Form 10-K
period 2006-12-31
TIME WARNER INC
filed 2007-02-23
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of the close of business on February 16, 2007, there were 3,815,571,860 shares of the registrant’s Common Stock and 18,784,759 shares of the registrant’s Series LMCN-V Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2006) was approximately $66.27 billion.

Documents Incorporated by Reference:

Description of document	Part of the Form 10-K

Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2007 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Items 10 and 12 are not incorporated by reference and are provided herein)

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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
Item 9B. Other Information.
PART III
Items 10, 11, 12, 13 and 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accountant Fees and Services.
PART IV
Item 15. Exhibits and Financial Statements Schedules.
SIGNATURES
EX-4.27 INDENTURE DATED 11-13-06
EX-10.44 EMPLOYMENT AGREEMENT
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23 CONSENT OF ERNST & YOUNG LLP
EX-31.1 SECTION 302 CERTIFICATION OF PEO
EX-31.2 SECTION 302 CERTIFICATION OF PFO
EX-32 SECTION 906 CERTIFICATION OF THE PEO AND PFO

PART I

Item 1.	Business.

Time Warner Inc. (the “Company” or “Time Warner”), a Delaware corporation, is a leading media and entertainment company. The Company classifies its businesses into the following five reporting segments:

•	AOL, consisting principally of interactive services;

•	Cable, consisting principally of interests in cable systems providing video, high-speed data and voice services;

•	Filmed Entertainment, consisting principally of feature film, television and home video production and distribution;

•	Networks, consisting principally of cable television networks; and

•	Publishing, consisting principally of magazine publishing.

At January 1, 2007, the Company had a total of approximately 92,700 employees.

For convenience, the terms the “Company,” “Time Warner” and the “Registrant” are used in this report to refer to both the parent company and collectively to the parent company and the subsidiaries through which its various businesses are conducted, unless the context otherwise requires.

Recent Developments

Adelphia Acquisition and Related Transactions

As part of Time Warner Cable Inc.’s (“TWC”) strategy to expand its cable footprint and improve the clustering of its cable systems, on July 31, 2006 Time Warner NY Cable LLC (“TW NY”), a subsidiary of TWC, and Comcast Corporation (“Comcast”) completed their respective acquisitions of assets comprising, in the aggregate, substantially all of the cable systems of Adelphia Communications Corporation (“Adelphia”). TW NY paid for the Adelphia assets acquired by it with approximately $8.9 billion in cash (after certain purchase price adjustments) and shares of TWC’s Class A Common Stock representing approximately 16% of TWC’s outstanding common stock. Immediately prior to the Adelphia acquisition, TWC and its subsidiary, Time Warner Entertainment Company, L.P. (“TWE”), redeemed Comcast’s interests in TWC and TWE, with the result that Comcast no longer has an interest in either company. In addition, immediately after the acquisition of the Adelphia assets, TW NY exchanged certain cable systems with subsidiaries of Comcast. These transactions resulted in a net increase of 3.2 million basic video subscribers served by TWC’s cable systems.

On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934 on the same day. Under the terms of the reorganization plan, most of the shares of TWC Class A Common Stock that Adelphia received as part of the payment for the systems TWC acquired in July 2006 are being distributed to Adelphia’s creditors. It is expected that the TWC Class A Common Stock will begin to trade on the New York Stock Exchange (“NYSE”) on or about March 1, 2007.

AOL - Google Alliance

On April 13, 2006, AOL LLC (“AOL”), Google Inc. (“Google”) and Time Warner completed the issuance to Google of a 5% indirect equity interest in AOL in exchange for $1 billion in cash, having entered into agreements in March 2006 that expanded their strategic alliance. Under the alliance, Google will continue to provide search services to AOL’s network of Internet properties worldwide and will provide AOL with a greater share of revenues generated through searches conducted on the AOL network. Google agreed, among other things, to provide AOL the use of a modified version of its search technology to enable AOL to sell search advertising directly to advertisers on AOL-owned properties, to provide AOL with marketing credits for promotion of AOL’s properties on Google’s network and other promotional opportunities for AOL content, to collaborate in video search and promotion of

AOL’s video destination, and to enable Google and AIM instant messaging users to communicate with each other, provided certain conditions are met.

New Broadcast Television Network

At the beginning of the Fall 2006 broadcast season, Warner Bros. Entertainment Inc. (“WBE”), a subsidiary of the Company, and CBS Corp. (“CBS”) launched a new fifth broadcast network named The CW Network. The new broadcast network is a 50-50 joint venture between WBE and CBS and is being accounted for by the Company as an equity investee. The WB Network, 77.75% owned by a subsidiary of WBE which operated for 11 years, ceased operations in conjunction with the launch of the new network and The WB Network’s partnership with Tribune Broadcasting was dissolved.

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

Available Information and Website

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the Company’s website at www.timewarner.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

AOL

AOL is a leader in interactive services. In the U.S. and internationally, AOL and its subsidiaries operate a leading network of web brands, offer free client software and services to users who have their own Internet connection and also provide services to advertisers on the Internet. In addition, AOL operates one of the largest Internet access subscription services in the U.S.

On April 13, 2006, AOL, Google and Time Warner completed the issuance to Google of a 5% indirect equity interest in AOL in exchange for $1 billion in cash, having entered into agreements in March 2006 that expanded their strategic alliance. Under the alliance, Google will continue to provide search services to AOL’s network of Internet properties worldwide and provide AOL with a greater share of revenues generated through searches conducted on the AOL network. Google agreed, among other things, to provide AOL the use of a modified version of its search technology to enable AOL to sell search advertising directly to advertisers on AOL-owned properties, to provide AOL with marketing credits for promotion of AOL’s properties on Google’s network and other promotional opportunities for AOL content, to collaborate in video search and promotion of AOL’s video destination, and to enable Google and AIM instant messaging users to communicate with each other, provided certain conditions are met.

Access and Global Web Services

Historically, AOL’s primary product has been an online subscription service providing dial-up Internet access for a monthly fee. This subscription service continues to generate the substantial majority of AOL’s revenues. As of December 31, 2006, AOL had 13.2 million access subscribers in the U.S. The primary price plans offered by AOL are $25.90 and $9.95 per month plans providing varying levels of dial-up access service, storage, tools and services. In addition, AOL subsidiaries offer the CompuServe and Netscape Internet services.

During 2006, AOL began a transition from a primarily subscription-based business to an advertising-supported global web services business. A significant component of this transition was to permit the use of most of AOL’s services, including the AOL client software and AOL e-mail, without charge. As a result, as long as an individual has a means to connect to the Internet, that person is able to access and use most of the AOL services for free.

AOL offers a variety of websites, portals such as AOL.com (including versions in other languages), and related applications and services, which, along with the AOL and low-cost ISP services, form an online network (the “AOL Network”). Specifically, the AOL Network includes AOL.com, AIM, MapQuest, Moviefone, ICQ, and Netscape as well as other websites that are owned or operated by third parties for which the Internet traffic has been assigned to AOL under agreements with the other party. Accordingly, AOL’s audience includes AOL members and Internet users who visit the AOL Network. AOL seeks to attract highly-engaged users to and retain those users on the AOL Network by offering compelling free content, features and tools.

AOL’s strategy is to maintain or expand the audience of unique visitors to the AOL Network and to increase their activity. This activity is a significant driver of AOL’s advertising revenues. AOL intends to distribute its free and paid products and services through a variety of methods, including relationships with third-party high-speed Internet access providers, retailers, computer manufacturers or other aggregators of Internet activity and through search engine marketing and search engine optimization.

AOL earns revenue by offering advertisers a range of online marketing and promotional opportunities both on the AOL Network and on third-party websites primarily through Advertising.com. Online advertising arrangements generally involve payments by advertisers on either a fixed-fee basis or on a pay-for-performance basis, where the advertiser pays based on the “click” or customer transaction resulting from the advertisement. AOL also earns revenue through its relationship with Google, which sells advertising that appears on AOL search sites and shares the resulting revenues with AOL. AOL offers advertisers fixed-fee display advertising and performance-based display advertising, as well as a variety of customized programs, including premier placement, video advertising, rich media advertising, sponsorship of content offerings for designated time periods, local and classified advertising, audience targeting opportunities, search engine management and lead generation services. Advertising.com connects advertisers with online advertising inventory by purchasing this inventory from publishers of third-party websites, and using its proprietary optimization technology to determine the optimal advertising to display on each inventory placement.

AOL also offers paid services to AOL members and to Internet users generally, including storage and online safety and security products. AOL intends to develop and offer a variety of other premium content, services and applications that appeal to high-speed and mobile users.

International

Internationally, AOL is also transitioning from primarily a subscription-based business to an advertising-supported web services business. During 2006, the Company entered into agreements to sell its AOL European access businesses. On October 31, 2006, AOL completed the sale of its French access business to Neuf Cegetel S.A. for approximately $360 million in cash, and on December 29, 2006, AOL sold its U.K. access business to The Carphone Warehouse Group PLC for approximately $712 million in cash, $476 million of which was paid at closing and the remainder of which will be payable over the 18-month period following the closing. In connection with these sales, AOL entered into separate agreements with the purchasers to provide ongoing web services and content to their existing and purchased subscribers. For further information regarding these sales, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the financial section of this report. In September 2006, AOL entered into an agreement to sell its German access business to Telecom Italia S.p.A. for approximately $870 million in cash, subject to certain closing adjustments, and will also provide ongoing web services to Telecom Italia S.p.A. following closing, which is expected to occur in the first quarter of 2007.

Technologies

AOL employs a multiple vendor strategy in designing, structuring and operating the network services utilized in its interactive online services. AOLnet, an Internet protocol (IP) network of third-party network service providers, is used for the AOL service, the Netscape service, certain versions of the CompuServe service in North America, and other subscriber services, in addition to being used by outside parties. AOL expects to continue to review its network services arrangements in order to align its network capacity with market conditions and manage data network costs.

AOL enters into multi-year data communications agreements to support AOLnet. In connection with those agreements, AOL may commit to purchase certain minimum levels of data communications services or to pay a fixed cost for network services.

AOL also utilizes the AOL Transit Data Network (“ATDN”), the domestic and international network that connects AOL, CompuServe 2000 and Time Warner Cable high-speed data customers to the Internet. The ATDN also functions as the conduit between much of Time Warner’s content and the Internet, linking together various facilities throughout the world, with its greatest capacity in the U.S. and Europe. The ATDN Internet backbone is built from high-end routers and high-bandwidth circuits purchased primarily under long-term agreements from third-party carriers.

Improving and maintaining AOLnet and the ATDN requires a substantial investment in telecommunications equipment and services. In addition to making cash purchases of telecommunications equipment, AOL also finances some of these purchases through leases.

Marketing

To support its goals of attracting and retaining members and users, growing the audience of the AOL Network, and developing and differentiating its family of brands, AOL markets its brands, products and services through a broad array of programs and media, including retail distribution, bundling agreements, web advertising and alternate media. Other marketing strategies include search engine marketing as well as online and offline cross-promotion and co-branding with a wide variety of partners. Additionally, through multi-year bundling agreements, AOL’s interactive online services and products are installed on several different brands of personal computers made by personal computer manufacturers.

Competition

AOL’s global web services business competes for online users’ time and attention and advertising, subscription and commerce revenues with a wide range of companies, including web-based portals and individual websites providing content, commerce, search, communications, community and similar features, as well as ISPs and traditional media companies such as Viacom Inc., CBS Corp., News Corporation, The Walt Disney Company, Tribune Company, The New York Times Company and NBC Universal. Major competitors include Yahoo! Inc., Microsoft Corporation, Google, IAC/ InterActiveCorp and eBay Inc. In addition, new properties such as YouTube, MySpace and Facebook that have been able to gain large numbers of visitors and generate significant amounts of activity compete with AOL.

Advertising.com, which generates almost a quarter of AOL’s advertising revenues, competes with other aggregators of third-party inventory and other companies that offer competing advertising products, technology and services, such as 24/7 Real Media, Inc. and ValueClick, Inc. Competition affects the prices paid by Advertising.com for inventory and prices charged to advertisers for Advertising.com’s products and services. In order for Advertising.com to remain competitive, it is important that it offer compelling advertising products and technologies to the advertisers who are its customers.

As part of its strategy, AOL has sold its Internet access operations in France and the U.K. and has agreed to do so in Germany, and in conjunction with these sales has established relationships with the purchasers to continue to provide its former subscribers with web services, including portals, e-mail and content. In Europe, following the sales of its access operations businesses, AOL Europe’s primary competitors are Google, Microsoft Corporation and

Yahoo! Inc. in its main markets, in addition to Web.de in Germany and Voilá in France. Internationally, AOL expects to compete against local Internet and other web services companies as well as current U.S. competitors who have an established portal presence in these locations already.

Although AOL has implemented a new long-term business strategy, AOL continues to operate in the Internet access business and competes for subscription revenues with companies providing dial-up Internet service, including EarthLink, and discount ISPs such as NetZero. AOL also competes with companies providing Internet access via broadband technologies, such as cable companies and telephone companies, and companies offering emerging broadband access technologies, including wireless, mobile wireless, fiber optic cable and power line.

AOL faces significant competition, primarily from the competitors identified above, in the distribution of its products and services in a cost effective manner. For example, AOL competes to secure placement on new computers and mobile devices, including cellular telephones and PDAs, to distribute and promote its products and services. AOL also competes with other providers of portals and other Internet products and services to distribute and promote its products and services through high-speed internet access networks at retail outlets, on new computers, as well as via other distribution channels.

CABLE

The Company’s cable business, Time Warner Cable Inc. and its subsidiaries (“TWC” or “Time Warner Cable”), is the second-largest cable operator in the U.S. and is an industry leader in developing and launching innovative video, data and voice services. As of December 31, 2006, TWC’s cable systems passed approximately 26 million U.S. homes in well-clustered locations and had approximately 13.4 million basic video subscribers (after giving effect to the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) to its partners on January 1, 2007). Approximately 85% of these homes were located in one of five principal geographic areas: New York state, the Carolinas, Ohio, southern California and Texas. As of February 1, 2007, Time Warner Cable was the largest cable system operator in a number of large cities, including New York City and Los Angeles.

As part of TWC’s strategy to expand its cable footprint and improve the clustering of its cable systems, on July 31, 2006, Time Warner NY Cable LLC (“TW NY”), a subsidiary of TWC, and Comcast completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable systems of Adelphia. TW NY paid for the Adelphia assets acquired by it with approximately $8.9 billion in cash (after certain purchase price adjustments) and shares of TWC’s Class A Common Stock representing approximately 16% of TWC’s outstanding common stock. Immediately prior to the Adelphia acquisition, TWC and Time Warner Entertainment Company, L.P. (“TWE”) redeemed Comcast’s interests in TWC and TWE, with the result that Comcast no longer has an interest in either company. In addition, immediately after the acquisition of the Adelphia assets, TW NY exchanged certain cable systems with subsidiaries of Comcast. These transactions (referred to generally herein as the “Adelphia/Comcast Transactions”) resulted in a net increase of 3.2 million basic video subscribers served by TWC’s cable systems, consisting of approximately 4.0 million subscribers in acquired systems and approximately 0.8 million subscribers in systems transferred to Comcast. Cable systems acquired by TWC from Adelphia or from Comcast in the Adelphia/Comcast Transactions are referred to herein as the “Acquired Systems,” and systems owned or operated by TWC since prior to the Adelphia/Comcast Transactions are referred to herein as the “Legacy Systems.”

On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934 on the same day. Under the terms of the reorganization plan, most of the shares of TWC Class A Common Stock that Adelphia received as part of the payment for the systems TWC acquired in July 2006 are being distributed to Adelphia’s creditors. It is expected that the TWC Class A Common Stock will begin to trade on the NYSE on or about March 1, 2007.

As the marketplace for basic video services has matured, the cable industry has responded by introducing new services, including enhanced video services like HDTV and video-on-demand (“VOD”), high-speed Internet access and Internet protocol (“IP”)-based telephony. As of December 31, 2006, approximately 7.3 million (or 54%) of TWC’s 13.4 million basic video customers subscribed to digital video services, 6.6 million (or 26%) of high-speed data service-ready homes subscribed to a residential high-speed data service such as the Road Runner service and 1.9 million (or 11%) of voice service-ready homes subscribed to Digital Phone, TWC’s newest service. TWC launched Digital Phone broadly in its Legacy Systems during 2004 and it is available in some of the Acquired Systems on a limited basis. As of December 31, 2006, in the Legacy Systems, approximately 56% of TWC’s 9.5 million basic video customers subscribed to digital video services and over 30% of high-speed data service ready homes subscribed to a residential high-speed data service. The customer data contained herein includes subscribers in certain managed, but unconsolidated, systems in the TKCCP joint venture which were distributed to TWC effective on January 1, 2007. For additional information with respect to the distribution of the assets of TKCCP to its partners on January 1, 2007, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Developments” in the financial pages herein.

Products and Services

Time Warner Cable offers a variety of services over its broadband cable systems, including video, high-speed data and voice services. Time Warner Cable markets its services both separately and as “bundled” packages of multiple services and features. Increasingly, its customers subscribe to more than one service for a single price reflected on a single consolidated monthly bill.

As of December 31, 2006, nearly all of the Legacy Systems had bandwidth capacity of 750MHz or greater and were technically capable of delivering all of TWC’s advanced digital video, high-speed data and Digital Phone services. As of such date, it is estimated that approximately 94% of the homes passed in the Acquired Systems were served by plant that had been upgraded to at least 750MHz. TWC is in the process of upgrading the plant in the Acquired Systems. As a result of the Adelphia/Comcast Transactions, TWC has made and anticipates continuing to make significant capital expenditures over the next 12 to 24 months related to the continued integration of the Acquired Systems, which will enable TWC to offer its advanced services and features in the Acquired Systems.

Video Services

Time Warner Cable offers a full range of analog and digital video service levels, as well as advanced services such as VOD, HDTV, and set-top boxes equipped with digital video recorders (“DVRs”).

Analog services.  Analog video service is available in all of TWC’s operating areas. Time Warner Cable typically offers two levels or “tiers” of service — Basic and Standard — which together offer, for a fixed monthly fee based on the level of service selected, on average approximately 70 channels for viewing on “cable-ready” television sets without the need for a separate set-top box. The Basic tier generally provides customers with broadcast television signals, satellite delivered broadcast networks and superstations, local origination channels, and public access, educational and government channels. The Standard tier generally includes national, regional and local cable news, entertainment and other specialty networks, such as CNN, A&E, ESPN and MTV. Subscribers may also purchase premium channels, such as HBO, Showtime and Starz!, for an additional monthly fee.

In certain areas, Time Warner Cable’s Basic and Standard tiers also include Time Warner Cable’s proprietary local programming devoted to the communities served by Time Warner Cable. For example, Time Warner Cable provides 24-hour local news channels in the following areas: NY1 News and NY1 Noticias in New York, NY; News 14 Carolina in Charlotte, Greensboro and Raleigh, NC; R News in Rochester, NY; Capital News 9 in Albany, NY; News 8 Austin in Austin, TX; and News 10 Now in Syracuse, NY.

Digital services.  Subscribers to Time Warner Cable’s digital video services receive up to 250 digital video and audio services for a fixed monthly fee. Digital video subscribers also have access to an interactive on-screen program guide, on-demand services, multiplex versions of premium channels such as HBO and Showtime, and specialized, thematically-linked programming tiers. Digital video subscribers may also purchase seasonal sports packages, generally for a single fee for the entire season. As of December 31, 2006, 54.2% of TWC’s basic video subscribers, or approximately 7.3 million, subscribed to its digital video services and, in the Legacy Systems, approximately 55.6% of TWC’s basic video subscribers, or approximately 5.3 million, subscribed to its digital video services.

On-Demand services.  On-Demand services enable digital video users to view what they want, when they want it. These services feature advanced functionality, such as the ability to pause, rewind and fast-forward on-demand programs using Time Warner Cable’s VOD system. These services include Movies-on-Demand, Subscription-Video-on-Demand (“SVOD”), which provides subscribers with On-Demand access to programming that is either associated with a particular premium content provider to which they already subscribe, such as HBO On-Demand, or is otherwise made available on a subscription basis; and Free Video-on-Demand, which provides selected movies, programs and program excerpts to all digital subscribers with On-Demand access with no incremental charges. TWC’s new Start Over service uses VOD technology to allow digital video customers to instantly restart selected programs then being aired by participating programming services. Users cannot fast forward through commercials while using Start Over, so traditional advertising economics are preserved. The Start Over service was rolled out in a number of divisions during 2006 and is expected to be introduced in additional service areas during 2007.

DVRs.  Set-top boxes equipped with digital video recorders are available for a fixed monthly fee. Among other things, these set-top boxes enable customers to pause and/or rewind “live” television programs, and easily and conveniently record programs onto a hard drive built into the set-top box.

High definition services.  Time Warner Cable generally offers approximately 15 channels of high definition television, or HDTV, in each of its systems, mainly consisting of broadcast signals and standard and premium cable networks, as well as HDTV Movies-on-Demand in most of the Legacy Systems. HDTV provides a significantly clearer picture and improved audio quality. Due to a number of factors, during the first quarter of 2007, TWC has experienced, and may continue to experience during the near term, difficulty in obtaining sufficient quantities of HDTV-capable set-top boxes to satisfy all consumer requests for them.

Interactive services.  TWC’s two-way digital cable infrastructure enables Time Warner Cable to introduce innovative interactive features and services. Such services, which were either offered by Time Warner Cable systems as of December 31, 2006 or are in the process of being tested or rolled out, include Quick Clips, which permits digital subscribers to view on their televisions a variety of news, weather and sports content developed for websites; Instant News & More, which allows customers to gain access to information about the weather, sports, stocks, traffic, and other relevant data on TV; interactive voting and polling, which allows subscribers to participate in live on-screen voting and polling; a sports news alert and eBay tracking and participation via remote control.

High-speed Data Services

Time Warner Cable offered high-speed data services to nearly 99% of its homes passed as of December 31, 2006. As of December 31, 2006, Time Warner Cable had approximately 6.6 million residential high-speed data subscribers and approximately 245,000 commercial accounts. Residential high-speed data subscribers represent over 30% of service-ready homes passed in the Legacy Systems. Penetration rates are lower in the Acquired Systems. Subscribers pay a monthly flat fee based on the level of service received. Due to their different characteristics, commercial and bulk subscribers are charged at different rates than residential subscribers. High-speed data customers connect their personal computers (PCs) or other broadband-ready devices using a cable modem.

Road Runner.  As of December 31, 2006, Time Warner Cable offered its Road Runner branded, high-speed data service to residential subscribers in virtually all Legacy Systems. Time Warner Cable expects to complete a transition to the Road Runner service in the Acquired Systems before the end of 2007.

Time Warner Cable Business Class.  Time Warner Cable offers commercial customers a variety of high-speed data services, including Internet access, website hosting and managed security. These services are offered to a broad range of businesses and are marketed under the “Time Warner Cable Business Class” brand. In addition to the residential subscribers and commercial accounts serviced through TWC’s cable systems, Time Warner Cable provides the Road Runner high-speed data service to third parties for a fee.

Voice Services

Digital Phone.  Digital Phone is the newest of TWC’s core services, having been launched broadly across the Legacy Systems in 2004. With the Digital Phone service, Time Warner Cable can offer customers a combined, easy-to-use package of video, high-speed data and voice services and compete effectively against similarly bundled products offered by competitors. Most customers receive a Digital Phone package that provides unlimited local, in-state and U.S., Canada and Puerto Rico long-distance calling and a number of calling features for a fixed monthly fee. During 2006, Time Warner Cable also introduced, among other things, a lower-priced unlimited in-state only calling plan, and additional calling plans are expected to be introduced in the future.

As of December 31, 2006, Digital Phone had been launched in all of Time Warner Cable’s Legacy Systems and was available to nearly 94% of homes passed in such systems. At that time, Time Warner Cable had approximately 1.9 million Digital Phone customers and penetration of voice service to serviceable homes was approximately 11%. TWC has begun and expects to continue rolling out Digital Phone across the Acquired Systems during 2007.

As an adjunct to its existing commercial high-speed data business, TWC intends to introduce a commercial voice service to small- and medium-sized businesses in most of its Legacy Systems during 2007.

Digital Phone is delivered over the same system facilities used by Time Warner Cable to provide video and high-speed data services. Time Warner Cable provides customers with a voice-enabled cable modem that digitizes voice signals and routes them as data packets, using IP technology, over TWC’s managed broadband cable systems. Calls to destinations outside of TWC’s cable systems are routed through the traditional public switched telephone network. Unlike Internet phone providers, such as Vonage and Lingo, which utilize the Internet to transport telephone calls, TWC’s Digital Phone service uses only TWC’s managed network and the public switched telephone network to route calls, which TWC believes allows it to better monitor and maintain call and service quality.

TWC has agreements with Verizon Communications, Inc. and Sprint Nextel Corporation (“Sprint”) under which these companies assist it in providing Digital Phone service, delivering enhanced 911 service and assisting in local number portability and long distance traffic carriage. In July 2006, TWC agreed to expand its multi-year relationship with Sprint as its primary provider of these services, including in the Acquired Systems.

Wireless Joint Ventures

In November 2005, TWC and several other cable companies, together with Sprint, announced the formation of a joint venture to develop integrated video entertainment, wireline and wireless data and communications products and services. In 2006, TWC began offering a service bundle that includes Sprint wireless voice service in limited operating areas and will continue to roll out this product during 2007. A separate joint venture formed by the same parties participated in the FCC’s Advanced Wireless Spectrum (“AWS”) auction during 2006 and was awarded licenses covering 20 MHz of spectrum in about 90% of the continental U.S. and Hawaii. Under the joint venture agreement, Sprint has the ability to exit the venture upon 60 days’ notice and to require that the venture purchase its interests for an amount equal to Sprint’s capital contributions to that point. In addition, under certain circumstances, the cable operators that are members of the venture have the ability to exit the venture and receive, subject to certain limitations and adjustments, AWS licenses covering their operating areas.

Advertising

TWC also generates revenue by selling advertising time to a variety of national, regional and local businesses. Cable operators generally receive an allocation of scheduled advertising time on cable programming services into which the operator can insert commercials, generally two minutes per hour. The clustering of TWC’s systems expands the number of viewers that TWC reaches within a local designated market area, which helps local advertising sales personnel to compete more effectively with broadcast and other media. As a result of the Adelphia/Comcast Transactions, TWC has a strong presence in the country’s two largest advertising markets, New York City and Los Angeles. In addition, in many locations contiguous cable system operators have formed advertising interconnects to deliver locally inserted commercials across wider geographic areas, replicating the reach of broadcast stations as closely as possible. TWC is exploring various means by which it could utilize its advanced services, such as VOD and interactive TV, to increase advertising revenues.

Content and Equipment Suppliers

Video programming content.  Video programming rights represent a major cost component for TWC. TWC generally obtains the right to carry video programming services through the negotiation of affiliation agreements with programmers, including affiliates of Time Warner . Most programming services impose a monthly license fee per subscriber upon the cable operator which typically increases over time and sometimes includes a volume discount. However, payments to the providers of some premium channels may be based on a percentage of TWC’s gross subscription receipts for the channel. TWC’s programming costs continue to rise, especially for sports programming. (See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Business Segment Results — Cable” in the financial section of this report.) TWC obtains rights to On-Demand programming from film studios and other distributors and typically pays the provider a portion of any separate fees paid by the customer for the selected On-Demand programming.

TWC obtains the right to carry local broadcast television stations either through the stations’ exercise of their so-called “must carry” rights, or through negotiated retransmission consent agreements. See “Regulatory Matters — Communications Act and FCC Regulation — Carriage of Broadcast Television Stations and Other Programming Regulation” below. TWC’s existing programming and retransmission consent agreements expire at various times.

TWC also carries the high-definition television signals and other digital signals broadcast by numerous local television stations, including all stations owned and operated by the major broadcast networks and nearly all public television stations, as well as various basic cable and premium networks and certain high-definition sports programming.

Pay-Per-View and On-Demand content.  TWC generally obtains rights to carry movies on an on-demand basis, as well as Pay-Per-View events, through iN Demand, a company in which TWC holds a minority interest. iN Demand negotiates with motion picture studios to obtain the relevant distribution rights. Movies-on-Demand content is generally provided to TWC under a revenue-sharing arrangement, although in some cases there are required minimum guaranteed payments. SVOD and other “free on-demand” content is obtained directly from the relevant content providers.

Set-top boxes.  TWC currently purchases set-top boxes and CableCARDstm (which enable some digital televisions and other devices to receive certain non-interactive digital services without a set-top box) from a limited number of suppliers. TWC leases these set-top boxes and CableCARDstm to subscribers at monthly rates. Video equipment fees are regulated by the FCC on a basis tied to capital cost plus a set rate of return. Certain FCC regulations relating to set-top box equipment, which are to come into effect in July 2007, are expected to increase TWC’s set-top box costs. See “Regulatory Matters,” below, for additional information regarding these regulations.

Competition

TWC faces intense competition from a variety of alternative information and entertainment delivery sources, principally from direct-to-home satellite video providers and certain regional telephone companies, each of which offers or will shortly be able to offer a broad range of services through increasingly varied technologies. In addition, technological advances will likely increase the number of alternatives available to TWC’s customers from other providers and intensify the competitive environment. See “Risk Factors — Risks Related to Cable Competition.”

Principal Competitors

Direct broadcast satellite.  TWC’s video services face competition from direct broadcast satellite services, such as the Dish Network and DirecTV. DirecTV and Dish Network offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. The video services provided by these satellite providers are comparable, in many respects, to TWC’s analog and digital video services, and direct broadcast satellite subscribers can obtain satellite receivers with integrated digital video recorders from those providers as well. Both major direct broadcast satellite providers have entered into co-marketing arrangements with regional telephone companies that allow the telephone companies to offer customers a bundle of video, telephone and DSL services, which competes with TWC’s “Triple Play” of video, high-speed data and Digital Phone services.

Incumbent local telephone companies.  TWC’s high-speed data and Digital Phone services face competition from the DSL and traditional phone offerings of incumbent local telephone companies in most TWC operating areas. In some cases, DSL providers have partnered with ISPs such as AOL, which may enhance DSL’s competitive position. In addition, some incumbent local telephone companies, such as AT&T and Verizon, which have grown through consolidation in recent years, have undertaken fiber-optic upgrades of their networks. The technologies they are using, such as fiber-to-the-node (“FTTN”) and fiber-to-the-home (“FTTH”), are capable of carrying two-way video, high-speed data with substantial bandwidth and IP-based telephony services, each of which is similar to the comparable services offered by TWC. These upgraded networks allow for the marketing of service bundles of video, data and voice services plus wireless services provided by the telephone companies’ own or affiliated companies.

Cable overbuilds.  TWC operates its cable systems under non-exclusive franchises granted by state or local authorities. The existence of more than one cable system operating in the same territory is referred to as an “overbuild.” In some of TWC’s operating areas, other operators have overbuilt TWC systems and/or offer video, data and voice services in competition with TWC.

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

Wireless Cable/Multi-channel Microwave Distribution Services (“MMDS”).  TWC faces competition from wireless cable operators, including digital wireless operators, who use terrestrial microwave technology to distribute video programming and some of which now offer voice and high-speed data services.

Other Competition and Competitive Factors

In addition to competing with the video, data and voice services offered by direct broadcast satellite providers, local incumbent telephone companies, cable overbuilders and some SMATVs and MMDSs, each of TWC’s services also faces competition from other companies that provide services on a stand-alone basis.

Video competition.  TWC’s video services face competition on a stand-alone basis from a number of different sources, including local television broadcast stations that provide free over-the-air programming which can be received using an antenna and a television set; local television broadcasters, which in selected markets sell digital subscription services; and video programming delivered over broadband Internet connections. TWC’s VOD services compete with online movie services, which are delivered over broadband Internet connections, and also video stores and mail-in companies, and home video products.

“Online” competition.  TWC’s high-speed data services face or may face competition from a variety of companies that offer other forms of online services, such as low cost dial-up services over ordinary telephone lines, and developing technologies, such as Internet service via power lines, satellite and various wireless services (e.g., Wi-Fi), including those of local municipalities.

Digital Phone competition.  TWC’s Digital Phone service also competes with wireless phone providers and national providers of Internet-based phone products such as Vonage. The increase in the number of different technologies capable of carrying voice services has intensified the competitive environment in which TWC’s Digital Phone service operates.

FILMED ENTERTAINMENT

The Company’s Filmed Entertainment businesses produce and distribute theatrical motion pictures, television shows, animation and other programming, distribute home video product, and license rights to the Company’s feature films, television programming and characters. All of the foregoing businesses are principally conducted by various subsidiaries and affiliates of Warner Bros. Entertainment Inc., known collectively as the Warner Bros. Entertainment Group (“Warner Bros.”), and New Line Cinema Corporation (“New Line”).

Feature Films

Warner Bros.

Warner Bros. produces feature films both wholly on its own and under co-financing arrangements with others, and also distributes its films and completed films produced by others. The terms of Warner Bros.’ agreements with independent producers and other entities are separately negotiated and vary depending upon the production, the amount and type of financing by Warner Bros., the media and territories covered, the distribution term and other factors. Warner Bros.’ feature films are produced under both the Warner Bros. Pictures and Castle Rock banners, and also by Warner Independent Pictures (“WIP”).

Warner Bros.’ strategy focuses on offering a diverse slate of films with a mix of genres, talent and budgets that includes several “event” movies per year. In response to the high cost of producing theatrical films, Warner Bros. has entered into certain film co-financing arrangements with other companies, decreasing its financial risk while in most cases retaining substantially all worldwide distribution rights. During 2006, Warner Bros. released a total of 28 original motion pictures for theatrical exhibition (including WIP releases), including Happy Feet, The Departed and Superman Returns. Of the total 2006 releases, four were wholly financed by Warner Bros. and 24 were financed with or by others.

Warner Bros. has co-financing arrangements with Village Roadshow Pictures, Legendary Pictures, LLC and Virtual Studios, LLC. Additionally, Warner Bros. has an exclusive distribution arrangement with Alcon Entertainment for distribution of all of Alcon’s motion pictures in domestic and certain international territories. During 2006, Warner Bros. entered into an exclusive multi-year distribution agreement with Dark Castle Holdings, LLC, under which Warner Bros. will distribute Dark Castle’s next 15 feature films in the U.S. and, generally, in all international territories. Each of these feature films will be 100% financed by Dark Castle.

WIP produces or acquires smaller budget and alternative films for domestic and/or worldwide release. WIP released eight films during 2006, including The Painted Veil and A Scanner Darkly.

Warner Bros. distributes feature films to more than 125 international territories. In 2006, Warner Bros. released internationally 20 English-language motion pictures and 32 local-language films that it either produced or acquired.

New Line Cinema

Theatrical films are also produced and distributed by New Line, a leading independent producer and distributor of theatrical motion pictures. Included in its 11 films released during 2006 were Little Children; Texas Chainsaw Massacre, The Beginning and Final Destination 3. During 2005, New Line and Home Box Office formed Picturehouse, a jointly-owned theatrical distribution company, to produce and distribute independent films. This venture released six films in 2006, including the critically acclaimed Pan’s Labyrinth and A Prairie Home Companion. Like Warner Bros., New Line releases a diversified slate of films with an emphasis on building and leveraging franchises. As part of its strategy for reducing financial risk and dealing with the rising cost of film production, New Line typically pre-sells the international rights to its releases on a territory-by-territory basis, while still retaining a share of each film’s potential profitability in those foreign territories. New Line also has entered into a co-financing transaction arranged by The Royal Bank of Scotland which covers approximately two years of its films, beginning in February, 2007.

Home Video

Warner Home Video, a division of Warner Bros. Home Entertainment Inc. (“WHV”), distributes for home video use DVDs containing filmed entertainment product produced or otherwise acquired by the Company’s various content-producing subsidiaries and divisions, including Warner Bros. Pictures, Warner Bros. Television, Castle Rock, New Line, Home Box Office and Turner Broadcasting System. In addition to the creation of DVDs from new content generated by the Company, WHV produces and distributes DVDs from the Company’s extensive filmed entertainment library of thousands of feature films, television titles and animated titles. WHV also distributes other companies’ product, including DVDs for BBC, National Geographic and national sports leagues in the U.S., and has similar distribution relationships with producers outside the U.S.

WHV sells and/or licenses its product in the U.S. and in major international territories to retailers and/or wholesalers through its own sales force, with warehousing and fulfillment handled by third parties. In some countries, WHV’s product is distributed through licensees. WHV distributes packaged media product in the standard-definition DVD format and in the HD DVD and Blu-ray high-definition formats. DVD product is replicated by third parties, with replication for the U.S., Canada, Europe and Mexico provided for under a long-term contract. Significant WHV releases during 2006 include Superman Returns, Harry Potter and the Goblet of Fire and Wedding Crashers.

Television

Warner Bros. is one of the world’s leading suppliers of television programming, distributing programming in more than 200 foreign territories and in more than 45 languages. Warner Bros. both develops and produces new television series, made-for-television movies, mini-series, reality-based entertainment shows and animation programs and also licenses programming from the Warner Bros. library for exhibition on media all over the world.

Warner Bros.’ television programming is primarily produced by Warner Bros. Television, a division of WB Studio Enterprises Inc. (“WBTV”), which produces primetime dramatic and comedy programming for the major networks and for cable; Warner Horizon Television Inc. (“Warner Horizon”), which specializes in unscripted programming for network television as well as scripted and unscripted programming for cable television; and Telepictures Productions Inc. (“Telepictures”), which specializes in reality-based and talk/variety series for the syndication and daytime markets. For the 2006-07 season, WBTV is producing, among others, Gilmore Girls, Smallville and Supernatural for The CW Network and ER, Two and a Half Men, Without a Trace, Cold Case, Studio 60 on the Sunset Strip and The New Adventures of Old Christine for third-party networks. Warner Horizon produces the primetime reality series The Bachelor. Telepictures produces first-run syndication staples such as Extra and the talk shows The Ellen DeGeneres Show and Tyra.

Warner Bros. Animation Inc. (“WBAI”) is responsible for the creation, development and production of contemporary animated television programming, original made-for-DVD releases, including the popular Scooby Doo and Tom and Jerry series. WBAI also oversees the creative use of, and production of animated programming based on, classic animated characters from Warner Bros., including Looney Tunes, and from the Hanna-Barbera and DC Comics libraries.

Digital Media

For online audiences, Telepictures launched TMZ.com, a joint venture with AOL, in December 2005 to create a new ad-supported celebrity and entertainment news destination on the Internet. TMZ.com has become the number-one entertainment news site, according to comScore Media Metrix. Warner Bros. licenses television content to AOL for In2TV.com, a pioneer broadband network launched in March 2006 that streams episodes from classic television series such as Lois and Clark: The New Adventures of Superman and Welcome Back, Kotter in an ad-supported environment on the Internet. The Warner Bros. Television Group (“WBTVG”) recently established a digital production venture, named Studio 2.0, that works with creative talent and advertisers to create original live-action and animated short-form programming for broadband and wireless devices. For the 2006-07 broadcast season, WBTVG entered into digital distribution agreements with the ABC, CBS, NBC and The CW television networks, giving each network the right to offer via video-on-demand or subscription video-on-demand episodes of certain currently airing television series for a limited time following the initial network broadcast. The agreements grant Warner Bros. permanent download rights once an episode has aired on the network.

Warner Bros. Digital Distribution is developing other new business opportunities for the digital delivery of movies and television programming to consumers via online and wireless services, including licensing arrangements with Apple’s iTunes, Wal-Mart, Amazon, Best Buy, Microsoft for Xbox 360, BitTorrent, Inc., AOL, Netflix and arvato mobile in Germany.

Other Entertainment Assets

Warner Bros. Interactive Entertainment, a division of Warner Bros. Home Entertainment Inc., licenses and produces interactive games for a variety of platforms based on Warner Bros.’ and DC Comics’ properties, as well as original game properties.

Warner Bros. Consumer Products Inc. licenses rights in both domestic and international markets to the names, likenesses, images, logos and other representations of characters and copyrighted material from the films and television series produced or distributed by Warner Bros., including the superhero characters of DC Comics, Hanna-Barbera characters, classic films and Looney Tunes.

Warner Bros. and CBS each have a 50% interest in The CW Network, a new broadcast network launched at the beginning of the Fall 2006 broadcast season. For additional information, see “Networks,” below.

Warner Bros. International Cinemas Inc. holds interests, either wholly owned or through joint ventures, in 84 multi-screen cinema complexes with over 64 screens in Japan, Italy and the U.S.

DC Comics, wholly owned by the Company, publishes more than 50 regularly issued comics magazines and graphic novels featuring such popular characters as Superman, Batman, Wonder Woman and The Sandman. DC Comics also derives revenues from motion pictures, television, product licensing and books. The Company also owns E.C. Publications, Inc., the publisher of MAD magazine.

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

NETWORKS

The Company’s Networks business consists principally of domestic and international basic cable networks and pay television programming services. The basic cable networks (collectively, the “Turner Networks”) owned by Turner Broadcasting System, Inc. (“Turner”) constitute the Company’s basic cable networks. Pay television programming consists of the multichannel HBO and Cinemax pay television programming services (collectively, the “Home Box Office Services”) operated by Home Box Office, Inc.

The programming of the Turner Networks and the Home Box Office Services (collectively, the “Cable Networks”) is distributed via cable, satellite and other distribution technologies.

The Turner Networks generate their revenue principally from the sale of advertising (other than Turner Classic Movies, which sells advertising only in certain European markets) and from receipt of monthly subscriber fees paid by cable system operators, satellite distribution services, hotels and other customers (known as affiliates) that have contracted to receive and distribute such networks. Because it does not carry advertising, Turner Classic Movies generates most of its revenue from the monthly fees paid by affiliates, which are generally charged on a per subscriber basis. The Home Box Office Services generate revenue principally from fees paid by affiliates for the delivery of the Home Box Office Services to subscribers, who are generally free to cancel their subscriptions at any time. Home Box Office’s agreements with its affiliates are typically long-term arrangements that provide for annual service fee increases and retail promotion activities and have fee arrangements that are generally related to the number of subscribers served by the affiliate. The Home Box Office Services and their affiliates engage in ongoing marketing and promotional activities to retain existing subscribers and acquire new subscribers. Home Box Office also derives revenues from its original films and series through the sale of DVDs, as well as, in recent years, from its licensing of original programming in syndication and to basic cable channels.

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

Advertising revenues consist of consumer advertising, which is sold primarily on a national basis in the U.S. and on a local-language feed basis outside the U.S. Advertising contracts generally have terms of one year or less. Advertising revenue is generated from a wide variety of categories, including food and beverage, financial and business services, entertainment, pharmaceuticals and medical and automotive. Advertising revenue is a function of the size and demographics of the audience delivered, the “CPM,” which is the cost per thousand viewers delivered, and the number of units of time sold. Units sold and CPMs are influenced by the quantitative and qualitative characteristics of the audience of each network as well as overall advertiser demand in the marketplace.

Turner Networks

Domestic Networks

Turner’s entertainment networks include two general entertainment networks, TBS, with approximately 91.5 million U.S. households as of December 31, 2006, as reported by Nielsen Media Research (“households”); and TNT, with approximately 92.0 million households in the U.S. as of December 31, 2006; as well as Cartoon Network (including Adult Swim, its overnight block of contemporary animation aimed at adults), with approximately 90.9 million households in the U.S. as of December 31, 2006; Turner Classic Movies, a commercial-free network presenting classic films, which had approximately 76.1 million households in the U.S. as of December 31, 2006, and Boomerang, an animation network featuring classic cartoons. Programming for these entertainment networks is derived, in part, from the Company’s film, made-for-television and animation libraries to which Turner or other divisions of the Company own the copyrights, plus licensed programming, including sports, and original films and series. Turner South, a Southeast regional entertainment network, was sold in May 2006.

For its sports programming, Turner has licensed programming rights from the National Basketball Association to televise a certain number of regular season and playoff games on TNT through the 2007-08 season and has also secured rights to televise certain NASCAR Nextel Cup races from 2007 through 2014. TBS televises Atlanta Braves baseball games, for which rights fee payments are made to Major League Baseball’s central fund for distribution to all Major League Baseball clubs. Turner has also licensed programming rights from Major League Baseball to televise a certain number of regular season and playoff games on TBS beginning with the 2007 playoffs and continuing through the 2013 season. Through a wholly owned subsidiary, Turner owns the Atlanta Braves of Major League Baseball, but has signed a non-binding letter of intent to sell the team to Liberty Media Corporation and has submitted documents relating to the proposed transfer of the Atlanta Braves franchise to Major League Baseball.

Any sale of a major league baseball team requires the prior approval of the league. For further information regarding the proposed transaction, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Turner’s CNN and Headline News networks, 24-hour per day cable television news services, reached approximately 92.0 million households and 91.3 million households in the U.S., respectively, as of December 31, 2006. Together with CNN International (“CNNI”), CNN reached more than 200 countries and territories as of December 31, 2006. CNN operates 36 news bureaus, of which 10 are located in the U.S. and 26 are located around the world.

During 2006, the Company acquired from Liberty Media the remaining 50% interest in Court TV that it did not already own and, as a result, Court TV is now wholly owned by the Company and managed by Turner. Court TV, with approximately 87.5 million households in the U.S. as of December 31, 2006, is an advertiser-supported basic cable television service broadcasting live trial coverage by day and original programs such as Forensic Files and Psychic Detectives and off-network series in the evening.

International Networks

Entertainment and news networks are distributed via a network of 20 regional satellites to multiple distribution platforms such as cable and IPTV systems, satellite platforms, mobile operators and broadcasters for delivery to hotels and other viewers around the world.

The entertainment networks distribute approximately 47 region-specific versions and local-language feeds of Cartoon Network, Boomerang, Turner Classic Movies and TNT in over 167 countries around the world. In the U.K. and Ireland, Turner distributes Toonami, an all-action animation network. In addition, Turner distributes Pogo (an entertainment network for children) in India and certain other South Asian territories.

CNN Headline News is distributed in the Asia Pacific region and Latin America; CNN en Español is a separate Spanish language all-news network distributed primarily in Latin America; and CNNj is an all-news network in Japan.

In a number of regions, Turner has launched local-language versions of its channels through joint ventures with local partners. These include CNN+, a Spanish language 24-hour news network distributed in Spain and Andorra; CNN Turk, a Turkish language 24-hour news network available in Turkey and the Netherlands; Cartoon Network Japan and Cartoon Network Korea (launched in November 2006), both local-language 24-hour channels for kids; and BOING, an Italian language 24-hour kids animation network. CNN is distributed through CNN-IBN, a co-branded, 24-hour, English-language general news and current affairs channel in India. Turner also has interests in services in China (CETV).

Internet Sites

In addition to its cable networks, Turner manages various Internet sites that generate revenue from commercial advertising and consumer subscription fees. CNN has multiple sites, including CNN.com and several localized editions that operate in Turner’s international markets. CNN also operates Pipeline, a broadband news service available via subscription in 44 countries. CNN also operates CNNMoney.com in collaboration with Time Inc.’s Money Magazine. Turner also operates the NASCAR website, NASCAR.com, pursuant to an agreement with NASCAR through 2008, with options to extend through 2012, and the PGA’s and PGA Tour’s websites, PGA.com and PGATour.com, respectively, pursuant to agreements with the PGA and the PGA Tour through 2011. Turner operates CartoonNetwork.com, a popular advertiser-supported site in the U.S., as well as 36 international sites affiliated with the regional children’s services feeds. Turner has introduced GameTap, a direct-to-consumer broadband subscription-based gaming service offering access to over 700 classic and contemporary video games. In 2006, Turner launched VeryFunnyAds.com featuring comic TV commercials from around the world, and also ACC Select, a broadband subscription service providing Atlantic Coast Conference basketball games and other college sports.

Home Box Office

HBO, operated by Home Box Office, Inc., is the nation’s most widely distributed pay television service. Including HBO’s sister service, Cinemax, the Home Box Office Services had approximately 40.5 million subscriptions as of December 31, 2006. Both HBO and Cinemax are made available on a number of multiplex channels and in high definition. Home Box Office also offers subscription video-on-demand products which enable digital cable subscribers who subscribe to the Home Box Office Services to view programs at a time of their choice.

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

HBO is also defined by its award-winning original dramatic and comedy series, movies and mini-series such as The Sopranos, Entourage, Rome, Curb Your Enthusiasm and Elizabeth I, and boxing matches and sports news programs, as well as comedy specials, family programming and documentaries. In 2006, among other awards, HBO won 26 Primetime Emmys® — the most of any network — as well as seven Sports Emmys®.

HBO also generates revenue from the exploitation of its original programming through multiple distribution outlets. HBO Video markets a variety of HBO’s original programming on DVD. HBO licenses its original series, such as The Sopranos and Sex and the City, to basic cable channels and has licensed Sex and the City in syndication. The Home Box Office-produced show Everybody Loves Raymond, which aired for nine seasons on broadcast television, is currently in syndication as well. Home Box Office has entered into agreements with Cingular Wireless and Vodafone for the distribution of HBO content on their respective domestic and international mobile services. In addition, through various joint ventures, HBO-branded services are distributed in more than 50 countries in Latin America, Asia and Central Europe.

The CW Network

At the beginning of the Fall 2006 broadcast season, Warner Bros. and CBS launched a new fifth broadcast network, The CW Network. The new broadcast network is a 50-50 joint venture between Warner Bros. and CBS and is being accounted for by the Company as an equity investee. The WB Network, 77.75% owned by a Warner Bros. subsidiary which operated for the past 11 years, ceased operations in conjunction with the launch of the new network and The WB Network’s partnership with Tribune Broadcasting was dissolved.

The CW’s scheduling model includes, among other things, a six night-13 hour primetime lineup with programming such as America’s Next Top Model, Gilmore Girls, Everybody Hates Chris, Smallville and 7th Heaven, as well as a five-hour animated programming block of children’s programming on Saturday mornings. The CW is carried nationally by affiliated television stations covering approximately 94% of U.S. television households. Among the affiliates of The CW are 14 stations owned by Tribune and 11 CBS-owned stations.

Competition

Each of the Networks competes with other television programming services for marketing and distribution by cable and other distribution systems. Each of the Networks also compete for viewers’ attention and audience share with all other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, other pay and basic cable television services, home video, pay-per-view and video-on-demand services, online activities and other forms of news, information and entertainment. In addition, the Networks face competition for programming from those same commercial television networks, independent stations, and pay and basic cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors. Each of the Turner Networks, The CW Network and Turner’s Internet sites compete for advertising with numerous direct competitors and other media.

The Cable Networks’ production divisions compete with other producers and distributors of programs for air time on broadcast networks, independent commercial television stations, and pay and basic cable television networks.

PUBLISHING

The Company’s magazine publishing business is conducted primarily by Time Inc., a wholly owned subsidiary of the Company, either directly or through its subsidiaries. In addition, Time Inc. operates certain direct-marketing and direct-selling businesses.

Magazines

As of December 31, 2006, Time Inc. published over 145 magazines worldwide, with over 40 in the U.S. and over 100 in other countries. These magazines generally appeal to the broad consumer market and include People, Sports Illustrated, In Style, Southern Living, Real Simple, Entertainment Weekly, Time, Cooking Light, Fortune and What’s On TV. In addition, Time Inc. websites, such as CNNMoney.com, SI.com and People.com, reached approximately 18 million unique users on average each month in the second half of 2006, according to comScore Media Metrix. Time Inc. reached agreement in January 2007 with a subsidiary of Bonnier AB, a Swedish media company, for the sale of its Time4 Media and Parenting magazine groups, consisting of 18 of Time Inc.’s smaller niche magazines. The sale is expected to close in the first quarter of 2007.

Time Inc. expands its magazine businesses generally through the development of product extensions, new magazines and licensed international editions. Product extensions are generally managed by the individual magazines and involve, among other things, new magazines launches, specialized editions aimed at particular audiences, and the development of new editorial content for different media, such as the Internet, books and television. Many of Time Inc.’s magazine brands have developed websites to publish content new to Internet audiences as well as content from the magazines.

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

Time Inc.’s major magazines and websites are described below:

People is a weekly magazine that reports on celebrities and other newsworthy individuals. People generated approximately 15% of Time Inc.’s revenues in 2006. People has expanded its franchise to include People en Español, a monthly Spanish-language magazine aimed primarily at U.S. Hispanic readers. Who Weekly is an Australian version of People managed by IPC Media, Time Inc.’s consumer magazine publisher in the U.K. People.com is a leading website for celebrity news, photos and entertainment coverage.

Sports Illustrated is a weekly magazine that covers sports. Sports Illustrated for Kids is a monthly sports magazine intended primarily for pre-teenagers. Golf, a leading monthly golf title, is managed by the Sports Illustrated group. SI.com is a news website that provides up-to-the-minute scores and sports news 24/7, as well as statistics and analysis of domestic and international professional sports, and also college and high school sports.

In Style is a monthly magazine and InStyle.com is a website focusing on celebrity, lifestyle, beauty and fashion. Time Inc. also publishes In Style in Australia, the U.K. and Mexico through wholly owned subsidiaries.

Real Simple is a monthly magazine that focuses on life, home, body and soul and provides practical solutions for simplifying various aspects of busy lives. In addition, Real Simple launched a weekly television series on PBS in 2006.

Entertainment Weekly is a weekly magazine, and its related EW.com is a daily news website, that feature reviews and reports on movies, DVDs, video, television, music and books.

Time is a weekly newsmagazine that summarizes the news and interprets the week’s events, both national and international. Time also has four weekly English-language editions that circulate outside the United States. Time for Kids is a weekly current events newsmagazine for children, ages 5 to 13. TIME.com provides breaking news and analysis, giving its readers access to its 24-hour global news gathering operation and its vast archive.

Fortune is a bi-weekly magazine that reports on worldwide economic and business developments and compiles the annual Fortune 500 list of the largest U.S. corporations. Other business and financial magazines include Money, a monthly magazine that reports primarily on personal finance, FSB: Fortune Small Business, a monthly magazine that covers small business and is published under an agreement with American Express Publishing Corporation, and Business 2.0, a monthly magazine that reports on innovation in the worlds of business and technology. All of these magazines combine their resources on the CNNMoney.com website, a joint venture with CNN.

IPC Media, the U.K.’s leading consumer magazine publisher, publishes over 80 magazines as well as numerous special issues and guides in the U.K. and Australia. These publications are largely focused in the television listings, women’s lifestyle, celebrity, home and garden, leisure, music and men’s lifestyle sectors. IPC’s magazines include What’s On TV and TV Times in the television listings sector, Chat, Woman and Woman’s Own in the women’s lifestyle sector, Now in the celebrity sector, Woman & Home and Ideal Home in the home and garden sector, Country Life and Horse & Hound in the leisure sector, NME in the music sector and Nuts and Loaded in the men’s lifestyle sector. In addition, IPC publishes four magazines through three unconsolidated joint ventures with Groupe Marie Claire.

Southern Progress Corporation publishes seven monthly magazines, including the regional lifestyle magazines Southern Living and Sunset, the epicurean magazine Cooking Light and the women’s fitness magazine Health.

This Old House publishes This Old House magazine and produces two television series, This Old House and Ask This Old House.

Essence Communications Inc. publishes Essence magazine and produces the annual Essence Music Festival.

Grupo Editorial Expansión (“GEE”) publishes 14 consumer and business magazines in Mexico including Expansión, a business magazine; Quién, a celebrity and personality magazine; Obras, an architecture, construction and engineering magazine; Life and Style, a men’s lifestyle magazine; and Balance, a fitness, health and nutrition magazine for women. In addition, GEE publishes two magazines through an unconsolidated joint venture with Hachette Filipacchi Presse S.A.

In addition, Time Inc. licenses over 20 editions of its magazines for publication outside the U.S. to publishers in over 10 countries.

Time Inc. also has responsibility under a management contract for the American Express Publishing Corporation’s publishing operations, including its lifestyle magazines Travel & Leisure, Food & Wine and Departures.

Advertising

Advertising carried in Time Inc.’s U.S. magazines is predominantly consumer advertising, including toiletries and cosmetics, food, domestic and foreign automobiles, pharmaceuticals, retail and department stores, media and movies, direct response, financial services, apparel and computers and technology. In 2006, Time Inc. magazines accounted for 22.6% (compared to 23.4% in 2005) of the total U.S. advertising revenue in consumer magazines, excluding Life and other newspaper supplements, as measured by the Publishers Information Bureau (PIB). People, Time and Sports Illustrated were ranked 1, 3 and 4, respectively, by PIB revenue in 2006, and Time Inc. had 7 of the 25 leading magazines in terms of advertising dollars.

Circulation

Through the sale of magazines to consumers, circulation generates significant revenues for Time Inc. In addition, circulation is an important component in determining Time Inc.’s print advertising revenues because advertising page rates are based on circulation and readership. Most of Time Inc.’s U.S. magazines are sold primarily by subscription and delivered to subscribers through the mail. Subscriptions are sold primarily through direct mail and online solicitation, subscription sales agents, marketing agreements with other companies and insert cards in Time Inc. magazines and other publications. Most of Time Inc.’s international magazines are sold primarily at newsstand.

Time Inc. owns 100% of Synapse Group, Inc. (“Synapse”), a leading seller of magazine subscriptions to Time Inc. magazines and magazines of other publishers in the U.S., having acquired in April 2006 the remaining 8% of Synapse that it did not already own. Synapse sells magazine subscriptions principally through marketing relationships with credit card issuers, consumer catalog companies, commercial airlines with frequent flier programs, retailers and Internet businesses.

Newsstand sales of magazines, which are reported as a component of Subscription revenues, are sold through traditional newsstands as well as other retail outlets such as Wal-Mart, supermarkets and convenience and drug stores, and may or may not result in repeat purchases. Time/Warner Retail Sales & Marketing Inc. distributes and markets copies of Time Inc. magazines and books and certain other publishers’ magazines and books through third-party wholesalers primarily in the U.S. and Canada. Wholesalers, in turn, sell Time Inc. magazines to retailers. Marketforce (UK) Ltd distributes and markets copies of all IPC magazines, some international Time Inc. editions and certain other publishers’ magazines outside of the U.S. and Canada through third-party wholesalers to retail outlets.

Paper and Printing

Paper constitutes a significant component of physical costs in the production of magazines. During 2006, Time Inc. purchased over half a million tons of paper principally from four independent manufacturers.

Printing and binding for Time Inc. magazines are performed primarily by major domestic and international independent printing concerns in multiple locations in the U.S. and in nine other countries. Magazine printing contracts are typically fixed-term at fixed prices with, in some cases, adjustments based on inflation.

Books, Direct Marketing and Selling

Through subsidiaries, Time Inc. conducts direct-marketing and direct-selling businesses as well as certain niche book publishing. In addition to selling magazine subscriptions, Synapse is a direct marketer of consumer products, including jewelry and other merchandise.

The Company’s book publishing business consists of Oxmoor House, Leisure Arts and Sunset Books, which are operated by Southern Progress Corporation and publish how-to, lifestyle and special commemorative books. During 2006, the Company completed the sale of the trade book publishing operations conducted by the Time Warner Book Group Inc. to Hachette for $524 million.

Southern Living At Home, the direct selling division of Southern Progress Corporation, specializes in home décor products that are sold in the U.S. through more than 35,000 independent consultants at parties hosted in people’s homes.

Book-of-the-Month Club, Inc. (“BOMC”) has a 50-50 joint venture with Bertelsmann’s Doubleday Direct, Inc. to operate the U.S. book clubs of BOMC and Doubleday jointly. The joint venture, named Bookspan, acquires the rights to manufacture and sell books to consumers through clubs. Bookspan operates its own fulfillment and warehousing operations in Pennsylvania. Under the relevant agreements, commencing in January of each year either Bertelsmann or the Company may elect to terminate the venture by giving notice during specified termination periods. If such an election is made by either party, a confidential bid process will take place pursuant to which the highest bidder will purchase the other party’s entire venture interest.

Postal Rates

Postal costs represent a significant operating expense for the Company’s magazine publishing and direct-marketing activities. In 2006, the Company spent over $350 million for services provided by the U.S. Postal Service. The U.S. Postal Service implemented a postal rate increase of 5.4% effective January 8, 2006 and has proposed an additional increase of approximately 10% effective May 6, 2007, which is currently being challenged before the Postal Rate Commission. These increased costs are not directly passed on to magazine subscribers. Time Inc. strives to minimize postal expense through the use of certain cost-saving activities with respect to address quality, mail preparation and delivery of products to postal facilities.

Competition

Time Inc. faces significant competition from several direct competitors and other media, including the Internet. Time Inc.’s magazine operations compete for circulation and audience with numerous other magazine publishers and other media. Time Inc.’s magazine operations also compete with other magazine publishers and other media for advertising directed at the general public and at more focused demographic groups. The magazine publishing business presents few barriers to entry and many new magazines are launched annually. In recent years, competitors launched and/or repositioned many magazines, primarily in the celebrity and women’s service sectors, that compete directly with People, In Style, Real Simple and other Time Inc. magazines, particularly at newsstand checkouts in mass-market retailers. Time Inc. anticipates that it will face continuing competition from these new competitors and additional competitors may enter the magazine business and further intensify competition.

Time Inc.’s direct-marketing operations compete with other direct marketers through all media, including the Internet, for the consumer’s attention.

INTELLECTUAL PROPERTY

Time Warner Inc. is one of the world’s leading creators, owners and distributors of intellectual property. The Company’s vast intellectual property assets include copyrights in motion pictures, television programs, books, magazines and software; trademarks in names, logos and characters; patents or patent applications for inventions related to its products and services; and licenses of intellectual property rights of various kinds. These intellectual property assets, both in the U.S. and in other countries around the world, are among the Company’s most valuable assets. The Company derives value from these assets through a range of business models, including the theatrical release of films, the licensing of its films and television programming to multiple domestic and international television and cable networks and pay television services, and the sale of products such as DVDs and magazines. It also derives revenues related to its intellectual property through advertising in its magazines, networks, cable systems and online services and from various types of licensing activities, including licensing of its trademarks and characters. To protect these assets, the Company relies on a combination of copyright, trademark, unfair competition, patent and trade secret laws and contract provisions. The duration of the protection afforded to the Company’s intellectual property depends on the type of property in question and the laws and regulations of the relevant jurisdiction; in the case of licenses, it also depends on contractual and/or statutory provisions.

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

REGULATORY MATTERS

The Company’s cable system, cable and broadcast television network, original programming and Internet businesses are subject, in part, to regulation by the Federal Communications Commission (“FCC”), and the cable system business is also subject to regulation by most local and some state governments where the Company has cable systems. In addition, the Company’s cable business is subject to compliance with the terms of the Memorandum Opinion and Order issued by the FCC in July 2006 in connection with the regulatory clearance of the Adelphia/Comcast Transactions (the “Adelphia/Comcast Transactions Order”). The Company’s magazine and other direct marketing activities are also subject to regulation.

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

Cable System Regulation

Adelphia/Comcast Transactions Order

In the Adelphia/Comcast Transactions Order, the FCC imposed conditions on TWC related to regional sports networks (“RSNs”), as defined in the Adelphia/Comcast Transactions Order, and the resolution of disputes pursuant to the FCC’s leased access regulations. In particular, the Adelphia/Comcast Transactions Order provides that (i) neither TWC nor its affiliates may offer an affiliated RSN on an exclusive basis to any multichannel video programming distributor (“MVPD”); (ii) TWC may not unduly or improperly influence the decision of any affiliated RSN to sell programming to an unaffiliated MVPD; or the prices, terms and conditions of sale of programming by an affiliated RSN to an unaffiliated MVPD; (iii) if an MVPD and an affiliated RSN cannot reach an agreement on the terms and conditions of carriage, the MVPD may elect commercial arbitration to resolve the dispute; (iv) if an unaffiliated RSN is denied carriage by TWC, it may elect commercial arbitration to resolve the dispute in accordance with federal and FCC rules; and (v) with respect to leased access, if an unaffiliated programmer is unable to reach an agreement with TWC, that programmer may elect commercial arbitration to resolve the dispute, with the arbitrator being required to resolve the dispute using the FCC’s existing rate formula relating to pricing terms.

The application and scope of these conditions, which will expire in July 2012, have not yet been tested. TWC has the right to obtain FCC and judicial review of any arbitration awards made pursuant to these conditions.

Communications Act and FCC Regulation

The Communications Act and the regulations and policies of the FCC affect significant aspects of TWC’s cable system operations, including video subscriber rates; carriage of broadcast television stations, as well as the way TWC sells its program packages to subscribers; the use of cable systems by franchising authorities and other third parties; cable system ownership; offering of voice and high-speed data services; and the use of utility poles and conduits.

“Net Neutrality” Legislative and Regulatory Proposals.  In the 109th Congress (2005-2006), several net neutrality provisions were introduced as part of broader Communications Act reform legislation. These provisions would have limited to a greater or lesser extent the ability of broadband providers to adopt pricing models and network management policies that would differentiate based on different uses of the Internet. None of these provisions have been adopted. Similar legislation has been introduced in the 110th Congress (2007 — 2008).

In September 2005, the FCC issued a non-binding policy statement regarding “net neutrality” setting forth the FCC’s view that consumers are entitled to access and use the lawful Internet content and applications of their choice, to connect lawful devices of their choosing that do not harm the broadband provider’s network and are entitled to competition among network, application, service and content providers. Although the FCC has made these principles binding as to certain telecommunications companies in orders adopted in connection with mergers undertaken by those companies, to date, the FCC has declined to adopt any such regulations that would be applicable to TWC.

Several parties are seeking to persuade the FCC to adopt “net neutrality” in a number of proceedings that are currently pending before the agency. These include pending FCC rulemakings regarding IP-enabled services and broadband Internet access services.

Subscriber Rates.  The Communications Act and the FCC’s rules regulate rates for basic cable service and equipment in communities that are not subject to “effective competition,” as defined by federal law. Where there is no effective competition, federal law authorizes franchising authorities to regulate the monthly rates charged by the operator for the minimum level of video programming service, referred to as basic service, which generally includes local broadcast channels and public access or educational and government channels required by the franchise. This kind of regulation also applies to the installation, sale and lease of equipment used by subscribers to receive basic service, such as set-top boxes and remote control units. In many localities, TWC is no longer subject to this rate regulation, either because the local franchising authority has not become certified by the FCC to regulate these rates or because the FCC has found that there is effective competition.

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

The Communications Act and the FCC’s regulations require a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act and the FCC’s regulations give local non-commercial television stations mandatory carriage rights, but non-commercial stations do not have the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for all “distant” commercial television stations (i.e., those television stations outside the designated market area to which a community is assigned) except for commercial satellite-delivered independent “superstations” and some low-power television stations.

FCC regulations require TWC to carry the signals of both commercial and non-commercial local digital-only broadcast stations and the digital signals of local broadcast stations that return their analog spectrum to the government and convert to a digital broadcast format. The FCC’s rules give digital-only broadcast stations discretion to elect whether the operator will carry the station’s primary signal in a digital or converted analog format, and the rules also permit broadcasters with both analog and digital signals to tie the carriage of their digital signals to the carriage of their analog signals as a retransmission consent condition.

The Communications Act also permits franchising authorities to negotiate with cable operators for channels for public, educational and governmental access programming. It also requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. The FCC regulates various aspects of such third-party commercial use of channel capacity on TWC’s cable systems, including the rates and some terms and conditions of the commercial use.

In connection with certain changes in TWC’s programming line-up, the Communications Act and FCC regulations also require TWC to give various kinds of advance notice. Direct broadcast satellite operators and other non-cable programming distributors are not subject to analogous duties.

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

In 2002, the FCC released an order in which it determined that cable-modem service constitutes an “information service” rather than a “cable service” or a “telecommunications service,” as those terms are used in the Communications Act, and that determination was sustained by the U.S. Supreme Court. According to the FCC, an “information service” classification may permit but does not require it to impose “multiple ISP” requirements. In 2002, the FCC initiated a rulemaking proceeding to consider whether it may and should do so and whether local franchising authorities should be permitted to do so. As of February 1, 2007, this rulemaking proceeding was still pending. In 2005, the FCC adopted a Policy Statement intended to offer guidance on its approach to the Internet and broadband access. Among other things, the Policy Statement stated that consumers are entitled to competition among network, service and content providers, and to access the lawful content and services of their choice, subject to the needs of law enforcement. The FCC may in the future adopt specific regulations to implement the Policy Statement.

Ownership Limitations.  There are various rules prohibiting joint ownership of cable systems and other kinds of communications facilities. Local telephone companies generally may not acquire more than a small equity interest in an existing cable system in the telephone company’s service area, and cable operators generally may not acquire more than a small equity interest in a local telephone company providing service within the cable operator’s franchise area. In addition, cable operators may not have more than a small interest in MMDS facilities or SMATV systems in their service areas. Finally, the FCC has been exploring whether it should prohibit cable operators from holding ownership interests in satellite operators.

The Communications Act also required the FCC to adopt “reasonable limits” on the number of subscribers a cable operator may reach through systems in which it holds an ownership interest. In September 1993, the FCC adopted a rule that was later amended to prohibit any cable operator from serving more than 30% of all cable, satellite and other multi-channel subscribers nationwide. The Communications Act also required the FCC to adopt “reasonable limits” on the number of channels that cable operators may fill with programming services in which they hold an ownership interest. In September 1993, the FCC imposed a limit of 40% of a cable operator’s first 75 activated channels. In March 2001, a federal appeals court struck down both limits and remanded the issue to the FCC for further review. The FCC initiated a rulemaking in 2001 to consider adopting a new horizontal ownership limit and announced a follow-on proceeding to consider the issue anew. As of February 1, 2007, the FCC was continuing to explore whether it should re-impose any limits. The Company believes that it is unlikely that the FCC will adopt limits more stringent than those struck down.

Pole Attachment Regulation.  The Communications Act requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by investor-owned utilities. The Communications Act also requires the FCC to regulate the rates, terms and conditions imposed by these utilities for cable systems’ use of utility pole and conduit space unless state authorities demonstrate to the FCC that they adequately regulate pole attachment rates, as is the case in some states in which TWC operates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC’s original rate formula governs the maximum rate utilities may charge for attachments to their poles and conduit by cable operators providing cable services. The FCC also adopted a second rate formula that became effective in February 2001 and governs the maximum rate investor-owned utilities may charge for attachments to their poles and conduit by companies providing telecommunications services. The U.S. Supreme Court has upheld the FCC’s jurisdiction to regulate the rates, terms and conditions of cable operators’ pole attachments that are being used to provide both cable service and high-speed data service.

Set-Top Box Regulation.  Certain regulatory requirements are also applicable to set-top boxes. Currently, many cable subscribers rent from their cable operator a set-top box that performs both signal-reception functions and conditional-access security functions. The lease rates cable operators charge for this equipment are subject to rate regulation to the same extent as basic cable service. In 1996, Congress enacted a statute seeking to allow subscribers to use set-top boxes obtained from third-party retailers. The most important of the FCC’s implementing regulations requires cable operators to offer separate equipment providing only the security function (so that subscribers can purchase set-top boxes or other navigational devices from other sources) and to cease placing into service new set-top boxes that have integrated security. The regulations requiring cable operators to cease distributing new set-top boxes with integrated security are currently scheduled to go into effect on July 1, 2007. TWC expects to incur approximately $50 million in incremental set-top box costs during 2007 as a result of these regulations. In addition, the FCC ordered the cable industry to investigate and report on the possibility of implementing a downloadable security system that would be accessible to all set-top devices. If the implementation of such a system proves technologically feasible, this may eliminate the need for consumers to lease separate conditional-access security devices. On August 16, 2006, the National Cable and Telecommunications Association (“NCTA”) filed with the FCC a request that these rules be waived for all cable operators, including Time Warner Cable, until a downloadable security solution is available or December 31, 2009, whichever is earlier. As of February 1, 2007, this request was still pending. No assurance can be given that the FCC will grant this or any other waiver request.

In December 2002, cable operators and consumer-electronics companies entered into a standard-setting agreement relating to reception equipment which uses a conditional-access security card — a Cable-CARDtm — provided by the cable operator to receive one-way cable services. To implement the agreement, the FCC adopted regulations that (i) establish a voluntary labeling system for such one way devices, (ii) require most cable systems to support these devices, and (iii) adopt various content-encoding rules, including a ban on the use of “selectable output controls.” The FCC has issued a notice of proposed rulemaking to consider additional changes. Cable operators, consumer-electronics companies and other market participants are holding discussions that may lead to a similar set of interoperability agreements covering digital devices capable of carrying cable operators’ two-way and interactive products.

Other Regulatory Requirements of the Communications Act and the FCC.  The Communications Act also includes provisions regulating customer service, inside wiring in residences and other buildings, subscriber privacy, marketing practices, equal employment opportunity, technical standards and equipment compatibility, antenna structure notification, marking, lighting, emergency alert system requirements and the collection from cable operators of annual regulatory fees, which are calculated based on the number of subscribers served and the types of FCC licenses held.

Compulsory Copyright Licenses for Carriage of Broadcast Stations and Music Performance Licenses.  TWC’s cable systems provide subscribers with, among other things, local and distant television broadcast stations. TWC generally does not obtain a license to use the copyrighted performances contained in these stations’ programming directly from program owners. Instead, it obtains this license pursuant to a compulsory license provided by federal law which requires TWC to make payments to a copyright pool. The elimination or substantial modification of the cable compulsory license could adversely affect TWC’s ability to obtain suitable programming and could substantially increase the cost of programming that is available for distribution to TWC subscribers.

State and Local Regulation

Cable operators operate their systems under non-exclusive franchises. Franchises are awarded, and cable operators are regulated, by state franchising authorities, local franchising authorities, or both. TWC believes it generally has good relations with state and local cable regulators.

Franchise agreements typically require payment of franchise fees and contain regulatory provisions addressing, among other things, upgrades, service quality, cable service to schools and other public institutions, insurance and indemnity bonds. The terms and conditions of cable franchises vary from jurisdiction to jurisdiction. The Communications Act provides protections against many unreasonable terms. In particular, the Communications Act imposes a ceiling on franchise fees of five percent of revenues derived from cable service. TWC generally passes the franchise fee on to its subscribers, listing it as a separate item on the bill.

Franchise agreements usually have a term of ten to 15 years from the date of grant, although some renewals may be for shorter terms. Franchises usually are terminable only if the cable operator fails to comply with material provisions. TWC has not had a franchise terminated due to breach. After a franchise agreement expires, a local franchising authority may seek to impose new and more onerous requirements, including requirements to upgrade facilities, to increase channel capacity and to provide various new services. Federal law, however, provides significant substantive and procedural protections for cable operators seeking renewal of their franchises. In addition, although TWC occasionally reaches the expiration date of a franchise agreement without having a written renewal or extension, it generally has the right to continue to operate, either by agreement with the local franchising authority or by law, while continuing to negotiate a renewal. In the past, substantially all of the material franchises relating to TWC’s systems have been renewed by the relevant local franchising authority, though sometimes only after significant time and effort. During 2006, in adopting new regulations intended to limit the ability of local franchising authorities to delay or refuse the grant of competitive franchises (by, for example, imposing deadlines on franchise negotiations), the FCC announced the adoption of a Further Notice of Proposed Rulemaking that concluded tentatively that these new regulations should also apply to existing franchises, including cable operators, at the time of their next franchise renewal. The FCC indicated it would issue an order in the Further Notice of Proposed Rulemaking within six months from release of the final order adopting the new regulations applicable to new entrants. Despite TWC’s efforts and the protections of federal law, it is possible that some of TWC’s franchises may not be renewed, and TWC may be required to make significant additional investments in its cable systems in response to requirements imposed in the course of the franchise renewal process.

Regulation of Telephony

As of February 1, 2007 it was unclear whether and to what extent regulators will subject services like TWC’s Digital Phone service (“Non-traditional Voice Services”) to the regulations that apply to traditional circuit switched telephone service provided by incumbent telephone companies. In February 2004, the FCC opened a broad-based rulemaking proceeding to consider these and other issues. That rulemaking remains pending. In November 2004, the FCC issued an order preempting state certification and tariffing requirements for certain kinds of Non-traditional Voice Services. The validity of this order has been appealed to a federal appellate court where, as of February 20, 2007, a decision was still pending. The FCC has, however, issued a series of orders resolving discrete issues. For example, in May 2005, the FCC adopted rules requiring Non-traditional Voice Service providers to supply E911 capabilities as a standard feature to their subscribers and to obtain affirmative acknowledgement from all subscribers that they have been advised of the circumstances under which E911 service may not be available. In August 2005, the FCC adopted an order requiring certain types of Non-traditional Voice Services, as well as facilities-based broadband Internet access service providers, to assist law enforcement investigations through compliance with the Communications Assistance For Law Enforcement Act. In June 2006, the FCC adopted an order making clear that Non-traditional Voice Service providers must make contributions to the federal universal service fund. Certain other issues remain unclear, however, including whether the state and federal rules that apply to traditional circuit switched telephone service also apply to Non-traditional Voice Service providers and whether utility pole owners may charge cable operators offering Non-traditional Voice Services higher rates for pole rental than for traditional cable service and cable-modem service. One state public utility commission, for example, has determined that TWC’s Digital Phone service is subject to traditional state circuit switched telephone regulations.

Expiration of Turner Consent Decree

In connection with the FTC’s approval of the 1996 acquisition of Turner by the former Time Warner Inc., the Company has been subject to the terms of a consent decree (the “Turner Consent Decree”) which, among other things, imposed certain carriage commitments on TWC and certain restrictions which prohibited the Company from conditioning the offering of certain Turner Networks or the HBO service to competing distributors on certain anti-competitive terms. The Turner Consent Decree expired on February 10, 2007.

Network Regulation

Under the Communications Act and its implementing regulations, vertically integrated cable programmers like the Turner Networks and the Home Box Office Services are generally prohibited from offering different prices, terms, or conditions to competing unaffiliated multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the FCC’s program access regulations. The rules also place restrictions on the ability of vertically integrated programmers to enter into exclusive distribution arrangements with cable operators. On January 18, 2007, online video provider VDC Corporation (“VDC”) filed a program access complaint with the FCC against Turner, also naming TWC and Time Warner in the proceeding. VDC seeks both a licensing agreement for the carriage of various Turner networks, as well as damages not to exceed $25 million. This complaint raises issues of first impression at the FCC, including whether online providers such as VDC are entitled to take advantage of the program access rules. Turner believes VDC’s arguments are without merit, and has requested dismissal of the complaint. As of February 20, 2007, this matter was still pending before the FCC.

Certain other federal laws also contain provisions relating to violent and sexually explicit programming, including provisions relating to the voluntary promulgation of ratings by the industry and requiring manufacturers to build television sets with the capability of blocking certain coded programming (the so-called “V-chip”). Cable networks with programming produced and broadcast primarily for an audience of children 12 and younger must also comply with commercial time limits during such programming.

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

AOL is subject to certain consent orders and assurances of voluntary compliance or discontinuance reached with federal and state regulators. In 1998, AOL entered into an FTC Consent Decree regarding service access, billing authorization and disclosures. In 2004, AOL entered into a Consent Decree with the FTC related to the company’s retention and rebate practices. AOL has also entered into a series of settlements with State Attorneys General. In 2007, AOL entered into an Assurance of Voluntary Compliance (“AVC”) with the State of Florida under which it undertook an obligation to maintain various safeguards that it had previously implemented (and to develop and implement several new disclosure, confirmation and call recordation processes) around certain registration, marketing and retention processes. In 2005, AOL entered into an Assurance of Discontinuance with the State of New York under which it agreed to implement two safeguards around its retention process (third-party verification, which AOL had been testing prior to the investigation, and a change to retention compensation practices). In 1998, AOL entered into a multi-state AVC regarding free trial offers, changes to its Terms of Services, immaterial marketing, cancellation policies and procedures, and premium services. In 1996 and 1997, AOL entered into multi-state AVCs regarding changes in its service offering from metered to unlimited access. AOL from time to time also is subject to investigations by various state regulators regarding consumer protection issues related to marketing and billing matters.

DESCRIPTION OF CERTAIN PROVISIONS OF AGREEMENTS
RELATED TO TIME WARNER CABLE INC.

Background

Time Warner Cable Inc. (“TWC”) was created in connection with the March 31, 2003 restructuring (the “TWE Restructuring”) of Time Warner Entertainment Company, L.P. (“TWE”), a limited partnership which formerly held a substantial portion of Time Warner’s filmed entertainment, networks and cable system assets.

Among other things, as a result of the TWE Restructuring, all of Time Warner’s cable system assets, including those that were wholly owned by Time Warner and those that were held through TWE, became controlled by TWC. As part of the TWE Restructuring, Time Warner received a 79% economic interest in the cable systems of TWC and TWE, the non-cable system assets of TWE were distributed to Time Warner, and TWE, which continued to own cable systems, became a subsidiary of TWC. Comcast, which prior to the TWE Restructuring had a 27.64% stake in

TWE, following the TWE Restructuring held 17.9% of TWC’s common stock and a 4.7% limited partnership interest in TWE.

In connection with the closing on July 31, 2006 of the Adelphia acquisition (the “Adelphia Acquisition”), TW NY paid for the Adelphia assets acquired by it with both cash and shares of TWC’s Class A Common Stock representing approximately 16% of TWC’s outstanding common stock. Immediately prior to the Adelphia Acquisition, through a series of other transactions TWC and TWE redeemed Comcast’s interests in TWC and TWE and, as a result of these events, Comcast no longer has an interest in either TWC or TWE. Adelphia has begun distributing the shares it acquired in the Adelphia Acquisition to its creditors pursuant to a Chapter 11 bankruptcy plan, which became effective on February 13, 2007. On the same day that the Chapter 11 plan became effective, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934. It is expected that the TWC Class A Common Stock will begin to trade on the NYSE on or about March 1, 2007.

Time Warner owns approximately 84% of TWC’s common stock (including approximately 83% of the outstanding TWC Class A Common Stock and all outstanding shares of TWC Class B Common Stock), and also owns an indirect 12.4% non-voting interest in TW NY.

Management and Operation of TWC

The following description summarizes certain provisions of agreements related to, and constituent documents of, TWC that affect and govern the ongoing operations of TWC. Such description does not purport to be complete and is qualified in its entirety by reference to the provisions of such agreements and constituent documents.

Stockholders of TWC.  A subsidiary of Time Warner owns 746,000,000 shares of TWC Class A Common Stock, which generally has one vote per share, and 75,000,000 shares of TWC Class B Common Stock, which generally has ten votes per share, which together represent 90.6% of the voting power of TWC stock and approximately 84% of the equity of TWC. The TWC Class B Common Stock is not convertible into TWC Class A Common Stock. The TWC Class A Common Stock and the TWC Class B Common Stock vote together as a single class on all matters, except with respect to the election of directors and certain matters described below.

Board of Directors of TWC.  The TWC Class A Common Stock votes as a separate class with respect to the election of the Class A directors of TWC (the “Class A Directors”), and the TWC Class B Common Stock votes as a separate class with respect to the election of the Class B directors of TWC (the “Class B Directors”). Pursuant to the amended and restated certificate of incorporation of TWC (the “TWC Certificate of Incorporation”), which was adopted upon the closing of the Adelphia Acquisition, the Class A Directors must represent not less than one-sixth and not more than one-fifth of the directors of TWC, and the Class B Directors must represent not less than four-fifths of the directors of TWC. As a result of its holdings, Time Warner has the ability to cause the election of all Class A Directors and Class B Directors, subject to certain restrictions on the identity of these directors discussed below.

The TWC Certificate of Incorporation requires that there be at least two independent directors on the board of directors of TWC. Pursuant to a shareholder agreement between TWC and Time Warner (the “Shareholder Agreement”), so long as Time Warner has the power to elect a majority of TWC’s board of directors, TWC must obtain Time Warner’s consent before entering into any agreement that binds or purports to bind Time Warner or its affiliates or that would subject TWC or its subsidiaries to significant penalties or restrictions as a result of any action or omission of Time Warner or its affiliates; or adopting a stockholder rights plan, becoming subject to section 203 of the Delaware General Corporation Law, adopting a “fair price” provision in its certificate of incorporation or taking any similar action.

Furthermore, pursuant to the Shareholder Agreement, Time Warner may purchase debt securities issued by TWE under the TWE Indenture only after giving notice to TWC of the approximate amount of debt securities it intends to purchase and the general time period for the purchase, which period may not be greater than 90 days, subject to TWC’s right to give notice to Time Warner that it intends to purchase such amount of TWE debt securities itself.

Under the terms of the TWC Certificate of Incorporation, for three years following July 31, 2006, the date upon which shares of TWC common stock were issued in connection with the Adelphia Acquisition, at least 50% of the board of directors of TWC must be independent directors.

Protections of Minority Class A Common Stockholders.  The approval of the holders of a majority of the voting power of the outstanding shares of TWC Class A Common Stock held by persons other than Time Warner is necessary in connection with:

•	any merger, consolidation or business combination of TWC in which the holders of TWC Class A Common Stock do not receive per share consideration identical to that received by the holders of the TWC Class B Common Stock (other than with respect to voting power) or which would adversely affect the specific rights and privileges of the TWC Class A Common Stock relative to the TWC Class B Common Stock;

•	any change to the TWC Certificate of Incorporation that would have a material adverse effect on the rights of the holders of the TWC Class A Common Stock in a manner different from the effect on the holders of the TWC Class B Common Stock;

•	through July 31, 2011, any change to provisions of TWC’s amended and restated by-laws (the “TWC By-Laws”) concerning restrictions on transactions between TWC and Time Warner and its affiliates and the adoption of provisions of the TWC Certificate of Incorporation or the TWC By-Laws inconsistent with such restrictions;

•	any change to the TWC Certificate of Incorporation that would alter the number of independent directors required on the TWC board of directors; and

•	any change to the provisions of the TWC Certificate of Incorporation that would affect the right of the TWC Class A Common Stock to vote as a class in connection with any of the events discussed above.

Matters Affecting the Relationship between Time Warner and TWC

Indebtedness Approval Right.  Under the Shareholder Agreement, until such time as the indebtedness of TWC is no longer attributable to Time Warner, in Time Warner’s reasonable judgment, TWC, its subsidiaries and entities that it manages may not, without the consent of Time Warner, create, incur or guarantee any indebtedness (except for the issuance of commercial paper or borrowings under TWC’s current revolving credit facility up to the limit of that credit facility, to which Time Warner has consented), including preferred equity, or rental obligations if its ratio of indebtedness plus six times its annual rental expense to EBITDA (as EBITDA is defined in the Shareholder Agreement) plus rental expense, or “EBITDAR,” then exceeds or would exceed 3:1.

Other Time Warner Rights.  Under the Shareholder Agreement, TWC must obtain Time Warner’s consent before it enters into any agreement that binds or purports to bind Time Warner or its affiliates or that would subject TWC to significant penalties or restrictions as a result of any action or omission of Time Warner; or adopts a stockholder rights plan, becomes subject to Section 203 of the Delaware General Corporation Law, adopts a “fair price” provision or takes any similar action.

Time Warner Standstill.  Under the Shareholder Agreement, Time Warner has agreed that for a period of three years following the closing of the Adelphia Acquisition, Time Warner will not make or announce a tender offer or exchange offer for TWC Class A Common Stock without the approval of a majority of the independent directors of TWC; and for a period of 10 years following the closing of the Adelphia Acquisition, Time Warner will not enter into any business combination with TWC, including a short-form merger, without the approval of a majority of the independent directors of TWC. Under the Adelphia Acquisition agreement, TWC has agreed that for a period of two years following the closing of the Adelphia Acquisition it will not enter into any short-form merger and that for a period of 18 months following the closing of the Adelphia Acquisition it will not issue equity securities to any person (other than, subject to satisfying certain requirements, Time Warner and its affiliates) that have a higher vote per share than the TWC Class A Common Stock.

Transactions between Time Warner and TWC.  The TWC By-Laws provide that Time Warner may only enter into transactions with TWC and its subsidiaries, including TWE, that are on terms that, at the time of entering into such transaction, are substantially as favorable to TWC or its subsidiaries as they would be able to receive in a comparable arm’s-length transaction with a third party. Any such transaction involving reasonably anticipated payments or other consideration of $50 million or greater also requires the prior approval of a majority of the independent directors of TWC. The TWC By-Laws also prohibit TWC from entering into any transaction having the intended effect of benefiting Time Warner and any of its affiliates (other than TWC and its subsidiaries) at the expense of TWC or any of its subsidiaries in a manner that would deprive TWC or any of its subsidiaries of the benefit it would have otherwise obtained if the transaction were to have been effected on arm’s-length terms.

Time Warner Registration Rights Agreement between TWC and Time Warner.  At the closing of the TWE Restructuring, Time Warner and TWC entered into a registration rights agreement (the “Registration Rights Agreement”) relating to Time Warner’s shares of TWC common stock. Subject to several exceptions, including TWC’s right to defer a demand registration under some circumstances, Time Warner may, under that agreement, require that TWC take commercially reasonable steps to register for public resale under the Securities Act all shares of common stock that Time Warner requests to be registered. Time Warner may demand an unlimited number of registrations. In addition, Time Warner has been granted “piggyback” registration rights subject to customary restrictions and TWC is permitted to piggyback on Time Warner’s registrations. TWC has also agreed that, in connection with a registration and sale by Time Warner under the Registration Rights Agreement, it will indemnify Time Warner and bear all fees, costs and expenses, except underwriting discounts and selling commissions.

FOREIGN CURRENCY EXCHANGE RATES

Time Warner’s foreign operations are subject to various risks, including the risk of fluctuation in currency exchange rates and to exchange controls. Time Warner cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Market Risk Analysis,” Note 15, “Derivative Instruments” to the consolidated financial statements set forth in the financial section of this report, and “Risk Factors” below, for additional information.

FINANCIAL INFORMATION ABOUT SEGMENTS, GEOGRAPHIC AREAS AND BACKLOG

Financial and other information by segment and revenues by geographic area for each year in the three-year period ended December 31, 2006 is set forth in Note 16, “Segment Information,” to the Company’s consolidated financial statements in the financial section of this report. Information with respect to the Company’s backlog, representing future revenue not yet recorded from cash contracts for the licensing of theatrical and television programming, at December 31, 2006 and December 31, 2005, is set forth in Note 17, “Commitments and Contingencies — Programming Licensing Backlog,” to the Company’s consolidated financial statements in the financial section of this report.

Item 1A.	Risk Factors.

RISKS RELATING TO TIME WARNER GENERALLY

Pending securities litigation or the failure to fulfill the obligations under the Consent Order with the Securities and Exchange Commission could adversely affect Time Warner’s operations.  In connection with the Company’s settlement with the SEC, the Company consented to the entry of a Consent Order requiring it to comply with federal securities laws and regulations and the terms of an earlier order. If the Company is found to be in violation of the Consent Order, it may be subject to increased penalties and consequences as a result of the prior actions. During 2002 and 2003, many putative class action and shareholder derivative lawsuits alleging violations of federal and state securities laws and ERISA, as well as purported breaches of fiduciary duties, were filed against Time Warner, certain of its current and former executives, past and present members of its Board of Directors and, in certain instances, AOL. In addition, several actions alleging various securities law violations were filed by individual shareholders in state and federal court. During 2005 and 2006, the Company reached agreements to settle the primary consolidated securities class action lawsuits, the shareholder derivative lawsuits and the consolidated action alleging ERISA violations, as well as many of the lawsuits brought by individual shareholders. However, some members of the class elected to “opt out” of the settlement of the primary securities class action to pursue their claims separately. In addition, some of the individual shareholder actions remain pending in federal and state courts. In 2005, the Company established a reserve aggregating $3 billion, with $2.4 billion for the settlement of the primary consolidated securities class actions and $600 million in connection with the remaining shareholder derivative, ERISA and securities matters (including suits brought by individual shareholders who decided to “opt out” of the settlement in the primary securities class action). The $3 billion reserve had been substantially utilized to settle certain of these claims, and in the fourth quarter of 2006 the Company established an additional reserve of $600 million related to its remaining securities litigation matters. During February 2007 the Company reached agreements in principle to pay approximately $405 million to settle certain of the remaining “opt out” claims. Plaintiffs have claimed approximately $3 billion in aggregated damages with interest in the remaining cases. The Company has engaged in, and may in the future engage in, mediation in an attempt to resolve the remaining cases, but if they cannot be resolved by adjudication on summary judgment or by settlement, trials will ensue in these matters. Although the Company intends to defend against these lawsuits vigorously, the ultimate amount that may be paid to resolve all unsettled litigation in these matters could be materially greater than the remaining reserve of approximately $215 million. The Company also is incurring expenses as a result of the pending “opt out” cases and individual securities actions, and costs associated with judgments in or additional settlements of these matters could adversely affect its financial condition and results of operations. See Item 3, “Legal Proceedings — Securities Matters.”

Several of the Company’s businesses are characterized by rapid technological change, and if Time Warner does not respond appropriately to technological changes, its competitive position may be harmed.  Time Warner’s businesses operate in the highly competitive, consumer-driven and rapidly changing media, entertainment, interactive services and cable industries. Several of its businesses are dependent to a large extent on their ability to acquire, develop, adopt, and exploit new and existing technologies to distinguish their products and services from those of their competitors. Technological development, application and exploitation can take long periods of time and require significant capital investments. In addition, the Company may be required to anticipate far in advance which of the potential new technologies and equipment it should adopt for new products and services or for future enhancements of or upgrades to its existing products and services. If it chooses technologies or equipment that do not become the prevailing standard or that are less effective, cost-efficient or attractive to its customers than those chosen by its competitors, or if it offers products or services that fail to appeal to consumers, are not available at competitive prices or do not function as expected, the Company’s competitive position could deteriorate, and its operations, business or financial results could be adversely affected.

The Company’s competitive position also may be adversely affected by various timing factors, such as delays in its new product or service offerings or the ability of its competitors to acquire or develop and introduce new technologies, products and services more quickly than the Company. Furthermore, advances in technology or changes in competitors’ product and service offerings may require the Company in the future to make additional research and development expenditures or to offer at no additional charge or at a lower price certain products and services the Company currently offers to customers separately or at a premium. Also, if the costs of existing technologies decrease in the future, the Company may not be able to maintain current price levels for its products or services. In addition, the inability to obtain intellectual property rights from third parties at a reasonable price or at all could impair the ability of the Company to respond to technological advances in a timely or cost-effective manner.

The combination of increased competition, more technologically-advanced platforms, products and services, the increasing number of choices available to consumers and the overall rate of change in the media, entertainment, interactive services and cable industries requires companies such as Time Warner to become more responsive to consumer needs and to adapt more quickly to market conditions than had been necessary in the past. The Company could have difficulty managing these changes while at the same time maintaining its rates of growth and profitability.

Piracy of the Company’s feature films, television programming and other content may decrease the revenues received from the exploitation of the Company’s entertainment content and adversely affect its business and profitability.  Piracy of motion pictures, television programming, video content and DVDs poses significant challenges to several of the Company’s businesses. Technological advances allowing the unauthorized dissemination of motion pictures, television programming and other content in unprotected digital formats, including via the Internet, increase the threat of piracy. Such technological advances make it easier to create, transmit and distribute high quality unauthorized copies of such content. The proliferation of unauthorized copies and piracy of the Company’s products or the products it licenses from third parties can have an adverse effect on its businesses and profitability because these products reduce the revenue that Time Warner potentially could receive from the legitimate sale and distribution of its content. In addition, if piracy continues to increase, it could have an adverse effect on the Company’s business and profitability. Although piracy adversely affects the Company’s U.S. revenues, the impact on revenues from outside the United States is more significant, particularly in countries where laws protective of intellectual property rights are not strictly enforced. Time Warner has taken, and will continue to take, a variety of actions to combat piracy, both individually and together with cross-industry groups, trade associations and strategic partners, including the launch of new services for consumers at competitive price points, aggressive online and customs enforcement, compressed release windows and educational campaigns. Policing the unauthorized use of the Company’s intellectual property is difficult, however, and the steps taken by the Company will not prevent the infringement by and/or piracy of unauthorized third parties in every case. There can be no assurance that the Company’s efforts to enforce its rights and protect its intellectual property will be successful in reducing content piracy.

The Company has been, and may be in the future, subject to intellectual property infringement claims, which could have an adverse impact on the Company’s business or operating results due to a disruption in its business operations, the incurrence of significant costs and other factors.  From time to time, the Company receives notices from others claiming that it infringes their intellectual property rights, and the number of these claims could increase in the future. Claims of intellectual property infringement could require Time Warner to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require Time Warner to change its business practices and limit its ability to compete effectively. Even if Time Warner believes that the claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from its businesses. In addition, agreements entered into by the Company may require it to indemnify the other party for certain third-party intellectual property infringement claims, which could require the Company to expend sums to defend against or settle such claims or, potentially, to pay damages. If Time Warner is required to take any of these actions, it could have an adverse impact on the Company’s business or operating results.

Time Warner’s businesses may suffer if it cannot continue to license or enforce the intellectual property rights on which its businesses depend.  The Company relies on patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and licenses and other agreements with its employees, customers, suppliers and other parties, to establish and maintain its intellectual property rights in technology and products and services used in its various operations. However, the Company’s intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit it to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product and service offerings or other competitive harm. Further, the laws of certain countries do not protect Time Warner’s proprietary rights, or such laws may not be strictly enforced. Therefore, in certain jurisdictions the Company may be unable to protect its intellectual property adequately against unauthorized copying or use, which could adversely affect its competitive position. Also, because of the rapid pace of technological change in the industries in which the Company operates, much of the business of its various segments relies on technologies developed or licensed by third parties, and Time Warner may not be able to obtain or to continue to obtain licenses from these third parties on reasonable terms, if at all. It is also possible that, in connection with a merger, sale or acquisition transaction, the Company may license its trademarks or service marks and associated goodwill to third parties, or the business of various segments could be subject to certain restrictions in connection with such trademarks or service marks and associated goodwill that were not in place prior to such a transaction.

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

The introduction and increased popularity of alternative technologies for the distribution of news, entertainment and other information and the resulting shift in consumer habits and/or advertising expenditures from traditional to online media could adversely affect the revenues of the Company’s Publishing, Networks and Filmed Entertainment segments.  The Company’s Publishing and Networks segments derive a substantial portion of their revenue from advertising in magazines and on television. Distribution of news, entertainment and other information via the Internet has become increasingly popular over the past several years, and viewing news, entertainment and other content on a personal computer, cellular phone or other electronic or portable electronic device has become increasingly popular as well. Accordingly, advertising dollars have started to shift from traditional media to online media. The shift in major advertisers’ expenditures from traditional to online media has had an adverse effect on the revenue growth of the Publishing and Networks segments, which may continue in the future. In addition, if consumers increasingly elect to obtain news and entertainment online instead of by purchasing the Publishing segment’s magazines, this trend could negatively impact the segment’s circulation revenue and also adversely affect its advertising revenue. The Publishing and Networks segments have taken various steps to diversify the means by which they distribute content and generate advertising revenue, including relaunching certain websites and expanding their existing online content. However, the segments’ strategies for achieving sustained revenue growth may not be sufficient to offset revenue losses resulting from a continued shift in advertising dollars over the long term from traditional to online media. In addition, this trend also could have an indirect negative impact on the licensing revenue generated by the Filmed Entertainment segment and the revenue generated by Home Box Office from the licensing of its original programming in syndication and to basic cable channels.

The Company faces risks relating to competition for the leisure and entertainment time of audiences, which has intensified in part due to advances in technology.  In addition to the various competitive factors discussed in the following paragraphs, all of the Company’s businesses are subject to risks relating to increasing competition for the leisure and entertainment time of consumers. The Company’s businesses compete with each other and all other sources of news, information and entertainment, including broadcast television, movies, live events, radio broadcasts, home video products, console games, print media and the Internet. Technological advancements, such as video on demand, new video formats and Internet streaming and downloading, have increased the number of media and entertainment choices available to consumers and intensified the challenges posed by audience fragmentation. The increasing number of choices available to audiences could negatively impact not only consumer demand for the Company’s products and services, but also advertisers’ willingness to purchase advertising from the Company’s businesses. If the Company does not respond appropriately to further increases in the leisure and entertainment choices available to consumers, the Company’s competitive position could deteriorate, and its financial results could suffer.

Several of the Company’s businesses rely heavily on network and information systems or other technology, and a disruption or failure of such networks, systems or technology as a result of computer viruses, misappropriation of data or other malfeasance, as well as outages, natural disasters, accidental releases of information or similar events, may disrupt the Company’s businesses.  Because network and information systems and other technologies are critical to many of Time Warner’s operating activities, network or information system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters, terrorist attacks and similar events, pose increasing risks. Such an event could have an adverse impact on the Company and its customers, including degradation of service, service disruption, excessive call volume to call centers and damage to equipment and data. Such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Significant incidents could result in a disruption of the Company’s operations, customer dissatisfaction, or a loss of customers or revenues.

Furthermore, the operating activities of Time Warner’s various businesses could be subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in the Company’s information technology systems and networks, including customer, personnel and vendor data. The Company could be exposed to significant costs if such risks were to materialize, and such events could damage the reputation and credibility of Time Warner and its businesses and have a negative impact on its revenues. The Company also could be required to expend significant capital and other resources to remedy any such security breach. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, information-related risks are increasing, particularly for businesses like Time Warner’s that handle a large amount of personal customer data.

RISKS RELATING TO TIME WARNER’S AOL BUSINESS

If AOL’s business strategy does not succeed in sustaining current levels of activity generated on AOL’s interactive properties by current AOL subscribers and increasing the number of other Internet users and the level of activity they generate on AOL’s interactive properties, AOL’s business, results of operations and financial condition may be adversely impacted.  In the third quarter of 2006, AOL began implementing a new phase of its business strategy to shift from a primarily subscription-based business model to a primarily advertising-supported business model. In 2006, subscription revenues represented approximately 74% of AOL’s total revenues, and advertising revenues represented approximately 24% of AOL’s total revenues. The success of AOL’s strategy depends on AOL’s ability to sustain current levels of activity generated on AOL’s interactive properties, whether accessed via the AOL client software or directly through the Internet, by current AOL access subscribers and its ability to increase the number of other Internet users and the level of activity they generate on AOL’s interactive properties.

As part of its business strategy, AOL is offering a “free” Internet service that was previously only available on a subscription basis; this “free” offer has contributed to declines in the number of access subscribers and related subscription revenues, and such declines are expected to continue.  Before the implementation of the new phase of its business strategy, AOL maintained greater distinctions between its subscription service (the AOL service) and its free interactive properties. A significant component of the new phase of its business strategy includes AOL providing content, features and tools, previously available only to access subscribers, to all Internet consumers at no charge, including the AOL client software, “AOL.com” e-mail addresses and certain safety and security tools. Certain components of the AOL service continue to be available only to subscribers, such as dial-up Internet access and live customer service. AOL is experiencing declines in the number of subscribers and related subscription revenues, and expects that subscribers and related subscription revenues will decline further as consumers continue to upgrade to broadband Internet access from dial-up Internet access. As subscription revenues decline, AOL will become more dependent on advertising revenues and continued cost reductions in order to improve its financial performance.

AOL currently depends on its access subscribers to generate a significant majority of its paid-search and display advertising revenues, and in the future it must be able to maintain the level of engagement of these subscribers and to attract new highly-engaged Internet users to its interactive properties to continue to increase its advertising revenues.  For its business strategy to be successful, AOL must continue to increase advertising revenues. A significant majority of AOL’s paid-search and display advertising revenues currently is generated from activity by AOL access subscribers who use AOL e-mail and the AOL client software. By permitting the general Internet population (including former subscribers) to use the AOL client software, “AOL.com” e-mail addresses and certain other AOL interactive offerings at no charge, AOL aims to maintain the generally high level of engagement of its current subscribers (regardless of whether they continue to pay AOL for Internet access) and to attract new highly-engaged Internet consumers to the AOL properties. Even though AOL has registered a significant number of new e-mail accounts and has migrated a significant number of paid subscribers to “free” accounts, these actions are not necessarily an indicator of high levels of future activity by the Internet users (including former subscribers) on the AOL Network, which activity is needed in order for AOL to continue to increase its advertising revenues.

Important components of AOL’s business strategy are maintaining the usage of the AOL client software by current subscribers, increasing the usage of the AOL client software by the general Internet population, including former subscribers, and increasing both traffic to AOL websites and consumption of other AOL interactive services. To increase the ease with which the general Internet population can obtain the AOL client software and access both AOL websites and other interactive services, AOL seeks to distribute its free and paid products and services (such as the AOL client software, AOL.com, AOL content and/or other AOL interactive services) through a variety of methods, including relationships with third-party high-speed Internet access providers, retailers, computer manufacturers or other aggregators of Internet activity, and through search engine optimization and search engine marketing. Although AOL had relationships with certain high-speed Internet access providers and computer manufacturers in place when it implemented the new phase of its business strategy, its ability to enter into new or additional distribution agreements may be limited by existing exclusive arrangements that distributors have with other Internet companies. Furthermore, distribution of interactive products and services is subject to significant competition. Although agreements with high-speed Internet access providers, computer manufacturers and retailers are not required for Internet users either to obtain the AOL client software or to access other free AOL interactive properties and services, if AOL is unable to enter into favorable arrangements with these parties, fewer Internet users may download the AOL client software and/or use other AOL interactive properties or services, which could hinder the growth of AOL’s advertising revenues.

In order for AOL to continue to improve its financial performance, AOL must increase its advertising revenues, as well as reduce its overall costs, in sufficient amounts and in a timely manner to coincide with or precede the continuing loss of subscribers to the AOL service and related subscription revenues.  Subscription revenues declined substantially in 2006, and such declines are expected to continue. At the same time, advertising revenues increased during 2006, but not in an amount sufficient to offset the decline in subscription revenues. In 2007, advertising revenues must be increased substantially and AOL’s costs must be decreased substantially in order for AOL’s financial performance to improve. AOL made substantial cost reductions in 2006 related to marketing, network service, customer service and product development, and it intends to continue to identify and implement cost reductions. However, cost reductions may lead to employee distraction and morale problems, as well as difficulty in hiring or retaining necessary employees. Reducing costs may also lead to reduced operational capabilities, and if costs are reduced in a manner that is not consistent with operational requirements, AOL’s ability to provide satisfactory customer service may be adversely affected. Following the substantial cost reductions made prior to and during 2006, it may become increasingly difficult to identify and implement cost reductions in 2007 without adversely impacting AOL’s operational effectiveness. If advertising revenues do not increase and if cost reductions are not made in sufficient amounts and on a timeline that coincides with or precedes the continuing loss of subscribers and related decreases in subscription revenues, or if AOL is unable to make cost reductions in an operationally effective manner, AOL’s operating results and financial condition could be adversely affected.

The new phase of AOL’s business strategy has made AOL more susceptible to the risks of operating an advertising business.  With the implementation of the new phase of its business strategy, AOL has become more dependent on advertising revenues and thus more susceptible to the risks of operating an advertising-supported business. Purchases of advertising tend to be cyclical and are susceptible to changing economic and market conditions that are outside AOL’s control, as described above in the risk factor entitled “Weakening economic conditions or other factors could reduce the Company’s advertising or other revenues or hinder its ability to increase such revenues.” The size of the Internet advertising business, including the sponsored-links search business, has increased substantially during 2006. If the Internet advertising business does not continue to grow or shrinks in 2007, AOL’s ability to generate increased advertising revenues may be adversely impacted. Furthermore, the Internet advertising business is relatively new and has seen greater volatility than the general advertising market. It is possible that Internet advertising could be disproportionately affected by any advertising or economic slowdown. A significant amount of growth in AOL’s advertising revenues in 2006 was attributable to operational improvements and improved targeting. AOL must continue to identify and implement such operational and targeting improvements in order to support increased pricing and in order to continue to increase its advertising revenues. Also in 2006, almost a quarter of AOL’s growth in advertising revenues was attributable to the expansion of a relationship with a single customer. In the future, AOL will need to continue to maintain or expand this relationship or identify and enter into new or expanded relationships with other advertising customers in order to sustain or increase its growth in advertising revenues. Continued growth in AOL’s advertising business also depends on its ability to continue offering a competitive and distinctive range of advertising products and services for marketers and its ability to maintain or increase prices for its advertising products and services. If AOL cannot continue to improve its advertising products and services or if prices for its advertising products and services decrease, AOL’s advertising revenues could be adversely affected.

AOL faces intense competition in its global web services business, its Internet access business and in the distribution of its products and services, and must compete successfully in order to improve its financial performance.  AOL’s global web services business competes for online users’ time and attention and advertising, subscription and commerce revenues with a wide range of companies, including web-based portals and individual websites providing content, commerce, search, communications, community and similar features, as well as ISPs and traditional media companies such as Viacom Inc., CBS Corporation, News Corporation, The Walt Disney Company, Tribune Company, The New York Times Company and NBC Universal. Major competitors include Yahoo! Inc., Microsoft Corporation, Google, IAC/ InterActiveCorp and eBay Inc. In addition, new properties such as YouTube, MySpace and Facebook that are able to gain large numbers of visitors and generate significant amounts of activity also compete with AOL.

Advertising.com, which generates almost a quarter of AOL’s advertising revenues, competes with other aggregators of third-party inventory and other companies that offer competing advertising products, technology and services, such as 24/7 Real Media, Inc. and ValueClick, Inc. Competition affects the prices paid by Advertising.com for inventory and prices charged to advertisers for Advertising.com’s advertising products and services. In order for

Advertising.com to remain competitive, it is important that Advertising.com offer compelling advertising products and technologies to the advertisers who are its customers.

As part of its strategy, AOL has sold its Internet access operations in France and the U.K. and has agreed to do so in Germany, and, in conjunction with these sales, has maintained relationships with the purchasers to continue to provide its former subscribers with web services, including portals, e-mail and content. Accordingly, AOL Europe is reliant on the purchasers’ abilities to maintain relationships with these subscribers in order to generate web services activity and advertising revenues. In Europe, following the sales of its access operations businesses, AOL Europe’s competitors are Google, Microsoft Corporation and Yahoo! Inc. in its main markets, in addition to Web.de in Germany and Voila in France. Internationally, AOL expects to compete against local Internet and other web services companies as well as current U.S. competitors who have an established portal presence in these locations.

Although AOL has implemented a new phase of its business strategy to shift to a primarily advertising-supported business model, AOL continues to operate in the Internet access business, and competes for subscription revenues with companies providing dial-up Internet service, including EarthLink, and discount ISPs such as NetZero. AOL also competes with companies providing Internet access via broadband technologies, such as cable companies and telephone companies, and companies offering emerging broadband access technologies, including wireless, mobile wireless, fiber optic cable and power line.

AOL faces significant competition, primarily from the competitors identified above, in the distribution of its products and services in a cost effective manner. For example, AOL competes with other providers of portals and other Internet products and services to distribute and promote its products and services through high-speed Internet access networks, at retail outlets, on new computers, as well as via other distribution channels. AOL also competes to secure placement of its products and services on new computers and mobile devices, including cellular telephones and PDAs, to distribute and promote its products and services.

There can be no assurance that AOL will be able to compete successfully in the future with existing or potential competitors or that competition will not have an adverse effect on its business or results of operations.

If the Company’s AOL business is unable to acquire, develop or offer compelling applications, features, services, tools and content at reasonable costs, the size or value of its audience may not increase as anticipated, which could adversely affect its subscription and advertising revenue.  AOL believes that it must offer compelling and differentiated applications, features, services, tools and content to attract and retain subscribers and to attract Internet users to, and generate increased activity on, the AOL Network. Acquiring, developing and offering such applications, features, services, tools and content may require significant costs and effort to develop, while consumer tastes may be difficult to predict and are subject to rapid change. AOL also anticipates that subscribers and Internet users may demand an escalating quality of offerings. If AOL is unable to provide offerings that are compelling to subscribers and Internet users, the size and value of AOL’s audience may be adversely affected. With respect to search, a significant portion of AOL’s growth in advertising revenues has been attributable to its relationship with Google. AOL has agreed to use Google’s algorithmic search and sponsored links on an exclusive basis through December 19, 2010. Although AOL retains the ability to differentiate its search product from Google and other providers, competing search technologies may grow in popularity with consumers or businesses, and the exclusivity in certain circumstances may limit AOL’s flexibility to change providers of these products in the future. Furthermore, although AOL has access to certain content provided by the Company’s other businesses, it also may be required to make substantial payments to third parties from whom it licenses such content, and costs for such content may increase as a result of competition or for other reasons. Further, many of AOL’s content arrangements with third parties are non-exclusive, so competitors may be able to offer similar or identical content. AOL’s publication of user-created as well as third-party content may put AOL at increased risk of allegations of copyright infringement or other legal liability, and may cause AOL to incur significant monitoring or legal costs. These risks also could limit AOL’s ability to provide competitive content, features and tools. If AOL is unable to acquire or develop compelling content and do so at reasonable prices, or if other companies offer content that is similar to or the same as that provided by AOL, the size and value of AOL’s audience may be adversely affected. If the size and value of AOL’s audience do not increase significantly, AOL’s subscription and advertising revenue could be adversely affected.

More individuals are using non-PC devices to access the Internet, and AOL must be able to secure placement of its services, applications and features on such devices, must ensure that they are compatible with the devices and must ensure that the AOL Network is accessible by users of non-PC devices.  The number of individuals who access the Internet through devices other than a personal computer, such as personal digital assistants or mobile telephones, has increased significantly. AOL needs to secure arrangements with the device manufacturers as well as the access providers or wireless carriers, as the case may be, in order to ensure placement of its services, applications and features on the non-PC devices. In addition, due to differences in memory, functionality and resolution, AOL must ensure that its services, applications and features are technologically compatible in order for them to be placed on such non-PC devices. Also, the websites, applications and services included in the AOL Network must be designed so that they are technologically compatible with the non-PC devices in order that users of these devices can access the AOL Network and engage in activity. If AOL is unable to place its services, applications and features on non-PC devices, or if AOL is unable to attract and retain a substantial number of alternative device users to use the AOL Network, it could have an adverse impact on AOL’s advertising, subscription or other revenue.

Changes in international, federal, state and local tax laws and regulations, or interpretations of international, federal, state and local tax laws and regulations, could adversely affect AOL’s operating results.  International, federal, state and local tax laws and regulations affecting AOL’s business, or interpretations or application of these tax laws and regulations, could change. In addition, new international, federal, state and local tax laws and regulations affecting AOL’s business could be enacted. In December 2004, the U.S. federal government enacted the Internet Tax Nondiscrimination Act (or the ITNA), extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2007. If the ITNA is not extended or permanently enacted, state and local jurisdictions may seek to impose taxes on Internet access, other paid services or electronic commerce within their jurisdictions. These taxes could adversely affect AOL’s operating results.

In addition, under a directive adopted by the European Union in July 2003, certain services are subject to a Value Added Tax, or VAT, which is levied based on the country from which the service is provided rather than the place of consumption. If the EU votes in the future to change its approach from the current “place of supply” to a “place of consumption” approach, AOL’s operating results could be adversely affected. In December 2006, the French tax authorities assessed VAT against a subsidiary of AOL, largely under a “place of consumption” theory that does not exist under current law. To the extent that a court adopts this new theory, AOL’s operating results could be adversely affected.

New or changing federal, state or international privacy legislation or regulation could hinder the growth of AOL’s business.  A variety of federal, state and international laws govern the collection and use of customer data that AOL uses to operate its services and to help deliver advertisements to its customers. Not only are existing privacy-related laws in these jurisdictions evolving and subject to potentially disparate interpretation by governmental entities, new legislative proposals affecting privacy are now pending at both the federal and state level in the U.S. Changes to the interpretation of existing law or the adoption of new privacy-related requirements could hinder the growth of AOL’s business.

RISKS RELATING TO TIME WARNER’S CABLE BUSINESS

TWC faces certain challenges relating to the integration of the systems acquired in the Adelphia acquisition and related transactions with Comcast into its existing systems.  The successful integration of the Acquired Systems will depend primarily on TWC’s ability to manage the combined operations and integrate into its operations the Acquired Systems (including management information, marketing, purchasing, accounting and finance, sales, billing, customer support and product distribution infrastructure, personnel, payroll and benefits, regulatory compliance and technology systems). The integration of these systems, including the upgrade of certain portions of the Acquired Systems requires significant capital expenditures and may require TWC to use financial resources it would otherwise devote to other business initiatives, including marketing, customer care, the development of new products and services and the expansion of its existing cable systems. While TWC has planned for certain capital expenditures for, among other things, improvements to plant and technical performance and upgrading system capacity of the Acquired Systems, TWC may be required to spend more than anticipated for those purposes. Furthermore, these integration efforts may require more attention from TWC’s management and impose greater strains on its technical resources than anticipated. If TWC fails to successfully integrate the Acquired Systems, it could have a material adverse effect on its business and financial results.

Additionally, to the extent TWC encounters significant difficulties in integrating systems or other operations, its customer care efforts may be hampered. For instance, TWC may experience higher-than-normal call volumes under such circumstances, which might interfere with its ability to take orders, assist customers not impacted by the integration difficulties and conduct other ordinary course activities. In addition, depending on the scope of the difficulties, TWC may be the subject of negative press reports or customer perception.

TWC has entered into transitional services arrangements with Comcast under which Comcast has agreed to assist TWC by providing certain services in the applicable Acquired Systems as TWC integrates those systems into its existing systems. Any failure by Comcast to perform under these agreements may cause the integration of the applicable Acquired Systems to be delayed and may increase the amount of time and money TWC needs to devote to the integration of such systems.

TWC may not realize the anticipated benefits of the Adelphia acquisition and/or related transactions with Comcast.  The Adelphia acquisition and related transactions with Comcast have combined cable systems that were previously owned and operated by three different companies. Time Warner expects that TWC will realize cost savings and other financial and operating benefits as a result of the transactions. However, due to the complexity of and risks relating to the integration of these systems, among other factors, Time Warner cannot predict with certainty when these cost savings and benefits will occur or the extent to which they actually will be achieved, if at all.

TWC faces risks inherent to its voice services business.  TWC may encounter unforeseen difficulties as it introduces its voice services in new operating areas, including the systems acquired from Adelphia and Comcast, and/or increases the scale of its voice service offerings in areas in which they have already been launched. First, TWC faces heightened customer expectations for the reliability of voice services as compared with its video and high-speed data services. TWC has undertaken significant training of customer service representatives and technicians, and it will continue to need a highly trained workforce. To ensure reliable service, TWC may need to increase its expenditures, including spending on technology, equipment and personnel. If the service is not sufficiently reliable or TWC otherwise fails to meet customer expectations, its voice services business could be adversely affected. Second, the competitive landscape for voice services is intense; TWC faces competition from providers of Internet phone services, as well as incumbent local telephone companies, cellular telephone service providers and others. See “— TWC faces a wide range of competition, which could affect its future results of operations.” Third, TWC’s voice services depend on interconnection and related services provided by certain third parties. As a result, its ability to implement changes as the services grow may be limited. Finally, TWC expects advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, the Company is unable to predict the effect that ongoing or future developments in these areas might have on TWC’s voice services business and operations.

In addition, TWC’s launch of voice services in the Acquired Systems may pose certain risks. TWC will be unable to provide its voice services in some of the Acquired Systems without first upgrading the facilities. Additionally, it may need to obtain certain services from third parties prior to deploying voice services in the Acquired Systems. If TWC encounters difficulties or significant delays in launching voice services in the Acquired Systems, its business and financial results may be adversely affected.

Increases in programming costs could adversely affect TWC’s operations, business or financial results.  Programming has been, and is expected to continue to be, one of TWC’s largest operating expense items for the foreseeable future. In recent years, TWC has experienced significant increases in the cost of programming, particularly sports programming. TWC’s programming cost increases are expected to continue due to a variety of factors, including inflationary and negotiated annual increases, additional programming being provided to subscribers, and increased costs to purchase new programming.

Programming cost increases that TWC is unable to pass on fully to its subscribers have had, and will continue to have, an adverse impact on cash flow and operating margins. In addition, such increases could have an adverse impact on cash flow and operating margins from new video products and services. Current and future programming providers that provide content that is desirable to TWC subscribers may enter into exclusive affiliation agreements with TWC’s cable and non-cable competitors and may be unwilling to enter into affiliation agreements with TWC on acceptable terms, if at all.

In addition, increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent could further increase TWC’s programming costs. Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime. When a station opts for the latter, cable operators are not allowed to carry the station’s signal without the station’s permission. TWC currently has multi-year agreements with most, but not all, of the retransmission-consent stations that it carries. In some cases, TWC carries stations under short-term arrangements while it attempts to negotiate new long-term retransmission agreements. If negotiations with these programmers prove unsuccessful, they could require TWC to cease carrying their signals, possibly for an indefinite period. Any loss of stations could make TWC’s video service less attractive to subscribers, which could result in less subscription and advertising revenue. In retransmission-consent negotiations, broadcasters often condition consent with respect to one station on carriage of one or more other stations or programming services in which they or their affiliates have an interest. Carriage of these other services may increase TWC’s programming expenses and diminish the amount of capacity it has available to introduce new services, which could have an adverse effect on its business and financial results.

TWC faces a wide range of competition, which could affect its future results of operations.  TWC’s industry is and will continue to be highly competitive. Some of TWC’s principal competitors — in particular, direct broadcast satellite operators and incumbent local telephone companies — either offer or are making significant capital investments that will allow them to offer services that provide directly comparable features and functions to those TWC offers, and they are aggressively seeking to offer them in bundles similar to TWC’s.

Incumbent local telephone companies have recently increased their efforts to provide video services. The two major incumbent local telephone companies — AT&T Inc. (“AT&T”) and Verizon Communications, Inc. (“Verizon”) — have both announced that they intend to make fiber upgrades of their networks, although each is using a different architecture. AT&T is expected to utilize one of a number of fiber architectures, including the fiber-to-the-node (or FTTN) network, and Verizon utilizes a fiber architecture known as fiber-to-the-home (or FTTH). Some upgraded portions of these networks are or will be capable of carrying two-way video services that are technically comparable to TWC’s, high-speed data services that operate at speeds as high or higher than those TWC makes available to customers in these areas and digital voice services that are similar to TWC’s. In addition, these companies continue to offer their traditional phone services as well as bundles that include wireless voice services provided by affiliated companies. In areas where they have launched video services, these parties are aggressively marketing video, voice and data bundles at entry level prices similar to those TWC uses to market its bundles.

TWC’s video business faces intense competition from direct broadcast satellite providers. These providers compete with TWC based on aggressive promotional pricing and exclusive programming (e.g., “NFL Sunday Ticket,” which is not available to cable operators). Direct broadcast satellite programming is comparable in many respects to TWC’s analog and digital video services, including its DVR service. In addition, the two largest direct broadcast satellite providers offer some interactive programming features. These providers are working to increase the number of HDTV channels they offer in order to differentiate their service from services offered by cable operators.

In some areas, incumbent local telephone companies and direct broadcast satellite operators have entered into co-marketing arrangements that allow both parties to offer synthetic bundles (i.e., video services provided principally by the direct broadcast satellite operator, and digital subscriber line (“DSL”) and traditional phone service offered by the telephone companies). From a consumer standpoint, the synthetic bundles appear similar to TWC’s bundles and result in a single bill. AT&T is offering a service in some areas that utilizes direct broadcast satellite video but in an integrated package with AT&T’s DSL product, which enables an Internet-based return path that allows the user to order a VOD-like product and other services that TWC provides using its two-way network.

TWC operates its cable systems under non-exclusive franchises granted by state or local authorities. The existence of more than one cable system operating in the same territory is referred to as an “overbuild.” In some of TWC’s operating areas, other operators have overbuilt its systems and offer video, data and/or voice services in competition with TWC.

In addition to these competitors, TWC faces competition on individual services from a range of competitors. For instance, its video service faces competition from providers of paid television services (such as satellite master antenna services) and from video delivered over the Internet. TWC’s high-speed data service faces competition from, among others, incumbent local telephone companies utilizing their newly-upgraded fiber networks and/or DSL lines, Wi-Fi, Wi-Max and 3G wireless broadband services provided by mobile carriers such as Verizon Wireless, broadband over power line providers, and from providers of traditional dial-up Internet access. TWC’s voice service faces competition for voice customers from incumbent local telephone companies, cellular telephone service providers, Internet phone providers, such as Vonage, and others.

Any inability to compete effectively or an increase in competition with respect to video, voice or high-speed data services could have an adverse effect on TWC’s financial results and return on capital expenditures due to possible increases in the cost of gaining and retaining subscribers and lower per subscriber revenue, could slow or cause a decline in TWC’s growth rates, reduce its revenues, reduce the number of its subscribers or reduce its ability to increase penetration rates for services. As TWC expands and introduces new and enhanced products and services, it may be subject to competition from other providers of those products and services, such as telecommunications providers, Internet service providers and consumer electronics companies, among others. TWC cannot predict the extent to which this competition will affect its future financial results or return on capital expenditures.

Future advances in technology, as well as changes in the marketplace and in the regulatory and legislative environments, may result in changes to the competitive landscape.

The Internal Revenue Service and state and local tax authorities may challenge the tax characterizations of the Adelphia Acquisition, the Redemptions or the Exchange, or related valuations, and any successful challenge by the Internal Revenue Service or state or local tax authorities could materially adversely affect Time Warner’s tax profile, significantly increase its future cash tax payments and significantly reduce its future earnings and cash flow.  The Adelphia Acquisition was designed to be a fully taxable asset sale, the TWC Redemption was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), the TWE Redemption was designed as a redemption of Comcast’s partnership interest in TWE, and the Exchange was designed as an exchange of designated cable systems. There can be no assurance, however, that the Internal Revenue Service (the “IRS”) or state or local tax authorities (together with the IRS, the “Tax Authorities”) will not challenge one or more of such characterizations or the related valuations. Such a successful challenge by the Tax Authorities could materially adversely affect Time Warner’s tax profile (including its ability to recognize the intended tax benefits from these transactions), significantly increase its future cash tax payments and significantly reduce its future earnings and cash flow. The tax consequences of the Adelphia Acquisition, the Redemptions and the Exchange are complex and, in many cases, subject to significant uncertainties, including, but not limited to, uncertainties regarding the application of federal, state and local income tax laws to various transactions and events contemplated therein and regarding matters relating to valuation.

TWC’s business is subject to extensive governmental regulation, which could adversely affect its business.  TWC’s video and voice services are subject to extensive regulation at the federal, state, and local levels. In addition, the federal government has been exploring possible regulation of high-speed data services. Additional regulation, including regulation relating to rates, equipment, programming, levels and types of services, taxes and other charges, could have an adverse impact on TWC’s services.

TWC expects that legislative enactments, court actions, and regulatory proceedings will continue to clarify and in some cases change the rights of cable companies and other entities providing video, data and voice services under the Communications Act of 1934, as amended (the “Communications Act”), and other laws, possibly in ways that it has not foreseen. The results of these legislative, judicial, and administrative actions may materially affect TWC’s business operations in areas such as:

•	Cable Franchising. At the federal level, various provisions have been introduced in connection with broader Communications Act reform that would streamline the video franchising process to facilitate entry by new competitors. To date, no such measures have been adopted by Congress. In December 2006, the FCC adopted an order in which the agency concluded that the current franchise approval process constitutes an unreasonable barrier to entry that impedes the development of cable competition and broadband deployment. As a result, the agency adopted new rules intended to limit the ability of county- and municipal-level franchising authorities to delay or refuse the grant of competitive franchises. Among other things, the new rules: establish deadlines for franchising authorities to act on applications; prohibit franchising authorities from placing unreasonable build-out demands on applicants; specify that certain fees, costs, and other compensation to franchising authorities will count towards the statutory five-percent cap on franchise fees; prohibit franchising authorities from requiring applicants to undertake certain obligations concerning the provision of public, educational, and governmental access programming and institutional networks; and preempt local level-playing-field regulations, and similar provisions, to the extent they impose restrictions on applicants that are greater than those set forth in the FCC’s new rules.

At the state level, several states, including California, New Jersey, North Carolina, South Carolina and Texas, have enacted statutes intended to streamline entry by additional video competitors. Some of these statutes provide more favorable treatment to new entrants than to existing providers. Similar bills are pending or may be enacted in additional states. To the extent federal or state laws or regulations facilitate additional competitive entry or create more favorable regulatory treatment for new entrants, TWC’s operations could be materially and adversely affected.

•	À la carte Video Services. There has from time to time been federal legislative interest in requiring cable operators to offer historically bundled programming services on an à la carte basis. Currently, no such legislation is pending. In November 2004, the FCC released a study concluding that à la carte would raise costs for consumers and reduce programming choices. In February 2006, the FCC’s Media Bureau issued a revised report that concluded, contrary to the findings of the earlier study, that à la carte could be beneficial in some instances. There are no pending proceedings related to à la carte at the FCC.

•	Carriage Regulations. In 2005, the FCC reaffirmed its earlier decisions rejecting multicasting (i.e., carriage of more than one program stream per broadcaster) and dual carriage (i.e., carriage of both digital and analog broadcast signals) requirements with respect to carriage of broadcast signals pursuant to must-carry rules. Certain parties filed petitions for reconsideration. To date, no action has been taken on these reconsideration petitions, and TWC is unable to predict what requirements, if any, the FCC might adopt. In addition, the FCC is expected to launch proceedings related to leased access and program carriage. With respect to leased access, the FCC is expected to seek comment on how leased access is being used in the marketplace, and whether any rule changes are necessary to better effectuate statutory objectives. With respect to program carriage, the FCC is expected to examine its procedural rules, and assess whether modifications are needed to achieve more timely decisions in response to program carriage complaints. TWC is unable to predict whether these expected proceedings will lead to any changes in existing regulations.

•	Voice Communications. Traditional providers of voice services generally are subject to significant regulations. It is unclear to what extent those regulations (or other regulations) apply to providers of nontraditional voice services, including TWC’s voice services. In 2004, the FCC sought public comment regarding how Voice-over Internet Protocol should be classified for purposes of the Communications Act, and how it should be regulated. To date, however, the FCC has not issued an order comprehensively resolving these issues. Instead, the FCC has addressed certain individual issues on a piecemeal basis. In particular, the FCC declared in 2004 that certain nontraditional voice services are not subject to state certification or tariffing obligations. The full extent of this preemption is unclear and the validity of the preemption order has been appealed to a federal appellate court where a decision is pending. In orders in 2005 and 2006, the FCC subjected nontraditional voice service providers to obligations to provide 911 emergency service, to accommodate law enforcement requests for information and wiretapping and to contribute to the federal universal service fund. TWC was already operating in accordance with these requirements at that time. To the extent that the FCC (or the United States Congress) imposes additional burdens, TWC’s operations could be adversely affected.

“Net neutrality” legislation or regulation could limit TWC’s ability to operate its high-speed data business profitably, to manage its broadband facilities efficiently and to make upgrades to those facilities sufficient to respond to growing bandwidth usage by its high-speed data customers.  Several disparate groups have adopted the term “net neutrality” in connection with their efforts to persuade Congress and regulators to adopt rules that could limit the ability of broadband providers to manage their networks efficiently and profitably. Although the positions taken by these groups are not well defined and are sometimes inconsistent with one another, most would directly or indirectly limit the ability of broadband providers to apply differential pricing or network management policies to different uses of the Internet. Proponents of such regulation also seek to prohibit broadband providers from recovering the costs of rising bandwidth usage from any parties other than retail customers. The average bandwidth usage of TWC’s high-speed data customers has been increasing significantly in recent years as the amount of high bandwidth content and the number of applications available on the Internet continues to grow. In order to continue to provide quality service at attractive prices, TWC needs the continued flexibility to develop and refine business models that respond to changing consumer uses and demands, to manage bandwidth usage efficiently and to make upgrades to its broadband facilities. As a result, depending on the form it might take, “net neutrality” legislation or regulation could impact TWC’s ability to operate its high-speed data network profitably and to undertake the upgrades that may be needed to continue to provide high quality high-speed data services. TWC is unable to predict the likelihood that such regulatory proposals will be adopted.

The FCC’s set-top box rules could impose significant additional costs on TWC.  Currently, many cable subscribers rent set-top boxes from TWC that perform both signal-reception functions and conditional-access security functions, as well as enable delivery of advanced services. In 1996, Congress enacted a statute seeking to allow cable subscribers to use set-top boxes obtained from certain third parties, including third-party retailers. The most important of the FCC’s implementing regulations requires cable operators to offer separate equipment that provides only the security functions and not the signal-reception functions (so that cable subscribers can purchase set-top boxes or other navigational devices from third parties) and to cease placing into service new set-top boxes that have integrated security and signal-reception functions. The regulations requiring cable operators to cease distributing new set-top boxes with integrated security and signal-reception functions are currently scheduled to go into effect on July 1, 2007. On August 16, 2006, the National Cable and Telecommunications Association filed with the FCC a request that these rules be waived for all cable operators, including TWC, until a downloadable security solution is available or December 31, 2009, whichever is earlier. No assurance can be given that the FCC will grant this or any other waiver request.

TWC’s vendors have not yet manufactured, on a commercial scale, set-top boxes that can support all the services that TWC offers while relying on separate security devices. It is possible that TWC’s vendors will be unable to deliver the necessary set-top boxes in time for TWC to comply with the FCC regulations. It is also possible that the FCC will determine that the set-top boxes that TWC eventually obtains are not compliant with applicable rules. In either case, the FCC may penalize TWC. In addition, design and manufacture of the new set-top boxes will come at a significant expense, which TWC’s vendors will seek to pass on to TWC, but which TWC in turn may not be able to pass on to its customers, thereby increasing its costs. The Company expects that TWC will incur approximately $50 million in incremental set-top box costs during 2007 as a result of these regulations. The FCC has indicated that direct broadcast satellite operators are not required to comply with the FCC’s set-top box rules, and one telephone company has asked for a waiver of the rules. If TWC has to comply with the rule prohibiting set-top boxes with integrated security while its competitors are not required to comply with that rule, TWC may be at a competitive disadvantage.

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

Technological developments also pose other challenges for the Networks and Filmed Entertainment segments that could adversely impact their revenue and competitive position. For example, the Networks and Filmed Entertainment segments may not have the right, and may not be able to secure the right, to distribute their licensed content across new delivery platforms that are developed. In addition, technological developments could enable third-party owners of programming to bypass traditional content aggregators, such as the Turner networks and Home Box Office, and deal directly with cable and DTH satellite operators or other businesses that develop to offer content to viewers. Such limitations on the ability of the segments to distribute their content could have an adverse impact on their revenue. Cable system and DTH satellite operators are developing new techniques that enable them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially furthering the development of more specialized niche audiences. A greater number of options increases competition for viewers, and competitors targeting programming to narrowly defined audiences may improve their competitive position compared to the Networks and Filmed Entertainment segments for television advertising and for subscription and licensing revenue. In addition, traditional ratings measures are likely to change with emerging technologies that can measure viewing audiences with improved sensitivity. These changes could result in changes to measured audiences, especially in the local geographic regions measured by Nielsen Media Research. Any decrease in measured audiences could adversely affect the advertising revenue of the advertising-supported networks in the Networks segment and have a negative impact on the licensing revenue generated by the Filmed Entertainment segment and the revenue generated by Home Box Office from the licensing of its original programming in syndication and to basic cable channels. The ability to anticipate and adapt to changes in technology on a timely basis and exploit new sources of revenue from these changes will affect the ability of the Networks and Filmed Entertainment segments to continue to grow and increase their revenue.

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

video-on-demand services, Internet streaming and downloading and other online activities and other forms of news, information and entertainment.

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

The Networks and Filmed Entertainment segments are subject to potential labor interruption.  The Networks and Filmed Entertainment segments and certain of their suppliers retain the services of writers, directors, actors, trade employees and others involved in the production of motion pictures and television programs who are covered by collective bargaining agreements. The segments’ collective bargaining agreement with the Writer’s Guild of America (East and West) expires on October 31, 2007. Additionally, there are a number of other production-related bargaining groups whose contracts expire throughout 2007. If expiring collective bargaining agreements are not renewed, it is possible that the affected unions and other groups could take action in the form of strikes, work slowdowns or work stoppages. Such actions could cause delays in the production or the release dates of the segments’ television programs or feature films as well as higher costs resulting either from such action or less favorable terms of these agreements on renewal.

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

RISKS RELATING TO TIME WARNER’S FILMED ENTERTAINMENT BUSINESS

DVD sales have been declining, which may adversely affect the Filmed Entertainment segment’s growth prospects and results of operations.  Several factors, including increasing competition for consumer discretionary spending, piracy, the maturation of the DVD format, increased competition for retailer shelf space and the fragmentation of consumer leisure time, may be contributing to an industry-wide decline in DVD sales both domestically and internationally. DVD sales also may be affected as consumers increasingly shift from consuming physical entertainment products to digital forms of entertainment. The filmed entertainment industry faces a challenge in managing the transition from physical to digital formats in a manner that continues to support the current DVD business and its relationships with large retail customers and yet meets the relatively small, but growing, consumer demand for delivery of filmed entertainment in a variety of digital formats. The high definition format war between the HD DVD and Blu-ray formats may slow consumer adoption of those technologies and may likewise result in increased competition for retailer shelf space. There can be no assurance that home video wholesale prices can be maintained at current levels, due to aggressive retail pricing, digital competition and other factors. A continuing decline in DVD sales could have an adverse impact on the segment’s results of operations and growth prospects.

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

A decrease in demand for television product could adversely affect Warner Bros.’ revenues.  Warner Bros. is a leading supplier of television programming. If there is a decrease in the demand for Warner Bros.’ television product, it could lead to the launch of fewer new television series and a reduction in the number of original programs ordered by the networks and the per-episode license fees generated by Warner Bros. in the near term. In addition, such a decrease in demand could lead to a reduction in syndication revenues in the future. Various factors may increase the risk of such a decrease in demand, including station group consolidation and vertical integration between station groups and broadcast networks, as well as the vertical integration between television production studios and broadcast networks, which can increase the networks’ reliance on their in-house or affiliated studios. In addition, the move of viewers and advertisers away from network television to other entertainment and information outlets could adversely affect the amount of original programming ordered by networks and the amount they are willing to pay for such programming. Local television stations may face loss of viewership and an accompanying loss of advertising revenue as viewers move to other entertainment outlets, which may negatively impact the segment’s ability to obtain the per-episode license fees in syndication that it has received in the past. Finally, the increasing popularity of local television content in international markets also could result in decreased demand, fewer available broadcast slots, and lower licensing and syndication revenue for U.S. television content.

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

Increases in the costs of programming licenses and other significant costs may adversely affect the gross margins of the Networks segment.  As described above, the Networks segment licenses a significant amount of its programming, such as motion pictures, television series, and sports events, from movie studios, television production companies and sports organizations. For example, the Turner networks license the rights to broadcast significant sports events such as the NBA play-offs and a series of NASCAR races. In addition, Home Box Office relies on film studios for a significant portion of its content. If the level of demand for quality content exceeds the amount of quality content available, the networks may have to pay significantly higher licensing costs, which in turn will exert greater pressure on the segment to offset such increased costs with higher advertising and/or subscription revenue. There can be no assurance that the Networks segment will be able to renew existing or enter into additional license agreements for its programming and, if so, if it will be able to do so on terms that are similar to existing terms. There also can be no assurance that it will be able to obtain the rights to distribute the content it licenses over new distribution platforms on acceptable terms. If it is unable to obtain such extensions, renewals or agreements on acceptable terms, the gross margins of the Networks segment may be adversely affected.

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

Changes in U.S. or foreign communications laws or other regulations may have an adverse effect on the business of the Networks segment.  The multichannel video programming and distribution industries in the United States, as well as broadcast networks, are regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The U.S. Congress and the FCC currently are considering, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations of the Networks segment. For example, the FCC has been examining whether cable operators should offer “à la carte” programming to subscribers on a network-by-network basis or provide “family-friendly” tiers. A number of cable operators, including TWC, have voluntarily agreed to offer family tiers in light of this interest. The unbundling or tiering of program services may reduce distribution of certain cable networks, thereby creating the risk of reduced viewership and increased marketing expenses, and may affect the segment’s ability to compete for or attract the same level of advertising dollars. Any decline in subscribers could lead to a decrease in the segment’s advertising and subscription revenues.

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

RISKS RELATING TO TIME WARNER’S PUBLISHING BUSINESS

The Publishing segment’s operating income could decrease as a result of rising paper costs and postal rates, and its business could be negatively impacted by a significant disruption in postal service.  The Publishing segment’s principal raw material is paper, and paper prices have fluctuated over the past several years. Accordingly, significant unanticipated increases in paper prices could adversely affect the segment’s operating income. Postage for magazine distribution and direct solicitation is another significant operating expense of the Publishing segment, which primarily uses the U.S. Postal Service to distribute its products. The U.S. Postal Service implemented a postal rate increase of 5.4% effective January 8, 2006 and has proposed an additional increase of approximately 10% effective May 6, 2007, which is currently being challenged before the Postal Rate Commission. If there are further or more frequent significant increases in paper costs or postal rates and the Publishing segment is not able to offset these increases, they could have a negative impact on the segment’s operating income. In addition, if factors such as increased fuel and wage costs lead to a significant reduction or disruption in the service provided by the U.S. Postal Service, this could adversely affect the Publishing segment’s business.

The Publishing segment faces risks relating to various regulatory and legislative matters, including changes in Audit Bureau of Circulations rules and possible changes in regulation of direct marketing.  The Publishing segment’s magazine subscription and direct marketing activities are subject to regulation by the FTC and the states under general consumer protection statutes prohibiting unfair or deceptive acts or practices. Certain areas of marketing activity are also subject to specific federal statutes and rules, such as the Telephone Consumer Protection Act, the Children’s Online Privacy Protection Act, the Gramm-Leach-Bliley Act (relating to financial privacy), the FTC Mail or Telephone Order Merchandise Rule and the FTC Telemarketing Sales Rule. Other statutes and rules also regulate conduct in areas such as privacy, data security and telemarketing. New statutes and regulations are adopted frequently. In addition, the Publishing segment’s magazine subscription and direct marketing activities are subject to the rules of the Audit Bureau of Circulations. New rules, as well as new interpretations of existing rules, are periodically adopted by the Audit Bureau of Circulations and could lead to changes in the segment’s marketing methods that could have a negative effect on the segment’s ability to generate new magazine subscriptions, meet rate bases and support advertising sales.

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

Competition for advertising revenue is primarily based on advertising rates, the nature and amount of readership, reader response to advertisers’ products and services and the effectiveness of sales teams. Other competitive factors in magazine publishing include product positioning, editorial quality, circulation, price and customer service, which impact readership audience, circulation revenue and, ultimately, advertising revenue. The magazine publishing business presents few barriers to entry and many new magazines are launched annually across multiple sectors. In recent years competitors launched and/or repositioned many magazines, primarily in the celebrity and women’s service sectors, that compete directly with People, In Style, Real Simple and other Publishing segment magazines, particularly at newsstand checkouts in mass-market retailers. The Company anticipates that it will face continuing competition from these new competitors, and it is possible that additional competitors may enter this field and further intensify competition, which could have an adverse impact on the segment’s revenue.

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

Although the shift in consumer habits and/or advertising expenditures from traditional to online media poses risks to several of the Company’s businesses, such risks are particularly significant for the Company’s Publishing segment because a substantial portion of the segment’s revenue is derived from the sale of advertising.  See “Risks Relating to Time Warner Generally — The introduction and increased popularity of alternative technologies for the distribution of news, entertainment and other information and the resulting shift in consumer habits and/or advertising expenditures from traditional to online media could adversely affect the revenues of the Company’s Publishing, Networks and Filmed Entertainment segments.”

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following table sets forth certain information as of December 31, 2006 with respect to the Company’s principal properties (over 250,000 square feet in area) that are occupied for corporate offices or used primarily by the Company’s divisions, all of which the Company considers adequate for its present needs, and all of which were substantially used by the Company or were leased to outside tenants:

		Approximate	Type of Ownership;
Location	Principal Use	Square Feet Floor Space	Expiration Date of Lease

New York, NY One Time Warner Center	Executive and administrative offices, studio and technical space (Corporate HQ, Turner, CNN)	1,007,500	Owned and occupied by the Company.

New York, NY 75 Rockefeller Plaza Rockefeller Center	Business offices (AOL), sublet to outside tenants.	582,400	Leased by the Company. Lease expires in 2014. Approx. 177,000 sq. ft. occupied by AOL and 397,000 sq. ft. sublet to outside tenants.

Dulles, VA 22000 AOL Way	Executive, administrative and business offices (AOL HQ)	1,573,000	Owned and occupied by the Company.

Mt. View, CA Middlefield Rd.	Executive, administrative and business offices (AOL)	433,000	Leased by the Company. (Leases expire from 2009 — 2013). Approx. 246,300 sq. ft. is sublet to outside tenants.

Columbus, OH Arlington Centre Blvd.	Executive, administrative and business offices (AOL)	281,000	Owned and occupied by the Company.

Reston, VA Sunrise Valley	Reston Tech Center with executive and administrative offices (AOL)	278,000	Owned and occupied by the Company.

New York, NY Time & Life Bldg. Rockefeller Center	Business and editorial offices (Time Inc.)	2,200,000	Leased by the Company. Most leases expire in 2017. Approx. 6,400 sq. ft. is sublet to outside tenants.

Birmingham, AL 2100 Lakeshore Dr.	Executive and administrative offices (Time Inc.)	398,000	Owned and occupied by the Company.

Atlanta, GA One CNN Center	Executive and administrative offices, studios, technical space and retail (Turner)	1,274,000	Owned by the Company. Approx. 47,000 sq. ft. is leased to outside tenants.

Atlanta, GA 1050 Techwood Dr.	Offices and studios (Turner)	1,170,000	Owned and occupied by the Company.

London, England Kings Reach Tower	Executive and administrative offices (Time Inc.)	251,000	Leased by the Company. Lease expires in 2007.(a)

		Approximate	Type of Ownership;
Location	Principal Use	Square Feet Floor Space	Expiration Date of Lease

New York, NY 1100 and 1114 Ave. of the Americas	Business offices (HBO)	660,500	Leased by the Company under two leases expiring in 2018. Approx. 24,200 sq. ft. is sublet to outside tenants.

Charlotte, NC 7800 and 7910 Crescent Executive Drive	Business offices (Time Warner Cable)	277,500	Owned and occupied by the Company.

Columbia, SC 3325 Platt Spring Rd.	Divisional HQ, call center, warehouse (Time Warner Cable)	318,500	Owned by the Company. Approx. 50% of the space is leased to an outside tenant.

Burbank, CA The Warner Bros. Studio	Sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, back lot and parking lot and other Burbank properties (Warner Bros.)	4,217,000 sq. ft. of improved space on 158 acres(b)	Owned and occupied by the Company.

Burbank, CA 3400 Riverside Dr.	Executive and administrative offices (Warner Bros.)	421,000	Leased by the Company. Lease expires in 2019. Approx. 17,000 sq. ft. is sublet to outside tenants.

(a)	IPC Media is constructing a new 500,000 sq. ft. facility in London which is expected to be completed and occupied in early 2007.

(b)	Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial and office uses.

Item 3.	Legal Proceedings.

Securities Matters

Consolidated Securities Class Action

During the Summer and Fall of 2002, 30 shareholder class action lawsuits were filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, AOL. These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purported to be made on behalf of certain shareholders of the Company and alleged that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claimed that the Company failed to disclose AOL’s declining advertising revenues and that the Company and AOL inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also alleged that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of Time Warner stock, that the Company failed to disclose that the January 2001 merger of America Online, Inc. (now AOL LLC) and Time Warner Inc., now known as Historic TW Inc. (“Historic TW”) (the “Merger” or the “AOL-Historic TW Merger”), was not generating the synergies anticipated at the time of the announcement of the merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits sought an unspecified amount in compensatory damages. All of these lawsuits were centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under ERISA described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation.

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

In July 2005, the Company reached an agreement in principle with MSBI for the settlement of the consolidated securities actions. The settlement is reflected in a written agreement between the lead plaintiff and the Company. On September 30, 2005, the court issued an order granting preliminary approval of the settlement and certified the settlement class. The court issued an order dated April 6, 2006 granting final approval of the settlement, and the time to appeal that decision has expired. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $3 billion during the second quarter of 2005 reflecting the MSBI settlement and other pending related shareholder and ERISA litigation. Pursuant to the MSBI settlement, in October 2005, Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of the class represented in the action, and Ernst & Young LLP paid $100 million. In connection with the settlement, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the DOJ was transferred to the MSBI Settlement Fund. In addition, the $300 million the Company previously paid in connection with the settlement of its SEC investigation will be distributed to investors through the MSBI settlement process pursuant to an order issued by the U.S. District Court for the District of Columbia on July 11, 2006. On October 27, 2006, the court awarded to plaintiffs’ counsel fees in the amount of $147.5 million and reimbursement for expenses in the amount of $3.4 million, plus interest accrued on such amounts since October 7, 2005, the date the Company paid $2.4 billion into the MSBI Settlement Fund; these amounts are to be paid from the MSBI Settlement Fund. The administration of the MSBI settlement is ongoing. Settlements also have been reached in many of the additional related cases, including the ERISA and derivative actions, as described below.

Other Related Securities Litigation Matters

During the Fall of 2002 and Winter of 2003, three putative class action lawsuits were filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the Time Warner Savings Plan, the Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits named as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits alleged that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints sought unspecified damages and unspecified equitable relief. The ERISA actions were consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including TWE, certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company. On September 12, 2003, the Company filed a motion to dismiss the consolidated ERISA complaint. On March 9, 2005, the court granted in part and denied in part the Company’s motion to dismiss. The court dismissed two individual defendants and TWE for all purposes, dismissed other individuals with respect to claims plaintiffs had asserted involving the TWC Savings Plan, and dismissed all individuals who were named in a claim asserting that their stock sales had constituted a breach of fiduciary duty to the Plans. The parties reached an agreement to resolve this matter in 2006 and the court granted preliminary approval of the settlement in an opinion dated May 1, 2006. A final approval hearing was held on July 19, 2006, and the court granted final approval of the settlement in an opinion dated September 27, 2006. On October 25, 2006, one of the objectors to this settlement filed a notice of appeal of this decision; pursuant to a settlement agreement between the parties in a related securities matter, that objector subsequently withdrew his notice of appeal, and the time to appeal has expired. The court has yet to rule on plaintiffs’ petition for attorneys’ fees and expenses.

During the Summer and Fall of 2002, 11 shareholder derivative lawsuits were filed naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. Three were filed in New York State Supreme Court for the County of New York, four were filed in the U.S. District Court for the Southern District of New York and four were filed in the Court of Chancery of the State of Delaware for New Castle County. The complaints alleged that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that AOL had declining advertising revenues and by failing to conduct adequate due diligence in connection with the AOL-Historic TW Merger, that the AOL-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further alleged that certain of the defendants improperly sold their personal holdings of Time Warner securities. The lawsuits requested that (i) all proceeds from defendants’ sales of Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County were consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003 in that action, and on June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint. On May 2, 2003, the three lawsuits filed in New York State Supreme Court for the County of New York were dismissed on forum non conveniens grounds, and plaintiffs’ time to appeal has expired. The four lawsuits pending in the U.S. District Court for the Southern District of New York were centralized for coordinated or consolidated pre-trial proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. On October 6, 2004, plaintiffs filed an amended consolidated complaint in three of these four cases. On April 20, 2006, plaintiffs in the four lawsuits filed in the Court of Chancery of the State of Delaware for New Castle County filed a new complaint in the U.S. District Court for the Southern District of New York. The parties to all of these actions subsequently reached an agreement to resolve all remaining matters in 2006, and the federal district court in New York granted preliminary approval of the settlement in an opinion dated May 10, 2006. A final approval hearing was held on June 28, 2006, and the court granted final approval of the settlement in an opinion dated September 6, 2006. The time to appeal that decision has expired. The court has yet to rule on plaintiffs’ petition for attorneys’ fees and expenses.

During the Summer and Fall of 2002, several lawsuits brought by individual shareholders were filed in various federal jurisdictions, and in late 2005 and early 2006, numerous additional shareholders determined to “opt-out” of the settlement reached in the consolidated federal securities class action described above, and many have since filed federal lawsuits. The claims alleged in these actions are substantially identical to the claims alleged in the consolidated federal securities class action described above, and all of these cases have been transferred to the U.S. District Court for the Southern District of New York for coordinated or consolidated pre-trial proceedings. In May 2006, amended complaints were filed in thirty-five of these cases. In June 2006, the Company filed a motion to dismiss and a motion for partial summary judgment in these thirty-five cases, which seek to dismiss some or all of the complaints and/or to preclude recovery of alleged damages incurred prior to July 2002 based on loss causation principles. The Court has scheduled oral argument on these motions for February 28, 2007. In March 2006, the parties reached an agreement to settle the claims brought in the case Stichting Pensioenfonds ABP v. AOL Time Warner, et al. In December 2006, the parties reached an agreement to settle the claims brought in the case DEKA Investment GMBH et al. v. AOL Time Warner Inc. et al. Also in December 2006, the parties reached an agreement to settle the claims brought in the case Norges Bank v. AOL Time Warner Inc. et al. The aggregate amount for which the Company has settled these three lawsuits as well as related lawsuits is described below. The Company intends to defend against the remaining lawsuits vigorously.

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

On April 14, 2003, Regents of the University of California et al. v. Parsons et al., was filed in California Superior Court, County of Los Angeles, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young LLP, Citigroup Inc., Salomon Smith Barney Inc. and Morgan Stanley & Co. Plaintiffs allege that the Company made material misrepresentations in its registration statements related to the AOL-Historic TW Merger and stock option plans in violation of Sections 11 and 12 of the Securities Act of 1933. The complaint also alleges common law fraud and breach of fiduciary duties under California state law. Plaintiffs seek disgorgement of alleged insider trading proceeds and restitution for their stock losses. Three related cases have been filed in California Supreme Court and have been coordinated in the County of Los Angeles. On January 26, 2004, certain individuals filed motions to dismiss for lack of personal jurisdiction. On September 10, 2004, the Company filed a motion to dismiss plaintiffs’ complaints and certain individual defendants (who had not previously moved to dismiss plaintiffs’ complaints for lack of personal jurisdiction) filed a motion to dismiss plaintiffs’ complaints. On April 22, 2005, the court granted certain motions to dismiss for lack of personal jurisdiction and denied certain motions to dismiss for lack of personal jurisdiction. The court issued a series of rulings on threshold issues presented by the motions to dismiss on May 12, July 22 and August 2, 2005. These rulings granted in part and denied in part the relief sought by defendants, subject to plaintiffs’ right to make a prima facie evidentiary showing to support certain dismissed claims. In January 2006, the Los Angeles County Employees Retirement Agency, which had filed one of the three related cases described above, voluntarily dismissed its lawsuit; an order of dismissal was entered on January 17, 2006. Also in January 2006, two additional individual actions were filed in California Superior Court against the Company and, in one instance, Ernst & Young LLP and certain former officers, directors and executives of the Company. Both of these additional individual actions assert claims substantially identical to those asserted in the four actions already coordinated in California Superior Court, and have been consolidated with the other coordinated proceedings. In December 2006, the Company reached an agreement to settle the claims brought by the California State Teachers’ Retirement System and the Franklin Funds. In February 2007, the Company reached an agreement in principle to settle the claims brought by the plaintiffs in the remaining related cases, including the Regents of the University of California and the California Public Employees’ Retirement System. The aggregate amount for which the Company has settled these as well as related lawsuits is described below.

On July 18, 2003, Ohio Public Employees Retirement System et al. v. Parsons et al. was filed in Ohio, Court of Common Pleas, Franklin County, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co. and Ernst & Young LLP. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Ohio law, breach of fiduciary duty and common law fraud. Plaintiffs seek disgorgement of alleged insider trading proceeds, restitution and unspecified compensatory damages. On October 29, 2003, the Company moved to stay the proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 8, 2004, the court granted in part the Company’s motion to dismiss plaintiffs’ complaint; specifically, the court dismissed plaintiffs’ common law claims but otherwise allowed plaintiffs’ remaining statutory claims against the Company and certain other defendants to proceed. The Company answered the complaint on February 22, 2005. On November 17, 2005, the court granted the jurisdictional motions of twenty-five of the individual defendants, and dismissed them from the case. The court has informed the parties that it intends for this matter to be ready for trial by January 2008. The Company intends to defend against this lawsuit vigorously.

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

On January 28, 2004, McClure et al. v. AOL Time Warner Inc. et al. was filed in the District Court of Cass County, Texas (purportedly on behalf of several purchasers of Company stock) naming as defendants the Company and certain current and former officers, directors and employees of the Company. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege breach of fiduciary duty and common law fraud. Plaintiffs seek unspecified compensatory damages. On May 8, 2004, the Company filed a general denial and a motion to dismiss for improper venue. Also on May 8, 2004, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. In February 2007, the parties reached an agreement in principle to settle this lawsuit. The aggregate amount for which the Company has settled this as well as related lawsuits is described below.

On April 1, 2004, Alaska State Department of Revenue et al. v. America Online, Inc. et al. was filed in Superior Court in Juneau County, Alaska, naming as defendants the Company, certain current and former officers, directors and employees of the Company, AOL, Historic TW, Morgan Stanley & Co., Inc., and Ernst & Young LLP. Plaintiffs alleged that the Company made material misrepresentations in its registration statements in violation of Alaska law and common law fraud. The plaintiffs sought unspecified compensatory and punitive damages. In December 2006, the parties reached an agreement to settle this lawsuit. The aggregate amount for which the Company has settled this as well as related lawsuits is described below.

On November 15, 2002, the California State Teachers’ Retirement System filed an amended consolidated complaint in the U.S. District Court for the Central District of California on behalf of a putative class of purchasers of stock in Homestore.com, Inc. (“Homestore”). Plaintiff alleged that Homestore engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and two former employees of its AOL division were named as defendants in the amended consolidated complaint because of their alleged participation in the scheme through certain advertising transactions entered into with Homestore. Motions to dismiss filed by the Company and the two former employees were granted on March 7, 2003, and a final judgment of dismissal was entered on March 8, 2004. On April 7, 2004, plaintiff filed a notice of appeal in the Ninth Circuit Court of Appeals. The Ninth Circuit heard oral argument on this appeal on February 6, 2006 and issued an opinion on June 30, 2006 affirming the lower court’s decision and remanding the case to the district court for further proceedings. On September 28, 2006, plaintiff filed a motion for leave to amend the complaint, and on December 18, 2006, the court held a hearing and denied plaintiff’s motion. In addition, on October 20, 2006, the Company joined its co-defendants in filing a petition for certiorari with the Supreme Court of the United States, seeking reconsideration of the Ninth Circuit’s decision. In December 2006, the Company reached an agreement with plaintiff to settle its claims against the Company and its former employees. The aggregate amount for which the Company has agreed to settle this as well as related lawsuits is described below. The settlement agreement will be subject to preliminary and final approval by the district court. There can be no assurance that the settlement will receive either preliminary or final court approval.

On April 30, 2004, a second amended complaint was filed in the U.S. District Court for the District of Nevada on behalf of a putative class of purchasers of stock in PurchasePro.com, Inc. (“PurchasePro”). Plaintiffs alleged that PurchasePro engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and four former officers and employees were added as defendants in the second amended complaint and were alleged to have participated in the scheme through certain advertising transactions entered into with PurchasePro. Three similar putative class actions had previously been filed against the Company, AOL and certain former officers and employees, and were consolidated with the Nevada action. On February 17, 2005, the judge in the consolidated action granted the Company’s motion to dismiss the second amended complaint with prejudice. The parties have agreed to settle this matter. The court granted preliminary approval of the proposed settlement in an order dated July 18, 2006 and granted final approval of the settlement in an order dated October 10, 2006. The administration of the settlement is ongoing. The aggregate amount for which the Company has settled this as well as related lawsuits is described below.

During the fourth quarter of 2006, the Company established an additional reserve of $600 million related to the remaining securities litigation matters described above, bringing the total reserve for unresolved claims to approximately $620 million at December 31, 2006. The prior reserve aggregating $3.0 billion established in the second quarter of 2005 had been substantially utilized as a result of the settlements resolving many of the other shareholder lawsuits that had been pending against the Company, including settlements entered into during the fourth quarter of 2006. During February 2007, the Company reached agreements in principle to pay approximately $405 million to settle certain of the remaining claims — amounts consistent with the estimates contemplated in establishing the additional reserve, including approximately $400 million for which agreement in principle was reached on February 14, 2007. However, additional lawsuits remain pending, with plaintiffs in these remaining matters claiming approximately $3 billion in aggregated damages with interest. The Company has engaged in, and may in the future engage in, mediation in an attempt to resolve the remaining cases. If the remaining cases cannot be resolved by adjudication on summary judgment or by settlement, trials will ensue in these matters. As of February 22, 2007, the remaining reserve of approximately $215 million reflects the Company’s best estimate, based on the many related securities litigation matters that it has resolved to date, of its financial exposure in the remaining lawsuits. The Company intends to defend the remaining lawsuits vigorously, including through trial. It is possible, however, that the ultimate resolution of these matters could involve amounts materially greater or less than the remaining reserve, depending on various developments in these litigation matters.

Government Investigations

As previously disclosed by the Company, the SEC and the DOJ had conducted investigations into accounting and disclosure practices of the Company. Those investigations focused on advertising transactions, principally involving the Company’s AOL segment, the methods used by the AOL segment to report its subscriber numbers and the accounting related to the Company’s interest in AOL Europe prior to January 2002. During 2004, the Company established $510 million in legal reserves related to the government investigations, the components of which are discussed in more detail in the following paragraphs.

The Company and its subsidiary, AOL, entered into a settlement with the DOJ in December 2004 that provided for a deferred prosecution arrangement for a two-year period. In December 2006, as part of the deferred prosecution arrangement, the DOJ’s complaint against AOL was dismissed. As part of the settlement with the DOJ, in December 2004, the Company paid a penalty of $60 million and established a $150 million fund, which the Company could use to settle related securities litigation. During October 2005, the $150 million was transferred by the Company into the MSBI Settlement Fund for the members of the class covered by the MSBI consolidated securities class action described above.

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

During the third quarter of 2006, the independent examiner completed his review and, in accordance with the terms of the SEC settlement, provided a report to the Company’s audit and finance committee of his conclusions. As a result of the conclusions, the Company’s consolidated financial results were restated for each of the years ended December 31, 2000 through December 31, 2005 and for the three months ended March 31, 2006 and the three and six months ended June 30, 2006 and are reflected in amendments filed with the SEC on September 13, 2006.

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

On October 22, 2004, the same Siegel heirs filed a second lawsuit against the Company, DC Comics, Warner Bros. Entertainment Inc., Warner Communications Inc. and Warner Bros. Television Production Inc. in the U.S. District Court for the Central District of California. Plaintiffs claim that Jerome Siegel was the sole creator of the character Superboy and, as such, DC Comics has had no right to create new Superboy works since the alleged October 17, 2004 termination by plaintiffs of Siegel’s grants of rights to the Superboy character to DC Comics’ predecessor-in-interest. This lawsuit seeks a declaration regarding the validity of the alleged termination and an injunction against future use of the Superboy character. Plaintiffs have also asserted Lanham Act and unfair competition claims alleging false statements by DC Comics regarding the creation of the Superboy character. The Company answered the complaint and filed counterclaims on December 21, 2004, to which plaintiffs replied on January 7, 2005. The case was consolidated for discovery purposes with the “Superman” action described immediately above. The parties filed cross-motions for summary judgment or partial summary judgment on February 15, 2006. In its ruling dated March 23, 2006, the court denied the Company’s motion for summary judgment, granted plaintiffs’ motion for partial summary judgment on termination and held that further proceedings are necessary to determine whether the Company’s Smallville television series may infringe on plaintiffs’ rights to the Superboy character. On January 12, 2007, the Company filed a motion for reconsideration of the court’s decision granting plaintiffs’ motion for partial summary judgment on termination. That motion is pending. The Company intends to defend against this lawsuit vigorously, but is unable to predict its outcome.

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

On August 1, 2005, Thomas Dreiling filed a derivative suit in the U.S. District Court for the Western District of Washington against AOL and Infospace Inc. as nominal defendant. The complaint, brought in the name of Infospace by one if its shareholders, asserts violations of Section 16(b) of the Securities Exchange Act of 1934. Plaintiff alleges that certain AOL executives and the founder of Infospace, Naveen Jain, entered into an agreement to manipulate Infospace’s stock price through the exercise of warrants that AOL had received in connection with a commercial agreement with Infospace. Because of this alleged agreement, plaintiff asserts that AOL and Mr. Jain constituted a “group” that held more than 10% of Infospace’s stock and, as a result, AOL violated the short-swing trading prohibition of Section 16(b) in connection with sales of shares received from the exercise of those warrants. The complaint seeks disgorgement of profits, interest and attorneys fees. On September 26, 2005, AOL filed a motion to dismiss the complaint for failure to state a claim, which was denied by the Court on December 5, 2005. The case is scheduled for trial starting in October of 2007. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate the range of possible loss.

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and AOL, among other defendants, infringe a number of patents purportedly relating to customer call center operations, voicemail and/or video-on-demand services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. The Company intends to defend against the claim vigorously, but is unable to predict the outcome of the suit or reasonably estimate a range of possible loss.

On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nation-wide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the court granted preliminary approval of a class settlement arrangement on terms that were not material to the Company. A final settlement approval hearing was held on May 19, 2006, and on January 26, 2007, the court denied approval of the settlement. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

On October 20, 2005, a group of syndicate participants, including BNZ Investments Limited, filed three related actions in the High Court of New Zealand, Auckland Registry, against New Line Cinema Corporation, a wholly owned subsidiary of the Company, and its subsidiary, New Line Productions Inc. (collectively, “New Line”). The complaints allege breach of contract, breach of duties of good faith and fair dealing, and other common law and statutory claims under California and New Zealand law. Plaintiffs contend, among other things, they have not received proceeds from certain financing transactions they entered into with New Line relating to three motion pictures: The Lord of the Rings: The Fellowship of the Ring; The Lord of the Rings: The Two Towers; and The Lord of the Rings: The Return of the King. The parties to these actions have agreed that all claims will be heard before a single arbitrator, who has been selected, before the International Court for Arbitration, and the proceedings before the High Court of New Zealand have been dismissed without prejudice. The Company intends to defend against these proceedings vigorously, but is unable to predict the outcome of the proceedings.

As previously disclosed, in 2005, Time Inc. received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York in connection with an investigation of certain magazine circulation-related practices. Time Inc. responded to the subpoena and is cooperating with the investigation.

On December 22, 2006, AOL Europe Services SARL (“AOL Luxembourg”), a wholly owned subsidiary of AOL organized under the laws of Luxembourg, received an assessment from the French tax authorities for €34 million (approximately $44 million) for value added tax (“VAT”) due in France, including interest, related to subscription revenues from French subscribers earned from July 1, 2003 through December 31, 2003. The French tax authorities claim that these revenues are subject to French VAT, instead of Luxembourg VAT, as originally reported and paid by AOL. The Company intends to defend against this assessment vigorously, but is unable to predict the outcome of the proceedings. AOL Luxembourg also could receive similar assessments from the French tax authorities in the future for subscription revenues earned in 2004 through 2006, which assessment could total up to €72 million (approximately $94 million), including interest.

In the normal course of business, the Company’s tax returns are subject to examination by various domestic and foreign taxing authorities. Such examinations may result in future tax and interest assessments on the Company. In instances where the Company believes that a loss is probable, it has accrued a liability.

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

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 16, 2007.

Name	Age	Office

Richard D. Parsons	58	Chairman of the Board and Chief Executive Officer
Jeffrey L. Bewkes	54	President and Chief Operating Officer
Edward I. Adler	53	Executive Vice President, Corporate Communications
Paul T. Cappuccio	45	Executive Vice President and General Counsel
Patricia Fili-Krushel	53	Executive Vice President, Administration
Carol Melton	52	Executive Vice President, Global Public Policy
Olaf Olafsson	44	Executive Vice President
Wayne H. Pace	60	Executive Vice President and Chief Financial Officer

Set forth below are the principal positions held by each of the executive officers named above:

Mr. Parsons	Chairman of the Board and Chief Executive Officer since May 2003, having served as Chief Executive Officer from May 2002. Prior to May 2002, Mr. Parsons served as Co-Chief Operating Officer from the consummation of the Merger and was President of Historic TW pre-Merger from February 1995. He previously served as Chairman and Chief Executive Officer of The Dime Savings Bank of New York, FSB from January 1991.

Mr. Bewkes	President and Chief Operating Officer since January 1, 2006, and Director since January 25, 2007. Prior to January 1, 2006, Mr. Bewkes served as Chairman, Entertainment & Networks Group from July 2002 and, prior to that, Mr. Bewkes served as Chairman and Chief Executive Officer of the Home Box Office division of the Company from May 1995, having served as President and Chief Operating Officer from 1991 and Chief Financial Officer for the preceding five years.

Mr. Adler	Executive Vice President, Corporate Communications since January 2004. Prior to that, Mr. Adler served as Senior Vice President, Corporate Communications from the consummation of the Merger, Senior Vice President, Corporate Communications of Historic TW pre-Merger from January 2000 and Vice President, Corporate Communications of Historic TW prior to that.

Mr. Cappuccio	Executive Vice President and General Counsel since the consummation of the Merger, and Secretary until January 2004. Prior to the Merger, he served as Senior Vice President and General Counsel of AOL from August 1999. Before joining AOL, from 1993 to 1999, Mr. Cappuccio was a partner at the Washington, D.C. office of the law firm of Kirkland & Ellis. Mr. Cappuccio was also an Associate Deputy Attorney General at the U.S. Department of Justice from 1991 to 1993.

Ms. Fili-Krushel	Executive Vice President, Administration since July 2001. Prior to that, she was Chief Executive Officer of the WebMD Health division

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

The Company is a corporation organized under the laws of Delaware, and was formed on February 4, 2000 in connection with the AOL-Historic TW Merger. The principal market for the Company’s Common Stock is the NYSE. For quarterly price information with respect to the Company’s Common Stock for the two years ended December 31, 2006, see “Quarterly Financial Information” at pages 240 through 241 herein, which information is incorporated herein by reference. The number of holders of record of the Company’s Common Stock as of February 20, 2007 was approximately 51,400.

On May 20, 2005, the Company announced that it would begin paying a regular quarterly cash dividend of $0.05 per share on its Common Stock beginning in the third quarter 2005. The Company paid a cash dividend of $0.05 per share in the third and fourth quarters of 2005 and the first and second quarters of 2006. On July 27, 2006, the Company announced an increase of its regular quarterly cash dividend to $0.055 per share on its Common Stock beginning in the third quarter of 2006. The Company paid a cash dividend of $0.055 per share in the third and fourth quarters of 2006.

The Company currently expects to continue to pay comparable cash dividends in the future; however, changes in the Company’s dividend program will depend on the Company’s earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other factors considered relevant by the Company’s Board of Directors.

There is no established public trading market for the Company’s Series LMCN-V Common Stock, which as of February 20, 2007 was held of record by one holder.

Company Purchases of Equity Securities

The following table provides information about purchases by the Company during the quarter ended December 31, 2006 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number	Value of
			of Shares	Shares that
			Purchased as	May Yet
	Total Number	Average Price	Part of	Be Purchased
	of Shares	Paid Per	Publicly Announced	Under the Plans
Period	Purchased(1)	Share(2)	Plans or Programs(3)	or Programs

October 1, 2006 – October 31, 2006	25,120,781	$19.25	25,117,380	$6,555,223,342
November 1, 2006 – November 30, 2006	55,124,899	$20.21	55,115,800	$5,441,443,251
December 1, 2006 – December 31, 2006	63,365,692	$21.30	63,329,864	$4,092,322,168

Total	143,611,372	$20.52	143,563,044

(1)	The total number of shares purchased includes (a) shares of Common Stock purchased by the Company under the publicly announced stock repurchase program described in footnote (3) below, and (b) shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date. The number of shares of Common Stock purchased by the Company in connection with the vesting of such awards totaled 3,401 shares, 9,099 shares and 35,828 shares, respectively, for the months of October, November and December.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

(3)	On August 3, 2005, the Company announced that its Board of Directors had authorized a Common Stock repurchase program that allows the Company to repurchase, from time to time, up to $5 billion of Common Stock over a two-year period. On November 2, 2005, the Company announced the increase of the amount that may be repurchased under the Company’s publicly announced stock repurchase program to an aggregate of up to $12.5 billion of Common Stock. In addition, on February 17, 2006, the Company announced a further increase of the amount of its stock repurchase program and the extension of the program’s ending date. Under the extended program, the Company has authority to repurchase up to an aggregate of $20 billion of Common Stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors including price and business and market conditions. In the past, the Company has repurchased shares of Common Stock pursuant to trading programs under Rule 10b5-1 promulgated under the Exchange Act, and it may repurchase shares of Common Stock under such trading programs in the future.

Item 6.	Selected Financial Data.

The selected financial information of the Company for the five years ended December 31, 2006 is set forth at pages 238 through 239 herein and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis” at pages 72 through 152 herein is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 141 through 143 herein is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth at pages 153 through 234, 242 through 249 and 236 herein are incorporated herein by reference.

Quarterly Financial Information set forth at pages 240 through 241 herein is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of the independent auditors thereon set forth at pages 235 and 237 are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

On July 31, 2006, the Company’s Cable segment acquired certain cable systems from Adelphia and Comcast and, as a result, is integrating the processes, systems and controls relating to the acquired cable systems into the Cable segment’s existing system of internal control over financial reporting. The Cable segment has continued to integrate into its control structure many of the processes, systems and controls relating to the acquired cable systems in accordance with its integration plans. In addition, various transitional controls designed to supplement existing internal controls have been implemented with respect to the acquired systems. Except for the processes, systems and controls relating to the integration of the acquired cable systems at the Cable segment, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accountant Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2007 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report; and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

The Company has adopted a Code of Ethics for its Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on the Company’s website at www.timewarner.com/corp/corp_governance/governance_conduct.html. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2006, about the Company’s outstanding stock options and shares of Common Stock reserved for future issuance under the Company’s equity compensation plans.

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average exercise	future issuance under
	exercise of outstanding	price of outstanding	equity compensation plans
	options, warrants	options, warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column (a))(4)
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	207,679,501	$23.73	235,746,709
Equity compensation plans not approved by security holders(2)	251,781,436	$33.42	0
Total(3)	459,460,937	$29.04	235,746,709

(1)	Equity compensation plans approved by security holders are the (i) Time Warner Inc. 2006 Stock Incentive Plan, (ii) Time Warner Inc. 2003 Stock Incentive Plan, (iii) Time Warner Inc. 1999 Stock Plan, (iv) Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors and (v) Time Warner Inc. Employee Stock Purchase Plan (column (c) includes 4,855,622 shares that were available for future issuance under this plan). The Time Warner Inc. 2006 Stock Incentive Plan and the Time Warner Inc. 2003 Stock Incentive Plan were approved by the Company’s stockholders in May 2006 and May 2003, respectively. The other plans or amendments to such plans were approved by the stockholders of either AOL or Historic TW in either 1998 or 1999. These other plans were assumed by the Company in connection with the AOL-Historic TW Merger, which was approved by the stockholders of both AOL and Historic TW on June 23, 2000.

(2)	Equity compensation plans not approved by security holders consist of the AOL Time Warner Inc. 1994 Stock Option Plan, which expired in November 2003.

(3)	Does not include options to purchase an aggregate of 70,829,279 shares of Common Stock (66,119,131 of which were awarded under plans that were approved by the stockholders of either AOL or Historic TW prior to the AOL-Historic TW Merger), at a weighted average exercise price of $36.03, granted under plans assumed in connection with transactions and under which no additional options may be granted. No dividends or dividend equivalents are paid on any of the outstanding stock options.

(4)	Includes securities available under the Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, which uses the formula of .003% of the shares of Common Stock outstanding on December 31 of the prior calendar year to determine the maximum amount of securities available for issuance each year under the plan (resulting in 116,471 shares available for issuance in 2007). Of the shares available for future issuance under the Time Warner Inc. 1999 Stock Plan, a maximum of 607,833 shares may be issued in connection with awards of restricted stock or restricted stock units as of December 31, 2006. Of the shares available for future issuance under the Time Warner Inc. 2003 Stock Incentive Plan and the Time Warner Inc. 2006 Stock Incentive Plan, a maximum of 31,656,014 and 45,000,000 shares, respectively, may be issued in connection with awards of restricted stock, restricted stock units or performance stock units as of December 31, 2006.

The Time Warner Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”) was approved by the stockholders of Time Warner in May 2006. Under the 2006 Stock Incentive Plan, stock options (non-qualified and incentive), stock appreciation rights, restricted stock, and other stock-based awards, including restricted stock units and performance stock units, can be granted to employees, directors and consultants of the Company and its consolidated subsidiaries. Awards of restricted stock and other stock-based awards can be performance-based awards and have terms designed to meet the requirements of Section 162(m) of the Code. No incentive stock options or stock appreciation rights have been awarded under the 2006 Stock Incentive Plan. The exercise price of a stock option under the 2006 Stock Incentive Plan cannot be less than the fair market value of the Common Stock on the date of grant, which is defined in the 2006 Stock Incentive Plan as the average of the high and low prices of the Common Stock on the NYSE for the applicable trading day. The stock options generally become exercisable, or vest, in installments of 25% over a four-year period, subject to acceleration upon the occurrence of certain events such as retirement, death or disability, and expire ten years from the grant date. Participants in the 2006 Stock Incentive Plan awarded stock options do not receive dividends or dividend equivalents or have any voting rights with respect to the shares of Common Stock underlying the stock options. Similarly, any participants who are awarded stock appreciation rights will not receive dividends or dividend equivalents or have any voting rights with respect to the shares of Common Stock covered by the stock appreciation rights. The number of shares available for award under the 2006 Stock Incentive Plan will be reduced by the total number of shares covered by awards under the 2006 Stock Incentive Plan, including awards of stock appreciation rights. Stock appreciation rights generally can have a term of no more than ten years. No more than 30% of the total 150 million shares of Common Stock that can be issued pursuant to the 2006 Stock Incentive Plan can be issued for awards of restricted stock and other stock-based awards paid through the issuance of shares of stock, such as restricted stock units and performance stock units. Awards of restricted stock and restricted stock units vest in amounts and at times designated at the time of award, and generally vest over a four-year period. Awards of restricted stock and restricted stock units are subject to restrictions on transfer and forfeiture prior to vesting. Participants awarded restricted stock and restricted stock units are generally entitled to receive dividends or dividend equivalents, respectively, on such awards.

The Time Warner Inc. 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”) was approved by the stockholders of Time Warner in May 2003. Under the 2003 Stock Incentive Plan, stock options (non-qualified and incentive), stock appreciation rights, restricted stock, and other stock-based awards, including restricted stock units and performance stock units, can be granted to employees, directors and consultants of the Company and its consolidated subsidiaries. Awards of restricted stock and other stock-based awards can be performance-based awards and have terms designed to meet the requirements of Section 162(m) of the Code. No incentive stock options or stock appreciation rights have been awarded under the 2003 Stock Incentive Plan. The exercise price of a stock option under the 2003 Stock Incentive Plan cannot be less than the fair market value of the Common Stock on the date of grant, which is defined in the 2003 Stock Incentive Plan as the average of the high and low prices of the Common Stock on the NYSE for the applicable trading day. The stock options generally become exercisable, or vest, in installments of 25% over a four-year period, subject to acceleration upon the occurrence of certain events such as retirement, death or disability, and expire ten years from the grant date. Participants in the 2003 Stock Incentive Plan awarded stock options do not receive dividends or dividend equivalents or have any voting rights with respect to the shares of Common Stock underlying the stock options. No more than 20% of the total 200 million shares of Common Stock that can be issued pursuant to the 2003 Stock Incentive Plan can be issued for awards of restricted stock and other stock-based awards paid through the issuance of shares of stock, such as restricted stock units and performance stock units. Awards of restricted stock and restricted stock units vest in amounts and at times designated at the time of award, and generally have vested over a four-year period. Awards of restricted stock and restricted stock units are subject to restrictions on transfer and forfeiture prior to vesting. Participants awarded restricted stock and restricted stock units are generally entitled to receive dividends or dividend equivalents, respectively, on such awards. In March 2006, the Compensation Committee approved amendments to the 2003 Stock Incentive Plan to clarify that (i) the number of shares available for award under the 2003 Stock Incentive Plan will be reduced by the total number of shares covered by awards of stock appreciation rights, (ii) stock appreciation rights generally can have a term of no more than ten years, and (iii) any participants who are awarded stock appreciation rights will not receive dividends or dividend equivalents or have any voting rights with respect to the shares of Common Stock covered by the stock appreciation rights.

In January 2007, the Compensation and Human Development Committee adopted and approved the principal terms of performance stock units. The Company’s senior executive officers and certain senior executives at the Company’s subsidiaries may be granted performance stock units under either the 2006 Stock Incentive Plan or the 2003 Stock Incentive Plan. Recipients of performance stock units receive awards designated as a target number of units that may be paid out in a number of shares of Common Stock based on the Company’s total stockholder return, or TSR, relative to the TSR of other companies in the S&P 500 Index (subject to certain adjustments) over a three-year performance period. Depending on the Company’s TSR ranking relative to the TSR of the other companies in the S&P 500 Index, a holder will receive between 0% and 200% of his or her target award following the three-year performance period (with a 0% payout if the Company’s TSR ranking is below the 25th percentile and 200% if the Company’s TSR is at the 100th percentile). Holders of unvested performance stock units will not be entitled to receive or accrue dividends or dividend equivalents on the awards. Upon the termination of employment of a holder by the Company other than for cause, termination by the holder for good reason, retirement or disability, the holder will receive for his or her outstanding performance stock units a payment of Common Stock following the end of the applicable performance period based on the Company’s actual performance pro-rated based on the amount of time the holder was an employee during the performance period. Upon the death of a holder, the Company will pay a pro-rated amount of Common Stock based on the Company’s actual performance (or target performance, if less than one year) through the date of the holder’s death. Upon the occurrence of certain events involving a change of control of the Company or the applicable subsidiary, the holder’s outstanding performance stock units will be accelerated and paid out in an amount of shares of Common Stock based on (i) the Company’s actual performance from the beginning of the applicable performance cycle to the date of the change in control and (ii) a deemed performance at target from the date of the change in control to the end of the performance period.

The Time Warner Inc. 1999 Stock Plan (the “1999 Stock Plan”) was approved by the stockholders of AOL in October 1999 and was assumed by the Company in connection with the AOL-Historic TW Merger in 2001. Under the 1999 Stock Plan, stock options (non-qualified and incentive), stock purchase rights, i.e., restricted stock and restricted stock units, can be granted to employees, directors and consultants of the Company and its consolidated subsidiaries. No incentive stock options have been awarded under the 1999 Stock Plan. The exercise price of a stock option under the 1999 Stock Plan cannot be less than the fair market value of the Common Stock on the date of grant, which is defined in the 1999 Stock Plan as the average of the high and low sales prices of the Common Stock on the NYSE for the applicable trading day. The stock options generally become exercisable, or vest, in installments of 25% over a four-year period, subject to acceleration upon the occurrence of certain events such as retirement, death or disability, and expire ten years from the grant date. No more than 5 million of the total 100 million shares of Common Stock that can be issued pursuant to the 1999 Stock Plan can be issued for awards of restricted stock and restricted stock units. Awards of restricted stock and restricted stock units vest in amounts and at times designated at the time of award, and generally have vested over a four- or five-year period. Awards of restricted stock and restricted stock units are subject to restrictions on transfer and forfeiture prior to vesting. Participants awarded restricted stock and restricted stock units are generally entitled to receive dividends or dividend equivalents, respectively, on such awards. The awards of stock options made to non-employee directors of the Company are made pursuant to the 1999 Stock Plan, which provides for an award of 8,000 stock options (or such higher number as approved by the Board) when a non- employee director is first elected to the Board of Directors and then annual awards of 8,000 stock options following the annual meeting of stockholders. Stock options awarded to non-employee directors vest in installments of 25% over a four-year period or earlier if the director does not stand for re-election or is not re-elected after being nominated. Holders of stock options awarded under the 1999 Stock Plan do not receive dividends or dividend equivalents on the stock options.

The AOL Time Warner Inc. 1994 Stock Option Plan (the “1994 Plan”) was assumed by the Company in connection with the AOL-Historic TW Merger. The 1994 Plan expired on November 18, 2003 and stock options may no longer be awarded under the 1994 Plan. Under the 1994 Plan, nonqualified stock options and related stock appreciation rights could be granted to employees (other than executive officers) of and consultants and advisors to the Company and certain of its subsidiaries. No stock appreciation rights are currently outstanding under the 1994 Plan. The exercise price of a stock option under the 1994 Plan could not be less than the fair market value of the Common Stock on the date of grant, which is defined in the 1994 Plan as the average of the high and low sales prices of the Common Stock on the NYSE for the applicable trading day. The outstanding options under the 1994 Plan generally become exercisable in installments of one-third or one-quarter on each of the first three or four anniversaries, respectively, of the date of grant, subject to acceleration upon the occurrence of certain events, and expire ten years from the grant date. Holders of stock options awarded under the 1994 Plan do not receive dividends or dividend equivalents on the stock options.

The Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors (the “Directors’ Restricted Stock Plan”) was approved most recently in May 1999 by the stockholders of Historic TW and was assumed by the Company in connection with the AOL-Historic TW Merger. The Directors’ Restricted Stock Plan will terminate on May 19, 2009. The Directors’ Restricted Stock Plan provides for the award each year on the date of the annual stockholders meeting of either restricted stock or restricted stock units, as determined by the Board of Directors, to non-employee directors of the Company with value established by the Board of Directors. The awards of restricted stock and restricted stock units vest in equal annual installments on the first four anniversaries of the first day of the month in which the restricted stock or restricted stock units were awarded and in full if the director ends his or her service as a director due to (a) mandatory retirement, (b) failure to be re-elected after being nominated, (c) death or disability, (d) the occurrence of certain transactions involving a change in control of the Company and (e) with the approval of the Board of Directors on a case-by-case basis, under certain other designated circumstances. Restricted stock units also vest in full if a director retires from the Board of Directors after serving as a director for five years. If a non-employee director leaves the Board for any other reason, his or her unvested restricted stock and restricted stock units are forfeited to the Company. Participants awarded restricted stock and restricted stock units are generally entitled to receive dividends or dividend equivalents, respectively, on such awards. Restricted stock units have been awarded since 2005 and will be awarded in 2007.

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

(a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 71 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this Annual Report.

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

Date: February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. Parsons (Richard D. Parsons)	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 23, 2007

/s/ Wayne H. Pace (Wayne H. Pace)	Executive Vice President and Chief Financial Officer (principal financial officer)	February 23, 2007

/s/ James W. Barge (James W. Barge)	Sr. Vice President and Controller (principal accounting officer)	February 23, 2007

/s/ James L. Barksdale (James L. Barksdale)	Director	February 23, 2007

/s/ Jeffrey L. Bewkes (Jeffrey L. Bewkes)	Director	February 23, 2007

/s/ Stephen F. Bollenbach (Stephen F. Bollenbach)	Director	February 23, 2007

/s/ Frank J. Caufield (Frank J. Caufield)	Director	February 23, 2007

Signature	Title	Date

/s/ Robert C. Clark (Robert C. Clark)	Director	February 23, 2007

/s/ Mathias Döpfner (Mathias Döpfner)	Director	February 23, 2007

/s/ Jessica P. Einhorn (Jessica P. Einhorn)	Director	February 23, 2007

/s/ Reuben Mark (Reuben Mark)	Director	February 23, 2007

/s/ Michael A. Miles (Michael A. Miles)	Director	February 23, 2007

/s/ Kenneth J. Novack (Kenneth J. Novack)	Director	February 23, 2007

/s/ Francis T. Vincent, Jr. (Francis T. Vincent, Jr.)	Director	February 23, 2007

/s/ Deborah C. Wright (Deborah C. Wright)	Director	February 23, 2007

/s/ Edward J. Zander (Edward J. Zander)	Director	February 23, 2007

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
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Time Warner Inc.’s (“Time Warner” or the “Company”) financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

•	Overview. This section provides a general description of Time Warner’s business segments, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2006. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2006, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2006. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•	Market risk management. This section discusses how the Company manages exposure to potential loss arising from adverse changes in interest rates, foreign currency exchange rates and changes in the market value of financial instruments.

•	Critical accounting policies. This section discusses accounting policies that are considered important to the Company’s results of operations and financial condition, require significant judgment and require estimates on the part of management in application. The Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•	Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to Item 1A, “Risk Factors” in Part I of this report, for a discussion of the risk factors applicable to the Company.

As discussed more fully in Note 1 to the accompanying consolidated financial statements, the 2005 and 2004 financial information was recast in the fourth quarter of 2006 so that the basis of presentation would be consistent with that of 2006. Specifically, the amounts were recast to reflect (i) the retrospective application of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which was adopted by the Company in 2006, (ii) the retrospective application of a change in accounting principle made in 2006 for recognizing programming inventory costs at HBO and (iii) the retrospective presentation of certain businesses sold or transferred in 2006 as discontinued operations.

Use of Operating Income before Depreciation and Amortization

The Company utilizes Operating Income before Depreciation and Amortization, among other measures, to evaluate the performance of its businesses. Operating Income before Depreciation and Amortization is considered an important indicator of the operational strength of the Company’s businesses and it provides an indication of the Company’s ability to service debt and fund capital expenditures. Operating Income before Depreciation and Amortization eliminates the uneven effect across all business segments of considerable amounts of noncash

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s businesses. Management evaluates the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budgets, investment spending levels and return on capital.

Operating Income before Depreciation and Amortization should be considered in addition to, not as a substitute for, the Company’s Operating Income, Net Income and various cash flow measures (e.g., Cash provided by operations) as well as other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”). A reconciliation of Operating Income before Depreciation and Amortization to Operating Income is presented under “Results of Operations.”

OVERVIEW

Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, CNN, AOL, People, Sports Illustrated, Time and Time Warner Cable, which completed the Adelphia acquisition and related transactions on July 31, 2006. The Company produces and distributes films, including Happy Feet, Superman Returns and Wedding Crashers, as well as television programs, including ER, Two and a Half Men, Cold Case, Without a Trace and The New Adventures of Old Christine. During 2006, the Company generated revenues of $44.224 billion (up 4% from $42.401 billion in 2005), Operating Income before Depreciation and Amortization of $10.941 billion (up 54% from $7.112 billion in 2005), Operating Income of $7.362 billion (up 85% from $3.984 billion in 2005), Net Income of $6.552 billion (up 145% from $2.671 billion in 2005) and Cash Provided by Operations of $8.598 billion (up 76% from $4.877 billion in 2005). The results for 2006 and 2005 reflect the effects of pretax charges of $650 million and $3 billion, respectively, related to securities litigation as discussed further in “Recent Developments.”

Time Warner Businesses

Time Warner classifies its operations into five reportable segments: AOL, Cable, Filmed Entertainment, Networks and Publishing.

AOL.  AOL LLC (together with its subsidiaries, “AOL”) is a leader in interactive services. In the U.S. and internationally, AOL operates a leading network of web brands, offers free client software and services to users who have their own Internet connection and provides services to advertisers on the Internet. In addition, AOL operates one of the largest Internet access subscription services in the United States. At December 31, 2006, AOL had 13.2 million total AOL brand subscribers in the U.S., which does not include registrations for the free AOL service. In 2006, AOL reported total revenues of $7.866 billion (18% of the Company’s overall revenues), $2.570 billion in Operating Income before Depreciation and Amortization and $1.923 billion in Operating Income.

Historically, AOL’s primary product offering has been an online subscription service that includes dial-up Internet access, and this product currently generates the substantial majority of AOL’s revenues. AOL has experienced significant declines in 2006 in the number of its U.S. subscribers and related revenues, due primarily to AOL’s decisions to focus on its advertising business and offer most of its services (other than Internet access) for free, AOL’s proactive reduction of subscriber acquisition efforts, and the industry-wide decline of the premium dial-up ISP business and growth in the broadband Internet access business. The decline in subscribers has had an adverse impact on AOL’s Subscription revenues. However, dial-up network costs have also decreased and are anticipated to continue to decrease as subscribers decline. AOL’s Advertising revenues, in large part, are generated from the traffic to and usage of the AOL service by AOL’s subscribers. Therefore, the decline in subscribers also could have an adverse impact on AOL’s Advertising revenues to the extent that subscribers canceling their subscriptions do not maintain their relationship with and usage of the AOL Network.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Since its announcement on August 2, 2006, AOL has continued to implement the next phase of its strategy to transition from a business that has relied heavily on Subscription revenues from dial-up subscribers to one that attracts and engages more Internet users and takes advantage of the growth in online advertising. AOL is emphasizing growing its global web services business and managing costs in its access services business. A goal of AOL’s strategy is to maintain and expand relationships with current and former AOL subscribers, whether they continue to purchase the dial-up Internet access subscription service or not. Another component of the strategy is to permit access to most of the AOL services, including use of the AOL client software and AOL e-mail accounts, without charge. Therefore, as long as an individual has a means to connect to the Internet, that person can access and use most of the AOL services for free.

The components of this strategy primarily include the following:

•	providing advertising services, including display advertising (primarily on AOL’s network of interactive properties and services), paid-search advertising (primarily through AOL’s strategic alliance with Google), and other advertising run on third-party networks of web publishers (primarily through Advertising.com);

•	attracting highly-engaged users to and retaining those users on AOL’s interactive properties, including AIM, AOL.com, MapQuest and Moviefone, as well as attracting and retaining former and current subscribers, by

•	offering compelling content, features and tools, including the AOL client software, which generally are available to Internet users for free;

•	implementing a cost-effective distribution strategy for its free and paid products and services by entering into or maintaining relationships with third-party high-speed Internet access providers, such as telephone and cable companies, retailers, computer manufacturers, or other aggregators of Internet activity, and search engine optimization and search engine marketing;

•	providing paid services, including a variety of online safety and security products on a subscription basis; and

•	providing software for mobile devices that will further the distribution of AOL products and services.

As discussed in more detail in “Recent Developments,” consistent with its strategy, in October and December 2006, respectively, AOL Europe completed the sales of its French and U.K. access businesses and entered into separate agreements to provide ongoing web services, including content, e-mail and other online tools and services, to the respective purchasers of these businesses. In September 2006, AOL Europe also entered into an agreement to sell its German access business and will enter into a separate agreement to provide ongoing web services to the purchaser of this business upon the closing of the sale, which is expected to be completed in the first quarter of 2007.

AOL continues to serve customers with dial-up Internet access in the U.S., a business that AOL believes will continue to exist for the foreseeable future, by providing dial-up connectivity to the Internet and customer service for those subscribers for a monthly subscription fee. However, AOL has substantially reduced its marketing and customer service efforts previously aimed at attracting and retaining subscribers to the dial-up AOL service.

In connection with this strategic shift, AOL undertook certain restructuring and related activities in 2006, including involuntary employee terminations, contract terminations, asset write-offs and facility closures. Additional restructuring and related activities of this nature are anticipated in 2007.

Cable.  Time Warner’s cable business, Time Warner Cable Inc. and its subsidiaries (“TWC”), is the second-largest cable operator in the U.S. and is an industry leader in developing and launching innovative video, data and voice services. As part of the strategy to expand TWC’s cable footprint and improve the clustering of its cable systems, on July 31, 2006, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (together with its subsidiaries, “Comcast”) completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable systems of Adelphia Communications Corporation (“Adelphia”). Immediately prior to the Adelphia acquisition, TWC and Time Warner Entertainment Company, L.P. (“TWE”) redeemed Comcast’s interests in TWC and TWE, respectively. In addition, TW NY exchanged

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

certain cable systems with subsidiaries of Comcast. In connection with these transactions, TWC acquired approximately 3.2 million net basic video subscribers, consisting of approximately 4.0 million acquired subscribers and approximately 0.8 million subscribers transferred to Comcast. The systems transferred to Comcast that TWC owned prior to the Adelphia acquisition have been reflected as discontinued operations for all periods presented. Refer to “Recent Developments” for further details.

At December 31, 2006, TWC had approximately 13.4 million basic video subscribers in technologically advanced, well-clustered systems located mainly in five geographic areas — New York state, the Carolinas, Ohio, southern California and Texas. This subscriber number includes approximately 788,000 managed subscribers located in the Kansas City, south and west Texas and New Mexico cable systems (the “Kansas City Pool”) that were consolidated on January 1, 2007, upon the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”), an equity method investee at December 31, 2006, to its partners, TWC and Comcast. Refer to “Recent Developments” for further details. As of December 31, 2006, TWC was the largest cable operator in a number of large cities, including New York City and Los Angeles. In 2006, TWC delivered revenues of $11.767 billion (26% of the Company’s overall revenues), $4.229 billion in Operating Income before Depreciation and Amortization and $2.179 billion in Operating Income.

TWC principally offers three products — video, high-speed data and voice, which have been primarily targeted to residential customers. Video is TWC’s largest product in terms of revenues generated. TWC expects to continue to increase video revenues through the offering of advanced digital video services such as video-on-demand (“VOD”), subscription-video-on-demand (“SVOD”), high definition television (“HDTV”) and set-top boxes equipped with digital video recorders (“DVRs”), as well as through price increases and subscriber growth. TWC’s digital video subscribers provide a broad base of potential customers for additional advanced services. Providing basic video services is a competitive and highly penetrated business, and, as a result, TWC continues to expect slower incremental growth in the number of basic video subscribers compared to the growth in TWC’s advanced service offerings. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting contractual rate increases, subscriber growth and the expansion of service offerings, and it is expected that TWC’s video product margins will decline over the next few years as programming cost increases outpace growth in video revenues.

High-speed data has been one of TWC’s fastest-growing products over the past several years and is a key driver of its results. At December 31, 2006, TWC had approximately 6.6 million residential high-speed data subscribers (including approximately 374,000 managed subscribers in the Kansas City Pool). TWC expects continued strong growth in residential high-speed data subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenues is expected to slow over time as high-speed data services become increasingly well-penetrated. In addition, as narrowband Internet users continue to migrate to broadband connections, TWC anticipates that an increasing percentage of its new high-speed data customers will elect to purchase its entry-level high-speed data service, which is generally less expensive than TWC’s flagship service level. As a result, over time, TWC’s average high-speed data revenue per subscriber may decline reflecting this shift in mix. TWC also offers commercial high-speed data services and had approximately 245,000 commercial high-speed data subscribers (including approximately 15,000 managed subscribers in the Kansas City Pool) at December 31, 2006.

TWC’s voice service, Digital Phone, is TWC’s newest product, and approximately 1.9 million subscribers (including approximately 141,000 managed subscribers in the Kansas City Pool) received the service as of December 31, 2006. For a monthly fixed fee, Digital Phone customers typically receive the following services: unlimited local, in-state and U.S., Canada and Puerto Rico long-distance calling, as well as call waiting, caller ID and E911 services. TWC also is currently deploying a lower-priced unlimited in-state-only calling plan to serve those customers that do not use long-distance services extensively and, in the future, intends to offer additional plans with a variety of local and long-distance options. Digital Phone enables TWC to offer its customers a convenient package, or “bundle,” of video, high-speed data and voice services, and to compete effectively against similar bundled products available from its competitors. TWC expects strong increases in Digital Phone subscribers

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

and revenues and during 2007 intends to introduce a commercial voice service to small- to medium-sized businesses in most of the systems TWC owned before and retained after the transactions with Adelphia and Comcast (the “Legacy Systems”).

Some of TWC’s principal competitors, in particular, direct broadcast satellite operators and incumbent local telephone companies, either offer or are making significant capital investments that will allow them to offer services that provide features and functions comparable to the video, data and/or voice services that TWC offers and they are aggressively seeking to offer them in bundles similar to TWC’s. TWC expects that the availability of these service offerings will intensify competition.

In addition to the subscription services described above, TWC also earns revenues by selling advertising time to national, regional and local businesses.

As of July 31, 2006, the date the transactions with Adelphia and Comcast closed, the penetration rates for basic video, digital video and high-speed data services were generally lower in the systems acquired from Adelphia and Comcast (the “Acquired Systems”) than in TWC’s Legacy Systems. Furthermore, certain advanced services were not available in some of the Acquired Systems, and IP-based telephony service was not available in any of the Acquired Systems. To increase the penetration of these services in the Acquired Systems, TWC is in the midst of a significant integration effort that includes upgrading the capacity and technical performance of these systems to levels that will allow the delivery of these advanced services and features. Such integration-related efforts are expected to be largely complete by year-end 2007. As of December 31, 2006, Digital Phone was available in some of the Acquired Systems on a limited basis. TWC expects to roll out Digital Phone across the Acquired Systems during 2007.

Improvement in the financial and operating performance of the Acquired Systems depends in part on the completion of these initiatives and the subsequent availability of the Company’s bundled advanced services in the Acquired Systems. In addition, due to various operational and competitive challenges, the Company expects that the acquired systems located in the Los Angeles, CA and Dallas, TX areas will likely require more time and resources than the other acquired systems to stabilize and then meaningfully improve their financial and operating performance. As of December 31, 2006, the acquired Los Angeles and Dallas area systems together served approximately 2.0 million subscribers (about 50% of the subscribers served by the Acquired Systems). TWC believes that by upgrading the plant and integrating the Acquired Systems into its operations, there is a significant opportunity over time to stem subscriber losses, increase penetration rates of its service offerings, and improve Subscription revenues and Operating Income before Depreciation and Amortization in the Acquired Systems.

Filmed Entertainment.  Time Warner’s Filmed Entertainment businesses, Warner Bros. Entertainment Group (“Warner Bros.”) and New Line Cinema Corporation (“New Line”), generated revenues of $10.625 billion (22% of the Company’s overall revenues), $1.136 billion in Operating Income before Depreciation and Amortization and $784 million in Operating Income during 2006. The Filmed Entertainment segment experienced a decline in revenues and operating results in 2006 due to difficult comparisons to 2005, which was a record year.

One of the world’s leading studios, Warner Bros.  has diversified sources of revenues with its film and television businesses, combined with an extensive film library and global distribution infrastructure. This diversification has helped Warner Bros. deliver consistent long-term performance. New Line is the world’s oldest independent film company. Its primary source of revenues is the creation and distribution of theatrical motion pictures.

Warner Bros. continues to develop its industry-leading television business, including the successful releases of television series on home video. For the 2006-2007 television season, Warner Bros. has more current prime-time productions on the air than any other studio, with prime-time series on all five broadcast networks (including Two and a Half Men, ER, Without a Trace, Cold Case, Smallville, George Lopez and The New Adventures of Old Christine).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

The sale of DVDs has been one of the largest drivers of the segment’s profit over the last several years, and Warner Bros.’ extensive library of theatrical and television titles positions it to continue to benefit from sales of home video product to consumers. However, the industry and the Company have recently experienced slowing DVD sales due to several factors, including increasing competition for consumer discretionary spending, piracy, the maturation of the standard definition DVD format and the fragmentation of consumer time.

Piracy, including physical piracy as well as illegal online file-sharing, continues to be a significant issue for the filmed entertainment industry. Due to technological advances, piracy has expanded from music to movies and television programming. The Company has taken a variety of actions to combat piracy over the last several years, including the launch of new services for consumers at competitive price points, aggressive online and customs enforcement, compressed release windows and educational campaigns, and will continue to do so, both individually and together with cross-industry groups, trade associations and strategic partners.

Networks.  Time Warner’s Networks segment comprises Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“HBO”). On September 17, 2006, at the end of the 2005-2006 television season, Warner Bros. and CBS Corp. (“CBS”) ceased the stand-alone operations of The WB Network and UPN, respectively, and formed a new fully-distributed national broadcast network, called The CW, as discussed in more detail in “Recent Developments.” In 2006, the Networks segment delivered revenues of $10.273 billion (22% of the Company’s overall revenues), $3.026 billion in Operating Income before Depreciation and Amortization and $2.723 billion in Operating Income.

The Turner networks — including such recognized brands as TNT, TBS, CNN, Cartoon Network and CNN Headline News — are among the leaders in advertising-supported cable TV networks. For five consecutive years, more prime-time viewers have watched advertising-supported cable TV networks than the national broadcast networks. In 2006, TNT ranked second among advertising-supported cable networks in prime-time delivery of its key demographics, Adults 18-49 and Adults 25-54, and first in total-day delivery of Adults 18-49 and Adults 25-54. TBS ranked third among advertising-supported cable networks in prime-time delivery of its key demographic, Adults 18-34. As discussed in more detail in “Recent Developments,” in May 2006, the Company acquired the remaining 50% interest in Courtroom Television Network LLC (“Court TV”) that it did not already own from Liberty Media Corporation (“Liberty”). Court TV is now one of the Turner networks.

The Turner networks generate revenues principally from the sale of advertising time and monthly subscriber fees paid by cable system operators, direct-to-home satellite operators and other affiliates. Key contributors to Turner’s success are its continued investments in high-quality programming focused on sports, network movie premieres, licensed and original series, news and animation, leading to strong ratings and Advertising and Subscription revenue growth, as well as strong brands and operating efficiency.

HBO operates the HBO and Cinemax multichannel pay television programming services, with the HBO service ranking as the nation’s most widely distributed pay television network. HBO generates revenues principally from monthly subscriber fees from cable system operators, direct-to-home satellite operators and other affiliates. An additional source of revenue is the ancillary sales of its original programming, including such programs as The Sopranos, Sex and the City, Six Feet Under, Band of Brothers and Deadwood.

Publishing.  Time Warner’s Publishing segment consists principally of magazine publishing and a number of direct-marketing and direct-selling businesses. The segment generated revenues of $5.249 billion (12% of the Company’s overall revenues), $1.090 billion in Operating Income before Depreciation and Amortization and $911 million in Operating Income during 2006.

As of December 31, 2006, Time Inc. published over 145 magazines globally, including People, Sports Illustrated, In Style, Southern Living, Real Simple, Entertainment Weekly, Time, Cooking Light, Fortune and What’s on TV. It generates revenues primarily from advertising, magazine subscriptions and newsstand sales, and its growth is derived from higher circulation and advertising on existing magazines, new magazine launches, acquisitions and advertising from online properties. Time Inc. owns IPC Media, the U.K.’s largest magazine company (“IPC”), and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

the magazine subscription marketer Synapse Group, Inc. The Company has experienced slowing print advertising sales as advertisers are shifting advertising expenditures to online media. As a result, Time Inc. continues to invest in developing digital content, including the redesign of People.com and CNNMoney.com, the expansion of Sports Illustrated’s digital properties and the acquisition of Golf.com. Time Inc.’s direct-selling division, Southern Living At Home, sells home decor products through independent consultants at parties hosted in people’s homes throughout the U.S.

On January 25, 2007, the Company announced an agreement with a subsidiary of Bonnier AB, a Swedish media company, to sell Time Inc.’s Parenting and Time4 Media magazine groups, consisting of 18 of Time Inc.’s smaller niche magazines. Refer to “Recent Developments” for further discussion.

Recent Developments

Adelphia Acquisition and Related Transactions

On July 31, 2006, TW NY and Comcast completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia (the “Adelphia Acquisition”). At the closing of the Adelphia Acquisition, TW NY paid approximately $8.9 billion in cash, after giving effect to certain purchase price adjustments, and shares representing approximately 16% of TWC’s outstanding common stock for the portion of the Adelphia assets it acquired. In accordance with Staff Accounting Bulletin (“SAB”) No. 51, Accounting for the Sales of Stock of a Subsidiary (“SAB 51”), in 2006, the Company recognized a gain of approximately $1.771 billion related to the shares of TWC Class A common stock issued in the Adelphia Acquisition, which has been reflected in shareholders’ equity as an adjustment to paid-in-capital.

On July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and TWE, a subsidiary of TWC, were redeemed. Specifically, Comcast’s 17.9% interest in TWC was redeemed in exchange for 100% of the capital stock of a subsidiary of TWC holding both cable systems serving approximately 589,000 subscribers and approximately $1.9 billion in cash (the “TWC Redemption”). In addition, Comcast’s 4.7% interest in TWE was redeemed in exchange for 100% of the equity interests in a subsidiary of TWE holding both cable systems serving approximately 162,000 subscribers and approximately $147 million in cash (the “TWE Redemption” and, together with the TWC Redemption, the “Redemptions”). The TWC Redemption was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended. For accounting purposes, the Redemptions were treated as an acquisition of Comcast’s minority interests in TWC and TWE and a disposition of the cable systems that were transferred to Comcast. The purchase of the minority interests resulted in a reduction of goodwill of $738 million related to the excess of the carrying value of the Comcast minority interests over the total fair value of the Redemptions. In addition, the disposition of the cable systems resulted in an after-tax gain of $945 million, included in discontinued operations, which is comprised of a $131 million pretax gain (calculated as the difference between the carrying value of the systems acquired by Comcast in the Redemptions totaling $2.969 billion and the estimated fair value of $3.100 billion) and a net tax benefit of $814 million, including the reversal of historical deferred tax liabilities of approximately $838 million that had existed on systems transferred to Comcast in the TWC Redemption.

Following the Redemptions and the Adelphia Acquisition, on July 31, 2006, TW NY and subsidiaries of Comcast swapped certain cable systems, most of which were acquired from Adelphia, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Adelphia/Comcast Transactions”), and TW NY paid Comcast approximately $67 million for certain adjustments related to the Exchange. The Company did not record a gain or loss on systems TW NY acquired from Adelphia and transferred to Comcast in the Exchange because such systems were recorded at fair value in the Adelphia Acquisition. The Company did, however, record a pretax gain of $34 million ($27 million net of tax) on the Exchange related to the disposition of Urban Cable Works of Philadelphia, L.P. (“Urban Cable”). This gain is included as a component of discontinued operations in the accompanying consolidated statement of operations in 2006.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

The results of the systems acquired in connection with the Adelphia/Comcast Transactions have been included in the accompanying consolidated statement of operations since the closing of the transactions on July 31, 2006. The systems transferred to Comcast in connection with the Redemptions and the Exchange (the “Transferred Systems”), including the gains discussed above, have been reflected as discontinued operations in the accompanying consolidated statement of operations for all periods presented. See Note 4 to the accompanying consolidated financial statements for additional information regarding the discontinued operations.

As a result of the closing of the Adelphia/Comcast Transactions, TWC gained systems with approximately 3.2 million net basic video subscribers. As of February 23, 2007, Time Warner owns approximately 84% of TWC’s outstanding common stock (including approximately 83% of the outstanding TWC Class A common stock and all outstanding shares of TWC Class B common stock), as well as an approximate indirect 12% non-voting interest in TW NY. Comcast no longer has an interest in TWC or TWE.

On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934 on the same day. Under the terms of the reorganization plan, most of the shares of TWC Class A Common Stock that Adelphia received in the Adelphia Acquisition (representing approximately 16% of TWC’s outstanding common stock) are being distributed to Adelphia’s creditors.

At the closing of the Adelphia Acquisition, Adelphia and TWC entered into a registration rights and sale agreement (the “RRA”), which governed the disposition of the shares of TWC’s Class A common stock received by Adelphia in the Adelphia Acquisition. Upon the effectiveness of Adelphia’s plan of reorganization, the parties’ obligations under the RRA terminated (Note 2).

FCC Order Approving the Transactions with Adelphia and Comcast

In its order approving the Adelphia Acquisition, the Federal Communications Commission (the “FCC”) imposed conditions on TWC related to regional sports networks (“RSNs”), as defined in the order, and the resolution of disputes pursuant to the FCC’s leased access regulations. In particular, the order provides that neither TWC nor its affiliates may offer an affiliated RSN on an exclusive basis to any multichannel video programming distributor (“MVPD”). In addition, TWC may not unduly or improperly influence: (i) the decision of any affiliated RSN to sell programming to an unaffiliated MVPD; or (ii) the prices, terms, and conditions of sale of programming by an affiliated RSN to an unaffiliated MVPD. If an MVPD and an affiliated RSN cannot reach an agreement on the terms and conditions of carriage, the MVPD may elect commercial arbitration to resolve the dispute. In addition, if an unaffiliated RSN is denied carriage by TWC, it may elect commercial arbitration to resolve the dispute. With respect to leased access, if an unaffiliated programmer is unable to reach an agreement with TWC, that programmer may elect commercial arbitration to resolve the dispute, with the arbitrator being required to resolve the dispute using the FCC’s existing rate formula relating to pricing terms. The application and scope of these conditions, which will expire in July 2012, have not yet been tested. TWC retains the right to obtain FCC and judicial review of any arbitration awards made pursuant to these conditions.

Dissolution of Texas/Kansas City Cable Joint Venture

TKCCP is a 50-50 joint venture between Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) (a partnership of TWE and the Advance/Newhouse Partnership) and Comcast. In accordance with the terms of the TKCCP partnership agreement, on July 3, 2006, Comcast notified TWC of its election to trigger the dissolution of the partnership and its decision to allocate all of TKCCP’s debt, which totaled approximately $2 billion, to the pool of assets consisting of the Houston cable systems (the “Houston Pool”). On August 1, 2006, TWC notified Comcast of its election to receive the Kansas City Pool. On October 2, 2006, TWC received approximately $630 million from Comcast due to the repayment of debt owed by TKCCP to TWE-A/N that had been allocated to the Houston Pool. Since July 1, 2006, TWC has been entitled to 100% of the economic interest in

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

the Kansas City Pool (and has recognized such interest pursuant to the equity method of accounting), and it has not been entitled to any economic benefits of ownership from the Houston Pool.

On January 1, 2007, TKCCP distributed its assets to its partners. TWC received the Kansas City Pool, which served approximately 788,000 basic video subscribers as of December 31, 2006, and Comcast received the Houston Pool, which served approximately 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. As a result of the asset distribution, TKCCP no longer has any assets, and TWC expects that TKCCP will be formally dissolved in 2007. For accounting purposes, the distribution of TKCCP’s assets has been treated as a sale of the Company’s 50% interest in the Houston Pool, and, as a result, the Company expects to record a pretax gain of approximately $150 million in the first quarter of 2007.

As a result of the pending TKCCP dissolution, TWC presents its managed subscriber numbers including only the managed subscribers in the Kansas City Pool. Accordingly, the subscribers from the Houston Pool are not included in the managed subscriber numbers for any period presented (Note 2).

Parenting and Time4 Media

On January 25, 2007, the Company announced an agreement with a subsidiary of Bonnier AB, a Swedish media company (“Bonnier”), to sell Time Inc.’s Parenting and Time4 Media magazine groups, consisting of 18 of Time Inc.’s smaller niche magazines. The transaction, which is subject to customary closing conditions, is expected to close in the first quarter of 2007. For the year ended December 31, 2006, the Parenting and Time4 Media magazine groups had revenues and Operating Income of approximately $260 million and $20 million, respectively (Note 4).

TradeDoubler

On January 15, 2007, AOL announced a cash tender offer to acquire all outstanding shares of TradeDoubler AB (“TradeDoubler”), a European provider of online marketing and sales solutions. If AOL were to acquire all of the outstanding shares of TradeDoubler, the total value of the proposed transaction would be approximately $900 million. The price offered for the outstanding shares is denominated in Swedish Kronor and, as a result, the U.S. dollar amount of the transaction is subject to change as a result of fluctuation in the exchange rates. The completion of the offer is subject to the condition that at least 90% of TradeDoubler’s outstanding shares are tendered in the offer (which condition may be waived by AOL) as well as other customary closing conditions. If the tender offer is successfully completed, AOL’s purchase of TradeDoubler shares pursuant to the offer is expected to occur in the first half of 2007 (Note 4).

Claxson

On December 14, 2006, Turner announced an agreement with Claxson Interactive Group, Inc. (“Claxson”) to purchase seven pay television networks currently operating in Latin America for approximately $235 million (net of cash acquired). The transaction, which is subject to customary closing conditions, is expected to close in the first half of 2007 (Note 4).

Transactions with Liberty

In February 2007, the Company signed a non-binding letter of intent with Liberty regarding the exchange of a significant portion of Liberty’s interest in Time Warner for a subsidiary of Time Warner that contains a mix of non-strategic assets, including the Atlanta Braves franchise (the “Braves”) and Leisure Arts, Inc., and cash. The Company and Liberty have submitted to Major League Baseball (the “League”) documents related to the proposed transfer of the Braves. Any sale of a major league baseball team requires the prior approval of the League. There can

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

be no assurance that the League will approve the proposed transfer or that the parties will reach a definitive agreement regarding the proposed transaction (Note 4).

Sale of AOL’s European Access Businesses

During September and October of 2006, the Company announced the sale of AOL’s European access businesses. On October 31, 2006, the Company completed the sale of AOL’s French access business to Neuf Cegetel S.A. for approximately $360 million in cash. On December 29, 2006, the Company completed the sale of AOL’s U.K. access business to The Carphone Warehouse Group PLC (“Carphone Warehouse”) for approximately $712 million in cash, $476 million of which was paid at closing and the remainder of which is payable over the eighteen months following the closing. The Company recorded pretax gains on these sales of $769 million. In connection with these sales, the Company entered into separate agreements to provide ongoing web services, including content, e-mail and other online tools and services, to the respective purchasers of these businesses.

On September 17, 2006, the Company announced an agreement to sell AOL’s German access business to Telecom Italia S.p.A. for approximately $870 million in cash (subject to a working capital adjustment), and to enter into a separate agreement to provide ongoing web services, including content, e-mail and other online tools and services, to Telecom Italia S.p.A. upon the closing of the sale. The Company expects to record a pretax gain on this sale of approximately $700 million. The contractual sales price and the related gain for the transaction are denominated in Euros and, as a result, the U.S. dollar amounts presented are subject to change as a result of fluctuation in the exchange rates. The transaction, which is subject to customary closing conditions, is expected to close in the first quarter of 2007. Accordingly, the assets and liabilities of AOL’s German access business have been reflected as assets and liabilities held for sale as of December 31, 2006 and included in Prepaid expenses and other current assets and Other current liabilities, respectively, in the accompanying consolidated balance sheet.

As a result of the historical interdependency of AOL’s European access and audience businesses, the historic cash flows and operations of the access and audience businesses are not clearly distinguishable. Accordingly, AOL’s European access businesses have not been reflected as discontinued operations in the accompanying consolidated financial statements (Note 4).

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

Sale of Time Warner Book Group

On March 31, 2006, the Company sold Time Warner Book Group (“TWBG”) to Hachette Livre SA (“Hachette”), a wholly-owned subsidiary of Lagardère SCA (“Lagardère”), for $524 million in cash, resulting in a pretax gain of approximately $207 million after taking into account selling costs and working capital adjustments. TWBG has been reflected as discontinued operations for all periods presented (Note 4).

Court TV

On May 12, 2006, the Company acquired the remaining 50% interest in Court TV that it did not already own from Liberty for $697 million in cash, net of cash acquired. As permitted by GAAP, Court TV results have been

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

consolidated retroactive to the beginning of 2006. Previously, the Company had accounted for its investment using the equity method of accounting. In 2006, Court TV had revenues and Operating Income of $253 million and $31 million, respectively (Note 4).

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

For the year ended December 31, 2006, The WB Network had revenues and an Operating Loss of $397 million and $321 million, respectively. The WB Network results for 2006 included a goodwill impairment charge of approximately $200 million and $114 million of shutdown costs. The shutdown costs included $87 million related to the termination of certain programming arrangements (primarily licensed movie rights), $6 million related to employee terminations and $21 million related to contractual settlements. Included in the costs to terminate programming arrangements is $47 million of costs related to terminating intercompany programming arrangements with other Time Warner divisions (e.g., New Line) that have been eliminated in consolidation, resulting in a net charge related to programming arrangements of $40 million for the year ended December 31, 2006.

The Company is accounting for its investment in The CW using the equity method of accounting. The Company views its interest in The CW to be the successor to the business previously conducted by The WB Network, and, as such, the Company’s remaining basis in The WB Network (including goodwill) is considered the beginning basis for its 50% interest in The CW. In conjunction with the formation and launch in September 2006 of The CW, the Company assessed The WB Network’s goodwill for impairment. Due to actual ratings levels being lower than had been previously estimated and a projected increase in certain programming costs, the forecasted cash flows associated with the Company’s interest had declined. The Company determined in late October 2006 that The WB Network’s goodwill was impaired. Accordingly, as noted above, the Company recorded a pretax impairment charge of $200 million in 2006 to reduce the carrying value of The WB Network’s goodwill prior to its contribution to The CW. The estimate of fair value was determined using a discounted cash flow valuation methodology. The Company’s net investment in The CW is classified as Investments, including available-for-sale-securities in the accompanying consolidated balance sheet (Note 4).

AOL-Google Alliance

During December 2005, the Company announced that AOL was expanding its strategic alliance with Google Inc. (“Google”) to enhance its global online advertising partnership and make more of AOL’s content available to Google users. In addition, Google agreed to invest $1 billion to acquire a 5% equity interest in a limited liability company that owns all of the outstanding equity interest in AOL. On March 24, 2006, the Company and Google signed definitive agreements governing the investment and the commercial arrangements. Under the alliance, Google will continue to provide search services to AOL’s network of Internet properties worldwide, and will provide AOL with an improved share in revenues generated through searches conducted on the AOL network, which AOL will continue to recognize as advertising revenue when such amounts are earned. Additionally, AOL will continue to pay Google a license fee for the use of its search technology, which AOL will continue to recognize as expense when such amounts have been incurred. Other key aspects of the alliance, and the related accounting, include:

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

•	Distribution and Promotion. Providing AOL $300 million of marketing credits for promotion of AOL’s content on Google-owned Internet properties, as well as $100 million of AOL/Google co-sponsored promotion of AOL properties. The Company believes that this is an advertising barter transaction in which distribution and promotion is being provided in exchange for AOL agreeing to dedicate its search business to Google on an exclusive basis. Because the criteria in Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions, for recognizing revenue have not been met, no revenue or expense will be recognized by AOL on this portion of the arrangement.

•	Google AIM Development. Enabling Google Talk and AIM instant messaging users to communicate with each other provided certain conditions are met. Because this agreement does not provide for any revenue share or other fees, there will be no accounting for this arrangement.

AOL and Google also agreed to collaborate in the future to expand on the alliance, including the possible sale by AOL of display advertising on the Google network.

On April 13, 2006, the Company completed its issuance of a 5% equity interest in AOL to Google for $1 billion in cash. In accordance with SAB 51, Time Warner recognized a gain of approximately $801 million, reflected in shareholders’ equity as an adjustment to paid-in-capital, in the second quarter of 2006 (Note 4).

Time Warner Telecom

As of December 31, 2005, the Company owned approximately 50 million shares of Class B common stock of Time Warner Telecom Inc. (“TWT”), a publicly traded telecommunications company. The Company accounted for this investment using the equity method of accounting, and, as a result of the Company’s share in losses of TWT and impairment losses recognized in previous years, the carrying value of the investment was zero. During 2006, the Company’s subsidiaries participated as selling shareholders in two TWT secondary offerings and converted all of their shares of TWT Class B common stock into TWT Class A common stock and sold the Class A common stock for an aggregate of approximately $800 million, net of underwriters’ commissions. The Company recognized a pretax gain of approximately $800 million, which is included as a component of Other income, net, in the accompanying consolidated statement of operations (Note 5).

Turner FTC Consent Decree

As previously reported, Time Warner was subject to the terms of a consent decree (the “Turner Consent Decree”) entered into in connection with the FTC’s approval of the acquisition of Turner by Historic TW Inc. (“Historic TW”) in 1996, which expired on February 10, 2007. The Turner Consent Decree required, among other things, that any Time Warner stock held by Liberty be non-voting stock, except that it would be entitled to a vote of 1/100 of a vote per share when voting with the outstanding common stock on the election of directors and a vote equal to the vote of the common stock with respect to corporate matters that would adversely change the rights or terms of the stock. On February 16, 2006, Liberty filed a petition with the FTC seeking to terminate the Turner Consent Decree as it applied to Liberty, including all voting restrictions on its Time Warner stock holdings. On June 14, 2006, the FTC issued an order granting Liberty’s petition. As a result, Liberty obtained the ability to request that the shares of Series LMCN-V common stock it holds be converted into shares of common stock of Time Warner. At Liberty’s request, on August 4, 2006, Time Warner converted 49,115,656 shares of Series LMCN-V common stock held by Liberty into shares of Time Warner common stock, and on August 14, 2006, Time Warner converted 24,744,621 shares of Series LMCN-V common stock held by Liberty into shares of Time Warner common stock. As of February 22, 2007, Liberty held 18,784,759 shares of Series LMCN-V common stock (Note 11).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Common Stock Repurchase Program

Time Warner’s Board of Directors has authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases is based on a number of factors, including price and business and market conditions. The Company purchased approximately $15.9 billion of its common stock under the program through the end of 2006. At existing price levels, the Company intends to continue purchases under its stock repurchase program within its stated objective of maintaining a net debt-to-Operating Income before Depreciation and Amortization ratio, as defined, of approximately 3-to-1 and expects it will complete the program during the first half of 2007. From the program’s inception through February 22, 2007, the Company repurchased approximately 953 million shares of common stock for approximately $17.3 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, including approximately 208 million shares of common stock for approximately $3.6 billion pursuant to prepaid stock repurchase contracts (Note 11).

Amounts Related to Securities Litigation

As previously disclosed, in July 2005, the Company reached an agreement in principle for the settlement of the securities class action lawsuits included in the matters consolidated under the caption In re: AOL Time Warner Inc. Securities & “ERISA” Litigation described in Note 17 to the accompanying consolidated financial statements. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $2.4 billion during the second quarter of 2005. Ernst & Young LLP also agreed to a settlement in this litigation matter and paid $100 million. Pursuant to the settlement, in October 2005, Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of the class represented in the action. The court issued an order dated April 6, 2006 granting final approval of the settlement, and the time to appeal that decision has expired. In connection with the settlement, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the U.S. Department of Justice (“DOJ”) was transferred to the MSBI Settlement Fund. In addition, the $300 million the Company previously paid into an SEC Fair Fund as a condition of the settlement of its SEC investigation will be distributed to investors through the MSBI settlement process pursuant to an order issued by the U.S. District Court for the District of Columbia on July 11, 2006. The administration of the settlement is ongoing. The Company also established a reserve of $600 million in the second quarter of 2005 related to the securities litigation, derivative actions and the Employee Retirement Income Security Act (“ERISA”) actions other than the securities class action. Settlements have been reached in many of these cases, including the ERISA and derivative actions.

During the fourth quarter of 2006, the Company established an additional reserve of $600 million related to its remaining securities litigation matters, bringing the total reserve for unresolved claims to approximately $620 million at December 31, 2006. The prior reserve aggregating $3.0 billion established in the second quarter of 2005 had been substantially utilized as a result of the settlements resolving many of the other shareholder lawsuits that had been pending against the Company, including settlements entered into during the fourth quarter of 2006. During February 2007, the Company reached agreements in principle to pay approximately $405 million to settle certain of the remaining claims — amounts consistent with the estimates contemplated in establishing the additional reserve, including approximately $400 million for which agreement in principle was reached on February 14, 2007. However, additional lawsuits remain pending, with plaintiffs in these remaining matters claiming approximately $3.0 billion in aggregated damages with interest. The Company has engaged in, and may in the future engage in, mediation in an attempt to resolve the remaining cases. If the remaining cases cannot be resolved by adjudication on summary judgment or by settlement, trials will ensue in these matters. As of February 22, 2007, the remaining reserve of approximately $215 million reflects the Company’s best estimate, based on the many related securities litigation matters that it has resolved to date, of its financial exposure in the remaining lawsuits. The Company intends to defend the remaining lawsuits vigorously, including through trial. It is possible, however, that the ultimate

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

resolution of these matters could involve amounts materially greater or less than the remaining reserve, depending on various developments in these litigation matters.

Additionally, when the Company established the prior reserve of $3.0 billion in the second quarter of 2005, it was unable to conclude at that time that it was probable that there would be a deduction for a portion of such reserve and, therefore, the Company established a tax reserve related to these matters of approximately $230 million. After review of an interpretation of tax law released by the Internal Revenue Service in the fourth quarter of 2006, circumstances surrounding the Company’s settlements of the consolidated securities class action and other securities litigations, applicable law and other factors, the Company has determined that amounts paid in connection with such settlements should be fully deductible for tax purposes and no reserve is required. Accordingly, during the fourth quarter of 2006, the Company reversed this tax reserve. The Company also believes it is probable that the additional reserve established in the fourth quarter of 2006 is deductible.

The Company recognizes insurance recoveries when it becomes probable that such amounts will be received. The Company recognized insurance recoveries of $57 million related to ERISA matters in 2006. In 2005, the Company reached an agreement with the carriers on its directors and officers insurance policies in connection with the securities and derivative action matters described above (other than the actions alleging violations of ERISA). As a result of this agreement, in 2005, the Company recorded a recovery of approximately $206 million.

Government Investigations

As previously disclosed by the Company, the SEC and the DOJ had conducted investigations into accounting and disclosure practices of the Company. Those investigations focused on advertising transactions, principally involving the Company’s AOL segment, the methods used by the AOL segment to report its subscriber numbers and the accounting related to the Company’s interest in AOL Europe prior to January 2002. During 2004, the Company established $510 million in legal reserves related to the government investigations, the components of which are discussed in more detail in the following paragraphs.

The Company and its subsidiary, AOL, entered into a settlement with the DOJ in December 2004 that provided for a deferred prosecution arrangement for a two-year period. In December 2006, in accordance with the deferred prosecution arrangement, the DOJ’s complaint against AOL was dismissed. As part of the settlement with the DOJ, in December 2004, the Company paid a penalty of $60 million and established a $150 million fund, which the Company could use to settle related securities litigation. During October 2005, the $150 million was transferred by the Company into the MSBI Settlement Fund for the members of the class covered by the MSBI consolidated securities class action described above under the heading “Amounts Related to Securities Litigation.”

In addition, on March 21, 2005, the Company announced that the SEC had approved the Company’s proposed settlement with the SEC. In connection with the settlement, the Company paid a $300 million penalty in March 2005 that was not deductible for income tax purposes. As described above under the heading “Amounts Related to Securities Litigation,” the $300 million will be distributed to investors in connection with the distribution of proceeds from the settlement of the consolidated securities class action.

Pursuant to the SEC settlement, the Company restated its financial statements for each of the years ended December 31, 2000 through December 31, 2003 to adjust the accounting for certain transactions related to its historical accounting for Advertising revenues in certain transactions, primarily in the second half of 2000 and in 2001 and 2002, and its historical accounting for its investment in and consolidation of AOL Europe. In addition, an independent examiner was appointed to determine whether the Company’s accounting for certain additional transactions was in conformity with GAAP. During the third quarter of 2006, the independent examiner completed his review and, in accordance with the terms of the SEC settlement, provided a report to the Company’s audit and finance committee of his conclusions. As a result of the conclusions, the Company’s consolidated financial results were restated for each of the years ended December 31, 2000 through December 31, 2005 and for the three months

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

ended March 31, 2006 and the three and six months ended June 30, 2006. The impact of the adjustments made was reflected in amendments filed with the SEC on September 13, 2006.

RESULTS OF OPERATIONS

Changes in Basis of Presentation

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

Prior to the adoption of FAS 123R, the Company had followed the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”), which allowed the Company to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and disclose the pro forma effects on net income (loss) had the fair value of the equity awards been expensed. In connection with adopting FAS 123R, the Company elected to adopt the modified retrospective application method provided by FAS 123R and, accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FAS 123. The Company also has made certain immaterial corrections to the amounts presented in prior years. Such corrections involved recording approximately $58 million of tax expense related to deferred income taxes on stock options for the year ended December 31, 2005, and other corrections related to the expensing of stock options that had an aggregate effect of approximately $70 million, net of tax, over the ten-year period ended December 31, 2002, and approximately $20 million, net of tax, over the three-year period ended December 31, 2005 (Note 1).

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

Additionally, when recording compensation cost for equity awards, FAS 123R requires companies to estimate the number of equity awards granted that are expected to be forfeited. Prior to the adoption of FAS 123R, the Company recognized forfeitures when they occurred, rather than using an estimate at the grant date and subsequently adjusting the estimated forfeitures to reflect actual forfeitures. Accordingly, the Company recorded a benefit of $25 million, net of tax, as the cumulative effect of a change in accounting principal upon the adoption of FAS 123R in 2006, to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

are not ultimately expected to vest. Total equity-based compensation expense recognized in 2006, 2005 and 2004 was as follows:

	Total Equity-Based Compensation(a)
	Year Ended December 31,
	2006	2005	2004
	(millions)

AOL	$41	$57	$149
Cable	33	53	70
Filmed Entertainment	64	72	76
Networks	41	62	86
Publishing	36	52	75
Corporate	48	60	118

Total	$263	$356	$574

(a)	Total equity-based compensation includes expense recognized related to stock options, restricted stock and restricted stock units.

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

Since this change involves a revision to an inventory costing principle, the change is reflected retrospectively for all prior periods presented, including the impact that such a change had on retained earnings for the earliest year presented (Note 1).

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

On December 31, 2006, the Company adopted the provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits (“FAS 158”). FAS 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans (“plans”). Specifically, FAS 158 requires companies to recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status as of the end of the company’s fiscal year, the offset of which is recorded, net of tax, as a component of accumulated other comprehensive income in shareholders’ equity. As a result of adopting FAS 158, on December 31, 2006, the Company reflected the funded status of its plans by reducing its net pension asset by approximately $655 million to reflect actuarial and investment losses that had been deferred pursuant to prior pension accounting rules and recording a corresponding deferred tax asset of approximately $240 million and a net after-tax charge of approximately $415 million in accumulated other comprehensive income, net, in shareholders’ equity.

Reclassifications

Certain reclassifications have been made to the prior year’s financial information to conform to the December 31, 2006 presentation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Recent Accounting Standards

Accounting for Sabbatical Leave and Other Similar Benefits

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”). EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. The provisions of EITF 06-02 became effective for Time Warner as of January 1, 2007 with respect to certain sabbatical leave and other employment arrangements that are similar to a sabbatical leave and are expected to result in an increase to accumulated deficit of approximately $75 million ($46 million, net of tax).

Income Statement Classification of Taxes Collected from Customers

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective for Time Warner as of January 1, 2007. EITF 06-03 is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the tax benefits related to tax positions that are more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 became effective for Time Warner as of the beginning of the Company’s 2007 fiscal year. The cumulative impact of this guidance is expected to result in a decrease to accumulated deficit on January 1, 2007 of approximately $500 million.

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

Quantifying Effects of Prior Years Misstatements in Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and statement of operations approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

material. SAB 108 became effective for Time Warner in the fourth quarter of 2006 and did not have a material impact on the Company’s consolidated financial statements.

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company currently is evaluating whether to elect the option provided for in this standard. If elected, FAS 159 would be effective for Time Warner as of January 1, 2008.

Significant Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by certain significant transactions and other items in each period as follows:

	Year Ended December 31,
	2006	2005	2004
	(millions)

Amounts related to securities litigation and government investigations	$(705)	$(2,865)	$(536)
Merger-related, restructuring and shutdown costs	(400)	(117)	(50)
Asset impairments	(213)	(24)	(10)
Gain on disposal of assets, net	796	23	21

Impact on Operating Income (Loss)	(522)	(2,983)	(575)
Investment gains, net	1,051	1,011	424
Gain on WMG option	—	53	50

Impact on Other income, net	1,051	1,064	474
Minority interest impact	(27)	—	—

Pretax impact	502	(1,919)	(101)
Income tax impact	(428)	518	(73)

After-tax impact	$74	$(1,401)	$(174)

The Company’s tax provision also includes certain items affecting comparability. These items include approximately $1.4 billion of tax benefits related primarily to the realization of tax attribute carryforwards of $1.1 billion and the reversal of approximately $230 million of tax reserves associated with litigation settlements in 2006, $423 million of tax benefits related to changes in certain state tax laws and state tax methodologies and the realization of tax attribute carryforwards in 2005, and a $110 million tax benefit associated with the realization of tax attribute carryforwards in 2004.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Amounts Related to Securities Litigation and Government Investigations

The Company recognized legal and other professional fees related to the SEC and DOJ investigations into certain of the Company’s historical accounting and disclosure practices and the defense of various shareholder lawsuits, as well as legal reserves, totaling $762 million, $3.071 billion and $584 million in 2006, 2005 and 2004, respectively. In addition, the Company recognized insurance recoveries of $57 million, $206 million and $48 million in 2006, 2005 and 2004, respectively.

Merger-related, Restructuring and Shutdown Costs

During the year ended December 31, 2006, the Company incurred restructuring costs of approximately $295 million, primarily related to various employee terminations and other exit activities, including $222 million at the AOL segment, $18 million at the Cable segment, $5 million at the Filmed Entertainment segment, $45 million at the Publishing segment and $5 million at the Corporate segment. The total number of employees terminated across the segments in 2006 was approximately 5,600. In addition, during the year ended December 31, 2006, the Cable segment expensed approximately $38 million of non-capitalizable merger-related and restructuring costs associated with the Adelphia Acquisition. The results for the year ended December 31, 2006 also include shutdown costs of $114 million at The WB Network in connection with the agreement between Warner Bros. and CBS to form the new fully-distributed national broadcast network, The CW. Included in the shutdown costs for the year ended December 31, 2006 are charges related to terminating intercompany programming arrangements with other Time Warner divisions, of which $47 million, respectively, has been eliminated in consolidation, resulting in a net pretax charge of $67 million (Note 14).

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

During the year ended December 31, 2004, the Company incurred restructuring costs at the AOL segment related to various employee terminations of $55 million, which were partially offset by a $5 million reduction in restructuring costs, reflecting changes in estimates of previously established restructuring accruals. The total number of employees terminated in 2004 was approximately 860 (Note 14).

Asset Impairments

During the year ended December 31, 2006, the Company recorded a noncash impairment charge of approximately $200 million at the Networks segment to reduce the carrying value of The WB Network’s goodwill. Refer to “Recent Developments” for further discussion. In addition, the Company recorded a $13 million noncash asset impairment at the AOL segment related to asset writedowns and the closure of several facilities primarily as a result of AOL’s revised strategy.

During the year ended December 31, 2005, the Company recorded a $24 million noncash impairment charge related to goodwill associated with America Online Latin America, Inc. (“AOLA”). As previously disclosed, AOLA had been operating under Chapter 11 of the U.S. Bankruptcy Code since June 2005 and has been in the process of winding up its operations. On June 30, 2006, AOLA emerged from bankruptcy pursuant to a joint plan of reorganization and liquidation. Under the plan, AOLA was reorganized into a liquidating limited liability company

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

jointly owned by Time Warner (60%) and the Cisneros Group (40%). In partial satisfaction of debt and obligations held by Time Warner or AOL, the assets representing the AOL Puerto Rico business were transferred to Time Warner or AOL, as applicable, pursuant to the plan.

During 2004, the Company recognized a $10 million impairment charge related to a building that was held for sale at the AOL segment.

In the fourth quarter of each year, the Company performs its annual impairment review for goodwill and intangible assets. The 2006, 2005 and 2004 annual impairment reviews for goodwill and intangible assets did not result in any impairment charges being recorded (Note 1).

Gains on Disposal of Assets, Net

For the year ended December 31, 2006, the Company recorded a $769 million gain on the sales of AOL’s French and U.K. access businesses and a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of Netscape Security Solutions (“NSS”) at the AOL segment, a gain of approximately $20 million at the Corporate segment related to the sale of two aircraft and a $5 million gain on the sale of a non-strategic magazine title at the Publishing segment.

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

For the year ended December 31, 2004, the Company recognized a $13 million gain related to the sale of AOL Japan and a $7 million gain related to the sale of NSS at the AOL segment and an $8 million gain at the Publishing segment related to the sale of a building, partially offset by an approximate $7 million loss at the Networks segment related to the sale of the winter sports teams.

Investment Gains, Net

For the year ended December 31, 2006, the Company recognized net gains of $1.051 billion primarily related to the sale of investments, including an $800 million gain on the sale of the Company’s investment in Time Warner Telecom, a $157 million gain on the sale of the Company’s investment in the Theme Parks and a $51 million gain on the sale of the Company’s investment in Canal Satellite Digital. For the year ended December 31, 2006, investment gains, net also include $10 million of gains resulting from market fluctuations in equity derivative instruments.

For the year ended December 31, 2005, the Company recognized net gains of $1.011 billion primarily related to the sale of investments, including a $925 million gain on the sale of the Company’s remaining investment in Google, a $36 million gain, which had been previously deferred, related to the Company’s 2002 sale of a portion of its interest in Columbia House and an $8 million gain on the sale of its 7.5% remaining interest in Columbia House and simultaneous resolution of a contingency for which the Company had previously accrued. Investment gains were partially offset by $16 million of writedowns to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, including a $13 million writedown of the Company’s investment in n-tv KG (“NTV-Germany”), a German news broadcaster. The year ended December 31, 2005 also included $1 million of losses resulting from market fluctuations in equity derivative instruments.

For the year ended December 31, 2004, the Company recognized net gains of $424 million, primarily related to the sale of investments, including a $188 million gain related to the sale of a portion of the Company’s interest in Google and a $113 million gain related to the sale of the Company’s interest in VIVA Media AG (“VIVA”) and VIVA Plus and a $44 million gain on the sale of the Company’s interest in Gateway Inc. (“Gateway”). Investment

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

gains were partially offset by $15 million of writedowns to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and $14 million of losses resulting from market fluctuations in equity derivative instruments.

Gain (Loss) on WMG Option

For the year ended December 31, 2005, the Company recorded a $53 million net gain, reflecting a fair value adjustment related to the Company’s option in Warner Music Group (“WMG”). For the year ended December 31, 2004, the Company recorded a $50 million fair value adjustment to increase the option’s carrying value (Note 4).

Minority Interest Impact

For the year ended December 31, 2006, income of $27 million was attributed to minority interest, which primarily reflects Google’s share of the gain on the sales of AOL’s European access businesses net of restructuring costs at the AOL segment.

Income Tax Impact

The income tax impact reflects the estimated tax or tax benefit from the items affecting comparability. Such estimated taxes or tax benefits vary based on certain factors, including deductibility of the amounts and foreign tax on gains.

2006 vs. 2005

Consolidated Results

Revenues.  The components of revenues are as follows (millions):

	Year Ended December 31,
	2006	2005	% Change

Subscription	$23,702	$21,581	10%
Advertising	8,515	7,564	13%
Content	10,769	12,075	(11%)
Other	1,238	1,181	5%

Total revenues	$44,224	$42,401	4%

The increase in Subscription revenues for the year ended December 31, 2006 was primarily related to increases at the Cable and Networks segments, offset partially by a decline at the AOL segment. The increase at the Cable segment was driven by the impact of the Acquired Systems, the continued penetration of advanced services (primarily high-speed data services, digital video services and Digital Phone), video price increases and growth in basic video subscriber levels in the Legacy Systems. The increase at the Networks segment was due primarily to higher subscription rates, an increase in the number of subscribers at Turner and HBO and the impact of the Court TV acquisition. Revenues at the AOL segment declined primarily as a result of lower domestic AOL brand subscribers and declines at AOL Europe.

The increase in Advertising revenues for the year ended December 31, 2006 was due to growth across the segments, primarily at the AOL, Cable and Networks segments. The increase at the AOL segment was due to growth in sales of advertising run on third-party websites generated by Advertising.com and display and paid-search advertising on AOL’s network of interactive properties and services. The increase at the Cable segment was due to the Acquired Systems, primarily related to growth in local and national advertising. The increase at the Networks segment was primarily driven by the impact of the Court TV acquisition and higher CPMs (advertising cost per one thousand viewers) and sellouts across Turner’s other networks, partly offset by a decline at The WB Network as a result of lower ratings and the shutdown of the network on September 17, 2006.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

The decrease in Content revenues for the year ended December 31, 2006 was principally due to a decline at the Filmed Entertainment segment, partially offset by an increase at the Networks segment. The decline at the Filmed Entertainment segment was primarily driven by a decline in theatrical product revenues due to difficult comparisons to 2005. The increase at the Networks segment was primarily due to HBO’s domestic cable television sale of The Sopranos.

Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  For 2006 and 2005, costs of revenues totaled $25.175 billion and $24.408 billion, respectively, and as a percentage of revenues were 57% and 58%, respectively. The improvement in costs of revenues as a percentage of revenues related primarily to improved margins at the Filmed Entertainment segment. The segment variations are discussed in detail in “Business Segment Results.”

Selling, General and Administrative Expenses.  For 2006 and 2005, selling, general and administrative expenses increased 1% to $10.560 billion in 2006 from $10.439 billion in 2005. The segment variations are discussed in detail in “Business Segment Results.”

Amounts Related to Securities Litigation and Government Investigations.  As previously discussed in “Recent Developments,” the Company recognized legal and other professional fees, including legal reserves, related to the SEC and DOJ investigations into certain of the Company’s historical accounting and disclosure practices and the defense of various shareholder lawsuits totaling $762 million for the year ended December 31, 2006 and $3.071 billion for the year ended December 31, 2005. In addition, the Company recognized insurance recoveries of $57 million for the year ended December 31, 2006 and $206 million for the year ended December 31, 2005, respectively (Note 1).

Reconciliation of Operating Income before Depreciation and Amortization to Operating Income.

The following table reconciles Operating Income before Depreciation and Amortization to Operating Income. In addition, the table provides the components from Operating Income to Net Income for purposes of the discussions that follow (millions):

	Year Ended December 31,
	2006	2005	% Change

Operating Income before Depreciation and Amortization	$10,941	$7,112	54%
Depreciation	(2,974)	(2,541)	17%
Amortization	(605)	(587)	3%

Operating Income	7,362	3,984	85%
Interest expense, net	(1,675)	(1,266)	32%
Other income, net	1,139	1,125	1%
Minority interest expense, net	(375)	(244)	54%

Income before income taxes, discontinued operations and cumulative effect of accounting change	6,451	3,599	79%
Income tax provision	(1,337)	(1,051)	27%

Income before discontinued operations and cumulative effect of accounting change	5,114	2,548	101%
Discontinued operations, net of tax	1,413	123	NM
Cumulative effect of accounting change, net of tax	25	—	NM

Net income	$6,552	$2,671	145%

Operating Income before Depreciation and Amortization.  Time Warner’s Operating Income before Depreciation and Amortization was $10.941 billion in 2006 compared to $7.112 billion in 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

$522 million and $2.983 billion of net expense for 2006 and 2005, respectively, Operating Income before Depreciation and Amortization increased $1.368 billion principally as a result of growth at the Cable and Networks segments, partially offset by a decline at the Filmed Entertainment and Publishing segments.

The segment variations are discussed in detail under “Business Segment Results.”

Depreciation Expense.  Depreciation expense increased to $2.974 billion in 2006 from $2.541 billion in 2005. The increase in depreciation expense primarily related to an increase at the Cable segment primarily due to the impact of the Acquired Systems and demand-driven increases in recent years of purchases of customer premise equipment, which generally have a significantly shorter useful life compared to the mix of assets previously purchased.

Amortization Expense.  Amortization expense increased to $605 million in 2006 from $587 million in 2005. The increase in amortization expense primarily related to the Cable segment driven by the amortization of intangible assets associated with customer relationships acquired as part of the Adelphia/Comcast Transactions, partially offset by a decrease at the Publishing segment as a result of certain short-lived intangibles, such as customer lists, becoming fully amortized in the latter part of 2005.

Operating Income.  Time Warner’s Operating Income increased to $7.362 billion in 2006 from $3.984 billion in 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $522 million and $2.983 billion of net expense for 2006 and 2005, respectively, Operating Income increased $917 million. This amount reflects the changes in Operating Income before Depreciation and Amortization, offset partially by the increase in depreciation expense as discussed above.

Interest Expense, Net.  Interest expense, net, increased to $1.675 billion in 2006 from $1.266 billion in 2005 reflecting higher average outstanding balances of borrowings as a result of the Company’s stock repurchase program and the Adelphia/Comcast Transactions, increased interest rates on variable rate borrowings and lower interest income on cash investments.

Other Income, Net.  Other income, net, detail is shown in the table below (millions):

	Year Ended December 31,
	2006	2005

Investment gains, net	$1,051	$1,011
Gain on WMG option	—	53
Income from equity investees	118	61
Other	(30)	—

Other income, net	$1,139	$1,125

The changes in investment gains, net, and the gain on the WMG option are discussed under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of these items, Other income, net, increased primarily due to an increase in income from equity method investees, primarily due to an increase in the profitability of TKCCP, as well as changes in the economic benefit of TWC’s partnership interest in TKCCP due to the pending dissolution of the partnership. Beginning in the third quarter of 2006, the income from TKCCP reflects 100% of the operations of the Kansas City Pool and does not reflect any of the economic benefits of the Houston Pool. In addition, it reflects the benefit from the allocation of all the TKCCP debt to the Houston Pool, which reduced interest expense for the Kansas City Pool. This increase in equity income was partially offset by the absence of Court TV equity income as a result of the consolidation of Court TV (an equity method investee of the Company through December 31, 2005) retroactive to the beginning of 2006 as a result of the Company acquiring the remaining 50% interest it did not already own in the second quarter of 2006.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Minority Interest Expense, Net.  Time Warner had $375 million of minority interest expense, net in 2006 compared to $244 million in 2005. The increase related primarily to the 5% minority interest in AOL issued to Google in the second quarter of 2006, which includes Google’s 5% share in the $769 million of gains recognized by AOL on the sales of its France and U.K. access businesses, and to larger profits recorded by the Cable segment, in which Comcast had an effective 21% minority interest until the closing of the Adelphia/Comcast Transactions on July 31, 2006 and in which Adelphia received an approximate 16% minority interest upon such closing.

Income Tax Provision.  Income tax expense from continuing operations was $1.337 billion for the year ended December 31, 2006, compared to $1.051 billion for the year ended December 31, 2005. The Company’s effective tax rate for continuing operations was 21% for the year ended December 31, 2006 compared to 29% for the year ended December 31, 2005. In 2006, certain items affected the Company’s income tax provision, including the recognition of tax attribute carryforwards of approximately $1.1 billion (including approximately $660 million for the three months ended December 31, 2006, related primarily to the sale of AOL’s access businesses in the U.K. and France) and the reversal in the fourth quarter of 2006 of approximately $230 million of tax reserves associated with litigation settlements. Included in income taxes for the year ended December 31, 2005, were the favorable impact of state tax law changes in Ohio and New York, an ownership restructuring in Texas and certain other methodology changes totaling approximately $350 million (approximately $100 million for the three months ended December 31, 2005), partially offset by the establishment of approximately $230 million in tax reserves related to the non-deductibility of certain litigation settlements. Excluding these items, the effective tax rate increased for the year ended December 31, 2006, primarily due to higher taxes attributable to foreign operations.

Income before Discontinued Operations and Cumulative Effect of Accounting Change.  Income before discontinued operations and cumulative effect of accounting change was $5.114 billion in 2006 compared to $2.548 billion in 2005. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were $1.22 and $1.21 in 2006, respectively, compared to $0.55 and $0.54, respectively, in 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $74 million of income and $1.401 billion of net expense in 2006 and 2005, respectively, income before discontinued operations and cumulative effect of accounting change increased by $1.091 billion primarily due to higher Operating Income, partially offset by higher interest expense, net and higher minority interest expense, net as discussed above.

Discontinued Operations.  The financial results for the years ended December 31, 2006 and 2005 included the impact of treating the Transferred Systems, TWBG and Turner South as discontinued operations. Included in the results for 2006 are a pretax gain of approximately $165 million on the Transferred Systems and a tax benefit of approximately $807 million comprised of a tax benefit of $814 million on the Redemptions, partially offset by a provision of $7 million on the Exchange. The tax benefit of $814 million resulted primarily from the reversal of historical deferred tax liabilities that had existed on systems transferred to Comcast in the TWC Redemption. The TWC Redemption was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended; and as a result such liabilities were no longer required. However, if the IRS was successful in challenging the tax-free characterization of the TWC Redemption, an additional cash liability on account of taxes of up to an estimated $900 million could become payable by the Company. For a discussion of risks related to certain tax characterizations, see Item 1A, “Risk Factors — Risks Relating to Time Warner’s Cable Business,” in Part I of this report.

Also included in 2006 are a pretax gain of approximately $129 million and a tax benefit of $21 million related to the sale of Turner South and a pretax gain of approximately $207 million and a tax benefit of $24 million related to the sale of TWBG. The tax benefits on the TWBG and Turner South transactions resulted primarily from the release of a valuation allowance associated with tax attribute carryforwards offsetting the tax gains.

Cumulative Effect of Accounting Change, Net of Tax.  The Company recorded a benefit of $25 million, net of tax, as the cumulative effect of a change in accounting principle upon the adoption of FAS 123R in 2006, to

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are not ultimately expected to vest.

Net Income and Net Income Per Common Share.  Net income was $6.552 billion in 2006 compared to $2.671 billion in 2005. Basic and diluted net income per common share were $1.57 and $1.55, respectively, in 2006 compared to $0.57 for both in 2005.

Business Segment Results

AOL.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the years ended December 31, 2006 and 2005 are as follows (millions):

	Year Ended December 31,
	2006	2005	% Change

Revenues:
Subscription	$5,784	$6,755	(14%)
Advertising	1,886	1,338	41%
Other	196	190	3%

Total revenues	7,866	8,283	(5%)
Costs of revenues(a)	(3,673)	(3,816)	(4%)
Selling, general and administrative(a)	(2,159)	(2,598)	(17%)
Gain on disposal of consolidated businesses	771	10	NM
Asset impairments	(13)	(24)	(46%)
Restructuring costs	(222)	(10)	NM

Operating Income before Depreciation and Amortization	2,570	1,845	39%
Depreciation	(503)	(548)	(8%)
Amortization	(144)	(174)	(17%)

Operating Income	$1,923	$1,123	71%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

The reduction in Subscription revenues reflects a decline in domestic Subscription revenues (from $4.993 billion in 2005 to $4.084 billion in 2006) and a decline in Subscription revenues at AOL Europe (from $1.675 billion in 2005 to $1.632 billion in 2006). AOL’s domestic Subscription revenues declined due primarily to a decrease in the number of domestic AOL brand subscribers and related revenues. The decline in AOL Europe’s Subscription revenues was driven by a decrease in dial-up Subscription revenues, the sale of AOL’s French access business in October 2006 and the unfavorable impact of foreign currency exchange rates ($19 million), partially offset by an increase in broadband and telephony revenues.

On August 2, 2006, AOL announced that it was implementing the next phase of its business strategy, which is designed to accelerate AOL’s transition to a global web services company. A significant component of this strategy is to permit access to most of AOL’s services, including use of the AOL client software and an AOL e-mail account, without charge. Therefore, as long as an individual has a means to connect to the Internet, that person can access and use most of the AOL services for free.

AOL continues to serve customers with dial-up Internet access in the U.S. by providing dial-up connectivity to the Internet and customer service for subscribers. AOL also continues to develop and offer price plans with varying service levels. In connection with the strategy announcement, AOL implemented new $25.90 and $9.95 price plans in the U.S. with varying levels of dial-up access service, storage and other tools and services. However, AOL has

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

substantially reduced its marketing and customer service efforts previously aimed at attracting and retaining subscribers to the dial-up AOL service.

The number of AOL brand domestic and European subscribers is as follows at December 31, 2006, September 30, 2006, and December 31, 2005 (millions):

	December 31,	September 30,	December 31,
	2006	2006	2005

Subscriber category:
AOL brand domestic
$15 and over	7.8	9.6	13.7
Under $15	5.4	5.6	5.8

Total AOL brand domestic	13.2	15.2	19.5

AOL Europe	2.3	5.5	6.0

AOL includes in its subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service. Domestic subscribers to the AOL brand service include subscribers participating in introductory free-trial periods and subscribers that are paying no or reduced monthly fees through member service and retention programs. Total AOL brand domestic subscribers include free-trial and retention members of approximately 6% at both December 31, 2006 and September 30, 2006, and 11% at December 31, 2005. Individuals who have registered for the free AOL service, including subscribers who have migrated from paid subscription plans, are not included in the AOL brand domestic subscriber numbers presented above. As of December 31, 2006, AOL Europe subscriber numbers exclude subscribers in France and the U.K., as the sales of the access operations in both of these countries were completed in the fourth quarter of 2006. The remaining AOL Europe subscribers will be excluded from AOL’s subscriber numbers upon the closing of the sale of AOL’s German access business.

The average monthly Subscription revenue per subscriber (“ARPU”) for each significant category of subscribers, calculated as average monthly subscription revenue (including premium subscription services revenues) for the category divided by the average monthly subscribers in the category for the applicable period, is as follows:

	Year Ended December 31,
	2006	2005

Subscriber category:
AOL brand domestic
$15 and over	$23.00	$20.88
Under $15	12.14	13.21
Total AOL brand domestic	19.18	18.97
AOL Europe	24.49	22.01

During the second quarter of 2006, AOL improved its methodology for attributing AOL brand domestic Subscription revenues to the $15 and over per month and under $15 per month price plan categories. This methodology improvement, which resulted from better system data, had no impact on total AOL brand domestic ARPU for the year ended December 31, 2006. The impact of the improved methodology to the $15 and over per

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

month and under $15 per month subscriber categories (as reflected in the table above), as compared to the ARPU calculated for these categories under the old methodology, for the year ended December 31, 2006, is as follows:

Year Ended
December 31,
2006

Increase to $15 and over category	$0.26
(Decrease) to under $15 category	(0.48)

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

Excluding the impact of the methodology improvement discussed above, the $15 and over per month subscriber category ARPU increased $1.86 in 2006, as compared to 2005. This increase was due primarily to the price increases implemented by AOL late in the first quarter and continuing into the second quarter of 2006, including the increase in the price of the $23.90 plan to $25.90, and an increase in the percentage of revenue generating customers, partially offset by a shift in the subscriber mix to lower-priced subscriber price plans. Premium subscription services revenues included in ARPU for the year ended December 31, 2006 and 2005 were $85 million and $87 million, respectively.

Excluding the impact of the methodology improvement discussed above, the under $15 per month subscriber category ARPU decreased $0.59 in 2006 as compared to 2005. This decrease was due to a decrease in revenues generated by members on limited plans who exceeded their free time and a shift in the subscriber mix to lower-priced subscriber price plans, including the $9.95 plan, partially offset by an increase in the percentage of revenue generating customers. Premium subscription services revenues included in ARPU for the year ended December 31, 2006 and 2005 were $31 million and $32 million, respectively.

The increase in total AOL brand domestic ARPU for the year ended December 31, 2006, as compared to the similar period in the prior year, was due primarily to the price increases described above and an increase in the percentage of revenue generating customers, partially offset by a shift in the subscriber mix to lower-priced subscriber price plans. AOL brand domestic members on price plans under $15 was 41% of total AOL brand domestic membership as of December 31, 2006 as compared to 30% as of December 31, 2005.

Until the sale of AOL’s German access business is completed, AOL Europe will continue to offer a variety of price plans, including bundled broadband, unlimited access to the AOL service using AOL’s dial-up network and limited access plans, which are generally billed based on actual usage. Refer to “Recent Developments” for additional information related to the divestitures of AOL’s French and U.K. access businesses and the pending divestiture of AOL’s German access business. AOL Europe intends to operate its German access business in the normal course until the sale transaction has closed.

The ARPU for European subscribers increased for the year ended December 31, 2006 primarily due to a shift in subscriber mix from narrowband to broadband and an increase in telephony revenues. The ARPU in 2006 was negatively impacted by the effect of changes in foreign currency exchange rates and broadband price reductions in France, Germany and the U.K. due to increased competition.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

In addition to the AOL brand service, AOL has subscribers to other lower-priced services, both domestically and internationally, including the Netscape and CompuServe brands. These other brand services are not a significant source of revenues.

Advertising revenues improved for the year ended December 31, 2006, due to increased revenues from growth in sales of advertising run on third-party websites generated by Advertising.com and display and paid-search advertising on AOL’s network of interactive properties and services. Revenues generated by Advertising.com and paid-search revenues increased $196 million to $455 million and $139 million to $591 million, respectively, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Of the increase in Advertising.com revenues for the year ended December 31, 2006, approximately $122 million resulted from an expansion in the relationship with a major customer in the second quarter of 2006. AOL expects Advertising revenues to continue to increase during 2007 due to display and paid-search advertising on AOL’s network of interactive properties and services and expected growth in sales of advertising run on third-party websites generated by Advertising.com.

Other revenues primarily include revenues from licensing software for wireless devices, revenues generated by the sale of modems to customers in Europe in order to support high-speed access to the Internet, and revenues generated from mobile messaging via wireless devices utilizing AOL’s services. Other revenues increased slightly for the year ended December 31, 2006 primarily due to higher revenue at AOL Europe from increased modem sales and higher revenues from royalties associated with mobile messaging.

Costs of revenues decreased 4% and, as a percentage of revenues, was 47% in 2006 compared to 46% in 2005. The decrease in cost of revenues related primarily to lower network-related expenses and product development costs, partially offset by increases in traffic acquisition costs associated with advertising run on Advertising.com’s third-party publisher network. Network-related expenses decreased 10% to $1.163 billion in 2006 from $1.292 billion in 2005. The decline in network-related expenses was principally attributable to lower usage of AOL’s dial-up network associated with the declining dial-up subscriber base, improved pricing and network utilization and decreased levels of long-term fixed commitments. The decline in network costs was partially offset by $26 million of service credits at AOL Europe in 2005.

The decrease in selling, general and administrative expenses reflects a decrease in direct marketing costs of $503 million, primarily due to reduced subscriber acquisition marketing as part of AOL’s revised strategy, lower employee incentive compensation, including lower current year accruals due to headcount reductions and the reversal of previously established accruals that are no longer required, and other cost savings initiatives. The year ended December 31, 2005 included $23 million of benefits related to the favorable resolution of European value-added tax matters.

As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the 2006 results include $222 million in restructuring charges, primarily related to employee terminations, contract terminations, asset write-offs and facility closures, a $13 million noncash asset impairment charge related to asset writedowns and the closure of several facilities primarily as a result of AOL’s revised strategy, a $769 million gain on the sales of AOL’s French and U.K. access businesses and a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS. The 2005 results include $17 million in restructuring charges, primarily related to a reduction in headcount associated with AOL’s efforts to realign resources more efficiently, partially offset by a $7 million reduction in restructuring charges, reflecting changes in previously established restructuring accruals. In addition, the 2005 results also reflected an approximate $5 million gain on the sale of a building, a $5 million gain from the resolution of previously contingent gains related to the 2004 sale of NSS and a $24 million noncash goodwill impairment charge related to AOLA.

The increases in Operating Income before Depreciation and Amortization and Operating Income are due primarily to the gain on the sales of the French and U.K. access businesses, higher Advertising revenues and lower costs of revenues and selling, general and administrative expenses, partially offset by lower Subscription revenues

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

and higher restructuring costs. Excluding the gain on the sales of the French and U.K. access businesses, Operating Income before Depreciation and Amortization included an $82 million decline at AOL Europe in 2006 compared to 2005, reflecting a decline in revenues and higher costs, including restructuring costs. In addition, the increase in Operating Income reflected lower depreciation expense as a result of a decline in network assets due to membership declines.

In connection with AOL’s strategy, including its proactive reduction of subscriber acquisition efforts, AOL expects to continue to experience a decline in its subscribers and related Subscription revenues. In addition, in the upcoming year, AOL expects to continue to reduce its costs of revenues, such as dial-up network and customer service, and selling, general and administrative costs. The restructuring actions associated with this phase of the strategy will likely be finalized in 2007, and are expected to result in additional restructuring and related charges in 2007 ranging from $35 million to $70 million. The Company anticipates that, excluding the gains on the sales of AOL’s European access businesses, the AOL segment’s Operating Income before Depreciation and Amortization and Operating Income will increase in 2007.

As discussed in more detail in “Recent Developments,” consistent with its strategy, in October and December 2006, respectively, AOL Europe completed the sales of its French and U.K. access businesses and entered into separate agreements to provide ongoing web services, including content, e-mail and other online tools and services, to the respective purchasers of these businesses. In September 2006, AOL Europe also entered into an agreement to sell its German access business and will enter into a separate agreement to provide ongoing web services to the purchaser of this business upon the closing of the sale, which is expected to be completed in the first quarter of 2007.

As a result of the historical interdependency of AOL’s European access and audience businesses, the historic cash flows and operations of the access and audience businesses are not clearly distinguishable. Accordingly, AOL’s European access businesses have not been reflected as discontinued operations in the accompanying consolidated financial statements.

Cable.  As previously discussed, on July 31, 2006, the Company completed the Adelphia/Comcast Transactions and began consolidating the results of the Acquired Systems. The Transferred Systems have been reflected as discontinued operations for all periods presented and, accordingly, are not included in the Cable segment financial information presented below. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the years ended December 31, 2006 and 2005 are as follows (millions):

	Year Ended December 31,
	2006	2005	% Change

Revenues:
Subscription	$11,103	$8,313	34%
Advertising	664	499	33%

Total revenues	11,767	8,812	34%
Costs of revenues(a)	(5,356)	(3,918)	37%
Selling, general and administrative(a)	(2,126)	(1,529)	39%
Merger-related and restructuring costs	(56)	(42)	33%

Operating Income before Depreciation and Amortization	4,229	3,323	27%
Depreciation	(1,883)	(1,465)	29%
Amortization	(167)	(72)	132%

Operating Income	$2,179	$1,786	22%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

The components of Subscription revenues are as follows (millions):

	Year Ended December 31,
	2006	2005	% Change

Subscription revenues:
Video(a)	$7,632	$6,044	26%
High-speed data(b)	2,756	1,997	38%
Digital Phone(c)	715	272	163%

Total Subscription revenues	$11,103	$8,313	34%

(a)	Video revenues in the Acquired Systems were $1.165 billion in 2006.
(b)	High-speed data revenues in the Acquired Systems were $321 million in 2006.
(c)	Digital Phone revenues included approximately $27 million of revenues associated with subscribers acquired from Comcast who received traditional, circuit-switched telephone service in 2006. As of December 31, 2006, Digital Phone service was only available on a limited basis in portions of the Acquired Systems. TWC continues to provide traditional, circuit-switched services to those subscribers and will continue to do so for some period of time, while simultaneously marketing Digital Phone to those customers. After some period of time, TWC intends to discontinue the circuit-switched offering in accordance with regulatory requirements, at which time the only voice services provided by TWC in those systems will be Digital Phone service.

As previously reported, Adelphia and Comcast employed methodologies that differed slightly from those used by TWC to determine subscriber numbers. As of September 30, 2006, TWC had converted subscriber numbers for most of the Acquired Systems to TWC’s methodology. During the fourth quarter of 2006, TWC completed the conversion of such data, which resulted in a reduction of approximately 46,000 basic video subscribers in the Acquired Systems. Subscriber numbers are as follows (thousands):

	Consolidated Subscribers			Managed Subscribers(a)
	as of December 31,			as of December 31,
	2006	2005	% Change	2006	2005	% Change

Subscribers:
Basic video(b)	12,614	8,603	47%	13,402	9,384	43%
Digital video(c)	6,938	4,294	62%	7,270	4,595	58%
Residential high-speed data(d)	6,270	3,839	63%	6,644	4,141	60%
Commercial high-speed data(d)	230	169	36%	245	183	34%
Digital Phone(e)	1,719	913	88%	1,860	998	86%

(a)	Managed subscribers include TWC’s consolidated subscribers and subscribers in the Kansas City Pool of TKCCP that TWC received on January 1, 2007 in the TKCCP asset distribution. Starting January 1, 2007, subscribers in the Kansas City Pool will be included in consolidated subscriber results. Refer to “Recent Developments” for further discussion.
(b)	Basic video subscriber numbers reflect billable subscribers who receive basic video service.
(c)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service via digital technology.
(d)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(e)	Digital Phone subscriber numbers reflect billable subscribers who receive IP-based telephony service. Digital Phone subscribers exclude subscribers acquired from Comcast in the Exchange who receive traditional, circuit-switched telephone service (which totaled approximately 106,000 consolidated subscribers at December 31, 2006).

Subscription revenues increased, driven by the impact of the Acquired Systems, the continued penetration of advanced services (primarily high-speed data services, digital video services and Digital Phone), video price increases and growth in basic video subscriber levels in the Legacy Systems. Aggregate revenues associated with TWC’s digital video services, including digital tiers, Pay-Per-View, VOD, SVOD and DVRs, increased 41% to $1.027 billion in 2006 from $727 million in 2005. Strong growth rates for high-speed data service and Digital Phone revenues are expected to continue into 2007.

Advertising revenues increased as a result of the Acquired Systems, primarily due to growth in local and national advertising. Advertising revenues in the Acquired Systems were $137 million in 2006.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Costs of revenues increased 37%, and, as a percentage of revenues, were 46% in 2006 compared to 44% in 2005. The increase in costs of revenues is primarily related to the impact of the Acquired Systems as well as increases in video programming costs, employee costs and Digital Phone costs. The increase in costs of revenues as a percentage of revenues reflects the items noted above and lower margins for the Acquired Systems. Video programming costs increased 34% to $2.523 billion in 2006 due primarily to the impact of the Acquired Systems, higher sports network programming costs, the increase in video subscribers and non-sports-related contractual rate increases. Employee costs increased primarily due to the impact of the Acquired Systems, salary increases and higher headcount resulting from the roll-out of advanced services, partially offset by an approximate $32 million benefit (with an additional approximate $8 million benefit recorded in selling, general and administrative expenses) related to both changes in estimates and a correction of prior period medical benefit accruals. Digital Phone costs increased approximately $187 million to $309 million primarily due to growth in Digital Phone subscribers.

The increase in selling, general and administrative expenses is primarily the result of higher employee, marketing and other administrative costs due to the impact of the Acquired Systems, increased headcount and higher costs resulting from the continued roll-out of advanced services and salary increases.

As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” during 2006 and 2005 the Cable segment expensed non-capitalizable merger-related and restructuring costs associated with the Adelphia/Comcast Transactions of approximately $38 million and $8 million, respectively. Such costs are expected to continue into 2007. In addition, the results for 2006 include approximately $18 million of other restructuring costs, primarily due to a reduction in headcount resulting from continuing efforts to reorganize TWC’s operations in a more efficient manner. The results for 2005 included $35 million of restructuring costs, primarily associated with the early retirement of certain senior executives and the closing of several local news channels, partially offset by a $1 million reduction in restructuring charges, reflecting changes in previously established restructuring accruals. These restructuring activities are part of TWC’s broader plans to simplify its organizational structure and enhance its customer focus. TWC is in the process of executing these initiatives and expects to incur additional costs as these plans continue to be implemented throughout 2007.

Operating Income before Depreciation and Amortization increased principally as a result of the impact of the Acquired Systems and revenue growth (particularly growth in high margin high-speed data revenues), partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above.

Operating Income increased primarily due to the increase in Operating Income before Depreciation and Amortization described above, partially offset by an increase in depreciation expense and amortization expense. Depreciation expense increased primarily due to the impact of the Acquired Systems and demand-driven increases in recent years of purchases of customer premise equipment, which generally has a significantly shorter useful life compared to the mix of assets previously purchased. Amortization expense increased as a result of the amortization of intangible assets associated with customer relationships acquired as part of the Adelphia/Comcast Transactions.

As a result of the impact of the Adelphia Acquisition and the consolidation of TKCCP, beginning January 1, 2007, the Company anticipates that Operating Income before Depreciation and Amortization and Operating Income will increase during 2007. Refer to Note 2 in the accompanying consolidated financial statements for certain pro forma information presenting the Company’s financial results as if the Adelphia/Comcast Transactions had occurred on January 1, 2005 and selected operating statement information for the Kansas City Pool for the years ended December 31, 2006 and 2005.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Filmed Entertainment.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the years ended December 31, 2006 and 2005 are as follows (millions):

	Year Ended December 31,
	2006	2005	% Change

Revenues:
Subscription	$14	$—	NM
Advertising	23	4	NM
Content	10,314	11,704	(12%)
Other	274	216	27%

Total revenues	10,625	11,924	(11%)
Costs of revenues(a)	(7,973)	(9,091)	(12%)
Selling, general and administrative(a)	(1,511)	(1,574)	(4%)
Gain on sale of assets	—	5	NM
Restructuring costs	(5)	(33)	(85%)

Operating Income before Depreciation and Amortization	1,136	1,231	(8%)
Depreciation	(139)	(121)	15%
Amortization	(213)	(225)	(5%)

Operating Income	$784	$885	(11%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

Content revenues include theatrical product (which is content made available for initial airing in theaters), television product (which is content made available for initial airing on television), and consumer products and other. The components of Content revenues for the years ended December 31, 2006 and 2005 are as follows (millions):

	Year Ended December 31,
	2006	2005	% Change

Theatrical product:
Theatrical film	$1,363	$1,868	(27%)
Television licensing	1,716	1,791	(4%)
Home video	3,026	3,709	(18%)

Total theatrical product	6,105	7,368	(17%)
Television product:
Television licensing	2,747	2,658	3%
Home video	971	1,188	(18%)

Total television product	3,718	3,846	(3%)
Consumer products and other	491	490	—

Total Content revenues	$10,314	$11,704	(12%)

The decline in theatrical film revenues was due primarily to difficult comparisons to 2005, which included a greater number of box office hits, including Harry Potter and the Goblet of Fire, Charlie and the Chocolate Factory, Batman Begins and Wedding Crashers, compared to the 2006 releases of Superman Returns, Happy Feet and The Departed. The decrease in theatrical product revenues from television licensing primarily related to the timing and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

quantity of availabilities in 2005, including the first three Harry Potter films and other significant titles. Home video sales of theatrical product declined primarily due to difficult comparisons to 2005, which included a greater number of significant home video releases, including The Polar Express, Batman Begins and Charlie and the Chocolate Factory, as well as the release of Harry Potter and the Prisoner of Azkaban in most international territories. Home video releases in 2006 included Harry Potter and the Goblet of Fire, Superman Returns and Wedding Crashers.

License fees from television product increased primarily due to higher revenue from international television syndication availabilities. The decline in home video sales of television product reflects difficult comparisons to the prior year, which included a greater number of significant titles released in this format, including Friends and Seinfeld.

The decrease in costs of revenues resulted primarily from lower film costs ($4.673 billion in 2006 compared to $5.359 billion in 2005) and lower advertising and print costs resulting from the quantity and mix of films released. Included in film costs are pre-release theatrical valuation adjustments, which increased to $257 million in 2006 from $192 million in 2005. Costs of revenues as a percentage of revenues was 75% and 76% in 2006 and 2005, respectively, reflecting the quantity and mix of product released.

Selling, general and administrative expenses decreased primarily due to lower distribution fees and the impact of cost saving initiatives.

As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” 2006 results include $5 million of restructuring charges as a result of changes in estimates of previously established restructuring accruals. In addition, the 2005 results include approximately $33 million of restructuring charges, primarily related to a reduction in headcount associated with efforts to reorganize resources more efficiently and a $5 million gain related to the sale of property in California.

Operating Income before Depreciation and Amortization and Operating Income decreased due to a decline in revenues, discussed above, partially offset by a decline in costs of revenues and selling, general and administrative expenses. Operating Income before Depreciation and Amortization and Operating Income in 2006 reflects a benefit of $42 million from the sale of certain international film rights.

The Company anticipates declines in Operating Income before Depreciation and Amortization and Operating Income at the Filmed Entertainment segment in the first half of 2007 compared to the same period in 2006, reflecting difficult comparisons, primarily related to theatrical product, which will be offset by growth in the second half of 2007.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Networks.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the years ended December 31, 2006 and 2005 are as follows (millions):

	Year Ended December 31,
	2006	2005	% Change

Revenues:
Subscription	$5,868	$5,370	9%
Advertising	3,182	3,071	4%
Content	1,092	1,022	7%
Other	131	107	22%

Total revenues	10,273	9,570	7%
Costs of revenues(a)	(4,975)	(4,692)	6%
Selling, general and administrative(a)	(1,958)	(1,934)	1%
Asset impairments	(200)	—	NM
Shutdown and restructuring costs	(114)	(4)	NM

Operating Income before Depreciation and Amortization	3,026	2,940	3%
Depreciation	(286)	(238)	20%
Amortization	(17)	(23)	(26%)

Operating Income	$2,723	$2,679	2%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

As previously discussed in “Recent Developments,” on May 12, 2006, the Company acquired the remaining 50% interest in Court TV that it did not already own from Liberty for $697 million in cash, net of cash acquired. As permitted by GAAP, Court TV results have been consolidated retroactive to the beginning of 2006. During 2006, Court TV contributed revenues of $253 million and Operating Income of $31 million to the Networks segment.

The increase in Subscription revenues was due primarily to higher subscription rates, an increase in the number of subscribers at Turner and HBO and the impact of the Court TV acquisition. Included in the 2005 results was a $22 million benefit from the resolution of certain contractual agreements at Turner.

The increase in Advertising revenues was driven primarily by the impact of the Court TV acquisition ($164 million) and higher CPMs (advertising cost per thousand viewers) and sellouts across Turner’s other networks, partially offset by a decline at The WB Network as a result of lower ratings and the shutdown of the network on September 17, 2006.

The increase in Content revenues was primarily due to HBO’s domestic cable television sale of The Sopranos, partially offset by lower syndication sales of Sex and the City and the absence of licensing revenues from Everybody Loves Raymond, which ended its broadcast network run in 2005.

Costs of revenues increased 6%, and, as a percentage of revenues, were 48% and 49% in 2006 and 2005, respectively. The increase in costs of revenues was primarily attributable to an increase in programming costs. Programming costs increased 5% to $3.453 billion in 2006 from $3.302 billion in 2005. The increase in programming expenses was primarily due to the impact of the Court TV acquisition, including a write-off of approximately $19 million associated with the termination of certain programming arrangements, higher original and acquired programming costs at Turner and HBO and an increase in sports programming costs, particularly related to NBA programming at Turner, partially offset by a decline in programming costs at The WB Network as a result of the shutdown of the network on September 17, 2006.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Selling, general and administrative expenses increased slightly primarily due to the impact of the Court TV acquisition, partially offset by decreases at The WB Network as a result of the shutdown of the network on September 17, 2006.

As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” the 2006 results include The WB Network shutdown costs of $114 million, including $87 million related to the termination of certain programming arrangements (primarily licensed movie rights), $6 million related to employee terminations and $21 million related to contractual settlements. Included in the costs to terminate programming arrangements is $47 million of costs related to terminating intercompany programming arrangements with other Time Warner divisions (e.g., New Line) that have been eliminated in consolidation, resulting in a net charge related to programming arrangements of $40 million. The 2006 results also include a noncash impairment charge of approximately $200 million to reduce the carrying value of The WB Network’s goodwill. Refer to “Recent Developments” for further discussion.

Operating Income before Depreciation and Amortization and Operating Income increased primarily due to an increase in revenues, partially offset by the noncash impairment charge to reduce the carrying value of The WB Network’s goodwill, the shutdown costs at The WB Network and higher costs of revenues, as described above.

Publishing.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the years ended December 31, 2006 and 2005 are as follows (millions):

	Year Ended December 31,
	2006	2005	% Change

Revenues:
Subscription	$1,615	$1,633	(1%)
Advertising	2,879	2,828	2%
Content	81	95	(15%)
Other	674	722	(7%)

Total revenues	5,249	5,278	(1%)
Costs of revenues(a)	(2,100)	(2,125)	(1%)
Selling, general and administrative(a)	(2,019)	(2,012)	—
Gain on sale of assets	5	8	(38%)
Restructuring costs	(45)	(28)	61%

Operating Income before Depreciation and Amortization	1,090	1,121	(3%)
Depreciation	(115)	(125)	(8%)
Amortization	(64)	(93)	(31%)

Operating Income	$911	$903	1%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

Subscription revenues declined slightly primarily as a result of the unfavorable effects of foreign currency exchange rates at IPC and the closure of Teen People in September 2006.

Advertising revenues increased due primarily to growth in online Advertising revenues, partially offset by a decrease in print Advertising revenues. Online Advertising revenues increased, reflecting contributions from CNNMoney.com, SI.com and People.com. Print Advertising revenues decreased, reflecting declines at several magazines, partially offset by contributions from the August 2005 acquisition of Grupo Editorial Expansión (“GEE”), higher Advertising revenues at certain magazines, including People and Real Simple, and improved contributions from recent magazine launches.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Other revenues decreased due primarily to declines at Synapse, a subscription marketing business, Southern Living At Home and licensing revenues from AOL.

Costs of revenues decreased 1% and, as a percentage of revenues, were 40% for both 2006 and 2005. Costs of revenues for the magazine publishing business include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased 1% to $1.842 billion in 2006 primarily due to editorial-related and print cost savings. The decrease in costs of revenues was partially offset by increased costs associated with investments in digital properties.

Selling, general and administrative expenses remained essentially flat primarily due to an increase in advertising and marketing costs, principally related to the inclusion of GEE and costs associated with the investment in digital properties, partially offset by cost savings initiatives, the favorable effects of foreign currency exchange rates at IPC and the closure of Teen People.

As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” the 2006 results include $45 million of restructuring costs, primarily associated with continuing efforts to streamline operations and a $5 million gain on the sale of a non-strategic magazine title. In January 2007, Time Inc. further reduced headcount, which will result in additional restructuring charges ranging from $20 million to $30 million. The 2005 results reflect an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability, and approximately $28 million of restructuring costs, primarily related to a reduction in headcount associated with efforts to reorganize resources more efficiently.

Operating Income before Depreciation and Amortization decreased primarily due to a decline in revenues and an increase in restructuring charges of $17 million, partially offset by a decrease in costs of revenues. Additionally, Operating Income before Depreciation and Amortization reflects $31 million of lower start-up losses on magazine launches for 2006.

Operating Income increased slightly primarily due to a decline in amortization expense as a result of certain short-lived intangibles, such as customer lists, becoming fully amortized in the latter part of 2005, partially offset by amortization from certain indefinite-lived trade names being assigned a finite life beginning in the first quarter of 2006 and the decline in Operating Income before Depreciation and Amortization discussed above.

As discussed in “Recent Developments,” on January 25, 2007, the Company announced an agreement with Bonnier to sell Time Inc.’s Parenting and Time4 Media magazine groups, consisting of 18 of Time Inc.’s smaller niche magazines. The transaction, which is subject to customary closing conditions, is expected to close in the first quarter of 2007. For the year ended December 31, 2006, the Parenting and Time4 Media magazine groups had revenues and Operating Income of approximately $260 million and $20 million, respectively.

As discussed in “Recent Developments,” on March 31, 2006, the Company sold TWBG to Hachette for $524 million in cash, resulting in a pretax gain of approximately $207 million after taking into account selling costs and working capital adjustments. TWBG has been reflected as discontinued operations for all periods presented.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Corporate.  Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the years ended December 31, 2006 and 2005 are as follows (millions):

	Year Ended December 31,
	2006	2005	% Change

Amounts related to securities litigation and government investigations	$(705)	$(2,865)	(75%)
Selling, general and administrative(a)	(406)	(474)	(14%)
Gain on sale of assets	20	—	NM
Restructuring costs	(5)	—	NM

Operating Loss before Depreciation and Amortization	(1,096)	(3,339)	(67%)
Depreciation	(48)	(44)	9%

Operating Loss	$(1,144)	$(3,383)	(66%)

(a)	Selling, general and administrative expenses exclude depreciation.

As previously discussed, the Company recognized legal and other professional fees, including legal reserves, related to the SEC and DOJ investigations into certain of the Company’s historical accounting and disclosure practices and the defense of various shareholder lawsuits totaling $762 million and $3.071 billion in 2006 and 2005, respectively. In addition, the Company recognized insurance recoveries of $57 million and $206 million in 2006 and 2005, respectively. Legal and other professional fees are expected to continue to be incurred in future periods.

As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the 2006 results include approximately $5 million of restructuring costs and a gain of approximately $20 million on the sale of two aircraft.

Excluding the items discussed above, Operating Loss before Depreciation and Amortization and Operating Loss decreased due primarily to decreased compensation costs, including equity-based compensation expense, and a tax credit, which was not income tax related.

2005 vs. 2004

Consolidated Results

Revenues.  The components of revenues are as follows (millions):

	Year Ended December 31,
	2005	2004	% Change

Subscription	$21,581	$21,027	3%
Advertising	7,564	6,904	10%
Content	12,075	11,904	1%
Other	1,181	1,158	2%

Total revenues	$42,401	$40,993	3%

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

The increase in Content revenues was principally due to increases at the Filmed Entertainment and Networks segments. The increase at the Filmed Entertainment segment was driven by increases in both theatrical and television product revenues. The increase at the Networks segment was due primarily to HBO’s broadcast syndication sales of Sex and the City and, to a lesser extent, increases in other ancillary sales of HBO’s original programming, partially offset by lower licensing revenue at HBO associated with fewer episodes of Everybody Loves Raymond. In addition, the increase in Content revenues was partially offset by the absence of the winter sports teams at Turner, which were sold at the end of the first quarter of 2004.

Each of the revenue categories is discussed in greater detail by segment in the “Business Segment Results.”

Costs of Revenues.  For 2005 and 2004, costs of revenues totaled $24.408 billion and $23.856 billion, respectively, and as a percentage of revenues were 58% in each year. As a percentage of revenues, improved margins at the AOL and Networks segments were offset by a decrease in margin at the Filmed Entertainment segment. The segment variations are discussed in detail in “Business Segment Results.”

Selling, General and Administrative Expenses.  For 2005 and 2004, selling, general and administrative expenses decreased less than 1% to $10.439 billion in 2005 from $10.445 billion in 2004 primarily from decreases at segments other than the Cable, Filmed Entertainment and Networks segments. The segment variations are discussed in detail in “Business Segment Results.”

Amounts Related to Securities Litigation and Government Investigations.  As previously discussed in “Recent Developments — Amounts Related to Securities Litigation,” results for the year ended December 31, 2005 include $3 billion in legal reserves related to securities litigation. During the year ended December 31, 2004, the Company established $510 million in legal reserves related to the government investigations. In addition, the Company has incurred legal and other professional fees related to the SEC and DOJ investigations into the Company’s accounting and disclosure practices and the defense of various shareholder lawsuits totaling $71 million and $74 million in 2005 and 2004, respectively. In addition, the Company realized insurance recoveries of $206 million and $48 million in 2005 and 2004, respectively. In December 2005, the Company recognized a $185 million settlement on directors and officers insurance policies related to the securities and derivative action matters (other than the actions alleging violations of ERISA) (Note 1).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Reconciliation of Operating Income before Depreciation and Amortization to Operating Income.

The following table reconciles Operating Income before Depreciation and Amortization to Operating Income. In addition, the table provides the components from Operating Income to Net Income for purposes of the discussions that follow (millions):

	Year Ended December 31,
	2005	2004	% Change

Operating Income before Depreciation and Amortization	$7,112	$8,573	(17%)
Depreciation	(2,541)	(2,456)	3%
Amortization	(587)	(615)	(5%)

Operating Income	3,984	5,502	(28%)
Interest expense, net	(1,266)	(1,533)	(17%)
Other income, net	1,125	522	116%
Minority interest expense, net	(244)	(201)	21%

Income before income taxes, discontinued operations and cumulative effect of accounting change	3,599	4,290	(16%)
Income tax provision	(1,051)	(1,450)	(28%)

Income before discontinued operations and cumulative effect of accounting change	2,548	2,840	(10%)
Discontinued operations, net of tax	123	234	(47%)
Cumulative effect of accounting change, net of tax	—	34	NM

Net income	$2,671	$3,108	(14%)

Operating Income before Depreciation and Amortization.  Time Warner’s Operating Income before Depreciation and Amortization decreased 17% to $7.112 billion in 2005 from $8.573 billion in 2004. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $2.983 billion and $575 million of net expense for 2005 and 2004, respectively, Operating Income before Depreciation and Amortization increased $947 million (or 10%) principally as a result of growth at all segments except for the Filmed Entertainment segment.

The segment variations are discussed in detail under “Business Segment Results.”

Depreciation Expense.  Depreciation expense increased to $2.541 billion in 2005 from $2.456 billion in 2004. The increase in depreciation expense primarily related to the Cable segment, partially offset by a decrease at the AOL segment. The increase in depreciation expense at the Cable segment reflects continued higher spending on customer premise equipment that is depreciated over a shorter useful life compared to the mix of assets previously purchased. The decrease in depreciation expense at the AOL segment relates primarily to a decline in network assets as a result of membership declines.

Amortization Expense.  Amortization expense decreased to $587 million in 2005 from $615 million in 2004. The decrease relates primarily to a decline in amortization expense at the Publishing segment as a result of certain short-lived intangibles, such as customer lists, becoming fully amortized beginning in the latter part of 2004.

Operating Income.  Time Warner’s Operating Income decreased to $3.984 billion in 2005 from $5.502 billion in 2004. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $2.983 billion and $575 million of net expense for 2005 and 2004, respectively, Operating Income improved $890 million primarily as a result of the improvement in Operating Income before Depreciation and Amortization, offset partially by the increase in depreciation expense as discussed above.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Interest Expense, Net.  Interest expense, net, decreased to $1.266 billion in 2005 from $1.533 billion in 2004 due primarily to lower average net debt levels and higher interest rates on cash investments.

Other Income, Net.  Other income, net, detail is shown in the table below (millions):

	Year Ended December 31,
	2005	2004

Investment gains, net	$1,011	$424
Net gain on WMG option	53	50
Income from equity investees	61	36
Other	—	12

Other income, net	$1,125	$522

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

Minority Interest Expense, Net.  Time Warner had $244 million of minority interest expense in 2005 compared to $201 million in 2004. The increase relates primarily to larger profits recorded by TWC, in which Comcast had a minority interest in 2005 and 2004.

Income Tax Provision.  Income tax expense was $1.051 billion in 2005 compared to $1.450 billion in 2004. The Company’s effective tax rate was 29% and 34% in 2005 and 2004, respectively. The change in the effective tax rate is primarily a result of the favorable impact of state tax law changes in Ohio and New York, an ownership restructuring in Texas and certain other methodology changes, partially offset by the non-deductible expenses related to a portion of the settlement reserve for the securities litigation in 2005 compared with the nondeductible expenses related to a portion of the SEC and DOJ settlements in 2004.

The state law changes relate to the method of taxation in Ohio and the method of apportionment in New York. In Ohio, the income tax is being phased-out and replaced with a gross receipts tax, while in New York the methodology for income apportionment is changing over time to a single receipts factor from a three factor formula. These tax law changes resulted in a reduction in certain deferred tax liabilities related to these states. Accordingly, the Company has recognized these reductions as noncash tax benefits totaling approximately $247 million for Ohio and New York State in the second quarter of 2005. In addition, an ownership restructuring of the Company’s partnership interests in Texas and certain methodology changes resulted in a reduction of deferred state tax liabilities. The Company has also recognized this reduction as a noncash tax benefit of approximately $100 million in the fourth quarter of 2005.

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

Income before Discontinued Operations and Cumulative Effect of Accounting Change.  Income before discontinued operations and cumulative effect of accounting change was $2.548 billion in 2005 compared to $2.840 billion in 2004. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were $0.55 and $0.54, respectively, in 2005, compared to $0.62 and $0.60, respectively, in 2004. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $1.401 billion and $174 million of net expense in 2005 and 2004, respectively, Income before discontinued operations and cumulative effect of accounting change improved by $935 million primarily due to higher Operating Income, lower interest expense and the change in income tax provision as discussed above.

Discontinued Operations, Net of Tax.  The financial results for 2005 and 2004 include the impact of presenting TWBG, Turner South and the Transferred Systems as discontinued operations. Included in the 2005 results are income (losses) of $44 million, ($3) million and $82 million from the operations of TWBG, Turner South and the Transferred Systems, respectively. Included in the 2004 results are income of $20 million, $1 million and $79 million from the operations of TWBG, Turner South and the Transferred Systems, respectively. Also included in 2004 results are a pretax loss of $10 million and a tax benefit of $126 million, from the operations of the Warner Music Group business.

Cumulative Effect of Accounting Change, Net of Tax.  The Company recorded a $34 million benefit, net of tax, as a cumulative effect of accounting change upon the consolidation of AOLA in 2004 in accordance with FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities.

Net Income and Net Income Per Common Share.  Net income was $2.671 billion in 2005 compared to $3.108 billion in 2004. Basic and diluted net income per common share were both $0.57 in 2005, compared to $0.68 and $0.66, respectively, in 2004. Net income includes the items previously addressed under “Income before Discontinued Operations and Cumulative Effect of Accounting Change,” Discontinued operations, net of tax, and the Cumulative effect of accounting change, net of tax.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Business Segment Results

AOL.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the years ended December 31, 2005 and 2004 are as follows (millions):

	Year Ended December 31,
	2005	2004	% Change

Revenues:
Subscription	$6,755	$7,477	(10%)
Advertising	1,338	1,005	33%
Other	190	210	(10%)

Total revenues	8,283	8,692	(5%)
Costs of revenues(a)	(3,816)	(4,246)	(10%)
Selling, general and administrative(a)	(2,598)	(2,759)	(6%)
Gain on disposal of consolidated businesses	10	20	(50%)
Asset impairments	(24)	(10)	140%
Restructuring costs	(10)	(50)	(80%)

Operating Income before Depreciation and Amortization	1,845	1,647	12%
Depreciation	(548)	(652)	(16%)
Amortization	(174)	(176)	(1%)

Operating Income	$1,123	$819	37%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

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

In 2005, the largest component of the AOL brand domestic $15 and over price plans was the $23.90 price plan, which provided unlimited access to the AOL service using AOL’s dial-up network and unlimited usage of the AOL service through any other Internet connection. The largest component of the AOL brand domestic under $15 price plans was the $14.95 per month price plan, which included ten hours of dial-up access and unlimited usage of the AOL service through an Internet connection not provided by AOL, such as a high-speed broadband Internet connection via cable or digital subscriber lines.

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

AOL Europe offered a variety of price plans, including bundled broadband, unlimited access to the AOL service using AOL’s dial-up network and limited access plans, which are generally billed based on actual usage.

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

Advertising revenues improved primarily due to increased revenues from sales of advertising run on third-party websites generated by Advertising.com, which was acquired in August 2004, and growth in paid-search and display advertising. Advertising.com contributed $259 million and $97 million of revenues for the year ended December 31, 2005 and 2004, respectively. Paid-search revenues increased $116 million during 2005.

Other revenues primarily included software licensing revenue, revenue from providing the Cable segment access to the AOL Transit Data Network (“ATDN”) for high-speed access to the Internet and the sale of modems to consumers in order to support high-speed access to the Internet. Other revenues decreased slightly due primarily to a $32 million decrease in ATDN revenue from TWC, reflecting lower pricing under the terms of a new agreement and lower network usage, partially offset by revenue at AOL Europe primarily from increased modem sales.

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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Cable.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the years ended December 31, 2005 and 2004 are as follows (millions):

	Year Ended December 31,
	2005	2004	% Change

Revenues:
Subscription	$8,313	$7,377	13%
Advertising	499	484	3%

Total revenues	8,812	7,861	12%
Costs of revenues(a)	(3,918)	(3,456)	13%
Selling, general and administrative(a)	(1,529)	(1,450)	5%
Merger-related and restructuring costs	(42)	—	NM

Operating Income before Depreciation and Amortization	3,323	2,955	12%
Depreciation	(1,465)	(1,329)	10%
Amortization	(72)	(72)	—

Operating Income	$1,786	$1,554	15%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

The components of Subscription revenues are as follows (millions):

	Year Ended December 31,
	2005	2004	% Change

Subscription revenues:
Video services	$6,044	$5,706	6%
High-speed data	1,997	1,642	22%
Digital Phone	272	29	NM

Total Subscription revenues	$8,313	$7,377	13%

Subscriber results are as follows (thousands):

	Consolidated Subscribers			Managed Subscribers(a)
	as of December 31			as of December 31
	2005	2004	% Change	2005	2004	% Change

Subscribers:
Basic video(b)	8,603	8,561	0.5%	9,384	9,336	0.5%
Digital video(c)	4,294	3,773	14%	4,595	4,067	13%
Residential high-speed data(d)	3,839	3,126	23%	4,141	3,368	23%
Commercial high-speed data(d)	169	140	21%	183	151	21%
Digital Phone(e)	913	180	NM	998	206	NM

(a)	Managed subscribers include TWC’s consolidated subscribers and subscribers in the Kansas City Pool of TKCCP that TWC received on January 1, 2007 in the TKCCP asset distribution. Starting January 1, 2007, subscribers in the Kansas City Pool will be included in consolidated subscriber results. Refer to “Recent Developments” for further discussion.
(b)	Basic video subscriber numbers reflect billable subscribers who receive basic video service.
(c)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service via digital technology.
(d)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(e)	Digital Phone subscriber numbers reflect billable subscribers who receive IP-based telephony service.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Subscription revenues increased due to the continued penetration of advanced services (primarily high-speed data, advanced digital video services and Digital Phone) and video rate increases.

The increase in Advertising revenues is due to growth in national advertising driven by growth in both the rates and volume of advertising spots sold, partly offset by a decrease in local advertising as a result of a decline in political advertising.

Costs of revenues increased 13% and, as a percentage of revenues, were 44% for both 2005 and 2004. The increase in costs of revenues was primarily related to increases in video programming costs, higher employee costs and an increase in Digital Phone costs. Video programming costs increased 11% to $1.889 billion in 2005 due primarily to contractual rate increases across TWC’s programming line-up and the ongoing deployment of new digital video services. Employee costs increased primarily due to salary increases and higher headcount resulting from the roll-out of advanced services. Digital Phone costs increased approximately $108 million due to the growth in Digital Phone subscribers.

The increase in selling, general and administrative expenses was primarily the result of higher employee and administrative costs due to salary increases and higher headcount resulting from the continued roll-out of advanced services, partially offset by $34 million of costs incurred in 2004 in connection with the settlement of certain joint venture disputes.

As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” during 2005, the Cable segment expensed approximately $8 million of non-capitalizable merger-related costs associated with the Adelphia Acquisition and the Exchange. In addition, the 2005 results include approximately $35 million of restructuring costs, primarily associated with the early retirement of certain senior executives and the closing of several local news channels, partially offset by a $1 million reduction in restructuring charges, reflecting changes in previously established restructuring accruals. These charges are part of TWC’s broader plans to simplify its organizational structure and enhance its customer focus.

Operating Income before Depreciation and Amortization increased principally as a result of revenue growth (particularly high margin high-speed data revenues), offset in part by higher costs of revenues, selling, general and administrative expenses and the merger-related and restructuring charges discussed above.

Operating Income increased due primarily to the increase in Operating Income before Depreciation and Amortization described above, offset in part by an increase in depreciation expense. Depreciation expense increased $136 million due primarily to the continued higher spending on customer premise equipment in recent years, which generally has a significantly shorter useful life compared to the mix of assets previously purchased.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Filmed Entertainment.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the years ended December 31, 2005 and 2004 are as follows (millions):

	Year Ended December 31,
	2005	2004	% Change

Revenues:
Advertising	$4	$10	(60%)
Content	11,704	11,628	1%
Other	216	215	—

Total revenues	11,924	11,853	1%
Costs of revenues(a)	(9,091)	(8,942)	2%
Selling, general and administrative(a)	(1,574)	(1,507)	4%
Gain on sale of assets	5	—	NM
Restructuring costs	(33)	—	NM

Operating Income before Depreciation and Amortization	1,231	1,404	(12%)
Depreciation	(121)	(104)	16%
Amortization	(225)	(213)	6%

Operating Income	$885	$1,087	(19%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

Content revenues increased slightly during 2005 as a result of increases from both content made available for initial airing in theaters (“theatrical product”) and content made available for initial airing on television (“television product”). The components of Content revenues are as follows (millions):

	Year Ended December 31,
	2005	2004	% Change

Theatrical product:
Theatrical film	$1,868	$1,982	(6%)
Television licensing	1,791	1,621	10%
Home video	3,709	3,730	(1%)

Total theatrical product	7,368	7,333	—
Television product:
Television licensing	2,658	3,033	(12%)
Home video	1,188	778	53%

Total television product	3,846	3,811	1%
Consumer product and other	490	484	1%

Total Content revenues	$11,704	$11,628	1%

The decrease in theatrical film revenues reflects difficult comparisons to the prior year, which included the success of Harry Potter and the Prisoner of Azkaban and Troy and international overages associated with The Lord of the Rings: The Return of the King, partially offset by the 2005 success of Harry Potter and the Goblet of Fire, Charlie and the Chocolate Factory, Batman Begins and Wedding Crashers, among others. The increase in theatrical product revenues from television licensing primarily related to international availabilities, including a greater number of significant titles in 2005. Home video sales of theatrical product reflect key 2005 releases, including The

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Polar Express, Harry Potter and the Prisoner of Azkaban in most international territories, Batman Begins, Charlie and the Chocolate Factory and Troy, which were comparable to the 2004 key home video releases, including The Lord of the Rings: The Return of the King, Elf, The Matrix Revolutions, The Last Samurai and the primarily domestic release of Harry Potter and the Prisoner of Azkaban.

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

The increase in costs of revenues resulted primarily from higher home video manufacturing and freight costs related to increased volume and an increase in the ratio of higher cost television product, as well as higher advertising and print costs resulting from the quantity and mix of films released, offset partially by lower film costs ($5.359 billion in 2005 compared to $5.870 billion in 2004). Included in film costs are theatrical valuation adjustments, which declined from $215 million in 2004 to $192 million in 2005. Costs of revenues as a percentage of revenues increased to 76% for 2005 from 75% for 2004, due to the quantity and mix of product released.

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

Networks.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the years ended December 31, 2005 and 2004 are as follows (millions):

	Year Ended December 31,
	2005	2004	% Change

Revenues:
Subscription	$5,370	$5,030	7%
Advertising	3,071	2,882	7%
Content	1,022	982	4%
Other	107	128	(16%)

Total revenues	9,570	9,022	6%
Costs of revenues(a)	(4,692)	(4,570)	3%
Selling, general and administrative(a)	(1,934)	(1,794)	8%
Loss on sale of assets	—	(7)	NM
Restructuring costs	(4)	—	NM

Operating Income before Depreciation and Amortization	2,940	2,651	11%
Depreciation	(238)	(212)	12%
Amortization	(23)	(21)	10%

Operating Income	$2,679	$2,418	11%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

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

Costs of revenues increased 3% and, as a percentage of revenues, were 49% and 51% in 2005 and 2004, respectively. The increase in costs of revenues was primarily attributable to an increase in programming costs and higher costs associated with increased ancillary sales of HBO’s original programming, partially offset by lower costs related to the absence of the winter sports teams due to their sale in March 2004. Programming costs increased to $3.302 billion in 2005 from $3.179 billion in 2004. The increase in programming expenses was primarily due to an increase in original series costs, sports programming costs and news costs at Turner, partially offset by lower acquired programming costs at The WB Network.

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

As discussed in “Significant Transactions and Other Items Affecting Comparability,” 2005 results included $4 million of restructuring costs at The WB Network, primarily related to a reduction in headcount associated with efforts to reorganize its resources more efficiently, and 2004 results included an approximate $7 million loss on the sale of the winter sports teams at Turner.

Operating Income before Depreciation and Amortization and Operating Income increased during 2005 primarily due to an increase in revenues, partially offset by higher costs of revenues and selling, general and administrative expenses, as described above.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Publishing.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the years ended December 31, 2005 and 2004 are as follows (millions):

	Year Ended December 31,
	2005	2004	% Change

Revenues:
Subscription	$1,633	$1,615	1%
Advertising	2,828	2,693	5%
Content	95	88	8%
Other	722	693	4%

Total revenues	5,278	5,089	4%
Costs of revenues(a)	(2,125)	(2,000)	6%
Selling, general and administrative(a)	(2,012)	(2,023)	(1%)
Gain on sale of assets	8	8	—
Restructuring costs	(28)	—	NM

Operating Income before Depreciation and Amortization	1,121	1,074	4%
Depreciation	(125)	(116)	8%
Amortization	(93)	(133)	(30%)

Operating Income	$903	$825	9%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

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

Costs of revenues increased 6% and, as a percentage of revenues, were 40% and 39% in 2005 and 2004, respectively. Costs of revenues for the magazine publishing business include manufacturing (paper, printing and distribution) and editorial-related costs, which together increased 7% to $1.865 billion primarily due to magazine launch-related costs, the acquisitions of GEE and the remaining interest in the publisher of Essence and increases in paper prices.

Selling, general and administrative expenses decreased 1% primarily due to cost reduction efforts and the absence of costs associated with the sponsorship and coverage of the 2004 Summer Olympics, partially offset by magazine launch-related costs and the acquisitions of GEE and the remaining interest in the publisher of Essence.

As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” 2005 results reflect an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability, and approximately $28 million of restructuring costs, primarily related to a reduction in headcount associated with efforts to reorganize resources more efficiently. The 2004 results reflect an $8 million gain on the sale of a building.

Operating Income before Depreciation and Amortization increased primarily due to an increase in revenues, partially offset by higher costs of revenues, including $12 million of higher start-up losses on magazine launches.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Operating Income improved, benefiting from a decline in amortization expense as a result of certain short-lived intangibles, such as customer lists, becoming fully amortized in the latter part of 2004. As a result of increased competition related to certain magazine titles, certain indefinite lived trade name intangibles were assigned a finite life and began to be amortized starting January 2006.

Corporate.  Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the years ended December 31, 2005 and 2004 are as follows (millions):

	Year Ended December 31,
	2005	2004	% Change

Amounts related to securities litigation and government investigations	$(2,865)	$(536)	NM
Selling, general and administrative(a)	(474)	(593)	(20%)

Operating Loss before Depreciation and Amortization	(3,339)	(1,129)	NM
Depreciation	(44)	(43)	2%

Operating Loss	$(3,383)	$(1,172)	NM

(a)	Selling, general and administrative expenses exclude depreciation.

As previously discussed, the 2005 results include $3 billion in legal reserves related to securities litigation. The 2004 results include $510 million in legal reserves related to the government investigations. The Company also incurred legal and other professional fees related to the SEC and DOJ investigations into the Company’s accounting and disclosure practices and the defense of various securities litigation matters ($71 million and $74 million in 2005 and 2004, respectively). In addition, the Company realized insurance recoveries of $206 million and $48 million in 2005 and 2004, respectively. As discussed under “Recent Developments” above, in December 2005, the Company recognized a $185 million settlement on directors and officers insurance policies related to securities and derivative action matters (other than the actions alleging violations of ERISA) (Note 1).

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

Excluding the items discussed above, Operating Loss before Depreciation and Amortization and Operating Loss decreased for the year ended December 31, 2005, due primarily to lower equity-based compensation expense and lower insurance costs, including a $29 million adjustment to increase self insurance reserves taken in 2004, partially offset by higher compensation, professional fees and financial advisory services costs.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to Time Warner from existing credit agreements and the capital markets should be sufficient to fund its capital and liquidity needs for the foreseeable future, including the quarterly dividend payments and the completion of its common stock repurchase program. Time Warner’s sources of cash include cash provided by operations, expected proceeds from recently announced sales of assets, cash and equivalents on hand and available borrowing capacity under its committed credit facilities and commercial paper programs of $5.615 billion at Time Warner and $2.747 billion at TWC, in each case as of December 31, 2006. TWC increased the size of its unsecured commercial paper program from $2.0 billion to $6.0 billion in the fourth quarter of 2006, and Time Warner increased the size of its unsecured commercial paper program from $5.0 billion to $7.0 billion in January 2007. In addition, in the fourth quarter of 2006, Time Warner completed a registered offering

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

of $5.0 billion in aggregate principal amount of debt securities with maturities ranging from three to 30 years. The proceeds of the offering were used to refinance indebtedness under Time Warner’s commercial paper program and for general corporate purposes, including repurchases of Time Warner’s common stock.

Current Financial Condition

At December 31, 2006, Time Warner had $34.997 billion of debt, $1.549 billion of cash and equivalents (net debt of $33.448 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable preferred membership units at a subsidiary and $60.389 billion of shareholders’ equity, compared to $20.330 billion of debt, $4.220 billion of cash and equivalents (net debt of $16.110 billion) and $65.105 billion of shareholders’ equity at December 31, 2005.

With the closing of the Adelphia Acquisition, the Redemptions and the purchases under the common stock repurchase program, the Company’s outstanding debt increased substantially during 2006. Accordingly, cash paid for interest is expected to continue to negatively impact cash provided by operating activities.

The following table shows the significant items contributing to the increase in net debt and mandatorily redeemable preferred membership units from December 31, 2005 to December 31, 2006 (millions):

Balance at December 31, 2005	$16,110
Cash provided by operations	(8,598)
Proceeds from the repayment by Comcast of TKCCP debt owed to TWE-A/N	(631)
Proceeds from the issuance of a 5% equity interest by AOL	(1,000)
Proceeds from the sales of AOL’s French and U.K. access businesses	(836)
Proceeds from the sale of the Company’s interest in Time Warner Telecom	(800)
Proceeds from the sale of Time Warner Book Group	(524)
Proceeds from the sale of Turner South	(371)
Proceeds from the sale of Theme Parks	(191)
Proceeds from exercise of stock options	(698)
Capital expenditures and product development costs from continuing operations	4,085
Capital expenditures and product development costs from discontinued operations	56
Dividends paid to common stockholders	876
Repurchases of common stock	13,660
Redemption of Comcast’s interests in TWC and TWE	2,004
Cash used for the Adelphia Acquisition and the Exchange(a)	9,080
Acquisition of the remaining interest in Court TV, net of cash acquired	697
Acquisition of the remaining interest in Synapse	140
Investment in Wireless Joint Venture	633
All other, net	(244)

Balance at December 31, 2006(b)	$33,448

(a)	Included in the cash used for the Adelphia Acquisition and the Exchange is cash paid at closing of $8.935 billion, a contractual closing adjustment of $67 million and other transaction-related costs of $78 million paid in 2006.
(b)	Included in the net debt and mandatorily redeemable preferred membership units balance is approximately $218 million that represents the net unamortized fair value adjustment recognized as a result of the merger of AOL and Historic TW.

As noted in “Recent Developments,” Time Warner’s Board of Directors has authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases is based on a number of factors, including price and business and market conditions. The Company purchased approximately $15.9 billion of its common stock under the program through the end of 2006. At existing price levels, the Company intends to continue purchases under its stock repurchase program within its stated objective of maintaining a net debt-to-Operating Income before Depreciation and Amortization ratio, as defined, of approximately 3-to-1 and expects it will complete the program during the first half of 2007. From the program’s inception through February 22, 2007, the Company repurchased approximately 953 million shares of common stock for approximately $17.3 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including approximately 208 million shares of common stock for approximately $3.6 billion purchased under the prepaid stock repurchase contracts discussed in the following paragraph.

In May 2006, in connection with the Company’s stock repurchase program, the Company entered into prepaid stock repurchase contracts with a number of counterparties that provided for repurchases to be effected over a three-month period, or longer, depending on the share price of the Company’s common stock. In connection with entering into the prepaid stock repurchase contracts, the Company made an aggregate payment of approximately $3.6 billion and received shares of the Company’s common stock at the end of each repurchase contract term at prices based on a formula that was expected to deliver an effective average repurchase price per share below the volume weighted-average price of the common stock over the term of the relevant contract. The majority of the $3.6 billion prepayment was funded through borrowings under the Company’s revolving credit facility and/or commercial paper programs. Through August 4, 2006, the Company repurchased approximately 208 million shares of common stock for approximately $3.6 billion, which completed the purchases under the prepaid stock repurchase contracts.

On July 31, 2006, TW NY, a subsidiary of TWC, acquired assets of Adelphia for a combination of cash and stock of TWC, Comcast’s interests in TWC and TWE were redeemed, and TW NY exchanged certain cable systems with subsidiaries of Comcast. For additional details, see “Recent Developments.”

In connection with the closing of the Adelphia Acquisition, TW NY paid approximately $8.9 billion in cash, after giving effect to certain purchase price adjustments, that was funded by an intercompany loan from TWC and the proceeds of the private placement issuance by TW NY of $300 million of non-voting Series A Preferred Membership Units with a mandatory redemption date of August 1, 2013 and a cash dividend rate of 8.21% per annum. The intercompany loan was financed by borrowings under the Cable Revolving Facility and the Cable Term Facilities described below, and the issuance of TWC commercial paper. In connection with the redemption of Comcast’s interest in TWC, Comcast received 100% of the capital stock of a subsidiary of TWC holding both cable systems and approximately $1.9 billion in cash that was funded through the issuance of TWC commercial paper and borrowings under the Cable Revolving Facility. In addition, in connection with the redemption of Comcast’s interest in TWE, Comcast received 100% of the equity interests in a subsidiary of TWE holding both cable systems and approximately $147 million in cash that was funded by the repayment of a pre-existing loan TWE had made to TWC (which repayment TWC funded through the issuance of commercial paper and borrowings under the Cable Revolving Facility). Following these transactions, TW NY also exchanged certain cable systems with subsidiaries of Comcast and TW NY paid Comcast approximately $67 million for certain adjustments related to the Exchange. For more information on TWC’s credit facilities and commercial paper program, see “Bank Credit Agreements and Commercial Paper Programs.”

TWC is a participant in a wireless spectrum joint venture with several other cable companies and Sprint Nextel Corporation (“Sprint”) (the “Wireless Joint Venture”), which was a winning bidder in an FCC auction of certain advanced wireless spectrum licenses. In 2006, TWC paid approximately $633 million related to its investment in the Wireless Joint Venture. The licenses were awarded to the Wireless Joint Venture on November 29, 2006. There can be no assurance that the venture will develop mobile and related services or, if developed, that such services will be successful.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

On April 15, 2006, Time Warner’s 6.125% notes due April 15, 2006 (aggregate principal of $1.0 billion) matured and were retired and on August 15, 2006, Time Warner Companies, Inc.’s 8.11% debentures due August 15, 2006 (aggregate principal of $546 million) matured and were retired.

On October 2, 2006, TWC received approximately $630 million from Comcast for the repayment of debt owed by TKCCP to TWE-A/N that had been allocated to the Houston Pool. See “Recent Developments” for additional details.

As noted in “Recent Developments,” on January 25, 2007, the Company announced an agreement with Bonnier to sell Time Inc.’s Parenting Group and Time4 Media magazine groups, consisting of 18 of Time Inc.’s smaller niche magazines. The transaction, which is subject to customary closing conditions, is expected to close in the first quarter of 2007. For the year ended December 31, 2006, Parenting and Time4 Media had revenues and Operating Income of approximately $260 million and $20 million, respectively.

As noted in “Recent Developments,” on January 15, 2007, AOL announced a cash tender offer to acquire all outstanding shares of TradeDoubler AB (“TradeDoubler”), a European provider of online marketing and sales solutions. If AOL were to acquire all of the outstanding shares of TradeDoubler, the total value of the proposed transaction would be approximately $900 million. The price offered for the outstanding shares is denominated in Swedish Kronor and, as a result, the U.S. dollar amount of the transaction is subject to change as a result of fluctuation in the exchange rates. The completion of the offer is subject to the condition that at least 90% of TradeDoubler’s outstanding shares are tendered in the offer (which condition may be waived by AOL) as well as other customary closing conditions. If the tender offer is successfully completed, AOL’s purchase of TradeDoubler shares pursuant to the offer is expected to occur in the first half of 2007.

As noted in “Recent Developments,” on December 14, 2006, Turner announced an agreement with Claxson to purchase seven pay television networks currently operating in Latin America for approximately $235 million (net of cash acquired). The transaction, which is subject to customary closing conditions, is expected to close in the first half of 2007.

As noted in “Recent Developments,” on September 17, 2006, the Company announced an agreement to sell AOL’s German access business to Telecom Italia S.p.A. for approximately $870 million in cash (subject to a working capital adjustment), and to enter into a separate agreement to provide ongoing web services to Telecom Italia S.p.A. upon the closing of the sale. The Company expects to record a pretax gain on this sale of approximately $700 million. The contractual sales price and the related gain for the transaction are denominated in Euros and, as a result, the U.S. dollar amounts presented are subject to change as a result of fluctuation in the exchange rates. The transaction, which is subject to customary closing conditions, is expected to close in the first quarter of 2007. Accordingly, the assets and liabilities of AOL’s German access business of $219 million and $97 million, respectively, have been reflected as assets and liabilities held for sale as of December 31, 2006 and included in Prepaid expenses and other current assets and Other current liabilities, respectively, in the accompanying consolidated balance sheet.

Cash Flows

Cash and equivalents decreased to $1.549 billion as of December 31, 2006, from $4.220 billion as December 31, 2005. Components of these changes are discussed in more details in the pages that follow.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Operating Activities

Details of cash provided by operations are as follows (millions):

	Year Ended December 31,
	2006	2005	2004

Operating Income before Depreciation and Amortization	$10,941	$7,112	$8,573
Amounts related to securities litigation and government investigations:
Net expenses	705	2,865	536
Cash payments, net of recoveries	(344)	(2,754)	(236)
Noncash asset impairments	213	24	10
Net interest payments(a)	(1,695)	(1,304)	(1,578)
Net income taxes paid(b)	(531)	(404)	(376)
Noncash equity-based compensation	263	356	574
Net cash flows from discontinued operations(c)	127	290	401
Merger-related and restructuring payments, net of accruals(d)	(85)	5	(40)
Domestic pension plan contributions	(120)	(181)	(358)
All other, net, including other working capital changes	(876)	(1,132)	(952)

Cash provided by operations	$8,598	$4,877	$6,554

(a)	Includes interest income received of $135 million, $230 million and $94 million in 2006, 2005 and 2004, respectively.
(b)	Includes income tax refunds received of $34 million, $82 million and $107 million in 2006, 2005 and 2004, respectively.
(c)	Reflects net income from discontinued operations of $1.413 billion, $123 million and $234 million in 2006, 2005 and 2004, respectively, net of noncash gains and expenses and working capital-related adjustments of $(1.286) billion in 2006 and $167 million in both 2005 and 2004.
(d)	Includes payments for restructuring and merger-related costs and payments for certain other merger-related liabilities, net of accruals.

Cash provided by operations increased to $8.598 billion in 2006 compared to $4.877 billion in 2005. The increase in cash provided by operations was related primarily to a reduction in payments made in connection with the settlements in the securities litigation and the government investigations, an increase in Operating Income before Depreciation and Amortization and a decrease in cash used for working capital. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The change in working capital between periods primarily reflects higher cash collections on receivables, and the timing of accounts payable and accrual payments.

Cash provided by operations decreased to $4.877 billion in 2005 compared to $6.554 billion in 2004. The decrease in cash provided by operations was related primarily to a decrease in Operating Income before Depreciation and Amortization, payments made in settling securities litigation and government investigations, an increase in cash used for working capital and a reduction in cash relating to discontinued operations. These decreases were partially offset by lower domestic pension plan contributions in 2005. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The change in working capital between periods primarily reflects the timing of accounts payable and accrual payments, partially offset by higher cash collections on receivables.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Investing Activities

Details of cash used by investing activities are as follows (millions):

	Year Ended December 31,
	2006	2005	2004

Investments and acquisitions, net of cash acquired:
Adelphia Acquisition and the Exchange(a)	$(9,080)	$—	$—
Redemption of Comcast’s interests in TWC and TWE	(2,004)	—	—
Court TV	(697)	—	—
Wireless Joint Venture	(633)	—	—
Synapse(b)	(140)	—	(120)
Essence	—	(129)	—
Advertising.com	—	—	(445)
Consolidation of AOLA(c)	—	—	33
All other	(390)	(502)	(341)
Investments and acquisitions from discontinued operations	(1)	(49)	(4)
Capital expenditures and product development costs from continuing operations	(4,085)	(3,102)	(2,868)
Capital expenditures and product development costs from discontinued operations	(56)	(144)	(156)
Proceeds from the sale of other available-for-sale securities	44	51	57
Proceeds from the sale of the Company’s interest in Google	—	940	195
Proceeds from the issuance of a 5% equity interest by AOL	1,000	—	—
Proceeds from the sale of the Company’s interest in Time Warner Telecom	800	—	—
Proceeds from the sales of AOL’s French and U.K. access businesses	836	—	—
Proceeds from the sale of Time Warner Book Group	524	—	—
Proceeds from the sale of Turner South	371	—	—
Proceeds from the sale of Theme Parks	191	—	—
Proceeds from the sale of the WMG Option	—	138	—
Net proceeds from the sale of WMG(d)	—	—	2,501
Proceeds from the sale of the Company’s investment in Gateway	—	—	280
Proceeds from the sale of the Company’s investments in VIVA and VIVA Plus	—	—	134
Proceeds from the repayment by Comcast of TKCCP debt owed to TWE-A/N	631	—	—
All other investment and asset sale proceeds	217	301	231

Cash used by investing activities	$(12,472)	$(2,496)	$(503)

(a)	Included in the cash used for the Adelphia Acquisition and the Exchange is cash paid at closing of $8.935 billion, a contractual closing adjustment of $67 million and other transaction-related costs of $78 million paid in 2006.
(b)	Represents purchase of remaining interest in Synapse.
(c)	Represents cash balance of AOLA upon consolidation.
(d)	Represents $2.6 billion of proceeds received from the sale of WMG, less certain working capital adjustments.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Cash used by investing activities increased to $12.472 billion in 2006 compared to $2.496 billion in 2005. The increase in cash used by investing activities is primarily due to the Adelphia Acquisition and the Exchange, the Redemptions, an increase in capital expenditures and product development costs, principally at the Company’s Cable segment, and the purchase of the remaining 50% interest in Court TV that the Company did not already own, partially offset by an increase in proceeds from the sales of assets.

Cash used by investing activities increased to $2.496 billion in 2005 compared to $503 million in 2004. The increase in cash used by investing activities is primarily due to lower proceeds from the sales of assets and an increase in capital expenditures and product development costs, principally at the Company’s Cable segment, partially offset by lower investments and acquisitions.

Financing Activities

Details of cash provided (used) by financing activities are as follows (millions):

	Year Ended December 31,
	2006	2005	2004

Borrowings	$18,332	$6	$1,320
Issuance of mandatorily redeemable preferred membership units by a subsidiary	300	—	—
Debt repayments	(3,651)	(1,950)	(4,523)
Debt repayments from discontinued operations	—	(45)	—
Proceeds from exercise of stock options	698	307	353
Excess tax benefit on stock options	116	88	63
Principal payments on capital leases	(86)	(118)	(190)
Repurchases of common stock	(13,660)	(2,141)	—
Dividends paid	(876)	(466)	—
Other financing activities	30	19	25

Cash provided (used) by financing activities	$1,203	$(4,300)	$(2,952)

Cash provided by financing activities was $1.203 billion in 2006 compared to cash used by financing activities of $4.300 billion in 2005. The change in cash provided (used) by financing activities is primarily due to the increase in borrowings related to the Adelphia/Comcast Transactions offset by repurchases of common stock made in connection with the Company’s common stock repurchase program and dividends paid to common stockholders in 2006.

Cash used by financing activities was $4.300 billion in 2005 compared to $2.952 billion in 2004. The increase in cash used by financing activities is due principally to repurchases of common stock made in connection with the Company’s common stock repurchase program and dividends paid to common stockholders in 2005, partially offset by lower incremental debt repayments in 2005.

Capital Expenditures and Product Development Costs

Time Warner’s total capital expenditures and product development costs were $4.141 billion in 2006 compared to $3.246 billion in 2005 and $3.024 billion in 2004. Capital expenditures and product development costs from continuing operations were $4.085 billion in 2006 compared to $3.102 billion in 2005 and $2.868 billion in 2004. The majority of capital expenditures and product development costs relate to the Company’s Cable segment, as discussed below.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

The Cable segment’s capital expenditures from continuing operations include the following major categories (millions):

	Year Ended December 31,
	2006	2005	2004

Cable Segment Capital Expenditures from Continuing Operations
Customer premise equipment(a)	$1,125	$805	$656
Scalable infrastructure(b)	568	325	184
Line extensions(c)	280	235	218
Upgrades/rebuilds(d)	151	113	126
Support capital(e)	594	359	375

Total	$2,718	$1,837	$1,559

(a)	Represents costs incurred in the purchase and installation of equipment that resides at a customer’s home for the purpose of receiving/sending video, high-speed data and/or Digital Phone signals. Such equipment typically includes digital converters, remote controls, high-speed data modems, telephone modems and the costs of installing such equipment for new customers. Customer premise equipment also includes materials and labor incurred to install the “drop” cable that connects a customer’s home to the closest point of the main distribution network.
(b)	Represents costs incurred in the purchase and installation of equipment that controls signal reception, processing and transmission throughout TWC’s distribution network, as well as controls and communicates with the equipment residing at a customer’s home. Also included in scalable infrastructure is certain equipment necessary for content aggregation and distribution (VOD equipment) and equipment necessary to provide certain video, high-speed data and Digital Phone product features (voicemail, e-mail, etc.).
(c)	Represents costs incurred to extend TWC’s distribution network into a geographic area previously not served. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable and certain electronic equipment.
(d)	Represents costs incurred to upgrade or replace certain existing components or an entire geographic area of TWC’s distribution network. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable and certain electronic equipment.
(e)	Represents all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer equipment, office equipment, furniture and fixtures, tools and test equipment and software.

TWC incurs expenditures associated with the construction of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs include direct material, labor and overhead and interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. With respect to certain customer premise equipment, which includes converters and cable modems, TWC capitalizes installation charges only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided, generally using the straight-line method, over their estimated useful lives. For converters and modems, the useful life is 3 to 4 years, and, for plant upgrades, the useful life is up to 16 years.

In connection with the Adelphia/Comcast Transactions, TW NY acquired significant amounts of property, plant and equipment, which were recorded at their estimated fair values. The remaining useful lives assigned to such assets were generally shorter than the useful lives assigned to comparable new assets, to reflect the age, condition and intended use of the acquired property, plant and equipment.

The increase in capital expenditures in 2006 is primarily associated with capital expenditures associated with the integration of the Acquired Systems, the continued roll-out of TWC’s advanced digital services, including Digital Phone services, and continued growth in high-speed data services.

As a result of the Adelphia/Comcast Transactions, the Company has made and anticipates continuing to make significant capital expenditures over the next 12 to 24 months related to the continued integration of the Acquired Systems, including improvements to plant and technical performance and upgrading system capacity, which will allow TWC to offer its advanced services and features in the Acquired Systems. The Company estimates that these expenditures will range from approximately $450 million to $550 million (including amounts incurred during

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

2006). The Company does not believe that these expenditures will have a material negative impact on its liquidity or capital resources.

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Available Committed Financial Capacity

At December 31, 2006, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $45.165 billion. Of this committed capacity, $9.911 billion was available to fund future obligations and $34.997 billion was outstanding as debt. (Refer to Note 8 to the accompanying consolidated financial statements for more details on outstanding debt.) At December 31, 2006, total committed capacity, outstanding letters of credit, unamortized discount on commercial paper, outstanding debt and total unused capacity were as follows:

			Unamortized
			Discount on		Unused
	Committed	Letters of	Commercial	Outstanding	Committed
	Capacity	Credit(a)	Paper	Debt(b)	Capacity(c)
	(millions)

Cash and equivalents	$1,549	$—	$—	$—	$1,549
Bank credit agreement and commercial paper programs	21,000	237	20	12,381	8,362
Floating-rate public debt	2,000	—	—	2,000	—
Fixed-rate public debt(c)	20,285	—	—	20,285	—
Other fixed-rate obligations(d)	331	—	—	331	—

Total	$45,165	$237	$20	$34,997	$9,911

(a)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(b)	Represents principal amounts adjusted for fair value adjustments, premiums and discounts.
(c)	The Company has classified $1.546 billion in debt of Time Warner due in 2007 as long-term in the accompanying consolidated balance sheet to reflect management’s ability and intent to refinance the obligation on a long-term basis. Such debt refinancing will be from unused committed capacity of the Company’s bank credit agreements.
(d)	Includes debt due within one year of $64 million, which primarily relates to capital lease obligations.

Bank Credit Agreements and Commercial Paper Programs

In the first quarter of 2006, Time Warner and TWC entered into $21.0 billion of bank credit agreements, which consist of an amended and restated $7.0 billion five-year revolving credit facility at Time Warner, an amended and restated $6.0 billion five-year revolving credit facility at TWC (including $2.0 billion of increased commitments), a new $4.0 billion five-year term loan facility at TWC, and a new $4.0 billion three-year term loan facility at TWC. Collectively, these facilities refinanced $11.0 billion of previously existing committed bank financing, while the $2.0 billion increase in the TWC revolving credit facility and the $8.0 billion of new TWC term loan facilities were used to finance, in part, the cash portions of the Adelphia/Comcast Transactions. As discussed below, the increase in the revolving credit facility and the two term loan facilities at TWC became effective concurrent with the closing of the Adelphia Acquisition, and the term loans were fully utilized at that time.

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

Borrowings under the TW Facility bear interest at a rate determined by the credit rating of Time Warner, which rate was LIBOR plus 0.27% per annum as of December 31, 2006. In addition, the Borrowers are required to pay a facility fee on the aggregate commitments under the TW Facility at a rate determined by the credit rating of Time Warner, which rate was 0.08% per annum as of December 31, 2006. The Borrowers also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the TW Facility if and when such amounts exceed 50% of the aggregate commitments thereunder.

The TW Facility provides same-day funding and multi-currency capability, and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The TW Facility contains a maximum leverage ratio covenant of 4.5 times the consolidated EBITDA of Time Warner. The terms and related financial metrics associated with the leverage ratio are defined in the TW Facility agreement. At December 31, 2006, the Company was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreement, of approximately 2.8 times. The TW Facility does not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. Borrowings may be used for general corporate purposes, and unused credit is available to support borrowings by Time Warner under its commercial paper program. As of December 31, 2006, there were no loans outstanding, $78 million in outstanding face amount of letters of credit were issued under the TW Facility, and approximately $1.304 billion of commercial paper issued by Time Warner was supported by the TW Facility. The Company’s unused committed capacity as of December 31, 2006, excluding the unused committed capacity of TWC, was $7.113 billion, net of $3 million unamortized discount on commercial paper and including $1.498 billion of cash and equivalents.

TWC Credit Agreements

Following the financing transactions described above, TWC has a $6.0 billion senior unsecured five-year revolving credit facility with a maturity date of February 15, 2011 (the “Cable Revolving Facility”). This represents a refinancing of TWC’s previous $4.0 billion of revolving bank commitments with a maturity date of November 23, 2009, plus an increase of $2.0 billion effective concurrent with the closing of the Adelphia Acquisition. Also effective concurrent with the closing of the Adelphia Acquisition are two $4.0 billion term loan facilities (the “Cable Term Facilities” and, collectively with the Cable Revolving Facility, the “Cable Facilities”) with maturity dates of February 24, 2009 and February 21, 2011, respectively. TWE is no longer a borrower in respect of any of the Cable Facilities, although TWE and TW NY Cable Holding Inc. (“TWNYCH”) guarantee the obligations of TWC under the Cable Facilities. As of December 31, 2006, there were borrowings of $8.0 billion outstanding under the Cable Term Facilities.

On October 18, 2006, TWNYCH executed and delivered unconditional guaranties of the obligations of TWC under the Cable Facilities. In addition, contemporaneously with the completion by Time Warner NY Cable LLC (“TW NY”) of the TWE GP Transfer described below, TW NY was released from its guaranties of TWC’s obligations under the Cable Facilities in accordance with the terms of the Cable Facilities. In addition, following the adoption of the amendments to the TWE Indenture pursuant to the Eleventh Supplemental Indenture described below, the guaranties previously provided by American Television and Communications Corporation (“ATC”) and Warner Communications Inc. (“WCI”) of TWC’s obligations under the Cable Facilities were automatically terminated in accordance with the terms of the Cable Facilities.

Borrowings under the Cable Revolving Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.27% per annum as of December 31, 2006. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Cable Revolving Facility at a rate determined by the credit rating of TWC, which rate was 0.08% per annum as of December 31, 2006. TWC may also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the Cable Revolving Facility if and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

when such amounts exceed 50% of the aggregate commitments thereunder. Borrowings under the Cable Term Facilities bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.40% per annum as of December 31, 2006. In addition, TWC paid a facility fee on the aggregate commitments under the Cable Term Facilities for the period prior to the closing of the Adelphia Acquisition at a rate of 0.08% per annum.

The Cable Revolving Facility provides same-day funding capability and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The Cable Facilities contain a maximum leverage ratio covenant of 5.0 times the consolidated EBITDA of TWC. The terms and related financial metrics associated with the leverage ratio are defined in the Cable Facility agreements. At December 31, 2006, TWC was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreements, of approximately 3.3 times. The Cable Facilities do not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in the financial condition or results of operations of Time Warner or TWC. Borrowings under the Cable Revolving Facility may be used by TWC for general corporate purposes, and unused credit is available to support borrowings by TWC under its commercial paper program. Borrowings under the Cable Facilities were used to finance in part the cash portions of the Adelphia/Comcast Transactions. As of December 31, 2006, there were borrowings of $925 million and letters of credit totaling $159 million outstanding under the Cable Revolving Facility, and approximately $2.152 billion of commercial paper issued by TWC was supported by the Cable Revolving Facility. TWC’s unused committed capacity as of December 31, 2006 was $2.798 billion, net of $17 million unamortized discount on commercial paper and including $51 million of cash and equivalents.

Commercial Paper Programs

On January 25, 2007, Time Warner entered into a $7.0 billion unsecured commercial paper program (the “New TW Program”) that replaced its previous $5.0 billion unsecured commercial paper program (the “Prior TW Program”). The obligations of Time Warner under the New TW Program are guaranteed by TW AOL Holdings Inc. (“TW AOL”) and Historic TW. In addition, the obligations of Historic TW are guaranteed by Turner and Time Warner Companies, Inc. Proceeds from the New TW Program may be used for general corporate purposes, including investments, repayment of debt and acquisitions. Commercial paper issued by Time Warner is supported by the unused committed capacity of the $7.0 billion TW Facility. As of December 31, 2006, there was no commercial paper outstanding under the New TW Program and there was approximately $1.304 billion of commercial paper outstanding under the Prior TW Program, which was terminated in February 2007 upon repayment of the last amounts issued under the Prior TW Program.

On December 4, 2006, TWC entered into a $6.0 billion unsecured commercial paper program (the “New TWC Program”) that replaced its previous $2.0 billion commercial paper program (the “Prior TWC Program”). TWC’s obligations under the New TWC Program are guaranteed by TWNYCH and TWE, both subsidiaries of TWC, while TWC’s obligations under the Prior TWC Program were guaranteed by ATC and WCI (both subsidiaries of the Company but not of TWC) and TWE. Commercial paper issued by TWC under the New TWC Program is supported by the unused committed capacity of the Cable Revolving Facility. The commercial paper issued under the New TWC Program ranks pari passu with TWC’s, TWE’s and TWNYCH’s other unsecured senior indebtedness.

No new commercial paper was issued under the Prior TWC Program after December 4, 2006, and the Prior TWC Program was terminated on February 14, 2007, upon the repayment of the last remaining notes issued thereunder. As of December 31, 2006, there was approximately $1.500 billion of commercial paper outstanding under the New TWC Program and approximately $652 million of commercial paper outstanding under the Prior TWC Program.

TWE Bond Indenture

Pursuant to the Ninth Supplemental Indenture to the indenture (the “TWE Indenture”) governing $3.2 billion of notes issued by TWE (the “TWE Bonds”), TW NY, a subsidiary of TWC and a successor in interest to Time

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Warner NY Cable Inc., agreed to waive, for so long as it remained a general partner of TWE, the benefit of certain provisions in the TWE Indenture which provided that it would not have any liability for the TWE Bonds as a general partner of TWE (the “TW NY Waiver”). On October 18, 2006, TW NY contributed all of its general partnership interests in TWE to TWE GP Holdings LLC, its wholly owned subsidiary (the “TWE GP Transfer”), and, as a result, the TW NY Waiver, by its terms, ceased to be in effect. In addition, on October 18, 2006, TWC, together with TWE, TWNYCH, certain other subsidiaries of the Company and The Bank of New York, as Trustee, entered into the Tenth Supplemental Indenture to the TWE Indenture. Pursuant to the Tenth Supplemental Indenture to the TWE Indenture, TWNYCH fully, unconditionally and irrevocably guaranteed the payment of principal and interest on the TWE Bonds.

On October 19, 2006, TWE commenced a consent solicitation to amend the TWE Indenture to simplify the guaranty structure of the TWE Bonds and to amend TWE’s reporting obligations under the TWE Indenture. On November 2, 2006, the consent solicitation was completed, and TWE, TWC, TWNYCH and The Bank of New York, as Trustee, entered into the Eleventh Supplemental Indenture to the TWE Indenture, which (i) amended the guaranty of the TWE Bonds previously provided by TWC to provide a direct guaranty of the TWE Bonds by TWC, rather than a guaranty of the TW Partner Guaranties (as defined below), (ii) terminated the guaranties (the “TW Partner Guaranties”) previously provided by ATC and WCI, and (iii) amended TWE’s reporting obligations under the TWE Indenture to allow TWE to provide holders of the TWE Bonds with quarterly and annual reports that TWC (or any other ultimate parent guarantor, as described in the Eleventh Supplemental Indenture) would be required to file with the SEC pursuant to Section 13 of the Exchange Act, if it were required to file such reports with the SEC in respect of the TWE Bonds pursuant to such section of the Exchange Act, subject to certain exceptions as described in the Eleventh Supplemental Indenture.

AOL Term Loan

On April 13, 2006, TW AOL Holdings Inc., a wholly owned subsidiary of Time Warner, entered into a $500 million term loan with a maturity date of April 13, 2009 (the “AOL Facility”). Simultaneous with the Google investment of $1 billion for a 5% equity interest in AOL Holdings LLC, a subsidiary of TW AOL Holdings Inc. and the parent of AOL, the obligations under the AOL Facility were assigned by TW AOL Holdings Inc. to AOL Holdings LLC and by AOL Holdings LLC to AOL. On August 13, 2006, AOL completed the repayment in full of the AOL Facility. The AOL Facility was not guaranteed by Time Warner. The proceeds of the AOL Facility were used to pay off $500 million of the $1 billion aggregate principal amount of 6.125% Time Warner notes, which became due on April 15, 2006.

Public Debt

Time Warner and certain of its subsidiaries have various public debt issuances outstanding. At issuance, the maturities of these outstanding series of debt ranged from three to 40 years and the debt with fixed interest rates ranged from 5.50% to 10.15%. Time Warner also has $2.0 billion of public floating rate debt due in 2009. At December 31, 2006 and December 31, 2005, the total (fixed and floating rate) debt outstanding from these offerings was $22.285 billion (inclusive of the 2006 Notes discussed below) and $18.863 billion, respectively.

New Time Warner Public Debt

On November 8, 2006, Time Warner filed a shelf registration statement with the SEC that allows it to offer and sell from time to time debt securities, preferred stock, common stock and/or warrants to purchase debt and equity securities. On November 13, 2006, Time Warner issued an aggregate of $5.0 billion principal amount of debt securities under this shelf registration statement, with maturities ranging from three to 30 years (the “2006 Debt Offering”). The securities issued pursuant to the 2006 Debt Offering (the “2006 Notes”) are guaranteed, on an unsecured basis, by Historic TW and TW AOL. In addition, Turner and Time Warner Companies, Inc. have

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

guaranteed, on an unsecured basis, Historic TW’s guarantee of the securities. The 2006 Notes are comprised of the following series of notes and debentures:

$2,000,000,000 Floating Rate Notes due 2009;
$1,000,000,000 5.50% Notes due 2011;
$1,000,000,000 5.875% Notes due 2016; and
$1,000,000,000 6.50% Debentures due 2036.

The net proceeds to the Company from the 2006 Debt Offering were approximately $4.969 billion and were used to refinance indebtedness under the Prior TW Program and for general corporate purposes, including repurchases of Time Warner’s common stock.

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

The following table summarizes the Company’s other financing arrangements at December 31, 2006:

	Committed Capacity(a)	Outstanding Utilization	Unused Capacity
	(millions)

Accounts receivable securitization facilities	$805	$707	$98
Backlog securitization facility(b)	500	223	277

Total other financing arrangements	$1,305	$930	$375

(a)	Ability to use accounts receivable securitization facilities and backlog securitization facility depends on availability of qualified assets.
(b)	The outstanding utilization on the backlog securitization facility is classified as deferred revenue on the accompanying consolidated balance sheet.

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

As of December 31, 2006, and through the date of this filing, the Company was in compliance with all covenants in its bank credit agreements, public debt and financing arrangements with SPEs. Management does not

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

anticipate that the Company will have any difficulty in the foreseeable future complying with the existing covenants.

Film Sale-Leaseback Arrangements

The Company has entered into arrangements where certain film assets are sold to third-party investors that generate tax benefits to such investors that are not otherwise available to the Company. The specific forms of these transactions differ, but often are sale-leaseback arrangements with third-party SPEs owned by the respective investors. At December 31, 2006, such SPEs were capitalized with approximately $3.5 billion of debt and equity from the third-party investors. The Company does not guarantee and is not otherwise responsible for the equity and debt in these SPEs and does not participate in the profits or losses of these SPEs, but does have a performance guarantee to produce the film assets sold to these vehicles. The Company does not consolidate these SPEs. Instead, the Company accounts for these arrangements based on their substance. That is, the net benefit received by the Company from these transactions is recorded as a reduction of film costs. These transactions resulted in reductions of film costs totaling $89 million, $110 million and $135 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Film Co-Financing Arrangements

The Company enters into arrangements with third parties to jointly finance many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. In most cases, the form of the arrangement is the sale of an economic interest in a film to a joint venture investor. The Company records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, in each period the Company reflects in the income statement either a charge or benefit to reflect the estimate of the third-party investor’s interest in the profits or losses incurred on the film. Consistent with the requirements of Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”), the estimate of the third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues.

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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

The following table summarizes the Company’s aggregate contractual obligations at December 31, 2006, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

Contractual Obligations(a)	Total	2007	2008-2009	2010-2011	Thereafter
			(millions)

Outstanding debt obligations and mandatorily redeemable preferred membership units (Notes 8 and 9)	$35,106	$1,558	$6,856	$10,410	$16,282
Interest and dividends	24,284	2,271	4,153	3,183	14,677
Capital lease obligations (Note 8)	210	62	62	20	66
Operating lease obligations (Note 17)	4,776	603	1,115	900	2,158
Purchase obligations	10,863	4,151	3,218	1,709	1,785

Total contractual obligations and outstanding debt	$75,239	$8,645	$15,404	$16,222	$34,968

(a)	The table does not include the effects of certain put/call or other buy-out arrangements involving certain of the Company’s investees that are optional in nature, which are discussed in more detail in the pages that follow.

The following is a description of the Company’s material contractual obligations at December 31, 2006:

•	Outstanding debt obligations and mandatorily redeemable preferred membership units — represents the principal amounts due on outstanding debt obligations and mandatorily redeemable preferred membership units as of December 31, 2006. Amounts do not include any fair value adjustments, bond premiums, discounts, interest payments or dividends.

•	Interest and dividends — with the exception of commercial paper issued under the Company’s commercial paper programs, represents amounts based on the outstanding debt or mandatorily redeemable preferred membership units balances, respective interest or dividend rates (interest rates on variable-rate debt were held constant through maturity at the December 31, 2006 rates) and maturity schedule of the respective instruments as of December 31, 2006. With regard to commercial paper issued under the commercial paper programs, amounts assume the outstanding commercial paper and interest rates at December 31, 2006 will remain outstanding through the maturity of the respective underlying credit facility. Interest ultimately paid on these obligations may differ based on changes in interest rates for variable-rate debt, as well as any potential future refinancings entered into by the Company. See Notes 8 and 9 to the accompanying consolidated financial statements for further details.

•	Capital lease obligations — represents the minimum capital lease payments under noncancelable leases, primarily for network equipment at the AOL segment financed under capital leases.

•	Operating lease obligations — represents the minimum lease rental payments under noncancelable operating leases, primarily for the Company’s real estate and operating equipment in various locations around the world.

•	Purchase obligations — as it is used herein, a purchase obligation represents an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company expects to receive consideration (i.e., products or services) for these purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. Additionally, the Company also purchases products and services as needed, with no firm commitment. For this reason, the amounts presented in the table alone do not provide a reliable indicator of the Company’s expected future cash outflows. For purposes of identifying and accumulating purchase

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

obligations, the Company has included all material contracts meeting the definition of a purchase obligation (e.g., legally binding for a fixed or minimum amount or quantity). For those contracts involving a fixed or minimum quantity, but variable pricing, the Company has estimated the contractual obligation based on its best estimate of pricing that will be in effect at the time the obligation is incurred. Additionally, the Company has included only the obligation represented by those contracts as they existed at December 31, 2006, and did not assume renewal or replacement of the contract at the end of its term. If a contract includes a penalty for non-renewal, the Company has included that penalty, assuming it will be paid in the period after the contract term expires. If Time Warner can unilaterally terminate an agreement simply by providing a certain number of days notice or by paying a termination fee, the Company has included the amount of the termination fee or the amount that would be paid over the “notice period.” Contracts that can be unilaterally terminated without incurring a penalty have not been included.

The following table summarizes the Company’s purchase obligations at December 31, 2006:

Purchase Obligations	Total	2007	2008-2009	2010-2011	Thereafter
			(millions)

Network programming obligations(a)	$5,640	$1,746	$1,632	$1,085	$1,177
Narrowband and broadband network obligations(b)	238	181	40	4	13
Creative talent and employment agreements(c)	1,622	843	671	102	6
Obligations to purchase paper and to use certain printing facilities for the production of magazines	1,327	272	408	321	326
Obligations to certain investee companies(d)	37	37	—	—	—
Advertising, marketing and sponsorship obligations(e)	415	284	117	11	3
Obligations to purchase information technology licenses and services	301	80	98	86	37
Other, primarily general and administrative obligations(f)	1,283	708	252	100	223

Total purchase obligations	$10,863	$4,151	$3,218	$1,709	$1,785

(a)	The Networks segment enters into contracts to license sports programming to carry on its television networks. The amounts in the table represent minimum payment obligations to sports leagues (e.g., NBA, NASCAR and MLB) to air the programming over the contract period. The Networks segment also enters into licensing agreements with certain movie studios to acquire the rights to air movies that the movie studios release theatrically (“Studio Movie Deals”). The pricing structures in these contracts differ in that certain agreements can require a fixed amount per movie while others will be based on a percentage of the movie’s box office receipts (with license fees generally capped at specified amounts), or a combination of both. The amounts included herein represent obligations for movies that have been released theatrically as of December 31, 2006 and are calculated using the actual or estimated box office performance or fixed amounts, as applicable.
(b)	Narrowband and broadband network obligations relate primarily to minimum purchase commitments that AOL has with various narrowband and broadband network providers.
(c)	The Company’s commitments under creative talent and employment agreements include obligations to executives, actors, producers, authors, sports personnel and other talent under contractual arrangements, including union contracts.
(d)	Obligations to certain investee companies represent obligations to purchase additional interests in a subsidiary of the Publishing segment and fund investees within the Filmed Entertainment segment.
(e)	Advertising, marketing and sponsorship obligations include minimum guaranteed royalty and marketing payments to vendors and content providers, primarily of the AOL, Networks and Filmed Entertainment segments.
(f)	Other includes obligations to purchase general and administrative items such as legal, security, janitorial, office equipment, support and maintenance services, office supplies, obligations related to the Company’s postretirement and unfunded defined benefit pension plans, purchase obligations for cable converter boxes at the Cable segment, construction commitments primarily for the Publishing and Networks segments, as well as certain minimum revenue guarantees related to the sales of AOL’s European access businesses.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Most of the Company’s other long-term liabilities reflected on the accompanying consolidated balance sheet have been incorporated in the estimated timing of cash payments provided in the summary of contractual obligations, the most significant of which is an approximate $1.087 billion liability for film licensing obligations. However, certain long-term liabilities have been excluded from the summary because there are no cash outflows associated with them (e.g., deferred revenue) or because the cash outflows associated with them are uncertain or do not represent a purchase obligation as it is used herein (e.g., deferred taxes, minority interests, participations and royalties, deferred compensation and other miscellaneous items). Contractual capital commitments are also included in the preceding table; however, these commitments represent only a small part of the Company’s expected capital spending in 2007 and beyond. Additionally, minimum pension funding requirements have not been presented, as such amounts have not been determined beyond 2007. The Company does not have a required minimum pension contribution obligation for its defined benefit pension plans in 2007.

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

Other Contractual Commitments	Total	2007	2008-2009	2010-2011	Thereafter
			(millions)

Cable and network programming, AOL network and DVD manufacturing obligations	$20,111	$4,575	$7,311	$4,082	$4,143

The Company’s other contractual commitments at December 31, 2006 primarily consist of Cable programming arrangements, Digital Phone connectivity, future film licensing obligations, AOL network obligations and DVD manufacturing obligations, as follows:

•	Cable programming arrangements represent contracts that the Company’s Cable segment has with cable television networks to provide programming service to its subscribers. Typically, these arrangements provide that the Company purchase cable television programming for a certain number of subscribers provided that the Company is providing cable services to such number of subscribers. There is generally no obligation to purchase these services if the Company is not providing cable services. The obligation included in the above table represents estimates of future cable programming costs based on subscriber levels at December 31, 2006 and current contractual per subscriber rates.

•	Digital Phone connectivity obligations relate to certain connectivity expenses of the Cable segment’s Digital Phone product. The expenses relate to transport, switching and interconnection services that allow for the origination and termination of local and long distance telephony traffic. These expenses also include related technical support services. There is generally no obligation to purchase these services if the Company is not providing Digital Phone service. The amounts included above are based on the number of Digital Phone subscribers at December 31, 2006 and the per subscriber contractual rates contained in the contracts that were in effect as of December 31, 2006.

•	Network programming obligations represent studio movie deal commitments to acquire the right to air movies that will be released in the future (i.e., after December 31, 2006). These arrangements do not meet the definition of a purchase obligation since there are neither fixed nor minimum quantities under the arrangements. The amounts included herein have been estimated giving consideration to historical box office performance and studio release trends.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	AOL network obligations relate to narrowband and broadband modem contracts that are variable in nature. These arrangements do not meet the definition of a purchase obligation since there are neither fixed nor minimum quantities under the arrangements. The amounts included herein have been estimated giving consideration to historical and expected future usage patterns.

•	DVD manufacturing obligations relate to a six-year agreement at the Filmed Entertainment segment with a third-party manufacturer to purchase the Company’s DVD requirements. This arrangement does not meet the definition of a purchase obligation since there are neither fixed nor minimum quantities under the arrangement. Amounts were estimated using current annual DVD manufacturing volumes and pricing per manufactured DVD for each year of the agreement.

The Company expects to fund its operating commitments and obligations with cash flow from operations generated in the normal course of business.

Contingent Commitments

The Company also has certain contractual arrangements that would require the Company to make payments or provide funding if certain circumstances occur (“contingent commitments”). For example, the Company has guaranteed certain lease obligations of unconsolidated investees. In this circumstance, the Company would be required to make payments due under the lease to the lessor in the event of default by the unconsolidated investee. The Company does not expect that these contingent commitments will result in any material amounts being paid by the Company in the foreseeable future.

The following table summarizes separately the Company’s contingent commitments at December 31, 2006. The table identifies when the maximum contingent commitments will expire, but this does not mean that the Company expects to incur an obligation to make any payments during the applicable time period.

Nature of Contingent Commitments	Total	2007	2008-2009	2010-2011	Thereafter
			(millions)

Guarantees	$1,465	$51	$81	$87	$1,246
Letters of credit and other contingent commitments	431	86	6	63	276

Total contingent commitments	$1,896	$137	$87	$150	$1,522

The following is a description of the Company’s contingent commitments at December 31, 2006:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by (a) entities formerly owned by the Company as described below, and (b) joint ventures in which the Company is or was a venture partner.

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (‘‘Six Flags Georgia” and ‘‘Six Flags Texas,” respectively, and, collectively, the ‘‘Parks”), in 1997, the Company agreed to guarantee (the ‘‘Six Flags Guarantee”), for the benefit of the limited partners, certain obligations of the partnerships that hold the Parks (the ‘‘Partnerships”), including the following (the ‘‘Guaranteed Obligations”): (a) the obligation to make a minimum amount of annual distributions to the limited partners of the Partnerships; (b) the obligation to make a minimum amount of capital expenditures each year; (c) the requirement that an annual offer to purchase be made in respect of 5% of the limited partnership units of the Partnerships (plus any such units not purchased in any prior year) based on an aggregate price for all limited partnership units at the higher of (i) $250 million in the case of Six Flags Georgia and $374.8 million in the case of Six Flags Texas (the ‘‘Base Valuations”) and (ii) a weighted average multiple of EBITDA for the respective Park over the previous four-year period; (d) ground lease

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

payments; and (e) either (i) the purchase of all of the outstanding limited partnership units by Six Flags through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of each of the Partnerships in 2027 (Six Flags Georgia) and 2028 (Six Flags Texas) (the ‘‘End of Term Purchase”) or (ii) the obligation to cause each of the Partnerships to have no indebtedness and to meet certain other financial tests as of the end of the term of the Partnership. The aggregate amount payable in connection with an End of Term Purchase of either Park will be the Base Valuation applicable to such Park, adjusted for changes in the consumer price index from December 1996, in the case of Six Flags Georgia, and December 1997, in the case of Six Flags Texas, through December of the year immediately preceding the year in which the End of Term Purchase occurs, in each case, reduced ratably to reflect limited partnership units previously purchased.

In connection with the 1998 sale of Six Flags Entertainment Corporation to Six Flags Inc. (formerly Premier Parks Inc.) (‘‘Six Flags”), Six Flags and the Company, among others, entered into a Subordinated Indemnity Agreement pursuant to which Six Flags agreed to guarantee the performance of the Guaranteed Obligations when due and to indemnify the Company, among others, in the event that the Guaranteed Obligations are not performed and the Six Flags Guarantee is called upon. In the event of a default of Six Flags’ obligations under the Subordinated Indemnity Agreement, the Subordinated Indemnity Agreement and related agreements provide, among other things, that the Company has the right to acquire control of the managing partner of the Parks. Six Flags’ obligations to the Company are further secured by its interest in all limited partnership units that are purchased by Six Flags.

To date, no payments have been made by the Company pursuant to the Six Flags Guarantee. In its quarterly report on Form 10-Q for the quarter ending September 30, 2006, Six Flags has reported a maximum limited partnership unit obligation for 2007 of approximately $277 million. The Company believes the current fair values of the Parks are in excess of this amount.

•	Generally, letters of credit and surety bonds support performance and payments for a wide range of global contingent and firm obligations including insurance, litigation appeals, import of finished goods, real estate leases, cable installations and other operational needs.

Except as otherwise discussed above and below, Time Warner does not guarantee the debt of any of its investments accounted for using the equity method of accounting.

Selected Investment Information

Bookspan Joint Venture

The Company and Bertelsmann each have a 50% interest in the Bookspan joint venture, which operates the U.S. book clubs of Book-of-the-Month Club, Inc., and Doubleday Direct, Inc. Under the General Partnership Agreement, in January of each year, either Bertelsmann or the Company may elect to terminate the venture by giving notice during 60-day termination periods. If such an election is made, a confidential bid process will take place, pursuant to which the highest bidder will purchase the other party’s entire venture interest. Including the impact related to a change in its fiscal year end, the Bookspan joint venture had operating income of approximately $30 million in 2006.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $4.2 billion and $4.5 billion at December 31, 2006 and December 31, 2005, respectively. Included in these amounts is licensing of film product from one Time Warner division to another Time Warner division in the amount of $702 million and $774 million at December 31, 2006 and December 31, 2005, respectively.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or, as referenced above and discussed in more detail in Note 8 to the accompanying consolidated financial statements, on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant value as a source of future funding. Of the approximately $4.2 billion of backlog as of December 31, 2006, Time Warner has recorded $217 million of deferred revenue on the accompanying consolidated balance sheet, representing cash received through the utilization of the backlog securitization facility. The backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

MARKET RISK MANAGEMENT

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments.

Interest Rate Risk

Time Warner has issued variable-rate debt that, at December 31, 2006, had an outstanding balance of $14.401 billion. Based on Time Warner’s variable-rate obligations outstanding at December 31, 2006, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease Time Warner’s annual interest expense and related cash payments by approximately $36 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company’s cash balance of approximately $1.549 billion is invested in variable-rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Time Warner has issued fixed-rate debt that, at December 31, 2006, had an outstanding balance of $20.285 billion and a fair value of $21.821 billion. Based on Time Warner’s fixed-rate debt obligations outstanding at December 31, 2006, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $419 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

From time to time, the Company uses interest rate swaps to hedge the fair value of its fixed-rate obligations. Under the interest rate swap contract, the Company agrees to receive a fixed-rate payment (in most cases equal to the stated coupon rate of the bond being hedged) for a floating-rate payment. The net payment on the swap is exchanged at a specified interval that usually coincides with the bonds’ underlying coupon payment on the agreed upon notional amount. At December 31, 2006, there were no interest rate swaps outstanding.

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

Foreign Currency Risk

Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge certain film production costs abroad as well as other transactions, assets and liabilities denominated in a foreign currency. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily exposure to changes in the value of the British pound and the Euro, Time Warner hedges a portion of its foreign currency exposures anticipated over the calendar year. The hedging period for royalties and license fees covers revenues expected to be recognized during the calendar year; however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated cash back into U.S. dollars. To hedge this exposure, Time Warner uses foreign exchange contracts that generally have maturities of three months to eighteen months providing continuing coverage throughout the hedging period. At December 31, 2006, Time Warner had effectively hedged approximately 70% of the estimated net foreign currency exposures that principally relate to anticipated cash flows for royalties and license fees to be remitted to the United States over the ensuing hedging period.

At December 31, 2006, Time Warner had contracts for the sale of approximately $3.937 billion and the purchase of approximately $2.194 billion of foreign currencies at fixed rates, including net contracts for the sale of $498 million of the British pound and $1.028 billion of the Euro. At December 31, 2005, Time Warner had contracts for the sale of $2.981 billion and the purchase of $1.602 billion of foreign currencies at fixed rates, including net contracts for the sale of $380 million of the British pound and $735 million of the Euro.

Based on the foreign exchange contracts outstanding at December 31, 2006, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2006 would result in approximately $174 million of net unrealized losses. Conversely, a 10% appreciation of the U.S. dollar would result in approximately $174 million of net unrealized gains. For a hedge of forecasted royalty or license fees denominated in a foreign currency, consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the hedging period from the sale of U.S. copyrighted products abroad.

Equity Risk

The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which the companies operate. These securities, which are classified in Investments, including available-for-sale securities on the accompanying consolidated balance sheet, include equity-method investments, investments in private securities, available-for-sale securities, restricted securities and equity derivative instruments. As of December 31, 2006, the Company had $2.457 billion of investments accounted for using the equity method of accounting, $144 million of cost-method investments, primarily relating to equity interests in privately held businesses and $841 million of fair value investments, including $734 million of investments related to the Company’s deferred compensation program, $98 million of investments in unrestricted public equity securities held for purposes other than trading and $9 million of equity derivative instruments.

Gains or losses on the Company’s investments related to its deferred compensation programs are substantially offset by changes in the deferred compensation liability. The Company’s available-for-sale securities are adjusted to fair value with the gain or loss recognized as an unrealized gain or loss on investment in the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income until the investment is either sold or considered impaired other than on a temporary basis. As of December 31, 2006, the Company had net unrealized gains of $62 million, consisting primarily of gross unrealized gains. As a result of declines in the value of certain investments, the Company recorded noncash pretax charges of $7 million in 2006, $16 million in 2005 and $15 million in 2004 to reduce the carrying value of certain publicly traded and privately held investments, restricted securities and investments accounted for using the equity method of accounting that had

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

experienced other-than-temporary declines in value. In addition, the Company holds investments in equity derivative instruments which are recorded at fair value in the accompanying consolidated balance sheet, and the related gains and losses are immediately recognized in income. The Company recognized gains of $10 million in 2006 and losses of $1 million and $14 million in 2005 and 2004, respectively, as a component of other income, net in the accompanying consolidated statement of operations related to market fluctuations in equity derivative instruments. The potential loss in fair value resulting from a 10% adverse change in equity prices of the Company’s available-for-sale securities and equity derivatives would be approximately $11 million. While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee company experiences poor operating results or if the U.S. equity markets experience future broad declines in value. See Note 6 to the accompanying consolidated financial statements for additional discussion.

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

Multiple-Element Transactions

Multiple-element transactions involve situations where judgment must be exercised in determining the fair value of the different elements in a bundled transaction. As the term is used here, multiple-element arrangements can involve:

1. Contemporaneous purchases and sales. The Company sells a product or service (e.g., advertising services) to a customer and at the same time purchases goods or services and/or makes an investment in that customer;

2. Sales of multiple products and/or services. The Company sells multiple products or services to a counterparty (e.g., the Cable segment sells video, Digital Phone and high-speed data services to a customer); and/or

3. Purchases of multiple products and/or services, or the settlement of an outstanding item contemporaneous with the purchase of a product or service. The Company purchases multiple products or services from a counterparty (e.g., the Cable segment settles a dispute on an existing programming contract at the same time that it is renegotiating a new programming contract with the same programming vendor).

Contemporaneous Purchases and Sales

In the normal course of business, Time Warner enters into transactions in which it purchases a product or service and/or makes an investment in a customer and at the same time negotiates a contract for the sale of advertising, or other product, to the customer. Contemporaneous transactions may also involve circumstances where the Company is purchasing or selling products and services and settling a dispute. For example, the AOL segment may have negotiated for the sale of advertising at the same time it purchased products or services and/or made an investment in a counterparty. Similarly, when negotiating the terms of programming purchase contracts with cable networks, the Company’s Cable segment may at the same time negotiate for the sale of advertising to the same cable network.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Arrangements, although negotiated contemporaneously, may be documented in one or more contracts. In accounting for such arrangements, the Company looks to the guidance contained in the following authoritative literature:

•	APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”);

•	FASB Statement No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29 (“FAS 153”);

•	EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-09”); and

•	EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”).

The Company’s policy for accounting for each transaction negotiated contemporaneously is to record each element of the transaction based on the respective estimated fair values of the products or services purchased and the products or services sold. If the Company is unable to determine the fair value of one or more of the elements being purchased, revenue recognition is limited to the total consideration received for the products or services sold, less supported payments. For example, if the Company sells advertising to a customer for $10 million in cash and contemporaneously enters into an arrangement to acquire software for $2 million from the same customer, but fair value for the software cannot be reliably determined, the Company would limit the recognized advertising revenue to $8 million and would ascribe no value to the software acquisition. As another example, if the Company sells advertising to a customer for $10 million in cash and contemporaneously invests $2 million in the equity of that same customer at fair value, the Company would recognize advertising revenue of $10 million and would ascribe $2 million to the equity investment. Accordingly, the judgments made in determining fair value in such arrangements impact the amount and period in which revenues, expenses and net income are recognized over the term of the contract.

In determining the fair value of the respective elements, the Company refers to quoted market prices (where available), independent appraisals (where available), historical transactions or comparable cash transactions. In addition, the existence of price protection in the form of “most-favored-nation” clauses or similar contractual provisions are generally indicative that the stated terms of a transaction are at fair value. Additionally, individual elements of a multiple-element transaction whose value is dependent on future performance (and based on independent factors) are generally indicative of fair value terms. For example, consider a multiple-element transaction involving (i) the sale of a business to Company A for $100 million and (ii) an agreement that the Company will act as Company A’s sales agent and receive future commissions based on the volume of future sales generated. Such an arrangement would be indicative of fair value terms because the generation of future commissions is based on an independent factor (i.e., prospective sales levels).

Further, in a contemporaneous purchase and sale transaction, evidence of fair value for one element of a transaction may provide support for the fair value of the other element of a transaction. For example, if the Company sells advertising to a customer and contemporaneously invests in the equity of that same customer, evidence of the fair value of the investment may support the fair value of the advertising sold, since there are only two elements in the arrangement.

Examples of significant judgments made by the Company involving multiple-element transactions during 2006 include:

•	Sale of AOL’s European Access Businesses. In October and December of 2006, AOL completed the sales of its French and U.K. access businesses. Concurrent with such sales, AOL entered into “audience partnerships” with each of the buyers — arrangements under which AOL will continue to maintain the AOL client and develop co-branded internet portals for and continue to provide “audience” services (such as e-mail, search and instant messaging) to the transferred customers, while also providing those services to the buyers’ existing and future customers. As a result of these arrangements, AOL will be able to continue to sell advertising and provide search services, thereby continuing to earn advertising and paid search revenue. In

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

addition, AOL will be providing the buyer in each country with certain transitional services for periods in excess of one year. These transitional services will include, among other things, network connectivity, migration of billing, and customer support.

Since there is different accounting treatment afforded to different elements of the arrangements, it is important for the respective elements of these arrangements to be valued appropriately. Specifically, the sale of the respective businesses results in a one-time gain whereas the revenues and expenses associated with the on-going audience partnerships and transitional services agreements will be reported in operating income in the future. Based on a review of the nature of the arrangements, representations of individuals involved in the negotiations, valuation analysis and discussions with one of the buyers, the Company concluded the stated terms of the transactions are representative of fair value and, therefore, will follow the stated terms in accounting for these arrangements.

•	AOL-Google Alliance. During 2006, Google agreed to invest $1 billion to acquire a 5% equity interest in AOL. Contemporaneously, the Company and Google entered into a number of commercial arrangements, including a commercial arrangement in which Google will continue to provide search technology to AOL’s network of Internet properties worldwide.

Since there is different accounting treatment afforded to different elements of the arrangement, it is important for the respective elements of this arrangement to be valued appropriately. As an example, the continuation of the strategic alliance with Google results in advertising revenues being recorded by AOL; in contrast, the $1 billion investment by Google resulted in a one-time gain which was recorded in equity. The Company concluded the stated terms of the transaction are representative of fair value and, therefore, has followed the stated terms in accounting for this arrangement.

•	Buyout of Tribune’s Interest in The WB Network. Prior to the formation of The CW by the Company and CBS, The WB Network was owned 78% by the Company and 22% by the Tribune Corporation (“Tribune”). Contemporaneous with the formation of The CW, Tribune agreed to surrender its 22% interest in The WB Network in exchange for a waiver of its obligation to make past due funding commitments. Additionally, the Company and CBS agreed that Tribune would be one of the new TV station groups to be used by The CW.

Since there is different accounting treatment afforded to different elements of the arrangement, it is important for the respective elements of this arrangement to be valued appropriately. As an example, the buyout of Tribune’s interest is accounted for as an additional investment in The WB while The CW’s on-going relationship with the television station group impacts earnings prospectively. The Company concluded that the fair value of Tribune’s interest in The WB Network was de-minimus after considering the past due funding commitments. Additionally, the Company concluded that the terms under which Tribune would serve as one of the new TV station groups was at fair value based on the Company’s venture partner’s (CBS) agreement to such terms.

Sales of Multiple Products or Services

The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, if the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether it has objective fair value evidence for each deliverable in the transaction. If the Company has objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition accounting policies. However, if the Company is unable to determine objective fair value for one or more undelivered elements of the transaction, the Company recognizes revenue on a straight-line basis over the term of the agreement. For example, the Cable division sells cable, Digital

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Phone and high-speed data services to subscribers in a bundled package at a rate lower than if the subscriber purchases each product on an individual basis. Subscription revenues received from such subscribers are allocated to each product in a pro-rata manner based on the fair value of each of the respective services.

Purchases of Multiple Products or Services

The Company’s policy for cost recognition in instances where multiple products or services are purchased contemporaneously from the same counterparty is consistent with the Company’s policy for the sale of multiple deliverables to a customer. Specifically, if the Company enters into a contract for the purchase of multiple products or services, the Company evaluates whether it has fair value evidence for each product or service being purchased. If the Company has fair value evidence for each product or service being purchased, it accounts for each separately, based on the relevant cost recognition accounting policies. However, if the Company is unable to determine fair value for one or more of the purchased elements, the Company would recognize the cost of the transaction on a straight-line basis over the term of the agreement. For example, the Networks segment licenses from a film production company the rights to a group of films and episodic series to run as content on its networks. Because the Networks segment is purchasing multiple products that will be aired over varying times and periods, the cost is allocated among the films and episodic series based on the relative fair value of each product being purchased. Each allocated amount is then accounted for in accordance with the Networks segment’s accounting policy for that specific type of product. Additionally, judgments are also required by management when the Cable segment purchases multiple services from the same cable programming vendor. In these scenarios, the total consideration provided to the programming vendor is required to be allocated to the various services received based upon their respective fair values. Because multiple services from the same programming vendor are often received over different contractual periods and often have different contractual rates, the allocation of consideration to the individual services will have an impact on the timing of the Company’s expense recognition.

This policy also would apply in instances where the Company settles a dispute at the same time the Company purchases a product or service from that same counterparty. For example, the Cable segment may settle a dispute on an existing programming contract with a programming vendor at the same time that it is renegotiating a new programming contract with the same programming vendor. Because the Cable segment is negotiating both the settlement of the dispute and a new programming contract, each of the elements should be accounted for at fair value. The amount allocated to the settlement of the dispute would be recognized immediately, whereas the amount allocated to the new programming contract would be accounted for prospectively, consistent with the accounting for other similar programming agreements.

Gross versus Net Revenue Recognition

In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. The accounting issue presented by these arrangements is whether the Company should report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenues less expense) is reflected in Operating Income. Accordingly, the impact on Operating Income is the same whether the Company records revenue on a gross or net basis. For example, if the Company’s Filmed Entertainment segment distributes a film to a theater for $15 and remits $10 to the independent production company, representing its share of proceeds, the Company must determine if the Filmed Entertainment segment should record gross revenue from the theater of $15 and $10 of expenses or if it should record as revenue the net amount recognized of $5. In either case, the impact on Operating Income is $5.

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

In determining whether the Company serves as principal or agent, the Company follows the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). Pursuant to such guidance, the Company serves as the principal in transactions in which it has substantial risks and rewards of ownership.

Specifically, the following are examples of arrangements where the Company is an intermediary or uses an intermediary:

•	The Filmed Entertainment segment distributes films on behalf of independent film producers or together with another party. The Filmed Entertainment segment may provide motion picture distribution services for an independent production company in the worldwide theatrical, home video and/or television markets. The arrangement may cover multiple films produced by the independent film company for which it owns the underlying copyright. In addition, the independent film company will generally retain final approval over the distribution, marketing, advertising and publicity for each film in all media, including the timing and extent of the theatrical releases, the pricing and packaging of home video units and approval of all television licenses. The Filmed Entertainment segment has recorded the revenue generated in these distribution arrangements on a gross basis when it is the merchant of record for the licensing arrangements, is the licensor/contracting party, provides the film materials to licensees, handles the billing and collection of all amounts due under such arrangements and bears the risk of loss related to distribution advances for print and advertising costs and/or the video product inventory. If the Filmed Entertainment segment does not bear the risk of loss as described in the previous sentence, the arrangements are accounted for on a net basis.

When distributing films, the Filmed Entertainment segment (and in some cases the Networks segment) may enter into arrangements whereby certain parties to a contractual agreement would be responsible for a particular distribution channel. For example, Warner Bros. may produce a film along with a third-party. In accordance with the terms of the contract, Warner Bros. might agree to control the domestic distribution of the film while the other party controls the international distribution of that film. Warner Bros., after considering the factors noted in the preceding paragraph, would record revenue on a gross basis for the channels for which it serves as principal (in this example, the domestic distribution).

•	The Publishing segment utilizes subscription agents to generate magazine subscribers. As a way to generate magazine subscribers, the Publishing segment uses subscription agents whereby the agent secures subscribers and, in exchange, receives a percentage of the subscription revenue generated. The Publishing segment has recorded subscription revenue generated by the agent, net of the fees paid to the agent. This is primarily because the subscription agent has the primary contact with the customer, performs all of the billing and collection activities, and passes the proceeds from the subscription to the Publishing segment after deducting the agent’s commission.

•	The AOL segment sells advertising on behalf of third parties. In addition to selling advertising on its own network, AOL also sells advertising on third-party publisher websites (outside of the AOL network). Generally, as the primary obligor, AOL records the revenue generated from such sales on a gross basis (recording as revenue the proceeds received from the advertiser, with an expense equal to the amount paid to the third-party owner of the website). This is primarily because AOL is responsible for identifying and contracting with third-party advertisers, establishing the selling price of the inventory, serving the advertisements at AOL’s cost and expense, performing all billing and collection activities and bearing sole liability for fulfillment of the advertising. As an example, during 2006, AOL entered into a new agreement with a customer, whereby AOL assumed responsibility for generating leads for the customer from certain third-party publishers that the customer was previously paying directly (e.g., AOL contracts with an Internet

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

publisher that provides banner advertising promoting interest in the customer; for every click through that results in an interest card being filled out, the Internet publisher would receive a fee). AOL earns revenue for leads generated on behalf of this customer. Because AOL assumed primary responsibility for contracting with these new third-party publishers, contracting with the customer and establishing the price to be paid for the leads, managing the relationship with the third-party publishers (performing all billing and collection activities), the Company concluded that AOL should record revenue from these transactions on a gross basis.

Impairment of Goodwill and Intangible Assets

Goodwill and Indefinite-Lived Intangible Assets

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit, generally the Company’s operating segments, are determined using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s operating segments’ budgets and business plans, and assumptions are made about the varying perpetual growth rates for periods beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In estimating the fair values of its reporting units, the Company also uses research analyst estimates, as well as comparable market analyses. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed to be impaired and the second step of the impairment test is not performed. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. The most common among these is a “relief from royalty” methodology, which is used in estimating the fair value of the Company’s brands and trademarks, and income methodologies, which are used to value cable franchises. The income methodology used to value the cable franchises entails identifying the projected discrete cash flows related to such franchises and discounting them back to the valuation date. Market and income-based methodologies are used to value sports franchises. Significant assumptions inherent in the methodologies employed include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which similar brands and trademarks are being licensed in the marketplace.

The Company’s 2006 annual impairment analysis, which was performed during the fourth quarter, did not result in any impairment charge other than a $200 million noncash goodwill impairment charge related to The WB Network recognized in the third quarter of 2006. For Warner Bros., the 2006 estimated reporting unit fair value was within 10% of book value. Applying a hypothetical 10% decrease to the fair value of the Warner Bros. reporting unit would result in a greater book value than fair value of approximately $730 million. In addition, a hypothetical 10%

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

decrease to the fair value of indefinite-lived intangibles assets would result in a greater book value than fair value at Warner Bros. ($10 million, trademarks) and at one Cable reporting unit ($20 million, franchises).

Finite-Lived Intangible Assets

In determining whether finite-lived intangible assets (e.g., customer lists, film libraries, etc.) are impaired, the accounting rules do not provide for an annual impairment test. Instead they require that a triggering event occur before testing an asset for impairment. Such triggering events include the significant disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related asset. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows against the carrying value of the asset. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale or there is an actively pursuing buyer), the impairment test involves comparing the asset’s carrying value to its fair value. To the extent the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

Significant judgments in this area involve determining whether a triggering event has occurred and the determination of the cash flows for the assets involved and the discount rate to be applied in determining fair value. There was no impairment of finite-lived intangible assets in 2006.

Equity-Based Compensation Expense

The Company accounts for equity-based compensation in accordance with FAS 123R. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. See Notes 1 and 12 to the accompanying consolidated financial statements for additional discussion.

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

	Years Ended December 31,
	2006	2005	2004

Expected volatility	22.3%	24.5%	34.9%
Expected term to exercise from grant date	5.07 years	4.79 years	3.60 years
Risk-free rate	4.6%	3.9%	3.1%
Expected dividend yield	1.1%	0.1%	0%

The two most significant judgments involved in the selection of fair value assumptions are the expected volatility of Time Warner’s common stock and the expected term to exercise from grant date. In estimating expected volatility, the Company looks to the volatility implied by long-term traded Time Warner options (i.e., terms of two years). Because options granted to Time Warner employees have terms greater than two years, the volatility implied by the traded Time Warner options is adjusted to reflect the expected life of the options. In estimating the expected term of stock options granted to an employee, the Company utilizes a mathematical model which considers factors such as historical employee exercise patterns and volatility of Time Warner common stock to predict the expected

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

term of an employee stock option. The judgments involved here also include determining whether different segments of the employee population have different exercise behavior. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Time Warner common stock at the date of grant.

The Company’s stock option compensation expense for 2006, 2005 and 2004 was $201 million, $319 million and $545 million, respectively. The weighted-average fair value of an option for the years ended December 31, 2006, 2005 and 2004, was $4.47, $5.10 and $5.12, respectively. A one year increase in the expected term, from 5.07 years to 6.07 years, while holding all other assumptions constant, would result in an increase to the 2006 weighted-average grant date fair value of approximately $0.46 per option, resulting in approximately $25 million of additional compensation expense recognized in income over the period during which an employee is required to provide service in exchange for the award. A 500 basis point increase in the volatility, from 22.3% to 27.3%, while holding all other assumptions constant, would result in an increase to the 2006 weighted-average grant date fair value of approximately $0.63 per option, resulting in approximately $35 million of additional compensation expense recognized in income over the period during which an employee is required to provide service in exchange for the award.

Filmed Entertainment Cost Recognition and Impairments

The Company accounts for film and television production costs, as well as related revenues (“film accounting”), in accordance with the guidance in SOP 00-2. See Note 1 to the accompanying consolidated financial statements for additional discussion. An aspect of film accounting that requires the exercise of judgment relates to the process of estimating the total revenues to be received throughout a film’s life cycle. Such estimate of a film’s “ultimate revenue” is important for two reasons. First, for completed films and while a film is being produced and the related costs are being capitalized, it is necessary for management to estimate the ultimate revenues, less additional costs to be incurred, including exploitation costs, in order to determine whether the carrying value of a film is impaired and thus requires an immediate write-off of any unrecoverable portion of film costs. Second, the amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various markets, throughout its life cycle, is based on the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues. Similarly, the recognition of participations and residuals is based on the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues.

Prior to release, management bases its estimates of ultimate revenue for each film on factors such as the historical performance of similar films, the star power of the lead actors and actresses, the genre of the film, prerelease market research (including test market screenings) and the expected number of theaters in which the film will be released. Management updates such estimates based on information available on the progress of the film production and, upon release, the actual results of each film. For example, prior to a film’s release, the Company often will test market the film to the film’s targeted demographic. If the film is not received favorably, the Company may (1) reduce the film’s estimated ultimate revenue, (2) revise the film, which could cause the production costs to exceed budget or (3) a combination of both. Similarly, a film that results in lower-than-expected theatrical revenues in its initial weeks of release would have its theatrical, home video and television distribution ultimate revenue adjusted downward. A failure to adjust for a downward change in ultimate revenue estimates could result in the understatement of capitalized film cost amortization for the period. The Company recorded film costs amortization of $3.374 billion, $3.505 billion and $3.610 billion in 2006, 2005 and 2004, respectively. Included in film costs amortization are film impairments primarily related to pre-release theatrical films of $271 million, $199 million and $215 million in 2006, 2005 and 2004, respectively.

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

The Company’s products subject to return include home video product at the Filmed Entertainment and Networks segments and magazines and direct sales merchandise at the Publishing segment. At December 31, 2006, total reserves for returns were approximately $1.103 billion for film products (e.g., DVD sales) at the Filmed Entertainment and Networks segments and $434 million at the Publishing segment. See Note 1 to the accompanying consolidated financial statements for additional discussion.

Similarly, management evaluates accounts receivable to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for larger accounts and an analysis of receivables aging that determines the percentage that has historically been uncollected by aged category. Using this information, management reserves an amount that is believed to be uncollectible. Based on management’s analysis of sales returns and uncollectible accounts, reserves totaling $2.286 billion and $2.055 billion have been established at December 31, 2006 and 2005, respectively. Total gross accounts receivable were $8.437 billion and $8.578 billion at December 31, 2006 and 2005, respectively.

Income Taxes

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and disposals, including dispositions designed to be tax free, issues related to consideration paid or received in connection with acquisitions and disposals, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Although the Company believes it has support for the positions taken on its tax return, the Company has recorded a liability for its best estimate of the probable loss on certain of these positions. There is considerable judgment involved in determining whether positions taken on the tax return are probable of being sustained. The Company adjusts its tax reserve estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest.

During 2006, the most significant judgments in this area involved (1) a Tax Reserve on Securities Litigation and (2) the Tax Free Redemption of Comcast’s interest in Time Warner Cable which are discussed further below.

•	Tax Reserve on Securities Litigation. When the Company established a $3.0 billion reserve for securities litigation matters in the second quarter of 2005, it was unable to conclude at that time that it was probable that there would be a deduction for a portion of such reserve and, therefore, the Company established a tax reserve related to these matters of approximately $230 million. After review of an interpretation of tax law released by the Internal Revenue Service (“IRS”) in the fourth quarter of 2006, circumstances surrounding the Company’s settlements of the consolidated securities class action and other securities litigations, applicable law and other factors, the Company determined that amounts paid in connection with such

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

settlements should be fully deductible for tax purposes and no reserve is required. Accordingly, during the fourth quarter of 2006, the Company reversed this tax reserve.

•	Tax Free Redemption. The TWC Redemption was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended. However, if the IRS were successful in challenging the tax-free characterization of the TWC Redemption, an additional cash liability on account of taxes of up to an estimated $900 million could become payable by the Company.

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

Various factors could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and cause Time Warner’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in Part I of this report, and in Time Warner’s other filings made from time to time with the SEC after the date of this report. In addition, Time Warner operates in highly competitive, consumer and technology-driven and rapidly changing media, entertainment, interactive services and cable businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors.

Further, for Time Warner generally, lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments may result in Time Warner’s inability to realize the value of recorded intangibles and goodwill at those segments. In addition, achieving the Company’s financial objectives, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in Part I of this report, as well as:

•	economic slowdowns;

•	the impact of terrorist acts and hostilities;

•	changes in the Company’s plans, strategies and intentions;

•	the impacts of significant acquisitions, dispositions and other similar transactions;

•	the failure to meet earnings expectations;

•	decreased liquidity in the capital markets, including any reduction in the ability to access the capital markets for debt securities or bank financings; and

•	the significant amount of debt and debt-like obligations incurred in connection with the Adelphia/Comcast Transactions.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET
December 31,
(millions, except share and per share amounts)

	2006	2005

ASSETS
Current assets
Cash and equivalents	$1,549	$4,220
Restricted cash	29	—
Receivables, less allowances of $2,286 and $2,055	6,151	6,523
Inventories	1,913	2,041
Prepaid expenses and other current assets	1,157	890
Current assets of discontinued operations	52	376

Total current assets	10,851	14,050
Noncurrent inventories and film costs	5,394	4,597
Investments, including available-for-sale securities	3,442	3,495
Property, plant and equipment, net	16,775	12,896
Intangible assets subject to amortization, net	5,230	3,476
Intangible assets not subject to amortization	46,623	37,367
Goodwill	40,953	40,139
Other assets	2,401	3,119
Noncurrent assets of discontinued operations	—	3,605

Total assets	$131,669	$122,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,364	$1,194
Participations payable	2,049	2,401
Royalties and programming costs payable	1,216	937
Deferred revenue	1,471	1,463
Debt due within one year	64	92
Other current liabilities	6,559	6,113
Current liabilities of discontinued operations	57	328

Total current liabilities	12,780	12,528
Long-term debt	34,933	20,238
Mandatorily redeemable preferred membership units issued by a subsidiary	300	—
Deferred income taxes	13,196	12,146
Deferred revenue	547	681
Other liabilities	5,484	5,454
Noncurrent liabilities of discontinued operations	1	863
Minority interests	4,039	5,729
Commitments and contingencies (Note 17)
Shareholders’ equity
Series LMCN-V common stock, $0.01 par value, 18.8 and 87.2 million shares issued and outstanding	—	1
Time Warner common stock, $0.01 par value, 4.836 and 4.706 billion shares issued and 3.864 and 4.498 billion shares outstanding	48	47
Paid-in-capital	172,083	168,726
Treasury stock, at cost (972.4 and 208.0 million shares)	(19,140)	(5,463)
Accumulated other comprehensive loss, net	(136)	(64)
Accumulated deficit	(92,466)	(98,142)

Total shareholders’ equity	60,389	65,105

Total liabilities and shareholders’ equity	$131,669	$122,744

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended December 31,
(millions, except per share amounts)

	2006	2005	2004

Revenues:
Subscription	$23,702	$21,581	$21,027
Advertising	8,515	7,564	6,904
Content	10,769	12,075	11,904
Other	1,238	1,181	1,158

Total revenues(a)	44,224	42,401	40,993
Costs of revenues(a)	(25,175)	(24,408)	(23,856)
Selling, general and administrative(a)	(10,560)	(10,439)	(10,445)
Amortization of intangible assets	(605)	(587)	(615)
Amounts related to securities litigation and government investigations	(705)	(2,865)	(536)
Merger-related, restructuring and shutdown costs	(400)	(117)	(50)
Asset impairments	(213)	(24)	(10)
Gains on disposal of assets, net	796	23	21

Operating income	7,362	3,984	5,502
Interest expense, net(a)	(1,675)	(1,266)	(1,533)
Other income, net	1,139	1,125	522
Minority interest expense, net	(375)	(244)	(201)

Income before income taxes, discontinued operations and cumulative effect of accounting change	6,451	3,599	4,290
Income tax provision	(1,337)	(1,051)	(1,450)

Income before discontinued operations and cumulative effect of accounting change	5,114	2,548	2,840
Discontinued operations, net of tax	1,413	123	234

Income before cumulative effect of accounting change	6,527	2,671	3,074
Cumulative effect of accounting change, net of tax	25	—	34

Net income	$6,552	$2,671	$3,108

Basic income per common share before discontinued operations and cumulative effect of accounting change	$1.22	$0.55	$0.62
Discontinued operations	0.34	0.02	0.05
Cumulative effect of accounting change	0.01	—	0.01

Basic net income per common share	$1.57	$0.57	$0.68

Average basic common shares	4,182.5	4,648.2	4,560.2

Diluted income per common share before discontinued operations and cumulative effect of accounting change	$1.21	$0.54	$0.60
Discontinued operations	0.33	0.03	0.05
Cumulative effect of accounting change	0.01	—	0.01

Diluted net income per common share	$1.55	$0.57	$0.66

Average diluted common shares	4,224.8	4,710.0	4,694.7

Cash dividends declared per share of common stock	$0.21	$0.10	$—

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$407	$283	$282
Costs of revenues	(206)	(205)	(143)
Selling, general and administrative	18	36	32
Interest income, net	39	35	25

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31,
(millions)

	2006	2005	2004

OPERATIONS
Net income(a)	$6,552	$2,671	$3,108
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(25)	—	(34)
Depreciation and amortization	3,579	3,128	3,071
Amortization of film costs	3,374	3,505	3,610
Asset impairments	213	24	10
Gain on investments and other assets, net	(1,830)	(1,086)	(432)
Equity in (income) losses of investee companies, net of cash distributions	(73)	(15)	19
Equity-based compensation expense	263	356	574
Amounts related to securities litigation and government investigations	361	111	300
Changes in operating assets and liabilities, net of acquisitions:
Receivables	189	(528)	(833)
Inventories	(3,930)	(3,899)	(3,905)
Accounts payable and other liabilities	(486)	(600)	(48)
Other balance sheet changes	1,697	1,043	947
Adjustments relating to discontinued operations(a)	(1,286)	167	167

Cash provided by operations(b)(c)	8,598	4,877	6,554

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(12,311)	(631)	(873)
Investments and acquisitions from discontinued operations	(1)	(49)	(4)
Investment in Wireless Joint Venture	(633)	—	—
Capital expenditures and product development costs from continuing operations	(4,085)	(3,102)	(2,868)
Capital expenditures from discontinued operations	(56)	(144)	(156)
Investment proceeds from available-for-sale securities	44	991	532
Other investment proceeds	4,570	439	2,866

Cash used by investing activities	(12,472)	(2,496)	(503)

FINANCING ACTIVITIES
Borrowings	18,332	6	1,320
Issuance of mandatorily redeemable preferred membership units by a subsidiary	300	—	—
Debt repayments	(3,651)	(1,950)	(4,523)
Debt repayments of discontinued operations	—	(45)	—
Proceeds from exercise of stock options	698	307	353
Excess tax benefit on stock options	116	88	63
Principal payments on capital leases	(86)	(118)	(190)
Repurchases of common stock	(13,660)	(2,141)	—
Dividends paid	(876)	(466)	—
Other	30	19	25

Cash provided (used) by financing activities	1,203	(4,300)	(2,952)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(2,671)	(1,919)	3,099
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	4,220	6,139	3,040

CASH AND EQUIVALENTS AT END OF PERIOD	$1,549	$4,220	$6,139

(a)	Includes net income from discontinued operations of $1.413 billion, $123 million and $234 million for the years ended December 31, 2006, 2005 and 2004, respectively. After considering adjustments related to discontinued operations, net cash flows from discontinued operations were $127 million, $290 million and $401 million for the years ended December 31, 2006, 2005 and 2004, respectively.
(b)	2006, 2005 and 2004 reflect $344 million, $2.754 billion and $236 million, respectively, in payments, net of recoveries, related to securities litigation and the government investigations.
(c)	2006 and 2005 include an approximate $181 million source of cash and $36 million use of cash, respectively, related to changing the fiscal year end of certain international operations from November 30 to December 31.

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31,
(millions)

	Common	Treasury	Paid-In	Retained Earnings
	Stock	Stock	Capital	(Accumulated Deficit)	Total

BALANCE AT DECEMBER 31, 2003	$47	$(3,188)	$165,723	$(103,870)	$58,712
Net income	—	—	—	3,108	3,108
Foreign currency translation adjustments	—	—	—	(66)	(66)
Change in unrealized gain on securities, net of $388 million income tax provision(a)	—	—	—	582	582
Change in realized and unrealized losses on derivative financial instruments, net of $0.6 million income tax provision	—	—	—	1	1
Change in unfunded accumulated benefit obligation, net of $3 million income tax impact	—	—	—	4	4

Comprehensive income	—	—	—	3,629	3,629
Shares received from the exercise or forfeiture of employee equity instruments	—	(8)	—	—	(8)
Amounts related primarily to stock options, restricted stock and benefit plans, including $244 million income tax impact	—	—	965	—	965

BALANCE AT DECEMBER 31, 2004	47	(3,196)	166,688	(100,241)	63,298
Net income	—	—	—	2,671	2,671
Foreign currency translation adjustments(b)	—	—	—	430	430
Change in unrealized gain on securities, net of $402 million income tax benefit(c)	—	—	—	(603)	(603)
Change in realized and unrealized losses on derivative financial instruments, net of $14.8 million income tax provision	—	—	—	22	22
Change in unfunded accumulated benefit obligation, net of $11 million income tax impact	—	—	—	(19)	(19)

Comprehensive income	—	—	—	2,501	2,501
Conversion of mandatorily convertible preferred stock	1	—	1,499	—	1,500
Cash dividends ($0.10 per common share)	—	—	—	(466)	(466)
Common stock repurchases	—	(2,250)	—	—	(2,250)
Shares received from the exercise or forfeiture of employee equity instruments	—	(17)	—	—	(17)
Amounts related primarily to stock options, restricted stock and benefit plans, including $37 million income tax impact	—	—	539	—	539

BALANCE AT DECEMBER 31, 2005	48	(5,463)	168,726	(98,206)	65,105
Net income	—	—	—	6,552	6,552
Foreign currency translation adjustments	—	—	—	347	347
Change in unrealized gain on securities, net of $10 million income tax benefit(d)	—	—	—	(12)	(12)
Change in realized and unrealized losses on derivative financial instruments, net of $5.6 million income tax provision	—	—	—	8	8

Comprehensive income	—	—	—	6,895	6,895
Change in unfunded benefit obligation upon adoption of FAS 158, net of $239 million income tax impact	—	—	—	(415)	(415)
Cash dividends ($0.21 per common share)	—	—	—	(876)	(876)
Common stock repurchases	—	(13,671)	—	—	(13,671)
Shares received from the exercise or forfeiture of employee equity instruments	—	(6)	—	—	(6)
Gain on Time Warner Cable stock issuance	—	—	1,771	—	1,771
Gain on AOL equity issuance	—	—	801	—	801
Amounts related primarily to stock options and restricted stock, including $258 million income tax impact	—	—	785	—	785

BALANCE AT DECEMBER 31, 2006	$48	$(19,140)	$172,083	$(92,602)	$60,389

(a)	Includes a $268 million pretax reduction (tax effect of $107 million) related to realized gains on the sale of securities in 2004 and an increase of $4 million pretax (tax effect $2 million) related to impairment charges on investments that had experienced other-than-temporary declines. These changes are included in the 2004 net income.
(b)	Includes an adjustment of $439 million for foreign currency translation related to goodwill and intangible assets, including amounts that relate to prior periods (Note 3).
(c)	Includes a $959 million pretax reduction (tax effect of $384 million) related to realized gains on the sale of securities in 2005, primarily Google, and an increase of $3 million pretax (tax effect $1 million) related to impairment charges on investments that had experienced other-than-temporary declines. These changes are included in the 2005 net income.
(d)	Includes a $29 million pretax reduction (tax effect of $11 million) related to realized gains on the sale of securities in 2006. These changes are included in the 2006 net income.

See accompanying notes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business

Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include interactive services, cable systems, filmed entertainment, television networks and publishing. Time Warner classifies its business interests into five reportable segments: AOL: consisting principally of interactive services; Cable: consisting principally of interests in cable systems that provide video, high-speed data and Digital Phone services; Filmed Entertainment: consisting principally of feature film, television and home video production and distribution; Networks: consisting principally of cable television networks; and Publishing: consisting principally of magazine publishing. Financial information for Time Warner’s various reportable segments is presented in Note 16.

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

The effects of any changes in the Company’s ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties and certain other equity transactions recorded by consolidated subsidiaries or equity investees are accounted for as capital transactions pursuant to the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 51, Accounting for the Sales of Stock of a Subsidiary (“SAB 51”). Deferred taxes generally have not been recorded on such capital transactions, as such temporary differences would, in most instances, be recovered in a tax-free manner.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include reserves established for securities litigation matters, accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, film ultimate revenues, home video and magazine returns, business combinations, pensions and other postretirement benefits, stock-based compensation, income taxes, contingencies and certain programming arrangements.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Basis of Presentation

On November 3, 2006, the Company filed with the SEC a Current Report on Form 8-K containing recast consolidated financial statements as of December 31, 2005 and 2004 and for each year in the three-year period ended December 31, 2005 and the related Management’s Discussion and Analysis of Results of Operations and Financial Condition, which reflect (i) the retrospective application of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which was adopted by the Company in 2006, (ii) the retrospective application of a change in accounting principle made in 2006 for recognizing programming inventory costs at HBO, and (iii) the retrospective presentation of certain businesses sold or transferred in 2006 as discontinued operations. The financial information presented herein reflects the impact of that recast as well as the restatement discussed below under the heading “Government Investigations.”

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

Prior to the adoption of FAS 123R, the Company had followed the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”), which allowed the Company to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and disclose the pro forma effects on net income (loss) had the fair value of the equity awards been expensed. In connection with adopting FAS 123R, the Company elected to adopt the modified retrospective application method provided by FAS 123R and, accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FAS 123. The Company also has made certain immaterial corrections to the amounts presented in prior years. Such corrections involved recording approximately $58 million of tax expense related to deferred income taxes on stock options for the year ended December 31, 2005, and other corrections related to the expensing of stock options that had an aggregate effect of approximately $70 million, net of tax, over the ten-year period ended December 31, 2002, and approximately $20 million, net of tax, over the three-year period ended December 31, 2005. The following tables set forth the changes to the Company’s consolidated statements of operations and balance sheets as a result of the adoption of FAS 123R as of December 31, 2005 and for the years ended December 31, 2005 and 2004:

	Impact of Change for
	Adoption of FAS 123R
	Year Ended December 31,
	2005	2004
	(millions, except per share amounts)
	increase (decrease)

Consolidated Statement of Operations
Operating Income	$(319)	$(545)
Income before income taxes, discontinued operations and cumulative effect of accounting change	(307)	(530)
Net income	(244)	(306)
Net income per share (basic)	$(0.05)	$(0.07)
Net income per share (diluted)	$(0.05)	$(0.07)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of Change for
Adoption of FAS 123R
December 31, 2005
(millions)
increase (decrease)

Consolidated Balance Sheet
Deferred income tax liabilities, net	$(2,206)
Minority interest, net	(37)
Total shareholders’ equity	2,243

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

Additionally, when recording compensation cost for equity awards, FAS 123R requires companies to estimate the number of equity awards granted that are expected to be forfeited. Prior to the adoption of FAS 123R, the Company recognized forfeitures when they occurred, rather than using an estimate at the grant date and subsequently adjusting the estimated forfeitures to reflect actual forfeitures. The Company recorded a benefit of $25 million, net of tax, as the cumulative effect of a change in accounting principle upon the adoption of FAS 123R in the first quarter of 2006, to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are not ultimately expected to vest.

Change in Accounting Principle for Recognizing Programming Inventory Costs at HBO

Effective January 1, 2006, the Company changed its methodology for recognizing programming inventory costs (for both theatrical and original programming) at its HBO division. Previously, the Company recognized HBO’s programming costs on a straight-line basis in the calendar year in which the related programming first aired on the HBO and Cinemax pay television services. The Company now recognizes programming costs on a straight-line basis over the license periods or estimated period of use of the related shows, beginning with the month of initial exhibition. The Company concluded that this change in accounting for programming inventory costs was preferable after giving consideration to the cumulative impact that marketplace and technological changes have had in broadening the variety of viewing options and period over which consumers are now experiencing HBO’s programming.

Since this change involves a revision to an inventory costing principle, the change is reflected retrospectively for all prior periods presented, including the impact that such a change had on retained earnings for the earliest year presented. This change did not impact the Company’s basic or diluted net income per share. The following tables set forth certain changes to the Company’s consolidated statements of operations and balance sheets as a result of the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change in the method of accounting for HBO’s programming inventory costs for the years ended December 31, 2005 and 2004 and as of December 31, 2005:

	Impact of Change
	for Adoption
	Year Ended December 31,
	2005	2004
	(millions)
	increase (decrease)

Consolidated Statement of Operations
Costs of revenues	$(8)	$31
Operating Income	(8)	31
Income before income taxes, discontinued operations and cumulative effect of accounting change	(8)	31
Net income	(5)	19

Impact of Change for
Adoption
December 31, 2005
(millions)
increase (decrease)

Consolidated Balance Sheet
Inventories (current and non current)	$291
Deferred income tax and other liabilities, net	(108)
Accumulated deficit	183

Discontinued Operations

As discussed more fully in Note 2 and Note 4, the Company has reflected the operations of the Transferred Systems (as defined in Note 2 below), Time Warner Book Group (“TWBG”), the Turner South network (“Turner South”) and Warner Music Group (“WMG”) as discontinued operations for all periods presented.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

On December 31, 2006, the Company adopted the provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits (“FAS 158”). FAS 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans (“plans”). Specifically, FAS 158 requires companies to recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status as of the end of the company’s fiscal year, the offset of which is recorded, net of tax, as a component of accumulated other comprehensive income in shareholders’ equity. As a result of adopting FAS 158, on December 31, 2006, the Company reflected the funded status of its plans by reducing its net pension asset by approximately $655 million to reflect actuarial and investment losses that had been deferred pursuant to prior pension accounting rules and recording a corresponding deferred tax asset of approximately $240 million and a net after-tax charge of approximately $415 million in accumulated other comprehensive income, net, in shareholders’ equity.

Amounts Related to Securities Litigation

As previously disclosed, in July 2005, the Company reached an agreement in principle for the settlement of the securities class action lawsuits included in the matters consolidated under the caption In re: AOL Time Warner Inc. Securities & “ERISA” Litigation described in Note 17. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $2.4 billion during the second quarter of 2005. Ernst & Young LLP also agreed to a settlement in this litigation matter and paid $100 million. Pursuant to the settlement, in October 2005, Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the members of the class represented in the action. The court issued an order dated April 6, 2006 granting final approval of the settlement, and the time to appeal that decision has expired. In connection with the settlement, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the U.S. Department of Justice (“DOJ”) was transferred to the MSBI Settlement Fund. In addition, the $300 million the Company previously paid into an SEC Fair Fund as a condition of the settlement of its SEC investigation will be distributed to investors through the MSBI settlement process pursuant to an order issued by the U.S. District Court for the District of Columbia on July 11, 2006. The administration of the settlement is ongoing. The Company also established a reserve of $600 million in the second quarter of 2005 related to the securities litigation, derivative actions and the Employee Retirement Income Security Act (“ERISA”) actions other than the securities class action. Settlements have been reached in many of these cases, including the ERISA and derivative actions.

During the fourth quarter of 2006, the Company established an additional reserve of $600 million related to its remaining securities litigation matters, bringing the total reserve for unresolved claims to approximately $620 million at December 31, 2006. The prior reserve aggregating $3.0 billion established in the second quarter of 2005 had been substantially utilized as a result of the settlements resolving many of the other shareholder lawsuits that had been pending against the Company, including settlements entered into during the fourth quarter of 2006. During February 2007, the Company reached agreements in principle to pay approximately $405 million to settle certain of the remaining claims — amounts consistent with the estimates contemplated in establishing the additional reserve, including approximately $400 million for which agreement in principle was reached on February 14, 2007. However, additional lawsuits remain pending, with plaintiffs in these remaining matters claiming approximately $3.0 billion in aggregated damages with interest. The Company has engaged in, and may in the future engage in, mediation in an attempt to resolve the remaining cases. If the remaining cases cannot be resolved by adjudication on summary judgment or by settlement, trials will ensue in these matters. As of February 22, 2007, the remaining reserve of approximately $215 million reflects the Company’s best estimate, based on the many related securities litigation matters that it has resolved to date, of its financial exposure in the remaining lawsuits. The Company intends to defend the remaining lawsuits vigorously, including through trial. It is possible, however, that the ultimate resolution of these matters could involve amounts materially greater or less than the remaining reserve, depending on various developments in these litigation matters.

Additionally, when the Company established the prior reserve of $3.0 billion in the second quarter of 2005, it was unable to conclude at that time that it was probable that there would be a deduction for a portion of such reserve and, therefore, the Company established a tax reserve related to these matters of approximately $230 million. After review of an interpretation of tax law released by the Internal Revenue Service in the fourth quarter of 2006, circumstances surrounding the Company’s settlements of the consolidated securities class action and other securities litigations, applicable law and other factors, the Company has determined that amounts paid in connection with such settlements should be fully deductible for tax purposes and no reserve is required. Accordingly, during the fourth quarter of 2006, the Company reversed this tax reserve. The Company also believes it is probable that the additional reserve established in the fourth quarter of 2006 is deductible.

The Company recognizes insurance recoveries when it becomes probable that such amounts will be received. The Company recognized insurance recoveries of $57 million related to ERISA matters in 2006. In 2005, the Company reached an agreement with the carriers on its directors and officers insurance policies in connection with the securities and derivative action matters described above (other than the actions alleging violations of ERISA). As a result of this agreement, in 2005, the Company recorded a recovery of approximately $206 million.

Government Investigations

As previously disclosed by the Company, the SEC and the DOJ had conducted investigations into accounting and disclosure practices of the Company. Those investigations focused on advertising transactions, principally involving the Company’s AOL segment, the methods used by the AOL segment to report its subscriber numbers and the accounting related to the Company’s interest in AOL Europe prior to January 2002. During 2004, the Company

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established $510 million in legal reserves related to the government investigations, the components of which are discussed in more detail in the following paragraphs.

The Company and its subsidiary, AOL, entered into a settlement with the DOJ in December 2004 that provided for a deferred prosecution arrangement for a two-year period. In December 2006, in accordance with the deferred prosecution arrangement, the DOJ’s complaint against AOL was dismissed. As part of the settlement with the DOJ, in December 2004, the Company paid a penalty of $60 million and established a $150 million fund, which the Company could use to settle related securities litigation. During October 2005, the $150 million was transferred by the Company into the MSBI Settlement Fund for the members of the class covered by the MSBI consolidated securities class action described above under the heading “Amounts Related to Securities Litigation.”

In addition, on March 21, 2005, the Company announced that the SEC had approved the Company’s proposed settlement with the SEC. In connection with the settlement, the Company paid a $300 million penalty in March 2005 that was not deductible for income tax purposes. As described above under the heading “Amounts Related to Securities Litigation,” the $300 million will be distributed to investors in connection with the distribution of proceeds from the settlement of the consolidated securities class action.

Pursuant to the SEC settlement, the Company restated its financial statements for each of the years ended December 31, 2000 through December 31, 2003 to adjust the accounting for certain transactions related to its historical accounting for Advertising revenues in certain transactions, primarily in the second half of 2000 and in 2001 and 2002, and its historical accounting for its investment in and consolidation of AOL Europe. In addition, an independent examiner was appointed to determine whether the Company’s accounting for certain additional transactions was in conformity with GAAP. During the third quarter of 2006, the independent examiner completed his review and, in accordance with the terms of the SEC settlement, provided a report to the Company’s audit and finance committee of his conclusions. As a result of the conclusions, the Company’s consolidated financial results were restated for each of the years ended December 31, 2000 through December 31, 2005 and for the three months ended March 31, 2006 and the three and six months ended June 30, 2006. The impact of the adjustments made was reflected in amendments filed with the SEC on September 13, 2006.

Recent Accounting Standards

Accounting for Sabbatical Leave and Other Similar Benefits

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”). EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. The provisions of EITF 06-02 became effective for Time Warner as of January 1, 2007 with respect to certain sabbatical leave and other employment arrangements that are similar to a sabbatical leave and are expected to result in an increase to accumulated deficit of approximately $75 million ($46 million, net of tax).

Income Statement Classification of Taxes Collected from Customers

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective for Time Warner as of January 1, 2007. EITF 06-03 is not expected to have a material impact on the Company’s consolidated financial statements.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the tax benefits related to tax positions that are more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 became effective for Time Warner as of the beginning of the Company’s 2007 fiscal year. The cumulative impact of this guidance is expected to result in a decrease to accumulated deficit on January 1, 2007 of approximately $500 million.

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

Quantifying Effects of Prior Years Misstatements in Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and statement of operations approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 became effective for Time Warner in the fourth quarter of 2006 and did not have a material impact on the Company’s consolidated financial statements.

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company currently is evaluating whether to elect the option provided for in this standard. If elected, FAS 159 would be effective for Time Warner as of January 1, 2008.

Summary of Significant Accounting Policies

Cash and Equivalents

Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. The Filmed Entertainment segment has recorded deposits in connection with certain film co-financing

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements. This cash is restricted and can only be used for the production of the co-financed films. In addition, in 2005, the Company transferred $150 million, previously reflected as Restricted cash on the Company’s consolidated balance sheet, into the MSBI Settlement Fund for members of the class covered by the consolidated securities class action as described in Note 17.

Investments

Investments in companies in which Time Warner has significant influence, but less than a controlling voting interest, are accounted for using the equity method. This is generally presumed to exist when Time Warner owns between 20% and 50% of the investee. However, in certain circumstances, Time Warner’s ownership percentage exceeds 50% but the Company accounts for the investment using the equity method of accounting because the minority shareholders hold rights that allow them to participate in certain operations of the business.

Under the equity method of accounting, only Time Warner’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only Time Warner’s share of the investee’s earnings (losses) is included in the consolidated statement of operations; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated statement of cash flows. In circumstances in which the Company’s ownership in an investee is in the form of a preferred security or otherwise senior security, Time Warner’s share in the investee’s income or loss is determined by applying the equity method of accounting using the “hypothetical-liquidation-at-book-value” method. Under the hypothetical-liquidation-at-book-value method, the investor’s share of earnings or losses is determined based on changes in the investor’s claim in the book value of the investee. Additionally, the carrying value of investments accounted for using the equity method of accounting is adjusted downward to reflect any other-than-temporary declines in value (see “Asset Impairments” below).

Investments in companies in which Time Warner does not have a controlling interest or is unable to exert significant influence are accounted for at market value if the investments are publicly traded and any resale restrictions are less than one year (“available-for-sale investments”). If there are resale restrictions greater than one year or if the investment is not publicly traded then the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported, net-of-tax, in the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income, net, until the investment is sold or considered impaired (see “Asset Impairments” below), at which time the realized gain or loss is included in Other income, net. Dividends and other distributions of earnings from both market-value investments and investments accounted for at cost are included in Other income, net, when declared.

Accounts Receivable Securitization Facilities

Time Warner has certain accounts receivable securitization facilities that provide for the accelerated receipt of cash on available accounts receivable. These securitization transactions are accounted for as sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125 (“FAS 140”), because the Company has relinquished control of the receivables. For further information, see Note 8.

Derivative Instruments

The Company accounts for derivative instruments in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 138”), and FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. In addition, these pronouncements provide that for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in fair value of the hedged assets,

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities or firm commitments through earnings or recognized in shareholders’ equity as a component of accumulated other comprehensive income, net, until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company uses derivative instruments principally to manage the risk associated with movements in foreign currency exchange rates and the risk that changes in interest rates will affect the fair value or cash flows of its debt obligations. See Note 15 for additional information regarding derivative instruments held by the Company and risk management strategies.

Financial Instruments

Based on the interest rates prevailing at December 31, 2006, the fair value of Time Warner’s fixed-rate debt exceeded its carrying value by $1.536 billion (Note 8). Additionally, certain differences exist between the carrying value and fair value of the Company’s other financial instruments; however, these differences are not significant at December 31, 2006. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Additions to property, plant and equipment generally include material, labor and overhead. Depreciation, which includes amortization of capital leases, is provided generally on the straight-line method over estimated useful lives. Time Warner evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives. Property, plant and equipment, including capital leases, consists of:

	December 31,		Estimated
	2006	2005	Useful Lives
	(millions)

Land and buildings(a)	$3,590	$3,236	7 to 40 years
Cable distribution systems	10,531	7,397	3 to 25 years(b	)
Cable converters and modems	3,630	2,772	3 to 4 years
Furniture, fixtures and other equipment	8,559	7,298	2 to 10 years

	26,310	20,703
Less accumulated depreciation	(9,535)	(7,807)

Total	$16,775	$12,896

(a)	Land is not depreciated.
(b)	Weighted-average useful lives for distribution systems is approximately 12 years.

Capitalized Software Costs

Time Warner capitalizes certain costs incurred for the development of internal use software. These costs, which include the costs associated with coding, software configuration, upgrades and enhancements, are included in Property, plant and equipment in the accompanying consolidated balance sheet.

AOL’s web services are comprised of various features, which contribute to its overall functionality. AOL capitalizes costs incurred for the production of computer software that generates the functionality within its products. Capitalized costs typically include direct labor and related overhead for software produced by AOL, as well as the cost of software purchased from third parties. Costs incurred for a product prior to the determination that the product is technologically feasible (research and development costs), as well as maintenance costs for established products, are expensed as incurred. Once technological feasibility has been established, such costs

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are capitalized until the software has completed testing and is mass-marketed. Amortization is provided on a product-by-product basis using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of the product release. Included in costs of revenues are research and development costs totaling $114 million in 2006, $123 million in 2005 and $134 million in 2004. The total net book value of capitalized software costs was $97 million and $189 million as of December 31, 2006 and December 31, 2005, respectively. Such amounts are included in Other assets in the accompanying consolidated balance sheet. Amortization of capitalized software costs was $107 million in 2006, $100 million in 2005 and $134 million in 2004.

Intangible Assets

As a creator and distributor of branded information and copyrighted entertainment products, Time Warner has a significant number of intangible assets, including cable television and sports franchises, acquired film and television libraries and other copyrighted products, trademarks and customer subscriber lists. In accordance with GAAP, Time Warner does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films and television series, generally are either expensed as incurred or capitalized as tangible assets, as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increase in asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands, such as magazine titles and new television networks, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset on the consolidated balance sheet. However, intangible assets acquired in business combinations accounted for under the purchase method of accounting are recorded at fair value on the Company’s consolidated balance sheet.

Asset Impairments

Investments

The Company’s investments consist of fair-value investments, including available-for-sale investments, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. The Company regularly reviews its investment securities for impairment based on criteria that include the extent to which carrying value exceeds its related market value, the financial condition of the investee, and the intent and ability to retain the investment for a sufficient period of time to allow for recovery of the market value of the investments. For more information, see Note 6.

Long-Lived Assets

Long-lived assets, including finite-lived intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining the extent of an impairment, if any, typically requires various estimates and assumptions, including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, the Company uses internal cash flow estimates, quoted market prices and appraisals, as appropriate, to determine fair value.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets, primarily certain franchise assets, trademarks and brand names, are tested annually as of December 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of the unit. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow model. The use of a discounted cash flow model often involves the use of significant estimates and assumptions. For more information, see Note 3.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Pension Plans

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FAS 123R, which requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award. For more information, refer to Note 12 below and “Changes in Basis of Presentation” above.

Revenues and Costs

AOL

Advertising and Other revenues are recognized as the services are performed or when the goods are delivered. AOL generates Advertising revenues by directly selling advertising or through transaction-based arrangements. Advertising revenues related to advertising sold by AOL are generally categorized into two types of contracts: standard and nonstandard. The revenues derived from standard advertising contracts, in which AOL provides a minimum number of impressions for a fixed fee, are recognized as the impressions are delivered. The revenues derived from nonstandard advertising contracts, which provide carriage, advisory services, premier placements and exclusivities, navigation benefits, brand affiliation and other benefits, are recognized on a straight-line basis over the term of the contract, provided that AOL is meeting its obligations under the contract (e.g., delivery of impressions). In cases where refund arrangements exist, upon the expiration of the condition related to the refund, revenue directly related to the refundable fee is recognized on a straight-line basis over the remaining term of the agreement. Transaction-based arrangements generally involve either arrangements in which AOL performs advertising and promotion through prominent display of a customer’s content or search results on one of AOL’s services or arrangements in which AOL’s Advertising.com, Inc. (“Advertising.com”) subsidiary purchases and resells advertising on a third-party website. As compensation for display of a partner’s content or search results, AOL is paid a share of the partner’s advertising revenues. For performance-based advertising, AOL is paid an agreed-upon fee based on customer specified results, such as registrations or sales leads. Advertising revenues related to these transaction-based arrangements are recognized when the amount is determinable (i.e., generally when performance reporting is received from the partner). Deferred revenue consists primarily of prepaid advertising fees and monthly and annual prepaid subscription fees billed in advance.

The accounting rules for advertising barter transactions require that historical cash advertising of a similar nature exist in order to support the recognition of advertising barter revenues. The criteria under the accounting rules used to determine if a barter and cash transaction are considered “similar” include circulation, exposure or saturation within an intended market, timing, prominence, demographics and duration. In addition, when a cash transaction has been used to support an equivalent quantity and dollar amount of barter revenues, the same cash transaction cannot serve as evidence of fair value for any other barter transaction. While not required by the accounting rules, AOL management has adopted a more conservative policy by establishing an additional size criterion to the determination of “similar.” Pursuant to such criterion, beginning in 2003, an individual cash advertising transaction of comparable average value or higher value must exist in order for revenue to be recognized on an intercompany or third-party advertising barter transaction. Said differently, no intercompany or third-party

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

advertising barter revenue is recognized if a cash advertising transaction of comparable average value or higher value has not been entered into in the past six months, even if all of the other accounting criteria have been satisfied.

Cable

Cable revenues are principally derived from video, high-speed data and Digital Phone subscriber fees and advertising. Subscriber fees are recorded as revenues in the period that the service is provided. Subscription revenues received from subscribers who purchase bundled services at a discounted rate are allocated to each product in a pro-rata manner based on the individual product’s determined fair value. Installation revenues obtained from subscriber service connections are recognized in accordance with FASB Statement No. 51, Financial Reporting by Television Cable Companies, as a component of Subscription revenues as the connections are completed since installation revenues recognized are less than the related direct selling costs. Advertising revenues, including those from advertising purchased by programmers, are recognized in the period that the advertisements are exhibited.

Video programming, high-speed data and Digital Phone costs are recorded as the services are provided. Video programming costs are recorded based on TWC’s contractual agreements with programming vendors, which are generally multi-year agreements that provide for TWC to make payments to the programming vendors at agreed upon rates, which represent fair market value, based on the number of subscribers to which TWC provides the service. If a programming contract expires prior to entering into a new agreement, TWC management is required to estimate the programming costs during the period there is no contract in place. TWC management considers the previous contractual rates, inflation and the status of the negotiations in determining its estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. TWC management must also make estimates in the recognition of programming expense related to other items, such as the accounting for free periods, “most-favored-nation” clauses and service interruptions, as well as the allocation of consideration exchanged between the parties in multiple element transactions.

Launch fees received by TWC from programming vendors are recognized as a reduction of expense on a straight-line basis over the life of the related programming arrangement. Amounts received by TWC from programming vendors representing the reimbursement of marketing costs are recognized as a reduction in marketing expense as the marketing services are provided.

Publishing

Magazine Subscription and Advertising revenues are recognized at the magazine cover date. The unearned portion of magazine subscriptions is deferred until the magazine cover date. Upon the cover date, a proportionate share of the gross subscription price is included in revenues, net of any commissions paid to subscription agents. Also included in Subscription revenues are revenues generated from single-copy sales of magazines through retail outlets such as newsstands, supermarkets, convenience stores and drugstores, which may or may not result in future subscription sales.

Certain products, such as merchandise, are sold to customers with the right to return unsold items. Revenues from such sales are recognized when the products are shipped, based on gross sales less a provision for future estimated returns based on historical experience.

Inventories of merchandise are stated at the lower of cost or estimated realizable value. Cost is determined using primarily the first-in, first-out method, or, alternatively, the average cost method. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost. See Note 7 for additional discussion of inventory.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Networks

The Networks segment recognizes Subscription revenues as services are provided based on the per subscriber negotiated contractual programming rate for each affiliate and the estimated number of subscribers at the respective affiliate. If a programming contract with an affiliate expires and programming services continue to be delivered to the affiliate prior to entering into a new agreement, management at the applicable company in the Networks segment estimates the revenue earned during the period there is no contract in place. Management considers factors such as the previous contractual rates, inflation, current payments by the affiliate and the status of the negotiations in determining its estimates. When the programming contract terms are finalized, an adjustment to revenue is recorded, if necessary, to reflect the terms of the new contract.

In the normal course of business, the Networks segment enters into long-term license agreements to acquire programming rights. An asset and liability related to these rights are created (on a discounted basis) when (i) the cost of each program is reasonably determined, (ii) the program material has been accepted in accordance with the terms, and (iii) the program is available for its first showing or telecast. As discussed below, there are slight variations in the accounting depending on whether the network is advertising supported (e.g., TNT and TBS) or not advertising supported (e.g., HBO).

For advertising-supported networks, the Company’s general policy is to amortize the programming costs on a straight-line basis (or per-play basis, if greater) over the licensing period. There are, however, exceptions to this general rule. For example, because of the significance of the rights fees paid for sports programming licensing arrangements (e.g., the NBA and MLB), programming costs are amortized using an income-forecast model, in which total revenue generated under the sports programming is estimated and the costs associated with this programming are amortized as revenue is earned, based on the relationship that the programming costs bear to total estimated revenues, which approximates the pattern with which the network will use and benefit from providing the sports programming. In addition, based on historical advertising sales, the Company believes that, for certain types of programming, the initial airing has more value than subsequent airings. In these circumstances, the Company will use an accelerated method of amortization. Specifically, if the Company is licensing the right to air a movie multiple times over a certain period and the movie is being shown to the public for the first time on a Company network (a “Premiere Movie”), a portion of the licensing cost is amortized on the initial airing of the movie, with the remaining cost amortized on a straight-line basis (or per-play basis, if greater) over the remaining licensing period. The amortization to accelerate in the first showing versus subsequent showings is determined based on a study of historical advertising sales for similar programming.

For a premium cable network that is not advertising supported (e.g., HBO), programming costs are amortized on a straight-line basis over the programming’s license period or estimated period of use of the related shows, beginning with the month of initial exhibition. When the Company has the right to exhibit feature theatrical programming in multiple windows over a number of years, the Company uses historical audience performance as its basis for determining the amount of a film’s programming amortization attributable to each window.

The Company records programming arrangements (e.g., film inventory, sports rights, etc.) at the lower of unamortized cost or estimated net realizable value. For cable networks (e.g., TBS, TNT, etc.), that earn both Advertising and Subscription revenues, the Company evaluates the net realizable value of unamortized cost based on the package of programming provided to the subscribers by the network. Specifically, in determining whether the programming arrangements for a particular network are impaired, the Company determines the net realizable value for all of the network’s programming arrangements based on a projection of the network’s estimated combined subscription revenues and advertising revenues. Similarly, given the premise that customers subscribe to a premium service (e.g., HBO) because of the overall quality of its programming, the Company performs its evaluation of the net realizable value of unamortized programming costs based on the package of programming provided to the subscribers by the network. Specifically, the Company determines the net realizable value for all of its premium service programming arrangements based on projections of estimated subscription revenues.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Filmed Entertainment

Feature films are produced or acquired for initial exhibition in theaters, followed by distribution in the home video, video-on-demand, pay cable, basic cable and broadcast network markets. Generally, distribution to the home video, pay cable, basic cable and broadcast network markets commences within three years of initial theatrical release. Theatrical revenues are recognized as the films are exhibited. Revenues from home video sales are recognized at the later of the delivery date or the date that video units are made widely available-for-sale or rental by retailers based on gross sales less a provision for estimated future returns. Revenues from the distribution of theatrical product to television markets are recognized when the films are available to telecast.

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

License agreements for the telecast of theatrical and television product in the cable, broadcast network and syndicated television markets are routinely entered into well in advance of the available date for telecast, which is generally determined by the telecast privileges granted under previous license agreements. Accordingly, there are significant contractual rights to receive cash and barter under these licensing agreements. For cash contracts, the related revenues (which are discounted based on when cash will be collected) will not be recognized until such product is available for telecast under the contractual terms of the related license agreement. For television barter arrangements,(e.g., arrangements where the consideration from the licensee is in the form of broadcast advertising time that in turn, the Company sells to third-party advertisers) the related revenues will not be recognized until the product is available for telecast and the advertising spots received under such contracts are sold to third parties and aired. All of these contractual rights for which revenue is not yet recognizable are referred to as “backlog.”

Inventories of theatrical and television product consist primarily of DVDs and are stated at the lower of cost or net realizable value. Cost is determined using the average cost method. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost.

Film costs include the unamortized cost of completed theatrical films and television episodes, theatrical films and television series in production and film rights in preparation of development. Film costs are stated at the lower of cost, less accumulated amortization, or fair value. The amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various markets, throughout its life cycle, is determined using the film forecast method. Under this method, the amortization of capitalized costs and the accrual of participations and residuals is based on the proportion of the film’s revenues recognized for such period to the film’s estimated remaining ultimate revenues. Estimated ultimate revenues are revised periodically. Losses are provided in full if estimated ultimate revenues indicate that the carrying value of a film is impaired. See Note 7 for additional details of film costs.

The Company enters into arrangements with third parties to jointly finance many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. In most cases, the form of the arrangement is the sale of an economic interest in a film to a joint venture investor. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, in each period the Company reflects in the statement of operations either a charge or benefit to reflect the estimate of the third-party investor’s interest in the profits or losses incurred on the film. Consistent with the requirements of Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”), the estimate of the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues.

A portion of the costs of acquiring Historic TW Inc. (“Historic TW”) in 2001 and acquiring the remaining Time Warner Entertainment Company, L.P. (“TWE”) content assets in 2003 was allocated to theatrical and television product, including purchased program rights and product that had been exhibited at least once in all markets (“Library”). Library product is amortized using the film-forecast method. See Note 7 for additional details regarding Library.

Barter Transactions

Time Warner enters into transactions that either exchange advertising for advertising (“Advertising Barter”) or advertising for other products and services (“Non-advertising Barter”). Advertising Barter transactions are recorded at the estimated fair value of the advertising given in accordance with the provisions of EITF Issue No. 99-17, Accounting for Advertising Barter Transactions. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Revenues for Non-advertising Barter transactions are recognized at the estimated fair value when the product is available for telecast and the advertising spots received under such contracts are either used or sold to third parties. Revenue from barter transactions is not material to the Company’s consolidated statement of operations for any of the periods presented herein.

Multiple-Element Transactions

Multiple-element transactions involve situations where judgment must be exercised in determining the fair value of the different elements in a bundled transaction. As the term is used here, multiple-element arrangements can involve:

1.	Contemporaneous purchases and sales. The Company sells a product or service (e.g., advertising services) to a customer and at the same time purchases goods or services and/or makes an investment in that customer;

2.	Sales of multiple products and/or services. The Company sells multiple products or services to a counterparty (e.g., Cable sells video, Digital Phone and high-speed data services to a customer); and/or

3.	Purchases of multiple products and/or services, or the settlement of an outstanding item contemporaneous with the purchase of a product or service. The Company purchases multiple products or services from a counterparty (e.g., the Cable segment settles a dispute on an existing programming contract at the same time that it is renegotiating a new programming contract with the same programming vendor).

Contemporaneous Purchases and Sales

In the normal course of business, Time Warner enters into transactions in which it purchases a product or service and/or makes an investment in a customer and at the same time negotiates a contract for the sale of advertising, or other product, to the customer. Contemporaneous transactions may also involve circumstances where the Company is purchasing or selling products and services and settling a dispute. For example, the AOL segment may have negotiated for the sale of advertising at the same time it purchased products or services and/or made an investment in a counterparty. Similarly, when negotiating the terms of programming purchase contracts with cable networks, the Company’s Cable segment may at the same time negotiate for the sale of advertising to the same cable network.

Arrangements, although negotiated contemporaneously, may be documented in one or more contracts. In accounting for such arrangements, the Company looks to the guidance contained in the following authoritative literature:

•	APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”);

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	FASB Statement No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29 (“FAS 153”);

•	EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-09”); and

•	EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”).

The Company’s policy for accounting for each transaction negotiated contemporaneously is to record each element of the transaction based on the respective estimated fair values of the products or services purchased and the products or services sold. If the Company is unable to determine the fair value of one or more of the elements being purchased, revenue recognition is limited to the total consideration received for the products or services sold, less supported payments. For example, if the Company sells advertising to a customer for $10 million in cash and contemporaneously enters into an arrangement to acquire software for $2 million from the same customer, but fair value for the software cannot be reliably determined, the Company would limit the recognized advertising revenue to $8 million and would ascribe no value to the software acquisition. As another example, if the Company sells advertising to a customer for $10 million in cash and contemporaneously invests $2 million in the equity of that same customer at fair value, the Company would recognize advertising revenue of $10 million and would ascribe $2 million to the equity investment. Accordingly, the judgments made in determining fair value in such arrangements impact the amount and period in which revenues, expenses and net income are recognized over the term of the contract.

In determining the fair value of the respective elements, the Company refers to quoted market prices (where available), independent appraisals (where available), historical transactions or comparable cash transactions. In addition, the existence of price protection in the form of “most-favored-nation” clauses or similar contractual provisions are generally indicative that the stated terms of a transaction are at fair value. Additionally, individual elements of a multiple-element transaction whose value is dependent on future performance (and based on independent factors) are generally indicative of fair value terms. For example, consider a multiple-element transaction involving (i) the sale of a business to Company A for $100 million and (ii) an agreement that the Company will act as Company A’s sales agent and receive future commissions based on the volume of future sales generated. Such an arrangement would be indicative of fair value terms because the generation of future commissions is based on an independent factor (i.e., prospective sales levels).

Further, in a contemporaneous purchase and sale transaction, evidence of fair value for one element of a transaction may provide support for the fair value of the other element of a transaction. For example, if the Company sells advertising to a customer and contemporaneously invests in the equity of that same customer, evidence of the fair value of the investment may support the fair value of the advertising sold, since there are only two elements in the arrangement.

Sales of Multiple Products or Services

The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, if the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether it has objective fair value evidence for each deliverable in the transaction. If the Company has objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition accounting policies. However, if the Company is unable to determine objective fair value for one or more undelivered elements of the transaction, the Company recognizes revenue on a straight-line basis over the term of the agreement. For example, the Cable division sells cable, Digital Phone and high-speed data services to subscribers in a bundled package at a rate lower than if the subscriber purchases each product on an individual basis. Subscription revenues received from such subscribers are allocated to each product in a pro-rata manner based on the fair value of each of the respective services.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchases of Multiple Products or Services

The Company’s policy for cost recognition in instances where multiple products or services are purchased contemporaneously from the same counterparty is consistent with the Company’s policy for the sale of multiple deliverables to a customer. Specifically, if the Company enters into a contract for the purchase of multiple products or services, the Company evaluates whether it has fair value evidence for each product or service being purchased. If the Company has fair value evidence for each product or service being purchased, it accounts for each separately, based on the relevant cost recognition accounting policies. However, if the Company is unable to determine fair value for one or more of the purchased elements, the Company would recognize the cost of the transaction on a straight-line basis over the term of the agreement. For example, the Networks segment licenses from a film production company the rights to a group of films and episodic series to run as content on its networks. Because the Networks segment is purchasing multiple products that will be aired over varying times and periods, the cost is allocated among the films and episodic series based on the relative fair value of each product being purchased. Each allocated amount is then accounted for in accordance with the Networks segment’s accounting policy for that specific type of product. Additionally, judgments are also required by management when the Cable segment purchases multiple services from the same cable programming vendor. In these scenarios, the total consideration provided to the programming vendor is required to be allocated to the various services received based upon their respective fair values. Because multiple services from the same programming vendor are often received over different contractual periods and often have different contractual rates, the allocation of consideration to the individual services will have an impact on the timing of the Company’s expense recognition.

This policy also would apply in instances where the Company settles a dispute at the same time the Company purchases a product or service from that same counterparty. For example, the Cable segment may settle a dispute on an existing programming contract with a programming vendor at the same time that it is renegotiating a new programming contract with the same programming vendor. Because the Cable segment is negotiating both the settlement of the dispute and a new programming contract, each of the elements should be accounted for at fair value. The amount allocated to the settlement of the dispute would be recognized immediately, whereas the amount allocated to the new programming contract would be accounted for prospectively, consistent with the accounting for other similar programming agreements.

Gross versus Net Revenue Recognition

In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. Pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, such transactions are recorded on a gross or net basis depending on whether the Company is acting as the principal in a transaction or acting as an agent in the transaction. The Company serves as the principal in transactions in which it has substantial risks and rewards of ownership and, accordingly, records revenue on a gross basis. For those transactions in which the Company does not have substantial risks and rewards of ownership, the Company is considered an agent in the transaction and, accordingly, records revenue on a net basis. To the extent that revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenues less expense) is reflected in Operating Income. Accordingly, the impact on Operating Income is the same whether the Company records revenue on a gross or net basis.

Advertising Costs

Time Warner expenses advertising costs as they are incurred, which is when the advertising is exhibited or aired. Advertising expense to third-parties was $4.557 billion in 2006, $5.141 billion in 2005 and $5.265 billion in 2004. In addition, the Company had advertising costs of $36 million at December 31, 2006 and $125 million at December 31, 2005 recorded in Prepaid and other current assets on its consolidated balance sheet, which primarily related to prepaid advertising.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Income taxes are provided using the asset and liability method prescribed by FASB Statement No. 109, Accounting for Income Taxes. Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recorded as a reduction of goodwill. Research and development credits are recorded based on the amount of benefit the Company believes is probable of being earned. The majority of such research and development benefits have been recorded to shareholders’ equity as they resulted from stock option deductions for which such amounts are recorded as an increase to additional paid-in-capital. Certain other tax credits earned are offset against the cost of inventory or property acquired or produced.

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the group of assets being disposed of comprises a component of the entity; that is, it has historic operations and cash flows that can be clearly distinguished (both operationally and for financial reporting purposes). The Company also determines whether the cash flows associated with the group of assets have been significantly (or will be significantly) eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company has no significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) is reported on the accompanying consolidated statement of shareholders’ equity as a component of retained earnings (accumulated deficit) and consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under GAAP, are excluded from net income (loss). For Time Warner, such items consist primarily of unrealized gains and losses on marketable equity investments, gains and losses on certain derivative financial instruments, foreign currency translation gains (losses) and unfunded and underfunded plan benefit obligations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in shareholders’ equity (in millions):

		Net	Net			Net
	Foreign	Unrealized	Derivative	Net		Accumulated
	Currency	Gains	Financial	Unfunded/		Other
	Translation	(Losses)	Instrument	Underfunded		Comprehensive
	Gains	on	Gains	Benefit		Income
	(Losses)(a)	Securities	(Losses)	Obligation		(Loss)

Balance at December 31, 2003	$(405)	$72	$(33)	$(49)		$(415)
2004 activity	(66)	582	1	4		521

Balance at December 31, 2004	(471)	654	(32)	(45)		106
2005 activity	430	(603)	22	(19)		(170)

Balance at December 31, 2005	(41)	51	(10)	(64)		(64)
2006 activity	347	(12)	8	(415	)(b)	(72)

Balance at December 31, 2006	$306	$39	$(2)	$(479)		$(136)

(a)	2005 includes an adjustment of $439 million for foreign currency translation related to goodwill and intangible assets, including amounts that relate to prior periods (Note 3).
(b)	Reflects the adoption of FAS 158 on December 31, 2006 (Note 13).

Income Per Common Share

Basic income per common share is computed by dividing the net income applicable to common shares after preferred dividend requirements, if any, by the weighted-average of common shares outstanding during the period. Weighted-average basic common shares include shares of Time Warner’s common stock and Series LMCN-V common stock. Diluted income per common share presents basic income per common share after giving effect to convertible securities, stock options, restricted stock, restricted stock units and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

Set forth below is a reconciliation of basic and diluted income per common share before discontinued operations and cumulative effect of accounting change:

	Years Ended December 31,
	2006	2005	2004
	(millions, except per share amounts)

Income before discontinued operations and cumulative effect of accounting change — basic and diluted	$5,114	$2,548	$2,840

Average number of common shares outstanding — basic	4,182.5	4,648.2	4,560.2
Dilutive effect of stock options and restricted stock	38.2	41.4	57.4
Dilutive effect of mandatorily convertible preferred stock	4.1	20.4	77.1

Average number of common shares outstanding — diluted	4,224.8	4,710.0	4,694.7

Income per common share before discontinued operations and cumulative effect of accounting change:
Basic	$1.22	$0.55	$0.62

Diluted	$1.21	$0.54	$0.60

Diluted income per common share for 2006, 2005 and 2004 excludes approximately 404 million, 391 million and 427 million, respectively, of common shares issuable under the Company’s stock compensation plans because do not have a dilutive effect.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	TIME WARNER CABLE INC.

Adelphia Acquisition and Related Transactions

On July 31, 2006, a subsidiary of Time Warner Cable Inc. (together with its subsidiaries, “TWC”), Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (together with its subsidiaries, “Comcast”) completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) (the “Adelphia Acquisition”). At the closing of the Adelphia Acquisition, TW NY paid approximately $8.9 billion in cash, after giving effect to certain purchase price adjustments, and shares representing approximately 16% of TWC’s outstanding common stock valued at approximately $5.5 billion for the portion of the Adelphia assets it acquired. The valuation of approximately $5.5 billion for the approximately 16% interest in TWC as of July 31, 2006 was determined using discounted cash flow and market comparable valuation models. The discounted cash flow valuation model was based upon TWC’s estimated future cash flows derived from its business plan and utilized a discount rate consistent with the inherent risk in the business. The 16% interest reflects 155,913,430 shares of TWC Class A common stock issued to Adelphia, which were valued at $35.28 per share for purposes of the Adelphia Acquisition. In accordance with SAB 51, in 2006 the Company recognized a gain of approximately $1.771 billion related to the shares of TWC Class A common stock issued in the Adelphia Acquisition, which has been reflected in shareholders’ equity as an adjustment to paid-in-capital.

On July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC, were redeemed. Specifically, Comcast’s 17.9% interest in TWC was redeemed in exchange for 100% of the capital stock of a subsidiary of TWC holding both cable systems serving approximately 589,000 subscribers, with an estimated fair value of approximately $2.5 billion, as determined using discounted cash flow and market comparable valuation models, and approximately $1.9 billion in cash (the “TWC Redemption”). In addition, Comcast’s 4.7% interest in TWE was redeemed in exchange for 100% of the equity interests in a subsidiary of TWE holding both cable systems serving approximately 162,000 subscribers, with an estimated fair value of approximately $630 million, as determined using discounted cash flow and market comparable valuation models, and approximately $147 million in cash (the “TWE Redemption” and, together with the TWC Redemption, the “Redemptions”). The discounted cash flow valuation model was based upon TWC’s estimated future cash flows derived from its business plan and utilized a discount rate consistent with the inherent risk in the business. The TWC Redemption was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended. For accounting purposes, the Redemptions were treated as an acquisition of Comcast’s minority interests in TWC and TWE and a disposition of the cable systems that were transferred to Comcast. The purchase of the minority interests resulted in a reduction of goodwill of $738 million related to the excess of the carrying value of the Comcast minority interests over the total fair value of the Redemptions. In addition, the disposition of the cable systems resulted in an after-tax gain of $945 million, included in discontinued operations, which is comprised of a $131 million pretax gain (calculated as the difference between the carrying value of the systems acquired by Comcast in the Redemptions totaling $2.969 billion and the estimated fair value of $3.100 billion) and a net tax benefit of $814 million, including the reversal of historical deferred tax liabilities of approximately $838 million that had existed on systems transferred to Comcast in the TWC Redemption. At December 31, 2005, the net deferred tax liabilities on such systems were included in noncurrent liabilities of discontinued operations.

Following the Redemptions and the Adelphia Acquisition, on July 31, 2006, TW NY and subsidiaries of Comcast swapped certain cable systems, most of which were acquired from Adelphia, each with an estimated value of approximately $8.7 billion, as determined using discounted cash flow and market comparable valuation models, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Adelphia/Comcast Transactions”), and TW NY paid Comcast approximately $67 million for certain adjustments related to the Exchange. The discounted cash flow valuation model was based upon TWC’s estimated future cash flows derived from its business plan and utilized a discount rate consistent with the inherent risk in the business. The Exchange was accounted for as a purchase of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cable systems from Comcast and a sale of TW NY’s cable systems to Comcast. The systems exchanged by TW NY included Urban Cable Works of Philadelphia, L.P. (“Urban Cable”) and systems acquired from Adelphia. The Company did not record a gain or loss on systems TW NY acquired from Adelphia and transferred to Comcast in the Exchange because such systems were recorded at fair value in the Adelphia Acquisition. The Company did, however, record a pretax gain of $34 million ($27 million net of tax) on the Exchange related to the disposition of Urban Cable. This gain is included as a component of discontinued operations in the accompanying consolidated statement of operations in 2006.

The purchase price for each of the Adelphia Acquisition and the Exchange is as follows (millions):

Cash consideration for the Adelphia Acquisition	$8,935
Fair value of equity consideration for the Adelphia Acquisition	5,500
Fair value of Urban Cable	190
Other costs	235

Total	$14,860

Other costs consist of (i) a contractual closing adjustment totaling $67 million relating to the Exchange, (ii) $113 million of total transaction costs and (iii) $55 million of transaction-related taxes.

The purchase price allocation for the Adelphia Acquisition and the Exchange is as follows at December, 31, 2006 (millions):

		Depreciation
		Amortization
		Periods(a)

Intangible assets not subject to amortization (cable franchise rights)	$10,487	non-amortizable
Intangible assets subject to amortization (primarily customer relationships)	882	4 years
Property, plant and equipment (primarily cable television equipment)	2,490	1-20 years
Other assets	149	not applicable
Goodwill	1,050	non-amortizable
Liabilities	(198)	not applicable

Total	$14,860

(a)	Intangible assets and goodwill associated with the Adelphia Acquisition are deductible over a 15-year period for tax purposes and would reduce net cash tax payments by more than $300 million per year beginning in 2008, assuming the following: straight-line amortization deductions over 15 years, sufficient taxable income to utilize the amortization deductions, and a 38% effective tax rate.

The allocation of the purchase price for the Adelphia Acquisition and the Exchange, which primarily used a discounted cash flow approach with respect to identified intangible assets and a combination of the cost and market approaches with respect to property, plant and equipment, is being finalized and the Company does not expect any material changes to the allocation reflected above. The discounted cash flow approach was based upon management’s estimated future cash flows from the acquired assets and liabilities and utilized a discount rate consistent with the inherent risk associated with the acquired assets and liabilities.

In connection with the closing of the Adelphia Acquisition, the $8.9 billion cash payment was funded by borrowings under the Cable Revolving Facility, the Cable Term Facilities, the issuance of TWC commercial paper and the proceeds of the private placement issuance by TW NY of $300 million of non-voting Series A Preferred Equity Membership Units with a mandatory redemption date of August 1, 2013 and a cash dividend rate of 8.21% per annum. In connection with the TWC Redemption, the $1.9 billion in cash was funded through the issuance of TWC commercial paper and borrowings under the Cable Revolving Facility. In addition, in connection with the TWE Redemption, the $147 million in cash was funded by the repayment of a pre-existing loan TWE had

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

made to TWC (which repayment TWC funded through the issuance of commercial paper and borrowings under the Cable Revolving Facility).

The results of the systems acquired in connection with the Adelphia/Comcast Transactions have been included in the consolidated statement of operations since the closing of the transactions on July 31, 2006. The systems transferred to Comcast in connection with the Redemptions and the Exchange (the “Transferred Systems”), including the gains discussed above, have been reflected as discontinued operations in the consolidated statement of operations for all periods presented. See Note 4 for additional information regarding the discontinued operations.

The following schedule presents 2006 and 2005 supplemental unaudited pro forma information as if the Adelphia/Comcast Transactions had occurred on January 1, 2005. The unaudited pro forma information is presented based on information available, is intended for informational purposes only and is not necessarily indicative of and does not purport to represent what Time Warner’s future financial condition or operating results will be after giving effect to the Adelphia/Comcast Transactions and does not reflect actions that may be undertaken by management in integrating these businesses (e.g., the cost of incremental capital expenditures). In addition, this information does not reflect financial and operating benefits TWC expects to realize as a result of the Adelphia/Comcast Transactions. In addition, the supplemental pro forma information does not reflect the impact of any other acquisitions completed during 2006, including Court TV, the results of which have been included in the consolidated operating results retroactive to the beginning of 2006. Court TV had revenues and Operating Income of $255 million and $40 million, respectively, in 2005 (millions, except per share data).

	Pro Forma
	Year Ended December 31,
	2006	2005
	(unaudited)

Revenues	$46,395	$45,840
Costs of revenues(a)	(23,790)	(24,105)
Selling, general and administrative expenses(a)	(10,437)	(10,566)
Other, net	(531)	(2,987)

Operating Income before Depreciation and Amortization	11,637	8,182
Depreciation	(3,314)	(3,201)
Amortization	(734)	(806)

Operating Income	7,589	4,175
Interest expense, net	(2,051)	(1,912)
Other income, net	798	973

Income before income taxes, discontinued operations and cumulative effect of accounting change	6,336	3,236
Income tax provision	(1,299)	(919)

Income before discontinued operations and cumulative effect of accounting change	$5,037	$2,317

Basic net income per common share before discontinued operations and cumulative effect of accounting change	$1.20	$0.50
Diluted net income per common share before discontinued operations and cumulative effect of accounting change	$1.19	$0.49

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

As a result of the closing of the Adelphia/Comcast Transactions, TWC gained systems with approximately 3.2 million net basic video subscribers. As of February 23, 2007, Time Warner owns approximately 84% of TWC’s outstanding common stock (including approximately 83% of the outstanding TWC Class A common stock and all outstanding shares of TWC Class B common stock), as well as an indirect approximately 12% non-voting interest in TW NY. Comcast no longer has an interest in TWC or TWE.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934 on the same day. Under the terms of the reorganization plan, most of the shares of TWC Class A Common Stock that Adelphia received in the Adelphia Acquisition (representing approximately 16% of TWC’s outstanding common stock) are being distributed to Adelphia’s creditors.

At the closing of the Adelphia Acquisition, TWC and Adelphia entered into a registration rights and sale agreement (the “RRA”), which governed the disposition of the shares of TWC’s Class A common stock received by Adelphia in the Adelphia Acquisition. Upon the effectiveness of Adelphia’s plan of reorganization, the parties’ obligations under the RRA terminated.

FCC Order Approving the Transactions with Adelphia and Comcast

In its order approving the Adelphia Acquisition, the Federal Communications Commission (the “FCC”) imposed conditions on TWC related to regional sports networks (“RSNs”), as defined in the order, and the resolution of disputes pursuant to the FCC’s leased access regulations. In particular, the order provides that neither TWC nor its affiliates may offer an affiliated RSN on an exclusive basis to any multichannel video programming distributor (“MVPD”). In addition, TWC may not unduly or improperly influence: (i) the decision of any affiliated RSN to sell programming to an unaffiliated MVPD; or (ii) the prices, terms, and conditions of sale of programming by an affiliated RSN to an unaffiliated MVPD. If an MVPD and an affiliated RSN cannot reach an agreement on the terms and conditions of carriage, the MVPD may elect commercial arbitration to resolve the dispute. In addition, if an unaffiliated RSN is denied carriage by TWC, it may elect commercial arbitration to resolve the dispute. With respect to leased access, if an unaffiliated programmer is unable to reach an agreement with TWC, that programmer may elect commercial arbitration to resolve the dispute, with the arbitrator being required to resolve the dispute using the FCC’s existing rate formula relating to pricing terms. The application and scope of these conditions, which will expire in July 2012, have not yet been tested. TWC retains the right to obtain FCC and judicial review of any arbitration awards made pursuant to these conditions.

Dissolution of Texas/Kansas City Cable Joint Venture

Texas and Kansas City Cable Partners, L.P. (“TKCCP”) is a 50-50 joint venture between Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) (a partnership of TWE and the Advance/Newhouse Partnership) and Comcast. In accordance with the terms of the TKCCP partnership agreement, on July 3, 2006, Comcast notified TWC of its election to trigger the dissolution of the partnership and its decision to allocate all of TKCCP’s debt, which totaled approximately $2 billion, to the pool of assets consisting of the Houston cable systems (the “Houston Pool”). On August 1, 2006, TWC notified Comcast of its election to receive the pool of assets consisting of the Kansas City, south and west Texas and New Mexico cable systems (the “Kansas City Pool”). On October 2, 2006, TWC received approximately $630 million from Comcast due to the repayment of debt owed by TKCCP to TWE-A/N that had been allocated to the Houston Pool. Since July 1, 2006, TWC has been entitled to 100% of the economic interest in the Kansas City Pool (and has recognized such interest pursuant to the equity method of accounting), and it has not been entitled to any economic benefits of ownership from the Houston Pool.

On January 1, 2007, TKCCP distributed its assets to its partners. TWC received the Kansas City Pool, which served approximately 788,000 basic video subscribers as of December 31, 2006, and Comcast received the Houston Pool, which served approximately 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. As a result of the asset distribution, TKCCP no longer has any assets, and TWC expects that TKCCP will be formally dissolved in 2007. For accounting purposes, the distribution of TKCCP’s assets has been treated as a sale of the Company’s 50% interest in the Houston Pool, and, as a result, the Company expects to record a pretax gain of approximately $150 million in the first quarter of 2007. For the years ended December 31, 2006 and 2005, the Kansas City Pool had revenues of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$795 million and $691 million, respectively, depreciation and amortization of $120 million and $129 million, respectively, and Operating Income of $155 million and $93 million, respectively.

3.	GOODWILL AND INTANGIBLE ASSETS

As a creator and distributor of branded information and copyrighted entertainment products, Time Warner has a significant number of intangible assets, including cable television and sports franchises, film and television libraries and other copyrighted products, trademarks and customer lists. FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”) requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment at least annually.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit, generally the Company’s operating segments, are determined using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s operating segments’ budgets and business plans, and assumptions are made about the varying perpetual growth rates for periods beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In estimating the fair values of its reporting units, the Company also uses research analyst estimates, as well as comparable market analyses. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed to be impaired and the second step of the impairment test is not performed. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. The most common among these is a “relief from royalty” methodology, which is used in estimating the fair value of the Company’s brands and trademarks, and income methodologies, which are used to value cable franchises. The income methodology used to value the cable franchises entails identifying the projected discrete cash flows related to such franchises and discounting them back to the valuation date. Market and income-based methodologies are used to value sports franchises. Significant assumptions inherent in the methodologies employed include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which similar brands and trademarks are being licensed in the marketplace. The Company determined during its annual impairment reviews for goodwill, which occur in the fourth quarter, that no additional impairments existed at December 31, 2006, 2005 or 2004.

During 2006, the Company recorded a pretax goodwill impairment charge of $200 million to reduce the carrying value of The WB Network’s goodwill prior to its contribution to The CW, as more fully described in Note 4. Additionally, in 2005 the Company recorded a pretax goodwill impairment charge of $24 million related to America Online Latin America, Inc. (“AOLA”). The impairment charges were noncash in nature and did not affect the Company’s liquidity or result in non-compliance with respect to any debt covenants.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in noncurrent assets of discontinued operations for the years ended December 31, 2005 is goodwill of approximately $319 million, respectively. A summary of changes in the Company’s goodwill related to continuing operations during the years ended December 31, 2006 and 2005 by reportable segment is as follows (millions):

		Acquisitions,
	December 31,	Dispositions &		Translation	December 31,
	2005	Adjustments(a)	Impairment(b)	Adjustments	2006

AOL(c)	$3,144	$(249)	$—	$31	$2,926
Cable(d)	1,769	290	—	—	2,059
Filmed Entertainment	5,256	165	—	—	5,421
Networks(e)	20,572	556	(200)	(3)	20,925
Publishing(f)	9,398	41	—	183	9,622

Total	$40,139	$803	$(200)	$211	$40,953

	December 31,	Acquisitions &		Translation	December 31,
	2004	Adjustments(a)	Impairment(b)	Adjustments(g)	2005

AOL	$3,069	$(14)	$(24)	$113	$3,144
Cable	1,783	(14)	—	—	1,769
Filmed Entertainment	5,218	38	—	—	5,256
Networks(e)	20,444	128	—	—	20,572
Publishing(f)	8,875	256	—	267	9,398

Total	$39,389	$394	$(24)	$380	$40,139

(a)	Includes changes in estimates in deferred tax assets and liabilities acquired in purchase business combinations, with the net impact of decreasing goodwill by $107 million in 2006 and increasing goodwill by $207 million in 2005, respectively. The adjustments affected multiple segments.
(b)	2006 relates to a $200 million noncash goodwill impairment charge related to The WB Network. 2005 relates to the $24 million impairment charge of AOLA goodwill in the first quarter of 2005.
(c)	2006 primarily includes $318 million related to the transfer of goodwill to AOL’s European access businesses sold or held for sale as well as the adjustments discussed in (a) above.
(d)	2006 primarily includes goodwill recorded of $1.1 billion in the Adelphia Acquisition and the Exchange, partially offset by a $738 million adjustment to goodwill related to the excess of the carrying value of the Comcast minority interests in TWC and TWE over the total fair value of the Redemptions as well as the adjustments discussed in (a) above. Of the $738 million adjustment to goodwill, $719 million is associated with the TWC Redemption and $19 million is associated with the TWE Redemption. Refer to Note 2 for additional information regarding the Adelphia/Comcast Transactions.
(e)	2006 primarily includes $722 million related to the acquisition of the remaining interest in Court TV partially offset by a $73 million transfer to investment in The CW as well as the adjustments discussed in (a) above. 2005 primarily includes $174 million related to changes in valuation of net deferred tax liabilities related to historical purchase business combinations offset by a $39 million reduction, net of tax, related to reversals of purchase accounting reserves and the adjustments discussed in (a) above.
(f)	2006 primarily includes $127 million related to goodwill associated with the purchase of the remaining interest in Synapse Group, Inc. partially offset by $25 million related to the transfer of Grupo Editorial Expansión’s goodwill to intangible assets and the adjustments discussed in (a) above. 2005 includes $111 million at the Publishing segment related to the purchase price allocation for the acquisition of the remaining ownership interest in Essence Communications Partners (“Essence”) and $75 million related to the preliminary purchase price allocation for the acquisition of Grupo Editorial Expansión as well as the adjustments discussed in (a) above.
(g)	Includes a translation adjustment related to periods prior to January 1, 2005. This adjustment had no impact on consolidated net income or cash flows in the current or any prior period. In addition, the adjustment is not considered material to the consolidated assets or equity of the current or any prior period.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s intangible assets and related accumulated amortization consisted of the following (millions):

	As of December 31, 2006			As of December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization(a)	Net	Gross	Amortization(a)	Net

Intangible assets subject to amortization:
Film library	$3,967	$(1,277)	$2,690	$3,967	$(1,064)	$2,903
Customer lists and other intangible assets(b)	4,457	(1,917)	2,540	2,475	(1,902)	573

Total	$8,424	$(3,194)	$5,230	$6,442	$(2,966)	$3,476

Intangible assets not subject to amortization:
Cable television franchises(c)	$39,342	$(1,294)	$38,048	$28,939	$(1,378)	$27,561
Sports franchises	282	(20)	262	282	(20)	262
Brands, trademarks and other intangible assets(d)	8,570	(257)	8,313	9,801	(257)	9,544

Total	$48,194	$(1,571)	$46,623	$39,022	$(1,655)	$37,367

(a)	Amortization of customer lists and other intangible assets subject to amortization is provided generally on the straight-line method over their respective useful lives. The weighted-average useful life for customer lists is 4 years. The film library is amortized using a film forecast methodology. The Company evaluates the useful lives of its finite-lived intangible assets each reporting period to determine whether events or circumstances warrant revised estimates of useful lives.
(b)	The change in 2006 includes approximately $1.3 billion related to the transfer of certain magazine trademarks from intangible assets not subject to amortization due to a reassessment of their useful lives, $882 million related to acquired customer lists from the Adelphia Acquisition and $79 million related to customer and advertising relationships acquired in the Court TV acquisition, partially offset by $286 million related to the transfer of customer lists to AOL’s European access businesses sold or held for sale. The change in 2005 includes $79 million related to the Truveo, Inc. acquisition for acquired technology, $34 million related to the preliminary allocation of Essence goodwill to tradename and subscriber lists, $31 million related to the Wildseed, Ltd. Acquisition primarily for acquired technology and $30 million related to foreign currency translation of intangibles at AOL Europe and IPC Media.
(c)	The increase is related to $10.5 billion of intangibles acquired in the Adelphia Acquisition and the Exchange.
(d)	The change in 2006 is related to the approximate $1.3 billion aforementioned transfer of certain Publishing magazine trademarks to intangible assets subject to amortization. The change in 2005 includes $29 million related to intangibles at IPC. As a result of increased competition in the publishing business related to certain magazine titles, indefinite-lived tradename intangibles totaling approximately $1.3 billion were assigned a 25 year finite life and amortized beginning January 2006.

The Company recorded amortization expense of $605 million in 2006 compared to $587 million in 2005 and $615 million in 2004. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years ended December 31 is as follows (millions):

2007	$633
2008	594
2009	538
2010	443
2011	277

These amounts may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized.

4.	BUSINESS ACQUISITIONS AND DISPOSITIONS

Parenting and Time4 Media

On January 25, 2007, the Company announced an agreement with a subsidiary of Bonnier AB, a Swedish media company (“Bonnier”), to sell Time Inc.’s Parenting and Time4 Media magazine groups, consisting of 18 of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Time Inc.’s smaller niche magazines. The transaction, which is subject to customary closing conditions, is expected to close in the first quarter of 2007. For the year ended December 31, 2006, the Parenting and Time4 Media magazine groups had revenues and Operating Income of approximately $260 million and $20 million, respectively.

TradeDoubler

On January 15, 2007, AOL announced a cash tender offer to acquire all outstanding shares of TradeDoubler AB (“TradeDoubler”), a European provider of online marketing and sales solutions. If AOL were to acquire all of the outstanding shares of TradeDoubler, the total value of the proposed transaction would be approximately $900 million. The price offered for the outstanding shares is denominated in Swedish Kronor and, as a result, the U.S. dollar amount of the transaction is subject to change as a result of fluctuation in the exchange rates. The completion of the offer is subject to the condition that at least 90% of TradeDoubler’s outstanding shares are tendered in the offer (which condition may be waived by AOL) as well as other customary closing conditions. If the tender offer is successfully completed, AOL’s purchase of TradeDoubler shares pursuant to the offer is expected to occur in the first half of 2007.

Claxson

On December 14, 2006, Turner announced an agreement with Claxson Interactive Group, Inc. (“Claxson”) to purchase seven pay television networks currently operating in Latin America for approximately $235 million (net of cash acquired). The transaction, which is subject to customary closing conditions, is expected to close in the first half of 2007.

Transactions with Liberty

In February 2007, the Company signed a non-binding letter of intent with Liberty Media Corporation (“Liberty”) regarding the exchange of a significant portion of Liberty’s interest in Time Warner for a subsidiary of Time Warner that contains a mix of non-strategic assets, including the Atlanta Braves franchise (the “Braves”) and Leisure Arts, Inc., and cash. The Company and Liberty have submitted to Major League Baseball (the “League”) documents related to the proposed transfer of the Braves. Any sale of a major league baseball team requires the prior approval of the League. There can be no assurance that the League will approve the proposed transfer or that the parties will reach a definitive agreement regarding the proposed transaction.

Sale of AOL’s European Access Businesses

During September and October of 2006, the Company announced the sale of AOL’s European access businesses. On October 31, 2006, the Company completed the sale of AOL’s French access business to Neuf Cegetel S.A. for approximately $360 million in cash. On December 29, 2006, the Company completed the sale of AOL’s U.K. access business to The Carphone Warehouse Group PLC (“Carphone Warehouse”) for approximately $712 million in cash, $476 million of which was paid at closing and the remainder of which is payable over the eighteen months following the closing. The Company recorded pretax gains on these sales of $769 million. In connection with these sales, the Company entered into separate agreements to provide ongoing web services, including content, e-mail and other online tools and services, to the respective purchasers of these businesses. For the year ended December 31, 2006, AOL’s European access business in France and the U.K. had Subscription revenues of $1.024 billion.

On September 17, 2006, the Company announced an agreement to sell AOL’s German access business to Telecom Italia S.p.A. for approximately $870 million in cash (subject to a working capital adjustment), and to enter into a separate agreement to provide ongoing web services, including content, e-mail and other online tools and services, to Telecom Italia S.p.A. upon the closing of the sale. The Company expects to record a pretax gain on this sale of approximately $700 million. The contractual sales price and the related gain for the transaction are denominated in Euros and, as a result, the U.S. dollar amounts presented are subject to change as a result of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fluctuation in the exchange rates. The transaction, which is subject to customary closing conditions, is expected to close in the first quarter of 2007. Accordingly, the assets and liabilities of AOL’s German access business of $219 million and $97 million, respectively, have been reflected as assets and liabilities held for sale as of December 31, 2006 and included in Prepaid expenses and other current assets and Other current liabilities, respectively, in the accompanying consolidated balance sheet. For the year ended December 31, 2006, AOL’s European access business in Germany had Subscription revenues of $538 million.

As a result of the historical interdependency of AOL’s European access and audience businesses, the historic cash flows and operations of the access and audience businesses are not clearly distinguishable. Accordingly, AOL’s European access businesses have not been reflected as discontinued operations in the accompanying consolidated financial statements.

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

Sale of Time Warner Book Group

On March 31, 2006, the Company sold TWBG to Hachette Livre SA, a wholly-owned subsidiary of Lagardère SCA, for $524 million in cash, resulting in a pretax gain of approximately $207 million after taking into account selling costs and working capital adjustments. TWBG has been reflected as discontinued operations for all periods presented. A tax benefit of $24 million was also recognized on this transaction resulting primarily from the release of a valuation allowance associated with tax attribute carryforwards offsetting the tax gain on the transaction.

Sale of Music Segment

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

As of December 31, 2006 and 2005, there are $37 million and $50 million, respectively, of liabilities associated with the former music operations recorded on the Company’s balance sheet. The liabilities are principally related to severance payments to former employees of the music operations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Discontinued Operations

Financial data for the Transferred Systems, Turner South, TWBG and WMG included in discontinued operations for 2006, 2005 and 2004 is as follows (millions):

	Year Ended December 31,
	2006	2005	2004

Total revenues	$564	$1,251	$1,867
Pretax income	594	200	183
Income tax benefit (provision)	819	(77)	51
Net income	1,413	123	234

The tax benefit for the year ended December 31, 2006 resulted primarily from the reversal of historical deferred tax liabilities (included in noncurrent liabilities of discontinued operations at December 31, 2005) that had been established on systems transferred to Comcast in the TWC Redemption, which was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended. As a result, such liabilities were no longer required. However, if the IRS were successful in challenging the tax-free characterization of the TWC Redemption, an additional cash liability on account of taxes of up to an estimated $900 million could become payable by the Company.

Court TV

On May 12, 2006, the Company acquired the remaining 50% interest in Courtroom Television Network LLC (“Court TV”) that it did not already own from Liberty for $697 million in cash, net of cash acquired. As permitted by GAAP, Court TV results have been consolidated retroactive to the beginning of 2006. Previously, the Company had accounted for its investment using the equity method of accounting. As of December 31, 2006, approximately $722 million has been recorded as goodwill and approximately $110 million as intangible assets ($36 million of the intangible assets are not subject to amortization). For the year ended December 31, 2006, Court TV had revenues and Operating Income of $253 million and $31 million, respectively.

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

For the year ended December 31, 2006, The WB Network had revenues and an Operating Loss of $397 million and $321 million, respectively. The WB Network results for 2006 included a goodwill impairment charge of approximately $200 million and $114 million of shutdown costs. The shutdown costs included $87 million related to the termination of certain programming arrangements (primarily licensed movie rights), $6 million related to employee terminations and $21 million related to contractual settlements. Included in the costs to terminate programming arrangements is $47 million of costs related to terminating intercompany programming arrangements with other Time Warner divisions (e.g., New Line) that have been eliminated in consolidation, resulting in a net charge related to programming arrangements of $40 million for the year ended December 31, 2006.

The Company is accounting for its investment in The CW using the equity method of accounting. The Company views its interest in The CW to be the successor to the business previously conducted by The WB Network, and, as such, the Company’s remaining basis in The WB Network (including goodwill) is considered the beginning basis for its 50% interest in The CW. In conjunction with the formation and launch in September 2006 of The CW, the Company assessed The WB Network’s goodwill for impairment. Due to actual ratings levels being

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lower than had been previously estimated and a projected increase in certain programming costs, the forecasted cash flows associated with the Company’s interest had declined. The Company determined in late October 2006 that The WB Network’s goodwill was impaired. Accordingly, as noted above, the Company recorded a pretax impairment charge of $200 million in 2006 to reduce the carrying value of The WB Network’s goodwill prior to its contribution to The CW. The estimate of fair value was determined using a discounted cash flow valuation methodology. The Company’s net investment in The CW is classified as Investments, including available-for-sale-securities in the accompanying consolidated balance sheet.

AOL-Google Alliance

During December 2005, the Company announced that AOL was expanding its strategic alliance with Google Inc. (“Google”) to enhance its global online advertising partnership and make more of AOL’s content available to Google users. In addition, Google agreed to invest $1 billion to acquire a 5% equity interest in a limited liability company that owns all of the outstanding equity interest in AOL. On March 24, 2006, the Company and Google signed definitive agreements governing the investment and the commercial arrangements. Under the alliance, Google will continue to provide search services to AOL’s network of Internet properties worldwide, and will provide AOL with an improved share in revenues generated through searches conducted on the AOL network, which AOL will continue to recognize as advertising revenue when such amounts are earned. Additionally, AOL will continue to pay Google a license fee for the use of its search technology, which AOL will continue to recognize as expense when such amounts have been incurred. Other key aspects of the alliance, and the related accounting, include:

•	AOL Marketplace. Creating an AOL Marketplace through white labeling of Google’s advertising technology, which enables AOL to sell search advertising directly to advertisers on AOL-owned properties. AOL will record as advertising revenue the sponsored-links advertising sold and delivered to third parties. Amounts paid to Google for Google’s share in the sponsored-links advertising sold on the AOL Marketplace will be accounted for by AOL as an expense in the period the advertising is delivered.

•	Distribution and Promotion. Providing AOL $300 million of marketing credits for promotion of AOL’s content on Google-owned Internet properties, as well as $100 million of AOL/Google co-sponsored promotion of AOL properties. The Company believes that this is an advertising barter transaction in which distribution and promotion is being provided in exchange for AOL agreeing to dedicate its search business to Google on an exclusive basis. Because the criteria in EITF Issue No. 99-17, Accounting for Advertising Barter Transactions, for recognizing revenue have not been met, no revenue or expense will be recognized by AOL on this portion of the arrangement.

•	Google AIM Development. Enabling Google Talk and AIM instant messaging users to communicate with each other provided certain conditions are met. Because this agreement does not provide for any revenue share or other fees, there will be no accounting for this arrangement.

AOL and Google also agreed to collaborate in the future to expand on the alliance, including the possible sale by AOL of display advertising on the Google network.

On April 13, 2006, the Company completed its issuance of a 5% equity interest in AOL to Google for $1 billion in cash. In accordance with SAB 51, Time Warner recognized a gain of approximately $801 million, reflected in shareholders’ equity as an adjustment to paid-in-capital, in the second quarter of 2006.

5.	TIME WARNER TELECOM

As of December 31, 2005, the Company owned approximately 50 million shares of Class B common stock of Time Warner Telecom Inc. (“TWT”), a publicly traded telecommunications company. The Company accounted for this investment using the equity method of accounting, and, as a result of the Company’s share in losses of TWT and impairment losses recognized in previous years, the carrying value of the investment was zero. During 2006, the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s subsidiaries participated as selling shareholders in two TWT secondary offerings and converted all of their shares of TWT Class B common stock into TWT Class A common stock and sold the Class A common stock for an aggregate of approximately $800 million, net of underwriters’ commissions. The Company recognized a pretax gain of approximately $800 million, which is included as a component of Other income, net, in the consolidated statement of operations.

6.	INVESTMENTS, INCLUDING AVAILABLE-FOR-SALE SECURITIES

The Company’s investments consist of equity-method investments, fair-value investments, including available-for-sale investments, and cost-method investments. Time Warner’s investments, by category, consist of:

	December 31,
	2006	2005
	(millions)

Equity-method investments	$2,457	$2,551
Fair-value investments, including available-for-sale investments	841	820
Cost-method investments	144	124

Total	$3,442	$3,495

Equity-Method Investments

Investments in companies in which Time Warner has the ability to exert significant influence, but less than a controlling voting interest, are accounted for using the equity method. This is generally presumed to exist when Time Warner owns between 20% and 50% of the investee. However, in certain circumstances, Time Warner’s ownership percentage exceeds 50% but the Company accounts for the investment using the equity method of accounting because the minority shareholders hold rights that allow them to participate in certain operations of the business.

At December 31, 2006, investments accounted for using the equity method, and the ownership percentage held by Time Warner, primarily include the following: TKCCP (50% owned, of which the Company recognized 100% of the operations of the Kansas City Pool, which TWC began consolidating beginning January 1, 2007 as discussed in Note 2), The CW (50% owned), a wireless spectrum joint venture with several other cable companies and Sprint Nextel Corporation (the “Wireless Joint Venture”) (26.6% owned) and certain network and filmed entertainment joint ventures (generally 25-50% owned). In addition, at December 31, 2006, the Company expects to record a pretax gain of approximately $150 million in the first quarter of 2007, as a result of the asset distribution of TKCCP.

At December 31, 2006, the Company’s recorded investment in TKCCP was greater than its equity in the underlying net assets of this equity method investee by approximately $140 million. This difference was primarily due to fair value adjustments recorded in connection with the AOL-Historic TW Merger. The Company’s recorded investments for The CW and the Wireless Joint Venture approximate the Company’s equity interests in the underlying net assets of these equity method investments.

Fair-Value Investments, Including Available-for-Sale Investments

The fair-value investments, including available-for-sale investments, include deferred compensation-related investments, available-for-sale securities and equity derivative instruments of $734 million, $98 million and $9 million, respectively, as of December 31, 2006 and $681 million, $133 million and $6 million, respectively, as of December 31, 2005. Investments in companies in which Time Warner does not have a controlling interest or is unable to exert significant influence are accounted for at fair value if the investments are publicly traded and resale

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restrictions of less than one year exist (“available-for-sale investments”). The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	December 31,
	2006	2005
	(millions)

Cost basis of available-for-sale investments	$36	$50
Gross unrealized gain	62	85
Gross unrealized loss	—	(2)

Fair value of available-for-sale investments	$98	$133

Deferred tax liability	$23	$33

During 2006, 2005 and 2004 there were $25 million, $995 million and $25 million, respectively, of unrealized gains reclassified from accumulated other comprehensive income, net, to Other income, net, in the consolidated statement of operations, based on the specific identification method.

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

2006 Transactions

For the year ended December 31, 2006, the Company recognized net gains of $1.048 billion related to the sale of investments, primarily including an $800 million gain on the sale of the Company’s investment in Time Warner Telecom, a $157 million gain on the sale of the Company’s investment in the Theme Parks and a $51 million gain on the sale of the Company’s investment in Canal Satellite Digital.

2005 Transactions

For the year ended December 31, 2005, the Company recognized net gains of $1.028 billion related to the sale of investments, primarily including a $925 million gain on the sale of the Company’s remaining investment in Google, a $36 million gain, which was previously deferred, related to the Company’s 2002 sale of a portion of its interest in Columbia House Holdings (“Columbia House”) and an $8 million gain on the sale of its 7.5% remaining interest in Columbia House and simultaneous resolution of a contingency for which the Company had previously accrued. In addition, the Company also recorded a $53 million net gain related to the sale of the Company’s option in WMG (Note 4).

2004 Transactions

For the year ended December 31, 2004, the Company recognized net gains of $453 million, related to the sale of investments, primarily including a $188 million gain related to the sale of a portion of the Company’s interest in Google, and a $113 million gain related to the sale of the Company’s interest in VIVA Media AG (“VIVA”) and VIVA Plus, and a $44 million gain on the sale of the Company’s interest in Gateway Inc. (“Gateway”). In addition,

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company also recorded a $50 million fair value adjustment related to the increase in the WMG option’s carrying value (Note 4).

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

For the years ended December 31, 2006, 2005 and 2004, investment gains were partially offset by $7 million, $16 million and $15 million, respectively, of writedowns to reduce the carrying value of certain investments that experienced other-than-temporary declines. The portion of these charges relating to publicly traded securities was $3 million in 2005 and $4 million in 2004. The year ended December 31, 2006 also included $10 million of gains to reflect market fluctuations in equity derivative instruments. The years ended December 31, 2005 and 2004 also included $1 million and $14 million, respectively, of losses to reflect market fluctuations in equity derivative instruments.

While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. or certain foreign equity markets experience declines in value.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INVENTORIES AND FILM COSTS

Inventories and film costs consist of:

	December 31,
	2006	2005
	(millions)

Programming costs, less amortization	$3,287	$3,213
DVDs, books, paper and other merchandise	353	410
Film costs — Theatrical:
Released, less amortization	682	724
Completed and not released	205	123
In production	1,392	782
Development and pre-production	50	80
Film costs — Television:
Released, less amortization	704	529
Completed and not released	158	230
In production	473	545
Development and pre-production	3	2

Total inventories and film costs(a)	7,307	6,638
Less: current portion of inventory(b)	(1,913)	(2,041)

Total noncurrent inventories and film costs	$5,394	$4,597

(a)	Does not include $2.691 billion and $2.903 billion of net film library costs as of December 31, 2006 and December 31, 2005, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet (Note 3).
(b)	Current inventory as of December 31, 2006 and December 31, 2005 is comprised primarily of programming inventory at the Networks segment ($1.558 billion and $1.629 billion, respectively), magazines, paper and other merchandise at the Publishing segment ($145 million and $170 million, respectively), DVDs and videocassettes at the Filmed Entertainment segment ($210 million and $239 million, respectively) and general merchandise at the AOL segment ($3 million as of December 31, 2005).

Approximately 89% of unamortized film costs for released theatrical and television product are expected to be amortized within three years from December 31, 2006. In addition, approximately $1.2 billion of the film costs of released and completed and not released theatrical and television product are expected to be amortized during the twelve month period ending December 31, 2007.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Committed financing capacity and long-term debt consists of (millions):

	Weighted
	Average				Unamortized
	Interest				Discount	2006
	Rate at		2006	Letters	on	Unused	Outstanding Debt
	December 31,		Committed	of	Commercial	Committed	December 31,	December 31,
	2006	Maturities	Capacity	Credit(a)	Paper	Capacity	2006	2005

Cash and equivalents			$1,549	$—	$—	$1,549
Bank credit agreement debt and commercial paper programs(b)	5.66%	2009-2011	21,000	237	20	8,362	$12,381	$1,101
Floating-rate public debt(b)	5.61%	2009	2,000	—	—	—	2,000	—
Fixed-rate public debt(b)(c)	7.18%	2007-2036	20,285	—	—	—	20,285	18,863
Other fixed-rate obligations(d)	8.00%	—	331	—	—	—	331	366

Subtotal			45,165	237	20	9,911	34,997	20,330
Debt due within one year(e)			(64)	—	—	—	(64)	(92)

Total			$45,101	$237	$20	$9,911	$34,933	$20,238

(a)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(b)	The bank credit agreements, commercial paper programs and public debt of the Company rank pari passu with senior debt of the respective obligors thereon. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 10 years.
(c)	The Company has classified $1.546 billion of debt due in 2007 as long-term in the accompanying consolidated balance sheet to reflect management’s ability and intent to refinance the obligation on a long-term basis. Such debt refinancing will be from unused committed capacity of the Company’s bank agreements.
(d)	Includes capital lease obligations.
(e)	Debt due within one year primarily relates to capital lease obligations.

Bank Credit Agreements and Commercial Paper Programs

In the first quarter of 2006, Time Warner and TWC entered into $21.0 billion of bank credit agreements, which consist of an amended and restated $7.0 billion five-year revolving credit facility at Time Warner, an amended and restated $6.0 billion five-year revolving credit facility at TWC (including $2.0 billion of increased commitments), a new $4.0 billion five-year term loan facility at TWC, and a new $4.0 billion three-year term loan facility at TWC. Collectively, these facilities refinanced $11.0 billion of previously existing committed bank financing, while the $2.0 billion increase in the TWC revolving credit facility and the $8.0 billion of new TWC term loan facilities were used to finance, in part, the cash portions of the Adelphia/Comcast Transactions. As discussed below, the increase in the revolving credit facility and the two term loan facilities at TWC became effective concurrent with the closing of the Adelphia Acquisition, and the term loans were fully utilized at that time.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under the TW Facility bear interest at a rate determined by the credit rating of Time Warner, which rate was LIBOR plus 0.27% per annum as of December 31, 2006. In addition, the Borrowers are required to pay a facility fee on the aggregate commitments under the TW Facility at a rate determined by the credit rating of Time Warner, which rate was 0.08% per annum as of December 31, 2006. The Borrowers also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the TW Facility if and when such amounts exceed 50% of the aggregate commitments thereunder.

The TW Facility provides same-day funding and multi-currency capability, and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The TW Facility contains a maximum leverage ratio covenant of 4.5 times the consolidated EBITDA of Time Warner. The terms and related financial metrics associated with the leverage ratio are defined in the TW Facility agreement. At December 31, 2006, the Company was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreement, of approximately 2.8 times. The TW Facility does not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. Borrowings may be used for general corporate purposes, and unused credit is available to support borrowings by Time Warner under its commercial paper program. As of December 31, 2006, there were no loans outstanding, $78 million in outstanding face amount of letters of credit were issued under the TW Facility, and approximately $1.304 billion of commercial paper issued by Time Warner was supported by the TW Facility. The Company’s unused committed capacity as of December 31, 2006, excluding the unused committed capacity of TWC, was $7.113 billion, net of $3 million unamortized discount on commercial paper and including $1.498 billion of cash and equivalents.

TWC Credit Agreements

Following the financing transactions described above, TWC has a $6.0 billion senior unsecured five-year revolving credit facility with a maturity date of February 15, 2011 (the “Cable Revolving Facility”). This represents a refinancing of TWC’s previous $4.0 billion of revolving bank commitments with a maturity date of November 23, 2009, plus an increase of $2.0 billion effective concurrent with the closing of the Adelphia Acquisition. Also effective concurrent with the closing of the Adelphia Acquisition are two $4.0 billion term loan facilities (the “Cable Term Facilities” and, collectively with the Cable Revolving Facility, the “Cable Facilities”) with maturity dates of February 24, 2009 and February 21, 2011, respectively. TWE is no longer a borrower in respect of any of the Cable Facilities, although TWE and TW NY Cable Holding Inc. (“TWNYCH”) guarantee the obligations of TWC under the Cable Facilities. As of December 31, 2006, there were borrowings of $8.0 billion outstanding under the Cable Term Facilities.

On October 18, 2006, TWNYCH executed and delivered unconditional guaranties of the obligations of TWC under the Cable Facilities. In addition, contemporaneously with the completion by TW NY of the TWE GP Transfer described below, TW NY was released from its guaranties of TWC’s obligations under the Cable Facilities in accordance with the terms of the Cable Facilities. In addition, following the adoption of the amendments to the TWE Indenture pursuant to the Eleventh Supplemental Indenture described below, the guaranties previously provided by American Television and Communications Corporation (“ATC”) and Warner Communications Inc. (“WCI”) of TWC’s obligations under the Cable Facilities were automatically terminated in accordance with the terms of the Cable Facilities.

Borrowings under the Cable Revolving Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.27% per annum as of December 31, 2006. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Cable Revolving Facility at a rate determined by the credit rating of TWC, which rate was 0.08% per annum as of December 31, 2006. TWC may also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the Cable Revolving Facility if and when such amounts exceed 50% of the aggregate commitments thereunder. Borrowings under the Cable Term Facilities bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.40% per annum as

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of December 31, 2006. In addition, TWC paid a facility fee on the aggregate commitments under the Cable Term Facilities for the period prior to the closing of the Adelphia Acquisition at a rate of 0.08% per annum.

The Cable Revolving Facility provides same-day funding capability and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The Cable Facilities contain a maximum leverage ratio covenant of 5.0 times the consolidated EBITDA of TWC. The terms and related financial metrics associated with the leverage ratio are defined in the Cable Facility agreements. At December 31, 2006, TWC was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreements, of approximately 3.3 times. The Cable Facilities do not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in the financial condition or results of operations of Time Warner or TWC. Borrowings under the Cable Revolving Facility may be used by TWC for general corporate purposes, and unused credit is available to support borrowings by TWC under its commercial paper program. Borrowings under the Cable Facilities were used to finance in part, the cash portions of the Adelphia/Comcast Transactions. As of December 31, 2006, there were borrowings of $925 million and letters of credit totaling $159 million outstanding under the Cable Revolving Facility, and approximately $2.152 billion of commercial paper issued by TWC was supported by the Cable Revolving Facility. TWC’s unused committed capacity as of December 31, 2006 was $2.798 billion, net of $17 million unamortized discount on commercial paper and including $51 million of cash and equivalents.

Commercial Paper Programs

On January 25, 2007, Time Warner entered into a $7.0 billion unsecured commercial paper program (the “New TW Program”) that replaced its previous $5.0 billion unsecured commercial paper program (the “Prior TW Program”). The obligations of Time Warner under the New TW Program are guaranteed by TW AOL Holdings Inc. (“TW AOL”) and Historic TW. In addition, the obligations of Historic TW are guaranteed by Turner and Time Warner Companies, Inc. Proceeds from the New TW Program may be used for general corporate purposes, including investments, repayment of debt and acquisitions. Commercial paper issued by Time Warner is supported by the unused committed capacity of the $7.0 billion TW Facility. As of December 31, 2006, there was no commercial paper outstanding under the New TW Program and there was approximately $1.304 billion of commercial paper outstanding under the Prior TW Program, which was terminated in February 2007 upon repayment of the last amounts issued under the Prior TW Program.

On December 4, 2006, TWC entered into a $6.0 billion unsecured commercial paper program (the “New TWC Program”) that replaced its previous $2.0 billion commercial paper program (the “Prior TWC Program”). TWC’s obligations under the New TWC Program are guaranteed by TWNYCH and TWE, both subsidiaries of TWC, while TWC’s obligations under the Prior TWC Program were guaranteed by ATC and WCI (both subsidiaries of the Company but not of TWC) and TWE. Commercial paper issued by TWC under the New TWC Program is supported by the unused committed capacity of the Cable Revolving Facility. The commercial paper issued under the New TWC Program ranks pari passu with TWC’s, TWE’s and TWNYCH’s other unsecured senior indebtedness.

No new commercial paper was issued under the Prior TWC Program after December 4, 2006, and the Prior TWC Program was terminated on February 14, 2007, upon the repayment of the last remaining notes issued thereunder. As of December 31, 2006, there was approximately $1.500 billion of commercial paper outstanding under the New TWC Program and approximately $652 million of commercial paper outstanding under the Prior TWC Program.

TWE Bond Indenture

Pursuant to the Ninth Supplemental Indenture to the indenture (the “TWE Indenture”) governing $3.2 billion of notes issued by TWE (the “TWE Bonds”), TW NY, a subsidiary of TWC and a successor in interest to Time Warner NY Cable Inc., agreed to waive, for so long as it remained a general partner of TWE, the benefit of certain provisions in the TWE Indenture which provided that it would not have any liability for the TWE Bonds as a general

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partner of TWE (the “TW NY Waiver”). On October 18, 2006, TW NY contributed all of its general partnership interests in TWE to TWE GP Holdings LLC, its wholly owned subsidiary (the “TWE GP Transfer”), and, as a result, the TW NY Waiver, by its terms, ceased to be in effect. In addition, on October 18, 2006, TWC, together with TWE, TWNYCH, certain other subsidiaries of the Company and The Bank of New York, as Trustee, entered into the Tenth Supplemental Indenture to the TWE Indenture. Pursuant to the Tenth Supplemental Indenture to the TWE Indenture, TWNYCH fully, unconditionally and irrevocably guaranteed the payment of principal and interest on the TWE Bonds.

On October 19, 2006, TWE commenced a consent solicitation to amend the TWE Indenture to simplify the guaranty structure of the TWE Bonds and to amend TWE’s reporting obligations under the TWE Indenture. On November 2, 2006, the consent solicitation was completed, and TWE, TWC, TWNYCH and The Bank of New York, as Trustee, entered into the Eleventh Supplemental Indenture to the TWE Indenture, which (i) amended the guaranty of the TWE Bonds previously provided by TWC to provide a direct guaranty of the TWE Bonds by TWC, rather than a guaranty of the TW Partner Guaranties (as defined below), (ii) terminated the guaranties (the “TW Partner Guaranties”) previously provided by ATC and WCI, and (iii) amended TWE’s reporting obligations under the TWE Indenture to allow TWE to provide holders of the TWE Bonds with quarterly and annual reports that TWC (or any other ultimate parent guarantor, as described in the Eleventh Supplemental Indenture) would be required to file with the SEC pursuant to Section 13 of the Exchange Act, if it were required to file such reports with the SEC in respect of the TWE Bonds pursuant to such section of the Exchange Act, subject to certain exceptions as described in the Eleventh Supplemental Indenture.

AOL Term Loan

On April 13, 2006, TW AOL Holdings Inc., a wholly owned subsidiary of Time Warner, entered into a $500 million term loan with a maturity date of April 13, 2009 (the “AOL Facility”). Simultaneous with the Google investment of $1 billion for a 5% equity interest in AOL Holdings LLC, a subsidiary of TW AOL Holdings Inc. and the parent of AOL, the obligations under the AOL Facility were assigned by TW AOL Holdings Inc. to AOL Holdings LLC and by AOL Holdings LLC to AOL. On August 13, 2006, AOL completed the repayment in full of the AOL Facility. The AOL Facility was not guaranteed by Time Warner. The proceeds of the AOL Facility were used to pay off $500 million of the $1 billion aggregate principal amount of 6.125% Time Warner notes, which became due on April 15, 2006.

Public Debt

Time Warner and certain of its subsidiaries have various public debt issuances outstanding. At issuance, the maturities of these outstanding series of debt ranged from three to 40 years and the debt with fixed interest rates ranged from 5.50% to 10.15%. Time Warner also has $2.0 billion of public floating rate debt due in 2009. At December 31, 2006 and December 31, 2005, the total (fixed and floating rate) debt outstanding from these offerings was $22.285 billion (inclusive of the 2006 Notes discussed below) and $18.863 billion, respectively.

New Time Warner Public Debt

On November 8, 2006, Time Warner filed a shelf registration statement with the SEC that allows it to offer and sell from time to time debt securities, preferred stock, common stock and/or warrants to purchase debt and equity securities. On November 13, 2006, Time Warner issued an aggregate of $5.0 billion principal amount of debt securities under this shelf registration statement, with maturities ranging from three to 30 years (the “2006 Debt Offering”). The securities issued pursuant to the 2006 Debt Offering (the “2006 Notes”) are guaranteed, on an unsecured basis, by Historic TW and TW AOL. In addition, Turner and Time Warner Companies, Inc. have

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guaranteed, on an unsecured basis, Historic TW’s guarantee of the securities. The 2006 Notes are comprised of the following series of notes and debentures:

$2,000,000,000 Floating Rate Notes due 2009;
$1,000,000,000 5.50% Notes due 2011;
$1,000,000,000 5.875% Notes due 2016; and
$1,000,000,000 6.50% Debentures due 2036.

The net proceeds to the Company from the 2006 Debt Offering were approximately $4.969 billion and were used to refinance indebtedness under the Prior TW Program and for general corporate purposes, including repurchases of Time Warner’s common stock.

Capital Leases

The Company has entered into various leases primarily related to network equipment that qualify as capital lease obligations. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capital lease obligation in the accompanying consolidated balance sheet. Assets recorded under capital lease obligations totaled $637 million and $626 million as of December 31, 2006 and 2005, respectively. Related accumulated amortization totaled $467 million and $459 million as of December 31, 2006 and 2005, respectively.

Future minimum capital lease payments at December 31, 2006 are as follows (millions):

2007	$62
2008	38
2009	24
2010	12
2011	8
Thereafter	66

Total	210
Amount representing interest	(42)

Present value of minimum lease payments	168
Current portion	(52)

Total long-term portion	$116

Interest Expense and Maturities

Interest expense amounted to $1.971 billion in 2006, $1.622 billion in 2005 and $1.754 billion in 2004. The weighted average interest rate on Time Warner’s total debt was 6.57% at December 31, 2006 and 7.14% at December 31, 2005. The rate on debt due within one year, primarily capital lease obligations in 2006, was approximately 8% at both December 31, 2006 and December 31, 2005. The Company recognized interest income of $296 million in 2006, $356 million in 2005 and $221 million in 2004.

Annual repayments of long-term debt, excluding capital lease obligations, for the five years subsequent to December 31, 2006 consist of $1.558 billion due in 2007, $847 million due in 2008, $6.009 billion due in 2009, $8 million due in 2010, $10.402 billion due in 2011 and $15.982 billion thereafter. The Company has reclassified $1.546 billion of the $1.558 billion in debt due in 2007 to long-term in the accompanying consolidated balance sheet to reflect management’s ability and intent to refinance the obligations on a long-term basis.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Debt

Based on the level of interest rates prevailing at December 31, 2006, the fair value of Time Warner’s fixed-rate debt exceeded its carrying value by $1.536 billion. At December 31, 2005, the fair value of fixed-rate debt exceeded the carrying value by $1.531 billion. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

Accounts Receivable Securitization Facilities

Time Warner has certain accounts receivable securitization facilities that provide for the accelerated receipt of up to $805 million of cash on available accounts receivable. At December 31, 2006, there was $98 million of available capacity on these facilities. In connection with each of these securitization facilities, Time Warner sells, on a revolving and nonrecourse basis, a percentage ownership interest in certain of its accounts receivable (“Pooled Receivables”) through a special purpose entity (“SPE”) to third-party commercial paper conduits sponsored by financial institutions. These securitization transactions are accounted for as sales in accordance with FAS 140, because the Company has relinquished control of the receivables. Accordingly, accounts receivable sold under these facilities are excluded from receivables in the accompanying consolidated balance sheet. The Company is not the primary beneficiary with regard to these commercial paper conduits and, accordingly, does not consolidate their operations.

As proceeds for the accounts receivable sold to the applicable SPE, Time Warner receives cash, which there is no obligation to repay, and an interest-bearing retained interest, which is included in receivables on the accompanying consolidated balance sheet. In addition, Time Warner services the Pooled Receivables on behalf of the applicable SPE. Income received by Time Warner in exchange for this service is equal to the prevailing market rate for such services and has not been material in any period. The retained interest, which has been adjusted to reflect the portion that is not expected to be collectible, bears an interest rate that varies with the prevailing market interest rates. The retained interest may become uncollectible to the extent that the applicable SPE has credit losses and operating expenses. For this reason and because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both December 31, 2006 and December 31, 2005. The retained interest related to the sale of Pooled Receivables to a SPE is reflected in receivables on the Company’s consolidated balance sheet, and was $1.068 billion at December 31, 2006 and $1.348 billion at December 31, 2005. Net proceeds repaid under Time Warner’s accounts receivable securitization programs were $98 million in 2006. Net proceeds obtained from accounts receivable securitization programs were $97 million in 2005.

Backlog Securitization Facility

Time Warner also has a backlog securitization facility, which effectively provides for the accelerated receipt of up to $500 million of cash on available licensing contracts. Assets securitized under this facility consist of cash contracts for the licensing of theatrical and television product for broadcast network and syndicated television exhibition, under which revenues have not been recognized because such product is not available for telecast until a later date (“Backlog Contracts”). In connection with this securitization facility, Time Warner sells, on a revolving basis without credit recourse, an undivided interest in the Backlog Contract receivables to multi-seller third-party commercial paper conduits. The Company is not the primary beneficiary with regard to these commercial paper conduits and, accordingly, does not consolidate their operations. As of December 31, 2006, Time Warner had approximately $277 million of unused capacity under this facility.

Because the Backlog Contracts securitized under this facility consist of cash contracts for the licensing of theatrical and television product that has already been produced, the recognition of revenue for such completed product is principally dependent on the commencement of the availability period for telecast under the terms of the licensing agreements. Accordingly, the proceeds received under the program are classified as deferred revenue in

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

long-term liabilities in the accompanying consolidated balance sheet. The amount of deferred revenue, net of required reserves, reflected on Time Warner’s accompanying consolidated balance sheet related to the backlog securitization facility was $217 million and $335 million at December 31, 2006 and December 31, 2005, respectively. Total backlog contracts outstanding were approximately $4.2 billion at December 31, 2006 and $4.5 billion at December 31, 2005.

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

As of December 31, 2006, and through the date of this filing, the Company was in compliance with all covenants in its bank credit agreements, public debt and financing arrangements with SPEs. Management does not anticipate that the Company will have any difficulty in the foreseeable future complying with the existing covenants.

Film Sale-Leaseback Arrangements

The Company has entered into arrangements where certain film assets are sold to third-party investors that generate tax benefits to such investors that are not otherwise available to the Company. The specific forms of these transactions differ, but often are sale-leaseback arrangements with third-party SPEs owned by the respective investors. At December 31, 2006, such SPEs were capitalized with approximately $3.5 billion of debt and equity from the third-party investors. The Company does not guarantee and is not otherwise responsible for the equity and debt in these SPEs and does not participate in the profits or losses of these SPEs, but does have a performance guarantee to produce the film assets sold to these vehicles. The Company does not consolidate these SPEs. Instead, the Company accounts for these arrangements based on their substance. That is, the net benefit received by the Company from these transactions is recorded as a reduction of film costs. These transactions resulted in reductions of film costs totaling $89 million, $110 million and $135 million during the years ended December 31, 2006, 2005 and 2004, respectively.

9.	MANDATORILY REDEEMABLE PREFERRED MEMBERSHIP UNITS ISSUED BY A SUBSIDIARY

In connection with the financing of the Adelphia Acquisition, TW NY issued $300 million of Series A Preferred Membership Units (the “Preferred Membership Units”) to a limited number of third parties. The Preferred Membership Units pay cash dividends at an annual rate equal to 8.21% of the sum of the liquidation preference thereof and any accrued but unpaid dividends thereon, on a quarterly basis. The Preferred Membership Units are subject to mandatory redemption by TW NY on August 1, 2013 and are not redeemable by TW NY at any time prior to that date. The redemption price of the Preferred Membership Units is equal to their liquidation preference plus any accrued and unpaid dividends through the redemption date. Except under limited circumstances, holders of Preferred Membership Units have no voting rights. The terms of the Preferred Membership Units require that in certain circumstances holders owning a majority of the Preferred Membership Units must approve any merger or

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidation with another company, change in corporate structure, and/or agreements for a material sale or transfer by TW NY and its subsidiaries of assets.

10.	INCOME TAXES

Domestic and foreign income (loss) before income taxes, discontinued operations and cumulative effect of accounting change is as follows:

	Years Ended December 31,
	2006	2005	2004
	(millions)

Domestic	$5,450	$3,019	$3,900
Foreign	1,001	580	390

Total	$6,451	$3,599	$4,290

Current and deferred income taxes (tax benefits) provided are as follows:

	Years Ended December 31,
	2006	2005	2004
	(millions)

Federal:
Current	$(251)	$403	$191
Deferred	1,141	640	820
Foreign:
Current(a)	200	259	206
Deferred	89	116	35
State and Local:
Current	258	158	147
Deferred	(100)	(525)	51

Total	$1,337	$1,051	$1,450

(a)	Includes foreign withholding taxes of $156 million in 2006, $144 million in 2005 and $149 million in 2004.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below:

	Years Ended December 31,
	2006	2005	2004
	(millions)

Taxes on income at U.S. federal statutory rate	$2,258	$1,260	$1,502
State and local taxes, net of federal tax benefits	205	91	142
Nondeductible goodwill and intangibles	143	10	—
Legal reserves related to securities litigation and government investigations	(234)	234	126
Foreign income taxed at different rates, net of U.S. foreign tax credits (including benefits associated with certain foreign source income, i.e., extraterritorial income exclusion)	106	(113)	(156)
Tax attribute utilization	(1,134)	(72)	(110)
State & local tax law changes(a)	—	(247)	—
State & local ownership restructuring and methodology changes(b)	—	(104)	—
Other	(7)	(8)	(54)

Total	$1,337	$1,051	$1,450

(a)	Represents changes to the method of taxation in Ohio and the method of apportionment in New York. In Ohio, the income tax is being phased out and replaced with a gross receipts tax, while in New York the methodology for income apportionment is changing over time to a single receipts factor from a three factor formula.
(b)	Represents the restructuring of the Company’s partnership interests in Texas and certain other state methodology changes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of Time Warner’s net deferred tax liabilities are as follows:

	December 31,
	2006	2005
	(millions)

Deferred tax assets:
Tax attribute carryforwards	$2,961	$4,816
Receivable allowances and return reserves	393	425
Investments	399	413
Stock-based compensation	1,916	2,215
Other	1,935	1,626
Valuation allowance(a)	(2,555)	(3,657)

Total Deferred tax assets	$5,049	$5,838

Deferred tax liabilities:
Assets acquired in business combinations	$(13,339)	$(13,464)
Depreciation and amortization	(2,869)	(2,367)
Unrealized appreciation of certain marketable securities	(22)	(33)
Unremitted earnings of foreign subsidiaries	(204)	(96)
Other	(1,811)	(2,024)

Total Deferred tax liabilities	(18,245)	(17,984)

Net deferred tax liability(b)	$(13,196)	$(12,146)

(a)	The Company has recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets. Of the approximately $2.5 billion valuation allowances at December 31, 2006, $440 million was recorded through goodwill and $180 million was recorded through additional paid-in-capital. Therefore, if in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed against goodwill and additional paid-in-capital, to the extent thereof, with the remaining balance recognized in income.
(b)	The deferred tax liability balance at December 31, 2006 increased compared to 2005 primarily due to deferred tax liabilities recorded as part of the current year continuing operations tax expense.

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $1.7 billion at December 31, 2006. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

U.S. federal tax attribute carryforwards at December 31, 2006, consist primarily of $3.6 billion of tax losses, $178 million of research and development tax credits and $174 million of alternative minimum tax credits. In addition, the Company has approximately $3.1 billion of tax losses in various foreign jurisdictions that are primarily from countries with unlimited carryforward periods. However, many of these foreign losses are attributable to specific operations that may not be utilized against certain other operations of the Company. The utilization of the U.S. federal carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal income tax laws. Capital losses expire in 2008 and can only be utilized against capital gains. Research and development tax credits not utilized will expire in varying amounts starting primarily in 2017 and continuing through 2024. Alternative minimum tax credits do not expire. The Company also has domestic state and local tax loss carryforwards and credits that expire in varying amounts from 2007 through 2027.

In the normal course of business, the Company takes positions on its tax returns that may be challenged by domestic and foreign taxing authorities. Certain of these tax positions arise in the context of transactions involving the purchase, sale or exchange of businesses or assets. All such transactions are subject to substantial tax due diligence and planning, in which the underlying form, substance and structure of the transaction is evaluated. Although the Company believes it has support for the positions taken on its tax return, the Company has recorded a liability for its best estimate of the probable loss on certain of these positions. This liability is included in other long term liabilities.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	SHAREHOLDERS’ EQUITY

Common Stock Dividends

On March 15, 2006 and June 15, 2006, the Company paid a cash dividend of $0.05 per share on its common stock to shareholders of record on February 28, 2006 and May 31, 2006, respectively. On September 15, 2006 and December 15, 2006, the Company paid a cash dividend of $0.055 per share on its common stock to shareholders of record on August 31, 2006 and November 30, 2006, respectively. The total amount of dividends paid during 2006 and 2005 was $876 million and $466 million, respectively.

Common Stock Repurchase Program

Time Warner’s Board of Directors has authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases is based on a number of factors, including price and business and market conditions. The Company purchased approximately $15.9 billion of its common stock under the program through the end of 2006. At existing price levels, the Company intends to continue purchases under its stock repurchase program within its stated objective of maintaining a net debt-to- Operating Income before Depreciation and Amortization ratio, as defined, of approximately 3-to-1 and expects it will complete the program during the first half of 2007. During 2006 and 2005, the Company repurchased approximately 764 million shares of common stock for approximately $13.7 billion and 126 million shares of common stock for approximately $2.2 billion, respectively, pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, including approximately 208 million shares of common stock for approximately $3.6 billion purchased pursuant to the prepaid stock repurchase contracts discussed in the following paragraph.

In May 2006, in connection with the Company’s stock repurchase program, the Company entered into prepaid stock repurchase contracts with a number of counterparties that provided for repurchases to be effected over a three-month period, or longer, depending on the share price of the Company’s common stock. In connection with entering into the prepaid stock repurchase contracts, the Company made an aggregate payment of approximately $3.6 billion and received shares of the Company’s common stock at the end of each repurchase contract term at prices based on a formula that was expected to deliver an effective average repurchase price per share below the volume weighted-average price of the common stock over the term of the relevant contract. The majority of the $3.6 billion prepayment was funded through borrowings under the Company’s revolving credit facility and/or commercial paper programs. Through August 4, 2006, the Company repurchased approximately 208 million shares of common stock for approximately $3.6 billion, which completed the buybacks under the prepaid stock repurchase contracts.

Shares Authorized and Outstanding

As of December 31, 2006, shareholders’ equity of Time Warner included 18.8 million shares of Series LMCN-V common stock and 3.864 billion shares of common stock (net of approximately 972 million shares of common stock held in treasury). As of December 31, 2006, Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 25 billion shares of common stock and up to 1.8 billion shares of additional classes of common stock, including Series LMCN-V common stock. Shares of Series LMCN-V common stock have substantially identical rights as shares of Time Warner’s common stock, except that shares of Series LMCN-V common stock have limited voting rights and are nonredeemable. The holders of Series LMCN-V common stock are entitled to 1/100 of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V common stock adverse to such holders. The Series LMCN-V common stock is not transferable, except in limited circumstances, and is not listed on any securities exchange. Each share of Series LMCN-V common stock is convertible into one share of Time Warner common stock at any time, assuming certain restrictive

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions have been met. During 2006 and 2005, 68.4 million shares and 18.5 million shares, respectively, of Series LMCN-V common stock were converted into common stock.

During 2005, the one outstanding share of the Company’s Series A mandatorily convertible preferred stock, with a face value of $1.5 billion, was automatically converted into 83,835,883 shares of common stock, valued at $1.5 billion, and such amount was reclassified to shareholders’ equity in the accompanying consolidated balance sheet.

Turner FTC Consent Decree

As previously reported, Time Warner was subject to the terms of a consent decree (the “Turner Consent Decree”) entered into in connection with the FTC’s approval of the acquisition of Turner by Historic TW Inc. (“Historic TW”) in 1996, which expired on February 10, 2007. The Turner Consent Decree required, among other things, that any Time Warner stock held by Liberty be non-voting stock, except that it would be entitled to a vote of 1/100 of a vote per share when voting with the outstanding common stock on the election of directors and a vote equal to the vote of the common stock with respect to corporate matters that would adversely change the rights or terms of the stock. On February 16, 2006, Liberty filed a petition with the FTC seeking to terminate the Turner Consent Decree as it applied to Liberty, including all voting restrictions on its Time Warner stock holdings. On June 14, 2006, the FTC issued an order granting Liberty’s petition. As a result, Liberty obtained the ability to request that the shares of Series LMCN-V common stock it holds be converted into shares of common stock of Time Warner. At Liberty’s request, on August 4, 2006, Time Warner converted 49,115,656 shares of Series LMCN-V common stock held by Liberty into shares of Time Warner common stock, and on August 14, 2006, Time Warner converted 24,744,621 shares of Series LMCN-V common stock held by Liberty into shares of Time Warner common stock. As of February 22, 2007, Liberty held 18,784,759 shares of Series LMCN-V common stock.

12.	STOCK-BASED COMPENSATION PLANS

The Company has three active equity plans under which it is authorized to grant options to purchase up to an aggregate of 450 million shares of Time Warner common stock, including 150 million shares under the Company’s 2006 Stock Incentive Plan, which was approved at the annual meeting of stockholders held on May 19, 2006. Options have been granted to employees and non-employee directors of Time Warner with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, the options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain option awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors.

Time Warner also has various restricted stock plans for employees and non-employee directors. Under these plans, shares of common stock or restricted stock units (“RSUs”) are granted, which generally vest between three to five years from the date of grant. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. For the year ended December 31, 2006, the Company issued approximately 4.6 million RSUs at a weighted-average fair value of $17.79. For the year ended December 31, 2005, the Company issued approximately 3.8 million RSUs at a weighted-average fair value of $17.93. For the year ended December 31, 2004, the Company issued approximately 2.1 million shares of restricted stock at a weighted-average fair value of $17.27.

Upon the exercise of a stock option award, the vesting of a RSU or the grant of restricted stock, common shares are issued from authorized but unissued shares or from treasury stock. At December 31, 2006 and December 31, 2005 the Company had approximately 972 million and 208 million shares of treasury stock, respectively. As noted in Note 11, for the year ended December 31, 2006 and December 31, 2005, the Company has repurchased approximately 764 million and 126 million shares of common stock, respectively, pursuant to a Board-approved stock repurchase program.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense recognized for stock-based compensation plans for the year ended December 31 is as follows:

	Years Ended December 31,
	2006	2005	2004
	(millions)

Stock options	$201	$313	$538
Restricted stock and restricted stock units	62	37	29
Stock purchase plan(a)	—	6	7

Total	$263	$356	$574

Tax benefit recognized	$98	$134	$224

(a)	Prior to 2006, the Company had a compensatory Stock Purchase Plan that provided certain employees in the AOL division with the ability to purchase Company stock at a 15% discount. In late 2005, the plan was amended to reduce the discount to 5% and is no longer a compensatory Stock Purchase Plan under applicable accounting literature.

Prior to 2005, the Company recognized stock-based compensation expense related to retirement-age-eligible employees over the award’s contractual vesting period. During the first quarter of 2005, based on accounting interpretations, the Company recorded a charge related to the accelerated amortization of the fair value of options granted in prior periods to certain retirement-age-eligible employees with no subsequent substantive service requirement (e.g., no substantive non-compete agreement). As a result, stock-based compensation expense for the year ended December 31, 2005 reflects approximately $20 million, net of tax, related to the accelerated amortization of the fair value of options granted in prior years to certain retirement-age-eligible employees with no subsequent substantive service requirement. In May 2005, the staff of the SEC announced that companies that previously followed the contractual vesting period approach must continue following that approach prior to adopting FAS 123R and apply the recent accounting interpretation to new grants that have retirement eligibility provisions only upon adoption of FAS 123R. As a result, stock-based compensation expense related to awards granted subsequent to March 31, 2005 through December 31, 2005 have been determined using the contractual vesting period. For the year ended December 31, 2005, the impact of applying the contractual vesting period approach as compared to the approach noted in the accounting interpretations is not significant. Upon adoption of FAS 123R on January 1, 2006, the Company accelerated the amortization of the fair value of options and RSUs granted to retirement-age-eligible employees.

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

Stock Option Plans

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, consistent with the provisions of FAS 123R and SAB No. 107, Share-Based Payment. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. In 2006 and 2005, the Company determined the volatility assumption using implied volatilities from traded options as well as quotes from third-party investment banks. In 2004, the volatility assumption was determined using an average of historic and implied volatilities. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of Time Warner employees. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate assumed in valuing the options is based on the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Time Warner common stock at the date of grant.

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date.

	Years Ended December 31,
	2006	2005	2004

Expected volatility	22.3%	24.5%	34.9%
Expected term to exercise from grant date	5.07 years	4.79 years	3.60 years
Risk-free rate	4.6%	3.9%	3.1%
Expected dividend yield	1.1%	0.1%	0%

The following table summarizes information about stock options outstanding at December 31, 2006:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of Options	Exercise	Contractual	Intrinsic
Options	as of 12/31/06	Price	Life	Value
	(thousands)		(In Years)	(thousands)

Outstanding at December 31, 2005	590,687	$30.48
Granted	55,128	17.41
Exercised	(60,823)	11.52
Forfeited or expired	(62,542)	37.96

Outstanding at December 31, 2006	522,450	30.42	5.15	$1,577,814

Exercisable at December 31, 2006	397,495	34.71	4.21	$938,002

At December 31, 2006, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of options vested and expected to vest approximate amounts for options outstanding. As of December 31, 2006, approximately 236 million shares were available for future grants of stock options, including 150 million shares pursuant to the Company’s 2006 Stock Incentive Plan. Total unrecognized compensation cost related to unvested stock option awards at December 31, 2006, prior to the consideration of expected forfeitures is approximately $256 million and is expected to be recognized over a weighted-average period of 2 years.

The weighted-average fair value of an option granted during the year was $4.47 ($2.77, net of taxes), $5.10 ($3.11, net of taxes) and $5.12 ($3.07, net of taxes) for the years ended December 31, 2006, 2005 and 2004, respectively. The total intrinsic value of options exercised during the year was $413 million, $354 million and $511 million for the years ended December 31, 2006, 2005 and 2004, respectively. Cash received from the exercise of stock options was $698 million, $307 million and $353 million for the years ended December 31, 2006, 2005 and 2004, respectively. The tax benefits realized from stock options exercised in the years ended December 31, 2006, 2005 and 2004 were approximately $157 million, $138 million and $204 million, respectively.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock and Restricted Stock Unit Plans

The following table summarizes information about restricted stock and RSUs that were unvested at December 31, 2006:

		Weighted-
	Number of	Average
	Shares/Units	Grant Date
Restricted Stock and Restricted Stock Units	as of 12/31/06	Fair Value
	(thousands)

Unvested at December 31, 2005	7,960	$16.32
Granted	4,635	17.79
Vested	(1,183)	12.92
Forfeited	(389)	16.96

Unvested at December 31, 2006	11,023	17.28

At December 31, 2006, the intrinsic value of restricted stock and restricted stock unit awards was approximately $190 million. Total unrecognized compensation cost related to unvested restricted stock and restricted stock unit awards at December 31, 2006 prior to the consideration of expected forfeitures is approximately $73 million and is expected to be recognized over a weighted-average period of 2 years. The fair value of restricted stock and restricted stock units that vested during the year ended December 31, 2006, 2005 and 2004 was approximately $22 million, $30 million and $8 million, respectively.

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

Benefit Obligations — Defined Benefit Plans

	Domestic		International
	December 31,		December 31,
	2006	2005	2006	2005
	(millions)		(millions)

Change in benefit obligations
Projected benefit obligation, beginning of year	$3,093	$2,689	$717	$654
Service cost	151	128	23	18
Interest cost	183	170	37	32
Actuarial (gain)/loss	(98)	205	(18)	84
Benefits paid	(110)	(106)	(10)	(6)
Sub-plan transfer(a)	(11)	—	—	—
Net periodic benefit costs from discontinued operations	4	7	2	1
Foreign currency exchange rates	—	—	88	(66)

Projected benefit obligation, end of year	$3,212	$3,093	$839	$717

Accumulated benefit obligation	$2,813	$2,685	$762	$654

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets — Defined Benefit Plans

	Domestic		International
	December 31,		December 31,
	2006	2005	2006	2005
	(millions)		(millions)

Change in plan assets
Fair value of plan assets, beginning of year	$2,870	$2,642	$718	$571
Actual return on plan assets	398	153	68	107
Employer contributions	120	181	33	103
Sub-plan transfer(a)	(8)	—	—	—
Benefits paid	(110)	(106)	(10)	(6)
Foreign currency exchange rates	—	—	92	(57)

Fair value of plan assets, end of year	$3,270	$2,870	$901	$718

(a)	Amounts related to The WB Network, which were contributed to a sub-plan in the Time Warner Pension Plan in connection with the formation of The CW. The Company will record its share in The CW, including the impact from this sub-plan, using the equity method of accounting.

Funded Status

	Domestic		International
	December 31,		December 31,
	2006	2005	2006	2005
	(millions)		(millions)

Fair value of plan assets	$3,270	$2,870	$901	$718
Projected benefit obligation	3,212	3,093	839	717

Funded status	58	(223)	62	1
Unrecognized net actuarial loss	—	955	—	131
Unrecognized prior service cost	—	26	—	—

Net amount recognized	$58	$758	$62	$132

Amounts recognized in the consolidated balance sheet at December 31, 2006 consisted of:

	Domestic	International
	(millions)

Noncurrent asset	$360	$75
Current liability	(20)	(1)
Noncurrent liability	(282)	(12)

	$58	$62

Accumulated other comprehensive income:
Net actuarial loss	$612	$113
Prior service cost	20	—

	$632	$113

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the consolidated balance sheet at December 31, 2005 consisted of:

	Domestic	International
	(millions)

Prepaid benefit cost	$962	$135
Accrued benefit cost	(323)	(6)
Intangible assets	16	—
Accumulated other comprehensive income	103	3

Net amount recognized	$758	$132

Included in the change in benefit obligation table above are the following projected benefit obligations, accumulated benefit obligations, and fair value of plan assets at the end of the year for those domestic defined benefit pension plans that are unfunded and for these international defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	Domestic		International
	December 31,		December 31,
	2006	2005	2006	2005
	(millions)		(millions)

Projected benefit obligation	$302	$305	$31	$105
Accumulated benefit obligation	$325	$323	$30	$99
Fair value of plan assets, end of year	$—	$—	$21	$96

For the funded domestic defined benefit pension plans, as of December 31, 2006 and 2005, plan assets exceeded the accumulated benefit obligations and projected benefit obligations.

Components of Net Periodic Benefit Costs from Continuing Operations

	Domestic			International
	December 31,			December 31,
	2006	2005	2004	2006	2005	2004
	(millions)			(millions)

Service cost	$151	$128	$112	$23	$18	$22
Interest cost	183	170	156	37	32	31
Expected return on plan assets	(226)	(207)	(173)	(52)	(37)	(36)
Amortization of prior service cost	4	4	4	—	—	—
Amortization of net loss	72	55	50	8	7	6

Net periodic benefit costs	$184	$150	$149	$16	$20	$23

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are as follows:

	Domestic	International
	(millions)

Actuarial loss	$28	$4
Prior service cost	3	—

	$31	$4

In addition, certain domestic employees of the Company participate in multi-employer pension plans, not included in the net periodic cost above, as to which the expense was $79 million in 2006, $62 million in 2005 and $54 million in 2004.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Domestic				International
	2006		2005	2004	2006	2005	2004

Discount rate	6.00%		5.75%	6.00%	5.15%	4.90%	5.35%
Rate of compensation increase	4.50	%(a)	4.50%	4.50%	4.70%	4.60%	3.90%

(a)	Actuarially determined table of rates that average to 4.50%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Domestic			International
	2006	2005	2004	2006	2005	2004

Discount rate	5.75%	6.00%	6.25%	4.90%	5.35%	5.50%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	6.90%	7.10%	7.25%
Rate of compensation increase	4.50%	4.50%	4.50%	4.60%	3.90%	3.80%

For domestic plans, the discount rate was determined by comparison against the Moody’s Aa Corporate Index rate, adjusted for coupon frequency and duration of the obligation. The resulting discount rate is supported by periodic matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds. A decrease in the discount rate of 25 basis points, from 5.75% to 5.50%, while holding all other assumptions constant, would have resulted in an increase in the Company’s domestic pension expense of approximately $23 million in 2006. The discount rate for international plans was determined by comparison against country-specific Aa Corporate Indices, adjusted for duration of the obligation.

In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition, past average rate of earnings and discussions with portfolio managers. The expected long-term rate of return for domestic plans is based on an asset allocation assumption of 75% equity securities and 25% fixed-income securities, which approximated the actual allocation as of December 31, 2006. A decrease in the expected long-term rate of return of 25 basis points, from 8.00% to 7.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s domestic pension expense of approximately $7 million in 2006. A similar approach has been utilized in selecting the expected long-term rate of return for plans covering international employees. The expected rate of return for each plan is based on its expected asset allocation.

As of December 31, 2006, the Company converted to the RP (Retirement Plans) 2000 Mortality Table for calculating the year-end 2006 domestic pension and other postretirement obligations and 2007 expense. The impact of this change will increase consolidated pension expense for 2007 by approximately $28 million. Additional demographic assumptions such as retirement and turnover rates were also updated to reflect recent plan experience, which will decrease consolidated pension expense for 2007 by approximately $8 million.

Plan Assets

Time Warner’s pension plans’ weighted-average asset allocations at December 31, 2006 and 2005, by asset category, are as follows:

	Domestic		International
	December 31,		December 31,
	2006	2005	2006	2005

Equity securities	77%	75%	66%	70%
Fixed-income securities	23%	25%	34%	30%

Total	100%	100%	100%	100%

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s investment strategy for its domestic pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. The Company’s practice is to conduct a strategic review of its asset allocation strategy every five years. The Company’s current broad strategic targets are to have a pension asset portfolio comprising 75% equity securities and 25% fixed-income securities. A portion of the fixed-income allocation is reserved in short-term cash to provide for expected benefits to be paid in the short term. The Company’s equity portfolios are managed to achieve optimal diversity. The Company’s fixed-income portfolio is investment-grade in the aggregate. The Company does not manage any assets internally, does not have any passive investments in index funds and does not utilize hedging, futures or derivative instruments as it relates to its pension plans.

The domestic pension plans’ assets include 4.4 million shares of Time Warner common stock in the amount of $97 million (3% of total plan assets) at December 31, 2006, and 4.4 million shares in the amount of $77 million (3% of total plan assets) at December 31, 2005.

Expected Cash Flows

After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. At December 31, 2006, there were no minimum required contributions for domestic funded plans and no discretionary or noncash contributions are currently planned. For domestic unfunded plans, contributions will continue to be made to the extent benefits are paid. Expected benefit payments for domestic unfunded plans for 2007 is approximately $20 million. In addition, the Company plans to fund an additional $20 million in connection with international plans in 2007.

Information about the expected benefit payments for the Company’s defined benefit plans, including unfunded plans previously noted, related to continuing operations is as follows (millions):

	Domestic	International

Expected benefit payments:
2007	$113	$12
2008	122	14
2009	121	15
2010	124	16
2011	133	19
2012 — 2016	806	136

Defined Contribution Plans

Time Warner has certain domestic and international defined contribution plans, including savings and profit sharing plans, for which the expense amounted to $162 million in 2006, $147 million in 2005 and $133 million in 2004. The Company’s contributions to the savings plans are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Postretirement Benefit Plans

Time Warner also sponsors several unfunded domestic postretirement benefit plans covering certain retirees and their dependents. A summary for substantially all of Time Warner’s domestic postretirement benefit plans is as follows:

	Domestic
	December 31,
	2006	2005
	(millions)

Benefit obligation, end of year	$182	$193
Fair value of plan assets, end of year	—	—

Funded status	(182)	(193)
Net amount recognized	(182)	(177)
Amount recognized in accumulated other comprehensive income	2	—

	Domestic
	December 31,
	2006	2005	2004
	(millions)

Net periodic benefit costs	$16	$16	$17

14.  MERGER, RESTRUCTURING AND SHUTDOWN COSTS

In accordance with GAAP, Time Warner generally treats merger costs relating to business acquisitions as additional purchase price paid. However, certain merger costs do not meet the criteria for capitalization and are expensed as incurred as they either relate to the operations of the acquirer or otherwise did not qualify as a liability or cost assumed in an acquisition. In addition, the Company has incurred restructuring and shutdown costs unrelated to business acquisitions which are expensed as incurred.

Merger Costs Capitalized as a Cost of Acquisition

In connection with the 2006 acquisition of the additional Court TV interest (Note 4), the Company incurred approximately $52 million in capitalizable merger costs. These costs included approximately $35 million related to employee termination and approximately $17 million for various exit costs, including lease terminations. Of the $52 million incurred, payments of $34 million have been made against this accrual for the year ended December 31, 2006.

As of December 31, 2006, there is also a remaining liability of approximately $23 million related to the AOL-Historic TW merger.

As of December 31, 2006, out of the remaining liability of $41 million for all capitalized merger costs, $8 million was classified as a current liability, with the remaining $33 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts relating to these liabilities are expected to be paid through 2014.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merger, Restructuring and Shutdown Costs Expensed as Incurred

Merger, restructuring and shutdown costs that were expensed as incurred for the years ended 2006, 2005 and 2004 are as follows:

	Years Ended December 31,
	2006	2005	2004
	(millions)

Adelphia/Comcast Transactions merger-related costs	$38	$8	$—
2006 restructuring costs	289	—	—
2006 shutdown costs	67	—	—
2005 restructuring costs	6	116	—
2004 restructuring costs	—	1	55
2003 & prior restructuring costs	—	(8)	(5)

Merger, restructuring and shutdown costs expensed as incurred	$400	$117	$50

Merger, restructuring and shutdown costs expensed as incurred by segment for the years ended 2006, 2005 and 2004 are as follows:

	Years Ended December 31,
	2006	2005	2004
	(millions)

AOL	$222	$10	$50
Cable	56	42	—
Filmed Entertainment	5	33	—
Networks	114	4	—
Publishing	45	28	—
Corporate	5	—	—
Eliminations	(47)	—	—

Merger, restructuring and shutdown costs by segment	$400	$117	$50

Adelphia/Comcast Transactions Merger-Related Costs

The Company has incurred non-capitalizable merger-related costs at the Cable segment related to the Adelphia/Comcast Transactions of $46 million, with $38 million being incurred during 2006. These expenses primarily relate to consulting fees concerning integration planning as well as employee terminations (Note 2).

2006 Restructuring Costs

For the year ended December 31, 2006, the Company incurred restructuring costs related to various employee and contractual terminations of $289 million. All 2006 restructuring activities are substantially complete, except for the restructurings at the AOL and Publishing segments, for which the Company expects to incur up to an aggregate of $100 million of charges in 2007. Employee terminations costs occurred across each of the segments and ranged from senior executives to line personnel.

Included in the restructuring costs for AOL was the write down of certain assets, including prepaid marketing materials and certain contract terminations, of approximately $34 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Shutdown Costs

The results for the year ended December 31, 2006 include shutdown costs of $114 million at The WB Network in connection with the agreement between Warner Bros. and CBS to form a new fully-distributed national broadcast network, The CW. Included in the shutdown costs are charges related to terminating intercompany programming arrangements with other Time Warner divisions, of which $47 million has been eliminated in consolidation, resulting in a net pretax charge of $67 million for the year ended December 31, 2006.

2005 Restructuring Costs

For the year ended December 31, 2005, the Company incurred restructuring costs primarily related to various employee terminations of $116 million. In addition, during the year ended December 31, 2006, the Company expensed an additional $6 million as a result of changes in estimates of these previously established restructuring accruals. Employee terminations costs occurred across each of the segments, except Corporate, and ranged from senior executives to line personnel.

2004 Restructuring Costs

For the year ended December 31, 2004, the Company incurred restructuring costs related to employee terminations of $55 million at AOL. In addition, during the year ended December 31, 2005, the Company expensed an additional $1 million as a result of changes in estimates of these previously established restructuring accruals.

2003 and Prior Restructuring Costs

The Company incurred various restructuring charges prior to 2004 with remaining accruals totaling $12 million as of December 31, 2006.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected Information

Selected information relating to the Adelphia/Comcast Transactions Merger-Related Costs, 2006 Restructuring Costs, 2006 Shutdown Costs, 2005 Restructuring Costs, 2004 Restructuring Costs and 2003 and Prior Restructuring Costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total

Liability as of December 31, 2003	$99	$54	$153
Net accruals	53	(3)	50
Noncash reductions(a)	(12)	—	(12)
Cash paid	(64)	(10)	(74)

Remaining liability as of December 31, 2004	76	41	117
Net accruals	111	6	117
Cash paid	(79)	(25)	(104)

Remaining liability as of December 31, 2005	108	22	130
Net accruals	213	187	400
Noncash reductions(b)	(9)	—	(9)
Noncash charges(c)	—	(34)	(34)
Cash paid	(150)	(123)	(273)

Remaining liability as of December 31, 2006	$162	$52	$214

(a)	Noncash reductions in 2004 include the reversal of a $12 million severance accrual, initially established in 2002, in connection with the settlement of that accrual with the issuance of options to purchase stock of the Company. The obligation related to the option issuance was valued at $10 million and was reflected in shareholders’ equity.

(b)	Noncash reductions for 2006 relate to the reversal of a severance accrual as part of a settlement agreement with a former employee.

(c)	Noncash charges for 2006 relate to the write down of certain assets including prepaid marketing materials and certain contract terminations.

As of December 31, 2006, out of the remaining liability of $214 million, $166 million was classified as a current liability, with the remaining $48 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts are expected to be paid through 2013.

In connection with the Adelphia/Comcast Transactions Merger-Related Costs, 2006 Restructuring Costs, 2006 Shutdown Costs, 2005 Restructuring Costs, 2004 Restructuring Costs discussed above, the total number of employees to be terminated across all Time Warner divisions was approximately 7,500. As of December 31, 2006, approximately 5,900 employees had been terminated with the remaining employees expected to primarily be terminated by the end of the first quarter of 2007.

Other Charges

During 2004, in connection with relocating its Corporate headquarters, the Company recorded certain exit costs at the dates various floors of the former headquarters facility were no longer being occupied by employees of the Company. Of the $53 million net charge, approximately $26 million related to a noncash write-off of a fair value lease adjustment, which was established in purchase accounting at the time of the AOL-Historic TW Merger.

The remaining amount primarily related to the accrual of the expected loss on the sub-lease of the building, which is expected to be incurred over the remaining term of the lease of approximately eight years, and represents the present value of such obligations.

Through December 31, 2006, payments and other miscellaneous adjustments of $24 million were made against this liability.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	DERIVATIVE INSTRUMENTS

Time Warner uses derivative instruments, principally forward and swap contracts, to manage the risk associated with movements in foreign currency exchange rates and the risk that changes in interest rates will affect the fair value or cash flows of its debt obligations. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions. Counterparty credit risk related to derivative financial instruments has historically been considered low because the transactions have been entered into with a number of strong, creditworthy financial institutions. The following is a summary of Time Warner’s risk management strategies and the effect of these strategies on Time Warner’s consolidated financial statements.

Foreign Currency Risk Management

Foreign exchange derivative contracts are used primarily by Time Warner to manage the risk associated with volatility of future cash flows denominated in foreign currencies, primarily the exchange rates of the British pound and the Euro, and changes in fair value resulting from changes in foreign currency exchange rates, primarily changes in the British pound and the Euro. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the calendar year. This process generally coincides with the Company’s annual strategic planning period. Additionally, as transactions arise (or are planned) during the year that are exposed to foreign currency risk, and are unhedged at the time, the Company enters into derivative instruments (e.g., foreign currency forward contracts) to mitigate the exposure presented by such transactions. The Company’s most common use of foreign exchange derivative contracts relates to hedging (a) unremitted or forecasted future royalties and license fees to be received from the sale or anticipated sale of U.S. copyrighted products abroad, (b) foreign currency denominated assets and liabilities, (c) certain foreign currency denominated film production costs abroad and (d) other forecasted foreign currency denominated transactions. Time Warner records these foreign exchange contracts at fair value in Prepaid expenses and Other current assets or Other current liabilities in the consolidated balance sheet, depending on whether the contracts are in a net gain or net loss position. Derivative instruments that are used to hedge exposures to variability in foreign-currency-denominated cash flows are designated as cash flow hedges. Derivative instruments that are used to hedge the currency risk associated with foreign-currency-denominated operating assets and liabilities and unrecognized foreign-currency-denominated operating firm commitments are designated as fair value hedges. Derivative instruments are also entered into to offset the change in foreign currency denominated debt due to changes in the underlying foreign exchange rate. The Company considers the entire value of the derivative instrument (i.e., including any forward points) when assessing hedge effectiveness.

At December 31, 2006, Time Warner had contracts for the sale of approximately $3.937 billion and the purchase of approximately $2.194 billion of foreign currencies at fixed rates, including net contracts for the sale of $498 million of the British pound and $1.028 billion of the Euro. At December 31, 2005, Time Warner had contracts for the sale of $2.981 billion and the purchase of $1.602 billion of foreign currencies at fixed rates, including net contracts for the sale of $380 million of the British pound and $735 million of the Euro. For the years ended December 31, 2006, 2005 and 2004, Time Warner recognized gains (losses) of $(87) million, $82 million and $(177) million, respectively, on foreign exchange contracts. Such amounts were largely offset by corresponding gains (losses in 2005) from the transactions being hedged.

Cash Flow Hedges

For cash flow hedges, such as the hedge of forecasted royalty or license fees, the related gains or losses on these contracts are deferred in shareholders’ equity (as a component of accumulated other comprehensive income). These deferred gains and losses are recognized in income in the period in which the transaction being hedged is recognized in income and are reported as a component of Operating Income or Other income, net, depending on where the hedged item is recognized. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the item being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income as a component of Other income, net.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As previously noted, Time Warner hedges a portion of its foreign currency exposures anticipated over the calendar year. The hedging period for royalties and license fees covers revenues expected to be recognized during the calendar year; however, there is often a lag between the time that revenue is recognized and the time the foreign-denominated cash is transferred back into U.S. dollars. To hedge this exposure, Time Warner uses foreign exchange contracts that generally have maturities of three months to eighteen months to provide continuing coverage throughout the hedging period. At December 31, 2006, Time Warner had effectively hedged approximately 70% of the estimated net foreign currency exposures that principally relate to anticipated cash flows to be remitted to the United States over the hedging period.

At December 31, 2006, Time Warner has recorded an asset of approximately $3 million for net gains on foreign currency derivatives used in cash flow hedges with the offset recorded in accumulated other comprehensive income. Such amount is expected to be substantially recognized in income over the next twelve months at the same time the hedged item is recognized in income. For the years ended December 31, 2006, 2005 and 2004 approximately $21 million, $23 million and $70 million, respectively, of losses were reclassified to earnings from Accumulated other comprehensive income, net, related to cash flow hedges. Included in these amounts were approximately $7 million, $43 million and $44 million, respectively, of losses that were included in Accumulated other comprehensive income, net, at the end of the preceding year. During 2006, there were less than $1 million of losses resulting from the ineffectiveness of foreign currency cash flow hedges. During 2006, 2005 and 2004, amounts recorded resulting from the discontinuance of cash flow hedges, because it was probable that the original forecasted transaction would not occur within the specified time period, were less than $2 million in each respective period.

Fair Value Hedges and Other Derivative Contracts

At December 31, 2006, Time Warner has recorded a liability of approximately $18 million for net losses on foreign currency derivatives used in fair value hedges of foreign currency denominated operating assets and liabilities. For fair value hedges, such as the hedge of firmly committed film production costs abroad, gains or losses resulting from recording the derivative instrument at fair value are recorded in the consolidated statement of operations as an offset to the change in the fair value of the foreign currency component of the related foreign currency denominated assets, liabilities or firm commitment and are reported as a component of Operating Income. During 2006, there were no amounts resulting from the ineffectiveness of foreign currency fair value hedges. At December 31, 2006, Time Warner has recorded a liability of approximately $38 million for net losses on other derivative contracts that were not designated as hedging instruments but serve as economic hedges to offset the change in foreign currency denominated debt due to changes in the underlying foreign exchange rates. For these other derivative contracts, the gains or losses resulting from recording the derivative instrument at fair value are recorded in the consolidated statement of operations as a component of Other income, net and generally offset the change in the fair value of the foreign currency denominated debt.

Interest Rate Risk Management

From time to time, the Company uses interest rate swaps to hedge the fair value of its fixed-rate debt obligations. Under an interest rate swap contract, the Company agrees to receive a fixed-rate payment (in most cases equal to the stated coupon rate of the bond being hedged) for a floating-rate payment. The net payment on the swap is exchanged at a specified interval that usually coincides with the bond’s underlying coupon payment on the agreed upon notional amount. At December 31, 2006 and 2005, there were no interest rate swaps outstanding. During 2006, activity related to other derivatives entered into for interest rate risk management were not material, with net gains, including ineffectiveness, of approximately $3 million.

Equity Risk Management

Time Warner manages an investment portfolio, excluding investments accounted for using the equity method and cost method of accounting, with a fair value of $841 million as of December 31, 2006. As part of the Company’s

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strategy to manage the equity price risk inherent in the portfolio, the Company may enter into hedging transactions to protect the fair value of investments in the portfolio or the anticipated future cash flows associated with the forecasted sale of certain investments. At December 31, 2006, there were no equity derivative instruments designated as hedges (Note 6). In addition, Time Warner holds investments in equity derivative instruments (e.g., warrants), which are not designated as hedges. The equity derivative instruments are recorded at fair value in the consolidated balance sheet, and the related gains and losses are immediately recognized in income. The Company recognized gains of $10 million in 2006, and losses of $1 million and $14 million in 2005 and 2004, respectively, as a component of other income, net in the consolidated statement of operations related to market fluctuations in equity derivative instruments.

16.	SEGMENT INFORMATION

Time Warner classifies its business interests into five reportable segments: AOL, consisting principally of interactive services; Cable, consisting principally of interests in cable systems that provide video, high-speed data and Digital Phone services; Filmed Entertainment, consisting principally of feature film, television and home video production and distribution; Networks, consisting principally of cable television networks; and Publishing, consisting principally of magazine publishing.

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

Year Ended December 31, 2006

	Subscription	Advertising	Content	Other	Total
	(millions)

Revenues
AOL	$5,784	$1,886	$—	$196	$7,866
Cable	11,103	664	—	—	11,767
Filmed Entertainment	14	23	10,314	274	10,625
Networks	5,868	3,182	1,092	131	10,273
Publishing	1,615	2,879	81	674	5,249
Intersegment elimination	(682)	(119)	(718)	(37)	(1,556)

Total revenues	$23,702	$8,515	$10,769	$1,238	$44,224

Year Ended December 31, 2005

	Subscription	Advertising	Content	Other	Total
	(millions)

Revenues
AOL	$6,755	$1,338	$—	$190	$8,283
Cable	8,313	499	—	—	8,812
Filmed Entertainment	—	4	11,704	216	11,924
Networks	5,370	3,071	1,022	107	9,570
Publishing	1,633	2,828	95	722	5,278
Intersegment elimination	(490)	(176)	(746)	(54)	(1,466)

Total revenues	$21,581	$7,564	$12,075	$1,181	$42,401

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2004

	Subscription	Advertising	Content	Other	Total
	(millions)

Revenues
AOL	$7,477	$1,005	$—	$210	$8,692
Cable	7,377	484	—	—	7,861
Filmed Entertainment	—	10	11,628	215	11,853
Networks	5,030	2,882	982	128	9,022
Publishing	1,615	2,693	88	693	5,089
Intersegment elimination	(472)	(170)	(794)	(88)	(1,524)

Total revenues	$21,027	$6,904	$11,904	$1,158	$40,993

Intersegment Revenues

In the normal course of business, the Time Warner segments enter into transactions with one another. The most common types of intersegment transactions include:

•	The Filmed Entertainment segment generating Content revenues by licensing television and theatrical programming to the Networks segment;

•	The Networks segment generating Subscription revenues by selling cable network programming to the Cable segment; and

•	The AOL, Cable, Networks and Publishing segments generating Advertising revenues by promoting the products and services of other Time Warner segments.

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

	Years Ended December 31,
	2006	2005	2004
	(millions)

Intersegment Revenues(a)
AOL	$48	$28	$59
Cable	29	38	52
Filmed Entertainment	688	749	757
Networks(b)	738	553	569
Publishing	53	98	87

Total intersegment revenues	$1,556	$1,466	$1,524

(a)	Intersegment revenues include intercompany Advertising revenues of $119 million, $176 million, and $170 million for the years ended December 31, 2006, 2005 and 2004, respectively.
(b)	Intersegment revenues at the Networks segment include Subscription revenues generated by the sale of programming to the Acquired Systems since July 31, 2006.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2006	2005	2004
	(millions)

Operating Income before Depreciation and Amortization
AOL(a)	$2,570	$1,845	$1,647
Cable	4,229	3,323	2,955
Filmed Entertainment(b)	1,136	1,231	1,404
Networks(c)	3,026	2,940	2,651
Publishing(d)	1,090	1,121	1,074
Corporate(e)	(1,096)	(3,339)	(1,129)
Intersegment elimination	(14)	(9)	(29)

Total Operating Income before Depreciation and Amortization	$10,941	$7,112	$8,573

(a)	For the year ended December 31, 2006, includes a $769 million gain on the sales of AOL’s French and U.K. access businesses, a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of Netscape Security Solutions (“NSS”) and $13 million of noncash impairments. For the year ended December 31, 2005, includes a $24 million noncash impairment charge related to goodwill associated with AOLA, an approximate $5 million gain related to the sale of a building and a $5 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS. For the year ended December 31, 2004, includes a $10 million impairment charge related to a building that was held for sale, a gain of $13 million related to the sale of AOL Japan and a $7 million gain related to the sale of NSS.
(b)	For the year ended December 31, 2005, includes a $5 million gain related to the sale of a property in California.
(c)	For the year ended December 31, 2006, includes a $200 million noncash goodwill impairment charge related to The WB Network. For the year ended December 31, 2004, includes an approximate $7 million loss related to the sale of the winter sports teams.
(d)	For the year ended December 31, 2006, includes a $5 million gain on the sale of a non-strategic magazine title. For the year ended December 31, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability. For the year ended December 31, 2004, includes an $8 million gain related to the sale of a building.
(e)	For the year ended December 31, 2006, includes $650 million in legal reserves related to securities litigation and government investigations, $55 million in net expenses related to securities litigation and the government investigations and a $20 million gain on the sale of two aircraft. For the year ended December 31, 2005, includes $3 billion in legal reserves related to securities litigation and $135 million in net recoveries related to securities litigation and government investigations. For year ended December 31, 2004, includes $510 million in legal reserves related to the government investigations and $26 million in net expenses related to securities litigation and the government investigations. For the year ended December 31, 2004, includes $53 million of costs associated with the relocation from the Company’s former corporate headquarters. For the year ended December 31, 2005, the Company reversed approximately $4 million of this charge, which was no longer required due to changes in estimates.

	Years Ended December 31,
	2006	2005	2004
	(millions)

Depreciation of Property, Plant and Equipment
AOL	$(503)	$(548)	$(652)
Cable	(1,883)	(1,465)	(1,329)
Filmed Entertainment	(139)	(121)	(104)
Networks	(286)	(238)	(212)
Publishing	(115)	(125)	(116)
Corporate	(48)	(44)	(43)

Total depreciation of property, plant and equipment	$(2,974)	$(2,541)	$(2,456)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2006	2005	2004
	(millions)

Amortization of Intangible Assets
AOL	$(144)	$(174)	$(176)
Cable	(167)	(72)	(72)
Filmed Entertainment	(213)	(225)	(213)
Networks	(17)	(23)	(21)
Publishing	(64)	(93)	(133)

Total amortization of intangible assets	$(605)	$(587)	$(615)

	Years Ended December 31,
	2006	2005	2004
	(millions)

Operating Income
AOL(a)	$1,923	$1,123	$819
Cable	2,179	1,786	1,554
Filmed Entertainment(b)	784	885	1,087
Networks(c)	2,723	2,679	2,418
Publishing(d)	911	903	825
Corporate(e)	(1,144)	(3,383)	(1,172)
Intersegment elimination	(14)	(9)	(29)

Total operating income	$7,362	$3,984	$5,502

(a)	For the year ended December 31, 2006, includes a $769 million gain on the sales of AOL’s French and U.K. access businesses, a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS and $13 million of noncash impairments. For the year ended December 31, 2005, includes a $24 million noncash impairment charge related to goodwill associated with AOLA, an approximate $5 million gain related to the sale of a building and a $5 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS. For the year ended December 31, 2004, includes a $10 million impairment charge related to a building that was held for sale, a gain of $13 million related to the sale of AOL Japan and a $7 million gain related to the sale of NSS.
(b)	For the year ended December 31, 2005, includes a $5 million gain related to the sale of a property in California.
(c)	For the year ended December 31, 2006, includes a $200 million noncash goodwill impairment charge related to The WB Network. For the year ended December 31, 2004, includes an approximate $7 million loss related to the sale of the winter sports teams.
(d)	For the year ended December 31, 2006, includes a $5 million gain on the sale of a non-strategic magazine title. For the year ended December 31, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability. For the year ended December 31, 2004, includes an $8 million gain related to the sale of a building.
(e)	For the year ended December 31, 2006, includes $650 million in legal reserves related to securities litigation and government investigations, $55 million in net expenses related to securities litigation and the government investigations and a $20 million gain on the sale of two aircraft. For the year ended December 31, 2005, includes $3 billion in legal reserves related to securities litigation and $135 million in net recoveries related to securities litigation and government investigations. For year ended December 31, 2004, includes $510 million in legal reserves related to the government investigations and $26 million in net expenses related to securities litigation and the government investigations. For the year ended December 31, 2004, includes $53 million of costs associated with the relocation from the Company’s former corporate headquarters. For the year ended December 31, 2005, the Company reversed approximately $4 million of this charge, which was no longer required due to changes in estimates.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2006	2005
	(millions)

Assets
AOL	$5,762	$5,872
Cable	55,736	43,677
Filmed Entertainment	18,354	17,796
Networks	34,952	34,390
Publishing	14,900	14,740
Corporate	1,965	6,269

Total assets	$131,669	$122,744

	Years Ended December 31,
	2006	2005	2004
	(millions)

Capital Expenditures and Product Development Costs
AOL	$387	$417	$417
Cable	2,718	1,837	1,559
Filmed Entertainment	168	184	178
Networks	335	343	320
Publishing	468	298	229
Corporate	9	23	165

Total capital expenditures and product development costs	$4,085	$3,102	$2,868

Because a substantial portion of international revenues are derived from the sale of U.S. copyrighted products abroad, assets located outside the United States, which represent approximately 8% of total assets, are not material. Revenues in different geographical areas are as follows:

	Years Ended December 31,
	2006	2005	2004
	(millions)

Revenues(a)
United States	$35,604	$33,335	$32,590
United Kingdom	2,606	2,807	2,432
Germany	1,169	1,233	1,159
France	834	941	878
Canada	610	609	490
Japan	507	590	684
Other international	2,894	2,886	2,760

Total revenues	$44,224	$42,401	$40,993

(a)	Revenues are attributed to countries based on location of customer.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	COMMITMENTS AND CONTINGENCIES

Commitments

Time Warner’s total net rent expense from continuing operations amounted to $688 million in 2006, $577 million in 2005 and $560 million in 2004. The Company has long-term noncancelable lease commitments for office space, studio facilities and operating equipment in various locations around the world. The minimum rental commitments under noncancelable long-term operating leases during the next five years are as follows (millions):

2007	$603
2008	571
2009	544
2010	482
2011	418
Thereafter	2,158

Total	$4,776

Additionally, Time Warner recognized sublease income of $35 million for both 2006 and 2005 and $32 million for 2004. As of December 31, 2006, the Company has future sublease income commitments of $221 million.

Time Warner also has commitments under certain programming, network licensing, artist, athlete, franchise and other agreements aggregating approximately $31 billion at December 31, 2006, which are payable principally over a ten-year period, as follows (millions):

2007	$8,726
2008-2009	10,529
2010-2011	5,791
Thereafter	5,928

Total	$30,974

The Company also has certain contractual arrangements that would require it to make payments or provide funding if certain circumstances occur (“contingent commitments”). For example, the Company has guaranteed certain lease obligations of unconsolidated investees. In this circumstance, the Company would be required to make payments due under the lease to the lessor in the event of default by the unconsolidated investee. The Company does not expect that these contingent commitments will result in any material amounts being paid by the Company in the foreseeable future.

The following table summarizes separately the Company’s contingent commitments at December 31, 2006. The timing of amounts presented in the table represents when the maximum contingent commitment will expire, but does not mean that the Company expects to incur an obligation to make any payments within that time frame.

	Total
Nature of Contingent Commitments	Commitments	2007	2008-2009	2010-2011	Thereafter
	(millions)

Guarantees	$1,465	$51	$81	$87	$1,246
Letters of credit and other contingent commitments	431	86	6	63	276

Total contingent commitments	$1,896	$137	$87	$150	$1,522

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a description of the Company’s contingent commitments at December 31, 2006:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by (a) entities formerly owned by the Company as described below, and (b) joint ventures in which the Company is or was a venture partner.

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (“Six Flags Georgia” and “Six Flags Texas,” respectively, and, collectively, the “Parks”), in 1997, the Company agreed to guarantee (the “Six Flags Guarantee”), for the benefit of the limited partners, certain obligations of the partnerships that hold the Parks (the “Partnerships”), including the following (the “Guaranteed Obligations”): (a) the obligation to make a minimum amount of annual distributions to the limited partners of the Partnerships; (b) the obligation to make a minimum amount of capital expenditures each year; (c) the requirement that an annual offer to purchase be made in respect of 5% of the limited partnership units of the Partnerships (plus any such units not purchased in any prior year) based on an aggregate price for all limited partnership units at the higher of (i) $250 million in the case of Six Flags Georgia and $374.8 million in the case of Six Flags Texas (the “Base Valuations”) and (ii) a weighted average multiple of EBITDA for the respective Park over the previous four-year period; (d) ground lease payments; and (e) either (i) the purchase of all of the outstanding limited partnership units by Six Flags through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of each of the Partnerships in 2027 (Six Flags Georgia) and 2028 (Six Flags Texas) (the “End of Term Purchase”) or (ii) the obligation to cause each of the Partnerships to have no indebtedness and to meet certain other financial tests as of the end of the term of the Partnership. The aggregate amount payable in connection with an End of Term Purchase of either Park will be the Base Valuation applicable to such Park, adjusted for changes in the consumer price index from December 1996, in the case of Six Flags Georgia, and December 1997, in the case of Six Flags Texas, through December of the year immediately preceding the year in which the End of Term Purchase occurs, in each case, reduced ratably to reflect limited partnership units previously purchased.

In connection with the 1998 sale of Six Flags Entertainment Corporation to Six Flags Inc. (formerly Premier Parks Inc.) (“Six Flags”), Six Flags and the Company, among others, entered into a Subordinated Indemnity Agreement pursuant to which Six Flags agreed to guarantee the performance of the Guaranteed Obligations when due and to indemnify the Company, among others, in the event that the Guaranteed Obligations are not performed and the Six Flags Guarantee is called upon. In the event of a default of Six Flags’ obligations under the Subordinated Indemnity Agreement, the Subordinated Indemnity Agreement and related agreements provide, among other things, that the Company has the right to acquire control of the managing partner of the Parks. Six Flags’ obligations to the Company are further secured by its interest in all limited partnership units that are purchased by Six Flags.

To date, no payments have been made by the Company pursuant to the Six Flags Guarantee. In its quarterly report on Form 10-Q for the quarter ending September 30, 2006, Six Flags has reported a maximum limited partnership unit obligation for 2007 of approximately $277 million. The Company believes the current fair values of the Parks are in excess of this amount.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain Investee Obligations

Bookspan Joint Venture

The Company and Bertelsmann each have a 50% interest in the Bookspan joint venture, which operates the U.S. book clubs of Book-of-the-Month Club, Inc., and Doubleday Direct, Inc. Under the General Partnership Agreement, in January of each year, either Bertelsmann or the Company may elect to terminate the venture by giving notice during 60-day termination periods. If such an election is made, a confidential bid process will take place, pursuant to which the highest bidder will purchase the other party’s entire venture interest. Including the impact related to a change in its fiscal year end, the Bookspan joint venture had operating income of approximately $30 million in 2006.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $4.2 billion and $4.5 billion at December 31, 2006 and December 31, 2005, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment of $702 million and $774 million at December 31, 2006 and December 31, 2005, respectively.

Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or, as referenced above and discussed in more detail in Note 8, on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant value as a source of future funding. Of the approximately $4.2 billion of backlog as of December 31, 2006, Time Warner has recorded $217 million of deferred revenue on the accompanying consolidated balance sheet, representing cash received through the utilization of the backlog securitization facility. The backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

Contingencies

Securities Matters

Consolidated Securities Class Action

During the Summer and Fall of 2002, 30 shareholder class action lawsuits were filed naming as defendants the Company, certain current and former executives of the Company and, in several instances, AOL. These lawsuits were filed in U.S. District Courts for the Southern District of New York, the Eastern District of Virginia and the Eastern District of Texas. The complaints purported to be made on behalf of certain shareholders of the Company and alleged that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claimed that the Company failed to disclose AOL’s declining advertising revenues and that the Company and AOL inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also alleged that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of Time Warner stock, that the Company failed to disclose that the January 2001 merger of America Online, Inc. (now AOL LLC) and Time Warner Inc., now known as Historic TW Inc. (“Historic TW”) (the “Merger” or the “AOL-Historic TW Merger”), was not generating the synergies anticipated at the time of the announcement of the merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits sought an unspecified amount in compensatory damages. All of these lawsuits were centralized in the U.S. District Court for the Southern District of New York for

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

coordinated or consolidated pretrial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under ERISA described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation.

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

In July 2005, the Company reached an agreement in principle with MSBI for the settlement of the consolidated securities actions. The settlement is reflected in a written agreement between the lead plaintiff and the Company. On September 30, 2005, the court issued an order granting preliminary approval of the settlement and certified the settlement class. The court issued an order dated April 6, 2006 granting final approval of the settlement, and the time to appeal that decision has expired. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $3 billion during the second quarter of 2005 reflecting the MSBI settlement and other pending related shareholder and ERISA litigation. Pursuant to the MSBI settlement, in October 2005, Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of the class represented in the action, and Ernst & Young LLP paid $100 million. In connection with the settlement, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the DOJ was transferred to the MSBI Settlement Fund. In addition, the $300 million the Company previously paid in connection with the settlement of its SEC investigation will be distributed to investors through the MSBI settlement process pursuant to an order issued by the U.S. District Court for the District of Columbia on July 11, 2006. On October 27, 2006, the court awarded to plaintiffs’ counsel fees in the amount of $147.5 million and reimbursement for expenses in the amount of $3.4 million, plus interest accrued on such amounts since October 7, 2005, the date the Company paid $2.4 billion into the MSBI Settlement Fund; these amounts are to be paid from the MSBI Settlement Fund. The administration of the MSBI settlement is ongoing. Settlements also have been reached in many of the additional related cases, including the ERISA and derivative actions, as described below.

Other Related Securities Litigation Matters

During the Fall of 2002 and Winter of 2003, three putative class action lawsuits were filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the Time Warner Savings Plan, the Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits named as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits alleged that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints sought unspecified damages and unspecified

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equitable relief. The ERISA actions were consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including TWE, certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company. On September 12, 2003, the Company filed a motion to dismiss the consolidated ERISA complaint. On March 9, 2005, the court granted in part and denied in part the Company’s motion to dismiss. The court dismissed two individual defendants and TWE for all purposes, dismissed other individuals with respect to claims plaintiffs had asserted involving the TWC Savings Plan, and dismissed all individuals who were named in a claim asserting that their stock sales had constituted a breach of fiduciary duty to the Plans. The parties reached an agreement to resolve this matter in 2006 and the court granted preliminary approval of the settlement in an opinion dated May 1, 2006. A final approval hearing was held on July 19, 2006, and the court granted final approval of the settlement in an opinion dated September 27, 2006. On October 25, 2006, one of the objectors to this settlement filed a notice of appeal of this decision; pursuant to a settlement agreement between the parties in a related securities matter, that objector subsequently withdrew his notice of appeal, and the time to appeal has expired. The court has yet to rule on plaintiffs’ petition for attorneys’ fees and expenses.

During the Summer and Fall of 2002, 11 shareholder derivative lawsuits were filed naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. Three were filed in New York State Supreme Court for the County of New York, four were filed in the U.S. District Court for the Southern District of New York and four were filed in the Court of Chancery of the State of Delaware for New Castle County. The complaints alleged that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that AOL had declining advertising revenues and by failing to conduct adequate due diligence in connection with the AOL-Historic TW Merger, that the AOL-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further alleged that certain of the defendants improperly sold their personal holdings of Time Warner securities. The lawsuits requested that (i) all proceeds from defendants’ sales of Time Warner common stock, (ii) all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above and (iii) any improper salaries or payments be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County were consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003 in that action, and on June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint. On May 2, 2003, the three lawsuits filed in New York State Supreme Court for the County of New York were dismissed on forum non conveniens grounds, and plaintiffs’ time to appeal has expired. The four lawsuits pending in the U.S. District Court for the Southern District of New York were centralized for coordinated or consolidated pre-trial proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. On October 6, 2004, plaintiffs filed an amended consolidated complaint in three of these four cases. On April 20, 2006, plaintiffs in the four lawsuits filed in the Court of Chancery of the State of Delaware for New Castle County filed a new complaint in the U.S. District Court for the Southern District of New York. The parties to all of these actions subsequently reached an agreement to resolve all remaining matters in 2006, and the federal district court in New York granted preliminary approval of the settlement in an opinion dated May 10, 2006. A final approval hearing was held on June 28, 2006, and the court granted final approval of the settlement in an opinion dated September 6, 2006. The time to appeal that decision has expired. The court has yet to rule on plaintiffs’ petition for attorneys’ fees and expenses.

During the Summer and Fall of 2002, several lawsuits brought by individual shareholders were filed in various federal jurisdictions, and in late 2005 and early 2006, numerous additional shareholders determined to “opt-out” of the settlement reached in the consolidated federal securities class action described above, and many have since filed federal lawsuits. The claims alleged in these actions are substantially identical to the claims alleged in the consolidated federal securities class action described above, and all of these cases have been transferred to the U.S. District Court for the Southern District of New York for coordinated or consolidated pre-trial proceedings. In

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

May 2006, amended complaints were filed in thirty-five of these cases. In June 2006, the Company filed a motion to dismiss and a motion for partial summary judgment in these thirty-five cases, which seek to dismiss some or all of the complaints and/or to preclude recovery of alleged damages incurred prior to July 2002 based on loss causation principles. The Court has scheduled oral argument on these motions for February 28, 2007. In March 2006, the parties reached an agreement to settle the claims brought in the case Stichting Pensioenfonds ABP v. AOL Time Warner, et al. In December 2006, the parties reached an agreement to settle the claims brought in the case DEKA Investment GMBH et al. v. AOL Time Warner Inc. et al. Also in December 2006, the parties reached an agreement to settle the claims brought in the case Norges Bank v. AOL Time Warner Inc. et al. The aggregate amount for which the Company has settled these three lawsuits as well as related lawsuits is described below. The Company intends to defend against the remaining lawsuits vigorously.

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

On April 14, 2003, Regents of the University of California et al. v. Parsons et al., was filed in California Superior Court, County of Los Angeles, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young LLP, Citigroup Inc., Salomon Smith Barney Inc. and Morgan Stanley & Co. Plaintiffs allege that the Company made material misrepresentations in its registration statements related to the AOL-Historic TW Merger and stock option plans in violation of Sections 11 and 12 of the Securities Act of 1933. The complaint also alleges common law fraud and breach of fiduciary duties under California state law. Plaintiffs seek disgorgement of alleged insider trading proceeds and restitution for their stock losses. Three related cases have been filed in California Supreme Court and have been coordinated in the County of Los Angeles. On January 26, 2004, certain individuals filed motions to dismiss for lack of personal jurisdiction. On September 10, 2004, the Company filed a motion to dismiss plaintiffs’ complaints and certain individual defendants (who had not previously moved to dismiss plaintiffs’ complaints for lack of personal jurisdiction) filed a motion to dismiss plaintiffs’ complaints. On April 22, 2005, the court granted certain motions to dismiss for lack of personal jurisdiction and denied certain motions to dismiss for lack of personal jurisdiction. The court issued a series of rulings on threshold issues presented by the motions to dismiss on May 12, July 22 and August 2, 2005. These rulings granted in part and denied in part the relief sought by defendants, subject to plaintiffs’ right to make a prima facie evidentiary showing to support certain dismissed claims. In January 2006, the Los Angeles County Employees Retirement Agency, which had filed one of the three related cases described above, voluntarily dismissed its lawsuit; an order of dismissal was entered on January 17, 2006. Also in January 2006, two additional individual actions were filed in California Superior Court against the Company and, in one instance, Ernst & Young LLP and certain former officers, directors and executives of the Company. Both of these additional individual actions assert claims substantially identical to those asserted in the four actions already coordinated in California Superior Court, and have been consolidated with the other coordinated proceedings. In December 2006, the Company reached an agreement to settle the claims brought by the California State Teachers’ Retirement System and the Franklin Funds. In February 2007, the Company reached an agreement in principle to settle the claims brought by the plaintiffs in the remaining related cases, including the Regents of the University of California and the California Public Employees’ Retirement System. The aggregate amount for which the Company has settled these as well as related lawsuits is described below.

On July 18, 2003, Ohio Public Employees Retirement System et al. v. Parsons et al. was filed in Ohio, Court of Common Pleas, Franklin County, naming as defendants the Company, certain current and former officers, directors

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co. and Ernst & Young LLP. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Ohio law, breach of fiduciary duty and common law fraud. Plaintiffs seek disgorgement of alleged insider trading proceeds, restitution and unspecified compensatory damages. On October 29, 2003, the Company moved to stay the proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 8, 2004, the court granted in part the Company’s motion to dismiss plaintiffs’ complaint; specifically, the court dismissed plaintiffs’ common law claims but otherwise allowed plaintiffs’ remaining statutory claims against the Company and certain other defendants to proceed. The Company answered the complaint on February 22, 2005. On November 17, 2005, the court granted the jurisdictional motions of twenty-five of the individual defendants, and dismissed them from the case. The court has informed the parties that it intends for this matter to be ready for trial by January 2008. The Company intends to defend against this lawsuit vigorously.

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

On January 28, 2004, McClure et al. v. AOL Time Warner Inc. et al. was filed in the District Court of Cass County, Texas (purportedly on behalf of several purchasers of Company stock) naming as defendants the Company and certain current and former officers, directors and employees of the Company. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege breach of fiduciary duty and common law fraud. Plaintiffs seek unspecified compensatory damages. On May 8, 2004, the Company filed a general denial and a motion to dismiss for improper venue. Also on May 8, 2004, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. In February 2007, the parties reached an agreement in principle to settle this lawsuit. The aggregate amount for which the Company has settled this as well as related lawsuits is described below.

On April 1, 2004, Alaska State Department of Revenue et al. v. America Online, Inc. et al. was filed in Superior Court in Juneau County, Alaska, naming as defendants the Company, certain current and former officers, directors and employees of the Company, AOL, Historic TW, Morgan Stanley & Co., Inc., and Ernst & Young LLP. Plaintiffs alleged that the Company made material misrepresentations in its registration statements in violation of Alaska law and common law fraud. The plaintiffs sought unspecified compensatory and punitive damages. In December 2006, the parties reached an agreement to settle this lawsuit. The aggregate amount for which the Company has settled this as well as related lawsuits is described below.

On November 15, 2002, the California State Teachers’ Retirement System filed an amended consolidated complaint in the U.S. District Court for the Central District of California on behalf of a putative class of purchasers of stock in Homestore.com, Inc. (“Homestore”). Plaintiff alleged that Homestore engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and two former employees of its AOL division were named as defendants in the amended consolidated complaint because of their alleged participation in the scheme through certain advertising transactions entered into with Homestore. Motions to dismiss filed by the Company and the two former employees were granted on March 7, 2003, and a final judgment of dismissal was entered on March 8, 2004. On April 7, 2004, plaintiff filed a notice of appeal in the Ninth Circuit Court of Appeals. The Ninth Circuit heard oral argument on this appeal on February 6, 2006 and issued an opinion on June 30, 2006 affirming the lower court’s decision and remanding the case to the district court for further proceedings. On

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 28, 2006, plaintiff filed a motion for leave to amend the complaint, and on December 18, 2006, the court held a hearing and denied plaintiff’s motion. In addition, on October 20, 2006, the Company joined its co-defendants in filing a petition for certiorari with the Supreme Court of the United States, seeking reconsideration of the Ninth Circuit’s decision. In December 2006, the Company reached an agreement with plaintiff to settle its claims against the Company and its former employees. The aggregate amount for which the Company has agreed to settle this as well as related lawsuits is described below. The settlement agreement will be subject to preliminary and final approval by the district court. There can be no assurance that the settlement will receive either preliminary or final court approval.

On April 30, 2004, a second amended complaint was filed in the U.S. District Court for the District of Nevada on behalf of a putative class of purchasers of stock in PurchasePro.com, Inc. (“PurchasePro”). Plaintiffs alleged that PurchasePro engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and four former officers and employees were added as defendants in the second amended complaint and were alleged to have participated in the scheme through certain advertising transactions entered into with PurchasePro. Three similar putative class actions had previously been filed against the Company, AOL and certain former officers and employees, and were consolidated with the Nevada action. On February 17, 2005, the judge in the consolidated action granted the Company’s motion to dismiss the second amended complaint with prejudice. The parties have agreed to settle this matter. The court granted preliminary approval of the proposed settlement in an order dated July 18, 2006 and granted final approval of the settlement in an order dated October 10, 2006. The administration of the settlement is ongoing. The aggregate amount for which the Company has settled this as well as related lawsuits is described below.

During the fourth quarter of 2006, the Company established an additional reserve of $600 million related to the remaining securities litigation matters described above, bringing the total reserve for unresolved claims to approximately $620 million at December 31, 2006. The prior reserve aggregating $3.0 billion established in the second quarter of 2005 had been substantially utilized as a result of the settlements resolving many of the other shareholder lawsuits that had been pending against the Company, including settlements entered into during the fourth quarter of 2006. During February 2007, the Company reached agreements in principle to pay approximately $405 million to settle certain of the remaining claims — amounts consistent with the estimates contemplated in establishing the additional reserve, including approximately $400 million for which agreement in principle was reached on February 14, 2007. However, additional lawsuits remain pending, with plaintiffs in these remaining matters claiming approximately $3 billion in aggregated damages with interest. The Company has engaged in, and may in the future engage in, mediation in an attempt to resolve the remaining cases. If the remaining cases cannot be resolved by adjudication on summary judgment or by settlement, trials will ensue in these matters. As of February 22, 2007, the remaining reserve of approximately $215 million reflects the Company’s best estimate, based on the many related securities litigation matters that it has resolved to date, of its financial exposure in the remaining lawsuits. The Company intends to defend the remaining lawsuits vigorously, including through trial. It is possible, however, that the ultimate resolution of these matters could involve amounts materially greater or less than the remaining reserve, depending on various developments in these litigation matters.

Government Investigations

As previously disclosed by the Company, the SEC and the DOJ had conducted investigations into accounting and disclosure practices of the Company. Those investigations focused on advertising transactions, principally involving the Company’s AOL segment, the methods used by the AOL segment to report its subscriber numbers and the accounting related to the Company’s interest in AOL Europe prior to January 2002. During 2004, the Company established $510 million in legal reserves related to the government investigations, the components of which are discussed in more detail in the following paragraphs.

The Company and its subsidiary, AOL, entered into a settlement with the DOJ in December 2004 that provided for a deferred prosecution arrangement for a two-year period. In December 2006, as part of the deferred prosecution arrangement, the DOJ’s complaint against AOL was dismissed. As part of the settlement with the DOJ, in December

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004, the Company paid a penalty of $60 million and established a $150 million fund, which the Company could use to settle related securities litigation. During October 2005, the $150 million was transferred by the Company into the MSBI Settlement Fund for the members of the class covered by the MSBI consolidated securities class action described above.

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

During the third quarter of 2006, the independent examiner completed his review and, in accordance with the terms of the SEC settlement, provided a report to the Company’s audit and finance committee of his conclusions. As a result of the conclusions, the Company’s consolidated financial results were restated for each of the years ended December 31, 2000 through December 31, 2005 and for the three months ended March 31, 2006 and the three and six months ended June 30, 2006 and are reflected in amendments filed with the SEC on September 13, 2006.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On October 22, 2004, the same Siegel heirs filed a second lawsuit against the Company, DC Comics, Warner Bros. Entertainment Inc., Warner Communications Inc. and Warner Bros. Television Production Inc. in the U.S. District Court for the Central District of California. Plaintiffs claim that Jerome Siegel was the sole creator of the character Superboy and, as such, DC Comics has had no right to create new Superboy works since the alleged October 17, 2004 termination by plaintiffs of Siegel’s grants of rights to the Superboy character to DC Comics’ predecessor-in-interest. This lawsuit seeks a declaration regarding the validity of the alleged termination and an injunction against future use of the Superboy character. Plaintiffs have also asserted Lanham Act and unfair competition claims alleging false statements by DC Comics regarding the creation of the Superboy character. The Company answered the complaint and filed counterclaims on December 21, 2004, to which plaintiffs replied on January 7, 2005. The case was consolidated for discovery purposes with the “Superman” action described immediately above. The parties filed cross-motions for summary judgment or partial summary judgment on February 15, 2006. In its ruling dated March 23, 2006, the court denied the Company’s motion for summary judgment, granted plaintiffs’ motion for partial summary judgment on termination and held that further proceedings are necessary to determine whether the Company’s Smallville television series may infringe on plaintiffs’ rights to the Superboy character. On January 12, 2007, the Company filed a motion for reconsideration of the court’s decision granting plaintiffs’ motion for partial summary judgment on termination. That motion is pending. The Company intends to defend against this lawsuit vigorously, but is unable to predict its outcome.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 1, 2005, Thomas Dreiling filed a derivative suit in the U.S. District Court for the Western District of Washington against AOL and Infospace Inc. as nominal defendant. The complaint, brought in the name of Infospace by one if its shareholders, asserts violations of Section 16(b) of the Securities Exchange Act of 1934. Plaintiff alleges that certain AOL executives and the founder of Infospace, Naveen Jain, entered into an agreement to manipulate Infospace’s stock price through the exercise of warrants that AOL had received in connection with a commercial agreement with Infospace. Because of this alleged agreement, plaintiff asserts that AOL and Mr. Jain constituted a “group” that held more than 10% of Infospace’s stock and, as a result, AOL violated the short-swing trading prohibition of Section 16(b) in connection with sales of shares received from the exercise of those warrants. The complaint seeks disgorgement of profits, interest and attorneys fees. On September 26, 2005, AOL filed a motion to dismiss the complaint for failure to state a claim, which was denied by the Court on December 5, 2005. The case is scheduled for trial starting in October of 2007. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate the range of possible loss.

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and AOL, among other defendants, infringe a number of patents purportedly relating to customer call center operations, voicemail and/or video-on-demand services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. The Company intends to defend against the claim vigorously, but is unable to predict the outcome of the suit or reasonably estimate a range of possible loss.

On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nation-wide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the court granted preliminary approval of a class settlement arrangement on terms that were not material to the Company. A final settlement approval hearing was held on May 19, 2006, and on January 26, 2007, the court denied approval of the settlement. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

On October 20, 2005, a group of syndicate participants, including BNZ Investments Limited, filed three related actions in the High Court of New Zealand, Auckland Registry, against New Line Cinema Corporation, a wholly owned subsidiary of the Company, and its subsidiary, New Line Productions Inc. (collectively, “New Line”). The complaints allege breach of contract, breach of duties of good faith and fair dealing, and other common law and

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statutory claims under California and New Zealand law. Plaintiffs contend, among other things, they have not received proceeds from certain financing transactions they entered into with New Line relating to three motion pictures: The Lord of the Rings: The Fellowship of the Ring; The Lord of the Rings: The Two Towers; and The Lord of the Rings: The Return of the King. The parties to these actions have agreed that all claims will be heard before a single arbitrator, who has been selected, before the International Court for Arbitration, and the proceedings before the High Court of New Zealand have been dismissed without prejudice. The Company intends to defend against these proceedings vigorously, but is unable to predict the outcome of the proceedings.

As previously disclosed, in 2005, Time Inc. received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York in connection with an investigation of certain magazine circulation-related practices. Time Inc. responded to the subpoena and is cooperating with the investigation.

On December 22, 2006, AOL Europe Services SARL (“AOL Luxembourg”), a wholly owned subsidiary of AOL organized under the laws of Luxembourg, received an assessment from the French tax authorities for €34 million (approximately $44 million) for value added tax (“VAT”) due in France, including interest, related to subscription revenues from French subscribers earned from July 1, 2003 through December 31, 2003. The French tax authorities claim that these revenues are subject to French VAT, instead of Luxembourg VAT, as originally reported and paid by AOL. The Company intends to defend against this assessment vigorously, but is unable to predict the outcome of the proceedings. AOL Luxembourg also could receive similar assessments from the French tax authorities in the future for subscription revenues earned in 2004 through 2006, which assessment could total up to €72 million (approximately $94 million), including interest.

In the normal course of business, the Company’s tax returns are subject to examination by various domestic and foreign taxing authorities. Such examinations may result in future tax and interest assessments on the Company. In instances where the Company believes that a loss is probable, it has accrued a liability.

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

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting and with Comcast, which was a minority owner of TWC prior to the completion of the TWC Redemption on July 31, 2006. These transactions have been executed on terms comparable to those of unrelated third parties and primarily include the licensing of broadcast rights to film and television product by the Filmed Entertainment segment, the licensing of rights to carry cable television programming provided by the Networks segment, and the purchase of programming, primarily at TWC, including programming provided by Comcast-owned networks with only those cable systems in which Comcast had an ownership interest during the covered period.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	ADDITIONAL FINANCIAL INFORMATION

Cash Flows

Additional financial information with respect to cash (payments) and receipts is as follows:

	Year Ended December 31,
	2006	2005	2004
	(millions)

Cash payments made for interest	$(1,830)	$(1,534)	$(1,672)
Interest income received	135	230	94

Cash interest payments, net	$(1,695)	$(1,304)	$(1,578)

Cash payments made for income taxes	$(565)	$(486)	$(483)
Income tax refunds received	34	82	107

Cash tax payments, net	$(531)	$(404)	$(376)

The consolidated statement of cash flows does not reflect approximately $120 million of common stock repurchases included in Other current liabilities, because this amount was not paid at December 31, 2006. Additionally, the consolidated statement of cash flows reflects approximately $109 million of common stock repurchases that were included in Other current liabilities at December 31, 2005 but for which payment was not made until the first quarter of 2006. Noncash financing and investing activities during 2006 included the transfer of shares of TWC’s common stock, valued at $5.5 billion, as part of the purchase price for the assets acquired in the Adelphia Acquisition; the transfer of Urban Cable, with a fair value of $190 million, in connection with the Exchange; and the transfer of cable systems with a fair value of $3.1 billion in connection with the Redemptions.

Interest Expense, Net

Interest expense, net, consists of:

	Year Ended December 31,
	2006	2005	2004
	(millions)

Interest income	$296	$356	$221
Interest expense	(1,971)	(1,622)	(1,754)

Total interest expense, net	$(1,675)	$(1,266)	$(1,533)

Other Income, Net

Other income, net, consists of:

	Year Ended December 31,
	2006	2005	2004
	(millions)

Investment gains, net(a)	$1,051	$1,011	$424
Net gain on WMG option	—	53	50
Income on equity method investees	118	61	36
Losses on accounts receivable securitization programs	(50)	(36)	(15)
Other	20	36	27

Total other income, net	$1,139	$1,125	$522

(a)	Includes a noncash pretax gain of $10 million for the year ended December 31, 2006, a noncash pretax loss of $1 million for the year ended December 31, 2005, and a noncash pretax loss of $14 million for the year ended December 31, 2004 resulting from market fluctuations of equity derivative instruments. Also includes a noncash pretax charge of $7 million for the year ended December 31, 2006, $16 million for the year ended December 31, 2005, and $15 million for the year ended December 31, 2004 to reduce the carrying value of certain investments for other-than-temporary declines in value.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Liabilities

Other current liabilities consist of:

	December 31,
	2006	2005
	(millions)

Accrued expenses	$4,972	$4,651
Accrued compensation	1,382	1,305
Accrued income taxes	205	157

Total other current liabilities	$6,559	$6,113

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2006 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on the specified criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 237 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Time Warner Inc.

We have audited the accompanying consolidated balance sheets of Time Warner Inc. (“Time Warner”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the Financial Statement Schedule II and Supplementary Information listed in the index at Item 15(a). These financial statements, schedule and supplementary information are the responsibility of Time Warner’s management. Our responsibility is to express an opinion on these financial statements, schedule and supplementary information based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule and supplementary information, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, as of January 1, 2006, Time Warner adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment, and changed its method of accounting for certain programming inventory costs, both using a retrospective method. Additionally, as of December 31, 2006, Time Warner adopted Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Time Warner’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
February 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Time Warner Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, under Item 9A, that Time Warner Inc. (“Time Warner”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Time Warner’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Time Warner’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Time Warner maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Time Warner maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 22, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
February 22, 2007

TIME WARNER INC.
SELECTED FINANCIAL INFORMATION

The selected financial information set forth below for each of the three years in the period ended December 31, 2006, has been derived from and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for the year ended December 31, 2003 has been derived from audited financial statements not included herein. The selected financial information set forth below for the year ended December 31, 2002 has been derived from unaudited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. Certain reclassifications have been made to conform to the 2006 presentation.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(millions, except per share data)

Selected Operating Statement Information:
Revenues:
Subscription	$23,702	$21,581	$21,027	$19,916	$18,475
Advertising	8,515	7,564	6,904	6,075	5,894
Content	10,769	12,075	11,904	11,069	9,848
Other	1,238	1,181	1,158	1,464	1,799

Total revenues	44,224	42,401	40,993	38,524	36,016
Operating income (loss)(a)	7,362	3,984	5,502	4,416	(38,058)
Interest expense, net	(1,675)	(1,266)	(1,533)	(1,734)	(1,624)
Other income (expense), net(b)	1,139	1,125	522	1,200	(2,337)
Income (loss) before discontinued operations and cumulative effect of accounting change	5,114	2,548	2,840	2,683	(41,857)
Discontinued operations, net of tax	1,413	123	234	(505)	(2,251)
Cumulative effect of accounting change(c)	25	—	34	(12)	(54,135)

Net income (loss)	6,552	2,671	3,108	2,166	(98,243)
Per share of common stock:
Basic income (loss) per common share before discontinued operations and cumulative effect of accounting change	$1.22	$0.55	$0.62	$0.60	$(9.40)
Discontinued operations	0.34	0.02	0.05	(0.12)	(0.50)
Cumulative effect of accounting change	0.01	—	0.01	—	(12.15)

Basic net income (loss) per common share	$1.57	$0.57	$0.68	$0.48	$(22.05)
Diluted income (loss) per common share before discontinued operations and cumulative effect of accounting change	$1.21	$0.54	$0.60	$0.58	$(9.40)
Discontinued operations	0.33	0.03	0.05	(0.11)	(0.50)
Cumulative effect of accounting change	0.01	—	0.01	—	(12.15)

Diluted net income (loss) per common share	$1.55	$0.57	$0.66	$0.47	$(22.05)
Average common shares:
Basic	4,182.5	4,648.2	4,560.2	4,506.0	4,454.9
Diluted	4,224.8	4,710.0	4,694.7	4,623.7	4,454.9

(a)	2006 includes a $769 million gain on the sales of AOL’s U.K. and French access businesses, $13 million of noncash impairments, a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS, a $200 million noncash goodwill impairment charge related to The WB Network, a $5 million gain related to the sale of a non-strategic magazine title, a $20 million gain on the sale of two aircraft, $650 million in legal reserves related to securities litigation and $55 million in net expenses related to securities litigation and government investigations. 2005 includes a $24 million noncash impairment charge related to goodwill associated with AOLA, an approximate $5 million gain related to the sale of a building, a $5 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS, an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability, a $5 million gain related to the sale of a property in California and $3 billion in legal reserves related to securities litigation and $135 million in net recoveries related to securities litigation and the government investigations. 2004 includes a $10 million impairment charge related to a building that was held for sale, a gain of $13 million related to the sale of AOL Japan, a $7 million gain related to the sale of NSS, an approximate $7 million loss related to the sale of the winter sports team, an $8 million gain related to the sale of a building, $510 million legal reserves related to the government investigations and $26 million in net expenses related to securities litigation and the government investigations. 2003 includes a $43 million gain related to the sale of consolidated cinemas in the U.K., a $29 million loss on the sale of Time Life and a noncash charge to reduce the carrying value of goodwill and other intangible assets of $219 million in 2003 and $42.511 billion in 2002. Also includes merger-related costs and restructurings of $400 million in 2006, $117 million in 2005, $50 million in 2004, $109 million in 2003 and $327 million in 2002. 2004 also includes $53 million of costs associated with the relocation from the Company’s former Corporate Headquarters. For the year ended December 31, 2005, the Company reversed approximately $4 million of this charge, which was no longer required due to changes in estimates.
(b)	Includes net gains of $1.051 billion in 2006, $1.011 billion in 2005, $424 million in 2004 and $580 million in 2003 primarily related to the sale of investments and net losses of $2.075 billion in 2002 primarily related to noncash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value. In addition, 2005 includes a $53 million net gain related to the sale of the Company’s option in WMG and 2004 includes a $50 million fair value adjustment related to the Company’s option in WMG (Note 4).
(c)	Includes a noncash benefit of $25 million in 2006 as the cumulative effect of an accounting change upon the adoption of FAS 123R to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are ultimately not expected to vest, a noncash benefit of $34 million in 2004 as the cumulative effect of an accounting change in connection with the consolidation of AOLA in 2004 in accordance with FIN 46R, a noncash charge of $12 million in 2003 as the cumulative effect of an accounting change in connection with the adoption of FIN 46 and a noncash charge of $54.235 billion in 2002 as the cumulative effect of an accounting change in connection with the adoption of FAS 142 (Note 1).

TIME WARNER INC.
SELECTED FINANCIAL INFORMATION (Continued)

	As of December 31,
	2006	2005	2004	2003	2002
	(millions, except per share data)

Selected Balance Sheet Information:
Cash and equivalents	$1,549	$4,220	$6,139	$3,040	$1,730
Total assets	131,669	122,744	123,453	122,021	115,673
Debt due within one year	64	92	1,672	2,287	155
Mandatorily convertible preferred stock	—	—	1,500	1,500	—
Long-term debt	34,933	20,238	20,703	23,458	27,354
Mandatorily redeemable preferred membership units issued by a subsidiary	300	—	—	—	—
Shareholders’ equity	60,389	65,105	63,298	58,712	55,212
Total capitalization	95,686	85,435	87,173	85,957	82,721
Cash dividends declared per share of common stock	0.21	0.10	—	—	—

TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION
(unaudited)

The following table sets forth the quarterly information for Time Warner:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share data)

2006(a)(b)(c)
Revenues:
Subscription	$5,505	$5,681	$6,148	$6,368
Advertising	1,794	2,230	2,060	2,431
Content	2,756	2,306	2,388	3,319
Other	272	302	316	348

Total revenues	10,327	10,519	10,912	12,466
Operating income	1,835	1,751	1,667	2,109
Income before discontinued operations and cumulative effect of accounting change	1,179	844	1,361	1,730
Discontinued operations, net of tax	259	170	961	23

Income before cumulative effect of accounting change	1,438	1,014	2,322	1,753
Cumulative effect of accounting change	25	—	—	—

Net income	1,463	1,014	2,322	1,753
Basic income per common share before discontinued operations and cumulative effect of accounting change	0.26	0.20	0.34	0.44
Basic income per common share before cumulative effect of accounting change	0.32	0.24	0.57	0.44
Diluted income per common share before discontinued operations and cumulative effect of accounting change	0.26	0.20	0.33	0.43
Diluted income per common share before cumulative effect of accounting change	0.32	0.24	0.57	0.44
Net income per share — basic	0.33	0.24	0.57	0.44
Net income per share — diluted	0.32	0.24	0.57	0.44
Cash provided by operations	2,347	1,810	2,413	2,028
Common stock — high	18.74	17.75	18.89	22.25
Common stock — low	16.56	16.56	15.70	18.07
Cash dividends declared per share of common stock	0.05	0.05	0.055	0.055

2005(b)(d)
Revenues:
Subscription	$5,339	$5,460	$5,378	$5,404
Advertising	1,637	2,007	1,762	2,158
Content	2,976	2,674	2,821	3,604
Other	257	284	283	357

Total revenues	10,209	10,425	10,244	11,523
Operating income (loss)	1,648	(1,349)	1,649	2,036
Income (loss) before discontinued operations	892	(442)	827	1,271
Discontinued operations, net of tax	27	37	26	33

Net income (loss)	919	(405)	853	1,304
Basic income (loss) per common share before discontinued operations	0.19	(0.09)	0.18	0.27
Diluted income (loss) per common share before discontinued operations	0.19	(0.09)	0.18	0.27
Net income (loss) per share — basic	0.20	(0.09)	0.18	0.28
Net income (loss) per share — diluted	0.19	(0.09)	0.18	0.28
Cash provided (used) by operations	1,832	1,600	2,085	(640)
Common stock — high	19.64	18.25	19.00	18.53
Common stock — low	16.86	16.54	16.10	16.74
Cash dividends declared per share of common stock	—	—	0.05	0.05

See notes on following page.

TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION (Continued)
(unaudited)

Notes to Quarterly Financial Information

(a)	Time Warner’s operating income per common share in 2006 has been affected by certain significant transactions and other items affecting comparability. These items consisted of (i) a $200 million noncash goodwill impairment charge related to The WB Network during the third quarter and $13 million of noncash impairments during the fourth quarter, (ii) the following restructuring and merger-related costs: $30 million in net restructuring costs during the first quarter, $102 million in net restructuring costs during the second quarter, $73 million in net restructuring costs during the third quarter and $195 million in net restructuring costs during the fourth quarter (Note 14), (iii) net gains from the disposal of consolidated assets of $22 million in the first quarter and $774 million in the fourth quarter, (iv) $50 million in legal reserves related to securities litigation and $21 million in net recoveries related to securities litigation and the government investigations in the first quarter, $32 million in net expenses related to securities litigation and government investigations in the second quarter, $29 million in net expenses related to securities litigation and the government investigations in the third quarter, $600 million in legal reserves related to securities litigation and $15 million in net expenses related to securities litigation and the government investigations in the fourth quarter.
(b)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.
(c)	In the third quarter of 2006, the Company presented the Transferred Systems as discontinued operations, resulting in a reduction of Operating Income of $54 million and $56 million for the quarters ended March 31, 2006 and June 30, 2006, respectively, from amounts previously reported.
(d)	Time Warner’s operating income per common share in 2005 has been affected by certain significant transactions and other items affecting comparability. These items consisted of (i) a $24 million noncash impairment charge related to goodwill associated with AOLA, (ii) the following restructuring and merger-related costs: $12 million in net restructuring costs during the first quarter, $11 million in net restructuring costs during the second quarter, $5 million in restructuring costs during the third quarter and $89 million in net restructuring costs during the fourth quarter (Note 14), (iii) net gains from the disposal of consolidated assets of $10 million in the first quarter, $8 million in the second quarter, and $5 million in the fourth quarter, (iv) $6 million in net expenses related to securities litigation and the government investigations in the first quarter, $3 billion in legal reserves related to securities litigation and $3 million in net expenses related to securities litigation and the government investigations in the second quarter, $16 million in net expenses related to securities litigation and the government investigations in the third quarter, and $160 million in net recoveries related to securities litigation and the government investigations in the fourth quarter.

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

TW AOL Holdings Inc. (“TW AOL Holdings”), Historic TW Inc. (“Historic TW”), Time Warner Companies, Inc. (“TW Companies”) and Turner Broadcasting System, Inc. (“TBS” and, together with TW AOL Holdings, Historic TW and TW Companies, the “Guarantor Subsidiaries”) are wholly owned subsidiaries of Time Warner Inc. (“Time Warner”). The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed outstanding publicly traded indebtedness of Time Warner.

The Securities and Exchange Commission’s rules require that condensed consolidating financial information be provided for wholly owned subsidiaries that have guaranteed debt of a registrant issued in a public offering, where each such guarantee is full and unconditional, and joint and several. Set forth below are condensed consolidating financial statements of Time Warner, including each of the Guarantor Subsidiaries. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) the Guarantor Subsidiaries (in each case, reflecting investments in each Guarantor Subsidiary’s consolidated subsidiaries under the equity method of accounting), (ii) the direct and indirect non-guarantor subsidiaries of Time Warner and (iii) the eliminations necessary to arrive at the information for Time Warner on a consolidated basis. There are no restrictions on the Company’s ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances. These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of Time Warner.

Consolidating Statement of Operations
For The Year Ended December 31, 2006

								Time
	Time	TW AOL	Historic	TW		Non-Guarantor		Warner
	Warner	Holdings	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)

Revenues	$—	$—	$—	$—	$1,150	$43,219	$(145)	$44,224

Costs of revenues	—	—	—	—	(514)	(24,801)	140	(25,175)
Selling, general and administrative	(89)	(8)	(41)	(18)	(277)	(10,132)	5	(10,560)
Amortization of intangible assets	—	—	—	—	—	(605)	—	(605)
Amounts related to securities litigation and government investigations	(705)	—	—	—	—	—	—	(705)
Merger-related, restructuring, and shutdown costs	(5)	—	—	—	—	(395)	—	(400)
Asset impairments	—	—	—	—	—	(213)	—	(213)
Gains on disposal of assets, net	20	—	—	—	—	776	—	796

Operating income (loss)	(779)	(8)	(41)	(18)	359	7,849	—	7,362
Equity in pretax income of consolidated subsidiaries	7,886	1,789	6,213	5,718	1,356	—	(22,962)	—
Interest income (expense), net	(673)	(4)	(114)	(1,097)	(45)	258	—	(1,675)
Other income (expense), net	17	31	(4)	57	196	1,410	(568)	1,139
Minority interest expense, net	—	—	—	—	—	(291)	(84)	(375)

Income before income taxes, discontinued operations and cumulative effect of accounting change	6,451	1,808	6,054	4,660	1,866	9,226	(23,614)	6,451
Income tax provision	(1,337)	(846)	(1,036)	(543)	(665)	(2,265)	5,355	(1,337)

Income before discontinued operations and cumulative effect of accounting change	5,114	962	5,018	4,117	1,201	6,961	(18,259)	5,114
Discontinued operations, net of tax	1,413	—	1,413	1,321	201	1,523	(4,458)	1,413

Income before cumulative effect of accounting change	6,527	962	6,431	5,438	1,402	8,484	(22,717)	6,527

Cumulative effect of accounting change, net of tax	25	—	2	3	—	2	(7)	25

Net income	$6,552	$962	$6,433	$5,441	$1,402	$8,486	$(22,724)	$6,552

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Statement of Operations
For The Year Ended December 31, 2005

								Time
	Time	TW AOL	Historic	TW		Non-Guarantor		Warner
	Warner	Holdings	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)

Revenues	$—	$—	$—	$—	$1,099	$41,442	$(140)	$42,401

Costs of revenues	—	—	—	—	(514)	(24,026)	132	(24,408)
Selling, general and administrative	(91)	(10)	(48)	(21)	(221)	(10,061)	13	(10,439)
Amortization of intangible assets	—	—	—	—	—	(587)	—	(587)
Amounts related to securities litigation and government investigations	(2,865)	—	—	—	—	—	—	(2,865)
Merger-related and restructuring costs	—	—	—	—	—	(117)	—	(117)
Asset impairments	—	—	—	—	—	(24)	—	(24)
Gains on disposal of assets, net	—	—	—	—	—	23	—	23

Operating income (loss)	(2,956)	(10)	(48)	(21)	364	6,650	5	3,984
Equity in pretax income of consolidated subsidiaries	6,951	1,024	5,079	4,620	1,106	—	(18,780)	—
Interest income (expense), net	(446)	—	(82)	(778)	(80)	120	—	(1,266)
Other income, net	50	935	52	1	160	380	(453)	1,125
Minority interest expense, net	—	—	—	—	—	(244)	—	(244)

Income before income taxes	3,599	1,949	5,001	3,822	1,550	6,906	(19,228)	3,599
Income tax provision	(1,051)	(638)	(1,424)	(966)	(601)	(2,046)	5,675	(1,051)

Income before discontinued operations	2,548	1,311	3,577	2,856	949	4,860	(13,553)	2,548
Discontinued operations, net of tax	123	—	123	123	(4)	123	(365)	123

Net income	$2,671	$1,311	$3,700	$2,979	$945	$4,983	$(13,918)	$2,671

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Statement of Operations
For The Year Ended December 31, 2004

								Time
	Time	TW AOL	Historic	TW		Non-Guarantor		Warner
	Warner	Holdings	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)

Revenues	$—	$—	$—	$—	$1,012	$40,173	$(192)	$40,993

Cost of revenues	—	—	—	—	(509)	(23,528)	181	(23,856)
Selling, general and administrative	(139)	(31)	(55)	(25)	(222)	(9,979)	6	(10,445)
Amortization of intangible assets	—	—	—	—	—	(615)	—	(615)
Amounts related to securities litigation and government investigations	(536)	—	—	—	—	—	—	(536)
Merger-related and restructuring costs	—	—	—	—	—	(50)	—	(50)
Asset impairments	—	—	—	—	—	(10)	—	(10)
Gains on disposal of assets, net	—	20	—	—	(7)	8	—	21

Operating income (loss)	(675)	(11)	(55)	(25)	274	5,999	(5)	5,502
Equity in pretax income of consolidated subsidiaries	5,539	695	4,708	3,993	1,258	—	(16,193)	—
Interest expense, net	(611)	—	(91)	(558)	(59)	(214)	—	(1,533)
Other income (expense), net	37	245	47	(9)	135	493	(426)	522
Minority interest expense, net	—	—	—	—	—	(201)	—	(201)

Income before income taxes, discontinued operations and cumulative effect of accounting change	4,290	929	4,609	3,401	1,608	6,077	(16,624)	4,290
Income tax provision	(1,450)	(248)	(1,680)	(1,232)	(598)	(2,133)	5,891	(1,450)

Income before discontinued operations and cumulative effect of accounting change	2,840	681	2,929	2,169	1,010	3,944	(10,733)	2,840
Discontinued operations, net of tax	234	—	239	238	1	239	(717)	234

Income before cumulative effect of accounting change	3,074	681	3,168	2,407	1,011	4,183	(11,450)	3,074
Cumulative effect of accounting change, net of tax	34	34	—	—	—	34	(68)	34

Net income	$3,108	$715	$3,168	$2,407	$1,011	$4,217	$(11,518)	$3,108

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Balance Sheet
December 31, 2006

						Non-		Time
	Time	TW AOL	Historic	TW		Guarantor		Warner
	Warner	Holdings	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)

ASSETS
Current assets
Cash and equivalents	$207	$—	$1	$30	$46	$1,265	$—	$1,549
Restricted cash	—	—	—	—	—	29	—	29
Receivables, net	30	—	1	—	1	6,119	—	6,151
Inventories	—	—	—	—	—	1,913	—	1,913
Prepaid expenses and other current assets	273	—	26	—	13	845	—	1,157
Current assets of discontinued operations	—	—	—	—	—	52	—	52

Total current assets	510	—	28	30	60	10,223	—	10,851
Noncurrent inventories and film costs	—	—	—	—	—	5,394	—	5,394
Investments in and amounts due to and from consolidated subsidiaries	86,833	5,541	86,532	73,988	17,964	—	(270,858)	—
Investments, including available-for-sale securities	33	127	311	—	694	4,473	(2,196)	3,442
Property, plant and equipment, net	476	—	—	—	242	16,057	—	16,775
Intangible assets subject to amortization, net	—	—	—	—	—	5,230	—	5,230
Intangible assets not subject to amortization	—	—	—	—	626	45,997	—	46,623
Goodwill	—	—	—	—	2,546	38,407	—	40,953
Other assets	123	—	227	—	22	2,029	—	2,401
Noncurrent assets of discontinued operations	—	—	—	—	—	—	—	—

Total assets	$87,975	$5,668	$87,098	$74,018	$22,154	$127,810	$(273,054)	$131,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4	$—	$—	$—	$13	$1,347	$—	$1,364
Participations payable	—	—	—	—	—	2,049	—	2,049
Royalties and programming costs payable	—	—	—	—	5	1,211	—	1,216
Deferred revenue	—	—	—	—	—	1,471	—	1,471
Debt due within one year	—	—	—	—	4	60	—	64
Other current liabilities	1,457	—	82	193	15	4,860	(48)	6,559
Current liabilities of discontinued operations	—	—	—	—	1	56	—	57

Total current liabilities	1,461	—	82	193	38	11,054	(48)	12,780
Long-term debt	14,272	—	1,495	4,167	332	14,667	—	34,933
Debt due (from) to affiliates	(1,798)	—	—	—	735	1,063	—	—
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	—	—	—	300	—	300
Deferred income taxes	13,196	(1,298)	14,494	13,033	1,540	14,574	(42,343)	13,196
Deferred revenue	—	—	—	—	—	547	—	547
Other liabilities	455	9	1,009	154	299	4,758	(1,200)	5,484
Noncurrent liabilities of discontinued operations	—	—	—	—	—	1	—	1
Minority interests	—	—	—	—	—	3,800	239	4,039
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	(107)	(8,901)	(8,781)	(5,045)	(23,177)	46,011	—
Other shareholders’ equity	60,389	7,064	78,919	65,252	24,255	100,223	(275,713)	60,389

Total shareholders’ equity	60,389	6,957	70,018	56,471	19,210	77,046	(229,702)	60,389

Total liabilities and shareholders’ equity	$87,975	$5,668	$87,098	$74,018	$22,154	$127,810	$(273,054)	$131,669

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Balance Sheet
December 31, 2005

						Non-		Time
	Time	TW AOL	Historic	TW		Guarantor		Warner
	Warner	Holdings	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
				(millions)

ASSETS
Current assets
Cash and equivalents	$3,798	$—	$—	$59	$36	$327	$—	$4,220
Receivables, net	291	—	—	—	1	6,231	—	6,523
Inventories	—	—	—	—	1	2,040	—	2,041
Prepaid expenses and other current assets	121	—	22	—	13	727	7	890
Current assets of discontinued operations	—	—	—	—	—	376	—	376

Total current assets	4,210	—	22	59	51	9,701	7	14,050
Noncurrent inventories and film costs	—	—	—	—	—	4,597	—	4,597
Investments in and amounts due to and from consolidated subsidiaries	83,284	4,344	79,454	66,984	17,566	—	(251,632)	—
Investments, including available-for-sale securities	27	156	284	—	473	4,316	(1,761)	3,495
Property, plant and equipment, net	513	—	—	—	175	12,208	—	12,896
Intangible assets subject to amortization, net	—	—	—	—	—	3,476	—	3,476
Intangible assets not subject to amortization	—	—	—	—	641	36,726	—	37,367
Goodwill	—	—	—	—	2,625	37,514	—	40,139
Other assets	88	—	659	—	22	2,350	—	3,119
Noncurrent assets of discontinued operations	—	—	—	—	—	3,605	—	3,605

Total assets	$88,122	$4,500	$80,419	$67,043	$21,553	$114,493	$(253,386)	$122,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4	$—	$—	$—	$18	$1,172	$—	$1,194
Participations payable	—	—	—	—	—	2,401	—	2,401
Royalties and programming costs payable	—	—	—	—	4	933	—	937
Deferred revenue	—	—	—	—	—	1,463	—	1,463
Debt due within one year	—	—	—	4	3	85	—	92
Other current liabilities	1,244	—	59	150	7	4,736	(83)	6,113
Current liabilities of discontinued operations	—	—	—	—	—	328	—	328

Total current liabilities	1,248	—	59	154	32	11,118	(83)	12,528
Long-term debt	8,971	—	1,489	4,729	333	4,716	—	20,238
Debt due (from) to affiliates	(942)	—	—	—	—	942	—	—
Deferred income taxes	13,260	451	14,740	13,348	1,472	13,707	(44,832)	12,146
Deferred revenue	—	—	—	—	—	681	—	681
Other liabilities	756	9	1,252	370	271	4,248	(1,452)	5,454
Noncurrent liabilities of discontinued operations	—	—	—	—	—	863	—	863
Minority interests	(276)	—	—	—	—	7,343	(1,338)	5,729
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	(1,755)	(4,296)	(6,137)	(3,227)	(14,742)	30,157	—
Other shareholders’ equity	65,105	5,795	67,175	54,579	22,672	85,617	(235,838)	65,105

Total shareholders’ equity	65,105	4,040	62,879	48,442	19,445	70,875	(205,681)	65,105

Total liabilities and shareholders’ equity	$88,122	$4,500	$80,419	$67,043	$21,553	$114,493	$(253,386)	$122,744

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Statement of Cash Flows
For The Year Ended December 31, 2006

						Non-		Time
	Time	TW AOL	Historic	TW		Guarantor		Warner
	Warner	Holdings	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)

OPERATIONS
Net income	$6,552	$962	$6,433	$5,441	$1,402	$8,486	$(22,724)	$6,552
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(25)	—	(2)	(3)	—	(2)	7	(25)
Depreciation and amortization	47	—	—	—	56	3,476	—	3,579
Amortization of film costs	—	—	—	—	—	3,374	—	3,374
Asset impairments	—	—	—	—	—	213	—	213
Gain on investments and other assets, net	(9)	(29)	—	(58)	—	(1,734)	—	(1,830)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(7,886)	(1,789)	(6,212)	(5,719)	(1,357)	—	22,963	—
Equity in (income) losses of investee companies, net of cash distributions	—	—	—	—	2	(75)	—	(73)
Equity-based compensation	47	—	—	—	23	193	—	263
Amounts related to securities litigation and government investigations	361	—	—	—	—	—	—	361
Changes in operating assets and liabilities, net of acquisitions	8,191	1,391	4,388	3,442	1,881	(2,352)	(19,471)	(2,530)
Adjustments relating to discontinued operations	—	—	—	—	—	(1,286)	—	(1,286)

Cash provided (used) by operations	7,278	535	4,607	3,103	2,007	10,293	(19,225)	8,598
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(12)	(1)	(21)	—	(15)	(12,262)	—	(12,311)
Investments and acquisitions from discontinued operations	—	—	—	—	—	(1)	—	(1)
Investment in Wireless Joint Venture	—	—	—	—	—	(633)	—	(633)
Advances to parent and consolidated subsidiaries	(3,259)	—	—	—	—	—	3,259	—
Capital expenditures and product development costs	(9)	—	—	—	(162)	(3,914)	—	(4,085)
Capital expenditures from discontinued operations	—	—	—	—	—	(56)	—	(56)
Investment proceeds from available-for-sale securities	1	40	—	—	—	3	—	44
Other investment proceeds	18	—	22	57	—	4,473	—	4,570

Cash provided (used) by investing activities	(3,261)	39	1	57	(177)	(12,390)	3,259	(12,472)
FINANCING ACTIVITIES
Borrowings	6,897	—	—	—	—	11,435	—	18,332
Issuance of mandatorily redeemable preferred membership units by a subsidiary	—	—	—	—	—	300	—	300
Debt repayments	(1,616)	—	—	(546)	—	(1,489)	—	(3,651)
Changes in due to/from parent and investment in segment	856	(574)	(4,607)	(2,643)	(1,817)	(7,181)	15,966	—
Proceeds from exercise of stock options	698	—	—	—	—	—	—	698
Excess tax benefit on stock options	116	—	—	—	—	—	—	116
Principal payments on capital leases	—	—	—	—	(3)	(83)	—	(86)
Repurchases of common stock	(13,660)	—	—	—	—	—	—	(13,660)
Dividends paid	(876)	—	—	—	—	—	—	(876)
Other	(23)	—	—	—	—	53	—	30

Cash provided (used) by financing activities	(7,608)	(574)	(4,607)	(3,189)	(1,820)	3,035	15,966	1,203
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(3,591)	—	1	(29)	10	938	—	(2,671)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,798	—	—	59	36	327	—	4,220

CASH AND EQUIVALENTS AT END OF PERIOD	$207	$—	$1	$30	$46	$1,265	$—	$1,549

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Statement of Cash Flows
For The Year Ended December 31, 2005

						Non-		Time
	Time	TW AOL	Historic	TW		Guarantor		Warner
	Warner	Holdings	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)

OPERATIONS
Net income	$2,671	$1,311	$3,700	$2,979	$945	$4,983	$(13,918)	$2,671
Adjustments for noncash and nonoperating items:
Depreciation and amortization	43	—	—	—	40	3,045	—	3,128
Amortization of film costs	—	—	—	—	—	3,505	—	3,505
Asset impairments	—	—	—	—	—	24	—	24
Loss (gain) on investments and other assets, net	—	(935)	(53)	—	17	(115)	—	(1,086)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(6,951)	(1,024)	(5,079)	(4,620)	(1,106)	—	18,780	—
Equity in (income) losses of investee companies, net of cash distributions	—	—	—	—	3	(18)	—	(15)
Equity-based compensation	44	—	—	—	36	276	—	356
Amounts related to securities litigation and government investigations	111	—	—	—	—	—	—	111
Changes in operating assets and liabilities, net of acquisitions	5,756	(994)	3,159	3,552	1,225	(1,280)	(15,402)	(3,984)
Adjustments relating to discontinued operations	—	—	—	—	—	167	—	167

Cash provided (used) by operations	1,674	(1,642)	1,727	1,911	1,160	10,587	(10,540)	4,877
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	(2)	(22)	—	(74)	(533)	—	(631)
Investments and acquisitions from discontinued operations	—	—	—	—	—	(49)	—	(49)
Advances to parent and consolidated subsidiaries	(114)	—	915	(3)	—	—	(798)	—
Capital expenditures and product development costs	(23)	—	—	—	(121)	(2,958)	—	(3,102)
Capital expenditures from discontinued operations	—	—	—	—	—	(144)	—	(144)
Investment proceeds from available-for-sale securities	—	965	—	—	—	26	—	991
Other investment proceeds	—	14	138	—	—	287	—	439

Cash provided (used) by investing activities	(137)	977	1,031	(3)	(195)	(3,371)	(798)	(2,496)
FINANCING ACTIVITIES
Borrowings	—	—	—	—	—	6	—	6
Debt repayments	(1,000)	—	—	(500)	—	(450)	—	(1,950)
Debt repayments from discontinued operations	—	—	—	—	—	(45)	—	(45)
Changes in due to/from parent and investment in segment	(114)	665	(2,757)	(1,433)	(912)	(6,787)	11,338	—
Proceeds from exercise of stock options	307	—	—	—	—	—	—	307
Excess tax benefit on stock options	88	—	—	—	—	—	—	88
Principal payments on capital leases	—	—	—	—	(2)	(116)	—	(118)
Repurchases of common stock	(2,141)	—	—	—	—	—	—	(2,141)
Dividends paid	(466)	—	—	—	—	—	—	(466)
Other	19	—	—	—	—	—	—	19

Cash provided (used) by financing activities	(3,307)	665	(2,757)	(1,933)	(914)	(7,392)	11,338	(4,300)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,770)	—	1	(25)	51	(176)	—	(1,919)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	5,568	—	(1)	84	(15)	503	—	6,139

CASH AND EQUIVALENTS AT END OF PERIOD	$3,798	$—	$—	$59	$36	$327	$—	$4,220

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Consolidating Statement of Cash Flows
For The Year Ended December 31, 2004

						Non-		Time
	Time	TW AOL	Historic	TW		Guarantor		Warner
	Warner	Holdings	TW	Companies	TBS	Subsidiaries	Eliminations	Consolidated
	(millions)

OPERATIONS
Net income	$3,108	$715	$3,168	$2,407	$1,011	$4,217	$(11,518)	$3,108
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(34)	(34)	—	—	—	(34)	68	(34)
Depreciation and amortization	42	—	—	—	25	3,004	—	3,071
Amortization of film costs	—	—	—	—	—	3,610	—	3,610
Asset impairments	—	—	—	—	—	10	—	10
Gain on investments and other assets, net	—	(245)	—	—	(120)	(67)	—	(432)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(5,539)	(695)	(4,709)	(3,992)	(1,261)	—	16,196	—
Equity in (income) losses of investee companies and cash distributions	—	—	—	—	(7)	26	—	19
Equity-based compensation	110	—	—	—	48	416	—	574
Amounts related to securities litigation and government investigations	—	—	—	—	—	300	—	300
Changes in operating assets and liabilities, net of acquisitions	6,376	(607)	7,631	6,841	2,118	648	(26,846)	(3,839)
Adjustments relating to discontinued operations	—	—	—	—	—	167	—	167

Cash provided (used) by operations	4,063	(866)	6,090	5,256	1,814	12,297	(22,100)	6,554
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	(28)	—	—	2	(847)	—	(873)
Investments and acquisitions from discontinued operations	—	—	—	—	—	(4)	—	(4)
Advances to parent and consolidated subsidiaries	(1,053)	—	(357)	—	(42)	—	1,452	—
Capital expenditures and product development costs	(165)	—	—	—	(119)	(2,584)	—	(2,868)
Capital expenditures from discontinued operations	—	—	—	—	—	(156)	—	(156)
Investment proceeds from available-for-sale securities	—	366	—	—	—	166	—	532
Other investment proceeds	—	223	—	—	146	2,497	—	2,866

Cash provided (used) by investing activities	(1,218)	561	(357)	—	(13)	(928)	1,452	(503)
FINANCING ACTIVITIES
Borrowings	—	—	—	—	—	1,320	—	1,320
Debt repayments	—	—	—	(302)	(450)	(3,771)	—	(4,523)
Changes in due to/from parent and investment in segment	74	305	(5,733)	(4,959)	(1,418)	(8,917)	20,648	—
Proceeds from exercise of stock options	353	—	—	—	—	—	—	353
Excess tax benefit on stock options	63	—	—	—	—		—	63
Principal payments on capital leases	—	—	—	—	—	(190)	—	(190)
Other	25	—	—	—	—	—	—	25

Cash provided (used) by financing activities	515	305	(5,733)	(5,261)	(1,868)	(11,558)	20,648	(2,952)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,360	—	—	(5)	(67)	(189)	—	3,099

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,208	—	(1)	89	52	692	—	3,040

CASH AND EQUIVALENTS AT END OF PERIOD	$5,568	$—	$(1)	$84	$(15)	$503	$—	$6,139

TIME WARNER INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004
(millions)

	Balance at	Additions Charged		Balance at
	Beginning of	to Costs		End of
Description	Period	and Expenses	Deductions	Period

2006:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$531	$462	$(440)	$553
Reserves for sales returns and allowances	1,524	1,769	(1,560)	1,733

Total	$2,055	$2,231	$(2,000)	$2,286

2005:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$609	$382	$(460)	$531
Reserves for sales returns and allowances	1,324	1,870	(1,670)	1,524

Total	$1,933	$2,252	$(2,130)	$2,055

2004:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$789	$337	$(517)	$609
Reserves for sales returns and allowances	1,143	1,882	(1,701)	1,324

Total	$1,932	$2,219	$(2,218)	$1,933

EXHIBIT INDEX

Exhibit			Sequential
Number		Description	Page Number

2.1		Restructuring Agreement dated as of August 20, 2002 by and among Time Warner Entertainment Company, L.P. (“TWE”), AT&T Corp., Comcast of Georgia, Inc., (formerly named MediaOne of Colorado, Inc., “Comcast of Georgia”), MOTH Holdings, Inc. (renamed Time Warner Cable Inc. (“Time Warner Cable”) at closing of the TWE Restructuring, and successor to MOTH Holdings, Inc., which was formerly named MediaOne TWE Holdings, Inc., “Old MOTH”), Comcast Holdings Corporation (formerly named Comcast Corporation, “Comcast Holdings”), Comcast Corporation (“Comcast”), the Registrant, TWI Cable Inc. (“TWIC”), Warner Communications Inc. (“WCI”), and American Television and Communications Corporation (“ATC”) (the “Restructuring Agreement”) (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 21, 2002).	*
2.2		Amendment No. 1 to the Restructuring Agreement, dated as of March 31, 2003, by and among TWE, Comcast of Georgia, Old MOTH, Comcast Holdings, Comcast, the Registrant, TWIC, WCI, ATC, TWE Holdings I Trust, a Delaware statutory trust (“Trust I”), TWE Holdings II Trust, a Delaware statutory trust (“Trust II”), and TWE Holdings III Trust, a Delaware statutory trust (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated March 28, 2003 (the “March 2003 Form 8-K”)).	*
3	.1(a)	Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on January 11, 2001 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 11, 2001 (the “January 2001 Form 8-K”)).	*
3	.1(b)	Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations or Restrictions Thereof, of Series LMC Common Stock of the Registrant as filed with the Secretary of State of the State of Delaware on January 11, 2001 (incorporated herein by reference to Exhibit 3.2 to the Registrant’s January 2001 Form 8-K).	*
3	.1(c)	Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations or Restrictions Thereof, of Series LMCN-V Common Stock of the Registrant as filed with the Secretary of State of the State of Delaware on January 11, 2001 (incorporated herein by reference to Exhibit 3.3 to the Registrant’s January 2001 Form 8-K).	*
3	.1(d)	Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations or Restrictions Thereof, of Series A Mandatorily Convertible Preferred Stock (“Series A Preferred Stock”) of the Registrant as filed with the Secretary of State of the State of Delaware on March 31, 2003 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s March 2003 Form 8-K).	*
3	.1(e)	Certificate of Elimination relating to the Registrant’s Series A Preferred Stock as filed with the Secretary of State of the State of Delaware on May 2, 2005 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).	*
3	.1(f)	Certificate of Ownership and Merger merging a wholly owned subsidiary into the Registrant pursuant to Section 253 of the General Corporation Law of the State of Delaware as filed with the Secretary of State of the State of Delaware and as became effective on October 16, 2003 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 16, 2003).	*
3.2		By-laws of the Registrant as amended through February 23, 2006 (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated February 23, 2006).	*

i

Exhibit		Sequential
Number	Description	Page Number

4.1	Indenture dated as of June 1, 1998 among Historic TW Inc. (“Historic TW”), Time Warner Companies, Inc. (“TWCI”), Turner Broadcasting System, Inc. (“TBS”) and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as Trustee (“JPMorgan Chase Bank”) (incorporated herein by reference to Exhibit 4 to Historic TW’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12259)).	*
4.2	First Supplemental Indenture dated as of January 11, 2001 among the Registrant, Historic TW, America Online, Inc. (now known as AOL LLC) (“AOL”), TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Transition Report on Form 10-K for the period July 1, 2000 to December 31, 2000 (the “2000 Form 10-K”)).	*
4.3	Indenture dated as of October 15, 1992, as amended by the First Supplemental Indenture dated as of December 15, 1992, as supplemented by the Second Supplemental Indenture dated as of January 15, 1993, between TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.10 to TWCI’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-8637)).	*
4.4	Third Supplemental Indenture dated as of October 10, 1996 among TWCI, Historic TW and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.2 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8637)).	*
4.5	Fourth Supplemental Indenture dated as of January 11, 2001, among the Registrant, Historic TW, TWCI, AOL and TBS (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”)).	*
4.6	Indenture dated as of April 30, 1992, as amended by the First Supplemental Indenture, dated as of June 30, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York (“BONY”), as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI’s Current Report on Form 8-K dated July 14, 1992 (File No. 1-8637) (“TWCI’s July 1992 Form 8-K”)).	*
4.7	Second Supplemental Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 (Registration No. 33-67688) filed with the Commission on October 25, 1993 (“TWE’s 1993 Form S-4”)).	*
4.8	Third Supplemental Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.3 to TWE’s 1993 Form S-4).	*
4.9	Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-12878) (“TWE’s 1993 Form 10-K”)).	*
4.10	Fifth Supplemental Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-12878)).	*
4.11	Sixth Supplemental Indenture, dated as of September 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.7 to Historic TW’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-12259) (the “Historic TW 1997 Form 10-K”)).	*
4.12	Seventh Supplemental Indenture, dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Historic TW 1997 Form 10-K).	*

Exhibit		Sequential
Number	Description	Page Number

4.13	Eighth Supplemental Indenture, dated as of December 9, 2003, among Historic TW, TWE, WCI, ATC, Time Warner Cable and BONY, as Trustee (incorporated herein by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Form 10-K”)).	*
4.14	Ninth Supplemental Indenture, dated as of November 1, 2004, among Historic TW, TWE, Time Warner NY Cable Inc., WCI, ATC, Time Warner Cable and BONY, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).	*
4.15	Tenth Supplemental Indenture, dated as of October 18, 2006, among Historic TW, TWE, Time Warner Cable, TW NY Cable Holding Inc. (“TWNYCH”), Time Warner NY Cable LLC (“Time Warner NY Cable”), ATC, WCI and BONY, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 18, 2006).	*
4.16	Eleventh Supplemental Indenture, dated as of November 2, 2006, among TWE, Time Warner Cable, TWNYCH, ATC, WCI, Historic TW, Time Warner NY Cable and BONY, as Trustee (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 2, 2006).	*
4.17	Indenture dated as of January 15, 1993 between TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.11 to TWCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-8637)).	*
4.18	First Supplemental Indenture dated as of June 15, 1993 between TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8637)).	*
4.19	Second Supplemental Indenture dated as of October 10, 1996 among Historic TW, TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8637)).	*
4.20	Third Supplemental Indenture dated as of December 31, 1996 among Historic TW, TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.10 to Historic TW’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-12259) (the “Historic TW1996 Form 10-K”)).	*
4.21	Fourth Supplemental Indenture dated as of December 17, 1997 among Historic TW, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.4 to Historic TW’s, TWCI’s and TBS’s Registration Statement on Form S-4 (Registration Nos. 333-45703, 333-45703-02 and 333-45703-01) filed with the Commission on February 5, 1998 (the “1998 Form S-4”)).	*
4.22	Fifth Supplemental Indenture dated as of January 12, 1998 among Historic TW, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.5 to Historic TW’s, TWCI’s and TBS’s 1998 Form S-4).	*
4.23	Sixth Supplemental Indenture dated as of March 17, 1998 among Historic TW, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.15 to the Historic TW 1997 Form 10-K).	*
4.24	Seventh Supplemental Indenture dated as of January 11, 2001 among the Registrant, Historic TW, AOL, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.17 to the Registrant’s 2000 Form 10-K).	*
4.25	Trust Agreement dated as of April 1, 1998 (the “Historic TW Trust Agreement”) among Historic TW, as Grantor, and U.S. Trust Company of California, N.A., as Trustee (“US Trust Company”) (incorporated herein by reference to Exhibit 4.16 to the Historic TW 1997 Form 10-K). (WCI and Time Inc., as grantors, have entered into Trust Agreements dated March 31, 2003 and April 1, 1998, respectively, with U.S. Trust Company that are substantially identical in all material respects to the Historic TW Trust Agreement).	*

Exhibit		Sequential
Number	Description	Page Number

4.26	Indenture dated as of April 19, 2001 among the Registrant, AOL, Historic TW, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).	*
4.27	Indenture dated as of November 13, 2006 among the Registrant, TW AOL Holdings Inc. (“TW AOL”), Historic TW, TWCI, TBS and BONY, as Trustee.
10.1	AOL Time Warner Inc. 1994 Stock Option Plan, as amended through January 16, 2003 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”)).	*
10.2	Time Warner Corporate Group Stock Incentive Plan, as amended through November 18, 1999 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s 2002 Form 10-K).	*
10.3	Time Warner Inc. 1997 Stock Option Plan, as amended through March 16, 2000 (incorporated herein by reference to Exhibit 10.7 to the Historic TW Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-12259)).	*
10.4	America Online, Inc. 1992 Employee, Director and Consultant Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the AOL Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (File No. 1-12143)).	*
10.5	Time Warner Inc. 1999 Stock Plan, as amended through January 21, 2005 (the “1999 Stock Plan”) (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 21, 2005 (the “January 2005 Form 8-K”)).	*
10.6	Form of Non-Qualified Stock Option Agreement, Directors Version 4 (for awards of stock options to non-employee directors under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.5 to the Registrant’s January 2005 Form 8-K).	*
10.7	Form of Non-Qualified Stock Option Agreement, Directors Version 5 (for awards of stock options to non-employee directors under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”)).	*
10.8	Form of Restricted Stock Purchase Agreement (for awards of restricted stock under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.6 to the Registrant’s January 2005 Form 8-K).	*
10.9	Form of Annex 1 to Restricted Stock Purchase Agreement, Version 3 (for awards of restricted stock under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.7 to the Registrant’s January 2005 Form 8-K).	*
10.10	Form of Restricted Stock Units Agreement, General RSU Agreement, Version 1 (for awards of restricted stock units under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.11 to the Registrant’s January 2005 Form 8-K).	*
10.11	Time Warner Inc. 2003 Stock Incentive Plan, as amended through November 20, 2003 (the “2003 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.9 to the Registrant’s 2003 Form 10-K).	*
10.12	Statement of Amendments to the Time Warner Inc. 2003 Stock Incentive Plan approved March 22, 2006 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s March 2006 Form 10-Q).	*
10.13	Form of Notice of Grant of Stock Options (for awards of stock options under the 2003 Stock Incentive Plan and the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.12 to the Registrant’s January 2005 Form 8-K).	*
10.14	Form of Non-Qualified Stock Option Agreement, Share Retention, Version 2 (for awards of stock options to executive officers of the Registrant under the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.13 to the Registrant’s January 2005 Form 8-K).	*
10.15	Form of Notice of Grant of Restricted Stock (for awards of restricted stock under the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.14 to the Registrant’s January 2005 Form 8-K).	*

Exhibit		Sequential
Number	Description	Page Number

10.16	Form of Restricted Stock Agreement, Version 2 (for awards of restricted stock under the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.15 to the Registrant’s January 2005 Form 8-K).	*
10.17	Form of Notice of Grant of Restricted Stock Units (for awards of restricted stock units under the 1999 Stock Plan and the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.16 to the Registrant’s January 2005 Form 8-K).	*
10.18	Form of Restricted Stock Units Agreement (for awards of restricted stock units under the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.17 to the Registrant’s January 2005 Form 8-K).	*
10.19	Time Warner Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 19, 2006).	*
10.20	Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, as amended through April 27, 2006 (the “Directors’ Restricted Stock Plan”) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s March 2006 Form 10-Q).	*
10.21	Form of Restricted Shares Agreement (for awards of restricted stock under the Directors’ Restricted Stock Plan) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s January 2005 Form 8-K).	*
10.22	Form of Restricted Stock Units Agreement (for awards of restricted stock units under the Directors’ Restricted Stock Plan) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s January 2005 Form 8-K).	*
10.23	Form of Restricted Stock Units Agreement, RSU Agreement, Version 2 (Full Vesting on Termination without Cause) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 25, 2006).	*
10.24	Form of Notice of Grant of Performance Stock Units (for awards of performance stock units under the Time Warner Inc. 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 24, 2007 (the “January 2007 Form 8-K”)).	*
10.25	Form of Performance Stock Units Agreement (PSU Agreement, Version 1) (incorporated herein by reference to Exhibit 99.3 to the Registrant’s January 2007 Form 8-K).	*
10.26	Time Warner 1996 Stock Option Plan for Non-Employee Directors, as amended through January 18, 2001 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s 2000 Form 10-K).	*
10.27	Deferred Compensation Plan for Directors of Time Warner, as amended through November 18, 1993 (incorporated herein by reference to Exhibit 10.9 to TWCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-8637)).	*
10.28	Time Warner Inc. Non-Employee Directors’ Deferred Compensation Plan, as amended through May 21, 2004 (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”)).	*
10.29	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders).	*
10.30	Time Warner Retirement Plan for Outside Directors, as amended through May 16, 1996 (incorporated herein by reference to Exhibit 10.9 to the Historic TW 1996 Form 10-K).	*
10.31	Amended and Restated Time Warner Annual Bonus Plan for Executive Officers, as amended through January 22, 2004 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s 2003 Form 10-K).	*
10.32	Time Warner Inc. Deferred Compensation Plan, as amended and restated as of August 1, 2001 (the “Deferred Compensation Plan”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).	*

v

Exhibit		Sequential
Number	Description	Page Number

10.33	Amendment No. 1 to the Deferred Compensation Plan, effective October 15, 2001 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).	*
10.34	Amendment No. 2 to the Deferred Compensation Plan, effective August 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 Form 10-Q”)).	*
10.35	Amendment No. 3 to the Deferred Compensation Plan, effective January 1, 2004 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s 2003 Form 10-K).	*
10.36	Amendment No. 4 to the Deferred Compensation Plan, effective January 1, 2005 (incorporated herein by reference to Exhibit 10.35 to the Registrant’s 2005 Form 10-K).	*
10.37	Employment Agreement made December 18, 2003, effective as of December 17, 2003, between the Registrant and Richard D. Parsons (incorporated herein by reference to Exhibit 10.20 to the Registrant’s 2003 Form 10-K).	*
10.38	Confidentiality, Non-Competition and Ownership of Work Product Agreement effective December 17, 2003, and as part of the Employment Agreement made December 18, 2003, between the Registrant and Richard D. Parsons (incorporated herein by reference to Exhibit 10.21 to the Registrant’s 2003 Form 10-K).	*
10.39	Employment Agreement made December 22, 2003, effective as of December 22, 2003, between the Registrant and Jeffrey Bewkes (incorporated herein by reference to Exhibit 10.22 to the Registrant’s 2003 Form 10-K).	*
10.40	Confidentiality, Non-Competition and Ownership of Work Product Agreement effective December 22, 2003, and as part of the Employment Agreement made December 22, 2003, between the Registrant and Jeffrey Bewkes (incorporated herein by reference to Exhibit 10.23 to the Registrant’s 2003 Form 10-K).	*
10.41	Employment Agreement made March 20, 2001, effective as of March 1, 2001, between the Registrant and Paul T. Cappuccio (incorporated herein by reference to Exhibit 10.39 to the Registrant’s 2004 Form 10-K).	*
10.42	Employment Agreement made February 27, 2003, effective as of November 1, 2001, between the Registrant and Wayne H. Pace (incorporated herein by reference to Exhibit 10.25 to the Registrant’s 2003 Form 10-K).	*
10.43	Letter Amendment effective April 28, 2005, amending the Employment Agreement effective as of November 1, 2001, between the Registrant and Wayne H. Pace (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 28, 2005).	*
10.44	Employment Agreement made September 21, 2001, effective as of July 30, 2001, between the Registrant and Patricia Fili-Krushel.
10.45	Agreement Containing Consent Orders, including the Decision and Order, between the Registrant and the Federal Trade Commission signed December 13, 2000 (incorporated herein by reference to Exhibit 99.2 to the Registrant’s January 2001 Form 8-K).	*
10.46	Public Notice issued by the Federal Communications Commission dated January 11, 2001 (incorporated herein by reference to Exhibit 99.4 to the Registrant’s January 2001 Form 8-K).	*
10.47	Second Amended and Restated LMC Agreement dated as of September 22, 1995 among TWCI, Liberty Media Corporation (“LMC”), TCI Turner Preferred, Inc., Communication Capital Corp. and United Cable Turner Investment, Inc. (incorporated herein by reference to Exhibit 10(a) to TWCI’s Current Report on Form 8-K dated September 6, 1996 (File No. 1-8637) (“TWCI’s September 1996 Form 8-K”)).	*

Exhibit		Sequential
Number	Description	Page Number

10.48	$7.0 Billion Amended and Restated Five-Year Revolving Credit Agreement, dated as of July 8, 2002 and amended and restated as of February 17, 2006, among the Registrant and Time Warner International Finance Limited, as Borrowers, the Lenders from time to time party thereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and BNP Paribas, as Co-Syndication Agents, and The Bank of Tokyo-Mitsubishi UFJ Ltd., New York Branch, and Deutsche Bank AG, New York Branch as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 10.50 to the Registrant’s 2005 Form 10-K).	*
10.49	$6.0 Billion Amended and Restated Five-Year Revolving Credit Agreement, dated as of December 9, 2003 and amended and restated as of February 15, 2006, among Time Warner Cable, as Borrower, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Citibank, N.A. and Deutsche Bank AG, New York Branch, as Co-Syndication Agents, and BNP Paribas and Wachovia Bank, National Association, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 10.51 to the Registrant’s 2005 Form 10-K).	*
10.50	$4.0 Billion Five-Year Term Loan Credit Agreement, dated as of February 21, 2006, among Time Warner Cable, as Borrower, the Lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ Ltd., New York Branch, as Administrative Agent, The Royal Bank of Scotland plc and Sumitomo Mitsui Banking Corporation, as Co-Syndication Agents, and Calyon New York Branch, HSBC Bank USA, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 10.52 to the Registrant’s 2005 Form 10-K).	*
10.51	$4.0 Billion Three-Year Term Loan Credit Agreement, dated as of February 24, 2006, among Time Warner Cable, as Borrower, the Lenders from time to time party thereto, Wachovia Bank, National Association, as Administrative Agent, ABN Amro Bank N.V. and Barclays Capital, as Co-Syndication Agents, and Dresdner Bank AG New York and Grand Cayman Branches and The Bank of Nova Scotia, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 10.53 to the Registrant’s 2005 Form 10-K).	*
10.52	$500 Million Three-Year Term Loan Credit Agreement, dated as of April 13, 2006, among TW AOL, AOL Holdings LLC, AOL, the Lenders from time to time party thereto, and BNP Paribas and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Co-Administrative Agents (incorporated herein by reference to Exhibit 10.4 to the Registrant’s March 2006 Form 10-Q).	*
10.53	Agreement of Limited Partnership, dated as of October 29, 1991, as amended by the Letter Agreement dated February 11, 1992, and the Letter Agreement dated June 23, 1992, among TWCI and certain of its subsidiaries, ITOCHU Corporation (“ITOCHU”) and Toshiba Corporation (“Toshiba”) (“TWE Partnership Agreement, as amended”) (incorporated herein by reference to Exhibit(A) to TWCI’s Current Report on Form 8-K dated October 29, 1991 (File No. 1-8637) and Exhibit 10(b) and 10(c) to TWCI’s July 1992 Form 8-K).	*
10.54	Amendment Agreement, dated as of September 14, 1993, among ITOCHU, Toshiba, TWCI, US WEST, Inc., and certain of their respective subsidiaries, amending the TWE Partnership Agreement, as amended (incorporated herein by reference to Exhibit 3.2 to TWE’s 1993 Form 10-K).	*
10.55	Amended and Restated Agreement of Limited Partnership of TWE, dated as of March 31, 2003, by and among Time Warner Cable, Trust I, ATC, Comcast and the Registrant (incorporated herein by reference to Exhibit 3.3 to the Registrant’s March 2003 Form 8-K).	*
10.56	Registration Rights Agreement, dated as of March 31, 2003, by and between the Registrant and Time Warner Cable (incorporated herein by reference to Exhibit 4.4 to the Registrant’s March 2003 Form 8-K).	*

Exhibit		Sequential
Number	Description	Page Number

10.57	Tolling and Optional Redemption Agreement (“Tolling and Optional Redemption Agreement”), dated as of September 24, 2004, by and among Comcast Cable Communications Holdings, Inc. (“Comcast Holdings”), MOC Holdco II, Inc. (“MOCHoldco”), Trust I, Trust II, Comcast, Cable Holdco Inc. (“Holdco”) and Time Warner Cable (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 24, 2004).	*
10.58	Amendment No. 1 to the Tolling and Optional Redemption Agreement, dated as of February 17, 2005, among Comcast Holdings, MOC Holdco, Trust I, Trust II, Comcast, Holdco and Time Warner Cable (incorporated herein by reference to Exhibit 10.58 to the Registrant’s 2004 Form 10-K)).	*
10.59	Amendment No. 2 to the Tolling and Optional Redemption Agreement, dated as of April 20, 2005, among Comcast Holdings, MOCHoldco, Trust I, Trust II, Comcast, Holdco, Time Warner Cable and the Registrant (incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated April 20, 2005 (the “April 2005 Form 8-K”)).	*
10.60	TWC Redemption Agreement, dated as of April 20, 2005 (the “TWC Redemption Agreement”), by and among Comcast Holdings, MOCHoldco, Trust I, Trust II, Comcast, Cable Holdco II Inc. (“Holdco II”), Time Warner Cable, TWE Holding I LLC (“TWE Holding”) and the Registrant (incorporated herein by reference to Exhibit 99.2 to the Registrant’s April 2005 Form 8-K).	*
10.61	TWE Redemption Agreement, dated as of April 20, 2005 (the “TWE Redemption Agreement”), by and among Comcast Holdings, MOC Holdco I, LLC (“MOCHoldco I”), Trust I, Comcast, Cable Holdco III LLC (“Holdco III”), TWE, Time Warner Cable and the Registrant (incorporated herein by reference to Exhibit 99.3 to the Registrant’s April 2005 Form 8-K).	*
10.62	Exchange Agreement, dated as of April 20, 2005 (the “Exchange Agreement”), by and among Comcast, Comcast Holdings, Comcast of Georgia, TCI Holdings, Inc. (“TCI Holdings”), Time Warner Cable, Time Warner NY Cable and Urban Cable Works of Philadelphia, L.P. (“Urban Cable”) (incorporated herein by reference to Exhibit 99.4 to the Registrant’s April 2005 Form 8-K).	*
10.63	Letter Agreement, dated May 10, 2005, among Comcast, Time Warner Cable and Trust II, relating to the extension of various deadlines set forth in the Tolling and Optional Redemption Agreement (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “June 2005 Form 10-Q”)).	*
10.64	Alternate Tolling and Optional Redemption Agreement, dated as of May 31, 2005, among Comcast Holdings, MOCHoldco, Trust II, Holdco, Time Warner Cable and the other parties named therein (incorporated herein by reference to Exhibit 10.12 to the Registrant’s June 2005 Form 10-Q).	*
10.65	Letter Agreement, dated June 1, 2005, among Holdco, Holdco II, Holdco III, Comcast, Comcast Holdings, Comcast of Georgia, MOCHoldco I, MOCHoldco, TCI Holdings, the Registrant, Time Warner Cable, Time Warner NY Cable, TWE, TWE Holding, Trust I, Trust II and Urban Cable, relating to the amendment of various provisions of the Tolling and Optional Redemption Agreement, the TWC Redemption Agreement, the TWE Redemption Agreement and the Exchange Agreement (incorporated herein by reference to Exhibit 10.11 to the Registrant’s June 2005 Form 10-Q).	*
10.66	Reimbursement Agreement, dated as of March 31, 2003, by and among Time Warner Cable, the Registrant, WCI, ATC and TWE (incorporated herein by reference to Exhibit 10.7 to the Registrant’s March 2003 Form 8-K).	*
10.67	Brand License Agreement, dated as of March 31, 2003, by and between Warner Bros. Entertainment Inc. and Time Warner Cable (incorporated herein by reference to Exhibit 10.8 to the Registrant’s March 2003 Form 8-K).	*

Exhibit		Sequential
Number	Description	Page Number

10.68	Tax Matters Agreement, dated as of March 31, 2003, between the Registrant and Time Warner Cable (incorporated herein by reference to Exhibit 10.9 to the Registrant’s March 2003 Form 8-K).	*
10.69	Brand and Trade Name License Agreement, dated as of March 31, 2003, by and among the Registrant and Time Warner Cable (incorporated herein by reference to Exhibit 10.10 to the Registrant’s March 2003 Form 8-K).	*
10.70	Intellectual Property Agreement dated as of August 20, 2002 by and between TWE and WCI, relating to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.16 to the Registrant’s September 2002 Form 10-Q).	*
10.71	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between TWE and WCI (incorporated herein by reference to Exhibit 10.2 to the Registrant’s March 2003 Form 8-K).	*
10.72	Intellectual Property Agreement dated as of August 20, 2002 by and between Old MOTH and WCI, relating to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.18 to the Registrant’s September 2002 Form 10-Q).	*
10.73	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between Time Warner Cable and WCI (incorporated herein by reference to Exhibit 10.4 to the Registrant’s March 2003 Form 8-K).	*
10.74	Contribution Agreement dated as of September 9, 1994 among TWE, Advance Publications, Inc. (“Advance Publications”), Newhouse Broadcasting Corporation (“Newhouse”), Advance/Newhouse Partnership (“Advance/Newhouse”), and Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N Partnership”) (incorporated herein by reference to Exhibit 10(a) to TWE’s Current Report on Form 8-K dated September 9, 1994 (File No. 1-2878)).	*
10.75	Third Amended and Restated Partnership Agreement of TWE-A/N Partnership dated as of December 31, 2002 among TWE, Paragon Communications (“Paragon”) and Advance/Newhouse (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 31, 2002 (the “December 2002 Form 8-K”)).	*
10.76	Amended and Restated Transaction Agreement, dated as of October 27, 1997, among Advance Publications, Advance/Newhouse, TWE, TW Holding Co. and TWE-A/N Partnership (incorporated herein by reference to Exhibit 99(c) to Historic TW’s Current Report on Form 8-K dated October 27, 1997 (File No. 1-12259)).	*
10.77	Transaction Agreement No. 2, dated as of June 23, 1998, among Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon and TWE-A/N Partnership (incorporated herein by reference to Exhibit 10.38 to Historic TW’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-12259) (“Historic TW’s 1998 Form 10-K”)).	*
10.78	Transaction Agreement No. 3, dated as of September 15, 1998, among Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon and TWE-A/N Partnership (incorporated herein by reference to Exhibit 10.39 to Historic TW’s 1998 Form 10-K).	*
10.79	Amended and Restated Transaction Agreement No. 4, dated as of February 1, 2001, among Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon and TWE-A/N Partnership (incorporated herein by reference to Exhibit 10.53 to the Registrant’s 2000 Form 10-K).	*
10.80	Master Transaction Agreement, dated as of August 1, 2002, by and among TWE-A/N Partnership, TWE, Paragon and Advance/Newhouse (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).	*
10.81	Consent and Agreement dated as of December 31, 2002 among TWE-A/N Partnership, TWE, Paragon, Advance/Newhouse, TWEAN Subsidiary LLC (“TWEAN Subsidiary”) and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 99.2 to the Registrant’s December 2002 Form 8-K).	*

Exhibit		Sequential
Number	Description	Page Number

10.82	Pledge Agreement dated as of December 31, 2002 among TWE-A/N Partnership, Advance/Newhouse, TWEAN Subsidiary and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 99.3 to the Registrant’s December 2002 Form 8-K).	*
10.83	Asset Purchase Agreement, dated as of April 20, 2005 (the “Asset Purchase Agreement”), between Adelphia Communications Corporation (“Adelphia”) and Time Warner NY Cable (incorporated herein by reference to Exhibit 99.1 to the Registrant’s April 2005 Form 8-K).	*
10.84	Letter Agreement, dated June 2, 2005, between Adelphia and Time Warner NY Cable, relating to the extension of the deadline set forth in the Asset Purchase Agreement to file various documents with the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s June 2005 Form 10-Q).	*
10.85	Letter Agreement, dated June 17, 2005, between Adelphia and Time Warner NY Cable, relating to the extension of the deadline set forth in the Asset Purchase Agreement to file various documents with the Bankruptcy Court (incorporated herein by reference to Exhibit 10.3 to the Registrant’s June 2005 Form 10-Q).	*
10.86	Letter Agreement, dated June 24, 2005, between Adelphia and Time Warner NY Cable, relating to, among other things, various conditions set forth in the Asset Purchase Agreement and the filing of the Second Amended Disclosure Statement with the Bankruptcy Court (incorporated herein by reference to Exhibit 10.4 to the Registrant’s June 2005 Form 10-Q).	*
10.87	Amendment No. 1 to the Asset Purchase Agreement, dated June 24, 2005, between Adelphia and Time Warner NY Cable (incorporated herein by reference to Exhibit 10.5 to the Registrant’s June 2005 Form 10-Q).	*
10.88	Amendment No. 2 to the Asset Purchase Agreement, dated June 21, 2006, between Adelphia and Time Warner NY Cable (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “June 2006 Form 10-Q”)).	*
10.89	Amendment No. 3 to the Asset Purchase Agreement, dated June 26, 2006, between Adelphia and Time Warner NY Cable (incorporated herein by reference to Exhibit 10.3 to the Registrant’s June 2006 Form 10-Q).	*
10.90	Amendment No. 4 to the Asset Purchase Agreement, dated July 31, 2006, between Adelphia and Time Warner NY Cable (incorporated herein by reference to Exhibit 10.6 to the Registrant’s June 2006 Form 10-Q).	*
10.91	Letter Agreement, dated as of June 21, 2006, among Trust II, Comcast, Adelphia and Time Warner Cable, relating to offerings of Time Warner Cable common stock by Adelphia and Comcast (incorporated herein by reference to Exhibit 10.4 to the Registrant’s June 2006 Form 10-Q).	*
10.92	Letter Agreement, dated as of June 21, 2006, among Trust II, the Registrant, Time Warner Cable and Comcast, relating to the deferral by Time Warner Cable of certain registration actions with respect to shares of Time Warner Cable common stock held by Comcast (incorporated herein by reference to Exhibit 10.5 to the Registrant’s June 2006 Form 10-Q).	*
10.93	Letter Agreement, dated as of April 20, 2005, by and between Time Warner Cable and Comcast relating to Texas and Kansas City Cable Partners, L.P. (incorporated herein by reference to Exhibit 99.6 to the Registrant’s April 2005 Form 8-K).	*
10.94	Contribution Agreement, dated as of April 20, 2005, between Time Warner NY Cable and ATC (incorporated herein by reference to Exhibit 99.7 to the Registrant’s April 2005 Form 8-K).	*
10.95	Parent Agreement, dated as of April 20, 2005, among Time Warner Cable, Time Warner NY Cable and Adelphia (incorporated herein by reference to Exhibit 99.10 to the Registrant’s April 2005 Form 8-K).	*

x

Exhibit		Sequential
Number	Description	Page Number

10.96	Letter Agreement, dated April 20, 2005, among Time Warner NY Cable, Comcast and Adelphia, relating to the requirements of Time Warner NY Cable, in certain circumstances, to acquire from Adelphia those systems that otherwise would have been acquired by Comcast (incorporated herein by reference to Exhibit 99.11 to the Registrant’s April 2005 Form 8-K).	*
10.97	Shareholder Agreement, dated as of April 20, 2005, between the Registrant and Time Warner Cable (incorporated herein by reference to Exhibit 99.12 to the Registrant’s April 2005 Form 8-K).	*
10.98	Registration Rights and Sale Agreement, dated as of July 31, 2006, by and between Adelphia and Time Warner Cable (incorporated herein by reference to Exhibit 99.6 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/A dated July 31, 2006 and filed with the SEC on October 18, 2006 (the “October 2006 Form 8-K/A”)).	*
10.99	Letter Agreement, dated July 31, 2006, by and among Comcast Holdings, MOCHoldco I, MOCHoldco, Trust I, Trust II, Holdco II, Holdco III, TWE Holding, Time Warner Cable, TWE, Comcast and the Registrant, relating to the redemptions of Comcast’s interests in TWC and TWE (incorporated herein by reference to Exhibit 99.7 to the Registrant’s October 2006 Form 8-K/A).	*
10.100	Letter Agreement, dated October 13, 2006, by and among Comcast Holdings, MOCHoldco I, MOCHoldco, Trust I, Trust II, Comcast of Arkansas/Florida/Louisiana/Minnesota/Mississippi/Tennessee, Inc., Comcast of Louisiana/Mississippi/Texas, LLC, Time Warner Cable, TWE, Comcast and the Registrant, relating to the redemptions of Comcast’s interests in TWC and TWE (incorporated herein by reference to Exhibit 99.8 to the Registrant’s October 2006 Form 8-K/A).	*
10.101	Amendment No. 1 to the Exchange Agreement, dated as of July 31, 2006, by and among Comcast, Comcast Holdings, Comcast Cable Holdings, LLC (“Comcast LLC”), Comcast of Georgia, Inc., Comcast of Texas I, LP, Comcast of Texas II, LP, Comcast of Indiana/Michigan/Texas, LP, TCI Holdings, Inc., Time Warner Cable and Time Warner NY Cable (incorporated herein by reference to Exhibit 99.9 to the Registrant’s October 2006 Form 8-K/A).	*
10.102	Letter Agreement, dated October 13, 2006, by and among Comcast, Comcast Holdings, Comcast LLC, Comcast of Georgia/Virginia, Inc., Comcast TW Exchange Holdings I, LP, Comcast TW Exchange Holdings II, LP, Comcast of California/Colorado/Illinois/Indiana/Michigan, LP, Comcast of Florida/Pennsylvania L.P., Comcast of Pennsylvania II, L.P., TCI Holdings, Inc., Time Warner Cable and Time Warner NY Cable, relating to the exchange of cable systems (incorporated herein by reference to Exhibit 99.10 to the Registrant’s October 2006 Form 8-K/A).	*
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.	†

*	Incorporated by reference.

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

The Registrant hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.