Form 10-Q
period 2007-03-31
TIME WARNER INC
filed 2007-05-02
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2007 or

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑

Description of Class	Shares Outstanding as of April 27, 2007
Common Stock – $.01 par value Series LMCN-V Common Stock – $.01 par value	3,766,682,571 18,784,759

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
•	Overview. This section provides a general description of Time Warner’s business segments, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2007. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2007 and cash flows for the three months ended March 31, 2007.

•	Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) for a discussion of the risk factors applicable to the Company.
     As discussed more fully in Note 1 to the accompanying consolidated financial statements, the 2006 financial information has been recast so that the basis of presentation is consistent with that of the 2007 financial information. Specifically, amounts were recast to reflect the retrospective presentation of certain businesses that were sold or that the Company intends to sell as discontinued operations.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
OVERVIEW
     Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, CNN, AOL, People, Sports Illustrated, Time and Time Warner Cable. The Company produces and distributes films through Warner Bros. and New Line Cinema, including 300, Happy Feet, The Departed and The Nativity Story, as well as television programs, including ER, Two and a Half Men, Cold Case, Without a Trace and The New Adventures of Old Christine. During the three months ended March 31, 2007, the Company generated revenues of $11.184 billion (up 9% from $10.238 billion in 2006), Operating Income before Depreciation and Amortization of $3.618 billion (up 38% from $2.618 billion in 2006), Operating Income of $2.540 billion (up 38% from $1.840 billion in 2006), Net Income of $1.203 billion (down 18% from $1.463 billion in 2006) and Cash Provided by Operations of $1.399 billion (down 40% from $2.347 billion in 2006).
Time Warner Businesses
     Time Warner classifies its operations into five reportable segments: AOL, Cable, Filmed Entertainment, Networks and Publishing.
     AOL. AOL LLC (together with its subsidiaries, “AOL”) is a leader in interactive services. In the U.S. and internationally, AOL operates a leading network of web brands, offers free client software and services to users who have their own Internet connection and provides services to advertisers on the Internet. In addition, AOL operates one of the largest Internet access subscription services in the United States. At March 31, 2007, AOL had 12.0 million AOL brand subscribers in the U.S., which does not include registrations for the free AOL service. For the three months ended March 31, 2007, AOL reported total revenues of $1.458 billion (13% of the Company’s overall revenues) and had $1.211 billion in Operating Income before Depreciation and Amortization and $1.084 billion in Operating Income, both of which included a pretax gain of approximately $670 million related to the sale of AOL’s German access business.
     Historically, AOL’s primary product offering has been an online subscription service that includes dial-up Internet access, and this product currently generates the majority of AOL’s revenues. AOL continued to experience significant declines in the first quarter of 2007 in the number of its U.S. subscribers and related revenues, due primarily to AOL’s decisions to focus on its advertising business and offer most of its services (other than Internet access) for free, AOL’s proactive reduction of subscriber acquisition and retention efforts, and the industry-wide decline of the premium dial-up ISP business and growth in the broadband Internet access business. The decline in subscribers has had an adverse impact on AOL’s Subscription revenues. However, dial-up network costs have also decreased and are anticipated to continue to decrease as subscribers decline. AOL’s Advertising revenues, in large part, are generated from the traffic to and usage of the AOL service by AOL’s subscribers. Therefore, the decline in subscribers also could have an adverse impact on AOL’s Advertising revenues to the extent that subscribers canceling their subscriptions do not maintain their relationship with and usage of the AOL Network (as defined below).
     AOL has continued to implement the next phase of its strategy (as announced on August 2, 2006) to transition from a business that has relied heavily on Subscription revenues from dial-up subscribers to one that attracts and engages more Internet users and takes advantage of the growth in online advertising. AOL is emphasizing growing its global web services business and managing costs in its access services business. A goal of AOL’s strategy is to maintain and expand relationships with current and former AOL subscribers, whether they continue to purchase the dial-up Internet access subscription service or not. Another component of the strategy is to permit access to most of the AOL services, including use of the AOL client software and AOL e-mail accounts, without charge. Therefore, as long as an individual has a means to connect to the Internet, that person can access and use most of the AOL services for free.
     The components of this strategy primarily include the following:
•	providing advertising services domestically and internationally on the AOL Network and on Internet sites of third-party entities (referred to as “Partner Sites”) through display advertising and paid-search advertising;

•	attracting highly-engaged users to and retaining those users on AOL’s interactive properties, including AIM, AOL.com, MapQuest and Moviefone, as well as attracting and retaining former and current subscribers, by

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
•	offering compelling content, features and tools, including e-mail, instant messaging and the AOL client software, which generally are available to Internet users for free;

•	implementing a cost-effective distribution strategy for its free and paid products and services by entering into or maintaining relationships with third-party high-speed Internet access providers, such as telephone and cable companies, retailers, computer manufacturers, or other aggregators of Internet activity, and search engine optimization and search engine marketing;
•	providing paid services, including a variety of online safety and security products on a subscription basis; and

•	providing software for mobile devices that will further the distribution of AOL products and services.
     The AOL Network consists of a variety of websites, related applications and services, and the AOL and low-cost ISP services. Specifically, the AOL Network includes AOL.com, AIM, MapQuest, Moviefone, ICQ and Netscape as well as other co-branded websites for which certain criteria have been met, including that the Internet traffic has been assigned to AOL. Advertising services on Partner Sites are provided primarily through AOL’s wholly owned subsidiary, Advertising.com, but also directly by AOL, and paid-search advertising activities on the AOL Network are conducted primarily through AOL’s strategic relationship with Google.
     As discussed in more detail in “Recent Developments,” AOL completed the dispositions of its European access businesses with the closing of the sale of its German access business on February 28, 2007.
     In connection with its revised strategy, AOL undertook certain restructuring and related activities in 2006 and the first quarter of 2007, including involuntary employee terminations, contract terminations, facility closures and asset write-offs. Additional restructuring and related activities of this nature are anticipated during the remainder of 2007.
     Cable. Time Warner’s cable business, Time Warner Cable Inc. and its subsidiaries (“TWC”), is the second-largest cable operator in the U.S. and is an industry leader in developing and launching innovative video, data and voice services. At March 31, 2007, TWC had approximately 13.4 million basic video subscribers in technologically advanced, well-clustered systems located mainly in five geographic areas — New York state, the Carolinas, Ohio, southern California and Texas. As of March 31, 2007, TWC was the largest cable operator in a number of large cities, including New York City and Los Angeles. For the three months ended March 31, 2007, TWC delivered revenues of $3.851 billion (34% of the Company’s overall revenues), $1.307 billion in Operating Income before Depreciation and Amortization and $579 million in Operating Income.
     On July 31, 2006, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (together with its subsidiaries, “Comcast”) completed the acquisition of substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) and related transactions. In addition, effective January 1, 2007, TWC began consolidating the results of certain cable systems located in Kansas City, south and west Texas and New Mexico (the “Kansas City Pool”) upon the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) to its partners, TWC and Comcast. Prior to January 1, 2007, TWC’s interest in TKCCP was reported as an equity method investment. Refer to “Recent Developments” for further details.
     TWC principally offers three services — video, high-speed data and voice, which have been primarily targeted to residential customers. Video is TWC’s largest service in terms of revenues generated. TWC expects to continue to increase video revenues through the offering of advanced digital video services such as video-on-demand (“VOD”), subscription-video-on-demand (“SVOD”), high definition television (“HDTV”) and set-top boxes equipped with digital video recorders (“DVRs”), as well as through price increases and subscriber growth. TWC’s digital video subscribers provide a broad base of potential customers for additional advanced services. Providing basic video services is a competitive and highly penetrated business, and, as a result, TWC expects slower incremental growth in the number of basic video subscribers compared to the growth in TWC’s advanced service offerings. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting contractual rate increases, subscriber growth and the expansion of service offerings, and it is expected that TWC’s video service margins will decline over the next few years as programming cost increases outpace growth in video revenues.
     High-speed data has been one of TWC’s fastest-growing services over the past several years and is a key driver of its results. As of March 31, 2007, TWC had approximately 7.0 million residential high-speed data subscribers. TWC expects

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
continued strong growth in residential high-speed data subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenues is expected to slow over time as high-speed data services become increasingly well-penetrated. In addition, as narrowband Internet users continue to migrate to broadband connections, TWC anticipates that an increasing percentage of its new high-speed data customers will elect to purchase its entry-level high-speed data service, which is generally less expensive than TWC’s flagship service. As a result, over time, TWC’s average high-speed data revenue per subscriber may decline reflecting this shift in mix. TWC also offers commercial high-speed data services and had approximately 254,000 commercial high-speed data subscribers as of March 31, 2007.
     Approximately 2.1 million subscribers received Digital Phone service, TWC’s residential voice service, as of March 31, 2007. For a monthly fixed fee, Digital Phone customers typically receive the following services: an unlimited local, in-state and U.S., Canada and Puerto Rico calling plan, as well as call waiting, caller ID and E911 services. TWC also is currently deploying a lower-priced unlimited in-state-only calling plan to serve those customers that do not use an interstate calling plan extensively and is planning to offer additional plans with a variety of local and long-distance options. Digital Phone enables TWC to offer its customers a convenient package, or “bundle,” of video, high-speed data and voice services, and to compete effectively against bundled services available from its competitors. TWC expects strong increases in Digital Phone subscribers and revenues for the foreseeable future. TWC has begun to introduce a commercial voice service to small- to medium-sized businesses and will continue to deploy this service during the remainder of 2007 in most of the systems TWC owned before and retained after the transactions with Adelphia and Comcast (the “Legacy Systems”). TWC also expects to deploy this service in some of the systems it acquired in and retained after the transactions with Adelphia and Comcast (the “Acquired Systems”) during the remainder of 2007.
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
     As of July 31, 2006, the date the transactions with Adelphia and Comcast closed, the penetration rates for basic video, digital video and high-speed data services were generally lower in the Acquired Systems than in the Legacy Systems. Furthermore, certain advanced services were not available in some of the Acquired Systems, and an IP-based telephony service was not available in any of the Acquired Systems. To increase the penetration of these services in the Acquired Systems, TWC is in the midst of a significant integration effort that includes upgrading the capacity and technical performance of these systems to levels that will allow the delivery of these advanced services and features. Such integration-related efforts are expected to be largely complete by the end of 2007. As of March 31, 2007, Digital Phone was available to over 15% of the homes passed in the Acquired Systems. TWC expects to continue to roll out Digital Phone service across the Acquired Systems during the remainder of 2007.
     Improvement in the financial and operating performance of the Acquired Systems depends in part on the completion of these initiatives and the subsequent availability of the Company’s bundled advanced services in the Acquired Systems. In addition, due to various operational and competitive challenges, the Company expects that the acquired systems located in Los Angeles, CA and Dallas, TX will likely require more time and resources than the other acquired systems to stabilize and then meaningfully improve their financial and operating performance. As of March 31, 2007, the Los Angeles and Dallas acquired systems together served approximately 2.0 million basic video subscribers (about 50% of the basic video subscribers served by the Acquired Systems). TWC believes that by upgrading the plant and integrating the Acquired Systems into its operations, there is a significant opportunity over time to increase service penetration rates, and improve Subscription revenues and Operating Income before Depreciation and Amortization in the Acquired Systems.
     Filmed Entertainment. Time Warner’s Filmed Entertainment businesses, Warner Bros. Entertainment Group (“Warner Bros.”) and New Line Cinema Corporation (“New Line”), generated revenues of $2.743 billion (24% of the Company’s overall revenues), $332 million in Operating Income before Depreciation and Amortization and $243 million in Operating Income for the three months ended March 31, 2007. The Filmed Entertainment segment experienced a decline in revenues

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
and operating results for the three months ended March 31, 2007 due to difficult comparisons to the three months ended March 31, 2006.
     One of the world’s leading studios, Warner Bros. has diversified sources of revenues with its film and television businesses, including an extensive film library and global distribution infrastructure. This diversification has helped Warner Bros. deliver consistent long-term performance. New Line is the world’s oldest independent film company. Its primary source of revenues is the creation and distribution of theatrical motion pictures.
     Warner Bros. continues to develop its industry-leading television business, including the successful releases of television series on home video. Throughout the 2006-2007 television season, Warner Bros. produced prime-time series for all five broadcast networks (including Two and a Half Men, ER, Without a Trace, Cold Case, Smallville, Men In Trees and The New Adventures of Old Christine), as well as original series for cable networks (including Nip/Tuck and The Closer).
     The sale of DVDs has been one of the largest drivers of the segment’s profit over the last several years, and Warner Bros.’ extensive library of theatrical and television titles positions it to continue to benefit from sales of home video product to consumers. However, the industry and the Company have experienced a leveling of DVD sales due to several factors, including increasing competition for consumer discretionary spending, piracy, the maturation of the standard definition DVD format and the fragmentation of consumer time.
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
     Networks. Time Warner’s Networks segment comprises Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“HBO”). On September 17, 2006, Warner Bros. and CBS Corp. (“CBS”) ceased the stand-alone operations of The WB Network and UPN, respectively, and formed The CW, an equity method investee of the Company. The Networks segment results included the operations of The WB Network through the date of its shutdown on September 17, 2006. For the three months ended March 31, 2007, the Networks segment delivered revenues of $2.410 billion (20% of the Company’s overall revenues), $937 million in Operating Income before Depreciation and Amortization and $860 million in Operating Income.
     The Turner networks — including such recognized brands as TNT, TBS, CNN, Cartoon Network and CNN Headline News — are among the leaders in advertising-supported cable TV networks. For five consecutive years, more prime-time viewers have watched advertising-supported cable TV networks than the national broadcast networks. For the three months ended March 31, 2007, TNT ranked first among advertising-supported cable networks in total-day delivery of its key demographics, Adults 18-49 and Adults 25-54 and in prime-time delivery ranked third and second, respectively, for Adults 18-49 and Adults 25-54. TBS ranked second among advertising-supported cable networks in prime-time delivery of its key demographic, Adults 18-34.
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
     HBO operates the HBO and Cinemax multichannel pay television programming services, with the HBO service ranking as the nation’s most widely distributed pay television network. HBO generates revenues principally from monthly subscriber fees from cable system operators, direct-to-home satellite operators and other affiliates. An additional source of revenue is the ancillary sales of its original programming, including The Sopranos, Sex and the City, Rome and Entourage.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Publishing. Time Warner’s Publishing segment consists principally of magazine publishing and a number of direct-marketing and direct-selling businesses. The segment generated revenues of $1.048 billion (9% of the Company’s overall revenues), $84 million in Operating Income before Depreciation and Amortization and $38 million in Operating Income for the three months ended March 31, 2007.
     As of March 31, 2007, Time Inc. published over 130 magazines globally, including People, Sports Illustrated, In Style, Southern Living, Real Simple, Entertainment Weekly, Time, Cooking Light, Fortune and What’s on TV. It generates revenues primarily from advertising, magazine subscriptions and newsstand sales, and its growth is derived from higher circulation and advertising on existing magazines, new magazine launches, acquisitions and advertising from online properties. Time Inc. owns IPC Media, the U.K.’s largest magazine company (“IPC”), and the magazine subscription marketer Synapse Group, Inc. The Company’s Publishing segment has experienced sluggish print advertising sales as advertisers are shifting advertising expenditures to online media. As a result, Time Inc. continues to invest in developing digital content, including the redesign of Time.com, EW.com and Golf.com, increased functionality for CNNMoney.com and the expansion of Sports Illustrated’s digital properties. Time Inc.’s direct-selling division, Southern Living At Home, sells home decor products through independent consultants at parties hosted in people’s homes throughout the U.S.
     On March 3, 2007, the Company sold its Parenting Group and most of the Time4 Media magazine titles, consisting of 18 of Time Inc.’s smaller niche magazines, to a subsidiary of Bonnier AB, a Swedish media company (“Bonnier”). Refer to “Recent Developments” for further discussion.
Recent Developments
Texas/Kansas City Cable Joint Venture
     TKCCP is a 50-50 joint venture between a consolidated subsidiary of TWC (Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”)) and Comcast. On January 1, 2007, TKCCP distributed its assets to its partners. TWC received the Kansas City Pool, which served approximately 788,000 basic video subscribers as of December 31, 2006, and Comcast received the pool of assets consisting of the Houston cable systems (the “Houston Pool”), which served approximately 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. TWC expects that TKCCP will be formally dissolved in the second quarter of 2007. For accounting purposes, the Company has treated the distribution of TKCCP’s assets as a sale of the Company’s 50% equity interest in the Houston Pool and as an acquisition of Comcast’s 50% equity interest in the Kansas City Pool. As a result of the sale of the Company’s 50% equity interest in the Houston Pool, the Company recorded a pretax gain of approximately $146 million in the first quarter of 2007, which is included as a component of other income, net in the accompanying consolidated statement of operations (Note 2).
Bookspan
     On April 9, 2007, the Company sold its 50% interest in Bookspan, a joint venture that primarily owns and operates book clubs via direct mail and e-commerce, to a subsidiary of Bertelsmann AG (“Bertelsmann”) for a purchase price of $145 million, which will result in a pretax gain of approximately $100 million in the second quarter of 2007 (Note 3).
TradeDoubler
     On March 14, 2007, AOL withdrew its cash tender offer to acquire all outstanding shares of TradeDoubler AB (“TradeDoubler”). The completion of the offer was subject to the condition that at least 90% of TradeDoubler’s outstanding shares be tendered in the offer, and this condition was not met (Note 3).
Parenting and Time4 Media
     On March 3, 2007, the Company sold its Parenting Group and most of the Time4 Media magazine titles, consisting of 18 of Time Inc.’s smaller niche magazines, to a subsidiary of Bonnier for approximately $220 million, which resulted in a pretax gain of approximately $54 million. The results of operations of the Parenting Group and Time4 Media magazine titles that were sold have been reflected as discontinued operations for all periods presented (Note 3).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Sale of AOL’s European Access Businesses
     On February 28, 2007, the Company completed the sale of AOL’s German access business to Telecom Italia S.p.A. for $850 million in cash, resulting in a pretax gain of approximately $670 million. In connection with this sale, the Company entered into a separate agreement to provide ongoing web services, including content, e-mail and other online tools and services to Telecom Italia S.p.A.
     As a result of the historical interdependency of AOL’s European access and audience businesses, the historical cash flows and operations of the access and audience businesses were not clearly distinguishable. Accordingly, AOL’s German access business and its other European access businesses, which were sold in 2006, have not been reflected as discontinued operations in the accompanying consolidated financial statements (Note 3).
Transactions with Liberty
     In February 2007, the Company signed a non-binding letter of intent with Liberty Media Corporation (“Liberty”) regarding the exchange of a significant portion of Liberty’s interest in Time Warner for a subsidiary of Time Warner that contains a mix of non-strategic assets, including the Atlanta Braves franchise (the “Braves”) and Leisure Arts, Inc. (“Leisure Arts”), and cash. Any sale of a major league baseball team requires the prior approval of Major League Baseball (the “League”). Therefore, the Company and Liberty have submitted to the League documents related to the proposed transfer of the Braves and requested the League’s approval of the transfer. There can be no assurance that the League will approve the proposed transfer or that the parties will reach a definitive agreement regarding the proposed transaction. In the first quarter of 2007, the Company recorded an impairment of approximately $13 million on the Company’s investment in Leisure Arts. As a result of the Company’s intent to dispose of the Braves and Leisure Arts, the results of operations of both businesses have been reflected as discontinued operations for all periods presented (Note 3).
Claxson
     On December 14, 2006, Turner announced an agreement with Claxson Interactive Group, Inc. (“Claxson”) to purchase seven pay television networks currently operating in Latin America for approximately $235 million (net of cash acquired). The transaction, which is subject to customary closing conditions, is expected to close in the second or third quarter of 2007 (Note 3).
Divestiture of Certain Non-Core AOL Wireless Businesses
     The Company is in discussions with prospective buyers regarding the divestiture of certain non-core AOL wireless businesses. In the first quarter of 2007, the Company recorded an impairment of approximately $18 million on the long-lived assets associated with one of the non-core AOL wireless businesses. As a result of the Company’s intent to dispose of these businesses, the results of operations of these businesses have been reflected as discontinued operations for all periods presented (Note 3).
Transactions with Adelphia and Comcast
     On July 31, 2006, TW NY and Comcast completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia (the “Adelphia Acquisition”). Additionally, on July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC, were redeemed (the “Redemptions”). Following the Redemptions and the Adelphia Acquisition, on July 31, 2006, TW NY and Comcast swapped certain cable systems, most of which were acquired from Adelphia, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Adelphia/Comcast Transactions”). The results of the systems acquired in connection with the Adelphia/Comcast Transactions have been included in the accompanying consolidated statement of operations since the closing of the transactions on July 31, 2006. As a result of the closing of the Adelphia/Comcast Transactions, TWC acquired systems with approximately 4.0 million basic video subscribers and disposed of the systems previously owned by TWC and transferred to Comcast in connection with the Redemptions and the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Exchange with approximately 0.8 million basic video subscribers for a net gain of approximately 3.2 million basic video subscribers.
     On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the terms of the reorganization plan, most of the shares of TWC Class A Common Stock that Adelphia received in the Adelphia Acquisition (representing approximately 16% of TWC’s outstanding common stock) are being distributed to Adelphia’s creditors. On March 1, 2007, TWC’s Class A common stock began trading on the New York Stock Exchange under the symbol “TWC” (Note 2).
Common Stock Repurchase Program
     Time Warner’s Board of Directors has authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases is based on a number of factors, including price and business and market conditions. At existing price levels, the Company intends to continue purchases under its stock repurchase program within its stated objective of maintaining a net debt-to-Operating Income before Depreciation and Amortization ratio, as defined, of approximately 3-to-1 and expects it will complete the program by the end of the second quarter of 2007. From the program’s inception through May 1, 2007, the Company repurchased approximately 1.0 billion shares of common stock for approximately $18.4 billion pursuant to trading programs under Rule 10b5-1 of the Exchange Act, including approximately 208 million shares of common stock for approximately $3.6 billion pursuant to prepaid stock repurchase contracts (Note 6).
Amounts Related to Securities Litigation
     At December 31, 2006, the Company had a reserve of approximately $620 million related to its remaining unresolved securities litigation matters. During the first quarter of 2007, the Company reached agreements to pay approximately $764 million to settle substantially all of the remaining claims. The Company recorded an incremental charge of approximately $152 million during the first quarter of 2007 reflecting these 2007 settlements, including approximately $8 million related to an expected attorneys’ fee award related to a previously settled matter. The Company believes the potential exposure in any securities litigation matters that remain pending at March 31, 2007 to be de minimis.
     The Company recognizes insurance recoveries when it becomes probable that such amounts will be received. The Company recognized insurance recoveries of approximately $8 million and $50 million related to Employee Retirement Income Security Act (“ERISA”) matters for the three months ended March 31, 2007 and 2006, respectively.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
RESULTS OF OPERATIONS
Changes in Basis of Presentation
Discontinued Operations
     As discussed more fully in Note 1 to the accompanying consolidated financial statements, the 2006 financial information has been recast so that the basis of presentation is consistent with that of the 2007 financial information. Specifically, the Company has reflected certain magazines sold, including the Parenting Group, most of the Time4 Media magazine titles and The Progressive Farmer magazine, and certain businesses it intends to sell, including Leisure Arts, the Braves and certain non-core AOL wireless businesses as discontinued operations. Accordingly, the financial condition and results of operations of these businesses have been reflected as discontinued operations for all periods presented.
Consolidation of Kansas City Pool
     On January 1, 2007, the Company began consolidating the results of the Kansas City Pool upon the distribution of the assets of TKCCP to its partners.
Recent Accounting Standards
Accounting for Sabbatical Leave and Other Similar Benefits
     On January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”), related to certain sabbatical leave and other employment arrangements that are similar to a sabbatical leave. EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. Adoption of this guidance resulted in an increase to accumulated deficit of approximately $97 million (approximately $59 million, net of tax) on January 1, 2007. The resulting change in the accrual for the three months ended March 31, 2007 was not material.
Accounting for Uncertainty in Income Taxes
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Upon adoption, the Company recognized approximately $445 million of tax benefits for positions that were previously unrecognized, of which approximately $433 million was accounted for as a reduction to the accumulated deficit balance and approximately $12 million was accounted for as an increase to the paid-in-capital balance as of January 1, 2007. Additionally, the adoption of FIN 48 resulted in the recognition of additional tax reserves for positions where there is uncertainty about the timing or character of such deductibility. These additional reserves were largely offset by increased deferred tax assets (Note 1).
Accounting for Deferred Compensation and Postretirement Benefit Aspects of Split-Dollar Life Insurance Arrangements
     The EITF has reached consensuses on EITF Issue No. 06-10, Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”), and EITF Issue No. 06-04, Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”), which require that a company recognize a liability for the postretirement benefits associated with endorsement and collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 and EITF 06-04 will be effective for Time Warner as of January 1, 2008 and will impact the Company in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
employee in periods in which the employee is no longer providing services. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.
Significant Transactions and Other Items Affecting Comparability
     As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by certain significant transactions and other items in each period as follows (millions):

	Three Months Ended
	3/31/07	3/31/06
		(recast)
Amounts related to securities litigation and government investigations	$(163)	$(29)
Asset impairments	(1)	—
Gain on disposal of assets, net	670	22

Impact on Operating Income (Loss)	506	(7)
Investment gains, net	163	295

Impact on Other income, net	163	295
Minority interest impact	(57)	—

Pretax impact	612	288
Income tax impact	(290)	(105)
Other tax items affecting comparability	3	93

After-tax impact	$325	$276

     In addition to the items affecting comparability above, the Company incurred approximately $68 million and $30 million of merger-related, restructuring and shutdown costs during the three months ended March 31, 2007 and 2006, respectively.
     The Company incurred restructuring costs for the three months ended March 31, 2007 of approximately $64 million, primarily related to various employee terminations and other exit activities, including $23 million at the AOL segment, $6 million at the Cable segment and $35 million at the Publishing segment. In addition, the Cable segment also expensed approximately $4 million of non-capitalizable merger-related and restructuring costs associated with the Adelphia/Comcast Transactions.
     The Company incurred restructuring costs for the three months ended March 31, 2006 of approximately $23 million, primarily related to various employee terminations, including $12 million at the Publishing segment, $6 million at the Cable segment and $5 million at the Corporate segment. The Company also expensed $2 million at the Filmed Entertainment segment and $1 million at the AOL segment as a result of changes in estimates of previously established restructuring accruals. In addition, during the three months ended March 31, 2006, the Cable segment expensed approximately $4 million of non-capitalizable merger-related costs associated with the Adelphia/Comcast Transactions.
Amounts Related to Securities Litigation
     The Company recognized legal reserves as well as legal and other professional fees related to the defense of various shareholder lawsuits, totaling $171 million and $79 million for the three months ended March 31, 2007 and 2006, respectively. In addition, the Company recognized related insurance recoveries of $8 million and $50 million for the three months ended March 31, 2007 and 2006, respectively.
Asset Impairments
     During the three months ended March 31, 2007, the Company incurred a $1 million noncash asset impairment charge related to asset write-offs in connection with facility closures primarily as a result of AOL’s revised strategy.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Gains on Disposal of Assets, Net
     For the three months ended March 31, 2007, the Company recorded a gain of approximately $670 million on the sale of AOL’s German access business.
     For the three months ended March 31, 2006, the Company recorded a gain of approximately $20 million at the Corporate segment related to the sale of two aircraft and a $2 million gain at the AOL segment from the resolution of a previously contingent gain related to the 2004 sale of Netscape Security Solutions (“NSS”).
Investment Gains, Net
     For the three months ended March 31, 2007, the Company recognized net gains of $163 million primarily related to the sale of investments, including a $146 million gain on TWC’s deemed sale of the Company’s 50% interest in the Houston Pool in connection with the distribution of TKCCP’s assets at the Cable segment. For the three months ended March 31, 2007, investment gains, net also include $6 million of gains resulting from market fluctuations in equity derivative instruments.
     For the three months ended March 31, 2006, the Company recognized net gains of $295 million primarily related to the sale of investments, including a $239 million gain on the sale of a portion of the Company’s investment in Time Warner Telecom Inc. (“TWT”) and a $51 million gain on the sale of the Company’s investment in Canal Satellite Digital. Investment gains, net also include $7 million of gains resulting from market fluctuations in equity derivative instruments.
Minority Interest Impact
     For the three months ended March 31, 2007, income of $57 million was attributed to minority interests, which primarily reflects the respective minority owner’s share of the gains on TWC’s deemed sale of the Houston Pool interest and on the sale of AOL’s German access business.
Income Tax Impact and Other Tax Items Affecting Comparability
     The income tax impact reflects the estimated tax or tax benefit associated with each item affecting comparability. Such estimated taxes or tax benefits vary based on certain factors, including deductibility of the amounts and foreign tax on certain gains. The Company’s tax provision may also include certain items affecting comparability. For the three months ended March 31, 2007 and 2006 these items included approximately $3 million and $93 million, respectively, of tax benefits related primarily to the realization of tax attribute carryforwards.
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Consolidated Results
     Revenues. The components of revenues are as follows (millions):

	Three Months Ended
	3/31/07	3/31/06	% Change
		(recast)
Subscription	$6,239	$5,494	14%
Advertising	1,932	1,749	10%
Content	2,779	2,746	1%
Other	234	249	(6%	)

Total revenues	$11,184	$10,238	9%

     The increase in Subscription revenues for the three months ended March 31, 2007 was primarily related to increases at the Cable and Networks segments, offset partially by a decline at the AOL segment. The increase at the Cable segment was driven by the impact of the Acquired Systems, the consolidation of the Kansas City Pool, the continued penetration of digital video services and Digital Phone, video price increases and growth in both basic video and high-speed data

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
subscriber levels in the Legacy Systems. The increase at the Networks segment was due primarily to higher subscription rates and, to a lesser extent, an increase in the number of subscribers at both Turner and HBO. Revenues at the AOL segment declined primarily as a result of the sales of AOL’s European access businesses in the fourth quarter of 2006 and first quarter of 2007, as well as decreases in the number of AOL brand domestic subscribers and related revenues.
     The increase in Advertising revenues for the three months ended March 31, 2007 was primarily due to growth at the AOL and Cable segments, offset partially by a decline at the Networks segment. The increase at the AOL segment was due to growth in Advertising revenues on both the AOL Network and on Partner Sites. The increase at the Cable segment was primarily attributable to the Acquired Systems and the consolidation of the Kansas City Pool. The decline at the Networks segment was primarily driven by the impact of the shutdown of The WB Network on September 17, 2006, partially offset by higher Advertising revenue across Turner’s primary networks.
     Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”
     Costs of Revenues. For the three months ended March 31, 2007 and 2006, costs of revenues totaled $6.496 billion and $5.677 billion, respectively, and as a percentage of revenues were 58% and 55%, respectively. The increase in costs of revenues as a percentage of revenues related primarily to increases at the Cable segment, primarily related to the Acquired Systems and the consolidation of the Kansas City Pool, and at the Filmed Entertainment segment, primarily reflecting the change in the quantity and mix of products released, partially offset by a decline at the AOL segment, primarily reflecting a shift to Advertising revenues, which have higher margins. The segment variations are discussed in detail in “Business Segment Results.”
     Selling, General and Administrative Expenses. For the three months ended March 31, 2007 and 2006, selling, general and administrative expenses decreased 6% to $2.409 billion for the three months ended March 31, 2007 from $2.555 billion for the three months ended March 31, 2006. The decrease related primarily to a significant decline at the AOL segment, primarily due to reduced subscriber acquisition marketing as part of AOL’s revised strategy, partially offset by an increase at the Cable segment related to the Acquired Systems and the consolidation of the Kansas City Pool. The segment variations are discussed in detail in “Business Segment Results.”
     Amounts Related to Securities Litigation. As previously discussed in “Recent Developments,” the Company recognized legal reserves as well as legal and other professional fees related to the defense of various shareholder lawsuits, totaling $171 million and $79 million for the three months ended March 31, 2007 and 2006, respectively. In addition, the Company recognized related insurance recoveries of $8 million and $50 million for the three months ended March 31, 2007 and 2006, respectively.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Reconciliation of Operating Income before Depreciation and Amortization to Operating Income.
     The following table reconciles Operating Income before Depreciation and Amortization to Operating Income. In addition, the table provides the components from Operating Income to net income for purposes of the discussions that follow (millions):

	Three Months Ended
	3/31/07	3/31/06	% Change
		(recast)
Operating Income before Depreciation and Amortization	$3,618	$2,618	38%
Depreciation	(901)	(649)	39%
Amortization	(177)	(129)	37%

Operating Income	2,540	1,840	38%
Interest expense, net	(551)	(299)	84%
Other income, net	125	311	(60%	)
Minority interest expense, net	(130)	(71)	83%

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,984	1,781	11%
Income tax provision	(797)	(598)	33%

Income before discontinued operations and cumulative effect of accounting change	1,187	1,183	—
Discontinued operations, net of tax	16	255	NM
Cumulative effect of accounting change, net of tax	—	25	NM

Net income	$1,203	$1,463	(18%	)

     Operating Income before Depreciation and Amortization. Time Warner’s Operating Income before Depreciation and Amortization increased 38% to $3.618 billion for the three months ended March 31, 2007 from $2.618 billion for the three months ended March 31, 2006. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $506 million of income, net and $7 million of expense, net for 2007 and 2006, respectively, Operating Income before Depreciation and Amortization increased $487 million, principally as a result of growth at the AOL, Cable and Networks segments, partially offset by a decline at the Filmed Entertainment and Publishing segments. The segment variations are discussed in detail under “Business Segment Results.”
     Depreciation Expense. Depreciation expense increased to $901 million for the three months ended March 31, 2007 from $649 million for the three months ended March 31, 2006. The increase in depreciation expense primarily related to an increase at the Cable segment reflecting the impact of the Acquired Systems, the consolidation of the Kansas City Pool and demand-driven increases in recent years of purchases of customer premise equipment, which generally has a significantly shorter useful life compared to the mix of assets previously purchased.
     Amortization Expense. Amortization expense increased to $177 million for the three months ended March 31, 2007 from $129 million for the three months ended March 31, 2006. The increase in amortization expense primarily related to the Cable segment driven by the amortization of intangible assets associated with customer relationships acquired as part of the Acquired Systems.
     Operating Income. Time Warner’s Operating Income increased to $2.540 billion for the three months ended March 31, 2007 from $1.840 billion for the three months ended March 31, 2006. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $506 million of income, net and $7 million of expense, net for 2007 and 2006, respectively, Operating Income increased $187 million, reflecting the changes in Operating Income before Depreciation and Amortization, offset partially by the increases in both depreciation and amortization expense as discussed above.
     Interest Expense, Net. Interest expense, net, increased to $551 million for the three months ended March 31, 2007 from $299 million for the three months ended March 31, 2006, reflecting higher average outstanding balances of borrowings as a result of the Company’s stock repurchase program and the Adelphia/Comcast Transactions, increased interest rates on borrowings and lower interest income related primarily to a lower level of short-term investments.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Other Income, Net. Other income, net, detail is shown in the table below (millions):

	Three Months Ended
	3/31/07	3/31/06
		(recast)
Investment gains, net	$163	$295
Income (loss) from equity investees	(12)	16
Other	(26)	—

Other income, net	$125	$311

     The changes in investment gains, net are discussed under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of investment gains, Other income, net, decreased primarily due to lower income from equity method investees and higher foreign exchange losses. The decrease in equity income primarily reflects the absence of equity income as a result of TKCCP no longer being treated as an equity method investee following the TKCCP asset distribution, as well as losses recognized on The CW investment.
     Minority Interest Expense, Net. Time Warner had $130 million of minority interest expense, net for the three months ended March 31, 2007 compared to $71 million for the three months ended March 31, 2006. The increase related primarily to the 5% minority interest in AOL issued to Google in the second quarter of 2006, which included Google’s 5% share of the gain recognized by AOL on the sale of its German access business, and to larger profits recorded by the Cable segment, including the gain on the deemed sale of the Houston Pool in connection with the TKCCP asset distribution. Comcast held an effective 21% minority interest in TWC until the closing of the Adelphia/Comcast Transactions on July 31, 2006, upon which Comcast’s interest in TWC was redeemed and Adelphia received an approximate 16% minority interest in TWC. Adelphia is in the process of distributing this interest to its creditors.
     Income Tax Provision. Income tax expense from continuing operations was $797 million for the three months ended March 31, 2007, compared to $598 million for the three months ended March 31, 2006. The Company’s effective tax rate for continuing operations was 40% for the three months ended March 31, 2007 compared to 34% for the three months ended March 31, 2006. The increase reflects the impact of nondeductible goodwill associated with the sale of AOL’s German access business in 2007 and the lower realization of tax attribute carryforwards relative to 2006.
     Income before Discontinued Operations and Cumulative Effect of Accounting Change. Income before discontinued operations and cumulative effect of accounting change was $1.187 billion for the three months ended March 31, 2007 compared to $1.183 billion for the three months ended March 31, 2006. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were $0.31 and $0.30, respectively, in 2007 compared to $0.26 for both in 2006. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $325 million and $276 million of income, net for the three months ended March 31, 2007 and 2006, respectively, income before discontinued operations and cumulative effect of accounting change declined by $45 million primarily due to higher interest expense, net and higher minority interest expense, net, partially offset by higher Operating Income as discussed above.
     Discontinued Operations. Discontinued operations for the three months ended March 31, 2007 and 2006 include certain magazines sold, including the Parenting Group, most of the Time4 Media magazine titles and The Progressive Farmer magazine, and certain businesses the Company intends to sell, including Leisure Arts, the Braves, and certain non-core AOL wireless businesses. Also included in discontinued operations for the three months ended March 31, 2006 are the operations of the systems transferred to Comcast in connection with the Redemptions and the Exchange, the Turner South network and Time Warner Book Group (“TWBG”).
     Included in the results for the three months ended March 31, 2007 was a pretax gain of approximately $54 million and a related tax benefit of approximately $2 million on the sale of the Parenting Group and most of the Time4 Media magazine titles, an impairment of approximately $18 million on AOL’s long-lived assets associated with one of the non-core wireless businesses and an impairment of approximately $13 million on the Company’s investment in Leisure Arts. The tax benefit on the pretax gain resulted primarily from the recognition of deferred tax assets associated with the sale of the magazine titles. Included in the results for the three months ended March 31, 2006 was a pretax gain of approximately $207 million and a related tax benefit of approximately $24 million on the sale of TWBG. The tax benefit on the sale of TWBG resulted

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
primarily from the release of a valuation allowance associated with tax attribute carryforwards offsetting the gain on the transaction.
     Cumulative Effect of Accounting Change, Net of Tax. For the three months ended March 31, 2006, the Company recorded a benefit of $25 million, net of tax, as the cumulative effect of a change in accounting principle upon the adoption of FAS 123R in 2006, to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are not ultimately expected to vest.
     Net Income and Net Income Per Common Share. Net income was $1.203 billion for the three months ended March 31, 2007 compared to $1.463 billion for the three months ended March 31, 2006. Basic and diluted net income per common share were both $0.31 in 2007 compared to $0.33 and $0.32, respectively, in 2006. Net income per common share for both 2007 and 2006 reflect the favorable impact of the shares repurchased under the $20 billion share repurchase program.
Business Segment Results
     AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three months ended March 31, 2007 and 2006 are as follows (millions):

	Three Months Ended
	3/31/07	3/31/06	% Change
		(recast)
Revenues:
Subscription	$873	$1,538	(43%	)
Advertising	549	392	40%
Other	36	27	33%

Total revenues	1,458	1,957	(25%	)
Costs of revenues(a)	(621)	(942)	(34%	)
Selling, general and administrative(a)	(272)	(587)	(54%	)
Gain on disposal of consolidated businesses	670	2	NM
Asset impairments	(1)	—	NM
Restructuring costs	(23)	(1)	NM

Operating Income before Depreciation and Amortization	1,211	429	182%
Depreciation	(105)	(127)	(17%	)
Amortization	(22)	(37)	(41%	)

Operating Income	$1,084	$265	309%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     On August 2, 2006, AOL announced that it was implementing the next phase of its business strategy, which is designed to accelerate AOL’s transition to a global web services company. A significant component of this strategy is to permit the use of most of AOL’s services, including use of the AOL client software and AOL e-mail accounts, without charge. Therefore, as long as an individual has a means to connect to the Internet, that person can access and use most of the AOL services for free.
     AOL continues to serve customers with dial-up Internet access by providing dial-up connectivity to the Internet and customer service for subscribers. AOL also continues to develop and offer price plans with varying service levels. In the third quarter of 2006, AOL implemented new $25.90 and $9.95 price plans in the U.S. with varying levels of dial-up access service, storage and other tools and services. However, AOL has substantially reduced its marketing and customer service efforts previously aimed at attracting and retaining subscribers to the dial-up AOL service.
     In connection with AOL’s revised strategy and as a result of the sales of AOL’s European access businesses in the fourth quarter of 2006 and the first quarter of 2007, the Company has reevaluated its historical disclosures related to the AOL brand domestic and European subscribers. Beginning in the first quarter of 2007 and going forward, the Company will no longer provide subscriber and average revenue per subscriber (“ARPU”) information for AOL brand domestic

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
subscribers in the “$15 and over” and “under $15” price plan categories as the Company believes this information is no longer meaningful. Similarly, the AOL Europe subscriber and ARPU discussions have also been discontinued.
     The decline in Subscription revenues for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was due to the sales of AOL’s European access businesses (approximately $300 million) in the fourth quarter of 2006 and first quarter of 2007, as well as decreases in the number of AOL brand domestic subscribers and related revenues.
     The number of AOL brand domestic subscribers was 12.0 million, 13.2 million, and 18.6 million as of March 31, 2007, December 31, 2006, and March 31, 2006, respectively. The AOL brand domestic ARPU was $18.97 and $18.43 for the three months ended March 31, 2007 and 2006, respectively. AOL includes in its subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service. Subscribers to the AOL brand service include subscribers participating in introductory free-trial periods and subscribers that are paying no or reduced monthly fees through member service and retention programs. Total AOL brand subscribers include free-trial and retention members of approximately 4% at March 31, 2007, 6% at December 31, 2006, and 11% at March 31, 2006. Individuals who have registered for the free AOL service, including subscribers who have migrated from paid subscription plans, are not included in the AOL brand subscriber numbers presented above. As previously discussed, due to the sales of AOL’s access businesses in the U.K., Germany and France, AOL no longer has AOL brand Internet access subscribers in Europe, although the purchasers of AOL’s European access businesses have certain rights to use specific AOL brands.
     The decreases in subscribers are the result of a number of factors, including the effects of AOL’s revised strategy, which has resulted in the migration of subscribers to the free AOL service offering, declining registrations for the paid service in response to AOL’s reduced marketing and retention campaigns, and competition from broadband access providers. The increase in ARPU for the three months ended March 31, 2007 compared to the similar period in the prior year was due primarily to a price increase implemented late in the first quarter of 2006 and an increase in the percentage of revenue generating customers, partially offset by a shift in the subscriber mix to lower-priced subscriber price plans.
     In addition to the AOL brand service, AOL has subscribers to other services, both domestically and internationally, including the Netscape and CompuServe brands. These other brand services are not a significant source of revenues.
     Advertising services include display advertising and paid-search advertising, both domestically and internationally, which are provided on both the AOL Network and on Partner Sites. Total Advertising revenues improved for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to increased Advertising revenues generated on both the AOL Network and on Partner Sites. Specifically, Advertising revenues on the AOL Network increased $90 million to $399 million, while Advertising revenues on Partner Sites increased $67 million to $150 million. Total Advertising revenues for the three months ended March 31, 2007 declined sequentially by approximately $17 million from the three months ended December 31, 2006 primarily reflecting the impact of higher seasonal advertising in the fourth quarter of 2006.
     The increase in Advertising revenues generated on the AOL Network for the three months ended March 31, 2007 reflects increases in both display and paid-search Advertising revenues. Display Advertising revenues increased $56 million to $232 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily attributable to increased inventory sold as well as operational improvements. In addition, display Advertising revenues for the three months ended March 31, 2007 included a benefit of approximately $19 million related to a change in an accounting estimate resulting from more timely system data. Paid-search Advertising revenues, which are generated primarily through AOL’s strategic relationship with Google, increased $34 million to $167 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase is primarily attributable to both higher revenues per search query and increases in search query volume on certain AOL Network properties.
     Advertising revenues on Partner Sites are generated primarily through AOL’s wholly owned subsidiary, Advertising.com. The increase in such revenues is primarily attributable to the expansion of a relationship with a major customer in the second quarter of 2006, which increased $46 million to $56 million for the three months ended March 31,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
2007, compared to the three months ended March 31, 2006, as well as to continued growth in revenues from other advertisers.
     AOL expects Advertising revenues to continue to increase during the remainder of 2007 as compared to the similar period in 2006 due to expected increases in display and paid-search advertising on the AOL Network and expected increases in sales of advertising run on Partner Sites, although revenues generated on Partner Sites are expected to increase at a rate less than that experienced in the first quarter of 2007, as the expansion of the relationship with a major customer occurred in the second quarter of 2006.
     Costs of revenues decreased 34% and as a percentage of revenues were 43% for the three months ended March 31, 2007 compared to 48% for the three months ended March 31, 2006. Approximately $200 million of the decrease in costs of revenues was attributable to the sales of AOL’s European access businesses. The remaining decrease was attributable to lower network-related expenses and lower customer service expenses associated with the closure of customer support call centers, partially offset by an increase in traffic acquisition costs associated with advertising run on Partner Sites. Network-related expenses decreased 69% to $98 million for the three months ended March 31, 2007 from $318 million for the three months ended March 31, 2006, of which approximately $150 million of the decrease was attributable to the sales of AOL’s European access businesses. The remaining decline in network-related expenses was principally attributable to lower usage of AOL’s dial-up network associated with the declining AOL brand domestic dial-up subscriber base, improved pricing and network utilization and decreased levels of long-term fixed commitments.
     Selling, general and administrative expenses decreased 54% for the three months ended March 31, 2007, of which approximately $80 million of the decrease was attributable to the sales of AOL’s European access businesses. The remaining decrease in selling, general and administrative expenses reflects a decrease in direct marketing costs of approximately $210 million, primarily due to reduced subscriber acquisition marketing as part of AOL’s revised strategy, and other cost savings initiatives, partially offset by higher employee incentive compensation, including higher current year accruals. The three months ended March 31, 2006 also included an $18 million benefit due to the reversal of previously established accruals that were no longer required and an approximate $14 million benefit related to the favorable resolution of certain tax matters.
     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the results for the three months ended March 31, 2007 included a gain of approximately $670 million on the sale of AOL’s German access business, a $32 million restructuring charge primarily related to involuntary employee terminations and facility closures, partially offset by the reversal of $9 million of restructuring charges that were no longer needed due to changes in estimates and a $1 million noncash asset impairment charge related to asset write-offs in connection with facility closures primarily as a result of AOL’s revised strategy. Further restructuring actions associated with the strategy are expected to result in additional restructuring and related charges during the remainder of 2007 of up to $50 million. The results for the three months ended March 31, 2006 include a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS and a $1 million restructuring charge, primarily related to changes in estimates of previously established restructuring accruals.
     Operating Income before Depreciation and Amortization and Operating Income increased due primarily to the gain on the sale of the German access business, higher Advertising revenues and lower costs of revenues and selling, general and administrative expenses, partially offset by lower Subscription revenues and higher restructuring costs. In addition, the increase in Operating Income reflected lower depreciation expense as a result of a decline in network assets due to membership declines.
     In connection with AOL’s strategy, including its proactive reduction of subscriber acquisition efforts, AOL expects to experience a continued decline in its subscribers and related Subscription revenues, and for the remainder of 2007, a decline in subscriber ARPU, as compared to the similar period in 2006. In addition, over the remainder of 2007, AOL expects to continue to reduce costs of revenues, including dial-up network and customer service expenses, and selling, general and administrative expenses.
     The Company expects that AOL’s growth rates for Operating Income before Depreciation and Amortization and Operating Income for the remainder of the year compared to the corresponding nine-month period in the prior year,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
excluding the gains on the sales of AOL’s European access businesses, will be significantly lower than the levels of growth achieved in the first quarter of 2007 primarily as a result of continued declines in Subscription revenues, including the impact on Subscription revenues of the divestiture of AOL’s European access businesses.
     As discussed in “Recent Developments,” on February 28, 2007, the Company completed the sale of AOL’s German access business to Telecom Italia S.p.A. for $850 million in cash, resulting in a pretax gain of approximately $670 million. In connection with this sale, the Company entered into a separate agreement to provide ongoing web services, including content, e-mail and other online tools and services to Telecom Italia S.p.A.
     As a result of the historical interdependency of AOL’s European access and audience businesses, the historical cash flows and operations of the access and audience businesses were not clearly distinguishable. Accordingly, AOL’s German access business and its other European access businesses, which were sold in 2006, have not been reflected as discontinued operations in the accompanying consolidated financial statements.
     As discussed in “Recent Developments,” the Company is in discussions with prospective buyers regarding the divestiture of certain non-core AOL wireless businesses. In the first quarter of 2007, the Company recorded an impairment of approximately $18 million on the long-lived assets associated with one of the non-core AOL wireless businesses. As a result of the Company’s intent to dispose of these businesses, the results of operations of these businesses have been reflected as discontinued operations for all periods presented.
     Cable. As previously disclosed, on July 31, 2006, the Company completed the Adelphia/Comcast Transactions and began consolidating the results of the Acquired Systems. Additionally, on January 1, 2007, the Company began consolidating the results of the Kansas City Pool. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the three months ended March 31, 2007 and 2006 are as follows (millions):

	Three Months Ended
	3/31/07	3/31/06	% Change
Revenues:
Subscription	$3,662	$2,276	61%
Advertising	189	109	73%

Total revenues	3,851	2,385	61%
Costs of revenues(a)	(1,883)	(1,087)	73%
Selling, general and administrative(a)	(651)	(437)	49%
Merger-related and restructuring costs	(10)	(10)	—

Operating Income before Depreciation and Amortization	1,307	851	54%
Depreciation	(649)	(380)	71%
Amortization	(79)	(19)	316%

Operating Income	$579	$452	28%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Revenues for the three months ended March 31, 2007 include the results of the Legacy Systems, the Acquired Systems and the Kansas City Pool, and revenues for the three months ended March 31, 2006 consist only of the results of the Legacy Systems. Revenues, including the components of Subscription revenues, for the Legacy Systems, the Acquired Systems, the Kansas City Pool and Total Systems were as follows for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended
	3/31/07				3/31/06
	Legacy	Acquired	Kansas	Total	Total
	Systems	Systems	City Pool	Systems	Systems(a)	% Change
Subscription revenues:
Video	$1,674	$695	$135	$2,504	$1,574	59%
High-speed data	648	197	49	894	568	57%
Voice(b)	230	15	19	264	134	97%

Total Subscription revenues	2,552	907	203	3,662	2,276	61%
Advertising revenues	116	64	9	189	109	73%

Total revenues	$2,668	$971	$212	$3,851	$2,385	61%

(a)	Revenues for the three months ended March 31, 2006 consist only of the results of the Legacy Systems.

(b)	Voice revenues included revenues primarily associated with Digital Phone, TWC’s residential voice service, as well as revenues associated with subscribers acquired from Comcast who received traditional, circuit-switched telephone service, which were $14 million for the three months ended March 31, 2007. TWC continues to provide traditional, circuit-switched services to those subscribers and will continue to do so for some period of time until it is able to discontinue the circuit-switched offering in accordance with regulatory requirements, at which time the only voice services provided by TWC will be Digital Phone and commercial voice. As of March 31, 2007, Digital Phone service was available to over 15% of the homes passed in the Acquired Systems.
     Subscriber numbers were as follows (thousands):

	Consolidated Subscribers (a) as of			Managed Subscribers (a) as of
	3/31/07	3/31/06	% Change	3/31/07	3/31/06	% Change
Subscribers:
Basic video(b)	13,448	8,657	55%	13,448	9,447	42%
Digital video(c)	7,548	4,493	68%	7,548	4,808	57%
Residential high-speed data(d)	7,000	4,116	70%	7,000	4,443	58%
Commercial high-speed data(d)	254	173	47%	254	188	35%
Digital Phone(e)	2,094	1,149	82%	2,094	1,248	68%

(a)	Historically, managed subscribers included TWC’s consolidated subscribers and subscribers in the Kansas City Pool of TKCCP that TWC received on January 1, 2007 in the TKCCP asset distribution. Beginning January 1, 2007, subscribers in the Kansas City Pool are included in both managed and consolidated subscriber results as a result of the consolidation of the Kansas City Pool.

(b)	Basic video subscriber numbers reflect billable subscribers who receive basic video service.

(c)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service via digital technology.

(d)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.

(e)	Digital Phone subscriber numbers reflect billable subscribers who receive IP-based telephony service. Digital Phone subscribers exclude subscribers acquired from Comcast in the Exchange who receive traditional, circuit-switched telephone service (which totaled approximately 93,000 consolidated subscribers at March 31, 2007).
     Subscription revenues increased, driven by the impact of the Acquired Systems, the consolidation of the Kansas City Pool, the continued penetration of digital video services and Digital Phone, video price increases and growth in both basic video and high-speed data subscriber levels in the Legacy Systems. Aggregate revenues associated with TWC’s digital video services, including digital tiers, pay-per-view, VOD, SVOD and DVRs, increased 70% to $563 million for the three months ended March 31, 2007 from $332 million for the three months ended March 31, 2006. Strong growth rates for high-speed data service and voice revenues are expected to continue during the remainder of 2007.
     For the three months ended March 31, 2007, Advertising revenues increased due to an increase in local and national advertising, primarily due to the impact of the Acquired Systems and the consolidation of the Kansas City Pool.
     For the three months ended March 31, 2007, costs of revenues increased 73%, and, as a percentage of revenues, were 49% for the three months ended March 31, 2007 compared to 46% for the three months ended March 31, 2006. The

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
increase in costs of revenues was primarily related to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as increases in video programming, employee, voice and other costs. The increase in costs of revenues as a percentage of revenues reflects lower margins in the Acquired Systems. Video programming costs increased 73% to $880 million for the three months ended March 31, 2007, due primarily to the impact of the Acquired Systems ($257 million) and the consolidation of the Kansas City Pool ($50 million), as well as contractual rate increases, the increase in video subscribers and the expansion of service offerings in the Legacy Systems. Video programming costs for the three months ended March 31, 2006 also included an $11 million benefit reflecting an adjustment in the amortization of certain launch support payments. Employee costs increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool, higher headcount resulting from the continued roll-out of advanced services, salary increases and an approximate $16 million benefit (with an additional approximate $5 million benefit included in selling, general and administrative expenses) recorded in the first quarter of 2006 due to changes in estimates related to prior period medical benefit accruals. Voice costs increased approximately $52 million to $112 million primarily due to growth in Digital Phone subscribers and the consolidation of the Kansas City Pool. Other costs increased primarily due to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as revenue-driven increases in fees paid to local franchise authorities and increases in other costs associated with the continued roll-out of advanced services in the Legacy Systems.
     The increase in selling, general and administrative expenses is primarily the result of higher employee, marketing and other costs due to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, increased headcount and higher costs resulting from the continued roll-out of advanced services and salary increases.
     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the Cable segment expensed non-capitalizable merger-related and restructuring costs associated with the Adelphia/Comcast Transactions of approximately $4 million for each of the three months ended March 31, 2007 and 2006. In addition, the results for both the three months ended March 31, 2007 and 2006 included approximately $6 million of other restructuring costs. TWC’s restructuring activities are part of TWC’s broader plans to simplify its organizational structure and enhance its customer focus. TWC is in the process of executing these initiatives and expects to incur additional costs as these plans continue to be implemented throughout 2007.
     Operating Income before Depreciation and Amortization increased principally as a result of revenue growth, partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above.
     Operating Income increased primarily due to the increase in Operating Income before Depreciation and Amortization described above, partially offset by an increase in depreciation expense and amortization expense. Depreciation expense increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and demand-driven increases in recent years of purchases of customer premise equipment, which generally has a significantly shorter useful life compared to the mix of assets previously purchased. Amortization expense increased as a result of the amortization of intangible assets associated with customer relationships acquired as part of the Adelphia/Comcast Transactions.
     The Company anticipates that Operating Income before Depreciation and Amortization and Operating Income will continue to increase during the remainder of 2007 as compared to the similar period in the prior year, although the full year rates of growth are expected to be lower than those experienced in the first quarter of 2007 as the last five months of 2006 also included the benefit of the Adelphia Acquisition.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the three months ended March 31, 2007 and 2006 are as follows (millions):

	Three Months Ended
	3/31/07	3/31/06	% Change
Revenues:
Subscription	$7	$—	NM
Advertising	5	—	NM
Content	2,663	2,709	(2%)
Other	68	70	(3%)

Total revenues	2,743	2,779	(1%)
Costs of revenues(a)	(2,008)	(1,944)	3%
Selling, general and administrative(a)	(403)	(376)	7%
Restructuring costs	—	(2)	NM

Operating Income before Depreciation and Amortization	332	457	(27%)
Depreciation	(35)	(34)	3%
Amortization	(54)	(55)	(2%)

Operating Income	$243	$368	(34%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Content revenues include theatrical product (which is content made available for initial airing in theaters), television product (which is content made available for initial airing on television), and consumer products and other. The components of Content revenues for the three months ended March 31, 2007 and 2006 are as follows (millions):

	Three Months Ended
	3/31/07	3/31/06	% Change
Theatrical product:
Theatrical film	$453	$300	51%
Television licensing	432	362	19%
Home video	741	997	(26%)

Total theatrical product	1,626	1,659	(2%)
Television product:
Television licensing	761	755	1%
Home video	154	178	(13%)

Total television product	915	933	(2%)

Consumer product and other	122	117	4%

Total Content revenues	$2,663	$2,709	(2%)

     The increase in theatrical film revenues for the three months ended March 31, 2007 was due primarily to the success of certain key releases, including 300 and Music & Lyrics, as well as the carryover revenues from Blood Diamond and Happy Feet, compared to the carryover revenues from Harry Potter and the Goblet of Fire and the release of V For Vendetta in the first quarter of 2006. The increase in theatrical product revenues from television licensing primarily related to the timing and quantity of availabilities, including a greater number of significant titles in the first quarter of 2007. Home video sales of theatrical product declined primarily due to difficult comparisons to the first quarter of 2006, which included the worldwide release of Harry Potter and the Goblet of Fire and the domestic release of Wedding Crashers compared to the releases of Happy Feet and The Departed in the first quarter of 2007.
     The decline in home video sales of television product reflects difficult comparisons to the prior year, which included higher revenues attributable to Seinfeld and Friends.
     The increase in costs of revenues resulted primarily from higher advertising and print costs resulting from the quantity and mix of films released, as well as higher film costs ($1.143 billion in 2007 compared to $1.132 billion in 2006). These increases were partially offset by lower home video manufacturing and freight costs related to a decline in volume. Included in film costs are pre-release theatrical film valuation adjustments, which decreased to $53 million in 2007 from

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
$69 million in 2006. Costs of revenues as a percentage of revenues were 73% and 70% in 2007 and 2006, respectively, reflecting the quantity and mix of products released.
     Selling, general and administrative expenses increased primarily due to higher employee costs, partially offset by lower distribution fees.
     As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” the results for the three months ended March 31, 2006 included $2 million of restructuring charges as a result of changes in estimates of previously established restructuring accruals.
     Operating Income before Depreciation and Amortization and Operating Income decreased due to a decline in revenues and increases in costs of revenues and selling, general and administrative expenses. The first quarter of 2006 also included a benefit of $42 million from the sale of certain international film rights.
     The Company expects that both Operating Income before Depreciation and Amortization and Operating Income at the Filmed Entertainment segment will increase for the remainder of 2007 relative to the corresponding nine-month period in 2006, with the growth occurring in the second half of 2007 due primarily to expectations of improved performance from the current year’s theatrical release slate.
     Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three months ended March 31, 2007 and 2006 are as follows (millions):

	Three Months Ended
	3/31/07	3/31/06	% Change
		(recast)
Revenues:
Subscription	$1,545	$1,462	6%
Advertising	655	743	(12%)
Content	200	194	3%
Other	10	11	(9%)

Total revenues	2,410	2,410	—
Costs of revenues(a)	(1,067)	(1,076)	(1%)
Selling, general and administrative(a)	(406)	(452)	(10%)

Operating Income before Depreciation and Amortization	937	882	6%
Depreciation	(74)	(67)	10%
Amortization	(3)	(3)	—

Operating Income	$860	$812	6%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     On September 17, 2006, Warner Bros. and CBS ceased the stand-alone operations of The WB Network and UPN, respectively, and formed The CW, an equity method investee of the Company. The Networks segment results included the operations of The WB Network through the date of its shutdown on September 17, 2006. For the three months ended March 31, 2006, the Networks segment operating results included revenues and an Operating Loss of $139 million and $29 million, respectively, from The WB Network.
     The increase in Subscription revenues was due primarily to higher subscription rates and, to a lesser extent, an increase in the number of subscribers at both Turner and HBO.
     The decrease in Advertising revenues was driven primarily by the impact of the shutdown of The WB Network on September 17, 2006, partially offset by higher Advertising revenue across Turner’s primary networks.
     For the three months ended March 31, 2007, costs of revenues decreased 1% primarily due to a decline in programming costs, partially offset by increases in distribution costs and costs related to digital initiatives. Programming costs decreased 5% to $740 million for the three months ended March 31, 2007 from $775 million for the three months ended March 31,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
2006. The decrease in programming costs was primarily due to the shutdown of The WB Network on September 17, 2006, partially offset by higher acquired theatrical programming costs at HBO and an increase in sports programming costs, particularly related to NBA programming at Turner. Costs of revenues as a percentage of revenues, were 44% and 45% for the three months ended March 31, 2007 and 2006, respectively.
     For the three months ended March 31, 2007, selling, general and administrative expenses decreased primarily due to the shutdown of The WB Network on September 17, 2006 and overall lower expenses at HBO.
     Operating Income before Depreciation and Amortization and Operating Income increased primarily due to a decline in costs of revenues and selling, general and administrative expenses, as described above.
     Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three months ended March 31, 2007 and 2006 are as follows (millions):

	Three Months Ended
	3/31/07	3/31/06	% Change
		(recast)
Revenues:
Subscription	$356	$361	(1%)
Advertising	554	538	3%
Content	13	11	18%
Other	125	153	(18%)

Total revenues	1,048	1,063	(1%)
Costs of revenues(a)	(436)	(438)	—
Selling, general and administrative(a)	(493)	(496)	(1%)
Restructuring costs	(35)	(12)	192%

Operating Income before Depreciation and Amortization	84	117	(28%)
Depreciation	(27)	(28)	(4%)
Amortization	(19)	(15)	27%

Operating Income	$38	$74	(49%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Subscription revenues declined slightly primarily as a result of slower newsstand sales, lower subscription revenues for several domestic titles and the closure of Teen People in September 2006, partially offset by the favorable effects of foreign currency exchange rates at IPC.
     Advertising revenues increased due primarily to growth in online Advertising revenues, reflecting contributions from People.com, CNNMoney.com and SI.com, partially offset by a decrease in print Advertising revenues.
     Other revenues decreased due primarily to declines at Synapse, a subscription marketing business, Southern Living At Home and licensing revenues from AOL.
     Costs of revenues remained essentially flat and, as a percentage of revenues, were 42% and 41% for the three months ended March 31, 2007 and 2006, respectively. Costs of revenues for the magazine publishing business include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased 2% to $384 million for the three months ended March 31, 2007, primarily due to editorial-related and print cost savings. These decreases at the magazine publishing business were offset by increased costs associated with investments in digital properties, including incremental editorial costs.
     Selling, general and administrative expenses remained essentially flat primarily due to recent cost savings initiatives and the closure of Teen People, offset by costs associated with the investment in digital properties and the unfavorable effects of foreign currency exchange rates at IPC.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” the results for the three months ended March 31, 2007 and 2006 include $35 million and $12 million, respectively, of restructuring costs, primarily severance associated with continuing efforts to streamline operations and costs related to the shutdown of LIFE magazine in the first quarter of 2007.
     Operating Income before Depreciation and Amortization and Operating Income decreased primarily due to a decline in revenues and an increase in restructuring charges of $23 million.
     As discussed in “Recent Developments,” on March 3, 2007, the Company sold its Parenting Group and most of the Time4 Media magazine titles to a subsidiary of Bonnier for approximately $220 million, which resulted in a pretax gain of approximately $54 million. The operations of the Parenting Group and most of the Time4 Media magazine titles that were sold have been reflected as discontinued operations for all periods presented.
     As discussed in “Recent Developments,” on April 9, 2007, the Company sold its 50% interest in Bookspan, a joint venture that primarily owns and operates book clubs via direct mail and e-commerce, to a subsidiary of Bertelsmann for a purchase price of $145 million, which will result in a pretax gain of approximately $100 million in the second quarter of 2007.
     Corporate. Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the three months ended March 31, 2007 and 2006 are as follows (millions):

	Three Months Ended
	3/31/07	3/31/06	% Change
Amounts related to securities litigation and government investigations	$(163)	$(29)	NM
Selling, general and administrative(a)	(105)	(112)	(6%)
Gain on sale of assets	—	20	NM
Restructuring costs	—	(5)	NM

Operating Loss before Depreciation and Amortization	(268)	(126)	113%
Depreciation	(11)	(13)	(15%)

Operating Loss	$(279)	$(139)	101%

(a)	Selling, general and administrative expenses exclude depreciation.
     As previously discussed, the Company recognized legal reserves as well as legal and other professional fees related to the defense of various shareholder lawsuits, totaling $171 million and $79 million for the three months ended March 31, 2007 and 2006, respectively. In addition, the Company recognized related insurance recoveries of $8 million and $50 million for the three months ended March 31, 2007 and 2006, respectively. Legal fees are expected to continue to be incurred in future periods, primarily related to ongoing proceedings with respect to certain former employees of the Company.
     As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the results for the three months ended March 31, 2006 include approximately $5 million of restructuring costs and a gain of approximately $20 million on the sale of two aircraft.
     Excluding the items discussed above, Operating Loss before Depreciation and Amortization and Operating Loss decreased due primarily to lower professional and financial advisory costs.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to Time Warner should be sufficient to fund its capital and liquidity needs for the foreseeable future, including the quarterly dividend payments and the completion of its common stock repurchase program. Time Warner’s sources of cash include cash provided by operations, expected proceeds from recently announced sales of assets, cash and equivalents on hand and available borrowing capacity under its committed credit facilities and commercial paper programs of $5.270 billion at Time Warner and $3.023 billion at TWC, in each case as of March 31, 2007, and access to the capital markets. Time Warner increased the size of its unsecured commercial paper program from $5.0 billion to $7.0 billion in January 2007. In addition, on April 9, 2007, TWC completed the $5.0 billion Cable Bond Offering (defined below), and used the net proceeds to repay all of the outstanding indebtedness under its three-year term facility and a portion of the outstanding indebtedness under its five-year term facility.
Current Financial Condition
     At March 31, 2007, Time Warner had $35.041 billion of debt, $1.041 billion of cash and equivalents (net debt of $34.000 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable preferred membership units at a subsidiary and $60.048 billion of shareholders’ equity, compared to $34.997 billion of debt, $1.549 billion of cash and equivalents (net debt of $33.448 billion), $300 million of mandatorily redeemable preferred membership units at a subsidiary and $60.389 billion of shareholders’ equity at December 31, 2006.
     The following table shows the significant items contributing to the increase in net debt from December 31, 2006 to March 31, 2007 (millions):

Balance at December 31, 2006	$33,448
Cash provided by operations	(1,399)
Proceeds from exercise of stock options	(242)
Capital expenditures and product development costs from continuing operations	914
Dividends paid to common stockholders	211
Repurchases of common stock	2,089
Proceeds from sale of AOL’s German access business	(850)
Proceeds from sale of the Parenting Group and most of the Time4 Media magazine titles	(220)
All other, net	49

Balance at March 31, 2007(a)	$34,000

(a)	Included in the net debt balance is approximately $210 million that represents the net unamortized fair value adjustment recognized as a result of the merger of AOL and Historic TW.
     As noted in “Recent Developments,” Time Warner’s Board of Directors has authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases is based on a number of factors, including price and business and market conditions. At existing price levels, the Company intends to continue purchases under its stock repurchase program within its stated objective of maintaining a net debt-to-Operating Income before Depreciation and Amortization ratio, as defined, of approximately 3-to-1 and expects it will complete the program by the end of the second quarter of 2007. From the program’s inception through May 1, 2007, the Company repurchased approximately 1.0 billion shares of common stock for approximately $18.4 billion pursuant to trading programs under Rule 10b5-1 of the Exchange, including approximately 208 million shares of common stock for approximately $3.6 billion purchased under prepaid stock repurchase contracts (Note 6).
     As noted in “Recent Developments,” on April 9, 2007, the Company sold its 50% interest in Bookspan, a joint venture that primarily owns and operates book clubs via direct mail and e-commerce, to a subsidiary of Bertelsmann for a purchase price of $145 million, which will result in a pretax gain of approximately $100 million in the second quarter of 2007 (Note 3).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     As noted in “Recent Developments,” on December 14, 2006, Turner announced an agreement with Claxson to purchase seven pay television networks currently operating in Latin America for approximately $235 million (net of cash acquired). The transaction, which is subject to customary closing conditions, is expected to close in the second or third quarter of 2007.
     On December 29, 2006, the Company completed the sale of AOL’s U.K. access business for $712 million in cash, $476 million of which was paid at closing and the remainder of which is payable over the eighteen months following the closing. In the second quarter of 2007, the Company expects to receive approximately $70 million of the amount payable at December 31, 2006. The receivable due from the purchaser of the U.K. access business is non-interest bearing, and was recorded at its discounted present value upon the closing of the sale transaction. In addition, the receivable is denominated in British pounds, and the U.S. dollar amount presented is subject to change based on fluctuations in the exchange rate between the U.S. dollar and the British pound.
     On May 1, 2007, Time Warner’s 6.15% notes due May 1, 2007 (aggregate principal of $1.0 billion) matured and were retired.
Cash Flows
     Cash and equivalents decreased by $508 million and $1.835 billion for the three months ended March 31, 2007 and 2006, respectively. Components of these changes are discussed below in more detail.
Operating Activities
     Details of cash provided by operations are as follows (millions):

	Three Months Ended
	3/31/07	3/31/06
		(recast)
Operating Income before Depreciation and Amortization	$3,618	$2,618
Amounts related to securities litigation and government investigations:
Net expenses	163	29
Cash payments, net of recoveries	(551)	(24)
(Gain) on dispositions of assets	(670)	(22)
Noncash asset impairments	1	—
Net interest payments(a)	(442)	(259)
Net income taxes paid(b)	(98)	(60)
Noncash equity-based compensation	87	108
Net cash flows from discontinued operations(c)	75	119
Merger-related and restructuring payments, net of accruals(d)	(51)	(14)
All other, net, including working capital changes	(733)	(148)

Cash provided by operations	$1,399	$2,347

(a)	Includes interest income received of $19 million and $45 million in 2007 and 2006, respectively.

(b)	Includes income tax refunds received of $32 million and $16 million in 2007 and 2006, respectively.

(c)	Reflects net income from discontinued operations of $16 million and $255 million in 2007 and 2006, respectively, net of noncash gains and expenses and working capital-related adjustments of $59 million in 2007 and $(136) million in 2006.

(d)	Includes payments for restructuring and merger-related costs and payments for certain other merger-related liabilities, net of accruals.
       Cash provided by operations decreased to $1.399 billion in 2007 compared to $2.347 billion in 2006. The decrease in cash provided by operations was related primarily to an increase in payments made in connection with the settlements in the securities litigation and the government investigations and an increase in cash used for working capital, partially offset by an increase in Operating Income before Depreciation and Amortization. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The change in working capital between periods is primarily related to lower cash collections on receivables and higher payments on accounts payables.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Investing Activities
     Details of cash provided (used) by investing activities are as follows (millions):

	Three Months Ended
	3/31/07	3/31/06
		(recast)
Investments in available-for-sale securities	$(86)	$—
Investments and acquisitions, net of cash acquired, principally funding of joint ventures	(12)	(53)
Capital expenditures and product development costs from continuing operations	(914)	(754)
Capital expenditures and product development costs from discontinued operations	—	(27)
Proceeds from the sale of available-for-sale securities	10	4
Proceeds from the sale of AOL’s German access business	850	—
Proceeds from the sale of the Parenting Group and most of the Time4 Media magazine titles	220	—
Proceeds from the sale of Time Warner Book Group	—	532
Proceeds from the sale of a portion of the Company’s interest in Time Warner Telecom	—	239
All other investment and asset sale proceeds	72	36

Cash provided (used) by investing activities	$140	$(23)

     Cash provided by investing activities was $140 million in 2007 compared to cash used by investing activities of $23 million in 2006. The change in cash provided (used) by investing activities is primarily due to an increase in proceeds from the sales of assets, partially offset by an increase in capital expenditures and product development costs, principally at the Company’s Cable segment. Such capital expenditures were principally associated with the Acquired Systems, as well as the continued roll-out of TWC’s advanced digital services and continued growth in high-speed data services in the Legacy Systems.
     As a result of the Adelphia/Comcast Transactions, the Company has made and anticipates continuing to make significant capital expenditures related to the continued integration of the Acquired Systems, including improvements to plant and technical performance and upgrading system capacity, which will allow TWC to offer its advanced services and features in the Acquired Systems. Through December 31, 2006, the Company incurred approximately $200 million of such expenditures, and the Company estimates that it will incur additional expenditures of approximately $225 million to $275 million during 2007 (including $43 million incurred during the three months ended March 31, 2007). TWC expects that these upgrades will be substantially complete by the end of 2007. The Company does not believe that these expenditures will have a material negative impact on its liquidity or capital resources.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Financing Activities
     Details of cash used by financing activities are as follows (millions):

	Three Months Ended
	3/31/07	3/31/06
Borrowings	$2,182	$1
Debt repayments	(2,112)	(226)
Proceeds from exercise of stock options	242	242
Excess tax benefit on stock options	30	32
Principal payments on capital leases	(18)	(23)
Repurchases of common stock	(2,089)	(3,936)
Dividends paid	(211)	(225)
Other financing activities	(71)	(24)

Cash used by financing activities	$(2,047)	$(4,159)

     Cash used by financing activities was $2.047 billion in 2007 compared to cash used by financing activities of $4.159 billion in 2006. The change in cash used by financing activities is primarily due to an increase in net borrowings and a decline in repurchases of common stock made in connection with the Company’s common stock repurchase program.
TWC Debt Securities
     On April 9, 2007, TWC completed the issuance of $5.0 billion in aggregate principal amount of senior unsecured notes and debentures (the “Cable Bond Offering”) consisting of $1.5 billion principal amount of 5.40% Notes due 2012 (the “2012 Notes”), $2.0 billion principal amount of 5.85% Notes due 2017 (the “2017 Notes”) and $1.5 billion principal amount of 6.55% Debentures due 2037 (the “2037 Debentures” and, together with the 2012 Notes and the 2017 Notes, the “Cable Debt Securities”) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Cable Debt Securities are guaranteed by TWE and TW NY Cable Holding Inc. (“TWNYCH” and, together with TWE, the “Guarantors”). TWC used a portion of the net proceeds of the Cable Bond Offering to repay all of the outstanding indebtedness under its $4.0 billion three-year term credit facility, which was terminated on April 13, 2007. The balance of the net proceeds was used to repay a portion of the outstanding indebtedness under TWC’s $4.0 billion five-year term credit facility on April 27, 2007, which reduced the amounts outstanding under that facility to $3.045 billion.
     The Cable Debt Securities were issued pursuant to an Indenture, dated as of April 9, 2007 (the “Base Cable Indenture”), by and among TWC, the Guarantors and The Bank of New York, as trustee, as supplemented by the First Supplemental Indenture, dated as of April 9, 2007 (the “First Supplemental Cable Indenture” and, together with the Cable Base Indenture, the “Cable Indenture”), by and among TWC, the Guarantors and The Bank of New York, as trustee.
     The 2012 Notes will mature on July 2, 2012, the 2017 Notes will mature on May 1, 2017 and the 2037 Debentures will mature on May 1, 2037. Interest on the 2012 Notes will be payable semi-annually in arrears on January 2 and July 2 of each year, beginning on July 2, 2007. Interest on the 2017 Notes and the 2037 Debentures will be payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2007. The Cable Debt Securities are unsecured senior obligations of TWC and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the Cable Debt Securities are unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.
     The Cable Debt Securities may be redeemed in whole or in part at any time at TWC’s option at a redemption price equal to the greater of (i) 100% of the principal amount of the Cable Debt Securities being redeemed and (ii) the sum of the present values of the remaining scheduled payments on the Cable Debt Securities discounted to the redemption date on a semi-annual basis at a government treasury rate plus 20 basis points for the 2012 Notes, 30 basis points for the 2017 Notes and 35 basis points for the 2037 Debentures as further described in the Cable Indenture, plus, in each case, accrued but unpaid interest to the redemption date.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     The Cable Indenture contains customary covenants relating to restrictions on the ability of TWC or any material subsidiary of TWC to create liens and on the ability of TWC and the Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The Cable Indenture also contains customary events of default.
     In connection with the issuance of the Cable Debt Securities, on April 9, 2007, TWC, the Guarantors and the initial purchasers of the Cable Debt Securities entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which TWC agreed, among other things, to use its commercially reasonable efforts to consummate a registered exchange offer for the Cable Debt Securities within 270 days after the issuance date of the Cable Debt Securities or cause a shelf registration statement covering the resale of the Cable Debt Securities to be declared effective within specified periods. TWC will be required to pay additional interest of 0.25% per annum on the Cable Debt Securities if it fails to timely comply with its obligations under the Registration Rights Agreement until such time as it complies.
Commercial Paper Programs
     On January 25, 2007, Time Warner entered into a $7.0 billion unsecured commercial paper program (the “TW Program”) that replaced its previous $5.0 billion unsecured commercial paper program, which was terminated in February 2007 upon repayment of the last amounts issued thereunder. The obligations of Time Warner under the TW Program are guaranteed by TW AOL Holdings Inc. (“TW AOL”) and Historic TW. In addition, the obligations of Historic TW are guaranteed by Turner and Time Warner Companies, Inc. Proceeds from the TW Program may be used for general corporate purposes, including investments, repayment of debt and acquisitions. Commercial paper issued by Time Warner is supported by unused committed capacity under the Company’s $7.0 billion senior unsecured five-year revolving credit facility. As of March 31, 2007, approximately $1.652 billion of commercial paper was outstanding under the TW Program.
     On December 4, 2006, TWC entered into a $6.0 billion unsecured commercial paper program (the “TWC Program”) that replaced its previous $2.0 billion commercial paper program, which was terminated on February 14, 2007 upon repayment of the last remaining notes issued thereunder. The TWC Program is guaranteed by TWNYCH and TWE. Commercial paper issued by TWC under the TWC Program is supported by unused committed capacity under TWC’s $6.0 billion senior unsecured cable revolving credit facility and ranks pari passu with other unsecured senior indebtedness of TWC, TWE and TWNYCH. As of March 31, 2007, approximately $2.8 billion of commercial paper was outstanding under the TWC Program.
Programming Licensing Backlog
     Programming licensing backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $4.0 billion and $4.2 billion at March 31, 2007 and December 31, 2006, respectively. Included in these amounts is licensing of film product from one Time Warner division to another Time Warner division in the amount of $695 million and $702 million at March 31, 2007 and December 31, 2006, respectively.
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
     Various factors could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and cause Time Warner’s actual results to differ materially from those contained in the forward-

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), and in Time Warner’s other filings made from time to time with the SEC after the date of this report. In addition, Time Warner operates in highly competitive, consumer and technology-driven and rapidly changing media, entertainment, interactive services and cable businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors.
     Further, for Time Warner generally, lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments may result in Time Warner’s inability to realize the value of recorded intangibles and goodwill at those segments. In addition, achieving the Company’s financial objectives, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in the 2006 Form 10-K, as well as:
•	economic slowdowns;

•	the impact of terrorist acts and hostilities;

•	changes in the Company’s plans, strategies and intentions;

•	the impacts of significant acquisitions, dispositions and other similar transactions;

•	the failure to meet earnings expectations;

•	decreased liquidity in the capital markets, including any reduction in the ability to access the capital markets for debt securities or bank financings; and

•	the significant amount of debt obligations incurred in connection with the Adelphia/Comcast Transactions.

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
Changes in Internal Control Over Financial Reporting
     On July 31, 2006, the Company’s Cable segment acquired certain cable systems from Adelphia and Comcast and, as a result, is integrating the processes, systems and controls relating to the acquired cable systems into the Cable segment’s existing system of internal control over financial reporting. The Cable segment has continued to integrate into its control structure many of the processes, systems and controls relating to the acquired cable systems in accordance with its integration plans. In addition, various transitional controls designed to supplement existing internal controls have been implemented with respect to the acquired systems. Except for the processes, systems and controls relating to the integration of the acquired cable systems at the Cable segment, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited; millions, except per share amounts)

	March 31,	December 31,
	2007	2006
		(recast)
ASSETS
Current assets
Cash and equivalents	$1,041	$1,549
Restricted cash	18	29
Receivables, less allowances of $1,992 and $2,271	5,612	6,064
Inventories	1,951	1,907
Prepaid expenses and other current assets	974	1,136
Current assets of discontinued operations	84	166

Total current assets	9,680	10,851
Noncurrent inventories and film costs	5,396	5,394
Investments, including available-for-sale securities	2,143	3,426
Property, plant and equipment, net	17,215	16,718
Intangible assets subject to amortization, net	5,120	5,204
Intangible assets not subject to amortization	47,267	46,362
Goodwill	40,713	40,749
Other assets	2,302	2,389
Noncurrent assets of discontinued operations	374	576

Total assets	$130,210	$131,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,056	$1,357
Participations payable	1,980	2,049
Royalties and programming costs payable	1,221	1,215
Deferred revenue	1,482	1,434
Debt due within one year	61	64
Other current liabilities	4,941	6,508
Current liabilities of discontinued operations	156	153

Total current liabilities	10,897	12,780
Long-term debt	34,980	34,933
Mandatorily redeemable preferred membership units issued by a subsidiary	300	300
Deferred income taxes	12,254	13,114
Deferred revenue	433	528
Other liabilities	7,036	5,462
Noncurrent liabilities of discontinued operations	106	124
Minority interests	4,156	4,039
Commitments and contingencies (Note 11)
Shareholders’ equity
Series LMCN-V common stock, $0.01 par value, 18.8 and 18.8 million shares issued and outstanding	—	—
Time Warner common stock, $0.01 par value, 4.854 and 4.836 billion shares issued and 3.787 and 3.864 billion shares outstanding	49	48
Paid-in-capital	172,304	172,083
Treasury stock, at cost (1,067 and 972 million shares)	(21,169)	(19,140)
Accumulated other comprehensive loss, net	(33)	(136)
Accumulated deficit	(91,103)	(92,466)

Total shareholders’ equity	60,048	60,389

Total liabilities and shareholders’ equity	$130,210	$131,669

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31,
(Unaudited; millions, except per share amounts)

	2007	2006
		(recast)
Revenues:
Subscription	$6,239	$5,494
Advertising	1,932	1,749
Content	2,779	2,746
Other	234	249

Total revenues(a)	11,184	10,238
Costs of revenues(a)	(6,496)	(5,677)
Selling, general and administrative(a)	(2,409)	(2,555)
Amortization of intangible assets	(177)	(129)
Amounts related to securities litigation and government investigations	(163)	(29)
Merger-related, restructuring and shutdown costs	(68)	(30)
Asset impairments	(1)	—
Gains on disposal of assets, net	670	22

Operating income	2,540	1,840
Interest expense, net(a)	(551)	(299)
Other income, net	125	311
Minority interest expense, net	(130)	(71)

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,984	1,781
Income tax provision	(797)	(598)

Income before discontinued operations and cumulative effect of accounting change	1,187	1,183
Discontinued operations, net of tax	16	255

Income before cumulative effect of accounting change	1,203	1,438
Cumulative effect of accounting change, net of tax	—	25

Net income	$1,203	$1,463

Basic income per common share before discontinued operations and cumulative effect of accounting change	$0.31	$0.26
Discontinued operations	—	0.06
Cumulative effect of accounting change	—	0.01

Basic net income per common share	$0.31	$0.33

Average basic common shares	3,839.5	4,499.5

Diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.30	$0.26
Discontinued operations	0.01	0.06
Cumulative effect of accounting change	—	—

Diluted net income per common share	$0.31	$0.32

Average diluted common shares	3,892.6	4,542.9

Cash dividends declared per share of common stock	$0.055	$0.05

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$108	$81
Costs of revenues	(43)	(45)
Selling, general and administrative	(1)	8
Interest income, net	—	11
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31,
(Unaudited, millions)

	2007	2006
		(recast)
OPERATIONS
Net income(a)	$1,203	$1,463
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	—	(25)
Depreciation and amortization	1,078	778
Amortization of film costs	774	822
Asset impairments	1	—
Gain on investments and other assets, net	(831)	(309)
Equity in (income) losses of investee companies, net of cash distributions	30	(6)
Equity-based compensation	87	108
Minority interests	130	71
Deferred income taxes	712	432
Amounts related to securities litigation and government investigations	(388)	5
Changes in operating assets and liabilities, net of acquisitions	(1,456)	(856)
Adjustments relating to discontinued operations	59	(136)

Cash provided by operations(b)	1,399	2,347

INVESTING ACTIVITIES
Investments in available-for-sale securities	(86)	—
Investments and acquisitions, net of cash acquired	(12)	(53)
Capital expenditures and product development costs	(914)	(754)
Capital expenditures from discontinued operations	—	(27)
Investment proceeds from available-for-sale securities	10	4
Other investment proceeds	1,142	807

Cash provided (used) by investing activities	140	(23)

FINANCING ACTIVITIES
Borrowings	2,182	1
Debt repayments	(2,112)	(226)
Proceeds from exercise of stock options	242	242
Excess tax benefit on stock options	30	32
Principal payments on capital leases	(18)	(23)
Repurchases of common stock	(2,089)	(3,936)
Dividends paid	(211)	(225)
Other	(71)	(24)

Cash used by financing activities	(2,047)	(4,159)

DECREASE IN CASH AND EQUIVALENTS	(508)	(1,835)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,549	4,220

CASH AND EQUIVALENTS AT END OF PERIOD	$1,041	$2,385

(a)	The three months ended March 31, 2007 and 2006 include net income from discontinued operations of $16 million and $255 million, respectively. After considering noncash gains and expenses and working capital-related adjustments relating to discontinued operations, net operational cash flows from discontinued operations were $75 million and $119 million for the three months ended March 31, 2007 and 2006, respectively.

(b)	The three months ended March 31, 2007 and 2006 include an approximate $2 million and $181 million source of cash, respectively, related to changing the fiscal year end of certain international operations from November 30 to December 31.
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three Months Ended March 31,
(Unaudited, millions)

	2007	2006
BALANCE AT BEGINNING OF PERIOD	$60,389	$65,105
Net income	1,203	1,463
Other comprehensive income	104	47

Comprehensive income	1,307	1,510
Cash dividends ($0.055 and $0.05 per common share)	(211)	(225)
Common stock repurchases	(2,017)	(4,073)
Impact of adopting new accounting pronouncements(a)	386	—
Other(b)	194	146

BALANCE AT END OF PERIOD	$60,048	$62,463

(a)	Relates to the impact of adopting the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) of $445 million, partially offset by the impact of adopting the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”) of $59 million. See Note 1 of the consolidated financial statements.

(b)	The first quarter of 2007 includes $234 million pursuant to stock option and other benefit plans, $43 million related to the allocation of certain equity adjustments to the minority interest and an approximate $5 million net gain related to changing the fiscal year end of certain international operations from November 30 to December 31 (net of the related income tax benefit of approximately $2 million). The first quarter of 2006 includes approximately $164 million pursuant to stock option and other benefit plans and an approximate $17 million net loss related to changing the fiscal year end of certain international operations from November 30 to December 31 (net of the related income tax benefit of approximately $7 million).
See accompanying notes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
     Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include interactive services, cable systems, filmed entertainment, television networks and publishing. Time Warner classifies its business interests into five reportable segments: AOL: consisting principally of interactive services; Cable: consisting principally of interests in cable systems that provide video, high-speed data and voice services; Filmed Entertainment: consisting principally of feature film, television and home video production and distribution; Networks: consisting principally of cable television networks; and Publishing: consisting principally of magazine publishing. Financial information for Time Warner’s various reportable segments is presented in Note 10.
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
     The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the consolidated statement of shareholders’ equity as a component of Accumulated other comprehensive income, net.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.
     Significant estimates inherent in the preparation of the consolidated financial statements include reserves established for securities litigation matters, accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, film ultimate revenues, home video and magazine returns, business combinations, pensions and other postretirement benefits, stock-based compensation, income taxes, contingencies and certain programming arrangements.
Interim Financial Statements
     The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Per Common Share
     Basic income per common share is computed by dividing the net income applicable to common shares after preferred dividend requirements, if any, by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of Time Warner’s common stock and Series LMCN-V common stock. Diluted income per common share adjusts basic income per common share for the effects of convertible securities, stock options, restricted stock, restricted stock units, performance stock units and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.
     Set forth below is a reconciliation of basic and diluted income per common share before discontinued operations and cumulative effect of accounting change:

	Three Months Ended
	3/31/07	3/31/06
		(recast)
	(millions, except per share amounts)
Income before discontinued operations and cumulative effect of accounting change — basic and diluted	$1,187	$1,183

Average number of common shares outstanding — basic	3,839.5	4,499.5
Dilutive effect of equity awards	53.1	43.4

Average number of common shares outstanding — diluted	3,892.6	4,542.9

Income per common share before discontinued operations and cumulative effect of accounting change:
Basic	$0.31	$0.26

Diluted	$0.30	$0.26

     Diluted income per common share for March 31, 2007 and 2006 excludes approximately 289 million and 398 million, respectively, of common shares issuable under the Company’s stock compensation plans because they do not have a dilutive effect.
Changes in Basis of Presentation
     The 2006 financial information has been recast so that the basis of presentation is consistent with that of the 2007 financial information. Specifically, amounts were recast to reflect the retrospective presentation of certain businesses that were sold or that the Company intends to sell as discontinued operations (see Note 3).
Consolidation of Kansas City Pool
     On January 1, 2007, the Company began consolidating the results of the Kansas City, south and west Texas and New Mexico cable systems (the “Kansas City Pool”) upon the distribution of the assets of Texas and Kansas City Cable Partners L.P. (“TKCCP”) to its partners.
Amounts Related to Securities Litigation
     At December 31, 2006, the Company had a reserve of approximately $620 million related to its remaining unresolved securities litigation matters. During the first quarter of 2007, the Company reached agreements to pay approximately $764 million to settle substantially all of the remaining claims. The Company recorded an incremental charge of approximately $152 million during the first quarter of 2007 reflecting these 2007 settlements, including approximately $8 million related to an expected attorneys’ fee award related to a previously settled matter. The Company believes the potential exposure in any securities litigation matters that remain pending at March 31, 2007 to be de minimis.
     The Company recognizes insurance recoveries when it becomes probable that such amounts will be received. The Company recognized insurance recoveries of approximately $8 million and $50 million related to Employee Retirement Income Security Act (“ERISA”) matters for the three months ended March 31, 2007 and 2006, respectively.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation
     The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which requires that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. FAS 123R also requires that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.
     The grant-date fair value of a stock option award is estimated using the Black-Scholes option-pricing model, consistent with the provisions of FAS 123R and the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company determines the volatility assumption for these stock options using implied volatilities from its traded options as well as quotes from third-party investment banks. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of Time Warner employees. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Time Warner common stock at the date of grant.
     Prior to the adoption of FAS 123R on January 1, 2006, the Company recognized stock-based compensation expense for awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For equity awards granted subsequent to the adoption of FAS 123R, the Company treats such awards as a single award and recognizes stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service period. Stock-based compensation expense is recorded in costs of revenues or selling, general and administrative expense depending on the employee’s job function.
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
Recent Accounting Standards
Accounting for Sabbatical Leave and Other Similar Benefits
     On January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”), related to certain sabbatical leave and other employment arrangements that are similar to a sabbatical leave. EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. Adoption of this guidance resulted in an increase to accumulated deficit of approximately $97 million (approximately $59 million, net of tax) on January 1, 2007. The resulting change in the accrual for the three months ended March 31, 2007 was not material.
Accounting for Uncertainty in Income Taxes
     On January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Upon adoption, the Company recognized approximately $445 million of tax benefits for positions that were previously unrecognized, of which approximately $433 million was accounted for as a reduction to the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accumulated deficit balance and approximately $12 million was accounted for as an increase to the paid-in-capital balance as of January 1, 2007. Additionally, the adoption of FIN 48 resulted in the recognition of additional tax reserves for positions where there is uncertainty about the timing or character of such deductibility. These additional reserves were largely offset by increased deferred tax assets.
     After considering the impact of adopting FIN 48, the Company had a $1.6 billion reserve for uncertain income tax positions as of January 1, 2007. Movement in the reserve balance during the three months ended March 31, 2007 was not material. The Company does not presently anticipate such uncertain income tax positions will significantly increase or decrease prior to March 31, 2008; however, actual developments in this area could differ from those currently expected. The majority of such unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the statement of operations as part of the income tax provision.
     The income tax reserve as of January 1, 2007 included an accrual for interest and penalties of approximately $117 million. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the tax reserve. The change in the accrual for interest and penalties for the three months ended March 31, 2007 was not material. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.
     The Company and its subsidiaries file income tax returns in the U.S. and various state and local and foreign jurisdictions. The Internal Revenue Service (IRS) has commenced an examination of the Company’s U.S. income tax returns for the 2002 through 2004 period. The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. federal	2002 through the current period
California	2002 through the current period
New York State	1997 through the current period
New York City	1997 through the current period
Accounting for Deferred Compensation and Postretirement Benefit Aspects of Split-Dollar Life Insurance Arrangements
     The EITF has reached consensuses on EITF Issue No. 06-10, Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”), and EITF Issue No. 06-04, Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”), which require that a company recognize a liability for the postretirement benefits associated with endorsement and collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 and EITF 06-04 will be effective for Time Warner as of January 1, 2008 and will impact the Company in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in periods in which the employee is no longer providing services. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.
2. TIME WARNER CABLE INC.
Transactions with Adelphia and Comcast
     On July 31, 2006, a subsidiary of Time Warner Cable Inc. (together with its subsidiaries, “TWC”), Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (together with its subsidiaries, “Comcast”) completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) (the “Adelphia Acquisition”). Additionally, on July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC, were redeemed (the “Redemptions”). Following the Redemptions and the Adelphia Acquisition, on July 31, 2006, TW NY and Comcast swapped certain cable systems, most of which were acquired from Adelphia, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Adelphia/Comcast Transactions”). The results of the systems acquired in connection with the Adelphia/Comcast Transactions have been included in the consolidated statement of operations since

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the closing of the transactions on July 31, 2006. As a result of the closing of the Adelphia/Comcast Transactions, TWC acquired systems with approximately 4.0 million basic video subscribers and disposed of the systems previously owned by TWC and transferred to Comcast in connection with the Redemptions and the Exchange with approximately 0.8 million basic video subscribers for a net gain of approximately 3.2 million basic video subscribers.
     On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the terms of the reorganization plan, most of the shares of TWC Class A Common Stock that Adelphia received in the Adelphia Acquisition (representing approximately 16% of TWC’s outstanding common stock) are being distributed to Adelphia’s creditors. On March 1, 2007, TWC’s Class A common stock began trading on the New York Stock Exchange under the symbol “TWC.”
Texas/Kansas City Cable Joint Venture
     TKCCP is a 50-50 joint venture between a consolidated subsidiary of TWC (Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”)) and Comcast. On January 1, 2007, TKCCP distributed its assets to its partners. TWC received the Kansas City Pool, which served approximately 788,000 basic video subscribers as of December 31, 2006, and Comcast received the pool of assets consisting of the Houston cable systems (the “Houston Pool”), which served approximately 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. TWC expects that TKCCP will be formally dissolved in the second quarter of 2007. For accounting purposes, the Company has treated the distribution of TKCCP’s assets as a sale of the Company’s 50% equity interest in the Houston Pool and as an acquisition of Comcast’s 50% equity interest in the Kansas City Pool. As a result of the sale of the Company’s 50% equity interest in the Houston Pool, the Company recorded a pretax gain of approximately $146 million in the first quarter of 2007, which is included as a component of other income, net in the consolidated statement of operations.
     The acquisition of Comcast’s 50% equity interest in the Kansas City Pool on January 1, 2007 was treated as a step-acquisition and accounted for as a purchase business combination. The consideration paid to acquire the 50% equity interest in the Kansas City Pool was the fair value of the 50% equity interest in the Houston Pool transferred to Comcast. The estimated fair value of TWC’s 50% interest in the Houston Pool (approximately $880 million) was determined using a discounted cash flow analysis and was reduced by debt assumed by Comcast. Approximately $612 million of the purchase price has been allocated to intangible assets not subject to amortization and $183 million has been allocated to property, plant and equipment with the remainder of $85 million allocated to other assets and liabilities.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplemental Unaudited Pro Forma Information
     The following schedule presents supplemental unaudited pro forma information for the three months ended March 31, 2006 as if the Adelphia/Comcast Transactions and the consolidation of the Kansas City Pool had occurred on January 1, 2006. The unaudited pro forma information is presented based on information available, is intended for informational purposes only and is not necessarily indicative of and does not purport to represent what Time Warner’s future financial condition or operating results will be after giving effect to the Adelphia/Comcast Transactions and the consolidation of the Kansas City Pool, and does not reflect actions that may be undertaken by management in integrating these businesses (e.g., the cost of incremental capital expenditures). In addition, this supplemental information does not reflect financial and operating benefits TWC expects to realize as a result of the Adelphia/Comcast Transactions and the consolidation of the Kansas City Pool (millions, except per share amounts).

Pro Forma
Three
Months Ended
3/31/06
Revenues	$11,289
Costs of revenues(a)	(5,696)
Selling, general and administrative expenses(a)	(2,617)
Other, net	(39)

Operating Income before Depreciation and Amortization	2,937
Depreciation	(838)
Amortization	(190)

Operating Income	1,909
Interest expense, net	(460)
Other income (expense), net	232

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,681
Income tax provision	(562)

Income before discontinued operations and cumulative effect of accounting change	$1,119

Basic net income per common share before discontinued operations and cumulative effect of accounting change	$0.25
Diluted net income per common share before discontinued operations and cumulative effect of accounting change	$0.25

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
3. BUSINESS ACQUISITIONS AND DISPOSITIONS
Bookspan
     On April 9, 2007, the Company sold its 50% interest in Bookspan, a joint venture that primarily owns and operates book clubs via direct mail and e-commerce, to a subsidiary of Bertelsmann AG (“Bertelsmann”) for a purchase price of $145 million, which will result in a pretax gain of approximately $100 million in the second quarter of 2007.
TradeDoubler
     On March 14, 2007, AOL withdrew its cash tender offer to acquire all outstanding shares of TradeDoubler AB (“TradeDoubler”). The completion of the offer was subject to the condition that at least 90% of TradeDoubler’s outstanding shares be tendered in the offer, and this condition was not met.
Parenting and Time4 Media
     On March 3, 2007, the Company sold its Parenting Group and most of the Time4 Media magazine titles, consisting of 18 of Time Inc.’s smaller niche magazines, to a subsidiary of Bonnier AB, a Swedish media company (“Bonnier”), for approximately $220 million, which resulted in a pretax gain of approximately $54 million. The results of operations of the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Parenting Group and Time4 Media magazine titles that were sold have been reflected as discontinued operations for all periods presented.
Sale of AOL’s European Access Businesses
     On February 28, 2007, the Company completed the sale of AOL’s German access business to Telecom Italia S.p.A. for $850 million in cash, resulting in a pretax gain of approximately $670 million. In connection with this sale, the Company entered into a separate agreement to provide ongoing web services, including content, e-mail and other online tools and services to Telecom Italia S.p.A.
     As a result of the historical interdependency of AOL’s European access and audience businesses, the historical cash flows and operations of the access and audience businesses were not clearly distinguishable. Accordingly, AOL’s German access business and its other European access businesses, which were sold in 2006, have not been reflected as discontinued operations in the consolidated financial statements.
Transactions with Liberty
     In February 2007, the Company signed a non-binding letter of intent with Liberty Media Corporation (“Liberty”) regarding the exchange of a significant portion of Liberty’s interest in Time Warner for a subsidiary of Time Warner that contains a mix of non-strategic assets, including the Atlanta Braves franchise (the “Braves”) and Leisure Arts, Inc. (“Leisure Arts”), and cash. Any sale of a major league baseball team requires the prior approval of Major League Baseball (the “League”). Therefore, the Company and Liberty have submitted to the League documents related to the proposed transfer of the Braves and requested the League’s approval of the transfer. There can be no assurance that the League will approve the proposed transfer or that the parties will reach a definitive agreement regarding the proposed transaction. In the first quarter of 2007, the Company recorded an impairment of approximately $13 million on the Company’s investment in Leisure Arts. As a result of the Company’s intent to dispose of the Braves and Leisure Arts, the results of operations of both businesses have been reflected as discontinued operations for all periods presented.
Claxson
     On December 14, 2006, Turner announced an agreement with Claxson Interactive Group, Inc. to purchase seven pay television networks currently operating in Latin America for approximately $235 million (net of cash acquired). The transaction, which is subject to customary closing conditions, is expected to close in the second or third quarter of 2007.
Divestiture of Certain Non-Core AOL Wireless Businesses
     The Company is in discussions with prospective buyers regarding the divestiture of certain non-core AOL wireless businesses. In the first quarter of 2007, the Company recorded an impairment of approximately $18 million on the long-lived assets associated with one of the non-core AOL wireless businesses. As a result of the Company’s intent to dispose of these businesses, the results of operations of these businesses have been reflected as discontinued operations for all periods presented.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summary of Discontinued Operations
     Discontinued operations for the three months ended March 31, 2007 and 2006 include certain magazines sold, including the Parenting Group, most of the Time4 Media magazine titles and The Progressive Farmer magazine, and certain businesses the Company intends to sell, including Leisure Arts, the Braves, and certain non-core AOL wireless businesses. Also included in discontinued operations for the three months ended March 31, 2006 are the operations of the systems transferred to Comcast in connection with the Redemptions and the Exchange, the Turner South network and Time Warner Book Group. The financial data for the discontinued operations for the three months ended March 31, 2007 and 2006 is as follows (millions, except per share amounts):

	Three Months Ended
	3/31/07	3/31/06
Total revenues	$62	$399
Pretax income (loss)	$(3)	$248
Income tax benefit	19	7

Net income	$16	$255

Basic net income per common share	$—	$0.06

Average basic common shares	3,839.5	4,499.5

Diluted net income per common share	$0.01	$0.06

Average basic diluted shares	3,892.6	4,542.9

4. INVENTORIES AND FILM COSTS
     Inventories and film costs consist of (millions):

	March 31,	December 31,
	2007	2006
		(recast)
Programming costs, less amortization	$3,301	$3,287
DVDs, books, paper and other merchandise	355	347
Film costs — Theatrical:
Released, less amortization	563	682
Completed and not released	493	205
In production	1,271	1,392
Development and pre-production	45	50
Film costs — Television:
Released, less amortization	783	704
Completed and not released	177	158
In production	352	473
Development and pre-production	7	3

Total inventories and film costs(a)	7,347	7,301
Less: current portion of inventory(b)	(1,951)	(1,907)

Total noncurrent inventories and film costs	$5,396	$5,394

(a)	Does not include $2.638 billion and $2.691 billion of net film library costs as of March 31, 2007 and December 31, 2006, respectively, which are included in intangible assets subject to amortization on the consolidated balance sheet.

(b)	Current inventory as of March 31, 2007 and December 31, 2006 is comprised primarily of programming inventory at the Networks segment ($1.588 billion and $1.557 billion, respectively), magazines, paper and other merchandise at the Publishing segment ($136 million and $140 million, respectively), and DVDs and videocassettes at the Filmed Entertainment segment ($227 million and $210 million, respectively).
5. LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS
TWC Debt Securities
     On April 9, 2007, TWC completed the issuance of $5.0 billion in aggregate principal amount of senior unsecured notes and debentures (the “Cable Bond Offering”) consisting of $1.5 billion principal amount of 5.40% Notes due 2012 (the “2012 Notes”), $2.0 billion principal amount of 5.85% Notes due 2017 (the “2017 Notes”) and $1.5 billion principal amount of 6.55% Debentures due 2037 (the “2037 Debentures” and, together with the 2012 Notes and the 2017 Notes, the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Cable Debt Securities”) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Cable Debt Securities are guaranteed by TWE and TW NY Cable Holding Inc. (“TWNYCH” and, together with TWE, the “Guarantors”). TWC used a portion of the net proceeds of the Cable Bond Offering to repay all of the outstanding indebtedness under its $4.0 billion three-year term credit facility, which was terminated on April 13, 2007. The balance of the net proceeds was used to repay a portion of the outstanding indebtedness under TWC’s $4.0 billion five-year term credit facility on April 27, 2007, which reduced the amounts outstanding under that facility to $3.045 billion.
     The Cable Debt Securities were issued pursuant to an Indenture, dated as of April 9, 2007 (the “Base Cable Indenture”), by and among TWC, the Guarantors and The Bank of New York, as trustee, as supplemented by the First Supplemental Indenture, dated as of April 9, 2007 (the “First Supplemental Cable Indenture” and, together with the Cable Base Indenture, the “Cable Indenture”), by and among TWC, the Guarantors and The Bank of New York, as trustee.
     The 2012 Notes will mature on July 2, 2012, the 2017 Notes will mature on May 1, 2017 and the 2037 Debentures will mature on May 1, 2037. Interest on the 2012 Notes will be payable semi-annually in arrears on January 2 and July 2 of each year, beginning on July 2, 2007. Interest on the 2017 Notes and the 2037 Debentures will be payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2007. The Cable Debt Securities are unsecured senior obligations of TWC and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the Cable Debt Securities are unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.
     The Cable Debt Securities may be redeemed in whole or in part at any time at TWC’s option at a redemption price equal to the greater of (i) 100% of the principal amount of the Cable Debt Securities being redeemed and (ii) the sum of the present values of the remaining scheduled payments on the Cable Debt Securities discounted to the redemption date on a semi-annual basis at a government treasury rate plus 20 basis points for the 2012 Notes, 30 basis points for the 2017 Notes and 35 basis points for the 2037 Debentures as further described in the Cable Indenture, plus, in each case, accrued but unpaid interest to the redemption date.
     The Cable Indenture contains customary covenants relating to restrictions on the ability of TWC or any material subsidiary of TWC to create liens and on the ability of TWC and the Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The Cable Indenture also contains customary events of default.
     In connection with the issuance of the Cable Debt Securities, on April 9, 2007, TWC, the Guarantors and the initial purchasers of the Cable Debt Securities entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which TWC agreed, among other things, to use its commercially reasonable efforts to consummate a registered exchange offer for the Cable Debt Securities within 270 days after the issuance date of the Cable Debt Securities or cause a shelf registration statement covering the resale of the Cable Debt Securities to be declared effective within specified periods. TWC will be required to pay additional interest of 0.25% per annum on the Cable Debt Securities if it fails to timely comply with its obligations under the Registration Rights Agreement until such time as it complies.
Commercial Paper Programs
     On January 25, 2007, Time Warner entered into a $7.0 billion unsecured commercial paper program (the “TW Program”) that replaced its previous $5.0 billion unsecured commercial paper program, which was terminated in February 2007 upon repayment of the last amounts issued thereunder. The obligations of Time Warner under the TW Program are guaranteed by TW AOL Holdings Inc. (“TW AOL”) and Historic TW. In addition, the obligations of Historic TW are guaranteed by Turner and Time Warner Companies, Inc. Proceeds from the TW Program may be used for general corporate purposes, including investments, repayment of debt and acquisitions. Commercial paper issued by Time Warner is supported by unused committed capacity under the Company’s $7.0 billion senior unsecured five-year revolving credit facility. As of March 31, 2007, approximately $1.652 billion of commercial paper was outstanding under the TW Program.
     On December 4, 2006, TWC entered into a $6.0 billion unsecured commercial paper program (the “TWC Program”) that replaced its previous $2.0 billion commercial paper program, which was terminated on February 14, 2007 upon repayment of the last remaining notes issued thereunder. The TWC Program is guaranteed by TWNYCH and TWE.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Commercial paper issued by TWC under the TWC Program is supported by unused committed capacity under TWC’s $6.0 billion senior unsecured revolving credit facility and ranks pari passu with other unsecured senior indebtedness of TWC, TWE and TWNYCH. As of March 31, 2007, approximately $2.8 billion of commercial paper was outstanding under the TWC Program.
6. SHAREHOLDERS’ EQUITY
Common Stock Repurchase Program
     Time Warner’s Board of Directors has authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases is based on a number of factors, including price and business and market conditions. At existing price levels, the Company intends to continue purchases under its stock repurchase program within its stated objective of maintaining a net debt-to-Operating Income before Depreciation and Amortization ratio, as defined, of approximately 3-to-1 and expects it will complete the program by the end of the second quarter of 2007. From the program’s inception through March 31, 2007 and 2006, the Company repurchased approximately 984 million shares of common stock for approximately $17.9 billion and 359 million shares of common stock for approximately $6.3 billion, respectively, pursuant to trading programs under Rule 10b5-1 of the Exchange Act.
7. STOCK COMPENSATION
     The Company has three active equity plans under which it is authorized to grant options to purchase up to an aggregate of 450 million shares of Time Warner common stock. Options have been granted to employees and non-employee directors of Time Warner with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, the options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain option awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. For the three months ended March 31, 2007, the Company granted approximately 27 million options at a weighted average grant date fair value per option of $5.15 ($3.19 net of taxes). For the three months ended March 31, 2006, the Company granted approximately 52 million options at a weighted average grant date fair value per option of $4.46 ($2.77 net of taxes). The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date.

	Three Months Ended
	3/31/07	3/31/06
Expected volatility	22.0%	22.2%
Expected term to exercise from grant date	5.32 years	5.08 years
Risk-free rate	4.4%	4.6%
Expected dividend yield	1.1%	1.1%
     Time Warner also can grant shares of common stock or restricted stock units (“RSUs”), which generally vest between three to five years from the date of grant, to its employees and its non-employee directors pursuant to these equity plans, including an additional plan limited to non-employee directors. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. For the three months ended March 31, 2007, the Company granted approximately 8.2 million RSUs at a weighted average grant date fair value per RSU of $19.97. For the three months ended March 31, 2006, the Company granted approximately 3.8 million RSUs at a weighted average grant date fair value per RSU of $17.40.
     No awards of the Company’s stock options and RSUs were made in 2007 to employees of TWC. TWC awards will be granted under the Time Warner Cable Inc. 2006 Stock Incentive Plan, under which awards covering the issuance of up to 100,000,000 shares of TWC Class A common stock may be granted to directors, employees, and certain non-employee advisors of TWC. TWC made its first equity awards based on TWC Class A common stock in the second quarter of 2007.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Time Warner also has a performance share program for senior level executives. Under this program, recipients of performance share units (“PSUs”) are awarded a target number of PSUs that represent the contingent (unfunded and unsecured) right to receive shares of Company stock at the end of a three-year performance period based on the actual performance level achieved by the Company. Depending on the Company’s total shareholder return relative to the other companies in the S&P 500 Index, as well as a requirement of continued employment, the recipient of a PSU may receive 0% to 200% of the target PSUs granted based on a sliding scale where a relative ranking of less than the 25th percentile will pay 0% and a ranking at the 100th percentile will pay 200% of the target number of shares. PSU holders do not receive payments or accruals of dividends or dividend equivalents for regular cash dividends paid by the Company while the PSU is outstanding. Participants who are terminated by the Company other than for cause or who terminate their own employment for good reason or due to retirement or disability are generally entitled to a pro rata portion of the PSUs that would otherwise vest at the end of the performance period. For accounting purposes, the PSU is considered to have a market condition. The effect of a market condition is reflected in the grant date fair value of the award and, thus, compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The fair value of a PSU is estimated by using a Monte Carlo analysis to estimate the total return ranking of Time Warner among the S&P 500 Index companies over the performance period. For the three months ended March 31, 2007, the Company granted approximately 1.1 million target PSUs at a weighted average grant date fair value per PSU of $19.48. There were no PSUs granted in 2006.
     Compensation expense recognized for stock-based compensation plans for the three-months ended March 31, 2007 and 2006 is as follows (millions):

	Three Months Ended
	3/31/07	3/31/06
Stock options	$49	$80
Restricted stock, restricted stock units and performance share units	38	28

Total impact on operating income	$87	$108

Tax benefit recognized	$33	$40
8. BENEFIT PLANS
     Time Warner and certain of its subsidiaries have both funded and unfunded noncontributory defined benefit pension plans covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans covering international employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Time Warner uses a December 31 measurement date for the majority of its plans. A summary of the components of the net periodic benefit cost from continuing operations recognized by substantially all of Time Warner’s domestic and international defined benefit pension plans for the three months ended March 31, 2007 and 2006 are as follows (millions):
Components of Net Periodic Benefit Costs (a)

	Domestic		International
	March 31,		March 31,
	2007	2006	2007	2006
Service cost	$40	$41	$6	$6
Interest cost	50	46	11	9
Expected return on plan assets	(65)	(57)	(16)	(13)
Amounts amortized	8	18	1	2

Net periodic benefit costs	$33	$48	$2	$4

Contributions	$4	$3	$5	$4

(a)	The domestic benefit cost for the three months ended March 31, 2007 does not include the benefit cost attributable to the Adelphia and Comcast employees who will be eligible to participate in the plans beginning in August 2007. The estimated total benefit cost for these participants for the five months in 2007 in which they will be participating in the plans is estimated to be approximately $11 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Expected cash flows
     After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. There currently are no minimum required contributions for domestic funded plans and no discretionary or noncash contributions are currently planned. For domestic unfunded plans, contributions will continue to be made to the extent benefits are paid. Expected benefit payments for domestic unfunded plans for 2007 are approximately $20 million.
9. MERGER, RESTRUCTURING AND SHUTDOWN COSTS
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
Merger Costs Capitalized as a Cost of Acquisition
     During 2006, the Company acquired the remaining 50% interest in Courtroom Television Network LLC (“Court TV”) that it did not already own from Liberty. In connection with the 2006 acquisition of the additional Court TV interest, the Company incurred approximately $57 million in capitalizable merger costs (of which $5 million was incurred during the first quarter of 2007, with a corresponding increase in goodwill, as employee terminations and other exit costs were higher than originally estimated). These costs included approximately $36 million related to employee termination costs and approximately $21 million for various exit costs, including lease terminations. Employee termination costs ranged from senior executive to line personnel. Payments of $38 million have been made against this accrual as of March 31, 2007 ($4 million was paid against this liability for the three months ended March 31, 2007 and no payments were made for the three months ended March 31, 2006).
     As of March 31, 2007, there was also a remaining liability of approximately $23 million related to the AOL-Historic TW merger.
     As of March 31, 2007, out of the remaining liability of $42 million for all capitalized merger costs, $6 million was classified as a current liability, with the remaining $36 million classified as a long-term liability in the accompanying consolidated balance sheet. Amounts relating to these liabilities are expected to be paid through 2014.
Merger, Restructuring and Shutdown Costs Expensed as Incurred
     Merger, restructuring and shutdown costs that were expensed as incurred for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	3/31/07	3/31/06
	(millions)
Adelphia/Comcast Transactions merger-related costs	$4	$4
2007 restructuring costs	60	—
2006 and prior restructuring and shutdown costs	4	26

Merger, restructuring and shutdown costs expensed as incurred	$68	$30

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Merger, restructuring and shutdown costs expensed as incurred by segment for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	3/31/07	3/31/06
	(millions)
AOL	$23	$1
Cable	10	10
Filmed Entertainment	—	2
Networks	—	—
Publishing	35	12
Corporate	—	5
Eliminations	—	—

Merger, restructuring and shutdown costs by segment	$68	$30

Adelphia/Comcast Transactions Merger-Related Costs
     Through the end of 2006, the Company incurred non-capitalizable merger-related costs at the Cable segment related to the Adelphia/Comcast Transactions of $46 million. These expenses primarily relate to consulting fees concerning integration planning as well as employee terminations. For the quarter ended March 31, 2007, the Company incurred an additional $4 million in non-capitalizable merger-related costs. Of the $46 million incurred through the end of 2006, $4 million was incurred during the three months ended March 31, 2006 (see Note 2).
2007 Restructuring Costs
     For the three months ended March 31, 2007, the Company incurred restructuring costs of approximately $60 million, primarily related to various employee terminations and other exit activities, including $19 million at the AOL segment, $6 million at the Cable segment and $35 million at the Publishing segment, which includes $8 million of shutdown costs related to the shutdown of LIFE magazine. Employee termination costs occurred across each of the segments and ranged from senior executive to line personnel. For the three months ended March 31, 2007, $11 million was paid against these liabilities. Amounts related to these liabilities are expected to be paid through 2009.
     As of March 31, 2007, out of the remaining liability of $49 million, $36 million was classified as a current liability, with the remaining liability of $13 million classified as a long-term liability in the consolidated balance sheet.
2006 and Prior Restructuring and Shutdown Costs
     During the years ended 2006, 2005 and 2004, the Company incurred restructuring and shutdown costs related to various employee and contractual terminations totaling $521 million. In connection with the 2006 and prior restructuring and shutdown costs, employee termination costs occurred across each of the segments and ranged from senior executives to line personnel. For the three months ended March 31, 2007, the Company incurred additional restructuring costs of $4 million at the AOL segment as a result of changes in estimates of these previously established restructuring accruals. For the three months ended March 31, 2006, the Company incurred restructuring costs of $26 million, including $6 million at the Cable segment, $12 million at the Publishing segment and $5 million at the Corporate segment. In addition, the Company incurred $3 million of additional restructuring charges ($2 million at the Filmed Entertainment segment and $1 million at the AOL segment) as a result of changes in estimates of previously established restructuring accruals.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Selected Information
     Selected information relating to the Adelphia/Comcast Transactions Merger-Related Costs, 2007 Restructuring Costs, 2006 and Prior Restructuring and Shutdown Costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total
Remaining liability as of December 31, 2006	$162	$52	$214
Net accruals	54	14	68
Cash paid	(91)	(24)	(115)

Remaining liability as of March 31, 2007	$125	$42	$167

     As of March 31, 2007, out of the remaining liability of $167 million, $105 million was classified as a current liability, with the remaining $62 million classified as a long-term liability in the consolidated balance sheet. Amounts are expected to be paid through 2013.
10. SEGMENT INFORMATION
     Time Warner classifies its business interests into five reportable segments: AOL, consisting principally of interactive services; Cable, consisting principally of interests in cable systems that provide video, high-speed data and voice services; Filmed Entertainment, consisting principally of feature film, television and home video production and distribution; Networks, consisting principally of cable television networks; and Publishing, consisting principally of magazine publishing.
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
Three Months Ended March 31, 2007

	Subscription	Advertising	Content	Other	Total
			(millions)
Revenues
AOL	$873	$549	$—	$36	$1,458
Cable	3,662	189	—	—	3,851
Filmed Entertainment	7	5	2,663	68	2,743
Networks	1,545	655	200	10	2,410
Publishing	356	554	13	125	1,048
Intersegment elimination	(204)	(20)	(97)	(5)	(326)

Total revenues	$6,239	$1,932	$2,779	$234	$11,184

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Months Ended March 31, 2006

	Subscription	Advertising	Content	Other	Total
			(recast) (millions)
Revenues
AOL	$1,538	$392	$—	$27	$1,957
Cable	2,276	109	—	—	2,385
Filmed Entertainment	—	—	2,709	70	2,779
Networks	1,462	743	194	11	2,410
Publishing	361	538	11	153	1,063
Intersegment elimination	(143)	(33)	(168)	(12)	(356)

Total revenues	$5,494	$1,749	$2,746	$249	$10,238

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

	Three Months Ended
	3/31/07	3/31/06
		(recast)
	(millions)
Intersegment Revenues(a)
AOL	$6	$14
Cable	3	7
Filmed Entertainment(b)	91	154
Networks(c)	219	166
Publishing	7	15

Total intersegment revenues	$326	$356

(a)	Intersegment revenues include intercompany Advertising revenues of $20 million and $33 million for the three months ended March 31, 2007 and 2006, respectively.

(b)	Intersegment revenues at the Filmed Entertainment segment included sales to The WB Network through the date of its shutdown on September 17, 2006.

(c)	Intersegment revenues at the Networks segment include the impact of the systems acquired in the Adelphia/Comcast Transactions (the “Acquired Systems”) and the consolidation of the Kansas City Pool.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	3/31/07	3/31/06
		(recast)
	(millions)
Operating Income before Depreciation and Amortization
AOL(a)	$1,211	$429
Cable	1,307	851
Filmed Entertainment	332	457
Networks	937	882
Publishing	84	117
Corporate(b)	(268)	(126)
Intersegment elimination	15	8

Total Operating Income before Depreciation and Amortization	$3,618	$2,618

(a)	For the three months ended March 31, 2007, includes a pretax gain of approximately $670 million related to the sale of AOL’s German access business and a $1 million noncash asset impairment. For the three months ended March 31, 2006, includes a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of Netscape Security Solutions (“NSS”).

(b)	For the three months ended March 31, 2007, includes $152 million in legal reserves related to securities litigation and $11 million in net expenses related to securities litigation and government investigations. For the three months ended March 31, 2006, includes a $20 million gain on the sale of two aircraft and $50 million in legal reserves related to securities litigation and $21 million in net recoveries related to securities litigation and government investigations.

	Three Months Ended
	3/31/07	3/31/06
		(recast)
	(millions)
Depreciation of Property, Plant and Equipment
AOL	$(105)	$(127)
Cable	(649)	(380)
Filmed Entertainment	(35)	(34)
Networks	(74)	(67)
Publishing	(27)	(28)
Corporate	(11)	(13)

Total depreciation of property, plant and equipment	$(901)	$(649)

	Three Months Ended
	3/31/07	3/31/06
		(recast)
	(millions)
Amortization of Intangible Assets
AOL	$(22)	$(37)
Cable	(79)	(19)
Filmed Entertainment	(54)	(55)
Networks	(3)	(3)
Publishing	(19)	(15)

Total amortization of intangible assets	$(177)	$(129)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	3/31/07	3/31/06
		(recast)
	(millions)
Operating Income
AOL(a)	$1,084	$265
Cable	579	452
Filmed Entertainment	243	368
Networks	860	812
Publishing	38	74
Corporate(b)	(279)	(139)
Intersegment elimination	15	8

Total operating income	$2,540	$1,840

(a)	For the three months ended March 31, 2007, includes a pretax gain of approximately $670 million related to the sale of AOL’s German access business and a $1 million noncash asset impairment. For the three months ended March 31, 2006, includes a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS.

(b)	For the three months ended March 31, 2007, includes $152 million in legal reserves related to securities litigation and $11 million in net expenses related to securities litigation and government investigations. For the three months ended March 31, 2006, includes a $20 million gain on the sale of two aircraft and $50 million in legal reserves related to securities litigation and $21 million in net recoveries related to securities litigation and government investigations.
A summary of total assets by operating segment is set forth below:

	March 31,	December 31,
	2007	2006
	(millions)
Assets
AOL	$5,139	$5,762
Cable	55,625	55,736
Filmed Entertainment	18,117	18,354
Networks	34,917	34,952
Publishing	14,489	14,900
Corporate	1,923	1,965

Total assets	$130,210	$131,669

11. COMMITMENTS AND CONTINGENCIES
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     During the Summer and Fall of 2002, several lawsuits brought by individual shareholders were filed in various federal jurisdictions, and in late 2005 and early 2006, numerous additional shareholders determined to “opt-out” of the settlement reached in the consolidated federal securities class action described above, and many have since filed federal lawsuits. The claims alleged in these actions are substantially identical to the claims alleged in the consolidated federal securities class action described above, and all of these cases have been transferred to the U.S. District Court for the Southern District of New York for coordinated or consolidated pre-trial proceedings. In May 2006, amended complaints were filed in thirty-five of these cases. In June 2006, the Company filed a motion to dismiss and a motion for partial summary judgment in these thirty-five cases, which seek to dismiss some or all of the complaints and/or to preclude recovery of alleged damages incurred prior to July 2002 based on loss causation principles. The Court has scheduled oral argument on these motions for February 28, 2007. In March 2006, the parties reached an agreement to settle the claims brought in the case Stichting Pensioenfonds ABP v. AOL Time Warner, et al. In December 2006, the parties reached an agreement to settle the claims brought in the case DEKA Investment GMBH et al. v. AOL Time Warner Inc. et al. Also in December 2006, the parties reached an agreement to settle the claims brought in the case Norges Bank v. AOL Time Warner Inc. et al. In February 2007, the parties reached an agreement to settle the claims brought in the thirty-five cases referenced above. The aggregate amount for which the Company has settled these lawsuits as well as related lawsuits is described below. The Company intends to defend against the remaining lawsuits vigorously.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
affected the price of the notes. Plaintiff seeks compensatory damages and/or rescission. This lawsuit has been consolidated for coordinated pretrial proceedings under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. The Company intends to defend against this lawsuit vigorously.
     On April 14, 2003, Regents of the University of California et al. v. Parsons et al., was filed in California Superior Court, County of Los Angeles, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Ernst & Young LLP, Citigroup Inc., Salomon Smith Barney Inc. and Morgan Stanley & Co. Plaintiffs allege that the Company made material misrepresentations in its registration statements related to the AOL-Historic TW Merger and stock option plans in violation of Sections 11 and 12 of the Securities Act of 1933. The complaint also alleges common law fraud and breach of fiduciary duties under California state law. Plaintiffs seek disgorgement of alleged insider trading proceeds and restitution for their stock losses. Three related cases have been filed in California Supreme Court and have been coordinated in the County of Los Angeles. On January 26, 2004, certain individuals filed motions to dismiss for lack of personal jurisdiction. On September 10, 2004, the Company filed a motion to dismiss plaintiffs’ complaints and certain individual defendants (who had not previously moved to dismiss plaintiffs’ complaints for lack of personal jurisdiction) filed a motion to dismiss plaintiffs’ complaints. On April 22, 2005, the court granted certain motions to dismiss for lack of personal jurisdiction and denied certain motions to dismiss for lack of personal jurisdiction. The court issued a series of rulings on threshold issues presented by the motions to dismiss on May 12, July 22 and August 2, 2005. These rulings granted in part and denied in part the relief sought by defendants, subject to plaintiffs’ right to make a prima facie evidentiary showing to support certain dismissed claims. In January 2006, the Los Angeles County Employees Retirement Agency, which had filed one of the three related cases described above, voluntarily dismissed its lawsuit; an order of dismissal was entered on January 17, 2006. Also in January 2006, two additional individual actions were filed in California Superior Court against the Company and, in one instance, Ernst & Young LLP and certain former officers, directors and executives of the Company. Both of these additional individual actions assert claims substantially identical to those asserted in the four actions already coordinated in California Superior Court, and have been consolidated with the other coordinated proceedings. In December 2006, the Company reached an agreement to settle the claims brought by the California State Teachers’ Retirement System and the Franklin Funds. In February 2007, the Company reached an agreement to settle the claims brought by the plaintiffs in the remaining related cases, including the Regents of the University of California and the California Public Employees’ Retirement System. The aggregate amount for which the Company has settled these as well as related lawsuits is described below.
     On July 18, 2003, Ohio Public Employees Retirement System et al. v. Parsons et al. was filed in Ohio, Court of Common Pleas, Franklin County, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co. and Ernst & Young LLP. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege violations of Ohio law, breach of fiduciary duty and common law fraud. Plaintiffs seek disgorgement of alleged insider trading proceeds, restitution and unspecified compensatory damages. On October 29, 2003, the Company moved to stay the proceedings or, in the alternative, dismiss the complaint. Also on October 29, 2003, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 8, 2004, the court granted in part the Company’s motion to dismiss plaintiffs’ complaint; specifically, the court dismissed plaintiffs’ common law claims but otherwise allowed plaintiffs’ remaining statutory claims against the Company and certain other defendants to proceed. The Company answered the complaint on February 22, 2005. On November 17, 2005, the court granted the jurisdictional motions of twenty-five of the individual defendants, and dismissed them from the case. In February 2007, the parties reached an agreement to settle this lawsuit. The aggregate amount for which the Company has settled this as well as related lawsuits is described below.
     On July 18, 2003, West Virginia Investment Management Board v. Parsons et al. was filed in West Virginia, Circuit Court, Kanawha County, naming as defendants the Company, certain current and former officers, directors and employees of the Company, Citigroup Inc., Salomon Smith Barney Inc., Morgan Stanley & Co., and Ernst & Young LLP. Plaintiff alleges the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiff also alleges violations of West Virginia law, breach of fiduciary duty and common law fraud. Plaintiff seeks disgorgement of alleged insider trading proceeds, restitution and unspecified compensatory damages. On May 27, 2004, the Company filed a motion to dismiss the complaint. Also on May 27, 2004, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. In February 2007, the parties reached an

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreement to settle this lawsuit. The aggregate amount for which Time Warner has settled this as well as related lawsuits is described below.
     On January 28, 2004, McClure et al. v. AOL Time Warner Inc. et al. was filed in the District Court of Cass County, Texas (purportedly on behalf of several purchasers of Company stock) naming as defendants the Company and certain current and former officers, directors and employees of the Company. Plaintiffs allege that the Company made material misrepresentations in its registration statements in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also allege breach of fiduciary duty and common law fraud. Plaintiffs seek unspecified compensatory damages. On May 8, 2004, the Company filed a general denial and a motion to dismiss for improper venue. Also on May 8, 2004, all named individual defendants moved to dismiss the complaint for lack of personal jurisdiction. In February 2007, the parties reached an agreement to settle this lawsuit. The aggregate amount for which the Company has settled this as well as related lawsuits is described below.
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
     During the fourth quarter of 2006, the Company established an additional reserve of $600 million related to its remaining securities litigation matters described above, bringing the reserve for unresolved claims to approximately $620 million at December 31, 2006. The prior reserve aggregating $3.0 billion established in the second quarter of 2005 had been substantially utilized as a result of the settlements resolving many of the other shareholder lawsuits that had been pending against the Company, including settlements entered into during the fourth quarter of 2006. During the first quarter of 2007,

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company reached agreements to pay approximately $764 million to settle substantially all of these remaining claims. The Company recorded an incremental charge of approximately $152 million during the first quarter of 2007 reflecting these 2007 settlements, including approximately $8 million related to an expected attorneys’ fee award related to a previously settled matter. The Company believes the potential exposure in any securities litigation matters that remain pending at March 31, 2007 to be de minimis.
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
     On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics and failure to accord credit to Siegel. The Company answered the complaint and filed counterclaims on November 11, 2004, to which plaintiffs replied on January 7, 2005. On April 30, 2007, the Company filed motions for partial summary judgment on various issues, including the unavailability of accounting for pre-termination and foreign works. The Company intends to defend against this lawsuit vigorously, but is unable to predict its outcome.
     On October 22, 2004, the same Siegel heirs filed a second lawsuit against the Company, DC Comics, Warner Bros. Entertainment Inc., Warner Communications Inc. and Warner Bros. Television Production Inc. in the U.S. District Court for the Central District of California. Plaintiffs claim that Jerome Siegel was the sole creator of the character Superboy and, as such, DC Comics has had no right to create new Superboy works since the alleged October 17, 2004 termination by plaintiffs of Siegel’s grants of rights to the Superboy character to DC Comics’ predecessor-in-interest. This lawsuit seeks a declaration regarding the validity of the alleged termination and an injunction against future use of the Superboy character. Plaintiffs have also asserted Lanham Act and unfair competition claims alleging false statements by DC Comics regarding the creation of the Superboy character. The Company answered the complaint and filed counterclaims on December 21, 2004, to which plaintiffs replied on January 7, 2005. The case was consolidated for discovery purposes with the “Superman” action described immediately above. The parties filed cross-motions for summary judgment or partial summary judgment on February 15, 2006. In its ruling dated March 23, 2006, the court denied the Company’s motion for summary judgment, granted plaintiffs’ motion for partial summary judgment on termination and held that further proceedings are necessary to determine whether the Company’s Smallville television series may infringe on plaintiffs’ rights to the Superboy character. On January 12, 2007, the Company filed a motion for reconsideration of the court’s decision granting plaintiffs’ motion for partial summary judgment on termination. On April 30, 2007, the Company filed a motion for summary judgment on non-infringement of Smallville. Both motions are pending. The Company intends to defend against this lawsuit vigorously, but is unable to predict its outcome.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and AOL, among other defendants, infringe a number of patents purportedly relating to customer call center operations, voicemail and/or video-on-demand services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. The Company intends to defend against the claim vigorously, but is unable to predict the outcome of the suit or reasonably estimate a range of possible loss.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.
     On October 20, 2005, a group of syndicate participants, including BNZ Investments Limited, filed three related actions in the High Court of New Zealand, Auckland Registry, against New Line Cinema Corporation, a wholly owned subsidiary of the Company, and its subsidiary, New Line Productions Inc. (collectively, “New Line”). The complaints allege breach of contract, breach of duties of good faith and fair dealing, and other common law and statutory claims under California and New Zealand law. Plaintiffs contend, among other things, they have not received proceeds from certain financing transactions they entered into with New Line relating to three motion pictures: The Lord of the Rings: The Fellowship of the Ring; The Lord of the Rings: The Two Towers; and The Lord of the Rings: The Return of the King. The parties to these actions have agreed that all claims will be heard before a single arbitrator, who has been selected, before the International Court for Arbitration, and the proceedings before the High Court of New Zealand have been dismissed without prejudice. The arbitration is scheduled to begin in September 2008. The Company intends to defend against these proceedings vigorously, but is unable to predict the outcome of the proceedings.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     Additional financial information with respect to cash (payments) and receipts is as follows (millions):

	Three Months Ended
	3/31/07	3/31/06
		(recast)
Cash payments made for interest	$(461)	$(304)
Interest income received	19	45

Cash interest payments, net	$(442)	$(259)

Cash payments made for income taxes	$(130)	$(76)
Income tax refunds received	32	16

Cash tax payments, net	$(98)	$(60)

     The consolidated statement of cash flows does not reflect approximately $48 million of common stock repurchases included in Other current liabilities, because this amount was not paid as of March 31, 2007. Additionally, the consolidated statement of cash flows reflects approximately $120 million of common stock repurchases that were included in Other current liabilities at December 31, 2006 but for which payment was not made until the first quarter of 2007.
Interest Expense, Net
     Interest expense, net, consists of (millions):

	Three Months Ended
	3/31/07	3/31/06
Interest income	$46	$93
Interest expense	(597)	(392)

Total interest expense, net	$(551)	$(299)

Other Income, Net
     Other income, net, consists of (millions):

	Three Months Ended
	3/31/07	3/31/06
		(recast)
Investment gains, net	$163	$295
Income (loss) on equity method investees	(12)	16
Losses on accounts receivable securitization programs	(13)	(13)
Other	(13)	13

Total other income, net	$125	$311

Other Current Liabilities
     Other current liabilities consist of (millions):

	March 31,	December 31,
	2007	2006
		(recast)
Accrued expenses	$3,947	$4,952
Accrued compensation	836	1,351
Accrued income taxes	158	205

Total other current liabilities, net	$4,941	$6,508

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
(Unaudited)
     TW AOL Holdings Inc. (“TW AOL Holdings”), Historic TW Inc. (“Historic TW”), Time Warner Companies, Inc. (“TW Companies”) and Turner Broadcasting System, Inc. (“TBS” and, together with TW AOL Holdings, Historic TW and TW Companies, the “Guarantor Subsidiaries”) are wholly owned subsidiaries of Time Warner Inc. (“Time Warner”). The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed, on an unsecured basis, the debt issued by Time Warner in its November 2006 public offering.
     The Securities and Exchange Commission’s rules require that condensed consolidating financial information be provided for a certain period of time for wholly owned subsidiaries that have guaranteed debt of a registrant issued in a public offering, where each such guarantee is full and unconditional. Set forth below are condensed consolidating financial statements of Time Warner presenting the results of operations, financial position and cash flows of (i) Time Warner, (ii) the Guarantor Subsidiaries on a combined basis because such guarantees are joint and several, (iii) the direct and indirect non-guarantor subsidiaries of Time Warner on a combined basis and (iv) the eliminations necessary to arrive at the information for Time Warner on a consolidated basis. Investments in the consolidated subsidiaries of Time Warner and the Guarantor Subsidiaries are, in each case, reflected under the equity method of accounting. There are no restrictions on Time Warner’s ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances. These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of Time Warner. Beginning in 2007, Time Warner changed its method of allocating Corporate overhead expenses for purposes of preparing these condensed consolidating financial statements. Specifically, Time Warner no longer allocates these expenses to the Guarantor and Non-Guarantor Subsidiaries, but they instead are reflected as expenses of Time Warner as the Issuer.
Consolidating Statement of Operations
For The Three Months Ended March 31, 2007

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$292	$10,916	$(24)	$11,184

Costs of revenues	—	(102)	(6,418)	24	(6,496)
Selling, general and administrative	(116)	(53)	(2,240)	—	(2,409)
Amortization of intangible assets	—	—	(177)	—	(177)
Amounts related to securities litigation and government investigations	(163)	—	—	—	(163)
Merger-related, restructuring and shut-down costs	—	—	(68)	—	(68)
Asset impairments	—	—	(1)	—	(1)
Gains on disposal of assets, net	—	—	670	—	670

Operating income (loss)	(279)	137	2,682	—	2,540
Equity in pretax income of consolidated subsidiaries	2,483	2,668	—	(5,151)	—
Interest income (expense), net	(234)	(349)	32	—	(551)
Other income (expense), net	14	(1)	134	(22)	125
Minority interest expense, net	—	—	(75)	(55)	(130)

Income before income taxes and discontinued operations	1,984	2,455	2,773	(5,228)	1,984
Income tax provision	(797)	(954)	(1,080)	2,034	(797)

Income before discontinued operations	1,187	1,501	1,693	(3,194)	1,187
Discontinued operations, net of tax	16	17	15	(32)	16

Net income	$1,203	$1,518	$1,708	$(3,226)	$1,203

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Operations
For The Three Months Ended March 31, 2006

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$282	$9,978	$(22)	$10,238

Costs of revenues	—	(99)	(5,599)	21	(5,677)
Selling, general and administrative	(31)	(72)	(2,453)	1	(2,555)
Amortization of intangible assets	—	—	(129)	—	(129)
Amounts related to securities litigation and government investigations	(29)	—	—	—	(29)
Merger-related, restructuring and shut-down costs	(5)	—	(25)	—	(30)
Gains on disposal of assets, net	20	—	2	—	22

Operating income (loss)	(45)	111	1,774	—	1,840
Equity in pretax income of consolidated subsidiaries	1,952	2,115	—	(4,067)	—
Interest income (expense), net	(124)	(277)	102	—	(299)
Other income (expense), net	(2)	2	333	(22)	311
Minority interest expense, net	—	—	(71)	—	(71)

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,781	1,951	2,138	(4,089)	1,781
Income tax provision	(598)	(660)	(735)	1,395	(598)

Income before discontinued operations and cumulative effect of accounting change	1,183	1,291	1,403	(2,694)	1,183
Discontinued operations, net of tax	255	256	256	(512)	255

Income before cumulative effect of accounting change	1,438	1,547	1,659	(3,206)	1,438

Cumulative effect of accounting change, net of tax	25	—	—	—	25

Net income	$1,463	$1,547	$1,659	$(3,206)	$1,463

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Balance Sheet
March 31, 2007

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$413	$44	$584	$—	$1,041
Restricted cash	—	—	18	—	18
Receivables, net	18	1	5,593	—	5,612
Inventories	—	—	1,951	—	1,951
Prepaid expenses and other current assets	279	49	646	—	974
Current assets of discontinued operations	—	—	84	—	84

Total current assets	710	94	8,876	—	9,680
Noncurrent inventories and film costs	—	—	5,396	—	5,396
Investments in amounts due to and from consolidated subsidiaries	86,499	81,390	—	(167,889)	—
Investments, including available-for-sale securities	57	660	1,882	(456)	2,143
Property, plant and equipment, net	447	241	16,527	—	17,215
Intangible assets subject to amortization, net	—	—	5,120	—	5,120
Intangible assets not subject to amortization	—	641	46,626	—	47,267
Goodwill	—	2,617	38,096	—	40,713
Other assets	121	240	1,941	—	2,302
Noncurrent assets of discontinued operations	—	—	374	—	374

Total assets	$87,834	$85,883	$124,838	$(168,345)	$130,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4	$9	$1,043	$—	$1,056
Participations payable	—	—	1,980	—	1,980
Royalties and programming costs payable	—	2	1,219	—	1,221
Deferred revenue	—	—	1,482	—	1,482
Debt due within one year	—	4	57	—	61
Other current liabilities	1,022	264	3,696	(41)	4,941
Current liabilities of discontinued operations	—	1	155	—	156

Total current liabilities	1,026	280	9,632	(41)	10,897
Long-term debt	14,613	5,989	14,378	—	34,980
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Debt due (from) to affiliates	(1,815)	735	1,080	—	—
Deferred income taxes	12,254	13,387	13,759	(27,146)	12,254
Deferred revenue	—	—	433	—	433
Other liabilities	1,625	2,360	6,005	(2,954)	7,036
Noncurrent liabilities of discontinued operations	83	—	23	—	106
Minority interests	—	—	3,813	343	4,156
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	(10,215)	(25,807)	36,022	—
Other shareholders’ equity	60,048	73,347	101,222	(174,569)	60,048

Total shareholders’ equity	60,048	63,132	75,415	(138,547)	60,048

Total liabilities and shareholders’ equity	$87,834	$85,883	$124,838	$(168,345)	$130,210

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Balance Sheet
December 31, 2006

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$207	$77	$1,265	$—	$1,549
Restricted cash	—	—	29	—	29
Receivables, net	30	2	6,032	—	6,064
Inventories	—	—	1,907	—	1,907
Prepaid expenses and other current assets	273	39	824	—	1,136
Current assets of discontinued operations	—	—	166	—	166

Total current assets	510	118	10,223	—	10,851
Noncurrent inventories and film costs	—	—	5,394	—	5,394
Investments in amounts due to and from consolidated subsidiaries	86,833	80,079	—	(166,912)	—
Investments, including available-for-sale securities	33	607	3,203	(417)	3,426
Property, plant and equipment, net	476	242	16,000	—	16,718
Intangible assets subject to amortization, net	—	—	5,204	—	5,204
Intangible assets not subject to amortization	—	626	45,736	—	46,362
Goodwill	—	2,546	38,203	—	40,749
Other assets	121	250	2,018	—	2,389
Noncurrent assets of discontinued operations	—	—	576	—	576

Total assets	$87,973	$84,468	$126,557	$(167,329)	$131,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4	$13	$1,340	$—	$1,357
Participations payable	—	—	2,049	—	2,049
Royalties and programming costs payable	—	5	1,210	—	1,215
Deferred revenue	—	—	1,434	—	1,434
Debt due within one year	—	4	60	—	64
Other current liabilities	1,457	262	4,808	(19)	6,508
Current liabilities of discontinued operations	—	1	152	—	153

Total current liabilities	1,461	285	11,053	(19)	12,780
Long-term debt	14,273	5,993	14,667	—	34,933
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Debt due (from) to affiliates	(1,798)	735	1,063	—	—
Deferred income taxes	13,112	14,308	14,686	(28,992)	13,114
Deferred revenue	—	—	528	—	528
Other liabilities	454	1,179	4,873	(1,044)	5,462
Noncurrent liabilities of discontinued operations	82	—	42	—	124
Minority interests	—	—	3,800	239	4,039
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	(9,310)	(23,278)	32,588	—
Other shareholders’ equity	60,389	71,278	98,823	(170,101)	60,389

Total shareholders’ equity	60,389	61,968	75,545	(137,513)	60,389

Total liabilities and shareholders’ equity	$87,973	$84,468	$126,557	$(167,329)	$131,669

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2007

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
OPERATIONS
Net income	$1,203	$1,518	$1,708	$(3,226)	$1,203
Adjustments for noncash and nonoperating items:
Depreciation and amortization	11	18	1,049	—	1,078
Amortization of film costs	—	—	774	—	774
Asset impairments	—	—	1	—	1
Gain on investments and other assets, net	(8)	—	(823)	—	(831)
Deficiency of distributions over equity in pretax income of consolidated subsidiaries	(2,483)	(2,668)	—	5,151	—
Equity in losses of investee companies, net of cash distributions	—	1	29	—	30
Equity-based compensation	19	6	62	—	87
Minority interests	—	—	75	55	130
Amounts related to securities litigation and government investigations	(388)	—	—	—	(388)
Changes in operating assets and liabilities, net of acquisitions	4,848	2,103	(979)	(6,716)	(744)
Adjustments relating to discontinued operations	—	—	59	—	59

Cash provided by operations	3,202	978	1,955	(4,736)	1,399
INVESTING ACTIVITIES
Investments in available-for-sale securities	—	—	(86)	—	(86)
Investments and acquisitions, net of cash acquired	(4)	(13)	5	—	(12)
Capital expenditures and product development costs	18	(39)	(893)	—	(914)
Investment proceeds from available-for-sale securities	10	—	—	—	10
Other investment proceeds	—	2	1,140	—	1,142
Advances to parent and consolidated subsidiaries	(1,350)	(55)	—	1,405	—

Cash provided (used) by investing activities	(1,326)	(105)	166	1,405	140
FINANCING ACTIVITIES
Borrowings	1,384	—	798	—	2,182
Debt repayments	(1,032)	—	(1,080)	—	(2,112)
Proceeds from exercise of stock options	242	—	—	—	242
Excess tax benefit on stock options	30	—	—	—	30
Principal payments on capital leases	—	—	(18)	—	(18)
Repurchases of common stock	(2,089)	—	—	—	(2,089)
Dividends paid	(211)	—	—	—	(211)
Other	(11)	—	(60)	—	(71)
Change in due to/from parent and investment in segment	17	(906)	(2,442)	3,331	—

Cash used by financing activities	(1,670)	(906)	(2,802)	3,331	(2,047)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	206	(33)	(681)	—	(508)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	207	77	1,265	—	1,549

CASH AND EQUIVALENTS AT END OF PERIOD	$413	$44	$584	$—	$1,041

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2006

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
OPERATIONS
Net income	$1,463	$1,547	$1,659	$(3,206)	$1,463
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(25)	—	—	—	(25)
Depreciation and amortization	13	13	752	—	778
Amortization of film costs	—	—	822	—	822
Asset impairments	—	—	—	—	—
Gain on investments and other assets, net	(7)	(1)	(301)	—	(309)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(1,952)	(2,115)	—	4,067	—
Equity in (income) losses of investee companies, net of cash distributions	—	—	(6)	—	(6)
Equity-based compensation	21	8	79	—	108
Minority interests	—	—	71	—	71
Amounts related to securities litigation and government investigations	5	—	—	—	5
Changes in operating assets and liabilities, net of acquisitions	2,382	3,718	(738)	(5,786)	(424)
Adjustments relating to discontinued operations	—	—	(136)	—	(136)

Cash provided by operations	1,900	3,170	2,202	(4,925)	2,347
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	(4)	(49)	—	(53)
Advances to parents and consolidated subsidiaries	—	(173)	(99)	272	—
Capital expenditures and product development costs	(8)	(20)	(726)	—	(754)
Capital expenditures from discontinued operations	—	—	(27)	—	(27)
Investment proceeds from available-for-sale securities	—	3	1	—	4
Other investment proceeds	—	—	807	—	807

Cash used by investing activities	(8)	(194)	(93)	272	(23)
FINANCING ACTIVITIES
Borrowings	—	—	1	—	1
Debt repayments	—	—	(226)	—	(226)
Proceeds from exercise of stock options	242	—	—	—	242
Excess tax benefit on stock options	32	—	—	—	32
Principal payments on capital leases	—	(1)	(22)	—	(23)
Repurchases of common stock	(3,936)	—	—	—	(3,936)
Dividends paid	(225)	—	—	—	(225)
Other	—	—	(24)	—	(24)
Change in due to/due from parent	18	(3,013)	(1,658)	4,653	—

Cash used by financing activities	(3,869)	(3,014)	(1,929)	4,653	(4,159)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,977)	(38)	180	—	(1,835)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,798	95	327	—	4,220

CASH AND EQUIVALENTS AT END OF PERIOD	$1,821	$57	$507	$—	$2,385

Part II. Other Information
Item 1. Legal Proceedings
Securities Matters
Other Related Securities Litigation Matters
     Reference is made to the shareholder derivative, ERISA and individual securities matters described on pages 52-56 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). During the first quarter of 2007, the Company reached agreements to pay approximately $764 million to settle substantially all of these remaining claims. The Company recorded an incremental charge of approximately $152 million during the first quarter of 2007 reflecting these 2007 settlements, including approximately $8 million related to an expected attorneys’ fee award related to a previously settled matter. The Company believes the potential exposure in any securities litigation matters that remain pending at March 31, 2007 to be de minimis.
     Reference is made to the lawsuits described on page 53 of the 2006 Form 10-K filed by shareholders who determined to “opt-out” of the settlement reached in the consolidated federal securities class action. With respect to the thirty-five cases in which amended complaints were filed in May 2006, the parties reached an agreement in February 2007 to settle the claims brought in these cases. The aggregate amount for which the Company has settled these as well as related lawsuits is described above.
     Reference is made to the lawsuit filed by the Ohio Public Employees Retirement System et al. described on page 54 of the 2006 Form 10-K. In February 2007, the parties reached an agreement to settle this lawsuit. The aggregate amount for which the Company has settled this as well as related lawsuits is described above.
     Reference is made to the lawsuit filed by the West Virginia Investment Management Board described on page 55 of the 2006 Form 10-K. In February 2007, the parties reached an agreement to settle this lawsuit. The aggregate amount for which the Company has settled this as well as related lawsuits is described above.
Other Matters
     Reference is made to the lawsuit filed by certain heirs of Jerome Siegel relating to the Superman character described on page 57 of the 2006 Form 10-K. On April 30, 2007, the Company filed motions for partial summary judgment on various issues, including the unavailability of accounting for pre-termination and foreign works.
     Reference is made to the lawsuit filed by certain heirs of Jerome Siegel relating to the Superboy character described on page 57 of the 2006 Form 10-K. On April 30, 2007, the Company filed a motion for summary judgment on non-infringement of the Company’s Smallville television series.
     Reference is made to the lawsuit filed by Ronald A. Katz Technology Licensing, L.P. (“Katz”) described on page 59 of the 2006 Form 10-K. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California.
     Reference is made to the three related actions filed by a group of syndicate participants, including BNZ Investments Limited, described on page 59 of the 2006 Form 10-K. The arbitration of the claims brought in these actions is scheduled to begin in September 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
     The following table provides information about purchases by the Company during the quarter ended March 31, 2007 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(1)	Paid Per Share(2)	Programs(3)	Plans or Programs
January 1, 2007 - January 31, 2007	24,275,900	$22.29	24,275,900	$3,551,218,900
February 1, 2007 - February 28, 2007	50,713,636	$21.43	50,207,008	$2,475,401,484
March 1, 2007 - March 31, 2007	20,109,552	$19.86	20,098,600	$2,076,321,724

Total	95,099,088	$21.32	94,581,508

(1)	The total number of shares purchased includes (a) shares of Common Stock purchased by the Company under the publicly announced stock repurchase program described in footnote (3) below, and (b) shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date. The number of shares of Common Stock purchased by the Company in connection with the vesting of such awards totaled 0 shares, 506,628 shares and 10,952 shares, respectively, for the months of January, February and March.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

(3)	On August 3, 2005, the Company announced that its Board of Directors had authorized a Common Stock repurchase program that allows the Company to repurchase, from time to time, up to $5 billion of Common Stock over a two-year period. On November 2, 2005, the Company announced the increase of the amount that may be repurchased under the Company’s publicly announced stock repurchase program to an aggregate of up to $12.5 billion of Common Stock. In addition, on February 17, 2006, the Company announced a further increase of the amount of its stock repurchase program and the extension of the program’s ending date. Under the extended program, the Company has authority to repurchase up to an aggregate of $20 billion of Common Stock during the period from July 29, 2005 through December 31, 2007. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors including price and business and market conditions. In the past, the Company has repurchased shares of Common Stock pursuant to trading programs under Rule 10b5-1 promulgated under the Exchange Act, and it may repurchase shares of Common Stock under such trading programs in the future.
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

TIME WARNER INC.
(Registrant)

Date: May 2, 2007	/s/ Wayne H. Pace
Wayne H. Pace
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

4.1	Indenture, dated as of April 9, 2007, among Time Warner Cable Inc. (“TWC”), TW NY Cable Holding Inc. (“TWNYCH”), Time Warner Entertainment Company, L.P. (“TWE”) and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to TWC’s Current Report on Form 8-K dated April 4, 2007 (the “TWC April 2007 Form 8-K”)).

4.2	First Supplemental Indenture, dated as of April 9, 2007, among TWC, TWNYCH, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the TWC April 2007 Form 8-K).

4.3	Registration Rights Agreement, dated as of April 9, 2007, among TWC, TWNYCH, TWE and ABN AMRO Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC on behalf of themselves and the other initial purchasers named therein (incorporated herein by reference to Exhibit 4.3 to the TWC April 2007 Form 8-K).

10.1	Purchase Agreement, dated April 4, 2007, among TWC, TWNYCH, TWE and ABN AMRO Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC on behalf of themselves and the other initial purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the TWC April 2007 Form 8-K).

10.2	Letter Agreement, dated April 18, 2007, by and among Comcast Cable Communications Holdings, Inc., MOC Holdco I, LLC, TWE Holdings I Trust, Comcast of Louisiana/Mississippi/Texas, LLC, TWC, TWE, Comcast Corporation (“Comcast”), the Company and Time Warner NY Cable LLC, relating to certain TWE administrative matters in connection with the redemption of Comcast’s interest in TWE.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. †

†	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.