Form 10-Q
period 2007-06-30
TIME WARNER INC
filed 2007-08-01
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2007 or

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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑

Shares Outstanding
Description of Class	as of July 27, 2007
Common Stock – $.01 par value	3,729,302,758

TIME WARNER INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
INTRODUCTION
     Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Time Warner Inc.’s (“Time Warner” or the “Company”) financial condition, cash flows and results of operations. MD&A is organized as follows:
•
Overview. This section provides a general description of Time Warner’s business segments, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•
Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2007. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2007 and cash flows for the six months ended June 30, 2007.

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

     As discussed more fully in Note 1 to the accompanying consolidated financial statements, the 2006 financial information has been recast so that the basis of presentation is consistent with that of the 2007 financial information. Specifically, amounts were recast to reflect the retrospective presentation of certain businesses that were sold or that the Company has entered into agreements to sell as discontinued operations.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
OVERVIEW
     Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, CNN, AOL, People, Sports Illustrated, Time and Time Warner Cable. The Company produces and distributes films through Warner Bros. and New Line Cinema, including Harry Potter and the Order of the Phoenix, 300, Happy Feet and Ocean’s 13, as well as television programs, including ER, Two and a Half Men, Cold Case and Without a Trace. During the six months ended June 30, 2007, the Company generated revenues of $22.164 billion (up 8% from $20.599 billion in 2006), Operating Income before Depreciation and Amortization of $6.640 billion (up 29% from $5.129 billion in 2006), Operating Income of $4.476 billion (up 25% from $3.571 billion in 2006), Net Income of $2.270 billion (down 8% from $2.477 billion in 2006) and Cash Provided by Operations of $3.119 billion (down 25% from $4.157 billion in 2006).
Time Warner Businesses
     Time Warner classifies its operations into five reportable segments: AOL, Cable, Filmed Entertainment, Networks and Publishing.
     AOL. AOL LLC (together with its subsidiaries, “AOL”) is a leader in interactive services. In the U.S. and internationally, AOL operates a leading network of web brands, offers free client software and services to users who have their own Internet connection and provides services to advertisers on the Internet. In addition, AOL operates one of the largest Internet access subscription services in the United States. At June 30, 2007, AOL had 10.9 million AOL brand subscribers in the U.S., which does not include registrations for the free AOL service. For the six months ended June 30, 2007, AOL reported total revenues of $2.711 billion (12% of the Company’s overall revenues) and had $1.695 billion in Operating Income before Depreciation and Amortization and $1.444 billion in Operating Income, both of which included a pretax gain of approximately $670 million related to the sale of AOL’s German access business.
     Historically, AOL’s primary product offering has been an online subscription service that includes dial-up Internet access, and this product currently generates the majority of AOL’s revenues. AOL continued to experience significant declines in the first half of 2007 in the number of its U.S. subscribers and related revenues, due primarily to AOL’s decisions to focus on its advertising business and offer most of its services (other than Internet access) for free, AOL’s reduction of subscriber acquisition and retention efforts, and the industry-wide decline of the premium dial-up ISP business and growth in the broadband Internet access business. The decline in subscribers has had an adverse impact on AOL’s Subscription revenues. However, dial-up network costs have also decreased and are anticipated to continue to decrease as subscribers decline. AOL’s Advertising revenues, in large part, are generated from the traffic to and usage of the AOL service by AOL’s subscribers. Therefore, the decline in subscribers also could have an adverse impact on AOL’s Advertising revenues to the extent that subscribers canceling their subscriptions do not maintain their relationship with and usage of the AOL Network (as defined below).
     AOL’s strategy (as announced on August 2, 2006) is to transition from a business that has relied heavily on Subscription revenues from dial-up subscribers to one that attracts and engages more Internet users and takes advantage of the growth in online advertising. AOL’s focus is on growing its global web services business and managing costs in its access services business. A goal of AOL’s strategy is to maintain and expand relationships with current and former AOL subscribers, whether they continue to purchase the dial-up Internet access subscription service or not. Another component of the strategy is to permit access to most of the AOL services, including use of the AOL client software and AOL e-mail accounts, without charge. Therefore, as long as an individual has a means to connect to the Internet, that person can access and use most of the AOL services for free.
     The components of this strategy primarily include the following:
•
providing advertising services domestically and internationally on the AOL Network and on Internet sites of third-party entities (referred to as “Partner Sites”) through display advertising and paid-search advertising;

•
attracting highly-engaged users to and retaining those users on AOL’s interactive properties, including AIM, AOL.com, MapQuest and Moviefone, as well as attracting and retaining former and current subscribers, by:

•	offering compelling content, features and tools, including e-mail, instant messaging and the AOL client software, which generally are available to Internet users for free; and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
•
implementing a cost-effective distribution strategy for its free and paid products and services by entering into or maintaining relationships with computer manufacturers, retailers, third-party high-speed Internet access providers, or other aggregators of Internet activity, and search engine optimization and search engine marketing;

•	providing paid services, including certain online safety and security products on a subscription basis; and

•	providing software for mobile devices that will further the distribution of AOL products and services.
     The AOL Network consists of a variety of websites, related applications and services, and the AOL and low-cost ISP services. Specifically, the AOL Network includes AOL.com, AIM, MapQuest, Moviefone, ICQ and Netscape as well as other co-branded websites for which certain criteria have been met, including that the Internet traffic has been assigned to AOL. Advertising services on Partner Sites are provided primarily through AOL’s wholly owned subsidiary, Advertising.com, but also directly by AOL, and paid-search advertising activities on the AOL Network are conducted primarily through AOL’s strategic relationship with Google Inc. (“Google”). Following the expansion of this strategic alliance in April 2006, 95% of the equity interests in AOL are indirectly held by the Company and 5% are indirectly held by Google.
     Consistent with its strategy, in the second quarter of 2007, AOL acquired Third Screen Media, Inc., a mobile advertising network and mobile ad-serving management platform provider, and a controlling interest in ADTECH AG, an international online ad-serving company. In addition, as noted under “Recent Developments,” in the third quarter of 2007, the Company entered into an agreement to purchase TACODA, Inc. (“TACODA”), an online behavioral targeting advertising network.
     In connection with its strategy, AOL undertook certain restructuring and related activities in 2006 and the first half of 2007, including involuntary employee terminations, contract terminations, facility closures and asset write-offs. Additional restructuring and related activities of this nature are anticipated during the remainder of 2007.
     Cable. Time Warner’s cable business, Time Warner Cable Inc. and its subsidiaries (“TWC”), is the second-largest cable operator in the U.S. and is an industry leader in developing and launching innovative video, data and voice services. At June 30, 2007, TWC had approximately 13.4 million basic video subscribers in technologically advanced, well-clustered systems located mainly in five geographic areas — New York state, the Carolinas, Ohio, southern California and Texas. As of June 30, 2007, TWC was the largest cable operator in a number of large cities, including New York City and Los Angeles. For the six months ended June 30, 2007, TWC delivered revenues of $7.865 billion (35% of the Company’s overall revenues), $2.751 billion in Operating Income before Depreciation and Amortization and $1.290 billion in Operating Income.
     On July 31, 2006, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (together with its subsidiaries, “Comcast”) completed the acquisition of substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) and related transactions. In addition, effective January 1, 2007, TWC began consolidating the results of certain cable systems located in Kansas City, south and west Texas and New Mexico (the “Kansas City Pool”) upon the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) to TWC and Comcast. Prior to January 1, 2007, TWC’s interest in TKCCP was reported as an equity method investment. Refer to “Recent Developments” for further details.
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
     High-speed data has been one of TWC’s fastest-growing services over the past several years and is a key driver of its results. As of June 30, 2007, TWC had approximately 7.2 million residential high-speed data subscribers. TWC expects continued strong growth in residential high-speed data subscribers and revenues for the foreseeable future; however, the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
rate of growth of both subscribers and revenues is expected to slow over time as high-speed data services become increasingly well-penetrated. In addition, as narrowband Internet users continue to migrate to broadband connections, TWC anticipates that an increasing percentage of its new high-speed data customers will elect to purchase its entry-level high-speed data service, which is generally less expensive than TWC’s flagship service. As a result, over time, TWC’s average high-speed data revenue per subscriber may decline reflecting this shift in mix. TWC also offers commercial high-speed data services and had approximately 263,000 commercial high-speed data subscribers as of June 30, 2007.
     Approximately 2.3 million subscribers received Digital Phone service, TWC’s voice service, as of June 30, 2007. Under TWC’s primary calling plan, for a monthly fixed fee, Digital Phone customers typically receive the following services: an unlimited local, in-state and U.S., Canada and Puerto Rico calling plan, as well as call waiting, caller ID and E911 services. TWC is also currently deploying lower-priced calling plans to serve those customers that do not use interstate and/or long-distance calling plans extensively and intends to offer additional plans with a variety of callings plan options in the future. Digital Phone enables TWC to offer its customers a convenient package, or “bundle,” of video, high-speed data and voice services, and to compete effectively against bundled services available from its competitors. TWC expects strong increases in Digital Phone subscribers and revenues for the foreseeable future. TWC has begun to introduce Business Class Phone, a commercial Digital Phone service, to small- and medium-sized businesses and will continue to roll out this service during the remainder of 2007 in most of the systems TWC owned before and retained after the transactions with Adelphia and Comcast (the “Legacy Systems”). TWC is also introducing this service in some of the systems acquired in and retained after the transactions with Adelphia and Comcast (the “Acquired Systems”).
     Some of TWC’s principal competitors, in particular, direct broadcast satellite operators and incumbent local telephone companies, either offer or are making significant capital investments that will allow them to offer services that provide features and functions comparable to the video, data and/or voice services that TWC offers and they are aggressively seeking to offer them in bundles similar to TWC’s. TWC expects that the availability of these bundled service offerings will continue to intensify competition.
     In addition to the subscription services described above, TWC also earns revenues by selling advertising time to national, regional and local businesses.
     As of July 31, 2006, the date the transactions with Adelphia and Comcast closed, the penetration rates for basic video, digital video and high-speed data services were generally lower in the Acquired Systems than in the Legacy Systems. Furthermore, certain advanced services were not available in some of the Acquired Systems, and an IP-based telephony service was not available in any of the Acquired Systems. To increase the penetration of these services in the Acquired Systems, TWC is in the midst of a significant integration effort that includes upgrading the capacity and technical performance of these systems to levels that will allow the delivery of these advanced services and features. Such integration-related efforts are expected to be largely complete by the end of 2007. As of June 30, 2007, Digital Phone was available to over 40% of the homes passed in the Acquired Systems. TWC expects to continue to roll out Digital Phone service across the Acquired Systems during the remainder of 2007.
     Improvement in the financial and operating performance of the Acquired Systems depends in part on the completion of these initiatives and the subsequent availability of TWC’s bundled advanced services in the Acquired Systems. In addition, due to various operational and competitive challenges, TWC expects that the acquired systems located in Los Angeles, CA and Dallas, TX will continue to require more time and resources than the other acquired systems to stabilize and then meaningfully improve their financial and operating performance. As of June 30, 2007, the Los Angeles and Dallas acquired systems together served approximately 1.9 million basic video subscribers (about 50% of the basic video subscribers served by the Acquired Systems). TWC believes that by upgrading the plant and integrating the Acquired Systems into its operations, there is a significant opportunity over time to increase service penetration rates, and improve Subscription revenues and Operating Income before Depreciation and Amortization in the Acquired Systems.
     Filmed Entertainment. Time Warner’s Filmed Entertainment businesses, Warner Bros. Entertainment Group (“Warner Bros.”) and New Line Cinema Corporation (“New Line”), generated revenues of $4.996 billion (22% of the Company’s overall revenues), $506 million in Operating Income before Depreciation and Amortization and $324 million in Operating Income for the six months ended June 30, 2007. The Filmed Entertainment segment experienced a decline in revenues and operating results for the six months ended June 30, 2007 due to difficult comparisons to the six months ended June 30, 2006.

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
     Warner Bros. continues to develop its industry-leading television business, including the successful releases of television series on home video. Throughout the 2006-2007 television season, Warner Bros. produced prime-time series for all five broadcast networks (including ER, Two and a Half Men, Without a Trace, Cold Case, Smallville and Men In Trees), as well as original series for cable networks (including The Closer and Nip/Tuck). For the 2007-2008 television season, Warner Bros. anticipates having approximately 25 prime-time series across the five broadcast networks, as well as original series for cable networks.
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
     Networks. Time Warner’s Networks segment comprises Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“HBO”). On September 17, 2006, Warner Bros. and CBS Corp. (“CBS”) ceased the stand-alone operations of The WB Network and UPN, respectively, and formed The CW, an equity method investee of the Company. The Networks segment results included the operations of The WB Network through the date of its shutdown on September 17, 2006. For the six months ended June 30, 2007, the Networks segment delivered revenues of $5.011 billion (21% of the Company’s overall revenues), $1.649 billion in Operating Income before Depreciation and Amortization and $1.494 billion in Operating Income.
     The Turner networks — including such recognized brands as TNT, TBS, CNN, Cartoon Network and CNN Headline News — are among the leaders in advertising-supported cable TV networks. For five consecutive years, more prime-time viewers have watched advertising-supported cable TV networks than the national broadcast networks. For the six months ended June 30, 2007, TNT ranked first among advertising-supported cable networks in total-day delivery of its key demographics, Adults 18-49 and Adults 25-54 and in prime-time delivery ranked second for Adults 18-49 and Adults 25-54. TBS ranked second among advertising-supported cable networks in prime-time delivery of its key demographic, Adults 18-34.
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
     Publishing. Time Warner’s Publishing segment consists principally of magazine publishing and a number of direct-marketing and direct-selling businesses. The segment generated revenues of $2.301 billion (10% of the Company’s overall

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
revenues), $386 million in Operating Income before Depreciation and Amortization and $294 million in Operating Income for the six months ended June 30, 2007.
     As of June 30, 2007, Time Inc. published over 125 magazines globally, including People, Sports Illustrated, In Style, Southern Living, Real Simple, Entertainment Weekly, Time, Cooking Light and Fortune. It generates revenues primarily from advertising, magazine subscriptions and newsstand sales, and its growth is derived from higher circulation and advertising on existing magazines, new magazine launches, acquisitions and advertising from digital properties. Time Inc. owns IPC Media, the U.K.’s largest magazine company (“IPC”), and the magazine subscription marketer Synapse Group, Inc. The Company’s Publishing segment has experienced sluggish print advertising sales as advertisers are shifting advertising expenditures to digital media. As a result, Time Inc. continues to invest in developing digital content, including the launch of MyRecipes.com, increased functionality for CNNMoney.com, the expansion of Sports Illustrated’s digital properties and the launch of various digital sites in the U.K. by IPC. Time Inc.’s direct-selling division, Southern Living At Home, sells home decor products through independent consultants at parties hosted in people’s homes throughout the U.S.
     On March 3, 2007, the Company sold its Parenting Group and most of the Time4 Media magazine titles, consisting of 18 of Time Inc.’s smaller niche magazines, to a subsidiary of Bonnier AB, a Swedish media company (“Bonnier”). Refer to “Recent Developments” for further discussion.
Recent Developments
Common Stock Repurchase Program
     In July 2005, Time Warner’s Board of Directors authorized a common stock repurchase program that, as amended over time, allowed the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. As of June 30, 2007, the Company completed this common stock repurchase program, having repurchased approximately 1.1 billion shares of common stock from the program’s inception through such date.
     On July 26, 2007, Time Warner’s Board of Directors authorized a new common stock repurchase program that allows the Company to purchase, from time to time, up to an aggregate of $5 billion of common stock. Purchases under this new stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases are based on a number of factors, including price and business and market conditions (Note 6).
Transaction with Liberty
     On May 16, 2007, the Company completed a transaction in which Liberty Media Corporation (“Liberty”) exchanged 68.5 million shares of Time Warner common stock for the stock of a subsidiary of Time Warner that owned assets including the Atlanta Braves baseball franchise (the “Braves”) and Leisure Arts, Inc. (“Leisure Arts”) (at a fair value of $473 million) and $960 million of cash (collectively, the “Liberty Transaction”). Included in the 68.5 million shares of Time Warner common stock are 4 million shares expected to be delivered to the Company upon the resolution of a working capital adjustment that is expected to be completed in the third quarter of 2007. The 4 million shares have a value of $83 million and have been reflected as common stock due from Liberty in the accompanying consolidated balance sheet at June 30, 2007. In the second quarter of 2007, the Company recorded a pretax gain of $72 million on the sale of the Braves, which is net of indemnification obligations valued at $60 million. The Company has agreed to indemnify Liberty for, among other things, increases in the amount due by the Braves under Major League Baseball’s revenue sharing rules from expected amounts for fiscal years 2007 to 2027, to the extent attributable to local broadcast and other contracts in place prior to the Liberty Transaction. The Liberty Transaction was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, the historical deferred tax liabilities of $83 million associated with the Braves were no longer required. In the first quarter of 2007, the Company recorded an impairment charge of $13 million on its investment in Leisure Arts. The results of operations of the Braves and Leisure Arts have been reflected as discontinued operations for all periods presented (Note 3).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
TACODA
     On July 23, 2007, the Company entered into an agreement to purchase TACODA, an online behavioral targeting advertising network, for approximately $275 million in cash. The transaction, which is subject to customary closing conditions, is expected to close in the third quarter of 2007 (Note 3).
Texas/Kansas City Cable Joint Venture
     TKCCP was a 50-50 joint venture between a consolidated subsidiary of TWC (Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”)) and Comcast. On January 1, 2007, TKCCP distributed its assets to TWC and Comcast. TWC received the Kansas City Pool, which served approximately 788,000 basic video subscribers as of December 31, 2006, and Comcast received the pool of assets consisting of the Houston cable systems (the “Houston Pool”), which served approximately 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. TKCCP was formally dissolved on May 15, 2007. For accounting purposes, the Company has treated the distribution of TKCCP’s assets as a sale of the Company’s 50% equity interest in the Houston Pool and as an acquisition of Comcast’s 50% equity interest in the Kansas City Pool. As a result of the sale of the Company’s 50% equity interest in the Houston Pool, the Company recorded a pretax gain of approximately $146 million in the first quarter of 2007, which is included as a component of other income, net in the accompanying consolidated statement of operations for the six months ended June 30, 2007 (Note 2).
Bookspan
     On April 9, 2007, the Company sold its 50% interest in Bookspan, a joint venture accounted for as an equity method investment that primarily owns and operates book clubs via direct mail and e-commerce, to a subsidiary of Bertelsmann AG (“Bertelsmann”) for a purchase price of $145 million, which resulted in a pretax gain of approximately $100 million (Note 3).
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
Sales of AOL’s European Access Businesses
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
Divestitures of Certain Non-Core AOL Wireless Businesses
     On June 21, 2007, the Company announced an agreement to sell Tegic Communications, Inc. (“Tegic”), a wholly owned subsidiary of AOL, to Nuance Communications, Inc. (“Nuance”) for approximately $265 million in cash. This transaction, which is subject to customary closing conditions, is expected to close in the third quarter of 2007. The Company expects to record a pretax gain on this sale ranging from approximately $160 million to $190 million. In addition, in the second quarter of 2007, the Company agreed to transfer the assets of Wildseed LLC (“Wildseed”), a wholly owned subsidiary of AOL, to a third party. The Company recorded a pretax charge of approximately $7 million related to this divestiture in the second quarter of 2007 and an impairment charge of approximately $18 million on the long-lived assets of Wildseed in the first quarter of 2007. The results of operations of both Tegic and Wildseed have been reflected as discontinued operations for all periods presented (Note 3).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Claxson
     On December 14, 2006, Turner announced an agreement with Claxson Interactive Group, Inc. (“Claxson”) to purchase seven pay television networks operating in Latin America for approximately $235 million (net of cash acquired). The transaction, which is subject to customary closing conditions, is expected to close in the second half of 2007 (Note 3).
Transactions with Adelphia and Comcast
     On July 31, 2006, TW NY and Comcast completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia (the “Adelphia Acquisition”). Additionally, on July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC, were redeemed (the “Redemptions”). Following the Redemptions and the Adelphia Acquisition, on July 31, 2006, TW NY and Comcast swapped certain cable systems, most of which were acquired from Adelphia, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Adelphia/Comcast Transactions”). The results of the systems acquired in connection with the Adelphia/Comcast Transactions have been included in the accompanying consolidated statement of operations since the closing of the transactions. As a result of the closing of the Adelphia/Comcast Transactions, TWC acquired systems with approximately 4.0 million basic video subscribers and disposed of systems with approximately 0.8 million basic video subscribers previously owned by TWC that were transferred to Comcast in connection with the Redemptions and the Exchange for a net gain of approximately 3.2 million basic video subscribers.
     On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the terms of the reorganization plan, the shares of TWC’s Class A common stock that Adelphia received in the Adelphia Acquisition (representing approximately 16% of TWC’s outstanding common stock) are being distributed to Adelphia’s creditors. On March 1, 2007, TWC’s Class A common stock began trading on the New York Stock Exchange under the symbol “TWC.” As of June 30, 2007, Time Warner owned approximately 84% of TWC’s outstanding common stock (Note 2).
Amounts Related to Securities Litigation
     During the first and second quarters of 2007, the Company reached agreements to settle substantially all of the remaining securities litigation claims, a substantial portion of which had been reserved for at December 31, 2006. For the three and six months ended June 30, 2007, the Company recorded charges of approximately $1 million and $153 million, respectively, for these settlements. At June 30, 2007, the Company’s remaining reserve related to these matters is approximately $17 million, including approximately $8 million that has been reserved for an expected attorneys’ fee award related to a previously settled matter. The Company believes the potential exposure in the securities litigation matters that remain pending at June 30, 2007 to be de minimis.
     The Company recognizes insurance recoveries when it becomes probable that such amounts will be received. The Company recognized insurance recoveries related to Employee Retirement Income Security Act (“ERISA”) matters of approximately $1 million and $9 million for the three and six months ended June 30, 2007, respectively, and approximately $3 million and $53 million for the three and six months ended June 30, 2006, respectively (Note 1).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
RESULTS OF OPERATIONS
Changes in Basis of Presentation
Discontinued Operations
     As discussed more fully in Note 1 to the accompanying consolidated financial statements, the 2006 financial information has been recast so that the basis of presentation is consistent with that of the 2007 financial information. Specifically, the Company has reflected as discontinued operations for all periods presented the financial condition and results of operations of certain businesses sold during the first six months of 2007, which include the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts and the Braves, as well as certain businesses the Company entered into agreements to sell during the first six months of 2007, which include Tegic and Wildseed.
Consolidation of Kansas City Pool
     On January 1, 2007, the Company began consolidating the results of the Kansas City Pool it received upon the distribution of the assets of TKCCP to TWC and Comcast.
Recent Accounting Standards
Accounting for Sabbatical Leave and Other Similar Benefits
     On January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”), related to certain sabbatical leave and other employment arrangements that are similar to a sabbatical leave. EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. Adoption of this guidance resulted in an increase to accumulated deficit of approximately $97 million (approximately $59 million, net of tax) on January 1, 2007. The resulting change in the accrual for the six months ended June 30, 2007 was not material.
Accounting for Uncertainty in Income Taxes
     On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Upon adoption, the Company recognized approximately $445 million of tax benefits for positions that were previously unrecognized, of which approximately $433 million was accounted for as a reduction to the accumulated deficit balance and approximately $12 million was accounted for as an increase to the paid-in-capital balance as of January 1, 2007. Additionally, the adoption of FIN 48 resulted in the recognition of additional tax reserves for positions where there is uncertainty about the timing or character of such deductibility. These additional reserves were largely offset by increased deferred tax assets (Note 1).
Accounting for Deferred Compensation and Postretirement Benefit Aspects of Split-Dollar Life Insurance Arrangements
     The EITF has reached consensuses on EITF Issue No. 06-10, Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”), and EITF Issue No. 06-04, Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”), which require that a company recognize a liability for the postretirement benefits associated with endorsement and collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 and EITF 06-04 will be effective for Time Warner as of January 1, 2008 and will impact the Company in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
periods in which the employee is no longer providing services. The provisions of EITF 06-10 and EITF 06-04 are not expected to have a material impact on the Company’s consolidated financial statements.
Significant Transactions and Other Items Affecting Comparability
     As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by certain significant transactions and other items in each period as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06
		(recast)		(recast)
Amounts related to securities litigation and government investigations	$(4)	$(32)	$(167)	$(61)
Asset impairments	(34)	—	(35)	—
Gain (loss) on disposal of assets, net	(1)	—	669	22

Impact on Operating Income (Loss)	(39)	(32)	467	(39)
Investment gains, net	111	20	274	315

Impact on Other income, net	111	20	274	315
Minority interest impact	—	—	(57)	—

Pretax impact	72	(12)	684	276
Income tax impact	(31)	6	(321)	(99)
Other tax items affecting comparability	77	9	80	102

After-tax impact	$118	$3	$443	$279

     In addition to the items affecting comparability above, the Company incurred merger-related, restructuring and shutdown costs of approximately $33 million and $101 million during the three and six months ended June 30, 2007, respectively, and approximately $102 million and $132 million during the three and six months ended June 30, 2006, respectively.
     The Company incurred restructuring costs for the three and six months ended June 30, 2007 of approximately $30 million and $94 million, respectively, primarily related to various employee terminations and other exit activities, including $4 million and $27 million, respectively, at the AOL segment for the three and six months ended June 30, 2007, $3 million and $9 million, respectively, at the Cable segment for the three and six months ended June 30, 2007, $16 million at the Networks segment for the three and six months ended June 30, 2007 and $7 million and $42 million, respectively, at the Publishing segment for the three and six months ended June 30, 2007. In addition, for the three and six months ended June 30, 2007, the Cable segment also expensed approximately $3 million and $7 million, respectively, of non-capitalizable merger-related and restructuring costs associated with the Adelphia/Comcast Transactions.
     The Company incurred restructuring costs for the three and six months ended June 30, 2006 of approximately $41 million and $64 million, respectively, primarily related to various employee terminations, including $15 million at the AOL segment for the three and six months ended June 30, 2006, $4 million and $10 million, respectively, at the Cable segment for the three and six months ended June 30, 2006, $22 million and $34 million, respectively, at the Publishing segment for the three and six months ended June 30, 2006 and $5 million at the Corporate segment for the six months ended June 30, 2006. The Company also expensed $2 million and $4 million, respectively, at the Filmed Entertainment segment for the three and six months ended June 30, 2006 and $1 million at the AOL segment for the six months ended June 30, 2006 as a result of changes in estimates of previously established restructuring accruals. In addition, during the three and six months ended June 30, 2006, the Cable segment expensed approximately $7 million and $11 million, respectively, of non-capitalizable merger-related costs associated with the Adelphia Acquisition. The results for the three and six months ended June 30, 2006 include shutdown costs of $81 million at The WB Network in connection with the agreement between Warner Bros. and CBS to form The CW. Included in the shutdown costs are termination charges related to terminating intercompany programming arrangements with other Time Warner divisions, of which $29 million has been eliminated in consolidation, resulting in a net pretax charge of $52 million.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Amounts Related to Securities Litigation
     The Company recognized legal reserves as well as legal and other professional fees related to the defense of various shareholder lawsuits, totaling $5 million and $176 million for the three and six months ended June 30, 2007, respectively, and $35 million and $114 million for the three and six months ended June 30, 2006, respectively. In addition, the Company recognized related insurance recoveries of $1 million and $9 million for the three and six months ended June 30, 2007, respectively, and $3 million and $53 million for the three and six months ended June 30, 2006, respectively.
Asset Impairments
     During the three and six months ended June 30, 2007, the Company recorded a $34 million noncash charge at the Networks segment related to the impairment of the Court TV tradename as a result of rebranding the Court TV network name to truTV, effective January 1, 2008. During the six months ended June 30, 2007, the Company recorded a $1 million noncash asset impairment charge at the AOL segment related to asset write-offs in connection with facility closures primarily as a result of AOL’s revised strategy.
Gains on Disposal of Assets, Net
     For the three and six months ended June 30, 2007, the Company recorded a net $1 million reduction to the gains on the sales of AOL’s German and U.K. access businesses, and for the six months ended June 30, 2007 the Company recorded a gain of approximately $670 million on the sale of AOL’s German access business.
     For the six months ended June 30, 2006, the Company recorded a gain of approximately $20 million at the Corporate segment related to the sale of two aircraft and a $2 million gain at the AOL segment from the resolution of a previously contingent gain related to the 2004 sale of Netscape Security Solutions (“NSS”).
Investment Gains, Net
     For the three and six months ended June 30, 2007, the Company recognized net gains of $111 million and $274 million, respectively, primarily related to the sale of investments, including an approximate $100 million gain on the Company’s sale in April 2007 of its 50% interest in Bookspan, and for the six months ended June 30, 2007 a $146 million gain on TWC’s deemed sale of its 50% interest in the Houston Pool in connection with the distribution of TKCCP’s assets at the Cable segment. For the three and six months ended June 30, 2007, investment gains, net also included a $2 million loss and a $4 million gain, respectively, which resulted from market fluctuations in equity derivative instruments.
     For the three and six months ended June 30, 2006, the Company recognized net gains of $20 million and $315 million, respectively, primarily related to the sale of investments, including for the six months ended June 30, 2006 a $239 million gain on the sale of a portion of the Company’s investment in Time Warner Telecom Inc. (“TWT”) and a $51 million gain on the sale of the Company’s investment in Canal Satellite Digital. For the three and six months ended June 30, 2006, investment gains, net also included gains of $4 million and $11 million, respectively, which resulted from market fluctuations in equity derivative instruments.
Minority Interest Impact
     For the six months ended June 30, 2007, income of $57 million was attributed to minority interests, which primarily reflects the respective minority owner’s share of the gains on TWC’s deemed sale of the Houston Pool interest and on the sale of AOL’s German access business.
Income Tax Impact and Other Tax Items Affecting Comparability
     The income tax impact reflects the estimated tax or tax benefit associated with each item affecting comparability. Such estimated taxes or tax benefits vary based on certain factors, including the taxability or deductibility of the items and foreign tax on certain gains. The Company’s tax provision may also include certain other items affecting comparability. For the three and six months ended June 30, 2007, these items included approximately $77 million and $80 million, respectively, of tax benefits related primarily to the realization of tax attribute carryforwards and changes in certain state tax

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
laws. For the three and six months ended June 30, 2006, these items included approximately $9 million and $102 million, respectively, of tax benefits related primarily to the realization of tax attribute carryforwards.
Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006
Consolidated Results
     Revenues. The components of revenues are as follows (millions):

	Three Months Ended				Six Months Ended
	6/30/07	6/30/06	% Change		6/30/07	6/30/06	% Change
		(recast)				(recast)
Subscription	$6,229	$5,668	10%		$12,468	$11,162	12%
Advertising	2,268	2,173	4%		4,200	3,922	7%
Content	2,243	2,269	(1%	)	5,022	5,015	—
Other	240	251	(4%	)	474	500	(5%	)

Total revenues	$10,980	$10,361	6%		$22,164	$20,599	8%

     The increase in Subscription revenues for the three and six months ended June 30, 2007 was primarily related to increases at the Cable and Networks segments, offset partially by a decline at the AOL segment. The increase at the Cable segment was driven by the impact of the Acquired Systems, the consolidation of the Kansas City Pool, the continued penetration of digital video services, video price increases and growth in basic video, high-speed data and Digital Phone subscriber levels in the Legacy Systems. The increase at the Networks segment was due primarily to higher subscription rates and, to a lesser extent, an increase in the number of subscribers at Turner. The decline in Subscription revenues at the AOL segment resulted from decreases in the number of AOL brand domestic subscribers and related revenues as a result of AOL’s revised strategy, as well as the sales of AOL’s European access businesses in the fourth quarter of 2006 and first quarter of 2007.
     The increase in Advertising revenues for the three and six months ended June 30, 2007 was primarily due to growth at the AOL and Cable segments, offset partially by a decline at the Networks segment. The increase at the AOL segment was due to growth in Advertising revenues on both the AOL Network and on Partner Sites. The increase at the Cable segment was primarily attributable to the impact of the Acquired Systems and, to a lesser extent, the consolidation of the Kansas City Pool and growth in the Legacy Systems. The decline at the Networks segment was primarily driven by the impact of the shutdown of The WB Network on September 17, 2006, partially offset by higher Advertising revenues across Turner’s primary networks.
     Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”
     Costs of Revenues. For the three months ended June 30, 2007 and 2006, costs of revenues totaled $6.417 billion and $5.814 billion, respectively, and as a percentage of revenues were 58% and 56%, respectively. For the six months ended June 30, 2007 and 2006, costs of revenues totaled $12.913 billion and $11.491 billion, respectively, and as a percentage of revenues were 58% and 56%, respectively. The increase in costs of revenues as a percentage of revenues for the three and six months ended June 30, 2007 was primarily attributable to increases at the Cable segment, primarily related to the Acquired Systems and the consolidation of the Kansas City Pool, and at the Filmed Entertainment segment, primarily reflecting the change in the quantity and mix of products released, partially offset by a decline at the AOL segment, primarily reflecting a shift to Advertising revenues, which have higher margins. The segment variations are discussed in detail in “Business Segment Results.”
     Selling, General and Administrative Expenses. For the three months ended June 30, 2007, selling, general and administrative expenses decreased 6% to $2.397 billion in 2007 from $2.555 billion in 2006. For the six months ended June 30, 2007, selling, general and administrative expenses decreased 6% to $4.806 billion in 2007 from $5.110 billion in 2006. The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2007 related primarily to a significant decline at the AOL segment, substantially due to reduced subscriber acquisition marketing as part of AOL’s revised strategy, partially offset by an increase at the Cable segment related to the Acquired Systems and the consolidation of the Kansas City Pool. The segment variations are discussed in detail in “Business Segment Results.”

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Amounts Related to Securities Litigation. As previously noted in “Recent Developments,” the Company recognized legal reserves as well as legal and other professional fees related to the defense of various shareholder lawsuits, totaling $5 million and $176 million for the three and six months ended June 30, 2007, respectively, and $35 million and $114 million for the three and six months ended June 30, 2006, respectively. In addition, the Company recognized related insurance recoveries of $1 million and $9 million for the three and six months ended June 30, 2007, respectively, and $3 million and $53 million for the three and six months ended June 30, 2006, respectively.
Reconciliation of Operating Income before Depreciation and Amortization to Operating Income.
     The following table reconciles Operating Income before Depreciation and Amortization to Operating Income. In addition, the table provides the components from Operating Income to net income for purposes of the discussions that follow (millions):

	Three Months Ended				Six Months Ended
	6/30/07	6/30/06	% Change		6/30/07	6/30/06	% Change
		(recast)				(recast)
Operating Income before Depreciation and Amortization	$3,022	$2,511	20%		$6,640	$5,129	29%
Depreciation	(928)	(653)	42%		(1,829)	(1,302)	40%
Amortization	(158)	(127)	24%		(335)	(256)	31%

Operating Income	1,936	1,731	12%		4,476	3,571	25%
Interest expense, net	(574)	(336)	71%		(1,125)	(635)	77%
Other income, net	108	47	130%		233	358	(35%	)
Minority interest expense, net	(91)	(105)	(13%	)	(221)	(176)	26%

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,379	1,337	3%		3,363	3,118	8%
Income tax provision	(434)	(505)	(14%	)	(1,231)	(1,103)	12%

Income before discontinued operations and cumulative effect of accounting change	945	832	14%		2,132	2,015	6%
Discontinued operations, net of tax	122	182	(33%	)	138	437	(68%	)
Cumulative effect of accounting change, net of tax	—	—	—		—	25	NM

Net income	$1,067	$1,014	5%		$2,270	$2,477	(8%	)

     Operating Income before Depreciation and Amortization. Operating Income before Depreciation and Amortization increased 20% to $3.022 billion for the three months ended June 30, 2007 from $2.511 billion for the three months ended June 30, 2006. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $39 million and $32 million of expense, net for 2007 and 2006, respectively, Operating Income before Depreciation and Amortization increased $518 million, principally as a result of growth at the Cable, Networks and Publishing segments, partially offset by declines at the AOL and Filmed Entertainment segments.
     Operating Income before Depreciation and Amortization increased 29% to $6.640 billion for the six months ended June 30, 2007 from $5.129 billion for the six months ended June 30, 2006. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $467 million of income, net and $39 million of expense, net for 2007 and 2006, respectively, Operating Income before Depreciation and Amortization increased $1.005 billion, principally as a result of growth at the AOL, Cable and Networks segments, partially offset by a decline at the Filmed Entertainment segment.
     The segment variations are discussed in detail under “Business Segment Results.”
     Depreciation Expense. Depreciation expense increased to $928 million and $1.829 billion for the three and six months ended June 30, 2007, respectively, from $653 million and $1.302 billion for the three and six months ended June 30, 2006, respectively. The increase in depreciation expense for the three and six months ended June 30, 2007 primarily related to an

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
increase at the Cable segment reflecting the impact of the Acquired Systems, the consolidation of the Kansas City Pool and demand-driven increases in recent years of purchases of customer premise equipment, which generally has a significantly shorter useful life compared to the mix of assets previously purchased.
     Amortization Expense. Amortization expense increased to $158 million and $335 million for the three and six months ended June 30, 2007, respectively, from $127 million and $256 million for the three and six months ended June 30, 2006, respectively. The increase in amortization expense for the three and six months ended June 30, 2007 primarily related to the Cable segment and was driven by the amortization of intangible assets related to customer relationships associated with the Acquired Systems. This was partially offset by a decrease due to the absence during the second quarter of 2007 of amortization expense associated with customer relationships recorded in connection with the restructuring of TWE in 2003, which were fully amortized at the end of the first quarter of 2007.
     Operating Income. Operating Income increased to $1.936 billion for the three months ended June 30, 2007 from $1.731 billion for the three months ended June 30, 2006. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $39 million and $32 million of expense, net for 2007 and 2006, respectively, Operating Income increased $212 million, reflecting the changes in Operating Income before Depreciation and Amortization, offset partially by the increases in both depreciation and amortization expense noted above.
     Operating Income increased to $4.476 billion for the six months ended June 30, 2007 from $3.571 billion for the six months ended June 30, 2006. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $467 million of income, net and $39 million of expense, net for 2007 and 2006, respectively, Operating Income increased $399 million, reflecting the changes in Operating Income before Depreciation and Amortization, offset partially by the increases in both depreciation and amortization expense noted above.
     Interest Expense, Net. Interest expense, net, increased to $574 million and $1.125 billion for the three and six months ended June 30, 2007, respectively, from $336 million and $635 million for the three and six months ended June 30, 2006, respectively. The increase in interest expense, net is primarily due to higher average outstanding balances of borrowings as a result of the Company’s stock repurchase program and the Adelphia/Comcast Transactions, higher interest rates on borrowings and lower interest income related primarily to a smaller amount of short-term investments.
     Other Income, Net. Other income, net, detail is shown in the table below (millions):

	Three Months Ended		Six Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06
		(recast)		(recast)
Investment gains, net	$111	$20	$274	$315
Income (loss) from equity investees	9	26	(3)	42
Other	(12)	1	(38)	1

Other income, net	$108	$47	$233	$358

     The changes in investment gains, net are discussed under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of investment gains, other income, net, decreased primarily due to lower income from equity method investees and higher foreign exchange losses. For the three and six months ended June 30, 2007, the decrease in equity income primarily reflects the absence of equity income during these periods due to the Company no longer treating TKCCP as an equity method investment.
     Minority Interest Expense, Net. Time Warner had $91 million and $221 million of minority interest expense, net for the three and six months ended June 30, 2007, respectively, compared to $105 million and $176 million for the three and six months ended June 30, 2006, respectively. The decrease for the three months ended June 30, 2007 primarily related to the change in the ownership structure at the Cable segment as a result of the Adelphia/Comcast Transactions, partially offset by larger profits recorded at the Cable segment. The increase for the six months ended June 30, 2007 related primarily to the 5% minority interest in AOL issued to Google in the second quarter of 2006 and reflected the gain recognized by AOL on the sale of its German access business, and to larger profits recorded by the Cable segment, including the gain on the deemed sale of the Houston Pool in connection with the TKCCP asset distribution, partially offset by the change in the ownership structure at the Cable segment. Comcast held an effective 21% minority interest in TWC

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
until the closing of the Adelphia/Comcast Transactions on July 31, 2006, upon which Comcast’s interest in TWC was redeemed and Adelphia received an approximate 16% minority interest in TWC.
     Income Tax Provision. Income tax expense from continuing operations was $434 million for the three months ended June 30, 2007 compared to $505 million for the three months ended June 20, 2006 and was $1.231 billion for the six months ended June 30, 2007 compared to $1.103 billion for the six months ended June 30, 2006. The Company’s effective tax rate for continuing operations was 31% and 37% for the three and six months ended June 30, 2007, respectively, compared to 38% and 35% for the three and six months ended June 30, 2006, respectively. The decrease for the three months ended June 30, 2007 is primarily attributable to the realization of tax attribute carryovers in connection with the sale of the Company’s interest in Bookspan. The increase for the six months ended June 30, 2007 is primarily attributable to the impact of nondeductible goodwill associated with the sale of AOL’s German access business.
     Income before Discontinued Operations and Cumulative Effect of Accounting Change. Income before discontinued operations and cumulative effect of accounting change was $945 million for the three months ended June 30, 2007 compared to $832 million for the three months ended June 30, 2006. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were both $0.25 in 2007 compared to $0.20 for both in 2006. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $118 million and $3 million of income, net for the three months ended June 30, 2007 and 2006, respectively, income before discontinued operations and cumulative effect of accounting change decreased by $2 million, primarily reflecting the dilutive effect of the Adelphia/Comcast Transactions, which resulted in higher depreciation, amortization and interest expense, and the Company’s common stock repurchase program, which resulted in higher interest expense, partially offset by higher Operating Income before Depreciation and Amortization and higher other income, net, as noted above. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change for the three months ended June 30, 2007 reflect the favorable impact of the shares repurchased under the $20 billion stock repurchase program.
     Income before discontinued operations and cumulative effect of accounting change was $2.132 billion for the six months ended June 30, 2007 compared to $2.015 billion for the six months ended June 30, 2006. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were $0.56 and $0.55, respectively, in 2007 compared to $0.46 for both in 2006. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $443 million and $279 million of income, net for the six months ended June 30, 2007 and 2006, respectively, income before discontinued operations and cumulative effect of accounting change decreased by $47 million, primarily reflecting the dilutive effect of the Adelphia/Comcast Transactions, which resulted in higher depreciation, amortization and interest expense, the Company’s common stock repurchase program, which resulted in higher interest expense, and higher minority interest expense, net, partially offset by higher Operating Income before Depreciation and Amortization, as noted above. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change for the six months ended June 30, 2007 reflect the favorable impact of the shares repurchased under the $20 billion stock repurchase program.
     Discontinued Operations. Discontinued operations for the three and six months ended June 30, 2007 and 2006 reflect certain businesses sold, which include the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts and the Braves, as well as certain businesses the Company entered into agreements to sell, which include Tegic and Wildseed. Also included in discontinued operations for the three and six months ended June 30, 2006 are the operations of the systems transferred to Comcast in connection with the Redemptions and the Exchange, the Turner South network and Time Warner Book Group (“TWBG”).
     Included in discontinued operations for the three and six months ended June 30, 2007 was a pretax gain of approximately $72 million and a related tax benefit of approximately $82 million on the sale of the Braves. In addition, discontinued operations for the six months ended June 30, 2007 included a pretax gain of approximately $54 million and a related tax benefit of approximately $2 million on the sale of the Parenting Group and most of the Time4 Media magazine titles, an impairment of approximately $18 million on AOL’s long-lived assets associated with Wildseed and an impairment of approximately $13 million on the Company’s investment in Leisure Arts. For the three months ended June 30, 2007, the tax benefit on the pretax gains resulted primarily from the reversal of certain deferred tax liabilities in connection with the Liberty Transaction. The Liberty Transaction was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, the historical deferred tax liabilities associated with the Braves were no longer required. For the six months ended June 30, 2007, the tax benefit on the pretax gains resulted primarily from the reversal of the deferred tax liabilities in connection with the Liberty Transaction and the recognition of deferred tax assets associated with the sale of the magazine titles in the first quarter of 2007. In addition, for the three and six months ended June 30, 2007, the Company incurred an additional $17 million accrual related to changes in estimates of Warner Music Group

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
indemnification liabilities. For the six months ended June 30, 2007, payments of $26 million were made related to Warner Music Group indemnification liabilities previously established and are disclosed on the Company’s accompanying consolidated statement of cash flows as “Investment activities of discontinued operations.” These indemnification liabilities were accrued for in prior years. Included in the results for the three and six months ended June 30, 2006, was a pretax gain of approximately $129 million and a tax benefit of approximately $21 million related to the sale of Turner South. In addition, the results for the six months ended June 30, 2006, included a pretax gain of approximately $194 million and a related tax benefit of approximately $28 million on the sale of TWBG. For the three and six months ended June 30, 2006, the tax benefit on the sales of Turner South and TWBG resulted primarily from the release of a valuation allowance associated with tax attribute carryforwards offsetting the gains on these transactions.
     Cumulative Effect of Accounting Change, Net of Tax. For the six months ended June 30, 2006, the Company recorded a benefit of $25 million, net of tax, as the cumulative effect of a change in accounting principle upon the adoption of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) in 2006, to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are not ultimately expected to vest.
     Net Income and Net Income Per Common Share. Net income was $1.067 billion for the three months ended June 30, 2007 compared to $1.014 billion for the three months ended June 30, 2006. Basic and diluted net income per common share were both $0.28 in 2007 compared to $0.24 for both in 2006. Net income was $2.270 billion for the six months ended June 30, 2007 compared to $2.477 billion for the six months ended June 30, 2006. Basic and diluted net income per common share were $0.60 and $0.59, respectively, in 2007 compared to $0.57 and $0.56, respectively, in 2006. Net income per common share for the three and six months ended June 30, 2007 and 2006 reflect the favorable impact of the shares repurchased under the $20 billion stock repurchase program.
Business Segment Results
     AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three and six months ended June 30, 2007 and 2006 are as follows (millions):

	Three Months Ended				Six Months Ended
	6/30/07	6/30/06	% Change		6/30/07	6/30/06	% Change
		(recast)				(recast)
Revenues:
Subscription	$691	$1,546	(55%	)	$1,564	$3,084	(49%	)
Advertising	522	449	16%		1,071	841	27%
Other	40	32	25%		76	59	29%

Total revenues	1,253	2,027	(38%	)	2,711	3,984	(32%	)
Costs of revenues(a)	(539)	(947)	(43%	)	(1,160)	(1,889)	(39%	)
Selling, general and administrative(a)	(225)	(571)	(61%	)	(497)	(1,158)	(57%	)
Gain (loss) on disposal of consolidated businesses	(1)	—	NM		669	2	NM
Asset impairments	—	—	—		(1)	—	NM
Restructuring costs	(4)	(15)	(73%	)	(27)	(16)	69%

Operating Income before Depreciation and Amortization	484	494	(2%	)	1,695	923	84%
Depreciation	(104)	(126)	(17%	)	(209)	(253)	(17%	)
Amortization	(20)	(39)	(49%	)	(42)	(76)	(45%	)

Operating Income	$360	$329	9%		$1,444	$594	143%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The decline in Subscription revenues for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 was due to decreases in the number of AOL brand domestic subscribers and related revenues as a result of AOL’s revised strategy, as well as the sales of AOL’s European access businesses (for which Subscription revenues declined by approximately $400 million and $700 million for the three and six months, respectively) in the fourth quarter of 2006 and first quarter of 2007.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The number of AOL brand domestic subscribers was 10.9 million, 12.0 million, and 17.7 million as of June 30, 2007, March 31, 2007 and June 30, 2006, respectively. The AOL brand domestic average revenue per subscriber (“ARPU”) was $18.59 and $19.42 for the three months ended June 30, 2007 and 2006, respectively, and $18.78 and $18.92 for the six months ended June 30, 2007 and 2006, respectively. AOL includes in its subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service. Subscribers to the AOL brand service include subscribers participating in introductory free-trial periods and subscribers that are paying no or reduced monthly fees through member service and retention programs. Total AOL brand subscribers include free-trial and retention members of approximately 3% at June 30, 2007, 4% at March 31, 2007 and 8% at June 30, 2006. Individuals who have registered for the free AOL service, including subscribers who have migrated from paid subscription plans, are not included in the AOL brand subscriber numbers presented above. As previously noted, due to the sales of AOL’s access businesses in the U.K., Germany and France, AOL no longer has AOL brand Internet access subscribers in Europe, although the purchasers of AOL’s European access businesses have certain rights to use specific AOL brands for a period of time.
     The decreases in subscribers are the result of a number of factors, including the effects of AOL’s strategy, which has resulted in the migration of subscribers to the free AOL service offering, declining registrations for the paid service in response to AOL’s reduced marketing and retention campaigns, and competition from broadband access providers. The decreases in ARPU for the three and six months ended June 30, 2007 compared to the similar periods in the prior year were due primarily to a shift in the subscriber mix to lower-priced subscriber price plans, partially offset by an increase in the percentage of revenue generating customers and, for the six months ended June 30, 2007, due to a price increase implemented late in the first quarter of 2006.
     In addition to the AOL brand service, AOL has subscribers to other services, both domestically and internationally, including the Netscape and CompuServe brands. These other brand services are not significant sources of revenues.
     Advertising services include display advertising and paid-search advertising, both domestically and internationally, which are provided on both the AOL Network and on Partner Sites. Total Advertising revenues improved for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 due to increased Advertising revenues generated on both the AOL Network and on Partner Sites as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/07	6/30/06	% Change	6/30/07	6/30/06	% Change
		(recast)			(recast)
AOL Network:
Display	$221	$192	15%	$453	$368	23%
Paid-search	156	147	6%	323	280	15%

Total AOL Network	377	339	11%	776	648	20%

Partner Sites	145	110	32%	295	193	53%

Total Advertising revenues	$522	$449	16%	$1,071	$841	27%

     The increases in display Advertising revenues were primarily attributable to increased inventory sold as well as operational improvements, offset partially by pricing declines and shifts in the mix of inventory sold from higher-priced inventory to lower-priced inventory. In addition, display Advertising revenues for the six months ended June 30, 2007 included a benefit of approximately $19 million related to a change in an accounting estimate resulting from more timely system data. The increases in paid-search Advertising revenues, which are generated primarily through AOL’s strategic relationship with Google, were attributable primarily to both higher revenues per search query and increases in search query volume on certain AOL Network properties.
     The increase in Advertising revenues on Partner Sites is partly attributable to the expansion of a relationship with a major customer in the second quarter of 2006. The revenues associated with this relationship increased $12 million to $48 million and $58 million to $104 million for the three and six months ended June 30, 2007, respectively, compared to the three and six months ended June 30, 2006. Continued growth in revenues from other advertisers also contributed to the growth in Advertising revenues on Partner Sites.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Total Advertising revenues for the three months ended June 30, 2007 declined $27 million from the three months ended March 31, 2007, primarily due to the absence of a $19 million benefit recognized in the first quarter of 2007 related to a change in an accounting estimate resulting from more timely system data.
     AOL expects Advertising revenues to continue to increase during the remainder of 2007 as compared to the similar period in 2006 due to expected increases in display and paid-search advertising on the AOL Network and expected increases in sales of advertising run on Partner Sites. However, total Advertising revenues are expected to increase at a rate less than that experienced in the first half of 2007 and more in line with the growth rate achieved in the second quarter of 2007.
     For the three and six months ended June 30, 2007, costs of revenues decreased 43% and 39%, respectively, and as a percentage of revenues were 43% for both the three and six months ended June 30, 2007 compared to 47% for both the three and six months ended June 30, 2006. For the three and six months ended June 30, 2007, approximately $270 million and $470 million, respectively, of the decrease in costs of revenues were attributable to the sales of AOL’s European access businesses. The remaining decreases for the three and six months ended June 30, 2007 were attributable to lower network-related expenses and lower customer service expenses associated with the closure of customer support call centers, partially offset by increases in traffic acquisition costs associated with advertising run on Partner Sites. Network-related expenses decreased 79% to $67 million for the three months ended June 30, 2007 from $315 million for the three months ended June 30, 2006 and decreased 74% to $165 million for the six months ended June 30, 2007 from $633 million for the six months ended June 30, 2006. For the three and six months ended June 30, 2007, approximately $180 million and $330 million, respectively, of the decreases were attributable to the sales of AOL’s European access businesses. The remaining declines in network-related expenses for the three and six months ended June 30, 2007 were principally attributable to lower usage of AOL’s dial-up network associated with the declining AOL brand domestic dial-up subscriber base, improved pricing and network utilization and decreased levels of long-term fixed commitments.
     Selling, general and administrative expenses decreased 61% to $225 million and 57% to $497 million for the three and six months ended June 30, 2007, respectively, of which approximately $110 million and $190 million, respectively, were attributable to the sales of AOL’s European access businesses. The remaining decreases in selling, general and administrative expenses for the three and six months ended June 30, 2007 reflect a reduction in direct marketing costs of approximately $170 million and $380 million, respectively, primarily due to reduced subscriber acquisition marketing as part of AOL’s revised strategy, and other cost savings initiatives. The three and six months ended June 30, 2006 also included a $7 million charge related to America Online Latin America, Inc.’s bankruptcy resolution and the six months ended June 30, 2006 also benefited from the reversal of previously established employee incentive compensation accruals that were no longer required and an approximate $14 million benefit related to the favorable resolution of certain tax matters.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and six months ended June 30, 2007 included restructuring charges of $6 million and $38 million, respectively, primarily related to involuntary employee terminations and facility closures, partially offset by the reversal of $2 million and $11 million of restructuring charges that were no longer needed due to changes in estimates for the three and six months ended June 30, 2007, respectively. In addition, the results for the three and six months ended June 30, 2007 included a net $1 million reduction to the gains on the sales of AOL’s German and U.K. access businesses, and the results for the six months ended June 30, 2007 included a gain of approximately $670 million on the sale of AOL’s German access business and a $1 million noncash asset impairment charge related to asset write-offs in connection with facility closures primarily as a result of AOL’s revised strategy. Further restructuring actions associated with the strategy are expected to result in additional restructuring and related charges during the remainder of 2007 of up to $50 million. The results for the three and six months ended June 30, 2006 included a $15 million restructuring charge related to a reduction in headcount. In addition, the results for the six months ended June 30, 2006 included a $1 million restructuring charge primarily related to changes in estimates of previously established restructuring accruals and a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS.
     For the three months ended June 30, 2007, Operating Income before Depreciation and Amortization decreased slightly compared to the three months ended June 30, 2006, due primarily to a decline in Subscription revenues, partially offset by lower costs of revenues, lower selling, general and administrative expenses, and higher Advertising revenues. For the six months ended June 30, 2007, Operating Income before Depreciation and Amortization increased compared to the six

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
months ended June 30, 2006, due primarily to the gain on the sale of the German access business, higher Advertising revenues and lower costs of revenues and selling, general and administrative expenses, partially offset by lower Subscription revenues and higher restructuring costs. The increases in Operating Income for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, are due primarily to the changes in Operating Income before Depreciation and Amortization discussed above and lower depreciation expense as a result of a decline in network assets due to membership declines.
     In connection with AOL’s strategy, including its reduction of subscriber acquisition efforts, AOL expects to experience a continued decline in its subscribers and related Subscription revenues, and, for the remainder of 2007, a decline in subscriber ARPU as compared to the similar period in 2006. In addition, over the remainder of 2007, AOL expects to continue to reduce costs of revenues, including dial-up network and customer service expenses, and selling, general and administrative expenses.
     The Company expects that AOL’s growth rates for Operating Income before Depreciation and Amortization and Operating Income for the remainder of the year compared to the corresponding six-month period in the prior year, excluding the gains on the sales of AOL’s European access businesses, will be significantly lower than the levels of growth achieved for the first half of 2007 primarily as a result of continued declines in Subscription revenues, including the impact on Subscription revenues of the divestiture of AOL’s European access businesses.
     As previously noted under “Recent Developments,” on February 28, 2007, the Company completed the sale of AOL’s German access business to Telecom Italia S.p.A. for $850 million in cash, resulting in a pretax gain of approximately $670 million. In connection with this sale, the Company entered into a separate agreement to provide ongoing web services, including content, e-mail and other online tools and services to Telecom Italia S.p.A. As a result of the historical interdependency of AOL’s European access and audience businesses, the historical cash flows and operations of the access and audience businesses were not clearly distinguishable. Accordingly, AOL’s German access business and its other European access businesses, which were sold in 2006, have not been reflected as discontinued operations in the accompanying consolidated financial statements.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Cable. As previously noted under “Recent Developments,” on July 31, 2006, the Company completed the Adelphia/Comcast Transactions and began consolidating the results of the Acquired Systems. Additionally, on January 1, 2007, the Company began consolidating the results of the Kansas City Pool. Accordingly, the operating results for the three and six months ended June 30, 2007 include the results of the Legacy Systems, the Acquired Systems and the Kansas City Pool, and the operating results for the three and six months ended June 30, 2006 consist only of the results of the Legacy Systems. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the three and six months ended June 30, 2007 and 2006 are as follows (millions):

	Three Months Ended				Six Months Ended
	6/30/07	6/30/06	% Change		6/30/07	6/30/06	% Change
Revenues:
Subscription	$3,788	$2,389	59%		$7,450	$4,665	60%
Advertising	226	133	70%		415	242	71%

Total revenues	4,014	2,522	59%		7,865	4,907	60%
Costs of revenues(a)	(1,872)	(1,115)	68%		(3,755)	(2,202)	71%
Selling, general and administrative(a)	(692)	(446)	55%		(1,343)	(883)	52%
Merger-related and restructuring costs	(6)	(11)	(45%	)	(16)	(21)	(24%	)

Operating Income before Depreciation and Amortization	1,444	950	52%		2,751	1,801	53%
Depreciation	(669)	(388)	72%		(1,318)	(768)	72%
Amortization	(64)	(18)	256%		(143)	(37)	286%

Operating Income	$711	$544	31%		$1,290	$996	30%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Revenues, including the components of Subscription revenues, for the Legacy Systems, the Acquired Systems, the Kansas City Pool and Total Systems are as follows for the three and six months ended June 30, 2007 and 2006 (millions):

	Three Months Ended
	6/30/07				6/30/06
	Legacy	Acquired	Kansas	Total	Total
	Systems	Systems	City Pool	Systems	Systems(a)	% Change
Subscription revenues:
Video	$1,729	$712	$138	$2,579	$1,625	59%
High-speed data	666	207	51	924	601	54%
Voice(b)	245	19	21	285	163	75%

Total Subscription revenues	2,640	938	210	3,788	2,389	59%
Advertising revenues	141	76	9	226	133	70%

Total revenues	$2,781	$1,014	$219	$4,014	$2,522	59%

	Six Months Ended
	6/30/07				6/30/06
	Legacy	Acquired	Kansas	Total	Total
	Systems	Systems	City Pool	Systems	Systems(a)	% Change
Subscription revenues:
Video	$3,403	$1,407	$273	$5,083	$3,199	59%
High-speed data	1,314	404	100	1,818	1,169	56%
Voice(b)	475	34	40	549	297	85%

Total Subscription revenues	5,192	1,845	413	7,450	4,665	60%
Advertising revenues	257	140	18	415	242	71%

Total revenues	$5,449	$1,985	$431	$7,865	$4,907	60%

(a)	Revenues for the three and six months ended June 30, 2006 consist only of the results of the Legacy Systems.

(b)
Voice revenues included revenues primarily associated with Digital Phone, TWC’s voice service, as well as revenues associated with subscribers acquired from Comcast who received traditional, circuit-switched telephone service, which were $11 million and $25 million for the three and six months ended June 30, 2007, respectively. TWC continues to provide traditional, circuit-switched services to some of those subscribers and, in some areas, has begun the process of discontinuing the circuit-switched offering in accordance with regulatory requirements. In those areas where the circuit-switched offering is discontinued, the only voice service provided by TWC will be Digital Phone.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Subscriber numbers are as follows (thousands):

	Consolidated Subscribers(a) as of			Managed Subscribers(a) as of
	6/30/07	6/30/06	% Change	6/30/07	6/30/06	% Change
Subscribers:
Basic video(b)	13,391	8,680	54%	13,391	9,469	41%
Digital video(c)	7,732	4,649	66%	7,732	4,971	56%
Residential high-speed data(d)	7,188	4,308	67%	7,188	4,649	55%
Commercial high-speed data(d).	263	183	44%	263	199	32%
Digital Phone(e)	2,335	1,350	73%	2,335	1,462	60%

(a)
Historically, managed subscribers included TWC’s consolidated subscribers and subscribers in the Kansas City Pool of TKCCP, which TWC received on January 1, 2007 in the TKCCP asset distribution. Beginning January 1, 2007, subscribers in the Kansas City Pool are included in both managed and consolidated subscriber results as a result of the consolidation of the Kansas City Pool.

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

(e)
Digital Phone subscriber numbers reflect billable subscribers who receive IP-based telephony service. Digital Phone subscribers exclude subscribers acquired from Comcast in the Exchange who receive traditional, circuit-switched telephone service (which totaled approximately 74,000 consolidated subscribers at June 30, 2007).

     For the three and six months ended June 30, 2007, Subscription revenues increased, driven by the impact of the Acquired Systems, the consolidation of the Kansas City Pool, the continued penetration of digital video services, video price increases and growth in basic video, high-speed data and Digital Phone subscriber levels in the Legacy Systems. Aggregate revenues associated with TWC’s digital video services, including digital tiers, digital pay channels, pay-per-view, VOD, SVOD and DVRs, increased 71% to $609 million for the three months ended June 30, 2007 from $357 million for the three months ended June 30, 2006, and increased 70% to $1.172 billion for the six months ended June 30, 2007 from $689 million for the six months ended June 30, 2006. Strong growth rates for Subscription revenues associated with high-speed data and voice services are expected to continue during the remainder of 2007.
     For the three and six months ended June 30, 2007, Advertising revenues increased due to an increase in local and national advertising, primarily due to the impact of the Acquired Systems and, to a lesser extent, the consolidation of the Kansas City Pool and growth in the Legacy Systems.
     For the three and six months ended June 30, 2007, costs of revenues increased 68% and 71%, respectively, and, as a percentage of revenues, were 47% and 48% for the three and six months ended June 30, 2007, respectively, compared to 44% and 45% for the three and six months ended June 30, 2006, respectively. The increases in costs of revenues were primarily related to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as increases in video programming, employee, voice and other costs. The increases in costs of revenues as a percentage of revenues reflect lower margins in the Acquired Systems.
     For the three and six months ended June 30, 2007, video programming costs increased 66% to $882 million and 69% to $1.762 billion, respectively, due primarily to the impact of the Acquired Systems ($256 million and $513 million for the three and six months ended June 30, 2007, respectively) and the consolidation of the Kansas City Pool ($51 million and $101 million for the three and six months ended June 30, 2007, respectively), as well as contractual rate increases, the increase in video subscribers and the expansion of service offerings in the Legacy Systems. Video programming costs for the six months ended June 30, 2006 also included an $11 million benefit reflecting an adjustment in the amortization of certain launch support payments. For the three and six months ended June 30, 2007, employee costs increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool, higher headcount resulting from the continued roll-out of advanced services and salary increases. Additionally, employee costs for the six months ended June 30, 2006 included a benefit of approximately $16 million (with an additional benefit of approximately $5 million included in selling, general and administrative expenses) due to changes in estimates related to prior period medical benefit accruals. For the three and six months ended June 30, 2007, voice costs increased $40 million to $111 million and $92 million to $223 million, respectively, primarily due to growth in Digital Phone subscribers and the consolidation of the Kansas City Pool, offset partially by a decrease in per subscriber connectivity costs. Other costs increased 75% to $309 million and 72% to $609 million, respectively, for the three and six months ended June 30, 2007 primarily due to the impact of the Acquired

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Systems and the consolidation of the Kansas City Pool, as well as revenue-driven increases in fees paid to local franchise authorities and increases in other costs associated with the continued roll-out of advanced services in the Legacy Systems. In addition, other costs for the three and six months ended June 30, 2006 included a benefit of $10 million related to third-party maintenance support payment fees, reflecting the resolution of terms with an equipment vendor.
     The increase in selling, general and administrative expenses for the three and six months ended June 30, 2007 is primarily the result of higher employee, marketing and other costs due to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, increased headcount and higher costs resulting from the continued roll-out of advanced services, salary increases and an increase in equity-based compensation. The three and six months ended June 30, 2006 also included an $11 million charge (with an additional $2 million charge included in costs of revenues) reflecting an adjustment to prior period facility rent expense.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the Cable segment expensed non-capitalizable merger-related and restructuring costs associated with the Adelphia/Comcast Transactions of $3 million and $7 million for the three and six months ended June 30, 2007, respectively, and $7 million and $11 million for the three and six months ended June 30, 2006, respectively. In addition, the results included other restructuring costs of $3 million and $9 million for the three and six months ended June 30, 2007, respectively, and $4 million and $10 million for the three and six months ended June 30, 2006, respectively. TWC’s restructuring activities are part of its broader plans to simplify its organizational structure and enhance its customer focus. TWC is in the process of executing these initiatives and expects to incur additional costs as these plans continue to be implemented throughout 2007.
     Operating Income before Depreciation and Amortization increased for the three and six months ended June 30, 2007 principally as a result of revenue growth, partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above.
     Operating Income increased for the three and six months ended June 30, 2007 primarily due to the increase in Operating Income before Depreciation and Amortization described above, partially offset by increases in both depreciation and amortization expense. Depreciation expense increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and demand-driven increases in recent years of purchases of customer premise equipment, which generally has a significantly shorter useful life compared to the mix of assets previously purchased. Amortization expense increased primarily as a result of the amortization of intangible assets related to customer relationships associated with the Acquired Systems. This was partially offset by a decrease due to the absence during the second quarter of 2007 of amortization expense associated with customer relationships recorded in connection with the restructuring of TWE in 2003, which were fully amortized at the end of the first quarter of 2007.
     The Company anticipates that Operating Income before Depreciation and Amortization and Operating Income will continue to increase during the second half of 2007 as compared to the similar period in the prior year, although the full year rates of growth are expected to be lower than those experienced in the first half of 2007 because the last five months of 2006 also included contributions from the Acquired Systems.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the three and six months ended June 30, 2007 and 2006 are as follows (millions):

	Three Months Ended				Six Months Ended
	6/30/07	6/30/06	% Change		6/30/07	6/30/06	% Change
Revenues:
Subscription	$7	$—	NM		$14	$—	NM
Advertising	13	1	NM		18	1	NM
Content	2,179	2,296	(5%	)	4,842	5,005	(3%	)
Other	54	66	(18%	)	122	136	(10%	)

Total revenues	2,253	2,363	(5%	)	4,996	5,142	(3%	)
Costs of revenues(a)	(1,709)	(1,741)	(2%	)	(3,717)	(3,685)	1%
Selling, general and administrative(a)	(370)	(391)	(5%	)	(773)	(767)	1%
Restructuring costs	—	(2)	NM		—	(4)	NM

Operating Income before Depreciation and Amortization	174	229	(24%	)	506	686	(26%	)
Depreciation	(40)	(34)	18%		(75)	(68)	10%
Amortization	(53)	(54)	(2%	)	(107)	(109)	(2%	)

Operating Income	$81	$141	(43%	)	$324	$509	(36%	)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Content revenues include theatrical product (which is content made available for initial airing in theaters), television product (which is content made available for initial airing on television), and consumer product and other. The components of Content revenues for the three and six months ended June 30, 2007 and 2006 are as follows (millions):

	Three Months Ended				Six Months Ended
	6/30/07	6/30/06	% Change		6/30/07	6/30/06	% Change
Theatrical product:
Theatrical film	$334	$226	48%		$787	$526	50%
Television licensing	404	427	(5%	)	836	789	6%
Home video	569	608	(6%	)	1,310	1,605	(18%	)

Total theatrical product	1,307	1,261	4%		2,933	2,920	—

Television product:
Television licensing	604	734	(18%	)	1,365	1,489	(8%	)
Home video	173	179	(3%	)	327	357	(8%	)

Total television product	777	913	(15%	)	1,692	1,846	(8%	)

Consumer product and other	95	122	(22%	)	217	239	(9%	)

Total Content revenues	$2,179	$2,296	(5%	)	$4,842	$5,005	(3%	)

     The increase in theatrical film revenues for the three and six months ended June 30, 2007 was due primarily to the success of certain key releases in 2007, which compared favorably to 2006. Revenues for the three and six months ended June 30, 2007 included the releases of 300, Ocean’s 13 and Music and Lyrics and for the six months ended June 30, 2007 included carryover from Blood Diamond. The 2006 releases included the June 28, 2006 domestic release of Superman Returns and the six months ended June 30, 2006 included international carryover of Harry Potter and the Goblet of Fire. The decline in theatrical product revenues from television licensing for the three months ended June 30, 2007 compared to the similar period in the prior year reflects the timing and quantity of availabilities, including Wedding Crashers for the three months ended June 30, 2006. For the six months ended June 30, 2007, this decline was more than offset by a greater number of significant titles in the first quarter of 2007. Home video sales of theatrical product declined for the three and six months ended June 30, 2007 primarily due to difficult comparisons as the similar periods in the prior year included revenues from the release of Harry Potter and the Goblet of Fire and Wedding Crashers compared to the release of Happy Feet for the three and six months ended June 30, 2007.
     The decline in license fees from television product for the three and six months ended June 30, 2007 was due primarily to difficult comparisons to the prior year periods, which included the initial off-network availability of the first three seasons of Without a Trace and second-cycle off-network non-continuance license arrangements for Friends in the second

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
quarter of 2006. The decline in home video sales of television product for the six months ended June 30, 2007 reflects difficult comparisons to the prior year period, which included higher revenues attributable to Seinfeld and Friends.
     The decrease in costs of revenues for the three months ended June 30, 2007 resulted primarily from lower film costs ($943 million for the three months ended June 30, 2007 compared to $1.036 billion for the three months ended June 30, 2006) and lower home video manufacturing and distribution costs related to a decline in volume, partially offset by higher theatrical advertising and print costs resulting from the timing, quantity and mix of films released. The increase in costs of revenues for the six months ended June 30, 2007 resulted primarily from higher theatrical advertising and print costs resulting from the timing, quantity and mix of films released, partially offset by lower film costs ($2.086 billion for the six months ended June 30, 2007 compared to $2.168 billion for the six months ended June 30, 2006) and lower home video manufacturing and distribution costs related to a decline in volume. Included in film costs are pre-release theatrical film valuation adjustments, which increased to $51 million for the three months ended June 30, 2007 from $36 million for the three months ended June 30, 2006, and remained flat at $104 million for the six months ended June 30, 2007 compared to $105 million for the six months ended June 30, 2006. Costs of revenues as a percentage of revenues increased to 76% for the three months ended June 30, 2007 from 74% for the three months ended June 30, 2006, and to 74% for the six months ended June 30, 2007 from 72% for the six months ended June 30, 2006, reflecting the quantity and mix of products released.
     For the three and six months ended June 30, 2007, selling, general and administrative expenses benefited from higher distribution fees earned, partially offset by higher employee costs for the six months ended June 30, 2007.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and six months ended June 30, 2006 included $2 million and $4 million, respectively, of restructuring charges as a result of changes in estimates of previously established restructuring accruals.
     Operating Income before Depreciation and Amortization and Operating Income decreased for the three and six months ended June 30, 2007 primarily due to a decline in revenues. The six months ended June 30, 2006 also included a benefit of $42 million from the sale of certain international film rights.
     The Company anticipates that both Operating Income before Depreciation and Amortization and Operating Income at the Filmed Entertainment segment will increase for the remainder of 2007 relative to the corresponding six-month period in 2006 due primarily to expectations of improved theatrical distribution and home video performance resulting from the current year’s theatrical release slate.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three and six months ended June 30, 2007 and 2006 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/07	6/30/06	% Change	6/30/07	6/30/06	% Change
		(recast)			(recast)
Revenues:
Subscription	$1,561	$1,490	5%	$3,106	$2,952	5%
Advertising	817	915	(11%)	1,472	1,658	(11%)
Content	212	206	3%	412	400	3%
Other	11	14	(21%)	21	25	(16%)

Total revenues	2,601	2,625	(1%)	5,011	5,035	—
Costs of revenues(a)	(1,373)	(1,372)	—	(2,440)	(2,448)	—
Selling, general and administrative(a)	(466)	(491)	(5%)	(872)	(943)	(8%)
Asset impairments	(34)	—	NM	(34)	—	NM
Restructuring and shutdown costs	(16)	(81)	(80%)	(16)	(81)	(80%)

Operating Income before Depreciation and Amortization	712	681	5%	1,649	1,563	6%
Depreciation	(73)	(68)	7%	(147)	(135)	9%
Amortization	(5)	(2)	150%	(8)	(5)	60%

Operating Income	$634	$611	4%	$1,494	$1,423	5%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     On September 17, 2006, Warner Bros. and CBS ceased the stand-alone operations of The WB Network and UPN, respectively, and formed The CW, an equity method investee of the Company. The Networks segment results included the operations of The WB Network through the date of its shutdown on September 17, 2006. For the three and six months ended June 30, 2006, the Networks segment operating results included revenues of $160 million and $299 million, respectively, and an Operating Loss of $81 million and $110 million, respectively, from The WB Network.
     The increase in Subscription revenues for the three and six months ended June 30, 2007 was due primarily to higher subscription rates and, to a lesser extent, an increase in the number of subscribers at Turner.
     The decrease in Advertising revenues for the three and six months ended June 30, 2007 was driven primarily by the impact of the shutdown of The WB Network on September 17, 2006, partially offset by higher Advertising revenues across Turner’s primary networks.
     For the three and six months ended June 30, 2007, costs of revenues remained essentially flat due primarily to a decline in programming costs, offset by increases in distribution costs and costs related to digital initiatives. Programming costs decreased 2% to $1.028 billion for the three months ended June 30, 2007 from $1.049 billion for the three months ended June 30, 2006 and decreased 3% to $1.768 billion for the six months ended June 30, 2007 from $1.824 billion for the six months ended June 30, 2006. The decrease in programming costs for the three and six months ended June 30, 2007 was primarily due to the shutdown of The WB Network on September 17, 2006, partially offset by higher acquired theatrical programming costs at HBO and an increase in sports programming costs at Turner, particularly related to NASCAR and NBA programming. Costs of revenues as a percentage of revenues were 53% and 52% for the three months ended June 30, 2007 and 2006, respectively, and were 49% for both the six months ended June 30, 2007 and 2006.
     For the three and six months ended June 30, 2007, selling, general and administrative expenses decreased due primarily to the shutdown of The WB Network on September 17, 2006.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and six months ended June 30, 2007 include a $34 million noncash charge related to the impairment of the Court TV tradename as a result of rebranding the Court TV network name to truTV, effective January 1, 2008, and approximately $16 million of restructuring charges and severance related to recent senior management changes at HBO. The results for the three and six months ended June 30, 2006 include shutdown costs of $81 million related to the shutdown of The WB Network, including $8 million related to employee terminations, $19 million related to contractual settlements and $54

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
million related to the termination of certain programming arrangements (primarily licensed movie rights). Included in the $54 million of costs to terminate programming arrangements is $29 million of costs related to terminating intercompany programming arrangements with other Time Warner divisions (e.g., New Line) that have been eliminated in consolidation, resulting in a net charge related to programming arrangements of $25 million.
     Operating Income before Depreciation and Amortization and Operating Income increased for the three and six months ended June 30, 2007 primarily due to declines in selling, general and administrative expenses and the absence of restructuring and shutdown costs of The WB Network incurred in the prior year quarter, partially offset by the asset impairment recorded in the second quarter of 2007, as described above.
     The Company expects the growth rates for the Networks segment to be relatively flat for the third quarter of 2007, compared to the similar period in the prior year, reflecting primarily higher investments in programming.
     Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three and six months ended June 30, 2007 and 2006 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/07	6/30/06	% Change	6/30/07	6/30/06	% Change
		(recast)			(recast)
Revenues:
Subscription	$383	$385	(1%)	$739	$746	(1%)
Advertising	714	708	1%	1,268	1,246	2%
Content	13	10	30%	26	21	24%
Other	143	149	(4%)	268	302	(11%)

Total revenues	1,253	1,252	—	2,301	2,315	(1%)
Costs of revenues(a)	(475)	(489)	(3%)	(911)	(927)	(2%)
Selling, general and administrative(a)	(469)	(472)	(1%)	(962)	(968)	(1%)
Restructuring costs	(7)	(22)	(68%)	(42)	(34)	24%

Operating Income before Depreciation and Amortization	302	269	12%	386	386	—
Depreciation	(30)	(28)	7%	(57)	(56)	2%
Amortization	(16)	(14)	14%	(35)	(29)	21%

Operating Income	$256	$227	13%	$294	$301	(2%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     For the three and six months ended June 30, 2007, Subscription revenues declined slightly primarily as a result of lower newsstand sales, lower subscription revenues for several domestic titles and the closure of Teen People in September 2006, partially offset by the favorable effects of foreign currency exchange rates at IPC.
     For the three and six months ended June 30, 2007, Advertising revenues increased due primarily to growth in digital revenues, reflecting contributions from People.com, CNNMoney.com and SI.com, and the favorable effects of foreign currency exchange rates at IPC, partially offset by a decrease in domestic print Advertising revenues including the impact of the closures of Teen People and LIFE.
     For the three and six months ended June 30, 2007, Other revenues decreased due primarily to declines at Southern Living At Home. In addition, for the six months ended June 30, 2007, the decrease in Other revenues is also due to declines at Synapse, a subscription marketing business.
     Costs of revenues decreased 3% for the three months ended June 30, 2007 and, as a percentage of revenues, were 38% and 39% for the three months ended June 30, 2007 and 2006, respectively. Costs of revenues decreased 2% for the six months ended June 30, 2007 and, as a percentage of revenues, were 40% for the six months ended both June 30, 2007 and 2006. Costs of revenues for the magazine publishing business include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased 7% to $414 million for the three months ended June 30, 2007 and decreased 5% to $798 million for the six months ended June 30, 2007, primarily due to editorial-related and manufacturing cost savings. These decreases at the magazine publishing business were offset by increased costs associated with investments in digital properties, including incremental editorial costs and the unfavorable effects of foreign currency exchange rates at IPC.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Selling, general and administrative expenses remained essentially flat for the three and six months ended June 30, 2007 primarily due to recent cost savings initiatives and the closure of Teen People, offset by costs associated with the investment in digital properties and the unfavorable effects of foreign currency exchange rates at IPC.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and six months ended June 30, 2007 include $7 million and $42 million, respectively, of restructuring costs, primarily severance associated with continuing efforts to streamline operations and costs related to the shutdown of LIFE magazine in the first quarter of 2007. The results for the three and six months ended June 30, 2006 include $22 million and $34 million, respectively, of restructuring costs, primarily associated with continuing efforts to streamline operations.
     Operating Income before Depreciation and Amortization and Operating Income for the three months ended June 30, 2007 increased due primarily to a decrease in costs of revenues and restructuring costs. For the six months ended June 30, 2007, Operating Income before Depreciation and Amortization and Operating Income remained essentially flat due primarily to a decline in revenues and an increase in restructuring charges of $8 million, partially offset by a decline in costs of revenues.
     Corporate. Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the three and six months ended June 30, 2007 and 2006 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/07	6/30/06	% Change	6/30/07	6/30/06	% Change
Amounts related to securities litigation and government investigations	$(4)	$(32)	(88%)	$(167)	$(61)	174%
Selling, general and administrative(a)	(89)	(94)	(5%)	(194)	(206)	(6%)
Gain on sale of assets	—	—	—	—	20	NM
Restructuring costs	—	—	—	—	(5)	NM

Operating Loss before Depreciation and Amortization	(93)	(126)	(26%)	(361)	(252)	43%
Depreciation	(12)	(9)	33%	(23)	(22)	5%

Operating Loss	$(105)	$(135)	(22%)	$(384)	$(274)	40%

(a)	Selling, general and administrative expenses exclude depreciation.
     As previously noted, the Company recognized legal reserves as well as legal and other professional fees related to the defense of various shareholder lawsuits, totaling $5 million and $176 million for the three and six months ended June 30, 2007, respectively, and $35 million and $114 million for the three and six months ended June 30, 2006, respectively. In addition, the Company recognized related insurance recoveries of $1 million and $9 million for the three and six months ended June 30, 2007, respectively, and $3 million and $53 million for the three and six months ended June 30, 2006, respectively. Legal fees are expected to continue to be incurred in future periods, primarily related to ongoing proceedings with respect to certain former employees of the Company.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the six months ended June 30, 2006 include approximately $5 million of restructuring costs and a gain of approximately $20 million on the sale of two aircraft.
     Excluding the items noted above, for the three and six months ended June 30, 2007, Operating Loss before Depreciation and Amortization and Operating Loss decreased due primarily to lower professional and financial advisory costs.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to Time Warner should be sufficient to fund its capital and liquidity needs for the foreseeable future, including the quarterly dividend payments and its new $5 billion common stock repurchase program. Time Warner’s sources of cash include cash provided by operations, expected proceeds from recently announced sales of assets, cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper programs of $3.114 billion at Time Warner and $3.327 billion at TWC, in each case as of June 30, 2007, and access to the capital markets. Time Warner increased the size of its unsecured commercial paper program from $5.0 billion to $7.0 billion in January 2007.
Current Financial Condition
     At June 30, 2007, Time Warner had $35.899 billion of debt, $890 million of cash and equivalents (net debt of $35.009 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable preferred membership units at a subsidiary and $59.215 billion of shareholders’ equity, compared to $34.997 billion of debt, $1.549 billion of cash and equivalents (net debt of $33.448 billion), $300 million of mandatorily redeemable preferred membership units at a subsidiary and $60.389 billion of shareholders’ equity at December 31, 2006.
     The following table shows the significant items contributing to the increase in net debt from December 31, 2006 to June 30, 2007 (millions):

Balance at December 31, 2006	$33,448
Cash provided by operations	(3,119)
Proceeds from exercise of stock options	(420)
Capital expenditures and product development costs from continuing operations	1,987
Dividends paid to common stockholders	417
Repurchases of common stock	3,668
Acquisition of Third Screen Media	104
Proceeds from sale of AOL’s German access business	(850)
Proceeds from sale of the Parenting Group and most of the Time4 Media magazine titles	(220)
Proceeds from sale of the Company’s 50% interest in Bookspan	(145)
All other, net	139

Balance at June 30, 2007(a)	$35,009

(a)	Included in the net debt balance is approximately $202 million that represents the net unamortized fair value adjustment recognized as a result of the merger of AOL and Historic TW.
     As noted under “Recent Developments,” in July 2005, Time Warner’s Board of Directors authorized a common stock repurchase program that, as amended over time, allowed the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. As of June 30, 2007, the Company completed its $20 billion common stock repurchase program, having repurchased approximately 1.1 billion shares of common stock from the program’s inception through such date (Note 6).
     As noted under “Recent Developments,” on July 26, 2007, Time Warner’s Board of Directors authorized a new common stock repurchase program that allows the Company to purchase, from time to time, up to an aggregate of $5 billion of common stock. Purchases under this new stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases are based on a number of factors, including price and business and market conditions.
     As noted under “Recent Developments,” on June 21, 2007, the Company announced an agreement to sell Tegic, a wholly owned subsidiary of AOL, to Nuance for approximately $265 million in cash. This transaction, which is subject to customary closing conditions, is expected to close in the third quarter of 2007. The Company expects to record a pretax gain on this sale ranging from approximately $160 million to $190 million. The results of operations of Tegic have been reflected as discontinued operations for all periods presented.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     As noted under “Recent Developments,” on July 23, 2007, the Company entered into an agreement to purchase TACODA, an online behavioral targeting advertising network, for approximately $275 million in cash. The transaction, which is subject to customary closing conditions, is expected to close in the third quarter of 2007.
     As noted under “Recent Developments,” on December 14, 2006, Turner announced an agreement with Claxson to purchase seven pay television networks operating in Latin America for approximately $235 million (net of cash acquired). The transaction, which is subject to customary closing conditions, is expected to close in the second half of 2007.
     TWC is a participant in a wireless spectrum joint venture with several other cable companies and Sprint (the “Wireless Joint Venture”), which, on November 29, 2006, was awarded certain advanced wireless spectrum licenses in an FCC auction. In 2006, TWC invested approximately $633 million in the Wireless Joint Venture. Under the joint venture agreement, Sprint has the right to exit the Wireless Joint Venture upon 60 days’ notice and to require that the Wireless Joint Venture purchase its interests for an amount equal to Sprint’s capital contributions. During the second quarter of 2007, Sprint notified the Wireless Joint Venture that it was exercising this option. TWC expects to contribute approximately $30 million to the Wireless Joint Venture during the third quarter of 2007 to fund its share of the payment to Sprint. Under certain circumstances, the remaining members have the ability to exit the Wireless Joint Venture and receive from the Wireless Joint Venture, subject to certain limitations and adjustments, advanced wireless spectrum licenses covering their operating areas.
     On December 29, 2006, the Company completed the sale of AOL’s U.K. access business for $712 million, $476 million of which was paid at closing and the remainder of which is payable over the eighteen months following the closing. As of June 30, 2007, the Company expects to receive the remaining approximately $200 million over the twelve months ending June 30, 2008. The receivable due from the purchaser of the U.K. access business is non-interest bearing, and was recorded at its discounted present value upon the closing of the sale transaction. In addition, the receivable is denominated in British pounds, and the U.S. dollar amount presented is subject to change based on fluctuations in the exchange rate between the U.S. dollar and the British pound.
     On May 1, 2007, Time Warner’s 6.15% notes due May 1, 2007 (aggregate principal amount of $1.0 billion) matured and were retired, and on August 15, 2007, Time Warner’s 8.18% notes due August 15, 2007 (aggregate principal amount of $546 million) will mature.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Cash Flows
     Cash and equivalents decreased by $659 million and $2.976 billion for the six months ended June 30, 2007 and 2006, respectively. Components of these changes are discussed below in more detail.
Operating Activities
     Details of cash provided by operations are as follows (millions):

	Six Months Ended
	6/30/07	6/30/06
		(recast)
Operating Income before Depreciation and Amortization	$6,640	$5,129
Amounts related to securities litigation and government investigations:
Net expenses	167	61
Cash payments, net of recoveries	(910)	(227)
Gain on dispositions of assets	(669)	(22)
Noncash asset impairments	35	—
Net interest payments(a)	(1,091)	(690)
Net income taxes paid(b)	(327)	(201)
Noncash equity-based compensation	173	161
Net cash flows from discontinued operations(c)	55	156
Merger-related and restructuring payments, net of accruals(d)	(83)	20
All other, net, including working capital changes	(871)	(230)

Cash provided by operations	$3,119	$4,157

(a)	Includes interest income received of $44 million and $87 million in 2007 and 2006, respectively.

(b)	Includes income tax refunds received of $65 million and $26 million in 2007 and 2006, respectively.

(c)
Reflects net income from discontinued operations of $138 million and $437 million in 2007 and 2006, respectively, net of noncash gains and expenses and working capital-related adjustments of $83 million in 2007 and $281 million in 2006.

(d)	Includes payments for restructuring and merger-related costs and payments for certain other merger-related liabilities, net of accruals.
     Cash provided by operations decreased to $3.119 billion in 2007 compared to $4.157 billion in 2006. The decrease in cash provided by operations was related primarily to increases in payments made in connection with the settlements in the securities litigation and the government investigations, interest payments, income taxes paid and cash used for working capital, partially offset by an increase in Operating Income before Depreciation and Amortization. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The change in working capital between periods is primarily related to higher programming costs and production spending, as well as higher payments on accounts payable.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Investing Activities
     Details of cash used by investing activities are as follows (millions):

	Six Months Ended
	6/30/07	6/30/06
		(recast)
Investments in available-for-sale securities	$(86)	$—
Investments and acquisitions, net of cash acquired:
Third Screen Media	(104)	—
Court TV	—	(697)
Synapse(a)	—	(140)
All other	(211)	(178)
Investment activities of discontinued operations	(26)	—
Capital expenditures and product development costs from continuing operations	(1,987)	(1,681)
Capital expenditures and product development costs from discontinued operations	—	(55)
Proceeds from the sale of available-for-sale securities	23	23
Proceeds from the sale of AOL’s German access business	850	—
Proceeds from the sale of the Parenting Group and most of the Time4 Media magazine titles	220	—
Proceeds from the sale of the Company’s 50% interest in Bookspan	145	—
Proceeds from the sale of Time Warner Book Group	—	524
Proceeds from the sale of Turner South	—	371
Proceeds from the sale of a portion of the Company’s interest in Time Warner Telecom	—	239
Proceeds from the issuance of a 5% equity interest by AOL	—	1,000
All other investment and asset sale proceeds	205	95

Cash used by investing activities	$(971)	$(499)

(a)	Represents purchase of remaining interest in Synapse Group Inc.
     Cash used by investing activities was $971 million in 2007 compared to $499 million in 2006. The change in cash used by investing activities is primarily due to the absence of the proceeds from the 2006 issuance of a 5% equity interest by AOL and an increase in capital expenditures and product development costs, principally at the Company’s Cable segment, partially offset by a decline in investments and acquisitions, net of cash acquired. The increase in capital expenditures was principally associated with the Acquired Systems, as well as the continued roll-out of TWC’s advanced digital services.
     As a result of the Adelphia/Comcast Transactions, the Company has made and anticipates continuing to make significant capital expenditures related to the continued integration of the Acquired Systems, including improvements to plant and technical performance and upgrading system capacity, which will allow TWC to offer its advanced services and features in the Acquired Systems. Through December 31, 2006, the Company incurred approximately $200 million of such expenditures, and the Company estimates that it will incur additional expenditures of approximately $225 million to $275 million during 2007 (including approximately $90 million incurred during the six months ended June 30, 2007). TWC expects that these upgrades will be substantially complete by the end of 2007. The Company does not believe that these expenditures will have a material negative impact on its liquidity or capital resources.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Financing Activities
     Details of cash used by financing activities are as follows (millions):

	Six Months Ended
	6/30/07	6/30/06
Borrowings	$9,542	$4,818
Debt repayments	(8,614)	(1,667)
Proceeds from exercise of stock options	420	306
Excess tax benefit on stock options	58	47
Principal payments on capital leases	(32)	(47)
Repurchases of common stock	(3,668)	(9,300)
Prepaid stock repurchase contracts	—	(340)
Dividends paid	(417)	(435)
Other financing activities	(96)	(16)

Cash used by financing activities	$(2,807)	$(6,634)

     Cash used by financing activities was $2.807 billion in 2007 compared to $6.634 billion in 2006. The change in cash used by financing activities is primarily due to a decline in repurchases of common stock made in connection with the Company’s $20 billion common stock repurchase program, partially offset by a decline in net borrowings (i.e. borrowings less repayments).
TWC Debt Securities
     On April 9, 2007, TWC completed the issuance of $5.0 billion in aggregate principal amount of senior unsecured notes and debentures (the “Cable Bond Offering”) consisting of $1.5 billion principal amount of 5.40% Notes due 2012 (the “2012 Notes”), $2.0 billion principal amount of 5.85% Notes due 2017 (the “2017 Notes”) and $1.5 billion principal amount of 6.55% Debentures due 2037 (the “2037 Debentures” and, together with the 2012 Notes and the 2017 Notes, the “Cable Debt Securities”) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Cable Debt Securities are guaranteed by TWE and TW NY Cable Holding Inc. (“TWNYCH” and, together with TWE, the “Guarantors”). TWC used a portion of the net proceeds of the Cable Bond Offering to repay all of the outstanding indebtedness under its $4.0 billion three-year term credit facility, which was terminated on April 13, 2007. The balance of the net proceeds was used to repay a portion of the outstanding indebtedness under TWC’s $4.0 billion five-year term credit facility on April 27, 2007, which reduced the amounts outstanding under that facility to $3.045 billion as of such date.
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
     The 2012 Notes mature on July 2, 2012, the 2017 Notes mature on May 1, 2017 and the 2037 Debentures mature on May 1, 2037. Interest on the 2012 Notes is payable semi-annually in arrears on January 2 and July 2 of each year, beginning on July 2, 2007. Interest on the 2017 Notes and the 2037 Debentures is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2007. The Cable Debt Securities are unsecured senior obligations of TWC and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the Cable Debt Securities are unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.
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
     In connection with the issuance of the Cable Debt Securities, on April 9, 2007, TWC, the Guarantors and the initial purchasers of the Cable Debt Securities entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which TWC agreed, among other things, to use its commercially reasonable efforts to consummate a registered exchange offer for the Cable Debt Securities within 270 days after the issuance date of the Cable Debt Securities or cause a shelf registration statement covering the resale of the Cable Debt Securities to be declared effective within specified periods. TWC will be required to pay additional interest of 0.25% per annum on the Cable Debt Securities if it fails to timely comply with its obligations under the Registration Rights Agreement until such time as it complies. On June 7, 2007, TWC and the Guarantors filed with the SEC a registration statement on Form S-4 covering a registered exchange offer for the Cable Debt Securities. The registration statement is not yet effective.
Commercial Paper Programs
     On January 25, 2007, Time Warner entered into a $7.0 billion unsecured commercial paper program (the “TW Program”) that replaced its previous $5.0 billion unsecured commercial paper program, which was terminated in February 2007 upon repayment of the last amounts issued thereunder. The obligations of Time Warner under the TW Program are guaranteed by TW AOL Holdings Inc. (“TW AOL”) and Historic TW. In addition, the obligations of Historic TW are guaranteed by Turner and Time Warner Companies, Inc. Proceeds from the TW Program may be used for general corporate purposes, including investments, repayment of debt and acquisitions. Commercial paper issued by Time Warner is supported by unused committed capacity under the Company’s $7.0 billion senior unsecured five-year revolving credit facility. As of June 30, 2007, approximately $3.803 billion of commercial paper was outstanding under the TW Program.
     On December 4, 2006, TWC entered into a $6.0 billion unsecured commercial paper program (the “TWC Program”) that replaced its previous $2.0 billion commercial paper program, which was terminated on February 14, 2007 upon repayment of the last remaining notes issued under that program. The TWC Program is guaranteed by TWNYCH and TWE. Commercial paper issued by TWC under the TWC Program is supported by unused committed capacity under TWC’s $6.0 billion senior unsecured revolving credit facility and ranks pari passu with other unsecured senior indebtedness of TWC, TWE and TWNYCH. As of June 30, 2007, approximately $2.5 billion of commercial paper was outstanding under the TWC Program.
Programming Licensing Backlog
     Programming licensing backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $4.1 billion and $4.2 billion at June 30, 2007 and December 31, 2006, respectively. Included in these amounts is licensing of film product from one Time Warner division to another Time Warner division in the amount of $763 million and $702 million at June 30, 2007 and December 31, 2006, respectively.
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
     Further, for Time Warner generally, lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments may result in Time Warner’s inability to realize the value of recorded intangibles and goodwill at those segments. In addition, achieving the Company’s financial objectives, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in the 2006 Form 10-K, as well as:
•	economic slowdowns;

•	the impact of terrorist acts and hostilities;

•	changes in the Company’s plans, strategies and intentions;

•	the impacts of significant acquisitions, dispositions and other similar transactions;

•	the failure to meet earnings expectations; and

•	decreased liquidity in the capital markets, including any reduction in the ability to access the capital markets for debt securities or bank financings.

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
Changes in Internal Control Over Financial Reporting
     On July 31, 2006, the Company’s Cable segment acquired certain cable systems from Adelphia and Comcast and, as a result, is integrating the processes, systems and controls relating to the acquired cable systems into the Cable segment’s existing system of internal control over financial reporting. The Cable segment has continued to integrate into its control structure many of the processes, systems and controls relating to the acquired cable systems in accordance with its integration plans. In addition, various transitional controls designed to supplement existing internal controls have been implemented with respect to the acquired systems. Except for the processes, systems and controls relating to the integration of the acquired cable systems at the Cable segment, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited; millions, except per share amounts)

	June 30,	December 31,
	2007	2006
		(recast)
ASSETS
Current assets
Cash and equivalents	$890	$1,549
Restricted cash	5	29
Receivables, less allowances of $1,883 and $2,271	5,649	6,064
Inventories	1,960	1,907
Prepaid expenses and other current assets	940	1,136
Current assets of discontinued operations	12	166

Total current assets	9,456	10,851
Noncurrent inventories and film costs	5,480	5,394
Investments, including available-for-sale securities	2,091	3,426
Property, plant and equipment, net	17,390	16,718
Intangible assets subject to amortization, net	5,030	5,204
Intangible assets not subject to amortization	47,239	46,362
Goodwill	40,995	40,749
Other assets	2,032	2,389
Noncurrent assets of discontinued operations	43	576

Total assets	$129,756	$131,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,028	$1,357
Participations payable	1,974	2,049
Royalties and programming costs payable	1,233	1,215
Deferred revenue	1,306	1,434
Debt due within one year	76	64
Other current liabilities	4,541	6,508
Current liabilities of discontinued operations	90	153

Total current liabilities	10,248	12,780
Long-term debt	35,823	34,933
Mandatorily redeemable preferred membership units issued by a subsidiary	300	300
Deferred income taxes	12,486	13,114
Deferred revenue	402	528
Other liabilities	7,046	5,462
Noncurrent liabilities of discontinued operations	50	124
Minority interests	4,186	4,039
Commitments and contingencies (Note 11)
Shareholders’ equity
Series LMCN-V common stock, $0.01 par value, 18.8 million shares issued and outstanding at December 31, 2006	—	—
Time Warner common stock, $0.01 par value, 4.868 and 4.836 billion shares issued and 3.727 and 3.864 billion shares outstanding	49	48
Common stock due from Liberty Media Corporation	(83)	—
Paid-in-capital	172,372	172,083
Treasury stock, at cost (1,141 and 972 million shares)	(22,892)	(19,140)
Accumulated other comprehensive income (loss), net	11	(136)
Accumulated deficit	(90,242)	(92,466)

Total shareholders’ equity	59,215	60,389

Total liabilities and shareholders’ equity	$129,756	$131,669

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited; millions, except per share amounts)

	Three Months Ended		Six Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06
		(recast)		(recast)
Revenues:
Subscription	$6,229	$5,668	$12,468	$11,162
Advertising	2,268	2,173	4,200	3,922
Content	2,243	2,269	5,022	5,015
Other	240	251	474	500

Total revenues(a)	10,980	10,361	22,164	20,599
Costs of revenues(a)	(6,417)	(5,814)	(12,913)	(11,491)
Selling, general and administrative(a)	(2,397)	(2,555)	(4,806)	(5,110)
Amortization of intangible assets	(158)	(127)	(335)	(256)
Amounts related to securities litigation and government investigations	(4)	(32)	(167)	(61)
Merger-related, restructuring and shutdown costs	(33)	(102)	(101)	(132)
Asset impairments	(34)	—	(35)	—
Gains/(losses) on disposal of assets, net	(1)	—	669	22

Operating income	1,936	1,731	4,476	3,571
Interest expense, net(a)	(574)	(336)	(1,125)	(635)
Other income, net	108	47	233	358
Minority interest expense, net	(91)	(105)	(221)	(176)

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,379	1,337	3,363	3,118
Income tax provision	(434)	(505)	(1,231)	(1,103)

Income before discontinued operations and cumulative effect of accounting change	945	832	2,132	2,015
Discontinued operations, net of tax	122	182	138	437

Income before cumulative effect of accounting change	1,067	1,014	2,270	2,452
Cumulative effect of accounting change, net of tax	—	—	—	25

Net income	$1,067	$1,014	$2,270	$2,477

Basic income per common share before discontinued operations and cumulative effect of accounting change	$0.25	$0.20	$0.56	$0.46
Discontinued operations	0.03	0.04	0.04	0.10
Cumulative effect of accounting change	—	—	—	0.01

Basic net income per common share	$0.28	$0.24	$0.60	$0.57

Average basic common shares	3,756.7	4,227.9	3,798.1	4,363.7

Diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.25	$0.20	$0.55	$0.46
Discontinued operations	0.03	0.04	0.04	0.10
Cumulative effect of accounting change	—	—	—	—

Diluted net income per common share	$0.28	$0.24	$0.59	$0.56

Average diluted common shares	3,807.1	4,266.2	3,849.2	4,405.7

Cash dividends declared per share of common stock	$0.055	$0.05	$0.11	$0.10

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$81	$67	$189	$148
Costs of revenues	(68)	(51)	(111)	(96)
Selling, general and administrative	(2)	12	(3)	20
Interest expense, net	—	13	—	24
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30,
(Unaudited, millions)

	2007	2006
		(recast)
OPERATIONS
Net income(a)	$2,270	$2,477
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	—	(25)
Depreciation and amortization	2,164	1,558
Amortization of film costs	1,461	1,564
Asset impairments	35	—
Gain on investments and other assets, net	(951)	(321)
Equity in (income) losses of investee companies, net of cash distributions	28	(28)
Equity-based compensation	173	161
Minority interests	221	176
Deferred income taxes	1,014	771
Amounts related to securities litigation and government investigations	(743)	(166)
Changes in operating assets and liabilities, net of acquisitions	(2,470)	(1,729)
Adjustments relating to discontinued operations(a)	(83)	(281)

Cash provided by operations(b)	3,119	4,157

INVESTING ACTIVITIES
Investments in available-for-sale securities	(86)	—
Investments and acquisitions, net of cash acquired	(315)	(1,015)
Investment activities of discontinued operations	(26)	—
Capital expenditures and product development costs	(1,987)	(1,681)
Capital expenditures from discontinued operations	—	(55)
Investment proceeds from available-for-sale securities	23	23
Other investment proceeds	1,420	2,229

Cash used by investing activities	(971)	(499)

FINANCING ACTIVITIES
Borrowings	9,542	4,818
Debt repayments	(8,614)	(1,667)
Proceeds from exercise of stock options	420	306
Excess tax benefit on stock options	58	47
Principal payments on capital leases	(32)	(47)
Repurchases of common stock(c)	(3,668)	(9,300)
Prepaid stock repurchase contracts	—	(340)
Dividends paid	(417)	(435)
Other	(96)	(16)

Cash used by financing activities	(2,807)	(6,634)

DECREASE IN CASH AND EQUIVALENTS	(659)	(2,976)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,549	4,220

CASH AND EQUIVALENTS AT END OF PERIOD	$890	$1,244

(a)
The six months ended June 30, 2007 and 2006 include net income from discontinued operations of $138 million and $437 million, respectively. After considering noncash gains and expenses and working capital-related adjustments relating to discontinued operations, net operational cash flows from discontinued operations were $55 million and $156 million for the six months ended June 30, 2007 and 2006, respectively.

(b)
The six months ended June 30, 2007 and 2006 include an approximate $2 million and $181 million source of cash, respectively, related to changing the fiscal year end of certain international operations from November 30 to December 31.

(c)
The six months ended June 30, 2007 excludes $440 million of common stock repurchased or due from Liberty Media Corporation, indirectly attributable to the exchange of the Atlanta Braves baseball franchise (the “Braves”) and Leisure Arts, Inc. (“Leisure Arts”). Specifically, the $440 million represents the fair value of the Braves and Leisure Arts of $473 million, less a $33 million net working capital adjustment (Note 3).

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Six Months Ended June 30,
(Unaudited, millions)

	2007	2006
BALANCE AT BEGINNING OF PERIOD	$60,389	$65,105
Net income	2,270	2,477
Other comprehensive income	147	215

Comprehensive income	2,417	2,692
Cash dividends ($0.11 and $0.10 per common share)	(417)	(435)
Common stock repurchases(a)	(4,034)	(9,191)
Impact of adopting new accounting pronouncements(b)	386	(40)
Gain on issuance of a 5% equity interest by AOL	—	801
Other(c)	474	354

BALANCE AT END OF PERIOD	$59,215	$59,286

(a)
The six months ended June 30, 2007 includes $440 million of common stock repurchased or due from Liberty Media Corporation, indirectly attributable to the exchange of the Atlanta Braves baseball franchise (the “Braves”) and Leisure Arts, Inc. (“Leisure Arts”). Specifically, the $440 million represents the fair value of the Braves and Leisure Arts of $473 million, less a $33 million working capital adjustment (Note 3).

(b)
The six months ended June 30, 2007 relates to the impact of adopting the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), of $445 million, partially offset by the impact of adopting the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”) of $59 million. See Note 1 of the consolidated financial statements. The six months ended June 30, 2006 relates to the impact of adopting the provisions of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”).

(c)
The six months ended June 30, 2007 includes $483 million related primarily to stock option, restricted stock and restricted stock unit activity, $22 million related to the allocation of certain equity adjustments to minority interest and an approximate $5 million net gain related to changing the fiscal year end of certain international operations from November 30 to December 31 (net of the related income tax benefit of approximately $2 million). The six months ended June 30, 2006 includes approximately $299 million related primarily to stock option, restricted stock and restricted stock unit activity and an approximate $17 million net loss related to changing the fiscal year end of certain international operations from November 30 to December 31 (net of the related income tax benefit of approximately $7 million).

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Per Common Share
     Basic income per common share is computed by dividing the net income applicable to common shares after preferred dividend requirements, if any, by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of Time Warner’s common stock and Series LMCN-V common stock. All outstanding shares of Series LMCN-V common stock were tendered to the Company on May 16, 2007 and were retired in connection with the transaction with Liberty described in Notes 3 and 6. Diluted income per common share adjusts basic income per common share for the effects of convertible securities, stock options, restricted stock, restricted stock units, performance stock units and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.
     Set forth below is a reconciliation of basic and diluted income per common share before discontinued operations and cumulative effect of accounting change (millions, except per share amounts):

	Three Months Ended		Six Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06
		(recast)		(recast)
Income before discontinued operations and cumulative effect of accounting change — basic and diluted	$945	$832	$2,132	$2,015

Average number of common shares outstanding — basic	3,756.7	4,227.9	3,798.1	4,363.7
Dilutive effect of equity awards	50.4	38.3	51.1	42.0

Average number of common shares outstanding — diluted	3,807.1	4,266.2	3,849.2	4,405.7

Income per common share before discontinued operations and cumulative effect of accounting change:
Basic	$0.25	$0.20	$0.56	$0.46

Diluted	$0.25	$0.20	$0.55	$0.46

     Diluted income per common share for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006 exclude approximately 290 million and 470 million, respectively, and 290 million and 408 million, respectively, common shares issuable under the Company’s stock compensation plans because they do not have a dilutive effect.
Changes in Basis of Presentation
     The 2006 financial information has been recast so that the basis of presentation is consistent with that of the 2007 financial information. Specifically, amounts were recast to reflect the retrospective presentation of certain businesses that were sold or that the Company has entered into agreements to sell as discontinued operations (see Note 3).
Consolidation of Kansas City Pool
     On January 1, 2007, the Company began consolidating the results of the Kansas City, south and west Texas and New Mexico cable systems (the “Kansas City Pool”) it received upon the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) to Time Warner Cable Inc. (together with its subsidiaries, “TWC”) and Comcast.
Amounts Related to Securities Litigation
     During the first and second quarters of 2007, the Company reached agreements to settle substantially all of the remaining securities litigation claims, a substantial portion of which had been reserved for at December 31, 2006. For the three and six months ended June 30, 2007, the Company recorded charges of approximately $1 million and $153 million, respectively, for these settlements. At June 30, 2007, the Company’s remaining reserve related to these matters is approximately $17 million, including approximately $8 million that has been reserved for an expected attorneys’ fee award related to a previously settled matter. The Company believes the potential exposure in the securities litigation matters that remain pending at June 30, 2007 to be de minimis.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company recognizes insurance recoveries when it becomes probable that such amounts will be received. The Company recognized insurance recoveries related to Employee Retirement Income Security Act (“ERISA”) matters of approximately $1 million and $9 million for the three and six months ended June 30, 2007, respectively, and approximately $3 million and $53 million for the three and six months ended June 30, 2006, respectively.
Stock-Based Compensation
     The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which require that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. FAS 123R also requires that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.
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
     In April 2007, TWC made its first grant of stock options and restricted stock units based on TWC’s Class A common stock. The valuation of, as well as the expense recognition for, such awards is generally consistent with the treatment of Time Warner awards as described above. However, because TWC’s Class A common stock has a limited trading history, the volatility assumption is determined by reference to historical and implied volatilities of a comparable peer group of publicly traded companies.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recent Accounting Standards
Accounting for Sabbatical Leave and Other Similar Benefits
     On January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”), related to certain sabbatical leave and other employment arrangements that are similar to a sabbatical leave. EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. Adoption of this guidance resulted in an increase to accumulated deficit of approximately $97 million (approximately $59 million, net of tax) on January 1, 2007. The resulting change in the accrual for the six months ended June 30, 2007 was not material.
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
     After considering the impact of adopting FIN 48, the Company had a $1.6 billion reserve for uncertain income tax positions as of January 1, 2007. Changes in the reserve balance during the six months ended June 30, 2007 were not material. The Company does not presently anticipate such uncertain income tax positions will significantly increase or decrease prior to June 30, 2008; however, actual developments in this area could differ from those currently expected. The majority of such unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the statement of operations as part of the income tax provision.
     The income tax reserve as of January 1, 2007 included an accrual for interest and penalties of approximately $117 million. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the tax reserve. The change in the accrual for interest and penalties for the six months ended June 30, 2007 was not material. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting for Deferred Compensation and Postretirement Benefit Aspects of Split-Dollar Life Insurance Arrangements
     The EITF has reached consensuses on EITF Issue No. 06-10, Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”), and EITF Issue No. 06-04, Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”), which require that a company recognize a liability for the postretirement benefits associated with endorsement and collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 and EITF 06-04 will be effective for Time Warner as of January 1, 2008 and will impact the Company in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in periods in which the employee is no longer providing services. The provisions of EITF 06-10 and EITF 06-04 are not expected to have a material impact on the Company’s consolidated financial statements.
2. TIME WARNER CABLE INC.
Transactions with Adelphia and Comcast
     On July 31, 2006, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (together with its subsidiaries, “Comcast”) completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) (the “Adelphia Acquisition”). Additionally, on July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC, were redeemed (the “Redemptions”). Following the Redemptions and the Adelphia Acquisition, on July 31, 2006, TW NY and Comcast swapped certain cable systems, most of which were acquired from Adelphia, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Adelphia/Comcast Transactions”). The results of the systems acquired in connection with the Adelphia/Comcast Transactions have been included in the consolidated statement of operations since the closing of the transactions. As a result of the closing of the Adelphia/Comcast Transactions, TWC acquired systems with approximately 4.0 million basic video subscribers and disposed of systems with approximately 0.8 million basic video subscribers previously owned by TWC that were transferred to Comcast in connection with the Redemptions and the Exchange for a net gain of approximately 3.2 million basic video subscribers.
     On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the terms of the reorganization plan, the shares of TWC’s Class A common stock that Adelphia received in the Adelphia Acquisition (representing approximately 16% of TWC’s outstanding common stock) are being distributed to Adelphia’s creditors. On March 1, 2007, TWC’s Class A common stock began trading on the New York Stock Exchange under the symbol “TWC.” As of June 30, 2007, Time Warner owned approximately 84% of TWC’s outstanding common stock.
Texas/Kansas City Cable Joint Venture
     TKCCP was a 50-50 joint venture between a consolidated subsidiary of TWC (Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”)) and Comcast. On January 1, 2007, TKCCP distributed its assets to TWC and Comcast. TWC received the Kansas City Pool, which served approximately 788,000 basic video subscribers as of December 31, 2006, and Comcast received the pool of assets consisting of the Houston cable systems (the “Houston Pool”), which served approximately 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. TKCCP was formally dissolved on May 15, 2007. For accounting purposes, the Company has treated the distribution of TKCCP’s assets as a sale of the Company’s 50% equity interest in the Houston Pool and as an acquisition of Comcast’s 50% equity interest in the Kansas City Pool. As a result of the sale of the Company’s 50% equity interest in the Houston Pool, the Company recorded a pretax gain of approximately $146 million in the first quarter of 2007, which is included as a component of other income, net in the consolidated statement of operations for the six months ended June 30, 2007.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The acquisition of Comcast’s 50% equity interest in the Kansas City Pool on January 1, 2007 was treated as a step-acquisition and accounted for as a purchase business combination. The consideration paid to acquire the 50% equity interest in the Kansas City Pool was the fair value of the 50% equity interest in the Houston Pool transferred to Comcast. The estimated fair value of TWC’s 50% interest in the Houston Pool (approximately $881 million) was determined using a discounted cash flow analysis and was reduced by debt assumed by Comcast. Approximately $613 million of the purchase price has been allocated to intangible assets not subject to amortization and $183 million has been allocated to property, plant and equipment with the remainder of $85 million allocated to other assets and liabilities.
Supplemental Unaudited Pro Forma Information
     The following schedule presents supplemental unaudited pro forma information for the three and six months ended June 30, 2006 as if the Adelphia/Comcast Transactions and the consolidation of the Kansas City Pool had occurred on January 1, 2006. The unaudited pro forma information is presented based on information available, is intended for informational purposes only and is not necessarily indicative of and does not purport to represent what Time Warner’s future financial condition or operating results will be after giving effect to the Adelphia/Comcast Transactions and the consolidation of the Kansas City Pool, and does not reflect actions that may be undertaken by management in integrating these businesses (e.g., the cost of incremental capital expenditures). In addition, this supplemental information does not reflect financial and operating benefits TWC expects to realize as a result of the Adelphia/Comcast Transactions and the consolidation of the Kansas City Pool (millions, except per share amounts).

	Pro Forma
	Three Months Ended	Six Months Ended
	6/30/06	6/30/06
Revenues	$11,470	$22,759
Costs of revenues(a)	(5,797)	(11,493)
Selling, general and administrative expenses(a)	(2,641)	(5,258)
Other, net	(143)	(182)

Operating Income before Depreciation and Amortization	2,889	5,826
Depreciation	(840)	(1,678)
Amortization	(186)	(376)

Operating Income	1,863	3,772
Interest expense, net	(498)	(958)
Other income (expense), net	(67)	176

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,298	2,990
Income tax provision	(493)	(1,059)

Income before discontinued operations and cumulative effect of accounting change	$805	$1,931

Basic net income per common share before discontinued operations and cumulative effect of accounting change	$0.19	$0.44
Diluted net income per common share before discontinued operations and cumulative effect of accounting change	$0.19	$0.44

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. BUSINESS ACQUISITIONS AND DISPOSITIONS
Transaction with Liberty
     On May 16, 2007, the Company completed a transaction in which Liberty Media Corporation (“Liberty”) exchanged 68.5 million shares of Time Warner common stock for the stock of a subsidiary of Time Warner that owned assets including the Atlanta Braves baseball franchise (the “Braves”) and Leisure Arts, Inc. (“Leisure Arts”) (at a fair value of $473 million) and $960 million of cash (collectively, the “Liberty Transaction”). Included in the 68.5 million shares of Time Warner common stock are 4 million shares expected to be delivered to the Company upon the resolution of a working capital adjustment that is expected to be completed in the third quarter of 2007. The 4 million shares have a value of $83 million and have been reflected as common stock due from Liberty in the consolidated balance sheet at June 30, 2007. In the second quarter of 2007, the Company recorded a pretax gain of $72 million on the sale of the Braves, which is net of indemnification obligations valued at $60 million. The Company has agreed to indemnify Liberty for, among other things, increases in the amount due by the Braves under Major League Baseball’s revenue sharing rules from expected amounts for fiscal years 2007 to 2027, to the extent attributable to local broadcast and other contracts in place prior to the Liberty Transaction. The Liberty Transaction was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, the historical deferred tax liabilities of $83 million associated with the Braves were no longer required. In the first quarter of 2007, the Company recorded an impairment charge of $13 million on its investment in Leisure Arts. The results of operations of the Braves and Leisure Arts have been reflected as discontinued operations for all periods presented.
TACODA
     On July 23, 2007, the Company entered into an agreement to purchase TACODA, Inc. (“TACODA”), an online behavioral targeting advertising network, for approximately $275 million in cash. The transaction, which is subject to customary closing conditions, is expected to close in the third quarter of 2007.
Bookspan
     On April 9, 2007, the Company sold its 50% interest in Bookspan, a joint venture accounted for as an equity method investment that primarily owns and operates book clubs via direct mail and e-commerce, to a subsidiary of Bertelsmann AG (“Bertelsmann”) for a purchase price of $145 million, which resulted in a pretax gain of approximately $100 million.
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
Sales of AOL’s European Access Businesses
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Divestitures of Certain Non-Core AOL Wireless Businesses
     On June 21, 2007, the Company announced an agreement to sell Tegic Communications, Inc. (“Tegic”), a wholly owned subsidiary of AOL, to Nuance Communications, Inc. (“Nuance”) for approximately $265 million in cash. This transaction, which is subject to customary closing conditions, is expected to close in the third quarter of 2007. The Company expects to record a pretax gain on this sale ranging from approximately $160 million to $190 million. In addition, in the second quarter of 2007, the Company agreed to transfer the assets of Wildseed LLC (“Wildseed”), a wholly owned subsidiary of AOL, to a third party. The Company recorded a pretax charge of approximately $7 million related to this divestiture in the second quarter of 2007 and an impairment charge of approximately $18 million on the long-lived assets of Wildseed in the first quarter of 2007. The results of operations of both Tegic and Wildseed have been reflected as discontinued operations for all periods presented.
Claxson
     On December 14, 2006, Turner announced an agreement with Claxson Interactive Group, Inc. (“Claxson”) to purchase seven pay television networks operating in Latin America for approximately $235 million (net of cash acquired). The transaction, which is subject to customary closing conditions, is expected to close in the second half of 2007.
Summary of Discontinued Operations
     Discontinued operations for the three and six months ended June 30, 2007 and 2006 reflect certain businesses sold during the first six months of 2007, which include the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts and the Braves, as well as certain businesses the Company entered into agreements to sell during the first six months of 2007, which include Tegic and Wildseed. Also included in discontinued operations for the three and six months ended June 30, 2006 are the operations of the systems transferred to Comcast in connection with the Redemptions and the Exchange, the Turner South network and Time Warner Book Group (“TWBG”). The financial data for the discontinued operations for the three and six months ended June 30, 2007 and 2006 is as follows (millions, except per share amounts):

	Three Months Ended		Six Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06
Total revenues	$61	$352	$123	$751
Pretax income	$34	$181	$31	$429
Income tax benefit	88	1	107	8

Net income	$122	$182	$138	$437

Basic net income per common share	$0.03	$0.04	$0.04	$0.10

Average basic common shares	3,756.7	4,227.9	3,798.1	4,363.7

Diluted net income per common share	$0.03	$0.04	$0.04	$0.10

Average diluted common shares	3,807.1	4,266.2	3,849.2	4,405.7

     Included in discontinued operations for the three and six months ended June 30, 2007 was a pretax gain of approximately $72 million and a related tax benefit of approximately $82 million on the sale of the Braves. In addition, discontinued operations for the six months ended June 30, 2007 included a pretax gain of approximately $54 million and a related tax benefit of approximately $2 million on the sale of the Parenting Group and most of the Time4 Media magazine titles, an impairment of approximately $18 million on AOL’s long-lived assets associated with Wildseed and an impairment of approximately $13 million on the Company’s investment in Leisure Arts. For the three months ended June 30, 2007, the tax benefit on the pretax gains resulted primarily from the reversal of certain deferred tax liabilities in connection with the Liberty Transaction. The Liberty Transaction was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, the historical deferred tax liabilities associated with the Braves were no longer required. For the six months ended June 30, 2007, the tax benefit on the pretax gains resulted primarily from the reversal of the deferred tax liabilities in connection with the Liberty Transaction and the recognition of deferred tax assets associated with the sale of the magazine titles in the first quarter of 2007. In addition, for the three and six months ended June 30, 2007, the Company incurred an additional $17 million accrual related to changes in estimates of Warner Music Group indemnification liabilities. For the six months ended June 30, 2007, payments of $26 million were made related to

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Warner Music Group indemnification liabilities previously established and are disclosed on the Company’s consolidated statement of cash flows as “Investment activities of discontinued operations.” These indemnification liabilities were accrued for in prior years. Included in the results for the three and six months ended June 30, 2006, was a pretax gain of approximately $129 million and a tax benefit of approximately $21 million related to the sale of Turner South. In addition, the results for the six months ended June 30, 2006, included a pretax gain of approximately $194 million and a related tax benefit of approximately $28 million on the sale of TWBG. For the three and six months ended June 30, 2006, the tax benefit on the sales of Turner South and TWBG resulted primarily from the release of a valuation allowance associated with tax attribute carryforwards offsetting the gains on these transactions.
4. INVENTORIES AND FILM COSTS
     Inventories and film costs consist of (millions):

	June 30,	December 31,
	2007	2006
		(recast)
Programming costs, less amortization	$3,241	$3,287
DVDs, books, paper and other merchandise	346	347
Film costs — Theatrical:
Released, less amortization	546	682
Completed and not released	491	205
In production	1,421	1,392
Development and pre-production	51	50
Film costs — Television:
Released, less amortization	892	704
Completed and not released	54	158
In production	393	473
Development and pre-production	5	3

Total inventories and film costs(a)	7,440	7,301
Less: current portion of inventory(b)	(1,960)	(1,907)

Total noncurrent inventories and film costs	$5,480	$5,394

(a)
Does not include $2.585 billion and $2.691 billion of net film library costs as of June 30, 2007 and December 31, 2006, respectively, which are included in intangible assets subject to amortization on the consolidated balance sheet.

(b)
Current inventory as of June 30, 2007 and December 31, 2006 is comprised primarily of programming inventory at the Networks segment ($1.607 billion and $1.557 billion, respectively), magazines, paper and other merchandise at the Publishing segment ($120 million and $140 million, respectively), and DVDs and videocassettes at the Filmed Entertainment segment ($233 million and $210 million, respectively).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS
     Committed financing capacity and long-term debt consists of (millions):

	Weighted
	Average				Unamortized
	Interest				Discount	2007
	Rate at		2007	Letters	on	Unused	Outstanding Debt
	June 30,		Committed	of	Commercial	Committed	June 30,	December 31,
	2007	Maturities	Capacity	Credit(a)	Paper	Capacity(f)	2007	2006
Cash and equivalents			$890	$—	$—	$890
Bank credit agreement debt and commercial paper programs(b)	5.53%	2011	16,045	242	39	6,441	$9,323	$12,381
Floating-rate public debt(b)	5.59%	2009	2,000	—	—	—	2,000	2,000
Fixed-rate public debt(b)(c)	6.97%	2007-2037	24,258	—	—	—	24,258	20,285
Other fixed-rate obligations(d)	8.00%	—	318	—	—	—	318	331

Subtotal			43,511	242	39	7,331	35,899	34,997
Debt due within one year(e)			(76)	—	—	—	(76)	(64)

Total			$43,435	$242	$39	$7,331	$35,823	$34,933

(a)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.

(b)
The bank credit agreements, commercial paper programs and public debt of the Company rank pari passu with senior debt of the respective obligors thereon. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 11 years.

(c)
The Company has classified $712 million of debt due in 2007 as long-term in the consolidated balance sheet to reflect management’s ability and intent to refinance the obligation on a long-term basis. Such debt refinancing will be from unused committed capacity of the Company’s bank agreements.

(d)	Includes capital lease obligations.

(e)	Debt due within one year primarily relates to capital lease obligations.

(f)	Includes $3.397 billion of unused capacity at TWC.
TWC Debt Securities
     On April 9, 2007, TWC completed the issuance of $5.0 billion in aggregate principal amount of senior unsecured notes and debentures (the “Cable Bond Offering”) consisting of $1.5 billion principal amount of 5.40% Notes due 2012 (the “2012 Notes”), $2.0 billion principal amount of 5.85% Notes due 2017 (the “2017 Notes”) and $1.5 billion principal amount of 6.55% Debentures due 2037 (the “2037 Debentures” and, together with the 2012 Notes and the 2017 Notes, the “Cable Debt Securities”) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Cable Debt Securities are guaranteed by TWE and TW NY Cable Holding Inc. (“TWNYCH” and, together with TWE, the “Guarantors”). TWC used a portion of the net proceeds of the Cable Bond Offering to repay all of the outstanding indebtedness under its $4.0 billion three-year term credit facility, which was terminated on April 13, 2007. The balance of the net proceeds was used to repay a portion of the outstanding indebtedness under TWC’s $4.0 billion five-year term credit facility on April 27, 2007, which reduced the amounts outstanding under that facility to $3.045 billion as of such date.
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
     The 2012 Notes mature on July 2, 2012, the 2017 Notes mature on May 1, 2017 and the 2037 Debentures mature on May 1, 2037. Interest on the 2012 Notes is payable semi-annually in arrears on January 2 and July 2 of each year, beginning on July 2, 2007. Interest on the 2017 Notes and the 2037 Debentures is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2007. The Cable Debt Securities are unsecured senior obligations of TWC and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the Cable Debt Securities are unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     In connection with the issuance of the Cable Debt Securities, on April 9, 2007, TWC, the Guarantors and the initial purchasers of the Cable Debt Securities entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which TWC agreed, among other things, to use its commercially reasonable efforts to consummate a registered exchange offer for the Cable Debt Securities within 270 days after the issuance date of the Cable Debt Securities or cause a shelf registration statement covering the resale of the Cable Debt Securities to be declared effective within specified periods. TWC will be required to pay additional interest of 0.25% per annum on the Cable Debt Securities if it fails to timely comply with its obligations under the Registration Rights Agreement until such time as it complies. On June 7, 2007, TWC and the Guarantors filed with the SEC a registration statement on Form S-4 covering a registered exchange offer for the Cable Debt Securities. The registration statement is not yet effective.
Commercial Paper Programs
     On January 25, 2007, Time Warner entered into a $7.0 billion unsecured commercial paper program (the “TW Program”) that replaced its previous $5.0 billion unsecured commercial paper program, which was terminated in February 2007 upon repayment of the last amounts issued thereunder. The obligations of Time Warner under the TW Program are guaranteed by TW AOL Holdings Inc. (“TW AOL”) and Historic TW. In addition, the obligations of Historic TW are guaranteed by Turner and Time Warner Companies, Inc. Proceeds from the TW Program may be used for general corporate purposes, including investments, repayment of debt and acquisitions. Commercial paper issued by Time Warner is supported by unused committed capacity under the Company’s $7.0 billion senior unsecured five-year revolving credit facility. As of June 30, 2007, approximately $3.803 billion of commercial paper was outstanding under the TW Program.
     On December 4, 2006, TWC entered into a $6.0 billion unsecured commercial paper program (the “TWC Program”) that replaced its previous $2.0 billion commercial paper program, which was terminated on February 14, 2007 upon repayment of the last remaining notes issued under that program. The TWC Program is guaranteed by TWNYCH and TWE. Commercial paper issued by TWC under the TWC Program is supported by unused committed capacity under TWC’s $6.0 billion senior unsecured revolving credit facility and ranks pari passu with other unsecured senior indebtedness of TWC, TWE and TWNYCH. As of June 30, 2007, approximately $2.5 billion of commercial paper was outstanding under the TWC Program.
6. SHAREHOLDERS’ EQUITY
Common Stock Repurchase Program
     In July 2005, Time Warner’s Board of Directors authorized a common stock repurchase program that, as amended over time, allowed the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. As of June 30, 2007, the Company completed its common stock repurchase program, and, from the program’s inception through June 30, 2007 and 2006 the Company repurchased approximately 1.1 billion and 656 million shares of common stock, respectively. All outstanding shares of Series LMCN-V common stock were tendered to the Company in connection with the Liberty Transaction and were retired.
     On July 26, 2007, Time Warner’s Board of Directors authorized a new common stock repurchase program that allows the Company to purchase, from time to time, up to an aggregate of $5 billion of common stock. Purchases under this new stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. Size and timing of these purchases are based on a number of factors, including price and business and market conditions.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. STOCK COMPENSATION
Time Warner Inc. Equity Plans
     The Company has three active equity plans under which it is authorized to grant options to purchase up to an aggregate of 450 million shares of Time Warner common stock. Options have been granted to employees and non-employee directors of Time Warner with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, the options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain option awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. For the six months ended June 30, 2007, the Company granted approximately 27 million options at a weighted-average grant date fair value per option of $5.17 ($3.21 net of tax). For the six months ended June, 2006, the Company granted approximately 53 million options at a weighted-average grant date fair value per option of $4.47 ($2.77 net of taxes). The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date.

	Six Months Ended
	6/30/07	6/30/06
Expected volatility	22.1%	22.2%
Expected term to exercise from grant date	5.32 years	5.08 years
Risk-free rate	4.4%	4.6%
Expected dividend yield	1.1%	1.1%
     Time Warner may also grant shares of common stock or restricted stock units (“RSUs”), which generally vest between three to five years from the date of grant, to its employees and its non-employee directors pursuant to these equity plans, including an additional plan limited to non-employee directors. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. For the six months ended June 30, 2007, the Company granted approximately 8.3 million RSUs at a weighted-average grant date fair value per RSU of $19.99. For the six months ended June 30, 2006, the Company granted approximately 3.9 million RSUs at a weighted-average grant date fair value per RSU of $17.40.
     Time Warner also has a performance share program for senior level executives. Under this program, recipients of performance share units (“PSUs”) are awarded a target number of PSUs that represent the contingent (unfunded and unsecured) right to receive shares of Company stock at the end of a three-year performance period based on the actual performance level achieved by the Company. Depending on the Company’s total shareholder return relative to the other companies in the S&P 500 Index on the date of the grant, as well as a requirement of continued employment, the recipient of a PSU may receive 0% to 200% of the target PSUs granted based on a sliding scale where a relative ranking of less than the 25th percentile will pay 0% and a ranking at the 100th percentile will pay 200% of the target number of shares. PSU holders do not receive payments or accruals of dividends or dividend equivalents for regular cash dividends paid by the Company while the PSU is outstanding. Participants who are terminated by the Company other than for cause or who terminate their own employment for good reason or due to retirement or disability are generally entitled to a pro rata portion of the PSUs that would otherwise vest at the end of the performance period. For accounting purposes, the PSU is considered to have a market condition. The effect of a market condition is reflected in the grant date fair value of the award and, thus, compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The fair value of a PSU is estimated by using a Monte Carlo analysis to estimate the total return ranking of Time Warner among the S&P 500 Index companies on the date of the grant over the performance period. For the six months ended June 30, 2007, the Company granted approximately 1.1 million target PSUs at a weighted-average grant date fair value per PSU of $19.47. There were no PSUs granted in 2006.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
TWC Equity Plan
     On June 8, 2006, TWC’s board of directors approved the Time Warner Cable Inc. 2006 Stock Incentive Plan (the “TWC 2006 Plan”) under which awards covering the issuance of up to 100,000,000 shares of TWC Class A common stock may be granted to directors, employees and certain non-employee advisors of TWC. TWC made its first grant of equity awards based on TWC Class A common stock in April 2007. Stock options have been granted under the TWC 2006 Plan with exercise prices equal to the fair market value at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service.
     For the six months ended June 30, 2007, TWC granted approximately 2.8 million options to employees under the TWC 2006 Plan at a weighted-average grant date fair value per option of $13.34 ($8.27 net of tax). The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value TWC stock options at their grant date.

Six Months Ended
6/30/07
Expected volatility	24.1%
Expected term to exercise from grant date	6.60 years
Risk-free rate	4.7%
Expected dividend yield	0%
     Under the TWC 2006 Plan, TWC also granted RSUs, which generally vest over a four-year period from the date of grant. Certain RSU awards may provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. Shares of TWC Class A common stock will generally be issued in connection with the vesting of an RSU. RSUs awarded to non-employee directors are not subject to vesting restrictions and the shares underlying the RSUs will be issued in connection with a director’s termination of service as a director. For the six months ended June 30, 2007, TWC granted approximately 2.1 million RSUs at a weighted-average grant date fair value per RSU of $37.07.
     Since April 2007, grants of equity awards to TWC employees have been and will continue to be made by TWC under TWC’s equity plans.
Stock Compensation Expense
     Compensation expense recognized for stock-based compensation plans, including the TWC 2006 Plan beginning in the second quarter of 2007, for the three and six months ended June 30, 2007 and 2006 is as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06
Stock option plans	$43	$41	$92	$121
Restricted stock, restricted stock units and performance share units	43	12	81	40

Total impact on operating income	$86	$53	$173	$161

Tax benefit recognized	$30	$20	$63	$60

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. BENEFIT PLANS
     Time Warner and certain of its subsidiaries have both funded and unfunded noncontributory defined benefit pension plans covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans covering international employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Time Warner uses a December 31 measurement date for the majority of its plans. A summary of the components of the net periodic benefit cost from continuing operations recognized by substantially all of Time Warner’s domestic and international defined benefit pension plans for the three and six months ended June 30, 2007 and 2006 is as follows (millions):
Components of Net Periodic Benefit Costs(a)

	Domestic		International		Domestic		International
	Three Months Ended				Six Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06	6/30/07	6/30/06	6/30/07	6/30/06
Service cost	$35	$33	$5	$6	$75	$74	$11	$12
Interest cost	50	46	11	9	100	92	22	18
Expected return on plan
assets	(64)	(56)	(15)	(12)	(129)	(113)	(31)	(25)
Amounts amortized	9	20	1	2	17	38	2	4

Net periodic benefit costs	$30	$43	$2	$5	$63	$91	$4	$9

Contributions	$5	$7	$5	$—	$9	$10	$10	$4

(a)
On August 1, 2007, the former employees of Adelphia and Comcast that became employees of TWC became eligible to participate in the TWC pension plans, which will result in a new measurement of those plans as of that date. The impact of the new measurement of these plans on pension expense at the Cable segment and at the Company will be determined based on market results at August 1, 2007 and will be reflected in the consolidated financial statements for the last five months of 2007. The Company will also incur additional benefit costs for these participants for the five months in 2007 in which they will be participating in the plans, which are estimated to be approximately $9 million.

Expected Cash Flows
     After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. There currently are no minimum required contributions for domestic funded plans and no discretionary or noncash contributions are currently planned. For domestic unfunded plans, contributions will continue to be made to the extent benefits are paid. Expected benefit payments for domestic unfunded plans for 2007 are approximately $18 million.

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
Merger Costs Capitalized as a Cost of Acquisition
     During 2006, the Company acquired the remaining 50% interest in Courtroom Television Network LLC (“Court TV”) that it did not already own from Liberty. In connection with the 2006 acquisition of the additional Court TV interest, the Company incurred approximately $59 million in capitalizable merger costs (of which $2 million and $7 million were incurred for the three and six months ended June 30, 2007, respectively, with a corresponding increase in goodwill, as employee terminations and other exit costs were higher than originally estimated). These costs included approximately $36 million related to employee termination costs and approximately $23 million for various exit costs, including lease terminations. Employee termination costs ranged from senior executive to line personnel. Payments of $40 million ($34 million was paid in 2006) have been made against this accrual as of June 30, 2007 ($2 million and $6 million was paid against this liability for the three and six months ended June 30, 2007, respectively, and of the $34 million paid in 2006, $11 million was paid for the three and six months ended June 30, 2006).
     As of June 30, 2007, there was also a remaining liability of approximately $23 million related to the AOL-Historic TW merger.
     As of June 30, 2007, out of the remaining liability of $42 million for all capitalized merger costs, $9 million was classified as a current liability, with the remaining $33 million classified as a long-term liability in the consolidated balance sheet. Amounts relating to these liabilities are expected to be paid through 2014.
Merger, Restructuring and Shutdown Costs Expensed as Incurred
     Merger, restructuring and shutdown costs that were expensed as incurred for the three and six months ended June 30, 2007 and 2006 are as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06
Adelphia/Comcast Transactions merger-related costs	$3	$7	$7	$11
2007 restructuring costs	28	—	88	—
2006 and prior restructuring and shutdown costs	2	95	6	121

Merger, restructuring and shutdown costs expensed as incurred	$33	$102	$101	$132

     Merger, restructuring and shutdown costs expensed as incurred by segment for the three and six months ended June 30, 2007 and 2006 are as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06
AOL	$4	$15	$27	$16
Cable	6	11	16	21
Filmed Entertainment	—	2	—	4
Networks	16	81	16	81
Publishing	7	22	42	34
Corporate	—	—	—	5
Eliminations	—	(29)	—	(29)

Merger, restructuring and shutdown costs by segment	$33	$102	$101	$132

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Adelphia/Comcast Transactions Merger-Related Costs
     Through the end of 2006, the Company incurred non-capitalizable merger-related costs at the Cable segment related to the Adelphia/Comcast Transactions of $46 million. These expenses primarily relate to consulting fees concerning integration planning as well as employee terminations. For the three and six months ended June 30, 2007, the Company incurred an additional $3 million and $7 million, respectively, in non-capitalizable merger-related costs. Of the $46 million incurred through the end of 2006, $7 million and $11 million were incurred during the three and six months ended June 30, 2006, respectively (see Note 2).
2007 Restructuring Costs
     For the three and six months ended June 30, 2007, the Company incurred restructuring costs of approximately $28 million and $88 million, respectively, primarily related to various employee terminations and other exit activities, including $2 million and $21 million, respectively, at the AOL segment, $3 million and $9 million, respectively, at the Cable segment and $7 million and $42 million, respectively, at the Publishing segment, which includes $9 million of shutdown costs related to the shutdown of LIFE magazine. Employee termination costs occurred across each of the segments and ranged from senior executive to line personnel. Restructuring costs also included $16 million at the Networks segment for restructuring charges and severance related to recent senior management changes at HBO for the three and six months ended June 30, 2007.
2006 and Prior Restructuring and Shutdown Costs
     During the years ended 2006, 2005 and 2004, the Company incurred restructuring and shutdown costs related to various employee and contractual terminations totaling $521 million. In connection with the 2006 and prior restructuring and shutdown costs, employee termination costs occurred across each of the segments and ranged from senior executives to line personnel. For the three and six months ended June 30, 2007, the Company incurred additional restructuring costs of $2 million and $6 million, respectively, at the AOL segment as a result of changes in estimates of these previously established restructuring accruals. For the three and six months ended June 30, 2006, the Company incurred restructuring costs of $95 million and $121 million, respectively. The 2006 initiatives primarily related to various employee terminations totaling approximately $41 million and $64 million, respectively, for the three and six months ended June 30, 2006, including $15 million at the AOL segment for the three and six months ended June 30, 2006, $4 million and $10 million, respectively, at the Cable segment for the three and six months ended June 30, 2006, $22 million and $34 million, respectively, at the Publishing segment for the three and six months ended June 30, 2006 and $5 million at the Corporate segment for the six months ended June 30, 2006. In addition, for the three and six months ended June 30, 2006, the Company incurred $2 million and $5 million, respectively, of additional restructuring charges ($2 million and $4 million, respectively, at the Filmed Entertainment segment and $1 million for the six months ended June 30, 2006 at the AOL segment) as a result of changes in estimates of previously established restructuring accruals.
     The results for the three and six months ended June 30, 2006 include shutdown costs of $81 million at The WB Network in connection with the agreement between Warner Bros. and CBS to form The CW. Included in the shutdown costs are termination charges related to terminating intercompany programming arrangements with other Time Warner divisions, of which $29 million has been eliminated in consolidation, resulting in a net pretax charge of $52 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Selected Information
     Selected information relating to the Adelphia/Comcast Transactions Merger-Related Costs, 2007 Restructuring Costs, 2006 and Prior Restructuring and Shutdown Costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total
Remaining liability as of December 31, 2006	$162	$52	$214
Net accruals	83	18	101
Cash paid(a)	(140)	(37)	(177)

Remaining liability as of June 30, 2007	$105	$33	$138

(a)
Of the $177 million paid in 2007, $62 million was paid during the three months ended June 30, 2007. Of this $62 million, $4 million relates to Adelphia/Comcast Transactions Merger-Related Costs, $28 million relates to 2007 Restructuring Costs and $30 million relates to 2006 and Prior Restructuring Costs and Shutdown Costs.

     As of June 30, 2007, out of the remaining liability of $138 million, $82 million was classified as a current liability, with the remaining $56 million classified as a long-term liability in the consolidated balance sheet. Amounts are expected to be paid through 2013.
10. SEGMENT INFORMATION
     Time Warner classifies its operations into five reportable segments: AOL, consisting principally of interactive services; Cable, consisting principally of interests in cable systems that provide video, high-speed data and voice services; Filmed Entertainment, consisting principally of feature film, television and home video production and distribution; Networks, consisting principally of cable television networks; and Publishing, consisting principally of magazine publishing.
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

	Three Months Ended June 30, 2007
	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$691	$522	$—	$40	$1,253
Cable	3,788	226	—	—	4,014
Filmed Entertainment	7	13	2,179	54	2,253
Networks	1,561	817	212	11	2,601
Publishing	383	714	13	143	1,253
Intersegment elimination	(201)	(24)	(161)	(8)	(394)

Total revenues	$6,229	$2,268	$2,243	$240	$10,980

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2006
	Subscription	Advertising	Content	Other	Total
	(recast, millions)
Revenues
AOL	$1,546	$449	$—	$32	$2,027
Cable	2,389	133	—	—	2,522
Filmed Entertainment	—	1	2,296	66	2,363
Networks	1,490	915	206	14	2,625
Publishing	385	708	10	149	1,252
Intersegment elimination	(142)	(33)	(243)	(10)	(428)

Total revenues	$5,668	$2,173	$2,269	$251	$10,361

	Six Months Ended June 30, 2007
	Subscription	Advertising	Content	Other	Total
			(millions)
Revenues
AOL	$1,564	$1,071	$—	$76	$2,711
Cable	7,450	415	—	—	7,865
Filmed Entertainment	14	18	4,842	122	4,996
Networks	3,106	1,472	412	21	5,011
Publishing	739	1,268	26	268	2,301
Intersegment elimination	(405)	(44)	(258)	(13)	(720)

Total revenues	$12,468	$4,200	$5,022	$474	$22,164

	Six Months Ended June 30, 2006
	Subscription	Advertising	Content	Other	Total
	(recast, millions)
Revenues
AOL	$3,084	$841	$—	$59	$3,984
Cable	4,665	242	—	—	4,907
Filmed Entertainment	—	1	5,005	136	5,142
Networks	2,952	1,658	400	25	5,035
Publishing	746	1,246	21	302	2,315
Intersegment elimination	(285)	(66)	(411)	(22)	(784)

Total revenues	$11,162	$3,922	$5,015	$500	$20,599

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06
		(recast)		(recast)
	(millions)		(millions)
Intersegment Revenues(a)
AOL	$5	$13	$11	$27
Cable	5	7	8	14
Filmed Entertainment(b)	148	238	239	393
Networks(c)	229	156	448	321
Publishing	7	14	14	29

Total intersegment revenues	$394	$428	$720	$784

(a)
Intersegment revenues include intercompany Advertising revenues of $24 million and $33 million for the three months ended June 30, 2007 and 2006, respectively, and $44 million and $66 million for the six months ended June 30, 2007 and 2006, respectively.

(b)	Intersegment revenues at the Filmed Entertainment segment included sales to The WB Network through its shutdown on September 17, 2006.

(c)	Intersegment revenues at the Networks segment include the impact of the systems acquired in the Adelphia/Comcast Transactions (the “Acquired Systems”) and the consolidation of the Kansas City Pool.

	Three Months Ended		Six Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06
		(recast)		(recast)
	(millions)		(millions)
Operating Income (Loss) before Depreciation and Amortization
AOL(a)	$484	$494	$1,695	$923
Cable	1,444	950	2,751	1,801
Filmed Entertainment	174	229	506	686
Networks(b)	712	681	1,649	1,563
Publishing	302	269	386	386
Corporate(c)	(93)	(126)	(361)	(252)
Intersegment elimination	(1)	14	14	22

Total Operating Income (Loss) before Depreciation and Amortization	$3,022	$2,511	$6,640	$5,129

(a)
For the three and six months ended June 30, 2007, includes a net $1 million reduction to the gains on the sales of AOL’s German and U.K. access businesses and for the six months ended June 30, 2007, includes a gain of approximately $670 million on the sale of AOL’s German access business and a $1 million noncash asset impairment charge. For the six months ended June 30, 2006, includes a $2 million gain related to the 2004 sale of Netscape Security Solutions (“NSS”).

(b)
For the three and six months ended June 30, 2007, includes a $34 million noncash charge related to the impairment of the Court TV tradename as a result of rebranding the Court TV Network name to truTV, effective January 1, 2008.

(c)
For the three and six months ended June 30, 2007, includes $1 million and $153 million, respectively, in legal reserves related to securities litigation and $3 million and $14 million, respectively, in net expenses related to securities litigation and government investigations. For the six months ended June 30, 2006, includes $50 million in legal reserves related to securities litigation. For the three and six months ended June 30, 2006, includes $32 million and $11 million, respectively, in net expenses related to securities litigation and government investigations. For the six months ended June 30, 2006, also includes a $20 million gain on the sale of two aircraft.

	Three Months Ended		Six Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06
		(recast)		(recast)
	(millions)		(millions)
Depreciation of Property, Plant and Equipment
AOL	$(104)	$(126)	$(209)	$(253)
Cable	(669)	(388)	(1,318)	(768)
Filmed Entertainment	(40)	(34)	(75)	(68)
Networks	(73)	(68)	(147)	(135)
Publishing	(30)	(28)	(57)	(56)
Corporate	(12)	(9)	(23)	(22)

Total depreciation of property, plant and equipment	$(928)	$(653)	$(1,829)	$(1,302)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06
		(recast)		(recast)
	(millions)		(millions)
Amortization of Intangible Assets
AOL	$(20)	$(39)	$(42)	$(76)
Cable	(64)	(18)	(143)	(37)
Filmed Entertainment	(53)	(54)	(107)	(109)
Networks	(5)	(2)	(8)	(5)
Publishing	(16)	(14)	(35)	(29)

Total amortization of intangible assets	$(158)	$(127)	$(335)	$(256)

	Three Months Ended		Six Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06
		(recast)		(recast)
	(millions)		(millions)
Operating Income (Loss)
AOL(a)	$360	$329	$1,444	$594
Cable	711	544	1,290	996
Filmed Entertainment	81	141	324	509
Networks(b)	634	611	1,494	1,423
Publishing	256	227	294	301
Corporate(c)	(105)	(135)	(384)	(274)
Intersegment elimination	(1)	14	14	22

Total operating income (loss)	$1,936	$1,731	$4,476	$3,571

(a)
For the three and six months ended June 30, 2007, includes a net $1 million reduction to the gains on the sales of AOL’s German and U.K. access businesses and for the six months ended June 30, 2007, includes a gain of approximately $670 million on the sale of AOL’s German access business and a $1 million noncash asset impairment charge. For the six months ended June 30, 2006, includes a $2 million gain related to the 2004 sale of NSS.

(b)
For the three and six months ended June 30, 2007, includes a $34 million noncash charge related to the impairment of the Court TV tradename as a result of rebranding the Court TV Network name to truTV, effective January 1, 2008.

(c)
For the three and six months ended June 30, 2007, includes $1 million and $153 million, respectively, in legal reserves related to securities litigation and $3 million and $14 million, respectively, in net expenses related to securities litigation and government investigations. For the six months ended June 30, 2006, includes $50 million in legal reserves related to securities litigation. For the three and six months ended June 30, 2006, includes $32 million and $11 million, respectively, in net expenses related to securities litigation and government investigations. For the six months ended June 30, 2006, also includes a $20 million gain on the sale of two aircraft.

A summary of total assets by operating segment is set forth below:

	June 30,	December 31,
	2007	2006
	(millions)
Assets
AOL	$5,304	$5,762
Cable	55,867	55,736
Filmed Entertainment	17,518	18,354
Networks	34,823	34,952
Publishing	14,554	14,900
Corporate	1,690	1,965

Total assets	$129,756	$131,669

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     In July 2005, the Company reached an agreement in principle with MSBI for the settlement of the consolidated securities actions. The settlement is reflected in a written agreement between the lead plaintiff and the Company. On September 30, 2005, the court issued an order granting preliminary approval of the settlement and certified the settlement class. The court issued an order dated April 6, 2006 granting final approval of the settlement, and the time to appeal that decision has expired. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $3 billion during the second quarter of 2005 reflecting the MSBI settlement and other pending related shareholder and ERISA litigation. Pursuant to the MSBI settlement, in October 2005, Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of the class represented in the action, and Ernst & Young LLP paid $100 million. In connection with the settlement, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the DOJ was transferred to the MSBI Settlement Fund. In addition, the $300 million the Company previously paid in connection with the settlement of its SEC investigation will be distributed to investors through the MSBI settlement process pursuant to an order issued by the U.S. District Court for the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
District of Columbia on July 11, 2006. On October 27, 2006, the court awarded to plaintiffs’ counsel fees in the amount of $147.5 million and reimbursement for expenses in the amount of $3.4 million, plus interest accrued on such amounts since October 7, 2005, the date the Company paid $2.4 billion into the MSBI Settlement Fund; these amounts are to be paid from the MSBI Settlement Fund. On May 2, 2007, the court entered an order directing an initial distribution of these funds. Administration of the MSBI settlement is ongoing. Settlements also have been reached in many of the additional related cases, including the ERISA and derivative actions, as described below.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     During the Summer and Fall of 2002, several lawsuits brought by individual shareholders were filed in various federal jurisdictions, and in late 2005 and early 2006, numerous additional shareholders determined to “opt-out” of the settlement reached in the consolidated federal securities class action described above, and many have since filed federal lawsuits. The claims alleged in these actions are substantially identical to the claims alleged in the consolidated federal securities class action described above, and all of these cases have been transferred to the U.S. District Court for the Southern District of New York for coordinated or consolidated pre-trial proceedings. As previously disclosed, most of these cases have been settled; the aggregate amount for which the Company has settled these lawsuits as well as related lawsuits is described below. In addition, on May 23, 2007, the court dismissed one of the remaining opt-out actions, Puttick v. America Online, Inc., et al., on statute of limitations grounds. The Company intends to defend against the remaining lawsuits vigorously.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the fourth quarter of 2006, the Company established an additional reserve of $600 million related to its remaining securities litigation matters described above, bringing the reserve for unresolved claims to approximately $620 million at December 31, 2006. The prior reserve aggregating $3.0 billion established in the second quarter of 2005 had been substantially utilized as a result of the settlements resolving many of the other shareholder lawsuits that had been pending against the Company, including settlements entered into during the fourth quarter of 2006. During the first and second quarters of 2007, the Company reached agreements to settle substantially all of the remaining securities litigation claims, a substantial portion of which had been reserved for at December 31, 2006. For the three and six months ended June 30, 2007, the Company recorded charges of approximately $1 million and $153 million, respectively, for these settlements. At June 30, 2007, the Company’s remaining reserve related to these matters is approximately $17 million, including approximately $8 million that has been reserved for an expected attorneys’ fee award related to a previously settled matter. The Company believes the potential exposure in the securities litigation matters that remain pending at June 30, 2007 to be de minimis.
Other Matters
     Warner Bros. (South) Inc. (“WBS”), a wholly owned subsidiary of the Company, is litigating numerous tax cases in Brazil. WBS currently is the theatrical distribution licensee for Warner Bros. Entertainment Nederlands (“Warner Bros.”) in Brazil and acts as a service provider to the Warner Bros. home video licensee. All of the ongoing tax litigation involves WBS’ distribution activities prior to January 2004, when WBS conducted both theatrical and home video distribution. Much of the tax litigation stems from WBS’ position that in distributing videos to rental retailers, it was conducting a distribution service, subject to a municipal service tax, and not the “industrialization” or sale of videos, subject to Brazilian federal and state VAT-like taxes. Both the federal tax authorities and the State of Sao Paulo, where WBS is based, have challenged this position. In June 2007, WBS received an adverse ruling in a case pending before the Superior Court concerning sales tax allegedly owed on assignments of films to video rental stores. WBS has requested reconsideration of this decision. In some additional tax cases, WBS, often together with other film distributors, is challenging the imposition of taxes on royalties remitted outside of Brazil and the constitutionality of certain taxes. The Company intends to defend all of these various tax cases vigorously, but is unable to predict the outcome of these suits.
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
     On October 22, 2004, the same Siegel heirs filed a second lawsuit against the Company, DC Comics, Warner Bros. Entertainment Inc., Warner Communications Inc. and Warner Bros. Television Production Inc. in the U.S. District Court for the Central District of California. Plaintiffs claim that Jerome Siegel was the sole creator of the character Superboy and, as such, DC Comics has had no right to create new Superboy works since the alleged October 17, 2004 termination by plaintiffs of Siegel’s grants of rights to the Superboy character to DC Comics’ predecessor-in-interest. This lawsuit seeks a declaration regarding the validity of the alleged termination and an injunction against future use of the Superboy character. Plaintiffs have also asserted Lanham Act and unfair competition claims alleging false statements by DC Comics regarding the creation of the Superboy character. The Company answered the complaint and filed counterclaims on December 21, 2004, to which plaintiffs replied on January 7, 2005. The case was consolidated for discovery purposes with the “Superman” action described immediately above. The parties filed cross-motions for summary judgment or partial summary judgment on February 15, 2006. In its ruling dated March 23, 2006, the court denied the Company’s motion for summary judgment, granted plaintiffs’ motion for partial summary judgment on termination and held that further proceedings are necessary to determine whether the Company’s Smallville television series may infringe on plaintiffs’ rights to the Superboy character. On January 12, 2007, the Company filed a motion for reconsideration of the court’s decision granting plaintiffs’ motion for partial summary judgment on termination. On April 30, 2007, the Company filed a motion for summary judgment on non-infringement of Smallville. On July 27, 2007, the court granted the Company’s motion for reconsideration, reversing the bulk of the March 23, 2006 ruling, and requested additional briefing on certain issues. The Company’s motion for summary judgment is pending. The Company intends to defend against this lawsuit vigorously, but is unable to predict its outcome.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     On August 1, 2005, Thomas Dreiling filed a derivative suit in the U.S. District Court for the Western District of Washington against AOL and Infospace Inc. as nominal defendant. The complaint, brought in the name of Infospace by one if its shareholders, asserts violations of Section 16(b) of the Securities Exchange Act of 1934. Plaintiff alleges that certain AOL executives and the founder of Infospace, Naveen Jain, entered into an agreement to manipulate Infospace’s stock price through the exercise of warrants that AOL had received in connection with a commercial agreement with Infospace. Because of this alleged agreement, plaintiff asserts that AOL and Mr. Jain constituted a “group” that held more than 10% of Infospace’s stock and, as a result, AOL violated the short-swing trading prohibition of Section 16(b) in connection with sales of shares received from the exercise of those warrants. The complaint seeks disgorgement of profits, interest and attorneys fees. On September 26, 2005, AOL filed a motion to dismiss the complaint for failure to state a claim, which was denied by the court on December 5, 2005. The case is scheduled for trial starting in January of 2008. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate the range of possible loss.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     Additional financial information with respect to cash (payments) and receipts is as follows (millions):

	Six Months Ended
	6/30/07	6/30/06
		(recast)
Cash payments made for interest	$(1,135)	$(777)
Interest income received	44	87

Cash interest payments, net	$(1,091)	$(690)

Cash payments made for income taxes	$(392)	$(227)
Income tax refunds received	65	26

Cash tax payments, net	$(327)	$(201)

     The six months ended June 30, 2007 excludes $440 million of common stock repurchased or due from Liberty, indirectly attributable to the exchange of the Braves and Leisure Arts. Specifically, the $440 million represents the fair value of the Braves and Leisure Arts of $473 million, less a $33 million working capital adjustment.
     In addition, the consolidated statement of cash flows does not reflect approximately $46 million of common stock repurchases that were included in Other current liabilities at June 30, 2007, but for which payment was not made until the third quarter of 2007 and approximately $120 million of common stock repurchases that were included in Other current liabilities at December 31, 2006 but for which payment was not made until the first quarter of 2007.
Interest Expense, Net
     Interest expense, net, consists of (millions):

	Three Months Ended		Six Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06
		(recast)		(recast)
Interest income	$53	$83	$99	$176
Interest expense	(627)	(419)	(1,224)	(811)

Total interest expense, net	$(574)	$(336)	$(1,125)	$(635)

Other Income, Net
     Other income, net, consists of (millions):

	Three Months Ended		Six Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06
		(recast)		(recast)
Investment gains, net	$111	$20	$274	$315
Income (loss) on equity method investees	9	26	(3)	42
Losses on accounts receivable securitization programs	(14)	(13)	(27)	(26)
Other	2	14	(11)	27

Total other income, net	$108	$47	$233	$358

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Current Liabilities
     Other current liabilities consists of (millions):

	June 30,	December 31,
	2007	2006
		(recast)
Accrued expenses	$3,412	$4,952
Accrued compensation	1,010	1,351
Accrued income taxes	119	205

Total other current liabilities, net	$4,541	$6,508

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
Consolidating Statement of Operations
For The Three Months Ended June 30, 2007

			Non-		Time
		Guarantor	Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$300	$10,707	$(27)	$10,980

Costs of revenues	—	(156)	(6,286)	25	(6,417)
Selling, general and administrative	(86)	(65)	(2,248)	2	(2,397)
Amortization of intangible assets	—	—	(158)	—	(158)
Amounts related to securities litigation and government investigations	(4)	—	—	—	(4)
Merger-related, restructuring and shut-down costs	—	—	(33)	—	(33)
Asset impairments	—	—	(34)	—	(34)
Loss on disposal of assets, net	—	—	(1)	—	(1)

Operating income (loss)	(90)	79	1,947	—	1,936
Equity in pretax income of consolidated subsidiaries	1,735	2,012	—	(3,747)	—
Interest income (expense), net	(266)	(366)	58	—	(574)
Other income (expense), net	—	(5)	125	(12)	108
Minority interest expense, net	—	—	(71)	(20)	(91)

Income before income taxes and discontinued operations	1,379	1,720	2,059	(3,779)	1,379
Income tax provision	(434)	(590)	(721)	1,311	(434)

Income before discontinued operations	945	1,130	1,338	(2,468)	945
Discontinued operations, net of tax	122	128	67	(195)	122

Net income	$1,067	$1,258	$1,405	$(2,663)	$1,067

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Operations
For The Three Months Ended June 30, 2006

			Non-		Time
		Guarantor	Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$294	$10,088	$(21)	$10,361

Costs of revenues	—	(151)	(5,682)	19	(5,814)
Selling, general and administrative	(19)	(73)	(2,465)	2	(2,555)
Amortization of intangible assets	—	—	(127)	—	(127)
Amounts related to securities litigation and government investigations	(32)	—	—	—	(32)
Merger-related, restructuring and shut-down costs	—	—	(102)	—	(102)

Operating income (loss)	(51)	70	1,712	—	1,731
Equity in pretax income of consolidated subsidiaries	1,529	1,761	—	(3,290)	—
Interest income (expense), net	(152)	(309)	125	—	(336)
Other income, net	11	1	52	(17)	47
Minority interest expense, net	—	—	(90)	(15)	(105)

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,337	1,523	1,799	(3,322)	1,337
Income tax provision	(505)	(578)	(690)	1,268	(505)

Income before discontinued operations and cumulative effect of accounting change	832	945	1,109	(2,054)	832
Discontinued operations, net of tax	182	181	181	(362)	182

Income before cumulative effect of accounting change	1,014	1,126	1,290	(2,416)	1,014

Cumulative effect of accounting change, net of tax	—	2	2	(4)	—

Net income	$1,014	$1,128	$1,292	$(2,420)	$1,014

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Operations
For The Six Months Ended June 30, 2007

			Non-		Time
		Guarantor	Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$592	$21,623	$(51)	$22,164

Costs of revenues	—	(258)	(12,704)	49	(12,913)
Selling, general and administrative	(202)	(118)	(4,488)	2	(4,806)
Amortization of intangible assets	—	—	(335)	—	(335)
Amounts related to securities litigation and government investigations	(167)	—	—	—	(167)
Merger-related, restructuring and shut-down costs	—	—	(101)	—	(101)
Asset impairments	—	—	(35)	—	(35)
Gains on disposal of assets, net	—	—	669	—	669

Operating income (loss)	(369)	216	4,629	—	4,476
Equity in pretax income of consolidated subsidiaries	4,218	4,680	—	(8,898)	—
Interest income (expense), net	(500)	(715)	90	—	(1,125)
Other income (expense), net	14	(6)	259	(34)	233
Minority interest expense, net	—	—	(146)	(75)	(221)

Income before income taxes, discontinued operations and cumulative effect of accounting change	3,363	4,175	4,832	(9,007)	3,363
Income tax provision	(1,231)	(1,544)	(1,801)	3,345	(1,231)

Income before discontinued operations	2,132	2,631	3,031	(5,662)	2,132
Discontinued operations, net of tax	138	145	82	(227)	138

Net income	$2,270	$2,776	$3,113	$(5,889)	$2,270

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Operations
For The Six Months Ended June 30, 2006

			Non-		Time
		Guarantor	Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$576	$20,066	$(43)	$20,599

Costs of revenues	—	(250)	(11,281)	40	(11,491)
Selling, general and administrative	(50)	(145)	(4,918)	3	(5,110)
Amortization of intangible assets	—	—	(256)	—	(256)
Amounts related to securities litigation and government investigations	(61)	—	—	—	(61)
Merger-related, restructuring and shut-down costs	(5)	—	(127)	—	(132)
Gains on disposal of assets, net	20	—	2	—	22

Operating income (loss)	(96)	181	3,486	—	3,571
Equity in pretax income of consolidated subsidiaries	3,481	3,876	—	(7,357)	—
Interest income (expense), net	(276)	(586)	227	—	(635)
Other income, net	9	3	385	(39)	358
Minority interest expense, net	—	—	(161)	(15)	(176)

Income before income taxes, discontinued operations and cumulative effect of accounting change	3,118	3,474	3,937	(7,411)	3,118
Income tax provision	(1,103)	(1,238)	(1,425)	2,663	(1,103)

Income before discontinued operations and cumulative effect of accounting change	2,015	2,236	2,512	(4,748)	2,015
Discontinued operations, net of tax	437	437	437	(874)	437

Income before cumulative effect of accounting change	2,452	2,673	2,949	(5,622)	2,452

Cumulative effect of accounting change, net of tax	25	2	2	(4)	25

Net income	$2,477	$2,675	$2,951	$(5,626)	$2,477

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Balance Sheet
June 30, 2007

			Non-		Time
		Guarantor	Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$202	$52	$636	$—	$890
Restricted cash	—	—	5	—	5
Receivables, net	31	8	5,610	—	5,649
Inventories	—	12	1,948	—	1,960
Prepaid expenses and other current assets	262	50	628	—	940
Current assets of discontinued operations	—	—	12	—	12

Total current assets	495	122	8,839	—	9,456
Noncurrent inventories and film costs	—	—	5,480	—	5,480
Investments in amounts due to and from consolidated subsidiaries	86,579	82,801	—	(169,380)	—
Investments, including available-for-sale securities	57	603	1,885	(454)	2,091
Property, plant and equipment, net	439	239	16,712	—	17,390
Intangible assets subject to amortization, net	26	—	5,004	—	5,030
Intangible assets not subject to amortization	—	641	46,598	—	47,239
Goodwill	—	2,617	38,378	—	40,995
Other assets	118	230	1,684	—	2,032
Noncurrent assets of discontinued operations	—	—	43	—	43

Total assets	$87,714	$87,253	$124,623	$(169,834)	$129,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4	$13	$1,011	$—	$1,028
Participations payable	—	—	1,974	—	1,974
Royalties and programming costs payable	—	3	1,230	—	1,233
Deferred revenue	—	—	1,306	—	1,306
Debt due within one year	—	4	72	—	76
Other current liabilities	423	313	3,854	(49)	4,541
Current liabilities of discontinued operations	—	1	89	—	90

Total current liabilities	427	334	9,536	(49)	10,248
Long-term debt	15,752	5,985	14,086	—	35,823
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Debt due (from) to affiliates	(1,826)	735	1,091	—	—
Deferred income taxes	12,486	15,210	15,275	(30,485)	12,486
Deferred revenue	—	—	402	—	402
Other liabilities	1,660	2,539	6,296	(3,449)	7,046
Noncurrent liabilities of discontinued operations	—	—	50	—	50
Minority interests	—	—	3,857	329	4,186
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	(11,321)	(28,668)	39,989	—
Other shareholders’ equity	59,215	73,771	102,398	(176,169)	59,215

Total shareholders’ equity	59,215	62,450	73,730	(136,180)	59,215

Total liabilities and shareholders’ equity	$87,714	$87,253	$124,623	$(169,834)	$129,756

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Balance Sheet
December 31, 2006

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$207	$77	$1,265	$—	$1,549
Restricted cash	—	—	29	—	29
Receivables, net	30	2	6,032	—	6,064
Inventories	—	—	1,907	—	1,907
Prepaid expenses and other current assets	273	39	824	—	1,136
Current assets of discontinued operations	—	—	166	—	166

Total current assets	510	118	10,223	—	10,851
Noncurrent inventories and film costs	—	—	5,394	—	5,394
Investments in amounts due to and from consolidated subsidiaries	86,833	81,798	—	(168,631)	—
Investments, including available-for-sale securities	33	607	3,203	(417)	3,426
Property, plant and equipment, net	476	242	16,000	—	16,718
Intangible assets subject to amortization, net	—	—	5,204	—	5,204
Intangible assets not subject to amortization	—	626	45,736	—	46,362
Goodwill	—	2,546	38,203	—	40,749
Other assets	123	249	2,017	—	2,389
Noncurrent assets of discontinued operations	—	—	576	—	576

Total assets	$87,975	$86,186	$126,556	$(169,048)	$131,669

LIABILITIES AND SHAREHOLDERS’ EQUITY Current liabilities
Accounts payable	$4	$13	$1,340	$—	$1,357
Participations payable	—	—	2,049	—	2,049
Royalties and programming costs payable	—	5	1,210	—	1,215
Deferred revenue	—	—	1,434	—	1,434
Debt due within one year	—	4	60	—	64
Other current liabilities	1,458	261	4,807	(18)	6,508
Current liabilities of discontinued operations	—	1	152	—	153

Total current liabilities	1,462	284	11,052	(18)	12,780
Long-term debt	14,272	5,993	14,668	—	34,933
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Debt due (from) to affiliates	(1,798)	735	1,063	—	—
Deferred income taxes	13,114	16,027	16,099	(32,126)	13,114
Deferred revenue	—	—	528	—	528
Other liabilities	454	1,179	4,873	(1,044)	5,462
Noncurrent liabilities of discontinued operations	82	—	42	—	124
Minority interests	—	—	3,800	239	4,039
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	(9,310)	(24,692)	34,002	—
Other shareholders’ equity	60,389	71,278	98,823	(170,101)	60,389

Total shareholders’ equity	60,389	61,968	74,131	(136,099)	60,389

Total liabilities and shareholders’ equity	$87,975	$86,186	$126,556	$(169,048)	$131,669

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Cash Flows
For The Six Months Ended June 30, 2007

			Non-		Time
		Guarantor	Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
OPERATIONS
Net income	$2,270	$2,776	$3,113	$(5,889)	$2,270
Adjustments for noncash and nonoperating items:
Depreciation and amortization	22	35	2,107	—	2,164
Amortization of film costs	—	—	1,461	—	1,461
Asset impairments	—	—	35	—	35
Gain on investments and other assets, net	(8)	(4)	(939)	—	(951)
Deficiency of distributions over equity in pretax income of consolidated subsidiaries	(4,218)	(4,680)	—	8,898	—
Equity in losses of investee companies, net of cash distributions	—	1	27	—	28
Equity-based compensation	33	11	129	—	173
Minority interests	—	—	146	75	221
Deferred income taxes	1,014	554	550	(1,104)	1,014
Amounts related to securities litigation and government investigations	(743)	—	—	—	(743)
Changes in operating assets and liabilities, net of acquisitions	451	1,227	(2,168)	(1,980)	(2,470)
Adjustments relating to discontinued operations	—	—	(83)	—	(83)

Cash provided (used) by operations	(1,179)	(80)	4,378	—	3,119
INVESTING ACTIVITIES
Investments in available-for-sale securities	—	—	(86)	—	(86)
Investments and acquisitions, net of cash acquired	(28)	(11)	(276)	—	(315)
Investments and acquisitions from discontinued operations	—	—	(26)	—	(26)
Capital expenditures and product development costs	14	(63)	(1,938)	—	(1,987)
Investment proceeds from available-for-sale securities	10	13	—	—	23
Advances to parent and consolidated subsidiaries	3,306	2,103	—	(5,409)	—
Other investment proceeds	3	24	1,393	—	1,420

Cash provided (used) by investing activities	3,305	2,066	(933)	(5,409)	(971)
FINANCING ACTIVITIES
Borrowings	3,645	—	5,897	—	9,542
Debt repayments	(2,164)	—	(6,450)	—	(8,614)
Proceeds from exercise of stock options	420	—	—	—	420
Excess tax benefit on stock options	58	—	—	—	58
Principal payments on capital leases	—	—	(32)	—	(32)
Repurchases of common stock	(3,668)	—	—	—	(3,668)
Dividends paid	(417)	—	—	—	(417)
Other	(5)	—	(91)	—	(96)
Change in due to/from parent and investment in segment	—	(2,011)	(3,398)	5,409	—

Cash used by financing activities	(2,131)	(2,011)	(4,074)	5,409	(2,807)
DECREASE IN CASH AND EQUIVALENTS	(5)	(25)	(629)	—	(659)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	207	77	1,265	—	1,549

CASH AND EQUIVALENTS AT END OF PERIOD	$202	$52	$636	$—	$890

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Cash Flows
For The Six Months Ended June 30, 2006

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
OPERATIONS
Net income	$2,477	$2,675	$2,951	$(5,626)	$2,477
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(25)	(2)	(2)	4	(25)
Depreciation and amortization	22	26	1,510	—	1,558
Amortization of film costs	—	—	1,564	—	1,564
Gain on investments and other assets, net	(6)	(17)	(298)	—	(321)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(3,481)	(3,876)	—	7,357	—
Equity in (income) losses of investee companies, net of cash distributions	—	—	(28)	—	(28)
Equity-based compensation	29	13	119	—	161
Minority interests	—	—	161	15	176
Deferred income taxes	771	(300)	(309)	609	771
Amounts related to securities litigation and government investigations	(166)	—	—	—	(166)
Changes in operating assets and liabilities, net of acquisitions	8,406	4,857	(1,288)	(13,704)	(1,729)
Adjustments relating to discontinued operations	—	—	(281)	—	(281)

Cash provided by operations	8,027	3,376	4,099	(11,345)	4,157
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(2)	(14)	(999)	—	(1,015)
Capital expenditures and product development costs	(19)	—	(1,662)	—	(1,681)
Capital expenditures from discontinued operations	—	—	(55)	—	(55)
Investment proceeds from available-for-sale securities	1	19	3	—	23
Advances to parents and consolidated subsidiaries	(5,116)	—	—	5,116	—
Other investment proceeds	10	18	2,201	—	2,229

Cash provided (used) by investing activities	(5,126)	23	(512)	5,116	(499)
FINANCING ACTIVITIES
Borrowings	4,314	—	504	—	4,818
Debt repayments	(1,000)	—	(667)	—	(1,667)
Proceeds from exercise of stock options	306	—	—	—	306
Excess tax benefit on stock options	47	—	—	—	47
Principal payments on capital leases	—	—	(47)	—	(47)
Repurchases of common stock	(9,300)	—	—	—	(9,300)
Prepaid stock repurchase contracts	(340)	—	—	—	(340)
Dividends paid	(435)	—	—	—	(435)
Other	6	—	(22)	—	(16)
Change in due to/from parent and investment in segment	—	(3,409)	(2,820)	6,229	—

Cash used by financing activities	(6,402)	(3,409)	(3,052)	6,229	(6,634)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(3,501)	(10)	535	—	(2,976)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,798	95	327	—	4,220

CASH AND EQUIVALENTS AT END OF PERIOD	$297	$85	$862	$—	$1,244

Part II. Other Information
Item 1. Legal Proceedings
Securities Matters
Consolidated Securities Class Action
     Reference is made to the consolidated securities class action described on pages 51-52 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). On May, 2, 2007, the court entered an order directing an initial distribution of funds from the previously established settlement fund for the consolidated securities actions. Administration of the settlement is ongoing.
Other Related Securities Litigation Matters
     Reference is made to the shareholder derivative, ERISA and individual securities matters described on pages 52-56 of the 2006 Form 10-K and page 68 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “March 2007 Form 10-Q”). At June 30, 2007, the Company’s remaining reserve related to these matters is approximately $17 million, including approximately $8 million that has been reserved for an expected attorneys’ fee award related to a previously settled matter. The Company believes the potential exposure in the securities litigation matters that remain pending at June 30, 2007 to be de minimis.
Other Matters
     Reference is made to the Warner Brothers (South) Inc. (“WBS”) tax cases in Brazil described on page 57 of the 2006 Form 10-K. In June 2007, WBS received an adverse ruling in a case pending before the Superior Court concerning sales tax allegedly owed on assignments of films to video rental stores. WBS has requested reconsideration of this decision.
     Reference is made to the lawsuit filed by certain heirs of Jerome Siegel against the Company, DC Comics, Warner Bros. Entertainment Inc., Warner Communications Inc. and Warner Bros. Television Production Inc. in the U.S. District Court for the Central District of California described on page 57 of the 2006 Form 10-K. On July 27, 2007, the court granted the Company’s motion for reconsideration of the court’s decision granting plaintiffs’ motion for partial summary judgment on termination, reversing the bulk of the March 23, 2006 ruling, and requested additional briefing on certain issues. The Company’s motion for summary judgment is still pending.
     Reference is made to the lawsuit filed by Thomas Dreiling described on page 58 of the 2006 Form 10-K. This case is now scheduled for trial starting in January of 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
     On May 16, 2007, the Company and Liberty Media Corporation (“Liberty”) completed a transaction in which Liberty exchanged 18,784,759 shares of the Company’s Series LMCN-V Common Stock and 49,712,526 shares of the Company’s Common Stock (including 4,000,000 shares expected to be delivered to the Company upon the resolution of a working capital adjustment) for a subsidiary of the Company that owned the Atlanta Braves baseball franchise, Leisure Arts, Inc. and cash (the “Liberty Transaction”). The shares of Series LMCN-V Common Stock and the shares of Common Stock are included within the Stock Repurchase Program described in footnote 3 below. The shares of Series LMCN-V Common Stock, which were convertible to Common Stock on a share-for-share basis, were not registered under Section 12 of the Exchange Act and, therefore, are not included in the amounts set forth in the table below. In addition, the 4,000,000 shares of Common Stock are not included in the amounts set forth in the table below as they have not yet been delivered to the Company.
     The following table provides information about purchases by the Company during the quarter ended June 30, 2007 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(1)	Paid Per Share(2)	Programs(3)	Plans or Programs
April 1, 2007 — April 30, 2007	23,799,615	$20.61	23,797,300	$1,585,934,390
May 1, 2007 — May 31, 2007	45,712,526	$20.84	45,712,526	$633,075,065
June 1, 2007 — June 30, 2007	4,338,986	$21.34	4,338,500	$540,483,206 (4)

Total	73,851,127	$20.80	73,848,326

(1)
The total number of shares purchased includes (a) shares of Common Stock purchased by the Company under the Stock Repurchase Program, and (b) shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date. The number of shares of Common Stock purchased by the Company in connection with the vesting of such awards totaled 2,315 shares, 0 shares and 486 shares, respectively, for the months of April, May and June.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

(3)
On August 3, 2005, the Company announced that its Board of Directors had authorized a Common Stock repurchase program that allows the Company to repurchase, from time to time, up to $5 billion of Common Stock over a two-year period (the “Stock Repurchase Program”). On November 2, 2005, the Company announced the increase of the amount that may be repurchased under the Stock Repurchase Program to an aggregate of up to $12.5 billion of Common Stock. In addition, on February 17, 2006, the Company announced a further increase of the amount of the Stock Repurchase Program and the extension of the program’s ending date. Under the extended program, the Company has authority to repurchase up to an aggregate of $20 billion of Common Stock during the period from July 29, 2005 through December 31, 2007. Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors including price and business and market conditions. In the past, the Company has repurchased shares of Common Stock pursuant to trading programs under Rule 10b5-1 promulgated under the Exchange Act, and it may repurchase shares of Common Stock under such trading programs in the future.

On August 1, 2007, the Company announced that its Board of Directors had authorized a new stock repurchase program that allows Time Warner to repurchase, from time to time, up to $5 billion of Common Stock (the “New Stock Repurchase Program”). Purchases under the New Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors including price and business and market conditions. In the past, the Company has repurchased shares of Common Stock pursuant to trading programs under Rule 10b5-1, and it may repurchase shares of Common Stock under such trading programs in the future.

(4)
This amount does not reflect (i) the dollar value of the 18,784,759 shares of Series LMCN-V Common Stock received by the Company on May 16, 2007 in the Liberty Transaction, which were acquired as part of the Stock Repurchase Program, (ii) the dollar value of the 4,000,000 shares of Common Stock that are subject to the working capital adjustment in the Liberty Transaction, and (iii) the fees, commissions and other costs associated with the Stock Repurchase Program. If these amounts were reflected in this table, the approximate dollar value of shares that may yet be purchased under the Stock Repurchase Program would have equaled approximately $50 million. This amount also does not give effect to the approximate dollar value of shares that may be purchased under the New Stock Repurchase Program.

Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Stockholders of the Company was held on May 18, 2007 (the “2007 Annual Meeting”). The following matters were voted on at the 2007 Annual Meeting:
(i)	The following individuals were elected directors of the Company for terms expiring in 2007:

			Broker
	Votes for (1)	Votes Withheld	Non-Votes
James L. Barksdale	3,349,284,028.59	60,991,938	0
Jeffrey L. Bewkes	3,354,418,750.59	55,857,216	0
Stephen F. Bollenbach	3,238,426,073.59	171,849,893	0
Frank J. Caufield	3,258,740,271.59	151,535,695	0
Robert C. Clark	3,273,941,291.59	136,334,675	0
Mathias Döpfner	3,326,910,989.59	83,364,977	0
Jessica P. Einhorn	3,343,571,448.59	66,704,518	0
Reuben Mark	3,318,513,351.59	91,762,615	0
Michael A. Miles	3,236,880,339.59	173,395,627	0
Kenneth J. Novack	3,257,978,833.59	152,297,133	0
Richard D. Parsons	3,311,312,116.59	98,963,850	0
Francis T. Vincent, Jr.	3,258,874,642.59	151,401,324	0
Deborah C. Wright	3,257,711,708.59	152,564,258	0
(ii)	Ratification of appointment of Ernst & Young LLP as independent auditors of the Company:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
3,268,495,793	119,178,197	22,414,129	0
(iii)	Company proposal regarding amendments to the Company’s Restated Certificate of Incorporation to eliminate certain super-majority vote requirements:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
3,338,724,647.59	45,552,933	25,998,386	0
(iv)	Stockholder proposal regarding advisory resolution to ratify compensation of Named Executive Officers:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
1,111,512,322	1,628,084,435	133,671,679	536,819,683
(v)	Stockholder proposal regarding separation of roles of Chairman and CEO:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
454,509,150	2,393,760,258	24,999,028	536,819,683
(vi)	Stockholder proposal regarding simple majority vote:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
2,258,146,832	589,580,442	25,541,162	536,819,683

(vii)	Stockholder proposal regarding special shareholder meetings:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
1,844,881,058	1,001,101,623	27,285,755	536,819,683
(viii)	Stockholder proposal regarding stockholder ratification of director compensation when a stockholder rights plan has been adopted:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
137,194,183	2,614,023,856.59	122,238,244	536,819,683

(1)
Fractional share numbers are due to the shares of Series LMCN-V Common Stock of the Company, each of which entitled the holder thereof to 1/100 of a vote per share on the election of directors and the proposals described in paragraphs (iii) and (viii).

Item 5. Other Information
     On July 26, 2007, the Company’s Board of Directors amended the Company’s By-laws. As previously reported by the Company on its Current Report on Form 8-K dated May 30, 2007, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Restated Certificate of Incorporation to eliminate certain super-majority vote requirements for stockholders to amend the Company’s By-laws. The amendment to the Company’s By-laws conforms the By-laws to the Restated Certificate of Incorporation, as amended. The amendment to the By-laws amended Article XI to eliminate the 80% super-majority vote requirement for stockholders to amend the Company’s By-laws and replaced it with a majority vote standard that allows holders of a majority or more of the combined voting power of the outstanding shares of all classes and series of capital stock entitled generally to vote in the election of directors, voting together as a single class, to alter, amend, or repeal the Company’s By-laws or to adopt new By-laws. A copy of the By-laws, as amended, is filed as Exhibit 3.5 to this report.
     On July 27, 2007, the Company filed with the Secretary of State of the State of Delaware two Certificates of Elimination to the Company’s Restated Certificate of Incorporation. The Certificates of Elimination became effective upon filing. One Certificate of Elimination eliminated from the Company’s Restated Certificate of Incorporation, as amended, the Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations or Restrictions Thereof of the Company’s Series LMC Common Stock. The second Certificate of Elimination eliminated from the Company’s Restated Certificate of Incorporation, as amended, the Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations or Restrictions Thereof of the Company’s Series LMCN-V Common Stock. The Series LMCN-V Common Stock and Series LMC Common Stock were established by Historic TW Inc. in 1996 to address conditions imposed by the Federal Trade Commission on shares to be received by Liberty as consideration for the interest Liberty held in Turner Broadcasting System, Inc. The shares of Series LMCN-V Common Stock of Historic TW Inc. were exchanged for shares of Series LMCN-V Common Stock of Time Warner Inc. in 2001. The Series LMCN-V Common Stock and Series LMC Common Stock have been eliminated because the regulatory conditions terminated in 2006 and all of the outstanding shares of Series LMCN-V Common Stock were tendered to the Company by Liberty in connection with the Liberty Transaction. Accordingly, there is no longer a need to maintain the Series LMCN-V Common Stock and the Series LMC Common Stock. Copies of the Certificates of Elimination are filed as Exhibits 3.2 and 3.3 to this report.
     On July 27, 2007, following the filing of the Certificates of Elimination, the Company filed with the Secretary of State of the State of Delaware a Restated Certificate of Incorporation. The Restated Certificate of Incorporation became effective upon filing. The Restated Certificate of Incorporation filed on July 27, 2007 amended the Restated Certificate of Incorporation filed with the Delaware Secretary of State on January 11, 2001 to reflect all amendments made to it since that date, but did not further amend the Restated Certificate of Incorporation. A copy of the Restated Certificate of Incorporation is filed as Exhibit 3.4 to this report.

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

TIME WARNER INC. (Registrant)

Date: August 1, 2007	/s/ Wayne H. Pace

Wayne H. Pace
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
3.1*
Certificate of Amendment, dated May 30, 2007, to the Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on May 30, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 30, 2007).

3.2	Certificate of Elimination relating to the Company’s Series LMC Common Stock as filed with the Secretary of State of the State of Delaware on July 27, 2007.

3.3	Certificate of Elimination relating to the Company’s Series LMCN-V Common Stock as filed with the Secretary of State of the State of Delaware on July 27, 2007.

3.4	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 27, 2007.

3.5	By-laws of the Company as amended through July 26, 2007.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. †

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