Form 10-Q
period 2007-09-30
TIME WARNER INC
filed 2007-11-07
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2007 or

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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐       No ☑

Description of Class	Shares Outstanding as of November 2, 2007
Common Stock – $.01 par value	3,614,595,917

TIME WARNER INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page
PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Results of Operations and Financial Condition	1
Item 4. Controls and Procedures	36
Consolidated Balance Sheet at September 30, 2007 and December 31, 2006	37
Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2007 and 2006	38
Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	39
Consolidated Statement of Shareholders’ Equity	40
Notes to Consolidated Financial Statements	41
Supplementary Information	70

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	79
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	81
Item 5. Other Information	82
Item 6. Exhibits	82
EX-10.1 TIME WARNER INC. 2006 STOCK INCENTIVE PLAN
EX-10.2 TIME WARNER INC. 2003 STOCK INCENTIVE PLAN
EX-10.3 TIME WARNER INC. 1999 STOCK PLAN
EX-10.4 AOL TIME WARNER INC. 1994 STOCK OPTION PLAN
EX-10.5 TIME WARNER INC. 1988 RESTRICTED STOCK AND RESTRICTED STOCK UNIT PLAN FOR NON-EMPLOYEE DIRECTORS
EX-10.6 FORM OF RESTRICTED STOCK UNITS AGREEMENT
EX-10.7 TIME WARNER INC. DEFERRED COMPENSATION PLAN
EX-10.8 TIME WARNER INC. NON-EMPLOYEE DIRECTORS' DEFERRED COMPENSATION PLAN
EX-10.9 AMENDED AND RESTATED TIME WARNER INC. ANNUAL BONUS PLAN FOR EXECUTIVE OFFICERS
EX-31.1 SECTION 302 CERTIFICATION OF PEO
EX-31.2 SECTION 302 CERTIFICATION OF PFO
EX-32 SECTION 906 CERTIFICATION OF PEO & PFO

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

•
Results of operations. This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2007. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2007 and cash flows for the nine months ended September 30, 2007.

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

     As discussed more fully in Note 1 to the accompanying consolidated financial statements, the 2006 financial information has been recast so that the basis of presentation is consistent with that of the 2007 financial information. Specifically, amounts were recast to reflect the retrospective presentation of certain businesses that were sold as discontinued operations.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
OVERVIEW
     Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, CNN, AOL, People, Sports Illustrated, Time and Time Warner Cable. The Company produces and distributes films through Warner Bros. and New Line Cinema, including Harry Potter and the Order of the Phoenix, 300, Ocean’s 13, Rush Hour 3 and Hairspray, as well as television programs, including ER, Two and a Half Men, Cold Case, Without a Trace and The Closer. During the nine months ended September 30, 2007, the Company generated revenues of $33.840 billion (up 8% from $31.349 billion in 2006), Operating Income of $6.606 billion (up 27% from $5.218 billion in 2006), Net Income of $3.356 billion (down 30% from $4.799 billion in 2006) and Cash Provided by Operations of $6.156 billion (down 6% from $6.570 billion in 2006).
Time Warner Businesses
     Time Warner classifies its operations into five reportable segments: AOL, Cable, Filmed Entertainment, Networks and Publishing.
     Time Warner evaluates the performance and operational strength of its business segments based on several factors, of which the primary financial measure is operating income before depreciation of tangible assets and amortization of intangible assets (“Operating Income before Depreciation and Amortization”). Operating Income before Depreciation and Amortization eliminates the uneven effects across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets, primarily recognized in business combinations. Operating Income before Depreciation and Amortization should be considered in addition to Operating Income, as well as other measures of financial performance. Accordingly, the discussion of the results of operations for each of Time Warner’s business segments includes both Operating Income before Depreciation and Amortization and Operating Income. For additional information regarding Time Warner’s business segments, refer to Note 10, “Segment Information.”
     AOL. AOL LLC (together with its subsidiaries, “AOL”) is a leader in interactive services. In the U.S. and internationally, AOL operates a leading network of web brands, offers free client software and services to users who have their own Internet connection and provides services to advertisers on the Internet. In addition, AOL operates one of the largest Internet access subscription services in the United States. At September 30, 2007, AOL had 10.1 million AOL brand subscribers in the U.S., which does not include registrations for the free AOL service. For the nine months ended September 30, 2007, AOL reported total revenues of $3.930 billion (12% of the Company’s overall revenues) and had $2.120 billion in Operating Income before Depreciation and Amortization and $1.739 billion in Operating Income, both of which included a net pretax gain of approximately $668 million related to the sale of AOL’s German access business.
     Historically, AOL’s primary product offering has been an online subscription service that includes dial-up Internet access, and this product currently generates the majority of AOL’s revenues. AOL continued to experience significant declines in the first nine months of 2007 in the number of its U.S. subscribers and related revenues, due primarily to AOL’s decisions to focus on its advertising business and offer most of its services (other than Internet access) for free, AOL’s significant reduction of subscriber acquisition and retention efforts, and the industry-wide decline of the premium dial-up ISP business and growth in the broadband Internet access business. The decline in subscribers has had an adverse impact on AOL’s Subscription revenues. However, dial-up network costs have also decreased and are anticipated to continue to decrease as subscribers decline. AOL’s Advertising revenues, in large part, are generated from the traffic to and usage of the AOL service by AOL’s subscribers. Therefore, the decline in subscribers also could have an adverse impact on AOL’s Advertising revenues generated on the AOL Network (as defined below) to the extent that subscribers canceling their subscriptions do not maintain their relationship with and usage of the AOL Network.
     AOL’s strategy is to transition from a business that has relied heavily on Subscription revenues from dial-up subscribers to one that attracts and engages more Internet users and takes advantage of the growth in online advertising by providing advertising services on both the AOL Network and on Internet sites of third-party entities (referred to as “Partner Sites”). AOL’s focus is on growing its global web services business, while managing costs in this business as well as in its access services business.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     A part of AOL’s strategy is to maintain and expand relationships with current and former AOL subscribers, whether or not they continue to purchase the dial-up Internet access subscription service. Another component of the strategy is to permit access to most of the AOL services, including use of the AOL client software and AOL e-mail accounts, without charge. Therefore, as long as an individual has a means to connect to the Internet, that person can access and use most of the AOL services for free.
     The AOL Network consists of a variety of websites, related applications and services, and the AOL and low-cost ISP services. Specifically, the AOL Network includes AOL.com, international versions of the AOL portal, AIM, MapQuest, Moviefone, ICQ and Netscape, as well as other co-branded websites owned by third-parties for which certain criteria have been met, including that the Internet traffic has been assigned to AOL. Paid-search advertising activities on the AOL Network are conducted primarily through AOL’s strategic relationship with Google Inc. (“Google”). Following the expansion of this strategic relationship in April 2006, 95% of the equity interests in AOL are indirectly held by the Company and 5% are indirectly held by Google.
     During 2007, AOL’s advertising business has been adversely impacted by certain trends, including accelerated fragmentation of online audiences away from the top portals, downward pricing pressures on AOL Network advertising inventory, and the increasing usage by online advertisers of third-party advertising networks. Consistent with these trends and AOL’s strategy, and to supplement AOL’s online advertising businesses that provide advertising and related services on Partner Sites, in the second quarter of 2007, AOL acquired Third Screen Media, Inc. (“TSM”), a mobile advertising network and mobile ad-serving management platform provider, and a controlling interest in ADTECH AG (“ADTECH”), an international online ad-serving company. In addition, as noted under “Recent Developments,” in the third quarter of 2007, the Company purchased TACODA, Inc. (“TACODA”), an online behavioral targeting advertising network. In addition, AOL has announced the formation of a business group within AOL called Platform-A, which will offer advertisers access to sophisticated targeting and measurement tools enabling AOL to optimize advertising inventory across Platform-A’s network of Partner Sites, as well as the AOL Network.
     In February 2006, Advertising.com, a wholly owned subsidiary of AOL that provides advertising services on Partner Sites, entered into a two-year agreement with a major customer whereby Advertising.com became the exclusive provider of online marketing services for this customer. Advertising.com also agreed not to provide similar services to the customer’s competitors during the term of the agreement. Under this agreement, Advertising.com has provided a variety of online marketing services to the customer, including the management of relationships with third-party affiliate Internet publishers, search engine marketing services, and performance and brand advertising in the Advertising.com third-party network. The original term of the agreement was for two years and could be terminated by either party upon ninety days’ written notice. Advertising.com earned gross Advertising revenues from this relationship of $58 million and $162 million for the three and nine months ended September 30, 2007, respectively, and $56 million and $102 million for the three and nine months ended September 30, 2006, respectively.
     In October 2007, Advertising.com and the customer entered into an amendment to the agreement under which the exclusivity provisions of the original agreement, as they apply to both parties, will terminate effective January 1, 2008. In addition, certain provisions in the contract that provide for a minimum management fee to be paid to Advertising.com in the event the customer’s monthly advertising expenditures drop below certain thresholds will terminate effective January 1, 2008. The amendment was entered into following receipt of a notice from the customer in August 2007 stating that the customer wanted to amend the agreement and, if the customer and Advertising.com were not able to negotiate and enter into an acceptable amendment, the notice would serve as the customer’s notice of termination of the agreement, to be effective ninety days later. In August 2007, the customer had announced its entry into an agreement to acquire a business believed to perform online advertising services that are similar to those provided by Advertising.com. The Company does not expect a significant decline in AOL’s Advertising revenues from this relationship in the fourth quarter of 2007 as a result of the amendment. However, as described above, beginning January 1, 2008, the customer is under no obligation to continue to do business with Advertising.com. Accordingly, while the Company is unable to estimate the overall impact of the amendment after January 1, 2008, it anticipates a significant decline in Advertising revenues from this customer.
     In connection with its strategy, AOL undertook certain restructuring and related activities in 2006 and the first nine months of 2007, including involuntary employee terminations, contract terminations, facility closures and asset write-offs. As AOL continues to transition to a global web services business, in the fourth quarter of 2007, AOL has taken and will

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
take further restructuring actions of this nature, which will result in additional restructuring charges during the fourth quarter of 2007 and in the first quarter of 2008.
     Cable. Time Warner’s cable business, Time Warner Cable Inc. and its subsidiaries (“TWC”), is the second-largest cable operator in the U.S. and is an industry leader in developing and launching innovative video, data and voice services. As of September 30, 2007, TWC had approximately 13.3 million basic video subscribers in technologically advanced, well-clustered systems located mainly in five geographic areas — New York state, the Carolinas, Ohio, southern California and Texas. As of September 30, 2007, TWC was the largest cable operator in a number of large cities, including New York City and Los Angeles. For the nine months ended September 30, 2007, TWC delivered revenues of $11.866 billion (35% of the Company’s overall revenues), $4.179 billion in Operating Income before Depreciation and Amortization and $1.971 billion in Operating Income.
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
     TWC principally offers three services — video, high-speed data and voice, which have been primarily targeted to residential customers. Video is TWC’s largest service in terms of revenues generated and providing video services is a competitive and highly penetrated business. TWC expects to continue to increase video revenues through the offering of advanced digital video services, as well as through price increases and digital video subscriber growth. TWC’s digital video subscribers provide a broad base of potential customers for additional advanced services. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting contractual rate increases, subscriber growth and the expansion of service offerings. TWC expects that its video service margins will decline over the next few years as increases in programming costs outpace growth in video revenues.
     High-speed data has been one of TWC’s fastest-growing services over the past several years and is a key driver of its results. As of September 30, 2007, TWC had approximately 7.4 million residential high-speed data subscribers. TWC expects continued strong growth in residential high-speed data subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenues is expected to continue to slow over time as high-speed data services become increasingly well-penetrated. TWC also offers commercial high-speed data services and had approximately 272,000 commercial high-speed data subscribers as of September 30, 2007.
     Approximately 2.6 million subscribers received Digital Phone service, TWC’s voice service, as of September 30, 2007. Under TWC’s primary calling plan, for a monthly fixed fee, Digital Phone customers typically receive the following services: an unlimited local, in-state and U.S., Canada and Puerto Rico calling plan, as well as call waiting, caller ID and E911 services. TWC also offers additional calling plans with a variety of calling options that are designed to meet customers’ particular usage patterns. TWC is currently introducing an international calling plan and it intends to offer additional plans in the future. Digital Phone enables TWC to offer its customers a convenient package, or “bundle,” of video, high-speed data and voice services, and to compete effectively against bundled services available from its competitors. TWC expects strong increases in Digital Phone subscribers and revenues for the foreseeable future. TWC has begun to introduce Business Class Phone, a commercial Digital Phone service, to small- and medium-sized businesses and will continue to roll-out this service during the fourth quarter of 2007 in most of the systems TWC owned before and retained after the transactions with Adelphia and Comcast (the “Legacy Systems”). TWC has also been introducing this service in the systems acquired in and retained after the transactions with Adelphia and Comcast (the “Acquired Systems”) during 2007 and will continue the roll-out in the Acquired Systems during 2008.
     Some of TWC’s principal competitors, direct broadcast satellite operators and incumbent local telephone companies in particular, either offer or are making significant capital investments that will allow them to offer services that provide features and functions comparable to the video, data and/or voice services that TWC offers, and they also offer them in bundles similar to TWC’s. The availability of these bundled service offerings has intensified competition and TWC expects that competition will continue to intensify in the future as these offerings become more prevalent.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     In addition to the subscription services described above, TWC also earns revenues by selling advertising time to national, regional and local businesses.
     As of July 31, 2006, the date the transactions with Adelphia and Comcast closed, the penetration rates for basic video, digital video and high-speed data services were generally lower in the Acquired Systems than in the Legacy Systems. Furthermore, certain advanced services were not available in some of the Acquired Systems, and an IP-based telephony service was not available in any of the Acquired Systems. To increase the penetration of these services in the Acquired Systems, TWC has undertaken a significant integration effort that includes upgrading the capacity and technical performance of these systems to levels that will allow the delivery of these advanced services and features. Such integration-related efforts are expected to be substantially complete by the end of 2007. As of September 30, 2007, Digital Phone was available to nearly 80% of the homes passed in the Acquired Systems. TWC expects the roll-out of Digital Phone service across the remainder of the Acquired Systems to be substantially complete by the end of 2007.
     Improvement in the financial and operating performance of the Acquired Systems depends in part on the completion of these initiatives and the subsequent availability of TWC’s bundled advanced services in the Acquired Systems. In addition, due to both historical and current operational and competitive challenges, TWC expects that the acquired systems located in Los Angeles, CA and Dallas, TX will continue to require more time and resources than the other acquired systems to stabilize and then meaningfully improve their financial and operating performance. As of September 30, 2007, the Los Angeles and Dallas acquired systems together served approximately 1.9 million basic video subscribers (about 50% of the basic video subscribers served by the Acquired Systems). TWC believes that by upgrading the plant and integrating the Acquired Systems into its operations, there is a significant opportunity over time to increase service penetration rates, and improve Subscription revenues and Operating Income before Depreciation and Amortization in the Acquired Systems.
     Filmed Entertainment. Time Warner’s Filmed Entertainment businesses, Warner Bros. Entertainment Group (“Warner Bros.”) and New Line Cinema Corporation (“New Line”), generated revenues of $8.174 billion (23% of the Company’s overall revenues), $865 million in Operating Income before Depreciation and Amortization and $592 million in Operating Income for the nine months ended September 30, 2007.
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
     Warner Bros. continues to be an industry-leader in the television business. For the 2007-2008 television season, Warner Bros. expects to produce approximately 24 prime-time series across the five broadcast networks (including Without a Trace, Two and a Half Men, ER, Cold Case, Smallville and Men In Trees), as well as original series for cable networks (including The Closer and Nip/Tuck).
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
     Networks. Time Warner’s Networks segment comprises Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“HBO”). On September 17, 2006, Warner Bros. and CBS Corp. (“CBS”) ceased the stand-alone operations of The WB Network and UPN, respectively, and formed The CW, an equity method investee of the Company. The Networks

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
segment results included the operations of The WB Network through the date of its shutdown on September 17, 2006. For the nine months ended September 30, 2007, the Networks segment delivered revenues of $7.566 billion (20% of the Company’s overall revenues), $2.479 billion in Operating Income before Depreciation and Amortization and $2.245 billion in Operating Income.
     The Turner networks — including such recognized brands as TNT, TBS, CNN, Cartoon Network and CNN Headline News — are among the leaders in advertising-supported cable TV networks. For five consecutive years, more prime-time households have watched advertising-supported cable TV networks than the national broadcast networks. For the nine months ended September 30, 2007, TNT ranked first among advertising-supported cable networks in total-day delivery of its key demographics, Adults 18-49 and Adults 25-54 and in prime-time delivery ranked second for Adults 18-49 and Adults 25-54. TBS ranked second among advertising-supported cable networks in prime-time delivery of its key demographic, Adults 18-34.
     The Turner networks generate revenues principally from the sale of advertising time and monthly subscriber fees paid by cable system operators, direct-to-home satellite operators and other distributors. Key contributors to Turner’s success are its continued investments in high-quality programming focused on sports, network movie premieres, original and syndicated series, news and animation, leading to strong ratings and Advertising and Subscription revenue growth, as well as strong brands and operating efficiency.
     HBO operates the HBO and Cinemax multichannel pay television programming services, with the HBO service ranking as the nation’s most widely distributed pay television network. HBO generates revenues principally from monthly subscriber fees from cable system operators, direct-to-home satellite operators and other distributors. An additional source of revenues are the ancillary sales of its original programming, including The Sopranos, Sex and the City, Rome and Entourage.
     Publishing. Time Warner’s Publishing segment consists principally of magazine publishing and a number of direct-marketing and direct-selling businesses. The segment generated revenues of $3.500 billion (10% of the Company’s overall revenues), $690 million in Operating Income before Depreciation and Amortization and $545 million in Operating Income for the nine months ended September 30, 2007.
     As of September 30, 2007, Time Inc. published over 120 magazines globally, including People, Sports Illustrated, In Style, Southern Living, Real Simple, Entertainment Weekly, Time, Cooking Light and Fortune. It generates revenues primarily from advertising, magazine subscriptions and newsstand sales, and its growth is derived from higher circulation of and advertising in existing magazines, new magazine launches, acquisitions and advertising from digital properties. Time Inc. owns IPC Media, the U.K.’s largest magazine company (“IPC”), and the magazine subscription marketer Synapse Group, Inc. The Company’s Publishing segment has experienced sluggish print advertising sales as advertisers are shifting advertising expenditures to digital media. As a result, Time Inc. continues to invest in developing digital content, including the launch of MyRecipes.com, increased functionality for CNNMoney.com, the expansion of Sports Illustrated’s digital properties and the launch of various digital sites in the U.K. by IPC. For the nine months ended September 30, 2007, digital Advertising revenues reflected approximately 6% of Time Inc.’s Advertising revenues. Time Inc.’s direct-selling division, Southern Living At Home, sells home decor products through independent consultants at parties hosted in people’s homes throughout the U.S.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Recent Developments
Writers Guild of America Collective Bargaining Agreement
     On November 5, 2007, the Writers Guild of America (East and West) (the “Guild”) commenced a strike against film and television studios, subsequent to the expiration of the Guild’s collective bargaining agreement on October 31, 2007. The Company’s Networks and Filmed Entertainment segments and certain of their suppliers retain the services of writers who are members of the Guild. If the strike continues for more than a short period of time, it could cause delays in the production or the release dates of the segments’ television programs or feature films, as well as higher costs resulting either from the strike or less favorable terms of a future agreement. The Company is currently unable to estimate the impact of the strike, if any.
Interest in TW NY Cable Holding Inc.
     In September 2007, the Company proposed to TWC that it enter into discussions regarding a transaction pursuant to which TWC’s subsidiary, TW NY Cable Holding Inc. (“TWNYCH”), would redeem a significant portion of the Company’s 12.43% non-voting, equity interest in it. TWC’s Board of Directors has appointed a special committee of independent directors and authorized it to consider any proposal made by the Company and to negotiate with the Company regarding the terms of such a transaction. No assurance can be given that any proposal will result in an agreement for TWNYCH to redeem a portion of the Company’s interest in it or, if an agreement is reached, that a redemption transaction will be consummated. In April 2005, in connection with the announcement of the Adelphia/Comcast Transactions (as defined below), TWC valued the Company’s 12.43% interest (as if the Adelphia/Comcast Transactions had occurred at that time) at approximately $2.9 billion. This 2005 valuation is not necessarily indicative of the fair value of the interest as of the date of this report. If a redemption transaction takes place, the Company expects that TWC would finance the transaction through available borrowing capacity under TWC’s existing committed revolving credit facility or by accessing the bank credit or debt capital markets. If a redemption transaction is completed, it will not change the 84% ownership interest the Company has in TWC’s common stock (Note 2).
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
     On July 26, 2007, Time Warner’s Board of Directors authorized a new common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this new stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through November 6, 2007, the Company repurchased approximately 119 million shares of common stock for approximately $2.2 billion pursuant to trading programs under Rule 10b5-1 of the Exchange Act (Note 6).
Claxson
     On October 3, 2007, the Company completed the purchase of seven pay television networks and the sales representation rights for eight third-party-owned networks operating principally in Latin America from Claxson Interactive Group, Inc. (“Claxson”) for $234 million in cash (Note 3).
TACODA
     On September 6, 2007, the Company completed the acquisition of TACODA, an online behavioral targeting advertising network, for $274 million in cash, net of cash acquired. The TACODA acquisition did not significantly impact the Company’s consolidated financial results for the three and nine months ended September 30, 2007 (Note 3).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Divestitures of Certain Non-Core AOL Wireless Businesses
     On August 24, 2007, the Company completed the sale of Tegic Communications, Inc. (“Tegic”), a wholly owned subsidiary of AOL, to Nuance Communications, Inc. (“Nuance”) for $265 million in cash. In the third quarter of 2007, the Company recorded a pretax gain on this sale of approximately $200 million. In addition, in the third quarter of 2007, the Company transferred the assets of Wildseed LLC (“Wildseed”), a wholly owned subsidiary of AOL, to a third-party. The Company recorded a pretax charge of approximately $7 million related to this divestiture in the second quarter of 2007 and an impairment charge of approximately $18 million on the long-lived assets of Wildseed in the first quarter of 2007. All amounts related to both Tegic and Wildseed have been reflected as discontinued operations for all periods presented (Note 3).
Transaction with Liberty
     On May 16, 2007, the Company completed a transaction in which Liberty Media Corporation (“Liberty”) exchanged 68.5 million shares of Time Warner common stock for the stock of a subsidiary of Time Warner that owned assets including the Atlanta Braves baseball franchise (the “Braves”) and Leisure Arts, Inc. (“Leisure Arts”) (at a fair value of $473 million) and $960 million of cash (collectively, the “Liberty Transaction”). Included in the 68.5 million shares of Time Warner common stock are 4 million shares expected to be delivered to the Company upon the resolution of a working capital adjustment that is expected to be completed in the fourth quarter of 2007. The 4 million shares have been reflected as common stock due from Liberty in the accompanying consolidated balance sheet at September 30, 2007. The Company recorded a pretax gain of $71 million on the sale of the Braves, which is net of indemnification obligations valued at $60 million. The Company has agreed to indemnify Liberty for, among other things, increases in the amount due by the Braves under Major League Baseball’s revenue sharing rules from expected amounts for fiscal years 2007 to 2027, to the extent attributable to local broadcast and other contracts in place prior to the Liberty Transaction. The Liberty Transaction was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, the historical deferred tax liabilities of $83 million associated with the Braves were no longer required. In the first quarter of 2007, the Company recorded an impairment charge of $13 million on its investment in Leisure Arts. The results of operations of the Braves and Leisure Arts have been reflected as discontinued operations for all periods presented (Note 3).
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
Sales of AOL’s European Access Businesses
     On February 28, 2007, the Company completed the sale of AOL’s German access business to Telecom Italia S.p.A. for $850 million in cash, resulting in a net pretax gain of approximately $668 million. In connection with this sale, the Company entered into a separate agreement to provide ongoing web services, including content, e-mail and other online tools and services to Telecom Italia S.p.A. As a result of the historical interdependency of AOL’s European access and audience businesses, the historical cash flows and operations of the access and audience businesses were not clearly distinguishable. Accordingly, AOL’s German access business and its other European access businesses, which were sold in 2006, have not been reflected as discontinued operations in the accompanying consolidated financial statements (Note 3).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Texas/Kansas City Cable Joint Venture
     TKCCP was a 50-50 joint venture between a consolidated subsidiary of TWC (Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”)) and Comcast. On January 1, 2007, TKCCP distributed its assets to TWC and Comcast. TWC received the Kansas City Pool, which served approximately 788,000 basic video subscribers as of December 31, 2006, and Comcast received the pool of assets consisting of the Houston cable systems (the “Houston Pool”), which served approximately 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. TKCCP was formally dissolved on May 15, 2007. For accounting purposes, the Company has treated the distribution of TKCCP’s assets as a sale of the Company’s 50% equity interest in the Houston Pool and as an acquisition of Comcast’s 50% equity interest in the Kansas City Pool. As a result of the sale of the Company’s 50% equity interest in the Houston Pool, the Company recorded a pretax gain of approximately $146 million in the first quarter of 2007, which is included as a component of other income (loss), net in the accompanying consolidated statement of operations for the nine months ended September 30, 2007 (Note 2).
Transactions with Adelphia and Comcast
     On July 31, 2006, TW NY and Comcast completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia (the “Adelphia Acquisition”). Additionally, on July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC, were redeemed (the “TWC Redemption” and the “TWE Redemption,” respectively, and, collectively, the “Redemptions”). Following the Redemptions and the Adelphia Acquisition, on July 31, 2006, TW NY and Comcast swapped certain cable systems, most of which were acquired from Adelphia, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Adelphia/Comcast Transactions”). The results of the systems acquired in connection with the Adelphia/Comcast Transactions have been included in the accompanying consolidated statement of operations since the closing of the transactions. As a result of the closing of the Adelphia/Comcast Transactions, TWC acquired systems with approximately 4.0 million basic video subscribers and disposed of systems with approximately 0.8 million basic video subscribers previously owned by TWC that were transferred to Comcast in connection with the Redemptions and the Exchange for a net gain of approximately 3.2 million basic video subscribers.
     On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the terms of the reorganization plan, the shares of TWC’s Class A common stock that Adelphia received in the Adelphia Acquisition (representing approximately 16% of TWC’s outstanding common stock) are being distributed to Adelphia’s creditors. On March 1, 2007, TWC’s Class A common stock began trading on the New York Stock Exchange under the symbol “TWC.” As of September 30, 2007, Time Warner owned approximately 84% of TWC’s outstanding common stock (Note 2).
Amounts Related to Securities Litigation
     During the first and second quarters of 2007, the Company reached agreements to settle substantially all of the remaining securities litigation claims, a substantial portion of which had been reserved for at December 31, 2006. For the nine months ended September 30, 2007, the Company recorded charges of approximately $153 million for these settlements. At September 30, 2007, the Company’s remaining reserve related to these matters is approximately $10 million, including approximately $8 million that has been reserved for an expected attorneys’ fee award related to a previously settled matter. The Company believes the potential exposure in the securities litigation matters that remain pending at September 30, 2007 to be de minimis (Note 11).
     The Company recognizes insurance recoveries when it becomes probable that such amounts will be received. The Company recognized insurance recoveries related to Employee Retirement Income Security Act (“ERISA”) matters of approximately $9 million for the nine months ended September 30, 2007 and approximately $4 million and $57 million for the three and nine months ended September 30, 2006, respectively (Note 1).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
RESULTS OF OPERATIONS
Changes in Basis of Presentation
Discontinued Operations
     As discussed more fully in Note 1 to the accompanying consolidated financial statements, the 2006 financial information has been recast so that the basis of presentation is consistent with that of the 2007 financial information. Specifically, the Company has reflected as discontinued operations for all periods presented the financial condition and results of operations of certain businesses sold during the first nine months of 2007, which include the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts, the Braves, Tegic and Wildseed.
Consolidation of Kansas City Pool
     On January 1, 2007, the Company began consolidating the results of the Kansas City Pool it received upon the distribution of the assets of TKCCP to TWC and Comcast.
Recent Accounting Standards
Accounting for Sabbatical Leave and Other Similar Benefits
     On January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”), related to certain sabbatical leave and other employment arrangements that are similar to a sabbatical leave. EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. Adoption of this guidance resulted in an increase to accumulated deficit of approximately $97 million (approximately $59 million, net of tax) on January 1, 2007. The resulting change in the accrual for the nine months ended September 30, 2007 was not material.
Accounting for Uncertainty in Income Taxes
     On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Upon adoption, the Company recognized approximately $445 million of tax benefits for positions that were previously unrecognized, of which approximately $433 million was accounted for as a reduction to the accumulated deficit balance and approximately $12 million was accounted for as an increase to the paid-in-capital balance as of January 1, 2007. Additionally, the adoption of FIN 48 resulted in the recognition of additional tax reserves for positions where there is uncertainty about the timing or character of such deductibility. These additional reserves were largely offset by increased deferred tax assets. After considering the impact of adopting FIN 48, the Company had a $1.6 billion reserve for uncertain income tax positions as of January 1, 2007.
     During the three months ended September 30, 2007, the Company recorded additional reserves, including a reserve of approximately $330 million attributable to uncertainties associated with certain tax attributes utilized by the Company that was offset by a decrease to current taxes payable.
     The Company does not presently anticipate that its existing reserves related to uncertain tax positions as of September 30, 2007 will significantly increase or decrease during the twelve month period ended September 30, 2008; however, various events could cause the Company’s current expectations to change in the future. The majority of these uncertain tax positions, if ever recognized in the financial statements, would be recorded in the statement of operations as part of the income tax provision (Note 1).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Significant Transactions and Other Items Affecting Comparability
     As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by certain significant transactions and other items in each period as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/07	9/30/06	9/30/07	9/30/06
		(recast)		(recast)
Amounts related to securities litigation and government investigations	$(2)	$(29)	$(169)	$(90)
Asset impairments	(1)	(200)	(36)	(200)
Gain on disposal of assets, net	4	—	673	22

Impact on Operating Income (Loss)	1	(229)	468	(268)

Investment gains, net	14	727	288	1,042

Impact on Other income (loss), net	14	727	288	1,042

Minority interest impact	—	—	(57)	—

Pretax impact	15	498	699	774
Income tax impact	(9)	(282)	(330)	(381)
Other tax items affecting comparability	12	373	92	475

After-tax impact	$18	$589	$461	$868

     In addition to the items affecting comparability above, the Company incurred merger-related, restructuring and shutdown costs of approximately $12 million and $113 million during the three and nine months ended September 30, 2007, respectively, and approximately $73 million and $205 million during the three and nine months ended September 30, 2006, respectively. For further discussions of merger-related, restructuring and shutdown costs, refer to the “Consolidated Results” and “Business Segment Results” discussions.
Amounts Related to Securities Litigation
     The Company recognized legal reserves as well as legal and other professional fees related to the defense of various shareholder lawsuits, totaling $2 million and $178 million for the three and nine months ended September 30, 2007, respectively, and $33 million and $147 million for the three and nine months ended September 30, 2006, respectively. In addition, the Company recognized related insurance recoveries of $9 million for the nine months ended September 30, 2007 and $4 million and $57 million for the three and nine months ended September 30, 2006, respectively.
Asset Impairments
     During the three and nine months ended September 30, 2007, the Company recorded noncash asset impairment charges of $1 million and $2 million, respectively, at the AOL segment related to asset write-offs in connection with facility closures. In addition, during the nine months ended September 30, 2007, the Company recorded a $34 million noncash charge at the Networks segment related to the impairment of the Courtroom Television Network LLC (“Court TV”) tradename as a result of rebranding the Court TV network name to truTV, effective January 1, 2008.
     During the three and nine months ended September 30, 2006, the Company recorded a noncash impairment charge of approximately $200 million to reduce the carrying value of The WB Network’s goodwill. In September 2006, the stand-alone operations of The WB Network ceased and the business was contributed into The CW joint venture, which is discussed below.
     The Company, through its Warner Bros. division, owns a 50% interest in The CW, a national broadcast network, which it accounts for using the equity method of accounting as prescribed by Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). As of September 30, 2007, the Company’s investment balance in The CW is approximately $100 million, which is recorded in Investments in the accompanying consolidated balance sheet. To date, The CW has not reported profits and has only recently started its second season of programming. The ratings achieved by the network in this current programming season will be an important factor in

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
determining whether The CW’s 2007 budget and long-term plan will be achieved. Additionally, the current programming season’s ratings will form the basis for The CW’s 2008 budget and long-term operating and cash flow plans through 2011 (which is expected to be completed in the fourth quarter of 2007). Depending on developments in these areas, it is possible that the Company could conclude that its interest in The CW has sustained an impairment on an other than temporary basis. Such impairment, if any, would be recorded in other income (loss), net in the consolidated statement of operations for the year ended December 31, 2007.
Gains on Disposal of Assets, Net
     For the three and nine months ended September 30, 2007, the Company recorded a $2 million reduction and a net pretax gain of $668 million on the sale of AOL’s German access business and, for the nine months ended September 30, 2007, the Company recorded a $1 million reduction to the gain on the sale of AOL’s U.K. access business. In addition, for the three and nine months ended September 30, 2007, the Company recorded a $6 million gain on the sale of four non-strategic magazine titles at the Publishing segment.
     For the nine months ended September 30, 2006, the Company recorded a gain of approximately $20 million at the Corporate segment related to the sale of two aircraft and a $2 million gain at the AOL segment from the resolution of a previously contingent gain related to the 2004 sale of Netscape Security Solutions (“NSS”).
Investment Gains, Net
     For the three and nine months ended September 30, 2007, the Company recognized net gains of $14 million and $288 million, respectively, primarily related to the sale of investments, including, for the nine months ended September 30, 2007, an approximate $100 million gain on the Company’s sale in April 2007 of its 50% interest in Bookspan and a $146 million gain on TWC’s deemed sale of its 50% interest in the Houston Pool in connection with the distribution of TKCCP’s assets at the Cable segment. For the nine months ended September 30, 2007, investment gains, net also included a $4 million gain to reflect market fluctuations in equity derivative instruments.
     For the three and nine months ended September 30, 2006, the Company recognized net gains of $727 million and $1.042 billion, respectively, primarily related to the sale of investments, including $561 million and $800 million of gains, respectively, on sales of the Company’s investment in Time Warner Telecom Inc. and a $157 million gain on the sale of the Company’s investment in the Theme Parks. In addition, for the nine months ended September 30, 2006, the Company recognized a $51 million gain on the sale of the Company’s investment in Canal Satellite Digital. For the three and nine months ended September 30, 2006, investment gains, net also included $1 million of losses and $10 million of gains, respectively, to reflect market fluctuations in equity derivative instruments.
Minority Interest Impact
     For the nine months ended September 30, 2007, income of $57 million was attributed to minority interests, which primarily reflects the respective minority owner’s share of the gains on TWC’s deemed sale of the Houston Pool interest and on the sale of AOL’s German access business.
Income Tax Impact and Other Tax Items Affecting Comparability
     The income tax impact reflects the estimated tax or tax benefit associated with each item affecting comparability. Such estimated taxes or tax benefits vary based on certain factors, including the taxability or deductibility of the items and foreign tax on certain gains. The Company’s tax provision may also include certain other items affecting comparability. For the three and nine months ended September 30, 2007, these items included approximately $12 million and $81 million, respectively, of tax benefits related primarily to the realization of tax attribute carryforwards. In addition, for the nine months ended September 30, 2007, these items included approximately $11 million related to changes in certain state tax laws. For the three and nine months ended September 30, 2006, these items included approximately $373 million and $475 million, respectively, of tax benefits related primarily to the realization of tax attribute carryforwards.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006
Consolidated Results
     Revenues. The components of revenues are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/07	9/30/06	% Change	9/30/07	9/30/06	% Change
		(recast)			(recast)
Subscription	$6,170	$6,136	1%	$18,638	$17,298	8%
Advertising	2,095	2,003	5%	6,295	5,925	6%
Content	3,141	2,349	34%	8,163	7,364	11%
Other	270	262	3%	744	762	(2%)

Total revenues	$11,676	$10,750	9%	$33,840	$31,349	8%

     The increase in Subscription revenues for the three and nine months ended September 30, 2007 was primarily related to increases at the Cable and Networks segments, offset partially by a decline at the AOL segment. The increase at the Cable segment was driven by the impact of the Acquired Systems, the consolidation of the Kansas City Pool, the continued penetration of digital video services, video price increases and growth in high-speed data and Digital Phone subscriber levels. The increase at the Networks segment was due primarily to higher subscription rates at both Turner and HBO and, to a lesser extent, an increase in the number of subscribers at Turner. The decline in Subscription revenues at the AOL segment resulted from decreases in the number of AOL brand domestic subscribers and related revenues, as well as the sales of AOL’s European access businesses in the fourth quarter of 2006 and first quarter of 2007.
     The increase in Advertising revenues for the three and nine months ended September 30, 2007 was primarily due to growth at the AOL and Cable segments, offset partially by a decline at the Networks segment. The increase at the AOL segment was due to growth in Advertising revenues generated on both the AOL Network and on Partner Sites. The increase at the Cable segment was primarily attributable to the impact of the Acquired Systems and, to a lesser extent, growth in the Legacy Systems and the consolidation of the Kansas City Pool. The decline at the Networks segment was primarily driven by the impact of the shutdown of The WB Network on September 17, 2006, partially offset by higher Advertising revenues across Turner’s primary networks.
     The increase in Content revenues for the three and nine months ended September 30, 2007 was primarily related to increases at the Filmed Entertainment and Networks segments. The increase at the Filmed Entertainment segment was primarily driven by an increase in theatrical and television product revenues. The increase at the Networks segment was primarily due to higher ancillary sales of HBO’s original programming.
     Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”
     Costs of Revenues. For the three months ended September 30, 2007 and 2006, costs of revenues totaled $6.961 billion and $6.155 billion, respectively, and, as a percentage of revenues, were 60% and 57%, respectively. For the nine months ended September 30, 2007 and 2006, costs of revenues totaled $19.874 billion and $17.646 billion, respectively, and, as a percentage of revenues, were 59% and 56%, respectively. The increase in costs of revenues (inclusive of depreciation expense) as a percentage of revenues for the three and nine months ended September 30, 2007 was primarily attributable to lower margins at the Cable segment, primarily related to the Acquired Systems and the consolidation of the Kansas City Pool. In addition, the increase in costs of revenues as a percentage of revenues for the nine months ended September 30, 2007 was attributable to an increase at the Filmed Entertainment segment, primarily reflecting the change in quantity and mix of products released, partially offset by a decline at the AOL segment. The segment variations are discussed in detail in “Business Segment Results.”
     Selling, General and Administrative Expenses. For the three months ended September 30, 2007, selling, general and administrative expenses decreased 3% to $2.407 billion in 2007 from $2.483 billion in 2006. For the nine months ended September 30, 2007, selling, general and administrative expenses decreased 5% to $7.213 billion in 2007 from $7.593 billion in 2006. The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2007 related primarily to a significant decline at the AOL segment, substantially due to reduced subscriber

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
acquisition marketing as part of AOL’s revised strategy, partially offset by an increase at the Cable segment primarily related to the impact of the Acquired Systems and the consolidation of the Kansas City Pool. The segment variations are discussed in detail in “Business Segment Results.”
     Included in costs of revenues and selling, general and administrative expenses is depreciation expense, which increased to $943 million and $2.772 billion for the three and nine months ended September 30, 2007, respectively, from $783 million and $2.085 billion for the three and nine months ended September 30, 2006, respectively. These increases primarily related to an increase at the Cable segment, reflecting the impact of the Acquired Systems, the consolidation of the Kansas City Pool and demand-driven increases in recent years of purchases of customer premise equipment.
     Amortization Expense. Amortization expense increased to $167 million and $502 million for the three and nine months ended September 30, 2007, respectively, from $163 million and $419 million for the three and nine months ended September 30, 2006, respectively. The increase in amortization expense for the three and nine months ended September 30, 2007 primarily related to the Cable segment and was driven by the amortization of intangible assets related to customer relationships associated with the Acquired Systems. This was partially offset by a decrease due to the absence during the second and third quarters of 2007 of amortization expense associated with customer relationships recorded in connection with the restructuring of TWE in 2003 that were fully amortized at the end of the first quarter of 2007.
     Amounts Related to Securities Litigation. As previously noted in “Recent Developments,” the Company recognized legal reserves as well as legal and other professional fees related to the defense of various shareholder lawsuits, totaling $2 million and $178 million for the three and nine months ended September 30, 2007, respectively, and $33 million and $147 million for the three and nine months ended September 30, 2006, respectively. In addition, the Company recognized related insurance recoveries of $9 million for the nine months ended September 30, 2007 and $4 million and $57 million for the three and nine months ended September 30, 2006, respectively.
     Merger-related, Restructuring and Shutdown Costs. The Company incurred net restructuring costs for the three and nine months ended September 30, 2007 of approximately $9 million and $103 million, respectively, primarily related to various employee terminations and other exit activities, including $1 million and $10 million, respectively, at the Cable segment for the three and nine months ended September 30, 2007, $4 million and $20 million, respectively, at the Networks segment for the three and nine months ended September 30, 2007, $4 million and $46 million, respectively, at the Publishing segment for the three and nine months ended September 30, 2007 and $27 million at the AOL segment for the nine months ended September 30, 2007. In addition, for the three and nine months ended September 30, 2007, the Cable segment also expensed approximately $3 million and $10 million, respectively, of non-capitalizable merger-related and restructuring costs associated with the Adelphia/Comcast Transactions.
     During the three and nine months ended September 30, 2006, the Company incurred net restructuring costs, primarily related to various employee terminations and other exit activities, totaling approximately $35 million and $104 million, respectively, including $27 million and $43 million, respectively, at the AOL segment for the three and nine months ended September 30, 2006, $4 million and $14 million, respectively, at the Cable segment for the three and nine months ended September 30, 2006, $1 million and $5 million, respectively, at the Filmed Entertainment segment for the three and nine months ended September 30, 2006, $3 million and $37 million, respectively, at the Publishing segment for the three and nine months ended September 30, 2006 and $5 million at the Corporate segment for the nine months ended September 30, 2006. In addition, during the three and nine months ended September 30, 2006, the Cable segment expensed approximately $18 million and $29 million, respectively, of non-capitalizable merger-related costs associated with the Adelphia Acquisition. The results for the three and nine months ended September 30, 2006 also included shutdown costs of $38 million and $119 million, respectively, at The WB Network in connection with the agreement between Warner Bros. and CBS to form the new fully-distributed national broadcast network, The CW. Included in the shutdown costs for the three and nine months ended September 30, 2006 were termination charges related to terminating intercompany programming arrangements with other Time Warner divisions, of which $18 million and $47 million, respectively, has been eliminated in consolidation, resulting in a net pretax charge of $20 million and $72 million, respectively.
     Operating Income. Operating Income increased to $2.130 billion for the three months ended September 30, 2007 from $1.647 billion for the three months ended September 30, 2006. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $1 million of income, net and $229 million of expense, net

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
for 2007 and 2006, respectively, Operating Income increased $253 million, primarily reflecting growth at the Cable, Filmed Entertainment and Networks segments, partially offset by a decline at the AOL segment.
     Operating Income increased to $6.606 billion for the nine months ended September 30, 2007 from $5.218 billion for the nine months ended September 30, 2006. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $468 million of income, net and $268 million of expense, net for 2007 and 2006, respectively, Operating Income increased $652 million, primarily reflecting growth at the AOL, Cable and Networks segments, partially offset by a decline at the Filmed Entertainment segment.
     The segment variations are discussed under “Business Segment Results.”
     Interest Expense, Net. Interest expense, net, increased to $589 million and $1.714 billion for the three and nine months ended September 30, 2007, respectively, from $479 million and $1.114 billion for the three and nine months ended September 30, 2006, respectively. The increase in interest expense, net is primarily due to higher average outstanding balances of borrowings as a result of the Company’s stock repurchase program and the Adelphia/Comcast Transactions, higher interest rates on borrowings and lower interest income related primarily to a smaller amount of short-term investments.
     Other Income (Loss), Net. Other income (loss), net, detail is shown in the table below (millions):

	Three Months Ended		Nine Months Ended
	9/30/07	9/30/06	9/30/07	9/30/06
		(recast)		(recast)
Investment gains, net	$14	$727	$288	$1,042
Income (loss) from equity investees	(18)	12	(21)	54
Other	2	(28)	(36)	(27)

Other income (loss), net	$(2)	$711	$231	$1,069

     The changes in investment gains, net are discussed under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of investment gains, other income (loss), net, remained flat for the three months ended September 30, 2007, primarily due to losses from equity method investees, offset by other income, including foreign exchange gains, and decreased for the nine months ended September 30, 2007, primarily due to losses from equity method investees and higher foreign exchange losses. For the three and nine months ended September 30, 2007, the change in income (loss) from equity investees primarily reflects the absence of equity income during these periods due to the Company no longer treating TKCCP as an equity method investment.
     Minority Interest Expense, Net. Time Warner had $84 million and $305 million of minority interest expense, net for the three and nine months ended September 30, 2007, respectively, compared to $89 million and $265 million for the three and nine months ended September 30, 2006, respectively. The decrease for the three months ended September 30, 2007 primarily related to lower profits recorded at the AOL segment. The increase for the nine months ended September 30, 2007 related primarily to the impact of the 5% minority interest in AOL issued to Google in the second quarter of 2006 and the gain recognized by AOL on the sale of its German access business in the first quarter of 2007. This increase was partially offset by lower minority interest expense related to the Cable segment due in part to the change in the ownership structure at the Cable segment. Comcast held an effective 21% minority interest in TWC until the closing of the Adelphia/Comcast Transactions on July 31, 2006, upon which Comcast’s interest in TWC was redeemed and Adelphia received an approximate 16% minority interest in TWC.
     Income Tax Provision. Income tax expense from continuing operations was $555 million for the three months ended September 30, 2007 compared to $443 million for the three months ended September 30, 2006 and was $1.786 billion for the nine months ended September 30, 2007 compared to $1.546 billion for the nine months ended September 30, 2006. The Company’s effective tax rate for continuing operations was 38% and 37% for the three and nine months ended September 30, 2007, respectively, compared to 25% and 31% for the three and nine months ended September 30, 2006, respectively. The increase for the three and nine months ended September 30, 2007 is primarily attributable to the higher tax attribute carryforwards recognized in the third quarter of 2006. The income tax provisions for the three and nine months ended September 30, 2007 also reflect a charge of approximately $47 million relating to an adjustment to tax benefits recognized

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
in prior periods associated with certain foreign source income, partially offset by a tax benefit of approximately $24 million associated with domestic research and development tax credits.
     Income before Discontinued Operations and Cumulative Effect of Accounting Change. Income before discontinued operations and cumulative effect of accounting change was $900 million for the three months ended September 30, 2007 compared to $1.347 billion for the three months ended September 30, 2006. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were both $0.24 in 2007 compared to $0.33 for both in 2006. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $18 million and $589 million of income, net for the three months ended September 30, 2007 and 2006, respectively, income before discontinued operations and cumulative effect of accounting change increased by $124 million, primarily reflecting higher Operating Income, as noted above, partially offset by (i) the dilutive effect of the Adelphia/Comcast Transactions, which resulted in higher depreciation, amortization and interest expense, (ii) increased interest expense, due in part to the Company’s common stock repurchase programs, which has resulted in higher debt levels, and (iii) lower other income (loss), net, as noted above. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change for the three months ended September 30, 2007 reflect the favorable impact of repurchases of shares under the Company’s stock repurchase programs.
     Income before discontinued operations and cumulative effect of accounting change was $3.032 billion for the nine months ended September 30, 2007 compared to $3.362 billion for the nine months ended September 30, 2006. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change were $0.81 and $0.80, respectively, in 2007 compared to $0.79 and $0.78, respectively, in 2006. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $461 million and $868 million of income, net for the nine months ended September 30, 2007 and 2006, respectively, income before discontinued operations and cumulative effect of accounting change increased by $77 million, primarily reflecting higher Operating Income, as noted above, partially offset by (i) the dilutive effect of the Adelphia/Comcast Transactions, which resulted in higher depreciation, amortization and interest expense, (ii) increased interest expense, due in part to the impact of the Company’s common stock repurchase programs, which has resulted in higher debt levels, and (iii) lower other income (loss), net, as noted above. Basic and diluted net income per share before discontinued operations and cumulative effect of accounting change for the nine months ended September 30, 2007 reflect the favorable impact of repurchases of shares under the Company’s stock repurchase programs.
     Discontinued Operations. Discontinued operations for the three and nine months ended September 30, 2007 and 2006 reflect certain businesses sold, which included Tegic and Wildseed and, for the nine months ended September 30, 2007, included the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts and the Braves. Discontinued operations for the three and nine months ended September 30, 2006 also included the operations of the systems transferred to Comcast in connection with the Redemptions and the Exchange and, for the nine months ended September 30, 2006, included the Turner South network (“Turner South”) and Time Warner Book Group (“TWBG”).
     Included in discontinued operations for the three and nine months ended September 30, 2007 were a pretax gain of approximately $200 million and a related tax provision of approximately $15 million on the sale of Tegic. The tax provision on the sale of Tegic included a tax benefit associated with the use of tax attribute carryforwards, partially offset by a tax charge attributable to the reversal of a deferred tax asset. In addition, discontinued operations for the nine months ended September 30, 2007 included a pretax gain of approximately $71 million and a related tax benefit of approximately $82 million on the sale of the Braves, a pretax gain of approximately $54 million and a related tax benefit of approximately $6 million on the sale of the Parenting Group and most of the Time4 Media magazine titles, an impairment of approximately $18 million on AOL’s long-lived assets associated with Wildseed and an impairment of approximately $13 million on the Company’s investment in Leisure Arts. The tax benefit recognized for the Braves transaction resulted primarily from the reversal of certain deferred tax liabilities in connection with the Liberty Transaction. The Liberty Transaction was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, the historical deferred tax liabilities associated with the Braves were no longer required. The tax benefit recognized for the magazine sale transaction resulted primarily from the recognition of deferred tax assets associated with the sale of the magazine titles. In addition, for the three and nine months ended September 30, 2007, respectively, the Company incurred an additional $1 million and $18 million accrual related to changes in estimates of Warner Music Group indemnification liabilities and for the nine months ended September 30, 2007, the Company made

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
payments of $26 million related to Warner Music Group indemnification liabilities established in prior years, which are disclosed on the Company’s accompanying consolidated statement of cash flows as Investment activities of discontinued operations.
     Included in discontinued operations for the three and nine months ended September 30, 2006 were a pretax gain of approximately $145 million on the systems transferred to Comcast in connection with the Redemptions and the Exchange (the “Transferred Systems”) and a tax benefit of approximately $810 million, comprised of a tax benefit of $817 million on the Redemptions, partially offset by a provision of $7 million on the Exchange. The tax benefit of $817 million resulted primarily from the reversal of historical deferred tax liabilities that had existed on systems transferred to Comcast in the TWC Redemption. The TWC Redemption was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, such liabilities were no longer required. However, if the IRS were successful in challenging the tax-free characterization of the TWC Redemption, an additional cash liability on account of taxes of up to an estimated $900 million could become payable by the Company. The results for the nine months ended September 30, 2006 also included a pretax gain of approximately $129 million and a related tax benefit of approximately $21 million on the sale of Turner South and a pretax gain of approximately $194 million and a related tax benefit of approximately $28 million on the sale of TWBG. The tax benefits on the sales of Turner South and TWBG resulted primarily from the release of a valuation allowance associated with tax attribute carryforwards offsetting the gains on these transactions.
     Cumulative Effect of Accounting Change, Net of Tax. For the nine months ended September 30, 2006, the Company recorded a benefit of $25 million, net of tax, as the cumulative effect of a change in accounting principle upon the adoption of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), in 2006, to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are not ultimately expected to vest.
     Net Income and Net Income Per Common Share. Net income was $1.086 billion for the three months ended September 30, 2007 compared to $2.322 billion for the three months ended September 30, 2006. Basic and diluted net income per common share were $0.30 and $0.29, respectively, in 2007 compared to $0.57 for both in 2006. Net income was $3.356 billion for the nine months ended September 30, 2007 compared to $4.799 billion for the nine months ended September 30, 2006. Basic and diluted net income per common share were $0.89 and $0.88, respectively, in 2007 compared to $1.13 and $1.12, respectively, in 2006. Net income per common share for the nine months ended September 30, 2007 and the three and nine months ended September 30, 2006 reflect the favorable impact of repurchases of shares under the Company’s stock repurchase programs.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Business Segment Results
     AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three and nine months ended September 30, 2007 and 2006 are as follows (millions):

	Three Months Ended				Nine Months Ended
	9/30/07	9/30/06	% Change		9/30/07	9/30/06	% Change
		(recast)				(recast)
Revenues:
Subscription	$635	$1,455	(56%	)	$2,199	$4,539	(52%	)
Advertising	540	479	13%		1,611	1,320	22%
Other	44	30	47%		120	89	35%

Total revenues	1,219	1,964	(38%	)	3,930	5,948	(34%	)
Costs of revenues(a)	(562)	(916)	(39%	)	(1,722)	(2,805)	(39%	)
Selling, general and administrative(a)	(229)	(467)	(51%	)	(726)	(1,625)	(55%	)
Gain (loss) on disposal of consolidated businesses	(2)	—	NM		667	2	NM
Asset impairments	(1)	—	NM		(2)	—	NM
Restructuring costs	—	(27)	NM		(27)	(43)	(37%	)

Operating Income before Depreciation and Amortization	425	554	(23%	)	2,120	1,477	44%
Depreciation	(103)	(129)	(20%	)	(312)	(382)	(18%	)
Amortization	(27)	(35)	(23%	)	(69)	(111)	(38%	)

Operating Income	$295	$390	(24%	)	$1,739	$984	77%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The decline in Subscription revenues for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was due to decreases in the number of AOL brand domestic subscribers and related revenues, as well as the sales of AOL’s European access businesses (for which Subscription revenues declined by approximately $410 million and $1.110 billion for the three and nine months, respectively) in the fourth quarter of 2006 and first quarter of 2007.
     The number of AOL brand domestic subscribers was 10.1 million, 10.9 million, and 15.2 million as of September 30, 2007, June 30, 2007 and September 30, 2006, respectively. The AOL brand domestic average revenue per subscriber (“ARPU”) was $18.50 and $19.30 for the three months ended September 30, 2007 and 2006, respectively, and $18.69 and $19.05 for the nine months ended September 30, 2007 and 2006, respectively. AOL includes in its subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service. Subscribers to the AOL brand service include subscribers participating in introductory free-trial periods and subscribers that are paying no or reduced monthly fees through member service and retention programs. Total AOL brand subscribers include free-trial and retention members of approximately 3% at both September 30, 2007 and June 30, 2007 and 6% at September 30, 2006. Individuals who have registered for the free AOL service, including subscribers who have migrated from paid subscription plans, are not included in the AOL brand subscriber numbers presented above. As previously noted, due to the sales of AOL’s access businesses in the U.K., Germany and France, AOL no longer has AOL brand Internet access subscribers in Europe, although the purchasers of AOL’s European access businesses have certain rights to use specified AOL brands for a period of time.
     The decreases in subscribers are the result of a number of factors, including the effects of AOL’s strategy, which has resulted in the migration of subscribers to the free AOL service offering, declining registrations for the paid service in response to AOL’s significantly reduced marketing and retention campaigns, and competition from broadband access providers. The decreases in ARPU for the three and nine months ended September 30, 2007 compared to the similar periods in the prior year were due primarily to a shift in the subscriber mix to lower-priced subscriber price plans, partially offset by an increase in the percentage of revenue generating customers and, for the nine months ended September 30, 2007, due to a price increase implemented late in the first quarter of 2006.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     In addition to the AOL brand service, AOL has subscribers to other services, both domestically and internationally, including the Netscape and CompuServe brands. These other brand services are not significant sources of revenues.
     Advertising services include display advertising (which includes certain types of impression-based and performance-driven advertising) and paid-search advertising, both domestically and internationally, which are provided on both the AOL Network and on Partner Sites. Total Advertising revenues improved for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 due to increased Advertising revenues generated on both the AOL Network and on Partner Sites as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/07	9/30/06	% Change	9/30/07	9/30/06	% Change
		(recast)			(recast)
AOL Network:
Display	$214	$202	6%	$667	$570	17%
Paid-search	163	142	15%	486	422	15%

Total AOL Network	377	344	10%	1,153	992	16%

Partner Sites	163	135	21%	458	328	40%

Total Advertising revenues	$540	$479	13%	$1,611	$1,320	22%

     The increases in AOL Network display Advertising revenues were primarily attributable to increased inventory sold, offset partially by pricing declines and shifts in the mix of inventory sold to lower-priced inventory. In addition, AOL Network display Advertising revenues for the nine months ended September 30, 2007 included a benefit of approximately $19 million related to a change in an accounting estimate resulting from more timely system data. The increases in AOL Network paid-search Advertising revenues, which are generated primarily through AOL’s strategic relationship with Google, were attributable primarily to higher revenues per search query on certain AOL Network properties.
     The increase in Advertising revenues on Partner Sites for the three and nine months ended September 30, 2007 is primarily attributable to the growth in sales of advertising run on Partner Sites generated by Advertising.com. In addition, for the nine months ended September 30, 2007, the increase in Advertising revenues on Partner Sites is also attributable to the expansion of a relationship with a major customer, which began contributing increased revenues beginning in the second quarter of 2006. The revenues associated with this relationship increased $60 million to $162 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. As noted in the AOL “Overview” section, the contract with this customer was amended during the fourth quarter of 2007. The Company does not expect a significant decline in AOL’s Advertising revenues from this relationship in the fourth quarter of 2007 as a result of this amendment. However, beginning January 1, 2008, the customer is under no obligation to continue to do business with Advertising.com. Accordingly, while the Company is unable to estimate the overall impact of the amendment after January 1, 2008, it anticipates a significant decline in Advertising revenues from this customer.
     Total Advertising revenues for the three months ended September 30, 2007 increased $18 million from the three months ended June 30, 2007, due entirely to revenues generated on Partner Sites, as revenues from the AOL Network did not change.
     AOL expects Advertising revenues to continue to increase during the fourth quarter of 2007 as compared to the fourth quarter of 2006 due to expected increases in sales of advertising run on Partner Sites and, to a lesser extent, paid-search advertising on the AOL Network. However, total Advertising revenues for the fourth quarter are expected to increase at a rate less than that experienced during the third quarter of 2007, reflecting lower expected year-over-year growth rates for both display and paid-search Advertising revenue on the AOL Network, primarily as a result of expected continued pricing pressure on display advertising and lower expected search performance. Because of the uncertainty associated with these trends coupled with the end of commitments from a major customer of Advertising.com and the impact of the $19 million benefit recognized in the first quarter of 2007, AOL expects continued downward pressure on year-over-year growth in Advertising revenues in the first quarter of 2008.
     For both the three and nine months ended September 30, 2007, costs of revenues decreased 39%, and, as a percentage of revenues, were 46% and 44% for the three and nine months ended September 30, 2007, respectively, compared to 47% for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2007, approximately $290 million and $760 million, respectively, of the decrease in costs of revenues were attributable to the sales of AOL’s European access businesses. The remaining decreases for the three and nine months ended September 30,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
2007 were attributable to lower network-related expenses and lower customer service expenses associated with the closure of customer support call centers, partially offset by increases in traffic acquisition costs associated with advertising run on Partner Sites. Network-related expenses decreased 80% to $58 million for the three months ended September 30, 2007 from $286 million for the three months ended September 30, 2006 and decreased 76% to $223 million for the nine months ended September 30, 2007 from $919 million for the nine months ended September 30, 2006. For the three and nine months ended September 30, 2007, approximately $180 million and $510 million, respectively, of the decreases were attributable to the sales of AOL’s European access businesses. The remaining declines in network-related expenses for the three and nine months ended September 30, 2007 were principally attributable to lower usage of AOL’s dial-up network associated with the declining AOL brand domestic dial-up subscriber base, improved pricing and network utilization and decreased levels of long-term fixed commitments.
     Selling, general and administrative expenses decreased 51% to $229 million and 55% to $726 million for the three and nine months ended September 30, 2007, respectively, of which approximately $80 million and $270 million, respectively, were attributable to the sales of AOL’s European access businesses. The remaining decreases in selling, general and administrative expenses for the three and nine months ended September 30, 2007 reflect a significant reduction in direct marketing costs of approximately $80 million and $460 million, respectively, primarily due to reduced subscriber acquisition marketing as part of AOL’s revised strategy, and other cost savings initiatives, partially offset by a $13 million charge related to a patent infringement litigation settlement. The nine months ended September 30, 2006 included an approximate $14 million benefit related to the favorable resolution of certain tax matters.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and nine months ended September 30, 2007 included noncash asset impairment charges of $1 million and $2 million, respectively, related to asset write-offs in connection with facility closures and a $2 million reduction and a net pretax gain of $668 million on the sale of AOL’s German access business, and the results for the nine months ended September 30, 2007 included a $1 million reduction to the gain on the sale of AOL’s U.K. access business. In addition, the results for three and the nine months ended September 30, 2007 included restructuring charges of $4 million and $42 million, respectively, primarily related to involuntary employee terminations, asset write-offs and facility closures, partially offset by the reversal of $4 million and $15 million, respectively, of restructuring charges that were no longer needed due to changes in estimates for the nine months ended September 30, 2007. As AOL continues to transition into a global web services business, in the fourth quarter of 2007, AOL has taken and will take further restructuring actions, which will result in additional restructuring and related charges during the fourth quarter of 2007 and the first quarter of 2008 ranging from $90 million to $130 million. The majority of these charges are expected to be incurred in the fourth quarter of 2007. The results for the three and nine months ended September 30, 2006 included $27 million and $43 million of restructuring charges, respectively, primarily related to headcount reductions and asset write-offs. In addition, the results for the nine months ended September 30, 2006 included a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS.
     For the three months ended September 30, 2007, Operating Income before Depreciation and Amortization and Operating Income decreased compared to the three months ended September 30, 2006, due primarily to a decline in Subscription revenues, partially offset by lower costs of revenues, lower selling, general and administrative expenses, and higher Advertising revenues. For the nine months ended September 30, 2007, Operating Income before Depreciation and Amortization and Operating Income increased compared to the nine months ended September 30, 2006, due primarily to the $668 million gain on the sale of the German access business, higher Advertising revenues and lower costs of revenues and selling, general and administrative expenses, partially offset by lower Subscription revenues. For the three and nine months ended September 30, 2007, depreciation expense decreased as a result of a decline in network assets due to subscriber declines.
     In connection with AOL’s strategy, including its reduction of subscriber acquisition efforts, AOL expects to experience a continued decline in its subscribers and related Subscription revenues, and, for the fourth quarter of 2007, a decline in subscriber ARPU as compared to the fourth quarter of 2006. In addition, during the fourth quarter of 2007, AOL expects to continue to reduce costs of revenues, including dial-up network and customer service expenses, and selling, general and administrative expenses.
     The Company expects AOL’s Operating Income before Depreciation and Amortization and Operating Income to increase in the fourth quarter of 2007 compared to the fourth quarter of 2006, excluding the gains on the sales of AOL’s

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
European access businesses, primarily as a result of decreases in marketing and other expenses (including restructuring charges) and an increase in Advertising revenues that in the aggregate are expected to more than offset declines in Subscription revenues, including the impact on Subscription revenues of the divestiture of AOL’s European access businesses.
     As previously noted under “Recent Developments,” on February 28, 2007, the Company completed the sale of AOL’s German access business to Telecom Italia S.p.A. for $850 million in cash, resulting in a net pretax gain of approximately $668 million. In connection with this sale, the Company entered into a separate agreement to provide ongoing web services, including content, e-mail and other online tools and services to Telecom Italia S.p.A. As a result of the historical interdependency of AOL’s European access and audience businesses, the historical cash flows and operations of the access and audience businesses were not clearly distinguishable. Accordingly, AOL’s German access business and its other European access businesses, which were sold in 2006, have not been reflected as discontinued operations in the accompanying consolidated financial statements.
     Cable. As previously noted under “Recent Developments,” on July 31, 2006, the Company completed the Adelphia/Comcast Transactions and began consolidating the results of the Acquired Systems. Additionally, on January 1, 2007, the Company began consolidating the results of the Kansas City Pool. Accordingly, the operating results for the three and nine months ended September 30, 2007 include the results for the Legacy Systems, the Acquired Systems and the Kansas City Pool for the full three- and nine-month periods, and the operating results for the three and nine months ended September 30, 2006 include the results of the Legacy Systems for the full three- and nine-month periods and the Acquired Systems for only the two months following the closing of the Adelphia/Comcast Transactions and do not include the results of the Kansas City Pool. The impact of the incremental one month and seven months of revenues and expenses of the Acquired Systems on the results for the three and nine months ended September 30, 2007, respectively, is referred to as the “impact of the Acquired Systems” in this report. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the three and nine months ended September 30, 2007 and 2006 are as follows (millions):

	Three Months Ended				Nine Months Ended
	9/30/07	9/30/06	% Change		9/30/07	9/30/06	% Change
Revenues:
Subscription	$3,780	$3,031	25%		$11,230	$7,696	46%
Advertising	221	178	24%		636	420	51%

Total revenues	4,001	3,209	25%		11,866	8,116	46%
Costs of revenues(a)	(1,890)	(1,495)	26%		(5,645)	(3,697)	53%
Selling, general and administrative(a)	(679)	(573)	18%		(2,022)	(1,456)	39%
Merger-related and restructuring costs	(4)	(22)	(82%	)	(20)	(43)	(53%	)

Operating Income before Depreciation and Amortization	1,428	1,119	28%		4,179	2,920	43%
Depreciation	(683)	(513)	33%		(2,001)	(1,281)	56%
Amortization	(64)	(56)	14%		(207)	(93)	123%

Operating Income	$681	$550	24%		$1,971	$1,546	27%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Revenues, including the components of Subscription revenues, for the Legacy Systems, the Acquired Systems, the Kansas City Pool and Total Systems are as follows for the three and nine months ended September 30, 2007 and 2006 (millions):

	Three Months Ended
	9/30/07				9/30/06
	Legacy	Acquired	Kansas	Total	Legacy	Acquired	Total	Total Systems
	Systems	Systems	City Pool	Systems	Systems	Systems(a)	Systems	% Change
Subscription revenues:
Video	$1,705	$689	$136	$2,530	$1,623	$467	$2,090	21%
High-speed data	679	212	51	942	616	129	745	26%
Voice(b)	260	26	22	308	184	12	196	57%

Total Subscription revenues	2,644	927	209	3,780	2,423	608	3,031	25%
Advertising revenues	144	71	6	221	132	46	178	24%

Total revenues	$2,788	$998	$215	$4,001	$2,555	$654	$3,209	25%

	Nine Months Ended
	9/30/07				9/30/06
	Legacy	Acquired	Kansas	Total	Legacy	Acquired	Total	Total Systems
	Systems	Systems	City Pool	Systems	Systems	Systems(a)	Systems	% Change
Subscription revenues:
Video	$5,108	$2,096	$409	$7,613	$4,822	$467	$5,289	44%
High-speed data	1,993	616	151	2,760	1,785	129	1,914	44%
Voice(b)	735	60	62	857	481	12	493	74%

Total Subscription revenues	7,836	2,772	622	11,230	7,088	608	7,696	46%
Advertising revenues	401	211	24	636	374	46	420	51%

Total revenues	$8,237	$2,983	$646	$11,866	$7,462	$654	$8,116	46%

(a)	Amounts reflect revenues for the Acquired Systems for the two months following the closing of the Adelphia/Comcast Transactions.

(b)
Voice revenues include revenues primarily associated with Digital Phone, TWC’s voice service, as well as revenues associated with subscribers acquired from Comcast who received traditional, circuit-switched telephone service, which were $8 million and $33 million for the three and nine months ended September 30, 2007, respectively, and $12 million for both the three and nine months ended September 30, 2006. TWC continues to provide traditional, circuit-switched services to some of those subscribers, but is in the process of discontinuing the circuit-switched offering in accordance with regulatory requirements. In those areas where the circuit-switched offering is discontinued, Digital Phone is the only voice service TWC provides.

     Subscriber numbers are as follows (thousands):

	Consolidated Subscribers(a) as of			Managed Subscribers(a) as of
	9/30/07	9/30/06	% Change	9/30/07	9/30/06	% Change
Subscribers:
Basic video(b)	13,308	12,643	5%	13,308	13,425	(1%	)
Digital video(c)	7,860	6,700	17%	7,860	7,024	12%
Residential high-speed data(d)	7,412	6,041	23%	7,412	6,398	16%
Commercial high-speed data(d)	272	218	25%	272	234	16%
Digital Phone(e)	2,610	1,524	71%	2,610	1,649	58%

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

(e)
Digital Phone subscriber numbers reflect billable subscribers who receive IP-based telephony service. Digital Phone subscribers exclude subscribers acquired from Comcast in the Exchange who receive traditional, circuit-switched telephone service (which totaled approximately 43,000 and 122,000 subscribers as of September 30, 2007 and 2006, respectively).

     For the three and nine months ended September 30, 2007, Subscription revenues increased driven by the impact of the Acquired Systems, the consolidation of the Kansas City Pool, the continued penetration of digital video services, video price increases and growth in high-speed data and Digital Phone subscriber levels. Aggregate revenues associated with

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
TWC’s digital video services, including digital tiers, digital pay channels, pay-per-view, video-on-demand, subscription-video-on-demand and digital video recorders, increased 27% to $587 million for the three months ended September 30, 2007 from $464 million for the three months ended September 30, 2006, and increased 53% to $1.759 billion for the nine months ended September 30, 2007 from $1.153 billion for the nine months ended September 30, 2006. Strong growth rates for Subscription revenues associated with high-speed data and voice services are expected to continue during the fourth quarter of 2007.
     For the three and nine months ended September 30, 2007, Advertising revenues increased due to an increase in local and national advertising, primarily due to the impact of the Acquired Systems and, to a lesser extent, growth in the Legacy Systems and the consolidation of the Kansas City Pool.
     For the three and nine months ended September 30, 2007, costs of revenues increased 26% and 53%, respectively, and, as a percentage of revenues, were 47% and 48% for the three and nine months ended September 30, 2007, respectively, compared to 47% and 46% for the three and nine months ended September 30, 2006, respectively. The increases in costs of revenues were primarily related to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as increases in video programming, employee, voice and other costs. The increase in costs of revenues as a percentage of revenues for the nine months ended September 30, 2007 reflects lower margins in the Acquired Systems.
     Video programming costs for the Legacy Systems, the Acquired Systems, the Kansas City Pool and Total Systems were as follows for the three and nine months ended September 30, 2007 and 2006 (millions):

	Three Months Ended			Nine Months Ended
	9/30/07	9/30/06	% Change	9/30/07	9/30/06	% Change
Video programming costs:
Legacy Systems	$576	$540	7%	$1,724	$1,581	9%
Acquired Systems(a)	254	168	51%	767	168	357%
Kansas City Pool	51	—	NM	152	—	NM

Total Systems	$881	$708	24%	$2,643	$1,749	51%

(a)	2006 amounts reflect video programming costs for the Acquired Systems for the two months following the closing of the Adelphia/Comcast Transactions.
     Video programming costs increased due primarily to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as contractual rate increases and the expansion of service offerings. For the three and nine months ended September 30, 2007, employee costs increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool, higher headcount resulting from the continued roll-out of advanced services and salary increases. Additionally, employee costs for the nine months ended September 30, 2006 included a benefit of approximately $16 million (with an additional benefit of approximately $5 million included in selling, general and administrative expenses) due to changes in estimates related to prior period medical benefit accruals. For the three and nine months ended September 30, 2007, voice costs increased $29 million to $115 million and $121 million to $338 million, respectively, primarily due to growth in Digital Phone subscribers and the consolidation of the Kansas City Pool, offset partially by a decline in per subscriber connectivity costs. Other costs increased 31% to $306 million and 56% to $915 million, respectively, for the three and nine months ended September 30, 2007 primarily due to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as certain other increases in costs associated with the continued roll-out of advanced services. In addition, other costs for the nine months ended September 30, 2006 included a benefit of $10 million related to third-party maintenance support payment fees, reflecting the resolution of terms with an equipment vendor.
     The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2007 is primarily the result of higher employee, marketing and other costs due to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, increased headcount and higher costs resulting from the continued roll-out of advanced services and salary increases. The nine months ended September 30, 2006 also included an $11 million charge (with an additional $2 million charge included in costs of revenues) reflecting an adjustment to prior period facility rent expense.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the Cable segment expensed non-capitalizable merger-related and restructuring costs associated with the Adelphia/Comcast Transactions of $3 million and $10 million for the three and nine months ended September 30, 2007, respectively, and $18 million and $29 million for the three and nine months ended September 30, 2006, respectively. In addition, the results included other restructuring costs of $1 million and $10 million for the three and nine months ended September 30, 2007, respectively, and $4 million and $14 million for the three and nine months ended September 30, 2006, respectively.
     Operating Income before Depreciation and Amortization increased for the three and nine months ended September 30, 2007 principally as a result of revenue growth, partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above.
     Operating Income increased for the three and nine months ended September 30, 2007 primarily due to the increase in Operating Income before Depreciation and Amortization described above, partially offset by increases in both depreciation and amortization expense. Depreciation expense increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and demand-driven increases in recent years of purchases of customer premise equipment. Amortization expense increased primarily as a result of the amortization of intangible assets related to customer relationships associated with the Acquired Systems. This was partially offset by a decrease due to the absence during the second and third quarters of 2007 of amortization expense associated with customer relationships recorded in connection with the restructuring of TWE in 2003 that were fully amortized at the end of the first quarter of 2007.
     The Company anticipates that Operating Income before Depreciation and Amortization and Operating Income will continue to increase during the fourth quarter of 2007 as compared to the fourth quarter of 2006, although the full year rate of growth is expected to be lower than that experienced during the nine months ended September 30, 2007 because the last five months of 2006 included contributions from the Acquired Systems.
     Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the three and nine months ended September 30, 2007 and 2006 are as follows (millions):

	Three Months Ended				Nine Months Ended
	9/30/07	9/30/06	% Change		9/30/07	9/30/06	% Change
Revenues:
Subscription	$8	$—	NM		$22	$—	NM
Advertising	12	10	20%		30	11	NM
Content	3,100	2,311	34%		7,942	7,316	9%
Other	58	69	(16%	)	180	205	(12%	)

Total revenues	3,178	2,390	33%		8,174	7,532	9%
Costs of revenues(a)	(2,407)	(1,808)	33%		(6,124)	(5,493)	11%
Selling, general and administrative(a)	(412)	(371)	11%		(1,185)	(1,138)	4%
Restructuring costs	—	(1)	NM		—	(5)	NM

Operating Income before Depreciation and Amortization	359	210	71%		865	896	(3%	)
Depreciation	(37)	(35)	6%		(112)	(103)	9%
Amortization	(54)	(55)	(2%	)	(161)	(164)	(2%	)

Operating Income	$268	$120	123%		$592	$629	(6%	)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Content revenues include theatrical product (which is content made available for initial exhibition in theaters), television product (which is content made available for initial airing on television), and consumer product and other. The components of Content revenues for the three and nine months ended September 30, 2007 and 2006 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/07	9/30/06	% Change	9/30/07	9/30/06	% Change
Theatrical product:
Theatrical film	$800	$356	125%	$1,587	$882	80%
Television licensing	378	422	(10%)	1,214	1,211	—
Home video	777	603	29%	2,087	2,208	(5%)

Total theatrical product	1,955	1,381	42%	4,888	4,301	14%

Television product:
Television licensing	822	594	38%	2,187	2,083	5%
Home video	201	228	(12%)	528	585	(10%)

Total television product	1,023	822	24%	2,715	2,668	2%

Consumer product and other	122	108	13%	339	347	(2%)

Total Content revenues	$3,100	$2,311	34%	$7,942	$7,316	9%

     The increase in theatrical film revenues for the three and nine months ended September 30, 2007 was due primarily to the success of certain key releases in 2007, which compared favorably to 2006. Revenues for the three and nine months ended September 30, 2007 included the releases of Harry Potter and the Order of the Phoenix, Rush Hour 3, Hairspray and Ocean’s 13 and for the nine months ended September 30, 2007 also included the release of 300. The three and nine months ended September 30, 2006 included worldwide revenues associated with Superman Returns and for the nine months ended September 30, 2006 also included the international carryover of Harry Potter and the Goblet of Fire. Theatrical product revenues from television licensing declined for the three months ended September 30, 2007, as the three months ended September 30, 2006 included availabilities of more significant titles. For the nine months ended September 30, 2007, this decline was offset by a greater number of significant titles in the first quarter of 2007. Home video sales of theatrical product increased for the three months ended September 30, 2007 primarily due to the success of the release of 300. For the nine months ended September 30, 2007, this increase was more than offset by a decline in home video sales of theatrical product primarily due to difficult comparisons as the similar period in the prior year included revenues from the release of Harry Potter and the Goblet of Fire and Wedding Crashers compared to the release of 300 and Happy Feet for the nine months ended September 30, 2007.
     The increase in license fees from television product for the three and nine months ended September 30, 2007 was primarily related to the initial off-network availabilities of Two and a Half Men, Cold Case and The George Lopez Show, partially offset for the nine months ended September 30, 2007 by license fees in the prior year from the initial off-network availability of Without a Trace and second cycle off-network non-continuance license arrangements for Friends. The decline in home video sales of television product for the three and nine months ended September 30, 2007 reflects difficult comparisons to the prior year period, which included higher revenues attributable to Seinfeld, Friends and other long-running series.
     The increase in costs of revenues for the three and nine months ended September 30, 2007 resulted primarily from higher film costs ($1.454 billion and $3.540 billion for the three and nine months ended September 30, 2007, respectively, compared to $1.055 billion and $3.223 billion for the three and nine months ended September 30, 2006, respectively), and higher theatrical advertising and print costs resulting from the timing, quantity and mix of films released. Included in film costs are net pre-release theatrical film valuation adjustments, which increased to $100 million for the three months ended September 30, 2007 from $51 million for the three months ended September 30, 2006, and increased to $204 million for the nine months ended September 30, 2007 compared to $156 million for the nine months ended September 30, 2006. Costs of revenues as a percentage of revenues were 76% for the three months ended September 30, 2007 and 2006, and increased to 75% for the nine months ended September 30, 2007 from 73% for the nine months ended September 30, 2006, reflecting the quantity and mix of products released.
     The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2007 is primarily the result of higher employee costs and higher distribution costs attributable to the increase in revenues, partially offset for the nine months ended September 30, 2007 by higher distribution fees earned.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and nine months ended September 30, 2006 included $1 million and $5 million, respectively, of restructuring charges as a result of changes in estimates of previously established restructuring accruals.
     Operating Income before Depreciation and Amortization and Operating Income increased for the three months ended September 30, 2007 primarily related to the increase in revenues, partially offset by the increase in costs of revenues and selling, general and administrative expenses. For the nine months ended September 30, 2007, Operating Income before Depreciation and Amortization and Operating Income decreased primarily due to higher costs of revenues, partially offset by the increase in revenues. Operating Income before Depreciation and Amortization and Operating Income for the three and nine months ended September 30, 2006 reflects a benefit of approximately $10 million related to an adjustment made to reduce certain legal reserves and for the nine months ended September 30, 2006 also included a benefit of $42 million from the sale of certain international film rights.
     The Company anticipates that both Operating Income before Depreciation and Amortization and Operating Income at the Filmed Entertainment segment will increase during the fourth quarter of 2007 compared to the fourth quarter of 2006 due primarily to expectations of improved theatrical distribution and home video performance resulting from the current year’s theatrical release slate.
     Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three and nine months ended September 30, 2007 and 2006 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/07	9/30/06	% Change	9/30/07	9/30/06	% Change
		(recast)			(recast)
Revenues:
Subscription	$1,566	$1,460	7%	$4,672	$4,412	6%
Advertising	709	731	(3%)	2,181	2,389	(9%)
Content	270	204	32%	682	604	13%
Other	10	14	(29%)	31	39	(21%)

Total revenues	2,555	2,409	6%	7,566	7,444	2%
Costs of revenues(a)	(1,253)	(1,158)	8%	(3,693)	(3,606)	2%
Selling, general and administrative(a)	(468)	(428)	9%	(1,340)	(1,371)	(2%)
Asset impairments	—	(200)	NM	(34)	(200)	(83%)
Restructuring and shutdown costs	(4)	(38)	(89%)	(20)	(119)	(83%)

Operating Income before Depreciation and Amortization	830	585	42%	2,479	2,148	15%
Depreciation	(75)	(68)	10%	(222)	(203)	9%
Amortization	(4)	—	NM	(12)	(5)	140%

Operating Income	$751	$517	45%	$2,245	$1,940	16%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     On September 17, 2006, Warner Bros. and CBS ended the stand-alone operations of The WB Network and UPN, respectively, and formed The CW, an equity method investee of the Company. The Networks segment results included the operations of The WB Network through the date of its shutdown on September 17, 2006. For the three and nine months ended September 30, 2006, the Networks segment operating results included revenues of $94 million and $393 million, respectively, and an Operating Loss of $242 million and $352 million, respectively, from The WB Network.
     The increase in Subscription revenues for the three and nine months ended September 30, 2007 was due primarily to higher subscription rates at both Turner and HBO and, to a lesser extent, an increase in the number of subscribers at Turner.
     The decrease in Advertising revenues for the three and nine months ended September 30, 2007 was driven primarily by the impact of the shutdown of The WB Network on September 17, 2006, partially offset by higher Advertising revenues across Turner’s primary networks.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     The increase in Content revenues for the three and nine months ended September 30, 2007 was primarily due to higher ancillary sales of HBO’s original programming.
     For the three and nine months ended September 30, 2007, costs of revenues increased due primarily to an increase in programming costs, distribution costs and costs related to digital initiatives. For the three months ended September 30, 2007, programming costs increased 8% to $888 million from $821 million for the three months ended September 30, 2006 and for the nine months ended September 30, 2007 increased slightly to $2.656 billion from $2.645 billion for the nine months ended September 30, 2006. These increases were due primarily to higher acquired theatrical and original programming costs at HBO and an increase in sports programming costs at Turner, particularly related to NASCAR programming for the three months ended September 30, 2007, and to both NASCAR and NBA programming for the nine months ended September 30, 2007. These increases were partially offset by the impact of the shutdown of The WB Network on September 17, 2006. In addition, programming costs for the three and nine months ended September 30, 2006 included a write-off of approximately $17 million associated with certain programming arrangements at Turner. Costs of revenues as a percentage of revenues were 49% for the three and nine months ended September 30, 2007 compared to 48% for the three and nine months ended September 30, 2006.
     For the three months ended September 30, 2007, selling, general and administrative expenses increased due primarily to higher marketing expenses relating to the promotion of new original programming at Turner and HBO and higher selling expenses at Turner. For the nine months ended September 30, 2007, selling, general and administrative expenses decreased due primarily to the shutdown of The WB Network on September 17, 2006.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and nine months ended September 30, 2007 included approximately $4 million and $20 million, respectively, of restructuring charges and severance related to recent senior management changes at HBO and for the nine months ended September 30, 2007 included a $34 million noncash charge related to the impairment of the Court TV tradename as a result of rebranding the Court TV network name to truTV, effective January 1, 2008. The results for the three and nine months ended September 30, 2006 included shutdown costs at The WB Network of $38 million and $119 million, respectively, including $33 million and $87 million, respectively, related to the termination of certain programming arrangements (primarily licensed movie rights). Included in the costs to terminate programming arrangements is $18 million and $47 million for the three and nine months ended September 30, 2006, respectively, of costs related to terminating intercompany programming arrangements with other Time Warner divisions (e.g., New Line) that have been eliminated in consolidation, resulting in a net charge related to programming arrangements of $15 million and $40 million for the three and nine months ended September 30, 2006, respectively. In addition, shutdown costs at The WB Network for the three and nine months ended September 30, 2006 included a benefit of $2 million and a net charge of $6 million, respectively, related to employee terminations and $7 million and $26 million, respectively, related to contractual settlements. The results for the three and nine months ended September 30, 2006, also included a noncash impairment charge of approximately $200 million to reduce the carrying value of The WB Network’s goodwill.
     Operating Income before Depreciation and Amortization and Operating Income increased for the three and nine months ended September 30, 2007 primarily due to the absence of the noncash asset impairment charge to reduce the carrying value of The WB Network’s goodwill and the shutdown costs of The WB Network incurred in the prior year, as described above.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three and nine months ended September 30, 2007 and 2006 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/07	9/30/06	% Change	9/30/07	9/30/06	% Change
		(recast)			(recast)
Revenues:
Subscription	$385	$393	(2%)	$1,124	$1,139	(1%)
Advertising	636	635	—	1,904	1,881	1%
Content	13	14	(7%)	39	35	11%
Other	165	153	8%	433	455	(5%)

Total revenues	1,199	1,195	—	3,500	3,510	—
Costs of revenues(a)	(456)	(474)	(4%)	(1,367)	(1,401)	(2%)
Selling, general and administrative(a)	(441)	(453)	(3%)	(1,403)	(1,421)	(1%)
Gain on sale of assets	6	—	NM	6	—	NM
Restructuring costs	(4)	(3)	33%	(46)	(37)	24%

Operating Income before Depreciation and Amortization	304	265	15%	690	651	6%
Depreciation	(35)	(26)	35%	(92)	(82)	12%
Amortization	(18)	(17)	6%	(53)	(46)	15%

Operating Income	$251	$222	13%	$545	$523	4%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     For the three and nine months ended September 30, 2007, Subscription revenues declined primarily as a result of lower Subscription revenues for several domestic titles, the closure of Teen People magazine in September 2006 and the sale of four non-strategic magazine titles in July 2007, partially offset by the favorable effects of foreign currency exchange rates at IPC. In addition, the nine months ended September 30, 2007 also reflected a decline in newsstand sales.
     For the three and nine months ended September 30, 2007, Advertising revenues remained essentially flat due primarily to growth in digital revenues, reflecting contributions from People.com and CNNMoney.com, and the favorable effects of foreign currency exchange rates at IPC, partially offset by a decrease in domestic print Advertising revenues, including the impact of the closures of Teen People and LIFE magazines.
     For the three months ended September 30, 2007, Other revenues increased due primarily to increases at Synapse, a subscription marketing business, and Southern Living at Home. However, Other revenues for the nine months ended September 30, 2007 decreased because the increase for the three months ended September 30, 2007 was more than offset by declines at Southern Living at Home and Synapse through the six months ended June 30, 2007.
     Costs of revenues decreased 4% for the three months ended September 30, 2007 and, as a percentage of revenues, were 38% and 40% for the three months ended September 30, 2007 and 2006, respectively. Costs of revenues decreased 2% for the nine months ended September 30, 2007 and, as a percentage of revenues, were 39% and 40% for the nine months ended September 30, 2007 and 2006, respectively. Costs of revenues for the magazine publishing business include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased 8% to $387 million for the three months ended September 30, 2007 and decreased 6% to $1.185 billion for the nine months ended September 30, 2007, primarily due to editorial-related and manufacturing cost savings, including cost savings related to the closures of Teen People and LIFE magazines. These decreases at the magazine publishing business were offset by increased costs associated with investments in digital properties, including incremental editorial costs and the unfavorable effects of foreign currency exchange rates at IPC.
     Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2007 primarily due to recent cost savings initiatives and the closures of Teen People and LIFE magazines, partially offset by costs associated with the investment in digital properties and the unfavorable effects of foreign currency exchange rates at IPC.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and nine months ended September 30, 2007 included $4 million and $46 million, respectively, of restructuring costs, primarily severance associated with continuing efforts to streamline operations and costs related to the shutdown of LIFE magazine in the first quarter of 2007, and a $6 million gain on the sale of four non-strategic magazine titles. The results for the three and nine months ended September 30, 2006 included $3 million and $37 million, respectively, of restructuring costs, primarily associated with continuing efforts to streamline operations.
     Operating Income before Depreciation and Amortization and Operating Income increased for the three and nine months ended September 30, 2007 due primarily to a decrease in costs of revenues and selling, general and administrative expenses. In addition, the increase in Operating Income before Depreciation and Amortization and Operating Income for the nine months ended September 30, 2007 was partially offset by an increase in restructuring charges of $9 million.
     Corporate. Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the three and nine months ended September 30, 2007 and 2006 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/07	9/30/06	% Change	9/30/07	9/30/06	% Change
Amounts related to securities litigation and government investigations	$(2)	$(29)	(93%)	$(169)	$(90)	88%
Selling, general and administrative(a)	(87)	(97)	(10%)	(281)	(303)	(7%)
Gain on sale of assets	—	—	—	—	20	NM
Restructuring costs	—	—	—	—	(5)	NM

Operating Loss before Depreciation and Amortization	(89)	(126)	(29%)	(450)	(378)	19%
Depreciation	(10)	(12)	(17%)	(33)	(34)	(3%)

Operating Loss	$(99)	$(138)	(28%)	$(483)	$(412)	17%

(a)	Selling, general and administrative expenses exclude depreciation.
     As previously noted, the Company recognized legal reserves as well as legal and other professional fees related to the defense of various shareholder lawsuits, totaling $2 million and $178 million for the three and nine months ended September 30, 2007, respectively, and $33 million and $147 million for the three and nine months ended September 30, 2006, respectively. In addition, the Company recognized related insurance recoveries of $9 million for the nine months ended September 30, 2007 and $4 million and $57 million for the three and nine months ended September 30, 2006, respectively. Legal fees are expected to continue to be incurred in future periods, primarily related to ongoing proceedings with respect to certain former employees of the Company.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the nine months ended September 30, 2006 included approximately $5 million of restructuring costs and a gain of approximately $20 million on the sale of two aircraft.
     Excluding the items noted above, for the three and nine months ended September 30, 2007, Operating Loss before Depreciation and Amortization and Operating Loss decreased due primarily to lower financial advisory costs. In addition, for the nine months ended September 30, 2007, the decline was also due to lower professional fees.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to Time Warner should be sufficient to fund its capital and liquidity needs for the foreseeable future, including the quarterly dividend payments and its new $5 billion common stock repurchase program. Time Warner’s sources of cash include cash provided by operations, expected proceeds from sales of assets, cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper programs of $1.627 billion at Time Warner and $3.046 billion at TWC, in each case as of September 30, 2007, and access to the capital markets.
Current Financial Condition
     At September 30, 2007, Time Warner had $37.129 billion of debt, $1.873 billion of cash and equivalents (net debt of $35.256 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable preferred membership units at a subsidiary and $58.146 billion of shareholders’ equity, compared to $34.997 billion of debt, $1.549 billion of cash and equivalents (net debt of $33.448 billion), $300 million of mandatorily redeemable preferred membership units at a subsidiary and $60.389 billion of shareholders’ equity at December 31, 2006.
     The following table shows the significant items contributing to the increase in net debt from December 31, 2006 to September 30, 2007 (millions):

Balance at December 31, 2006	$33,448
Cash provided by operations	(6,156)
Proceeds from exercise of stock options	(484)
Capital expenditures and product development costs from continuing operations	3,100
Dividends paid to common stockholders	645
Repurchases of common stock	5,714
Acquisition of TACODA	274
Acquisition of Third Screen Media	104
Proceeds from sale of AOL’s German access business	(850)
Proceeds from sale of the Parenting Group and most of the Time4 Media magazine titles	(220)
Proceeds from sale of Tegic	(265)
Proceeds from sale of the Company’s 50% interest in Bookspan	(145)
All other, net	91

Balance at September 30, 2007(a)	$35,256

(a)	Included in the net debt balance is approximately $194 million that represents the net unamortized fair value adjustment recognized as a result of the merger of AOL and Historic TW Inc.
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
     As noted under “Recent Developments,” on July 26, 2007, Time Warner’s Board of Directors authorized a new common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this new stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through November 6, 2007, the Company has repurchased approximately 119 million shares of common stock for approximately $2.2 billion pursuant to trading programs under Rule 10b5-1 of the Exchange Act (Note 6).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
     As noted under “Recent Developments,” on October 3, 2007, the Company completed the purchase of seven pay television networks and the sales representation rights for eight third-party owned networks operating principally in Latin America from Claxson for $234 million in cash (Note 3).
     On December 29, 2006, the Company completed the sale of AOL’s U.K. access business for $712 million, $476 million of which was paid at closing and the remainder of which is payable over the eighteen months following the closing. As of September 30, 2007, the Company expects to receive the remaining approximately $185 million over the nine months ending June 30, 2008. The receivable due from the purchaser of the U.K. access business is non-interest bearing, and was recorded at its discounted present value upon the closing of the sale transaction. In addition, the receivable is denominated in British pounds, and the U.S. dollar amount presented is subject to change based on fluctuations in the exchange rate between the U.S. dollar and the British pound.
     Time Warner’s 6.15% notes due May 1, 2007 (aggregate principal amount of $1.0 billion) and Time Warner’s 8.18% notes due August 15, 2007 (aggregate principal amount of $546 million) matured and were retired on May 1, 2007 and August 15, 2007, respectively.
Cash Flows
     Cash and equivalents increased by $324 million for the nine months ended September 30, 2007 and decreased by $3.042 billion for the nine months ended September 30, 2006. Components of these changes are discussed below in more detail.
Operating Activities
     Details of cash provided by operations are as follows (millions):

	Nine Months Ended
	9/30/07	9/30/06
		(recast)
Operating Income	$6,606	$5,218
Depreciation and amortization	3,274	2,504
Amounts related to securities litigation and government investigations:
Net expenses	169	90
Cash payments, net of recoveries	(919)	(267)
Gain on dispositions of assets	(673)	(22)
Noncash asset impairments	36	200
Net interest payments(a)	(1,516)	(1,105)
Net income taxes paid(b)	(395)	(340)
Noncash equity-based compensation	230	212
Net cash flows from discontinued operations(c)	33	156
Merger-related and restructuring payments, net of accruals(d)	(103)	(2)
All other, net, including working capital changes	(586)	(74)

Cash provided by operations	$6,156	$6,570

(a)	Includes interest income received of $77 million and $108 million in 2007 and 2006, respectively.

(b)	Includes income tax refunds received of $84 million and $32 million in 2007 and 2006, respectively.

(c)
Reflects net income from discontinued operations of $324 million and $1.412 billion in 2007 and 2006, respectively, net of noncash gains and expenses and working capital-related adjustments of $(291) million in 2007 and $(1.256) billion in 2006.

(d)	Includes payments for restructuring and merger-related costs and payments for certain other merger-related liabilities, net of accruals.
     Cash provided by operations decreased to $6.156 billion in 2007 compared to $6.570 billion in 2006. The decrease in cash provided by operations related primarily to increases in payments made in connection with the settlements in the securities litigation and the government investigations, interest payments, income taxes paid and cash used for working capital, partially offset by increases in Operating Income and depreciation and amortization. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The change in working capital between periods was primarily related to higher payments on accounts payable and lower collections on accounts receivable.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
The Company’s net income tax payments benefited from the utilization of certain tax attribute carryforwards (primarily U.S. federal tax loss carryforwards). Based on current expectations, the Company anticipates that the U.S. federal tax loss carryforwards will be fully utilized in 2007, resulting in a significant increase in income tax payments in 2008.
Investing Activities
     Details of cash used by investing activities are as follows (millions):

	Nine Months Ended
	9/30/07	9/30/06
		(recast)
Investments in available-for-sale securities	$(90)	$—
Investments and acquisitions, net of cash acquired:
TACODA	(274)	—
Third Screen Media	(104)	—
Cash used for the Adelphia Acquisition and the Exchange	(25)	(9,065)
Redemption of Comcast’s interests in TWC and TWE	—	(2,004)
Court TV	—	(697)
Wireless Joint Venture(a)	(30)	(182)
Synapse(b)	—	(140)
All other	(259)	(276)
Investment activities of discontinued operations	(26)	—
Capital expenditures and product development costs from continuing operations	(3,100)	(2,670)
Capital expenditures and product development costs from discontinued operations	—	(63)
Proceeds from the sale of available-for-sale securities	33	42
Proceeds from the sale of AOL’s German access business	850	—
Proceeds from the sale of Tegic	265	—
Proceeds from the sale of the Parenting Group and most of the Time4 Media magazine titles	220	—
Proceeds from the sale of the Company’s 50% interest in Bookspan	145	—
Proceeds from the issuance of a 5% equity interest by AOL	—	1,000
Proceeds from the sale of a portion of the Company’s interest in Time Warner Telecom	—	800
Proceeds from the sale of Time Warner Book Group	—	524
Proceeds from the sale of Turner South	—	371
Proceeds from the sale of the Theme Parks	—	191
All other investment and asset sale proceeds	326	188

Cash used by investing activities	$(2,069)	$(11,981)

(a)
Cash used for the Wireless Joint Venture for the nine months ended September 30, 2006 represents a deposit that TWC paid in July 2006 related to TWC’s investment in a wireless spectrum joint venture with several other cable companies (the “Wireless Joint Venture”). Included in the cash used for the Wireless Joint Venture for the nine months ended September 30, 2007 is a contribution of $28 million to the Wireless Joint Venture to fund TWC’s share of a payment to Sprint to purchase Sprint’s interest in the Wireless Joint Venture for an amount equal to Sprint’s capital contributions. Under certain circumstances, the remaining members have the ability to exit the Wireless Joint Venture and receive from the Wireless Joint Venture, subject to certain limitations and adjustments, advanced wireless spectrum licenses covering their operating areas.

(b)	Represents purchase of remaining interest in Synapse Group Inc.
     Cash used by investing activities was $2.069 billion in 2007 compared to $11.981 billion in 2006. The change in cash used by investing activities primarily reflected the decrease in investments and acquisitions, net of cash acquired, principally related to the Adelphia Acquisition, the Exchange and the Redemptions, partially offset by a decrease in proceeds from the sales of assets and an increase in capital expenditures and product development costs. The increase in capital expenditures was principally associated with the Acquired Systems, as well as the continued roll-out of TWC’s advanced digital services in the Legacy Systems.
     As a result of the Adelphia/Comcast Transactions, the Company has made significant capital expenditures and anticipates making additional capital expenditures related to the continued integration of the Acquired Systems, including improvements to plant and technical performance and upgrading system capacity to allow TWC to offer its advanced services and features in the Acquired Systems. Through December 31, 2006, the Company incurred approximately $200

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
million of such expenditures, and the Company estimates that it will incur additional expenditures of approximately $200 million during 2007 (including approximately $140 million incurred during the nine months ended September 30, 2007). TWC expects that these upgrades will be substantially complete by the end of 2007. The Company does not believe that these expenditures will have a material negative impact on its liquidity or capital resources.
Financing Activities
     Details of cash provided (used) by financing activities are as follows (millions):

	Nine Months Ended
	9/30/07	9/30/06
Borrowings	$12,728	$15,580
Debt repayments	(10,551)	(2,551)
Proceeds from exercise of stock options	484	378
Excess tax benefit on stock options	74	61
Principal payments on capital leases	(45)	(64)
Repurchases of common stock	(5,714)	(10,659)
Issuance of mandatorily redeemable preferred membership units by a subsidiary	—	300
Dividends paid	(645)	(658)
Other financing activities	(94)	(18)

Cash (used) provided by financing activities	$(3,763)	$2,369

     Cash used by financing activities was $3.763 billion in 2007 compared to cash provided by financing activities of $2.369 billion in 2006. The change in cash (used) provided by financing activities is primarily due to a decline in net borrowings (i.e., borrowings less repayments), partially offset by a decline in repurchases of common stock made in connection with the Company’s common stock repurchase programs.
Cable Debt Securities
     On April 9, 2007, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures (the “Cable Bond Offering”) consisting of $1.5 billion principal amount of 5.40% Notes due 2012 (the “2012 Initial Notes”), $2.0 billion principal amount of 5.85% Notes due 2017 (the “2017 Initial Notes”) and $1.5 billion principal amount of 6.55% Debentures due 2037 (the “2037 Initial Debentures” and, together with the 2012 Initial Notes and the 2017 Initial Notes, the “Cable Initial Debt Securities”) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Cable Initial Debt Securities are guaranteed by TWE and TWNYCH (the “Guarantors”). TWC used a portion of the net proceeds of the Cable Bond Offering to repay all of the outstanding indebtedness under its $4.0 billion three-year term credit facility, which was terminated on April 13, 2007. The balance of the net proceeds was used to repay a portion of the outstanding indebtedness under TWC’s $4.0 billion five-year term credit facility on April 27, 2007, which reduced the amounts outstanding under that facility to $3.045 billion as of such date.
     In connection with the issuance of the Cable Initial Debt Securities, on April 9, 2007, TWC, the Guarantors and the initial purchasers of the Cable Initial Debt Securities entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which TWC agreed, among other things, to use its commercially reasonable efforts to consummate a registered exchange offer for the Cable Initial Debt Securities within 270 days after the issuance date of the Cable Initial Debt Securities or cause a shelf registration statement covering the resale of the Cable Initial Debt Securities to be declared effective within specified periods. On November 5, 2007, pursuant to a registered exchange offer, TWC and the Guarantors exchanged (i) substantially all of the 2012 Initial Notes for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2012 Registered Notes,” and, together with the 2012 Initial Notes, the “2012 Notes”), (ii) all of the 2017 Initial Notes for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2017 Registered Notes,” and, together with the 2017 Initial Notes, the “2017 Notes”), and (iii) substantially all of the 2037 Initial Debentures for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2037 Registered Debentures,” and, together with the 2037 Initial Debentures, the “2037 Debentures”). Collectively, the 2012 Notes, the 2017 Notes and the 2037 Debentures are referred to as the “Cable Debt Securities.”
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
Bank Credit Agreements and Commercial Paper Programs
     On January 25, 2007, Time Warner entered into a $7.0 billion unsecured commercial paper program (the “TW Program”) that replaced its previous $5.0 billion unsecured commercial paper program, which was terminated in February 2007 upon repayment of the last amounts issued thereunder. The obligations of Time Warner under the TW Program are guaranteed by TW AOL Holdings Inc. (“TW AOL”) and Historic TW Inc. (“Historic TW”). In addition, the obligations of Historic TW are guaranteed by Turner and Time Warner Companies, Inc. Proceeds from the TW Program may be used for general corporate purposes, including investments, repayment of debt and acquisitions. Commercial paper issued by Time Warner is supported by unused committed capacity under the Company’s $7.0 billion senior unsecured five-year revolving credit facility. As a result of recent market volatility in the U.S. debt markets, including the dislocation of the overall commercial paper market, the Company has decreased the amount of commercial paper outstanding under the TW Program, and has offset this decrease by increasing borrowings outstanding under its $7.0 billion credit facility. As of September 30, 2007, approximately $1.988 billion of commercial paper was outstanding under the TW Program, and there were borrowings of $3.300 billion outstanding under the Company’s $7.0 billion credit facility.
     On December 4, 2006, TWC entered into a $6.0 billion unsecured commercial paper program (the “TWC Program”) that replaced its previous $2.0 billion commercial paper program, which was terminated on February 14, 2007 upon repayment of the last remaining notes issued under that program. The TWC Program is guaranteed by TWNYCH and TWE. Commercial paper issued by TWC under the TWC Program is supported by unused committed capacity under TWC’s $6.0 billion senior unsecured revolving credit facility and ranks pari passu with other unsecured senior indebtedness of TWC, TWE and TWNYCH. TWC has also decreased the amount of commercial paper outstanding under its program as a result of the recent volatility in the U.S. debt markets, and has offset this decrease by increasing borrowings outstanding under its $6.0 billion credit facility. As of September 30, 2007, approximately $1.018 billion of commercial paper was outstanding under the TWC Program, and there were borrowings of $1.800 billion outstanding under TWC’s $6.0 billion credit facility.
Programming Licensing Backlog
     Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $3.9 billion and $4.2 billion at September 30, 2007 and December 31, 2006, respectively. Included in these amounts is licensing of film product from one Time Warner division to another Time Warner division in the amount of $699 million and $702 million at September 30, 2007 and December 31, 2006, respectively.

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
     Various factors could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and cause Time Warner’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2006 Form 10-K, and in Time Warner’s other filings made from time to time with the SEC after the date of this report. In addition, Time Warner operates in highly competitive, consumer and technology-driven and rapidly changing media, entertainment, interactive services and cable businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors.
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

TIME WARNER INC.
Item 4. CONTROLS AND PROCEDURES
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited; millions, except per share amounts)

	September 30,	December 31,
	2007	2006
		(recast)
ASSETS
Current assets
Cash and equivalents	$1,873	$1,549
Restricted cash	3	29
Receivables, less allowances of $1,924 and $2,271	5,869	6,064
Inventories	1,996	1,907
Prepaid expenses and other current assets	902	1,136
Current assets of discontinued operations	—	166

Total current assets	10,643	10,851
Noncurrent inventories and film costs	5,487	5,394
Investments, including available-for-sale securities	2,051	3,426
Property, plant and equipment, net	17,547	16,718
Intangible assets subject to amortization, net	4,915	5,204
Intangible assets not subject to amortization	47,242	46,362
Goodwill	41,274	40,749
Other assets	2,148	2,389
Noncurrent assets of discontinued operations	—	576

Total assets	$131,307	$131,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,071	$1,357
Participations payable	2,118	2,049
Royalties and programming costs payable	1,241	1,215
Deferred revenue	1,275	1,434
Debt due within one year	73	64
Other current liabilities	5,102	6,508
Current liabilities of discontinued operations	22	153

Total current liabilities	10,902	12,780
Long-term debt	37,056	34,933
Mandatorily redeemable preferred membership units issued by a subsidiary	300	300
Deferred income taxes	12,671	13,114
Deferred revenue	497	528
Other liabilities	7,468	5,462
Noncurrent liabilities of discontinued operations	1	124
Minority interests	4,266	4,039
Commitments and contingencies (Note 11)
Shareholders’ equity
Series LMCN-V common stock, $0.01 par value, 18.8 million shares issued and outstanding at December 31, 2006	—	—
Time Warner common stock, $0.01 par value, 4.874 and 4.836 billion shares issued and 3.626 and 3.864 billion shares outstanding	49	48
Common stock due from Liberty Media Corporation	(83)	—
Paid-in-capital	172,400	172,083
Treasury stock, at cost (1,248 and 972 million shares)	(24,892)	(19,140)
Accumulated other comprehensive income (loss), net	56	(136)
Accumulated deficit	(89,384)	(92,466)

Total shareholders’ equity	58,146	60,389

Total liabilities and shareholders’ equity	$131,307	$131,669

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited; millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	9/30/07	9/30/06	9/30/07	9/30/06
		(recast)		(recast)
Revenues:
Subscription	$6,170	$6,136	$18,638	$17,298
Advertising	2,095	2,003	6,295	5,925
Content	3,141	2,349	8,163	7,364
Other	270	262	744	762

Total revenues(a)	11,676	10,750	33,840	31,349
Costs of revenues(a)	(6,961)	(6,155)	(19,874)	(17,646)
Selling, general and administrative(a)	(2,407)	(2,483)	(7,213)	(7,593)
Amortization of intangible assets	(167)	(163)	(502)	(419)
Amounts related to securities litigation and government investigations	(2)	(29)	(169)	(90)
Merger-related, restructuring and shutdown costs	(12)	(73)	(113)	(205)
Asset impairments	(1)	(200)	(36)	(200)
Gains on disposal of assets, net	4	—	673	22

Operating income	2,130	1,647	6,606	5,218
Interest expense, net(a)	(589)	(479)	(1,714)	(1,114)
Other income (loss), net	(2)	711	231	1,069
Minority interest expense, net	(84)	(89)	(305)	(265)

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,455	1,790	4,818	4,908
Income tax provision	(555)	(443)	(1,786)	(1,546)

Income before discontinued operations and cumulative effect of accounting change	900	1,347	3,032	3,362
Discontinued operations, net of tax	186	975	324	1,412

Income before cumulative effect of accounting change	1,086	2,322	3,356	4,774
Cumulative effect of accounting change, net of tax	—	—	—	25

Net income	$1,086	$2,322	$3,356	$4,799

Basic income per common share before discontinued operations and cumulative effect of accounting change	$0.24	$0.33	$0.81	$0.79
Discontinued operations	0.06	0.24	0.08	0.33
Cumulative effect of accounting change	—	—	—	0.01

Basic net income per common share	$0.30	$0.57	$0.89	$1.13

Average basic common shares	3,673.7	4,048.8	3,756.6	4,258.7

Diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.24	$0.33	$0.80	$0.78
Discontinued operations	0.05	0.24	0.08	0.33
Cumulative effect of accounting change	—	—	—	0.01

Diluted net income per common share	$0.29	$0.57	$0.88	$1.12

Average diluted common shares	3,714.3	4,084.4	3,803.8	4,296.7

Cash dividends declared per share of common stock	$0.0625	$0.0550	$0.1725	$0.1550

(a) Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$44	$91	$233	$239
Costs of revenues	(44)	(35)	(155)	(131)
Selling, general and administrative	(1)	2	(4)	22
Interest expense, net	—	15	—	39
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30,
(Unaudited, millions)

	2007	2006
		(recast)
OPERATIONS
Net income(a)	$3,356	$4,799
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	—	(25)
Depreciation and amortization	3,274	2,504
Amortization of film and television costs	4,497	4,449
Asset impairments	36	200
Gain on investments and other assets, net	(971)	(1,044)
Equity in (income) losses of investee companies, net of cash distributions	53	(33)
Equity-based compensation	230	212
Minority interests	305	265
Deferred income taxes	1,406	1,030
Amounts related to securities litigation and government investigations	(750)	(177)
Changes in operating assets and liabilities, net of acquisitions	(4,989)	(4,354)
Adjustments relating to discontinued operations(a)	(291)	(1,256)

Cash provided by operations(b)	6,156	6,570

INVESTING ACTIVITIES
Investments in available-for-sale securities	(90)	—
Investments and acquisitions, net of cash acquired	(662)	(12,182)
Investment in a wireless joint venture	(30)	(182)
Investment activities of discontinued operations	(26)	—
Capital expenditures and product development costs	(3,100)	(2,670)
Capital expenditures from discontinued operations	—	(63)
Investment proceeds from available-for-sale securities	33	42
Other investment proceeds	1,806	3,074

Cash used by investing activities	(2,069)	(11,981)

FINANCING ACTIVITIES
Borrowings	12,728	15,580
Issuance of mandatorily redeemable preferred membership units by a subsidiary	—	300
Debt repayments	(10,551)	(2,551)
Proceeds from exercise of stock options	484	378
Excess tax benefit on stock options	74	61
Principal payments on capital leases	(45)	(64)
Repurchases of common stock(c)	(5,714)	(10,659)
Dividends paid	(645)	(658)
Other	(94)	(18)

Cash provided (used) by financing activities	(3,763)	2,369

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	324	(3,042)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,549	4,220

CASH AND EQUIVALENTS AT END OF PERIOD	$1,873	$1,178

(a)
The nine months ended September 30, 2007 and 2006 include net income from discontinued operations of $324 million and $1.412 billion, respectively. After considering noncash gains and expenses and working capital-related adjustments relating to discontinued operations, net operational cash flows from discontinued operations were $33 million and $156 million for the nine months ended September 30, 2007 and 2006, respectively.

(b)
The nine months ended September 30, 2007 and 2006 include an approximate $2 million and $181 million source of cash, respectively, related to changing the fiscal year end of certain international operations from November 30 to December 31.

(c)
The nine months ended September 30, 2007 excludes $440 million of common stock repurchased or due from Liberty Media Corporation, indirectly attributable to the exchange of the Atlanta Braves baseball franchise (the “Braves”) and Leisure Arts, Inc. (“Leisure Arts”). Specifically, the $440 million represents the fair value of the Braves and Leisure Arts of $473 million, less a $33 million net working capital adjustment (Note 3).

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Nine Months Ended September 30,
(Unaudited; millions, except per share amounts)

	2007	2006
BALANCE AT BEGINNING OF PERIOD	$60,389	$65,105
Net income	3,356	4,799
Other comprehensive income	192	234

Comprehensive income(a)	3,548	5,033
Cash dividends ($0.1725 and $0.1550 per common share)	(645)	(658)
Common stock repurchases(b)	(6,033)	(10,722)
Impact of adopting new accounting pronouncements(c).	386	(40)
Gain on Time Warner Cable Inc. stock issuance	—	1,771
Gain on issuance of a 5% equity interest by AOL	—	801
Amounts related primarily to stock options and restricted stock	501	490

BALANCE AT END OF PERIOD	$58,146	$61,780

(a)	The nine months ended September 30, 2007 and 2006 include $187 million and $248 million, respectively, in foreign currency translation adjustments.

(b)
The nine months ended September 30, 2007 includes $440 million of common stock repurchased or due from Liberty Media Corporation, indirectly attributable to the exchange of the Atlanta Braves baseball franchise (the “Braves”) and Leisure Arts, Inc. (“Leisure Arts”). Specifically, the $440 million represents the fair value of the Braves and Leisure Arts of $473 million, less a $33 million working capital adjustment (Note 3).

(c)
The nine months ended September 30, 2007 relates to the impact of adopting the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), of $445 million, partially offset by the impact of adopting the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”), of $59 million. See Note 1 of the consolidated financial statements. The nine months ended September 30, 2006 relates to the impact of adopting the provisions of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”).

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
     Significant estimates inherent in the preparation of the consolidated financial statements include reserves established for securities litigation matters, accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, film ultimate revenues, home video and magazine returns, business combinations, pensions and other postretirement benefits, equity-based compensation, income taxes, contingencies and certain programming arrangements.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Per Common Share
     Basic income per common share is computed by dividing the net income applicable to common shares after preferred dividend requirements, if any, by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of Time Warner’s common stock and Series LMCN-V common stock. All outstanding shares of Series LMCN-V common stock were tendered to the Company on May 16, 2007 and were retired in connection with the transaction with Liberty Media Corporation (“Liberty”) described in Notes 3 and 6. Diluted income per common share adjusts basic income per common share for the effects of convertible securities, stock options, restricted stock, restricted stock units, performance stock units and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.
     Set forth below is a reconciliation of basic and diluted income per common share before discontinued operations and cumulative effect of accounting change (millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	9/30/07	9/30/06	9/30/07	9/30/06
		(recast)		(recast)
Income before discontinued operations and cumulative effect of accounting change — basic and diluted	$900	$1,347	$3,032	$3,362

Average number of common shares outstanding — basic	3,673.7	4,048.8	3,756.6	4,258.7
Dilutive effect of equity awards	40.6	35.6	47.2	38.0

Average number of common shares outstanding — diluted	3,714.3	4,084.4	3,803.8	4,296.7

Income per common share before discontinued operations and cumulative effect of accounting change:
Basic	$0.24	$0.33	$0.81	$0.79

Diluted	$0.24	$0.33	$0.80	$0.78

     Diluted income per common share for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006 exclude approximately 294 million and 461 million, respectively, and 291 million and 460 million, respectively, common shares issuable under the Company’s stock compensation plans because they do not have a dilutive effect.
Changes in Basis of Presentation
     The 2006 financial information has been recast so that the basis of presentation is consistent with that of the 2007 financial information. Specifically, amounts were recast to reflect the retrospective presentation of certain businesses that were sold as discontinued operations (see Note 3).
Consolidation of Kansas City Pool
     On January 1, 2007, the Company began consolidating the results of the Kansas City, south and west Texas and New Mexico cable systems (the “Kansas City Pool”) it received upon the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) to Time Warner Cable Inc. (together with its subsidiaries, “TWC”) and Comcast Corporation (“Comcast”).
Amounts Related to Securities Litigation
     During the first and second quarters of 2007, the Company reached agreements to settle substantially all of the remaining securities litigation claims, a substantial portion of which had been reserved for at December 31, 2006. For the nine months ended September 30, 2007, the Company recorded charges of approximately $153 million for these settlements. At September 30, 2007, the Company’s remaining reserve related to these matters is approximately $10 million, including approximately $8 million that has been reserved for an expected attorneys’ fee award related to a previously settled matter. The Company believes the potential exposure in the securities litigation matters that remain pending at September 30, 2007 to be de minimis.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company recognizes insurance recoveries when it becomes probable that such amounts will be received. The Company recognized insurance recoveries related to Employee Retirement Income Security Act (“ERISA”) matters of approximately $9 million for the nine months ended September 30, 2007 and approximately $4 million and $57 million for the three and nine months ended September 30, 2006, respectively.
Equity-Based Compensation
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
     In April 2007, TWC started granting stock options and restricted stock units based on TWC’s Class A common stock. The valuation of, as well as the expense recognition for, such awards is generally consistent with the treatment of Time Warner awards as described above. However, because TWC’s Class A common stock has a limited trading history, the volatility assumption is determined by reference to historical and implied volatilities of a comparable peer group of publicly traded companies.
     Prior to the adoption of FAS 123R on January 1, 2006, the Company recognized equity-based compensation expense for awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For equity awards granted subsequent to the adoption of FAS 123R, the Company treats such awards as a single award and recognizes equity-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service period. Equity-based compensation expense is recorded in costs of revenues or selling, general and administrative expense depending on the employee’s job function.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recent Accounting Standards
Accounting for Sabbatical Leave and Other Similar Benefits
     On January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”), related to certain sabbatical leave and other employment arrangements that are similar to a sabbatical leave. EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. Adoption of this guidance resulted in an increase to accumulated deficit of approximately $97 million (approximately $59 million, net of tax) on January 1, 2007. The resulting change in the accrual for the nine months ended September 30, 2007 was not material.
Accounting for Uncertainty in Income Taxes
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Upon adoption, the Company recognized approximately $445 million of tax benefits for positions that were previously unrecognized, of which approximately $433 million was accounted for as a reduction to the accumulated deficit balance and approximately $12 million was accounted for as an increase to the paid-in-capital balance as of January 1, 2007. Additionally, the adoption of FIN 48 resulted in the recognition of additional tax reserves for positions where there is uncertainty about the timing or character of such deductibility. These additional reserves were largely offset by increased deferred tax assets. After considering the impact of adopting FIN 48, the Company had a $1.6 billion reserve for uncertain income tax positions as of January 1, 2007.
     During the three months ended September 30, 2007, the Company recorded additional reserves, including a reserve of approximately $330 million attributable to uncertainties associated with certain tax attributes utilized by the Company that was offset by a decrease to current taxes payable.
     The Company does not presently anticipate that its existing reserves related to uncertain tax positions as of September 30, 2007 will significantly increase or decrease during the twelve month period ended September 30, 2008; however, various events could cause the Company’s current expectations to change in the future. The majority of these uncertain tax positions, if ever recognized in the financial statements, would be recorded in the statement of operations as part of the income tax provision.
     The income tax reserve as of January 1, 2007 included an accrual for interest and penalties of approximately $117 million. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the tax reserve. The change in the accrual for interest and penalties for the nine months ended September 30, 2007 was not material. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. TIME WARNER CABLE INC.
Interest in TW NY Cable Holding Inc.
     In September 2007, the Company proposed to TWC that it enter into discussions regarding a transaction pursuant to which TWC’s subsidiary, TW NY Cable Holding Inc. (“TWNYCH”), would redeem a significant portion of the Company’s 12.43% non-voting, equity interest in it. TWC’s Board of Directors has appointed a special committee of independent directors and authorized it to consider any proposal made by the Company and to negotiate with the Company regarding the terms of such a transaction. No assurance can be given that any proposal will result in an agreement for TWNYCH to redeem a portion of the Company’s interest in it or, if an agreement is reached, that a redemption transaction will be consummated. In April 2005, in connection with the announcement of the Adelphia/Comcast Transactions (as defined below), TWC valued the Company’s 12.43% interest (as if the Adelphia/Comcast Transactions had occurred at that time) at approximately $2.9 billion. This 2005 valuation is not necessarily indicative of the fair value of the interest as of the date of this report. If a redemption transaction takes place, the Company expects that TWC would finance the transaction through available borrowing capacity under TWC’s existing committed revolving credit facility or by accessing the bank credit or debt capital markets. If a redemption transaction is completed, it will not change the 84% ownership interest the Company has in TWC’s common stock.
Transactions with Adelphia and Comcast
     On July 31, 2006, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), and Comcast completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) (the “Adelphia Acquisition”). Additionally, on July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC, were redeemed (the “TWC Redemption” and the “TWE Redemption,” respectively, and, collectively, the “Redemptions”). Following the Redemptions and the Adelphia Acquisition, on July 31, 2006, TW NY and Comcast swapped certain cable systems, most of which were acquired from Adelphia, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Adelphia/Comcast Transactions”). The results of the systems acquired in connection with the Adelphia/Comcast Transactions have been included in the consolidated statement of operations since the closing of the transactions. As a result of the closing of the Adelphia/Comcast Transactions, TWC acquired systems with approximately 4.0 million basic video subscribers and disposed of systems with approximately 0.8 million basic video subscribers previously owned by TWC that were transferred to Comcast in connection with the Redemptions and the Exchange for a net gain of approximately 3.2 million basic video subscribers.
     On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the terms of the reorganization plan, the shares of TWC’s Class A common stock that Adelphia received in the Adelphia Acquisition (representing approximately 16% of TWC’s outstanding common stock) are being distributed to Adelphia’s creditors. On March 1, 2007, TWC’s Class A common stock began trading on the New York Stock Exchange under the symbol “TWC.” As of September 30, 2007, Time Warner owned approximately 84% of TWC’s outstanding common stock.
Texas/Kansas City Cable Joint Venture
     TKCCP was a 50-50 joint venture between a consolidated subsidiary of TWC (Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”)) and Comcast. On January 1, 2007, TKCCP distributed its assets to TWC and Comcast. TWC received the Kansas City Pool, which served approximately 788,000 basic video subscribers as of December 31, 2006, and Comcast received the pool of assets consisting of the Houston cable systems (the “Houston Pool”), which served approximately 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. TKCCP was formally dissolved on May 15, 2007. For accounting purposes, the Company has treated the distribution of TKCCP’s assets as a sale of the Company’s 50% equity interest in the Houston Pool and as an acquisition of Comcast’s 50% equity interest in the Kansas City Pool. As a result of the sale of the Company’s 50% equity interest in the Houston Pool, the Company recorded a pretax gain of approximately $146

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
million in the first quarter of 2007, which is included as a component of other income (loss), net in the consolidated statement of operations for the nine months ended September 30, 2007.
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
Supplemental Unaudited Pro Forma Information for Significant Acquisitions
     The following schedule presents supplemental unaudited pro forma information for the three and nine months ended September 30, 2006 as if the Adelphia/Comcast Transactions and the consolidation of the Kansas City Pool had occurred on January 1, 2006. The unaudited pro forma information is presented based on information available, is intended for informational purposes only and is not necessarily indicative of and does not purport to represent what Time Warner’s future financial condition or operating results will be after giving effect to the Adelphia/Comcast Transactions and the consolidation of the Kansas City Pool, and does not reflect actions that may be undertaken by management in integrating these businesses (e.g., the cost of incremental capital expenditures). In addition, this supplemental information does not reflect financial and operating benefits TWC expects to realize as a result of the Adelphia/Comcast Transactions and the consolidation of the Kansas City Pool (millions, except per share amounts).

	Pro Forma
	Three Months Ended	Nine Months Ended
	9/30/06	9/30/06
Revenues	$11,225	$33,984
Costs of revenues(a)	(5,745)	(17,238)
Selling, general and administrative expenses(a)	(2,431)	(7,689)
Other, net	(302)	(484)

Operating Income before Depreciation and Amortization	2,747	8,573
Depreciation	(862)	(2,540)
Amortization	(189)	(565)

Operating Income	1,696	5,468
Interest expense, net	(532)	(1,490)
Other income, net	596	772

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,760	4,750
Income tax provision	(433)	(1,492)

Income before discontinued operations and cumulative effect of accounting change	$1,327	$3,258

Basic net income per common share before discontinued operations and cumulative effect of accounting change	$0.33	$0.77
Diluted net income per common share before discontinued operations and cumulative effect of accounting change	$0.32	$0.76

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. BUSINESS ACQUISITIONS AND DISPOSITIONS
Claxson
     On October 3, 2007, the Company completed the purchase of seven pay television networks and the sales representation rights for eight third-party-owned networks operating principally in Latin America from Claxson Interactive Group, Inc. (“Claxson”) for $234 million in cash.
TACODA
     On September 6, 2007, the Company completed the acquisition of TACODA, Inc. (“TACODA”), an online behavioral targeting advertising network, for $274 million in cash, net of cash acquired. The TACODA acquisition did not significantly impact the Company’s consolidated financial results for the three and nine months ended September 30, 2007.
Divestitures of Certain Non-Core AOL Wireless Businesses
     On August 24, 2007, the Company completed the sale of Tegic Communications, Inc. (“Tegic”), a wholly owned subsidiary of AOL, to Nuance Communications, Inc. (“Nuance”) for $265 million in cash. In the third quarter of 2007, the Company recorded a pretax gain on this sale of approximately $200 million. In addition, in the third quarter of 2007, the Company transferred the assets of Wildseed LLC (“Wildseed”), a wholly owned subsidiary of AOL, to a third-party. The Company recorded a pretax charge of approximately $7 million related to this divestiture in the second quarter of 2007 and an impairment charge of approximately $18 million on the long-lived assets of Wildseed in the first quarter of 2007. All amounts related to both Tegic and Wildseed have been reflected as discontinued operations for all periods presented.
Transaction with Liberty
     On May 16, 2007, the Company completed a transaction in which Liberty exchanged 68.5 million shares of Time Warner common stock for the stock of a subsidiary of Time Warner that owned assets including the Atlanta Braves baseball franchise (the “Braves”) and Leisure Arts, Inc. (“Leisure Arts”) (at a fair value of $473 million) and $960 million of cash (collectively, the “Liberty Transaction”). Included in the 68.5 million shares of Time Warner common stock are 4 million shares expected to be delivered to the Company upon the resolution of a working capital adjustment that is expected to be completed in the fourth quarter of 2007. The 4 million shares have been reflected as common stock due from Liberty in the consolidated balance sheet at September 30, 2007. The Company recorded a pretax gain of $71 million on the sale of the Braves, which is net of indemnification obligations valued at $60 million. The Company has agreed to indemnify Liberty for, among other things, increases in the amount due by the Braves under Major League Baseball’s revenue sharing rules from expected amounts for fiscal years 2007 to 2027, to the extent attributable to local broadcast and other contracts in place prior to the Liberty Transaction. The Liberty Transaction was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, the historical deferred tax liabilities of $83 million associated with the Braves were no longer required. In the first quarter of 2007, the Company recorded an impairment charge of $13 million on its investment in Leisure Arts. The results of operations of the Braves and Leisure Arts have been reflected as discontinued operations for all periods presented.
Bookspan
     On April 9, 2007, the Company sold its 50% interest in Bookspan, a joint venture accounted for as an equity method investment that primarily owns and operates book clubs via direct mail and e-commerce, to a subsidiary of Bertelsmann AG (“Bertelsmann”) for a purchase price of $145 million, which resulted in a pretax gain of approximately $100 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Sales of AOL’s European Access Businesses
     On February 28, 2007, the Company completed the sale of AOL’s German access business to Telecom Italia S.p.A. for $850 million in cash, resulting in a net pretax gain of approximately $668 million. In connection with this sale, the Company entered into a separate agreement to provide ongoing web services, including content, e-mail and other online tools and services to Telecom Italia S.p.A. As a result of the historical interdependency of AOL’s European access and audience businesses, the historical cash flows and operations of the access and audience businesses were not clearly distinguishable. Accordingly, AOL’s German access business and its other European access businesses, which were sold in 2006, have not been reflected as discontinued operations in the consolidated financial statements.
Summary of Discontinued Operations
     Discontinued operations for the three and nine months ended September 30, 2007 and 2006 reflect certain businesses sold, which included Tegic and Wildseed and, for the nine months ended September 30, 2007, included the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts and the Braves. Discontinued operations for the three and nine months ended September 30, 2006 also included the operations of the systems transferred to Comcast in connection with the Redemptions and the Exchange and, for the nine months ended September 30, 2006, included the Turner South network (“Turner South”) and Time Warner Book Group (“TWBG”). The financial data for the discontinued operations for the three and nine months ended September 30, 2007 and 2006 is as follows (millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	9/30/07	9/30/06	9/30/07	9/30/06
Total revenues	$10	$222	$133	$973

Pretax income	$194	$173	$225	$602
Income tax benefit (provision)	(8)	802	99	810

Net income	$186	$975	$324	$1,412

Basic net income per common share	$0.06	$0.24	$0.08	$0.33

Average basic common shares	3,673.7	4,048.8	3,756.6	4,258.7

Diluted net income per common share	$0.05	$0.24	$0.08	$0.33

Average diluted common shares	3,714.3	4,084.4	3,803.8	4,296.7

     Included in discontinued operations for the three and nine months ended September 30, 2007 were a pretax gain of approximately $200 million and a related tax provision of approximately $15 million on the sale of Tegic. The tax provision on the sale of Tegic included a tax benefit associated with the use of tax attribute carryforwards, partially offset by a tax charge attributable to the reversal of a deferred tax asset. In addition, discontinued operations for the nine months ended September 30, 2007 included a pretax gain of approximately $71 million and a related tax benefit of approximately $82 million on the sale of the Braves, a pretax gain of approximately $54 million and a related tax benefit of approximately $6 million on the sale of the Parenting Group and most of the Time4 Media magazine titles, an impairment of approximately $18 million on AOL’s long-lived assets associated with Wildseed and an impairment of approximately $13 million on the Company’s investment in Leisure Arts. The tax benefit recognized for the Braves transaction resulted primarily from the reversal of certain deferred tax liabilities in connection with the Liberty Transaction. The Liberty Transaction was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, the historical deferred tax liabilities associated with the Braves were no longer required. The tax benefit recognized for the magazine sale transaction resulted primarily from the recognition of deferred tax assets associated with the sale of the magazine titles. In addition, for the three and nine months ended September 30, 2007,

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively, the Company incurred an additional $1 million and $18 million accrual related to changes in estimates of Warner Music Group indemnification liabilities, and for the nine months ended September 30, 2007, the Company made payments of $26 million related to Warner Music Group indemnification liabilities established in prior years, which are disclosed on the Company’s consolidated statement of cash flows as Investment activities of discontinued operations.
     Included in discontinued operations for the three and nine months ended September 30, 2006 were a pretax gain of approximately $145 million on the systems transferred to Comcast in connection with the Redemptions and the Exchange and a tax benefit of approximately $810 million, comprised of a tax benefit of $817 million on the Redemptions, partially offset by a provision of $7 million on the Exchange. The tax benefit of $817 million resulted primarily from the reversal of historical deferred tax liabilities (included in noncurrent liabilities of discontinued operations) that had existed on systems transferred to Comcast in the TWC Redemption. The TWC Redemption was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, such liabilities were no longer required. However, if the IRS were successful in challenging the tax-free characterization of the TWC Redemption, an additional cash liability on account of taxes of up to an estimated $900 million could become payable by the Company. The results for the nine months ended September 30, 2006 also included a pretax gain of approximately $129 million and a related tax benefit of approximately $21 million on the sale of Turner South and a pretax gain of approximately $194 million and a related tax benefit of approximately $28 million on the sale of TWBG. The tax benefits on the sales of Turner South and TWBG resulted primarily from the release of a valuation allowance associated with tax attribute carryforwards offsetting the gains on these transactions.
4. INVENTORIES AND FILM COSTS
     Inventories and film costs consist of (millions):

	September 30,	December 31,
	2007	2006
		(recast)
Programming costs, less amortization	$3,401	$3,287
DVDs, books, paper and other merchandise	372	347
Film costs — Theatrical:
Released, less amortization	749	682
Completed and not released	301	205
In production	1,234	1,392
Development and pre-production	69	50
Film costs — Television:
Released, less amortization	720	704
Completed and not released	198	158
In production	436	473
Development and pre-production	3	3

Total inventories and film costs(a)	7,483	7,301
Less: current portion of inventory(b)	(1,996)	(1,907)

Total noncurrent inventories and film costs	$5,487	$5,394

(a)
Does not include $2.532 billion and $2.691 billion of net film library costs as of September 30, 2007 and December 31, 2006, respectively, which are included in intangible assets subject to amortization on the consolidated balance sheet.

(b)
Current inventory as of September 30, 2007 and December 31, 2006 is comprised primarily of programming inventory at the Networks segment ($1.619 billion and $1.557 billion, respectively), magazines, paper and other merchandise at the Publishing segment ($124 million and $140 million, respectively), and DVDs and videocassettes at the Filmed Entertainment segment ($253 million and $210 million, respectively).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
     Committed financing capacity and long-term debt consists of (millions):

	Weighted
	Average				Unamortized
	Interest				Discount	2007
	Rate at		2007	Letters	on	Unused	Outstanding Debt
	September 30,		Committed	of	Commercial	Committed	September 30,	December 31,
	2007	Maturities	Capacity	Credit(a)	Paper	Capacity(f)	2007	2006
Cash and equivalents			$1,873	$—	$—	$1,873
Bank credit agreement debt and commercial paper programs(b)	5.70%	2011	16,045	220	18	4,673	$11,134	$12,381
Floating-rate public debt(b)	5.73%	2009	2,000	—	—	—	2,000	2,000
Fixed-rate public debt(b)(c)	6.96%	2008-2037	23,708	—	—	—	23,708	20,285
Other fixed-rate obligations(d)	8.00%	—	287	—	—	—	287	331

Subtotal			43,913	220	18	6,546	37,129	34,997
Debt due within one year(e)			(73)	—	—	—	(73)	(64)

Total			$43,840	$220	$18	$6,546	$37,056	$34,933

(a)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.

(b)
The bank credit agreements, commercial paper programs and public debt of the Company rank pari passu with senior debt of the respective obligors thereon. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 10 years.

(c)
As of September 30, 2007, the Company has classified $766 million of debt due within the next twelve months as long-term in the consolidated balance sheet to reflect management’s intent and ability to refinance the obligation on a long-term basis, through the utilization of the unused committed capacity under the Company’s bank credit agreements, if necessary.

(d)	Includes capital lease obligations.

(e)	Debt due within one year primarily relates to capital lease obligations.

(f)	Includes $3.557 billion of unused committed capacity at TWC.
Cable Debt Securities
     On April 9, 2007, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures (the “Cable Bond Offering”) consisting of $1.5 billion principal amount of 5.40% Notes due 2012 (the “2012 Initial Notes”), $2.0 billion principal amount of 5.85% Notes due 2017 (the “2017 Initial Notes”) and $1.5 billion principal amount of 6.55% Debentures due 2037 (the “2037 Initial Debentures” and, together with the 2012 Initial Notes and the 2017 Initial Notes, the “Cable Initial Debt Securities”) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Cable Initial Debt Securities are guaranteed by TWE and TWNYCH (the “Guarantors”). TWC used a portion of the net proceeds of the Cable Bond Offering to repay all of the outstanding indebtedness under its $4.0 billion three-year term credit facility, which was terminated on April 13, 2007. The balance of the net proceeds was used to repay a portion of the outstanding indebtedness under TWC’s $4.0 billion five-year term credit facility on April 27, 2007, which reduced the amounts outstanding under that facility to $3.045 billion as of such date.
     In connection with the issuance of the Cable Initial Debt Securities, on April 9, 2007, TWC, the Guarantors and the initial purchasers of the Cable Initial Debt Securities entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which TWC agreed, among other things, to use its commercially reasonable efforts to consummate a registered exchange offer for the Cable Initial Debt Securities within 270 days after the issuance date of the Cable Initial Debt Securities or cause a shelf registration statement covering the resale of the Cable Initial Debt Securities to be declared effective within specified periods. On November 5, 2007, pursuant to a registered exchange offer, TWC and the Guarantors exchanged (i) substantially all of the 2012 Initial Notes for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2012 Registered Notes,” and, together with the 2012 Initial Notes, the “2012 Notes”), (ii) all of the 2017 Initial Notes for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2017 Registered Notes,” and, together with the 2017 Initial Notes, the “2017 Notes”), and (iii) substantially all of the 2037 Initial Debentures for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2037 Registered Debentures,” and, together with the 2037 Initial Debentures, the “2037 Debentures”). Collectively, the 2012 Notes, the 2017 Notes and the 2037 Debentures are referred to as the “Cable Debt Securities.”
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Bank Credit Agreements and Commercial Paper Programs
     On January 25, 2007, Time Warner entered into a $7.0 billion unsecured commercial paper program (the “TW Program”) that replaced its previous $5.0 billion unsecured commercial paper program, which was terminated in February 2007 upon repayment of the last amounts issued thereunder. The obligations of Time Warner under the TW Program are guaranteed by TW AOL Holdings Inc. (“TW AOL”) and Historic TW Inc. (“Historic TW”). In addition, the obligations of Historic TW are guaranteed by Turner and Time Warner Companies, Inc. Proceeds from the TW Program may be used for general corporate purposes, including investments, repayment of debt and acquisitions. Commercial paper issued by Time Warner is supported by unused committed capacity under the Company’s $7.0 billion senior unsecured five-year revolving credit facility. As a result of recent market volatility in the U.S. debt markets, including the dislocation of the overall commercial paper market, the Company has decreased the amount of commercial paper outstanding under the TW Program, and has offset this decrease by increasing borrowings outstanding under its $7.0 billion credit facility. As of September 30, 2007, approximately $1.988 billion of commercial paper was outstanding under the TW Program, and there were borrowings of $3.300 billion outstanding under the Company’s $7.0 billion credit facility.
     On December 4, 2006, TWC entered into a $6.0 billion unsecured commercial paper program (the “TWC Program”) that replaced its previous $2.0 billion commercial paper program, which was terminated on February 14, 2007 upon repayment of the last remaining notes issued under that program. The TWC Program is guaranteed by TWNYCH and TWE. Commercial paper issued by TWC under the TWC Program is supported by unused committed capacity under TWC’s $6.0 billion senior unsecured revolving credit facility and ranks pari passu with other unsecured senior indebtedness of TWC, TWE and TWNYCH. TWC has also decreased the amount of commercial paper outstanding under its program as a result of the recent volatility in the U.S. debt markets, and has offset this decrease by increasing borrowings outstanding under its $6.0 billion credit facility. As of September 30, 2007, approximately $1.018 billion of commercial paper was outstanding under the TWC Program, and there were borrowings of $1.800 billion outstanding under TWC’s $6.0 billion credit facility.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. SHAREHOLDERS’ EQUITY
Common Stock Repurchase Program
     In July 2005, Time Warner’s Board of Directors authorized a common stock repurchase program that, as amended over time, allowed the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. As of June 30, 2007, the Company completed its $20 billion common stock repurchase program, and, from the program’s inception through June 30, 2007 the Company repurchased approximately 1.1 billion shares of common stock. All outstanding shares of Series LMCN-V common stock were tendered to the Company in connection with the Liberty Transaction and this stock repurchase program and were retired.
     On July 26, 2007, Time Warner’s Board of Directors authorized a new common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this new stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through September 30, 2007, the Company repurchased approximately 107 million shares of common stock for approximately $2 billion pursuant to trading programs under Rule 10b5-1 of the Exchange Act.
7. EQUITY-BASED COMPENSATION
Time Warner Inc. Equity Plans
     The Company has three active equity plans under which it is authorized to grant options to purchase up to an aggregate of 450 million shares of Time Warner common stock. Options have been granted to employees and non-employee directors of Time Warner with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, the options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain option awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. For the nine months ended September 30, 2007, the Company granted approximately 28 million options at a weighted-average grant date fair value per option of $5.17 ($3.21, net of tax). For the nine months ended September 30, 2006, the Company granted approximately 54 million options at a weighted-average grant date fair value per option of $4.46 ($2.77, net of tax). The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date.

	Nine Months Ended
	9/30/07	9/30/06
Expected volatility	22.1%	22.2%
Expected term to exercise from grant date	5.32 years	5.07 years
Risk-free rate	4.4%	4.6%
Expected dividend yield	1.1%	1.1%
     Time Warner may also grant shares of common stock or restricted stock units (“RSUs”), which generally vest between three to five years from the date of grant, to its employees and its non-employee directors pursuant to these equity plans, including an additional plan limited to non-employee directors. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. For the nine months ended September 30, 2007, the Company granted approximately 8.5 million RSUs at a weighted-average grant date fair value per RSU of $19.99. For the nine months ended September 30, 2006, the Company granted approximately 3.9 million RSUs at a weighted-average grant date fair value per RSU of $17.39.
     Time Warner also has a performance share program for senior level executives. Under this program, recipients of performance share units (“PSUs”) are awarded a target number of PSUs that represent the contingent (unfunded and unsecured) right to receive shares of Company stock at the end of a three-year performance period based on the actual performance level achieved by the Company. Depending on the Company’s total shareholder return relative to the other companies in the S&P 500 Index on the date of the grant, as well as a requirement of continued employment, the recipient

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of a PSU may receive 0% to 200% of the target PSUs granted based on a sliding scale where a relative ranking of less than the 25th percentile will pay 0% and a ranking at the 100th percentile will pay 200% of the target number of shares. PSU holders do not receive payments or accruals of dividends or dividend equivalents for regular cash dividends paid by the Company while the PSU is outstanding. Participants who are terminated by the Company other than for cause or who terminate their own employment for good reason or due to retirement or disability are generally entitled to a pro rata portion of the PSUs that would otherwise vest at the end of the performance period. For accounting purposes, the PSU is considered to have a market condition. The effect of a market condition is reflected in the grant date fair value of the award and, thus, compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The fair value of a PSU is estimated by using a Monte Carlo analysis to estimate the total return ranking of Time Warner among the S&P 500 Index companies on the date of the grant over the performance period. For the nine months ended September 30, 2007, the Company granted approximately 1.1 million target PSUs at a weighted-average grant date fair value per PSU of $19.47. There were no PSUs granted in 2006.
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
     For the nine months ended September 30, 2007, TWC granted approximately 2.9 million options to employees under the TWC 2006 Plan at a weighted-average grant date fair value per option of $13.33 ($8.26, net of tax). The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value TWC stock options at their grant date.

Nine Months Ended
9/30/07
Expected volatility	24.1%
Expected term to exercise from grant date	6.59 years
Risk-free rate	4.7%
Expected dividend yield	0%
     Under the TWC 2006 Plan, TWC also granted RSUs, which generally vest over a four-year period from the date of grant. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. Shares of TWC Class A common stock will generally be issued in connection with the vesting of an RSU. RSUs awarded to non-employee directors are not subject to vesting restrictions and the shares underlying the RSUs will be issued in connection with a director’s termination of service as a director. For the nine months ended September 30, 2007, TWC granted approximately 2.1 million RSUs at a weighted-average grant date fair value per RSU of $37.07.
     Since April 2007, grants of equity awards to TWC employees have been and will continue to be made by TWC under TWC’s equity plans.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Equity-Based Compensation Expense
     Compensation expense recognized for equity-based compensation plans, including the TWC 2006 Plan beginning in the second quarter of 2007, for the three and nine months ended September 30, 2007 and 2006 is as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/07	9/30/06	9/30/07	9/30/06
Stock options	$33	$40	$125	$161
Restricted stock, restricted stock units and performance share units	24	11	105	51

Total impact on Operating Income	$57	$51	$230	$212

Tax benefit recognized	$21	$19	$84	$79
8. BENEFIT PLANS
     Time Warner and certain of its subsidiaries have both funded and unfunded noncontributory defined benefit pension plans covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans covering international employees. Pension benefits are determined based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Time Warner uses a December 31 measurement date for the majority of its plans. A summary of the components of the net periodic benefit cost from continuing operations recognized by substantially all of Time Warner’s domestic and international defined benefit pension plans for the three and nine months ended September 30, 2007 and 2006 is as follows (millions):
Components of Net Periodic Benefit Costs(a)

	Domestic		International		Domestic		International
	Three Months Ended				Nine Months Ended
	9/30/07	9/30/06	9/30/07	9/30/06	9/30/07	9/30/06	9/30/07	9/30/06
		(recast)				(recast)
Service cost	$39	$36	$6	$6	$114	$110	$17	$18
Interest cost	50	45	10	9	150	137	32	27
Expected return on plan assets	(64)	(56)	(16)	(12)	(193)	(169)	(47)	(37)
Amounts amortized	8	19	1	2	25	57	3	6

Net periodic benefit costs	$33	$44	$1	$5	$96	$135	$5	$14

Contributions	$4	$5	$5	$—	$13	$15	$15	$4

(a)
On August 1, 2007, the former employees of Adelphia and Comcast who became employees of TWC became eligible to participate in the TWC pension plans, which resulted in a new measurement of those plans as of that date. The impact of the new measurement on these plans as of August 1, 2007 will result in an increase in pension expense of $4 million over the last five months of 2007.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. MERGER, RESTRUCTURING AND SHUTDOWN COSTS
     In accordance with GAAP, Time Warner generally treats merger costs relating to business acquisitions as additional purchase price paid. However, certain merger costs do not meet the criteria for capitalization and are expensed as incurred as they either relate to the operations of the acquirer or otherwise do not qualify as a liability or cost assumed in an acquisition. In addition, the Company has incurred restructuring and shutdown costs unrelated to business acquisitions which are expensed as incurred.
Merger Costs Capitalized as a Cost of Acquisition
     During 2006, the Company acquired the remaining 50% interest in Courtroom Television Network LLC (“Court TV”) that it did not already own from Liberty. In connection with the 2006 acquisition of the additional Court TV interest, the Company incurred approximately $58 million in capitalizable merger costs (of which $6 million was incurred for the nine months ended September 30, 2007, as other exit costs were higher than originally estimated (the $6 million includes a $1 million reversal for the three months ended September 30, 2007 which resulted in a corresponding decrease in goodwill)). These costs included approximately $36 million related to employee termination costs and approximately $22 million for various exit costs, including lease terminations. Employee termination costs ranged from senior executive to line personnel. Payments of $41 million ($34 million were paid in 2006) have been made against this accrual as of September 30, 2007 ($1 million and $7 million was paid against this liability for the three and nine months ended September 30, 2007, respectively, and, of the $34 million paid in 2006, $15 million and $26 million were paid for the three and nine months ended September 30, 2006, respectively).
     As of September 30, 2007, there was also a remaining liability of approximately $22 million related to the AOL-Historic TW merger.
     As of September 30, 2007, out of the remaining liability of $39 million for all capitalized merger costs, $6 million was classified as a current liability, with the remaining $33 million classified as a long-term liability in the consolidated balance sheet. Amounts relating to these liabilities are expected to be paid through 2014.
Merger, Restructuring and Shutdown Costs Expensed as Incurred
     Merger, restructuring and shutdown costs that were expensed as incurred for the three and nine months ended September 30, 2007 and 2006 are as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/07	9/30/06	9/30/07	9/30/06
Adelphia/Comcast Transactions merger-related costs	$3	$18	$10	$29
2007 restructuring costs	11	—	99	—
Changes in estimates for 2006 and prior restructuring and shutdown costs	(2)	55	4	176

Merger, restructuring and shutdown costs expensed as incurred	$12	$73	$113	$205

     Merger, restructuring and shutdown costs expensed as incurred by segment for the three and nine months ended September 30, 2007 and 2006 are as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/07	9/30/06	9/30/07	9/30/06
AOL	$—	$27	$27	$43
Cable	4	22	20	43
Filmed Entertainment	—	1	—	5
Networks	4	38	20	119
Publishing	4	3	46	37
Corporate	—	—	—	5
Eliminations	—	(18)	—	(47)

Merger, restructuring and shutdown costs by segment	$12	$73	$113	$205

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Adelphia/Comcast Transactions Merger-Related Costs
     Through the end of 2006, the Company incurred non-capitalizable merger-related costs at the Cable segment related to the Adelphia/Comcast Transactions of $46 million. These expenses primarily relate to consulting fees concerning integration planning as well as employee terminations. For the three and nine months ended September 30, 2007, the Company incurred an additional $3 million and $10 million, respectively, in non-capitalizable merger-related costs. Of the $46 million incurred through the end of 2006, $18 million and $29 million were incurred during the three and nine months ended September 30, 2006, respectively (see Note 2).
2007 Restructuring Costs
     The Company incurred restructuring costs of approximately $11 million and $99 million for the three and nine months ended September 30, 2007, respectively, primarily related to various employee terminations and other exit activities, including $2 million and $23 million for the three and nine months ended September 30, 2007, respectively, at the AOL segment, $1 million and $10 million for the three and nine months ended September 30, 2007, respectively, at the Cable segment and $4 million and $46 million for the three and nine months ended September 30, 2007, respectively, at the Publishing segment, which includes $9 million of shutdown costs related to the shutdown of LIFE magazine. Employee termination costs occurred across each of the segments and ranged from senior executive to line personnel. Restructuring costs also included $4 million and $20 million, respectively, for the three and nine months ended September 30, 2007 at the Networks segment for restructuring charges and severance related to recent senior management changes at HBO.
Changes in Estimates for 2006 and Prior Restructuring and Shutdown Costs
     During the years ended 2006, 2005 and 2004, the Company incurred restructuring and shutdown costs related to various employee and contractual terminations totaling $521 million. In connection with the 2006 and prior restructuring and shutdown costs, employee termination costs occurred across each of the segments and ranged from senior executives to line personnel. For the three and nine months ended September 30, 2007, the Company incurred a $2 million reduction and a $4 million charge, respectively, at the AOL segment as a result of changes in estimates of previously established restructuring accruals. For the three and nine months ended September 30, 2006, the Company incurred restructuring costs of $55 million and $176 million, respectively. The 2006 initiatives primarily related to various employee terminations totaling approximately $34 million and $98 million, respectively, for the three and nine months ended September 30, 2006, including $27 million and $42 million, respectively, at the AOL segment for the three and nine months ended September 30, 2006, $4 million and $14 million, respectively, at the Cable segment for the three and nine months ended September 30, 2006, $3 million and $37 million, respectively, at the Publishing segment for the three and nine months ended September 30, 2006 and $5 million at the Corporate segment for the nine months ended September 30, 2006. In addition, for the three and nine months ended September 30, 2006, the Company incurred $1 million and $6 million, respectively, of additional restructuring charges ($1 million and $5 million, respectively, at the Filmed Entertainment segment and $1 million for the nine months ended September 30, 2006 at the AOL segment) as a result of changes in estimates of previously established restructuring accruals.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Selected Information
     Selected information relating to the Adelphia/Comcast Transactions Merger-Related Costs, 2007 Restructuring Costs, 2006 and Prior Restructuring and Shutdown Costs is as follows (millions):

	Employee	Other
	Terminations	Exit Costs	Total
Remaining liability as of December 31, 2006	$162	$52	$214
Net accruals	91	22	113
Cash paid(a)	(166)	(41)	(207)

Remaining liability as of September 30, 2007	$87	$33	$120

(a)
Of the $207 million paid in 2007, $30 million was paid during the three months ended September 30, 2007. Of this $30 million, $3 million relates to Adelphia/Comcast Transactions Merger-Related Costs, $13 million relates to 2007 Restructuring Costs and $14 million relates to 2006 and Prior Restructuring Costs and Shutdown Costs.

     As of September 30, 2007, out of the remaining liability of $120 million, $68 million was classified as a current liability, with the remaining $52 million classified as a long-term liability in the consolidated balance sheet. Amounts are expected to be paid through 2013.
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

	Three Months Ended September 30, 2007
	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$635	$540	$—	$44	$1,219
Cable	3,780	221	—	—	4,001
Filmed Entertainment	8	12	3,100	58	3,178
Networks	1,566	709	270	10	2,555
Publishing	385	636	13	165	1,199
Intersegment elimination	(204)	(23)	(242)	(7)	(476)

Total revenues	$6,170	$2,095	$3,141	$270	$11,676

	Three Months Ended September 30, 2006
	Subscription	Advertising	Content	Other	Total
	(recast, millions)
Revenues
AOL	$1,455	$479	$—	$30	$1,964
Cable	3,031	178	—	—	3,209
Filmed Entertainment	—	10	2,311	69	2,390
Networks	1,460	731	204	14	2,409
Publishing	393	635	14	153	1,195
Intersegment elimination	(203)	(30)	(180)	(4)	(417)

Total revenues	$6,136	$2,003	$2,349	$262	$10,750

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2007
	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$2,199	$1,611	$—	$120	$3,930
Cable	11,230	636	—	—	11,866
Filmed Entertainment	22	30	7,942	180	8,174
Networks	4,672	2,181	682	31	7,566
Publishing	1,124	1,904	39	433	3,500
Intersegment elimination	(609)	(67)	(500)	(20)	(1,196)

Total revenues	$18,638	$6,295	$8,163	$744	$33,840

	Nine Months Ended September 30, 2006
	Subscription	Advertising	Content	Other	Total
	(recast, millions)
Revenues
AOL	$4,539	$1,320	$—	$89	$5,948
Cable	7,696	420	—	—	8,116
Filmed Entertainment	—	11	7,316	205	7,532
Networks	4,412	2,389	604	39	7,444
Publishing	1,139	1,881	35	455	3,510
Intersegment elimination	(488)	(96)	(591)	(26)	(1,201)

Total revenues	$17,298	$5,925	$7,364	$762	$31,349

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

	Three Months Ended		Nine Months Ended
	9/30/07	9/30/06	9/30/07	9/30/06
		(recast)		(recast)
	(millions)		(millions)
Intersegment Revenues(a)
AOL	$5	$12	$16	$39
Cable	2	7	10	21
Filmed Entertainment(b)	230	174	469	567
Networks(c)	233	215	681	536
Publishing	6	9	20	38

Total intersegment revenues	$476	$417	$1,196	$1,201

(a)
Intersegment revenues include intercompany Advertising revenues of $23 million and $30 million for the three months ended September 30, 2007 and 2006, respectively, and $67 million and $96 million for the nine months ended September 30, 2007 and 2006, respectively.

(b)	Intersegment revenues at the Filmed Entertainment segment include sales to The WB Network through its shutdown on September 17, 2006.

(c)	Intersegment revenues at the Networks segment include the impact of the systems acquired in the Adelphia/Comcast Transactions and the consolidation of the Kansas City Pool.

	Three Months Ended		Nine Months Ended
	9/30/07	9/30/06	9/30/07	9/30/06
		(recast)		(recast)
	(millions)		(millions)
Operating Income (Loss) before Depreciation and Amortization
AOL(a)	$425	$554	$2,120	$1,477
Cable	1,428	1,119	4,179	2,920
Filmed Entertainment	359	210	865	896
Networks(b)	830	585	2,479	2,148
Publishing(c)	304	265	690	651
Corporate(d)	(89)	(126)	(450)	(378)
Intersegment elimination	(17)	(14)	(3)	8

Total Operating Income (Loss) before Depreciation and Amortization	$3,240	$2,593	$9,880	$7,722

(a)
For the three and nine months ended September 30, 2007, includes a $2 million reduction and a net pretax gain of approximately $668 million on the sale of AOL’s German access business and, for the nine months ended September 30, 2007, includes a net $1 million reduction to the gain on the sale of AOL’s U.K. access business. For the three and nine months ended September 30, 2007, also includes noncash asset impairment charges of $1 million and $2 million, respectively. For the nine months ended September 30, 2006, includes a $2 million gain related to the 2004 sale of Netscape Security Solutions (“NSS”).

(b)
For the nine months ended September 30, 2007, includes a $34 million noncash charge related to the impairment of the Court TV tradename as a result of rebranding the Court TV network name to truTV, effective January 1, 2008. For the three and nine months ended September 30, 2006, includes a $200 million noncash goodwill impairment charge related to The WB Network.

(c)	For the three and nine months ended September 30, 2007, includes a $6 million gain on the sale of four non-strategic magazine titles.

(d)
For the three and nine months ended September 30, 2007, includes $2 million and $16 million, respectively, in net expenses related to securities litigation and government investigations. For the nine months ended September 30, 2007, includes $153 million in legal reserves related to securities litigation. For the nine months ended September 30, 2006, includes $50 million in legal reserves related to securities litigation. For the three and nine months ended September 30, 2006, includes $29 million and $40 million, respectively, in net expenses related to securities litigation and government investigations. For the nine months ended September 30, 2006, also includes a $20 million gain on the sale of two aircraft.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	9/30/07	9/30/06	9/30/07	9/30/06
		(recast)		(recast)
	(millions)		(millions)
Depreciation of Property, Plant and Equipment
AOL	$(103)	$(129)	$(312)	$(382)
Cable	(683)	(513)	(2,001)	(1,281)
Filmed Entertainment	(37)	(35)	(112)	(103)
Networks	(75)	(68)	(222)	(203)
Publishing	(35)	(26)	(92)	(82)
Corporate	(10)	(12)	(33)	(34)

Total depreciation of property, plant and equipment	$(943)	$(783)	$(2,772)	$(2,085)

	Three Months Ended		Nine Months Ended
	9/30/07	9/30/06	9/30/07	9/30/06
		(recast)		(recast)
	(millions)		(millions)
Amortization of Intangible Assets
AOL	$(27)	$(35)	$(69)	$(111)
Cable	(64)	(56)	(207)	(93)
Filmed Entertainment	(54)	(55)	(161)	(164)
Networks	(4)	—	(12)	(5)
Publishing	(18)	(17)	(53)	(46)

Total amortization of intangible assets	$(167)	$(163)	$(502)	$(419)

	Three Months Ended		Nine Months Ended
	9/30/07	9/30/06	9/30/07	9/30/06
		(recast)		(recast)
	(millions)		(millions)
Operating Income (Loss)
AOL(a)	$295	$390	$1,739	$984
Cable	681	550	1,971	1,546
Filmed Entertainment	268	120	592	629
Networks(b)	751	517	2,245	1,940
Publishing(c)	251	222	545	523
Corporate(d)	(99)	(138)	(483)	(412)
Intersegment elimination	(17)	(14)	(3)	8

Total operating income (loss)	$2,130	$1,647	$6,606	$5,218

(a)
For the three and nine months ended September 30, 2007, includes a $2 million reduction and a net pretax gain of approximately $668 million on the sale of AOL’s German access business and, for the nine months ended September 30, 2007, includes a net $1 million reduction to the gain on the sale of AOL’s U.K. access business. For the three and nine months ended September 30, 2007, also includes noncash asset impairment charges of $1 million and $2 million, respectively. For the nine months ended September 30, 2006, includes a $2 million gain related to the 2004 sale of NSS.

(b)
For the nine months ended September 30, 2007, includes a $34 million noncash charge related to the impairment of the Court TV tradename as a result of rebranding the Court TV network name to truTV, effective January 1, 2008. For the three and nine months ended September 30, 2006, includes a $200 million noncash goodwill impairment charge related to The WB Network.

(c)	For the three and nine months ended September 30, 2007, includes a $6 million gain on the sale of four non-strategic magazine titles.

(d)
For the three and nine months ended September 30, 2007, includes $2 million and $16 million, respectively, in net expenses related to securities litigation and government investigations. For the nine months ended September 30, 2007, includes $153 million in legal reserves related to securities litigation. For the nine months ended September 30, 2006, includes $50 million in legal reserves related to securities litigation. For the three and nine months ended September 30, 2006, includes $29 million and $40 million, respectively, in net expenses related to securities litigation and government investigations. For the nine months ended September 30, 2006, also includes a $20 million gain on the sale of two aircraft.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of total assets by operating segment is set forth below:

	September 30,	December 31,
	2007	2006
	(millions)
Assets
AOL	$5,434	$5,762
Cable	56,592	55,736
Filmed Entertainment	17,735	18,354
Networks	34,825	34,952
Publishing	14,577	14,900
Corporate	2,144	1,965

Total assets	$131,307	$131,669

11. COMMITMENTS AND CONTINGENCIES
Contingencies
Securities Matters
Consolidated Securities Class Action
     During the Summer and Fall of 2002, 30 shareholder class action lawsuits were filed in various U.S. District Courts naming as defendants the Company, certain current and former executives of the Company and, in several instances, AOL. The complaints purported to be made on behalf of certain shareholders of the Company and alleged that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claimed that the Company failed to disclose AOL’s declining advertising revenues and that the Company and AOL inappropriately inflated advertising revenues in a series of transactions. Certain of the lawsuits also alleged that certain of the individual defendants and other insiders at the Company improperly sold their personal holdings of Time Warner stock, that the Company failed to disclose that the January 2001 merger of America Online, Inc. (now AOL LLC) and Time Warner Inc., now known as Historic TW (the “Merger” or the “AOL-Historic TW Merger”), was not generating the synergies anticipated at the time of the announcement of the merger and, further, that the Company inappropriately delayed writing down more than $50 billion of goodwill. The lawsuits sought an unspecified amount in compensatory damages. All of these lawsuits were centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pre-trial proceedings (along with the federal derivative lawsuits and certain lawsuits brought under ERISA described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation.
     The Minnesota State Board of Investment (“MSBI”) was designated lead plaintiff for the consolidated securities actions and filed a consolidated amended complaint on April 15, 2003, adding additional defendants including additional officers and directors of the Company, Morgan Stanley & Co., Salomon Smith Barney Inc., Citigroup Inc., Banc of America Securities LLC and JP Morgan Chase & Co. Plaintiffs also added additional allegations, including that the Company made material misrepresentations in its registration statements and joint proxy statement-prospectus related to the AOL-Historic TW Merger and in its registration statements pursuant to which debt securities were issued in April 2001 and April 2002, allegedly in violation of Section 11 and Section 12 of the Securities Act of 1933. On May 5, 2004, the district court granted in part the defendants’ motion to dismiss the consolidated amended complaint. The court dismissed all claims with respect to the registration statements pursuant to which debt securities were issued in April 2001 and April 2002 and certain other claims against other defendants, but otherwise allowed the remaining claims against the Company and certain other defendants to proceed. On August 11, 2004, the court granted MSBI’s motion to file a second amended complaint. On July 30, 2004, defendants filed a motion for summary judgment on the basis that plaintiffs could not establish loss causation for any of their claims, and thus plaintiffs did not have any recoverable damages. On April 8, 2005, MSBI moved for leave to file a third amended complaint to add certain new factual allegations and four additional individual defendants.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In July 2005, the Company reached an agreement in principle with MSBI for the settlement of the consolidated securities actions. The settlement is reflected in a written agreement between the lead plaintiff and the Company. On September 30, 2005, the court issued an order granting preliminary approval of the settlement and certified the settlement class. The court issued an order dated April 6, 2006 granting final approval of the settlement, and the time to appeal that decision has expired. In connection with reaching the agreement in principle on the securities class action, the Company established a reserve of $3 billion during the second quarter of 2005 reflecting the MSBI settlement and other pending related shareholder and ERISA litigation. Pursuant to the MSBI settlement, in October 2005, Time Warner paid $2.4 billion into a settlement fund (the “MSBI Settlement Fund”) for the members of the class represented in the action, and Ernst & Young LLP paid $100 million. In connection with the settlement, the $150 million previously paid by Time Warner into a fund in connection with the settlement of the investigation by the DOJ was transferred to the MSBI Settlement Fund. In addition, the $300 million the Company previously paid in connection with the settlement of its SEC investigation will be distributed to investors through the MSBI settlement process pursuant to an order issued by the U.S. District Court for the District of Columbia on July 11, 2006. On October 27, 2006, the court awarded to plaintiffs’ counsel fees in the amount of $147.5 million and reimbursement for expenses in the amount of $3.4 million, plus interest accrued on such amounts since October 7, 2005, the date the Company paid $2.4 billion into the MSBI Settlement Fund; these amounts are to be paid from the MSBI Settlement Fund. On May 2, 2007, the court entered an order directing an initial distribution of these funds. Administration of the MSBI settlement is ongoing. Settlements also have been reached in substantially all of the additional related cases, including the ERISA and derivative actions, as described below.
Other Related Securities Litigation Matters
     During the Fall of 2002 and Winter of 2003, three putative class action lawsuits were filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the Time Warner Savings Plan, the Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits named as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits alleged that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. The complaints sought unspecified damages and unspecified equitable relief. The ERISA actions were consolidated as part of the In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including TWE, certain current and former officers, directors and employees of the Company and Fidelity Management Trust Company. On March 9, 2005, the court granted in part and denied in part the Company’s motion to dismiss the consolidated ERISA complaint. The court dismissed two individual defendants and TWE for all purposes, dismissed other individuals with respect to claims plaintiffs had asserted involving the TWC Savings Plan, and dismissed all individuals who were named in a claim asserting that their stock sales had constituted a breach of fiduciary duty to the Plans. The parties reached an agreement to resolve this matter in 2006. The aggregate amount for which the Company settled this lawsuit as well as the related lawsuits is described below. The court granted preliminary approval of the settlement in an opinion dated May 1, 2006 and final approval in an opinion dated September 27, 2006. On October 25, 2006, one of the objectors to this settlement filed a notice of appeal of this decision; pursuant to a settlement agreement between the parties in a related securities matter, that objector subsequently withdrew his notice of appeal, and the time to appeal has expired. On October 26, 2007, the court issued an order approving certain attorneys’ fees and expenses requested by plaintiffs’ counsel, as well as approving certain incentive awards to the lead plaintiffs. The time to appeal this decision has not yet expired.
     During the Summer and Fall of 2002, 11 shareholder derivative lawsuits were filed naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. Three were filed in New York State Supreme Court for the County of New York, four were filed in the U.S. District Court for the Southern District of New York and four were filed in the Court of Chancery of the State of Delaware for New Castle County. The complaints alleged that defendants breached their fiduciary duties by causing the Company to issue corporate statements that did not accurately represent that AOL had declining advertising revenues and by failing to conduct adequate due diligence in connection with the AOL-Historic TW Merger, that the AOL-Historic TW Merger was not generating the synergies anticipated at the time of the announcement of the merger, and that the Company inappropriately delayed writing down more than $50 billion of goodwill, thereby exposing the Company to potential liability for alleged violations of federal securities laws. The lawsuits further alleged that certain of the defendants improperly sold their personal holdings of Time Warner securities. The lawsuits requested that (i) all proceeds from defendants’ sales of Time Warner common stock, (ii)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
all expenses incurred by the Company as a result of the defense of the shareholder class actions discussed above, and (iii) any improper salaries or payments be returned to the Company. The four lawsuits filed in the Court of Chancery for the State of Delaware for New Castle County were consolidated under the caption, In re AOL Time Warner Inc. Derivative Litigation. A consolidated complaint was filed on March 7, 2003 in that action, and on June 9, 2003, the Company filed a notice of motion to dismiss the consolidated complaint. On May 2, 2003, the three lawsuits filed in New York State Supreme Court for the County of New York were dismissed on forum non conveniens grounds, and plaintiffs’ time to appeal has expired. The four lawsuits pending in the U.S. District Court for the Southern District of New York were centralized for coordinated or consolidated pre-trial proceedings with the securities and ERISA lawsuits described above under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. On October 6, 2004, plaintiffs filed an amended consolidated complaint in three of these four cases. On April 20, 2006, plaintiffs in the four lawsuits filed in the Court of Chancery of the State of Delaware for New Castle County filed a new complaint in the U.S. District Court for the Southern District of New York. The parties to all of these actions subsequently reached an agreement to resolve all remaining matters in 2006, and the federal district court in New York granted preliminary approval of the settlement in an opinion dated May 10, 2006. A final approval hearing was held on June 28, 2006, and the court granted final approval of the settlement in an opinion dated September 6, 2006. The time to appeal that decision has expired. The court has yet to rule on plaintiffs’ petition for attorneys’ fees and expenses.
     During the Summer and Fall of 2002, several lawsuits brought by individual shareholders were filed in various federal jurisdictions, and in late 2005 and early 2006, numerous additional shareholders determined to “opt-out” of the settlement reached in the consolidated federal securities class action described above, and thereafter many filed federal lawsuits. All of these matters have now been settled. The aggregate amount for which the Company has settled these lawsuits as well as related lawsuits is described below.
     On November 11, 2002, Staro Asset Management, LLC filed a putative class action complaint in the U.S. District Court for the Southern District of New York on behalf of certain purchasers of Reliant 2.0% Zero-Premium Exchangeable Subordinated Notes for alleged violations of the federal securities laws. Plaintiff is a purchaser of subordinated notes, the price of which was purportedly tied to the market value of Time Warner stock. Plaintiff alleges that the Company made misstatements and/or omissions of material fact that artificially inflated the value of Time Warner stock and directly affected the price of the notes. Plaintiff seeks compensatory damages and/or rescission. This lawsuit has been consolidated for coordinated pretrial proceedings under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation described above. On September 27, 2007, the Company filed a motion to dismiss this action based on plaintiff’s failure to take any action to prosecute the case for nearly four years. The Company intends to defend against this lawsuit vigorously.
     On November 15, 2002, the California State Teachers’ Retirement System filed an amended consolidated complaint in the U.S. District Court for the Central District of California on behalf of a putative class of purchasers of stock in Homestore.com, Inc. (“Homestore”). Plaintiff alleged that Homestore engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and two former employees of its AOL division were named as defendants in the amended consolidated complaint because of their alleged participation in the scheme through certain advertising transactions entered into with Homestore. Motions to dismiss filed by the Company and the two former employees were granted on March 7, 2003, and a final judgment of dismissal was entered on March 8, 2004. On April 7, 2004, plaintiff filed a notice of appeal in the Ninth Circuit Court of Appeals. The Ninth Circuit heard oral argument on this appeal on February 6, 2006 and issued an opinion on June 30, 2006 affirming the lower court’s decision and remanding the case to the district court for further proceedings. On September 28, 2006, plaintiff filed a motion for leave to amend the complaint, and on December 18, 2006, the court held a hearing and denied plaintiff’s motion. In addition, on October 20, 2006, the Company joined its co-defendants in filing a petition for certiorari with the Supreme Court of the United States, seeking reconsideration of the Ninth Circuit’s decision. In December 2006, the Company reached an agreement with plaintiff to settle its claims against the Company and its former employees. The aggregate amount for which the Company has agreed to settle this as well as related lawsuits is described below. The court issued preliminary approval of this settlement on August 6, 2007. The settlement agreement remains subject to final approval by the district court. There can be no assurance that the settlement will receive final court approval.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     During the fourth quarter of 2006, the Company established an additional reserve of $600 million related to its remaining securities litigation matters described above, bringing the reserve for unresolved claims to approximately $620 million at December 31, 2006. The prior reserve aggregating $3.0 billion established in the second quarter of 2005 had been substantially utilized as a result of the settlements resolving many of the other shareholder lawsuits that had been pending against the Company, including settlements entered into during the fourth quarter of 2006. During the first and second quarters of 2007, the Company reached agreements to settle substantially all of the remaining securities litigation claims, a substantial portion of which had been reserved for at December 31, 2006. For the nine months ended September 30, 2007, the Company recorded charges of approximately $153 million for these settlements. At September 30, 2007, the Company’s remaining reserve related to these matters is approximately $10 million, including approximately $8 million that has been reserved for an expected attorneys’ fee award related to a previously settled matter. The Company believes the potential exposure in the securities litigation matters that remain pending at September 30, 2007 to be de minimis.
Other Matters
     Warner Bros. (South) Inc. (“WBS”), a wholly owned subsidiary of the Company, is litigating numerous tax cases in Brazil. WBS currently is the theatrical distribution licensee for Warner Bros. Entertainment Nederlands (“Warner Bros. Nederlands”) in Brazil and acts as a service provider to the Warner Bros. Nederlands home video licensee. All of the ongoing tax litigation involves WBS’ distribution activities prior to January 2004, when WBS conducted both theatrical and home video distribution. Much of the tax litigation stems from WBS’ position that in distributing videos to rental retailers, it was conducting a distribution service, subject to a municipal service tax, and not the “industrialization” or sale of videos, subject to Brazilian federal and state VAT-like taxes. Both the federal tax authorities and the State of Sao Paulo, where WBS is based, have challenged this position. In June 2007, WBS received an adverse ruling in a case pending before the Superior Court concerning sales tax allegedly owed on assignments of films to video rental stores. WBS requested reconsideration of this decision. In September 2007, WBS elected to participate in a government-sponsored amnesty program, which resolved ten of the state tax matters, including the foregoing Superior Court case, for a payment of approximately $20 million (based on the real/U.S. dollar exchange rate on the date the payment was made).  The payment made was consistent with the reserve previously established for these matters. In some additional tax cases, WBS, often together with other film distributors, is challenging the imposition of taxes on royalties remitted outside of Brazil and the constitutionality of certain taxes. The Company intends to defend against the various remaining tax cases vigorously, but is unable to predict the outcome of these suits.
     On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics and failure to accord credit to Siegel. The Company answered the complaint and filed counterclaims on November 11, 2004, to which plaintiffs replied on January 7, 2005. On April 30, 2007, the Company filed motions for partial summary judgment on various issues, including the unavailability of accounting for pre-termination and foreign works. The case is scheduled for trial starting in January 2008. The Company intends to defend against this lawsuit vigorously, but is unable to predict its outcome.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     On August 1, 2005, Thomas Dreiling filed a derivative suit in the U.S. District Court for the Western District of Washington against AOL and Infospace Inc. as nominal defendant. The complaint, brought in the name of Infospace by one of its shareholders, asserts violations of Section 16(b) of the Exchange Act. Plaintiff alleges that certain AOL executives and the founder of Infospace, Naveen Jain, entered into an agreement to manipulate Infospace’s stock price through the exercise of warrants that AOL had received in connection with a commercial agreement with Infospace. Because of this alleged agreement, plaintiff asserts that AOL and Mr. Jain constituted a “group” that held more than 10% of Infospace’s stock and, as a result, AOL violated the short-swing trading prohibition of Section 16(b) in connection with sales of shares received from the exercise of those warrants. The complaint seeks disgorgement of profits, interest and attorneys fees. On September 26, 2005, AOL filed a motion to dismiss the complaint for failure to state a claim, which was denied by the court on December 5, 2005. On October 11, 2007, the parties filed cross-motions for summary judgment. The case is

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
scheduled for trial starting in January of 2008. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate the range of possible loss.
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
     On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nation-wide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the court granted preliminary approval of a class settlement arrangement on terms that were not material to the Company. A final settlement approval hearing was held on May 19, 2006 and, on January 26, 2007, the court denied approval of the settlement. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit.
     On October 20, 2005, a group of syndicate participants, including BNZ Investments Limited, filed three related actions in the High Court of New Zealand, Auckland Registry, against New Line Cinema Corporation, a wholly owned subsidiary of the Company, and its subsidiary, New Line Productions Inc. (collectively, “New Line”). The complaints allege breach of contract, breach of duties of good faith and fair dealing, and other common law and statutory claims under California and New Zealand law. Plaintiffs contend, among other things, they have not received proceeds from certain financing transactions they entered into with New Line relating to three motion pictures: The Lord of the Rings: The Fellowship of the Ring; The Lord of the Rings: The Two Towers; and The Lord of the Rings: The Return of the King (collectively, “the Trilogy”). The parties to these actions have agreed that all claims will be heard before a single arbitrator, who has been selected, before the International Court for Arbitration, and the proceedings before the High Court of New Zealand have been dismissed without prejudice. The arbitration is scheduled to begin in September 2008. The Company intends to defend against these proceedings vigorously, but is unable to predict the outcome of the proceedings.
     Other matters relating to the Trilogy are also pending. On February 28, 2005, Wingnut Films, Ltd. filed a case against New Line Cinema Corporation, and Katja Motion Pictures Corp. and New Line Productions, Inc., both of which are wholly owned subsidiaries of New Line Cinema Corporation, as well as other unnamed defendants, in the U.S. District Court for the Central District of California. The complaint alleges that New Line Cinema Corporation failed to make full payment to plaintiff with respect to its participation in Adjusted Gross Receipts (as defined in the parties’ contract). A trial in this matter has been scheduled for January 2008. Claims have also been made by other profit participants relating to the Trilogy, including the Estate of J.R.R. Tolkien. The Company intends to defend against these matters vigorously, but is unable to predict the outcome of the proceedings.
     On December 22, 2006, AOL Europe Services SARL (“AOL Luxembourg”), a wholly owned subsidiary of AOL organized under the laws of Luxembourg, received an assessment from the French tax authorities, which assessment, together with accrued interest, equaled €35 million as of September 30, 2007 (approximately $51 million based on the exchange rate as of such date) for value added tax (“VAT”) due in France related to subscription revenues from French subscribers earned from July 1, 2003 through December 31, 2003. The French tax authorities assert that these revenues are subject to French VAT, instead of Luxembourg VAT, as originally reported and paid by AOL Luxembourg. The Company intends to defend against this assessment vigorously and is currently appealing this assessment at the audit level, but is unable to predict the outcome of the proceedings. AOL Luxembourg also could receive similar assessments from the French tax authorities in the future for subscription revenues earned in 2004 through 2006. If AOL Luxembourg were to receive such additional assessments and were to be unsuccessful on appeal of such assessments and the current assessment, the Company believes AOL

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Luxembourg’s total net exposure related to subscription revenues from French subscribers earned from July 1, 2003 through October 31, 2006, including interest accrued through September 30, 2007, could equal up to €78 million (approximately $112 million based on the exchange rate as of such date).
     On August 30, 2007, eight years after the case was initially filed, the Supreme Court of the Republic of Indonesia overturned the rulings of two lower courts and issued a judgment against Time Inc. Asia and six journalists in the matter of H.M. Suharto v. Time Inc. Asia et al. The underlying libel lawsuit was filed in July 1999 by the former dictator of Indonesia following the publication of TIME magazine’s May 24, 1999 cover story “Suharto Inc.” Following a trial in the Spring of 2000, a three-judge panel of an Indonesian court found in favor of Time Inc. and the journalists, and that decision was affirmed by an intermediate appellate court in March 2001. The court’s August 30, 2007 decision reversed those prior determinations and ordered defendants to, among other things, apologize for certain aspects of the May 1999 article and pay Mr. Suharto damages in the amount of one trillion rupiah (approximately $110 million based on the exchange rate as of September 30, 2007). The Company continues to defend this matter vigorously and intends to challenge the judgment by filing a petition for review with the Supreme Court of the Republic of Indonesia. The Company does not believe it is likely that efforts to enforce such judgment within Indonesia, or in those jurisdictions outside of Indonesia in which the Company has substantial assets, would result in any material loss to the Company. Consequently, no loss has been accrued for this matter as of September 30, 2007. Moreover, the Company believes that insurance coverage is available for the judgment, were it to be sustained and, eventually, enforced.
     On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and TWC. The complaint, which also names as defendants several other programming content providers (collectively, the “programmer defendants”) as well as other cable and satellite providers (collectively, the “distributor defendants”), alleges violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleges coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     Additional financial information with respect to cash (payments) and receipts is as follows (millions):

	Nine Months Ended
	9/30/07	9/30/06
		(recast)
Cash payments made for interest	$(1,593)	$(1,213)
Interest income received	77	108

Cash interest payments, net	$(1,516)	$(1,105)

Cash payments made for income taxes	$(479)	$(372)
Income tax refunds received	84	32

Cash tax payments, net	$(395)	$(340)

     The nine months ended September 30, 2007 excludes $440 million of common stock repurchased or due from Liberty, indirectly attributable to the exchange of the Braves and Leisure Arts. Specifically, the $440 million represents the fair value of the Braves and Leisure Arts of $473 million, less a $33 million working capital adjustment.

     In addition, the consolidated statement of cash flows does not reflect approximately $120 million of common stock repurchases that were included in Other current liabilities at December 31, 2006 but for which payment was not made until the first quarter of 2007.
Interest Expense, Net
     Interest expense, net, consists of (millions):

	Three Months Ended		Nine Months Ended
	9/30/07	9/30/06	9/30/07	9/30/06
		(recast)		(recast)
Interest income	$55	$62	$154	$238
Interest expense	(644)	(541)	(1,868)	(1,352)

Total interest expense, net	$(589)	$(479)	$(1,714)	$(1,114)

Other Income, Net
     Other income, net, consists of (millions):

	Three Months Ended		Nine Months Ended
	9/30/07	9/30/06	9/30/07	9/30/06
		(recast)		(recast)
Investment gains, net	$14	$727	$288	$1,042
Income (loss) on equity method investees	(18)	12	(21)	54
Losses on accounts receivable securitization programs	(13)	(13)	(40)	(39)
Other	15	(15)	4	12

Total other income, net	$(2)	$711	$231	$1,069

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Current Liabilities
     Other current liabilities consists of (millions):

	September 30,	December 31,
	2007	2006
		(recast)
Accrued expenses	$3,769	$4,952
Accrued compensation	1,234	1,351
Accrued income taxes	99	205

Total other current liabilities, net	$5,102	$6,508

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
(Unaudited)
Overview
     TW AOL Holdings Inc, Historic TW Inc., Time Warner Companies, Inc. and Turner Broadcasting System, Inc. (collectively, the “Guarantor Subsidiaries”) are wholly owned subsidiaries of Time Warner Inc. (the “Parent Company”). The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed, on an unsecured basis, the debt issued by the Parent Company in its November 2006 public offering.
     The Securities and Exchange Commission’s rules require that condensed consolidating financial information be provided for wholly owned subsidiaries that have guaranteed debt of a registrant issued in a public offering, where each such guarantee is full and unconditional. Set forth below are condensed consolidating financial statements presenting the financial position, results of operations, and cash flows of (i) the Parent Company, (ii) the Guarantor Subsidiaries on a combined basis (as such guarantees are joint and several), (iii) the direct and indirect non-guarantor subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) on a combined basis and (iv) the eliminations necessary to arrive at the information for Time Warner Inc. on a consolidated basis.
     There are no legal or regulatory restrictions on the Parent Company’s ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances.
     These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of Time Warner Inc.
Basis of Presentation
     In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Parent Company’s interests in the Guarantor Subsidiaries and (ii) the Guarantor Subsidiaries’ interests in the Non-Guarantor Subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under U.S. generally accepted accounting principles. All inter-company balances and transactions between the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.”
     The Parent Company’s accounting bases in all subsidiaries, including goodwill and identified intangible assets, have been “pushed down” to the applicable subsidiaries.
     All direct and indirect domestic subsidiaries are included in Time Warner Inc.’s consolidated U.S. tax return. In the condensed consolidating financial statements, tax expense has been allocated based on each such subsidiary’s relative contribution to the consolidated total. With respect to the use of certain consolidated tax attributes (principally operating and capital loss carryforwards), such benefits have been allocated to the respective subsidiary that generated the taxable income permitting such use (i.e., pro-rata based on where the income was generated). For example, to the extent a Non-Guarantor Subsidiary generated a gain on the sale of a business for which the Parent Company utilized tax attributes to offset such gain, the tax attribute benefit would be allocated to the Non-Guarantor Subsidiary. Deferred taxes of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been allocated based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.
     Beginning in 2007, the method of allocating certain corporate overhead expenses was revised for purposes of preparing these condensed consolidating financial statements. Specifically, these expenses are no longer being allocated to the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, but they instead are reflected as expenses of the Parent Company. The impact of this change for the three and nine months ended September 30, 2007 was to cause (i) the Parent Company’s operating loss to increase by approximately $70 million and approximately $220 million, respectively, (ii) the Guarantor Subsidiaries’ operating income to increase by approximately $15 million and approximately $50 million, respectively, and (iii) the Non-Guarantor Subsidiaries’ operating income to increase by approximately $55 million and approximately $170 million, respectively.

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Balance Sheet
September 30, 2007

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(millions)
ASSETS
Current assets
Cash and equivalents	$760	$51	$1,062	$—	$1,873
Restricted cash	—	—	3	—	3
Receivables, net	31	3	5,835	—	5,869
Inventories	—	1	1,995	—	1,996
Prepaid expenses and other current assets	244	51	607	—	902

Total current assets	1,035	106	9,502	—	10,643
Noncurrent inventories and film costs	—	—	5,487	—	5,487
Investments in amounts due to and from consolidated subsidiaries	87,196	82,839	—	(170,035)	—
Investments, including available-for-sale securities	53	585	1,874	(461)	2,051
Property, plant and equipment, net	431	241	16,875	—	17,547
Intangible assets subject to amortization, net	—	1	4,914	—	4,915
Intangible assets not subject to amortization	—	641	46,601	—	47,242
Goodwill	—	2,618	38,656	—	41,274
Other assets	116	225	1,807	—	2,148

Total assets	$88,831	$87,256	$125,716	$(170,496)	$131,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5	$11	$1,055	$—	$1,071
Participations payable	—	—	2,118	—	2,118
Royalties and programming costs payable	—	2	1,239	—	1,241
Deferred revenue	—	—	1,275	—	1,275
Debt due within one year	—	4	69	—	73
Other current liabilities	551	237	4,380	(66)	5,102
Current liabilities of discontinued operations	—	1	21	—	22

Total current liabilities	556	255	10,157	(66)	10,902
Long-term debt	17,250	5,437	14,369	—	37,056
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Debt due (from) to affiliates	(1,844)	735	1,109	—	—
Deferred income taxes	12,671	14,956	15,031	(29,987)	12,671
Deferred revenue	—	—	497	—	497
Other liabilities	2,052	2,955	6,489	(4,028)	7,468
Noncurrent liabilities of discontinued operations	—	—	1	—	1
Minority interests	—	—	3,913	353	4,266
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	(12,383)	(30,310)	42,693	—
Other shareholders’ equity	58,146	75,301	104,160	(179,461)	58,146

Total shareholders’ equity	58,146	62,918	73,850	(136,768)	58,146

Total liabilities and shareholders’ equity	$88,831	$87,256	$125,716	$(170,496)	$131,307

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Balance Sheet
December 31, 2006

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(recast, millions)
ASSETS
Current assets
Cash and equivalents	$207	$77	$1,265	$—	$1,549
Restricted cash	—	—	29	—	29
Receivables, net	30	2	6,032	—	6,064
Inventories	—	—	1,907	—	1,907
Prepaid expenses and other current assets	273	39	824	—	1,136
Current assets of discontinued operations	—	—	166	—	166

Total current assets	510	118	10,223	—	10,851
Noncurrent inventories and film costs	—	—	5,394	—	5,394
Investments in amounts due to and from consolidated subsidiaries	86,833	81,798	—	(168,631)	—
Investments, including available-for-sale securities	33	607	3,203	(417)	3,426
Property, plant and equipment, net	476	242	16,000	—	16,718
Intangible assets subject to amortization, net	—	—	5,204	—	5,204
Intangible assets not subject to amortization	—	626	45,736	—	46,362
Goodwill	—	2,546	38,203	—	40,749
Other assets	123	249	2,017	—	2,389
Noncurrent assets of discontinued operations	—	—	576	—	576

Total assets	$87,975	$86,186	$126,556	$(169,048)	$131,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4	$13	$1,340	$—	$1,357
Participations payable	—	—	2,049	—	2,049
Royalties and programming costs payable	—	5	1,210	—	1,215
Deferred revenue	—	—	1,434	—	1,434
Debt due within one year	—	4	60	—	64
Other current liabilities	1,458	261	4,807	(18)	6,508
Current liabilities of discontinued operations	—	1	152	—	153

Total current liabilities	1,462	284	11,052	(18)	12,780
Long-term debt	14,272	5,993	14,668	—	34,933
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Debt due (from) to affiliates	(1,798)	735	1,063	—	—
Deferred income taxes	13,114	16,027	16,099	(32,126)	13,114
Deferred revenue	—	—	528	—	528
Other liabilities	454	1,179	4,873	(1,044)	5,462
Noncurrent liabilities of discontinued operations	82	—	42	—	124
Minority interests	—	—	3,800	239	4,039
Shareholders’ equity
Due (to) from Time Warner and subsidiaries	—	(9,310)	(24,692)	34,002	—
Other shareholders’ equity	60,389	71,278	98,823	(170,101)	60,389

Total shareholders’ equity	60,389	61,968	74,131	(136,099)	60,389

Total liabilities and shareholders’ equity	$87,975	$86,186	$126,556	$(169,048)	$131,669

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Operations
For The Three Months Ended September 30, 2007

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(millions)
Revenues	$—	$297	$11,415	$(36)	$11,676

Costs of revenues	—	(153)	(6,844)	36	(6,961)
Selling, general and administrative	(90)	(67)	(2,250)	—	(2,407)
Amortization of intangible assets	—	—	(167)	—	(167)
Amounts related to securities litigation and government investigations	(2)	—	—	—	(2)
Merger-related, restructuring and shut-down costs	—	—	(12)	—	(12)
Asset impairments	—	—	(1)	—	(1)
Loss on disposal of assets, net	—	—	4	—	4

Operating income (loss)	(92)	77	2,145	—	2,130
Equity in pretax income of consolidated subsidiaries	1,817	2,101	—	(3,918)	—
Interest income (expense), net	(278)	(374)	63	—	(589)
Other income (loss), net	8	8	(8)	(10)	(2)
Minority interest expense, net	—	—	(67)	(17)	(84)

Income before income taxes and discontinued operations	1,455	1,812	2,133	(3,945)	1,455
Income tax provision	(555)	(688)	(823)	1,511	(555)

Income before discontinued operations	900	1,124	1,310	(2,434)	900
Discontinued operations, net of tax	186	176	194	(370)	186

Net income	$1,086	$1,300	$1,504	$(2,804)	$1,086

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Operations
For The Three Months Ended September 30, 2006

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(recast, millions)
Revenues	$—	$283	$10,542	$(75)	$10,750

Costs of revenues	—	(130)	(6,098)	73	(6,155)
Selling, general and administrative	(20)	(75)	(2,390)	2	(2,483)
Amortization of intangible assets	—	—	(163)	—	(163)
Amounts related to securities litigation and government investigations	(29)	—	—	—	(29)
Merger-related, restructuring and shut-down costs	—	—	(73)	—	(73)
Asset Impairments	—	—	(200)	—	(200)

Operating income (loss)	(49)	78	1,618	—	1,647
Equity in pretax income of consolidated subsidiaries	2,019	2,213	—	(4,232)	—
Interest income (expense), net	(193)	(331)	45	—	(479)
Other income, net	13	66	664	(32)	711
Minority interest expense, net	—	—	(66)	(23)	(89)

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,790	2,026	2,261	(4,287)	1,790
Income tax provision	(443)	(500)	(618)	1,118	(443)

Income before discontinued operations	1,347	1,526	1,643	(3,169)	1,347
Discontinued operations, net of tax	975	975	975	(1,950)	975

Net income	$2,322	$2,501	$2,618	$(5,119)	$2,322

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Operations
For The Nine Months Ended September 30, 2007

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(millions)
Revenues	$—	$889	$33,038	$(87)	$33,840

Costs of revenues	—	(411)	(19,548)	85	(19,874)
Selling, general and administrative	(292)	(185)	(6,738)	2	(7,213)
Amortization of intangible assets	—	—	(502)	—	(502)
Amounts related to securities litigation and government investigations	(169)	—	—	—	(169)
Merger-related, restructuring and shut-down costs	—	—	(113)	—	(113)
Asset impairments	—	—	(36)	—	(36)
Gains on disposal of assets, net	—	—	673	—	673

Operating income (loss)	(461)	293	6,774	—	6,606
Equity in pretax income of consolidated subsidiaries	6,035	6,781	—	(12,816)	—
Interest income (expense), net	(778)	(1,089)	153	—	(1,714)
Other income, net	22	2	251	(44)	231
Minority interest expense, net	—	—	(213)	(92)	(305)

Income before income taxes, discontinued operations and cumulative effect of accounting change	4,818	5,987	6,965	(12,952)	4,818
Income tax provision	(1,786)	(2,232)	(2,624)	4,856	(1,786)

Income before discontinued operations	3,032	3,755	4,341	(8,096)	3,032
Discontinued operations, net of tax	324	321	276	(597)	324

Net income	$3,356	$4,076	$4,617	$(8,693)	$3,356

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Operations
For The Nine Months Ended September 30, 2006

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(recast, millions)
Revenues	$—	$859	$30,608	$(118)	$31,349

Costs of revenues	—	(380)	(17,379)	113	(17,646)
Selling, general and administrative	(70)	(220)	(7,308)	5	(7,593)
Amortization of intangible assets	—	—	(419)	—	(419)
Amounts related to securities litigation and government investigations	(90)	—	—	—	(90)
Merger-related, restructuring and shut-down costs	(5)	—	(200)	—	(205)
Asset impairments	—	—	(200)	—	(200)
Gains on disposal of assets, net	20	—	2	—	22

Operating income (loss)	(145)	259	5,104	—	5,218
Equity in pretax income of consolidated subsidiaries	5,500	6,089	—	(11,589)	—
Interest income (expense), net	(469)	(917)	272	—	(1,114)
Other income, net	22	69	1,049	(71)	1,069
Minority interest expense, net	—	—	(227)	(38)	(265)

Income before income taxes, discontinued operations and cumulative effect of accounting change	4,908	5,500	6,198	(11,698)	4,908
Income tax provision	(1,546)	(1,738)	(2,043)	3,781	(1,546)

Income before discontinued operations and cumulative effect of accounting change	3,362	3,762	4,155	(7,917)	3,362
Discontinued operations, net of tax	1,412	1,412	1,412	(2,824)	1,412

Income before cumulative effect of accounting change	4,774	5,174	5,567	(10,741)	4,774
Cumulative effect of accounting change, net of tax	25	2	2	(4)	25

Net income	$4,799	$5,176	$5,569	$(10,745)	$4,799

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Cash Flows
For The Nine Months Ended September 30, 2007

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(millions)
OPERATIONS
Net income	$3,356	$4,076	$4,617	$(8,693)	$3,356
Adjustments for noncash and nonoperating items:
Depreciation and amortization	33	51	3,190	—	3,274
Amortization of film costs	—	321	4,176	—	4,497
Asset impairments	—	—	36	—	36
Gain on investments and other assets, net	(9)	(13)	(949)	—	(971)
Deficiency of distributions over equity in pretax income of consolidated subsidiaries	(6,035)	(6,781)	—	12,816	—
Equity in losses of investee companies, net of cash distributions	—	1	52	—	53
Equity-based compensation	42	16	172	—	230
Minority interests	—	—	213	92	305
Deferred income taxes	1,406	193	195	(388)	1,406
Amounts related to securities litigation and government investigations	(750)	—	—	—	(750)
Changes in operating assets and liabilities, net of acquisitions	1,149	2,581	(4,286)	(4,433)	(4,989)
Adjustments relating to discontinued operations	(323)	(322)	(243)	597	(291)

Cash provided (used) by operations	(1,131)	123	7,173	(9)	6,156
INVESTING ACTIVITIES
Investments in available-for-sale securities	(3)	—	(87)	—	(90)
Investments and acquisitions, net of cash acquired	(4)	(17)	(641)	—	(662)
Investments in wireless spectrum joint venture	—	—	(30)	—	(30)
Investments and acquisitions from discontinued operations	—	—	(26)	—	(26)
Capital expenditures and product development costs	12	(85)	(3,027)	—	(3,100)
Investment proceeds from available-for-sale securities	10	23	—	—	33
Advances to parent and consolidated subsidiaries	4,494	3,525	—	(8,019)	—
Other investment proceeds	1	28	1,777	—	1,806

Cash provided (used) by investing activities	4,510	3,474	(2,034)	(8,019)	(2,069)
FINANCING ACTIVITIES
Borrowings	6,042	—	6,686	—	12,728
Debt repayments	(3,056)	(546)	(6,949)	—	(10,551)
Proceeds from exercise of stock options	484	—	—	—	484
Excess tax benefit on stock options	68	—	6	—	74
Principal payments on capital leases	—	(3)	(42)	—	(45)
Repurchases of common stock	(5,714)	—	—	—	(5,714)
Dividends paid	(645)	—	—	—	(645)
Other	(5)	—	(89)	—	(94)
Change in due to/from parent and investment in segment	—	(3,074)	(4,954)	8,028	—

Cash used by financing activities	(2,826)	(3,623)	(5,342)	8,028	(3,763)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	553	(26)	(203)	—	324

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	207	77	1,265	—	1,549

CASH AND EQUIVALENTS AT END OF PERIOD	$760	$51	$1,062	$—	$1,873

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Consolidating Statement of Cash Flows
For The Nine Months Ended September 30, 2006

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(recast, millions)
OPERATIONS
Net income	$4,799	$5,176	$5,569	$(10,745)	$4,799
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(25)	(2)	(2)	4	(25)
Depreciation and amortization	34	40	2,430	—	2,504
Amortization of film costs	—	295	4,154	—	4,449
Asset impairments	—	—	200	—	200
Gain on investments and other assets, net	(5)	(90)	(949)	—	(1,044)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(5,500)	(6,089)	—	11,589	—
Equity in (income) losses of investee companies, net of cash distributions	—	—	(33)	—	(33)
Equity-based compensation	39	18	155	—	212
Minority interests	—	—	228	37	265
Deferred income taxes	1,030	(350)	(336)	686	1,030
Amounts related to securities litigation and government investigations	(177)	—	—	—	(177)
Changes in operating assets and liabilities, net of acquisitions	5,432	11,153	(1,845)	(19,094)	(4,354)
Adjustments relating to discontinued operations	(1,412)	(1,411)	(1,258)	2,825	(1,256)

Cash provided by operations	4,215	8,740	8,313	(14,698)	6,570
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(8)	(67)	(12,107)	—	(12,182)
Investments in Wireless Spectrum Joint Venture	—	—	(182)	—	(182)
Capital expenditures and product development costs	(25)	(98)	(2,547)	—	(2,670)
Capital expenditures from discontinued operations	—	—	(63)	—	(63)
Investment proceeds from available-for-sale securities	1	38	3	—	42
Advances to parents and consolidated subsidiaries	(1,073)	—	—	1,073	—
Other investment proceeds	11	473	2,590	—	3,074

Cash provided (used) by investing activities	(1,094)	346	(12,306)	1,073	(11,981)
FINANCING ACTIVITIES
Borrowings	4,843	—	10,737	—	15,580
Issuance of mandatorily redeemable preferred membership units by a subsidiary	—	—	300	—	300
Debt repayments	(1,500)	(546)	(505)	—	(2,551)
Proceeds from exercise of stock options	378	—	—	—	378
Excess tax benefit on stock options	61	—	—	—	61
Principal payments on capital leases	—	(2)	(62)	—	(64)
Repurchases of common stock	(10,659)	—	—	—	(10,659)
Dividends paid	(658)	—	—	—	(658)
Other	—	—	(18)	—	(18)
Change in due to/from parent and investment in segment	830	(8,618)	(5,837)	13,625	—

Cash provided (used) by financing activities	(6,705)	(9,166)	4,615	13,625	2,369
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(3,584)	(80)	622	—	(3,042)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,798	95	327	—	4,220

CASH AND EQUIVALENTS AT END OF PERIOD	$214	$15	$949	$—	$1,178

Part II. Other Information
Item 1. Legal Proceedings
Securities Matters
Other Related Securities Litigation Matters
     Reference is made to the shareholder derivative, ERISA and individual securities matters described on pages 52-56 of the 2006 Form 10-K, page 68 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “March 2007 Form 10-Q”) and page 76 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “June 2007 Form 10-Q”). At September 30, 2007, the Company’s remaining reserve related to these matters is approximately $10 million, including approximately $8 million that has been reserved for an expected attorneys’ fee award related to a previously settled matter. The Company believes the potential exposure in the securities litigation matters that remain pending at September 30, 2007 to be de minimis.
     Reference is made to the consolidated ERISA class action lawsuits described on page 52 of the 2006 Form 10-K. On October 26, 2007, the court issued an order approving certain attorneys’ fees and expenses requested by plaintiffs’ counsel, as well as approving certain incentive awards to the lead plaintiffs. The time to appeal this decision has not yet expired.
     Reference is made to the lawsuits described on page 53 of the 2006 Form 10-K and page 68 of the March 2007 Form 10-Q filed by shareholders who determined to “opt-out” of the settlement reached in the consolidated federal securities class action. All of these matters have now been settled.
     Reference is made to the putative class action filed by Staro Asset Management, LLC described on page 54 of the 2006 Form 10-K. On September 27, 2007, the Company filed a motion to dismiss this action based on plaintiff’s failure to take any action to prosecute the case for nearly four years.
     Reference is made to the lawsuit filed on behalf of purchasers of stock in Homestore.com, Inc. described on page 55 of the 2006 Form 10-K. On August 6, 2007, the court issued preliminary approval of the settlement of this lawsuit. The settlement agreement remains subject to final approval by the district court.
Other Matters
     Reference is made to the Warner Bros. (South) Inc. (“WBS”) tax cases in Brazil described on page 57 of the 2006 Form 10-K and page 76 of the June 2007 Form 10-Q. In September 2007, WBS elected to participate in a government-sponsored amnesty program, which resolved ten of the state tax matters, including the Superior Court case in which WBS had previously received an adverse ruling, for a payment of approximately $20 million (based on the real/U.S. dollar exchange rate on the date the payment was made). The payment made was consistent with the reserve previously established for these matters.
     Reference is made to the lawsuit filed by certain heirs of Jerome Siegel relating to the Superman character described on page 57 of the 2006 Form 10-K and page 68 of the March 2007 Form 10-Q. This case is scheduled for trial starting in January 2008.
     Reference is made to the lawsuit filed by Thomas Dreiling described on page 58 of the 2006 Form 10-K and page 76 of the June 2007 Form 10-Q. On October 11, 2007, the parties filed cross-motions for summary judgment.
     On February 28, 2005, Wingnut Films, Ltd. filed a case against New Line Cinema Corporation, and Katja Motion Pictures Corp. and New Line Productions, Inc., both of which are wholly owned subsidiaries of New Line Cinema Corporation, as well as other unnamed defendants, in the U.S. District Court for the Central District of California relating to The Lord of the Rings: The Fellowship of the Ring; The Lord of the Rings: The Two Towers; and The Lord of the Rings: The Return of the King (collectively, “the Trilogy”). The complaint alleges that New Line Cinema Corporation failed to make full payment to plaintiff with respect to its participation in Adjusted Gross Receipts (as defined in the parties’ contract). A trial in this matter has been scheduled for January 2008. Claims have also been made by other profit participants relating to the Trilogy, including the Estate of J.R.R. Tolkien. The Company intends to defend against these matters vigorously, but is unable to predict the outcome of the proceedings.
     On August 30, 2007, eight years after the case was initially filed, the Supreme Court of the Republic of Indonesia overturned the rulings of two lower courts and issued a judgment against Time Inc. Asia and six journalists in the matter of H.M. Suharto v. Time Inc. Asia et al. The underlying libel lawsuit was filed in July 1999 by the former dictator of Indonesia following the publication of TIME magazine’s May 24, 1999 cover story “Suharto Inc.” Following a trial in the Spring of 2000, a three-judge panel of an Indonesian court found in favor of Time Inc. and the journalists, and that decision was affirmed by an intermediate appellate court in March 2001. The court’s August 30, 2007 decision reversed those prior determinations and ordered defendants to, among other things, apologize for certain aspects of the May 1999 article and pay Mr. Suharto damages in the amount of one trillion rupiah (approximately $110 million based on the exchange rate as of September 30, 2007). The Company continues to defend this matter vigorously and intends to challenge the judgment by filing a petition for review with the Supreme Court of the Republic of Indonesia. The Company does not believe it is likely that efforts to enforce such judgment within Indonesia, or in those jurisdictions outside of Indonesia in which the Company has substantial assets, would result in any material loss to the Company. Consequently, no loss has been accrued for this matter as of September 30, 2007. Moreover, the Company believes that insurance coverage is available for the judgment, were it to be sustained and, eventually, enforced.
     On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and TWC. The complaint, which also names as defendants several other programming content providers (collectively, the “programmer defendants”) as well as other cable and satellite providers (collectively, the “distributor defendants”), alleges violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleges coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
     The following table provides information about purchases by the Company during the quarter ended September 30, 2007 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(1)	Paid Per Share(2)	Programs(3)	Plans or Programs(4)
July 1, 2007 – July 31, 2007	7,030	$20.61	0	$540,483,206
August 1, 2007 – August 31, 2007	99,678,500	$18.64	99,678,500	$3,682,115,490
September 1, 2007 – September 30, 2007	7,352,954	$19.04	7,348,200	$3,542,171,013

Total	107,038,484	$18.67	107,026,700

(1)
The total number of shares purchased includes (a) shares of Common Stock purchased by the Company under the Stock Repurchase Program and the New Stock Repurchase Program, each as described in footnote 3 below, and (b) shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date. The number of shares of Common Stock purchased by the Company in connection with the vesting of such awards totaled 7,030 shares, 0 shares and 4,754 shares, respectively, for the months of July, August and September.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

(3)
On August 3, 2005, the Company announced that its Board of Directors had authorized a Common Stock repurchase program that allows the Company to repurchase, from time to time, up to $5 billion of Common Stock over a two-year period (the “Stock Repurchase Program”). On November 2, 2005, the Company announced the increase of the amount that could be repurchased under the Stock Repurchase Program to an aggregate of up to $12.5 billion of Common Stock. In addition, on February 17, 2006, the Company announced a further increase of the amount of the Stock Repurchase Program and the extension of the program’s ending date. Under the extended program, the Company has authority to repurchase up to an aggregate of $20 billion of Common Stock during the period from July 29, 2005 through December 31, 2007. On August 1, 2007, the Company announced that its Board of Directors had authorized a new stock repurchase program that allows Time Warner to repurchase, from time to time, up to $5 billion of Common Stock (the “New Stock Repurchase Program”). Purchases under the Stock Repurchase Program and the New Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. In the past, the Company has repurchased shares of Common Stock pursuant to trading programs under Rule 10b5-1 promulgated under the Exchange Act, and it may repurchase shares of Common Stock under such trading programs in the future.

(4)
This amount does not reflect (i) the fees, commissions and other costs associated with the Stock Repurchase Program and the New Stock Repurchase Program, (ii) the dollar value of the 4,000,000 shares of Common Stock that are subject to a working capital adjustment in the transaction with Liberty Media Corporation (“Liberty”) described below, and (iii) the dollar value of the 18,784,759 shares of Series LMCN-V Common Stock received by the Company on May 16, 2007 in the Liberty Transaction, which were acquired as part of the Stock Purchase Program. On May 16, 2007, the Company and Liberty completed a transaction in which Liberty exchanged shares of the Company’s Series LMCN-V Common Stock and shares of the Company’s Common Stock for a subsidiary of the Company that owned specified assets and cash (the “Liberty Transaction”). In connection with the Liberty Transaction, Liberty continues to hold 4,000,000 shares of the Company’s Common Stock that are expected to be delivered to the Company upon the resolution of a working capital adjustment and applied to the Company’s share repurchases under the Stock Repurchase Program.

Item 5. Other Information.
Amendment of Compensation Plans and Form of Restricted Stock Units Agreement to Address Section 409A
     On October 25, 2007, the Board of Directors approved amendments to a number of compensation plans maintained by the Company to address compliance with Section 409A of the Internal Revenue Code, which was enacted in 2004 and for which final regulations were issued in April 2007. With respect to the Time Warner Inc. Deferred Compensation Plan, the amendments included (i) specifying when elections to defer compensation and select the form and time of distribution must be made, generally before the end of the calendar year prior to the year in which the compensation is earned, (ii) limiting the ability to change deferral elections, (iii) provisions to delay for six months payments to employees who are among the top-50 compensated officers of the Company who separate from service, (iv) removing the ability to receive an in-service distribution with a 10% reduction, and (v) adding “savings language” for Section 409A. These amendments are effective as of January 1, 2005.
     With respect to the Time Warner Inc. Non-Employee Directors’ Deferred Compensation Plan, the amendments included (i) specifying when a deferral election must be made, (ii) adding language regarding the irrevocable nature of the election, and (iii) adding “savings language” for Section 409A. These amendments are effective as of January 1, 2005.
     With respect to the Time Warner Inc. Annual Bonus Plan for Executive Officers, the amendments add (i) specified payment dates, and (ii) “savings language” for Section 409A. In addition, the Board approved an amendment to the definition of EBITDA so that the definition conforms to the definition of Adjusted Operating Income before Depreciation and Amortization the Company uses in connection with its earnings and business outlook releases. The changes will be effective for years beginning January 1, 2008.
     For the equity plans listed below, the amendments, which are all effective October 25, 2007, consist of either including a “savings provision” for Section 409A that provides for a delay in the delivery of payments until the first date on which additional taxation would not result under Section 409A or modifying an existing savings provision:
•	Time Warner Inc. 2006 Stock Incentive Plan

•	Time Warner Inc. 2003 Stock Incentive Plan

•	Time Warner Inc. 1999 Stock Plan

•	AOL Time Warner Inc. 1994 Stock Option Plan

•	Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors
In addition, the definition of “change in control” in the Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors was amended to be consistent with the definition used in the other equity plans listed above. The amendment to the AOL Time Warner Inc. 1994 Stock Option Plan also removed an option exercise deferral feature.
     The Compensation and Human Development Committee of the Board of Directors approved a new form of agreement governing restricted stock units (“RSUs”) on October 24, 2007 to address compliance with Section 409A. The changes to the form of RSU Agreement: (i) include language specifying when shares of Time Warner common stock will be paid out following vesting or a partial vesting in connection with a termination of employment without cause, (ii) modify the definition of “disability” to fit within the Section 409A definition, and (iii) provide that distribution of shares following a change in control that results in an acceleration of vesting will be delayed to the regular vesting date if the change in control is not one that comes within the events permitted under Section 409A.
     Copies of the compensation plans described above, as amended, and the form of RSU Agreement are included as exhibits to this report.
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

TIME WARNER INC. (Registrant)

Date: November 7, 2007	/s/ Wayne H. Pace
Wayne H. Pace
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

10.1	Time Warner Inc. 2006 Stock Incentive Plan, as amended October 25, 2007.

10.2	Time Warner Inc. 2003 Stock Incentive Plan, as amended October 25, 2007.

10.3	Time Warner Inc. 1999 Stock Plan, as amended October 25, 2007.

10.4	AOL Time Warner Inc. 1994 Stock Option Plan, as amended October 25, 2007.

10.5	Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, as amended October 25, 2007.

10.6	Form of Restricted Stock Units Agreement, for use after October 24, 2007.

10.7	Time Warner Inc. Deferred Compensation Plan, as amended October 25, 2007, effective as of January 1, 2005.

10.8	Time Warner Inc. Non-Employee Directors’ Deferred Compensation Plan, as amended October 25, 2007, effective as of January 1, 2005.

10.9	Amended and Restated Time Warner Inc. Annual Bonus Plan for Executive Officers, as amended October 25, 2007, to be effective January 1, 2008.

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. †

†
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