Form 10-K
period 2007-12-31
TIME WARNER INC.
filed 2008-02-22
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of the close of business on February 15, 2008, there were 3,576,321,571 shares of the registrant’s Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 29, 2007) was approximately $75.17 billion.

Documents Incorporated by Reference:

Description of Document	Part of the Form 10-K
Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2008 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Items 10 and 12 are not incorporated by reference and are provided herein)

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
PART IV
Item 15. Exhibits and Financial Statements Schedules.
SIGNATURES
EX-3.2 BYLAWS OF THE REGISTRANT
EX-10.14 FORM OF NON-QUALIFIED STOCK OPTION AGREEMENT
EX-10.33 AMENDED AND RESTATED EMPLOYMENT AGREEMENT BETWEEN THE REGISTRANT AND RICHARD D. PARSONS
EX-10.34 AMENDED AND RESTATED EMPLOYMENT AGREEMENT BETWEEN THE REGISTRANT AND JEFFREY BEWKES
EX-10.39 EMPLOYMENT AGREEMENT BETWEEN THE REGISTRANT AND JOHN MARTIN
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23 CONSENT OF ERNST & YOUNG LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE PEO
EX-31.2 SECTION 302 CERTIFICATION OF THE PFO
EX-32 SECTION 906 CERTIFICATIONS OF THE PEO AND PFO

PART I

Item 1.	Business.

Time Warner Inc. (the “Company” or “Time Warner”), a Delaware corporation, is a leading media and entertainment company. The Company classifies its businesses into the following five reporting segments:

•	AOL, consisting principally of interactive consumer and advertising services;

•	Cable, consisting principally of cable systems that provide video, high-speed data and voice services;

•	Filmed Entertainment, consisting principally of feature film, television and home video production and distribution;

•	Networks, consisting principally of cable television networks that provide programming; and

•	Publishing, consisting principally of magazine publishing.

At December 31, 2007, the Company had a total of approximately 86,400 employees.

For convenience, the terms the “Company,” “Time Warner” and the “Registrant” are used in this report to refer to both the parent company and collectively to the parent company and the subsidiaries through which its various businesses are conducted, unless the context otherwise requires.

Caution Concerning Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations or beliefs and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological, strategic and/or regulatory factors, and other factors affecting the operation of the businesses of Time Warner. For more detailed information about these factors, and risk factors with respect to the Company’s operations, see Item 1A, “Risk Factors,” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Caution Concerning Forward-Looking Statements” below. Time Warner is under no obligation to (and expressly disclaims any obligation to) update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Available Information and Website

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Company’s website at www.timewarner.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

AOL

AOL LLC (together with its subsidiaries, “AOL”) operates a Global Web Services business that provides online advertising services on the AOL Network and on third-party Internet sites, referred to as the “Third Party Network.” AOL’s Global Web Services business also develops and operates the AOL Network, a leading network of web brands and free client software and services for Internet consumers. In addition, through its Access Services business, AOL operates one of the largest Internet access subscription services in the U.S.

During 2007, AOL continued its transformation from a primarily subscription-based dial-up Internet access business into a primarily advertising-supported web services business. Historically, AOL’s primary focus had been its Internet access business. In 2006, due in part to the growth of online advertising, AOL shifted its focus to its advertising business and began offering many of its services for free. Consequently, AOL’s focus is on growing its Global Web Services business, while managing costs in this business as well as managing its subscriber base and costs in its Access Services business. In addition, AOL has begun separating its Access Services and Global Web

Services businesses, which should provide them with greater operational focus and increase the strategic options available for each business.

Global Web Services

AOL’s Global Web Services business is comprised of Platform-A and the Publishing business group, which develops and operates the AOL Network (defined more fully below).

Platform-A

In support of its transformation into a primarily advertising-supported web services business, AOL has formed a business group within AOL called Platform-A, which includes advertising sales activities, the Third Party Network advertising business, and advertising-serving platforms. Platform-A offers advertisers access to targeting and measurement tools that will enable AOL to optimize advertising inventory across the Third Party Network and the AOL Network.

AOL offers advertisers a range of advertising services, including customized programs, premier placement of advertising, text and banner advertising, mobile advertising, video advertising, rich media advertising, sponsorship of content offerings for designated time periods, local and classified advertising, contextual and behavioral targeting opportunities, search engine management and lead generation services. Online advertising arrangements generally involve payments by advertisers on either a fixed-fee basis or on a pay-for-performance basis, where the advertiser pays based on the “click” or customer action resulting from the advertisement.

Advertising services on the Third Party Network are primarily provided by Advertising.com, Inc. (“Advertising.com”), TACODA, Inc. (“TACODA”) and Quigo Technologies, Inc. (“Quigo”), each a wholly owned subsidiary of AOL. To connect advertisers with online advertising inventory, AOL’s Platform-A business group purchases this inventory from publishers of the Third Party Network websites and uses proprietary optimization technology to best match advertisers with available inventory.

AOL has expanded its online advertising business through several acquisitions over the past two years. These acquisitions include Lightningcast, Inc., a video ad-serving company, Third Screen Media, Inc. (“TSM”), a mobile advertising network and mobile ad-serving management platform provider, ADTECH AG (“ADTECH”), an international online ad-serving company, TACODA, an online behavioral targeting advertising network, and Quigo, a site and content-targeting advertising company. In addition, on February 5, 2008, AOL announced that it acquired Perfiliate Limited (doing business as buy.at), which provides advertisers and publishers a platform for e-commerce marketing programs.

Publishing

AOL’s Global Web Services business also includes the products and programming functions associated with the AOL Network. The AOL Network consists of a variety of websites, related applications and services, including those accessed via the AOL and low-cost Internet access services. Specifically, the AOL Network includes owned and operated websites, applications and services such as AOL.com, international versions of the AOL portal, e-mail, AIM, MapQuest, Moviefone, ICQ and Truveo (a video search engine). The AOL Network also includes TMZ.com, a joint venture with Telepictures Productions, Inc. (a subsidiary of Warner Bros. Entertainment Inc.), as well as other co-branded websites owned by third parties for which certain criteria have been met, including that the Internet traffic has been assigned to AOL.

AOL’s audience includes AOL subscribers and other Internet consumers, including former AOL subscribers, who visit the AOL Network. AOL seeks to attract and engage Internet consumers on the AOL Network by offering compelling and differentiated free programming, products and services. AOL has recently introduced, and plans to continue to introduce, several new or enhanced products and services, as well as several programming and product improvements aimed at attracting and engaging Internet consumers.

A part of AOL’s strategy is to maintain and expand relationships with current and former AOL subscribers and to increase their activity, whether or not they continue to purchase the dial-up Internet access subscription service. Another component of this strategy is to permit the use of most of AOL’s services, including the AOL client software and AOL e-mail, without charge. As a result, as long as an individual has a means to connect to the Internet, that person is able to access and use most of the AOL services for free.

AOL distributes its free and paid products and services through a variety of methods, including relationships with computer manufacturers, and through search engine marketing and search engine optimization. In an effort to reach a more fragmented audience, AOL is creating versions of certain of its products and services for consumer distribution on the Internet to generate activity on the AOL Network. Additionally, AOL seeks to provide technology to third parties that allows them to incorporate AOL’s content and services into their own websites and to enhance AOL’s products. AOL also offers paid services to AOL members and to Internet users generally, including storage and online safety and security products.

International

AOL is also expanding its Global Web Services business internationally. Platform-A conducts activities in Europe through AOL’s subsidiaries, Advertising.com and ADTECH. In 2007, AOL launched new or refreshed portals in India and in eleven countries in Europe. In September 2007, AOL announced that it signed an agreement with Hewlett-Packard to offer co-branded, localized versions of the AOL portal, toolbar and search services pre-loaded on computers sold in various countries. By the end of 2008, AOL expects to serve over 30 countries. Internationally, the AOL Network also includes applications and services such as ICQ, MapQuest, Truveo and Winamp, and AOL is working to create international versions of other products and services. AOL also conducts other activities internationally, including research and development and customer and corporate support services in India and research and development in China.

In Europe, AOL has transitioned from a primarily subscription-based Internet access business to an advertising-supported web services business. During 2006, AOL sold its French and U.K. Internet access businesses to Neuf Cegetel S.A. and The Carphone Warehouse Group PLC, respectively. In February 2007, AOL completed the sale of its German Internet access business to Telecom Italia S.p.A. For further information regarding this sale, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Developments.” In connection with the sales of the European Internet access businesses, AOL entered into separate agreements with the purchasers to provide ongoing web services, including content, e-mail and other online tools and services, to the AOL subscribers acquired by the purchasers as well as to their existing subscribers.

Access Services

Historically, AOL’s primary product offering has been an online subscription service that includes dial-up Internet access for a monthly fee. In 2007, this subscription service continued to generate the majority of AOL’s revenues. As of December 31, 2007, AOL had 9.3 million AOL brand Internet access subscribers in the U.S., which does not include registrations for the free AOL service. The primary price plans offered by AOL are $25.90 and $9.99 per month, which provide varying levels of Internet access service, storage, tools and services. In addition, AOL subsidiaries continue to offer the CompuServe and Netscape Internet access services.

Google Alliance

AOL also earns revenues through its relationship with Google Inc. (“Google”) under which Google sells certain advertising that appears on the AOL Network and shares the resulting revenues with AOL. On April 13, 2006, AOL, Google and Time Warner completed the issuance to Google of a 5% indirect equity interest in AOL in exchange for $1 billion in cash, having entered into agreements in March 2006 that expanded their strategic alliance. Under the alliance, Google continues to provide search services to, as well as a greater share of revenues generated through searches conducted on, the AOL Network. Google agreed, among other things, to provide AOL the use of a white-labeled, modified version of its search advertising platform to enable AOL to sell search and contextually-targeted text based advertising directly to certain advertisers on AOL-owned properties, to provide AOL with marketing credits for promotion of AOL’s properties on Google’s network and other promotional opportunities for AOL content, to collaborate in video search and promotion of AOL’s video destination, and to enable Google and AIM instant messaging users to communicate with each other. As part of the April 2006 transaction, Google also received certain registration rights relating to its equity interest in AOL. See

“Management’s Discussion and Analysis of Results of Operations and Financial Condition — Overview” for additional details.

Technologies

AOL employs a multiple vendor strategy in designing, structuring and operating the network services utilized in its businesses. AOL enters into multi-year data technology services agreements to support AOL’s businesses. In connection with those agreements, AOL may commit to purchase certain minimum levels of services and/or pay a fixed cost for services. AOL expects to continue to review its services arrangements in order to align its capabilities with market conditions and to manage costs.

AOL’s advertising technology systems are designed and managed to maintain availability and performance. AOL’s advertising businesses use a combination of in-house and third-party technologies to deliver advertisements across multiple networks and formats including text, banners, rich media, video and mobile. Technology services provided by DoubleClick Inc. (“DoubleClick”) are currently used by AOL’s advertising businesses to manage the delivery of display advertising across the AOL Network. AOL’s advertising businesses utilize delivery systems that determine the most effective and profitable advertisements to deliver on behalf of advertisers and publishers. This is achieved through the targeting of advertisements based on a variety of factors, including audience segmentation, contextual relevance, content matching, behavioral targeting and other related factors. AOL’s businesses’ technology systems also feature automated tools that streamline its sales operations, including the setup and management of advertising campaigns.

AOLnet, an Internet protocol (IP) network of third-party network service providers, is used for the AOL Internet access service, certain low-cost Internet access services in North America, and other subscriber services, in addition to being used by outside parties.

AOL also utilizes the AOL Transit Data Network (“ATDN”), the domestic and international network that connects AOL and CompuServe 2000 customers to the Internet. The ATDN also functions as the conduit between much of Time Warner’s content and the Internet, linking together various facilities throughout the world, with its greatest capacity in the U.S. and Europe. The ATDN Internet backbone is built from high-end routers and high-bandwidth circuits purchased primarily under long-term agreements from third-party carriers.

Improving and maintaining AOLnet and the ATDN involves substantial costs in telecommunications equipment and services. In addition to making cash purchases of telecommunications equipment, AOL also finances some of these purchases through leases.

Marketing

To support its goals of attracting and engaging Internet consumers with its interactive products and services, growing the audience of the AOL Network, and developing and differentiating its family of brands, AOL markets its brands, products and services through an array of programs and media, including search engine marketing, web advertising and alternate media. Additionally, through multi-year bundling agreements, AOL’s products and services are installed on several different brands of personal computers.

Competition

In its Internet access business, AOL competes with other Internet access providers, especially broadband access providers. With respect to advertising generated on the AOL Network, AOL competes for the time and attention of consumers with a wide range of Internet companies, such as Yahoo! Inc. (“Yahoo!”), Google, Microsoft Corporation’s (“Microsoft”) MSN, social networking sites such as Fox Interactive Media, Inc.’s MySpace (“MySpace”) and Facebook, Inc. (“Facebook”), and traditional media companies, which are increasingly offering their own Internet products and services. The competition AOL’s advertising businesses face could intensify when Google’s acquisition of DoubleClick is completed and if Microsoft’s proposed acquisition of Yahoo! or other similar consolidations occur. The Internet is dynamic and rapidly evolving, and new and popular competitors, such as social networking sites, frequently emerge.

AOL’s Platform-A business group competes with other aggregators of third-party advertising inventory and other companies offering competing advertising products, technology and services, as well as, increasingly, aggregators of such advertising products, technology and services. Competitors include such companies as WPP Group plc (24/7 Real Media), ValueClick, Inc., Google, Yahoo! and MSN. Competition among these companies is intensifying and may lead to continuing increases in costs to acquire advertising inventory from third parties and continuing decreases in prices for advertising inventory. In addition, competition generally may cause AOL to incur unanticipated costs associated with research and product development.

Following the sales of its Internet access businesses, AOL Europe’s primary competitors are global enterprises such as Google, MSN and Yahoo!, new entrants such as Facebook, MySpace and other social networking sites and a large number of local enterprises. As AOL expands internationally, it will become increasingly subject to intense competition from global and local competitors.

CABLE

The Company’s cable business, Time Warner Cable Inc. (together with its subsidiaries, “TWC”), is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas — New York state (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of December 31, 2007, TWC served approximately 14.6 million customers who subscribed to one or more of its video, high-speed data and voice services, representing approximately 32.1 million revenue generating units, which reflects the total of all TWC basic video, digital video, high-speed data and voice subscribers. In addition to its video, high-speed data and voice services, TWC sells advertising time to a variety of national, regional and local businesses.

On July 31, 2006, Time Warner NY Cable LLC (“TW NY”), a subsidiary of TWC, and Comcast Corporation (together with its subsidiaries, “Comcast”) completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) (the “Adelphia Acquisition”). Immediately prior to the Adelphia Acquisition, TWC and Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC, redeemed Comcast’s interests in TWC and TWE, respectively. In addition, immediately after the Adelphia Acquisition, TW NY exchanged certain cable systems with Comcast. On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Exchange Act. Under the terms of the reorganization plan, during 2007, substantially all of the shares of TWC Class A Common Stock that Adelphia received as part of the payment for the systems TW NY acquired in July 2006 were distributed to Adelphia’s creditors. On March 1, 2007, TWC’s Class A Common Stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “TWC.”

Time Warner owns approximately 84% of TWC’s common stock (including approximately 83% of the outstanding TWC Class A Common Stock and all outstanding shares of TWC Class B Common Stock), and also owns an indirect 12.43% non-voting equity interest in TW NY. Time Warner is initiating discussions with TWC’s management and its board of directors regarding Time Warner’s ownership of TWC.

Effective January 1, 2007, TWC began consolidating the results of certain cable systems located in Kansas City, southwest Texas and New Mexico (the “Kansas City Pool”) upon the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) to TWC and Comcast. For additional information with respect to the distribution of the assets of TKCCP to its partners on January 1, 2007, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Developments.”

Products and Services

TWC offers video, high-speed data and voice services over its broadband cable systems. TWC markets its services separately and as “bundled” packages of multiple services and features. Historically, TWC has focused primarily on residential customers, while also selling video, high-speed data and commercial networking and transport services to commercial customers. Recently, TWC has begun selling voice services to small- and medium-sized businesses as part of an increased focus on its commercial business. TWC customers who subscribe to a bundle receive a discount from the price of buying the services separately as well as the convenience of a single monthly bill. Increasingly, TWC’s customers subscribe to more than one primary service. As of December 31, 2007, 48% of TWC’s customers subscribed to two or more of its primary services, including 16% of its customers who subscribed to all three primary services.

Residential Video Services

Programming Tiers.  TWC offers three main levels or “tiers” of video programming – Basic Service Tier (“BST”), Expanded Basic Service Tier (“CPST”) and Digital Basic Service Tier (“DBT”). BST generally includes broadcast television signals, satellite-delivered broadcast networks and superstations, local origination channels, and public access, educational and government channels. CPST enables BST subscribers to add national, regional and local cable news, entertainment and other specialty networks, such as CNN, A&E, ESPN, CNBC and MTV. In certain areas, BST and CPST also include proprietary local programming devoted to the communities TWC serves, including 24-hour local news channels in a number of cities. Together, BST and CPST provide customers with approximately 70 channels. DBT offers subscribers up to 50 additional cable networks, including spin-off and successor networks to national cable services, news networks and niche programming services, such as Discovery Home and MTV2. Generally, subscribers to CPST and DBT can purchase thematically-linked programming tiers, including movies, sports and Spanish language tiers, and subscribers to any tier of video programming can purchase premium services, such as HBO and Showtime.

TWC’s video subscribers pay a fixed monthly fee based on the video programming tier they receive. Subscribers to specialized tiers and premium services are charged an additional monthly fee, with discounts generally available for the purchase of packages of more than one such service. The rates TWC can charge for its BST service and certain video equipment, including set-top boxes, are subject to regulation under federal law. See “Regulatory Matters — Cable System Regulation.”

Transmission Technology. TWC’s customers may receive video service through analog transmissions, a combination of digital and analog transmissions or, in systems where TWC has fully deployed digital simulcast, digital transmissions only. Customers who receive any level of video service via digital transmissions are referred to as “digital video subscribers.” As of December 31, 2007, 50% of TWC’s homes passed, or approximately 13.3 million customers, were basic video subscribers and of those, approximately 8.0 million (or 61%) were digital video subscribers.

Digital video subscribers using a TWC-provided set-top box generally have access to an interactive program guide, Video on Demand (“VOD”), which is discussed below, music channels and seasonal sports packages. Digital video subscribers who receive premium services generally also receive “multiplex” versions of these services.

On-Demand Services. On-Demand services are available to digital video subscribers using a set-top box provided by TWC. Available On-Demand services include a wide selection of featured movies and special events, for which separate per-use fees are generally charged, and free access to selected movies, programs and program excerpts from cable networks, music videos, local programming and other content. In addition, premium service (e.g., HBO) subscribers receiving services via a digital set-top box provided by TWC generally have access to the premium service’s On-Demand content without additional fees.

Enhanced TV Services. TWC is expanding the use of VOD technology to introduce additional enhancements to the video experience. For instance, TWC has launched Start Over, which allows digital video subscribers using a set-top box provided by TWC to restart select “in progress” programs airing on participating cable and broadcast networks directly from the relevant channel, without the ability to fast-forward through commercials. Start Over was available to over one million digital video subscribers as of December 31, 2007, and TWC plans to continue to roll out Start Over in 2008. TWC has begun rolling out other Enhanced TV features such as Look Back, which utilizes the Start Over technology to allow viewing of previously aired programs, and Quick Clips, which allows customers to view short-form content tied to the cable or broadcast network then being watched. TWC is also working to make available Catch Up, which will allow customers to view previously aired programs they have missed.

DVRs. Set-top boxes equipped with digital video recorders (“DVRs”), among other things, enable customers to pause and/or rewind “live” television programs and record programs on a hard drive built into the set-top box.

Subscribers pay an additional monthly fee for TWC’s DVR service. As of December 31, 2007, 42%, or approximately 3.4 million, of TWC’s digital video subscribers also subscribed to its DVR service.

HD Television. In its more advanced divisions, TWC offers between 30 and 40 channels of high-definition (“HD”) television, or HDTV, and expects to add additional programming during 2008. In most divisions, HD simulcasts are provided at no additional charge, and additional charges apply only for HD channels that do not have standard definition counterparts. In addition to its linear HD channels, TWC also offers VOD programming in HD.

Residential High-speed Data Services

As of December 31, 2007, TWC offered residential high-speed data services to nearly all of its homes passed and approximately 7.6 million customers, or 29% of estimated high-speed data service-ready homes, subscribed to a residential high-speed data service. High-speed data subscribers connect to TWC’s cable systems using a cable modem, and pay a flat monthly fee based on the level of service received. In virtually all of its systems, TWC offers four tiers of its Road Runner high-speed data service: Turbo, Standard, Basic and Lite. The tiers offer different speeds at different monthly fees.

TWC’s Road Runner service provides communication tools and personalized services, including e-mail, PC security, parental controls, news groups and online radio, without any additional charge. The Road Runner portal provides access to content and media from local, national and international providers and topic-specific channels, including games, news, sports, autos, kids, music, movie listings and shopping sites.

High-speed data services are delivered through TWC’s hybrid fiber coaxial (“HFC”) network, regional fiber networks that are either owned or leased from third parties and through backbone networks that provide connectivity to the Internet and are operated by third parties. TWC pays fees for leased circuits based on the amount of capacity available to TWC and pays for Internet connectivity based on the amount of data traffic received from and sent over the provider’s backbone network. TWC also has entered into a number of “settlement-free peering” arrangements with affiliated and third-party networks that allow TWC to exchange traffic with such networks without a fee.

In addition to Road Runner, most of TWC’s cable systems provide their high-speed data subscribers with access to the services of certain other on-line providers, including Earthlink.

Residential Voice Services

Digital Phone. TWC has offered its Digital Phone service broadly since 2004. Under TWC’s primary calling plan, its customers receive unlimited local, in-state and U.S., Canada and Puerto Rico calling and a number of calling features for a fixed monthly fee. TWC also offers additional calling plans with a variety of calling options that are designed to meet customers’ particular usage patterns, including a local-only calling plan, an unlimited in-state calling plan and an international calling plan.

As of December 31, 2007, approximately 2.9 million customers, or 12% of estimated voice service-ready homes passed, subscribed to Digital Phone. Since no comparable Internet protocol (“IP”)-based telephony service was available in the systems acquired in and retained after the 2006 transactions with Adelphia and Comcast (the “Acquired Systems”) at the time of the closing of the transactions, the continued introduction of Digital Phone in the Acquired Systems, separately and as part of a bundle, was a high priority for TWC during 2007. TWC started selling Digital Phone in the Acquired Systems in 2007 and, as of December 31, 2007, the launch of Digital Phone to residential customers in the Acquired Systems was substantially complete.

Digital Phone is delivered over the same system facilities used by TWC to provide video and high-speed data services. Under a multi-year agreement between TWC and Sprint Nextel Corporation (“Sprint”), Sprint assists TWC in providing Digital Phone service by routing voice traffic to and from destinations outside of TWC’s network via the public switched telephone network, delivering Enhanced 911 service and assisting in local number portability and long-distance traffic carriage. Unlike Internet phone providers, such as Vonage Holdings Corp. (“Vonage”), TWC does not utilize the public Internet to transport telephone calls.

Commercial Services

TWC has provided video and high-speed data services to businesses for over a decade and, in 2007, it introduced a commercial Digital Phone service, Business Class Phone, geared to small- and medium-sized businesses. The introduction of Business Class Phone enables TWC to offer its commercial customers a bundle of video, high-speed data and voice services and to compete against bundled services from its competitors.

Video Services. TWC offers business customers a full range of video programming tiers marketed under the “Time Warner Cable Business Class” brand. Packages are designed to meet the demands of a business environment by offering a wide variety of video services that enable businesses to entertain customers or stay abreast of news, weather and financial information.

High-speed Data Services. TWC offers business customers a variety of high-speed data services, including Internet access, website hosting and managed security. These services are offered to a broad range of businesses and are also marketed under the “Time Warner Cable Business Class” brand. Business subscribers pay a flat monthly fee, which differs from the fee paid by residential subscribers, based on the level of service received. As of December 31, 2007, TWC had 280,000 commercial high-speed data subscribers. In addition, TWC provides its high-speed data services to other cable operators for a fee, who in turn provide high-speed data services to their customers.

Voice Services. In addition to TWC’s existing commercial video and high-speed data businesses, TWC recently introduced Business Class Phone, a business-grade phone service geared to small- and medium-sized businesses. TWC rolled out Business Class Phone in the majority of its systems during 2007 and expects to complete the roll-out of Business Class Phone in the remainder of its systems during 2008.

Commercial Networking and Transport Services. TWC provides dedicated transmission capacity on its network to customers that desire high-bandwidth connections between locations. TWC also offers point-to-point circuits to wireless telephone providers and other carriers and wholesale customers.

Advertising

TWC also generates revenues by selling advertising time to a variety of national, regional and local businesses. As part of the agreements under which it acquires video programming, TWC generally receives an allocation of scheduled advertising time in such programming, generally two or three minutes per hour, into which its systems can insert commercials. The clustering of TWC’s systems expands the number of viewers that TWC reaches within a local designated market area, which helps its local advertising sales business to compete more effectively with broadcast and other media. In addition, TWC has a strong presence in the country’s two largest advertising market areas, New York City and Los Angeles. TWC is also exploring various means by which it could utilize its advanced services, such as VOD and interactive TV, to increase advertising revenues.

Technology

Cable Systems. TWC transmits its video, high-speed data and voice signals on an HFC network. As of December 31, 2007, according to TWC’s estimates, approximately 98% of all homes passed by TWC’s cable systems were served by plant that had been upgraded to provide at least 750 megahertz of capacity. TWC believes that its network architecture is sufficiently flexible and extensible to support its current requirements. However, in order for TWC to continue to innovate and deliver new services to its customers, as well as meet its competitive needs, TWC anticipates that it will need to use more efficiently the bandwidth available to its systems over the next few years. TWC believes that this can be achieved largely without costly upgrades. For example, to accommodate increasing numbers of HDTV channels and other demands for greater capacity in its network, TWC is deploying a technology known as switched digital video (“SDV”). By using SDV, only those channels that are being watched within a given grouping of households are transmitted to those households. Since it is generally the case that not all channels are being watched at all times by a given group of households, this frees up capacity that can then be made available for other uses.

Set-top Boxes. TWC’s digital video subscribers must have either a digital set-top box or a “digital cable-ready” television or similar device equipped with a CableCARDtm. However, a “digital cable-ready” television or similar device equipped with a CableCARD cannot receive certain digital signals and signals for premium programming that are necessary to receive TWC’s two-way video services, such as VOD and the interactive program guide. In order to receive TWC’s two-way video services, customers generally must have a digital set-top box provided by TWC. TWC purchases set-top boxes and CableCARDs from a limited number of suppliers and leases these devices to subscribers at monthly rates.

Video Programming

TWC carries local broadcast stations pursuant to either the Federal Communications Commission (“FCC”) “must carry” rules or a written retransmission consent agreement with the relevant station owner. For more information, see “Regulatory Matters — Cable System Regulation — Communications Act and FCC Regulation — Carriage of Broadcast Television Stations and Other Programming Regulation.” TWC currently has multi-year transmission consent agreements in place with most of the retransmission consent stations it carries. Cable networks and premium services are carried pursuant to written affiliation agreements, usually with a term of between three and seven years. TWC generally pays a fixed monthly per-subscriber fee for such services. Payments to the providers of some premium services may be based on a percentage of TWC’s gross receipts from subscriptions to the service. Generally, TWC obtains rights to carry VOD movies and Pay-Per-View events through iN Demand L.L.C., a company in which TWC holds a minority interest. In some instances, TWC contracts directly with film studios for VOD carriage rights for movies. Such VOD content is generally provided to TWC under revenue-sharing arrangements.

Wireless Joint Venture

TWC is a participant in a wireless spectrum joint venture with several other cable companies, which, in November 2006, was awarded certain advanced wireless spectrum licenses in an FCC auction.

Competition

TWC faces intense competition from a variety of alternative information and entertainment delivery sources, principally from direct-to-home satellite video providers and certain telephone companies, each of which offers a broad range of services through increasingly varied technologies that provide features and functions comparable to those provided by TWC. The services are also offered in bundles of video, high-speed data and voice services similar to TWC’s and, in certain cases, these offerings include wireless services. The availability of these bundled service offerings has intensified competition. In addition, technological advances will likely increase the number of alternatives available to TWC’s customers from other providers and intensify the competitive environment. See “Risk Factors — Risks Related to Cable Competition.”

Principal Competitors

Direct Broadcast Satellite. TWC’s video services face competition from direct broadcast satellite (“DBS”) services, such as DISH Network Corporation (“Dish Network”) and DirecTV Group Inc. (“DirecTV”). Dish Network and DirecTV offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. These providers offer aggressive promotional pricing, exclusive programming (e.g., “NFL Sunday Ticket,” which is available only to DirecTV) and video services that are comparable in many respects to TWC’s analog and digital video services, including TWC’s DVR service and some of its interactive programming features. These providers are also working to increase the number of HDTV channels they offer in order to differentiate their service from services offered by cable operators. In some areas, incumbent local telephone companies and DBS operators have entered into co-marketing arrangements that allow both parties to offer synthetic bundles (i.e., video service provided principally by the DBS operator, and digital subscriber line (“DSL”), traditional phone service and, in some cases, wireless service provided by the telephone company).

Local Telephone Companies. TWC’s high-speed data and Digital Phone services face competition from the DSL, wireless broadband and traditional and wireless phone offerings of incumbent local telephone companies, especially AT&T Inc. (“AT&T”) and Verizon Communications Inc. (“Verizon”), and also some smaller local telephone companies. AT&T and Verizon have undertaken fiber optic upgrades of their networks, and the technologies they are using, such as fiber-to-the-node (“FTTN”) and fiber-to-the-home (“FTTH”), are capable of carrying two-way video, high-speed data with substantial bandwidth and IP-based telephony services, each of which is similar to the corresponding services offered by TWC. In addition, these telephone companies can market and sell service bundles of video, high-speed data and voice services plus wireless services provided by the telephone companies’ owned or affiliated companies.

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

Other Competition and Competitive Factors

In addition to competing with the video, high-speed data and voice services offered by DBS providers, local incumbent telephone companies, cable overbuilders and SMATVs, each of TWC’s services also faces competition from other companies that provide services on a stand-alone basis.

Video Competition. TWC’s video services face competition on a stand-alone basis from a number of different sources, including local television broadcast stations that provide free over-the-air programming that can be received using an antenna and a television set; local television broadcasters, which in selected markets sell digital subscription services; and video programming delivered over broadband Internet connections. TWC’s VOD services compete with online movie and other services, which are delivered over broadband Internet connections, online order services with mail delivery and with video stores and home video services.

“Online” Competition. TWC’s high-speed data services face or may face competition from a variety of companies that offer other forms of online services, including low cost dial-up services over ordinary telephone lines, and developing technologies, such as Internet service via power lines, satellite and various wireless services (e.g., Wi-Fi), including those of local municipalities.

Digital Phone Competition. TWC’s Digital Phone service also competes with wireless phone providers and national providers of IP-based telephony products such as Vonage. The increase in the number of different technologies capable of carrying voice services has intensified the competitive environment in which TWC operates its Digital Phone service.

Commercial Competition. TWC’s commercial video, high-speed data, voice and networking and transport services face competition from local incumbent telephone companies, especially AT&T and Verizon, as well as from a variety of other national and regional business services competitors.

FILMED ENTERTAINMENT

The Company’s Filmed Entertainment businesses produce and distribute theatrical motion pictures, television shows, animation and other programming, distribute home video product, and license rights to the Company’s feature films, television programming and characters. All of the foregoing businesses are principally conducted by various subsidiaries and affiliates of Warner Bros. Entertainment Inc., known collectively as the Warner Bros. Entertainment Group (“Warner Bros.”), and New Line Cinema Corporation (“New Line”). The Company is exploring increased operational efficiencies within the Filmed Entertainment segment, including the potential for a closer strategic integration of the New Line business with Warner Bros.

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

Warner Bros.’ strategy focuses on offering a diverse slate of films with a mix of genres, talent and budgets that includes several “event” movies per year. In response to the high cost of producing theatrical films, Warner Bros. has entered into certain film co-financing arrangements with other companies, decreasing its financial risk while in most cases retaining substantially all worldwide distribution rights. During 2007, Warner Bros. and WIP released a total of 28 original motion pictures for theatrical exhibition, including 300, Ocean’s Thirteen, Harry Potter and the Order of the Phoenix and I Am Legend. Of the total 2007 releases, eight were wholly financed by Warner Bros. and 20 were financed with or by others.

Warner Bros. has co-financing arrangements with Village Roadshow Pictures and Legendary Pictures, LLC. Additionally, Warner Bros. has an exclusive distribution arrangement with Alcon Entertainment for distribution of all of Alcon’s motion pictures in domestic and certain international territories. In 2006, Warner Bros. also entered into an exclusive multi-year distribution agreement with Dark Castle Holdings, LLC, under which Warner Bros. will distribute 15 Dark Castle feature films in the U.S. and, generally, in all international territories. Each of these feature films will be 100% financed by Dark Castle.

WIP produces or acquires smaller budget and alternative films for domestic and/or worldwide release. WIP released five films during 2007, including In the Valley of Elah.

Warner Bros. distributes feature films for theatrical exhibition to more than 125 international territories. In 2007, Warner Bros. released internationally 19 English-language motion pictures and 28 local-language films that it either produced or acquired.

After their theatrical exhibition, Warner Bros. licenses its newly produced films, as well as films from its library, for distribution on broadcast, cable, satellite and pay television channels both domestically and internationally, and, as further discussed below, it also distributes its films on DVD and in various digital formats.

New Line Cinema

Theatrical films are also produced and distributed by New Line, a leading independent producer and distributor of theatrical motion pictures. Included in its 13 films released during 2007 were Hairspray, Rush Hour 3 and The Golden Compass. Like Warner Bros., New Line releases a diverse slate of films with an emphasis on building and leveraging franchises. As part of its strategy for reducing financial risk and dealing with the rising cost of film production, New Line typically pre-sells the international rights to its releases on a territory-by-territory basis, while still retaining a share of each film’s potential profitability in those foreign territories. New Line also has entered into a two-year co-financing transaction arranged by The Royal Bank of Scotland that began in February 2007.

Picturehouse, a theatrical distribution company formed in 2005 and jointly owned by New Line and Home Box Office, Inc., is also a producer and distributor of independent films. This venture released eight films in 2007, including La Vie En Rose and The Orphanage.

Home Entertainment

Warner Home Video (“WHV”), a division of Warner Bros. Home Entertainment Inc. (“WBHE”), distributes for home video use DVDs containing filmed entertainment product produced or otherwise acquired by the Company’s various content-producing subsidiaries and divisions, including Warner Bros. Pictures, Warner Bros. Television, New Line, Home Box Office and Turner Broadcasting System. Significant WHV releases during 2007 included 300, Ocean’s Thirteen and Harry Potter and the Order of the Phoenix. WHV produces and distributes DVDs from new content generated by the Company as well as from the Company’s extensive filmed entertainment library of thousands of feature films, television titles and animated titles. WHV also distributes other companies’ product, including DVDs for BBC, National Geographic and national sports leagues in the U.S., and has similar distribution relationships with producers outside the U.S.

WHV sells and licenses its product for resale in the U.S. and in major international territories to retailers and wholesalers through its own sales force, with warehousing and fulfillment handled by third parties. DVD product is replicated by third parties, with replication for the U.S., Canada, Europe and Mexico provided for under a long-term contract. In some countries, WHV’s product is distributed through licensees. WHV distributes packaged media product in the standard-definition DVD format and, in 2007, it distributed product in both of the HD DVD and Blu-ray high-definition formats. In January 2008, WHV announced that, commencing in the second quarter of 2008, it would distribute its high-definition products exclusively in the Blu-ray high-definition format.

Warner Premiere, a division of Warner Specialty Films Inc. established in 2006, develops and produces filmed entertainment that is distributed initially though DVD sales (“direct-to-video”) and short-form content that is distributed through online and wireless platforms. Warner Premiere released three direct-to-video titles in 2007.

Warner Bros. Interactive Entertainment (“WBIE”), a division of WBHE, licenses and produces interactive videogames for a variety of platforms based on Warner Bros.’ and DC Comics’ properties, as well as original game properties produced by it and its subsidiary, Monolith Productions Inc. In 2007, WBIE expanded its business to include games publishing, utilizing the global supply chain infrastructure of WHV, and entered into games distribution agreements with Brash Entertainment, LLC, TT Games Limited (“TT Games”) and The Codemasters Software Company Limited. In 2007, WBIE distributed 23 game titles in North America, including Looney Tunes ACME Arsenal and its companion game Duck Amuck, Alvin and The Chipmunks and Dirt. In 2008, WBIE plans to release a number of new games and expand its game publishing operations into international territories.

In December 2007, WBHE acquired TT Games, which includes Traveller’s Tales, one of the world’s largest independent game developers, and TT Games Publishing, the U.K.-based game publisher of the Lego Star Wars and BIONICLE Heroes videogames.

Television

Warner Bros. Television Group (“WBTVG”) is one of the world’s leading suppliers of television programming, distributing programming in the U.S. as well as in more than 200 international territories and in more than 45 languages. WBTVG both develops and produces new television series, made-for-television movies, reality-based entertainment shows and animation programs and also licenses programming from the Warner Bros. library for exhibition on media all over the world.

WBTVG programming is primarily produced by Warner Bros. Television (“WBTV”), a division of WB Studio Enterprises Inc. that produces primetime dramatic and comedy programming for the major broadcast networks and for cable networks; Warner Horizon Television Inc. (“Warner Horizon”), which specializes in unscripted programming for broadcast networks as well as scripted and unscripted programming for cable networks; and Telepictures Productions Inc. (“Telepictures”), which specializes in reality-based and talk/variety series for the syndication and daytime markets. For the 2007-08 season, WBTV is producing, among others, Smallville and Gossip Girl for The CW Television Network (“The CW”) and Two and a Half Men, Without a Trace, Cold Case, The Big Bang Theory, Pushing Daisies and ER for other broadcast networks. WBTV also produces original series for cable networks, including The Closer and Nip/Tuck. Warner Horizon produces the primetime reality series The Bachelor. Telepictures produces first-run syndication staples such as Extra and the talk shows The Ellen DeGeneres Show and Tyra, as well as TMZ, a series based on the top entertainment website TMZ.com.

Warner Bros. Animation Inc. (“WBAI”) is responsible for the creation, development and production of contemporary animated television programming and original made-for-DVD releases, including the popular Scooby Doo and Tom and Jerry series. WBAI also oversees the creative use of, and production of animated programming based on, classic animated characters from Warner Bros., including Looney Tunes, and from the Hanna-Barbera and DC Comics libraries.

Digital Media

WBTVG’s online destination, TMZ.com, a joint venture with AOL, is the number-one entertainment news website in the U.S., according to comScore Media Metrix. In November 2007, WBTVG launched a second online destination, MomLogic.com, which also serves as the portal of an online advertising network targeting mothers. WBTVG plans to launch a third destination site featuring animated properties from the Looney Tunes, Hanna-Barbera and DC Comics libraries in the second quarter of 2008. In 2007, WBTVG’s digital production venture, Studio 2.0, which works with creative talent and advertisers to create original live action and animated short form programming for broadband and wireless devices, developed and/or produced more than two dozen new live action, short form programs for distribution in 2008.

Many of WBTVG’s current on-air television series are available on demand via broadband and wireless streaming and downloading and cable VOD platforms under agreements entered into with the broadcast and cable networks exhibiting the series. Pursuant to those agreements, the networks have the right to offer each series episode on demand for a limited period of time after the episode airs and WBTVG retains the right to offer permanent downloads of current episodes during the same timeframe and, increasingly, WBTVG has the right to offer online streaming of current series episodes at the end of a broadcast year. Internationally, in 2007, WBTVG launched five Warner Bros. branded on-demand program channels: three in the U.K., one in France and one in Japan.

Warner Bros. Digital Distribution (“WBDD”), a division of WBHE, enters into domestic and international licensing arrangements for distribution of Warner Bros.’ film and television programming through VOD and/or permanent download or electronic sell-through (“EST”) via online, cable and wireless services. WBDD has VOD and EST licenses with Apple Inc. for iTunes, Amazon.com, Inc. for Unbox, Microsoft Corporation for Xbox 360 and with Netflix, Inc. for movies via its subscription VOD service, as well as licenses with local online retailers in various international territories including Europe, Asia and Latin America. In 2007, WBDD commenced testing with Comcast and TWC in limited markets the release of films in VOD on the same date as their release on DVD. WBDD plans to expand this “day and date” release strategy for VOD in 2008 both domestically and internationally. WBDD has also worked with WHV to develop programs that make electronic copies of new release movies available to consumers who purchase DVDs, either by entering a code contained in the DVD packaging that allows consumers to download a file containing the film or by including an electronic copy of the film directly on the DVD that the consumer can upload. In 2007, electronic copies of movies were made available to purchasers of DVDs on four home video titles, and WBDD plans to expand this program in 2008.

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

Warner Bros. and CBS Corporation (“CBS”) each have a 50% interest in The CW, a broadcast network launched at the beginning of the Fall 2006 broadcast season. For additional information, see “Networks,” below.

Warner Bros. International Cinemas Inc. holds interests, either wholly owned or through joint ventures, in 88 multi-screen cinema complexes, with over 700 screens in Japan, Italy and the U.S.

DC Comics, wholly owned by the Company, publishes a wide array of graphic novels and an average of over 80 comic book titles per month, featuring such popular characters as Superman, Batman, Wonder Woman and The Sandman. DC Comics also derives revenues from motion pictures, television, videogames and merchandise. The Company also owns E.C. Publications, Inc., the publisher of MAD magazine.

In September 2007, Warner Bros. entered into a long-term, multi-faceted strategic alliance with ALDAR Properties PJSC, an Abu Dhabi real estate development company, and Abu Dhabi Media Company, a newly established media company owned by the Abu Dhabi government, to develop certain entertainment related projects in Abu Dhabi. Some of the initial projects under the strategic alliance will include the creation of a theme park and resort hotel branded with Warner Bros. intellectual property, the development of jointly owned multiplex theatres, an agreement for the co-financing and distribution of interactive video games and a film co-financing and distribution arrangement.

Competition

The production and distribution of theatrical motion pictures, television and animation product and DVDs are highly competitive businesses, as each vies with the other, as well as with other forms of entertainment and leisure time activities, including Internet streaming and downloading, websites providing social networking and user-generated content, interactive games and other online activities, for consumers’ attention. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of broadcast networks and basic cable and pay television services now available. Despite this increasing variety of networks and services, access to primetime and syndicated television slots has actually tightened as networks and owned and operated stations increasingly source programming from content producers aligned with or owned by their parent companies. There is active competition among all production companies in these industries for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent distributors as well as major studios. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace.

Warner Bros. also competes in its character merchandising and other licensing activities with other licensors of character, brand and celebrity names.

NETWORKS

The Company’s Networks business consists principally of domestic and international networks and pay television programming services. The networks owned by Turner Broadcasting System, Inc. (“Turner”) are collectively referred to herein as the “Turner Networks.” Pay television programming consists of the multi-channel HBO and Cinemax pay television programming services (collectively, the “Home Box Office Services”) operated by Home Box Office, Inc. (“Home Box Office”).

The programming of the Turner Networks and the Home Box Office Services (collectively, the “Networks”) is distributed via cable, satellite and other distribution technologies.

The Turner Networks generate revenues principally from the sale of advertising (other than Turner Classic Movies and Boomerang, which sell advertising only in certain European markets) and from the receipt of monthly subscriber fees paid by cable system operators, satellite distribution services, telephone companies, hotels and other customers (known as affiliates) that have contracted to receive and distribute such networks. The Home Box Office Services generate revenues principally from fees paid by affiliates for the delivery of the Home Box Office Services to subscribers, who are generally free to cancel their subscriptions at any time. Home Box Office’s agreements with its affiliates are typically long-term arrangements that provide for annual service fee increases and retail promotion activities and have fee arrangements that are generally related to the number of subscribers served by the affiliate. The Home Box Office Services and their affiliates engage in ongoing marketing and promotional activities to retain existing subscribers and acquire new subscribers. Home Box Office also derives revenues from its original films and series through the sale of DVDs, as well as from its licensing of original programming in syndication and to basic cable channels.

Advertising revenues consist of consumer advertising, which is sold primarily on a national basis in the U.S. and on a pan-regional or local-language feed basis outside of the U.S. Advertising contracts generally have terms of one year or less. Outside of the U.S., advertising is generally sold on a per-spot basis. Advertising revenues are generated from a wide variety of categories, including food and beverage, financial and business services, entertainment, tourism, pharmaceuticals and medical, and automotive. In the U.S., advertising revenues are a function of the size and demographics of the audience delivered, the “CPM,” which is the cost per thousand viewers delivered, and the number of units of time sold. Units sold and CPMs are influenced by the quantitative and qualitative characteristics of the audience of each network, as well as overall advertiser demand in the marketplace.

Turner Networks

Domestic Networks

Turner’s entertainment networks include two general entertainment networks, TBS, which reached approximately 97.2 million U.S. television households as reported by Nielsen Media Research (“U.S. television households”) as of December 2007; and TNT, which reached approximately 96.3 million U.S. television households as of December 2007; as well as Cartoon Network (including Adult Swim, its overnight block of contemporary animation aimed at adults), which reached approximately 95.5 million U.S. television households as of December 2007; truTV (formerly Court TV), which reached approximately 90.7 million U.S. television households as of December 2007; Turner Classic Movies, a commercial-free network presenting classic films; and Boomerang, an animation network featuring classic cartoons. High definition feeds of both TBS and TNT are available. Programming for these entertainment networks is derived, in part, from the Company’s film, made-for-television and animation libraries to which Turner or other divisions of the Company own the copyrights, sports programming and licensed programming, including network movie premieres and original and syndicated series. Effective January 1, 2008, Court TV was renamed truTV as part of a rebranding initiative that also included expansion of the network’s programming to emphasize real-life stories.

For its sports programming, Turner has a programming rights agreement with the National Basketball Association (“NBA”) to produce and telecast a certain number of regular season and playoff games on TNT through the 2015-16 season. In January 2008, Turner entered into a separate agreement with the NBA, effective for the 2008-09 season through the 2015-16 season, under which Turner and the NBA will jointly manage a portfolio of the NBA’s digital businesses. Turner also has a programming rights agreement with Major League Baseball to produce and telecast a certain number of regular season and playoff games on TBS that began with the 2007 season playoffs and continues through the 2013 season. In addition, Turner has secured rights to produce and telecast certain NASCAR Sprint Cup Series races from 2007 through 2014.

In May 2007, the Company transferred the Atlanta Braves baseball franchise (the “Braves”), formerly owned by Turner, to Liberty Media Corporation (“Liberty”) in a transaction involving the exchange of shares of Time Warner common stock by Liberty for a subsidiary of the Company that owned assets including the Braves and cash. For further information regarding this transaction, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Developments.”

Turner’s CNN and CNN Headline News networks, 24-hour per day cable television news services, reached approximately 96.4 million U.S. television households and 95.9 million U.S. television households, respectively, as of December 2007. A high definition feed of CNN also is available. As of December 31, 2007, CNN managed 39 news bureaus and editorial operations, of which 10 are located in the U.S. and 29 are located around the world.

International Networks

Turner’s entertainment and news networks are distributed to multiple distribution platforms such as cable and IPTV systems, satellite platforms, mobile operators and broadcasters for delivery to households, hotels and other viewers around the world.

The entertainment networks distribute approximately 50 region-specific versions and local-language feeds of Cartoon Network, Boomerang, Turner Classic Movies and TNT in over 175 countries around the world. In collaboration with IPC Media’s Nuts magazine, in the U.K., Turner distributes Nuts TV, a live programming block for men complemented by a related website. In the U.K. and Ireland, Turner distributes Cartoonito, an all-action animation network, and in India and certain other South Asian territories, it distributes Pogo, an entertainment network for children.

In October 2007, Turner completed the acquisition of seven pay television networks and the sales representation rights for eight third-party-owned networks operating principally in Latin America from Claxson Interactive Group, Inc. The seven pay television networks are entertainment networks that vary in content, including movies, series, fashion and music.

CNN International, an English language news network, reached more than 200 countries and territories as of the end of 2007. CNN International is comprised of network feeds in five separate regions: Europe/Middle East/Africa, Asia Pacific, South Asia, Latin America and North America. CNN Headline News is distributed in Canada, the Caribbean and parts of Latin America; CNN en Español is a separate Spanish language news network distributed primarily in Latin America.

In a number of regions, Turner has launched local-language versions of its channels through joint ventures with local partners. These include CNN+, a Spanish language 24-hour news network distributed in Spain; CNN Turk, a Turkish language 24-hour news network available in Turkey and the Netherlands; CNNj, an English-with-Japanese-translation news service in Japan; Cartoon Network Korea, a local-language 24-hour channel for kids; and BOING, an Italian language 24-hour kids animation network. CNN content is distributed through CNN-IBN, a co-branded, 24-hour, English language general news and current affairs channel in India. Turner also has interests in a Mandarin language general entertainment service in China (CETV). In January 2008, Turner, along with a local partner, launched Cartoon Network Turkey, and in March 2008 plans to launch TNT Turkey, both Turkish language channels distributed in Turkey.

Websites

In addition to its networks, Turner manages various websites that generate revenues from commercial advertising and, in some cases, consumer subscription fees. CNN has multiple websites, including CNN.com and several localized editions that operate in Turner’s international markets. CNN also operates CNNMoney.com in collaboration with Time Inc.’s Money, Fortune and FSB: Fortune Small Business magazines. Turner operates the NASCAR websites NASCAR.com and NASCAR.com en Español, a Spanish language website launched in 2007, under an agreement with NASCAR through 2014, and the PGA’s and PGA Tour’s websites, PGA.com and PGATour.com, respectively, under agreements with the PGA and the PGA Tour through 2011. Turner also operates CartoonNetwork.com, a popular advertiser-supported site in the U.S., as well as 36 international sites affiliated with the regional children’s services feeds. In addition, Turner operates GameTap, a direct-to-consumer broadband gaming service offering access to over 900 classic and contemporary video games, Play On!, a broadband subscription service providing Atlantic Coast Conference basketball games and other sports, VeryFunnyAds.com, a website featuring comic television commercials from around the world, and SuperDeluxe.com, a website featuring original comedic content.

Home Box Office

HBO, operated by Home Box Office, is the nation’s most widely distributed premium pay television service. Including HBO’s sister service, Cinemax, the Home Box Office Services had approximately 40.6 million subscriptions as of December 31, 2007. Both HBO and Cinemax are made available on a number of multiplex channels and in high definition. Home Box Office also offers HBO On Demand and Cinemax On Demand, subscription products that enable digital cable subscribers who subscribe to the HBO and Cinemax services to view programs at a time of their choice.

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

HBO is also defined by its award-winning original dramatic and comedy series, movies and mini-series such as The Sopranos, Entourage, Rome and Curb Your Enthusiasm, and boxing matches and sports news programs, as well as comedy specials, family programming and documentaries. In 2007, among other awards, HBO won 21 Primetime Emmys® — the most of any network — as well as three Sports Emmys®.

HBO also generates revenues from the exploitation of its original programming through multiple distribution outlets. HBO Video markets a variety of HBO’s original programming on DVD. HBO licenses its original series, such as The Sopranos and Sex and the City, to basic cable channels and has also licensed Sex and the City in syndication. The Home Box Office-produced show Everybody Loves Raymond, which aired for nine seasons on broadcast television, is currently in syndication as well. Home Box Office content is also distributed by AT&T Mobility LLC (as successor to Cingular Wireless LLC) and Vodafone Group Services Limited on their respective domestic and international mobile services. In addition, through various pay television joint ventures, HBO-branded services are distributed in more than 50 countries in Latin America, Asia and Central Europe.

The CW

Launched at the beginning of the Fall 2006 broadcast season, The CW broadcast network is a 50-50 joint venture between Warner Bros. and CBS. The CW’s schedule includes, among other things, a six night-13 hour primetime lineup with programming such as America’s Next Top Model, Gossip Girl, Everybody Hates Chris, Smallville and Supernatural, as well as a five-hour block of animated children’s programming on Saturday mornings. As of December 31, 2007, The CW was carried nationally by affiliated television stations covering 94% of U.S. television households. Among the affiliates of The CW are 14 stations owned by Tribune Broadcasting and 9 CBS-owned stations.

Competition

Each of the Networks competes with other television programming services for marketing and distribution by cable, satellite and other distribution systems. Each of the Networks also competes for viewers’ attention and audience share with all other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, other pay and basic cable television services, motion pictures, home video, pay-per-view and video-on-demand services, online activities, including Internet streaming and downloading, and other forms of news, information and entertainment. In addition, the Networks face competition for programming from those same commercial television networks, independent stations, and pay and basic cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors. Each of the Turner Networks and Turner’s websites compete for advertising with numerous direct competitors and other media.

The Networks’ production divisions compete with other producers and distributors of programming for air time on broadcast, cable and DBS networks, independent commercial television stations and pay and basic cable television services. The Networks’ production divisions also compete with other production companies for the services of producers, directors, writers, actors and others and for the acquisition of literary properties.

PUBLISHING

The Company’s publishing business is conducted primarily by Time Inc., a wholly owned subsidiary of the Company, either directly or through its subsidiaries. Time Inc. is the largest magazine publisher in the U.S. based on advertising revenues, as measured by Publishers Information Bureau (“PIB”). In addition to publishing magazines, Time Inc. also operates a number of websites, as well as certain direct-marketing and direct-selling businesses.

Magazines and Websites

As of December 31, 2007, Time Inc. published over 120 magazines worldwide, with over 20 in the U.S. and over 100 in the U.K., Mexico and other countries. These magazines generally appeal to the broad consumer market and include People, Sports Illustrated, InStyle, Southern Living, Real Simple, Time, Cooking Light, Entertainment Weekly and What’s On TV. In addition, Time Inc. operates over 40 websites worldwide, such as CNNMoney.com, SI.com and People.com, that collectively had average monthly unique visitors of over 23 million worldwide in 2007, according to Nielsen Media Research in the U.S. and comScore Media Metrix in the U.K. In March 2007, Time Inc. sold its Parenting Group and most of its Time4 Media magazine titles, consisting of 18 of Time Inc.’s smaller niche magazines, to a subsidiary of Bonnier AB, a Swedish media company.

In recent years, Time Inc. has expanded its publishing business most significantly through developing and acquiring websites. Time Inc.’s largest websites publish original content as well as content from Time Inc.’s magazines. In addition, Time Inc. continues to expand through the development of new magazines, licensed international editions and product extensions, including books and television.

Publishing

Generally, each magazine and website published by Time Inc. in the U.S. has an editorial staff under the supervision of a managing editor and a business staff under the management of a president or publisher. Magazine production and distribution activities and Internet technology activities are generally centralized. Fulfillment activities for Time Inc.’s U.S. magazines are generally administered from a centralized facility in Tampa, Florida.

Time Inc.’s major magazines and websites are described below:

People is a weekly magazine that reports on celebrities and other newsworthy individuals. People magazine generated 16% of Time Inc.’s revenues in 2007. People has expanded its franchise to include: People en Español, a monthly Spanish-language magazine aimed primarily at U.S. Hispanic readers; People Style Watch, a monthly magazine aimed at U.S. style-conscious younger readers; People.com, a leading website for celebrity news, photos and entertainment coverage; and PeopleEnEspañol.com, a bilingual website aimed primarily at the U.S. Hispanic audience.

Sports Illustrated is a weekly magazine that covers sports. Sports Illustrated for Kids is a monthly sports magazine intended primarily for pre-teenagers. Golf, a leading monthly golf title, is managed by the Sports Illustrated group. SI.com is a leading sports news website that provides up-to-the-minute scores and sports news 24/7, as well as statistics and analysis of domestic and international professional sports, as well as college and high school sports. SI.com operates FanNation.com, a social-media, community site for sports fans and fantasy sports enthusiasts that was acquired by Time Inc. in 2007.

InStyle, a monthly magazine, and InStyle.com, a related website, focus on celebrity, lifestyle, beauty and fashion. Time Inc. also publishes InStyle in the U.K. and Mexico through wholly owned subsidiaries.

Real Simple, a monthly magazine, and RealSimple.com, a related website, focus on life, home, body and soul and provide practical solutions to make women’s lives easier. In addition, Real Simple’s weekly television series aired its second season on PBS in 2007.

Time is a weekly newsmagazine that summarizes the news and interprets the week’s events, both national and international. Time also has four weekly English-language editions that circulate outside the U.S. Time for Kids is a weekly current events newsmagazine for children, ages 5 to 13. TIME.com provides breaking news and analysis, giving its readers access to its 24-hour global news gathering operation and its vast archive.

Entertainment Weekly, a weekly magazine, and EW.com, a related entertainment news website, feature reviews and reports on movies, DVDs, video, television, music and books.

Fortune is a bi-weekly magazine that reports on worldwide economic and business developments and compiles the annual Fortune 500 list of the largest U.S. corporations. Other business and financial magazines are Money, a monthly magazine that reports primarily on personal finance, and FSB: Fortune Small Business, a monthly magazine that covers small business and is published under an agreement with American Express Publishing Corporation. All of these magazines combine their resources on the CNNMoney.com website, a leading financial news and personal finance website that is a joint venture with CNN.

IPC Media (“IPC”), a leading U.K. consumer magazine publisher, publishes over 75 magazines as well as numerous special issues and guides. IPC’s magazines include What’s On TV and TV Times in the television listings sector, Chat, Woman and Woman’s Own in the women’s lifestyle sector, Now in the celebrity sector, Woman & Home and Ideal Home in the home and garden sector, Country Life and Horse & Hound in the leisure sector, NME in the music sector and Nuts and Loaded in the men’s lifestyle sector. In addition, IPC publishes four magazines through three unconsolidated joint ventures with Groupe Marie Claire. In 2007, IPC launched HouseToHome.co.uk, a shelter website, and GoodToKnowYou.co.uk, a mass market women’s website, and acquired TrustedReviews.com, a leading U.K. consumer product review site.

Southern Progress Corporation (“SPC”) publishes seven monthly magazines, including the regional lifestyle magazines Southern Living and Sunset, the epicurean magazine Cooking Light, the shelter magazine Coastal Living, and the women’s fitness magazine Health. In 2007, SPC launched the MyRecipes.com and MyHomeIdeas.comwebsites, which feature recipe content and shelter content, respectively, from SPC and other Time Inc. brands.

This Old House publishes This Old House magazine and ThisOldHouse.com, a related website, and produces two television series, This Old House and Ask This Old House.

Essence Communications Inc. publishes Essence magazine and produces the annual Essence Music Festival.

Grupo Editorial Expansión (“GEE”) publishes over 15 consumer and business magazines in Mexico including Expansión, a business magazine; Quién, a celebrity and personality magazine; Obras, an architecture, construction and engineering magazine; Life and Style, a men’s lifestyle magazine; and Balance, a fitness, health and nutrition magazine for women. In addition, GEE publishes two magazines through an unconsolidated joint venture with Hachette Filipacchi Presse S.A. GEE also operates CNNExpansíon.com, a leading business site in Mexico, and, in 2007, acquired MetrosCúbicos.com, a leading website for classified real estate listings in Mexico.

In addition, Time Inc. licenses over 40 editions of its magazines for publication outside the U.S. to publishers in over 15 countries.

Time Inc. also has responsibility under a management contract for the American Express Publishing Corporation’s publishing operations, including its lifestyle magazines Travel & Leisure, Food & Wine and Departures.

Advertising

Time Inc. derives more than half of its revenues from the sale of advertising, primarily from its magazines and with a small but increasing amount of advertising revenues from its websites. Advertising carried in Time Inc.’s magazines and websites is predominantly consumer advertising, including toiletries and cosmetics, food, domestic and foreign automobiles, financial services and insurance, pharmaceuticals, retail and department stores, media and movies, apparel, computers and telecommunications and over-the-counter drugs and remedies.

In 2007, Time Inc.’s U.S. magazines accounted for 18.6% (compared to 19.7% in 2006) of the total U.S. advertising revenues in consumer magazines, excluding newspaper supplements, as measured by PIB. People, Sports Illustrated and Time were ranked 1, 3 and 4, respectively, in terms of PIB-measured advertising revenues in 2007, and Time Inc. had seven of the top 25 leading magazines based on the same measure.

Circulation

Through the sale of magazines to consumers, circulation generates significant revenues for Time Inc. In addition, circulation is an important component in determining Time Inc.’s print advertising revenues because advertising page rates are based on circulation and audience. Most of Time Inc.’s U.S. magazines are sold primarily by subscription and delivered to subscribers through the mail. Subscriptions are sold primarily through direct mail and online solicitation, subscription sales agents, marketing agreements with other companies and insert cards in Time Inc. magazines and other publications. Most of Time Inc.’s international magazines are sold primarily at newsstands.

Time Inc.’s Synapse Group, Inc. (“Synapse”) is a leading seller of domestic magazine subscriptions to Time Inc. magazines and magazines of other U.S. publishers. Synapse sells magazine subscriptions principally through marketing relationships with credit card issuers, consumer catalog companies, commercial airlines with frequent flier programs, retailers and Internet businesses.

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

IPC’s Marketforce (UK) Ltd distributes and markets copies of all IPC magazines, some international Time Inc. editions and certain other publishers’ magazines outside of the U.S. and Canada through third-party wholesalers to retail outlets.

Paper and Printing

Paper constitutes a significant component of physical costs in the production of magazines. During 2007, Time Inc. purchased over 400,000 tons of paper principally from four independent manufacturers.

Printing and binding for Time Inc. magazines are performed primarily by major domestic and international independent printing concerns in multiple locations in the U.S. and in other countries. Magazine printing contracts are typically fixed-term at fixed prices with, in some cases, adjustments based on inflation.

Direct-Marketing, Direct-Selling and Books

Through subsidiaries, Time Inc. conducts direct-marketing and direct-selling businesses as well as certain niche book publishing. In addition to selling magazine subscriptions, Synapse is a direct marketer of consumer products, including jewelry and other merchandise.

Southern Living At Home, the direct selling division of SPC, specializes in home décor products that are sold in the U.S. through over 33,000 independent consultants at parties hosted in people’s homes.

Time Inc.’s book publishing business consists of Oxmoor House and Sunset Books, which are operated by SPC, and Time Inc. Home Entertainment, which is operated by Time Inc., that publish how-to, lifestyle and special commemorative books, among other topics.

In April 2007, Time Inc. sold its 50% interest in the Bookspan joint venture, an owner and operator of U.S. book clubs via direct mail and e-commerce, to a subsidiary of Bertelsmann AG.

Postal Rates

Postal costs represent a significant operating expense for the Company’s magazine publishing and direct-marketing activities. In 2007, Time Inc. spent over $375 million for services provided by the U.S. Postal Service. The U.S. Postal Service implemented a postal rate increase effective May 14, 2007 for all classes of mail except periodicals and effective July 15, 2007 for periodicals, which resulted in an annual postage cost increase of approximately 10% for Time Inc. These increased costs are not directly passed on to magazine subscribers. Time Inc. strives to minimize postal expense through the use of certain cost-saving activities with respect to address quality, mail preparation and delivery of products to postal facilities.

Competition

Time Inc. faces significant competition from several direct competitors and other media, including the Internet. Time Inc.’s magazine and website operations compete with numerous other magazine and website publishers and other media for circulation and audience and for advertising directed at the general public and at more focused demographic groups. The publishing business presents few barriers to entry and many new magazines and websites are launched annually. In recent years, competitors have launched and/or repositioned many magazines and websites, primarily in the celebrity, women’s service and business sectors, that compete directly with People, InStyle, Real Simple, Fortune and other Time Inc. magazines, as well as Time Inc.’s websites. This has resulted in increased competition, especially at newsstands and mass retailers and particularly for celebrity and entertainment magazines. Time Inc. anticipates that it will face continuing competition from these newer competitors, and it is possible that additional competitors may enter the magazine and website publishing businesses and further intensify competition. In addition, websites that charge users for access may shift to a free-to-user advertising model, which could have a negative impact on the competitive position of Time Inc.’s websites.

Competition for magazine and website advertising revenues is primarily based on advertising rates, the nature and size of audience (including the circulation and readership of magazines and the number of unique visitors to and page views on websites), audience response to advertisers’ products and services and the effectiveness of sales teams. Other competitive factors in publishing include product positioning, editorial quality, price and customer service, which impact audience, circulation revenue and advertising revenue. In addition, competition for magazine advertising revenue has intensified in recent years as advertising dollars have increasingly shifted from traditional to online media.

Time Inc.’s direct-marketing operations compete with other direct marketers through all media, including the Internet, for the consumer’s attention.

INTELLECTUAL PROPERTY

Time Warner is one of the world’s leading creators, owners and distributors of intellectual property. The Company’s vast intellectual property assets include copyrights in motion pictures, television programs, magazines, software and books; trademarks in names, logos and characters; patents or patent applications for inventions related to its products and services; and licenses of intellectual property rights of various kinds. These intellectual property assets, both in the U.S. and in other countries around the world, are among the Company’s most valuable assets. The Company derives value from these assets through a range of business models, including the theatrical release of films, the licensing of its films and television programming to multiple domestic and international television and cable networks and pay television services, and the sale of products such as DVDs and magazines. It also derives revenues related to its intellectual property through advertising in its magazines, networks, cable systems and online services and from various types of licensing activities, including licensing of its trademarks and characters. To protect these assets, the Company relies on a combination of copyright, trademark, unfair competition, patent and trade secret laws and contract provisions. The duration of the protection afforded to the Company’s intellectual property depends on the type of property in question and the laws and regulations of the relevant jurisdiction; in the case of licenses, it also depends on contractual and/or statutory provisions.

The Company vigorously pursues all appropriate avenues of protection for its intellectual property. However, there can be no assurance of the degree to which these measures will be successful in any given case. Policing unauthorized use of the Company’s intellectual property is often difficult and the steps taken may not in every case prevent misappropriation. Piracy, particularly in the digital environment, continues to present a threat to revenues from products and services based on intellectual property. The Company seeks to limit that threat through a combination of approaches, including offering legitimate market alternatives, applying technical protection measures, pursuing legal sanctions for infringement, promoting appropriate legislative initiatives, and enhancing public awareness of the meaning and value of intellectual property. The Company works with various cross-industry groups and trade associations, as well as with strategic partners to develop and implement technological solutions to control digital piracy.

Third parties may bring intellectual property infringement claims or challenge the validity or scope of the Company’s intellectual property from time to time, and such challenges could result in the limitation or loss of intellectual property rights. In addition, domestic and international laws, statutes and regulations are constantly changing, and the Company’s assets may be either adversely or beneficially affected by such changes. Moreover, intellectual property protections may be insufficient or insufficiently enforced in certain foreign territories. The Company therefore generally engages in efforts to strengthen and update intellectual property protection around the world, including efforts to ensure effective and appropriately tailored remedies for infringement.

REGULATORY MATTERS

The Company’s cable system, cable network, original programming and Internet businesses are subject, in part, to regulation by the FCC, and the cable system business is also subject to regulation by most local and some state governments where the Company has cable systems. In addition, the Company’s cable business is subject to compliance with the terms of the Memorandum Opinion and Order issued by the FCC in July 2006 in connection with the regulatory clearance of the Adelphia/Comcast Transactions (the “Adelphia/Comcast Transactions Order”). The Company’s magazine and other direct marketing activities are also subject to regulation.

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

“Net Neutrality” Legislative and Regulatory Proposals.  In the 2005-2006 Congressional term, several “net neutrality” -type provisions were introduced as part of broader Communications Act reform legislation. These provisions would have limited to a greater or lesser extent the ability of broadband providers to adopt pricing models and network management policies that would differentiate based on different uses of the Internet. None of these provisions were adopted. Similar legislation has been introduced in the 2007-2008 Congressional term.

In September 2005, the FCC issued a non-binding policy statement regarding “net neutrality” setting forth the FCC’s view that consumers are entitled to access and use the lawful Internet content and applications of their choice, to connect lawful devices of their choosing that do not harm the broadband provider’s network and to competition among network, application, service and content providers. Although the FCC has made these principles binding as to certain telecommunications companies in orders adopted in connection with mergers undertaken by those companies, to date, the FCC has declined to adopt any such regulations that would be applicable to TWC.

Several parties are seeking to persuade the FCC to adopt “net neutrality” in a number of proceedings that are currently pending before the agency. These include pending FCC rulemakings regarding IP-enabled services and broadband Internet access services, as well as a petition for declaratory ruling and a petition for rulemaking, both of which ask the FCC to define “reasonable” network management practice. In addition, in March 2007, the FCC opened a Notice of Inquiry regarding the implementation of net neutrality regulations and, in January 2008, the FCC released Public Notices seeking comment by February 13, 2008 on the petitions.

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

Apart from those local commercial broadcast stations that elect retransmission consent, the Communications Act and the FCC’s regulations require a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations and certain low-power stations. The Communications Act and the FCC’s regulations give local non-commercial television stations mandatory carriage rights, but non-commercial stations do not have the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for all “distant” commercial television stations (i.e., those television stations outside the designated market area to which a community is assigned) except for commercial satellite-delivered independent “superstations” and some low-power television stations.

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

In 2005, the FCC reaffirmed its earlier decision rejecting multi-casting (i.e., carriage of more than one program stream per broadcaster) requirements with respect to carriage of broadcast signals pursuant to must-carry rules. Certain parties filed petitions for reconsideration. To date, no action has been taken on these reconsideration petitions, and the Company is unable to predict what requirements, if any, the FCC might adopt.

In September 2007, the FCC adopted an order that requires cable operators that offer at least some analog service (i.e., that are not operating “all-digital” systems) to provide to subscribers both analog and digital feeds of must-carry broadcast stations beginning February 18, 2009, regardless of whether both feeds are provided to the cable operator. Currently, this obligation is scheduled to terminate in February 2012, subject to FCC review. Certain technical specifics of how post-transition carriage will be accomplished, such as signal format and resolution, remain unresolved by the FCC. The Company is unable to predict what requirements, if any, the FCC might adopt or the timing of such action.

The Communications Act also permits franchising authorities to negotiate with cable operators for channels for public, educational and governmental access programming. It also requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties, which limits the amount of capacity TWC has available for other programming. The FCC regulates various aspects of such third-party commercial use of channel capacity on TWC’s cable systems, including the rates and some terms and conditions of the commercial use. In November 2007, the FCC adopted an order revising its leased access rules by lowering the permitted rate charged to most leased access programmers, as well as adopting new procedural and complaint provisions. The FCC is seeking further comment on whether to extend the new rate methodology to program-length commercial and sales programming. In addition, the FCC has also launched a proceeding to examine its substantive and procedural rules for program carriage.

In connection with certain changes in TWC’s programming line-up, the Communications Act and FCC regulations also require TWC to give various kinds of advance notice. DBS operators and other non-cable programming distributors are not subject to analogous duties.

In November 2007, the FCC also adopted a requirement that cable operators submit to the agency information concerning the number of homes that their systems pass and information concerning their subscribers. The agency intends to use this information to determine whether the so-called “70/70” test has been met, which may give the FCC authority to promulgate certain additional regulations covering cable operators if it is shown that cable systems with 36 or more activated channels are available to 70% of households within the United States and that 70% of those households subscribe to such systems.

High-Speed Internet Access.  From time to time, industry groups, telephone companies and Internet service providers (“ISPs”) have sought local, state and federal regulations that would require cable operators to sell capacity on their systems to ISPs under a common carrier regulatory scheme. Cable operators have successfully challenged regulations requiring this “forced access,” although courts that have considered these cases have employed varying legal rationales in rejecting these regulations.

In 2002, the FCC released an order in which it determined that cable-modem service constitutes an “information service” rather than a “cable service” or a “telecommunications service,” as those terms are used in the Communications Act, and that determination was sustained by the U.S. Supreme Court. According to the FCC, an “information service” classification may permit but does not require it to impose “multiple ISP” requirements. In 2002, the FCC initiated a rulemaking proceeding to consider whether it may and should do so and whether local franchising authorities should be permitted to do so. As of February 1, 2008, this rulemaking proceeding was still pending. In 2005, the FCC adopted a policy statement intended to offer guidance on its approach to the Internet and broadband access. Among other things, the policy statement stated that consumers are entitled to competition among network, service and content providers, and to access the lawful content and services of their choice, subject to the needs of law enforcement. The FCC may in the future adopt specific regulations to implement this policy statement.

Ownership Limitations.  There are various rules prohibiting joint ownership of cable systems and other kinds of communications facilities. Local telephone companies generally may not acquire more than a small equity interest in an existing cable system in the telephone company’s service area, and cable operators generally may not acquire more than a small equity interest in a local telephone company providing service within the cable operator’s franchise area. In addition, cable operators may not have more than a small interest in multipoint microwave distribution service facilities or SMATV systems in their service areas. Finally, the FCC has been exploring whether it should prohibit cable operators from holding ownership interests in satellite operators.

The Communications Act also required the FCC to adopt “reasonable limits” on the number of subscribers a cable operator may reach through systems in which it holds an ownership interest. In September 1993, the FCC adopted a rule that was later amended to prohibit any cable operator from serving more than 30% of all cable, satellite and other multi-channel subscribers nationwide. The Communications Act also required the FCC to adopt “reasonable limits” on the number of channels that cable operators may fill with programming services in which they hold an ownership interest. In September 1993, the FCC imposed a limit of 40% of a cable operator’s first 75 activated channels. In March 2001, a federal appeals court struck down both limits and remanded the issue to the FCC for further review. The FCC initiated a rulemaking in 2001 to consider adopting a new horizontal ownership limit and announced a follow-on proceeding to consider the issue anew. In December 2007, the FCC adopted a rule to prohibit any cable operator from serving more than 30% of all cable, satellite and other multi-channel subscribers nationwide and launched a further Notice of Proposed Rulemaking seeking comment on vertical ownership limits and cable attribution rules.

Pole Attachment Regulation.  The Communications Act requires that utilities provide cable systems and telecommunications carriers with non-discriminatory access to any pole, conduit or right-of-way controlled by investor-owned utilities. The Communications Act also requires the FCC to regulate the rates, terms and conditions imposed by these utilities for cable systems’ use of utility pole and conduit space unless state authorities demonstrate to the FCC that they adequately regulate pole attachment rates, as is the case in some states in which TWC operates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC’s original rate formula governs the maximum rate utilities may charge for attachments to their poles and conduit by cable operators providing cable services. The FCC also adopted a second rate formula that became effective in February 2001 and governs the maximum rate investor-owned utilities may charge for attachments to their poles and conduit by companies providing telecommunications services. The U.S. Supreme Court has upheld the FCC’s jurisdiction to regulate the rates, terms and conditions of cable operators’ pole attachments that are being used to provide both cable service and high-speed data service. The applicability of this determination to TWC’s voice services is still an open issue. In November 2007, the FCC issued a Notice of Proposed Rulemaking that proposes to establish a single pole attachment rate for all companies providing broadband internet access service.

Set-Top Box Regulation.  Certain regulatory requirements are also applicable to set-top boxes. Currently, many cable subscribers rent from their cable operator a set-top box that performs both signal-reception functions and conditional-access security functions. The lease rates cable operators charge for this equipment are subject to rate regulation to the same extent as basic cable service. In 1996, Congress enacted a statute seeking to allow subscribers to use set-top boxes obtained from third-party retailers. The most important of the FCC’s implementing regulations became effective on July 1, 2007 and requires cable operators to cease placing into service new set-top boxes that have integrated security so that subscribers can purchase set boxes or other navigational devices from other sources. Direct broadcast operators are not subject to this requirement and certain incumbent telephone operators that provide cable service have received a limited waiver from the FCC.

In December 2002, cable operators and consumer-electronics companies entered into a standard-setting agreement relating to reception equipment that uses a conditional-access security card — a CableCARD — provided by the cable operator to receive one-way cable services. To implement the agreement, the FCC adopted regulations that (i) establish a voluntary labeling system for such one way devices, (ii) require most cable systems to support these devices, and (iii) adopt various content-encoding rules, including a ban on the use of “selectable output controls.” The FCC has initiated a notice of proposed rulemaking that may lead to regulations covering equipment sold at retail that is designed to receive two-way products and services.

Exclusive Arrangements with Multiple Dwelling Units.  In November 2007, the FCC adopted an order declaring null and void all exclusive access arrangements between cable operators and multiple dwelling units and other centrally-managed real estate developments (“MDUs”). In connection with the order, the FCC also issued a Further Notice of Proposed Rulemaking regarding whether to expand the ban on exclusivity to other types of multi-channel video programming distributors (“MVPDs”) in addition to cable operators, including DBS providers, and whether additional types of exclusivity arrangements between MVPDs and MDUs not addressed in the order should be prohibited. The FCC indicated it would issue an order resolving these issues within six months from release of the final order adopting the new regulation. In December 2007, the National Cable and Telecommunications Association (the “NCTA”) filed a stay request at the FCC and an appeal in the U.S. Court of Appeals for the District of Columbia Circuit on the issue of whether the FCC has the authority to prohibit the enforcement of existing contracts between MDUs and cable operators.

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

Compulsory Copyright Licenses for Carriage of Broadcast Stations and Music Performance Licenses.  TWC’s cable systems provide subscribers with, among other things, local and distant television broadcast stations. TWC generally does not obtain a license to use the copyrighted performances contained in these stations’ programming directly from program owners. Instead, TWC secures those rights pursuant to a compulsory license provided by federal law, which requires TWC to make payments to a copyright pool. The elimination or substantial modification of the cable compulsory license could adversely affect TWC’s ability to obtain suitable programming and could substantially increase the cost of programming that is available for distribution to TWC subscribers.

Adelphia/Comcast Transactions Order.  In the Adelphia/Comcast Transactions Order, the FCC imposed conditions on TWC, which will expire in July 2012, related to regional sports networks (“RSNs”), as defined in the Adelphia/Comcast Transactions Order, and the resolution of disputes pursuant to the FCC’s leased access regulations. In particular, the Adelphia/Comcast Transactions Order provides that (i) neither TWC nor its affiliates may offer an affiliated RSN on an exclusive basis to any MVPD; (ii) TWC may not unduly or improperly influence the decision of any affiliated RSN to sell programming to an unaffiliated MVPD or the prices, terms and conditions of sale of programming by an affiliated RSN to an unaffiliated MVPD; (iii) if an MVPD and an affiliated RSN cannot reach an agreement on the terms and conditions of carriage, the MVPD may elect commercial arbitration to resolve the dispute; (iv) if an unaffiliated RSN is denied carriage by TWC, it may elect commercial arbitration to resolve the dispute in accordance with federal and FCC rules; and (v) with respect to leased access, if an unaffiliated programmer is unable to reach an agreement with TWC, that programmer may elect commercial arbitration to resolve the dispute, with the arbitrator being required to resolve the dispute using the FCC’s existing rate formula relating to pricing terms. The FCC has suspended this “baseball style” arbitration procedure as it relates to TWC’s carriage of unaffiliated RSNs, although it will allow the arbitration of a claim brought by the Mid-Atlantic Sports

Network because the claim was brought prior to the suspension. Any arbitrator’s award is subject to de novo review at the FCC as well as judicial review.

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

Franchise agreements usually have a term of ten to 15 years from the date of grant, although some renewals may be for shorter terms. Franchises usually are terminable only if the cable operator fails to comply with material provisions. TWC has not had a franchise terminated due to breach. After a franchise agreement expires, a local franchising authority may seek to impose new and more onerous requirements, including requirements to upgrade facilities, to increase channel capacity and to provide various new services. Federal law, however, provides significant substantive and procedural protections for cable operators seeking renewal of their franchises. In addition, although TWC occasionally reaches the expiration date of a franchise agreement without having a written renewal or extension, it generally has the right to continue to operate, either by agreement with the local franchising authority or by law, while continuing to negotiate a renewal. In the past, substantially all of the material franchises relating to TWC’s systems have been renewed by the relevant local franchising authority, though sometimes only after significant time and effort. In December 2006, the FCC adopted new regulations intended to limit the ability of local franchising authorities to delay or refuse the grant of competitive franchises (by, for example, imposing deadlines on franchise negotiations). Various localities as well as the NCTA have appealed the new regulations. The FCC has applied most of these rules to incumbent cable operators which, although immediately effective, in some cases may not alter existing franchises prior to renewal. Despite TWC’s efforts and the protections of federal law, it is possible that some of TWC’s franchises may not be renewed, and TWC may be required to make significant additional investments in its cable systems in response to requirements imposed in the course of the franchise renewal process.

Regulation of Telephony

It is unclear whether and to what extent regulators will subject services like TWC’s Digital Phone service (“Non-traditional Voice Services”) to the regulations that apply to traditional circuit-switched telephone service provided by incumbent telephone companies. In February 2004, the FCC opened a broad-based rulemaking proceeding to consider these and other issues. That rulemaking remains pending. The FCC has, however, issued a series of orders resolving discrete issues on a piecemeal basis. For example, over the past several years, the FCC has required Non-traditional Voice Service providers to supply E911 capabilities as a standard feature to their subscribers, to assist law enforcement investigations with wiretaps and information, to contribute to the federal universal service fund, to pay regulatory fees, to comply with customer privacy rules, to provide access to their services to persons with disabilities, and to provide subscribers with local number portability when changing telephone providers. Certain other issues remain unclear. In November 2004, the FCC issued an order stating that certain kinds of Non-traditional Voice Services are not subject to state certification and tariffing requirements. The full extent of this preemption is not clear. One state public utility commission, for example, has determined that TWC’s Digital Phone service is subject to traditional, circuit-switched telephone regulations. It is also unclear whether utility pole owners may charge cable operators offering Non-traditional Voice Services higher rates for pole rental than for traditional cable service and cable modem service.

Network Regulation

Under the Communications Act and its implementing regulations, vertically integrated cable programmers like the Turner Networks and the Home Box Office Services are generally prohibited from offering different prices, terms, or conditions to competing unaffiliated MVPDs unless the differential is justified by certain permissible factors set forth in the FCC’s program access regulations. The rules also place restrictions on the ability of vertically integrated programmers to enter into exclusive distribution arrangements with cable operators.

In October 2007, the FCC initiated a rulemaking to examine questions regarding the use of bundling practices in carriage agreements for both broadcast and satellite cable programming. It is unclear what, if any, action the FCC will take in this matter.

In January 2007, online video provider VDC Corporation (“VDC”) filed a program access complaint with the FCC against Turner, also naming TWC and Time Warner in the proceeding. VDC seeks both a licensing agreement for the carriage of various Turner networks, as well as damages not to exceed $25 million. This complaint raises issues of first impression at the FCC, including whether online providers such as VDC are entitled to take advantage of the program access rules. Turner believes VDC’s arguments are without merit, and has requested dismissal of the complaint. As of February 1, 2008, this matter was still pending before the FCC.

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

Marketing Regulation

Time Inc.’s magazine subscription and direct marketing activities, as well as marketing and billing activities by AOL and other divisions of the Company, are subject to regulation by the Federal Trade Commission (“FTC”) and each of the states under general consumer protection statutes prohibiting unfair or deceptive acts or practices. Certain areas of marketing activity are also subject to specific federal statutes and rules, such as the Telephone Consumer Protection Act, the Children’s Online Privacy Protection Act, the Gramm-Leach-Bliley Act (relating to financial privacy), the FTC Mail or Telephone Order Merchandise Rule and the FTC Telemarketing Sales Rule. Other statutes and rules also regulate conduct in areas such as privacy, data security and telemarketing. Time Inc. regularly receives and resolves routine inquiries from state Attorneys General and is subject to agreements with state Attorneys General addressing some of Time Inc.’s marketing activities. Also, Time Inc. has pending with the FTC a response to a Civil Investigative Demand relating to Time Inc.’s retail subscription sales partnership with Best Buy.

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

DESCRIPTION OF CERTAIN PROVISIONS OF AGREEMENTS
RELATED TO TIME WARNER CABLE INC.

Background

TWC was created in connection with the March 31, 2003 restructuring (the “TWE Restructuring”) of TWE, a limited partnership which formerly held a substantial portion of Time Warner’s filmed entertainment, networks and cable system assets.

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

In connection with the closing on July 31, 2006 of the Adelphia Acquisition, TW NY paid for the Adelphia assets acquired by it with both cash and shares of TWC’s Class A Common Stock representing approximately 16% of TWC’s outstanding common stock. Immediately prior to the Adelphia Acquisition, through a series of other transactions, TWC and TWE redeemed Comcast’s interests in TWC and TWE, respectively. On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Exchange Act. Under the terms of the reorganization plan, during 2007, substantially all of the shares of TWC Class A Common Stock that Adelphia received in the Adelphia Acquisition were distributed to Adelphia’s creditors. On March 1, 2007, TWC’s Class A Common Stock began trading on the NYSE.

Time Warner owns approximately 84% of TWC’s common stock (including approximately 83% of the outstanding TWC Class A Common Stock and all outstanding shares of TWC Class B Common Stock), and also owns an indirect 12.43% non-voting equity interest in TW NY.

Management and Operation of TWC

The following description summarizes certain provisions of agreements related to, and constituent documents of, TWC that affect and govern the ongoing operations of TWC. Such description does not purport to be complete and is qualified in its entirety by reference to the provisions of such agreements and constituent documents.

Stockholders of TWC.  A subsidiary of Time Warner owns 746,000,000 shares of TWC Class A Common Stock, which has one vote per share, and 75,000,000 shares of TWC Class B Common Stock, which has ten votes per share, which together represent 90.6% of the voting power of TWC stock and approximately 84% of the equity of TWC. The TWC Certificate of Incorporation (as defined below) does not provide a mechanism for the conversion of TWC Class B Common Stock into TWC Class A Common Stock. The TWC Class A Common Stock and the TWC Class B Common Stock vote together as a single class on all matters, except with respect to the election of directors and certain matters described below.

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

Under the terms of the TWC Certificate of Incorporation, until August 1, 2009 (three years following July 31, 2006, the date upon which shares of TWC common stock were issued in connection with the Adelphia Acquisition), at least 50% of the board of directors of TWC must be independent directors as defined under the NYSE listed company rules.

Protections of Minority Class A Common Stockholders.  The approval of the holders of a majority of the voting power of the outstanding shares of TWC Class A Common Stock held by persons other than Time Warner is necessary for any merger, consolidation or business combination of TWC in which the holders of TWC Class A Common Stock do not receive per share consideration identical to that received by the holders of the TWC Class B Common Stock (other than with respect to voting power) or that would otherwise adversely affect the specific rights and privileges of the holders of the TWC Class A Common Stock relative to the specific rights and privileges of the holders of the TWC Class B Common Stock. In addition, the approval of (i) the holders of a majority of the voting power of the outstanding shares of TWC Class A Common Stock held by persons other than Time Warner and (ii) the majority of the independent directors on TWC’s board of directors is required to:

•	change or adopt a provision inconsistent with the TWC Certificate of Incorporation if such change would have a material adverse effect on the rights of the holders of the TWC Class A Common Stock in a manner different from the effect on the rights of the holders of the TWC Class B Common Stock;

•	through July 31, 2011, (a) change any of the provisions of TWC’s amended and restated by-laws (the “TWC By-Laws”) concerning restrictions on transactions between TWC and Time Warner and its affiliates or (b) adopt any provision of the TWC Certificate of Incorporation or the TWC By-Laws inconsistent with such restrictions; and

•	change or adopt a provision inconsistent with the provisions of the TWC Certificate of Incorporation that set forth:

•	the approvals required in connection with any merger, consolidation or business combination of TWC;

•	the number of independent directors required on the TWC board of directors;

•	the approvals required to change the TWC By-laws; and

•	the approvals required to change the TWC Certificate of Incorporation.

Matters Affecting the Relationship between Time Warner and TWC

Indebtedness Approval Right.  Pursuant to a shareholder agreement between TWC and Time Warner (the “Shareholder Agreement”), until such time as the indebtedness of TWC is no longer attributable to Time Warner, in Time Warner’s reasonable judgment, TWC, its subsidiaries and entities that it manages may not, without the consent of Time Warner, create, incur or guarantee any indebtedness (except for ordinary course issuances of commercial paper or borrowings under TWC’s current revolving credit facility up to the limit of that credit facility, to which Time Warner has consented), including preferred equity, or rental obligations if its ratio of indebtedness plus six times its annual rental expense to EBITDA (as EBITDA is defined in the Shareholder Agreement) plus rental expense, or “EBITDAR,” then exceeds or would exceed 3:1.

Other Time Warner Rights.  Pursuant to the Shareholder Agreement, so long as Time Warner has the power to elect a majority of TWC’s board of directors, TWC must obtain Time Warner’s consent before entering into any agreement that binds or purports to bind Time Warner or its affiliates or that would subject TWC or its subsidiaries to significant penalties or restrictions as a result of any action or omission of Time Warner or its affiliates; or adopting a stockholder rights plan, becoming subject to section 203 of the Delaware General Corporation Law, adopting a “fair price” provision in its certificate of incorporation or taking any similar action.

Furthermore, pursuant to the Shareholder Agreement, so long as Time Warner has the power to elect a majority of TWC’s board of directors, Time Warner may purchase debt securities issued by TWE only after giving notice to TWC of the approximate amount of debt securities it intends to purchase and the general time period for the purchase, which period may not be greater than 90 days, subject to TWC’s right to give notice to Time Warner that it intends to purchase such amount of TWE debt securities itself.

Time Warner Standstill.  Under the Shareholder Agreement, so long as Time Warner has the power to elect a majority of TWC’s board of directors, Time Warner has agreed that prior to August 1, 2009 (three years following the closing of the Adelphia Acquisition), Time Warner will not make or announce a tender offer or exchange offer for TWC Class A Common Stock without the approval of a majority of the independent directors of TWC; and prior to August 1, 2016 (10 years following the closing of the Adelphia Acquisition), Time Warner will not enter into any business combination with TWC, including a short-form merger, without the approval of a majority of the independent directors of TWC. Under the Adelphia Acquisition agreement, TWC has agreed that for a period of two years following the closing of the Adelphia Acquisition it will not enter into any short-form merger.

Transactions between Time Warner and TWC.  The TWC By-Laws provide that Time Warner may only enter into transactions with TWC and its subsidiaries, including TWE, that are on terms that, at the time of entering into such transaction, are substantially as favorable to TWC or its subsidiaries as they would be able to receive in a comparable arm’s-length transaction with a third party. Any such transaction involving reasonably anticipated payments or other consideration of $50 million or greater also requires the prior approval of a majority of the independent directors of TWC. The TWC By-Laws also prohibit TWC from entering into any transaction having the intended effect of benefiting Time Warner and any of its affiliates (other than TWC and its subsidiaries) at the expense of TWC or any of its subsidiaries in a manner that would deprive TWC or any of its subsidiaries of the benefit it would have otherwise obtained if the transaction were to have been effected on arm’s-length terms. Each of these By-law provisions terminates in the event that Time Warner and TWC cease to be affiliates.

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

FOREIGN CURRENCY EXCHANGE RATES

Time Warner is subject to various risks, including the risk of fluctuation in currency exchange rates and to exchange controls. Time Warner cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Market Risk Management — Foreign Currency Risk,” Note 13 to the Company’s consolidated financial statements, “Derivative Instruments,” and “Risk Factors” below, for additional information.

FINANCIAL INFORMATION ABOUT SEGMENTS, GEOGRAPHIC AREAS AND BACKLOG

Financial and other information by segment and revenues by geographic area for each year in the three-year period ended December 31, 2007 is set forth in Note 14 to the Company’s consolidated financial statements, “Segment Information.” Information with respect to the Company’s backlog, representing future revenue not yet recorded from cash contracts for the licensing of theatrical and television programming, at December 31, 2007 and December 31, 2006, is set forth in Note 15 to the Company’s consolidated financial statements, “Commitments and Contingencies — Commitments — Programming Licensing Backlog.”

Item 1A.	Risk Factors.

RISKS RELATING TO TIME WARNER GENERALLY

Several of the Company’s businesses operate in industries that are subject to rapid technological change, and if Time Warner does not respond appropriately to technological changes, its competitive position may be harmed.  Time Warner’s businesses operate in the highly competitive, consumer-driven and rapidly changing media, entertainment, interactive services and cable industries. Several of its businesses are dependent to a large extent on their ability to acquire, develop, adopt, and exploit new and existing technologies to distinguish their products and services from those of their competitors. Technological development, application and exploitation can take long periods of time and require significant capital investments. In addition, the Company may be required to anticipate far in advance which of the potential new technologies and equipment it should adopt for new products and services or for future enhancements of or upgrades to its existing products and services. If it chooses technologies or equipment that do not become the prevailing standard or that are less effective, cost-efficient or attractive to its customers than those chosen by its competitors, or if it offers products or services that fail to appeal to consumers, are not available at competitive prices or do not function as expected, the Company’s competitive position could deteriorate, and its operations, business or financial results could be adversely affected.

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

The combination of increased competition, more technologically-advanced platforms, products and services, the increasing number of choices available to consumers and the overall rate of change in the media, entertainment, interactive services and cable industries requires companies such as Time Warner to become more responsive to consumer needs and to adapt more quickly to market conditions than in the past. The Company could have difficulty managing these changes while at the same time maintaining its rates of growth and profitability.

Piracy of the Company’s feature films, television programming and other content may decrease the revenues received from the exploitation of the Company’s entertainment content and adversely affect its business and profitability.  Piracy of motion pictures, television programming, video content and DVDs poses significant challenges to several of the Company’s businesses. Technological advances allowing the unauthorized dissemination of motion pictures, television programming and other content in unprotected digital formats, including via the Internet, increase the threat of piracy. Such technological advances make it easier to create, transmit and distribute high quality unauthorized copies of such content. The proliferation of unauthorized copies and piracy of the Company’s products or the products it licenses from third parties can have an adverse effect on its businesses and profitability because these products reduce the revenue that Time Warner potentially could receive from the legitimate sale and distribution of its content. In addition, if piracy continues to increase, it could have an adverse effect on the Company’s business and profitability. Although piracy adversely affects the Company’s U.S. revenues, the impact on revenues from outside the United States is more significant, particularly in countries where laws protective of intellectual property rights are insufficient or are not strictly enforced. Time Warner has taken, and will continue to take, a variety of actions to combat piracy, both individually and together with cross-industry groups, trade associations and strategic partners, including the launch of new services for consumers at competitive price points, aggressive online and customs enforcement, compressed release windows and educational campaigns. Policing the unauthorized use of the Company’s intellectual property is difficult, however, and the steps taken by the Company will not prevent the infringement by and/or piracy of unauthorized third parties in every case. There can be no assurance that the Company’s efforts to enforce its rights and protect its intellectual property will be successful in reducing content piracy.

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

The Company has been, and may be in the future, subject to claims of intellectual property infringement, which could have an adverse impact on the Company’s businesses or operating results due to a disruption in its business operations, the incurrence of significant costs and other factors.  From time to time, the Company receives notices from others claiming that it infringes their intellectual property rights. Recently, the number of patent infringement claims resulting in lawsuits, in particular against the technology-related businesses at AOL and TWC, has increased. The number of other intellectual property infringement claims also could increase in the future. Increased infringement claims and lawsuits could require Time Warner to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question. This could require Time Warner to change its business practices and limit its ability to compete effectively. Even if Time Warner believes that the claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from its businesses. In addition, agreements entered into by the Company may require it to indemnify the other party for certain third-party intellectual property infringement claims, which could require the Company to expend sums to defend against or settle such claims or, potentially, to pay damages. If Time Warner is required to take any of these actions, it could have an adverse impact on the Company’s businesses or operating results. The use of new technologies to distribute content on the Internet, including through Internet sites providing social networking and user-generated content, could put some of the Company’s businesses at an increased risk of allegations of copyright or trademark infringement or legal liability, as well as cause them to incur significant technical, legal or other costs and limit their ability to provide competitive content, features or tools.

Time Warner faces risks relating to doing business internationally that could adversely affect its business and operating results.  Time Warner’s businesses operate and serve customers worldwide. There are certain risks inherent in doing business internationally, including:

•	local laws and customs relating to the publication and distribution of content and the display and sale of advertising;

•	import or export restrictions and changes in trade regulations;

•	difficulties in developing, staffing and simultaneously managing a large number of foreign operations as a result of distance and language and cultural differences;

•	issues related to occupational safety and adherence to stringent local labor laws and regulations;

•	longer payment cycles;

•	political or social unrest;

•	economic volatility;

•	seasonal volatility in business activity;

•	risks related to government regulation;

•	currency exchange rate fluctuations;

•	potentially adverse tax consequences;

•	statutory shareholder minority rights and restrictions on foreign direct ownership; and

•	cost of entry.

One or more of these factors could harm the Company’s international operations and its business and operating results.

Time Warner’s businesses face additional risks internationally. Across the media industry, opportunities for revenue growth are beginning to shift toward developing nations, such as India, Mexico, Brazil, Central and Eastern Europe, Russia and China. In addition, revenues generated by certain media sectors, including television networks, local content production, online advertising and video games, are expected to experience robust growth in both developed and developing nations outside the U.S. The Company’s businesses currently do not have a strong presence in some of these fast-growing sectors. Accordingly, the Company could be at a competitive disadvantage in the long term if its businesses are not able to strengthen their positions and capitalize on international opportunities in high-growth economies and media sectors. International expansion involves significant investments as well as risks associated with doing business abroad, as described above. Furthermore, investments in some regions can take a long period to generate an adequate return and in some cases there may not be a developed or efficient legal system to protect foreign investment or intellectual property rights. In addition, if the Company expands into new international regions, some of its businesses will have only limited experience in operating and marketing their products and services in certain regions and could be at a disadvantage compared to competitors with more experience, particularly diversified media companies that are well established in some developing nations. Although the Company is seeking to expand its businesses in certain strategic international regions and is formulating strategies for the growth of diversified media businesses in developing nations, there can be no assurance that such strategies will succeed.

Weakening economic conditions or other factors could reduce the Company’s advertising or other revenues or hinder its ability to increase such revenues.  Because several of the Company’s segments derive a substantial portion of their revenues from the sale of advertising, a decline or delay in advertising expenditures could reduce the Company’s revenues or hinder its ability to increase these revenues. Expenditures by advertisers tend to be cyclical, reflecting general economic conditions, such as recessions, as well as budgeting and buying patterns. In addition, advertising expenditures could be negatively affected by shifting societal norms, pressure from public interest groups, changes in laws and regulations and other social, political and regulatory developments. Disasters, acts of terrorism, political uncertainty or hostilities also could lead to a reduction in advertising expenditures as a result of uninterrupted news coverage and economic uncertainty. Advertising expenditures by companies in certain sectors of the economy, including the automotive, financial services and pharmaceutical industries, represent a significant portion of the Company’s advertising revenues, and any political, economic, social or technological change resulting in a significant reduction in the advertising spending of these sectors could adversely affect the Company’s advertising revenues or its ability to increase such revenues. Also, a continued downturn in the U.S. housing market could negatively impact TWC’s ability to attract new basic video subscribers and generate increased subscription revenues. In addition, because many of the products and services offered by the Company are largely discretionary items, weakening economic conditions or outlook could reduce the consumption of such products and services and reduce the Company’s revenues.

The introduction and increased popularity of alternative technologies for the distribution of news, entertainment and other information and the resulting shift in consumer habits and/or advertising expenditures from traditional to online media could adversely affect the revenues of the Company’s Publishing, Networks and

Filmed Entertainment segments.  The Company’s Publishing and Networks segments derive a substantial portion of their revenue from advertising in magazines and on television. Distribution of news, entertainment and other information via the Internet has become increasingly popular over the past several years, and viewing news, entertainment and other content on a personal computer, cellular phone or other electronic or portable electronic device has become increasingly popular as well. Accordingly, advertising dollars have started to shift from traditional media to online media. The shift in major advertisers’ expenditures from traditional to online media has had an adverse effect on the revenue growth of the Publishing and Networks segments, which may continue in the future. This shift could also further intensify competition for advertising in traditional media, which could exert greater pressure on these segments to increase revenues from online advertising. In addition, if consumers increasingly elect to obtain news and entertainment online instead of by purchasing the Publishing segment’s magazines, this trend could negatively impact the segment’s circulation revenue and also adversely affect its advertising revenue. The Publishing and Networks segments have taken various steps to diversify the means by which they distribute content and generate advertising revenue, including increasing investments in Internet properties. However, the segments’ strategies for achieving sustained revenue growth may not be sufficient to offset revenue losses resulting from a continued shift in advertising dollars over the long term from traditional to online media. In addition, this trend also could have an indirect negative impact on the licensing revenue generated by the Filmed Entertainment segment and the revenue generated by Home Box Office from the licensing of its original programming in syndication and to basic cable networks.

The Company faces risks relating to competition for the leisure and entertainment time of audiences, which has intensified in part due to advances in technology.  In addition to the various competitive factors discussed in the following paragraphs, all of the Company’s businesses are subject to risks relating to increasing competition for the leisure and entertainment time of consumers. The Company’s businesses compete with each other and all other sources of news, information and entertainment, including broadcast television, movies, live events, radio broadcasts, home video products, console games, sports, print media and the Internet. Technological advancements, such as video on demand, new video formats and Internet streaming and downloading, have increased the number of media and entertainment choices available to consumers and intensified the challenges posed by audience fragmentation. The increasing number of choices available to audiences could negatively impact not only consumer demand for the Company’s products and services, but also advertisers’ willingness to purchase advertising from the Company’s businesses. If the Company does not respond appropriately to further increases in the leisure and entertainment choices available to consumers, the Company’s competitive position could deteriorate, and its financial results could suffer.

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

The Company’s Internet and advertising businesses are subject to regulation in the U.S. and internationally, which could cause these businesses to incur additional costs or liabilities or disrupt their business practices.  The Company’s businesses that generate revenues from online activities and the sale of advertising inventory and related services are subject to a variety of laws and regulations, including those relating to issues such as consumer protection, content regulation, user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, billing and real estate. The application of these laws and regulations to these businesses in many instances is unclear or unsettled. Further, the application of laws regulating or requiring licenses for certain businesses of the Company’s advertisers, including the distribution of pharmaceuticals, alcohol, adult content, tobacco or firearms, insurance and securities brokerage and legal services, can be unclear and is developing, especially with respect to the sale of these products and services on the Internet. Various laws and regulations are intended to protect the interests of children, such as the Children’s Online Protection Act and the Children’s Online Privacy Protection Act, which restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. The Company’s Internet and advertising businesses could incur substantial costs necessary to comply with these laws and regulations or substantial penalties or other liabilities if they fail to comply with them. Compliance with these laws and regulations also could cause these businesses to change or limit their business practices in a manner that is adverse to the businesses. In addition, if there are changes in laws, such as the Digital Millennium Copyright Act, that provide protections that the Company’s Internet or advertising businesses rely on in conducting their businesses or if there are judicial interpretations narrowing the protections of these laws, it would subject these businesses to greater risk of liability and could increase their costs of compliance or limit their ability to operate certain lines of business.

RISKS RELATING TO TIME WARNER’S AOL BUSINESS

The continuing shift in AOL’s business model from a primarily subscription-based business model to a primarily advertising-supported model involves significant risks.  In addition to continuing to implement the shift in its business model, AOL is working to separate the operations of its Access Services business and its Global Web Services business. As AOL has continued to implement the shift in its business model, AOL’s subscription revenues have been declining, and, although its advertising revenues have been increasing, they have not increased in an amount sufficient to offset the decline in its subscription revenues. Subscription revenues will remain an important source of operating income before depreciation and amortization (or OIBDA) for AOL in 2008. If subscribers to AOL’s Internet access service decline at a rate faster than anticipated, AOL’s ability to generate OIBDA in 2008 may be adversely affected.

In addition, as subscription revenues continue to decline, AOL will become more dependent on continued cost reductions and advertising revenues in order to improve its financial performance. Identifying and implementing cost reductions may become increasingly difficult to do in an operationally effective manner and may lead to employee distraction or a decline in morale, as well as difficulty in hiring or retaining necessary employees. Cost reductions could also impair AOL’s ability to provide satisfactory customer service. As AOL continues to implement the shift in its business model, it becomes increasingly prone to the risks associated with operating an advertising business. Advertising revenues may be more unpredictable and variable than subscription revenues and are more likely to be adversely affected during economic downturns. In addition, AOL’s advertising business has benefited from significant growth in online advertising, and, if online advertising does not continue to grow, whether because of changing economic conditions or otherwise, AOL’s advertising revenues could be adversely impacted. See “Risks Relating to Time Warner Generally — Weakening economic conditions or other factors could reduce the Company’s advertising or other revenues or hinder its ability to increase such revenues,” as well as the risks relating to AOL’s advertising business described below.

Pricing for advertising may continue to face downward pressure.  During 2007, advertisers increasingly purchased lower-priced inventory rather than higher-priced inventory, and increasingly demanded lower pricing, in addition to increasingly purchasing advertising inventory from third party advertising networks as described below.

In order for advertising revenues to be maintained or increased in 2008 over 2007, AOL believes that it will be important to increase sales of advertising at higher prices. If advertisers continue to demand lower-priced inventory and continue to put downward pressure on pricing, AOL’s operating margins and its ability to generate OIBDA could be adversely affected.

Costs to acquire advertising inventory could continue to increase.  The Platform-A business group must purchase inventory that can be sold to advertisers. AOL’s costs to acquire advertising inventory from third parties increased during 2007. Continuing increases in such costs during 2008, due to competition for inventory or otherwise, could put downward pressure on AOL’s operating margins or impair its ability to generate OIBDA.

AOL faces risks associated with the fragmentation of the Internet audience.  Consumers are fragmenting across the Internet, away from portals, such as AOL.com and Yahoo!, and migrating towards social networks and niche websites. This shift could require AOL to continue to acquire other companies, products or technologies or pay more for content, applications, features and tools that will attract and engage Internet consumers in order to increase advertising revenues. Furthermore, as Internet consumers continue to fragment, advertisers could increasingly seek to purchase advertising from third-party advertising networks or directly on niche sites, which could benefit the Platform-A business group but would adversely impact the advertising revenue generated on the AOL Network.

Unless AOL increases the number of visitors to the AOL Network and maintains or increases their activity in areas where advertising revenues are generated, AOL may not be able to increase advertising revenues associated with the AOL Network.  In general, current and former subscribers are significantly more active on the AOL Network than other visitors to the AOL Network. As the number of AOL’s subscribers declines, AOL’s ability to maintain or increase advertising revenues may be adversely impacted unless the former subscribers are as active on the AOL Network after terminating their paid Internet access relationship with AOL as they were previously. In addition, AOL needs to increase the number of visitors, whether or not current or former subscribers, to the AOL Network and maintain or increase overall usage in order to continue to increase advertising revenues associated with the AOL Network. Furthermore, different online activities generate different volumes of advertising, sold at differing prices. It will be important that new visitors to the AOL Network be active on those properties that generate generally higher priced and higher volumes of advertising, leading to greater advertising revenues, and that as subscribers migrate to become unpaid accounts, their activity on the AOL Network continues in a manner similar to their activity before such migration.

If AOL does not continue to develop and offer compelling and differentiated content, products and services, AOL’s advertising revenues could be adversely affected.  In order to attract Internet consumers and generate increased activity on the AOL Network, AOL believes that it must offer compelling and differentiated content, products and services. However, acquiring, developing and offering such content, products and services may require significant costs and time to develop, while consumer tastes may be difficult to predict and are subject to rapid change. If AOL is unable to provide content, products and services that are sufficiently attractive to its current and former subscribers and other Internet consumers, AOL may not be able to generate the increases in activity on the AOL Network necessary to generate increased paid-search and display advertising revenues. In addition, although AOL has access to certain content provided by the Company’s other businesses, it may be required to make substantial payments to license such content. Many of AOL’s content arrangements with third parties are non-exclusive, so competitors may be able to offer similar or identical content. If AOL is unable to acquire or develop compelling content and do so at reasonable prices, or if other companies offer content that is similar to that provided by AOL, AOL may not be able to attract and increase the engagement of Internet consumers on the AOL Network.

Continued growth in AOL’s advertising business also depends on the ability of the Platform-A business group to continue offering a competitive and distinctive range of advertising products and services for advertisers and publishers and its ability to maintain or increase prices for its advertising products and services. Continuing to develop and improve these products and services may require significant time and costs. If the Platform-A business group cannot continue to develop and improve its advertising products and services or if prices for its advertising products and services decrease, AOL’s advertising revenues could be adversely affected.

If AOL cannot secure favorable arrangements to effectively distribute its products and services, it could hinder AOL’s ability to attract new Internet consumers or maintain or increase the engagement of Internet consumers.  Distribution of AOL’s products and services is subject to significant competition. Furthermore, as the Internet audience continues to fragment and traffic continues to gravitate away from the Internet portals, distribution of AOL’s products and services via traditional methods may become less effective, and new distribution strategies may need to be developed. In an effort to reach a more fragmented audience, AOL is creating versions of certain of its products and services for consumer distribution that will generate activity on the AOL Network. Additionally, AOL seeks to develop technologies to allow AOL Network sites to interact with other websites and applications in order to allow and encourage third parties to use AOL’s content and services. However, even if AOL is able to secure favorable arrangements to distribute its products and services, this does not assure that AOL will be able to attract new Internet consumers and maintain or increase the engagement of Internet consumers on the AOL Network.

More individuals are using devices other than personal and laptop computers to access and use the Internet, and if AOL cannot make its products and services available and attractive to consumers via these alternative devices, AOL’s advertising revenues could be adversely affected.  Individuals increasingly are accessing and using the Internet through devices other than a personal or laptop computer, such as personal digital assistants or mobile telephones, which differ from computers with respect to memory, functionality, resolution and screen size. In order for consumers to access and use AOL’s products and services via these alternative devices, AOL must ensure that its products and services are technologically compatible with such devices. AOL also needs to secure arrangements with device manufacturers and wireless carriers in order to have desktop placement on the alternative devices and to more effectively reach consumers. If AOL cannot effectively make its products and services available on alternative devices, fewer Internet consumers may access and use AOL’s products and services. Also, the Platform-A business group must be able to compose, package, and deliver compelling advertising on alternative devices, and the advertising revenue it generates may be negatively affected if it is not able to effectively do so.

If AOL cannot effectively build a portfolio of alternate brands that are appealing to Internet consumers, AOL may have difficulty in increasing the engagement of Internet consumers on its web products and services.  AOL believes that the “AOL” brand is associated in the minds of consumers with its dial-up Internet access service, and AOL is seeking to build a portfolio of other brands, such as MapQuest and TMZ.com, that have a strong and more updated consumer association. If the AOL brand continues to be used to identify the AOL dial-up Internet access service as well as various web products and services, such as AOL.com, AOL Money & Finance and myAOL, this could lead to consumer confusion and exacerbate the challenges AOL faces in attracting Internet consumers to and engaging them on its web products and services.

Changes in AOL’s relationship with a major customer of Advertising.com will put downward pressure on AOL’s advertising revenues in 2008.  Approximately 17% of AOL’s growth in advertising revenues in 2007 was attributable to a major customer of Advertising.com. As a result of an amendment to the contract with this customer, beginning in 2008, this customer is under no obligation to continue to do business with Advertising.com, which is expected to result in a substantial reduction in advertising revenues to be received from this customer. Accordingly, if AOL does not secure new or expanded relationships with other customers in amounts sufficient to offset any loss of revenues from the customer, it will not be able to maintain or increase advertising revenues.

AOL faces intense competition in all aspects of its business.  In its Internet access business, AOL competes with other Internet access providers, especially broadband access providers, and this competition could cause the number of AOL subscribers to decline at a faster rate than experienced in the past. With respect to advertising generated on the AOL Network, AOL competes for the time and attention of consumers with a wide range of Internet companies, such as Yahoo!, Google, MSN, MySpace and Facebook, and traditional media companies, which are increasingly offering their own Internet products and services. The competition AOL’s advertising businesses face could intensify when Google’s acquisition of DoubleClick is completed and if Microsoft’s proposed acquisition of Yahoo! or other similar consolidations occur. The Internet is dynamic and rapidly evolving, and new and popular competitors, such as social networking sites, frequently emerge. AOL’s Platform-A business group competes with other aggregators of third-party advertising inventory and other companies offering competing advertising products, technology and services, as well as, increasingly, aggregators of such advertising products, technology and services. Competitors include such companies as 24/7 Real Media and ValueClick, as well as Google, Yahoo! and MSN. Competition among these companies is intensifying and may lead to continuing increases in traffic acquisition costs and continuing decreases in prices for advertising inventory. Following the sales of its Internet access businesses, AOL Europe’s primary competitors are global enterprises such as Google, MSN, and Yahoo!, new entrants such as Facebook, MySpace and other social networking sites and a large number of local enterprises. As AOL expands internationally, it will face intense competition from both global and local competitors. In addition, competition generally may cause AOL to incur unanticipated costs associated with research and product development. There can be no assurance that AOL will be able to compete successfully in the future with existing or potential competitors or that competition will not have an adverse effect on its business or results of operations.

Acquisitions of other companies could have an adverse impact on AOL’s operations and result in unanticipated liabilities.  During 2007, AOL acquired six companies and expects to make additional acquisitions and strategic investments in the future. If AOL does not effectively integrate the operations and systems of the Platform-A companies (including ADTECH, Quigo and TACODA), it could negatively affect AOL’s ability to compete effectively and increase advertising revenues. The completion of acquisitions and strategic investments and the integration of acquired businesses involve a substantial commitment of resources. In addition, past or future transactions may be accompanied by a number of risks, including:

•	the uncertainty of AOL’s returns on investment due to the new and developing industries (e.g., mobile advertising) in which some of the acquired companies operate;

•	the adverse impact of known potential liabilities or unknown liabilities, such as claims of patent or other intellectual property infringement, associated with the companies acquired or in which AOL invests;

•	the difficulty of integrating technology, administrative systems, personnel and operations of acquired companies into AOL’s services, systems and operations and unanticipated expenses related to such integration;

•	potential loss of key talent at acquired companies;

•	the potential disruption of AOL’s on-going business and distraction of its management;

•	additional operating losses and expenses of the businesses AOL acquires or in which it invests and the failure of such businesses to perform as expected;

•	the failure to successfully further develop acquired technology resulting in the impairment of amounts currently capitalized as intangible assets;

•	the difficulty of reconciling possibly conflicting or overlapping contractual rights and duties; and

•	the impairment of relationships with customers, partners and employees as a result of the combination of acquired operations and new management personnel.

The failure to successfully address these risks or other problems encountered in connection with past or future acquisitions and strategic investments could cause AOL to fail to realize the anticipated benefits of such transactions and incur unanticipated liabilities and could harm its business and operating results.

New or changing federal, state or international privacy legislation or regulation could hinder the growth of AOL’s business.  A variety of federal, state and international laws govern the collection, use, retention, sharing and security of consumer data that AOL uses to operate its services and to deliver certain advertisements to its customers, as well as the technologies used to collect such data. Not only are existing privacy-related laws in these jurisdictions evolving and subject to potentially disparate interpretation by governmental entities, new legislative proposals affecting privacy are now pending at both the federal and state level in the U.S. Changes to the interpretation of existing law or the adoption of new privacy-related requirements could hinder the growth of AOL’s business. Also, a failure or perceived failure to comply with such laws or requirements or with AOL’s own policies and procedures could result in significant liabilities, including a possible loss of consumer or investor confidence or a loss of customers or advertisers.

RISKS RELATING TO TIME WARNER’S CABLE BUSINESS

TWC may continue to face challenges in its systems in Dallas, Texas and Los Angeles, California.  TWC continues to face challenges in the Dallas, Texas and Los Angeles, California systems, most of which were acquired in the Adelphia/Comcast Transactions. During 2007, TWC undertook a significant integration effort that included upgrading the capacity and technical performance of these systems to levels that allow the delivery of advanced services and features. However, the historical negative perception of cable service in Dallas and Los Angeles, due in part to the service provided by predecessor cable operators, could hinder TWC’s efforts to attract new customers. In addition, the competition in Dallas and Los Angeles from Verizon and AT&T, is intense. As a result, the Dallas and Los Angeles systems could be unable to meaningfully improve their financial performance, which could adversely affect TWC’s growth, financial condition and results of operations.

Increases in programming costs or an inability to obtain popular programming could adversely affect TWC’s operations, business or financial results.  Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting the increasing cost of obtaining desirable programming, particularly sports programming, as well as subscriber growth and the expansion of service offerings. It is expected that TWC’s video service margins will decline over the next few years as programming cost increases outpace growth in video revenues. Furthermore, current and future programming providers that supply content that is desirable to TWC’s subscribers may be unwilling to enter into distribution arrangements with TWC on acceptable terms. In addition, owners of non-broadcast video programming content may enter into exclusive distribution arrangements with TWC’s competitors. A failure to carry programming that is attractive to TWC’s subscribers could adversely impact TWC’s subscription and advertising revenues.

TWC faces a wide range of competition, which could negatively affect its business and financial results.  TWC’s industry is and will continue to be highly competitive. Some of TWC’s principal competitors, direct broadcast satellite (or “DBS”) operators and incumbent local telephone companies, in particular, offer services that provide features and functions comparable to the video, high-speed data and/or voice services that TWC offers, and they are offering them in bundles similar to TWC’s. The telephone and DBS companies aggressively market their individual products as well as their bundles or synthetic bundles (i.e., video services provided principally by the DBS operator, and digital subscriber line service, traditional phone service and, in some cases, wireless service provided by the telephone company). These competitors try to distinguish their services from TWC’s by offering aggressive promotional pricing, exclusive programming, a bundle including their own or an affiliate’s wireless voice service and/or assertions of superior service or offerings.

In addition to these competitors, TWC faces competition on individual services from a range of competitors, including, in video, SMATV and video delivered to consumers over the Internet; in high speed data, Wi-Fi, Wi-Max and 3G wireless broadband services provided by mobile carriers such as Verizon Wireless, broadband over power line providers and municipal Wi-Fi services; and in voice, cellular telephone service providers and Internet phone providers, such as Vonage, and others. Furthermore, TWC operates its cable systems under non-exclusive franchises granted by state or local authorities. In some of TWC’s operating areas, other operators have overbuilt TWC’s systems and offer video, data and/or voice services in competition with TWC.

Any inability to compete effectively or an increase in competition with respect to video, voice or high-speed data services could have an adverse effect on TWC’s financial results and return on capital expenditures due to possible increases in the cost of gaining and retaining subscribers and lower per subscriber revenue, could slow or cause a decline in TWC’s growth rates, reduce its revenues, reduce the number of its subscribers or reduce its ability to increase penetration rates for services. As TWC expands and introduces new and enhanced products and services, it may be subject to competition from other providers of those products and services, such as telecommunications providers, Internet service providers and consumer electronics companies, among others. In addition, future advances in technology, as well as changes in the marketplace and in the regulatory and legislative environments, may result in changes to the competitive landscape. TWC cannot predict the extent to which competition will affect its future business and financial results or return on capital expenditures.

Significant unanticipated increases in the use of bandwidth-intensive Internet-based services could increase TWC’s costs.  The rising popularity of bandwidth-intensive Internet-based services poses special risks for TWC’s high-speed data business. Examples of such services include peer-to-peer file sharing services, gaming services and the delivery of video via streaming technology and by download. If heavy usage of bandwidth-intensive services grows beyond TWC’s current expectations, TWC may need to invest more capital than currently anticipated to expand the bandwidth capacity of its systems or TWC’s customers may have a suboptimal experience when using TWC’s high-speed data service. In addition, in order to continue to provide quality service at attractive prices, TWC needs the continued flexibility to develop and refine business models that respond to changing consumer uses and demands, to manage bandwidth usage efficiently and to make upgrades to TWC’s broadband facilities. TWC’s ability to do these things could be restricted by legislative efforts to impose so-called “net neutrality” requirements on cable operators.

Availability of SDV technology may not enable TWC to effectively manage its existing bandwidth.  As of December 31, 2007, TWC had deployed switched digital video, or SDV, technology to over 1.4 million digital video subscribers, and TWC intends to further deploy this technology during 2008. SDV allows TWC to save bandwidth by transmitting particular programming services only to groups of homes or nodes where subscribers are viewing the programming at a particular time rather than broadcasting it to all subscriber homes. Deploying SDV requires installation of new hardware and software at each cable system where it is employed. In addition, bandwidth savings are based on the actual viewing habits of subscribers. As a result, TWC may experience operational difficulties in deploying SDV and may not realize all of the efficiencies it anticipates from the deployment of this technology. In addition, the FCC may interpret existing regulation or introduce new regulation to restrict cable operators’ ability to use SDV technology. If TWC experiences operational difficulties in deploying SDV, if TWC is unable to gain anticipated additional network capacity as a result of its SDV deployment plans or if TWC is prohibited by regulation from using SDV technology, TWC may have difficulty carrying the volume of HDTV channels and other bandwidth-intensive traffic carried by competitors and may be forced to make costly upgrades to its systems in order to remain competitive.

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

TWC may encounter unforeseen difficulties as it increases the scale of its video, high-speed data and voice offerings to commercial customers.  TWC has sold video and high-speed data services to businesses for some time and in 2007 introduced an IP-based telephony service, Business Class Phone, geared to small- and medium-sized businesses. In order to provide its commercial customers with reliable services, TWC may need to increase expenditures, including spending on technology, equipment and personnel. If the services are not sufficiently reliable or TWC otherwise fails to meet commercial customers’ expectations, its commercial services business could be adversely affected. In addition, TWC faces competition from the existing local telephone companies as well as from a variety of other national and regional business services competitors. If TWC is unable to successfully attract and keep commercial customers, its growth, financial condition and results of operations may be adversely affected.

TWC’s business is subject to extensive governmental regulation, which could adversely affect its business.  TWC’s video and voice services are subject to extensive regulation at the federal, state, and local levels. In addition, the federal government also has been exploring possible regulation of high-speed data services. Additional regulation, including regulation relating to rates, equipment, technologies, programming, levels and types of services, taxes and other charges, could have an adverse impact on TWC’s services. If the United States Congress (“Congress”) or regulators were to disallow the use of certain technologies TWC uses today or to mandate the implementation of other technologies, TWC’s services and results of operations could suffer. TWC expects that legislative enactments, court actions, and regulatory proceedings will continue to clarify and in some cases change the rights of cable companies and other entities providing video, data and voice services under the Communications Act and other laws, possibly in ways that TWC has not foreseen. The results of these legislative, judicial, and administrative actions may materially affect TWC’s business operations in areas such as:

•	Cable Franchising. At the federal level, various provisions have been introduced in connection with broader Communications Act reform that would streamline the video franchising process to facilitate entry by new competitors. To date, no such measures have been adopted by Congress. In December 2006, the FCC adopted new regulations intended to limit the ability of local franchising authorities to delay or refuse the grant of competitive franchises, which could facilitate entry by TWC’s competitors into areas where TWC operates. At the state level, several states, including California, New Jersey, North Carolina, South Carolina and Texas, have enacted statutes intended to streamline entry by additional video competitors, some of which provide more favorable treatment to new entrants than to existing providers. Similar bills are pending or may be enacted in additional states. To the extent federal or state laws or regulations facilitate additional competitive entry or create more favorable regulatory treatment for new entrants, TWC’s operations could be materially and adversely affected.

•	À la carte Video Services. There has from time to time been federal legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an à la carte basis, which could alter the cost structure of TWC’s services. Currently, no such legislation is pending and there are no pending proceedings related to à la carte video services at the FCC, although the FCC is examining the question of whether programming must be sold to multichannel video programming distributors, or MVPDs, at the wholesale level on an unbundled basis.

•	Carriage Regulations. In September 2007, the FCC adopted an order that will require cable operators that offer at least some analog service (i.e., are not operating “all-digital” systems) to provide to subscribers both analog and digital feeds of must-carry broadcast stations beginning February 18, 2009. If TWC is not able to obtain a waiver of this requirement for its smaller systems from the FCC, there is a risk that TWC will be forced to invest capital to upgrade the systems, sell them or shut them down, or be required to drop more popular programming services in order to carry the dual feeds. Currently, this obligation is scheduled to terminate in February 2012, subject to FCC review. In addition, in November 2007, the FCC revised its leased access rules by further lowering the permitted rate charged to most leased access programmers, as well as adopting new procedural and complaint provisions, and the FCC is seeking further comment on whether to extend the new rate methodology to program-length commercial and sales programming. To the extent the FCC extends the new rate methodology to other programming, TWC’s revenues could be adversely affected. The FCC also has launched a proceeding to examine its substantive and procedural rules for program carriage. TWC is unable to predict whether any such proceedings will lead to any material changes in existing regulations. Any change in the existing carriage regulations could restrict TWC’s ability to select programming that is attractive to its subscribers.

•	Voice Communications. Traditional providers of voice services generally are subject to significant regulations. It is unclear to what extent those regulations (or other regulations) apply to providers of nontraditional voice services, including TWC’s. In orders over the past several years, the FCC subjected nontraditional voice service providers to a number of obligations applicable to traditional voice service. To the extent that the FCC (or Congress) imposes additional burdens, TWC’s operations could be adversely affected.

“Net neutrality” legislation or regulation could limit TWC’s ability to operate its high-speed data business profitably, to manage its broadband facilities efficiently and to make upgrades to those facilities sufficient to respond to growing bandwidth usage by its high-speed data customers.  Several disparate groups have adopted the term “net neutrality” in connection with their efforts to persuade Congress and regulators to adopt rules that could limit the ability of broadband providers to apply differential pricing or network management policies to different uses of the Internet. Proponents of such regulation also seek to prohibit broadband providers from recovering the costs of rising bandwidth usage from any parties other than retail customers. The average bandwidth usage of TWC’s high-speed data customers has been increasing significantly in recent years as the amount of high-bandwidth content and the number of applications available on the Internet continue to grow. In order to continue to provide quality service at attractive prices, TWC needs the continued flexibility to develop and refine business models that respond to changing consumer uses and demands, to manage bandwidth usage efficiently and to make upgrades to its broadband facilities. As a result, depending on the form it might take, “net neutrality” legislation or regulation could impact TWC’s ability to operate its high-speed data network profitably and to undertake the upgrades that may be needed to continue to provide high quality high-speed data services and could negatively impact its ability to compete effectively. Several petitions have been filed with the FCC asking it to adopt regulations in this area; however, TWC is unable to predict the likelihood that such regulatory proposals will be adopted.

RISKS RELATING TO BOTH THE TIME WARNER
NETWORKS AND FILMED ENTERTAINMENT BUSINESSES

The Networks and Filmed Entertainment segments must respond to recent and future changes in technology, services and standards to remain competitive and continue to increase their revenue.  Technology in the video, telecommunications and data services used in the entertainment industry is changing rapidly, and advances in technology, such as video-on-demand, new video formats and distribution via the Internet, have led to alternative methods of product delivery and storage. Certain changes in consumer behavior driven by these methods of delivery and storage could have a negative effect on the revenue of the Networks and Filmed Entertainment segments. For example, devices that allow users to view television programs or motion pictures from a remote location may cause changes in consumer behavior that could negatively affect the subscription revenue of cable system and direct broadcast satellite, or DBS, operators and telephone companies and therefore have a corresponding negative effect on the subscription revenue generated by the Networks segment and the licensing revenue generated by the Networks and Filmed Entertainment segments. Devices such as digital video recorders, or DVRs, that enable users to view television programs or motion pictures on a time-delayed basis or allow them to fast-forward or skip advertisements or network-based deployments of DVR-like technology may cause changes in consumer behavior that could adversely affect the advertising revenue of the advertising-supported networks in the Networks segment and have an indirect negative impact on the licensing revenue generated by the Filmed Entertainment segment and the revenue generated by Home Box Office from the licensing of its original programming in syndication and to basic cable networks. In addition, further increased use of portable digital devices that allow users to view content of their own choice, at a time of their choice, while avoiding traditional commercial advertisements, could adversely affect such advertising and licensing revenue.

Technological developments also pose other challenges for the Networks and Filmed Entertainment segments that could adversely impact their revenue and competitive position. For example, the Networks and Filmed Entertainment segments may not have the right, and may not be able to secure the right, to distribute their licensed content across new delivery platforms that are developed. In addition, technological developments could enable third-party owners of programming to bypass traditional content aggregators, such as the Turner networks and Home Box Office, and deal directly with cable system and DBS operators and telephone companies or other businesses that develop to offer content to viewers. Such limitations on the ability of the segments to distribute their content could have an adverse impact on their revenue. Cable system and DBS operators are developing new techniques that enable them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially furthering the development of more specialized niche audiences. A greater number of options increases competition for viewers, and competitors targeting programming to narrowly defined audiences may improve their competitive position compared to the Networks and Filmed Entertainment segments for television advertising and for subscription and licensing revenue. In addition, traditional audience measures have evolved with emerging technologies that can measure viewing audiences with improved sensitivity, which has resulted in changes to the basis for pricing and guaranteeing the advertising contracts of the advertising-supported networks in the Networks segment. There may be future technical and marketplace developments that will result in new audience measurements that may be used as the basis for the pricing and guaranteeing of such advertising. Any significant decrease in measured audiences for advertising on the advertising-supported networks in the Networks segment could have a significant negative impact on the advertising revenue of such networks and the licensing revenue generated by the Filmed Entertainment segment as well as the revenue generated by Home Box Office from the licensing of its original programming in syndication and to basic cable networks. The ability to anticipate and adapt to changes in technology on a timely basis and exploit new sources of revenue from these changes will affect the ability of the Networks and Filmed Entertainment segments to continue to grow and increase their revenue.

The Networks and Filmed Entertainment segments operate in highly competitive industries.  The Company’s Networks and Filmed Entertainment businesses generate revenue primarily through the production and distribution of feature films, television programming and home video products, licensing fees, the sale of advertising and subscriber fees paid by affiliates. Competition faced by the businesses within these segments is intense and comes from many different sources. For example:

•	The Networks and Filmed Entertainment segments compete with other television programming services for marketing and distribution by cable, satellite and other distribution systems, and the production divisions in these segments compete with other producers and distributors of television programming for air time on broadcast, cable and DBS networks, independent commercial television stations and basic and pay cable television services.

•	The Networks and Filmed Entertainment segments compete for viewers’ attention and audience share with other forms of programming and entertainment provided to viewers, including broadcast networks, local over-the-air television stations, basic and pay cable television services, motion pictures, home video, pay-per-view and video-on-demand services, Internet streaming and downloading, Internet sites providing social networking and user-generated content, interactive games and other online activities and other forms of news, information and entertainment.

•	The Networks segment faces competition for programming with commercial television networks, independent stations, and basic and pay cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors.

•	The advertising-supported networks and Turner’s Internet sites in the Networks segment compete for advertising with numerous direct competitors and other media.

The ability of the Company’s Networks and Filmed Entertainment segments to compete successfully depends on many factors, including their ability to provide high-quality and popular entertainment product and their ability to achieve high distribution levels. There has been consolidation in the media industry, and the Company’s Networks and Filmed Entertainment segments’ competitors include industry participants with interests in other multiple media businesses that are often vertically integrated. Such vertical integration could have various negative effects on the competitive position of the Company’s Networks and Filmed Entertainment segments. For example, vertical integration of other television networks and television and film production companies could adversely impact the Networks segment if it hinders the ability of the Networks segment to obtain programming for its networks. In addition, if purchasers of programming increasingly purchase their programming from production companies with which they are affiliated, such vertical integration could have a negative effect on the Filmed Entertainment segment’s licensing revenue and the revenue generated by Home Box Office from the licensing of its original programming in syndication and to basic cable networks. There can be no assurance that the Networks and Filmed Entertainment segments will be able to compete successfully in the future against existing or potential competitors, or that competition will not have an adverse effect on their businesses or results of operations.

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

The popularity of the Company’s television programs and films and other factors is difficult to predict and could lead to fluctuations in the revenue of the Networks and Filmed Entertainment segments.  Television program and film production and distribution are inherently risky businesses largely because the revenue derived from the production and distribution of a television program or motion picture, as well as the licensing of rights to the intellectual property associated with a program or film, depends primarily on its acceptance by the public, which is difficult to predict. The commercial success of a television program or feature film also depends on the quality and acceptance of other competing programs and films released at or near the same time, the availability of alternate forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. In the case of the Turner networks, audience sizes are also factors that are weighed when determining their advertising rates. Poor ratings in targeted demographics can lead to a reduction in pricing and advertiser demand. Further, the theatrical success of a motion picture may affect revenue from other distribution channels, such as home entertainment and pay television programming services, and sales of licensed consumer products. Therefore, low public acceptance of the television programs or feature films of the Networks and Filmed Entertainment segments may adversely affect their respective results of operations.

The Networks and Filmed Entertainment segments are subject to labor interruption.  The Networks and Filmed Entertainment segments and certain of their suppliers retain the services of writers, directors, actors, trade employees and others who are covered by collective bargaining agreements and who are involved in the development and production of motion pictures and television programs. On November 5, 2007, the Writers Guild of America (East and West) (the “WGA”) commenced an industry-wide strike following the expiration of its collective bargaining agreement on October 31, 2007, primarily due to the failure of the WGA to come to agreement with content producers over the revenue derived from exhibition of filmed entertainment content on new media platforms. In February 2007, content producers and the WGA reached an agreement on these issues, thereby ending the strike, and in January 2007 content producers and the Directors Guild of America (the “DGA”) came to an agreement on similar issues. The WGA strike has caused delays in the production of the segments’ feature films and television programs and the development of new television series. These delays could result in increased costs when resuming production.

The collective bargaining agreements between content producers and the American Federation of Television and Radio Artists (“AFTRA”) and the Screen Actors Guild (“SAG”) that cover the services of actors on feature films and network-prime-time television programs expire on June 30, 2008. Industry-wide negotiations with SAG and AFTRA, which will address similar new media issues to those addressed in the WGA and DGA negotiations, are scheduled to commence in March 2008. SAG and AFTRA could take actions in the form of strikes, work slowdowns or work stoppages if agreements are not reached before their respective contracts expire. Such actions could cause additional delays in the production or the release dates of the segments’ feature films and television programs, as well as higher costs resulting either from such actions or less favorable terms of these agreements on renewal.

RISKS RELATING TO TIME WARNER’S FILMED ENTERTAINMENT BUSINESS

DVD sales have been declining, which may adversely affect the Filmed Entertainment segment’s growth prospects and results of operations.  Several factors, including increasing competition for consumer discretionary spending, piracy, the maturation of the DVD format, increased competition for retailer shelf space and the fragmentation of consumer leisure time, are contributing to an industry-wide decline in DVD sales both domestically and internationally. The high definition format war between the HD DVD and Blu-ray formats has slowed consumer adoption of those technologies. In January 2008, Warner Bros. announced that, starting in June 2008, it will release its content exclusively in the Blu-ray format. Nevertheless, consumer uncertainty may continue to slow widespread adoption of a new high definition format or lead consumers to forego adopting a high definition DVD format altogether, which would adversely affect DVD sales. DVD sales also may be affected as consumers increasingly shift from consuming physical entertainment products to digital forms of entertainment. The filmed entertainment industry faces a challenge in managing the transition from physical to digital formats in a manner that continues to support the current DVD business and its relationships with large retail customers and yet meets the growing consumer demand for delivery of filmed entertainment in a variety of digital formats. There can be no assurance that home video wholesale prices can be maintained at current levels, due to aggressive retail pricing, digital competition and other factors. A continuing decline in DVD sales could have an adverse impact on the segment’s results of operations and growth prospects.

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

A decrease in demand for television product could adversely affect Warner Bros.’ revenues.   Warner Bros. is a leading supplier of television programming. If there is a decrease in the demand for Warner Bros.’ television product, it could lead to the launch of fewer new television series and a reduction in the number of original programs ordered by the networks and the per-episode license fees generated by Warner Bros. in the near term. In addition, such a decrease in demand could lead to a reduction in syndication revenues in the future. Various factors may increase the risk of such a decrease in demand, including station group consolidation and vertical integration between station groups and broadcast networks, as well as the vertical integration between television production studios and broadcast networks, which can increase the networks’ reliance on their in-house or affiliated studios. In addition, the failure of ratings for the programming to meet expectations and the shift of viewers and advertisers away from network television to other entertainment and information outlets could adversely affect the amount of original programming ordered by networks and the amount they are willing to pay for such programming. Local television stations may face loss of viewership and an accompanying loss of advertising revenue as viewers move to other entertainment outlets, which may negatively impact the segment’s ability to obtain the per-episode license fees in syndication that it has received in the past. Finally, the increasing popularity of local television content in international markets also could result in decreased demand, fewer available broadcast slots, and lower licensing and syndication revenue for U.S. television content.

RISKS RELATING TO TIME WARNER’S NETWORKS BUSINESS

The loss of affiliation agreements could cause the revenue of the Networks segment to decline in any given period, and further consolidation of multichannel video programming distributors could adversely affect the segment.  The Networks segment depends on affiliation agreements with cable system and DBS operators and telephone companies for the distribution of its networks and services, and there can be no assurance that these affiliation agreements will be renewed in the future on terms that are acceptable to the Networks segment. The renewal of such agreements on less favorable terms may adversely affect the segment’s results of operations. In addition, the loss of any one of these arrangements representing a significant number of subscribers or the loss of carriage on the most widely penetrated programming tiers could reduce the distribution of the segment’s programming, which may adversely affect its advertising and subscription revenue. The loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor of the segment’s networks also could reduce subscription revenue. In addition, further consolidation among cable system and DBS operators has provided greater negotiating power to such distributors, and increased vertical integration of such distributors could adversely affect the segment’s ability to maintain or obtain distribution and/or marketing for its networks and services on commercially reasonable terms, or at all.

The inability of the Networks segment to license rights to popular programming or create popular original programming could adversely affect the segment’s revenue.  The Networks segment obtains a significant portion of its popular programming from third parties. For example, some of Turner’s most widely viewed programming, including sports programming, is made available based on programming rights of varying durations that it has negotiated with third parties. Home Box Office also enters into commitments to acquire rights to feature films and other programming for its HBO and Cinemax pay television programming services from feature film producers and other suppliers for varying durations. Competition for popular programming licensed from third parties is intense, and the businesses in the segment may be outbid by their competitors for the rights to new popular programming or in connection with the renewal of popular programming they currently license. In addition, renewal costs could substantially exceed the existing contract costs. Alternatively, third parties from which the segment obtains programming, such as professional sports teams or leagues, may create their own networks.

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

Increases in the costs of programming licenses and other significant costs may adversely affect the gross margins of the Networks segment.  As described above, the Networks segment licenses a significant amount of its programming, such as motion pictures, television series, and sports events, from movie studios, television production companies and sports organizations. For example, Home Box Office relies on film studios for a significant portion of its content. In addition, the Turner networks have obtained the rights to produce and broadcast significant sports events such as the NBA play-offs, the Major League Baseball play-offs and a series of NASCAR races. If the level of demand for quality content exceeds the amount of quality content available, the networks may have to pay significantly higher licensing costs, which in turn will exert greater pressure on the segment to offset such increased costs with higher advertising and/or subscription revenue. There can be no assurance that the Networks segment will be able to renew existing or enter into additional license agreements for its programming and, if so, if it will be able to do so on terms that are similar to existing terms. There also can be no assurance that it will be able to obtain the rights to distribute the content it licenses over new distribution platforms on acceptable terms. If it is unable to obtain such extensions, renewals or agreements on acceptable terms, the gross margins of the Networks segment may be adversely affected.

The Networks segment also produces programming, and it incurs costs for new show concepts and all types of creative talent, including actors, writers and producers. The segment incurs additional significant costs, such as newsgathering and marketing costs. Unless they are offset by increased revenue, increases in the costs of creative talent or in production, newsgathering or marketing costs may lead to decreased profits at the Networks segment.

The maturity of the U.S. video services business, together with rising retail rates, distributors’ focus on selling alternative products and other factors, could adversely affect the future revenue growth of the Networks segment.  The U.S. video services business generally is a mature business, which may have a negative impact on the ability of the Networks segment to achieve incremental growth in its advertising and subscription revenues. In addition, programming distributors may increase their resistance to wholesale programming price increases, and programming distributors are increasingly focused on selling services other than video, such as high-speed data and voice services. Also, consumers’ basic cable rates have continued to increase, which could cause consumers to cancel their cable or satellite service subscriptions. The inability of the Networks segment to implement measures to maintain future revenue growth may adversely affect its business.

Changes in U.S. or foreign communications laws or other regulations may have an adverse effect on the business of the Networks segment.  The multichannel video programming and distribution industries in the United States, as well as cable networks, are regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The U.S. Congress and the FCC currently are considering, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations of the Networks segment. For example, policymakers have expressed interest in exploring whether cable operators should offer “à la carte” programming to subscribers on a network-by-network basis or provide “family-friendly” tiers, and a number of cable operators, including TWC, have voluntarily agreed to offer family tiers. The FCC also is examining the manner in which some programming distributors package or bundle services sold to distributors; the same conduct is at issue in industry-wide antitrust litigation pending in Federal court in Los Angeles, in which the plaintiffs seek to prohibit wholesale bundling practices prospectively. The unbundling or tiering of program services may reduce the distribution of certain cable networks, thereby creating the risk of reduced viewership and increased marketing expenses, and may affect the segment’s ability to compete for or attract the same level of advertising dollars. Policymakers have also raised concerns about the potential impact on childhood obesity rates of food and beverage advertising during children’s television programming. Any decline in subscribers could lead to a decrease in the segment’s advertising and subscription revenues. The Networks segment is unable to predict whether any new or revised regulations will result from these activities.

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

RISKS RELATING TO TIME WARNER’S PUBLISHING BUSINESS

The Publishing segment faces significant competition for advertising and audience.  The Publishing segment faces significant competition from several direct competitors and other media, including the Internet. The Publishing segment’s magazine and website operations compete for circulation and audience with numerous other magazine and website publishers and other media. The Publishing segment’s magazine and website operations also compete with other magazine and website publishers and other media for advertising directed at the general public and at more focused demographic groups. Time Inc.’s direct marketing operations compete with other direct marketers across all media, including the Internet, for the consumer’s attention.

Competition for advertising revenue is primarily based on advertising rates, the nature and size of audience (including the circulation and readership of magazines and the number of unique visitors to and page views of websites), audience response to advertisers’ products and services and the effectiveness of sales teams. Other competitive factors in magazine and website publishing include product positioning, editorial quality, price and customer service, which impact audience, circulation revenue and advertising revenue. The magazine and website publishing businesses present few barriers to entry and many new magazines and websites are launched annually across multiple sectors. In recent years competitors have launched and/or repositioned many magazines and websites, primarily in the celebrity, women’s service and business sectors, that compete directly with People, InStyle, Real Simple, Fortune and other Publishing segment magazines, as well as the segment’s websites. This has resulted in increased competition, especially at newsstands and mass retailers and particularly for celebrity and entertainment magazines. The Company anticipates that it will face continuing competition from these new competitors, and it is possible that additional competitors may enter the magazine and website publishing businesses and further intensify competition, which could have an adverse impact on the segment’s revenue. In addition, websites that charge users for access may shift to a free-to-user advertising model, which could negatively affect the competitive position of the segment’s websites.

The Publishing segment has in recent years made various changes in its magazine circulation practices and consequently faces new challenges in identifying new subscribers and increasing circulation, which could have an adverse impact not only on its circulation revenue but also on its advertising revenue.

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

The Publishing segment could face increased costs and business disruption resulting from instability in the newsstand distribution channel.  The Publishing segment operates a national distribution business that relies on wholesalers to distribute magazines published by the Publishing segment and other publishers to newsstands and other retail outlets. Due to industry consolidation, four wholesalers represent approximately 80% of the wholesale magazine distribution business in the U.S. There is a possibility of further consolidation among these wholesalers and/or insolvency of one or more of these wholesalers. Should there be a disruption in this wholesale channel it could adversely affect the Publishing segment’s operating income and cash flow, including temporarily impeding the Publishing segment’s ability to distribute magazines to the retail marketplace.

The Publishing segment’s operating income could decrease as a result of rising paper costs.  The Publishing segment’s principal raw material is paper, and paper prices have fluctuated over the past several years. In addition, the paper industry is undergoing certain consolidation and ownership changes which could impact paper prices. Accordingly, if there are significant unanticipated increases in paper prices and the Publishing segment is not able to offset these increases, they could have a negative impact on the segment’s operating income.

The Publishing segment faces risks relating to various regulatory and legislative matters, including changes in Audit Bureau of Circulations rules and possible changes in regulation of direct marketing.  The Publishing segment’s magazine subscription and direct marketing activities are subject to regulation by the FTC and the states under general consumer protection statutes prohibiting unfair or deceptive acts or practices. Certain areas of marketing activity are also subject to specific federal statutes and rules, such as the Telephone Consumer Protection Act, the Children’s Online Privacy Protection Act, the Gramm-Leach-Bliley Act (relating to financial privacy), the FTC Mail or Telephone Order Merchandise Rule and the FTC Telemarketing Sales Rule. Other statutes and rules also regulate conduct in areas such as privacy, data security and telemarketing. New statutes and regulations are adopted frequently. In addition, the Publishing segment’s magazine subscription activities are subject to the rules of the Audit Bureau of Circulations. New rules, as well as new interpretations of existing rules, are periodically adopted by the Audit Bureau of Circulations and could lead to changes in the segment’s magazine circulation practices that could have a negative effect on the segment’s ability to generate new magazine subscriptions, meet rate bases and support advertising sales.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following table sets forth certain information as of December 31, 2007 with respect to the Company’s principal properties (over 250,000 square feet in area) that are occupied for corporate offices or used primarily by the Company’s divisions, all of which the Company considers adequate for its present needs, and all of which were substantially used by the Company or were leased to outside tenants:

		Approximate
		Square Feet	Type of Ownership;
Location	Principal Use	Floor Space	Expiration Date of Lease

New York, NY	Executive and administrative	1,007,500	Owned and occupied by the
One Time Warner Center	offices, studio and technical space		Company.
	(Corporate HQ, Turner and TWC)
Dulles, VA	Executive, administrative and	1,573,000	Owned and occupied by the
22000 AOL Way	business offices (AOL HQ)(a)		Company.
New York, NY	Business offices (AOL), sublet to	582,400	Leased by the Company. Lease
75 Rockefeller Plaza	outside tenants.		expires in 2014. Approx.
Rockefeller Center			397,000 sq. ft. is sublet to outside
			tenants.
Mt. View, CA	Executive, administrative and	406,000	Leased by the Company. (Leases
Middlefield Rd.	business offices (AOL)		expire from 2009 – 2013). Approx.
			246,300 sq. ft. is sublet to outside
			tenants.
Columbus, OH	Executive, administrative and	281,000	Owned and occupied by the
Arlington Centre Blvd.	business offices (AOL)		Company.
Columbia, SC	Business offices, call center,	318,500	Owned by the Company. Approx.
3325 Platt Spring Rd.	warehouse (TWC)		25% of the space is leased to an
			outside tenant.
Charlotte, NC	Business offices (TWC)	277,500	Owned and occupied by the
7800 and 7910 Crescent			Company.
Executive Drive
Burbank, CA	Sound stages, administrative,	4,677,000 sq. ft.	Owned and occupied by the
The Warner Bros. Studio	technical and dressing room	of improved space	Company.
	structures, screening theaters,	on 158 acres(b)
	machinery and equipment facilities,
	back lot and parking lot/structures
	and other Burbank properties
	(Warner Bros.)
Burbank, CA	Executive and administrative	421,000	Leased by the Company. Lease
3400 Riverside Dr.	offices (Warner Bros.)		expires in 2019. Approx.
			21,000 sq. ft. is sublet to
			outside tenants.
Atlanta, GA	Executive and administrative	1,277,000	Owned by the Company. Approx.
One CNN Center	offices, studios, technical space and		47,000 sq. ft. is leased to outside
	retail (Turner)		tenants.
Atlanta, GA	Business offices and studios	1,170,000	Owned and occupied by the
1050 Techwood Dr.	(Turner)		Company.
New York, NY	Executive and business offices	660,500	Leased by the Company under two
1100 and 1114 Ave. of	(Home Box Office)		leases expiring in 2018. Approx.
the Americas			24,200 sq. ft. is sublet to
			outside tenants.
New York, NY	Executive, business and editorial	2,200,000	Leased by the Company. Most
Time & Life Bldg.	offices (Time Inc.)		leases expire in 2017. Approx.
Rockefeller Center			520,000 sq. ft. is sublet to outside
			tenants.

Approximate
		Square Feet	Type of Ownership;
Location	Principal Use	Floor Space	Expiration Date of Lease

London, England	Executive and administrative	499,000	Owned by the Company. Approx.
Blue Fin Building	offices (Time Inc. & IPC)		105,000 sq. ft. is leased to outside
110 Southwark St.			tenants.
Birmingham, AL	Executive and administrative	398,000	Owned and occupied by
2100 Lakeshore Dr.	offices (Time Inc.)		the Company.

(a)	In 2008, AOL plans to relocate its corporate headquarters to New York, NY. Certain administrative and business operations will remain in Dulles, VA.
(b)	Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial and office uses.

Item 3.	Legal Proceedings.

Securities Matters

During the Summer and Fall of 2002, numerous shareholder class action lawsuits were filed against the Company, certain current and former executives of the Company and, in several instances, AOL. The complaints purported to be made on behalf of certain shareholders of the Company and alleged that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claimed, among other things, that the Company failed to disclose AOL’s declining advertising revenues and that the Company and AOL inappropriately inflated advertising revenues in a series of transactions. All of these lawsuits were eventually centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pre-trial proceedings (along with the federal derivative lawsuits, several lawsuits brought under the Employee Retirement Income Security Act of 1974 (“ERISA”), and other related matters, certain of which are described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. In the summer of 2005, the Company entered into a settlement agreement to resolve this matter with the Minnesota State Board of Investment (“MSBI”), who had been designated lead plaintiff for the consolidated securities actions, and the court granted final approval of the settlement on April 6, 2006. The settlement fund established for the members of the class represented in this action (the “MSBI Settlement Fund”) consisted of $2.4 billion contributed by the Company and $100 million contributed by Ernst & Young LLP. In addition, the $150 million the Company previously paid in connection with the settlement of the investigation by the U.S. Department of Justice, and the $300 million the Company previously paid in connection with the settlement of its SEC investigation, were transferred to the MSBI Settlement Fund for distribution to investors through the MSBI settlement process. An initial distribution of these funds has been made, and administration of the settlement is ongoing.

During the Fall of 2002 and Winter of 2003, several putative class action lawsuits were filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the Time Warner Savings Plan, the Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits named as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits alleged that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. In 2006, the parties entered into a settlement agreement to resolve the ERISA matters, and the court granted final approval of the settlement on September 27, 2006. The aggregate amount for which the Company settled this lawsuit as well as the related lawsuits is described below. On October 26, 2007, the court issued an order approving certain attorneys’ fees and expenses requested by plaintiffs’ counsel, as well as approving certain incentive awards to the lead plaintiffs. On November 26, 2007, two of the lead plaintiffs filed a notice of appeal of this decision. In a stipulation dated January 25, 2008, the parties agreed that the case be remanded to the district court for the limited purpose of considering the request by co-lead counsel to resolve the amounts at issue on appeal, and the appellate court ordered the remand on January 29, 2008.

During the Summer and Fall of 2002, numerous shareholder derivative lawsuits were filed in state and federal courts naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. The complaints alleged that defendants breached their fiduciary duties by, among other things, causing the Company to issue corporate statements that did not accurately represent that AOL had declining advertising revenues. Certain of these lawsuits were later dismissed, and others were eventually consolidated in their respective jurisdictions. In 2006, the parties entered into a settlement agreement to resolve all of the remaining derivative matters, and the Court granted final approval of the settlement on September 6, 2006. The court has yet to rule on plaintiffs’ petition for attorneys’ fees and expenses.

On November 11, 2002, Staro Asset Management, LLC filed a putative class action complaint in the U.S. District Court for the Southern District of New York on behalf of certain purchasers of Reliant 2.0% Zero-Premium Exchangeable Subordinated Notes for alleged violations of the federal securities laws. Plaintiff was a purchaser of subordinated notes, the price of which was purportedly tied to the market value of Time Warner stock. Plaintiff alleged that the Company made misstatements and/or omissions of material fact that artificially inflated the value of Time Warner stock and directly affected the price of the notes. On September 27, 2007, the Company filed a motion to dismiss this action based on plaintiff’s failure to take any action to prosecute the case for nearly four years. On December 6, 2007, plaintiff voluntarily dismissed its complaint and on December 12, 2007, the court dismissed the matter with prejudice.

On November 15, 2002, the California State Teachers’ Retirement System filed an amended consolidated complaint in the U.S. District Court for the Central District of California on behalf of a putative class of purchasers of stock in Homestore.com, Inc. (“Homestore”). Plaintiff alleged that Homestore engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and two former employees of its AOL division were named as defendants in the amended consolidated complaint because of their alleged participation in the scheme through certain advertising transactions entered into with Homestore. Motions to dismiss filed by the Company and the two former employees were granted on March 7, 2003, and a final judgment of dismissal was entered on March 8, 2004. Plaintiff appealed and the Ninth Circuit Court issued an opinion on June 30, 2006 affirming the lower court’s decision and remanding the case to the district court for further proceedings. The district court denied plaintiff’s subsequent motion for leave to amend the complaint on December 18, 2006. In addition, on October 20, 2006, the Company joined its co-defendants in filing a petition for certiorari with the Supreme Court of the United States, seeking reconsideration of the Ninth Circuit’s decision. In December 2006, the Company reached an agreement with plaintiff to settle its claims against the Company and its former employees. The court granted final approval of the settlement on December 4, 2007. Administration of the settlement is ongoing. The aggregate amount for which the Company has settled this as well as related lawsuits is described below.

During the fourth quarter of 2006, the Company established an additional reserve of $600 million related to its remaining securities litigation matters, some of which are described above, bringing the reserve for unresolved claims to approximately $620 million at December 31, 2006. The prior reserve aggregating $3.0 billion established in the second quarter of 2005 had been substantially utilized as a result of the settlements resolving many of the other shareholder lawsuits that had been pending against the Company, including settlements entered into during the fourth quarter of 2006. During the first and second quarters of 2007, the Company reached agreements to settle substantially all of the remaining securities litigation claims, a substantial portion of which had been reserved for at December 31, 2006. During 2007, the Company recorded charges of approximately $153 million for these settlements. At December 31, 2007, the Company’s remaining reserve related to these matters is $10 million, which approximates an expected attorneys’ fee award in the previously settled derivative matter described above. The Company has no remaining securities litigation matters as of December 31, 2007.

Other Matters

Warner Bros. (South) Inc. (“WBS”), a wholly owned subsidiary of the Company, is litigating numerous tax cases in Brazil. WBS currently is the theatrical distribution licensee for Warner Bros. Entertainment Nederlands (“Warner Bros. Nederlands”) in Brazil and acts as a service provider to the Warner Bros. Nederlands home video licensee. All of the ongoing tax litigation involves WBS’ distribution activities prior to January 2004, when WBS conducted both theatrical and home video distribution. Much of the tax litigation stems from WBS’ position that in distributing videos to rental retailers, it was conducting a distribution service, subject to a municipal service tax, and not the “industrialization” or sale of videos, subject to Brazilian federal and state VAT-like taxes. Both the federal tax authorities and the State of Sao Paulo, where WBS is based, have challenged this position. Certain of these matters were settled in September 2007 pursuant to a government-sponsored amnesty program. In some additional tax cases, WBS, often together with other film distributors, is challenging the imposition of taxes on royalties remitted outside of Brazil and the constitutionality of certain taxes. The Company intends to defend against the various remaining tax cases vigorously.

On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics and failure to accord credit to Siegel. The Company answered the complaint and filed counterclaims on November 11, 2004, to which plaintiffs replied on January 7, 2005. On April 30, 2007, the Company filed motions for partial summary judgment on various issues, including the unavailability of accounting for pre-termination and foreign works. The case is scheduled for trial starting in May 2008. The Company intends to defend against this lawsuit vigorously.

On October 22, 2004, the same Siegel heirs filed a second lawsuit against the Company, DC Comics, Warner Bros. Entertainment Inc., Warner Communications Inc. and Warner Bros. Television Production Inc. in the U.S. District Court for the Central District of California. Plaintiffs claim that Jerome Siegel was the sole creator of the character Superboy and, as such, DC Comics has had no right to create new Superboy works since the alleged October 17, 2004 termination by plaintiffs of Siegel’s grants of rights to the Superboy character to DC Comics’ predecessor-in-interest. This lawsuit seeks a declaration regarding the validity of the alleged termination and an injunction against future use of the Superboy character. Plaintiffs have also asserted Lanham Act and unfair competition claims alleging false statements by DC Comics regarding the creation of the Superboy character. The Company answered the complaint and filed counterclaims on December 21, 2004, to which plaintiffs replied on January 7, 2005. The case was consolidated for discovery purposes with the “Superman” action described immediately above. The parties filed cross-motions for summary judgment or partial summary judgment on February 15, 2006. In its ruling dated March 23, 2006, the court denied the Company’s motion for summary judgment, granted plaintiffs’ motion for partial summary judgment on termination and held that further proceedings are necessary to determine whether the Company’s Smallville television series may infringe on plaintiffs’ rights to the Superboy character. On January 12, 2007, the Company filed a motion for reconsideration of the court’s decision granting plaintiffs’ motion for partial summary judgment on termination. On April 30, 2007, the Company filed a motion for summary judgment on non-infringement of Smallville. On July 27, 2007, the court granted the Company’s motion for reconsideration, reversing the bulk of the March 23, 2006 ruling, and requested additional briefing on certain issues. The Company’s motion for summary judgment is pending. The Company intends to defend against this lawsuit vigorously.

On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against AOL and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On December 8, 2000, defendants filed a motion to dismiss on the ground that the plaintiffs were volunteers and not employees covered by the FLSA. On March 10, 2006, the court denied defendants’ motion to dismiss. On May 11, 2006, plaintiffs filed a motion under the FLSA asking the court to notify former community leaders nationwide about the lawsuit and allow those community leaders the opportunity to join the lawsuit. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case was stayed pending the outcome of the Hallissey motion to dismiss and has not yet been activated. Three related class actions have been filed in state courts in New Jersey, California and Ohio, alleging violations of the FLSA and/or the respective state laws. The New Jersey and Ohio cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. The California action was remanded to California state court, and on January 6, 2004 the court denied plaintiffs’ motion for class certification. Plaintiffs appealed the trial court’s denial of their motion for class certification to the California Court of Appeals. On May 26, 2005, a three-justice panel of the California Court of Appeals unanimously affirmed the trial court’s order denying class certification. The plaintiffs’ petition for review in the California Supreme Court was denied. The Company has settled the remaining individual claims in the California action. The Company intends to defend against the remaining lawsuits vigorously.

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

On August 1, 2005, Thomas Dreiling filed a derivative suit in the U.S. District Court for the Western District of Washington against AOL and Infospace Inc. as nominal defendant. The complaint, brought in the name of Infospace by one of its shareholders, asserts violations of Section 16(b) of the Exchange Act. Plaintiff alleges that certain AOL executives and the founder of Infospace, Naveen Jain, entered into an agreement to manipulate Infospace’s stock price through the exercise of warrants that AOL had received in connection with a commercial agreement with Infospace. Because of this alleged agreement, plaintiff asserts that AOL and Mr. Jain constituted a “group” that held more than 10% of Infospace’s stock and, as a result, AOL violated the short-swing trading prohibition of Section 16(b) in connection with sales of shares received from the exercise of those warrants. The complaint seeks disgorgement of profits, interest and attorneys fees. On September 26, 2005, AOL filed a motion to dismiss the complaint for failure to state a claim, which was denied by the court on December 5, 2005. On October 11, 2007, the parties filed cross-motions for summary judgment. On January 3, 2008, the court granted AOL’s motion and dismissed the complaint with prejudice. On January 29, 2008, plaintiff filed a notice of appeal. The Company intends to defend against this lawsuit vigorously.

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and AOL, among other defendants, infringe a number of patents purportedly relating to customer call center operations, voicemail and/or video-on-demand services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. The Company intends to defend against this lawsuit vigorously.

On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nation-wide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the court granted preliminary approval of a class settlement arrangement on terms that were not material to the Company. A final settlement approval hearing was held on May 19, 2006. On January 26, 2007, the court denied approval of the settlement, and so the matter remains pending. The Company intends to defend against this lawsuit vigorously.

On October 20, 2005, a group of syndicate participants, including BNZ Investments Limited, filed three related actions in the High Court of New Zealand, Auckland Registry, against New Line Cinema Corporation (“NLC Corp.”), a wholly owned subsidiary of the Company, and its subsidiary, New Line Productions Inc. (“NL

Productions”) (collectively, “New Line”). The complaints allege breach of contract, breach of duties of good faith and fair dealing, and other common law and statutory claims under California and New Zealand law. Plaintiffs contend, among other things, they have not received proceeds from certain financing transactions they entered into with New Line relating to three motion pictures: The Lord of the Rings: The Fellowship of the Ring; The Lord of the Rings: The Two Towers; and The Lord of the Rings: The Return of the King (collectively, the “Trilogy”). The parties to these actions have agreed that all claims will be heard before a single arbitrator, who has been selected, before the International Court for Arbitration, and the proceedings before the High Court of New Zealand have been dismissed without prejudice. The arbitration is scheduled to begin in May 2009. The Company intends to defend against these proceedings vigorously.

Other matters relating to the Trilogy have also been pursued. On February 28, 2005, Wingnut Films, Ltd. filed a case against NLC Corp, and Katja Motion Pictures Corp. (“Katja”) and NL Productions, both of which are wholly owned subsidiaries of NLC Corp., as well as other unnamed defendants, in the U.S. District Court for the Central District of California. The complaint alleged that NLC Corp. failed to make full payment to plaintiff with respect to its participation in Adjusted Gross Receipts (as defined in the parties’ contract). In December 2007, the parties agreed to settle this matter, and the case has been dismissed with prejudice.

On February 11, 2008, trustees of the Tolkien Trust and the J.R.R. Tolkien 1967 Discretionary Settlement Trust, as well as HarperCollins Publishers, Ltd. and two related publishing entities, sued NLC Corp., Katja, and other unnamed defendants in Los Angeles Superior Court. The complaint alleges that defendants breached contracts relating to the Trilogy by, among other things, failing to make full payment to plaintiffs for their participation in the Trilogy’s gross receipts. The suit also seeks declarations as to the meaning of several provisions of the relevant agreements, including a declaration that would terminate defendants’ future rights to other motion pictures based on J.R.R. Tolkien’s works, including The Hobbit. In addition, the complaint sets forth related claims of breach of fiduciary duty, fraud and for reformation, an accounting and imposition of a constructive trust. Plaintiffs seek compensatory damages in excess of $150 million, unspecified punitive damages, and other relief. The Company intends to defend against this lawsuit vigorously.

AOL Europe Services SARL (“AOL Luxembourg”), a wholly owned subsidiary of AOL organized under the laws of Luxembourg, has received two separate assessments from the French tax authorities for French value added tax (“VAT”) related to AOL Luxembourg’s subscription revenues from French subscribers. The first assessment, received on December 27, 2006, relates to subscription revenues earned during the period from July 1, 2003 through December 31, 2003, and the second assessment, received on December 5, 2007, relates to subscription revenues earned during the period from January 1, 2004 through December 31, 2004. Together, the assessments, including interest accrued through the respective assessment dates, total €94 million (approximately $138 million based on the exchange rate as of December 31, 2007). The French tax authorities assert that the French subscriber revenues are subject to French VAT, instead of Luxembourg VAT, as originally reported and paid by AOL Luxembourg. AOL Luxembourg could receive similar assessments from the French tax authorities in the future for subscription revenues earned in 2005 through 2006. If AOL Luxembourg were to receive such additional assessments and were to be unsuccessful on appeal of such assessments and the current assessments, the Company believes AOL Luxembourg’s total exposure, net of refunds for VAT previously paid to Luxembourg, related to subscription revenues from French subscribers earned from July 1, 2003 through October 31, 2006, including interest accrued through December 31, 2007, could equal up to €77 million (approximately $114 million based on the exchange rate as of the same date). The Company is currently appealing these assessments at the French VAT audit level and intends to defend against these assessments vigorously.

On August 30, 2007, eight years after the case was initially filed, the Supreme Court of the Republic of Indonesia overturned the rulings of two lower courts and issued a judgment against Time Inc. Asia and six journalists in the matter of H.M. Suharto v. Time Inc. Asia et al. The underlying libel lawsuit was filed in July 1999 by the former dictator of Indonesia following the publication of TIME magazine’s May 24, 1999 cover story “Suharto Inc.” Following a trial in the Spring of 2000, a three-judge panel of an Indonesian court found in favor of Time Inc. and the journalists, and that decision was affirmed by an intermediate appellate court in March 2001. The court’s August 30, 2007 decision reversed those prior determinations and ordered defendants to, among other things, apologize for certain aspects of the May 1999 article and pay Mr. Suharto damages in the amount of one trillion rupiah (approximately $107 million based on the exchange rate as of December 31, 2007). The Company continues to defend this matter vigorously and has challenged the judgment by filing a petition for review with the Supreme Court of the Republic of Indonesia on February 21, 2008. The Company does not believe it is likely that efforts to enforce such judgment within Indonesia, or in those jurisdictions outside of Indonesia in which the Company has substantial assets, would result in any material loss to the Company. Consequently, no loss has been accrued for this matter as of December 31, 2007. Moreover, the Company believes that insurance coverage is available for the judgment, were it to be sustained and, eventually, enforced.

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and TWC. The complaint, which also named as defendants several other programming content providers (collectively, the “programmer defendants”) as well as other cable and satellite providers (collectively, the “distributor defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On December 21, 2007, the programmer defendants, including the Company, and the distributor defendants, including TWC, filed motions to dismiss the amended complaint. The Company intends to defend against this lawsuit vigorously.

On April 4, 2007, the National Labor Relations Board (“NLRB”) issued a complaint against CNN America Inc. (“CNN America”) and Team Video Services, LLC (“Team Video”). This administrative proceeding relates to CNN America’s December 2003 and January 2004 terminations of its contractual relationships with Team Video, under which Team Video had provided electronic newsgathering services in Washington, DC and New York, NY. The National Association of Broadcast Employees and Technicians, under which Team Video’s employees were unionized, initially filed charges of unfair labor practices with the NLRB in February 2004, alleging that CNN America and Team Video were joint employers, that CNN America was a successor employer to Team Video, and/or that CNN America discriminated in its hiring practices to avoid becoming a successor employer or due to specific individuals’ union affiliation or activities. The NLRB investigated the charges and issued the above-noted complaint. The complaint seeks, among other things, the reinstatement of certain union members and monetary damages. A hearing in the matter before an NLRB Administrative Law Judge began on December 3, 2007. The Company intends to defend against this matter vigorously.

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

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 16, 2008.

Name	Age	Office

Richard D. Parsons	59	Chairman of the Board of the Company
Jeffrey L. Bewkes	55	President and Chief Executive Officer
Edward I. Adler	54	Executive Vice President, Corporate Communications
Paul T. Cappuccio	46	Executive Vice President and General Counsel
Patricia Fili-Krushel	54	Executive Vice President, Administration
John K. Martin, Jr.	40	Executive Vice President and Chief Financial Officer
Carol A. Melton	53	Executive Vice President, Global Public Policy
Olaf Olafsson	45	Executive Vice President

Set forth below are the principal positions held by each of the executive officers named above:

Mr. Parsons	Chairman of the Board since May 2003, having also served as Chief Executive Officer from May 2002 through December 2007. Prior to May 2002, Mr. Parsons served as Co-Chief Operating Officer from the consummation of the January 2001 merger of America Online, Inc. (now AOL LLC) and Time Warner Inc., now known as Historic TW Inc. (“Historic TW”) (the “Merger” or the “AOL-Historic TW Merger”) and was President of Historic TW pre-Merger from February 1995. He previously served as Chairman and Chief Executive Officer of The Dime Savings Bank of New York, FSB from January 1991.

Mr. Bewkes	President and Chief Executive Officer since January 1, 2008; prior to that, President and Chief Operating Officer from January 1, 2006. Director since January 25, 2007. Prior to January 1, 2006, Mr. Bewkes served as Chairman, Entertainment & Networks Group from July 2002 and, prior to that, Mr. Bewkes served as Chairman and Chief Executive Officer of the Home Box Office division from May 1995, having served as President and Chief Operating Officer from 1991.

Mr. Adler	Executive Vice President, Corporate Communications since January 2004; prior to that, Mr. Adler served as Senior Vice President, Corporate Communications from the consummation of the Merger, Senior Vice President, Corporate Communications of Historic TW pre-Merger from January 2000 and Vice President, Corporate Communications of Historic TW prior to that.

Mr. Cappuccio	Executive Vice President and General Counsel since the consummation of the Merger, and Secretary until January 2004; prior to the Merger, he served as Senior Vice President and General Counsel of America Online, Inc. from August 1999. Before joining America Online, Inc., from 1993 to 1999,

Mr. Cappuccio was a partner at the Washington, D.C. office of the law firm of Kirkland & Ellis. Mr. Cappuccio was also an Associate Deputy Attorney General at the U.S. Department of Justice from 1991 to 1993.

Ms. Fili-Krushel	Executive Vice President, Administration since July 2001; prior to that, she was Chief Executive Officer of the WebMD Health division of WebMD Corporation, an Internet portal providing health information and service for the consumer, from April 2000 to July 2001 and President of ABC Television Network from July 1998 to April 2000. Prior to that, she was President, ABC Daytime from 1993 to 1998.

Mr. Martin	Executive Vice President and Chief Financial Officer since January 2008; prior to that, he was TWC’s Executive Vice President and Chief Financial Officer since August 2005. Mr. Martin joined TWC from Time Warner where he had served as Senior Vice President of Investor Relations from May 2004 and Vice President from March 2002 to May 2004. Prior to that, Mr. Martin was Director in the Equity Research group of ABN AMRO Securities LLC from 2000 to 2002, and Vice President of Investor Relations at Historic TW from 1999 to 2000. Mr. Martin first joined TW Inc. (the predecessor to Historic TW) in 1993 as a Manager of SEC financial reporting.

Ms. Melton	Executive Vice President, Global Public Policy since June 2005; prior to that, she served for eight years at Viacom Inc., most recently as Executive Vice President, Government Relations. Prior to that, Ms. Melton served as Vice President in Historic TW’s Public Policy Office and as Washington Counsel to Warner Communications Inc. from 1987 to 1997.

Mr. Olafsson	Executive Vice President since March 2003. During 2002, Mr. Olafsson pursued personal interests, including working on a novel that was published in the fall of 2003. Prior to that, he was Vice Chairman of Time Warner Digital Media from November 1999 through December 2001 and prior to that, Mr. Olafsson served as President of Advanta Corp., a financial services company, from March of 1998 until November 1999.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is a corporation organized under the laws of Delaware, and was formed on February 4, 2000 in connection with the AOL-Historic TW Merger. The principal market for the Company’s Common Stock is the NYSE. For quarterly price information with respect to the Company’s Common Stock for the two years ended December 31, 2007, see “Quarterly Financial Information” at pages 207 through 208 herein, which information is incorporated herein by reference. The number of holders of record of the Company’s Common Stock as of February 15, 2008 was approximately 47,150.

On May 20, 2005, the Company announced that it would begin paying a regular quarterly cash dividend of $0.05 per share on its Common Stock beginning in the third quarter 2005. The Company paid a cash dividend of $0.05 per share in the third and fourth quarters of 2005 and the first and second quarters of 2006. On July 27, 2006, the Company announced an increase of its regular quarterly cash dividend to $0.055 per share on its Common Stock beginning in the third quarter of 2006. The Company paid a cash dividend of $0.055 per share in the third and fourth quarters of 2006 and the first and second quarters of 2007. On July 26, 2007, the Company announced an increase of its regular quarterly cash dividend to $0.0625 per share on its Common Stock beginning in the third quarter of 2007. The Company paid a cash dividend of $0.0625 per share in the third and fourth quarters of 2007.

The Company currently expects to continue to pay comparable cash dividends in the future; however, changes in the Company’s dividend program will depend on the Company’s earnings, investment opportunities, capital requirements, financial condition, restrictions in any existing indebtedness and other factors considered relevant by the Company’s Board of Directors.

Company Purchases of Equity Securities

The following table provides information about purchases by the Company during the quarter ended December 31, 2007 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(1)	Paid Per Share(2)	Programs(3)	Plans or Programs(4)

October 1, 2007 — October 31, 2007	12,324,084	$18.37	12,324,084	$3,315,798,667
November 1, 2007 — November 30, 2007	12,034,046	$18.29	12,026,762	$3,095,790,032
December 1, 2007 — December 31, 2007	11,321,416	$16.83	11,080,673	$2,909,240,953

Total	35,679,546	$17.85	35,431,519

(1)	The total number of shares purchased includes (a) shares of Common Stock purchased by the Company under the Stock Repurchase Program and the New Stock Repurchase Program, each as described in footnote 3 below, and (b) shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date. The number of shares of Common Stock purchased by the Company in connection with the vesting of such awards totaled 0 shares, 7,284 shares and 240,743 shares, respectively, for the months of October, November and December.
(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(3)	On August 3, 2005, the Company announced that its Board of Directors had authorized a Common Stock repurchase program that allowed the Company to repurchase, from time to time, up to $5 billion of Common Stock over a two-year period (the “Stock Repurchase Program”). On November 2, 2005, the Company announced the increase of the amount that could be repurchased under the Stock Repurchase Program to an aggregate of up to $12.5 billion of Common Stock. In addition, on February 17, 2006, the Company announced a further increase of the amount of the Stock Repurchase Program and the extension of the program’s ending date. Under the extended program, the Company had authority to repurchase up to an aggregate of $20 billion of Common Stock during the period from July 29, 2005 through December 31, 2007. The Stock Repurchase Program expired on December 31, 2007. On August 1, 2007, the Company announced that its Board of Directors had authorized a new stock repurchase program that allows Time Warner to repurchase, from time to time, up to $5 billion of Common Stock (the “New Stock Repurchase Program”). Purchases under the Stock Repurchase Program were made, and purchases under the New Stock Repurchase Program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases were based (in the case of the Stock Repurchase Program) and will be based (in the case of the New Stock Repurchase Program) on a number of factors, including price and business and market conditions. In the past, the Company has repurchased shares of Common Stock pursuant to trading programs under Rule 10b5-1 promulgated under the Exchange Act, and it may repurchase shares of Common Stock under such trading programs in the future.

(4)	This amount does not reflect (i) the fees, commissions and other costs associated with the Stock Repurchase Program and the New Stock Repurchase Program, and (ii) the dollar value of the 18,784,759 shares of Series LMCN-V Common Stock received by the Company on May 16, 2007 in the Liberty Transaction, which were applied to the Company’s share repurchases under the Stock Repurchase Program. On May 16, 2007, the Company and Liberty completed a transaction in which Liberty exchanged shares of the Company’s Series LMCN-V Common Stock and shares of the Company’s Common Stock for a subsidiary of the Company that owned specified assets and cash (the “Liberty Transaction”). In connection with the Liberty Transaction, in November 2007 Liberty delivered to the Company 4,000,262 shares of the Company’s Common Stock upon the resolution of a working capital adjustment. These 4,000,262 shares were also applied to the Company’s share repurchases under the Stock Repurchase Program.

Item 6.	Selected Financial Data.

The selected financial information of the Company for the five years ended December 31, 2007 is set forth at pages 205 through 206 herein and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 69 through 126 herein is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 123 through 125 herein is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of the Company and the report of independent registered public accounting firm thereon set forth at pages 127 through 201, 209 through 217 and 203 herein are incorporated herein by reference.

Quarterly Financial Information set forth at pages 207 through 208 herein is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm thereon set forth at pages 202 and 204 is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

On February 21, 2008, the Company’s Board of Directors adopted amendments to Article III, Section 2 of the Company’s By-laws, which became effective immediately, to change the vote standard for the election of directors from a plurality to a majority of votes cast in uncontested elections. Article III, Section 2 was amended to provide that in any uncontested election of directors, each person receiving a majority of the votes cast will be elected. In any contested elections where the number of persons nominated exceeds the number of directors to be elected, the vote standard will continue to be a plurality of the votes cast. A copy of the By-laws, as amended, is filed as Exhibit 3.2 to this report.

PART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accountant Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2008 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report; and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

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

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2007, about the Company’s outstanding equity compensation awards and shares of Common Stock reserved for future issuance under the Company’s equity compensation plans.

			Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise	future issuance under
	exercise of outstanding	price of outstanding	equity compensation plans
	options, warrants	options, warrants	(excluding securities
Plan Category	and rights(4)	and rights	reflected in column (a))(5)
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	213,393,212	$23.97	218,521,317
Equity compensation plans not approved by security holders(2)	208,466,910	$34.43	0
Total(3)	421,860,122	$29.36	218,521,317

(1)	Equity compensation plans approved by security holders are the (i) Time Warner Inc. 2006 Stock Incentive Plan, (ii) Time Warner Inc. 2003 Stock Incentive Plan, (iii) Time Warner Inc. 1999 Stock Plan, (iv) Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors and (v) Time Warner Inc. Employee Stock Purchase Plan (column (c) includes 4,364,517 shares that were available for future issuance under this plan). The Time Warner Inc. 2006 Stock Incentive Plan and the Time Warner Inc. 2003 Stock Incentive Plan were approved by the Company’s stockholders in May 2006 and May 2003, respectively. The other plans or amendments to such plans were approved by the stockholders of either AOL or Historic TW in either 1998 or 1999. These other plans were assumed by the Company in connection with the AOL-Historic TW Merger, which was approved by the stockholders of both AOL and Historic TW on June 23, 2000.
(2)	Equity compensation plans not approved by security holders consist of the AOL Time Warner Inc. 1994 Stock Option Plan, which expired in November 2003.
(3)	Does not include options to purchase an aggregate of 45,559,704 shares of Common Stock (42,633,191 of which were awarded under plans that were approved by the stockholders of either AOL or Historic TW prior to the AOL-Historic TW Merger), at a weighted average exercise price of $40.38, granted under plans assumed in connection with transactions and under which no additional options may be granted. No dividends or dividend equivalents are paid on any of the outstanding stock options.
(4)	Includes 15,317,138 shares of Common Stock underlying outstanding restricted stock units and 2,133,268 shares of Common Stock underlying outstanding performance stock units, assuming a maximum payout of 200% of the target number of performance stock units at the end of the performance period. Because there is no exercise price associated with restricted stock units or performance stock units, such equity awards are not included in the weighted-average exercise price calculation in column (b). See discussion below for a description of the principal terms of performance stock units.
(5)	Includes securities available under the Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, which uses the formula of .003% of the shares of Common Stock outstanding on December 31 of the prior calendar year to determine the maximum amount of securities available for issuance each year under the plan (resulting in 107,797 shares available for issuance in 2008). Of the shares available for future issuance under the Time Warner Inc. 1999 Stock Plan, a maximum of 558,938 shares may be issued in connection with awards of restricted stock or restricted stock units as of December 31, 2007. Of the shares available for future issuance under the Time Warner Inc. 2003 Stock Incentive Plan and the Time Warner Inc. 2006 Stock Incentive Plan, a maximum of 22,231,644 and 42,893,244 shares, respectively, may be issued in connection with awards of restricted stock, restricted stock units or performance stock units as of December 31, 2007.

The Time Warner Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”) was approved by the stockholders of Time Warner in May 2006. Under the 2006 Stock Incentive Plan, stock options (non-qualified and incentive), stock appreciation rights, restricted stock, and other stock-based awards, including restricted stock units and performance stock units, can be granted to employees, directors and consultants of the Company and its consolidated subsidiaries. Awards of restricted stock and other stock-based awards can be performance-based awards and have terms designed to meet the requirements of Section 162(m) of the Code. No incentive stock options or stock appreciation rights have been awarded under the 2006 Stock Incentive Plan. The exercise price of a stock option under the 2006 Stock Incentive Plan cannot be less than the fair market value of the Common Stock on the date of grant, which is defined in the 2006 Stock Incentive Plan as the average of the high and low prices of the Common Stock on the NYSE for the applicable trading day. The stock options generally become exercisable, or vest, in installments of 25% over a four-year period, subject to acceleration upon the occurrence of certain events such as retirement, death or disability, and expire ten years from the grant date. Participants in the 2006 Stock Incentive Plan awarded stock options do not receive dividends or dividend equivalents or have any voting rights with respect to the shares of Common Stock underlying the stock options. Similarly, any participants who are awarded stock appreciation rights will not receive dividends or dividend equivalents or have any voting rights with respect to the shares of Common Stock covered by the stock appreciation rights. The number of shares available for award under the 2006 Stock Incentive Plan will be reduced by the total number of shares covered by awards under the 2006 Stock Incentive Plan, including awards of stock appreciation rights. Stock appreciation rights generally can have a term of no more than ten years. No more than 30% of the total 150 million shares of Common Stock that can be issued pursuant to the 2006 Stock Incentive Plan can be issued for awards of restricted stock and other stock-based awards paid through the issuance of shares of stock, such as restricted stock units and performance stock units. Awards of restricted stock and restricted stock units vest in amounts and at times designated at the time of award, and generally vest over a four-year period. Awards of restricted stock and restricted stock units are subject to restrictions on transfer and forfeiture prior to vesting. Participants awarded restricted stock and restricted stock units are generally entitled to receive dividends or dividend equivalents, respectively, on such awards. The 2006 Stock Incentive Plan will expire on May 19, 2011.

The Time Warner Inc. 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”) was approved by the stockholders of Time Warner in May 2003. Under the 2003 Stock Incentive Plan, stock options (non-qualified and incentive), stock appreciation rights, restricted stock, and other stock-based awards, including restricted stock units and performance stock units, can be granted to employees, directors and consultants of the Company and its consolidated subsidiaries. Awards of restricted stock and other stock-based awards can be performance-based awards and have terms designed to meet the requirements of Section 162(m) of the Code. No incentive stock options or stock appreciation rights have been awarded under the 2003 Stock Incentive Plan. The exercise price of a stock option under the 2003 Stock Incentive Plan cannot be less than the fair market value of the Common Stock on the date of grant, which is defined in the 2003 Stock Incentive Plan as the average of the high and low prices of the Common Stock on the NYSE for the applicable trading day. The stock options generally become exercisable, or vest, in installments of 25% over a four-year period, subject to acceleration upon the occurrence of certain events such as retirement, death or disability, and expire ten years from the grant date. Participants in the 2003 Stock Incentive Plan awarded stock options do not receive dividends or dividend equivalents or have any voting rights with respect to the shares of Common Stock underlying the stock options. Similarly, any participants who are awarded stock appreciation rights will not receive dividends or dividend equivalents or have any voting rights with respect to the shares of Common Stock covered by the stock appreciation rights. The number of shares available for award under the 2003 Stock Incentive Plan will be reduced by the total number of shares covered by awards under the 2003 Stock Incentive Plan, including awards of stock appreciation rights. Stock appreciation rights generally can have a term of no more than ten years. No more than 20% of the total 200 million shares of Common Stock that can be issued pursuant to the 2003 Stock Incentive Plan can be issued for awards of restricted stock and other stock-based awards paid through the issuance of shares of stock, such as restricted stock units and performance stock units. Awards of restricted stock and restricted stock units vest in amounts and at times designated at the time of award, and generally have vested over a four-year period. Awards of restricted stock and restricted stock units are subject to restrictions on transfer and forfeiture prior to vesting. Participants awarded restricted stock and restricted stock units are generally entitled to receive dividends or dividend equivalents, respectively, on such awards. The 2003 Stock Incentive Plan will expire on May 16, 2008.

In January 2007, the Compensation and Human Development Committee adopted and approved the principal terms of performance stock units. The Company’s senior executive officers and certain senior executives at the Company’s subsidiaries may be granted performance stock units under either the 2006 Stock Incentive Plan or the 2003 Stock Incentive Plan. Recipients of performance stock units receive awards designated as a target number of units that may be paid out in a number of shares of Common Stock based on the Company’s total stockholder return, or TSR, relative to the TSR of other companies in the S&P 500 Index (subject to certain adjustments) over a three-year performance period. Depending on the Company’s TSR ranking relative to the TSR of the other companies in the S&P 500 Index, a holder will receive between 0% and 200% of his or her target award following the three-year performance period (with a 0% payout if the Company’s TSR ranking is below the 25th percentile and 200% if the Company’s TSR is at the 100th percentile). Holders of unvested performance stock units will not be entitled to receive or accrue dividends or dividend equivalents on the awards. Upon the termination of employment of a holder by the Company other than for cause, termination by the holder for good reason, retirement or disability, the holder will receive for his or her outstanding performance stock units a payment of Common Stock following the end of the applicable performance period based on the Company’s actual performance pro-rated based on the amount of time the holder was an employee during the performance period. Upon the death of a holder, the Company will pay a pro-rated amount of Common Stock based on the Company’s actual performance (or target performance, if less than one year) through the date of the holder’s death. Upon the occurrence of certain events involving a change of control of the Company or the applicable subsidiary, the holder’s outstanding performance stock units will be accelerated and paid out in an amount of shares of Common Stock based on (i) the Company’s actual performance from the beginning of the applicable performance cycle to the date of the change in control and (ii) a deemed performance at target from the date of the change in control to the end of the performance period. Performance stock units were awarded from the 2006 Stock Incentive Plan in 2007 and will be awarded in 2008.

The Time Warner Inc. 1999 Stock Plan (the “1999 Stock Plan”) was approved by the stockholders of AOL in October 1999 and was assumed by the Company in connection with the AOL-Historic TW Merger in 2001. Under the 1999 Stock Plan, stock options (non-qualified and incentive), stock purchase rights, i.e., restricted stock and restricted stock units, can be granted to employees, directors and consultants of the Company and its consolidated subsidiaries. No incentive stock options have been awarded under the 1999 Stock Plan. The exercise price of a stock option under the 1999 Stock Plan cannot be less than the fair market value of the Common Stock on the date of grant, which is defined in the 1999 Stock Plan as the average of the high and low sales prices of the Common Stock on the NYSE for the applicable trading day. The stock options generally become exercisable, or vest, in installments of 25% over a four-year period, subject to acceleration upon the occurrence of certain events such as retirement, death or disability, and expire ten years from the grant date. No more than 5 million of the total 100 million shares of Common Stock that can be issued pursuant to the 1999 Stock Plan can be issued for awards of restricted stock and restricted stock units. Awards of restricted stock and restricted stock units vest in amounts and at times designated at the time of award, and generally have vested over a four- or five-year period. Awards of restricted stock and restricted stock units are subject to restrictions on transfer and forfeiture prior to vesting. Participants awarded restricted stock and restricted stock units are generally entitled to receive dividends or dividend equivalents, respectively, on such awards. The awards of stock options made to non-employee directors of the Company are made pursuant to the 1999 Stock Plan, which provides for an award of 8,000 stock options (or such higher number as approved by the Board) when a non-employee director is first elected to the Board of Directors and then annual awards of 8,000 stock options following the annual meeting of stockholders. Stock options awarded to non-employee directors vest in installments of 25% over a four-year period or earlier if the director does not stand for re-election or is not re-elected after being nominated. Holders of stock options awarded under the 1999 Stock Plan do not receive dividends or dividend equivalents on the stock options. The 1999 Stock Plan will terminate on October 28, 2009.

The AOL Time Warner Inc. 1994 Stock Option Plan (the “1994 Plan”) was assumed by the Company in connection with the AOL-Historic TW Merger. The 1994 Plan expired on November 18, 2003 and stock options may no longer be awarded under the 1994 Plan. Under the 1994 Plan, nonqualified stock options and related stock appreciation rights could be granted to employees (other than executive officers) of and consultants and advisors to the Company and certain of its subsidiaries. No stock appreciation rights are currently outstanding under the 1994 Plan. The exercise price of a stock option under the 1994 Plan could not be less than the fair market value of the Common Stock on the date of grant, which is defined in the 1994 Plan as the average of the high and low sales prices of the Common Stock on the NYSE for the applicable trading day. The outstanding options under the 1994 Plan generally became exercisable in installments of one-third or one-quarter on each of the first three or four anniversaries, respectively, of the date of grant, subject to acceleration upon the occurrence of certain events, and expire ten years from the grant date. Holders of stock options awarded under the 1994 Plan do not receive dividends or dividend equivalents on the stock options.

The Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors (the “Directors’ Restricted Stock Plan”) was approved most recently in May 1999 by the stockholders of Historic TW and was assumed by the Company in connection with the AOL-Historic TW Merger. The Directors’ Restricted Stock Plan will terminate on May 19, 2009. The Directors’ Restricted Stock Plan provides for the award each year on the date of the annual stockholders meeting of either restricted stock or restricted stock units, as determined by the Board of Directors, to non-employee directors of the Company with value established by the Board of Directors. The awards of restricted stock and restricted stock units vest in equal annual installments on the first four anniversaries of the first day of the month in which the restricted stock or restricted stock units were awarded and in full if the director ends his or her service as a director due to (a) mandatory retirement, (b) failure to be re-elected after being nominated, (c) death or disability, (d) the occurrence of certain events constituting a change in control of the Company and (e) with the approval of the Board of Directors on a case-by-case basis, under certain other designated circumstances. Restricted stock units also vest in full if a director retires from the Board of Directors after serving as a director for five years. If a non-employee director leaves the Board for any other reason, his or her unvested restricted stock and restricted stock units are forfeited to the Company. Participants awarded restricted stock and restricted stock units are generally entitled to receive dividends or dividend equivalents, respectively, on such awards. Restricted stock units have been awarded since 2005 and will be awarded in 2008.

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

(a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 68 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this Annual Report.

(ii) All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated herein by reference. Exhibits 10.1 through 10.39 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Time Warner Inc.

By:	/s/ John K. Martin, Jr.

Name:	John K. Martin, Jr.
Title:	Executive Vice President and
Chief Financial Officer

Date: February 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Bewkes (Jeffrey L. Bewkes)	Director, President and Chief Executive Officer (principal executive officer)	February 22, 2008

/s/ John K. Martin, Jr. (John K. Martin, Jr.)	Executive Vice President and Chief Financial Officer (principal financial officer)	February 22, 2008

/s/ Pascal Desroches (Pascal Desroches)	Sr. Vice President and Controller (principal accounting officer)	February 22, 2008

/s/ Richard D. Parsons (Richard D. Parsons)	Chairman	February 22, 2008

/s/ James L. Barksdale (James L. Barksdale)	Director	February 22, 2008

/s/ Stephen F. Bollenbach (Stephen F. Bollenbach)	Director	February 22, 2008

/s/ Frank J. Caufield (Frank J. Caufield)	Director	February 22, 2008

/s/ Robert C. Clark (Robert C. Clark)	Director	February 22, 2008

/s/ Mathias Döpfner (Mathias Döpfner)	Director	February 22, 2008

/s/ Jessica P. Einhorn (Jessica P. Einhorn)	Director	February 22, 2008

Signature	Title	Date

/s/ Reuben Mark (Reuben Mark)	Director	February 22, 2008

/s/ Michael A. Miles (Michael A. Miles)	Director	February 22, 2008

/s/ Kenneth J. Novack (Kenneth J. Novack)	Director	February 22, 2008

/s/ Francis T. Vincent, Jr. (Francis T. Vincent, Jr.)	Director	February 22, 2008

/s/ Deborah C. Wright (Deborah C. Wright)	Director	February 22, 2008

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
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Time Warner Inc.’s (“Time Warner” or the “Company”) financial condition, cash flows and results of operations. MD&A is organized as follows:

•	Overview. This section provides a general description of Time Warner’s business segments, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2007. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2007, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2007. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•	Market risk management. This section discusses how the Company manages exposure to potential gains and losses arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments.

•	Critical accounting policies. This section identifies those accounting policies that are considered important to the Company’s results of operations and financial condition, require significant judgment and require estimates on the part of management in application. All of the Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•	Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to Item 1A, “Risk Factors” in Part I of this report, for a discussion of the risk factors applicable to the Company.

OVERVIEW

Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, CNN, AOL, People, Sports Illustrated, Time and Time Warner Cable. The Company produces and distributes films through Warner Bros. and New Line Cinema, including Harry Potter and the Order of the Phoenix, 300, Ocean’s Thirteen, Hairspray and Rush Hour 3 as well as television series, including Two and a Half Men, Without a Trace, Cold Case, The Closer and ER. During 2007, the Company generated revenues of $46.482 billion (up 6% from $43.690 billion in 2006), Operating Income of $8.949 billion (up 23% from $7.303 billion in 2006), Net Income of $4.387 billion (down 33% from $6.552 billion in 2006) and Cash Provided by Operations of $8.475 billion (down 1% from $8.598 billion in 2006).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Time Warner Businesses

Time Warner classifies its operations into five reportable segments: AOL, Cable, Filmed Entertainment, Networks and Publishing.

Time Warner evaluates the performance and operational strength of its business segments based on several factors, of which the primary financial measure is operating income before depreciation of tangible assets and amortization of intangible assets (“Operating Income before Depreciation and Amortization”). Operating Income before Depreciation and Amortization eliminates the uneven effects across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets, primarily recognized in business combinations. Operating Income before Depreciation and Amortization should be considered in addition to Operating Income, as well as other measures of financial performance. Accordingly, the discussion of the results of operations for each of Time Warner’s business segments includes both Operating Income before Depreciation and Amortization and Operating Income. For additional information regarding Time Warner’s business segments, refer to Note 14, “Segment Information.”

AOL.  AOL LLC (together with its subsidiaries, “AOL”) operates a Global Web Services business that provides online advertising services on both the AOL Network and third-party Internet sites, referred to as the “Third Party Network.” AOL’s Global Web Services business also develops and operates the AOL Network, a leading network of web brands and free client software and services for Internet consumers. In addition, through its Access Services business AOL operates one of the largest Internet access subscription services in the United States. As of December 31, 2007, AOL had 9.3 million AOL brand Internet access subscribers in the U.S., which does not include registrations for the free AOL service. In 2007, AOL generated revenues of $5.181 billion (11% of the Company’s overall revenues) and had $2.517 billion in Operating Income before Depreciation and Amortization and $2.013 billion in Operating Income, both of which included a net pretax gain of $668 million related to the sale of AOL’s German access business.

AOL’s strategy is to continue to transition from a business that has relied heavily on Subscription revenues from dial-up subscribers to one that attracts and engages more Internet users and takes advantage of the growth in online advertising by providing advertising services on both the AOL Network and the Third Party Network. AOL’s focus is on growing its Global Web Services business, while managing costs in this business as well as managing its declining subscriber base and costs in its Access Services business. In connection with its strategy, AOL undertook certain restructuring and related activities in 2006 and 2007, including involuntary employee terminations, contract terminations, facility closures and asset write-offs.

During 2007, advertising on the AOL Network was negatively impacted by certain trends, including accelerated fragmentation of online audiences, downward pricing pressures on advertising inventory as well as shifts in the mix of sold inventory to lower-priced inventory and the increasing usage by online advertisers of third-party advertising networks. However, some of these trends, including the fragmentation of online audiences and increasing usage of third-party advertising networks, have had a positive impact on AOL’s Third Party Network advertising business. In light of these trends and consistent with AOL’s strategy, AOL acquired several businesses in 2007 to supplement its online advertising businesses that provide advertising and related services on the Third Party Network. These businesses include Third Screen Media, Inc. (“TSM”), a mobile advertising network and mobile ad-serving management platform provider, ADTECH AG (“ADTECH”), an international online ad-serving company, TACODA, Inc. (“TACODA”), an online behavioral targeting advertising network, and Quigo Technologies, Inc. (“Quigo”), a site and content-targeted advertising company. In addition, AOL has formed a business group within AOL called Platform-A, which includes advertising sales activities, the Third Party Network advertising business, and advertising-serving platforms. Platform-A offers advertisers access to targeting and measurement tools that will enable AOL to optimize advertising inventory across the Third Party Network and the AOL Network.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Due to the differing cost structures associated with the AOL Network and Third Party Network components of the Global Web Services business, a period over period increase or decrease in aggregate Advertising revenues will not necessarily translate into a similar increase or decrease in Operating Income before Depreciation and Amortization attributable to AOL’s advertising activities.

In February 2006, Advertising.com, a wholly owned subsidiary of AOL that provides advertising services on the Third Party Network, entered into a two-year agreement with a major customer whereby Advertising.com became the exclusive provider of online marketing services for this customer. Advertising.com also agreed not to provide similar services to the customer’s competitors during the term of the agreement. Under this agreement, Advertising.com provided a variety of online marketing services to the customer, including the management of relationships with third-party affiliate Internet publishers, search engine marketing services, and performance and brand advertising in the Advertising.com third-party network. The original term of the agreement was for two years and could be terminated by either party upon ninety days’ written notice. Advertising.com earned gross Advertising revenues from this relationship of $215 million and $157 million for the years ended December 31, 2007 and 2006, respectively.

In October 2007, Advertising.com and the customer entered into an amendment to the agreement under which the exclusivity provisions of the original agreement, as they apply to both parties, terminated effective January 1, 2008. In addition, certain provisions in the contract that provided for a minimum management fee to be paid to Advertising.com in the event the customer’s monthly advertising expenditures dropped below certain thresholds, terminated effective January 1, 2008. In August 2007, the customer had announced its entry into an agreement to acquire a business believed to perform online advertising services that are similar to those provided by Advertising.com. AOL did not experience a significant decline in its Advertising revenues from this relationship during the fourth quarter of 2007 as a result of the amendment. However, as described above, beginning January 1, 2008, the customer is under no obligation to continue to do business with Advertising.com. Accordingly, the Company anticipates a significant decline in Advertising revenues from this customer in 2008.

AOL’s Publishing business group, a component of the Global Web Services business, develops and operates the products and programming functions associated with the AOL Network. The AOL Network consists of a variety of websites, related applications and services, including those accessed via the AOL and low-cost Internet access services. Specifically, the AOL Network includes owned and operated websites, applications and services such as AOL.com, international versions of the AOL portal, e-mail, AIM, MapQuest, Moviefone, ICQ and Truveo (a video search engine). The AOL Network also includes TMZ.com, a joint venture with Telepictures Productions, Inc. (a subsidiary of Warner Bros. Entertainment Inc.), as well as other co-branded websites owned by third parties for which certain criteria have been met, including that the Internet traffic has been assigned to AOL.

Paid-search advertising activities on the AOL Network are conducted primarily through AOL’s strategic relationship with Google Inc. (“Google”). In connection with the expansion of this strategic relationship in April 2006, Google acquired a 5% interest in AOL, and, as a result, 95% of the equity interests in AOL are indirectly held by the Company and 5% are indirectly held by Google. As part of the April 2006 transaction, Google received certain registration rights relating to its equity interest in AOL. Beginning on July 1, 2008, Google will have the right to require AOL to register Google’s 5% equity interest for sale in an initial public offering. If Google exercises this right, Time Warner will have the right to purchase Google’s equity interest for cash or shares of Time Warner common stock based on the appraised fair market value of the equity interest in lieu of conducting an initial public offering. The Company cannot predict whether Google will request the Company to register its 5% equity interest in AOL or, if requested, whether the Company would exercise its option to purchase Google’s interest at its then appraised value.

Historically, AOL’s primary product offering has been an online subscription service that includes dial-up Internet access, and, in 2007, this service generated the majority of AOL’s revenues. AOL continued to experience significant declines in 2007 in the number of its U.S. subscribers and related revenues, due primarily to AOL’s

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

decisions to focus on its advertising business and offer most of its services (other than Internet access) for free to support the advertising business, AOL’s significant reduction of subscriber acquisition and retention efforts, and the industry-wide decline of the premium dial-up ISP business and growth in the broadband Internet access business. The decline in subscribers has had an adverse impact on AOL’s Subscription revenues. However, dial-up network costs have also decreased and are anticipated to continue to decrease as subscribers decline. AOL’s Advertising revenues associated with the AOL Network, in large part, are generated from the activity of current and former AOL subscribers. Therefore, the decline in subscribers also could have an adverse impact on AOL’s Advertising revenues generated on the AOL Network to the extent that subscribers canceling their subscriptions do not maintain their relationship with and usage of the AOL Network.

On February 6, 2008, the Company announced that it has begun separating the AOL Access and Global Web Services businesses, which should provide them with greater operational focus and increase the strategic options available for each of these businesses. The Company anticipates that the separation will be completed during 2008.

Cable.  Time Warner’s cable business, Time Warner Cable Inc. and its subsidiaries (“TWC”), is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas — New York state (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of December 31, 2007, TWC served approximately 14.6 million customers who subscribed to one or more of its video, high-speed data and voice services, representing approximately 32.1 million revenue generating units. In 2007, TWC generated revenues of $15.955 billion (34% of the Company’s overall revenues), $5.742 billion in Operating Income before Depreciation and Amortization and $2.766 billion in Operating Income.

On July 31, 2006, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (together with its subsidiaries, “Comcast”) completed the acquisition of substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) and related transactions. In addition, effective January 1, 2007, TWC began consolidating the results of certain cable systems located in Kansas City, south and west Texas and New Mexico (the “Kansas City Pool”) upon the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) to TWC and Comcast. Prior to January 1, 2007, TWC’s interest in TKCCP was reported as an equity-method investment. Refer to “Recent Developments” for further details.

TWC principally offers three services — video, high-speed data and voice — over its broadband cable systems. TWC markets its services separately and as “bundled” packages of multiple services and features. As of December 31, 2007, 48% of TWC’s customers subscribed to two or more of its primary services, including 16% of its customers who subscribed to all three primary services. Historically, TWC has focused primarily on residential customers, and in 2007, it began expanding its service offerings to small- and medium-sized businesses. In addition, TWC earns revenues by selling advertising time to national, regional and local businesses.

Video is TWC’s largest service in terms of revenues generated and, as of December 31, 2007, TWC had approximately 13.3 million basic video subscribers. Although providing video services is a competitive and highly penetrated business, TWC expects to continue to increase video revenues through the offering of advanced digital video services, as well as through price increases and digital video subscriber growth. As of December 31, 2007, TWC had approximately 8.0 million digital video subscribers, which represented approximately 61% of its basic video subscribers. TWC’s digital video subscribers provide a broad base of potential customers for additional advanced services. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting contractual rate increases, subscriber growth and the expansion of service offerings. TWC expects that its video service margins will continue to decline over the next few years as increases in programming costs outpace growth in video revenues.

As of December 31, 2007, TWC had approximately 7.6 million residential high-speed data subscribers. TWC expects continued strong growth in residential high-speed data subscribers and revenues during 2008; however, the rate of growth of both subscribers and revenues is expected to continue to slow over time as high-speed data services

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

become increasingly well-penetrated. TWC also offers commercial high-speed data services and had 280,000 commercial high-speed data subscribers as of December 31, 2007.

Approximately 2.9 million subscribers received Digital Phone service, TWC’s voice service, as of December 31, 2007. TWC expects strong increases in Digital Phone subscribers and revenues for the foreseeable future. TWC also rolled out Business Class Phone, a commercial Digital Phone service, to small- and medium-sized businesses during 2007 in the majority of its systems and expects to complete the roll-out in the remainder of its systems during 2008.

Some of TWC’s principal competitors, direct broadcast satellite operators and incumbent local telephone companies in particular, either offer or are making significant capital investments that will allow them to offer services that provide features and functions comparable to the video, high-speed data and/or voice services offered by TWC. These services are also offered in bundles similar to TWC’s and, in certain cases, such offerings include wireless service. The availability of these bundled service offerings has intensified competition, and TWC expects that competition will continue to intensify in the future as these offerings become more prevalent. TWC plans to continue to enhance its services with unique offerings, which TWC believes will distinguish its services from those of its competitors.

As of July 31, 2006, the date the transactions with Adelphia and Comcast closed, the penetration rates for basic video, digital video and high-speed data services were generally lower in the systems acquired in and retained after the transactions with Adelphia and Comcast (the “Acquired Systems”) than in the systems TWC owned before and retained after the transactions with Adelphia and Comcast (the “Legacy Systems”). Furthermore, certain advanced services were not available in some of the Acquired Systems, and an Internet protocol (“IP”)-based telephony service was not available in any of the Acquired Systems. To increase the penetration of these services in the Acquired Systems, TWC undertook a significant integration effort that included upgrading the capacity and technical performance of these systems to levels that allow the delivery of these advanced services and features. TWC substantially completed these integration-related efforts, as well as the launch of Digital Phone service to residential customers in the Acquired Systems, by the end of 2007. As of December 31, 2007, penetration rates for TWC’s services continued to be lower in the Acquired Systems than in the Legacy Systems; however, penetration rates for advanced services improved in the Acquired Systems during 2007 and TWC believes there is opportunity over time to further increase service penetration rates and improve Subscription revenues and Operating Income before Depreciation and Amortization in the Acquired Systems, including the acquired systems in Dallas, TX and Los Angeles, CA.

On February 6, 2008, the Company announced that it is initiating discussions with TWC’s management and its board of directors regarding the Company’s ownership of TWC. The Company anticipates that it will reach a decision regarding its ownership level in TWC during the first half of 2008.

Filmed Entertainment.  Time Warner’s Filmed Entertainment businesses, Warner Bros. Entertainment Group (“Warner Bros.”) and New Line Cinema Corporation (“New Line”), generated revenues of $11.682 billion (24% of the Company’s overall revenues), $1.215 billion in Operating Income before Depreciation and Amortization and $845 million in Operating Income during 2007.

One of the world’s leading studios, Warner Bros. has diversified sources of revenues within its film and television businesses, including an extensive film library and a global distribution infrastructure. This diversification has helped Warner Bros. deliver consistent long-term performance. New Line is the world’s oldest independent film company. Its primary source of revenues is the creation and distribution of theatrical motion pictures.

Warner Bros. continues to be an industry-leader in the television business. For the 2007-2008 broadcast season, Warner Bros. is producing more than 20 primetime series, with at least one series airing on each of the five broadcast

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

networks (including Two and a Half Men, Without a Trace, Cold Case, ER, Smallville and Men In Trees), as well as original series for cable networks (including The Closer and Nip/Tuck).

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

On February 6, 2008, the Company announced that it is exploring increased operational efficiencies within the Filmed Entertainment segment, including the potential for a closer strategic integration of the New Line business with Warner Bros., which could result in a lower overall cost structure at the Filmed Entertainment segment.

Networks.  Time Warner’s Networks segment comprises Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“HBO”). On September 17, 2006, Warner Bros. and CBS Corporation (“CBS”) ceased the stand-alone operations of The WB Network and UPN, respectively, and formed The CW Television Network (“The CW”), an equity- method investee of the Company. The Networks segment results included the operations of The WB Network through the date of its shutdown on September 17, 2006. In 2007, the Networks segment generated revenues of $10.270 billion (20% of the Company’s overall revenues), $3.336 billion in Operating Income before Depreciation and Amortization and $3.015 billion in Operating Income.

The Turner networks — including such recognized brands as TNT, TBS, CNN, Cartoon Network and Headline News — are among the leaders in advertising-supported cable TV networks. For six consecutive years, more primetime households have watched advertising-supported cable TV networks than the national broadcast networks. In 2007, TNT ranked first among advertising-supported cable networks in total-day delivery of its key demographics, Adults 18-49 and Adults 25-54, and in primetime delivery ranked second for Adults 25-54 and third for Adults 18-49. TBS ranked second among advertising-supported cable networks in primetime delivery of its key demographic, Adults 18-34.

The Turner networks generate revenues principally from the sale of advertising and from receipt of monthly subscriber fees paid by cable system operators, satellite distribution services and other distributors. Key contributors to Turner’s success are its continued investments in high-quality programming focused on sports, network movie premieres, original and syndicated series, news and animation leading to strong ratings and Advertising and Subscription revenue growth, as well as strong brands and operating efficiency.

HBO operates the HBO and Cinemax multichannel pay television programming services, with the HBO service ranking as the nation’s most widely distributed premium pay television service. HBO generates revenues principally from monthly subscriber fees from cable system operators, satellite distribution services and other distributors. An additional source of revenues is the sale of its original programming, including The Sopranos, Sex and the City, Rome and Entourage.

Publishing.  Time Warner’s Publishing segment consists principally of magazine publishing and related websites as well as a number of direct-marketing and direct-selling businesses. The segment generated revenues of $4.955 billion (11% of the Company’s overall revenues), $1.104 billion in Operating Income before Depreciation and Amortization and $907 million in Operating Income during 2007.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

As of December 31, 2007, Time Inc. published over 120 magazines worldwide, including People, Sports Illustrated, InStyle, Southern Living, Real Simple, Time, Cooking Light, Entertainment Weekly and What’s on TV. Time Inc. generates revenues primarily from advertising, magazine subscriptions and newsstand sales, and its growth is derived from higher circulation of and advertising in existing magazines, advertising on digital properties, new magazine launches and acquisitions. The Company owns IPC Media (“IPC”), one of the largest consumer magazine companies in the U.K., and the magazine subscription marketer, Synapse Group, Inc. (“Synapse”). The Company’s Publishing segment has experienced sluggish print advertising sales as advertisers are shifting advertising expenditures to digital media. As a result, Time Inc. continues to invest in developing digital content, including the launch of MyRecipes.com, increased functionality for CNNMoney.com, the expansion of Sports Illustrated’s and People’s digital properties, the acquisition of various websites to support Time Inc.’s digital initiatives and the launch of various digital sites in the U.K. by IPC. For the year ended December 31, 2007, online Advertising revenues were 7% of Time Inc.’s Advertising revenues. Time Inc.’s direct-selling division, Southern Living At Home, sells home decor products through independent consultants at parties hosted in people’s homes throughout the U.S.

Recent Developments

Writers Guild of America Collective Bargaining Agreement

On November 5, 2007, the Writers Guild of America (East and West) (the “Guild”) commenced a strike against film and television studios subsequent to the expiration of the Guild’s collective bargaining agreement on October 31, 2007. The Company’s Networks and Filmed Entertainment segments and certain of their suppliers retain the services of writers who are members of the Guild. In February 2008, the Guild reached an agreement with the film and television studios, thereby ending the strike. The strike caused cancellations and delays in the production of these segments’ television programs and feature films and hampered the development of new television series. Although the Company expects a short-term reduction in operating results attributable to these cancellations and delays, it does not anticipate that the strike will have a significant long-term impact.

Buy.at Acquisition

On February 5, 2008, the Company, through its AOL segment, completed the purchase of Perifiliate Limited (“buy.at”), which provides performance-based e-commerce marketing programs to advertisers and publishers, for $125 million in cash.

Quigo Acquisition

On December 19, 2007, the Company, through its AOL segment, completed the purchase of Quigo, a site and content-targeted advertising company, for $346 million in cash, net of cash acquired. The Quigo acquisition did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2007 (Note 4).

TT Games Acquisition

On December 6, 2007, the Company, through its Filmed Entertainment segment, completed the purchase of TT Games Limited (“TT Games”), a U.K.-based developer and publisher of video games, for $133 million in cash, net of cash acquired, subject to a working capital adjustment, with up to an additional $250 million that may become payable subject to the achievement of certain earnings targets after a five-year period. The TT Games acquisition did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2007 (Note 4).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Common Stock Repurchase Programs

In July 2005, Time Warner’s Board of Directors authorized a common stock repurchase program that, as amended over time, allowed the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. The Company completed this common stock repurchase program during 2007 and repurchased approximately 1.1 billion shares of common stock from the program’s inception through December 31, 2007.

On July 26, 2007, Time Warner’s Board of Directors authorized a new common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this new stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through February 21, 2008, the Company repurchased approximately 154 million shares of common stock for approximately $2.8 billion pursuant to trading programs under Rule 10b5-1 of the Exchange Act (Note 9).

Imagen Acquisition

On October 3, 2007, the Company, through its Networks segment, completed the purchase of seven pay television networks and the sales representation rights for eight third-party-owned networks operating principally in Latin America from Claxson Interactive Group, Inc. for $229 million in cash, net of cash acquired (the “Imagen Acquisition”). The Imagen Acquisition did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2007 (Note 4).

TACODA Acquisition

On September 6, 2007, the Company, through its AOL segment, completed the purchase of TACODA, an online behavioral targeting advertising network, for $274 million in cash, net of cash acquired. The TACODA acquisition did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2007 (Note 4).

Divestitures of Certain Non-Core AOL Wireless Businesses

On August 24, 2007, the Company completed the sale of Tegic Communications, Inc. (“Tegic”), a wholly owned subsidiary of AOL, to Nuance Communications, Inc. for $265 million in cash, which resulted in a pretax gain of $200 million. In addition, in the third quarter of 2007, the Company transferred the assets of Wildseed LLC (“Wildseed”), a wholly owned subsidiary of AOL, to a third party. The Company recorded a pretax charge of $7 million related to this divestiture in the second quarter of 2007 and an impairment charge of $18 million on the long-lived assets of Wildseed in the first quarter of 2007. All amounts related to both Tegic and Wildseed have been reflected as discontinued operations for all periods presented (Note 4).

Transaction with Liberty

On May 16, 2007, the Company completed a transaction in which Liberty Media Corporation (“Liberty”) exchanged approximately 68.5 million shares of Time Warner common stock for the stock of a subsidiary of Time Warner that owned assets including the Atlanta Braves baseball franchise (the “Braves”) and Leisure Arts, Inc. (“Leisure Arts”) (at a fair value of $473 million) and $960 million of cash (the “Liberty Transaction”). The Company recorded a pretax gain of $71 million on the sale of the Braves, which is net of indemnification obligations valued at $60 million. The Company has agreed to indemnify Liberty for, among other things, increases in the amount due by the Braves under Major League Baseball’s (“MLB”) revenue sharing rules from expected amounts for fiscal years 2007 to 2027, to the extent attributable to local broadcast and other contracts in place prior to the Liberty Transaction. The Liberty Transaction was designed to qualify as a tax-free split-off under Section 355 of the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Internal Revenue Code of 1986, as amended, and, as a result, the historical deferred tax liabilities of $83 million associated with the Braves were no longer required. In the first quarter of 2007, the Company recorded an impairment charge of $13 million on its investment in Leisure Arts. The results of operations of the Braves and Leisure Arts have been reflected as discontinued operations for all periods presented (Note 4).

Sale of Bookspan

On April 9, 2007, the Company sold its 50% interest in Bookspan, a joint venture accounted for as an equity-method investment that primarily owns and operates book clubs via direct mail and e-commerce, to a subsidiary of Bertelsmann AG for a purchase price of $145 million, which resulted in a pretax gain of $100 million (Note 4).

Sale of Parenting Group and most of the Time4 Media magazine titles

On March 3, 2007, the Company sold its Parenting Group and most of the Time4 Media magazine titles, consisting of 18 of Time Inc.’s smaller niche magazines, to a subsidiary of Bonnier AB, a Swedish media company, for $220 million, which resulted in a pretax gain of $54 million. The results of operations of the Parenting Group and Time4 Media magazine titles that were sold have been reflected as discontinued operations for all periods presented (Note 4).

Sales of AOL’s European Access Businesses

On February 28, 2007, the Company completed the sale of AOL’s German access business to Telecom Italia S.p.A. for $850 million in cash, resulting in a net pretax gain of $668 million. In connection with this sale, the Company entered into a separate agreement to provide ongoing web services, including content, e-mail and other online tools and services, to Telecom Italia S.p.A. As a result of the historical interdependency of AOL’s European access and audience businesses, the historical cash flows and operations of the access and audience businesses were not clearly distinguishable. Accordingly, AOL’s German access business and its other European access businesses, which were sold in 2006, have not been reflected as discontinued operations in the accompanying consolidated financial statements (Note 4).

Texas/Kansas City Cable Joint Venture

TKCCP was a 50-50 joint venture between a consolidated subsidiary of TWC (Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”)) and Comcast. On January 1, 2007, TKCCP distributed its assets to TWC and Comcast. TWC received the Kansas City Pool, which served 788,000 basic video subscribers as of December 31, 2006, and Comcast received the pool of assets consisting of the Houston cable systems (the “Houston Pool”), which served 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. TKCCP was formally dissolved on May 15, 2007. For accounting purposes, the Company has treated the distribution of TKCCP’s assets as a sale of the Company’s 50% equity interest in the Houston Pool and as an acquisition of Comcast’s 50% equity interest in the Kansas City Pool. As a result of the sale of the Company’s 50% equity interest in the Houston Pool, the Company recorded a pretax gain of $146 million in the first quarter of 2007, which is included as a component of Other income, net in the accompanying consolidated statement of operations for the year ended December 31, 2007 (Note 2).

Transactions with Adelphia and Comcast

On July 31, 2006, TW NY and Comcast completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia (the “Adelphia Acquisition”). Additionally, on July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC, were redeemed (the “TWC Redemption” and the “TWE Redemption,” respectively, and, collectively, the “Redemptions”). Following the Redemptions and the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Adelphia Acquisition, on July 31, 2006, TW NY and Comcast swapped certain cable systems, most of which were acquired from Adelphia, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Adelphia/Comcast Transactions”). The results of the systems acquired in connection with the Adelphia/Comcast Transactions have been included in the accompanying consolidated statement of operations since the closing of the transactions. As a result of the closing of the Adelphia/Comcast Transactions, on July 31, 2006, TWC acquired systems with approximately 4.0 million basic video subscribers and disposed of systems with approximately 0.8 million basic video subscribers previously owned by TWC that were transferred to Comcast in connection with the Redemptions and the Exchange for a net gain of approximately 3.2 million basic video subscribers.

On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the terms of the reorganization plan, during 2007, substantially all of the shares of TWC’s Class A common stock that Adelphia received in the Adelphia Acquisition (representing approximately 16% of TWC’s outstanding common stock) were distributed to Adelphia’s creditors. As of December 31, 2007, Time Warner owned approximately 84% of TWC’s outstanding common stock. On March 1, 2007, TWC’s Class A common stock began trading on the New York Stock Exchange under the symbol “TWC” (Note 2).

Amounts Related to Securities Litigation

During the first and second quarters of 2007, the Company reached agreements to settle substantially all of the remaining securities litigation claims, a substantial portion of which had been reserved for at December 31, 2006. During 2007, the Company recorded charges of $153 million for these settlements. At December 31, 2007, the Company’s remaining reserve related to these matters is $10 million, which approximates an expected attorneys’ fee award related to a previously settled matter. The Company has no remaining securities litigation matters as of December 31, 2007 (Note 15).

The Company recognizes insurance recoveries when it becomes probable that such amounts will be received. The Company recognized insurance recoveries related to Employee Retirement Income Security Act (“ERISA”) matters of $9 million and $57 million for 2007 and 2006, respectively (Note 15).

RESULTS OF OPERATIONS

Changes in Basis of Presentation

Discontinued Operations

As discussed more fully in Notes 1 and 4 to the accompanying consolidated financial statements, the 2006 and 2005 financial information has been recast so that the basis of presentation is consistent with that of the 2007 financial information. Specifically, the Company has reflected as discontinued operations for all periods presented the financial condition and results of operations of certain businesses sold, which include the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts, the Braves, Tegic and Wildseed.

Information in the columns labeled “recast” in the accompanying consolidated financial statements and in the tables that follow reflects the impact of the above-referenced changes in presentation.

Consolidation of Kansas City Pool

On January 1, 2007, the Company began consolidating the results of the Kansas City Pool it received upon the distribution of the assets of TKCCP to TWC and Comcast. Prior to January 1, 2007, the Company accounted for TKCCP as an equity-method investment.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the December 31, 2007 presentation.

Recent Accounting Standards

See Note 1 to the accompanying consolidated financial statements for a discussion of the accounting standards adopted in 2007 and recent accounting standards not yet adopted.

Significant Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by certain significant transactions and other items in each period as follows (millions):

	Years Ended December 31,
	2007	2006	2005
		(recast)	(recast)

Amounts related to securities litigation and government investigations	$(171)	$(705)	$(2,865)
Asset impairments	(36)	(213)	(24)
Gain on disposal of assets, net	689	791	23

Impact on Operating Income (Loss)	482	(127)	(2,866)
Investment gains, net	211	1,048	1,064

Impact on Other income, net	211	1,048	1,064
Minority interest impact	(58)	(38)	—

Pretax impact	635	883	(1,802)
Income tax impact	(340)	(573)	472
Other tax items affecting comparability	131	1,384	423

After-tax impact	$426	$1,694	$(907)

In addition to the items affecting comparability above, the Company incurred merger-related, restructuring and shutdown costs of $262 million, $400 million and $117 million during the years ended December 31, 2007, 2006 and 2005, respectively. For further discussions of merger-related, restructuring and shutdown costs, refer to the “Consolidated Results” and “Business Segment Results” discussions.

Amounts Related to Securities Litigation

The Company recognized legal reserves as well as legal and other professional fees related to the defense of various shareholder lawsuits, totaling $180 million, $762 million and $3.071 billion in 2007, 2006 and 2005, respectively. In addition, the Company recognized related insurance recoveries of $9 million, $57 million and $206 million in 2007, 2006 and 2005, respectively.

Asset Impairments

During the year ended December 31, 2007, the Company recorded a noncash asset impairment charge of $2 million at the AOL segment related to asset write-offs in connection with facility closures and a $34 million noncash charge at the Networks segment related to the impairment of the Courtroom Television Network LLC (“Court TV”) tradename as a result of rebranding the Court TV network name to truTV.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

During the year ended December 31, 2006, the Company recorded a noncash impairment charge of $200 million at the Networks segment to reduce the carrying value of The WB Network’s goodwill. In September 2006, the stand-alone operations of The WB Network ceased and the business was contributed into The CW joint venture. In addition, the Company recorded a $13 million noncash asset impairment at the AOL segment related to asset writedowns and the closure of several facilities primarily as a result of AOL’s strategy.

During the year ended December 31, 2005, the Company recorded a $24 million noncash impairment charge related to goodwill associated with America Online Latin America, Inc. (“AOLA”). AOLA had been operating under Chapter 11 of the U.S. Bankruptcy Code since June 2005 and had been in the process of winding up its operations. On June 30, 2006, AOLA emerged from bankruptcy pursuant to a joint plan of reorganization and liquidation. Under the plan, AOLA was reorganized into a liquidating limited liability company jointly owned by Time Warner (60%) and the Cisneros Group (40%). In partial satisfaction of debt and obligations held by Time Warner or AOL, the assets representing the AOL Puerto Rico business were transferred to Time Warner or AOL, as applicable, pursuant to the plan.

In the fourth quarter of each year, the Company performs its annual impairment review for goodwill and intangible assets. The 2007, 2006 and 2005 annual impairment reviews for goodwill and intangible assets did not result in any impairment charges being recorded (Note 1).

Gains on Disposal of Assets, Net

For the year ended December 31, 2007, the Company recorded a $16 million gain related to the sale of a building, a net pretax gain of $668 million on the sale of AOL’s German access business and a net $1 million reduction to the gain on the sale of AOL’s U.K. access business at the AOL segment and a $6 million gain on the sale of four non-strategic magazine titles at the Publishing segment.

For the year ended December 31, 2006, the Company recorded a $769 million gain on the sales of AOL’s French and U.K. access businesses and a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of Netscape Security Solutions (“NSS”) at the AOL segment and a gain of $20 million at the Corporate segment related to the sale of two aircraft.

For the year ended December 31, 2005, the Company recorded a $5 million gain related to the sale of a building and a $5 million gain from the resolution of previously contingent gains related to the 2004 sale of NSS at the AOL segment, a $5 million gain related to the sale of a property in California at the Filmed Entertainment segment and an $8 million gain at the Publishing segment related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life Inc. (“Time Life”), which was previously fully reserved due to concerns about recoverability.

Investment Gains, Net

For the year ended December 31, 2007, the Company recognized net gains of $211 million primarily related to the sale of investments, including a $56 million gain on the sale of the Company’s investment in Oxygen Media Corporation, a $100 million gain on the Company’s sale of its 50% interest in Bookspan and a $146 million gain on TWC’s deemed sale of its 50% interest in the Houston Pool in connection with the distribution of TKCCP’s assets at the Cable segment, partially offset by a $73 million impairment charge on the Company’s investment in The CW and a $57 million impairment charge on the Company’s investment in SCi Entertainment Group plc (“SCi”). Between January 1, 2008 and February 20, 2008, the Company’s investment in SCi declined by an additional $25 million, which may result in an additional impairment charge in 2008. For further discussion of the impairments on the Company’s investments, refer to Note 5 to the accompanying consolidated financial statements. For the year ended December 31, 2007, investment gains, net also included $2 million of gains resulting from market fluctuations in equity derivative instruments.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

For the year ended December 31, 2006, the Company recognized net gains of $1.048 billion primarily related to the sale of investments, including an $800 million gain on the sale of the Company’s investment in Time Warner Telecom Inc., a $157 million gain on the sale of the Company’s investment in the Warner Village Theme Parks and a $51 million gain on the sale of the Company’s investment in Canal Satellite Digital. For the year ended December 31, 2006, investment gains, net also included $10 million of gains resulting from market fluctuations in equity derivative instruments.

For the year ended December 31, 2005, the Company recognized net gains of $1.064 billion primarily related to the sale of investments, including a $925 million gain on the sale of the Company’s remaining investment in Google, a $36 million gain, which had been previously deferred, related to the Company’s 2002 sale of a portion of its interest in Columbia House Holdings Inc. (“Columbia House”), an $8 million gain on the sale of its 7.5% remaining interest in Columbia House and simultaneous resolution of a contingency for which the Company had previously accrued and a $53 million net gain, reflecting a fair value adjustment related to the Company’s option in Warner Music Group (“WMG”). Investment gains were partially offset by $16 million of writedowns to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, including a $13 million writedown of the Company’s investment in n-tv KG, a German news broadcaster. The year ended December 31, 2005 also included $1 million of losses resulting from market fluctuations in equity derivative instruments.

Minority Interest Impact

For the year ended December 31, 2007, income of $58 million was attributed to minority interests associated with items affecting comparability, which primarily reflects the respective minority owner’s share of the gains on TWC’s deemed sale of the Houston Pool interest and on the sale of AOL’s German access business.

For the year ended December 31, 2006, income of $38 million was attributed to minority interest associated with items affecting comparability, which primarily reflects Google’s share of the gain on the sales of AOL’s European access businesses.

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

For the year ended December 31, 2007, these items primarily included tax benefits of $125 million related to the realization of tax attribute carryforwards.

For the year ended December 31, 2006, these items primarily included tax benefits of $1.134 billion related to the realization of tax attribute carryforwards and $234 million related primarily to tax reserves associated with shareholder litigation.

For the year ended December 31, 2005, these items included tax benefits of $72 million related to the realization of tax attribute carryforwards and $351 million related to changes in certain state tax laws.

2007 vs. 2006

Consolidated Results

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Revenues.  The components of revenues are as follows (millions):

	Years Ended December 31,
	2007	2006	% Change
		(recast)

Subscription	$24,904	$23,651	5%
Advertising	8,799	8,283	6%
Content	11,708	10,670	10%
Other	1,071	1,086	(1%)

Total revenues	$46,482	$43,690	6%

The increase in Subscription revenues for the year ended December 31, 2007 was primarily related to increases at the Cable and Networks segments, offset partially by a decline at the AOL segment. The increase at the Cable segment was driven by the impact of the Acquired Systems, the consolidation of the Kansas City Pool, the continued penetration of digital video services, video price increases and growth in high-speed data and Digital Phone subscribers. The increase at the Networks segment was due primarily to higher subscription rates at both Turner and HBO and, to a lesser extent, an increase in the number of subscribers at Turner. The decline in Subscription revenues at the AOL segment resulted from the sales of AOL’s European access businesses in the fourth quarter of 2006 and first quarter of 2007, as well as decreases in the number of AOL brand domestic subscribers.

The increase in Advertising revenues for the year ended December 31, 2007 was primarily due to growth at the AOL and Cable segments, offset partially by a decline at the Networks segment. The increase at the AOL segment was due to growth in Advertising revenues generated on both the AOL Network and the Third Party Network. The increase at the Cable segment was primarily attributable to the impact of the Acquired Systems and, to a lesser extent, the consolidation of the Kansas City Pool. The decline at the Networks segment was primarily driven by the impact of the shutdown of The WB Network on September 17, 2006, partially offset by higher Advertising revenues primarily at Turner’s domestic entertainment networks, mainly due to sports programming and, to a lesser extent, higher Advertising revenues at the news networks.

The increase in Content revenues for the year ended December 31, 2007 was primarily related to growth at the Filmed Entertainment segment. The increase at the Filmed Entertainment segment was primarily driven by an increase in theatrical product revenues.

Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  For 2007 and 2006, costs of revenues totaled $27.426 billion and $24.876 billion, respectively, and, as a percentage of revenues, were 59% and 57%, respectively. The increase in costs of revenues (inclusive of depreciation expense) as a percentage of revenues was primarily attributable to lower margins at the Cable segment, primarily related to the Acquired Systems. The segment variations are discussed in detail in “Business Segment Results.”

Selling, General and Administrative Expenses.  For 2007 and 2006, selling, general and administrative expenses decreased 7% to $9.653 billion in 2007 from $10.397 billion in 2006. The decrease in selling, general and administrative expenses related primarily to a significant decline at the AOL segment, substantially due to reduced subscriber acquisition marketing as part of AOL’s strategy, partially offset by an increase at the Cable segment primarily related to the impact of the Acquired Systems and the consolidation of the Kansas City Pool. The segment variations are discussed in detail in “Business Segment Results.”

Included in costs of revenues and selling, general and administrative expenses is depreciation expense, which increased to $3.738 billion in 2007 from $2.963 billion in 2006, primarily related to an increase at the Cable segment, reflecting the impact of the Acquired Systems, the consolidation of the Kansas City Pool and demand-driven increases in recent years of purchases of customer premise equipment.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Amortization Expense.  Amortization expense increased 15% to $674 million in 2007 from $587 million in 2006, primarily related to increases at the Cable segment, which were driven by the amortization of intangible assets related to customer relationships associated with the Acquired Systems, partially offset by a decrease due to the absence after the first quarter of 2007 of amortization expense associated with customer relationships recorded in connection with the restructuring of TWE in 2003, which were fully amortized at the end of the first quarter of 2007.

Amounts Related to Securities Litigation.  As previously noted in “Recent Developments,” the Company recognized legal reserves as well as legal and other professional fees related to the defense of various shareholder lawsuits, totaling $180 million for the year ended December 31, 2007 and $762 million for the year ended December 31, 2006. In addition, the Company recognized related insurance recoveries of $9 million for the year ended December 31, 2007 and $57 million for the year ended December 31, 2006.

Merger-related, Restructuring and Shutdown Costs.  During the year ended December 31, 2007, the Company incurred restructuring costs of $262 million, primarily related to various employee terminations and other exit activities, including $125 million at the AOL segment, $13 million at the Cable segment, $37 million at the Networks segment, $67 million at the Publishing segment and $10 million at the Corporate segment. The total number of employees terminated across the segments in 2007 was approximately 4,400. In addition, the Cable segment also expensed $10 million of non-capitalizable merger-related and restructuring costs associated with the Adelphia/Comcast Transactions.

During the year ended December 31, 2006, the Company incurred restructuring costs of $295 million, primarily related to various employee terminations and other exit activities, including $222 million at the AOL segment, $18 million at the Cable segment, $5 million at the Filmed Entertainment segment, $45 million at the Publishing segment and $5 million at the Corporate segment. The total number of employees terminated across the segments in 2006 was approximately 5,600. In addition, during the year ended December 31, 2006, the Cable segment expensed $38 million of non-capitalizable merger-related and restructuring costs associated with the Adelphia Acquisition. The results for the year ended December 31, 2006 also include shutdown costs of $114 million at The WB Network in connection with the agreement between Warner Bros. and CBS to form the new fully-distributed national broadcast network, The CW. Included in the shutdown costs for the year ended December 31, 2006 are charges related to terminating intercompany programming arrangements with other Time Warner divisions, of which $47 million has been eliminated in consolidation, resulting in a net pretax charge of $67 million (Note 12).

Operating Income.  Operating Income increased to $8.949 billion in 2007 from $7.303 billion in 2006. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $482 million of income, net and $127 million of expense, net for 2007 and 2006, respectively, Operating Income increased $1.037 billion, primarily reflecting growth across all of the segments. The segment variations are discussed under “Business Segment Results.”

Interest Expense, Net.  Interest expense, net, increased to $2.299 billion in 2007 from $1.674 billion in 2006. The increase in interest expense, net is primarily due to higher average outstanding balances of borrowings as a result of the Company’s stock repurchase program and the Adelphia/Comcast Transactions and lower interest income related primarily to a smaller amount of short-term investments.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Other Income, Net.  Other income, net, detail is shown in the table below (millions):

	Years Ended December 31,
	2007	2006
		(recast)

Investment gains, net	$211	$1,048
Income (loss) from equity investees, net	(14)	109
Other	(52)	(30)

Other income, net	$145	$1,127

The changes in investment gains, net are discussed under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of investment gains, Other income, net, decreased primarily due to losses from equity-method investees, net and higher foreign exchange losses. For the year ended December 31, 2007, the change in Income (loss) from equity investees primarily reflects the absence of equity income during these periods due to the Company no longer treating TKCCP as an equity-method investment.

Minority Interest Expense, Net.  Time Warner had $408 million of minority interest expense, net in 2007 compared to $375 million in 2006. The increase related primarily to the impact of the 5% minority interest in AOL issued to Google in the second quarter of 2006 and the gain recognized by AOL on the sale of its German access business in the first quarter of 2007, partially offset by lower minority interest expense related to the Cable segment due in part to the change in the ownership structure at the Cable segment. Comcast held an effective 21% minority interest in TWC until the closing of the Adelphia/Comcast Transactions on July 31, 2006, upon which Comcast’s interest in TWC was redeemed and Adelphia received an approximate 16% minority interest in TWC.

Income Tax Provision.  Income tax expense from continuing operations was $2.336 billion in 2007 compared to $1.308 billion in 2006. The Company’s effective tax rate for continuing operations was 37% for the year ended December 31, 2007 compared to 20% for year ended December 31, 2006. The increase is primarily attributable to the lack of certain tax attribute carryforwards which were recognized in the third and fourth quarters of 2006. The income tax provision for the year ended December 31, 2007 also reflects a charge of $47 million relating to an adjustment to tax benefits recognized in prior periods associated with certain foreign source income, partially offset by a tax benefit of $30 million to recognize prior period domestic research and development tax credits.

Income from Continuing Operations.  Income from continuing operations was $4.051 billion in 2007 compared to $5.073 billion in 2006. Basic and diluted income per common share from continuing operations was $1.09 and $1.08 in 2007, respectively, compared to $1.21 and $1.20 in 2006, respectively. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $426 million and $1.694 billion of income, net in 2007 and 2006, respectively, income from continuing operations increased by $246 million, primarily reflecting higher Operating Income, as noted above, partially offset by (i) the dilutive effect of the Adelphia/Comcast Transactions, in which the estimated incremental Operating Income from the Acquired Systems was more than offset by higher interest expense resulting from the Adelphia/Comcast Transactions, (ii) increased interest expense, due in part to the impact of the Company’s common stock repurchase programs, which has resulted in higher debt levels, and (iii) lower Other income, net, as noted above. Basic and diluted income per common share from continuing operations in 2007 and 2006 reflect the favorable impact of repurchases of shares under the Company’s stock repurchase programs.

Discontinued Operations, Net of Tax.  The financial results for the years ended December 31, 2007 and 2006 included the impact of treating certain businesses sold, which included Tegic, Wildseed, the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts and the Braves as discontinued operations. The financial results for the year ended December 31, 2006 also included the impact of treating the operations of the systems transferred to Comcast in connection with the Redemptions and the Exchange (the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

“Transferred Systems”), the Turner South network (“Turner South”) and Time Warner Book Group (“TWBG”) as discontinued operations. For additional information, see Note 4 to the accompanying consolidated financial statements.

Cumulative Effect of Accounting Change, Net of Tax.  The Company recorded a benefit of $25 million, net of tax, as the cumulative effect of a change in accounting principle upon the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), in 2006, to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are not ultimately expected to vest.

Net Income and Net Income Per Common Share.  Net income was $4.387 billion in 2007 compared to $6.552 billion in 2006. Basic and diluted net income per common share was $1.18 and $1.17, respectively, in 2007 compared to $1.57 and $1.55, respectively, in 2006. Net income per common share in 2007 and 2006 reflects the favorable impact of repurchases of shares under the Company’s stock repurchase programs.

Business Segment Results

AOL.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the years ended December 31, 2007 and 2006 are as follows (millions):

	Years Ended December 31,
	2007	2006	% Change
		(recast)

Revenues:
Subscription	$2,788	$5,784	(52%)
Advertising	2,231	1,886	18%
Other	162	116	40%

Total revenues	5,181	7,786	(33%)
Costs of revenues(a)	(2,289)	(3,653)	(37%)
Selling, general and administrative(a)	(931)	(2,141)	(57%)
Gain on disposal of consolidated businesses	667	771	(13%)
Gain on disposal of assets	16	—	NM
Asset impairments	(2)	(13)	(85%)
Restructuring costs	(125)	(222)	(44%)

Operating Income before Depreciation and Amortization	2,517	2,528	—
Depreciation	(408)	(501)	(19%)
Amortization	(96)	(133)	(28%)

Operating Income	$2,013	$1,894	6%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

As previously noted under “Recent Developments,” on February 28, 2007, the Company completed the sale of AOL’s German access business to Telecom Italia S.p.A. for $850 million in cash, resulting in a net pretax gain of $668 million. In connection with this sale, the Company entered into a separate agreement to provide ongoing web services, including content, e-mail and other online tools and services, to Telecom Italia S.p.A. As a result of the historical interdependency of AOL’s European access and audience businesses, the historical cash flows and operations of the access and audience businesses were not clearly distinguishable. Accordingly, AOL’s German

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

access business and its other European access businesses, which were sold in 2006, have not been reflected as discontinued operations in the accompanying consolidated financial statements.

The decline in Subscription revenues was due to the sales of AOL’s European access businesses in the fourth quarter of 2006 and first quarter of 2007 (as a result of which Subscription revenues at AOL Europe declined by approximately $1.470 billion in 2007), as well as decreases in the number of AOL brand domestic subscribers.

The number of AOL brand Internet access domestic subscribers was 9.3 million, 10.1 million and 13.2 million as of December 31, 2007, September 30, 2007 and December 31, 2006, respectively. The AOL brand domestic average revenue per subscriber (“ARPU”) was $18.66 and $19.18 for the years ended December 31, 2007 and 2006, respectively. AOL includes in its subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service. Subscribers to the AOL brand Internet access service include subscribers participating in introductory free-trial periods and subscribers that are not paying any, or paying reduced, monthly fees through member service and retention programs. Total AOL brand Internet access subscribers include free-trial and retention members of 2% as of December 31, 2007, 3% as of September 30, 2007 and 6% as of December 31, 2006. Individuals who have registered for the free AOL service, including subscribers who have migrated from paid subscription plans, are not included in the AOL brand Internet access subscriber numbers presented above. As previously noted, due to the sales of AOL’s access businesses in the U.K., Germany and France, AOL no longer has AOL brand Internet access subscribers in Europe, although the purchasers of AOL’s European access businesses have certain rights to use specified AOL brands for a period of time.

The continued decline in domestic subscribers is the result of a number of factors, including the effects of AOL’s strategy, which has resulted in the migration of subscribers to the free AOL service offering, declining registrations for the paid service in response to AOL’s significantly reduced marketing and competition from broadband access providers. The decrease in ARPU for the year ended December 31, 2007 compared to the year ended December 31, 2006 was due primarily to a shift in the subscriber mix to lower-priced subscriber price plans, partially offset by an increase in the percentage of revenue generating customers.

Advertising services include display advertising (which includes certain types of impression-based and performance-driven advertising) and paid-search advertising, both domestically and internationally, which are provided on both the AOL Network and the Third Party Network. Total Advertising revenues improved for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to increased Advertising revenues generated on both the AOL Network and the Third Party Network as follows (millions):

	Years Ended December 31,
	2007	2006	% Change
		(recast)

AOL Network:
Display	$919	$814	13%
Paid-search	657	591	11%

Total AOL Network	1,576	1,405	12%
Third Party Network	655	481	36%

Total Advertising revenues	$2,231	$1,886	18%

The increases in AOL Network display Advertising revenues were primarily attributable to increased sold inventory, offset partially by pricing declines and shifts in the mix of inventory sold to lower-priced inventory. In addition, AOL Network display Advertising revenues for the year ended December 31, 2007 included a benefit of $19 million related to a change in an accounting estimate resulting from more timely system data. The increases in AOL Network paid-search Advertising revenues, which are generated primarily through AOL’s strategic

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

relationship with Google, were attributable primarily to higher revenues per search query on certain AOL Network properties.

The increase in Advertising revenues on the Third Party Network is primarily attributable to the growth in sales of advertising run on the Third Party Network generated by Advertising.com and, to a lesser extent, the effect of acquisitions in 2007, which contributed revenues of $27 million. The Advertising.com revenues benefited from the expansion of a relationship with a major customer in the second quarter of 2006. The revenues associated with this relationship increased $58 million to $215 million in 2007 compared to 2006. As noted previously in the AOL “Overview” section, the contract with this customer was amended during the fourth quarter of 2007. AOL did not experience a significant decline in its Advertising revenues from this relationship during the fourth quarter of 2007 as a result of this amendment. However, beginning January 1, 2008, the customer is under no obligation to continue to do business with Advertising.com. Accordingly, the Company anticipates a significant decline in Advertising revenues from this customer in 2008.

Total Advertising revenues for the three months ended December 31, 2007 increased $80 million from the three months ended September 30, 2007, benefiting from increases in display Advertising revenues generated on the AOL Network and in sales of advertising run on the Third Party Network, both due in part to seasonality. Additionally, the increase in Advertising revenues on the Third Party Network resulted from growth primarily generated by Advertising.com, as well as from the recent acquisitions of TSM, TACODA and Quigo, which together contributed revenues of $5 million and $21 million in the third and fourth quarters of 2007, respectively.

The Company expects Advertising revenues at the AOL segment to be flat to slightly lower in the first quarter of 2008 compared to the similar period in the prior year, primarily due to declines in display advertising reflecting the impact of the $19 million change in estimate benefit recognized in the first quarter of 2007 and continued pricing pressure on display advertising, partially offset by increases in Advertising revenues on the Third Party Network. However, the Company expects Advertising revenues at the AOL segment to increase during the remainder of 2008 compared to the similar period in 2007 due to expected increases in display and paid-search advertising on the AOL Network and sales of advertising run on the Third Party Network. Expected increases in Advertising revenues on the Third Party Network for both the first quarter of 2008 and the full year of 2008 are the result of both anticipated revenue growth generated by Advertising.com and the Company’s recent acquisitions, partially offset by expected declines associated with the end of commitments from a major customer of Advertising.com, which contributed $56 million of Advertising revenues in the first quarter of 2007 and $215 million of Advertising revenues in the year ended December 31, 2007.

Other revenues increased for the year ended December 31, 2007, primarily due to revenues from the agreements to provide transition support services to the purchasers of the German, U.K. and French access businesses, which run through various dates in 2008, partly offset by a decline in revenues from modem sales at AOL Europe due to the sales of the European access businesses.

Costs of revenues decreased 37%, and, as a percentage of revenues, were 44% and 47% in 2007 and 2006, respectively. For 2007, approximately $1.000 billion of the decrease in costs of revenues was attributable to the sales of AOL’s European access businesses. The remaining decrease in 2007 was attributable to lower network-related expenses and lower customer service expenses associated with the closure of customer support call centers, partially offset by increases in traffic acquisition costs (“TAC”) associated with the growth of advertising run on the Third Party Network. Network-related expenses decreased 76% to $275 million in 2007 from $1.163 billion in 2006, of which approximately $670 million was attributable to the sales of AOL’s European access businesses. The remaining decline in network-related expenses during 2007 was principally attributable to lower usage of AOL’s dial-up network associated with the declining AOL brand domestic dial-up subscriber base, improved pricing and network utilization and decreased levels of long-term fixed commitments. TAC associated with the advertising run on the Third Party Network increased to $485 million in 2007 from $344 million in 2006, primarily related to increased Advertising revenues on the Third Party Network.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Selling, general and administrative expenses decreased 57% to $931 million in 2007, of which approximately $350 million was attributable to the sales of AOL’s European access businesses. The remaining decrease reflects a significant reduction in direct marketing costs of approximately $590 million primarily due to reduced subscriber acquisition marketing as part of AOL’s strategy, and other cost savings.

As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2007 results included a net pretax gain of $668 million on the sale of AOL’s German access business, a net $1 million reduction to the gain on the sale of AOL’s U.K. access business, a gain of $16 million related to the sale of a building and a noncash asset impairment charge of $2 million related to asset write-offs in connection with facility closures. The 2006 results included a $769 million gain on the sales of AOL’s French and U.K. access businesses, a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS, a $13 million noncash asset impairment charge related to asset writedowns and the closure of several facilities primarily as a result of AOL’s strategy. In addition, the 2007 results included restructuring charges of $140 million (including a $98 million charge in the fourth quarter of 2007) primarily related to involuntary employee terminations, asset write-offs and facility closures, partially offset by the reversal of $15 million of restructuring charges that were no longer needed due to changes in estimates during the year ended December 31, 2007. The 2006 results included $222 million in restructuring charges, primarily related to employee terminations, contract terminations, asset write-offs and facility closures.

Operating Income before Depreciation and Amortization remained essentially flat due primarily to lower Subscription revenues, offset by lower costs of revenues, selling, general and administrative expenses and restructuring costs and higher Advertising revenues. Operating Income increased due primarily to a decrease in depreciation expense as a result of a decline in network assets due to subscriber declines.

In connection with AOL’s strategy, including its reduction of subscriber acquisition efforts, AOL expects to experience a continued decline in its subscribers and related Subscription revenues. Accordingly, during 2008, AOL expects to continue to reduce costs of revenues, including dial-up network and customer service expenses, and selling, general and administrative expenses.

The Company anticipates that, excluding the impact of the gain on the sale of AOL’s German access business in 2007, Operating Income before Depreciation and Amortization and Operating Income at the AOL segment for the first quarter of 2008 will be less than for the comparable period in 2007, primarily resulting from continuing declines in Subscription revenues and expected Advertising revenues, discussed above. The Company also anticipates that, excluding the impact of the gain on the sale of AOL’s German access business in 2007, Operating Income before Depreciation and Amortization and Operating Income for the full year 2008 will likely not match the performance achieved in 2007 due to the continued declines in Subscription revenues and higher costs of acquiring advertising traffic, partially offset by increased Advertising revenues and lower expenses, including network-related expenses.

Cable.  As previously noted under “Recent Developments,” on July 31, 2006, the Company completed the Adelphia/Comcast Transactions and began consolidating the results of the Acquired Systems. Additionally, on January 1, 2007, the Company began consolidating the results of the Kansas City Pool. Accordingly, the operating results for 2007 include the results for the Legacy Systems, the Acquired Systems and the Kansas City Pool for the full twelve-month period, and the operating results for 2006 include the results of the Legacy Systems for the full twelve-month period and the Acquired Systems for only the five months following the closing of the Adelphia/Comcast Transactions and do not include the consolidation of the results of the Kansas City Pool. The impact of the incremental seven months of revenues and expenses of the Acquired Systems on the results for 2007 is referred to as the “impact of the Acquired Systems” in this report. Revenues, Operating Income before Depreciation and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Amortization and Operating Income of the Cable segment for the years ended December 31, 2007 and 2006 are as follows (millions):

	Years Ended December 31,
	2007	2006	% Change

Revenues:
Subscription	$15,088	$11,103	36%
Advertising	867	664	31%

Total revenues	15,955	11,767	36%
Costs of revenues(a)	(7,542)	(5,356)	41%
Selling, general and administrative(a)	(2,648)	(2,126)	25%
Merger-related and restructuring costs	(23)	(56)	(59%	)

Operating Income before Depreciation and Amortization	5,742	4,229	36%
Depreciation	(2,704)	(1,883)	44%
Amortization	(272)	(167)	63%

Operating Income	$2,766	$2,179	27%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

Revenues, including the components of Subscription revenues, for the Legacy Systems, the Acquired Systems, the Kansas City Pool and the total systems are as follows for the years ended December 31, 2007 and 2006 (millions):

	Years Ended December 31,
	2007				2006
	Legacy	Acquired	Kansas	Total	Legacy	Acquired	Total	Total Systems
	Systems	Systems	City Pool	Systems	Systems	Systems(a)	Systems	% Change

Subscription revenues:
Video	$6,830	$2,788	$547	$10,165	$6,467	$1,165	$7,632	33%
High-speed data	2,692	835	203	3,730	2,435	321	2,756	35%
Voice(b)	1,011	97	85	1,193	687	28	715	67%

Total Subscription revenues	10,533	3,720	835	15,088	9,589	1,514	11,103	36%
Advertising revenues	539	286	42	867	527	137	664	31%

Total revenues	$11,072	$4,006	$877	$15,955	$10,116	$1,651	$11,767	36%

(a)	Amounts reflect revenues for the Acquired Systems for the five months following the closing of the Adelphia/Comcast Transactions.
(b)	Voice revenues include revenues primarily associated with Digital Phone, TWC’s voice service, as well as revenues associated with subscribers acquired from Comcast who received traditional, circuit-switched telephone service, which were $34 million and $27 million in 2007 and 2006, respectively. TWC is in the process of discontinuing the circuit-switched offering in accordance with regulatory requirements. In those areas where the circuit-switched offering is discontinued, Digital Phone is the only voice service TWC provides.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Selected subscriber-related statistics are as follows (thousands):

	Consolidated Subscribers			Managed Subscribers(a)
	as of December 31,			as of December 31,
	2007	2006	% Change	2007	2006	% Change

Basic video(b)	13,251	12,614	5%	13,251	13,402	(1%)
Digital video(c)	8,022	6,938	16%	8,022	7,270	10%
Residential high-speed data(d)	7,620	6,270	22%	7,620	6,644	15%
Commercial high-speed data(d)	280	230	22%	280	245	14%
Digital Phone(e)	2,895	1,719	68%	2,895	1,860	56%
Revenue generating units(f)	32,077	27,877	15%	32,077	29,527	9%
Customer relationships(g)	14,626	13,710	7%	14,626	14,565	—

(a)	For 2006, managed subscribers included TWC’s consolidated subscribers and subscribers in the Kansas City Pool of TKCCP, which TWC received on January 1, 2007 in the TKCCP asset distribution. Beginning January 1, 2007, subscribers in the Kansas City Pool are included in both managed and consolidated subscriber results as a result of the consolidation of the Kansas City Pool.
(b)	Basic video subscriber numbers reflect billable subscribers who receive at least basic video service.
(c)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service via digital transmissions.
(d)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(e)	Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service. Digital Phone subscribers exclude subscribers acquired from Comcast in the Exchange who receive traditional, circuit-switched telephone service (which totaled 9,000 and 106,000 subscribers as of December 31, 2007 and 2006, respectively).
(f)	Revenue generating units represent the total of all basic video, digital video, high-speed data, Digital Phone and circuit-switched telephone service subscribers.
(g)	Customer relationships represent the number of subscribers that receive at least one level of service, encompassing video, high-speed data and voice (including circuit-switched telephone) services, without regard to the number of services purchased. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.

Subscription revenues increased, driven by the impact of the Acquired Systems, the consolidation of the Kansas City Pool, the continued penetration of digital video services, video price increases and growth in high-speed data and Digital Phone subscribers. Digital video revenues represented 23% and 22% of video revenues in 2007 and 2006, respectively. Strong growth rates for Subscription revenues associated with high-speed data and voice services are expected to continue during 2008.

Advertising revenues increased due to an increase in local and national advertising, primarily due to the impact of the Acquired Systems and, to a lesser extent, the consolidation of the Kansas City Pool.

Costs of revenues increased 41%, and, as a percentage of revenues, were 47% in 2007 compared to 46% in 2006. The increase in costs of revenues was primarily related to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as increases in video programming, employee, voice and other direct operating costs. The increase in costs of revenues as a percentage of revenues in 2007 reflected lower margins in the Acquired Systems.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Video programming costs for the Legacy Systems, the Acquired Systems, the Kansas City Pool and the total systems are as follows for the years ended December 31, 2007 and 2006 (millions):

	Years Ended December 31,
	2007	2006	% Change

Video programming costs:
Legacy Systems	$2,305	$2,114	9%
Acquired Systems(a)	1,027	409	151%
Kansas City Pool	202	—	NM

Total systems	$3,534	$2,523	40%

(a)	2006 amounts reflect video programming costs for the Acquired Systems for the five months following the closing of the Adelphia/Comcast Transactions.

Video programming costs increased primarily due to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as contractual rate increases and the expansion of service offerings. Employee costs increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool, higher headcount resulting from the continued roll-out of advanced services and salary increases. Additionally, employee costs in 2006 included a benefit of $32 million (with an additional benefit of $8 million included in selling, general and administrative expenses) related to both changes in estimates and a correction of prior period medical benefit accruals. Voice costs increased $146 million to $455 million in 2007 primarily due to growth in Digital Phone subscribers and the consolidation of the Kansas City Pool, offset partially by a decline in per-subscriber connectivity costs. Other direct operating costs increased 42% to $1.225 billion in 2007 primarily due to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as certain other increases in costs associated with the continued roll-out of advanced services.

The increase in selling, general and administrative expenses was primarily the result of higher employee, marketing and other costs due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool, increased headcount and higher costs resulting from the continued roll-out of advanced services and salary increases.

The Cable segment expensed non-capitalizable merger-related and restructuring costs associated with the Adelphia/Comcast Transactions of $10 million and $38 million in 2007 and 2006, respectively. In addition, the results for 2007 and 2006 included other restructuring costs of $13 million and $18 million, respectively.

Operating Income before Depreciation and Amortization increased principally as a result of revenue growth (particularly growth in high margin high-speed data revenues), partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above.

Operating Income increased primarily due to the increase in Operating Income before Depreciation and Amortization described above, partially offset by increases in both depreciation and amortization expense. Depreciation expense increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and demand-driven increases in recent years of purchases of customer premise equipment, which generally has a shorter useful life compared to the mix of assets previously purchased. Amortization expense increased primarily as a result of the amortization of intangible assets related to customer relationships associated with the Acquired Systems. This was partially offset by the absence after the first quarter of 2007 of amortization expense associated with customer relationships recorded in connection with the restructuring of TWE in 2003, which were fully amortized at the end of the first quarter of 2007.

The Company anticipates that Operating Income before Depreciation and Amortization and Operating Income at the Cable segment will increase during 2008 as compared to 2007, although the rate of growth is expected to be

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

lower than that experienced in 2007 as each year will include the results of the Acquired Systems and the Kansas City Pool for the full twelve-month period.

Filmed Entertainment.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the years ended December 31, 2007 and 2006 are as follows (millions):

	Years Ended December 31,
	2007	2006	% Change

Revenues:
Subscription	$30	$14	114%
Advertising	48	23	109%
Content	11,355	10,314	10%
Other	249	274	(9%)

Total revenues	11,682	10,625	10%
Costs of revenues(a)	(8,856)	(7,973)	11%
Selling, general and administrative(a)	(1,611)	(1,511)	7%
Restructuring costs	—	(5)	NM

Operating Income before Depreciation and Amortization	1,215	1,136	7%
Depreciation	(153)	(139)	10%
Amortization	(217)	(213)	2%

Operating Income	$845	$784	8%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

Content revenues include theatrical product (which is content made available for initial exhibition in theaters), television product (which is content made available for initial airing on television), and consumer product and other. The components of Content revenues for the years ended December 31, 2007 and 2006 are as follows (millions):

	Years Ended December 31,
	2007	2006	% Change

Theatrical product:
Theatrical film	$2,094	$1,322	58%
Television licensing	1,692	1,743	(3%	)
Home video	3,418	3,040	12%

Total theatrical product	7,204	6,105	18%
Television product:
Television licensing	2,801	2,747	2%
Home video	869	971	(11%	)

Total television product	3,670	3,718	(1%	)
Consumer product and other	481	491	(2%	)

Total Content revenues	$11,355	$10,314	10%

The increase in theatrical film revenues was due primarily to the success of certain key releases in 2007, which compared favorably to 2006. Revenues in 2007 included the releases of Harry Potter and the Order of the Phoenix, I Am Legend, 300 and Ocean’s Thirteen compared to revenues in 2006, which included the releases of Superman

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Returns, Happy Feet and The Departed. Theatrical product revenues from television licensing decreased due primarily to the timing and quantity of availabilities. Home video sales of theatrical product increased primarily due to the success of a greater number of significant home video releases in 2007, including Harry Potter and the Order of the Phoenix, 300, Happy Feet, The Departed, Hairspray and Rush Hour 3. Home video releases in 2006 included Harry Potter and the Goblet of Fire, Superman Returns and Wedding Crashers.

Licensing fees from television product increased primarily due to the initial off-network availabilities of Two and a Half Men and Cold Case, partially offset by licensing fees in the prior year from the second cycle off-network non-continuance license arrangements for Friends as well as reduced network deliveries. The decline in home video sales of television product reflects difficult comparisons to the prior year period, which included higher revenues attributable to Seinfeld, Friends and other long-running series.

The increase in costs of revenues resulted primarily from higher film costs ($4.931 billion in 2007 compared to $4.673 billion in 2006) and higher theatrical advertising and print costs resulting from the timing, quantity and mix of films released. Included in film costs are net pre-release theatrical film valuation adjustments, which decreased to $240 million in 2007 from $257 million in 2006. Costs of revenues as a percentage of revenues were 76% and 75% in 2007 and 2006, respectively, reflecting the quantity and mix of products released, including a benefit from reduced network deliveries of television product for which the costs generally exceed revenues.

The increase in selling, general and administrative expenses is primarily the result of higher employee costs and higher distribution costs attributable to the increase in revenues, partially offset by higher distribution fees earned in 2007.

The 2006 results included $5 million of restructuring charges as a result of changes in estimates of previously established restructuring accruals.

Operating Income before Depreciation and Amortization and Operating Income increased primarily due to an increase in revenues, partially offset by the higher costs of revenues. Operating Income before Depreciation and Amortization and Operating Income in 2006 reflects a benefit of $42 million from the sale of certain international film rights.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Networks.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the years ended December 31, 2007 and 2006 are as follows (millions):

	Years Ended December 31,
	2007	2006	% Change
		(recast)

Revenues:
Subscription	$6,258	$5,868	7%
Advertising	3,058	3,163	(3%)
Content	909	1,024	(11%)
Other	45	58	(22%)

Total revenues	10,270	10,113	2%
Costs of revenues(a)	(5,014)	(4,860)	3%
Selling, general and administrative(a)	(1,849)	(1,926)	(4%)
Asset impairments	(34)	(200)	(83%)
Restructuring and shutdown costs	(37)	(114)	(68%)

Operating Income before Depreciation and Amortization	3,336	3,013	11%
Depreciation	(303)	(280)	8%
Amortization	(18)	(10)	80%

Operating Income	$3,015	$2,723	11%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

On September 17, 2006, Warner Bros. and CBS ended the stand-alone operations of The WB Network and UPN, respectively, and formed The CW, an equity-method investee of the Company. The Networks segment results included the operations of The WB Network through the date of its shutdown on September 17, 2006. During 2006, the Networks segment operating results included revenues of $397 million and an Operating Loss of $321 million from The WB Network.

The increase in Subscription revenues was due primarily to higher subscription rates at both Turner and HBO and, to a lesser extent, an increase in the number of subscribers at Turner.

The decrease in Advertising revenues was driven primarily by the impact of the shutdown of The WB Network on September 17, 2006, which contributed $361 million of Advertising revenues in 2006, partially offset by higher Advertising revenues primarily at Turner’s domestic entertainment networks, mainly due to sports programming and, to a lesser extent, higher Advertising revenues at the news networks.

The decrease in Content revenues was primarily due to a difficult comparison to the prior year at HBO, which included the recognition of higher revenues related to the domestic cable television sale of The Sopranos.

Costs of revenues increased due primarily to increases in programming costs and costs related to digital initiatives. Programming costs increased 3% to $3.575 billion in 2007 from $3.462 billion in 2006 due primarily to an increase in sports programming costs at Turner, particularly related to MLB, NASCAR and NBA programming and higher acquired theatrical and original programming costs at HBO, partially offset by the impact of the shutdown of The WB Network. Costs of revenues as a percentage of revenues were 49% in 2007 compared to 48% in 2006.

Selling, general and administrative expenses decreased due primarily to the shutdown of The WB Network and overall lower marketing expense at Turner.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2007 results included a $34 million noncash charge related to the impairment of the Court TV tradename as a result of rebranding the Court TV network name to truTV, effective January 1, 2008 and the 2006 results included a noncash impairment charge of $200 million to reduce the carrying value of The WB Network’s goodwill. In addition, the 2007 results included $37 million of restructuring charges as well as severance related to senior management changes at HBO. The 2006 results included The WB Network shutdown costs of $114 million, including $87 million related to the termination of certain programming arrangements (primarily licensed movie rights), $6 million related to employee terminations and $21 million related to contractual settlements. Included in the costs to terminate programming arrangements is $47 million of costs related to terminating intercompany programming arrangements with other Time Warner divisions (e.g., New Line) that have been eliminated in consolidation, resulting in a net charge related to programming arrangements of $40 million.

Operating Income before Depreciation and Amortization and Operating Income increased primarily due to the absence of the noncash asset impairment charge to reduce the carrying value of The WB Network’s goodwill and the shutdown costs at The WB Network incurred in the prior year, as described above.

The Company anticipates that Operating Income before Depreciation and Amortization and Operating Income at the Networks segment in the first quarter of 2008 will be relatively flat as compared to the similar period in 2007, reflecting difficult comparisons related to Content revenues at HBO and higher sports programming and newsgathering costs at Turner. However, the Company anticipates that the full year 2008 growth rates for Operating Income before Depreciation and Amortization and Operating Income at the Networks segment will increase over the 2007 growth rates, reflecting increases in both Subscription and Advertising revenues, partially offset by increased programming and newsgathering expenses.

Publishing.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the years ended 2007 and 2006 are as follows (millions):

	Years Ended December 31,
	2007	2006	% Change
		(recast)

Revenues:
Subscription	$1,551	$1,564	(1%)
Advertising	2,698	2,663	1%
Content	53	50	6%
Other	653	675	(3%)

Total revenues	4,955	4,952	—
Costs of revenues(a)	(1,885)	(1,939)	(3%)
Selling, general and administrative(a)	(1,905)	(1,911)	—
Gain on sale of assets	6	—	NM
Restructuring and shutdown costs	(67)	(45)	49%

Operating Income before Depreciation and Amortization	1,104	1,057	4%
Depreciation	(126)	(112)	13%
Amortization	(71)	(64)	11%

Operating Income	$907	$881	3%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

Subscription revenues declined slightly primarily as a result of lower Subscription revenues for several domestic titles, the closure of Teen People magazine in September 2006, the sale of four non-strategic magazine

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

titles in July 2007 and a decline in domestic newsstand sales, partially offset by the favorable effects of foreign currency exchange rates at IPC.

Advertising revenues increased slightly due primarily to growth in online revenues, reflecting contributions from People.com and CNNMoney.com, and the favorable effects of foreign currency exchange rates at IPC, partially offset by a decrease in domestic print Advertising revenues, including the impact of the closures of LIFE and Teen People magazines.

Other revenues decreased due primarily to decreases at Southern Living at Home.

Costs of revenues decreased 3% and, as a percentage of revenues, were 38% in 2007 and 39% in 2006. Costs of revenues for the magazine publishing business include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased 5% to $1.631 billion in 2007, primarily due to editorial-related and manufacturing cost savings, including cost savings related to the closures of LIFE and Teen People magazines, as well as the sale of four non-strategic magazine titles, partially offset by increases due to the unfavorable effects of foreign currency exchange rates at IPC. These decreases at the magazine publishing business were offset by increased costs associated with investments in digital properties, including incremental editorial costs.

Selling, general and administrative expenses remained essentially flat due to recent cost savings initiatives, including those at the direct-marketing business Synapse, and the closures of Teen People and LIFE magazines, as well as the sale of four non-strategic magazine titles, partially offset by costs associated with the investment in digital properties and the unfavorable effects of foreign currency exchange rates at IPC.

As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2007 results included a $6 million gain on the sale of four non-strategic magazine titles. In addition, the 2007 results included $67 million of restructuring and shutdown costs, primarily severance associated with continuing efforts to streamline operations and costs related to the shutdown of LIFE magazine in the first quarter of 2007, and the 2006 results included $45 million of restructuring costs, primarily associated with continuing efforts to streamline operations. In the first quarter of 2008, Time Inc. expects to further reduce headcount, which will result in additional restructuring charges expected to range from $10 million to $20 million.

Operating Income before Depreciation and Amortization increased due primarily to a decrease in costs of revenues, partially offset by an increase in restructuring charges of $22 million. Operating Income increased due primarily to the increases in Operating Income before Depreciation and Amortization described above, partially offset by an increase in depreciation expense due primarily to the completion during 2007 of construction on IPC’s new U.K. headquarters.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Corporate.  Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the years ended December 31, 2007 and 2006 are as follows (millions):

	Years Ended December 31,
	2007	2006	% Change

Amounts related to securities litigation and government investigations	$(171)	$(705)	(76%)
Selling, general and administrative(a)	(369)	(406)	(9%)
Gain on sale of assets	—	20	NM
Restructuring costs	(10)	(5)	100%

Operating Income before Depreciation and Amortization	(550)	(1,096)	(50%)
Depreciation	(44)	(48)	(8%)

Operating Loss	$(594)	$(1,144)	(48%)

(a)	Selling, general and administrative expenses exclude depreciation.

As previously noted, the Company recognized legal reserves as well as legal and other professional fees related to the defense of various shareholder lawsuits, totaling $180 million in 2007 and $762 million in 2006. In addition, the Company recognized related insurance recoveries of $9 million in 2007 and $57 million in 2006. Although legal fees are expected to continue to be incurred in future periods, primarily related to ongoing proceedings with respect to certain former employees of the Company, they are not anticipated to be material.

The 2007 and 2006 results included $10 million and $5 million, respectively, of restructuring costs. In February 2008, the Company announced certain cost savings initiatives at the Corporate segment, which are expected to result in annual savings of more than $50 million. The restructuring actions associated with these initiatives are expected to be substantially completed in the first half of 2008 and result in restructuring charges of $5 million to $10 million. As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2006 results included a gain of $20 million on the sale of two aircraft.

Excluding the items noted above, Operating Loss before Depreciation and Amortization and Operating Loss decreased due primarily to lower financial advisory costs.

2006 vs. 2005

Consolidated Results

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations.

Revenues.  The components of revenues are as follows (millions):

	Years Ended December 31,
	2006	2005	% Change
	(recast)	(recast)

Subscription	$23,651	$21,529	10%
Advertising	8,283	7,302	13%
Content	10,670	11,977	(11%)
Other	1,086	1,027	6%

Total revenues	$43,690	$41,835	4%

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

The increase in Subscription revenues for the year ended December 31, 2006 was primarily related to increases at the Cable and Networks segments, offset partially by a decline at the AOL segment. The increase at the Cable segment was driven by the Acquired Systems, the continued penetration of advanced services (primarily high-speed data services, digital video services and voice), video price increases and growth in basic video subscriber levels in the Legacy Systems. The increase at the Networks segment was due primarily to higher subscription rates, an increase in the number of subscribers at Turner and HBO and the impact of the Court TV acquisition. Revenues at the AOL segment declined primarily as a result of lower domestic AOL brand subscribers and declines at AOL Europe.

The increase in Advertising revenues for the year ended December 31, 2006 was due to growth across the segments, primarily at the AOL, Cable and Networks segments. The increase at the AOL segment was due to increased revenues on the Third Party Network generated by Advertising.com and display and paid-search advertising on the AOL Network. The increase at the Cable segment was due to the Acquired Systems, primarily related to growth in local and national advertising. The increase at the Networks segment was primarily driven by the impact of the Court TV acquisition and higher CPMs (advertising cost per one thousand viewers) and sellouts across Turner’s other networks, partly offset by a decline at The WB Network as a result of lower ratings and the shutdown of the network on September 17, 2006.

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

Costs of Revenues.  For 2006 and 2005, costs of revenues totaled $24.876 billion and $24.092 billion, respectively, and as a percentage of revenues were 57% and 58%, respectively. The improvement in costs of revenues (inclusive of depreciation expense) as a percentage of revenues related primarily to improved margins at the Filmed Entertainment segment. The segment variations are discussed in detail in “Business Segment Results.”

Selling, General and Administrative Expenses.  For 2006 and 2005, selling, general and administrative expenses increased 1% to $10.397 billion in 2006 from $10.273 billion in 2005. The segment variations are discussed in detail in “Business Segment Results.”

Included in costs of revenues and selling, general and administrative expenses is depreciation expense, which increased to $2.963 billion in 2006 from $2.532 billion in 2005. The increase in depreciation expense primarily related to an increase at the Cable segment primarily due to the Acquired Systems and demand-driven increases in recent years of purchases of customer premise equipment, which generally have a significantly shorter useful life compared to the mix of assets previously purchased.

Amortization Expense.  Amortization expense increased to $587 million in 2006 from $574 million in 2005. The increase in amortization expense primarily related to the Cable segment driven by the amortization of intangible assets related to customer relationships associated with the Acquired Systems, partially offset by a decrease at the Publishing segment as a result of certain short-lived intangibles, such as customer lists, becoming fully amortized in the latter part of 2005.

Amounts Related to Securities Litigation and Government Investigations.  As previously discussed in “Recent Developments,” the Company recognized legal and other professional fees, including legal reserves, related to the Securities and Exchange Commission (the “SEC”) and U.S. Department of Justice (“DOJ”) investigations into certain of the Company’s historical accounting and disclosure practices and the defense of various shareholder lawsuits totaling $762 million for the year ended December 31, 2006 and $3.071 billion for the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

year ended December 31, 2005. In addition, the Company recognized insurance recoveries of $57 million for the year ended December 31, 2006 and $206 million for the year ended December 31, 2005, respectively.

Merger-related, Restructuring and Shutdown Costs.  During the year ended December 31, 2006, the Company incurred restructuring costs of $295 million, primarily related to various employee terminations and other exit activities, including $222 million at the AOL segment, $18 million at the Cable segment, $5 million at the Filmed Entertainment segment, $45 million at the Publishing segment and $5 million at the Corporate segment. The total number of employees terminated across the segments in 2006 was approximately 5,600. In addition, during the year ended December 31, 2006, the Cable segment expensed $38 million of non-capitalizable merger-related and restructuring costs associated with the Adelphia Acquisition. The results for the year ended December 31, 2006 also include shutdown costs of $114 million at The WB Network in connection with the agreement between Warner Bros. and CBS to form the new fully-distributed national broadcast network, The CW. Included in the shutdown costs for the year ended December 31, 2006 are charges related to terminating intercompany programming arrangements with other Time Warner divisions, of which $47 million has been eliminated in consolidation, resulting in a net pretax charge of $67 million.

During the year ended December 31, 2005, the Company incurred restructuring costs of $109 million primarily related to various employee terminations, including approximately 1,330 employees across the segments. Specifically, the AOL and Cable segments incurred restructuring costs primarily related to various employee terminations of $17 million and $35 million, respectively, which were partially offset by a $7 million and a $1 million reduction in restructuring costs, respectively, reflecting changes in estimates of previously established restructuring accruals. Additional restructuring costs, primarily related to various employee terminations, of $33 million at the Filmed Entertainment segment, $4 million at the Networks segment and $28 million at the Publishing segment were also incurred during 2005. In addition, during the year ended December 31, 2005, the Cable segment expensed $8 million of non-capitalizable merger-related costs associated with the Adelphia Acquisition (Note 12).

Operating Income.  Time Warner’s Operating Income increased to $7.303 billion in 2006 from $3.913 billion in 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $127 million and $2.866 billion of net expense for 2006 and 2005, respectively, Operating Income increased $651 million. This amount reflects the changes in Operating Income before Depreciation and Amortization, offset partially by the increase in depreciation expense as discussed above.

Interest Expense, Net.  Interest expense, net, increased to $1.674 billion in 2006 from $1.264 billion in 2005 reflecting higher average outstanding balances of borrowings as a result of the Company’s stock repurchase program and the Adelphia/Comcast Transactions, increased interest rates on variable rate borrowings and lower interest income on cash investments.

Other Income, Net.  Other income, net, detail is shown in the table below (millions):

	Years Ended December 31,
	2006	2005
	(recast)	(recast)

Investment gains, net	$1,048	$1,064
Income from equity investees, net	109	61
Other	(30)	(1)

Other income, net	$1,127	$1,124

The changes in investment gains, net are discussed under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of these items, Other income, net, increased primarily due to an increase in income from equity-method investees, primarily due to an increase in the profitability of TKCCP, as well as changes

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

in the economic benefit of TWC’s partnership interest in TKCCP due to the then pending dissolution of the partnership. Beginning in the third quarter of 2006, the income from TKCCP reflects 100% of the operations of the Kansas City Pool and does not reflect any of the economic benefits of the Houston Pool. In addition, it reflects the benefit from the allocation of all the TKCCP debt to the Houston Pool, which reduced interest expense for the Kansas City Pool. This increase in equity income was partially offset by the absence of Court TV equity income as a result of the consolidation of Court TV (an equity-method investee of the Company through December 31, 2005) retroactive to the beginning of 2006 as a result of the Company acquiring the remaining 50% interest it did not already own in the second quarter of 2006.

Minority Interest Expense, Net.  Time Warner had $375 million of minority interest expense, net in 2006 compared to $244 million in 2005. The increase related primarily to the 5% minority interest in AOL issued to Google in the second quarter of 2006, which includes Google’s 5% share in the $769 million of gains recognized by AOL on the sales of its French and U.K. access businesses, and to larger profits recorded by the Cable segment, in which Comcast had an effective 21% minority interest until the closing of the Adelphia/Comcast Transactions on July 31, 2006 and in which Adelphia received an approximate 16% minority interest upon such closing.

Income Tax Provision.  Income tax expense from continuing operations was $1.308 billion for the year ended December 31, 2006, compared to $1.021 billion for the year ended December 31, 2005. The Company’s effective tax rate for continuing operations was 20% for the year ended December 31, 2006 compared to 29% for the year ended December 31, 2005. In 2006, certain items affected the Company’s income tax provision, including the recognition of tax attribute carryforwards of approximately $1.1 billion (including approximately $660 million for the three months ended December 31, 2006, related primarily to the sale of AOL’s access businesses in the U.K. and France) and the reversal in the fourth quarter of 2006 of approximately $230 million of tax reserves associated with litigation settlements. Included in income taxes for the year ended December 31, 2005, were the favorable impact of state tax law changes in Ohio and New York, an ownership restructuring in Texas and certain other methodology changes totaling approximately $350 million (approximately $100 million for the three months ended December 31, 2005), partially offset by the establishment of approximately $230 million in tax reserves related to the non-deductibility of certain litigation settlements. Excluding these items, the effective tax rate increased for the year ended December 31, 2006, primarily due to higher taxes attributable to foreign operations.

Income from Continuing Operations.  Income from continuing operations was $5.073 billion in 2006 compared to $2.508 billion in 2005. Basic and diluted income per common share from continuing operations was $1.21 and $1.20 in 2006, respectively, compared to $0.54 and $0.53, respectively, in 2005. Excluding the items previously discussed under “Significant Transactions and Other Items Affecting Comparability” totaling $1.694 billion of income and $907 million of net expense in 2006 and 2005, respectively, income from continuing operations decreased by $36 million primarily due to higher Operating Income, partially offset by higher interest expense, net and higher minority interest expense, net, as discussed above.

Discontinued Operations, Net of Tax.  The financial results for the years ended December 31, 2006 and 2005 included the impact of treating the Transferred Systems and certain businesses sold, which included Tegic, Wildseed, the Parenting Group, certain Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts, the Braves, TWBG and Turner South as discontinued operations. For additional information, see Note 4 to the accompanying consolidated financial statements.

Cumulative Effect of Accounting Change, Net of Tax.  The Company recorded a benefit of $25 million, net of tax, as the cumulative effect of a change in accounting principle upon the adoption of FAS 123R in 2006, to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are not ultimately expected to vest.

Net Income and Net Income Per Common Share.  Net income was $6.552 billion in 2006 compared to $2.671 billion in 2005. Basic and diluted net income per common share was $1.57 and $1.55, respectively, in 2006 compared to $0.57 for both in 2005.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Business Segment Results

AOL.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the years ended December 31, 2006 and 2005 are as follows (millions):

	Years Ended December 31,
	2006	2005	% Change
	(recast)	(recast)

Revenues:
Subscription	$5,784	$6,755	(14%)
Advertising	1,886	1,338	41%
Other	116	109	6%

Total revenues	7,786	8,202	(5%)
Costs of revenues(a)	(3,653)	(3,801)	(4%)
Selling, general and administrative(a)	(2,141)	(2,586)	(17%)
Gain on disposal of consolidated businesses	771	10	NM
Asset impairments	(13)	(24)	(46%)
Restructuring costs	(222)	(10)	NM

Operating Income before Depreciation and Amortization	2,528	1,791	41%
Depreciation	(501)	(548)	(9%)
Amortization	(133)	(167)	(20%)

Operating Income	$1,894	$1,076	76%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

In October and December 2006, respectively, AOL Europe completed the sales of its French and U.K. access businesses and entered into separate agreements to provide ongoing web services, including content, e-mail and other online tools and services, to the respective purchasers of these businesses.

The reduction in Subscription revenues reflects a decline in domestic Subscription revenues (from $4.993 billion in 2005 to $4.084 billion in 2006) and a decline in Subscription revenues at AOL Europe (from $1.675 billion in 2005 to $1.632 billion in 2006). AOL’s domestic Subscription revenues declined due primarily to a decrease in the number of domestic AOL brand subscribers. The decline in AOL Europe’s Subscription revenues was driven by a decrease in dial-up Subscription revenues, the sale of AOL’s French access business in October 2006 and the unfavorable impact of foreign currency exchange rates ($19 million), partially offset by an increase in broadband and telephony revenues.

On August 2, 2006, AOL announced that it was implementing the next phase of its business strategy, designed to accelerate AOL’s transition to a global web services company. A significant component of this strategy is to permit access to most of AOL’s services, including use of the AOL client software and an AOL e-mail account, without charge. Therefore, as long as an individual has a means to connect to the Internet, that person can access and use most of the AOL services for free. AOL continues to serve customers with dial-up Internet access in the U.S. by providing dial-up connectivity to the Internet and customer service for subscribers. AOL also continues to develop and offer price plans with varying service levels. However, AOL has substantially reduced its marketing and customer service efforts previously aimed at attracting and retaining subscribers to the dial-up AOL service.

The number of AOL brand Internet access domestic subscribers was 13.2 million, 15.2 million and 19.5 million as of December 31, 2006, September 30, 2006, and December 31, 2005, respectively, and the number of AOL brand European Internet access subscribers was 2.3 million, 5.5 million and 6.0 million as of December 31, 2006, September 30, 2006, and December 31, 2005, respectively. The AOL brand domestic ARPU was $19.18 and $18.97 for the years ended December 31, 2006 and 2005, respectively, and the AOL brand European ARPU was $24.49 and $22.01 for the years ended December 31, 2006 and 2005, respectively. AOL includes in its subscriber numbers

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service. Domestic subscribers to the AOL brand Internet access service include subscribers participating in introductory free-trial periods and subscribers that are paying no or reduced monthly fees through member service and retention programs. Total AOL brand Internet access domestic subscribers include free-trial and retention members of 6% as of both December 31, 2006 and September 30, 2006, and 11% as of December 31, 2005. Individuals who have registered for the free AOL service, including subscribers who have migrated from paid subscription plans, are not included in the AOL brand Internet access domestic subscriber numbers discussed above. As of December 31, 2006, AOL Europe Internet access subscriber numbers exclude subscribers in France and the U.K., as the sales of the access operations in both of these countries were completed in the fourth quarter of 2006. Upon the closing of the sale of AOL’s German access business on February 28, 2007, the remaining AOL Europe subscribers were excluded from AOL’s subscriber numbers.

The increase in AOL brand domestic ARPU for the year ended December 31, 2006 compared to the year ended December 31, 2005 was due primarily to price increases implemented by AOL late in the first quarter and continuing into the second quarter of 2006, including the increase in the price of the $23.90 plan to $25.90, and an increase in the percentage of revenue generating customers, partially offset by a shift in the subscriber mix to lower-priced subscriber price plans. The ARPU for AOL brand European subscribers increased for the year ended December 31, 2006 compared to the year ended December 31, 2005 due primarily to a shift in subscriber mix from narrowband to broadband and an increase in telephony revenues. The ARPU in 2006 was negatively impacted by the effect of changes in foreign currency exchange rates and broadband price reductions in France, Germany and the U.K. due to increased competition.

Advertising revenues improved for the year ended December 31, 2006, due to increased revenues on the Third Party Network generated by Advertising.com and display and paid-search advertising on the AOL Network. Revenues generated by Advertising.com and paid-search revenues on the AOL Network increased $196 million to $455 million and $139 million to $591 million, respectively, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Of the increase in Advertising.com revenues for the year ended December 31, 2006, $122 million resulted from an expansion in the relationship with a major customer in the second quarter of 2006.

Other revenues primarily include revenues generated by the sale of modems to customers in Europe in order to support high-speed access to the Internet and revenues generated from mobile messaging via wireless devices utilizing AOL’s services. Other revenues increased for the year ended December 31, 2006 primarily due to higher revenues at AOL Europe from increased modem sales and higher revenues from royalties associated with mobile messaging.

Costs of revenues decreased 4% and, as a percentage of revenues, was 47% in 2006 compared to 46% in 2005. The decrease in cost of revenues related primarily to lower network-related expenses and product development costs, partially offset by increases in traffic acquisition costs associated with advertising run on the Third Party Network. Network-related expenses decreased 10% to $1.163 billion in 2006 from $1.292 billion in 2005. The decline in network-related expenses was principally attributable to lower usage of AOL’s dial-up network associated with the declining dial-up subscriber base, improved pricing and network utilization and decreased levels of long-term fixed commitments. The decline in network costs was partially offset by $26 million of service credits at AOL Europe in 2005.

The decrease in selling, general and administrative expenses reflects a decrease in direct marketing costs of $504 million, primarily due to reduced subscriber acquisition marketing as part of AOL’s revised strategy, lower employee incentive compensation, including lower current year accruals due to headcount reductions and the reversal of previously established accruals that are no longer required, and other cost savings initiatives. The year ended December 31, 2005 included $23 million of benefits related to the favorable resolution of European value-added tax matters.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the 2006 results included a $13 million noncash asset impairment charge related to asset writedowns and the closure of several facilities primarily as a result of AOL’s revised strategy, a $769 million gain on the sales of AOL’s French and U.K. access businesses and a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS. The 2005 results included a $5 million gain on the sale of a building, a $5 million gain from the resolution of previously contingent gains related to the 2004 sale of NSS and a $24 million noncash goodwill impairment charge related to AOLA. In addition, the 2006 results included $222 million in restructuring charges, primarily related to employee terminations, contract terminations, asset write-offs and facility closures. The 2005 results included $17 million in restructuring charges, primarily related to a reduction in headcount associated with AOL’s efforts to realign resources more efficiently, partially offset by a $7 million reduction in restructuring charges, reflecting changes in previously established restructuring accruals.

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

	Years Ended December 31,
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Revenues, including the components of Subscription revenues, for the Legacy Systems, the Acquired Systems and the total systems are as follows for the years ended December 31, 2006 and 2005 (millions):

	Years Ended December 31,
	2006			2005
	Legacy	Acquired	Total	Total	Total Systems
	Systems	Systems(a)	Systems	Systems	% Change

Subscription revenues:
Video	$6,467	$1,165	$7,632	$6,044	26%
High-speed data	2,435	321	2,756	1,997	38%
Voice(b)	687	28	715	272	163%

Total Subscription revenues	9,589	1,514	11,103	8,313	34%
Advertising revenues	527	137	664	499	33%

Total revenues	$10,116	$1,651	$11,767	$8,812	34%

(a)	Amounts reflect revenues for the Acquired Systems for the five months following the closing of the Adelphia/Comcast Transactions.
(b)	Voice revenues include revenues primarily associated with Digital Phone, TWC’s voice service, as well as revenues associated with subscribers acquired from Comcast who received traditional, circuit-switched telephone service, which were $27 million in 2006.

Selected subscriber-related statistics are as follows (thousands):

	Consolidated Subscribers			Managed Subscribers(a)
	as of December 31,			as of December 31,
	2006	2005	% Change	2006	2005	% Change

Basic video(b)	12,614	8,603	47%	13,402	9,384	43%
Digital video(c)	6,938	4,294	62%	7,270	4,595	58%
Residential high-speed data(d)	6,270	3,839	63%	6,644	4,141	60%
Commercial high-speed data(d)	230	169	36%	245	183	34%
Digital Phone(e)	1,719	913	88%	1,860	998	86%
Revenue generating units(f)	27,877	17,818	56%	29,527	19,301	53%
Customer relationships(g)	13,710	9,248	48%	14,565	10,088	44%

(a)	Managed subscribers include TWC’s consolidated subscribers and subscribers in the Kansas City Pool of TKCCP, which TWC received on January 1, 2007 in the TKCCP asset distribution.
(b)	Basic video subscriber numbers reflect billable subscribers who receive at least basic video service.
(c)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service via digital transmissions.
(d)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(e)	Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service. Digital Phone subscribers exclude subscribers acquired from Comcast in the Exchange who receive traditional, circuit-switched telephone service (which totaled 106,000 subscribers as of December 31, 2006).
(f)	Revenue generating units represent the total of all basic video, digital video, high-speed data, Digital Phone and circuit-switched telephone service subscribers.
(g)	Customer relationships represent the number of subscribers that receive at least one level of service, encompassing video, high-speed data and voice (including circuit-switched telephone) services, without regard to the number of services purchased. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.

Subscription revenues increased, driven by the Acquired Systems, the continued penetration of advanced services (primarily high-speed data services, digital video services and voice), video price increases and growth in basic video subscriber levels in the Legacy Systems. Digital video revenues represented 22% and 20% of video revenues in 2006 and 2005, respectively.

Advertising revenues increased as a result of the Acquired Systems, primarily due to growth in local and national advertising.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Costs of revenues increased 37%, and, as a percentage of revenues, were 46% in 2006 compared to 44% in 2005. The increase in costs of revenues was primarily related to the Acquired Systems, as well as increases in video programming, employee and voice costs. The increase in costs of revenues as a percentage of revenues reflected the items noted above and lower margins for the Acquired Systems.

Video programming costs for the Legacy Systems, the Acquired Systems and the total systems are as follows for the years ended December 31, 2006 and 2005 (millions):

	Years Ended December 31,
	2006	2005	% Change

Video programming costs:
Legacy Systems	$2,114	$1,889	12%
Acquired Systems(a)	409	—	NM

Total systems	$2,523	$1,889	34%

(a)	2006 amounts reflect video programming costs for the Acquired Systems for the five months following the closing of the Adelphia/Comcast Transactions.

The increase in video programming costs was primarily due to the Acquired Systems, higher sports network programming costs, the increase in video subscribers and non-sports-related contractual rate increases. Employee costs increased primarily due to the Acquired Systems, salary increases and higher headcount resulting from the roll-out of advanced services, partially offset by a benefit of $32 million (with an additional benefit of $8 million included in selling, general and administrative expenses) related to both changes in estimates and a correction of prior period medical benefit accruals. Voice costs increased $187 million to $309 million primarily due to growth in Digital Phone subscribers.

The increase in selling, general and administrative expenses was primarily the result of higher employee, marketing and other costs due to the Acquired Systems, increased headcount and higher costs resulting from the continued roll-out of advanced services and salary increases.

During 2006 and 2005 the Cable segment expensed non-capitalizable merger-related and restructuring costs associated with the Adelphia/Comcast Transactions of $38 million and $8 million, respectively. In addition, the results for 2006 included $18 million of other restructuring costs, primarily due to a reduction in headcount resulting from continuing efforts to reorganize TWC’s operations in a more efficient manner. The results for 2005 included $35 million of restructuring costs, primarily associated with the early retirement of certain senior executives and the closing of several local news channels, partially offset by a $1 million reduction in restructuring charges, reflecting changes to previously established restructuring accruals. These restructuring activities were part of TWC’s broader plans to simplify its organizational structure and enhance its customer focus.

Operating Income before Depreciation and Amortization increased principally as a result of the Acquired Systems and revenue growth (particularly growth in high margin high-speed data revenues), partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above.

Operating Income increased primarily due to the increase in Operating Income before Depreciation and Amortization described above, partially offset by an increase in depreciation expense and amortization expense. Depreciation expense increased primarily due to the Acquired Systems and demand-driven increases in recent years of purchases of customer premise equipment, which generally has a significantly shorter useful life compared to the mix of assets previously purchased. Amortization expense increased as a result of the amortization of intangible assets related to customer relationships associated with the Acquired Systems.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Filmed Entertainment.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the years ended December 31, 2006 and 2005 are as follows (millions):

	Years Ended December 31,
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

Content revenues include theatrical product (which is content made available for initial airing in theaters), television product (which is content made available for initial airing on television), and consumer products and other. The components of Content revenues for the years ended December 31, 2006 and 2005 are as follows (millions):

	Years Ended December 31,
	2006	2005	% Change

Theatrical product:
Theatrical film	$1,322	$1,839	(28%)
Television licensing	1,743	1,802	(3%)
Home video	3,040	3,727	(18%)

Total theatrical product	6,105	7,368	(17%)
Television product:
Television licensing	2,747	2,658	3%
Home video	971	1,188	(18%)

Total television product	3,718	3,846	(3%)
Consumer products and other	491	490	—

Total Content revenues	$10,314	$11,704	(12%)

The decline in theatrical film revenues was due primarily to difficult comparisons to 2005, which included a greater number of box office hits, including Harry Potter and the Goblet of Fire, Charlie and the Chocolate Factory, Batman Begins and Wedding Crashers, compared to the 2006 releases of Superman Returns, Happy Feet and The Departed. The decrease in theatrical product revenues from television licensing primarily related to the timing and quantity of availabilities in 2005, including the first three Harry Potter films and other significant titles. Home video sales of theatrical product declined primarily due to difficult comparisons to 2005, which included a greater number of significant home video releases, including The Polar Express, Batman Begins and Charlie and the Chocolate

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Factory, as well as the release of Harry Potter and the Prisoner of Azkaban in most international territories. Home video releases in 2006 included Harry Potter and the Goblet of Fire, Superman Returns and Wedding Crashers.

License fees from television product increased primarily due to higher revenue from international television syndication availabilities. The decline in home video sales of television product reflects difficult comparisons to the prior year, which included a greater number of significant titles released in this format, including Friends and Seinfeld.

The decrease in costs of revenues resulted primarily from lower film costs ($4.673 billion in 2006 compared to $5.359 billion in 2005) and lower advertising and print costs resulting from the quantity and mix of films released. Included in film costs are pre-release theatrical valuation adjustments, which increased to $257 million in 2006 from $192 million in 2005. Costs of revenues as a percentage of revenues were 75% and 76% in 2006 and 2005, respectively, reflecting the quantity and mix of product released.

Selling, general and administrative expenses decreased primarily due to lower distribution fees and the impact of cost saving initiatives.

The 2006 results included $5 million of restructuring charges as a result of changes in estimates of previously established restructuring accruals and the 2005 results included $33 million of restructuring charges, primarily related to a reduction in headcount associated with efforts to reorganize resources more efficiently. As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” the 2005 results included a $5 million gain related to the sale of property in California.

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

Networks.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the years ended December 31, 2006 and 2005 are as follows (millions):

	Years Ended December 31,
	2006	2005	% Change
	(recast)	(recast)

Revenues:
Subscription	$5,868	$5,370	9%
Advertising	3,163	3,054	4%
Content	1,024	963	6%
Other	58	32	81%

Total revenues	10,113	9,419	7%
Costs of revenues(a)	(4,860)	(4,572)	6%
Selling, general and administrative(a)	(1,926)	(1,902)	1%
Asset impairments	(200)	—	NM
Shutdown and restructuring costs	(114)	(4)	NM

Operating Income before Depreciation and Amortization	3,013	2,941	2%
Depreciation	(280)	(233)	20%
Amortization	(10)	(17)	(41%)

Operating Income	$2,723	$2,691	1%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

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

Costs of revenues increased 6%, and, as a percentage of revenues, were 48% and 49% in 2006 and 2005, respectively. The increase in costs of revenues was primarily attributable to an increase in programming costs. Programming costs increased 5% to $3.462 billion in 2006 from $3.311 billion in 2005. The increase in programming expenses was primarily due to the impact of the Court TV acquisition, including a write-off of $19 million associated with the termination of certain programming arrangements, higher original and acquired programming costs at Turner and HBO and an increase in sports programming costs, particularly related to NBA programming at Turner, partially offset by a decline in programming costs at The WB Network as a result of the shutdown of the network on September 17, 2006.

Selling, general and administrative expenses increased slightly primarily due to the impact of the Court TV acquisition, partially offset by decreases at The WB Network as a result of the shutdown of the network on September 17, 2006.

As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” the 2006 results included a noncash impairment charge of $200 million to reduce the carrying value of The WB Network’s goodwill. In addition, the 2006 results included The WB Network shutdown costs of $114 million, including $87 million related to the termination of certain programming arrangements (primarily licensed movie rights), $6 million related to employee terminations and $21 million related to contractual settlements. Included in the costs to terminate programming arrangements is $47 million of costs related to terminating intercompany programming arrangements with other Time Warner divisions (e.g., New Line) that have been eliminated in consolidation, resulting in a net charge related to programming arrangements of $40 million. The 2005 results included $4 million of restructuring costs at The WB Network, primarily related to a reduction in headcount associated with efforts to reorganize its resources more efficiently.

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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Publishing.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the years ended December 31, 2006 and 2005 are as follows (millions):

	Years Ended December 31,
	2006	2005	% Change
	(recast)	(recast)

Revenues:
Subscription	$1,564	$1,581	(1%)
Advertising	2,663	2,581	3%
Content	50	56	(11%)
Other	675	723	(7%)

Total revenues	4,952	4,941	—
Costs of revenues(a)	(1,939)	(1,948)	—
Selling, general and administrative(a)	(1,911)	(1,892)	1%
Gain on sale of assets	—	8	NM
Restructuring costs	(45)	(28)	61%

Operating Income before Depreciation and Amortization	1,057	1,081	(2%)
Depreciation	(112)	(121)	(7%)
Amortization	(64)	(93)	(31%)

Operating Income	$881	$867	2%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

Subscription revenues declined slightly primarily as a result of the unfavorable effects of foreign currency exchange rates at IPC and the closure of Teen People magazine in September 2006.

Advertising revenues increased due primarily to growth in online Advertising revenues, partially offset by a decrease in print Advertising revenues. Online Advertising revenues increased, reflecting contributions from CNNMoney.com, SI.com and People.com. Print Advertising revenues decreased, reflecting declines at several magazines, partially offset by contributions from the August 2005 acquisition of Grupo Editorial Expansión (“GEE”), higher Advertising revenues at certain magazines, including People and Real Simple magazines, and improved contributions from recent magazine launches.

Other revenues decreased due primarily to declines at Synapse, a subscription marketing business, Southern Living At Home and licensing revenues from AOL.

Costs of revenues remained essentially flat and, as a percentage of revenues, were 39% for both 2006 and 2005. Costs of revenues for the magazine publishing business include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased 1% to $1.708 billion in 2006 primarily due to editorial-related and print cost savings. The decrease in costs of revenues was partially offset by increased costs associated with investments in digital properties.

Selling, general and administrative expenses increased slightly primarily due to an increase in advertising and marketing costs, principally related to the inclusion of GEE and costs associated with the investment in digital properties, partially offset by cost savings initiatives, the favorable effects of foreign currency exchange rates at IPC and the closure of Teen People magazine.

The 2006 results included $45 million of restructuring and shutdown costs, primarily associated with continuing efforts to streamline operations and the 2005 results included $28 million of restructuring costs, primarily related to a reduction in headcount associated with efforts to reorganize resources more efficiently. As previously discussed in “Significant Transactions and Other Items Affecting Comparability,” the 2005 results

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

included an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability.

Operating Income before Depreciation and Amortization decreased primarily due to an increase in restructuring charges of $17 million and the absence of the $8 million gain recorded in 2005. Additionally, Operating Income before Depreciation and Amortization reflects $31 million of lower start-up losses on magazine launches for 2006.

Operating Income increased primarily due to a decline in amortization expense as a result of certain short-lived intangibles, such as customer lists, becoming fully amortized in the latter part of 2005, partially offset by amortization from certain indefinite-lived trade names being assigned a finite life beginning in the first quarter of 2006 and the decline in Operating Income before Depreciation and Amortization discussed above.

Corporate.  Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the years ended December 31, 2006 and 2005 are as follows (millions):

	Years Ended December 31,
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

As previously discussed under “Significant Transactions and Other Items Affecting Comparability,” the 2006 results included a gain of $20 million on the sale of two aircraft. In addition, the results for 2006 also included $5 million of restructuring costs.

Excluding the items discussed above, Operating Loss before Depreciation and Amortization and Operating Loss decreased due primarily to decreased compensation costs, including equity-based compensation expense, and a tax credit, which was not income tax related.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to Time Warner should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments and the remainder of its new $5 billion common stock repurchase program. Time Warner’s sources of cash include cash provided by operations, cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper programs of $1.047 billion at Time Warner and $3.649 billion at TWC, in each case as of

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

December 31, 2007, and access to the capital markets. In December 2007, Time Warner obtained commitments for a $2.0 billion three-year unsecured term loan, which closed on January 8, 2008.

Current Financial Condition

At December 31, 2007, Time Warner had $37.130 billion of debt, $1.516 billion of cash and equivalents (net debt of $35.614 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable preferred membership units at a subsidiary and $58.536 billion of shareholders’ equity, compared to $34.997 billion of debt, $1.549 billion of cash and equivalents (net debt of $33.448 billion), $300 million of mandatorily redeemable preferred membership units at a subsidiary and $60.389 billion of shareholders’ equity at December 31, 2006.

The following table shows the significant items contributing to the increase in net debt from December 31, 2006 to December 31, 2007 (millions):

Balance at December 31, 2006	$33,448
Cash provided by operations	(8,475)
Proceeds from exercise of stock options	(521)
Capital expenditures and product development costs from continuing operations	4,430
Dividends paid to common stockholders	871
Repurchases of common stock	6,231
Investments and acquisitions, net(a)	1,666
Proceeds from the sale of investments(a)	(2,077)
All other, net	41

Balance at December 31, 2007(b)	$35,614

(a)	Refer to the “Investing Activities” section for further detail.
(b)	Included in the net debt balance is approximately $187 million that represents the net unamortized fair value adjustment recognized as a result of the merger of America Online, Inc. (now known as AOL) and Historic TW Inc.

On November 8, 2006, Time Warner filed a shelf registration statement with the SEC that allows it to offer and sell from time to time debt securities, preferred stock, common stock and/or warrants to purchase debt and equity securities.

As noted under “Recent Developments,” in July 2005, Time Warner’s Board of Directors authorized a common stock repurchase program that, as amended over time, allowed the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. The Company completed this common stock repurchase program during 2007 and repurchased approximately 1.1 billion shares of common stock from the program’s inception through December 31, 2007 (Note 9).

As noted under “Recent Developments,” on July 26, 2007, Time Warner’s Board of Directors authorized a new common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this new stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through February 21, 2008, the Company has repurchased approximately 154 million shares of common stock for approximately $2.8 billion pursuant to trading programs under Rule 10b5-1 of the Exchange Act (Note 9).

As noted under “Recent Developments,” on February 5, 2008, the Company, through its AOL segment, completed the purchase of buy.at, which provides performance-based e-commerce marketing programs to advertisers and publishers, for $125 million in cash.

On December 29, 2006, the Company completed the sale of AOL’s U.K. access business for $712 million, $476 million of which was paid at closing, with the remainder payable over the eighteen months following the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

closing. As of December 31, 2007, the Company expects to receive the remaining $140 million over the six months ending June 30, 2008. The receivable due from the purchaser of the U.K. access business does not bear interest, and was recorded at its discounted present value upon the closing of the sale transaction. In addition, the receivable is denominated in British pounds, and the U.S. dollar amount presented is subject to change based on fluctuations in the exchange rate between the U.S. dollar and the British pound.

Time Warner’s 6.15% notes due May 1, 2007 (aggregate principal amount of $1.0 billion) and Time Warner’s 8.18% notes due August 15, 2007 (aggregate principal amount of $546 million) matured and were retired on May 1, 2007 and August 15, 2007, respectively. In addition, Time Warner’s 7.48% notes due January 15, 2008 (aggregate principal amount of $166 million) matured and were retired on January 15, 2008.

Cash Flows

Cash and equivalents decreased to $1.516 billion as of December 31, 2007, from $1.549 billion as of December 31, 2006. Components of these changes are discussed below in more detail.

Operating Activities

Details of cash provided by operations are as follows (millions):

	Years Ended December 31,
	2007	2006	2005
		(recast)	(recast)

Operating Income	$8,949	$7,303	$3,913
Depreciation and amortization	4,412	3,550	3,106
Amounts related to securities litigation and government investigations:
Net expenses	171	705	2,865
Cash payments, net of recoveries	(912)	(344)	(2,754)
Gain on dispositions of assets	(689)	(791)	(23)
Noncash asset impairments	36	213	24
Net interest payments(a)	(2,249)	(1,694)	(1,304)
Net income taxes paid(b)	(557)	(531)	(404)
Noncash equity-based compensation	286	263	356
Net cash flows from discontinued operations(c)	23	171	358
Merger-related and restructuring payments, net of accruals(d)	(31)	(85)	5
Domestic pension plan contributions	(18)	(121)	(181)
All other, net, including working capital changes	(946)	(41)	(1,084)

Cash provided by operations	$8,475	$8,598	$4,877

(a)	Includes interest income received of $103 million, $135 million and $230 million in 2007, 2006 and 2005, respectively.
(b)	Includes income tax refunds received of $110 million, $34 million and $82 million in 2007, 2006 and 2005, respectively.
(c)	Reflects net income from discontinued operations of $336 million, $1.454 billion and $163 million in 2007, 2006 and 2005, respectively, net of noncash gains and expenses and working capital-related adjustments of $(313) million, $(1.283) billion and $195 million in 2007, 2006 and 2005, respectively.
(d)	Includes payments for merger-related and restructuring costs and payments for certain other merger-related liabilities, net of accruals.

Cash provided by operations decreased to $8.475 billion in 2007 compared to $8.598 billion in 2006. The decrease in cash provided by operations was related primarily to increases in payments made in connection with the settlements in the securities litigation and the government investigations, interest payments and cash used for

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

working capital, partially offset by increases in Operating Income and depreciation and amortization. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The change in working capital between periods was primarily related to lower collections on accounts receivable, lower production spending and lower payments on accounts payable. The Company’s net income tax payments benefited from the utilization of certain tax attribute carryforwards (i.e., U.S. federal tax loss and credit carryforwards). The majority of the Company’s U.S. federal tax attribute carryforwards have been utilized as of December 31, 2007, which will result in a significant increase in the Company’s income tax payments in 2008. Also affecting taxes paid in 2008 will be the benefits from the Economic Stimulus Act of 2008, which provides for a bonus first year depreciation deduction of 50% of qualified property. Additionally, the Company anticipates making discretionary cash contributions of up to $250 million to certain domestic funded defined benefit plans in 2008, subject to market conditions and other considerations.

Cash provided by operations increased to $8.598 billion in 2006 compared to $4.877 billion in 2005. The increase in cash provided by operations was related primarily to a reduction in payments made in connection with the settlements in the securities litigation and the government investigations, an increase in Operating Income and depreciation and amortization and a decrease in cash used for working capital. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The change in working capital between periods primarily reflects higher cash collections on receivables, and the timing of payments of accounts payable and accrued liabilities.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Investing Activities

Details of cash used by investing activities are as follows (millions):

	Years Ended December 31,
	2007	2006	2005
		(recast)	(recast)

Investments in available-for-sale securities	$(94)	$(8)	$—
Investments and acquisitions, net of cash acquired:
Quigo	(346)	—	—
TACODA	(274)	—	—
Imagen Acquisition	(229)	—	—
TT Games	(133)	—	—
Third Screen Media	(105)	—	—
Adelphia Acquisition and the Exchange(a)	(25)	(9,080)	—
Redemption of Comcast’s interests in TWC and TWE	—	(2,004)	—
Court TV	—	(697)	—
Wireless Joint Venture(b)	(33)	(633)	—
Synapse(c)	—	(140)	—
Essence	—	—	(129)
All other	(401)	(382)	(470)
Investment activities of discontinued operations	(26)	4	(81)
Capital expenditures and product development costs from continuing operations	(4,430)	(4,076)	(3,090)
Capital expenditures and product development costs from discontinued operations	—	(65)	(156)
Proceeds from the sale of other available-for-sale securities	36	44	51
Proceeds from the sale of AOL’s European access businesses	968	836	—
Proceeds from the sale of Tegic	265	—	—
Proceeds from the sale of the Parenting Group and most of the Time4 Media magazine titles	220	—	—
Proceeds from the sale of the Company’s 50% interest in Bookspan	145	—	—
Proceeds from the issuance of a 5% equity interest by AOL	—	1,000	—
Proceeds from the sale of the Company’s interest in Time Warner Telecom	—	800	—
Proceeds from the sale of Time Warner Book Group	—	524	—
Proceeds from the sale of Turner South	—	371	—
Proceeds from the sale of the Theme Parks	—	191	—
Proceeds from the sale of the Company’s interest in Google	—	—	940
Proceeds from the sale of the WMG Option	—	—	138
Proceeds from the repayment by Comcast of TKCCP debt owed to TWE-A/N	—	631	—
All other investment and asset sale proceeds	443	212	301

Cash used by investing activities	$(4,019)	$(12,472)	$(2,496)

(a)	Cash used for the Adelphia Acquisition and the Exchange in 2007 primarily represents additional transaction-related costs, including working capital adjustments. Cash used for the Adelphia Acquisition and the Exchange in 2006 includes cash paid at closing of $8.935 billion, a contractual closing adjustment of $67 million and other transaction-related costs of $78 million paid in 2006.
(b)	For the year ended December 31, 2007, includes a contribution of $28 million to a wireless spectrum joint venture with several other cable companies (the “Wireless Joint Venture”) to fund TWC’s share of a payment to Sprint Nextel Corporation (“Sprint”) to purchase Sprint’s interest in the Wireless Joint Venture for an amount equal to Sprint’s capital contributions. Under certain circumstances, the remaining members have the ability to exit the Wireless Joint Venture and receive from the Wireless Joint Venture, subject to certain limitations and adjustments, advanced wireless spectrum licenses covering the areas in which they provide cable services. For the year ended December 31, 2006, represents TWC’s initial investment in the Wireless Joint Venture.
(c)	Represents purchase of remaining interest in Synapse Group Inc.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Cash used by investing activities was $4.019 billion in 2007 compared to $12.472 billion in 2006. The change in cash used by investing activities primarily reflected the decrease in investments and acquisitions, net of cash acquired, principally related to payments associated with the Adelphia Acquisition, the Exchange and the Redemptions, partially offset by a decrease in proceeds from the sales of assets and an increase in capital expenditures and product development costs. The increase in capital expenditures was principally associated with the Acquired Systems, as well as the continued roll-out of TWC’s advanced digital services in the Legacy Systems.

Cash used by investing activities increased to $12.472 billion in 2006 compared to $2.496 billion in 2005. The increase in cash used by investing activities is primarily due to payments associated with the Adelphia Acquisition, the Exchange and the Redemptions, an increase in capital expenditures and product development costs, principally at the Company’s Cable segment, and the purchase of the remaining 50% interest in Court TV that the Company did not already own, partially offset by an increase in proceeds from the sales of assets.

As a result of the Adelphia/Comcast Transactions, the Company has made significant capital expenditures related to the continued integration of the Acquired Systems, including improvements to plant and technical performance and upgrading system capacity to allow TWC to offer its advanced services and features in the Acquired Systems. Through December 31, 2007, TWC incurred approximately $400 million of such expenditures (including approximately $200 million incurred during 2007). These upgrades were substantially completed by the end of 2007.

Financing Activities

Details of cash provided (used) by financing activities are as follows (millions):

	Years Ended December 31,
	2007	2006	2005

Borrowings	$14,690	$18,332	$6
Debt repayments	(12,523)	(3,651)	(1,950)
Debt repayments from discontinued operations	—	—	(45)
Proceeds from exercise of stock options	521	698	307
Excess tax benefit on stock options	76	116	88
Principal payments on capital leases	(57)	(86)	(118)
Issuance of mandatorily redeemable preferred membership units by a subsidiary	—	300	—
Repurchases of common stock	(6,231)	(13,660)	(2,141)
Dividends paid	(871)	(876)	(466)
Other financing activities	(94)	30	19

Cash provided (used) by financing activities	$(4,489)	$1,203	$(4,300)

Cash used by financing activities was $4.489 billion in 2007 compared to cash provided by financing activities of $1.203 billion in 2006. The change in cash (used) provided by financing activities is primarily due to a decline in net borrowings (i.e., borrowings less repayments), offset by a decline in repurchases of common stock made in connection with the Company’s common stock repurchase programs.

Cash provided by financing activities was $1.203 billion in 2006 compared to cash used by financing activities of $4.300 billion in 2005. The change in cash provided (used) by financing activities is primarily due to the increase in borrowings related to the Adelphia/Comcast Transactions, offset by repurchases of common stock made in connection with the Company’s common stock repurchase program and dividends paid to common stockholders in 2006.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Available Committed Financial Capacity

At December 31, 2007, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $43.567 billion. Of this committed capacity, $6.212 billion was available to fund future obligations and $37.130 billion was outstanding as debt. (Refer to Note 7 to the accompanying consolidated financial statements for more details on outstanding debt and available committed financial capacity.) At December 31, 2007, total committed capacity, outstanding letters of credit, unamortized discount on commercial paper, outstanding debt and total unused capacity were as follows (millions):

			Unamortized
			Discount on		Unused
	Committed	Letters of	Commercial	Outstanding	Committed
	Capacity(a)	Credit(b)	Paper	Debt(c)	Capacity(a)(d)

Cash and equivalents	$1,516	$—	$—	$—	$1,516
Bank credit agreement and commercial paper programs(a)	16,045	217	8	11,124	4,696
Floating-rate public debt	2,000	—	—	2,000	—
Fixed-rate public debt(d)	23,705	—	—	23,705	—
Other fixed-rate obligations(e)	301	—	—	301	—

Total	$43,567	$217	$8	$37,130	$6,212

(a)	The bank credit agreements, commercial paper programs and public debt of the Company rank pari passu with senior debt of the respective obligors thereon. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 10 years. Also, the table does not include commitments the Company obtained in December 2007 for a $2.0 billion three-year unsecured term loan which closed on January 8, 2008 and has a maturity date of January 8, 2011 (Note 7). The table does include $3.881 billion of unused committed capacity at TWC.
(b)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(c)	Represents principal amounts adjusted for fair value adjustments, premiums and discounts.
(d)	The Company has classified $766 million in debt of Time Warner due within the next twelve months as long-term on the accompanying consolidated balance sheet to reflect management’s intent and ability to refinance the obligation on a long-term basis through the utilization of the unused committed capacity under the Company’s bank credit agreements, if necessary.
(e)	Includes debt due within one year of $126 million, which primarily relates to capital lease obligations.

Time Warner Term Facility

In December 2007, Time Warner obtained commitments for a $2.0 billion three-year unsecured term loan, which closed on January 8, 2008 (the “TW Term Facility”). The TW Term Facility was fully drawn at the time of the closing and has a maturity date of January 8, 2011. Substantially all of the net proceeds from the TW Term Facility were used to repay existing short-term borrowings.

Other Financing Arrangements

From time to time, the Company enters into various other financing arrangements that provide for the accelerated receipt of cash on certain accounts receivable and film backlog licensing contracts. The Company employs these arrangements because they provide a cost-efficient form of financing, as well as an added level of diversification of funding sources. The Company is able to realize cost efficiencies under these arrangements because the assets securing the financing are held by a legally separate, bankruptcy-remote entity and provide direct security for the funding being provided. For more details, see Note 7 to the accompanying consolidated financial statements.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

The following table summarizes the Company’s other financing arrangements at December 31, 2007 (millions):

	Committed Capacity(a)	Outstanding Utilization	Unused Capacity

Accounts receivable securitization facilities(b)	$805	$805	$—
Backlog securitization facility(c)	300	239	61

Total other financing arrangements	$1,105	$1,044	$61

(a)	Ability to use accounts receivable securitization facilities and backlog securitization facility depends on availability of qualified assets.
(b)	The accounts receivable securitization facilities are accounted for as sales and, accordingly, the accounts receivable sold under these facilities are excluded from receivables on the accompanying consolidated balance sheet.
(c)	The outstanding utilization on the backlog securitization facility is classified as deferred revenue on the accompanying consolidated balance sheet.

Additional Information

See Note 7 to the accompanying consolidated financial statements for further details regarding the Company’s outstanding debt and other financing arrangements, including certain information about maturities, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.

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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

The following table summarizes the Company’s aggregate contractual obligations at December 31, 2007, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (millions):

Contractual Obligations(a)(b)	Total	2008	2009-2010	2011-2012	Thereafter

Outstanding debt obligations and mandatorily redeemable preferred membership units (Note 7)	$37,270	$766	$2,000	$17,233	$17,271
Interest	26,425	2,372	4,566	3,038	16,449
Capital lease obligations (Note 7)	203	46	60	25	72
Operating lease obligations (Note 15)	4,548	632	1,116	884	1,916
Purchase obligations	13,321	3,654	3,675	2,751	3,241

Total contractual obligations and outstanding debt	$81,767	$7,470	$11,417	$23,931	$38,949

(a)	The table does not include the effects of certain put/call or other buy-out arrangements involving certain of the Company’s investees that are optional in nature.
(b)	The table does not include the Company’s reserve for uncertain tax positions and related accrued interest and penalties, which at December 31, 2007 totaled $2.049 billion, as the specific timing of any cash payments relating to these obligations cannot be projected with reasonable certainty.

The following is a description of the Company’s material contractual obligations at December 31, 2007:

•	Outstanding debt obligations and mandatorily redeemable preferred membership units — represents the principal amounts due on outstanding debt obligations and mandatorily redeemable preferred membership units as of December 31, 2007. Amounts do not include any fair value adjustments, bond premiums, discounts, interest payments or dividends.

•	Interest — with the exception of commercial paper issued under the Company’s commercial paper programs, represents amounts based on the outstanding debt or mandatorily redeemable preferred membership units balances, respective interest rates (interest rates on variable-rate debt were held constant through maturity at the December 31, 2007 rates) and maturity schedule of the respective instruments as of December 31, 2007. With regard to commercial paper issued under the commercial paper programs, amounts assume the outstanding commercial paper and interest rates at December 31, 2007 will remain outstanding through the maturity of the respective underlying credit facility. Interest ultimately paid on these obligations may differ based on changes in interest rates for variable-rate debt, as well as any potential future refinancings entered into by the Company. See Note 7 to the accompanying consolidated financial statements for further details.

•	Capital lease obligations — represents the minimum capital lease payments under noncancelable leases, primarily for network equipment at the AOL segment financed under capital leases.

•	Operating lease obligations — represents the minimum lease rental payments under noncancelable operating leases, primarily for the Company’s real estate and operating equipment in various locations around the world.

•	Purchase obligations — as it is used herein, a purchase obligation represents an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company expects to receive consideration (i.e., products or services) for these purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

contractually obligated. Additionally, the Company also purchases products and services as needed, with no firm commitment. For this reason, the amounts presented in the table do not provide a reliable indicator of the Company’s expected future cash outflows. For purposes of identifying and accumulating purchase obligations, the Company has included all material contracts meeting the definition of a purchase obligation (e.g., legally binding obligation to purchase a fixed or minimum amount or quantity). For those contracts involving a fixed or minimum quantity, but with variable pricing terms, the Company has estimated the contractual obligation based on its best estimate of the pricing that will be in effect at the time the obligation is incurred. Additionally, the Company has included only the obligations represented by the contracts as they existed at December 31, 2007, and has not assumed renewal or replacement of the contract at the end of its term. If a contract includes a penalty for non-renewal, the Company has included that penalty, assuming it will be paid in the period after the contract term expires. If Time Warner can unilaterally terminate an agreement either by providing a certain number of days notice or by paying a termination fee, the Company has included the amount of the termination fee or the amount that would be paid over the “notice period.” Amounts payable under contracts that can be unilaterally terminated without incurring a penalty have not been included.

The following table provides further detail regarding the Company’s purchase obligations at December 31, 2007 (millions):

Purchase Obligations	Total	2008	2009-2010	2011-2012	Thereafter

Network programming obligations(a)	$8,648	$1,691	$2,214	$2,013	$2,730
Narrowband and broadband network obligations(b)	169	85	47	10	27
Creative talent and employment agreements(c)	1,393	800	520	67	6
Obligations to purchase paper and to use certain printing facilities for the production of magazines	1,167	233	381	335	218
Advertising, marketing and sponsorship obligations(d)	380	298	64	13	5
Obligations to purchase information technology licenses and services	327	100	122	99	6
Other, primarily general and administrative obligations(e)	1,237	447	327	214	249

Total purchase obligations	$13,321	$3,654	$3,675	$2,751	$3,241

(a)	The Networks segment enters into contracts to license sports programming to carry on its television networks. The amounts in the table represent minimum payment obligations to sports leagues (e.g., NBA, NASCAR, MLB) to air the programming over the contract period. The Networks segment also enters into licensing agreements with certain movie studios to acquire the rights to air movies that the movie studios release theatrically (“Studio Movie Deals”). The pricing structures in these contracts differ in that certain agreements can require a fixed amount per movie while others will be based on a percentage of the movie’s box office receipts (with license fees generally capped at specified amounts), or a combination of both. The amounts included herein represent obligations for movies that have been released theatrically as of December 31, 2007 and are calculated using the actual or estimated box office performance or fixed amounts, as applicable.
(b)	Narrowband and broadband network obligations relate primarily to minimum purchase commitments that AOL has with various narrowband and broadband network providers.
(c)	The Company’s commitments under creative talent and employment agreements include obligations to executives, actors, producers, authors, and other talent under contractual arrangements, including union contracts.
(d)	Advertising, marketing and sponsorship obligations include minimum guaranteed royalty and marketing payments to vendors and content providers, primarily at the AOL, Networks and Filmed Entertainment segments.
(e)	Other includes obligations to purchase general and administrative items and services, obligations related to the Company’s postretirement and unfunded defined benefit pension plans, purchase obligations for cable converter boxes at the Cable segment, and construction commitments primarily for the Networks segment, as well as certain minimum revenue guarantees related to the sales of AOL’s European access businesses.

Most of the Company’s other long-term liabilities reflected on the accompanying consolidated balance sheet have been incorporated in the estimated timing of cash payments provided in the summary of contractual

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

obligations, the most significant of which is an approximate $1.160 billion liability for film licensing obligations. However, certain long-term liabilities have been excluded from the summary because there are no cash outflows associated with them (e.g., deferred revenue) or because the cash outflows associated with them are uncertain or do not represent a purchase obligation as it is used herein (e.g., deferred taxes, minority interests, participations and royalties, deferred compensation and other miscellaneous items). Contractual capital commitments are also included in the preceding table; however, these commitments represent only a small part of the Company’s expected capital spending in 2008 and beyond. Additionally, minimum pension funding requirements have not been presented, as such amounts have not been determined beyond 2007. The Company did not have a required minimum pension contribution obligation for its defined benefit pension plans in 2007.

Other Contractual Obligations

In addition to the contractual obligations previously discussed, certain other contractual commitments of the Company entail variable or undeterminable quantities and/or prices and, thus, do not meet the definition of a purchase obligation. As certain of these commitments are significant to its business, the Company has summarized these arrangements below. Due to the variability in the terms of these arrangements, significant estimates are involved in the determination of these obligations. Actual amounts, once known, could differ significantly from these estimates (millions):

	Total	2008	2009-2010	2011-2012	Thereafter

Other Contractual Commitments	$20,382	$4,668	$7,596	$4,449	$3,669

The Company’s other contractual commitments at December 31, 2007 primarily consist of Cable programming arrangements, Digital Phone connectivity, DVD manufacturing obligations and future film licensing obligations, as follows:

•	Cable programming arrangements represent contracts that the Company’s Cable segment has with cable television networks to provide programming services to its subscribers. Typically, these arrangements provide that the Company purchase cable television programming for a certain number of subscribers as long as the Company is providing cable services to such number of subscribers. There is generally no obligation to purchase these services if the Company is not providing cable services. The obligation included in the above table represents estimates of future cable programming costs based on subscriber numbers at December 31, 2007 and per-subscriber rates contained in the contracts that were in effect as of December 31, 2007, for which the Company does not have the right to cancel the contract or for contracts with a guaranteed minimum commitment.

•	DVD manufacturing obligations relate to a six-year agreement at the Filmed Entertainment segment with a third-party manufacturer to purchase the Company’s DVD requirements. This arrangement does not meet the definition of a purchase obligation since there are neither fixed nor minimum quantities under the arrangement. Amounts were estimated using current annual DVD manufacturing volumes and pricing per manufactured DVD for each of the remaining years of the agreement.

•	Digital Phone connectivity obligations relate to transport, switching and interconnection services that allow for the origination and termination of local and long-distance telephony traffic by the Cable segment. These expenses also include related technical support services. There is generally no obligation to purchase these services if the Company is not providing Digital Phone service. The amounts included above are based on the number of Digital Phone subscribers at December 31, 2007 and the per-subscriber contractual rates contained in the contracts that were in effect as of December 31, 2007.

•	Network programming obligations represent studio movie deal commitments to acquire the right to air movies that will be released in the future (i.e., after December 31, 2007). These arrangements do not meet the definition of a purchase obligation since there are neither fixed nor minimum quantities under the

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

In January 2008, the Company resolved a patent dispute with one of its major vendors by licensing specific patents for future use by the vendor and for the receipt of a payment of $75 million, and the Company and the vendor also entered into various additional arrangements including an agreement for the vendor to provide certain manufacturing services to the Company through 2013 with certain exclusive rights through November 2009. The Company will recognize the $75 million referenced above during 2008 and 2009.

Contingent Commitments

The Company also has certain contractual arrangements that would require it to make payments or provide funding if certain circumstances occur (“contingent commitments”). For example, the Company has guaranteed certain lease obligations of unconsolidated investees. In this type of arrangement, the Company would be required to make payments due under the lease to the lessor in the event of default by the unconsolidated investee. The Company does not expect that these contingent commitments will result in any material amounts being paid by the Company in the foreseeable future.

The following table summarizes the Company’s contingent commitments at December 31, 2007. The timing of amounts presented in the table represents when the maximum contingent commitment will expire, but does not mean that the Company expects to incur an obligation to make any payments within that time frame (millions):

	Total
Nature of Contingent Commitments	Commitments	2008	2009-2010	2011-2012	Thereafter

Guarantees(a)	$1,483	$58	$86	$87	$1,252
Letters of credit and other contingent commitments	380	75	44	8	253

Total contingent commitments	$1,863	$133	$130	$95	$1,505

(a)	Amounts primarily reflect the Six Flags Guarantee discussed below.

The following is a description of the Company’s contingent commitments at December 31, 2007:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by (a) entities formerly owned by the Company, including the arrangement described below, and (b) joint ventures in which the Company is or was a venture partner.

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (“Six Flags Georgia” and “Six Flags Texas,” respectively, and, collectively, the “Parks”), in 1997, the Company, and certain subsidiaries (including TWE, a subsidiary of TWC), agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including the following (the “Guaranteed Obligations”): (a) making a minimum annual distribution to the limited partners of the Partnerships (the minimum was approximately $58.2 million in 2007 and is subject to annual cost of living adjustments); (b) making a minimum amount of capital expenditures each year (an amount approximating 6% of the Parks’ annual revenues); (c) offering each year to purchase 5% of the limited partnership units of the Partnerships (plus any such units not purchased pursuant to such offer in any prior year) based on an aggregate price for all limited partnership units at the higher of (i) $250 million in the case of Six Flags Georgia and $374.8 million in the case of Six Flags Texas (the “Base Valuations”) and (ii) a weighted

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

average multiple of EBITDA for the respective Park over the previous four-year period (the “Cumulative LP Unit Purchase Obligation”); (d) making annual ground lease payments; and (e) either (i) purchasing all of the outstanding limited partnership units through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of each of the Partnerships in 2027 (Six Flags Georgia) and 2028 (Six Flags Texas) (the “End of Term Purchase”) or (ii) causing each of the Partnerships to have no indebtedness and to meet certain other financial tests as of the end of the term of the Partnership. The aggregate amount payable in connection with an End of Term Purchase option on either Park will be the Base Valuation applicable to such Park, adjusted for changes in the consumer price index from December 1996, in the case of Six Flags Georgia, and December 1997, in the case of Six Flags Texas, through December of the year immediately preceding the year in which the End of Term Purchase occurs, in each case, reduced ratably to reflect limited partnership units previously purchased.

In connection with the Company’s 1998 sale of Six Flags Entertainment Corporation (which held the controlling interests in the Parks) to Six Flags Inc. (formerly Premier Parks Inc.) (“Six Flags”), Six Flags and the Company, among others (including TWE), entered into a Subordinated Indemnity Agreement pursuant to which Six Flags agreed to guarantee the performance of the Guaranteed Obligations when due and to indemnify the Company, among others, in the event that the Guaranteed Obligations are not performed and the Six Flags Guarantee is called upon. In the event of a default of Six Flags’ obligations under the Subordinated Indemnity Agreement, the Subordinated Indemnity Agreement and related agreements provide, among other things, that the Company has the right to acquire control of the managing partner of the Parks. Six Flags’ obligations to the Company are further secured by its interest in all limited partnership units that are held by Six Flags.

The Company has provided an inter-company indemnification arrangement to TWE in connection with TWE’s potential exposure under the Guaranteed Obligations.

In November 2007, Moody’s Investors Service, Standard & Poor’s and Fitch Ratings downgraded their credit ratings for Six Flags. To date, no payments have been made by the Company pursuant to the Six Flags Guarantee. In its quarterly report on Form 10-Q for the period ended September 30, 2007, Six Flags reported an estimated maximum Cumulative LP Unit Purchase Obligation for 2008 of approximately $305 million. The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term of the agreements are approximately $1.4 billion. Six Flags has also disclosed that it has deposited approximately $13 million in an escrow account as a source of funds in the event the Company is required to fund any portion of the Guaranteed Obligations in the future.

Because the Six Flags Guarantee existed prior to the Company’s adoption of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and no modifications to the arrangements have been made since the date the guarantee came into existence, the recognition requirements of FIN 45 are not applicable to the arrangements and the Company has continued to account for the Guaranteed Obligations in accordance with FASB Statement No. 5, Accounting for Contingencies, (“FAS 5”). Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement (including the recent financial performance reported for the Parks and by Six Flags), the Company has concluded that a probable loss does not exist and, consequently, no liability for the arrangements has been recognized at December 31, 2007. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	Generally, letters of credit and surety bonds support performance and payments for a wide range of global contingent and firm obligations, including insurance, litigation appeals, import of finished goods, real estate leases, cable installations and other operational needs.

Except as otherwise discussed above and below, Time Warner does not guarantee the debt of any of its investments accounted for using the equity method of accounting.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $3.7 billion and $4.2 billion at December 31, 2007 and December 31, 2006, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment in the amount of $700 million and $702 million at December 31, 2007 and December 31, 2006, respectively.

Because backlog generally relates to contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is principally dependent on the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or, as referenced above and discussed in more detail in Note 7 to the accompanying consolidated financial statements, on an accelerated basis using a $300 million securitization facility. The portion of backlog for which cash has not already been received has significant value as a source of future funding. Of the approximately $3.7 billion of backlog as of December 31, 2007, Time Warner has recorded $231 million of deferred revenue on the accompanying consolidated balance sheet, representing cash received through the utilization of the backlog securitization facility. The backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of the advertising spots received under such contracts to third parties.

MARKET RISK MANAGEMENT

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments.

Interest Rate Risk

Time Warner has issued variable-rate debt that, at December 31, 2007, had an outstanding balance of $13.131 billion. Based on Time Warner’s variable-rate obligations outstanding at December 31, 2007, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease Time Warner’s annual interest expense and related cash payments by approximately $33 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company’s cash balance of $1.516 billion is invested in variable-rate interest-earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Time Warner has issued fixed-rate debt that, at December 31, 2007, had an outstanding balance of $23.705 billion and an estimated fair value of $25.140 billion. Based on Time Warner’s fixed-rate debt obligations outstanding at December 31, 2007, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $498 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

From time to time, the Company may use interest rate swaps or other similar derivative financial instruments to hedge the fair value of its fixed-rate obligations or the future cash flows of its variable-rate obligations. At December 31, 2007, there were no interest rate swaps or other similar derivative financial instruments outstanding.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions. Credit risk related to any interest rate swaps or other similar derivative financial instruments used by the Company has historically been considered low because such instruments have been entered into with strong, creditworthy counterparties.

Foreign Currency Risk

Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge certain film production costs abroad as well as other transactions, assets and liabilities denominated in a foreign currency. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the calendar year. The hedging period for royalties and license fees covers revenues expected to be recognized during the calendar year; however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated cash back into U.S. dollars. To hedge this exposure, Time Warner uses foreign exchange contracts that generally have maturities of three months to eighteen months providing continuing coverage throughout the hedging period. At December 31, 2007 and 2006, Time Warner had contracts for the sale of $2.113 billion and $3.937 billion, respectively, and the purchase of $1.934 billion and $2.194 billion, respectively, of foreign currencies at fixed rates. The following provides a summary of foreign currency contracts by currency (millions):

	December 31, 2007		December 31, 2006
	Sales	Purchases	Sales	Purchases

British pound	$860	$636	$1,161	$663
Euro	489	451	1,682	654
Canadian dollar	324	280	374	269
Australian dollar	199	229	401	261
Other	241	338	319	347

Total	$2,113	$1,934	$3,937	$2,194

Based on the foreign exchange contracts outstanding at December 31, 2007, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2007 would result in approximately $18 million of net unrealized losses. Conversely, a 10% appreciation of the U.S. dollar would result in approximately $18 million of net unrealized gains. For a hedge of forecasted royalty or license fees denominated in a foreign currency, consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the hedging period from the sale of U.S. copyrighted products abroad.

Equity Risk

The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which the companies operate. At December 31, 2007, these securities, which are

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

classified in Investments, including available-for-sale securities on the accompanying consolidated balance sheet, included $936 million of investments accounted for using the equity method of accounting, $102 million of cost-method investments, primarily relating to equity interests in privately held businesses, and $925 million of fair value investments, including $754 million of investments related to the Company’s deferred compensation program, $160 million of investments in unrestricted public equity securities held for purposes other than trading and $11 million of equity derivative instruments.

The potential loss in fair value resulting from a 10% adverse change in equity prices of the Company’s available-for-sale securities and equity derivatives would be approximately $17 million. While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee company experiences poor operating results or if the U.S. equity markets experience future broad declines in value. See Note 5 to the accompanying consolidated financial statements for additional discussion.

CRITICAL ACCOUNTING POLICIES

The SEC considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by the management of Time Warner and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. The Company considers the policies relating to the following matters to be critical accounting policies:

•	Multiple-Element Transactions;
•	Gross versus Net Revenue Recognition;
•	Impairment of Goodwill and Indefinite-Lived Intangible Assets;
•	Filmed Entertainment Cost Recognition and Impairments;
•	Sales Returns and Uncollectible Accounts; and
•	Income Taxes.

For a discussion of each of the Company’s critical accounting policies, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 1 to the accompanying consolidated financial statements.

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

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
December 31,
(millions, except per share amounts)

	2007	2006
		(recast)

ASSETS

Current assets
Cash and equivalents	$1,516	$1,549
Receivables, less allowances of $2,410 and $2,271	7,296	6,064
Inventories	2,105	1,907
Prepaid expenses and other current assets	834	1,165
Deferred income taxes	700	1,050
Current assets of discontinued operations	—	166

Total current assets	12,451	11,901
Noncurrent inventories and film costs	5,304	5,394
Investments, including available-for-sale securities	1,963	3,426
Property, plant and equipment, net	18,048	16,718
Intangible assets subject to amortization, net	5,167	5,204
Intangible assets not subject to amortization	47,220	46,362
Goodwill	41,749	40,749
Other assets	1,928	2,389
Noncurrent assets of discontinued operations	—	576

Total assets	$133,830	$132,719

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,470	$1,357
Participations payable	2,547	2,049
Royalties and programming costs payable	1,253	1,215
Deferred revenue	1,178	1,434
Debt due within one year	126	64
Other current liabilities	5,611	6,508
Current liabilities of discontinued operations	8	153

Total current liabilities	12,193	12,780
Long-term debt	37,004	34,933
Mandatorily redeemable preferred membership units issued by a subsidiary	300	300
Deferred income taxes	13,736	14,164
Deferred revenue	522	528
Other liabilities	7,217	5,462
Noncurrent liabilities of discontinued operations	—	124
Minority interests	4,322	4,039
Commitments and contingencies (Note 15)

Shareholders’ equity
Time Warner common stock, $0.01 par value, 4.877 and 4.836 billion shares issued and 3.593 and 3.864 billion shares outstanding	49	48
Paid-in-capital	172,443	172,083
Treasury stock, at cost (1,284 and 972 million shares)	(25,526)	(19,140)
Accumulated other comprehensive income (loss), net	149	(136)
Accumulated deficit	(88,579)	(92,466)

Total shareholders’ equity	58,536	60,389

Total liabilities and shareholders’ equity	$133,830	$132,719

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended December 31,
(millions, except per share amounts)

	2007	2006	2005
		(recast)	(recast)

Revenues:
Subscription	$24,904	$23,651	$21,529
Advertising	8,799	8,283	7,302
Content	11,708	10,670	11,977
Other	1,071	1,086	1,027

Total revenues(a)	46,482	43,690	41,835
Costs of revenues(a)	(27,426)	(24,876)	(24,092)
Selling, general and administrative(a)	(9,653)	(10,397)	(10,273)
Amortization of intangible assets	(674)	(587)	(574)
Amounts related to securities litigation and government investigations	(171)	(705)	(2,865)
Merger-related, restructuring and shutdown costs	(262)	(400)	(117)
Asset impairments	(36)	(213)	(24)
Gains on disposal of assets, net	689	791	23

Operating income	8,949	7,303	3,913
Interest expense, net(a)	(2,299)	(1,674)	(1,264)
Other income, net	145	1,127	1,124
Minority interest expense, net	(408)	(375)	(244)

Income from continuing operations before income taxes	6,387	6,381	3,529
Income tax provision	(2,336)	(1,308)	(1,021)

Income from continuing operations	4,051	5,073	2,508
Discontinued operations, net of tax	336	1,454	163

Income before cumulative effect of accounting change	4,387	6,527	2,671
Cumulative effect of accounting change, net of tax	—	25	—

Net income	$4,387	$6,552	$2,671

Basic income per common share from continuing operations	$1.09	$1.21	$0.54
Discontinued operations	0.09	0.35	0.03
Cumulative effect of accounting change	—	0.01	—

Basic net income per common share	$1.18	$1.57	$0.57

Average basic common shares outstanding	3,718.9	4,182.5	4,648.2

Diluted income per common share from continuing operations	$1.08	$1.20	$0.53
Discontinued operations	0.09	0.34	0.04
Cumulative effect of accounting change	—	0.01	—

Diluted net income per common share	$1.17	$1.55	$0.57

Average diluted common shares outstanding	3,762.3	4,224.8	4,710.0

Cash dividends declared per share of common stock	$0.235	$0.210	$0.100

(a) Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$336	$403	$291
Costs of revenues	(232)	(195)	(184)
Selling, general and administrative	(5)	20	33
Interest income, net	—	39	35

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31,
(millions)

	2007	2006	2005
		(recast)	(recast)

OPERATIONS
Net income(a)	$4,387	$6,552	$2,671
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	—	(25)	—
Depreciation and amortization	4,412	3,550	3,106
Amortization of film and television costs	6,076	6,087	6,154
Asset impairments	36	213	24
Gain on investments and other assets, net	(909)	(1,822)	(1,086)
Equity in (income) losses of investee companies, net of cash distributions	63	(64)	(15)
Equity-based compensation	286	263	356
Minority interests	408	375	244
Deferred income taxes	1,521	1,101	199
Amounts related to securities litigation and government investigations	(741)	361	111
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(1,090)	185	(516)
Inventories and film costs	(6,045)	(6,642)	(6,548)
Accounts payable and other liabilities	109	(466)	(604)
Other balance sheet changes	275	213	586
Adjustments relating to discontinued operations(a)	(313)	(1,283)	195

Cash provided by operations(b)(c)	8,475	8,598	4,877

INVESTING ACTIVITIES
Investments in available-for-sale securities	(94)	(8)	—
Investments and acquisitions, net of cash acquired	(1,513)	(12,303)	(599)
Investment in a wireless joint venture	(33)	(633)	—
Investment activities of discontinued operations	(26)	4	(81)
Capital expenditures and product development costs	(4,430)	(4,076)	(3,090)
Capital expenditures from discontinued operations	—	(65)	(156)
Investment proceeds from available-for-sale securities	36	44	991
Other investment proceeds	2,041	4,565	439

Cash used by investing activities	(4,019)	(12,472)	(2,496)

FINANCING ACTIVITIES
Borrowings	14,690	18,332	6
Issuance of mandatorily redeemable preferred membership units by a subsidiary	—	300	—
Debt repayments	(12,523)	(3,651)	(1,950)
Debt repayments of discontinued operations	—	—	(45)
Proceeds from exercise of stock options	521	698	307
Excess tax benefit on stock options	76	116	88
Principal payments on capital leases	(57)	(86)	(118)
Repurchases of common stock(d)	(6,231)	(13,660)	(2,141)
Dividends paid	(871)	(876)	(466)
Other	(94)	30	19

Cash provided (used) by financing activities	(4,489)	1,203	(4,300)

DECREASE IN CASH AND EQUIVALENTS	(33)	(2,671)	(1,919)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,549	4,220	6,139

CASH AND EQUIVALENTS AT END OF PERIOD	$1,516	$1,549	$4,220

(a)	Includes net income from discontinued operations of $336 million, $1.454 billion and $163 million for the years ended December 31, 2007, 2006 and 2005, respectively. After considering Noncash gains and expenses and working capital-related adjustments relating to discontinued operations, net operational cash flows from discontinued operations were $23 million, $171 million and $358 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(b)	2007, 2006 and 2005 reflect $912 million, $344 million and $2.754 billion, respectively, in payments, net of recoveries, related to securities litigation and government investigations.

(c)	2007, 2006 and 2005 include an approximate $2 million source of cash, $181 million source of cash and $36 million use of cash, respectively, related to changing the fiscal year end of certain international operations from November 30 to December 31.

(d)	2007 excludes $440 million of common stock repurchased or due from Liberty Media Corporation, indirectly attributable to the exchange of the Atlanta Braves baseball franchise (the “Braves”) and Leisure Arts, Inc. (“Leisure Arts”). Specifically, the $440 million represents the fair value at the time of the exchange of the Braves and Leisure Arts of $473 million, less a $33 million net working capital adjustment (Note 4).

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31,
(millions, except per share amounts)

	Common	Treasury	Paid-In	Retained Earnings
	Stock	Stock	Capital	(Accumulated Deficit)	Total

BALANCE AT DECEMBER 31, 2004	$47	$(3,196)	$166,688	$(100,241)	$63,298
Net income	—	—	—	2,671	2,671
Foreign currency translation adjustments(a)	—	—	—	430	430
Change in unrealized gain on securities, net of $402 million income tax benefit(b)	—	—	—	(603)	(603)
Change in realized and unrealized losses on derivative financial instruments, net of $14.8 million income tax provision	—	—	—	22	22
Change in unfunded accumulated benefit obligation, net of $11 million income tax impact	—	—	—	(19)	(19)

Comprehensive income	—	—	—	2,501	2,501
Conversion of mandatorily convertible preferred stock	1	—	1,499	—	1,500
Cash dividends ($0.10 per common share)	—	—	—	(466)	(466)
Common stock repurchases	—	(2,250)	—	—	(2,250)
Shares received from the exercise or forfeiture of employee equity instruments	—	(17)	—	—	(17)
Amounts related primarily to stock options, restricted stock and benefit plans, including $37 million income tax impact	—	—	539	—	539

BALANCE AT DECEMBER 31, 2005	$48	$(5,463)	$168,726	$(98,206)	$65,105

Net income	—	—	—	6,552	6,552
Foreign currency translation adjustments	—	—	—	347	347
Change in unrealized gain on securities, net of $10 million income tax benefit(c)	—	—	—	(12)	(12)
Change in realized and unrealized losses on derivative financial instruments, net of $5.6 million income tax provision	—	—	—	8	8

Comprehensive income	—	—	—	6,895	6,895
Change in unfunded benefit obligation upon adoption of FAS 158, net of $239 million income tax impact	—	—	—	(415)	(415)
Cash dividends ($0.21 per common share)	—	—	—	(876)	(876)
Common stock repurchases	—	(13,671)	—	—	(13,671)
Shares received from the exercise or forfeiture of employee equity instruments	—	(6)	—	—	(6)
Gain on Time Warner Cable stock issuance	—	—	1,771	—	1,771
Gain on AOL equity issuance	—	—	801	—	801
Amounts related primarily to stock options and restricted stock, including $258 million income tax impact	—	—	785	—	785

BALANCE AT DECEMBER 31, 2006	$48	$(19,140)	$172,083	$(92,602)	$60,389

Net income	—	—	—	4,387	4,387
Foreign currency translation adjustments	—	—	—	290	290
Change in unfunded benefit obligation, net of $9 million income tax impact	—	—	—	2	2
Change in realized and unrealized losses on derivative financial instruments, net of $3.8 million income tax benefit	—	—	—	(7)	(7)

Comprehensive income	—	—	—	4,672	4,672
Cash dividends ($0.235 per common share)	—	—	—	(871)	(871)
Common stock repurchases(d)	—	(6,373)	(211)	—	(6,584)
Shares received from the exercise or forfeiture of employee equity instruments	—	(13)	—	—	(13)
Impact of adopting new accounting pronouncements(e)	—	—	12	374	386
Amounts related primarily to stock options and restricted stock, including $242 million income tax impact	1	—	559	(3)	557

BALANCE AT DECEMBER 31, 2007	$49	$(25,526)	$172,443	$(88,430)	$58,536

(a)	Includes an adjustment of $439 million for foreign currency translation related to goodwill and intangible assets, including amounts that relate to prior periods.
(b)	Includes a $959 million pretax reduction (tax effect of $384 million) related to realized gains on the sale of securities in 2005, primarily Google, and an increase of $3 million pretax (tax effect $1 million) related to impairment charges on investments that had experienced other-than-temporary declines. These changes are included in the 2005 net income.
(c)	Includes a $29 million pretax reduction (tax effect of $11 million) related to realized gains on the sale of securities in 2006. These changes are included in the 2006 net income.
(d)	Includes $440 million of common stock repurchased from Liberty Media Corporation, indirectly attributable to the exchange of the Atlanta Braves baseball franchise (the “Braves”) and Leisure Arts, Inc. (“Leisure Arts”). Specifically, the $440 million represents the fair value at the time of the exchange of the Braves and Leisure Arts of $473 million, less a $33 million net working capital adjustment.
(e)	Includes the impact of adopting the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), of $445 million, partially offset by the impact of adopting the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”), of $59 million. See Note 1 of the consolidated financial statements.

See accompanying notes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include interactive services, cable systems, filmed entertainment, television networks and publishing. Time Warner classifies its operations into five reportable segments: AOL: consisting principally of interactive consumer and advertising services; Cable: consisting principally of cable systems that provide video, high-speed data and voice services; Filmed Entertainment: consisting principally of feature film, television and home video production and distribution; Networks: consisting principally of cable television networks that provide programming; and Publishing: consisting principally of magazine publishing. Financial information for Time Warner’s various reportable segments is presented in Note 14.

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

The effects of any changes in the Company’s ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties and certain other equity transactions recorded by consolidated subsidiaries or equity investees are accounted for as capital transactions pursuant to the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 51, Accounting for the Sales of Stock of a Subsidiary (“SAB No. 51”). Deferred taxes generally have not been recorded on such capital transactions, as such temporary differences would, in most instances, be recovered in a tax-free manner.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the December 31, 2007 presentation.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Basis of Presentation

Discontinued Operations

The 2006 and 2005 financial information has been recast so that the basis of presentation is consistent with that of the 2007 financial information. Specifically, the Company has reflected the financial position, results of operations and cash flows of the following businesses sold in 2007 as discontinued operations for all periods presented: the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts, Inc. (“Leisure Arts”), the Atlanta Braves baseball franchise (the “Braves”), Tegic Communications, Inc., (“Tegic”) and Wildseed LLC (“Wildseed”) (see Note 4).

In addition, as discussed more fully in Note 2 and Note 4, the financial position, results of operations and cash flows of the following businesses sold in 2006 or 2005 have been reflected as discontinued operations as of and for the years ended December 31, 2006 and 2005: the systems previously owned by Time Warner Cable Inc. (“TWC”) and transferred to Comcast Corporation (“Comcast”) in connection with the Redemptions and the Exchange (the “Transferred Systems”), the Turner South network (“Turner South”), Time Warner Book Group (“TWBG”) and Warner Music Group (“WMG”).

Information in the columns labeled “recast” in the consolidated financial statements and in the tables that follow reflects the impact of the above-referenced changes in presentation.

Consolidation of Kansas City Pool

On January 1, 2007, the Company began consolidating the results of the Kansas City, south and west Texas and New Mexico cable systems (the “Kansas City Pool”) it received upon the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) to TWC and Comcast. Prior to January 1, 2007, the Company accounted for TKCCP as an equity-method investment.

Accounting Standards Adopted in 2007

Accounting for Sabbatical Leave and Other Similar Benefits

On January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”), related to certain sabbatical leave and other employment arrangements that are similar to a sabbatical leave. EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. Adoption of this guidance resulted in an increase to accumulated deficit of $97 million ($59 million, net of tax) on January 1, 2007. The resulting change in the accrual for the year ended December 31, 2007 was not material.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. See Note 8 for a detailed discussion of FIN 48.

Recent Accounting Standards Not Yet Adopted

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“Statement”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

framework for measuring fair value and expands on required disclosures about fair value measurement. Certain provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis became effective for Time Warner on January 1, 2008 and are being applied prospectively. These provisions of FAS 157 are not expected to have any impact on the Company’s consolidated financial statements. The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective for Time Warner on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact the provisions of FAS 157 will have on the Company’s consolidated financial statements as it relates to other nonfinancial assets and liabilities.

Business Combinations

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. FAS 141R will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. The provisions of FAS 141R will not impact the Company’s consolidated financial statements for prior periods.

Noncontrolling Interests

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FAS 160”). The provisions of FAS 160 establish accounting and reporting standards for the noncontrolling interest in a subsidiary, including the accounting treatment upon the deconsolidation of a subsidiary. The provisions of FAS 160 are effective for Time Warner on January 1, 2009 and will be applied prospectively, except for the presentation of the noncontrolling interests, which for all prior periods would be reclassified to equity in the consolidated balance sheet and adjusted out of net income in the consolidated statement of operations. The Company is currently evaluating the impact the provisions of FAS 160 will have on the Company’s consolidated financial statements.

Summary of Critical and Significant Accounting Policies

The SEC considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by the management of Time Warner and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. The Company considers the policies relating to the following matters to be critical accounting policies:

•	Multiple-Element Transactions (see pages 145 to 147);
•	Gross versus Net Revenue Recognition (see pages 147 to 148);
•	Impairment of Goodwill and Indefinite-Lived Intangible Assets (see pages 137 to 138);
•	Filmed Entertainment Cost Recognition and Impairments (see page 144);
•	Sales Returns and Uncollectible Accounts (see page 134); and
•	Income Taxes (see page 149).

Cash and Equivalents

Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales Returns and Uncollectible Accounts

Management’s estimate of product sales that will be returned and the amount of receivables that will ultimately be collected is an area of judgment affecting reported revenues and net income. In estimating product sales that will be returned, management analyzes vendor sell-off of product, historical return trends, current economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any product sales that provide the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale. The Company’s products subject to return include home video product at the Filmed Entertainment and Networks segments and magazines and direct sales merchandise at the Publishing segment. At December 31, 2007, total reserves for returns (which also reflects reserves for certain pricing allowances provided to customers) were $1.476 billion at the Filmed Entertainment and Networks segments primarily related to film products (e.g., DVD sales) and $393 million at the Publishing segment for magazines and direct sales merchandise.

Similarly, management evaluates accounts receivable to determine if they will ultimately be fully collected. In performing this evaluation, significant judgments and estimates are involved, including management’s views on trends in the overall receivable agings at the different divisions. For larger accounts, management prepares an analysis of specific risks on a customer-by-customer basis. Using this information, management reserves an amount that is expected to be uncollectible. At December 31, 2007, total reserves for uncollectible accounts were approximately $541 million.

Based on management’s analyses of sales returns and allowances and uncollectible accounts, the Company had total reserves of $2.410 billion and $2.271 billion at December 31, 2007 and 2006, respectively. Total gross accounts receivable were $9.706 billion and $8.335 billion at December 31, 2007 and 2006, respectively.

Investments

Investments in companies in which Time Warner has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when Time Warner owns between 20% and 50% of the investee or holds substantial management rights. However, in certain circumstances, Time Warner’s ownership percentage exceeds 50% but the Company accounts for the investment using the equity method of accounting because the minority shareholders hold rights that allow them to participate in certain operations of the business.

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

Investments in companies in which Time Warner does not have a controlling interest or over which it is unable to exert significant influence are accounted for at market value if the investments are publicly traded and any resale restrictions are in effect for less than one year (“available-for-sale investments”). If there are resale restrictions greater than one year or if the investment is not publicly traded, the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported, net-of-tax, in the consolidated statement of shareholders’ equity as a component of Accumulated other comprehensive income, net, until the investment is sold or considered impaired (see “Asset Impairments” below), at which time the realized gain or loss is included in Other income, net. Dividends and other distributions of earnings from both market-value investments and investments accounted for at cost are included in Other income, net, when declared. For further information, see Note 5.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable Securitization Facilities

Time Warner has certain accounts receivable securitization facilities that provide for the accelerated receipt of cash on available accounts receivable. These securitization transactions are accounted for as sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125 (“FAS 140”), because the Company has relinquished control of the receivables. For further information, see Note 7.

Derivative Instruments

The Company accounts for derivative instruments in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 138”), and FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. In addition, these pronouncements provide that for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in shareholders’ equity as a component of Accumulated other comprehensive income, net, until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company uses derivative instruments principally to manage the risk associated with movements in foreign currency exchange rates and the risk that changes in interest rates will affect the fair value or cash flows of its debt obligations. See Note 13 for additional information regarding derivative instruments held by the Company and risk management strategies.

Financial Instruments

Based on the interest rates prevailing at December 31, 2007, the fair value of Time Warner’s fixed-rate debt exceeded its carrying value by $1.435 billion (Note 7). The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of such instruments. Additionally, certain differences exist between the carrying value and fair value of the Company’s other financial instruments; however, these differences are not significant at December 31, 2007. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Additions to property, plant and equipment generally include material, labor and overhead. Depreciation, which includes amortization of capital leases, is provided generally on a straight-line basis over estimated useful lives. Time Warner evaluates the depreciation periods of property, plant and

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment to determine whether events or circumstances warrant revised estimates of useful lives. Property, plant and equipment, including capital leases, consist of:

	December 31,		Estimated
	2007	2006	Useful Lives
		(recast)
	(millions)

Land and buildings(a)	$4,116	$3,566	7 to 40 years
Cable distribution systems	12,940	10,531	3 to 25 years(b)
Cable converters and modems	4,488	3,630	3 to 5 years
Furniture, fixtures and other equipment	8,805	8,478	2 to 10 years

	30,349	26,205
Less accumulated depreciation	(12,301)	(9,487)

Total	$18,048	$16,718

(a)	Land and buildings includes $694 million and $678 million related to land for the year ended December 31, 2007 and 2006, respectively, which is not depreciated.
(b)	Weighted-average useful lives for distribution systems are approximately 12 years.

Capitalized Software Costs

Time Warner capitalizes certain costs incurred for the development of internal use software. These costs, which include the costs associated with coding, software configuration, upgrades and enhancements, are included in property, plant and equipment in the consolidated balance sheet.

AOL capitalizes costs incurred for the production of computer software that generates the functionality for its paid services. Capitalized costs typically include direct labor and related overhead for software produced by AOL, as well as the cost of software purchased from third parties. Costs incurred for a product prior to the determination that the product is technologically feasible (research and development costs), as well as maintenance costs for established products, are expensed as incurred. Once technological feasibility has been established, such costs are capitalized until the software has completed testing and is mass-marketed. Amortization is recognized on a product-by-product basis using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of the product release. Included in costs of revenues are research and development costs totaling $74 million in 2007, $114 million in 2006 and $123 million in 2005. The total net book value of capitalized software costs related to paid services was $33 million and $92 million as of December 31, 2007 and December 31, 2006, respectively. Such amounts are included in other assets in the consolidated balance sheet. Amortization of capitalized software costs was $62 million in 2007, $106 million in 2006 and $99 million in 2005.

Intangible Assets

As a creator and distributor of branded information and copyrighted entertainment products, Time Warner has a significant number of intangible assets, including cable television franchises, acquired film and television libraries and other copyrighted products, trademarks and customer subscriber lists. In accordance with GAAP, Time Warner does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films and television series, generally are either expensed as incurred or capitalized as tangible assets, as in the case of cash advances and inventoriable product costs. Intangible assets acquired in business combinations are recorded at fair value on the Company’s consolidated balance sheet. For more information, see Note 3.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Impairments

Investments

The Company’s investments consist of fair-value investments, including available-for-sale investments, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. The Company regularly reviews its investment securities for impairment based on criteria that include the extent to which carrying value exceeds related market value. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Such a determination is dependent on the facts and circumstances relating to the applicable investment. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis, the financial condition of the investee and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

In evaluating the factors described above for available-for-sale securities, the Company presumes a decline in value to be other-than-temporary if the quoted market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criterion”) or the quoted market price of the security is 50% or more below the security’s cost basis at any quarter end (the “50% criterion”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., the investee’s operating performance is strong, the market price of the investee’s security is historically volatile, etc.). Additionally, there may be instances in which impairment losses are recognized even if the 20% and 50% criteria are not satisfied (e.g., there is a plan to sell the security in the near term and the fair value is below the Company’s cost basis).

For investments accounted for using the cost or equity method of accounting, the Company evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment. This list is not exhaustive, and the Company weighs all known quantitative and qualitative factors in determining if an other-than-temporary decline in the value of an investment has occurred. For more information, see Note 5.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill impairment is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit by using various valuation techniques with the primary methods employed being: a discounted cash flow (“DCF”) analysis and a market-based approach. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on the Company’s budgets and business plans and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators such as comparable company public trading values, research analyst estimates and values observed in private market transactions. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. Common among such approaches is the “relief from royalty” methodology, which is used in estimating the fair value of the Company’s brands and trademarks, and the income methodology, which is used to value cable franchises. The income methodology used to value cable franchises entails identifying the projected discrete cash flows related to such franchises and discounting them back to the valuation date. Significant judgments inherent in this analysis include the determination of discount rates, cash flows attributable to cable franchises and the terminal growth rates. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows generated as a result of the respective intangible assets. Assumptions about royalty rates are based on the rates at which similar brands and trademarks are being licensed in the marketplace.

Goodwill and indefinite-lived intangible assets, primarily certain franchise assets, trademarks and brand names, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company’s 2007 annual impairment analysis, which was performed during the fourth quarter, did not result in any impairment charges. However, over the past year, the decline in the Time Warner and TWC stock prices have resulted in a lower estimated fair value for each of the Company’s reporting units. Similarly, the Company has experienced declines in the values of its cable franchises. The result of these declines is that the estimated fair value of the Los Angeles cable reporting unit approximates its carrying value and the fair values of the cable franchises in many of TWC’s geographic regions approximates their carrying values. Accordingly, any future declines in estimated fair values at TWC will likely result in goodwill and cable franchise impairment charges. It is possible that such charges, if required, could be recorded prior to the fourth quarter of 2008 (i.e., during an interim period) if TWC’s stock price, its results of operations, or other factors require such assets to be tested for impairment at an interim date.

To illustrate the magnitude of potential impairment charges relative to future changes in estimated fair value, had the fair values of each of the Company’s reporting units and indefinite-lived intangible assets been hypothetically lower by 10% as of December 31, 2007, the book value of goodwill and indefinite-lived intangible assets would have exceeded fair value by approximately $1.5 billion at TWC, $400 million at Warner Bros. and $14 million at Publishing. Had the fair values of each of the reporting units and indefinite-lived intangible assets been hypothetically lower by 20%, the book value of goodwill and indefinite-lived intangible assets would have exceeded fair value by approximately $5.0 billion at TWC, $1.6 billion at Warner Bros. and $1.3 billion at Publishing.

In the second quarter of 2007, the Company recognized a $34 million noncash charge related to the impairment of the Court TV tradename, which resulted from rebranding the Court TV network name to truTV. For more information, see Note 3.

Long-Lived Assets

Long-lived assets, including finite-lived intangible assets (e.g., customer relationships, film libraries), do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the likely (i.e., more likely than not) disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment test first requires a comparison of undiscounted future cash flows against the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset’s carrying value to its fair value. To the extent the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and determining the proper discount rate to be applied in determining fair value. In 2007, there were no significant finite-lived intangible asset impairments.

Accounting for Pension Plans

Time Warner and certain of its subsidiaries have both funded and unfunded defined benefit pension plans, the substantial majority of which are noncontributory, covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans, primarily noncontributory, covering international employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the discount rate used to determine the present value of future pension benefits and the rate of compensation increases. The determination of these assumptions is discussed in more detail in Note 11.

Equity-Based Compensation

The Company follows the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which require that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award. FAS 123R also requires that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

The grant-date fair value of a stock option is estimated using the Black-Scholes option-pricing model, consistent with the provisions of FAS 123R and SAB No. 107, Share-Based Payment. Because the option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company determines the volatility assumption for these stock options using implied volatilities, both historical and current, from its traded options as well as quotes from third-party investment banks. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of Time Warner employees. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Time Warner common stock at the date of grant.

In April 2007, TWC made its first grant of stock options and restricted stock units based on TWC Class A common stock. The valuation of, as well as the expense recognition for, such awards is generally consistent with the treatment of Time Warner awards as described above. However, because TWC’s Class A common stock has a limited trading history, the volatility assumption is determined by reference to historical and implied volatilities of a comparable peer group of publicly traded companies. In the future, TWC will also look to the implied volatilities of TWC traded options in determining expected volatility.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For awards granted prior to the adoption of FAS 123R on January 1, 2006, the Company recognizes equity-based compensation expense for awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For equity awards granted subsequent to the adoption of FAS 123R, the Company treats such awards as a single award and recognizes equity-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service period. Equity-based compensation expense is recorded in costs of revenues or selling, general and administrative expense depending on the job function of the grantee.

When recording compensation cost for equity awards, FAS 123R requires companies to estimate the number of equity awards granted that are expected to be forfeited. Prior to the adoption of FAS 123R, the Company recognized forfeitures when they occurred, rather than using an estimate at the grant date and subsequently adjusting the estimated forfeitures to reflect actual forfeitures. The Company recorded a benefit of $25 million, net of tax, as the cumulative effect of a change in accounting principle upon the adoption of FAS 123R in the first quarter of 2006, to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are not ultimately expected to vest. For more information, see Note 10.

Revenues and Costs

AOL

Advertising and Subscription revenues are recognized as the services are performed.

AOL generates Advertising revenues primarily by providing display advertising services (including certain types of impression-based and performance-based advertising) and paid-search advertising services on both the AOL Network and on the Third Party Network. Revenues derived from impression-based display advertising contracts, in which AOL provides a minimum number of impressions for a fixed fee, are recognized as the impressions are delivered. Revenues derived from other advertising contracts, which may provide carriage, advisory services, premier placements and exclusivities, navigation benefits, brand affiliation and other benefits, are recognized on a straight-line basis over the term of the contract, provided that AOL is meeting its obligations under the contract (e.g., delivery of impressions). In cases where refund arrangements exist, upon the expiration of the condition related to the refund, revenue directly related to the refundable fee is recognized on a straight-line basis over the remaining term of the agreement. In connection with performance-based display advertising services and performance-based paid-search advertising services provided on the Third Party Network, AOL earns an agreed-upon fee based on the delivery of customer-specified results (e.g., customer registrations, sales leads, “clicks” on an advertisement). In connection with paid-search advertising services on the AOL Network, AOL earns a share of its search partner’s advertising revenues that are generated from displaying paid-search advertisements sold by the partner on the AOL Network. Advertising revenues related to both performance-based and search-based arrangements are recognized when the amount of revenue earned by AOL is determinable (i.e., when performance reporting is received or when AOL can reliably estimate its performance).

For advertising services provided on the Third Party Network, AOL generally reports as Advertising revenues the gross amount billed to its advertising customers, with amounts paid to the Third Party Network companies for the advertising inventory acquired (which AOL also refers to as traffic acquisition costs) as costs of revenues. AOL generally records as Advertising revenues the gross amount billed because, in AOL’s advertising arrangements to provide advertising services on the Third Party Network, AOL is generally the primary obligor in the arrangement and thus responsible for (i) identifying and contracting with its advertising customers, (ii) establishing the selling and purchase prices of the inventory sold, (iii) serving the advertisements at AOL’s cost and expense, (iv) performing all billing and collection activities and (v) bearing sole liability for fulfillment of the advertising.

Subscription revenues are primarily derived from fees paid by dial-up Internet access customers, and such revenues are recognized as the service is provided.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cable

Cable revenues are principally derived from video, high-speed data and voice services and advertising. Subscriber fees are recorded as revenues in the period during which the service is provided. Subscription revenues received from subscribers who purchase bundled services at a discounted rate are allocated to each product in a pro-rata manner based on the individual product’s determined fair value. Installation revenues obtained from subscriber service connections are recognized in accordance with FASB Statement No. 51, Financial Reporting by Television Cable Companies, as a component of Subscription revenues as the connections are completed, as installation revenues recognized are less than the related direct selling costs. Advertising revenues, including those from advertising purchased by programmers, are recognized in the period during which the advertisements are exhibited.

Video programming, high-speed data and voice costs are recorded as the services are provided. Video programming costs are recorded based on TWC’s contractual agreements with its programming vendors. These contracts are generally multi-year agreements that provide for TWC to make payments to the programming vendors at agreed upon rates, which represent fair market value, based on the number of subscribers to which TWC provides the service. If a programming contract expires prior to the parties’ entry into a new agreement, TWC management estimates the programming costs during the period there is no contract in place. TWC management considers the previous contractual rates, inflation and the status of the negotiations in determining its estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. TWC management also makes estimates in the recognition of programming expense related to other items, such as the accounting for free periods and service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions.

Launch fees received by TWC from programming vendors are recognized as a reduction of expense on a straight-line basis over the life of the related programming arrangement. Amounts received by TWC from programming vendors representing the reimbursement of marketing costs are recognized as a reduction of marketing expenses as the marketing services are provided.

Filmed Entertainment

Feature films are produced or acquired for initial exhibition in theaters, followed by distribution in the home video, video-on-demand, pay cable, basic cable and broadcast network markets. Generally, distribution to the home video, pay cable, basic cable and broadcast network markets commences within three years of initial theatrical release. Theatrical revenues are recognized as the films are exhibited. Revenues from home video sales are recognized at the later of the delivery date or the date that video units are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns. Revenues from the distribution of theatrical product to television markets are recognized when the films are available to telecast.

Television films and series are initially produced for broadcast networks, cable networks or first-run television syndication and may be subsequently licensed to foreign or domestic cable and syndicated television markets, as well as sold on home video. Revenues from the distribution of television product are recognized when the films or series are available to telecast, except for barter agreements where the revenue is valued and recognized when the related advertisements are exhibited. Similar to theatrical home video sales, revenue from home video sales of television films and series is recognized at the later of the delivery date or the date that video units are made widely available for sale or rental by retailers less a provision for estimated returns.

Upfront or guaranteed payments for the licensing of intellectual property are recognized as revenue when (i) an arrangement has been signed with a customer, (ii) the customer’s right to use or otherwise exploit the intellectual property has commenced and there is no requirement for continued performance by the Company, (iii) licensing fees are either fixed or determinable and (iv) collectibility of the fees is reasonably assured. If continued performance is required by the Company, revenue is recognized when the related services are performed.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Film costs include the unamortized cost of completed theatrical films and television episodes, theatrical films and television series in production and film rights in preparation of development. Film costs are stated at the lower of cost, less accumulated amortization, or fair value. The amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various markets, throughout its life cycle, is determined using the film forecast method. Under this method, the amortization of capitalized costs and the accrual of participations and residuals is based on the proportion of the film’s revenues recognized for such period to the film’s estimated remaining ultimate revenues. The process of estimating a film’s ultimate revenues (i.e., the total revenue to be received throughout a film’s life cycle) is discussed further under “Filmed Entertainment Cost Recognition and Impairments.” For more information, see Note 6.

Inventories of theatrical and television product consist primarily of DVDs and are stated at the lower of cost or net realizable value. Cost is determined using the average cost method. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost.

The Company enters into arrangements with third parties to jointly finance and distribute many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. In most cases, the form of the arrangement is the sale of an economic interest in a film to an investor. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, in each period the Company reflects in the statement of operations either a charge or benefit to costs of revenues to reflect the estimate of the third-party investor’s interest in the profits or losses incurred on the film. Consistent with the requirements of Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”), the estimate of the third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues.

Acquired film libraries (i.e., program rights and product that are acquired after a film has been exhibited at least once in all markets) are amortized using the film forecast method. For more information, see Note 3.

Networks

The Networks segment recognizes Subscription revenues as services are provided based on the per subscriber negotiated contractual programming rate for each affiliate and the estimated number of subscribers at the respective affiliate. If a programming contract with an affiliate expires and programming services continue to be delivered to the affiliate prior to the parties’ entry into a new programming contract, management at the applicable company in the Networks segment estimates the revenue earned during the period there is no programming contract in place. Management considers factors such as the previous contractual rates, inflation, current payments by the affiliate and the status of the negotiations in determining its estimates. When the new programming contract terms are finalized, an adjustment to revenue is recorded, if necessary, to reflect the new terms. Advertising revenues from websites are recognized as the services are performed. Television Advertising revenues are recognized in the period that the advertisements are aired.

In the normal course of business, the Networks segment enters into agreements to license programming rights. An asset and liability related to these rights are created (on a discounted basis if the license agreements are long-term) when (i) the cost of each program is reasonably determined, (ii) the program material has been accepted in accordance with the terms, and (iii) the program (or any program in a package of programs) is available for its first showing or telecast. As discussed below, there are variations in the accounting depending on whether the network is advertising-supported (e.g., TNT and TBS) or not advertising-supported (e.g., HBO).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For advertising-supported networks, the Company’s general policy is to amortize each program’s costs on a straight-line basis (or per-play basis, if greater) over its license period. There are, however, exceptions to this general policy. For example, for rights fees paid for sports programming arrangements (e.g., NBA, Major League Baseball (“MLB”)), programming costs are amortized using an income-forecast model, in which the programming costs are amortized using the ratio of current period advertising revenue to total estimated remaining advertising revenue over the term of the license period. The income-forecast model approximates the pattern with which the network will use and benefit from providing the sports programming. In addition, based on historical advertising sales, the Company believes that, for certain types of programming, the initial airing has more value than subsequent airings. In these circumstances, the Company will use an accelerated method of amortization. Specifically, if the Company is licensing the right to air a movie multiple times over a certain period, the movie is being shown to the public for the first time on a Company network (a “Network Movie Premiere”) and the Network Movie Premiere advertising is sold at a premium rate, a portion of the licensing cost is amortized upon the initial airing of the movie, with the remaining cost amortized on a straight-line basis (or per-play basis, if greater) over the remaining licensing period. The amortization that accelerates upon the first airing versus subsequent airings is determined based on a study of historical advertising sales for similar programming. Licensed series agreements containing a barter component are amortized in the same manner in which license series agreements without a barter component are amortized.

For a pay cable network that is not advertising-supported (e.g., HBO), each program’s costs are amortized on a straight-line basis over its license period or estimated period of use of the related shows, beginning with the month of initial exhibition. When the Company has the right to exhibit feature theatrical programming in multiple windows over a number of years, the Company uses historical audience performance as its basis for determining the amount of a film’s programming amortization attributable to each window.

The Company carries programming inventory at the lower of unamortized cost or estimated net realizable value. For cable networks that earn both Advertising and Subscription revenues (e.g., TBS, TNT, etc.), the Company evaluates the net realizable value of unamortized cost based on the package of programming provided to the subscribers by the network. Specifically, in assessing whether the programming inventory for a particular network is impaired, the Company determines the net realizable value for all of the network’s programming arrangements based on a projection of the network’s estimated combined subscription revenues and advertising revenues. Similarly, based on the premise that customers subscribe to a premium service (e.g., HBO) because of the overall quality of its programming, the Company performs its evaluation of the net realizable value of unamortized programming costs based on the package of programming provided to the subscribers by the network. Specifically, the Company determines the net realizable value for all of its premium service programming arrangements based on projections of estimated subscription revenues and, where applicable, video and licensing revenues.

Publishing

Magazine Subscription and Advertising revenues are recognized at the magazine cover date. The unearned portion of magazine subscriptions is deferred until the magazine cover date, at which time a proportionate share of the gross subscription price is included in revenues, net of any commissions paid to subscription agents. Also included in Subscription revenues are revenues generated from single-copy sales of magazines through retail outlets such as newsstands, supermarkets, convenience stores and drugstores, which may or may not result in future subscription sales. Advertising revenues from websites are recognized as the services are performed.

Certain products, such as magazines sold at newsstands and other merchandise, are sold to customers with the right to return unsold items. Revenues from such sales are recognized when the products are shipped, based on gross sales less a provision for future estimated returns based on historical experience.

Inventories of merchandise are stated at the lower of cost or estimated realizable value. Cost is determined using primarily the first-in, first-out method, or, alternatively, the average cost method. Returned goods included in

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventory are valued at estimated realizable value, but not in excess of cost. See Note 6 for additional discussion of inventory.

Filmed Entertainment Cost Recognition and Impairments

The Company accounts for film and television production costs, as well as related revenues (“film accounting”), in accordance with the guidance in SOP 00-2. An aspect of film accounting impacting the Filmed Entertainment segment (and the Networks segment, to a lesser degree) that requires the exercise of judgment relates to the process of estimating a film’s ultimate revenues and is important for two reasons. First, while a film is being produced and the related costs are being capitalized, as well as at the time the film is released, it is necessary for management to estimate the ultimate revenues, less additional costs to be incurred (including exploitation and participation costs), in order to determine whether the value of a film has been impaired and, thus, requires an immediate write-off of unrecoverable film costs. The second area where ultimate revenues judgments play an important role is in the determination of the amount of capitalized film costs recognized as costs of revenues for a given film, including participation costs in a particular period. This cost recognition is based on the proportion of the film’s revenues recognized for each period as compared to the film’s estimated ultimate revenues. Similarly, the recognition of participation and residuals is based on the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues. To the extent that ultimate revenues are adjusted, the resulting gross margin reported on the exploitation of that film in a period is also adjusted.

Prior to release, management bases its estimates of ultimate revenues for each film on factors such as the historical performance of similar films, the star power of the lead actors and actresses, the rating and genre of the film, pre-release market research (including test market screenings) and the expected number of theaters in which the film will be released. Management updates such estimates based on information available on the progress of the film’s production and, upon release, the actual results of each film. Changes in estimates of ultimate revenues from period to period affect the amount of film costs amortized in a given period and, therefore, could have an impact on the segment’s financial results for that period. For example, prior to a film’s release, the Company often will test market the film to the film’s targeted demographic. If the film is not received favorably, the Company may (i) reduce the film’s estimated ultimate revenues, (ii) revise the film, which could cause the production costs to exceed budget or (iii) perform a combination of both. Similarly, a film that generates lower-than-expected theatrical revenues in its initial weeks of release would have its theatrical, home video and television distribution ultimate revenues adjusted downward. A failure to adjust for a downward change in ultimate revenues estimates could result in the understatement of capitalized film costs amortization for the period. The Company recorded film cost amortization of $3.293 billion, $3.374 billion and $3.505 billion in 2007, 2006 and 2005, respectively. Included in film cost amortization are film impairments primarily related to pre-release theatrical films of $240 million, $271 million and $199 million in 2007, 2006 and 2005, respectively.

Barter Transactions

Time Warner enters into transactions that either exchange advertising for advertising (“Advertising Barter”) or advertising for other products and services (“Non-advertising Barter”). Advertising Barter transactions are recorded at the estimated fair value of the advertising given in accordance with the provisions of EITF Issue No. 99-17, Accounting for Advertising Barter Transactions. Revenues for Advertising Barter transactions are recognized when advertising is provided, and services received are charged to expense when used. Non-advertising Barter transactions are recognized by the programming licensee (e.g., a television network) as programming inventory and deferred advertising revenue at the estimated fair value when the product is available for telecast. Barter programming inventory is amortized in the same manner as the non-barter component of the licensed programming, and advertising revenue is recognized when delivered. From the perspective of the programming licensor (e.g., a film studio), incremental licensing revenue is recognized when the barter advertising spots received are either used or sold to third parties. Revenue from barter transactions is not material to the Company’s consolidated statement of operations for any of the periods presented herein.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Multiple-Element Transactions

Multiple-element transactions involve situations where judgment must be exercised in determining the fair value of the different elements in a bundled transaction. As the term is used here, multiple-element arrangements can involve:

•	Contemporaneous purchases and sales (e.g., the AOL segment sells advertising services to a customer and at the same time purchases goods or services and/or makes an investment in that customer);
•	Sales of multiple products and/or services (e.g., the Cable segment sells video, high-speed data and voice services to a customer); and/or
•	Purchases of multiple products and/or services, or the settlement of an outstanding item contemporaneous with the purchase of a product or service (e.g., the Cable segment settles a dispute on an existing programming contract at the same time that it enters into a new programming contract with the same programming vendor).

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

Arrangements, although negotiated contemporaneously, may be documented in one or more contracts. In accounting for such arrangements, the Company looks to the guidance contained in the following authoritative literature:

•	Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”);
•	FASB Statement No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29 (“FAS 153”);
•	EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-09”); and
•	EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”).

The Company’s accounting policy for each transaction negotiated contemporaneously is to record each element of the transaction based on the respective estimated fair values of the products or services purchased and the products or services sold. The judgments made in determining fair value in such transactions impact the amount of revenues, expenses and net income recognized over the respective terms of the transactions, as well as the respective periods in which they are recognized. If the Company is unable to determine the fair value of one or more of the elements being purchased, revenue recognition is limited to the total consideration received for the products or services sold, less supported payments. For example, if the Company sells advertising to a customer for $10 million in cash and contemporaneously enters into an arrangement to acquire software for a stated value of $2 million from the same customer, but the fair value of the software cannot be reliably determined, the Company would limit the recognized advertising revenue to $8 million and would ascribe no value to the software acquisition. As another example, if the Company sells advertising to a customer for $10 million in cash and contemporaneously invests $2 million in the equity of that same customer at fair value, the Company would recognize advertising revenue of $10 million and would ascribe $2 million to the equity investment. Accordingly, the judgments made in determining fair value in such arrangements impact the amount of revenues, expenses and net income recognized over the term of the contract, as well as the period in which they are recognized.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In determining the fair value of the respective elements, the Company refers to quoted market prices (where available), independent appraisals (where available), historical transactions or comparable cash transactions. In addition, the existence of price protection in the form of “most-favored-nation” clauses or similar contractual provisions is generally indicative of the stated terms of a transaction being at fair value. Additionally, individual elements of a multiple-element transaction whose values are dependent on future performance (and based on independent factors) are generally indicative of fair value terms. For example, consider a multiple-element transaction involving (i) the sale of a business to Company A for $100 million and (ii) an agreement that the Company will act as Company A’s sales agent and receive future commissions based on the volume of future sales generated. The terms of such an arrangement would be indicative of fair value, because the generation of future commissions is based on an independent factor (i.e., prospective sales levels).

Further, in a contemporaneous purchase and sale transaction, evidence of fair value for one element of a transaction may provide support that value was not transferred from one element in a transaction to another element in a transaction. For example, if the Company sells advertising to a customer and contemporaneously invests in the equity of that same customer, evidence of the fair value of the investment may support the fair value of the advertising sold.

An example of a multiple-element transaction that occurred during 2007 that required significant judgment was a transaction the Company completed with Liberty Media Corporation (“Liberty”), in which Liberty exchanged approximately 68.5 million shares of Time Warner common stock for the stock of a subsidiary of Time Warner that owned assets including the Braves and Leisure Arts (at a fair value of $473 million) and $960 million of cash.

Because there were different accounting treatments afforded to the different elements of this arrangement, it was important for the respective elements to be valued appropriately. The transfer of the Braves and Leisure Arts to Liberty was accounted for as a sale of these businesses, which resulted in a gain whereas the Time Warner common stock acquired from Liberty was recorded as treasury stock (that was simultaneously retired) at its approximate fair value. Based on a review of the nature of the arrangements, the discernable fair value of Time Warner common stock, independent valuations performed on the Braves and Leisure Arts and representations of individuals involved in the negotiations, the Company concluded the stated terms of the transaction were representative of fair value and, therefore, followed the stated terms in accounting for this arrangement. For more information on this transaction, see Note 4.

Sales of Multiple Products or Services

The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is based on the guidelines of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SAB No. 104, Revenue Recognition. Specifically, if the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether it has fair value evidence for each deliverable in the transaction. If the Company has fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition accounting policies. If the Company is unable to determine fair value for one or more undelivered elements of the transaction, the Company recognizes revenue on a straight-line basis over the term of the agreement. For example, the Cable segment sells video, high-speed data and voice services to subscribers in a bundled package at a rate lower than if the subscriber purchases each product on an individual basis. Subscription revenues received from such subscribers are allocated to each product in a pro-rata manner based on the fair value of each of the respective services.

Purchases of Multiple Products or Services

The Company’s policy for cost recognition in instances where multiple products or services are purchased contemporaneously from the same counterparty is consistent with the Company’s policy for the sale of multiple

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

This policy also applies in instances where the Company settles a dispute at the same time the Company purchases a product or service from that same counterparty. For example, the Cable segment may settle a dispute on an existing programming contract with a programming vendor at the same time that it enters into a new programming contract with the same programming vendor. Because the Cable segment is negotiating both the settlement of the dispute and a new programming contract, each of the elements is evaluated to ensure it is accounted for at fair value. The amount allocated to the settlement of the dispute, if determinable and supportable, would be recognized immediately, whereas the amount allocated to the new programming contract would be accounted for prospectively, consistent with the accounting for other similar programming agreements. In the event the fair value of the two elements could not be established, the net amount paid or payable to the vendor would be recognized over the term of the new or amended programming contract.

Gross versus Net Revenue Recognition

In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. The accounting issue presented by these arrangements is whether the Company should report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenues less expense) is reflected in Operating Income. Accordingly, the impact on Operating Income is the same whether the Company records revenue on a gross or net basis. For example, if the Company’s Filmed Entertainment segment distributes a film to a theater for $15 and remits $10 to the independent production company, representing its share of proceeds, the Company must determine whether the Filmed Entertainment segment should record gross revenue from the theater of $15 and $10 of expenses or record as revenue the net amount retained of $5. In either case, the impact on Operating Income is $5.

The determination of whether revenue should be reported gross or net is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as a principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement.

In determining whether the Company acts as the principal or an agent, the Company follows the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). Pursuant to such guidance, the Company serves as the principal in transactions in which it has substantial risks and rewards of ownership.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Specifically, the following are examples of arrangements where the Company is an intermediary or uses an intermediary:

•	The AOL segment sells advertising on behalf of third parties. AOL generates a significant amount of advertising revenues by selling advertising on websites of third-party Internet publishers (referred to as the “Third Party Network”). The determination of whether AOL should report its revenues based on the gross amount billed to its advertising customers, with the amounts paid to the Third Party Network (for the advertising inventory acquired) reported as costs of revenues, requires a significant amount of judgment based on an analysis of several factors. Because AOL is generally responsible for (i) identifying and contracting with its advertising customers, (ii) establishing the selling and purchase prices of the inventory, (iii) serving the advertisements at AOL’s cost and expense, (iv) performing all billing and collection activities and (v) bearing sole liability for fulfillment of the advertising, AOL generally reports revenues earned and costs incurred related to these transactions on a gross basis. During 2007, AOL earned and reported gross Advertising revenues of $655 million and incurred costs of revenues of $485 million related to providing advertising services on the Third Party Network. As AOL expands its third-party advertising network, the degree to which these judgments impact AOL’s financial reporting is expected to increase.

•	The Cable segment collects franchise fees from customers. The Cable segment is assessed franchise fees by franchising authorities, which are passed on to the customer. The accounting issue presented by these arrangements is whether TWC should report revenues based on the gross amount billed to the ultimate customer or on the net amount received from the customer after payments to franchising authorities. The Company has determined that these amounts should be reported on a gross basis. TWC’s policy is that, in instances where the fees are being assessed directly to the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis. That is, amounts paid to the governmental authorities are recorded as costs of revenues and amounts received from the customer are recorded as Subscription revenues. The amount of such franchise fees recorded on a gross basis was $495 million in 2007, $392 million in 2006 and $284 million in 2005.

•	The Filmed Entertainment segment distributes films on behalf of independent film producers. The Filmed Entertainment segment may provide motion picture distribution services for an independent production company in the worldwide theatrical, home video, television and/or videogame markets. The independent production company may retain final approval over the distribution, marketing, advertising and publicity for each film in all media, including the timing and extent of the releases, the pricing and packaging of packaged goods units and approval of all television licenses. The Filmed Entertainment segment records revenue generated in these distribution arrangements on a gross basis when it (i) is the merchant of record for the licensing arrangements, (ii) is the licensor/contracting party, (iii) provides the materials to licensees, (iv) handles the billing and collection of all amounts due under such arrangements and (v) bears the risk of loss related to distribution advances and/or the packaged goods inventory. If the Filmed Entertainment segment does not bear the risk of loss as described in the previous sentence, the arrangements are accounted for on a net basis.

•	The Publishing segment utilizes subscription agents to generate magazine subscribers. As a way to generate magazine subscribers, the Publishing segment sometimes uses third-party subscription agents to secure subscribers and, in exchange, the agents receive a percentage of the Subscription revenues generated. The Publishing segment records revenues from subscriptions generated by the agent, net of the fees paid to the agent, primarily because the subscription agent (i) has the primary contact with the customer, (ii) performs all of the billing and collection activities, and (iii) passes the proceeds from the subscription to the Publishing segment after deducting the agent’s commission.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

Time Warner expenses advertising costs as they are incurred, which is when the advertising is exhibited or aired. Advertising expense to third parties was $4.253 billion in 2007, $4.525 billion in 2006 and $5.112 billion in 2005. In addition, the Company had advertising costs of $28 million at December 31, 2007 and $36 million at December 31, 2006 recorded in Prepaid expenses and other current assets on its consolidated balance sheet, which primarily related to prepaid advertising.

Income Taxes

Income taxes are provided using the asset and liability method prescribed by FASB Statement No. 109, Accounting for Income Taxes. Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recorded as a reduction of goodwill. Research and development credits are recorded based on the amount of benefit the Company believes is “more likely than not” of being earned. The majority of such research and development benefits have been recorded to shareholders’ equity as they resulted from stock option deductions for which such amounts are recorded as an increase to additional paid-in-capital. Certain other tax credits earned are offset against the cost of inventory or property acquired or produced.

As previously discussed under “Accounting Standards Adopted in 2007,” on January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements those tax positions determined to be “more likely than not” of being sustained upon examination, based on the technical merits of the positions.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that it believes are “more likely than not” of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained.

The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense. For further information, see Note 8.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the group of assets being disposed of comprises a component of the entity; that is, whether it has historic operations and cash flows that can be clearly distinguished (both operationally and for financial reporting purposes). The Company also determines whether the cash flows associated with the group of assets have been significantly (or will be significantly) eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company has no significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) is reported on the consolidated statement of shareholders’ equity as a component of retained earnings (accumulated deficit) and consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under GAAP, are excluded from net income (loss). For Time Warner, such items consist primarily of unrealized gains and losses on marketable equity investments, gains and losses on certain derivative financial instruments, foreign currency translation gains (losses) and unfunded and underfunded benefit plan obligations.

The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in shareholders’ equity (millions):

		Net	Net			Net
	Foreign	Unrealized	Derivative	Net		Accumulated
	Currency	Gains	Financial	Unfunded/		Other
	Translation	(Losses)	Instrument	Underfunded		Comprehensive
	Gains	on	Gains	Benefit		Income
	(Losses)	Securities	(Losses)	Obligation		(Loss)

Balance at December 31, 2004	$(471)	$654	$(32)	$(45)		$106
2005 activity	430	(603)	22	(19)		(170)

Balance at December 31, 2005	(41)	51	(10)	(64)		(64)
2006 activity	347	(12)	8	(415	)(a)	(72)

Balance at December 31, 2006	306	39	(2)	(479)		(136)
2007 activity	290	—	(7)	2		285

Balance at December 31, 2007	$596	$39	$(9)	$(477)		$149

(a)	Reflects the adoption of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits (“FAS 158”) on December 31, 2006. Specifically, as a result of adopting FAS 158, on December 31, 2006, the Company reflected the funded status of its plans by reducing its net pension asset by $654 million to reflect actuarial and investment losses that had been deferred pursuant to prior pension accounting rules and recording a corresponding deferred tax asset of $239 million and a net after-tax charge of $415 million.

Income Per Common Share

Basic income per common share is computed by dividing the net income applicable to common shares after preferred dividend requirements, if any, by the weighted-average of common shares outstanding during the period. Weighted-average common shares include shares of Time Warner’s common stock and Series LMCN-V common stock. All outstanding shares of Series LMCN-V common stock were tendered to the Company on May 16, 2007 and were retired in connection with the transaction with Liberty described in Notes 4 and 9. Diluted income per common share adjusts basic income per common share for the effects of convertible securities, stock options,

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock, restricted stock units, performance stock units and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

Set forth below is a reconciliation of basic and diluted income per common share from continuing operations:

	Years Ended December 31,
	2007	2006	2005
		(recast)	(recast)
	(millions, except per share amounts)

Income from continuing operations — basic and diluted	$4,051	$5,073	$2,508

Average number of common shares outstanding — basic	3,718.9	4,182.5	4,648.2
Dilutive effect of equity awards	43.4	42.3	41.4
Dilutive effect of mandatorily convertible preferred stock	—	—	20.4

Average number of common shares outstanding — diluted	3,762.3	4,224.8	4,710.0

Income per common share from continuing operations:
Basic	$1.09	$1.21	$0.54

Diluted	$1.08	$1.20	$0.53

Diluted income per common share for 2007, 2006 and 2005 excludes approximately 293 million, 404 million and 391 million, respectively, common shares issuable under the Company’s stock compensation plans because they do not have a dilutive effect.

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

As a result of the closing of the Adelphia/Comcast Transactions on July 31, 2006, TWC acquired systems with approximately 4.0 million basic video subscribers and disposed of systems with approximately 0.8 million basic video subscribers previously owned by TWC that were transferred to Comcast in connection with the Redemptions and the Exchange for a net gain of approximately 3.2 million basic video subscribers.

On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the terms of the reorganization plan, during 2007, substantially all of the shares of TWC’s Class A common stock that Adelphia received in the Adelphia Acquisition (representing approximately 16% of TWC’s outstanding common stock) were distributed to Adelphia’s creditors. As of December 31, 2007, Time Warner owned approximately 84% of TWC’s outstanding common stock. On March 1, 2007, TWC’s Class A common stock began trading on the New York Stock Exchange under the symbol “TWC.”

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Texas/Kansas City Cable Joint Venture

TKCCP was a 50-50 joint venture between a consolidated subsidiary of TWC (Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”)) and Comcast. On January 1, 2007, TKCCP distributed its assets to TWC and Comcast. TWC received the Kansas City Pool, which served 788,000 basic video subscribers as of December 31, 2006, and Comcast received the pool of assets consisting of the Houston cable systems (the “Houston Pool”), which served 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. TKCCP was formally dissolved on May 15, 2007. For accounting purposes, the Company has treated the distribution of TKCCP’s assets as a sale of the Company’s 50% equity interest in the Houston Pool and as an acquisition of Comcast’s 50% equity interest in the Kansas City Pool. As a result of the sale of the Company’s 50% equity interest in the Houston Pool, the Company recorded a pretax gain of $146 million in the first quarter of 2007, which is included as a component of other income, net, in the consolidated statement of operations for the year ended December 31, 2007.

The acquisition of Comcast’s 50% equity interest in the Kansas City Pool on January 1, 2007 was treated as a step-acquisition and accounted for as a purchase business combination. The consideration paid to acquire the 50% equity interest in the Kansas City Pool was the fair value of the 50% equity interest in the Houston Pool transferred to Comcast. The estimated fair value of TWC’s 50% interest in the Houston Pool of $880 million was determined using a DCF analysis and was reduced by debt assumed by Comcast. Of the total purchase price, $612 million has been allocated to intangible assets not subject to amortization and $183 million has been allocated to property, plant and equipment with the remainder of $85 million allocated to other assets and liabilities.

Supplemental Unaudited Pro Forma Information for Significant Acquisitions

The following schedule presents 2006 supplemental unaudited pro forma information as if the Adelphia/Comcast Transactions and the consolidation of the Kansas City Pool had occurred on January 1, 2006. The unaudited pro forma information is presented based on information available, is intended for informational purposes only and is not necessarily indicative of and does not purport to represent what Time Warner’s future financial condition or operating results would be after giving effect to the Adelphia/Comcast Transactions and the consolidation of the Kansas City Pool, and does not reflect actions undertaken by management in integrating these businesses (e.g., the cost of incremental capital expenditures). In addition, this supplemental information does not reflect financial and operating benefits TWC expected to realize as a result of the Adelphia/Comcast Transactions and the consolidation of the Kansas City Pool (millions, except per share amounts).

Pro Forma
Year Ended
December 31,
2006

Revenues	$46,501
Costs of revenues(a)	(23,775)
Selling, general and administrative expenses(a)	(10,414)
Other, net	(536)
Depreciation	(3,440)
Amortization	(737)

Operating Income	7,599
Interest expense, net	(2,050)
Other income, net	672

Income from continuing operations before income taxes	6,221
Income tax provision	(1,253)

Income from continuing operations	$4,968

Basic net income per common share from continuing operations	$1.19
Diluted net income per common share from continuing operations	$1.18

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	GOODWILL AND INTANGIBLE ASSETS

As a creator and distributor of branded information and copyrighted entertainment products, Time Warner has a significant number of intangible assets, including cable television franchises, film and television libraries and other copyrighted products, trademarks and customer lists. Goodwill and intangible assets, primarily certain franchise assets, trademarks and brand names are tested annually for impairment during the fourth quarter, or earlier upon the occurrence of certain events or substantive changes in circumstances.

The Company recorded impairments of $34 million in 2007, $200 million in 2006 and $24 million in 2005. In 2007, the Company recorded a pretax impairment charge of $34 million related to the Courtroom Television Network LLC (“Court TV”) tradename as a result of rebranding the Court TV network name to truTV, effective January 1, 2008. In 2006, the Company recorded a pretax goodwill impairment charge of $200 million to reduce the carrying value of The WB Network’s goodwill prior to its contribution to The CW Television Network (“The CW”), as more fully described in Note 4. In 2005, the Company recorded a pretax goodwill impairment charge of $24 million related to America Online Latin America, Inc. (“AOLA”). These impairment charges were noncash in nature and did not affect the Company’s liquidity or result in non-compliance with respect to any debt covenants. In addition, the Company tests goodwill and indefinite-lived intangible assets for impairment annually as of December 31. The Company determined during the annual impairment reviews for goodwill that no additional impairments existed as of December 31, 2007, 2006 or 2005. For more information, see Note 1.

A summary of changes in the Company’s goodwill related to continuing operations during the years ended December 31, 2007 and 2006 by reportable segment is as follows (millions):

		Acquisitions,
	December 31,	Dispositions &	Translation	December 31,
	2006	Adjustments	Adjustments	2007
	(recast)

AOL(a)	$2,884	$625	$18	$3,527
Cable(b)	2,059	58	—	2,117
Filmed Entertainment	5,421	36	3	5,460
Networks(c)	20,925	149	1	21,075
Publishing(d)	9,460	(11)	121	9,570

Total	$40,749	$857	$143	$41,749

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Acquisitions,
	December 31,	Dispositions &		Translation	December 31,
	2005	Adjustments	Impairment(e)	Adjustments	2006
	(recast)	(recast)			(recast)

AOL(a)	$3,102	$(249)	$—	$31	$2,884
Cable(b)	1,769	290	—	—	2,059
Filmed Entertainment	5,256	165	—	—	5,421
Networks(c)	20,572	556	(200)	(3)	20,925
Publishing(d)	9,227	50	—	183	9,460

Total	$39,926	$812	$(200)	$211	$40,749

(a)	2007 primarily includes $88 million related to the acquisition of Third Screen Media, Inc. (“TSM”), $89 million related to the acquisition of ADTECH AG (“ADTECH”), $221 million related to the acquisition of TACODA, Inc. (“TACODA”), and $238 million related to the acquisition of Quigo Technologies, Inc. (“Quigo”). 2006 primarily includes $318 million related to the transfer of goodwill to AOL’s European access businesses sold or held for sale. The integration of these businesses into AOL is expected to create substantial synergies, which has resulted in a greater proportion of the purchase price being allocated to goodwill as compared to identifiable intangible assets.
(b)	2007 primarily includes $64 million of purchase price adjustments related to the Adelphia Acquisition and the Exchange. 2006 primarily includes goodwill recorded of $1.1 billion in the Adelphia Acquisition and the Exchange, partially offset by a $738 million adjustment to goodwill related to the excess of the carrying value of the Comcast minority interests in TWC and TWE acquired over the total fair value of the Redemptions. Of the $738 million adjustment to goodwill, $719 million is associated with the TWC Redemption and $19 million is associated with the TWE Redemption. Refer to Note 2 for additional information regarding the Adelphia/Comcast Transactions.
(c)	2007 primarily includes $90 million related to the acquisition of Imagen Satelital S.A. and $50 million related to HBO acquisitions. 2006 primarily includes $722 million related to the acquisition of the remaining interest in Court TV partially offset by a $73 million transfer to investment in The CW.
(d)	2007 primarily includes $25 million related to the acquisition of Trusted Review, $24 million related to the acquisition of Metros Cubicos, offset by $56 million related to the sale of non-strategic magazine titles. 2006 primarily includes $127 million related to goodwill associated with the purchase of the remaining interest in Synapse Group, Inc. partially offset by $25 million related to the transfer of Grupo Editorial Expansión’s goodwill to intangible assets.
(e)	2006 relates to a $200 million noncash goodwill impairment charge related to The WB Network.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s intangible assets and related accumulated amortization consisted of the following (millions):

	December 31, 2007			December 31, 2006
		Accumulated			Accumulated
	Gross	Amortization(a)	Net	Gross	Amortization(a)	Net
					(recast)

Intangible assets subject to amortization:
Film library	$3,967	$(1,490)	$2,477	$3,967	$(1,277)	$2,690
Customer lists and other intangible assets(b)	4,684	(1,994)	2,690	4,424	(1,910)	2,514

Total	$8,651	$(3,484)	$5,167	$8,391	$(3,187)	$5,204

Intangible assets not subject to amortization:
Cable television franchises(c)	$40,312	$(1,390)	$38,922	$39,342	$(1,294)	$38,048
Brands, trademarks and other intangible assets(d)	8,555	(257)	8,298	8,571	(257)	8,314

Total	$48,867	$(1,647)	$47,220	$47,913	$(1,551)	$46,362

(a)	Amortization of customer lists and other intangible assets subject to amortization is provided generally on a straight-line basis over their respective useful lives. The weighted-average useful life for customer lists is 4 years. The film library is amortized using a film forecast methodology. The Company evaluates the useful lives of its finite-lived intangible assets each reporting period to determine whether events or circumstances warrant revised estimates of useful lives.
(b)	The change in 2007 includes approximately $205 million related to additional intangibles acquired from the acquisitions of TACODA, Yedda, Inc., and Quigo, $115 million related to acquired customer lists and other intangibles from the acquisition of Imagen, $90 million related to acquired customer lists from the acquisition of TT Games Limited, $77 million related to the consolidation of the Kansas City Pool, and $52 million related to the acquisition of ADTECH and TSM.
(c)	The increase in 2007 is primarily related to $905 million of intangibles related to the consolidation of the Kansas City Pool.
(d)	The decrease in 2007 is primarily related to a pretax impairment charge of $34 million related to the Court TV tradename as a result of rebranding the Court TV network name to truTV, effective January 1, 2008.

The Company recorded amortization expense of $674 million in 2007 compared to $587 million in 2006 and $574 million in 2005. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years ended December 31 is as follows: 2008 – $730 million; 2009 – $677 million; 2010 – $536 million; 2011 – $333 million; and 2012 – $305 million. These amounts may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized.

4.	BUSINESS ACQUISITIONS AND DISPOSITIONS

In addition to the business acquisitions and disposals discussed in Note 3, the Company acquired, sold or engaged in other transactions impacting the following businesses as discussed below.

Quigo Acquisition

On December 19, 2007, the Company, through its AOL segment, completed the purchase of Quigo Technologies, Inc. (“Quigo”), a site and content-targeted advertising company, for $346 million in cash, net of cash acquired. The Quigo acquisition did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2007.

TT Games Acquisition

On December 6, 2007, the Company, through its Filmed Entertainment Segment, completed the purchase of TT Games Limited (“TT Games”), a U.K.-based developer and publisher of video games, for $133 million in cash, net of cash acquired, subject to a working capital adjustment, with up to an additional $250 million that may become

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable subject to the achievement of certain earnings targets after a five-year period. The TT Games acquisition did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2007.

Imagen Acquisition

On October 3, 2007, the Company, through its Networks segment, completed the purchase of seven pay television networks and the sales representation rights for eight third-party-owned networks operating principally in Latin America from Claxson Interactive Group, Inc. for $229 million in cash, net of cash acquired (the “Imagen Acquisition”). The Imagen Acquisition did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2007.

TACODA Acquisition

On September 6, 2007, the Company, through its AOL segment, completed the purchase of TACODA, Inc. (“TACODA”), an online behavioral targeting advertising network, for $274 million in cash, net of cash acquired. The TACODA acquisition did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2007.

Divestitures of Certain Non-Core AOL Wireless Businesses

On August 24, 2007, the Company completed the sale of Tegic, a wholly owned subsidiary of AOL, to Nuance Communications, Inc. for $265 million in cash, which resulted in a pretax gain of $200 million. In addition, in the third quarter of 2007, the Company transferred the assets of Wildseed, a wholly owned subsidiary of AOL, to a third party. The Company recorded a pretax charge of $7 million related to this divestiture in the second quarter of 2007 and an impairment charge of $18 million on the long-lived assets of Wildseed in the first quarter of 2007. All amounts related to both Tegic and Wildseed have been reflected as discontinued operations for all periods presented.

Transaction with Liberty

On May 16, 2007, the Company completed a transaction in which Liberty exchanged approximately 68.5 million shares of Time Warner common stock for the stock of a subsidiary of Time Warner that owned assets including the Braves and Leisure Arts (at a fair value of $473 million) and $960 million of cash (the “Liberty Transaction”). The Company recorded a pretax gain of $71 million on the sale of the Braves, which is net of indemnification obligations valued at $60 million. The Company has agreed to indemnify Liberty for, among other things, increases in the amount due by the Braves under MLB’s revenue sharing rules from expected amounts for fiscal years 2007 to 2027, to the extent attributable to local broadcast and other contracts in place prior to the Liberty Transaction. The Liberty Transaction was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, the historical deferred tax liabilities of $83 million associated with the Braves were no longer required. In the first quarter of 2007, the Company recorded an impairment charge of $13 million on its investment in Leisure Arts. The results of operations of the Braves and Leisure Arts have been reflected as discontinued operations for all periods presented.

Sale of Bookspan

On April 9, 2007, the Company sold its 50% interest in Bookspan, a joint venture accounted for as an equity-method investment that primarily owns and operates book clubs via direct mail and e-commerce, to a subsidiary of Bertelsmann AG for a purchase price of $145 million, which resulted in a pretax gain of $100 million.

Sale of Parenting Group and most of the Time4 Media magazine titles

On March 3, 2007, the Company sold its Parenting Group and most of the Time4 Media magazine titles, consisting of 18 of Time Inc.’s smaller niche magazines, to a subsidiary of Bonnier AB, a Swedish media company,

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for $220 million, which resulted in a pretax gain of $54 million. The results of operations of the Parenting Group and Time4 Media magazine titles that were sold have been reflected as discontinued operations for all periods presented.

Sales of AOL’s European Access Businesses

On February 28, 2007, the Company completed the sale of AOL’s German access business to Telecom Italia S.p.A. for $850 million in cash, resulting in a net pretax gain of $668 million. In connection with this sale, the Company entered into a separate agreement to provide ongoing web services, including content, e-mail and other online tools and services, to Telecom Italia S.p.A. The assets and liabilities of AOL’s German access business of $219 million and $97 million, respectively, have been reflected as assets and liabilities held for sale as of December 31, 2006 and included in Prepaid expenses and other current assets and Other current liabilities, respectively, in the consolidated balance sheet. For the year ended December 31, 2006, AOL’s European access business in Germany had Subscription revenues of $538 million.

On October 31, 2006, the Company completed the sale of AOL’s French access business to Neuf Cegetel S.A. for approximately $360 million in cash. On December 29, 2006, the Company completed the sale of AOL’s U.K. access business to the Carphone Warehouse Group PLC for approximately $712 million cash, $476 million of which was paid at closing and the remainder of which is payable over the eighteen months following the closing. The Company recorded pretax gains on these sales of $769 million. In connection with these sales, the Company entered into separate agreements to provide ongoing web services, including content, e-mail and other online tools and services, to the respective purchasers of these businesses. For the year ended December 31, 2006, AOL’s European access business in France and the U.K. had Subscription revenues of $1.024 billion.

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

Court TV Acquisition

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

The WB Network

On September 17, 2006, the Company ceased the operations of The WB Network in connection with the agreement between Warner Bros. and CBS Corporation (“CBS”) to form a new fully-distributed national broadcast network, The CW and contributed the assets for a 50% interest in The CW, which is being accounted for as an equity-method investment.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with other Time Warner divisions (e.g., New Line) that have been eliminated in consolidation, resulting in a net charge related to programming arrangements of $40 million for the year ended December 31, 2006.

AOL-Google Alliance

On April 13, 2006, the Company completed its issuance of a 5% equity interest in AOL to Google Inc. (“Google”) for $1 billion in cash. In accordance with SAB No. 51, Time Warner recognized a gain of approximately $801 million, reflected in shareholders’ equity as an adjustment to paid-in-capital, in the second quarter of 2006. As part of the April 2006 transaction, Google received certain registration rights relating to its equity interest in AOL. Beginning on July 1, 2008, Google will have the right to require AOL to register Google’s 5% equity interest for sale in an initial public offering. If Google exercises this right, Time Warner will have the right to purchase Google’s equity interest for cash or shares of Time Warner common stock based on the appraised fair market value of the equity interest in lieu of conducting an initial public offering. The Company cannot predict whether Google will request the Company register its 5% equity interest in AOL or, if requested, whether the Company would exercise its option to purchase Google’s interest at its then appraised value.

Summary of Discontinued Operations

Discontinued operations in 2007, 2006 and 2005 reflect certain businesses sold, which included Tegic, Wildseed, the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts and the Braves. Discontinued operations in 2006 and 2005 also included the operations of the Transferred Systems, Turner South, TWBG and WMG. Financial data for the discontinued operations for 2007, 2006 and 2005 is as follows (millions, except per share amounts):

	Years Ended December 31,
	2007	2006	2005

Total revenues	$133	$1,097	$1,817
Pretax income	$227	$664	$270
Income tax benefit (provision)	109	790	(107)

Net income	$336	$1,454	$163

Basic net income per common share	$0.09	$0.35	$0.03

Average basic common shares outstanding	3,718.9	4,182.5	4,648.2

Diluted net income per common share	$0.09	$0.34	$0.04

Average diluted common shares outstanding	3,762.3	4,224.8	4,710.0

Included in discontinued operations for the year ended December 31, 2007 were (i) a pretax gain of $200 million and a related tax provision of $14 million on the sale of Tegic; (ii) a pretax gain of $71 million and a related tax benefit of $83 million on the sale of the Braves; (iii) a pretax gain of $54 million and a related tax benefit of $13 million on the sale of the Parenting Group and most of the Time4 Media magazine titles; (iv) an impairment of $18 million on AOL’s long-lived assets associated with Wildseed; (v) an impairment of $13 million on the Company’s investment in Leisure Arts; and (vi) a $21 million accrual related to changes in estimates of WMG liabilities. The tax provision on the sale of Tegic included a tax benefit associated with the use of tax attribute carryforwards, partially offset by a tax charge attributable to the reversal of a deferred tax asset. The tax benefit recognized for the Braves transaction resulted primarily from the reversal of certain deferred tax liabilities in connection with the Liberty Transaction. The Liberty Transaction was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, the historical deferred tax liabilities associated with the Braves were no longer required. The tax benefit recognized for the magazine sale transaction resulted primarily from the recognition of deferred tax assets associated with the sale of the magazine titles. In addition, the Company made payments of $26 million related to WMG indemnification liabilities

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established in prior years, which are disclosed on the Company’s consolidated statement of cash flows as Investment activities of discontinued operations.

Included in discontinued operations in 2006 were a pretax gain of $165 million on the Transferred Systems and a net tax benefit of $807 million, comprised of a tax benefit of $814 million on the Redemptions, partially offset by a provision of $7 million on the Exchange. The tax benefit of $814 million resulted primarily from the reversal of historical deferred tax liabilities that had existed on systems transferred to Comcast in the TWC Redemption. The TWC Redemption was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, such liabilities were no longer required. However, if the IRS were successful in challenging the tax-free characterization of the TWC Redemption, an additional cash liability on account of taxes of up to an estimated $900 million could become payable by the Company. Also included in 2006 were a pretax gain of $129 million and a related tax benefit of $21 million on the sale of Turner South and a pretax gain of $207 million and a related tax benefit of $24 million on the sale of TWBG. The tax benefits on the sales of Turner South and TWBG resulted primarily from the release of a valuation allowance associated with tax attribute carryforwards offsetting the gains on these transactions.

5.	INVESTMENTS, INCLUDING AVAILABLE-FOR-SALE SECURITIES

The Company’s investments consist of equity-method investments, fair-value investments, including available-for-sale investments, and cost-method investments. Time Warner’s investments, by category, consist of (millions):

	December 31,
	2007	2006
		(recast)

Equity-method investments	$936	$2,449
Fair-value investments, including available-for-sale investments	925	833
Cost-method investments	102	144

Total	$1,963	$3,426

Equity-Method Investments

At December 31, 2007, investments accounted for using the equity method, and the respective ownership percentage held by Time Warner, primarily include the following: The CW (50% owned), a wireless joint venture with several other cable companies (the “Wireless Joint Venture”) (27.8% owned) and certain network and filmed entertainment joint ventures (generally 25-50% owned). The Company’s recorded investment for the Wireless Joint Venture approximates the Company’s equity interests in the underlying net assets of this equity-method investment. At December 31, 2006, equity-method investments also included TKCCP (50% owned as of December 31, 2006). TWC began consolidating the results of the Kansas City Pool on January 1, 2007 as discussed in Note 2.

The Company, through its Warner Bros. division, owns a 50% interest in The CW, a national broadcast network, which it accounts for using the equity method of accounting as prescribed by APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). To date, The CW has not reported profits, and in September 2007 started its second season of programming. Financial results achieved by the network in the current season have been lower than previously estimated and, as a result, The CW’s 2008 budget and long-term operating and cash flow plans through 2011 were revised. Accordingly, the Company has determined that its interest in The CW has sustained an impairment and recorded a pretax impairment charge of $73 million in Other income, net in the consolidated statement of operations for the year ended December 31, 2007 to reduce the carrying value of the Company’s investment in The CW. As of December 31, 2007, the Company’s investment balance in The CW is $39 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair-Value Investments, Including Available-for-Sale Investments

The fair-value investments, including available-for-sale investments, include deferred compensation-related investments, available-for-sale securities and equity derivative instruments of $754 million, $160 million and $11 million, respectively, as of December 31, 2007 and $726 million, $98 million and $9 million, respectively, as of December 31, 2006. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below (millions):

	December 31,
	2007	2006
		(recast)

Cost basis of available-for-sale investments	$99	$36
Gross unrealized gain	64	62
Gross unrealized loss	(3)	—

Fair value of available-for-sale investments	$160	$98

Deferred tax liability	$23	$23

During 2007, 2006 and 2005 there were $32 million, $25 million and $995 million, respectively, of unrealized gains reclassified from Accumulated other comprehensive income, net, to Other income, net, in the consolidated statement of operations, based on the specific identification method.

Equity derivatives are recorded at fair value in the consolidated balance sheet, and the related gains and losses are included as a component of Other income, net. The deferred compensation program is an elective program whereby eligible employees may defer a portion of their annual compensation. A corresponding liability is included within current or noncurrent other liabilities as appropriate.

Cost-Method Investments

The Company’s cost-method investments typically include investments in start-up companies and investment funds. The Company uses available qualitative and quantitative information to evaluate all cost-method investments for impairment at least quarterly. No single investment individually or in the aggregate is considered significant for the periods presented.

2007 Transactions

For the year ended December 31, 2007, the Company recognized net gains of $360 million related to the sale of investments, primarily consisting of a $56 million gain on the sale of the Company’s investment in Oxygen Media Corporation, a $100 million gain on the Company’s sale of its 50% interest in Bookspan and a $146 million gain on TWC’s deemed sale of its 50% interest in the Houston Pool in connection with the distribution of TKCCP’s assets.

2006 Transactions

For the year ended December 31, 2006, the Company recognized net gains of $1.045 billion related to the sale of investments, primarily including an $800 million gain on the sale of the Company’s investment in Time Warner Telecom, a $157 million gain on the sale of the Company’s investment in the Theme Parks and a $51 million gain on the sale of the Company’s investment in Canal Satellite Digital.

2005 Transactions

For the year ended December 31, 2005, the Company recognized net gains of $1.081 billion related to the sale of investments, primarily including a $925 million gain on the sale of the Company’s remaining investment in Google, a $53 million net gain related to the sale of the Company’s option to acquire a minority interest in WMG, a $36 million gain, which was previously deferred, related to the Company’s 2002 sale of a portion of its interest in Columbia House

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Holdings Inc. (“Columbia House”) and an $8 million gain on the sale of its 7.5% remaining interest in Columbia House and simultaneous resolution of a contingency for which the Company had previously accrued.

Investment Write-Downs

For the years ended December 31, 2007, 2006 and 2005, investment gains were partially offset by $142 million, $7 million and $16 million, respectively, of writedowns to reduce the carrying value of certain investments that experienced other-than-temporary declines. The portion of these charges relating to publicly traded securities was $59 million in 2007 (primarily related to the writedown of investment SCi Entertainment Group plc (“SCi”)) and $3 million in 2005. The portion of these charges related to equity-method investments was $74 million in 2007 (primarily related to the writedown of the investment in The CW), $3 million in 2006 and $13 million in 2005. The portion of these charges related to cost-method investments was $9 million in 2007 and $4 million in 2006.

The years ended December 31, 2007 and 2006 also included $2 million and $10 million, respectively, of gains to reflect market fluctuations in equity derivative instruments. The year ended December 31, 2005 also included $1 million of losses to reflect market fluctuations in equity derivative instruments. For more information, see Note 1.

While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. or certain foreign equity markets experience declines in value.

Between January 1, 2008 and February 20, 2008, the Company’s investment in SCi declined by an additional $25 million, which may result in an additional impairment charge in 2008.

6.	INVENTORIES AND FILM COSTS

Inventories and film costs consist of (millions):

	December 31,
	2007	2006
		(recast)

Inventories:
Programming costs, less amortization	$3,579	$3,287
DVDs, books, paper and other merchandise	407	347

Total inventories(a)	3,986	3,634
Less: current portion of inventory	(2,105)	(1,907)

Total noncurrent inventories	1,881	1,727

Film costs — Theatrical:
Released, less amortization	814	682
Completed and not released	165	205
In production	1,017	1,392
Development and pre-production	96	50
Film costs — Television:
Released, less amortization	680	704
Completed and not released	140	158
In production	508	473
Development and pre-production	3	3

Total film cost	3,423	3,667

Total noncurrent inventories and film costs	$5,304	$5,394

(a)	Does not include $2.477 billion and $2.690 billion of net film library costs as of December 31, 2007 and December 31, 2006, respectively, which are included in intangible assets subject to amortization on the consolidated balance sheet (Note 3).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately 89% of unamortized film costs for released theatrical and television product are expected to be amortized within three years from December 31, 2007. In addition, approximately $1.2 billion of the film costs of released and completed and not released theatrical and television product are expected to be amortized during the twelve month period ending December 31, 2008.

7.	LONG-TERM DEBT, REDEEMABLE PREFERRED MEMBERSHIP UNITS AND OTHER FINANCING ARRANGEMENTS

Committed financing capacity and long-term debt consists of (millions):

	Weighted
	Average				Unamortized
	Interest				Discount	2007
	Rate at		2007	Letters	on	Unused	Outstanding Debt(c)
	December 31,		Committed	of	Commercial	Committed	December 31,	December 31,
	2007	Maturities	Capacity	Credit(a)	Paper	Capacity(b)	2007	2006

Cash and equivalents			$1,516	$—	$—	$1,516
Bank credit agreement debt and commercial paper programs(d)	5.33%	2011	16,045	217	8	4,696	$11,124	$12,381
Floating-rate public debt(d)	5.11%	2009	2,000	—	—	—	2,000	2,000
Fixed-rate public debt(d)(e)	6.97%	2008-2037	23,705	—	—	—	23,705	20,285
Other fixed-rate obligations(f)	8.00%	—	301	—	—	—	301	331

Subtotal			43,567	217	8	6,212	37,130	34,997
Debt due within one year(g)			(126)	—	—	—	(126)	(64)

Total			$43,441	$217	$8	$6,212	$37,004	$34,933

(a)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(b)	Includes $3.881 billion of unused committed capacity at TWC.
(c)	The weighted-average interest rate on Time Warner’s total debt was 6.40% at December 31, 2007 and 6.57% at December 31, 2006. Annual repayments of long-term debt, excluding capital lease obligations, for the five years subsequent to December 31, 2007 consist of $766 million due in 2008, $2.000 billion due in 2009, $0 due in 2010, $13.133 billion due in 2011, $4.100 billion due in 2012 and $16.971 billion due thereafter.
(d)	The bank credit agreements, commercial paper programs and public debt of the Company rank pari passu with senior debt of the respective obligors thereon. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 10 years. The table does not include commitments the Company obtained in December 2007 for a $2.0 billion three-year unsecured term loan that closed on January 8, 2008 and has a maturity date of January 8, 2011.
(e)	As of December 31, 2007, the Company has classified $766 million of debt due within the next twelve months as long-term in the consolidated balance sheet to reflect management’s intent and ability to refinance the obligation on a long-term basis through the utilization of the unused committed capacity under the Company’s bank credit agreements, if necessary.
(f)	Includes capital lease and other obligations.
(g)	Debt due within one year primarily relates to capital lease obligations.

Bank Credit Agreements and Commercial Paper Programs

At December 31, 2007, Time Warner has an amended and restated $7.0 billion five-year revolving credit facility. Time Warner also has commitments for a $2.0 billion three-year unsecured term loan (not included in the above table), which closed and funded on January 8, 2008 (the “Time Warner Credit Agreements”) and TWC has a $6.0 billion five-year revolving credit facility and a $3.045 billion five-year term loan facility. These credit facilities are described below.

Time Warner Credit Agreements

At December 31, 2007, Time Warner has a $7.0 billion senior unsecured five-year revolving credit facility with a maturity date of February 17, 2011 (the “TW Revolving Facility”) and commitments for a $2.0 billion three-year unsecured term loan facility (the “TW Term Facility”), which closed and was fully drawn on January 8, 2008. The TW Term Facility has a maturity date of January 8, 2011. Substantially all of the net proceeds from the TW Term Facility were used to repay existing short-term borrowings. The permitted borrowers under the TW Revolving Facility are Time Warner and Time Warner International Finance Limited (the “Borrowers”).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under the TW Revolving Facility bear interest at a rate determined by the credit rating of Time Warner, which rate was LIBOR plus 0.27% per annum as of December 31, 2007. In addition, the Borrowers are required to pay a facility fee on the aggregate commitments under the TW Revolving Facility at a rate determined by the credit rating of Time Warner, which rate was 0.08% per annum as of December 31, 2007. The Borrowers also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit (including letters of credit) under the TW Revolving Facility if and when such amounts exceed 50% of the aggregate commitments thereunder. Borrowings under the TW Term Facility bear interest at a rate determined by the credit rating of Time Warner, which rate was LIBOR plus 0.45% per annum as of January 8, 2008.

The TW Revolving Facility provides same-day funding and multi-currency capability, and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The TW Revolving Facility contains a maximum leverage ratio covenant of 4.5 times the consolidated EBITDA of Time Warner. The terms and related financial metrics associated with the leverage ratio are defined in the TW Revolving Facility agreement. At December 31, 2007, the Company was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreement, of approximately 2.8 times. The TW Revolving Facility does not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. Borrowings under the TW Revolving Facility may be used for general corporate purposes, and unused credit is available to support borrowings by Time Warner under its commercial paper program. The TW Term Facility contains a maximum leverage ratio covenant of 4.5 times the consolidated EBITDA of Time Warner. The terms and related financial metrics associated with the leverage ratio are defined in the TW Term Facility agreement. The TW Term Facility also contains certain events of default customary for credit facilities of this type (with customary grace periods, as applicable).

As of December 31, 2007, there were $4.700 billion of borrowings outstanding under the TW Revolving Facility, $82 million in outstanding face amount of letters of credit were issued under the TW Revolving Facility, and approximately $1.171 billion of commercial paper issued by Time Warner was supported by the TW Revolving Facility. The Company’s unused committed capacity as of December 31, 2007, which excludes both the $2.0 billion commitment for the TW Term Facility and the unused committed capacity of TWC, was $2.331 billion, including $1.284 billion of cash and equivalents.

TWC Credit Agreements

At December 31, 2007, TWC has a $6.0 billion senior unsecured five-year revolving credit facility with a maturity date of February 15, 2011 (the “Cable Revolving Facility”) and a $3.045 billion five-year term loan facility (the “Cable Term Facility” and, collectively with the Cable Revolving Facility, the “Cable Facilities”) with a maturity date of February 21, 2011.

Borrowings under the Cable Revolving Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.27% per annum as of December 31, 2007. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Cable Revolving Facility at a rate determined by the credit rating of TWC, which rate was 0.08% per annum as of December 31, 2007. TWC may also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the Cable Revolving Facility if and when such amounts exceed 50% of the aggregate commitments thereunder. Borrowings under the Cable Term Facility bears interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.40% per annum as of December 31, 2007. In April 2007, TWC used a portion of the proceeds of the Cable Bond Offering (defined below) to repay a portion of the outstanding indebtedness under the Cable Term Facility, which reduced such facility from $4.0 billion to $3.045 billion.

The Cable Revolving Facility provides same-day funding capability and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The Cable Facilities contain a maximum leverage ratio covenant of 5.0 times the consolidated EBITDA of TWC. The terms and related financial

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

metrics associated with the leverage ratio are defined in the Cable Facility agreements. At December 31, 2007, TWC was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreements, of approximately 2.3 times. The Cable Facilities do not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in the financial condition or results of operations of Time Warner or TWC. Borrowings under the Cable Revolving Facility may be used by TWC for general corporate purposes, and unused credit is available to support borrowings by TWC under its commercial paper program. Borrowings under the Cable Facilities were used to finance in part, the cash portions of the Adelphia/Comcast Transactions. As discussed above, in April 2007, TWC used a portion of the proceeds of the Cable Bond Offering to repay a portion of the outstanding indebtedness under the Cable Term Facility. As of December 31, 2007, there were borrowings of $3.045 billion outstanding under the Cable Term Facility, borrowings of $1.800 billion and letters of credit totaling $135 million outstanding under the Cable Revolving Facility, and approximately $416 million of commercial paper issued by TWC was supported by the Cable Revolving Facility. TWC’s unused committed capacity as of December 31, 2007 was $3.881 billion, including $232 million of cash and equivalents.

Commercial Paper Programs

At December 31, 2007, Time Warner has a $7.0 billion unsecured commercial paper program (the “TW Program”). The obligations of Time Warner under the TW Program are guaranteed by TW AOL Holdings Inc. (“TW AOL”) and Historic TW Inc. (“Historic TW”). In addition, the obligations of Historic TW are guaranteed by Turner and Time Warner Companies, Inc. Proceeds from the TW Program may be used for general corporate purposes, including investments, repayment of debt and acquisitions. Commercial paper issued by Time Warner is supported by unused committed capacity under the TW Revolving Facility. As a result of recent market volatility in the U.S. debt markets, including the dislocation of the overall commercial paper market, the Company has decreased the amount of commercial paper outstanding under the TW Program, and has offset this decrease by increasing borrowings outstanding under the TW Revolving Facility. As of December 31, 2007, approximately $1.171 billion of commercial paper was outstanding under the TW Program.

At December 31, 2007, TWC has a $6.0 billion unsecured commercial paper program (the “TWC Program”). The TWC Program is guaranteed by TWNYCH and TWE. Commercial paper issued by TWC under the TWC Program is supported by unused committed capacity under the Cable Revolving Facility and ranks pari passu with other unsecured senior indebtedness of TWC, TWE and TWNYCH. TWC has also decreased the amount of commercial paper outstanding under its program as a result of recent volatility in the U.S. debt markets, and has offset this decrease by increasing borrowings outstanding under the Cable Revolving Facility. As of December 31, 2007, approximately $416 million of commercial paper was outstanding under the TWC Program.

Public Debt

Time Warner and certain of its subsidiaries have various public debt issuances outstanding, including the new TWC debt discussed below. At issuance, the maturities of these outstanding series of debt ranged from three to 40 years and the interest rates on debt with fixed interest rates ranged from 5.40% to 10.15%. Time Warner also has $2.0 billion of public debt with floating interest rates due in 2009. At December 31, 2007 and December 31, 2006, the total (fixed and floating rate) debt outstanding from these offerings was $25.705 billion (which includes $8.311 billion at TWC and TWE) and $22.285 billion (which includes $3.340 billion at TWE), respectively.

Time Warner Public Debt

Time Warner has a shelf registration filed with the SEC that allows it to offer and sell from time to time debt securities, preferred stock, common stock and/or warrants to purchase debt and equity securities. In 2006, Time Warner issued an aggregate of $5.0 billion principal amount of debt securities from this shelf registration statement.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Time Warner Cable Public Debt Issued in 2007

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

On November 5, 2007, pursuant to a registration rights agreement entered into in connection with the issuance of the Cable Initial Debt Securities, TWC and the Guarantors exchanged (i) substantially all of the 2012 Initial Notes for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2012 Registered Notes,” and, together with the 2012 Initial Notes, the “2012 Notes”), (ii) all of the 2017 Initial Notes for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2017 Registered Notes,” and, together with the 2017 Initial Notes, the “2017 Notes”), and (iii) substantially all of the 2037 Initial Debentures for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2037 Registered Debentures,” and, together with the 2037 Initial Debentures, the “2037 Debentures”). Collectively, the 2012 Notes, the 2017 Notes and the 2037 Debentures are referred to as the “Cable Debt Securities.”

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Leases

The Company has entered into various leases primarily related to network equipment that qualify as capital lease obligations. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capital lease obligation in the consolidated balance sheet. Assets recorded under capital lease obligations totaled $515 million and $637 million as of December 31, 2007 and 2006, respectively. Related accumulated amortization totaled $360 million and $467 million as of December 31, 2007 and 2006, respectively.

Future minimum capital lease payments at December 31, 2007 are as follows (millions):

2008	$46
2009	36
2010	24
2011	13
2012	12
Thereafter	72

Total	203
Amount representing interest	(43)

Present value of minimum lease payments	160
Current portion	(37)

Total long-term portion	$123

Fair Value of Debt

Based on the level of interest rates prevailing at December 31, 2007, the fair value of Time Warner’s fixed-rate debt exceeded its carrying value by $1.435 billion. At December 31, 2006, the fair value of fixed-rate debt exceeded the carrying value by $1.536 billion. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

Accounts Receivable Securitization Facilities

Time Warner has certain accounts receivable securitization facilities that provide for the accelerated receipt of up to $805 million of cash on available accounts receivable. At December 31, 2007, there was no available capacity on these facilities. In connection with each of these securitization facilities, Time Warner sells, on a revolving and nonrecourse basis, a percentage ownership interest in certain of its accounts receivable (“Pooled Receivables”) through a special purpose entity (“SPE”) to third-party commercial paper conduits sponsored by financial institutions. These securitization transactions are accounted for as sales in accordance with FAS 140, because the Company has relinquished control of the receivables. Accordingly, accounts receivable sold under these facilities are excluded from receivables in the consolidated balance sheet. The Company is not the primary beneficiary with regard to these commercial paper conduits and, accordingly, does not consolidate their operations.

As proceeds for the accounts receivable sold to the applicable SPE, Time Warner receives cash, which there is no obligation to repay, and an interest-bearing retained interest, which is included in receivables on the consolidated balance sheet. In addition, Time Warner services the Pooled Receivables on behalf of the applicable SPE. Income received by Time Warner in exchange for this service is equal to the prevailing market rate for such services and has not been material in any period. The retained interest, which has been adjusted to reflect the portion that is not expected to be collectible, bears an interest rate that varies with the prevailing market interest rates. The retained interest may become uncollectible to the extent that the applicable SPE has credit losses and operating expenses.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both December 31, 2007 and December 31, 2006. The retained interest related to the sale of Pooled Receivables to a SPE is reflected in receivables on the Company’s consolidated balance sheet, and was $1.156 billion at December 31, 2007 and $1.068 billion at December 31, 2006. Net proceeds obtained under Time Warner’s accounts receivable securitization programs were $98 million in 2007. Net proceeds repaid under Time Warner’s accounts receivable securitization programs were $98 million in 2006.

Backlog Securitization Facility

Time Warner also has a backlog securitization facility, which effectively provides for the accelerated receipt of up to $300 million of cash ($500 million at December 31, 2006) on available licensing contracts. Assets securitized under this facility consist of cash contracts for the licensing of theatrical and television product for broadcast network and syndicated television exhibition, under which revenues have not been recognized because such product is not available for telecast until a later date (“Backlog Contracts”). In connection with this securitization facility, Time Warner sells, on a revolving basis without credit recourse, an undivided interest in the Backlog Contract receivables to multi-seller third-party commercial paper conduits. The Company is not the primary beneficiary with regard to these commercial paper conduits and, accordingly, does not consolidate their operations. As of December 31, 2007, Time Warner had approximately $61 million of unused capacity under this facility.

Because the Backlog Contracts securitized under this facility consist of certain cash contracts for the licensing of theatrical and television product that has already been produced, the recognition of revenue for such completed product is principally dependent only on the commencement of the availability period for telecast under the terms of the licensing agreements. Accordingly, the proceeds received under the program are classified as deferred revenue in long-term liabilities in the consolidated balance sheet. The amount of deferred revenue, net of required reserves, reflected on Time Warner’s consolidated balance sheet related to the backlog securitization facility was $231 million and $217 million at December 31, 2007 and December 31, 2006, respectively. Total backlog contracts outstanding were approximately $3.7 billion at December 31, 2007 and $4.2 billion at December 31, 2006.

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

As of December 31, 2007, and through the date of this filing, the Company was in compliance with all covenants in its bank credit agreements, public debt and financing arrangements with SPEs. Management does not anticipate that the Company will have any difficulty in the foreseeable future complying with the existing covenants.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Film Tax-Advantaged Arrangements

The Company’s filmed entertainment businesses, on occasion, enter into tax-advantaged transactions with foreign investors that are thought to generate tax benefits for such investors. The Company believes that its tax profile is not impacted by its participation in these arrangements in any jurisdiction. The foreign investors provide consideration to the Company for entering into these arrangements.

Although these transactions often differ in form, they generally involve circumstances in which the Company enters into a sale-leaseback arrangement involving its film product with third-party SPEs owned by the foreign investors. The Company maintains its rights and control over the use of its film product. The Company does not consolidate these SPEs because it does not guarantee and is not otherwise responsible for the equity and debt in these SPEs and does not participate in the profits or losses of these SPEs. The Company accounts for these arrangements based on their substance. That is, the Company records the costs of producing the films as an asset and records the net benefit received from the investors as a reduction of film costs resulting in lower film cost amortization for the films involved in the arrangement. At December 31, 2007, such SPEs were capitalized with approximately $3.3 billion of debt and equity from the third-party investors. These transactions resulted in reductions of film cost amortization totaling $34 million, $89 million and $110 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Mandatorily Redeemable Preferred Membership Units Issued By A Subsidiary

In connection with the financing of the Adelphia Acquisition, TW NY issued $300 million of Series A Preferred Membership Units (the “Preferred Membership Units”) to a limited number of third parties. The Preferred Membership Units pay cash dividends at an annual rate equal to 8.21% of the sum of the liquidation preference thereof and any accrued but unpaid dividends thereon, on a quarterly basis. The Preferred Membership Units are subject to mandatory redemption by TW NY on August 1, 2013 and are not redeemable by TW NY at any time prior to that date. The redemption price of the Preferred Membership Units is equal to their liquidation preference plus any accrued and unpaid dividends through the redemption date. Except under limited circumstances, holders of Preferred Membership Units have no voting rights. The terms of the Preferred Membership Units require that in certain circumstances holders owning a majority of the Preferred Membership Units must approve any merger or consolidation with another company, change in corporate structure, and/or agreements for a material sale or transfer by TW NY and its subsidiaries of assets.

8.	INCOME TAXES

Domestic and foreign income before income taxes, discontinued operations and cumulative effect of accounting change is as follows:

	Years Ended December 31,
	2007	2006	2005
		(recast)	(recast)
	(millions)

Domestic	$5,610	$5,380	$2,949
Foreign	777	1,001	580

Total	$6,387	$6,381	$3,529

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current and deferred income taxes (tax benefits) provided on income from continuing operations are as follows:

	Years Ended December 31,
	2007	2006	2005
		(recast)	(recast)
	(millions)

Federal:
Current	$339	$(251)	$405
Deferred	1,406	1,116	611
Foreign:
Current(a)	243	200	259
Deferred	(8)	89	116
State and Local:
Current	233	258	158
Deferred	123	(104)	(528)

Total	$2,336	$1,308	$1,021

(a)	Includes foreign withholding taxes of $148 million in 2007, $156 million in 2006 and $144 million in 2005.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below:

	Years Ended December 31,
	2007	2006	2005
		(recast)	(recast)
	(millions)

Taxes on income at U.S. federal statutory rate	$2,236	$2,233	$1,233
State and local taxes, net of federal tax benefits	226	201	88
Nondeductible goodwill impairments	57	143	10
Legal reserves related to securities litigation and government investigations	—	(234)	234
Foreign income taxed at different rates, net of U.S. foreign tax credits (including benefits associated with certain foreign source income, i.e., extraterritorial income exclusion)	(32)	106	(113)
Tax attribute utilization	(112)	(1,134)	(72)
State & local tax law changes(a)	(7)	—	(247)
State & local ownership restructuring and methodology changes(b)	—	—	(104)
Other	(32)	(7)	(8)

Total	$2,336	$1,308	$1,021

(a)	For the year ended December 31, 2007, the tax benefit is primarily attributable to the decrease in the New York State tax rate. For the year ended December 31, 2005, this represents changes to the method of taxation in Ohio and the method of apportionment in New York. In Ohio, the income tax is being phased out and replaced with a gross receipts tax, while in New York the methodology for income apportionment was changing over time to a single receipts factor from a three factor formula.
(b)	Represents the restructuring of the Company’s partnership interests in Texas and certain other state methodology changes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of Time Warner’s net deferred tax liabilities are as follows:

	December 31,
	2007	2006
		(recast)
	(millions)

Deferred tax assets:
Tax attribute carryforwards	$2,568	$2,719
Receivable allowances and return reserves	383	393
Royalties, participations and residuals	468	446
Investments	270	353
Stock-based compensation	1,662	1,914
Other	1,696	1,681
Valuation allowance(a)	(1,606)	(2,543)

Total Deferred tax assets	$5,441	$4,963

Deferred tax liabilities:
Assets acquired in business combinations	$(16,031)	$(15,957)
Unbilled television receivables	(1,196)	(1,173)
Depreciation and amortization	(604)	(495)
Unremitted earnings of foreign subsidiaries	(143)	(204)
Other	(503)	(248)

Total Deferred tax liabilities	(18,477)	(18,077)

Net deferred tax liability(b)	$(13,036)	$(13,114)

(a)	The Company has recorded valuation allowances for certain deferred tax assets, as sufficient uncertainty exists regarding the future realization of these assets. Of the approximate $1.6 billion of valuation allowances at December 31, 2007, approximately $104 million was recorded through goodwill and $39 million was recorded through additional paid-in-capital. Therefore, if in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed against goodwill and additional paid-in-capital, to the extent thereof, with the remaining balance recognized in income.
(b)	The net deferred tax liability includes current deferred tax assets of $700 million and $1.050 billion as of December 31, 2007 and 2006, respectively.

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $1.9 billion at December 31, 2007. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

U.S. federal tax attribute carryforwards at December 31, 2007, consist primarily of approximately $1.8 billion of tax losses and approximately $200 million of alternative minimum tax credits. In addition, the Company has approximately $4.4 billion of tax losses in various foreign jurisdictions that are primarily from countries with unlimited carryforward periods. However, many of these foreign losses are attributable to specific operations that may not be utilized against certain other operations of the Company. The utilization of the U.S. federal carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal income tax laws. Capital losses expire in 2008 and can be only utilized against capital gains. Alternative minimum tax credits do not expire. The Company also has domestic state and local tax loss carryforwards and credits that expire in varying amounts from 2008 through 2027. In addition, the Company holds certain assets that have a tax basis greater than book basis. The Company has established deferred tax assets for such differences. However, in the event that such assets are sold or the tax basis otherwise realized, it is anticipated that such realization would generate additional losses for tax purposes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of FIN 48, the Company took positions on its tax returns that may be challenged by domestic and foreign taxing authorities. Certain of these tax positions arose in the context of transactions involving the purchase, sale or exchange of businesses or assets. All such transactions were subject to substantial tax due diligence and planning, in which the underlying form, substance and structure of the transaction was evaluated. Although the Company believed it had support for the positions taken on its tax return, the Company recorded a liability for its best estimate of the probable loss on certain of these transactions. This liability was included in other long term liabilities. The Company does not expect the final resolution of tax examinations to have a material impact on the Company’s financial results.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements those tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. Upon adoption, the Company recognized $445 million of tax benefits for positions that were previously unrecognized, of which $433 million was accounted for as a reduction to the accumulated deficit balance and $12 million was accounted for as an increase to the paid-in-capital balance as of January 1, 2007. Additionally, the adoption of FIN 48 resulted in the recognition of additional tax reserves for positions where there was uncertainty about the timing or character of such deductibility. These additional reserves were largely offset by increased deferred tax assets. After considering the impact of adopting FIN 48, the Company had an approximate $1.5 billion reserve for uncertain income tax positions as of January 1, 2007. The reserve for uncertain income tax positions is included in other liabilities in the consolidated balance sheet.

The Company does not currently anticipate that its existing reserves related to uncertain tax positions as of December 31, 2007 will significantly increase or decrease during the twelve-month period ending December 31, 2008; however, various events could cause the Company’s current expectations to change in the future. The majority of these uncertain tax positions, if ever recognized in the financial statements, would be recorded in the statement of operations as part of the income tax provision.

The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the tax reserve. The amount accrued for interest and penalties as of January 1, 2007 and December 31, 2007 was $117 million and $156 million, respectively. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, from January 1, 2007 to December 31, 2007 are set forth below (millions):

Total

Balance as of January 1, 2007	$1,496
Additions for prior year tax positions	450
Additions for current year tax positions	91
Reductions for prior year tax positions	(132)
Settlements	(8)
Lapses in statute of limitations	(4)

Balance as of December 31, 2007	$1,893

The net additions in the above table were primarily attributable to uncertainties associated with certain tax attributes utilized by the Company that were offset by a decrease to current taxes payable.

The Company and its subsidiaries file income tax returns in the U.S. and various state and local and foreign jurisdictions. The Internal Revenue Service (IRS) has commenced an examination of the Company’s U.S. income

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax returns for the 2002 through 2004 period. The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. federal	2002 through the current period
California	2002 through the current period
New York State	1997 through the current period
New York City	1997 through the current period

9.	SHAREHOLDERS’ EQUITY

Common Stock Repurchase Programs

In July 2005, Time Warner’s Board of Directors authorized a common stock repurchase program that, as amended over time, allowed the Company to purchase up to an aggregate of $20 billion of common stock during the period from July 29, 2005 through December 31, 2007. The Company completed its $20 billion common stock repurchase program during 2007, and, from the program’s inception through December 31, 2007, the Company repurchased approximately 1.1 billion shares of common stock. All outstanding shares of Series LMCN-V common stock were tendered to the Company in connection with the Liberty Transaction and this stock repurchase program and were retired.

On July 26, 2007, Time Warner’s Board of Directors authorized a new common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this new stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through December 31, 2007, the Company repurchased 135 million shares of common stock for approximately $2.5 billion pursuant to trading programs under Rule 10b5-1 of the Exchange Act.

Shares Authorized and Outstanding

At December 31, 2007, shareholders’ equity of Time Warner included 3.593 billion of common stock (net of approximately 1.284 billion shares of common stock held in treasury). As of December 31, 2007, Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 25 billion shares of common stock and up to 1.8 billion shares of additional classes of common stock. At December 31, 2006, shareholders’ equity of Time Warner included 18.8 million shares of Series LMCN-V common stock and 3.864 billion shares of common stock (net of approximately 972 million shares of common stock held in treasury). As described above, all outstanding shares of Series LMCN-V common stock were tendered to the Company in connection with the Liberty Transaction and the $20 billion stock repurchase program and were retired.

10.	EQUITY-BASED COMPENSATION

Time Warner Equity Plans

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

Pursuant to these equity plans and an additional plan limited to non-employee directors, Time Warner may also grant shares of common stock or restricted stock units (“RSUs”), which generally vest between three to five years

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the date of grant, to its employees and non-employee directors. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. Holders of restricted stock and RSU awards are generally entitled to receive cash dividends or dividend equivalents, respectively, paid by the Company during the period of time that the restricted stock or RSU awards are unvested.

Time Warner also has a performance share unit program for senior level executives. Under this program, recipients of performance share units (“PSUs”) are awarded a target number of PSUs that represent the contingent (unfunded and unsecured) right to receive shares of Company stock at the end of a performance period (generally three years) based on the actual performance level achieved by the Company. Depending on the Company’s total shareholder return relative to the other companies in the S&P 500 Index on the date of the grant, as well as a requirement of continued employment, the recipient of a PSU may receive 0% to 200% of the target PSUs granted based on a scale where a relative ranking of less than the 25th percentile will pay 0% and a ranking at the 100th percentile will pay 200% of the target number of shares. PSU holders do not receive payments or accruals of dividends or dividend equivalents for regular cash dividends paid by the Company while the PSU is outstanding. Participants who are terminated by the Company other than for cause or who terminate their own employment for good reason or due to retirement or disability are generally entitled to a pro rata portion of the PSUs that would otherwise vest at the end of the performance period. For accounting purposes, the PSU is considered to have a market condition. The effect of a market condition is reflected in the grant date fair value of the award and, thus, compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The fair value of a PSU is estimated by using a Monte Carlo analysis to estimate the total return ranking of Time Warner among the S&P 500 Index companies on the date of the grant over the performance period.

Upon the (i) exercise of a stock option award, (ii) the vesting of a RSU, (iii) the vesting of a PSU or (iv) the grant of restricted stock, shares of Time Warner common stock are issued from authorized but unissued shares or from treasury stock. At December 31, 2007 and December 31, 2006 the Company had 1.284 billion and 972 million shares of treasury stock, respectively.

Other information pertaining to each category of Time Warner’s equity-based compensation appears below.

Time Warner Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value Time Warner stock options at their grant date.

	Years Ended December 31,
	2007	2006	2005

Expected volatility	22.3%	22.3%	24.5%
Expected term to exercise from grant date	5.35 years	5.07 years	4.79 years
Risk-free rate	4.4%	4.6%	3.9%
Expected dividend yield	1.1%	1.1%	0.1%

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about Time Warner stock options outstanding as of December 31, 2007:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Time Warner Options	of Options	Price	Life	Value
	(thousands)		(in years)	(thousands)

Outstanding as of December 31, 2006	522,450	$30.42
Granted	29,275	19.86
Exercised	(40,357)	12.82
Forfeited or expired	(61,399)	37.02

Outstanding as of December 31, 2007	449,969	30.48	4.61	$293,649

Exercisable as of December 31, 2007	362,163	33.44	3.77	$293,374

As of December 31, 2007, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of Time Warner stock options vested and expected to vest approximate amounts for options outstanding. As of December 31, 2007, 214 million shares of Time Warner common stock were available for future grants of stock options. Total unrecognized compensation cost related to unvested Time Warner stock option awards as of December 31, 2007, without taking into account expected forfeitures, is $184 million and is expected to be recognized over a weighted-average period of one year.

The weighted-average fair value of a Time Warner stock option granted during the year was $5.15 ($3.19, net of tax), $4.47 ($2.77, net of tax) and $5.10 ($3.11, net of tax) for the years ended December 31, 2007, 2006 and 2005, respectively. The total intrinsic value of Time Warner options exercised during the year was $313 million, $413 million and $354 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash received from the exercise of Time Warner stock options was $521 million, $698 million and $307 million for the years ended December 31, 2007, 2006 and 2005, respectively. The tax benefits realized from Time Warner stock options exercised in the years ended December 31, 2007, 2006 and 2005 were $119 million, $157 million and $138 million, respectively.

Time Warner Restricted Stock, Restricted Stock Units and Target Performance Stock Units

The following table summarizes information about unvested Time Warner restricted stock, RSUs and Target PSUs as of December 31, 2007:

		Weighted-
		Average
Time Warner Restricted Stock, Restricted Stock Units	Number of	Grant Date
and Target Performance Stock Units	Shares/Units	Fair Value
	(thousands)

Unvested as of December 31, 2006	11,023	$17.28
Granted	9,981	19.85
Vested	(2,615)	15.70
Forfeited	(1,088)	18.96

Unvested as of December 31, 2007	17,301	18.93

As of December 31, 2007, the intrinsic value of unvested Time Warner restricted stock, RSUs and Target PSUs was $287 million. Total unrecognized compensation cost related to unvested Time Warner restricted stock, RSUs and Target PSUs as of December 31, 2007, without taking into account expected forfeitures, is $157 million and is expected to be recognized over a weighted-average period of two years. The fair value of Time Warner restricted

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock and RSUs that vested during the years ended December 31, 2007, 2006 and 2005 was $53 million, $22 million and $30 million, respectively. No PSUs vested during the year ended December 31, 2007.

For the year ended December 31, 2007, the Company granted 8.9 million RSUs at a weighted-average grant date fair value per RSU of $19.89. For the year ended December 31, 2006, the Company granted 4.6 million RSUs at a weighted-average grant date fair value per RSU of $17.79. For the year ended December 31, 2005, the Company granted 3.8 million RSUs at a weighted-average grant date fair value per RSU of $17.93.

For the year ended December 31, 2007, the Company granted 1.1 million Target PSUs at a weighted-average grant date fair value per PSU of $19.47. There were no PSUs granted in 2006 or 2005.

TWC Equity Plan

On June 8, 2006, TWC’s board of directors approved the Time Warner Cable Inc. 2006 Stock Incentive Plan (the “TWC 2006 Plan”) under which awards covering the issuance of up to 100,000,000 shares of TWC Class A common stock may be granted to directors, employees and certain non-employee advisors of TWC. TWC made its first grant of equity awards based on TWC Class A common stock in April 2007. Stock options have been granted under the TWC 2006 Plan with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, the TWC stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain TWC stock option awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service.

Pursuant to the TWC 2006 Plan, TWC also granted RSU awards, which generally vest over a four-year period from the date of grant. Certain TWC RSU awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. Shares of TWC Class A common stock will generally be issued in connection with the vesting of an RSU. RSUs awarded to non-employee directors of TWC are not subject to vesting restrictions and the shares underlying the RSUs will be issued in connection with the director’s termination of service as a director of TWC.

Since April 2007, grants of equity awards to TWC employees have been and will continue to be made by TWC under TWC’s equity plans.

Upon the exercise of a TWC stock option award or the vesting of a TWC RSU award, shares of TWC Class A common stock are issued from authorized but unissued shares.

Other information pertaining to each category of TWC equity-based compensation appears below.

TWC Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value TWC stock options at their grant date.

Year Ended
December 31, 2007

Expected volatility	24.1%
Expected term to exercise from grant date	6.58 years
Risk-free rate	4.7%
Expected dividend yield	0.0%

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about TWC stock options outstanding as of December 31, 2007:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
TWC Options	of Options	Price	Life	Value
	(thousands)		(in years)	(thousands)

Outstanding as of December 31, 2006	—	N/A
Granted	2,889	$36.99
Exercised	—	N/A
Forfeited or expired	(79)	37.02

Outstanding as of December 31, 2007	2,810	36.98	9.26	$4

Exercisable as of December 31, 2007	5	37.05	4.54	$—

As of December 31, 2007, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of TWC stock options vested and expected to vest approximate amounts for options outstanding. As of December 31, 2007, 91 million shares of TWC Class A common stock were available for future grants of stock options. Total unrecognized compensation cost related to unvested TWC stock option awards as of December 31, 2007, without taking into account expected forfeitures, is $24 million and is expected to be recognized over a weighted-average period of three years.

The weighted-average fair value of a TWC stock option granted during the year ended December 31, 2007 was $13.30 ($8.25, net of tax). No TWC stock options were exercised during the year ended December 31, 2007.

TWC Restricted Stock Units

The following table summarizes information about unvested TWC RSU awards as of December 31, 2007:

		Weighted-
		Average
	Number of	Grant Date
TWC Restricted Stock Units	Units	Fair Value
	(thousands)

Unvested as of December 31, 2006	—	N/A
Granted	2,166	$36.98
Vested	(5)	37.05
Forfeited	(58)	37.01

Unvested as of December 31, 2007	2,103	36.98

As of December 31, 2007, the intrinsic value of unvested TWC RSU awards was $58 million. Total unrecognized compensation cost related to unvested TWC RSU awards as of December 31, 2007, without taking into account expected forfeitures, is $50 million and is expected to be recognized over a weighted-average period of three years. The fair value of TWC RSU awards that vested during the year ended December 31, 2007 was not material.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity-Based Compensation Expense

Compensation expense recognized for equity-based compensation plans, including the TWC 2006 Plan beginning in the second quarter of 2007, is as follows:

	Years Ended December 31,
	2007	2006	2005
	(millions)

Stock options	$157	$201	$313
Restricted stock, restricted stock units and performance share units	129	62	37
Stock purchase plan(a)	—	—	6

Total impact on Operating Income	$286	$263	$356

Tax benefit recognized	$104	$98	$134

(a)	Prior to 2006, the Company had a compensatory Stock Purchase Plan that provided certain employees in the AOL division with the ability to purchase Company stock at a 15% discount. In late 2005, the plan was amended to reduce the discount to 5% and is no longer considered a compensatory Stock Purchase Plan under applicable accounting literature

11.	BENEFIT PLANS

Time Warner and certain of its subsidiaries have both funded and unfunded defined benefit pension plans, the substantial majority of which are noncontributory, covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans covering international employees. Pension benefits are determined based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Time Warner uses a December 31 measurement date for its plans. A summary of activity for substantially all of Time Warner’s domestic and international defined benefit pension plans is as follows:

Benefit Obligation — Defined Benefit Plans

	Domestic		International
	December 31,		December 31,
	2007	2006	2007	2006
		(recast)
	(millions)
			(millions)

Change in benefit obligation
Projected benefit obligation, beginning of year	$3,239	$3,116	$839	$717
Service cost	156	150	22	23
Interest cost	202	184	45	37
Plan participants’ contribution	2	2	—	—
Actuarial (gain)/loss	43	(98)	(30)	(18)
Benefits paid	(125)	(111)	(12)	(10)
Plan amendments	3	—	—	—
Sub-plan transfer(a)	—	(11)	—	—
Remeasurement impact of Adelphia/Comcast Transactions(b)	18	—	—	—
Net periodic benefit costs from discontinued operations	2	7	—	2
Foreign currency exchange rates	—	—	57	88

Projected benefit obligation, end of year	$3,540	$3,239	$921	$839

Accumulated benefit obligation, end of year	$3,082	$2,835	$796	$762

(a)	Amounts related to The WB Network, which were contributed to a sub-plan in the Time Warner Pension Plan in connection with the formation of The CW. The Company records its share in The CW, including the impact from this sub-plan, under the equity method of accounting.
(b)	On August 1, 2007, the former employees of Adelphia and Comcast who became employees of TWC became eligible to participate in the TWC pension plans, which resulted in a new measurement of those plans as of that date.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets — Defined Benefit Plans

	Domestic		International
	December 31,		December 31,
	2007	2006	2007	2006
	(millions)		(millions)

Change in plan assets
Fair value of plan assets, beginning of year	$3,270	$2,870	$901	$718
Actual return on plan assets	192	398	72	68
Employer contributions	18	121	20	33
Sub-plan transfer(a)	—	(8)	—	—
Benefits paid	(125)	(111)	(12)	(10)
Foreign currency exchange rates	—	—	62	92

Fair value of plan assets, end of year	$3,355	$3,270	$1,043	$901

(a)	Amounts related to The WB Network, which were contributed to a sub-plan in the Time Warner Pension Plan in connection with the formation of The CW. The Company records its share in The CW, including the impact from this sub-plan, under the equity method of accounting.

Funded Status

	Domestic		International
	December 31,		December 31,
	2007	2006	2007	2006
	(millions)		(millions)

Fair value of plan assets	$3,355	$3,270	$1,043	$901
Projected benefit obligation	3,540	3,239	921	839

Funded status, amount recognized	$(185)	$31	$122	$62

Amounts recognized in the consolidated balance sheet consisted of:

	Domestic		International
	December 31,		December 31,
	2007	2006	2007	2006
	(millions)		(millions)

Noncurrent asset	$154	$360	$128	$75
Current liability	(20)	(21)	—	(1)
Noncurrent liability	(319)	(308)	(6)	(12)

	$(185)	$31	$122	$62

Accumulated other comprehensive income:
Net actuarial loss	$713	$615	$76	$113
Prior service cost	22	23	—	—

	$735	$638	$76	$113

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the change in benefit obligation table above are the following projected benefit obligations, accumulated benefit obligations, and fair value of plan assets at the end of the year for those domestic defined benefit pension plans that are unfunded and for those international defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	Domestic		International
	December 31,		December 31,
	2007	2006	2007	2006
	(millions)		(millions)

Projected benefit obligation	$340	$329	$6	$31
Accumulated benefit obligation	368	347	6	30
Fair value of plan assets, end of year	—	—	—	21

For the funded domestic defined benefit pension plans and certain funded international defined benefit pension plans, plan assets exceeded the accumulated benefit obligations and projected benefit obligations as of December 31, 2007 and 2006.

Components of Net Periodic Benefit Costs from Continuing Operations

	Domestic			International
	December 31,			December 31,
	2007	2006	2005	2007	2006	2005
		(recast)	(recast)
		(millions)		(millions)

Service cost	$156	$150	$127	$22	$23	$18
Interest cost	202	184	171	45	37	32
Expected return on plan assets	(258)	(226)	(207)	(64)	(52)	(37)
Amortization of prior service cost	4	4	4	—	—	—
Amortization of net loss	29	73	55	4	8	7

Net periodic benefit costs	$133	$185	$150	$7	$16	$20

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are as follows:

	Domestic	International
	(millions)

Actuarial loss	$37	$—
Prior service cost	4	—

	$41	$—

In addition, certain domestic employees of the Company participate in multi-employer pension plans, not included in the net periodic costs above, for which the expense was $75 million in 2007, $75 million in 2006 and $58 million in 2005.

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Domestic			International
	2007	2006	2005	2007	2006	2005

Discount rate	6.00%	6.00%	5.75%	6.00%	5.15%	4.90%
Rate of compensation increase	4.50%	4.50%	4.50%	4.90%	4.70%	4.60%

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Domestic				International
	2007		2006	2005	2007	2006	2005

Discount rate	6.00	%(a)	5.75%	6.00%	5.15%	4.90%	5.35%
Expected long-term return on plan assets	8.00%		8.00%	8.00%	6.85%	6.90%	7.10%
Rate of compensation increase	4.50%		4.50%	4.50%	4.70%	4.60%	3.90%

(a)	Due to the Adelphia/Comcast Transactions, the TWC pension plans were remeasured on August 1, 2007 using a discount rate of 6.25%.

For domestic plans, the discount rate was determined by comparison against the Moody’s Aa Corporate Index rate, adjusted for coupon frequency and duration of the obligation. The resulting discount rate is supported by periodic matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds. A decrease in the discount rate of 25 basis points, from 6.00% to 5.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s domestic pension expense of approximately $30 million in 2007. The discount rate for international plans was determined by comparison against country-specific Aa Corporate Indices, adjusted for duration of the obligation.

In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition, past average rate of earnings and discussions with portfolio managers. The expected long-term rate of return for domestic plans is based on an asset allocation assumption of 75% equity securities and 25% fixed-income securities, which approximated the actual allocation as of December 31, 2007. A decrease in the expected long-term rate of return of 25 basis points, from 8.00% to 7.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s domestic pension expense of approximately $8 million in 2007. A similar approach has been utilized in selecting the expected long-term rate of return for plans covering international employees.

As of December 31, 2006, the Company converted to the RP-2000 Mortality Table for calculating the year-end 2007 and year-end 2006 domestic pension and other postretirement obligations and 2007 expense. The impact of this change increased consolidated pension expense for 2007 by $28 million. Additional demographic assumptions such as retirement and turnover rates were also updated to reflect recent plan experience, which decreased consolidated pension expense for 2007 by $8 million.

Plan Assets

Time Warner’s pension plans’ weighted-average asset allocations at December 31, 2007 and 2006, by asset category, are as follows:

	Domestic		International
	December 31,		December 31,
	2007	2006	2007	2006

Equity securities	79%	77%	66%	66%
Fixed-income securities	21%	23%	34%	34%

Total	100%	100%	100%	100%

The Company’s investment policy for its domestic pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels.

The Company’s current broad strategic targets are to have a pension-assets portfolio comprising 75% equity securities and 25% fixed-income securities, both within a target range of +/− five percentage points. Within equity securities, the Company’s objective is to achieve asset diversity in order to increase return and reduce volatility. The Company has asset-allocation policy target ranges for growth and value U.S. equity securities; large, mid, and small capitalization U.S. equity securities; international equity securities; and alternative investments. The Company’s

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fixed-income securities are investment-grade in aggregate. A portion of the fixed-income allocation is reserved in short-term cash investments to provide for expected pension benefits to be paid in the short term.

The Company continuously monitors the performance of the overall pension-assets portfolio, asset-allocation policies, and the performance of individual pension-assets managers and makes adjustments and changes, as required. Every five years, or more frequently if appropriate, the Company conducts a broad strategic review of its portfolio construction and asset-allocation policies. The Company does not manage any assets internally, does not have any passive investments in index funds, and does not utilize futures, options, or other derivative instruments or hedging with regards to the pension plan (although the investment mandate of some pension asset-managers allows limited use of derivatives as components of their standard portfolio-management strategies).

The domestic pension plans’ assets include 4.4 million shares of Time Warner common stock in the amount of $73 million (2% of total plan assets) at December 31, 2007 and 4.4 million shares in the amount of $97 million (3% of total plan assets) at December 31, 2006.

Expected Cash Flows

After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. At December 31, 2007, there were no minimum required contributions for domestic funded plans. However, the Company anticipates making discretionary cash contributions of up to $250 million to certain domestic funded plans in 2008, subject to market conditions and other considerations. For domestic unfunded plans, contributions will continue to be made to the extent benefits are paid. Expected benefit payments for domestic unfunded plans for 2008 are approximately $20 million. In addition, the Company anticipates funding an additional $20 million in connection with international plans in 2008.

Information about the expected benefit payments for the Company’s defined benefit plans, including unfunded plans previously noted, related to continuing operations is as follows (millions):

	Domestic	International

Expected benefit payments:
2008	$109	$16
2009	116	17
2010	120	19
2011	129	21
2012	137	23
2013 — 2017	880	168

Defined Contribution Plans

Time Warner has certain domestic and international defined contribution plans, including savings and profit sharing plans, for which the expense amounted to $184 million in 2007, $161 million in 2006 and $146 million in 2005. The Company’s contributions to the savings plans are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Postretirement Benefit Plans

Time Warner also sponsors several unfunded domestic postretirement benefit plans covering certain retirees and their dependents. A summary for substantially all of Time Warner’s domestic postretirement benefit plans is as follows:

	December 31,
	2007	2006
	(millions)

Benefit obligation, end of year	$177	$182
Fair value of plan assets, end of year	—	—

Funded status, amount recognized	(177)	(182)
Amount recognized in accumulated other comprehensive income	(4)	2

	December 31,
	2007	2006	2005
	(millions)

Net periodic benefit costs	$14	$16	$16

12.	MERGER, RESTRUCTURING AND SHUTDOWN COSTS

In accordance with GAAP, Time Warner generally treats merger costs relating to business acquisitions as additional purchase price paid. However, certain merger costs do not meet the criteria for capitalization and are expensed as incurred as they either relate to the operations of the acquirer or otherwise do not qualify as a liability or cost assumed in an acquisition. In addition, the Company has incurred restructuring and shutdown costs unrelated to business acquisitions, which are expensed as incurred.

Merger Costs Capitalized as a Cost of Acquisition

During 2007, the Company completed the purchase of TT Games, a U.K.-based developer and publisher of video games. In connection with the 2007 acquisition, the Company incurred approximately $3 million in capitalizable merger costs that are expected to be paid out within the next 12 months.

During 2006, the Company acquired the remaining 50% interest in Court TV that it did not already own from Liberty. In connection with the 2006 acquisition of the additional Court TV interest, the Company incurred approximately $58 million in capitalizable merger costs (of which $6 million was incurred during the year ended December 31, 2007, as other exit costs were higher than originally estimated). These costs included approximately $36 million related to employee termination costs and approximately $22 million for various exit costs, including lease terminations. Employee termination costs ranged from senior executive to line personnel. Payments of $42 million ($8 million in 2007) have been made against this accrual as of December 31, 2007.

As of December 31, 2007, there is also a remaining liability of approximately $20 million related to the AOL-Historic TW merger. Such costs primarily relate to lease terminations and employee terminations and will be paid out over the next five years.

As of December 31, 2007, out of the remaining liability of $39 million for all capitalized merger costs, $9 million was classified as a current liability, with the remaining $30 million classified as a long-term liability in the consolidated balance sheet. Amounts relating to these liabilities are expected to be paid through 2014.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merger, Restructuring and Shutdown Costs Expensed as Incurred

Merger, restructuring and shutdown costs expensed as incurred by segment for the years ended 2007, 2006 and 2005 are as follows (millions):

	Years Ended December 31,
	2007	2006	2005

AOL	$125	$222	$10
Cable	23	56	42
Filmed Entertainment	—	5	33
Networks	37	114	4
Publishing	67	45	28
Corporate	10	5	—
Eliminations(a)	—	(47)	—

Merger, restructuring and shutdown costs	$262	$400	$117

(a)	The shutdown costs at the Networks segment of $114 million for the year ended December 31, 2006 include costs related to terminating intercompany programming arrangements with other Time Warner divisions, of which $47 million has been eliminated in consolidation, resulting in a net pretax charge of $67 million.

Merger, restructuring and shutdown costs that were expensed as incurred for the years ended 2007, 2006 and 2005 are categorized as follows (millions):

	Years Ended December 31,
	2007	2006	2005

Adelphia/Comcast Transactions merger-related costs(a)	$10	$38	$8
2007 restructuring and shutdown activity	220	—	—
2006 restructuring and shutdown activity	32	356	—
2005 and prior restructuring activity	—	6	109

Merger, restructuring and shutdown costs expensed as incurred	$262	$400	$117

(a)	Adelphia/Comcast Transactions merger-related costs primarily related to consulting fees concerning integration planning as well as terminations of Time Warner Cable employees.

2007 Restructuring and Shutdown Activity

For the year ended December 31, 2007, the Company incurred $220 million in restructuring costs primarily related to various employee terminations and other exit activities, including $93 million at the AOL segment, $13 million at the Cable segment, $37 million at the Networks segment, $67 million at the Publishing segment, which includes $10 million of shutdown costs related to the shutdown of LIFE magazine and Business 2.0, and $10 million at Corporate. Employee termination costs occurred across each of the segments and ranged from senior executive to line personnel including severance related to senior management changes at HBO.

2006 Restructuring and Shutdown Activity

For the year ended December 31, 2006, the Company incurred $356 million in restructuring costs related to various employee terminations and other exit activities, including $221 million at the AOL segment, $18 million at the Cable segment, shutdown costs of $114 million at the Networks segment (of which $47 million has been eliminated in consolidation), $45 million at the Publishing segment and $5 million at the Corporate segment. Included in the restructuring costs for AOL was the writedown of certain assets, including prepaid marketing materials and certain contract terminations, of approximately $34 million. The shutdown costs related to the Networks segment includes the termination of The WB Network’s intercompany programming arrangements with other Time Warner divisions, resulting in a net pretax charge of $67 million for the year ended December 31, 2006.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee termination costs occurred across each of the segments and ranged from senior executives to line personnel.

In addition, during the year ended December 31, 2007, the Company incurred $32 million at the AOL segment related to 2006 restructuring initiatives.

2005 and Prior Restructuring Activity

For the year ended December 31, 2005, the Company incurred $109 million in restructuring costs primarily related to various employee terminations including $10 million at the AOL segment, $34 million at the Cable segment, $33 million at the Filmed Entertainment segment, $4 million at the Networks segment and $28 million at the Publishing segment. In addition, during the year ended December 31, 2006, the Company expensed an additional $6 million as a result of changes in estimates of these previously established restructuring accruals. Employee terminations costs occurred across each of the segments, except Corporate, and ranged from senior executives to line personnel.

Selected Information

Selected information relating to the Merger, Restructuring and Shutdown Costs is as follows (millions):

	Employee	Other
	Termination	Exit Costs	Total

Liability as of December 31, 2004	$76	$41	$117
Net accruals	111	6	117
Cash paid	(79)	(25)	(104)

Remaining liability as of December 31, 2005	108	22	130
Net accruals	213	187	400
Noncash reductions(a)	(9)	—	(9)
Noncash charges(b)	—	(34)	(34)
Cash paid	(150)	(123)	(273)

Remaining liability as of December 31, 2006	162	52	214
Net accruals	238	24	262
Cash paid	(237)	(45)	(282)

Remaining liability as of December 31, 2007	$163	$31	$194

(a)	Noncash reductions for 2006 relate to the reversal of a severance accrual as part of a settlement agreement with a former employee.
(b)	Noncash charges for 2006 relate to the write down of certain assets, including prepaid marketing materials and certain contract terminations.

As of December 31, 2007, out of the remaining liability of $194 million, $134 million was classified as a current liability, with the remaining $60 million classified as a long-term liability in the consolidated balance sheet. Amounts are expected to be paid through 2013.

13.	DERIVATIVE INSTRUMENTS

Time Warner uses derivative instruments, principally forward contracts, to manage the risk associated with movements in foreign currency exchange rates. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions. Counterparty credit risk related to derivative financial instruments has historically been considered low because the transactions have been entered into with a number of strong, creditworthy financial institutions. The following is a summary of Time Warner’s risk management strategies and the effect of these strategies on Time Warner’s consolidated financial statements.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Risk Management

Foreign exchange derivative contracts are used primarily by Time Warner to manage the risk associated with volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The Company uses derivative instruments to hedge various foreign exchange exposures, including the following: (i) variability in foreign-currency-denominated cash flows, such as the hedges of unremitted or forecasted royalty and license fees to be received from the sale or anticipated sale of U.S. copyrighted products abroad (i.e., cash flow hedges); (ii) currency risk associated with foreign-currency-denominated operating assets and liabilities and unrecognized foreign-currency-denominated operating firm commitments (i.e., fair value hedges) and (iii) changes in foreign-currency-denominated debt due to changes in the underlying foreign exchange rates (i.e., fair value hedges).

As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the calendar year. This process generally coincides with the Company’s annual strategic planning period. Additionally, as transactions arise (or are planned) during the year that are exposed to foreign currency risk, and are unhedged at the time, the Company enters into derivative instruments, primarily foreign currency forward contracts, to mitigate the exposure presented by such transactions. To hedge this exposure, Time Warner uses foreign exchange contracts that generally have maturities of three to eighteen months providing continuing coverage throughout the hedging period. In the aggregate, the derivative instruments and hedging activities are not material to the Company. For the years ended December 31, 2007, 2006 and 2005, Time Warner realized net gains (losses) of $7 million, ($87) million and $82 million, respectively, upon the settlement of foreign exchange contracts. Such amounts were largely offset by corresponding gains or losses from the respective transaction that was hedged. These gains and losses are being recognized in income in the same period that the hedged item or transaction affects income, which may be a future period.

At December 31, 2007, Time Warner had recorded a liability of $5 million for net losses on foreign currency derivatives, with the offset recorded in Accumulated other comprehensive income. Such amount is expected to be substantially recognized in income over the next twelve months at the same time the hedged item is recognized in income.

At December 31, 2007, Time Warner had recorded an asset of $2 million for net gains on foreign currency derivatives used in hedges of foreign-currency-denominated operating assets and liabilities. For such hedges, gains or losses resulting from recording the derivative instrument at fair value are recorded in the consolidated statement of operations as an offset to the change in the fair value of the foreign currency component of the related foreign-currency-denominated assets, liabilities or firm commitment and are reported as a component of Operating Income in the same period that the hedged item is recognized in income.

14.	SEGMENT INFORMATION

Time Warner classifies its operations into five reportable segments: AOL, consisting principally of interactive consumer and advertising services; Cable, consisting principally of cable systems that provide video, high-speed data and voice services; Filmed Entertainment, consisting principally of feature film, television and home video production and distribution; Networks, consisting principally of cable television networks that provide programming; and Publishing, consisting principally of magazine publishing.

Information as to the operations of Time Warner in each of its reportable segments is set forth below based on the nature of the products and services offered. Time Warner evaluates performance based on several factors, of which the primary financial measure is operating income before depreciation of tangible assets and amortization of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets (“Operating Income before Depreciation and Amortization”). Additionally, the Company has provided a summary of Operating Income by segment.

	Year Ended December 31, 2007
	Subscription	Advertising	Content	Other	Total
	(millions)

Revenues
AOL	$2,788	$2,231	$—	$162	$5,181
Cable	15,088	867	—	—	15,955
Filmed Entertainment	30	48	11,355	249	11,682
Networks	6,258	3,058	909	45	10,270
Publishing	1,551	2,698	53	653	4,955
Intersegment eliminations	(811)	(103)	(609)	(38)	(1,561)

Total revenues	$24,904	$8,799	$11,708	$1,071	$46,482

	Year Ended December 31, 2006
	Subscription	Advertising	Content	Other	Total
	(recast, millions)

Revenues
AOL	$5,784	$1,886	$—	$116	$7,786
Cable	11,103	664	—	—	11,767
Filmed Entertainment	14	23	10,314	274	10,625
Networks	5,868	3,163	1,024	58	10,113
Publishing	1,564	2,663	50	675	4,952
Intersegment eliminations	(682)	(116)	(718)	(37)	(1,553)

Total revenues	$23,651	$8,283	$10,670	$1,086	$43,690

	Year Ended December 31, 2005
	Subscription	Advertising	Content	Other	Total
	(recast, millions)

Revenues
AOL	$6,755	$1,338	$—	$109	$8,202
Cable	8,313	499	—	—	8,812
Filmed Entertainment	—	4	11,704	216	11,924
Networks	5,370	3,054	963	32	9,419
Publishing	1,581	2,581	56	723	4,941
Intersegment eliminations	(490)	(174)	(746)	(53)	(1,463)

Total revenues	$21,529	$7,302	$11,977	$1,027	$41,835

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

These intersegment transactions are recorded by each segment at estimated fair value as if the transactions were with third parties and, therefore, impact segment performance. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses or assets recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not impact consolidated results. Additionally, transactions between divisions within the same reporting segment (e.g., a transaction between HBO and Turner within the Networks segment) are eliminated in arriving at segment performance and, therefore, do not impact segment results. Revenues recognized by Time Warner’s segments on intersegment transactions are as follows:

	Years Ended December 31,
	2007	2006	2005
		(recast)	(recast)
	(millions)

Intersegment Revenues
AOL	$20	$48	$28
Cable	15	29	38
Filmed Entertainment	583	688	749
Networks(a)	916	738	553
Publishing	27	50	95

Total intersegment revenues	$1,561	$1,553	$1,463

(a)	Intersegment revenues at the Networks segment include the impact of the systems acquired in the Adelphia/Comcast Transactions and the consolidation of the Kansas City Pool.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2007	2006	2005
		(recast)	(recast)
	(millions)

Operating Income before Depreciation and Amortization
AOL(a)	$2,517	$2,528	$1,791
Cable	5,742	4,229	3,323
Filmed Entertainment(b)	1,215	1,136	1,231
Networks(c)	3,336	3,013	2,941
Publishing(d)	1,104	1,057	1,081
Corporate(e)	(550)	(1,096)	(3,339)
Intersegment eliminations	(3)	(14)	(9)

Total Operating Income before Depreciation and Amortization	$13,361	$10,853	$7,019

(a)	For the year ended December 31, 2007, includes a net pretax gain of $668 million on the sale of AOL’s German access business, a net $1 million reduction to the gain on the sale of AOL’s U.K. access business, a $16 million gain related to the sale of a building and a $2 million noncash asset impairment charge. For the year ended December 31, 2006, includes a $769 million gain on the sales of AOL’s U.K. and French access businesses, a $13 million noncash asset impairment charge and a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of Netscape Security Solutions (“NSS”). For the year ended December 31, 2005, includes a $24 million noncash impairment charge related to goodwill associated with AOLA, a $5 million gain related to the sale of a building and a $5 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS.
(b)	For the year ended December 31, 2005, includes a $5 million gain related to the sale of a property in California.
(c)	For the year ended December 31, 2007, includes a $34 million noncash charge related to the impairment of the Court TV tradename as a result of rebranding the Court TV network name to truTV, effective January 1, 2008. For the year ended December 31, 2006, includes a $200 million noncash impairment charge related the reduction of the carrying value of The WB Network’s goodwill.
(d)	For the year ended December 31, 2007, includes a $6 million gain on the sale of four non-strategic magazine titles. For the year ended December 31, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability.
(e)	For the year ended December 31, 2007, includes $153 million in legal reserves related to securities litigation and $18 million in net expenses related to securities litigation and government investigations. For the year ended December 31, 2006, includes a $20 million gain on the sale of two aircraft, $650 million in legal reserves related to securities litigation and $55 million in net expenses related to securities litigation and government investigations. For the year ended December 31, 2005, includes $3 billion in legal reserves related to securities litigation and $135 million in net recoveries related to securities litigation and government investigations.

	Years Ended December 31,
	2007	2006	2005
		(recast)	(recast)
	(millions)

Depreciation of Property, Plant and Equipment
AOL	$(408)	$(501)	$(548)
Cable	(2,704)	(1,883)	(1,465)
Filmed Entertainment	(153)	(139)	(121)
Networks	(303)	(280)	(233)
Publishing	(126)	(112)	(121)
Corporate	(44)	(48)	(44)

Total depreciation of property, plant and equipment	$(3,738)	$(2,963)	$(2,532)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2007	2006	2005
		(recast)	(recast)
	(millions)

Amortization of Intangible Assets
AOL	$(96)	$(133)	$(167)
Cable	(272)	(167)	(72)
Filmed Entertainment	(217)	(213)	(225)
Networks	(18)	(10)	(17)
Publishing	(71)	(64)	(93)

Total amortization of intangible assets	$(674)	$(587)	$(574)

	Years Ended December 31,
	2007	2006	2005
		(recast)	(recast)
		(millions)

Operating Income
AOL(a)	$2,013	$1,894	$1,076
Cable	2,766	2,179	1,786
Filmed Entertainment(b)	845	784	885
Networks(c)	3,015	2,723	2,691
Publishing(d)	907	881	867
Corporate(e)	(594)	(1,144)	(3,383)
Intersegment eliminations	(3)	(14)	(9)

Total operating income	$8,949	$7,303	$3,913

(a)	For the year ended December 31, 2007, includes a net pretax gain of $668 million on the sale of AOL’s German access business, a net $1 million reduction to the gain on the sale of AOL’s U.K. access business, a $16 million gain related to the sale of a building and a $2 million noncash asset impairment charge. For the year ended December 31, 2006, includes a $769 million gain on the sales of AOL’s U.K. and French access businesses, a $13 million noncash asset impairment charge and a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS. For the year ended December 31, 2005, includes a $24 million noncash impairment charge related to goodwill associated with AOLA, a $5 million gain related to the sale of a building and a $5 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS.
(b)	For the year ended December 31, 2005, includes a $5 million gain related to the sale of a property in California.
(c)	For the year ended December 31, 2007, includes a $34 million noncash charge related to the impairment of the Court TV tradename as a result of rebranding the Court TV network name to truTV, effective January 1, 2008. For the year ended December 31, 2006, includes a $200 million noncash impairment charge related the reduction of the carrying value of The WB Network’s goodwill.
(d)	For the year ended December 31, 2007, includes a $6 million gain on the sale of four non-strategic magazine titles. For the year ended December 31, 2005, includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability.
(e)	For the year ended December 31, 2007, includes $153 million in legal reserves related to securities litigation and $18 million in net expenses related to securities litigation and government investigations. For the year ended December 31, 2006, includes a $20 million gain on the sale of two aircraft, $650 million in legal reserves related to securities litigation and $55 million in net expenses related to securities litigation and government investigations. For the year ended December 31, 2005, includes $3 billion in legal reserves related to securities litigation and $135 million in net recoveries related to securities litigation and government investigations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2007	2006
		(recast)
	(millions)

Assets
AOL	$5,903	$5,762
Cable	56,597	55,814
Filmed Entertainment	18,619	18,354
Networks	35,556	34,952
Publishing	14,732	14,900
Corporate	2,423	2,937

Total assets	$133,830	$132,719

	Years Ended December 31,
	2007	2006	2005
		(recast)	(recast)
	(millions)

Capital Expenditures and Product Development Costs
AOL	$281	$383	$417
Cable	3,433	2,718	1,837
Filmed Entertainment	208	168	184
Networks	347	331	332
Publishing	158	467	297
Corporate	3	9	23

Total capital expenditures and product development costs	$4,430	$4,076	$3,090

Assets located outside the United States, which represent approximately 4% of total assets, are not material. Revenues in different geographical areas are as follows:

	Years Ended December 31,
	2007	2006	2005
		(recast)	(recast)
		(millions)

Revenues(a)
United States	$38,256	$35,070	$32,769
United Kingdom	2,071	2,606	2,807
Germany	798	1,169	1,233
Canada	668	610	609
France	637	834	941
Japan	525	507	590
Other international	3,527	2,894	2,886

Total revenues	$46,482	$43,690	$41,835

(a)	Revenues are attributed to countries based on location of customer.

15.	COMMITMENTS AND CONTINGENCIES

Commitments

Time Warner’s total net rent expense from continuing operations amounted to $688 million in 2007, $682 million in 2006 and $570 million in 2005. The Company has long-term noncancelable lease commitments for office space, studio facilities and operating equipment in various locations around the world. The minimum

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rental commitments under noncancelable long-term operating leases during the next five years are as follows (millions):

2008	$632
2009	596
2010	520
2011	464
2012	420
Thereafter	1,916

Total	$4,548

Additionally, Time Warner recognized sublease income of $37 million for 2007 and $35 million for both 2006 and 2005. As of December 31, 2007, the Company has future sublease income commitments of $599 million.

Time Warner also has commitments under certain programming, network licensing, artist, franchise and other agreements aggregating approximately $33 billion at December 31, 2007, which are payable principally over a ten-year period, as follows (millions):

2008	$8,322
2009-2010	11,271
2011-2012	7,200
Thereafter	6,910

Total	$33,703

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

The following table summarizes separately the Company’s contingent commitments at December 31, 2007. The timing of amounts presented in the table represents when the maximum contingent commitment will expire, but does not mean that the Company expects to incur an obligation to make any payments within that time frame.

	Total
Nature of Contingent Commitments	Commitments	2008	2009-2010	2011-2012	Thereafter
	(millions)

Guarantees(a)	$1,483	$58	$86	$87	$1,252
Letters of credit and other contingent commitments	380	75	44	8	253

Total contingent commitments	$1,863	$133	$130	$95	$1,505

(a)	Amounts primarily reflect the Six Flags Guarantee discussed below.

The following is a description of the Company’s contingent commitments at December 31, 2007:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by (a) entities formerly owned by the Company, including the arrangement described below, and (b) joint ventures in which the Company is or was a venture partner.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (“Six Flags Georgia” and “Six Flags Texas,” respectively, and, collectively, the “Parks”), in 1997, the Company, and certain subsidiaries (including TWE, a subsidiary of TWC), agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including the following (the “Guaranteed Obligations”): (a) making a minimum annual distribution to the limited partners of the Partnerships (the minimum was approximately $58.2 million in 2007 and is subject to annual cost of living adjustments); (b) making a minimum amount of capital expenditures each year (an amount approximating 6% of the Parks’ annual revenues); (c) offering each year to purchase 5% of the limited partnership units of the Partnerships (plus any such units not purchased pursuant to such offer in any prior year) based on an aggregate price for all limited partnership units at the higher of (i) $250 million in the case of Six Flags Georgia and $374.8 million in the case of Six Flags Texas (the “Base Valuations”) and (ii) a weighted average multiple of EBITDA for the respective Park over the previous four-year period (the “Cumulative LP Unit Purchase Obligation”); (d) making annual ground lease payments; and (e) either (i) purchasing all of the outstanding limited partnership units through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of each of the Partnerships in 2027 (Six Flags Georgia) and 2028 (Six Flags Texas) (the “End of Term Purchase”) or (ii) causing each of the Partnerships to have no indebtedness and to meet certain other financial tests as of the end of the term of the Partnership. The aggregate amount payable in connection with an End of Term Purchase option on either Park will be the Base Valuation applicable to such Park, adjusted for changes in the consumer price index from December 1996, in the case of Six Flags Georgia, and December 1997, in the case of Six Flags Texas, through December of the year immediately preceding the year in which the End of Term Purchase occurs, in each case, reduced ratably to reflect limited partnership units previously purchased.

In connection with the Company’s 1998 sale of Six Flags Entertainment Corporation (which held the controlling interests in the Parks) to Six Flags Inc. (formerly Premier Parks Inc.) (“Six Flags”), Six Flags and the Company, among others (including TWE), entered into a Subordinated Indemnity Agreement pursuant to which Six Flags agreed to guarantee the performance of the Guaranteed Obligations when due and to indemnify the Company, among others, in the event that the Guaranteed Obligations are not performed and the Six Flags Guarantee is called upon. In the event of a default of Six Flags’ obligations under the Subordinated Indemnity Agreement, the Subordinated Indemnity Agreement and related agreements provide, among other things, that the Company has the right to acquire control of the managing partner of the Parks. Six Flags’ obligations to the Company are further secured by its interest in all limited partnership units that are held by Six Flags.

The Company has provided an inter-company indemnification arrangement to TWE in connection with TWE’s potential exposure under the Guaranteed Obligations.

In November 2007, Moody’s Investors Service, Standard & Poor’s and Fitch Ratings downgraded their credit ratings for Six Flags. To date, no payments have been made by the Company pursuant to the Six Flags Guarantee. In its quarterly report on Form 10-Q for the period ended September 30, 2007, Six Flags reported an estimated maximum Cumulative LP Unit Purchase Obligation for 2008 of approximately $305 million. The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term of the agreements are approximately $1.4 billion. Six Flags has also disclosed it has deposited approximately $13 million in an escrow account as a source of funds in the event the Company is required to fund any portion of the Guaranteed Obligations in the future.

Because the Six Flags Guarantee existed prior to the Company’s adoption of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and no modifications to the arrangements have been made since the date the guarantee came into existence, the recognition requirements of FIN 45 are not applicable to the arrangements and the Company has continued to account for the Guaranteed Obligations in accordance

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with FASB Statement No. 5, Accounting for Contingencies, (“FAS 5”). Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement (including the recent financial performance reported for the Parks and by Six Flags), the Company has concluded that a probable loss does not exist and, consequently, no liability for the arrangements has been recognized at December 31, 2007. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

•	Generally, letters of credit and surety bonds support performance and payments for a wide range of global contingent and firm obligations, including insurance, litigation appeals, import of finished goods, real estate leases, cable installations and other operational needs.

Except as otherwise discussed above or below, Time Warner does not guarantee the debt of any of its investments accounted for using the equity method of accounting.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $3.7 billion and $4.2 billion at December 31, 2007 and December 31, 2006, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment of $700 million and $702 million at December 31, 2007 and December 31, 2006, respectively.

Because backlog generally relates to contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is principally dependent on the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or, as referenced above and discussed in more detail in Note 7, on an accelerated basis using a $300 million securitization facility. The portion of backlog for which cash has not already been received has significant value as a source of future funding. Of the approximately $3.7 billion of backlog as of December 31, 2007, Time Warner has recorded $231 million of deferred revenue in the consolidated balance sheet, representing cash received through the utilization of the backlog securitization facility. The backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of the advertising spots received under such contracts to third parties.

Contingencies

Securities Matters

During the Summer and Fall of 2002, numerous shareholder class action lawsuits were filed against the Company, certain current and former executives of the Company and, in several instances, AOL. The complaints purported to be made on behalf of certain shareholders of the Company and alleged that the Company made material misrepresentations and/or omissions of material fact in violation of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Plaintiffs claimed, among other things, that the Company failed to disclose AOL’s declining advertising revenues and that the Company and AOL inappropriately inflated advertising revenues in a series of transactions. All of these lawsuits were eventually centralized in the U.S. District Court for the Southern District of New York for coordinated or consolidated pre-trial proceedings (along with the federal derivative lawsuits, several lawsuits brought under the Employee Retirement Income Security Act of 1974 (“ERISA”), and other related matters, certain of which are described below) under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation. In the summer of 2005, the Company entered into a settlement agreement to resolve this matter with the Minnesota State Board of Investment (“MSBI”), who had been designated lead plaintiff for the consolidated securities actions, and the court granted final approval of the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement on April 6, 2006. The settlement fund established for the members of the class represented in this action (the “MSBI Settlement Fund”) consisted of $2.4 billion contributed by the Company and $100 million contributed by Ernst & Young LLP. In addition, $150 million the Company had previously paid in connection with the settlement of the investigation by the U.S. Department of Justice, and $300 million the Company had previously paid in connection with the settlement of its SEC investigation, were transferred to the MSBI Settlement Fund for distribution to investors through the MSBI settlement process. An initial distribution of these funds has been made, and administration of the settlement is ongoing.

During the Fall of 2002 and Winter of 2003, several putative class action lawsuits were filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the Time Warner Savings Plan, the Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits named as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits alleged that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. In 2006, the parties entered into a settlement agreement to resolve the ERISA matters, and the court granted final approval of the settlement on September 27, 2006. The aggregate amount for which the Company settled this lawsuit as well as the related lawsuits is described below. On October 26, 2007, the court issued an order approving certain attorneys’ fees and expenses requested by plaintiffs’ counsel, as well as approving certain incentive awards to the lead plaintiffs. On November 26, 2007, two of the lead plaintiffs filed a notice of appeal of this decision. In a stipulation dated January 25, 2008, the parties agreed that the case be remanded to the district court for the limited purpose of considering the request by co-lead counsel to resolve the amounts at issue on appeal, and the appellate court ordered the remand on January 29, 2008.

During the Summer and Fall of 2002, numerous shareholder derivative lawsuits were filed in state and federal courts naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. The complaints alleged that defendants breached their fiduciary duties by, among other things, causing the Company to issue corporate statements that did not accurately represent that AOL had declining advertising revenues. Certain of these lawsuits were later dismissed, and others were eventually consolidated in their respective jurisdictions. In 2006, the parties entered into a settlement agreement to resolve all of the remaining derivative matters, and the Court granted final approval of the settlement on September 6, 2006. The court has yet to rule on plaintiffs’ petition for attorneys’ fees and expenses.

On November 11, 2002, Staro Asset Management, LLC filed a putative class action complaint in the U.S. District Court for the Southern District of New York on behalf of certain purchasers of Reliant 2.0% Zero-Premium Exchangeable Subordinated Notes for alleged violations of the federal securities laws. Plaintiff was a purchaser of subordinated notes, the price of which was purportedly tied to the market value of Time Warner stock. Plaintiff alleged that the Company made misstatements and/or omissions of material fact that artificially inflated the value of Time Warner stock and directly affected the price of the notes. On September 27, 2007, the Company filed a motion to dismiss this action based on plaintiff’s failure to take any action to prosecute the case for nearly four years. On December 6, 2007, plaintiff voluntarily dismissed its complaint and on December 12, 2007, the court dismissed the matter with prejudice.

On November 15, 2002, the California State Teachers’ Retirement System filed an amended consolidated complaint in the U.S. District Court for the Central District of California on behalf of a putative class of purchasers of stock in Homestore.com, Inc. (“Homestore”). Plaintiff alleged that Homestore engaged in a scheme to defraud its shareholders in violation of Section 10(b) of the Exchange Act. The Company and two former employees of its AOL division were named as defendants in the amended consolidated complaint because of their alleged participation in the scheme through certain advertising transactions entered into with Homestore. Motions to dismiss filed by the Company and the two former employees were granted on March 7, 2003, and a final judgment of dismissal was entered on March 8, 2004. Plaintiff appealed and the Ninth Circuit Court issued an opinion on June 30, 2006

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affirming the lower court’s decision and remanding the case to the district court for further proceedings. The district court denied plaintiff’s subsequent motion for leave to amend the complaint on December 18, 2006. In addition, on October 20, 2006, the Company joined its co-defendants in filing a petition for certiorari with the Supreme Court of the United States, seeking reconsideration of the Ninth Circuit’s decision. In December 2006, the Company reached an agreement with plaintiff to settle its claims against the Company and its former employees. The court granted final approval of the settlement on December 4, 2007. Administration of the settlement is ongoing. The aggregate amount for which the Company has settled this as well as related lawsuits is described below.

During the fourth quarter of 2006, the Company established an additional reserve of $600 million related to its remaining securities litigation matters, some of which are described above, bringing the reserve for unresolved claims to approximately $620 million at December 31, 2006. The prior reserve aggregating $3.0 billion established in the second quarter of 2005 had been substantially utilized as a result of the settlements resolving many of the other shareholder lawsuits that had been pending against the Company, including settlements entered into during the fourth quarter of 2006. During the first and second quarters of 2007, the Company reached agreements to settle substantially all of the remaining securities litigation claims, a substantial portion of which had been reserved for at December 31, 2006. During 2007, the Company recorded charges of approximately $153 million for these settlements. At December 31, 2007, the Company’s remaining reserve related to these matters is $10 million, which approximates an expected attorneys’ fee award in the previously settled derivative matter described above. The Company has no remaining securities litigation matters as of December 31, 2007.

Other Matters

Warner Bros. (South) Inc. (“WBS”), a wholly owned subsidiary of the Company, is litigating numerous tax cases in Brazil. WBS currently is the theatrical distribution licensee for Warner Bros. Entertainment Nederlands (“Warner Bros. Nederlands”) in Brazil and acts as a service provider to the Warner Bros. Nederlands home video licensee. All of the ongoing tax litigation involves WBS’ distribution activities prior to January 2004, when WBS conducted both theatrical and home video distribution. Much of the tax litigation stems from WBS’ position that in distributing videos to rental retailers, it was conducting a distribution service, subject to a municipal service tax, and not the “industrialization” or sale of videos, subject to Brazilian federal and state VAT-like taxes. Both the federal tax authorities and the State of Sao Paulo, where WBS is based, have challenged this position. Certain of these matters were settled in September 2007 pursuant to a government-sponsored amnesty program. In some additional tax cases, WBS, often together with other film distributors, is challenging the imposition of taxes on royalties remitted outside of Brazil and the constitutionality of certain taxes. The Company intends to defend against the various remaining tax cases vigorously.

On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics and failure to accord credit to Siegel. The Company answered the complaint and filed counterclaims on November 11, 2004, to which plaintiffs replied on January 7, 2005. On April 30, 2007, the Company filed motions for partial summary judgment on various issues, including the unavailability of accounting for pre-termination and foreign works. The case is scheduled for trial starting in May 2008. The Company intends to defend against this lawsuit vigorously.

On October 22, 2004, the same Siegel heirs filed a second lawsuit against the Company, DC Comics, Warner Bros. Entertainment Inc., Warner Communications Inc. and Warner Bros. Television Production Inc. in the U.S. District Court for the Central District of California. Plaintiffs claim that Jerome Siegel was the sole creator of the character Superboy and, as such, DC Comics has had no right to create new Superboy works since the alleged October 17, 2004 termination by plaintiffs of Siegel’s grants of rights to the Superboy character to DC Comics’ predecessor-in-interest. This lawsuit seeks a declaration regarding the validity of the alleged termination and an

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

injunction against future use of the Superboy character. Plaintiffs have also asserted Lanham Act and unfair competition claims alleging false statements by DC Comics regarding the creation of the Superboy character. The Company answered the complaint and filed counterclaims on December 21, 2004, to which plaintiffs replied on January 7, 2005. The case was consolidated for discovery purposes with the “Superman” action described immediately above. The parties filed cross-motions for summary judgment or partial summary judgment on February 15, 2006. In its ruling dated March 23, 2006, the court denied the Company’s motion for summary judgment, granted plaintiffs’ motion for partial summary judgment on termination and held that further proceedings are necessary to determine whether the Company’s Smallville television series may infringe on plaintiffs’ rights to the Superboy character. On January 12, 2007, the Company filed a motion for reconsideration of the court’s decision granting plaintiffs’ motion for partial summary judgment on termination. On April 30, 2007, the Company filed a motion for summary judgment on non-infringement of Smallville. On July 27, 2007, the court granted the Company’s motion for reconsideration, reversing the bulk of the March 23, 2006 ruling, and requested additional briefing on certain issues. The Company’s motion for summary judgment is pending. The Company intends to defend against this lawsuit vigorously.

On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against AOL and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On December 8, 2000, defendants filed a motion to dismiss on the ground that the plaintiffs were volunteers and not employees covered by the FLSA. On March 10, 2006, the court denied defendants’ motion to dismiss. On May 11, 2006, plaintiffs filed a motion under the FLSA asking the court to notify former community leaders nationwide about the lawsuit and allow those community leaders the opportunity to join the lawsuit. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case was stayed pending the outcome of the Hallissey motion to dismiss and has not yet been activated. Three related class actions have been filed in state courts in New Jersey, California and Ohio, alleging violations of the FLSA and/or the respective state laws. The New Jersey and Ohio cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. The California action was remanded to California state court, and on January 6, 2004 the court denied plaintiffs’ motion for class certification. Plaintiffs appealed the trial court’s denial of their motion for class certification to the California Court of Appeals. On May 26, 2005, a three-justice panel of the California Court of Appeals unanimously affirmed the trial court’s order denying class certification. The plaintiffs’ petition for review in the California Supreme Court was denied. The Company has settled the remaining individual claims in the California action. The Company intends to defend against the remaining lawsuits vigorously.

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

On August 1, 2005, Thomas Dreiling filed a derivative suit in the U.S. District Court for the Western District of Washington against AOL and Infospace Inc. as nominal defendant. The complaint, brought in the name of Infospace by one of its shareholders, asserts violations of Section 16(b) of the Exchange Act. Plaintiff alleges that certain AOL executives and the founder of Infospace, Naveen Jain, entered into an agreement to manipulate Infospace’s stock price through the exercise of warrants that AOL had received in connection with a commercial agreement with Infospace. Because of this alleged agreement, plaintiff asserts that AOL and Mr. Jain constituted a “group” that held

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more than 10% of Infospace’s stock and, as a result, AOL violated the short-swing trading prohibition of Section 16(b) in connection with sales of shares received from the exercise of those warrants. The complaint seeks disgorgement of profits, interest and attorneys fees. On September 26, 2005, AOL filed a motion to dismiss the complaint for failure to state a claim, which was denied by the court on December 5, 2005. On October 11, 2007, the parties filed cross-motions for summary judgment. On January 3, 2008, the court granted AOL’s motion and dismissed the complaint with prejudice. On January 29, 2008, plaintiff filed a notice of appeal. The Company intends to defend against this lawsuit vigorously.

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and AOL, among other defendants, infringe a number of patents purportedly relating to customer call center operations, voicemail and/or video-on-demand services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. The Company intends to defend against this lawsuit vigorously.

On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nation-wide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the court granted preliminary approval of a class settlement arrangement on terms that were not material to the Company. A final settlement approval hearing was held on May 19, 2006. On January 26, 2007, the court denied approval of the settlement, and so the matter remains pending. The Company intends to defend against this lawsuit vigorously.

On October 20, 2005, a group of syndicate participants, including BNZ Investments Limited, filed three related actions in the High Court of New Zealand, Auckland Registry, against New Line Cinema Corporation (“NLC Corp.”), a wholly owned subsidiary of the Company, and its subsidiary, New Line Productions Inc. (“NL Productions”) (collectively, “New Line”). The complaints allege breach of contract, breach of duties of good faith and fair dealing, and other common law and statutory claims under California and New Zealand law. Plaintiffs contend, among other things, they have not received proceeds from certain financing transactions they entered into with New Line relating to three motion pictures: The Lord of the Rings: The Fellowship of the Ring; The Lord of the Rings: The Two Towers; and The Lord of the Rings: The Return of the King (collectively, the “Trilogy”). The parties to these actions have agreed that all claims will be heard before a single arbitrator, who has been selected, before the International Court for Arbitration, and the proceedings before the High Court of New Zealand have been dismissed without prejudice. The arbitration is scheduled to begin in May 2009. The Company intends to defend against these proceedings vigorously.

Other matters relating to the Trilogy have also been pursued. On February 28, 2005, Wingnut Films, Ltd. filed a case against NLC Corp, and Katja Motion Pictures Corp. (“Katja”) and NL Productions, both of which are wholly owned subsidiaries of NLC Corp., as well as other unnamed defendants, in the U.S. District Court for the Central District of California. The complaint alleged that NLC Corp. failed to make full payment to plaintiff with respect to its participation in Adjusted Gross Receipts (as defined in the parties’ contract). In December 2007, the parties agreed to settle this matter, and the case has been dismissed with prejudice.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 11, 2008, trustees of the Tolkien Trust and the J.R.R. Tolkien 1967 Discretionary Settlement Trust, as well as HarperCollins Publishers, Ltd. and two related publishing entities, sued NLC Corp., Katja, and other unnamed defendants in Los Angeles Superior Court. The complaint alleges that defendants breached contracts relating to the Trilogy by, among other things, failing to make full payment to plaintiffs for their participation in the Trilogy’s gross receipts. The suit also seeks declarations as to the meaning of several provisions of the relevant agreements, including a declaration that would terminate defendants’ future rights to other motion pictures based on J.R.R. Tolkien’s works, including The Hobbit. In addition, the complaint sets forth related claims of breach of fiduciary duty, fraud and for reformation, an accounting and imposition of a constructive trust. Plaintiffs seek compensatory damages in excess of $150 million, unspecified punitive damages, and other relief. The Company intends to defend against this lawsuit vigorously.

AOL Europe Services SARL (“AOL Luxembourg”), a wholly owned subsidiary of AOL organized under the laws of Luxembourg, has received two separate assessments from the French tax authorities for French value added tax (“VAT”) related to AOL Luxembourg’s subscription revenues from French subscribers. The first assessment, received on December 27, 2006, relates to subscription revenues earned during the period from July 1, 2003 through December 31, 2003, and the second assessment, received on December 5, 2007, relates to subscription revenues earned during the period from January 1, 2004 through December 31, 2004. Together, the assessments, including interest accrued through the respective assessment dates, total €94 million (approximately $138 million based on the exchange rate as of December 31, 2007). The French tax authorities assert that the French subscriber revenues are subject to French VAT, instead of Luxembourg VAT, as originally reported and paid by AOL Luxembourg. AOL Luxembourg could receive similar assessments from the French tax authorities in the future for subscription revenues earned in 2005 through 2006. If AOL Luxembourg were to receive such additional assessments and were to be unsuccessful on appeal of such assessments and the current assessments, the Company believes AOL Luxembourg’s total exposure, net of refunds for VAT previously paid to Luxembourg, related to subscription revenues from French subscribers earned from July 1, 2003 through October 31, 2006, including interest accrued through December 31, 2007, could equal up to €77 million (approximately $114 million based on the exchange rate as of the same date). The Company is currently appealing these assessments at the French VAT audit level and intends to defend against these assessments vigorously.

On August 30, 2007, eight years after the case was initially filed, the Supreme Court of the Republic of Indonesia overturned the rulings of two lower courts and issued a judgment against Time Inc. Asia and six journalists in the matter of H.M. Suharto v. Time Inc. Asia et al. The underlying libel lawsuit was filed in July 1999 by the former dictator of Indonesia following the publication of TIME magazine’s May 24, 1999 cover story “Suharto Inc.” Following a trial in the Spring of 2000, a three-judge panel of an Indonesian court found in favor of Time Inc. and the journalists, and that decision was affirmed by an intermediate appellate court in March 2001. The court’s August 30, 2007 decision reversed those prior determinations and ordered defendants to, among other things, apologize for certain aspects of the May 1999 article and pay Mr. Suharto damages in the amount of one trillion rupiah (approximately $107 million based on the exchange rate as of December 31, 2007). The Company continues to defend this matter vigorously and has challenged the judgment by filing a petition for review with the Supreme Court of the Republic of Indonesia on February 21, 2008. The Company does not believe it is likely that efforts to enforce such judgment within Indonesia, or in those jurisdictions outside of Indonesia in which the Company has substantial assets, would result in any material loss to the Company. Consequently, no loss has been accrued for this matter as of December 31, 2007. Moreover, the Company believes that insurance coverage is available for the judgment, were it to be sustained and, eventually, enforced.

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and TWC. The complaint, which also named as defendants several other programming content providers (collectively, the “programmer defendants”) as well as other cable and satellite providers (collectively, the “distributor defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On December 21, 2007, the programmer defendants, including the Company, and the distributor defendants, including TWC, filed motions to dismiss the amended complaint. The Company intends to defend against this lawsuit vigorously.

On April 4, 2007, the National Labor Relations Board (“NLRB”) issued a complaint against CNN America Inc. (“CNN America”) and Team Video Services, LLC (“Team Video”). This administrative proceeding relates to CNN America’s December 2003 and January 2004 terminations of its contractual relationships with Team Video, under which Team Video had provided electronic newsgathering services in Washington, DC and New York, NY. The National Association of Broadcast Employees and Technicians, under which Team Video’s employees were unionized, initially filed charges of unfair labor practices with the NLRB in February 2004, alleging that CNN America and Team Video were joint employers, that CNN America was a successor employer to Team Video, and/or that CNN America discriminated in its hiring practices to avoid becoming a successor employer or due to specific individuals’ union affiliation or activities. The NLRB investigated the charges and issued the above-noted complaint. The complaint seeks, among other things, the reinstatement of certain union members and monetary damages. A hearing in the matter before an NLRB Administrative Law Judge began on December 3, 2007. The Company intends to defend against this matter vigorously.

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

16.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting and with Comcast, which was a minority owner of TWC prior to the completion of the TWC Redemption on July 31, 2006. These transactions have been executed on terms comparable to those of unrelated third parties and primarily include the licensing of broadcast rights to The CW for film and television product by the Filmed Entertainment segment, the licensing of rights to carry cable television programming provided by the Networks segment, and the license of programming, primarily at TWC.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	ADDITIONAL FINANCIAL INFORMATION

Cash Flows

Additional financial information with respect to cash (payments) and receipts is as follows (millions):

	Years Ended December 31,
	2007	2006	2005
		(recast)	(recast)

Cash payments made for interest	$(2,352)	$(1,829)	$(1,534)
Interest income received	103	135	230

Cash interest payments, net	$(2,249)	$(1,694)	$(1,304)

Cash payments made for income taxes	$(667)	$(565)	$(486)
Income tax refunds received	110	34	82

Cash tax payments, net	$(557)	$(531)	$(404)

The consolidated statement of cash flows for the year ended December 31, 2007 does not reflect approximately $440 million of common stock tendered to the Company in connection with the Liberty Transaction, because this amount did not require cash funding during the period. Specifically, the $440 million represents the fair value of the Braves and Leisure Arts of $473 million, less a $33 million working capital adjustment.

The consolidated statement of cash flows does not reflect approximately $33 million of common stock repurchases that were included in Other current liabilities because this amount was not paid at December 31, 2007. Additionally, the consolidated statement of cash flows reflects approximately $120 million of common stock repurchases that were included in Other current liabilities at December 31, 2006 but for which payment was not made until the first quarter of 2007.

Interest Expense, Net

Interest expense, net, consists of (millions):

	Years Ended December 31,
	2007	2006	2005
		(recast)	(recast)

Interest income	$210	$295	$356
Interest expense	(2,509)	(1,969)	(1,620)

Total interest expense, net	$(2,299)	$(1,674)	$(1,264)

Other Income, Net

Other income, net, consists of (millions):

	Years Ended December 31,
	2007	2006	2005
		(recast)	(recast)

Investment gains, net	$211	$1,048	$1,064
Income (loss) from equity investees, net	(14)	109	61
Losses on accounts receivable securitization programs	(56)	(50)	(36)
Other	4	20	35

Total other income, net	$145	$1,127	$1,124

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Liabilities

Other current liabilities consists of (millions):

	December 31,
	2007	2006
		(recast)

Accrued expenses	$3,975	$4,952
Accrued compensation	1,474	1,351
Accrued income taxes	162	205

Total other current liabilities	$5,611	$6,508

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2007 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 204 herein.

TIME WARNER INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Time Warner Inc.

We have audited the accompanying consolidated balance sheet of Time Warner Inc. (“Time Warner”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2007. Our audits also included the Supplementary Information and Financial Statement Schedule II listed in the index at Item 15(a). These financial statements, supplementary information and schedule are the responsibility of Time Warner’s management. Our responsibility is to express an opinion on these financial statements, supplementary information and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Financial Statement Schedule and Supplementary Information, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, as of January 1, 2007, Time Warner adopted Emerging Issues Task Force Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Time Warner’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
February 21, 2008

TIME WARNER INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Time Warner Inc.

We have audited Time Warner Inc.’s (“Time Warner”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Time Warner’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Time Warner’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Time Warner maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Time Warner as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2007 of Time Warner and our report dated February 21, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
February 21, 2008

TIME WARNER INC.
SELECTED FINANCIAL INFORMATION

The selected financial information set forth below for each of the three years in the period ended December 31, 2007 has been derived from and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for the years ended December 31, 2004 and December 31, 2003 have been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. Certain reclassifications have been made to conform to the 2007 presentation.

	Years Ended December 31,
	2007	2006	2005	2004	2003
		(recast)	(recast)	(recast)	(recast)
		(millions, except per share amounts)

Selected Operating Statement Information:
Revenues:
Subscription	$24,904	$23,651	$21,529	$20,966	$19,857
Advertising	8,799	8,283	7,302	6,641	5,826
Content	11,708	10,670	11,977	11,816	10,987
Other	1,071	1,086	1,027	1,016	1,338

Total revenues	46,482	43,690	41,835	40,439	38,008
Operating income(a)	8,949	7,303	3,913	5,428	4,394
Interest expense, net	(2,299)	(1,674)	(1,264)	(1,532)	(1,732)
Other income, net(b)	145	1,127	1,124	525	1,201
Income from continuing operations	4,051	5,073	2,508	2,802	2,676
Discontinued operations, net of tax	336	1,454	163	272	(498)
Cumulative effect of accounting change(c)	—	25	—	34	(12)

Net income	4,387	6,552	2,671	3,108	2,166
Per share of common stock:
Basic income per common from continuing operations	$1.09	$1.21	$0.54	$0.61	$0.59
Discontinued operations	0.09	0.35	0.03	0.06	(0.11)
Cumulative effect of accounting change	—	0.01	—	0.01	—

Basic net income per common share	$1.18	$1.57	$0.57	$0.68	$0.48
Diluted income per common share from continuing operations	$1.08	$1.20	$0.53	$0.60	$0.58
Discontinued operations	0.09	0.34	0.04	0.05	(0.11)
Cumulative effect of accounting change	—	0.01	—	0.01	—

Diluted net income per common share	$1.17	$1.55	$0.57	$0.66	$0.47
Average common shares:
Basic	3,718.9	4,182.5	4,648.2	4,560.2	4,506.0
Diluted	3,762.3	4,224.8	4,710.0	4,694.7	4,623.7

(a)	2007 includes a net pretax gain of $668 million on the sale of AOL’s German access business, a net $1 million reduction to the gain on the sale of AOL’s U.K. access business, a $16 million gain related to the sale of a building, a $2 million noncash asset impairment charge, a $34 million noncash charge related to the impairment of the Court TV tradename as a result of rebranding the Court TV network name to truTV, effective January 1, 2008, a $6 million gain on the sale of four non-strategic magazine titles, $153 million in legal reserves related to securities litigation and $18 million in net expenses related to securities litigation and government investigations. 2006 includes a $769 million gain on the sales of AOL’s U.K. and French access businesses, a $13 million of noncash asset impairment charge, a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS, a $200 million noncash impairment charge related to reduction of the carrying value of The WB Network’s goodwill, a $20 million gain on the sale of two aircraft, $650 million in legal reserves related to securities litigation and $55 million in net expenses related to securities litigation and government investigations. 2005 includes a $24 million noncash impairment charge related to goodwill associated with AOLA, a $5 million gain related to the sale of a building, a $5 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS, an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability, a $5 million gain related to the sale of a property in California and $3 billion in legal reserves related to securities litigation and $135 million in net recoveries related to securities litigation and government investigations. 2004 includes a $10 million impairment charge related to a building that was held for sale, a gain of $13 million related to the sale of AOL Japan, a $7 million gain related to the sale of NSS, a $7 million loss related to the sale of the winter sports team, an $8 million gain related to the sale of a building, $510 million legal reserves related to government investigations and $26 million in net expenses related to securities litigation and government investigations. 2003 includes a $43 million gain related to the sale of consolidated cinemas in the U.K., a $29 million loss on the sale of Time Life and a noncash charge to reduce the carrying value of goodwill and other intangible assets of $219 million in 2003. Also includes merger-related costs and restructurings of $262 million in 2007, $400 million in 2006, $117 million in 2005, $50 million in 2004, and $109 million in 2003. 2004 also includes $53 million of costs associated with the relocation from the Company’s former corporate headquarters. For the year ended December 31, 2005, the Company reversed $4 million of this charge, which was no longer required due to changes in estimates.
(b)	Includes net gains of $211 million in 2007, $1.048 billion in 2006, $1.064 billion in 2005, $424 million in 2004 and $580 million in 2003 primarily related to the sale of investments. In addition, 2004 includes a $50 million fair value adjustment related to the Company’s option in WMG.
(c)	Includes a noncash benefit of $25 million in 2006 as the cumulative effect of an accounting change upon the adoption of FAS 123R to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are ultimately not expected to vest, a noncash benefit of $34 million in 2004 as the cumulative effect of an accounting change in connection with the consolidation of AOLA in 2004 in accordance with FIN 46R, and a noncash charge of $12 million in 2003 as the cumulative effect of an accounting change in connection with the adoption of FIN 46.

TIME WARNER INC.
SELECTED FINANCIAL INFORMATION — (Continued)

	December 31,
	2007	2006	2005	2004	2003
		(recast)	(recast)	(recast)	(recast)
	(millions, except per share amounts)

Selected Balance Sheet Information:
Cash and equivalents	$1,516	$1,549	$4,220	$6,139	$3,040
Total assets	133,830	132,719	123,541	124,339	122,986
Debt due within one year	126	64	92	1,672	2,287
Mandatorily convertible preferred stock	—	—	—	1,500	1,500
Long-term debt	37,004	34,933	20,238	20,703	23,458
Mandatorily redeemable preferred membership units issued by a subsidiary	300	300	—	—	—
Shareholders’ equity	58,536	60,389	65,105	63,298	58,712
Total capitalization at book value	95,966	95,686	85,435	87,173	85,957
Cash dividends declared per share of common stock	0.235	0.210	0.100	—	—

TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION
(Unaudited)

The following table sets forth the quarterly information for Time Warner:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share amounts)

2007 (a)(b)
Revenues:
Subscription	$6,239	$6,229	$6,170	$6,266
Advertising	1,932	2,268	2,095	2,504
Content	2,779	2,243	3,141	3,545
Other	234	240	270	327

Total revenues	11,184	10,980	11,676	12,642
Operating income	2,540	1,936	2,130	2,343
Income before discontinued operations	1,187	945	900	1,019
Discontinued operations, net of tax	16	122	186	12

Net income	1,203	1,067	1,086	1,031
Basic income per common share before discontinued operations	0.31	0.25	0.24	0.28
Diluted income per common share before discontinued operations	0.30	0.25	0.24	0.28
Net income per share — basic	0.31	0.28	0.30	0.29
Net income per share — diluted	0.31	0.28	0.29	0.28
Cash provided by operations	1,399	1,720	3,037	2,319
Common stock — high	23.15	21.97	21.51	19.20
Common stock — low	19.20	19.66	17.77	16.17
Cash dividends declared per share of common stock	0.0550	0.0550	0.0625	0.0625

2006 (recast) (b)(c)(d)
Revenues:
Subscription	$5,494	$5,668	$6,136	$6,353
Advertising	1,749	2,173	2,003	2,358
Content	2,746	2,269	2,349	3,306
Other	249	251	262	324

Total revenues	10,238	10,361	10,750	12,341
Operating income	1,840	1,731	1,647	2,085
Income before discontinued operations and cumulative effect of accounting change	1,183	832	1,347	1,711
Discontinued operations, net of tax	255	182	975	42

Income before cumulative effect of accounting change	1,438	1,014	2,322	1,753
Cumulative effect of accounting change	25	—	—	—

Net income	1,463	1,014	2,322	1,753
Basic income per common share before discontinued operations and cumulative effect of accounting change	0.26	0.20	0.33	0.43
Basic income per common share before cumulative effect of accounting change	0.32	0.24	0.57	0.44
Diluted income per common share before discontinued operations and cumulative effect of accounting change	0.26	0.20	0.33	0.43
Diluted income per common share before cumulative effect of accounting change	0.32	0.24	0.57	0.44
Net income per share — basic	0.33	0.24	0.57	0.44
Net income per share — diluted	0.32	0.24	0.57	0.44
Cash provided by operations	2,347	1,810	2,413	2,028
Common stock — high	18.74	17.75	18.89	22.25
Common stock — low	16.56	16.56	15.70	18.07
Cash dividends declared per share of common stock	0.0500	0.0500	0.0550	0.0550

See notes on following page.

TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION — (Continued)
(Unaudited)

Notes to Quarterly Financial Information

(a)	Time Warner’s operating income per common share in 2007 was affected by certain significant transactions and other items affecting comparability. These items consisted of (i) a $1 million noncash asset impairment charge during the first quarter, a $34 million noncash charge related to the impairment of the Court TV tradename as a result of rebranding the Court TV network name to truTV, effective January 1, 2008, during the second quarter and a $1 million noncash asset impairment charge during the third quarter, (ii) the following restructuring and merger-related costs: $68 million in net restructuring costs during the first quarter, $33 million in net restructuring costs during the second quarter, $12 million in net restructuring costs during the third quarter and $149 million in net restructuring costs during the fourth quarter (Note 12), (iii) net gains from the disposal of consolidated assets of $670 million in the first quarter, net losses from the disposal of consolidated assets of $1 million in the second quarter, net gains from the disposal of consolidated assets of $4 million in the third quarter and net gains from the disposal of consolidated assets of $16 million in the fourth quarter, (iv) $152 million in legal reserves related to securities litigation and $11 million in net expenses related to securities litigation and government investigations in the first quarter, $1 million in legal reserves related to securities litigation and $3 million in net expenses related to securities litigation and government investigations in the second quarter, $2 million in net expenses related to securities litigation and government investigations in the third quarter and $2 million in net expenses related to securities litigation and government investigations in the fourth quarter.
(b)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.
(c)	The 2006 financial information has been recast so that the basis of presentation is consistent with that of the 2007 financial information. Specifically, the Company has reflected as discontinued operations for all periods presented the financial condition and results of operations of certain businesses sold during the year ended December 31, 2007, which included Tegic, Wildseed, the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts and the Braves. In 2006, the Company completed the acquisition of certain assets of Adelphia, the related exchange of certain cable systems with Comcast and the redemption of Comcast’s interests in TWC and Time Warner Entertainment Company, L.P. The operations of the cable systems previously owned by TWC and transferred to Comcast in connection with the Redemptions and the Exchange, including gains recognized on the transfers, have been reflected as discontinued operations for 2006. Also included in discontinued operations for 2006 are the operations of the Turner South and TWBG. The recast resulted in an increase of Operating Income of $5 million in the first quarter 2006 and a decrease of Operating Income of $20 million, $20 million and $24 million for the quarters ended June 30, 2006, September 30, 2006, and December 31, 2006, respectively.
(d)	Time Warner’s operating income per common share in 2006 was affected by certain significant transactions and other items affecting comparability. These items consisted of (i) a $200 million noncash impairment charge related to the reduction of the carrying value of The WB Network’s goodwill during the third quarter and a $13 million of noncash asset impairment charge during the fourth quarter, (ii) the following restructuring and merger-related costs: $30 million in net restructuring costs during the first quarter, $102 million in net restructuring costs during the second quarter, $73 million in net restructuring costs during the third quarter and $195 million in net restructuring costs during the fourth quarter (Note 12), (iii) net gains from the disposal of consolidated assets of $22 million in the first quarter and $769 million in the fourth quarter, (iv) $50 million in legal reserves related to securities litigation and $21 million in net recoveries related to securities litigation and government investigations in the first quarter, $32 million in net expenses related to securities litigation and government investigations in the second quarter, $29 million in net expenses related to securities litigation and government investigations in the third quarter, $600 million in legal reserves related to securities litigation and $15 million in net expenses related to securities litigation and government investigations in the fourth quarter.

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

The Securities and Exchange Commission’s rules require that condensed consolidating financial information be provided for wholly owned subsidiaries that have guaranteed debt of a registrant issued in a public offering, where each such guarantee is full and unconditional. Set forth are condensed consolidating financial statements presenting the financial position, results of operations, and cash flows of (i) the Parent Company, (ii) the Guarantor Subsidiaries on a combined basis (as such guarantees are joint and several), (iii) the direct and indirect non-guarantor subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) on a combined basis and (iv) the eliminations necessary to arrive at the information for Time Warner Inc. on a consolidated basis.

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

The Parent Company’s accounting bases in all subsidiaries, including goodwill and identified intangible assets, have been “pushed down” to the applicable subsidiaries. Interest income (expense) is determined based on third-party debt and the relevant intercompany amounts within the respective legal entity.

All direct and indirect domestic subsidiaries are included in Time Warner Inc.’s consolidated U.S. tax return. In the condensed consolidating financial statements, tax expense has been allocated based on each such subsidiary’s relative Pre-Tax income to the consolidated Pre-tax income. With respect to the use of certain consolidated tax attributes (principally operating and capital loss carryforwards), such benefits have been allocated to the respective subsidiary that generated the taxable income permitting such use (i.e., pro-rata based on where the income was generated). For example, to the extent a Non-Guarantor Subsidiary generated a gain on the sale of a business for which the Parent Company utilized tax attributes to offset such gain, the tax attribute benefit would be allocated to that Non-Guarantor Subsidiary. Deferred taxes of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been allocated based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.

Beginning in 2007, the method of allocating certain corporate overhead expenses was revised for purposes of preparing these condensed consolidating financial statements. Specifically, these expenses are no longer being allocated to the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, but they instead are reflected as expenses of the Parent Company. The impact of this change for the year ended December 31, 2007 was to cause (i) the Parent Company’s operating loss to increase by approximately $295 million, (ii) the Guarantor Subsidiaries’ operating income to increase by approximately $65 million, and (iii) the Non-Guarantor Subsidiaries’ operating income to increase by approximately $230 million.

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
For The Year Ended December 31, 2007

			Non-		Time
		Guarantor	Guarantor		Warner
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

Revenues	$—	$1,243	$45,357	$(118)	$46,482

Costs of revenues	—	(643)	(26,898)	115	(27,426)
Selling, general and administrative	(382)	(249)	(9,025)	3	(9,653)
Amortization of intangible assets	—	—	(674)	—	(674)
Amounts related to securities litigation and government investigations	(171)	—	—	—	(171)
Merger-related, restructuring and shutdown costs	(10)	—	(252)	—	(262)
Asset impairments	—	—	(36)	—	(36)
Gains on disposal of assets, net	—	—	689	—	689

Operating income (loss)	(563)	351	9,161	—	8,949
Equity in pretax income of consolidated subsidiaries	7,997	9,005	—	(17,002)	—
Interest income (expense), net	(1,063)	(1,460)	224	—	(2,299)
Other income, net	16	51	130	(52)	145
Minority interest expense, net	—	—	(300)	(108)	(408)

Income from continuing operations before income taxes	6,387	7,947	9,215	(17,162)	6,387
Income tax provision	(2,336)	(2,915)	(3,473)	6,388	(2,336)

Income from continuing operations	4,051	5,032	5,742	(10,774)	4,051
Discontinued operations, net of tax	336	334	287	(621)	336

Net income	$4,387	$5,366	$6,029	$(11,395)	$4,387

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
For The Year Ended December 31, 2006

			Non-		Time
		Guarantor	Guarantor		Warner
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(recast, millions)

Revenues	$—	$1,150	$42,685	$(145)	$43,690

Costs of revenues	—	(515)	(24,501)	140	(24,876)
Selling, general and administrative	(88)	(345)	(9,969)	5	(10,397)
Amortization of intangible assets	—	—	(587)	—	(587)
Amounts related to securities litigation and government investigations	(705)	—	—	—	(705)
Merger-related, restructuring and shut-down costs	(5)	—	(395)	—	(400)
Asset impairments	—	—	(213)	—	(213)
Gains on disposal of assets, net	20	—	771	—	791

Operating income (loss)	(778)	290	7,791	—	7,303
Equity in pretax income of consolidated subsidiaries	7,817	8,701	—	(16,518)	—
Interest income (expense), net	(674)	(1,259)	259	—	(1,674)
Other income, net	16	62	1,129	(80)	1,127
Minority interest expense, net	—	—	(291)	(84)	(375)

Income from continuing operations before income taxes	6,381	7,794	8,888	(16,682)	6,381
Income tax provision	(1,308)	(1,843)	(2,278)	4,121	(1,308)

Income from continuing operations	5,073	5,951	6,610	(12,561)	5,073
Discontinued operations, net of tax	1,454	1,532	1,532	(3,064)	1,454

Income before cumulative effect of accounting change	6,527	7,483	8,142	(15,625)	6,527
Cumulative effect of accounting change, net of tax	25	2	2	(4)	25

Net income	$6,552	$7,485	$8,144	$(15,629)	$6,552

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
For The Year Ended December 31, 2005

			Non-		Time
		Guarantor	Guarantor		Warner
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(recast, millions)

Revenues	$—	$1,091	$40,884	$(140)	$41,835

Costs of revenues	—	(505)	(23,719)	132	(24,092)
Selling, general and administrative	(91)	(300)	(9,895)	13	(10,273)
Amortization of intangible assets	—	—	(574)	—	(574)
Amounts related to securities litigation and government investigations	(2,865)	—	—	—	(2,865)
Merger-related and shutdown costs	—	—	(117)	—	(117)
Asset impairments	—	—	(24)	—	(24)
Gains on disposal of assets, net	—	—	23	—	23

Operating income (loss)	(2,956)	286	6,578	5	3,913
Equity in pretax income of consolidated subsidiaries	6,881	6,562	—	(13,443)	—
Interest income (expense), net	(445)	(940)	121	—	(1,264)
Other income, net	49	972	159	(56)	1,124
Minority interest expense, net	—	—	(244)	—	(244)

Income from continuing operations before income taxes	3,529	6,880	6,614	(13,494)	3,529
Income tax provision	(1,021)	(1,997)	(1,931)	3,928	(1,021)

Income from continuing operations	2,508	4,883	4,683	(9,566)	2,508
Discontinued operations, net of tax	163	163	163	(326)	163

Net income	$2,671	$5,046	$4,846	$(9,892)	$2,671

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
December 31, 2007

			Non-		Time
		Guarantor	Guarantor		Warner
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

ASSETS
Current assets
Cash and equivalents	$586	$53	$877	$—	$1,516
Receivables, net	32	4	7,260	—	7,296
Inventories	—	5	2,100	—	2,105
Prepaid expenses and other current assets	135	88	611	—	834
Deferred income taxes	700	494	465	(959)	700

Total current assets	1,453	644	11,313	(959)	12,451
Noncurrent inventories and film costs	—	—	5,304	—	5,304
Investments in amounts due from consolidated subsidiaries	88,720	83,727	—	(172,447)	—
Investments, including available-for-sale securities	57	581	1,797	(472)	1,963
Property, plant and equipment, net	434	251	17,363	—	18,048
Intangible assets subject to amortization, net	1	1	5,165	—	5,167
Intangible assets not subject to amortization	—	641	46,579	—	47,220
Goodwill	—	2,617	39,132	—	41,749
Other assets	117	174	1,637	—	1,928

Total assets	$90,782	$88,636	$128,290	$(173,878)	$133,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4	$16	$1,450	$—	$1,470
Participations payable	—	—	2,547	—	2,547
Royalties and programming costs payable	—	5	1,248	—	1,253
Deferred revenue	—	—	1,178	—	1,178
Debt due within one year	—	5	121	—	126
Other current liabilities	522	297	4,923	(131)	5,611
Current liabilities of discontinued operations	—	—	8	—	8

Total current liabilities	526	323	11,475	(131)	12,193
Long-term debt	17,840	5,434	13,730	—	37,004
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Debt due (from) to affiliates	(1,866)	735	1,131	—	—
Deferred income taxes	13,736	15,456	15,841	(31,297)	13,736
Deferred revenue	—	—	522	—	522
Other liabilities	2,010	2,952	6,103	(3,848)	7,217
Minority interests	—	—	3,960	362	4,322
Shareholders’ equity
Due to Time Warner and subsidiaries	—	(13,292)	(30,788)	44,080	—
Other shareholders’ equity	58,536	77,028	106,016	(183,044)	58,536

Total shareholders’ equity	58,536	63,736	75,228	(138,964)	58,536

Total liabilities and shareholders’ equity	$90,782	$88,636	$128,290	$(173,878)	$133,830

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
December 31, 2006

					Time
		Guarantor	Non-Guarantor		Warner
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(recast, millions)

ASSETS
Current assets
Cash and equivalents	$207	$77	$1,265	$—	$1,549
Receivables, net	30	2	6,032	—	6,064
Inventories	—	—	1,907	—	1,907
Prepaid expenses and other current assets	273	39	853	—	1,165
Deferred income taxes	1,050	749	714	(1,463)	1,050
Current assets of discontinued operations	—	—	166	—	166

Total current assets	1,560	867	10,937	(1,463)	11,901
Noncurrent inventories and film costs	—	—	5,394	—	5,394
Investments in amounts due from consolidated subsidiaries	86,833	81,798	—	(168,631)	—
Investments, including available-for-sale securities	33	607	3,203	(417)	3,426
Property, plant and equipment, net	476	242	16,000	—	16,718
Intangible assets subject to amortization, net	—	—	5,204	—	5,204
Intangible assets not subject to amortization	—	626	45,736	—	46,362
Goodwill	—	2,546	38,203	—	40,749
Other assets	123	249	2,017	—	2,389
Noncurrent assets of discontinued operations	—	—	576	—	576

Total assets	$89,025	$86,935	$127,270	$(170,511)	$132,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4	$13	$1,340	$—	$1,357
Participations payable	—	—	2,049	—	2,049
Royalties and programming costs payable	—	5	1,210	—	1,215
Deferred revenue	—	—	1,434	—	1,434
Debt due within one year	—	4	60	—	64
Other current liabilities	1,458	261	4,807	(18)	6,508
Current liabilities of discontinued operations	—	1	152	—	153

Total current liabilities	1,462	284	11,052	(18)	12,780
Long-term debt	14,272	5,993	14,668	—	34,933
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Debt due (from) to affiliates	(1,798)	735	1,063	—	—
Deferred income taxes	14,164	16,776	16,813	(33,589)	14,164
Deferred revenue	—	—	528	—	528
Other liabilities	454	1,179	4,873	(1,044)	5,462
Noncurrent liabilities of discontinued operations	82	—	42	—	124
Minority interests	—	—	3,800	239	4,039
Shareholders’ equity
Due to Time Warner and subsidiaries	—	(9,310)	(24,692)	34,002	—
Other shareholders’ equity	60,389	71,278	98,823	(170,101)	60,389

Total shareholders’ equity	60,389	61,968	74,131	(136,099)	60,389

Total liabilities and shareholders’ equity	$89,025	$86,935	$127,270	$(170,511)	$132,719

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
For The Year Ended December 31, 2007

			Non-		Time
		Guarantor	Guarantor		Warner
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

OPERATIONS
Net income	$4,387	$5,366	$6,029	$(11,395)	$4,387
Adjustments for noncash and nonoperating items:
Depreciation and amortization	44	69	4,299	—	4,412
Amortization of film and television costs	—	519	5,557	—	6,076
Asset impairments	—	—	36	—	36
Gain on investments and other assets, net	(8)	(72)	(829)	—	(909)
Deficiency of distributions over equity in pretax income of consolidated subsidiaries	(7,998)	(9,005)	—	17,003	—
Equity in losses of investee companies, net of cash distributions	—	2	61	—	63
Equity-based compensation	50	22	214	—	286
Minority interests	—	—	300	108	408
Deferred income taxes	1,521	277	609	(886)	1,521
Amounts related to securities litigation and government investigations	(741)	—	—	—	(741)
Changes in operating assets and liabilities, net of acquisitions	1,314	3,346	(5,958)	(5,453)	(6,751)
Adjustments relating to discontinued operations	(336)	(334)	(263)	620	(313)

Cash provided (used) by operations	(1,767)	190	10,055	(3)	8,475
INVESTING ACTIVITIES
Investments in available-for-sale securities	(7)	—	(87)	—	(94)
Investments and acquisitions, net of cash acquired	1	(14)	(1,500)	—	(1,513)
Investment in a wireless joint venture	—	—	(33)	—	(33)
Investment activities of discontinued operations	—	—	(26)	—	(26)
Capital expenditures and product development costs	(2)	(115)	(4,313)	—	(4,430)
Investment proceeds from available-for-sale securities	10	26	—	—	36
Advances to parent and consolidated subsidiaries	5,090	4,305	—	(9,395)	—
Other investment proceeds	(4)	116	1,929	—	2,041

Cash provided (used) by investing activities	5,088	4,318	(4,030)	(9,395)	(4,019)
FINANCING ACTIVITIES
Borrowings	6,293	—	8,397	—	14,690
Debt repayments	(2,722)	(546)	(9,255)	—	(12,523)
Proceeds from exercise of stock options	521	—	—	—	521
Excess tax benefit on stock options	71	—	5	—	76
Principal payments on capital leases	—	(4)	(53)	—	(57)
Repurchases of common stock	(6,231)	—	—	—	(6,231)
Dividends paid	(871)	—	—	—	(871)
Other	(3)	—	(91)	—	(94)
Change in due to/from parent and investment in segment	—	(3,982)	(5,416)	9,398	—

Cash used by financing activities	(2,942)	(4,532)	(6,413)	9,398	(4,489)

INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	379	(24)	(388)	—	(33)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	207	77	1,265	—	1,549

CASH AND EQUIVALENTS AT END OF PERIOD	$586	$53	$877	$—	$1,516

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
For The Year Ended December 31, 2006

			Non-		Time
		Guarantor	Guarantor		Warner
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(recast, millions)

OPERATIONS
Net income	$6,552	$7,485	$8,144	$(15,629)	$6,552
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(25)	(2)	(2)	4	(25)
Depreciation and amortization	47	56	3,447	—	3,550
Amortization of film and television costs	—	397	5,690	—	6,087
Asset impairments	—	—	213	—	213
Gain on investments and other assets, net	(9)	(87)	(1,726)	—	(1,822)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(7,816)	(8,701)	—	16,517	—
Equity in (income) losses of investee companies, net of cash distributions	—	2	(66)	—	(64)
Equity-based compensation	47	23	193	—	263
Minority interests	—	—	291	84	375
Deferred income taxes	1,101	426	407	(833)	1,101
Amounts related to securities litigation and government investigations	361	—	—	—	361
Changes in operating assets and liabilities, net of acquisitions	8,474	12,185	(4,936)	(22,433)	(6,710)
Adjustments relating to discontinued operations	(1,454)	(1,532)	(1,362)	3,065	(1,283)

Cash provided by operations	7,278	10,252	10,293	(19,225)	8,598
INVESTING ACTIVITIES
Investments in available-for-sale securities	(8)	—	—	—	(8)
Investments and acquisitions, net of cash acquired	(4)	(37)	(12,262)	—	(12,303)
Investment in a wireless joint venture	—	—	(633)	—	(633)
Investment activities of discontinued operations	—	—	4	—	4
Capital expenditures and product development costs	(9)	(162)	(3,905)	—	(4,076)
Capital expenditures from discontinued operations	—	—	(65)	—	(65)
Investment proceeds from available-for-sale securities	1	40	3	—	44
Advances to parent and consolidated subsidiaries	(3,259)	—	—	3,259	—
Other investment proceeds	18	79	4,468	—	4,565

Cash used by investing activities	(3,261)	(80)	(12,390)	3,259	(12,472)
FINANCING ACTIVITIES
Borrowings	6,897	—	11,435	—	18,332
Issuance of mandatorily redeemable preferred membership units by a subsidiary	—	—	300	—	300
Debt repayments	(1,616)	(546)	(1,489)	—	(3,651)
Proceeds from exercise of stock options	698	—	—	—	698
Excess tax benefit on stock options	116	—	—	—	116
Principal payments on capital leases	—	(3)	(83)	—	(86)
Repurchases of common stock	(13,660)	—	—	—	(13,660)
Dividends paid	(876)	—	—	—	(876)
Other	(23)	—	53	—	30
Change in due to/from parent and investment in segment	856	(9,641)	(7,181)	15,966	—

Cash provided (used) by financing activities	(7,608)	(10,190)	3,035	15,966	1,203

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(3,591)	(18)	938	—	(2,671)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,798	95	327	—	4,220

CASH AND EQUIVALENTS AT END OF PERIOD	$207	$77	$1,265	$—	$1,549

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
For The Year Ended December 31, 2005

			Non-		Time
		Guarantor	Guarantor		Warner
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(recast, millions)

OPERATIONS
Net income	$2,671	$5,046	$4,846	$(9,892)	$2,671
Adjustments for noncash and nonoperating items:
Depreciation and amortization	43	40	3,023	—	3,106
Amortization of film and television costs	—	423	5,731	—	6,154
Asset impairments	—	—	24	—	24
Gain on investments and other assets, net	—	(971)	(115)	—	(1,086)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(6,881)	(6,562)	—	13,443	—
Equity in (income) losses of investee companies, net of cash distributions	—	3	(18)	—	(15)
Equity-based compensation	44	36	276	—	356
Minority interests	—	—	244	—	244
Deferred income taxes	199	(684)	(611)	1,295	199
Amounts related to securities litigation and government investigations	111	—	—	—	111
Changes in operating assets and liabilities, net of acquisitions	5,650	5,988	(3,008)	(15,712)	(7,082)
Adjustments relating to discontinued operations	(163)	(163)	195	326	195

Cash provided by operations	1,674	3,156	10,587	(10,540)	4,877
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	(98)	(501)	—	(599)
Investment activities of discontinued operations	—	—	(81)	—	(81)
Capital expenditures and product development costs	(23)	(121)	(2,946)	—	(3,090)
Capital expenditures from discontinued operations	—	—	(156)	—	(156)
Investment proceeds from available-for-sale securities	—	965	26	—	991
Advances to parent and consolidated subsidiaries	(114)	912	—	(798)	—
Other investment proceeds	—	152	287	—	439

Cash provided (used) by investing activities	(137)	1,810	(3,371)	(798)	(2,496)
FINANCING ACTIVITIES
Borrowings	—	—	6	—	6
Debt repayments	(1,000)	(500)	(450)	—	(1,950)
Debt repayments of discontinued operations	—	—	(45)	—	(45)
Proceeds from exercise of stock options	307	—	—	—	307
Excess tax benefit on stock options	88	—	—	—	88
Principal payments on capital leases	—	(2)	(116)	—	(118)
Repurchases of common stock	(2,141)	—	—	—	(2,141)
Dividends paid	(466)	—	—	—	(466)
Other	19	—	—	—	19
Change in due to/from parent and investment in segment	(114)	(4,437)	(6,787)	11,338	—

Cash used by financing activities	(3,307)	(4,939)	(7,392)	11,338	(4,300)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,770)	27	(176)	—	(1,919)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	5,568	68	503	—	6,139

CASH AND EQUIVALENTS AT END OF PERIOD	$3,798	$95	$327	$—	$4,220

TIME WARNER INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006 and 2006
(millions)

	Balance at	Additions Charged		Balance at
	Beginning of	to Costs		End of
Description	Period	and Expenses	Deductions	Period

2007:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$545	$384	$(388)	$541
Reserves for sales returns and allowances	1,726	2,252	(2,109)	1,869

Total	$2,271	$2,636	$(2,497)	$2,410

2006 (recast):
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$523	$460	$(438)	$545
Reserves for sales returns and allowances	1,514	1,744	(1,532)	1,726

Total	$2,037	$2,204	$(1,970)	$2,271

2005 (recast):
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$602	$381	$(460)	$523
Reserves for sales returns and allowances	1,316	1,837	(1,639)	1,514

Total	$1,918	$2,218	$(2,099)	$2,037

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page Number

2.1
Restructuring Agreement dated as of August 20, 2002 by and among Time Warner Entertainment Company, L.P. (“TWE”), AT&T Corp., Comcast of Georgia, Inc. (formerly named MediaOne of Colorado, Inc., “Comcast of Georgia”), MOTH Holdings, Inc. (renamed Time Warner Cable Inc. (“Time Warner Cable”) at closing of the TWE Restructuring, and successor to MOTH Holdings, Inc., which was formerly named MediaOne TWE Holdings, Inc., “Old MOTH”), Comcast Holdings Corporation (formerly named Comcast Corporation, “Comcast Holdings”), Comcast Corporation (“Comcast”), the Registrant, TWI Cable Inc. (“TWIC”), Warner Communications Inc. (“WCI”), and American Television and Communications Corporation (“ATC”) (the “Restructuring Agreement”) (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 21, 2002).
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
*
3.1
Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on July 27, 2007 (incorporated herein by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
*
3.2	By-laws of the Registrant as amended through February 21, 2008.
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
*

i

Exhibit		Sequential
Number	Description	Page Number

4.6
Indenture dated as of April 30, 1992, as amended by the First Supplemental Indenture, dated as of June 30, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York (“BONY”), as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI’s Current Report on Form 8-K dated July 14, 1992 (File No. 1-8637) (‘TWCI’s July 1992 Form 8-K”)).
*
4.7
Second Supplemental Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 (Registration No. 33-67688) filed with the Commission on October 25, 1993 (‘TWE’s 1993 Form S-4”)).
*
4.8
Third Supplemental Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.3 to TWE’s 1993 Form S-4).
*
4.9
Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-12878) (‘TWE’s 1993 Form 10-K”)).
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
*

Exhibit		Sequential
Number	Description	Page Number

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
*
4.22	Fifth Supplemental Indenture dated as of January 12, 1998 among Historic TW, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.5 to the 1998 Form S-4).	*
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
*
4.27
Indenture dated as of November 13, 2006 among the Registrant, TW AOL Holdings Inc. (“TW AOL”), Historic TW, TWCI, TBS and BONY, as Trustee (incorporated herein by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”)).
*
4.28
Indenture, dated as of April 9, 2007, among Time Warner Cable, TWNYCH, TWE and BONY, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner Cable’s Current Report on Form 8-K dated April 4, 2007 (File No. 1-33335) (the “Time Warner Cable April 2007 Form 8-K”)).
*
4.29
First Supplemental Indenture, dated as of April 9, 2007, among Time Warner Cable, TWNYCH, TWE and BONY, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Time Warner Cable April 2007 Form 8-K).
*
4.30
Registration Rights Agreement, dated as of April 9, 2007, among Time Warner Cable, TWNYCH, TWE and ABN AMRO Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC on behalf of themselves and the other initial purchasers named therein (incorporated herein by reference to Exhibit 4.3 to the Time Warner Cable April 2007 Form 8-K).
*

Exhibit		Sequential
Number	Description	Page Number

10.1
AOL Time Warner Inc. 1994 Stock Option Plan, as amended through October 25, 2007 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “September 2007 Form 10-Q”)).
*
10.2
Time Warner Corporate Group Stock Incentive Plan, as amended through November 18, 1999 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
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
*
10.5	Time Warner Inc. 1999 Stock Plan, as amended through October 25, 2007 (the “1999 Stock Plan”) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s September 2007 Form 10-Q).	*
10.6
Form of Non-Qualified Stock Option Agreement, Directors Version 4 (for awards of stock options to non-employee directors under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated January 21, 2005 (the “January 2005 Form 8-K”)).
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
*
10.11
Time Warner Inc. 2003 Stock Incentive Plan, as amended through October 25, 2007 (the “2003 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s September 2007 Form 10-Q).
*
10.12
Form of Notice of Grant of Stock Options (for awards of stock options under the 2003 Stock Incentive Plan and the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.12 to the Registrant’s January 2005 Form 8-K).
*
10.13
Form of Non-Qualified Stock Option Agreement, Share Retention, Version 2 (for awards of stock options to executive officers of the Registrant under the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.13 to the Registrant’s January 2005 Form 8-K).
*
10.14	Form of Non-Qualified Stock Option Agreement, Share Retention, Version 3 (for award of 950,000 stock options to Jeffrey Bewkes under the 2003 Stock Incentive Plan on December 17, 2007).
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
*
10.18
Form of Restricted Stock Units Agreement (for awards of restricted stock units under the 2003 Stock Incentive Plan), for use after October 24, 2007 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s September 2007 Form 10-Q).
*
10.19	Time Warner Inc. 2006 Stock Incentive Plan, as amended October 25, 2007 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s September 2007 Form 10-Q).	*
10.20
Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, as amended through October 25, 2007 (the ‘Directors’ Restricted Stock Plan”) (incorporated herein by reference to Exhibit 10.5 to the Registrant’s September 2007 Form 10-Q).
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
*
10.28
Time Warner Inc. Non-Employee Directors’ Deferred Compensation Plan, as amended October 25, 2007, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s September 2007 Form 10-Q).
*
10.29	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders ).	*
10.30	Time Warner Retirement Plan for Outside Directors, as amended through May 16, 1996 (incorporated herein by reference to Exhibit 10.9 to the Historic TW 1996 Form 10-K).	*
10.31
Amended and Restated Time Warner Inc. Annual Bonus Plan for Executive Officers, as amended October 25, 2007, effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s September 2007 Form 10-Q).
*

v

Exhibit		Sequential
Number	Description	Page Number

10.32
Time Warner Inc. Deferred Compensation Plan, as amended and restated October 25, 2007, effective as of January 1, 2005 (the “Deferred Compensation Plan”) (incorporated herein by reference to Exhibit 10.7 to the Registrant’s September 2007 Form 10-Q).
*
10.33	Amended and Restated Employment Agreement made December 18, 2007, effective as of December 18, 2007, between the Registrant and Richard D. Parsons.
10.34	Amended and Restated Employment Agreement made December 11, 2007, effective as of January 1, 2008, between the Registrant and Jeffrey Bewkes.
10.35
Employment Agreement made March 20, 2001, effective as of March 1, 2001, between the Registrant and Paul T. Cappuccio (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”)).
*
10.36
Employment Agreement made February 27, 2003, effective as of November 1, 2001, between the Registrant and Wayne H. Pace (incorporated herein by reference to Exhibit 10.25 to the Registrant’s 2003 Form 10-K).
*
10.37
Letter Amendment effective April 28, 2005, amending the Employment Agreement effective as of November 1, 2001, between the Registrant and Wayne H. Pace (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 28, 2005).
*
10.38
Employment Agreement made September 21, 2001, effective as of July 30, 2001, between the Registrant and Patricia Fili-Krushel (incorporated herein by reference to Exhibit 10.44 to the Registrant’s 2006 Form 10-K).
*
10.39	Employment Agreement made December 20, 2007, effective as of January 1, 2008, between the Registrant and John Martin.
10.40
Agreement Containing Consent Orders, including the Decision and Order, between the Registrant and the Federal Trade Commission signed December 13, 2000 (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 11, 2001 (the “January 2001 Form 8-K”)).
*
10.41	Public Notice issued by the Federal Communications Commission dated January 11, 2001 (incorporated herein by reference to Exhibit 99.4 to the Registrant’s January 2001 Form 8-K).	*
10.42
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
10.43
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
*

Exhibit		Sequential
Number	Description	Page Number

10.44
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
10.45
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
10.46
$500 Million Three-Year Term Loan Credit Agreement, dated as of April 13, 2006, among TW AOL, AOL Holdings LLC, AOL, the Lenders from time to time party thereto, and BNP Paribas and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Co-Administrative Agents (incorporated herein by reference to Exhibit 10.4 to the Registrant’s March 2006 Form 10-Q).
*
10.47
$2.0 Billion Three-Year Term Loan Credit Agreement, dated as of January 8, 2008, among the Registrant, as Borrower, the Lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Fortis Capital Corp., as Co-Syndication Agents, and The Royal Bank of Scotland plc and Sumitomo Mitsui Banking Corporation, as Co-Documentation Agents (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 8, 2008).
*
10.48
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
10.49
Amendment Agreement, dated as of September 14, 1993, among ITOCHU, Toshiba, TWCI, US WEST, Inc., and certain of their respective subsidiaries, amending the TWE Partnership Agreement, as amended (incorporated herein by reference to Exhibit 3.2 to TWE’s 1993 Form 10-K).
*
10.50
Amended and Restated Agreement of Limited Partnership of TWE, dated as of March 31, 2003, by and among Time Warner Cable, Trust I, ATC, Comcast and the Registrant (incorporated herein by reference to Exhibit 3.3 to the Registrant’s March 2003 Form 8-K).
*
10.51
Registration Rights Agreement, dated as of March 31, 2003, by and between the Registrant and Time Warner Cable (incorporated herein by reference to Exhibit 4.4 to the Registrant’s March 2003 Form 8-K).
*
10.52
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
*

Exhibit		Sequential
Number	Description	Page Number

10.53
Amendment No. 1 to the Tolling and Optional Redemption Agreement, dated as of February 17, 2005, among Comcast Holdings, MOC Holdco, Trust I, Trust II, Comcast, Holdco and Time Warner Cable (incorporated herein by reference to Exhibit 10.58 to the Registrant’s 2004 Form 10-K)).
*
10.54
Amendment No. 2 to the Tolling and Optional Redemption Agreement, dated as of April 20, 2005, among Comcast Holdings, MOCHoldco, Trust I, Trust II, Comcast, Holdco, Time Warner Cable and the Registrant (incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated April 20, 2005 (the “April 2005 Form 8-K”)).
*
10.55
TWC Redemption Agreement, dated as of April 20, 2005 (the “TWC Redemption Agreement”), by and among Comcast Holdings, MOCHoldco, Trust I, Trust II, Comcast, Cable Holdco II Inc. (“Holdco II”), Time Warner Cable, TWE Holding I LLC (“TWE Holding”) and the Registrant (incorporated herein by reference to Exhibit 99.2 to the Registrant’s April 2005 Form 8-K).
*
10.56
TWE Redemption Agreement, dated as of April 20, 2005 (the “TWE Redemption Agreement”), by and among Comcast Holdings, MOC Holdco I, LLC (“MOCHoldco I”), Trust I, Comcast, Cable Holdco III LLC (“Holdco III”), TWE, Time Warner Cable and the Registrant (incorporated herein by reference to Exhibit 99.3 to the Registrant’s April 2005 Form 8-K).
*
10.57
Exchange Agreement, dated as of April 20, 2005 (the “Exchange Agreement”), by and among Comcast, Comcast Holdings, Comcast of Georgia, TCI Holdings, Inc. (“TCI Holdings”), Time Warner Cable, Time Warner NY Cable and Urban Cable Works of Philadelphia, L.P. (“Urban Cable”) (incorporated herein by reference to Exhibit 99.4 to the Registrant’s April 2005 Form 8-K).
*
10.58
Letter Agreement, dated May 10, 2005, among Comcast, Time Warner Cable and Trust II, relating to the extension of various deadlines set forth in the Tolling and Optional Redemption Agreement (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “June 2005 Form 10-Q”)).
*
10.59
Alternate Tolling and Optional Redemption Agreement, dated as of May 31, 2005, among Comcast Holdings, MOCHoldco, Trust II, Holdco, Time Warner Cable and the other parties named therein (incorporated herein by reference to Exhibit 10.12 to the Registrant’s June 2005 Form 10-Q).
*
10.60
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

10.65
Intellectual Property Agreement dated as of August 20, 2002 by and between TWE and WCI, relating to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 Form 10-Q”)).
*
10.66	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between TWE and WCI (incorporated herein by reference to Exhibit 10.2 to the Registrant’s March 2003 Form 8-K).	*
10.67
Intellectual Property Agreement dated as of August 20, 2002 by and between Old MOTH and WCI, relating to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.18 to the Registrant’s September 2002 Form 10-Q).
*
10.68
Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between Time Warner Cable and WCI (incorporated herein by reference to Exhibit 10.4 to the Registrant’s March 2003 Form 8-K).
*
10.69
Contribution Agreement dated as of September 9, 1994 among TWE, Advance Publications, Inc. (“Advance Publications”), Newhouse Broadcasting Corporation (“Newhouse”), AdvanceNewhouse Partnership (“AdvanceNewhouse”), and Time Warner Entertainment-AdvanceNewhouse Partnership (“TWE-AN Partnership”) (incorporated herein by reference to Exhibit 10(a) to TWE’s Current Report on Form 8-K dated September 9, 1994 (File No. 1-2878)).
*
10.70
Third Amended and Restated Partnership Agreement of TWE-A/N Partnership dated as of December 31, 2002 among TWE, Paragon Communications (“Paragon”) and Advance/Newhouse (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 31, 2002 (the “December 2002 Form 8-K”)).
*
10.71
Amended and Restated Transaction Agreement, dated as of October 27, 1997, among Advance Publications, Advance/Newhouse, TWE, TW Holding Co. and TWE-A/N Partnership (incorporated herein by reference to Exhibit 99(c) to Historic TW’s Current Report on Form 8-K dated October 27, 1997 (File No. 1-12259)).
*
10.72
Transaction Agreement No. 2, dated as of June 23, 1998, among Advance Publications, Newhouse, AdvanceNewhouse, TWE, Paragon and TWE-AN Partnership (incorporated herein by reference to Exhibit 10.38 to Historic TW’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-12259) (‘Historic TW’s 1998 Form 10-K”)).
*
10.73
Transaction Agreement No. 3, dated as of September 15, 1998, among Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon and TWE-A/N Partnership (incorporated herein by reference to Exhibit 10.39 to Historic TW’s 1998 Form 10-K).
*
10.74
Amended and Restated Transaction Agreement No. 4, dated as of February 1, 2001, among Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon and TWE-A/N Partnership (incorporated herein by reference to Exhibit 10.53 to the Registrant’s 2000 Form 10-K).
*
10.75
Master Transaction Agreement, dated as of August 1, 2002, by and among TWE-A/N Partnership, TWE, Paragon and Advance/Newhouse (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
*
10.76
Consent and Agreement dated as of December 31, 2002 among TWE-A/N Partnership, TWE, Paragon, Advance/Newhouse, TWEAN Subsidiary LLC (“TWEAN Subsidiary”) and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 99.2 to the Registrant’s December 2002 Form 8-K).
*
10.77
Pledge Agreement dated as of December 31, 2002 among TWE-A/N Partnership, Advance/Newhouse, TWEAN Subsidiary and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 99.3 to the Registrant’s December 2002 Form 8-K).
*

Exhibit		Sequential
Number	Description	Page Number

10.78
Asset Purchase Agreement, dated as of April 20, 2005 (the “Asset Purchase Agreement”), between Adelphia Communications Corporation (“Adelphia”) and Time Warner NY Cable (incorporated herein by reference to Exhibit 99.1 to the Registrant’s April 2005 Form 8-K).
*
10.79
Letter Agreement, dated June 2, 2005, between Adelphia and Time Warner NY Cable, relating to the extension of the deadline set forth in the Asset Purchase Agreement to file various documents with the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s June 2005 Form 10-Q).
*
10.80
Letter Agreement, dated June 17, 2005, between Adelphia and Time Warner NY Cable, relating to the extension of the deadline set forth in the Asset Purchase Agreement to file various documents with the Bankruptcy Court (incorporated herein by reference to Exhibit 10.3 to the Registrant’s June 2005 Form 10-Q).
*
10.81
Letter Agreement, dated June 24, 2005, between Adelphia and Time Warner NY Cable, relating to, among other things, various conditions set forth in the Asset Purchase Agreement and the filing of the Second Amended Disclosure Statement with the Bankruptcy Court (incorporated herein by reference to Exhibit 10.4 to the Registrant’s June 2005 Form 10-Q).
*
10.82
Amendment No. 1 to the Asset Purchase Agreement, dated June 24, 2005, between Adelphia and Time Warner NY Cable (incorporated herein by reference to Exhibit 10.5 to the Registrant’s June 2005 Form 10-Q).
*
10.83
Amendment No. 2 to the Asset Purchase Agreement, dated June 21, 2006, between Adelphia and Time Warner NY Cable (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “June 2006 Form 10-Q”)).
*
10.84
Amendment No. 3 to the Asset Purchase Agreement, dated June 26, 2006, between Adelphia and Time Warner NY Cable (incorporated herein by reference to Exhibit 10.3 to the Registrant’s June 2006 Form 10-Q).
*
10.85
Amendment No. 4 to the Asset Purchase Agreement, dated July 31, 2006, between Adelphia and Time Warner NY Cable (incorporated herein by reference to Exhibit 10.6 to the Registrant’s June 2006 Form 10-Q).
*
10.86
Letter Agreement, dated as of June 21, 2006, among Trust II, Comcast, Adelphia and Time Warner Cable, relating to offerings of Time Warner Cable common stock by Adelphia and Comcast (incorporated herein by reference to Exhibit 10.4 to the Registrant’s June 2006 Form 10-Q).
*
10.87
Letter Agreement, dated as of June 21, 2006, among Trust II, the Registrant, Time Warner Cable and Comcast, relating to the deferral by Time Warner Cable of certain registration actions with respect to shares of Time Warner Cable common stock held by Comcast (incorporated herein by reference to Exhibit 10.5 to the Registrant’s June 2006 Form 10-Q).
*
10.88
Letter Agreement, dated as of April 20, 2005, by and between Time Warner Cable and Comcast relating to Texas and Kansas City Cable Partners, L.P. (incorporated herein by reference to Exhibit 99.6 to the Registrant’s April 2005 Form 8-K).
*
10.89	Contribution Agreement, dated as of April 20, 2005, between Time Warner NY Cable and ATC (incorporated herein by reference to Exhibit 99.7 to the Registrant’s April 2005 Form 8-K).	*
10.90	Parent Agreement, dated as of April 20, 2005, among Time Warner Cable, Time Warner NY Cable and Adelphia (incorporated herein by reference to Exhibit 99.10 to the Registrant’s April 2005 Form 8-K).	*

x

Exhibit		Sequential
Number	Description	Page Number

10.91
Letter Agreement, dated April 20, 2005, among Time Warner NY Cable, Comcast and Adelphia, relating to the requirements of Time Warner NY Cable, in certain circumstances, to acquire from Adelphia those systems that otherwise would have been acquired by Comcast (incorporated herein by reference to Exhibit 99.11 to the Registrant’s April 2005 Form 8-K).
*
10.92	Shareholder Agreement, dated as of April 20, 2005, between the Registrant and Time Warner Cable (incorporated herein by reference to Exhibit 99.12 to the Registrant’s April 2005 Form 8-K).	*
10.93
Registration Rights and Sale Agreement, dated as of July 31, 2006, by and between Adelphia and Time Warner Cable (incorporated herein by reference to Exhibit 99.6 to Amendment No. 1 to the Registrant’s Current Report on Form 8-KA dated July 31, 2006 and filed with the SEC on October 18, 2006 (the “October 2006 Form 8-KA”)).
*
10.94
Letter Agreement, dated July 31, 2006, by and among Comcast Holdings, MOCHoldco I, MOCHoldco, Trust I, Trust II, Holdco II, Holdco III, TWE Holding, Time Warner Cable, TWE, Comcast and the Registrant, relating to the redemptions of Comcast’s interests in TWC and TWE (incorporated herein by reference to Exhibit 99.7 to the Registrant’s October 2006 Form 8-KA).
*
10.95
Letter Agreement, dated October 13, 2006, by and among Comcast Holdings, MOCHoldco I, MOCHoldco, Trust I, Trust II, Comcast of Arkansas/Florida/Louisiana/Minnesota/Mississippi/Tennessee, Inc., Comcast of Louisiana/Mississippi/Texas, LLC, Time Warner Cable, TWE, Comcast and the Registrant, relating to the redemptions of Comcast’s interests in TWC and TWE (incorporated herein by reference to Exhibit 99.8 to the Registrant’s October 2006 Form 8-KA).
*
10.96
Amendment No. 1 to the Exchange Agreement, dated as of July 31, 2006, by and among Comcast, Comcast Holdings, Comcast Cable Holdings, LLC (“Comcast LLC”), Comcast of Georgia, Inc., Comcast of Texas I, LP, Comcast of Texas II, LP, Comcast of Indiana/Michigan/Texas, LP, TCI Holdings, Inc., Time Warner Cable and Time Warner NY Cable (incorporated herein by reference to Exhibit 99.9 to the Registrant’s October 2006 Form 8-KA).
*
10.97
Letter Agreement, dated October 13, 2006, by and among Comcast, Comcast Holdings, Comcast LLC, Comcast of Georgia/Virginia, Inc., Comcast TW Exchange Holdings I, LP, Comcast TW Exchange Holdings II, LP, Comcast of California/Colorado/Illinois/Indiana/Michigan, LP, Comcast of Florida/Pennsylvania L.P., Comcast of Pennsylvania II, L.P., TCI Holdings, Inc., Time Warner Cable and Time Warner NY Cable, relating to the exchange of cable systems (incorporated herein by reference to Exhibit 99.10 to the Registrant’s October 2006 Form 8-KA).
*
10.98
Letter Agreement, dated April 18, 2007, by and among Comcast Cable Communications Holdings, Inc., MOC Holdco I, LLC, TWE Holdings I Trust, Comcast of Louisiana/Mississippi/Texas, LLC, Time Warner Cable, TWE, Comcast, the Registrant and Time Warner NY Cable, relating to certain TWE administrative matters in connection with the redemption of Comcast’s interest in TWE (incorporated herein by reference to Exhibit 10.2 to the Registrant’s March 2007 Form 10-Q).
*
10.99
Purchase Agreement, dated April 4, 2007, among Time Warner Cable, TWNYCH, TWE and ABN AMRO Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC on behalf of themselves and the other initial purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Time Warner Cable April 2007 Form 8-K).
*
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Auditors.

Exhibit		Sequential
Number	Description	Page Number

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007
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