Form 10-Q
period 2008-03-31
TIME WARNER INC.
filed 2008-04-30
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2008 or

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
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares Outstanding
Description of Class	as of April 22, 2008
Common Stock — $.01 par value	3,578,335,807

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

•
Results of operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2008. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2008 and cash flows for the three months ended March 31, 2008.

•
Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) for a discussion of the risk factors applicable to the Company.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
OVERVIEW
          Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, CNN, AOL, People, Sports Illustrated, Time and Time Warner Cable. The Company produces and distributes films through Warner Bros. and New Line Cinema, including I Am Legend, 10,000 B.C. and Harry Potter and the Order of the Phoenix as well as television series, including Two and a Half Men, Without a Trace, Cold Case, The Closer and ER. During the three months ended March 31, 2008, the Company generated revenues of $11.417 billion (up 2% from $11.184 billion in 2007), Operating Income of $1.947 billion (down 23% from $2.540 billion in 2007), Net Income of $771 million (down 36% from $1.203 billion in 2007) and Cash Provided by Operations of $2.796 billion (up 100% from $1.399 billion in 2007). As discussed more fully in “Business Segment Results,” the three months ended March 31, 2007 included the impact of an approximate $670 million gain on the sale of AOL’s German access business.
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
          AOL. AOL LLC (together with its subsidiaries, “AOL”) operates a Global Web Services business that provides online advertising services on both the AOL Network and third-party Internet sites, referred to as the “Third Party Network.” AOL’s Global Web Services business also develops and operates the AOL Network, a leading network of web brands and free client software and services for Internet consumers. In addition, through its Access Services business, AOL operates one of the largest Internet access subscription services in the United States. As of March 31, 2008, AOL had 8.7 million AOL brand Internet access subscribers in the U.S., which does not include registrations for the free AOL service. For the three months ended March 31, 2008, AOL generated revenues of $1.128 billion (10% of the Company’s overall revenues), $405 million in Operating Income before Depreciation and Amortization and $284 million in Operating Income.
          AOL’s strategy is to continue to transition from a business that has relied heavily on Subscription revenues from dial-up subscribers to one that attracts and engages more Internet users and takes advantage of the recent as well as anticipated growth in online advertising by providing advertising services on both the AOL Network and the Third Party Network. AOL’s focus is on growing its Global Web Services business, while managing costs in this business as well as managing its declining subscriber base and costs in its Access Services business. In addition, during the first quarter of 2008, AOL entered into an agreement to acquire Bebo, Inc. (“Bebo”), a leading global social media network, the acquisition of which is expected to close in the second quarter of 2008. On February 6, 2008, the Company announced that it had begun separating the AOL Access and Global Web Services businesses, which should provide them with greater operational focus and increase the strategic options available for each of these businesses. The Company anticipates that key decisions regarding the separation will be made during the first half of 2008.
          Within its Global Web Services business, AOL formed a business group called Platform-A in 2007, which includes AOL’s business of selling advertising on the AOL Network and the Third Party Network and licensing advertising serving technology to third-party websites. Platform-A sells advertising that uses optimization and targeting technologies to deliver more effective advertising and to reach specific audiences across the AOL Network and the Third Party Network. Advertising services on the Third Party Network are primarily provided by Advertising.com, Inc. (“Advertising.com”), TACODA Inc. and Quigo Technologies, Inc., each of which is a wholly owned subsidiary of AOL. In addition, during the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
first quarter of 2008, AOL acquired U.K.-based Perfiliate Limited (“buy.at”), which provides performance-based e-commerce marketing services to advertisers.
          During 2007 and the first quarter of 2008, Advertising revenues on the AOL Network were negatively impacted by certain factors and trends, including declines in the price of advertising inventory, shifts in the mix of sold inventory to lower-priced inventory and the increasing usage by online advertisers of third-party advertising networks. Additionally, during the first quarter of 2008, AOL’s Advertising revenues were negatively impacted by the challenges of integrating recently acquired businesses under Platform-A, including certain sales execution issues. The increasing usage of third-party advertising networks has had a positive impact on AOL’s Third Party Network Advertising revenues. However, such revenues have historically had higher traffic acquisition costs (“TAC”). Due to the differing cost structures associated with the AOL Network and Third Party Network components of the Global Web Services business, a period over period increase or decrease in aggregate Advertising revenues will not necessarily translate into a similar increase or decrease in Operating Income before Depreciation and Amortization attributable to AOL’s advertising activities.
          The Company anticipates a significant decline in revenues from a major customer of Advertising.com during 2008 as a result of the customer’s acquisition of a business believed to perform online advertising services that are similar to those provided by Advertising.com. For the three months ended March 31, 2008, revenues from this relationship decreased to $17 million from $56 million for the three months ended March 31, 2007. For the full year 2007, AOL earned Advertising revenues from this relationship of $215 million.
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
          Historically, AOL’s primary product offering has been an online subscription service that includes dial-up Internet access. AOL continued to experience significant declines in the first quarter of 2008 in the number of its U.S. subscribers and related revenues, due primarily to AOL’s decisions to focus on its advertising business and offer most of its services (other than Internet access) for free to support the advertising business, AOL’s significant reduction of subscriber acquisition and retention efforts, and the industry-wide decline of the dial-up ISP business and growth in the broadband Internet access business. The decline in subscribers has had an adverse impact on AOL’s Subscription revenues. However, dial-up network costs have also decreased and are anticipated to continue to decrease as subscribers decline. AOL’s Advertising revenues associated with the AOL Network, in large part, are generated from the activity of current and former AOL subscribers. Therefore, the decline in subscribers also could have an adverse impact on AOL’s Advertising revenues generated on the AOL Network to the extent that subscribers canceling their subscriptions do not maintain their relationship with and usage of the AOL Network.
          Cable. Time Warner’s cable business, Time Warner Cable Inc. and its subsidiaries (“TWC”), is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas — New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Texas. As of March 31, 2008, TWC served approximately 14.7 million customers who subscribed to one or more of its video, high-speed data and voice services, representing approximately 33.0 million revenue generating units. For the three months ended March 31, 2008, TWC generated revenues of $4.160 billion (36% of the Company’s overall revenues), $1.402 billion in Operating Income before Depreciation and Amortization and $636 million in Operating Income.
          TWC principally offers three services — video, high-speed data and voice — over its broadband cable systems. TWC markets its services separately and in “bundled” packages of multiple services and features. As of March 31, 2008, 50% of TWC’s customers subscribed to two or more of its primary services, including 18% of its customers who subscribed to all three primary services. Historically, TWC has focused primarily on residential customers, while also selling video, high-speed data and commercial networking and transport services to commercial customers. Recently, TWC has begun selling voice services to small- and medium-sized businesses as part of an increased emphasis on its commercial business. In addition, TWC earns revenues by selling advertising time to national, regional and local businesses.
          Video is TWC’s largest service in terms of revenues generated and, as of March 31, 2008, TWC had approximately 13.3 million basic video subscribers. Although providing video services is a competitive and highly penetrated business, TWC expects to continue to increase video revenues through the offering of advanced digital video services, as well as through price increases and digital video subscriber growth. As of March 31, 2008, TWC had approximately 8.3 million digital video subscribers, which represented approximately 62% of its basic video subscribers. TWC’s digital video subscribers provide a broad base of potential customers for additional services. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting contractual rate increases, subscriber growth and the expansion of service offerings. TWC expects that its video service margins will continue to decline over the next few years as increases in programming costs outpace growth in video revenues.
          As of March 31, 2008, TWC had approximately 7.9 million residential high-speed data subscribers. TWC expects continued strong growth in residential high-speed data subscribers and revenues during 2008; however, the rate of growth of both subscribers and revenues is expected to continue to slow over time as high-speed data services become increasingly well-penetrated. TWC also offers commercial high-speed data services and had 280,000 commercial high-speed data subscribers as of March 31, 2008.
          Approximately 3.2 million residential subscribers received Digital Phone service, TWC’s IP-based telephony voice service, as of March 31, 2008. TWC expects strong increases in Digital Phone subscribers and revenues for the foreseeable future. TWC also rolled out Business Class Phone, a commercial Digital Phone service, to small- and medium-sized businesses during 2007 in the majority of its systems and expects to complete the roll-out in the remainder of its systems during 2008. As of March 31, 2008, TWC had 10,000 commercial Digital Phone subscribers.
          Some of TWC’s principal competitors, direct broadcast satellite operators and incumbent local telephone companies in particular, either offer or are making significant capital investments that will allow them to offer services that provide features and functions comparable to the video, high-speed data and/or voice services offered by TWC. These services are also offered in bundles similar to TWC’s and, in certain cases, such offerings include wireless service. The availability of these bundled service offerings has intensified competition, and TWC expects that competition will continue to intensify in the future as these offerings become more prevalent. TWC plans to continue to enhance its services with innovative offerings, which TWC believes will distinguish its services from those of its competitors.
          The Company is in discussions with TWC’s management and its board of directors regarding the Company’s ownership of TWC. The Company anticipates that it will reach a decision regarding its ownership level in TWC during the first half of 2008.
          Filmed Entertainment. Time Warner’s Filmed Entertainment businesses, Warner Bros. Entertainment Group (“Warner Bros.”) and New Line Cinema Corporation (“New Line”), generated revenues of $2.840 billion (24% of the Company’s overall revenues), $280 million in Operating Income before Depreciation and Amortization and $183 million in Operating Income for the three months ended March 31, 2008.
          One of the world’s leading studios, Warner Bros. has diversified sources of revenues within its film and television businesses, including an extensive film library and a global distribution infrastructure. This diversification has helped Warner Bros. deliver consistent long-term performance. New Line is the world’s oldest independent film company. Its

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
primary source of revenues is the creation and distribution of theatrical motion pictures. In an effort to increase operational efficiencies and maximize performance within the Filmed Entertainment segment, on February 28, 2008, the Company announced the operational reorganization of the New Line Cinema business, under which New Line will be operated as a unit of Warner Bros. while maintaining separate development, production and other operations. During the first quarter of 2008, the Company incurred restructuring charges related to planned involuntary employee terminations in connection with the reorganization, and the Company expects to incur additional restructuring charges during the remainder of 2008.
          Warner Bros. continues to be an industry leader in the television business. For the 2007-2008 broadcast season, Warner Bros. is producing more than 20 primetime series, with at least one series airing on each of the five broadcast networks (including Two and a Half Men, Without a Trace, Cold Case, ER and Smallville), as well as original series for cable networks (including The Closer and Nip/Tuck).
          In February 2008, the Writers Guild of America (East and West) (the “WGA”) reached an agreement with the film and television studios, ending an industry-wide work stoppage that began on November 5, 2007. The strike caused cancellations and delays in the production of Warner Bros.’ television programs and feature films and hampered the development of new television series. Although the Company expects a short-term reduction in operating results attributable to these cancellations and delays, it does not anticipate that the strike will have a significant long-term impact.
          The sale of DVDs has been one of the largest drivers of the segment’s profit over the last several years, and Warner Bros.’ extensive library of theatrical and television titles positions it to continue to benefit from sales of home video product to consumers. However, the industry and the Company have experienced a leveling of DVD sales due to several factors, including increasing competition for consumer discretionary spending, piracy, the maturation of the standard definition DVD format and the fragmentation of consumer leisure time. In addition, the high-definition format war between the HD DVD and Blu-ray formats has slowed consumer adoption of those technologies. In January 2008, Warner Bros. announced that, starting in June 2008, it will release its content exclusively in the Blu-ray format, and the home video industry has settled on the Blu-ray format as the single high-definition technology. The shift to a single format may lead to increased consumer purchases of high-definition players and DVDs.
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
          Networks. Time Warner’s Networks segment comprises Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“HBO”). For the three months ended March 31, 2008, the Networks segment generated revenues of $2.659 billion (21% of the Company’s overall revenues), $958 million in Operating Income before Depreciation and Amortization and $874 million in Operating Income.
          The Turner networks — including such recognized brands as TNT, TBS, CNN, Cartoon Network, truTV and Headline News — are among the leaders in advertising-supported cable TV networks. For six consecutive years, more primetime households have watched advertising-supported cable TV networks than the national broadcast networks. For the three months ended March 31, 2008, TNT ranked first among advertising-supported cable networks in total-day delivery of its key demographics, Adults 18-49 and Adults 25-54, and in primetime delivery ranked second for Adults 25-54 and third for Adults 18-49. TBS ranked first among advertising-supported cable networks in primetime delivery of its key demographic, Adults 18-34.
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
          Publishing. Time Warner’s Publishing segment consists principally of magazine publishing and related websites as well as a number of direct-marketing and direct-selling businesses. The segment generated revenues of $1.045 billion (9% of the Company’s overall revenues), $145 million in Operating Income before Depreciation and Amortization and $93 million in Operating Income for the three months ended March 31, 2008.
          As of March 31, 2008, Time Inc. published over 120 magazines worldwide, including People, Sports Illustrated, InStyle, Southern Living, Real Simple, Time, Cooking Light, Entertainment Weekly and What’s on TV. Time Inc. generates revenues primarily from advertising (including advertising on digital properties), magazine subscriptions and newsstand sales. The Company owns IPC Media (“IPC”), one of the largest consumer magazine companies in the U.K., and the magazine subscription marketer, Synapse Group, Inc. The Company’s Publishing segment has experienced a decline in print advertising sales due to the uncertain economy and the continuing shift of advertising expenditures to digital media. As a result, Time Inc. continues to invest in developing digital content, including the launch of the MyHomeIdeas.com network, the expansion of Sports Illustrated’s, People’s and InStyle’s digital properties as well as the expansion of digital properties owned by IPC and the acquisition of various websites to support Time Inc.’s digital initiatives. For the three months ended March 31, 2008, online Advertising revenues were 10% of Time Inc.’s Advertising revenues. Time Inc.’s direct-selling division, Southern Living At Home, sells home decor products through independent consultants at parties hosted in people’s homes throughout the U.S.
Recent Developments
Bebo Acquisition
          On March 13, 2008, the Company, through its AOL segment, announced that AOL had entered into an agreement to acquire Bebo, a leading global social media network, for $850 million in cash. The transaction, which is subject to customary closing conditions, is expected to close in the second quarter of 2008 (Note 2).
Buy.at Acquisition
          On February 5, 2008, the Company, through its AOL segment, completed the purchase of buy.at, which provides performance-based e-commerce marketing services to advertisers, for $124 million in cash, net of cash acquired. The buy.at acquisition did not significantly impact the Company’s consolidated financial results for the three months ended March 31, 2008 (Note 2).
Common Stock Repurchase Program
          On July 26, 2007, Time Warner’s Board of Directors authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through April 29, 2008, the Company repurchased approximately 154 million shares of common stock for approximately $2.8 billion, which included approximately 19 million shares of common stock purchased for approximately $299 million in the first quarter of 2008, pursuant to trading programs under Rule 10b5-1 of the Exchange Act (Note 6).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
RESULTS OF OPERATIONS
Recent Accounting Standards
          See Note 1 to the accompanying consolidated financial statements for a discussion of the accounting standards adopted during the three months ended March 31, 2008.
Significant Transactions and Other Items Affecting Comparability
          As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by certain significant transactions and other items in each period as follows (millions):

	Three Months Ended
	3/31/08	3/31/07
Amounts related to securities litigation and government investigations	$(4)	$(163)
Asset impairments	—	(1)
Gain on disposal of assets, net	—	670

Impact on Operating Income (Loss)	(4)	506

Investment gains (losses), net	(27)	163

Impact on Other income (loss), net	(27)	163

Minority interest impact	—	(57)

Pretax impact	(31)	612
Income tax impact	2	(290)
Other tax items affecting comparability	1	3

After-tax impact	$(28)	$325

          In addition to the items affecting comparability above, the Company incurred merger-related, restructuring and shutdown costs of $142 million and $68 million during the three months ended March 31, 2008 and 2007, respectively. For further discussions of merger-related, restructuring and shutdown costs, refer to the “Consolidated Results” and “Business Segment Results” discussions.
Amounts Related to Securities Litigation
          The Company recognized legal reserves as well as legal and other professional fees related to the defense of various shareholder lawsuits totaling $4 million and $171 million for the three months ended March 31, 2008 and 2007, respectively. In addition, the Company recognized related insurance recoveries of $8 million for the three months ended March 31, 2007.
Asset Impairments
          For the three months ended March 31, 2007, the Company recorded a $1 million noncash asset impairment charge at the AOL segment related to asset write-offs in connection with facility closures.
Gains on Disposal of Assets, Net
          For the three months ended March 31, 2007, the Company recorded a gain of approximately $670 million on the sale of AOL’s German access business.
Investment Gains (Losses), Net
          For the three months ended March 31, 2008, the Company recognized a $26 million impairment charge on the Company’s investment in SCi Entertainment Group plc and $10 million of losses resulting from market fluctuations in equity derivative instruments, which were partially offset by other miscellaneous investment gains.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
          For the three months ended March 31, 2007, the Company recognized net gains of $163 million primarily related to the sale of investments, including a $146 million gain on TWC’s deemed sale of its 50% interest in the pool of assets consisting of the Houston cable systems in connection with the distribution of the assets of Texas and Kansas City Cable Partners, L.P. at the Cable segment (the “TKCCP Gain”). For the three months ended March 31, 2007, investment gains, net also included $6 million of gains resulting from market fluctuations in equity derivative instruments.
Minority Interest Impact
          For the three months ended March 31, 2007, income of $57 million was attributed to minority interests, which primarily reflects the respective minority owners’ shares of the gain on the sale of AOL’s German access business and on the TKCCP Gain.
Income Tax Impact and Other Tax Items Affecting Comparability
          The income tax impact reflects the estimated tax or tax benefit associated with each item affecting comparability. Such estimated taxes or tax benefits vary based on certain factors, including the taxability or deductibility of the items and foreign tax on certain gains. The Company’s tax provision may also include certain other items affecting comparability. For the three months ended March 31, 2008 and 2007, these items included approximately $1 million and $3 million, respectively, of tax benefits related primarily to the realization of tax attribute carryforwards.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Consolidated Results
          The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations.
          Revenues. The components of revenues are as follows (millions):

	Three Months Ended
	3/31/08	3/31/07	% Change
Subscription	$6,360	$6,239	2%
Advertising	2,024	1,932	5%
Content	2,808	2,779	1%
Other	225	234	(4%	)

Total revenues	$11,417	$11,184	2%

          The increase in Subscription revenues for the three months ended March 31, 2008 was primarily related to increases at the Cable and Networks segments, offset partially by a decline at the AOL segment. The increase at the Cable segment was primarily driven by the continued growth of digital video services, video price increases and growth in high-speed data and Digital Phone subscribers. The increase at the Networks segment was due primarily to higher subscription rates and acquisitions at both Turner and HBO and, to a lesser extent, an increase in the number of subscribers at Turner. The decline in Subscription revenues at the AOL segment resulted primarily from a decrease in the number of AOL brand domestic subscribers and an approximate $90 million decrease related to the sale of AOL’s German access business in the first quarter of 2007.
          The increase in Advertising revenues for the three months ended March 31, 2008 was primarily due to growth at the Networks segment, which was primarily driven by Turner’s domestic entertainment and news networks, mainly due to an increase in advertising units sold, audience growth and higher CPMs (advertising rates per thousand viewers).
          The increase in Content revenues for the three months ended March 31, 2008 was primarily related to growth at the Filmed Entertainment segment, primarily driven by an increase in theatrical product revenues.
          Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”
          Costs of Revenues. For the three months ended March 31, 2008 and 2007, costs of revenues totaled $6.663 billion and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
$6.496 billion, respectively, and, as a percentage of revenues, were 58% for both periods. The segment variations are discussed in detail in “Business Segment Results.”
          Selling, General and Administrative Expenses. For the three months ended March 31, 2008 and 2007, selling, general and administrative expenses increased 3% to $2.478 billion in 2008 from $2.409 billion in 2007, primarily related to increases at the Cable, Filmed Entertainment and Networks segments, partially offset by declines at the AOL and Publishing segments. The segment variations are discussed in detail in “Business Segment Results.”
          Included in costs of revenues and selling, general and administrative expenses is depreciation expense, which increased to $948 million for the three months ended March 31, 2008 from $901 million for the three months ended March 31, 2007, primarily related to an increase at the Cable segment, partially offset by a decline at the AOL segment. The increase at the Cable segment was primarily due to purchases of customer premise equipment, scalable infrastructure and line extensions (each of which is primarily driven by customer demand) occurring during or subsequent to the first quarter of 2007. The decline at the AOL segment was primarily due to a decline in network assets due to subscriber declines.
          Amortization Expense. Amortization expense increased 3% to $183 million for the three months ended March 31, 2008 from $177 million for the three months ended March 31, 2007, primarily related to an increase at the AOL segment, partially offset by a decline at the Cable segment. The increase at the AOL segment was due to the amortization of finite-lived intangible assets acquired in AOL’s recent business acquisitions. The decrease at the Cable segment was primarily driven by the absence of amortization expense associated with customer relationships recorded in connection with the 2003 restructuring of Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC, which were fully amortized at the end of the first quarter of 2007.
          Amounts Related to Securities Litigation. The Company recognized legal reserves as well as legal and other professional fees related to the defense of various shareholder lawsuits totaling $4 million and $171 million for the three months ended March 31, 2008 and 2007, respectively. In addition, the Company recognized related insurance recoveries of $8 million for the three months ended March 31, 2007.
          Merger-related, Restructuring and Shutdown Costs The Company incurred restructuring costs for the three months ended March 31, 2008 of $142 million, primarily related to various employee terminations and other exit activities, including $9 million at the AOL segment, $116 million at the Filmed Entertainment segment, $10 million at the Publishing segment and $7 million at the Corporate segment.
          The Company incurred restructuring costs for the three months ended March 31, 2007 of $64 million, primarily related to various employee terminations and other exit activities, including $23 million at the AOL segment, $6 million at the Cable segment and $35 million at the Publishing segment. In addition, during the three months ended March 31, 2007, the Cable segment also expensed $4 million of non-capitalizable merger-related and restructuring costs associated with the 2006 transactions with Adelphia Communications Corporation and Comcast Corporation (the “Adelphia/Comcast Transactions”) (Note 9).
          Operating Income. Operating Income decreased to $1.947 billion for the three months ended March 31, 2008 from $2.540 billion for the three months ended March 31, 2007. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $4 million of expense and $506 million of income, net, for the three months ended March 31, 2008 and 2007, respectively, Operating Income decreased $83 million, primarily reflecting declines at the AOL and Filmed Entertainment segments, partially offset by increases at the Cable, Publishing and Networks segments. The segment variations are discussed under “Business Segment Results.”
          Interest Expense, Net. Interest expense, net, decreased to $546 million for the three months ended March 31, 2008 from $551 million for the three months ended March 31, 2007, primarily due to lower average interest rates on borrowings, partially offset by a higher average outstanding balance of borrowings.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
          Other Income (Loss), Net. Other income (loss), net, detail is shown in the table below (millions):

	Three Months Ended
	3/31/08	3/31/07
Investment gains (losses), net	$(27)	$163
Loss from equity-method investees	(8)	(12)
Other	(13)	(26)

Other income (loss), net	$(48)	$125

          The changes in investment gains (losses), net are discussed under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of investment gains, for the three months ended March 31, 2008, Other loss, net decreased primarily due to lower foreign exchange losses.
          Minority Interest Expense, Net. Time Warner had $83 million of minority interest expense, net for the three months ended March 31, 2008 compared to $130 million for the three months ended March 31, 2007. The decrease related primarily to the absence in the first quarter of 2008 of the respective minority owners’ shares of the gain on the sale of AOL’s German access business and on the TKCCP Gain, both which occurred during the first quarter of 2007, partially offset by larger profits recorded by the Cable segment during 2008.
          Income Tax Provision. Income tax expense from continuing operations was $499 million for the three months ended March 31, 2008 compared to $797 million for the three months ended March 31, 2007. The Company’s effective tax rate for continuing operations was 39% for the three months ended March 31, 2008 compared to 40% for the three months ended March 31, 2007.
          Income from Continuing Operations. Income from continuing operations was $771 million for the three months ended March 31, 2008 compared to $1.187 billion for the three months ended March 31, 2007. Basic and diluted income per common share from continuing operations was $0.22 and $0.21, respectively, in 2008 compared to $0.31 and $0.30, respectively, in 2007. Basic and diluted income per common share from continuing operations for the three months ended March 31, 2008 and 2007 reflect the favorable impact of repurchases of shares under the Company’s stock repurchase programs. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $28 million of expense and $325 million of income, net, for the three months ended March 31, 2008 and 2007, respectively, income from continuing operations decreased by $63 million, primarily reflecting lower Operating Income, as noted above, and lower Other income (loss), net, as noted above.
          Discontinued Operations, Net of Tax. The financial results for the three months ended March 31, 2007 included the impact of treating certain businesses sold, which included Tegic Communications, Inc., Wildseed LLC, the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts, Inc. and the Atlanta Braves baseball franchise, as discontinued operations. For additional information, see Note 2 to the accompanying consolidated financial statements.
          Net Income and Net Income Per Common Share. Net income was $771 million for the three months ended March 31, 2008 compared to $1.203 billion for the three months ended March 31, 2007. Basic and diluted net income per common share was $0.22 and $0.21, respectively, in 2008 compared to $0.31 for each in 2007. Net income per common share for the three months ended March 31, 2008 and 2007 reflects the favorable impact of repurchases of shares under the Company’s stock repurchase programs.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Business Segment Results
          AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three months ended March 31, 2008 and 2007 are as follows (millions):

	Three Months Ended
	3/31/08	3/31/07	% Change
Revenues:
Subscription	$539	$873	(38%	)
Advertising	552	549	1%
Other	37	36	3%

Total revenues	1,128	1,458	(23%	)
Costs of revenues(a)	(544)	(621)	(12%	)
Selling, general and administrative(a)	(170)	(272)	(38%	)
Gain on disposal of consolidated businesses	—	670	(100%	)
Asset impairments	—	(1)	(100%	)
Restructuring costs	(9)	(23)	(61%	)

Operating Income before Depreciation and Amortization	405	1,211	(67%	)
Depreciation	(83)	(105)	(21%	)
Amortization	(38)	(22)	73%

Operating Income	$284	$1,084	(74%	)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
          The decline in Subscription revenues was primarily due to a decrease in the number of AOL brand domestic subscribers and an approximate $90 million decrease related to the sale of AOL’s German access business in the first quarter of 2007.
          The number of AOL brand Internet access domestic subscribers was 8.7 million, 9.3 million and 12.0 million as of March 31, 2008, December 31, 2007, and March 31, 2007, respectively. The AOL brand domestic average revenue per subscriber (“ARPU”) was $18.29 and $18.97 for the three months ended March 31, 2008 and 2007, respectively. AOL includes in its subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service. Subscribers to the AOL brand Internet access service include subscribers participating in introductory free-trial periods and subscribers that are not paying any, or paying reduced, monthly fees through member service and retention programs. Total AOL brand Internet access subscribers include free-trial and retention members of 2% as of both March 31, 2008 and December 31, 2007 and 4% as of March 31, 2007. Individuals who have registered for the free AOL service, including subscribers who have migrated from paid subscription plans, are not included in the AOL brand Internet access subscriber numbers presented above.
          The continued decline in domestic subscribers is the result of a number of factors, including the effects of AOL’s strategy, which has resulted in the migration of subscribers to the free AOL service offering, declining registrations for the paid service in response to AOL’s significantly reduced marketing and competition from broadband access providers. The decrease in ARPU for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was due primarily to a shift in the subscriber mix to lower-priced subscriber price plans and a decrease in premium services revenues, partially offset by an increase in the percentage of revenue generating customers.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
          Advertising services include display advertising (which includes certain types of impression-based and performance-driven advertising) and paid-search advertising, both domestically and internationally, which are provided on both the AOL Network and the Third Party Network. Total Advertising revenues improved slightly for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to increased Advertising revenues generated on the Third Party Network, partially offset by a decrease in Advertising revenues generated on the AOL Network, as follows (millions):

	Three Months Ended
	3/31/08	3/31/07	% Change
AOL Network:
Display	$191	$232	(18%	)
Paid-search	173	167	4%

Total AOL Network	364	399	(9%	)

Third Party Network	188	150	25%

Total Advertising revenues	$552	$549	1%

          The decrease in AOL Network display Advertising revenues reflected the absence of a $19 million benefit recognized in the first quarter of 2007 related to a change in an accounting estimate resulting from more timely system data, the challenges of integrating recently acquired businesses (including certain sales execution issues), pricing declines and a shift in the mix of inventory sold to lower-priced inventory, as well as the discontinuation of certain advertising programs. The increase in AOL Network paid-search Advertising revenues, which are generated primarily through AOL’s strategic relationship with Google, was attributable primarily to higher revenues per search query on certain AOL Network properties.
          The increase in Advertising revenues on the Third Party Network was primarily attributable to the effect of business acquisitions in 2007 and the first quarter of 2008, which contributed revenues of $41 million, and continued advertising growth of $36 million, partially offset by a decrease of $39 million due to the change in the relationship with a major customer of Advertising.com. Since January 1, 2008, this customer has been under no obligation to continue to do business with Advertising.com, and the revenues associated with this relationship were $17 million for the three months ended March 31, 2008. The Company anticipates a significant decline in Advertising revenues from this customer in 2008 compared to revenues of $215 million recognized in 2007.
          Total Advertising revenues for the three months ended March 31, 2008 decreased $68 million from the three months ended December 31, 2007, primarily due to decreases in display Advertising revenues generated on the AOL Network, which were due to seasonality, the challenges of integrating recently acquired businesses (including certain sales execution issues), pricing declines and shifts in the mix of sold inventory to lower-priced inventory. The decrease in total Advertising revenues was also due to declines in sales of advertising run on the Third Party Network as a result of the change in Advertising.com’s relationship with a major customer beginning in the first quarter of 2008, partially offset by revenues associated with AOL’s business acquisitions in 2007 and the first quarter of 2008. The revenues associated with these acquired businesses increased $20 million from the three months ended December 31, 2007.
          The Company expects Advertising revenues at the AOL segment to increase during the remainder of 2008 compared to the similar period in 2007 due to expected increases on the AOL Network, primarily paid-search, and sales of advertising run on the Third Party Network due to both anticipated revenue growth generated by Advertising.com and the Company’s recent business acquisitions, partially offset by expected declines associated with the end of commitments from a major customer of Advertising.com, as discussed above. With respect to display Advertising revenues on the AOL Network, while visibility is somewhat limited, the Company anticipates that display Advertising revenues for the second quarter of 2008 will continue to be lower than the revenues generated in the second quarter of 2007 due in part to expected continued challenges of integrating recently acquired businesses.
          Costs of revenues decreased 12%, and, as a percentage of revenues, were 48% for the three months ended March 31, 2008 compared to 43% for the three months ended March 31, 2007. For the three months ended March 31, 2008, approximately $60 million of the decrease in costs of revenues was attributable to the sales of AOL’s European access businesses. The remaining decrease was attributable to lower network-related expenses and lower royalties and customer

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
service expenses, primarily associated with the closures and sales of certain customer support call centers, partially offset by an increase in TAC. TAC consists of the costs of acquiring third-party online advertising inventory and costs incurred in connection with distributing AOL’s free products or services or otherwise directing traffic to the AOL Network. For the three months ended March 31, 2008, TAC increased 37% from $139 million in 2007 to $191 million in 2008 due primarily to a new product distribution agreement and costs associated with growth in the Third Party Network’s Advertising revenues. The Company expects TAC to continue to increase during the remainder of 2008 as compared to the similar period in 2007.
          Selling, general and administrative expenses decreased 38% to $170 million for the three months ended March 31, 2008, of which approximately $30 million was attributable to the sales of AOL’s European access businesses. The remaining decrease reflects a significant reduction in direct marketing costs of approximately $40 million, primarily due to reduced subscriber acquisition marketing as part of AOL’s strategy, and other cost savings, primarily related to involuntary employee terminations.
          As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three months ended March 31, 2007 included a pretax gain of approximately $670 million on the sale of AOL’s German access business. In addition, the results for the three months ended March 31, 2008 and 2007 included net restructuring charges of $9 million and $23 million, respectively, primarily related to involuntary employee terminations and facility closures.
          Operating Income before Depreciation and Amortization decreased due primarily to the absence of the gain on the sale of the German access business, which occurred in the first quarter of 2007, and lower Subscription revenues, partially offset by lower costs of revenues and selling, general and administrative expenses. Operating Income decreased due primarily to the decrease in Operating Income before Depreciation and Amortization, as discussed above, as well as an increase in amortization expense due to the amortization of finite-lived intangible assets related to AOL’s recent business acquisitions, partially offset by a decrease in depreciation expense as a result of a decline in network assets due to subscriber declines.
          In connection with AOL’s strategy, including its reduction of subscriber acquisition efforts, AOL expects to experience a continued decline in its subscribers and related Subscription revenues. Accordingly, during 2008, AOL expects to continue to reduce costs of revenues, including dial-up network and customer service expenses, and selling, general and administrative expenses.
          The Company anticipates that, excluding the impact of the gain on the sale of AOL’s German access business in the first quarter of 2007, Operating Income before Depreciation and Amortization and Operating Income for the full year 2008 will be less than the amount achieved for the full year 2007 due to expected continued declines in Subscription revenues and higher TAC, partially offset by expected increases in Advertising revenues and decreases in certain other expenses.
          Cable. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the three months ended March 31, 2008 and 2007 are as follows (millions):

	Three Months Ended
	3/31/08	3/31/07	% Change
Revenues:
Subscription	$3,963	$3,662	8%
Advertising	197	189	4%

Total revenues	4,160	3,851	8%
Costs of revenues(a)	(2,007)	(1,883)	7%
Selling, general and administrative(a)	(751)	(651)	15%
Merger-related and restructuring costs	—	(10)	(100%	)

Operating Income before Depreciation and Amortization	1,402	1,307	7%
Depreciation	(701)	(649)	8%
Amortization	(65)	(79)	(18%	)

Operating Income	$636	$579	10%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
          Revenues, including the components of Subscription revenues, are as follows for the three months ended March 31, 2008 and 2007 (millions):

	Three Months Ended
	3/31/08	3/31/07	% Change
Subscription revenues:
Video	$2,603	$2,504	4%
High-speed data	994	894	11%
Voice(a)	366	264	39%

Total Subscription revenues	3,963	3,662	8%
Advertising revenues	197	189	4%

Total revenues	$4,160	$3,851	8%

(a)	For the three months ended March 31, 2007, voice revenues also include $14 million of revenues associated with subscribers who received traditional, circuit-switched telephone service.
          Selected subscriber-related statistics as of March 31, 2008 and 2007 are as follows (thousands):

	As of March 31,
	2008	2007	% Change
Basic video(a)	13,306	13,448	(1%	)
Digital video(b)	8,283	7,548	10%
Residential high-speed data(c)	7,924	7,000	13%
Commercial high-speed data(c)	280	254	10%
Residential Digital Phone(d)	3,170	2,094	51%
Commercial Digital Phone(d)	10	—	NM
Revenue generating units(e)	32,973	30,437	8%
Customer relationships(f)	14,722	14,685	—

(a)	Basic video subscriber numbers reflect billable subscribers who receive at least basic video service.
(b)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service via digital transmissions.
(c)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(d)
Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service. For the three months ended March 31, 2007, residential Digital Phone subscriber numbers exclude 93,000 subscribers who received traditional, circuit-switched telephone service. During the first quarter of 2008, TWC substantially completed the process of discontinuing the provision of circuit-switched telephone service in accordance with regulatory requirements. As a result, as of March 31, 2008, Digital Phone was the only voice service that TWC offered.

(e)
Revenue generating units represent the total of all basic video, digital video, high-speed data and voice (including Digital Phone and, for the three months ended March 31, 2007, circuit-switched telephone service) subscribers.

(f)
Customer relationships represent the number of subscribers who receive at least one level of service, encompassing video, high-speed data and voice services, without regard to the number of services purchased. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.

          Subscription revenues increased, primarily driven by the continued growth of digital video services, video price increases and growth in high-speed data and Digital Phone subscribers. Digital video revenues, which include revenues from digital tiers, digital pay channels, pay-per-view, video-on-demand, subscription-video-on-demand and digital video recorder services, represented 24% and 22% of video revenues for the three months ended March 31, 2008 and 2007, respectively. Strong growth rates for Subscription revenues associated with high-speed data and voice services are expected to continue during the remainder of 2008.
          Costs of revenues increased 7%, and, as a percentage of revenues, were 48% for the three months ended March 31, 2008 compared to 49% for the three months ended March 31, 2007. The increase in costs of revenues was primarily related to the increases in video programming, employee, voice and other direct operating costs. Video programming costs increased 6% to $929 million for the three months ended March 31, 2008 primarily due to contractual rate increases and the expansion of service offerings, partially offset by lower basic video subscribers. Employee costs increased primarily due to higher headcount resulting from the continued growth of digital video, high-speed data and Digital Phone services, as well

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
as salary increases. Voice costs increased $16 million to $128 million primarily due to growth in Digital Phone subscribers, partially offset by a decline in per-subscriber connectivity costs. Other direct operating costs increased 9% to $326 million primarily due to increases in certain other costs associated with the continued growth of digital video, high-speed data and Digital Phone services.
          The increase in selling, general and administrative expenses was primarily attributable to higher employee and marketing costs. Employee costs increased, due primarily to greater headcount, salary increases and higher equity-based compensation expense, reflecting mainly the timing of 2008 grants, which were made during the first quarter as compared to 2007 grants, which were made in the second quarter. Marketing costs increased as a result of intensified marketing efforts during the first quarter of 2008.
          The Cable segment expensed non-capitalizable merger-related and restructuring costs associated with the Adelphia/Comcast Transactions of $4 million for the three months ended March 31, 2007. In addition, the results for the three months ended March 31, 2007 included other restructuring costs of $6 million.
          Operating Income before Depreciation and Amortization increased principally as a result of revenue growth (particularly growth in high margin high-speed data revenues), partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above.
          Operating Income increased primarily due to the increase in Operating Income before Depreciation and Amortization described above, and a decrease in amortization expense, partially offset by an increase in depreciation expense. The increase in depreciation expense was primarily associated with purchases of customer premise equipment, scalable infrastructure and line extensions (each of which is primarily driven by customer demand) occurring during or subsequent to the first quarter of 2007. Amortization expense decreased primarily due to the absence of amortization expense associated with customer relationships recorded in connection with the 2003 restructuring of TWE, which were fully amortized at the end of the first quarter of 2007.
          Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the three months ended March 31, 2008 and 2007 are as follows (millions):

	Three Months Ended
	3/31/08	3/31/07	% Change
Revenues:
Subscription	$10	$7	43%
Advertising	15	5	200%
Content	2,753	2,663	3%
Other	62	68	(9%	)

Total revenues	2,840	2,743	4%
Costs of revenues(a)	(1,975)	(2,008)	(2%	)
Selling, general and administrative(a)	(469)	(403)	16%
Restructuring costs	(116)	—	NM

Operating Income before Depreciation and Amortization	280	332	(16%	)
Depreciation	(41)	(35)	17%
Amortization	(56)	(54)	4%

Operating Income	$183	$243	(25%	)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
          Content revenues primarily include theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three months ended March 31, 2008 and 2007 are as follows (millions):

	Three Months Ended
	3/31/08	3/31/07	% Change
Theatrical product:
Theatrical film	$509	$456	12%
Home video and electronic delivery	810	761	6%
Television licensing	400	392	2%
Consumer products and other	35	35	—

Total theatrical product	1,754	1,644	7%

Television product:
Television licensing	671	748	(10%	)
Home video and electronic delivery	160	140	14%
Consumer products and other	59	55	7%

Total television product	890	943	(6%	)

Other	109	76	43%

Total Content revenues	$2,753	$2,663	3%

          The increase in theatrical film revenues for the three months ended March 31, 2008 was due primarily to the success of certain key releases, which compared favorably to the three months ended March 31, 2007. Revenues in the first quarter of 2008 included the releases of 10,000 B.C. and Fool’s Gold, as well as carryover revenues from I Am Legend and The Bucket List. Revenues in the first quarter of 2007 included the releases of 300 and Music & Lyrics, as well as carryover revenues from Blood Diamond and Happy Feet. Theatrical product revenues from home video and electronic delivery increased for the three months ended March 31, 2008 primarily due to a greater number of significant titles in the first quarter of 2008, including I Am Legend, Michael Clayton and The Brave One, compared to the first quarter of 2007, which included Happy Feet and The Departed. Theatrical product revenues from television licensing increased for the three months ended March 31, 2008 due primarily to the timing and quantity of availabilities.
          The decrease in television product licensing fees was primarily due to the impact of the WGA strike, partially offset by off-network license fees from Seinfeld. The increase in television product revenues from home video and electronic delivery primarily reflected the timing of releases, including the release of the second season of Two and a Half Men.
          The increase in other Content revenues was due primarily to the expansion of the distribution of interactive video games and the acquisition of TT Games Limited in the fourth quarter of 2007.
          The decrease in costs of revenues resulted primarily from lower theatrical advertising and print costs due to the timing, quantity and mix of films released, partially offset by higher film costs ($1.152 billion in 2008 compared to $1.143 billion in 2007). Included in film costs are net pre-release theatrical film valuation adjustments, which decreased to $9 million for the three months ended March 31, 2008 from $53 million for the three months ended March 31, 2007. In addition, in the first quarter of 2008, the Company recognized approximately $50 million in participation expense related to current claims on films released in prior periods. Costs of revenues as a percentage of revenues were 70% and 73% in the first quarter of 2008 and 2007, respectively, reflecting the quantity and mix of products released.
          In January 2008, the Company resolved a patent dispute with one of its major vendors by licensing specific patents for future use by the vendor and for the receipt of a payment of $75 million, and the Company and the vendor also entered into various additional arrangements including an agreement for the vendor to provide certain manufacturing services to the Company through 2013 with certain exclusive rights through November 2009. The Company recognized approximately $9 million of the $75 million as a reduction of costs of revenues in the first quarter of 2008 and will recognize the remainder of the $75 million during 2008 and 2009.
          The increase in selling, general and administrative expenses was primarily the result of higher employee costs and higher distribution costs attributable to the increase in revenues.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
          The results for the three months ended March 31, 2008 included $116 million of restructuring charges associated with the announced operational reorganization of the New Line Cinema business, related to planned involuntary employee terminations in connection with the reorganization, and the Company expects to incur incremental restructuring charges ranging from $20 million to $30 million during the remainder of 2008.
          Operating Income before Depreciation and Amortization and Operating Income decreased primarily due to the increase in restructuring charges in the first quarter of 2008 and an increase in selling, general and administrative expenses, partially offset by an increase in revenues.
          Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three months ended March 31, 2008 and 2007 are as follows (millions):

	Three Months Ended
	3/31/08	3/31/07	% Change
Revenues:
Subscription	$1,695	$1,545	10%
Advertising	739	655	13%
Content	213	200	7%
Other	12	10	20%

Total revenues	2,659	2,410	10%
Costs of revenues(a)	(1,257)	(1,067)	18%
Selling, general and administrative(a)	(444)	(406)	9%

Operating Income before Depreciation and Amortization	958	937	2%
Depreciation	(78)	(74)	5%
Amortization	(6)	(3)	100%

Operating Income	$874	$860	2%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
          The increase in Subscription revenues was due primarily to higher subscription rates and acquisitions at both Turner and HBO and, to a lesser extent, an increase in the number of subscribers at Turner.
          The increase in Advertising revenues was driven primarily by Turner’s domestic entertainment and news networks, mainly due to an increase in advertising units sold, audience growth and higher CPMs (advertising rates per thousand viewers).
           Costs of revenues increased due primarily to increases in programming costs, as well as election-related newsgathering costs. Programming costs increased 23% to $907 million for the three months ended March 31, 2008 from $740 million for the three months ended March 31, 2007 due primarily to an increase in sports programming costs at Turner, particularly related to NBA programming, as well as higher original programming costs at both HBO and Turner. In addition, programming costs for the three months ended March 31, 2008 included an impairment of $21 million related to HBO’s decision to not proceed with an original series. Costs of revenues as a percentage of revenues were 47% and 44% for the three months ended March 31, 2008 and 2007, respectively.
          The increase in selling, general and administrative expenses reflected, in part, higher costs related to international expansion at Turner.
          Operating Income before Depreciation and Amortization and Operating Income increased primarily due to an increase in revenues, partially offset by increases in costs of revenues and selling, general and administrative expenses.
          The Company anticipates that the growth rates for Operating Income before Depreciation and Amortization and Operating Income at the Networks segment for the remainder of 2008 will be higher than those achieved in the first quarter of 2008, reflecting expected increases in both Subscription and Advertising revenues, partially offset by increased programming and newsgathering expenses.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
          Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three months ended March 31, 2008 and 2007 are as follows (millions):

	Three Months Ended
	3/31/08	3/31/07	% Change
Revenues:
Subscription	$365	$356	3%
Advertising	550	554	(1%	)
Content	12	13	(8%	)
Other	118	125	(6%	)

Total revenues	1,045	1,048	—
Costs of revenues(a)	(424)	(436)	(3%	)
Selling, general and administrative(a)	(466)	(493)	(5%	)
Restructuring costs	(10)	(35)	(71%	)

Operating Income before Depreciation and Amortization	145	84	73%
Depreciation	(34)	(27)	26%
Amortization	(18)	(19)	(5%	)

Operating Income	$93	$38	145%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
          Subscription revenues increased primarily as a result of higher newsstand sales for several domestic magazine titles and at IPC, partially offset by the impact of the sale of four non-strategic magazine titles in the third quarter of 2007.
          Advertising revenues decreased due primarily to the impact of the 2007 closures of LIFE and Business 2.0 magazines. Excluding the impact of the closures, Advertising revenues increased due to growth in online revenues, led by contributions from People.com and CNNMoney.com, offset in part by declines in domestic print Advertising revenues.
          Other revenues decreased due primarily to decreases at Southern Living at Home.
          Costs of revenues decreased 3% and, as a percentage of revenues, were 41% and 42% for the three months ended March 31, 2008 and 2007, respectively. Costs of revenues for the magazine publishing business include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased 3% to $373 million for the three months ended March 31, 2008, primarily due to cost savings related to the magazine closures and the impact of the sale of four non-strategic magazine titles, partially offset by higher paper costs, which are expected to increase for the remainder of 2008. These decreases at the magazine publishing business were offset by increased costs associated with investments in digital properties, including incremental editorial costs.
          Selling, general and administrative expenses decreased primarily due to cost savings initiatives and magazine closures, partially offset by costs associated with investments in digital properties.
          The results for the three months ended March 31, 2008 and 2007 included $10 million and $35 million, respectively, of restructuring costs, primarily severance associated with continuing efforts to streamline operations and for the three months ended March 31, 2007 also included costs related to the shutdown of LIFE magazine in the first quarter of 2007.
          Operating Income before Depreciation and Amortization increased due primarily to decreases in costs of revenues and selling, general and administrative expenses as well as a decline in restructuring charges of $25 million. Operating Income increased due primarily to the increases in Operating Income before Depreciation and Amortization described above, partially offset by an increase in depreciation expense due primarily to the completion during the second quarter of 2007 of construction on IPC’s new U.K. headquarters.
          The Company anticipates that achieving growth in Operating Income before Depreciation and Amortization and Operating Income at the Publishing segment for the remainder of 2008 will be challenging, primarily due to expected declines in both domestic print Advertising revenues and Other revenues as well as paper cost increases.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
          Corporate. Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the three months ended March 31, 2008 and 2007 are as follows (millions):

	Three Months Ended
	3/31/08	3/31/07	% Change
Amounts related to securities litigation and government investigations	$(4)	$(163)	(98%)
Selling, general and administrative(a)	(92)	(105)	(12%)
Restructuring costs	(7)	—	NM

Operating Loss before Depreciation and Amortization	(103)	(268)	(62%)
Depreciation	(11)	(11)	—

Operating Loss	$(114)	$(279)	(59%)

(a)	Selling, general and administrative expenses exclude depreciation.
          As previously noted, the Company recognized legal reserves as well as legal and other professional fees related to the defense of various shareholder lawsuits totaling $4 million and $171 million for the three months ended March 31, 2008 and 2007, respectively. In addition, the Company recognized related insurance recoveries of $8 million for the three months ended March 31, 2007. Although legal fees are expected to continue to be incurred in future periods, primarily related to ongoing proceedings with respect to certain former employees of the Company, they are not anticipated to be material.
          The results for the three months ended March 31, 2008 included $7 million of restructuring costs, due primarily to involuntary employee terminations as a result of the Company’s cost savings initiatives at the Corporate segment. The Company anticipates that these initiatives will result in annual savings of more than $50 million.
          Excluding the items noted above, Operating Loss before Depreciation and Amortization and Operating Loss decreased due primarily to lower corporate costs, related in part to the cost savings initiatives.
FINANCIAL CONDITION AND LIQUIDITY
          Management believes that cash generated by or available to Time Warner should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments and the remainder of its $5 billion common stock repurchase program. Time Warner’s sources of cash include cash provided by operations, cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper programs, and access to capital markets. Time Warner’s unused committed capacity at March 31, 2008 (not including amounts available at TWC) was $4.878 billion, including $1.377 billion of cash and equivalents. At the same date, TWC’s unused committed capacity was $4.226 billion, including $226 million of cash and equivalents.
Current Financial Condition
          At March 31, 2008, Time Warner had $36.161 billion of debt, $1.603 billion of cash and equivalents (net debt of $34.558 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable preferred membership units at a subsidiary and $58.712 billion of shareholders’ equity, compared to $37.130 billion of debt, $1.516 billion of cash and equivalents (net debt of $35.614 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable preferred membership units at a subsidiary and $58.536 billion of shareholders’ equity at December 31, 2007.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
          The following table shows the significant items contributing to the decrease in net debt from December 31, 2007 to March 31, 2008 (millions):

Balance at December 31, 2007	$35,614
Cash provided by operations	(2,796)
Proceeds from exercise of stock options	(34)
Capital expenditures and product development costs	992
Dividends paid to common stockholders	224
Repurchases of common stock	332
Investments and acquisitions, net(a)	258
Proceeds from the sale of investments(a)	(41)
All other, net	9

Balance at March 31, 2008(b)	$34,558

(a)	Refer to the “Investing Activities” section for further detail.
(b)
Included in the net debt balance is approximately $179 million that represents the net unamortized fair value adjustment recognized as a result of the merger of America Online, Inc. (now known as AOL) and Historic TW Inc.

          Time Warner has a shelf registration statement on file with the Securities and Exchange Commission (the “SEC”) that allows it to offer and sell from time to time debt securities, preferred stock, common stock and/or warrants to purchase debt and equity securities.
          As noted under “Recent Developments,” on July 26, 2007, Time Warner’s Board of Directors authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through April 29, 2008, the Company has repurchased approximately 154 million shares of common stock for approximately $2.8 billion, which included approximately 19 million shares of common stock purchased for approximately $299 million in the first quarter of 2008, pursuant to trading programs under Rule10 b5-1 of the Exchange Act (Note 6).
          As noted under “Recent Developments,” on March 13, 2008, the Company, through its AOL segment, announced that AOL had entered into an agreement to acquire Bebo, a leading global social media network, for $850 million in cash. The transaction, which is subject to customary closing conditions, is expected to close in the second quarter of 2008.
          In connection with the 2006 sale of AOL’s U.K. access business, the Company expects to receive the remaining approximate $140 million owed from the buyer during the three months ending June 30, 2008.
          On January 8, 2008, the Company entered into an agreement for a $2.0 billion three-year unsecured term loan facility with a maturity date of January 8, 2011. Substantially all of the borrowings under the facility, which was fully drawn on January 8, 2008, were used to repay existing short-term borrowings (Note 5).
          Time Warner’s 7.48% notes due January 15, 2008 (aggregate principal amount of $166 million) matured and were retired on January 15, 2008.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Cash Flows
          Cash and equivalents increased by $87 million and decreased by $508 million for the three months ended March 31, 2008 and 2007, respectively. Components of these changes are discussed below in more detail.
Operating Activities
          Details of cash provided by operations are as follows (millions):

	Three Months Ended
	3/31/08	3/31/07
Operating Income	$1,947	$2,540
Depreciation and amortization	1,131	1,078
Amounts related to securities litigation and government investigations:
Net expenses	4	163
Cash payments, net of recoveries	(4)	(551)
Gain on dispositions of assets	—	(670)
Net interest payments(a)	(412)	(442)
Net income taxes paid(b)	(62)	(98)
Noncash equity-based compensation	108	87
Net cash flows from discontinued operations(c)	(2)	75
Domestic pension plan contributions	(153)	(5)
Merger-related and restructuring payments, net of accruals(d)	74	(51)
All other, net, including working capital changes	165	(727)

Cash provided by operations	$2,796	$1,399

(a)	Includes interest income received of $25 million and $19 million in 2008 and 2007, respectively.
(b)	Includes income tax refunds received of $9 million and $32 million in 2008 and 2007, respectively.
(c)
Reflects net income from discontinued operations of $16 million in 2007, net of noncash gains and expenses and working capital-related adjustments of $(2) million and $59 million in 2008 and 2007, respectively.

(d)	Includes payments for merger-related and restructuring costs and payments for certain other merger-related liabilities, net of accruals.
          Cash provided by operations increased to $2.796 billion in 2008 compared to $1.399 billion in 2007. The increase in cash provided by operations was related primarily to cash provided by working capital and a decrease in payments made in connection with the settlements in the securities litigation and the government investigations, partially offset by an increase in domestic pension plan contributions. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The change in working capital between periods primarily reflects higher cash collections on receivables and the timing of payments on accounts payable and accrued liabilities. During the first quarter of 2008, there were no U.S. Federal income tax payments required. Estimated U.S. federal tax installments for both the first and second quarters of 2008 will be paid during the second quarter of 2008. As the majority of the Company’s U.S. federal tax attribute carryforwards were utilized as of December 31, 2007, the Company expects a significant increase in income tax payments during the remainder of 2008. Partially offsetting this increase will be the benefits from the Economic Stimulus Act of 2008, which provides for a special 50% depreciation deduction in 2008 for certain qualifying property. Additionally, the Company anticipates making discretionary cash contributions of up to $250 million to certain domestic funded defined benefit plans in 2008, subject to market conditions and other considerations, $150 million of which has been contributed as of March 31, 2008.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)
Investing Activities
          Details of cash provided (used) by investing activities are as follows (millions):

	Three Months Ended
	3/31/08	3/31/07
Investments in available-for-sale securities	$—	$(86)
Investments and acquisitions, net of cash acquired:
buy.at	(124)	—
All other	(134)	(12)
Capital expenditures and product development costs	(992)	(914)
Proceeds from the sale of available-for-sale securities	—	10
Proceeds from the sale of AOL’s German access business	—	850
Proceeds from the sale of the Parenting Group and most of the Time4 Media magazine titles	—	220
All other investment and asset sale proceeds	41	72

Cash provided (used) by investing activities	$(1,209)	$140

          Cash used by investing activities was $1.209 billion in 2008 compared to cash provided by investing activities of $140 million in 2007. The change in cash provided (used) by investing activities primarily reflected the decrease in proceeds from the sales of assets and an increase in investment and acquisition expenditures.
Financing Activities
          Details of cash used by financing activities are as follows (millions):

	Three Months Ended
	3/31/08	3/31/07
Borrowings	$2,253	$2,182
Debt repayments	(3,205)	(2,112)
Proceeds from exercise of stock options	34	242
Excess tax benefit on stock options	2	30
Principal payments on capital leases	(10)	(18)
Repurchases of common stock	(332)	(2,089)
Dividends paid	(224)	(211)
Other financing activities	(18)	(71)

Cash used by financing activities	$(1,500)	$(2,047)

          Cash used by financing activities was $1.500 billion in 2008 compared to $2.047 billion in 2007. The change in cash used by financing activities is primarily due to a decline in repurchases of common stock made in connection with the Company’s common stock repurchase programs, partially offset by an increase in debt repayments.
Programming Licensing Backlog
          Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $3.5 billion and $3.7 billion at March 31, 2008 and December 31, 2007, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment in the amount of $740 million and $700 million at March 31, 2008 and December 31, 2007, respectively.
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
          Various factors could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and cause Time Warner’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2007 Form 10-K and in Time Warner’s other filings made from time to time with the SEC after the date of this report. In addition, Time Warner operates in highly competitive, consumer and technology-driven and rapidly changing media, entertainment, interactive services and cable businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors.
          Further, for Time Warner generally, lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments may result in Time Warner’s inability to realize the value of recorded intangibles and goodwill at those segments. In addition, achieving the Company’s financial objectives, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in the 2007 Form 10-K, as well as:
•	economic slowdowns;

•	the impact of terrorist acts and hostilities;

•	changes in the Company’s plans, strategies and intentions;

•
the impacts of significant acquisitions, dispositions and other similar transactions, including any transaction that may result from the Company’s discussions with TWC regarding its ownership structure;

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
Changes in Internal Control Over Financial Reporting
          There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited; millions, except per share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and equivalents	$ 1,603	$ 1,516
Receivables, less allowances of $2,110 and $2,410	6,173	7,296
Inventories	2,076	2,105
Prepaid expenses and other current assets	842	834
Deferred income taxes	717	700

Total current assets	11,411	12,451
Noncurrent inventories and film costs	5,446	5,304
Investments, including available-for-sale securities	1,921	1,963
Property, plant and equipment, net	18,011	18,048
Intangible assets subject to amortization, net	5,043	5,167
Intangible assets not subject to amortization	47,221	47,220
Goodwill	41,817	41,749
Other assets	1,914	1,928

Total assets	$ 132,784	$ 133,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 1,088	$ 1,470
Participations payable	2,535	2,547
Royalties and programming costs payable	1,268	1,253
Deferred revenue	1,331	1,178
Debt due within one year	116	126
Other current liabilities	5,090	5,611
Current liabilities of discontinued operations	3	8

Total current liabilities	11,431	12,193
Long-term debt	36,045	37,004
Mandatorily redeemable preferred membership units issued by a subsidiary	300	300
Deferred income taxes	14,063	13,736
Deferred revenue	511	522
Other liabilities	7,334	7,217
Minority interests	4,388	4,322
Commitments and contingencies (Note 11)
Shareholders’ equity
Time Warner common stock, $0.01 par value, 4.881 and 4.877 billion shares issued and 3.578 and 3.593 billion shares outstanding	49	49
Paid-in-capital	172,453	172,443
Treasury stock, at cost (1.303 and 1.284 billion shares)	(25,836)	(25,526)
Accumulated other comprehensive income, net	88	149
Accumulated deficit	(88,042)	(88,579)

Total shareholders’ equity	58,712	58,536

Total liabilities and shareholders’ equity	$ 132,784	$ 133,830

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31,
(Unaudited; millions, except per share amounts)

	2008	2007
Revenues:
Subscription	$6,360	$6,239
Advertising	2,024	1,932
Content	2,808	2,779
Other	225	234

Total revenues(a)	11,417	11,184
Costs of revenues(a)	(6,663)	(6,496)
Selling, general and administrative(a)	(2,478)	(2,409)
Amortization of intangible assets	(183)	(177)
Amounts related to securities litigation and government investigations	(4)	(163)
Merger-related, restructuring and shutdown costs	(142)	(68)
Asset impairments	—	(1)
Gains on disposal of assets, net	—	670

Operating income	1,947	2,540
Interest expense, net(a)	(546)	(551)
Other income (loss), net	(48)	125
Minority interest expense, net	(83)	(130)

Income from continuing operations before income taxes	1,270	1,984
Income tax provision	(499)	(797)

Income from continuing operations	771	1,187
Discontinued operations, net of tax	—	16

Net income	$771	$1,203

Basic income per common share from continuing operations	$0.22	$0.31
Discontinued operations	—	—

Basic net income per common share	$0.22	$0.31

Average basic common shares outstanding	3,579.1	3,839.5

Diluted income per common share from continuing operations	$0.21	$0.30
Discontinued operations	—	0.01

Diluted net income per common share	$0.21	$0.31

Average diluted common shares outstanding	3,600.7	3,892.6

Cash dividends declared per share of common stock	$0.0625	$0.0550

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$93	$107
Costs of revenues	(55)	(43)
Selling, general and administrative	(1)	(1)
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31,
(Unaudited, millions)

	2008	2007
OPERATIONS
Net income(a)	$771	$1,203
Adjustments for noncash and nonoperating items:
Depreciation and amortization	1,131	1,078
Amortization of film and television costs	1,377	1,342
Asset impairments	—	1
(Gain) loss on investments and other assets, net	16	(831)
Equity in losses of investee companies, net of cash distributions	19	30
Equity-based compensation	108	87
Minority interests	83	130
Deferred income taxes	164	712
Amounts related to securities litigation and government investigations	—	(388)
Changes in operating assets and liabilities, net of acquisitions	(871)	(2,024)
Adjustments relating to discontinued operations(a)	(2)	59

Cash provided by operations(b)	2,796	1,399

INVESTING ACTIVITIES
Investments in available-for-sale securities	—	(86)
Investments and acquisitions, net of cash acquired	(258)	(12)
Capital expenditures and product development costs	(992)	(914)
Investment proceeds from available-for-sale securities	—	10
Other investment proceeds	41	1,142

Cash provided (used) by investing activities	(1,209)	140

FINANCING ACTIVITIES
Borrowings	2,253	2,182
Debt repayments	(3,205)	(2,112)
Proceeds from exercise of stock options	34	242
Excess tax benefit on stock options	2	30
Principal payments on capital leases	(10)	(18)
Repurchases of common stock	(332)	(2,089)
Dividends paid	(224)	(211)
Other financing activities	(18)	(71)

Cash used by financing activities	(1,500)	(2,047)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	87	(508)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,516	1,549

CASH AND EQUIVALENTS AT END OF PERIOD	$1,603	$1,041

(a)
The three months ended March 31, 2007 includes net income from discontinued operations of $16 million. After considering noncash gains and expenses and working capital-related adjustments relating to discontinued operations, net operational cash flows from discontinued operations were $(2) million and $75 million for the three months ended March 31, 2008 and 2007, respectively.

(b)	The three months ended March 31, 2007 includes an approximate $2 million source of cash related to changing the fiscal year end of certain international operations from November 30 to December 31.
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three Months Ended March 31,
(Unaudited; millions, except per share amounts)

	2008	2007
BALANCE AT BEGINNING OF PERIOD	$58,536	$60,389
Net income	771	1,203
Other comprehensive income (loss)	(61)	104

Comprehensive income	710	1,307
Cash dividends ($0.0625 and $0.0550 per common share)	(224)	(211)
Common stock repurchases	(299)	(2,017)
Impact of adopting new accounting pronouncements(a)	(13)	386
Other(b)	2	194

BALANCE AT END OF PERIOD	$58,712	$60,048

(a)
For the three months ended March 31, 2008, amount relates to the impact of adopting the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”), and EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”). For March 31, 2007, relates to the impact of adopting the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 of $445 million, partially offset by the impact of adopting the provisions of EITF Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”) of $59 million.

(b)
The first quarter of 2008 includes $12 million primarily related to stock options, restricted stock and restricted stock units, partially offset by $10 million related to the allocation of certain equity adjustments to the minority interest. The first quarter of 2007 includes $234 million related to stock option and other benefit plans, $43 million related to the allocation of certain equity adjustments to the minority interest and an approximate $5 million net gain related to changing the fiscal year end of certain international operations from November 30 to December 31 (net of the related income tax benefit of approximately $2 million).

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
          The effects of any changes in the Company’s ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties and certain other equity transactions recorded by consolidated subsidiaries or equity investees are accounted for as capital transactions pursuant to the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 51, Accounting for the Sales of Stock of a Subsidiary. Deferred taxes generally have not been recorded on such capital transactions, as such temporary differences would, in most instances, be recovered in a tax-free manner.
Reclassifications
          Certain reclassifications have been made to the prior year financial information to conform to the March 31, 2008 presentation.
Use of Estimates
          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.
          Significant estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, film ultimate revenues, home video and magazine returns, business combinations, pensions and other postretirement benefits, equity-based compensation, income taxes, contingencies and certain programming arrangements.
Interim Financial Statements
          The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Per Common Share
          Basic income per common share is computed by dividing the net income applicable to common shares by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of Time Warner’s common stock. Diluted income per common share adjusts basic income per common share for the effects of convertible securities, stock options, restricted stock, restricted stock units, performance stock units and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.
          Set forth below is a reconciliation of basic and diluted income per common share from continuing operations (millions, except per share amounts):

	Three Months Ended
	3/31/08	3/31/07
Income from continuing operations — basic and diluted	$771	$1,187

Average number of common shares outstanding — basic	3,579.1	3,839.5
Dilutive effect of equity awards	21.6	53.1

Average number of common shares outstanding — diluted	3,600.7	3,892.6

Income per common share from continuing operations:
Basic	$0.22	$0.31

Diluted	$0.21	$0.30

          Diluted income per common share for the three months ended March 31, 2008 and 2007 excludes approximately 398 million and 289 million, respectively, common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect.
Accounting Standards Adopted in 2008
Fair Value Measurements
          On January 1, 2008, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 157, Fair Value Measurements (“FAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of FAS 157 adopted on January 1, 2008 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s consolidated financial statements. The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective for Time Warner on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that these additional FAS 157 provisions will have on the Company’s consolidated financial statements. See Note 4 for further discussion.
2. BUSINESS ACQUISITIONS AND DISPOSITIONS
Bebo Acquisition
          On March 13, 2008, the Company, through its AOL segment, announced that AOL had entered into an agreement to acquire Bebo, Inc. (“Bebo”), a leading global social media network, for $850 million in cash. The transaction, which is subject to customary closing conditions, is expected to close in the second quarter of 2008.
Buy.at Acquisition
          On February 5, 2008, the Company, through its AOL segment, completed the purchase of Perfiliate Limited (“buy.at”), which provides performance-based e-commerce marketing services to advertisers, for $124 million in cash, net of cash acquired. The buy.at acquisition did not significantly impact the Company’s consolidated financial results for the three months ended March 31, 2008.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summary of Discontinued Operations
          Discontinued operations for the three months ended March 31, 2007 reflect certain businesses sold, which included Tegic Communications, Inc., Wildseed LLC, the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts, Inc. and the Atlanta Braves baseball franchise. The financial data for the discontinued operations for the three months ended March 31, 2007 is as follows (millions, except per share amounts):

Total revenues	$62
Pretax loss	$(3)
Income tax benefit	19

Net income	$16

Basic income per common share from discontinued operations	$—

Average basic common shares outstanding	3,839.5

Diluted income per common share from discontinued operations	$0.01

Average diluted common shares outstanding	3,892.6

3. INVENTORIES AND FILM COSTS
          Inventories and film costs consist of (millions):

	March 31,	December 31,
	2008	2007
Inventories:
Programming costs, less amortization	$ 3,677	$ 3,579
DVDs, books, paper and other merchandise	401	407

Total inventories(a)	4,078	3,986
Less: current portion of inventory	(2,076)	(2,105)

Total noncurrent inventories	2,002	1,881

Film costs — Theatrical:
Released, less amortization	696	814
Completed and not released	238	165
In production	1,164	1,017
Development and pre-production	83	96
Film costs — Television:
Released, less amortization	663	680
Completed and not released	104	140
In production	491	508
Development and pre-production	5	3

Total film cost	3,444	3,423

Total noncurrent inventories and film costs	$ 5,446	$ 5,304

(a)
Does not include $2.424 billion and $2.477 billion of net film library costs as of March 31, 2008 and December 31, 2007, respectively, which are included in intangible assets subject to amortization on the consolidated balance sheet.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. FAIR VALUE MEASUREMENTS
          In accordance with FAS 157, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. FAS 157 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2008 (millions):

		Fair Value Measurements as of March 31, 2008 Using
		Quoted Market Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
Description	as of 3/31/08	(Level 1)	(Level 2)	(Level 3)
Assets
Trading securities	$ 334	$ 334	$ —	$ —
Available-for-sale securities	130	91	39	—
Derivatives	82	10	71	1
Liabilities
Derivatives	(75)	—	(75)	—

Total	$ 471	$ 435	$ 35	$ 1

          The Company primarily applies the market approach for recurring fair value measurements.
          The following table reconciles the beginning and ending balances of assets classified as Level 3 measurements and identifies the net income (losses) the Company recognized during the three months ended March 31, 2008 on such assets and liabilities that were included in the balance as of March 31, 2008 (millions):

Derivatives
Balance as of January 1, 2008	$11
Total gains (losses):
Included in net income	(10)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance as of March 31, 2008	$1

Total loss for the three months ended March 31, 2008 included in net income related to assets still held as of March 31, 2008	$(10)

          Gains and losses recognized for assets and liabilities valued using significant unobservable inputs are reported in Investment gains (losses), net in Other income (loss), net (Note 12).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS
          Committed financing capacity and long-term debt consists of (millions):

	Weighted
	Average				Unamortized
	Interest				Discount	2008
	Rate at		2008	Letters	on	Unused	Outstanding Debt
	March 31,		Committed	of	Commercial	Committed	March 31,	December 31,
	2008	Maturities	Capacity	Credit(a)	Paper	Capacity(b)	2008	2007
Cash and equivalents			$1,603	$ —	$ —	$1,603
Bank credit agreement debt and commercial paper programs(c)	3.21%	2011	18,045	201	3	7,501	$10,340	$11,124
Floating-rate public debt(c)	3.30%	2009	2,000	—	—	—	2,000	2,000
Fixed-rate public debt(c)(d)	6.97%	2008-2037	23,535	—	—	—	23,535	23,705
Other fixed-rate obligations(e)	7.05%	—	286	—	—	—	286	301

Subtotal			45,469	201	3	9,104	36,161	37,130
Debt due within one year(f)			(116)	—	—	—	(116)	(126)

Total			$45,353	$ 201	$ 3	$9,104	$36,045	$37,004

(a)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(b)	Includes $4.226 billion of unused committed capacity at TWC.
(c)
The bank credit agreements, commercial paper programs and public debt of the Company rank pari passu with senior debt of the respective obligors thereon. The maturity profile of the Company’s outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 10 years.

(d)
As of March 31, 2008, the Company has classified $600 million of debt due within the next twelve months as long-term in the consolidated balance sheet to reflect management’s intent and ability to refinance the obligation on a long-term basis through the utilization of the unused committed capacity under the Company’s bank credit agreements, if necessary.

(e)	Includes capital lease and other obligations.
(f)	Debt due within one year primarily relates to capital lease obligations.
New Time Warner Bank Credit Agreement
          On January 8, 2008, the Company entered into an agreement for a $2.0 billion three-year unsecured term loan facility with a maturity date of January 8, 2011. Substantially all of the borrowings under the facility, which was fully drawn on January 8, 2008, were used to repay existing short-term borrowings.
6. SHAREHOLDERS’ EQUITY
Common Stock Repurchase Program
          On July 26, 2007, Time Warner’s Board of Directors authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through March 31, 2008, the Company repurchased approximately 154 million shares of common stock for approximately $2.8 billion, which included approximately 19 million shares of common stock purchased for approximately $299 million in the first quarter of 2008, pursuant to trading programs under Rule 10b5-1 of the Exchange Act.
7. EQUITY-BASED COMPENSATION
Time Warner Equity Plans
          The Company has three active equity plans under which it is authorized to grant equity awards covering an aggregate of 450 million shares of Time Warner common stock. Options have been granted to employees and non-employee directors of Time Warner with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. For the three months ended March 31, 2008, the Company granted approximately 29 million options at a weighted-average grant date fair value per option of $4.13 ($2.56 net of tax). For the three months ended March 31, 2007, the Company granted approximately 27 million stock options at a weighted-average grant date fair value per option of $5.15 ($3.19 net of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tax). The table below presents the weighted-average values of the assumptions used to value stock options at their grant date.

	Three Months Ended
	3/31/08	3/31/07
Expected volatility	28.7%	22.0%
Expected term to exercise from grant date	5.96 years	5.32 years
Risk-free rate	3.2%	4.4%
Expected dividend yield	1.7%	1.1%
          Pursuant to these equity plans and an additional plan limited to non-employee directors, Time Warner may also grant shares of common stock or restricted stock units (“RSUs”), which generally vest between three to five years from the date of grant, to its employees and its non-employee directors. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. Holders of restricted stock and RSU awards are generally entitled to receive cash dividends or dividend equivalents, respectively, paid by the Company during the period of time that the restricted stock or RSU awards are unvested. For the three months ended March 31, 2008, the Company granted approximately 10 million RSUs at a weighted-average grant date fair value per RSU of $14.93. For the three months ended March 31, 2007, the Company granted approximately 8 million RSUs at a weighted-average grant date fair value per RSU of $19.97.
          Time Warner also has a performance stock unit program for senior level executives. Under this program, recipients of performance stock units (“PSUs”) are awarded a target number of PSUs that represent the contingent (unfunded and unsecured) right to receive shares of Company stock at the end of a performance period (generally three years) based on the actual performance level achieved by the Company. Depending on the Company’s total shareholder return relative to the other companies in the S&P 500 Index, as well as a requirement of continued employment, the recipient of a PSU may receive 0% to 200% of the target PSUs granted based on a sliding scale where a relative ranking of less than the 25th percentile will pay 0% and a ranking at the 100th percentile will pay 200% of the target number of shares. PSU holders do not receive payments or accruals of dividends or dividend equivalents for regular cash dividends paid by the Company while the PSU is outstanding. Participants who are terminated by the Company other than for cause or who terminate their own employment for good reason or due to retirement or disability are generally entitled to a pro rata portion of the PSUs that would otherwise vest at the end of the performance period. For accounting purposes, the PSU is considered to have a market condition. The effect of a market condition is reflected in the grant date fair value of the award and, thus, compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The fair value of a PSU is estimated on the date of grant by using a Monte Carlo analysis to estimate the total return ranking of Time Warner among the S&P 500 Index companies over the performance period. For the three months ended March 31, 2008, the Company granted approximately 1.1 million target PSUs at a weighted-average grant date fair value per PSU of $17.53. For the three months ended March 31, 2007, the Company granted approximately 1.1 million target PSUs at a weighted-average grant date fair value per PSU of $19.48.
TWC Equity Plan
          Since April 2007, grants of equity awards to TWC employees have been and will continue to be made by TWC under TWC’s equity plans.
          The Time Warner Cable Inc. 2006 Stock Incentive Plan (the “TWC 2006 Plan”) provides for the issuance of up to 100 million shares of TWC Class A common stock to directors, employees and certain non-employee advisors of TWC. Stock options have been granted under the TWC 2006 Plan with exercise prices equal to the fair market value of TWC Class A common stock at the date of grant. Generally, the TWC stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain TWC stock option awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          For the three months ended March 31, 2008, TWC granted approximately 4.6 million stock options at a weighted-average grant date fair value per option of $10.22 ($6.34 net of tax). The table below presents the weighted-average values of the assumptions used to value TWC stock options at their grant date.

Three Months Ended
3/31/08
Expected volatility	30.0%
Expected term to exercise from grant date	6.52 years
Risk-free rate	3.2%
Expected dividend yield	0.0%
          Pursuant to the TWC 2006 Plan, TWC also granted RSU awards, which generally vest over a four-year period from the date of grant. Certain TWC RSU awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. Shares of TWC Class A common stock will generally be issued in connection with the vesting of an RSU. RSUs awarded to non-employee directors of TWC are not subject to vesting restrictions and the shares underlying the RSUs will be issued in connection with a director’s termination of service as a director of TWC. For the three months ended March 31, 2008, TWC granted approximately 2.8 million RSUs at a weighted-average grant date fair value per RSU of $27.51.
Equity-Based Compensation Expense
          Compensation expense and the related tax benefit recognized for equity-based compensation plans (including the TWC 2006 Plan beginning in the second quarter of 2007) for the three months ended March 31, 2008 and 2007 is as follows (millions):

	Three Months Ended
	3/31/08	3/31/07
Stock options	$54	$49
Restricted stock, restricted stock units and performance stock units	54	38

Total impact on operating income	$108	$87

Tax benefit recognized	$39	$33
8. BENEFIT PLANS
          Time Warner and certain of its subsidiaries have both funded and unfunded defined benefit pension plans, the substantial majority of which are noncontributory, covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans covering international employees. Pension benefits are determined based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Time Warner uses a December 31 measurement date for its plans. A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s domestic and international defined benefit pension plans for the three months ended March 31, 2008 and 2007 is as follows (millions):
Components of Net Periodic Benefit Costs

	Domestic		International
	March 31,		March 31,
	2008	2007	2008	2007
Service cost	$48	$40	$5	$6
Interest cost	55	50	14	11
Expected return on plan assets	(67)	(65)	(19)	(16)
Amounts amortized	10	8	—	1

Net periodic benefit costs	$46	$33	$—	$2

Contributions	$153	$5	$6	$5

Expected cash flows
          After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in any given year. At March 31, 2008, there were no minimum required contributions for domestic funded plans. However, the Company anticipates making discretionary cash contributions of up to $250 million to certain domestic funded plans in 2008, subject to market conditions and other considerations, $150 million of which has been contributed as of March 31, 2008. For domestic unfunded plans, contributions will continue to be made to the extent benefits are paid. Expected benefit payments for domestic unfunded plans for 2008 are approximately $20 million. In addition, the Company anticipates funding an additional $20 million in connection with international plans in 2008.
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
Merger Costs Capitalized as a Cost of Acquisition
          Changes in the Company’s liability with respect to merger costs capitalized as a cost of acquisition from December 31, 2007 to March 31, 2008 are set forth below (millions):

	Employee	Other
	Terminations	Exit Costs	Total
Remaining liability as of December 31, 2007	$3	$36	$39
Cash paid	—	(2)	(2)

Remaining liability as of March 31, 2008	$3	$34	$37

          As of March 31, 2008, of the remaining liability of $37 million, $8 million was classified as a current liability, with the remaining $29 million classified as a long-term liability on the consolidated balance sheet. Amounts classified as long-term relating to these liabilities are expected to be paid through 2014.
Merger, Restructuring and Shutdown Costs Expensed
          Merger, restructuring and shutdown costs expensed by segment for the three months ended March 31, 2008 and 2007 are as follows (millions):

	Three Months Ended
	3/31/08	3/31/07
AOL(a)	$9	$23
Cable(b)	—	10
Filmed Entertainment	116	—
Publishing	10	35
Corporate	7	—

Merger, restructuring and shutdown costs	$142	$68

(a)	$6 million of the $9 million incurred for the three months ended March 31, 2008 reflect amounts incurred in 2008 related to 2007 and prior restructuring initiatives.
(b)
$4 million of the $10 million incurred for the three months ended March 31, 2007 relates to non-capitalizable merger-related and restructuring costs associated with the 2006 transactions with Adelphia Communications Corporation (“Adelphia”) and Comcast Corporation (together with its subsidiaries, “Comcast”) (the “Adelphia/Comcast Transactions”).

          The Company’s merger, restructuring and shutdown costs primarily related to employee termination costs that occurred at each segment other than the Networks segment and ranged from senior executives to line personnel. For the three months ended March 31, 2008, merger, restructuring and shutdown costs were primarily associated with the Filmed Entertainment segment’s operational reorganization of the New Line Cinema business, related to planned involuntary employee terminations in connection with the reorganization. The Company expects to incur incremental restructuring charges relating to this operational reorganization ranging from $20 million to $30 million during the remainder of 2008.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Merger, restructuring and shutdown costs that were expensed for the three months ended March 31, 2008 and 2007 are categorized as follows (millions):

	Three Months Ended
	3/31/08	3/31/07
Adelphia/Comcast Transactions merger-related costs	$—	$4
2008 restructuring and shutdown activity	136	—
2007 and prior restructuring activity	6	64

Merger, restructuring and shutdown costs expensed	$142	$68

Selected Information
          Changes in the Company’s liability with respect to merger, restructuring and shutdown costs from December 31, 2007 to March 31, 2008 are set forth below (millions):

	Employee	Other
	Terminations	Exit Costs	Total
Remaining liability as of December 31, 2007	$ 163	$31	$194
Net accruals	143	(1)	142
Cash paid	(60)	(6)	(66)

Remaining liability as of March 31, 2008	$ 246	$24	$270

          As of March 31, 2008, out of the remaining liability of $270 million, $226 million was classified as a current liability, with the remaining $44 million classified as a long-term liability on the consolidated balance sheet. Amounts classified as long-term relating to these liabilities are expected to be paid through 2015.
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
Three Months Ended March 31, 2008

	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$539	$552	$—	$37	$1,128
Cable	3,963	197	—	—	4,160
Filmed Entertainment	10	15	2,753	62	2,840
Networks	1,695	739	213	12	2,659
Publishing	365	550	12	118	1,045
Intersegment elimination	(212)	(29)	(170)	(4)	(415)

Total revenues	$6,360	$2,024	$2,808	$225	$11,417

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Months Ended March 31, 2007

	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$873	$549	$—	$36	$1,458
Cable	3,662	189	—	—	3,851
Filmed Entertainment	7	5	2,663	68	2,743
Networks	1,545	655	200	10	2,410
Publishing	356	554	13	125	1,048
Intersegment elimination	(204)	(20)	(97)	(5)	(326)

Total revenues	$6,239	$1,932	$2,779	$234	$11,184

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

	Three Months Ended
	3/31/08	3/31/07
	(millions)
Intersegment Revenues
AOL	$4	$6
Cable	3	3
Filmed Entertainment	167	91
Networks	235	219
Publishing	6	7

Total intersegment revenues	$415	$326

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	3/31/08	3/31/07
	(millions)
Operating Income before Depreciation and Amortization
AOL(a)	$405	$1,211
Cable	1,402	1,307
Filmed Entertainment	280	332
Networks	958	937
Publishing	145	84
Corporate(b)	(103)	(268)
Intersegment elimination	(9)	15

Total Operating Income before Depreciation and Amortization	$3,078	$3,618

(a)	For the three months ended March 31, 2007, includes a gain of approximately $670 million related to the sale of AOL’s German access business and a $1 million noncash asset impairment charge.
(b)
For the three months ended March 31, 2008, includes $4 million in net expenses related to securities litigation and government investigations. For the three months ended March 31, 2007, includes $152 million in legal reserves related to securities litigation and $11 million in net expenses related to securities litigation and government investigations.

	Three Months Ended
	3/31/08	3/31/07
	(millions)
Depreciation of Property, Plant and Equipment
AOL	$(83)	$(105)
Cable	(701)	(649)
Filmed Entertainment	(41)	(35)
Networks	(78)	(74)
Publishing	(34)	(27)
Corporate	(11)	(11)

Total depreciation of property, plant and equipment	$(948)	$(901)

	Three Months Ended
	3/31/08	3/31/07
	(millions)
Amortization of Intangible Assets
AOL	$(38)	$(22)
Cable	(65)	(79)
Filmed Entertainment	(56)	(54)
Networks	(6)	(3)
Publishing	(18)	(19)

Total amortization of intangible assets	$(183)	$(177)

	Three Months Ended
	3/31/08	3/31/07
	(millions)
Operating Income
AOL(a)	$284	$1,084
Cable	636	579
Filmed Entertainment	183	243
Networks	874	860
Publishing	93	38
Corporate(b)	(114)	(279)
Intersegment elimination	(9)	15

Total operating income	$1,947	$2,540

(a)	For the three months ended March 31, 2007, includes a gain of approximately $670 million related to the sale of AOL’s German access business and a $1 million noncash asset impairment charge.
(b)
For the three months ended March 31, 2008, includes $4 million in net expenses related to securities litigation and government investigations. For the three months ended March 31, 2007, includes $152 million in legal reserves related to securities litigation and $11 million in net expenses related to securities litigation and government investigations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of total assets by operating segment is set forth below (millions):

	March 31,	December 31,
	2008	2007
Assets
AOL	$5,945	$5,903
Cable	56,519	56,597
Filmed Entertainment	17,416	18,619
Networks	35,722	35,556
Publishing	14,465	14,732
Corporate	2,717	2,423

Total assets	$132,784	$133,830

11. COMMITMENTS AND CONTINGENCIES
Commitments
           As more fully described in the 2007 Form 10-K, the Company has a contingent commitment with regard to its former investment in the Six Flags theme parks located in Georgia and Texas (“Six Flags Georgia” and “Six Flags Texas,” respectively, and, collectively, the “Parks”). To date, no payments have been made by the Company pursuant to this contingent commitment. In November 2007, Moody’s Investors Service, Standard & Poor’s and Fitch Ratings downgraded their credit ratings for Six Flags Inc. (“Six Flags”). In March 2008, Moody’s Investors Service changed Six Flags’ rating outlook to negative from stable and downgraded its speculative-grade liquidity rating. The aggregate undiscounted estimated future cash flow requirements covered by the contingent commitment over the remaining term of the agreements are approximately $1.4 billion. The agreements extend through 2027 (Six Flags Georgia) and 2028 (Six Flags Texas). Six Flags has also publicly disclosed that it has deposited approximately $13 million in an escrow account as a source of funds in the event the Company is required to fund any portion of the contingent commitment in the future.
           Because the contingent commitment existed prior to the Company’s adoption of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and no modifications to the arrangements have been made since the date the contingent commitment came into existence, the recognition requirements of FIN 45 are not applicable to the arrangements and the Company has continued to account for the contingent commitment in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”). Based on its evaluation of the current facts and circumstances surrounding the contingent commitment (including the recent financial performance reported for the Parks and by Six Flags), the Company has concluded that a probable loss does not exist and, consequently, no liability for the arrangements has been recognized at March 31, 2008. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the contingent commitment.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
           During the Fall of 2002 and Winter of 2003, several putative class action lawsuits were filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the Time Warner Savings Plan, the Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits named as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits alleged that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. In 2006, the parties entered into a settlement agreement to resolve the ERISA matters, and the court granted final approval of the settlement on September 27, 2006. The aggregate amount for which the Company settled this lawsuit as well as the related lawsuits is described below. On October 26, 2007, the court issued an order approving certain attorneys’ fees and expenses requested by plaintiffs’ counsel, as well as approving certain incentive awards to the lead plaintiffs. Two of the lead plaintiffs filed an appeal on November 26, 2007 challenging the amount of their incentive awards, but the matter was remanded to the district court upon stipulation of the parties in January 2008, and resolved by order of the district court dated April 9, 2008. The time to appeal that order has not yet expired.
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
           During the fourth quarter of 2006, the Company established an additional reserve of $600 million related to its remaining securities litigation matters, some of which are described above, bringing the reserve for unresolved claims to approximately $620 million at December 31, 2006. The prior reserve aggregating $3.0 billion established in the second quarter of 2005 had been substantially utilized as a result of the settlements resolving many of the other shareholder lawsuits that had been pending against the Company, including settlements entered into during the fourth quarter of 2006. During the first and second quarters of 2007, the Company reached agreements to settle substantially all of the remaining securities litigation claims, a substantial portion of which had been reserved for at December 31, 2006. During 2007, the Company recorded charges of approximately $153 million for these settlements. At March 31, 2008, the Company’s remaining reserve related to these matters is $10 million, which approximates an expected attorneys’ fee award in the previously settled derivative matter described above. The Company has no remaining securities litigation matters as of March 31, 2008.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
challenging the imposition of taxes on royalties remitted outside of Brazil and the constitutionality of certain taxes. The Company intends to defend against the various remaining tax cases vigorously.
           On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics and failure to accord credit to Siegel. The Company answered the complaint and filed counterclaims on November 11, 2004, to which plaintiffs replied on January 7, 2005. On April 30, 2007, the Company filed motions for partial summary judgment on various issues, including the unavailability of accounting for pre-termination and foreign works. On March 26, 2008, the court entered an order of summary judgment finding, among other things, that plaintiffs’ notices of termination were valid and that plaintiffs’ had thereby recaptured, as of April 16, 1999, their rights to a one-half interest in the Superman story material, as first published, but that the accounting for profits would not include profits attributable to foreign exploitation, republication of pre-termination works and trademark exploitation. The remaining issues in the case are scheduled for trial starting in November 2008. The Company intends to defend against this lawsuit vigorously.
           On October 22, 2004, the same Siegel heirs filed a second lawsuit against the Company, DC Comics, Warner Bros. Entertainment Inc., Warner Communications Inc. and Warner Bros. Television Production Inc. in the U.S. District Court for the Central District of California. Plaintiffs claim that Jerome Siegel was the sole creator of the character Superboy and, as such, DC Comics has had no right to create new Superboy works since the alleged October 17, 2004 termination by plaintiffs of Siegel’s grants of rights to the Superboy character to DC Comics’ predecessor-in-interest. This lawsuit seeks a declaration regarding the validity of the alleged termination and an injunction against future use of the Superboy character. Plaintiffs have also asserted Lanham Act and unfair competition claims alleging false statements by DC Comics regarding the creation of the Superboy character. The Company answered the complaint and filed counterclaims on December 21, 2004, to which plaintiffs replied on January 7, 2005. The case was consolidated for discovery purposes with the “Superman” action described immediately above. The parties filed cross-motions for summary judgment or partial summary judgment on February 15, 2006. In its ruling dated March 23, 2006, the court denied the Company’s motion for summary judgment, granted plaintiffs’ motion for partial summary judgment on termination and held that further proceedings are necessary to determine whether the Company’s Smallville television series may infringe on plaintiffs’ rights to the Superboy character. On January 12, 2007, the Company filed a motion for reconsideration of the court’s decision granting plaintiffs’ motion for partial summary judgment on termination. On April 30, 2007, the Company filed a motion for summary judgment on non-infringement of Smallville. On July 27, 2007, the court granted the Company’s motion for reconsideration, reversing the bulk of the March 23, 2006 ruling, and requested additional briefing on certain issues. On March 31, 2008, the court, among other things, denied the Company’s summary judgment motion as moot in view of the court’s July 27, 2007 reconsideration ruling. To the extent any issues remain, the Company intends to defend against this lawsuit vigorously.
           On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against AOL and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On December 8, 2000, defendants filed a motion to dismiss on the ground that the plaintiffs were volunteers and not employees covered by the FLSA. On March 10, 2006, the court denied defendants’ motion to dismiss. On May 11, 2006, plaintiffs filed a motion under the FLSA asking the court to notify former community leaders nationwide about the lawsuit and allow those community leaders the opportunity to join the lawsuit. On February 21, 2008, the court granted plaintiffs’ motion to issue notice to the former community leaders nationwide. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case was stayed pending the outcome of the Hallissey motion to dismiss and has not yet been activated. Three related class actions have been filed in state courts in New Jersey, California and Ohio, alleging violations of the FLSA and/or the respective state laws. The New Jersey and Ohio cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. The California action was remanded to California state court, and on January 6, 2004 the court denied plaintiffs’ motion for class certification. Plaintiffs appealed the trial court’s denial of their motion for class certification to the California Court of Appeals. On

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
May 26, 2005, a three-justice panel of the California Court of Appeals unanimously affirmed the trial court’s order denying class certification. The plaintiffs’ petition for review in the California Supreme Court was denied. The Company has settled the remaining individual claims in the California action. The Company intends to defend against the remaining lawsuits vigorously.
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
           On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and AOL, among other defendants, infringe a number of patents purportedly relating to customer call center operations and/or voicemail services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. The Company intends to defend against this lawsuit vigorously.
           On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nation-wide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the district court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the court granted preliminary approval of a class settlement arrangement on terms that were not material to the Company, but final approval of that settlement was denied on January 26, 2007. The parties subsequently reached a revised settlement to resolve this action and submitted their agreement to the district court on April 2, 2008. The revised settlement is subject to preliminary and final approval by the district court; there can be no assurance that the settlement will receive either approval. Absent the issuance of all required court approvals of the revised settlement, the Company intends to defend against this lawsuit vigorously.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
           AOL Europe Services SARL (“AOL Luxembourg”), a wholly owned subsidiary of AOL organized under the laws of Luxembourg, has received two separate assessments from the French tax authorities for French value added tax (“VAT”) related to AOL Luxembourg’s subscription revenues from French subscribers. The first assessment, received on December 27, 2006, relates to subscription revenues earned during the period from July 1, 2003 through December 31, 2003, and the second assessment, received on December 5, 2007, relates to subscription revenues earned during the period from January 1, 2004 through December 31, 2004. Together, the assessments, including interest accrued through the respective assessment dates, total €94 million (approximately $149 million based on the exchange rate as of March 31, 2008). The French tax authorities assert that the French subscriber revenues are subject to French VAT, instead of Luxembourg VAT, as originally reported and paid by AOL Luxembourg. AOL Luxembourg could receive similar assessments from the French tax authorities in the future for subscription revenues earned in 2005 through 2006. The Company is currently appealing these assessments at the French VAT audit level and intends to defend against these assessments vigorously.
           On August 30, 2007, eight years after the case was initially filed, the Supreme Court of the Republic of Indonesia overturned the rulings of two lower courts and issued a judgment against Time Inc. Asia and six journalists in the matter of H.M. Suharto v. Time Inc. Asia et al. The underlying libel lawsuit was filed in July 1999 by the former dictator of Indonesia following the publication of TIME magazine’s May 24, 1999 cover story “Suharto Inc.” Following a trial in the Spring of 2000, a three-judge panel of an Indonesian court found in favor of Time Inc. and the journalists, and that decision was affirmed by an intermediate appellate court in March 2001. The court’s August 30, 2007 decision reversed those prior determinations and ordered defendants to, among other things, apologize for certain aspects of the May 1999 article and pay Mr. Suharto damages in the amount of one trillion rupiah (approximately $109 million based on the exchange rate as of March 31, 2008). The Company continues to defend this matter vigorously and has challenged the judgment by filing a petition for review with the Supreme Court of the Republic of Indonesia on February 21, 2008. Mr. Suharto’s heirs opposed this petition in a filing made on or about April 4, 2008. The Company does not believe it is likely that efforts to enforce such judgment within Indonesia, or in those jurisdictions outside of Indonesia in which the Company has substantial assets, would result in any material loss to the Company. Consequently, no loss has been accrued for this matter as of March 31, 2008. Moreover, the Company believes that insurance coverage is available for the judgment, were it to be sustained and, eventually, enforced.
           On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and TWC. The complaint, which also named as defendants several other programming content providers (collectively, the “programmer defendants”) as well as other cable and satellite providers (collectively, the “distributor defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action (the “First Amended Complaint”) that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On December 21, 2007, the programmer defendants,

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
including the Company, and the distributor defendants, including TWC, filed motions to dismiss the First Amended Complaint. On March 10, 2008, the court granted these motions, dismissing the First Amended Complaint with leave to amend. On March 20, 2008, plaintiffs filed a second amended complaint (the “Second Amended Complaint”) that modified certain aspects of the First Amended Complaint in an attempt to address the deficiencies noted by the court in its prior dismissal order. On April 22, 2008, the programmer defendants, including the Company, and the distributor defendants, including TWC, filed motions to dismiss the Second Amended Complaint. The Company intends to defend against this lawsuit vigorously.
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
Income Tax Uncertainties
           During the three months ended March 31, 2008, the Company recorded additional income tax reserves of approximately $140 million, including reserves attributable to uncertainties associated with the utilization of certain state and local tax attributes and taxes on foreign remittances. Of the $140 million additional income tax reserves, approximately $90 million would affect the Company’s effective tax rate if reversed.
12. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
           Additional financial information with respect to cash (payments) and receipts is as follows (millions):

	Three Months Ended
	3/31/08	3/31/07
Cash payments made for interest	$(437)	$(461)
Interest income received	25	19

Cash interest payments, net	$(412)	$(442)

Cash payments made for income taxes	$(71)	$(130)
Income tax refunds received	9	32

Cash tax payments, net	$(62)	$(98)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
           The consolidated statement of cash flows for the three months ended March 31, 2008 reflects approximately $33 million of common stock repurchases that were executed in the fourth quarter of 2007 and were included in Other current liabilities as of December 31, 2007, but for which payment was not made until the first quarter of 2008.
Interest Expense, Net
           Interest expense, net, consists of (millions):

	Three Months Ended
	3/31/08	3/31/07
Interest income	$50	$46
Interest expense	(596)	(597)

Total interest expense, net	$(546)	$(551)

Other Income (Loss), Net
           Other income (loss), net, consists of (millions):

	Three Months Ended
	3/31/08	3/31/07
Investment gains (losses), net	$(27)	$163
Loss from equity method investees	(8)	(12)
Loss on accounts receivable securitization programs	(13)	(13)
Other	—	(13)

Total other income (loss), net	$(48)	$125

Other Current Liabilities
           Other current liabilities consist of (millions):

	March 31,	December 31,
	2008	2007
Accrued expenses	$3,866	$3,975
Accrued compensation	905	1,474
Accrued income taxes	319	162

Total other current liabilities, net	$5,090	$5,611

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
           All direct and indirect domestic subsidiaries are included in Time Warner Inc.’s consolidated U.S. tax return. In the condensed consolidating financial statements, tax expense has been allocated based on each such subsidiary’s relative pretax income to the consolidated pretax income. With respect to the use of certain consolidated tax attributes (principally operating and capital loss carryforwards), such benefits have been allocated to the respective subsidiary that generated the taxable income permitting such use (i.e., pro-rata based on where the income was generated). For example, to the extent a Non-Guarantor Subsidiary generated a gain on the sale of a business for which the Parent Company utilized tax attributes to offset such gain, the tax attribute benefit would be allocated to that Non-Guarantor Subsidiary. Deferred taxes of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been allocated based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.
           Corporate overhead expenses have been reflected as expenses of the Parent Company and have not been allocated to the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries.

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
Consolidating Balance Sheet
March 31, 2008
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$433	$90	$1,080	$—	$1,603
Receivables, net	94	3	6,076	—	6,173
Inventories	—	7	2,069	—	2,076
Prepaid expenses and other current assets	113	95	634	—	842
Deferred income taxes	717	538	510	(1,048)	717

Total current assets	1,357	733	10,369	(1,048)	11,411
Noncurrent inventories and film costs	—	—	5,446	—	5,446
Investments in amounts due from consolidated subsidiaries	89,331	83,868	—	(173,199)	—
Investments, including available-for-sale securities	56	544	1,808	(487)	1,921
Property, plant and equipment, net	425	246	17,340	—	18,011
Intangible assets subject to amortization, net	1	1	5,041	—	5,043
Intangible assets not subject to amortization	—	643	46,578	—	47,221
Goodwill	—	2,617	39,200	—	41,817
Other assets	122	264	1,528	—	1,914

Total assets	$91,292	$88,916	$127,310	$(174,734)	$132,784

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4	$13	$1,071	$—	$1,088
Participations payable	—	—	2,535	—	2,535
Royalties and programming costs payable	—	3	1,265	—	1,268
Deferred revenue	—	—	1,331	—	1,331
Debt due within one year	—	4	112	—	116
Other current liabilities	766	309	4,150	(135)	5,090
Current liabilities of discontinued operations	—	—	3	—	3

Total current liabilities	770	329	10,467	(135)	11,431
Long-term debt	17,404	5,266	13,375	—	36,045
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Debt due (from) to affiliates	(1,829)	735	1,094	—	—
Deferred income taxes	14,063	15,553	15,933	(31,486)	14,063
Deferred revenue	—	—	511	—	511
Other liabilities	2,172	3,097	6,167	(4,102)	7,334
Minority interests	—	—	4,012	376	4,388
Shareholders’ equity
Due to Time Warner and subsidiaries	—	(14,169)	(31,819)	45,988	—
Other shareholders’ equity	58,712	78,105	107,270	(185,375)	58,712

Total shareholders’ equity	58,712	63,936	75,451	(139,387)	58,712

Total liabilities and shareholders’ equity	$91,292	$88,916	$127,310	$(174,734)	$132,784

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

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Operations
For The Three Months Ended March 31, 2008
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$315	$11,134	$(32)	$11,417

Costs of revenues	—	(112)	(6,583)	32	(6,663)
Selling, general and administrative	(96)	(57)	(2,325)	—	(2,478)
Amortization of intangible assets	—	—	(183)	—	(183)
Amounts related to securities litigation and government investigations	(4)	—	—	—	(4)
Merger-related, restructuring and shut-down costs	(6)	—	(136)	—	(142)
Asset impairments	—	—	—	—	—
Gains on disposal of assets, net	—	—	—	—	—

Operating income (loss)	(106)	146	1,907	—	1,947
Equity in pretax income of consolidated subsidiaries	1,635	1,839	—	(3,474)	—
Interest income (expense), net	(263)	(339)	56	—	(546)
Other income (expense), net	4	(17)	(10)	(25)	(48)
Minority interest expense, net	—	—	(67)	(16)	(83)

Income before income taxes	1,270	1,629	1,886	(3,515)	1,270
Income tax provision	(499)	(632)	(736)	1,368	(499)

Net income	$771	$997	$1,150	$(2,147)	$771

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Operations
For The Three Months Ended March 31, 2007
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
Revenues	$—	$292	$10,916	$(24)	$11,184

Costs of revenues	—	(102)	(6,418)	24	(6,496)
Selling, general and administrative	(116)	(53)	(2,240)	—	(2,409)
Amortization of intangible assets	—	—	(177)	—	(177)
Amounts related to securities litigation and government investigations	(163)	—	—	—	(163)
Merger-related, restructuring, and shut-down costs	—	—	(68)	—	(68)
Asset impairments	—	—	(1)	—	(1)
Gains on disposal of assets, net	—	—	670	—	670

Operating income (loss)	(279)	137	2,682	—	2,540
Equity in pretax income of consolidated subsidiaries	2,483	2,668	—	(5,151)	—
Interest income (expense), net	(234)	(349)	32	—	(551)
Other income (expense), net	14	(1)	134	(22)	125
Minority interest expense, net	—	—	(75)	(55)	(130)

Income from continuing operations before income taxes	1,984	2,455	2,773	(5,228)	1,984
Income tax provision	(797)	(954)	(1,080)	2,034	(797)

Income from continuing operations	1,187	1,501	1,693	(3,194)	1,187
Discontinued operations, net of tax	16	17	15	(32)	16

Net income	$1,203	$1,518	$1,708	$(3,226)	$1,203

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2008
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
OPERATIONS
Net income	$771	$997	$1,150	$(2,147)	$771
Adjustments for noncash and nonoperating items:
Depreciation and amortization	10	18	1,103	—	1,131
Amortization of film and television costs	—	82	1,295	—	1,377
Loss on investments and other assets, net	—	1	15	—	16
Deficiency of distributions over equity in pretax income of consolidated subsidiaries	(1,635)	(1,839)	—	3,474	—
Equity in losses of investee companies, net of cash distributions	—	—	19	—	19
Equity-based compensation	19	7	82	—	108
Minority interests	—	—	67	16	83
Deferred income taxes	164	45	39	(84)	164
Changes in operating assets and liabilities, net of acquisitions	459	594	(668)	(1,256)	(871)
Adjustments relating to discontinued operations	—	—	(2)	—	(2)

Cash provided (used) by operations	(212)	(95)	3,100	3	2,796
INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	(13)	(245)	—	(258)
Capital expenditures and product development costs	(2)	(13)	(977)	—	(992)
Other investment proceeds	2	14	25	—	41
Advances to parent and consolidated subsidiaries	1,026	1,188	—	(2,214)	—

Cash provided (used) by investing activities	1,026	1,176	(1,197)	(2,214)	(1,209)
FINANCING ACTIVITIES
Borrowings	2,102	—	151	—	2,253
Debt repayments	(2,531)	(166)	(508)	—	(3,205)
Proceeds from exercise of stock options	34	—	—	—	34
Excess tax benefit on stock options	2	—	—	—	2
Principal payments on capital leases	—	(1)	(9)	—	(10)
Repurchases of common stock	(332)	—	—	—	(332)
Dividends paid	(224)	—	—	—	(224)
Other	(18)	—	—	—	(18)
Change in due to/from parent and investment in segment	—	(877)	(1,334)	2,211	—

Cash used by financing activities	(967)	(1,044)	(1,700)	2,211	(1,500)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(153)	37	203	—	87

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	586	53	877	—	1,516

CASH AND EQUIVALENTS AT END OF PERIOD	$433	$90	$1,080	$—	$1,603

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2007
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
OPERATIONS
Net income	$1,203	$1,518	$1,708	$(3,226)	$1,203
Adjustments for noncash and nonoperating items:
Depreciation and amortization	11	18	1,049	—	1,078
Amortization of film and television costs	—	71	1,271	—	1,342
Asset impairments	—	—	1	—	1
Gain on investments and other assets, net	(8)	—	(823)	—	(831)
Deficiency of distributions over equity in pretax income of consolidated subsidiaries	(2,483)	(2,668)	—	5,151	—
Equity in losses of investee companies, net of cash distributions	—	1	29	—	30
Equity-based compensation	19	6	62	—	87
Minority interests	—	—	75	55	130
Deferred income taxes	712	240	244	(484)	712
Amounts related to securities litigation and government investigations	(388)	—	—	—	(388)
Changes in operating assets and liabilities, net of acquisitions	4,152	1,808	(1,720)	(6,264)	(2,024)
Adjustments relating to discontinued operations	(16)	(16)	59	32	59

Cash provided by operations	3,202	978	1,955	(4,736)	1,399
INVESTING ACTIVITIES
Investments in available-for-sale securities	—	—	(86)	—	(86)
Investments and acquisitions, net of cash acquired	(4)	(13)	5	—	(12)
Capital expenditures and product development costs	18	(39)	(893)	—	(914)
Investment proceeds from available-for-sale securities	10	—	—	—	10
Other investment proceeds	—	2	1,140	—	1,142
Change in investment segment	(1,350)	(55)	—	1,405	—

Cash provided (used) by investing activities	(1,326)	(105)	166	1,405	140
FINANCING ACTIVITIES
Borrowings	1,384	—	798	—	2,182
Debt repayments	(1,032)	—	(1,080)	—	(2,112)
Proceeds from exercise of stock options	242	—	—	—	242
Excess tax benefit on stock options	30	—	—	—	30
Principal payments on capital leases	—	—	(18)	—	(18)
Repurchases of common stock	(2,089)	—	—	—	(2,089)
Dividends paid	(211)	—	—	—	(211)
Other	(11)	—	(60)	—	(71)
Change in due to/due from parent and investment in segment	17	(906)	(2,442)	3,331	—

Cash used by financing activities	(1,670)	(906)	(2,802)	3,331	(2,047)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	206	(33)	(681)	—	(508)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	207	77	1,265	—	1,549

CASH AND EQUIVALENTS AT END OF PERIOD	$413	$44	$584	$—	$1,041

Part II. Other Information
Item 1. Legal Proceedings
Securities Matters
           Reference is made to the consolidated ERISA class action lawsuits described on page 50 of the 2007 Form 10-K. The matter of the appeal filed on November 26, 2007 by two of the lead plaintiffs challenging the amount of their incentive awards was remanded to the district court upon stipulation of the parties in January 2008, and resolved by order of the district court dated April 9, 2008. The time to appeal that order has not yet expired.
Other Matters
           Reference is made to the lawsuit filed by certain heirs of Jerome Siegel relating to the Superman character described on page 52 of the 2007 Form 10-K. On March 26, 2008, the court entered an order of summary judgment finding, among other things, that plaintiffs’ notices of termination were valid and that plaintiffs’ had thereby recaptured, as of April 16, 1999, their rights to a one-half interest in the Superman story material, as first published, but that the accounting for profits would not include profits attributable to foreign exploitation, republication of pre-termination works and trademark exploitation. The remaining issues in the case are scheduled for trial starting in November 2008.
           Reference is made to the lawsuit filed by certain heirs of Jerome Siegel relating to the Superboy character described on page 52 of the 2007 Form 10-K. On March 31, 2008, the court, among other things, denied the Company’s motion for summary judgment on non-infringement of Smallville as moot in view of the court’s ruling on July 27, 2007, which granted the Company’s motion for reconsideration of a prior decision granting plaintiffs’ motion for partial summary judgment on termination.
           Reference is made to the lawsuit filed by Hallisey et al. described on pages 52-53 of the 2007 Form 10-K. On February 21, 2008, the court granted plaintiffs’ motion to issue notice to the former community leaders nationwide.
           Reference is made to the lawsuit filed by Andrew Parker and Eric DeBrauwere, et al. described on page 53 of the 2007 Form 10-K. The parties have reached a revised settlement and submitted their agreement to the district court on April 2, 2008. The revised settlement is subject to preliminary and final approval by the district court; there can be no assurance that the settlement will receive either approval.
           Reference is made to the lawsuit filed by H.M. Suharto described on pages 54-55 of the 2007 Form 10-K. In a filing made on or about April 4, 2008, Mr. Suharto’s heirs opposed the Company’s petition for review filed with the Supreme Court of the Republic of Indonesia on February 21, 2008.
           Reference is made to the lawsuit filed by Brantley, et al. described on page 55 of the 2007 Form 10-K. On March 10, 2008, the court granted, with leave to amend, the defendants’ motions to dismiss the plaintiffs’ amended complaint (the “First Amended Complaint”). On March 20, 2008, plaintiffs filed a second amended complaint (the “Second Amended Complaint”) that modified certain aspects of the First Amended Complaint in an attempt to address the deficiencies noted by the court in its prior dismissal order. On April 22, 2008, the programmer defendants, including the Company, and the distributor defendants, including TWC, filed motions to dismiss the Second Amended Complaint.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
           The following table provides information about purchases by the Company during the quarter ended March 31, 2008 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(1)	Paid Per Share(2)	Programs(3)	Plans or Programs(4)
January 1, 2008 — January 31, 2008	18,912,233	$15.84	18,912,233	$2,202,463,464
February 1, 2008 — February 29, 2008	312,159	$16.54	0	$2,202,463,464
March 1, 2008 — March 31, 2008	0	N/A	0	$2,202,463,464

Total	19,224,392	$15.85	18,912,233

(1)
The total number of shares purchased includes (a) shares of Common Stock purchased by the Company under the Stock Repurchase Program described in footnote 3 below, and (b) shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date. The number of shares of Common Stock purchased by the Company in connection with the vesting of such awards totaled 0 shares, 312,159 shares and 0 shares, respectively, for the months of January, February and March.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(3)
On August 1, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program that allows Time Warner to repurchase, from time to time, up to $5 billion of Common Stock (the “Stock Repurchase Program”). Purchases under the Stock Repurchase Program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. In the past, the Company has repurchased shares of Common Stock pursuant to trading programs under Rule 10b5-1 promulgated under the Exchange Act, and it may repurchase shares of Common Stock under such trading programs in the future.

(4)	This amount does not reflect the fees, commissions and other costs associated with the Stock Repurchase Program.
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

TIME WARNER INC. (Registrant)
Date: April 30, 2008

/s/ John K. Martin, Jr.

John K. Martin, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
10.1	Form of Notice of Grant of Performance Stock Units (for award of 250,000 performance stock units to Jeffrey Bewkes under the Time Warner Inc. 2006 Stock Incentive Plan on January 1, 2008).

10.2
Form of Performance Stock Units Agreement (PSU Agreement, Version 2, for award of 250,000 performance stock units to Jeffrey Bewkes under the Time Warner Inc. 2006 Stock Incentive Plan on January 1, 2008).

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. †

†
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