Form 10-Q
period 2008-06-30
TIME WARNER INC.
filed 2008-08-06
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2008 or

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

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares Outstanding
Description of Class	as of July 29, 2008
Common Stock – $.01 par value	3,582,821,909

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

•
Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2008. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2008 and cash flows for the six months ended June 30, 2008.

•
Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), as well as Item 1A, “Risk Factors,” in Part II of this report, for a discussion of the risk factors applicable to the Company.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
OVERVIEW
     Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, TNT, CNN, AOL, People, Sports Illustrated, Time and Time Warner Cable. The Company produces and distributes films through Warner Bros. and New Line Cinema, including The Dark Knight, Get Smart, Sex and the City, I Am Legend, 10,000 B.C. and Harry Potter and the Order of the Phoenix, as well as television series, including Two and a Half Men, Without a Trace, Cold Case, The Closer and ER. During the six months ended June 30, 2008, the Company generated revenues of $22.972 billion (up 4% from $22.164 billion in 2007), Operating Income of $3.893 billion (down 13% from $4.476 billion in 2007), Net Income of $1.563 billion (down 31% from $2.270 billion in 2007) and Cash Provided by Operations of $4.932 billion (up 58% from $3.119 billion in 2007). As discussed more fully in “Business Segment Results,” the six months ended June 30, 2007 included the impact of an approximate $670 million gain on the sale of AOL’s German access business.
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
     AOL. AOL LLC (together with its subsidiaries, “AOL”) operates a Global Web Services business that provides online advertising services on both the AOL Network and third-party Internet sites, referred to as the “Third Party Network.” AOL’s Global Web Services business also develops and operates the AOL Network, a leading network of web brands and free client software and services for Internet consumers. In addition, through its Access Services business, AOL operates one of the largest Internet access subscription services in the United States. As of June 30, 2008, AOL had 8.1 million AOL brand Internet access subscribers in the U.S., which does not include registrations for the free AOL service. For the six months ended June 30, 2008, AOL generated revenues of $2.185 billion (9% of the Company’s overall revenues), $755 million in Operating Income before Depreciation and Amortization and $514 million in Operating Income.
     AOL’s strategy is to continue to transition from a business that has relied heavily on Subscription revenues from dial-up subscribers to one that attracts and engages more Internet users and takes advantage of the recent as well as anticipated growth in online advertising by providing advertising services on both the AOL Network and the Third Party Network. AOL’s focus is on growing its Global Web Services business, while managing costs in this business as well as managing its declining subscriber base and costs in its Access Services business. On February 6, 2008, the Company announced that it had begun separating the AOL Access Services and Global Web Services businesses, which should enhance the operational focus and strategic options available for each of these businesses. The Company anticipates that it will be in a position to operate AOL’s Access Services and Global Web Services businesses separately in 2009.
     Within its Global Web Services business, in 2007 AOL formed a business group called Platform-A, which includes AOL’s business of selling advertising on the AOL Network and the Third Party Network and licensing advertising serving technology to third-party websites. Platform-A sells advertising that uses optimization and targeting technologies to deliver more effective advertising and to reach specific audiences across the AOL Network and the Third Party Network. Advertising services on the Third Party Network are primarily provided by Platform-A Inc. (formerly Advertising.com, Inc.) and its subsidiaries, including TACODA LLC, Quigo Technologies LLC, ADTECH AG, Third Screen Media LLC, Advertising.com LLC and Perfiliate Limited (“buy.at”), each of which is a wholly-owned subsidiary of AOL.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     During the first six months of 2008, Advertising revenues on the AOL Network were negatively impacted by certain factors and trends, including shifts in the mix of sold inventory to lower-priced inventory, lower revenues from certain advertiser categories, the increasing usage by online advertisers of third-party advertising networks and declines in the price of advertising inventory. Additionally, AOL’s Advertising revenues were negatively impacted by the challenges of integrating recently acquired businesses under Platform-A, including the realignment to create one integrated Platform-A sales force, which resulted in certain sales execution issues during the first half of the year. The increasing usage of third-party advertising networks has had a positive impact on AOL’s Third Party Network Advertising revenues. However, Third Party Network advertising has historically had higher traffic acquisition costs (“TAC”) and, therefore, lower incremental margins than display advertising. Due to the differing cost structures associated with the AOL Network and Third Party Network components of the Global Web Services business, a period-over-period increase or decrease in aggregate Advertising revenues will not necessarily translate into a similar increase or decrease in Operating Income before Depreciation and Amortization attributable to AOL’s advertising activities.
     During the first six months of 2008, the Company has experienced a significant decline in revenues from a major customer of Platform-A Inc. as a result of the customer’s acquisition of a business believed to perform online advertising services that are similar to those provided by Platform-A Inc., and the Company anticipates that such revenues will continue to decline for the remainder of 2008 compared to the similar period in 2007. Revenues from this relationship decreased to $22 million for the six months ended June 30, 2008 from $104 million for the six months ended June 30, 2007. For the full year 2007, AOL earned Advertising revenues from this relationship of $215 million.
     AOL’s Publishing business group, a component of the Global Web Services business, develops and operates the products and programming functions associated with the AOL Network. The AOL Network consists of a variety of websites, related applications and services, including those accessed via the AOL and low-cost Internet access services. Specifically, the AOL Network includes owned and operated websites, applications and services such as AOL.com, international versions of the AOL portal, e-mail, AIM, MapQuest, Moviefone, ICQ and Truveo (a video search engine). The AOL Network also includes TMZ.com, a joint venture with Telepictures Productions, Inc. (a subsidiary of Warner Bros. Entertainment Inc.), as well as other co-branded websites owned by third parties for which certain criteria have been met, including that the Internet traffic has been assigned to AOL. In addition, during the second quarter of 2008, AOL completed the acquisition of Bebo, Inc. (“Bebo”), a leading global social media network. During the second half of 2008, AOL intends to continue to focus on cross-promoting its content on the AOL Network, which now includes Bebo’s original programming, and provide Bebo users with certain products, such as mail and instant messaging.
     Paid-search advertising activities on the AOL Network are conducted primarily through AOL’s strategic relationship with Google Inc. (“Google”). In connection with the expansion of this strategic relationship in April 2006, Google acquired a 5% interest in AOL, and, as a result, 95% of the equity interests in AOL are indirectly held by the Company and 5% are indirectly held by Google. As part of the April 2006 transaction, Google received certain registration rights relating to its equity interest in AOL. Since July 1, 2008, Google has had the right to require AOL to register Google’s 5% equity interest for sale in an initial public offering. If Google exercises this right, Time Warner will have the right to purchase Google’s equity interest for cash or shares of Time Warner common stock based on the appraised fair market value of the equity interest in lieu of conducting an initial public offering. The Company cannot predict whether Google will request the Company to register its 5% equity interest in AOL or, if requested, whether the Company would exercise its option to purchase Google’s interest at its then appraised value.
     AOL’s Access Services business offers an online subscription service to consumers that includes dial-up Internet access. AOL continued to experience declines in the first six months of 2008 in the number of its U.S. subscribers and related revenues, due primarily to AOL’s decisions to focus on its advertising business and offer most of its services (other than Internet access) for free to support the advertising business, AOL’s significant reduction of subscriber acquisition and retention efforts, and the industry-wide decline of the dial-up ISP business and growth in the broadband Internet access business. The decline in U.S. subscribers has moderated, with a decline of 1.3 million for the six months ended June 30, 2008 compared to a decline of 2.3 million for the six months ended June 30, 2007. The decline in subscribers has had an adverse impact on AOL’s Subscription revenues. However, dial-up network costs have also decreased and are anticipated to continue to decrease as subscribers decline. AOL’s Advertising revenues associated with the AOL Network, in large part, are generated from the activity of current and former AOL subscribers. Therefore, the decline in subscribers also could have an adverse impact on AOL’s Advertising revenues generated on the AOL Network to the extent that subscribers canceling their subscriptions do not maintain their relationship with and usage of the AOL Network.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Cable. Time Warner’s cable business, Time Warner Cable Inc. and its subsidiaries (“TWC”), is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas — New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of June 30, 2008, TWC served approximately 14.7 million customers who subscribed to one or more of its video, high-speed data and voice services. For the six months ended June 30, 2008, TWC generated revenues of $8.458 billion (37% of the Company’s overall revenues), $2.927 billion in Operating Income before Depreciation and Amortization and $1.374 billion in Operating Income.
     TWC principally offers three services — video, high-speed data and voice — over its broadband cable systems. TWC markets its services separately and in “bundled” packages of multiple services and features. As of June 30, 2008, 51% of TWC’s customers subscribed to two or more of its primary services, including 19% of its customers who subscribed to all three primary services. Historically, TWC has focused primarily on residential customers, while also selling video, high-speed data and networking and transport services to commercial customers. Recently, TWC has begun selling voice services to small- and medium-sized businesses as part of an increased emphasis on its commercial business. In addition, TWC earns revenues by selling advertising time to national, regional and local businesses.
     Video is TWC’s largest service in terms of revenues generated and, as of June 30, 2008, TWC had approximately 13.3 million basic video subscribers. Although providing video services is a competitive and highly penetrated business, TWC expects to continue to increase video revenues through the offering of advanced digital video services, as well as through price increases and digital video subscriber growth. As of June 30, 2008, TWC had approximately 8.5 million digital video subscribers, which represented approximately 64% of its basic video subscribers. TWC’s digital video subscribers provide a broad base of potential customers for additional services. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting contractual rate increases, subscriber growth and the expansion of service offerings. TWC expects that its video service margins as a percentage of video revenues will continue to decline over the next few years as increases in programming costs outpace growth in video revenues.
     As of June 30, 2008, TWC had approximately 8.1 million residential high-speed data subscribers. TWC expects continued strong growth in residential high-speed data subscribers and revenues during 2008; however, the rate of growth of both subscribers and revenues is expected to continue to slow over time as high-speed data services become increasingly well-penetrated. TWC also offers commercial high-speed data services and had 287,000 commercial high-speed data subscribers as of June 30, 2008.
     Approximately 3.4 million residential subscribers received Digital Phone service, TWC’s IP-based telephony voice service, as of June 30, 2008. TWC expects strong increases in Digital Phone subscribers and revenues for the foreseeable future. TWC also rolled out Business Class Phone, a commercial Digital Phone service, to small- and medium-sized businesses during 2007 in the majority of its systems and has nearly completed the roll-out in the remainder of its systems during the first half of 2008. As of June 30, 2008, TWC had 16,000 commercial Digital Phone subscribers.
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
     Time Warner owns approximately 84% of the common stock of TWC (representing a 90.6% voting interest), and also owns an indirect 12.43% non-voting equity interest in TW NY Cable Holding Inc. (“TW NY”), a subsidiary of TWC. On May 20, 2008, TWC and its subsidiaries Time Warner Entertainment Company, L.P. (“TWE”) and TW NY entered into a Separation Agreement (the “Separation Agreement”) with Time Warner and its subsidiaries Warner Communications Inc. (“WCI”), Historic TW Inc. (“Historic TW”) and American Television and Communications Corporation (“ATC”), the terms of which will govern TWC’s legal and structural separation from Time Warner. Refer to “Recent Developments” for further details.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Filmed Entertainment. Time Warner’s Filmed Entertainment segment comprises Warner Bros. Entertainment Group (“Warner Bros.”), one of the world’s leading studios, and New Line Cinema Corporation (“New Line”). For the six months ended June 30, 2008, the Filmed Entertainment segment generated revenues of $5.404 billion (22% of the Company’s overall revenues), $476 million in Operating Income before Depreciation and Amortization and $277 million in Operating Income.
     The Filmed Entertainment segment has diversified sources of revenues within its film and television businesses, including an extensive film library and a global distribution infrastructure, which has helped it to deliver consistent long-term performance. As announced in the first quarter of 2008, in an effort to increase operational efficiencies and maximize performance within the Filmed Entertainment segment, the Company has reorganized the New Line business to be operated as a unit of Warner Bros. while maintaining separate development, production and other operations. During the first six months of 2008, the Company incurred restructuring charges related to planned involuntary employee terminations in connection with the reorganization. The Company expects to incur additional restructuring charges related to the reorganization during the remainder of 2008.
     Warner Bros. continues to be an industry leader in the television business. For the 2007-2008 broadcast season, Warner Bros. produced more than 20 primetime series, with at least one series airing on each of the five broadcast networks (including Two and a Half Men, Without a Trace, Cold Case, ER and Smallville), as well as original series for several cable networks (including The Closer and Nip/Tuck).
     In February 2008, the Writers Guild of America (East and West) (the “WGA”) reached an agreement with the film and television studios, ending an industry-wide work stoppage that began on November 5, 2007. The strike caused cancellations and delays in the production of Warner Bros.’ television programs and feature films and hampered the development of new television series. Although the Company has experienced a short-term reduction in operating results attributable to these cancellations and delays, it does not anticipate that the strike will have a significant long-term impact.
     The sale of DVDs has been one of the largest drivers of the segment’s profit over the last several years, and its extensive library of theatrical and television titles positions it to continue to benefit from sales of home video product to consumers. However, the industry and the Company have experienced a leveling of DVD sales due to several factors, including increasing competition for consumer discretionary spending, piracy, the maturation of the standard definition DVD format and the fragmentation of consumer leisure time. In the first quarter of 2008, the home video industry settled on the Blu-ray format as the single high-definition technology. The shift to a single format may lead to increased consumer purchases of high-definition players and DVDs.
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
     Networks. Time Warner’s Networks segment comprises Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“HBO”). For the six months ended June 30, 2008, the Networks segment generated revenues of $5.485 billion (22% of the Company’s overall revenues), $1.800 billion in Operating Income before Depreciation and Amortization and $1.623 billion in Operating Income.
     The Turner networks — including such recognized brands as TNT, TBS, CNN, Cartoon Network, truTV and Headline News — are among the leaders in advertising-supported cable TV networks. For six consecutive years, more primetime households have watched advertising-supported cable TV networks than the national broadcast networks. The Turner networks generate revenues principally from the sale of advertising and from receipt of monthly subscriber fees paid by cable system operators, satellite distribution services and other distributors. Key contributors to Turner’s success are its continued investments in high-quality programming focused on sports, original and syndicated series, news, network movie premieres and animation leading to strong ratings and Advertising and Subscription revenue growth, as well as strong brands and operating efficiency.

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
     During the first half of 2008, the results of the Networks segment benefited from the segment’s recent international expansion efforts, including Turner’s fourth-quarter 2007 acquisition of seven pay networks operating principally in Latin America and HBO’s acquisitions of additional interests in HBO Asia and HBO South Asia during the fourth quarter of 2007 and the first quarter of 2008. The Company anticipates that international expansion will continue to be an area of focus at the Networks segment for the foreseeable future.
     Publishing. Time Warner’s Publishing segment consists principally of magazine publishing and related websites as well as a number of direct-marketing and direct-selling businesses. The segment generated revenues of $2.221 billion (10% of the Company’s overall revenues), $414 million in Operating Income before Depreciation and Amortization and $311 million in Operating Income for the six months ended June 30, 2008.
     As of June 30, 2008, Time Inc. published over 120 magazines worldwide, including People, Sports Illustrated, InStyle, Southern Living, Real Simple, Time, Cooking Light, Entertainment Weekly and What’s on TV. Time Inc. generates revenues primarily from advertising (including advertising on digital properties), magazine subscriptions and newsstand sales. The Company owns IPC Media (“IPC”), one of the largest consumer magazine companies in the U.K., and the magazine subscription marketer, Synapse Group, Inc. The Company’s Publishing segment has experienced a continued decline in print advertising sales due to the uncertain economy and the ongoing shift of advertising expenditures to digital media, which is expected to continue. Time Inc. continues to invest in developing digital content, including the launches of Health.com and the MyHomeIdeas.com network and the expansion of Sports Illustrated’s, People’s and InStyle’s digital properties as well as the expansion of digital properties owned by IPC and the acquisition of various websites, to advance the Publishing segment’s digital initiatives. For both the three and six months ended June 30, 2008, online Advertising revenues were 9% of Time Inc.’s total Advertising revenues, compared to 6% for both the three and six months ended June 30, 2007. Time Inc.’s direct-selling division, Southern Living At Home, sells home decor products through independent consultants at parties hosted in people’s homes throughout the U.S.
Recent Developments
TWC Separation from Time Warner
     On May 20, 2008, the Company and its subsidiaries WCI, Historic TW and ATC entered into the Separation Agreement with TWC and its subsidiaries TWE and TW NY. Pursuant to the Separation Agreement, (i) Time Warner will complete certain internal restructuring transactions, (ii) Historic TW, a wholly-owned subsidiary of Time Warner, will transfer its 12.43% interest in TW NY to TWC in exchange for 80 million newly issued shares of TWC Class A Common Stock (the “TW NY Exchange”), (iii) all TWC Class A Common Stock and TWC Class B Common Stock then held by Historic TW will be distributed to Time Warner, (iv) TWC will declare and pay a special cash dividend (the “Special Dividend”) of $10.855 billion ($10.27 per share of TWC Common Stock) to be distributed pro rata to all holders of TWC Class A Common Stock and TWC Class B Common Stock, resulting in the receipt by Time Warner of approximately $9.25 billion from the dividend immediately prior to the Distribution (as defined below), (v) TWC will file with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation, pursuant to which, among other things, each outstanding share of TWC Class A Common Stock and TWC Class B Common Stock will automatically be converted into one share of common stock, par value $0.01 per share (the “TWC Common Stock”), and (vi) Time Warner will distribute all the issued and outstanding shares of TWC Common Stock then held by Time Warner to its stockholders as (a) a pro rata dividend in a spin-off, (b) an exchange offer in a split-off or (c) a combination thereof (the “Distribution”) ((i) to (vi) collectively, the “TWC Separation Transactions”). Time Warner has not yet made a decision as to the form of the Distribution.
     Upon consummation of the TWC Separation Transactions, Time Warner’s stockholders and/or former stockholders will hold approximately 85.2% of the TWC Common Stock, and TWC’s stockholders other than Time Warner will hold approximately 14.8% of the TWC Common Stock issued and outstanding.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The Separation Agreement contains customary covenants, and consummation of the TWC Separation Transactions is subject to customary closing conditions, including customary regulatory reviews and local franchise approvals, the receipt of a favorable ruling from the Internal Revenue Service that the TWC Separation Transactions will generally qualify as tax-free for Time Warner and Time Warner’s stockholders, the receipt of certain tax opinions and the entry into the 2008 Cable Bridge Facility and the Supplemental Facility (each as defined below under “2008 Cable Bond Offering and Additional Financing Commitments”). Time Warner and TWC expect the TWC Separation Transactions to be consummated by the end of 2008 or in early 2009. See Item 1A, “Risk Factors,” in Part II of this report for a discussion of risk factors relating to the separation of TWC from the Company.
2008 Cable Bond Offering and Additional Financing Commitments
     On June 19, 2008, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures in a public offering registered under the Securities Act of 1933, as amended (the “2008 Cable Bond Offering”). TWC expects to use the net proceeds of $4.963 billion from this issuance to finance, in part, the Special Dividend. If the TWC Separation Transactions are not consummated and the Special Dividend is not paid, TWC will use the net proceeds from the issuance of the debt securities for general corporate purposes, including repayment of indebtedness. Additionally, to finance, in part, the Special Dividend, on June 30, 2008, TWC entered into a credit agreement with certain financial institutions for a senior unsecured term loan facility in an aggregate principal amount of $9.0 billion with an initial maturity date that is 364 days after the borrowing date (the “2008 Cable Bridge Facility”). As a result of the 2008 Cable Bond Offering, immediately after the credit agreement was executed, the amount of the commitments under the 2008 Cable Bridge Facility was reduced to $4.040 billion. TWC may elect to extend the maturity date of the loans outstanding under the 2008 Cable Bridge Facility for an additional year. TWC may not borrow any amounts under the 2008 Cable Bridge Facility unless and until the Special Dividend is declared in connection with the TWC Separation Transactions. In May 2008, Time Warner (as lender) committed to lend TWC (as borrower) up to an aggregate principal amount of $3.5 billion under a two-year senior unsecured supplemental term loan facility (the “Supplemental Facility”). As a result of the 2008 Cable Bond Offering, Time Warner’s original commitment under the Supplemental Facility was reduced to $2.520 billion. TWC may borrow under the Supplemental Facility at the final maturity of the 2008 Cable Bridge Facility to repay amounts then outstanding under the 2008 Cable Bridge Facility. See “Financial Condition and Liquidity” and Note 5 to the accompanying consolidated financial statements for further details regarding the 2008 Cable Bond Offering, the 2008 Cable Bridge Facility and the Supplemental Facility.
Sprint/Clearwire Joint Venture
     In May 2008, TWC, Intel Corporation, Google, Comcast Corporation (together with its subsidiaries, “Comcast”) and Bright House Networks LLC entered into agreements to collectively invest $3.2 billion in a wireless communications joint venture (the “Sprint/Clearwire Joint Venture”), which is expected to be formed by Sprint Nextel Corporation (“Sprint”) and Clearwire Corporation (“Clearwire”). TWC’s share of such investment is expected to be approximately $550 million, which it expects to fund with cash on hand at TWC, borrowings under TWC’s $6.0 billion senior unsecured five-year revolving credit facility (the “Cable Revolving Facility”), TWC’s commercial paper program or a combination thereof. Once formed, the Sprint/Clearwire Joint Venture will be focused on deploying the first nationwide fourth generation wireless network to provide mobile broadband services to wholesale and retail customers. In connection with its investment in the Sprint/Clearwire Joint Venture, TWC has entered into a wholesale agreement with Sprint that allows TWC to offer wireless services utilizing Sprint’s 2G/3G network. Upon closing, TWC also expects to enter into a wholesale agreement with the Sprint/Clearwire Joint Venture that would allow TWC to offer wireless services utilizing the Sprint/Clearwire Joint Venture’s broadband wireless network. The closing of these transactions, which is expected to occur by the end of the first half of 2009, is subject to customary regulatory review and approvals. There can be no assurance that the formation of the Sprint/Clearwire Joint Venture will be completed, or, if completed, that the Sprint/Clearwire Joint Venture would successfully deploy a nationwide mobile broadband network. If completed, TWC’s investment in the Sprint/Clearwire Joint Venture would be accounted for under the equity method of accounting and the Company expects that the Sprint/Clearwire Joint Venture would incur losses in its early periods of operation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Bebo Acquisition
     On May 14, 2008, the Company, through its AOL segment, completed the acquisition of Bebo, a leading global social media network, for $857 million, net of cash acquired, $8 million of which will be paid by the Company in the first quarter of 2009. The Bebo acquisition did not significantly impact the Company’s consolidated financial results for the six months ended June 30, 2008 (Note 2).
Buy.at Acquisition
     On February 5, 2008, the Company, through its AOL segment, completed the acquisition of buy.at, which provides performance-based e-commerce marketing services to advertisers, for $125 million in cash, net of cash acquired. The buy.at acquisition did not significantly impact the Company’s consolidated financial results for the six months ended June 30, 2008 (Note 2).
RESULTS OF OPERATIONS
Recent Accounting Standards
     See Note 1 to the accompanying consolidated financial statements for a discussion of the accounting standards adopted during the six months ended June 30, 2008 and recent accounting standards not yet adopted.
Significant Transactions and Other Items Affecting Comparability
     As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by certain significant transactions and other items in each period as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/08	6/30/07	6/30/08	6/30/07

Amounts related to securities litigation and government investigations	$(4)	$(4)	$(8)	$(167)
Asset impairments	(63)	(34)	(63)	(35)
Gain (loss) on disposal of assets, net	—	(1)	—	669

Impact on Operating Income (Loss)	(67)	(39)	(71)	467

Investment gains (losses), net	12	111	(15)	274
Costs related to the separation of TWC	(51)	—	(54)	—
Minority interest impact	16	—	16	(57)

Pretax impact	(90)	72	(124)	684
Income tax impact	35	(31)	37	(321)
Other tax items affecting comparability	—	77	1	80

After-tax impact	$(55)	$118	$(86)	$443

     In addition to the items affecting comparability above, the Company incurred merger-related, restructuring and shutdown costs of $6 million and $148 million during the three and six months ended June 30, 2008, respectively, and $33 million and $101 million during the three and six months ended June 30, 2007, respectively. For further discussions of merger-related, restructuring and shutdown costs, refer to the “Consolidated Results” and “Business Segment Results” discussions.
Amounts Related to Securities Litigation
     The Company recognized legal reserves as well as legal and other professional fees related to the defense of various shareholder lawsuits, totaling $4 million and $8 million for the three and six months ended June 30, 2008, respectively, and $5 million and $176 million for the three and six months ended June 30, 2007, respectively. In addition, the Company recognized related insurance recoveries of $1 million and $9 million for the three and six months ended June 30, 2007, respectively.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Asset Impairments
     During the three and six months ended June 30, 2008, the Company recorded a $45 million noncash impairment of certain non-core cable systems held for sale at the Cable segment and an $18 million noncash impairment of GameTap at the Networks segment as a result of Turner’s decision to sell its on-line video game business. During the three and six months ended June 30, 2007, the Company recorded a $34 million noncash impairment of the Court TV tradename at the Networks segment as a result of rebranding the network’s name to truTV, effective January 1, 2008. During the six months ended June 30, 2007, the Company recorded a $1 million noncash asset impairment at the AOL segment related to asset write-offs in connection with facility closures primarily as a result of AOL’s revised strategy.
Gains on Disposal of Assets, Net
     For the three and six months ended June 30, 2007, the Company recorded a net $1 million reduction to the gains on the sales of AOL’s German and U.K. access businesses, and for the six months ended June 30, 2007 the Company recorded a gain of approximately $670 million on the sale of AOL’s German access business.
Investment Gains (Losses), Net
     For the three months ended June 30, 2008, the Company recognized $12 million of miscellaneous investment gains. For the six months ended June 30, 2008, the Company recognized a $26 million impairment of the Company’s investment in SCi Entertainment Group plc and $10 million of losses resulting from market fluctuations in equity derivative instruments, offset by other miscellaneous investment gains.
     For the three and six months ended June 30, 2007, the Company recognized net gains of $111 million and $274 million, respectively, primarily related to the sale of investments, including a $100 million gain on the Company’s sale in April 2007 of its 50% interest in Bookspan, and for the six months ended June 30, 2007, a $146 million gain at the Cable segment on TWC’s deemed sale of its 50% interest in the pool of assets consisting of the Houston cable systems in connection with the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (the “TKCCP Gain”). For the three and six months ended June 30, 2007, investment gains, net also included a $2 million loss and a $4 million gain, respectively, which resulted from market fluctuations in equity derivative instruments.
Costs related to the Separation of TWC
     During the three and six months ended June 30, 2008, the Company incurred costs related to the separation of TWC of $51 million and $54 million, respectively, including direct transaction costs (e.g., legal and professional fees) of $14 million and $17 million, respectively (which have been reflected in other income, net on the Company’s consolidated statement of operations), and financing costs of $37 million for both periods. For the three and six months ended June 30, 2008, financing costs included $6 million in net interest expense (after considering the interest income received on the proceeds of the 2008 Cable Bond Offering) on the $5.0 billion of debt securities issued in the 2008 Cable Bond Offering and $31 million of debt issuance costs related to the portion of the upfront loan fees for the 2008 Cable Bridge Facility that were expensed during the second quarter of 2008 due to the reduction of the commitments under such facility as a result of the 2008 Cable Bond Offering. The Company expects to incur additional costs relating to the separation of TWC during the remainder of 2008 associated with additional financing and direct transaction costs.
Minority Interest Impact
     For the three and six months ended June 30, 2008, expense of $16 million was attributed to the minority owners’ shares of the impairment of certain non-core cable systems held for sale and the costs related to the separation of TWC.
     For the six months ended June 30, 2007, income of $57 million was attributed to minority interests, which primarily reflects the respective minority owners’ shares of the gain on the sale of AOL’s German access business and the TKCCP Gain.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Income Tax Impact and Other Tax Items Affecting Comparability
     The income tax impact reflects the estimated tax or tax benefit associated with each item affecting comparability. Such estimated taxes or tax benefits vary based on certain factors, including the taxability or deductibility of the items and foreign tax on certain gains. The Company’s tax provision may also include certain other items affecting comparability. For the three and six months ended June 30, 2007, these items included $77 million and $80 million, respectively, of tax benefits related primarily to the realization of tax attribute carryforwards and changes in certain state tax laws.
Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007
Consolidated Results
     The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations.
     Revenues. The components of revenues are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/08	6/30/07	% Change	6/30/08	6/30/07	% Change

Subscription	$6,462	$6,229	4%	$12,822	$12,468	3%
Advertising	2,311	2,268	2%	4,335	4,200	3%
Content	2,563	2,243	14%	5,371	5,022	7%
Other	219	240	(9%)	444	474	(6%)

Total revenues	$11,555	$10,980	5%	$22,972	$22,164	4%

     The increase in Subscription revenues for the three and six months ended June 30, 2008 was primarily related to increases at the Cable and Networks segments, offset partially by a decline at the AOL segment. The increase at the Cable segment was primarily driven by the continued growth of digital video services and video price increases, partially offset by a decrease in pay-per-view event revenues, as well as growth in high-speed data and Digital Phone subscribers. The increase at the Networks segment was due primarily to higher subscription rates at both Turner and HBO and, to a lesser extent, an increase in the number of subscribers for Turner’s networks, as well as the impact of international acquisitions. The decline in Subscription revenues at the AOL segment resulted primarily from a decrease in the number of domestic AOL brand Internet access subscribers and for the six months ended June 30, 2008, also reflected the sale of AOL’s German access business in the first quarter of 2007, which resulted in a decrease of approximately $90 million for six months ended June 30, 2008.
     The increase in Advertising revenues for the three and six months ended June 30, 2008 was primarily due to growth at the Networks segment, which was driven primarily by Turner’s domestic entertainment and news networks.
     The increase in Content revenues for the three and six months ended June 30, 2008 was principally related to growth at the Filmed Entertainment segment, primarily driven by an increase in theatrical product revenues.
     Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”
     Costs of Revenues. For the three months ended June 30, 2008 and 2007, costs of revenues totaled $6.870 billion and $6.417 billion, respectively, and, as a percentage of revenues, were 59% and 58%, respectively. For the six months ended June 30, 2008 and 2007, costs of revenues totaled $13.533 billion and $12.913 billion, respectively, and, as a percentage of revenues, were 59% and 58%, respectively. The segment variations are discussed in detail in “Business Segment Results.”
     Selling, General and Administrative Expenses. For the three months ended June 30, 2008, selling, general and administrative expenses increased 3% to $2.472 billion in 2008 from $2.397 billion in 2007. For the six months ended June 30, 2008, selling, general and administrative expenses increased 3% to $4.950 billion in 2008 from $4.806 billion in 2007. The increase in selling, general and administrative expenses for the three and six months ended June 30, 2008 primarily related to increases at the Cable, Filmed Entertainment and Networks segments, partially offset by declines at the AOL and Publishing segments. The segment variations are discussed in detail in “Business Segment Results.”

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Included in costs of revenues and selling, general and administrative expenses is depreciation expense, which increased to $969 million and $1.917 billion for the three and six months ended June 30, 2008, respectively, from $928 million and $1.829 billion for the three and six months ended June 30, 2007, respectively. The increase in depreciation expense for the three and six months ended June 30, 2008 primarily related to an increase at the Cable segment, partially offset by a decline at the AOL segment. The increase at the Cable segment was primarily associated with purchases of customer premise equipment, scalable infrastructure and line extensions (each of which is primarily driven by customer demand) occurring during or subsequent to the comparable period in 2007. The decline at the AOL segment was primarily due to a reduction in network assets due to subscriber declines.
     Amortization Expense. Amortization expense increased to $194 million and $377 million for the three and six months ended June 30, 2008, respectively, from $158 million and $335 million for the three and six months ended June 30, 2007, respectively. The increase in amortization expense for the three months ended June 30, 2008 primarily related to an increase at the AOL segment due to the amortization of finite-lived intangible assets related to AOL’s recent business acquisitions. For the six months ended June 30, 2008, this increase was partially offset by a decline at the Cable segment, primarily due to the absence of amortization expense associated with customer relationships recorded in connection with the 2003 restructuring of TWE, which were fully amortized as of the end of the first quarter of 2007.
     Amounts Related to Securities Litigation. The Company recognized legal reserves as well as legal and other professional fees related to the defense of various shareholder lawsuits, totaling $4 million and $8 million for the three and six months ended June 30, 2008, respectively, and $5 million and $176 million for the three and six months ended June 30, 2007, respectively. In addition, the Company recognized related insurance recoveries of $1 million and $9 million for the three and six months ended June 30, 2007, respectively.
     Merger-related, Restructuring and Shutdown Costs. The Company incurred restructuring costs for the three and six months ended June 30, 2008 of $6 million and $148 million, respectively, primarily related to various employee terminations and other exit activities, including $4 million and $13 million, respectively, at the AOL segment for the three and six months ended June 30, 2008, $5 million and $15 million, respectively, at the Publishing segment for the three and six months ended June 30, 2008, and $7 million at the Corporate segment for the six months ended June 30, 2008. In addition, the results for the six months included net restructuring charges of $113 million, including a $3 million reversal for the three months ended June 30, 2008, at the Filmed Entertainment segment.
     The Company incurred restructuring costs for the three and six months ended June 30, 2007 of $30 million and $94 million, respectively, primarily related to various employee terminations and other exit activities, including $4 million and $27 million, respectively, at the AOL segment for the three and six months ended June 30, 2007, $3 million and $9 million, respectively, at the Cable segment for the three and six months ended June 30, 2007, $16 million at the Networks segment for the three and six months ended June 30, 2007 and $7 million and $42 million, respectively, at the Publishing segment for the three and six months ended June 30, 2007. In addition, for the three and six months ended June 30, 2007, the Cable segment also expensed $3 million and $7 million, respectively, of non-capitalizable merger-related and restructuring costs associated with the 2006 transactions with Adelphia Communications Corporation and Comcast (the “Adelphia/Comcast Transactions”) (Note 9).
     Operating Income. Operating Income increased to $1.946 billion for the three months ended June 30, 2008 from $1.936 billion for the three months ended June 30, 2007. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $67 million and $39 million of expense, net for the three months ended June 30, 2008 and 2007, respectively, Operating Income increased $38 million, primarily reflecting increases at the Networks, Cable and Filmed Entertainment segments, partially offset by declines at the AOL and Publishing segments.
     Operating Income decreased to $3.893 billion for the six months ended June 30, 2008 from $4.476 billion for the six months ended June 30, 2007. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $71 million of expense, net and $467 million of income, net for the six months ended June 30, 2008 and 2007, respectively, Operating Income decreased $45 million, primarily reflecting declines at the AOL and Filmed Entertainment segments, partially offset by increases at the Networks, Cable and Publishing segments.
     The segment variations are discussed under “Business Segment Results.”

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Interest Expense, Net. Interest expense, net, decreased to $550 million and $1.096 billion for the three and six months ended June 30, 2008, respectively, from $574 million and $1.125 billion for the three and six months ended June 30, 2007, respectively. The decrease in interest expense, net is primarily due to lower average interest rates on borrowings, partially offset by a higher average outstanding balance of borrowings and amortization of $31 million of debt issuance costs related to a portion of the upfront loan fees for the 2008 Cable Bridge Facility that were expensed at the Cable segment due to the reduction of commitments under such facility as a result of the 2008 Cable Bond Offering.
     Other Income (Loss), Net. Other income (loss), net, detail is shown in the table below (millions):

	Three Months Ended		Six Months Ended
	6/30/08	6/30/07	6/30/08	6/30/07

Investment gains (losses), net	$12	$111	$(15)	$274
Income (loss) from equity method investees	—	9	(8)	(3)
Other	(17)	(12)	(30)	(38)

Other income (loss), net	$(5)	$108	$(53)	$233

     The changes in investment gains (losses), net are discussed under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of investment gains, other income, net decreased primarily due to higher foreign exchange losses for the three months ended June 30, 2008.
     Minority Interest Expense, Net. Time Warner had $87 million and $170 million of minority interest expense, net for the three and six months ended June 30, 2008, respectively, compared to $91 million and $221 million for the three and six months ended June 30, 2007, respectively. The decrease for the three and six months ended June 30, 2008 related primarily to the minority owners’ shares of the impairment of certain non-core cable systems held for sale and the costs related to the separation of TWC, partially offset by larger profits recorded by the Cable segment during 2008. In addition, the decrease for the six months ended June 30, 2008 reflects the absence in the first quarter of 2008 of the respective minority owners’ shares of the gain on the sale of AOL’s German access business and the TKCCP Gain, both of which occurred during the first quarter of 2007.
     Income Tax Provision. Income tax expense from continuing operations was $509 million for the three months ended June 30, 2008 compared to $434 million for the three months ended June 30, 2007 and was $1.008 billion for the six months ended June 30, 2008 compared to $1.231 billion for the six months ended June 30, 2007. The Company’s effective tax rate for continuing operations was 39% for both the three and six months ended June 30, 2008 compared to 31% and 37% for the three and six months ended June 30, 2007, respectively. The increases are primarily attributable to tax attribute carryforwards recognized during the three and six months ended June 30, 2007, partially offset by nondeductible goodwill associated with the sale of AOL’s German access business during the six months ended June 30, 2007.
     Income from Continuing Operations. Income from continuing operations was $795 million for the three months ended June 30, 2008 compared to $945 million for the three months ended June 30, 2007. Basic and diluted net income per share from continuing operations were both $0.22 in 2008 compared to $0.25 for both in 2007. Basic and diluted income per common share from continuing operations for the three months ended June 30, 2008 reflect the favorable impact of repurchases of shares under the Company’s stock repurchase programs. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $55 million of expense, net and $118 million of income, net for the three months ended June 30, 2008 and 2007, respectively, income from continuing operations increased by $23 million, primarily reflecting higher Operating Income, as noted above, partially offset by lower Other income (loss), net, as noted above.
     Income from continuing operations was $1.566 billion for the six months ended June 30, 2008 compared to $2.132 billion for the six months ended June 30, 2007. Basic and diluted net income per share from continuing operations were $0.44 and $0.43, respectively, in 2008 compared to $0.56 and $0.55, respectively, in 2007. Basic and diluted income per common share from continuing operations for the six months ended June 30, 2008 reflect the favorable impact of repurchases of shares under the Company’s stock repurchase programs. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $86 million of expense, net and $443 million of income, net for the six months ended June 30, 2008 and 2007, respectively, income from continuing operations

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
decreased by $37 million, primarily reflecting lower Operating Income, as noted above, and lower Other income (loss), net, as noted above.
     Discontinued Operations, Net of Tax. The financial results for the three and six months ended June 30, 2007 included the impact of treating certain businesses sold, which included Tegic Communications, Inc., Wildseed LLC, the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts, Inc. and the Atlanta Braves baseball franchise, as discontinued operations. For additional information, see Note 2 to the accompanying consolidated financial statements.
     Net Income and Net Income Per Common Share. Net income was $792 million for the three months ended June 30, 2008 compared to $1.067 billion for the three months ended June 30, 2007. Basic and diluted net income per common share were both $0.22 in 2008 compared to $0.28 for both in 2007. Net income was $1.563 billion for the six months ended June 30, 2008 compared to $2.270 billion for the six months ended June 30, 2007. Basic and diluted net income per common share were $0.44 and $0.43, respectively, in 2008 compared to $0.60 and $0.59, respectively, in 2007. Net income per common share for the three and six months ended June 30, 2008 reflect the favorable impact of repurchases of shares under the Company’s stock repurchase programs.
Business Segment Results
     AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three and six months ended June 30, 2008 and 2007 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/08	6/30/07	% Change	6/30/08	6/30/07	% Change

Revenues:
Subscription	$491	$691	(29%)	$1,030	$1,564	(34%)
Advertising	530	522	2%	1,082	1,071	1%
Other	36	40	(10%)	73	76	(4%)

Total revenues	1,057	1,253	(16%)	2,185	2,711	(19%)
Costs of revenues(a)	(530)	(539)	(2%)	(1,074)	(1,160)	(7%)
Selling, general and administrative(a)	(173)	(225)	(23%)	(343)	(497)	(31%)
Gain (loss) on disposal of consolidated businesses	—	(1)	(100%)	—	669	(100%)
Asset impairments	—	—	—	—	(1)	(100%)
Restructuring costs	(4)	(4)	—	(13)	(27)	(52%)

Operating Income before Depreciation and Amortization	350	484	(28%)	755	1,695	(55%)
Depreciation	(79)	(104)	(24%)	(162)	(209)	(22%)
Amortization	(41)	(20)	105%	(79)	(42)	88%

Operating Income	$230	$360	(36%)	$514	$1,444	(64%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The decline in Subscription revenues for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 was primarily due to a decrease in the number of domestic AOL brand Internet access subscribers. In addition, the decline for the six months ended June 30, 2008 was also due to the sale of AOL’s German access business in the first quarter of 2007, which resulted in a decrease of approximately $90 million for the six months ended June 30, 2008.
     The number of domestic AOL brand Internet access subscribers was 8.1 million, 8.7 million and 10.9 million as of June 30, 2008, March 31, 2008 and June 30, 2007, respectively. The average revenue per domestic AOL brand subscriber (“ARPU”) was $17.99 and $18.59 for the three months ended June 30, 2008 and 2007, respectively, and $18.14 and $18.78 for the six months ended June 30, 2008 and 2007, respectively. AOL includes in its subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service. Subscribers to the AOL brand Internet access service include subscribers

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
participating in introductory free-trial periods and subscribers that are not paying any, or paying reduced, monthly fees through member service and retention programs. Total domestic AOL brand Internet access subscribers include free-trial and retention members of 1% as of June 30, 2008, 2% as of March 31, 2008 and 3% as of June 30, 2007. Individuals who have registered for the free AOL service, including subscribers who have migrated from paid subscription plans, are not included in the AOL brand Internet access subscriber numbers presented above.
     The continued decline in domestic subscribers is the result of a number of factors, including the effects of AOL’s strategy, which has resulted in the migration of subscribers to the free AOL service offering, declining registrations for the paid service in response to AOL’s significantly reduced marketing and competition from broadband access providers. The decrease in ARPU for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 was due primarily to a shift in the subscriber mix to lower-priced subscriber price plans and a decrease in premium services revenues, partially offset by an increase in the percentage of revenue-generating customers.
     Advertising services include display advertising (which includes certain types of impression-based and performance-driven advertising) and paid-search advertising, both domestically and internationally, which are provided on both the AOL Network and the Third Party Network. Total Advertising revenues improved slightly for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 due to increased Advertising revenues generated on the Third Party Network, partially offset by a decrease in Advertising revenues generated on the AOL Network, as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/08	6/30/07	% Change	6/30/08	6/30/07	% Change

AOL Network:
Display	$191	$221	(14%)	$382	$453	(16%)
Paid-search	172	156	10%	345	323	7%

Total AOL Network	363	377	(4%)	727	776	(6%)

Third Party Network	167	145	15%	355	295	20%

Total Advertising revenues	$530	$522	2%	$1,082	$1,071	1%

     The decrease in display Advertising revenues generated on the AOL Network for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 was primarily due to the challenges of integrating recently acquired businesses (including certain sales execution issues), shifts in the mix of inventory sold to lower-priced inventory, lower revenues from certain advertiser categories and pricing declines, as well as the discontinuation of certain advertising programs, partially offset by revenues attributable to recent business acquisitions. In addition, for the six months ended June 30, 2007, display Advertising revenues generated on the AOL Network included a $19 million benefit recognized in the first quarter of 2007 related to a change in an accounting estimate resulting from more timely system data. For the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, the increase in paid-search Advertising revenues on the AOL Network, which are generated primarily through AOL’s strategic relationship with Google, was attributable primarily to broader distribution through the AOL Network and higher revenues per search query on certain AOL Network properties.
     The increase in Advertising revenues on the Third Party Network for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 was primarily due to revenues of $40 million and $81 million attributable to recent business acquisitions for the three and six months ended June 30, 2008, respectively, and continued advertising growth of $25 million and $61 million for the three and six months ended June 30, 2008, respectively, partially offset by a decrease of $43 million and $82 million for the three and six months ended June 30, 2008, respectively, due to the change in the relationship with a major customer of Platform-A Inc. Since January 1, 2008, this customer has been under no obligation to continue to do business with Platform-A Inc., and revenues associated with this relationship were $5 million and $22 million for the three and six months ended June 30, 2008, respectively, compared to $48 million and $104 million for the three and six months ended June 30, 2007, respectively. The Company anticipates that revenues from this customer will continue to decline for the remainder of the year compared to the similar period in 2007.
     Total Advertising revenues for the three months ended June 30, 2008 decreased $22 million from the three months

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
ended March 31, 2008, primarily due to a decrease in sales of advertising run on the Third Party Network as a result of the change in the relationship with a major customer of Platform-A Inc., as well as lower revenues from certain advertiser categories and, to a lesser extent, declines due to seasonality.
     The Company expects Advertising revenues at the AOL segment to increase during the remainder of 2008 compared to the similar period in 2007 due to expected increases on both the AOL Network, primarily paid-search, and the Third Party Network, including the impact of the Company’s recent business acquisitions, partially offset by expected declines associated with the end of commitments from a major customer of Platform-A Inc., as discussed above.
     For the three and six months ended June 30, 2008, costs of revenues decreased 2% and 7%, respectively, and as a percentage of revenues were 50% and 49%, respectively, compared to 43% for both the three and six months ended June 30, 2007. For the three and six months ended June 30, 2008, approximately $10 million and $70 million, respectively, of the decrease in costs of revenues were attributable to the sales of AOL’s European access businesses. Excluding amounts attributable to the sales of AOL’s European access businesses, for the three months ended June 30, 2008, costs of revenues were essentially flat and for the six months ended June 30, 2008, costs of revenues declined due primarily to lower network-related expenses and lower royalties and customer service expenses, primarily associated with the closures and sales of certain customer support call centers, partially offset by an increase in TAC. TAC consists of the costs of acquiring third-party online advertising inventory and costs incurred in connection with distributing AOL’s free products or services or otherwise directing traffic to the AOL Network. TAC increased 37% to $179 million for the three months ended June 30, 2008 from $131 million for the three months ended June 30, 2007 and increased 37% to $370 million for the six months ended June 30, 2008 from $270 million for the six months ended June 30, 2007, due primarily to a new product distribution agreement and costs associated with growth in the Third Party Network’s Advertising revenues. The Company expects TAC to continue to increase during the remainder of 2008 as compared to the similar period in 2007.
     Selling, general and administrative expenses decreased 23% to $173 million and 31% to $343 million for the three and six months ended June 30, 2008, respectively. For the six months ended June 30, 2008, approximately $30 million of the decrease was attributable to the sales of AOL’s European access businesses. For the three and six months ended June 30, 2008, the remaining decrease in selling, general and administrative expenses reflects a significant reduction in direct marketing costs of approximately $25 million and $65 million, respectively, primarily due to reduced subscriber acquisition marketing as part of AOL’s strategy, and other cost savings, primarily related to involuntary employee terminations. In addition, selling, general and administrative expenses for the three and six months ended June 30, 2008 included $9 million and $16 million, respectively, of external costs related to the separation of AOL’s Access Services and Global Web Services businesses.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and six months ended June 30, 2007 included a net $1 million reduction to the gains on the sales of AOL’s German and U.K. access businesses, and for the six months ended June 30, 2007, included a gain of approximately $670 million on the sale of AOL’s German access business. In addition, the results for three and the six months ended June 30, 2008 included net restructuring charges of $4 million and $13 million, respectively, and for the three and six months ended June 30, 2007 included net restructuring charges of $4 million and $27 million, respectively, primarily related to involuntary employee terminations and facility closures.
     For the three and six months ended June 30, 2008, Operating Income before Depreciation and Amortization decreased compared to the three and six months ended June 30, 2007, due to a decline in Subscription revenues, partially offset by lower costs of revenues and selling, general and administrative expenses. In addition, for the six months ended June 30, 2008, the decrease in Operating Income before Depreciation and Amortization was due to the absence of the gain on the sale of AOL’s German access business, which occurred in the first quarter of 2007. The decreases in Operating Income for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 were due primarily to the decreases in Operating Income before Depreciation and Amortization, as discussed above, as well as an increase in amortization expense due to the amortization of finite-lived intangible assets related to AOL’s recent business acquisitions, partially offset by a decrease in depreciation expense as a result of a reduction in network assets due to subscriber declines.
     In connection with AOL’s strategy, including its reduction of subscriber acquisition efforts, AOL expects to experience a continued decline in its subscribers and related Subscription revenues. Accordingly, during the remainder of 2008, AOL

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
expects to continue to reduce costs of revenues, including dial-up network and customer service expenses, and selling, general and administrative expenses.
     Cable. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the three and six months ended June 30, 2008 and 2007 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/08	6/30/07	% Change	6/30/08	6/30/07	% Change

Revenues:
Subscription	$4,065	$3,788	7%	$8,028	$7,450	8%
Advertising	233	226	3%	430	415	4%

Total revenues	4,298	4,014	7%	8,458	7,865	8%
Costs of revenues(a)	(2,018)	(1,872)	8%	(4,025)	(3,755)	7%
Selling, general and administrative(a)	(710)	(692)	3%	(1,461)	(1,343)	9%
Asset impairment	(45)	—	NM	(45)	—	NM
Merger-related and restructuring costs	—	(6)	(100%)	—	(16)	(100%)

Operating Income before Depreciation and Amortization	1,525	1,444	6%	2,927	2,751	6%
Depreciation	(722)	(669)	8%	(1,423)	(1,318)	8%
Amortization	(65)	(64)	2%	(130)	(143)	(9%)

Operating Income	$738	$711	4%	$1,374	$1,290	7%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Revenues, including the components of Subscription revenues, are as follows for the three and six months ended June 30, 2008 and 2007 (millions):

	Three Months Ended			Six Months Ended
	6/30/08	6/30/07	% Change	6/30/08	6/30/07	% Change

Subscription revenues:
Video	$2,636	$2,579	2%	$5,239	$5,083	3%
High-speed data	1,032	924	12%	2,026	1,818	11%
Voice(a)	397	285	39%	763	549	39%

Total Subscription revenues	4,065	3,788	7%	8,028	7,450	8%
Advertising revenues	233	226	3%	430	415	4%

Total revenues	$4,298	$4,014	7%	$8,458	$7,865	8%

(a)	For the three and six months ended June 30, 2007, voice revenues include $11 million and $25 million, respectively, of revenues associated with subscribers who received traditional, circuit-switched telephone service.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Selected subscriber-related statistics as of June 30, 2008 and 2007 are as follows (thousands):

	As of June 30,
	2008	2007	% Change

Basic video(a)	13,297	13,391	(1%)
Digital video(b)	8,483	7,732	10%
Residential high-speed data(c)	8,125	7,188	13%
Commercial high-speed data(c)	287	263	9%
Residential Digital Phone(d)	3,421	2,334	47%
Commercial Digital Phone(d)	16	1	NM
Revenue generating units(e)	33,629	30,983	9%
Customer relationships(f)	14,737	14,677	—

(a)	Basic video subscriber numbers reflect billable subscribers who receive at least basic video service.
(b)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service via digital transmissions.
(c)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(d)	Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service. Residential Digital Phone subscriber numbers as of June 30, 2007 exclude 74,000 subscribers who received traditional, circuit-switched telephone service. During the first half of 2008, TWC completed the process of discontinuing the provision of circuit-switched telephone service in accordance with regulatory requirements. As a result, during 2008, Digital Phone has been the only voice service offered by TWC.
(e)	Revenue generating units represent the total of all basic video, digital video, high-speed data and voice (including circuit-switched telephone service, as applicable) subscribers.
(f)	Customer relationships represent the number of subscribers who receive at least one level of service, encompassing video, high-speed data and voice services, without regard to the number of services purchased. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.
     For the three and six months ended June 30, 2008, Subscription revenues increased, primarily driven by the continued growth of digital video services and video price increases, partially offset by a decrease in pay-per-view event revenues, as well as growth in high-speed data and Digital Phone subscribers. Digital video revenues, which include revenues from digital tiers, digital pay channels, pay-per-view, video-on-demand, subscription-video-on-demand and digital video recorder services, represented 24% of video revenues for both the three months ended June 30, 2008 and 2007, and 24% and 23% of video revenues for the six months ended June 30, 2008 and 2007, respectively. Strong growth rates for Subscription revenues associated with high-speed data and voice services are expected to continue during the remainder of 2008.

	Three Months Ended			Six Months Ended
	6/30/08	6/30/07	% Change	6/30/08	6/30/07	% Change
	(millions)			(millions)
Costs of revenues:
Video programming	$939	$882	6%	$1,868	$1,762	6%
Employee	571	531	8%	1,155	1,078	7%
High-speed data	37	39	(5%)	77	83	(7%)
Voice	134	111	21%	262	223	17%
Franchise fees	116	111	5%	228	220	4%
Other direct operating costs	221	198	12%	435	389	12%

Total costs of revenues	$2,018	$1,872	8%	$4,025	$3,755	7%

     For the three and six months ended June 30, 2008, costs of revenues increased 8% and 7%, respectively, and, as a percentage of revenues, were 47% for both the three months ended June 30, 2008 and 2007 and 48% for both the six months ended June 30, 2008 and 2007. Video programming costs increased for the three and six months ended June 30, 2008 primarily due to contractual rate increases and an increase in the percentage of basic video subscribers who also subscribe to expanded tiers of video services. Employee costs increased for the three and six months ended June 30, 2008 primarily due to higher headcount resulting from the continued growth of digital video, high-speed data and Digital Phone services, as well as salary increases. Voice costs increased for the three and six months ended June 30, 2008 primarily due to growth in Digital Phone subscribers, partially offset by a decline in per-subscriber connectivity costs. Other direct operating costs increased for the three and six months ended June 30, 2008 primarily due to increases in certain other costs associated with the continued growth of digital video, high-speed data and Digital Phone services.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The increase in selling, general and administrative expenses for the three and six months ended June 30, 2008 was attributable to higher marketing costs resulting from intensified marketing efforts, as well as, for the six months ended June 30, 2008, higher employee costs. Employee costs for the three and six months ended June 30, 2008 were impacted by headcount and salary increases. For the three months ended June 30, 2008, higher employee costs were offset by lower equity-based compensation expense, reflecting mainly the timing of 2008 grants, which were made during the first quarter as compared to 2007 grants, which were made in the second quarter.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and six months ended June 30, 2008 included a $45 million noncash impairment of certain non-core cable systems held for sale. In addition, the Cable segment expensed non-capitalizable merger-related and restructuring costs associated with the Adelphia/Comcast Transactions of $3 million and $7 million for the three and six months ended June 30, 2007, respectively. The results for the three and six months ended June 30, 2007 also included other restructuring costs of $3 million and $9 million, respectively.
     Operating Income before Depreciation and Amortization increased for the three and six months ended June 30, 2008 principally as a result of revenue growth (particularly in high margin high-speed data revenues), partially offset by higher costs of revenues and selling, general and administrative expenses, as well as the impairment of certain non-core cable systems held for sale, as discussed above.
     Operating Income increased for the three and six months ended June 30, 2008 primarily due to the increases in Operating Income before Depreciation and Amortization discussed above, partially offset by an increase in depreciation expense. In addition, for the six months ended June 30, 2008, the decrease in amortization expense contributed to the increase in Operating Income. For the three and six months ended June 30, 2008, the increase in depreciation expense was primarily associated with purchases of customer premise equipment, scalable infrastructure and line extensions (each of which is primarily driven by customer demand) occurring during or subsequent to the comparable period in 2007. For the six months ended June 30, 2008, the decrease in amortization expense was primarily due to the absence of amortization expense associated with customer relationships recorded in connection with the 2003 restructuring of TWE, which were fully amortized as of the end of the first quarter of 2007.
     Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the three and six months ended June 30, 2008 and 2007 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/08	6/30/07	% Change	6/30/08	6/30/07	% Change

Revenues:
Subscription	$10	$7	43%	$20	$14	43%
Advertising	22	13	69%	37	18	106%
Content	2,484	2,179	14%	5,237	4,842	8%
Other	48	54	(11%)	110	122	(10%)

Total revenues	2,564	2,253	14%	5,404	4,996	8%
Costs of revenues(a)	(1,901)	(1,709)	11%	(3,876)	(3,717)	4%
Selling, general and administrative(a)	(470)	(370)	27%	(939)	(773)	21%
Restructuring costs	3	—	NM	(113)	—	NM

Operating Income before Depreciation and Amortization	196	174	13%	476	506	(6%)
Depreciation	(43)	(40)	8%	(84)	(75)	12%
Amortization	(59)	(53)	11%	(115)	(107)	7%

Operating Income	$94	$81	16%	$277	$324	(15%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Content revenues primarily include theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three and six months ended June 30, 2008 and 2007 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/08	6/30/07	% Change	6/30/08	6/30/07	% Change

Theatrical product:
Theatrical film	$286	$339	(16%)	$795	$795	—
Home video and electronic delivery	766	595	29%	1,576	1,356	16%
Television licensing	421	341	23%	821	733	12%
Consumer products and other	47	32	47%	82	67	22%

Total theatrical product	1,520	1,307	16%	3,274	2,951	11%

Television product:
Television licensing	540	579	(7%)	1,211	1,327	(9%)
Home video and electronic delivery	190	171	11%	350	311	13%
Consumer products and other	47	57	(18%)	106	112	(5%)

Total television product	777	807	(4%)	1,667	1,750	(5%)

Other	187	65	188%	296	141	110%

Total Content revenues	$2,484	$2,179	14%	$5,237	$4,842	8%

     The decline in theatrical film revenues for the three months ended June 30, 2008 was due primarily to difficult comparisons to the prior year period, which included revenues from 300 and Ocean’s 13. Revenues for the three months ended June 30, 2008 included Sex and the City, Get Smart and Speed Racer. For the six months ended June 30, 2008, the decline for the three months ended June 30, 2008 was offset, primarily due to the success of key releases in the first quarter of 2008, which included revenues from 10,000 B.C. and Fool’s Gold, as well as carryover from I Am Legend and The Bucket List. Revenues in the first quarter of 2007 included the releases of 300 and Music & Lyrics, as well as carryover revenues from Blood Diamond and Happy Feet. Theatrical product revenues from home video and electronic delivery increased for the three and six months ended June 30, 2008 primarily due to a greater number of significant titles in 2008, including I Am Legend, The Bucket List, 10,000 B.C. and Fool’s Gold, compared to 2007, which included Happy Feet and The Departed. Theatrical product revenues from television licensing increased for the three and six months ended June 30, 2008 due primarily to the timing and quantity of availabilities.
     The decrease in television product licensing fees for the three and six months ended June 30, 2008 was primarily due to the impact of the WGA strike, partially offset by off-network license fees from Seinfeld. The increase in television product revenues from home video and electronic delivery for the three and six months ended June 30, 2008 primarily reflected the timing of releases, including the release of additional seasons of Two and a Half Men.
     The increase in other Content revenues for the three and six months ended June 30, 2008 was due primarily to the impact of the acquisition of TT Games Limited in the fourth quarter of 2007, including revenues from the second-quarter 2008 release of LEGO Indiana Jones, as well as the expansion of the distribution of interactive video games.
     The increase in costs of revenues for the three and six months ended June 30, 2008 resulted primarily from higher film costs ($1.074 billion and $2.226 billion for the three and six months ended June 30, 2008, respectively, compared to $943 million and $2.086 billion for the three and six months ended June 30, 2007, respectively), partially offset for the six months ended June 30, 2008 by lower theatrical advertising and print costs due to the timing, quantity and mix of films released. Included in film costs are net pre-release theatrical film valuation adjustments, which decreased to $9 million for the three months ended June 30, 2008 from $51 million for the three months ended June 30, 2007 and decreased to $18 million for the six months ended June 30, 2008 from $104 million for the six months ended June 30, 2007. In addition, during the six months ended June 30, 2008, the Company recognized approximately $40 million in participation expense, which reflects a reduction of approximately $10 million in the second quarter of 2008, related to current claims on films released in prior periods. Costs of revenues as a percentage of revenues decreased to 74% for the three months ended June 30, 2008 from 76% for the three months ended June 30, 2007, and to 72% for the six months ended June 30, 2008 from 74% for the six months ended June 30, 2007, reflecting the quantity and mix of products released.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The increase in selling, general and administrative expenses for the three and six months ended June 30, 2008 was primarily the result of higher employee costs and higher distribution costs attributable to the increase in revenues.
     The results for the six months ended June 30, 2008 included net restructuring charges of $113 million, including a $3 million reversal for the three months ended June 30, 2008, related to involuntary employee terminations in connection with the operational reorganization of the New Line business. The Company expects to incur incremental restructuring charges ranging from $20 million to $30 million during the remainder of 2008.
     Operating Income before Depreciation and Amortization and Operating Income increased for the three months ended June 30, 2008 primarily due to an increase in revenues, partially offset by an increase in costs of revenues and selling, general and administrative expenses. Operating Income before Depreciation and Amortization and Operating Income for the six months ended June 30, 2008 decreased primarily due to the increase in restructuring charges and an increase in selling, general and administrative expenses, partially offset by an increase in revenues.
     Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three and six months ended June 30, 2008 and 2007 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/08	6/30/07	% Change	6/30/08	6/30/07	% Change

Revenues:
Subscription	$1,719	$1,561	10%	$3,414	$3,106	10%
Advertising	906	817	11%	1,645	1,472	12%
Content	189	212	(11%)	402	412	(2%)
Other	12	11	9%	24	21	14%

Total revenues	2,826	2,601	9%	5,485	5,011	9%
Costs of revenues(a)	(1,459)	(1,373)	6%	(2,716)	(2,440)	11%
Selling, general and administrative(a)	(507)	(466)	9%	(951)	(872)	9%
Asset impairments	(18)	(34)	(47%)	(18)	(34)	(47%)
Restructuring costs	—	(16)	(100%)	—	(16)	(100%)

Operating Income before Depreciation and Amortization	842	712	18%	1,800	1,649	9%
Depreciation	(81)	(73)	11%	(159)	(147)	8%
Amortization	(12)	(5)	140%	(18)	(8)	125%

Operating Income	$749	$634	18%	$1,623	$1,494	9%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The increase in Subscription revenues for the three and six months ended June 30, 2008 was due primarily to higher subscription rates at both Turner and HBO and, to a lesser extent, an increase in the number of subscribers for Turner’s networks, as well as the impact of international acquisitions.
     The increase in Advertising revenues for the three and six months ended June 30, 2008 was driven primarily by Turner’s domestic entertainment and news networks, reflecting mainly audience growth, higher CPMs (advertising rates per thousand viewers) and an increase in advertising units sold.
     For the three and six months ended June 30, 2008, costs of revenues increased due primarily to increases in programming costs, as well as election-related newsgathering costs. For the three months ended June 30, 2008, programming costs increased 8% to $1.109 billion from $1.028 billion for the three months ended June 30, 2007 and for the six months ended June 30, 2008, programming costs increased 14% to $2.016 billion from $1.768 billion for the six months ended June 30, 2007. The increase in programming costs for the three and six months ended June 30, 2008 was due primarily to an increase in sports programming costs at Turner, particularly related to NBA programming, higher original programming costs at both HBO and Turner, as well as programming costs associated with international acquisitions. Programming costs for the six months ended June 30, 2008 also included a $21 million impairment related to HBO’s decision to not proceed with an original series. Costs of revenues as a percentage of revenues were 52% and 50% for the three and six months ended June 30, 2008 compared to 53% and 49% for the three and six months ended June 30, 2007.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The increase in selling, general and administrative expenses for the three and six months ended June 30, 2008 reflected, in part, higher costs related to international expansion.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and six months ended June 30, 2008 included an $18 million noncash impairment of GameTap as a result of Turner’s decision to sell its on-line video game business and the three and six months ended June 30, 2007 included a $34 million noncash impairment of the Court TV tradename as a result of rebranding the network’s name to truTV, effective January 1, 2008. The results for the three and six months ended June 30, 2007 also included $16 million of restructuring charges and severance related to senior management changes at HBO.
     Operating Income before Depreciation and Amortization and Operating Income increased for the three and six months ended June 30, 2008 primarily due to an increase in revenues and reductions in restructuring costs and asset impairments, as discussed above, partially offset by increases in costs of revenues and selling, general and administrative expenses.
     Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three and six months ended June 30, 2008 and 2007 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/08	6/30/07	% Change	6/30/08	6/30/07	% Change

Revenues:
Subscription	$387	$383	1%	$752	$739	2%
Advertising	648	714	(9%)	1,198	1,268	(6%)
Content	12	13	(8%)	24	26	(8%)
Other	129	143	(10%)	247	268	(8%)

Total revenues	1,176	1,253	(6%)	2,221	2,301	(3%)
Costs of revenues(a)	(457)	(475)	(4%)	(881)	(911)	(3%)
Selling, general and administrative(a)	(445)	(469)	(5%)	(911)	(962)	(5%)
Restructuring costs	(5)	(7)	(29%)	(15)	(42)	(64%)

Operating Income before Depreciation and Amortization	269	302	(11%)	414	386	7%
Depreciation	(34)	(30)	13%	(68)	(57)	19%
Amortization	(17)	(16)	6%	(35)	(35)	—

Operating Income	$218	$256	(15%)	$311	$294	6%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     For the three and six months ended June 30, 2008, Subscription revenues increased primarily as a result of higher newsstand sales for certain domestic magazine titles and at IPC, partially offset by the impact of the sale of four non-strategic magazine titles in the third quarter of 2007 (the “2007 magazine sales”).
     For the three and six months ended June 30, 2008, Advertising revenues decreased due primarily to declines in domestic print Advertising revenues and declines in custom publishing revenues, as well as the impact of the 2007 closures of LIFE and Business 2.0 magazines and the impact of the 2007 magazine sales, partly offset by growth in online revenues, led by contributions from People.com, Time.com and CNNMoney.com.
     For the three and six months ended June 30, 2008, Other revenues decreased due primarily to decreases at Synapse and Southern Living at Home.
     Costs of revenues decreased 4% for the three months ended June 30, 2008 and, as a percentage of revenues, were 39% and 38% for the three months ended June 30, 2008 and 2007, respectively. Costs of revenues decreased 3% for the six months ended June 30, 2008 and, as a percentage of revenues, were 40% for both the six months ended June 30, 2008 and 2007. Costs of revenues for the magazine publishing business include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased 2% to $407 million for the three months ended June 30, 2008 and decreased 2% to $780 million for the six months ended June 30, 2008, primarily due to cost savings related to the impact of

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
the magazine closures in 2007 and the 2007 magazine sales, partially offset by higher paper prices, which are expected to continue for the remainder of 2008. These decreases at the magazine publishing business, as well as a decrease in costs associated with lower volumes at the non-magazine businesses, were offset by increased costs associated with investments in digital properties, including incremental editorial costs.
     Selling, general and administrative expenses decreased for the three and six months ended June 30, 2008 primarily due to cost savings initiatives and the impact of magazine closures in 2007 and the 2007 magazine sales, partially offset by costs associated with investments in digital properties.
     The results for the three and six months ended June 30, 2008 included $5 million and $15 million, respectively, of restructuring costs, primarily severance associated with continuing efforts to streamline operations. The results for the three and six months ended June 30, 2007 included $7 million and $42 million, respectively, of restructuring costs, primarily severance associated with efforts to streamline operations and costs related to the shutdown of LIFE magazine in the first quarter of 2007.
     Operating Income before Depreciation and Amortization decreased for the three months ended June 30, 2008 due primarily to a decline in revenues, partially offset by decreases in costs of revenues and selling, general and administrative expenses. Operating Income decreased for the three months ended June 30, 2008 due primarily to the decline in Operating Income before Depreciation and Amortization discussed above, as well as an increase in depreciation expense due primarily to the completion of construction on IPC’s new U.K. headquarters during the second quarter of 2007. Operating Income before Depreciation and Amortization increased for the six months ended June 30, 2008 due primarily to decreases in costs of revenues and selling, general and administrative expenses as well as a decline in restructuring charges, partially offset by a decline in revenues. Operating Income increased for the six months ended June 30, 2008 due primarily to the increase in Operating Income before Depreciation and Amortization described above, partially offset by an increase in depreciation expense due primarily to the completion of construction on IPC’s new U.K. headquarters during the second quarter of 2007.
     The Company anticipates that both Operating Income before Depreciation and Amortization and Operating Income at the Publishing segment will decline for the remainder of 2008 compared to the similar period in the prior year, primarily due to expected declines in both domestic print Advertising revenues and Other revenues as well as paper price increases.
     Corporate. Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the three and six months ended June 30, 2008 and 2007 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/08	6/30/07	% Change	6/30/08	6/30/07	% Change

Amounts related to securities litigation and government investigations	$(4)	$(4)	—	$(8)	$(167)	(95%)
Selling, general and administrative(a)	(77)	(89)	(13%)	(169)	(194)	(13%)
Restructuring costs	—	—	—	(7)	—	NM

Operating Loss before Depreciation and Amortization	(81)	(93)	(13%)	(184)	(361)	(49%)
Depreciation	(10)	(12)	(17%)	(21)	(23)	(9%)

Operating Loss	$(91)	$(105)	(13%)	$(205)	$(384)	(47%)

(a)	Selling, general and administrative expenses exclude depreciation.
     As previously noted, the Company recognized legal reserves as well as legal and other professional fees related to the defense of various shareholder lawsuits, totaling $4 million and $8 million for the three and six months ended June 30, 2008, respectively, and $5 million and $176 million for the three and six months ended June 30, 2007, respectively. In addition, the Company recognized related insurance recoveries of $1 million and $9 million for the three and six months ended June 30, 2007, respectively. Although legal fees are expected to continue to be incurred in future periods, primarily related to ongoing proceedings with respect to certain former employees of the Company, they are not anticipated to be material.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The results for the six months ended June 30, 2008 included $7 million of restructuring costs, due primarily to involuntary employee terminations as a result of the Company’s cost savings initiatives at the Corporate segment. The Company anticipates that these initiatives will result in annual savings of more than $50 million.
     Excluding the items noted above, for the three and six months ended June 30, 2008, Operating Loss before Depreciation and Amortization and Operating Loss decreased due primarily to lower corporate costs, related primarily to the cost savings initiatives.
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to Time Warner should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments and the remainder of its $5 billion common stock repurchase program. Time Warner’s sources of cash include cash provided by operations, cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper programs and access to capital markets. Time Warner’s unused committed capacity at June 30, 2008 (not including amounts at TWC) was $4.516 billion, including $1.336 billion of cash and equivalents. At the same date, TWC’s unused committed capacity was $13.641 billion, including $3.849 billion of cash and equivalents and $4.040 billion under the 2008 Cable Bridge Facility, under which TWC may not borrow any amounts unless and until the Special Dividend is declared in connection with the TWC Separation Transactions. TWC expects to use $10.855 billion of its total unused committed capacity to finance the Special Dividend, $9.25 billion of which Time Warner expects to receive.
Current Financial Condition
     At June 30, 2008, Time Warner had $39.735 billion of debt, $5.185 billion of cash and equivalents (net debt of $34.550 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable preferred membership units at a subsidiary and $59.374 billion of shareholders’ equity, compared to $37.130 billion of debt, $1.516 billion of cash and equivalents (net debt of $35.614 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable preferred membership units at a subsidiary and $58.536 billion of shareholders’ equity at December 31, 2007.
     The following table shows the significant items contributing to the decrease in net debt from December 31, 2007 to June 30, 2008 (millions):

Balance at December 31, 2007	$35,614
Cash provided by operations	(4,932)
Proceeds from exercise of stock options	(73)
Capital expenditures and product development costs	2,049
Dividends paid to common stockholders	450
Repurchases of common stock	332
Investments and acquisitions, net(a)	1,250
Proceeds from the sale of investments(a)	(245)
All other, net	105

Balance at June 30, 2008(b)(c)	$34,550

(a)	Refer to the “Investing Activities” section for further detail.
(b)	Included in the net debt balance is $172 million that represents the net unamortized fair value adjustment recognized as a result of the merger of AOL and Historic TW Inc.
(c)	Net debt at June 30, 2008 includes $21.936 billion at Time Warner and $12.614 billion at TWC.
     Time Warner has a shelf registration statement on file with the Securities and Exchange Commission (the “SEC”) that allows it to offer and sell from time to time debt securities, preferred stock, common stock and/or warrants to purchase debt and equity securities. As discussed below, TWC also has a shelf registration statement on file with the SEC that allows it to offer and sell from time to time senior and subordinated debt securities and debt warrants.
     As discussed in “Recent Developments,” as part of the TWC Separation Transactions, TWC will declare and pay the Special Dividend of $10.855 billion ($10.27 per share of TWC Common Stock) to be distributed pro rata to all holders of TWC Class A Common Stock and TWC Class B Common Stock, resulting in the receipt by Time Warner of approximately

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
$9.25 billion from the dividend immediately prior to the Distribution.
     As noted under “Recent Developments,” TWC is a participant in the Sprint/Clearwire Joint Venture, which is expected to close by the end of the first half of 2009. TWC’s share of such investment is expected to be approximately $550 million, which it expects to fund with cash on hand at TWC, borrowings under the Cable Revolving Facility, TWC’s commercial paper program or a combination thereof.
     On July 26, 2007, Time Warner’s Board of Directors authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through August 5, 2008, the Company has repurchased approximately 154 million shares of common stock for approximately $2.8 billion, which included approximately 19 million shares of common stock purchased for approximately $299 million in the first six months of 2008, pursuant to trading programs under Rule 10b5-1 of the Exchange Act (Note 6).
     On January 8, 2008, the Company entered into an agreement for a $2.0 billion three-year unsecured term loan facility with a maturity date of January 8, 2011. Substantially all of the borrowings under the facility, which was fully drawn on January 8, 2008, were used to repay existing short-term borrowings (Note 5).
     Time Warner’s 7.48% notes due January 15, 2008 (aggregate principal amount of $166 million) matured and were retired on January 15, 2008. On September 1, 2008, TWE’s 7.25% notes due September 1, 2008 (aggregate principal amount of $600 million) will mature.
Cash Flows
     Cash and equivalents increased by $3.669 billion and decreased by $659 million for the six months ended June 30, 2008 and 2007, respectively. Components of these changes are discussed below in more detail.
Operating Activities
     Details of cash provided by operations are as follows (millions):

	Six Months Ended
	6/30/08	6/30/07

Operating Income	$3,893	$4,476
Depreciation and amortization	2,294	2,164
Amounts related to securities litigation and government investigations:
Net expenses	8	167
Cash payments, net of recoveries	(8)	(910)
Gain on disposal of assets, net	—	(669)
Noncash asset impairments	63	35
Net interest payments(a)	(1,055)	(1,091)
Net income taxes paid(b)	(331)	(327)
Noncash equity-based compensation	169	173
Net cash flows from discontinued operations(c)	(12)	55
Domestic pension plan contributions	(210)	(10)
Merger-related and restructuring payments, net of accruals(d)	46	(83)
All other, net, including working capital changes	75	(861)

Cash provided by operations	$4,932	$3,119

(a)	Includes interest income received of $58 million and $44 million in 2008 and 2007, respectively.
(b)	Includes income tax refunds received of $105 million and $65 million in 2008 and 2007, respectively.
(c)	Reflects net income (loss) from discontinued operations of $(3) million and $138 million in 2008 and 2007, respectively, net of noncash gains and expenses and working capital-related adjustments of $9 million and $83 million in 2008 and 2007, respectively.
(d)	Includes payments for merger-related and restructuring costs and payments for certain other merger-related liabilities, net of accruals.
     Cash provided by operations increased to $4.932 billion in 2008 from $3.119 billion in 2007. The increase in cash provided by operations was related primarily to cash provided by working capital and a decrease in payments made in

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
connection with the settlements in the securities litigation and the government investigations, partially offset by an increase in domestic pension plan contributions. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The change in working capital between periods primarily reflects higher cash collections on receivables and the timing of payments for programming production spending, accounts payable and accrued liabilities. As the majority of the Company’s U.S. federal tax attribute carryforwards were utilized as of December 31, 2007, the Company expects a significant increase in U.S. federal income tax payments during 2008, including $223 million paid during the first half of the year. Partially offsetting this increase are the benefits from the Economic Stimulus Act of 2008, which provides for a special 50% depreciation deduction in 2008 for certain qualifying property. Additionally, the Company has made $200 million of discretionary cash contributions to certain domestic funded defined benefit plans for the six months ended June 30, 2008 and, subject to market conditions and other considerations, anticipates making additional discretionary cash contributions of at least $50 million during the remainder of the year.
Investing Activities
     Details of cash used by investing activities are as follows (millions):

	Six Months Ended
	6/30/08	6/30/07

Investments in available-for-sale securities	$(14)	$(89)
Investments and acquisitions, net of cash acquired:
Bebo	(849)	—
buy.at	(125)	—
Third Screen Media	—	(104)
All other	(262)	(208)
Investment activities of discontinued operations	—	(26)
Capital expenditures and product development costs	(2,049)	(1,987)
Proceeds from the sale of available-for-sale securities	14	23
Proceeds from the sale of AOL’s German access business	—	850
Proceeds from the sale of the Parenting Group and most of the Time4 Media magazine titles	—	220
Proceeds from the sale of the Company’s 50% interest in Bookspan	—	145
All other investment and asset sale proceeds	231	205

Cash used by investing activities	$(3,054)	$(971)

     Cash used by investing activities increased to $3.054 billion in 2008 from $971 million in 2007. The change in cash used by investing activities primarily reflected the decrease in proceeds from the sales of assets and an increase in investment and acquisition expenditures.
Financing Activities
     Details of cash provided (used) by financing activities are as follows (millions):

	Six Months Ended
	6/30/08	6/30/07

Borrowings	$24,599	$9,542
Debt repayments	(21,982)	(8,614)
Proceeds from exercise of stock options	73	420
Excess tax benefit on stock options	3	58
Principal payments on capital leases	(20)	(32)
Repurchases of common stock	(332)	(3,668)
Dividends paid	(450)	(417)
Other financing activities	(100)	(96)

Cash provided (used) by financing activities	$1,791	$(2,807)

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Cash provided by financing activities was $1.791 billion in 2008 compared to cash used by financing activities of $2.807 billion in 2007. The change in cash provided (used) by financing activities was primarily due to a decline in repurchases of common stock made in connection with the Company’s common stock repurchase programs, as well as an increase in net borrowings (defined as borrowings less repayments) primarily related to the 2008 Cable Bond Offering.
Outstanding Debt and Other Financing Arrangements
Outstanding Debt and Committed Financial Capacity
     At June 30, 2008, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $58.095 billion, including $4.040 billion under the 2008 Cable Bridge Facility, under which TWC may not borrow any amounts unless and until the Special Dividend is declared in connection with the TWC Separation Transactions. Of this committed capacity, $18.157 billion was unused and $39.735 billion was outstanding as debt. The $18.157 billion of unused committed capacity includes $4.516 billion at Time Warner and $13.641 billion at TWC, $10.855 billion of which TWC expects to use to finance the Special Dividend. At June 30, 2008, total committed capacity, outstanding letters of credit, unamortized discount on commercial paper, outstanding debt and total unused committed capacity were as follows (millions):

			Unamortized
			Discount on		Unused
	Committed	Letters of	Commercial	Outstanding	Committed
	Capacity(a)	Credit(b)	Paper	Debt(c)	Capacity(d)(e)
Cash and equivalents	$5,185	$—	$—	$—	$5,185
Bank credit agreements and commercial paper programs(a)	22,085	201	2	8,910	12,972
Floating-rate public debt	2,000	—	—	2,000	—
Fixed-rate public debt(e)	28,523	—	—	28,523	—
Other fixed-rate obligations(f)	302	—	—	302	—

Total	$58,095	$201	$2	$39,735	$18,157

(a)	The bank credit agreements, commercial paper programs and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 10.6 years.
(b)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(c)	Represents principal amounts adjusted for premiums and discounts.
(d)	Includes $13.641 billion of unused committed capacity at TWC, $10.855 billion of which TWC expects to use to finance the Special Dividend. TWC’s unused committed capacity includes $4.040 billion under the 2008 Cable Bridge Facility (described below), under which TWC may not borrow any amounts unless and until the Special Dividend is declared in connection with the TWC Separation Transactions.
(e)	The Company has classified $600 million in debt of Time Warner due within the next twelve months as long-term on the accompanying consolidated balance sheet to reflect management’s intent and ability to refinance the obligation on a long-term basis through the utilization of the unused committed capacity under the Company’s bank credit agreements.
(f)	Includes debt due within one year of $128 million, which primarily relates to capital lease obligations.
2008 Cable Bond Offering
     On June 16, 2008, TWC filed a shelf registration statement on Form S-3 (the “TWC Shelf Registration Statement”) with the SEC that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants. On June 19, 2008, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures under the TWC Shelf Registration Statement in the 2008 Cable Bond Offering, consisting of $1.5 billion principal amount of 6.20% Notes due 2013 (the “2013 Notes”), $2.0 billion principal amount of 6.75% Notes due 2018 (the “2018 Notes”) and $1.5 billion principal amount of 7.30% Debentures due 2038 (the “2038 Debentures” and, together with the 2013 Notes and the 2018 Notes, the “2008 Cable Debt Securities”). TWC expects to use the net proceeds of $4.963 billion from this issuance to finance, in part, the Special Dividend. If the TWC Separation Transactions are not consummated and the Special Dividend is not paid, TWC will use the net proceeds from the issuance of the 2008 Cable Debt Securities for general corporate purposes, including repayment of indebtedness. The 2008 Cable Debt Securities are guaranteed by TWE and TW NY (the “Guarantors”).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
2008 Cable Bridge Facility
     In addition to the 2008 Cable Debt Securities described above, on June 30, 2008, TWC entered into a credit agreement (the “Bridge Credit Agreement”) with certain financial institutions for the $9.0 billion 2008 Cable Bridge Facility in order to finance, in part, the Special Dividend. Subject to certain limited exceptions, to the extent TWC incurs debt (other than an incurrence of debt under the Cable Revolving Facility and its existing commercial paper program), issues equity securities or completes asset sales prior to drawing on the 2008 Cable Bridge Facility, the commitments of the lenders under the 2008 Cable Bridge Facility will be reduced by an amount equal to the net cash proceeds from any such incurrence, issuance or sale. As a result of the 2008 Cable Bond Offering, immediately after the Bridge Credit Agreement was executed, the amount of the commitments under the 2008 Cable Bridge Facility was reduced to $4.040 billion. TWC may elect to extend the maturity date of the loans outstanding under the 2008 Cable Bridge Facility for an additional year. In the event TWC borrows any amounts under the 2008 Cable Bridge Facility, subject to certain limited exceptions, TWC is required to use the net cash proceeds from any subsequent incurrence of debt (other than an incurrence of debt under the Cable Revolving Facility and its existing commercial paper program), issuance of equity securities and asset sale to prepay amounts outstanding under the 2008 Cable Bridge Facility. TWC may prepay amounts outstanding under the 2008 Cable Bridge Facility at any time without penalty or premium, subject to minimum amounts. TWC may not borrow any amounts under the 2008 Cable Bridge Facility unless and until the Special Dividend is declared in connection with the TWC Separation Transactions. TWC’s obligations under the 2008 Cable Bridge Facility are guaranteed by TWE and TW NY.
Supplemental Facility
     In May 2008, Time Warner (as lender) committed to lend TWC (as borrower) up to an aggregate principal amount of $3.5 billion under the Supplemental Facility. TWC may borrow under the Supplemental Facility at the final maturity of the 2008 Cable Bridge Facility to repay amounts then outstanding under the 2008 Cable Bridge Facility. As a result of the 2008 Cable Bond Offering, Time Warner’s original commitment under the Supplemental Facility was reduced to $2.520 billion. TWC’s obligations under the Supplemental Facility will be guaranteed by TWE and TW NY.
     Time Warner’s commitment under the Supplemental Facility will be further reduced by (i) 50% of any additional amounts by which the commitments under the 2008 Cable Bridge Facility are further reduced by the net cash proceeds of subsequent issuances of debt or equity or certain asset sales by TWC prior to TWC’s borrowing under the 2008 Cable Bridge Facility and (ii) the amount by which borrowing availability under the Cable Revolving Facility exceeds $2.0 billion on the date of borrowing under the Supplemental Facility.
Additional Information
     See Note 5 to the accompanying consolidated financial statements for additional information regarding the 2008 Cable Bond Offering, the 2008 Cable Bridge Facility and the Supplemental Facility, and Note 7 to the Company’s consolidated financial statements in the 2007 Form 10-K for further details regarding the Company’s outstanding debt and other financing arrangements, including certain information about maturities, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.
Programming Licensing Backlog
     Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $4.0 billion and $3.7 billion at June 30, 2008 and December 31, 2007, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment in the amount of $966 million and $700 million at June 30, 2008 and December 31, 2007, respectively.
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
     Various factors could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and cause Time Warner’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2007 Form 10-K, which should be read in conjunction with this report (including Item 1A, “Risk Factors,” in Part II of this report), and in Time Warner’s other filings made from time to time with the SEC after the date of this report. In addition, Time Warner operates in highly competitive, consumer and technology-driven and rapidly changing media, entertainment, interactive services and cable businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors.
     Further, for Time Warner generally, lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments may result in Time Warner’s inability to realize the value of recorded intangibles and goodwill at those segments. In addition, achieving the Company’s financial objectives, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in the 2007 Form 10-K and in Part II of this report, as well as:
•	economic slowdowns;

•	the impact of terrorist acts and hostilities;

•	changes in the Company’s plans, strategies and intentions;

•	the impacts of significant acquisitions, dispositions and other similar transactions, including the planned separation of TWC from Time Warner;

•	the failure to meet earnings expectations; and

•	decreased liquidity in the capital markets, including any reduction in the ability to access the capital markets for debt securities or bank financings.

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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited; millions, except per share amounts)

	June 30,	December 31,
	2008	2007

ASSETS
Current assets
Cash and equivalents	$5,185	$1,516
Receivables, less allowances of $1,928 and $2,410	6,148	7,296
Inventories	2,013	2,105
Prepaid expenses and other current assets	773	834
Deferred income taxes	732	700

Total current assets	14,851	12,451

Noncurrent inventories and film costs	5,240	5,304
Investments, including available-for-sale securities	1,940	1,963
Property, plant and equipment, net	18,212	18,048
Intangible assets subject to amortization, net	5,088	5,167
Intangible assets not subject to amortization	47,214	47,220
Goodwill	42,534	41,749
Other assets	1,981	1,928

Total assets	$137,060	$133,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,217	$1,470
Participations payable	2,590	2,547
Royalties and programming costs payable	1,300	1,253
Deferred revenue	1,278	1,178
Debt due within one year	128	126
Other current liabilities	4,946	5,611
Current liabilities of discontinued operations	3	8

Total current liabilities	11,462	12,193
Long-term debt	39,607	37,004
Mandatorily redeemable preferred membership units issued by a subsidiary	300	300
Deferred income taxes	14,361	13,736
Deferred revenue	473	522
Other liabilities	7,048	7,217
Minority interests	4,435	4,322
Commitments and contingencies (Note 11)
Shareholders’ equity
Time Warner common stock, $0.01 par value, 4.885 and 4.877 billion shares issued and 3.582 and 3.593 billion shares outstanding	49	49
Paid-in-capital	172,547	172,443
Treasury stock, at cost (1.303 and 1.284 billion shares)	(25,836)	(25,526)
Accumulated other comprehensive income, net	93	149
Accumulated deficit	(87,479)	(88,579)

Total shareholders’ equity	59,374	58,536

Total liabilities and shareholders’ equity	$137,060	$133,830

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited; millions, except per share amounts)

	Three Months Ended		Six Months Ended
	6/30/08	6/30/07	6/30/08	6/30/07

Revenues:
Subscription	$6,462	$6,229	$12,822	$12,468
Advertising	2,311	2,268	4,335	4,200
Content	2,563	2,243	5,371	5,022
Other	219	240	444	474

Total revenues(a)	11,555	10,980	22,972	22,164
Costs of revenues(a)	(6,870)	(6,417)	(13,533)	(12,913)
Selling, general and administrative(a)	(2,472)	(2,397)	(4,950)	(4,806)
Amortization of intangible assets	(194)	(158)	(377)	(335)
Amounts related to securities litigation and government investigations	(4)	(4)	(8)	(167)
Merger-related, restructuring and shutdown costs	(6)	(33)	(148)	(101)
Asset impairments	(63)	(34)	(63)	(35)
Gains on disposal of assets, net	—	(1)	—	669

Operating income	1,946	1,936	3,893	4,476
Interest expense, net(a)	(550)	(574)	(1,096)	(1,125)
Other income (loss), net	(5)	108	(53)	233
Minority interest expense, net	(87)	(91)	(170)	(221)

Income from continuing operations before income taxes	1,304	1,379	2,574	3,363
Income tax provision	(509)	(434)	(1,008)	(1,231)

Income from continuing operations	795	945	1,566	2,132
Discontinued operations, net of tax	(3)	122	(3)	138

Net income	$792	$1,067	$1,563	$2,270

Basic income per common share from continuing operations	$0.22	$0.25	$0.44	$0.56
Discontinued operations	—	0.03	—	0.04

Basic net income per common share	$0.22	$0.28	$0.44	$0.60

Average basic common shares outstanding	3,579.8	3,756.7	3,579.4	3,798.1

Diluted income per common share from continuing operations	$0.22	$0.25	$0.43	$0.55
Discontinued operations	—	0.03	—	0.04

Diluted net income per common share	$0.22	$0.28	$0.43	$0.59

Average diluted common shares outstanding	3,603.0	3,807.1	3,601.4	3,849.2

Cash dividends declared per share of common stock	$0.0625	$0.0550	$0.1250	$0.1100

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$86	$93	$179	$200
Costs of revenues	(56)	(68)	(111)	(111)
Selling, general and administrative	(3)	(2)	(4)	(3)
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30,
(Unaudited; millions)

	2008	2007

OPERATIONS
Net income(a)	$1,563	$2,270
Adjustments for noncash and nonoperating items:
Depreciation and amortization	2,294	2,164
Amortization of film and television costs	2,959	2,874
Asset impairments	63	35
(Gain) loss on investments and other assets, net	7	(951)
Equity in losses of investee companies, net of cash distributions	25	28
Equity-based compensation	169	173
Minority interests	170	221
Deferred income taxes	311	1,014
Amounts related to securities litigation and government investigations	—	(743)
Changes in operating assets and liabilities, net of acquisitions	(2,620)	(3,883)
Adjustments relating to discontinued operations(a)	(9)	(83)

Cash provided by operations(b)	4,932	3,119

INVESTING ACTIVITIES
Investments in available-for-sale securities	(14)	(89)
Investments and acquisitions, net of cash acquired	(1,236)	(312)
Investment activities of discontinued operations	—	(26)
Capital expenditures and product development costs	(2,049)	(1,987)
Investment proceeds from available-for-sale securities	14	23
Other investment proceeds	231	1,420

Cash used by investing activities	(3,054)	(971)

FINANCING ACTIVITIES
Borrowings	24,599	9,542
Debt repayments	(21,982)	(8,614)
Proceeds from exercise of stock options	73	420
Excess tax benefit on stock options	3	58
Principal payments on capital leases	(20)	(32)
Repurchases of common stock	(332)	(3,668)
Dividends paid	(450)	(417)
Other financing activities	(100)	(96)

Cash provided (used) by financing activities	1,791	(2,807)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,669	(659)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,516	1,549

CASH AND EQUIVALENTS AT END OF PERIOD	$5,185	$890

(a)
The six months ended June 30, 2008 and June 30, 2007 include net income (loss) from discontinued operations of $(3) million and $138 million, respectively. After considering noncash gains and expenses and working capital-related adjustments relating to discontinued operations, net operational cash flows from discontinued operations were $(12) million and $55 million for the six months ended June 30, 2008 and 2007, respectively.

(b)	The six months ended June 30, 2007 includes approximately $2 million of cash related to changing the fiscal year end of certain international operations from November 30 to December 31.
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Six Months Ended June 30,
(Unaudited; millions, except per share amounts)

	2008	2007

BALANCE AT BEGINNING OF PERIOD	$58,536	$60,389
Net income	1,563	2,270
Other comprehensive income (loss)	(56)	147

Comprehensive income	1,507	2,417
Cash dividends ($0.125 and $0.110 per common share)	(450)	(417)
Common stock repurchases	(299)	(4,034)
Impact of adopting new accounting pronouncements(a)	(13)	386
Other(b)	93	474

BALANCE AT END OF PERIOD	$59,374	$59,215

(a)
For the six months ended June 30, 2008, amount relates to the impact of adopting the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”), and EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”). For the six months ended June 30, 2007, amount relates to the impact of adopting the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 of $445 million, partially offset by the impact of adopting the provisions of EITF Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”) of $59 million.

(b)
For the six months ended June 30, 2008, amount includes $103 million primarily related to stock option, restricted stock and restricted stock unit activity, partially offset by $7 million related to the allocation of certain equity adjustments to minority interest. For the six months ended June 30, 2007, amount includes $483 million related to stock option, restricted stock and restricted stock unit activity, $22 million related to the allocation of certain equity adjustments to minority interest and a net gain of approximately $5 million related to changing the fiscal year end of certain international operations from November 30 to December 31 (net of the related income tax benefit of approximately $2 million).

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
Reclassifications
     Certain reclassifications have been made to the prior year financial information to conform to the June 30, 2008 presentation.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.
     Significant estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, film ultimate revenues, home video and magazine returns, business combinations, pension and other postretirement benefits, equity-based compensation, income taxes, contingencies and certain programming arrangements.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     Set forth below is a reconciliation of basic and diluted income per common share from continuing operations (millions, except per share amounts):

	Three Months Ended		Six Months Ended
	6/30/08	6/30/07	6/30/08	6/30/07
Income from continuing operations — basic and diluted	$795	$945	$1,566	$2,132

Average number of common shares outstanding — basic	3,579.8	3,756.7	3,579.4	3,798.1
Dilutive effect of equity awards	23.2	50.4	22.0	51.1

Average number of common shares outstanding — diluted	3,603.0	3,807.1	3,601.4	3,849.2

Income per common share from continuing operations:
Basic	$0.22	$0.25	$0.44	$0.56

Diluted	$0.22	$0.25	$0.43	$0.55

     Diluted income per common share for the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007 exclude approximately 387 million and 290 million, respectively, and 396 million and 290 million, respectively, common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect.
Accounting Standards Adopted in 2008
Fair Value Measurements
     On January 1, 2008, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 157, Fair Value Measurements (“FAS 157”), which establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. The provisions of FAS 157 adopted on January 1, 2008 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s consolidated financial statements. The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective for Time Warner on January 1, 2009, and will be applied prospectively. See Note 4 for further discussion.
Recent Accounting Standards Not Yet Adopted
Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities
     In June 2008, the FASB issued Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”), in which the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends (such as restricted stock units granted by the Company) are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of FSP No. EITF 03-6-1 will be effective for Time Warner on January 1, 2009 and will be applied retroactively to all prior-period earnings per share computations. The adoption of FSP No. EITF 03-6-1 is not expected to have a material impact on earnings per share amounts in prior periods.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Interim Impairment Testing of Goodwill and Indefinite-lived Intangible Assets at TWC
     As discussed in more detail in Note 1 to the Company’s consolidated financial statements in the 2007 Form 10-K, goodwill and indefinite-lived intangible assets, primarily certain franchise assets, trademarks and brand names, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. As a result of entering into the Separation Agreement (defined in Note 2), the Company was required under FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”) to test goodwill and cable franchise rights at Time Warner Cable Inc. (“TWC”) as of May 20, 2008 (the “interim testing date”).
     The impairment testing was performed on a basis consistent with the analysis performed as of December 31, 2007. In performing goodwill impairment testing, the Company determines the fair value of a reporting unit by using various valuation techniques, with the primary methods being: a discounted cash flow (“DCF”) analysis and a market-based approach. The Company determines the fair value of the cable franchise rights of a reporting unit using a DCF valuation analysis. A DCF valuation requires the exercise of significant judgments, including judgments about appropriate discount rates based on the assessment of risks inherent in the projected future cash flows and the amount and timing of expected future cash flows, including expected cash flows beyond the current long-term business planning period for TWC. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators such as comparable company public trading values, research analyst estimates and values observed in private market transactions.
     The Company’s interim impairment analysis did not result in any impairment charges during the second quarter of 2008. However, the fair values of the cable franchise rights in certain of TWC’s reporting units, particularly the Texas reporting unit, were at or only modestly in excess of their carrying values. Accordingly, any future declines in the estimated fair values of the cable franchise rights in one or more of such reporting units would likely result in noncash cable franchise rights impairment charges.
     To illustrate the magnitude of a potential impairment charge related to changes in estimated fair value, had the fair values of each of the TWC reporting units and their respective cable franchise rights been lower by 10% as of the interim testing date, the Company would have recorded cable franchise rights impairment charges of approximately $750 million, and had each of the fair values been lower by 20%, the Company would have recorded cable franchise rights impairment charges of approximately $3.7 billion. In neither of these cases would the Company have been required to record goodwill impairment charges.
2. BUSINESS ACQUISITIONS AND DISPOSITIONS
TWC Separation from Time Warner
     On May 20, 2008, the Company and its subsidiaries Warner Communications Inc. (“WCI”), Historic TW Inc. (“Historic TW”) and American Television and Communications Corporation (“ATC”) entered into a Separation Agreement (the “Separation Agreement”) with TWC and its subsidiaries Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY”). Pursuant to the Separation Agreement, (i) Time Warner will complete certain internal restructuring transactions, (ii) Historic TW, a wholly-owned subsidiary of Time Warner, will transfer its 12.43% interest in TW NY to TWC in exchange for 80 million newly issued shares of TWC Class A Common Stock (the “TW NY Exchange”), (iii) all TWC Class A Common Stock and TWC Class B Common Stock then held by Historic TW will be distributed to Time Warner, (iv) TWC will declare and pay a special cash dividend (the “Special Dividend”) of $10.855 billion ($10.27 per share of TWC Common Stock) to be distributed pro rata to all holders of TWC Class A Common Stock and TWC Class B Common Stock, resulting in the receipt by Time Warner of approximately $9.25 billion from the dividend immediately prior to the Distribution (as defined below), (v) TWC will file with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation, pursuant to which, among other things, each outstanding share of TWC Class A Common Stock and TWC Class B Common Stock will automatically be converted into one share of common stock, par value $0.01 per share (the “TWC Common Stock”), and (vi) Time Warner will distribute all the issued and outstanding shares of TWC Common Stock then held by Time Warner to its stockholders as (a) a pro rata dividend in a spin-off, (b) an exchange offer in a split-off or (c) a combination thereof (the “Distribution”) ((i) to (vi) collectively, the “TWC Separation Transactions”). Time Warner has not yet made a decision as to the form of the Distribution.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Upon consummation of the TWC Separation Transactions, Time Warner’s stockholders and/or former stockholders will hold approximately 85.2% of the TWC Common Stock, and TWC’s stockholders other than Time Warner will hold approximately 14.8% of the TWC Common Stock issued and outstanding.
     The Separation Agreement contains customary covenants and consummation of the TWC Separation Transactions is subject to customary closing conditions, including customary regulatory reviews and local franchise approvals, the receipt of a favorable ruling from the Internal Revenue Service that the TWC Separation Transactions will generally qualify as tax-free for Time Warner and Time Warner’s stockholders, the receipt of certain tax opinions and the entry into the 2008 Cable Bridge Facility and the Supplemental Facility (each as defined in Note 5). Time Warner and TWC expect the TWC Separation Transactions to be consummated by the end of 2008 or in early 2009.
Sprint/Clearwire Joint Venture
     In May 2008, TWC, Intel Corporation, Google Inc., Comcast Corporation (together with its subsidiaries, “Comcast”) and Bright House Networks LLC entered into agreements to collectively invest $3.2 billion in a wireless communications joint venture (the “Sprint/Clearwire Joint Venture”), which is expected to be formed by Sprint Nextel Corporation (“Sprint”) and Clearwire Corporation (“Clearwire”). TWC’s share of such investment is expected to be approximately $550 million, which it expects to fund with cash on hand at TWC, borrowings under TWC’s $6.0 billion senior unsecured five-year revolving credit facility (the “Cable Revolving Facility”), TWC’s commercial paper program or a combination thereof. Once formed, the Sprint/Clearwire Joint Venture will be focused on deploying the first nationwide fourth generation wireless network to provide mobile broadband services to wholesale and retail customers. In connection with its investment in the Sprint/Clearwire Joint Venture, TWC has entered into a wholesale agreement with Sprint that allows TWC to offer wireless services utilizing Sprint’s 2G/3G network. Upon closing, TWC also expects to enter into a wholesale agreement with the Sprint/Clearwire Joint Venture that would allow TWC to offer wireless services utilizing the Sprint/Clearwire Joint Venture’s broadband wireless network. The closing of these transactions, which is expected to occur by the end of the first half of 2009, is subject to customary regulatory review and approvals. There can be no assurance that the formation of the Sprint/Clearwire Joint Venture will be completed, or, if completed, that the Sprint/Clearwire Joint Venture would successfully deploy a nationwide mobile broadband network. If completed, TWC’s investment in the Sprint/Clearwire Joint Venture would be accounted for under the equity method of accounting and the Company expects that the Sprint/Clearwire Joint Venture would incur losses in its early periods of operation.
Bebo Acquisition
     On May 14, 2008, the Company, through its AOL segment, completed the acquisition of Bebo, Inc. (“Bebo”), a leading global social media network, for $857 million, net of cash acquired, $8 million of which will be paid by the Company in the first quarter of 2009. As of June 30, 2008, $760 million has been recorded as goodwill and $86 million has been allocated to specific amortizable intangible assets. The Bebo acquisition did not significantly impact the Company’s consolidated financial results for the six months ended June 30, 2008.
Buy.at Acquisition
     On February 5, 2008, the Company, through its AOL segment, completed the acquisition of Perfiliate Limited (“buy.at”), which provides performance-based e-commerce marketing services to advertisers, for $125 million in cash, net of cash acquired. The buy.at acquisition did not significantly impact the Company’s consolidated financial results for the six months ended June 30, 2008.
Assets Held for Sale
     During the three and six months ended June 30, 2008, the Company recorded a $45 million noncash impairment of certain non-core cable systems held for sale at the Cable segment and an $18 million noncash impairment of GameTap at the Networks segment as a result of Turner’s decision to sell its on-line video game business.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Summary of Discontinued Operations
     Discontinued operations for both the three and six months ended June 30, 2008 reflect a $3 million loss related to Warner Music Group tax indemnifications. Discontinued operations for the three and six months ended June 30, 2007 reflect certain businesses sold, which included Tegic Communications, Inc., Wildseed LLC, the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts, Inc. and the Atlanta Braves baseball franchise. The financial data for the discontinued operations for the three and six months ended June 30, 2007 is as follows (millions, except per share amounts):

	Three Months Ended	Six Months Ended
	6/30/07	6/30/07
Total revenues	$61	$123

Pretax income	34	31
Income tax benefit	88	107

Net income	$122	$138

Basic income per common share from discontinued operations	$0.03	$0.04

Average basic common shares outstanding	3,756.7	3,798.1

Diluted income per common share from discontinued operations	$0.03	$0.04

Average diluted common shares outstanding	3,807.1	3,849.2

3. INVENTORIES AND FILM COSTS

Inventories and film costs consist of (millions):

	June 30, 2008	December 31, 2007
Inventories:
Programming costs, less amortization	$3,445	$3,536
DVDs, books, paper and other merchandise	433	450

Total inventories(a)	3,878	3,986
Less: current portion of inventory	(2,013)	(2,105)

Total noncurrent inventories	1,865	1,881

Film costs — Theatrical:
Released, less amortization	691	814
Completed and not released	388	165
In production	1,021	1,017
Development and pre-production	73	96
Film costs — Television:
Released, less amortization	630	680
Completed and not released	108	140
In production	460	508
Development and pre-production	4	3

Total film cost	3,375	3,423

Total noncurrent inventories and film costs	$5,240	$5,304

(a)	Does not include $2.371 billion and $2.477 billion of net film library costs as of June 30, 2008 and December 31, 2007, respectively, which are included in intangible assets subject to amortization on the consolidated balance sheet.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4. FAIR VALUE MEASUREMENTS
     In accordance with FAS 157, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. FAS 157 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2008 (millions):

		Fair Value Measurements as of June 30, 2008 Using
		Quoted Market Prices
		in Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
Description	as of 6/30/08	(Level 1)	(Level 2)	(Level 3)

Assets:
Trading securities	$330	$325	$5	$—
Available-for-sale securities	142	94	48	—
Derivatives	66	10	56	—
Liabilities:
Derivatives	(75)	—	(75)	—

Total	$463	$429	$34	$—

     The Company primarily applies the market approach for recurring fair value measurements.
     The following table reconciles the beginning and ending balances of assets classified as Level 3 measurements and identifies the net income (losses) the Company recognized during the six months ended June 30, 2008 on such assets and liabilities that were included in the balance as of June 30, 2008 (millions):

Derivatives

Balance as of January 1, 2008	$11
Total gains (losses):
Included in net income	(10)
Included in other comprehensive income	—
Purchases, issuances and settlements	(1)
Transfers in and/or out of Level 3	—

Balance as of June 30, 2008	$—

Total loss for the six months ended June 30, 2008 included in net income related to assets still held as of June 30, 2008	$—

     Gains and losses recognized for assets and liabilities valued using significant unobservable inputs are reported in Investment gains (losses), net, a component of other income (loss), net (Note 12).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
5. LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS
     Committed financing capacity and long-term debt consists of (millions):

	Weighted
	Average				Unamortized
	Interest				Discount	2008
	Rate at		2008	Letters	on	Unused	Outstanding Debt
	June 30,		Committed	of	Commercial	Committed	June 30,	December 31,
	2008	Maturities	Capacity	Credit(a)	Paper	Capacity(b)	2008	2007
Cash and equivalents			$5,185	$—	$—	$5,185
Bank credit agreements debt and commercial paper programs(c)	2.85%	2011	22,085	201	2	12,972	$8,910	$11,124
Floating-rate public debt(c)	2.92%	2009	2,000	—	—	—	2,000	2,000
Fixed-rate public debt(c)(d)	6.94%	2008-2038	28,523	—	—	—	28,523	23,705
Other fixed-rate obligations(e)	7.17%	—	302	—	—	—	302	301

Subtotal			58,095	201	2	18,157	39,735	37,130
Debt due within one year(f)			(128)	—	—	—	(128)	(126)

Total			$57,967	$201	$2	$18,157	$39,607	$37,004

(a)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(b)	Amount includes $13.641 billion of unused committed capacity at TWC, $10.855 billion of which TWC expects to use to finance the Special Dividend. TWC’s unused committed capacity includes $4.040 billion under the 2008 Cable Bridge Facility (described below), under which TWC may not borrow any amounts unless and until the Special Dividend is declared in connection with the TWC Separation Transactions.
(c)	The bank credit agreements, commercial paper programs and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The maturity profile of the Company’s outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 10.6 years.
(d)	As of June 30, 2008, the Company has classified $600 million of debt due within the next twelve months as long-term in the consolidated balance sheet to reflect management’s intent and ability to refinance the obligation on a long-term basis through the utilization of the unused committed capacity under the Company’s bank credit agreements.
(e)	Amount includes capital lease and other obligations.
(f)	Debt due within one year primarily relates to capital lease obligations.
Time Warner Bank Credit Agreement
     On January 8, 2008, the Company entered into an agreement for a $2.0 billion three-year unsecured term loan facility with a maturity date of January 8, 2011. Substantially all of the borrowings under the facility, which was fully drawn on January 8, 2008, were used to repay existing short-term borrowings.
2008 Cable Bond Offering
     On June 16, 2008, TWC filed a shelf registration statement on Form S-3 (the “TWC Shelf Registration Statement”) with the SEC that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants. On June 19, 2008, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures under the TWC Shelf Registration Statement (the “2008 Cable Bond Offering”), consisting of $1.5 billion principal amount of 6.20% Notes due 2013 (the “2013 Notes”), $2.0 billion principal amount of 6.75% Notes due 2018 (the “2018 Notes”) and $1.5 billion principal amount of 7.30% Debentures due 2038 (the “2038 Debentures” and, together with the 2013 Notes and the 2018 Notes, the “2008 Cable Debt Securities”). TWC expects to use the net proceeds of $4.963 billion from this issuance to finance, in part, the Special Dividend. If the TWC Separation Transactions are not consummated and the Special Dividend is not paid, TWC will use the net proceeds from the issuance of the 2008 Cable Debt Securities for general corporate purposes, including repayment of indebtedness. The 2008 Cable Debt Securities are guaranteed by TWE and TW NY (the “Guarantors”).
     The 2008 Cable Debt Securities were issued pursuant to an Indenture, dated as of April 9, 2007, as it may be amended from time to time (the “Cable Indenture”), by and among TWC, the Guarantors and The Bank of New York, as trustee. The Cable Indenture contains customary covenants relating to restrictions on the ability of TWC or any material subsidiary to create liens and on the ability of TWC and the Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The Cable Indenture also contains customary events of default.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The 2013 Notes mature on July 1, 2013, the 2018 Notes mature on July 1, 2018 and the 2038 Debentures mature on July 1, 2038. Interest on the 2008 Cable Debt Securities is payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2009. The 2008 Cable Debt Securities are unsecured senior obligations of TWC and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the 2008 Cable Debt Securities are unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.
     The 2008 Cable Debt Securities may be redeemed in whole or in part at any time at TWC’s option at a redemption price equal to the greater of (i) 100% of the principal amount of the 2008 Cable Debt Securities being redeemed and (ii) the sum of the present values of the remaining scheduled payments on the 2008 Cable Debt Securities discounted to the redemption date on a semi-annual basis at a government treasury rate plus 40 basis points for each of the 2013 Notes, 2018 Notes and the 2038 Debentures as further described in the Cable Indenture and the 2008 Cable Debt Securities, plus, in each case, accrued but unpaid interest to the redemption date.
2008 Cable Bridge Facility
     In addition to the 2008 Cable Debt Securities described above, on June 30, 2008, TWC entered into a credit agreement (the “Bridge Credit Agreement”) with certain financial institutions for a senior unsecured term loan facility in an aggregate principal amount of $9.0 billion with an initial maturity date that is 364 days after the borrowing date (the “2008 Cable Bridge Facility”) in order to finance, in part, the Special Dividend. Subject to certain limited exceptions, to the extent TWC incurs debt (other than an incurrence of debt under the Cable Revolving Facility and its existing commercial paper program), issues equity securities or completes asset sales prior to drawing on the 2008 Cable Bridge Facility, the commitments of the lenders under the 2008 Cable Bridge Facility will be reduced by an amount equal to the net cash proceeds from any such incurrence, issuance or sale. As a result of the 2008 Cable Bond Offering, immediately after the Bridge Credit Agreement was executed, the amount of the commitments under the 2008 Cable Bridge Facility was reduced to $4.040 billion. TWC may elect to extend the maturity date of the loans outstanding under the 2008 Cable Bridge Facility for an additional year. In the event TWC borrows any amounts under the 2008 Cable Bridge Facility, subject to certain limited exceptions, TWC is required to use the net cash proceeds from any subsequent incurrence of debt (other than an incurrence of debt under the Cable Revolving Facility and its existing commercial paper program), issuance of equity securities and asset sale to prepay amounts outstanding under the 2008 Cable Bridge Facility. TWC may prepay amounts outstanding under the 2008 Cable Bridge Facility at any time without penalty or premium, subject to minimum amounts. TWC may not borrow any amounts under the 2008 Cable Bridge Facility unless and until the Special Dividend is declared in connection with the TWC Separation Transactions.
     TWC’s obligations under the 2008 Cable Bridge Facility are guaranteed by TWE and TW NY. Amounts outstanding under the 2008 Cable Bridge Facility will bear interest at a rate equal to LIBOR plus an applicable margin based on TWC’s credit rating, which margin, at the time of the TWC Separation Transactions, is expected to be 100 basis points. In addition, the per annum interest rate under the 2008 Cable Bridge Facility will increase by 25 basis points every six months until all amounts outstanding under the 2008 Cable Bridge Facility are repaid.
     The 2008 Cable Bridge Facility contains a maximum leverage ratio covenant of five times the consolidated EBITDA (as defined in the Bridge Credit Agreement) of TWC. The 2008 Cable Bridge Facility contains conditions, covenants, representations and warranties and events of default substantially identical to those contained in TWC’s existing $3.045 billion five-year term loan facility maturing on February 21, 2011.
     The financial institutions’ commitments to fund borrowings under the 2008 Cable Bridge Facility will expire upon the earliest of (i) May 19, 2009, (ii) the date on which the Separation Agreement is terminated in accordance with its terms or (iii) the completion of the TWC Separation Transactions.
Supplemental Facility
     In May 2008, Time Warner (as lender) committed to lend TWC (as borrower) up to an aggregate principal amount of $3.5 billion under a two-year senior unsecured supplemental term loan facility (the “Supplemental Facility”). TWC may borrow under the Supplemental Facility at the final maturity of the 2008 Cable Bridge Facility to repay amounts then outstanding under the 2008 Cable Bridge Facility. As a result of the 2008 Cable Bond Offering, Time Warner’s original

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
commitment under the Supplemental Facility was reduced to $2.520 billion. TWC’s obligations under the Supplemental Facility will be guaranteed by TWE and TW NY.
     Time Warner’s commitment under the Supplemental Facility will be further reduced by (i) 50% of any additional amounts by which the commitments under the 2008 Cable Bridge Facility are further reduced by the net cash proceeds of subsequent issuances of debt or equity or certain asset sales by TWC prior to TWC’s borrowing under the 2008 Cable Bridge Facility and (ii) the amount by which borrowing availability under the Cable Revolving Facility exceeds $2.0 billion on the date of borrowing under the Supplemental Facility.
6. SHAREHOLDERS’ EQUITY
Common Stock Repurchase Program
     On July 26, 2007, Time Warner’s Board of Directors authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through June 30, 2008, the Company repurchased approximately 154 million shares of common stock for approximately $2.8 billion, which included approximately 19 million shares of common stock purchased for approximately $299 million during the six months ended June 30, 2008, pursuant to trading programs under Rule 10b5-1 of the Exchange Act.
7. EQUITY-BASED COMPENSATION
Time Warner Equity Plans
     The Company has two active equity plans under which it is authorized to grant equity awards to employees covering an aggregate of 250 million shares of Time Warner common stock. Options have been granted to employees and non-employee directors of Time Warner with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. For the six months ended June 30, 2008, the Company granted approximately 29 million options at a weighted-average grant date fair value per option of $4.12 ($2.55 net of tax). For the six months ended June 30, 2007, the Company granted approximately 27 million stock options at a weighted-average grant date fair value per option of $5.17 ($3.21 net of tax). The table below presents the weighted-average values of the assumptions used to value stock options at their grant date.

	Six Months Ended
	6/30/08	6/30/07
Expected volatility	28.7%	22.1%
Expected term to exercise from grant date	5.96 years	5.32 years
Risk-free rate	3.2%	4.4%
Expected dividend yield	1.7%	1.1%
     Pursuant to these equity plans and an additional plan limited to non-employee directors, Time Warner may also grant shares of common stock or restricted stock units (“RSUs”), which generally vest between three to five years from the date of grant, to its employees and its non-employee directors. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. Holders of restricted stock and RSU awards are generally entitled to receive cash dividends or dividend equivalents, respectively, paid by the Company during the period of time that the restricted stock or RSU awards are unvested. For the six months ended June 30, 2008, the Company granted approximately 10 million RSUs at a weighted-average grant date fair value per RSU of $14.93. For the six months ended June 30, 2007, the Company granted approximately 8 million RSUs at a weighted-average grant date fair value per RSU of $19.99.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Time Warner also has a performance stock unit program for senior level executives. Under this program, recipients of performance stock units (“PSUs”) are awarded a target number of PSUs that represent the contingent (unfunded and unsecured) right to receive shares of Company stock at the end of a performance period (generally three years) based on the actual performance level achieved by the Company. Depending on the Company’s total shareholder return relative to the other companies in the S&P 500 Index, as well as a requirement of continued employment, the recipient of a PSU may receive 0% to 200% of the target PSUs granted based on a sliding scale where a relative ranking of less than the 25th percentile will pay 0% and a ranking at the 100th percentile will pay 200% of the target number of shares. PSU holders do not receive payments or accruals of dividends or dividend equivalents for regular cash dividends paid by the Company while the PSU is outstanding. Participants who are terminated by the Company other than for cause or who terminate their own employment for good reason or due to retirement or disability are generally entitled to a pro rata portion of the PSUs that would otherwise vest at the end of the performance period. For accounting purposes, the PSU is considered to have a market condition. The effect of a market condition is reflected in the grant date fair value of the award and, thus, compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The fair value of a PSU is estimated on the date of grant by using a Monte Carlo analysis to estimate the total return ranking of Time Warner among the S&P 500 Index companies over the performance period. For the six months ended June 30, 2008, the Company granted approximately 1.1 million target PSUs at a weighted-average grant date fair value per PSU of $17.53. For the six months ended June 30, 2007, the Company granted approximately 1.1 million target PSUs at a weighted-average grant date fair value per PSU of $19.47.
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
     For the six months ended June 30, 2008, TWC granted approximately 4.7 million stock options at a weighted-average grant date fair value per option of $10.25 ($6.36 net of tax). For the six months ended June 30, 2007, TWC granted approximately 2.8 million stock options at a weighted-average grant date fair value per option of $13.34 ($8.27 net of tax). The table below presents the weighted-average values of the assumptions used to value TWC stock options at their grant date.

	Six Months Ended
	6/30/08	6/30/07
Expected volatility	30.0%	24.1%
Expected term to exercise from grant date	6.52 years	6.60 years
Risk-free rate	3.2%	4.7%
Expected dividend yield	0.0%	0.0%
     Pursuant to the TWC 2006 Plan, TWC also granted RSU awards, which generally vest over a four-year period from the date of grant. Certain TWC RSU awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. Shares of TWC Class A common stock will generally be issued in connection with the vesting of an RSU. RSUs awarded to non-employee directors of TWC are not subject to vesting restrictions and the shares underlying the RSUs will be issued in connection with a director’s termination of service as a director of TWC. For the six months ended June 30, 2008, TWC granted approximately 2.8 million RSUs at a weighted-average grant date fair value per RSU of $27.59. For the six months ended June 30, 2007, TWC granted approximately 2.1 million RSUs at a weighted-average grant date fair value per RSU of $37.07.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Equity-Based Compensation Expense
     Compensation expense and the related tax benefit recognized for equity-based compensation plans (including the TWC 2006 Plan beginning in the second quarter of 2007) for the three and six months ended June 30, 2008 and 2007 is as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/08	6/30/07	6/30/08	6/30/07
Stock options	$28	$43	$82	$92
Restricted stock, RSUs and PSUs	33	43	87	81

Total impact on operating income	$61	$86	$169	$173

Tax benefit recognized	$22	$30	$61	$63
8. BENEFIT PLANS
     Time Warner and certain of its subsidiaries have both funded and unfunded defined benefit pension plans, the substantial majority of which are noncontributory, covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans covering international employees. Pension benefits are determined based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Time Warner uses a December 31 measurement date for its plans. A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s domestic and international defined benefit pension plans for the three and six months ended June 30, 2008 and 2007 is as follows (millions):
Components of Net Periodic Benefit Costs

	Domestic		International		Domestic		International
	Three Months Ended				Six Months Ended
	6/30/08	6/30/07	6/30/08	6/30/07	6/30/08	6/30/07	6/30/08	6/30/07

Service cost	$40	$35	$6	$5	$88	$75	$11	$11
Interest cost	55	50	14	11	110	100	28	22
Expected return on plan assets	(72)	(64)	(20)	(15)	(139)	(129)	(39)	(31)
Amounts amortized	11	9	—	1	21	17	—	2

Net periodic benefit costs	$34	$30	$—	$2	$80	$63	$—	$4

Contributions	$57	$5	$7	$5	$210	$9	$13	$10

Expected cash flows
     After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. At June 30, 2008, there were no minimum required contributions for domestic funded plans. However, the Company anticipates making discretionary cash contributions of at least $250 million to certain domestic funded plans in 2008, subject to market conditions and other considerations, $200 million of which has been contributed as of June 30, 2008. For domestic unfunded plans, contributions will continue to be made to the extent benefits are paid. Expected benefit payments for domestic unfunded plans for 2008 are approximately $20 million, $10 million of which has been contributed as of June 30, 2008. In addition, the Company anticipates making an additional $20 million discretionary contribution to its international plans in 2008.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Merger Costs Capitalized as a Cost of Acquisition
     Changes in the Company’s liability with respect to merger costs capitalized as a cost of acquisition from December 31, 2007 to June 30, 2008 are set forth below (millions):

	Employee	Other
	Terminations	Exit Costs	Total
Remaining liability as of December 31, 2007	$3	$36	$39
Noncash reductions(a)	—	(1)	(1)
Cash paid	—	(5)	(5)

Remaining liability as of June 30, 2008	$3	$30	$33

(a)	Noncash reductions represent an adjustment to the restructuring accrual, with a corresponding reduction in goodwill.
     As of June 30, 2008, of the remaining liability of $33 million, $6 million was classified as a current liability, with the remaining $27 million classified as a long-term liability on the consolidated balance sheet. Amounts classified as long-term relating to these liabilities are expected to be paid through 2014.
Merger, Restructuring and Shutdown Costs Expensed
     Merger, restructuring and shutdown costs expensed by segment for the three and six months ended June 30, 2008 and 2007 are as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/08	6/30/07	6/30/08	6/30/07
AOL	$4	$4	$13	$27
Cable	—	6	—	16
Filmed Entertainment	(3)	—	113	—
Networks	—	16	—	16
Publishing	5	7	15	42
Corporate	—	—	7	—

Merger, restructuring and shutdown costs by segment	$6	$33	$148	$101

     The Company’s merger, restructuring and shutdown costs primarily related to employee termination costs that occurred at each segment and ranged from senior executives to line personnel. For the six months ended June 30, 2008, merger, restructuring and shutdown costs were primarily associated with the Filmed Entertainment segment’s operational reorganization of the New Line Cinema business, related to involuntary employee terminations in connection with the reorganization. The Company expects to incur incremental restructuring charges relating to this operational reorganization ranging from $20 million to $30 million during the remainder of 2008.
     Merger, restructuring and shutdown costs that were expensed for the three and six months ended June 30, 2008 and 2007 are categorized as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/08	6/30/07	6/30/08	6/30/07
Adelphia/Comcast Transactions merger-related costs	$—	$3	$—	$7
2008 restructuring and shutdown activity, net	2	—	138	—
2007 and prior restructuring activity, net	4	30	10	94

Merger, restructuring and shutdown costs expensed	$6	$33	$148	$101

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Selected Information
     Changes in the Company’s liability with respect to merger, restructuring and shutdown costs from December 31, 2007 to June 30, 2008 are set forth below (millions):

	Employee	Other
	Terminations	Exit Costs	Total
Remaining liability as of December 31, 2007	$163	$31	$194
Net accruals	143	5	148
Noncash reductions(a)	(3)	—	(3)
Cash paid(b)	(86)	(11)	(97)

Remaining liability as of June 30, 2008	$217	$25	$242

(a)	Noncash reductions relate to the reversal of a severance accrual related to former employees.
(b)	Of the $97 million paid in 2008, $31 million was paid during the three months ended June 30, 2008.
     As of June 30, 2008, out of the remaining liability of $242 million, $203 million was classified as a current liability, with the remaining $39 million classified as a long-term liability on the consolidated balance sheet. Amounts classified as long-term relating to these liabilities are expected to be paid through 2015.
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

	Three Months Ended June 30, 2008
	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$491	$530	$—	$36	$1,057
Cable	4,065	233	—	—	4,298
Filmed Entertainment	10	22	2,484	48	2,564
Networks	1,719	906	189	12	2,826
Publishing	387	648	12	129	1,176
Intersegment elimination	(210)	(28)	(122)	(6)	(366)

Total revenues	$6,462	$2,311	$2,563	$219	$11,555

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended June 30, 2007
	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$691	$522	$—	$40	$1,253
Cable	3,788	226	—	—	4,014
Filmed Entertainment	7	13	2,179	54	2,253
Networks	1,561	817	212	11	2,601
Publishing	383	714	13	143	1,253
Intersegment elimination	(201)	(24)	(161)	(8)	(394)

Total revenues	$6,229	$2,268	$2,243	$240	$10,980

	Six Months Ended June 30, 2008
	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$1,030	$1,082	$—	$73	$2,185
Cable	8,028	430	—	—	8,458
Filmed Entertainment	20	37	5,237	110	5,404
Networks	3,414	1,645	402	24	5,485
Publishing	752	1,198	24	247	2,221
Intersegment elimination	(422)	(57)	(292)	(10)	(781)

Total revenues	$12,822	$4,335	$5,371	$444	$22,972

	Six Months Ended June 30, 2007
	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$1,564	$1,071	$—	$76	$2,711
Cable	7,450	415	—	—	7,865
Filmed Entertainment	14	18	4,842	122	4,996
Networks	3,106	1,472	412	21	5,011
Publishing	739	1,268	26	268	2,301
Intersegment elimination	(405)	(44)	(258)	(13)	(720)

Total revenues	$12,468	$4,200	$5,022	$474	$22,164

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Six Months Ended
	6/30/08	6/30/07	6/30/08	6/30/07
	(millions)		(millions)
Intersegment Revenues
AOL	$1	$5	$5	$11
Cable	2	5	5	8
Filmed Entertainment	114	148	281	239
Networks	242	229	477	448
Publishing	7	7	13	14

Total intersegment revenues	$366	$394	$781	$720

	Three Months Ended		Six Months Ended
	6/30/08	6/30/07	6/30/08	6/30/07
	(millions)		(millions)
Operating Income (Loss) before Depreciation and Amortization
AOL(a)	$350	$484	$755	$1,695
Cable(b)	1,525	1,444	2,927	2,751
Filmed Entertainment	196	174	476	506
Networks(c)	842	712	1,800	1,649
Publishing	269	302	414	386
Corporate(d)	(81)	(93)	(184)	(361)
Intersegment elimination	8	(1)	(1)	14

Total Operating Income (Loss) before Depreciation and Amortization	$3,109	$3,022	$6,187	$6,640

(a)	For the three and six months ended June 30, 2007, includes a net $1 million reduction to the gains on the sales of AOL’s German and U.K. access businesses and for the six months ended June 30, 2007, includes a gain of approximately $670 million on the sale of AOL’s German access business and a $1 million noncash asset impairment.
(b)	For the three and six months ended June 30, 2008, includes a $45 million noncash impairment of certain non-core cable systems held for sale.
(c)	For the three and six months ended June 30, 2008, includes an $18 million noncash impairment of GameTap as a result of Turner’s decision to sell its on-line video game business. For the three and six months ended June 30, 2007, includes a $34 million noncash impairment of the Court TV tradename as a result of rebranding the network’s name to truTV, effective January 1, 2008.
(d)	For the three and six months ended June 30, 2008, includes $4 million and $8 million, respectively, in net expenses related to securities litigation and government investigations. For the three and six months ended June 30, 2007, includes $1 million and $153 million, respectively, in legal reserves related to securities litigation and $3 million and $14 million, respectively, in net expenses related to securities litigation and government investigations.

	Three Months Ended		Six Months Ended
	6/30/08	6/30/07	6/30/08	6/30/07
	(millions)		(millions)
Depreciation of Property, Plant and Equipment
AOL	$(79)	$(104)	$(162)	$(209)
Cable	(722)	(669)	(1,423)	(1,318)
Filmed Entertainment	(43)	(40)	(84)	(75)
Networks	(81)	(73)	(159)	(147)
Publishing	(34)	(30)	(68)	(57)
Corporate	(10)	(12)	(21)	(23)

Total depreciation of property, plant and equipment	$(969)	$(928)	$(1,917)	$(1,829)

	Three Months Ended		Six Months Ended
	6/30/08	6/30/07	6/30/08	6/30/07
	(millions)		(millions)
Amortization of Intangible Assets
AOL	$(41)	$(20)	$(79)	$(42)
Cable	(65)	(64)	(130)	(143)
Filmed Entertainment	(59)	(53)	(115)	(107)
Networks	(12)	(5)	(18)	(8)
Publishing	(17)	(16)	(35)	(35)

Total amortization of intangible assets	$(194)	$(158)	$(377)	$(335)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Six Months Ended
	6/30/08	6/30/07	6/30/08	6/30/07
	(millions)		(millions)
Operating Income (Loss)
AOL(a)	$230	$360	$514	$1,444
Cable(b)	738	711	1,374	1,290
Filmed Entertainment	94	81	277	324
Networks(c)	749	634	1,623	1,494
Publishing	218	256	311	294
Corporate(d)	(91)	(105)	(205)	(384)
Intersegment elimination	8	(1)	(1)	14

Total operating income (loss)	$1,946	$1,936	$3,893	$4,476

(a)
For the three and six months ended June 30, 2007, includes a net $1 million reduction to the gains on the sales of AOL’s German and U.K. access businesses and for the six months ended June 30, 2007, includes a gain of approximately $670 million on the sale of AOL’s German access business and a $1 million noncash asset impairment.

(b)	For the three and six months ended June 30, 2008, includes a $45 million noncash impairment of certain non-core cable systems held for sale.

(c)
For the three and six months ended June 30, 2008, includes an $18 million noncash impairment of GameTap as a result of Turner’s decision to sell its on-line video game business. For the three and six months ended June 30, 2007, includes a $34 million noncash impairment of the Court TV tradename as a result of rebranding the network’s name to truTV, effective January 1, 2008.

(d)
For the three and six months ended June 30, 2008, includes $4 million and $8 million, respectively, in net expenses related to securities litigation and government investigations. For the three and six months ended June 30, 2007, includes $1 million and $153 million, respectively, in legal reserves related to securities litigation and $3 million and $14 million, respectively, in net expenses related to securities litigation and government investigations.

     A summary of total assets by operating segment is set forth below (millions):

	June 30,	December 31,
	2008	2007
Assets
AOL	$6,748	$5,903
Cable	60,449	56,597
Filmed Entertainment	17,399	18,619
Networks	35,684	35,556
Publishing	14,460	14,732
Corporate	2,320	2,423

Total assets	$137,060	$133,830

11. COMMITMENTS AND CONTINGENCIES
Commitments
     As more fully described in the 2007 Form 10-K, the Company has a contingent commitment with regard to its former investment in the Six Flags theme parks located in Georgia and Texas (“Six Flags Georgia” and “Six Flags Texas,” respectively, and, collectively, the “Parks”). To date, no payments have been made by the Company pursuant to this contingent commitment. In November 2007, Moody’s Investors Service, Standard & Poor’s and Fitch Ratings downgraded their credit ratings for Six Flags Inc. (“Six Flags”). In March 2008, Moody’s Investors Service changed Six Flags’ rating outlook to negative from stable and downgraded its speculative-grade liquidity rating. In June 2008, Moody’s Investors Service and Fitch Ratings downgraded their senior unsecured credit ratings for Six Flags.
     The aggregate undiscounted estimated future cash flow requirements covered by the contingent commitment over the remaining term of the agreements are approximately $1.4 billion. The agreements extend through 2027 (Six Flags Georgia) and 2028 (Six Flags Texas). Six Flags has also publicly disclosed that it has deposited approximately $15 million in an escrow account as a source of funds in the event the Company is required to fund any portion of the contingent commitment in the future.
     Because the contingent commitment existed prior to the Company’s adoption of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Others (“FIN 45”), and no modifications to the arrangements have been made since the date the contingent commitment came into existence, the recognition requirements of FIN 45 are not applicable to the arrangements and the Company has continued to account for the contingent commitment in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”). Based on its evaluation of the current facts and circumstances surrounding the contingent commitment (including the recent financial performance reported for the Parks and by Six Flags), the Company has concluded that a probable loss does not exist and, consequently, no liability for the arrangements has been recognized at June 30, 2008. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the contingent commitment.
     In connection with the Separation Agreement, Time Warner (as lender) has a commitment to lend TWC (as borrower) $2.520 billion under the Supplemental Facility. TWC may borrow under the Supplemental Facility at the final maturity of the 2008 Cable Bridge Facility to repay amounts then outstanding under the 2008 Cable Bridge Facility. TWC’s obligations under the Supplemental Facility will be guaranteed by TWE and TW NY.
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
     During the Fall of 2002 and Winter of 2003, several putative class action lawsuits were filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the Time Warner Savings Plan, the Time Warner Thrift Plan and/or the TWC Savings Plan (the “Plans”). Collectively, these lawsuits named as defendants the Company, certain current and former directors and officers of the Company and members of the Administrative Committees of the Plans. The lawsuits alleged that the Company and other defendants breached certain fiduciary duties to plan participants by, inter alia, continuing to offer Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that the Company was experiencing declining advertising revenues and that the Company was inappropriately inflating advertising revenues through various transactions. In 2006, the parties entered into a settlement agreement to resolve the ERISA matters, and the court granted final approval of the settlement on September 27, 2006. The aggregate amount for which the Company settled this lawsuit as well as the related lawsuits is described below. On October 26, 2007, the court issued an order approving certain attorneys’ fees and expenses requested by plaintiffs’ counsel, as well as approving certain incentive awards to the lead plaintiffs. Two of the lead plaintiffs filed an appeal on November 26, 2007 challenging the amount of their incentive awards, but the matter was remanded to the district court upon stipulation of the parties in January 2008, and resolved by order of the district court dated April 9, 2008. The time to appeal that order has expired.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     During the fourth quarter of 2006, the Company established an additional reserve of $600 million related to its remaining securities litigation matters, some of which are described above, bringing the reserve for unresolved claims to approximately $620 million at December 31, 2006. The prior reserve aggregating $3.0 billion established in the second quarter of 2005 had been substantially utilized as a result of the settlements resolving many of the other shareholder lawsuits that had been pending against the Company, including settlements entered into during the fourth quarter of 2006. During the first and second quarters of 2007, the Company reached agreements to settle substantially all of the remaining securities litigation claims, a substantial portion of which had been reserved for at December 31, 2006. During 2007, the Company recorded charges of approximately $153 million for these settlements. At June 30, 2008, the Company’s remaining reserve related to these matters is $10 million, which approximates an expected attorneys’ fee award in the previously settled derivative matter described above. The Company has no remaining securities litigation matters as of June 30, 2008.
Other Matters
     Warner Bros. (South) Inc. (“WBS”), a wholly owned subsidiary of the Company, is litigating numerous tax cases in Brazil. WBS currently is the theatrical distribution licensee for Warner Bros. Entertainment Nederlands (“Warner Bros. Nederlands”) in Brazil and acts as a service provider to the Warner Bros. Nederlands home video licensee. All of the ongoing tax litigation involves WBS’ distribution activities prior to January 2004, when WBS conducted both theatrical and home video distribution. Much of the tax litigation stems from WBS’ position that in distributing videos to rental retailers, it was conducting a distribution service, subject to a municipal service tax, and not the “industrialization” or sale of videos, subject to Brazilian federal and state VAT-like taxes. Both the federal tax authorities and the State of São Paulo, where WBS is based, have challenged this position. Certain of these matters were settled in September 2007 pursuant to a government-sponsored amnesty program. In some additional tax cases, WBS, often together with other film distributors, is challenging the imposition of taxes on royalties remitted outside of Brazil and the constitutionality of certain taxes. The Company intends to defend against the various remaining tax cases vigorously.
     On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics and failure to accord credit to Siegel. The Company answered the complaint and filed counterclaims on November 11, 2004, to which plaintiffs replied on January 7, 2005. On April 30, 2007, the Company filed motions for partial summary judgment on various issues, including the unavailability of accounting for pre-termination and foreign works. On March 26, 2008, the court entered an order of summary judgment finding, among other things, that plaintiffs’ notices of termination were valid and that plaintiffs had thereby recaptured, as of April 16, 1999, their rights to a one-half interest in the Superman story material, as first published, but that the accounting for profits would not include profits attributable to foreign exploitation, republication of pre-termination works and trademark exploitation. The remaining issues in the case are scheduled for trial starting in November 2008. The Company intends to defend against this lawsuit vigorously.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against AOL and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On December 8, 2000, defendants filed a motion to dismiss on the ground that the plaintiffs were volunteers and not employees covered by the FLSA. On March 10, 2006, the court denied defendants’ motion to dismiss. On May 11, 2006, plaintiffs filed a motion under the FLSA asking the court to notify former community leaders nationwide about the lawsuit and allow those community leaders the opportunity to join the lawsuit. On February 21, 2008, the court granted plaintiffs’ motion to issue notice to the former community leaders nationwide, and between April and May of 2008, the parties issued that notice. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case was stayed pending the outcome of the Hallissey motion to dismiss and has not yet been activated. Three related class actions have been filed in state courts in New Jersey, California and Ohio, alleging violations of the FLSA and/or the respective state laws. The New Jersey and Ohio cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. The California action was remanded to California state court, and on January 6, 2004 the court denied plaintiffs’ motion for class certification. Plaintiffs appealed the trial court’s denial of their motion for class certification to the California Court of Appeals. On May 26, 2005, a three-justice panel of the California Court of Appeals unanimously affirmed the trial court’s order denying class certification. The plaintiffs’ petition for review in the California Supreme Court was denied. The Company has settled the remaining individual claims in the California action. The Company intends to defend against the remaining lawsuits vigorously.
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
     On August 1, 2005, Thomas Dreiling filed a derivative suit in the U.S. District Court for the Western District of Washington against AOL and Infospace Inc. as nominal defendant. The complaint, brought in the name of Infospace by one of its shareholders, asserts violations of Section 16(b) of the Exchange Act. Plaintiff alleges that certain AOL executives and the founder of Infospace, Naveen Jain, entered into an agreement to manipulate Infospace’s stock price through the exercise of warrants that AOL had received in connection with a commercial agreement with Infospace. Because of this alleged agreement, plaintiff asserts that AOL and Mr. Jain constituted a “group” that held more than 10% of Infospace’s stock and, as a result, AOL violated the short-swing trading prohibition of Section 16(b) in connection with sales of shares received from the exercise of those warrants. The complaint seeks disgorgement of profits, interest and attorneys’ fees. On September 26, 2005, AOL filed a motion to dismiss the complaint for failure to state a claim, which was denied by the court on December 5, 2005. On October 11, 2007, the parties filed cross-motions for summary judgment. On January 3, 2008, the court granted AOL’s motion and dismissed the complaint with prejudice. On January 29, 2008, plaintiff filed a

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
notice of appeal with the U.S. Court of Appeals for the Ninth Circuit. Briefing on the appeal began in May 2008 and is underway. The Company intends to defend against this lawsuit vigorously.
     On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and AOL, among other defendants, infringe a number of patents purportedly relating to customer call center operations and/or voicemail services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. In April 2008, AOL and TWC (among other defendants) filed motions for summary judgment, arguing that a number of claims in the patents at issue are invalid under Section 112 of the Patent Act. On June 19, 2008, the court issued an order granting, in part, and denying, in part, those motions. The Company intends to defend against this lawsuit vigorously.
     On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the district court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the court granted preliminary approval of a class settlement arrangement, but final approval of that settlement was denied on January 26, 2007. The parties subsequently reached a revised settlement to resolve this action on terms that are not material to the Company and submitted their agreement to the district court on April 2, 2008. On May 8, 2008, the district court granted preliminary approval of the settlement, but it is still subject to final approval by the district court and there can be no assurance that the settlement will receive this approval. Absent the issuance of final court approval of the revised settlement, the Company intends to defend against this lawsuit vigorously.
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
     Other matters relating to the Trilogy have also been pursued. On February 11, 2008, trustees of the Tolkien Trust and the J.R.R. Tolkien 1967 Discretionary Settlement Trust, as well as HarperCollins Publishers, Ltd. and two related publishing entities, sued NLC Corp., Katja, and other unnamed defendants in Los Angeles Superior Court. The complaint alleges that defendants breached contracts relating to the Trilogy by, among other things, failing to make full payment to plaintiffs for their participation in the Trilogy’s gross receipts. The suit also seeks declarations as to the meaning of several provisions of the relevant agreements, including a declaration that would terminate defendants’ future rights to other motion pictures based on J.R.R. Tolkien’s works, including The Hobbit. In addition, the complaint sets forth related claims of breach of fiduciary duty, fraud and for reformation, an accounting and imposition of a constructive trust. Plaintiffs seek compensatory damages in excess of $150 million, unspecified punitive damages, and other relief. On May 14, 2008, NLC Corp. moved to dismiss under California law certain claims in the complaint and on June 24, 2008, the court granted that motion, finding that plaintiffs had failed to state sufficient facts to support their fraud and breach of fiduciary duty claims, and granted plaintiffs leave to amend the complaint. The Company intends to defend against this lawsuit vigorously.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     AOL Europe Services SARL (“AOL Luxembourg”), a wholly owned subsidiary of AOL organized under the laws of Luxembourg, has received two separate assessments from the French tax authorities for French value added tax (“VAT”) related to AOL Luxembourg’s subscription revenues from French subscribers. The first assessment, received on December 27, 2006, relates to subscription revenues earned during the period from July 1, 2003 through December 31, 2003, and the second assessment, received on December 5, 2007, relates to subscription revenues earned during the period from January 1, 2004 through December 31, 2004. Together, the assessments, including interest accrued through the respective assessment dates, total €94 million (approximately $149 million based on the exchange rate as of June 30, 2008). The French tax authorities assert that the French subscriber revenues are subject to French VAT, instead of Luxembourg VAT, as originally reported and paid by AOL Luxembourg. AOL Luxembourg could receive similar assessments from the French tax authorities in the future for subscription revenues earned in 2005 through 2006. The Company is currently appealing these assessments at the French VAT audit level and intends to defend against these assessments vigorously.
     On August 30, 2007, eight years after the case was initially filed, the Supreme Court of the Republic of Indonesia overturned the rulings of two lower courts and issued a judgment against Time Inc. Asia and six journalists in the matter of H.M. Suharto v. Time Inc. Asia et al. The underlying libel lawsuit was filed in July 1999 by the former dictator of Indonesia following the publication of TIME magazine’s May 24, 1999 cover story “Suharto Inc.” Following a trial in the Spring of 2000, a three-judge panel of an Indonesian court found in favor of Time Inc. and the journalists, and that decision was affirmed by an intermediate appellate court in March 2001. The court’s August 30, 2007 decision reversed those prior determinations and ordered defendants to, among other things, apologize for certain aspects of the May 1999 article and pay Mr. Suharto damages in the amount of one trillion rupiah (approximately $109 million based on the exchange rate as of June 30, 2008). The Company continues to defend this matter vigorously and has challenged the judgment by filing a petition for review with the Supreme Court of the Republic of Indonesia on February 21, 2008. Mr. Suharto’s heirs opposed this petition in a filing made on or about April 4, 2008. The Company does not believe it is likely that efforts to enforce such judgment within Indonesia, or in those jurisdictions outside of Indonesia in which the Company has substantial assets, would result in any material loss to the Company. Consequently, no loss has been accrued for this matter as of June 30, 2008. Moreover, the Company believes that insurance coverage is available for the judgment, were it to be sustained and, eventually, enforced.
     On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and TWC. The complaint, which also named as defendants several other programming content providers (collectively, the “programmer defendants”) as well as other cable and satellite providers (collectively, the “distributor defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action (the “First Amended Complaint”) that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On December 21, 2007, the programmer defendants, including the Company, and the distributor defendants, including TWC, filed motions to dismiss the First Amended Complaint. On March 10, 2008, the court granted these motions, dismissing the First Amended Complaint with leave to amend. On March 20, 2008, plaintiffs filed a second amended complaint (the “Second Amended Complaint”) that modified certain aspects of the First Amended Complaint in an attempt to address the deficiencies noted by the court in its prior dismissal order. On April 22, 2008, the programmer defendants, including the Company, and the distributor defendants, including TWC, filed motions to dismiss the Second Amended Complaint. On June 25, 2008, the court denied these motions, and on July 14, 2008, the programmer defendants and the distributor defendants filed motions requesting the court to certify its June 25 order for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit. The Company intends to defend against this lawsuit vigorously.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Income Tax Uncertainties
     During the six months ended June 30, 2008, the Company recorded additional income tax reserves of approximately $175 million, including reserves attributable to uncertainties associated with the utilization of certain state and local tax attributes and taxes on foreign remittances. Of the $175 million additional income tax reserves, approximately $110 million would affect the Company’s effective tax rate if reversed. During the six months ended June 30, 2008, the Company recorded interest reserves related to the income tax reserves of approximately $35 million.
12. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     Additional financial information with respect to cash (payments) and receipts is as follows (millions):

	Six Months Ended
	6/30/08	6/30/07
Cash payments made for interest	$(1,113)	$(1,135)
Interest income received	58	44

Cash interest payments, net	$(1,055)	$(1,091)

Cash payments made for income taxes	$(436)	$(392)
Income tax refunds received	105	65

Cash tax payments, net	$(331)	$(327)

     The consolidated statement of cash flows for the six months ended June 30, 2008 reflects approximately $33 million of common stock repurchases that were executed in the fourth quarter of 2007 and were included in other current liabilities as of December 31, 2007, but for which payment was not made until the first quarter of 2008.
Interest Expense, Net
     Interest expense, net, consists of (millions):

	Three Months Ended		Six Months Ended
	6/30/08	6/30/07	6/30/08	6/30/07
Interest income	$50	$53	$100	$99
Interest expense	(600)	(627)	(1,196)	(1,224)

Total interest expense, net	$(550)	$(574)	$(1,096)	$(1,125)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other Income (Loss), Net
     Other income (loss), net, consists of (millions):

	Three Months Ended		Six Months Ended
	6/30/08	6/30/07	6/30/08	6/30/07
Investment gains (losses), net	$12	$111	$(15)	$274
Income (loss) on equity method investees	—	9	(8)	(3)
Losses on accounts receivable securitization programs	(7)	(14)	(20)	(27)
Other	(10)	2	(10)	(11)

Total other income (loss), net	$(5)	$108	$(53)	$233

Other Current Liabilities
     Other current liabilities consist of (millions):

	June 30,	December 31,
	2008	2007
Accrued expenses	$3,730	$3,975
Accrued compensation	1,000	1,474
Accrued income taxes	216	162

Total other current liabilities, net	$4,946	$5,611

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
Basis of Presentation
     In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Parent Company’s interests in the Guarantor Subsidiaries and (ii) the Guarantor Subsidiaries’ interests in the Non-Guarantor Subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under U.S. generally accepted accounting principles. All intercompany balances and transactions between the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.”
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

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Balance Sheet
June 30, 2008
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$223	$91	$4,871	$—	$5,185
Receivables, net	29	2	6,117	—	6,148
Inventories	—	18	1,995	—	2,013
Prepaid expenses and other current assets	63	83	627	—	773
Deferred income taxes	732	562	554	(1,116)	732

Total current assets	1,047	756	14,164	(1,116)	14,851
Noncurrent inventories and film costs	—	—	5,240	—	5,240
Investments in amounts due from consolidated subsidiaries	91,445	84,366	—	(175,811)	—
Investments, including available-for-sale securities	74	508	1,860	(502)	1,940
Property, plant and equipment, net	417	242	17,553	—	18,212
Intangible assets subject to amortization, net	—	1	5,087	—	5,088
Intangible assets not subject to amortization	—	643	46,571	—	47,214
Goodwill	—	2,617	39,917	—	42,534
Other assets	111	270	1,600	—	1,981

Total assets	$93,094	$89,403	$131,992	$(177,429)	$137,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6	$16	$1,195	$—	$1,217
Participations payable	—	—	2,590	—	2,590
Royalties and programming costs payable	—	9	1,291	—	1,300
Deferred revenue	—	—	1,278	—	1,278
Debt due within one year	—	5	123	—	128
Other current liabilities	501	377	4,212	(144)	4,946
Current liabilities of discontinued operations	—	—	3	—	3

Total current liabilities	507	407	10,692	(144)	11,462
Long-term debt	17,727	5,264	16,616	—	39,607
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Debt due (from) to affiliates	(1,090)	—	1,090	—	—
Deferred income taxes	14,361	15,782	16,149	(31,931)	14,361
Deferred revenue	—	—	473	—	473
Other liabilities	2,215	3,079	5,943	(4,189)	7,048
Minority interests	—	—	4,056	379	4,435
Shareholders’ equity
Due to Time Warner and subsidiaries	—	(14,215)	(31,685)	45,900	—
Other shareholders’ equity	59,374	79,086	108,358	(187,444)	59,374

Total shareholders’ equity	59,374	64,871	76,673	(141,544)	59,374

Total liabilities and shareholders’ equity	$93,094	$89,403	$131,992	$(177,429)	$137,060

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

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Three Months Ended June 30, 2008
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

Revenues	$—	$328	$11,254	$(27)	$11,555

Costs of revenues	—	(123)	(6,773)	26	(6,870)
Selling, general and administrative	(80)	(72)	(2,321)	1	(2,472)
Amortization of intangible assets	—	—	(194)	—	(194)
Amounts related to securities litigation and government investigations	(4)	—	—	—	(4)
Merger-related, restructuring and shut-down costs	(1)	—	(5)	—	(6)
Asset impairments	—	—	(63)	—	(63)

Operating income (loss)	(85)	133	1,898	—	1,946
Equity in pretax income of consolidated subsidiaries	1,607	1,739	—	(3,346)	—
Interest income, net	(241)	(271)	(38)	—	(550)
Other income (expense), net	23	4	(8)	(24)	(5)
Minority interest expense, net	—	—	(75)	(12)	(87)

Income from continuing operations before income taxes	1,304	1,605	1,777	(3,382)	1,304
Income tax provision	(509)	(630)	(686)	1,316	(509)

Income from continuing operations	795	975	1,091	(2,066)	795
Discontinued operations, net of tax	(3)	(3)	(3)	6	(3)

Net income	$792	$972	$1,088	$(2,060)	$792

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Three Months Ended June 30, 2007
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

Revenues	$—	$300	$10,707	$(27)	$10,980

Costs of revenues	—	(156)	(6,286)	25	(6,417)
Selling, general and administrative	(86)	(65)	(2,248)	2	(2,397)
Amortization of intangible assets	—	—	(158)	—	(158)
Amounts related to securities litigation and government investigations	(4)	—	—	—	(4)
Merger-related, restructuring, and shut-down costs	—	—	(33)	—	(33)
Asset impairments	—	—	(34)	—	(34)
Loss on disposal of assets, net	—	—	(1)	—	(1)

Operating income (loss)	(90)	79	1,947	—	1,936
Equity in pretax income of consolidated subsidiaries	1,735	2,012	—	(3,747)	—
Interest income (expense), net	(266)	(366)	58	—	(574)
Other income (expense), net	—	(5)	125	(12)	108
Minority interest expense, net	—	—	(71)	(20)	(91)

Income from continuing operations before income taxes	1,379	1,720	2,059	(3,779)	1,379
Income tax provision	(434)	(590)	(721)	1,311	(434)

Income from continuing operations	945	1,130	1,338	(2,468)	945
Discontinued operations, net of tax	122	128	67	(195)	122

Net income	$1,067	$1,258	$1,405	$(2,663)	$1,067

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Six Months Ended June 30, 2008
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

Revenues	$—	$643	$22,388	$(59)	$22,972

Costs of revenues	—	(235)	(13,356)	58	(13,533)
Selling, general and administrative	(176)	(129)	(4,646)	1	(4,950)
Amortization of intangible assets	—	—	(377)	—	(377)
Amounts related to securities litigation and government investigations	(8)	—	—	—	(8)
Merger-related, restructuring and shut-down costs	(7)	—	(141)	—	(148)
Asset impairments	—	—	(63)	—	(63)

Operating income (loss)	(191)	279	3,805	—	3,893
Equity in pretax income of consolidated subsidiaries	3,242	3,578	—	(6,820)	—
Interest income (expense), net	(504)	(610)	18	—	(1,096)
Other income (expense), net	27	(13)	(18)	(49)	(53)
Minority interest expense, net	—	—	(142)	(28)	(170)

Income from continuing operations before income taxes	2,574	3,234	3,663	(6,897)	2,574
Income tax provision	(1,008)	(1,262)	(1,422)	2,684	(1,008)

Income from continuing operations	1,566	1,972	2,241	(4,213)	1,566
Discontinued operations, net of tax	(3)	(3)	(3)	6	(3)

Net income	$1,563	$1,969	$2,238	$(4,207)	$1,563

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Six Months Ended June 30, 2007
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

Revenues	$—	$592	$21,623	$(51)	$22,164

Costs of revenues	—	(258)	(12,704)	49	(12,913)
Selling, general and administrative	(202)	(118)	(4,488)	2	(4,806)
Amortization of intangible assets	—	—	(335)	—	(335)
Amounts related to securities litigation and government investigations	(167)	—	—	—	(167)
Merger-related, restructuring, and shut-down costs	—	—	(101)	—	(101)
Asset impairments	—	—	(35)	—	(35)
Gains on disposal of assets, net	—	—	669	—	669

Operating income (loss)	(369)	216	4,629	—	4,476
Equity in pretax income of consolidated subsidiaries	4,218	4,680	—	(8,898)	—
Interest income (expense), net	(500)	(715)	90	—	(1,125)
Other income (expense), net	14	(6)	259	(34)	233
Minority interest expense, net	—	—	(146)	(75)	(221)

Income from continuing operations before income taxes	3,363	4,175	4,832	(9,007)	3,363
Income tax provision	(1,231)	(1,544)	(1,801)	3,345	(1,231)

Income from continuing operations	2,132	2,631	3,031	(5,662)	2,132
Discontinued operations, net of tax	138	145	82	(227)	138

Net income	$2,270	$2,776	$3,113	$(5,889)	$2,270

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Cash Flows
For The Six Months Ended June 30, 2008
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
OPERATIONS
Net income	$1,563	$1,969	$2,238	$(4,207)	$1,563
Adjustments for noncash and nonoperating items:
Depreciation and amortization	21	37	2,236	—	2,294
Amortization of film and television costs	—	174	2,785	—	2,959
Asset impairments	—	—	63	—	63
(Gain) Loss on investments and other assets, net	(23)	2	28	—	7
Deficiency of distributions over equity in pretax income of consolidated subsidiaries	(3,241)	(3,578)	—	6,819	—
Equity in losses of investee companies, net of cash distributions	—	—	25	—	25
Equity-based compensation	28	13	128	—	169
Minority interests	—	—	142	28	170
Deferred income taxes	311	182	161	(343)	311
Changes in operating assets and liabilities, net of acquisitions	542	1,361	(2,234)	(2,289)	(2,620)
Adjustments relating to discontinued operations	3	3	(9)	(6)	(9)

Cash provided (used) by operations	(796)	163	5,563	2	4,932
INVESTING ACTIVITIES
Investments in available-for-sale securities	(6)	—	(8)	—	(14)
Investments and acquisitions, net of cash acquired	(18)	(5)	(1,213)	—	(1,236)
Capital expenditures and product development costs	(3)	(28)	(2,018)	—	(2,049)
Investment proceeds from available-for-sale securities	9	1	4	—	14
Other investment proceeds	20	34	177	—	231
Advances to parent and consolidated subsidiaries	1,261	1,697	—	(2,958)	—

Cash provided (used) by investing activities	1,263	1,699	(3,058)	(2,958)	(3,054)
FINANCING ACTIVITIES
Borrowings	19,375	—	5,224	—	24,599
Debt repayments	(19,483)	(166)	(2,333)	—	(21,982)
Proceeds from exercise of stock options	73	—	—	—	73
Excess tax benefit on stock options	3	—	—	—	3
Principal payments on capital leases	—	—	(20)	—	(20)
Repurchases of common stock	(332)	—	—	—	(332)
Dividends paid	(450)	—	—	—	(450)
Other	(16)	—	(84)	—	(100)
Change in due to/from parent and investment in segment	—	(1,658)	(1,298)	2,956	—

Cash provided (used) by financing activities	(830)	(1,824)	1,489	2,956	1,791
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(363)	38	3,994	—	3,669

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	586	53	877	—	1,516

CASH AND EQUIVALENTS AT END OF PERIOD	$223	$91	$4,871	$—	$5,185

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Cash Flows
For The Six Months Ended June 30, 2007
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
OPERATIONS
Net income	$2,270	$2,776	$3,113	$(5,889)	$2,270
Adjustments for noncash and nonoperating items:
Depreciation and amortization	22	35	2,107	—	2,164
Amortization of film and television costs	—	197	2,677	—	2,874
Asset impairments	—	—	35	—	35
Gain on investments and other assets, net	(8)	(4)	(939)	—	(951)
Deficiency of distributions over equity in pretax income of consolidated subsidiaries	(4,218)	(4,680)	—	8,898	—
Equity in losses of investee companies, net of cash distributions	—	1	27	—	28
Equity-based compensation	33	11	129	—	173
Minority interests	—	—	146	75	221
Deferred income taxes	1,014	554	550	(1,104)	1,014
Amounts related to securities litigation and government investigations	(743)	—	—	—	(743)
Changes in operating assets and liabilities, net of acquisitions	589	1,175	(3,440)	(2,207)	(3,883)
Adjustments relating to discontinued operations	(138)	(145)	(27)	227	(83)

Cash provided (used) by operations	(1,179)	(80)	4,378	—	3,119
INVESTING ACTIVITIES
Investments in available-for-sale securities	(3)	—	(86)	—	(89)
Investments and acquisitions, net of cash acquired	(25)	(11)	(276)	—	(312)
Investment activities of discontinued operations	—	—	(26)	—	(26)
Capital expenditures and product development costs	14	(63)	(1,938)	—	(1,987)
Investment proceeds from available-for-sale securities	10	13	—	—	23
Other investment proceeds	3	24	1,393	—	1,420
Advances to parent and consolidated subsidiaries	3,306	2,103	—	(5,409)	—

Cash provided (used) by investing activities	3,305	2,066	(933)	(5,409)	(971)
FINANCING ACTIVITIES
Borrowings	3,645	—	5,897	—	9,542
Debt repayments	(2,164)	—	(6,450)	—	(8,614)
Proceeds from exercise of stock options	420	—	—	—	420
Excess tax benefit on stock options	58	—	—	—	58
Principal payments on capital leases	—	—	(32)	—	(32)
Repurchases of common stock	(3,668)	—	—	—	(3,668)
Dividends paid	(417)	—	—	—	(417)
Other	(5)	—	(91)	—	(96)
Change in due to/due from parent and investment in segment	—	(2,011)	(3,398)	5,409	—

Cash used by financing activities	(2,131)	(2,011)	(4,074)	5,409	(2,807)
DECREASE IN CASH AND EQUIVALENTS	(5)	(25)	(629)	—	(659)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	207	77	1,265	—	1,549

CASH AND EQUIVALENTS AT END OF PERIOD	$202	$52	$636	$—	$890

Part II. Other Information
Item 1. Legal Proceedings.
Securities Matters
     Reference is made to the consolidated ERISA class action lawsuits described on page 50 of the 2007 Form 10-K and page 54 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “March 2008 Form 10-Q). The matter of the appeal filed on November 26, 2007 by two of the lead plaintiffs challenging the amount of their incentive awards was resolved by order of the district court dated April 9, 2008, and the time to appeal that order has expired.
Other Matters
     Reference is made to the lawsuit filed by Hallisey et al. described on pages 52-53 of the 2007 Form 10-K and page 54 of the March 2008 Form 10-Q. Between April and May 2008, the parties issued notice to the former community leaders nationwide, pursuant to the court’s February 21, 2008 order granting plaintiffs’ motion to issue that notice.
     Reference is made to the lawsuit filed by Thomas Dreiling described on page 53 of the 2007 Form 10-K. Briefing on the plaintiff’s appeal before the Ninth Circuit Court of Appeals began in May 2008 and is underway.
     Reference is made to the lawsuit filed by Ronald A. Katz Technology Licensing, L.P. described on page 53 of the 2007 Form 10-K. In April 2008, AOL and TWC (among other defendants) filed motions for summary judgment, arguing that a number of claims in the patents at issue are invalid under Section 112 of the Patent Act. On June 19, 2008, the court issued an order granting, in part, and denying, in part, those motions.
     Reference is made to the lawsuit filed by Andrew Parker and Eric DeBrauwere, et al. described on page 53 of the 2007 Form 10-K and page 54 of the March 2008 Form 10-Q. On May 8, 2008, the district court granted preliminary approval of the revised settlement agreement that was submitted to the district court on April 2, 2008. The settlement is still subject to final approval by the district court and there can be no assurance that the settlement will receive final approval.
     Reference is made to the lawsuit filed by trustees of the Tolkien Trust and the J.R.R. Tolkien 1967 Discretionary Settlement Trust, as well as HarperCollins Publishers, Ltd. and two related publishing entities described on page 54 of the 2007 Form 10-K. On May 14, 2008, New Line Cinema Corporation moved to dismiss under California law certain claims in the complaint and on June 24, 2008, the court granted that motion, finding that plaintiffs had failed to state sufficient facts to support their fraud and breach of fiduciary duty claims, and granted plaintiffs leave to amend the complaint.
     Reference is made to the lawsuit filed by Brantley, et al. described on page 55 of the 2007 Form 10-K and page 54 of the March 2008 Form 10-Q. On June 25, 2008, the court denied the motions made on April 22, 2008 by the programmer defendants, including the Company, and the distributor defendants, including TWC, to dismiss the second amended complaint. On July 14, 2008, the programmer defendants and the distributor defendants filed motions requesting the court to certify its June 25 order for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit.
Item 1A. Risk Factors.
     As discussed above, on May 20, 2008, the Company entered into a Separation Agreement with TWC, the terms of which will govern TWC’s separation from the Company (the “Separation”). The TWC Separation Transactions are expected to be consummated by the end of 2008 or in early 2009. The following Risk Factors have been included as a result of the entry into the Separation Agreement and should be read in conjunction with the Risk Factors set forth in Item 1A, “Risk Factors,” in the 2007 Form 10-K.
Risks Relating to the Separation
     The Company may be unable to complete the Separation. There can be no assurance that the Separation will be completed in the manner and timeframe contemplated, or at all. Completion of the Separation is subject to the satisfaction of a number of conditions, including:
•	receipt of certain FCC approvals;

•	receipt of certain required local franchise approvals; and

•	receipt of a favorable tax ruling from the Internal Revenue Service and tax opinions from counsel as to the tax-free nature of the TWC Separation Transactions.
     The Separation Agreement may also be terminated by TWC or Time Warner prior to the payment of the Special Dividend if there is a material adverse effect on TWC. In addition, there are various risks that are inherent in the Separation process, such as the increased demands on management as a result of executing the plan for the Separation in addition to fulfilling their regular responsibilities.
     If the Separation is not completed for any reason, the price of Time Warner’s common stock may decline to the extent that the market price reflects positive assumptions that the Separation will be completed and the related benefits will be realized. The Company will also incur substantial costs related to the Separation (such as legal, accounting and advisory fees) that will not be recouped in the event that the Separation does not occur.
     The Company may not achieve some or all of the benefits that it expects from the Separation. Time Warner believes that the Separation will result in several benefits to the Company, including increased long-term strategic, financial, operational and regulatory flexibility, a more efficient capital structure, a corporate structure that will better enable management to focus on Time Warner’s content and other businesses and further enhancement of the efficacy of equity incentives granted to management of those businesses. Similarly, TWC believes that the Separation will result in several benefits to TWC, including increased long-term strategic, operational and regulatory flexibility and a more efficient capital structure. The Company cannot predict with certainty when these benefits will occur or the extent to which they actually will be achieved, if at all. Furthermore, even if some or all of these benefits are achieved, they may not result in the creation of value for Time Warner and TWC stockholders.
     After the Separation, Time Warner’s businesses will be less diversified, which may adversely affect its business and operating results. After the Separation is completed, Time Warner will have a different operational and financial profile. Time Warner’s current diversification of revenue sources, resulting from TWC’s businesses together with the Company’s other businesses, tends to moderate operational volatility. The substantial majority of the revenues currently generated by TWC are subscription revenues. Certain of the Company’s divisions other than TWC derive a substantial portion of their revenues from the sale of advertising and content. Due to a number of factors, advertising and content revenues are generally more variable and less predictable than subscription revenues. Following the Separation, the Company’s diversification of revenue sources will substantially diminish, and, as a result, Time Warner’s results of operations, cash flows, working capital and financing requirements may be subject to increased volatility.
     In addition, all of TWC’s operations are domestic, while Time Warner’s other divisions operate and serve customers worldwide. After the Separation, Time Warner will have increased exposure to the risks related to doing business internationally, which include, among other things, economic volatility, currency exchange rate fluctuations and risks related to government regulation. One or more of these risks could harm the Company’s international operations and its business and operating results.
     If the TWC Separation Transactions are determined to be taxable for U.S. federal income tax purposes, Time Warner and Time Warner’s stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. The TWC Separation Transactions are conditioned upon Time Warner’s receipt of a private letter ruling from the Internal Revenue Service and opinions of tax counsel confirming that the TWC Separation Transactions should generally qualify as tax-free to Time Warner and its stockholders. The ruling and opinions will rely on certain facts, assumptions, representations and undertakings from Time Warner and TWC regarding the past and future conduct of the companies’ businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Time Warner and its stockholders may not be able to rely on the ruling or the opinions and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions, the Internal Revenue Service could determine on audit that the TWC Separation Transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or for other reasons, including as a result of significant changes in the stock ownership of Time Warner or TWC after the Distribution. Under the tax sharing agreement among Time Warner and TWC, TWC generally would be required to indemnify Time Warner against its taxes resulting from the failure of any of the TWC Separation Transactions to qualify as tax-free (“Transaction Taxes”) as a result of (i) certain actions or failures to act by TWC or (ii) the failure of certain representations to be made by TWC to be true. However, in the event that Transaction Taxes are incurred for any other reason, Time

Warner would not be entitled to indemnification. In addition, due to the potential impact of significant stock ownership changes on the taxability of the TWC Separation Transactions, Time Warner and TWC may determine not to enter into transactions that might otherwise be advantageous, such as issuing equity securities to satisfy financing needs or acquiring businesses or assets with equity securities, if such issuances would exceed certain thresholds and such actions could be considered part of a plan or series of related transactions that include the Distribution.
     As part of the Separation, TWC has incurred and will incur additional debt, which may limit its flexibility or prevent it from taking advantage of business opportunities. In connection with the Separation, TWC incurred $5.0 billion of indebtedness pursuant to the 2008 Cable Bond Offering to fund, in part, the Special Dividend and is expected to incur additional indebtedness to fund the Special Dividend through a combination of borrowings under the 2008 Cable Bridge Facility, TWC’s existing bank credit facilities and/or the issuance of debt in the capital markets. The increased indebtedness and the terms of TWC’s financing arrangements and any future indebtedness will impose various restrictions and covenants on TWC that could limit its ability to respond to market conditions, provide for its capital investment needs or take advantage of business opportunities. In addition, as a result of TWC’s increased borrowings, its interest expense will be higher than it has been in the past, which will affect TWC’s profitability and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
     The following table provides information about purchases by the Company during the quarter ended June 30, 2008 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(1)	Paid Per Share(2)	Programs(3)	Plans or Programs(4)
April 1, 2008 — April 30, 2008	6,459	$14.28	0	$2,202,463,464
May 1, 2008 — May 31, 2008	536	$16.03	0	$2,202,463,464
June 1, 2008 — June 30, 2008	0	N/A	0	$2,202,463,464

Total	6,995	$14.41	0

(1)
The total number of shares purchased includes (a) shares of Common Stock purchased by the Company under the Stock Repurchase Program described in footnote 3 below, and (b) shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date. The number of shares of Common Stock purchased by the Company in connection with the vesting of such awards totaled 6,459 shares, 536 shares and 0 shares, respectively, for the months of April, May and June.

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

Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Stockholders of the Company was held on May 16, 2008 (the “2008 Annual Meeting”). The following matters were voted on at the 2008 Annual Meeting:
(i)	The following individuals were elected directors of the Company for terms expiring in 2009:

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes
James L. Barksdale	2,981,086,819	176,650,795	43,500,847	0
Jeffrey L. Bewkes	2,989,553,830	173,252,501	38,432,130	0
Stephen F. Bollenbach	2,972,600,890	183,616,000	45,021,571	0
Frank J. Caufield	2,973,371,812	183,806,844	44,059,805	0
Robert C. Clark	2,981,083,081	181,328,262	38,827,118	0
Mathias Döpfner	2,962,846,516	192,958,494	45,433,451	0
Jessica P. Einhorn	2,987,593,795	174,657,226	38,987,440	0
Reuben Mark	2,973,728,912	183,181,855	44,327,694	0
Michael A. Miles	2,939,813,055	216,752,933	44,672,473	0
Kenneth J. Novack	2,782,816,297	372,483,537	45,938,627	0
Richard D. Parsons	2,955,522,528	203,087,368	42,628,565	0
Deborah C. Wright	2,964,017,677	193,941,510	43,279,274	0
(ii)	Approval of Company proposal regarding amendment to the Company’s Restated Certificate of Incorporation to eliminate the remaining super-majority vote requirements:

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes
	3,103,845,164	41,836,821	55,556,476	0

(iii)	Approval of Company proposal regarding approval of the Amended and Restated Time Warner Inc. Annual Bonus Plan for Executive Officers:

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes
	2,849,494,237	295,025,345	56,718,879	0

(iv)	Ratification of appointment of Ernst & Young LLP as independent auditors of the Company:

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes
	3,112,046,132	35,087,263	54,105,066	0

(v)	Stockholder proposal regarding separation of roles of Chairman and CEO:

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes
	1,214,600,139	1,549,339,671	55,125,762	382,172,889
Item 5. Other Information.
     On July 31, 2008, the Board of Directors of the Company elected Herbert M. Allison, Jr., as a director of the Company, effective July 31, 2008. Mr. Allison is former chairman, president, and chief executive officer of TIAA-CREF. Mr. Allison was elected to a newly-created position on the Board, bringing the total number of directors of the Company to 13. The Board has not yet elected Mr. Allison to any committees of the Board.
     Effective on July 31, 2008, Mr. Allison became eligible to participate in the Time Warner Inc. 1999 Stock Plan, the Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, and the Time Warner

Inc. Non-Employee Directors’ Deferred Compensation Plan, which are described under the caption “Compensation — Director Compensation” in the Company’s Proxy Statement filed with the SEC on March 31, 2008. Upon Mr. Allison’s election to the Board, he received a cash retainer of $79,180 (representing a pro-rated portion of the $100,000 annual cash retainer for non-employee directors for the period until the 2009 annual meeting of stockholders) and an award of stock options to purchase 8,000 shares of Time Warner common stock under the Time Warner Inc. 1999 Stock Plan.
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
Date: August 6, 2008
/s/ John K. Martin, Jr.
John K. Martin, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

2.1
Separation Agreement, dated as of May 20, 2008, among the Company, Time Warner Cable Inc. (“TWC”), Time Warner Entertainment Company, L.P. (“TWE”), TW NY Cable Holding Inc. (“TW NY”), Warner Communications Inc., Historic TW Inc. and American Television and Communications Corporation (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 20, 2008 (the “May 2008 Form 8-K”).

3.1
Certificate of Amendment, dated June 4, 2008, to the Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on June 4, 2008 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 4, 2008).

4.1	Form of 6.20% Notes due 2013 of TWC (incorporated herein by reference to Exhibit 4.1 to TWC’s Current Report on Form 8-K dated June 16, 2008 (File No. 1-33335) (the “TWC June 2008 Form 8-K”)).

4.2	Form of 6.75% Notes due 2018 of TWC (incorporated herein by reference to Exhibit 4.2 to the TWC June 2008 Form 8-K).

4.3	Form of 7.30% Debentures due 2038 of TWC (incorporated herein by reference to Exhibit 4.3 to the TWC June 2008 Form 8-K).

10.1	Amendment No. 1 to Registration Rights Agreement between the Company and TWC, dated as of May 20, 2008.

10.2	Amendment No. 1 to Reimbursement Agreement made by and among TWC and the Company, dated May 20, 2008.

10.3	Second Amended and Restated Tax Matters Agreement, dated as of May 20, 2008, between the Company and TWC (incorporated herein by reference to Exhibit 99.2 to the May 2008 Form 8-K).

10.4	Amendment No. 1 to Shareholder Agreement between the Company and TWC, dated as of May 20, 2008.

10.5
Underwriting Agreement, dated June 16, 2008, among TWC, TW NY, TWE and Banc of America Securities LLC, BNP Paribas Securities Corp., Greenwich Capital Markets, Inc., Morgan Stanley & Co. Incorporated and Wachovia Capital Markets, LLC on behalf of themselves and as representatives of the other underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the TWC June 2008 Form 8-K).

10.6
Credit Agreement, dated as of June 30, 2008, among TWC, as Borrower, the Lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, The Royal Bank of Scotland plc and Fortis Bank SA/NV New York Branch, as Tranche I Co-Syndication Agents, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corporation, as Tranche I Co-Documentation Agents, Deutsche Bank Securities Inc. and RBS Greenwich Capital, as Tranche I Joint-Lead Arrangers and Joint Bookrunners, BNP Paribas Securities Corp., The Bank of Tokyo-Mitsubishi UFJ, Ltd. New York Branch and Citibank, N.A., as Tranche II Co-Syndication Agents, Bank of America, N.A. and Wachovia Bank, National Association, as Tranche II Co-Documentation Agents, and BNP Paribas Securities Corp. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. New York Branch, as Tranche II Joint-Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 99.1 to TWC’s Current Report on Form 8-K dated June 30, 2008 (File No. 1-33335)).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of

2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. †

†
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