Form 10-Q
period 2008-09-30
TIME WARNER INC.
filed 2008-11-05
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2008 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑

Shares Outstanding
Description of Class	as of October 29, 2008
Common Stock – $.01 par value	3,587,436,253

TIME WARNER INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page
PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Results of Operations and Financial Condition	1
Item 4. Controls and Procedures	35
Consolidated Balance Sheet at September 30, 2008 and December 31, 2007	36
Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2008 and 2007	37
Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	38
Consolidated Statement of Shareholders’ Equity	39
Notes to Consolidated Financial Statements	40
Supplementary Information	66

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	75
Item 1A. Risk Factors	76
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 5. Other Information	76
Item 6. Exhibits	77
EX-10.1 Amendment to the AOL Time Warner Inc. 1994 Stock Option Plan
EX-10.2 Amendment to the Time Warner Corporate Group Stock Incentive Plan
EX-10.3 Amendment to the Time Warner 1997 Stock Option Plan
EX-10.4 Amendment to the America Online, Inc. 1992 Employee, Director and Consultant Stock Option Plan
EX-10.5 Amendment to the Time Warner Inc. 1999 Stock Plan
EX-10.6 Amendment to the Time Warner Inc. 2003 Stock Incentive Plan
EX-10.7 Amendment to the Time Warner Inc. 2006 Stock Incentive Plan
EX-10.8 Amendment to the Time Warner 1996 Stock Option Plan for Non-Employee Directors
EX-10.9 Employment Agreement between the Company and Patricia Fili-Krushel
EX-31.1 Section 302 Certification of the PEO
EX-31.2 Section 302 Certification of the PFO
EX-32 Section 906 Certification of the PEO and PFO

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

•
Results of operations. This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2008. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2008 and cash flows for the nine months ended September 30, 2008.

•
Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “June 2008 Form 10-Q”) for a discussion of the risk factors applicable to the Company.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
OVERVIEW
     Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, TNT, CNN, AOL, People, Sports Illustrated, Time and Time Warner Cable. The Company produces and distributes films through Warner Bros. and New Line Cinema, including The Dark Knight, Sex and the City, Get Smart, Journey to the Center of the Earth and the Harry Potter films, as well as television series, including Two and a Half Men, Without a Trace, Cold Case, The Closer and ER. During the nine months ended September 30, 2008, the Company generated revenues of $34.678 billion (up 2% from $33.840 billion in 2007), Operating Income of $6.229 billion (down 6% from $6.606 billion in 2007), Net Income of $2.630 billion (down 22% from $3.356 billion in 2007) and Cash Provided by Operations of $8.094 billion (up 31% from $6.156 billion in 2007). As discussed more fully in “Business Segment Results,” the nine months ended September 30, 2007 included the impact of an approximate $668 million gain on the sale of AOL’s German access business.
Impact of the Current Economic Environment
     The recent events affecting the U.S. and international financial markets have had a significant and adverse impact on the broader global economies. These events have served to severely tighten the credit markets, increase equity market volatility and reduce future expectations for economic growth.
     Despite the current economic environment, the Company believes it continues to have strong liquidity to meet its needs for the foreseeable future. At September 30, 2008, the Company had $17.997 billion of unused committed capacity, including cash and equivalents and credit facilities containing commitments from a geographically diverse group of major financial institutions, with $5.393 billion at Time Warner and $12.604 billion at Time Warner Cable Inc. (together with its subsidiaries, “TWC”), $10.855 billion of which TWC expects to use to finance the Special Dividend, as defined below. The only significant portion of the Company’s debt that is due before December 31, 2010 is $2.000 billion of floating rate public debt that matures on November 13, 2009. While the Company believes it has sufficient total committed capacity and access to capital markets, any new borrowings in the near term outside of the Company’s committed capacity would likely bear significantly higher interest rates than those on the Company’s recent borrowings. See “Financial Condition and Liquidity” for further details regarding the Company’s total committed capacity.
     The current economic conditions are also having an adverse effect on the advertising performance of the Company’s Publishing, AOL and Cable segments. While demand for advertising at the Networks segment has been strong, a protracted economic downturn may negatively impact that segment’s Advertising revenue as well. Since the end of the third quarter of 2008, the Cable segment has seen a slowdown in growth across all revenue generating unit categories as a result of the challenging economic environment. In the event of a protracted economic downturn, the Company also faces the risk of reduced consumer discretionary spending on packaged media, including home video (e.g., DVD) and game products.
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
     AOL.   AOL LLC (together with its subsidiaries, “AOL”) operates a Global Web Services business that provides online advertising services worldwide on both the AOL Network and third-party Internet sites, referred to as the “Third Party

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Network.” AOL’s Global Web Services business also develops and operates the AOL Network, a leading network of web brands and free client software and services for Internet consumers. In addition, through its Access Services business, AOL operates one of the largest Internet access subscription services in the United States. As of September 30, 2008, AOL had 7.5 million AOL brand Internet access subscribers in the U.S., which does not include registrations for free AOL services. For the nine months ended September 30, 2008, AOL generated revenues of $3.197 billion (9% of the Company’s overall revenues), $1.144 billion in Operating Income before Depreciation and Amortization and $782 million in Operating Income.
     AOL’s strategy has been to transition from a business that has relied heavily on Subscription revenues from dial-up subscribers to one that attracts and engages more Internet users and takes advantage of the growth in online advertising by providing advertising services on both the AOL Network and the Third Party Network. AOL’s focus is on growing its Global Web Services business, while managing costs in this business, as well as managing its declining subscriber base and costs in its Access Services business. On February 6, 2008, the Company announced that it had begun separating the AOL Access Services and Global Web Services businesses, which should enhance the operational focus and strategic options available for each of these businesses. The Company anticipates that it will be in a position to manage AOL’s Access Services and Global Web Services businesses separately in 2009.
     Within its Global Web Services business, in 2007 AOL formed a business group called Platform-A, which includes AOL’s business of selling advertising on the AOL Network and the Third Party Network and licensing ad serving technology to third-party websites. Platform-A offers to advertisers a range of capabilities and solutions, including optimization and targeting technologies, to deliver more effective advertising and reach specific audiences across the AOL Network and the Third Party Network. During 2007 and the early part of 2008, AOL acquired various businesses to supplement its online advertising capabilities, and these businesses contributed $110 million in Advertising revenues during the nine months ended September 30, 2008.
     During the first nine months of 2008, Advertising revenues on the AOL Network were negatively affected by certain factors and trends, including increased volume of inventory monetized through lower priced sales channels, declines in the price of advertising inventory in certain inventory segments and an overall increase in marketplace competition. Additionally, AOL’s Advertising revenues on both the AOL Network and the Third Party Network were negatively impacted by weakening economic conditions resulting in lower demand from certain advertiser categories as well as certain sales execution and systems integration issues, including matters relating to the integration of acquired businesses under Platform-A into a single sales force. During the early part of 2008, the increasing usage of third-party advertising networks has had a positive impact on AOL’s Third Party Network Advertising revenues. Third Party Network advertising has historically had higher traffic acquisition costs (“TAC”) and, therefore, lower incremental margins than display advertising. Due to the differing cost structures associated with the AOL Network and Third Party Network components of the Global Web Services business, a period-over-period increase or decrease in aggregate Advertising revenues will not necessarily translate into a similar increase or decrease in Operating Income before Depreciation and Amortization attributable to AOL’s advertising activities.
     During the first nine months of 2008, the Company has experienced a significant decline in Advertising revenues due in part to a decrease in business from a major customer of Platform-A Inc. (formerly Advertising.com, Inc.). The Company anticipates that revenues from this customer will continue to decline for the remainder of 2008 compared to the similar period in 2007. Revenues from this relationship decreased to $25 million for the nine months ended September 30, 2008 from $162 million for the nine months ended September 30, 2007. For the full year 2007, AOL earned Advertising revenues from this relationship of $215 million.
     AOL’s Publishing business group, a unit of the Global Web Services business, develops and operates the products and programming functions associated with the AOL Network. The AOL Network consists of a variety of websites, related applications and services that can be accessed generally via the Internet or via the AOL Internet access services. Specifically, the AOL Network includes owned and operated websites, applications and services such as AOL.com, e-mail, AIM, MapQuest, Moviefone, ICQ, Truveo (a video search engine) and international versions of the AOL portal. The AOL Network also includes TMZ.com, a joint venture with Telepictures Productions, Inc. (a subsidiary of Warner Bros. Entertainment Inc.), as well as other co-branded websites owned by third parties for which certain criteria have been met, including that the Internet traffic has been assigned to AOL. In addition, during the second quarter of 2008, AOL completed

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
the acquisition of Bebo, Inc. (“Bebo”), a leading global social media network, which AOL continues to integrate into its business.
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
     AOL’s Access Services business offers an online subscription service to consumers that includes dial-up Internet access. AOL continued to experience declines in the first nine months of 2008 in the number of its U.S. subscribers and related revenues, due primarily to AOL’s decisions to focus on its advertising business and offer most of its services (other than Internet access) for free to support the advertising business, AOL’s significant reduction of subscriber acquisition and retention efforts, and the industry-wide decline of the dial-up ISP business and growth in the broadband Internet access business. The decline in U.S. subscribers has moderated, with a decline of 1.9 million for the nine months ended September 30, 2008 compared to a decline of 3.1 million for the nine months ended September 30, 2007. The decline in subscribers has had an adverse impact on AOL’s Subscription revenues. However, dial-up network costs have also decreased and are anticipated to continue to decrease as subscribers decline. AOL’s Advertising revenues associated with the AOL Network, in large part, are generated from the activity of current and former AOL subscribers. Therefore, the decline in subscribers also could have an adverse impact on AOL’s Advertising revenues generated on the AOL Network to the extent that subscribers canceling their subscriptions do not maintain their relationship with and usage of the AOL Network.
     Cable. Time Warner’s cable business, TWC, is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas — New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of September 30, 2008, TWC served approximately 14.7 million customers who subscribed to one or more of its video, high-speed data and voice services. For the nine months ended September 30, 2008, TWC generated revenues of $12.798 billion (37% of the Company’s overall revenues), $4.481 billion in Operating Income before Depreciation and Amortization and $2.162 billion in Operating Income.
     TWC principally offers three services — video, high-speed data and voice — over its broadband cable systems. TWC markets its services separately and in “bundled” packages of multiple services and features. As of September 30, 2008, 53% of TWC’s customers subscribed to two or more of its primary services, including 20% of its customers who subscribed to all three primary services. Historically, TWC has focused primarily on residential customers, while also selling video, high-speed data and networking and transport services to commercial customers. During 2007, TWC also began selling voice services to small- and medium-sized businesses as part of an increased emphasis on its commercial business. TWC believes selling commercial services will provide additional opportunities for growth in the future. In addition, TWC earns revenues by selling advertising time to national, regional and local customers.
     Video is TWC’s largest service in terms of revenues generated and, as of September 30, 2008, TWC had approximately 13.3 million basic video subscribers, of which approximately 8.6 million subscribed to TWC’s digital video service. Although providing video services is a competitive and highly penetrated business, TWC expects to continue to increase video revenues through the offering of advanced digital video services, as well as through price increases and digital video subscriber growth. TWC’s digital video subscribers provide a broad base of potential customers for additional services. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting programming rate increases on existing services, costs associated with retransmission consent agreements, subscriber growth and the expansion of service offerings. TWC expects that its video service margins as a percentage of video revenues will continue to decline over the next few years as increases in programming costs outpace growth in video revenues.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     As of September 30, 2008, TWC had approximately 8.3 million residential high-speed data subscribers. TWC expects continued growth in residential high-speed data subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenues is expected to continue to slow over time as high-speed data services become increasingly penetrated. TWC also offers commercial high-speed data services and had 295,000 commercial high-speed data subscribers as of September 30, 2008.
     As of September 30, 2008, TWC had approximately 3.6 million residential Digital Phone subscribers. TWC expects increases in Digital Phone subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenues is expected to slow over time as Digital Phone services become increasingly penetrated. TWC rolled out Business Class Phone, a commercial Digital Phone service, to small- and medium-sized businesses during 2007 in the majority of its systems and has nearly completed the roll-out in the remainder of its systems during the first nine months of 2008. As of September 30, 2008, TWC had 23,000 commercial Digital Phone subscribers.
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
     Filmed Entertainment.   Time Warner’s Filmed Entertainment segment comprises Warner Bros. Entertainment Group (“Warner Bros.”), one of the world’s leading studios, and New Line Cinema Corporation (“New Line”). For the nine months ended September 30, 2008, the Filmed Entertainment segment generated revenues of $8.285 billion (22% of the Company’s overall revenues), $857 million in Operating Income before Depreciation and Amortization and $552 million in Operating Income.
     The Filmed Entertainment segment has diversified sources of revenues within its film and television businesses, including an extensive film library and a global distribution infrastructure, which have helped it to deliver consistent long-term performance. In an effort to increase operational efficiencies and maximize performance within the Filmed Entertainment segment, the Company reorganized the New Line business in 2008 to be operated as a unit of Warner Bros. while maintaining separate development, production and other operations. During the first nine months of 2008, the Company incurred restructuring charges related to planned involuntary employee terminations in connection with the reorganization. The Company expects to incur additional restructuring charges related to the reorganization during the remainder of 2008.
     Warner Bros. continues to be an industry leader in the television business. During the 2008-2009 broadcast season, Warner Bros. expects to produce approximately 20 primetime series, with at least one series airing on each of the five broadcast networks (including Two and a Half Men, Without a Trace, Cold Case, ER and Smallville), as well as original series for several cable networks (including The Closer and Nip/Tuck).
     The sale of DVDs has been one of the largest drivers of the segment’s profit over the last several years, and its extensive library of theatrical and television titles positions it to continue to benefit from sales of home video product to consumers. However, the industry and the Company have experienced a leveling of DVD sales due to several factors, including increasing competition for consumer discretionary spending, piracy, the maturation of the standard definition DVD format and the fragmentation of consumer leisure time. In the first quarter of 2008, the home video industry settled on the Blu-ray

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
format as the single high-definition technology. The shift to a single format may lead to increased consumer purchases of high definition players and DVDs.
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
     Networks.   Time Warner’s Networks segment comprises Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“HBO”). For the nine months ended September 30, 2008, the Networks segment generated revenues of $8.216 billion (22% of the Company’s overall revenues), $2.805 billion in Operating Income before Depreciation and Amortization and $2.532 billion in Operating Income.
     The Turner networks — including such recognized brands as TNT, TBS, CNN, Cartoon Network, truTV and Headline News — are among the leaders in advertising-supported cable TV networks. For six consecutive years, more primetime households have watched advertising-supported cable TV networks than the national broadcast networks. The Turner networks generate revenues principally from receipt of monthly subscriber fees paid by cable system operators, satellite distribution services, telephone companies and other distributors and from the sale of advertising. Key contributors to Turner’s success are its continued investments in high-quality programming focused on sports, original and syndicated series, news, network movie premieres and animation leading to strong ratings and Subscription and Advertising revenue growth, as well as strong brands and operating efficiency.
     HBO operates the HBO and Cinemax multichannel pay television programming services, with the HBO service ranking as the nation’s most widely distributed premium pay television service. HBO generates revenues principally from monthly subscriber fees from cable system operators, satellite distribution services, telephone companies and other distributors. An additional source of revenues is the sale of its original programming, including The Sopranos, Sex and the City, Rome and Entourage.
     During the first nine months of 2008, the results of the Networks segment benefited from the segment’s recent international expansion efforts, including Turner’s fourth-quarter 2007 acquisition of seven pay networks operating principally in Latin America and HBO’s acquisitions of additional interests in HBO Asia and HBO South Asia during the fourth quarter of 2007 and the first quarter of 2008. During the first nine months of 2008, these acquired businesses contributed approximately $113 million of revenues and $12 million of Operating Income before Depreciation and Amortization. The Company anticipates that international expansion will continue to be an area of focus at the Networks segment for the foreseeable future.
     Publishing.   Time Warner’s Publishing segment consists principally of magazine publishing and related websites as well as a number of direct-marketing and direct-selling businesses. The Publishing segment generated revenues of $3.339 billion (10% of the Company’s overall revenues), $625 million in Operating Income before Depreciation and Amortization and $473 million in Operating Income for the nine months ended September 30, 2008. The Publishing segment is undertaking a significant reorganization primarily of its U.S. publishing operations and expects to incur restructuring charges in the fourth quarter of 2008.
     As of September 30, 2008, Time Inc. published 24 magazines in the U.S., including People, Sports Illustrated, InStyle, Southern Living, Real Simple, Time, Cooking Light and Entertainment Weekly, and approximately 100 magazines outside the U.S., including magazines published through the Company’s U.K. subsidiary IPC Media (“IPC”), in Mexico through Time Inc.’s subsidiary Grupo Editorial Expansion and international editions of its U.S. magazines. The Publishing segment generates revenues primarily from advertising (including advertising on digital properties), magazine subscriptions and newsstand sales. Time Inc. also owns the magazine subscription marketer, Synapse Group, Inc., and in August 2008 purchased the school and youth group fundraising company, QSP, Inc. and its Canadian affiliate Quality Service Programs, Inc. (collectively, “QSP”). The Publishing segment has experienced a continued decline in print advertising sales due to the current economic environment. Time Inc. continues to invest in developing digital content, including the launches of Health.com and the MyHomeIdeas.com network and the expansion of the Sports Illustrated, People and InStyle digital

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
properties as well as the expansion of digital properties owned by IPC and the acquisition of various websites, to advance the Publishing segment’s digital initiatives. For the three and nine months ended September 30, 2008, online Advertising revenues were 11% and 10%, respectively, of Time Inc.’s total Advertising revenues, compared to 8% and 6% for the three and nine months ended September 30, 2007, respectively. The Publishing segment expects to continue to experience growth in digital advertising revenues for the remainder of 2008 as advertisers expand their presence on the Internet, although at a slower pace than that experienced during the first nine months of 2008. Time Inc.’s direct-selling division, Southern Living At Home, sells home decor products through independent consultants at parties hosted in people’s homes throughout the U.S.
Recent Developments
TWC Separation from Time Warner and Reverse Stock Split
     On May 20, 2008, the Company and its subsidiaries WCI, Historic TW and ATC entered into the Separation Agreement with TWC and its subsidiaries TWE and TW NY. Pursuant to the Separation Agreement, (i) Time Warner will complete certain internal restructuring transactions, (ii) Historic TW, a wholly-owned subsidiary of Time Warner, will transfer its 12.43% interest in TW NY to TWC in exchange for 80 million newly issued shares of TWC Class A Common Stock (the “TW NY Exchange”), (iii) all TWC Class A Common Stock and TWC Class B Common Stock then held by Historic TW will be distributed to Time Warner, (iv) TWC will declare and pay a special cash dividend (the “Special Dividend”) of $10.855 billion ($10.27 per share of TWC Common Stock) to be distributed pro rata to all holders of TWC Class A Common Stock and TWC Class B Common Stock, resulting in the receipt by Time Warner of approximately $9.25 billion from the dividend immediately prior to the Distribution (as defined below), (v) TWC will file with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation, pursuant to which, among other things, each outstanding share of TWC Class A Common Stock and TWC Class B Common Stock will automatically be converted into one share of common stock, par value $0.01 per share (the “TWC Common Stock”), and (vi) Time Warner will distribute all the issued and outstanding shares of TWC Common Stock then held by Time Warner to its stockholders as (a) a pro rata dividend in a spin-off, (b) an exchange offer in a split-off or (c) a combination thereof (the “Distribution”) ((i) to (vi) collectively, the “TWC Separation Transactions”). Time Warner has not yet made a decision as to the form of the Distribution.
     Upon consummation of the TWC Separation Transactions, Time Warner’s stockholders and/or former stockholders will hold approximately 85.2% of the TWC Common Stock, and TWC’s stockholders other than Time Warner will hold approximately 14.8% of the TWC Common Stock issued and outstanding.
     The Separation Agreement contains customary covenants, and consummation of the TWC Separation Transactions is subject to customary closing conditions, including customary regulatory reviews and local franchise approvals, the receipt of a favorable ruling from the Internal Revenue Service that the TWC Separation Transactions will generally qualify as tax-free for Time Warner and Time Warner’s stockholders, the receipt of certain tax opinions and the entry into the 2008 Cable Bridge Facility and the Supplemental Facility (each as defined below under “2008 Cable Bond Offering and Additional Financing Commitments”). Time Warner and TWC expect the TWC Separation Transactions to be consummated by early 2009. See Item 1A, “Risk Factors,” in Part II of the June 2008 Form 10-Q for a discussion of risk factors relating to the separation of TWC from the Company.
     In connection with the TWC Separation Transactions, the Company is seeking stockholder approval for a reverse stock split of the Company’s common stock at a ratio of either 1-for-2 or 1-for-3, as determined by the Company’s Board of Directors.
     In addition, in connection with the TWC Separation Transactions, and as provided for in the Company’s equity plans, the Company contemplates that the number of stock options, restricted stock units (“RSUs”) and target performance stock units (“PSUs”) outstanding at the separation and the exercise prices of such stock options will be adjusted to maintain the fair value of those awards. The changes in the number of equity awards and the exercise prices will be determined by comparing the fair value of such awards immediately prior to the TWC Separation Transactions to the fair value of such awards immediately after the TWC Separation Transactions. The modifications to the outstanding equity awards will be made pursuant to existing antidilution provisions in the Company’s equity plans.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Under the terms of Time Warner’s equity plans and related award agreements, as a result of the TWC Separation Transactions, TWC employees who hold Time Warner equity awards will be treated as if their employment with Time Warner had been terminated without cause at the time of the separation. This treatment will result in the forfeiture of unvested stock options and shortened exercise periods for vested stock options and pro rata vesting of the next installment of (and forfeiture of the remainder of) the RSU awards for those TWC employees who do not satisfy retirement-treatment eligibility provisions in the Time Warner equity plans and related award agreements. TWC plans to grant “make-up” TWC equity awards or make cash payments to TWC employees that are generally intended to offset any loss of economic value in Time Warner equity awards as a result of the separation.
     Finally, in connection with the Special Dividend, and as provided for in TWC’s equity plans and related award agreements, the number and the exercise prices of outstanding TWC stock options will be adjusted to maintain the fair value of those awards. The changes in the number of shares subject to options and the exercise prices will be determined by comparing the fair value of such awards immediately prior to the Special Dividend to the fair value of such awards immediately after the Special Dividend. The modifications to the outstanding equity awards will be made pursuant to existing antidilution provisions in TWC’s equity plans and related award agreements.
2008 Cable Bond Offering and Additional Financing Commitments
     On June 19, 2008, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures in a public offering registered under the Securities Act of 1933, as amended (the “2008 Cable Bond Offering”). TWC expects to use the net proceeds of $4.963 billion from this issuance to finance, in part, the Special Dividend. If the TWC Separation Transactions are not consummated and the Special Dividend is not paid, TWC will use the net proceeds from the issuance of the debt securities for general corporate purposes, including repayment of indebtedness. Additionally, to finance, in part, the Special Dividend, on June 30, 2008, TWC entered into a credit agreement with certain financial institutions for a senior unsecured term loan facility in an aggregate principal amount of $9.0 billion with an initial maturity date that is 364 days after the borrowing date (the “2008 Cable Bridge Facility”). As a result of the 2008 Cable Bond Offering, the amount of the commitments of the lenders under the 2008 Cable Bridge Facility was reduced to $4.040 billion. As discussed in “Financial Condition and Liquidity”, the Company is not certain whether Lehman Brothers Commercial Bank will fund its $269 million in commitments under the 2008 Cable Bridge Facility as a result of the bankruptcy of Lehman Brothers Holdings Inc., and, therefore, the Company has included only $3.771 billion of commitments under the 2008 Cable Bridge Facility in its total committed capacity as of September 30, 2008. TWC may elect to extend the maturity date of the loans outstanding under the 2008 Cable Bridge Facility for an additional year. TWC may not borrow any amounts under the 2008 Cable Bridge Facility unless and until the Special Dividend is declared in connection with the TWC Separation Transactions. In May 2008, Time Warner (as lender) committed to lend TWC (as borrower) up to an aggregate principal amount of $3.5 billion under a two-year senior unsecured supplemental term loan facility (the “Supplemental Facility”). As a result of the 2008 Cable Bond Offering, Time Warner’s original commitment under the Supplemental Facility was reduced to $2.520 billion. TWC may borrow under the Supplemental Facility at the final maturity of the 2008 Cable Bridge Facility to repay amounts then outstanding under the 2008 Cable Bridge Facility. See “Financial Condition and Liquidity” and Note 5 to the accompanying consolidated financial statements for further details regarding the 2008 Cable Bond Offering, the 2008 Cable Bridge Facility and the Supplemental Facility.
Sprint/Clearwire Joint Venture
     In May 2008, TWC, Intel Corporation, Google, Comcast Corporation (together with its subsidiaries, “Comcast”) and Bright House Networks LLC entered into agreements to collectively invest $3.2 billion in a wireless communications joint venture (the “Sprint/Clearwire Joint Venture”), which is expected to be formed by Sprint Nextel Corporation (“Sprint”) and Clearwire Corporation (“Clearwire”). TWC’s share of such investment is expected to be approximately $550 million, which it expects to fund with cash on hand at TWC, borrowings under TWC’s $6.0 billion senior unsecured five-year revolving credit facility (the “Cable Revolving Facility”), TWC’s commercial paper program or a combination thereof. Once formed, the Sprint/Clearwire Joint Venture will be focused on deploying the first nationwide fourth-generation wireless network to provide mobile broadband services to wholesale and retail customers. In connection with its anticipated investment in the Sprint/Clearwire Joint Venture, TWC has entered into a wholesale agreement with Sprint that allows TWC to offer wireless services utilizing Sprint’s 2G/3G network. Upon closing, TWC also expects to enter into a wholesale agreement with the Sprint/Clearwire Joint Venture that would allow TWC to offer wireless services utilizing the Sprint/Clearwire Joint Venture’s broadband wireless network. The closing of these transactions, which is expected to occur by the end of 2008, is

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
subject to certain closing conditions. There can be no assurance that the formation of the Sprint/Clearwire Joint Venture will be completed, or, if completed, that the Sprint/Clearwire Joint Venture would successfully finance and deploy a nationwide mobile broadband network. If completed, TWC’s investment in the Sprint/Clearwire Joint Venture would be accounted for under the equity method of accounting. The Company expects that the Sprint/Clearwire Joint Venture would incur losses in its early periods of operation.
Bebo Acquisition
     On May 14, 2008, the Company, through its AOL segment, completed the acquisition of Bebo, a leading global social media network, for $859 million, net of cash acquired, $8 million of which will be paid by the Company in the first quarter of 2009. The Bebo acquisition did not significantly impact the Company’s consolidated financial results for the nine months ended September 30, 2008 (Note 2).
Buy.at Acquisition
     On February 5, 2008, the Company, through its AOL segment, completed the acquisition of Perfiliate Limited (“buy.at”), which provides performance-based e-commerce marketing services to advertisers, for $125 million in cash, net of cash acquired. The buy.at acquisition did not significantly impact the Company’s consolidated financial results for the nine months ended September 30, 2008 (Note 2).
Impairment Testing of Goodwill and Indefinite-lived Intangible Assets
     As discussed in more detail in Note 1 to the Company’s consolidated financial statements in the 2007 Form 10-K, goodwill and indefinite-lived intangible assets, primarily certain franchise assets, trademarks and brand names, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Except for the TWC interim impairment test discussed below, no other interim impairment analyses of the Company’s goodwill and indefinite-lived intangible assets have been required in 2008. In the fourth quarter of 2008, the Company will perform its annual impairment review of goodwill and indefinite-lived intangible assets. Because of current economic conditions and recent declines in the value of the Company’s common stock, it is possible that the book values of one or more of the Company’s reporting units will exceed their respective fair values, which may result in the Company recognizing a noncash impairment of goodwill and/or indefinite-lived intangible assets in the fourth quarter of 2008 that could be material.
     As a result of entering into the Separation Agreement, the Company was required under FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”), to test goodwill and cable franchise rights at TWC as of May 20, 2008 (the “interim testing date”). The impairment testing was performed on a basis consistent with the analysis performed as of December 31, 2007. In performing goodwill impairment testing, the Company determines the fair value of each reporting unit by using various valuation techniques, with the primary methods being: a discounted cash flow (“DCF”) analysis and a market-based approach. The Company determines the fair value of the cable franchise rights of a reporting unit using a DCF valuation analysis. A DCF valuation requires the exercise of significant judgments, including judgments about appropriate discount rates based on the assessment of risks inherent in the projected future cash flows and the amount and timing of expected future cash flows, including expected cash flows beyond the current long-term business planning period for TWC. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators such as comparable company public trading values, research analyst estimates and values observed in private market transactions.
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
RESULTS OF OPERATIONS
Recent Accounting Standards
     See Note 1 to the accompanying consolidated financial statements for a discussion of the accounting standards adopted during the nine months ended September 30, 2008 and recent accounting standards not yet adopted.
Significant Transactions and Other Items Affecting Comparability
     As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by certain significant transactions and other items in each period as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/08	9/30/07	9/30/08	9/30/07

Amounts related to securities litigation and government investigations	$(5)	$(2)	$(13)	$(169)
Asset impairments	(39)	(1)	(102)	(36)
Gain (loss) on disposal of assets, net	(3)	4	(3)	673

Impact on Operating Income (Loss)	(47)	1	(118)	468

Investment gains (losses), net	(5)	14	(20)	288
Costs related to the separation of TWC	(55)	—	(109)	—
Share of equity investment gain on disposal of assets	30	—	30	—
Minority interest impacts on certain of the above items	8	—	24	(57)

Pretax impact	(69)	15	(193)	699
Income tax impact	26	(9)	63	(330)
Other tax items affecting comparability	(6)	12	(5)	92

After-tax impact	$(49)	$18	$(135)	$461

     In addition to the items affecting comparability above, the Company incurred merger-related, restructuring and shutdown costs of $28 million and $182 million during the three and nine months ended September 30, 2008, respectively, and $12 million and $113 million during the three and nine months ended September 30, 2007, respectively. For further discussions of merger-related, restructuring and shutdown costs, refer to the “Consolidated Results” and “Business Segment Results” discussions.
Amounts Related to Securities Litigation
     The Company recognized legal reserves as well as legal and other professional fees related to the defense of various securities lawsuits, totaling $5 million and $13 million for the three and nine months ended September 30, 2008, respectively, and $2 million and $178 million for the three and nine months ended September 30, 2007, respectively. In addition, the Company recognized related insurance recoveries of $9 million for the nine months ended September 30, 2007.
Asset Impairments
     During the three and nine months ended September 30, 2008, the Company recorded a $30 million noncash asset impairment at the Publishing segment related to a sub-lease with a tenant that filed for bankruptcy in September 2008 and a $9 million noncash impairment of an office building at the AOL segment. In addition, during the nine months ended September 30, 2008, the Company recorded a $45 million noncash impairment of certain non-core cable systems held for sale at the Cable segment, and an $18 million noncash impairment of GameTap, an online video game business, at the Networks segment as a result of Turner’s decision to sell this business.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     During the three and nine months ended September 30, 2007, the Company recorded noncash impairments of $1 million and $2 million, respectively, at the AOL segment related to asset write-offs in connection with facility closures. In addition, during the nine months ended September 30, 2007, the Company recorded a $34 million noncash impairment of the Court TV tradename at the Networks segment as a result of rebranding the network’s name to truTV, effective January 1, 2008.
Gain/(Loss) on Disposal of Assets, Net
     For the three and nine months ended September 30, 2008, the Company recorded a $3 million loss on the completion of the sale of GameTap at the Networks segment.
     For the three and nine months ended September 30, 2007, the Company recorded a $2 million reduction to the gain and a $668 million net pretax gain, respectively, on the sale of AOL’s German access business and, for the nine months ended September 30, 2007, the Company recorded a $1 million reduction to the gain on the sale of AOL’s U.K. access business. In addition, for the three and nine months ended September 30, 2007, the Company recorded a $6 million gain on the sale of four non-strategic magazine titles at the Publishing segment.
Investment Gains (Losses), Net
     For the three months ended September 30, 2008, the Company recognized $5 million of miscellaneous investment losses. For the nine months ended September 30, 2008, the Company recognized a $26 million impairment of the Company’s investment in SCi Entertainment Group plc and $10 million of losses resulting from market fluctuations in equity derivative instruments, partly offset by other net miscellaneous investment gains.
     For the three and nine months ended September 30, 2007, the Company recognized net gains of $14 million and $288 million, respectively, primarily related to the sale of investments, including, for the nine months ended September 30, 2007, a $100 million gain on the Company’s sale in April 2007 of its 50% interest in Bookspan and a $146 million gain at the Cable segment on TWC’s deemed sale of its 50% interest in the pool of assets consisting of the Houston cable systems in connection with the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (the “TKCCP Gain”). For the nine months ended September 30, 2007, investment gains, net also included a $4 million gain to reflect market fluctuations in equity derivative instruments.
Costs Related to the Separation of TWC
     During the three and nine months ended September 30, 2008, the Company incurred pretax costs related to the separation of TWC of $55 million and $109 million, respectively, including direct transaction costs (e.g., legal and professional fees) of $5 million and $22 million, respectively (which have been reflected in other income, net on the Company’s consolidated statement of operations), and financing costs of $50 million and $87 million, respectively (which have been reflected in interest expense, net on the Company’s consolidated statement of operations). For the three and nine months ended September 30, 2008, financing costs included $48 million and $54 million, respectively, in net interest expense (after considering the impact of the net proceeds of the 2008 Cable Bond Offering, a portion of which was used to repay variable-rate debt with lower interest rates and the remainder of which was invested in various short-term investments) on the $5.0 billion principal amount of debt securities issued in the 2008 Cable Bond Offering and $2 million and $33 million, respectively, of debt issuance costs, primarily related to the portion of the upfront loan fees for the 2008 Cable Bridge Facility that was expensed due to the reduction of commitments under such facility as a result of the 2008 Cable Bond Offering. The Company expects to incur additional direct transaction costs and financing costs related to the separation of TWC.
Share of Equity Investment Gain on Disposal of Assets
     For the three and nine months ended September 30, 2008, the Company recognized its $30 million share of a pretax gain on the sale of a Central European documentary channel of an equity method investee.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Minority Interest Impacts
     For the three and nine months ended September 30, 2008, expenses of $8 million and $24 million, respectively, were attributed to the minority owners’ shares of the costs related to the separation of TWC and, for the nine months ended September 20, 2008, the minority owners’ shares of the impairment of certain non-core cable systems held for sale.
     For the nine months ended September 30, 2007, income of $57 million was attributed to minority interests, which primarily reflects the respective minority owners’ shares of the gain on the sale of AOL’s German access business and the TKCCP Gain.
Income Tax Impact and Other Tax Items Affecting Comparability
     The income tax impact reflects the estimated tax or tax benefit associated with each item affecting comparability. Such estimated taxes or tax benefits vary based on certain factors, including the taxability or deductibility of the items and foreign tax on certain gains. The Company’s tax provision also includes certain other items affecting comparability. For the three and nine months ended September 30, 2007, these items included $12 million and $92 million, respectively, of tax benefits related primarily to the realization of tax attribute carryforwards and changes in certain state tax laws.
Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007
Consolidated Results
     The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations.
     Revenues. The components of revenues are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/08	9/30/07	% Change	9/30/08	9/30/07	% Change

Subscription	$6,490	$6,170	5%	$19,312	$18,638	4%
Advertising	2,078	2,095	(1%)	6,413	6,295	2%
Content	2,906	3,141	(7%)	8,277	8,163	1%
Other	232	270	(14%)	676	744	(9%)

Total revenues	$11,706	$11,676	—	$34,678	$33,840	2%

     The increase in Subscription revenues for the three and nine months ended September 30, 2008 was primarily related to increases at the Cable and Networks segments, offset partially by a decline at the AOL segment. The increase at the Cable segment was primarily driven by the continued growth of digital video services and video price increases, as well as growth in high-speed data and Digital Phone subscribers. The increase at the Networks segment was due primarily to higher subscription rates at both Turner and HBO and, to a lesser extent, an increase in the number of subscribers for Turner’s networks, as well as the impact of international expansion. The decline in Subscription revenues at the AOL segment resulted primarily from a decrease in the number of domestic AOL brand Internet access subscribers and, for the nine months ended September 30, 2008, also reflected the sale of AOL’s German access business in the first quarter of 2007, which resulted in a decrease of approximately $90 million for nine months ended September 30, 2008.
     The decrease in Advertising revenues for the three months ended September 30, 2008 was primarily due to declines at the Publishing and AOL segments, partly offset by an increase at the Networks segment. The decrease at the Publishing segment was primarily due to declines in domestic print Advertising revenues and declines in custom publishing revenues, as well as the impact of the 2007 closures of LIFE and Business 2.0 magazines, partly offset by growth in online revenues. The decrease at the AOL segment was due to a decrease in Advertising revenues generated on both the AOL Network and the Third Party Network. The increase at the Networks segment was driven by Turner’s domestic and international networks. For the nine months ended September 30, 2008, the increase in Advertising revenues was primarily due to growth at the Networks segment, which was driven primarily by Turner’s domestic and international networks, partly offset by a decline at the Publishing segment due to declines in domestic print Advertising revenues and declines in custom publishing revenues, as well as the impacts of the 2007 closures of LIFE and Business 2.0 magazines and the sale of four

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
non-strategic magazine titles in the third quarter of 2007, partly offset by growth in online revenues.
     The decrease in Content revenues for the three months ended September 30, 2008 was primarily related to a decline at the Filmed Entertainment segment, mainly due to decreases in both television and theatrical product revenues, partially offset by the impact of the acquisition of TT Games Limited in the fourth quarter of 2007. The increase in Content revenues for nine months ended September 30, 2008 was principally related to growth at the Filmed Entertainment segment, primarily driven by the impact of the acquisition of TT Games Limited in the fourth quarter of 2007 and an increase in theatrical product revenues, partially offset by a decline in television product revenues.
     Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”
     Costs of Revenues.   For the three months ended September 30, 2008 and 2007, costs of revenues totaled $6.664 billion and $6.961 billion, respectively, and, as a percentage of revenues, were 57% and 60%, respectively. For the nine months ended September 30, 2008 and 2007, costs of revenues totaled $20.197 billion and $19.874 billion, respectively, and, as a percentage of revenues, were 58% and 59%, respectively. The segment variations are discussed in detail in “Business Segment Results.”
     Selling, General and Administrative Expenses.   For the three months ended September 30, 2008, selling, general and administrative expenses increased 1% to $2.425 billion in 2008 from $2.407 billion in 2007. For the nine months ended September 30, 2008, selling, general and administrative expenses increased 2% to $7.369 billion in 2008 from $7.213 billion in 2007. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2008 primarily related to increases at the Filmed Entertainment, Networks and Cable segments, partially offset by declines at the AOL and Publishing segments. The segment variations are discussed in detail in “Business Segment Results.”
     Included in costs of revenues and selling, general and administrative expenses is depreciation expense, which increased to $944 million and $2.861 billion for the three and nine months ended September 30, 2008, respectively, from $943 million and $2.772 billion for the three and nine months ended September 30, 2007, respectively. The increase in depreciation expense for the three and nine months ended September 30, 2008 primarily related to an increase at the Cable segment, partially offset by a decline at the AOL segment. The increase at the Cable segment was primarily associated with purchases of customer premise equipment, scalable infrastructure and line extensions (each of which is primarily driven by customer demand) occurring during or subsequent to the comparable period in 2007. The decline at the AOL segment was primarily due to a reduction in network assets due to subscriber declines.
     Amortization Expense.   Amortization expense increased to $206 million and $583 million for the three and nine months ended September 30, 2008, respectively, from $167 million and $502 million for the three and nine months ended September 30, 2007, respectively. The increase in amortization expense for the three and nine months ended September 30, 2008 primarily related to increases at the AOL, Networks and Filmed Entertainment segments primarily due to recent business acquisitions.
     Amounts Related to Securities Litigation.   The Company recognized legal reserves as well as legal and other professional fees related to the defense of various securities lawsuits, totaling $5 million and $13 million for the three and nine months ended September 30, 2008, respectively, and $2 million and $178 million for the three and nine months ended September 30, 2007, respectively. In addition, the Company recognized related insurance recoveries of $9 million for the nine months ended September 30, 2007.
     Merger-related, Restructuring and Shutdown Costs.   The Company incurred restructuring costs for the three and nine months ended September 30, 2008 of $28 million and $182 million, respectively, primarily related to various employee terminations and other exit activities, including $2 million and $15 million, respectively, at the AOL segment for the three and nine months ended September 30, 2008, $8 million and $14 million, respectively, at the Cable segment for the three and nine months ended September 30, 2008, $17 million and $130 million, respectively, at the Filmed Entertainment segment for the three and nine months ended September 30, 2008, $1 million and $16 million, respectively, at the Publishing segment for the three and nine months ended September 30, 2008, and $7 million at the Corporate segment for the nine months ended September 30, 2008.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The Company incurred restructuring costs for the three and nine months ended September 30, 2007 of $9 million and $103 million, respectively, primarily related to various employee terminations and other exit activities, including $1 million and $10 million, respectively, at the Cable segment for the three and nine months ended September 30, 2007, $4 million and $20 million, respectively, at the Networks segment for the three and nine months ended September 30, 2007, $4 million and $46 million, respectively, at the Publishing segment for the three and nine months ended September 30, 2007 and $27 million at the AOL segment for the nine months ended September 30, 2007. In addition, for the three and nine months ended September 30, 2007, the Cable segment expensed $3 million and $10 million, respectively, of non-capitalizable merger-related and restructuring costs associated with the 2006 transactions with Adelphia Communications Corporation and Comcast (the “Adelphia/Comcast Transactions”) (Note 9).
     The Company expects to incur restructuring charges ranging from $100 million to $125 million in the fourth quarter of 2008 primarily relating to the undertaking of a significant reorganization of the Publishing segment’s U.S. publishing operations.
     Operating Income.   Operating Income increased to $2.336 billion for the three months ended September 30, 2008 from $2.130 billion for the three months ended September 30, 2007. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $47 million of expense, net and $1 million of income, net for the three months ended September 30, 2008 and 2007, respectively, Operating Income increased $254 million, primarily reflecting increases at the Networks, Cable and Filmed Entertainment segments, partially offset by declines at the Publishing and AOL segments.
     Operating Income decreased to $6.229 billion for the nine months ended September 30, 2008 from $6.606 billion for the nine months ended September 30, 2007. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $118 million of expense, net and $468 million of income, net for the nine months ended September 30, 2008 and 2007, respectively, Operating Income increased $209 million, primarily reflecting increases at the Networks and Cable segments, partially offset by declines at the AOL, Publishing and Filmed Entertainment segments.
     The segment variations are discussed under “Business Segment Results.”
     Interest Expense, Net.   Interest expense, net, decreased to $550 million and $1.646 billion for the three and nine months ended September 30, 2008, respectively, from $589 million and $1.714 billion for the three and nine months ended September 30, 2007, respectively. The decrease in interest expense, net for the three and nine months ended September 30, 2008 is primarily due to lower average interest rates on net debt. In addition, for the nine months ended September 30, 2008, the decrease in interest expense, net was partially offset by $33 million of debt issuance costs primarily related to the portion of the upfront loan fees for the 2008 Cable Bridge Facility that was expensed at the Cable segment due to the reduction of commitments under such facility as a result of the 2008 Cable Bond Offering.
     Other Income (Loss), Net. Other income (loss), net detail is shown in the table below (millions):

	Three Months Ended		Nine Months Ended
	9/30/08	9/30/07	9/30/08	9/30/07

Investment gains (losses), net	$ (5)	$ 14	$ (20)	$ 288
Income (loss) from equity method investees	33	(18)	25	(21)
Other	3	2	(27)	(36)

Other income (loss), net	$ 31	$ (2)	$ (22)	$ 231

     The changes in investment gains (losses), net are discussed under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of investment gains (losses), other income, net increased primarily due to higher income from equity method investees for the three and nine months ended September 30, 2008 primarily due to the Company’s recognition of its $30 million share of a pretax gain on the sale of a Central European documentary channel of an equity method investee.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Minority Interest Expense, Net.   Time Warner had $96 million and $266 million of minority interest expense, net for the three and nine months ended September 30, 2008, respectively, compared to $84 million and $305 million for the three and nine months ended September 30, 2007, respectively. The increase for the three months ended September 30, 2008 was primarily related to higher profits recorded by the Cable segment, partly offset by the costs related to the separation of TWC. The decrease for the nine months ended September 30, 2008 related primarily to the minority owners’ shares of the impairment of certain non-core cable systems held for sale and the costs related to the separation of TWC and the absence in the first quarter of 2008 of the respective minority owners’ shares of the gain on the sale of AOL’s German access business and the TKCCP Gain, both of which occurred during the first quarter of 2007, partially offset by higher profits recorded by the Cable segment during 2008.
     Income Tax Provision.   Income tax expense from continuing operations was $655 million for the three months ended September 30, 2008 compared to $555 million for the three months ended September 30, 2007 and was $1.663 billion for the nine months ended September 30, 2008 compared to $1.786 billion for the nine months ended September 30, 2007. The Company’s effective tax rate for continuing operations was 38% and 39% for the three and nine months ended September 30, 2008, respectively, compared to 38% and 37% for the three and nine months ended September 30, 2007, respectively. The increase for the nine months ended September 30, 2008 is primarily attributable to tax attribute carryforwards recognized during the nine months ended September 30, 2007.
     Income from Continuing Operations.   Income from continuing operations was $1.066 billion for the three months ended September 30, 2008 compared to $900 million for the three months ended September 30, 2007. Basic and diluted net income per share from continuing operations were both $0.30 in 2008 compared to $0.24 for both in 2007. Basic and diluted income per common share from continuing operations for the three months ended September 30, 2008 reflect the favorable impact of repurchases of shares under the Company’s stock repurchase programs. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $49 million of expense, net and $18 million of income, net for the three months ended September 30, 2008 and 2007, respectively, income from continuing operations increased by $233 million, primarily reflecting higher Operating Income, as noted above.
     Income from continuing operations was $2.632 billion for the nine months ended September 30, 2008 compared to $3.032 billion for the nine months ended September 30, 2007. Basic and diluted net income per share from continuing operations were both $0.73 in 2008 compared to $0.81 and $0.80, respectively, in 2007. Basic and diluted income per common share from continuing operations for the nine months ended September 30, 2008 reflect the favorable impact of repurchases of shares under the Company’s stock repurchase programs. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $135 million of expense, net and $461 million of income, net for the nine months ended September 30, 2008 and 2007, respectively, income from continuing operations increased by $196 million, primarily reflecting higher Operating Income, as noted above.
     Discontinued Operations, Net of Tax.   The financial results for the three and nine months ended September 30, 2007 included the impact of treating certain businesses sold, which included Tegic Communications, Inc., Wildseed LLC, the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts, Inc. and the Atlanta Braves baseball franchise, as discontinued operations. For additional information, see Note 2 to the accompanying consolidated financial statements.
     Net Income and Net Income Per Common Share.   Net income was $1.067 billion for the three months ended September 30, 2008 compared to $1.086 billion for the three months ended September 30, 2007. Basic and diluted net income per common share were both $0.30 in 2008 compared to $0.30 and $0.29, respectively, in 2007. Net income was $2.630 billion for the nine months ended September 30, 2008 compared to $3.356 billion for the nine months ended September 30, 2007. Basic and diluted net income per common share were both $0.73 in 2008 compared to $0.89 and $0.88, respectively, in 2007. Net income per common share for the three and nine months ended September 30, 2008 reflect the favorable impact of repurchases of shares under the Company’s stock repurchase programs.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Business Segment Results
     AOL.   Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three and nine months ended September 30, 2008 and 2007 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/08	9/30/07	% Change	9/30/08	9/30/07	% Change

Revenues:
Subscription	$470	$635	(26%)	$1,500	$2,199	(32%)
Advertising	507	540	(6%)	1,589	1,611	(1%)
Other	35	44	(20%)	108	120	(10%)

Total revenues	1,012	1,219	(17%)	3,197	3,930	(19%)
Costs of revenues(a)	(466)	(562)	(17%)	(1,540)	(1,722)	(11%)
Selling, general and administrative(a)	(146)	(229)	(36%)	(489)	(726)	(33%)
Gain (loss) on disposal of consolidated businesses	—	(2)	(100%)	—	667	(100%)
Asset impairments	(9)	(1)	NM	(9)	(2)	NM
Restructuring costs	(2)	—	NM	(15)	(27)	(44%)

Operating Income before Depreciation and Amortization	389	425	(8%)	1,144	2,120	(46%)
Depreciation	(76)	(103)	(26%)	(238)	(312)	(24%)
Amortization	(45)	(27)	67%	(124)	(69)	80%

Operating Income	$268	$295	(9%)	$782	$1,739	(55%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The decline in Subscription revenues for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 was primarily due to a decrease in the number of domestic AOL brand Internet access subscribers. In addition, the decline for the nine months ended September 30, 2008 was also due to the sale of AOL’s German access business in the first quarter of 2007, which resulted in a decrease of approximately $90 million for the nine months ended September 30, 2008.
     The number of domestic AOL brand Internet access subscribers was 7.5 million, 8.1 million and 10.1 million as of September 30, 2008, June 30, 2008 and September 30, 2007, respectively. The average revenue per domestic AOL brand subscriber (“ARPU”) was $18.60 and $18.50 for the three months ended September 30, 2008 and 2007, respectively, and $18.29 and $18.69 for the nine months ended September 30, 2008 and 2007, respectively. AOL includes in its subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service. Subscribers to the AOL brand Internet access service include subscribers participating in introductory free-trial periods and subscribers that are not paying any, or paying reduced, monthly fees through member service and retention programs. Total domestic AOL brand Internet access subscribers include free-trial and retention members of 1% as of both September 30, 2008 and June 30, 2008 and 3% as of September 30, 2007. Individuals who have registered for the free AOL service, including subscribers who have migrated from paid subscription plans, are not included in the AOL brand Internet access subscriber numbers presented above.
     The continued decline in domestic subscribers is the result of a number of factors, including the effects of AOL’s strategy, which has resulted in the migration of subscribers to the free AOL services, declining registrations for the paid service in response to AOL’s significantly reduced marketing and increased competition from broadband access providers. The increase in ARPU for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was due primarily to an increase in the percentage of revenue-generating customers as well as a price increase for lower-priced subscriber price plans, partially offset by a shift in the subscriber mix to lower-priced subscriber price plans and a decrease in premium services revenues.  The decrease in ARPU for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was due primarily to a shift in the subscriber mix to lower-priced subscriber price plans and a decrease in premium services revenues, partially offset by an increase in the percentage of revenue-generating customers and the price increase for lower-priced subscriber price plans.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Advertising services include display advertising (which includes certain types of impression-based and performance- driven advertising) and paid-search advertising, both domestically and internationally, which are provided on both the AOL Network and the Third Party Network. The components of Advertising revenues for the three and nine months ended September 30, 2008 and 2007 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/08	9/30/07	% Change	9/30/08	9/30/07	% Change

AOL Network:
Display	$181	$214	(15%)	$563	$667	(16%)
Paid-search	182	163	12%	527	486	8%

Total AOL Network	363	377	(4%)	1,090	1,153	(5%)

Third Party Network	144	163	(12%)	499	458	9%

Total Advertising revenues	$507	$540	(6%)	$1,589	$1,611	(1%)

     The decrease in display Advertising revenues generated on the AOL Network for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 was primarily due to lower demand from certain advertiser categories, the challenges of integrating recently acquired businesses (including certain sales execution and system integration issues), increased volume of inventory monetized through lower priced sales channels and pricing declines in certain inventory segments, partially offset by revenues attributable to recent business acquisitions. Display Advertising revenues generated on the AOL Network for the nine months ended September 30, 2007 included a $19 million benefit recognized in the first quarter of 2007 related to a change in an accounting estimate resulting from more timely system data. For the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, the increase in paid-search Advertising revenues on the AOL Network, which are generated primarily through AOL’s strategic relationship with Google, was attributable primarily to broader distribution through the AOL Network and higher revenues per search query on certain AOL Network properties.
     The decline in Advertising revenues on the Third Party Network for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily due to a decrease of $55 million due to a change in the relationship with a major customer of Platform-A Inc., partly offset by increased revenues of $29 million attributable to recent business acquisitions and other advertising growth of $7 million. Since January 1, 2008, this customer has been under no obligation to continue to do business with Platform-A Inc., and revenues associated with this relationship were $3 million for the three months ended September 30, 2008 compared to $58 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, Advertising revenues on the Third Party Network increased primarily due to increased revenues of $110 million attributable to recent business acquisitions and other advertising growth of $68 million, partially offset by a decrease of $137 million, due to the change in the relationship with the major customer of Platform-A Inc. Revenues associated with this relationship were $25 million for the nine months ended September 30, 2008 compared to $162 million for the nine months ended September 30, 2007. The Company anticipates that revenues from this customer will continue to decline for the remainder of the year compared to the similar period in 2007.
     Total Advertising revenues for the three months ended September 30, 2008 decreased $23 million from the three months ended June 30, 2008, due primarily to lower demand from certain advertiser categories.
     The Company expects Advertising revenues at the AOL segment to decrease during the remainder of 2008 compared to the similar period in 2007 due to expected decreases on both the AOL Network and the Third Party Network in part due to lower demand from certain advertiser categories. In addition, expected declines on the AOL Network reflect declines in display advertising, partially offset by increases in paid-search, while expected declines on the Third Party Network reflect declines associated with the end of commitments from a major customer of Platform-A Inc., as discussed above, partially offset by the impact of recent business acquisitions and other advertising growth.
     For the three and nine months ended September 30, 2008, costs of revenues decreased 17% and 11%, respectively, and as a percentage of revenues were 46% and 48%, respectively, compared to 46% and 44% for the three and nine months ended September 30, 2007, respectively. For the nine months ended September 30, 2008, approximately $70 million of the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
decrease in costs of revenues was attributable to the sales of AOL’s European access businesses. Excluding amounts attributable to the sales of AOL’s European access businesses, for the three and nine months ended September 30, 2008, costs of revenues declined due primarily to decreases in network-related expenses, personnel-related costs including incentive pay, royalties and customer service expenses, primarily associated with the closures and sales of certain customer support call centers, partially offset by an increase in TAC. TAC consists of the costs of acquiring third-party online advertising inventory and costs incurred in connection with distributing AOL’s free products or services or otherwise directing traffic to the AOL Network. TAC increased 15% to $165 million for the three months ended September 30, 2008 from $144 million for the three months ended September 30, 2007 and increased 29% to $535 million for the nine months ended September 30, 2008 from $414 million for the nine months ended September 30, 2007, due primarily to a new product distribution agreement. In addition, the increase in TAC for the nine months ended September 30, 2008 included increased costs associated with growth in Advertising revenues on the Third Party Network.
     Selling, general and administrative expenses decreased 36% to $146 million and 33% to $489 million for the three and nine months ended September 30, 2008, respectively. For the nine months ended September 30, 2008, approximately $30 million of the decrease was attributable to the sales of AOL’s European access businesses. For the three and nine months ended September 30, 2008, the remaining decrease in selling, general and administrative expenses reflects a significant reduction in direct marketing costs of approximately $25 million and $90 million, respectively, primarily due to reduced subscriber acquisition marketing as part of AOL’s strategy, and other cost savings, primarily related to reduced headcount and other personnel-related costs including incentive pay. Selling, general and administrative expenses for the three and nine months ended September 30, 2008 also included $6 million and $22 million, respectively, of external costs related to the separation of AOL’s Access Services and Global Web Services businesses. In addition, selling, general and administrative expenses for the three and nine months ended September 30, 2007 included a $13 million charge related to a patent infringement litigation settlement.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and nine months ended September 30, 2008 included a $9 million noncash impairment of an office building and the results for the three and nine months ended September 30, 2007 included noncash impairments of $1 million and $2 million, respectively, related to asset write-offs in connection with facility closures. In addition, the results for the three and nine months ended September 30, 2007 included a $2 million reduction to the gain and a $668 million net pretax gain, respectively, on the sale of AOL’s German access business. The results for the nine months ended September 30, 2007 also included a $1 million reduction to the gain on the sale of AOL’s U.K. access business. In addition, the results for the three and nine months ended September 30, 2008 included net restructuring charges of $2 million and $15 million, respectively, and, for the nine months ended September 30, 2007, included net restructuring charges of $27 million, primarily related to involuntary employee terminations and facility closures.
     For the three and nine months ended September 30, 2008, Operating Income before Depreciation and Amortization decreased compared to the three and nine months ended September 30, 2007, due primarily to a decline in revenues, partially offset by lower costs of revenues and selling, general and administrative expenses. In addition, for the nine months ended September 30, 2008, the decrease in Operating Income before Depreciation and Amortization was due to the absence of the gain on the sale of AOL’s German access business, which occurred in the first quarter of 2007. The decreases in Operating Income for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 were due primarily to the decreases in Operating Income before Depreciation and Amortization, as discussed above, as well as an increase in amortization expense associated with finite-lived intangible assets related to AOL’s recent business acquisitions, partially offset by a decrease in depreciation expense as a result of a reduction in network assets due to subscriber declines.
     In connection with AOL’s strategy, including its reduction of subscriber acquisition efforts, AOL expects to experience a continued decline in its subscribers and related Subscription revenues. Accordingly, during the remainder of 2008, AOL expects a continued decline in costs of revenues, including dial-up network and customer service expenses, and selling, general and administrative expenses compared to the similar period in 2007.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
    Cable.   Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the three and nine months ended September 30, 2008 and 2007 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/08	9/30/07	% Change	9/30/08	9/30/07	% Change

Revenues:
Subscription	$4,116	$3,780	9%	$12,144	$11,230	8%
Advertising	224	221	1%	654	636	3%

Total revenues	4,340	4,001	8%	12,798	11,866	8%
Costs of revenues(a)	(2,072)	(1,890)	10%	(6,097)	(5,645)	8%
Selling, general and administrative(a)	(706)	(679)	4%	(2,161)	(2,022)	7%
Asset impairment	—	—	NM	(45)	—	NM
Merger-related and restructuring costs	(8)	(4)	100%	(14)	(20)	(30%)

Operating Income before Depreciation and Amortization	1,554	1,428	9%	4,481	4,179	7%
Depreciation	(700)	(683)	2%	(2,123)	(2,001)	6%
Amortization	(66)	(64)	3%	(196)	(207)	(5%)

Operating Income	$788	$681	16%	$2,162	$1,971	10%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Revenues, including the components of Subscription revenues, are as follows for the three and nine months ended September 30, 2008 and 2007 (millions):

	Three Months Ended			Nine Months Ended
	9/30/08	9/30/07	% Change	9/30/08	9/30/07	% Change

Subscription revenues:
Video	$2,639	$2,530	4%	$7,878	$7,613	3%
High-speed data	1,056	942	12%	3,082	2,760	12%
Voice(a)	421	308	37%	1,184	857	38%

Total Subscription revenues	4,116	3,780	9%	12,144	11,230	8%
Advertising revenues	224	221	1%	654	636	3%

Total revenues	$4,340	$4,001	8%	$12,798	$11,866	8%

(a)	For the three and nine months ended September 30, 2007, voice revenues include $8 million and $33 million, respectively, of revenues associated with subscribers who received traditional, circuit-switched telephone service.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Selected subscriber-related statistics as of September 30, 2008 and 2007 are as follows (thousands):

	As of September 30,
	2008	2007	% Change

Basic video(a)	13,266	13,308	—
Digital video(b)	8,607	7,860	10%
Residential high-speed data(c)	8,339	7,412	13%
Commercial high-speed data(c)	295	272	8%
Residential Digital Phone(d)	3,621	2,608	39%
Commercial Digital Phone(d)	23	2	NM
Revenue generating units(e)	34,151	31,505	8%
Customer relationships(f)	14,750	14,637	1%

(a)	Basic video subscriber numbers reflect billable subscribers who receive at least basic video service.
(b)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service via digital transmissions.
(c)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(d)
Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service. Residential Digital Phone subscriber numbers as of September 30, 2007 exclude 43,000 subscribers who received traditional, circuit-switched telephone service. During the first half of 2008, TWC completed the process of discontinuing the provision of circuit-switched telephone service in accordance with regulatory requirements. As a result, during 2008, Digital Phone has been the only voice service offered by TWC.

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

     For the three and nine months ended September 30, 2008, Subscription revenues increased, primarily driven by the continued growth of digital video services and video price increases, as well as growth in high-speed data and Digital Phone subscribers. Digital video revenues, which include revenues from digital tiers, digital pay channels, pay-per-view, video-on-demand, subscription-video-on-demand and digital video recorder services, represented 24% of video revenues for both the three and nine months ended September 30, 2008 compared to 23% of video revenues for both the three and nine months ended September 30, 2007. Advertising revenues increased slightly for the three and nine months ended September 30, 2008 primarily due to an increase in political advertising revenues, partially offset by a decline in Advertising revenues from national, regional and local businesses.
     The components of costs of revenues for the three and nine months ended September 30, 2008 and 2007 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/08	9/30/07	% Change	9/30/08	9/30/07	% Change

Costs of revenues:
Video programming	$949	$881	8%	$2,817	$2,643	7%
Employee	597	546	9%	1,752	1,624	8%
High-speed data	35	42	(17%)	112	125	(10%)
Voice	144	115	25%	406	338	20%
Franchise fees	116	108	7%	344	328	5%
Other direct operating costs	231	198	17%	666	587	13%

Total costs of revenues	$2,072	$1,890	10%	$6,097	$5,645	8%

     For the three and nine months ended September 30, 2008, costs of revenues increased 10% and 8%, respectively, and, as a percentage of revenues, were 48% for both the three and nine months ended September 30, 2008 compared to 47% and 48% for the three and nine months ended September 30, 2007, respectively. Video programming costs increased for the three and nine months ended September 30, 2008 primarily due to contractual rate increases and an increase in the percentage of basic video subscribers who also subscribe to expanded tiers of video services. Employee costs increased for the three and nine months ended September 30, 2008 primarily due to higher headcount resulting from the continued growth of digital video, high-speed data and Digital Phone services, as well as salary increases. Voice costs increased for

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
the three and nine months ended September 30, 2008 primarily due to growth in Digital Phone subscribers, partially offset by a decline in per-subscriber connectivity costs. Other direct operating costs increased for the three and nine months ended September 30, 2008 primarily due to increases in certain other costs associated with the continued growth of digital video, high-speed data and Digital Phone services. High-speed data costs decreased for the three and nine months ended September 30, 2008 primarily due to a decrease in per-subscriber connectivity costs, partially offset by subscriber growth.
     The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2008 was primarily attributable to higher employee costs primarily due to headcount and salary increases, as well as higher marketing costs primarily resulting from intensified marketing efforts. Selling, general and administrative expenses for the three and nine months ended September 30, 2008 also included a benefit of approximately $13 million due to changes in estimates of previously established casualty insurance accruals.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the nine months ended September 30, 2008 included a $45 million noncash impairment of certain non-core cable systems held for sale. For the three and nine months ended September 30, 2007, the Cable segment expensed non-capitalizable merger-related and restructuring costs associated with the Adelphia/Comcast Transactions of $3 million and $10 million, respectively. In addition, the results included other restructuring costs of $8 million and $14 million for the three and nine months ended September 30, 2008, respectively, and $1 million and $10 million for the three and nine months ended September 30, 2007, respectively.
     Operating Income before Depreciation and Amortization increased for the three and nine months ended September 30, 2008 principally as a result of revenue growth (particularly in high margin high-speed data revenues), partially offset by higher costs of revenues and selling, general and administrative expenses. Additionally, Operating Income before Depreciation and Amortization for the three and nine months ended September 30, 2008 was negatively impacted by approximately $10 million as a result of the effect of Hurricane Ike on TWC’s cable systems in southeast Texas and Ohio, and Operating Income before Depreciation and Amortization for the nine months ended September 30, 2008 was also impacted by the $45 million impairment of certain non-core cable systems held for sale, as discussed above.
     Operating Income increased for the three and nine months ended September 30, 2008 primarily due to the increases in Operating Income before Depreciation and Amortization discussed above, partially offset by an increase in depreciation expense. For the three and nine months ended September 30, 2008, the increase in depreciation expense was primarily associated with purchases of customer premise equipment, scalable infrastructure and line extensions (each of which is primarily driven by customer demand) occurring during or subsequent to the comparable period in 2007.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Filmed Entertainment.   Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the three and nine months ended September 30, 2008 and 2007 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/08	9/30/07	% Change	9/30/08	9/30/07	% Change

Revenues:
Subscription	$10	$8	25%	$30	$22	36%
Advertising	20	12	67%	57	30	90%
Content	2,797	3,100	(10%)	8,034	7,942	1%
Other	54	58	(7%)	164	180	(9%)

Total revenues	2,881	3,178	(9%)	8,285	8,174	1%
Costs of revenues(a)	(2,015)	(2,407)	(16%)	(5,891)	(6,124)	(4%)
Selling, general and administrative(a)	(468)	(412)	14%	(1,407)	(1,185)	19%
Restructuring costs	(17)	—	NM	(130)	—	NM

Operating Income before Depreciation and Amortization	381	359	6%	857	865	(1%)
Depreciation	(42)	(37)	14%	(126)	(112)	13%
Amortization	(64)	(54)	19%	(179)	(161)	11%

Operating Income	$275	$268	3%	$552	$592	(7%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Content revenues primarily include theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three and nine months ended September 30, 2008 and 2007 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/08	9/30/07	% Change	9/30/08	9/30/07	% Change

Theatrical product:
Theatrical film	$785	$820	(4%)	$1,580	$1,615	(2%)
Home video and electronic delivery	592	788	(25%)	2,168	2,144	1%
Television licensing	358	324	10%	1,179	1,057	12%
Consumer products and other	42	51	(18%)	124	118	5%

Total theatrical product	1,777	1,983	(10%)	5,051	4,934	2%

Television product:
Television licensing	531	784	(32%)	1,742	2,111	(17%)
Home video and electronic delivery	207	183	13%	557	494	13%
Consumer products and other	38	64	(41%)	144	176	(18%)

Total television product	776	1,031	(25%)	2,443	2,781	(12%)

Other	244	86	184%	540	227	138%

Total Content revenues	$2,797	$3,100	(10%)	$8,034	$7,942	1%

     The decline in theatrical film revenues for the three and nine months ended September 30, 2008 was due primarily to difficult comparisons for the three months ended September 30, 2008 compared to the similar period in the prior year. Revenues for the three months ended September 30, 2008 included The Dark Knight and Journey to the Center of the Earth while revenues for the three months ended September 30, 2007 included Harry Potter and the Order of the Phoenix, Rush Hour 3 and Hairspray. For the nine months ended September 30, 2008, revenues also included Sex and the City, 10,000 B.C., Get Smart and Speed Racer and the prior year period also included 300 and Ocean’s 13.
     Theatrical product revenues from home video and electronic delivery decreased for the three months ended September 30, 2008 due primarily to difficult comparisons to the prior year period. Revenues for the three months ended September 30, 2008 included Sex and the City, 10,000 B.C. and Speed Racer compared to 2007, which included 300, We Are Marshall and TMNT. Theatrical product revenues from home video and electronic delivery were essentially flat for the nine months ended September 30, 2008, as the decline for the three months ended September 30, 2008 was offset by the greater number

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
of significant titles in the first six months of 2008, including I Am Legend, 10,000 B.C., The Bucket List and Fool’s Gold, compared to 2007, which included Happy Feet and The Departed. Theatrical product revenues from television licensing increased for the three and nine months ended September 30, 2008 due primarily to the timing and number of availabilities.
     The decrease in television product licensing fees for the three months ended September 30, 2008 was primarily due to the initial off-network availabilities in 2007 of Two and a Half Men, Cold Case and The George Lopez Show, with no comparable availabilities in 2008. In addition, for the nine months ended September 30, 2008, the decline included the impact of the Writers Guild of America (East and West) strike, which was settled in February 2008, partially offset by off-network license fees from Seinfeld. The increase in television product revenues from home video and electronic delivery for the three and nine months ended September 30, 2008 primarily reflected the timing of releases, including new season releases of The Closer, Gossip Girl, One Tree Hill, Terminator: The Sarah Connor Chronicles and Two and a Half Men.
     The increase in other Content revenues for the three and nine months ended September 30, 2008 was due primarily to the impact of the acquisition of TT Games Limited in the fourth quarter of 2007, which included revenues from the second-quarter 2008 release of LEGO Indiana Jones and the third-quarter 2008 release of LEGO Batman, as well as the expansion of the distribution of interactive video games.
     The decrease in costs of revenues for the three and nine months ended September 30, 2008 resulted primarily from lower film costs ($1.184 billion and $3.410 billion for the three and nine months ended September 30, 2008, respectively, compared to $1.454 billion and $3.540 billion for the three and nine months ended September 30, 2007, respectively) and lower theatrical advertising and print costs due to the timing, quantity and mix of films released. Included in film costs are net pre-release theatrical film valuation adjustments, which decreased to $10 million for the three months ended September 30, 2008 from $100 million for the three months ended September 30, 2007 and decreased to $28 million for the nine months ended September 30, 2008 from $204 million for the nine months ended September 30, 2007. In addition, during the nine months ended September 30, 2008, the Company recognized approximately $40 million in participation expense, related to current claims on films released in prior periods. Costs of revenues as a percentage of revenues decreased to 70% for the three months ended September 30, 2008 from 76% for the three months ended September 30, 2007, and to 71% for the nine months ended September 30, 2008 from 75% for the nine months ended September 30, 2007, reflecting the quantity and mix of products released.
     The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2008 was primarily the result of higher employee costs, which includes additional headcount to support the expansion of games distribution, digital platforms and other initiatives, partially offset by cost reductions realized in connection with the operational reorganization of the New Line business. The increase also reflects higher distribution costs attributable to the increase in games revenues.
     The results for the three and nine months ended September 30, 2008 included restructuring charges of $17 million and $130 million, respectively, related to involuntary employee terminations in connection with the operational reorganization of the New Line business. The Company expects to incur incremental restructuring charges of approximately $5 million during the remainder of 2008.
     Operating Income before Depreciation and Amortization and Operating Income increased for the three months ended September 30, 2008 primarily due to lower costs of revenues, partially offset by lower revenues, an increase in selling, general and administrative expenses and higher restructuring charges. Operating Income before Depreciation and Amortization and Operating Income for the nine months ended September 30, 2008 decreased primarily due to higher restructuring charges and an increase in selling, general and administrative expenses, partially offset by an increase in revenues and lower costs of revenues.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Networks.   Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three and nine months ended September 30, 2008 and 2007 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/08	9/30/07	% Change	9/30/08	9/30/07	% Change

Revenues:
Subscription	$1,722	$1,566	10%	$5,136	$4,672	10%
Advertising	772	709	9%	2,417	2,181	11%
Content	224	270	(17%)	626	682	(8%)
Other	13	10	30%	37	31	19%

Total revenues	2,731	2,555	7%	8,216	7,566	9%
Costs of revenues(a)	(1,199)	(1,253)	(4%)	(3,915)	(3,693)	6%
Selling, general and administrative(a)	(524)	(468)	12%	(1,475)	(1,340)	10%
Loss on disposal of consolidated business	(3)	—	NM	(3)	—	NM
Asset impairments	—	—	—	(18)	(34)	(47%)
Restructuring costs	—	(4)	(100%)	—	(20)	(100%)

Operating Income before Depreciation and Amortization	1,005	830	21%	2,805	2,479	13%
Depreciation	(82)	(75)	9%	(241)	(222)	9%
Amortization	(14)	(4)	NM	(32)	(12)	167%

Operating Income	$909	$751	21%	$2,532	$2,245	13%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The increase in Subscription revenues for the three and nine months ended September 30, 2008 was due primarily to higher subscription rates at both Turner and HBO and, to a lesser extent, an increase in the number of subscribers for Turner’s networks, as well as the impact of international expansion.
     The increase in Advertising revenues for the three and nine months ended September 30, 2008 was driven primarily by Turner’s domestic networks, reflecting mainly higher CPMs (advertising rates per thousand viewers) and audience delivery, as well as Turner’s international networks, reflecting primarily an increase in the number of units sold.
     The decrease in Content revenues for the three and nine months ended September 30, 2008 reflects lower ancillary sales of HBO’s original programming as well as lower syndication revenues associated with HBO’s Everybody Loves Raymond.
     For the three months ended September 30, 2008, costs of revenues decreased due primarily to lower programming and content distribution costs, offset in part by higher election-related newsgathering costs. For the three months ended September 30, 2008, programming costs declined 4% to $854 million from $888 million for the three months ended September 30, 2007. The decrease in programming costs was due primarily to lower original programming costs at both HBO and Turner and lower sports programming costs at Turner, offset in part by programming costs associated with international expansion and higher licensed programming costs at both HBO and Turner.
     For the nine months ended September 30, 2008, costs of revenues increased due primarily to increases in programming costs and election-related newsgathering costs, offset in part by lower content distribution costs. For the nine months ended September 30, 2008, programming costs increased 8% to $2.870 billion from $2.656 billion for the nine months ended September 30, 2007. The increase in programming costs for the nine months ended September 30, 2008 was due primarily to programming costs associated with international expansion, higher licensed programming costs and an increase in sports programming costs at Turner, particularly related to NBA programming. Programming costs for the nine months ended September 30, 2008 also included $26 million ($5 million for the three months ended September 30, 2008) of charges related to HBO’s decisions to not proceed with certain original series.
     Costs of revenues as a percentage of revenues were 44% and 48% for the three and nine months ended September 30, 2008, respectively, compared to 49% for both the three and nine months ended September 30, 2007.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2008 reflected, in part, increased marketing expenses and higher costs related to international expansion.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three months ended September 30, 2008 included a $3 million loss on the sale of GameTap, an on-line video game business, and the nine months ended September 30, 2008 also included an $18 million noncash impairment of GameTap. The results for the three and nine months ended September 30, 2007 included $4 million and $20 million, respectively, of restructuring charges and severance related to senior management changes at HBO. In addition, the results for the nine months ended September 30, 2007 included a $34 million noncash impairment of the Court TV tradename as a result of rebranding the network’s name to truTV, effective January 1, 2008.
     Operating Income before Depreciation and Amortization increased for the three months ended September 30, 2008 primarily due to an increase in revenues, lower costs of revenue and the absence of restructuring costs, partially offset by increases in selling, general and administrative expenses. The increase in Operating Income before Depreciation and Amortization for the nine months ended September 30, 2008 was primarily due to an increase in revenues, the absence of restructuring costs and the absence of the tradename impairment, partially offset by increases in costs of revenues, selling, general and administrative expenses and the impairment of GameTap. Operating Income increased for the three and nine months ended September 30, 2008 due primarily to the increase in Operating Income before Depreciation and Amortization described above, offset in part by increased depreciation and amortization related to the impact of international expansion.
     Publishing.   Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three and nine months ended September 30, 2008 and 2007 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/08	9/30/07	% Change	9/30/08	9/30/07	% Change

Revenues:
Subscription	$382	$385	(1%)	$1,134	$1,124	1%
Advertising	585	636	(8%)	1,783	1,904	(6%)
Content	16	13	23%	40	39	3%
Other	135	165	(18%)	382	433	(12%)

Total revenues	1,118	1,199	(7%)	3,339	3,500	(5%)
Costs of revenues(a)	(449)	(456)	(2%)	(1,330)	(1,367)	(3%)
Selling, general and administrative(a)	(427)	(441)	(3%)	(1,338)	(1,403)	(5%)
Gain on sale of assets	—	6	(100%)	—	6	(100%)
Asset impairments	(30)	—	NM	(30)	—	NM
Restructuring costs	(1)	(4)	(75%)	(16)	(46)	(65%)

Operating Income before Depreciation and Amortization	211	304	(31%)	625	690	(9%)
Depreciation	(32)	(35)	(9%)	(100)	(92)	9%
Amortization	(17)	(18)	(6%)	(52)	(53)	(2%)

Operating Income	$162	$251	(35%)	$473	$545	(13%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     For the three months ended September 30, 2008, Subscription revenues decreased primarily due to decreases at IPC, resulting in part from the impact of foreign exchange rates, and lower domestic subscription sales, partly offset by higher newsstand sales for certain domestic magazine titles. For the nine months ended September 30, 2008, Subscription revenues increased primarily as a result of higher newsstand sales for certain domestic magazine titles and at IPC, partially offset by the impact of the sale of four non-strategic magazine titles in the third quarter of 2007 (the “2007 magazine sales”) and lower domestic subscription sales.
     For the three and nine months ended September 30, 2008, Advertising revenues decreased due primarily to declines in domestic print Advertising revenues and declines in custom publishing revenues, as well as the impact of the 2007 closures of LIFE and Business 2.0 magazines (the “2007 magazine closures”), partly offset by growth in online revenues, led by contributions from People.com, CNNMoney.com and Time.com. For the nine months ended September 30, 2008,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Advertising revenues also declined due to the impact of the 2007 magazine sales. The Company expects continued declines in print Advertising revenues for the remainder of 2008 compared to the similar period in the prior year, primarily reflecting expected continued difficult advertising market conditions as a result of the current economic environment.
     For the three and nine months ended September 30, 2008, Other revenues decreased due primarily to decreases at Synapse, Southern Living At Home and Oxmoor House, partially offset by the impact of the acquisition of QSP in August 2008.
     Costs of revenues decreased 2% for the three months ended September 30, 2008 and, as a percentage of revenues, were 40% and 38% for the three months ended September 30, 2008 and 2007, respectively. Costs of revenues decreased 3% for the nine months ended September 30, 2008 and, as a percentage of revenues, were 40% and 39%, respectively, for the nine months ended September 30, 2008 and 2007. Costs of revenues for the magazine publishing business include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together were essentially flat at $388 million for the three months ended September 30, 2008 and decreased 1% to $1.168 billion for the nine months ended September 30, 2008, primarily due to cost savings initiatives and the impact of the 2007 magazine closures and, for the nine months ended September 30, 2008, the 2007 magazine sales. For the three and nine months ended September 30, 2008, paper cost savings realized primarily as a result of lower volumes were offset by higher paper prices. The decrease in costs of revenues at the magazine publishing business, as well as a decrease in costs associated with lower volumes at the non-magazine businesses, were offset by increased costs associated with investments in digital properties, including incremental editorial-related costs, as well as operating costs associated with the acquisition of QSP.
     Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2008 primarily due to cost savings initiatives and the impact of the 2007 magazine closures, partially offset by costs associated with investments in digital properties and costs associated with the acquisition of QSP. Selling, general and administrative expenses also decreased for the nine months ended September 30, 2008 due to the impact of the 2007 magazine sales.
     The results for the three and nine months ended September 30, 2008 included restructuring costs of $1 million and $16 million, respectively, primarily consisting of severance associated with continuing efforts to streamline operations. The results for the three and nine months ended September 30, 2007 included restructuring costs of $4 million and $46 million, respectively, primarily consisting of severance associated with efforts to streamline operations and costs related to the shutdown of LIFE magazine in the first quarter of 2007. In addition, the results for the three and nine months ended September 30, 2008, included a $30 million noncash asset impairment related to a sub-lease with a tenant that filed for bankruptcy in September 2008, and the results for the three and nine months ended September 30, 2007 included a $6 million gain on the 2007 magazine sales.
     The Publishing segment is undertaking a significant reorganization primarily of its U.S. publishing operations and expects to incur restructuring charges in the fourth quarter of 2008.
     Operating Income before Depreciation and Amortization decreased for the three and nine months ended September 30, 2008 due primarily to a decline in revenues and the asset impairment, discussed above, partially offset by decreases in costs of revenues, selling, general and administrative expenses and restructuring costs. Operating Income decreased for the three and nine months ended September 30, 2008 due primarily to the decline in Operating Income before Depreciation and Amortization discussed above, and, for the nine months ended September 30, 2008, an increase in depreciation expense due primarily to the completion of construction on IPC’s new U.K. headquarters during the second quarter of 2007.
     The Company anticipates that both Operating Income before Depreciation and Amortization and Operating Income at the Publishing segment will decline for the remainder of 2008 compared to the similar period in the prior year, primarily due to the restructuring charges discussed above and expected declines in print Advertising revenues.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Corporate.   Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the three and nine months ended September 30, 2008 and 2007 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/08	9/30/07	% Change	9/30/08	9/30/07	% Change

Amounts related to securities litigation and government investigations	$(5)	$(2)	150%	$(13)	$(169)	(92%)
Selling, general and administrative(a)	(68)	(87)	(22%)	(237)	(281)	(16%)
Restructuring costs	—	—	—	(7)	—	NM

Operating Loss before Depreciation and Amortization	(73)	(89)	(18%)	(257)	(450)	(43%)
Depreciation	(12)	(10)	20%	(33)	(33)	—

Operating Loss	$(85)	$(99)	(14%)	$(290)	$(483)	(40%)

(a)	Selling, general and administrative expenses exclude depreciation.
     As previously noted, the Company recognized legal reserves as well as legal and other professional fees related to the defense of various securities lawsuits, totaling $5 million and $13 million for the three and nine months ended September 30, 2008, respectively, and $2 million and $178 million for the three and nine months ended September 30, 2007, respectively. In addition, the Company recognized related insurance recoveries of $9 million for the nine months ended September 30, 2007. Although legal fees are expected to continue to be incurred in future periods, primarily related to ongoing proceedings with respect to certain former employees of the Company, they are not anticipated to be material.
     The results for the nine months ended September 30, 2008 included $7 million of restructuring costs, due primarily to involuntary employee terminations as a result of the Company’s cost savings initiatives at the Corporate segment. The Company anticipates that these initiatives will result in annual savings of more than $50 million.
     Excluding the items noted above, for the three and nine months ended September 30, 2008, Operating Loss before Depreciation and Amortization and Operating Loss decreased due primarily to lower corporate costs, related primarily to the cost savings initiatives.
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to Time Warner should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments and the remainder of its $5 billion common stock repurchase program. Time Warner’s sources of cash include cash provided by operations, cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper programs and access to capital markets. Time Warner’s unused committed capacity at September 30, 2008 (not including amounts at TWC) was $5.393 billion, including $1.265 billion of cash and equivalents. At the same date, TWC’s unused committed capacity was $12.604 billion, including $3.090 billion of cash and equivalents and $3.771 billion under the 2008 Cable Bridge Facility. TWC may not borrow any amounts under the 2008 Cable Bridge Facility unless and until the Special Dividend is declared in connection with the TWC Separation Transactions. TWC expects to use $10.855 billion of its total unused committed capacity to finance the Special Dividend, $9.25 billion of which Time Warner expects to receive. See “Lehman Brothers Commitments” below for a discussion regarding the Company’s decision to exclude funding commitments from subsidiaries of Lehman Brothers Holdings Inc. in determining the amount of its unused committed capacity.
Current Financial Condition
     At September 30, 2008, Time Warner had $37.992 billion of debt, $4.355 billion of cash and equivalents (net debt of $33.637 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable preferred membership units at a subsidiary and $59.936 billion of shareholders’ equity, compared to $37.130 billion of debt, $1.516 billion of cash and equivalents (net debt of $35.614 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable preferred membership units at a subsidiary and $58.536 billion of shareholders’ equity at December 31, 2007.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The following table shows the significant items contributing to the decrease in net debt from December 31, 2007 to September 30, 2008 (millions):

Balance at December 31, 2007	$35,614
Cash provided by operations	(8,094)
Proceeds from exercise of stock options	(125)
Capital expenditures and product development costs	3,137
Dividends paid to common stockholders	675
Repurchases of common stock	332
Investments and acquisitions, net(a) (b)	2,247
Proceeds from the sale of investments(b)	(272)
All other, net	123

Balance at September 30, 2008(c)(d)	$33,637

(a)	Includes the Company’s approximately $820 million investment in The Reserve Fund. See below for further discussion.
(b)	Refer to the “Investing Activities” section for further detail.
(c)	Included in the net debt balance is $165 million that represents the net unamortized fair value adjustment recognized as a result of the merger of AOL and Historic TW Inc.
(d)	Net debt includes $20.979 billion at Time Warner and $12.658 billion at TWC at September 30, 2008 and $22.269 billion at Time Warner and $13.345 billion at TWC at December 31, 2007.
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
     As discussed in “Recent Developments,” as part of the TWC Separation Transactions, TWC will declare and pay the Special Dividend of $10.855 billion ($10.27 per share of TWC Common Stock) to be distributed pro rata to all holders of TWC Class A Common Stock and TWC Class B Common Stock, resulting in the receipt by Time Warner of approximately $9.25 billion from the dividend immediately prior to the Distribution.
     The Company has historically invested a portion of its cash on hand in money market funds, including The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the morning of September 15, 2008, the Company requested a full redemption of its approximately $820 million investment in The Reserve Fund, but the redemption request was not honored. Approximately $330 million of such investment was made by Time Warner and approximately $490 million was made by TWC. On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to an SEC order requested by The Reserve Fund so that an orderly liquidation could be effected. On October 31, 2008, the Company received $416 million from The Reserve Fund representing its pro rata share of a partial distribution. The Company has not been informed as to when the remaining amount will be returned. However, the Company believes its remaining receivable is recoverable and will be distributed in the next twelve months as The Reserve Fund’s investments mature. As a result of the status of The Reserve Fund, the Company has classified the approximately $820 million receivable from The Reserve Fund at September 30, 2008 as other current assets on the Company’s consolidated balance sheet and within investments and acquisitions, net of cash acquired, on the Company’s consolidated statement of cash flows.
     As noted under “Recent Developments,” TWC is a participant in the Sprint/Clearwire Joint Venture, which is expected to close by the end of 2008. TWC’s share of such investment is expected to be approximately $550 million, which it expects to fund with cash on hand at TWC, borrowings under the Cable Revolving Facility, TWC’s commercial paper program or a combination thereof.
     On July 26, 2007, Time Warner’s Board of Directors authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through November 4, 2008, the Company has repurchased approximately 154 million shares of common stock for

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
approximately $2.8 billion, which included approximately 19 million shares of common stock purchased for approximately $299 million during the nine months ended September 30, 2008, pursuant to trading programs under Rule 10b5-1 of the Exchange Act (Note 6).
     On January 8, 2008, the Company entered into an agreement for a $2.0 billion three-year unsecured term loan facility with a maturity date of January 8, 2011. Substantially all of the borrowings under the facility, which was fully drawn on January 8, 2008, were used to repay existing short-term borrowings (Note 5).
     Time Warner’s 7.48% notes due January 15, 2008 (aggregate principal amount of $166 million) matured and were retired on January 15, 2008, and TWE’s 7.25% notes due September 1, 2008 (aggregate principal amount of $600 million) matured and were retired on September 1, 2008.
Cash Flows
     Cash and equivalents increased by $2.839 billion and $324 million for the nine months ended September 30, 2008 and 2007, respectively. Components of these changes are discussed below in more detail.
Operating Activities
     Details of cash provided by operations are as follows (millions):

	Nine Months Ended
	9/30/08	9/30/07

Operating Income	$6,229	$6,606
Depreciation and amortization	3,444	3,274
Amounts related to securities litigation and government investigations:
Net expenses	13	169
Cash payments, net of recoveries	(13)	(919)
(Gain) loss on disposal of assets, net	3	(673)
Noncash asset impairments	102	36
Net interest payments(a)	(1,368)	(1,516)
Net income taxes paid(b)	(474)	(395)
Noncash equity-based compensation	232	230
Net cash flows from discontinued operations(c)	(11)	33
Domestic pension plan contributions	(291)	(13)
Merger-related and restructuring payments, net of accruals(d)	(4)	(103)
All other, net, including working capital changes	232	(573)

Cash provided by operations	$8,094	$6,156

(a)	Includes interest income received of $104 million and $77 million in 2008 and 2007, respectively.
(b)	Includes income tax refunds received of $111 million and $84 million in 2008 and 2007, respectively.
(c)
Reflects net income (loss) from discontinued operations of $(2) million and $324 million in 2008 and 2007, respectively, net of noncash gains and expenses and working capital-related adjustments of $(9) million and $(291) million in 2008 and 2007, respectively.

(d)	Includes payments for merger-related and restructuring costs and payments for certain other merger-related liabilities, net of accruals.
     Cash provided by operations increased to $8.094 billion in 2008 from $6.156 billion in 2007. The increase in cash provided by operations was related primarily to cash provided by working capital and a decrease in payments made in connection with the settlements in the securities litigation and the government investigations, partially offset by an increase in domestic pension plan contributions. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The change in working capital between periods primarily reflects higher cash collections on receivables and the timing of payments for programming production spending, accounts payable and accrued liabilities. The Company’s U.S. federal income tax payments have increased by approximately $110 million during the first nine months of 2008 as compared to the prior year period. This increase was primarily due to the utilization of a majority of the Company’s U.S. federal tax attribute carryforwards in 2007, partially offset by the benefits from the Economic Stimulus Act of 2008, which provides for a special 50% depreciation deduction in 2008 for certain qualifying property.
     As of December 31, 2007, the Company’s funded domestic defined benefit pension plans were funded by assets in a pension trust totaling $3.355 billion. Between January 1, 2008 and October 31, 2008, the Company’s plan assets have experienced market losses of approximately 30%. The impact to the funded status of the defined benefit pension plans from these 2008 market losses is partially offset by contributions made during the year and increases, through October 31, 2008, in discount rates that reduce the projected benefit obligation. The Company has made $275 million of discretionary cash contributions to its funded defined benefit pension plans during the nine months ended September 30, 2008 and, subject to market conditions and other considerations, the Company expects to make additional discretionary cash contributions during the remainder of the year ranging from $400 million to $500 million.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Investing Activities
     Details of cash used by investing activities are as follows (millions):

	Nine Months Ended
	9/30/08	9/30/07

Investments in available-for-sale securities	$(17)	$(93)
Investments and acquisitions, net of cash acquired:
Bebo	(851)	—
buy.at	(125)	—
The Reserve Fund	(820)	—
TACODA	—	(274)
Third Screen Media	—	(104)
Wireless joint venture	(3)	(30)
All other	(431)	(281)
Investment activities of discontinued operations	—	(26)
Capital expenditures and product development costs	(3,137)	(3,100)
Proceeds from the sale of available-for-sale securities	15	33
Proceeds from the sale of AOL’s German access business	—	850
Proceeds from the sale of Tegic	—	265
Proceeds from the sale of the Parenting Group and most of the Time4 Media magazine titles	—	220
Proceeds from the sale of the Company’s 50% interest in Bookspan	—	145
All other investment and asset sale proceeds	257	326

Cash used by investing activities	$(5,112)	$(2,069)

     Cash used by investing activities increased to $5.112 billion in 2008 from $2.069 billion in 2007. The change in cash used by investing activities primarily reflected the decrease in proceeds from the sales of assets and an increase in investment and acquisition expenditures.
Financing Activities
     Details of cash used by financing activities are as follows (millions):

	Nine Months Ended
	9/30/08	9/30/07

Borrowings	$30,922	$12,728
Debt repayments	(30,049)	(10,551)
Proceeds from exercise of stock options	125	484
Excess tax benefit on stock options	3	74
Principal payments on capital leases	(31)	(45)
Repurchases of common stock	(332)	(5,714)
Dividends paid	(675)	(645)
Other financing activities	(106)	(94)

Cash used by financing activities	$(143)	$(3,763)

     Cash used by financing activities was $143 million in 2008 compared to $3.763 billion in 2007. The change in cash used by financing activities was primarily due to a decline in repurchases of common stock made in connection with the Company’s common stock repurchase programs, offset by a decrease in net borrowings (defined as borrowings less repayments).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Outstanding Debt and Other Financing Arrangements
Outstanding Debt and Committed Financial Capacity
     At September 30, 2008, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $56.195 billion, including $3.771 billion under the 2008 Cable Bridge Facility, under which TWC may not borrow any amounts unless and until the Special Dividend is declared in connection with the TWC Separation Transactions. Of this committed capacity, $17.997 billion was unused and $37.992 billion was outstanding as debt. The $17.997 billion of unused committed capacity includes $5.393 billion at Time Warner and $12.604 billion at TWC, $10.855 billion of which TWC expects to use to finance the Special Dividend. At September 30, 2008, total committed capacity, outstanding letters of credit, unamortized discount on commercial paper, outstanding debt and total unused committed capacity were as follows (millions):

			Unamortized
			Discount on		Unused
	Committed	Letters of	Commercial	Outstanding	Committed
	Capacity	Credit(a)	Paper	Debt(b)	Capacity(c)
Cash and equivalents	$4,355	$—	$—	$—	$4,355
Bank credit agreements and commercial paper programs	21,617	205	1	7,769	13,642
Floating-rate public debt	2,000	—	—	2,000	—
Fixed-rate public debt	27,920	—	—	27,920	—
Other fixed-rate obligations(d)	303	—	—	303	—

Total	$56,195	$205	$1	$37,992	$17,997

(a)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(b)	Represents principal amounts adjusted for premiums and discounts.
(c)
Includes $12.604 billion of unused committed capacity at TWC, $10.855 billion of which TWC expects to use to finance the Special Dividend. TWC’s unused committed capacity includes $3.771 billion under the 2008 Cable Bridge Facility (described below). TWC may not borrow any amounts under the 2008 Cable Bridge Facility unless and until the Special Dividend is declared in connection with the TWC Separation Transactions.

(d)	Amount includes capital lease and other obligations.
     The bank credit agreements, commercial paper programs and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 10.8 years as of September 30, 2008. The Company’s outstanding debt includes other fixed-rate obligations due within one year of $125 million. The Company’s public debt matures as follows: $2.000 billion in the fourth quarter of 2009, $0 in 2010, $2.000 billion in 2011, $4.100 billion in 2012, $2.800 billion in 2013 and $19.031 billion thereafter. In addition, all of the $7.770 billion of outstanding debt under the Company’s bank credit agreements, including those that support its commercial paper programs, matures in 2011.
     The funding commitments under the Company’s various bank credit agreements, including the 2008 Cable Bridge Facility, are provided by a geographically diverse group of major financial institutions based in the United States, Canada, France, Germany, Japan and the United Kingdom. The Company’s bank credit agreements do not contain borrowing restrictions due to material adverse changes in the Company’s business or market disruption. For a discussion of the terms of the Company’s bank credit agreements, see Note 7 to the Company’s consolidated financial statements included in the 2007 Form 10-K.
Lehman Brothers Commitments
     On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the “Lehman Bankruptcy”). Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman, is one of the lenders under the Company’s $7.0 billion senior unsecured five-year revolving credit facility (the “TW Revolving Facility”), with an undrawn commitment of $74 million. In addition, Lehman Brothers Commercial Bank (“LBCB”) and Lehman Brothers Bank, FSB (“LBB”), also subsidiaries of Lehman, are lenders under the 2008 Cable Bridge Facility and the Cable Revolving Facility, respectively, with undrawn commitments of $269 million and $125 million, respectively. On October 5, 2008, LCPI filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the “LCPI Bankruptcy”). After the Lehman Bankruptcy and prior to the LCPI Bankruptcy, LCPI failed to fund its portion of

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
two borrowing requests by Time Warner under the TW Revolving Facility. The Company does not expect LCPI to fund its portion of future borrowing requests under the TW Revolving Facility. TWC has not requested to borrow under either the 2008 Cable Bridge Facility or the Cable Revolving Facility since the Lehman Bankruptcy, and neither LBCB nor LBB has been placed in receivership or a similar proceeding as of November 4, 2008. While the Company believes that LBCB and LBB are contractually obligated under the 2008 Cable Bridge Facility and the Cable Revolving Facility, respectively, it is uncertain whether LBCB or LBB would fund its respective portion of any future borrowing requests or whether another lender might assume such commitments. Accordingly, the Company’s total committed capacity as of September 30, 2008 excludes the undrawn commitments of LCPI, LBCB and LBB. The Company believes that it continues to have sufficient liquidity to meet its needs for the foreseeable future, even if LCPI, LBCB and/or LBB fails to fund its portion of any future borrowing requests.
2008 Cable Bond Offering
     On June 16, 2008, TWC filed a shelf registration statement on Form S-3 (the “TWC Shelf Registration Statement”) with the SEC that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants. On June 19, 2008, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures under the TWC Shelf Registration Statement in the 2008 Cable Bond Offering, consisting of $1.5 billion principal amount of 6.20% Notes due 2013 (the “2013 Notes”), $2.0 billion principal amount of 6.75% Notes due 2018 (the “2018 Notes”) and $1.5 billion principal amount of 7.30% Debentures due 2038 (the “2038 Debentures” and, together with the 2013 Notes and the 2018 Notes, the “2008 Cable Debt Securities”). TWC expects to use the net proceeds of $4.963 billion from this issuance to finance, in part, the Special Dividend. If the TWC Separation Transactions are not consummated and the Special Dividend is not paid, TWC will use the net proceeds from the issuance of the 2008 Cable Debt Securities for general corporate purposes, including repayment of indebtedness. Pending the payment of the Special Dividend, a portion of the net proceeds of the 2008 Cable Bond Offering was used by TWC to repay variable-rate debt with lower interest rates and the remainder was invested in various short-term investments. The 2008 Cable Debt Securities are guaranteed by TWE and TW NY (the “Guarantors”).
2008 Cable Bridge Facility
     In addition to issuing the 2008 Cable Debt Securities described above, on June 30, 2008, TWC entered into a credit agreement (the “Bridge Credit Agreement”) with certain financial institutions for the $9.0 billion 2008 Cable Bridge Facility in order to finance, in part, the Special Dividend. Subject to certain limited exceptions, to the extent TWC incurs debt (other than an incurrence of debt under the Cable Revolving Facility and its existing commercial paper program), issues equity securities or completes asset sales prior to drawing on the 2008 Cable Bridge Facility, the commitments of the lenders under the 2008 Cable Bridge Facility will be reduced by an amount equal to the net cash proceeds from any such incurrence, issuance or sale. As a result of the 2008 Cable Bond Offering, the amount of the commitments of the lenders under the 2008 Cable Bridge Facility was reduced to $4.040 billion. As discussed above, the Company is not certain whether LBCB will fund its $269 million in commitments under the 2008 Cable Bridge Facility as a result of the Lehman Bankruptcy, and, therefore, the Company has included only $3.771 billion of commitments under the 2008 Cable Bridge Facility in its total committed capacity as of September 30, 2008. TWC may elect to extend the maturity date of the loans outstanding under the 2008 Cable Bridge Facility for an additional year. In the event TWC borrows any amounts under the 2008 Cable Bridge Facility, subject to certain limited exceptions, TWC is required to use the net cash proceeds from any subsequent incurrence of debt (other than an incurrence of debt under the Cable Revolving Facility and its existing commercial paper program), issuance of equity securities and asset sale to prepay amounts outstanding under the 2008 Cable Bridge Facility. TWC may prepay amounts outstanding under the 2008 Cable Bridge Facility at any time without penalty or premium, subject to minimum amounts. TWC may not borrow any amounts under the 2008 Cable Bridge Facility unless and until the Special Dividend is declared in connection with the TWC Separation Transactions. TWC’s obligations under the 2008 Cable Bridge Facility are guaranteed by TWE and TW NY.
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
     Time Warner’s commitment under the Supplemental Facility will be further reduced by (i) 50% of any additional amounts by which the commitments under the 2008 Cable Bridge Facility are further reduced by the net cash proceeds of subsequent issuances of debt or equity or certain asset sales by TWC prior to TWC’s borrowing under the 2008 Cable Bridge Facility and (ii) the amount by which borrowing availability under the Cable Revolving Facility exceeds $2.0 billion on the date of borrowing under the Supplemental Facility. After the date of borrowing under the Supplemental Facility, subject to certain limited exceptions, TWC is required to use the net cash proceeds from any incurrence of debt (other than an incurrence of debt under the Cable Revolving Facility and its existing commercial paper program), issuance of equity securities and asset sale to prepay amounts outstanding under the Supplemental Facility. In addition, (i) on any date on which the commitments under the Cable Revolving Facility are increased in excess of the current $6.0 billion amount or (ii) on the last day of each fiscal quarter on which availability under the Cable Revolving Facility exceeds $2.0 billion, TWC must use 100% of the excess amounts to prepay amounts outstanding under the Supplemental Facility. TWC may prepay amounts outstanding under the Supplemental Facility at any time without penalty or premium, subject to minimum amounts.
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
Backlog Securitization Facility
     During the third quarter of 2008, Time Warner terminated its $300 million backlog securitization facility, which had provided for the accelerated receipt of cash on theatrical and television licensing contracts.
Programming Licensing Backlog
     Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $4.3 billion and $3.7 billion at September 30, 2008 and December 31, 2007, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment in the amount of $911 million and $700 million at September 30, 2008 and December 31, 2007, respectively.
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
     Various factors could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and cause Time Warner’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2007 Form 10-K and the June 2008 Form 10-Q, which should be read in conjunction with this report, and in Time Warner’s other filings made from time to time with the SEC after the date of this report. In addition, Time Warner operates in highly competitive, consumer

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
and technology-driven and rapidly changing media, entertainment, interactive services and cable businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors.
     Further, for Time Warner generally, lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments may result in Time Warner’s inability to realize the value of recorded intangibles and goodwill at those segments. In addition, achieving the Company’s financial objectives, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in the 2007 Form 10-K and the June 2008 Form 10-Q, as well as:
•	a continuation of the current economic slowdown or further deterioration in the economy;

•	the impact of terrorist acts and hostilities;

•	changes in the Company’s plans, strategies and intentions;

•	the impacts of significant acquisitions, dispositions and other similar transactions, including the planned separation of TWC from Time Warner;

•	the failure to meet earnings expectations; and

•	decreased liquidity in the capital markets, including any reduction in the ability to access the capital markets for debt securities or bank financings.

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
Changes in Internal Control Over Financial Reporting
     During the quarter ended September 30, 2008, the Company’s HBO division implemented a new accounting system that included a new general ledger system and other financial information systems. Except for the described systems implementation at the HBO division, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited; millions, except per share amounts)

	September 30,	December 31,
	2008	2007

ASSETS
Current assets
Cash and equivalents	$4,355	$1,516
Receivables, less allowances of $1,942 and $2,410	5,894	7,296
Inventories	2,061	2,105
Prepaid expenses and other current assets	1,623	834
Deferred income taxes	759	700

Total current assets	14,692	12,451

Noncurrent inventories and film costs	5,376	5,304
Investments, including available-for-sale securities	1,907	1,963
Property, plant and equipment, net	18,270	18,048
Intangible assets subject to amortization, net	4,939	5,167
Intangible assets not subject to amortization	47,181	47,220
Goodwill	42,450	41,749
Other assets	1,913	1,928

Total assets	$136,728	$133,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,179	$1,470
Participations payable	2,807	2,547
Royalties and programming costs payable	1,303	1,253
Deferred revenue	1,247	1,178
Debt due within one year	125	126
Other current liabilities	5,306	5,611
Current liabilities of discontinued operations	3	8

Total current liabilities	11,970	12,193
Long-term debt	37,867	37,004
Mandatorily redeemable preferred membership units issued by a subsidiary	300	300
Deferred income taxes	14,884	13,736
Deferred revenue	275	522
Other liabilities	6,972	7,217
Minority interests	4,524	4,322
Commitments and contingencies (Note 11)
Shareholders’ equity
Time Warner common stock, $0.01 par value, 4.890 and 4.877 billion shares issued and 3.587 and 3.593 billion shares outstanding	49	49
Paid-in-capital	172,609	172,443
Treasury stock, at cost (1.303 and 1.284 billion shares)	(25,836)	(25,526)
Accumulated other comprehensive income (loss), net	(249)	149
Accumulated deficit	(86,637)	(88,579)

Total shareholders’ equity	59,936	58,536

Total liabilities and shareholders’ equity	$136,728	$133,830

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited; millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	9/30/08	9/30/07	9/30/08	9/30/07
Revenues:
Subscription	$6,490	$6,170	$19,312	$18,638
Advertising	2,078	2,095	6,413	6,295
Content	2,906	3,141	8,277	8,163
Other	232	270	676	744

Total revenues(a)	11,706	11,676	34,678	33,840
Costs of revenues(a)	(6,664)	(6,961)	(20,197)	(19,874)
Selling, general and administrative(a)	(2,425)	(2,407)	(7,369)	(7,213)
Amortization of intangible assets	(206)	(167)	(583)	(502)
Amounts related to securities litigation and government investigations	(5)	(2)	(13)	(169)
Merger-related, restructuring and shutdown costs	(28)	(12)	(182)	(113)
Asset impairments	(39)	(1)	(102)	(36)
Gain (loss) on disposal of assets, net	(3)	4	(3)	673

Operating income	2,336	2,130	6,229	6,606
Interest expense, net(a)	(550)	(589)	(1,646)	(1,714)
Other income (loss), net	31	(2)	(22)	231
Minority interest expense, net	(96)	(84)	(266)	(305)

Income from continuing operations before income taxes	1,721	1,455	4,295	4,818
Income tax provision	(655)	(555)	(1,663)	(1,786)

Income from continuing operations	1,066	900	2,632	3,032
Discontinued operations, net of tax	1	186	(2)	324

Net income	$1,067	$1,086	$2,630	$3,356

Basic income per common share from continuing operations	$0.30	$0.24	$0.73	$0.81
Discontinued operations	—	0.06	—	0.08

Basic net income per common share	$0.30	$0.30	$0.73	$0.89

Average basic common shares outstanding	3,584.4	3,673.7	3,581.1	3,756.6

Diluted income per common share from continuing operations	$0.30	$0.24	$0.73	$0.80
Discontinued operations	—	0.05	—	0.08

Diluted net income per common share	$0.30	$0.29	$0.73	$0.88

Average diluted common shares outstanding	3,606.1	3,714.3	3,602.7	3,803.8

Cash dividends declared per share of common stock	$0.0625	$0.0625	$0.1875	$0.1725

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$103	$47	$280	$238
Costs of revenues	(54)	(47)	(169)	(160)
Selling, general and administrative	—	(1)	(4)	(4)
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30,
(Unaudited; millions)

	2008	2007

OPERATIONS
Net income(a)	$2,630	$3,356
Adjustments for noncash and nonoperating items:
Depreciation and amortization	3,444	3,274
Amortization of film and television costs	4,331	4,497
Asset impairments	102	36
(Gain) loss on investments and other assets, net	18	(971)
Equity in losses of investee companies, net of cash distributions	23	53
Equity-based compensation	232	230
Minority interests	266	305
Deferred income taxes	743	1,406
Amounts related to securities litigation and government investigations	—	(750)
Changes in operating assets and liabilities, net of acquisitions	(3,686)	(4,989)
Adjustments relating to discontinued operations(a)	(9)	(291)

Cash provided by operations(b)	8,094	6,156

INVESTING ACTIVITIES
Investments in available-for-sale securities	(17)	(93)
Investments and acquisitions, net of cash acquired	(2,227)	(659)
Investment in a wireless joint venture	(3)	(30)
Investment activities of discontinued operations	—	(26)
Capital expenditures and product development costs	(3,137)	(3,100)
Investment proceeds from available-for-sale securities	15	33
Other investment proceeds	257	1,806

Cash used by investing activities	(5,112)	(2,069)

FINANCING ACTIVITIES
Borrowings	30,922	12,728
Debt repayments	(30,049)	(10,551)
Proceeds from exercise of stock options	125	484
Excess tax benefit on stock options	3	74
Principal payments on capital leases	(31)	(45)
Repurchases of common stock	(332)	(5,714)
Dividends paid	(675)	(645)
Other financing activities	(106)	(94)

Cash used by financing activities	(143)	(3,763)

INCREASE IN CASH AND EQUIVALENTS	2,839	324
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,516	1,549

CASH AND EQUIVALENTS AT END OF PERIOD	$4,355	$1,873

(a)
The nine months ended September 30, 2008 and September 30, 2007 include net income (loss) from discontinued operations of $(2) million and $324 million, respectively. After considering noncash gains and expenses and working capital-related adjustments relating to discontinued operations, net operational cash flows from discontinued operations were $(11) million and $33 million for the nine months ended September 30, 2008 and 2007, respectively.

(b)	The nine months ended September 30, 2007 includes approximately $2 million of cash related to changing the fiscal year end of certain international operations from November 30 to December 31.
See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Nine Months Ended September 30,
(Unaudited; millions, except per share amounts)

	2008	2007

BALANCE AT BEGINNING OF PERIOD	$58,536	$60,389
Net income	2,630	3,356
Other comprehensive income (loss) (a)	(398)	192

Comprehensive income	2,232	3,548
Cash dividends ($0.1875 and $0.1725 per common share)	(675)	(645)
Common stock repurchases	(299)	(6,033)
Impact of adopting new accounting pronouncements(b)	(13)	386
Amounts related primarily to stock option, restricted stock and restricted stock unit activity	155	501

BALANCE AT END OF PERIOD	$59,936	$58,146

(a)	Amounts primarily reflect foreign currency translation adjustments.
(b)
For the nine months ended September 30, 2008, amount relates to the impact of adopting the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”), and EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”). For the nine months ended September 30, 2007, amount relates to the impact of adopting the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, of $445 million, partially offset by the impact of adopting the provisions of EITF Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”), of $59 million.

See accompanying notes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND OTHER INFORMATION
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
Reclassifications
     Certain reclassifications have been made to the prior year financial information to conform to the September 30, 2008 presentation.
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
Income Per Common Share
     Basic income per common share is computed by dividing the net income applicable to common shares by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of Time Warner’s common stock. Diluted income per common share adjusts basic income per common share for the effects of stock options, restricted stock, restricted stock units, performance stock units and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.
     Set forth below is a reconciliation of basic and diluted income per common share from continuing operations (millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	9/30/08	9/30/07	9/30/08	9/30/07
Income from continuing operations — basic and diluted	$1,066	$900	$2,632	$3,032

Average number of common shares outstanding — basic	3,584.4	3,673.7	3,581.1	3,756.6
Dilutive effect of equity awards	21.7	40.6	21.6	47.2

Average number of common shares outstanding — diluted	3.606.1	3,714.3	3.602.7	3,803.8

Income per common share from continuing operations:
Basic	$0.30	$0.24	$0.73	$0.81

Diluted	$0.30	$0.24	$0.73	$0.80

     Diluted income per common share for the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007 exclude approximately 383 million and 294 million, respectively, and 391 million and 291 million, respectively, common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect.
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
Recent Accounting Standards Not Yet Adopted
Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities
     In June 2008, the FASB issued Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”), in which the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends (such as restricted stock units granted by the Company) are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
computing basic and diluted earnings per share. The provisions of FSP No. EITF 03-6-1 will be effective for Time Warner on January 1, 2009 and will be applied retrospectively to all prior-period earnings per share computations. The adoption of FSP No. EITF 03-6-1 is not expected to have a material impact on earnings per share amounts in prior periods.
Impairment Testing of Goodwill and Indefinite-lived Intangible Assets
     As discussed in more detail in Note 1 to the Company’s consolidated financial statements in the 2007 Form 10-K, goodwill and indefinite-lived intangible assets, primarily certain franchise assets, trademarks and brand names, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Except for the Time Warner Cable Inc. (“TWC”) interim impairment test discussed below, no other interim impairment analyses of the Company’s goodwill and indefinite-lived intangible assets have been required in 2008. In the fourth quarter of 2008, the Company will perform its annual impairment review of goodwill and indefinite-lived intangible assets. Because of current economic conditions and recent declines in the value of the Company’s common stock, it is possible that the book values of one or more of the Company’s reporting units will exceed their respective fair values, which may result in the Company recognizing a noncash impairment of goodwill and/or indefinite-lived intangible assets in the fourth quarter of 2008 that could be material.
     As a result of entering into the Separation Agreement (defined in Note 2), the Company was required under FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”), to test goodwill and cable franchise rights at TWC as of May 20, 2008 (the “interim testing date”). The impairment testing was performed on a basis consistent with the analysis performed as of December 31, 2007. In performing goodwill impairment testing, the Company determines the fair value of each reporting unit by using various valuation techniques, with the primary methods being: a discounted cash flow (“DCF”) analysis and a market-based approach. The Company determines the fair value of the cable franchise rights of a reporting unit using a DCF valuation analysis. A DCF valuation requires the exercise of significant judgments, including judgments about appropriate discount rates based on the assessment of risks inherent in the projected future cash flows and the amount and timing of expected future cash flows, including expected cash flows beyond the current long-term business planning period for TWC. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators such as comparable company public trading values, research analyst estimates and values observed in private market transactions.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     The Separation Agreement contains customary covenants and consummation of the TWC Separation Transactions is subject to customary closing conditions, including customary regulatory reviews and local franchise approvals, the receipt of a favorable ruling from the Internal Revenue Service that the TWC Separation Transactions will generally qualify as tax-free for Time Warner and Time Warner’s stockholders, the receipt of certain tax opinions and the entry into the 2008 Cable Bridge Facility and the Supplemental Facility (each as defined in Note 5). Time Warner and TWC expect the TWC Separation Transactions to be consummated by early 2009.
Sprint/Clearwire Joint Venture
     In May 2008, TWC, Intel Corporation, Google Inc., Comcast Corporation (together with its subsidiaries, “Comcast”) and Bright House Networks LLC entered into agreements to collectively invest $3.2 billion in a wireless communications joint venture (the “Sprint/Clearwire Joint Venture”), which is expected to be formed by Sprint Nextel Corporation (“Sprint”) and Clearwire Corporation (“Clearwire”). TWC’s share of such investment is expected to be approximately $550 million, which it expects to fund with cash on hand at TWC, borrowings under TWC’s $6.0 billion senior unsecured five-year revolving credit facility (the “Cable Revolving Facility”), TWC’s commercial paper program or a combination thereof. Once formed, the Sprint/Clearwire Joint Venture will be focused on deploying the first nationwide fourth-generation wireless network to provide mobile broadband services to wholesale and retail customers. In connection with its anticipated investment in the Sprint/Clearwire Joint Venture, TWC has entered into a wholesale agreement with Sprint that allows TWC to offer wireless services utilizing Sprint’s 2G/3G network. Upon closing, TWC also expects to enter into a wholesale agreement with the Sprint/Clearwire Joint Venture that would allow TWC to offer wireless services utilizing the Sprint/Clearwire Joint Venture’s broadband wireless network. The closing of these transactions, which is expected to occur by the end of 2008, is subject to certain closing conditions. There can be no assurance that the formation of the Sprint/Clearwire Joint Venture will be completed, or, if completed, that the Sprint/Clearwire Joint Venture would successfully finance and deploy a nationwide mobile broadband network. If completed, TWC’s investment in the Sprint/Clearwire Joint Venture would be accounted for under the equity method of accounting. The Company expects that the Sprint/Clearwire Joint Venture would incur losses in its early periods of operation.
Bebo Acquisition
     On May 14, 2008, the Company, through its AOL segment, completed the acquisition of Bebo, Inc. (“Bebo”), a leading global social media network, for $859 million, net of cash acquired, $8 million of which will be paid by the Company in the first quarter of 2009. As of September 30, 2008, $767 million has been recorded as goodwill and $86 million has been allocated to specific amortizable intangible assets. The Bebo acquisition did not significantly impact the Company’s consolidated financial results for the nine months ended September 30, 2008.
Buy.at Acquisition
     On February 5, 2008, the Company, through its AOL segment, completed the acquisition of Perfiliate Limited (“buy.at”), which provides performance-based e-commerce marketing services to advertisers, for $125 million in cash, net of cash acquired. The buy.at acquisition did not significantly impact the Company’s consolidated financial results for the nine months ended September 30, 2008.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Assets Held for Sale
     During the nine months ended September 30, 2008, the Company recorded a $45 million noncash impairment of certain non-core cable systems held for sale at the Cable segment.
Summary of Discontinued Operations
     Discontinued operations for the three and nine months ended September 30, 2008 reflect income of $1 million and a loss of $2 million, respectively, related to Warner Music Group tax indemnifications. Discontinued operations for the three and nine months ended September 30, 2007 reflect certain businesses sold, which included Tegic Communications, Inc., Wildseed LLC, the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts, Inc. and the Atlanta Braves baseball franchise. The financial data for the discontinued operations for the three and nine months ended September 30, 2007 is as follows (millions, except per share amounts):

	Three Months Ended	Nine Months Ended
	9/30/07	9/30/07
Total revenues	$10	$133

Pretax income	194	225
Income tax benefit (provision)	(8)	99

Net income	$186	$324

Basic income per common share from discontinued operations	$0.06	$0.08

Average basic common shares outstanding	3,673.7	3,756.6

Diluted income per common share from discontinued operations	$0.05	$0.08

Average diluted common shares outstanding	3,714.3	3,803.8

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. INVENTORIES AND FILM COSTS
     Inventories and film costs consist of (millions):

	September 30, 2008	December 31, 2007
Inventories:
Programming costs, less amortization	$3,452	$3,536
DVDs, books, paper and other merchandise	491	450

Total inventories(a)	3,943	3,986
Less: current portion of inventory	(2,061)	(2,105)

Total noncurrent inventories	1,882	1,881

Film costs — Theatrical:
Released, less amortization	637	814
Completed and not released	501	165
In production	959	1,017
Development and pre-production	70	96
Film costs — Television:
Released, less amortization	615	680
Completed and not released	244	140
In production	466	508
Development and pre-production	2	3

Total film cost	3,494	3,423

Total noncurrent inventories and film costs	$5,376	$5,304

(a)
Does not include $2.319 billion and $2.477 billion of net film library costs as of September 30, 2008 and December 31, 2007, respectively, which are included in intangible assets subject to amortization on the consolidated balance sheet.

4. FAIR VALUE MEASUREMENTS
     In accordance with FAS 157, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. FAS 157 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2008 (millions):

		Fair Value Measurements as of September 30, 2008 Using
		Quoted Market Prices		Significant
		in Active Markets for	Significant Other	Unobservable
	Fair Value	Identical Assets	Observable Inputs	Inputs
Description	as of 9/30/08	(Level 1)	(Level 2)	(Level 3)

Assets:
Trading securities	$311	$306	$5	$—
Available-for-sale securities	125	74	51	—
Derivatives	93	11	82	—
Liabilities:
Derivatives	(101)	—	(101)	—

Total	$428	$391	$37	$—

     The Company primarily applies the market approach for recurring fair value measurements.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following table reconciles the beginning and ending balances of assets classified as Level 3 measurements and identifies the net income (losses) the Company recognized during the nine months ended September 30, 2008 on such assets and liabilities that were included in the balance as of September 30, 2008 (millions):

Derivatives

Balance as of January 1, 2008	$11
Total gains (losses):
Included in net income	(10)
Included in other comprehensive income	—
Purchases, issuances and settlements	(1)
Transfers in and/or out of Level 3	—

Balance as of September 30, 2008	$—

Total loss for the nine months ended September 30, 2008 included in net income related to assets still held as of September 30, 2008	$—

     Gains and losses recognized for assets and liabilities valued using significant unobservable inputs are reported in Investment gains (losses), net, a component of other income (loss), net (Note 12).
5. LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS
     Committed financing capacity and long-term debt consists of (millions):

	Weighted
	Average				Unamortized
	Interest				Discount	2008
	Rate at		2008	Letters	on	Unused	Outstanding Debt(c)
	September 30,		Committed	of	Commercial	Committed	September 30,	December 31,
	2008	Maturities	Capacity	Credit(a)	Paper	Capacity(b)	2008	2007
Cash and equivalents			$4,355	$—	$—	$4,355
Bank credit agreements debt and commercial paper programs	3.24%	2011	21,617	205	1	13,642	$7,769	$11,124
Floating-rate public debt	3.03%	2009	2,000	—	—	—	2,000	2,000
Fixed-rate public debt	6.93%	2011-2038	27,920	—	—	—	27,920	23,705
Other fixed-rate obligations(d)	7.20%	—	303	—	—	—	303	301

Subtotal			56,195	205	1	17,997	37,992	37,130
Debt due within one year			(125)	—	—	—	(125)	(126)

Total			$56,070	$205	$1	$17,997	$37,867	$37,004

(a)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(b)
Includes $12.604 billion of unused committed capacity at TWC, $10.855 billion of which TWC expects to use to finance the Special Dividend. TWC’s unused committed capacity includes $3.771 billion under the 2008 Cable Bridge Facility (described below). TWC may not borrow any amounts under the 2008 Cable Bridge Facility unless and until the Special Dividend is declared in connection with the TWC Separation Transactions.

(c)	Represents principal amounts adjusted for premiums and discounts.
(d)	Amount includes capital lease and other obligations.
     The bank credit agreements, commercial paper programs and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 10.8 years as of September 30, 2008. The Company’s outstanding debt includes other fixed-rate obligations due within one year of $125 million. The Company’s public debt matures as follows: $2.000 billion in the fourth quarter of 2009, $0 in 2010, $2.000 billion in 2011, $4.100 billion in 2012, $2.800 billion in 2013 and $19.031 billion thereafter. In addition, all of the $7.770 billion of outstanding debt under the Company’s bank credit agreements, including those that support its commercial paper programs, matures in 2011.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Time Warner Bank Credit Agreement
     On January 8, 2008, the Company entered into an agreement for a $2.0 billion three-year unsecured term loan facility with a maturity date of January 8, 2011. Substantially all of the borrowings under the facility, which was fully drawn on January 8, 2008, were used to repay existing short-term borrowings.
Lehman Brothers Commitments
     On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the “Lehman Bankruptcy”). Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman, is one of the lenders under the Company’s $7.0 billion senior unsecured five-year revolving credit facility (the “TW Revolving Facility”), with an undrawn commitment of $74 million. In addition, Lehman Brothers Commercial Bank (“LBCB”) and Lehman Brothers Bank, FSB (“LBB”), also subsidiaries of Lehman, are lenders under the 2008 Cable Bridge Facility and the Cable Revolving Facility, respectively, with undrawn commitments of $269 million and $125 million, respectively. On October 5, 2008, LCPI filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the “LCPI Bankruptcy”). After the Lehman Bankruptcy and prior to the LCPI Bankruptcy, LCPI failed to fund its portion of two borrowing requests by Time Warner under the TW Revolving Facility. The Company does not expect LCPI to fund its portion of future borrowing requests under the TW Revolving Facility. TWC has not requested to borrow under either the 2008 Cable Bridge Facility or the Cable Revolving Facility since the Lehman Bankruptcy, and neither LBCB nor LBB has been placed in receivership or a similar proceeding as of November 4, 2008. While the Company believes that LBCB and LBB are contractually obligated under the 2008 Cable Bridge Facility and the Cable Revolving Facility, respectively, it is uncertain whether LBCB or LBB would fund its respective portion of any future borrowing requests or whether another lender might assume such commitments. Accordingly, the Company’s total committed capacity as of September 30, 2008 excludes the undrawn commitments of LCPI, LBCB and LBB. The Company believes that it continues to have sufficient liquidity to meet its needs for the foreseeable future, even if LCPI, LBCB and/or LBB fails to fund its portion of any future borrowing requests.
2008 Cable Bond Offering
     On June 16, 2008, TWC filed a shelf registration statement on Form S-3 (the “TWC Shelf Registration Statement”) with the SEC that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants. On June 19, 2008, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures under the TWC Shelf Registration Statement (the “2008 Cable Bond Offering”), consisting of $1.5 billion principal amount of 6.20% Notes due 2013 (the “2013 Notes”), $2.0 billion principal amount of 6.75% Notes due 2018 (the “2018 Notes”) and $1.5 billion principal amount of 7.30% Debentures due 2038 (the “2038 Debentures” and, together with the 2013 Notes and the 2018 Notes, the “2008 Cable Debt Securities”). TWC expects to use the net proceeds of $4.963 billion from this issuance to finance, in part, the Special Dividend. If the TWC Separation Transactions are not consummated and the Special Dividend is not paid, TWC will use the net proceeds from the issuance of the 2008 Cable Debt Securities for general corporate purposes, including repayment of indebtedness. Pending the payment of the Special Dividend, a portion of the net proceeds of the 2008 Cable Bond Offering have been used by TWC to repay variable rate debt with lower interest rates and the remainder was invested in various short-term investments. The 2008 Cable Debt Securities are guaranteed by TWE and TW NY (the “Guarantors”).
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
2008 Cable Bridge Facility
     In addition to issuing the 2008 Cable Debt Securities described above, on June 30, 2008, TWC entered into a credit agreement (the “Bridge Credit Agreement”) with certain financial institutions for a senior unsecured term loan facility in an aggregate principal amount of $9.0 billion with an initial maturity date that is 364 days after the borrowing date (the “2008 Cable Bridge Facility”) in order to finance, in part, the Special Dividend. Subject to certain limited exceptions, to the extent TWC incurs debt (other than an incurrence of debt under the Cable Revolving Facility and its existing commercial paper program), issues equity securities or completes asset sales prior to drawing on the 2008 Cable Bridge Facility, the commitments of the lenders under the 2008 Cable Bridge Facility will be reduced by an amount equal to the net cash proceeds from any such incurrence, issuance or sale. As a result of the 2008 Cable Bond Offering, the amount of the commitments of the lenders under the 2008 Cable Bridge Facility was reduced to $4.040 billion. As discussed above, the Company is not certain whether LBCB will fund its $269 million in commitments under the 2008 Cable Bridge Facility as a result of the Lehman Bankruptcy, and, therefore, the Company has included only $3.771 billion of commitments under the 2008 Cable Bridge Facility in its total committed capacity as of September 30, 2008. TWC may elect to extend the maturity date of the loans outstanding under the 2008 Cable Bridge Facility for an additional year. In the event TWC borrows any amounts under the 2008 Cable Bridge Facility, subject to certain limited exceptions, TWC is required to use the net cash proceeds from any subsequent incurrence of debt (other than an incurrence of debt under the Cable Revolving Facility and its existing commercial paper program), issuance of equity securities and asset sale to prepay amounts outstanding under the 2008 Cable Bridge Facility. TWC may prepay amounts outstanding under the 2008 Cable Bridge Facility at any time without penalty or premium, subject to minimum amounts. TWC may not borrow any amounts under the 2008 Cable Bridge Facility unless and until the Special Dividend is declared in connection with the TWC Separation Transactions.
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
     The 2008 Cable Bridge Facility contains a maximum leverage ratio covenant of five times the consolidated EBITDA (as defined in the Bridge Credit Agreement) of TWC. The 2008 Cable Bridge Facility also contains conditions, covenants, representations and warranties and events of default substantially identical to those contained in TWC’s existing $3.045 billion five-year term loan facility maturing on February 21, 2011.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Time Warner’s commitment under the Supplemental Facility will be further reduced by (i) 50% of any additional amounts by which the commitments under the 2008 Cable Bridge Facility are further reduced by the net cash proceeds of subsequent issuances of debt or equity or certain asset sales by TWC prior to TWC’s borrowing under the 2008 Cable Bridge Facility and (ii) the amount by which borrowing availability under the Cable Revolving Facility exceeds $2.0 billion on the date of borrowing under the Supplemental Facility. After the date of borrowing under the Supplemental Facility, subject to certain limited exceptions, TWC is required to use the net cash proceeds from any incurrence of debt (other than an incurrence of debt under the Cable Revolving Facility and its existing commercial paper program), issuance of equity securities and asset sale to prepay amounts outstanding under the Supplemental Facility. In addition, (i) on any date on which the commitments under the Cable Revolving Facility are increased in excess of the current $6.0 billion amount or (ii) on the last day of each fiscal quarter on which availability under the Cable Revolving Facility exceeds $2.0 billion, TWC must use 100% of the excess amounts to prepay amounts outstanding under the Supplemental Facility. TWC may prepay amounts outstanding under the Supplemental Facility at any time without penalty or premium, subject to minimum amounts.
Backlog Securitization Facility
     During the third quarter of 2008, Time Warner terminated its $300 million backlog securitization facility, which had provided for the accelerated receipt of cash on theatrical and television licensing contracts.
6. SHAREHOLDERS’ EQUITY
Common Stock Repurchase Program
     On July 26, 2007, Time Warner’s Board of Directors authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through September 30, 2008, the Company repurchased approximately 154 million shares of common stock for approximately $2.8 billion, which included approximately 19 million shares of common stock purchased for approximately $299 million during the nine months ended September 30, 2008, pursuant to trading programs under Rule 10b5-1 of the Exchange Act.
7. EQUITY-BASED COMPENSATION
Time Warner Equity Plans
     The Company has two active equity plans under which it is authorized to grant equity awards to employees covering an aggregate of 250 million shares of Time Warner common stock. Options have been granted to employees and non-employee directors of Time Warner with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. For the nine months ended September 30, 2008, the Company granted approximately 29 million stock options at a weighted-average grant date fair value per option of $4.12 ($2.55 net of tax). For the nine months ended September 30, 2007, the Company granted approximately 28 million stock options at a weighted-average grant date fair value per option of $5.17 ($3.21 net of tax). The table below presents the weighted-average values of the assumptions used to value stock options at their grant date.

	Nine Months Ended
	9/30/08	9/30/07
Expected volatility	28.7%	22.1%
Expected term to exercise from grant date	5.96 years	5.32 years
Risk-free rate	3.2%	4.4%
Expected dividend yield	1.7%	1.1%
     Pursuant to these equity plans and an additional plan limited to non-employee directors, Time Warner may also grant shares of common stock or restricted stock units (“RSUs”), which generally vest between three to five years from the date of grant, to its employees and its non-employee directors. Certain RSU awards provide for accelerated vesting upon an

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. Holders of restricted stock and RSU awards are generally entitled to receive cash dividends or dividend equivalents, respectively, paid by the Company during the period of time that the restricted stock or RSU awards are unvested. For the nine months ended September 30, 2008, the Company granted approximately 11 million RSUs at a weighted-average grant date fair value per RSU of $14.92. For the nine months ended September 30, 2007, the Company granted approximately 9 million RSUs at a weighted-average grant date fair value per RSU of $19.99.
     Time Warner also has a performance stock unit program for senior level executives. Under this program, recipients of performance stock units (“PSUs”) are awarded a target number of PSUs that represent the contingent (unfunded and unsecured) right to receive shares of Company stock at the end of a performance period (generally three years) based on the actual performance level achieved by the Company. Depending on the Company’s total shareholder return relative to the other companies in the S&P 500 Index, as well as a requirement of continued employment, the recipient of a PSU may receive 0% to 200% of the target PSUs granted based on a sliding scale where a relative ranking of less than the 25th percentile will pay 0% and a ranking at the 100th percentile will pay 200% of the target number of shares. PSU holders do not receive payments or accruals of dividends or dividend equivalents for regular cash dividends paid by the Company while the PSU is outstanding. Participants who are terminated by the Company other than for cause or who terminate their own employment for good reason or due to retirement or disability are generally entitled to a pro rata portion of the PSUs that would otherwise vest at the end of the performance period. For accounting purposes, the PSU is considered to have a market condition. The effect of a market condition is reflected in the grant date fair value of the award and, thus, compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The fair value of a PSU is estimated on the date of grant by using a Monte Carlo analysis to estimate the total return ranking of Time Warner among the S&P 500 Index companies over the performance period. For the nine months ended September 30, 2008, the Company granted approximately 1.1 million target PSUs at a weighted-average grant date fair value per PSU of $17.53. For the nine months ended September 30, 2007, the Company granted approximately 1.1 million target PSUs at a weighted-average grant date fair value per PSU of $19.47.
     In connection with the TWC Separation Transactions, and as provided for in the Company’s equity plans, the Company contemplates that the number of stock options, RSUs and target PSUs outstanding at the separation and the exercise prices of such stock options will be adjusted to maintain the fair value of those awards. The changes in the number of equity awards and the exercise prices will be determined by comparing the fair value of such awards immediately prior to the TWC Separation Transactions to the fair value of such awards immediately after the TWC Separation Transactions. The modifications to the outstanding equity awards will be made pursuant to existing antidilution provisions in the Company’s equity plans.
     Under the terms of Time Warner’s equity plans and related award agreements, as a result of the TWC Separation Transactions, TWC employees who hold Time Warner equity awards will be treated as if their employment with Time Warner had been terminated without cause at the time of the separation. This treatment will result in the forfeiture of unvested stock options and shortened exercise periods for vested stock options and pro rata vesting of the next installment of (and forfeiture of the remainder of) the RSU awards for those TWC employees who do not satisfy retirement-treatment eligibility provisions in the Time Warner equity plans and related award agreements.
TWC Equity Plan
     Since April 2007, grants of equity awards to TWC employees have been and will continue to be made by TWC under TWC’s equity plans.
     The Time Warner Cable Inc. 2006 Stock Incentive Plan (the “TWC 2006 Plan”) provides for the issuance of up to 100 million shares of TWC Class A common stock to directors, employees and certain non-employee advisors of TWC. Stock options have been granted under the TWC 2006 Plan with exercise prices equal to the fair market value of TWC Class A common stock at the date of grant. Generally, the TWC stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain TWC stock option awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. For the nine months ended September 30, 2008, TWC granted approximately 4.8 million stock options at a weighted-average grant date fair value per option of $10.26 ($6.36 net of tax). For the nine months ended September 30, 2007, TWC granted approximately 2.9 million stock options at a weighted-average grant date fair value per option of $13.33 ($8.26 net of tax).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The table below presents the weighted-average values of the assumptions used to value TWC stock options at their grant date.

	Nine Months Ended
	9/30/08	9/30/07
Expected volatility	30.0%	24.1%
Expected term to exercise from grant date	6.51 years	6.59years
Risk-free rate	3.2%	4.7%
Expected dividend yield	0.0%	0.0%
     Pursuant to the TWC 2006 Plan, TWC also granted RSU awards, which generally vest over a four-year period from the date of grant. Certain TWC RSU awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. Shares of TWC Class A common stock will generally be issued in connection with the vesting of an RSU. RSUs awarded to non-employee directors of TWC are not subject to vesting restrictions and the shares underlying the RSUs will be issued in connection with a director’s termination of service as a director of TWC. For the nine months ended September 30, 2008, TWC granted approximately 2.9 million RSUs at a weighted-average grant date fair value per RSU of $27.57. For the nine months ended September 30, 2007, TWC granted approximately 2.1 million RSUs at a weighted-average grant date fair value per RSU of $37.07.
     In connection with the Special Dividend, and as provided for in TWC’s equity plans and related award agreements, the number and the exercise prices of outstanding TWC stock options will be adjusted to maintain the fair value of those awards. The changes in the number of shares subject to options and the exercise prices will be determined by comparing the fair value of such awards immediately prior to the Special Dividend to the fair value of such awards immediately after the Special Dividend. The modifications to the outstanding equity awards will be made pursuant to existing antidilution provisions in TWC’s equity plans and related award agreements. TWC plans to grant “make-up” TWC equity awards or make cash payments to TWC employees that are generally intended to offset any loss of economic value in Time Warner equity awards as a result of the separation.
Equity-Based Compensation Expense
     Compensation expense and the related tax benefit recognized for equity-based compensation plans (including the TWC 2006 Plan beginning in the second quarter of 2007) for the three and nine months ended September 30, 2008 and 2007 is as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/08	9/30/07	9/30/08	9/30/07
Stock options	$31	$33	$113	$125
Restricted stock, RSUs and PSUs	32	24	119	105

Total impact on operating income	$63	$57	$232	$230

Tax benefit recognized	$23	$21	$84	$84
8. BENEFIT PLANS
     Time Warner and certain of its subsidiaries have both funded and unfunded defined benefit pension plans, the substantial majority of which are noncontributory, covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans covering international employees. Pension benefits are determined based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Time Warner uses a December 31 measurement date for its plans. A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s domestic and international defined benefit pension plans for the three and nine months ended September 30, 2008 and 2007 is as follows (millions):

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Components of Net Periodic Benefit Costs

	Domestic		International		Domestic		International
	Three Months Ended				Nine Months Ended
	9/30/08	9/30/07	9/30/08	9/30/07	9/30/08	9/30/07	9/30/08	9/30/07
Service cost	$45	$39	$5	$6	$133	$114	$16	$17
Interest cost	55	50	13	10	165	150	41	32
Expected return on plan assets	(70)	(64)	(19)	(16)	(209)	(193)	(58)	(47)
Amounts amortized	10	8	—	1	31	25	—	3

Net periodic benefit costs	$40	$33	$(1)	$1	$120	$96	$(1)	$5

Contributions	$81	$4	$—	$5	$291	$13	$13	$15

Expected cash flows
     After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. At September 30, 2008, there were no minimum required contributions for domestic funded plans. As of December 31, 2007, the Company’s funded domestic defined benefit pension plans were funded by assets in a pension trust totaling $3.355 billion. Between January 1, 2008 and October 31, 2008, the Company’s plan assets have experienced market losses of approximately 30%. The impact to the funded status of the defined benefit pension plans from these 2008 market losses is partially offset by contributions made during the year and increases, through October 31, 2008, in discount rates that reduce the projected benefit obligation. The Company has made $275 million of discretionary cash contributions to its funded defined benefit pension plans during the nine months ended September 30, 2008 and, subject to market conditions and other considerations, the Company expects to make additional discretionary cash contributions during the remainder of the year ranging from $400 million to $500 million. For domestic unfunded plans, contributions will continue to be made to the extent benefits are paid. Expected benefit payments for domestic unfunded plans for 2008 are approximately $20 million, $16 million of which has been contributed as of September 30, 2008. In addition, the Company anticipates making an additional $20 million discretionary contribution to its international plans in the fourth quarter of 2008.
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
Merger Costs Capitalized as a Cost of Acquisition
     Changes in the Company’s liability with respect to merger costs capitalized as a cost of acquisition from December 31, 2007 to September 30, 2008 are set forth below (millions):

	Employee	Other
	Terminations	Exit Costs	Total
Remaining liability as of December 31, 2007	$3	$36	$39
Noncash reductions(a)	—	(1)	(1)
Cash paid	—	(7)	(7)

Remaining liability as of September 30, 2008	$3	$28	$31

(a)	Noncash reductions represent an adjustment to the restructuring accrual, with a corresponding reduction in goodwill.
     As of September 30, 2008, of the remaining liability of $31 million, $4 million was classified as a current liability, with the remaining $27 million classified as a long-term liability on the consolidated balance sheet. Amounts classified as long-term relating to these liabilities are expected to be paid through 2014.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Merger, Restructuring and Shutdown Costs Expensed
     Merger, restructuring and shutdown costs expensed by segment for the three and nine months ended September 30, 2008 and 2007 are as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/08	9/30/07	9/30/08	9/30/07
AOL	$2	$—	$15	$27
Cable	8	4	14	20
Filmed Entertainment	17	—	130	—
Networks	—	4	—	20
Publishing	1	4	16	46
Corporate	—	—	7	—

Merger, restructuring and shutdown costs by segment	$28	$12	$182	$113

     The Company’s merger, restructuring and shutdown costs primarily related to employee termination costs that occurred at each segment and ranged from senior executives to line personnel. For the nine months ended September 30, 2008, merger, restructuring and shutdown costs were primarily associated with the Filmed Entertainment segment’s operational reorganization of the New Line Cinema business, related to involuntary employee terminations in connection with the reorganization. The Company expects to incur incremental restructuring charges of approximately $5 million during the remainder of 2008.
     Merger, restructuring and shutdown costs that were expensed for the three and nine months ended September 30, 2008 and 2007 are categorized as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/08	9/30/07	9/30/08	9/30/07
Adelphia/Comcast Transactions merger-related costs	$—	$3	$—	$10
2008 restructuring and shutdown activity, net	30	—	174	—
2007 and prior restructuring activity, net	(2)	9	8	103

Merger, restructuring and shutdown costs expensed	$28	$12	$182	$113

Selected Information
     Changes in the Company’s liability with respect to merger, restructuring and shutdown costs from December 31, 2007 to September 30, 2008 are set forth below (millions):

	Employee	Other
	Terminations	Exit Costs	Total
Remaining liability as of December 31, 2007	$163	$31	$194
Net accruals	174	8	182
Noncash reductions(a)	(3)	—	(3)
Cash paid(b)	(162)	(17)	(179)

Remaining liability as of September 30, 2008	$172	$22	$194

(a)	Noncash reductions relate to the reversal of a severance accrual related to former employees.
(b)	Of the $179 million paid in 2008, $77 million was paid during the three months ended September 30, 2008.
     As of September 30, 2008, out of the remaining liability of $194 million, $145 million was classified as a current liability, with the remaining $49 million classified as a long-term liability on the consolidated balance sheet. Amounts classified as long-term relating to these liabilities are expected to be paid through 2015.
10. SEGMENT INFORMATION
     Time Warner classifies its operations into five reportable segments: AOL, consisting principally of interactive consumer and advertising services; Cable, consisting principally of cable systems that provide video, high-speed data and voice services; Filmed Entertainment, consisting principally of feature film, television and home video production and

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

	Three Months Ended September 30, 2008
	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$470	$507	$—	$35	$1,012
Cable	4,116	224	—	—	4,340
Filmed Entertainment	10	20	2,797	54	2,881
Networks	1,722	772	224	13	2,731
Publishing	382	585	16	135	1,118
Intersegment elimination	(210)	(30)	(131)	(5)	(376)

Total revenues	$6,490	$2,078	$2,906	$232	$11,706

	Three Months Ended September 30, 2007
	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$635	$540	$—	$44	$1,219
Cable	3,780	221	—	—	4,001
Filmed Entertainment	8	12	3,100	58	3,178
Networks	1,566	709	270	10	2,555
Publishing	385	636	13	165	1,199
Intersegment elimination	(204)	(23)	(242)	(7)	(476)

Total revenues	$6,170	$2,095	$3,141	$270	$11,676

	Nine Months Ended September 30, 2008
	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$1,500	$1,589	$—	$108	$3,197
Cable	12,144	654	—	—	12,798
Filmed Entertainment	30	57	8,034	164	8,285
Networks	5,136	2,417	626	37	8,216
Publishing	1,134	1,783	40	382	3,339
Intersegment elimination	(632)	(87)	(423)	(15)	(1,157)

Total revenues	$19,312	$6,413	$8,277	$676	$34,678

	Nine Months Ended September 30, 2007
	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
AOL	$2,199	$1,611	$—	$120	$3,930
Cable	11,230	636	—	—	11,866
Filmed Entertainment	22	30	7,942	180	8,174
Networks	4,672	2,181	682	31	7,566
Publishing	1,124	1,904	39	433	3,500
Intersegment elimination	(609)	(67)	(500)	(20)	(1,196)

Total revenues	$18,638	$6,295	$8,163	$744	$33,840

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

	Three Months Ended		Nine Months Ended
	9/30/08	9/30/07	9/30/08	9/30/07
	(millions)		(millions)
Intersegment Revenues
AOL	$2	$5	$7	$16
Cable	2	2	7	10
Filmed Entertainment	130	230	411	469
Networks	233	233	710	681
Publishing	9	6	22	20

Total intersegment revenues	$376	$476	$1,157	$1,196

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Nine Months Ended
	9/30/08	9/30/07	9/30/08	9/30/07
	(millions)		(millions)
Operating Income (Loss) before Depreciation and Amortization
AOL(a)	$389	$425	$1,144	$2,120
Cable(b)	1,554	1,428	4,481	4,179
Filmed Entertainment	381	359	857	865
Networks(c)	1,005	830	2,805	2,479
Publishing(d)	211	304	625	690
Corporate(e)	(73)	(89)	(257)	(450)
Intersegment elimination	19	(17)	18	(3)

Total Operating Income (Loss) before Depreciation and Amortization	$3,486	$3,240	$9,673	$9,880

(a)
For the three and nine months ended September 30, 2008, includes a $9 million noncash impairment of an office building. For the three and nine months ended September 30, 2007, includes a $2 million reduction to the gain and an approximately $668 million net pretax gain, respectively, on the sale of AOL’s German access business, and for the nine months ended September 30, 2007, includes a net $1 million reduction to the gain on the sale of AOL’s U.K. access business. For the three and nine months ended September 30, 2007, also includes noncash asset impairments of $1 million and $2 million, respectively.

(b)	For the nine months ended September 30, 2008, includes a $45 million noncash impairment of certain non-core cable systems held for sale.
(c)
For the three and nine months ended September 30, 2008, includes a $3 million loss on the sale of GameTap, an on-line video game business, and for the nine months ended September 30, 2008, includes an $18 million noncash impairment of GameTap. For the nine months ended September 30, 2007, includes a $34 million noncash impairment of the Court TV tradename as a result of rebranding the network’s name to truTV, effective January 1, 2008.

(d)
For the three and nine months ended September 30, 2008, includes a $30 million noncash asset impairment related to a sub-lease with a tenant that filed for bankruptcy in September 2008. For the three and nine months ended September 30, 2007, includes a $6 million gain on the sale of four non-strategic magazine titles.

(e)
For the three and nine months ended September 30, 2008, includes $5 million and $13 million, respectively, in net expenses related to securities litigation and government investigations. For the three and nine months ended September 30, 2007, includes $2 million and $16 million, respectively, in net expenses related to securities litigation and government investigations. For the nine months ended September 30, 2007, includes $153 million in legal reserves related to securities litigation.

	Three Months Ended		Nine Months Ended
	9/30/08	9/30/07	9/30/08	9/30/07
	(millions)		(millions)
Depreciation of Property, Plant and Equipment
AOL	$(76)	$(103)	$(238)	$(312)
Cable	(700)	(683)	(2,123)	(2,001)
Filmed Entertainment	(42)	(37)	(126)	(112)
Networks	(82)	(75)	(241)	(222)
Publishing	(32)	(35)	(100)	(92)
Corporate	(12)	(10)	(33)	(33)

Total depreciation of property, plant and equipment	$(944)	$(943)	$(2,861)	$(2,772)

	Three Months Ended		Nine Months Ended
	9/30/08	9/30/07	9/30/08	9/30/07
	(millions)		(millions)
Amortization of Intangible Assets
AOL	$(45)	$(27)	$(124)	$(69)
Cable	(66)	(64)	(196)	(207)
Filmed Entertainment	(64)	(54)	(179)	(161)
Networks	(14)	(4)	(32)	(12)
Publishing	(17)	(18)	(52)	(53)

Total amortization of intangible assets	$(206)	$(167)	$(583)	$(502)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Nine Months Ended
	9/30/08	9/30/07	9/30/08	9/30/07
	(millions)		(millions)
Operating Income (Loss)
AOL(a)	$268	$295	$782	$1,739
Cable(b)	788	681	2,162	1,971
Filmed Entertainment	275	268	552	592
Networks(c)	909	751	2,532	2,245
Publishing(d)	162	251	473	545
Corporate(e)	(85)	(99)	(290)	(483)
Intersegment elimination	19	(17)	18	(3)

Total operating income (loss)	$2,336	$2,130	$6,229	$6,606

(a)
For the three and nine months ended September 30, 2008, includes a $9 million noncash impairment of an office building. For the three and nine months ended September 30, 2007, includes a $2 million reduction to the gain and an approximately $668 million net pretax gain, respectively, on the sale of AOL’s German access business, and for the nine months ended September 30, 2007, includes a net $1 million reduction to the gain on the sale of AOL’s U.K. access business. For the three and nine months ended September 30, 2007, also includes noncash asset impairments of $1 million and $2 million, respectively

(b)	For the nine months ended September 30, 2008, includes a $45 million noncash impairment of certain non-core cable systems held for sale.
(c)
For the three and nine months ended September 30, 2008, includes a $3 million loss on the sale of GameTap, an on-line video game business, and for the nine months ended September 30, 2008, includes an $18 million noncash impairment of GameTap. For the nine months ended September 30, 2007, includes a $34 million noncash impairment of the Court TV tradename as a result of rebranding the network’s name to truTV, effective January 1, 2008.

(d)
For the three and nine months ended September 30, 2008, includes a $30 million noncash asset impairment related to a sub-lease with a tenant that filed for bankruptcy in September 2008. For the three and nine months ended September 30, 2007, includes a $6 million gain on the sale of four non-strategic magazine titles.

(e)
For the three and nine months ended September 30, 2008, includes $5 million and $13 million, respectively, in net expenses related to securities litigation and government investigations. For the three and nine months ended September 30, 2007, includes $2 million and $16 million, respectively, in net expenses related to securities litigation and government investigations. For the nine months ended September 30, 2007, includes $153 million in legal reserves related to securities litigation.

A summary of total assets by operating segment is set forth below (millions):

	September 30,	December 31,
	2008	2007
Assets
AOL	$6,490	$5,903
Cable	60,408	56,597
Filmed Entertainment	17,251	18,619
Networks	35,491	35,556
Publishing	14,350	14,732
Corporate	2,738	2,423

Total assets	$136,728	$133,830

11. COMMITMENTS AND CONTINGENCIES
Commitments
     As more fully described in the 2007 Form 10-K, the Company has a contingent commitment with regard to its former investment in the Six Flags theme parks located in Georgia and Texas (“Six Flags Georgia” and “Six Flags Texas,” respectively, and, collectively, the “Parks”). To date, no payments have been made by the Company pursuant to this contingent commitment. In November 2007, Moody’s Investors Service, Standard & Poor’s and Fitch Ratings downgraded their credit ratings for Six Flags Inc. (“Six Flags”). In March 2008, Moody’s Investors Service changed Six Flags’ rating outlook to negative from stable and downgraded its speculative-grade liquidity rating. In June 2008, Moody’s Investors Service and Fitch Ratings downgraded their senior unsecured credit ratings for Six Flags. In September 2008, Moody’s Investors Service downgraded Six Flags’ corporate family rating.
     The aggregate undiscounted estimated future cash flow requirements covered by the contingent commitment over the remaining term of the agreements are approximately $1.4 billion. The agreements extend through 2027 (Six Flags Georgia) and 2028 (Six Flags Texas). Six Flags has also publicly disclosed that it has deposited approximately $15 million in an

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
escrow account as a source of funds in the event the Company is required to fund any portion of the contingent commitment in the future.
     Because the contingent commitment existed prior to the Company’s adoption of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and no modifications to the arrangements have been made since the date the contingent commitment came into existence, the recognition requirements of FIN 45 are not applicable to the arrangements and the Company has continued to account for the contingent commitment in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”). Based on its evaluation of the current facts and circumstances surrounding the contingent commitment (including the recent financial performance reported for the Parks and by Six Flags), the Company has concluded that a probable loss does not exist and, consequently, no liability for the arrangements has been recognized at September 30, 2008. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the contingent commitment.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     During the fourth quarter of 2006, the Company established an additional reserve of $600 million related to its remaining securities litigation matters, some of which are described above, bringing the reserve for unresolved claims to approximately $620 million at December 31, 2006. The prior reserve aggregating $3.0 billion established in the second quarter of 2005 had been substantially utilized as a result of the settlements resolving many of the other shareholder lawsuits that had been pending against the Company, including settlements entered into during the fourth quarter of 2006. During the first and second quarters of 2007, the Company reached agreements to settle substantially all of the remaining securities litigation claims, a substantial portion of which had been reserved for at December 31, 2006. During 2007, the Company recorded charges of approximately $153 million for these settlements. At September 30, 2008, the Company’s remaining reserve related to these matters is $10 million, which approximates an expected attorneys’ fee award in the previously settled derivative matter described above. The Company has no remaining securities litigation matters as of September 30, 2008.
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
     On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics and failure to accord credit to Siegel. The Company answered the complaint and filed counterclaims on November 11, 2004, to which plaintiffs replied on January 7, 2005. On April 30, 2007, the Company filed motions for partial summary judgment on various issues, including the unavailability of accounting for pre-termination and foreign works. On March 26, 2008, the court entered an order of summary judgment finding, among other things, that plaintiffs’ notices of termination were valid and that plaintiffs had thereby recaptured, as of April 16, 1999, their rights to a one-half interest in the Superman story material, as first published, but that the accounting for profits would not include profits attributable to foreign exploitation, republication of pre-termination works and trademark exploitation. On October 6, 2008, the court dismissed plaintiffs’ Lanham Act and “wasting” claims with prejudice. In orders issued on October 14, 2008, the court determined that the remaining claims in the case will be subject to phased non-jury trials starting in January and March of 2009. The Company intends to defend against this lawsuit vigorously.

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
     On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against AOL and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On December 8, 2000, defendants filed a motion to dismiss on the ground that the plaintiffs were volunteers and not employees covered by the FLSA. On March 10, 2006, the court denied defendants’ motion to dismiss. On May 11, 2006, plaintiffs filed a motion under the FLSA asking the court to notify former community leaders nationwide about the lawsuit and allow those community leaders the opportunity to join the lawsuit. On February 21, 2008, the court granted plaintiffs’ motion to issue notice to the former community leaders nationwide, and between April and May of 2008, the parties issued that notice. The parties subsequently reached an agreement to issue supplemental notice to newly identified members as well as previously notified members of the putative class and submitted this agreement to the court for approval in August 2008. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case was stayed pending the outcome of the Hallissey motion to dismiss and has not yet been activated. Three related class actions have been filed in state courts in New Jersey, California and Ohio, alleging violations of the FLSA and/or the respective state laws. The New Jersey and Ohio cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. The California action was remanded to California state court, and on January 6, 2004 the court denied plaintiffs’ motion for class certification. Plaintiffs appealed the trial court’s denial of their motion for class certification to the California Court of Appeals. On May 26, 2005, a three-justice panel of the California Court of Appeals unanimously affirmed the trial court’s order denying class certification. The plaintiffs’ petition for review in the California Supreme Court was denied. The Company has settled the remaining individual claims in the California action. The Company intends to defend against the remaining lawsuits vigorously.
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
     On August 1, 2005, Thomas Dreiling filed a derivative suit in the U.S. District Court for the Western District of Washington against AOL and Infospace Inc. as nominal defendant. The complaint, brought in the name of Infospace by one

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
of its shareholders, asserts violations of Section 16(b) of the Exchange Act. Plaintiff alleges that certain AOL executives and the founder of Infospace, Naveen Jain, entered into an agreement to manipulate Infospace’s stock price through the exercise of warrants that AOL had received in connection with a commercial agreement with Infospace. Because of this alleged agreement, plaintiff asserts that AOL and Mr. Jain constituted a “group” that held more than 10% of Infospace’s stock and, as a result, AOL violated the short-swing trading prohibition of Section 16(b) in connection with sales of shares received from the exercise of those warrants. The complaint seeks disgorgement of profits, interest and attorneys’ fees. On September 26, 2005, AOL filed a motion to dismiss the complaint for failure to state a claim, which was denied by the court on December 5, 2005. On October 11, 2007, the parties filed cross-motions for summary judgment. On January 3, 2008, the court granted AOL’s motion and dismissed the complaint with prejudice. On January 29, 2008, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit. Briefing on the appeal began in May 2008 and was completed in August 2008. The Company intends to defend against this lawsuit vigorously.
     On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and AOL, among other defendants, infringe a number of patents purportedly relating to customer call center operations and/or voicemail services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. In April 2008, AOL, TWC and other defendants filed “common” motions for summary judgment, which argued, among other things, that a number of claims in the patents at issue are invalid under Sections 112 and 103 of the Patent Act. On June 19 and August 4, 2008, the court issued orders granting, in part, and denying, in part, those motions.  Defendants filed additional “individual” motions for summary judgment in August 2008, which argued, among other things, that defendants’ respective products do not infringe the surviving claims in plaintiff’s patents.  Those motions have been fully briefed.  The Company intends to defend against this lawsuit vigorously.
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
     On October 20, 2005, a group of syndicate participants, including BNZ Investments Limited, filed three related actions in the High Court of New Zealand, Auckland Registry, against New Line Cinema Corporation (“NLC Corp.”), a wholly owned subsidiary of the Company, and its subsidiary, New Line Productions Inc. (“NL Productions”) (collectively, “New Line”). The complaints allege breach of contract, breach of duties of good faith and fair dealing, and other common law and statutory claims under California and New Zealand law. Plaintiffs contend, among other things, they have not received proceeds from certain financing transactions they entered into with New Line relating to three motion pictures: The Lord of the Rings: The Fellowship of the Ring; The Lord of the Rings: The Two Towers; and The Lord of the Rings: The Return of the King (collectively, the “Trilogy”). The parties to these actions have agreed that all claims will be heard before a single arbitrator, who has been selected, before the International Court for Arbitration, and the proceedings before the High Court of New Zealand have been dismissed without prejudice. In September 2008, the parties reached an agreement in principle to settle these matters on terms that are not material to the Company.
     Other matters relating to the Trilogy have also been pursued. On February 11, 2008, trustees of the Tolkien Trust and the J.R.R. Tolkien 1967 Discretionary Settlement Trust, as well as HarperCollins Publishers, Ltd. and two related publishing entities, sued NLC Corp., Katja, and other unnamed defendants in Los Angeles Superior Court. The complaint

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
alleges that defendants breached contracts relating to the Trilogy by, among other things, failing to make full payment to plaintiffs for their participation in the Trilogy’s gross receipts. The suit also seeks declarations as to the meaning of several provisions of the relevant agreements, including a declaration that would terminate defendants’ future rights to other motion pictures based on J.R.R. Tolkien’s works, including The Hobbit. In addition, the complaint sets forth related claims of breach of fiduciary duty, fraud and for reformation, an accounting and imposition of a constructive trust. Plaintiffs seek compensatory damages in excess of $150 million, unspecified punitive damages, and other relief. On May 14, 2008, NLC Corp. moved to dismiss under California law certain claims in the complaint and on June 24, 2008, the court granted that motion, finding that plaintiffs had failed to state sufficient facts to support their fraud and breach of fiduciary duty claims, and granted plaintiffs leave to amend the complaint. On July 14, 2008, plaintiffs filed an amended complaint, adding a cause of action for reformation of the underlying contracts. NLC Corp. again moved to dismiss certain claims and, on September 22, 2008, the court granted that motion, dismissing the plaintiffs’ claims for reformation and punitive damages without leave to amend. On October 3, 2008, plaintiffs moved for reconsideration of that decision. The Company intends to defend against this lawsuit vigorously.
     AOL Europe Services SARL (“AOL Luxembourg”), a wholly owned subsidiary of AOL organized under the laws of Luxembourg, has received two separate assessments from the French tax authorities for French value added tax (“VAT”) related to AOL Luxembourg’s subscription revenues from French subscribers. The first assessment, received on December 27, 2006, relates to subscription revenues earned during the period from July 1, 2003 through December 31, 2003, and the second assessment, received on December 5, 2007, relates to subscription revenues earned during the period from January 1, 2004 through December 31, 2004. Together, the assessments, including interest accrued through the respective assessment dates, total €94 million (approximately $136 million based on the exchange rate as of September 30, 2008). The French tax authorities assert that the French subscriber revenues are subject to French VAT, instead of Luxembourg VAT, as originally reported and paid by AOL Luxembourg. AOL Luxembourg could receive similar assessments from the French tax authorities in the future for subscription revenues earned in 2005 through 2006. The Company is currently appealing these assessments at the French VAT audit level and intends to defend against these assessments vigorously.
     On August 30, 2007, eight years after the case was initially filed, the Supreme Court of the Republic of Indonesia overturned the rulings of two lower courts and issued a judgment against Time Inc. Asia and six journalists in the matter of H.M. Suharto v. Time Inc. Asia et al. The underlying libel lawsuit was filed in July 1999 by the former dictator of Indonesia following the publication of TIME magazine’s May 24, 1999 cover story “Suharto Inc.” Following a trial in the Spring of 2000, a three-judge panel of an Indonesian court found in favor of Time Inc. and the journalists, and that decision was affirmed by an intermediate appellate court in March 2001. The court’s August 30, 2007 decision reversed those prior determinations and ordered defendants to, among other things, apologize for certain aspects of the May 1999 article and pay Mr. Suharto damages in the amount of one trillion rupiah (approximately $105 million based on the exchange rate as of September 30, 2008). The Company continues to defend this matter vigorously and has challenged the judgment by filing a petition for review with the Supreme Court of the Republic of Indonesia on February 21, 2008. Mr. Suharto’s heirs opposed this petition in a filing made on or about April 4, 2008. The Company does not believe it is likely that efforts to enforce such judgment within Indonesia, or in those jurisdictions outside of Indonesia in which the Company has substantial assets, would result in any material loss to the Company. Consequently, no loss has been accrued for this matter as of September 30, 2008. Moreover, the Company believes that insurance coverage is available for the judgment, were it to be sustained and, eventually, enforced.
     On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and TWC. The complaint, which also named as defendants several other programming content providers (collectively, the “programmer defendants”) as well as other cable and satellite providers (collectively, the “distributor defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action (the “First Amended Complaint”) that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On December 21, 2007, the programmer defendants, including the Company, and the distributor defendants, including TWC, filed motions to dismiss the First Amended Complaint. On March 10, 2008, the court granted these motions, dismissing the First Amended Complaint with leave to amend. On March 20, 2008, plaintiffs filed a second amended complaint (the “Second Amended Complaint”) that modified

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
certain aspects of the First Amended Complaint in an attempt to address the deficiencies noted by the court in its prior dismissal order. On April 22, 2008, the programmer defendants, including the Company, and the distributor defendants, including TWC, filed motions to dismiss the Second Amended Complaint, which motions were denied by the court on June 25, 2008. On July 14, 2008, the programmer defendants and the distributor defendants filed motions requesting the court to certify its June 25 order for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit, which motions were denied by the district court on August 4, 2008. The Company intends to defend against this lawsuit vigorously.
     On April 4, 2007, the National Labor Relations Board (“NLRB”) issued a complaint against CNN America Inc. (“CNN America”) and Team Video Services, LLC (“Team Video”). This administrative proceeding relates to CNN America’s December 2003 and January 2004 terminations of its contractual relationships with Team Video, under which Team Video had provided electronic newsgathering services in Washington, DC and New York, NY. The National Association of Broadcast Employees and Technicians, under which Team Video’s employees were unionized, initially filed charges of unfair labor practices with the NLRB in February 2004, alleging that CNN America and Team Video were joint employers, that CNN America was a successor employer to Team Video, and/or that CNN America discriminated in its hiring practices to avoid becoming a successor employer or due to specific individuals’ union affiliation or activities. The NLRB investigated the charges and issued the above-noted complaint. The complaint seeks, among other things, the reinstatement of certain union members and monetary damages. A hearing in the matter before an NLRB Administrative Law Judge began on December 3, 2007 and ended on July 21, 2008. No decision has yet been issued, and procedural matters related to the case are ongoing. The Company intends to defend against this matter vigorously.
     On June 6, 2005, David McDavid and certain related entities filed a complaint against Turner Broadcasting System, Inc. (“Turner”) and the Company in Georgia state court.  The complaint asserted, among other things, claims for breach of contract, breach of fiduciary duty, promissory estoppel and fraud relating to an alleged oral agreement between plaintiffs and Turner for the sale of the Atlanta Hawks and Thrashers sports franchises and certain operating rights to the Philips Arena. On August 20, 2008, the court issued an order dismissing all claims against the Company. The court also dismissed certain claims against Turner for breach of an alleged oral exclusivity agreement, for promissory estoppel based on the alleged exclusivity agreement and for breach of fiduciary duty.  A trial as to the remaining claims against Turner commenced on October 8, 2008 and is ongoing.  Plaintiffs seek approximately $500 million in compensatory damages and as yet unspecified punitive damages.  The Company intends to defend against this lawsuit vigorously.
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
Income Tax Uncertainties
     During the nine months ended September 30, 2008, the Company recorded additional income tax reserves of approximately $175 million, including reserves attributable to uncertainties associated with the utilization of certain state and local tax attributes and taxes on foreign remittances. Of the $175 million additional income tax reserves, approximately $100 million would affect the Company’s effective tax rate if reversed. During the nine months ended September 30, 2008, the Company recorded interest reserves related to the income tax reserves of approximately $55 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
12. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     Additional financial information with respect to cash (payments) and receipts is as follows (millions):

	Nine Months Ended
	9/30/08	9/30/07
Cash payments made for interest	$(1,472)	$(1,593)
Interest income received	104	77

Cash interest payments, net	$(1,368)	$(1,516)

Cash payments made for income taxes	$(585)	$(479)
Income tax refunds received	111	84

Cash tax payments, net	$(474)	$(395)

     The consolidated statement of cash flows for the nine months ended September 30, 2008 reflects approximately $33 million of common stock repurchases that were executed in the fourth quarter of 2007 and were included in other current liabilities as of December 31, 2007, but for which payment was not made until the first quarter of 2008.
Interest Expense, Net
     Interest expense, net, consists of (millions):

	Three Months Ended		Nine Months Ended
	9/30/08	9/30/07	9/30/08	9/30/07
Interest income	$73	$55	$173	$154
Interest expense	(623)	(644)	(1,819)	(1,868)

Total interest expense, net	$(550)	$(589)	$(1,646)	$(1,714)

Other Income (Loss), Net
     Other income (loss), net, consists of (millions):

	Three Months Ended		Nine Months Ended
	9/30/08	9/30/07	9/30/08	9/30/07
Investment gains (losses), net	$(5)	$14	$(20)	$288
Income (loss) on equity method investees	33	(18)	25	(21)
Losses on accounts receivable securitization programs	(5)	(13)	(25)	(40)
Other	8	15	(2)	4

Total other income (loss), net	$31	$(2)	$(22)	$231

Prepaid Expenses and Other Current Assets
     The Company has historically invested a portion of its cash on hand in money market funds, including The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the morning of September 15, 2008, the Company requested a full redemption of its approximately $820 million investment in The Reserve Fund, but the redemption request was not honored.  Approximately $330 million of such investment was made by Time Warner and approximately $490 million was made by TWC. On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to an SEC order requested by The Reserve Fund so that an orderly liquidation could be effected. On October 31, 2008, the Company received $416 million from The Reserve Fund representing its pro rata share of a partial distribution. The Company has not been informed as to when the remaining amount will be returned. However, the Company believes its remaining receivable is recoverable and will be distributed in the next twelve months as The Reserve Fund’s investments mature.  As a result of the status of The Reserve Fund, the Company has classified the approximately $820 million receivable from The Reserve Fund at September 30, 2008 as other current assets on the Company’s consolidated balance sheet and within investments and acquisitions, net of cash acquired, on the Company’s consolidated statement of cash flows.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other Current Liabilities
     Other current liabilities consist of (millions):

	September 30,	December 31,
	2008	2007
Accrued expenses	$3,875	$3,975
Accrued compensation	1,178	1,474
Accrued income taxes	253	162

Total other current liabilities, net	$5,306	$5,611

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
     TW AOL Holdings Inc., Historic TW Inc., Time Warner Companies, Inc. and Turner Broadcasting System, Inc. (collectively, the “Guarantor Subsidiaries”) are wholly owned subsidiaries of Time Warner Inc. (the “Parent Company”). The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed, on an unsecured basis, the debt issued by the Parent Company in its November 2006 public offering.
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

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Balance Sheet
September 30, 2008
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$235	$90	$4,030	$—	$4,355
Receivables, net	19	3	5,872	—	5,894
Inventories	—	16	2,045	—	2,061
Prepaid expenses and other current assets	379	75	1,169	—	1,623
Deferred income taxes	759	598	570	(1,168)	759

Total current assets	1,392	782	13,686	(1,168)	14,692
Noncurrent inventories and film costs	—	—	5,376	—	5,376
Investments in amounts due from consolidated subsidiaries	91,512	84,605	—	(176,117)	—
Investments, including available-for-sale securities	69	489	1,864	(515)	1,907
Property, plant and equipment, net	412	240	17,618	—	18,270
Intangible assets subject to amortization, net	—	1	4,938	—	4,939
Intangible assets not subject to amortization	—	643	46,538	—	47,181
Goodwill	—	2,616	39,834	—	42,450
Other assets	107	266	1,540	—	1,913

Total assets	$93,492	$89,642	$131,394	$(177,800)	$136,728

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5	$13	$1,161	$—	$1,179
Participations payable	—	—	2,807	—	2,807
Royalties and programming costs payable	—	8	1,295	—	1,303
Deferred revenue	—	1	1,246	—	1,247
Debt due within one year	—	5	120	—	125
Other current liabilities	738	365	4,338	(135)	5,306
Current liabilities of discontinued operations	—	—	3	—	3

Total current liabilities	743	392	10,970	(135)	11,970
Long-term debt	16,699	5,262	15,906	—	37,867
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Debt due (from) to affiliates	(1,002)	—	1,002	—	—
Deferred income taxes	14,884	16,231	16,586	(32,817)	14,884
Deferred revenue	—	—	275	—	275
Other liabilities	2,232	3,078	5,872	(4,210)	6,972
Minority interests	—	—	4,140	384	4,524
Shareholders’ equity
Due to Time Warner and subsidiaries	—	(15,440)	(33,160)	48,600	—
Other shareholders’ equity	59,936	80,119	109,503	(189,622)	59,936

Total shareholders’ equity	59,936	64,679	76,343	(141,022)	59,936

Total liabilities and shareholders’ equity	$93,492	$89,642	$131,394	$(177,800)	$136,728

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

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Three Months Ended September 30, 2008
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

Revenues	$—	$317	$11,415	$(26)	$11,706

Costs of revenues	—	(131)	(6,558)	25	(6,664)
Selling, general and administrative	(74)	(68)	(2,284)	1	(2,425)
Amortization of intangible assets	—	—	(206)	—	(206)
Amounts related to securities litigation and government investigations	(5)	—	—	—	(5)
Merger-related, restructuring and shutdown costs	—	—	(28)	—	(28)
Asset impairments	—	—	(39)	—	(39)
Loss on disposal of assets, net	—	—	(3)	—	(3)

Operating income (loss)	(79)	118	2,297	—	2,336
Equity in pretax income of consolidated subsidiaries	2,045	2,163	—	(4,208)	—
Interest expense, net	(236)	(250)	(64)	—	(550)
Other income (expense), net	(9)	(6)	65	(19)	31
Minority interest expense, net	—	—	(80)	(16)	(96)

Income from continuing operations before income taxes	1,721	2,025	2,218	(4,243)	1,721
Income tax provision	(655)	(767)	(845)	1,612	(655)

Income from continuing operations	1,066	1,258	1,373	(2,631)	1,066
Discontinued operations, net of tax	1	1	1	(2)	1

Net income	$1,067	$1,259	$1,374	$(2,633)	$1,067

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Three Months Ended September 30, 2007
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

Revenues	$—	$297	$11,415	$(36)	$11,676

Costs of revenues	—	(153)	(6,844)	36	(6,961)
Selling, general and administrative	(90)	(67)	(2,250)	—	(2,407)
Amortization of intangible assets	—	—	(167)	—	(167)
Amounts related to securities litigation and government investigations	(2)	—	—	—	(2)
Merger-related, restructuring and shutdown costs	—	—	(12)	—	(12)
Asset impairments	—	—	(1)	—	(1)
Gain on disposal of assets, net	—	—	4	—	4

Operating income (loss)	(92)	77	2,145	—	2,130
Equity in pretax income of consolidated subsidiaries	1,817	2,101	—	(3,918)	—
Interest income (expense), net	(278)	(374)	63	—	(589)
Other income (expense), net	8	8	(8)	(10)	(2)
Minority interest expense, net	—	—	(67)	(17)	(84)

Income from continuing operations before income taxes	1,455	1,812	2,133	(3,945)	1,455
Income tax provision	(555)	(688)	(823)	1,511	(555)

Income from continuing operations	900	1,124	1,310	(2,434)	900
Discontinued operations, net of tax	186	176	194	(370)	186

Net income	$1,086	$1,300	$1,504	$(2,804)	$1,086

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Nine Months Ended September 30, 2008
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

Revenues	$—	$960	$33,803	$(85)	$34,678

Costs of revenues	—	(366)	(19,914)	83	(20,197)
Selling, general and administrative	(250)	(197)	(6,924)	2	(7,369)
Amortization of intangible assets	—	—	(583)	—	(583)
Amounts related to securities litigation and government investigations	(13)	—	—	—	(13)
Merger-related, restructuring and shutdown costs	(7)	—	(175)	—	(182)
Asset impairments	—	—	(102)	—	(102)
Loss on disposal of assets, net	—	—	(3)	—	(3)

Operating income (loss)	(270)	397	6,102	—	6,229
Equity in pretax income of consolidated subsidiaries	5,287	5,741	—	(11,028)	—
Interest expense, net	(740)	(860)	(46)	—	(1,646)
Other income (expense), net	18	(19)	47	(68)	(22)
Minority interest expense, net	—	—	(222)	(44)	(266)

Income from continuing operations before income taxes	4,295	5,259	5,881	(11,140)	4,295
Income tax provision	(1,663)	(2,029)	(2,267)	4,296	(1,663)

Income from continuing operations	2,632	3,230	3,614	(6,844)	2,632
Discontinued operations, net of tax	(2)	(2)	(2)	4	(2)

Net income	$2,630	$3,228	$3,612	$(6,840)	$2,630

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Nine Months Ended September 30, 2007
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

Revenues	$—	$889	$33,038	$(87)	$33,840

Costs of revenues	—	(411)	(19,548)	85	(19,874)
Selling, general and administrative	(292)	(185)	(6,738)	2	(7,213)
Amortization of intangible assets	—	—	(502)	—	(502)
Amounts related to securities litigation and government investigations	(169)	—	—	—	(169)
Merger-related, restructuring and shutdown costs	—	—	(113)	—	(113)
Asset impairments	—	—	(36)	—	(36)
Gains on disposal of assets, net	—	—	673	—	673

Operating income (loss)	(461)	293	6,774	—	6,606
Equity in pretax income of consolidated subsidiaries	6,035	6,781	—	(12,816)	—
Interest income (expense), net	(778)	(1,089)	153	—	(1,714)
Other income (expense), net	22	2	251	(44)	231
Minority interest expense, net	—	—	(213)	(92)	(305)

Income from continuing operations before income taxes	4,818	5,987	6,965	(12,952)	4,818
Income tax provision	(1,786)	(2,232)	(2,624)	4,856	(1,786)

Income from continuing operations	3,032	3,755	4,341	(8,096)	3,032
Discontinued operations, net of tax	324	321	276	(597)	324

Net income	$3,356	$4,076	$4,617	$(8,693)	$3,356

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Cash Flows
For The Nine Months Ended September 30, 2008
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
OPERATIONS
Net income	$2,630	$3,228	$3,612	$(6,840)	$2,630
Adjustments for noncash and nonoperating items:
Depreciation and amortization	33	55	3,356	—	3,444
Amortization of film and television costs	—	276	4,055	—	4,331
Asset impairments	—	—	102	—	102
(Gain) Loss on investments and other assets, net	(22)	3	37	—	18
Deficiency of distributions over equity in pretax income of consolidated subsidiaries	(5,287)	(5,741)	—	11,028	—
Equity in losses of investee companies, net of cash distributions	—	—	23	—	23
Equity-based compensation	37	19	176	—	232
Minority interests	—	—	222	44	266
Deferred income taxes	743	533	503	(1,036)	743
Changes in operating assets and liabilities, net of acquisitions	1,091	2,228	(3,819)	(3,186)	(3,686)
Adjustments relating to discontinued operations	2	2	(10)	(3)	(9)

Cash provided (used) by operations	(773)	603	8,257	7	8,094
INVESTING ACTIVITIES
Investments in available-for-sale securities	(9)	—	(8)	—	(17)
Investments and acquisitions, net of cash acquired	(349)	(9)	(1,869)	—	(2,227)
Investment in a wireless joint venture	—	—	(3)	—	(3)
Capital expenditures and product development costs	(11)	(44)	(3,082)	—	(3,137)
Investment proceeds from available-for-sale securities	10	1	4	—	15
Other investment proceeds	21	39	197	—	257
Advances to parent and consolidated subsidiaries	2,058	2,496	—	(4,554)	—

Cash provided (used) by investing activities	1,720	2,483	(4,761)	(4,554)	(5,112)
FINANCING ACTIVITIES
Borrowings	25,700	—	5,222	—	30,922
Debt repayments	(26,836)	(166)	(3,047)	—	(30,049)
Proceeds from exercise of stock options	125	—	—	—	125
Excess tax benefit on stock options	3	—	—	—	3
Principal payments on capital leases	—	—	(31)	—	(31)
Repurchases of common stock	(332)	—	—	—	(332)
Dividends paid	(675)	—	—	—	(675)
Other financing activities	(18)	—	(88)	—	(106)
Change in due to/from parent and investment in segment	735	(2,883)	(2,399)	4,547	—

Cash provided (used) by financing activities	(1,298)	(3,049)	(343)	4,547	(143)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(351)	37	3,153	—	2,839

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	586	53	877	—	1,516

CASH AND EQUIVALENTS AT END OF PERIOD	$235	$90	$4,030	$—	$4,355

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Cash Flows
For The Nine Months Ended September 30, 2007
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
OPERATIONS
Net income	$3,356	$4,076	$4,617	$(8,693)	$3,356
Adjustments for noncash and nonoperating items:
Depreciation and amortization	33	51	3,190	—	3,274
Amortization of film and television costs	—	321	4,176	—	4,497
Asset impairments	—	—	36	—	36
Gain on investments and other assets, net	(9)	(13)	(949)	—	(971)
Deficiency of distributions over equity in pretax income of consolidated subsidiaries	(6,035)	(6,781)	—	12,816	—
Equity in losses of investee companies, net of cash distributions	—	1	52	—	53
Equity-based compensation	42	16	172	—	230
Minority interests	—	—	213	92	305
Deferred income taxes	1,406	193	195	(388)	1,406
Amounts related to securities litigation and government investigations	(750)	—	—	—	(750)
Changes in operating assets and liabilities, net of acquisitions	1,149	2,581	(4,286)	(4,433)	(4,989)
Adjustments relating to discontinued operations	(323)	(322)	(243)	597	(291)

Cash provided (used) by operations	(1,131)	123	7,173	(9)	6,156
INVESTING ACTIVITIES
Investments in available-for-sale securities	(6)	—	(87)	—	(93)
Investments and acquisitions, net of cash acquired	(1)	(17)	(641)	—	(659)
Investment in a wireless joint venture	—	—	(30)	—	(30)
Investment activities of discontinued operations	—	—	(26)	—	(26)
Capital expenditures and product development costs	12	(85)	(3,027)	—	(3,100)
Investment proceeds from available-for-sale securities	10	23	—	—	33
Other investment proceeds	1	28	1,777	—	1,806
Advances to parent and consolidated subsidiaries	4,494	3,525	—	(8,019)	—

Cash provided (used) by investing activities	4,510	3,474	(2,034)	(8,019)	(2,069)
FINANCING ACTIVITIES
Borrowings	6,042	—	6,686	—	12,728
Debt repayments	(3,056)	(546)	(6,949)	—	(10,551)
Proceeds from exercise of stock options	484	—	—	—	484
Excess tax benefit on stock options	68	—	6	—	74
Principal payments on capital leases	—	(3)	(42)	—	(45)
Repurchases of common stock	(5,714)	—	—	—	(5,714)
Dividends paid	(645)	—	—	—	(645)
Other financing activities	(5)	—	(89)	—	(94)
Change in due to/due from parent and investment in segment	—	(3,074)	(4,954)	8,028	—

Cash used by financing activities	(2,826)	(3,623)	(5,342)	8,028	(3,763)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	553	(26)	(203)	—	324

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	207	77	1,265	—	1,549

CASH AND EQUIVALENTS AT END OF PERIOD	$760	$51	$1,062	$—	$1,873

Part II. Other Information
Item 1. Legal Proceedings.
Other Matters
     Reference is made to the lawsuit filed by certain heirs of Jerome Siegel relating to the “Superman” character described on page 52 of the 2007 Form 10-K and page 54 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “March 2008 Form 10-Q”). On October 6, 2008, the court dismissed plaintiffs’ Lanham Act and “wasting” claims with prejudice. In orders issued on October 14, 2008, the court determined that the remaining claims in the case will be subject to phased non-jury trials starting in January and March of 2009.
     Reference is made to the lawsuit filed by Hallisey et al. in the U.S. District Court for the Southern District of New York that was brought as a collective action under the Fair Labor Standards Act and as a class action under New York state law, which is described on page 54 of the 2007 Form 10-K, page 54 of the March 2008 Form 10-Q and page 66 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “June 2008 Form 10-Q”). The parties reached an agreement to issue supplemental notice to newly identified members of the putative class as well as previously notified members and submitted this agreement to the court for approval in August 2008.
     Reference is made to the lawsuit filed by Thomas Dreiling described on page 53 of the 2007 Form 10-K and page 66 of the June 2008 Form 10-Q. Briefing on the plaintiff’s appeal was completed in August 2008.
     Reference is made to the lawsuit filed by Ronald A. Katz Technology Licensing, L.P. described on page 53 of the 2007 Form 10-K and page 66 of the June 2008 Form 10-Q. Defendants filed additional “individual” motions for summary judgment in August 2008, which argued, among other things, that defendants’ respective products do not infringe the surviving claims in plaintiff’s patents.  Those motions have been fully briefed.
     Reference is made to the three related actions filed by a group of syndicate participants, including BNZ Investments Limited, described on page 53 of the 2007 Form 10-K. In September 2008, the parties reached an agreement in principle to settle these matters on terms that are not material to the Company.
     Reference is made to the lawsuit filed by trustees of the Tolkien Trust and the J.R.R. Tolkien 1967 Discretionary Settlement Trust, as well as HarperCollins Publishers, Ltd. and two related publishing entities described on page 54 of the 2007 Form 10-K and page 66 of the June 2008 Form 10-Q. On July 14, 2008, plaintiffs filed an amended complaint, adding a cause of action for reformation of the underlying contracts. New Line Cinema Corporation again moved to dismiss certain claims and, on September 22, 2008, the court granted that motion, dismissing the plaintiffs’ claims for reformation and punitive damages without leave to amend. On October 3, 2008, plaintiffs moved for reconsideration of that decision.
     Reference is made to the lawsuit filed by Brantley, et al. described on page 55 of the 2007 Form 10-K, page 54 of the March 2008 Form 10-Q and page 66 of the June 2008 Form 10-Q. On August 4, 2008, the district court denied the motions the programmer defendants and the distributor defendants had filed requesting the court to certify its June 25, 2008 order for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit.
     Reference is made to the National Labor Relations Board (“NLRB”) administrative proceeding described on page 55 of the 2007 Form 10-K. The hearing in the matter before the NLRB Administrative Law Judge ended on July 21, 2008. No decision has yet been issued, and procedural matters related to the case are ongoing.
     On June 6, 2005, David McDavid and certain related entities filed a complaint against Turner Broadcasting System, Inc. (“Turner”) and the Company in Georgia state court.  The complaint asserted, among other things, claims for breach of contract, breach of fiduciary duty, promissory estoppel and fraud relating to an alleged oral agreement between plaintiffs and Turner for the sale of the Atlanta Hawks and Thrashers sports franchises and certain operating rights to the Philips Arena. On August 20, 2008, the court issued an order dismissing all claims against the Company. The court also dismissed certain claims against Turner for breach of an alleged oral exclusivity agreement, for promissory estoppel based on the alleged exclusivity agreement and for breach of fiduciary duty.  A trial as to the remaining claims against Turner commenced on October 8, 2008 and is ongoing.  Plaintiffs seek approximately $500 million in compensatory damages and as yet unspecified punitive damages.  The Company intends to defend against this lawsuit vigorously.

Item 1A. Risk Factors.
     There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the 2007 Form 10-K and Part II, Item 1A of the June 2008 Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
     The following table provides information about purchases by the Company during the quarter ended September 30, 2008 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(1)	Paid Per Share(2)	Programs(3)	Plans or Programs(4)
July 1, 2008 — July 31, 2008	5,072	$14.58	0	$2,202,463,464
August 1, 2008 — August 31, 2008	668	$16.09	0	$2,202,463,464
September 1, 2008 — September 30, 2008	3,582	$13.60	0	$2,202,463,464

Total	9,322	$14.31	0

(1)
The total number of shares purchased includes (a) shares of Common Stock purchased by the Company under the Stock Repurchase Program described in footnote 3 below, and (b) shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock and the exercise of stock options, which are repurchased by the Company based on their fair market value on the vesting date or exercise date, as applicable. The number of shares of Common Stock purchased by the Company in connection with the vesting of such awards and exercise of stock options totaled 5,072 shares, 668 shares and 3,582 shares, respectively, for the months of July, August and September.

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
Item 5. Other Information.
Amendment of Equity Plans
     The Company amended its equity plans effective October 1, 2008 to change the definition of “Fair Market Value” from the average of the high and low sale price of Time Warner common stock on the New York Stock Exchange to the closing sale price of shares of Time Warner common stock as reported on the New York Stock Exchange Composite Tape. These amendments do not amend or affect the exercise price of any stock options granted under the applicable plans prior to October 1, 2008.
New Employment Agreement
     On November 3, 2008, the Company and Patricia Fili-Krushel, the Company’s Executive Vice President, Administration, entered into a new employment agreement, effective as of July 1, 2008, which supersedes her prior employment agreement with the Company. The new employment agreement with Ms. Fili-Krushel provides for a term ending on June 30, 2011, subject to earlier termination, and compensation for Ms. Fili-Krushel consisting of (a) minimum annual salary of $850,000; (b) annual discretionary cash bonus with a target amount of 200% of her base salary; and (c) annual long-term incentive compensation with a target value of $1.35 million, which may include stock options, restricted stock units, performance stock units or other long-term incentive awards as determined by the Compensation and Human Development Committee of the Board of Directors.

     In the event of a termination of Ms. Fili-Krushel’s employment by the Company “without cause,” subject to a release of claims, Ms. Fili-Krushel would receive her salary plus an annual cash bonus for a severance period of two years. The annual cash bonus would be calculated as the average of the two highest annual bonuses paid by the Company to Ms. Fili-Krushel during the most recent three calendar years. In addition, consistent with her prior employment agreement, all stock options held by Ms. Fili-Krushel would continue to vest during the severance period. Because she qualifies for retirement treatment under the terms of the applicable stock option agreements, all of the stock options held by Ms. Fili-Krushel would vest and become immediately exercisable at the end of the severance period or the date on which Ms. Fili-Krushel commences employment at another for-profit entity, if earlier. All vested stock options held by Ms. Fili-Krushel would remain exercisable for a period of five years after the end of the severance period or, if earlier, the date on which Ms. Fili-Krushel commences employment elsewhere (but in no event beyond the original term of the options). With respect to restricted stock units (“RSUs”) held by Ms. Fili-Krushel at the effective date of termination, the treatment of the RSUs would be determined in accordance with the terms of the applicable award agreement, and because Ms. Fili-Krushel is eligible for retirement treatment, the vesting of the RSUs would accelerate upon the effective date of a termination of employment “without cause,” but release of the shares may be delayed for six months due to Section 409A of the Internal Revenue Code.
     Ms. Fili-Krushel is also restricted from competing with the Company by providing services to, serving in any capacity for or owning certain interests in competitors of the Company while she is employed by the Company and for a period of one year following the termination of her employment.
     A copy of the new employment agreement with Ms. Fili-Krushel is filed as an exhibit to this document.
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

TIME WARNER INC. (Registrant)
Date: November 5, 2008

/s/ John K. Martin, Jr.
John K. Martin, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

10.1	Amendment to the AOL Time Warner Inc. 1994 Stock Option Plan, dated September 10, 2008 and effective October 1, 2008.

10.2	Amendment to the Time Warner Corporate Group Stock Incentive Plan, dated September 10, 2008 and effective October 1, 2008.

10.3	Amendment to the Time Warner 1997 Stock Option Plan, dated September 10, 2008 and effective October 1, 2008.

10.4	Amendment to the America Online, Inc. 1992 Employee, Director and Consultant Stock Option Plan, dated September 10, 2008 and effective October 1, 2008.

10.5	Amendment to the Time Warner Inc. 1999 Stock Plan, dated September 10, 2008 and effective October 1, 2008.

10.6	Amendment to the Time Warner Inc. 2003 Stock Incentive Plan, dated September 10, 2008 and effective October 1, 2008.

10.7	Amendment to the Time Warner Inc. 2006 Stock Incentive Plan, dated September 10, 2008 and effective October 1, 2008.

10.8	Amendment to the Time Warner 1996 Stock Option Plan for Non-Employee Directors, dated September 10, 2008 and effective October 1, 2008.

10.9	Employment Agreement made November 3, 2008, effective as of July 1, 2008, between the Company and Patricia Fili-Krushel.

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008. †

†
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