Form 10-K
period 2008-12-31
TIME WARNER INC.
filed 2009-02-20
CIK 1105705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of the close of business on February 13, 2009, there were 3,587,795,646 shares of the registrant’s Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2008) was approximately $53.04 billion.

Documents Incorporated by Reference:

Description of document	Part of the Form 10-K
Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2009 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Items 10 and 12 are not incorporated by reference and are provided herein)

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
PART IV
Item 15. Exhibits and Financial Statements Schedules.
SIGNATURES
EX-3.3 BYLAWS OF THE REGISTRANT AS AMENDED
EX-10.31 FORM OF NOTICE OF GRANT OF RESTRICTED STOCK UNITS TO NON-EMPLOYEE DIRECTOR
EX-10.32 FORM OF RESTRICTED STOCK UNITS AGREEMENT
EX-10.37 FORM OF NOTICE OF GRANT OF PERFORMANCE STOCK UNITS
EX-10.38 FORM OF PERFORMANCE STOCK UNITS AGREEMENT
EX-10.47 AMENDMENT NO. 1 TO THE DEFERRED COMPENSATION PLAN
EX-10.50 AMENDED AND RESTATED CAPPUCCIO EMPLOYMENT AGREEMENT
EX-10.52 AMENDED AND RESTATED MARTIN EMPLOYMENT AGREEMENT
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

At December 31, 2008, the Company had a total of approximately 87,000 employees.

For convenience, the terms the “Company,” “Time Warner” and the “Registrant” are used in this report to refer to both the parent company and collectively to the parent company and the subsidiaries through which its various businesses are conducted, unless the context otherwise requires.

Recent Developments

TWC Separation from Time Warner and Reverse Stock Split of Time Warner Common Stock

On May 20, 2008, the Company and its subsidiaries Warner Communications Inc. (“WCI”), Historic TW Inc. (“Historic TW”) and American Television and Communications Corporation (“ATC”) entered into a Separation Agreement (the “Separation Agreement”) with Time Warner Cable Inc. (“TWC”) and its subsidiaries Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY”), the terms of which will govern TWC’s legal and structural separation from Time Warner (the “Separation”). As part of the Separation transactions, TWC will declare and pay a special cash dividend (the “Special Dividend”) of $10.855 billion to be distributed pro rata to holders of TWC Class A Common Stock and TWC Class B Common Stock, resulting in the receipt by Time Warner of approximately $9.25 billion from the dividend, each outstanding share of TWC Class A Common Stock and TWC Class B Common Stock will be converted into one share of TWC Common Stock and Time Warner will distribute all of the issued and outstanding shares of TWC Common Stock then held by Time Warner to its stockholders. Under the terms of the Separation Agreement, Time Warner had the option to complete this distribution as (a) a pro rata dividend in a spin-off, (b) an exchange offer in a split-off or (c) a combination thereof (the “Distribution”). On February 18, 2009, the Company notified TWC of Time Warner’s election to effect the Distribution in the form of a spin-off.

Upon consummation of the Separation transactions, Time Warner’s stockholders and/or former stockholders will hold approximately 85.2% of the issued and outstanding TWC common stock, and TWC’s stockholders other than Time Warner will hold approximately 14.8% of the issued and outstanding TWC common stock.

The Separation Agreement contains customary covenants, and consummation of the Separation transactions is subject to customary closing conditions. As of February 12, 2009, all regulatory and other necessary governmental reviews of the Separation transactions have been satisfactorily completed. Time Warner and TWC expect the Separation transactions to be consummated in the first quarter of 2009.

In connection with the Separation transactions, at a special stockholder meeting held on January 16, 2009, the Company obtained stockholder approval to implement, at the discretion of the Company’s Board of Directors, a reverse stock split of the Company’s common stock prior to December 31, 2009 at a ratio of either 1-for-2 or 1-for-3.

See Item 1A, “Risk Factors – Risks Relating to Time Warner Cable’s Business and the TWC Separation,” for a discussion of risk factors relating to the Separation and “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Recent Developments” for additional information regarding the Separation.

Caution Concerning Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations or beliefs and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological, strategic and/or regulatory factors, the planned separation of TWC from the Company and other factors affecting the operation of the businesses of Time Warner. For more detailed information about these factors, and risk factors with respect to the Company’s operations, see Item 1A, “Risk Factors,” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Caution Concerning Forward-Looking Statements” below. Time Warner is under no obligation to (and expressly disclaims any obligation to) update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Available Information and Website

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Company’s website at www.timewarner.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

AOL

AOL LLC (together with its subsidiaries, “AOL”) operates a Global Web Services business that provides online advertising services worldwide on both the AOL Network and third-party Internet sites, referred to as the “Third Party Network.” AOL’s Global Web Services business also develops and operates the AOL Network, a leading network of web brands, free client software and services and a social media network for Internet consumers. In addition, through its Access Services business, AOL operates one of the largest Internet access subscription services in the U.S.

AOL has transitioned from a business that has primarily focused on generating subscription revenues to one that is focused on attracting and engaging Internet consumers. Historically, AOL’s primary focus had been its Internet access business. In 2006, due in part to the growth of online advertising, AOL shifted its focus to its advertising business and began offering many of its services for free. Consequently, AOL’s focus is on growing its Global Web Services business, while managing costs in this business, as well as managing its declining subscriber base and related cost structure in its Access Services business. During 2008, AOL began separating its Access Services and Global Web Services businesses, which should enhance the operational focus and strategic options available for each business. As these businesses were historically highly integrated, this separation initiative has been complex. The Company anticipates that it will be in a position to manage AOL’s Access Services and Global Web Services businesses separately during 2009.

Global Web Services

AOL’s Global Web Services business is comprised of its Platform-A, MediaGlow and People Networks business units. As further discussed below, Platform-A sells advertising on the AOL Network and the Third Party Network, and MediaGlow and People Networks develop and operate websites, applications and services that are part of the AOL Network. In addition, AOL’s Products and Technologies group develops and operates components of the AOL Network, such as e-mail, toolbar and search. The AOL Network consists of a variety of websites, related applications and services, including those accessed generally via the Internet or via AOL’s Access Services business. Specifically, the AOL Network includes owned and operated websites, applications and services such as AOL.com, e-mail, MapQuest, Moviefone, Engadget, Asylum, international versions of the AOL portal and social media properties such as AIM, ICQ and Bebo. The AOL Network also includes TMZ.com, a joint venture with Telepictures Productions, Inc. (a subsidiary of Warner Bros. Entertainment Inc.), as well as other co-branded websites owned by third parties for which certain criteria have been met, including that the Internet traffic has been assigned to AOL.

AOL distributes its products and services through a variety of methods, including relationships with computer manufacturers and mobile carriers, and through search engine marketing and search engine optimization. In an effort to reach a broader audience, AOL is creating versions of certain of its products and services for consumer distribution on the Internet to generate activity on the AOL Network. Additionally, AOL seeks to provide technology to third parties that allows them to incorporate AOL’s content and services into their own websites and to enhance AOL’s products.

AOL has expanded the AOL Network internationally and has AOL-branded and co-branded portals and websites in North and South America, Europe and the Asia Pacific region. Additionally, AOL has launched international versions of certain websites, including Asylum, Autoblog, Bebo and Engadget.

Platform-A

In support of its shift in focus toward its advertising-supported web services business, in 2007 AOL formed a business unit within its Global Web Services business called Platform-A. Platform-A’s core focus is selling advertising on the AOL Network and the Third Party Network and licensing ad-serving technology to third-party websites. Platform-A offers to advertisers a range of capabilities and solutions, including optimization and targeting technologies, to deliver more effective advertising and reach specific audiences across the AOL Network and the Third Party Network. As of December 31, 2008, AOL’s Platform-A business unit had operations in the United States and nine countries across Europe, as well as in Japan through a joint venture with Mitsui & Co., Ltd.

Platform-A’s advertising services include customized programs, premier placement of advertising, text and banner advertising, mobile advertising, video advertising, rich media advertising, sponsorship of content offerings for designated time periods, local and classified advertising, contextual and audience targeting opportunities, search engine management and lead generation services. Online advertising arrangements generally involve payments by advertisers on a cost-per-impression basis (where the advertiser pays a fee based on the number of advertising impressions displayed), on a fixed-fee basis (where the advertiser pays for placement of an advertisement on a specific website for a fixed period of time) or on a pay-for-performance basis (where the advertiser pays based on the “click” or customer action resulting from the advertisement). To connect advertisers with online advertising inventory, Platform-A utilizes advertising inventory from the AOL Network and purchases advertising inventory from publishers of Third Party Network websites, using proprietary optimization and targeting technology to best match advertisers with available inventory.

Advertising services on the AOL Network and the Third Party Network are primarily provided by Platform-A Inc. (formerly Advertising.com, Inc.) and its subsidiaries. During 2007 and the early part of 2008, AOL acquired several businesses to supplement its online advertising capabilities. These businesses include Third Screen Media LLC, a mobile advertising network and mobile ad-serving management platform provider, ADTECH AG (“ADTECH”), an international online ad-serving company, TACODA LLC, an online audience targeting advertising network, Quigo Technologies LLC, a site and content-targeting advertising company, and Perfiliate Limited (doing business as buy.at), which provides advertisers and publishers a platform for e-commerce marketing programs. During 2008, AOL substantially integrated the employees, products, technologies, systems and operations from these acquired businesses into the Platform-A business unit.

AOL’s advertising technology systems are designed and managed to maintain availability and maximize performance. Platform-A uses a combination of in-house and third-party technologies to deliver advertisements across multiple networks and formats, including text, banners, rich media, video and mobile. Platform-A currently uses ad serving technology services provided by third parties such as DoubleClick, Inc., a subsidiary of Google Inc. (“Google”), along with Platform-A’s own ad serving technologies to manage the delivery of display advertising across the AOL Network and the Third Party Network. Platform-A intends to use primarily its own ad serving technologies by the second half of 2009. Platform-A utilizes delivery systems that determine the most effective and profitable advertisements to deliver on behalf of advertisers. This is achieved through the scheduling and delivery of advertisements based on a variety of factors, including audience segmentation and targeting, contextual relevance, content matching and other related factors. AOL’s businesses’ technology systems also feature automated tools that streamline its sales operations, including the setup and management of advertising campaigns.

MediaGlow

In January 2009, AOL announced the centralization of its publishing efforts in MediaGlow, a business unit within its Global Web Services business. Through MediaGlow, AOL seeks to attract and engage Internet consumers, including current and former AOL subscribers, on the AOL Network by offering compelling and differentiated free programming, applications and services. MediaGlow develops and operates websites that are part of the AOL Network, including AOL.com, Moviefone, Asylum and many other highly-targeted branded sites. As part of its effort to attract and engage Internet consumers, AOL has relaunched the AOL.com homepage and a number of its programming and commerce channels and, in 2008, launched a number of new targeted websites, including Asylum, The Boombox, StyleList, WalletPop and Lemondrop. In 2009, AOL intends to develop and deliver original programming and launch a number of new targeted websites through MediaGlow.

People Networks

In 2008, AOL formed its People Networks business unit, which includes its websites, applications and services on the AOL Network related to social media, such as AIM, Bebo and ICQ. The People Networks business unit offers Internet consumers platforms and instant communication tools for entertainment, self-expression and community and seeks to provide advertisers a way to engage those consumers. In 2009, through People Networks, AOL intends to continue to develop and offer integrated Bebo, AIM and ICQ applications and services.

AOL acquired Bebo, Inc. (“Bebo”), a global social media network, in the second quarter of 2008.

Access Services

AOL’s Access Services business offers consumers an online subscription service in the U.S. and Canada that includes dial-up Internet access for a monthly fee. As of December 31, 2008, AOL had 6.9 million AOL brand Internet access subscribers in the U.S., which does not include registrations for the free AOL service. The primary price plans offered by AOL are $25.90 and $11.99 per month, which provide varying levels of Internet access service, tools and services. In addition, AOL subsidiaries continue to provide the CompuServe and Netscape Internet access services.

Products and Technologies

In January 2009, AOL consolidated its Products and Technologies groups into one organization that supports its Global Web Services and Access Services businesses. This group manages the back-end infrastructure that supports both of these businesses and also develops and operates certain products and services that are part of the AOL Network, such as e-mail, client software, toolbar, search and MapQuest.

AOL employs a multiple vendor strategy in designing, structuring and operating its backend infrastructure, which may include multi-year hardware, software, network and services agreements to support AOL’s businesses. These agreements include those related to AOLnet and the AOL Transit Data Network (“ADTN”). AOLnet, an Internet protocol (IP) network of third-party network service providers, is used for AOL’s Access Services business. The ATDN, built from routers and high bandwidth circuits purchased under both long-term and short-term agreements, provides Internet connectivity, including functioning as a conduit for Time Warner’s businesses. In connection with certain agreements, AOL may commit to purchase certain minimum levels of services and/or pay a fixed cost for services. AOL expects to continue to review its infrastructure arrangements in order to align its capabilities with market conditions and to manage costs.

Improving and maintaining AOLnet and the ATDN involves substantial costs in telecommunications equipment and services. In addition to making cash purchases of telecommunications equipment, AOL also finances some of these purchases through leases.

Google Alliance

In April 2006, AOL, Google and Time Warner completed the issuance to Google of a 5% indirect equity interest in AOL and entered into agreements in March 2006 that expanded their existing strategic alliance. Under the expanded alliance, Google provides search services on the AOL Network and provides to AOL a share of the revenue generated through searches conducted on the AOL Network. In addition, Google provides AOL the use of a white-labeled, modified version of its advertising platform to enable AOL to sell search and contextually-targeted text based advertising directly to advertisers on AOL-owned properties, provides AOL with advertising credits for promotion of AOL’s properties on Google’s network and other promotional opportunities for AOL content, collaborates in video search and promotion of AOL’s video destination, and enables Google and AIM instant messaging users to communicate with each other. As part of the April 2006 transaction, Google also received certain registration rights relating to its equity interest in AOL. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Overview” for additional details.

Competition

AOL competes for the time and attention of consumers with a wide range of Internet companies, such as Yahoo! Inc. (“Yahoo!”), Google, Microsoft Corporation’s MSN, social networking sites such as Fox Interactive Media, Inc.’s MySpace (“MySpace”) and Facebook, Inc. (“Facebook”), and traditional media companies, which are increasingly offering their own Internet products and services. The Internet is dynamic and rapidly evolving, and new and popular competitors, such as social networking sites, frequently emerge. Internationally, AOL’s primary competitors are global enterprises such as Google, MSN and Yahoo!, newer entrants such as Facebook, MySpace and other social networking sites and a large number of local enterprises.

In addition, AOL’s Platform-A business unit competes with other aggregators of third-party advertising inventory and other companies offering competing advertising products, technology and services, as well as, increasingly, aggregators of such advertising products, technology and services. In addition to those companies listed above, competitors include such companies as WPP Group plc (24/7 Real Media) and ValueClick, Inc., as well as traditional media companies seeking to increase their share of online advertising. Competition among these companies has been intensifying and may lead to continuing decreases in prices for certain advertising inventory, particularly in light of current economic conditions where advertisers in certain categories are lowering their marketing expenditures.

In its Access Services business, AOL competes with other Internet access providers, especially broadband access providers.

CABLE

The Company’s cable business, Time Warner Cable Inc. (together with its subsidiaries, “TWC”), is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas — New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of December 31, 2008, TWC served approximately 14.6 million customers who subscribed to one or more of its video, high-speed data and voice services. In addition to its video, high-speed data and voice services, TWC sells advertising to a variety of national, regional and local customers.

TWC is a public company subject to the requirements of the Exchange Act, and its Class A Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “TWC.” Time Warner currently owns approximately 84% of the common stock of TWC (including approximately 83% of the outstanding TWC Class A Common Stock and all outstanding shares of TWC Class B Common Stock and representing a 90.6% voting interest), and also currently owns an indirect 12.43% non-voting equity interest in TW NY, a subsidiary of TWC. On May 20, 2008, TWC and its subsidiaries TWE and TW NY entered into the Separation Agreement with Time Warner and its subsidiaries WCI, Historic TW and ATC, the terms of which will govern TWC’s legal and structural separation from Time Warner. For additional information, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Developments.”

Products and Services

TWC offers video, high-speed data and voice services over its broadband cable systems. TWC markets its services separately and in “bundled” packages of multiple services and features. TWC customers who subscribe to a bundle receive a discount from the price of buying the services separately as well as the convenience of a single monthly bill. Increasingly, TWC’s customers subscribe to more than one primary service. As of December 31, 2008, 54% of TWC’s customers subscribed to two or more of its primary services, including 21% of its customers who subscribed to all three primary services. As part of an increased emphasis on its commercial business, TWC began selling voice services to small- and medium-sized businesses in the majority of its operating areas during 2007, and substantially completed the roll out in the remainder of its operating areas during 2008. TWC believes that providing commercial services will generate additional opportunities for growth.

Residential Video Services

Programming Tiers. TWC offers three main levels or “tiers” of video programming – Basic Service Tier (“BST”), Expanded Basic Service Tier (or Cable Programming Service Tier) (“CPST”) and Digital Basic Service Tier (“DBT”). BST generally includes broadcast television signals, satellite-delivered broadcast networks and superstations, local origination channels, a few specialty networks, such as C-SPAN and QVC, and public access, educational and government channels. CPST enables BST subscribers to add to their service national, regional and local cable news, entertainment and other specialty networks, such as CNN, A&E, ESPN, CNBC and Discovery. In certain areas, BST and CPST also include proprietary local programming devoted to the communities TWC serves, including 24-hour local news channels in a number of cities. Together, BST and CPST provide customers with approximately 70 channels. DBT enables digital video subscribers (defined below) to add to their CPST service up to approximately 50 additional cable networks, including spin-off and successor networks to national cable services, news networks and niche programming services, such as History International and Biography. Generally, subscribers to CPST and DBT can purchase thematically-linked programming tiers, including movies, sports and Spanish language tiers, and subscribers to any tier of video programming can purchase premium services, such as HBO and Showtime.

TWC’s video subscribers pay a fixed monthly fee based on the video programming tier they receive. Subscribers to specialized tiers and premium services are charged an additional monthly fee, with discounts generally available for the purchase of packages of more than one such service. The rates TWC can charge for its BST service in areas not subject to “effective competition” and certain video equipment, including set-top boxes, are subject to regulation under federal law. See “Regulatory Matters — Cable System Regulation — Video Services.”

Transmission Technology. TWC’s video subscribers may receive service through analog transmissions, a combination of digital and analog transmissions or, in systems where TWC has fully deployed digital technology, digital transmissions only. Customers who receive any level of video service at their dwelling or commercial establishment via digital transmissions over TWC’s systems are referred to as “digital video subscribers.” As of December 31, 2008, 49% of TWC’s homes passed, or approximately 13.1 million customers, were basic video subscribers and of those, approximately 8.6 million (or 66%) were digital video subscribers.

Digital video subscribers using a TWC-provided set-top box generally have access to an interactive program guide, Video on Demand (“VOD”), which is discussed below, music channels and seasonal sports packages. Digital video subscribers who receive premium services generally also receive “multiplex” versions of these services. Digital video subscribers will also have access to these services using a television enabled with tru2way technology, a common platform for set-top box applications, which TWC expects will be made available by third parties in mid-2009.

On-Demand Services. On-Demand services are available to digital video subscribers using a TWC-provided set-top box or, when available, a tru2way-enabled television. Available On-Demand services include a wide selection of featured movies and special events, for which separate per-use fees are generally charged, and free access to selected movies, programs and program excerpts from broadcast and cable networks, music videos, local programming and other content. In addition, premium service (e.g., HBO) subscribers receiving services via a digital set-top box provided by TWC generally have access to the premium service’s On-Demand content without additional fees.

Enhanced TV Services. TWC is expanding the use of VOD technology to introduce additional enhancements to the video experience. For instance, Start Over allows digital video subscribers using a set-top box provided by TWC to restart select “in progress” programs airing on participating cable and broadcast networks directly from the relevant channel, without the ability to fast-forward through commercials. As of December 31, 2008, Start Over was available to 47%, or approximately 4.0 million, of TWC’s digital video subscribers. TWC has begun rolling out other Enhanced TV features such as Look Back, which utilizes the Start Over technology to allow viewing of recently aired programs, and Quick Clips, which allows customers to view short-form content tied to the cable or broadcast network then being watched. TWC is also working to make available Catch Up, which will allow customers to view previously aired programs they have missed.

HD Television. In its more advanced divisions, as of December 31, 2008, TWC offered up to 95 channels of high-definition (“HD”) television, or HDTV, and expects to continue to add additional HD programming during 2009. In most divisions, HD simulcasts are provided at no additional charge, and additional charges apply only for HD channels that do not have standard-definition counterparts. In addition to its linear HD channels, TWC also offers VOD programming in HD and, on select channels, HD programming viewed using Start Over is presented in HD.

DVRs. Set-top boxes equipped with digital video recorders (“DVRs”) enable customers, among other things, to pause and/or rewind “live” television programs and record programs on the hard drive built into the set-top box. TWC also offers HD DVRs, which enable customers to record HD programming. Subscribers pay an additional monthly fee for TWC’s DVR service. As of December 31, 2008, 47%, or approximately 4.0 million, of TWC’s digital video subscribers also subscribed to its DVR service.

Residential High-speed Data Services

As of December 31, 2008, TWC offered residential high-speed data services to nearly all of its homes passed and approximately 8.4 million customers, or 32% of estimated high-speed data service-ready homes passed, subscribed to a residential high-speed data service. High-speed data subscribers connect to TWC’s cable systems using a cable modem, and pay a flat monthly fee based on the level of service received. In all of its operating areas, TWC offers four tiers of its Road Runner high-speed data service: Turbo, Standard, Basic and Lite and, in New York City, it also offers Extreme. Generally, each tier offers different speeds at a different monthly fee, although TWC is testing consumption-based pricing in one of its operating areas. In addition, in the majority of its operating areas, TWC provides Turbo subscribers with Powerboost, which allows users to initiate brief download speed bursts when TWC’s network capacity permits, and it is in the process of rolling Powerboost out to its Standard subscribers.

TWC’s Road Runner service provides communication tools and personalized services, including e-mail, PC security, parental controls, news groups and online radio, without any additional charge. The Road Runner portal provides access to content and media from local, national and international providers and topic-specific channels, including entertainment, games, news, sports, travel, music, movie listings and shopping sites. In addition, in 2008, TWC launched the Road Runner Video Store, which permits subscribers to rent or purchase television shows and movies for online viewing.

In addition to Road Runner, most of TWC’s cable systems provide their high-speed data subscribers with access to the services of certain other on-line providers, including Earthlink.

Residential Voice Services

Digital Phone. TWC offered its residential Digital Phone service to nearly all of its homes passed as of December 31, 2008. Most Digital Phone customers receive unlimited local, in-state and U.S., Canada and Puerto Rico calling and a number of calling features for a fixed monthly fee. TWC also offers additional calling plans with a variety of calling options that are designed to meet customers’ particular needs, including a local-only calling plan, an unlimited in-state calling plan and an international calling plan. As of December 31, 2008, approximately

3.7 million customers, or 14% of estimated voice service-ready homes passed, subscribed to residential Digital Phone.

Digital Phone is delivered over the same system facilities used by TWC to provide video and high-speed data services. Under a multi-year agreement between TWC and Sprint Nextel Corporation (“Sprint”), Sprint assists TWC in providing Digital Phone service by routing voice traffic to and from destinations outside of TWC’s network via the public switched telephone network, delivering Enhanced 911 (“E911”) service and assisting in local number portability and long-distance traffic carriage.

Commercial Services

TWC has provided video, high-speed data and network and transport services to commercial customers for over a decade. During 2007, TWC began selling a commercial Digital Phone service, Business Class Phone, to small- and medium-sized businesses in the majority of its operating areas and substantially completed the roll out in the remainder of its operating areas during 2008. The introduction of Business Class Phone enables TWC to offer its commercial customers a bundle of video, high-speed data and voice services and to compete against bundled services from its competitors.

Video Services. TWC offers commercial customers a full range of video programming tiers marketed under the “Time Warner Cable Business Class” brand. Packages are designed to meet the demands of a business environment by offering a wide variety of video services that enable businesses to entertain customers and stay abreast of news, weather and financial information. Similar to residential customers, commercial customers receive video services through analog transmissions, a combination of digital and analog transmissions or, in systems where TWC has fully deployed digital technology, digital transmissions only.

High-speed Data Services. TWC offers commercial customers a variety of high-speed data services, including Internet access, website hosting and managed security. These services are offered to a broad range of businesses and are also marketed under the “Road Runner Business Class” brand. Commercial subscribers pay a flat monthly fee, which differs from the fee paid by residential subscribers, based on the level of service received. As of December 31, 2008, TWC had 283,000 commercial high-speed data subscribers. In addition, TWC provides its high-speed data services to other cable operators for a fee, who in turn provide high-speed data services to their customers.

Voice Services. During 2007 TWC introduced Business Class Phone, a business-grade phone service geared to small- and medium-sized businesses. As of December 31, 2008, TWC had 30,000 Business Class Phone subscribers.

Networking and Transport Services. TWC provides dedicated transmission capacity on its network to customers that desire high-bandwidth connections among locations. TWC also offers point-to-point circuits to wireless telephone providers and to other carrier and wholesale customers.

Advertising

TWC also generates revenues by selling advertising to a variety of national, regional and local customers. As part of the agreements under which it acquires video programming, TWC typically receives an allocation of scheduled advertising time in such programming, generally two or three minutes per hour, into which its systems can insert commercials. The clustering of TWC’s systems expands the number of viewers that TWC reaches within a local designated market area, which helps its local advertising sales business to compete more effectively with broadcast and other media. In addition, TWC has a strong presence in the country’s two largest advertising market areas, New York City and Los Angeles. In 2008, TWC and certain other cable operators formed a joint venture, Canoe Ventures LLC, focused on developing a common technology platform among cable operators for the delivery of advanced advertising products and services to be offered to programmers and advertisers.

Technology

Cable Systems. TWC transmits its video, high-speed data and voice signals on a hybrid fiber coaxial (“HFC”) network. As of December 31, 2008, virtually all of the homes passed by TWC’s cable systems were served by plant that had been upgraded to provide at least 750 megahertz of capacity. TWC believes that its network architecture is sufficiently flexible and extensible to support its current requirements. However, in order for TWC to continue to innovate and deliver new services to its customers, as well as meet its competitive needs, TWC anticipates that it will need to use the bandwidth available to its systems over the next few years. TWC believes that this can be achieved without costly upgrades. For example, to accommodate increasing demands for greater capacity in its network, TWC is deploying a technology known as switched digital video (“SDV”). SDV technology expands network capacity by transmitting only those digital and HD video channels that are being watched within a given grouping of households at any given moment. Since it is generally the case that not all such channels are being watched at all times by a given group of households, SDV technology frees up capacity that can then be made available for other uses. As of December 31, 2008, approximately 60% of TWC’s digital video subscribers received some portion of their video service via SDV technology, and TWC expects to continue to deploy SDV technology during 2009. For more information, see “Regulatory Matters — Cable System Regulation — Video Services — Switched Digital Video.”

Set-top Boxes. Currently, TWC’s digital video subscribers must have either a TWC-provided digital set-top box or a “digital cable-ready” television or similar device equipped with a conditional-access security card (“CableCARD”) in order to receive digital video programming. However, a “digital cable-ready” television or similar device equipped with a CableCARD cannot request certain digital signals that are necessary to receive TWC’s two-way video services, such as VOD, channels delivered via SDV technology and the interactive program guide. In order to receive TWC’s two-way video services, customers generally must have a TWC-provided digital set-top box. Tru2way-enabled televisions and other devices with tru2way technology will also be able to receive TWC’s two-way video services. TWC purchases set-top boxes and CableCARDs from a limited number of suppliers and leases these devices to subscribers at monthly rates.

High-Speed Data and Voice Connectivity. TWC delivers high-speed data and voice services through TWC’s HFC network, regional fiber networks that are either owned or leased from third parties and through backbone networks that provide connectivity to the Internet and are operated by third parties. TWC pays fees for leased circuits based on the amount of capacity available to TWC and pays for Internet connectivity based on the amount of data and voice traffic received from and sent over the provider’s network. TWC also has entered into a number of “settlement-free peering” arrangements with affiliated and third-party networks that allow TWC to exchange traffic with those networks without a fee.

Video Programming

TWC carries local broadcast stations pursuant to either the Federal Communication Commission (“FCC”) “must carry” rules or a written retransmission consent agreement with the relevant station owner. Broadcasters recently made their elections for the current three-year carriage cycle, which began on January 1, 2009, and TWC has multi-year transmission consent agreements in place with most of the retransmission consent stations it carries. Cable networks and premium services are carried pursuant to written affiliation agreements. TWC generally pays a fixed monthly per-subscriber fee for such services and sometimes pays a fee for broadcast stations that elect retransmission consent. Such fees typically cover the network or the station’s linear feed as well as its free On-Demand content. For more information, see “Regulatory Matters — Cable System Regulation — Video Services — Carriage of Broadcast Television Stations and Other Programming Regulation.” Payments to the providers of some premium services may be based on a percentage of TWC’s gross receipts from subscriptions to the services. Generally, TWC obtains rights to carry VOD movies and Pay-Per-View events and to sell and/or rent online video programming via the Road Runner Video Store through iN Demand L.L.C., a company in which TWC holds a minority interest. In some instances, TWC contracts directly with film studios for VOD carriage rights for movies. Such VOD content is generally provided to TWC under revenue-sharing arrangements.

Wireless Ventures

In November 2008, TWC, Intel Corporation, Google, Comcast Corporation (“Comcast”) and Bright House Networks, LLC (together with TWC, Intel Corporation, Google and Comcast, the “Clearwire Investors”) collectively invested $3.2 billion in Clearwire Corporation, a wireless broadband communications company

(“Clearwire Corp”), and one of its operating subsidiaries, Clearwire Communications LLC (“Clearwire LLC,” and, collectively with Clearwire Corp, “Clearwire”). TWC invested $550 million for membership interests in Clearwire LLC and received voting and board of director nomination rights in Clearwire Corp. Clearwire LLC was formed by the combination of Sprint Nextel Corporation’s (“Sprint”) and Clearwire Corp’s respective wireless broadband businesses and is focused on deploying the first nationwide fourth-generation wireless network to provide mobile broadband services to wholesale and retail customers. In connection with the transaction, TWC entered into a wholesale agreement with Sprint that allows TWC to offer wireless services utilizing Sprint’s second-generation and third-generation network and a wholesale agreement with Clearwire that will allow TWC to offer wireless services utilizing Clearwire’s mobile broadband wireless network.

TWC is also a participant in a joint venture with certain other cable companies (“SpectrumCo”) that holds advanced wireless spectrum (“AWS”) licenses. In January 2009, SpectrumCo redeemed the 10.9% interest held by an affiliate of Cox Communications, Inc. (“Cox”), and Cox received AWS licenses, principally covering areas in which Cox has cable services, and approximately $70 million in cash (of which TWC’s share was $22 million). Following the closing of the Cox transaction, SpectrumCo’s AWS licenses cover 20 MHz of AWS over 80% of the continental United States and Hawaii.

Competition

TWC faces intense competition from a variety of alternative information and entertainment delivery sources, principally from direct-to-home satellite video providers and certain telephone companies, each of which offers a broad range of services that provide features and functions comparable to those provided by TWC. The services are also offered in bundles of video, high-speed data and voice services similar to TWC’s and, in certain cases, these offerings include wireless services. The availability of these bundled service offerings and of wireless offerings, whether as a single offering or as part of a bundle, has intensified competition. In addition, technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s customers from other providers and intensify the competitive environment.

Principal Competitors

Direct Broadcast Satellite. TWC’s video services face competition from direct broadcast satellite (“DBS”) services, such as DISH Network Corporation (“DISH Network”) and DirecTV Group Inc. (“DirecTV”). DISH Network and DirecTV offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. These providers offer aggressive promotional pricing, exclusive programming (e.g., “NFL League Pass”) and video services that are comparable in many respects to TWC’s digital video services, including TWC’s DVR service and some of its interactive programming features. In some areas, incumbent local telephone companies and DBS operators have entered into co-marketing arrangements that allow both parties to offer synthetic bundles (i.e., video service provided principally by the DBS operator, and digital subscriber line (“DSL”), traditional phone service and, in some cases, wireless service provided by the telephone company).

Local Telephone Companies. TWC’s video, high-speed data and Digital Phone services face competition from the video, DSL, wireless broadband and traditional and wireless phone offerings of AT&T Inc. (“AT&T”) and Verizon Communications Inc. (“Verizon”). In a number of TWC’s operating areas, AT&T and Verizon have upgraded portions of their networks to carry two-way video, high-speed data and IP-based telephony services, each of which is similar to the corresponding service offered by TWC. Moreover, AT&T and Verizon market and sell service bundles of video, high-speed data and voice services plus wireless services, and they also market cross-platform features with their wireless services, such as remote DVR control from a wireless handset. TWC also faces competition from the DSL, wireless broadband and phone offerings of smaller incumbent local telephone companies.

Cable Overbuilds. TWC operates its cable systems under non-exclusive franchises granted by state or local authorities. The existence of more than one cable system operating in the same territory is referred to as an “overbuild.” In some of TWC’s operating areas, other operators have overbuilt TWC’s systems and offer video, high-speed data and voice services in competition with TWC.

Other Competition and Competitive Factors

In addition to competing with the video, high-speed data and voice services offered by DBS providers, local incumbent telephone companies and cable overbuilders, each of TWC’s services also faces competition from other companies that provide services on a stand-alone basis.

Video Competition. TWC’s video services face competition from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections, such as Hulu.com, as well as online order services with mail delivery, and video stores and home video services. Increasingly, content owners are using Internet-based delivery of content directly to consumers, often without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers will over time be more readily able to watch such Internet-delivered content on television sets.

“Online” Competition. TWC’s high-speed data services face or may face competition from a variety of companies that offer other forms of online services, including low cost dial-up services over ordinary telephone lines and third-generation wireless broadband services, such as those offered by Verizon, AT&T, Sprint and T-Mobile USA, Inc., and developing technologies, such as fourth-generation wireless services, Internet service via power lines, satellite and various other wireless services (e.g., Wi-Fi).

Digital Phone Competition. TWC’s Digital Phone service competes with traditional and wireless phone providers, and an increasing number of homes in the U.S. are replacing their traditional telephone service with wireless phone service. TWC also competes with national providers of IP-based telephony products, such as Vonage Holdings Corp. (“Vonage”), Skype and magicJack, and companies that sell phone cards at a cost per minute for both national and international service. The increase in the number of different technologies capable of carrying voice services has intensified the competitive environment in which TWC operates its Digital Phone service.

Commercial Competition. TWC’s commercial video, high-speed data, voice and networking and transport services face competition from local incumbent telephone companies, especially AT&T and Verizon, as well as from a variety of other national and regional business services competitors.

FILMED ENTERTAINMENT

The Company’s Filmed Entertainment businesses produce and distribute theatrical motion pictures, television shows, animation and other programming and videogames, distribute home video product, and license rights to the Company’s feature films, television programming and characters. All of the foregoing businesses are principally conducted by various subsidiaries and affiliates of Warner Bros. Entertainment Inc., known collectively as the Warner Bros. Entertainment Group (“Warner Bros.”), and New Line Cinema Corporation (“New Line”). To increase operational efficiencies and maximize performance within the Filmed Entertainment segment, the Company reorganized the New Line business in 2008 to be operated as a unit of Warner Bros.

Feature Films

Warner Bros.

Warner Bros. produces feature films both wholly on its own and under co-financing arrangements with others, and also distributes its films and completed films produced by others. Warner Bros.’ feature films are produced under both the Warner Bros. Pictures and Castle Rock banners. Warner Independent Pictures (“WIP”), a producer and acquirer of smaller budget and alternative films, ceased operations in October 2008. The terms of Warner Bros.’ agreements with independent producers and other entities are separately negotiated and vary depending upon the production, the amount and type of financing by Warner Bros., the media and territories covered, the distribution term and other factors.

Warner Bros.’ strategy focuses on offering a diverse slate of films with a mix of genres, talent and budgets that includes several “event” movies per year. In response to the high cost of producing theatrical films, Warner Bros. has entered into certain film co-financing arrangements with other companies, decreasing its financial risk while in most cases retaining substantially all worldwide distribution rights. During 2008, Warner Bros released 15 original motion pictures for worldwide theatrical exhibition, including The Dark Knight, 10,000 B.C., Get Smart, Yes Man and Gran Torino. Of the total 2008 releases, seven were wholly financed by Warner Bros. and eight were financed with or by others. WIP released two films in 2008, including Snow Angels.

Warner Bros. has co-financing arrangements with Village Roadshow Pictures and Legendary Pictures, LLC. Additionally, Warner Bros. has an exclusive distribution arrangement with Alcon Entertainment for distribution of all of Alcon’s motion pictures in domestic and certain international territories. In 2006, Warner Bros. also entered into an exclusive multi-year distribution agreement with Dark Castle Holdings, LLC, under which Warner Bros. will distribute 15 Dark Castle feature films in the U.S. and, generally, in all international territories. Each of these feature films will be 100% financed by Dark Castle. Through 2008, Warner Bros. has distributed one film, RocknRolla, under this agreement.

Warner Bros. distributes feature films for theatrical exhibition to more than 125 international territories. In 2008, Warner Bros. released internationally 14 English-language motion pictures and 35 local-language films that it either produced or acquired.

After their theatrical exhibition, Warner Bros. licenses its newly produced films, as well as films from its library, for distribution on broadcast, cable, satellite and pay television channels both domestically and internationally, and it also distributes its films on DVD and in various digital formats.

New Line

New Line also produces and releases feature films both wholly on its own and under co-financing arrangements with others. Like Warner Bros., New Line’s strategy focuses on offering a diverse slate of films with an emphasis on building and leveraging franchises. Included in its nine films released during 2008 were Sex and the City: The Movie, Journey to the Center of the Earth and Four Christmases.

Warner Bros. provides domestic distribution services for New Line releases. Prior to the reorganization of the New Line business under Warner Bros., New Line typically pre-sold the international rights to its films on a territory-by-territory basis while retaining a share in each film. However, beginning with films commencing principal photography after January 1, 2009, New Line films will be distributed internationally through the Warner Bros. infrastructure and the international rights are not expected to be pre-sold other than with respect to certain films subject to existing output agreements.

New Line entered into a two-year co-financing transaction arranged by The Royal Bank of Scotland in February 2007. As of February 2009, the Royal Bank of Scotland had satisfied its investment obligations pursuant to this co-financing transaction.

Picturehouse, a producer and distributor of independent films that was formed in 2005 and jointly owned by New Line and Home Box Office, Inc., ceased operations in October 2008. This venture released five films in 2008, including Kit Kittredge: An American Girl and The Women.

Home Entertainment

Warner Home Video (“WHV”), a division of Warner Bros. Home Entertainment Inc. (“WBHE”), distributes for home video use DVDs containing filmed entertainment product produced or otherwise acquired by the Company’s various content-producing subsidiaries and divisions, including Warner Bros. Pictures, Warner Bros. Television, New Line, Home Box Office and Turner Broadcasting System. Significant WHV releases during 2008 included The Dark Knight, I Am Legend and Sex and the City: The Movie. WHV produces and distributes DVDs from new content generated by the Company as well as from the Company’s extensive filmed entertainment library of thousands of feature films, television titles and animated titles. WHV also distributes other companies’ product, including DVDs for BBC, National Geographic and national sports leagues in the U.S., and has similar distribution relationships with producers outside the U.S.

WHV sells and licenses its product for resale in the U.S. and in major international territories to retailers and wholesalers through its own sales force, with warehousing and fulfillment handled by third parties. DVD product is replicated by third parties, with replication for the U.S., Canada, Europe and Mexico provided for under a long-term contract. In some countries, WHV’s product is distributed through licensees. WHV distributes packaged media product in the standard-definition DVD format and, through May 2008, it distributed product in both of the HD DVD and Blu-ray high-definition formats. In June 2008, WHV commenced distributing its high-definition products exclusively in the Blu-ray format.

Warner Premiere, a division of Warner Specialty Films Inc. established in 2006, develops and produces filmed entertainment that is distributed initially through DVD sales (“direct-to-video”) and short-form content that is distributed through online and wireless platforms. Warner Premiere released seven direct-to-video titles in 2008. In addition, in 2008, Warner Premiere Digital released several motion comics series, which incorporate various animation features into comic book artwork, including The Watchmen, Batman: Black & White and Batman: Mad Love based on DC Comics properties, as well as The Peanuts Motion Comics based on the classic Charles Schulz series. Superman: Red Son, also based on a DC Comics property, is expected to be released in 2009.

Warner Bros. Interactive Entertainment (“WBIE”), a division of WBHE, develops, publishes and licenses interactive videogames for a variety of platforms based on Warner Bros. and DC Comics properties, as well as original game properties. In December 2007, the WBHE group acquired TT Games Limited, a U.K.-based developer and publisher of videogames, including the LEGO Star Wars videogame franchise. In 2008, WBIE continued to expand its games publishing business by increasing its development capabilities and relationships, entering into several new videogame distribution agreements and further leveraging the global distribution infrastructure of WHV. In 2008, WBIE published three of its own videogame titles worldwide, LEGO Batman, Speed Racer and Guinness World Records, and co-published Lego Indiana Jones, which was distributed worldwide by a third party. WBIE also published, co-published or distributed a number of additional third party videogame titles primarily in North America.

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

WBTVG programming is primarily produced by Warner Bros. Television (“WBTV”), a division of WB Studio Enterprises Inc. that produces primetime dramatic and comedy programming for the major broadcast networks and for cable networks; Warner Horizon Television Inc. (“Warner Horizon”), which specializes in unscripted programming for broadcast networks as well as scripted and unscripted programming for cable networks; and Telepictures Productions Inc. (“Telepictures”), which specializes in reality-based and talk/variety series for the syndication and daytime markets. For the 2008-09 season, WBTV is producing, among others, Smallville and Gossip Girl for The CW Television Network (“The CW”) and Two and a Half Men, Without a Trace, Cold Case, The Big Bang Theory, ER and The Mentalist for other broadcast networks. WBTV also produces original series for cable networks, including The Closer and Nip/Tuck. Warner Horizon produces the primetime reality series The Bachelor and America’s Best Dance Crew. Telepictures produces first-run syndication staples such as Extra and the talk shows The Ellen DeGeneres Show and Tyra, as well as TMZ, a series based on the top entertainment website TMZ.com.

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

Digital Media

Warner Bros. Digital Distribution (“WBDD”), a division of WBHE, enters into domestic and international licensing arrangements for distribution of Warner Bros.’ film and television content through both VOD and/or permanent download or electronic sell-through (“EST”) transactions via cable, IPTV systems, satellite and online services for delivery to households, hotels and other viewers worldwide. WBDD licenses film and television content for both VOD and EST to cable and satellite partners such as Comcast, TWC, DirecTV and DISH Network, as well as broadband customers including Apple Inc.’s iTunes, Amazon.com, Inc.’s Video on Demand, Microsoft Corporation’s Xbox 360, Sony’s Playstation 3 and Blockbuster. WBDD has also licensed movies to Netflix’s subscription on demand service. In 2008, WBDD broadened its VOD content release strategy by initiating the release, both domestically and in 12 international territories, of selected films through VOD on the same date as their release on DVD and EST.

In 2008, WBDD also made films available for mobile VOD offerings in five countries and entered into arrangements with a number of mobile handset and PC manufacturers to pre-load films onto their devices to be marketed to consumers. In addition to its content licensing activities, WBDD manages Warner Bros.’ direct to consumer retail website warnervideo.com. In partnership with WBIE, WBDD expanded its digital distribution strategy to include the distribution of interactive videogames online and to offer videogames for sale on the iTunes Apps store.

WBDD entered into several licenses in 2008 to make Warner Bros. content available for manufacturing-on-demand services, whereby content is selected by the consumer online or at an in-store kiosk and then burned onto discs or other electronic storage devices for delivery to the consumer. These services are expected to launch in 2009.

WBDD is also working with WHV to expand its digital copy offerings, which make electronic copies of movies available to consumers who purchase specially marked DVDs, either by entering a code included in the DVD packaging that allows consumers to download a file containing the film or by placing an electronic copy of the film directly on the DVD that the consumer can upload. In 2008, digital copies were offered to purchasers of DVDs on 33 titles in the United States and digital copy offers were also made available for certain titles in eight international territories.

WBTVG’s online destination TMZ.com, a joint venture with AOL, is one of the leading entertainment news websites in the U.S. In 2007, WBTVG launched its second online destination, MomLogic.com, which also serves as the portal of an online advertising network targeting mothers, and in 2008, WBTVG launched the destination sites TheWB.com and KidsWB.com, and re-launched Essence.com, in conjunction with Time Inc.’s Essence magazine. In 2009, WBTVG plans to launch one or more additional destination sites. WBTVG’s digital production venture, Studio 2.0, continues to create original programming for online and wireless distribution.

Many of WBTVG’s current on-air television series are available on demand via broadband and wireless streaming and downloading and cable VOD platforms under agreements entered into with the broadcast and cable networks exhibiting the series. Pursuant to those agreements, the networks have the right to offer each series episode on demand for a limited period of time after the episode airs and WBTVG retains the right to offer permanent downloads of current episodes during the same timeframe and, increasingly, WBTVG has the right to offer online streaming of current series episodes at the end of a broadcast year. WBTVG also distributes certain off-air, or library, television series online in the U.S. through TheWB.com and other destination sites, and through distribution agreements with third party video exhibition sites. Internationally, WBTVG has a number of Warner Bros. branded on-demand program services, which, as of December 31, 2008, included five services in the U.K., two in France, two in Japan and one in each of Italy, Germany, Austria and China. In addition, WBTVG operates a linear Warner Bros. branded general entertainment channel in Latin America.

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

Warner Bros. International Cinemas Inc. holds interests, either wholly owned or through joint ventures, in 90 multi-screen cinema complexes, with over 700 screens in Japan, Italy and the U.S. as of December 31, 2008.

DC Comics, wholly owned by the Company, publishes a wide array of graphic novels and an average of over 90 comic book titles per month, featuring such popular characters as Superman, Batman, Wonder Woman and The Sandman. DC Comics also derives revenues from motion pictures, television, videogames and merchandise. The Company also owns E.C. Publications, Inc., the publisher of MAD magazine.

In 2007, Warner Bros. entered into a long-term, multi-faceted strategic alliance with ALDAR Properties PJSC, an Abu Dhabi real estate development company, and Abu Dhabi Media Company, a newly established media company owned by the Abu Dhabi government, to develop certain entertainment related projects in Abu Dhabi. Some of the initial projects under the strategic alliance will include the creation of a theme park and resort hotel branded with Warner Bros. intellectual property, the development of jointly owned multiplex theatres, an agreement for the co-financing and distribution of interactive videogames and a film co-financing and distribution arrangement.

Competition

The production and distribution of theatrical motion pictures, television, videogame and animation product and DVDs are highly competitive businesses, as each vies with the other, as well as with other forms of entertainment and leisure time activities, including Internet streaming and downloading, websites providing social networking and user-generated content, interactive games and other online activities, for consumers’ attention. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of broadcast networks and basic cable and pay television services now available. Despite this increasing variety of networks and services, access to primetime and syndicated television slots has actually tightened as networks and owned and operated stations increasingly source programming from content producers aligned with or owned by their parent companies. There is active competition among all production companies in these industries for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent distributors as well as major studios. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace.

Warner Bros. also competes in its character merchandising and other licensing activities with other licensors of character, brand and celebrity names.

NETWORKS

The Company’s Networks business consists principally of domestic and international networks and premium pay television programming services. The networks owned by Turner Broadcasting System, Inc. (“Turner”) are collectively referred to as the “Turner Networks.” Premium pay television programming consists of the multi-channel HBO and Cinemax pay television programming services (collectively, the “Home Box Office Services”) operated by Home Box Office, Inc. (“Home Box Office”).

The programming of the Turner Networks and the Home Box Office Services (collectively, the “Networks”) is distributed via cable, satellite and other distribution technologies.

The Turner Networks generate revenues principally from the receipt of monthly subscriber fees paid by cable system operators, satellite distribution services, telephone companies and other customers (known as affiliates) that have contracted to receive and distribute such networks and from the sale of advertising (other than Turner Classic Movies and Boomerang, which sell advertising only in certain international markets). The Home Box Office Services generate revenues principally from fees paid by affiliates (as defined above) for the delivery of the Home Box Office Services to subscribers, who are generally free to cancel their subscriptions at any time. Home Box Office’s agreements with its affiliates are typically long-term arrangements that provide for annual service fee increases and retail promotion activities and have fee arrangements that are generally related to the number of subscribers served by the affiliate. The Home Box Office Services and their affiliates engage in ongoing marketing and promotional activities to retain existing subscribers and acquire new subscribers. Home Box Office also derives revenues from its original films, mini-series and series through the sale of DVDs, as well as from its licensing of original programming in syndication and to basic cable channels.

Advertising revenues consist of consumer advertising, which is sold primarily on a national basis in the U.S. and on a pan-regional or local-language feed basis outside of the U.S. Advertising contracts generally have terms of one year or less. Outside of the U.S., advertising is generally sold on a per-spot basis. Advertising revenues are generated from a wide variety of categories, including financial and business services, pharmaceuticals and medical, food and beverage, automotive and movie studios. In the U.S., advertising revenues are a function of the size and demographics of the audience delivered, the “CPM,” which is the cost per thousand viewers delivered, and the number of units of time sold. Units sold and CPMs are influenced by the quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular programming, as well as overall advertiser demand in the marketplace.

Turner Networks

Domestic Networks

Turner’s entertainment networks include two general entertainment networks, TBS, which reached approximately 98.9 million U.S. television households as reported by Nielsen Media Research (“U.S. television households”) as of December 2008; and TNT, which reached approximately 98.0 million U.S. television households as of December 2008; as well as Cartoon Network (including Adult Swim, its overnight block of contemporary animation aimed at young adults), which reached approximately 97.7 million U.S. television households as of December 2008; truTV (formerly Court TV), which reached approximately 91.1 million U.S. television households as of December 2008; Turner Classic Movies, a commercial-free network presenting classic films; and Boomerang, an animation network featuring classic cartoons. HD feeds of TBS, TNT and Cartoon Network are available. Programming for these entertainment networks is derived, in part, from the Company’s film, made-for-television and animation libraries to which Turner or other divisions of the Company own the copyrights, sports programming and licensed programming, including network movie premieres and original and syndicated series.

For its sports programming, Turner has a programming rights agreement with the National Basketball Association (“NBA”) to produce and telecast a certain number of regular season and playoff games on TNT through the 2015-16 season. In January 2008, Turner entered into a separate agreement with the NBA, effective for the 2008-09 season through the 2015-16 season, under which Turner and the NBA jointly manage a portfolio of the NBA’s digital businesses and NBA TV and NBA League Pass. Turner also has a programming rights agreement with Major League Baseball to produce and telecast a certain number of regular season and playoff games on TBS through the 2013 season. In addition, Turner has secured rights to produce and telecast certain NASCAR Sprint Cup Series races through 2014.

Turner’s CNN and HLN (formerly CNN Headline News) networks, 24-hour per day cable television news services, reached approximately 98.3 million and 98.2 million U.S. television households, respectively, as of December 2008. An HD feed of CNN also is available. As of December 31, 2008, CNN managed 46 news bureaus and editorial operations, of which 13 are located in the U.S.

International Networks

Turner’s entertainment and news networks are distributed to multiple distribution platforms such as cable and IPTV systems, satellite platforms, mobile operators and broadcasters for delivery to households, hotels and other viewers around the world.

The entertainment networks distribute approximately 80 region-specific versions and local-language feeds of Cartoon Network, Boomerang, Turner Classic Movies, TNT and other networks in approximately 180 countries around the world. In the U.K. and Ireland, Turner distributes Cartoonito, a pre-school animation network, and in

India and certain other South Asian territories, it distributes Pogo, an entertainment network for children. Turner India also distributes HBO in India and the Maldives. In 2008, Turner launched Tooncast, a kids animation network distributed in Latin America. In addition, Turner operates a number of pay television entertainment networks that vary in content, including movies, series, fashion and music, and owns the sales representation rights for nine third-party owned networks operating principally in Latin America.

CNN International, an English language news network, is distributed in more than 190 countries and territories as of the end of 2008. CNN International is comprised of network feeds in five separate regions: Europe/Middle East/Africa, Asia Pacific, South Asia, Latin America and North America. HLN is distributed in Canada, the Caribbean, parts of Latin America and the Asia Pacific region; CNN en Espaňol is a separate Spanish language news network distributed primarily in Latin America.

In a number of regions, Turner has launched local-language versions of its channels through joint ventures with local partners. These include CNN+, a Spanish language 24-hour news network distributed in Spain; CNN Turk, a Turkish language 24-hour news network available in Turkey and the Netherlands; CNN Chile, a Spanish language 24-hour news network distributed in Chile; CNNj, an English-with-Japanese-translation news service in Japan; Cartoon Network Korea, a local-language 24-hour channel for kids; and BOING, an Italian language 24-hour kids animation network. CNN content is distributed through CNN-IBN, a co-branded, 24-hour, English language general news and current affairs channel in India. Turner also has interests in a Mandarin language general entertainment service in China (CETV). In 2008, Turner, along with a local partner, launched Cartoon Network Turkey and TNT Turkey, both Turkish language channels distributed in Turkey. Also in 2008, Turner made an investment in and entered into a partnership with an Indian production company to develop and launch Real, a general entertainment Hindi language channel in India that is expected to launch in 2009. In addition, in 2009, Turner and Warner Bros. plan to launch an English language movie channel in India and Turner plans to launch a Spanish language version of truTV in Latin America.

Websites

In addition to its networks, Turner manages various websites that generate revenues from commercial advertising and, in some cases, consumer subscription fees. CNN has multiple websites, including CNN.com and several localized editions that operate in Turner’s international markets. CNN also operates CNNMoney.com in collaboration with Time Inc.’s Money, Fortune and FSB: Fortune Small Business magazines. Turner operates the NASCAR websites NASCAR.com and NASCAR.com en Espaňol under an agreement with NASCAR through 2014, and the PGA’s and PGA Tour’s websites, PGA.com and PGATour.com, respectively, under agreements with the PGA and the PGA Tour through 2011. In addition, Turner operates NBA.com under an agreement with the NBA through 2016. Turner also operates CartoonNetwork.com, a popular advertiser-supported site in the U.S., as well as 38 international sites affiliated with the regional children’s services feeds.

Home Box Office

HBO, operated by Home Box Office, is the nation’s most widely distributed premium pay television service. Including HBO’s sister service, Cinemax, the Home Box Office Services had approximately 40.9 million subscriptions as of December 31, 2008. Both HBO and Cinemax are made available in HD on a number of multiplex channels. Home Box Office also offers HBO On Demand and Cinemax On Demand, subscription products that enable digital cable and telephone company customers who subscribe to the HBO and Cinemax services to view programs at a time of their choice.

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

HBO is also defined by its award-winning original dramatic and comedy series, such as True Blood, The Sopranos, Entourage and Curb Your Enthusiasm, as well as movies, mini-series, boxing matches and sports news programs, comedy specials, family programming and documentaries. In 2008, among other awards, HBO won 26 Primetime Emmys — the most of any network — as well as 8 Sports Emmys.

HBO also generates revenues from the exploitation of its original programming through multiple distribution outlets. HBO Home Entertainment markets a variety of HBO’s original programming on DVD. HBO licenses its original series, such as The Sopranos and Sex and the City, to basic cable channels and has also licensed Sex and the City in syndication. The Home Box Office-produced show Everybody Loves Raymond, which aired for nine seasons on broadcast television, is currently in syndication as well. Home Box Office content is also distributed by Apple Inc. through its online iTunes stores in the U.S. and the U.K. as well as on various mobile telephone platforms. In addition, through various pay television joint ventures, HBO-branded services are distributed in more than 50 countries in Latin America, Asia and Central Europe. In the fourth quarter of 2007 and the first quarter of 2008, HBO acquired additional interests in HBO Asia and HBO South Asia, and in the fourth quarter of 2008, HBO acquired an additional interest in the HBO Latin America Group.

The CW

Launched at the beginning of the Fall 2006 broadcast season, The CW broadcast network is a 50-50 joint venture between Warner Bros. and CBS. The CW’s schedule includes, among other things, a six night-13 hour primetime lineup with programming such as Gossip Girl, 90210, One Tree Hill, America’s Next Top Model, Everybody Hates Chris, Smallville and Supernatural, as well as a five-hour block of animated children’s programming on Saturday mornings. As of December 31, 2008, The CW was carried nationally by affiliated television stations covering 94% of U.S. television households. Among the affiliates of The CW are 13 stations owned by Tribune Broadcasting and nine CBS-owned stations.

Competition

The Networks compete with other television programming services for marketing and distribution by cable, satellite and other distribution systems. The Networks also compete for viewers’ attention and audience share with all other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, other pay and basic cable television services, motion pictures, home video, pay-per-view and video-on-demand services, online activities, including Internet streaming and downloading, and other forms of news, information and entertainment. In addition, the Networks face competition for programming from those same commercial television networks, independent stations, and pay and basic cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors. The Turner Networks and Turner’s websites compete for advertising with numerous direct competitors and other media.

The Networks’ production divisions compete with other production companies for the services of producers, directors, writers, actors and others and for the acquisition of literary properties.

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

Publishing

As of December 31, 2008, Time Inc. published 23 magazines in the U.S., including People, Sports Illustrated, Time, InStyle, Real Simple, Southern Living and Fortune, and over 90 magazines outside the U.S., primarily through IPC Media (“IPC”) in the U.K. and Grupo Editorial Expansión (“GEE”) in Mexico. In addition, Time Inc. operates almost 50 websites worldwide, such as CNNMoney.com, People.com and SI.com, that collectively had average monthly unique visitors of over 29 million worldwide in 2008, according to Nielsen Media Research in the U.S. and comScore Media Metrix in the U.K.

In recent years, Time Inc. has expanded its business primarily through developing and acquiring websites. In addition, Time Inc. has increased its licensed international editions and product extensions, including books and television programs.

In the fourth quarter of 2008, Time Inc. reorganized its U.S. magazines and companion websites into three business units, each under a single management team: (1) Style and Entertainment, (2) News and (3) Lifestyle. This new structure is expected to allow Time Inc. to reduce its costs while bringing together under centralized management products that have a common appeal in the marketplace. In addition, magazine consumer marketing and production and distribution activities are generally centralized, and subscription fulfillment activities for Time Inc.’s U.S. magazines are primarily administered from a centralized facility in Tampa, Florida.

Style and Entertainment

People is a weekly magazine that reports on celebrities and other newsworthy individuals. People magazine generated approximately 18% of Time Inc.’s revenues in 2008. The People franchise also includes: People en Espaňol, a monthly Spanish-language magazine aimed primarily at U.S. Hispanic readers; People Style Watch, a monthly magazine aimed at U.S. style-conscious younger readers; People.com, a leading website for celebrity news, photos and entertainment coverage; and PeopleEnEspaňol.com, a bilingual website aimed primarily at the U.S. Hispanic audience.

InStyle, a monthly magazine, and InStyle.com, a related website, focus on celebrity, lifestyle, beauty and fashion. Time Inc. also publishes InStyle in the U.K. through IPC and in Mexico through GEE.

Entertainment Weekly, a weekly magazine, and EW.com, a related entertainment news website, feature reviews and reports on movies, DVDs, video, television, music and books.

Essence Communications Inc. (“ECI”) publishes Essence, a leading lifestyle magazine for African-American women in the U.S., and Essence.com, a related website, and also produces the annual Essence Music Festival. In 2008, ECI partnered with Warner Bros. to re-launch Essence.com and expand the brand’s content online and into television.

News

Sports Illustrated is a weekly magazine that covers sports. Sports Illustrated for Kids is a monthly sports magazine intended primarily for pre-teenagers. SI.com is a leading sports news website that provides up-to-the-minute scores and sports news 24/7, as well as statistics and analysis of domestic and international professional sports and college and high school sports. SI.com operates FanNation.com, a social-media, community site for sports fans and fantasy sports enthusiasts. Time Inc. also publishes the sports magazine Golf, a leading monthly golf magazine, and Golf.com, a related website, which feature user-friendly content designed to help readers play their best golf and maximize their golfing experience.

Time is a weekly newsmagazine that summarizes the news and interprets the week’s events, both national and international. Time also has three weekly English-language editions that circulate outside the U.S. Time for Kids is a weekly current events newsmagazine for children, ages 5 to 13. TIME.com provides breaking news and analysis, giving its readers access to its 24-hour global news gathering operation and its vast archive.

Fortune is a bi-weekly magazine that reports on worldwide economic and business developments and compiles the annual Fortune 500 list of the largest U.S. corporations. Time Inc. also publishes the business and financial magazines Money, a monthly magazine that reports primarily on personal finance, and FSB: Fortune Small Business, a monthly magazine covering small business that is published under an agreement with the American Express Publishing Corporation. All of these magazines combine their resources on the CNNMoney.com website, a leading financial news and personal finance website that is operated in partnership with CNN.

Lifestyle

Real Simple, a monthly magazine, and RealSimple.com, a related website, focus on life, home, body and soul and provide practical solutions to make women’s lives easier. After airing a television series for two seasons on PBS, Real Simple began airing a weekly television series on TLC in October 2008.

Southern Progress Corporation (“SPC”) publishes four monthly magazines, the regional lifestyle magazine Southern Living, the epicurean magazine Cooking Light and the shelter magazines Coastal Living and Southern Accents. In addition to MyRecipes.com, a recipes website launched in 2007, in 2008 SPC launched MyHomeIdeas.com, which features shelter content from SPC and other Time Inc. brands.

Sunset, a monthly magazine, and Sunset.com, a related website, focus on western lifestyle in the U.S.

Health, a monthly magazine for women, focuses on information about health and wellness. Its related website, Health.com, was relaunched in 2008.

All You is a monthly lifestyle and service magazine for value conscious women.

This Old House publishes This Old House magazine and ThisOldHouse.com, a related website, and produces two television series, This Old House and Ask This Old House.

Other Publishing Operations

Time Inc. also has responsibility under a management contract for the American Express Publishing Corporation’s publishing operations, including its lifestyle magazines Travel & Leisure, Food & Wine and Departures and their related websites.

International

IPC, a leading U.K. consumer magazine publisher, publishes approximately 75 magazines as well as numerous special issues. IPC’s magazines include What’s On TV and TV Times in the television listings sector, Chat, Woman and Woman’s Own in the women’s lifestyle sector, Now in the celebrity sector, Woman & Home and Homes & Gardens in the home and garden sector, Horse & Hound and Country Life in the leisure sector, NME in the music sector and Nuts and Loaded in the men’s lifestyle sector. In addition, IPC publishes four magazines through three unconsolidated joint ventures with Groupe Marie Claire. In 2008, IPC launched ShopStyle, a shopping portal on instyle.co.uk, and video channels on nme.com, nuts.co.uk, trustedreviews.com and golfmonthly.co.uk and also acquired Mousebreaker.com, a leading U.K. free-to-play game site.

GEE, a leading Mexican consumer magazine publisher, publishes 13 magazines in Mexico including Expansión, a business magazine; Quién, a celebrity and personality magazine; Obras, an architecture, construction and engineering magazine; Life and Style, a men’s lifestyle magazine; InStyle Mexico, a fashion and lifestyle magazine for women; and Balance, a fitness, health and nutrition magazine for women. In addition, GEE publishes two magazines through an unconsolidated joint venture with Hachette Filipacchi Presse S.A., and in 2008 GEE launched Travel & Leisure Mexico pursuant to a license agreement with the American Express Publishing Corporation. GEE also operates CNNExpansíon.com, a leading business website in Mexico, and MetrosCúbicos.com, a leading website for classified real estate listings in Mexico. In 2008, GEE acquired a majority interest in MedioTiempo.com, a leading sports website in Mexico.

Time Inc. licenses over 50 editions of its magazines for publication outside the U.S. to publishers in over 20 countries.

Advertising

Time Inc. derives more than half of its revenues from the sale of advertising, primarily from its magazines and with a small but increasing amount of advertising revenues from its websites. Advertising carried in Time Inc.’s magazines and websites is predominantly consumer advertising, including food, toiletries and cosmetics, drugs, automobiles, financial services and insurance, apparel, computers and telecommunications, retail and department stores, travel and media and movies.

In 2008, Time Inc.’s U.S. magazines accounted for 18.5% (compared to 18.6% in 2007) of the total U.S. advertising revenues in consumer magazines, excluding newspaper supplements, as measured by PIB. People, Sports Illustrated and Time were ranked 1, 3 and 5, respectively, in terms of PIB-measured advertising revenues in 2008, and Time Inc. had six of the top 25 leading magazines based on the same measure.

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

In August 2008, Time Inc. purchased the U.S.-based school and youth group fundraising company QSP, Inc. and its Canadian affiliate, Quality Service Programs Inc. (collectively, “QSP”). QSP offers fundraising programs that help schools and youth groups raise money through the sale of magazine subscriptions to Time Inc. magazines and magazines of other publishers, among other products.

In September 2008, Time Inc. launched Maghound, an online-based magazine membership service that allows members to select their favorite magazines from a broad range of titles from multiple publishers for one set monthly fee, with the ability to switch titles at any time.

Newsstand sales of magazines, which are reported as a component of Subscription revenues, are sold through traditional newsstands as well as other retail outlets such as Wal-Mart, supermarkets and convenience and drug stores, and may or may not result in repeat purchases. Time/Warner Retail Sales & Marketing Inc. distributes and markets copies of Time Inc. magazines and books and certain other publishers’ magazines and books through third-party wholesalers primarily in the U.S. and Canada. Wholesalers, in turn, sell Time Inc. magazines to retailers. A small number of wholesalers are responsible for a substantial portion of Time Inc.’s newstand sales of magazines. IPC’s Marketforce (UK) Ltd distributes and markets copies of all IPC magazines, some international editions of Time Inc.’s U.S. magazines and certain other publishers’ magazines outside of the U.S. through third-party wholesalers to retail outlets.

Paper and Printing

Paper constitutes a significant component of physical costs in the production of magazines. During 2008, Time Inc. purchased over 375,000 tons of paper principally from three independent manufacturers.

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

In addition to magazine fundraising programs, QSP offers fundraising programs that help schools and youth groups to raise money through the sale of chocolate, cookie dough and other products.

Southern Living At Home, the direct selling division of SPC, specializes in home décor products that are sold in the U.S. through approximately 25,000 independent consultants at parties hosted in people’s homes. In January 2009, Time Inc. announced its intention to put Southern Living At Home up for sale.

Time Inc.’s book publishing business consists of Time Inc. Home Entertainment, Oxmoor House and Sunset Books, which publish how-to, lifestyle and special commemorative books, among other topics.

Postal Rates

Postal costs represent a significant operating expense for the Company’s magazine publishing and direct-marketing activities. In 2008, Time Inc. spent over $250 million for services provided by the U.S. Postal Service. The U.S. Postal Service implemented an approximately 3% postal rate increase effective May 12, 2008 for all classes of mail and will implement an additional increase in May 2009 which is expected to increase Time Inc.’s postal rate by approximately 5%. These increased costs are not directly passed on to magazine subscribers. Time Inc. strives to minimize postal expense through the use of certain cost-saving activities with respect to address quality, mail preparation and delivery of products to postal facilities.

Competition

Time Inc. faces significant competition from several direct competitors and other media, including the Internet. Time Inc.’s magazine and website operations compete with numerous other magazine and website publishers and other media for circulation and audience and for advertising directed at the general public and at more focused demographic groups. The publishing business presents few barriers to entry and many new magazines and websites are launched annually. In recent years, competitors have launched and/or repositioned many magazines and websites, primarily in the celebrity, women’s service and business sectors, that compete directly with People, InStyle, Real Simple, Fortune and other Time Inc. magazines, as well as Time Inc.’s websites. This has resulted in increased competition, especially at newsstands and mass retailers and particularly for celebrity and entertainment magazines. It is possible that additional competitors may enter the website publishing business.

Competition for magazine and website advertising revenues is primarily based on advertising rates, the nature and size of the audience (including the circulation and readership of magazines and the number of unique visitors to and page views on websites), audience response to advertisers’ products and services and the effectiveness of sales teams. Other competitive factors in publishing include product positioning, editorial quality, price and customer service, which impact audience, circulation revenue and advertising revenue. In addition, competition for magazine advertising revenue has intensified in recent years as advertising dollars have increasingly shifted from traditional to online media, and competition for advertising has intensified even further due to the difficult current economic conditions.

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

REGULATORY MATTERS

The Company’s cable system, cable network, original programming and Internet businesses are subject, in part, to regulation by the FCC, and the cable system business is also subject to regulation by most local and some state governments where the Company has cable systems. In addition, the Company’s cable business is subject to compliance with the terms of the Memorandum Opinion and Order issued by the FCC in July 2006 in connection with the regulatory clearance of the transactions related to TWC’s 2006 acquisition of cable systems from Adelphia Communications Corporation (“Adelphia”) and Comcast (the “Adelphia/Comcast Transactions Order”). The Company’s magazine and other direct marketing activities are also subject to regulation.

The following is a summary of the terms of these orders as well as current significant federal, state and local laws and regulations affecting the growth and operation of these businesses. In addition, various legislative and regulatory proposals under consideration from time to time by the United States Congress (“Congress”) and various federal agencies have in the past materially affected, and may in the future materially affect, the Company.

Cable System Regulation

The Communications Act of 1934, as amended (the “Communications Act”) and the regulations and policies of the FCC affect significant aspects of TWC’s cable system operations, including video subscriber rates; carriage of broadcast television signals and cable programming, as well as the way TWC sells its program packages to subscribers; the use of cable systems by franchising authorities and other third parties; cable system ownership; offering of voice and high-speed data services; and the use of utility poles and conduits.

Video Services

Subscriber Rates. The Communications Act and the FCC’s rules regulate rates for basic cable service and equipment in communities that are not subject to “effective competition,” as defined by federal law. Where there has been no finding by the FCC of effective competition, federal law authorizes franchising authorities to regulate the monthly rates charged by the operator for the minimum level of video programming service, referred to as basic service tier or BST, which generally includes broadcast television signals, satellite-delivered broadcast networks and superstations, local origination channels, a few specialty networks and public access, educational and government channels. This regulation also applies to the installation, sale and lease of equipment used by subscribers to receive basic service, such as set-top boxes and remote control units. In many localities, TWC is no longer subject to rate regulation, either because the local franchising authority has not become certified by the FCC to regulate these rates or because the FCC has found that there is effective competition.

Carriage of Broadcast Television Stations and Other Programming Regulation. The Communications Act and the FCC’s regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry their stations, subject to some exceptions, commonly called “must carry,” or to negotiate with cable systems the terms by which the cable systems may carry their stations, commonly called “retransmission consent.” Broadcasters recently made their elections for the current carriage cycle, which began on January 1, 2009.

The Communications Act and the FCC’s regulations require a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations that elect must carry and certain low-power stations. The Communications Act and the FCC’s regulations give local non-commercial television stations mandatory carriage rights, but non-commercial stations do not have the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for all “distant” commercial television stations (i.e., those television stations outside the designated market area to which a community is assigned) except for commercial satellite-delivered independent “superstations” and some low-power television stations.

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

In September 2007, the FCC adopted rules that will require cable operators that offer at least some analog service (i.e., operators that are not operating “all-digital” systems) to provide subscribers down-converted analog versions of must-carry broadcast stations’ digital signals. In addition, must-carry stations broadcasting in HD format must be carried in HD on cable systems with greater than 552 MHz capacity; standard-definition signals may be carried only in analog format. Those rules will become effective after the broadcast television transition from analog to digital service for full power television stations, and are currently scheduled to terminate after three years, subject to FCC review. Congress recently extended the digital transition deadline from February 17, 2009 to June 12, 2009.

The Communications Act also permits franchising authorities to negotiate with cable operators for channels for public, educational and governmental access programming. It also requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties, which limits the amount of capacity TWC has available for other programming. The FCC regulates various aspects of such third-party commercial use of channel capacity on TWC’s cable systems, including the rates and some terms and conditions of the commercial use. These rules are the subject of an ongoing FCC proceeding, and recent revisions to such rules are stayed pursuant to an appeal in the U.S. Court of Appeals for the Sixth Circuit. The FCC also has an open proceeding to examine its substantive and procedural rules for program carriage. The Company is unable to predict whether any such proceedings will lead to any material changes in existing regulations.

In November 2007, as part of the FCC’s collection of information for its Video Competition Report, the FCC adopted a requirement that cable operators submit to the agency information concerning the number of homes that their systems pass and information concerning their subscribers in order to determine whether the FCC’s so-called “70/70” test has been met. If the FCC were to determine that cable systems with 36 or more activated channels are available to 70% of households within the United States and that 70% of those households subscribe to such systems, it may have the authority to promulgate certain additional regulations covering cable operators.

Ownership Limitations. There are various rules prohibiting joint ownership of cable systems and other kinds of communications facilities, including local telephone companies and multichannel multipoint distribution service facilities. The Communications Act also requires the FCC to adopt “reasonable limits” on the number of subscribers a cable operator may reach through systems in which it holds an ownership interest. In December 2007, the FCC adopted an order establishing a 30% limit on the percentage of nationwide multichannel video subscribers that any single cable provider can serve. This rule is now under appellate review. The Communications Act also requires the

FCC to adopt “reasonable limits” on the number of channels that cable operators may fill with programming services in which they hold an ownership interest. The matter remains pending before the FCC. It is uncertain when the FCC will rule on this issue or how any regulations it adopts might affect the Company.

Pole Attachment Regulation. The Communications Act requires that utilities provide cable systems and telecommunications carriers with non-discriminatory access to any pole, conduit or right-of-way controlled by investor-owned utilities. The Communications Act also permits the FCC to regulate the rates, terms and conditions imposed by these utilities for cable systems’ use of utility poles and conduit space. States are permitted to preempt FCC jurisdiction over pole attachments through certifying that they regulate the terms of attachments themselves. Many states in which TWC operates have done so. Most of these certifying states have generally followed the FCC’s pole attachment rate standards and guidelines. The FCC or a certifying state could increase pole attachment rates paid by cable operators. In addition, the FCC has adopted a higher pole attachment rate applicable to pole attachments made by companies providing telecommunications services. The applicability of, and method for calculating, pole attachment rates for cable operators that provide digital voice services remains unclear. In November 2007, the FCC issued a Notice of Proposed Rulemaking that proposes to establish a new unified pole attachment rate that would apply to attachments made by a cable operator that are used to provide high-speed Internet services and, potentially, digital voice services as well. The proposed rate would be higher than the current rate paid by cable service providers. If adopted, this proposal could materially increase TWC’s current payments for pole attachments.

Set-Top Box Regulation. Certain regulatory requirements are also applicable to set-top boxes and other equipment that can be used to receive digital video services. Currently, many cable subscribers rent from their cable operator a set-top box that performs both signal-reception functions and conditional-access security functions. The lease rates cable operators charge for this equipment are subject to rate regulation to the same extent as basic cable service. In 1996, Congress enacted a statute requiring the FCC to pass rules fostering the availability of set-top boxes. An implementing regulation, which became effective on July 1, 2007, requires cable operators to cease placing into service new set-top boxes that have integrated security. Direct broadcast operators are not subject to this requirement.

Switched Digital Video. The deployment of SDV allows TWC to save bandwidth by transmitting particular programming services only to groups of homes or nodes where subscribers are viewing the programming at a particular time, rather than broadcasting it to all subscriber homes. The Enforcement Bureau of the FCC has issued preliminary decisions and forfeiture orders finding that TWC’s notice of its deployment of SDV technology violates FCC rules. These staff-level decisions do not constitute final agency action on the substantive legal issues, and are the subject of a pending appeal. However, if these decisions are upheld, they could impose significant costs upon TWC and/or impede its ability to make additional capacity available for new services through the use of SDV. TWC intends to seek further review by the FCC and, if necessary, the courts.

Multiple Dwelling Units and Inside Wiring. In November 2007, the FCC adopted an order declaring null and void all exclusive access arrangements between cable operators and multiple dwelling units and other centrally-managed real estate developments (“MDUs”). In connection with the order, the FCC also issued a Further Notice of Proposed Rulemaking regarding whether to expand the ban on exclusivity to other types of multi-channel video programming distributors (“MVPDs”) in addition to cable operators, including DBS providers, and whether to expand the scope of the rules to prohibit exclusive marketing and bulk billing agreements. The order has been appealed by the National Cable and Telecommunications Association (the “NCTA”), the cable industry’s principal trade organization. The FCC also has adopted rules facilitating competitors’ access to the cable wiring inside MDUs. This order, which also has been appealed by the NCTA, could have an adverse impact on TWC’s business because it would allow competitors to use wiring inside MDUs that the cable industry has already deployed.

Copyright Regulation. TWC’s cable systems provide subscribers with, among other things, local and distant television broadcast stations. TWC generally does not obtain a license to use the copyrighted performances contained in these stations’ programming directly from program owners. Instead, in exchange for filing reports with the U.S. Copyright Office and contributing a percentage of revenue to a federal copyright royalty pool, cable operators obtain rights to retransmit copyrighted material contained in broadcast signals pursuant to a compulsory license. The elimination or substantial modification of this compulsory copyright license has been the subject of ongoing legislative and administrative review, and, if eliminated or modified, could adversely affect TWC’s ability to obtain suitable programming and could substantially increase TWC’s programming costs. Additionally, the U.S. Copyright Office has released a ruling on issues relating to the calculation of compulsory license fees that could increase the amount cable operators are required to pay into the copyright royalty pool. Further, the U.S. Copyright Office has not yet made any determinations as to how the compulsory license will apply to digital broadcast signals and services.

Program Access and Adelphia/Comcast Transactions Order. In the Adelphia/Comcast Transactions Order, the FCC imposed conditions on TWC, which will expire in July 2012, related to regional sports networks (“RSNs”), as defined in the Adelphia/Comcast Transactions Order, and the resolution of disputes pursuant to the FCC’s leased access regulations. In particular, the Adelphia/Comcast Transactions Order provides that (i) neither TWC nor its affiliates may offer an affiliated RSN on an exclusive basis to any MVPD; (ii) TWC may not unduly or improperly influence the decision of any affiliated RSN to sell programming to an unaffiliated MVPD or the prices, terms and conditions of sale of programming by an affiliated RSN to an unaffiliated MVPD; (iii) if an MVPD and an affiliated RSN cannot reach an agreement on the terms and conditions of carriage, the MVPD may elect commercial arbitration to resolve the dispute; (iv) if an unaffiliated RSN is denied carriage by TWC, it may elect commercial arbitration to resolve the dispute in accordance with the FCC’s program carriage rules; and (v) with respect to leased access, if an unaffiliated programmer is unable to reach an agreement with TWC, that programmer may elect commercial arbitration to resolve the dispute, with the arbitrator being required to resolve the dispute using the FCC’s existing rate formula relating to pricing terms. The FCC has suspended this “baseball style” arbitration procedure as it relates to TWC’s carriage of unaffiliated RSNs, although it allowed the arbitration of a claim brought by the Mid-Atlantic Sports Network because the claim was brought prior to the suspension. In that case, in October 2008, the FCC’s Media Bureau upheld the arbitrator’s ruling in favor of the Mid-Atlantic Sports Network, and TWC has petitioned for review by the full FCC. In addition, Herring Broadcasting, Inc., which does business as WealthTV, filed a program carriage complaint against TWC and other cable operators alleging discrimination against WealthTV’s programming in favor of similarly situated video programming vendors in violation of the FCC’s rules. These proceedings remain pending.

Other Federal Regulatory Requirements. The Communications Act also includes provisions regulating customer service, subscriber privacy, marketing practices, equal employment opportunity, technical standards and equipment compatibility, antenna structure notification, marking, lighting, emergency alert system requirements and the collection from cable operators of annual regulatory fees, which are calculated based on the number of subscribers served and the types of FCC licenses held. The FCC also actively regulates other aspects of TWC’s video services, including the mandatory blackout of syndicated, network and sports programming; customer service standards; political advertising; indecent or obscene programming; Emergency Alert System requirements for analog and digital services; closed captioning requirements for the hearing impaired; commercial restrictions on children’s programming; equal employment opportunity; recordkeeping and public file access requirements; and technical rules relating to operation of the cable network.

Franchising. Cable operators generally operate their systems under non-exclusive franchises. Franchises are awarded, and cable operators are regulated, by state franchising authorities, local franchising authorities, or both. Franchise agreements typically require payment of franchise fees and contain regulatory provisions addressing, among other things, upgrades, service quality, cable service to schools and other public institutions, insurance and indemnity bonds. The terms and conditions of cable franchises vary from jurisdiction to jurisdiction. The Communications Act provides protections against many unreasonable terms. In particular, the Communications Act imposes a ceiling on franchise fees of five percent of revenues derived from cable service. TWC generally passes the franchise fee on to its subscribers, listing it as a separate item on the bill.

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

In June 2008, the U.S. Court of Appeals for the Sixth Circuit upheld regulations adopted by the FCC in December 2006 intended to limit the ability of local franchising authorities to delay or refuse the grant of competitive franchises (by, for example, imposing deadlines on franchise negotiations). The FCC has applied most of these rules to incumbent cable operators which, although immediately effective, in some cases may not alter existing franchises prior to renewal.

At the state level, several states, including California, Kansas, New Jersey, North Carolina, Ohio, South Carolina, Texas and Wisconsin have enacted statutes intended to streamline entry by additional video competitors, some of which provide more favorable treatment to new entrants than to existing providers. Similar bills are pending or may be enacted in additional states. Despite TWC’s efforts and the protections of federal law, it is possible that some of TWC’s franchises may not be renewed, and TWC may be required to make significant additional investments in its cable systems in response to requirements imposed in the course of the franchise renewal process.

High-Speed Data Internet Access Services

TWC provides high-speed data services over its existing cable facilities. In 2002, the FCC released an order in which it determined that cable-provided high-speed Internet access service is an interstate “information service” rather than a “cable service” or a “telecommunications service,” as those terms are defined in the Communications Act. That determination was sustained by the U.S. Supreme Court. The “information service” classification means that the service is not subject to regulation as a cable service or as a telecommunications service under federal, state, or local law. Nonetheless, TWC’s high-speed data service is subject to a number of regulatory requirements, including compliance with the Communications Assistance for Law Enforcement Act (“CALEA”) requirement that high-speed data service providers implement certain network capabilities to assist law enforcement agencies in conducting surveillance of criminal suspects.

“Net Neutrality” Legislative and Regulatory Proposals. In previous Congressional sessions, legislation has been introduced proposing “net neutrality” requirements. These legislative proposals would have limited to a greater or lesser extent the ability of broadband providers to adopt pricing models and network management policies.

In September 2005, the FCC issued its Net Neutrality Policy Statement, which at the time the agency characterized as a non-binding policy statement. The principles contained in the Net Neutrality Policy Statement set forth the FCC’s view that consumers are entitled to access and use lawful Internet content and applications of their choice, to connect to lawful devices of their choosing that do not harm the broadband provider’s network and to competition among network, application, service and content providers. The Net Neutrality Policy Statement notes that these principles are subject to “reasonable network management.” Subsequently, the FCC made these principles binding as to certain telecommunications companies for specified periods of time pursuant to “voluntary commitments” in orders adopted in connection with mergers undertaken by those companies.

Several parties have sought to persuade the FCC to adopt net neutrality-type regulations in a number of proceedings before the agency; however, none of these proceedings has resulted in the adoption of formal regulations. Despite this, a formal complaint was filed against Comcast alleging that its use of “reset packets” to manage peer-to-peer file-sharing traffic constituted an unreasonable network management practice. In August 2008, the FCC released a decision finding in favor of the complainant relying in part on the FCC’s Net Neutrality Policy Statement. That decision is under appeal. “Net neutrality” legislation or regulation could limit TWC’s ability to operate its high-speed data business profitably and manage its broadband facilities efficiently to respond to growing bandwidth usage by TWC’s high-speed data customers.

Voice Services

TWC currently offers residential Digital Phone and Business Class Phone voice services using interconnected Voice over Internet Protocol (“VoIP”) technology. Traditional providers of circuit-switched telephone services generally are subject to significant regulation. It is unclear whether and to what extent regulators will subject interconnected VoIP services such as TWC’s residential Digital Phone and Business Class Phone services to the same regulations that apply to these traditional services provided by incumbent telephone companies. In February 2004, the FCC opened a broad-based rulemaking proceeding to consider these and other issues. That rulemaking remains pending. The FCC has, however, extended a number of traditional telephone carrier regulations to interconnected VoIP providers, including requiring interconnected VoIP providers to provide E911 capabilities as a standard feature to their subscribers; to comply with the requirements of CALEA to assist law enforcement investigations in providing, after a lawful request, call content and call identification information; to contribute to the federal universal service fund; to pay regulatory fees; to comply with subscriber privacy rules; to provide access to their services to persons with disabilities; and to comply with local number portability (“LNP”) rules when subscribers change telephone providers. With respect to LNP requirements, the FCC clarified that local exchange carriers and commercial mobile radio service providers have an obligation to port numbers to interconnected VoIP providers.

Certain other issues related to interconnected VoIP services also remain unclear. In particular, in November 2004, the FCC determined that regardless of their regulatory classification, certain interconnected VoIP services qualify as interstate services with respect to economic regulation. The FCC preempted state regulations that address such issues as entry certification, tariffing and E911 requirements, as applied to certain interconnected VoIP services. On March 21, 2007, the U.S. Court of Appeals for the Eighth Circuit affirmed the FCC’s November 2004 order with respect to these VoIP services, particularly those having portable or nomadic capability. The jurisdictional classification of other types of interconnected VoIP services, particularly “fixed” services such as that provided by TWC, remains uncertain. The Wisconsin and Missouri public utility commissions, for instance, have ruled that TWC’s Digital Phone service is subject to traditional, circuit-switched telephone regulation, while other state commissions have opened investigations into how such VoIP services should be treated in their respective states.

The FCC and various states are also considering how interconnected VoIP services should interconnect with incumbent phone company networks. Because the FCC has yet to classify interconnected VoIP service, the precise scope of interconnection rules as applied to interconnected VoIP service is not clear. As a result, some small incumbent telephone companies may resist interconnecting directly with TWC. Finally, the FCC is considering comprehensive intercarrier compensation reform including the appropriate compensation regime applicable to interconnected VoIP traffic over the public switched telephone network. It is unclear whether and when the FCC or Congress will adopt further rules relating to VoIP interconnection and how such rules would affect TWC’s interconnected VoIP service.

Network Regulation

Under the Communications Act and its implementing regulations, vertically integrated cable programmers like the Turner Networks and the Home Box Office Services are generally prohibited from offering different prices, terms, or conditions to competing unaffiliated MVPDs unless the differential is justified by certain permissible factors set forth in the FCC’s program access regulations. The rules also place restrictions on the ability of vertically integrated programmers to enter into exclusive distribution arrangements with cable operators. Upon completion of the Separation, the Turner Networks and the Home Box Office Services will no longer be vertically integrated cable programmers and, as a result, these regulatory obligations will cease to apply.

In October 2007, the FCC initiated a rulemaking to examine questions regarding the use of bundling practices in carriage agreements for both broadcast and satellite cable programming. It is unclear what, if any, action the FCC will take in this matter.

In January 2007, online video provider VDC Corporation (“VDC”) filed a program access complaint with the FCC against Turner, also naming TWC and Time Warner in the proceeding. VDC seeks both a licensing agreement for the carriage of various Turner networks, as well as damages not to exceed $25 million. This complaint raises issues of first impression at the FCC, including whether online providers such as VDC are entitled to take advantage of the program access rules. Turner believes VDC’s arguments are without merit, and has requested dismissal of the complaint. This matter remains pending before the FCC.

In June 2008, the FCC initiated an inquiry and rulemaking to examine the use of product placement and integration in television programming. In this proceeding, the FCC sought comment on whether to enhance its existing sponsorship identification rules applicable to broadcast programming, and whether to extend such rules to cable programming. The proceeding also sought comment on whether to expressly prohibit the use of paid product placement or integration in children’s television programming. It is unclear what, if any, action the FCC will take in this matter.

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

Marketing Regulation

Time Inc.’s magazine subscription and direct marketing activities, as well as marketing and billing activities by AOL and other divisions of the Company, are subject to regulation by the Federal Trade Commission (“FTC”) and each of the states under general consumer protection statutes prohibiting unfair or deceptive acts or practices. Certain areas of marketing activity are also subject to specific federal statutes and rules, such as the Telephone Consumer Protection Act, the Children’s Online Privacy Protection Act, the Gramm-Leach-Bliley Act (relating to financial privacy) and the FTC Mail or Telephone Order Merchandise Rule. Other statutes and rules also regulate conduct in areas such as privacy, data security, product safety and telemarketing. Time Inc. regularly receives and resolves routine inquiries from state Attorneys General and is subject to agreements with state Attorneys General addressing some of Time Inc.’s marketing activities. Also, Time Inc. has pending with the FTC a response to a Civil Investigative Demand relating to Time Inc.’s retail subscription sales partnership with Best Buy.

AOL is subject to certain consent orders and assurances of voluntary compliance or discontinuance reached with federal and state regulators. In 2004, AOL entered into a Consent Decree with the FTC related to the company’s retention and rebate practices. AOL has also entered into a series of settlements with state Attorneys General. In December 2007, the FTC advised AOL that it had closed its Consent Decree compliance investigation. In 2007, AOL entered into Assurances of Voluntary Compliance (“AVC”) with the State of Florida and a multi-state group under which it undertook an obligation to maintain various safeguards that it had previously implemented (and to develop and implement several new disclosure, confirmation and call recordation processes) around certain registration, marketing and retention processes. In 2005, AOL entered into an Assurance of Discontinuance with the State of New York under which it agreed to implement two safeguards around its retention process (third-party verification, which AOL had been testing prior to the investigation, and a change to retention compensation practices). AOL from time to time also is subject to investigations by various state regulators regarding consumer protection issues related to marketing and billing matters.

DESCRIPTION OF CERTAIN PROVISIONS OF AGREEMENTS
RELATED TO TIME WARNER CABLE INC.

Background

TWC was created in connection with the March 31, 2003 restructuring of TWE (the “TWE Restructuring”), a limited partnership which formerly held a substantial portion of Time Warner’s filmed entertainment, networks and cable system assets.

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

In connection with the closing on July 31, 2006 of the respective acquisitions by TW NY and Comcast of assets comprising in the aggregate substantially all of the cable assets of Adelphia (the “Adelphia Acquisition”), TW NY paid for the Adelphia assets acquired by it with both cash and shares of TWC’s Class A Common Stock representing approximately 16% of TWC’s outstanding common stock. Immediately prior to the Adelphia Acquisition, through a series of other transactions, TWC and TWE redeemed Comcast’s interests in TWC and TWE, respectively. On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Exchange Act. Under the terms of the reorganization plan, during 2007, substantially all of the shares of TWC Class A Common Stock that Adelphia received in the Adelphia Acquisition were distributed to Adelphia’s creditors. On March 1, 2007, TWC’s Class A Common Stock began trading on the NYSE under the symbol “TWC.”

Time Warner currently owns approximately 84% of TWC’s common stock (including approximately 83% of the outstanding TWC Class A Common Stock and all outstanding shares of TWC Class B Common Stock), and also currently owns an indirect 12.43% non-voting equity interest in TW NY.

On May 20, 2008, Time Warner, WCI, ATC and Historic TW entered into the Separation Agreement with TWC, TWE and TW NY, the terms of which will govern TWC’s legal and structural separation from Time Warner. As part of the Separation transactions, Time Warner will transfer its indirect 12.43% interest in TW NY to TWC in exchange for newly issued shares of TWC Class A Common Stock, each outstanding share of TWC Class A Common Stock and TWC Class B Common Stock will be converted into one share of TWC Common Stock (as discussed below) and Time Warner will distribute all of the issued and outstanding shares of TWC Common Stock then held by Time Warner to its stockholders through the Distribution. Time Warner has elected to effect the Distribution in the form of a spin-off. Upon consummation of the Separation transactions, Time Warner’s stockholders and/or former stockholders will hold approximately 85.2% of the issued and outstanding TWC common stock, and TWC’s stockholders other than Time Warner will hold approximately 14.8% of the issued and outstanding TWC common stock. Time Warner and TWC expect the Separation to be consummated in the first quarter of 2009. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Recent Developments” for additional information regarding the Separation.

Concurrently with the execution of the Separation Agreement, Time Warner and TWC entered into amendments to the shareholder agreement between Time Warner and TWC dated as of April 20, 2005 and the registration rights agreement between Time Warner and TWC dated as of March 31, 2003. In addition, prior to the Distribution, TWC will adopt a Second Amended and Restated Certificate of Incorporation (the “TWC Second Amended and Restated Certificate of Incorporation”) and amend and restate its by-laws. Summaries of certain provisions of each of these documents are set forth below.

Management and Operation of TWC

The following description summarizes certain provisions of agreements related to, and constituent documents of, TWC that affect and govern the ongoing operations of TWC. Such description does not purport to be complete and is qualified in its entirety by reference to the provisions of such agreements and constituent documents.

Common Stock of TWC. A subsidiary of Time Warner owns 746,000,000 shares of TWC Class A Common Stock, which has one vote per share, and 75,000,000 shares of TWC Class B Common Stock, which has ten votes per share, which together represent 90.6% of the voting power of TWC stock and approximately 84% of the equity of TWC. TWC’s existing amended and restated certificate of incorporation (the “TWC Certificate of Incorporation”) does not provide a mechanism for the conversion of TWC Class B Common Stock into TWC Class A Common Stock. The TWC Class A Common Stock and the TWC Class B Common Stock vote together as a single class on all matters, except with respect to the election of directors and certain matters described below. In connection with the Separation, prior to the Distribution, TWC will file the Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. Effective upon the filing, each outstanding share of TWC Class A Common Stock and TWC Class B Common Stock will be automatically converted into one fully paid and non-assessable share of TWC Common Stock, par value $0.01 per share (the “TWC Common Stock”). Holders of TWC Common Stock will have identical rights and one vote per share on all matters submitted to a vote of stockholders.

Board of Directors of TWC. Under the terms of the TWC Certificate of Incorporation and TWC’s existing by-laws (the “TWC By-laws”), the TWC Class A Common Stock votes as a separate class with respect to the election of the Class A directors of TWC (the “Class A Directors”), and the TWC Class B Common Stock votes as a separate class with respect to the election of the Class B directors of TWC (the “Class B Directors”). Class A Directors must represent not less than one-sixth and not more than one-fifth of the directors of TWC, and the Class B Directors must represent not less than four-fifths of the directors of TWC. As a result of its holdings, Time Warner has the ability to cause the election of all Class A Directors and Class B Directors, subject to certain restrictions on the identity of these directors discussed below. Under the TWC Second Amended and Restated Certificate of Incorporation, TWC will have a single class of directors and a single class of common stock and holders of TWC Common Stock will vote as one class for the election of all of the members of TWC’s board of directors.

Under the terms of the TWC Certificate of Incorporation, until August 1, 2009, at least 50% of the board of directors of TWC must be independent directors as defined under the NYSE listed company rules. This provision will be retained in the TWC Second Amended and Restated Certificate of Incorporation.

Protections of Minority Class A Common Stockholders. Under the terms of the TWC Certificate of Incorporation, the approval of the holders of a majority of the voting power of the outstanding shares of TWC Class A Common Stock held by persons other than Time Warner is necessary for any merger, consolidation or business combination of TWC in which the holders of TWC Class A Common Stock do not receive per share consideration identical to that received by the holders of the TWC Class B Common Stock (other than with respect to voting power) or that would otherwise adversely affect the specific rights and privileges of the holders of the TWC Class A Common Stock relative to the specific rights and privileges of the holders of the TWC Class B Common Stock. In addition, the approval of (i) the holders of a majority of the voting power of the outstanding shares of TWC Class A Common Stock held by persons other than Time Warner and (ii) the majority of the independent directors on TWC’s board of directors is required to:

•	change or adopt a provision inconsistent with the TWC Certificate of Incorporation if such change would have a material adverse effect on the rights of the holders of the TWC Class A Common Stock in a manner different from the effect on the rights of the holders of the TWC Class B Common Stock;

•	through July 31, 2011, (a) change any of the provisions of the TWC By-Laws concerning restrictions on transactions between TWC and Time Warner and its affiliates or (b) adopt any provision of the TWC Certificate of Incorporation or the TWC By-Laws inconsistent with such restrictions; and

•	change or adopt a provision inconsistent with the provisions of the TWC Certificate of Incorporation that set forth:

•	the approvals required in connection with any merger, consolidation or business combination of TWC;

•	the number of independent directors required on the TWC board of directors;

•	the approvals required to change the TWC By-laws; and

•	the approvals required to change the TWC Certificate of Incorporation.

The TWC Second Amended and Restated Certificate of Incorporation will include provisions regarding required approvals that are substantially similar to those described above, except that, while the approval of the holders of a majority of the voting power of the outstanding shares of TWC Class A Common Stock held by persons other than Time Warner is currently required in certain circumstances, pursuant to the TWC Second Amended and Restated Certificate of Incorporation, the approval of the holders of a majority of the voting power of the outstanding shares of TWC Common Stock held by persons other than Time Warner will be required.

Matters Affecting the Relationship between Time Warner and TWC

Shareholder Agreement

Indebtedness Approval Right. Pursuant to a shareholder agreement between TWC and Time Warner (the “Shareholder Agreement”), until such time as the indebtedness of TWC is no longer attributable to Time Warner, in Time Warner’s reasonable judgment, TWC, its subsidiaries and entities that it manages may not, without the consent of Time Warner, create, incur or guarantee any indebtedness (except for ordinary course issuances of commercial paper or borrowings under TWC’s current revolving credit facility up to the limit of that credit facility, to which Time Warner has consented), including preferred equity, or rental obligations if its ratio of indebtedness plus six times its annual rental expense to EBITDA (as EBITDA is defined in the Shareholder Agreement) plus rental expense, or “EBITDAR,” then exceeds or would exceed 3:1. In the Separation Agreement, Time Warner agreed that the calculation of indebtedness under the Shareholder Agreement would exclude (i) any indebtedness incurred pursuant to the credit agreement TWC entered into with certain financial institutions on June 30, 2008 to fund, in part, the Special Dividend and (ii) any indebtedness that reduces, on a dollar-for-dollar basis, the commitments of the lenders under that credit agreement.

Time Warner Standstill. Under the Shareholder Agreement, so long as Time Warner has the power to elect a majority of TWC’s board of directors, Time Warner has agreed that, prior to August 1, 2009, Time Warner will not make or announce a tender offer or exchange offer for TWC Class A Common Stock without the approval of a majority of the independent directors of TWC; and prior to August 1, 2016, Time Warner will not enter into any business combination with TWC, including a short-form merger, without the approval of a majority of the independent directors of TWC.

Other Time Warner Rights. Pursuant to the Shareholder Agreement, so long as Time Warner has the power to elect a majority of TWC’s board of directors, TWC must obtain Time Warner’s consent before (i) entering into any agreement that binds or purports to bind Time Warner or its affiliates or that would subject TWC or its subsidiaries to significant penalties or restrictions as a result of any action or omission of Time Warner or its affiliates; or (ii) adopting a stockholder rights plan, becoming subject to section 203 of the Delaware General Corporation Law, adopting a “fair price” provision in its certificate of incorporation or taking any similar action.

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

Concurrently with the execution of the Separation Agreement, Time Warner and TWC entered into Amendment No. 1 to the Shareholder Agreement. Under this amendment, all of Time Warner’s and TWC’s rights and obligations under the Shareholder Agreement will terminate upon the completion of the Separation.

Transactions between Time Warner and TWC

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

The provisions described above will not be included in TWC’s amended and restated By-Laws that will become effective in connection with the Separation.

Registration Rights Agreement

At the closing of the TWE Restructuring, Time Warner and TWC entered into a registration rights agreement (the “Registration Rights Agreement”) relating to Time Warner’s shares of TWC common stock. Subject to several exceptions, including TWC’s right to defer a demand registration under some circumstances, Time Warner may, under that agreement, require that TWC take commercially reasonable steps to register for public resale under the Securities Act of 1933, as amended, all shares of common stock that Time Warner requests to be registered. Time Warner may demand an unlimited number of registrations. In addition, Time Warner has been granted “piggyback” registration rights subject to customary restrictions and TWC is permitted to piggyback on Time Warner’s registrations. TWC has also agreed that, in connection with a registration and sale by Time Warner under the Registration Rights Agreement, it will indemnify Time Warner and bear all fees, costs and expenses, except underwriting discounts and selling commissions.

Concurrently with the execution of the Separation Agreement, Time Warner and TWC entered into Amendment No. 1 to the Registration Rights Agreement, which provides Time Warner with the right to require TWC to file any registration statement necessary to consummate the Separation. In addition, under this amendment, all of Time Warner’s and TWC’s rights and obligations under the Registration Rights Agreement will terminate upon the consummation of the Distribution.

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

FINANCIAL INFORMATION ABOUT SEGMENTS, GEOGRAPHIC AREAS AND BACKLOG

Financial and other information by segment and revenues by geographic area for each year in the three-year period ended December 31, 2008 is set forth in Note 14 to the Company’s consolidated financial statements, “Segment Information.” Information with respect to the Company’s backlog, representing future revenue not yet recorded from cash contracts for the licensing of theatrical and television product, at December 31, 2008 and

December 31, 2007, is set forth in Note 15 to the Company’s consolidated financial statements, “Commitments and Contingencies — Commitments — Programming Licensing Backlog.”

Item 1A.	Risk Factors.

RISKS RELATING TO TIME WARNER GENERALLY

Weakening economic conditions or other factors could continue to reduce the Company’s advertising or other revenues or hinder its ability to maintain or increase such revenues. Expenditures by advertisers tend to be cyclical, reflecting general economic conditions, such as recessions, as well as budgeting and buying patterns. The global economy is currently undergoing a period of slowdown and unprecedented volatility, which some observers view as a recession, and the future economic environment may continue to be less favorable than that of recent years. This slowdown could lead to further reduced advertising expenditures in the foreseeable future. Because several of the Company’s segments derive a substantial portion of their revenues from the sale of advertising, declines and delays in advertising expenditures could continue to reduce the Company’s revenues and hinder its ability to maintain or increase these revenues. Advertising expenditures also could be negatively affected by other factors, such as shifting societal norms, pressure from public interest groups, changes in laws and regulations and other social, political, technological and regulatory developments. Disasters, acts of terrorism, political uncertainty or hostilities also could lead to a reduction in advertising expenditures as a result of uninterrupted news coverage and economic uncertainty. Advertising expenditures by companies in certain sectors of the economy, including the automotive, financial services, pharmaceutical, retail, telecommunications and food and beverage industries, represent a significant portion of the Company’s advertising revenues, and any political, economic, social or technological change resulting in a significant reduction in the advertising spending of these or other sectors could further adversely affect the Company’s advertising revenues or its ability to maintain or increase such revenues.

Economic slowdowns may have, and in the case of the current economic slowdown, have had, additional consequences that impact the Company’s business and results of operations. Because many of the products and services offered by the Company are largely discretionary items, further weakening economic conditions or outlook could lead to declines in sales of such products and services. In addition, declines in consumer spending may indirectly impact the Company’s revenues by adversely affecting the sales of products that are required to use the Company’s products, such as high definition televisions and high definition DVD players, or by putting downward pricing pressure on advertising because advertisers may not perceive as much value in advertising if consumers are purchasing fewer of their products or services. Accordingly, declines in consumer spending could have additional negative effects on the Company’s revenues or the Company’s ability to increase revenues. In addition, if growth in the number of homes occupied continues to decline, it could negatively impact TWC’s ability to attract new or retain existing basic video subscribers and generate increased subscription revenues. The Company also faces risks associated with the impact of economic downturns on third parties, such as suppliers, retailers, film co-financing partners and other parties with which it does business. If these parties file for protection under bankruptcy laws or otherwise experience negative effects on their businesses due to the economic slowdown or other reasons related to economic conditions, it could negatively affect the Company’s business or operating results.

Time Warner is exposed to risks associated with turmoil in the financial markets. U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. In addition, equity markets are continuing to experience wide fluctuations in value. If these conditions continue or worsen, the Company’s cost of borrowing may increase, and it may be more difficult to obtain financing in the future. In addition, an increasing number of financial institutions and insurance companies have reported significant deterioration in their financial condition. If any of the significant lenders, insurance companies or other financial institutions are unable to perform their obligations under the Company’s credit agreements, insurance policies or other contracts, and the Company is unable to find suitable replacements on acceptable terms, the Company’s results of operations, liquidity and cash flows could be adversely affected. The Company also faces challenges relating to the impact of the disruption in the global financial markets on other parties with which the Company does business, such as vendors, retailers and film co-financing partners. The inability of these parties to obtain financing on acceptable terms could impair their ability to perform under their agreements with the Company and lead to various negative effects on the Company, including business disruption, decreased revenues, increases in bad debt write-offs and, in the case of film co-financing partners, greater risk with respect to the performance of the Company’s films. A sustained decline in the financial stability of these parties could have an adverse impact on Time Warner’s business and results of operations.

Time Warner faces risks relating to doing business internationally that could adversely affect its business and operating results. Time Warner’s businesses operate and serve customers worldwide. There are certain risks inherent in doing business internationally, including:

•	economic volatility and the global economic slowdown;
•	currency exchange rate fluctuations;
•	the requirements of local laws and customs relating to the publication and distribution of content and the display and sale of advertising;
•	import or export restrictions and changes in trade regulations;
•	difficulties in developing, staffing and simultaneously managing a large number of foreign operations as a result of distance and language and cultural differences;
•	issues related to occupational safety and adherence to stringent local labor laws and regulations;
•	potentially adverse tax developments;
•	longer payment cycles;
•	political or social unrest;
•	seasonal volatility in business activity;
•	risks related to government regulation;
•	the existence in some countries of statutory shareholder minority rights and restrictions on foreign direct ownership;
•	the presence of corruption in certain countries; and
•	higher than anticipated costs of entry.

One or more of these factors could harm the Company’s international operations and its business and operating results.

Time Warner’s businesses face additional risks internationally. The Company could be at a competitive disadvantage in the long term if its businesses are not able to strengthen their positions and capitalize on international opportunities in growth economies and media sectors. International expansion involves significant investments as well as risks associated with doing business abroad, as described above. Furthermore, investments in some regions can take a long period to generate an adequate return and in some cases there may not be a developed or efficient legal system to protect foreign investment or intellectual property rights. In addition, if the Company expands into new international regions, some of its businesses will have only limited experience in operating and marketing their products and services in certain regions and could be at a disadvantage compared to competitors with more experience, particularly diversified media companies that are well established in some developing nations. Although the Company is seeking to expand in certain strategic international regions and is formulating strategies for the growth of diversified media businesses in developing nations, there can be no assurance that such strategies will succeed.

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

The Company faces risks relating to competition for the leisure and entertainment time of audiences, which has intensified in part due to advances in technology. In addition to the various competitive factors discussed in the following paragraphs, all of the Company’s businesses are subject to risks relating to increasing competition for the leisure and entertainment time of consumers, and this competition may intensify further during economic downturns. The Company’s businesses compete with each other and all other sources of news, information and entertainment, including broadcast television, movies, live events, radio broadcasts, home video products, console games, sports, print media and the Internet. Technological advancements, such as video on demand, new video formats and Internet streaming and downloading, have increased the number of media and entertainment choices available to consumers and intensified the challenges posed by audience fragmentation. The increasing number of choices available to audiences could negatively impact not only consumer demand for the Company’s products and services, but also advertisers’ willingness to purchase advertising from the Company’s businesses. If the Company does not respond appropriately to further increases in the leisure and entertainment choices available to consumers, the Company’s competitive position could deteriorate, and its financial results could suffer.

Piracy of the Company’s feature films, television programming and other content may decrease the revenues received from the exploitation of the Company’s entertainment content and adversely affect its business and profitability. Piracy of motion pictures, television programming, video content, DVDs and interactive videogames poses significant challenges to several of the Company’s businesses. Technological advances allowing the unauthorized dissemination of motion pictures, television programming and other content in unprotected digital formats, including via the Internet, increase the threat of piracy. Such technological advances make it easier to create, transmit and distribute high quality unauthorized copies of such content. The proliferation of unauthorized copies and piracy of the Company’s products or the products it licenses from third parties can have an adverse effect on its businesses and profitability because these products reduce the revenue that Time Warner potentially could receive from the legitimate sale and distribution of its content. In addition, if piracy continues to increase, it could have an adverse effect on the Company’s business and profitability. Although piracy adversely affects the Company’s U.S. revenues, the impact on revenues from outside the United States is more significant, particularly in countries where laws protective of intellectual property rights are insufficient or are not strictly enforced. Policing the unauthorized use of the Company’s intellectual property is difficult, and the steps taken by the Company to combat piracy will not prevent the infringement by and/or piracy of unauthorized third parties in every case. There can be no assurance that the Company’s efforts to enforce its rights and protect its intellectual property will be successful in reducing content piracy.

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

The Company has been, and may be in the future, subject to claims of intellectual property infringement, which could have an adverse impact on the Company’s businesses or operating results due to a disruption in its business operations, the incurrence of significant costs and other factors. From time to time, the Company receives notices from others claiming that it infringes their intellectual property rights. Recently, the number of patent infringement claims resulting in lawsuits, in particular against the technology-related businesses at AOL, has increased. The number of other intellectual property infringement claims also could increase in the future. Increased infringement claims and lawsuits could require Time Warner to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question. This could require Time Warner to change its business practices and limit its ability to compete effectively. Even if Time Warner believes that the claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from its businesses. In addition, agreements entered into by the Company may require it to indemnify the other party for certain third-party intellectual property infringement claims, which could require the Company to expend sums to defend against or settle such claims or, potentially, to pay damages. If Time Warner is required to take any of these actions, it could have an adverse impact on the Company’s businesses or operating results. The use of new technologies to distribute content on the Internet, including through Internet sites providing social networking and user-generated content, could put some of the Company’s businesses at an increased risk of allegations of copyright or trademark infringement or legal liability, as well as cause them to incur significant technical, legal or other costs and limit their ability to provide competitive content, features or tools.

Several of the Company’s businesses rely heavily on network and information systems or other technology, and a disruption or failure of such networks, systems or technology as a result of computer viruses, misappropriation of data or other malfeasance, as well as outages, natural disasters, accidental releases of information or similar events, may disrupt the Company’s businesses. Because network and information systems and other technologies are critical to many of Time Warner’s operating activities, network or information system shutdowns or service disruptions caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters, terrorist attacks and similar events, pose increasing risks. Such an event could have an adverse impact on the Company and its customers, including degradation of service, service disruption, excessive call volume to call centers and damage to equipment and data. Such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Significant incidents could result in a disruption of the Company’s operations, customer dissatisfaction, or a loss of customers or revenues.

Furthermore, the operating activities of Time Warner’s various businesses could be subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in the information technology systems and networks of the Company and third party vendors, including customer, personnel and vendor data. The Company could be exposed to significant costs if such risks were to materialize, and such events could damage the reputation and credibility of Time Warner and its businesses and have a negative impact on its revenues. The Company also could be required to expend significant capital and other resources to remedy any such security breach. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, information-related risks are increasing, particularly for businesses like Time Warner’s that handle a large amount of personal customer data.

The Company’s Internet and advertising businesses are subject to regulation in the U.S. and internationally, which could cause these businesses to incur additional costs or liabilities or disrupt their business practices. The Company’s businesses that generate revenues from online activities and the sale of advertising inventory and related services are subject to a variety of laws and regulations, including those relating to issues such as privacy, online gaming, consumer protection, data retention and data protection, content regulation, defamation, age verification, the use of “cookies” (such as software that allows for audience targeting and tracking of performance metrics), pricing, advertising to both children and adults, taxation, sweepstakes, promotions, billing and real estate. The application of such laws and regulations to these businesses in many instances is unclear or unsettled. Further, the application of laws regulating or requiring licenses for certain businesses of the Company’s advertisers, including the distribution of pharmaceuticals, alcohol, adult content, tobacco or firearms, insurance and securities brokerage and legal services, can be unclear and is developing, especially with respect to the sale of these products and services on the Internet. Various laws and regulations are intended to protect the interests of children, such as the Children’s Online Privacy Protection Act, which restricts the ability of online services to collect user information from minors. There have been additional federal and state legislative proposals for online child protection, including with respect to the ability of minors to access social networking services. The Company’s Internet and advertising businesses could incur substantial costs necessary to comply with these laws and regulations or substantial penalties or other liabilities if they fail to comply with them. Compliance with these laws and regulations also could cause these businesses to change or limit their business practices in a manner that is adverse to the businesses. In addition, if there are changes in laws, such as the Digital Millennium Copyright Act and the Communications Decency Act, that provide protections that the Company’s Internet or advertising businesses rely on in conducting their businesses or if there are judicial interpretations narrowing the protections of these laws, it would subject these businesses to greater risk of liability and could increase their costs of compliance or limit their ability to operate certain lines of business.

RISKS RELATING TO TIME WARNER’S AOL BUSINESS

AOL’s business model involves significant risks. AOL has transitioned from a business that has primarily focused on generating subscription revenues to one that is more focused on attracting and engaging Internet consumers. During the shift in its business model and on a continuing basis, AOL’s subscription revenues have been declining, and these declines in subscription revenues have not been offset by increases in advertising revenues. Subscription revenues will remain an important source of operating income before depreciation and amortization (or OIBDA) for AOL in 2009, and if subscribers to AOL’s Internet access service decline at a rate faster than anticipated, AOL’s ability to generate OIBDA in 2009 may be adversely affected.

Following the transition, AOL has become more dependent on advertising revenues to maintain or improve its financial performance. Cost reductions need to be made in order to better align AOL’s costs with an advertising-supported business model, to maintain or improve its financial performance and to adjust to weakening economic conditions. However, identifying and implementing cost reductions is becoming increasingly difficult to do in an operationally effective manner and is leading to employee distraction and a decline in morale, as well as difficulty in hiring and retaining necessary employees. In addition, AOL is now more prone to the risks associated with operating an advertising business. Advertising revenues are more unpredictable and variable than subscription revenues and are more likely to be adversely affected during economic downturns. AOL’s advertising business has benefited from growth in online advertising, and if online advertising does not continue to grow, whether because of changing economic conditions or otherwise, AOL’s advertising revenues could be adversely affected. See “Risks Relating to Time Warner Generally — Weakening economic conditions or other factors could continue to reduce the Company’s advertising or other revenues or hinder its ability to maintain or increase such revenues,” as well as the risks relating to AOL’s advertising business described below.

Demand and pricing for, and volume sold of, online advertising may face downward pressure. During 2008, AOL experienced lower demand from a number of advertiser categories (e.g., the retail, financial services, and automotive industries), a higher proportion of sales made through lower-priced sales channels, and pricing declines in certain inventory segments. In order for advertising revenues to be maintained or increased in 2009 over 2008, AOL believes that it will be important to increase the overall volume of advertising sold, including sales of advertising through its higher-priced channels and to maintain or increase pricing for advertising. If overall demand continues to decline, if sales continue to trend towards lower-priced sales channels or if overall pricing declines occur, AOL’s advertising revenues, operating margins and its ability to generate OIBDA could be adversely affected.

Uncertainty about a possible sale or other disposition of AOL is having an adverse impact on AOL’s workforce that could negatively affect AOL’s business. In 2008, the Company began a strategic review of its ownership of AOL. The uncertainty regarding AOL’s ownership status has had an adverse impact on employee morale and AOL’s ability to attract and retain employees and thus may adversely impact AOL’s ability to implement its business strategy, as well as its advertising relationships and its ability to operate effectively or efficiently.

AOL’s lack of a proprietary search service may have an adverse impact on AOL’s advertising revenues. Unlike its key competitors for search advertising revenues, AOL does not own or control a search service and instead relies on Google to provide search services. As a result, AOL is not able to package and sell search advertising along with display advertising services outside the AOL Network and certain Time Warner digital properties. As search advertising represents a significant portion of online advertising spending, AOL believes that its lack of a proprietary search service may have an adverse impact on its ability to generate and increase advertising revenues.

AOL faces risks associated with its dependence upon Google for search services. Google is the exclusive unpaid and paid web search provider for substantially all of the AOL Network and AOL’s products. In 2008, search advertising revenues comprised approximately one-third of AOL’s total advertising revenues and was the only category of AOL’s advertising revenues that grew year-over-year. Changes that Google has made and may unilaterally make in the future to its paid search service or advertising network, including changes in pricing, algorithms or advertising relationships, could have a significant negative impact on AOL’s advertising revenues. Furthermore, AOL has agreed to use Google’s algorithmic search and sponsored links on an exclusive basis through December 19, 2010. Upon expiration of this agreement, there can be no assurance that if the agreement is renewed,

AOL would receive the same or a higher revenue share as it does under the current agreement, nor can there be any assurance that if AOL enters into an arrangement with an alternative search provider, the terms would be as favorable as those under the current Google agreement.

AOL faces intense competition in all aspects of its business. The Internet is dynamic and rapidly evolving, and new and popular competitors, such as social networking sites, frequently emerge. Although AOL acquired Bebo, Inc. in 2008, Bebo faces strong competition from bigger and more established social networking sites. Competition among companies offering advertising products, technology and services and aggregators of third-party advertising inventory, advertising products, technology and services is intense and may contribute to continuing decreases in prices for certain advertising inventory that would negatively affect AOL’s Platform-A business unit. As AOL expands internationally, it will face intense competition from both global and local competitors. In addition, competition generally may cause AOL to incur unanticipated costs associated with research and product development. The competition faced by AOL’s Access Services business, especially from broadband access providers, could cause the number of AOL subscribers to decline at a faster rate than experienced in the past. There can be no assurance that AOL will be able to compete successfully in the future with existing or potential competitors or that competition will not have an adverse effect on its business or results of operations.

Following the sales of AOL’s Access Services businesses in Europe, AOL depends on third parties for advertising revenues in Europe, and actions taken by such third parties could adversely impact AOL’s advertising revenues. AOL has sold to third parties its access businesses, including its subscriber relationships, in the U.K., France and Germany. AOL depends on the current owners of these businesses and its relationships with its former subscribers to generate advertising revenues in these countries. AOL provides to the owners of its former access businesses varying levels of programming and advertising services and receives a portion of advertising revenues generated from certain activities. If one or more of these agreements is terminated by these third party or these parties take actions that impact AOL’s relationships with its former subscribers, AOL’s advertising revenues could be adversely affected.

Changes to third-party software made by the third-party providers or by consumers could have an adverse impact on AOL’s advertising business. AOL’s advertising business is dependent upon third-party software, such as browsers, in order for advertising to be delivered, rendered, measured and reported, and changes made by the third parties or consumers to functionality, features or settings within this software could have an adverse impact on AOL’s advertising business. Also, other third party software may be used to block advertisements or delete cookies, and the widespread adoption and use of such software may have an adverse impact on AOL’s advertising business.

AOL faces risks associated with the fragmentation of the Internet audience. Consumers are fragmenting across the Internet, away from portals, such as AOL.com and Yahoo!, and migrating towards social networks and niche websites. AOL has continued to acquire other companies, products and technologies and to purchase or develop content, applications, features and tools designed to attract and engage Internet consumers to address this fragmentation. However, there can be no assurance that these efforts will result in an increased number of consumers or increased engagement by Internet consumers on the AOL Network. Furthermore, as Internet consumers continue to fragment, advertisers could increasingly seek to purchase advertising from third-party advertising networks or directly on niche sites, which could benefit the Platform-A business unit but could adversely impact the advertising revenue generated on the AOL Network.

If AOL does not continue to develop and offer compelling and differentiated content, products and services, AOL’s advertising revenues could be adversely affected. In order to attract Internet consumers and generate increased activity on the AOL Network, AOL believes that it must offer compelling and differentiated content, products and services. However, acquiring, developing and offering such content, products and services may require significant costs and time to develop, while consumer tastes may be difficult to predict and are subject to rapid change. If AOL is unable to provide content, products and services that are sufficiently attractive to its current and former subscribers and other Internet consumers, AOL may not be able to generate the increases in activity on the AOL Network necessary to generate increased paid-search and display advertising revenues. In addition, although AOL has access to certain content provided by the Company’s other businesses, it may be required to make substantial payments to license such content. Many of AOL’s content arrangements with third parties are non-exclusive, so competitors may be able to offer similar or identical content. If AOL is unable to acquire or develop compelling content and do so at reasonable prices, or if other companies offer content that is similar to that provided by AOL, AOL may not be able to attract and increase the engagement of Internet consumers on the AOL Network. Even if AOL successfully develops and offers compelling and differentiated content, products and services, AOL’s advertising revenues may not increase.

Continued growth in AOL’s advertising business also depends on the ability of the Platform-A business unit to continue offering a competitive and distinctive range of advertising products and services for advertisers and publishers and its ability to maintain or increase prices for its advertising products and services. Continuing to develop and improve these products and services may require significant time and costs. If the Platform-A business unit cannot continue to develop and improve its advertising products and services or if prices for its advertising products and services decrease, AOL’s advertising revenues could be adversely affected.

If AOL cannot effectively distribute its content, products and services, AOL may not be able to attract new Internet consumers or maintain or increase the engagement of Internet consumers and may not be able to increase advertising revenues. Distribution of AOL’s content, products and services is subject to significant competition. Furthermore, as the Internet audience continues to fragment and traffic continues to gravitate away from the Internet portals, distribution of AOL’s content, products and services via traditional methods may become less effective, and new distribution strategies may need to be developed. Even if AOL is able to effectively distribute its content, products and services, this does not assure that AOL will be able to attract new Internet consumers and maintain or increase the engagement of Internet consumers on the AOL Network. For example, consumers may choose not to access or utilize the AOL content, products or services even if they are made available to them. Accordingly, even if AOL is able to effectively distribute its content, products and services, AOL’s advertising revenues may not increase.

Unless AOL increases the number of visitors to the AOL Network and maintains or increases their activity in areas where advertising revenues are generated, and even if it succeeds in doing so, AOL may not be able to increase advertising revenues associated with the AOL Network. In general, current and former subscribers are significantly more active on the AOL Network than other visitors to the AOL Network. As the number of AOL’s subscribers declines, AOL’s ability to maintain or increase advertising revenues may be adversely impacted unless the former subscribers are as active on the AOL Network after terminating their paid Internet access relationship with AOL as they were previously. In addition, AOL needs to increase the number of visitors, whether or not current or former subscribers, to the AOL Network and maintain or increase overall usage in order to continue to increase advertising revenues associated with the AOL Network. Furthermore, different online activities generate different volumes of advertising, sold at differing prices. It will be important that new visitors to the AOL Network be active on those properties that generate generally higher priced and higher volumes of advertising, leading to greater advertising revenues, and that as subscribers migrate to become unpaid accounts, their activity on the AOL Network continues in a manner similar to their activity before such migration. Even if the number of visitors to the AOL Network increases and even if their activity increases in areas where advertising revenues are generated, AOL’s advertising revenues may not increase.

More individuals are using devices other than personal and laptop computers to access and use the Internet, and if AOL cannot make its content, products and services available and attractive to consumers via these alternative devices, AOL’s advertising revenues could be adversely affected. Individuals increasingly are accessing and using the Internet through devices other than a personal or laptop computer, such as personal digital assistants or mobile telephones, which differ from computers with respect to memory, functionality, resolution and screen size. In order for consumers to access and use AOL’s content, products and services via these alternative devices, AOL must ensure that its content, products and services are technologically compatible with such devices. AOL also needs to secure arrangements with device manufacturers and wireless carriers in order to have desktop placement on the alternative devices and to more effectively reach consumers. If AOL cannot effectively make its content, products and services available on alternative devices, fewer Internet consumers may access and use AOL’s content, products and services. Also, the Platform-A business unit must be able to compose, package, and deliver compelling advertising on alternative devices, and the advertising revenue it generates may be negatively affected if it is not able to effectively do so.

Acquisitions of other companies could have an adverse impact on AOL’s operations and result in unanticipated liabilities. During 2007 and 2008, AOL acquired 14 companies and may make additional acquisitions and strategic investments in the future. If AOL does not effectively integrate the operations and systems of Bebo, Inc. and the Platform-A companies (including Perfiliate Limited (doing business as buy. at), ADTECH, Quigo Technologies LLC and TACODA LLC), it could negatively affect AOL’s ability to compete effectively and increase advertising revenues. The completion of acquisitions and strategic investments and the integration of acquired businesses involve a substantial commitment of resources. In addition, past or future transactions may be accompanied by a number of risks, including:

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

New or changing federal, state or international privacy legislation or regulation could hinder the growth of AOL’s business. A variety of federal, state and international laws govern the collection, use, retention, sharing and security of consumer data that AOL uses to operate its services and to deliver certain advertisements to its customers, as well as the technologies used to collect such data. Not only are existing privacy-related laws in these jurisdictions evolving and subject to potentially disparate interpretation by governmental entities, new legislative proposals affecting privacy are now pending at both the federal and state level in the U.S. Changes to the interpretation of existing law or the adoption of new privacy-related requirements could adversely impact AOL’s advertising revenues. Also, a failure or perceived failure to comply with such laws or requirements or with AOL’s own policies and procedures could result in significant liabilities, including a possible loss of consumer or investor confidence or a loss of customers or advertisers.

RISKS RELATING TO THE TWC SEPARATION AND TIME WARNER’S CABLE BUSINESS

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

After the Separation, Time Warner’s businesses will be less diversified, which may adversely affect its business and operating results. After the Separation is completed, Time Warner will have a different operational and financial profile. Time Warner’s current diversification of revenue sources, resulting from TWC’s businesses together with the Company’s other businesses, tends to moderate operational volatility. The substantial majority of the revenues currently generated by TWC are subscription revenues. Certain of the Company’s divisions other than TWC derive a substantial portion of their revenues from the sale of advertising and content. Due to a number of factors, advertising and content revenues are generally more variable and less predictable than subscription revenues. Following the Separation, the Company will have less diversification of revenue sources, and, as a result, Time Warner’s results of operations, cash flows, working capital and financing requirements may be subject to increased volatility.

In addition, all of TWC’s operations are domestic, while Time Warner’s other divisions operate and serve customers worldwide. After the Separation, Time Warner’s exposure to the risks related to doing business internationally will increase proportionately. These risks include, among other things, economic volatility, currency exchange rate fluctuations and risks related to government regulation. One or more of these risks could adversely affect the Company’s international operations and its overall business and operating results.

TWC has incurred a substantial amount of debt, which may limit its flexibility or prevent it from taking advantage of business opportunities. In connection with the Separation, TWC incurred $7.0 billion of indebtedness pursuant to two public offerings of senior unsecured notes and debentures completed in 2008 to fund, in part, the Special Dividend and is expected to incur additional indebtedness to fund the Special Dividend and expenses related to the Separation Transactions through a combination of borrowings under TWC’s bridge facility, additional financing in the public debt markets and/or borrowings under TWC’s revolving credit facility. The increased indebtedness and the terms of TWC’s financing arrangements and any future indebtedness will impose various restrictions on TWC that could limit its ability to respond to market conditions, provide for its capital investment needs or take advantage of business opportunities. In addition, as a result of TWC’s increased borrowings, its interest expense will be higher than it has been in the past, which will affect TWC’s profitability and cash flows.

If the TWC Separation Transactions are determined to be taxable for income tax purposes, Time Warner and Time Warner’s stockholders that are subject to U.S. federal, state or local income tax could incur significant income tax liabilities. The TWC Separation Transactions are conditioned upon Time Warner’s receipt of a private letter ruling from the Internal Revenue Service (the “IRS”) and opinions of tax counsel confirming that the TWC Separation Transactions should generally qualify as tax-free to Time Warner and its stockholders. The ruling and opinions rely on certain facts, assumptions, representations and undertakings from Time Warner and TWC regarding the past and future conduct of the companies’ businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Time Warner and its stockholders may not be able to rely on the ruling or the opinions and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions, the IRS or state or local tax authorities (collectively with the IRS, the “Tax Authorities”) could determine on audit that the TWC Separation Transactions should be treated as taxable transactions if the Tax Authority determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or for other reasons, including as a result of significant changes in the stock ownership of Time Warner or TWC after the Distribution. Under the tax sharing agreement among Time Warner and TWC, TWC generally would be required to indemnify Time Warner against its taxes resulting from the failure of any of the TWC Separation Transactions to qualify as tax-free (“Transaction Taxes”) as a result of (i) certain actions or failures to act by TWC or (ii) the failure of certain representations to be made by TWC to be true. However, in the event that Transaction Taxes are incurred for any other reason, Time Warner would not be entitled to indemnification. In addition, due to the potential impact of significant stock ownership changes on the taxability of the TWC Separation Transactions, Time Warner and TWC may determine not to enter into transactions that might otherwise be advantageous, such as issuing equity securities to satisfy financing needs or acquiring businesses or assets with equity securities, if such issuances would exceed certain thresholds and such actions could be considered part of a plan or series of related transactions that include the Distribution.

The Tax Authorities may challenge the tax characterizations of the Adelphia Acquisition, the Redemptions or the Exchange, or related valuations, and any successful challenge by the Tax Authorities could materially adversely affect Time Warner’s tax profile, significantly increase its future cash tax payments and significantly reduce its future earnings and cash flow. The Adelphia Acquisition was designed to be a fully taxable asset sale, the TWC Redemption was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), the TWE Redemption was designed as a redemption of Comcast’s partnership interest in TWE, and the Exchange was designed as an exchange of designated cable systems. There can be no assurance, however, that the Tax Authorities will not challenge one or more of such characterizations or the related valuations. Such a successful challenge by the Tax Authorities could materially adversely affect Time Warner’s tax profile (including its ability to recognize the intended tax benefits from these transactions), significantly increase its future cash tax payments and significantly reduce its future earnings and cash flow. The tax consequences of the Adelphia Acquisition, the Redemptions and the Exchange are complex and, in many cases, subject to significant uncertainties, including, but not limited to, uncertainties regarding the application of federal, state and local income tax laws to various transactions and events contemplated therein and regarding matters relating to valuation.

TWC faces a wide range of competition, which could negatively affect its business and financial results. TWC’s industry is and will continue to be highly competitive. Any inability to compete effectively or an increase in competition with respect to video, high-speed data or voice services could have an adverse effect on TWC’s financial results and return on capital expenditures due to possible increases in the cost of gaining and retaining subscribers and lower per subscriber revenue, could slow or cause a decline in TWC’s growth rates, reduce its revenues, reduce the number of its subscribers or reduce its ability to increase penetration rates for services. As TWC expands and introduces new and enhanced services, it may be subject to competition from other providers of those services, such as telecommunications providers, Internet service providers and consumer electronics companies, among others. In addition, future advances in technology, as well as changes in the marketplace, in the economy and in the regulatory and legislative environments, may result in changes to the competitive landscape. TWC cannot predict the extent to which competition will affect its future business and financial results or return on capital expenditures.

Significant unanticipated increases in the use of bandwidth-intensive Internet-based services could negatively impact customer demand for TWC’s video services and increase TWC’s costs. The rising popularity of bandwidth-intensive Internet-based services poses special risks for TWC’s video and high-speed data businesses. Examples of such services include peer-to-peer file sharing services, gaming services and the delivery of video via streaming technology and by download. Increasingly, content owners are delivering content directly to consumers over the Internet, often without charging a fee for access to the content. The increasing availability of free content over the Internet could negatively impact customer demand for TWC’s video services, especially premium and On-Demand services, and could result in content owners seeking higher license fees from TWC in order to subsidize such free distribution. In addition, if heavy usage of bandwidth-intensive services grows beyond TWC’s current expectations, TWC may need to invest more capital than currently anticipated to expand the bandwidth capacity of its systems or TWC’s customers may have a suboptimal experience when using TWC’s high-speed data service. Also, in order to continue to provide quality service at attractive prices, TWC needs the continued flexibility to develop and refine business models that respond to changing consumer uses and demands and manage bandwidth usage efficiently. TWC’s ability to do these things could be restricted by legislative efforts to impose so-called “net neutrality” requirements on cable operators.

TWC’s business is subject to extensive governmental regulation, which could adversely affect its business. TWC’s video and voice services are subject to extensive regulation at the federal, state, and local levels. In addition, the federal government has extended some regulation to high-speed data service and is considering additional regulations. TWC is also subject to regulation of its video services relating to rates, equipment, technologies, programming levels and types of services, taxes and other charges. Modification to existing regulations or the imposition of new regulations could have an adverse impact on TWC’s services. If the United States Congress (“Congress”) or regulators were to disallow the use of certain technologies TWC uses today or to mandate the implementation of other technologies, TWC’s services and results of operations could suffer. TWC expects that legislative enactments, court actions, and regulatory proceedings will continue to clarify and in some cases change the rights of cable companies and other entities providing video, high-speed data and voice services under the

Communications Act and other laws, possibly in ways that TWC has not foreseen. The results of these legislative, judicial, and administrative actions may materially affect TWC’s business operations in various areas, including:

•	Carriage Regulations. The FCC’s “must carry” rules require TWC to carry some local broadcast television signals on some of its cable systems that it might not otherwise carry. If the FCC seeks to revise or expand the “must carry” rules, such as to require carriage of multicast streams, TWC would be forced to carry video programming that it would not otherwise carry and potentially to drop other, more popular programming in order to free capacity for the required programming, which could make TWC less competitive. The FCC’s “program carriage” rules restrict cable operators and MVPDs from unreasonably restraining the ability of an unaffiliated programming vendor to compete fairly by discriminating against the programming vendor on the basis of its non-affiliation in the selection, terms or conditions for carriage. The FCC has launched a proceeding to examine its substantive and procedural rules for program carriage. TWC is unable to predict whether such proceeding will lead to any material changes in existing regulations. Any change in the existing carriage regulations or successful program carriage complaints could restrict TWC’s ability to select programming that is attractive to its subscribers.
•	Voice Services. Traditional providers of voice services generally are subject to significant regulations. It is unclear to what extent those regulations (or other regulations) apply to providers of interconnected Voice over IP (“VoIP”) services, including TWC’s. In orders over the past several years, the FCC subjected interconnected VoIP service providers to a number of obligations applicable to traditional voice service. To the extent that the FCC (or Congress) imposes additional burdens on such providers, TWC’s operations could be adversely affected.

“Net neutrality” legislation or regulation could limit TWC’s ability to operate its high-speed data business profitably and manage its broadband facilities efficiently to respond to growing bandwidth usage by its high-speed data customers. Several disparate groups have adopted the term “net neutrality” in connection with their efforts to persuade Congress and regulators to adopt rules that could limit the ability of broadband providers to effectively manage or operate their broadband networks. Proponents of “net neutrality” advocate a variety of regulations, including regulations that prohibit broadband providers from recovering the costs of rising bandwidth usage from any parties other than retail customers, require absolute nondiscrimination for any Internet traffic and require forms of “open access.” The average bandwidth usage of TWC’s high-speed data customers has been increasing significantly in recent years as the amount of high-bandwidth content and the number of applications available on the Internet continue to grow. In order to continue to provide quality service at attractive prices, TWC needs the continued flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage bandwidth usage efficiently. As a result, depending on the form it might take, “net neutrality” legislation or regulation could adversely impact TWC’s ability to operate its high-speed data network profitably and undertake the upgrades that may be needed to continue to provide high quality high-speed data services and could negatively impact its ability to compete effectively.

If TWC is prohibited by regulation from using SDV technology, it may be forced to make costly upgrades to its system in order to remain competitive. As of December 31, 2008, TWC had deployed switched digital video, or SDV, technology to approximately 5.2 million digital video subscribers. SDV technology allows TWC to save bandwidth by transmitting particular programming services only to groups of homes or nodes where subscribers are viewing the programming at a particular time rather than broadcasting it to all subscriber homes. The FCC may interpret existing regulation or introduce new regulation to restrict cable operators’ ability to use SDV technology. If TWC is prohibited by regulation from using SDV technology, TWC may have difficulty carrying the volume of HDTV channels and other bandwidth-intensive traffic carried by competitors and may be forced to make costly upgrades to its systems in order to remain competitive.

Increases in programming or retransmission costs or an inability to obtain popular programming could adversely affect TWC’s operations, business or financial results. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, primarily due to the increasing cost of obtaining desirable programming, particularly broadcast and sports programming. TWC’s video service margins have declined in recent years and will continue to decline over the next few years as cable programming and broadcast station retransmission consent cost increases outpace growth in video revenues. Furthermore, providers of desirable content may be unwilling to enter into distribution arrangements with TWC on acceptable terms. In addition, owners of non-broadcast video programming content may enter into exclusive distribution arrangements with TWC’s competitors. A failure to carry programming that is attractive to TWC’s subscribers could adversely impact TWC’s subscription and advertising revenues.

TWC may encounter unforeseen difficulties as it increases the scale of its offerings to commercial customers. TWC has sold video, high-speed data and network and transport services to businesses for some time and in 2007 introduced an IP-based telephony service, Business Class Phone, geared to small- and medium-sized businesses. In order to provide its commercial customers with reliable services, TWC may need to increase expenditures, including spending on technology, equipment and personnel. If the services are not sufficiently reliable or TWC otherwise fails to meet commercial customers’ expectations, the growth of its commercial services business may be limited. In addition, TWC faces competition from the existing local telephone companies as well as from a variety of other national and regional business services competitors. If TWC is unable to successfully attract and retain commercial customers, its growth, financial condition and results of operations may be adversely affected.

RISKS RELATING TO BOTH THE TIME WARNER
NETWORKS AND FILMED ENTERTAINMENT BUSINESSES

The Networks and Filmed Entertainment segments must respond to recent and future changes in technology, services and standards and changes in consumer behavior to remain competitive and continue to increase their revenue. Technology in the video, telecommunications and data services used in the entertainment industry continues to evolve rapidly, and advances in technology, such as video-on-demand, new video formats and distribution via the Internet and cellular networks, have led to alternative methods of product delivery and storage. Certain changes in consumer behavior driven by these methods of delivery and storage could have a negative effect on the revenue of the Networks and Filmed Entertainment segments. For example, devices that allow users to view television programs or motion pictures from a remote location or to stream or download such programming from third parties may cause changes in consumer behavior that could negatively affect the subscription revenue of cable system and direct broadcast satellite, or DBS, operators and telephone companies and therefore have a corresponding negative effect on the subscription revenue generated by the Networks segment and the licensing revenue generated by the Networks and Filmed Entertainment segments. Also, content owners are increasingly delivering their content directly to consumers over the Internet, often without charge, and consumer electronics innovations have enabled consumers to watch such Internet-delivered content on television sets, which could have a similar negative effect on the segments’ revenue. In addition, devices such as digital video recorders, or DVRs, that enable users to view television programs or motion pictures on a time-delayed basis or allow them to fast-forward or skip advertisements or network-based deployments of DVR-like technology may cause changes in consumer behavior that could adversely affect the advertising revenue of the advertising-supported networks in the Networks segment and have an indirect negative impact on the licensing revenue generated by the Filmed Entertainment segment and the revenue generated by Home Box Office from the licensing of its original programming in syndication and to basic cable networks. In addition, further increased use of portable digital devices that allow users to view content of their own choice, at a time of their choice, while avoiding traditional commercial advertisements, could adversely affect such advertising and licensing revenue. The Networks and Filmed Entertainment segments must continue to adapt their content to changing viewership habits in order to remain competitive. If they cannot adapt to the changing lifestyles and preferences of consumers and capitalize on technological advances with favorable business models, it could have a negative impact on their businesses.

Technological developments also pose other challenges for the Networks and Filmed Entertainment segments that could adversely impact their revenue and competitive position. For example, the Networks and Filmed Entertainment segments may not have the right, and may not be able to secure the right, to distribute their licensed content across new delivery platforms that are developed. In addition, technological developments that enable third-party owners of programming to bypass traditional content aggregators, such as the Turner networks and Home Box Office, and deal directly with cable system and other content distributors could place limitations on the ability of the segments to distribute their content that could have an adverse impact on their revenue. Cable system and DBS operators are developing new techniques that enable them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially furthering the development of more specialized niche audiences. A greater number of options increases competition for viewers, and competitors targeting programming to narrowly defined audiences may improve their competitive position compared to the Networks and Filmed Entertainment segments for television advertising and for subscription and licensing revenue. In addition, traditional audience measures have evolved with emerging technologies that can measure viewing audiences with improved sensitivity, which has resulted in changes to the basis for pricing and guaranteeing the advertising contracts of the advertising-supported networks in the Networks segment. There may be future technical and marketplace developments that will result in new audience measurements that may be used as the basis for the pricing and guaranteeing of such advertising. Any significant decrease in measured audiences for advertising on the advertising-supported networks in the Networks segment could have a significant negative impact on the advertising revenue of such networks and the licensing revenue generated by the Filmed Entertainment segment as well as the revenue generated by Home Box Office from the licensing of its original programming in syndication and to basic cable networks. The ability to anticipate and adapt to changes in technology and consumer preferences on a timely basis and exploit new sources of revenue from these changes will affect the ability of the Networks and Filmed Entertainment segments to continue to grow and increase their revenue.

The Networks and Filmed Entertainment segments operate in highly competitive industries. The Company’s Networks and Filmed Entertainment businesses generate revenue primarily through the production and distribution of feature films, television programming, home video products and interactive videogames, licensing fees, the sale of advertising and subscriber fees paid by affiliates. Competition faced by the businesses within these segments is intense and comes from many different sources. The ability of the Company’s Networks and Filmed Entertainment segments to compete successfully depends on many factors, including their ability to provide high-quality and popular entertainment product, adapt to new technologies and distribution platforms and achieve widespread distribution. There has been consolidation in the media industry, and the Company’s Networks and Filmed Entertainment segments’ competitors include industry participants with interests in other multiple media businesses that are often vertically integrated. Such vertical integration could have various negative effects on the competitive position of the Company’s Networks and Filmed Entertainment segments. For example, vertical integration of other television networks and television and film production companies could adversely impact the Networks segment if it hinders the ability of the Networks segment to obtain programming for its networks. In addition, if purchasers of programming increasingly purchase their programming from production companies with which they are affiliated, such vertical integration could have a negative effect on the Filmed Entertainment segment’s licensing revenue and the revenue generated by Home Box Office from the licensing of its original programming in syndication and to basic cable networks. There can be no assurance that the Networks and Filmed Entertainment segments will be able to compete successfully in the future against existing or potential competitors or that competition will not have an adverse effect on their businesses or results of operations.

Although piracy poses risks to several of Time Warner’s businesses, such risks are especially significant for the Networks and Filmed Entertainment segments due to the prevalence of piracy of feature films, television programming and interactive videogames. See “Risks Relating to Time Warner Generally — Piracy of the Company’s feature films, television programming and other content may decrease the revenues received from the exploitation of the Company’s entertainment content and adversely affect its business and profitability.”

The Networks and Filmed Entertainment segments are subject to labor interruption. The Networks and Filmed Entertainment segments and certain of their suppliers retain the services of writers, directors, actors, technicians, trade employees and others involved in the development and production of motion pictures and television programs who are covered by collective bargaining agreements. If the segments and their suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take actions in the form of strikes, work slowdowns or work stoppages. Such actions would cause delays in the production or the release dates of the segments’ feature films and television programs, as well as result in higher costs either from such actions or less favorable terms of the applicable agreements on renewal. Even if the affected unions do not take such actions, the inability to renew expiring agreements and the possibility that a strike, work slowdown or work stoppage may occur could cause delays in the production or release dates of films and television programs. As of February 19, 2009, The Screen Actors Guild (“SAG”), which covers performers in feature films and filmed television programs, and the producers of such content had not reached an agreement on contracts that expired on June 30, 2008. Productions have been delayed to avoid costly shutdowns due to the potential of a SAG strike, and, if an agreement is not reached or SAG goes on strike, it will cause further delays in production and consequently the release dates of the segments’ feature films and television programs, as well as higher costs resulting either from such actions or less favorable terms contained in the applicable agreements on renewal. The agreements between the producers and the American Federation of Musicians (the “AFM”) expire on February 25, 2009, and the status of negotiations with SAG could adversely affect negotiations with the AFM.

The popularity of the Company’s television programs, films and interactive videogames and other factors are difficult to predict and could lead to fluctuations in the revenue of the Networks and Filmed Entertainment segments. Television program, film and interactive videogame production and distribution are inherently risky businesses largely because the revenue derived from the production and distribution of a television program, motion picture or videogame, as well as the licensing of rights to the intellectual property associated with a program, film or videogame, depends primarily on its acceptance by the public, which is difficult to predict. The commercial success of a television program, feature film or interactive videogame also depends on the quality and acceptance of other competing programs, films and videogames released at or near the same time, the availability of alternate forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. In the case of the Turner networks, audience sizes are also factors that are weighed when determining their advertising rates. Poor ratings in targeted demographics can lead to a reduction in pricing and advertiser demand. Further, the theatrical success of a motion picture may affect revenue from other distribution channels, such as home entertainment and pay television programming services, and sales of interactive videogames and licensed consumer products. Therefore, low public acceptance of the television programs, feature films or interactive videogames of the Networks and Filmed Entertainment segments may adversely affect their respective results of operations.

RISKS RELATING TO TIME WARNER’S FILMED ENTERTAINMENT BUSINESS

DVD sales have been declining, which may adversely affect the Filmed Entertainment segment’s growth prospects and results of operations. Several factors, including weakening economic conditions, the deteriorating financial condition of major retailers, the maturation of the DVD format, increasing competition for consumer discretionary spending and leisure time, piracy and increased competition for retailer shelf space, are contributing to an industry-wide decline in DVD sales both domestically and internationally. The high definition format war between the HD DVD and Blu-ray formats ended in February 2008 with Toshiba Corporation’s announcement of its decision to discontinue its HD DVD businesses; however, reduced consumer discretionary spending in a challenging economic environment, may slow widespread adoption of the Blu-ray format or lead consumers to forego adopting a high definition DVD format altogether, which would adversely affect DVD sales. DVD sales also may be negatively affected as consumers increasingly shift from consuming physical entertainment products to digital forms of entertainment. The filmed entertainment industry faces a challenge in managing the transition from physical to electronic formats in a manner that continues to support the current DVD business and its relationships with large retail customers and yet meets the growing consumer demand for delivery of filmed entertainment in a variety of electronic formats. There can be no assurance that home video wholesale prices can be maintained at current levels, due to aggressive retail pricing, digital competition and other factors. In addition, in the event of a protracted economic downturn, reduced consumer discretionary spending could lead to further declines in DVD sales. A continuing decline in DVD sales could have an adverse impact on the segment’s growth prospects and results of operations.

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

The operating results of the Networks segment also fluctuate with the popularity of its programming with the public, which is difficult to predict. Revenue from the segment’s businesses is therefore partially dependent on the segment’s ability to develop strong brand awareness and target key audience demographics, as well as its ability to continue to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. Moreover, the Networks segment derives a portion of its revenue from the exploitation of the Company’s library of feature films, animated titles and television titles. If the content of the Company’s programming libraries ceases to be of interest to audiences or is not continuously replenished with popular original content, the revenue of the Networks segment could be adversely affected.

Increases in the costs of programming licenses and other significant costs may adversely affect the gross margins of the Networks segment. As described above, the Networks segment licenses a significant amount of its programming, such as motion pictures, television series, and sports events, from movie studios, television production companies and sports organizations. For example, the Turner networks have obtained the rights to produce and broadcast significant sports events, such as the NBA play-offs, the Major League Baseball play-offs and a series of NASCAR races. If the level of demand for quality content exceeds the amount of quality content available, the networks may have to pay significantly higher licensing costs, which in turn will exert greater pressure on the segment to offset such increased costs with higher advertising and/or subscription revenue. There can be no assurance that the Networks segment will be able to renew existing or enter into additional license agreements for its programming and, if so, if it will be able to do so on terms that are similar to existing terms. There also can be no assurance that it will be able to obtain the rights to distribute the content it licenses over new distribution platforms on acceptable terms. If it is unable to obtain such extensions, renewals or agreements on acceptable terms, the gross margins of the Networks segment may be adversely affected.

The Networks segment also produces programming, and it incurs costs for new programming concepts and various types of creative talent, including actors, writers and producers. The segment incurs additional significant costs, such as newsgathering and marketing costs. Unless they are offset by increased revenue, increases in the costs of creative talent or in production, newsgathering or marketing costs may lead to decreased profits at the Networks segment.

The maturity of the U.S. video services business, together with rising retail rates, distributors’ focus on selling alternative products and other factors, could adversely affect the future revenue growth of the Networks segment. The U.S. video services business generally is a mature business, which may have a negative impact on the ability of the Networks segment to achieve incremental growth in its advertising and subscription revenues. In addition, programming distributors may increase their resistance to wholesale programming price increases, and programming distributors are increasingly focused on selling services other than video, such as high-speed data and voice services. Also, consumers’ basic video service rates have continued to increase, which could cause consumers to cancel their video service subscriptions or reduce the number of services they subscribe to, and the risk of this occurring may be greater during economic slowdowns. The inability of the Networks segment to implement measures to maintain future revenue growth may adversely affect its business.

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

For example, there has been consideration of the extension of indecency rules applicable to over-the-air broadcasters to cable and satellite programming and stricter enforcement of existing laws and rules. If such an extension or attempt to increase enforcement occurred and were upheld, the content of the Networks segment could be subject to additional regulation, which could increase the segment’s operating costs and negatively affect subscriber and viewership levels. Moreover, the determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content would violate indecency standards. The difficulty in predicting whether individual programs, words or phrases may violate the FCC’s indecency rules adds uncertainty to the ability of the Networks segment to comply with the rules. Violation of the indecency rules could lead to sanctions that may adversely affect the businesses and results of operations of the Networks segment. Policymakers have also raised concerns about violence in television programming, as well as the potential impact on childhood obesity rates of food and beverage advertising during children’s television programming. The Networks segment is unable to predict whether any new or revised regulations will result from these various activities.

In June 2008, the FCC initiated a proceeding to examine the use of product placement and integration in television programming. The FCC has sought comment on whether to enhance its existing sponsorship identification disclosure rules, extend such rules to cable networks and expressly prohibit the use of paid product placement or integration in children’s television programming. Extension of the sponsorship identification disclosure rules, particularly enhanced rules, to the Networks segment could impose additional costs on the segment and inhibit its flexibility in using paid product placement or integration in connection with certain types of programming content. The Networks segment is unable to predict whether any new or revised regulations will result from this proceeding.

Policymakers have also expressed interest in exploring whether cable operators should offer “à la carte” programming to subscribers on a network-by-network basis or provide “family-friendly” tiers, and a number of cable operators, including TWC, have voluntarily agreed to offer family tiers. The FCC also is examining the manner in which some programming distributors package or bundle services sold to distributors; the same conduct is at issue in industry-wide antitrust litigation pending in Federal court in Los Angeles, in which the plaintiffs seek to prohibit wholesale bundling practices prospectively. The unbundling or tiering of program services may reduce the distribution of certain cable networks, thereby creating the risk of reduced viewership and increased marketing expenses, and may affect the segment’s ability to compete for or attract the same level of advertising dollars.

Declining DVD sales poses risks to the Networks segment. The Networks segment generates a portion of its revenues through the sale of its content on DVDs, and a continuing decline in DVD sales could have a negative impact on the segment’s growth prospects and results of operations. See “Risks Relating to Time Warner’s Filmed Entertainment Business – DVD sales have been declining, which may adversely affect the Filmed Entertainment segment’s growth prospects and results of operations.”

RISKS RELATING TO TIME WARNER’S PUBLISHING BUSINESS

Although weakening economic conditions pose risks to several of the Company’s businesses, such risks are particularly significant for the Company’s Publishing segment because a substantial portion of the segment’s revenue is derived from the sale of print and digital advertising, both of which have been negatively affected by such conditions. See “Risks Relating to Time Warner Generally — Weakening economic conditions or other factors could continue to reduce the Company’s advertising or other revenues or hinder its ability to increase such revenues.” Poor economic conditions have had a negative impact on print advertising spending, and this spending may not rebound when economic conditions improve or it may take several years for such a rebound to occur. The industry-wide slowdown in digital display advertising expenditures could continue to adversely affect the segment’s ability to increase digital advertising revenues. In addition, weakening economic conditions could reduce consumer expenditures, which could adversely affect the Publishing segment’s subscription revenues.

The Publishing segment could face increased costs and business disruption resulting from instability in the wholesaler distribution channel. The Publishing segment operates a national distribution business that relies on wholesalers to distribute its magazines to newsstands and other retail outlets. A small number of wholesalers are responsible for a substantial percentage of the wholesale magazine distribution business in the U.S. Recently, there has been significantly increased instability in the wholesaler channel that has led to one major wholesaler leaving the business and to certain disruptions to magazine distribution. There is the possibility of further consolidation among these major wholesalers and insolvency of or non-payment by one or more of these wholesalers, especially in light of the economic climate and its impact on retailers. Distribution channel disruptions can temporarily impede the Publishing segment’s ability to distribute magazines to the retail marketplace, which could, among other things, negatively affect the ability of certain magazines to meet the rate base established with advertisers. Continued disruption in the wholesaler channel, an increase in wholesaler costs or the failure of wholesalers to pay amounts due could adversely affect the Publishing segment’s operating income or cash flow.

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

The Publishing segment faces significant competition for advertising and audience. The Publishing segment faces significant competition from several direct competitors and other media, including the Internet. Additional competitors may enter the website publishing business and further intensify competition, which could have an adverse impact on the segment’s revenue. Competition for print advertising expenditures has intensified in recent years as advertising spending has increasingly shifted from traditional to digital media, and this competition has intensified even further due to difficult economic conditions. There can be no assurance that the Publishing segment will be able to compete successfully in the future against existing or potential competitors or that competition will not have an adverse effect on its business or results of operations.

The Publishing segment faces risks relating to various regulatory and legislative matters, including possible changes in Audit Bureau of Circulations rules and possible changes in legislation or regulation of direct marketing. The Publishing segment’s magazine subscription and direct marketing activities are subject to regulation by the FTC and the states under general consumer protection statutes prohibiting unfair or deceptive acts or practices. Certain areas of marketing activity are also subject to specific federal statutes and rules, such as the Telephone Consumer Protection Act, the Children’s Online Privacy Protection Act, the Gramm-Leach-Bliley Act (relating to financial privacy), and the FTC Mail or Telephone Order Merchandise Rule. Other statutes and rules also regulate conduct in areas such as privacy, data security, product safety and telemarketing. New statutes and regulations are adopted frequently. A number of states have recently proposed “Do Not Mail” legislation, similar to Federal “Do Not Call” legislation, which would allow consumers to register their names on a list and not receive direct mail. If such bills are passed, the potential impact on Time Inc.’s circulation and other business conducted via direct mail could be significant. In addition, the Publishing segment’s magazine subscription activities are subject to the rules of the Audit Bureau of Circulations. New rules, as well as new interpretations of existing rules, are periodically adopted by the Audit Bureau of Circulations and could lead to changes in the segment’s magazine circulation practices that could have a negative effect on the segment’s ability to generate new magazine subscriptions, meet rate bases and support advertising sales.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following table sets forth certain information as of December 31, 2008 with respect to the Company’s principal properties (over 250,000 square feet in area) that are occupied for corporate offices or used primarily by the Company’s divisions, all of which the Company considers adequate for its present needs, and all of which were substantially used by the Company or were leased to outside tenants:

		Approximate Square	Type of Ownership;
Location	Principal Use	Feet Floor Space	Expiration Date of Lease

New York, NY One Time Warner Center	Executive and administrative offices, studio and technical space (Corporate HQ, Turner and TWC)	1,007,500	Owned and occupied by the Company.

Dulles, VA 22000 AOL Way	Administrative and business offices (AOL)	1,573,000	Owned and occupied by the Company. Approx. 32,400 sq. ft. is leased to an outside tenant.

New York, NY 75 Rockefeller Plaza Rockefeller Center	Sublet to outside tenants by Corporate and AOL	582,400	Leased by the Company. Lease expires in 2014. Approx. 397,000 sq. ft. is sublet to outside tenants by Corporate and approx. 175,200 sq. ft. is sublet to an outside tenant by AOL.

Mt. View, CA Middlefield Rd.	Executive, administrative and business offices (AOL)	406,000	Leased by the Company. Leases expire from 2009 to 2013. Approx. 246,300 sq. ft. is sublet to outside tenants.

Bangalore, India RMZ Ecospace Campus 1A and Campus 1B Outer Ring Road Bellandur	Executive, business and administrative offices (AOL)	303,000	Leased by the Company. Lease expires in 2012.

Columbus, OH Arlington Centre Blvd.	Executive, administrative and business offices (AOL)	281,000	Owned and occupied by the Company.

Columbia, SC 3325 Platt Spring Rd.	Business offices, call center, warehouse (TWC)	318,500	Owned by the Company. Approx. 79,600 sq. ft. is leased to an outside tenant.

Charlotte, NC 7800 and 7910 Crescent Executive Drive	Business offices (TWC)	271,200	Owned and occupied by the Company.

Burbank, CA The Warner Bros. Studio	Sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, back lot and parking lot/structures and other Burbank properties (Warner Bros.)	4,677,000 sq. ft. of improved space on 158 acres(a)	Owned and occupied by the Company.

Burbank, CA 3400 Riverside Dr.	Executive and administrative offices (Warner Bros.)	421,000	Leased by the Company. Lease expires in 2019. Approx. 21,000 sq. ft. is sublet to outside tenants.

		Approximate Square	Type of Ownership;
Location	Principal Use	Feet Floor Space	Expiration Date of Lease

Atlanta, GA One CNN Center	Executive and administrative offices, studios, technical space and retail (Turner)	1,280,000	Owned by the Company. Approx. 48,000 sq. ft. is leased to outside tenants.

Atlanta, GA 1050 Techwood Dr.	Business offices and studios (Turner)	1,170,000	Owned and occupied by the Company.

New York, NY 1100 and 1114 Ave. of the Americas	Executive and business offices (HBO)	673,100	Leased by the Company under two leases expiring in 2018. Approx. 24,200 sq. ft. is sublet to outside tenants.

New York, NY Time & Life Bldg. Rockefeller Center	Executive, business and editorial offices (Time Inc.)	2,200,000	Leased by the Company. Most leases expire in 2017. Approx. 520,000 sq. ft. is sublet to outside tenants.(b)

London, England Blue Fin Building 110 Southwark St.	Executive and administrative offices (Time Inc.)	499,000	Owned by the Company. Approx. 118,000 sq. ft. is leased to outside tenants.

Birmingham, AL 2100 Lakeshore Dr.	Executive and administrative offices (Time Inc.)	398,000	Owned and occupied by the Company.

(a) Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial and office uses.
(b) Approximately 498,000 of the 520,000 square feet is sublet to a tenant that filed for bankruptcy in September 2008.

Item 3.	Legal Proceedings.

Shareholder Derivative Lawsuits

During the Summer and Fall of 2002, numerous shareholder derivative lawsuits were filed in state and federal courts naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. The complaints alleged that defendants breached their fiduciary duties by, among other things, causing the Company to issue corporate statements that did not accurately represent that AOL had declining advertising revenues. Certain of these lawsuits were later dismissed, and others were eventually consolidated in their respective jurisdictions. In 2006, the parties entered into a settlement agreement to resolve all of the remaining derivative matters, and the Court granted final approval of the settlement on September 6, 2006. The court has yet to rule on plaintiffs’ petition for attorneys’ fees and expenses. At December 31, 2008, the Company’s remaining reserve related to these matters is $9 million, which approximates an expected award for plaintiffs’ attorneys’ fees.

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

On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics and failure to accord credit to Siegel. The Company answered the complaint and filed counterclaims on November 11, 2004, to which plaintiffs replied on January 7, 2005. On April 30, 2007, the Company filed motions for partial summary judgment on various issues, including the unavailability of accounting for pre-termination and foreign works. On March 26, 2008, the court entered an order of summary judgment finding, among other things, that plaintiffs’ notices of termination were valid and that plaintiffs had thereby recaptured, as of April 16, 1999, their rights to a one-half interest in the Superman story material, as first published, but that the accounting for profits would not include profits attributable to foreign exploitation, republication of pre-termination works and trademark exploitation. On October 6, 2008, the court dismissed plaintiffs’ Lanham Act and “wasting” claims with prejudice. In orders issued on October 14, 2008, the court determined that the remaining claims in the case will be subject to phased non-jury trials. The first phase of the trial is scheduled to commence on April 21, 2009, and the second phase is scheduled to commence on June 9, 2009. The Company intends to defend against this lawsuit vigorously.

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

On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against AOL and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On December 8, 2000, defendants filed a motion to dismiss on the ground that the plaintiffs were volunteers and not employees covered by the FLSA. On March 10, 2006, the court denied defendants’ motion to dismiss. On May 11, 2006, plaintiffs filed a motion under the FLSA asking the court to notify former community leaders nationwide about the lawsuit and allow those community leaders the opportunity to join the lawsuit. On February 21, 2008, the court granted plaintiffs’ motion to issue notice to the former community leaders nationwide, and between April and May of 2008, the parties issued that notice. The parties subsequently reached an agreement to issue supplemental notice to newly identified members as well as previously notified members of the putative class and submitted this agreement to the court for approval in August 2008. In November

2008, the court approved this agreement. In December 2008, the parties issued the supplemental notice and the members of the putative class have until February 28, 2009 to “opt-in” to the lawsuit. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case was stayed pending the outcome of the Hallissey motion to dismiss and has not yet been activated. Three related class actions have been filed in state courts in New Jersey, California and Ohio, alleging violations of the FLSA and/or the respective state laws. The New Jersey and Ohio cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. The California action was remanded to California state court, and on January 6, 2004 the court denied plaintiffs’ motion for class certification, which was affirmed by the California Court of Appeals. The Company has settled the remaining individual claims in the California action. The Company intends to defend against the remaining lawsuits vigorously.

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

On August 1, 2005, Thomas Dreiling filed a derivative suit in the U.S. District Court for the Western District of Washington against AOL and Infospace Inc. as nominal defendant. The complaint, brought in the name of Infospace by one of its shareholders, asserts violations of Section 16(b) of the Exchange Act. Plaintiff alleges that certain AOL executives and the founder of Infospace, Naveen Jain, entered into an agreement to manipulate Infospace’s stock price through the exercise of warrants that AOL had received in connection with a commercial agreement with Infospace. Because of this alleged agreement, plaintiff asserts that AOL and Mr. Jain constituted a “group” that held more than 10% of Infospace’s stock and, as a result, AOL violated the short-swing trading prohibition of Section 16(b) in connection with sales of shares received from the exercise of those warrants. The complaint seeks disgorgement of profits, interest and attorneys’ fees. On September 26, 2005, AOL filed a motion to dismiss the complaint for failure to state a claim, which was denied by the court on December 5, 2005. On October 11, 2007, the parties filed cross-motions for summary judgment. On January 3, 2008, the court granted AOL’s motion and dismissed the complaint with prejudice. On January 29, 2008, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit. Briefing on the appeal was completed in August 2008. The Company intends to defend against this lawsuit vigorously.

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

On October 20, 2005, a group of syndicate participants, including BNZ Investments Limited, filed three related actions in the High Court of New Zealand, Auckland Registry, against New Line Cinema Corporation (“NLC Corp.”), a wholly owned subsidiary of the Company, and its subsidiary, New Line Productions Inc. (“NL Productions”) (collectively, “New Line”). The complaints allege breach of contract, breach of duties of good faith and fair dealing, and other common law and statutory claims under California and New Zealand law. Plaintiffs contend, among other things, they have not received proceeds from certain financing transactions they entered into with New Line relating to three motion pictures: The Lord of the Rings: The Fellowship of the Ring; The Lord of the Rings: The Two Towers; and The Lord of the Rings: The Return of the King (collectively, the “Trilogy”). In September 2008, the parties reached an agreement in principle to settle these matters on terms that are not material to the Company, and the settlement agreement was finalized and executed on December 22, 2008.

Other matters relating to the Trilogy have also been pursued. On February 11, 2008, trustees of the Tolkien Trust and the J.R.R. Tolkien 1967 Discretionary Settlement Trust, as well as HarperCollins Publishers, Ltd. and two related publishing entities, sued NLC Corp., Katja, and other unnamed defendants in Los Angeles Superior Court. The complaint alleges that defendants breached contracts relating to the Trilogy by, among other things, failing to make full payment to plaintiffs for their participation in the Trilogy’s gross receipts. The suit also seeks declarations as to the meaning of several provisions of the relevant agreements, including a declaration that would terminate defendants’ future rights to other motion pictures based on J.R.R. Tolkien’s works, including The Hobbit. In addition, the complaint sets forth related claims of breach of fiduciary duty, fraud and for reformation, an accounting and imposition of a constructive trust. Plaintiffs seek compensatory damages in excess of $150 million, unspecified punitive damages, and other relief. On May 14, 2008, NLC Corp. moved to dismiss under California law certain claims in the complaint and on June 24, 2008, the court granted that motion, finding that plaintiffs had failed to state sufficient facts to support their fraud and breach of fiduciary duty claims, and granted plaintiffs leave to amend the complaint. On July 14, 2008, plaintiffs filed an amended complaint, adding a cause of action for reformation of the underlying contracts. NLC Corp. again moved to dismiss certain claims and, on September 22, 2008, the court granted that motion, dismissing the plaintiffs’ claims for reformation and punitive damages without leave to amend. On October 3, 2008, plaintiffs moved for reconsideration of that decision, and on November 20, 2008 the court denied the plaintiffs’ motion. The Company intends to defend against this lawsuit vigorously.

AOL Europe Services SARL (“AOL Luxembourg”), a wholly owned subsidiary of AOL organized under the laws of Luxembourg, has received three assessments from the French tax authorities for French value added tax (“VAT”) related to AOL Luxembourg’s subscription revenues from French subscribers. The first assessment, received on December 27, 2006, relates to revenues earned during the period from July 1, 2003 through December 31, 2003. The second assessment, received on December 5, 2007, relates to revenues earned during the period from January 1, 2004 through December 31, 2004. The third assessment was received on December 23, 2008 and relates to revenues earned during the period from January 1, 2005 through December 31, 2005. These assessments, including interest accrued through the respective assessment dates, total €147 million (approximately $207 million based on the exchange rate as of December 31, 2008). The French tax authorities allege that the French subscriber revenues are subject to French VAT, instead of Luxembourg VAT, as originally reported and paid by AOL Luxembourg. AOL Luxembourg could receive a similar assessment from the French tax authorities in the future for subscription revenues earned in 2006. The Company is currently appealing these assessments at the French VAT audit level and intends to continue to defend against these assessments vigorously.

On August 30, 2007, eight years after the case was initially filed, the Supreme Court of the Republic of Indonesia overturned the rulings of two lower courts and issued a judgment against Time Inc. Asia and six journalists in the matter of H.M. Suharto v. Time Inc. Asia et al. The underlying libel lawsuit was filed in July 1999 by the former dictator of

Indonesia following the publication of TIME magazine’s May 24, 1999 cover story “Suharto Inc.” Following a trial in the Spring of 2000, a three-judge panel of an Indonesian court found in favor of Time Inc. and the journalists, and that decision was affirmed by an intermediate appellate court in March 2001. The court’s August 30, 2007 decision reversed those prior determinations and ordered defendants to, among other things, apologize for certain aspects of the May 1999 article and pay Mr. Suharto damages in the amount of one trillion rupiah (approximately $91 million based on the exchange rate as of December 31, 2008). The Company continues to defend this matter vigorously and has challenged the judgment by filing a petition for review with the Supreme Court of the Republic of Indonesia on February 21, 2008. Mr. Suharto’s heirs opposed this petition in a filing made on or about April 4, 2008. The Company does not believe it is likely that efforts to enforce such judgment within Indonesia, or in those jurisdictions outside of Indonesia in which the Company has substantial assets, would result in any material loss to the Company. Consequently, no loss has been accrued for this matter as of December 31, 2008. Moreover, the Company believes that insurance coverage is available for the judgment, were it to be sustained and, eventually, enforced.

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and TWC. The complaint, which also named as defendants several other programming content providers (collectively, the “programmer defendants”) as well as other cable and satellite providers (collectively, the “distributor defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action (the “First Amended Complaint”) that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On December 21, 2007, the programmer defendants, including the Company, and the distributor defendants, including TWC, filed motions to dismiss the First Amended Complaint. On March 10, 2008, the court granted these motions, dismissing the First Amended Complaint with leave to amend. On March 20, 2008, plaintiffs filed a second amended complaint (the “Second Amended Complaint”) that modified certain aspects of the First Amended Complaint in an attempt to address the deficiencies noted by the court in its prior dismissal order. On April 22, 2008, the programmer defendants, including the Company, and the distributor defendants, including TWC, filed motions to dismiss the Second Amended Complaint, which motions were denied by the court on June 25, 2008. On July 14, 2008, the programmer defendants and the distributor defendants filed motions requesting the court to certify its June 25 order for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit, which motions were denied by the district court on August 4, 2008. On November 14, 2008, the Company was dismissed as a programmer defendant, and Turner Broadcasting System, Inc. was substituted in its place. The Company intends to defend against this lawsuit vigorously.

On April 4, 2007, the National Labor Relations Board (“NLRB”) issued a complaint against CNN America Inc. (“CNN America”) and Team Video Services, LLC (“Team Video”). This administrative proceeding relates to CNN America’s December 2003 and January 2004 terminations of its contractual relationships with Team Video, under which Team Video had provided electronic newsgathering services in Washington, DC and New York, NY. The National Association of Broadcast Employees and Technicians, under which Team Video’s employees were unionized, initially filed charges of unfair labor practices with the NLRB in February 2004, alleging that CNN America and Team Video were joint employers, that CNN America was a successor employer to Team Video, and/or that CNN America discriminated in its hiring practices to avoid becoming a successor employer or due to specific individuals’ union affiliation or activities. The NLRB investigated the charges and issued the above-noted complaint. The complaint seeks, among other things, the reinstatement of certain union members and monetary damages. A hearing in the matter before an NLRB Administrative Law Judge began on December 3, 2007 and ended on July 21, 2008. On November 19, 2008, the Administrative Law Judge issued a non-binding recommended decision finding CNN America liable. On February 17, 2009, CNN America filed exceptions to this decision with the NLRB. The Company intends to defend against this matter vigorously.

On June 6, 2005, David McDavid and certain related entities (collectively, “McDavid”) filed a complaint against Turner Broadcasting System, Inc. (“Turner”) and the Company in Georgia state court. The complaint asserted, among other things, claims for breach of contract, breach of fiduciary duty, promissory estoppel and fraud relating to an alleged oral agreement between plaintiffs and Turner for the sale of the Atlanta Hawks and Thrashers sports franchises and certain operating rights to the Philips Arena. On August 20, 2008, the court issued an order dismissing all claims against the Company. The court also dismissed certain claims against Turner for breach of an alleged oral exclusivity agreement, for promissory estoppel based on the alleged exclusivity agreement and for breach of fiduciary duty. A trial as to the remaining claims against Turner commenced on October 8, 2008 and concluded on December 2, 2008. On December 9, 2008, the jury announced its verdict in favor of McDavid on the breach of contract and promissory estoppel claims, awarding damages on those claims of $281 million and $35 million, respectively. Pursuant to the court’s direction that McDavid choose one of the two claim awards, McDavid elected the $281 million award. The jury found in favor of Turner on the two remaining claims of fraud and breach of confidential information. On January 12, 2009, Turner filed a motion to overturn the jury verdict or, in the alternative, for a new trial. The Company has established a $281 million reserve for this matter at December 31, 2008, although it intends to defend against this lawsuit vigorously.

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

A Special Meeting of Stockholders of the Company was held on January 16, 2009 (the “January 2009 Special Meeting”). The following matter was voted on at the January 2009 Special Meeting:

Approval of Company proposal (a) to authorize the Company’s Board of Directors to effect, in its discretion, a reverse stock split of the outstanding and treasury Common Stock of Time Warner, at a reverse stock split ratio of either 1-for-2 or 1-for-3, as determined by the Board of Directors and (b) to approve a corresponding amendment to the Company’s Restated Certificate of Incorporation to effect the reverse stock split and to reduce proportionately the total number of shares of Common Stock and shares of Series Common Stock that Time Warner is authorized to issue, subject to the Board of Directors’ authority to abandon such amendment:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes

3,037,658,327	52,670,740	4,226,676	0

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3) to Form 10-K, the information regarding the Company’s executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 15, 2009.

Name	Age	Office

Jeffrey L. Bewkes	56	Chairman and Chief Executive Officer
Edward I. Adler	55	Executive Vice President, Corporate Communications
Paul T. Cappuccio	47	Executive Vice President and General Counsel
Patricia Fili-Krushel	55	Executive Vice President, Administration
John K. Martin, Jr.	41	Executive Vice President and Chief Financial Officer
Carol A. Melton	54	Executive Vice President, Global Public Policy
Olaf Olafsson	46	Executive Vice President

Set forth below are the principal positions held by each of the executive officers named above:

Mr. Bewkes	Chairman and Chief Executive Officer since January 1, 2009; prior to that, Mr. Bewkes served as President and Chief Executive Officer from January 1, 2008 and President and Chief Operating Officer from January 1, 2006. Director since January 25, 2007. Prior to January 1, 2006, Mr. Bewkes served as Chairman, Entertainment & Networks Group from July 2002 and, prior to that, Mr. Bewkes served as Chairman and Chief Executive Officer of the Home Box Office division from May 1995, having served as President and Chief Operating Officer from 1991.

Mr. Adler	Executive Vice President, Corporate Communications since January 2004; prior to that, Mr. Adler served as Senior Vice President, Corporate Communications from the consummation of the January 2001 merger of America Online, Inc. (now known as AOL LLC) and Time Warner Inc., now known as Historic TW Inc. (“Historic TW”) (the “Merger” or the “AOL-Historic TW Merger”), Senior Vice President, Corporate Communications of Historic TW pre-Merger from January 2000 and Vice President, Corporate Communications of Historic TW prior to that.

Mr. Cappuccio	Executive Vice President and General Counsel since the consummation of the Merger, and Secretary until January 2004; prior to the Merger, he served as Senior Vice President and General Counsel of America Online, Inc. from August 1999. Before joining America Online, Inc., from 1993 to 1999, Mr. Cappuccio was a partner at the Washington, D.C. office of the law firm of Kirkland & Ellis. Mr. Cappuccio was also an Associate Deputy Attorney General at the U.S. Department of Justice from 1991 to 1993.

Ms. Fili-Krushel	Executive Vice President, Administration since July 2001; prior to that, she was Chief Executive Officer of the WebMD Health division of WebMD Corporation, an Internet portal providing health information and service for the consumer, from April 2000 to July 2001 and President of ABC Television Network from July 1998 to April 2000. Prior to that, she was President, ABC Daytime from 1993 to 1998.

Mr. Martin	Executive Vice President and Chief Financial Officer since January 2008; prior to that, he was TWC’s Executive Vice President and Chief Financial Officer since August 2005. Mr. Martin joined TWC from Time Warner where he had served as Senior Vice President of Investor Relations from May 2004 and Vice President from March 2002 to May 2004. Prior to that, Mr. Martin was Director in the Equity Research group of ABN AMRO Securities LLC from 2000 to 2002, and Vice President of Investor Relations at Historic TW from 1999 to 2000. Mr. Martin first joined TW Inc. (the predecessor to Historic TW) in 1993 as a Manager of SEC financial reporting.

Ms. Melton	Executive Vice President, Global Public Policy since June 2005; prior to that, she served for eight years at Viacom Inc., most recently as Executive Vice President, Government Relations. Prior to that, Ms. Melton served as Vice President in Historic TW’s Public Policy Office and as Washington Counsel to Warner Communications Inc. from 1987 to 1997.

Mr. Olafsson	Executive Vice President since March 2003. During 2002, Mr. Olafsson pursued personal interests, including working on a novel that was published in the fall of 2003. Prior to that, he was Vice Chairman of Time Warner Digital Media from November 1999 through December 2001 and prior to that, Mr. Olafsson served as President of Advanta Corp., a financial services company, from March of 1998 until November 1999.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is a corporation organized under the laws of Delaware, and was formed on February 4, 2000 in connection with the AOL-Historic TW Merger. The principal market for the Company’s Common Stock is the NYSE. For quarterly price information with respect to the Company’s Common Stock for the two years ended December 31, 2008, see “Quarterly Financial Information” at pages 221 through 222 herein, which information is incorporated herein by reference. The number of holders of record of the Company’s Common Stock as of February 13, 2009 was approximately 44,800.

The Company began paying a regular quarterly cash dividend on its Common Stock in the third quarter of 2005. The Company paid a cash dividend of $0.055 per share in the first and second quarters of 2007. On July 26, 2007, the Company announced an increase of its regular quarterly cash dividend to $0.0625 per share on its Common Stock beginning in the third quarter of 2007. The Company paid a cash dividend of $0.0625 per share in the third and fourth quarters of 2007 and each quarter of 2008.

The Company currently expects to continue to pay comparable cash dividends in the future; however, changes in the Company’s dividend program will depend on the Company’s earnings, investment opportunities, capital requirements, financial condition, restrictions in any existing indebtedness, economic conditions and other factors considered relevant by the Company’s Board of Directors.

In connection with the Separation transactions, at a special stockholder meeting held on January 16, 2009, the Company obtained stockholder approval to implement, at the discretion of the Company’s Board of Directors, a reverse stock split of the Company’s common stock prior to December 31, 2009 at a ratio of either 1-for-2 or 1-for-3.

Company Purchases of Equity Securities

The following table provides information about purchases by the Company during the quarter ended December 31, 2008 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(1)	Paid Per Share(2)	Programs(3)	Plans or Programs(4)

October 1, 2008 -
October 31, 2008	0	$ N/A	0	$2,202,463,464
November 1, 2008 -
November 30, 2008	5,171	$9.15	0	$2,202,463,464
December 1, 2008 -
December 31, 2008	1,887	$9.11	0	$2,202,463,464

Total	7,058	$9.14	0

(1)	The total number of shares purchased includes (a) shares of Common Stock purchased by the Company under the Stock Repurchase Program described in footnote 3 below, and (b) shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date. The number of shares of Common Stock purchased by the Company in connection with the vesting of such awards totaled 0 shares, 5,171 shares and 1,887 shares, respectively, for the months of October, November and December.
(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(3)	On August 1, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program that allows Time Warner to repurchase, from time to time, up to $5 billion of Common Stock (the “Stock Repurchase Program”). Purchases under the Stock Repurchase Program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. In the past, the Company has repurchased shares of Common Stock pursuant to trading programs under Rule 10b5-1 promulgated under the Exchange Act, and it may repurchase shares of Common Stock under such trading programs in the future.
(4)	This amount does not reflect the fees, commissions and other costs associated with the Stock Repurchase Program.

Item 6.	Selected Financial Data.

The selected financial information of the Company for the five years ended December 31, 2008 is set forth at pages 219 through 220 herein and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 72 through 133 herein is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 130 through 132 herein is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of the Company and the report of independent registered public accounting firm thereon set forth at pages 134 through 215, 223 through 231 and 217 herein are incorporated herein by reference.

Quarterly Financial Information set forth at pages 221 through 222 herein is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm thereon set forth at pages 216 and 218 is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

On February 19, 2009, the Company’s Board of Directors adopted an amendment to Article III, Section 3 of the Company’s By-laws, which became effective immediately, to change the requirements relating to director nominations by stockholders in connection with a meeting of stockholders. Article III, Section 3 was amended to provide that the Company is not required to present, at a meeting of stockholders, a stockholder proposal nominating a person for director unless such stockholder is present in person at or sends a qualified representative to the meeting to present the proposal, assuming that all other procedural requirements of Article III, Section 3 have been satisfied. A copy of the By-laws, as amended, is filed as Exhibit 3.3 to this report.

PART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accountant Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2009 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report; and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

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

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2008, about the Company’s outstanding equity compensation awards and shares of Common Stock reserved for future issuance under the Company’s equity compensation plans.

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average exercise	future issuance under
	exercise of outstanding	price of outstanding	equity compensation plans
	options, warrants	options, warrants	(excluding securities
Plan Category	and rights(4)	and rights(4)	reflected in column (a))(5)
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	231,359,372	$22.13	181,602,959
Equity compensation plans not approved by security holders(2)	165,763,943	$35.26	0
Total(3)	397,123,315	$28.00	181,602,959

(1)	Equity compensation plans approved by security holders are the (i) Time Warner Inc. 2006 Stock Incentive Plan, (ii) Time Warner Inc. 2003 Stock Incentive Plan, (iii) Time Warner Inc. 1999 Stock Plan and (iv) Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors. The Time Warner Inc. 2006 Stock Incentive Plan and the Time Warner Inc. 2003 Stock Incentive Plan were approved by the Company’s stockholders in May 2006 and May 2003, respectively. The Time Warner Inc, 1999 Stock Plan and the Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors were approved in 1999 by the stockholders of AOL and Historic TW, respectively, and were assumed by the Company in connection with the AOL-Historic TW Merger, which was approved by the stockholders of both AOL and Historic TW on June 23, 2000. The Time Warner Inc. 2003 Stock Incentive Plan expired in May 2008. In addition, the Time Warner Inc. Employee Stock Purchase Plan was terminated in 2008.
(2)	Equity compensation plans not approved by security holders consist of the AOL Time Warner Inc. 1994 Stock Option Plan, which expired in November 2003.
(3)	Does not include options to purchase an aggregate of 22,944,644 shares of Common Stock (21,916,666 of which were awarded under plans that were approved by the stockholders of either AOL or Historic TW prior to the AOL-Historic TW Merger), at a weighted average exercise price of $52.05, granted under plans assumed in connection with transactions and under which no additional options may be granted. No dividends or dividend equivalents are paid on any of the outstanding stock options.
(4)	Column (a) includes 22,267,892 shares of Common Stock underlying outstanding restricted stock units and 4,230,336 shares of Common Stock underlying outstanding performance stock units, assuming a maximum payout of 200% of the target number of performance stock units at the end of the performance period. Because there is no exercise price associated with restricted stock units or performance stock units, such equity awards are not included in the weighted-average exercise price calculation in column (b). See discussion below for a description of the principal terms of performance stock units.
(5)	Includes securities available under the Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, which uses the formula of .003% of the shares of Common Stock outstanding on December 31 of the prior calendar year to determine the maximum amount of securities available for issuance each year under the plan (resulting in 107,628 shares available for issuance in 2009). Of the shares available for future issuance under the Time Warner Inc. 1999 Stock Plan, a maximum of 447,524 shares may be issued in connection with awards of restricted stock or restricted stock units as of December 31, 2008. Of the shares available for future issuance under the Time Warner Inc. 2006 Stock Incentive Plan, a maximum of 40,193,269 shares may be issued in connection with awards of restricted stock, restricted stock units or performance stock units as of December 31, 2008. The Time Warner Inc. 2003 Stock Incentive Plan expired in May 2008 and no further grants can be made from the plan.

The Time Warner Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”) was approved by the stockholders of Time Warner in May 2006. Under the 2006 Stock Incentive Plan, stock options (non-qualified and incentive), stock appreciation rights, restricted stock, and other stock-based awards, including restricted stock units and performance stock units, can be granted to employees, directors and consultants of the Company and its consolidated subsidiaries. Awards of restricted stock and other stock-based awards can be performance-based awards and have terms designed to meet the requirements of Section 162(m) of the Code. No incentive stock options or stock appreciation rights have been awarded under the 2006 Stock Incentive Plan. The exercise price of a stock option under the 2006 Stock Incentive Plan cannot be less than the fair market value of the Common Stock on the date of grant. In September 2008, the Company amended the 2006 Stock Incentive Plan effective October 1, 2008 to change the definition of “fair market value” from the average of the high and low prices of the Common Stock on the NYSE to the closing sale price of shares of Common Stock as reported on the NYSE Composite Tape for grants made on or after October 1, 2008. The stock options generally become exercisable, or vest, in installments of 25% over a four-year period, subject to acceleration upon the occurrence of certain events such as retirement, death or disability, and expire ten years from the grant date. Participants in the 2006 Stock Incentive Plan awarded stock options do not receive dividends or dividend equivalents or have any voting rights with respect to the shares of Common Stock underlying the stock options. Similarly, any participants who are awarded stock appreciation rights will not receive dividends or dividend equivalents or have any voting rights with respect to the shares of Common Stock covered by the stock appreciation rights. The number of shares available for award under the 2006 Stock Incentive Plan will be reduced by the total number of shares covered by awards under the 2006 Stock Incentive Plan, including awards of stock appreciation rights. Stock appreciation rights generally can have a term of no more than ten years. No more than 30% of the total 150 million shares of Common Stock that can be issued pursuant to the 2006 Stock Incentive Plan can be issued for awards of restricted stock and other stock-based awards paid through the issuance of shares of stock, such as restricted stock units and performance stock units. Awards of restricted stock and restricted stock units vest in amounts and at times designated at the time of award, and generally vest over a four-year period. Awards of restricted stock and restricted stock units are subject to restrictions on transfer and forfeiture prior to vesting. Participants awarded restricted stock and restricted stock units are generally entitled to receive dividends or dividend equivalents, respectively, on such awards. The 2006 Stock Incentive Plan will expire on May 19, 2011.

The Time Warner Inc. 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”) was approved by the stockholders of Time Warner in May 2003. The 2003 Stock Incentive Plan expired on May 16, 2008 and grants may no longer be made under the 2003 Stock Incentive Plan. Under the 2003 Stock Incentive Plan, stock options (non-qualified and incentive), stock appreciation rights, restricted stock, and other stock-based awards, including restricted stock units and performance stock units, could be granted to employees, directors and consultants of the Company and its consolidated subsidiaries. Awards of restricted stock and other stock-based awards could be performance-based awards and have terms designed to meet the requirements of Section 162(m) of the Code. No incentive stock options or stock appreciation rights were awarded under the 2003 Stock Incentive Plan. The exercise price of a stock option under the 2003 Stock Incentive Plan could not be less than the fair market value of the Common Stock on the date of grant. In September 2008, the Company amended the 2003 Stock Incentive Plan effective October 1, 2008 to change the definition of “fair market value” from the average of the high and low prices of the Common Stock on the NYSE to the closing sale price of shares of Common Stock as reported on the NYSE Composite Tape. The change did not affect the exercise price of outstanding stock options under the 2003 Stock Incentive Plan, but the new definition will be used to calculate the gain realized upon the exercise of stock options and the vesting of restricted stock units issued under the plan. The outstanding stock options under the 2003 Stock Incentive Plan generally become exercisable, or vest, in installments of 25% over a four-year period, subject to acceleration upon the occurrence of certain events such as retirement, death or disability, and expire ten years from the grant date. Holders of stock options awarded under the 2003 Stock Incentive Plan do not receive dividends or dividend equivalents or have any voting rights with respect to the shares of Common Stock underlying the stock options. No more than 20% of the total 200 million shares of Common Stock that could be issued pursuant to the 2003 Stock Incentive Plan could be issued for awards of restricted stock and other stock-based awards paid through the issuance of shares of stock, such as restricted stock units and performance stock units. Awards of restricted stock and restricted stock units vest in amounts and at times designated at the time of award, and generally have vested over a four-year period. Awards of restricted stock and restricted stock units are subject to restrictions on transfer and forfeiture prior to vesting. Participants awarded restricted stock and restricted stock units are generally entitled to receive dividends or dividend equivalents, respectively, on such awards.

The Company’s senior executive officers and certain senior executives at the Company’s subsidiaries may be granted performance stock units under the 2006 Stock Incentive Plan. In January 2007, the Compensation and Human Development Committee adopted and approved the principal terms of performance stock units for awards made in 2007 and 2008. Recipients of performance stock units received awards designated as a target number of units that may be paid out in a number of shares of Common Stock based on the Company’s total stockholder return, or TSR, relative to the TSR of other companies in the S&P 500 Index (subject to certain adjustments) over a performance period, generally three years. Depending on the Company’s TSR ranking relative to the TSR of the other companies in the S&P 500 Index, a holder will receive between 0% and 200% of his or her target award following the three-year performance period (with a 0% payout if the Company’s TSR ranking is below the 25th percentile and 200% if the Company’s TSR ranking is at the 100th percentile). On February 18, 2009, the Compensation and Human Development Committee adopted and approved the principal terms of performance stock unit awards for grants made beginning in February 2009. Recipients of these grants will receive awards designated as a target number of units that may be paid out in a number of shares of Common Stock based on (i) the Company’s TSR relative to the TSR of the other companies in the S&P 500 Index (subject to certain adjustments) and (ii) the Company’s growth in Adjusted Earnings Per Share (“Adjusted EPS”) relative to the growth in Adjusted EPS of the other companies in the S&P 500 Index (subject to certain adjustments), in each case over a three-year performance period. For the purposes of the performance stock unit awards, Adjusted EPS means the Adjusted Earnings Per Share of a company for a designated period, generally a twelve-month period ending on a specified date, as reported by Bloomberg. Depending on the Company’s TSR ranking and Adjusted EPS growth ranking relative to the TSR rankings and Adjusted EPS growth rankings of the other companies in the S&P 500 Index, a holder will receive between 0% and 200% of his or her target award following the three-year performance period. If (i) the Company’s TSR ranking and Adjusted EPS growth ranking are both below the 50th percentile or (ii) the Company’s TSR ranking is at or above the 50th percentile, then the percentage of a holder’s target performance stock units that will vest will be based on the Company’s TSR ranking for the performance period. If the Company’s TSR ranking is below the 50th percentile and its Adjusted EPS growth ranking is at or above the 50th percentile, the percentage of a holder’s target performance stock units that will vest will be the average of (x) the percentage of target performance stock units that would vest based on the Company’s TSR ranking during the performance period and (y) 100%.

Holders of unvested performance stock units will not be entitled to receive or accrue dividends or dividend equivalents on the awards. Upon the termination of employment of a holder by the Company other than for cause, termination by the holder for good reason, retirement or disability, the holder will receive for his or her outstanding performance stock units a payment of Common Stock following the end of the applicable performance period based on the Company’s actual performance pro-rated based on the amount of time the holder was an employee during the performance period. Upon the death of a holder, the Company will pay a pro-rated amount of Common Stock based on the Company’s actual performance (or target performance, if less than one year) through the date of the holder’s death. Upon the occurrence of certain events involving a change of control of the Company or the applicable subsidiary, the holder’s outstanding performance stock units will be accelerated and paid out in an amount of shares of Common Stock based on (i) the Company’s actual performance from the beginning of the applicable performance cycle to the date of the change in control and (ii) a deemed performance at target from the date of the change in control to the end of the performance period. Performance stock units were awarded from the 2006 Stock Incentive Plan in 2007 and 2008 and will be awarded in 2009.

The Time Warner Inc. 1999 Stock Plan (the “1999 Stock Plan”) was approved by the stockholders of AOL in October 1999 and was assumed by the Company in connection with the AOL-Historic TW Merger in 2001. Under the 1999 Stock Plan, stock options (non-qualified and incentive), stock purchase rights, i.e., restricted stock and restricted stock units, can be granted to employees, directors and consultants of the Company and its consolidated subsidiaries. No incentive stock options have been awarded under the 1999 Stock Plan. The exercise price of a stock option under the 1999 Stock Plan cannot be less than the fair market value of the Common Stock on the date of grant. In September 2008, the Company amended the 1999 Stock Plan effective October 1, 2008 to change the definition of “fair market value” from the average of the high and low sales prices of the Common Stock on the NYSE to the closing sale price of shares of Common Stock as reported on the NYSE Composite Tape for grants made on or after October 1, 2008. The stock options generally become exercisable, or vest, in installments of 25% over a four-year period, subject to acceleration upon the occurrence of certain events such as retirement, death or disability, and expire ten years from the grant date. No more than 5 million of the total 100 million shares of Common Stock that can be issued pursuant to the 1999 Stock Plan can be issued for awards of restricted stock and restricted stock units. Awards of restricted stock and restricted stock units vest in amounts and at times designated at the time of award, and generally have vested over a four- or five-year period. Awards of restricted stock and restricted stock units are subject to restrictions on transfer and forfeiture prior to vesting. Participants awarded restricted stock and restricted stock units are generally entitled to receive dividends or dividend equivalents, respectively, on such awards. The awards of stock options made to non-employee directors of the Company are made pursuant to the 1999 Stock Plan, which provides for an award of 8,000 stock options (or such higher number as approved by the Board) when a non-employee director is first elected to the Board of Directors and then annual awards of 8,000 stock options following the annual meeting of stockholders. Stock options awarded to non-employee directors vest in installments of 25% over a four-year period or earlier if the director does not stand for re-election or is not re-elected after being nominated. Holders of stock options awarded under the 1999 Stock Plan do not receive dividends or dividend equivalents on the stock options. The 1999 Stock Plan will terminate on October 28, 2009.

The AOL Time Warner Inc. 1994 Stock Option Plan (the “1994 Plan”) was assumed by the Company in connection with the AOL-Historic TW Merger. The 1994 Plan expired on November 18, 2003 and stock options may no longer be awarded under the 1994 Plan. Under the 1994 Plan, nonqualified stock options and related stock appreciation rights could be granted to employees (other than executive officers) of and consultants and advisors to the Company and certain of its subsidiaries. No stock appreciation rights are currently outstanding under the 1994 Plan. The exercise price of a stock option under the 1994 Plan could not be less than the fair market value of the Common Stock on the date of grant. In September 2008, the Company amended the 1994 Plan effective October 1, 2008 to change the definition of “fair market value” from the average of the high and low sales prices of the Common Stock on the NYSE to the closing sale price of shares of Common Stock as reported on the NYSE Composite Tape. The change did not affect the exercise price of outstanding stock options under the 1994 Plan, but the new definition will be used to calculate the gain realized upon the exercise of stock options and the vesting of restricted stock units issued under the plan. The outstanding options under the 1994 Plan generally became exercisable in installments of one-third or one-quarter on each of the first three or four anniversaries, respectively, of the date of grant, subject to acceleration upon the occurrence of certain events, and expire ten years from the grant date. Holders of stock options awarded under the 1994 Plan do not receive dividends or dividend equivalents on the stock options.

The Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors (the “Directors’ Restricted Stock Plan”) was approved most recently in May 1999 by the stockholders of Historic TW and was assumed by the Company in connection with the AOL-Historic TW Merger. The Directors’ Restricted Stock Plan provides for the award each year on the date of the annual stockholders meeting of either restricted stock or restricted stock units, as determined by the Board of Directors, to non-employee directors of the Company with value established by the Board of Directors. The awards of restricted stock and restricted stock units vest in equal annual installments on the first four anniversaries of the first day of the month in which the restricted stock or restricted stock units were awarded and in full if the director ends his or her service as a director due to (a) mandatory retirement, (b) failure to be re-elected after being nominated, (c) death or disability, (d) the occurrence of certain events constituting a change in control of the Company and (e) with the approval of the Board of Directors on a case-by-case basis, under certain other designated circumstances. Restricted stock units also vest in full if a director retires from the Board of Directors after serving as a director for five years. If a non-employee director leaves the Board for any other reason, his or her unvested restricted stock and restricted stock units are forfeited to the Company. Participants awarded restricted stock and restricted stock units are generally entitled to receive dividends or dividend equivalents, respectively, on such awards. Restricted stock units have been awarded since 2005. The Directors’ Restricted Stock Plan will terminate on May 19, 2009. Beginning with grants made in 2009, grants of restricted stock units made to non-employee directors of the Company will be made pursuant to the 2006 Stock Incentive Plan. See the discussion of the 2006 Stock Incentive Plan above. The terms of the restricted stock units awarded to non-employee directors will not change, except that the awards of restricted stock units will be made to non-employee directors each year on the day following the annual stockholders meeting.

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

(3) Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated herein by reference. Exhibits 10.1 through 10.52 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME WARNER INC.

By:	/s/ John K. Martin, Jr.
Name:    John K. Martin, Jr.

Title:	Executive Vice President and
Chief Financial Officer

Date: February 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Bewkes (Jeffrey L. Bewkes)	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 20, 2009

/s/ John K. Martin, Jr. (John K. Martin, Jr.)	Executive Vice President and Chief Financial Officer (principal financial officer)	February 20, 2009

/s/ Pascal Desroches (Pascal Desroches)	Sr. Vice President and Controller (principal accounting officer)	February 20, 2009

/s/ Herbert M. Allison, Jr. (Herbert M. Allison, Jr.)	Director	February 20, 2009

/s/ James L. Barksdale (James L. Barksdale)	Director	February 20, 2009

/s/ Stephen F. Bollenbach (Stephen F. Bollenbach)	Director	February 20, 2009

/s/ Frank J. Caufield (Frank J. Caufield)	Director	February 20, 2009

/s/ Robert C. Clark (Robert C. Clark)	Director	February 20, 2009

Signature	Title	Date

/s/ Mathias Döpfner (Mathias Döpfner)	Director	February 20, 2009

/s/ Jessica P. Einhorn (Jessica P. Einhorn)	Director	February 20, 2009

/s/ Reuben Mark (Reuben Mark)	Director	February 20, 2009

/s/ Michael A. Miles (Michael A. Miles)	Director	February 20, 2009

/s/ Kenneth J. Novack (Kenneth J. Novack)	Director	February 20, 2009

(Richard D. Parsons)	Director	February , 2009

/s/ Deborah C. Wright (Deborah C. Wright)	Director	February 20, 2009

TIME WARNER INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on Time Warner Inc.’s (“Time Warner” or the “Company”) businesses, current developments, financial condition, cash flows and results of operations. MD&A is organized as follows:

•	Overview. This section provides a general description of Time Warner’s business segments, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2008. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2008, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2008. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•	Market risk management. This section discusses how the Company monitors and manages exposure to potential gains and losses arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments.

•	Critical accounting policies. This section identifies those accounting policies that are considered important to the Company’s results of operations and financial condition, require significant judgment and require estimates on the part of management in application. All of the Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•	Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to Item 1A, “Risk Factors” in Part I of this report, for a discussion of the risk factors applicable to the Company.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

OVERVIEW

Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, TNT, CNN, AOL, People, Sports Illustrated, Time and Time Warner Cable. The Company produces and distributes films through Warner Bros. and New Line Cinema, including The Dark Knight, Sex and the City: The Movie, Get Smart, Journey to the Center of the Earth and the Harry Potter films, as well as television series, including Two and a Half Men, Without a Trace, Cold Case, The Closer and ER. During 2008, the Company generated revenues of $46.984 billion (up 1% from $46.482 billion in 2007), Operating Loss of $15.957 billion (compared to Operating Income of $8.949 billion in 2007), Net Loss of $13.402 billion (compared to Net Income of $4.387 billion in 2007) and Cash Provided by Operations of $10.332 billion (up 22% from $8.475 billion in 2007). As discussed more fully in “Business Segment Results,” the year ended December 31, 2008 included asset impairments of $24.309 billion, primarily related to reductions in the carrying values of goodwill and identifiable intangible assets.

Impact of the Current Economic Environment

The current global economic recession adversely impacted the Company’s businesses in the fourth quarter of 2008 and is expected to continue to adversely impact them during 2009. For example, during the fourth quarter of 2008, the Company’s Advertising revenues declined 7% compared to the similar period in the prior year. The Company also expects Advertising revenues to decline in 2009. Additionally, the current economic environment is adversely impacting the Company’s ability to increase Content revenues due to, among other things, reduced consumer spending on DVDs. Further, the Cable segment has experienced a slowdown in growth of its revenue generating unit categories.

Despite the current economic environment, the Company believes it continues to have strong liquidity to meet its needs for the foreseeable future. At December 31, 2008, the Company had $18.735 billion of unused committed capacity, including cash and equivalents and credit facilities containing commitments from a geographically diverse group of major financial institutions, with $5.605 billion at Time Warner and $13.130 billion at Time Warner Cable Inc. (together with its subsidiaries, “TWC”), $10.855 billion of which TWC expects to use to finance the Special Dividend, as defined below. The only significant portion of the Company’s debt that is due before December 31, 2010 is $2.000 billion of floating rate public debt that matures on November 13, 2009, which is classified as debt due within one year in the accompanying consolidated balance sheet. See “Financial Condition and Liquidity” for further details regarding the Company’s total committed capacity.

Time Warner Businesses

Time Warner classifies its operations into five reportable segments: AOL, Cable, Filmed Entertainment, Networks and Publishing.

Time Warner evaluates the performance and operational strength of its business segments based on several factors, of which the primary financial measure is operating income (loss) before depreciation of tangible assets and amortization of intangible assets (“Operating Income (Loss) before Depreciation and Amortization”). Operating Income (Loss) before Depreciation and Amortization eliminates the uneven effects across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets, primarily recognized in business combinations. Operating Income (Loss) before Depreciation and Amortization should be considered in addition to Operating Income (Loss), as well as other measures of financial performance. Accordingly, the discussion of the results of operations for each of Time Warner’s business segments includes both Operating Income (Loss) before Depreciation and Amortization and Operating Income (Loss). For additional information regarding Time Warner’s business segments, refer to Note 14, “Segment Information.”

AOL.  AOL LLC (together with its subsidiaries, “AOL”) operates a Global Web Services business, which is comprised of its Platform-A, MediaGlow and People Networks business units. Platform-A sells advertising services

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

worldwide on both the AOL Network and third-party Internet sites, referred to as the “Third Party Network.” MediaGlow and People Networks develop and operate the AOL Network, which includes a leading network of web brands, free client software and services and a social media network for Internet consumers. In addition, through its Access Services business, AOL operates one of the largest Internet access subscription services in the United States. As of December 31, 2008, AOL had 6.9 million AOL brand subscribers in the U.S., which does not include registrations for free AOL services. In 2008, AOL generated revenues of $4.165 billion (9% of the Company’s overall revenues) and had $671 million in Operating Loss before Depreciation and Amortization and $1.147 billion in Operating Loss, both of which included asset impairments of $2.229 billion, primarily related to reductions in the carrying value of goodwill.

AOL has transitioned from a business that primarily focused on generating Subscription revenues to one that is focused on attracting and engaging Internet consumers and providing advertising services on both the AOL Network and the Third Party Network. AOL’s focus is on growing its Global Web Services business, while managing costs in this business, as well as managing its declining subscriber base and related cost structure in its Access Services business. During 2008, the Company announced that it had begun separating the AOL Access Services and Global Web Services businesses, which should enhance the operational focus and strategic options available for each of these businesses. As these businesses were historically highly integrated, this separation initiative has been complex. The Company anticipates that it will be in a position to manage AOL’s Access Services and Global Web Services businesses separately during 2009. Beginning in the first quarter of 2009, AOL is undertaking a significant restructuring, primarily of its Global Web Services business, and expects to incur restructuring charges ranging from $125 million to $150 million primarily in the first half of 2009.

In 2007, AOL formed the Platform-A business unit, which sells advertising on the AOL Network and the Third Party Network and licenses ad-serving technology to third-party websites. Platform-A offers to advertisers a range of capabilities and solutions, including optimization and targeting technologies, to deliver more effective advertising and reach specific audiences across the AOL Network and the Third Party Network. During 2007 and the early part of 2008, AOL acquired various businesses to supplement its online advertising capabilities, and these businesses increased Advertising revenues on the Third Party Network by $131 million in 2008 compared to 2007.

AOL’s MediaGlow and People Networks business units develop and operate websites, applications and services that are part of the AOL Network. In addition, AOL’s Products and Technologies group develops and operates components of the AOL Network, such as e-mail, toolbar and search. The AOL Network consists of a variety of websites, related applications and services that can be accessed generally via the Internet or via AOL’s Access Services business. Specifically, the AOL Network includes owned and operated websites, applications and services such as AOL.com, e-mail, MapQuest, Moviefone, Engadget, Asylum, international versions of the AOL portal and social media properties such as AIM, ICQ and Bebo. The AOL Network also includes TMZ.com, a joint venture with Telepictures Productions, Inc. (a subsidiary of Warner Bros. Entertainment Inc.), as well as other co-branded websites owned by third parties for which certain criteria have been met, including that the Internet traffic has been assigned to AOL. During the second quarter of 2008, AOL completed the acquisition of Bebo, Inc. (“Bebo”), a leading global social media network, which AOL continues to integrate into its Global Web Services business.

During 2008, AOL’s Advertising revenues on both the AOL Network and the Third Party Network were negatively impacted by weakening economic conditions resulting in lower demand from a number of advertiser categories as well as certain sales execution and systems integration issues, including matters relating to the integration of the sales operations of the acquired businesses under Platform-A into a single sales force. Additionally, Advertising revenues on the AOL Network were negatively affected by certain factors and trends, including increased volume of inventory monetized through lower priced sales channels, declines in the price of advertising inventory in certain inventory segments and an overall increase in marketplace competition. Third Party Network advertising has historically had higher traffic acquisition costs (“TAC”) and, therefore, lower incremental margins than display advertising. Due to the differing cost structures associated with the AOL Network

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

and Third Party Network components of the Global Web Services business, a period-over-period increase or decrease in aggregate Advertising revenues will not necessarily translate into a similar increase or decrease in Operating Income (Loss) before Depreciation and Amortization attributable to AOL’s advertising activities.

During 2008, the Company also experienced a significant decline in Advertising revenues due, in part, to a decrease in business from a major customer of Platform-A Inc. (formerly Advertising.com, Inc.). Revenues from this relationship decreased to $26 million for the year ended December 31, 2008 from $215 million for the year ended December 31, 2007.

Paid-search advertising activities on the AOL Network are conducted primarily through AOL’s strategic relationship with Google Inc. (“Google”). In connection with the expansion of this strategic relationship in April 2006, Google acquired a 5% interest in AOL, and, as a result, 95% of the equity interests in AOL are indirectly held by the Company and 5% are indirectly held by Google. As part of the April 2006 transaction, Google received certain registration rights relating to its equity interest in AOL. In late January 2009, Google exercised its right to request that AOL register Google’s 5% equity interest for sale in an initial public offering. Time Warner has the right, but not the obligation, to purchase Google’s equity interest for cash or shares of Time Warner common stock based on the appraised fair market value of the equity interest in lieu of conducting an initial public offering. The Company has not yet determined in which manner it will proceed.

AOL’s Access Services business offers an online subscription service to consumers that includes dial-up Internet access. AOL continued to experience declines during 2008 in the number of its U.S. subscribers and related revenues, due primarily to AOL’s decisions to focus on its advertising business and offer most of its services (other than Internet access) for free to support the advertising business, AOL’s significant reduction of subscriber acquisition and retention efforts, and the industry-wide decline of the dial-up ISP business and growth in the broadband Internet access business. The decline in U.S. subscribers has moderated, with a decline of 2.4 million for the year ended December 31, 2008 compared to a decline of 3.9 million for the year ended December 31, 2007. The decline in subscribers has had an adverse impact on AOL’s Subscription revenues. However, dial-up network costs have also decreased and are anticipated to continue to decrease as subscribers decline, although AOL expects the rate of the decrease in dial-up network costs to moderate. AOL’s Advertising revenues associated with the AOL Network, in large part, are generated from the activity of current and former AOL subscribers. Therefore, the decline in subscribers also could have an adverse impact on AOL’s Advertising revenues generated on the AOL Network to the extent that subscribers canceling their subscriptions do not maintain their relationship with and usage of the AOL Network.

Cable.  Time Warner’s cable business, TWC, is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas — New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of December 31, 2008, TWC served approximately 14.6 million customers who subscribed to one or more of its video, high-speed data and voice services. In 2008, TWC generated revenues of $17.200 billion (36% of the Company’s overall revenues) and had $8.694 billion in Operating Loss before Depreciation and Amortization and $11.782 billion in Operating Loss, both of which included asset impairments of $14.867 billion, primarily related to the impairment of cable franchise rights.

TWC principally offers three services — video, high-speed data and voice — over its broadband cable systems. TWC markets its services separately and in “bundled” packages of multiple services and features. As of December 31, 2008, 54% of TWC’s customers subscribed to two or more of its primary services, including 21% of its customers who subscribed to all three primary services. Historically, TWC has focused primarily on residential customers, while also selling video, high-speed data and networking and transport services to commercial customers. As part of an increased emphasis on its commercial business, TWC also began selling its commercial Digital Phone service, Business Class Phone, to small- and medium-sized businesses during 2007. During 2008, TWC generated nearly $800 million of revenues from its commercial services. TWC believes

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

providing commercial services will generate additional opportunities for growth. In addition, TWC sells advertising to a variety of national, regional and local customers.

Video is TWC’s largest service in terms of revenues generated and, as of December 31, 2008, TWC had approximately 13.1 million basic video subscribers, of which approximately 8.6 million subscribed to TWC’s digital video service. Although providing video services is a competitive and highly penetrated business, TWC expects to continue to increase video revenues through the offering of advanced digital video services, as well as through price increases and digital video subscriber growth. TWC’s digital video subscribers provide a broad base of potential customers for additional services. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting programming rate increases on existing services, costs associated with retransmission consent agreements, subscriber growth and the expansion of service offerings (e.g., new network channels). TWC expects that its video service margins as a percentage of video revenues will continue to decline over the next few years as increases in programming costs outpace growth in video revenues.

As of December 31, 2008, TWC had approximately 8.4 million residential high-speed data subscribers. TWC expects continued growth in residential high-speed data subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenues is expected to continue to slow over time as high-speed data services become increasingly penetrated. TWC also offers commercial high-speed data services and had 283,000 commercial high-speed data subscribers as of December 31, 2008.

As of December 31, 2008, TWC had approximately 3.7 million residential Digital Phone subscribers. TWC expects increases in Digital Phone subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenues is expected to slow over time as Digital Phone services become increasingly penetrated and as an increasing number of homes in the U.S. replace their traditional telephone service with wireless phone service. TWC rolled out Business Class Phone to small- and medium-sized businesses during 2007 in the majority of its operating areas and substantially completed the roll-out in the remainder of its operating areas during 2008. As of December 31, 2008, TWC had 30,000 commercial Digital Phone subscribers.

TWC faces intense competition from a variety of alternative information and entertainment delivery sources, principally from direct-to-home satellite video providers and certain telephone companies, each of which offers a broad range of services that provide features and functions comparable to those provided by TWC. The services are also offered in bundles of video, high-speed data and voice services similar to TWC’s and, in certain cases, these offerings include wireless services. The availability of these bundled service offerings and of wireless offerings, whether as a single offering or as part of a bundle, has intensified competition. In addition, technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s customers from other providers and intensify the competitive environment. TWC expects that competition will continue to intensify in the future, which may negatively affect the growth of revenue generating units. By continuing to enhance its services with innovative offerings and continuing to focus on customer service, TWC believes it will distinguish its services from those of its competitors.

Beginning in the first quarter of 2009, TWC is undertaking a significant restructuring, primarily consisting of headcount reductions, and expects to incur restructuring charges ranging from $50 million to $100 million during 2009.

Time Warner currently owns approximately 84% of the common stock of TWC (representing a 90.6% voting interest), and also currently owns an indirect 12.43% non-voting equity interest in TW NY Cable Holding Inc. (“TW NY”), a subsidiary of TWC. On May 20, 2008, TWC and its subsidiaries Time Warner Entertainment Company, L.P. (“TWE”) and TW NY entered into a Separation Agreement (the “Separation Agreement”) with Time Warner and its subsidiaries Warner Communications Inc. (“WCI”), Historic TW Inc. (“Historic TW”) and American Television and Communications Corporation (“ATC”), the terms of which will govern TWC’s legal and structural separation from Time Warner. Refer to “Recent Developments” for further details.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Filmed Entertainment.  Time Warner’s Filmed Entertainment segment comprises Warner Bros. Entertainment Group (“Warner Bros.”), one of the world’s leading studios, and New Line Cinema Corporation (“New Line”). In 2008, the Filmed Entertainment segment generated revenues of $11.398 billion (23% of the Company’s overall revenues), $1.228 billion in Operating Income before Depreciation and Amortization and $823 million in Operating Income.

The Filmed Entertainment segment has diversified sources of revenues within its film and television businesses, including an extensive film library and a global distribution infrastructure, which have helped it to deliver consistent long-term operating performance. To increase operational efficiencies and maximize performance within the Filmed Entertainment segment, the Company reorganized the New Line business in 2008 to be operated as a unit of Warner Bros. while maintaining separate development, production and other operations. During 2008, the Company incurred restructuring charges primarily related to involuntary employee terminations in connection with the reorganization. Beginning in the first quarter of 2009, Warner Bros. is undertaking a significant restructuring, primarily consisting of headcount reductions and the outsourcing of certain functions to an external service provider, and expects to incur restructuring charges ranging from $75 million to $100 million during 2009.

Warner Bros. continues to be an industry leader in the television business. During the 2008-2009 broadcast season, Warner Bros. is producing approximately 20 primetime series, with at least one series airing on each of the five broadcast networks (including Two and a Half Men, Without a Trace, Cold Case, ER and Smallville), as well as original series for several cable networks (including The Closer and Nip/Tuck).

As of February 19, 2009, the Screen Actors Guild (“SAG”), which covers performers in feature films and filmed television programs, and the producers of such content, including the Company’s Filmed Entertainment and Networks segments, have yet to reach an agreement on contracts that expired on June 30, 2008. The Company has delayed certain productions to avoid costly shutdowns due to the potential of a SAG strike, and is currently unable to estimate the impact of such delays, if any. Further, in the event an agreement is not reached or the SAG goes on strike, it could cause continued delays in the production of feature films and television programs, as well as higher costs resulting either from the strike or less favorable terms contained in a future agreement.

The sale of DVDs has been one of the largest drivers of the segment’s profit over the last several years. The industry and the Company experienced a decline in DVD sales in 2008 as growing consumer interest in high definition Blu-ray DVDs only partially offset softening consumer demand for standard definition DVDs. Additionally contributing to the overall decline in DVD sales are several factors, including the general economic downturn in the U.S. and many regions around the world, increasing competition for consumer discretionary time and spending, piracy and the maturation of the standard definition DVD format.

Piracy, including physical piracy as well as illegal online file-sharing, continues to be a significant issue for the filmed entertainment industry. Due to technological advances, piracy has expanded from music to movies, television programming and interactive games. The Company has taken a variety of actions to combat piracy over the last several years, including the launch of new services for consumers at competitive price points, aggressive online and customs enforcement, compressed release windows and educational campaigns, and will continue to do so, both individually and together with cross-industry groups, trade associations and strategic partners.

As discussed in Part I, “Item 1. Business — Filmed Entertainment,” of this report, the Company enters into co-financing arrangements with other companies as a way of securing funding for its films and mitigating risk. During 2008, one of the Company’s largest co-financing partners informed the Company that difficulties in the credit markets had led to a delay in securing the financing necessary to fund the partner’s 50% share (approximately $120 million) of the production costs on four films released during the second half of 2008. As a result, the Company has accounted for these four films in the accompanying consolidated financial statements as if they were wholly owned. The Company is unsure whether this co-financing partner will ultimately secure the funding for

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

amounts due on these four 2008 productions or the funding it had committed for films slated for release in 2009, and the difficulties in the credit market may also reduce the Company’s ability to attract other financial partners to co-finance its films. These or similar difficulties relating to co-financing arrangements may continue in 2009 and in future periods. As a result, the Company may have to provide more funding for film production costs than it has in the past and may have to take on additional risk with respect to films the risks of which it would have otherwise sought to mitigate with a co-financing arrangement.

Networks.  Time Warner’s Networks segment comprises Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“HBO”). In 2008, the Networks segment generated revenues of $11.154 billion (22% of the Company’s overall revenues), $3.487 billion in Operating Income before Depreciation and Amortization and $3.118 billion in Operating Income.

The Turner networks — including such recognized brands as TNT, TBS, CNN, Cartoon Network, truTV and HLN (formerly CNN Headline News) — are among the leaders in advertising-supported cable TV networks. For seven consecutive years, more primetime households have watched advertising-supported cable TV networks than the national broadcast networks. The Turner networks generate revenues principally from receipt of monthly subscriber fees paid by cable system operators, satellite distribution services, telephone companies and other distributors and from the sale of advertising. Key contributors to Turner’s success are its continued investments in high-quality programming focused on sports, original and syndicated series, news, network movie premieres and animation leading to strong ratings and Subscription and Advertising revenue growth, as well as strong brands and operating efficiencies.

HBO operates the HBO and Cinemax multichannel premium pay television programming services, with the HBO service ranking as the nation’s most widely distributed premium pay television service. HBO generates revenues principally from monthly subscriber fees from cable system operators, satellite distribution services, telephone companies and other distributors. An additional source of revenues is the sale of its original programming, including The Sopranos, Sex and the City, Rome and Entourage.

During 2008, the results of the Networks segment benefited from the segment’s recent international expansion efforts, including Turner’s fourth-quarter 2007 acquisition of seven pay networks operating principally in Latin America and HBO’s acquisitions of additional interests in HBO Asia and HBO South Asia during the fourth quarter of 2007 and the first quarter of 2008. During 2008, these acquired businesses contributed incremental revenues and Operating Income before Depreciation and Amortization of $137 million and $15 million, respectively. On December 19, 2008, HBO acquired an additional interest in and began consolidating the operating results of the HBO Latin America Group, consisting of HBO Brasil, HBO Olé and HBO Latin America Production Services (collectively, “HBO LAG”). The Company anticipates that international expansion will continue to be an area of focus at the Networks segment for the foreseeable future.

Publishing.  Time Warner’s Publishing segment consists principally of magazine publishing and related websites as well as a number of direct-marketing and direct-selling businesses. In 2008, the Publishing segment generated revenues of $4.608 billion (10% of the Company’s overall revenues) and had $6.416 billion in Operating Loss before Depreciation and Amortization and $6.624 billion in Operating Loss, both of which included asset impairments of $7.195 billion, primarily related to reductions in the carrying values of goodwill and identifiable intangible assets. In addition, in the fourth quarter of 2008, the Publishing segment incurred restructuring charges in connection with a significant reorganization of its operations.

As of December 31, 2008, Time Inc. published 23 magazines in the U.S., including People, Sports Illustrated, Time, InStyle, Real Simple, Southern Living and Fortune, and over 90 magazines outside the U.S., primarily through IPC Media (“IPC”) in the U.K. and Grupo Editorial Expansión (“GEE”) in Mexico. The Publishing segment generates revenues primarily from advertising (including advertising on digital properties), magazine subscriptions and newsstand sales. Time Inc. also owns the magazine subscription marketer, Synapse Group, Inc. (“Synapse”), and in August 2008 purchased the school and youth group fundraising company QSP, Inc. and its Canadian affiliate,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Quality Service Programs Inc. (collectively, “QSP”). Advertising sales at the Publishing segment, particularly print advertising sales, continue to be significantly affected by the current economic environment as evidenced by their decline during 2008. Time Inc. continues to invest in developing digital content, including the expansion of the CNNMoney, People, and Sports Illustrated digital properties as well as the expansion of digital properties owned by IPC and GEE. For the year ended December 31, 2008, online Advertising revenues were 10% of Time Inc.’s total Advertising revenues, compared to 7% for the year ended December 31, 2007. Time Inc.’s direct-selling division, Southern Living At Home, which is held for sale, sells home decor products through independent consultants at parties hosted in people’s homes throughout the U.S.

Recent Developments

TWC Separation from Time Warner and Reverse Stock Split of Time Warner Common Stock

On May 20, 2008, the Company and its subsidiaries WCI, Historic TW and ATC entered into the Separation Agreement with TWC and its subsidiaries TWE and TW NY. Pursuant to the Separation Agreement, (i) Time Warner will complete certain internal restructuring transactions, (ii) Historic TW, a wholly-owned subsidiary of Time Warner, will transfer its 12.43% interest in TW NY to TWC in exchange for 80 million newly issued shares of TWC Class A Common Stock (the “TW NY Exchange”), (iii) all TWC Class A Common Stock and TWC Class B Common Stock then held by Historic TW will be distributed to Time Warner, (iv) TWC will declare and pay a special cash dividend (the “Special Dividend”) of $10.855 billion ($10.27 per share of TWC Common Stock) to be distributed pro rata to all holders of TWC Class A Common Stock and TWC Class B Common Stock, resulting in the receipt by Time Warner of approximately $9.25 billion from the dividend prior to the Distribution (as defined below), (v) TWC will file with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation, pursuant to which, among other things, each outstanding share of TWC Class A Common Stock and TWC Class B Common Stock will automatically be converted into one share of common stock, par value $0.01 per share (the “TWC Common Stock”), and (vi) Time Warner had the option to distribute all the issued and outstanding shares of TWC Common Stock then held by Time Warner to its stockholders in one of the following manners: as (a) a pro rata dividend in a spin-off, (b) an exchange offer in a split-off or (c) a combination thereof (the “Distribution”) ((i) to (vi) collectively, the “TWC Separation Transactions”). On February 18, 2009, the Company notified TWC of Time Warner’s election to effect the Distribution in the form of a spin-off.

Upon consummation of the TWC Separation Transactions, Time Warner’s stockholders and/or former stockholders will hold approximately 85.2% of the issued and outstanding TWC Common Stock, and TWC’s stockholders other than Time Warner will hold approximately 14.8% of the issued and outstanding TWC Common Stock.

The Separation Agreement contains customary covenants, and consummation of the TWC Separation Transactions is subject to customary closing conditions, including customary regulatory reviews and local franchise approvals, the receipt of a favorable ruling from the Internal Revenue Service that the TWC Separation Transactions will generally qualify as tax-free for Time Warner and Time Warner’s stockholders, the receipt of certain tax opinions and the entry into the 2008 Cable Bridge Facility and the Supplemental Credit Agreement (each as defined below under “2008 Cable Bond Offerings and Credit Facilities”). As of February 12, 2009, all regulatory and other necessary governmental reviews of the TWC Separation Transactions have been satisfactorily completed. Time Warner and TWC expect the TWC Separation Transactions to be consummated in the first quarter of 2009. See Item 1A, “Risk Factors,” in Part I of this report, for a discussion of risk factors relating to the separation of TWC from the Company.

In connection with the TWC Separation Transactions, at a special stockholder meeting held on January 16, 2009, the Company obtained stockholder approval to implement, at the discretion of the Company’s Board of Directors, a reverse stock split of the Company’s common stock prior to December 31, 2009 at a ratio of either 1-for-2 or 1-for-3.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

In addition, in connection with the TWC Separation Transactions, and as provided for in the Company’s equity plans, the number of stock options, restricted stock units (“RSUs”) and target performance stock units (“PSUs”) outstanding at the separation and the exercise prices of such stock options will be adjusted to maintain the fair value of those awards. The changes in the number of equity awards and the exercise prices will be determined by comparing the fair value of such awards immediately prior to the TWC Separation Transactions to the fair value of such awards immediately after the TWC Separation Transactions. In performing this analysis, the only assumptions that would change relate to the Time Warner stock price and the employee’s exercise price. The modifications to the outstanding equity awards will be made pursuant to existing antidilution provisions in the Company’s equity plans.

Under the terms of Time Warner’s equity plans and related award agreements, as a result of the TWC Separation Transactions, TWC employees who hold Time Warner equity awards will be treated as if their employment with Time Warner had been terminated without cause at the time of the separation. For most TWC employees, this treatment will result in the forfeiture of unvested stock options and shortened exercise periods for vested stock options and pro rata vesting of the next installment of (and forfeiture of the remainder of) the RSUs. TWC plans to grant “make-up” TWC equity awards or make cash payments to TWC employees that are generally intended to offset any loss of economic value in Time Warner equity awards as a result of the separation.

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

2008 Cable Bond Offerings and Credit Facilities

On June 19, 2008, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures, and on November 18, 2008, TWC issued $2.0 billion in aggregate principal amount of senior unsecured notes in two separate public offerings registered under the Securities Act of 1933, as amended (the “2008 Cable Bond Offerings”). TWC expects to use the net proceeds from the 2008 Cable Bond Offerings to finance, in part, the Special Dividend. If the TWC Separation Transactions are not consummated and the Special Dividend is not paid, TWC will use the net proceeds for general corporate purposes, including repayment of indebtedness. Additionally, to finance, in part, the Special Dividend, on June 30, 2008, TWC entered into a credit agreement with certain financial institutions for a senior unsecured term loan facility originally in an aggregate principal amount of $9.0 billion with an initial maturity date that is 364 days after the borrowing date (the “2008 Cable Bridge Facility”). TWC may elect to extend the maturity date of the loans outstanding under the 2008 Cable Bridge Facility for an additional year. As a result of the 2008 Cable Bond Offerings, the amount of the commitments of the lenders under the 2008 Cable Bridge Facility was reduced to $2.070 billion. As discussed in “Financial Condition and Liquidity,” the Company does not expect that Lehman Brothers Commercial Bank will fund its $138 million in commitments under the 2008 Cable Bridge Facility as a result of the bankruptcy of Lehman Brothers Holdings Inc., and, therefore, the Company has included only $1.932 billion of commitments under the 2008 Cable Bridge Facility in its total unused committed capacity as of December 31, 2008. TWC may not borrow any amounts under the 2008 Cable Bridge Facility unless and until the Special Dividend is declared. On December 10, 2008, Time Warner (as lender) and TWC (as borrower) entered into a credit agreement for a two-year $1.535 billion senior unsecured supplemental term loan facility (the “Supplemental Credit Agreement”). TWC may borrow under the Supplemental Credit Agreement only to repay amounts outstanding at the final maturity of the 2008 Cable Bridge Facility, if any. See “Financial Condition and Liquidity” and Note 7 to the accompanying consolidated financial statements for further details regarding the 2008 Cable Bond Offerings, the 2008 Cable Bridge Facility and the Supplemental Credit Agreement.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

TWC Investment in Clearwire

In November 2008, TWC, Intel Corporation, Google, Comcast Corporation (together with its subsidiaries, “Comcast”) and Bright House Networks, LLC collectively invested $3.2 billion in Clearwire Corporation, a wireless broadband communications company (“Clearwire Corp”), and one of its operating subsidiaries (“Clearwire LLC,” and, collectively with Clearwire Corp, “Clearwire”). TWC invested $550 million for membership interests in Clearwire LLC and received voting and board of director nomination rights in Clearwire Corp. Clearwire LLC was formed by the combination of Sprint Nextel Corporation’s (“Sprint”) and Clearwire Corp’s respective wireless broadband businesses and is focused on deploying the first nationwide fourth-generation wireless network to provide mobile broadband services to wholesale and retail customers. In connection with the transaction, TWC entered into a wholesale agreement with Sprint that allows TWC to offer wireless services utilizing Sprint’s second-generation and third-generation network and a wholesale agreement with Clearwire that will allow TWC to offer wireless services utilizing Clearwire’s mobile broadband wireless network. TWC allocated $20 million of its $550 million investment in Clearwire LLC to TWC’s rights under these agreements, which TWC believes represents the fair value of favorable pricing provisions contained in the agreements. Such assets are included in other assets in the accompanying consolidated balance sheet as of December 31, 2008 and will be amortized over the estimated lives of the agreements. TWC’s investment in Clearwire LLC is being accounted for under the equity method of accounting. During the fourth quarter of 2008, TWC recorded a noncash pretax impairment of $367 million on its investment in Clearwire LLC as a result of a significant decline in the estimated fair value of Clearwire, reflecting the Clearwire Corp stock price decline from May 2008, when TWC agreed to make its investment. The Company expects that Clearwire will incur losses in its early periods of operation. See Note 3 to the accompanying consolidated financial statements.

HBO Acquisitions

On December 27, 2007 and January 2, 2008, the Company, through its Networks segment, purchased additional interests in HBO Asia and HBO South Asia (collectively, “HBO Asia”) and on December 19, 2008 purchased an additional interest in HBO LAG. The additional interests purchased in each of these three multi-channel pay-television programming services ranged in size from approximately 20% to 30%, and the aggregate purchase price was approximately $275 million, net of cash acquired. As a result of purchasing the additional interests, the Company became the primary beneficiary of each of these variable interest entities and began consolidating the results of HBO Asia and HBO LAG as of the approximate dates the respective transactions occurred. See Notes 3 and 4 to the accompanying consolidated financial statements.

Litigation Related to the Sale of the Atlanta Hawks and Thrashers Franchises (the “Winter Sports Teams”)

On October 8, 2008, a trial commenced in Georgia state court in connection with a complaint that had been filed in June 2005 by David McDavid and certain related entities (collectively, “McDavid”) against Turner and the Company relating to an alleged oral agreement between plaintiffs and Turner for the sale of the Atlanta Hawks and Thrashers sports franchises and certain operating rights to the Philips Arena. The trial against Turner concluded on December 2, 2008, and, on December 9, 2008, the jury announced its verdict in favor of McDavid on plaintiffs’ breach of contract and promissory estoppel claims, awarding damages on those claims of $281 million and $35 million, respectively. Pursuant to the court’s direction that McDavid choose one of the two claim awards, McDavid elected the $281 million award. On January 12, 2009, Turner filed a motion to overturn the jury verdict or, in the alternative, for a new trial. The Company intends to defend against this lawsuit vigorously. As of December 31, 2008, the Company has recorded a reserve relating to the case of $281 million. See Note 3 to the accompanying consolidated financial statements.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Bebo Acquisition

On May 14, 2008, the Company, through its AOL segment, completed the acquisition of Bebo, a leading global social media network, for $860 million, net of cash acquired, $8 million of which was paid by the Company in the first quarter of 2009. The operating results of Bebo did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2008. See Note 3 to the accompanying consolidated financial statements.

Buy.at Acquisition

On February 5, 2008, the Company, through its AOL segment, completed the acquisition of Perfiliate Limited (“buy.at”), which provides performance-based e-commerce marketing services to advertisers, for $125 million in cash, net of cash acquired. The operating results of buy.at did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2008. See Note 3 to the accompanying consolidated financial statements.

Impairment Testing of Goodwill and Identifiable Intangible Assets

In connection with the annual impairment analyses, which were performed during the fourth quarter of 2008, the Company recorded asset impairments of $24.168 billion. The asset impairments recorded reduced the carrying values of goodwill at the AOL and Publishing segments by $2.207 billion and $6.007 billion, respectively, the carrying values of certain tradenames at the Publishing segment by $1.132 billion, including $614 million of finite-lived intangible assets, and the carrying values of cable franchise rights at the Cable segment by $14.822 billion. See Notes 1 and 2 to the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

Recent Accounting Standards

See Note 1 to the accompanying consolidated financial statements for a discussion of recent accounting standards.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Significant Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by significant transactions and certain other items in each period as follows (millions):

	Years Ended December 31,
	2008	2007	2006

Amounts related to securities litigation and government investigations	$(21)	$(171)	$(705)
Asset impairments	(24,309)	(36)	(213)
Gain (loss) on disposal of assets, net	(16)	689	791

Impact on Operating Income (Loss)	(24,346)	482	(127)
Investment gains (losses), net	(426)	211	1,048
Costs related to the separation of TWC	(217)	—	—
Share of equity investment gain on disposal of assets	30	—	—
Minority interest impacts on certain of the above items	2,386	(58)	(38)

Pretax impact	(22,573)	635	883
Income tax impact	5,597	(340)	(573)
Other tax items affecting comparability	(6)	131	1,384

After-tax impact	$(16,982)	$426	$1,694

In addition to the items affecting comparability above, the Company incurred merger-related, restructuring and shutdown costs of $359 million, $262 million and $400 million during the years ended December 31, 2008, 2007 and 2006, respectively. For further discussions of merger-related, restructuring and shutdown costs, refer to the “Consolidated Results” and “Business Segment Results” discussions.

Amounts Related to Securities Litigation

The Company recognized legal reserves as well as legal and other professional fees related to the defense of various securities lawsuits, totaling $21 million, $180 million and $762 million in 2008, 2007 and 2006, respectively. In addition, the Company recognized related insurance recoveries of $9 million and $57 million in 2007 and 2006, respectively.

Asset Impairments

During the year ended December 31, 2008, the Company recorded noncash impairments related to goodwill and identifiable intangible assets of $14.822 billion, $7.139 billion and $2.207 billion at the Cable, Publishing and AOL segments, respectively. The Company also recorded noncash impairments of $22 million related to asset writedowns in connection with facility consolidations at the AOL segment, $45 million related to certain non-core cable systems at the Cable segment, $18 million related to GameTap, an online video game business, at the Networks segment and $30 million related to a sub-lease with a tenant that filed for bankruptcy in September 2008, $21 million related to Southern Living At Home, which is held for sale, and $5 million related to certain other asset write-offs at the Publishing segment. See Notes 1 and 2 to the accompanying consolidated financial statements.

During the year ended December 31, 2007, the Company recorded noncash impairments of $2 million at the AOL segment related to asset write-offs in connection with facility closures and a $34 million noncash impairment at the Networks segment related to the impairment of the Courtroom Television Network LLC (“Court TV”) tradename as a result of rebranding the Court TV network name to truTV.

During the year ended December 31, 2006, the Company recorded a noncash impairment of $200 million at the Networks segment to reduce the carrying value of The WB Network’s goodwill. In September 2006, the stand-alone

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

operations of The WB Network ceased and the business was contributed into The CW Television Network (“The CW”). In addition, the Company recorded a $13 million noncash impairment at the AOL segment related to asset writedowns and the closure of several facilities.

Gain (Loss) on Disposal of Assets, Net

For the year ended December 31, 2008, the Company recorded a $13 million loss on the sale of certain non-core cable systems at the Cable segment and a $3 million loss on the sale of GameTap at the Networks segment.

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

Investment Gains (Losses), Net

For the year ended December 31, 2008, the Company recognized net losses of $426 million primarily related to a $367 million impairment of the Company’s investment in Clearwire LLC, a $38 million impairment of the Company’s investment in Eidos plc (formerly SCi Entertainment Group plc) (“Eidos”), and $10 million of losses resulting from market fluctuations in equity derivative instruments. See Note 4 to the accompanying consolidated financial statements.

For the year ended December 31, 2007, the Company recognized net gains of $211 million primarily related to the sale of investments, including a $56 million gain on the sale of the Company’s investment in Oxygen Media Corporation, a $100 million gain on the Company’s sale of its 50% interest in Bookspan and a $146 million gain at the Cable segment on TWC’s deemed sale of its 50% interest in the pool of assets consisting of the Houston cable systems (the “Houston Pool”) in connection with the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) to TWC and Comcast (the “TKCCP Gain”), partially offset by a $73 million impairment of the Company’s investment in The CW and a $57 million impairment of the Company’s investment in Eidos. For the year ended December 31, 2007, investment gains, net also included $2 million of gains resulting from market fluctuations in equity derivative instruments.

For the year ended December 31, 2006, the Company recognized net gains of $1.048 billion primarily related to the sale of investments, including an $800 million gain on the sale of the Company’s investment in Time Warner Telecom Inc. (“Time Warner Telecom”), a $157 million gain on the sale of the Company’s investment in the Warner Village Theme Parks (the “Theme Parks”) and a $51 million gain on the sale of the Company’s investment in Canal Satellite Digital. For the year ended December 31, 2006, investment gains, net also included $10 million of gains resulting from market fluctuations in equity derivative instruments.

Costs Related to the Separation of TWC

During the year ended December 31, 2008, the Company incurred pretax costs related to the separation of TWC of $217 million, including direct transaction costs (e.g., legal and professional fees) of $29 million (which have been reflected in other income (loss), net in the accompanying consolidated statement of operations), and financing costs incurred in anticipation of the TWC Separation Transactions of $188 million (which have been reflected in interest expense, net in the accompanying consolidated statement of operations). For the year ended December 31, 2008, financing costs included $143 million in net interest expense on the $7.0 billion principal amount of debt

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

securities issued in the 2008 Cable Bond Offerings (after considering the impact of the use of a portion of the net proceeds of such offerings to repay variable-rate debt with lower interest rates and the investment of the remainder in various short-term investments) and $45 million of debt issuance costs, primarily related to the portion of the upfront loan fees for the 2008 Cable Bridge Facility that was expensed due to the reduction of commitments under such facility as a result of the 2008 Cable Bond Offerings. The Company expects to incur additional direct transaction costs and financing costs related to the separation of TWC.

Share of Equity Investment Gain on Disposal of Assets

For the year ended December 31, 2008, the Company recognized its $30 million share of a pretax gain on the sale of a Central European documentary channel of an equity method investee.

Minority Interest Impacts

For the year ended December 31, 2008, expense of $2.386 billion was attributed to minority interests associated with items affecting comparability, which primarily reflects the respective minority owners’ shares of impairments related to goodwill and identifiable intangible assets, the costs related to the separation of TWC and the impairment of certain non-core cable systems.

For the year ended December 31, 2007, income of $58 million was attributed to minority interests associated with items affecting comparability, which primarily reflects the respective minority owners’ shares of the gains on TWC’s deemed sale of its interest in the Houston Pool and on the sale of AOL’s German access business.

For the year ended December 31, 2006, income of $38 million was attributed to minority interest associated with items affecting comparability, which primarily reflects Google’s share of the gains on the sales of AOL’s French and U.K. access businesses.

Income Tax Impact and Other Tax Items Affecting Comparability

The income tax impact reflects the estimated tax or tax benefit associated with each item affecting comparability. Such estimated taxes or tax benefits vary based on certain factors, including the taxability or deductibility of the items and foreign tax on certain gains. The Company’s tax provision also includes certain other items affecting comparability, including, for the year ended December 31, 2007, tax benefits of $125 million related to the realization of tax attribute carryforwards and, for the year ended December 31, 2006, tax benefits of $1.134 billion related to the realization of tax attribute carryforwards and $234 million related primarily to tax reserves associated with shareholder litigation.

2008 vs. 2007

Consolidated Results

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations.

Revenues.  The components of revenues are as follows (millions):

	Years Ended December 31,
	2008	2007	% Change

Subscription	$25,786	$24,904	4%
Advertising	8,742	8,799	(1%)
Content	11,432	11,708	(2%)
Other	1,024	1,071	(4%)

Total revenues	$46,984	$46,482	1%

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The increase in Subscription revenues for the year ended December 31, 2008 was primarily related to increases at the Cable and Networks segments, offset partially by a decline at the AOL segment. The increase at the Cable segment was primarily driven by the continued growth of digital video subscriptions and video price increases, as well as growth in high-speed data and Digital Phone subscribers. The increase at the Networks segment was due primarily to higher subscription rates at both Turner and HBO and, to a lesser extent, an increase in the number of subscribers for Turner’s networks, as well as the impact of international expansion. The decline in Subscription revenues at the AOL segment resulted primarily from a decrease in the number of domestic AOL brand subscribers and the sale of AOL’s German access business in the first quarter of 2007, which resulted in a decrease of approximately $90 million for the year ended December 31, 2008.

The decrease in Advertising revenues for the year ended December 31, 2008 was primarily due to declines at the Publishing and AOL segments, partially offset by growth at the Networks segment. The decrease at the Publishing segment was due to declines in domestic print Advertising revenues, international print Advertising revenues, including the impact of foreign exchange rates at IPC, and custom publishing revenues, as well as the impacts of the 2007 closures of LIFE and Business 2.0 magazines and the sale of four non-strategic magazine titles in the third quarter of 2007, partly offset by growth in online revenues. The decrease at the AOL segment was primarily due to declines in display advertising, partially offset by an increase in paid search advertising. The increase in Advertising revenues at the Networks segment was driven primarily by Turner’s domestic entertainment and news networks.

The decrease in Content revenues for the year ended December 31, 2008 was principally related to a decline at the Filmed Entertainment segment, mainly due to decreases in both television and theatrical product revenues, partially offset by the impact of the acquisition of TT Games Limited (“TT Games”) in the fourth quarter of 2007.

Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  For 2008 and 2007, costs of revenues totaled $27.289 billion and $27.426 billion, respectively, and, as a percentage of revenues, were 58% and 59%, respectively. The segment variations are discussed in detail in “Business Segment Results.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 5% to $10.163 billion in 2008 from $9.653 billion in 2007. The increase in selling, general and administrative expenses is primarily related to increases at the Networks, Filmed Entertainment and Cable segments, partially offset by declines at the AOL and Publishing segments. The segment variations are discussed in detail in “Business Segment Results.”

Included in costs of revenues and selling, general and administrative expenses is depreciation expense, which increased to $3.806 billion in 2008 from $3.738 billion in 2007, primarily related to an increase at the Cable segment, partially offset by a decline at the AOL segment. The increase at the Cable segment was primarily associated with purchases of customer premise equipment, scalable infrastructure and line extensions occurring during or subsequent to 2007. The decline at the AOL segment was primarily due to a reduction in network assets due to subscriber declines.

Amortization Expense.  Amortization expense increased 16% to $784 million in 2008 from $674 million in 2007, related to increases at the AOL, Networks and Filmed Entertainment segments, primarily due to recent business acquisitions.

Amounts Related to Securities Litigation.  The Company recognized legal reserves as well as legal and other professional fees related to the defense of various securities lawsuits totaling $21 million and $180 million in 2008 and 2007, respectively. In addition, the Company recognized related insurance recoveries of $9 million in 2007.

Merger-related, Restructuring and Shutdown Costs.  During the year ended December 31, 2008, the Company incurred restructuring costs of $359 million, primarily related to various employee terminations and other exit activities, including $17 million at the AOL segment, $15 million at the Cable segment, $142 million at the Filmed Entertainment segment, $176 million at the Publishing segment and $12 million at the Corporate

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

segment, partially offset by a reversal of $3 million at the Networks segment. The total number of employees terminated across the segments in 2008 was approximately 2,800.

During the year ended December 31, 2007, the Company incurred restructuring costs of $262 million, primarily related to various employee terminations and other exit activities, including $125 million at the AOL segment, $13 million at the Cable segment, $37 million at the Networks segment, $67 million at the Publishing segment and $10 million at the Corporate segment. The total number of employees terminated across the segments in 2007 was approximately 4,400. In addition, the Cable segment also expensed $10 million of non-capitalizable merger-related and restructuring costs associated with the 2006 transactions with Adelphia Communications Corporation (“Adelphia”) and Comcast (the “Adelphia/Comcast Transactions”) (Note 12).

Operating Income (Loss).  Operating Loss was $15.957 billion in 2008 compared to Operating Income of $8.949 billion in 2007. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $24.346 billion of expense, net and $482 million of income, net for 2008 and 2007, respectively, Operating Income (Loss) decreased $78 million, primarily reflecting declines at the Publishing, AOL and Filmed Entertainment segments, partially offset by growth at the Cable and Networks segments and decreased expenses at the Corporate segment. The segment variations are discussed under “Business Segment Results.”

Interest Expense, Net.  Interest expense, net decreased to $2.250 billion in 2008 from $2.299 billion in 2007. The decrease in interest expense is primarily due to lower average interest rates on net debt, partially offset by $45 million of debt issuance costs primarily related to the portion of the upfront loan fees for the 2008 Cable Bridge Facility that was expensed at the Cable segment due to the reduction of commitments under such facility as a result of the 2008 Cable Bond Offerings. Included in interest expense, net for 2008 was $143 million in net interest expense on the $7.0 billion principal amount of debt securities issued in the 2008 Cable Bond Offerings (after considering the impact of the use of a portion of the net proceeds of such offerings to repay variable-rate debt with lower interest rates and the investment of the remainder in various short-term investments).

Other Income (Loss), Net.  Other income (loss), net detail is shown in the table below (millions):

	Years Ended December 31,
	2008	2007

Investment gains (losses), net	$(426)	$211
Income (loss) from equity investees, net	34	(14)
Other	(24)	(52)

Other income (loss), net	$(416)	$145

The changes in investment gains (losses), net are discussed under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of investment gains (losses), net, other income, net increased mainly due to higher income from equity method investees for the year ended December 31, 2008 primarily due to the Company’s recognition of its $30 million share of a pretax gain on the sale of a Central European documentary channel of an equity method investee and a decrease in other losses primarily as a result of the favorable impact of foreign exchange rates.

Minority Interest Income (Expense), Net.  Time Warner had $1.974 billion of minority interest income, net in 2008 compared to $408 million of minority interest expense, net in 2007. The change related primarily to the minority owners’ shares of the noncash impairments related to goodwill and identifiable intangible assets, the costs related to the separation of TWC, the impairment of certain non-core cable systems and the absence in the first quarter of 2008 of the respective minority owners’ shares of the gain on the sale of AOL’s German access business and the TKCCP Gain, both of which occurred during the first quarter of 2007.

Income Tax Benefit (Provision).  Income tax benefit from continuing operations was $3.247 billion in 2008 compared to an expense of $2.336 billion in 2007. The Company’s effective tax rate for continuing operations was a

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

benefit of 20% for the year ended December 31, 2008 compared to an expense of 37% for year ended December 31, 2007. The change is primarily attributable to the portion of the goodwill impairments that do not generate a tax benefit.

Income (Loss) from Continuing Operations.  Loss from continuing operations was $13.402 billion in 2008 compared to income of $4.051 billion in 2007. Basic and diluted loss per common share from continuing operations were both $3.74 in 2008 compared to basic and diluted income per common share from continuing operations of $1.09 and $1.08, respectively, in 2007. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $16.982 million of expense and $426 million of income, net in 2008 and 2007, respectively, income from continuing operations decreased by $45 million, primarily reflecting lower Operating Income (Loss), as noted above.

Discontinued Operations, Net of Tax.  The financial results for the year ended December 31, 2007 included the impact of treating certain businesses sold, which included Tegic Communications, Inc. (“Tegic”), Wildseed LLC (“Wildseed”), the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts, Inc. (“Leisure Arts”) and the Atlanta Braves baseball franchise (the “Braves”), as discontinued operations. For additional information, see Note 3 to the accompanying consolidated financial statements.

Net Income (Loss) and Net Income (Loss) Per Common Share.  Net loss was $13.402 billion in 2008 compared to net income of $4.387 billion in 2007. Basic and diluted net loss per common share were both $3.74 in 2008 compared to basic and diluted net income per common share $1.18 and $1.17, respectively, in 2007.

Business Segment Results

AOL.  Revenues, Operating Income (Loss) before Depreciation and Amortization and Operating Income (Loss) of the AOL segment for the years ended December 31, 2008 and 2007 are as follows (millions):

	Years Ended December 31,
	2008	2007	% Change

Revenues:
Subscription	$1,929	$2,788	(31%)
Advertising	2,096	2,231	(6%)
Other	140	162	(14%)

Total revenues	4,165	5,181	(20%)
Costs of revenues(a)	(1,973)	(2,289)	(14%)
Selling, general and administrative(a)	(617)	(931)	(34%)
Gain on disposal of consolidated businesses	—	667	(100%)
Gain on disposal of assets	—	16	(100%)
Asset impairments	(2,229)	(2)	NM
Restructuring costs	(17)	(125)	(86%)

Operating Income (Loss) before Depreciation and Amortization	(671)	2,517	NM
Depreciation	(310)	(408)	(24%)
Amortization	(166)	(96)	73%

Operating Income (Loss)	$(1,147)	$2,013	NM

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

The decline in Subscription revenues was primarily due to a decrease in the number of domestic AOL brand subscribers and the sale of AOL’s German access business in the first quarter of 2007, which resulted in a decrease of approximately $90 million for the year ended December 31, 2008.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The number of domestic AOL brand subscribers was 6.9 million, 7.5 million and 9.3 million as of December 31, 2008, September 30, 2008 and December 31, 2007, respectively. The average revenue per domestic AOL brand subscriber (“ARPU”) was $18.38 and $18.66 for the years ended December 31, 2008 and 2007, respectively. AOL includes in its subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service. Domestic AOL brand subscribers include subscribers participating in introductory free-trial periods and subscribers that are not paying any, or are paying reduced, monthly fees through member service and retention programs, which together represent 2% or less of AOL’s total subscribers as of December 31, 2008 and 2007. Individuals who have registered for the free AOL service, including subscribers who have migrated from paid subscription plans, are not included in the AOL brand subscriber numbers presented above.

The continued decline in domestic subscribers is the result of a number of factors, including the effects of AOL’s strategy, which has resulted in the migration of subscribers to the free AOL services, declining registrations for the paid service in response to AOL’s significantly reduced marketing efforts and increased competition from broadband access providers. The decrease in ARPU for the year ended December 31, 2008 compared to the year ended December 31, 2007 was due primarily to a shift in the subscriber mix to lower-priced plans and a decrease in premium services revenues, partially offset by an increase in the percentage of revenue-generating customers and price increases for lower-priced plans.

Advertising services include display advertising (which includes certain types of impression-based and performance-driven advertising) and paid-search advertising, both domestically and internationally, which are provided on both the AOL Network and the Third Party Network. The components of Advertising revenues for the years ended December 31, 2008 and 2007 are as follows (millions):

	Years Ended December 31,
	2008	2007	% Change

AOL Network:
Display	$751	$919	(18%)
Paid-search	699	657	6%

Total AOL Network	1,450	1,576	(8%)
Third Party Network	646	655	(1%)

Total Advertising revenues	$2,096	$2,231	(6%)

The decrease in display Advertising revenues generated on the AOL Network was primarily due to weak economic conditions resulting in lower demand from a number of advertiser categories, the challenges of integrating recently acquired businesses (including certain sales execution and system integration issues), increased volume of inventory monetized through lower priced sales channels and pricing declines in certain inventory segments. In addition, display Advertising revenues generated on the AOL Network for the year ended December 31, 2007 included a $19 million benefit recognized in the first quarter of 2007 related to a change in an accounting estimate as a result of more timely system data. The increase in paid-search Advertising revenues on the AOL Network, which are generated primarily through AOL’s strategic relationship with Google, was attributable primarily to broader distribution through the AOL Network and higher revenues per search query on certain AOL Network properties.

The decrease in Advertising revenues on the Third Party Network was primarily due to a decrease of $189 million due to a change in the relationship with a major customer of Platform-A Inc., partly offset by increased revenues of $131 million attributable to recent business acquisitions and other advertising growth of $49 million. The Company anticipates a continued decline in Advertising revenues from this customer in 2009. The Company generated $17 million of revenues from this customer in the first quarter of 2008.

Total Advertising revenues for the three months ended December 31, 2008 were flat compared to the three months ended September 30, 2008, reflecting a decrease in search and display Advertising revenues at AOL Europe,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

due in part to the impact of foreign exchange rates, offset primarily by an increase in domestic display Advertising revenue on the AOL Network due to seasonality.

The Company expects Advertising revenues at the AOL segment in the first quarter of 2009 to be less than those generated during the first quarter of 2008, primarily reflecting weak economic conditions.

Costs of revenues decreased 14%, and, as a percentage of revenues, were 47% and 44% in 2008 and 2007, respectively. Excluding an approximate $70 million decrease attributable to the sales of AOL’s European access businesses, costs of revenues declined due primarily to decreases in network-related expenses, personnel-related costs including incentive pay, royalties and customer service expenses, primarily associated with the closures and sales of certain customer support call centers, partially offset by an increase in TAC. TAC consists of the costs of acquiring third-party online advertising inventory and costs incurred in connection with distributing AOL’s free products or services or otherwise directing traffic to the AOL Network. TAC increased 14% to $687 million in 2008 from $604 million in 2007, due primarily to a new product distribution agreement.

Selling, general and administrative expenses decreased 34% to $617 million in 2008, of which approximately $30 million was attributable to the sales of AOL’s European access businesses. The remaining decrease in selling, general and administrative expenses reflects a significant reduction in direct marketing costs of approximately $120 million, primarily due to reduced subscriber acquisition marketing as part of AOL’s strategy, and other cost savings, primarily related to reduced headcount and other personnel-related costs including incentive pay. Selling, general and administrative expenses for 2008 also included $22 million of external costs related to the process of separating AOL’s Access Services and Global Web Services businesses.

As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2008 results included a $2.207 billion noncash impairment to reduce the carrying value of goodwill and a $22 million noncash impairment related to asset writedowns in connection with facility consolidations. The 2007 results included a net pretax gain of $668 million on the sale of AOL’s German access business, a net $1 million reduction to the gain on the sale of AOL’s U.K. access business, a gain of $16 million related to the sale of a building and a $2 million noncash asset impairment related to asset write-offs in connection with facility closures. In addition, the 2008 results included net restructuring charges of $17 million primarily related to involuntary employee terminations and facility closures and the 2007 results included net restructuring charges of $125 million, reflecting $140 million of restructuring charges, primarily related to involuntary employee terminations, asset write-offs and facility closures, which were partially offset by the reversal of $15 million of restructuring charges that were no longer needed due to changes in estimates. Beginning in the first quarter of 2009, AOL is undertaking a significant restructuring, primarily of its Global Web Services business, and expects to incur restructuring charges ranging from $125 million to $150 million primarily in the first half of 2009.

As discussed above, Operating Loss before Depreciation and Amortization in 2008 was negatively impacted by $2.229 billion of asset impairments and prior year gains on the disposal of consolidated businesses and assets of $667 million and $16 million, respectively. Excluding these items, Operating Income before Depreciation and Amortization decreased due primarily to a decline in revenues, partially offset by lower costs of revenues and selling, general and administrative expenses. Also excluding these items, the decrease in Operating Income was due primarily to the decrease in Operating Income before Depreciation and Amortization, as discussed above, as well as an increase in amortization expense associated with finite-lived intangible assets related to AOL’s recent business acquisitions, partially offset by a decrease in depreciation expense as a result of a reduction in network assets due to subscriber declines.

The Company anticipates that, excluding the effect of asset impairments, Operating Income before Depreciation and Amortization and Operating Income at the AOL segment during 2009 will be less than that generated during 2008, primarily resulting from continuing declines in Subscription revenues as well as the impact of the planned restructuring activities.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Cable.  Revenues, Operating Income (Loss) before Depreciation and Amortization and Operating Income (Loss) of the Cable segment for the years ended December 31, 2008 and 2007 are as follows (millions):

	Years Ended December 31,
	2008	2007	% Change

Revenues:
Subscription	$16,302	$15,088	8%
Advertising	898	867	4%

Total revenues	17,200	15,955	8%
Costs of revenues(a)	(8,145)	(7,542)	8%
Selling, general and administrative(a)	(2,854)	(2,648)	8%
Loss on disposal of consolidated business	(13)	—	NM
Asset impairments	(14,867)	—	NM
Merger-related and restructuring costs	(15)	(23)	(35%)

Operating Income (Loss) before Depreciation and Amortization	(8,694)	5,742	NM
Depreciation	(2,826)	(2,704)	5%
Amortization	(262)	(272)	(4%)

Operating Income (Loss)	$(11,782)	$2,766	NM

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

Revenues, including the components of Subscription revenues, are as follows for the years ended December 31, 2008 and 2007 (millions):

	Years Ended December 31,
	2008	2007	% Change

Subscription revenues:
Video	$10,524	$10,165	4%
High-speed data	4,159	3,730	12%
Voice(a)	1,619	1,193	36%

Total Subscription revenues	16,302	15,088	8%
Advertising revenues	898	867	4%

Total revenues	$17,200	$15,955	8%

(a)	For the year ended December 31, 2007, voice revenues include $34 million of revenues associated with subscribers who received traditional, circuit-switched telephone service.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Selected subscriber-related statistics as of December 31, 2008 and 2007 are as follows (thousands):

	As of December 31,
	2008	2007	% Change

Basic video(a)	13,069	13,251	(1%)
Digital video(b)	8,627	8,022	8%
Residential high-speed data(c)(d)	8,444	7,620	11%
Commercial high-speed data(c)(d)	283	280	1%
Residential Digital Phone(d)(e)	3,747	2,890	30%
Commercial Digital Phone(d)(e)	30	5	NM
Revenue generating units(f)	34,200	32,077	7%
Customer relationships(g)	14,582	14,626	—
Double play(h)	4,794	4,703	2%
Triple play(i)	3,099	2,363	31%

(a)	Basic video subscriber numbers reflect billable subscribers who receive at least basic video service.
(b)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service at their dwelling or commercial establishment via digital transmissions.
(c)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(d)	The determination of whether a high-speed data or Digital Phone subscriber is categorized as commercial or residential is generally based upon the type of service provided to that subscriber. For example, if TWC provides a commercial service, the subscriber is classified as commercial.
(e)	Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service. Residential Digital Phone subscriber numbers as of December 31, 2007 exclude 9,000 subscribers who received traditional, circuit-switched telephone service. During the first half of 2008, TWC completed the process of discontinuing the provision of circuit-switched telephone service in accordance with regulatory requirements. As a result, during 2008, Digital Phone was the only voice service offered by TWC.
(f)	Revenue generating units represent the total of all basic video, digital video, high-speed data and voice (including circuit-switched telephone service, as applicable) subscribers.
(g)	Customer relationships represent the number of subscribers who receive at least one level of service, encompassing video, high-speed data and voice services, without regard to the number of services purchased. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.
(h)	Double play subscriber numbers reflect customers who subscribe to two of TWC’s primary services (video, high-speed data and voice).
(i)	Triple play subscriber numbers reflect customers who subscribe to all three of TWC’s primary services.

Subscription revenues increased, primarily driven by the continued growth of digital video subscriptions and video price increases, as well as growth in high-speed data and Digital Phone subscribers. Digital video revenues, which include revenues from digital tiers, digital pay channels, pay-per-view, video-on-demand, subscription-video-on-demand and digital video recorder services, represented 24% and 23% of video revenues in 2008 and 2007, respectively. Advertising revenues increased primarily due to an increase in political advertising revenues, partially offset by a decline in Advertising revenues from national, regional and local businesses. The Company expects that Advertising revenues will decline in 2009 due to a decline in political advertising revenues and continued weakness in Advertising revenues from national, regional and local businesses.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of costs of revenues for the years ended December 31, 2008 and 2007 are as follows (millions):

	Years Ended December 31,
	2008	2007	% Change

Costs of revenues:
Video programming	$3,753	$3,534	6%
Employee	2,338	2,164	8%
High-speed data	146	164	(11%)
Voice	552	455	21%
Video franchise fees	459	437	5%
Other direct operating costs	897	788	14%

Total costs of revenues	$8,145	$7,542	8%

Costs of revenues increased 8%, and, as a percentage of revenues, were 47% in both 2008 and 2007. Video programming costs increased primarily due to contractual rate increases and an increase in the percentage of basic video subscribers who also subscribe to expanded tiers of video services. The Company expects video programming costs to increase in 2009 at a rate greater than that experienced in 2008, reflecting programming rate increases on existing services, costs associated with retransmission consent agreements, subscriber growth and the expansion of service offerings. Employee costs increased primarily due to higher headcount resulting from the continued growth of digital video, high-speed data and Digital Phone services, as well as salary increases. High-speed data costs decreased primarily due to a decrease in per-subscriber connectivity costs, partially offset by growth in subscribers and usage per subscriber. Voice costs increased primarily due to growth in Digital Phone subscribers, partially offset by a decline in per-subscriber connectivity costs due to volume discounts received in 2008. Other direct operating costs increased primarily due to increases in certain other costs associated with the continued growth of digital video, high-speed data and Digital Phone services.

The increase in selling, general and administrative expenses was primarily attributable to higher employee costs primarily due to headcount and salary increases, as well as higher marketing costs primarily resulting from intensified marketing efforts. Selling, general and administrative expenses for the year ended December 31, 2008 also included a benefit of approximately $16 million due to changes in estimates of previously established casualty insurance accruals.

As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2008 results included a $14.822 billion noncash impairment of cable franchise rights, a $45 million noncash impairment of certain non-core cable systems and a $13 million loss on the sale of these non-core cable systems. In addition, the results for 2008 and 2007 included other restructuring costs of $15 million and $13 million, respectively, and during 2007, TWC expensed $10 million of non-capitalizable merger-related costs associated with the Adelphia/Comcast Transactions. Beginning in the first quarter of 2009, TWC is undertaking a significant restructuring, primarily consisting of headcount reductions, and expects to incur restructuring charges ranging from $50 million to $100 million during 2009.

As discussed above, Operating Loss before Depreciation and Amortization in 2008 was negatively impacted by $14.867 billion of asset impairments. Excluding the asset impairments, Operating Income before Depreciation and Amortization increased principally as a result of revenue growth (particularly in high margin high-speed data revenues), partially offset by higher costs of revenues and selling, general and administrative expenses. Also excluding the asset impairments, Operating Income increased primarily due to the increase in Operating Income before Depreciation and Amortization, partially offset by an increase in depreciation expense, primarily associated with purchases of customer premise equipment, scalable infrastructure and line extensions occurring during or subsequent to 2007.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Filmed Entertainment.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the years ended December 31, 2008 and 2007 are as follows (millions):

	Years Ended December 31,
	2008	2007	% Change

Revenues:
Subscription	$39	$30	30%
Advertising	88	48	83%
Content	11,030	11,355	(3%)
Other	241	249	(3%)

Total revenues	11,398	11,682	(2%)
Costs of revenues(a)	(8,161)	(8,856)	(8%)
Selling, general and administrative(a)	(1,867)	(1,611)	16%
Restructuring costs	(142)	—	NM

Operating Income before Depreciation and Amortization	1,228	1,215	1%
Depreciation	(167)	(153)	9%
Amortization	(238)	(217)	10%

Operating Income	$823	$845	(3%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

Content revenues primarily include theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the years ended December 31, 2008 and 2007 are as follows (millions):

	Years Ended December 31,
	2008	2007	% Change

Theatrical product:
Theatrical film	$1,861	$2,131	(13%)
Home video and electronic delivery	3,320	3,483	(5%)
Television licensing	1,574	1,451	8%
Consumer products and other	191	166	15%

Total theatrical product	6,946	7,231	(4%)

Television product:
Television licensing	2,274	2,691	(15%)
Home video and electronic delivery	814	832	(2%)
Consumer products and other	224	240	(7%)

Total television product	3,312	3,763	(12%)

Other	772	361	114%

Total Content revenues	$11,030	$11,355	(3%)

The decline in theatrical film revenues was due primarily to difficult comparisons to the prior year. Revenues for 2008 included The Dark Knight, 10,000 B.C., Sex and the City: The Movie, Get Smart and Journey to the Center of the Earth, while revenues for 2007 included Harry Potter and the Order of the Phoenix, I Am Legend, 300 and Ocean’s Thirteen.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Theatrical product revenues from home video and electronic delivery decreased due primarily to difficult comparisons to the prior year. Revenues for 2008 included The Dark Knight, I Am Legend, 10,000 B.C., The Bucket List and Sex and the City: The Movie, while revenues for 2007 included Harry Potter and the Order of the Phoenix, 300, Happy Feet, The Departed, Hairspray and Rush Hour 3. Also contributing to the decline in theatrical product revenues from home video and electronic delivery was a decrease in the rate at which consumers are buying DVDs, reflecting, in part, deteriorating worldwide economic conditions during the last half of 2008. Theatrical product revenues from television licensing increased due primarily to the timing and number of availabilities.

Television product licensing fees decreased primarily as a result of the impact in 2007 of the initial off-network availabilities of Two and a Half Men, Cold Case and The George Lopez Show, as well as the impact in 2008 of the Writers Guild of America (East and West) strike, which was settled in February 2008. This decrease was partially offset by the 2008 off-network license fees from Seinfeld. The decrease in television product revenues from home video and electronic delivery primarily reflects a decline in catalog revenue which more than offsets revenue from new releases, including The Closer, Gossip Girl, One Tree Hill, Terminator: The Sarah Connor Chronicles and Two and a Half Men.

The increase in other Content revenues was due primarily to the impact of the acquisition of TT Games in the fourth quarter of 2007, which resulted in revenues from the 2008 releases of LEGO Indiana Jones and LEGO Batman, as well as the expansion of the distribution of interactive video games.

The decrease in costs of revenues resulted primarily from lower theatrical advertising and print costs due to the timing, quantity and mix of films released as well as lower film costs ($4.741 billion in 2008 compared to $4.931 billion in 2007). Included in film costs are net pre-release theatrical film valuation adjustments, which decreased to $84 million in 2008 from $240 million in 2007. In addition, during the year ended December 31, 2008, the Company recognized approximately $53 million in participation expense related to current claims on films released in prior periods. Costs of revenues as a percentage of revenues decreased to 72% in 2008 from 76% in 2007, reflecting the quantity and mix of products released.

The increase in selling, general and administrative expenses was primarily the result of higher employee costs, which includes additional headcount to support the expansion of games distribution, digital platforms and other initiatives, partially offset by cost reductions realized in connection with the operational reorganization of the New Line business. The increase also reflects higher distribution costs attributable to the increase in games revenues, as well as a $30 million bad debt charge for potential credit losses related to several customers that have recently filed for bankruptcy.

The 2008 results included restructuring charges of $142 million primarily related to involuntary employee terminations in connection with the operational reorganization of the New Line business. Beginning in the first quarter of 2009, Warner Bros. is undertaking a significant restructuring, primarily consisting of headcount reductions and the outsourcing of certain functions to an external service provider, and expects to incur restructuring charges ranging from $75 million to $100 million during 2009.

Operating Income before Depreciation and Amortization and Operating Income increased primarily due to lower costs of revenues, partly offset by a decrease in revenues, higher selling, general and administrative expenses and higher restructuring charges.

The Company anticipates Operating Income before Depreciation and Amortization and Operating Income at the Filmed Entertainment segment will decline in the first quarter of 2009 compared to the comparable period in 2008 due to difficult home video comparisons, primarily resulting from a reduction in the number of theatrical home videos released and a decline in the rate at which consumers are purchasing DVDs.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Networks.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the years ended December 31, 2008 and 2007 are as follows (millions):

	Years Ended December 31,
	2008	2007	% Change

Revenues:
Subscription	$6,835	$6,258	9%
Advertising	3,359	3,058	10%
Content	900	909	(1%)
Other	60	45	33%

Total revenues	11,154	10,270	9%
Costs of revenues(a)	(5,316)	(5,014)	6%
Selling, general and administrative(a)	(2,333)	(1,849)	26%
Loss on disposal of consolidated business	(3)	—	NM
Asset impairments	(18)	(34)	(47%)
Restructuring costs	3	(37)	(108%)

Operating Income before Depreciation and Amortization	3,487	3,336	5%
Depreciation	(326)	(303)	8%
Amortization	(43)	(18)	139%

Operating Income	$3,118	$3,015	3%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues was due primarily to higher subscription rates at both Turner and HBO and, to a lesser extent, an increase in the number of subscribers for Turner’s networks, as well as the impact of international expansion.

The increase in Advertising revenues was driven primarily by Turner’s domestic entertainment and news networks, reflecting mainly higher CPMs (advertising rates per thousand viewers) and audience delivery, as well as Turner’s international networks, reflecting primarily an increase in the number of units sold. The Company anticipates that achieving Advertising revenue growth in the first quarter 2009 at the Networks segment will be challenging, due to the difficult economic environment.

The decrease in Content revenues primarily reflects lower syndication revenues associated with HBO’s Everybody Loves Raymond as well as lower ancillary sales of HBO’s original programming, partly offset by higher licensing and merchandising revenues at Turner.

Costs of revenues increased due primarily to increases in programming costs and election-related newsgathering costs, offset in part by lower content distribution costs. Programming costs increased 8% to $3.861 billion in 2008 from $3.575 billion in 2007 primarily due to costs associated with international expansion, an increase in sports programming costs at Turner, particularly related to NBA programming, and higher original and licensed programming costs. Programming costs for the years ended December 31, 2008 and 2007 also included $38 million and $6 million, respectively, of charges related to the decision to not proceed with certain original programming. Costs of revenues as a percentage of revenues were 48% in 2008 compared to 49% in 2007.

The increase in selling, general and administrative expenses reflected a $281 million charge as a result of a trial court judgment against Turner in December 2008 related to the 2004 sale of the Winter Sports Teams. The remainder of the increase in selling, general and administrative expenses reflected, in part, higher marketing expenses and increased costs related to international expansion.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2008 results included a $3 million loss on the sale of GameTap, an online video game business, and an $18 million noncash impairment of GameTap. The 2007 results included a $34 million noncash impairment of the Court TV tradename as a result of rebranding the network’s name to truTV, effective January 1, 2008. In addition, the 2007 results included a charge of $37 million related to senior management changes at HBO, $3 million of which was reversed in 2008 due to changes in estimates.

Operating Income before Depreciation and Amortization increased primarily due to an increase in revenues, a decline in restructuring costs and the absence of the tradename impairment, partially offset by increases in selling, general and administrative expenses, which included the $281 million trial court judgment against Turner, costs of revenues and the impairment of GameTap. Operating Income increased due primarily to the increase in Operating Income before Depreciation and Amortization described above, offset in part by increased depreciation and amortization expenses related to the impact of international expansion.

Publishing.  Revenues, Operating Income (Loss) before Depreciation and Amortization and Operating Income (Loss) of the Publishing segment for the years ended December 31, 2008 and 2007 are as follows (millions):

	Years Ended December 31,
	2008	2007	% Change

Revenues:
Subscription	$1,523	$1,551	(2%)
Advertising	2,419	2,698	(10%)
Content	63	53	19%
Other	603	653	(8%)

Total revenues	4,608	4,955	(7%)
Costs of revenues(a)	(1,813)	(1,885)	(4%)
Selling, general and administrative(a)	(1,840)	(1,905)	(3%)
Gain on sale of assets	—	6	(100%)
Asset impairments	(7,195)	—	NM
Restructuring costs	(176)	(67)	163%

Operating Income (Loss) before Depreciation and Amortization	(6,416)	1,104	NM
Depreciation	(133)	(126)	6%
Amortization	(75)	(71)	6%

Operating Income (Loss)	$(6,624)	$907	NM

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

Subscription revenues declined primarily due to decreases at IPC, resulting principally from the impact of foreign exchange rates, lower revenues from domestic subscription sales and the impact of the sale of four non-strategic magazine titles in the third quarter of 2007 (the “2007 magazine sales”), partly offset by higher revenues from newsstand sales for certain domestic magazine titles driven by price increases.

Advertising revenues decreased due primarily to declines in domestic print Advertising revenues, international print Advertising revenues, including the impact of foreign exchange rates at IPC, and custom publishing revenues, as well as the impacts of the 2007 closures of LIFE and Business 2.0 magazines (the “2007 magazine closures”) and the 2007 magazine sales, partly offset by growth in online revenues, led by contributions from People.com, CNNMoney.com and Time.com. The Company anticipates that Advertising revenues at the Publishing segment for the first quarter of 2009 will decline compared to the first quarter of 2008, reflecting primarily the impact of the current economic environment.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Other revenues decreased due primarily to decreases at Synapse, Southern Living At Home and Oxmoor House, partially offset by the impact of the acquisition of QSP.

Costs of revenues decreased 4% in 2008 and, as a percentage of revenues, were 39% in 2008 and 38% in 2007. Costs of revenues for the magazine publishing business include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased 4% to $1.558 billion in 2008, primarily due to cost savings initiatives and the impacts of the 2007 magazine closures and the 2007 magazine sales. Paper costs savings realized primarily as a result of lower volumes were partially offset by higher paper prices. The decrease in costs of revenues at the magazine publishing business, as well as a decrease in costs at the non-magazine businesses associated with lower volumes, were offset by increased costs associated with investments in certain digital properties, including incremental editorial-related costs, as well as operating costs associated with the acquisition of QSP.

Selling, general and administrative expenses decreased primarily due to cost savings initiatives, the impacts of the 2007 magazine closures and 2007 magazine sales and a decrease in promotion-related spending at the non-magazine businesses, partially offset by costs associated with investments in digital properties and costs associated with the acquisition of QSP, as well as an increase of $35 million in bad debt reserves.

As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2008 results included a $7.139 billion noncash impairment to reduce the carrying value of goodwill and identifiable intangible assets, a $30 million noncash asset impairment related to the sub-lease with a tenant that filed for bankruptcy in September 2008, a $21 million noncash impairment of Southern Living At Home, which is held for sale, and a $5 million noncash impairment related to certain other asset write-offs. The 2007 results included a $6 million gain on the 2007 magazine sales. In addition, the 2008 results included restructuring costs of $176 million primarily consisting of $119 million of severance and other costs associated with a significant reorganization of the Publishing segment’s operations and $57 million related to the sub-lease with a tenant that filed for bankruptcy in September 2008. The 2007 results included restructuring costs of $67 million, primarily consisting of severance associated with efforts to streamline operations and costs related to the shutdown of LIFE magazine in the first quarter of 2007.

As discussed above, Operating Loss before Depreciation and Amortization in 2008 was negatively impacted by $7.195 billion of asset impairments. Excluding the asset impairments, Operating Income before Depreciation and Amortization decreased primarily due to a decline in revenues, partially offset by decreases in selling, general and administrative expenses and costs of revenues. Also excluding the asset impairments, Operating Income decreased due primarily to the decline in Operating Income before Depreciation and Amortization discussed above, and, an increase in depreciation expense due primarily to the completion of construction on IPC’s new U.K. headquarters during the second quarter of 2007.

The Company anticipates that Operating Income before Depreciation and Amortization and Operating Income at the Publishing segment for the first quarter of 2009 will be less than that achieved during the first quarter of 2008, primarily resulting from the expected declines in Advertising revenues.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Corporate.  Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the years ended December 31, 2008 and 2007 are as follows (millions):

	Years Ended December 31,
	2008	2007	% Change

Amounts related to securities litigation and government investigations	$(21)	$(171)	(88%)
Selling, general and administrative(a)	(303)	(369)	(18%)
Restructuring costs	(12)	(10)	20%

Operating Loss before Depreciation and Amortization	(336)	(550)	(39%)
Depreciation	(44)	(44)	—

Operating Loss	$(380)	$(594)	(36%)

(a)	Selling, general and administrative expenses exclude depreciation.

As previously noted, the Company recognized legal reserves as well as legal and other professional fees related to the defense of various securities lawsuits, totaling $21 million in 2008 and $180 million in 2007. In addition, the Company recognized related insurance recoveries of $9 million in 2007. Although legal fees are expected to continue to be incurred in future periods, primarily related to ongoing proceedings with respect to certain former employees of the Company, they are not anticipated to be material.

The 2008 and 2007 results included $12 million and $10 million of restructuring costs, respectively, due primarily to involuntary employee terminations as a result of the Company’s cost savings initiatives at the Corporate segment. These initiatives resulted in annual savings of more than $50 million.

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

The increase in Subscription revenues for the year ended December 31, 2007 was primarily related to increases at the Cable and Networks segments, offset partially by a decline at the AOL segment. The increase at the Cable segment was driven by the impact of the systems acquired in and retained after the Adelphia/Comcast Transactions (the “Acquired Systems”), the consolidation of the results of certain cable systems located in Kansas City, south and west Texas and New Mexico (the “Kansas City Pool”), the continued penetration of digital video services, video price increases and growth in high-speed data and Digital Phone subscribers. The increase at the Networks segment was due primarily to higher subscription rates at both Turner and HBO and, to a lesser extent, an increase in the number of subscribers at Turner. The decline in Subscription revenues at the AOL segment resulted from the sales of

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

AOL’s European access businesses in the fourth quarter of 2006 and first quarter of 2007, as well as decreases in the number of AOL brand domestic subscribers.

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

During the year ended December 31, 2006, the Company incurred restructuring costs of $295 million, primarily related to various employee terminations and other exit activities, including $222 million at the AOL segment, $18 million at the Cable segment, $5 million at the Filmed Entertainment segment, $45 million at the Publishing segment and $5 million at the Corporate segment. The total number of employees terminated across the segments in 2006 was approximately 5,600. In addition, during the year ended December 31, 2006, the Cable segment expensed $38 million of non-capitalizable merger-related and restructuring costs associated with the acquisition by Time Warner New York Cable LLC and Comcast of substantially all of the cable assets of Adelphia (the “Adelphia Acquisition”). The results for the year ended December 31, 2006 also include shutdown costs of $114 million at The WB Network in connection with the agreement between Warner Bros. and CBS to form the new fully-distributed national broadcast network, The CW. Included in the shutdown costs for the year ended December 31, 2006 are charges related to terminating intercompany programming arrangements with other Time Warner divisions, of which $47 million has been eliminated in consolidation, resulting in a net pretax charge of $67 million (Note 12).

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

Income from Continuing Operations.  Income from continuing operations was $4.051 billion in 2007 compared to $5.073 billion in 2006. Basic and diluted income per common share from continuing operations was $1.09 and $1.08, respectively, in 2007 compared to $1.21 and $1.20, respectively, in 2006. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $426 million and $1.694 billion of income, net in 2007 and 2006, respectively, income from continuing operations increased by $246 million, primarily reflecting higher Operating Income, as noted above, partially offset by (i) the dilutive effect of the Adelphia/Comcast Transactions, in which the estimated incremental Operating Income from the Acquired Systems was more than offset by higher interest expense resulting from the Adelphia/Comcast Transactions, (ii) increased interest expense, due in part to the impact of the Company’s common stock repurchase programs, which resulted in higher debt levels and (iii) lower other income, net, as noted above. Basic and diluted income per common share from continuing operations in 2007 and 2006 reflect the favorable impact of repurchases of shares under the Company’s stock repurchase programs.

Discontinued Operations, Net of Tax.  The financial results for the years ended December 31, 2007 and 2006 included the impact of treating certain businesses sold, which included Tegic, Wildseed, the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts and the Braves, as discontinued operations. The financial results for the year ended December 31, 2006 also included the impact of treating the operations of the systems transferred to Comcast in connection with the Adelphia/Comcast Transactions (collectively, the “Transferred Systems”), the Turner South network (“Turner South”) and Time Warner Book Group as discontinued operations.

Cumulative Effect of Accounting Change, Net of Tax.  The Company recorded a benefit of $25 million, net of tax, as the cumulative effect of a change in accounting principle upon the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 123 (revised 2004), Share-Based Payment, in 2006, to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are not ultimately expected to vest.

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

The number of domestic AOL brand subscribers was 9.3 million, 10.1 million and 13.2 million as of December 31, 2007, September 30, 2007 and December 31, 2006, respectively. ARPU was $18.66 and $19.18 for the years ended December 31, 2007 and 2006, respectively. AOL includes in its subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service. Subscribers to the AOL brand Internet access service include subscribers participating in introductory free-trial periods and subscribers that are not paying any, or paying reduced, monthly fees through member service and retention programs. Total AOL brand subscribers include free-trial and retention members of 2% as of December 31, 2007, 3% as of September 30, 2007 and 6% as of December 31, 2006. Individuals who have registered for the free AOL service, including subscribers who have migrated from paid subscription plans, are not included in the AOL brand subscriber numbers presented above.

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

The increase in Advertising revenues on the Third Party Network is primarily attributable to the growth in sales of advertising run on the Third Party Network generated by Platform-A Inc. and, to a lesser extent, the effect of acquisitions in 2007, which contributed revenues of $27 million. Platform-A Inc. revenues benefited from the expansion of a relationship with a major customer in the second quarter of 2006. The revenues associated with this relationship increased $58 million to $215 million in 2007 compared to 2006. The contract with this customer was amended during the fourth quarter of 2007. AOL did not experience a significant decline in its Advertising revenues from this relationship during the fourth quarter of 2007 as a result of this amendment. Since January 1, 2008, this customer has been under no obligation to continue to do business with Platform-A Inc.

Total Advertising revenues for the three months ended December 31, 2007 increased $80 million from the three months ended September 30, 2007, benefiting from increases in display Advertising revenues generated on the AOL Network and in sales of advertising run on the Third Party Network, both due in part to seasonality. Additionally, the increase in Advertising revenues on the Third Party Network resulted from growth primarily generated by Platform-A Inc., as well as from the acquisitions of Third Screen Media LLC (“TSM”), TACODA LLC (“Tacoda”) and Quigo Technologies LLC (“Quigo”), which together contributed revenues of $5 million and $21 million in the third and fourth quarters of 2007, respectively.

Other revenues increased for the year ended December 31, 2007, primarily due to revenues from the agreements to provide transition support services to the purchasers of the German, U.K. and French access businesses, which ran through various dates in 2008, partly offset by a decline in revenues from modem sales at AOL Europe due to the sales of the European access businesses.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Costs of revenues decreased 37%, and, as a percentage of revenues, were 44% and 47% in 2007 and 2006, respectively. For 2007, approximately $1.000 billion of the decrease in costs of revenues was attributable to the sales of AOL’s European access businesses. The remaining decrease in 2007 was attributable to lower network-related expenses and lower customer service expenses associated with the closure of customer support call centers, partially offset by increases in TAC associated with the growth of advertising run on the Third Party Network. Network-related expenses decreased 76% to $275 million in 2007 from $1.163 billion in 2006, of which approximately $670 million was attributable to the sales of AOL’s European access businesses. The remaining decline in network-related expenses during 2007 was principally attributable to lower usage of AOL’s dial-up network associated with the declining AOL brand domestic dial-up subscriber base, improved pricing and network utilization and decreased levels of long-term fixed commitments. TAC associated with the advertising run on the Third Party Network increased to $485 million in 2007 from $344 million in 2006, primarily related to increased Advertising revenues on the Third Party Network.

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

As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2007 results included a net pretax gain of $668 million on the sale of AOL’s German access business, a net $1 million reduction to the gain on the sale of AOL’s U.K. access business, a gain of $16 million related to the sale of a building and a noncash asset impairment charge of $2 million related to asset write-offs in connection with facility closures. The 2006 results included a $769 million gain on the sales of AOL’s French and U.K. access businesses, a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS, a $13 million noncash asset impairment related to asset writedowns and the closure of several facilities primarily as a result of AOL’s strategy. In addition, the 2007 results included restructuring charges of $140 million (including a $98 million charge in the fourth quarter of 2007) primarily related to involuntary employee terminations, asset write-offs and facility closures, partially offset by the reversal of $15 million of restructuring charges that were no longer needed due to changes in estimates during the year ended December 31, 2007. The 2006 results included $222 million in restructuring charges, primarily related to employee terminations, contract terminations, asset write-offs and facility closures.

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

Cable.  On July 31, 2006, the Company completed the Adelphia/Comcast Transactions and began consolidating the results of the Acquired Systems. Additionally, on January 1, 2007, the Company began consolidating the results of the Kansas City Pool. Accordingly, the operating results for 2007 include the results for the systems TWC owned before and retained after the Adelphia/Comcast Transactions (the “Legacy Systems”), the Acquired Systems and the Kansas City Pool for the full twelve-month period, and the operating results for 2006 include the results of the Legacy Systems for the full twelve-month period and the Acquired Systems for only the five months following the closing of the Adelphia/Comcast Transactions and do not include the consolidation of the results of the Kansas City Pool. The impact of the incremental seven months of revenues and expenses of the Acquired Systems on the results for 2007 is referred to as the “impact of the Acquired Systems” in

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

this report. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Cable segment for the years ended December 31, 2007 and 2006 are as follows (millions):

	Years Ended December 31,
	2007	2006	% Change

Revenues:
Subscription	$15,088	$11,103	36%
Advertising	867	664	31%

Total revenues	15,955	11,767	36%
Costs of revenues(a)	(7,542)	(5,356)	41%
Selling, general and administrative(a)	(2,648)	(2,126)	25%
Merger-related and restructuring costs	(23)	(56)	(59%)

Operating Income before Depreciation and Amortization	5,742	4,229	36%
Depreciation	(2,704)	(1,883)	44%
Amortization	(272)	(167)	63%

Operating Income	$2,766	$2,179	27%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Selected subscriber-related statistics are as follows (thousands):

	Consolidated Subscribers			Managed Subscribers(a)
	as of December 31,			as of December 31,
	2007	2006	% Change	2007	2006	% Change

Basic video(b)	13,251	12,614	5%	13,251	13,402	(1%)
Digital video(c)	8,022	6,938	16%	8,022	7,270	10%
Residential high-speed data(d)(e)	7,620	6,270	22%	7,620	6,644	15%
Commercial high-speed data(d)(e)	280	230	22%	280	245	14%
Residential Digital Phone(e)(f)	2,890	1,719	68%	2,890	1,860	55%
Commercial Digital Phone(e)(f)	5	—	NM	5	—	NM
Revenue generating units(g)	32,077	27,877	15%	32,077	29,527	9%
Customer relationships(h)	14,626	13,710	7%	14,626	14,565	—
Double play(i)	4,703	4,406	7%	4,703	4,647	1%
Triple play(j)	2,363	1,411	67%	2,363	1,523	55%

(a)	For 2006, managed subscribers included TWC’s consolidated subscribers and subscribers in the Kansas City Pool of TKCCP, which TWC received on January 1, 2007 in the TKCCP asset distribution. Beginning January 1, 2007, subscribers in the Kansas City Pool are included in both managed and consolidated subscriber results as a result of the consolidation of the Kansas City Pool.
(b)	Basic video subscriber numbers reflect billable subscribers who receive at least basic video service.
(c)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service at their dwelling or commercial establishment via digital transmissions.
(d)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(e)	The determination of whether a high-speed data or Digital Phone subscriber is categorized as commercial or residential is generally based upon the type of service provided to that subscriber. For example, if TWC provides a commercial service, the subscriber is classified as commercial.
(f)	Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service. Residential Digital Phone subscriber numbers as of December 31, 2007 and 2006 exclude 9,000 and 106,000 subscribers, respectively, who received traditional, circuit-switched telephone service.
(g)	Revenue generating units represent the total of all basic video, digital video, high-speed data and voice (including circuit-switched telephone service) subscribers.
(h)	Customer relationships represent the number of subscribers who receive at least one level of service, encompassing video, high-speed data and voice services, without regard to the number of services purchased. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.
(i)	Double play subscriber numbers reflect customers who subscribe to two of TWC’s primary services (video, high-speed data and voice).
(j)	Triple play subscriber numbers reflect customers who subscribe to all three of TWC’s primary services.

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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of costs of revenues for the years ended December 31, 2007 and 2006 are as follows (millions):

	Years Ended December 31,
	2007	2006	% Change

Costs of revenues:
Video programming	$3,534	$2,523	40%
Employee	2,164	1,505	44%
High-speed data	164	156	5%
Voice	455	309	47%
Video franchise fees	437	357	22%
Other direct operating costs	788	506	56%

Total costs of revenues	$7,542	$5,356	41%

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

Video programming costs increased primarily due to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as contractual rate increases and the expansion of service offerings. Employee costs increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool, higher headcount resulting from the continued roll-out of advanced services and salary increases. Additionally, employee costs in 2006 included a benefit of $32 million (with an additional benefit of $8 million included in selling, general and administrative expenses) related to both changes in estimates and a correction of prior period medical benefit accruals. Voice costs increased primarily due to growth in Digital Phone subscribers and the consolidation of the Kansas City Pool, offset partially by a decline in per-subscriber connectivity costs. Other direct operating costs increased primarily due to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as certain other increases in costs associated with the continued roll-out of advanced services.

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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Content revenues include theatrical product (which is content made available for initial exhibition in theaters), television product (which is content made available for initial airing on television), and consumer product and other. The components of Content revenues for the years ended December 31, 2007 and 2006 are as follows (millions):

	Years Ended December 31,
	2007	2006	% Change

Theatrical product:
Theatrical film	$2,131	$1,337	59%
Home video and electronic delivery	3,483	3,142	11%
Television licensing	1,451	1,583	(8%)
Consumer products and other	166	154	8%

Total theatrical product	7,231	6,216	16%
Television product:
Television licensing	2,691	2,689	—
Home video and electronic delivery	832	920	(10%)
Consumer products and other	240	194	24%

Total television product	3,763	3,803	(1%)
Other	361	295	22%

Total Content revenues	$11,355	$10,314	10%

The increase in theatrical film revenues was due primarily to the success of certain key releases in 2007, which compared favorably to 2006. Revenues in 2007 included the releases of Harry Potter and the Order of the Phoenix, I Am Legend, 300 and Ocean’s Thirteen compared to revenues in 2006, which included the releases of Superman Returns, Happy Feet and The Departed. Theatrical product revenues from home video and electronic delivery increased primarily due to the success of a greater number of significant home video releases in 2007, including Harry Potter and the Order of the Phoenix, 300, Happy Feet, The Departed, Hairspray and Rush Hour 3. Home video releases in 2006 included Harry Potter and the Goblet of Fire, Superman Returns and Wedding Crashers. Theatrical product revenues from television licensing decreased due primarily to the timing and quantity of availabilities.

Licensing fees from television product increased primarily due to the initial off-network availabilities of Two and a Half Men and Cold Case, partially offset by licensing fees in the prior year from the second cycle off-network non-continuance license arrangements for Friends as well as reduced network deliveries. The decline in television product revenues from home video and electronic delivery reflects difficult comparisons to the prior year period, which included higher revenues attributable to Seinfeld, Friends and other long-running series.

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

As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2007 results included a $34 million noncash impairment related of the Court TV tradename as a result of rebranding the network’s name to truTV, effective January 1, 2008, and the 2006 results included a noncash impairment of $200 million to reduce the carrying value of The WB Network’s goodwill. In addition, the 2007 results included $37 million of restructuring charges as well as severance related to senior management changes at HBO. The 2006 results included The WB Network shutdown costs of $114 million, including $87 million related to the termination of certain programming arrangements (primarily licensed movie rights), $6 million related to employee terminations and $21 million related to contractual settlements. Included in the costs to terminate programming arrangements is $47 million of costs related to terminating intercompany programming arrangements with other Time Warner divisions (e.g., New Line) that have been eliminated in consolidation, resulting in a net charge related to programming arrangements of $40 million.

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

Subscription revenues declined slightly primarily as a result of lower Subscription revenues for several domestic titles, the closure of Teen People magazine in September 2006, the sale of four non-strategic magazine titles in July 2007 and a decline in domestic newsstand sales, partially offset by the favorable effects of foreign currency exchange rates at IPC.

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

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to Time Warner should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments and the remainder of its $5 billion common stock repurchase program. Time Warner’s sources of cash include cash provided by operations, cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper programs and access to capital markets. Time Warner’s unused committed capacity at December 31, 2008 (not including amounts at TWC) was $5.605 billion, including $1.233 billion of cash and equivalents. At the same date, TWC’s unused committed capacity was $13.130 billion, including $5.449 billion of cash and equivalents and $1.932 billion under the 2008 Cable Bridge Facility. TWC may not borrow any amounts under the 2008 Cable Bridge Facility unless and until the Special Dividend is declared. TWC expects to use $10.855 billion of its total unused committed capacity to finance the Special Dividend, $9.25 billion of which Time Warner expects to receive. See “Lehman Brothers Commitments” below for a discussion regarding the Company’s decision to exclude funding commitments from subsidiaries of Lehman Brothers Holdings Inc. in determining the amount of its unused committed capacity.

Current Financial Condition

At December 31, 2008, Time Warner had $39.683 billion of debt, $6.682 billion of cash and equivalents (net debt of $33.001 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable preferred membership units at a subsidiary and $42.288 billion of shareholders’ equity, compared to $37.130 billion of debt, $1.516 billion of cash and equivalents (net debt of $35.614 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable preferred membership units at a subsidiary and $58.536 billion of shareholders’ equity at December 31, 2007.

The following table shows the significant items contributing to the decrease in consolidated net debt from December 31, 2007 to December 31, 2008 (millions):

Balance at December 31, 2007	$35,614
Cash provided by operations	(10,332)
Proceeds from exercise of stock options	(134)
Capital expenditures and product development costs	4,377
Dividends paid to common stockholders	901
Repurchases of common stock	332
Investments and acquisitions, net(a)(b)	2,457
Proceeds from the sale of investments(b)	(348)
All other, net	134

Balance at December 31, 2008(c)(d)	$33,001

(a)	Includes the Company’s approximately $173 million investment in The Reserve Fund. See below for further discussion.
(b)	Refer to the “Investing Activities” section for further detail.
(c)	Included in the net debt balance is $158 million that represents the net unamortized fair value adjustment recognized as a result of the merger of AOL and Historic TW Inc.
(d)	Includes net debt at TWC of $12.279 billion and $13.345 billion at December 31, 2008 and 2007, respectively.

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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

As discussed in “Recent Developments,” as part of the TWC Separation Transactions, TWC will declare and pay the Special Dividend of $10.855 billion ($10.27 per share of TWC Common Stock) to be distributed pro rata to all holders of TWC Class A Common Stock and TWC Class B Common Stock, resulting in the receipt by Time Warner of approximately $9.25 billion from the dividend prior to the Distribution.

The Company has historically invested a portion of its cash on hand in money market funds, including The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the morning of September 15, 2008, the Company requested a full redemption of its approximately $820 million investment in The Reserve Fund, but the redemption request was not honored. Of such investment, approximately $330 million was made by Time Warner and approximately $490 million was made by TWC. On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to an SEC order requested by The Reserve Fund so that an orderly liquidation could be effected. Through December 31, 2008, the Company has received $647 million from The Reserve Fund representing its pro rata share of partial distributions made by The Reserve Fund. The Company has not been informed as to when the remaining amount will be returned. However, the Company believes its remaining receivable is recoverable and will be distributed during 2009 as The Reserve Fund’s underlying investments mature. As a result of the status of The Reserve Fund, the Company has classified the approximately $173 million receivable from The Reserve Fund at December 31, 2008 as other current assets on the Company’s consolidated balance sheet and within investments and acquisitions, net of cash acquired, on the Company’s consolidated statement of cash flows.

On July 26, 2007, Time Warner’s Board of Directors authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through February 19, 2009, the Company has repurchased approximately 154 million shares of common stock for approximately $2.8 billion, which included approximately 19 million shares of common stock purchased for approximately $299 million during the year ended December 31, 2008, pursuant to trading programs under Rule 10b5-1 of the Exchange Act (Note 9).

On January 8, 2008, the Company entered into an agreement for a $2.0 billion three-year unsecured term loan facility with a maturity date of January 8, 2011. Substantially all of the borrowings under the facility, which was fully drawn on January 8, 2008, were used to repay existing short-term borrowings (Note 7).

Time Warner’s 7.48% notes due January 15, 2008 (aggregate principal amount of $166 million) matured and were retired on January 15, 2008, and TWE’s 7.25% notes due September 1, 2008 (aggregate principal amount of $600 million) matured and were retired on September 1, 2008.

Cash Flows

Cash and equivalents increased by $5.166 billion and decreased by $33 million for the years ended December 31, 2008 and 2007, respectively. Components of these changes are discussed below in more detail.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Operating Activities

Details of cash provided by operations are as follows (millions):

	Years Ended December 31,
	2008	2007	2006

Operating Income (Loss)	$(15,957)	$8,949	$7,303
Depreciation and amortization	4,590	4,412	3,550
Amounts related to securities litigation and government investigations:
Net expenses	21	171	705
Cash payments, net of recoveries	(21)	(912)	(344)
(Gain) loss on disposal of assets, net	16	(689)	(791)
Noncash asset impairments	24,309	36	213
Net interest payments(a)	(2,003)	(2,249)	(1,694)
Net income taxes paid(b)	(598)	(557)	(531)
Noncash equity-based compensation	290	286	263
Net cash flows from discontinued operations(c)	(14)	23	171
Merger-related and restructuring payments, net of accruals(d)	112	(31)	(85)
Domestic pension plan contributions	(797)	(18)	(121)
All other, net, including working capital changes	384	(946)	(41)

Cash provided by operations	$10,332	$8,475	$8,598

(a)	Includes interest income received of $117 million, $103 million and $135 million in 2008, 2007 and 2006, respectively.
(b)	Includes income tax refunds received of $141 million, $110 million and $34 million in 2008, 2007 and 2006, respectively.
(c)	Reflects net income from discontinued operations of $0 million, $336 million and $1.454 billion in 2008, 2007 and 2006, respectively, net of noncash gains and expenses and working capital-related adjustments of $(14) million, $(313) million and $(1.283) billion in 2008, 2007 and 2006, respectively.
(d)	Includes payments of merger-related and restructuring costs and payments for certain other merger-related liabilities, net of accruals.

Cash provided by operations increased to $10.332 billion in 2008 from $8.475 billion in 2007. The increase in cash provided by operations was related primarily to cash provided by working capital and decreases in payments made in connection with the settlements in the securities litigation and the government investigations and interest payments, partially offset by an increase in domestic pension plan contributions. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The change in working capital between periods primarily reflects higher cash collections on receivables and the timing of payments for production spending, accounts payable and accrued liabilities. The Company’s U.S. federal income tax payments increased in 2008 by approximately $25 million primarily due to the utilization of a majority of the Company’s U.S. federal tax attribute carryforwards in 2007, partially offset by deductible pension contributions in 2008 and by the benefits from the Economic Stimulus Act of 2008, which provided for a special 50% depreciation deduction in 2008 for certain qualifying property primarily at the Cable segment. The Company expects its net income taxes paid in 2009 to increase compared to 2008 as the benefits impacting 2008 are largely not expected to continue.

As of December 31, 2008, certain of the Company’s domestic defined benefit pension plans were funded by assets in pension trusts totaling $2.815 billion compared to $3.355 billion in 2007. During 2008, the Company’s plan assets experienced market losses of approximately 34%. The impact on the funded status of the defined benefit pension plans from these 2008 market losses was partially offset by $775 million of discretionary cash contributions made during the year, including $400 million at TWC. As a result of the net decline, the Company expects an estimated increase in pension expense of approximately $200 million (including approximately $60 million for

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

TWC) in 2009 compared to 2008. Subject to market conditions and other considerations, TWC expects to make discretionary cash contributions of at least $150 million to its defined benefit pension plans during 2009.

Cash provided by operations decreased to $8.475 billion in 2007 from $8.598 billion in 2006. The decrease in cash provided by operations was related primarily to increases in payments made in connection with the settlements in the securities litigation and the government investigations, interest payments and cash used for working capital, partially offset by increases in Operating Income and depreciation and amortization. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The change in working capital between periods was primarily related to lower collections on accounts receivable, lower production spending and lower payments on accounts payable. The Company’s net income tax payments benefited from the utilization of certain tax attribute carryforwards (i.e., U.S. federal tax loss and credit carryforwards).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Investing Activities

Details of cash used by investing activities are as follows (millions):

	Years Ended December 31,
	2008	2007	2006

Investments in available-for-sale securities	$(19)	$(94)	$(8)
Investments and acquisitions, net of cash acquired:
Bebo	(852)	—	—
Clearwire LLC	(536)	—	—
HBO Acquisitions	(248)	(28)	—
The Reserve Fund	(173)	—	—
buy.at	(125)	—	—
Quigo	(2)	(346)	—
TACODA	—	(274)	—
Imagen Acquisition	(2)	(229)	—
TT Games	(32)	(133)	—
TSM	—	(105)	—
Adelphia Acquisition and the Exchange	2	(25)	(9,080)
Redemption of Comcast’s interests in TWC and TWE	—	—	(2,004)
truTV (formerly Court TV)	—	—	(697)
SpectrumCo(a)	(3)	(33)	(633)
Synapse	—	—	(140)
All other	(467)	(373)	(382)
Investment activities of discontinued operations	—	(26)	4
Capital expenditures and product development costs from continuing operations	(4,377)	(4,430)	(4,076)
Capital expenditures and product development costs from discontinued operations	—	—	(65)
Proceeds from the sale of other available-for-sale securities	17	36	44
Proceeds from the sale of AOL’s European access businesses	127	968	836
Proceeds from the sale of Tegic	—	265	—
Proceeds from the sale of the Parenting Group and most of the Time4 Media magazine titles	—	220	—
Proceeds from the sale of the Company’s 50% interest in Bookspan	—	145	—
Proceeds from the issuance of a 5% equity interest by AOL	—	—	1,000
Proceeds from the sale of the Company’s interest in Time Warner Telecom	—	—	800
Proceeds from the sale of Time Warner Book Group	—	—	524
Proceeds from the sale of Turner South	—	—	371
Proceeds from the sale of the Theme Parks	—	—	191
Proceeds from the repayment by Comcast of TKCCP debt owed to Time Warner Entertainment-Advanced/Newhouse Partnership	—	—	631
All other investment and asset sale proceeds	204	443	212

Cash used by investing activities	$(6,486)	$(4,019)	$(12,472)

(a)	Represents TWC’s investment in a wireless spectrum joint venture with several other cable companies (“SpectrumCo”) that holds 137 advanced wireless spectrum licenses.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Cash used by investing activities increased to $6.486 billion in 2008 from $4.019 billion in 2007. The change in cash used by investing activities primarily reflected the decrease in proceeds from the sales of assets and an increase in investment and acquisition expenditures.

Cash used by investing activities was $4.019 billion in 2007 compared to $12.472 billion in 2006. The change in cash used by investing activities primarily reflected the decrease in investment and acquisition spending, net of cash acquired, principally related to payments associated with the Adelphia Acquisition, the related exchange of cable systems with Comcast (the “Exchange”) and the redemptions of Comcast’s interests in TWC and TWE, partially offset by a decrease in proceeds from the sales of assets and an increase in capital expenditures and product development costs. The increase in capital expenditures was principally associated with the Acquired Systems, as well as the continued roll-out of TWC’s advanced digital services in the Legacy Systems.

Financing Activities

Details of cash provided (used) by financing activities are as follows (millions):

	Years Ended December 31,
	2008	2007	2006

Borrowings(a)	$40,366	$14,690	$18,332
Debt repayments(a)	(37,808)	(12,523)	(3,651)
Proceeds from exercise of stock options	134	521	698
Excess tax benefit on stock options	3	76	116
Principal payments on capital leases	(43)	(57)	(86)
Issuance of mandatorily redeemable preferred membership units by a subsidiary	—	—	300
Repurchases of common stock	(332)	(6,231)	(13,660)
Dividends paid	(901)	(871)	(876)
Other financing activities	(99)	(94)	30

Cash provided (used) by financing activities	$1,320	$(4,489)	$1,203

(a)	The Company reflects borrowings under its bank credit agreements on a gross basis in the consolidated statement of cash flows and reflects short-term commercial paper on a net basis, as provided for under FASB Statement No. 95, Statement of Cash Flows. During 2008, as a result of volatility in the U.S. debt markets, including the dislocation of the overall commercial paper market, the Company reduced its borrowings under the commercial paper program and increased the borrowings under its bank credit agreements.

Cash provided by financing activities was $1.320 billion in 2008 compared to cash used by financing activities of $4.489 billion in 2007. The change in cash provided (used) by financing activities was primarily due to a decline in repurchases of common stock made in connection with the Company’s common stock repurchase programs.

Cash used by financing activities was $4.489 billion in 2007 compared to cash provided by financing activities of $1.203 billion in 2006. The change in cash provided (used) by financing activities is primarily due to a decline in net borrowings (i.e., borrowings less repayments), offsetting a decline in repurchases of common stock made in connection with the Company’s common stock repurchase programs.

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At December 31, 2008, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $58.608 billion. Of this committed capacity, $18.735 billion was unused and $39.683 billion was outstanding as debt. The $18.735 billion of unused committed capacity includes $5.605 billion at Time Warner and $13.130 billion at TWC. Of this amount, TWC expects to use $10.855 billion to finance the Special Dividend, $1.932 billion of which

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

is committed under the 2008 Cable Bridge Facility under which TWC may not borrow any amounts unless and until the Special Dividend is declared. At December 31, 2008, total committed capacity, outstanding letters of credit, unamortized discount on commercial paper, outstanding debt and total unused committed capacity were as follows (millions):

			Unamortized
			Discount on		Unused
	Committed	Letters of	Commercial	Outstanding	Committed
	Capacity(a)	Credit(b)	Paper	Debt(c)	Capacity(d)(e)

Cash and equivalents	$6,682	$—	$—	$—	$6,682
Bank credit agreements and commercial paper programs	19,778	190	—	7,535	12,053
Floating-rate public debt(e)	2,000	—	—	2,000	—
Fixed-rate public debt	29,897	—	—	29,897	—
Other fixed-rate obligations(f)	251	—	—	251	—

Total	$58,608	$190	$—	$39,683	$18,735

(a)	The bank credit agreements, commercial paper programs and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 10.5 years as of December 31, 2008. For the year ended December 31, 2008, the commitment under the Supplemental Credit Agreement (as defined below) is not included in TWC’s unused committed capacity.
(b)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(c)	Represents principal amounts adjusted for premiums and discounts.
(d)	Includes $13.130 billion of unused committed capacity at TWC, $10.855 billion of which TWC expects to use to finance the Special Dividend. TWC’s unused committed capacity includes $1.932 billion under the 2008 Cable Bridge Facility (described below). TWC may not borrow any amounts under the 2008 Cable Bridge Facility unless and until the Special Dividend is declared.
(e)	The Company has classified $2.000 billion in debt of Time Warner due within the next twelve months as short-term in the accompanying consolidated balance sheet. If the TWC Separation Transactions are not consummated and the Company does not receive the Special Dividend, the Company will evaluate its outstanding debt positions including the payment options on the $2.000 billion in debt maturing in 2009.
(f)	Includes debt due within one year of $67 million that relates to capital lease and other obligations.

The funding commitments under the Company’s various bank credit agreements, including the 2008 Cable Bridge Facility, are provided by a geographically diverse group of over 20 major financial institutions based in countries including the United States, Canada, France, Germany, Japan and the United Kingdom. No institution accounts for more than 9% of the aggregate undrawn loan commitments under these agreements. The Company has no reason to believe that, other than certain commitments of subsidiaries of Lehman Brothers Holdings Inc. (“Lehman”) discussed below, the committed capacity under the Company’s bank credit agreements will not be available if and when called upon in the future. The Company’s bank credit agreements do not contain borrowing restrictions due to material adverse changes in the Company’s business or market disruption. For a discussion of the terms of the Company’s bank credit agreements, see Note 7.

Lehman Brothers Commitments

On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the “Lehman Bankruptcy”). Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman, is one of the lenders under the Company’s $7.0 billion senior unsecured five-year revolving credit facility (the “TW Revolving Facility”), with an undrawn commitment of $74 million as of December 31, 2008. In addition, Lehman Brothers Commercial Bank (“LBCB”) and Lehman Brothers Bank, FSB (“LBB”), also subsidiaries of Lehman, are lenders under the 2008 Cable Bridge Facility and TWC’s $6.0 billion senior unsecured five-year revolving credit facility (the “Cable Revolving Facility”), respectively, with undrawn commitments of $138 million and $125 million, respectively, as of December 31,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

2008. On October 5, 2008, LCPI filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the “LCPI Bankruptcy”). After the Lehman Bankruptcy and prior to the LCPI Bankruptcy, LCPI failed to fund its portion of two borrowing requests by Time Warner under the TW Revolving Facility. The Company does not expect LCPI to fund its portion of future borrowing requests under the TW Revolving Facility. TWC has not requested to borrow under either the 2008 Cable Bridge Facility or the Cable Revolving Facility since the Lehman Bankruptcy, and neither LBCB nor LBB has been placed in receivership or a similar proceeding as of February 19, 2009. While the Company believes that LBCB and LBB are contractually obligated under the 2008 Cable Bridge Facility and the Cable Revolving Facility, respectively, the Company does not expect that LBCB and LBB will fund any future borrowing requests and is uncertain as to whether another lender might assume either commitment. Accordingly, the Company’s total committed capacity as of December 31, 2008 excludes the undrawn commitments of LCPI, LBCB and LBB. The Company believes that it continues to have sufficient liquidity to meet its needs for the foreseeable future, even if LCPI, LBCB and/or LBB fails to fund its portion of any future borrowing requests.

2008 Cable Bond Offerings

On June 16, 2008, TWC filed a shelf registration statement on Form S-3 (the “TWC Shelf Registration Statement”) with the SEC that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants. On June 19, 2008, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures, and on November 18, 2008, TWC issued $2.0 billion in aggregate principal amount of senior unsecured notes in two separate public offerings under the TWC Shelf Registration Statement (the “2008 Cable Bond Offerings”). TWC’s June 2008 $5.0 billion issuance consists of $1.5 billion principal amount of 6.20% Notes due 2013, $2.0 billion principal amount of 6.75% Notes due 2018 and $1.5 billion principal amount of 7.30% Debentures due 2038 (collectively, the “June 2008 Cable Debt Securities”). TWC’s November 2008 $2.0 billion issuance consists of $750 million principal amount of 8.25% Notes due 2014 and $1.250 billion principal amount of 8.75% Notes due 2019 (collectively, the “November 2008 Cable Debt Securities” and, together with the June 2008 Cable Debt Securities, the “2008 Cable Debt Securities”). TWC expects to use the net proceeds from the 2008 Cable Bond Offerings to finance, in part, the Special Dividend. Pending the payment of the Special Dividend, a portion of the net proceeds from the 2008 Cable Bond Offerings was used by TWC to repay variable-rate debt with lower interest rates than the interest rates on the debt securities issued in the 2008 Cable Bond Offerings, and the remainder was invested in accordance with TWC’s investment policy. If the TWC Separation Transactions are not consummated and the Special Dividend is not paid, TWC will use the remainder of the net proceeds from the 2008 Cable Bond Offerings for general corporate purposes, including repayment of indebtedness. The 2008 Cable Debt Securities are guaranteed by TWE and TW NY.

2008 Cable Bridge Facility

In addition to issuing the 2008 Cable Debt Securities described above, on June 30, 2008, TWC entered into a credit agreement with certain financial institutions for the $9.0 billion 2008 Cable Bridge Facility in order to finance, in part, the Special Dividend. Subject to certain limited exceptions pursuant to the terms of the 2008 Cable Bridge Facility, to the extent TWC incurs debt (other than an incurrence of debt under the Cable Revolving Facility and its existing commercial paper program), issues equity securities or completes asset sales prior to drawing on the 2008 Cable Bridge Facility, the commitments of the lenders under the 2008 Cable Bridge Facility will be reduced by an amount equal to the net cash proceeds from any such incurrence, issuance or sale. As a result of the 2008 Cable Bond Offerings, the amount of the commitments of the lenders under the 2008 Cable Bridge Facility was reduced to $2.070 billion. As discussed above, the Company does not expect that LBCB will fund its $138 million in commitments under the 2008 Cable Bridge Facility as a result of the Lehman Bankruptcy, and, therefore, the Company has included only $1.932 billion of commitments under the 2008 Cable Bridge Facility in its total committed capacity as of December 31, 2008. TWC may elect to extend the maturity date of the loans outstanding under the 2008 Cable Bridge Facility for an additional year. In the event TWC borrows any amounts under the 2008

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Cable Bridge Facility, subject to certain limited exceptions, TWC is required to use the net cash proceeds from any subsequent incurrence of debt (other than an incurrence of debt under the Cable Revolving Facility and its existing commercial paper program), issuance of equity securities and asset sale to prepay amounts outstanding under the 2008 Cable Bridge Facility. TWC may prepay amounts outstanding under the 2008 Cable Bridge Facility at any time without penalty or premium, subject to minimum amounts. TWC may not borrow any amounts under the 2008 Cable Bridge Facility unless and until the Special Dividend is declared. TWC’s obligations under the 2008 Cable Bridge Facility are guaranteed by TWE and TW NY.

Supplemental Credit Agreement

In the Separation Agreement, Time Warner (as lender) committed to lend to TWC (as borrower) under certain circumstances up to an aggregate principal amount of $3.5 billion under a two-year senior unsecured supplemental term loan facility. As a result of the issuance by TWC of the 2008 Cable Debt Securities, Time Warner’s original commitment was reduced to $1.535 billion. On December 10, 2008, Time Warner and TWC entered into a $1.535 billion credit agreement (the “Supplemental Credit Agreement”). TWC may borrow under the Supplemental Credit Agreement only to repay amounts outstanding at the final maturity of the 2008 Cable Bridge Facility, if any (the date of any such borrowing, the “Supplemental Borrowing Date”). TWC’s obligations under the Supplemental Credit Agreement are guaranteed by TWE and TW NY and any other affiliate of TWC that in the future guarantees any of TWC’s material indebtedness.

Time Warner’s commitment under the Supplemental Credit Agreement will be further reduced (i) by 50% of any additional amounts by which the commitments under the 2008 Cable Bridge Facility are further reduced by the net cash proceeds of subsequent issuances of debt or certain equity or certain asset sales by TWC prior to TWC’s borrowing under the 2008 Cable Bridge Facility and (ii) by the amount the sum of the borrowing availability under the Cable Revolving Facility plus the amount above $100 million of the total cash and cash equivalents of TWC and certain of its subsidiaries exceeds $2.0 billion (x) on any date prior to the Supplemental Borrowing Date on which the commitments under the Cable Revolving Facility are increased in excess of the current $6.0 billion amount or (y) on the Supplemental Borrowing Date. After the Supplemental Borrowing Date, subject to certain limited exceptions, TWC will be required to use the net cash proceeds from any incurrence of debt (other than an incurrence of debt under the Cable Revolving Facility and its existing commercial paper program), issuance of equity securities and asset sale to prepay amounts outstanding under the Supplemental Credit Agreement. In addition, TWC must prepay amounts outstanding under the Supplemental Credit Agreement by the amount the sum of the borrowing availability under the Cable Revolving Facility plus the amount above $100 million of the total cash and cash equivalents of TWC and certain of its subsidiaries exceeds $2.0 billion (i) on any date on which the commitments under the Cable Revolving Facility are increased in excess of the current $6.0 billion amount and (ii) on the last day of each fiscal quarter. TWC may prepay amounts outstanding under the Supplemental Credit Agreement at any time without penalty or premium, subject to minimum amounts.

Time Warner’s commitment will expire on the earliest of (i) the final maturity date of the 2008 Cable Bridge Facility if no amounts have been borrowed under the Supplemental Credit Agreement, (ii) the date on which TWC terminates the Supplemental Credit Agreement, which it may do at any time prior to its borrowing under the Supplemental Credit Agreement, or (iii) a reduction in Time Warner’s commitment to zero as a result of a reduction in the commitments under the 2008 Cable Bridge Facility as described above.

Other Financing Arrangements

From time to time, the Company enters into various other financing arrangements that provide for the accelerated receipt of cash on certain accounts receivable. The Company employs these arrangements because they provide a cost-efficient form of financing, as well as an added level of diversification of funding sources. The Company is able to realize cost efficiencies under these arrangements because the assets securing the financing are

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

held by a legally separate, bankruptcy-remote entity and provide direct security for the funding being provided. For more details, see Note 7 to the accompanying consolidated financial statements.

The following table summarizes the Company’s other financing arrangements at December 31, 2008 (millions):

	Committed Capacity(a)	Outstanding Utilization	Unused Capacity

Accounts receivable securitization facilities(b)	$805	$805	$—

(a)	Ability to use accounts receivable securitization facilities depends on availability of qualified assets.
(b)	The accounts receivable securitization facilities are accounted for as sales and, accordingly, the accounts receivable sold under these facilities are excluded from receivables in the accompanying consolidated balance sheet.

Additional Information

See Note 7 to the accompanying consolidated financial statements for additional information regarding the 2008 Cable Bond Offerings, the 2008 Cable Bridge Facility and the Supplemental Credit Agreement, as well as for further details regarding the Company’s outstanding debt and other financing arrangements, including certain information about maturities, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.

Contractual and Other Obligations

Contractual Obligations

In addition to the previously discussed financing arrangements, the Company has obligations under certain contractual arrangements to make future payments for goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying consolidated balance sheet.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The following table summarizes the Company’s aggregate contractual obligations at December 31, 2008, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (millions).

Contractual Obligations(a)(b)	Total	2009	2010-2011	2012-2013	Thereafter

Outstanding debt obligations and mandatorily redeemable preferred membership units (Note 7)	$39,834	$2,000	$9,535	$7,200	$21,099
Interest and dividends	29,978	2,244	4,361	3,638	19,735
Capital lease obligations (Note 7)	225	55	71	32	67
Operating lease obligations (Note 15)	4,510	674	1,100	913	1,823
Purchase obligations	13,527	4,145	3,992	2,914	2,476

Total contractual obligations and outstanding debt	$88,074	$9,118	$19,059	$14,697	$45,200

(a)	The table does not include the effects of certain put/call or other buy-out arrangements involving certain of the Company’s investees that are optional in nature.
(b)	The table does not include the Company’s reserve for uncertain tax positions and related accrued interest and penalties, which at December 31, 2008 totaled $2.177 billion, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

The following is a description of the Company’s material contractual obligations at December 31, 2008:

•	Outstanding debt obligations and mandatorily redeemable preferred membership units — represents the principal amounts due on outstanding debt obligations and mandatorily redeemable preferred membership units as of December 31, 2008. Amounts do not include any fair value adjustments, bond premiums, discounts, interest payments or dividends.

•	Interest and dividends — represents amounts based on the outstanding debt or mandatorily redeemable preferred membership units balances, respective interest or dividend rates (interest rates on variable-rate debt were held constant through maturity at the December 31, 2008 rates) and maturity schedule of the respective instruments as of December 31, 2008. Interest ultimately paid on these obligations may differ based on changes in interest rates for variable-rate debt, as well as any potential future refinancings entered into by the Company. See Note 7 to the accompanying consolidated financial statements for further details.

•	Capital lease obligations — represents the minimum lease payments under noncancelable capital leases, primarily for network equipment at the AOL segment financed under capital leases and certain transponder leases at the Networks segment.

•	Operating lease obligations — represents the minimum lease payments under noncancelable operating leases, primarily for the Company’s real estate and operating equipment in various locations around the world.

•	Purchase obligations — as it is used herein, a purchase obligation represents an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company expects to receive consideration (i.e., products or services) for these purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. Additionally, the Company also purchases products and services as needed, with no firm commitment. For this reason, the amounts presented in the table alone do not provide a reliable indicator of the Company’s expected future cash outflows. For purposes of identifying and accumulating purchase obligations, the Company has included all material contracts meeting the definition of a purchase obligation

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

(e.g., legally binding for a fixed or minimum amount or quantity). For those contracts involving a fixed or minimum quantity, but with variable pricing terms, the Company has estimated the contractual obligation based on its best estimate of the pricing that will be in effect at the time the obligation is incurred. Additionally, the Company has included only the obligations represented by those contracts as they existed at December 31, 2008, and did not assume renewal or replacement of the contracts at the end of their respective terms. If a contract includes a penalty for non-renewal, the Company has included that penalty, assuming it will be paid in the period after the contract term expires. If Time Warner can unilaterally terminate an agreement simply by providing a certain number of days notice or by paying a termination fee, the Company has included the amount of the termination fee or the amount that would be paid over the “notice period.” Contracts that can be unilaterally terminated without incurring a penalty have not been included.

The following table summarizes the Company’s purchase obligations at December 31, 2008 (millions):

Purchase Obligations	Total	2009	2010-2011	2012-2013	Thereafter

Network programming obligations(a)	$8,279	$1,918	$2,358	$2,085	$1,918
Creative talent and employment agreements(b)	1,816	983	711	105	17
Obligations to purchase paper and to use certain printing facilities for the production of magazines	956	191	359	358	48
Advertising, marketing and sponsorship obligations(c)	874	339	172	153	210
Obligations to purchase information technology licenses and services	253	79	125	49	—
Narrowband and broadband network obligations(d)	163	76	35	11	41
Other, primarily general and administrative obligations(e)	1,186	559	232	153	242

Total purchase obligations	$13,527	$4,145	$3,992	$2,914	$2,476

(a)	The Networks segment enters into contracts to license sports programming to carry on its television networks. The amounts in the table represent minimum payment obligations to sports leagues (e.g., NBA, NASCAR, MLB) to air the programming over the contract period. The Networks segment also enters into licensing agreements with certain movie studios to acquire the rights to air movies that the movie studios release theatrically. The pricing structures in these contracts differ in that certain agreements can require a fixed amount per movie while others will be based on a percentage of the movie’s box office receipts (with license fees generally capped at specified amounts), or a combination of both. The amounts included herein represent obligations for movies that have been released theatrically as of December 31, 2008 and are calculated using the actual or estimated box office performance or fixed amounts, as applicable.
(b)	The Company’s commitments under creative talent and employment agreements include obligations to executives, actors, producers, authors, and other talent under contractual arrangements, including union contracts.
(c)	Advertising, marketing and sponsorship obligations include minimum guaranteed royalty and marketing payments (including arena naming rights) to vendors and content providers, primarily at the Cable, Networks and Filmed Entertainment segments.
(d)	Narrowband and broadband network obligations relate primarily to minimum purchase commitments that AOL has with various narrowband and broadband network providers.
(e)	Other includes obligations to purchase general and administrative items and services, obligations related to the Company’s postretirement and unfunded defined benefit pension plans, purchase obligations for cable converter boxes at the Cable segment, construction commitments primarily for the Networks segment, certain minimum revenue share guarantees at the AOL and Networks segments, payments due pursuant to certain interactive technology arrangements and music licensing arrangements, as well as obligations to certain investee companies.

Most of the Company’s other long-term liabilities reflected in the accompanying consolidated balance sheet have been incorporated in the estimated timing of cash payments provided in the summary of contractual obligations, the most significant of which is an approximate $1.145 billion liability for film licensing obligations. However, certain long-term liabilities and deferred credits have been excluded from the summary because there are no cash outflows associated with them (e.g., deferred revenue) or because the cash outflows

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

associated with them are uncertain or do not represent a purchase obligation as it is used herein (e.g., deferred taxes, minority interests, participations and royalties, deferred compensation and other miscellaneous items). Contractual capital commitments are also included in the preceding table; however, these commitments represent only a small part of the Company’s expected capital spending in 2009 and beyond. Additionally, minimum pension funding requirements have not been presented, as such amounts have not been determined beyond 2008. The Company did not have a required minimum pension contribution obligation for its funded defined benefit pension plans in 2008; however, in 2008 it made discretionary contributions of $775 million to these plans.

Other Contractual Obligations

In addition to the contractual obligations previously discussed, certain other contractual commitments of the Company entail variable or undeterminable quantities and/or prices and, thus, do not meet the definition of a purchase obligation. As certain of these commitments are significant to its business, the Company has summarized these arrangements below. Given the variability in the terms of these arrangements, significant estimates were involved in the determination of these obligations. Actual amounts, once known, could differ significantly from these estimates (millions).

	Total	2009	2010-2011	2012-2013	Thereafter

Other Contractual Commitments	$19,804	$4,536	$7,714	$4,640	$2,914

The Company’s other contractual commitments at December 31, 2008 primarily consist of Cable programming arrangements, Digital Phone connectivity, DVD manufacturing obligations and future film licensing obligations, as follows:

•	Cable programming arrangements represent contracts that the Company’s Cable segment has with cable television networks and broadcast stations to provide programming services to its subscribers. Typically, these arrangements provide that the Company purchase cable television and broadcast programming for a certain number of subscribers as long as the Company is providing video services to such number of subscribers. There is generally no obligation to purchase these services if the Company is not providing video services. Programming fees represent a significant portion of the Cable segment’s costs of revenues. Future fees under such contracts are based on numerous variables, including number and type of customers. The obligation included in the above table represents estimates of future programming costs based on subscriber numbers at December 31, 2008 applied to the per-subscriber contractual rates contained in the contracts that were in effect as of December 31, 2008, for which the Company does not have the right to cancel the contract or for contracts with a guaranteed minimum commitment.

•	DVD manufacturing obligations relate to a six-year agreement, which expires in 2010, at the Filmed Entertainment segment with a third-party manufacturer to purchase the Company’s DVD requirements. This arrangement does not meet the definition of a purchase obligation since there are neither fixed nor minimum quantities under the arrangement. Amounts were estimated using current annual DVD manufacturing volumes and pricing per manufactured DVD for each remaining year of the agreement.

•	Digital Phone connectivity obligations relate to transport, switching and interconnection services that allow for the origination and termination of local and long-distance telephony traffic by the Cable segment. These expenses also include related technical support services. There is generally no obligation to purchase these services if the Company is not providing Digital Phone service. The amounts included above are based on the number of Digital Phone subscribers at December 31, 2008 and the per-subscriber contractual rates contained in the contracts that were in effect as of December 31, 2008.

•	Network programming obligations represent studio movie deal commitments to acquire the right to air movies that will be released in the future (i.e., after December 31, 2008). These arrangements do not meet the definition of a purchase obligation since there are neither fixed nor minimum quantities under the

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

Contingent Commitments

The Company also has certain contractual arrangements that would require it to make payments or provide funding if certain circumstances occur (“contingent commitments”). Contingent commitments include contingent consideration to be paid in connection with acquisitions and put/call arrangements on certain investment transactions, which could require the Company to make payments to acquire certain assets or ownership interests.

The following table summarizes separately the Company’s contingent commitments at December 31, 2008. For put/call options where payment obligations are outside the control of the Company, the timing of amounts presented in the table represents the earliest period in which payment could be made. For other contingent commitments, the timing of amounts presented in the table represents when the maximum contingent commitment will expire, but does not mean that the Company expects to incur an obligation to make any payments within that time period (millions).

	Total
Nature of Contingent Commitments	Commitments	2009	2010-2011	2012-2013	Thereafter

Guarantees(a)	$1,462	$74	$90	$89	$1,209
Letters of credit and other contingent commitments	1,054	396	29	161	468

Total contingent commitments	$2,516	$470	$119	$250	$1,677

(a)	Amounts primarily reflect the Six Flags Guarantee discussed below.

The following is a description of the Company’s contingent commitments at December 31, 2008:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by (a) entities formerly owned by the Company including the arrangement described below and (b) ventures in which the Company is or was a venture partner.

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (“Six Flags Georgia” and “Six Flags Texas,” respectively, and, collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and TWE, a subsidiary of TWC) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including the following (the “Guaranteed Obligations”): (a) making a minimum annual distribution to the limited partners of the Partnerships (the minimum was approximately $61 million in 2008 and is subject to annual cost of living adjustments); (b) making a minimum amount of capital expenditures each year (an amount approximating 6% of the Parks’ annual revenues); (c) offering each year to purchase 5% of the limited partnership units of the Partnerships (plus any such units not purchased pursuant to such offer in any prior year) based on an aggregate price for all limited partnership units at the higher of (i) $250 million in the case of Six Flags Georgia and $374.8 million in the case of Six Flags Texas (the “Base Valuations”) and (ii) a weighted average multiple of EBITDA for the respective Park over the previous four-year period (the “Cumulative LP Unit Purchase Obligation”); (d) making annual ground lease payments; and (e) either (i) purchasing all of the outstanding limited partnership units through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of each of the Partnerships in 2027 (Six Flags Georgia) and 2028 (Six Flags Texas) (the “End of Term Purchase”) or (ii) causing each of the Partnerships to

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

have no indebtedness and to meet certain other financial tests as of the end of the term of the Partnership. The aggregate amount payable in connection with an End of Term Purchase option on either Park will be the Base Valuation applicable to such Park, adjusted for changes in the consumer price index from December 1996, in the case of Six Flags Georgia, and December 1997, in the case of Six Flags Texas, through December of the year immediately preceding the year in which the End of Term Purchase occurs, in each case, reduced ratably to reflect limited partnership units previously purchased.

In connection with the Company’s 1998 sale of Six Flags Entertainment Corporation (which held the controlling interests in the Parks) to Six Flags, Inc. (formerly Premier Parks Inc.) (“Six Flags”), Six Flags and Historic TW entered into a Subordinated Indemnity Agreement pursuant to which Six Flags agreed to guarantee the performance of the Guaranteed Obligations when due and to indemnify Historic TW, among others, in the event that the Guaranteed Obligations are not performed and the Six Flags Guarantee is called upon. In the event of a default of Six Flags’ obligations under the Subordinated Indemnity Agreement, the Subordinated Indemnity Agreement and related agreements provide, among other things, that Historic TW has the right to acquire control of the managing partner of the Parks. Six Flags’ obligations to Historic TW are further secured by its interest in all limited partnership units that are held by Six Flags.

The Company has provided an inter-company indemnification arrangement to TWE in connection with TWE’s potential exposure under the Guaranteed Obligations. Pursuant to the original terms of the Six Flags Guarantee, Warner Bros. Entertainment Inc. (“WBEI”) is required to assume TWE’s rights and obligations if Historic TW does not own at least 50% of TWE. Accordingly, in connection with the separation of TWC from the Company, WBEI will assume the rights and obligations of TWE under the Six Flags Guarantee. In addition, TWE’s rights and obligations under the Subordinated Indemnity Agreement will be assigned to WBEI.

In November 2007, Moody’s Investors Service, Standard & Poor’s and Fitch Ratings downgraded their credit ratings for Six Flags. In March 2008, Moody’s Investors Service changed Six Flags’ rating outlook to negative from stable and downgraded its speculative-grade liquidity rating. In June 2008, Moody’s Investors Service and Fitch Ratings downgraded their senior unsecured credit ratings for Six Flags. In September 2008, Moody’s Investors Service downgraded Six Flags’ corporate family rating. To date, no payments have been made by the Company pursuant to the Six Flags Guarantee. In its quarterly report on Form 10-Q for the period ended September 30, 2008, Six Flags reported an estimated maximum Cumulative LP Unit Purchase Obligation for 2009 of approximately $335 million. The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term of the agreements are approximately $1.4 billion. Six Flags has also publicly disclosed that it has deposited approximately $15 million in an escrow account as a source of funds in the event Historic TW is required to fund any portion of the Guaranteed Obligations in the future.

Because the Six Flags Guarantee existed prior to the Company’s adoption of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and no modifications to the arrangements have been made since the date the guarantee came into existence, the recognition requirements of FIN 45 are not applicable to the arrangements and the Company has continued to account for the Guaranteed Obligations in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”). Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement (including the recent financial performance reported for the Parks and by Six Flags), the Company has concluded that a probable loss does not exist and, consequently, no liability for the arrangements has been recognized at December 31, 2008. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

•	Generally, letters of credit and surety bonds support performance and payments for a wide range of global contingent and firm obligations including insurance, litigation appeals, import of finished goods, real estate leases, cable installations and other operational needs. Other contingent commitments primarily include amounts payable representing contingent consideration on certain acquisitions, which if earned would require the Company to pay a portion or all of the contingent amount, and contingent payments for certain put/call arrangements, whereby payments could be made by the Company to acquire assets, such as a venture partner’s interest or a co-financing partner’s interest in one of the Company’s films.

•	On December 10, 2008, Time Warner (as lender) and TWC (as borrower) entered into a credit agreement for a two-year $1.535 billion senior unsecured supplemental term loan facility. TWC may borrow under the Supplemental Credit Agreement only to repay amounts outstanding at the final maturity of the 2008 Cable Bridge Facility, if any. TWC’s obligations under the Supplemental Credit Agreement are guaranteed by TWE and TW NY and any other affiliate of TWC that in the future guarantees any of TWC’s material indebtedness. As the Supplemental Credit Agreement is intercompany in nature, it is not reflected in the above table. See Note 7 to the accompanying consolidated financial statements.

Except as otherwise discussed above and below, Time Warner does not guarantee the debt of any of its investments accounted for using the equity method of accounting.

Backlog Securitization Facility

During the third quarter of 2008, Time Warner terminated its $300 million backlog securitization facility, which had provided for the accelerated receipt of cash on theatrical and television licensing contracts. At December 31, 2007, there was $231 million outstanding under the facility, which was classified as deferred revenue in the accompanying consolidated balance sheet.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Because backlog generally relates to contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is principally dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Backlog was approximately $4.1 billion and $3.7 billion at December 31, 2008 and December 31, 2007, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment in the amount of $967 million and $700 million at December 31, 2008 and December 31, 2007, respectively. The backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of the advertising spots received under such contracts to third parties.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. Credit risk in the Company’s businesses originates from sales of various products or services and is dispersed among many different counterparties.

The Company has gross accounts receivable of approximately $8.6 billion and maintains reserves, including an allowance for doubtful accounts and reserves for sales returns and pricing rebates, of $2.4 billion at December 31, 2008. No single customer had a receivable balance greater than 5% of total net receivables. The Company’s

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

exposure to customer credit risk is largely concentrated in the following categories (amounts presented below are net of reserves and allowances):

•	Various retailers for home video product of approximately $400 million;
•	Various cable and broadcast TV network operators for licensed TV and film product of approximately $2.0 billion;
•	Various magazine wholesalers related to the distribution of publishing product of approximately $150 million; and
•	Various cable, satellite and telephone companies for the distribution of television programming services of approximately $900 million.

Customer credit risk is monitored on a company-wide basis, as well as monitored and managed at each business. In managing customer credit risk, each division maintains a comprehensive approval process prior to issuing credit to third-party customers. On an ongoing basis, the Company tracks customer exposure based on news reports, ratings agency information and direct dialogue with customers. Counterparties that are determined to be of a higher risk are evaluated to assess whether the payment terms previously granted to them should be modified. The Company also continuously monitors payment levels from customers, and a provision for estimated uncollectible amounts is maintained based on historical experience and any specific customer collection issues that have been identified. While such uncollectible amounts have historically been within the Company’s expectations and related reserve balances, if there is a significant change in uncollectible amounts in the future or the financial condition of the Company’s counterparties across various industries or geographies deteriorates further, additional reserves may be required.

MARKET RISK MANAGEMENT

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments.

Interest Rate Risk

Time Warner has issued variable-rate debt that, at December 31, 2008, had an outstanding balance of $9.547 billion. Based on Time Warner’s variable-rate obligations outstanding at December 31, 2008, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease Time Warner’s annual interest expense and related cash payments by approximately $24 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company’s cash balance of $6.682 billion is invested in variable-rate interest-earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Time Warner has issued fixed-rate debt that, at December 31, 2008, had an outstanding balance of $29.897 billion and an estimated fair value of $29.435 billion. Based on Time Warner’s fixed-rate debt obligations outstanding at December 31, 2008, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $538 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

From time to time, the Company may use interest rate swaps or other similar derivative financial instruments to hedge the fair value of its fixed-rate obligations or the future cash flows of its variable-rate obligations. At December 31, 2008, there were no interest rate swaps or other similar derivative financial instruments outstanding.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Foreign Currency Risk

Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge certain film production costs abroad as well as other transactions, assets and liabilities denominated in a foreign currency. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the calendar year. The hedging period for royalties and license fees covers revenues expected to be recognized during the calendar year; however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated cash back into U.S. dollars. To hedge this exposure, Time Warner uses foreign exchange contracts that generally have maturities of three months to eighteen months providing continuing coverage throughout the hedging period. At December 31, 2008 and 2007, Time Warner had contracts for the sale of $1.900 billion and $2.113 billion, respectively, and the purchase of $2.330 billion and $1.934 billion, respectively, of foreign currencies at fixed rates. The following provides a summary of foreign currency contracts by currency (millions):

	December 31, 2008		December 31, 2007
	Sales	Purchases	Sales	Purchases

British pound	$697	$1,028	$860	$636
Euro	410	351	489	451
Canadian dollar	311	265	324	280
Australian dollar	199	315	199	229
Other	283	371	241	338

Total	$1,900	$2,330	$2,113	$1,934

Based on the foreign exchange contracts outstanding at December 31, 2008, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2008 would result in approximately $43 million of net unrealized gains. Conversely, a 10% appreciation of the U.S. dollar would result in approximately $43 million of net unrealized losses. For a hedge of forecasted royalty or license fees denominated in a foreign currency, consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the hedging period from the sale of U.S. copyrighted products abroad. See Note 13 to the accompanying consolidated financial statements for additional discussion.

The recent strengthening of the value of the U.S. dollar relative to the local currencies in international territories in which the Company operates had a moderately negative impact on the Company’s results of operations in the latter part of 2008. The Company estimates that if the exchange rates remain at their current levels or if there is further strengthening of the U.S. dollar during 2009, the Company’s results of operations in 2009 would be negatively affected compared to its 2008 results of operations.

Equity Risk

The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which the companies operate. During 2008, the Company recorded $458 million of impairments related to equity instruments. At December 31, 2008, these securities, which are classified in Investments, including available-for-sale securities in the accompanying consolidated balance sheet, included $1.183 billion of investments accounted for using the equity method of accounting, $111 million of cost-method

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

investments, primarily relating to equity interests in privately held businesses, and $636 million of fair value investments, including $548 million of investments related to the Company’s deferred compensation program, $88 million of investments in unrestricted public equity securities held for purposes other than trading and $1 million of equity derivative instruments.

The potential loss in fair value resulting from a 10% adverse change in equity prices of the Company’s available-for-sale securities and equity derivatives would be approximately $9 million. While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee company experiences poor operating results or if the U.S. equity markets experience future broad declines in value. See Note 4 to the accompanying consolidated financial statements for additional discussion.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by the management of Time Warner and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors. The Company considers the following to be critical accounting policies:

•	Multiple-Element Transactions;
•	Gross versus Net Revenue Recognition;
•	Impairment of Goodwill and Identifiable Intangible Assets;
•	Film Cost Recognition and Impairments;
•	Sales Returns and Uncollectible Accounts; and
•	Income Taxes.

For a discussion of each of the Company’s critical accounting policies, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 1 to the accompanying consolidated financial statements.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, Operating Income (Loss) before Depreciation and Amortization and cash from operations. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

Various factors could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and cause Time Warner’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in Part I of this report and in Time Warner’s other filings made from time to time with the SEC after the date of this report. In

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

addition, Time Warner operates in highly competitive, consumer and technology-driven and rapidly changing media, entertainment, interactive services and cable businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors.

Further, for Time Warner generally, lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments may result in Time Warner’s inability to realize the value of recorded intangibles and goodwill at those segments. In addition, achieving the Company’s financial objectives, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in Part I of this report, as well as:

•	a longer than anticipated continuation of the current economic slowdown or further deterioration in the economy;
•	decreased liquidity in the capital markets, including any reduction in the ability to access the capital markets for debt securities or bank financings;
•	the impact of terrorist acts and hostilities;
•	changes in the Company’s plans, strategies and intentions;
•	the impacts of significant acquisitions, dispositions and other similar transactions, including the planned separation of TWC from Time Warner; and
•	the failure to meet earnings expectations.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(millions, except per share amounts)

	December 31,	December 31,
	2008	2007

ASSETS
Current assets
Cash and equivalents	$6,682	$1,516
Receivables, less allowances of $2,359 and $2,410	6,195	7,296
Inventories	1,989	2,105
Prepaid expenses and other current assets	976	834
Deferred income taxes	760	700

Total current assets	16,602	12,451

Noncurrent inventories and film costs	5,192	5,304
Investments, including available-for-sale securities	1,930	1,963
Property, plant and equipment, net	18,433	18,048
Intangible assets subject to amortization, net	4,057	5,167
Intangible assets not subject to amortization	31,822	47,220
Goodwill	34,530	41,749
Other assets	1,330	1,928

Total assets	$113,896	$133,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,341	$1,470
Participations payable	2,522	2,547
Royalties and programming costs payable	1,265	1,253
Deferred revenue	1,169	1,178
Debt due within one year	2,067	126
Other current liabilities	5,610	5,611
Current liabilities of discontinued operations	2	8

Total current liabilities	13,976	12,193
Long-term debt	37,616	37,004
Mandatorily redeemable preferred membership units issued by a subsidiary	300	300
Deferred income taxes	8,756	13,951
Deferred revenue	283	522
Other liabilities	7,258	7,002
Minority interests	3,419	4,322
Commitments and contingencies (Note 15)
Shareholders’ equity
Time Warner common stock, $0.01 par value, 4.891 and 4.877 billion shares issued and 3.588 and 3.593 billion shares outstanding	49	49
Paid-in-capital	169,531	170,230
Treasury stock, at cost (1.303 and 1.284 billion shares)	(25,836)	(25,526)
Accumulated other comprehensive income (loss), net	(1,676)	149
Accumulated deficit	(99,780)	(86,366)

Total shareholders’ equity	42,288	58,536

Total liabilities and shareholders’ equity	$113,896	$133,830

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended December 31,
(millions, except per share amounts)

	2008	2007	2006

Revenues:
Subscription	$25,786	$24,904	$23,651
Advertising	8,742	8,799	8,283
Content	11,432	11,708	10,670
Other	1,024	1,071	1,086

Total revenues(a)	46,984	46,482	43,690
Costs of revenues(a)	(27,289)	(27,426)	(24,876)
Selling, general and administrative(a)	(10,163)	(9,653)	(10,397)
Amortization of intangible assets	(784)	(674)	(587)
Amounts related to securities litigation and government investigations	(21)	(171)	(705)
Merger-related, restructuring and shutdown costs	(359)	(262)	(400)
Asset impairments	(24,309)	(36)	(213)
Gain (loss) on disposal of assets, net	(16)	689	791

Operating income (loss)	(15,957)	8,949	7,303
Interest expense, net(a)	(2,250)	(2,299)	(1,674)
Other income (loss), net	(416)	145	1,127
Minority interest income (expense), net	1,974	(408)	(375)

Income (loss) from continuing operations before income taxes	(16,649)	6,387	6,381
Income tax benefit (provision)	3,247	(2,336)	(1,308)

Income (loss) from continuing operations	(13,402)	4,051	5,073
Discontinued operations, net of tax	—	336	1,454

Income (loss) before cumulative effect of accounting change	(13,402)	4,387	6,527
Cumulative effect of accounting change, net of tax	—	—	25

Net income (loss)	$(13,402)	$4,387	$6,552

Basic income (loss) per common share from continuing operations	$(3.74)	$1.09	$1.21
Discontinued operations	—	0.09	0.35
Cumulative effect of accounting change	—	—	0.01

Basic net income (loss) per common share	$(3.74)	$1.18	$1.57

Average basic common shares outstanding	3,582.6	3,718.9	4,182.5

Diluted income (loss) per common share from continuing operations	$(3.74)	$1.08	$1.20
Discontinued operations	—	0.09	0.34
Cumulative effect of accounting change	—	—	0.01

Diluted net income (loss) per common share	$(3.74)	$1.17	$1.55

Average diluted common shares outstanding	3,582.6	3,762.3	4,224.8

Cash dividends declared per share of common stock	$0.250	$0.235	$0.210

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$407	$336	$403
Costs of revenues	(216)	(232)	(195)
Selling, general and administrative	(7)	(5)	20
Interest income, net	—	—	39

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31,
(millions)

	2008	2007	2006

OPERATIONS
Net income (loss)(a)	$(13,402)	$4,387	$6,552
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	—	—	(25)
Depreciation and amortization	4,590	4,412	3,550
Amortization of film and television costs	5,891	6,076	6,087
Asset impairments	24,309	36	213
(Gain) loss on investments and other assets, net	434	(909)	(1,822)
Equity in losses of investee companies, net of cash distributions	31	63	(64)
Equity-based compensation	290	286	263
Minority interests	(1,974)	408	375
Deferred income taxes	(4,116)	1,736	1,101
Amounts related to securities litigation and government investigations	—	(741)	361
Changes in operating assets and liabilities, net of acquisitions:
Receivables	1,245	(1,090)	185
Inventories and film costs	(5,766)	(6,045)	(6,642)
Accounts payable and other liabilities	(445)	109	(466)
Other changes	(741)	60	213
Adjustments relating to discontinued operations(a)	(14)	(313)	(1,283)

Cash provided by operations(b)(c)	10,332	8,475	8,598

INVESTING ACTIVITIES
Investments in available-for-sale securities	(19)	(94)	(8)
Investments and acquisitions, net of cash acquired	(2,435)	(1,513)	(12,303)
Investment in a wireless joint venture	(3)	(33)	(633)
Investment activities of discontinued operations	—	(26)	4
Capital expenditures and product development costs	(4,377)	(4,430)	(4,076)
Capital expenditures from discontinued operations	—	—	(65)
Investment proceeds from available-for-sale securities	17	36	44
Other investment proceeds	331	2,041	4,565

Cash used by investing activities	(6,486)	(4,019)	(12,472)

FINANCING ACTIVITIES
Borrowings	40,366	14,690	18,332
Debt repayments	(37,808)	(12,523)	(3,651)
Issuance of mandatorily redeemable preferred membership units by a subsidiary	—	—	300
Proceeds from exercise of stock options	134	521	698
Excess tax benefit on stock options	3	76	116
Principal payments on capital leases	(43)	(57)	(86)
Repurchases of common stock(d)	(332)	(6,231)	(13,660)
Dividends paid	(901)	(871)	(876)
Other financing activities	(99)	(94)	30

Cash provided (used) by financing activities	1,320	(4,489)	1,203

INCREASE (DECREASE) IN CASH AND EQUIVALENTS(e)	5,166	(33)	(2,671)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,516	1,549	4,220

CASH AND EQUIVALENTS AT END OF PERIOD	$6,682	$1,516	$1,549

(a)	Includes net income from discontinued operations of $0 million, $336 million and $1.454 billion for the years ended December 31, 2008, 2007 and 2006, respectively. After considering noncash gains and expenses and working capital-related adjustments relating to discontinued operations, net operational cash flows from discontinued operations were $(14) million, $23 million and $171 million for the years ended December 31, 2008, 2007 and 2006, respectively.
(b)	2008, 2007 and 2006 reflect $21 million, $912 million and $344 million, respectively, in payments, net of recoveries, related to securities litigation and government investigations.
(c)	2007 and 2006 include an approximate $2 million and $181 million source of cash, respectively, related to changing the fiscal year end of certain international operations from November 30 to December 31.
(d)	2007 excludes $440 million of common stock repurchased or due from Liberty Media Corporation, indirectly attributable to the exchange of the Atlanta Braves baseball franchise (the “Braves”) and Leisure Arts, Inc. (“Leisure Arts”). Specifically, the $440 million represents the fair value at the time of the exchange of the Braves and Leisure Arts of $473 million, less a $33 million net working capital adjustment (Note 3).
(e)	The effect of foreign currency exchange rate changes on cash flows for any period has not been significant, and, as a result, is not separately disclosed.

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31,
(millions, except per share amounts)

				Retained
				Earnings
	Common	Paid-In	Treasury	(Accumulated
	Stock	Capital	Stock	Deficit)	Total

BALANCE AT DECEMBER 31, 2005	$48	$168,260	$(5,463)	$(97,740)	$65,105
Net income	—	—	—	6,552	6,552
Foreign currency translation adjustments	—	—	—	347	347
Change in unrealized gain on securities, net of $10 million income tax benefit(a)	—	—	—	(12)	(12)
Change in realized and unrealized losses on derivative financial instruments, net of $5.6 million income tax provision	—	—	—	8	8

Comprehensive income	—	—	—	6,895	6,895
Change in unfunded benefit obligation upon adoption of FAS 158, net of $239 million income tax impact	—	—	—	(415)	(415)
Cash dividends ($0.21 per common share)	—	(876)	—	—	(876)
Common stock repurchases	—	—	(13,671)	—	(13,671)
Shares received from the exercise or forfeiture of employee equity instruments	—	—	(6)	—	(6)
Gain on Time Warner Cable stock issuance	—	1,771	—	—	1,771
Gain on AOL equity issuance	—	801	—	—	801
Amounts related primarily to stock options and restricted stock, including $258 million income tax impact	—	785	—	—	785

BALANCE AT DECEMBER 31, 2006	$48	$170,741	$(19,140)	$(91,260)	$60,389

Net income	—	—	—	4,387	4,387
Foreign currency translation adjustments	—	—	—	290	290
Change in unfunded benefit obligation, net of $9 million income tax impact	—	—	—	2	2
Change in realized and unrealized losses on derivative financial instruments, net of $3.8 million income tax benefit	—	—	—	(7)	(7)

Comprehensive income	—	—	—	4,672	4,672
Cash dividends ($0.235 per common share)	—	(871)	—	—	(871)
Common stock repurchases(b)	—	(211)	(6,373)	—	(6,584)
Shares received from the exercise or forfeiture of employee equity instruments	—	—	(13)	—	(13)
Impact of adopting new accounting pronouncements(c)	—	12	—	374	386
Amounts related primarily to stock options and restricted stock, including $242 million income tax impact	1	559	—	(3)	557

BALANCE AT DECEMBER 31, 2007	$49	$170,230	$(25,526)	$(86,217)	$58,536

Net loss	—	—	—	(13,402)	(13,402)
Foreign currency translation adjustments	—	—	—	(956)	(956)
Change in unrealized gain on securities, net of $11 million income tax benefit(a)	—	—	—	(18)	(18)
Change in unfunded benefit obligation, net of $484 million income tax impact	—	—	—	(780)	(780)
Change in realized and unrealized losses on derivative financial instruments, net of $44 million income tax benefit	—	—	—	(71)	(71)

Comprehensive loss	—	—	—	(15,227)	(15,227)
Cash dividends ($0.25 per common share)	—	(901)	—	—	(901)
Common stock repurchases	—	—	(299)	—	(299)
Shares received from the exercise or forfeiture of employee equity instruments	—	—	(11)	—	(11)
Impact of adopting new accounting pronouncements(c)	—	—	—	(13)	(13)
Amounts related primarily to stock options and restricted stock, including $260 million income tax impact	—	202	—	1	203

BALANCE AT DECEMBER 31, 2008	$49	$169,531	$(25,836)	$(101,456)	$42,288

(a)	Includes an $8 million pretax reduction (tax effect of $3 million) related to realized gains on the sale of securities in 2008. These changes are included in the 2008 net income. Includes a $29 million pretax reduction (tax effect of $11 million) related to realized gains on the sale of securities in 2006. These changes are included in the 2006 net income.
(b)	Includes $440 million of common stock repurchased from Liberty Media Corporation, indirectly attributable to the exchange of the Braves and Leisure Arts. Specifically, the $440 million represents the fair value at the time of the exchange of the Braves and Leisure Arts of $473 million, less a $33 million net working capital adjustment.
(c)	For the year ended December 31, 2008, includes the impact of adopting the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”), and EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”) (Note 1). For the year ended December 31, 2007, includes the impact of adopting the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), of $445 million, partially offset by the impact of adopting the provisions of EITF Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”), of $59 million.

See accompanying notes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

Basis of Consolidation

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of Time Warner and all voting interest entities in which Time Warner has a controlling voting interest (“subsidiaries”). In addition, FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (a “VIE”). The primary beneficiary of a VIE is the party that absorbs the majority of the entity’s expected losses, receives the majority of its expected residual returns, or both, as a result of holding variable interests. In accordance with FIN 46R, the Company consolidates those VIEs of which it is the primary beneficiary. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the consolidated financial statements include reserves established for accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, film ultimate revenues, home video and magazine returns, business combinations, pension and other postretirement benefits, equity-based compensation, income taxes, contingencies, litigation matters and certain programming arrangements.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the December 31, 2008 presentation, including reclassifications of shareholders’ equity components and certain tax reserves to deferred tax valuation allowances.

Changes in Basis of Presentation

Consolidation of Kansas City Pool

On January 1, 2007, the Company began consolidating the results of the Kansas City, south and west Texas and New Mexico cable systems (the “Kansas City Pool”) it received upon the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) to TWC and Comcast Corporation (together with its subsidiaries, “Comcast”). Prior to January 1, 2007, the Company accounted for TKCCP as an equity-method investment.

Recent Accounting Standards

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Split-Dollar Life Insurance Arrangements

On January 1, 2008, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue 06-10, Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”), and EITF Issue No. 06-04, Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”), which require that a company recognize a liability for the postretirement benefits associated with endorsement and collateral assignment split-dollar life insurance arrangements. Adoption of this guidance resulted in an increase to accumulated deficit of $13 million as of January 1, 2008. The resulting change in the accrual for the year ended December 31, 2008 was not material.

Fair Value Measurements

On January 1, 2008, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 157, Fair Value Measurements (“FAS 157”), which establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. The provisions of FAS 157 adopted on January 1, 2008 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s consolidated financial statements. The provisions of FAS 157 related to other nonfinancial assets and liabilities became effective for Time Warner on January 1, 2009, and are being applied prospectively. These provisions are not expected to have any impact on the Company’s historical consolidated financial statements. For more information, see Note 4.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In June 2008, the FASB issued Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”), in which the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents (such as restricted stock units granted by the Company) are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of FSP No. EITF 03-6-1 became effective for Time Warner on January 1, 2009 and are being applied retrospectively to all prior-period earnings per share computations. The adoption of FSP No. EITF 03-6-1 will not have a material impact on earnings per share amounts in prior periods.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Business Combinations

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In addition, FAS 141R requires that changes in the amount of acquired tax attributes be included in the Company’s results of operations. FAS 141R became effective for Time Warner on January 1, 2009 and is being applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. While FAS 141R applies only to business combinations with an acquisition date after its effective date, the amendments to FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”), with respect to deferred tax valuation allowances and liabilities for income tax uncertainties will be applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations. The provisions of FAS 141R will not impact the Company’s consolidated financial statements for prior periods.

Noncontrolling Interests

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“FAS 160”). The provisions of FAS 160 establish accounting and reporting standards for the noncontrolling interest in a subsidiary, including the accounting treatment upon the deconsolidation of a subsidiary. FAS 160 became effective for Time Warner on January 1, 2009 and is being applied prospectively, except for the provisions related to the presentation of noncontrolling interests. Beginning in the first quarter of 2009, noncontrolling interests of $3.419 billion and $4.322 billion as of December 31, 2008 and 2007, respectively, will be reclassified to shareholders’ equity in the consolidated balance sheet. For the year ended December 31, 2008, minority interest income of $1.974 billion, and for the years ended December 31, 2007 and 2006, minority interest expense of $408 million and $375 million, respectively, will be excluded from net income in the consolidated statement of operations for all prior periods. Earnings per share for all prior periods will not be impacted.

Summary of Critical and Significant Accounting Policies

The SEC considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by the management of Time Warner and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. The Company considers the policies relating to the following matters to be critical accounting policies:

•	Multiple-Element Transactions (see pages 152 to 155);

•	Gross versus Net Revenue Recognition (see pages 155 to 156);

•	Impairment of Goodwill and Identifiable Intangible Assets (see pages 144 to 146);

•	Film Cost Recognition and Impairments (see pages 151 to 152);

•	Sales Returns and Uncollectible Accounts (see page 141); and

•	Income Taxes (see pages 156 to 157).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Equivalents

Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. The Company monitors concentrations of credit risk with respect to cash and equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar instruments. As of December 31, 2008, the majority of the Company’s cash and equivalents were invested in Rule 2a-7 money market mutual funds and with banks with a credit rating of at least A. At December 31, 2008, no single money market mutual fund or bank held more than $600 million, and the money market mutual fund investments were comprised primarily of U.S. government and agency securities.

Sales Returns and Uncollectible Accounts

Management’s estimate of product sales that will be returned and the amount of receivables that will ultimately be collected is an area of judgment affecting reported revenues and net income. In estimating product sales that will be returned, management analyzes vendor sell-off of product, historical return trends, current economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any product sales that provide the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale. The Company’s products subject to return include home video product at the Filmed Entertainment and Networks segments and magazines and direct sales merchandise at the Publishing segment. At December 31, 2008, total reserves for returns (which also reflects reserves for certain pricing allowances provided to customers) were $1.380 billion at the Filmed Entertainment and Networks segments primarily related to film products (e.g., DVD sales) and $411 million at the Publishing segment for magazines and direct sales merchandise.

Similarly, management evaluates accounts receivable to determine if they will ultimately be fully collected. In performing this evaluation, significant judgments and estimates are involved, including management’s views on trends in the overall receivable agings at the different divisions, and for larger accounts, analyses of specific risks on a customer specific basis. Using this information, management reserves an amount that is expected to be uncollectible. At December 31, 2008 and 2007, total reserves for uncollectible accounts were approximately $568 million and $541 million, respectively. Bad debt expense recognized during the years ended December 31, 2008, 2007 and 2006 totaled $414 million, $384 million and $460 million, respectively.

Based on management’s analyses of sales returns and allowances and uncollectible accounts, the Company had total reserves of $2.359 billion and $2.410 billion at December 31, 2008 and 2007, respectively. Total gross accounts receivable were $8.554 billion and $9.706 billion at December 31, 2008 and 2007, respectively. As of December 31, 2008, no single counterparty comprised greater than 5% of the Company’s $6.195 billion net trade receivables balance. In general, the Company does not require collateral with respect to its trade receivable arrangements. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment histories, current credit ratings and other factors.

Investments

Investments in companies in which Time Warner has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when Time Warner owns between 20% and 50% of the investee, holds substantial management rights or holds an interest of less than 20% where the investee is a limited liability partnership or limited liability corporation that is treated as a flow-through entity. However, in certain circumstances, Time Warner’s ownership percentage exceeds 50% but the Company accounts for the investment using the equity method of accounting because the minority shareholders hold rights that allow them to participate in certain operations of the business.

Under the equity method of accounting, only Time Warner’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only Time Warner’s share of the investee’s earnings

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Investments in companies in which Time Warner does not have a controlling interest or over which it is unable to exert significant influence are accounted for at market value if the investments are publicly traded and any resale restrictions are in effect for less than one year (“available-for-sale investments”). If there are resale restrictions greater than one year or if the investment is not publicly traded, the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported, net-of-tax, in the consolidated statement of shareholders’ equity as a component of Accumulated other comprehensive income, net, until the investment is sold or considered impaired (see “Asset Impairments” below), at which time the realized gain or loss is included in Other income, net. Dividends and other distributions of earnings from both market-value investments and investments accounted for at cost are included in Other income, net, when declared. For more information, see Note 4.

Consolidation

Time Warner consolidates the results of operations of an entity that is not a VIE when it has a controlling voting interest in the entity. An entity is a VIE if it meets any of the criteria set forth in FASB Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities (revised December 2003) (“FIN 46R”), which are: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. A VIE is consolidated if the Company is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. Time Warner periodically makes judgments in determining whether entities in which it invests are VIEs, and, if so, whether the Company is the primary beneficiary and, thus, required to consolidate the entity.

Accounts Receivable Securitization Facilities

Time Warner has certain accounts receivable securitization facilities that provide for the accelerated receipt of cash on available accounts receivable. These securitization transactions are accounted for as sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125 (“FAS 140”), because the Company has relinquished control of the receivables. For more information, see Notes 7 and 17.

Derivative Instruments

The Company accounts for derivative instruments in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 138”), and FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. In addition, these pronouncements provide that for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in shareholders’ equity as a component of Accumulated other comprehensive income, net, until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

derivative’s change in fair value is immediately recognized in earnings. The Company uses derivative instruments principally to manage the risk associated with movements in foreign currency exchange rates and the risk that changes in interest rates will affect the fair value or cash flows of its debt obligations. At December 31, 2008, there were no interest rate swaps or other similar derivative financial instruments outstanding. See Note 13 for additional information regarding derivative instruments held by the Company and risk management strategies.

Financial Instruments

Based on the interest rates prevailing at December 31, 2008, the carrying value of Time Warner’s debt exceeded its fair value by approximately $900 million (Note 7). The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of such instruments. Additionally, certain differences exist between the carrying value and fair value of the Company’s other financial instruments; however, these differences are not significant at December 31, 2008. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Additions to property, plant and equipment generally include material, labor and overhead. Depreciation, which includes amortization of capital leases, is provided generally on a straight-line basis over estimated useful lives. Time Warner evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives. Property, plant and equipment, including capital leases, consist of (millions):

	December 31,		Estimated
	2008	2007	Useful Lives

Land and buildings(a)	$4,065	$4,116	7 to 40 years
Cable distribution systems	14,492	12,940	3 to 25 years(b)
Cable converters and modems	5,081	4,488	3 to 5 years
Capitalized software costs	3,027	2,549	1 to 7 years
Furniture, fixtures and other equipment	6,451	6,256	2 to 15 years

	33,116	30,349
Less accumulated depreciation	(14,683)	(12,301)

Total	$18,433	$18,048

(a)	Land and buildings include $671 million and $694 million related to land as of December 31, 2008 and 2007, respectively, which is not depreciated.
(b)	Weighted-average useful lives for distribution systems are approximately 12 years.

Capitalized Software Costs

Time Warner capitalizes certain costs incurred for the development of internal use software. These costs, which include the costs associated with coding, software configuration, upgrades and enhancements, are included in property, plant and equipment in the consolidated balance sheet.

AOL capitalizes costs incurred for the production of computer software that generates the functionality for its paid services. Capitalized costs typically include direct labor and related overhead for software produced by AOL, as well as the cost of software purchased from third parties. Costs incurred for a product prior to the determination that the product is technologically feasible (research and development costs), as well as maintenance costs for established products, are expensed as incurred. Once technological feasibility has been established, such costs are capitalized until the software has completed testing and is mass-marketed. Amortization is recognized on a product-by-product basis using the greater of the straight-line method or the current year revenue as a percentage of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of the product release. Included in costs of revenues are research and development costs totaling $69 million in 2008, $74 million in 2007 and $114 million in 2006. The total net book value of capitalized software costs related to paid services was $9 million and $33 million as of December 31, 2008 and 2007, respectively. Such amounts are included in other assets in the consolidated balance sheet. Amortization of capitalized software costs was $22 million in 2008, $62 million in 2007 and $106 million in 2006.

Intangible Assets

As a creator and distributor of branded information and copyrighted entertainment products, Time Warner has a significant number of intangible assets, including cable television franchise rights, acquired film and television libraries and other copyrighted products, trademarks and customer lists. Time Warner does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films and television series, generally are either expensed as incurred or capitalized as tangible assets, as in the case of cash advances and inventoriable product costs. Intangible assets acquired in business combinations are recorded at fair value in the Company’s consolidated balance sheet. For more information, see Note 2.

Asset Impairments

Investments

The Company’s investments consist of fair-value investments, including available-for-sale investments, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. The Company regularly reviews its investment securities for impairment, including when the carrying value of an investment exceeds its related market value. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Such a determination is dependent on the facts and circumstances relating to the applicable investment. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis, the financial condition of the investee and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

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

For investments accounted for using the cost or equity method of accounting, the Company evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment. This list is not all-inclusive, and the Company weighs all known quantitative and qualitative factors in determining if an other-than-temporary decline in the value of an investment has occurred. For more information, see Note 4.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis and, in certain cases, a combination of a DCF analysis and a market-based approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the DCF analyses are based on the Company’s most recent budgets and business plans and various growth rates have been assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In addition, when a DCF analysis is used as the primary method for determining fair value, the Company assesses the reasonableness of its determined fair values by reference to other fair value indicators such as comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. Common among such approaches is the “relief from royalty” methodology, which is used in estimating the fair value of the Company’s brands and trademarks, and the income methodology, which is used to value cable franchise rights. The income methodology used to value cable franchise rights entails identifying the projected discrete cash flows related to such cable franchise rights and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows attributable to cable franchise rights and the identification of appropriate terminal growth rate assumptions. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace.

FASB Statement No. 142, Goodwill and Intangible Assets (“FAS 142”), requires the testing of goodwill for impairment be performed at a level referred to as a reporting unit. A reporting unit is either the “operating segment level” (e.g., HBO, Turner, Warner Bros.) or one level below, which is referred to as a “component” (e.g., Turner Entertainment, Turner News, Sports Illustrated, People). The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business. If the operations below the operating segment level are determined to be a self-sustaining business, testing is generally required to be performed at this level; however, if multiple self-sustaining business units exist within an operating segment, an evaluation would be performed to determine if the multiple business units share resources that support the overall goodwill balance. For purposes of the goodwill impairment test, Time Warner has identified the following thirteen reporting units:

•	AOL;
•	Warner Bros.;
•	HBO;
•	Turner;

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	Publishing;
•	Carolinas cable region;
•	Midwest cable region;
•	New York City cable region;
•	Upstate New York cable region;
•	National cable region;
•	Kansas City cable region;
•	Texas cable region; and
•	West cable region.

Goodwill and indefinite-lived intangible assets, primarily certain franchise assets and tradenames, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. As a result of entering into the TWC Separation Agreement, the Company tested TWC’s goodwill and cable franchise rights during the second quarter of 2008 for which no impairments were recorded. In connection with the performance of its 2008 annual impairment analyses, the Company recorded asset impairments of $24.168 billion. The asset impairments recorded reduced the carrying values of goodwill at the AOL and Publishing segments by $2.207 billion and $6.007 billion, respectively, reduced the carrying values of certain tradenames at the Publishing segment by $1.132 billion, including $614 million of finite-lived intangible assets, and reduced cable franchise rights at the Cable segment by $14.822 billion. For more information, see Note 2.

Long-Lived Assets

Long-lived assets, including finite-lived intangible assets (e.g., tradenames, customer relationships, film libraries and property, plant and equipment), do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the more likely than not disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset group against the carrying value of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the estimated fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset’s carrying value to its estimated fair value. To the extent the carrying value is greater than the asset’s estimated fair value, an impairment loss is recognized for the difference. Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value. For more information, see Note 2.

Other Asset Impairments

During 2008, the Company also recorded noncash impairments of $22 million related to asset writedowns in connection with facility consolidations at the AOL segment, $45 million for certain non-core cable systems at the Cable segment, $18 million related to GameTap, an online video game business, at the Networks segment and $30 million related to a sub-lease with a tenant that filed for bankruptcy in September 2008, $21 million related to Southern Living At Home, which is held for sale, and $5 million related to certain other asset write-offs at the Publishing segment.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting for Pension Plans

Time Warner and certain of its subsidiaries have both funded and unfunded defined benefit pension plans, the substantial majority of which are noncontributory, covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans, primarily noncontributory, covering international employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the interest factor implied by the discount rate and the rate of compensation increases. The determination of these assumptions is discussed in more detail in Note 11.

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

The grant-date fair value of a stock option is estimated using the Black-Scholes option-pricing model, consistent with the provisions of FAS 123R and SAB No. 107, Share-Based Payment. Because the option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company determines the volatility assumption for these stock options using implied volatilities data from its traded options. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of Time Warner employees. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Time Warner common stock at the date of grant.

In April 2007, TWC made its first grant of stock options and restricted stock units based on TWC Class A common stock. The valuation of, as well as the expense recognition for, such awards is generally consistent with the treatment of Time Warner awards as described above. However, because TWC’s Class A common stock has a limited trading history, the volatility assumption was calculated using a 75%-25% weighted average of implied volatility of TWC traded options and the historical stock price volatility of a comparable peer group of publicly traded companies.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Video programming, high-speed data and voice costs are recorded as the services are provided. Video programming costs are recorded based on TWC’s contractual agreements with its programming vendors. These contracts are generally multi-year agreements that provide for TWC to make payments to the programming vendors

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

at agreed upon market rates based on the number of subscribers to which TWC provides the programming service. If a programming contract expires prior to the parties’ entry into a new agreement and TWC continues to distribute the service, TWC management estimates the programming costs during the period there is no contract in place. In doing so, TWC management considers the previous contractual rates, inflation and the status of the negotiations in determining its estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. TWC management also makes estimates in the recognition of programming expense related to other items, such as the accounting for free periods and credits from service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions.

Launch fees received by TWC from programming vendors are recognized as a reduction of expense on a straight-line basis over the life of the related programming arrangement. Amounts received by TWC from programming vendors representing the reimbursement of marketing costs are recognized as a reduction of marketing expenses as the marketing services are provided.

Filmed Entertainment

Feature films are produced or acquired for initial exhibition in theaters, followed by distribution in the home video, video-on-demand, pay cable, basic cable and broadcast network markets. Generally, distribution to the home video, pay cable, basic cable and broadcast network markets each commence within three years of initial theatrical release. Theatrical revenues are recognized as the films are exhibited. Revenues from home video sales are recognized at the later of the delivery date or the date that video units are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns. Revenues from the distribution of theatrical product to television markets are recognized when the films are available to telecast.

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

Upfront or guaranteed payments for the licensing of intellectual property are recognized as revenue when (i) an arrangement has been signed with a customer, (ii) the customer’s right to use or otherwise exploit the intellectual property has commenced and there is no requirement for significant continued performance by the Company, (iii) licensing fees are either fixed or determinable and (iv) collectibility of the fees is reasonably assured. In the event any significant continued performance is required in these arrangements, revenue is recognized when the related services are performed.

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

Inventories of theatrical and television product consist primarily of DVDs and are stated at the lower of cost or net realizable value. Cost is determined using the average cost method. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost. For more information, see Note 5.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company enters into arrangements with third parties to jointly finance and distribute many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. In most cases, the form of the arrangement is the sale of an economic interest in a film to an investor. The Filmed Entertainment segment generally records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, in each period the Company reflects in the statement of operations either a charge or benefit to costs of revenues to reflect the estimate of the third-party investor’s interest in the profits or losses incurred on the film. Consistent with the requirements of Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”), the estimate of the third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues.

During 2008, one of the Company’s largest co-financing partners informed the Company that difficulties in the credit markets had led to a delay in securing the financing necessary to fund the partner’s 50% share (approximately $120 million) of the production costs on four films released during the second half of 2008. As a result, the Company has accounted for these four films as if they were wholly owned. The Company is unsure whether this co-financing partner will ultimately secure the funding for amounts due on these four 2008 productions or the funding it had committed for films slated for release in 2009. The difficulties in the credit market may also reduce the Company’s ability to attract other financial partners to co-finance its films, potentially resulting in the additional risk to the Company.

Acquired film libraries (i.e., program rights and product that are acquired after a film has been exhibited at least once in all markets) are amortized using the film forecast method. For more information, see Note 2.

Networks

The Networks segment recognizes Subscription revenues as services are provided based on the per subscriber negotiated contractual programming rate (or estimated programming rate if a new contract has not been negotiated) for each affiliate and the estimated number of subscribers at the respective affiliate. Management considers factors such as the previous contractual rates, inflation, current payments by the affiliate and the status of the negotiations in determining any estimates. When the new programming contract terms are finalized, an adjustment to revenue is recorded, if necessary, to reflect the new terms. Such adjustments historically have not been significant. Advertising revenues from websites are recognized as impressions are delivered or the services are performed. Television Advertising revenues are recognized in the period that the advertisements are aired.

In the normal course of business, the Networks segment enters into agreements to license programming rights from distributors. An asset and liability related to these rights are created (on a discounted basis if the license agreements are long-term) when (i) the cost of each program is reasonably determined, (ii) the program material has been accepted in accordance with the terms, and (iii) the program (or any program in a package of programs) is available for its first showing or telecast. As discussed below, there are variations in the accounting depending on whether the network is advertising-supported (e.g., TNT and TBS) or not advertising-supported (e.g., HBO).

For advertising-supported networks, the Company’s general policy is to amortize each program’s costs on a straight-line basis (or per-play basis, if greater) over its license period. There are, however, exceptions to this general policy. For example, for rights fees paid for sports programming arrangements (e.g., National Basketball Association, Major League Baseball (“MLB”)), programming costs are amortized using an income-forecast model, in which the programming costs are amortized using the ratio of current period advertising revenue to total estimated remaining advertising revenue over the term of the license period. The income-forecast model approximates the pattern with which the network will use and benefit from providing the sports programming. In addition, based on historical advertising sales for certain types of programming, the initial airing has more value than subsequent airings. In these circumstances, the Company will use an accelerated method of amortization. Specifically, if the Company is licensing the right to air a movie multiple times over a certain period, the movie is

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

being shown to the public for the first time on a Company network (a “Network Movie Premiere”) and the Network Movie Premiere advertising is sold at a premium rate, a larger portion of the licensing cost is amortized upon the initial airing of the movie, with the remaining cost amortized on a straight-line basis (or per-play basis, if greater) over the remaining licensing period. The amortization that accelerates upon the first airing versus subsequent airings is determined based on a study of historical and estimated future advertising sales for similar programming. Licensed series agreements containing a barter component are amortized in the same manner in which license series agreements without a barter component are amortized.

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

The Company carries each of its network’s programming inventory at the lower of unamortized cost or estimated net realizable value. For cable networks that earn both Advertising and Subscription revenues (e.g., TBS, TNT, etc.), the Company evaluates the net realizable value of unamortized cost based on the entire package of programming provided to the subscribers by the network. In assessing whether the programming inventory for a particular network is impaired, the Company determines the net realizable value for all of the network’s programming arrangements based on a projection of the network’s estimated combined subscription revenues and advertising revenues. Similarly, based on the premise that customers subscribe to a premium pay service (e.g., HBO) because of the overall quality of its programming, the Company performs its evaluation of the net realizable value of unamortized programming costs based on the package of programming provided to the subscribers by the network. Specifically, the Company determines the net realizable value for all of its premium pay service programming arrangements based on projections of estimated subscription revenues and, where applicable, home video and other licensing revenues.

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

Inventories of merchandise are stated at the lower of cost or estimated realizable value. Cost is determined using primarily the first-in, first-out method, or, alternatively, the average cost method. Returned merchandise included in inventory is valued at estimated realizable value, but not in excess of cost. See Note 5 for additional discussion of inventory.

Film Cost Recognition and Impairments

The Company accounts for film and television production costs, as well as related revenues (“film accounting”), in accordance with the guidance in SOP 00-2. An aspect of film accounting impacting the Filmed Entertainment segment (and the Networks segment, to a lesser degree) that requires the exercise of judgment relates to the process of estimating a film’s ultimate revenues and is important for two reasons. First, while a film is being produced and the related costs are being capitalized, as well as at the time the film is released, it is necessary for management to estimate the ultimate revenues, less additional costs to be incurred (including

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

exploitation and participation costs), in order to determine whether the value of a film has been impaired and, thus, requires an immediate write-off of unrecoverable film costs. The second area where ultimate revenues judgments play an important role is in the determination of the amount of capitalized film costs recognized as costs of revenues for a given film in a particular period. This cost recognition is based on the proportion of the film’s revenues recognized for each period as compared to the film’s estimated ultimate revenues. Similarly, the recognition of participation and residuals is based on the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues. To the extent that ultimate revenues are adjusted, the resulting gross margin reported on the exploitation of that film in a period is also adjusted.

Prior to release, management bases its estimates of ultimate revenues for each film on factors such as the historical performance of similar films, the star power of the lead actors and actresses, the rating and genre of the film, pre-release market research (including test market screenings) and the expected number of theaters in which the film will be released. Management updates such estimates based on information available on the progress of the film’s production and, upon release, the actual results of each film. Changes in estimates of ultimate revenues from period to period affect the amount of film costs amortized in a given period and, therefore, could have an impact on the segment’s financial results for that period. For example, prior to a film’s release, the Company often will test market the film to the film’s targeted demographic. If the film is not received favorably, the Company may (i) reduce the film’s estimated ultimate revenues, (ii) revise the film, which could cause the production costs to increase or (iii) perform a combination of both. Similarly, a film that generates lower-than-expected theatrical revenues in its initial weeks of release would have its theatrical, home video and television distribution ultimate revenues adjusted downward. A failure to adjust for a downward change in ultimate revenues estimates could result in the understatement of capitalized film costs amortization for the period. The Company recorded film cost amortization of $2.796 billion, $3.293 billion and $3.374 billion in 2008, 2007 and 2006, respectively. Included in film cost amortization are film impairments primarily related to pre-release theatrical films of $84 million, $240 million and $257 million in 2008, 2007 and 2006, respectively.

Barter Transactions

Time Warner enters into transactions that either exchange advertising for advertising (“Advertising Barter”) or advertising for other products and services (“Non-advertising Barter”). Advertising Barter transactions are recorded at the estimated fair value of the advertising provided in accordance with the provisions of EITF Issue No. 99-17, Accounting for Advertising Barter Transactions. Revenues for Advertising Barter transactions are recognized when advertising is provided, and services received are charged to expense when used. Non-advertising Barter transactions are recognized by the programming licensee (e.g., a television network) as programming inventory and deferred advertising revenue at the estimated fair value when the product is available for telecast. Barter programming inventory is amortized in the same manner as the non-barter component of the licensed programming, and advertising revenue is recognized when delivered. From the perspective of the programming licensor (e.g., a film studio), incremental licensing revenue is recognized when the barter advertising spots received are either used or sold to third parties.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Arrangements, although negotiated contemporaneously, may be documented in one or more contracts. In accounting for such arrangements, the Company looks to the guidance contained in the following authoritative literature:

•	Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”);

•	FASB Statement No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 (“FAS 153”);

•	EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-09”); and

•	EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”).

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

In determining the fair value of the respective elements, the Company refers to quoted market prices (where available), independent appraisals (where available), historical transactions or comparable cash transactions. In addition, the existence of price protection in the form of “most-favored-nation” clauses or similar contractual provisions is generally indicative of the stated terms of a transaction being at fair value. Additionally, individual elements of a multiple-element transaction whose values are dependent on future performance (and based on independent factors) are generally indicative of fair value terms. For example, consider a multiple-element

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

transaction involving (i) the sale of a business to Company A for $100 million and (ii) an agreement that the Company will act as Company A’s sales agent and receive future commissions (without any minimum guarantees) based on the volume of future sales generated. The terms of such an arrangement would be indicative of fair value, because the generation of future commissions is based on an independent factor (i.e., prospective sales levels).

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In determining whether the Company acts as the principal or an agent, the Company follows the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Pursuant to such guidance, the Company serves as the principal in transactions in which it has substantial risks and rewards of ownership.

Specifically, the following are examples of arrangements where the Company is an intermediary or uses an intermediary:

•	The AOL segment sells advertising on behalf of third parties. AOL generates a significant amount of advertising revenues by selling advertising on websites of third-party Internet publishers (referred to as the “Third Party Network”). The determination of whether AOL should report its revenues based on the gross amount billed to its advertising customers, with the amounts paid to the Third Party Network (for the advertising inventory acquired) reported as costs of revenues, requires a significant amount of judgment based on an analysis of several factors. Because AOL is generally responsible for (i) identifying and contracting with its advertising customers, (ii) establishing the selling and purchase prices of the inventory sold, (iii) serving the advertisements at AOL’s cost and expense, (iv) performing all billing and collection activities and (v) bearing sole liability for fulfillment of the advertising, AOL generally reports revenues earned and costs incurred related to these transactions on a gross basis. During 2008, AOL earned and reported gross Advertising revenues of $646 million and incurred costs of revenues of $478 million related to providing advertising services on the Third Party Network. As AOL expands its third-party advertising network, the degree to which these judgments impact AOL’s financial reporting is expected to increase.

•	The Cable segment collects franchise fees from customers. The Cable segment is assessed franchise fees by franchising authorities, which are passed on to the customer. The accounting issue presented by these arrangements is whether TWC should report revenues based on the gross amount billed to the ultimate customer or on the net amount received from the customer after payments to franchising authorities. The Company has determined that these amounts should be reported on a gross basis. TWC’s policy is that, in instances where the fees are being assessed directly to the Company, amounts paid to the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

governmental authorities and amounts received from the customers are recorded on a gross basis. That is, amounts paid to the governmental authorities are recorded as costs of revenues and amounts received from the customer are recorded as Subscription revenues. The amount of such franchise fees recorded on a gross basis related to video and voice services was $524 million in 2008, $495 million in 2007 and $392 million in 2006.

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

Advertising Costs

Time Warner expenses advertising costs as they are incurred, which is when the advertising is exhibited or aired. Advertising expense to third parties was $3.531 billion in 2008, $4.253 billion in 2007 and $4.525 billion in 2006. In addition, the Company had advertising costs of $25 million and $28 million at December 31, 2008 and 2007, respectively, recorded in Prepaid expenses and other current assets on its consolidated balance sheet, which primarily related to prepaid advertising.

Income Taxes

Income taxes are provided using the asset and liability method prescribed by FAS 109. Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recognized in the statement of operations in accordance with FAS 141R. Research and development credits are recorded based on the amount of benefit the Company believes is “more likely than not” of being earned. The majority of such research and development benefits have been recorded to shareholders’ equity as they resulted from stock option deductions for which such amounts are recorded as an increase to additional paid-in-capital. Certain other tax credits earned are offset against the cost of inventory or property

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

acquired or produced. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements those tax positions determined to be “more likely than not” of being sustained upon examination, based on the technical merits of the positions.

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

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the group of assets being disposed of comprises a component of the entity; that is, whether it has historic operations and cash flows that can be clearly distinguished (both operationally and for financial reporting purposes). The Company also determines whether the cash flows associated with the group of assets have been significantly (or will be significantly) eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company has no significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements. See Note 3 for a summary of discontinued operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the consolidated statement of shareholders’ equity as a component of retained earnings (accumulated deficit) and consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under GAAP, are excluded from net income (loss). For Time Warner, such items consist primarily of unrealized gains and losses on marketable equity securities, gains and losses on certain derivative financial instruments, foreign currency translation gains (losses) and changes in unfunded and underfunded benefit plan obligations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in shareholders’ equity (millions):

		Net	Net			Net
	Foreign	Unrealized	Derivative	Net		Accumulated
	Currency	Gains	Financial	Unfunded/		Other
	Translation	(Losses)	Instrument	Underfunded		Comprehensive
	Gains	on	Gains	Benefit		Income
	(Losses)	Securities	(Losses)	Obligation		(Loss)

Balance at December 31, 2005	$(41)	$51	$(10)	$(64)		$(64)
2006 activity	347	(12)	8	(415	)(a)	(72)

Balance at December 31, 2006	306	39	(2)	(479)		(136)
2007 activity	290	—	(7)	2		285

Balance at December 31, 2007	596	39	(9)	(477)		149
2008 activity	(956)	(18)	(71)	(780)		(1,825)

Balance at December 31, 2008	$(360)	$21	$(80)	$(1,257)		$(1,676)

(a)	Reflects the adoption of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits (“FAS 158”), on December 31, 2006. Specifically, as a result of adopting FAS 158, on December 31, 2006, the Company reflected the funded status of its plans by reducing its net pension asset by $654 million to reflect actuarial and investment losses that had been deferred pursuant to prior pension accounting rules and recording a corresponding deferred tax asset of $239 million and a net after-tax charge to other comprehensive loss of $415 million.

Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing the net income (loss) applicable to common shares by the weighted-average of common shares outstanding during the period. Weighted-average common shares include shares of Time Warner’s common stock and Series LMCN-V common stock. All outstanding shares of Series LMCN-V common stock were tendered to the Company on May 16, 2007 and were retired in connection with the transaction with Liberty Media Corporation (“Liberty”). Diluted income (loss) per common share adjusts basic income (loss) per common share for the effects of stock options, restricted stock, restricted stock units and performance stock units, only in the periods in which such effect is dilutive.

Set forth below is a reconciliation of basic and diluted income (loss) per common share from continuing operations (millions, except per share amounts):

	Years Ended December 31,
	2008	2007	2006

Income (loss) from continuing operations — basic and diluted	$(13,402)	$4,051	$5,073

Average number of common shares outstanding — basic	3,582.6	3,718.9	4,182.5
Dilutive effect of equity awards	—	43.4	42.3

Average number of common shares outstanding — diluted	3,582.6	3,762.3	4,224.8

Income (loss) per common share from continuing operations:
Basic	$(3.74)	$1.09	$1.21

Diluted	$(3.74)	$1.08	$1.20

Diluted income (loss) per common share for 2008, 2007 and 2006 excludes approximately 452 million, 293 million and 404 million, respectively, common shares issuable under the Company’s stock compensation plans because they do not have a dilutive effect.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	GOODWILL AND INTANGIBLE ASSETS

As a creator and distributor of branded information and copyrighted entertainment products, Time Warner has a significant number of intangible assets, including cable television franchises, acquired film and television libraries and other copyrighted products, trademarks and customer lists. Certain intangible assets are deemed to have finite lives and, accordingly, are amortized over their estimated useful lives, while others are deemed to be indefinite-lived and therefore not amortized. Goodwill and indefinite-lived intangible assets, primarily certain franchise assets and tradenames are tested annually for impairment during the fourth quarter, or earlier upon the occurrence of certain events or substantive changes in circumstances.

As a result of entering into the TWC Separation Agreement, the Company tested TWC’s goodwill and cable franchise rights during the second quarter of 2008. No impairments were recorded in connection with the performance of these analyses. In connection with the performance of its annual impairment analyses, which were performed during the fourth quarter, the Company recorded asset impairments of $24.168 billion, which is reflective of the overall decline in the fair values of these assets. The asset impairments recorded reduced the carrying values of goodwill at the AOL and Publishing segments by $2.207 billion and $6.007 billion, respectively, the carrying values of certain tradenames at the Publishing segment by $1.132 billion, including $614 million of finite-lived intangible assets, and the carrying values of certain cable franchise rights at the Cable segment by $14.822 billion.

The impairment charge at the Cable segment by unit of accounting, as well as the remaining value of the cable franchise rights by unit of accounting as of December 31, 2008, is as follows (in millions):

	Net Balance as of			Net Balance as of
	December 31,		Other	December 31,
	2007	Impairment	Activity	2008

West	$6,908	$(3,558)	$—	$3,350
New York City	5,501	(2,156)	—	3,345
Texas	4,971	(3,270)	(1)	1,700
Midwest	7,863	(2,835)	—	5,028
Carolinas	5,558	(1,659)	9	3,908
Upstate New York	6,605	(962)	2	5,645
Kansas City	388	—	5	393
National	1,128	(382)	(24)	722

	$38,922	$(14,822)	$(9)	$24,091

In performing the first step (“Step 1”) of the goodwill impairment test in accordance with FAS 142, the Company compared the net book values of its thirteen reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, the Company generally employed a DCF analysis and, in certain cases, used a combination of a DCF analysis and a market-based approach. As noted in the summary of the Company’s significant accounting policies, determining estimated fair values requires the application of significant judgment. As a result of the significant economic downturn in the last few months of 2008, determining the fair value of the Company’s reporting units was even more judgmental than it has been in the past. In particular, the global economic recession has resulted in, among other things, increased unemployment, lower consumer confidence and reduced business and consumer spending. These factors reduced the Company’s visibility into long-term trends and dampened the Company’s expectations of future business performance. Consequently, estimates of future cash flows used in the fourth quarter 2008 DCF analyses were moderated, in some cases significantly, relative to the estimates used in the fourth quarter 2007 and, in the case of TWC, in the second quarter 2008 DCF analyses due primarily to reduced expectations for advertising revenues. The discount rates utilized in these DCF analyses reflect market-based estimates of the risks associated with the projected cash flows of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

individual reporting units. The discount rates utilized in the DCF analyses were increased to reflect increased risk due to current economic volatility to a range of 10.5% to 15% in 2008 from a range of 9% to 12% in 2007. In addition, the terminal growth rates used in the DCF analyses were decreased to a range of 2% to 3% in 2008 from a range of 3% to 4.5% in 2007. The results of the DCF analyses were corroborated with other value indicators where available, such as comparable company earnings multiples and research analyst estimates. The results of this Step 1 process indicated that there was a potential impairment of goodwill in the AOL and Publishing segments, as the book values of the reporting units exceeded their respective estimated fair values. As a result, the second step (“Step 2”) of the goodwill impairment test was performed for these reporting units. The implied fair values of goodwill determined in the Step 2 analyses were determined by allocating the fair values of each of the Publishing and AOL reporting units to all the assets and liabilities of the applicable reporting unit (including any unrecognized intangible assets and related deferred taxes) as if the reporting unit had been acquired in a business combination. As a result of these Step 2 analyses, the Company recorded goodwill impairments of $6.007 billion at the Publishing segment and $2.207 billion at the AOL segment.

The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. The estimates of fair value of intangible assets not subject to amortization are also determined using a DCF analysis. In determining the estimated fair value of the Cable segment’s franchise intangible assets, forecasted cash flows have been moderated, in some cases significantly, since the Company’s previous impairment tests, largely due to subscriber growth moderating, lower projected advertising revenues and higher anticipated programming costs. In addition, discount rates were increased to reflect current market conditions. The discount rates utilized in the DCF analyses were increased to an average approximate discount rate of 12.5% from an average approximate discount rate of 10% (which was used in the second quarter of 2008 valuation analysis), while the terminal growth rates used for both the second quarter 2008 and the fourth quarter 2008 analyses were the same and in line with historical U.S. gross domestic product growth rates. Given the current economic environment, in determining the fair values of the Publishing segment tradenames, forecasted cash flows were also moderated since the Company’s previous impairment tests (as a result of the projected decrease in advertising revenues relative to prior analyses), discount rates were increased and terminal growth rates were reduced (in each case, to reflect market conditions). The discount rates utilized in the DCF analyses were increased to 13.5% in 2008 from 10% in 2007, while terminal growth rates were decreased to a range of 2% to 3% in 2008 from a range of 2.5% to 3.5% in 2007. As a result of comparing the estimated fair values of the Cable franchise intangible assets and the Publishing segment tradename intangible assets to their respective book values, the Company recorded asset impairments of $14.822 billion at the Cable segment and $518 million at the Publishing segment.

As a result of the goodwill and indefinite-lived intangible asset impairments at the Publishing reporting unit, the Company also tested this segment’s finite-lived intangible assets for impairment pursuant to FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Because of the decrease in the expected future cash flows from such finite-lived intangible assets, due to the projected decline in advertising revenues (relative to the Company’s previous analyses), the Company concluded such assets were not fully recoverable, and an asset impairment of $614 million was recognized.

In addition, the Company recorded other asset impairments of $38 million in 2008, $34 million in 2007 and $200 million in 2006. In particular, in 2008, the Company recorded a pretax goodwill and intangible impairment of $38 million on certain cable systems. In 2007, the Company recorded a pretax impairment of $34 million related to the Courtroom Television Network LLC (“Court TV”) tradename as a result of rebranding the Court TV network name to truTV, effective January 1, 2008. In 2006, the Company recorded a pretax goodwill impairment of $200 million to reduce the carrying value of The WB Network’s goodwill prior to its contribution to The CW Television Network (“The CW”). The asset impairments noted above did not result in non-compliance with respect to any debt covenants.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2008, the Company’s net book value (i.e., shareholders’ equity) was approximately $42 billion. This compares to a market capitalization as of December 31, 2008 of approximately $36 billion. At December 31, 2008, the Company believes that the difference between the net book value and market capitalization is reasonable (in the context of assessing whether an additional asset impairment may exist) when market-based control premiums are taken into account and in light of the volatility in the equity markets in the latter part of 2008.

As a result of the asset impairments taken in 2008, the carrying values of the impaired assets were re-set to their estimated fair values at December 31, 2008. In addition, while no goodwill impairments were recognized in 2008 at the Warner Bros., HBO and Turner reporting units, the estimated fair values of these units at December 31, 2008 approximated their respective carrying values as a result of a decline in the estimated fair values of these businesses during 2008. Consequently, any further decline in estimated fair values could result in incremental asset impairments. To illustrate the magnitude of potential asset impairments relative to future changes in estimated fair values, had the fair values of each of the Company’s reporting units been hypothetically lower by 10% as of December 31, 2008, the reporting unit book value would have exceeded fair value by approximately $75 million at Warner Bros., $720 million at HBO and $365 million at Publishing. Had the fair values of each of the reporting units been hypothetically lower by 20%, the reporting unit book value would have exceeded fair value by approximately $1.1 billion at Warner Bros., $1.5 billion at Turner, $1.9 billion at HBO and $856 million at Publishing. Had the fair values of each of the reporting units been hypothetically lower by 30%, the reporting unit book value would have exceeded fair value by approximately $210 million at AOL, $2.1 billion at Warner Bros., $3.7 billion at Turner, $3.0 billion at HBO and $1.3 billion at Publishing. If any of these cases were to occur, the second step of the goodwill impairment test would be required to be performed to determine the ultimate amount of impairment loss to record. In addition, a hypothetical 10% decrease to the fair value of indefinite-lived intangible assets would result in book values exceeding fair values by approximately $5 million at Turner, $85 million at Publishing and $2.4 billion at Cable. A hypothetical 20% decrease to the fair value of indefinite-lived intangible assets would result in book values exceeding fair values by approximately $130 million at Turner, $175 million at Publishing and $4.7 billion at Cable. A hypothetical 30% decrease to the fair value of indefinite-lived intangible assets would result in book values exceeding fair values by approximately $35 million at Warner Bros., $540 million at Turner, $260 million at Publishing and $7.1 billion at Cable.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of changes in the Company’s goodwill related to continuing operations during the years ended December 31, 2008 and 2007, by reportable segment, is as follows (millions):

		Acquisitions,
	December 31,	Dispositions &		Translation	December 31,
	2007	Adjustments	Impairments	Adjustments	2008

AOL(a)	$3,527	$891	$(2,207)	$(49)	$2,162
Cable(b)	2,117	(13)	(3)	—	2,101
Filmed Entertainment	5,460	(14)	—	(4)	5,442
Networks(c)	21,075	606	—	4	21,685
Publishing(d)	9,570	98	(6,007)	(521)	3,140

Total	$41,749	$1,568	$(8,217)	$(570)	$34,530

		Acquisitions,
	December 31,	Dispositions &		Translation	December 31,
	2006	Adjustments	Impairments	Adjustments	2007

AOL(a)	$2,884	$625	$—	$18	$3,527
Cable(b)	2,059	58	—	—	2,117
Filmed Entertainment	5,421	36	—	3	5,460
Networks(c)	20,925	149	—	1	21,075
Publishing(d)	9,460	(11)	—	121	9,570

Total	$40,749	$857	$—	$143	$41,749

(a)	2008 includes $766 million related to the acquisition of Bebo Inc. (“Bebo”), $98 million related to the acquisition of Perfiliate Limited (“buy.at”) $19 million related to the acquisition of Sphere Source, Inc., and $12 million related to the acquisition of Goowy Media, Inc. 2007 includes $238 million related to the acquisition of Quigo Technologies LLC (“Quigo”), $221 million related to the acquisition of TACODA LLC (“TACODA”), $89 million related to the acquisition of ADTECH AG (“ADTECH”), and $88 million related to the acquisition of Third Screen Media LLC.
(b)	2008 includes $16 million of purchase price adjustments related to the 2006 transactions with Adelphia Communications Corporation and Comcast Corporation (the “Adelphia/Comcast Transactions”). 2007 includes $64 million of purchase price adjustments related to the Adelphia/Comcast Transactions.
(c)	2008 includes $612 million related to the acquisitions of additional interests in the HBO Latin America Group. 2007 includes $90 million related to Turner’s acquisition of Imagen Satelital S.A. and $50 million related to the HBO Asia and HBO South Asia acquisitions.
(d)	2008 includes $60 million related to the acquisition of QSP, Inc. and its Canadian affiliate Quality Service Programs Inc. (collectively, “QSP”), and $8 million related to the acquisition of Mousebreaker. 2007 includes $56 million related to the sale of non-strategic magazine titles, partially offset by $25 million related to the acquisition of Trusted Review and $24 million related to the acquisition of Metros Cúbicos.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s intangible assets and related accumulated amortization consisted of the following (millions):

	December 31, 2008			December 31, 2007
		Accumulated			Accumulated
	Gross	Amortization(a)	Net	Gross	Amortization(a)	Net
Intangible assets subject to amortization:
Film library(b)	$3,861	$(1,701)	$2,160	$3,967	$(1,490)	$2,477
Customer lists and other intangible assets(c)	4,434	(2,537)	1,897	4,684	(1,994)	2,690

Total	$8,295	$(4,238)	$4,057	$8,651	$(3,484)	$5,167

Intangible assets not subject to amortization:
Cable television franchises(d)	$25,476	$(1,385)	$24,091	$40,312	$(1,390)	$38,922
Brands, trademarks and other intangible assets(e)	7,988	(257)	7,731	8,555	(257)	8,298

Total	$33,464	$(1,642)	$31,822	$48,867	$(1,647)	$47,220

(a)	Amortization of customer lists and other intangible assets subject to amortization is provided generally on a straight-line basis over their respective useful lives. The weighted-average useful life for customer lists is 4 years. The film library is amortized using a film forecast methodology. The Company evaluates the useful lives of its finite-lived intangible assets each reporting period to determine whether events or circumstances warrant revised estimates of useful lives.
(b)	The decrease in 2008 is primarily related to an adjustment of $106 million representing a change in cumulative participations payable with respect to film library titles at Warner Bros., which under SOP 00-2 is required to be recognized as a reduction to the related film cost asset.
(c)	The decrease in 2008 is primarily related to a $614 million tradename impairment at the Publishing segment offset partially by additional intangible assets acquired including $86 million related to Bebo, $66 million related to Real, a television channel being developed in India, $61 million related to HBO Asia, $34 million related to cable franchise renewal costs, $38 million related to QSP, $32 million related to TT Games Limited, and $32 million related to buy.at.
(d)	The decrease in 2008 is primarily related to a $14.857 billion impairment of cable franchise rights.
(e)	The decrease in 2008 is primarily related to a $518 million tradename impairment at the Publishing segment.

The Company recorded amortization expense of $784 million in 2008 compared to $674 million in 2007 and $587 million in 2006. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years ended December 31 is as follows: 2009 – $706 million; 2010 – $591 million; 2011 – $391 million; 2012 – $302 million; and 2013 – $242 million. These amounts may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized.

3.	BUSINESS ACQUISITIONS, DISPOSITIONS AND RELATED TRANSACTIONS

TWC Separation from Time Warner

On May 20, 2008, the Company and its subsidiaries Warner Communications Inc. (“WCI”), Historic TW Inc. (“Historic TW”) and American Television and Communications Corporation (“ATC”) entered into a Separation Agreement (the “Separation Agreement”) with TWC and its subsidiaries Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY”). Pursuant to the Separation Agreement, (i) Time Warner will complete certain internal restructuring transactions, (ii) Historic TW, a wholly-owned subsidiary of Time Warner, will transfer its 12.43% interest in TW NY to TWC in exchange for 80 million newly issued shares of TWC Class A Common Stock (the “TW NY Exchange”), (iii) all TWC Class A Common Stock and TWC Class B Common Stock then held by Historic TW will be distributed to Time Warner, (iv) TWC will declare and pay a special cash dividend (the “Special Dividend”) of $10.855 billion ($10.27 per share of TWC Common Stock) to be distributed pro rata to all holders of TWC Class A Common Stock and TWC Class B Common Stock, resulting in

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the receipt by Time Warner of approximately $9.25 billion from the dividend prior to the Distribution (as defined below), (v) TWC will file with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation, pursuant to which, among other things, each outstanding share of TWC Class A Common Stock and TWC Class B Common Stock will automatically be converted into one share of common stock, par value $0.01 per share (the “TWC Common Stock”), and (vi) Time Warner had the option to distribute all the issued and outstanding shares of TWC Common Stock then held by Time Warner to its stockholders in one of three manners: as (a) a pro rata dividend in a spin-off, (b) an exchange offer in a split-off or (c) a combination thereof (the “Distribution”) ((i) to (vi) collectively, the “TWC Separation Transactions”). On February 18, 2009, the Company notified TWC of Time Warner’s election to effect the Distribution in the form of a spin-off.

Upon consummation of the TWC Separation Transactions, Time Warner’s stockholders and/or former stockholders will hold approximately 85.2% of the issued and outstanding TWC Common Stock, and TWC’s stockholders other than Time Warner will hold approximately 14.8% of the issued and outstanding TWC Common Stock.

The Separation Agreement contains customary covenants, and consummation of the TWC Separation Transactions is subject to customary closing conditions, including customary regulatory reviews and local franchise approvals, the receipt of a favorable ruling from the Internal Revenue Service that the TWC Separation Transactions will generally qualify as tax-free for Time Warner and Time Warner’s stockholders, the receipt of certain tax opinions and the entry into the 2008 Cable Bridge Facility and the Supplemental Credit Agreement (each as defined in Note 7). As of February 12, 2009, all regulatory and other necessary governmental reviews of the TWC Separation Transactions have been satisfactorily completed. Time Warner and TWC expect the TWC Separation Transactions to be consummated in the first quarter of 2009.

TWC Investment in Clearwire

In November 2008, TWC, Intel Corporation, Google Inc., Comcast and Bright House Networks, LLC collectively invested $3.2 billion in Clearwire Corporation, a wireless broadband communications company (“Clearwire Corp”), and one of its operating subsidiaries (“Clearwire LLC,” and collectively with Clearwire Corp, “Clearwire”). TWC invested $550 million for membership interests in Clearwire LLC and received voting and board of director nomination rights in Clearwire Corp. Clearwire LLC was formed by the combination of Sprint Nextel Corporation’s (“Sprint”) and Clearwire Corp’s respective wireless broadband businesses and is focused on deploying the first nationwide fourth-generation wireless network to provide mobile broadband services to wholesale and retail customers. In connection with the transaction, TWC entered into a wholesale agreement with Sprint that allows TWC to offer wireless services utilizing Sprint’s second-generation and third-generation network and a wholesale agreement with Clearwire that will allow TWC to offer wireless services utilizing Clearwire’s mobile broadband wireless network. TWC allocated $20 million of its $550 million investment in Clearwire LLC to TWC’s rights under these agreements, which TWC believes represents the fair value of favorable pricing provisions contained in the agreements. Such assets are included in other assets in the accompanying consolidated balance sheet as of December 31, 2008 and will be amortized over the estimated lives of the agreements. TWC’s investment in Clearwire LLC is being accounted for under the equity method of accounting. During the fourth quarter of 2008, TWC recorded a noncash pretax impairment of $367 million on its investment in Clearwire LLC as a result of a significant decline in the estimated fair value of Clearwire, reflecting the Clearwire Corp stock price decline from May 2008, when TWC agreed to make its investment. The Company expects that Clearwire will incur losses in its early periods of operation.

HBO Acquisitions

On December 27, 2007 and January 2, 2008, the Company, through its Networks segment, purchased additional interests in HBO Asia and HBO South Asia (collectively “HBO Asia”) and on December 19, 2008 purchased an additional interest in HBO Latin America Group (“HBO LAG”). The additional interests purchased in each of these three multi-channel pay-television programming services ranged in size from approximately 20% to 30%, and the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

aggregate purchase price was approximately $275 million, net of cash acquired. As a result of purchasing the additional interests, the Company became the primary beneficiary of each of these variable interest entities and began consolidating the results of HBO Asia and HBO LAG as of the approximate dates the respective transactions occurred (Note 4).

Litigation Related to the Sale of the Atlanta Hawks and Thrashers Franchises (the “Winter Sports Teams”)

On October 8, 2008, a trial commenced in Georgia state court in connection with a complaint that had been filed in June 2005 by David McDavid and certain related entities (collectively, “McDavid”) against Turner and the Company relating to an alleged oral agreement between plaintiffs and Turner for the sale of the Atlanta Hawks and Thrashers sports franchises and certain operating rights to the Philips Arena. The trial against Turner concluded on December 2, 2008, and, on December 9, 2008, the jury announced its verdict in favor of McDavid on plaintiffs’ breach of contract and promissory estoppel claims, awarding damages on those claims of $281 million and $35 million, respectively. Pursuant to the court’s direction that McDavid choose one of the two claim awards, McDavid elected the $281 million award. On January 12, 2009, Turner filed a motion to overturn the jury verdict or, in the alternative, for a new trial. The Company intends to defend against this lawsuit vigorously. As of December 31, 2008, the Company has recorded a reserve relating to the case of $281 million.

Bebo Acquisition

On May 14, 2008, the Company, through its AOL segment, completed the acquisition of Bebo, Inc. (“Bebo”), a leading global social media network, for $860 million, net of cash acquired, $8 million of which was paid by the Company in the first quarter of 2009. The Company recognized goodwill of $766 million and specific amortizable intangible assets of $86 million. The operating results of Bebo did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2008.

Buy.at Acquisition

On February 5, 2008, the Company, through its AOL segment, completed the acquisition of Perfiliate Limited (“buy.at”), which provides performance-based e-commerce marketing services to advertisers, for $125 million in cash, net of cash acquired. The operating results of buy.at did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2008.

Quigo Acquisition

On December 19, 2007, the Company, through its AOL segment, completed the purchase of Quigo Technologies, Inc. (now known as Quigo Technologies LLC) (“Quigo”), a site and content-targeted advertising company, for $346 million in cash, net of cash acquired. The Quigo acquisition did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2007.

TT Games Acquisition

On December 6, 2007, the Company, through its Filmed Entertainment Segment, completed the purchase of TT Games Limited (“TT Games”), a U.K.-based developer and publisher of video games, for $133 million in cash, net of cash acquired with up to an additional $250 million that may become payable subject to the achievement of certain earnings targets after a five-year period. The TT Games acquisition did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2007.

Imagen Acquisition

On October 3, 2007, the Company, through its Networks segment, completed the purchase of seven pay television networks and the sales representation rights for eight third-party-owned networks operating principally in

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Latin America from Claxson Interactive Group, Inc. for $229 million in cash, net of cash acquired (the “Imagen Acquisition”). The Imagen Acquisition did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2007.

TACODA Acquisition

On September 6, 2007, the Company, through its AOL segment, completed the purchase of TACODA, Inc. (now known as TACODA LLC) (“TACODA”), an online behavioral targeting advertising network, for $274 million in cash, net of cash acquired. The TACODA acquisition did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2007.

Divestitures of Certain Non-Core AOL Wireless Businesses

On August 24, 2007, the Company completed the sale of Tegic Communications Inc. (“Tegic”), a wholly owned subsidiary of AOL, to Nuance Communications, Inc. for $265 million in cash, which resulted in a pretax gain of $200 million. In addition, in the third quarter of 2007, the Company transferred the assets of Wildseed LLC (“Wildseed”), a wholly owned subsidiary of AOL, to a third party. The Company recorded a pretax charge of $7 million related to this divestiture in the second quarter of 2007 and an impairment charge of $18 million on the long-lived assets of Wildseed in the first quarter of 2007. All amounts related to both Tegic and Wildseed have been reflected as discontinued operations for all periods presented.

Transaction with Liberty

On May 16, 2007, the Company completed a transaction in which Liberty exchanged approximately 68.5 million shares of Time Warner common stock for the stock of a subsidiary of Time Warner that owned assets including the Atlanta Braves baseball franchise (the “Braves”) and Leisure Arts Inc. (“Leisure Arts”) (at a fair value of $473 million) and $960 million of cash (the “Liberty Transaction”). The Company recorded a pretax gain of $71 million on the sale of the Braves, which is net of indemnification obligations valued at $60 million. The Company has agreed to indemnify Liberty for, among other things, increases in the amount due by the Braves under MLB’s revenue sharing rules from expected amounts for fiscal years 2007 to 2027, to the extent attributable to local broadcast and other contracts in place prior to the Liberty Transaction. The Liberty Transaction was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, the historical deferred tax liabilities of $83 million associated with the Braves were no longer required. In the first quarter of 2007, the Company recorded an impairment charge of $13 million on its investment in Leisure Arts. The results of operations of the Braves and Leisure Arts have been reflected as discontinued operations for all periods presented.

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

Transactions with Adelphia and Comcast

On July 31, 2006, Time Warner New York Cable LLC (“TW NY Cable”) and Comcast completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) (the “Adelphia Acquisition”). Additionally, on July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and TWE were redeemed (the “TWC Redemption” and the “TWE Redemption,” respectively, and, collectively, the “Redemptions”). Following the Redemptions and the Adelphia Acquisition, on July 31, 2006, TW NY Cable and Comcast swapped certain cable systems, most of which were acquired from Adelphia, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Adelphia/Comcast Transactions”).

Assets Held for Sale

During the year ended December 31, 2008, the Company recorded a $21 million noncash impairment of Southern Living At Home, which is held for sale, at the Publishing segment.

Summary of Discontinued Operations

Discontinued operations in 2007 and 2006 reflect certain businesses sold, which included Tegic, Wildseed, the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts and the Braves. Discontinued operations in 2006 also included the operations of the systems previously owned by TWC and transferred to Comcast in connection with the Adelphia/Comcast Transactions (the “Transferred Systems”), Turner South network (“Turner South”), Time Warner Book Group (“TWBG”) and Warner Music Group (“WMG”). Financial data for the discontinued operations for 2007 and 2006 is as follows (millions, except per share amounts):

	Years Ended December 31,
	2007	2006

Total revenues	$133	$1,097
Pretax income	$227	$664
Income tax benefit (provision)	109	790

Net income	$336	$1,454

Basic net income per common share	$0.09	$0.35

Average basic common shares outstanding	3,718.9	4,182.5

Diluted net income per common share	$0.09	$0.34

Average diluted common shares outstanding	3,762.3	4,224.8

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in discontinued operations for the year ended December 31, 2007 were (i) a pretax gain of $200 million and a related tax provision of $14 million on the sale of Tegic; (ii) a pretax gain of $71 million and a related tax benefit of $83 million on the sale of the Braves; (iii) a pretax gain of $54 million and a related tax benefit of $13 million on the sale of the Parenting Group and most of the Time4 Media magazine titles; (iv) an impairment of $18 million on AOL’s long-lived assets associated with Wildseed; (v) an impairment of $13 million on the Company’s investment in Leisure Arts; and (vi) a $21 million accrual related to changes in estimates of WMG liabilities. The tax provision on the sale of Tegic included a tax benefit associated with the use of tax attribute carryforwards, partially offset by a tax charge attributable to the reversal of a deferred tax asset. The tax benefit recognized for the Braves transaction resulted primarily from the reversal of certain deferred tax liabilities in connection with the Liberty Transaction. The Liberty Transaction was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, the historical deferred tax liabilities associated with the Braves were no longer required. The tax benefit recognized for the magazine sale transaction resulted primarily from the recognition of deferred tax assets associated with the sale of the magazine titles. In addition, the Company made payments of $26 million related to WMG indemnification liabilities established in prior years, which are disclosed on the Company’s consolidated statement of cash flows as Investment activities of discontinued operations.

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

4.	INVESTMENTS

The Company’s investments consist of equity-method investments, fair-value and other investments, including available-for-sale securities, and cost-method investments. Time Warner’s investments, by category, consist of (millions):

	December 31,
	2008	2007

Equity-method investments	$1,183	$936
Fair-value and other investments, including available-for-sale securities	636	925
Cost-method investments	111	102

Total	$1,930	$1,963

Equity-Method Investments

At December 31, 2008, investments accounted for using the equity method, and the respective ownership percentage held by Time Warner, primarily include the following: The CW (50% owned), a wireless joint venture with several other cable companies (the “Wireless Joint Venture”) (27.8% owned), Clearwire LLC (3.8% owned)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and certain network and filmed entertainment ventures (generally 25-50% owned). For the year ended December 31, 2008 the Company recorded impairment charges of $367 million with respect to Clearwire LLC.

Fair-Value and Other Investments, Including Available-for-Sale Securities

Fair-value and other investments include deferred compensation-related investments, available-for-sale securities and equity derivative instruments of $547 million, $88 million and $1 million, respectively, as of December 31, 2008 and $754 million, $160 million and $11 million, respectively, as of December 31, 2007.

Deferred compensation-related investments included $235 million and $347 million at December 31, 2008 and 2007, respectively, which were recorded at fair value and $312 million and $407 million at December 31, 2008 and 2007, respectively, of Corporate Owned Life Insurance investments, which were recorded at cash surrender value. The deferred compensation program is an elective unfunded program whereby eligible employees may defer receipt of a portion of their annual compensation and have the amount deferred increase or decrease based on a series of different investment tracking alternatives chosen by the employee. The Company acquires assets related to the different investment tracking alternatives chosen by the employee in order to economically hedge the Company’s liability under the deferred compensation program, which varies based on the performance of the investment tracking alternatives. The corresponding liability for the deferred compensation program is included within current or noncurrent other liabilities as appropriate.

Equity derivatives and available-for-sale securities are recorded at fair value in the consolidated balance sheet, and the related gains and losses are included as a component of other income, net. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale securities are set forth below (millions):

	December 31,
	2008	2007

Cost basis of available-for-sale securities	$57	$99
Gross unrealized gain	31	64
Gross unrealized loss	—	(3)

Fair value of available-for-sale securities	$88	$160

Deferred tax liability	$12	$23

During 2008, 2007 and 2006 there were $6 million, $32 million and $25 million, respectively, of unrealized gains (losses) reclassified from Accumulated other comprehensive income, net, to other income, net, in the consolidated statement of operations, based on the specific identification method.

Cost-Method Investments

The Company’s cost-method investments typically include investments in start-up companies and investment funds. The Company uses available qualitative and quantitative information to evaluate all cost-method investments for impairment at least quarterly. No single investment individually or in the aggregate is considered significant for the periods presented.

2008 Transactions

For the year ended December 31, 2008, the Company recognized net gains of $42 million related to the sale of investments, primarily consisting of a $16 million gain on the sale of the Company’s investment in Adify Corporation, a $9 million gain on the sale of the Company’s investment in Microunity, Inc. and a $6 million gain on the sale of the Company’s investment in BigBand Networks, Inc.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2007 Transactions

For the year ended December 31, 2007, the Company recognized net gains of $360 million related to the sale of investments, primarily consisting of a $56 million gain on the sale of the Company’s investment in Oxygen Media Corporation, a $100 million gain on the Company’s sale of its 50% interest in Bookspan and a $146 million gain on TWC’s deemed sale of its 50% interest in the pool of assets consisting of the Houston cable systems in connection with the distribution of TKCCP’s assets.

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

Investment Writedowns

For the years ended December 31, 2008, 2007 and 2006, the Company incurred writedowns of $458 million, $142 million and $7 million, respectively, to reduce the carrying value of certain investments that experienced other-than-temporary impairments. The portion of these charges relating to publicly traded securities was $56 million in 2008 and $59 million in 2007 (both of which were primarily related to the writedown of the Company’s investment in Eidos plc (formerly SCi Entertainment Group plc) (“Eidos”)). The portion of these charges related to equity-method investments was $377 million in 2008 and $74 million in 2007 (primarily related to the writedown of the investment in Clearwire LLC in 2008 and The CW in 2007), and $3 million in 2006. The portion of these charges related to cost-method investments was $25 million in 2008, $9 million in 2007 and $4 million in 2006. In the fourth quarter of 2008, concurrent with an additional purchase of shares of Edios, the Company began to account for its investment in Eidos using the equity method of accounting.

The years ended December 31, 2008, 2007 and 2006 also included $10 million of losses, $2 million of gains and $10 million of gains, respectively, to reflect market fluctuations in equity derivative instruments. For more information, see Note 1.

While Time Warner has recognized all declines that are believed to be other-than-temporary as of December 31, 2008, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. or certain foreign equity markets experience further declines in value.

Variable Interest Entities

As of December 31, 2008, the Company’s investments in entities determined to be VIEs principally consisted of certain investments in its Networks segment. Information about significant VIEs is set forth below.

HBO Asia and HBO LAG

The Company, through its Networks segment, owns a majority economic interest in HBO Asia and HBO LAG. HBO Asia is a multi-channel pay-television programming service with approximately 13 million subscribers in 22 territories including Hong Kong, Taiwan, Thailand, Malaysia, Indonesia and India as of December 31, 2008. HBO LAG is a multi-channel pay-television programming service with approximately 14 million subscribers in 23 territories including Brazil, Mexico, Chile, Argentina and Venezuela as of December 31, 2008. The Company has historically provided programming as well as certain services, including distribution, licensing, technological and administrative support to HBO Asia and HBO LAG.

These investments enable the Company to more broadly leverage its programming and digital strategy in the territories served and to capitalize on the growing multi-channel pay-television market in the regions.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2008, the Company held an 80% economic interest in HBO Asia, a 75% economic interest in HBO South Asia and an approximate 60% economic interest in HBO LAG, while maintaining joint voting interest with the remaining partners in each of the three entities. The Company determined that HBO Asia and HBO LAG were VIEs under FIN46R, and because it absorbs the majority of the entities’ expected losses and receives a majority of the expected returns it was determined that the Company is the primary beneficiary. Accordingly, the Company consolidates the financial position and results of operations of HBO Asia and HBO LAG. HBO Asia and HBO LAG are financed substantially through cash flows from their operations, and the Company is not committed to provide them with any additional financial support. In addition, the assets of HBO Asia and HBO LAG are not available to settle obligations of the Company.

On an aggregate basis, for the year ended December 31, 2008, HBO Asia and HBO LAG had revenues, operating income and cash flow from operations of approximately $440 million, $100 million and $65 million, respectively, of which approximately $118 million, $26 million and $15 million, respectively, are reflected in the Company’s 2008 statement of operations. As of December 31, 2008, total assets, liabilities and minority interest attributed to HBO Asia and HBO LAG were approximately $762 million (including goodwill and intangible assets of $708 million), $22 million and $385 million, respectively. Such amounts are included in the Company’s consolidated balance sheet as of December 31, 2008. As of December 31, 2008, the consideration the Company paid for its interest in HBO LAG in excess of the value of HBO LAG’s tangible assets was recorded as goodwill until a formal valuation can be completed in 2009.

5.	INVENTORIES AND FILM COSTS

Inventories and film costs consist of (millions):

	December 31, 2008	December 31, 2007

Inventories:
Programming costs, less amortization	$3,439	$3,536
DVDs, books, paper and other merchandise	408	450

Total inventories(a)	3,847	3,986
Less: current portion of inventory	(1,989)	(2,105)

Total noncurrent inventories	1,858	1,881

Film costs — Theatrical:
Released, less amortization	767	814
Completed and not released	364	165
In production	713	1,017
Development and pre-production	76	96
Film costs — Television:
Released, less amortization	726	680
Completed and not released	221	140
In production	465	508
Development and pre-production	2	3

Total film cost	3,334	3,423

Total noncurrent inventories and film costs	$5,192	$5,304

(a)	Does not include $2.160 billion and $2.477 billion of net film library costs as of December 31, 2008 and December 31, 2007, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheet.

Approximately 93% of unamortized film costs for released theatrical and television product are expected to be amortized within three years from December 31, 2008. In addition, approximately $1.4 billion of the film costs of released and completed and not released theatrical and television product are expected to be amortized during the twelve month period ending December 31, 2009.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	FAIR VALUE MEASUREMENTS

In accordance with FAS 157, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. FAS 157 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2008 (millions):

		Fair Value Measurements as of December 31, 2008 Using
		Quoted Market Prices		Significant
		in Active Markets for	Significant Other	Unobservable
	Fair Value	Identical Assets	Observable Inputs	Inputs
Description	as of 12/31/08	(Level 1)	(Level 2)	(Level 3)

Assets:
Trading securities	$248	$244	$4	$—
Available-for-sale securities	88	45	43	—
Derivatives	50	6	43	1
Liabilities:
Derivatives	(104)	—	(104)	—

Total	$282	$295	$(14)	$1

The Company primarily applies the market approach for recurring fair value measurements.

The following table reconciles the beginning and ending balances of assets classified as Level 3 measurements and identifies the net income (losses) the Company recognized during the year ended December 31, 2008 on such assets and liabilities that were included in the balance as of December 31, 2008 (millions):

Derivatives

Balance as of January 1, 2008	$11
Total gains (losses):
Included in net income	(10)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance as of December 31, 2008	$1

Total loss for the year ended December 31, 2008 included in net income related to assets still held as of December 31, 2008	$—

Gains and losses recognized for assets and liabilities valued using significant unobservable inputs are reported in Investment gains (losses), net, a component of other income (loss), net (Note 17).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Committed financing capacity and long-term debt consists of (millions):

	Weighted
	Average				Unamortized
	Interest				Discount	2008
	Rate at		2008	Letters	on	Unused	Outstanding Debt(c)
	December 31,		Committed	of	Commercial	Committed	December 31,	December 31,
	2008	Maturities	Capacity	Credit(a)	Paper	Capacity(b)	2008	2007

Cash and equivalents			$6,682	$—	$—	$6,682
Bank credit agreements and commercial paper programs(d)	1.30%	2011	19,778	190	—	12,053	$7,535	$11,124
Floating-rate public debt(d)(e)	2.41%	2009	2,000	—	—	—	2,000	2,000
Fixed-rate public debt(d)	7.06%	2011-2038	29,897	—	—	—	29,897	23,705
Other fixed-rate obligations(f)	6.90%	—	251	—	—	—	251	301

Subtotal			58,608	190	—	18,735	39,683	37,130
Debt due within one year(g)			(2,067)	—	—	—	(2,067)	(126)

Total			$56,541	$190	$—	$18,735	$37,616	$37,004

(a)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(b)	Includes $13.130 billion of unused committed capacity at TWC, $10.855 billion of which TWC expects to use to finance the Special Dividend. TWC’s unused committed capacity includes $1.932 billion under the 2008 Cable Bridge Facility (described below). TWC may not borrow any amounts under the 2008 Cable Bridge Facility unless and until the Special Dividend is declared.
(c)	Represents principal amounts adjusted for premiums and discounts. The weighted-average interest rate on Time Warner’s total debt was 5.73% at December 31, 2008 and 6.40% at December 31, 2007. The Company’s public debt matures as follows: $2.000 billion in 2009, $0 in 2010, $2.000 billion in 2011, $4.100 billion in 2012, $2.800 billion in 2013 and $21.031 billion thereafter. In addition, all of the $7.535 billion of outstanding debt under the Company’s bank credit agreements, including commitments that support its commercial paper programs, matures in 2011.
(d)	The bank credit agreements, commercial paper programs and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 10.5 years as of December 31, 2008. For the year ended December 31, 2008, the commitment under the Supplemental Credit Agreement (as defined below) is not included in TWC’s unused committed capacity.
(e)	The Company has classified $2.000 billion in debt of Time Warner due within the next twelve months as short-term on the accompanying consolidated balance sheet. If the TWC Separation Transactions are not consummated and the Company does not receive the Special Dividend, the Company will evaluate its outstanding debt positions, including the payment options on the $2.000 billion in debt maturing in 2009.
(f)	Amount includes capital lease and other obligations.
(g)	Debt due within one year includes $2.000 billion of floating-rate public debt, capital lease and other obligations.

Credit Agreements and Commercial Paper Programs

At December 31, 2008, Time Warner has a $7.0 billion five-year revolving credit facility and a $2.0 billion three-year unsecured term loan facility, and TWC has a $6.0 billion five-year revolving credit facility, a $3.045 billion five-year term loan facility, a $1.932 billion senior unsecured term loan facility and a $1.535 billion senior unsecured supplemental term loan facility between the Company and TWC. These credit facilities are described below.

The funding commitments under the Company’s various bank credit agreements, including the 2008 Cable Bridge Facility (as defined below), are provided by a geographically diverse group of over 20 major financial institutions based in countries including the United States, Canada, France, Germany, Japan and the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

United Kingdom. No institution accounts for more than 9% of the aggregate undrawn loan commitments under these agreements. The Company believes that, other than certain commitments of subsidiaries of Lehman Brothers Holdings Inc. (“Lehman”) discussed below, the committed capacity under the Company’s credit agreements will be available if and when called upon in the future. The Company’s bank credit agreements do not contain borrowing restrictions due to material adverse changes in the Company’s business or market disruption.

Time Warner Credit Agreements

As of December 31, 2008, Time Warner has a $7.0 billion senior unsecured five-year revolving credit facility maturing February 17, 2011 (the “TW Revolving Facility”) and a $2.0 billion three-year unsecured term loan facility maturing January 8, 2011 (the “TW Term Facility” and, together with the TW Revolving Facility, the “TW Facilities”). The TW Term Facility was fully drawn on January 8, 2008. Substantially all of the net proceeds of the TW Term Facility were used to repay existing short-term borrowings. The permitted borrowers under the TW Revolving Facility are Time Warner and Time Warner International Finance Limited (the “Borrowers”).

Borrowings under the TW Revolving Facility bear interest at a rate determined by the credit rating of Time Warner, which rate was LIBOR plus 0.27% per annum as of December 31, 2008. In addition, the Borrowers are required to pay a facility fee on the aggregate commitments under the TW Revolving Facility at a rate determined by the credit rating of Time Warner, which rate was 0.08% per annum as of December 31, 2008. The Borrowers will also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit (including letters of credit) under the TW Revolving Facility if and when such amounts exceed 50% of the aggregate commitments thereunder. Borrowings under the TW Term Facility bear interest at a rate determined by the credit rating of Time Warner, which rate was LIBOR plus 0.45% per annum as of December 31, 2008.

The TW Revolving Facility provides same-day funding and multi-currency capability, and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The TW Facilities contain a maximum leverage ratio covenant of 4.5 times the consolidated EBITDA of Time Warner. The terms and related financial metrics associated with the leverage ratio are defined in the TW Facilities agreements. At December 31, 2008, the Company was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreements, of approximately 2.2 times. The TW Facilities do not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. Borrowings under the TW Revolving Facility may be used for general corporate purposes, and unused credit is available to support borrowings by Time Warner under its commercial paper program. The TW Facilities also contain certain events of default customary for credit facilities of this type (with customary grace periods, as applicable).

As of December 31, 2008, there were $2.490 billion of borrowings outstanding under the TW Revolving Facility, $64 million in outstanding face amount of letters of credit were issued under the TW Revolving Facility and no commercial paper was outstanding under the TW Program (as defined below). The Company’s unused committed capacity as of December 31, 2008, which excludes the unused committed capacity of TWC, was $5.605 billion, including $1.233 billion of cash and equivalents.

TWC Credit Agreements

At December 31, 2008, TWC has a $6.0 billion senior unsecured five-year revolving credit facility with a maturity date of February 15, 2011 (the “Cable Revolving Facility”) and a $3.045 billion five-year term loan facility with a maturity date of February 21, 2011 (the “Cable Term Facility” and, collectively with the Cable Revolving Facility, the “Cable Facilities”) and a $1.932 billion senior unsecured term loan facility with an initial maturity date that is 364 days after the borrowing date (the “2008 Cable Bridge Facility”). For the year ended December 31, 2008, the commitment under the Supplemental Credit Agreement (as defined below) was not included in TWC’s unused committed capacity. TWC’s unused committed capacity as of December 31, 2008 was $13.130 billion, including $5.449 billion of cash and equivalents.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cable Revolving Facility and Term Facility

Borrowings under the Cable Revolving Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.27% per annum as of December 31, 2008. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Cable Revolving Facility at a rate determined by the credit rating of TWC, which rate was 0.08% per annum as of December 31, 2008. TWC may also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the Cable Revolving Facility if and when such amounts exceed 50% of the aggregate commitments thereunder. Borrowings under the Cable Term Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.40% per annum as of December 31, 2008. In April 2007, TWC used a portion of the proceeds of the 2007 Cable Bond Offering (defined below) to repay a portion of the outstanding indebtedness under the Cable Term Facility, which reduced such facility from $4.0 billion to $3.045 billion.

The Cable Revolving Facility provides same-day funding capability and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The Cable Facilities contain a maximum leverage ratio covenant of 5.0 times the consolidated EBITDA of TWC. The terms and related financial metrics associated with the leverage ratio are defined in the Cable Facility agreements. At December 31, 2008, TWC was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreements, of approximately 2.0 times. The Cable Facilities do not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in the financial condition or results of operations of Time Warner or TWC. Borrowings under the Cable Revolving Facility may be used by TWC for general corporate purposes, and unused credit is available to support borrowings by TWC under its commercial paper program. As of December 31, 2008, there were borrowings of $3.045 billion outstanding under the Cable Term Facility, no borrowings and letters of credit totaling $126 million outstanding under the Cable Revolving Facility, and no commercial paper outstanding under the TWC Program (as defined below).

2008 Cable Bridge Facility

On June 30, 2008, TWC entered into a credit agreement (the “Bridge Credit Agreement”) with certain financial institutions for the 2008 Cable Bridge Facility originally in an aggregate principal amount of $9.0 billion to finance, in part, the Special Dividend. TWC may elect to extend the maturity date of the loans outstanding under the 2008 Cable Bridge Facility for an additional year. Subject to certain limited exceptions pursuant to the terms of the 2008 Cable Bridge Facility, to the extent TWC incurs debt (other than an incurrence of debt under the Cable Revolving Facility and its existing commercial paper program), issues equity securities or completes asset sales prior to drawing on the 2008 Cable Bridge Facility, the commitments of the lenders under the 2008 Cable Bridge Facility will be reduced by an amount equal to the net cash proceeds from any such incurrence, issuance or sale. As a result of the 2008 Cable Bond Offerings (as defined below), the amount of the commitments of the lenders under the 2008 Cable Bridge Facility was reduced to $2.070 billion. As discussed below, the Company does not expect that Lehman Brothers Commercial Bank (“LBCB”), a subsidiary of Lehman, will fund its $138 million in commitments under the 2008 Cable Bridge Facility as a result of the Lehman Bankruptcy (as defined below), and, therefore, the Company has included only $1.932 billion of commitments under the 2008 Cable Bridge Facility in its total unused committed capacity as of December 31, 2008. In the event TWC borrows any amounts under the 2008 Cable Bridge Facility, subject to certain limited exceptions, TWC is required to use the net cash proceeds from any subsequent incurrence of debt (other than an incurrence of debt under the Cable Revolving Facility and its existing commercial paper program), issuance of equity securities and asset sale to prepay amounts outstanding under the 2008 Cable Bridge Facility. TWC may prepay amounts outstanding under the 2008 Cable Bridge Facility at any time without penalty or premium, subject to minimum amounts. TWC may not borrow any amounts under the 2008 Cable Bridge Facility unless and until the Special Dividend is declared.

TWC’s obligations under the 2008 Cable Bridge Facility are guaranteed by TWE and TW NY. Amounts outstanding under the 2008 Cable Bridge Facility will bear interest at a rate equal to LIBOR plus an applicable

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

margin based on TWC’s credit rating, which margin, at the time of the TWC Separation Transactions, is expected to be 100 basis points. In addition, the per annum interest rate under the 2008 Cable Bridge Facility will increase by 25 basis points every six months until all amounts outstanding under the 2008 Cable Bridge Facility are repaid.

The 2008 Cable Bridge Facility contains a maximum leverage ratio covenant of 5.0 times the consolidated EBITDA (as defined in the Bridge Credit Agreement) of TWC. The 2008 Cable Bridge Facility also contains conditions, covenants, representations and warranties and events of default substantially identical to those contained in the Cable Term Facility.

The financial institutions’ commitments to fund borrowings under the 2008 Cable Bridge Facility will expire upon the earliest of (i) May 19, 2009, (ii) the date on which the Separation Agreement is terminated in accordance with its terms or (iii) the completion of the TWC Separation Transactions.

Supplemental Credit Agreement

In the Separation Agreement, Time Warner (as lender) committed to lend to TWC (as borrower) under certain circumstances up to an aggregate principal amount of $3.5 billion under a two-year senior unsecured supplemental term loan facility. As a result of the 2008 Cable Bond Offerings (defined below), Time Warner’s original commitment was reduced to $1.535 billion. On December 10, 2008, Time Warner and TWC entered into a $1.535 billion credit agreement (the “Supplemental Credit Agreement”). TWC may borrow under the Supplemental Credit Agreement only to repay amounts outstanding at the final maturity of the 2008 Cable Bridge Facility, if any (the date of any such borrowing, the “Supplemental Borrowing Date”). TWC’s obligations under the Supplemental Credit Agreement are guaranteed by TWE and TW NY and any other affiliate of TWC that in the future guarantees any of TWC’s material indebtedness.

Time Warner may assign its obligations under the Supplemental Credit Agreement to certain other lenders with TWC’s consent, but any such assignment prior to the Supplemental Borrowing Date will not relieve Time Warner of its obligation to fund the full amount of the Supplemental Credit Agreement on the Supplemental Borrowing Date.

Amounts outstanding under the Supplemental Credit Agreement will bear interest at a rate equal to LIBOR or, if Time Warner has assigned its loans under the Supplemental Credit Agreement in full, at a rate equal to LIBOR or an alternate base rate, at TWC’s option, plus, in each case, an applicable margin based on TWC’s credit rating. The applicable margin may be increased on the Supplemental Borrowing Date based on the average price for a five-year credit default swap of TWC for the thirty days preceding the Supplemental Borrowing Date, but will not exceed 500 basis points. In addition, the per annum interest rate under the Supplemental Credit Agreement will increase by 25 basis points every six months following the Supplemental Borrowing Date until all amounts outstanding under the Supplemental Credit Agreement are repaid.

The Supplemental Credit Agreement contains a maximum leverage ratio covenant of 5.0 times the consolidated EBITDA (as defined in the Supplemental Credit Agreement) of TWC. The Supplemental Credit Agreement also contains conditions, covenants, representations and warranties and events of default (with customary grace periods, as applicable) substantially identical to the conditions, covenants, representations and warranties and events of default in the 2008 Cable Bridge Facility. If any events of default occur and are not cured within applicable grace periods or waived, the maturity of the outstanding loans may be accelerated. TWC is not subject to the leverage ratio covenant, or other covenants or events of default unless and until the Supplemental Borrowing Date, at which point, the leverage ratio covenant and other covenants and events of default become effective. As a condition to borrowing under the Supplemental Credit Agreement, at the Supplemental Borrowing Date, no defaults or events of default under the Supplemental Credit Agreement and no events of default under the Cable Revolving Facility may be in existence.

Time Warner’s commitment under the Supplemental Credit Agreement will be further reduced (i) by 50% of any additional amounts by which the commitments under the 2008 Cable Bridge Facility are further reduced by the net cash proceeds of subsequent issuances of debt or certain equity or certain asset sales by TWC prior to TWC’s

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

borrowing under the 2008 Cable Bridge Facility and (ii) by the amount the sum of the borrowing availability under the Cable Revolving Facility plus the amount above $100 million of the total cash and cash equivalents of TWC and certain of its subsidiaries exceeds $2.0 billion (x) on any date prior to the Supplemental Borrowing Date on which the commitments under the Cable Revolving Facility are increased in excess of the current $6.0 billion amount or (y) on the Supplemental Borrowing Date. After the Supplemental Borrowing Date, subject to certain limited exceptions, TWC will be required to use the net cash proceeds from any incurrence of debt (other than an incurrence of debt under the Cable Revolving Facility and its existing commercial paper program), issuance of equity securities and asset sale to prepay amounts outstanding under the Supplemental Credit Agreement. In addition, TWC must prepay amounts outstanding under the Supplemental Credit Agreement by the amount the sum of the borrowing availability under the Cable Revolving Facility plus the amount above $100 million of the total cash and cash equivalents of TWC and certain of its subsidiaries exceeds $2.0 billion (i) on any date on which the commitments under the Cable Revolving Facility are increased in excess of the current $6.0 billion amount and (ii) on the last day of each fiscal quarter. TWC may prepay amounts outstanding under the Supplemental Credit Agreement at any time without penalty or premium, subject to minimum amounts.

Time Warner’s commitment to fund a borrowing under the Supplemental Credit Agreement is subject to satisfaction of certain customary conditions. Time Warner’s commitment will expire on the earliest of (i) the final maturity date of the 2008 Cable Bridge Facility if no amounts have been borrowed under the Supplemental Credit Agreement, (ii) the date on which TWC terminates the Supplemental Credit Agreement, which it may do at any time prior to its borrowing under the Supplemental Credit Agreement, or (iii) a reduction in Time Warner’s commitment to zero as a result of a reduction in the commitments under the 2008 Cable Bridge Facility as described above.

Lehman Brothers Commitments

On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the “Lehman Bankruptcy”). Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman, is one of the lenders under the TW Revolving Facility, with an undrawn commitment of $74 million as of December 31, 2008. In addition, LBCB and Lehman Brothers Bank, FSB (“LBB”), also subsidiaries of Lehman, are lenders under the 2008 Cable Bridge Facility and Cable Revolving Facility, respectively, with undrawn commitments of $138 million and $125 million, respectively as of December 31, 2008. On October 5, 2008, LCPI filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the “LCPI Bankruptcy”). After the Lehman Bankruptcy and prior to the LCPI Bankruptcy, LCPI failed to fund its portion of two borrowing requests by Time Warner under the TW Revolving Facility. The Company does not expect LCPI to fund its portion of future borrowing requests under the TW Revolving Facility. TWC has not requested to borrow under either the 2008 Cable Bridge Facility or the Cable Revolving Facility since the Lehman Bankruptcy, and neither LBCB nor LBB has been placed in receivership or a similar proceeding as of February 19, 2009. While the Company believes that LBCB and LBB are contractually obligated under the 2008 Cable Bridge Facility and the Cable Revolving Facility, respectively, the Company does not expect that LBCB and LBB will fund any future borrowing requests and is uncertain as to whether another lender might assume either commitment. Accordingly, the Company’s total committed capacity as of December 31, 2008 excludes the undrawn commitments of LCPI, LBCB and LBB. The Company believes that it continues to have sufficient liquidity to meet its needs for the foreseeable future, even if LCPI, LBCB and/or LBB fails to fund its portion of any future borrowing requests.

Commercial Paper Programs

At December 31, 2008, Time Warner has a $7.0 billion unsecured commercial paper program (the “TW Program”). The obligations of Time Warner under the TW Program are guaranteed by TW AOL Holdings Inc. and Historic TW. In addition, the obligations of Historic TW are guaranteed by Turner and Time Warner Companies, Inc. Proceeds from the TW Program may be used for general corporate purposes, including investments, repayment

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of debt and acquisitions. Commercial paper issued by Time Warner is supported by unused committed capacity under the TW Revolving Facility. As a result of recent market volatility in the U.S. debt markets, including the dislocation of the overall commercial paper market, the Company has no commercial paper outstanding under the TW Program as of December 31, 2008, and has increased borrowings outstanding under the TW Revolving Facility.

At December 31, 2008, TWC has a $6.0 billion unsecured commercial paper program (the “TWC Program”). The TWC Program is guaranteed by TW NY and TWE. Commercial paper issued by TWC under the TWC Program is supported by unused committed capacity under the Cable Revolving Facility and ranks pari passu with other unsecured senior indebtedness of TWC, TWE and TW NY. As of December 31, 2008, TWC has no commercial paper outstanding under the Cable Revolving Facility.

Public Debt

Time Warner and certain of its subsidiaries have various public debt issuances outstanding, including the 2008 Cable Debt Securities discussed below. At issuance, the maturities of these outstanding series of debt ranged from three to 40 years and the interest rates on debt with fixed interest rates ranged from 5.40% to 10.15%. Time Warner also has issued $2.0 billion of public debt with floating interest rates due in 2009. At December 31, 2008 and December 31, 2007, respectively, the total amount of the Company’s outstanding fixed and floating rate public debt was $31.897 billion (which includes $14.670 billion at TWC and TWE) and $25.705 billion (which includes $8.311 billion at TWC and TWE).

Time Warner has a shelf registration statement on file with the SEC that allows it to offer and sell from time to time debt securities, preferred stock, common stock and/or warrants to purchase debt and equity securities. In addition, on June 16, 2008, TWC filed a shelf registration statement on Form S-3 (the “TWC Shelf Registration Statement”) with the SEC that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants.

2008 Cable Bond Offerings

On June 19, 2008, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures, and on November 18, 2008, TWC issued $2.0 billion in aggregate principal amount of senior unsecured notes in two separate public offerings under the TWC Shelf Registration Statement (the “2008 Cable Bond Offerings”). TWC’s June 2008 $5.0 billion issuance consists of $1.5 billion principal amount of 6.20% Notes due 2013 (the “2013 Notes”), $2.0 billion principal amount of 6.75% Notes due 2018 (the “2018 Notes”) and $1.5 billion principal amount of 7.30% Debentures due 2038 (the “2038 Debentures” and, together with the 2013 Notes and the 2018 Notes, the “June 2008 Cable Debt Securities”), and TWC’s November 2008 $2.0 billion issuance consists of $750 million principal amount of 8.25% notes due 2014 (the “2014 Notes”) and $1.250 billion principal amount of 8.75% notes due 2019 (the “2019 Notes” and, together with the 2014 Notes, the “November 2008 Cable Debt Securities”). The November 2008 Cable Debt Securities and the June 2008 Cable Debt Securities are referred to collectively as the “2008 Cable Debt Securities.” TWC expects to use the net proceeds from the 2008 Cable Bond Offerings to finance, in part, the Special Dividend. Pending the payment of the Special Dividend, a portion of the net proceeds from the 2008 Cable Bond Offerings was used by TWC to repay variable-rate debt with lower interest rates than the interest rates on the debt securities issued in the 2008 Cable Bond Offerings, and the remainder was invested in accordance with TWC’s investment policy. If the TWC Separation Transactions are not consummated and the Special Dividend is not paid, TWC will use the remainder of the net proceeds from the 2008 Cable Bond Offerings for general corporate purposes, including repayment of indebtedness. The 2008 Cable Debt Securities are guaranteed by TWE and TW NY (the “Guarantors”).

The 2008 Cable Debt Securities were issued pursuant to an Indenture, dated as of April 9, 2007, as it may be amended from time to time (the “Cable Indenture”), by and among TWC, the Guarantors and The Bank of New York, as trustee. The Cable Indenture contains customary covenants relating to restrictions on the ability of TWC or

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

any material subsidiary to create liens and on the ability of TWC and the Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The Cable Indenture also contains customary events of default.

The 2013 Notes mature on July 1, 2013, the 2018 Notes mature on July 1, 2018 and the 2038 Debentures mature on July 1, 2038. Interest on the June 2008 Cable Debt Securities is payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2009. The 2014 Notes mature on February 14, 2014 and the 2019 Notes mature on February 14, 2019. Interest on the November 2008 Cable Debt Securities is payable semi-annually in arrears on February 14 and August 14 of each year, beginning on February 14, 2009. The 2008 Cable Debt Securities are unsecured senior obligations of TWC and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the 2008 Cable Debt Securities are unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.

The 2008 Cable Debt Securities may be redeemed in whole or in part at any time at TWC’s option at a redemption price equal to the greater of (i) 100% of the principal amount of the 2008 Cable Debt Securities being redeemed and (ii) the sum of the present values of the remaining scheduled payments on the 2008 Cable Debt Securities discounted to the redemption date on a semi-annual basis at a government treasury rate plus 40 basis points for each of the 2013 Notes, 2018 Notes and the 2038 Debentures and 50 basis points for each of the 2014 Notes and 2019 Notes as further described in the Cable Indenture and the 2008 Cable Debt Securities, plus, in each case, accrued but unpaid interest to the redemption date.

Capital Leases

The Company has entered into various leases primarily related to network equipment that qualify as capital lease obligations. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capital lease obligation in the consolidated balance sheet. Assets recorded under capital lease obligations totaled $445 million and $515 million as of December 31, 2008 and 2007, respectively. Related accumulated amortization totaled $268 million and $360 million as of December 31, 2008 and 2007, respectively.

Future minimum capital lease payments at December 31, 2008 are as follows (millions):

2009	$55
2010	43
2011	28
2012	18
2013	14
Thereafter	67

Total	225
Amount representing interest	(42)

Present value of minimum lease payments	183
Current portion	(44)

Total long-term portion	$139

Fair Value of Debt

Based on the level of interest rates prevailing at December 31, 2008, the carrying value of Time Warner’s debt exceeded its fair value by approximately $900 million. At December 31, 2007, the fair value of debt exceeded the carrying value by approximately $1.4 billion. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Receivable Securitization Facilities

Time Warner has accounts receivable securitization facilities that provide for the accelerated receipt of up to $805 million of cash on certain available short-term home video and network programming distribution trade accounts receivable. At December 31, 2008, there was no available capacity on these facilities. In connection with each of these securitization facilities, subsidiaries of the Company (each a “transferor”) sell, on a revolving and nonrecourse basis, their accounts receivable meeting specific criteria (“Pooled Receivables”) to a wholly owned special purpose entity (“SPE”). This sale is designed such that the possibility that the transferor or its creditors could reclaim the assets is remote, even in bankruptcy. The SPE then transfers a percentage interest in these receivables to third-party financial institutions or commercial paper conduits sponsored by financial institutions. These securitization transactions are accounted for as sales in accordance with FAS 140, because the Company has relinquished control of the securitized receivables. Accordingly, accounts receivable sold to third parties under these facilities are excluded from receivables in the consolidated balance sheet. The Company is not the primary beneficiary with regard to these financial institutions or commercial paper conduits and, accordingly, does not consolidate their operations.

As proceeds for the accounts receivable sold to the applicable SPE, Time Warner receives cash, which there is no obligation to repay, and an interest-bearing retained interest, which is included in receivables in the consolidated balance sheet. Time Warner’s continuing involvement is solely comprised of servicing the Pooled Receivables on behalf of the applicable SPE. Income received by Time Warner in exchange for this service is equal to the prevailing market rate for such services, and, accordingly, no servicing asset or liability has been recorded on the consolidated balance sheet at December 31, 2008. Servicing income has not been material in any period. The retained interest, which has been adjusted to reflect the portion that is not expected to be collectible, bears an interest rate that varies with the prevailing market interest rates. The retained interest may become uncollectible to the extent that the applicable SPE has credit losses and operating expenses. If the financial quality of the receivables subject to the facilities deteriorate to a certain degree, it is possible that the third-party financial institutions or commercial paper conduits could cease purchasing new receivables, thus limiting the Company’s access to future funds under these facilities. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both December 31, 2008 and December 31, 2007. The net proceeds received and repaid under Time Warner’s accounts receivable securitization program was zero in 2008. Net proceeds received under Time Warner’s accounts receivable securitization program was $98 million in 2007. For more information refer to Note 17.

Backlog Securitization Facility

During the third quarter of 2008, Time Warner terminated its $300 million backlog securitization facility, which had provided for the accelerated receipt of cash on theatrical and television licensing contracts. At December 31, 2007, there was $231 million outstanding under the facility which was classified as deferred revenue in the consolidated balance sheet.

Covenants and Rating Triggers

Each of the Company’s bank credit agreements, public debt and financing arrangements with SPEs contain customary covenants. A breach of such covenants in the bank credit agreements that continues beyond any grace period constitutes a default, which can limit the Company’s ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate payment of any outstanding debt. A breach of such covenants in the public debt beyond any grace period constitutes a default which can require immediate payment of the outstanding debt. A breach of such covenants in the financing arrangements with SPEs that continues beyond any grace period can constitute a termination event, which can limit the facility as a future source of liquidity; however, there would be no claims on the Company for the receivables previously sold. There are no rating-based defaults or covenants in the bank credit agreements, public debt or financing arrangements with SPEs.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additionally, in the event that the Company’s credit ratings decrease, the cost of maintaining the bank credit agreements and facilities and the cost of borrowing increase and, conversely, if the ratings improve, such costs decrease. As of December 31, 2008, the Company’s investment grade debt ratings were as follows: S&P BBB+ (credit watch negative), Moody’s Baa2, and Fitch BBB.

As of December 31, 2008, the Company was in compliance with all covenants in its bank credit agreements, public debt and financing arrangements with SPEs. The Company does not anticipate that it will have any difficulty in the foreseeable future complying with these covenants.

Film Tax-Advantaged Arrangements

The Company’s filmed entertainment business, on occasion, enters into tax-advantaged transactions with foreign investors that are thought to generate tax benefits for such investors. The Company believes that its tax profile is not impacted by its participation in these arrangements in any jurisdiction. The foreign investors provide consideration to the Company for entering into these arrangements.

Although these transactions often differ in form, they generally involve circumstances in which the Company enters into a sale-leaseback arrangement involving its film product with third-party SPEs owned by the foreign investors. The Company maintains its rights and control over the use of its film product. The Company does not consolidate these SPEs because it does not guarantee and is not otherwise responsible for the equity and debt in these SPEs and does not participate in the profits or losses of these SPEs. The Company accounts for these arrangements based on their substance. That is, the Company records the costs of producing the films as an asset and records the net benefit received from the investors as a reduction of film costs resulting in lower film cost amortization for the films involved in the arrangement. At December 31, 2008, such SPEs were capitalized with approximately $3.2 billion of debt and equity from the third-party investors. These transactions resulted in reductions of film cost amortization totaling $43 million, $34 million and $89 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Mandatorily Redeemable Preferred Membership Units Issued By A Subsidiary

In connection with the financing of the Adelphia Acquisition, TW NY Cable issued $300 million of Series A Preferred Membership Units (the “Preferred Membership Units”) to a limited number of third parties. The Preferred Membership Units pay cash dividends at an annual rate equal to 8.21% of the sum of the liquidation preference thereof and any accrued but unpaid dividends thereon, on a quarterly basis. The Preferred Membership Units are subject to mandatory redemption by TW NY Cable on August 1, 2013 and are not redeemable by TW NY Cable at any time prior to that date. The redemption price of the Preferred Membership Units is equal to their liquidation preference plus any accrued and unpaid dividends through the redemption date. Except under limited circumstances, holders of Preferred Membership Units have no voting rights. The terms of the Preferred Membership Units require that in certain circumstances holders owning a majority of the Preferred Membership Units must approve any merger or consolidation with another company, change in corporate structure, and/or agreements for a material sale or transfer by TW NY Cable and its subsidiaries of assets.

8.	INCOME TAXES

Domestic and foreign income before income taxes, discontinued operations and cumulative effect of accounting change is as follows:

	Years Ended December 31,
	2008	2007	2006
	(millions)

Domestic	$(16,826)	$5,610	$5,380
Foreign	177	777	1,001

Total	$(16,649)	$6,387	$6,381

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Current and deferred income taxes (tax benefits) provided on income from continuing operations are as follows:

	Years Ended December 31,
	2008	2007	2006
	(millions)

Federal:
Current	$338	$157	$(251)
Deferred	(3,424)	1,588	1,116
Foreign:
Current(a)	328	243	200
Deferred	(31)	(8)	89
State and Local:
Current	203	200	258
Deferred	(661)	156	(104)

Total	$(3,247)	$2,336	$1,308

(a)	Includes foreign withholding taxes of $205 million in 2008, $148 million in 2007 and $156 million in 2006.

The differences between income taxes (tax benefits) expected at the U.S. federal statutory income tax rate of 35% and income taxes (tax benefits) provided are as set forth below:

	Years Ended December 31,
	2008	2007	2006
	(millions)

Taxes (tax benefits) on income at U.S. federal statutory rate	$(5,827)	$2,236	$2,233
State and local taxes (tax benefits), net of federal tax effects	(535)	226	201
Nondeductible goodwill impairments	2,956	57	143
Litigation matters	107	—	(234)
Foreign income taxed at different rates, net of U.S. foreign tax credits (including benefits associated with certain foreign source income, i.e., extraterritorial income exclusion)	(28)	(32)	106
Valuation allowances	69	(112)	(1,134)
State & local tax law changes	7	(7)	—
Other	4	(32)	(7)

Total	$(3,247)	$2,336	$1,308

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of Time Warner’s net deferred tax liabilities are as follows:

	December 31,
	2008	2007
	(millions)

Deferred tax assets:
Tax attribute carryforwards	$1,775	$2,715
Receivable allowances and return reserves	372	388
Royalties, participations and residuals	388	462
Investments	458	353
Equity-based compensation	1,468	1,682
Amortization(a)	2,858	1,572
Other	2,480	2,010
Valuation allowances(b)	(1,806)	(2,262)

Total Deferred tax assets	$7,993	$6,920

Deferred tax liabilities:
Assets acquired in business combinations	$(11,351)	$(16,066)
Unbilled television receivables	(1,055)	(1,196)
Depreciation	(2,784)	(2,073)
Unremitted earnings of foreign subsidiaries	(121)	(137)
Other	(678)	(699)

Total Deferred tax liabilities	(15,989)	(20,171)

Net deferred tax liability(c)	$(7,996)	$(13,251)

(a)	Included in amortization is a deferred tax asset of $1.274 billion and a deferred tax liability of $299 million as of December 31, 2008 and 2007, respectively, related to intangible assets acquired in business combinations which are amortizable for tax purposes.
(b)	The Company has recorded valuation allowances for certain tax attributes and other deferred tax assets. As of December 31, 2008, sufficient uncertainty exists regarding the future realization of these deferred tax assets. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the statement of operations in accordance with FAS 141R.
(c)	The net deferred tax liability includes current deferred tax assets of $760 million and $700 million as of December 31, 2008 and 2007, respectively.

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $1.675 billion at December 31, 2008. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

U.S. federal tax attribute carryforwards at December 31, 2008, consist primarily of approximately $122 million of tax benefit attributable to tax losses, approximately $90 million of alternative minimum tax credits and $113 million of foreign tax credits. U.S. state and local tax attribute carryforwards consist primarily of approximately $290 million tax benefit attributable to tax losses and $83 million of business credits. Approximately $630 million of tax benefits attributable to U.S. Federal and state and local tax loss carry forwards expired at December 31, 2008 and the associated deferred tax assets and valuation allowances were reversed. In addition, the Company has approximately $1.077 billion of tax benefit attributable to tax losses in various foreign jurisdictions that are primarily from countries with unlimited carryforward periods. However, many of these foreign losses are attributable to specific operations that may not be utilized against certain other operations of the Company. The utilization of the U.S. federal carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal income tax laws. Capital losses expire in 2013 and can be only utilized against capital gains. Alternative minimum tax credits do not expire. The state and local tax loss carryforwards and credits expire in varying amounts from 2009 through 2028. In addition, the Company holds certain assets that have a tax basis greater than book basis. The Company has established deferred tax assets for such differences. However, in

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the event that such assets are sold or the tax basis otherwise realized, it is anticipated that such realization would generate additional losses for tax purposes.

For accounting purposes, the Company records equity-based compensation expense and a deferred tax asset for the future tax deductions it may receive. For income tax purposes, the Company receives a tax deduction equal to the stock price on the date that a restricted stock unit (or performance share unit) vests or the excess of the stock price over the exercise price of an option. As a result of the decline in the Company’s stock price, the deferred tax asset recognized as of December 31, 2008 for equity-based compensation awards is substantially greater than the tax benefit the Company may ultimately receive (assuming no increase in the Company’s stock price). The applicable accounting rules require that the deferred tax asset related to an equity-based compensation award be reduced only at the time the award vests (for a restricted stock unit or performance share unit), is exercised (for a stock option) or otherwise expires or is cancelled. This reduction is recorded as an adjustment to additional paid-in capital (“APIC”), to the extent that the realization of excess tax deductions on prior equity-based compensation awards were recorded directly to APIC. The cumulative amount of such excess tax deductions is referred to as the Company’s “APIC Pool” and was approximately $1.1 billion at December 31, 2008. Any shortfall balance recognized in excess of the Company’s APIC Pool is charged to income tax expense in the consolidated statement of operations.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements those tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. Upon adoption, the Company recognized $445 million of tax benefits for positions that were previously unrecognized, of which $433 million was accounted for as a reduction to the accumulated deficit balance and $12 million was accounted for as an increase to the paid-in-capital balance as of January 1, 2007. Additionally, the adoption of FIN 48 resulted in the recognition of additional tax reserves for positions where there was uncertainty about the timing or character of such deductibility. These additional reserves were largely offset by increased deferred tax assets. After considering the impact of adopting FIN 48, the Company had an approximate $1.4 billion reserve for uncertain income tax positions as of January 1, 2007. The reserve for uncertain income tax positions is included in other liabilities in the consolidated balance sheet.

The Company does not currently anticipate that its existing reserves related to uncertain tax positions as of December 31, 2008 will significantly increase or decrease during the twelve-month period ending December 31, 2009; however, various events could cause the Company’s current expectations to change in the future. The majority of these uncertain tax positions, if ever recognized in the financial statements, would be recorded in the statement of operations as part of the income tax provision.

The impact of temporary differences and tax attributes are considered when calculating interest and penalty accruals associated with the tax reserve. The amount accrued for interest and penalties as of December 31, 2008 and December 31, 2007 was $202 million and $156 million, respectively. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, from January 1 through December 31 are set forth below (millions):

	2008	2007

Beginning balance	$1,679	$1,372
Additions for prior year tax positions	194	450
Additions for current year tax positions	193	91
Reductions for prior year tax positions	(67)	(222)
Settlements	(13)	(8)
Lapses in statute of limitations	(11)	(4)

Ending balance	$1,975	$1,679

The net additions in the above table for the year ended December 31, 2008 were primarily attributable to uncertainties associated with the utilization of certain state and local tax attributes and taxes on foreign remittances. During the year ended December 31, 2008, the Company recorded interest reserves through the statement of operations of approximately $54 million and made interest payments in connection with settlements reached during 2008 of approximately $8 million.

The net additions in the above table for the year ended December 31, 2007 were primarily attributable to uncertainties associated with certain tax attributes utilized by the Company that were offset by a decrease to current taxes payable. During the twelve months ended December 31, 2007, the Company recorded interest reserves through the statement of operations of approximately $49 million.

The Company and its subsidiaries file income tax returns in the U.S. and various state and local and foreign jurisdictions. The Internal Revenue Service (IRS) is currently conducting an examination of the Company’s U.S. income tax returns for the 2002 through 2004 period. The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. federal	2002 through the current period
California	2004 through the current period
New York State	1997 through the current period
New York City	1997 through the current period

9.	SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

On July 26, 2007, Time Warner’s Board of Directors authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through December 31, 2008, the Company repurchased approximately 154 million shares of common stock for approximately $2.8 billion, which included approximately 19 million shares of common stock purchased for approximately $299 million during the year ended December 31, 2008, pursuant to trading programs under Rule 10b5-1 of the Exchange Act.

Shares Authorized and Outstanding

At December 31, 2008, shareholders’ equity of Time Warner included 3.588 billion shares of common stock (net of approximately 1.303 billion shares of common stock held in treasury). As of December 31, 2008, Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 25 billion shares of common stock and up to 1.8 billion shares of additional classes of common stock. At December 31, 2007, shareholders’ equity of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Time Warner included 3.593 billion of common stock (net of approximately 1.284 billion shares of common stock held in treasury).

10.	EQUITY-BASED COMPENSATION

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

Pursuant to these equity plans and an additional plan limited to non-employee directors, Time Warner may also grant shares of common stock or restricted stock units (“RSUs”), which generally vest between three to five years from the date of grant, to its employees and non-employee directors. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. Holders of restricted stock and RSU awards are generally entitled to receive cash dividends or dividend equivalents, respectively, paid by the Company during the period of time that the restricted stock or RSU awards are unvested.

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

Upon the (i) exercise of a stock option award, (ii) the vesting of a RSU, (iii) the vesting of a PSU or (iv) the grant of restricted stock, shares of Time Warner common stock are issued from authorized but unissued shares or from treasury stock. At December 31, 2008 and December 31, 2007, the Company had 1.303 billion and 1.284 billion shares of treasury stock, respectively.

In connection with the TWC Separation Transactions, and as provided for in the Company’s equity plans, the number of stock options, RSUs and target PSUs outstanding at the separation and the exercise prices of such stock options will be adjusted to maintain the fair value of those awards. The changes in the number of equity awards and the exercise prices will be determined by comparing the fair value of such awards immediately prior to the TWC Separation Transactions to the fair value of such awards immediately after the TWC Separation Transactions. In performing this analysis, the only assumptions that would change relate to the Time Warner stock price and the employee’s exercise price. The modifications to the outstanding equity awards will be made pursuant to existing antidilution provisions in the Company’s equity plans.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Years Ended December 31,
	2008	2007	2006

Expected volatility	28.7%	22.3%	22.3%
Expected term to exercise from grant date	5.95 years	5.35 years	5.07 years
Risk-free rate	3.2%	4.4%	4.6%
Expected dividend yield	1.7%	1.1%	1.1%

The following table summarizes information about Time Warner stock options outstanding as of December 31, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
	(thousands)		(in years)	(thousands)

Outstanding as of December 31, 2007	449,969	$30.48
Granted	30,157	14.85
Exercised	(12,110)	10.99
Forfeited or expired	(74,446)	33.06

Outstanding as of December 31, 2008	393,570	29.40	4.16	$430

Exercisable as of December 31, 2008	319,640	32.25	3.24	$10

As of December 31, 2008, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of Time Warner stock options vested and expected to vest approximate amounts for options outstanding. As of December 31, 2008, 181 million shares of Time Warner common stock were available for future grants of stock options. Total unrecognized compensation cost related to unvested Time Warner stock option awards as of December 31, 2008, without taking into account expected forfeitures, is $156 million and is expected to be recognized over a weighted-average period between one and two years.

The weighted-average fair value of a Time Warner stock option granted during the year was $4.10 ($2.54, net of tax), $5.15 ($3.19, net of tax) and $4.47 ($2.77, net of tax) for the years ended December 31, 2008, 2007 and 2006, respectively. The total intrinsic value of Time Warner options exercised during the year was $53 million, $313 million and $413 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash received from the exercise of Time Warner stock options was $134 million, $521 million and $698 million for the years ended December 31, 2008, 2007 and 2006, respectively. The tax benefits realized from Time Warner stock options exercised in the years ended December 31, 2008, 2007 and 2006 were $20 million, $119 million and $157 million, respectively.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Time Warner Restricted Stock, Restricted Stock Units and Target Performance Stock Units

The following table summarizes information about unvested Time Warner restricted stock, RSUs and Target PSUs as of December 31, 2008:

		Weighted-
		Average
	Number of	Grant Date
	Shares/Units	Fair Value
	(thousands)

Unvested as of December 31, 2007	17,301	$18.93
Granted	12,072	15.07
Vested	(3,316)	17.86
Forfeited	(1,583)	17.35

Unvested as of December 31, 2008	24,474	17.27

As of December 31, 2008, the intrinsic value of unvested Time Warner restricted stock, RSUs and Target PSUs was $246 million. Total unrecognized compensation cost related to unvested Time Warner restricted stock, RSUs and Target PSUs as of December 31, 2008, without taking into account expected forfeitures, is $194 million and is expected to be recognized over a weighted-average period between one and two years. The fair value of Time Warner restricted stock and RSUs that vested during the years ended December 31, 2008, 2007 and 2006 was $59 million, $53 million and $22 million, respectively. No PSUs vested during the years ended December 31, 2008 and 2007.

For the year ended December 31, 2008, the Company granted 11 million RSUs at a weighted-average grant date fair value per RSU of $14.83. For the year ended December 31, 2007, the Company granted 9 million RSUs at a weighted-average grant date fair value per RSU of $19.89. For the year ended December 31, 2006, the Company granted 5 million RSUs at a weighted-average grant date fair value per RSU of $17.79.

For the year ended December 31, 2008, the Company granted 1.1 million target PSUs at a weighted-average grant date fair value per PSU of $17.53. For the year ended December 31, 2007, the Company granted 1.1 million target PSUs at a weighted-average grant date fair value per PSU of $19.47. There were no PSUs granted in 2006.

TWC Equity Plan

Since April 2007, grants of equity awards to TWC employees have been and will continue to be made by TWC under TWC’s equity plans.

The Time Warner Cable Inc. 2006 Stock Incentive Plan (the “TWC 2006 Plan”) provides for the issuance of up to 100 million shares of TWC Class A common stock to directors, employees and certain non-employee advisors of TWC. Stock options have been granted under the TWC 2006 Plan with exercise prices equal to the fair market value of TWC Class A common stock at the date of grant. Generally, the TWC stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain TWC stock option awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit pension plans or a voluntary termination of employment after reaching a specified age and years of service.

Pursuant to the TWC 2006 Plan, TWC also granted RSU awards, which generally vest over a four-year period from the date of grant. TWC RSU awards provide for accelerated vesting upon a termination of employment after reaching a specified age and years of service. Shares of TWC Class A common stock will generally be issued in connection with the vesting of an RSU. RSUs awarded to non-employee directors of TWC are not subject to vesting restrictions and the shares underlying the RSUs will be issued in connection with the director’s termination of service as a director of TWC.

Upon the exercise of a TWC stock option award or the vesting of a TWC RSU award, shares of TWC Class A common stock are issued from authorized but unissued shares.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Expected volatility	30.0%	24.1%
Expected term to exercise from grant date	6.51 years	6.58 years
Risk-free rate	3.2%	4.7%
Expected dividend yield	0.0%	0.0%

The following table summarizes information about TWC stock options outstanding as of December 31, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
	(thousands)		(in years)	(thousands)

Outstanding as of December 31, 2007	2,810	$36.98
Granted	4,922	27.46
Forfeited	(351)	33.12

Outstanding as of December 31, 2008	7,381	30.81	8.81	$99

Exercisable as of December 31, 2008	710	36.80	7.74	—

As of December 31, 2008, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of TWC stock options vested and expected to vest approximate amounts for options outstanding. As of December 31, 2008, 79 million shares of TWC Class A common stock were available for future grants of stock options. Total unrecognized compensation cost related to unvested TWC stock option awards as of December 31, 2008, without taking into account expected forfeitures, is $43 million and is expected to be recognized over a weighted-average period between two and three years.

The weighted-average fair value of a TWC stock option granted during the year ended December 31, 2008 was $10.21 ($6.33, net of tax). The weighted-average fair value of a TWC stock option granted during the year ended December 31, 2007 was $13.30 ($8.25, net of tax). No TWC stock options were exercised during the years ended December 31, 2008 and 2007.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TWC Restricted Stock Units

The following table summarizes information about unvested TWC RSU awards as of December 31, 2008:

		Weighted-
		Average
	Number of	Grant Date
	Units	Fair Value
	(thousands)

Unvested as of December 31, 2007	2,103	$36.98
Granted	2,980	27.45
Vested	(126)	32.94
Forfeited	(268)	32.81

Unvested as of December 31, 2008	4,689	31.26

As of December 31, 2008, the intrinsic value of unvested TWC RSU awards was $101 million. Total unrecognized compensation cost related to unvested TWC RSU awards as of December 31, 2008, without taking into account expected forfeitures, is $82 million and is expected to be recognized over a weighted-average period between two and three years. The fair value of TWC RSU awards that vested during the year ended December 31, 2008 was $4 million. The fair value of TWC RSU awards that vested during the year ended December 31, 2007 was immaterial.

Equity-Based Compensation Expense

Compensation expense recognized for equity-based compensation plans (including the TWC 2006 Plan beginning in the second quarter of 2007), is as follows:

	Years Ended December 31,
	2008	2007	2006
	(millions)

Stock options	$141	$157	$201
Restricted stock, restricted stock units and performance share units	149	129	62

Total impact on Operating Income	$290	$286	$263

Tax benefit recognized	$105	$104	$98

11.	BENEFIT PLANS

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

participation in the plans. Time Warner uses a December 31 measurement date for its plans. A summary of activity for substantially all of Time Warner’s domestic and international defined benefit pension plans is as follows:

Benefit Obligation — Defined Benefit Plans

	Domestic		International
	December 31,		December 31,
	2008	2007	2008	2007
	(millions)		(millions)

Change in benefit obligation
Projected benefit obligation, beginning of year	$3,544	$3,242	$945	$861
Service cost	176	156	24	24
Interest cost	220	203	51	45
Plan participants’ contribution	2	2	—	—
Actuarial (gain)/loss	(108)	43	(175)	(30)
Benefits paid	(136)	(125)	(18)	(13)
Plan amendments(a)	(33)	3	—	—
Settlements	—	—	—	(1)
Remeasurement impact of the Adelphia/Comcast Transactions(b)	—	18	—	—
Net periodic benefit costs from discontinued operations	—	2	—	—
Foreign currency exchange rates	—	—	(204)	59

Projected benefit obligation, end of year	$3,665	$3,544	$623	$945

Accumulated benefit obligation, end of year	$3,267	$3,086	$557	$843

(a)	Effective July 1, 2008, the Time Warner Pension Plan was amended to change the plan’s benefit payment formula from a monthly annuity based payment formula to a fixed lump-sum payment formula.
(b)	On August 1, 2007, the former employees of Adelphia and Comcast who became employees of TWC became eligible to participate in the TWC pension plans, which resulted in a remeasurement of those plans as of that date.

Plan Assets — Defined Benefit Plans

	Domestic		International
	December 31,		December 31,
	2008	2007	2008	2007
	(millions)		(millions)

Change in plan assets
Fair value of plan assets, beginning of year	$3,355	$3,270	$1,048	$907
Actual return on plan assets	(1,201)	192	(191)	72
Employer contributions	797	18	30	20
Benefits paid	(136)	(125)	(18)	(13)
Settlements	—	—	—	(1)
Foreign currency exchange rates	—	—	(223)	63

Fair value of plan assets, end of year	$2,815	$3,355	$646	$1,048

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Funded Status

	Domestic		International
	December 31,		December 31,
	2008	2007	2008	2007
	(millions)		(millions)

Fair value of plan assets	$2,815	$3,355	$646	$1,048
Projected benefit obligation	3,665	3,544	623	945

Funded status, amount recognized	$(850)	$(189)	$23	$103

Amounts recognized in the consolidated balance sheet consisted of:

	Domestic		International
	December 31,		December 31,
	2008	2007	2008	2007
	(millions)		(millions)

Noncurrent asset	$—	$154	$46	$128
Current liability	(38)	(20)	(1)	(1)
Noncurrent liability	(812)	(323)	(22)	(24)

	$(850)	$(189)	$23	$103

Accumulated other comprehensive income:
Net actuarial loss	$2,047	$714	$117	$74
Prior service (credit)/cost	(15)	22	—	—

	$2,032	$736	$117	$74

Included in the change in benefit obligation table above are the following projected benefit obligations, accumulated benefit obligations, and fair value of plan assets at the end of the year for the funded and unfunded defined benefit pension plans (in millions):

	Domestic		Domestic
	Funded Plans		Unfunded Plan
	December 31,		December 31,
	2008	2007	2008	2007

Projected benefit obligation	$3,307	$3,201	$358	$343
Accumulated benefit obligation	2,883	2,715	384	371
Fair value of plan assets	2,815	3,355	—	—

	International		International
	Funded Plans		Unfunded Plan
	December 31,		December 31,
	2008	2007	2008	2007

Projected benefit obligation	$601	$920	$22	$25
Accumulated benefit obligation	538	821	19	22
Fair value of plan assets	646	1,048	—	—

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of Net Periodic Benefit Costs from Continuing Operations

	Domestic			International
	December 31,			December 31,
	2008	2007	2006	2008	2007	2006
	(millions)			(millions)

Service cost	$176	$156	$150	$24	$24	$23
Interest cost	220	203	184	51	45	37
Expected return on plan assets	(278)	(258)	(226)	(71)	(64)	(52)
Amortization of prior service cost	5	3	4	—	—	—
Amortization of net loss	37	29	73	—	4	8

Net periodic benefit costs	$160	$133	$185	$4	$9	$16

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 are as follows:

	Domestic	International
	(millions)

Actuarial loss	$179	$7

In addition, certain domestic employees of the Company participate in multi-employer pension plans, not included in the net periodic costs above, for which the expense was $66 million in 2008, $75 million in 2007 and $75 million in 2006.

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Domestic			International
	2008	2007	2006	2008	2007	2006

Discount rate	6.12%	6.00%	6.00%	6.45%	5.92%	5.15%
Rate of compensation increase	4.31%	4.49%	4.49%	4.87%	4.88%	4.70%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Domestic				International
	2008	2007		2006	2008	2007	2006

Discount rate	6.00%	6.00	%(a)	5.75%	5.92%	5.15%	4.90%
Expected long-term return on plan assets	8.00%	8.00%		8.00%	7.34%	6.85%	6.90%
Rate of compensation increase	4.49%	4.49%		4.50%	4.88%	4.70%	4.60%

(a)	Due to the Adelphia/Comcast Transactions, the TWC pension plans were remeasured on August 1, 2007 using a discount rate of 6.25%.

For domestic plans, the discount rate for the plan years ended December 31, 2007 and 2006 was determined by comparison against the Moody’s Aa Corporate Index rate, adjusted for coupon frequency and duration of the obligation, consistent with prior periods. The resulting discount rate was supported by periodic matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds. Effective for the plan year ending on December 31, 2008, the Company refined the discount rate determination process to rely on the matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds, without comparison against the Moody’s Aa Corporate Index rate. A decrease in the discount rate of 25 basis points, from 6.00% to 5.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s domestic pension expense of approximately $30 million in 2008. The discount rate for international plans was determined by comparison against country-specific Aa Corporate Indices, adjusted for duration of the obligation.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition, past average rate of earnings and discussions with portfolio managers. The expected long-term rate of return for domestic plans is based on an asset allocation assumption of 75% equity securities and 25% fixed-income securities. A decrease in the expected long-term rate of return of 25 basis points, from 8.00% to 7.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s domestic pension expense of approximately $9 million in 2008. A similar approach has been utilized in selecting the expected long-term rate of return for plans covering international employees.

Plan Assets

Time Warner’s pension plans’ weighted-average asset allocations at December 31, 2008 and 2007, by asset category, are as follows:

	Domestic		International
	2008	2007	2008	2007

Equity securities	56%	74%	62%	66%
Fixed-income securities	24%	21%	37%	32%
Cash and cash equivalents	18%	4%	1%	2%
Other investments	2%	1%	—	—

Total	100%	100%	100%	100%

The Company’s investment policy for its domestic pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels.

The Company’s current long-term broad strategic targets are to have a pension-assets portfolio comprised of 75% equity securities and 25% fixed-income securities, both within a target range of +/− five percentage points. The actual asset allocation as of December 31, 2008 differs from the broad long-term strategic target allocation primarily due to contributions made in late 2008 that will be invested in 2009. Given the volatility in the equity markets in late 2008, several equity asset managers held significant positions in cash equivalents at December 31, 2008. Within equity securities, the Company’s objective is to achieve asset diversity in order to increase return and reduce volatility. The Company has asset-allocation policy target ranges for growth and value U.S. equity securities; large, mid, and small capitalization U.S. equity securities; international equity securities; and alternative investments. The Company’s fixed-income securities are investment-grade in aggregate. A portion of the fixed income allocation is reserved in short-term cash investments to provide for expected pension benefits to be paid in the short term.

The Company continuously monitors the performance of the overall pension-assets portfolio, asset-allocation policies, and the performance of individual pension-asset managers and makes adjustments and changes, as required. Every five years, or more frequently if appropriate, the Company conducts a broad strategic review of its portfolio construction and asset-allocation policies. The Company does not manage any assets internally, does not have any passive investments in index funds, and does not directly utilize futures, options, or other derivative instruments or hedging with regards to the pension plan; however, the investment mandate of some pension asset-managers allows the use of derivatives as components of their standard portfolio-management strategies.

The domestic pension plans’ assets include 4.4 million shares of Time Warner common stock in the amount of $45 million (2% of total plan assets) at December 31, 2008 and 4.4 million shares in the amount of $73 million (2% of total plan assets) at December 31, 2007.

Expected cash flows

After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. At December 31, 2008, there were no minimum required contributions for domestic

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

funded plans. The Company made $775 million of discretionary cash contributions to its funded domestic defined benefit pension plans during the year ended December 31, 2008 and, subject to market conditions and other considerations, TWC expects to make discretionary cash contributions of at least $150 million to its defined benefit pension plans during 2009. For domestic unfunded plans, contributions will continue to be made to the extent benefits are paid. Expected benefit payments for domestic unfunded plans for 2009 are approximately $38 million. In addition, the Company anticipates making an additional $20 million discretionary contribution to its international plans in the fourth quarter of 2009.

Information about the expected benefit payments for the Company’s defined benefit plans, including unfunded plans previously noted, related to continuing operations is as follows (millions):

	Domestic	International

Expected benefit payments:
2009	$167	$15
2010	169	16
2011	178	18
2012	195	19
2013	210	21
2014 — 2018	1,283	140

Defined Contribution Plans

Time Warner has certain domestic and international defined contribution plans, including savings and profit sharing plans, for which the expense amounted to $183 million in 2008, $184 million in 2007 and $161 million in 2006. The Company’s contributions to the savings plans are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

Other Postretirement Benefit Plans

Time Warner also sponsors several unfunded domestic postretirement benefit plans covering certain retirees and their dependents. A summary for substantially all of Time Warner’s domestic postretirement benefit plans is as follows:

	Domestic
	December 31,
	2008	2007
	(millions)

Benefit obligation, end of year	$176	$177
Fair value of plan assets, end of year	—	—

Funded status, amount recognized	(176)	(177)
Amount recognized in accumulated other comprehensive income	(7)	(4)

	Domestic
	December 31,
	2008	2007	2006
	(millions)

Net periodic benefit costs	$14	$14	$16

12.	MERGER, RESTRUCTURING AND SHUTDOWN COSTS

Time Warner has generally treated merger costs relating to business acquisitions as additional purchase price paid. However, certain merger costs do not meet the criteria for capitalization and are expensed as incurred as they either relate to the operations of the acquirer or otherwise do not qualify as a liability or cost assumed in an

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

acquisition. In addition, the Company has incurred restructuring and shutdown costs unrelated to business acquisitions, which are expensed as incurred.

Merger Costs Capitalized as a Cost of Acquisition

During 2007, the Company completed the purchase of TT Games, a U.K.-based developer and publisher of video games. In connection with the 2007 acquisition, the Company incurred approximately $3 million in capitalizable merger costs, all of which was paid in 2008.

During 2006, the Company acquired from Liberty the remaining 50% interest in Court TV (subsequently rebranded to truTV) that it did not already own. In connection with the 2006 acquisition of the additional Court TV interest, the Company incurred approximately $58 million in capitalizable merger costs (of which $6 million was incurred during the year ended December 31, 2007, as other exit costs were higher than originally estimated). These costs included approximately $36 million related to employee termination costs and approximately $22 million for various exit costs, including lease terminations. Employee termination costs ranged from senior executive to line personnel. Payments of $45 million have been made against this accrual as of December 31, 2008.

As of December 31, 2008, there is also a remaining liability of approximately $14 million related to the AOL-Historic TW merger. Such costs primarily relate to lease terminations and will be paid out over the next five years.

As of December 31, 2008, of the remaining liability of $27 million, $5 million was classified as a current liability, with the remaining $22 million classified as a long-term liability in the consolidated balance sheet. Amounts classified as long-term, primarily related to lease exit costs, are expected to be paid through 2014.

Merger, Restructuring and Shutdown Costs Expensed

Merger, restructuring and shutdown costs expensed as incurred by segment for the years ended 2008, 2007 and 2006 are as follows (millions):

	Years Ended December 31,
	2008	2007	2006

AOL	$17	$125	$222
Cable	15	23	56
Filmed Entertainment	142	—	5
Networks	(3)	37	114
Publishing	176	67	45
Corporate	12	10	5
Eliminations(a)	—	—	(47)

Merger, restructuring and shutdown costs	$359	$262	$400

(a)	The shutdown costs at the Networks segment of $114 million for the year ended December 31, 2006 include costs related to terminating intercompany programming arrangements with other Time Warner divisions, of which $47 million has been eliminated in consolidation, resulting in a net pretax charge of $67 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Merger, restructuring and shutdown costs that were expensed as incurred for the years ended 2008, 2007 and 2006 are as follows (millions):

	Years Ended December 31,
	2008	2007	2006

Adelphia/Comcast Transactions merger-related costs	$—	$10	$38
2008 restructuring and shutdown costs	354	—	—
2007 restructuring and shutdown costs	6	220	—
2006 and prior restructuring and shutdown costs	(1)	32	362

Merger, restructuring and shutdown costs expensed as incurred	$359	$262	$400

2008 Restructuring and Shutdown Activity

For the year ended December 31, 2008, the Company incurred $354 million in restructuring costs primarily related to various employee terminations and other exit activities, including $8 million at the AOL segment, $17 million at the Cable segment, $142 million at the Filmed Entertainment segment, $176 million at the Publishing segment, and $11 million at Corporate. Employee termination costs occurred across each of the segments and ranged from senior executive to line personnel.

2007 Restructuring and Shutdown Activity

For the year ended December 31, 2007, the Company incurred $220 million in restructuring costs primarily related to various employee terminations and other exit activities, including $93 million at the AOL segment, $13 million at the Cable segment, $37 million at the Networks segment, $67 million at the Publishing segment, which includes $10 million of shutdown costs related to the shutdown of LIFE and Business 2.0 magazines, and $10 million at Corporate. Employee termination costs occurred across each of the segments and ranged from senior executive to line personnel including severance related to senior management changes at HBO.

In addition, during the year ended December 31, 2008, the Company incurred $5 million at the AOL segment and $4 million at Corporate related to 2007 restructuring initiatives. The Company also reversed a $3 million charge at the Networks segment as a result of changes in estimates of previously established restructuring accruals.

2006 and Prior Restructuring and Shutdown Activity

For the year ended December 31, 2006, the Company incurred $356 million in restructuring costs related to various employee terminations and other exit activities, including $221 million at the AOL segment, $18 million at the Cable segment, shutdown costs of $114 million at the Networks segment (of which $47 million has been eliminated in consolidation), $45 million at the Publishing segment and $5 million at the Corporate segment. Included in the restructuring costs for AOL was the writedown of certain assets, including prepaid marketing materials and certain contract terminations, of approximately $34 million. The shutdown costs related to the Networks segment includes the termination of The WB Network’s intercompany programming arrangements with other Time Warner divisions, resulting in a net pretax charge of $67 million for the year ended December 31, 2006. Employee termination costs occurred across each of the segments and ranged from senior executives to line personnel. The Company also expensed an additional $6 million as a result of changes in estimates of previously established restructuring accruals.

In addition, during the year ended December 31, 2008, the Company incurred $4 million at the AOL segment related to 2006 and prior restructuring initiatives. The Company also reversed a $2 million charge at the Cable segment and $3 million at Corporate as a result of changes in estimates of previously established restructuring accruals. During the year ended December 31, 2007, the Company incurred $32 million at the AOL segment related to 2006 and prior restructuring initiatives.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Selected Information

Selected information relating to the Merger, Restructuring and Shutdown Costs is as follows (millions):

	Employee	Other
	Termination	Exit Costs	Total

Liability as of December 31, 2005	$108	$22	$130

Net accruals	213	187	400
Noncash reductions(a)	(9)	—	(9)
Noncash charges(b)	—	(34)	(34)
Cash paid	(150)	(123)	(273)

Remaining liability as of December 31, 2006	162	52	214
Net accruals	238	24	262
Cash paid	(237)	(45)	(282)

Remaining liability as of December 31, 2007	163	31	194
Net accruals	270	89	359
Noncash reductions(a)	(1)	—	(1)
Noncash charges(b)	—	(17)	(17)
Cash paid	(221)	(17)	(238)

Remaining liability as of December 31, 2008	$211	$86	$297

(a)	Noncash reductions relate to the reversal of severance accruals related to former employees.
(b)	Noncash charges relate to the write down of certain assets, including fixed assets, prepaid marketing materials and certain contract terminations.

As of December 31, 2008, of the remaining liability of $297 million, $203 million was classified as a current liability, with the remaining $94 million classified as a long-term liability in the consolidated balance sheet. Amounts classified as long-term are expected to be paid through 2017.

13.	DERIVATIVE INSTRUMENTS

Time Warner uses derivative instruments, principally forward contracts, to manage the risk associated with movements in foreign currency exchange rates. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions. Netting provisions are provided for in existing International Swap and Derivative Association Inc. agreements in situations where the Company executes multiple contracts with the same counterparty. The following is a summary of Time Warner’s foreign currency risk management strategies and the effect of these strategies on Time Warner’s consolidated financial statements.

Foreign Currency Risk Management

Foreign exchange derivative contracts are used by Time Warner primarily to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The Company uses derivative instruments to hedge various foreign exchange exposures, including the following: (i) variability in foreign-currency-denominated cash flows, such as the hedges of unremitted or forecasted royalty and license fees to be received from the sale, or anticipated sale of U.S. copyrighted products abroad (i.e., cash flow hedges) and (ii) currency risk associated with foreign-currency-denominated operating assets and liabilities (i.e., fair value hedges). From time to time, the Company may also enter into derivative contracts that economically hedge certain of its foreign currency risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under FAS 133. These economic hedges are used primarily to offset the change in certain foreign currency denominated long-term receivables and certain foreign currency denominated debt due to changes in the underlying foreign exchange rates. At December 31, 2008, Time Warner recorded an asset of $26 million for net gains on derivative contracts used for

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

economic hedges. Changes in fair value of derivative contracts used for economic hedging are recorded in operating income or non-operating income depending on the item that is being economically hedged.

As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the calendar year. This process generally coincides with the Company’s annual strategic planning period. Additionally, as transactions arise (or are planned) during the year that are exposed to foreign currency risk, and are unhedged at the time, the Company enters into derivative instruments, primarily foreign currency forward contracts, to mitigate the exposure presented by such transactions. Time Warner uses foreign exchange contracts that generally have maturities of three to eighteen months providing continuing coverage throughout the hedging period. In the aggregate, the derivative instruments and hedging activities are not material to the Company. For the years ended December 31, 2008, 2007 and 2006, Time Warner realized net gains (losses) of $32 million, $7 million and ($87) million, respectively, upon the de-designation or settlement of foreign exchange contracts used in hedging relationships, including economic hedges. Such amounts were largely offset by corresponding gains or losses from the respective transaction that was hedged and are generally recognized in income in the same period that the hedged item or transaction affects income, which may be a future period. Gains and losses from the ineffectiveness of hedging relationships, including ineffectiveness as a result of the discontinuation of cash flow hedges for which it was probable that the originally forecasted transaction would no longer occur, was not material for any period.

At December 31, 2008, Time Warner has an $89 million liability for the fair value of derivative contracts used in cash flow hedges. At December 31, 2008, deferred losses of $119 million related to such cash flow hedges, which exclude forward points on such derivative contracts, have been recorded in accumulated other comprehensive income in the consolidated statement of shareholder’s equity. Such deferred losses are expected to be recognized in earnings at the same time the hedged item affects earnings.

At December 31, 2008, Time Warner recorded an asset of $2 million for net gains on foreign currency derivatives used in fair value hedges of foreign-currency-denominated operating assets and liabilities. For such hedges, gains or losses resulting from recording the derivative instrument at fair value are recorded in the consolidated statement of operations as an offset to the change in the fair value of the foreign currency component of the related foreign-currency-denominated assets, liabilities or firm commitment and are reported as a component of operating income in the same period that the hedged item is recognized in income.

At December 31, 2008, the Company had contracts outstanding for the sale of $1.900 billion and the purchase of $2.330 billion of foreign currencies, principally consisting of the British Pound, Euro and Canadian Dollar.

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

Information as to the operations of Time Warner in each of its reportable segments is set forth below based on the nature of the products and services offered. Time Warner evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before depreciation of tangible assets and amortization of intangible assets (“Operating Income (Loss) before Depreciation and Amortization”). Additionally, the Company has provided a summary of Operating Income by segment.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2008
	Subscription	Advertising	Content	Other	Total
	(millions)

Revenues
AOL	$1,929	$2,096	$—	$140	$4,165
Cable	16,302	898	—	—	17,200
Filmed Entertainment	39	88	11,030	241	11,398
Networks	6,835	3,359	900	60	11,154
Publishing	1,523	2,419	63	603	4,608
Intersegment elimination	(842)	(118)	(561)	(20)	(1,541)

Total revenues	$25,786	$8,742	$11,432	$1,024	$46,984

	Year Ended December 31, 2007
	Subscription	Advertising	Content	Other	Total
	(millions)

Revenues
AOL	$2,788	$2,231	$—	$162	$5,181
Cable	15,088	867	—	—	15,955
Filmed Entertainment	30	48	11,355	249	11,682
Networks	6,258	3,058	909	45	10,270
Publishing	1,551	2,698	53	653	4,955
Intersegment elimination	(811)	(103)	(609)	(38)	(1,561)

Total revenues	$24,904	$8,799	$11,708	$1,071	$46,482

	Year Ended December 31, 2006
	Subscription	Advertising	Content	Other	Total
	(millions)

Revenues
AOL	$5,784	$1,886	$—	$116	$7,786
Cable	11,103	664	—	—	11,767
Filmed Entertainment	14	23	10,314	274	10,625
Networks	5,868	3,163	1,024	58	10,113
Publishing	1,564	2,663	50	675	4,952
Intersegment elimination	(682)	(116)	(718)	(37)	(1,553)

Total revenues	$23,651	$8,283	$10,670	$1,086	$43,690

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Years Ended December 31,
	2008	2007	2006
	(millions)

Intersegment Revenues
AOL	$10	$20	$48
Cable	12	15	29
Filmed Entertainment	544	583	688
Networks	946	916	738
Publishing	29	27	50

Total intersegment revenues	$1,541	$1,561	$1,553

	Years Ended December 31,
	2008	2007	2006
	(millions)

Operating Income (Loss) before Depreciation and Amortization
AOL(a)	$(671)	$2,517	$2,528
Cable(b)	(8,694)	5,742	4,229
Filmed Entertainment	1,228	1,215	1,136
Networks(c)	3,487	3,336	3,013
Publishing(d)	(6,416)	1,104	1,057
Corporate(e)	(336)	(550)	(1,096)
Intersegment eliminations	35	(3)	(14)

Total Operating Income (Loss) before Depreciation and Amortization	$(11,367)	$13,361	$10,853

(a)	For year ended December 31, 2008, includes a $2.207 billion noncash impairment to reduce the carrying value of goodwill and a $22 million noncash impairment related to asset writedowns in connection with facility consolidations. For the year ended December 31, 2007, includes a net pretax gain of $668 million on the sale of AOL’s German access business, a net $1 million reduction to the gain on the sale of AOL’s U.K. access business, a $16 million gain related to the sale of a building and a $2 million noncash asset impairment. For the year ended December 31, 2006, includes a $769 million gain on the sales of AOL’s U.K. and French access businesses, a $13 million noncash asset impairment and a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of Netscape Security Solutions (“NSS”).
(b)	For year ended December 31, 2008, includes a $14.822 billion noncash impairment of cable franchise rights, a $45 million noncash impairment of certain non-core cable systems and a $13 million loss on the sale of these non-core cable systems.
(c)	For the year ended December 31, 2008 includes an $18 million noncash impairment of GameTap, an online video game business, as well as a $3 million loss on the sale of GameTap. For the year ended December 31, 2007, includes a $34 million noncash impairment of the Court TV tradename as a result of rebranding the Court TV network name to truTV. For the year ended December 31, 2006, includes a $200 million noncash impairment related to the reduction of the carrying value of The WB Network’s goodwill.
(d)	For the year ended December 31, 2008, includes a $7.139 billion noncash impairment to reduce the carrying value of goodwill and intangible assets, a $30 million noncash asset impairment related to a sub-lease with a tenant that filed for bankruptcy in September 2008, a $21 million noncash impairment of Southern Living At Home, which is held for sale, and a $5 million noncash impairment related to certain other asset write-offs. For the year ended December 31, 2007, includes a $6 million gain on the sale of four non-strategic magazine titles.
(e)	For the year ended December 31, 2008, includes $21 million in net expenses related to securities litigation and government investigations. For the year ended December 31, 2007, includes $153 million in legal reserves related to securities litigation and $18 million in net expenses related to securities litigation and government investigations. For the year ended December 31, 2006, includes $650 million in legal reserves related to securities litigation and government investigations, $55 million in net expenses related to securities litigation and government investigations and a $20 million gain on the sale of two aircraft.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
	2008	2007	2006
	(millions)

Depreciation of Property, Plant and Equipment
AOL	$(310)	$(408)	$(501)
Cable	(2,826)	(2,704)	(1,883)
Filmed Entertainment	(167)	(153)	(139)
Networks	(326)	(303)	(280)
Publishing	(133)	(126)	(112)
Corporate	(44)	(44)	(48)

Total depreciation of property, plant and equipment	$(3,806)	$(3,738)	$(2,963)

	Years Ended December 31,
	2008	2007	2006
	(millions)

Amortization of Intangible Assets
AOL	$(166)	$(96)	$(133)
Cable	(262)	(272)	(167)
Filmed Entertainment	(238)	(217)	(213)
Networks	(43)	(18)	(10)
Publishing	(75)	(71)	(64)

Total amortization of intangible assets	$(784)	$(674)	$(587)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
	2008	2007	2006
	(millions)

Operating Income (Loss)
AOL(a)	$(1,147)	$2,013	$1,894
Cable(b)	(11,782)	2,766	2,179
Filmed Entertainment	823	845	784
Networks(c)	3,118	3,015	2,723
Publishing(d)	(6,624)	907	881
Corporate(e)	(380)	(594)	(1,144)
Intersegment eliminations	35	(3)	(14)

Total operating income (loss)	$(15,957)	$8,949	$7,303

(a)	For the year ended December 31, 2008, includes a $2.207 billion noncash impairment to reduce the carrying value of goodwill and a $22 million noncash impairment related to asset writedowns in connection with facility consolidations. For the year ended December 31, 2007, includes a net pretax gain of $668 million on the sale of AOL’s German access business, a net $1 million reduction to the gain on the sale of AOL’s U.K. access business, a $16 million gain related to the sale of a building and a $2 million noncash asset impairment. For the year ended December 31, 2006, includes a $769 million gain on the sales of AOL’s U.K. and French access businesses, a $13 million noncash asset impairment and a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS.
(b)	For the year ended December 31, 2008, includes a $14.822 billion noncash impairment of cable franchise rights, a $45 million noncash impairment of certain non-core cable systems and a $13 million loss on the sale of these non-core cable systems.
(c)	For the year ended December 31, 2008, includes an $18 million noncash impairment of GameTap, an online video game business, as well as a $3 million loss on the sale of GameTap. For the year ended December 31, 2007, includes a $34 million noncash impairment of the Court TV tradename as a result of rebranding the Court TV network name to truTV. For the year ended December 31, 2006, includes a $200 million noncash impairment related to the reduction of the carrying value of The WB Network’s goodwill.
(d)	For the year ended December 31, 2008, includes a $7.139 billion noncash impairment to reduce the carrying value of goodwill and intangible assets, a $30 million noncash asset impairment related to the sub-lease with a tenant that filed for bankruptcy in September 2008, a $21 million noncash impairment of Southern Living At Home, which is held for sale, and a $5 million noncash impairment related to certain other asset write-offs. For the year ended December 31, 2007, includes a $6 million gain on the sale of four non-strategic magazine titles.
(e)	For the year ended December 31, 2008, includes $21 million in net expenses related to securities litigation and government investigations. For the year ended December 31, 2007, includes $153 million in legal reserves related to securities litigation and $18 million in net expenses related to securities litigation and government investigations. For the year ended December 31, 2006, includes $650 million in legal reserves related to securities litigation and government investigations, $55 million in net expenses related to securities litigation and government investigations and a $20 million gain on the sale of two aircraft.

A summary of total assets by operating segment is set forth below (millions):

	December 31,	December 31,
	2008	2007

Assets
AOL	$4,075	$5,903
Cable	47,885	56,597
Filmed Entertainment	17,080	18,619
Networks	36,097	35,556
Publishing	6,778	14,732
Corporate	1,981	2,423

Total assets	$113,896	$133,830

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
	2008	2007	2006
	(millions)

Capital Expenditures and Product Development Costs
AOL	$171	$281	$383
Cable	3,522	3,433	2,718
Filmed Entertainment	228	208	168
Networks	351	347	331
Publishing	90	158	467
Corporate	15	3	9

Total capital expenditures and product development costs	$4,377	$4,430	$4,076

Assets located outside the United States, which represent approximately 4% of total assets, are not material. Revenues in different geographical areas are as follows:

	Years Ended December 31,
	2008	2007	2006
	(millions)

Revenues(a)
United States	$38,808	$38,256	$35,070
United Kingdom	2,067	2,071	2,606
Germany	646	798	1,169
Canada	645	668	610
France	622	637	834
Japan	445	525	507
Other international	3,751	3,527	2,894

Total revenues	$46,984	$46,482	$43,690

(a)	Revenues are attributed to countries based on location of customer.

15.	COMMITMENTS AND CONTINGENCIES

Commitments

Time Warner’s total net rent expense from continuing operations amounted to $650 million in 2008, $688 million in 2007 and $682 million in 2006. The Company has long-term noncancelable lease commitments for office space, studio facilities and operating equipment in various locations around the world. The minimum rental commitments under noncancelable long-term operating leases during the next five years are as follows (millions):

2009	$674
2010	574
2011	526
2012	470
2013	443
Thereafter	1,823

Total	$4,510

Additionally, Time Warner recognized sublease income of $61 million for 2008, $37 million for 2007 and $35 million for 2006. As of December 31, 2008, the Company has future sublease income commitments of $301 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Time Warner also has commitments under certain programming, network licensing, artist, franchise and other agreements aggregating $33.331 billion at December 31, 2008, which are payable principally over a ten-year period, as follows (millions):

2009	$8,681
2010-2011	11,706
2012-2013	7,554
Thereafter	5,390

Total	$33,331

The Company also has certain contractual arrangements that would require it to make payments or provide funding if certain circumstances occur (“contingent commitments”). Contingent commitments include contingent consideration to be paid in connection with acquisitions and put/call arrangements on certain investment transactions, which could require the Company to make payments to acquire certain assets or ownership interests.

The following table summarizes separately the Company’s contingent commitments at December 31, 2008. For put/call options where payment obligations are outside the control of the Company, the timing of amounts presented in the table represents the earliest period in which payment could be made. For other contingent commitments, the timing of amounts presented in the table represents when the maximum contingent commitment will expire, but does not mean that the Company expects to incur an obligation to make any payments within that time period.

	Total
Nature of Contingent Commitments	Commitments	2009	2010-2011	2012-2013	Thereafter

Guarantees(a)	$1,462	$74	$90	$89	$1,209
Letters of credit and other contingent commitments	1,054	396	29	161	468

Total contingent commitments	$2,516	$470	$119	$250	$1,677

(a)	Amounts primarily reflect the Six Flags Guarantee discussed below.

The following is a description of the Company’s contingent commitments at December 31, 2008:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by (a) entities formerly owned by the Company including the arrangement described below and (b) ventures in which the Company is or was a venture partner.

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (“Six Flags Georgia” and “Six Flags Texas,” respectively, and, collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and TWE, a subsidiary of TWC) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including the following (the “Guaranteed Obligations”): (a) making a minimum annual distribution to the limited partners of the Partnerships (the minimum was approximately $61 million in 2008 and is subject to annual cost of living adjustments); (b) making a minimum amount of capital expenditures each year (an amount approximating 6% of the Parks’ annual revenues); (c) offering each year to purchase 5% of the limited partnership units of the Partnerships (plus any such units not purchased pursuant to such offer in any prior year) based on an aggregate price for all limited partnership units at the higher of (i) $250 million in the case of Six Flags Georgia and $374.8 million in the case of Six Flags Texas (the “Base Valuations”) and (ii) a weighted average multiple of EBITDA for the respective Park over the previous four-year period (the “Cumulative LP Unit Purchase Obligation”); (d) making annual ground lease payments; and (e) either (i) purchasing all of the outstanding limited partnership units through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of each of the Partnerships in 2027 (Six Flags Georgia) and 2028 (Six Flags Texas) (the “End of Term Purchase”) or (ii) causing each of the Partnerships

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to have no indebtedness and to meet certain other financial tests as of the end of the term of the Partnership. The aggregate amount payable in connection with an End of Term Purchase option on either Park will be the Base Valuation applicable to such Park, adjusted for changes in the consumer price index from December 1996, in the case of Six Flags Georgia, and December 1997, in the case of Six Flags Texas, through December of the year immediately preceding the year in which the End of Term Purchase occurs, in each case, reduced ratably to reflect limited partnership units previously purchased.

In connection with the Company’s 1998 sale of Six Flags Entertainment Corporation (which held the controlling interests in the Parks) to Six Flags, Inc. (formerly Premier Parks Inc.) (“Six Flags”), Six Flags and Historic TW entered into a Subordinated Indemnity Agreement pursuant to which Six Flags agreed to guarantee the performance of the Guaranteed Obligations when due and to indemnify Historic TW, among others, in the event that the Guaranteed Obligations are not performed and the Six Flags Guarantee is called upon. In the event of a default of Six Flags’ obligations under the Subordinated Indemnity Agreement, the Subordinated Indemnity Agreement and related agreements provide, among other things, that Historic TW has the right to acquire control of the managing partner of the Parks. Six Flags’ obligations to Historic TW are further secured by its interest in all limited partnership units that are held by Six Flags.

The Company has provided an inter-company indemnification arrangement to TWE in connection with TWE’s potential exposure under the Guaranteed Obligations. Pursuant to the original terms of the Six Flags Guarantee, Warner Bros. Entertainment Inc. (“WBEI”) is required to assume TWE’s rights and obligations if Historic TW does not own at least 50% of TWE. Accordingly, in connection with the separation of TWC from the Company, WBEI will assume the rights and obligations of TWE under the Six Flags Guarantee. In addition, TWE’s rights and obligations under the Subordinated Indemnity Agreement will be assigned to WBEI.

In November 2007, Moody’s Investors Service, Standard & Poor’s and Fitch Ratings downgraded their credit ratings for Six Flags. In March 2008, Moody’s Investors Service changed Six Flags’ rating outlook to negative from stable and downgraded its speculative-grade liquidity rating. In June 2008, Moody’s Investors Service and Fitch Ratings downgraded their senior unsecured credit ratings for Six Flags. In September 2008, Moody’s Investors Service downgraded Six Flags’ corporate family rating. To date, no payments have been made by the Company pursuant to the Six Flags Guarantee. In its quarterly report on Form 10-Q for the period ended September 30, 2008, Six Flags reported an estimated maximum Cumulative LP Unit Purchase Obligation for 2009 of approximately $335 million. The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term of the agreements are approximately $1.4 billion. Six Flags has also publicly disclosed that it has deposited approximately $15 million in an escrow account as a source of funds in the event Historic TW is required to fund any portion of the Guaranteed Obligations in the future.

Because the Six Flags Guarantee existed prior to the Company’s adoption of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and no modifications to the arrangements have been made since the date the guarantee came into existence, the recognition requirements of FIN 45 are not applicable to the arrangements and the Company has continued to account for the Guaranteed Obligations in accordance with FASB Statement No. 5, Accounting for Contingencies, (“FAS 5”). Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement (including the recent financial performance reported for the Parks and by Six Flags), the Company has concluded that a probable loss does not exist and, consequently, no liability for the arrangements has been recognized at December 31, 2008. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	Generally, letters of credit and surety bonds support performance and payments for a wide range of global contingent and firm obligations including insurance, litigation appeals, import of finished goods, real estate leases, cable installations and other operational needs. Other contingent commitments primarily include amounts payable representing contingent consideration on certain acquisitions, which if earned would require the Company to pay a portion or all of the contingent amount, and contingent payments for certain put/call arrangements, whereby payments could be made by the Company to acquire assets, such as a venture partner’s interest or a co-financing partner’s interest in one of the Company’s films.

•	On December 10, 2008, Time Warner (as lender) and TWC (as borrower) entered into a credit agreement for a two-year $1.535 billion senior unsecured supplemental term loan facility. TWC may borrow under the Supplemental Credit Agreement only to repay amounts outstanding at the final maturity of the 2008 Cable Bridge Facility, if any. TWC’s obligations under the Supplemental Credit Agreement are guaranteed by TWE and TW NY and any other affiliate of TWC that in the future guarantees any of TWC’s material indebtedness. As the Supplemental Credit Agreement is intercompany in nature, it is not reflected in the above table.

Except as otherwise discussed above or below, Time Warner does not guarantee the debt of any of its investments accounted for using the equity method of accounting.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Because backlog generally relates to contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is principally dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Backlog was approximately $4.1 billion and $3.7 billion at December 31, 2008 and December 31, 2007, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment in the amount of $967 million and $700 million at December 31, 2008 and December 31, 2007, respectively. The backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of the advertising spots received under such contracts to third parties.

Contingencies

Shareholder Derivative Lawsuits

During the Summer and Fall of 2002, numerous shareholder derivative lawsuits were filed in state and federal courts naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. The complaints alleged that defendants breached their fiduciary duties by, among other things, causing the Company to issue corporate statements that did not accurately represent that AOL had declining advertising revenues. Certain of these lawsuits were later dismissed, and others were eventually consolidated in their respective jurisdictions. In 2006, the parties entered into a settlement agreement to resolve all of the remaining derivative matters, and the Court granted final approval of the settlement on September 6, 2006. The court has yet to rule on plaintiffs’ petition for attorneys’ fees and expenses. At December 31, 2008, the Company’s remaining reserve related to these matters is $9 million, which approximates an expected award for plaintiffs’ attorneys’ fees.

Other Matters

Warner Bros. (South) Inc. (“WBS”), a wholly owned subsidiary of the Company, is litigating numerous tax cases in Brazil. WBS currently is the theatrical distribution licensee for Warner Bros. Entertainment Nederlands

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics and failure to accord credit to Siegel. The Company answered the complaint and filed counterclaims on November 11, 2004, to which plaintiffs replied on January 7, 2005. On April 30, 2007, the Company filed motions for partial summary judgment on various issues, including the unavailability of accounting for pre-termination and foreign works. On March 26, 2008, the court entered an order of summary judgment finding, among other things, that plaintiffs’ notices of termination were valid and that plaintiffs had thereby recaptured, as of April 16, 1999, their rights to a one-half interest in the Superman story material, as first published, but that the accounting for profits would not include profits attributable to foreign exploitation, republication of pre-termination works and trademark exploitation. On October 6, 2008, the court dismissed plaintiffs’ Lanham Act and “wasting” claims with prejudice. In orders issued on October 14, 2008, the court determined that the remaining claims in the case will be subject to phased non-jury trials. The first phase of the trial is scheduled to commence on April 21, 2009, and the second phase is scheduled to commence on June 9, 2009. The Company intends to defend against this lawsuit vigorously.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

view of the court’s July 27, 2007 reconsideration ruling. To the extent any issues remain, the Company intends to defend against this lawsuit vigorously.

On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against AOL and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On December 8, 2000, defendants filed a motion to dismiss on the ground that the plaintiffs were volunteers and not employees covered by the FLSA. On March 10, 2006, the court denied defendants’ motion to dismiss. On May 11, 2006, plaintiffs filed a motion under the FLSA asking the court to notify former community leaders nationwide about the lawsuit and allow those community leaders the opportunity to join the lawsuit. On February 21, 2008, the court granted plaintiffs’ motion to issue notice to the former community leaders nationwide, and between April and May of 2008, the parties issued that notice. The parties subsequently reached an agreement to issue supplemental notice to newly identified members as well as previously notified members of the putative class and submitted this agreement to the court for approval in August 2008. In November 2008, the court approved this agreement. In December 2008, the parties issued the supplemental notice and the members of the putative class have until February 28, 2009 to “opt-in” to the lawsuit. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case was stayed pending the outcome of the Hallissey motion to dismiss and has not yet been activated. Three related class actions have been filed in state courts in New Jersey, California and Ohio, alleging violations of the FLSA and/or the respective state laws. The New Jersey and Ohio cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. The California action was remanded to California state court, and on January 6, 2004 the court denied plaintiffs’ motion for class certification, which was affirmed by the California Court of Appeals. The Company has settled the remaining individual claims in the California action. The Company intends to defend against the remaining lawsuits vigorously.

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

On August 1, 2005, Thomas Dreiling filed a derivative suit in the U.S. District Court for the Western District of Washington against AOL and Infospace Inc. as nominal defendant. The complaint, brought in the name of Infospace by one of its shareholders, asserts violations of Section 16(b) of the Exchange Act. Plaintiff alleges that certain AOL executives and the founder of Infospace, Naveen Jain, entered into an agreement to manipulate Infospace’s stock price through the exercise of warrants that AOL had received in connection with a commercial agreement with Infospace. Because of this alleged agreement, plaintiff asserts that AOL and Mr. Jain constituted a “group” that held more than 10% of Infospace’s stock and, as a result, AOL violated the short-swing trading prohibition of Section 16(b) in connection with sales of shares received from the exercise of those warrants. The complaint seeks disgorgement of profits, interest and attorneys’ fees. On September 26, 2005, AOL filed a motion to dismiss the complaint for failure to state a claim, which was denied by the court on December 5, 2005. On October 11, 2007, the parties filed cross-motions for summary judgment. On January 3, 2008, the court granted AOL’s motion and dismissed the complaint with prejudice. On January 29, 2008, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit. Briefing on the appeal was completed in August 2008. The Company intends to defend against this lawsuit vigorously.

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

On October 20, 2005, a group of syndicate participants, including BNZ Investments Limited, filed three related actions in the High Court of New Zealand, Auckland Registry, against New Line Cinema Corporation (“NLC Corp.”), a wholly owned subsidiary of the Company, and its subsidiary, New Line Productions Inc. (“NL Productions”) (collectively, “New Line”). The complaints allege breach of contract, breach of duties of good faith and fair dealing, and other common law and statutory claims under California and New Zealand law. Plaintiffs contend, among other things, they have not received proceeds from certain financing transactions they entered into with New Line relating to three motion pictures: The Lord of the Rings: The Fellowship of the Ring; The Lord of the Rings: The Two Towers; and The Lord of the Rings: The Return of the King (collectively, the “Trilogy”). In September 2008, the parties reached an agreement in principle to settle these matters on terms that are not material to the Company, and the settlement agreement was finalized and executed on December 22, 2008.

Other matters relating to the Trilogy have also been pursued. On February 11, 2008, trustees of the Tolkien Trust and the J.R.R. Tolkien 1967 Discretionary Settlement Trust, as well as HarperCollins Publishers, Ltd. and two related publishing entities, sued NLC Corp., Katja, and other unnamed defendants in Los Angeles Superior Court. The complaint alleges that defendants breached contracts relating to the Trilogy by, among other things, failing to make full payment to plaintiffs for their participation in the Trilogy’s gross receipts. The suit also seeks declarations as to the meaning of several provisions of the relevant agreements, including a declaration that would terminate defendants’ future rights to other motion pictures based on J.R.R. Tolkien’s works, including The Hobbit. In addition, the complaint sets forth related claims of breach of fiduciary duty, fraud and for reformation, an accounting and imposition of a constructive trust. Plaintiffs seek compensatory damages in excess of $150 million,

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unspecified punitive damages, and other relief. On May 14, 2008, NLC Corp. moved to dismiss under California law certain claims in the complaint and on June 24, 2008, the court granted that motion, finding that plaintiffs had failed to state sufficient facts to support their fraud and breach of fiduciary duty claims, and granted plaintiffs leave to amend the complaint. On July 14, 2008, plaintiffs filed an amended complaint, adding a cause of action for reformation of the underlying contracts. NLC Corp. again moved to dismiss certain claims and, on September 22, 2008, the court granted that motion, dismissing the plaintiffs’ claims for reformation and punitive damages without leave to amend. On October 3, 2008, plaintiffs moved for reconsideration of that decision, and on November 20, 2008 the court denied the plaintiffs’ motion. The Company intends to defend against this lawsuit vigorously.

AOL Europe Services SARL (“AOL Luxembourg”), a wholly owned subsidiary of AOL organized under the laws of Luxembourg, has received three assessments from the French tax authorities for French value added tax (“VAT”) related to AOL Luxembourg’s subscription revenues from French subscribers. The first assessment, received on December 27, 2006, relates to revenues earned during the period from July 1, 2003 through December 31, 2003. The second assessment, received on December 5, 2007, relates to revenues earned during the period from January 1, 2004 through December 31, 2004. The third assessment was received on December 23, 2008 and relates to revenues earned during the period from January 1, 2005 through December 31, 2005. These assessments, including interest accrued through the respective assessment dates, total €147 million (approximately $207 million based on the exchange rate as of December 31, 2008). The French tax authorities allege that the French subscriber revenues are subject to French VAT, instead of Luxembourg VAT, as originally reported and paid by AOL Luxembourg. AOL Luxembourg could receive a similar assessment from the French tax authorities in the future for subscription revenues earned in 2006. The Company is currently appealing these assessments at the French VAT audit level and intends to continue to defend against these assessments vigorously.

On August 30, 2007, eight years after the case was initially filed, the Supreme Court of the Republic of Indonesia overturned the rulings of two lower courts and issued a judgment against Time Inc. Asia and six journalists in the matter of H.M. Suharto v. Time Inc. Asia et al. The underlying libel lawsuit was filed in July 1999 by the former dictator of Indonesia following the publication of TIME magazine’s May 24, 1999 cover story “Suharto Inc.” Following a trial in the Spring of 2000, a three-judge panel of an Indonesian court found in favor of Time Inc. and the journalists, and that decision was affirmed by an intermediate appellate court in March 2001. The court’s August 30, 2007 decision reversed those prior determinations and ordered defendants to, among other things, apologize for certain aspects of the May 1999 article and pay Mr. Suharto damages in the amount of one trillion rupiah (approximately $91 million based on the exchange rate as of December 31, 2008). The Company continues to defend this matter vigorously and has challenged the judgment by filing a petition for review with the Supreme Court of the Republic of Indonesia on February 21, 2008. Mr. Suharto’s heirs opposed this petition in a filing made on or about April 4, 2008. The Company does not believe it is likely that efforts to enforce such judgment within Indonesia, or in those jurisdictions outside of Indonesia in which the Company has substantial assets, would result in any material loss to the Company. Consequently, no loss has been accrued for this matter as of December 31, 2008. Moreover, the Company believes that insurance coverage is available for the judgment, were it to be sustained and, eventually, enforced.

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and TWC. The complaint, which also named as defendants several other programming content providers (collectively, the “programmer defendants”) as well as other cable and satellite providers (collectively, the “distributor defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action (the “First Amended Complaint”) that, among other things, dropped the Section 2 claims and all allegations of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

horizontal coordination. On December 21, 2007, the programmer defendants, including the Company, and the distributor defendants, including TWC, filed motions to dismiss the First Amended Complaint. On March 10, 2008, the court granted these motions, dismissing the First Amended Complaint with leave to amend. On March 20, 2008, plaintiffs filed a second amended complaint (the “Second Amended Complaint”) that modified certain aspects of the First Amended Complaint in an attempt to address the deficiencies noted by the court in its prior dismissal order. On April 22, 2008, the programmer defendants, including the Company, and the distributor defendants, including TWC, filed motions to dismiss the Second Amended Complaint, which motions were denied by the court on June 25, 2008. On July 14, 2008, the programmer defendants and the distributor defendants filed motions requesting the court to certify its June 25 order for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit, which motions were denied by the district court on August 4, 2008. On November 14, 2008, the Company was dismissed as a programmer defendant, and Turner Broadcasting System, Inc. was substituted in its place. The Company intends to defend against this lawsuit vigorously.

On April 4, 2007, the National Labor Relations Board (“NLRB”) issued a complaint against CNN America Inc. (“CNN America”) and Team Video Services, LLC (“Team Video”). This administrative proceeding relates to CNN America’s December 2003 and January 2004 terminations of its contractual relationships with Team Video, under which Team Video had provided electronic newsgathering services in Washington, DC and New York, NY. The National Association of Broadcast Employees and Technicians, under which Team Video’s employees were unionized, initially filed charges of unfair labor practices with the NLRB in February 2004, alleging that CNN America and Team Video were joint employers, that CNN America was a successor employer to Team Video, and/or that CNN America discriminated in its hiring practices to avoid becoming a successor employer or due to specific individuals’ union affiliation or activities. The NLRB investigated the charges and issued the above-noted complaint. The complaint seeks, among other things, the reinstatement of certain union members and monetary damages. A hearing in the matter before an NLRB Administrative Law Judge began on December 3, 2007 and ended on July 21, 2008. On November 19, 2008, the Administrative Law Judge issued a non-binding recommended decision finding CNN America liable. On February 17, 2009, CNN America filed exceptions to this decision with the NLRB. The Company intends to defend against this matter vigorously.

On June 6, 2005, David McDavid and certain related entities (collectively, “McDavid”) filed a complaint against Turner Broadcasting System, Inc. (“Turner”) and the Company in Georgia state court. The complaint asserted, among other things, claims for breach of contract, breach of fiduciary duty, promissory estoppel and fraud relating to an alleged oral agreement between plaintiffs and Turner for the sale of the Atlanta Hawks and Thrashers sports franchises and certain operating rights to the Philips Arena. On August 20, 2008, the court issued an order dismissing all claims against the Company. The court also dismissed certain claims against Turner for breach of an alleged oral exclusivity agreement, for promissory estoppel based on the alleged exclusivity agreement and for breach of fiduciary duty. A trial as to the remaining claims against Turner commenced on October 8, 2008 and concluded on December 2, 2008. On December 9, 2008, the jury announced its verdict in favor of McDavid on the breach of contract and promissory estoppel claims, awarding damages on those claims of $281 million and $35 million, respectively. Pursuant to the court’s direction that McDavid choose one of the two claim awards, McDavid elected the $281 million award. The jury found in favor of Turner on the two remaining claims of fraud and breach of confidential information. On January 12, 2009, Turner filed a motion to overturn the jury verdict or, in the alternative, for a new trial. The Company has established a $281 million reserve for this matter at December 31, 2008, although it intends to defend against this lawsuit vigorously.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting and with Comcast, which was a minority owner of TWC prior to the completion of the TWC Redemption on July 31, 2006. These transactions have been executed on terms comparable to those of transactions with unrelated third parties and primarily include the licensing of broadcast rights to The CW for film and television product by the Filmed Entertainment segment, the licensing of rights to carry cable television programming provided by the Networks segment, and the license of programming, primarily at TWC.

17.	ADDITIONAL FINANCIAL INFORMATION

Cash Flows

Additional financial information with respect to cash (payments) and receipts is as follows (millions):

	Years Ended December 31,
	2008	2007	2006

Cash payments made for interest	$(2,120)	$(2,352)	$(1,829)
Interest income received	117	103	135

Cash interest payments, net	$(2,003)	$(2,249)	$(1,694)

Cash payments made for income taxes	$(739)	$(667)	$(565)
Income tax refunds received	141	110	34

Cash tax payments, net	$(598)	$(557)	$(531)

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

The consolidated statement of cash flows reflects approximately $33 million of common stock repurchases that were included in other current liabilities at December 31, 2007 but for which payment was not made until 2008. Additionally, the consolidated statement of cash flows reflects approximately $120 million of common stock repurchases that were included in other current liabilities at December 31, 2006 but for which payment was not made until the first quarter of 2007.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Expense, Net

Interest expense, net, consists of (millions):

	Years Ended December 31,
	2008	2007	2006

Interest income	$213	$210	$295
Interest expense(a)	(2,463)	(2,509)	(1,969)

Total interest expense, net	$(2,250)	$(2,299)	$(1,674)

(a)	For the year ended December 31, 2008, includes $45 million of debt issuance costs, primarily related to the portion of the upfront loan fees for the 2008 Cable Bridge Facility that was expensed due to the reduction of commitments under such facility as a result of the 2008 Cable Bond Offerings.

Other Income (Loss), Net

Other income (loss), net, consists of (millions):

	Years Ended December 31,
	2008	2007	2006

Investment gains (losses), net	$(426)	$211	$1,048
Income (loss) from equity investees, net	34	(14)	109
Losses on accounts receivable securitization programs	(35)	(56)	(50)
Other, net(a)	11	4	20

Total other income (loss), net	$(416)	$145	$1,127

(a)	For the year ended December 31, 2008, includes $28 million of direct transaction costs (e.g., legal and professional fees) related to the separation of TWC.

Prepaid Expenses and Other Current Assets

The Company has historically invested a portion of its cash on hand in money market funds, including The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the morning of September 15, 2008, the Company requested a full redemption of its approximately $820 million investment in The Reserve Fund, but the redemption request was not honored. Of such investment, approximately $330 million was made by Time Warner and approximately $490 million was made by TWC. On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to an SEC order requested by The Reserve Fund so that an orderly liquidation could be effected. Through December 31, 2008, the Company has received $647 million from The Reserve Fund representing its pro rata share of partial distributions made by The Reserve Fund. The Company has not been informed as to when the remaining amount will be returned. However, the Company believes its remaining receivable is recoverable and will be distributed during 2009 as The Reserve Fund’s underlying investments mature. As a result of the status of The Reserve Fund, the Company has classified the approximately $173 million receivable from The Reserve Fund at December 31, 2008 as other current assets on the Company’s consolidated balance sheet and within investments and acquisitions, net of cash acquired, on the Company’s consolidated statement of cash flows.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Current Liabilities

Other current liabilities consist of (millions):

	December 31,	December 31,
	2008	2007

Accrued expenses	$4,182	$3,975
Accrued compensation	1,271	1,474
Accrued income taxes	157	162

Total other current liabilities, net	$5,610	$5,611

Accounts Receivable and Receivables Securitized

Accounts receivable and receivables securitized consist of (millions):

	December 31,	December 31,
	2008	2007

Securitized trade receivables	$1,984	$1,961
Receivables sold to third parties	(805)	(805)

Retained interests in securitizations	1,179	1,156
Receivables not subject to securitizations	7,375	8,550

Receivables, including retained interest in securitizations	8,554	9,706
Allowances	(2,359)	(2,410)

Current receivables, including retained interests in securitizations, net	6,195	7,296
Noncurrent receivables (included in other assets)	985	1,335

Total receivables	$7,180	$8,631

Revenues (and related receivables) from the distribution of television product are recognized when the film or series is made available to customers for exploitation. In certain circumstances, the availability dates granted to the customers may precede the date the Company, pursuant to the terms of the applicable contractual arrangements, may bill the customers for these sales. Unbilled accounts receivable, which primarily relate to the aforementioned distribution of television product, totaled $2.428 billion and $2.832 billion at December 31, 2008 and 2007, respectively. Included in the unbilled accounts receivable at December 31, 2008 was $1.518 billion to be billed in 2009.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2008 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on the specified criteria.

The Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 218 herein.

TIME WARNER INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Time Warner Inc.

We have audited the accompanying consolidated balance sheet of Time Warner Inc. (“Time Warner”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2008. Our audits also included the Supplementary Information and Financial Statement Schedule II listed in the index at Item 15(a). These financial statements, supplementary information and schedule are the responsibility of Time Warner’s management. Our responsibility is to express an opinion on these financial statements, supplementary information and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Financial Statement Schedule and Supplementary Information, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As of January 1, 2007, Time Warner adopted Emerging Issues Task Force (“EITF”) Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. As of January 1, 2008, Time Warner adopted EITF Issue 06-10, Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements, and EITF Issue No. 06-04, Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Time Warner’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
February 19, 2009

TIME WARNER INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Time Warner Inc.

We have audited Time Warner Inc.’s (“Time Warner”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Time Warner’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Time Warner’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Time Warner maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Time Warner as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2008 of Time Warner and our report dated February 19, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
February 19, 2009

TIME WARNER INC.
SELECTED FINANCIAL INFORMATION

The selected financial information set forth below for each of the three years in the period ended December 31, 2008 has been derived from and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for the years ended December 31, 2005 and December 31, 2004 have been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. Certain reclassifications have been made to conform to the 2008 presentation.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(millions, except per share amounts)

Selected Operating Statement Information:
Revenues:
Subscription	$25,786	$24,904	$23,651	$21,529	$20,966
Advertising	8,742	8,799	8,283	7,302	6,641
Content	11,432	11,708	10,670	11,977	11,816
Other	1,024	1,071	1,086	1,027	1,016

Total revenues	46,984	46,482	43,690	41,835	40,439
Operating income (loss)(a)	(15,957)	8,949	7,303	3,913	5,428
Interest expense, net	(2,250)	(2,299)	(1,674)	(1,264)	(1,532)
Other income (loss), net(b)	(416)	145	1,127	1,124	525
Income (loss) from continuing operations	(13,402)	4,051	5,073	2,508	2,802
Discontinued operations, net of tax	—	336	1,454	163	272
Cumulative effect of accounting change(c)	—	—	25	—	34

Net income (loss)	(13,402)	4,387	6,552	2,671	3,108
Per share of common stock:
Basic income (loss) per common from continuing operations	$(3.74)	$1.09	$1.21	$0.54	$0.61
Discontinued operations	—	0.09	0.35	0.03	0.06
Cumulative effect of accounting change	—	—	0.01	—	0.01

Basic net income (loss) per common share	$(3.74)	$1.18	$1.57	$0.57	$0.68
Diluted income (loss) per common share from continuing operations	$(3.74)	$1.08	$1.20	$0.53	$0.60
Discontinued operations	—	0.09	0.34	0.04	0.05
Cumulative effect of accounting change	—	—	0.01	—	0.01

Diluted net income (loss) per common share	$(3.74)	$1.17	$1.55	$0.57	$0.66
Average common shares:
Basic	3,582.6	3,718.9	4,182.5	4,648.2	4,560.2
Diluted	3,582.6	3,762.3	4,224.8	4,710.0	4,694.7

(a)	2008 includes a $9.346 billion noncash impairment to reduce the carrying value of goodwill and identifiable intangible assets, a $22 million noncash impairment related to asset writedowns in connection with facility consolidations, a $14.822 billion noncash impairment of cable franchise rights, a $45 million noncash impairment of certain non-core cable systems, a $13 million loss on the sale of these non-core cable systems, an $18 million noncash impairment of GameTap, an online video game business, a $3 million loss on the sale of GameTap, a $30 million noncash asset impairment related to the sub-lease with a tenant that filed for bankruptcy in September 2008, a $21 million noncash impairment of Southern Living At Home, which is held for sale, a $5 million noncash impairment related to certain other asset write-offs, and $21 million in net expenses related to securities litigation and government investigations. 2007 includes a net pretax gain of $668 million on the sale of AOL’s German access business, a net $1 million reduction to the gain on the sale of AOL’s U.K. access business, a $16 million gain related to the sale of a building, a $2 million noncash asset impairment, a $34 million noncash impairment of the Court TV tradename as a result of rebranding the Court TV network name to truTV, a $6 million gain on the sale of four non-strategic magazine titles, $153 million in legal reserves related to securities litigation and $18 million in net expenses related to securities litigation and government investigations. 2006 includes a $769 million gain on the sales of AOL’s U.K. and French access businesses, a $13 million noncash asset impairment related to asset writedowns and facility closures, a $2 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS, a $200 million noncash impairment related to reduction of the carrying value of The WB Network’s

TIME WARNER INC.
SELECTED FINANCIAL INFORMATION – (Continued)

goodwill, a $20 million gain on the sale of two aircraft, $650 million in legal reserves related to securities litigation and $55 million in net expenses related to securities litigation and government investigations. 2005 includes a $24 million noncash impairment related to goodwill associated with America Online Latin America, Inc. (“AOLA”), a $5 million gain related to the sale of a building, a $5 million gain from the resolution of a previously contingent gain related to the 2004 sale of NSS, an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability, a $5 million gain related to the sale of a property in California, $3 billion in legal reserves related to securities litigation and $135 million in net recoveries related to securities litigation and government investigations. 2004 includes a $10 million impairment related to a building that was held for sale, a gain of $13 million related to the sale of AOL Japan, a $7 million gain related to the sale of NSS, a $7 million loss related to the sale of the Winter Sports Teams, an $8 million gain related to the sale of a building, $510 million legal reserves related to government investigations and $26 million in net expenses related to securities litigation and government investigations. Also includes merger-related costs and restructurings of $359 million in 2008, $262 million in 2007, $400 million in 2006, $117 million in 2005 and $50 million in 2004. 2004 also includes $53 million of costs associated with the relocation from the Company’s former corporate headquarters. For the year ended December 31, 2005, the Company reversed $4 million of this charge, which was no longer required due to changes in estimates.
(b)	Includes net gains (losses) of $(426) million in 2008, $211 million in 2007, $1.048 billion in 2006, $1.064 billion in 2005 and $424 million in 2004 primarily related to the sale of investments. In addition, 2004 includes a $50 million fair value adjustment related to the Company’s option in WMG.
(c)	Includes a noncash benefit of $25 million in 2006 as the cumulative effect of an accounting change upon the adoption of FAS 123R to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are ultimately not expected to vest and a noncash benefit of $34 million in 2004 as the cumulative effect of an accounting change in connection with the consolidation of AOLA in 2004 in accordance with FIN 46R.

	December 31,
	2008	2007	2006	2005	2004
	(millions, except per share amounts)

Selected Balance Sheet Information:
Cash and equivalents	$6,682	$1,516	$1,549	$4,220	$6,139
Total assets	113,896	133,830	132,719	123,541	124,339
Debt due within one year	2,067	126	64	92	1,672
Mandatorily convertible preferred stock	—	—	—	—	1,500
Long-term debt	37,616	37,004	34,933	20,238	20,703
Mandatorily redeemable preferred membership units issued by a subsidiary	300	300	300	—	—
Shareholders’ equity	42,288	58,536	60,389	65,105	63,298
Total capitalization at book value	82,271	95,966	95,686	85,435	87,173
Cash dividends declared per share of common stock	0.250	0.235	0.210	0.100	—

TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION
(Unaudited)

The following table sets forth the quarterly information for Time Warner:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share amounts)

2008 (a)(b)
Revenues:
Subscription	$6,360	$6,462	$6,490	$6,474
Advertising	2,024	2,311	2,078	2,329
Content	2,808	2,563	2,906	3,155
Other	225	219	232	348

Total revenues	11,417	11,555	11,706	12,306
Operating income (loss)	1,947	1,946	2,336	(22,186)
Income (loss) from continuing operations	771	795	1,066	(16,034)
Discontinued operations, net of tax	—	(3)	1	2

Net income (loss)	771	792	1,067	(16,032)
Basic income (loss) per common share from continuing operations	0.22	0.22	0.30	(4.47)
Diluted income (loss) per common share from continuing operations	0.21	0.22	0.30	(4.47)
Net income (loss) per share — basic	0.22	0.22	0.30	(4.47)
Net income (loss) per share — diluted	0.21	0.22	0.30	(4.47)
Cash provided by operations	2,796	2,136	3,162	2,238
Common stock — high	16.87	16.63	16.90	13.18
Common stock — low	13.65	14.02	12.68	7.25
Cash dividends declared per share of common stock	0.0625	0.0625	0.0625	0.0625

2007 (b)(c)
Revenues:
Subscription	$6,239	$6,229	$6,170	$6,266
Advertising	1,932	2,268	2,095	2,504
Content	2,779	2,243	3,141	3,545
Other	234	240	270	327

Total revenues	11,184	10,980	11,676	12,642
Operating income	2,540	1,936	2,130	2,343
Income from continuing operations	1,187	945	900	1,019
Discontinued operations, net of tax	16	122	186	12

Net income	1,203	1,067	1,086	1,031
Basic income per common share from continuing operations	0.31	0.25	0.24	0.28
Diluted income per common share from continuing operations	0.30	0.25	0.24	0.28
Net income per share — basic	0.31	0.28	0.30	0.29
Net income per share — diluted	0.31	0.28	0.29	0.28
Cash provided by operations	1,399	1,720	3,037	2,319
Common stock — high	23.15	21.97	21.51	19.20
Common stock — low	19.20	19.66	17.77	16.17
Cash dividends declared per share of common stock	0.0550	0.0550	0.0625	0.0625

See notes on following page.

TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION– (Continued)

Notes to Quarterly Financial Information

(a)	Time Warner’s operating income (loss) per common share in 2008 was affected by certain significant transactions and other items affecting comparability. These items consisted of (i) a $45 million noncash impairment of certain non-core cable systems and an $18 million noncash impairment of GameTap, an online video game business, during the second quarter, a $9 million noncash impairment of an office building, a $30 million noncash asset impairment related to the sub-lease with a tenant that filed for bankruptcy in September 2008 during the third quarter, a $9.346 billion noncash impairment to reduce the carrying value of goodwill and intangible assets, a $13 million noncash impairment related to asset writedowns in connection with facility consolidations, a $14.822 billion noncash impairment of cable franchise rights, a $21 million noncash impairment of Southern Living At Home, which is held for sale, and a $5 million noncash impairment related to certain other asset write-offs during the fourth quarter, (ii) the following restructuring and merger-related costs: $145 million in net restructuring costs during the first quarter, $9 million in net restructuring costs during the second quarter, $28 million in net restructuring costs during the third quarter and $177 million in net restructuring costs during the fourth quarter (Note 12), (iii) net losses from the disposal of consolidated assets of $3 million in the third quarter and a $13 million loss on the sale of certain non-core cable systems in the fourth quarter, (iv) $4 million in net expenses related to securities litigation and government investigations in both the first and second quarters, $5 million in net expenses related to securities litigation and government investigations in the third quarter and $8 million in net expenses related to securities litigation and government investigations in the fourth quarter.
(b)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.
(c)	Time Warner’s operating income per common share in 2007 was affected by certain significant transactions and other items affecting comparability. These items consisted of (i) a $1 million noncash asset impairment during the first quarter, a $34 million noncash impairment of the Court TV tradename as a result of rebranding the Court TV network name to truTV, effective January 1, 2008, during the second quarter and a $1 million noncash asset impairment during the third quarter, (ii) the following restructuring and merger-related costs: $68 million in net restructuring costs during the first quarter, $33 million in net restructuring costs during the second quarter, $12 million in net restructuring costs during the third quarter and $149 million in net restructuring costs during the fourth quarter (Note 12), (iii) net gains from the disposal of consolidated assets of $670 million in the first quarter, net losses from the disposal of consolidated assets of $1 million in the second quarter, net gains from the disposal of consolidated assets of $4 million in the third quarter and net gains from the disposal of consolidated assets of $16 million in the fourth quarter, (iv) $152 million in legal reserves related to securities litigation and $11 million in net expenses related to securities litigation and government investigations in the first quarter, $1 million in legal reserves related to securities litigation and $3 million in net expenses related to securities litigation and government investigations in the second quarter, $2 million in net expenses related to securities litigation and government investigations in the third quarter and $2 million in net expenses related to securities litigation and government investigations in the fourth quarter.

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

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet
December 31, 2008

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

ASSETS
Current assets
Cash and equivalents	$469	$97	$6,116	$—	$6,682
Receivables, net	67	5	6,123	—	6,195
Inventories	—	11	1,978	—	1,989
Prepaid expenses and other current assets	220	85	671	—	976
Deferred income taxes	760	642	595	(1,237)	760

Total current assets	1,516	840	15,483	(1,237)	16,602
Noncurrent inventories and film costs	—	—	5,192	—	5,192
Investments in amounts due from consolidated subsidiaries	67,184	61,743	—	(128,927)	—
Investments, including available-for-sale securities	68	399	1,924	(461)	1,930
Property, plant and equipment, net	406	266	17,761	—	18,433
Intangible assets subject to amortization, net	—	1	4,056	—	4,057
Intangible assets not subject to amortization	—	643	31,179	—	31,822
Goodwill	—	2,616	31,914	—	34,530
Other assets	105	21	1,204	—	1,330

Total assets	$69,279	$66,529	$108,713	$(130,625)	$113,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7	$13	$1,321	$—	$1,341
Participations payable	—	—	2,522	—	2,522
Royalties and programming costs payable	—	6	1,259	—	1,265
Deferred revenue	—	—	1,169	—	1,169
Debt due within one year	2,000	8	59	—	2,067
Other current liabilities	458	597	4,658	(103)	5,610
Current liabilities of discontinued operations	—	—	2	—	2

Total current liabilities	2,465	624	10,990	(103)	13,976
Long-term debt	14,465	5,279	17,872	—	37,616
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Debt due (from) to affiliates	(847)	—	847	—	—
Deferred income taxes	8,756	10,689	11,284	(21,973)	8,756
Deferred revenue	—	—	283	—	283
Other liabilities	2,152	2,743	5,429	(3,066)	7,258
Minority interests	—	—	3,142	277	3,419
Shareholders’ equity
Due to Time Warner and subsidiaries	—	(15,917)	(31,317)	47,234	—
Other shareholders’ equity	42,288	63,111	89,883	(152,994)	42,288

Total shareholders’ equity	42,288	47,194	58,566	(105,760)	42,288

Total liabilities and shareholders’ equity	$69,279	$66,529	$108,713	$(130,625)	$113,896

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet
December 31, 2007

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

ASSETS
Current assets
Cash and equivalents	$586	$53	$877	$—	$1,516
Receivables, net	32	4	7,260	—	7,296
Inventories	—	5	2,100	—	2,105
Prepaid expenses and other current assets	135	88	611	—	834
Deferred income taxes	700	494	465	(959)	700

Total current assets	1,453	644	11,313	(959)	12,451
Noncurrent inventories and film costs	—	—	5,304	—	5,304
Investments in amounts due from consolidated subsidiaries	88,720	83,853	—	(172,573)	—
Investments, including available-for-sale securities	57	581	1,797	(472)	1,963
Property, plant and equipment, net	434	251	17,363	—	18,048
Intangible assets subject to amortization, net	1	1	5,165	—	5,167
Intangible assets not subject to amortization	—	641	46,579	—	47,220
Goodwill	—	2,617	39,132	—	41,749
Other assets	117	174	1,637	—	1,928

Total assets	$90,782	$88,762	$128,290	$(174,004)	$133,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4	$16	$1,450	$—	$1,470
Participations payable	—	—	2,547	—	2,547
Royalties and programming costs payable	—	5	1,248	—	1,253
Deferred revenue	—	—	1,178	—	1,178
Debt due within one year	—	5	121	—	126
Other current liabilities	522	286	4,913	(110)	5,611
Current liabilities of discontinued operations	—	—	8	—	8

Total current liabilities	526	312	11,465	(110)	12,193
Long-term debt	17,840	5,434	13,730	—	37,004
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Debt due (from) to affiliates	(1,866)	735	1,131	—	—
Deferred income taxes	13,951	16,142	16,527	(32,669)	13,951
Deferred revenue	—	—	522	—	522
Other liabilities	1,795	2,403	5,571	(2,767)	7,002
Minority interests	—	—	3,960	362	4,322
Shareholders’ equity
Due to Time Warner and subsidiaries	—	(13,292)	(30,932)	44,224	—
Other shareholders’ equity	58,536	77,028	106,016	(183,044)	58,536

Total shareholders’ equity	58,536	63,736	75,084	(138,820)	58,536

Total liabilities and shareholders’ equity	$90,782	$88,762	$128,290	$(174,004)	$133,830

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations
For The Year Ended December 31, 2008

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

Revenues	$—	$1,345	$45,750	$(111)	$46,984

Costs of revenues	—	(653)	(26,744)	108	(27,289)
Selling, general and administrative	(322)	(542)	(9,302)	3	(10,163)
Amortization of intangible assets	—	—	(784)	—	(784)
Amounts related to securities litigation and government investigations	(21)	—	—	—	(21)
Merger-related, restructuring and shutdown costs	(12)	—	(347)	—	(359)
Asset impairments	—	—	(24,309)	—	(24,309)
Loss on disposal of assets, net	—	—	(16)	—	(16)

Operating income (loss)	(355)	150	(15,752)	—	(15,957)
Equity in pretax income of consolidated subsidiaries	(15,316)	(14,289)	—	29,605	—
Interest expense, net	(980)	(1,141)	(129)	—	(2,250)
Other income (loss), net	2	(20)	(380)	(18)	(416)
Minority interest expense, net	—	—	1,921	53	1,974

Income (loss) from continuing operations before income taxes	(16,649)	(15,300)	(14,340)	29,640	(16,649)
Income tax benefit (provision)	3,247	2,726	2,476	(5,202)	3,247

Net income (loss)	$(13,402)	$(12,574)	$(11,864)	$24,438	$(13,402)

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations
For The Year Ended December 31, 2007

			Non-		Time
	Parent	Guarantor	Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

Revenues	$—	$1,243	$45,357	$(118)	$46,482

Costs of revenues	—	(643)	(26,898)	115	(27,426)
Selling, general and administrative	(382)	(249)	(9,025)	3	(9,653)
Amortization of intangible assets	—	—	(674)	—	(674)
Amounts related to securities litigation and government investigations	(171)	—	—	—	(171)
Merger-related, restructuring and shutdown costs	(10)	—	(252)	—	(262)
Asset impairments	—	—	(36)	—	(36)
Gain on disposal of assets, net	—	—	689	—	689

Operating income (loss)	(563)	351	9,161	—	8,949
Equity in pretax income of consolidated subsidiaries	7,997	9,005	—	(17,002)	—
Interest income (expense), net	(1,063)	(1,460)	224	—	(2,299)
Other income, net	16	51	130	(52)	145
Minority interest expense, net	—	—	(300)	(108)	(408)

Income from continuing operations before income taxes	6,387	7,947	9,215	(17,162)	6,387
Income tax provision	(2,336)	(2,915)	(3,473)	6,388	(2,336)

Income from continuing operations	4,051	5,032	5,742	(10,774)	4,051
Discontinued operations, net of tax	336	334	287	(621)	336

Net income	$4,387	$5,366	$6,029	$(11,395)	$4,387

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations
For The Year Ended December 31, 2006

			Non-		Time
	Parent	Guarantor	Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

Revenues	$—	$1,150	$42,685	$(145)	$43,690

Costs of revenues	—	(515)	(24,501)	140	(24,876)
Selling, general and administrative	(88)	(345)	(9,969)	5	(10,397)
Amortization of intangible assets	—	—	(587)	—	(587)
Amounts related to securities litigation and government investigations	(705)	—	—	—	(705)
Merger-related, restructuring and shut-down costs	(5)	—	(395)	—	(400)
Asset impairments	—	—	(213)	—	(213)
Gains on disposal of assets, net	20	—	771	—	791

Operating income (loss)	(778)	290	7,791	—	7,303
Equity in pretax income of consolidated subsidiaries	7,817	8,701	—	(16,518)	—
Interest income (expense), net	(674)	(1,259)	259	—	(1,674)
Other income, net	16	62	1,129	(80)	1,127
Minority interest expense, net	—	—	(291)	(84)	(375)

Income from continuing operations before income taxes	6,381	7,794	8,888	(16,682)	6,381
Income tax provision	(1,308)	(1,843)	(2,278)	4,121	(1,308)

Income from continuing operations	5,073	5,951	6,610	(12,561)	5,073
Discontinued operations, net of tax	1,454	1,532	1,532	(3,064)	1,454

Income before cumulative effect of accounting change	6,527	7,483	8,142	(15,625)	6,527
Cumulative effect of accounting change, net of tax	25	2	2	(4)	25

Net income	$6,552	$7,485	$8,144	$(15,629)	$6,552

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows
For The Year Ended December 31, 2008

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

OPERATIONS
Net income (loss)	$(13,402)	$(12,574)	$(11,864)	$24,438	$(13,402)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	43	75	4,472	—	4,590
Amortization of film and television costs	—	521	5,370	—	5,891
Asset impairments	—	—	24,309	—	24,309
(Gain) loss on investments and other assets, net	(14)	—	448	—	434
Deficiency of distributions over equity in pretax income of consolidated subsidiaries	15,316	14,289	—	(29,605)	—
Equity in losses of investee companies, net of cash distributions	—	1	30	—	31
Equity-based compensation	44	25	221	—	290
Minority interests	—	—	(1,921)	(53)	(1,974)
Deferred income taxes	(4,116)	(4,217)	(4,305)	8,522	(4,116)
Changes in operating assets and liabilities, net of acquisitions	892	5,931	(9,231)	(3,299)	(5,707)
Adjustments relating to discontinued operations	—	(1)	(14)	1	(14)

Cash provided (used) by operations	(1,237)	4,050	7,515	4	10,332
INVESTING ACTIVITIES
Investments in available-for-sale securities	(9)	—	(10)	—	(19)
Investments and acquisitions, net of cash acquired	(98)	(13)	(2,327)	—	(2,438)
Capital expenditures and product development costs	(15)	(75)	(4,287)	—	(4,377)
Investment proceeds from available-for-sale securities	10	3	4	—	17
Advances to parent and consolidated subsidiaries	2,944	(439)	—	(2,505)	—
Other investment proceeds	21	44	266	—	331

Cash provided (used) by investing activities	2,853	(480)	(6,354)	(2,505)	(6,486)
FINANCING ACTIVITIES
Borrowings	33,170	—	7,196	—	40,366
Debt repayments	(34,539)	(166)	(3,103)	—	(37,808)
Proceeds from exercise of stock options	134	—	—	—	134
Excess tax benefit on stock options	3	—	—	—	3
Principal payments on capital leases	—	—	(43)	—	(43)
Repurchases of common stock	(332)	—	—	—	(332)
Dividends paid	(901)	—	—	—	(901)
Other financing activities	(3)	—	(96)	—	(99)
Change in due to/from parent and investment in segment	735	(3,360)	124	2,501	—

Cash provided (used) by financing activities	(1,733)	(3,526)	4,078	2,501	1,320
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(117)	44	5,239	—	5,166

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	586	53	877	—	1,516

CASH AND EQUIVALENTS AT END OF PERIOD	$469	$97	$6,116	$—	$6,682

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows
For The Year Ended December 31, 2007

			Non-		Time
	Parent	Guarantor	Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

OPERATIONS
Net income	$4,387	$5,366	$6,029	$(11,395)	$4,387
Adjustments for noncash and nonoperating items:
Depreciation and amortization	44	69	4,299	—	4,412
Amortization of film and television costs	—	519	5,557	—	6,076
Asset impairments	—	—	36	—	36
Gain on investments and other assets, net	(8)	(72)	(829)	—	(909)
Deficiency of distributions over equity in pretax income of consolidated subsidiaries	(7,998)	(9,005)	—	17,003	—
Equity in losses of investee companies, net of cash distributions	—	2	61	—	63
Equity-based compensation	50	22	214	—	286
Minority interests	—	—	300	108	408
Deferred income taxes	1,736	277	609	(886)	1,736
Amounts related to securities litigation and government investigations	(741)	—	—	—	(741)
Changes in operating assets and liabilities, net of acquisitions	1,099	3,346	(5,958)	(5,453)	(6,966)
Adjustments relating to discontinued operations	(336)	(334)	(263)	620	(313)

Cash provided (used) by operations	(1,767)	190	10,055	(3)	8,475
INVESTING ACTIVITIES
Investments in available-for-sale securities	(7)	—	(87)	—	(94)
Investments and acquisitions, net of cash acquired	1	(14)	(1,500)	—	(1,513)
Investment in a wireless joint venture	—	—	(33)	—	(33)
Investment activities of discontinued operations	—	—	(26)	—	(26)
Capital expenditures and product development costs	(2)	(115)	(4,313)	—	(4,430)
Investment proceeds from available-for-sale securities	10	26	—	—	36
Advances to parent and consolidated subsidiaries	5,090	4,305	—	(9,395)	—
Other investment proceeds	(4)	116	1,929	—	2,041

Cash provided (used) by investing activities	5,088	4,318	(4,030)	(9,395)	(4,019)
FINANCING ACTIVITIES
Borrowings	6,293	—	8,397	—	14,690
Debt repayments	(2,722)	(546)	(9,255)	—	(12,523)
Proceeds from exercise of stock options	521	—	—	—	521
Excess tax benefit on stock options	71	—	5	—	76
Principal payments on capital leases	—	(4)	(53)	—	(57)
Repurchases of common stock	(6,231)	—	—	—	(6,231)
Dividends paid	(871)	—	—	—	(871)
Other financing activities	(3)	—	(91)	—	(94)
Change in due to/from parent and investment in segment	—	(3,982)	(5,416)	9,398	—

Cash used by financing activities	(2,942)	(4,532)	(6,413)	9,398	(4,489)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	379	(24)	(388)	—	(33)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	207	77	1,265	—	1,549

CASH AND EQUIVALENTS AT END OF PERIOD	$586	$53	$877	$—	$1,516

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows
For The Year Ended December 31, 2006

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

OPERATIONS
Net income	$6,552	$7,485	$8,144	$(15,629)	$6,552
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(25)	(2)	(2)	4	(25)
Depreciation and amortization	47	56	3,447	—	3,550
Amortization of film and television costs	—	397	5,690	—	6,087
Asset impairments	—	—	213	—	213
Gain on investments and other assets, net	(9)	(87)	(1,726)	—	(1,822)
Deficiency of distributions over equity in pretax income of consolidated subsidiaries	(7,816)	(8,701)	—	16,517	—
Equity in (income) losses of investee companies, net of cash distributions	—	2	(66)	—	(64)
Equity-based compensation	47	23	193	—	263
Minority interests	—	—	291	84	375
Deferred income taxes	1,101	426	407	(833)	1,101
Amounts related to securities litigation and government investigations	361	—	—	—	361
Changes in operating assets and liabilities, net of acquisitions	8,474	12,185	(4,936)	(22,433)	(6,710)
Adjustments relating to discontinued operations	(1,454)	(1,532)	(1,362)	3,065	(1,283)

Cash provided by operations	7,278	10,252	10,293	(19,225)	8,598
INVESTING ACTIVITIES
Investments in available-for-sale securities	(8)	—	—	—	(8)
Investments and acquisitions, net of cash acquired	(4)	(37)	(12,262)	—	(12,303)
Investment in a wireless joint venture	—	—	(633)	—	(633)
Investment activities of discontinued operations	—	—	4	—	4
Capital expenditures and product development costs	(9)	(162)	(3,905)	—	(4,076)
Capital expenditures from discontinued operations	—	—	(65)	—	(65)
Investment proceeds from available-for-sale securities	1	40	3	—	44
Advances to parent and consolidated subsidiaries	(3,259)	—	—	3,259	—
Other investment proceeds	18	79	4,468	—	4,565

Cash used by investing activities	(3,261)	(80)	(12,390)	3,259	(12,472)
FINANCING ACTIVITIES
Borrowings	6,897	—	11,435	—	18,332
Debt repayments	(1,616)	(546)	(1,489)	—	(3,651)
Issuance of mandatorily redeemable preferred membership units by a subsidiary	—	—	300	—	300
Proceeds from exercise of stock options	698	—	—	—	698
Excess tax benefit on stock options	116	—	—	—	116
Principal payments on capital leases	—	(3)	(83)	—	(86)
Repurchases of common stock	(13,660)	—	—	—	(13,660)
Dividends paid	(876)	—	—	—	(876)
Other financing activities	(23)	—	53	—	30
Change in due to/from parent and investment in segment	856	(9,641)	(7,181)	15,966	—

Cash provided (used) by financing activities	(7,608)	(10,190)	3,035	15,966	1,203

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(3,591)	(18)	938	—	(2,671)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,798	95	327	—	4,220

CASH AND EQUIVALENTS AT END OF PERIOD	$207	77	$1,265	$—	$1,549

TIME WARNER INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007 and 2006
(millions)

	Balance at	Additions Charged		Balance at
	Beginning of	to Costs		End of
Description	Period	and Expenses	Deductions	Period
2008:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$541	$414	$(387)	$568
Reserves for sales returns and allowances	1,869	2,339	(2,417)	1,791

Total	$2,410	$2,753	$(2,804)	$2,359

2007:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$545	$384	$(388)	$541
Reserves for sales returns and allowances	1,726	2,252	(2,109)	1,869

Total	$2,271	$2,636	$(2,497)	$2,410

2006:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$523	$460	$(438)	$545
Reserves for sales returns and allowances	1,514	1,744	(1,532)	1,726

Total	$2,037	$2,204	$(1,970)	$2,271

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page Number

2.1	Restructuring Agreement dated as of August 20, 2002 by and among Time Warner Entertainment Company, L.P. (“TWE”), AT&T Corp., Comcast of Georgia, Inc. (formerly named MediaOne of Colorado, Inc., “Comcast of Georgia”), MOTH Holdings, Inc. (renamed Time Warner Cable Inc. (“Time Warner Cable”) at closing of the TWE Restructuring, and successor to MOTH Holdings, Inc., which was formerly named MediaOne TWE Holdings, Inc., “Old MOTH”), Comcast Holdings Corporation (formerly named Comcast Corporation, “Comcast Holdings”), Comcast Corporation (“Comcast”), the Registrant, TWI Cable Inc. (“TWIC”), Warner Communications Inc. (“WCI”), and American Television and Communications Corporation (“ATC”) (the “Restructuring Agreement”) (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 21, 2002).	*
2.2	Amendment No. 1 to the Restructuring Agreement, dated as of March 31, 2003, by and among TWE, Comcast of Georgia, Old MOTH, Comcast Holdings, Comcast, the Registrant, TWIC, WCI, ATC, TWE Holdings I Trust, a Delaware statutory trust (“Trust I”), TWE Holdings II Trust, a Delaware statutory trust (“Trust II”), and TWE Holdings III Trust, a Delaware statutory trust (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated March 28, 2003 (the “March 2003 Form 8-K”)).	*
2.3	Separation Agreement, dated as of May 20, 2008, among the Registrant, Time Warner Cable, TWE, TW NY Cable Holding Inc. (“TW NY”), WCI, Historic TW Inc. (“Historic TW”) and ATC (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2008 (the “May 2008 Form 8-K”)).	*
3.1	Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on July 27, 2007 (incorporated herein by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).	*
3.2	Certificate of Amendment, dated June 4, 2008, to the Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on June 4, 2008 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 4, 2008).	*
3.3	By-laws of the Registrant as amended through February 19, 2009.
4.1	Indenture dated as of June 1, 1998 among Historic TW, Time Warner Companies, Inc. (“TWCI”), Turner Broadcasting System, Inc. (“TBS”) and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as Trustee (“JPMorgan Chase Bank”) (incorporated herein by reference to Exhibit 4 to Historic TW’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12259)).	*
4.2	First Supplemental Indenture dated as of January 11, 2001 among the Registrant, Historic TW, America Online, Inc. (now known as AOL LLC) (“AOL”), TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Transition Report on Form 10-K for the period July 1, 2000 to December 31, 2000 (the “2000 Form 10-K”)).	*
4.3	Indenture dated as of October 15, 1992, as amended by the First Supplemental Indenture dated as of December 15, 1992, as supplemented by the Second Supplemental Indenture dated as of January 15, 1993, between TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.10 to TWCI’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-8637)).	*
4.4	Third Supplemental Indenture dated as of October 10, 1996 among TWCI, Historic TW and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.2 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8637)).	*
4.5	Fourth Supplemental Indenture dated as of January 11, 2001, among the Registrant, Historic TW, TWCI, AOL and TBS (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”)).	*

i

4.6	Indenture dated as of April 30, 1992, as amended by the First Supplemental Indenture, dated as of June 30, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York (“BONY”), as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI’s Current Report on Form 8-K dated July 14, 1992 (File No. 1-8637)).	*
4.7	Second Supplemental Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 (Registration No. 33-67688) filed with the Commission on October 25, 1993 (“TWE’s 1993 Form S-4”)).	*
4.8	Third Supplemental Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.3 to TWE’s 1993 Form S-4).	*
4.9	Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-12878)).	*
4.10	Fifth Supplemental Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-12878)).	*
4.11	Sixth Supplemental Indenture, dated as of September 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.7 to Historic TW’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-12259) (the “Historic TW 1997 Form 10-K”)).	*
4.12	Seventh Supplemental Indenture, dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Historic TW 1997 Form 10-K).	*
4.13	Eighth Supplemental Indenture, dated as of December 9, 2003, among Historic TW, TWE, WCI, ATC, Time Warner Cable and BONY, as Trustee (incorporated herein by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).	*
4.14	Ninth Supplemental Indenture, dated as of November 1, 2004, among Historic TW, TWE, Time Warner NY Cable Inc., WCI, ATC, Time Warner Cable and BONY, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).	*
4.15	Tenth Supplemental Indenture, dated as of October 18, 2006, among Historic TW, TWE, Time Warner Cable, TW NY, Time Warner NY Cable LLC (“Time Warner NY Cable”), ATC, WCI and BONY, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 18, 2006).	*
4.16	Eleventh Supplemental Indenture, dated as of November 2, 2006, among TWE, Time Warner Cable, TW NY, ATC, WCI, Historic TW, Time Warner NY Cable and BONY, as Trustee (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 2, 2006).	*
4.17	Indenture dated as of January 15, 1993 between TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.11 to TWCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-8637)).	*
4.18	First Supplemental Indenture dated as of June 15, 1993 between TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8637)).	*
4.19	Second Supplemental Indenture dated as of October 10, 1996 among Historic TW, TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8637)).	*

4.20	Third Supplemental Indenture dated as of December 31, 1996 among Historic TW, TWCI and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.10 to Historic TW’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-12259) (the “Historic TW 1996 Form 10-K”)).	*
4.21	Fourth Supplemental Indenture dated as of December 17, 1997 among Historic TW, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.4 to Historic TW’s, TWCI’s and TBS’s Registration Statement on Form S-4 (Registration Nos. 333-45703, 333-45703-02 and 333-45703-01) filed with the Commission on February 5, 1998 (the “1998 Form S-4”)).	*
4.22	Fifth Supplemental Indenture dated as of January 12, 1998 among Historic TW, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.5 to the 1998 Form S-4)	*
4.23	Sixth Supplemental Indenture dated as of March 17, 1998 among Historic TW, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.15 to the Historic TW 1997 Form 10-K).	*
4.24	Seventh Supplemental Indenture dated as of January 11, 2001 among the Registrant, Historic TW, AOL, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.17 to the Registrant’s 2000 Form 10-K).	*
4.25	Trust Agreement dated as of April 1, 1998 (the “Historic TW Trust Agreement”) among Historic TW, as Grantor, and U.S. Trust Company of California, N.A., as Trustee (“US Trust Company”) (incorporated herein by reference to Exhibit 4.16 to the Historic TW 1997 Form 10-K). (WCI and Time Inc., as grantors, have entered into Trust Agreements dated March 31, 2003 and April 1, 1998, respectively, with U.S. Trust Company that are substantially identical in all material respects to the Historic TW Trust Agreement).	*
4.26	Indenture dated as of April 19, 2001 among the Registrant, AOL, Historic TW, TWCI, TBS and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)	*
4.27	Indenture dated as of November 13, 2006 among the Registrant, TW AOL Holdings Inc. (“TW AOL”), Historic TW, TWCI, TBS and BONY, as Trustee (incorporated herein by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).	*
4.28	Indenture, dated as of April 9, 2007, among Time Warner Cable, TW NY, TWE and BONY, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner Cable’s Current Report on Form 8-K dated April 4, 2007 (File No. 1-33335) (the “Time Warner Cable April 2007 Form 8-K”)).	*
4.29	First Supplemental Indenture, dated as of April 9, 2007, among Time Warner Cable, TW NY, TWE and BONY, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Time Warner Cable April 2007 Form 8-K).	*
4.30	Form of 6.20% Notes due 2013 of Time Warner Cable (incorporated herein by reference to Exhibit 4.1 to Time Warner Cable’s Current Report on Form 8-K dated June 16, 2008 (File No. 1-33335) (the “Time Warner Cable June 2008 Form 8-K”)).	*
4.31	Form of 6.75% Notes due 2018 of Time Warner Cable (incorporated herein by reference to Exhibit 4.2 to the Time Warner Cable June 2008 Form 8-K).	*
4.32	Form of 7.30% Debentures due 2038 of Time Warner Cable (incorporated herein by reference to Exhibit 4.3 to the Time Warner Cable June 2008 Form 8-K).	*
4.33	Form of 8.25% Notes due 2014 of Time Warner Cable (incorporated herein by reference to Exhibit 4.1 to Time Warner Cable’s Current Report on Form 8-K dated November 13, 2008 (File No. 1-33335) (the “Time Warner Cable November 2008 Form 8-K”)).	*
4.34	Form of 8.75% Notes due 2019 of Time Warner Cable (incorporated herein by reference to Exhibit 4.2 to the Time Warner Cable November 2008 Form 8-K).	*

4.35	Registration Rights Agreement, dated as of April 9, 2007, among Time Warner Cable, TW NY, TWE and ABN AMRO Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC on behalf of themselves and the other initial purchasers named therein (incorporated herein by reference to Exhibit 4.3 to the Time Warner Cable April 2007 Form 8-K).	*
10.1	AOL Time Warner Inc. 1994 Stock Option Plan, as amended through October 25, 2007 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “September 2007 Form 10-Q”)).	*
10.2	Amendment to the AOL Time Warner Inc. 1994 Stock Option Plan, dated September 10, 2008 and effective October 1, 2008 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “September 2008 Form 10-Q”)).	*
10.3	Time Warner Corporate Group Stock Incentive Plan, as amended through November 18, 1999 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).	*
10.4	Amendment to the Time Warner Corporate Group Stock Incentive Plan, dated September 10, 2008 and effective October 1, 2008 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s September 2008 Form 10-Q).	*
10.5	Time Warner Inc. 1997 Stock Option Plan, as amended through March 16, 2000 (incorporated herein by reference to Exhibit 10.7 to the Historic TW Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-12259)).	*
10.6	Amendment to the Time Warner Inc. 1997 Stock Option Plan, dated September 10, 2008 and effective October 1, 2008 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s September 2008 Form 10-Q).	*
10.7	America Online, Inc. 1992 Employee, Director and Consultant Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the AOL Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (File No. 1-12143)).	*
10.8	Amendment to the America Online, Inc. 1992 Employee, Director and Consultant Stock Option Plan, dated September 10, 2008 and effective October 1, 2008 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s September 2008 Form 10-Q).	*
10.9	Time Warner Inc. 1999 Stock Plan, as amended through October 25, 2007 (the “1999 Stock Plan”) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s September 2007 Form 10-Q).	*
10.10	Amendment to the 1999 Stock Plan, dated September 10, 2008 and effective October 1, 2008 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s September 2008 Form 10-Q).	*
10.11	Form of Non-Qualified Stock Option Agreement, Directors Version 4 (for awards of stock options to non-employee directors under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated January 21, 2005 (the “January 2005 Form 8-K”)).	*
10.12	Form of Non-Qualified Stock Option Agreement, Directors Version 5 (for awards of stock options to non-employee directors under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).	*
10.13	Form of Restricted Stock Purchase Agreement (for awards of restricted stock under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.6 to the Registrant’s January 2005 Form 8-K).	*
10.14	Form of Annex 1 to Restricted Stock Purchase Agreement, Version 3 (for awards of restricted stock under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.7 to the Registrant’s January 2005 Form 8-K).	*
10.15	Form of Restricted Stock Units Agreement, General RSU Agreement, Version 1 (for awards of restricted stock units under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.11 to the Registrant’s January 2005 Form 8-K).	*

10.16	Time Warner Inc. 2003 Stock Incentive Plan, as amended through October 25, 2007 (the “2003 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s September 2007 Form 10-Q).	*
10.17	Amendment to the 2003 Stock Incentive Plan, dated September 10, 2008 and effective October 1, 2008 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s September 2008 Form 10-Q).	*
10.18	Form of Notice of Grant of Stock Options (for awards of stock options under the 2003 Stock Incentive Plan and the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.12 to the Registrant’s January 2005 Form 8-K).	*
10.19	Form of Non-Qualified Stock Option Agreement, Share Retention, Version 2 (for awards of stock options to executive officers of the Registrant under the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.13 to the Registrant’s January 2005 Form 8-K).	*
10.20	Form of Non-Qualified Stock Option Agreement, Share Retention, Version 3 (for award of 950,000 stock options to Jeffrey Bewkes under the 2003 Stock Incentive Plan on December 17, 2007) (incorporated herein by reference to Exhibit 10.14 to the Registrant’s 2007 Form 10-K).	*
10.21	Form of Notice of Grant of Restricted Stock (for awards of restricted stock under the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.14 to the Registrant’s January 2005 Form 8-K).	*
10.22	Form of Restricted Stock Agreement, Version 2 (for awards of restricted stock under the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.15 to the Registrant’s January 2005 Form 8-K).	*
10.23	Form of Notice of Grant of Restricted Stock Units (for awards of restricted stock units under the 1999 Stock Plan and the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.16 to the Registrant’s January 2005 Form 8-K).	*
10.24	Form of Restricted Stock Units Agreement (for awards of restricted stock units under the 2003 Stock Incentive Plan), for use after October 24, 2007 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s September 2007 Form 10-Q).	*
10.25	Time Warner Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), as amended October 25, 2007 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s September 2007 Form 10-Q).	*
10.26	Amendment to the 2006 Stock Incentive Plan, dated September 10, 2008 and effective October 1, 2008 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s September 2008 Form 10-Q).	*
10.27	Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, as amended through October 25, 2007 (the “Directors’ Restricted Stock Plan”) (incorporated herein by reference to Exhibit 10.5 to the Registrant’s September 2007 Form 10-Q).	*
10.28	Form of Restricted Shares Agreement (for awards of restricted stock under the Directors’ Restricted Stock Plan) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s January 2005 Form 8-K).	*
10.29	Form of Restricted Stock Units Agreement (for awards of restricted stock units under the Directors’ Restricted Stock Plan) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s January 2005 Form 8-K).	*
10.30	Form of Restricted Stock Units Agreement, RSU Agreement, Version 2 (Full Vesting on Termination without Cause) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 25, 2006).	*
10.31	Form of Notice of Grant of Restricted Stock Units to Non-Employee Director (for awards of restricted stock units under the 2006 Stock Incentive Plan).

v

10.32	Form of Restricted Stock Units Agreement, RSU Director Agreement, Version 1 (for awards of restricted stock units to non-employee directors under the 2006 Stock Incentive Plan).

10.33	Form of Notice of Grant of Performance Stock Units (for awards of performance stock units under the 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 24, 2007 (the “January 2007 Form 8-K”)).	*
10.34	Form of Notice of Grant of Performance Stock Units (for awards of 250,000 performance stock units to Jeffrey Bewkes under the 2006 Stock Incentive Plan on January 1, 2008) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “March 2008 Form 10-Q”)).	*
10.35	Form of Performance Stock Units Agreement (PSU Agreement, Version 1) (incorporated herein by reference to Exhibit 99.3 to the Registrant’s January 2007 Form 8-K).	*
10.36	Form of Performance Stock Units Agreement (PSU Agreement, Version 2 for award of 250,000 performance stock units to Jeffrey Bewkes under the 2006 Stock Incentive Plan on January 1, 2008) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s March 2008 Form 10-Q).	*
10.37	Form of Notice of Grant of Performance Stock Units (for use with PSU Agreement, Version 3 for awards of performance stock units under the 2006 Stock Incentive Plan).
10.38	Form of Performance Stock Units Agreement (PSU Agreement, Version 3).
10.39	Time Warner 1996 Stock Option Plan for Non-Employee Directors, as amended through January 18, 2001 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s 2000 Form 10-K).	*
10.40	Amendment to the Time Warner 1996 Stock Option Plan for Non-Employee Directors, dated September 10, 2008 and effective October 1, 2008 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s September 2008 Form 10-Q).	*
10.41	Deferred Compensation Plan for Directors of Time Warner, as amended through November 18, 1993 (incorporated herein by reference to Exhibit 10.9 to TWCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-8637)).	*
10.42	Time Warner Inc. Non-Employee Directors’ Deferred Compensation Plan, as amended October 25, 2007, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s September 2007 Form 10-Q).	*
10.43	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders ).	*
10.44	Time Warner Retirement Plan for Outside Directors, as amended through May 16, 1996 (incorporated herein by reference to Exhibit 10.9 to the Historic TW 1996 Form 10-K).	*
10.45	Amended and Restated Time Warner Inc. Annual Bonus Plan for Executive Officers, as amended October 25, 2007, effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s September 2007 Form 10-Q).	*
10.46	Time Warner Inc. Deferred Compensation Plan (Amended and Restated as of January 1, 2005) (incorporated herein by reference to Exhibit 10.7 to the Registrant’s September 2007 Form 10-Q).	*
10.47	Amendment No. 1 to the Time Warner Inc. Deferred Compensation Plan (Amended and Restated as of January 1, 2005).
10.48	Amended and Restated Employment Agreement made December 18, 2007, effective as of December 18, 2007, between the Registrant and Richard D. Parsons (incorporated herein by reference to Exhibit 10.33 to the Registrant’s 2007 Form 10-K).	*
10.49	Amended and Restated Employment Agreement made December 11, 2007, effective as of January 1, 2008, between the Registrant and Jeffrey Bewkes (incorporated herein by reference to Exhibit 10.34 to the Registrant’s 2007 Form 10-K).	*
10.50	Amended and Restated Employment Agreement made December 16, 2008, effective as of July 1, 2008, between the Registrant and Paul T. Cappuccio.

10.51	Employment Agreement made November 3, 2008, effective as of July 1, 2008, between the Registrant and Patricia Fili-Krushel (incorporated herein by reference to Exhibit 10.9 to the Registrant’s September 2008 Form 10-Q).	*
10.52	Amended and Restated Employment Agreement made December 19, 2008, effective as of December 1, 2008, between the Registrant and John Martin.
10.53	Agreement Containing Consent Orders, including the Decision and Order, between the Registrant and the Federal Trade Commission signed December 13, 2000 (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 11, 2001 (the “January 2001 Form 8-K”)).	*
10.54	Public Notice issued by the Federal Communications Commission dated January 11, 2001 (incorporated herein by reference to Exhibit 99.4 to the Registrant’s January 2001 Form 8-K).	*
10.55	$7.0 Billion Amended and Restated Five-Year Revolving Credit Agreement, dated as of July 8, 2002 and amended and restated as of February 17, 2006, among the Registrant and Time Warner International Finance Limited, as Borrowers, the Lenders from time to time party thereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and BNP Paribas, as Co-Syndication Agents, and The Bank of Tokyo-Mitsubishi UFJ Ltd., New York Branch, and Deutsche Bank AG, New York Branch as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 10.50 to the Registrant’s 2005 Form 10-K).	*
10.56	$6.0 Billion Amended and Restated Five-Year Revolving Credit Agreement, dated as of December 9, 2003 and amended and restated as of February 15, 2006, among Time Warner Cable, as Borrower, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Citibank, N.A. and Deutsche Bank AG, New York Branch, as Co-Syndication Agents, and BNP Paribas and Wachovia Bank, National Association, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 10.51 to the Registrant’s 2005 Form 10-K).	*
10.57	$4.0 Billion Five-Year Term Loan Credit Agreement, dated as of February 21, 2006, among Time Warner Cable, as Borrower, the Lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ Ltd., New York Branch, as Administrative Agent, The Royal Bank of Scotland plc and Sumitomo Mitsui Banking Corporation, as Co-Syndication Agents, and Calyon New York Branch, HSBC Bank USA, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 10.52 to the Registrant’s 2005 Form 10-K).	*
10.58	$2.0 Billion Three-Year Term Loan Credit Agreement, dated as of January 8, 2008, among the Registrant, as Borrower, the Lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Fortis Capital Corp., as Co-Syndication Agents, and The Royal Bank of Scotland plc and Sumitomo Mitsui Banking Corporation, as Co-Documentation Agents (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 8, 2008).	*
10.59	Credit Agreement, dated as of June 30, 2008, among Time Warner Cable, as Borrower, the Lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, The Royal Bank of Scotland plc and Fortis Bank SA/NV New York Branch, as Tranche I Co-Syndication Agents, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corporation, as Tranche I Co-Documentation Agents, Deutsche Bank Securities Inc. and RBS Greenwich Capital, as Tranche I Joint-Lead Arrangers and Joint Bookrunners, BNP Paribas Securities Corp., The Bank of Tokyo-Mitsubishi UFJ, Ltd. New York Branch and Citibank, N.A., as Tranche II Co-Syndication Agents, Bank of America, N.A. and Wachovia Bank, National Association, as Tranche II Co-Documentation Agents, and BNP Paribas Securities Corp. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. New York Branch, as Tranche II Joint-Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 99.1 to Time Warner Cable’s Current Report on Form 8-K dated June 30, 2008 (File No. 1-33335)).	*
10.60	Credit Agreement, dated as of December 10, 2008, among the Registrant and Time Warner Cable (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 10, 2008).	*

10.61	Amended and Restated Agreement of Limited Partnership of TWE, dated as of March 31, 2003, by and among Time Warner Cable, Trust I, ATC, Comcast and the Registrant (incorporated herein by reference to Exhibit 3.3 to the Registrant’s March 2003 Form 8-K).	*
10.62	Registration Rights Agreement, dated as of March 31, 2003, by and between the Registrant and Time Warner Cable (incorporated herein by reference to Exhibit 4.4 to the Registrant’s March 2003 Form 8-K)	*
10.63	Amendment No. 1 to Registration Rights Agreement between the Registrant and Time Warner Cable, dated as of May 20, 2008 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “June 2008 Form 10-Q”)).	*
10.64	Reimbursement Agreement, dated as of March 31, 2003, by and among Time Warner Cable, the Registrant, WCI, ATC and TWE (incorporated herein by reference to Exhibit 10.7 to the Registrant’s March 2003 Form 8-K).	*
10.65	Amendment No. 1 to Reimbursement Agreement made by and among Time Warner Cable and the Registrant, dated as of May 20, 2008 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s June 2008 Form 10-Q).	*
10.66	Brand License Agreement, dated as of March 31, 2003, by and between Warner Bros. Entertainment Inc. and Time Warner Cable (incorporated herein by reference to Exhibit 10.8 to the Registrant’s March 2003 Form 8-K).	*
10.67	Brand and Trade Name License Agreement, dated as of March 31, 2003, by and among the Registrant and Time Warner Cable (incorporated herein by reference to Exhibit 10.10 to the Registrant’s March 2003 Form 8-K).	*
10.68	Second Amended and Restated Tax Matters Agreement, dated as of May 20, 2008, between the Registrant and Time Warner Cable (incorporated herein by reference to Exhibit 99.2 to the Registrant’s May 2008 Form 8-K).	*
10.69	Intellectual Property Agreement dated as of August 20, 2002 by and between TWE and WCI, relating to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 Form 10-Q”)).	*
10.70	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between TWE and WCI (incorporated herein by reference to Exhibit 10.2 to the Registrant’s March 2003 Form 8-K).	*
10.71	Intellectual Property Agreement dated as of August 20, 2002 by and between Old MOTH and WCI, relating to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.18 to the Registrant’s September 2002 Form 10-Q).	*
10.72	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between Time Warner Cable and WCI (incorporated herein by reference to Exhibit 10.4 to the Registrant’s March 2003 Form 8-K).	*
10.73	Contribution Agreement dated as of September 9, 1994 among TWE, Advance Publications, Inc. (“Advance Publications”), Newhouse Broadcasting Corporation (“Newhouse”), AdvanceNewhouse Partnership (“Advance/Newhouse”), and Time Warner Entertainment-AdvanceNewhouse Partnership (“TWE-AN Partnership”) (incorporated herein by reference to Exhibit 10(a) to TWE’s Current Report on Form 8-K dated September 9, 1994 (File No. 1-2878)).	*
10.74	Third Amended and Restated Partnership Agreement of TWE-A/N Partnership dated as of December 31, 2002 among TWE, Paragon Communications (“Paragon”) and Advance/Newhouse (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 31, 2002 (the “December 2002 Form 8-K”)).	*
10.75	Amended and Restated Transaction Agreement, dated as of October 27, 1997, among Advance Publications, Advance/Newhouse, TWE, TW Holding Co. and TWE-A/N Partnership (incorporated herein by reference to Exhibit 99(c) to Historic TW’s Current Report on Form 8-K dated October 27, 1997 (File No. 1-12259)).	*

10.76	Transaction Agreement No. 2, dated as of June 23, 1998, among Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon and TWE-AN Partnership (incorporated herein by reference to Exhibit 10.38 to Historic TW’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-12259) (“Historic TW’s 1998 Form 10-K”)).	*
10.77	Transaction Agreement No. 3, dated as of September 15, 1998, among Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon and TWE-A/N Partnership (incorporated herein by reference to Exhibit 10.39 to Historic TW’s 1998 Form 10-K).	*
10.78	Amended and Restated Transaction Agreement No. 4, dated as of February 1, 2001, among Advance Publications, Newhouse, Advance/Newhouse, TWE, Paragon and TWE-A/N Partnership (incorporated herein by reference to Exhibit 10.53 to the Registrant’s 2000 Form 10-K).	*
10.79	Master Transaction Agreement, dated as of August 1, 2002, by and among TWE-A/N Partnership, TWE, Paragon and Advance/Newhouse (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).	*
10.80	Consent and Agreement dated as of December 31, 2002 among TWE-A/N Partnership, TWE, Paragon, Advance/Newhouse, TWEAN Subsidiary LLC (“TWEAN Subsidiary”) and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 99.2 to the Registrant’s December 2002 Form 8-K).	*
10.81	Pledge Agreement dated as of December 31, 2002 among TWE-A/N Partnership, Advance/Newhouse, TWEAN Subsidiary and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 99.3 to the Registrant’s December 2002 Form 8-K).	*
10.82	Shareholder Agreement, dated as of April 20, 2005, between the Registrant and Time Warner Cable (incorporated herein by reference to Exhibit 99.12 to the Registrant’s Current Report on Form 8-K dated April 20, 2005).	*
10.83	Amendment No. 1 to Shareholder Agreement made by and among Time Warner Cable and the Registrant, dated as of May 20, 2008 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s June 2008 Form 10-Q).	*
10.84	Purchase Agreement, dated April 4, 2007, among Time Warner Cable, TW NY, TWE and ABN AMRO Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC on behalf of themselves and the other initial purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Time Warner Cable April 2007 Form 8-K).	*
10.85	Underwriting Agreement, dated June 16, 2008, among Time Warner Cable, TW NY, TWE and Banc of America Securities LLC, BNP Paribas Securities Corp., Greenwich Capital Markets, Inc., Morgan Stanley & Co. Incorporated and Wachovia Capital Markets, LLC on behalf of themselves and as representatives of the other underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the Time Warner Cable June 2008 Form 8-K).	*
10.86	Underwriting Agreement, dated November 13, 2008, among Time Warner Cable, TW NY, TWE and Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Mizuho Securities USA Inc. on behalf of themselves and as representatives of the other underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the Time Warner Cable November 2008 Form 8-K).	*
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.	†

*	Incorporated by reference.

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

The Registrant hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.

x