Form 10-Q
period 2009-03-31
TIME WARNER INC.
filed 2009-04-29
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Shares Outstanding
Description of Class	as of April 21, 2009
Common Stock – $.01 par value	1,196,452,535

TIME WARNER INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page
PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Results of Operations and Financial Condition	1
Item 4. Controls and Procedures	23
Consolidated Balance Sheet at March 31, 2009 and December 31, 2008	24
Consolidated Statement of Operations for the Three Months Ended March 31, 2009 and 2008	25
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2009 and 2008	26
Consolidated Statement of Equity	27
Notes to Consolidated Financial Statements	28
Supplementary Information	54

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	61
Item 1A. Risk Factors	61
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 4. Submission of Matters to a Vote of Security Holders	62
Item 6. Exhibits	62
EX-10.1 1999 STOCK PLAN
EX-10.2 2006 STOCK INCENTIVE PLAN
EX-10.3 FORM OF PERFORMANCE STOCK UNITS AGREEMENT
EX-10.4 FIRST AMENDMENT AGREEMENT TO AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT
EX-10.5 SECOND AMENDMENT AGREEMENT TO AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT
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

•
Results of operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2009. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2009 and cash flows for the three months ended March 31, 2009.

•
Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) for a discussion of the risk factors applicable to the Company.

     On March 12, 2009, the Company completed the legal and structural separation of Time Warner Cable Inc. (“TWC”) from the Company. With the completion of the separation, the Company disposed of the Cable segment in its entirety and ceased to consolidate the financial condition and results of operations of TWC in its consolidated financial statements. Accordingly, the Company has presented the financial condition and results of operations of the Cable segment as discontinued operations in the accompanying consolidated financial statements for all periods presented.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
OVERVIEW
     Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, TNT, CNN, AOL, People, Sports Illustrated and Time. The Company produces and distributes films through Warner Bros. and New Line Cinema, including The Dark Knight, Gran Torino, The Curious Case of Benjamin Button and the Harry Potter films, as well as television series, including Two and a Half Men, The Mentalist, The Big Bang Theory, Gossip Girl and The Closer. During the three months ended March 31, 2009, the Company generated revenues of $6.945 billion (down 7% from $7.470 billion in 2008), Operating Income of $1.198 billion (down 9% from $1.311 billion in 2008), Net Income of $661 million (down 14% from $771 million in 2008) and Cash Provided by Operations from Continuing Operations of $1.425 billion (down 12% from $1.616 billion in 2008).
Impact of the Current Economic Environment
     The current global economic recession has reduced the Company’s visibility into long-term business trends and has adversely affected its businesses in the first quarter of 2009 and is currently expected to continue to adversely affect them during the remainder of 2009. For example, during the first quarter of 2009, the Company’s Advertising revenues declined 16% compared to the similar period in the prior year. The Company currently expects Advertising revenues to continue to decline during the remainder of 2009 as compared to the similar period in 2008. Additionally, the current economic environment is adversely affecting the Company’s Content revenues due to, among other things, reduced consumer spending on DVDs.
     The significant losses in the market value of the Company’s pension plan assets in 2008 has resulted in an increase in pension expense of approximately $30 million in the first quarter of 2009 and is expected to result in an approximately $130 million increase in pension expense for the full year of 2009. Additionally, the strengthening of the U.S. Dollar relative to significant foreign currencies to which the Company is exposed has negatively affected the Company’s revenues and Operating Income by approximately $240 million and $70 million, respectively, for the three months ended March 31, 2009. If exchange rates remain at levels similar to those in the first quarter of 2009, the Company expects a continued negative impact on revenues and Operating Income during the remainder of 2009.
     The Company continues to have strong liquidity to meet its needs for the foreseeable future. At March 31, 2009, the Company had $13.955 billion of unused committed capacity, including cash and equivalents and a credit facility containing commitments from a geographically diverse group of major financial institutions. See “Financial Condition and Liquidity” for further details regarding the Company’s total committed capacity.
Time Warner Businesses
     Time Warner classifies its operations into four reportable segments: Networks, Filmed Entertainment, Publishing and AOL.
     Time Warner evaluates the performance and operational strength of its business segments based on several factors, of which the primary financial measure is operating income before depreciation of tangible assets and amortization of intangible assets (“Operating Income before Depreciation and Amortization”). Operating Income before Depreciation and Amortization eliminates the uneven effects across all business segments of noncash depreciation of tangible assets and amortization of certain intangible assets, primarily intangible assets recognized in business combinations. Operating Income before Depreciation and Amortization should be considered in addition to Operating Income, as well as other measures of financial performance. Accordingly, the discussion of the results of operations for each of Time Warner’s business segments includes both Operating Income before Depreciation and Amortization and Operating Income. For additional information regarding Time Warner’s business segments, refer to Note 11, “Segment Information.”
     Networks. Time Warner’s Networks segment is comprised of Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“HBO”). For the three months ended March 31, 2009, the Networks segment generated revenues of $2.808 billion (40% of the Company’s overall revenues), $1.064 billion in Operating Income before Depreciation and Amortization and $960 million in Operating Income.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The Turner networks — including such recognized brands as TNT, TBS, CNN, Cartoon Network, truTV and HLN (formerly CNN Headline News) — are among the leaders in advertising-supported cable TV networks. For seven consecutive years, more primetime households have watched advertising-supported cable TV networks than the national broadcast networks. The Turner networks generate revenues principally from receipt of monthly subscriber fees paid by cable system operators, satellite distribution services, telephone companies and other distributors and from the sale of advertising. Key contributors to Turner’s success are its continued investments in high-quality programming focused on sports, original and syndicated series, news, network movie premieres and animation leading to strong ratings and revenue growth, as well as strong brands and operating efficiencies.
     HBO operates the HBO and Cinemax multichannel premium pay television programming services, with the HBO service ranking as the nation’s most widely distributed premium pay television service. HBO generates revenues principally from monthly subscriber fees from cable system operators, satellite distribution services, telephone companies and other distributors. An additional source of revenues is the sale of its original programming, including Sex and the City, The Sopranos, Entourage, Rome and True Blood.
     The Company’s Networks segment recently has focused on international expansion, including Turner’s fourth quarter 2007 acquisition of seven pay networks operating principally in Latin America and HBO’s acquisitions of additional equity interests in HBO Asia and HBO South Asia during the fourth quarter of 2007 and first quarter of 2008, as well as the acquisition of an additional equity interest in the HBO Latin America Group, consisting of HBO Brasil, HBO Olé and HBO Latin America Production Services (collectively, “HBO LAG”), during the fourth quarter of 2008. These acquired businesses contributed revenues and Operating Income before Depreciation and Amortization of $119 million and $35 million, respectively, for the three months ended March 31, 2009 compared to $36 million and $3 million, respectively, for the three months ended March 31, 2008. In addition, during the first quarter of 2009, Turner launched two new networks in India. The Company anticipates that international expansion will continue to be an area of focus at the Networks segment for the foreseeable future.
     Filmed Entertainment. Time Warner’s Filmed Entertainment segment is comprised of Warner Bros. Entertainment Group (“Warner Bros.”), one of the world’s leading studios, and New Line Cinema Corporation (“New Line”). For the three months ended March 31, 2009, the Filmed Entertainment segment generated revenues of $2.633 billion (36% of the Company’s overall revenues), $308 million in Operating Income before Depreciation and Amortization and $214 million in Operating Income.
     The Filmed Entertainment segment has diversified sources of revenues within its film and television businesses, including an extensive film library and a global distribution infrastructure, which have helped it to deliver consistent long-term operating performance. To increase operational efficiencies and maximize performance within the Filmed Entertainment segment, in 2008 the Company reorganized the New Line business to be operated as a unit of Warner Bros. while maintaining separate development, production and other operations, and the Company incurred restructuring charges primarily related to involuntary employee terminations in connection with the reorganization. Beginning in the first quarter of 2009, Warner Bros. commenced a significant restructuring, primarily consisting of headcount reductions and the outsourcing of certain functions to an external service provider. As a result, the Company incurred restructuring charges of $37 million during the three months ended March 31, 2009 and expects to incur additional restructuring charges ranging from $40 million to $60 million during the remainder of 2009.
     Warner Bros. continues to be an industry leader in the television business. For the 2008-2009 broadcast season, Warner Bros. produced more than 20 primetime series, with at least one series airing on each of the five broadcast networks (including Two and a Half Men, The Mentalist, The Big Bang Theory, Gossip Girl, ER and Smallville), as well as original series for several cable networks (including The Closer and Nip/Tuck).
     The Screen Actors Guild (“SAG”), which covers performers in feature films and filmed television programs, and the producers of such content, including the Company’s Filmed Entertainment and Networks segments, have been working under contracts that expired on June 30, 2008. The producers and SAG have reached a tentative agreement, which, as of April 28, 2009, has not been ratified by SAG’s membership. In the event the agreement is not ratified or SAG goes on strike, it could cause delays in the production of feature films and television programs, as well as higher costs resulting either from the strike or less favorable terms contained in a future agreement.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The sale of DVDs has been one of the largest drivers of the segment’s profit over the last several years. The industry and the Company experienced a decline in DVD sales in 2008 and the first quarter of 2009 as growing consumer interest in high definition Blu-ray DVDs only partially offset softening consumer demand for standard definition DVDs. Also contributing to the overall decline in DVD sales are several factors, including the general economic downturn in the U.S. and many regions around the world, increasing competition for consumer discretionary time and spending, piracy and the maturation of the standard definition DVD format.
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
     The Company enters into co-financing arrangements with other companies as a way of securing funding for its films and mitigating risk. During 2008, one of the Company’s largest co-financing partners informed the Company that difficulties in the credit markets had led to a delay in securing the financing necessary to fund the partner’s 50% share (approximately $120 million) of the production costs on four films released during the second half of 2008. As a result, the Company has accounted for these four films in the accompanying consolidated financial statements as if they were wholly owned. The Company is unsure whether this co-financing partner will ultimately secure the funding for amounts due on these four 2008 productions or the funding it had committed for films slated for release in 2009, and the difficulties in the credit market may also reduce the Company’s ability to attract other financial partners to co-finance its films. These or similar difficulties relating to co-financing arrangements may continue for the remainder of 2009 and in future periods. As a result, the Company may have to provide more funding for film production costs than it has in the past and may have to take on additional risk that it would have otherwise sought to mitigate with a co-financing arrangement.
     Publishing. Time Warner’s Publishing segment consists principally of magazine publishing and related websites as well as a number of direct-marketing and direct-selling businesses. For the three months ended March 31, 2009, the Publishing segment generated revenues of $806 million (12% of the Company’s overall revenues) and had $12 million in Operating Income before Depreciation and Amortization and an Operating Loss of $32 million.
     As of March 31, 2009, Time Inc. published 23 magazines in the U.S., including People, Sports Illustrated, Time, InStyle, Real Simple, Southern Living and Fortune, and over 90 magazines outside the U.S., primarily through IPC Media (“IPC”) in the U.K. and Grupo Editorial Expansión (“GEE”) in Mexico. The Publishing segment generates revenues primarily from advertising (including advertising on digital properties), magazine subscriptions and newsstand sales. Time Inc. also owns the magazine subscription marketer, Synapse Group, Inc. (“Synapse”), and the school and youth group fundraising company QSP, Inc. and its Canadian affiliate, Quality Service Programs Inc. (collectively, “QSP”). Advertising sales at the Publishing segment, particularly print advertising sales, continue to be significantly adversely affected by the current economic environment as evidenced by their continuing decline during the first quarter of 2009. Online advertising sales at the Publishing segment have also been adversely affected by the current economic environment, although, on a percentage basis, to a lesser degree than print advertising sales. Time Inc. continues to develop digital content, including the relaunch of RealSimple.com and the expansion of Time.com, as well as the expansion of digital properties owned by IPC and GEE. For the three months ended March 31, 2009, online Advertising revenues were 12% of Time Inc.’s total Advertising revenues, compared to 10% for the three months ended March 31, 2008. Time Inc.’s direct-selling division, Southern Living At Home, which is held for sale, sells home decor products through independent consultants at parties hosted in people’s homes throughout the U.S.
     AOL. AOL LLC (together with its subsidiaries, “AOL”) operates a Global Web Services business, which is comprised of its Platform-A, MediaGlow and People Networks business units. Platform-A sells advertising services worldwide on both the AOL Network and third-party Internet sites, referred to as the “Third Party Network.” MediaGlow and People Networks develop and operate the AOL Network, which includes a leading network of web brands, free client software and services and a social media network for Internet consumers. In addition, through its Access Services business, AOL operates one of the largest Internet access subscription services in the United States. As of March 31, 2009, AOL had 6.3 million AOL brand subscribers in the U.S., which does not include registrations for free AOL services. For the three months ended March 31, 2009, AOL generated revenues of $867 million (12% of the Company’s overall revenues) and had $255 million in Operating Income before Depreciation and Amortization and $150 million in Operating Income.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     AOL’s business is focused on attracting and engaging Internet consumers and providing advertising services on both the AOL Network and the Third Party Network. In addition to growing its Global Web Services business, AOL is focused on managing costs in this business, as well as managing its declining subscriber base and related cost structure in its Access Services business. In the first quarter of 2009, in an effort to better position its Global Web Services business, AOL undertook a significant restructuring. As a result, for the three months ended March 31, 2009, the Company incurred restructuring charges of $58 million primarily related to involuntary employee terminations and facility closures, and currently expects to incur up to an additional $90 million in restructuring charges during the remainder of 2009.
     During 2008, the Company announced that it had begun separating the AOL Access Services and Global Web Services businesses, as a means of enhancing the operational focus and strategic options available for each of these businesses. The Company continues to review its strategic alternatives with respect to AOL. Although the Company’s Board of Directors has not made any decision, the Company currently anticipates that it would initiate a process to spin off one or more parts of the businesses of AOL to Time Warner’s stockholders, in one or a series of transactions. Based on the results of the Company’s review, future market conditions or the availability of more favorable strategic opportunities that may arise before a transaction is completed, the Company may decide to pursue an alternative other than a spin-off with respect to either or both of AOL’s businesses.
     The Platform-A business unit sells advertising services worldwide on both the AOL Network and the Third Party Network and licenses ad-serving technology to third-party websites. Platform-A offers to advertisers a range of capabilities and solutions, including optimization and targeting technologies, to deliver more effective advertising and reach specific audiences across the AOL Network and the Third Party Network.
     The MediaGlow and People Networks business units develop and operate websites, applications and services that are part of the AOL Network. In addition, AOL’s Products and Technologies group develops and operates components of the AOL Network, such as e-mail, toolbar and search. The AOL Network consists of a variety of websites, related applications and services that can be accessed generally via the Internet or via AOL’s Access Services business. Specifically, the AOL Network includes owned and operated websites, applications and services such as AOL.com, e-mail, MapQuest, Moviefone, Engadget, Asylum, international versions of the AOL portal and social media properties such as AIM, ICQ and Bebo. The AOL Network also includes TMZ.com, a joint venture with Telepictures Productions, Inc. (a subsidiary of Warner Bros. Entertainment Inc.), as well as other co-branded websites owned by third parties for which certain criteria have been met, including that the Internet traffic has been assigned to AOL.
     During the first quarter of 2009, AOL’s Advertising revenues were negatively affected by weakening global economic conditions, which contributed to lower demand from a number of advertiser categories, a deterioration in the financial position of certain significant customers and downward pricing pressure on advertising inventory, as well as an overall increase in marketplace competition, an increased volume of inventory monetized through lower-priced sales channels and other sales execution issues. During the remainder of 2009, the Company anticipates that these factors and trends may continue to negatively affect AOL’s Advertising revenues. Additionally, in the first quarter of 2009, AOL made a number of organizational and personnel changes, including hiring a new chief executive officer and changing the leadership within its Platform-A business unit.
     The AOL Network and Third Party Network components of the Global Web Services business have differing cost structures. Third Party Network advertising has historically had higher traffic acquisition costs (“TAC”) and, therefore, lower incremental margins than display advertising. As a result, a period-over-period increase or decrease in aggregate Advertising revenues will not necessarily translate into a similar increase or decrease in Operating Income before Depreciation and Amortization attributable to AOL’s advertising activities.
     Paid-search advertising activities on the AOL Network are conducted primarily through AOL’s strategic relationship with Google Inc. (“Google”). In connection with the expansion of this strategic relationship in April 2006, Google acquired a 5% interest in AOL, and, as a result, 95% of the equity interests in AOL are indirectly held by the Company and 5% are indirectly held by Google. As part of the April 2006 transaction, Google received certain registration rights relating to its equity interest in AOL. In late January 2009, Google exercised its right to request that AOL register Google’s 5% equity interest for sale in an initial public offering. Time Warner has the right, but not the obligation, to purchase Google’s equity interest for cash or shares of Time Warner common stock based on the appraised fair market value of the equity interest in

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
lieu of conducting an initial public offering. The Company is in discussions with Google and has notified Google of its intention to purchase the 5% equity interest.
     AOL’s Access Services business offers an online subscription service to consumers that includes dial-up Internet access. AOL continued to experience declines during the first quarter of 2009 in the number of its U.S. subscribers and related revenues, due primarily to AOL’s decisions to focus on its advertising business and offer most of its services (other than Internet access) for free to support the advertising business, AOL’s significant reduction of subscriber acquisition and retention efforts, and the industry-wide decline of the dial-up ISP business and growth in the broadband Internet access business. U.S. subscribers declined 0.6 million in each of the three-month periods ended March 31, 2009 and 2008. The decline in subscribers has had an adverse impact on AOL’s Subscription revenues, and the Company expects the total number of subscribers to continue to decline. AOL’s Advertising revenues associated with the AOL Network, in large part, are generated from the activity of current and former AOL subscribers. Therefore, the decline in subscribers also could have an adverse impact on AOL’s Advertising revenues generated on the AOL Network to the extent that subscribers canceling their subscriptions do not maintain their relationship with and usage of the AOL Network.
Recent Developments
TWC Separation from Time Warner and Reverse Stock Split of Time Warner Common Stock
     On March 12, 2009 (the “Distribution Record Date”), the Company disposed of all of its shares of TWC common stock. The disposition was made pursuant to a separation agreement entered into on May 20, 2008, among Time Warner, TWC and certain of their subsidiaries (the “Separation Agreement”) for the purpose of achieving the legal and structural separation of TWC from Time Warner (the “TWC Separation”). The TWC Separation was effected as a pro rata dividend of all shares of TWC common stock held by Time Warner in a spin-off (the “Distribution”) to Time Warner stockholders.
     Prior to the Distribution Record Date, on March 12, 2009, TWC, in accordance with the terms of the Separation Agreement, paid a special cash dividend of $10.27 per share to all holders of TWC Class A Common Stock and TWC Class B Common Stock as of the close of business on March 11, 2009 (aggregating $10.856 billion) (the “Special Dividend”) that resulted in the receipt by Time Warner of $9.253 billion.
     With the completion of the TWC Separation, the Company disposed of the Cable segment in its entirety. Accordingly, the Company has presented the financial condition and results of operations of the Cable segment as discontinued operations in the accompanying consolidated financial statements for all periods presented.
     In connection with the TWC Separation, the Company implemented a 1-for-3 reverse stock split on March 27, 2009.
     In addition, in connection with the TWC Separation, and as provided for in the Company’s equity plans, the number of stock options, restricted stock units (“RSUs”) and target performance stock units (“PSUs”) outstanding at the Distribution Record Date and the exercise prices of such stock options were adjusted to maintain the fair value of those awards. The changes in the number of equity awards and the exercise prices were determined by comparing the fair value of such awards immediately prior to the TWC Separation to the fair value of such awards immediately after the TWC Separation. Accordingly, each equity award outstanding as of the Distribution Record Date was increased by multiplying the size of such award by 1.35, while the per share exercise price of each stock option was decreased by dividing by 1.35. This adjustment resulted in an increase of approximately 50 million equity awards (comprised of 46 million stock options and 4 million RSUs). The modifications to the outstanding equity awards were made pursuant to existing antidilution provisions in the Company’s equity plans, and did not result in any additional compensation expense. In addition, all such awards were further adjusted for the effect of the Company’s reverse stock split.
     Under the terms of Time Warner’s equity plans and related award agreements, as a result of the TWC Separation, TWC employees who held Time Warner equity awards were treated at the time of the TWC Separation as if their employment with Time Warner was terminated without cause at the time of the separation. For most TWC employees, this treatment resulted in the forfeiture of unvested stock options and shortened exercise periods for vested stock options and pro rata vesting of the next installment of (and forfeiture of the remainder of) the RSU awards.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Repayment and Termination of $2.0 Billion Term Facility
     On March 17, 2009, the Company used a portion of the proceeds it received from the Special Dividend to repay in full the $2.0 billion outstanding (plus accrued interest) under its unsecured term loan facility with a maturity date of January 8, 2011 (the “Term Facility”) and terminated the Term Facility. Time Warner did not incur any early termination or prepayment penalties in connection with the termination of the Term Facility.
Termination of Supplemental Credit Agreement
     On March 12, 2009, TWC borrowed the full committed amount of $1.932 billion under its unsecured term loan credit facility entered into on June 30, 2008 (the “TWC Bridge Facility”), all of which was used to pay a portion of the Special Dividend. On March 26, 2009, TWC completed an offering of $3.0 billion in aggregate principal amount of debt securities and used a portion of the net proceeds from the offering to prepay in full the outstanding loans and all other amounts due under the TWC Bridge Facility, and the TWC Bridge Facility was terminated in accordance with its terms. Concurrently with the termination of the TWC Bridge Facility and pursuant to the terms of the $1.535 billion credit agreement (the “Supplemental Credit Agreement”) between the Company (as lender) and TWC (as borrower) for a two-year senior unsecured supplemental term loan facility (the “Supplemental Credit Facility”), on March 26, 2009, TWC terminated the commitments of Time Warner under the Supplemental Credit Facility, and the Supplemental Credit Agreement was terminated in accordance with its terms.
CME Investment
     On March 23, 2009, the Company announced that it had entered into an agreement to acquire an approximately 31% interest in Central European Media Enterprises Ltd. (“CME”), a broadcasting company operating leading networks in seven Central and Eastern European countries, for an investment of $242 million in cash. In connection with this investment, Time Warner has agreed to allow CME founder and Non-Executive Chairman Ronald S. Lauder to vote Time Warner’s shares of CME for at least four years, subject to certain exceptions. Also, Mr. Lauder has agreed to support Time Warner’s appointment of two designees to CME’s board of directors. In addition to being subject to customary closing conditions, the closing of the investment is subject to a vote of CME’s shareholders and certain regulatory approvals, and Mr. Lauder has committed to vote the shares he controls in favor of the transaction. The transaction is expected to close in the second quarter of 2009. See Note 2 to the accompanying consolidated financial statements.
RESULTS OF OPERATIONS
Changes in Basis of Presentation
     As discussed more fully in Note 1 to the accompanying consolidated financial statements, the 2008 financial information has been recast so that the basis of presentation is consistent with that of the 2009 financial information. This recast reflects (i) the financial condition and results of operations of TWC as discontinued operations for all periods presented, (ii) the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“FAS 160”), (iii) the adoption of FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”), and (iv) the 1-for-3 reverse stock split of the Company’s common stock that became effective on March 27, 2009.
Recent Accounting Standards
     See Note 1 to the accompanying consolidated financial statements for a discussion of accounting standards adopted during the three months ended March 31, 2009 and recent accounting standards not yet adopted.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Significant Transactions and Other Items Affecting Comparability
     As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by significant transactions and certain other items in each period as follows (millions):

	Three Months Ended March 31,
	2009	2008
		(recast)
Amounts related to securities litigation and government investigations	$(7)	$(4)

Impact on Operating Income	(7)	(4)

Investment losses, net	(13)	(36)
Costs related to the separation of TWC	(5)	(1)

Pretax impact	(25)	(41)
Income tax impact of above items	6	7
Tax items related to TWC	24	—

After-tax impact	5	(34)
Noncontrolling interest impacts	5	—

Impact of items on income from continuing operations attributable to Time Warner Inc. shareholders	$10	$(34)

     In addition to the items affecting comparability above, the Company incurred restructuring costs of $94 million and $142 million during the three months ended March 31, 2009 and 2008, respectively. For further discussions of restructuring costs, refer to the “Consolidated Results” and “Business Segment Results” discussions.
Amounts Related to Securities Litigation
     The Company recognized legal and other professional fees related to the defense of various shareholder lawsuits totaling $7 million and $4 million for the three months ended March 31, 2009 and 2008, respectively.
Investment Losses, Net
     For the three months ended March 31, 2009, the Company recognized $13 million of miscellaneous investment losses.
     For the three months ended March 31, 2008, the Company recognized a $26 million impairment on the Company’s investment in Eidos plc (formerly SCi Entertainment Group plc) and $10 million of losses resulting from market fluctuations in equity derivative instruments.
Costs Related to the Separation of TWC
     For the three months ended March 31, 2009 and 2008, the Company incurred pretax direct transaction costs (e.g., legal and professional fees) related to the separation of TWC of $5 million and $1 million, respectively, which have been reflected in other income (loss), net in the accompanying consolidated statement of operations.
Income Tax Impact and Tax Items Related to TWC
     The income tax impact reflects the estimated tax or tax benefit associated with each item affecting comparability. Such estimated taxes or tax benefits vary based on certain factors, including the taxability or deductibility of the items and foreign tax on certain gains. For the three months ended March 31, 2009, the Company also recognized approximately $24 million of tax benefits attributable to the impact of certain state tax law changes on TWC net deferred tax liabilities.
Noncontrolling Interest Impact
     For the three months ended March 31, 2009, the $5 million noncontrolling interest item affecting comparability reflects the minority owner’s share of the tax provision related to changes in certain state tax laws.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008
Consolidated Results
     The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations.
     Revenues. The components of revenues are as follows (millions):

	Three Months Ended March 31,
	2009	2008	% Change
		(recast)
Subscription	$2,559	$2,608	(2%)
Advertising	1,540	1,828	(16%)
Content	2,636	2,809	(6%)
Other	210	225	(7%)

Total revenues	$6,945	$7,470	(7%)

     The decrease in Subscription revenues for the three months ended March 31, 2009 was primarily related to declines at the AOL and Publishing segments, offset partially by an increase at the Networks segment. The decline at the AOL segment resulted primarily from a decrease in the number of domestic AOL brand subscribers. The decline at the Publishing segment was due to decreases at IPC resulting principally from the effect of foreign exchange rates as well as lower revenues from domestic subscription renewals due to the effect of the current economic environment and lower revenues as a result of softening domestic newsstand sales due to the effect of the current economic environment and wholesaler disruptions. The increase in Subscription revenues at the Networks segment was due primarily to higher subscription rates at both Turner and HBO and the effect of the consolidation of HBO LAG.
     The decrease in Advertising revenues for the three months ended March 31, 2009 was primarily due to declines at the Publishing and AOL segments and to a lesser degree declines at the Networks segment. The decrease at the Publishing segment was due to declines in domestic print Advertising revenues, international print Advertising revenues, including the effect of foreign exchange rates at IPC, custom publishing revenues and online revenues, primarily reflecting the current weak economic conditions and increased competition for advertising dollars. The decrease at the AOL segment was due to declines in Advertising revenues on the Third Party Network and display advertising on the AOL Network, primarily as a result of weakening global economic conditions, which contributed to lower demand from a number of advertiser categories and downward pricing pressure on advertising inventory, as well as declines in paid search advertising primarily due to decreases in search query volume on certain AOL Network properties.
     The decrease in Content revenues for the three months ended March 31, 2009 was principally related to a decline at the Filmed Entertainment segment, mainly due to a decrease in theatrical product revenues, partially offset by an increase in television product revenues.
     Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”
     Costs of Revenues. For the three months ended March 31, 2009 and 2008, costs of revenues totaled $3.880 billion and $4.167 billion, respectively, and, as a percentage of revenues, were 56% for each period. The segment variations are discussed in detail in “Business Segment Results.”
     Selling, General and Administrative Expenses. For the three months ended March 31, 2009 and 2008, selling, general and administrative expenses decreased 5% to $1.652 billion in 2009 from $1.732 billion in 2008, primarily related to decreases at the Filmed Entertainment and AOL segments, partially offset by increases at the Networks segment. The segment variations are discussed in detail in “Business Segment Results.”
     Included in costs of revenues and selling, general and administrative expenses is depreciation expense, which decreased to $236 million for the three months ended March 31, 2009 from $247 million for the three months ended March 31, 2008, primarily reflecting a decline at the AOL segment due to a reduction in network assets due to subscriber declines.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Amortization Expense. Amortization expense increased 3% to $121 million for the three months ended March 31, 2009 from $118 million for the three months ended March 31, 2008.
     Restructuring Costs. For the three months ended March 31, 2009, the Company incurred restructuring costs of $94 million, primarily related to various employee terminations and other exit activities, including $58 million at the AOL segment, $37 million at the Filmed Entertainment segment and a $1 million reversal at the Publishing segment.
     The Company incurred restructuring costs for the three months ended March 31, 2008 of $142 million, primarily related to various employee terminations and other exit activities, including $116 million at the Filmed Entertainment segment, $10 million at the Publishing segment, $9 million at the AOL segment and $7 million at the Corporate segment.
     Operating Income. Operating Income decreased to $1.198 billion for the three months ended March 31, 2009 from $1.311 billion for the three months ended March 31, 2008. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $7 million and $4 million of expense for the three months ended March 31, 2009 and 2008, respectively, Operating Income decreased $110 million, primarily reflecting declines at the AOL and Publishing segments, partially offset by increases at the Networks and Filmed Entertainment segments. The segment variations are discussed under “Business Segment Results.”
     Interest Expense, Net. Interest expense, net, decreased to $312 million for the three months ended March 31, 2009 from $347 million for the three months ended March 31, 2008. The decrease in interest expense, net for the three months ended March 31, 2009 is due to lower average interest rates and lower average net debt.
     Other Loss, Net. Other loss, net detail is shown in the table below (millions):

	Three Months Ended March 31,
	2009	2008
		(recast)
Investment losses, net	$(13)	$(36)
Loss from equity-method investees	(23)	(13)
Other	(3)	(10)

Other loss, net	$(39)	$(59)

     The changes in investment losses, net are discussed under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of investment losses, net, the change in other loss, net was primarily due to an increase in losses from equity-method investees, partly offset by lower securitization expenses.
     Income Tax Provision. Income tax expense from continuing operations was $288 million for the three months ended March 31, 2009 compared to $345 million for the three months ended March 31, 2008. The Company’s effective tax rate for continuing operations was 34% for the three months ended March 31, 2009 compared to 38% for the three months ended March 31, 2008. The change was primarily due to changes in certain state tax laws in the first quarter of 2009 principally related to TWC.
     Income from Continuing Operations. Income from continuing operations was $559 million for the three months ended March 31, 2009 compared to $560 million for the three months ended March 31, 2008. Basic and diluted income per common share from continuing operations were both $0.46 in 2009 and 2008. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $10 million of income and $34 million of expense, net in 2009 and 2008, respectively, income from continuing operations decreased by $45 million, primarily reflecting lower Operating Income, partially offset by lower interest expense and lower tax expense, all as noted above.
     Discontinued Operations, Net of Tax. The financial results for the three months ended March 31, 2009 and 2008 included the impact of treating the results of operations and financial condition of TWC as discontinued operations. Discontinued operations, net of tax decreased to $131 million for the three months ended March 31, 2009 from $262 million for the three months ended March 31, 2008. The current year included results for the period from January 1, 2009 through March 12, 2009, the Distribution Record Date, as compared to a full three-month period in 2008. In addition, discontinued operations, net of tax for the three months ended March 31, 2009 and 2008 included direct transaction costs (e.g., legal and professional fees) related to the separation of TWC of $75 million and $2 million, respectively. For additional information, see Note 2 to the accompanying consolidated financial statements.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests was $29 million and $51 million, respectively, for the three months ended March 31, 2009 and 2008.
     Net Income Attributable to Time Warner Inc. shareholders and Net Income Per Common Share Attributable to Time Warner Inc. common shareholders. Net income attributable to Time Warner Inc. shareholders was $661 million for the three months ended March 31, 2009 compared to $771 million for the three months ended March 31, 2008. Basic and diluted net income per common share attributable to Time Warner Inc. common shareholders were both $0.55 in 2009 compared to $0.65 and $0.64, respectively, in 2008.
Business Segment Results
     Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three months ended March 31, 2009 and 2008 are as follows (millions):

	Three Months Ended March 31,
	2009	2008	% Change
Revenues:
Subscription	$1,850	$1,695	9%
Advertising	723	739	(2%)
Content	205	213	(4%)
Other	30	12	150%

Total revenues	2,808	2,659	6%
Costs of revenues(a)	(1,263)	(1,257)	—
Selling, general and administrative(a)	(481)	(444)	8%

Operating Income before Depreciation and Amortization	1,064	958	11%
Depreciation	(86)	(78)	10%
Amortization	(18)	(6)	200%

Operating Income	$960	$874	10%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The increase in Subscription revenues was due primarily to higher subscription rates at both Turner and HBO and the impact of the consolidation of HBO LAG.
     The decrease in Advertising revenues was driven mainly by Turner’s international networks, including the negative effect of foreign exchange rates, and, to a lesser extent, a decline in Turner’s domestic entertainment networks, reflecting weakened demand. The Company anticipates that achieving Advertising revenue growth for the remainder of 2009 at the Networks segment will continue to be challenging due to the difficult economic environment.
     Costs of revenues were essentially flat as an increase in programming costs was offset by lower newsgathering costs, primarily reflecting the absence in the first quarter of 2009 of the prior year quarter’s election-related costs. Programming costs increased 2% to $925 million for the three months ended March 31, 2009 from $907 million for the three months ended March 31, 2008 due primarily to higher original programming costs at Turner and the impact of the consolidation of HBO LAG, partly offset by lower sports programming costs at Turner, particularly related to NBA programming. In addition, programming costs for the three months ended March 31, 2009 and 2008 included $5 million and $21 million, respectively, of charges related to decisions to not proceed with certain original programming. Costs of revenues as a percentage of revenues were 45% and 47% for the three months ended March 31, 2009 and 2008, respectively.
     The increase in selling, general and administrative expenses was due primarily to increased costs related to the consolidation of HBO LAG and higher marketing expenses.
     Operating Income before Depreciation and Amortization increased primarily due to an increase in revenues, partially offset by an increase in selling, general and administrative expenses. Operating Income increased primarily due to the increase in Operating Income before Depreciation and Amortization, partly offset by higher amortization primarily related to the consolidation of HBO LAG.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the three months ended March 31, 2009 and 2008 are as follows (millions):

	Three Months Ended March 31,
	2009	2008	% Change
Revenues:
Subscription	$9	$10	(10%)
Advertising	14	15	(7%)
Content	2,553	2,753	(7%)
Other	57	62	(8%)

Total revenues	2,633	2,840	(7%)
Costs of revenues(a)	(1,879)	(1,975)	(5%)
Selling, general and administrative(a)	(409)	(469)	(13%)
Restructuring costs	(37)	(116)	(68%)

Operating Income before Depreciation and Amortization	308	280	10%
Depreciation	(40)	(41)	(2%)
Amortization	(54)	(56)	(4%)

Operating Income	$214	$183	17%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Content revenues primarily include theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three months ended March 31, 2009 and 2008 are as follows (millions):

	Three Months Ended March 31,
	2009	2008	% Change
Theatrical product:
Theatrical film	$486	$509	(5%)
Home video and electronic delivery	477	810	(41%)
Television licensing	382	400	(5%)
Consumer products and other	31	35	(11%)

Total theatrical product	1,376	1,754	(22%)

Television product:
Television licensing	823	671	23%
Home video and electronic delivery	157	160	(2%)
Consumer products and other	61	59	3%

Total television product	1,041	890	17%

Other	136	109	25%

Total Content revenues	$2,553	$2,753	(7%)

     The decrease in theatrical film revenues for the three months ended March 31, 2009 was due to difficult comparisons to the three months ended March 31, 2008. Revenues in the first quarter of 2009 included the releases of Watchmen and He’s Just Not That Into You as well as carryover revenues from Gran Torino, The Curious Case of Benjamin Button and Yes Man. Revenues in the first quarter of 2008 included the releases of 10,000 B.C. and Fool’s Gold, as well as carryover revenues from I Am Legend and The Bucket List. Theatrical product revenues from home video and electronic delivery decreased for the three months ended March 31, 2009 primarily due to fewer significant titles in the first quarter of 2009, including Body of Lies and Nights in Rodanthe, compared to the first quarter of 2008, which included I Am Legend, Michael Clayton and The Brave One. Theatrical product revenues from television licensing decreased for the three months ended March 31, 2009 due primarily to the timing and quantity of availabilities.
     Television product licensing fees increased primarily due to fewer network deliveries in the first quarter of 2008 as a result of the Writers Guild of America (East and West) strike, which was settled in February 2008, partially offset by a difficult comparison to the first quarter 2008 off-network license fees from Seinfeld.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The increase in other Content revenues was due primarily to revenues from the interactive video game release of F.E.A.R. 2: Project Origin as well as the expansion of the distribution of interactive video games.
     The decrease in costs of revenues resulted primarily from lower theatrical advertising and print costs due primarily to the timing, quantity and mix of films released and lower merchandise and related costs associated with a decline in home video and electronic delivery revenues, partially offset by higher film costs ($1.267 billion in 2009 compared to $1.152 billion in 2008). Included in film costs are net pre-release theatrical film valuation adjustments, which increased to $31 million for the three months ended March 31, 2009 from $9 million for the three months ended March 31, 2008. In addition, in the first quarter of 2008, the Company recognized approximately $50 million in participation expense related to current claims on films released in prior periods. Costs of revenues as a percentage of revenues were 71% and 70% in the first quarter of 2009 and 2008, respectively, reflecting the quantity and mix of products released.
     The decrease in selling, general and administrative expenses was primarily the result of lower employee costs resulting from the operational reorganization of the New Line business as well as lower distribution expenses primarily associated with the decline in home video and electronic delivery revenues.
     Beginning in the first quarter of 2009, Warner Bros. commenced a significant restructuring, primarily consisting of headcount reductions and the outsourcing of certain functions to an external service provider. As a result, the Company incurred restructuring charges of $37 million during the three months ended March 31, 2009 and expects to incur additional restructuring charges ranging from $40 million to $60 million during the remainder of 2009. The three months ended March 31, 2008 included restructuring charges of $116 million primarily related to involuntary employee terminations in connection with the operational reorganization of the New Line business.
     Operating Income before Depreciation and Amortization and Operating Income increased primarily due to lower costs of revenues, restructuring costs and selling, general and administrative expenses, partly offset by a decrease in revenues and the negative effect of foreign exchange rates.
     Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income (Loss) of the Publishing segment for the three months ended March 31, 2009 and 2008 are as follows (millions):

	Three Months Ended March 31,
	2009	2008	% Change

Revenues:
Subscription	$307	$365	(16%)
Advertising	383	550	(30%)
Content	19	12	58%
Other	97	118	(18%)

Total revenues	806	1,045	(23%)
Costs of revenues(a)	(329)	(424)	(22%)
Selling, general and administrative(a)	(466)	(466)	—
Restructuring costs	1	(10)	(110%)

Operating Income before Depreciation and Amortization	12	145	(92%)
Depreciation	(31)	(34)	(9%)
Amortization	(13)	(18)	(28%)

Operating Income (Loss)	$(32)	$93	(134%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Subscription revenues declined primarily due to decreases at IPC resulting principally from the effect of foreign exchange rates as well as lower revenues from domestic subscription renewals due to the effect of the current economic environment and lower revenues as a result of softening domestic newsstand sales due to the effect of the current economic environment and wholesaler disruptions. The Company anticipates that foreign exchange rates and the economic environment will continue to adversely affect Subscription revenues during the remainder of 2009.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Advertising revenues decreased due to declines in domestic print Advertising revenues, international print Advertising revenues, including the effect of foreign exchange rates at IPC, custom publishing revenues and online revenues primarily reflecting the current weak economic conditions and increased competition for advertising dollars. The Company currently anticipates that Advertising revenues at the Publishing segment for the remainder of 2009 will decline compared to the similar period in 2008, reflecting primarily the effect of the current economic environment.
     Other revenues decreased due primarily to decreases at the non-magazine businesses, including Synapse and Southern Living At Home, partially offset by the effect of the acquisition of QSP.
     Costs of revenues decreased 22% and, as a percentage of revenues, were 41% for both the three months ended March 31, 2009 and 2008. Costs of revenues for the magazine and online businesses include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased 22% to $305 million for the three months ended March 31, 2009 from $389 million for the three months ended March 31, 2008, primarily due to cost savings initiatives, lower printing and paper costs related to a decline in volume and lower costs at IPC due primarily to the effect of foreign exchange rates. In addition, costs of revenues at the non-magazine businesses declined as a result of lower revenues.
     Selling, general and administrative expenses were flat as cost savings initiatives, lower marketing expenses and a decrease at IPC due primarily to the effect of foreign exchange rates were offset by costs associated with the acquisition of QSP, an $18 million increase in bad debt reserves related to a newsstand wholesaler and higher pension expense.
     The results for the three months ended March 31, 2009 and 2008 included a $1 million reversal and $10 million of restructuring costs, respectively, primarily related to severance costs associated with continuing efforts to streamline operations.
     Operating Income before Depreciation and Amortization and Operating Income (Loss) decreased due primarily to lower revenues, partially offset by a decrease in costs of revenues.
     The Company anticipates that, excluding the 2008 asset impairments, Operating Income before Depreciation and Amortization and Operating Income (Loss) at the Publishing segment for 2009 will be less than that achieved during 2008, primarily resulting from the expected declines in Advertising revenues.
     AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three months ended March 31, 2009 and 2008 are as follows (millions):

	Three Months Ended March 31,
	2009	2008	% Change

Revenues:
Subscription	$393	$539	(27%)
Advertising	443	552	(20%)
Other	31	37	(16%)

Total revenues	867	1,128	(23%)
Costs of revenues(a)	(426)	(544)	(22%)
Selling, general and administrative(a)	(128)	(170)	(25%)
Restructuring costs	(58)	(9)	NM

Operating Income before Depreciation and Amortization	255	405	(37%)
Depreciation	(69)	(83)	(17%)
Amortization	(36)	(38)	(5%)

Operating Income	$150	$284	(47%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The decline in Subscription revenues was primarily due to a decrease in the number of domestic AOL brand subscribers.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The number of domestic AOL brand subscribers was 6.3 million, 6.9 million and 8.7 million as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively. The average revenue per domestic AOL brand subscriber (“ARPU”) was $18.48 and $18.29 for the three months ended March 31, 2009 and 2008, respectively. AOL includes in its subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service. Individuals who have registered for the free AOL service, including subscribers who have migrated from paid subscription plans, are not included in the AOL brand subscriber numbers presented above.
     The continued decline in domestic subscribers is the result of a number of factors, including the effects of AOL’s strategy, which has resulted in the migration of subscribers to the free AOL services, declining registrations for the paid service in response to AOL’s significantly reduced marketing efforts and increased competition from broadband access providers. The increase in ARPU for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was due primarily to price increases for lower-priced plans, partially offset by a shift in the subscriber mix to lower-priced plans.
     Advertising services include display advertising (which includes certain types of impression-based and performance-driven advertising) and paid-search advertising, both domestically and internationally, which are provided on both the AOL Network and the Third Party Network. The components of Advertising revenues for the three months ended March 31, 2009 and 2008 are as follows (millions):

	Three Months Ended March 31,
	2009	2008	% Change

AOL Network:
Display	$158	$191	(17%)
Paid-search	152	173	(12%)

Total AOL Network	310	364	(15%)

Third Party Network	133	188	(29%)

Total Advertising revenues	$443	$552	(20%)

     The decrease in display Advertising revenues generated on the AOL Network was primarily due to weakening global economic conditions, which contributed to lower demand from a number of advertiser categories and downward pricing pressure on advertising inventory. The decrease in paid-search Advertising revenues on the AOL Network, which are generated primarily through AOL’s strategic relationship with Google, was attributable primarily to decreases in search query volume on certain AOL Network properties.
     The decrease in Advertising revenues on the Third Party Network was primarily due to weakening global economic conditions, which contributed to lower demand from a number of advertiser categories and downward pricing pressure on advertising inventory. In addition, the decline in Advertising revenues on the Third Party Network included a decrease of $16 million due to a change in the relationship with a major customer of Platform-A Inc. Revenues associated with this relationship were $1 million for the three months ended March 31, 2009 compared to $17 million for the three months ended March 31, 2008. Total revenues from this customer for the year ended December 31, 2008 were $26 million.
     Total Advertising revenues for the three months ended March 31, 2009 decreased $64 million from the three months ended December 31, 2008, reflecting decreases in display and paid-search Advertising revenues on the AOL Network as well as a decrease in Advertising revenues on the Third Party Network. The decline in both display Advertising revenues on the AOL Network and Advertising revenues on the Third Party Network reflected weak economic conditions resulting in lower demand from a number of advertiser categories, seasonality and a loss of Advertising revenues from certain customers, while the decline in paid-search Advertising revenues was primarily due to lower revenues per search query on certain AOL Network properties.
     The Company expects Advertising revenues at the AOL segment for the remainder of 2009 to be less than those generated during the similar period of 2008, primarily reflecting weak economic conditions.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Costs of revenues decreased 22%, and, as a percentage of revenues, were 49% and 48% for the three months ended March 31, 2009 and 2008, respectively. Costs of revenues decreased primarily due to declines in TAC, and to a lesser extent declines in personnel-related costs primarily associated with reduced headcount. TAC consists of the costs of acquiring third-party online advertising inventory and costs incurred in connection with distributing AOL’s free products or services or otherwise directing traffic to the AOL Network. For the three months ended March 31, 2009, TAC decreased 30% to $133 million in 2009 from $191 million in 2008, due primarily to the decrease in Advertising revenues on the Third Party Network and to a lesser extent declines in new product distribution costs.
     Selling, general and administrative expenses decreased 25% to $128 million for the three months ended March 31, 2009, reflecting a reduction in direct marketing costs primarily due to reduced subscriber acquisition marketing and lower consulting costs.
     In the first quarter of 2009, in an effort to better position its Global Web Services business, AOL undertook a significant restructuring. As a result, for the three months ended March 31, 2009, the Company incurred restructuring charges of $58 million primarily related to involuntary employee terminations and facility closures, and currently expects to incur up to an additional $90 million in restructuring charges during the remainder of 2009. The results for the three months ended March 31, 2008 also included net restructuring charges of $9 million primarily related to involuntary employee terminations and facility closures.
     Operating Income before Depreciation and Amortization decreased due primarily to a decline in revenues, partially offset by lower costs of revenues and selling, general and administrative expenses. Operating Income decreased due primarily to the decrease in Operating Income before Depreciation and Amortization, as discussed above, partially offset by a decrease in depreciation expense as a result of a reduction in network assets due to subscriber declines.
     Excluding the fourth quarter 2008 asset impairments, the Company anticipates that Operating Income before Depreciation and Amortization and Operating Income at the AOL segment during the remainder of 2009 will be less than that generated during the similar period of 2008, primarily resulting from continuing declines in Subscription and Advertising revenues as well as the effect of the current year restructuring activities.
     Corporate. Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the three months ended March 31, 2009 and 2008 are as follows (millions):

	Three Months Ended March 31,
	2009	2008	% Change

Selling, general and administrative(a)	$(84)	$(96)	(13%)
Restructuring costs	—	(7)	100%

Operating Loss before Depreciation and Amortization	(84)	(103)	(18%)
Depreciation	(10)	(11)	(9%)

Operating Loss	$(94)	$(114)	(18%)

(a)	Selling, general and administrative expenses exclude depreciation.
     The results for the three months ended March 31, 2008 included $7 million of restructuring costs, due primarily to involuntary employee terminations as a result of the Company’s cost savings initiatives at the Corporate segment.
     Excluding the restructuring costs noted above, Operating Loss before Depreciation and Amortization and Operating Loss decreased due primarily to lower corporate costs, related primarily to the cost savings initiatives, partially offset by an increase in legal and other professional fees related to the defense of various shareholder lawsuits.
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments and the remainder of its $5 billion common stock repurchase program. Time Warner’s sources of cash include cash provided by operations, cash and equivalents on hand, available borrowing capacity under its committed credit facility and commercial paper program and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
access to capital markets. Time Warner’s unused committed capacity at March 31, 2009 was $13.955 billion, including $7.115 billion of cash and equivalents.
     As discussed in “Recent Developments,” as part of the TWC Separation, the Company received $9.253 billion as its portion of the Special Dividend paid by TWC.
     In late January 2009, Google exercised its right to request that AOL register Google’s 5% equity interest for sale in an initial public offering. Time Warner has the right, but not the obligation, to purchase Google’s equity interest for cash or shares of Time Warner common stock based on the appraised fair market value of the equity interest in lieu of conducting an initial public offering. The Company is in discussions with Google and has notified Google of its intention to purchase the 5% equity interest.
Current Financial Condition
     At March 31, 2009, Time Warner had $17.482 billion of debt, $7.115 billion of cash and equivalents (net debt of $10.367 billion, defined as total debt less cash and equivalents) and $35.786 billion of shareholders’ equity, compared to $21.955 billion of debt, $1.233 billion of cash and equivalents (net debt of $20.722 billion, defined as total debt less cash and equivalents) and $42.288 billion of shareholders’ equity at December 31, 2008.
     The following table shows the significant items contributing to the decrease in consolidated net debt from December 31, 2008 to March 31, 2009 (millions):

Balance at December 31, 2008	$20,722
Cash provided by operations from continuing operations	(1,425)
Capital expenditures and product development costs	134
Dividends paid to common stockholders	226
Investments and acquisitions, net(a)	52
Proceeds from the sale of investments(a)	(117)
Proceeds from the Special Dividend(b)	(9,253)
All other, net	28

Balance at March 31, 2009(c)	$10,367

(a)	Refer to “Investing Activities” below for further detail.
(b)	Refer to “Financing Activities” below for further detail.
(c)	Included in the net debt balance is $30 million that represents the net unamortized fair value adjustment recognized as a result of the merger of AOL and Historic TW Inc.
     Time Warner had a shelf registration statement (the “Registration Statement”) on file with the Securities and Exchange Commission (the “SEC”) since November 8, 2006 that allowed it to offer and sell from time to time debt securities, preferred stock, common stock and/or warrants to purchase debt and equity securities. As a result of the Company’s $13.955 billion of unused committed capacity at March 31, 2009 and the anticipated expiration in early November 2009 of the Registration Statement, the Company determined it no longer needed the Registration Statement. Accordingly, on April 24, 2009, the Company and the subsidiary guarantors under the Registration Statement submitted filings to the SEC that suspended the reporting obligations with respect to the debt securities (and related guarantees) that were offered and sold pursuant to the Registration Statement and deregistered the securities covered under the Registration Statement that were available for offer and sale.
     The Company has historically invested a portion of its cash on hand in money market funds, including The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the morning of September 15, 2008, the Company requested a full redemption of its approximately $330 million investment in The Reserve Fund, but the redemption request was not honored. On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to an SEC order requested by The Reserve Fund so that an orderly liquidation could be effected. Through April 28, 2009, the Company has received $297 million from The Reserve Fund representing its pro rata share of partial distributions made by The Reserve Fund. The Company has not been informed as to when the remaining amount will be returned. In February 2009, The Reserve Fund announced that it would set aside an initial amount of $3.5 billion to defend against certain legal actions. The Company has filed a claim against The Reserve Fund demanding repayment of the remaining amount of its

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
full investment. As a result of the status of The Reserve Fund, the Company has classified its receivable from The Reserve Fund at March 31, 2009 as other current assets on the Company’s consolidated balance sheet.
     On July 26, 2007, Time Warner’s Board of Directors authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through April 28, 2009, the Company has repurchased approximately 51 million shares of common stock for approximately $2.8 billion, pursuant to trading programs under Rule 10b5-1 of the Exchange Act (Note 6).
     On November 13, 2009, Time Warner’s floating rate notes due November 13, 2009 (aggregate principal amount of $2.000 billion) will mature.
Cash Flows
     Cash and equivalents increased by $5.882 billion, including $2 million of cash used by discontinued operations, and $92 million, including $3 million of cash used by discontinued operations, for the three months ended March 31, 2009 and 2008, respectively. Components of these changes are discussed below in more detail.
Operating Activities from Continuing Operations
     Details of cash provided by operations from continuing operations are as follows (millions):

	Three Months Ended March 31,
	2009	2008
		(recast)

Operating Income	$1,198	$1,311
Depreciation and amortization	357	365
Net interest payments(a)	(128)	(200)
Net income taxes paid(b)	(52)	(63)
Noncash equity-based compensation	71	75
Domestic pension plan contributions	(8)	(103)
Merger-related and restructuring payments, net of accruals(c)	(8)	78
All other, net, including working capital changes	(5)	153

Cash provided by operations from continuing operations	$1,425	$1,616

(a)	Includes interest income received of $11 million and $22 million in 2009 and 2008, respectively.
(b)	Includes income tax refunds received of $44 million and $7 million in 2009 and 2008, respectively.
(c)	Includes payments for merger-related and restructuring costs and payments for certain other merger-related liabilities, net of accruals.
     Cash provided by operations from continuing operations decreased to $1.425 billion in 2009 from $1.616 billion in 2008. The decrease in cash provided by operations from continuing operations was related primarily to a decrease in operating income and a decline in cash provided by working capital, partially offset by a decline in net interest payments and domestic pension plan contributions. The components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The change in working capital between periods primarily reflects lower cash collections on receivables and the timing of payments for production spending, accounts payable and accrued liabilities.
     As of March 31, 2009, certain of the Company’s domestic defined benefit pension plans were funded by assets in a pension trust totaling $1.556 billion compared to $1.702 billion as of December 31, 2008. Between January 1, 2009 and March 31, 2009, the Company’s plan assets have experienced market losses of approximately 7%. The Company did not make any discretionary cash contributions to its defined benefit plans during the three months ended March 31, 2009. Subject to market conditions and other considerations, the Company may make discretionary cash contributions during the remainder of the year.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Investing Activities from Continuing Operations
     Details of cash provided (used) by investing activities from continuing operations are as follows (millions):

	Three Months Ended March 31,
	2009	2008
		(recast)

Investments in available-for-sale securities	$(2)	$—
Investments and acquisitions, net of cash acquired:
buy.at	—	(124)
All other	(50)	(129)
Capital expenditures and product development costs	(134)	(146)
Special Dividend received from TWC	9,253	—
All other investment and asset sale proceeds	117	30

Cash provided (used) by investing activities from continuing operations	$9,184	$(369)

     Cash provided by investing activities from continuing operations was $9.184 billion for the three months ended March 31, 2009 compared to cash used by investing activities from continuing operations of $369 million for the three months ended March 31, 2008. The change in cash provided (used) by investing activities from continuing operations was primarily due to the receipt of the Special Dividend and a decline in investments and acquisitions.
Financing Activities from Continuing Operations
     Details of cash used by financing activities from continuing operations are as follows (millions):

	Three Months Ended March 31,
	2009	2008
		(recast)
Borrowings(a)	$3,507	$2,112
Debt repayments(a)	(7,986)	(2,716)
Proceeds from exercise of stock options	—	34
Excess tax benefit on stock options	—	2
Principal payments on capital leases	(11)	(10)
Repurchases of common stock	—	(332)
Dividends paid	(226)	(224)
Other financing activities	(9)	(18)

Cash used by financing activities from continuing operations	$(4,725)	$(1,152)

(a)
The Company reflects borrowings under its bank credit agreements on a gross basis in the consolidated statement of cash flows and reflects short-term commercial paper on a net basis, as provided for under FASB Statement No. 95, Statement of Cash Flows.

     Cash used by financing activities from continuing operations increased to $4.725 billion for the three months ended March 31, 2009 from $1.152 billion for the three months ended March 31, 2008. The change in cash used by financing activities from continuing operations was primarily due to an increase in debt repayments. The Company used a portion of the $9.253 billion Special Dividend to repay in full the $2.0 billion three-year unsecured term loan facility (plus accrued interest) and repay all amounts outstanding under the TW Revolving Facility (defined below).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Cash Flows from Discontinued Operations
     Details of cash used by discontinued operations are as follows (millions):

	Three Months Ended March 31,
	2009	2008
		(recast)
Cash provided by operations from discontinued operations	$582	$1,180
Cash used by investing activities from discontinued operations	(622)	(841)
Cash used by financing activities from discontinued operations	(5,224)	(348)
Effect of change in cash and equivalents of discontinued operations	5,262	6

Cash used by discontinued operations	$(2)	$(3)

     Cash used by discontinued operations reflects cash activity of discontinued operations for the period from January 1, 2009 through March 12, 2009, the Distribution Record Date, and for the full three-month period ended March 31, 2008. Cash provided by operations from discontinued operations decreased to $582 million for the three months ended March 31, 2009 from $1.180 billion for the three months ended March 31, 2008, primarily reflecting a change in working capital resulting from the timing of programming payments and cash collections and a decrease in income from discontinued operations, net of tax. Cash used by investing activities from discontinued operations decreased to $622 million for the three months ended March 31, 2009 from $841 million for the three months ended March 31, 2008 due primarily to a decrease in capital expenditures. Cash used by financing activities from discontinued operations increased to $5.224 billion for the three months ended March 31, 2009 from $348 million for the three months ended March 31, 2008 primarily due to the payment of the Special Dividend, partially offset by an increase in borrowings.
Outstanding Debt and Other Financing Arrangements
Outstanding Debt and Committed Financial Capacity
     At March 31, 2009, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $31.497 billion. Of this committed capacity, $13.955 billion was unused and $17.482 billion was outstanding as debt. At March 31, 2009, total committed capacity, outstanding letters of credit, unamortized discount on commercial paper, outstanding debt and total unused committed capacity were as follows (millions):

			Unamortized
			Discount on		Unused
	Committed	Letters of	Commercial	Outstanding	Committed
	Capacity (a)	Credit(b)	Paper	Debt(c)	Capacity(d)
Cash and equivalents	$7,115	$—	$—	$—	$7,115
Bank credit agreement and commercial paper program	6,900	60	—	—	6,840
Floating-rate public debt(d)	2,000	—	—	2,000	—
Fixed-rate public debt	15,227	—	—	15,227	—
Other fixed-rate obligations(e)	255	—	—	255	—

Total	$31,497	$60	$—	$17,482	$13,955

(a)
The bank credit agreement, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted maturity of approximately 11.5 years as of March 31, 2009.

(b)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(c)	Represents principal amounts adjusted for premiums and discounts.
(d)	The Company has classified $2.000 billion in debt of Time Warner due within the next twelve months as short-term in the accompanying consolidated balance sheet.
(e)	Includes debt due within one year of $80 million that relates to capital lease and other obligations.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Repayment and Termination of $2.0 Billion Term Facility
     As discussed in “Recent Developments,” on March 17, 2009, the Company used a portion of the proceeds it received from the Special Dividend to repay in full the $2.0 billion outstanding (plus accrued interest) under the Term Facility and terminated the Term Facility. Time Warner did not incur any early termination or prepayment penalties in connection with the termination of the Term Facility.
Termination of Supplemental Credit Agreement
     As discussed in “Recent Developments,” on March 12, 2009, TWC borrowed the full committed amount of $1.932 billion under the TWC Bridge Facility, all of which was used to pay a portion of the Special Dividend. On March 26, 2009, TWC completed an offering of $3.0 billion in aggregate principal amount of debt securities and used a portion of the net proceeds from the offering to prepay in full the outstanding loans and all other amounts due under the TWC Bridge Facility, and the TWC Bridge Facility was terminated in accordance with its terms. Concurrently with the termination of the TWC Bridge Facility and pursuant to the terms of the Supplemental Credit Agreement, on March 26, 2009, TWC terminated the commitments of Time Warner under the Supplemental Credit Facility, and the Supplemental Credit Agreement was terminated in accordance with its terms.
Amendments to Revolving Facility
     On March 11, 2009, the Company entered into the first and second amendments to the amended and restated credit agreement (the “Revolving Credit Agreement”) for its senior unsecured five-year revolving credit facility (the “Revolving Facility”). The first amendment terminated the $100 million commitment of Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings Inc., which filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in September 2008, reducing the committed amount of the Revolving Facility from $7.0 billion to $6.9 billion. The second amendment, among other things, amended the Revolving Credit Agreement to (i) expand the circumstances under which any other lender under the Revolving Facility would become a Defaulting Lender (as defined in the Revolving Credit Agreement, as amended) and (ii) permit Time Warner to terminate the commitment of any such lender on terms substantially similar to those applicable to LCPI under the first amendment to the Revolving Credit Agreement.
Consent Solicitation
     On April 15, 2009, the Company completed a solicitation of consents (the “Consent Solicitation”) from the holders of the debt securities (the “Securities”) issued by Time Warner Inc. and its subsidiaries under all of the indentures governing the publicly traded debt securities of the Company and its subsidiaries other than the indenture entered into in November 2006 (collectively, the “Indentures”), resulting in the adoption on April 16, 2009 of certain amendments to each Indenture that provide that certain restrictive covenants will not apply (subject to the concurrent or prior issuance of the guarantee by HBO discussed below) to a conveyance or transfer by AOL LLC of its properties and assets substantially as an entirety, unless such conveyance or transfer constitutes a conveyance or transfer of the properties and assets of the issuer and the guarantors under the relevant Indenture and their respective subsidiaries, taken as a whole, substantially as an entirety. As a result of the Consent Solicitation, prior to or concurrently with a conveyance or transfer of AOL LLC’s properties and assets substantially as an entirety, HBO will issue a guarantee of the obligations of Historic TW Inc. (“Historic TW”) (including in its capacity as successor to Time Warner Companies, Inc.), whether as issuer or guarantor, under the Indentures and the Securities. Such guarantee will be issued by HBO only in connection with such a transaction.
Programming Licensing Backlog
     Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $4.1 billion at both March 31, 2009 and December 31, 2008. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment in the amount of $875 million and $967 million at March 31, 2009 and December 31, 2008, respectively.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Customer Credit Risk
     Credit risk in the Company’s businesses originates from sales of various products and services and is dispersed among many different counterparties. At March 31, 2009, no single customer of the Company had a receivable balance that was greater than 5% of the Company’s total net receivables. As a result of the current economic environment, a number of customers that purchase products and services from the Company are experiencing financial challenges (including bankruptcy in some cases). It is possible that some of these customers may not pay amounts owed or expected. It is also possible that these customers or others may not have the financial means to purchase the Company’s products or services in the future. If these events occur, they could have an adverse impact on the Company’s operating results and cash flows.
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
     This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future trends in revenues, Operating Income before Depreciation and Amortization, Operating Income and cash from operations. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.
     Various factors could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and cause Time Warner’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2008 Form 10-K and in Time Warner’s other filings made from time to time with the SEC after the date of this report. In addition, Time Warner operates in highly competitive, consumer and technology-driven and rapidly changing media, entertainment and interactive services. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors.
     Further, for Time Warner generally, lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments may result in Time Warner’s inability to realize the value of recorded intangibles and goodwill at those segments. In addition, achieving the Company’s financial objectives, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in the 2008 Form 10-K, as well as:
•	a longer than anticipated continuation of the current economic slowdown or further deterioration in the economy;

•	decreased liquidity in the capital markets, including any reduction in the ability to access the capital markets for debt securities or bank financings;

•	the impact of terrorist acts and hostilities;

•	changes in the Company’s plans, strategies and intentions;

•	the impacts of significant acquisitions, dispositions and other similar transactions; and

•	the failure to meet earnings expectations.

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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited; millions, except per share amounts)

	March 31,	December 31,
	2009	2008
		(recast)
ASSETS
Current assets
Cash and equivalents	$7,115	$1,233
Receivables, less allowances of $1,878 and $2,269	4,674	5,664
Inventories	2,050	1,989
Deferred income taxes	723	624
Prepaid expenses and other current assets	725	772
Current assets of discontinued operations	—	6,480

Total current assets	15,287	16,762

Noncurrent inventories and film costs	5,054	5,192
Investments, including available-for-sale securities	944	1,036
Property, plant and equipment, net	4,769	4,896
Intangible assets subject to amortization, net	3,492	3,564
Intangible assets not subject to amortization	7,723	7,728
Goodwill	32,357	32,428
Other assets	1,203	1,220
Noncurrent assets of discontinued operations	—	41,231

Total assets	$70,829	$114,057

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,789	$8,194
Deferred revenue	966	1,012
Debt due within one year	2,080	2,066
Current liabilities of discontinued operations	52	2,865

Total current liabilities	10,887	14,137

Long-term debt	15,402	19,889
Deferred income taxes	1,127	974
Deferred revenue	273	266
Other noncurrent liabilities	6,712	6,801
Noncurrent liabilities of discontinued operations	—	26,320
Commitments and contingencies(Note 12)

Equity
Time Warner common stock, $0.01 par value, 1.631 and 1.630 billion shares issued and 1.196 and 1.196 billion shares outstanding	16	16
Paid-in-capital	162,116	169,564
Treasury stock, at cost (434 million and 434 million shares)	(25,836)	(25,836)
Accumulated other comprehensive loss, net	(1,392)	(1,676)
Accumulated deficit	(99,118)	(99,780)

Total Time Warner Inc. shareholders’ equity	35,786	42,288
Noncontrolling interests (including $0 and $2,751 attributable to discontinued operations)	642	3,382

Total equity	36,428	45,670

Total liabilities and equity	$70,829	$114,057

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31,
(Unaudited; millions, except per share amounts)

	2009	2008
		(recast)
Revenues:
Subscription	$2,559	$2,608
Advertising	1,540	1,828
Content	2,636	2,809
Other	210	225

Total revenues	6,945	7,470
Costs of revenues	(3,880)	(4,167)
Selling, general and administrative	(1,652)	(1,732)
Amortization of intangible assets	(121)	(118)
Restructuring costs	(94)	(142)

Operating income	1,198	1,311
Interest expense, net	(312)	(347)
Other loss, net	(39)	(59)

Income from continuing operations before income taxes	847	905
Income tax provision	(288)	(345)

Income from continuing operations	559	560
Discontinued operations, net of tax	131	262

Net income	690	822
Less Net income attributable to noncontrolling interests	(29)	(51)

Net income attributable to Time Warner Inc. shareholders	$661	$771

Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$555	$548
Discontinued operations, net of tax	106	223

Net income	$661	$771

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$0.46	$0.46
Discontinued operations	0.09	0.19

Basic net income per common share	$0.55	$0.65

Average basic common shares outstanding	1,196.1	1,193.0

Diluted income per common share from continuing operations	$0.46	$0.46
Discontinued operations	0.09	0.18

Diluted net income per common share	$0.55	$0.64

Average diluted common shares outstanding	1,200.3	1,200.2

Cash dividends declared per share of common stock	$0.1875	$0.1875

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31,
(Unaudited; millions)

	2009	2008
		(recast)
OPERATIONS
Net income	$690	$822
Less Discontinued operations, net of tax	131	262

Net income from continuing operations	559	560
Adjustments for noncash and nonoperating items:
Depreciation and amortization	357	365
Amortization of film and television costs	1,624	1,377
Loss on investments and other assets, net	2	26
Equity in losses of investee companies, net of cash distributions	22	19
Equity-based compensation	71	75
Deferred income taxes	(40)	37
Changes in operating assets and liabilities, net of acquisitions	(1,170)	(843)

Cash provided by operations from continuing operations	1,425	1,616

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	—
Investments and acquisitions, net of cash acquired	(50)	(253)
Capital expenditures and product development costs	(134)	(146)
Investment proceeds from available-for-sale securities	5	—
Special Dividend received from Time Warner Cable Inc.	9,253	—
Other investment proceeds	112	30

Cash provided (used) by investing activities from continuing operations	9,184	(369)

FINANCING ACTIVITIES
Borrowings	3,507	2,112
Debt repayments	(7,986)	(2,716)
Proceeds from exercise of stock options	—	34
Excess tax benefit on stock options	—	2
Principal payments on capital leases	(11)	(10)
Repurchases of common stock	—	(332)
Dividends paid	(226)	(224)
Other financing activities	(9)	(18)

Cash used by financing activities from continuing operations	(4,725)	(1,152)

Cash provided by continuing operations	5,884	95

Cash provided by operations from discontinued operations	582	1,180
Cash used by investing activities from discontinued operations	(622)	(841)
Cash used by financing activities from discontinued operations	(5,224)	(348)
Effect of change in cash and equivalents of discontinued operations	5,262	6

Cash used by discontinued operations	(2)	(3)

INCREASE IN CASH AND EQUIVALENTS	5,882	92
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,233	1,285

CASH AND EQUIVALENTS AT END OF PERIOD	$7,115	$1,377

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF EQUITY
Three Months Ended March 31,
(Unaudited; millions, except per share amounts)

	2009			2008
	Time Warner	Noncontrolling		Time Warner	Noncontrolling
	Shareholders	Interests	Total Equity	Shareholders	Interests	Total Equity
					(recast)
BALANCE AT BEGINNING OF PERIOD	$42,288	$3,382	$45,670	$58,536	$4,322	$62,858
Net income	661	29	690	771	51	822
Other comprehensive income	(107)	—	(107)	(61)	1	(60)

Comprehensive income	554	29	583	710	52	762
Cash dividends ($0.1875 per common share)	(226)	—	(226)	(224)	—	(224)
Common stock repurchases	—	—	—	(299)	—	(299)
Impact of adopting new accounting pronouncements (a)	—	—	—	(13)	—	(13)
Time Warner Cable Inc. Special Dividend	—	(1,603)	(1,603)	—	—	—
Time Warner Cable Inc. Spin-off	(6,822)	(1,167)	(7,989)	—	—	—
Other	(8)	1	(7)	2	8	10

BALANCE AT END OF PERIOD	$35,786	$642	$36,428	$58,712	$4,382	$63,094

(a)
For the three months ended March 31, 2008, amount reflects the impact of adopting the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”), and EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”).

See accompanying notes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
     Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include television networks, filmed entertainment, publishing and interactive services. Time Warner classifies its operations into four reportable segments: Networks: consisting principally of cable television networks that provide programming; Filmed Entertainment: consisting principally of feature film, television and home video production and distribution; Publishing: consisting principally of magazine publishing; and AOL: consisting principally of interactive consumer and advertising services. Financial information for Time Warner’s various reportable segments is presented in Note 11.
Changes in Basis of Presentation
     The 2008 financial information has been recast so that the basis of presentation is consistent with that of the 2009 financial information. This recast reflects (i) the financial condition and results of operations of Time Warner Cable Inc. (“TWC”) as discontinued operations for all periods presented, (ii) the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“FAS 160”), (iii) the adoption of FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”), and (iv) the 1-for-3 reverse stock split of the Company’s common stock that became effective on March 27, 2009.
TWC Separation from Time Warner
     On March 12, 2009 (the “Distribution Record Date”), the Company disposed of all of its shares of TWC common stock. The disposition was made pursuant to a separation agreement entered into on May 20, 2008, among Time Warner, TWC and certain of their subsidiaries (the “Separation Agreement”) for the purpose of achieving the legal and structural separation of TWC from Time Warner (the “TWC Separation”). The TWC Separation was effected as a pro rata dividend of all shares of TWC common stock held by Time Warner in a spin-off (the “Distribution”) to Time Warner stockholders.
     Prior to the Distribution Record Date, on March 12, 2009, TWC, in accordance with the terms of the Separation Agreement, paid a special cash dividend of $10.27 per share to all holders of TWC Class A Common Stock and TWC Class B Common Stock as of the close of business on March 11, 2009 (aggregating $10.856 billion) (the “Special Dividend”) that resulted in the receipt by Time Warner of $9.253 billion.
     With the completion of the TWC Separation, the Company disposed of the Cable segment in its entirety. Accordingly, the Company has presented the financial condition and results of operations of the Cable segment as discontinued operations in the consolidated financial statements for all periods presented. For a summary of discontinued operations see Note 2.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Noncontrolling Interests
     On January 1, 2009, the Company adopted the provisions of FAS 160. The provisions of FAS 160 establish accounting and reporting standards for the noncontrolling interest in a consolidated subsidiary, including the accounting treatment upon the deconsolidation of a subsidiary. FAS 160 is being applied prospectively, except for the provisions related to the presentation of noncontrolling interests. As of March 31, 2009 and December 31, 2008, noncontrolling interests of $642 million and $3.382 billion, respectively, have been classified as a component of equity in the consolidated balance sheet. For the three months ended March 31, 2009 and 2008, net income attributable to noncontrolling interests of $29 million and $51 million, respectively, is included in net income. Earnings per share has not been affected as a result of the adoption of the provisions of FAS 160.
Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities
     On January 1, 2009, the Company adopted the provisions of FSP No. EITF 03-6-1. The provisions of FSP No. EITF 03-6-1 require that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents (such as restricted stock units granted by the Company) be considered participating securities. Because the awards are participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share (the “Two-Class Method”). The retrospective application of the provisions of FSP No. EITF 03-6-1 did not change any prior-period earnings per share amounts.
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
     The Company’s investments in entities determined to be VIEs principally consisted of certain investments in its Networks segment, primarily HBO Asia and HBO South Asia (collectively “HBO Asia”) and HBO Latin America Group (“HBO LAG”). For the three months ended March 31, 2009, HBO Asia and HBO LAG collectively had revenues and operating income of $109 million and $24 million, respectively. As of March 31, 2009, total assets, liabilities and noncontrolling interest attributable to HBO Asia and HBO LAG were $875 million (including goodwill and intangible assets of $683 million), $128 million and $394 million, respectively. Such amounts are included in the consolidated statement of operations and consolidated balance sheet.
     The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Translation gains or losses of assets and liabilities are included in the consolidated statement of shareholders’ equity as a component of Accumulated other comprehensive income, net.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Interim Financial Statements
     The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).
Recent Accounting Standards Adopted in 2009
     In addition to the adoption of FAS 160 and FSP No. EITF 03-6-1 as discussed in “Changes in Basis of Presentation,” the Company has also adopted the following accounting standards in 2009:
Fair Value Measurements
     On January 1, 2009, the Company adopted the provisions of FASB Statement No. 157, Fair Value Measurements (“FAS 157”) related to nonfinancial assets and liabilities on a prospective basis. FAS 157 establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. On January 1, 2008, the Company adopted the provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. The adoption of the provisions of FAS 157 did not affect the Company’s historical consolidated financial statements. For more information, see Note 4.
Business Combinations
     On January 1, 2009, the Company adopted the provisions of FASB Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”) and is applying such provisions prospectively to business combinations that have an acquisition date on or after January 1, 2009. FAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In addition, FAS 141R requires that changes in the amount of acquired tax attributes be included in the Company’s results of operations. While FAS 141R applies only to business combinations with an acquisition date after its effective date, the amendments to FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”), with respect to deferred tax valuation allowances and liabilities for income tax uncertainties have been applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations. The adoption of the provisions of FAS 141R did not affect the Company’s historical consolidated financial statements.
Disclosures about Derivative Instruments and Hedging Activities
     On January 1, 2009, the Company adopted the provisions of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“FAS 161”). The provisions of FAS 161 amend and expand the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of the provisions of FAS 161 requires prospective disclosures and accordingly did not affect the Company’s historical consolidated financial statements. For more information, see Note 10.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accounting for Collaborative Arrangements
     On January 1, 2009, the Company adopted the provisions of EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and third parties. The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. In most cases, the form of the arrangement is the sale of an economic interest in a film to an investor. The Filmed Entertainment segment generally records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, in each period the Company reflects in the statement of operations either a charge or benefit to costs of revenues to reflect the estimate of the third-party investor’s interest in the profits or losses incurred on the film. Consistent with the requirements of Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”), the estimate of the third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues. For the three months ended March 31, 2009 and 2008, participation costs of $68 million and $124 million, respectively, were recorded in costs of revenues and net amounts received from collaborators for which capitalized film costs were reduced was $38 million and $58 million, respectively. As of March 31, 2009 and December 31, 2008, the net amount due to collaborators for their share of participations was $280 million and $276 million, respectively, and were recorded in participations payable in the consolidated balance sheet. The provisions of EITF 07-1 did not affect the Company’s historical consolidated financial statements.
Recent Accounting Standards Not Yet Adopted
Interim Disclosures about Fair Value of Financial Instruments
     In April 2009, the FASB staff issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. The provisions of FSP No. FAS 107-1 and APB 28-1 became effective for Time Warner on April 1, 2009, will be applied prospectively beginning in the second quarter of 2009 and are not expected to have a material impact on the Company’s consolidated financial statements.
Recognition and Presentation of Other-Than-Temporary-Impairments
     In April 2009, the FASB staff issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments (“FSP No. FAS 115-2 and FAS 124-2”). This FSP incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The provisions of FSP No. FAS 115-2 and FAS 124-2 became effective for Time Warner on April 1, 2009, will be applied prospectively beginning in the second quarter of 2009 and are not expected to have a material impact on the Company’s consolidated financial statements.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
     In April 2009, the FASB staff issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly (i.e., a forced liquidation or distressed sale). The provisions of FSP No. FAS 157-4 became effective for Time Warner on April 1, 2009, are being applied prospectively beginning in the second quarter of 2009 and are not expected to have a material impact on the Company’s consolidated financial statements.
Income Per Common Share
     Basic income per common share is determined using the Two-Class Method and is computed by dividing net income attributable to Time Warner Inc. common shareholders by the weighted-average common shares outstanding during the period. The Two-Class Method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted income per common share reflects the more dilutive earnings per share amount calculated using the treasury stock method or the Two-Class Method. For the three months ended March 31, 2009 and 2008, both the Two-Class Method and the treasury stock method calculation for diluted income per common share attributable to Time Warner Inc. common shareholders yielded the same result.
     Set forth below is a reconciliation of basic and diluted income per common share from continuing operations (millions, except per share amounts):

	Three Months Ended March 31,
	2009	2008
		(recast)
Income from continuing operations attributable to Time Warner Inc. shareholders	$555	$548
Income allocated to participating securities (restricted stock and restricted stock units)	(2)	(1)

Income from continuing operations attributable to Time Warner Inc. common shareholders — basic	$553	$547

Average number of common shares outstanding — basic	1,196.1	1,193.0
Dilutive effect of equity awards	4.2	7.2

Average number of common shares outstanding — diluted	1,200.3	1,200.2

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$0.46	$0.46
Diluted	$0.46	$0.46
     Diluted income per common share for the three months ended March 31, 2009 and 2008, excludes approximately 184 million and 133 million, respectively, common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect.
Interim Impairment Testing of Goodwill at AOL
     As discussed in more detail in Note 1 to the Company’s consolidated financial statements in the 2008 Form 10-K, goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Although the Board of Directors has not made any decisions related to AOL, management anticipates that it would initiate a process to spin off one or more parts of the business of AOL to Time Warner stockholders, in one or a series of transactions. As a result, the Company was required

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
under FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”) to test goodwill at AOL as of March 31, 2009 (the “interim testing date”).
     In determining the fair value of AOL for the interim impairment analysis, the Company used a market based approach. The market based approach to determine fair value involves the exercise of judgment in identifying the relevant comparable company market multiples. The market multiples identified by the Company were multiplied by AOL’s 2009 earnings forecast in determining the estimated fair value of AOL. Such fair value exceeded AOL’s net book value and therefore did not result in an impairment charge.
     If the fair value of the AOL reporting unit had been hypothetically lower by 20% at March 31, 2009, the fair value of the AOL reporting unit would have exceeded its book value. In addition, if the fair value of the AOL reporting unit had been hypothetically lower by 30% at March 31, 2009, the book value of the AOL reporting unit would have exceeded its fair value by approximately $100 million. If the book value of the AOL reporting unit had been greater than its fair value, the second step of the goodwill impairment test would have been required to be performed to determine the ultimate amount of impairment loss to recognize.
2.	BUSINESS ACQUISITIONS, DISPOSITIONS AND RELATED TRANSACTIONS
CME Investment
     On March 23, 2009, the Company announced that it had entered into an agreement to acquire an approximately 31% interest in Central European Media Enterprises Ltd. (“CME”), a broadcasting company operating leading networks in seven Central and Eastern European countries, for an investment of $242 million in cash. In connection with this investment, Time Warner has agreed to allow CME founder and Non-Executive Chairman Ronald S. Lauder to vote Time Warner’s shares of CME for at least four years, subject to certain exceptions. Also, Mr. Lauder has agreed to support Time Warner’s appointment of two designees to CME’s board of directors. In addition to being subject to customary closing conditions, the closing of the investment is subject to a vote of CME’s shareholders and certain regulatory approvals, and Mr. Lauder has committed to vote the shares he controls in favor of the transaction. The transaction is expected to close in the second quarter of 2009.
Summary of Discontinued Operations
     Discontinued operations for the three months ended March 31, 2009 and 2008 reflect the financial condition and results of operations of TWC. Financial data for discontinued operations for the three months ended March 31, 2009 and 2008 is as follows (millions, except per share amounts):

	Three Months Ended March 31,
	2009	2008
		(recast)
Total revenues	$3,443	$4,160

Pretax income	$262	$448
Income tax benefit (provision)	(131)	(186)

Net income	$131	$262

Net income attributable to Time Warner Inc. shareholders	$106	$223

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income per common share	$0.09	$0.19

Average common shares outstanding - basic	1,196.1	1,193.0

Diluted net income per common share	$0.09	$0.18

Average common shares outstanding - diluted	1,200.3	1,200.2

     Discontinued operations for the three months ended March 31, 2009 and 2008 included direct transaction costs (e.g., legal and professional fees) related to the separation of TWC of $75 million and $2 million, respectively. The Networks segment of Time Warner recognized approximately $170 million of Subscription revenues from TWC in 2009 through the Distribution Record Date and $210 million for the full three-month period ended March 31, 2008.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3.	INVENTORIES AND FILM COSTS
     Inventories and film costs consist of (millions):

		December 31,
	March 31, 2009	2008
Inventories:
Programming costs, less amortization	$3,573	$3,439
DVDs, books, paper and other merchandise	333	408

Total inventories (a)	3,906	3,847
Less: current portion of inventory	(2,050)	(1,989)

Total noncurrent inventories	1,856	1,858

Film costs — Theatrical:
Released, less amortization	715	767
Completed and not released	553	364
In production	474	713
Development and pre-production	84	76

Film costs — Television:
Released, less amortization	789	726
Completed and not released	183	221
In production	398	465
Development and pre-production	2	2

Total film costs	3,198	3,334

Total noncurrent inventories and film costs	$5,054	$5,192

(a)
Does not include $2.113 billion and $2.160 billion of net film library costs as of March 31, 2009 and December 31, 2008, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheet.

4.	FAIR VALUE MEASUREMENTS
     In accordance with FAS 157, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. FAS 157 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2009 (millions):

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Fair Value Measurements as of March 31, 2009 Using
		Quoted Market
		Prices in Active		Significant
	Fair Value	Markets for	Significant Other	Unobservable
	as of	Identical Assets	Observable Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Trading securities	$220	$216	$4	$—
Available-for-sale securities	75	39	36	—
Derivatives	54	5	30	19
Liabilities:
Derivatives	(103)	—	(103)	—

Total	$246	$260	$(33)	$19

     The Company primarily applies the market approach for recurring fair value measurements.
     The following table reconciles the beginning and ending balances of assets classified as Level 3 measurements and identifies the net income (losses) the Company recognized during the three months ended March 31, 2009 on such assets and liabilities that were included in the balance as of March 31, 2009 (millions):

Derivatives
Balance as of January 1, 2009	$1
Total gains (losses):
Included in net income	2
Included in other comprehensive income	—
Purchases, issuances and settlements	16
Transfers in and/or out of Level 3	—

Balance as of March 31, 2009	$19

Total gain for the three months ended March 31, 2009 included in net income related to assets still held as of March 31, 2009	$2

     Gains and losses recognized for assets and liabilities valued using significant unobservable inputs are reported in investment gains (losses), net, in other loss, net (Note 13).
Non-Financial Instruments
     The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill and indefinite-lived intangible assets) such that a non-financial instrument is required to be evaluated for impairment, a resulting asset impairment would require that the non-financial instrument be recorded at the lower of historical cost or its fair value.
     The Company accounts for film production costs in accordance with the guidance in SOP 00-2, which requires that upon the occurrence of an event or change in circumstance that may indicate that the fair value of a film is less than its unamortized costs, an entity should determine the fair value of the film and write off to the consolidated statement of operations the amount by which the unamortized capitalized costs exceed the film’s fair value. Some of these events or changes in circumstance include: (i) an adverse change in the expected performance of a film prior to its release, (ii) actual costs substantially in excess of budgeted costs, (iii) substantial delays in completion or release schedules, (iv) changes in release plans, (v) insufficient funding or resources to complete the film and to market it effectively and (vi) the failure of actual performance subsequent to release to meet that which had been expected prior to release. When required to determine the fair value of its films, the Company employs a discounted cash flow methodology with assumptions for cash

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
flows for periods not exceeding 10 years. The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular film. The fair value of any film costs associated with a film that management plans to abandon is zero. As the primary determination of fair value is determined using a discounted cash flow model, the resulting fair value is considered a Level 3 input. During the quarter ended March 31, 2009, certain film production costs, which are recorded as inventory in the consolidated balance sheet, were written down from their carrying value of $79 million to their fair value of $43 million.
5.	LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS
     Committed financing capacity and long-term debt consists of (millions):

	Weighted
	Average
	Interest				Unamortized	2009
	Rate at		2009		Discount on	Unused	Outstanding Debt(b)
	March 31,		Committed	Letters of	Commercial	Committed	March 31,	December 31,
	2009	Maturities	Capacity	Credit (a)	Paper	Capacity	2009	2008
								(recast)

Cash and equivalents			$7,115	$—	$—	$7,115
Bank credit agreement and commercial paper program	—	2011	6,900	60	—	6,840	$—	$4,490
Floating-rate public debt (c)	1.46%	2009	2,000	—	—	—	2,000	2,000
Fixed-rate public debt (c)	7.14%	2011-2036	15,227	—	—	—	15,227	15,227
Other fixed-rate obligations (d)	7.26%	—	255	—	—	—	255	238

Subtotal			31,497	60	—	13,955	17,482	21,955
Debt due within one year			(2,080)	—	—	—	(2,080)	(2,066)

Total			$29,417	$60	$—	$13,955	$15,402	$19,889

(a)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(b)
Represents principal amounts adjusted for premiums and discounts. The weighted-average interest rate on Time Warner’s total debt was 6.50% at March 31, 2009 and 5.51% at December 31, 2008. The Company’s public debt matures as follows: $2.000 billion in 2009, $0 in 2010, $2.000 billion in 2011, $2.000 billion in 2012, $1.300 billion in 2013 and $10.031 billion thereafter.

(c)
The bank credit agreement, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted average maturity of approximately 11.5 years as of March 31, 2009.

(d)	Amount includes capital lease and other obligations.
Repayment and Termination of $2.0 Billion Term Facility
     On March 17, 2009, the Company used a portion of the proceeds it received from the Special Dividend to repay in full the $2.0 billion outstanding (plus accrued interest) under its unsecured term loan facility with a maturity date of January 8, 2011 (the “Term Facility”) and terminated the Term Facility. Time Warner did not incur any early termination or prepayment penalties in connection with the termination of the Term Facility.
Termination of Supplemental Credit Agreement
     On March 12, 2009, TWC borrowed the full committed amount of $1.932 billion under its unsecured term loan credit facility entered into on June 30, 2008 (the “TWC Bridge Facility”), all of which was used to pay a portion of the Special Dividend. On March 26, 2009, TWC completed an offering of $3.0 billion in aggregate principal amount of debt securities and used a portion of the net proceeds from the offering to prepay in full the outstanding loans and all other amounts due under the TWC Bridge Facility, and the TWC Bridge Facility was terminated in accordance with its terms. Concurrently with the termination of the TWC Bridge Facility and pursuant to the terms of the $1.535 billion credit agreement (the “Supplemental Credit Agreement”) between the Company (as lender) and TWC (as borrower) for a two-year senior unsecured supplemental term loan facility (the “Supplemental Credit Facility”), on March 26, 2009, TWC terminated the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
commitments of Time Warner under the Supplemental Credit Facility, and the Supplemental Credit Agreement was terminated in accordance with its terms.
Amendment of the TW Revolving Facility
     On March 11, 2009, the Company entered into the first and second amendments to the amended and restated credit agreement (the “Revolving Credit Agreement”) for its senior unsecured five-year revolving credit facility (the “Revolving Facility”). The first amendment terminated the $100 million commitment of Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings Inc., which filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in September 2008, reducing the committed amount of the Revolving Facility from $7.0 billion to $6.9 billion. The second amendment, among other things, amended the Revolving Credit Agreement to (i) expand the circumstances under which any other lender under the Revolving Facility would become a Defaulting Lender (as defined in the Revolving Credit Agreement, as amended) and (ii) permit Time Warner to terminate the commitment of any such lender on terms substantially similar to those applicable to LCPI under the first amendment to the Revolving Credit Agreement.
Consent Solicitation
     On April 15, 2009, the Company completed a solicitation of consents (the “Consent Solicitation”) from the holders of the debt securities (the “Securities”) issued by Time Warner Inc. and its subsidiaries under all of the indentures governing the publicly traded debt securities of the Company and its subsidiaries other than the indenture entered into in November 2006 (collectively, the “Indentures”), resulting in the adoption on April 16, 2009 of certain amendments to each Indenture that provide that certain restrictive covenants will not apply (subject to the concurrent or prior issuance of the guarantee by HBO discussed below) to a conveyance or transfer by AOL LLC of its properties and assets substantially as an entirety, unless such conveyance or transfer constitutes a conveyance or transfer of the properties and assets of the issuer and the guarantors under the relevant Indenture and their respective subsidiaries, taken as a whole, substantially as an entirety. As a result of the Consent Solicitation, prior to or concurrent with a conveyance or transfer of AOL LLC’s properties and assets substantially as an entirety, HBO will issue a guarantee of the obligations of Historic TW Inc. (“Historic TW”) (including in its capacity as successor to Time Warner Companies, Inc.), whether as issuer or guarantor, under the Indentures and the Securities. Such guarantee will be issued by HBO only in connection with such a transaction.
Shelf Registration Statement
     Time Warner had a shelf registration statement (the “Registration Statement”) on file with the Securities and Exchange Commission (the “SEC”) since November 8, 2006 that allowed it to offer and sell from time to time debt securities, preferred stock, common stock and/or warrants to purchase debt and equity securities. As a result of the Company’s $13.955 billion of unused committed capacity at March 31, 2009 and the anticipated expiration in early November 2009 of the Registration Statement, the Company determined it no longer needed the Registration Statement. Accordingly, on April 24, 2009, the Company and the subsidiary guarantors under the Registration Statement submitted filings to the SEC that suspended the reporting obligations with respect to the debt securities (and related guarantees) that were offered and sold pursuant to the Registration Statement and deregistered the securities covered under the Registration Statement that were available for offer and sale.
6.	SHAREHOLDERS’ EQUITY
Spin-Off of TWC
     In connection with the Distribution, the Company recognized a reduction of $7.989 billion to shareholders’ equity, including $1.167 billion attributable to noncontrolling interests.
Common Stock Repurchase Program
     On July 26, 2007, Time Warner’s Board of Directors authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
inception through March 31, 2009, the Company repurchased approximately 51 million shares of common stock for approximately $2.8 billion, pursuant to trading programs under Rule 10b5-1 of the Exchange Act.
7.	EQUITY-BASED COMPENSATION
Time Warner Equity Plans
     The Company has two active equity plans under which it is authorized to grant equity awards to employees covering an aggregate of 83 million shares of Time Warner common stock. Options have been granted to employees and non-employee directors of Time Warner with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. For the three months ended March 31, 2009, the Company granted approximately 9 million options at a weighted-average grant date fair value per option of $4.99 ($3.09 net of tax). For the three months ended March 31, 2008, the Company granted approximately 10 million stock options at a weighted-average grant date fair value per option of $12.39 ($7.68 net of tax). The table below presents the weighted-average values of the assumptions used to value stock options at their grant date.

	Three Months Ended March 31,
	2009	2008
Expected volatility	35.0%	28.7%
Expected term to exercise from grant date	6.24 years	5.96 years
Risk-free rate	2.6%	3.2%
Expected dividend yield	4.5%	1.7%
     Pursuant to these equity plans and an additional plan limited to non-employee directors, Time Warner may also grant shares of common stock or restricted stock units (“RSUs”), which generally vest between three to five years from the date of grant, to its employees and non-employee directors. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. Holders of restricted stock and RSU awards are generally entitled to receive cash dividends or dividend equivalents, respectively, paid by the Company during the period of time that the restricted stock or RSU awards are unvested. For the three months ended March 31, 2009, the Company granted approximately 4 million RSUs at a weighted-average grant date fair value per RSU of $22.07 ($13.68 net of tax). For the three months ended March 31, 2008, the Company granted approximately 3 million RSUs at a weighted-average grant date fair value per RSU of $44.79 ($27.77 net of tax).
     Time Warner also has a performance stock unit program for senior level executives. Under this program, recipients of performance stock units (“PSUs”) are awarded a target number of PSUs that represent the contingent (unfunded and unsecured) right to receive shares of Company stock at the end of a performance period (generally three years) based on the actual performance level achieved by the Company. For PSUs granted prior to 2009, the recipient of a PSU may receive, depending on the Company’s total shareholder return (“TSR”) relative to the other companies in the S&P 500 Index, of 0% to 200% of the target PSUs granted based on a sliding scale where a relative ranking of less than the 25th percentile will pay 0% and a ranking at the 100th percentile will pay 200% of the target number of shares.
     PSUs granted in 2009 will be paid out in a number of shares of Common Stock based on (i) the Company’s TSR relative to the other companies in the S&P 500 Index and (ii) the Company’s growth in adjusted earnings per share (“EPS”) relative to the growth in adjusted EPS of the other companies in the S&P 500 Index, in each case over a three-year performance period. Depending on the Company’s TSR ranking and adjusted EPS growth ranking relative to the other companies in the S&P 500 Index, a recipient of a PSU will receive between 0% and 200% of his or her target award following the three-year performance period. If (i) the Company’s TSR ranking and adjusted EPS growth ranking are both below the 50th percentile or (ii) the Company’s TSR ranking is at or above the 50th percentile, then the percentage of a participant’s target PSUs that will vest will be based on the Company’s TSR ranking for the performance period. If the Company’s TSR ranking is below the 50th percentile and its adjusted EPS growth ranking is at or above the 50th

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
percentile, the percentage of a participant’s target PSUs that will vest will be the average of (i) the percentage of target PSUs that would vest based on the Company’s TSR ranking during the performance period and (ii) 100%.
     For accounting purposes, PSUs granted prior to 2009 are considered to have a market condition and PSUs granted in 2009 are considered to have a market condition and a performance condition. The effect of a market condition is reflected in the grant date fair value of the award, which is estimated using a Monte Carlo analysis to estimate the total return ranking of Time Warner among the S&P 500 Index companies over the performance period. In the case of PSUs granted in 2009, the performance condition is assumed to have been met. As a result, compensation expense is recognized on these types of awards provided that the requisite service is rendered (regardless of whether the market condition is achieved).
     PSU holders do not receive payments or accruals of dividends or dividend equivalents for regular cash dividends paid by the Company while the PSU is outstanding. Participants who are terminated by the Company other than for cause or who terminate their own employment for good reason or due to retirement or disability are generally entitled to a pro rata portion of the PSUs that would otherwise vest at the end of the performance period. For the three months ended March 31, 2009, the Company granted approximately 0.2 million target PSUs at a weighted-average grant date fair value per PSU of $23.67 ($14.68 net of tax). For the three months ended March 31, 2008, the Company granted approximately 0.4 million target PSUs at a weighted-average grant date fair value per PSU of $52.60 ($32.61 net of tax).
     In connection with the TWC Separation, and as provided for in the Company’s equity plans, the number of stock options, RSUs and target PSUs outstanding at the Distribution Record Date and the exercise prices of such stock options were adjusted to maintain the fair value of those awards. The changes in the number of equity awards and the exercise prices (which are reflected herein) were determined by comparing the fair value of such awards immediately prior to the TWC Separation to the fair value of such awards immediately after the TWC Separation. In performing this analysis, the only assumptions that changed related to the Time Warner stock price and the employee’s exercise price. Accordingly, each equity award outstanding as of the Distribution Record Date was increased by multiplying the size of such award by 1.35, while the per share exercise price of each stock option was decreased by dividing by 1.35. This adjustment resulted in an increase of approximately 50 million equity awards (comprised of 46 million stock options and 4 million RSUs). The modifications to the outstanding equity awards were made pursuant to existing antidilution provisions in the Company’s equity plans and did not result in any additional compensation expense.
     In addition, in connection with the 1-for-3 reverse stock split, the number of outstanding equity awards was proportionately adjusted to reflect the reverse stock split. As a result, and after giving effect to the adjustment for the TWC Separation, the number of outstanding equity awards was determined by dividing the number of outstanding equity awards by three. The per share exercise price of stock options, after giving effect to the adjustment for the TWC Separation, was determined by multiplying the exercise price by three.
     Compensation expense recognized for equity-based compensation plans for the three months ended March 31, 2009 and 2008 is as follows (millions):

	Three Months Ended March 31,
	2009	2008
		(recast)
Stock options	$29	$38
Restricted stock, restricted stock units and performance stock units	42	37

Total impact on Operating Income	71	75

Tax benefit recognized	$27	$29
     Under the terms of Time Warner’s equity plans and related award agreements, as a result of the TWC Separation, TWC employees who held Time Warner equity awards were treated at the time of the TWC Separation as if their employment with Time Warner was terminated without cause at the time of the separation. This treatment resulted in the forfeiture of unvested stock options and shortened exercise periods for vested stock options and pro rata vesting of the next installment of (and forfeiture of the remainder of) the RSU awards for those TWC employees who do not satisfy retirement-treatment eligibility provisions in the Time Warner equity plans and related award agreements.
     Upon the exercise of Time Warner stock options and the vesting of Time Warner RSUs held by TWC employees, TWC is obligated to reimburse Time Warner for the intrinsic value of the applicable award. As a result of the TWC Separation, TWC is no longer considered a related party. Accordingly, on the Distribution Record Date, the Company established an asset of $16 million for the estimated fair value (determined using the Black-Sholes option pricing model) of outstanding equity awards held by TWC employees, with an offsetting adjustment to Time Warner Inc. shareholders’ equity in the consolidated balance sheet. The estimated receivable from TWC fluctuates with the fair value and number of outstanding equity awards and the resulting change is recorded in other loss, net, in the consolidated statement of operations. As of March 31, 2009, the estimated receivable was $18 million, and for the three months ended March 31, 2009, the Company recognized $2 million of other income related to the increase in the estimated fair value of Time Warner equity awards held by TWC employees.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8.	BENEFIT PLANS
     Time Warner and certain of its subsidiaries have both funded and unfunded defined benefit pension plans, the substantial majority of which are noncontributory, covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans covering international employees. Pension benefits are determined based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Time Warner uses a December 31 measurement date for its plans. A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s domestic and international defined benefit pension plans for the three months ended March 31, 2009 and 2008 is as follows (millions):
Components of Net Periodic Benefit Costs

	Domestic		International
	Three Months Ended March 31,
	2009	2008	2009	2008
		(recast)
Service cost	$18	$22	$4	$5
Interest cost	36	36	10	14
Expected return on plan assets	(33)	(42)	(12)	(19)
Amounts amortized	29	6	2	—

Net periodic benefit costs	$50	$22	$4	$—

Contributions	$8	$103	$5	$6

Expected cash flows
     After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. At March 31, 2009, there were no minimum required contributions for domestic funded plans. As of December 31, 2008, the Company’s funded domestic defined benefit pension plans were funded by assets in a pension trust totaling $1.702 billion. Between January 1, 2009 and March 31, 2009, the Company’s plan assets have experienced market losses of approximately 7%. The Company did not make any discretionary cash contributions to its funded defined benefit pension plans during the three months ended March 31, 2009. Subject to market conditions and other considerations, the Company may make discretionary cash contributions during the remainder of the year. For domestic unfunded plans, contributions will continue to be made to the extent benefits are paid. Expected benefit payments for domestic unfunded plans for 2009 are approximately $27 million. In addition, the Company anticipates making an additional $20 million discretionary contribution to its international plans in the fourth quarter of 2009.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
9.	RESTRUCTURING COSTS
Merger Costs Capitalized as a Cost of Acquisition
     As of March 31, 2009, merger costs capitalized as a cost of acquisition was $26 million, with $1 million having been paid during the first quarter of 2009. As of March 31, 2009, $5 million of the remaining liability was classified as a current liability in the consolidated balance sheet, with the remaining $21 million classified as a long-term liability. Amounts classified as long-term, primarily related to lease exit costs, are expected to be paid through 2014.
Restructuring Costs Expensed
     Restructuring costs expensed as incurred by segment for the three months ended March 31, 2009 and 2008 are as follows (millions):

	Three Months Ended March 31,
	2009	2008
		(recast)
Filmed Entertainment	$37	$116
Publishing	(1)	10
AOL	58	9
Corporate	—	7

Restructuring costs by segment	$94	$142

     The Company’s restructuring costs primarily related to employee termination costs that primarily occurred at the AOL and Filmed Entertainment segments and ranged from senior executives to line personnel. The Company currently expects to incur incremental restructuring charges relating to operational reorganizations at these two segments of up to $150 million during the remainder of 2009.
     Restructuring costs that were expensed for the three months ended March 31, 2009 and 2008 are as follows (millions):

	Three Months Ended March 31,
	2009	2008
		(recast)
2009 restructuring activity	$95	$—
2008 and prior restructuring activity	(1)	142

Restructuring costs	$94	$142

Selected Information
     Selected information relating to restructuring costs is as follows (millions):

	Employee
	Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2008 (recast)	$204	$84	$288
Net accruals	65	29	94
Noncash reductions (a)	(10)	—	(10)
Cash paid	(81)	(20)	(101)

Remaining liability as of March 31, 2009	$178	$93	$271

(a)	Noncash reductions relate to the settlement of certain employee-related liabilities with equity instruments.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     As of March 31, 2009, of the remaining liability of $271 million, $174 million was classified as a current liability in the consolidated balance sheet, with the remaining $97 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2017.
10. DERIVATIVE INSTRUMENTS
     Time Warner uses derivative instruments, principally forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The Company uses derivative instruments that generally have maturities of three to eighteen months to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as the hedges of unremitted or forecasted royalty and license fees to be received from the sale or anticipated sale of U.S. copyrighted products abroad or cash flows for certain film costs denominated in a foreign currency (i.e., cash flow hedges) and (ii) currency risk associated with foreign currency-denominated operating assets and liabilities (i.e., fair value hedges). The Company also enters into derivative contracts that economically hedge certain of its foreign currency risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). These economic hedges are used primarily to offset the change in certain foreign currency denominated long-term receivables and certain foreign currency denominated debt due to changes in the underlying foreign exchange rates. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.
     The following is a summary of amounts pertaining to Time Warner’s use of foreign currency derivatives at March 31, 2009 (millions):

					Cash Flow
	FAS 133 Hedges		Economic Hedges		Hedges
					Other
					comprehensive
	Assets	Liabilities	Assets	Liabilities	income
March 31, 2009	$80	$(203)	$89	$(39)	$(145)
     Netting provisions are provided for in existing International Swap and Derivative Association Inc. agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within prepaid expenses and other current assets or accounts payable and accrued expenses in the Company’s consolidated balance sheet. Deferred gains and losses recorded in accumulated other comprehensive income are expected to be recognized in earnings at the same time hedged items affect earnings. Included in accumulated other comprehensive income are deferred net losses of $129 million related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.
     The following is a summary of amounts pertaining to Time Warner’s use of foreign currency derivatives for the three months ended March 31, 2009 (millions):

Fair Value Hedges			Economic Hedges			Cash Flow Hedges
		Gain(loss)						Gain(loss)
		recognized in						recognized in
		net income and						net income and
		excluded from						excluded from
		effectiveness				Gain(loss) reclassed from		effectiveness
		testing -				accumulated other		testing -
		Ineffective				comprehensive income to		Ineffective
Gain(loss)		Portion	Gain(loss)			net income - Effective Portion		Portion
Selling,			Selling,			Selling,
general and		Other	general and		Other	general and
administrative	Costs of	income	administrative	Costs of	income	administrative	Costs of	Other income
expense	revenues	(loss), net	expense	revenues	(loss), net	expense	revenues	(loss), net
$—	$(1)	$2	$—	$15	$(7)	$(1)	$(7)	$2

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
11. SEGMENT INFORMATION
     Time Warner classifies its operations into four reportable segments: Networks, consisting principally of cable television networks that provide programming: Filmed Entertainment, consisting principally of feature film, television and home video production and distribution; Publishing, consisting principally of magazine publishing; and AOL, consisting principally of interactive consumer and advertising services.
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

	Three Months Ended March 31, 2009
	Subscription	Advertising	Content	Other	Total
			(millions)
Revenues
Networks	$1,850	$723	$205	$30	$2,808
Filmed Entertainment	9	14	2,553	57	2,633
Publishing	307	383	19	97	806
AOL	393	443	—	31	867
Intersegment eliminations	—	(23)	(141)	(5)	(169)

Total revenues	$2,559	$1,540	$2,636	$210	$6,945

	Three Months Ended March 31, 2008
	Subscription	Advertising	Content	Other	Total
			(recast, millions)
Revenues
Networks	$1,695	$739	$213	$12	$2,659
Filmed Entertainment	10	15	2,753	62	2,840
Publishing	365	550	12	118	1,045
AOL	539	552	—	37	1,128
Intersegment eliminations	(1)	(28)	(169)	(4)	(202)

Total revenues	$2,608	$1,828	$2,809	$225	$7,470

Intersegment Revenues
     In the normal course of business, the Time Warner segments enter into transactions with one another. The most common types of intersegment transactions include:
•	the Filmed Entertainment segment generating Content revenues by licensing television and theatrical programming to the Networks segment; and

•	the Networks, Publishing and AOL segments generating Advertising revenues by promoting the products and services of other Time Warner segments.
     These intersegment transactions are recorded by each segment at estimated fair value as if the transactions were with third parties and, therefore, impact segment performance. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses or assets recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not impact consolidated results. Additionally, transactions between divisions within the same reporting segment (e.g., a transaction between HBO and Turner within the Networks segment) are eliminated in arriving at segment performance and, therefore, do not affect segment results. Revenues recognized by Time Warner’s segments on intersegment transactions are as follows:

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31,
	2009	2008
	(millions)
		(recast)
Intersegment Revenues
Networks	$24	$25
Filmed Entertainment	138	167
Publishing	6	6
AOL	1	4

Total intersegment revenues	$169	$202

	Three Months Ended March 31,
	2009	2008
	(millions)
		(recast)
Operating Income before Depreciation and Amortization
Networks	$1,064	$958
Filmed Entertainment	308	280
Publishing	12	145
AOL	255	405
Corporate (a)	(84)	(103)
Intersegment eliminations	—	(9)

Total operating income before depreciation and amortization	$1,555	$1,676

(a)	For the three months ended March 31, 2009 and 2008, includes $7 million and $4 million, respectively, in net expenses related to securities litigation and government investigations.

	Three Months Ended March 31,
	2009	2008
	(millions)
		(recast)
Depreciation of Property, Plant and Equipment
Networks	$(86)	$(78)
Filmed Entertainment	(40)	(41)
Publishing	(31)	(34)
AOL	(69)	(83)
Corporate	(10)	(11)

Total depreciation of property, plant and equipment	$(236)	$(247)

	Three Months Ended March 31,
	2009	2008
	(millions)
		(recast)
Amortization of Intangible Assets
Networks	$(18)	$(6)
Filmed Entertainment	(54)	(56)
Publishing	(13)	(18)
AOL	(36)	(38)

Total amortization of intangible assets	$(121)	$(118)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31,
	2009	2008
	(millions)
		(recast)
Operating Income
Networks	$960	$874
Filmed Entertainment	214	183
Publishing	(32)	93
AOL	150	284
Corporate (a)	(94)	(114)
Intersegment eliminations	—	(9)

Total operating income	$1,198	$1,311

(a)	For the three months ended March 31, 2009 and 2008, includes $7 million and $4 million, respectively, in net expenses related to securities litigation and government investigations.
     A summary of total assets by operating segment is set forth below:

		December 31,
	March 31, 2009	2008
	(millions)
		(recast)
Assets
Networks	$36,369	$36,097
Filmed Entertainment	16,029	17,080
Publishing	6,374	6,778
AOL	3,970	4,075
Corporate	8,087	2,316
Assets of discontinued operations	—	47,711

Total assets	$70,829	$114,057

12. COMMITMENTS AND CONTINGENCIES
Commitments
Six Flags
     In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (“Six Flags Georgia” and “Six Flags Texas,” respectively, and, collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including the following (the “Guaranteed Obligations”): (a) making a minimum annual distribution to the limited partners of the Partnerships (the minimum was approximately $61 million in 2008 and is subject to annual cost of living adjustments); (b) making a minimum amount of capital expenditures each year (an amount approximating 6% of the Parks’ annual revenues); (c) offering each year to purchase 5% of the limited partnership units of the Partnerships (plus any such units not purchased pursuant to such offer in any prior year) based on an aggregate price for all limited partnership units at the higher of (i) $250 million in the case of Six Flags Georgia and $374.8 million in the case of Six Flags Texas (the “Base Valuations”) and (ii) a weighted average multiple of EBITDA for the respective Park over the previous four-year period (the “Cumulative LP Unit Purchase Obligation”); (d) making annual ground lease payments; and (e) either (i) purchasing all of the outstanding limited partnership units through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of each of the Partnerships in 2027 (Six Flags Georgia) and 2028 (Six Flags Texas) (the “End of Term Purchase”) or (ii) causing each of the Partnerships to have no indebtedness and to meet certain other financial tests as of the end of the term of the Partnership. The aggregate amount payable in connection with an End of Term Purchase option on either Park will be the Base Valuation applicable to such Park, adjusted for changes in the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
consumer price index from December 1996, in the case of Six Flags Georgia, and December 1997, in the case of Six Flags Texas, through December of the year immediately preceding the year in which the End of Term Purchase occurs, in each case, reduced ratably to reflect limited partnership units previously purchased.
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
     In connection with the TWC Separation, guarantees previously made by Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC, were terminated and, pursuant to and as required under the original terms of the Six Flags Guarantees, Warner Bros. Entertainment Inc. (“WBEI”) became a guarantor. In addition, TWE’s rights and obligations under the Subordinated Indemnity Agreement have been assigned to WBEI. The Company continues to indemnify TWE in connection with any residual exposure of TWE under the Guaranteed Obligations.
     In March 2009, Fitch Ratings downgraded its credit rating for Six Flags from CC to C and Moody’s Investors Services downgraded its credit rating for Six Flags from Caa3 to C. In April 2009, Standard & Poor’s lowered Six Flags’ credit rating from CCC to D. To date, no payments have been made by the Company pursuant to the Six Flags Guarantee. In its annual report on Form 10-K for the period ended December 31, 2008, Six Flags reported an estimated maximum Cumulative LP Unit Purchase Obligation for 2009 of approximately $335 million. The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) of the agreements are approximately $1.4 billion (for a net present value of approximately $450 million). Six Flags has deposited approximately $6 million in an escrow account as a source of funds in the event Historic TW is required to fund any portion of the Guaranteed Obligations in the future.
     On April 17, 2009, Six Flags commenced an Exchange Offer and Consent Solicitation relating to debt securities issued by Six Flags (the “Restructuring Plan”). The Restructuring Plan is designed to reduce Six Flags’ debt and interest expense and improve its liquidity and financial and operational flexibility. The Restructuring Plan contemplates the conversion of certain debt to equity, a 1-for-100 reverse stock split and other amendments to Six Flags’ certificate of incorporation. The Six Flags Exchange Offer and Consent Solicitation will expire at 11:59 p.m., New York City time, on June 25, 2009, unless extended or earlier terminated.
     Because the Six Flags Guarantee existed prior to the Company’s adoption of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and no modifications to the arrangements have been made since the date the guarantee came into existence, the recognition requirements of FIN 45 are not applicable to the arrangements and the Company has continued to account for the Guaranteed Obligations in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”). Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement (including the recent financial performance reported for the Parks and by Six Flags), the Company is unable to predict the loss, if any, that may be incurred under these Guaranteed Obligations and no liability for the arrangements has been recognized at March 31, 2009. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.
Google Investment in AOL
     In connection with the expansion of their strategic relationship in April 2006, Google Inc. (“Google”) acquired a 5% interest in AOL, and, as a result, 95% of the equity interests in AOL are indirectly held by the Company and 5% are indirectly held by Google. As part of the April 2006 transaction, Google received certain registration rights relating to its equity interest in AOL. In late January 2009, Google exercised its right to request that AOL register Google’s 5% equity interest for sale in an initial public offering. Time Warner has the right, but not the obligation, to purchase Google’s equity

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
interest for cash or shares of Time Warner common stock based on the appraised fair market value of the equity interest in lieu of conducting an initial public offering. The Company is in discussions with Google and has notified Google of its intention to purchase the 5% equity interest.
Contingencies
Shareholder Derivative Lawsuits
     During the Summer and Fall of 2002, numerous shareholder derivative lawsuits were filed in state and federal courts naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. The complaints alleged that defendants breached their fiduciary duties by, among other things, causing the Company to issue corporate statements that did not accurately represent that AOL had declining advertising revenues. Certain of these lawsuits were later dismissed, and others were eventually consolidated in their respective jurisdictions. In 2006, the parties entered into a settlement agreement to resolve all of the remaining derivative matters, and the Court granted final approval of the settlement on September 6, 2006. The court has yet to rule on plaintiffs’ petition for attorneys’ fees and expenses. At March 31, 2009, the Company’s remaining reserve related to these matters is $9 million, which approximates an expected award for plaintiffs’ attorneys’ fees.
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
     On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics and failure to accord credit to Siegel. The Company answered the complaint and filed counterclaims. On April 30, 2007, the Company filed motions for partial summary judgment on various issues, including the unavailability of accounting for pre-termination and foreign works. On March 26, 2008, the court entered an order of summary judgment finding, among other things, that plaintiffs’ notices of termination were valid and that plaintiffs had thereby recaptured, as of April 16, 1999, their rights to a one-half interest in the Superman story material, as first published, but that the accounting for profits would not include profits attributable to foreign exploitation, republication of pre-termination works and trademark exploitation. On October 6, 2008, the court dismissed plaintiffs’ Lanham Act and “wasting” claims with prejudice. In orders issued on October 14, 2008, the court determined that the remaining claims in the case will be subject to phased non-jury trials. The first phase trial commenced on April 28, 2009, and the second phase trial is scheduled to commence on October 20, 2009. The Company intends to defend against this lawsuit vigorously.
     On October 22, 2004, the same Siegel heirs filed a second lawsuit against the Company, DC Comics, Warner Bros. Entertainment Inc., Warner Communications Inc. and Warner Bros. Television Production Inc. in the U.S. District Court for the Central District of California. Plaintiffs claim that Jerome Siegel was the sole creator of the character Superboy and, as such, DC Comics has had no right to create new Superboy works since the alleged October 17, 2004 termination by plaintiffs of Siegel’s grants of rights to the Superboy character to DC Comics’ predecessor-in-interest. This lawsuit seeks a

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
declaration regarding the validity of the alleged termination and an injunction against future use of the Superboy character. Plaintiffs have also asserted Lanham Act and unfair competition claims alleging false statements by DC Comics regarding the creation of the Superboy character. The Company answered the complaint and filed counterclaims. The case was consolidated for discovery purposes with the “Superman” action described immediately above. The parties filed cross-motions for summary judgment or partial summary judgment on February 15, 2006. In its ruling dated March 23, 2006, the court denied the Company’s motion for summary judgment, granted plaintiffs’ motion for partial summary judgment on termination and held that further proceedings are necessary to determine whether the Company’s Smallville television series may infringe on plaintiffs’ rights to the Superboy character. On January 12, 2007, the Company filed a motion for reconsideration of the court’s decision granting plaintiffs’ motion for partial summary judgment on termination. On April 30, 2007, the Company filed a motion for summary judgment on non-infringement of Smallville. On July 27, 2007, the court granted the Company’s motion for reconsideration, reversing the bulk of the March 23, 2006 ruling, and requested additional briefing on certain issues. On March 31, 2008, the court, among other things, denied the Company’s summary judgment motion as moot in view of the court’s July 27, 2007 reconsideration ruling. To the extent any issues remain, the Company intends to defend against this lawsuit vigorously.
     On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against AOL and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On February 21, 2008, the court granted plaintiffs’ motion to issue notice to the former community leaders nationwide. Notice to the putative class was issued in May 2008 and in December 2008 and the putative class had until February 27, 2009 to opt-in to the collective action. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case was stayed pending the outcome of the Hallissey motion to dismiss and has not yet been activated. Two related class actions were filed in state courts in New Jersey and Ohio, alleging violations of the FLSA and/or the respective state laws. These cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. A third related action was filed in state court in California, which the parties have settled. The Company intends to defend against the remaining lawsuits vigorously.
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
     On August 1, 2005, Thomas Dreiling filed a derivative suit in the U.S. District Court for the Western District of Washington against AOL and Infospace Inc. as nominal defendant. The complaint, brought in the name of Infospace by one of its shareholders, asserts violations of Section 16(b) of the Exchange Act. Plaintiff alleges that certain AOL executives and the founder of Infospace, Naveen Jain, entered into an agreement to manipulate Infospace’s stock price through the exercise of warrants that AOL had received in connection with a commercial agreement with Infospace. Because of this alleged agreement, plaintiff asserts that AOL and Mr. Jain constituted a “group” that held more than 10% of Infospace’s stock and, as a result, AOL violated the short-swing trading prohibition of Section 16(b) in connection with sales of shares received from the exercise of those warrants. The complaint seeks disgorgement of profits, interest and attorneys’ fees. On October 11, 2007, the parties filed cross-motions for summary judgment. On January 3, 2008, the court granted AOL’s motion and dismissed the complaint with prejudice. Plaintiff has filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit, and the oral argument is scheduled for May 7, 2009. The Company intends to defend against this lawsuit vigorously.
     On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that AOL, among other defendants, infringes a number of patents purportedly relating to customer call center operations and/or voicemail services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Multidistrict Litigation Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. In April 2008, AOL and other defendants filed “common” motions for summary judgment, which argued, among other things, that a number of claims in the patents at issue are invalid under Sections 112 and 103 of the Patent Act. On June 19 and August 4, 2008, the court issued orders granting, in part, and denying, in part, those motions. Defendants filed additional “individual” motions for summary judgment in August 2008, which argued, among other things, that defendants’ respective products do not infringe the surviving claims in plaintiff’s patents. Those motions have been fully briefed. The Company intends to defend against this lawsuit vigorously.
     On February 11, 2008, trustees of the Tolkien Trust and the J.R.R. Tolkien 1967 Discretionary Settlement Trust, as well as HarperCollins Publishers, Ltd. and two related publishing entities, sued New Line Cinema Corporation (“NLC Corp.”), a wholly owned subsidiary of the Company, and Katja Motion Picture Corp., a wholly owned subsidiary of NLC Corp., and other unnamed defendants in Los Angeles Superior Court. The complaint alleges that defendants breached contracts relating to three motion pictures: The Lord of the Rings: The Fellowship of the Ring; The Lord of the Rings: The Two Towers; and The Lord of the Rings: The Return of the King (collectively, the “Trilogy”) by, among other things, failing to make full payment to plaintiffs for their participation in the Trilogy’s gross receipts. The suit also seeks declarations as to the meaning of several provisions of the relevant agreements, including a declaration that would terminate defendants’ future rights to other motion pictures based on J.R.R. Tolkien’s works, including The Hobbit. In addition, the complaint sets forth related claims of breach of fiduciary duty, fraud and for reformation, an accounting and imposition of a constructive trust. Plaintiffs seek compensatory damages in excess of $150 million, unspecified punitive damages, and other relief. On May 14, 2008, NLC Corp. moved to dismiss under California law certain claims in the complaint and on June 24, 2008, the court granted that motion, finding that plaintiffs had failed to state sufficient facts to support their fraud and breach of fiduciary duty claims, and granted plaintiffs leave to amend the complaint. On July 14, 2008, plaintiffs filed an amended complaint, adding a cause of action for reformation of the underlying contracts. NLC Corp. again moved to dismiss certain claims and, on September 22, 2008, the court granted that motion, dismissing the plaintiffs’ claims for reformation and punitive damages without leave to amend. On October 3, 2008, plaintiffs moved for reconsideration of that decision, and on November 20, 2008 the court denied the plaintiffs’ motion. The Company intends to defend against this lawsuit vigorously.
     AOL Europe Services SARL (“AOL Luxembourg”), a wholly owned subsidiary of AOL organized under the laws of Luxembourg, has received four assessments from the French tax authorities for French value added tax (“VAT”) related to AOL Luxembourg’s subscription revenues from French subscribers earned during the period from July 1, 2003 through October 31, 2006. The first assessment was received on December 27, 2006, and the fourth was received on April 20, 2009. The French tax authorities allege that the French subscriber revenues are subject to French VAT, instead of Luxembourg VAT, as originally reported and paid by AOL Luxembourg. The assessments, including interest accrued through the respective assessment dates, total €191.8 million (approximately $253 million based on the exchange rate as of March 31, 2009). The Company is currently appealing the assessments at the French VAT audit level and intends to continue to defend against the assessments vigorously.
     On April 16, 2009, Time Inc. prevailed in a final disposition by the Supreme Court of the Republic of Indonesia of the lawsuit H.M. Suharto v. Time Inc. Asia et al. The underlying libel lawsuit was filed in July 1999 by the former dictator of Indonesia following the publication of TIME magazine’s May 24, 1999 cover story “Suharto Inc.” Following a trial in the Spring of 2000, a three-judge panel of an Indonesian court found in favor of Time Inc. and the journalists, and that decision was affirmed by an intermediate appellate court in March 2001. On August 30, 2007, eight years after the case was initially filed, the Supreme Court overturned the rulings of two lower courts and issued a judgment against Time Inc. Asia and six journalists. Among other things, the court’s August 30, 2007 decision ordered defendants to apologize for certain aspects of the May 1999 article and pay Mr. Suharto damages in the amount of one trillion rupiah (approximately $87 million based on the exchange rate as of March 31, 2009). The Company challenged the judgment by filing a petition for review before a different panel of Supreme Court justices on February 21, 2008. On April 16, 2009, that panel of the Supreme Court ruled in Time Inc.’s favor and reversed the August 30, 2007 judgment. The court’s April 16, 2009 ruling is a final disposition of this lawsuit.
     On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company. The complaint, which also named as defendants several other programming content providers (collectively, the “programmer defendants”) as well as cable and satellite providers (collectively, the “distributor defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
“bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action (the “First Amended Complaint”) that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. The defendants, including the Company, filed motions to dismiss the First Amended Complaint and these motions were granted, with leave to amend. On March 20, 2008, plaintiffs filed a second amended complaint (the “Second Amended Complaint”) that modified certain aspects of the First Amended Complaint. On April 22, 2008, the defendants, including the Company, filed motions to dismiss the Second Amended Complaint, which motions were denied. On July 14, 2008, the defendants filed motions requesting the court to certify its order for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit, which motions were denied. On November 14, 2008, the Company was dismissed as a programmer defendant, and Turner Broadcasting System, Inc. was substituted in its place. The Company intends to defend against this lawsuit vigorously.
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
     On June 6, 2005, David McDavid and certain related entities (collectively, “McDavid”) filed a complaint against Turner Broadcasting System, Inc. (“Turner”) and the Company in Georgia state court. The complaint asserted, among other things, claims for breach of contract, breach of fiduciary duty, promissory estoppel and fraud relating to an alleged oral agreement between plaintiffs and Turner for the sale of the Atlanta Hawks and Thrashers sports franchises and certain operating rights to the Philips Arena. On August 20, 2008, the court issued an order dismissing all claims against the Company. The court also dismissed certain claims against Turner for breach of an alleged oral exclusivity agreement, for promissory estoppel based on the alleged exclusivity agreement and for breach of fiduciary duty. A trial as to the remaining claims against Turner commenced on October 8, 2008 and concluded on December 2, 2008. On December 9, 2008, the jury announced its verdict in favor of McDavid on the breach of contract and promissory estoppel claims, awarding damages on those claims of $281 million and $35 million, respectively. Pursuant to the court’s direction that McDavid choose one of the two claim awards, McDavid elected the $281 million award. The jury found in favor of Turner on the two remaining claims of fraud and breach of confidential information. On January 12, 2009, Turner filed a motion to overturn the jury verdict or, in the alternative, for a new trial, and, on April 22, 2009, the court denied the motion. On April 23, 2009, Turner filed a notice of appeal to the Georgia Court of Appeals. On April 24, 2009, McDavid filed a motion for supersedeas bond requesting the court to order Turner to post a bond in the amount of $25 million. The Company has a reserve established for this matter at March 31, 2009 of approximately $287 million (including interest accrued through such date), although it intends to defend against this lawsuit vigorously.
     On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, “Anderson News”) filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time/Warner Retail Sales & Marketing, Inc. Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Plaintiffs are seeking unspecified monetary damages. The Company intends to defend against this lawsuit vigorously.
     From time to time, the Company receives notices from third parties claiming that it infringes their intellectual property rights. Claims of intellectual property infringement could require Time Warner to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Income Tax Uncertainties
     During the three months ended March 31, 2009, the Company recorded additional income tax reserves of approximately $13 million. Of the $13 million additional income tax reserves, approximately $6 million would affect the Company’s effective tax rate if reversed. During the three months ended March 31, 2009, the Company recorded interest reserves related to the income tax reserves of approximately $36 million.
13. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     Additional financial information with respect to cash (payments) and receipts is as follows (millions):

	Three Months Ended March 31,
	2009	2008
		(recast)
Cash payments made for interest	$(139)	$(222)
Interest income received	11	22

Cash interest payments, net	$(128)	$(200)

Cash payments made for income taxes	$(96)	$(70)
Income tax refunds received	44	7

Cash tax payments, net	$(52)	$(63)

     The consolidated statement of cash flows for the three months ended March 31, 2009 does not reflect the noncash dividend of all shares of TWC common stock held by the Company in a spin-off to Time Warner stockholders, which reduced shareholders’ equity by $6.822 billion.
Interest Expense, Net
     Interest expense, net, consists of (millions):

	Three Months Ended March 31,
	2009	2008
		(recast)
Interest income	$34	$47
Interest expense	(346)	(394)

Total interest expense, net	$(312)	$(347)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other Loss, Net
     Other loss, net, consists of (millions):

	Three Months Ended March 31,
	2009	2008
		(recast)
Investment losses, net	$(13)	$(36)
Loss on equity method investees	(23)	(13)
Losses on accounts receivable	(2)	(13)
Other	(1)	3

Total other loss, net	$(39)	$(59)

Related Parties
     Income (expense) resulting from transactions with related parties consists of (millions):

	Three Months Ended March 31,
	2009	2008
		(recast)
Revenues	$105	$93
Costs of revenues	(1)	(3)
Selling, general and administrative	(4)	(1)
Prepaid Expenses and Other Current Assets
     The Company has historically invested a portion of its cash on hand in money market funds, including The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the morning of September 15, 2008, the Company requested a full redemption of its approximately $330 million investment in The Reserve Fund, but the redemption request was not honored. On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to a Securities and Exchange Commission order requested by The Reserve Fund so that an orderly liquidation could be effected. Through April 28, 2009, the Company has received $297 million from The Reserve Fund representing its pro rata share of partial distributions made by The Reserve Fund. The Company has not been informed as to when the remaining amount will be returned. In February 2009, The Reserve Fund announced that it would set aside an initial amount of $3.5 billion to defend against certain legal actions. The Company has filed a claim against The Reserve Fund demanding repayment of the remaining amount of its full investment. As a result of the status of The Reserve Fund, the Company has classified its receivable from The Reserve Fund at March 31, 2009 as other current assets on the Company’s consolidated balance sheet.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of (millions):

	March 31, 2009	December 31, 2008
		(recast)
Accounts payable	$595	$800
Accrued expenses	2,632	2,789
Participations payable	2,474	2,522
Royalties and programming costs payable	751	687
Accrued compensation	660	974
Accrued interest	421	265
Accrued income taxes	256	157

Total accounts payable and accrued expenses	$7,789	$8,194

Other Noncurrent Liabilities
     Other noncurrent liabilities consist of (millions):

	March 31, 2009	December 31, 2008
		(recast)
Noncurrent tax and interest reserves	$2,127	$2,106
Participations payable	1,207	1,384
Royalties and programming costs payable	1,219	1,145
Noncurrent pension and post retirement liabilities	848	829
Deferred compensation	500	552
Other noncurrent liabilities	811	785

Total other noncurrent liabilities	$6,712	$6,801

Accounts Receivable and Receivables Securitized
     Accounts receivable and receivables securitized consist of (millions):

	March 31, 2009	December 31, 2008
		(recast)
Securitized trade receivables	$1,501	$1,984
Receivables sold to third parties	(717)	(805)

Retained interests in securitizations	784	1,179
Receivables not subject to securitizations	5,768	6,754

Receivables, including retained interest in securitizations	6,552	7,933
Allowances	(1,878)	(2,269)

Current receivables, including retained interests in securitizations, net	4,674	5,664
Noncurrent receivables (included in other assets)	956	983

Total receivables	$5,630	$6,647

     Revenues (and related receivables) from the distribution of television product are recognized when the film or series is made available to customers for exploitation. In certain circumstances, the availability dates granted to the customers may precede the date the Company, pursuant to the terms of the applicable contractual arrangements, may bill the customers for these sales. Unbilled accounts receivable, which primarily relate to the aforementioned distribution of television product, totaled $2.388 billion and $2.428 billion at March 31, 2009 and December 31, 2008, respectively. Included in the unbilled accounts receivable at March 31, 2009 was $1.527 billion to be billed in the next twelve months.

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
     Set forth below are condensed consolidating financial statements presenting the financial position, results of operations and cash flows of (i) Time Warner Inc. (the “Parent Company”), (ii) Historic TW Inc. (in its own capacity and as successor to Time Warner Companies, Inc.), Home Box Office, Inc. (“HBO”), and Turner Broadcasting System, Inc., each a wholly owned subsidiary of the Parent Company, on a combined basis (collectively, the “Guarantor Subsidiaries”), (iii) the direct and indirect non-guarantor subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) on a combined basis and (iv) the eliminations necessary to arrive at the information for Time Warner Inc. on a consolidated basis. These condensed consolidating financial statements are included in connection with the registration statement on Form S-3 filed with the Securities and Exchange Commission by the Parent Company and HBO on April 6, 2009.
     There are no legal or regulatory restrictions on the Parent Company’s ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances.
     These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of Time Warner Inc. and reflect Time Warner Cable Inc., which was separated from the Parent Company on March 12, 2009, as a discontinued operation.
     On April 15, 2009, the Parent Company completed a solicitation of consents (the “Consent Solicitation”) from the holders of debt securities issued under certain Indentures (the “Securities”), resulting in the adoption on April 16, 2009 of certain amendments to each Indenture that provide that certain restrictive covenants will not apply (subject to the concurrent or prior issuance of the guarantee by HBO discussed below) to a conveyance or transfer by AOL LLC, a subsidiary of the Parent Company, of its properties and assets substantially as an entirety unless such conveyance or transfer constitutes a conveyance or transfer of the properties and assets of the issuer and the guarantors under the relevant Indenture and their respective subsidiaries, taken as a whole, substantially as an entirety. As a result of the Consent Solicitation, in connection with the conveyance or transfer of AOL LLC’s properties and assets substantially as an entirety, HBO will issue a guarantee of the obligations of Historic TW Inc., whether as issuer or guarantor, under the Indentures and the Securities. Such guarantee will be issued by HBO only in connection with such a transaction. Accordingly, for purposes of this presentation, the consolidating financial information herein reflects HBO as a Guarantor Subsidiary and does not reflect the historical financial information of AOL LLC in the Guarantor data and information. Instead, the historical financial information of AOL LLC is reflected in the data and information regarding the Non-Guarantor Subsidiaries. If the HBO guarantee is issued, HBO, together with the other Guarantor Subsidiaries, will fully and unconditionally, jointly and severally, guarantee the Securities on an unsecured basis.
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
     Corporate overhead expenses have been reflected as expenses of the Parent Company and have not been allocated to the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries. Certain transfers of cash between subsidiaries and their parent companies are reflected as cash flows from investing and financing activities in the accompanying condensed consolidating statements of cash flows. All other intercompany activity is reflected in cash flows from operations.

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Balance Sheet
March 31, 2009
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
ASSETS
Current assets
Cash and equivalents	$6,247	$99	$769	$—	$7,115
Receivables, net	33	656	3,985	—	4,674
Inventories	—	519	1,531	—	2,050
Deferred income taxes	723	563	563	(1,126)	723
Prepaid expenses and other current assets	113	126	486	—	725

Total current assets	7,116	1,963	7,334	(1,126)	15,287
Noncurrent inventories and film costs	—	1,712	3,458	(116)	5,054
Investments in amounts due to and from consolidated subsidiaries	43,516	21,121	11,187	(75,824)	—
Investments, including available-for-sale securities	67	345	1,011	(479)	944
Property, plant and equipment	393	485	3,891	—	4,769
Intangible assets subject to amortization, net	—	2	3,490	—	3,492
Intangible assets not subject to amortization	—	2,009	5,714	—	7,723
Goodwill	—	9,880	22,477	—	32,357
Other assets	142	91	970	—	1,203

Total assets	$51,234	$37,608	$59,532	$(77,545)	$70,829

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$925	$1,066	$5,880	$(82)	$7,789
Deferred revenue	—	15	965	(14)	966
Debt due within one year	2,000	12	68	—	2,080
Current liabilities of discontinued operations	49	—	3	—	52

Total current liabilities	2,974	1,093	6,916	(96)	10,887
Long-term debt	9,976	5,345	81	—	15,402
Due (to) from affiliates	(787)	—	787	—	—
Deferred income taxes	1,127	2,812	2,622	(5,434)	1,127
Deferred revenue	—	—	384	(111)	273
Other noncurrent liabilities	2,158	2,324	4,451	(2,221)	6,712
Equity
Due (to) from Time Warner and subsidiaries	—	(16,337)	(2,961)	19,298	—
Other shareholders’ equity	35,786	42,371	46,469	(88,840)	35,786

Total Time Warner Inc. shareholders’ equity	35,786	26,034	43,508	(69,542)	35,786
Noncontrolling interests	—	—	783	(141)	642

Total equity	35,786	26,034	44,291	(69,683)	36,428

Total liabilities and equity	$51,234	$37,608	$59,532	$(77,545)	$70,829

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Balance Sheet
December 31, 2008
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(recast, millions)
ASSETS
Current assets
Cash and equivalents	$469	$103	$661	$—	$1,233
Receivables, net	67	675	4,922	—	5,664
Inventories	—	553	1,436	—	1,989
Deferred income taxes	625	464	465	(930)	624
Prepaid expenses and other current assets	217	107	448	—	772
Current assets of discontinued operations	—	—	6,480	—	6,480

Total current assets	1,378	1,902	14,412	(930)	16,762
Noncurrent inventories and film costs	—	1,732	3,584	(124)	5,192
Investments in amounts due to and from consolidated subsidiaries	59,525	38,198	11,178	(108,901)	—
Investments, including available-for-sale securities	68	382	1,047	(461)	1,036
Property, plant and equipment	406	499	3,991	—	4,896
Intangible assets subject to amortization, net	—	2	3,562	—	3,564
Intangible assets not subject to amortization	—	2,009	5,719	—	7,728
Goodwill	—	9,879	22,549	—	32,428
Other assets	104	101	1,015	—	1,220
Noncurrent assets of discontinued operations	—	—	41,231	—	41,231

Total assets	$61,481	$54,704	$108,288	$(110,416)	$114,057

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$463	$1,030	$6,789	$(88)	$8,194
Deferred revenue	—	8	1,020	(16)	1,012
Debt due within one year	2,000	12	54	—	2,066
Current liabilities of discontinued operations	—	—	2,865	—	2,865

Total current liabilities	2,463	1,050	10,728	(104)	14,137
Long-term debt	14,466	5,350	73	—	19,889
Due (to) from affiliates	(847)	—	847	—	—
Deferred income taxes	974	2,795	2,616	(5,411)	974
Deferred revenue	—	—	379	(113)	266
Other noncurrent liabilities	2,137	2,330	4,504	(2,170)	6,801
Noncurrent liabilities of discontinued operations	—	—	26,320	—	26,320
Equity
Due (to) from Time Warner and subsidiaries	—	(15,308)	(30,627)	45,935	—
Other shareholders’ equity	42,288	58,487	89,927	(148,414)	42,288

Total Time Warner Inc. shareholders’ equity	42,288	43,179	59,300	(102,479)	42,288
Noncontrolling interests	—	—	3,521	(139)	3,382

Total equity	42,288	43,179	62,821	(102,618)	45,670

Total liabilities and equity	$61,481	$54,704	$108,288	$(110,416)	$114,057

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Three Months Ended March 31, 2009
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

Revenues	$—	$1,273	$5,747	$(75)	$6,945

Costs of revenues	—	(608)	(3,347)	75	(3,880)
Selling, general and administrative	(91)	(199)	(1,362)	—	(1,652)
Amortization of intangible assets	—	—	(121)	—	(121)
Restructuring costs	—	—	(94)	—	(94)

Operating income (loss)	(91)	466	823	—	1,198
Equity in pretax income of consolidated subsidiaries	1,158	638	310	(2,106)	—
Interest expense, net	(203)	(107)	(2)	—	(312)
Other income (expense), net	(17)	2	5	(29)	(39)

Income from continuing operations before income taxes	847	999	1,136	(2,135)	847
Income tax provision	(288)	(347)	(395)	742	(288)

Income from continuing operations	559	652	741	(1,393)	559
Discontinued operations, net of tax	131	180	180	(360)	131

Net income (loss)	690	832	921	(1,753)	690
Less Net income attributable to noncontrolling interests	(29)	(20)	(37)	57	(29)

Net income attributable to Time Warner Inc. shareholders	$661	$812	$884	$(1,696)	$661

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Three Months Ended March 31, 2008
(Unaudited)

					Time
		Guarantor	Non-Guarantor		Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(recast, millions)

Revenues	$—	$1,237	$6,319	$(86)	$7,470

Costs of revenues	—	(639)	(3,614)	86	(4,167)
Selling, general and administrative	(100)	(198)	(1,434)	—	(1,732)
Amortization of intangible assets	—	—	(118)	—	(118)
Restructuring costs	(6)	—	(136)	—	(142)

Operating income (loss)	(106)	400	1,017	—	1,311
Equity in pretax income of consolidated subsidiaries	1,269	830	332	(2,431)	—
Interest expense, net	(262)	(265)	180	—	(347)
Other income (expense), net	4	(4)	(35)	(24)	(59)

Income from continuing operations before income taxes	905	961	1,494	(2,455)	905
Income tax provision	(345)	(354)	(579)	933	(345)

Income from continuing operations	560	607	915	(1,522)	560
Discontinued operations, net of tax	262	263	259	(522)	262

Net income (loss)	822	870	1,174	(2,044)	822
Less Net income attributable to noncontrolling interests	(51)	(40)	(71)	111	(51)

Net income attributable to Time Warner Inc. shareholders	$771	$830	$1,103	$(1,933)	$771

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2009
(Unaudited)

		Guarantor	Non-Guarantor		Time Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(millions)
OPERATIONS
Net income	$690	$832	$921	$(1,753)	$690
Less Discontinued operations, net of tax	131	180	180	(360)	131

Net income from continuing operations	559	652	741	(1,393)	559
Adjustments for noncash and nonoperating items:
Depreciation and amortization	10	31	316	—	357
Amortization of film and television costs	—	472	1,152	—	1,624
Loss on investments and other assets, net	—	2	—	—	2
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(1,158)	(638)	(310)	2,106	—
Equity in losses of investee companies, net of cash distributions	—	(3)	25	—	22
Equity-based compensation	13	15	43	—	71
Deferred income taxes	(40)	(47)	(47)	94	(40)
Changes in operating assets and liabilities, net of acquisitions	534	(130)	(759)	(815)	(1,170)
Intercompany	—	150	(150)	—	—

Cash provided (used) by operations from continuing operations	(82)	504	1,011	(8)	1,425

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	—	—	—	(2)
Investments and acquisitions, net of cash acquired	—	(12)	(38)	—	(50)
Capital expenditures and product development costs	(13)	(17)	(104)	—	(134)
Investment proceeds from available-for-sale securities	—	—	5	—	5
Special Dividend received from Time Warner Cable Inc.	9,253	—	—	—	9,253
Advances to parent and consolidated subsidiaries	1,308	552	—	(1,860)	—
Other investment proceeds	38	2	72	—	112

Cash used by investing activities from continuing operations	10,584	525	(65)	(1,860)	9,184

FINANCING ACTIVITIES
Borrowings	3,493	—	14	—	3,507
Debt repayments	(7,983)	—	(3)	—	(7,986)
Principal payments on capital leases	—	(4)	(7)	—	(11)
Dividends paid	(226)	—	—	—	(226)
Other financing activities	(8)	—	(1)	—	(9)
Change in due to/from parent and investment in segment	—	(1,029)	(839)	1,868	—

Cash provided (used) by financing activities from continuing operations	(4,724)	(1,033)	(836)	1,868	(4,725)

Cash provided by continuing operations	5,778	(4)	110	—	5,884

Cash provided by operations from discontinued operations	—	—	582	—	582
Cash used by investing activities from discontinued operations	—	—	(622)	—	(622)
Cash used by financing activities from discontinued operations	—	—	(5,224)	—	(5,224)
Effect of change in cash and equivalents of discontinued operations	—	—	5,262	—	5,262

Cash used by discontinued operations	—	—	(2)	—	(2)

INCREASE IN CASH AND EQUIVALENTS	5,778	(4)	108	—	5,882
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	469	103	661	—	1,233

CASH AND EQUIVALENTS AT END OF PERIOD	$6,247	$99	$769	$—	$7,115

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2008
(Unaudited)

		Guarantor	Non- Guarantor		Time Warner
	Time Warner	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(recast, millions)

OPERATIONS
Net income	$822	$870	$1,174	$(2,044)	$822
Less Discontinued operations, net of tax	262	263	259	(522)	262

Net income from continuing operations	560	607	915	(1,522)	560
Adjustments for noncash and nonoperating items:
Depreciation and amortization	10	27	328	—	365
Amortization of film and television costs	—	494	883	—	1,377
Loss on investments and other assets, net	—	1	25	—	26
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(1,269)	(830)	(332)	2,431	—
Equity in losses of investee companies, net of cash distributions	—	(3)	22	—	19
Equity-based compensation	19	16	40	—	75
Deferred income taxes	37	(111)	(94)	205	37
Changes in operating assets and liabilities, net of acquisitions	468	(88)	(112)	(1,111)	(843)
Intercompany	—	193	(193)	—	—

Cash provided (used) by operations from continuing operations	(175)	306	1,482	3	1,616

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	(13)	(240)	—	(253)
Capital expenditures and product development costs	(2)	(24)	(120)	—	(146)
Advances to parent and consolidated subsidiaries	989	1,190	381	(2,560)	—
Other investment proceeds	2	14	14	—	30

Cash used by investing activities from continuing operations	989	1,167	35	(2,560)	(369)

FINANCING ACTIVITIES
Borrowings	2,102	—	10	—	2,112
Debt repayments	(2,531)	(166)	(19)	—	(2,716)
Proceeds from exercise of stock options	34	—	—	—	34
Excess tax benefit on stock options	2	—	—	—	2
Principal payments on capital leases	—	(1)	(9)	—	(10)
Repurchases of common stock	(332)	—	—	—	(332)
Dividends paid	(224)	—	—	—	(224)
Other financing activities	(18)	—	—	—	(18)
Change in due to/from parent and investment in segment	—	(1,255)	(1,302)	2,557	—

Cash provided (used) by financing activities from continuing operations	(967)	(1,422)	(1,320)	2,557	(1,152)

Cash provided (used) by continuing operations	(153)	51	197	—	95

Cash provided by operations from discontinued operations	—	—	1,180	—	1,180
Cash used by investing activities from discontinued operations	—	—	(841)	—	(841)
Cash used by financing activities from discontinued operations	—	—	(348)	—	(348)
Effect of change in cash and equivalents of discontinued operations	—	—	6	—	6

Cash used by discontinued operations	—	—	(3)	—	(3)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(153)	51	194	—	92
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	586	53	646	—	1,285

CASH AND EQUIVALENTS AT END OF PERIOD	$433	$104	$840	$—	$1,377

Part II. Other Information
Item 1. Legal Proceedings.
Other Matters
     Reference is made to the lawsuit filed by certain heirs of Jerome Siegel described on page 55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). The first phase trial commenced on April 28, 2009, and the second phase trial is scheduled to commence on October 20, 2009.
     Reference is made to the derivative suit filed by Thomas Dreiling described on page 56 of the 2008 Form 10-K. The oral argument is scheduled for May 7, 2009.
     Reference is made to the lawsuit filed by the former dictator of the Republic of Indonesia described on page 57 of the 2008 Form 10-K. On April 16, 2009, the Supreme Court of Indonesia ruled in Time Inc.’s favor and reversed the court’s August 30, 2007 judgment. The court’s April 16, 2009 ruling is a final disposition of this lawsuit.
     Reference is made to the lawsuit filed by David McDavid and certain related entities described on page 58 of the 2008 Form 10-K. On April 22, 2009, the court denied Turner’s motion to overturn the jury verdict or, in the alternative, for a new trial, and, on April 23, 2009, Turner filed a notice of appeal to the Georgia Court of Appeals. On April 24, 2009, McDavid filed a motion for supersedeas bond requesting the court to order Turner to post a bond in the amount of $25 million. The Company has a reserve established for this matter at March 31, 2009 of approximately $287 million (including interest accrued through such date), although it intends to defend against this lawsuit vigorously.
     On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, “Anderson News”) filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time/Warner Retail Sales & Marketing, Inc. Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims.  Plaintiffs are seeking unspecified monetary damages.  The Company intends to defend against this lawsuit vigorously.
Item 1A. Risk Factors.
     There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
     The following table provides information about purchases by the Company during the quarter ended March 31, 2009 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(1)	Paid Per Share(2)	Programs(3)	Plans or Programs(4)
January 1, 2009 – January 31, 2009	0	N/A	0	$2,202,463,464
February 1, 2009 – February 28, 2009	0	N/A	0	$2,202,463,464
March 1, 2009 – March 31, 2009	0	N/A	0	$2,202,463,464

Total	0	N/A	0

(1)
The total number of shares purchased includes (a) shares of Common Stock purchased by the Company under the Stock Repurchase Program described in footnote 3 below, and (b) shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date. No awards of restricted stock vested in the months of January, February and March. Consequently, the Company did not purchase any shares of Common Stock in connection with the vesting of such awards during these months.

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
Item 4. Submission of Matters to a Vote of Security Holders.
     A Special Meeting of Stockholders of the Company was held on January 16, 2009 (the “January 2009 Special Meeting”). For a description of the matter voted on at the January 2009 Special Meeting, see Part I, Item 4 of the 2008 Form 10-K.
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

TIME WARNER INC. (Registrant)
Date: April 29, 2009	/s/ John K. Martin, Jr.
John K. Martin, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

3.1
Certificate of Amendment, dated March 27, 2009, to the Restated Certificate of Incorporation of Time Warner Inc. (the “Company”) as filed with the Secretary of State of the State of Delaware on March 27, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 27, 2009).

4.1
Fifth Supplemental Indenture, dated as of February 23, 2009, to the Indenture dated as of October 15, 1992 (the “1992 Historic TW Indenture”), among Time Warner Companies, Inc. (“TWCI”) as issuer, the Company, AOL LLC (“AOL”), Historic TW Inc. (“Historic TW”) and Turner Broadcasting System, Inc. (“TBS”) as guarantors, and The Bank of New York Mellon (“BNY Mellon”), as Trustee (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 23, 2009 (the “February 2009 Form 8-K”)).

4.2
Sixth Supplemental Indenture, dated as of April 16, 2009, to the 1992 Historic TW Indenture, among Historic TW (in its capacity as successor to TWCI) as issuer, the Company, AOL, Historic TW (in its own capacity and not as successor to TWCI) and TBS as guarantors, and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated April 16, 2009 (the “April 2009 Form 8-K”)).

4.3
Eighth Supplemental Indenture, dated as of February 23, 2009, to the Indenture dated as of January 15, 1993 (the “1993 Historic TW Indenture”), among TWCI as issuer, the Company, AOL, Historic TW and TBS as guarantors, and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.2 to the February 2009 Form 8-K).

4.4
Ninth Supplemental Indenture, dated as of April 16, 2009, to the 1993 Historic TW Indenture, among Historic TW (in its capacity as successor to TWCI) as issuer, the Company, AOL, Historic TW (in its own capacity and not as successor to TWCI) and TBS as guarantors, and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.3 to the April 2009 Form 8-K).

4.5
Fifth Supplemental Indenture, dated as of February 23, 2009, to the Indenture dated as of May 15, 1993 (the “1993 TBS Indenture”), among TBS as issuer, TWCI, the Company, AOL and Historic TW as guarantors, and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.3 to the February 2009 Form 8-K).

4.6
Sixth Supplemental Indenture, dated as of April 16, 2009, to the 1993 TBS Indenture, among TBS as issuer, the Company, AOL and Historic TW (including in its capacity as successor to TWCI) as guarantors, and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.5 to the April 2009 Form 8-K).

4.7
Second Supplemental Indenture, dated as of April 16, 2009, to the Indenture dated as of June 1, 1998, among Historic TW as issuer, the Company, AOL, Historic TW (in its capacity as successor to TWCI) and TBS as guarantors, and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.2 to the April 2009 Form 8-K).

4.8
First Supplemental Indenture, dated as of April 16, 2009, to the Indenture dated as of April 19, 2001, among the Company as issuer, AOL, Historic TW (including in its capacity as successor to TWCI) and TBS as guarantors, and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.1 to the April 2009 Form 8-K).

10.1	Time Warner Inc. 1999 Stock Plan, as amended through March 27, 2009.

10.2	Time Warner Inc. 2006 Stock Incentive Plan, as amended through March 27, 2009.

10.3	Form of Performance Stock Units Agreement (PSU Agreement, Version Bewkes 3).

10.4
First Amendment Agreement, dated as of March 11, 2009, to the Amended and Restated Revolving Credit Agreement dated as of July 8, 2002 and amended and restated as of February 17, 2006 (the “Revolving Credit Agreement”), by and among Lehman Commercial Paper Inc., as Exiting Lender, the Lenders party thereto, Citibank, N.A., as Administrative Agent, and Time Warner and Time Warner International Finance Limited, as Borrowers.

Exhibit No.	Description of Exhibit

10.5
Second Amendment Agreement, dated as of March 11, 2009, to the Revolving Credit Agreement, by and among Time Warner and Time Warner International Finance Limited, as Borrowers, Citibank, N.A., as Administrative Agent, and the Lenders party thereto.

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. †

†
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