Form 10-Q
period 2009-06-30
TIME WARNER INC.
filed 2009-07-29
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2009 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares Outstanding
Description of Class	as of July 21, 2009
Common Stock – $.01 par value	1,185,612,387

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

•
Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2009. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that affect the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2009 and cash flows for the six months ended June 30, 2009.
•
Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), as well as Item 1A, “Risk Factors,” in Part II of this report, for a discussion of the risk factors applicable to the Company.

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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
OVERVIEW
     Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, TNT, CNN, AOL, People, Sports Illustrated and Time. The Company produces and distributes films through Warner Bros. and New Line Cinema, including The Hangover, The Dark Knight, Gran Torino and the Harry Potter films, as well as television series, including Two and a Half Men, The Mentalist, The Big Bang Theory, Gossip Girl and The Closer. During the six months ended June 30, 2009, the Company generated revenues of $13.754 billion (down 8% from $14.939 billion in 2008), Operating Income of $2.381 billion (down 5% from $2.518 billion in 2008), Net Income of $1.180 billion (down 25% from $1.563 billion in 2008) and Cash Provided by Operations from Continuing Operations of $2.128 billion (down 12% from $2.411 billion in 2008).
Impact of the Current Economic Environment
     The current global economic recession has reduced the Company’s visibility into long-term business trends and has adversely affected its businesses in the first half of 2009 and is currently expected to continue to adversely affect them during the remainder of 2009. For example, during the first half of 2009, the Company’s Advertising revenues declined 15% compared to the similar period in the prior year. The Company currently expects Advertising revenues to continue to decline during the remainder of 2009 as compared to the similar period in 2008. Additionally, the current economic environment is adversely affecting the Company’s Content revenues due to, among other things, reduced consumer spending on DVDs.
     The significant losses in the market value of the Company’s pension plan assets in 2008 have resulted in an increase in pension expense of approximately $40 million and $70 million, respectively, for the three and six months ended June 30, 2009 and are expected to result in an approximately $140 million increase in pension expense for the full year of 2009. Additionally, the strengthening of the U.S. dollar relative to significant foreign currencies to which the Company is exposed has negatively affected the Company’s revenues and Operating Income by approximately $200 million and $30 million, respectively, for the three months ended June 30, 2009 and approximately $440 million and $100 million, respectively, for the six months ended June 30, 2009. If exchange rates remain at levels similar to those in the first half of 2009, the Company expects a continued negative impact on revenues and Operating Income during the remainder of 2009.
     The Company continues to have strong liquidity to meet its needs for the foreseeable future. At June 30, 2009, the Company had $13.921 billion of unused committed capacity, including cash and equivalents and credit facilities containing commitments from a geographically diverse group of major financial institutions. See “Financial Condition and Liquidity” for further details regarding the Company’s total committed borrowing capacity.
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
     Networks. Time Warner’s Networks segment is comprised of Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“HBO”). For the six months ended June 30, 2009, the Networks segment generated revenues of $5.771 billion (42% of the Company’s overall revenues), $2.045 billion in Operating Income before Depreciation and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Amortization and $1.835 billion in Operating Income.
     The Turner networks — including such recognized brands as TNT, TBS, CNN, Cartoon Network, truTV and HLN (formerly CNN Headline News) — are among the leaders in advertising-supported cable TV networks. For seven consecutive years, more primetime households have watched advertising-supported cable TV networks than the national broadcast networks. The Turner networks generate revenues principally from receipt of monthly subscriber fees paid by cable system operators, satellite distribution services, telephone companies and other distributors and from the sale of advertising. Key contributors to Turner’s success are its continued investments in high-quality programming focused on sports, original and syndicated series, news, network movie premieres and animation leading to strong ratings and revenue growth, as well as strong brands and operating efficiencies. For the remainder of 2009, the Company anticipates that the difficult economic environment will continue to adversely affect Advertising revenues at Turner compared to the similar period in 2008.
     HBO operates the HBO and Cinemax multichannel premium pay television programming services, with the HBO service ranking as the nation’s most widely distributed premium pay television service. HBO generates revenues principally from monthly subscriber fees from cable system operators, satellite distribution services, telephone companies and other distributors. An additional source of revenues is the sale of its original programming, including Sex and the City, The Sopranos, Entourage, True Blood and Rome.
     The Company’s Networks segment recently has focused on international expansion, including Turner’s fourth quarter 2007 acquisition of seven pay networks operating principally in Latin America and HBO’s acquisitions of additional equity interests in HBO Asia and HBO South Asia during the fourth quarter of 2007 and first quarter of 2008, as well as the acquisition of an additional equity interest in the HBO Latin America Group, consisting of HBO Brasil, HBO Olé and HBO Latin America Production Services (collectively, “HBO LAG”), during the fourth quarter of 2008. These acquired businesses contributed revenues and Operating Income before Depreciation and Amortization of $245 million and $66 million, respectively, for the six months ended June 30, 2009 compared to $71 million and $7 million, respectively, for the six months ended June 30, 2008. In addition, during 2008 and the first half of 2009, Turner expanded its presence in Turkey, Germany, Korea and India. The Company anticipates that international expansion will continue to be an area of focus at the Networks segment for the foreseeable future.
     Filmed Entertainment. Time Warner’s Filmed Entertainment segment is comprised of Warner Bros. Entertainment Group (“Warner Bros.”), one of the world’s leading studios, and New Line Cinema Corporation (“New Line”). For the six months ended June 30, 2009, the Filmed Entertainment segment generated revenues of $4.966 billion (34% of the Company’s overall revenues), $538 million in Operating Income before Depreciation and Amortization and $357 million in Operating Income.
     The Filmed Entertainment segment has diversified sources of revenues within its film and television businesses, including an extensive film library and a global distribution infrastructure, which have helped it to deliver consistent long-term operating performance. To increase operational efficiencies and maximize performance within the Filmed Entertainment segment, in 2008 the Company reorganized the New Line business to be operated as a unit of Warner Bros. while maintaining separate development, production and other operations, and the Company incurred restructuring charges primarily related to involuntary employee terminations in connection with the reorganization. Beginning in the first quarter of 2009, Warner Bros. commenced a significant restructuring, primarily consisting of headcount reductions and the outsourcing of certain functions to an external service provider. As a result, the Company incurred restructuring charges of $31 million and $68 million during the three and six months ended June 30, 2009, respectively, and expects to incur additional restructuring charges of approximately $25 million during the remainder of 2009.
     Warner Bros. continues to be an industry leader in the television business. For the 2008-2009 broadcast season, Warner Bros. produced more than 20 primetime series, with at least one series airing on each of the five broadcast networks (including Two and a Half Men, The Mentalist, The Big Bang Theory, Gossip Girl, ER and Smallville), as well as original series for several cable networks (including The Closer and Nip/Tuck). In addition, for the 2009-2010 broadcast season, Warner Bros. expects to produce more than 25 primetime series.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The Screen Actors Guild (“SAG”), which covers performers in feature films and filmed television programs and the producers of such content including the Company’s Filmed Entertainment and Networks segments, recently ratified a new collective bargaining agreement, which became effective on June 10, 2009 and expires on June 30, 2011.
     The sale of DVDs has been one of the largest drivers of the segment’s profit over the last several years. The industry and the Company experienced a decline in DVD sales in 2008 and the first half of 2009 as growing consumer interest in high definition Blu-ray DVDs and the effect of increased electronic delivery only partially offset softening consumer demand for standard definition DVDs. Also contributing to the overall decline in DVD sales are several factors, including the general economic downturn in the U.S. and many regions around the world, increasing competition for consumer discretionary time and spending, piracy and the maturation of the standard definition DVD format.
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
     The Company enters into co-financing arrangements with other companies as a way of securing funding for its films and mitigating risk. During 2008, one of the Company’s largest co-financing partners informed the Company that difficulties in the credit markets had led to a delay in securing the financing necessary to fund the partner’s 50% share (approximately $100 million) of the production costs on four films released during the second half of 2008. As a result, the Company accounted for these four films as if they were wholly owned. During the second quarter of 2009, this co-financing partner secured the necessary financing and funded its share of the 2008 production costs. Additionally, the co-financing partner has indicated that it intends to provide funding for up to five films to be released theatrically during 2009 and 2010. In connection with the co-financing partner’s securing of financing, the Company agreed to advance the partner, in 2013, a percentage of the net present value of estimated future profit participations owed to the partner on all films co-financed with this partner through 2010. The delay in the partner’s funding of its share of the 2008 production costs did not have a significant impact on the Company’s results of operations for the three and six months ended June 30, 2009.
     Publishing. Time Warner’s Publishing segment consists principally of magazine publishing and related websites as well as a number of direct-marketing and direct-selling businesses. For the six months ended June 30, 2009, the Publishing segment generated revenues of $1.721 billion (12% of the Company’s overall revenues), $156 million in Operating Income before Depreciation and Amortization and $70 million in Operating Income.
     As of June 30, 2009, Time Inc. published 23 magazines in the U.S., including People, Sports Illustrated, Time, InStyle, Real Simple, Southern Living and Fortune, and over 90 magazines outside the U.S., primarily through IPC Media (“IPC”) in the U.K. and Grupo Editorial Expansión (“GEE”) in Mexico. The Publishing segment generates revenues primarily from advertising (including advertising on digital properties), magazine subscriptions and newsstand sales. Time Inc. also owns the magazine subscription marketer, Synapse Group, Inc. (“Synapse”), and the school and youth group fundraising company QSP, Inc. and its Canadian affiliate, Quality Service Programs Inc. (collectively, “QSP”). Advertising sales at the Publishing segment, particularly print advertising sales, continue to be significantly adversely affected by the current economic environment as evidenced by their continuing decline during the first half of 2009. Online advertising sales at the Publishing segment have also been adversely affected by the current economic environment, although, on a percentage basis, to a lesser degree than print advertising sales. Time Inc. continues to develop digital content, including the relaunch of RealSimple.com and the expansion of People.com and Time.com, as well as the expansion of digital properties owned by IPC and GEE. Online Advertising revenues were 12% of Time Inc.’s total Advertising revenues for both the three and six months ended June 30, 2009 compared to 9% for both the three and six months ended June 30, 2008. On July 16, 2009, Time Inc. completed the sale of its direct-selling division, Southern Living At Home, which sells home decor products through independent consultants at parties hosted in people’s homes throughout the U.S.
     AOL. AOL LLC (together with its subsidiaries, “AOL”) is a leading global web services company with an extensive suite of brands and offerings and a substantial worldwide audience. Its business spans online content, products and services that it offers to consumers, publishers and advertisers. AOL is focused on attracting and engaging consumers and providing

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
valuable online advertising services on both its owned and operated properties and third-party websites. As of June 2009, AOL has the largest display advertising network in terms of online consumer reach in the U.S. For the six months ended June 30, 2009, AOL generated revenues of $1.671 billion (12% of the Company’s overall revenues), $526 million in Operating Income before Depreciation and Amortization and $315 million in Operating Income.
     Historically, AOL’s primary strategic focus was its dial-up Internet access services business, which operated one of the largest Internet subscription access services in the U.S. As broadband penetration in the U.S. increased, AOL experienced a decline, which it continues to experience, in subscribers to its access service. At the same time, online advertising experienced significant growth. In August 2006, AOL fundamentally shifted the primary strategic focus of its business from generating Subscription revenues to attracting and engaging Internet consumers and generating Advertising revenues. In connection with this shift, AOL began offering the vast majority of its content, products and services to consumers for free in an effort to attract and engage a broader group of consumers. While this strategic shift was announced in 2006, AOL is still in the process of completing this transition. Consequently, AOL’s subscription access service remains an important source of its total revenues and cash flows.
     The Company has been evaluating potential transactions involving, and structural alternatives for, AOL for some time, including the possibility of separating AOL’s global web services and subscription access services businesses, which share infrastructure such as data centers and network operations centers. Historically, the global web services business had three units: (i) the first focused on content published on a variety of websites with related applications and services; (ii) the second focused on social networking, community and instant communications products and services; and (iii) the third focused on providing advertising services on both AOL’s owned and operated properties and third-party websites. The subscription access services business included the AOL-branded Internet access service as well as the CompuServe and Netscape Internet access services.
     In April 2009, Tim Armstrong was appointed AOL’s Chairman and Chief Executive Officer, and he commenced a review of AOL’s strategy and operations while the Company continued its evaluation of structural alternatives. The Company’s evaluation resulted in the announcement on May 28, 2009 that it would move forward with plans for the complete legal and structural separation of AOL from Time Warner. Refer to “Recent Developments” for further details regarding the separation of AOL from Time Warner.
     In connection with the strategic review conducted by Mr. Armstrong, which factored in the Company’s decision to separate AOL from Time Warner, AOL has updated its organizational structure and developed the next phase in the strategic shift begun in 2006. AOL’s strategy remains focused primarily on attracting and engaging Internet consumers and generating Advertising revenues, with the subscription access service managed as a valuable distribution channel for AOL’s content, product and service offerings. As a result, AOL intends to continue to operate as a single integrated business rather than as two separate businesses.
     AOL’s strategy is to focus its resources on its core competitive strengths in web content production, local and mapping, communications and advertising networks while expanding the presence of its content, products and service offerings globally and on multiple platforms and digital devices. AOL also aims to reorient its culture and reinvigorate the AOL brand by prioritizing the consumer experience and making greater use of data-driven insights. AOL also aims to encourage innovation through the entrepreneurial environment of AOL Ventures.
     AOL’s business operations are focused on the following two areas:
•
AOL Media. AOL seeks to be a global publisher of relevant and engaging online content by utilizing open and highly scalable publishing platforms and content management systems, as well as a leading online provider of consumer products and services.

AOL generates Advertising revenues from its owned and operated content, products and services, which are referred to as “AOL Media,” through the sale of display and search advertising. AOL seeks to provide effective and efficient advertising solutions utilizing data-driven insights that help advertisers decide how best to engage consumers.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

AOL also generates revenues through its subscription access service. AOL views its subscription access service as a valuable distribution channel for AOL Media. AOL’s access service subscribers are important users of AOL Media and engaging both present and former access service subscribers is an important component of its strategy. In addition, AOL’s subscription access service will remain an important source of revenue and cash flow for AOL in the near term.

•
Third Party Network. AOL also generates Advertising revenues through the sale of advertising on third-party websites and on digital devices, which are referred to as the “Third Party Network,” and AOL markets these advertising services to advertisers and publishers under the brand “Advertising.com.” AOL’s mission is to provide an open and transparent advertising system that is easy-to-use and offers its publishers and advertisers unique and valuable insights. AOL seeks to significantly increase the number of publishers and advertisers utilizing the network.

     AOL markets its advertising offerings on both AOL Media and the Third Party Network under the brand “AOL Advertising.”
     During the first half of 2009, AOL’s Advertising revenues were negatively affected by weakening global economic conditions, which contributed to lower demand from a number of advertiser categories. In addition, Advertising revenues on AOL Media were affected by downward pricing pressure on advertising inventory. During the remainder of 2009, the Company anticipates that these factors and trends may continue to negatively affect AOL’s Advertising revenues.
     Google Inc. (“Google”) is, except in limited circumstances, the exclusive web search provider for AOL Media. In connection with these search services, Google provides AOL with a share of the revenues generated through paid text-based search advertising on AOL Media. For the six months ended June 30, 2009, Advertising revenues associated with the Google relationship (substantially all of which were generated on AOL Media) were $285 million. In addition, AOL sells search-based keyword advertising directly to advertisers on AOL Media through the use of a white-labeled, modified version of Google’s advertising platform, for which AOL provides a share of the revenues generated through such sales to Google. Domestically, AOL has agreed, except in certain limited circumstances, to use Google’s search services on an exclusive basis through December 19, 2010. Upon expiration of this agreement, AOL expects to continue to generate Advertising revenues by providing paid-search advertising on AOL Media, either through the continuation of its relationship with Google or an agreement with another search provider.
     AOL views its subscription access service, which is offered to consumers in the U.S. for a monthly fee, as a valuable distribution channel for AOL Media content, product and service offerings. In general, subscribers to the subscription access service are among the most engaged consumers on AOL Media. However, the domestic AOL-brand access subscriber base has been declining, which has had an adverse impact on AOL’s Subscription revenues. AOL’s domestic AOL-brand access subscribers declined 1.1 million and 1.2 million in the six months ended June 30, 2009 and 2008, respectively. The continued decline in subscribers is the result of several factors, including the increased availability of high-speed broadband Internet connections, the fact that a significant amount of online content, products and services has been optimized for use with Internet broadband connections and the effects of AOL’s strategic shift announced in 2006, which resulted in significantly reduced marketing efforts for its subscription access service, and the free availability of the majority of its products and services. AOL expects the net number of domestic AOL-brand access subscribers to continue to decline. Accordingly, because Advertising revenues associated with AOL Media in large part are generated from the activity of current and former AOL subscribers, as AOL’s subscriber base declines, AOL needs to maintain the engagement of former subscribers similar to historical levels and increase the number and engagement of other consumers on AOL Media. AOL seeks to do this by continuing to develop and offer engaging content, products and services and continuing to transition those access service subscribers who are terminating their paid access subscriptions to the free AOL Media offerings.
     In the first quarter of 2009, in an effort to better align its cost structure with its revenues, AOL initiated a restructuring. As a result, for the three and six months ended June 30, 2009, the Company incurred restructuring charges of $15 million and $73 million, respectively, primarily related to involuntary employee terminations and facility closures, and currently expects to incur up to approximately $80 million in restructuring charges at the AOL segment during the remainder of 2009.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Recent Developments
AOL Separation from Time Warner
     As noted above, on May 28, 2009, Time Warner announced that its Board of Directors has authorized management to proceed with plans for the complete legal and structural separation of AOL from Time Warner (the “AOL Separation”). The AOL Separation is currently expected to be effected as a spin-off of AOL Holdings LLC, a wholly-owned subsidiary that will be converted to a corporation and renamed AOL Inc. prior to the spin-off. In the AOL Separation, Time Warner will distribute all its AOL Inc. common stock to Time Warner shareholders, and AOL will become an independent, publicly traded company. As of June 30, 2009, Time Warner owned 95% of AOL, and Google held the remaining 5%. On July 8, 2009, the Company repurchased Google’s 5% interest in AOL for $283 million in cash, which amount included a payment in respect of Google’s pro rata share of cash distributions to Time Warner by AOL attributable to the period of Google’s investment in AOL. After repurchasing this stake, Time Warner owns 100% of AOL. The AOL Separation is contingent on the satisfaction of a number of conditions, including the effectiveness of a registration statement on Form 10 that AOL filed with the Securities and Exchange Commission (the “SEC”) on July 27, 2009 in connection with the transaction. Time Warner expects to complete the AOL Separation around the end of the year.
Patch Acquisition
     On June 10, 2009, AOL purchased Patch Media Corporation (“Patch”), a news, information and community platform business dedicated to providing comprehensive local information and services for individual towns and communities, for approximately $7 million in cash. Approximately $700,000 of the consideration is being held in an indemnity escrow account until the first anniversary of the closing.
     At the time of closing, Tim Armstrong, AOL’s Chairman and Chief Executive Officer, held, indirectly, through Polar Capital Group, LLC (“Polar Capital”) (a private investment company which he founded), economic interests in Patch that entitled him to receive approximately 75% of the transaction consideration. Mr. Armstrong’s original investment in Patch, made in December 2007 through Polar Capital, was approximately $4.5 million. In connection with the transaction, Mr. Armstrong, through Polar Capital, waived his right to receive any transaction consideration in excess of his original $4.5 million investment, opting to accept only the return of his initial investment. In addition, Mr. Armstrong elected to return the $4.5 million (approximately $450,000 of which is being held in the indemnity escrow account for a year) that he was entitled to receive in connection with the transaction to AOL, to be held by AOL until after the AOL Separation. As soon as legally permissible, following the AOL Separation, AOL will cause to be issued to Polar Capital an amount of AOL Inc. common stock equivalent to $4.5 million (based on an average of the high and low market prices on the relevant trading day). The issuance of shares of AOL Inc. common stock to Polar Capital will be exempt from registration under Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering. The payment to Polar Capital of the $4.5 million of consideration is not contingent on the continued employment of Mr. Armstrong with AOL.
     An appraisal of the value of the business was performed to determine that the consideration paid by AOL was within a reasonable range of the fair value of Patch. The Patch acquisition did not significantly affect the Company’s consolidated financial results for the three and six months ended June 30, 2009.
Common Stock Repurchase Program
     On July 26, 2007, Time Warner’s Board of Directors authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through July 28, 2009 the Company repurchased approximately 65 million shares of common stock for approximately $3.1 billion, pursuant to trading programs under Rule 10b5-1 of the Exchange Act. This number included approximately 14 million shares of common stock purchased for approximately $348 million in 2009 (Note 6).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
TWC Separation from Time Warner and Reverse Stock Split of Time Warner Common Stock
     On March 12, 2009 (the “Distribution Record Date”), the Company disposed of all of its shares of TWC common stock. With the completion of the legal and structural separation of TWC from Time Warner (the “TWC Separation”), the Company disposed of the Cable segment in its entirety. Accordingly, the Company has presented the financial condition and results of operations of the Cable segment as discontinued operations in the accompanying consolidated financial statements for all periods presented. See Note 1 to the accompanying consolidated financial statements.
     In connection with the TWC Separation, the Company implemented a 1-for-3 reverse stock split on March 27, 2009.
CME Investment
     On May 18, 2009, the Company completed a $244 million investment in Central European Media Enterprises Ltd. (“CME”), in which the Company received a 31% economic interest and a 38% voting interest. CME is a broadcasting company operating leading networks in seven Central and Eastern European countries. In connection with its investment, Time Warner has agreed to allow CME founder and Non-Executive Chairman Ronald S. Lauder to vote Time Warner’s shares of CME for at least four years, subject to certain exceptions. Also, Mr. Lauder has agreed to support Time Warner’s appointment of two designees to CME’s board of directors. The Company’s investment in CME is being accounted for under the cost method of accounting. See Note 2 to the accompanying consolidated financial statements.
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
Recent Accounting Standards
     See Note 1 to the accompanying consolidated financial statements for a discussion of accounting standards adopted during the six months ended June 30, 2009 and recent accounting standards not yet adopted.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Significant Transactions and Other Items Affecting Comparability
     As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by significant transactions and certain other items in each period as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08

		(recast)		(recast)
Amounts related to securities litigation and government investigations	$(7)	$(4)	$(14)	$(8)
Asset impairments	-	(18)	-	(18)
Loss on sale of assets	(33)	-	(33)	-

Impact on Operating Income	(40)	(22)	(47)	(26)

Investment gains (losses), net	37	20	24	(16)
Amounts related to the separation of TWC	7	(4)	2	(5)
Costs related to the separation of AOL	(20)	-	(20)	-

Pretax impact	(16)	(6)	(41)	(47)
Income tax impact of above items	(3)	9	3	16
Tax items related to TWC	-	-	24	-

After-tax impact	(19)	3	(14)	(31)
Noncontrolling interest impact	-	-	5	-

Impact of items on income from continuing operations attributable to Time Warner Inc. shareholders	$(19)	$3	$(9)	$(31)

     In addition to the items affecting comparability above, the Company incurred restructuring costs of $42 million and $136 million for the three and six months ended June 30, 2009, respectively, and $6 million and $148 million for the three and six months ended June 30, 2008, respectively. For further discussions of restructuring costs, refer to the “Consolidated Results” and “Business Segment Results” discussions.
Amounts Related to Securities Litigation
     The Company recognized legal and other professional fees related to the defense of various shareholder lawsuits totaling $7 million and $14 million for the three and six months ended June 30, 2009, respectively, and $4 million and $8 million for the three and six months ended June 30, 2008, respectively.
Asset Impairments
     For the three and six months ended June 30, 2008, the Company recorded an $18 million noncash impairment of GameTap at the Networks segment as a result of Turner’s decision to sell its online video game business.
Loss on Sale of Assets
     For the three and six months ended June 30, 2009, the Company recognized a $33 million loss on the sale of Warner Bros.’ Italian cinema assets.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Investment Gains (Losses), Net
     For the three and six months ended June 30, 2009, the Company recognized a $28 million gain on the sale of the Company’s investment in TiVo Inc. and a $17 million gain on the sale of the Company’s investment in Eidos plc (formerly Sci Entertainment Group plc) (“Eidos”). In addition, for the three and six months ended June 30, 2009, the Company recognized $8 million and $21 million, respectively, of miscellaneous investment losses.
     For the three months ended June 30, 2008, the Company recognized $20 million of miscellaneous investment gains. For the six months ended June 30, 2008, the Company recognized a $26 million impairment of the Company’s investment in Eidos and $10 million of losses resulting from market fluctuations in equity derivative instruments.
Amounts Related to the Separation of TWC
     The Company incurred pretax direct transaction costs (e.g., legal and professional fees) related to the separation of TWC of $1 million and $6 million for the three and six months ended June 30, 2009, respectively, and $4 million and $5 million of such direct transaction costs for the three and six months ended June 30, 2008, respectively, which have been reflected in other income (loss), net in the accompanying consolidated statement of operations. In addition, for the three and six months ended June 30, 2009, the Company recognized $8 million of other income related to the increase in the estimated fair value of Time Warner equity awards held by TWC employees.
Costs Related to the Separation of AOL
     The Company incurred costs related to the separation of AOL of $20 million for the three and six months ended June 30, 2009, which have been reflected in other income (loss), net in the accompanying consolidated statement of operations. These costs included $15 million of financing costs related to the solicitation of consents from debt holders to amend the indentures governing certain of the Company’s debt securities and $5 million of pretax direct transaction costs (e.g., legal and professional fees) for both the three and six months ended June 30, 2009.
Income Tax Impact and Tax Items Related to TWC
     The income tax impact reflects the estimated tax or tax benefit associated with each item affecting comparability. Such estimated taxes or tax benefits vary based on certain factors, including the taxability or deductibility of the items and foreign tax on certain transactions. For the six months ended June 30, 2009, the Company also recognized approximately $24 million of tax benefits attributable to the impact of certain state tax law changes on TWC net deferred tax liabilities.
Noncontrolling Interest Impact
     The noncontrolling interest impact for the six months ended June 30, 2009 of $5 million reflects the minority owner’s share of the tax provision related to changes in certain state tax laws.
Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008
Consolidated Results
     The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Revenues. The components of revenues are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/09	6/30/08	% Change	6/30/09	6/30/08	% Change

		(recast)			(recast)
Subscription	$2,548	$2,608	(2%)	$5,107	$5,216	(2%)
Advertising	1,771	2,079	(15%)	3,311	3,907	(15%)
Content	2,290	2,563	(11%)	4,926	5,372	(8%)
Other	200	219	(9%)	410	444	(8%)

Total revenues	$6,809	$7,469	(9%)	$13,754	$14,939	(8%)

     The decrease in Subscription revenues for the three and six months ended June 30, 2009 was primarily related to declines at the AOL and Publishing segments, offset partially by an increase at the Networks segment. The decline at the AOL segment reflects the continued decline in the number of domestic AOL-brand access subscribers. The decline at the Publishing segment was primarily due to decreases at IPC resulting principally from the negative impact of foreign exchange rates, as well as lower revenues as a result of softening domestic newsstand sales and lower revenues from domestic subscription renewals, both due to the effect of the current economic environment. The increase in Subscription revenues at the Networks segment was due primarily to higher subscription rates at both Turner and HBO and the effect of the consolidation of HBO LAG, partially offset by the negative impact of foreign exchange rates.
     The decrease in Advertising revenues for the three and six months ended June 30, 2009 was primarily due to declines at the Publishing and AOL segments and, to a lesser extent, a decline at the Networks segment. The decrease at the Publishing segment was primarily due to declines in domestic print Advertising revenues and international print Advertising revenues, including the effect of foreign exchange rates at IPC, and, for the six months ended June 30, 2009, lower custom publishing and online revenues. The decrease at the AOL segment was due to declines in Advertising revenues on the Third Party Network and display advertising on AOL Media, primarily due to weakening global economic conditions, which contributed to lower demand from a number of advertiser categories, as well as declines in paid-search advertising primarily due to decreases in search query volume and, for the three months ended June 30, 2009, lower revenues per search query on certain properties. The decrease at the Networks segment was primarily due to the impact of weakened demand, primarily at Turner’s international networks, and the negative impact of foreign exchange rates.
     The decrease in Content revenues for the three and six months ended June 30, 2009 was principally related to a decline at the Filmed Entertainment segment, mainly due to a decrease in theatrical product revenues, partially offset by an increase in television product revenues. Also contributing to the decline in Content revenues at the Filmed Entertainment segment was the negative impact of foreign exchange rates.
     Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”
     Costs of Revenues. For the three months ended June 30, 2009 and 2008, costs of revenues totaled $3.841 billion and $4.342 billion, respectively, and, as a percentage of revenues, were 56% and 58%, respectively. For the six months ended June 30, 2009 and 2008, costs of revenues totaled $7.721 billion and $8.509 billion, respectively, and, as a percentage of revenues, were 56% and 57%, respectively. The segment variations are discussed in detail in “Business Segment Results.”
     Selling, General and Administrative Expenses. For the three months ended June 30, 2009 and 2008, selling, general and administrative expenses decreased 10% to $1.598 billion in 2009 from $1.767 billion in 2008, reflecting decreases at each of the Company’s segments. For the six months ended June 30, 2009 and 2008, selling, general and administrative expenses decreased 7% to $3.250 billion in 2009 from $3.499 billion in 2008, primarily related to decreases at the Filmed Entertainment, AOL, Publishing and Corporate segments, partially offset by an increase at the Networks segment. The segment variations are discussed in detail in “Business Segment Results.”
     Included in costs of revenues and selling, general and administrative expenses is depreciation expense, which decreased to $239 million and $475 million for the three and six months ended June 30, 2009, respectively, from $247 million and $494 million for the three and six months ended June 30, 2008, respectively, primarily reflecting a decline at the AOL segment due to a reduction in network assets due to subscriber declines.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Amortization Expense. Amortization expense decreased to $112 million and $233 million for the three and six months ended June 30, 2009, respectively, from $129 million and $247 million for the three and six months ended June 30, 2008, respectively. The decrease in amortization expense for the three and six months ended June 30, 2009 primarily related to declines at the Filmed Entertainment and AOL segments, partially offset by an increase at the Networks segment. The segment variations are discussed in detail in “Business Segment Results.”
     Restructuring Costs. For the three and six months ended June 30, 2009, the Company incurred restructuring costs of $42 million and $136 million, respectively, primarily related to various employee terminations and other exit activities, including $31 million and $68 million, respectively, at the Filmed Entertainment segment for the three and six months ended June 30, 2009 and $15 million and $73 million, respectively, at the AOL segment for the three and six months ended June 30, 2009. In addition, the results for the three and six months ended June 30, 2009 included reversals of restructuring costs of $4 million and $5 million, respectively, at the Publishing segment.
     The Company incurred restructuring costs for the three and six months ended June 30, 2008 of $6 million and $148 million, respectively, primarily related to various employee terminations and other exit activities, including $5 million and $15 million, respectively, at the Publishing segment for the three and six months ended June 30, 2008, $4 million and $13 million, respectively, at the AOL segment for the three and six months ended June 30, 2008 and $7 million at the Corporate segment for the six months ended June 30, 2008. In addition, the results for the six months ended June 30, 2008 included net restructuring charges of $113 million, including a $3 million reversal for the three months ended June 30, 2008 at the Filmed Entertainment segment.
     Operating Income. Operating Income decreased to $1.183 billion for the three months ended June 30, 2009 from $1.207 billion for the three months ended June 30, 2008. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $40 million and $22 million of expense for the three months ended June 30, 2009 and 2008, respectively, Operating Income decreased $6 million, primarily reflecting declines at the AOL and Publishing segments, partially offset by increases at the Networks and Filmed Entertainment segments.
     Operating Income decreased to $2.381 billion for the six months ended June 30, 2009 from $2.518 billion for the six months ended June 30, 2008. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $47 million and $26 million of expense for the six months ended June 30, 2009 and 2008, respectively, Operating Income decreased $116 million, primarily reflecting declines at the Publishing and AOL segments, partially offset by increases at the Networks and Filmed Entertainment segments.
     The segment variations are discussed under “Business Segment Results.”
     Interest Expense, Net. Interest expense, net, decreased to $295 million and $607 million for the three and six months ended June 30, 2009, respectively, from $331 million and $678 million for the three and six months ended June 30, 2008, respectively. The decrease in interest expense, net for the three and six months ended June 30, 2009 is due primarily to lower average net debt.
     Other Income (Loss), Net. Other income (loss), net detail is shown in the table below (millions):

	Three Months Ended		Six Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08

		(recast)		(recast)
Investment gains (losses), net	$37	$20	$24	$(16)
Loss from equity method investees	(7)	(5)	(30)	(18)
Other	(11)	(6)	(14)	(16)

Other income (loss), net	$19	$9	$(20)	$(50)

     The changes in investment gains (losses), net are discussed under “Significant Transactions and Other Items Affecting

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Comparability.” Excluding the impact of investment gains (losses), net, the change in other income (loss), net for the three and six months ended June 30, 2009 was primarily due to costs related to the separation of AOL and an increase in losses from equity-method investees, partly offset by lower securitization expenses.
     Income Tax Provision. Income tax expense from continuing operations was $377 million for the three months ended June 30, 2009 compared to $315 million for the three months ended June 30, 2008 and was $665 million for the six months ended June 30, 2009 compared to $660 million for the six months ended June 30, 2008. The Company’s effective tax rate for continuing operations was 42% and 38% for the three and six months ended June 30, 2009, respectively, compared to 36% and 37% for the three and six months ended June 30, 2008, respectively. The increase for the three months ended June 30, 2009 was primarily due to additional interest on uncertain tax positions and the loss on the sale of Warner Bros.’ Italian cinema assets, for which no tax benefit was recognized.
     Income from Continuing Operations. Income from continuing operations was $530 million for the three months ended June 30, 2009 compared to $570 million for the three months ended June 30, 2008. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $19 million of expense and $3 million of income, net for the three months ended June 30, 2009 and 2008, respectively, income from continuing operations decreased by $18 million, primarily reflecting lower Operating Income and higher tax expense, partially offset by lower interest expense, all as noted above. Basic and diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders were both $0.43 in 2009 compared to $0.47 for both in 2008.
     Income from continuing operations was $1.089 billion for the six months ended June 30, 2009 compared to $1.130 billion for the six months ended June 30, 2008. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $9 million and $31 million of expense, net for the six months ended June 30, 2009 and 2008, respectively, income from continuing operations decreased by $63 million, primarily reflecting lower Operating Income, partially offset by lower interest expense, all as noted above. Basic and diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders were both $0.89 in 2009 compared to $0.93 for both in 2008.
     Discontinued Operations, Net of Tax. The financial results for the six months ended June 30, 2009 and the three and six months ended June 30, 2008 included the impact of treating the results of operations and financial condition of TWC as discontinued operations. Discontinued operations, net of tax was $131 million for the six months ended June 30, 2009 and was $273 million and $535 million for the three and six months ended June 30, 2008, respectively. The current year included TWC’s results for the period from January 1, 2009 through March 12, 2009, as compared to the full three- and six-month periods in 2008. In addition, discontinued operations, net of tax for the six months ended June 30, 2009 included direct transaction costs (e.g., legal and professional fees) related to the separation of TWC of $75 million compared to $47 million and $49 million for the three and six months ended June 30, 2008, respectively. For additional information, see Note 2 to the accompanying consolidated financial statements.
     Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests was $11 million and $40 million, respectively, for the three and six months ended June 30, 2009 compared to $51 million and $102 million, respectively, for the three and six months ended June 30, 2008. The decrease in net income attributable to noncontrolling interests for the three and six months ended June 30, 2009 is primarily attributable to the TWC Separation.
     Net Income Attributable to Time Warner Inc. shareholders and Net Income Per Common Share Attributable to Time Warner Inc. common shareholders. Net income attributable to Time Warner Inc. shareholders was $519 million for the three months ended June 30, 2009 compared to $792 million for the three months ended June 30, 2008. Basic and diluted net income per common share attributable to Time Warner Inc. common shareholders were both $0.43 in 2009 compared to $0.66 for both in 2008. Net income attributable to Time Warner Inc. common share holders was $1.180 billion for the six months ended June 30, 2009 compared to $1.563 billion for the six months ended June 30, 2008. Basic and diluted net income per common share attributable to Time Warner Inc. common shareholders were both $0.98 in 2009 compared to $1.31 and $1.30, respectively, in 2008.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Business Segment Results
     Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three and six months ended June 30, 2009 and 2008 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/09	6/30/08	%Change	6/30/09	6/30/08	%Change
Revenues:
Subscription	$1,863	$1,719	8%	$3,713	$3,414	9%
Advertising	876	906	(3%)	1,599	1,645	(3%)
Content	196	189	4%	401	402	-
Other	28	12	133%	58	24	142%

Total revenues	2,963	2,826	5%	5,771	5,485	5%
Costs of revenues(a)	(1,484)	(1,459)	2%	(2,747)	(2,716)	1%
Selling, general and administrative(a)	(498)	(507)	(2%)	(979)	(951)	3%
Asset impairments	-	(18)	(100%)	-	(18)	(100%)

Operating Income before Depreciation and Amortization	981	842	17%	2,045	1,800	14%
Depreciation	(86)	(81)	6%	(172)	(159)	8%
Amortization	(20)	(12)	67%	(38)	(18)	111%

Operating Income	$875	$749	17%	$1,835	$1,623	13%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The increase in Subscription revenues for the three and six months ended June 30, 2009 was due primarily to higher subscription rates at both Turner and HBO and the effect of the consolidation of HBO LAG, partially offset by the negative impact of foreign exchange rates.
     The decrease in Advertising revenues for the three and six months ended June 30, 2009 was driven mainly by the impact of weakened demand, primarily at Turner’s international networks, and the negative impact of foreign exchange rates. The Company anticipates that the difficult economic environment will continue to adversely affect Advertising revenues at Turner compared to the similar period in 2008.
     For the three and six months ended June 30, 2009, costs of revenues increased slightly as an increase in programming costs was partially offset by lower newsgathering costs, primarily reflecting the absence of the prior year’s election-related costs. For the three months ended June 30, 2009, programming costs increased 4% to $1.149 billion from $1.109 billion for the three months ended June 30, 2008, and for the six months ended June 30, 2009, programming costs increased 3% to $2.074 billion from $2.016 billion for the six months ended June 30, 2008. The increase in programming costs for the three and six months ended June 30, 2009 was due primarily to the impact of the consolidation of HBO LAG as well as higher expenses related to original programming at Turner that were partly offset by lower expenses related to sports programming, primarily NBA programming. Costs of revenues as a percentage of revenues were 50% and 48% for the three and six months ended June 30, 2009, respectively, compared to 52% and 50% for the three and six months ended June 30, 2008, respectively. The Company anticipates that programming costs at Turner will continue to grow during the remainder of 2009 compared to the similar period in 2008 as it continues to invest in original programming.
     The decrease in selling, general and administrative expenses for the three months ended June 30, 2009 was due primarily to lower marketing expenses, partly offset by increased costs related to the consolidation of HBO LAG. Selling, general and administrative expenses for the six months ended June 30, 2009 increased primarily due to increased costs associated with the consolidation of HBO LAG.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
and six months ended June 30, 2008 included an $18 million noncash impairment of GameTap as a result of Turner’s decision to sell its online video game business.
     Operating Income before Depreciation and Amortization for the three and six months ended June 30, 2009 increased primarily due to an increase in revenues and the absence of the 2008 impairment of GameTap. Operating Income for the three and six months ended June 30, 2009 increased primarily due to the increase in Operating Income before Depreciation and Amortization, partly offset by higher amortization expense primarily related to the consolidation of HBO LAG.
     Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the three and six months ended June 30, 2009 and 2008 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/09	6/30/08	%Change	6/30/09	6/30/08	%Change
Revenues:
Subscription	$10	$10	-	$19	$20	(5%)
Advertising	20	22	(9%)	34	37	(8%)
Content	2,257	2,484	(9%)	4,810	5,237	(8%)
Other	46	48	(4%)	103	110	(6%)

Total revenues	2,333	2,564	(9%)	4,966	5,404	(8%)
Costs of revenues(a)	(1,638)	(1,901)	(14%)	(3,517)	(3,876)	(9%)
Selling, general and administrative(a)	(401)	(470)	(15%)	(810)	(939)	(14%)
Loss on sale of assets	(33)	-	-	(33)	-	-
Restructuring costs	(31)	3	NM	(68)	(113)	(40%)

Operating Income before Depreciation and Amortization	230	196	17%	538	476	13%
Depreciation	(41)	(43)	(5%)	(81)	(84)	(4%)
Amortization	(46)	(59)	(22%)	(100)	(115)	(13%)

Operating Income	$143	$94	52%	$357	$277	29%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Content revenues primarily include theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three and six months ended June 30, 2009 and 2008 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/09	6/30/08	%Change	6/30/09	6/30/08	%Change
Theatrical product:
Theatrical film	$385	$286	35%	$871	$795	10%
Home video and electronic delivery	581	766	(24%)	1,058	1,576	(33%)
Television licensing	349	421	(17%)	731	821	(11%)
Consumer products and other	16	47	(66%)	47	82	(43%)

Total theatrical product	1,331	1,520	(12%)	2,707	3,274	(17%)

Television product:
Television licensing	588	540	9%	1,411	1,211	17%
Home video and electronic delivery	161	190	(15%)	318	350	(9%)
Consumer products and other	50	47	6%	111	106	5%

Total television product	799	777	3%	1,840	1,667	10%

Other	127	187	(32%)	263	296	(11%)

Total Content revenues	$2,257	$2,484	(9%)	$4,810	$5,237	(8%)

     The decline in Content revenues for the three and six months ended June 30, 2009 was affected by the negative impact of foreign exchange rates on many of the segment’s international operations.
     The increase in theatrical film revenues for the three and six months ended June 30, 2009 was due primarily to the success of key films released in the second quarter of 2009, which included The Hangover and Terminator 4: Salvation, compared to the similar period in 2008, which included Sex and the City, Get Smart and Speed Racer. Theatrical film revenues for the six months ended June 30, 2009 also included revenues from Watchmen and He’s Just Not That Into You and carryover from Gran Torino and The Curious Case of Benjamin Button and for the six months ended June 30, 2008, included revenues from 10,000 B.C. and Fool’s Gold, as well as carryover from I Am Legend and The Bucket List. Theatrical product revenues from home video and electronic delivery decreased for the three and six months ended June 30, 2009 primarily due to the reduced quantity and performance of new releases and lower catalog shipments, partially offset by the effect of improved catalog returns. Significant titles in 2009 included Gran Torino, Body of Lies, Yes Man and He’s Just Not That Into You, compared to 2008, which included I Am Legend, The Bucket List, 10,000 B.C., Fool’s Gold, The Brave One and The Golden Compass. Theatrical product revenues from television licensing decreased for the three and six months ended June 30, 2009 due primarily to the timing and quantity of availabilities. Theatrical product revenues from consumer products and other decreased for the three and six months ended June 30, 2009 due to a difficult comparison to consumer product revenues, which included revenues from arrangements related to the release of Speed Racer in the second quarter of 2008.
     Television product licensing fees increased for the three and six months ended June 30, 2009 primarily due to the effect of fewer network deliveries in the first quarter of 2008 as a result of the Writers Guild of America (East and West) strike, which was settled in February 2008. The decrease in television product revenues from home video and electronic delivery for the three and six months ended June 30, 2009 primarily resulted from the reduced quantity and performance of new releases and lower catalog sales, driven in part by the negative impact of the current economic environment.
     The decrease in other Content revenues for the three and six months ended June 30, 2009 was due primarily to difficult comparisons to the prior year, which included the second-quarter 2008 interactive video game release of LEGO: Indiana Jones, which was partially offset by the expansion of the distribution of interactive video games in 2009 and the first-quarter 2009 interactive video game release of F.E.A.R. 2: Project Origin.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The decrease in costs of revenues for the three and six months ended June 30, 2009 resulted primarily from lower theatrical advertising and print costs due primarily to the timing, quantity and mix of films released and lower merchandise and related costs associated with a decline in home video and electronic delivery revenues. Film costs decreased to $1.014 billion for the three months ended June 30, 2009 from $1.074 billion for the three months ended June 30, 2008, and increased to $2.281 billion for the six months ended June 30, 2009 from $2.226 billion for the six months ended June 30, 2008. Included in film costs are net pre-release theatrical film valuation adjustments, which increased to $20 million and $51 million for the three and six months ended June 30, 2009, respectively, from $9 million and $18 million for the three and six months ended June 30, 2008, respectively. In addition, during the six months ended June 30, 2008, the Company recognized approximately $40 million in participation expense related to claims on films released in prior periods. Costs of revenues as a percentage of revenues decreased to 70% and 71% for the three and six months ended June 30, 2009, respectively, from 74% and 72% for the three and six months ended June 30, 2008, respectively, reflecting the quantity and mix of products released.
     The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2009 was primarily the result of lower employee costs resulting from the operational reorganization of the New Line business in 2008 and Warner Bros.’ 2009 restructuring activities, discussed below, as well as lower distribution expenses primarily associated with the declines in home video and electronic delivery and other Content revenues.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and six months ended June 30, 2009 included a $33 million loss on the sale of Warner Bros.’ Italian cinema assets. In addition, beginning in the first quarter of 2009, Warner Bros. commenced a significant restructuring, primarily consisting of headcount reductions and the outsourcing of certain functions to an external service provider. As a result, the Company incurred restructuring charges of $31 million and $68 million for the three and six months ended June 30, 2009, respectively, and expects to incur additional restructuring charges of approximately $25 million during the remainder of 2009. The results for the six months ended June 30, 2008 included net restructuring charges of $113 million, including a $3 million reversal for the three months ended June 30, 2008, related to involuntary employee terminations in connection with the operational reorganization of the New Line business.
     Operating Income before Depreciation and Amortization increased for the three and six months ended June 30, 2009 primarily due to lower costs of revenues and selling, general and administrative expenses, as well as the effect of improved home video catalog returns of approximately $40 million, partly offset by a decrease in revenues, the loss on the sale of the Italian cinema assets and the negative impact of foreign exchange rates. In addition, Operating Income before Depreciation and Amortization for the three months ended June 30, 2009 was negatively affected by higher restructuring costs and for the six months ended June 30, 2009 benefited from a decrease in restructuring costs. The increase in Operating Income for the three and six months ended June 30, 2009 was primarily due to the increase in Operating Income before Depreciation and Amortization, as well as a decrease in amortization expense relating to film library assets, partially offset by increased amortization expense associated with the acquisition of TT Games.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three and six months ended June 30, 2009 and 2008 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/09	6/30/08	%Change	6/30/09	6/30/08	%Change
Revenues:
Subscription	$319	$387	(18%)	$626	$752	(17%)
Advertising	482	648	(26%)	865	1,198	(28%)
Content	12	12	-	31	24	29%
Other	102	129	(21%)	199	247	(19%)

Total revenues	915	1,176	(22%)	1,721	2,221	(23%)
Costs of revenues(a)	(353)	(457)	(23%)	(682)	(881)	(23%)
Selling, general and administrative(a)	(422)	(445)	(5%)	(888)	(911)	(3%)
Restructuring costs	4	(5)	(180%)	5	(15)	(133%)

Operating Income before Depreciation and Amortization	144	269	(46%)	156	414	(62%)
Depreciation	(31)	(34)	(9%)	(62)	(68)	(9%)
Amortization	(11)	(17)	(35%)	(24)	(35)	(31%)

Operating Income	$102	$218	(53%)	$70	$311	(77%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     For the three and six months ended June 30, 2009, Subscription revenues declined primarily due to decreases at IPC resulting principally from the negative impact of foreign exchange rates as well as lower revenues as a result of softening domestic newsstand sales and lower revenues from domestic subscription renewals, both due to the effect of the current economic environment. The Company anticipates that foreign exchange rates and the economic environment will continue to adversely affect Subscription revenues during the remainder of 2009.
     For the three and six months ended June 30, 2009, Advertising revenues decreased primarily due to declines in domestic print Advertising revenues and international print Advertising revenues, including the effect of foreign exchange rates at IPC, and for the six months ended June 30, 2009, lower custom publishing revenues and online revenues. These declines primarily reflect the current weak economic conditions and increased competition for advertising dollars. The Company currently anticipates that Advertising revenues at the Publishing segment for the remainder of 2009 will decline compared to the similar period in 2008, reflecting primarily the effect of the current economic environment.
     For the three and six months ended June 30, 2009, Other revenues decreased due primarily to decreases at the non-magazine businesses, including Synapse and Southern Living At Home, partially offset by the effect of the acquisition of QSP.
     Costs of revenues decreased 23% for both the three and six months ended June 30, 2009 and, as a percentage of revenues, were 39% for both the three months ended June 30, 2009 and 2008 and 40% for both the six months ended June 30, 2009 and 2008. Costs of revenues for the magazine and online businesses include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased 23% to $329 million for the three months ended June 30, 2009 from $425 million for the three months ended June 30, 2008 and decreased 22% to $634 million for the six months ended June 30, 2009 from $814 million for the six months ended June 30, 2008, primarily due to cost savings initiatives, lower printing and paper costs related to a decline in volume and lower costs at IPC due primarily to the effect of foreign exchange rates. In addition, costs of revenues at the non-magazine businesses declined as a result of lower revenues.
     Selling, general and administrative expenses for the three and six months ended June 30, 2009 decreased due to cost savings initiatives, a decrease at IPC due primarily to the effect of foreign exchange rates and lower marketing expenses, partly offset by costs associated with the acquisition of QSP and higher pension expense, and for the six months ended June

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
30, 2009, an $18 million increase in bad debt reserves related to a newsstand wholesaler.
     The results for the three and six months ended June 30, 2009 included reversals of $4 million and $5 million of restructuring costs, respectively, compared to $5 million and $15 million of restructuring costs for the three and six months ended June 30, 2008, respectively, primarily related to severance costs associated with continuing efforts to streamline operations.
     For the three and six months ended June 30, 2009, Operating Income before Depreciation and Amortization and Operating Income decreased due primarily to lower revenues, partially offset by decreases in costs of revenues and selling, general and administrative expenses.
     The Company anticipates that, excluding the Publishing segment’s fourth quarter 2008 asset impairments, Operating Income before Depreciation and Amortization and Operating Income at the Publishing segment for 2009 will be less than that achieved during 2008, primarily resulting from the expected declines in Advertising and Subscription revenues.
     AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three and six months ended June 30, 2009 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/09	6/30/08	%Change	6/30/09	6/30/08	%Change
Revenues:
Subscription	$356	$491	(27%)	$749	$1,030	(27%)
Advertising	419	530	(21%)	862	1,082	(20%)
Other	29	36	(19%)	60	73	(18%)

Total revenues	804	1,057	(24%)	1,671	2,185	(24%)
Costs of revenues(a)	(403)	(530)	(24%)	(829)	(1,074)	(23%)
Selling, general and administrative(a)	(115)	(173)	(34%)	(243)	(343)	(29%)
Restructuring costs	(15)	(4)	NM	(73)	(13)	NM

Operating Income before Depreciation and Amortization	271	350	(23%)	526	755	(30%)
Depreciation	(71)	(79)	(10%)	(140)	(162)	(14%)
Amortization	(35)	(41)	(15%)	(71)	(79)	(10%)

Operating Income	$165	$230	(28%)	$315	$514	(39%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The decline in Subscription revenues for the three and six months ended June 30, 2009 reflects the continued decline in the number of domestic AOL-brand access subscribers.
     The number of domestic AOL-brand access subscribers was 5.8 million, 6.3 million and 8.1 million as of June 30, 2009, March 31, 2009 and June 30, 2008, respectively. The average monthly revenue per domestic AOL-brand access subscriber (“ARPU”) was $18.27 and $17.99 for the three months ended June 30, 2009 and 2008, respectively, and $18.38 and $18.14 for the six months ended June 30, 2009 and 2008, respectively. AOL includes in its subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service. Individuals who have registered for the free AOL service, including subscribers who have migrated from paid subscription plans, are not included in the AOL-brand access subscriber numbers presented above.
     The continued decline in domestic AOL-brand access subscribers is the result of several factors, including the increased availability of high-speed Internet broadband connections, the fact that a significant amount of online content, products and services has been optimized for use with broadband Internet connections and the effects of AOL’s strategic shift announced

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
in 2006, which resulted in significantly reduced marketing efforts for its subscription access service and the free availability of the majority of its products and services. The increase in ARPU for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 was due primarily to price increases for lower-priced plans, partially offset by a shift in the subscriber mix to lower-priced plans.
     Advertising services include display advertising (which includes impression-based, time-based and performance-based advertising), both domestically and internationally, which is provided on both AOL Media and the Third Party Network and paid-search advertising, both domestically and internationally, which is provided mainly on AOL Media. The components of Advertising revenues for the three and six months ended June 30, 2009 and 2008 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/09	6/30/08	%Change	6/30/09	6/30/08	%Change
AOL Media	295	363	(19%)	605	727	(17%)
Third Party Network	124	167	(26%)	257	355	(28%)

Total Advertising revenues	$419	$530	(21%)	$862	$1,082	(20%)

     The decrease in Advertising revenues generated on AOL Media for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, was due primarily to weakening global economic conditions, which contributed to lower demand in a number of advertiser categories and downward pricing pressure on advertising inventory. In addition, paid-search revenues primarily generated through AOL’s strategic relationship with Google resulted in a $29 million and $50 million decline for the three and six months ended June 30, 2009, respectively, due primarily to decreases in search query volume on certain AOL Media properties and, for the three months ended June 30, 2009, lower revenues per search query on certain properties. For the three months ended June 30, 2009 and 2008, the revenues associated with the arrangement with Google (substantially all of which were generated on AOL Media) were $139 million and $168 million, respectively, and were $285 million and $336 million, respectively, for the six months ended June 30, 2009 and 2008.
     The decrease in Advertising revenues on the Third Party Network for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 was primarily due to weakening global economic conditions, which contributed to lower demand from a number of advertiser categories. In addition, the decline in Advertising revenues on the Third Party Network included a decrease of $4 million and $20 million for the three and six months ended June 30, 2009, respectively, due to a change in the relationship with a major customer of AOL. Revenues associated with this relationship were $1 million and $2 million for the three and six months ended June 30, 2009, respectively, compared to $5 million and $22 million for the three and six months ended June 30, 2008, respectively. Total revenues from this customer for the year ended December 31, 2008 were $26 million.
     Total Advertising revenues for the three months ended June 30, 2009 decreased $24 million from the three months ended March 31, 2009, reflecting decreases in display and paid-search Advertising revenues on AOL Media as well as a decrease in Advertising revenues on the Third Party Network. The decline in Advertising revenues on AOL Media and the Third Party Network mainly reflected weakening global economic conditions, which contributed to lower demand from a number of advertiser categories, while the decline in paid-search Advertising revenues was primarily due to decreases in search query volume and lower revenues per search query, both on certain AOL Media properties.
     AOL is currently exploring making changes to its content, products and services designed to enhance the consumer experience (e.g., fewer advertisements on certain AOL Media properties). These potential changes may involve the elimination or modification of advertising practices that historically have been a source of revenues. These enhancements to the consumer experience are intended to ultimately increase AOL’s Advertising revenues, but may have a negative effect in the near-term on Advertising revenues.
     The Company expects Advertising revenues at the AOL segment for the remainder of 2009 to be less than those generated during the similar period in 2008, primarily reflecting weak economic conditions and, to a lesser extent, the changes to AOL’s content, products and services, discussed above, which may have a negative impact on Advertising revenues during the remainder of 2009.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     For the three and six months ended June 30, 2009, costs of revenues decreased 24% and 23%, respectively, and, as a percentage of revenues, were both 50% compared to 50% and 49% for the three and six months ended June 30, 2008, respectively. Costs of revenues decreased for the three and six months ended June 30, 2009 primarily due to declines in TAC and, to a lesser extent, declines in personnel-related costs primarily associated with reduced headcount. TAC consists of the costs of acquiring third-party online advertising inventory and costs incurred in connection with distributing AOL’s free products or services or otherwise directing traffic to AOL Media. TAC decreased 27% to $130 million for the three months ended June 30, 2009 from $179 million for the three months ended June 30, 2008 and decreased 29% to $263 million for the six months ended June 30, 2009 from $370 million for the six months ended June 30, 2008, due primarily to the decrease in Advertising revenues on the Third Party Network and, to a lesser extent, declines in new product distribution costs.
     Selling, general and administrative expenses decreased 34% to $115 million and 29% to $243 million for the three and six months ended June 30, 2009, respectively, reflecting a reduction in direct marketing costs primarily due to reduced subscriber acquisition marketing, lower consulting costs and reduced spending due to cost savings initiatives. In addition, selling, general and administrative expenses for the three and six months ended June 30, 2008 included $9 million and $16 million, respectively, of external costs incurred in connection with the Company’s evaluation of various strategic alternatives related to AOL, including the previously contemplated separation of AOL into separate businesses.
     In the first quarter of 2009, in an effort to better align its cost structure with its revenues, AOL initiated a restructuring. As a result, for the three and six months ended June 30, 2009, the Company incurred restructuring charges of $15 million and $73 million, respectively, primarily related to involuntary employee terminations and facility closures, and currently expects to incur up to approximately $80 million in restructuring charges at the AOL segment during the remainder of 2009. The results for the three and six months ended June 30, 2008 also included net restructuring charges of $4 million and $13 million, respectively, primarily related to involuntary employee terminations and facility closures.
     For the three and six months ended June 30, 2009, Operating Income before Depreciation and Amortization decreased due primarily to a decline in revenues and higher restructuring costs, partially offset by lower costs of revenues and selling, general and administrative expenses. For the three and six months ended June 30, 2009, Operating Income decreased due primarily to the decrease in Operating Income before Depreciation and Amortization, as discussed above, partially offset by a decrease in depreciation expense as a result of a reduction in network assets due to subscriber declines and lower amortization expense primarily due to certain intangible assets becoming fully amortized.
     Excluding the AOL segment’s fourth quarter 2008 asset impairments, the Company anticipates that Operating Income before Depreciation and Amortization and Operating Income at the AOL segment during the remainder of 2009 will be less than that generated during the similar period of 2008, primarily resulting from continuing declines in Subscription and Advertising revenues as well as the effect of the current year restructuring activities.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Corporate. Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the three and six months ended June 30, 2009 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/09	6/30/08	%Change	6/30/09	6/30/08	%Change
Selling, general and administrative(a)	$(78)	$(81)	(4%)	$(162)	$(177)	(8%)
Restructuring costs	-	-	-	-	(7)	(100%)

Operating Loss before Depreciation and Amortization	(78)	(81)	(4%)	(162)	(184)	(12%)
Depreciation	(10)	(10)	-	(20)	(21)	(5%)

Operating Loss	$(88)	$(91)	(3%)	$(182)	$(205)	(11%)

(a)	Selling, general and administrative expenses exclude depreciation.
     The results for the six months ended June 30, 2008 included $7 million of restructuring costs, due primarily to involuntary employee terminations as a result of the Company’s cost savings initiatives at the Corporate segment.
     Excluding the restructuring costs noted above, Operating Loss before Depreciation and Amortization and Operating Loss for the three and six months ended June 30, 2009 decreased due primarily to lower corporate costs, related primarily to the cost savings initiatives, partially offset by an increase in legal and other professional fees related to the defense of former employees in various lawsuits and higher pension expenses.
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments and the remainder of its $5 billion common stock repurchase program. Time Warner’s sources of cash include cash provided by operations, cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at June 30, 2009 was $13.921 billion, including $7.009 billion of cash and equivalents.
     As part of the TWC Separation, the Company received $9.253 billion on March 12, 2009 as its portion of the payment by TWC of the special cash dividend of $10.27 per share to all holders of TWC Class A Common Stock and TWC Class B Common Stock as of the close of business on March 11, 2009 (aggregating $10.856 billion) (the “Special Dividend”).
     In late January 2009, Google exercised its right to request that AOL register Google’s 5% equity interest for sale in an initial public offering. Time Warner exercised its right to purchase Google’s equity interest for cash based on the appraised fair market value of the equity interest in lieu of conducting an initial public offering. As noted in “Recent Developments,” on July 8, 2009, the Company repurchased Google’s 5% interest in AOL for $283 million in cash, which amount included a payment in respect of Google’s pro rata share of cash distributions to Time Warner by AOL attributable to the period of Google’s investment in AOL.
Current Financial Condition
     At June 30, 2009, Time Warner had $17.498 billion of debt, $7.009 billion of cash and equivalents (net debt of $10.489 billion, defined as total debt less cash and equivalents) and $36.185 billion of shareholders’ equity, compared to $21.955 billion of debt, $1.233 billion of cash and equivalents (net debt of $20.722 billion, defined as total debt less cash and equivalents) and $42.288 billion of shareholders’ equity at December 31, 2008.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The following table shows the significant items contributing to the decrease in consolidated net debt from December 31, 2008 to June 30, 2009 (millions):

Balance at December 31, 2008	$20,722
Cash provided by operations from continuing operations	(2,128)
Capital expenditures and product development costs	300
Dividends paid to common stockholders	453
Investments and acquisitions, net(a)	355
Proceeds from the sale of investments(a)	(276)
Repurchases of common stock(b)	170
Proceeds from the Special Dividend(b)	(9,253)
All other, net	146

Balance at June 30, 2009(c)	$10,489

(a)	Refer to “Investing Activities” below for further detail.

(b)	Refer to “Financing Activities” below for further detail.

(c)	Included in the net debt balance is $27 million that represents the unamortized fair value adjustment recognized as a result of the merger of AOL and Historic TW Inc.
     Time Warner had a shelf registration statement (the “Registration Statement”) on file with the SEC since November 8, 2006 that allowed it to offer and sell from time to time debt securities, preferred stock, common stock and/or warrants to purchase debt and equity securities. As a result of the Company’s $13.955 billion of unused committed capacity at March 31, 2009 and the anticipated expiration in early November 2009 of the Registration Statement, the Company determined it no longer needed the Registration Statement. Accordingly, on April 24, 2009, the Company and the subsidiary guarantors under the Registration Statement submitted filings to the SEC that suspended the reporting obligations with respect to the debt securities (and related guarantees) that were offered and sold pursuant to the Registration Statement and deregistered the securities covered under the Registration Statement that were available for offer and sale.
     The Company has historically invested a portion of its cash on hand in money market funds, including The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the morning of September 15, 2008, the Company requested a full redemption of its approximately $330 million investment in The Reserve Fund, but the redemption request was not honored. On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to an SEC order requested by The Reserve Fund so that an orderly liquidation could be effected. Through July 28, 2009, the Company has received $297 million from The Reserve Fund representing its pro rata share of partial distributions made by The Reserve Fund. The Company has not been informed as to when the remaining amount will be returned. In February 2009, The Reserve Fund announced that it would set aside an initial amount of $3.5 billion to defend against certain legal actions. The Company has filed a claim against The Reserve Fund demanding repayment of the remaining amount of its full investment. As a result of the status of The Reserve Fund, the Company has classified its receivable from The Reserve Fund at June 30, 2009 as other current assets on the Company’s consolidated balance sheet.
     As noted in “Recent Developments,” on July 26, 2007, Time Warner’s Board of Directors authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through July 28, 2009, the Company repurchased approximately 65 million shares of common stock for approximately $3.1 billion pursuant to trading programs under Rule 10b5-1 of the Exchange Act. This number included approximately 14 million shares of common stock purchased for approximately $348 million in 2009 (Note 6).
     Time Warner’s $2.000 billion aggregate principal amount of floating rate public debt will mature on November 13, 2009. The Company does not have any other public debt maturing until April 2011.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Cash Flows
     Cash and equivalents increased by $5.776 billion, including $52 million of cash used by discontinued operations, and $52 million, including $11 million of cash used by discontinued operations, for the six months ended June 30, 2009 and 2008, respectively. Components of these changes are discussed below in more detail.
Operating Activities from Continuing Operations
     Details of cash provided by operations from continuing operations are as follows (millions):

	Six Months Ended June 30,
	2009	2008

		(recast)
Operating Income	$2,381	$2,518
Depreciation and amortization	708	741
Loss on sale of assets	33	-
Noncash asset impairments	-	18
Net interest payments(a)	(542)	(661)
Net income taxes paid(b)	(564)	(313)
Noncash equity-based compensation	110	120
Domestic pension plan contributions	(21)	(110)
Merger-related and restructuring payments, net of accruals(c)	(43)	53
All other, net, including working capital changes	66	45

Cash provided by operations from continuing operations	$2,128	$2,411

(a)	Includes interest income received of $25 million and $53 million in 2009 and 2008, respectively.

(b)
Includes income tax refunds received of $61 million and $101 million in 2009 and 2008, respectively, and income tax sharing payments made to TWC of $34 million and received from TWC of $9 million in 2009 and 2008, respectively.

(c)	Includes payments for merger-related and restructuring costs and payments for certain other merger-related liabilities, net of accruals.
     Cash provided by operations from continuing operations decreased to $2.128 billion in 2009 from $2.411 billion in 2008. The decrease in cash provided by operations from continuing operations was related primarily to an increase in net income taxes paid, a decrease in operating income and an increase in merger-related and restructuring payments, net of accruals, partially offset by a decline in net interest payments and domestic pension plan contributions and an increase in cash provided by working capital. The components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items.
     As of June 30, 2009, certain of the Company’s domestic defined benefit pension plans were funded by assets in a pension trust with a fair market value of $1.788 billion compared to $1.702 billion as of December 31, 2008. Between January 1, 2009 and June 30, 2009, the Company’s plan assets have experienced market gains of approximately 10%. The Company did not make any discretionary cash contributions to its defined benefit plans during the six months ended June 30, 2009. Subject to market conditions and other considerations, the Company may make discretionary cash contributions during the remainder of the year.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Investing Activities from Continuing Operations
     Details of cash provided (used) by investing activities from continuing operations are as follows (millions):

	Six Months Ended June 30,
	2009	2008

		(recast)
Investments in available-for-sale securities	$(2)	$(14)
Investments and acquisitions, net of cash acquired:
CME	(244)	-
Bebo	(8)	(849)
buy.at	-	(125)
All other	(101)	(233)
Capital expenditures and product development costs	(300)	(341)
Proceeds from the Special Dividend	9,253	-
Proceeds from the sale of available-for-sale securities	49	14
All other investment and sale proceeds	227	216

Cash provided (used) by investing activities from continuing operations	$8,874	$(1,332)

     Cash provided by investing activities from continuing operations was $8.874 billion for the six months ended June 30, 2009 compared to cash used by investing activities from continuing operations of $1.332 billion for the six months ended June 30, 2008. The change in cash provided (used) by investing activities from continuing operations was primarily due to the receipt of the Company’s portion of the Special Dividend and a decline in investments and acquisitions.
Financing Activities from Continuing Operations
     Details of cash used by financing activities from continuing operations are as follows (millions):

	Six Months Ended June 30,
	2009	2008

		(recast)
Borrowings(a)	$3,520	$19,397
Debt repayments(a)	(7,994)	(19,671)
Proceeds from the exercise of stock options	6	73
Excess tax benefit on stock options	-	3
Principal payments on capital leases	(25)	(20)
Repurchases of common stock	(170)	(332)
Dividends paid	(453)	(450)
Other financing activities	(58)	(16)

Cash used by financing activities from continuing operations	$(5,174)	$(1,016)

(a)
The Company reflects borrowings under its bank credit agreements on a gross basis in the consolidated statement of cash flows and reflects short-term commercial paper on a net basis, as provided for under FASB Statement No. 95, Statement of Cash Flows.

     Cash used by financing activities from continuing operations increased to $5.174 billion for the six months ended June 30, 2009 from $1.016 billion for the six months ended June 30, 2008. The change in cash used by financing activities from continuing operations was primarily due to an increase in net debt repayments. The Company used a portion of the $9.253 billion it received from the payment of the Special Dividend to repay in full its $2.0 billion three-year unsecured term loan facility (plus accrued interest) and repay all amounts outstanding under the Revolving Facility (defined below).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Cash Flows from Discontinued Operations
     Details of cash used by discontinued operations are as follows (millions):

	Six Months Ended June 30,
	2009	2008

		(recast)
Cash provided by operations from discontinued operations	$532	$2,521
Cash used by investing activities from discontinued operations	(622)	(1,722)
Cash provided (used) by financing activities from discontinued operations	(5,224)	2,807
Effect of change in cash and equivalents of discontinued operations	5,262	(3,617)

Cash used by discontinued operations	$(52)	$(11)

     For the six months ended June 30, 2009, cash used by discontinued operations primarily reflects cash activity of TWC through its separation from the Company on March 12, 2009, and, for the six months ended June 30, 2008, it primarily reflects cash activity of TWC for the entire six-month period. The cash used by financing activities from discontinued operations of $5.224 billion for the six months ended June 30, 2009 reflects the payment of the Special Dividend, partially offset by an increase in borrowings.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Outstanding Debt and Other Financing Arrangements
Outstanding Debt and Committed Financial Capacity
     At June 30, 2009, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $31.511 billion. Of this committed capacity, $13.921 billion was unused and $17.498 billion was outstanding as debt. At June 30, 2009, total committed capacity, outstanding letters of credit, unamortized discount on commercial paper, outstanding debt and total unused committed capacity were as follows (millions):

			Unamortized
			Discount on		Unused
	Committed	Letters of	Commercial	Outstanding	committed
	Capacity (a)	Credit (b)	Paper	Debt (c)	capacity
Cash and equivalents	$7,009	$-	$-	$-	$7,009
Revolving bank credit agreement and commercial paper program	6,900	84	-	-	6,816
Floating-rate public debt(d)	2,000	-	-	2,000	-
Fixed-rate public debt	15,227	-	-	15,227	-
Other obligations(e)(f)	375	8	-	271	96

Total	$31,511	$92	$-	$17,498	$13,921

(a)
The bank credit agreements, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted average maturity of approximately 11.3 years as of June 30, 2009.

(b)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.

(c)	Represents principal amounts adjusted for premiums and discounts.

(d)	The Company has classified $2.000 billion in debt of Time Warner due within the next twelve months as short-term in the accompanying consolidated balance sheet.

(e)	Includes committed financings by subsidiaries under local bank credit agreements primarily in India and China.

(f)	Includes debt due within the next twelve months of $87 million that relates to capital lease and other obligations.
Repayment and Termination of $2.0 Billion Term Facility
     On March 17, 2009, the Company used a portion of the proceeds it received from the payment of the Special Dividend to repay in full the $2.0 billion outstanding (plus accrued interest) under its unsecured term loan facility with a maturity date of January 8, 2011 (the “Term Facility”) and terminated the Term Facility. Time Warner did not incur any early termination or prepayment penalties in connection with the termination of the Term Facility.
Termination of Supplemental Credit Agreement
     On March 12, 2009, TWC borrowed the full committed amount of $1.932 billion under its unsecured term loan credit facility entered into on June 30, 2008 (the “TWC Bridge Facility”), all of which was used by TWC to pay a portion of the Special Dividend. On March 26, 2009, TWC completed an offering of $3.0 billion in aggregate principal amount of debt securities and used a portion of the net proceeds from the offering to prepay in full the outstanding loans and all other amounts due under the TWC Bridge Facility, and the TWC Bridge Facility was terminated in accordance with its terms. Concurrently with the termination of the TWC Bridge Facility and pursuant to the terms of the $1.535 billion credit agreement (the “Supplemental Credit Agreement”) between the Company (as lender) and TWC (as borrower) for a two-year senior unsecured supplemental term loan facility (the “Supplemental Credit Facility”), on March 26, 2009, TWC terminated the commitments of Time Warner under the Supplemental Credit Facility, and the Supplemental Credit Agreement was terminated in accordance with its terms.

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
Consent Solicitation
     On April 15, 2009, the Company completed a solicitation of consents (the “Consent Solicitation”) from the holders of the debt securities (the “Securities”) issued by Time Warner Inc. and its subsidiaries under all of the indentures governing the publicly traded debt securities of the Company and its subsidiaries other than the indenture entered into in November 2006 (collectively, the “Indentures”). Completion of the Consent Solicitation resulted in the adoption on April 16, 2009 of certain amendments to each Indenture that provide that certain restrictive covenants will not apply (subject to the concurrent or prior issuance of the guarantee by HBO discussed below) to a conveyance or transfer by AOL LLC of its properties and assets substantially as an entirety, unless such conveyance or transfer constitutes a conveyance or transfer of the properties and assets of the issuer and the guarantors under the relevant Indenture and their respective subsidiaries, taken as a whole, substantially as an entirety. As a result of the Consent Solicitation, prior to or concurrently with a conveyance or transfer of AOL LLC’s properties and assets substantially as an entirety, HBO will issue a guarantee of the obligations of Historic TW Inc. (“Historic TW”) (including in its capacity as successor to Time Warner Companies, Inc.), whether as issuer or guarantor, under the Indentures and the Securities. Such guarantee will be issued by HBO only in connection with such a transaction.
Contractual Commitments
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
     In connection with the TWC Separation, guarantees previously made by Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC, were terminated and, pursuant to and as required under the original terms of the Six Flags Guarantee, Warner Bros. Entertainment Inc. (“WBEI”) became a guarantor. In addition, TWE’s rights and obligations under the Subordinated Indemnity Agreement have been assigned to WBEI. The Company continues to indemnify TWE in connection with any residual exposure of TWE under the Guaranteed Obligations.
     In April 2009, Six Flags received notices from limited partners of the Partnerships to sell limited partnership units with an aggregate price of approximately $66 million. The general partner of the Georgia limited partnership exercised its right to purchase Six Flags Georgia units having a total purchase price of $7 million. The remaining purchase price for limited partnership units in the Parks that were put was funded through $6 million of cash that had been held in escrow to support the Six Flags Guarantee and a loan from a wholly-owned Time Warner subsidiary (TW-SF LLC) of approximately $53 million (the “TW Loan”). The TW Loan was made to SFOG Acquisition A, Inc., a Delaware corporation, and SFOT Acquisition I, Inc., a Delaware corporation (collectively, the “Acquisition Corporations”). The TW Loan accrues interest at 14% per annum with a final maturity date of March 15, 2011. Up to $10 million of the TW Loan has been guaranteed by Six Flags. Taking into account the limited partnership units purchased in 2009, the estimated maximum Cumulative LP Unit Purchase Obligation for 2010 is approximately $300 million. In addition, the aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) of the agreements are approximately $1.15 billion (for a net present value of approximately $415 million). In July 2009, the Company received a payment on the TW Loan of $13 million (which included both principal and accrued interest) from the Acquisition Corporations.
     On June 12, 2009, Six Flags and certain of its subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court in Delaware. The reorganization plan that ultimately becomes effective is expected to result in a significant reduction in debt for Six Flags. It is too early to determine the impact, if any, of the reorganization proceedings on the guarantee by Six Flags of the TW Loan. The Partnerships holding the Parks and the Acquisition Corporations were not included in the debtors filing the bankruptcy proceeding.
     Because the Six Flags Guarantee existed prior to the Company’s adoption of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and no modifications to the arrangements have been made since the date the guarantee came into existence, the recognition requirements of FIN 45 are not applicable to the arrangements and the Company has continued to account for the Guaranteed Obligations in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”). Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under these Guaranteed Obligations and no liability for the arrangements has been recognized at June 30, 2009. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.
Programming Licensing Backlog
     Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $4.2 billion and $4.1 billion at June 30, 2009 and December 31, 2008, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment in the amount

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
of $1.1 billion and $967 million at June 30, 2009 and December 31, 2008, respectively.
Customer Credit Risk
     Credit risk in the Company’s businesses originates from sales of various products and services and is dispersed among many different counterparties. At June 30, 2009, no single customer of the Company had a receivable balance that was greater than 5% of the Company’s total net receivables. As a result of the current economic environment, a number of customers that purchase products and services from the Company are experiencing financial challenges (including bankruptcy in some cases). It is possible that some of these customers may not pay amounts owed or expected. It is also possible that these customers or others may not have the financial means to purchase the Company’s products or services in the future. If these events occur, they could have an adverse impact on the Company’s operating results and cash flows.
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
     Various factors could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and cause Time Warner’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2008 Form 10-K, which should be read in conjunction with this report (including Item 1A, “Risk Factors,” in Part II of this report), and in Time Warner’s other filings made from time to time with the SEC after the date of this report. In addition, Time Warner operates in highly competitive, consumer and technology-driven and rapidly changing media, entertainment and interactive services. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors.
     Further, for Time Warner generally, lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments may result in Time Warner’s inability to realize the value of recorded intangibles and goodwill at those segments. In addition, achieving the Company’s financial objectives, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in the 2008 Form 10-K and in Part II of this report, as well as:
•	a longer than anticipated continuation of the current economic slowdown or further deterioration in the economy;
•	decreased liquidity in the capital markets, including any reduction in the ability to access the capital markets for debt securities or bank financings;
•	the impact of terrorist acts and hostilities;
•	changes in the Company’s plans, strategies and intentions;
•	the impacts of significant acquisitions, dispositions and other similar transactions, including the planned separation of AOL from Time Warner; and
•	the failure to meet earnings expectations.

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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited; millions, except per share amounts)

	June 30,	December 31,
	2009	2008

		(recast)
ASSETS
Current assets
Cash and equivalents	$7,009	$1,233
Receivables, less allowances of $1,810 and $2,269	4,847	5,664
Inventories	1,840	1,842
Deferred income taxes	802	624
Prepaid expenses and other current assets	745	772
Current assets of discontinued operations	-	6,480

Total current assets	15,243	16,615

Noncurrent inventories and film costs	5,108	5,339
Investments, including available-for-sale securities	1,177	1,036
Property, plant and equipment, net	4,739	4,896
Intangible assets subject to amortization, net	3,594	3,564
Intangible assets not subject to amortization	7,732	7,728
Goodwill	32,064	32,428
Other assets	1,263	1,220
Noncurrent assets of discontinued operations	-	41,231

Total assets	$70,920	$114,057

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,952	$8,194
Deferred revenue	933	1,012
Debt due within one year	2,087	2,066
Current liabilities of discontinued operations	2	2,865

Total current liabilities	10,974	14,137

Long-term debt	15,411	19,889
Deferred income taxes	1,251	974
Deferred revenue	267	266
Other noncurrent liabilities	6,472	6,801
Noncurrent liabilities of discontinued operations	-	26,320
Commitments and Contingencies (Note 12)

Equity
Time Warner common stock, $0.01 par value, 1.631 billion and 1.630 billion shares issued and 1.189 billion and 1.196 billion shares outstanding	16	16
Paid-in-capital	161,905	169,564
Treasury stock, at cost (442 million and 434 million shares)	(26,036)	(25,836)
Accumulated other comprehensive loss, net	(1,101)	(1,676)
Accumulated deficit	(98,599)	(99,780)

Total Time Warner Inc. shareholders’ equity	36,185	42,288
Noncontrolling interests (including $0 and $2,751 attributable to discontinued operations)	360	3,382

Total equity	36,545	45,670

Total liabilities and equity	$70,920	$114,057

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited; millions, except per share amounts)

	Three Months Ended		Six Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08

		(recast)		(recast)
Revenues:
Subscription	$2,548	$2,608	$5,107	$5,216
Advertising	1,771	2,079	3,311	3,907
Content	2,290	2,563	4,926	5,372
Other	200	219	410	444

Total revenues	6,809	7,469	13,754	14,939
Costs of revenues	(3,841)	(4,342)	(7,721)	(8,509)
Selling, general and administrative	(1,598)	(1,767)	(3,250)	(3,499)
Amortization of intangible assets	(112)	(129)	(233)	(247)
Restructuring costs	(42)	(6)	(136)	(148)
Asset impairments	-	(18)	-	(18)
Loss on sale of assets	(33)	-	(33)	-

Operating income	1,183	1,207	2,381	2,518
Interest expense, net	(295)	(331)	(607)	(678)
Other income (loss), net	19	9	(20)	(50)

Income from continuing operations before income taxes	907	885	1,754	1,790
Income tax provision	(377)	(315)	(665)	(660)

Income from continuing operations	530	570	1,089	1,130
Discontinued operations, net of tax	-	273	131	535

Net income	530	843	1,220	1,665
Less Net income attributable to noncontrolling interests	(11)	(51)	(40)	(102)

Net income attributable to Time Warner Inc. shareholders	$519	$792	$1,180	$1,563

Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$519	$564	$1,074	$1,112
Discontinued operations, net of tax	-	228	106	451

Net income	$519	$792	$1,180	$1,563

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$0.43	$0.47	$0.89	$0.93
Discontinued operations	-	0.19	0.09	0.38

Basic net income per common share	$0.43	$0.66	$0.98	$1.31

Average basic common shares outstanding	1,195.2	1,193.3	1,195.6	1,193.1

Diluted income per common share from continuing operations	$0.43	$0.47	$0.89	$0.93
Discontinued operations	-	0.19	0.09	0.37

Diluted net income per common share	$0.43	$0.66	$0.98	$1.30

Average diluted common shares outstanding	1,205.4	1,201.1	1,202.8	1,200.4

Cash dividends declared per share of common stock	$0.1875	$0.1875	$0.3750	$0.3750

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30,
(Unaudited; millions)

	2009	2008

		(recast)
OPERATIONS
Net income	$1,220	$1,665
Less Discontinued operations, net of tax	131	535

Net income from continuing operations	1,089	1,130
Adjustments for noncash and nonoperating items:
Depreciation and amortization	708	741
Amortization of film and television costs	3,242	2,959
Asset impairments	-	18
Gain (loss) on investments and other assets, net	(2)	4
Equity in losses of investee companies, net of cash distributions	32	28
Equity-based compensation	110	120
Deferred income taxes	(42)	(23)
Changes in operating assets and liabilities, net of acquisitions	(3,009)	(2,566)

Cash provided by operations from continuing operations	2,128	2,411

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	(14)
Investments and acquisitions, net of cash acquired	(353)	(1,207)
Capital expenditures and product development costs	(300)	(341)
Investment proceeds from available-for-sale securities	49	14
Proceeds from the Special Dividend paid by Time Warner Cable Inc.	9,253	-
Other investment proceeds	227	216

Cash provided (used) by investing activities from continuing operations	8,874	(1,332)

FINANCING ACTIVITIES
Borrowings	3,520	19,397
Debt repayments	(7,994)	(19,671)
Proceeds from exercise of stock options	6	73
Excess tax benefit on stock options	-	3
Principal payments on capital leases	(25)	(20)
Repurchases of common stock	(170)	(332)
Dividends paid	(453)	(450)
Other financing activities	(58)	(16)

Cash used by financing activities from continuing operations	(5,174)	(1,016)

Cash provided by continuing operations	5,828	63

Cash provided by operations from discontinued operations	532	2,521
Cash used by investing activities from discontinued operations	(622)	(1,722)
Cash provided (used) by financing activities from discontinued operations	(5,224)	2,807
Effect of change in cash and equivalents of discontinued operations	5,262	(3,617)

Cash used by discontinued operations	(52)	(11)

INCREASE IN CASH AND EQUIVALENTS	5,776	52
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,233	1,285

CASH AND EQUIVALENTS AT END OF PERIOD	$7,009	$1,337

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF EQUITY
Six Months Ended June 30,
(Unaudited; millions, except per share amounts)

	2009			2008
	Time Warner	Noncontrolling		Time Warner	Noncontrolling
	Shareholders	Interests	Total Equity	Shareholders	Interests	Total Equity

					(recast)
BALANCE AT BEGINNING OF PERIOD	$42,288	$3,382	$45,670	$58,536	$4,322	$62,858
Net income	1,180	40	1,220	1,563	102	1,665
Other comprehensive income	184	1	185	(56)	-	(56)

Comprehensive income	1,364	41	1,405	1,507	102	1,609
Cash dividends ($0.3750 per common share)	(453)	-	(453)	(450)	-	(450)
Common stock repurchases	(200)	-	(200)	(299)	-	(299)
Impact of adopting new accounting pronouncements(a)	-	-	-	(13)	-	(13)
Time Warner Cable Inc. Special Dividend	-	(1,603)	(1,603)	-	-	-
Time Warner Cable Inc. Spin-off	(6,822)	(1,167)	(7,989)	-	-	-
Other	8	(293)	(285)	93	4	97

BALANCE AT END OF PERIOD	$36,185	$360	$36,545	$59,374	$4,428	$63,802

(a)
For the six months ended June 30, 2008, amount reflects the impact of adopting the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”), and EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”).

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
Noncontrolling Interests
     On January 1, 2009, the Company adopted the provisions of FAS 160. The provisions of FAS 160 establish accounting and reporting standards for the noncontrolling interest in a consolidated subsidiary, including the accounting treatment upon the deconsolidation of a subsidiary. FAS 160 is being applied prospectively, except for the provisions related to the presentation of noncontrolling interests. As of June 30, 2009 and December 31, 2008, noncontrolling interests of $360 million and $3.382 billion, respectively, have been classified as a component of equity in the consolidated balance sheet. For the three and six months ended June 30, 2009, net income attributable to noncontrolling interests of $11 million and $40 million, respectively, and for the three and six months ended June 30, 2008, net income attributable to noncontrolling interests of $51 million and $102 million, respectively, are included in net income. Earnings per share has not been affected as a result of the adoption of the provisions of FAS 160.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     The Company’s investments in entities determined to be VIEs principally consisted of certain investments in its Networks segment, primarily HBO Asia and HBO South Asia (collectively “HBO Asia”) and HBO Latin America Group (“HBO LAG”). For the three and six months ended June 30, 2009, HBO Asia and HBO LAG collectively had revenues of $115 million and $224 million, respectively, and operating income of $17 million and $41 million, respectively. As of June 30, 2009, total assets, liabilities and noncontrolling interest attributable to HBO Asia and HBO LAG were $887 million (including goodwill and intangible assets of $669 million), $145 million and $391 million, respectively. Such amounts are included in the consolidated statement of operations and consolidated balance sheet. See “Recent Accounting Standards Not Yet Adopted” for a description of amendments to the guidance on the accounting for VIEs.
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
Reclassifications
     Certain reclassifications have been made to the prior year information to conform to the June 30, 2009 presentation of the components of inventory.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Interim Financial Statements
     The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).
Recent Accounting Standards Adopted in 2009
     In addition to the adoption of FAS 160 and FSP No. EITF 03-6-1 as discussed in “Changes in Basis of Presentation,” the Company has also adopted the following accounting standards in 2009:
Subsequent Events
     On April 1, 2009, the Company adopted the provisions of FASB Statement No. FAS 165, Subsequent Events (“FAS 165”), on a prospective basis. The provisions of FAS 165 provide guidance related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Additionally, FAS 165 requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. For the three and six months ended June 30, 2009, the Company evaluated, for potential recognition and disclosure, events that occurred prior to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 on July 29, 2009. The adoption of the provisions of FAS 165 did not affect the Company’s historical consolidated financial statements.
Interim Disclosures about Fair Value of Financial Instruments
     On April 1, 2009, the Company adopted the provisions of FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”), on a prospective basis. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures regarding fair value of financial instruments in interim financial statements, as well as in annual financial statements. The adoption of the provisions of FSP No. FAS 107-1 and APB 28-1 did not affect the Company’s historical consolidated financial statements.
Recognition and Presentation of Other-Than-Temporary-Impairments
     On April 1, 2009, the Company adopted the provisions of FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments (“FSP No. FAS 115-2 and FAS 124-2”), on a prospective basis. This FSP incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The adoption of the provisions of FSP No. FAS 115-2 and FAS 124-2 did not affect the Company’s historical consolidated financial statements.
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
     On April 1, 2009, the Company adopted the provisions of FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4”), on a prospective basis. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“FAS 157”) when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate if a transaction is not orderly (i.e., a forced liquidation or distressed sale). The adoption of the provisions of FSP No. FAS 157-4 did not affect the Company’s historical consolidated financial statements.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Fair Value Measurements
     On January 1, 2009, the Company adopted the provisions of FAS 157 related to nonfinancial assets and liabilities on a prospective basis. FAS 157 establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. On January 1, 2008, the Company adopted the provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. The adoption of the provisions of FAS 157 did not affect the Company’s historical consolidated financial statements. For more information, see Note 4.
Business Combinations
     On January 1, 2009, the Company adopted the provisions of FASB Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”), and is applying such provisions prospectively to business combinations that have an acquisition date on or after January 1, 2009. FAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after purchase accounting is completed will be recognized in earnings rather than as an adjustment to the cost of acquisition. This accounting treatment for deferred tax asset valuation allowances and acquired income tax uncertainties is applicable to acquisitions that occurred both prior and subsequent to the adoption of FAS 141R. The adoption of the provisions of FAS 141R did not affect the Company’s historical consolidated financial statements.
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
Accounting for Collaborative Arrangements
     On January 1, 2009, the Company adopted the provisions of EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and third parties. The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. In most cases, the form of the arrangement is the sale of an economic interest in a film to an investor. The Filmed Entertainment segment generally records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, in each period the Company reflects in the statement of operations either a charge or benefit to costs of revenues to reflect the estimate of the third-party investor’s interest in the profits or losses incurred on the film. Consistent with the requirements of Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”), the estimate of the third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues. For the three months ended June 30, 2009 and 2008, participation costs of $109 million and $100 million, respectively, were recorded in costs of revenues and net amounts received from collaborators for which capitalized film costs were reduced was $104 million and $50 million, respectively. For the six months ended June 30, 2009 and 2008, participation costs of $177 million and $224 million, respectively, were recorded in costs of revenues and net amounts received from collaborators for which capitalized film costs were reduced was $142 million and $108 million, respectively. As of June 30, 2009 and December 31, 2008, the net amount due to collaborators for their share of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
participations was $227 million and $276 million, respectively, and was recorded in participations payable in the consolidated balance sheet. The provisions of EITF 07-1 did not affect the Company’s historical consolidated financial statements.
Recent Accounting Standards Not Yet Adopted
Hierarchy of Generally Accepted Accounting Principles
     In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“FAS 168”), which establishes the FASB Accounting Standards Codification as the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The provisions of FAS 168 will be applied prospectively beginning in the third quarter of 2009 and will have no impact on the Company’s consolidated financial statements.
Accounting for Transfers of Financial Assets
     In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“FAS 166”). The provisions of FAS 166 amend FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”), by removing the concept of a qualifying special-purpose entity and removing the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN46”), to variable interest entities that were previously considered qualifying special-purpose entities. The provisions of FAS 166 will become effective for Time Warner on January 1, 2010. The Company is currently evaluating the impact the provisions of FAS 166 will have on the Company’s consolidated financial statements.
Amendments to FASB Interpretation No. 46(R)
     In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46 (“FAS 167”), which amends the definition of the primary beneficiary of a VIE and will require the Company to assess each reporting period if any of the Company’s variable interests give it a controlling financial interest in the applicable VIE. The provisions of FAS 167 will become effective for Time Warner on January 1, 2010. The Company is currently evaluating the impact the provisions of FAS 167 will have on the Company’s VIEs and its securitization programs.
Income Per Common Share
     Basic income per common share is determined using the Two-Class Method and is computed by dividing net income attributable to Time Warner Inc. common shareholders by the weighted-average common shares outstanding during the period. The Two-Class Method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted income per common share reflects the more dilutive earnings per share amount calculated using the treasury stock method or the Two-Class Method. For the three and six months ended June 30, 2009 and 2008, both the Two-Class Method and the treasury stock method calculation for diluted income per common share attributable to Time Warner Inc. common shareholders yielded the same result.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Set forth below is a reconciliation of basic and diluted income per common share from continuing operations (millions, except per share amounts):

	Three Months Ended		Six Months Ended
	6/30/2009	6/30/2008	6/30/2009	6/30/2008

		(recast)		(recast)
Income from continuing operations attributable to Time Warner Inc. shareholders	$519	$564	$1,074	$1,112
Income allocated to participating securities (restricted stock and restricted stock units)	(2)	(1)	(4)	(2)

Income from continuing operations attributable to Time Warner Inc. common shareholders — basic	$517	$563	$1,070	$1,110

Average number of common shares outstanding — basic	1,195.2	1,193.3	1,195.6	1,193.1
Dilutive effect of equity awards	10.2	7.8	7.2	7.3

Average number of common shares outstanding — diluted	1,205.4	1,201.1	1,202.8	1,200.4

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$0.43	$0.47	$0.89	$0.93
Diluted	$0.43	$0.47	$0.89	$0.93
     Diluted income per common share for the three and six months ended June 30, 2009 and the three and six months ended June 30, 2008 excludes approximately 154 million and 169 million, respectively, and 129 million and 132 million, respectively, common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect.
Interim Impairment Testing of Goodwill at AOL
     As discussed in more detail in Note 1 to the Company’s consolidated financial statements in the 2008 Form 10-K, goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. During the first quarter of 2009, the Company determined that, because the spin-off of AOL was more likely than not, the Company was required to test goodwill at AOL as of March 31, 2009 (the “interim testing date”).
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2. BUSINESS ACQUISITIONS, DISPOSITIONS AND RELATED TRANSACTIONS
AOL Separation from Time Warner
     On May 28, 2009, Time Warner announced that its Board of Directors has authorized management to proceed with plans for the complete legal and structural separation of AOL from Time Warner (the “AOL Separation”). The AOL Separation is currently expected to be effected as a spin-off of AOL Holdings LLC, a wholly-owned subsidiary that will be converted to a corporation and renamed AOL Inc. prior to the spin-off. In the AOL Separation, Time Warner will distribute all its AOL Inc. common stock to Time Warner shareholders, and AOL will become an independent, publicly traded company. As of June 30, 2009, Time Warner owned 95% of AOL, and Google Inc. (“Google”) held the remaining 5%. On July 8, 2009, the Company repurchased Google’s 5% interest in AOL for $283 million in cash, which amount included a payment in respect of Google’s pro rata share of cash distributions to Time Warner by AOL attributable to the period of Google’s investment in AOL. After repurchasing this stake, Time Warner owns 100% of AOL. The AOL Separation is contingent on the satisfaction of a number of conditions, including the effectiveness of a registration statement on Form 10 that AOL filed with the Securities and Exchange Commission (the “SEC”) on July 27, 2009 in connection with the transaction. Time Warner expects to complete the AOL Separation around the end of the year.
Patch Acquisition
     On June 10, 2009, AOL purchased Patch Media Corporation (“Patch”), a news, information and community platform business dedicated to providing comprehensive local information and services for individual towns and communities, for approximately $7 million in cash. Approximately $700,000 of the consideration is being held in an indemnity escrow account until the first anniversary of the closing.
     At the time of closing, Tim Armstrong, AOL’s Chairman and Chief Executive Officer, held, indirectly, through Polar Capital Group, LLC (“Polar Capital”) (a private investment company which he founded), economic interests in Patch that entitled him to receive approximately 75% of the transaction consideration. Mr. Armstrong’s original investment in Patch, made in December 2007 through Polar Capital, was approximately $4.5 million. In connection with the transaction, Mr. Armstrong, through Polar Capital, waived his right to receive any transaction consideration in excess of his original $4.5 million investment, opting to accept only the return of his initial investment. In addition, Mr. Armstrong elected to return the $4.5 million (approximately $450,000 of which is being held in the indemnity escrow account for a year) that he was entitled to receive in connection with the transaction to AOL, to be held by AOL until after the AOL Separation. As soon as legally permissible, following the AOL Separation, AOL will cause to be issued to Polar Capital an amount of AOL Inc. common stock equivalent to $4.5 million (based on an average of the high and low market prices on the relevant trading day). The issuance of shares of AOL Inc. common stock to Polar Capital will be exempt from registration under Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering. The payment to Polar Capital of the $4.5 million of consideration is not contingent on the continued employment of Mr. Armstrong with AOL.
     An appraisal of the value of the business was performed to determine that the consideration paid by AOL was within a reasonable range of the fair value of Patch. The Patch acquisition did not significantly affect the Company’s consolidated financial results for the three and six months ended June 30, 2009.
CME Investment
     On May 18, 2009, the Company completed a $244 million investment in Central European Media Enterprises Ltd. (“CME”), in which the Company received a 31% economic interest and a 38% voting interest. CME is a broadcasting company operating leading networks in seven Central and Eastern European countries. In connection with its investment, Time Warner has agreed to allow CME founder and Non-Executive Chairman Ronald S. Lauder to vote Time Warner’s shares of CME for at least four years, subject to certain exceptions. Also, Mr. Lauder has agreed to support Time Warner’s appointment of two designees to CME’s board of directors. The Company’s investment in CME is being accounted for under the cost method of accounting.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Summary of Discontinued Operations
     Discontinued operations for the six months ended June 30, 2009 and the three and six months June 30, 2008 reflect the financial condition and results of operations of TWC. Financial data for discontinued operations for the six months ended June 30, 2009 and the three and six months ended June 30, 2008 is as follows (millions, except per share amounts):

	Three Months
	Ended	Six Months Ended
	6/30/08	6/30/09	6/30/08

	(recast)		(recast)

Total revenues	$4,298	$3,443	$8,458

Pretax income	503	262	951
Income tax benefit (provision)	(230)	(131)	(416)

Net income	$273	$131	$535

Net income attributable to Time Warner Inc. shareholders	$228	$106	$451

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income per common share	$0.19	$0.09	$0.38

Average common shares outstanding — basic	1,193.3	1,195.6	1,193.1

Diluted net income per common share	$0.19	$0.09	$0.37

Average common shares outstanding — diluted	1,201.1	1,202.8	1,200.4

     Discontinued operations for the six months ended June 30, 2009 included direct transaction costs (e.g., legal and professional fees) related to the separation of TWC of $75 million, and for the three and six months ended June 30, 2008, included such direct transaction and financing costs of $47 million and $49 million, respectively. The Networks segment of Time Warner recognized approximately $170 million of Subscription revenues from TWC in 2009 through the Distribution Record Date and $210 million and $420 million, respectively, for the three and six months ended June 30, 2008.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. INVENTORIES AND FILM COSTS
     Inventories and film costs consist of (millions):

		December 31,
	June 30, 2009	2008
Inventories:
Programming costs, less amortization	$3,251	$3,206
DVDs, books, paper and other merchandise	303	408

Total inventories(a)	3,554	3,614
Less: current portion of inventory	(1,840)	(1,842)

Total noncurrent inventories	1,714	1,772

Film costs — Theatrical:
Released, less amortization	657	767
Completed and not released	499	364
In production	642	713
Development and pre-production	101	76

Film costs — Television:
Released, less amortization	988	922
Completed and not released	80	224
In production	422	499
Development and pre-production	5	2

Total film costs	3,394	3,567

Total noncurrent inventories and film costs	$5,108	$5,339

(a)
Does not include $1.900 billion and $2.160 billion of net film library costs as of June 30, 2009 and December 31, 2008, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheet. The decrease in 2009 is primarily related to an adjustment of $174 million representing a change in cumulative participations payable with respect to film library titles at Warner Bros., which under SOP 00-2 is required to be recognized as a reduction to the related film cost.

4. FAIR VALUE MEASUREMENTS
     In accordance with FAS 157, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. FAS 157 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2009 (millions):

	Fair Value Measurements as of June 30, 2009 Using
		Quoted Market
		Prices in Active		Significant
	Fair Value	Markets for	Significant Other	Unobservable
	as of	Identical Assets	Observable Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$226	$222	$4	$-
Available-for-sale securities	39	10	29	-
Derivatives	30	5	-	25
Liabilities:
Derivatives	(97)	-	(97)	-

Total	$198	$237	$(64)	$25

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Company primarily applies the market approach for valuing recurring fair value measurements.
     The following table reconciles the beginning and ending balances of assets classified as Level 3 measurements and identifies the net income (losses) the Company recognized during the six months ended June 30, 2009 on such assets and liabilities that were included in the balance as of June 30, 2009 (millions):

Derivatives
Balance as of January 1, 2009	$1
Total gains (losses):
Included in net income	8
Included in other comprehensive income	-
Purchases, issuances and settlements	16
Transfers in and/or out of Level 3	-

Balance as of June 30, 2009	$25

Total gain for the six months ended June 30, 2009 included in net income related to assets still held as of June 30, 2009	$8

     Gains and losses recognized for assets and liabilities valued using significant unobservable inputs are reported in investment gains (losses), net, in other loss, net (Note 13).
Other Financial Instruments
     Based on the interest rates prevailing at June 30, 2009, the carrying value of Time Warner’s debt approximates its fair value. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of such instruments. However, differences exist between the carrying value and fair value of the Company’s other financial instruments, but these differences are not significant at June 30, 2009. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market. In cases where quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.
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
     The Company accounts for film production costs in accordance with the guidance in SOP 00-2, which requires that upon the occurrence of an event or change in circumstance that may indicate that the fair value of a film is less than its unamortized costs, an entity should determine the fair value of the film and write off to the consolidated statement of operations the amount by which the unamortized capitalized costs exceed the film’s fair value. Some of these events or changes in circumstance include: (i) an adverse change in the expected performance of a film prior to its release, (ii) actual costs substantially in excess of budgeted costs, (iii) substantial delays in completion or release schedules, (iv) changes in release plans, (v) insufficient funding or resources to complete the film and to market it effectively and (vi) the failure of actual performance subsequent to release to meet that which had been expected prior to release. When required to determine the fair value of its films, the Company employs a discounted cash flow methodology with assumptions for cash flows for periods not exceeding 10 years. The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular film. The fair value of any film costs associated with a film that management plans to abandon is zero. As the primary determination of fair value is determined using a discounted cash flow model, the resulting

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
fair value is considered a Level 3 input. During the three and six months ended June 30, 2009, certain film production costs, which were recorded as inventory in the consolidated balance sheet, were written down to zero and $43 million, respectively, from their carrying values of $38 million and $117 million, respectively.
5. LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS
     Committed financing capacity and long-term debt consists of (millions):

	Weighted
	Average
	Interest				Unamortized	2009
	Rate at		2009		Discount on	Unused	Outstanding Debt (c)
	June 30,		Committed	Letters of	Commercial	Committed	June 30,	December 31,
	2009	Maturities	Capacity(a)	Credit (b)	Paper	Capacity	2009	2008

								(recast)
Cash and equivalents			$7,009	$-	$-	$7,009
Revolving bank credit agreement and commercial paper program	-	2011	6,900	84	-	6,816	$-	$4,490
Floating-rate public debt	1.15%	2009	2,000	-	-	-	2,000	2,000
Fixed-rate public debt	7.14%	2011-2036	15,227	-	-	-	15,227	15,227
Other obligations(d)	7.37%		375	8	-	96	271	238

Subtotal			31,511	92	-	13,921	17,498	21,955
Debt due within one year			(2,087)	-	-	-	(2,087)	(2,066)

Total			$29,424	$92	$-	$13,921	$15,411	$19,889

(a)
The bank credit agreements, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted average maturity of approximately 11.3 years as of June 30, 2009.

(b)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.

(c)
Represents principal amounts adjusted for premiums and discounts. The weighted-average interest rate on Time Warner’s total debt was 6.46% at June 30, 2009 and 5.51% at December 31, 2008. The Company’s public debt matures as follows: $2.000 billion in 2009, $0 in 2010, $2.000 billion in 2011, $2.000 billion in 2012, $1.300 billion in 2013 and $10.031 billion thereafter.

(d)	Amount consists of capital lease and other obligations, including committed financings by subsidiaries under local bank credit agreements primarily in India and China.
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
Termination of Supplemental Credit Agreement
     On March 12, 2009, TWC borrowed the full committed amount of $1.932 billion under its unsecured term loan credit facility entered into on June 30, 2008 (the “TWC Bridge Facility”), all of which was used by TWC to pay a portion of the Special Dividend. On March 26, 2009, TWC completed an offering of $3.0 billion in aggregate principal amount of debt securities and used a portion of the net proceeds from the offering to prepay in full the outstanding loans and all other amounts due under the TWC Bridge Facility, and the TWC Bridge Facility was terminated in accordance with its terms. Concurrently with the termination of the TWC Bridge Facility and pursuant to the terms of the $1.535 billion credit agreement (the “Supplemental Credit Agreement”) between the Company (as lender) and TWC (as borrower) for a two- year senior unsecured supplemental term loan facility (the “Supplemental Credit Facility”), on March 26, 2009, TWC

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
terminated the commitments of Time Warner under the Supplemental Credit Facility, and the Supplemental Credit Agreement was terminated in accordance with its terms.
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
Consent Solicitation
     On April 15, 2009, the Company completed a solicitation of consents (the “Consent Solicitation”) from the holders of the debt securities (the “Securities”) issued by Time Warner Inc. and its subsidiaries under all of the indentures governing the publicly traded debt securities of the Company and its subsidiaries other than the indenture entered into in November 2006 (collectively, the “Indentures”). Completion of the Consent Solicitation resulted in the adoption on April 16, 2009 of certain amendments to each Indenture that provide that certain restrictive covenants will not apply (subject to the concurrent or prior issuance of the guarantee by HBO discussed below) to a conveyance or transfer by AOL LLC of its properties and assets substantially as an entirety, unless such conveyance or transfer constitutes a conveyance or transfer of the properties and assets of the issuer and the guarantors under the relevant Indenture and their respective subsidiaries, taken as a whole, substantially as an entirety. As a result of the Consent Solicitation, prior to or concurrent with a conveyance or transfer of AOL LLC’s properties and assets substantially as an entirety, HBO will issue a guarantee of the obligations of Historic TW Inc. (“Historic TW”) (including in its capacity as successor to Time Warner Companies, Inc.), whether as issuer or guarantor, under the Indentures and the Securities. Such guarantee will be issued by HBO only in connection with such a transaction.
Shelf Registration Statement
     Time Warner had a shelf registration statement (the “Registration Statement”) on file with the SEC since November 8, 2006 that allowed it to offer and sell from time to time debt securities, preferred stock, common stock and/or warrants to purchase debt and equity securities. As a result of the Company’s $13.955 billion of unused committed capacity at March 31, 2009 and the anticipated expiration in early November 2009 of the Registration Statement, the Company determined it no longer needed the Registration Statement. Accordingly, on April 24, 2009, the Company and the subsidiary guarantors under the Registration Statement submitted filings to the SEC that suspended the reporting obligations with respect to the debt securities (and related guarantees) that were offered and sold pursuant to the Registration Statement and deregistered the securities covered under the Registration Statement that were available for offer and sale.
6. SHAREHOLDERS’ EQUITY
Spin-Off of TWC
     In connection with the Distribution, the Company recognized a reduction of $7.989 billion to shareholders’ equity, including $1.167 billion attributable to noncontrolling interests.
Common Stock Repurchase Program
     On July 26, 2007, Time Warner’s Board of Directors authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this stock repurchase program

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through June 30, 2009, the Company repurchased approximately 59 million shares of common stock for approximately $3.0 billion pursuant to trading programs under Rule 10b5-1 of the Exchange Act. This number included approximately 7.9 million shares of common stock purchased for approximately $200 million during the six months ended June 30, 2009.
7. EQUITY-BASED COMPENSATION
Time Warner Equity Plans
     The Company has two active equity plans under which it is authorized to grant equity awards to employees and non-employee directors, covering an aggregate of 112 million shares of Time Warner common stock. Options have been granted to employees and non-employee directors of Time Warner with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. For the six months ended June 30, 2009, the Company granted approximately 10 million stock options at a weighted-average grant date fair value per option of $5.04 ($3.12 net of tax). For the six months ended June 30, 2008, the Company granted approximately 10 million stock options at a weighted-average grant date fair value per option of $12.36 ($7.66 net of tax). The table below presents the weighted-average values of the assumptions used to value stock options at their grant date.

	Six Months Ended
	6/30/09	6/30/08
Expected volatility	35.2%	28.7%
Expected term to exercise from grant date	6.11 years	5.96 years
Risk-free rate	2.5%	3.2%
Expected dividend yield	4.4%	1.7%
     Pursuant to these equity plans, Time Warner may also grant shares of common stock or restricted stock units (“RSUs”), which generally vest between three to five years from the date of grant, to its employees and non-employee directors. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. Holders of restricted stock and RSU awards are generally entitled to receive cash dividends or dividend equivalents, respectively, paid by the Company during the period of time that the restricted stock or RSU awards are unvested. For the six months ended June 30, 2009, the Company granted approximately 5 million RSUs at a weighted-average grant date fair value per RSU of $22.09 ($13.70 net of tax). For the six months ended June 30, 2008, the Company granted approximately 3 million RSUs at a weighted-average grant date fair value per RSU of $44.79 ($27.77 net of tax).
     Time Warner also has a performance stock unit program for senior level executives. Under this program, recipients of performance stock units (“PSUs”) are awarded a target number of PSUs that represent the contingent (unfunded and unsecured) right to receive shares of Company stock at the end of a performance period (generally three years) based on the actual performance level achieved by the Company. For PSUs granted prior to 2009, the recipient of a PSU may receive, depending on the Company’s total shareholder return (“TSR”) relative to the other companies in the S&P 500 Index, 0% to 200% of the target PSUs granted based on a sliding scale where a relative ranking of less than the 25th percentile will pay 0% and a ranking at the 100th percentile will pay 200% of the target number of shares.
     PSUs granted in 2009 will be paid out in a number of shares of Common Stock based on (i) the Company’s TSR relative to the other companies in the S&P 500 Index and (ii) the Company’s growth in adjusted earnings per share (“EPS”) relative to the growth in adjusted EPS of the other companies in the S&P 500 Index, in each case over a three-year performance period. Depending on the Company’s TSR ranking and adjusted EPS growth ranking relative to the other companies in the S&P 500 Index, a recipient of a PSU will receive between 0% and 200% of his or her target award following the three-year performance period. If (i) the Company’s TSR ranking and adjusted EPS growth ranking are both

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
below the 50th percentile or (ii) the Company’s TSR ranking is at or above the 50th percentile, then the percentage of a participant’s target PSUs that will vest will be based on the Company’s TSR ranking for the performance period. If the Company’s TSR ranking is below the 50th percentile and its adjusted EPS growth ranking is at or above the 50th percentile, the percentage of a participant’s target PSUs that will vest will be the average of (i) the percentage of target PSUs that would vest based on the Company’s TSR ranking during the performance period and (ii) 100%. Based on market data as of June 30, 2009, the PSUs granted in 2009, 2008 and 2007 are tracking at a level that, if maintained, would result in the award of 124%, 111% and 69%, respectively, target PSUs granted.
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
     PSU holders do not receive payments or accruals of dividends or dividend equivalents for regular cash dividends paid by the Company while the PSU is outstanding. Participants who are terminated by the Company other than for cause or who terminate their own employment for good reason or due to retirement or disability are generally entitled to a pro rata portion of the PSUs that would otherwise vest at the end of the performance period. For the six months ended June 30, 2009, the Company granted approximately 0.2 million target PSUs at a weighted-average grant date fair value per PSU of $23.67 ($14.68 net of tax). For the six months ended June 30, 2008, the Company granted approximately 0.4 million target PSUs at a weighted-average grant date fair value per PSU of $52.60 ($32.61 net of tax).
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
     In addition, in connection with the 1-for-3 reverse stock split the Company implemented on March 27, 2009, the number of outstanding equity awards was proportionately adjusted to reflect the reverse stock split. As a result, and after giving effect to the adjustment for the TWC Separation, the number of outstanding equity awards was determined by dividing the number of outstanding equity awards by three. The per share exercise price of stock options, after giving effect to the adjustment for the TWC Separation, was determined by multiplying the exercise price by three.
     Compensation expense recognized for equity-based compensation plans for the three and six months ended June 30, 2009 and 2008 is as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08

		(recast)		(recast)
Stock options	$16	$21	$45	$59
Restricted stock, restricted stock units and and performance stock units	23	25	65	62

Total impact on Operating Income	39	46	110	121

Tax benefit recognized	$15	$17	$42	$46

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
     Upon the exercise of Time Warner stock options and the vesting of Time Warner RSUs held by TWC employees, TWC is obligated to reimburse Time Warner for the intrinsic value of the applicable award. As a result of the TWC Separation, TWC is no longer considered a related party. Accordingly, on the Distribution Record Date, the Company established an asset of $16 million for the estimated fair value (determined using the Black-Scholes option pricing model) of outstanding equity awards held by TWC employees, with an offsetting adjustment to Time Warner Inc. shareholders’ equity in the consolidated balance sheet. The estimated receivable from TWC fluctuates with the fair value and number of outstanding equity awards and the resulting change is recorded in other income (loss), net, in the consolidated statement of operations. As of June 30, 2009, the estimated receivable was $24 million.
8. BENEFIT PLANS
     Time Warner and certain of its subsidiaries have both funded and unfunded defined benefit pension plans, the substantial majority of which are noncontributory, covering certain domestic employees and, to a lesser extent, have various defined benefit plans covering international employees. Pension benefits are determined based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Time Warner uses a December 31 measurement date for its plans. A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s domestic and international defined benefit pension plans for the three and six months ended June 30, 2009 and 2008 is as follows (millions):
Components of Net Periodic Benefit Costs

	Domestic		International		Domestic		International

	Three Months Ended				Six Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08	6/30/09	6/30/08	6/30/09	6/30/08

		(recast)				(recast)
Service cost	$15	$17	$4	$6	$33	$39	$8	$11
Interest cost	35	35	10	14	71	71	20	28
Expected return on plan assets	(33)	(46)	(12)	(20)	(66)	(88)	(24)	(39)
Amounts amortized	30	6	2	-	59	12	4	-

Net periodic benefit costs	$47	$12	$4	$-	$97	$34	$8	$-

Contributions	$13	$7	$2	$7	$21	$110	$7	$13

Expected cash flows
     After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. At June 30, 2009, there were no minimum required contributions for domestic funded plans. As of December 31, 2008, the Company’s funded domestic defined benefit pension plans were funded by assets in a pension trust with a fair market value of $1.702 billion. Between January 1, 2009 and June 30, 2009, the Company’s plan assets have experienced market gains of approximately 10%. The Company did not make any discretionary cash contributions to its funded defined benefit pension plans during the six months ended June 30, 2009. Subject to market conditions and other considerations, the Company may make discretionary cash contributions during the remainder of the year. For domestic unfunded plans, contributions will continue to be made to the extent benefits are paid. Expected benefit payments for domestic unfunded plans for 2009 are approximately $34 million. In addition, the Company anticipates making an additional $20 million discretionary contribution to its international plans in the fourth quarter of 2009.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
9. RESTRUCTURING COSTS
Merger Costs Capitalized as a Cost of Acquisition
     As of June 30, 2009, merger costs capitalized as a cost of acquisition was $26 million, with $1 million having been paid during the six months ended June 30, 2009. As of June 30, 2009, $6 million of the remaining liability was classified as a current liability in the consolidated balance sheet, with the remaining $20 million classified as a long-term liability. Amounts classified as long-term, primarily related to lease exit costs, are expected to be paid through 2014.
Restructuring Costs Expensed
     Restructuring costs expensed as incurred by segment for the three and six months ended June 30, 2009 and 2008 are as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08

		(recast)		(recast)
Filmed Entertainment	$31	$(3)	$68	$113
Publishing	(4)	5	(5)	15
AOL	15	4	73	13
Corporate	-	-	-	7

Total restructuring costs	$42	$6	$136	$148

     The Company’s restructuring costs primarily related to employee termination costs and ranged from senior executives to line personnel. The Company currently expects to incur incremental restructuring charges relating to operational reorganizations at the AOL and Filmed Entertainment segments of up to approximately $105 million during the remainder of 2009.
     Restructuring costs that were expensed for the three and six months ended June 30, 2009 and 2008 are as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08

		(recast)		(recast)
2009 restructuring activity	$42	$-	$137	$-
2008 and prior restructuring activity	-	6	(1)	148

Restructuring costs	$42	$6	$136	$148

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Selected Information
     Selected information relating to restructuring costs is as follows (millions):

	Employee
	Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2008 (recast)	$204	$84	$288
Net accruals	87	49	136
Noncash reductions(a)	(10)	-	(10)
Cash paid(b)	(132)	(46)	(178)

Remaining liability as of June 30, 2009	$149	$87	$236

(a)	Noncash reductions relate to the settlement of certain employee-related liabilities with equity instruments.

(b)	Of the $178 million paid in 2009, $77 million was paid during the three months ended June 30, 2009.
     As of June 30, 2009, of the remaining liability of $236 million, $146 million was classified as a current liability in the consolidated balance sheet, with the remaining $90 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2017.
10. DERIVATIVE INSTRUMENTS
     Time Warner uses derivative instruments, principally forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The Company uses derivative instruments that generally have maturities of three to eighteen months to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as the hedges of unremitted or forecasted royalty and license fees to be received from the sale or anticipated sale of U.S. copyrighted products abroad or cash flows for certain film costs denominated in a foreign currency (i.e., cash flow hedges) and (ii) currency risk associated with foreign currency-denominated operating assets and liabilities (i.e., fair value hedges). The Company also enters into derivative contracts that economically hedge certain of its foreign currency risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). These economic hedges are used primarily to offset the change in certain foreign currency denominated long-term receivables and certain foreign currency denominated debt due to changes in the underlying foreign exchange rates. Gains and losses from hedging activities are largely offset by corresponding economic gains or losses from the respective transactions that were hedged. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.
     The following is a summary of amounts pertaining to Time Warner’s use of foreign currency derivatives at June 30, 2009 (millions):

June 30,
2009
FAS 133 Hedges
Assets	$57
Liabilities	(157)

Economic Hedges
Assets	$31
Liabilities	(28)
     Netting provisions are provided for in existing International Swap and Derivative Association Inc. agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within prepaid expenses and

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
other current assets or accounts payable and accrued expenses in the Company’s consolidated balance sheet. At June 30, 2009, $104 million of losses related to cash flow hedges are recorded in accumulated other comprehensive income and are expected to be recognized in earnings at the same time hedged items affect earnings. Included in this amount are deferred net losses of $68 million related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.
     The following is a summary of amounts pertaining to Time Warner’s use of foreign currency derivatives for the three and six months ended June 30, 2009 (millions):

	Three Months	Six Months
	Ended	Ended
	6/30/09	6/30/09
Fair Value Hedges
Gain (loss) — Effective Portion:
Costs of revenues	$9	$8
Gain (loss) recognized in net income and excluded from effectiveness testing — Ineffective Portion:
Other income (loss), net	1	3

Cash Flow Hedges
Gain (loss) — Effective Portion:
Recorded to accumulated other comprehensive income	$28	$(13)
Reclassified from accumulated other comprehensive income to net income:
Selling, general and administrative expense	(5)	(6)
Costs of revenues	(7)	(14)
Gain (loss) recognized in net income and excluded from effectiveness testing — Ineffective Portion:
Other income (loss), net	(5)	(3)

Economic Hedges
Gain (loss):
Costs of revenues	$(40)	$(25)
Other income (loss), net	9	2
11. SEGMENT INFORMATION
     Time Warner classifies its operations into four reportable segments: Networks, consisting principally of cable television networks that provide programming; Filmed Entertainment, consisting principally of feature film, television and home video production and distribution; Publishing, consisting principally of magazine publishing; and AOL, consisting principally of interactive consumer and advertising services.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended June 30, 2009
	Subscription	Advertising	Content	Other	Total

	(millions)
Revenues
Networks	$1,863	$876	$196	$28	$2,963
Filmed Entertainment	10	20	2,257	46	2,333
Publishing	319	482	12	102	915
AOL	356	419	-	29	804
Intersegment eliminations	-	(26)	(175)	(5)	(206)

Total revenues	$2,548	$1,771	$2,290	$200	$6,809

	Three Months Ended June 30, 2008
	Subscription	Advertising	Content	Other	Total

	(recast, millions)
Revenues
Networks	$1,719	$906	$189	$12	$2,826
Filmed Entertainment	10	22	2,484	48	2,564
Publishing	387	648	12	129	1,176
AOL	491	530	-	36	1,057
Intersegment eliminations	1	(27)	(122)	(6)	(154)

Total revenues	$2,608	$2,079	$2,563	$219	$7,469

	Six Months Ended June 30, 2009
	Subscription	Advertising	Content	Other	Total

	(millions)
Revenues
Networks	$3,713	$1,599	$401	$58	$5,771
Filmed Entertainment	19	34	4,810	103	4,966
Publishing	626	865	31	199	1,721
AOL	749	862	-	60	1,671
Intersegment eliminations	-	(49)	(316)	(10)	(375)

Total revenues	$5,107	$3,311	$4,926	$410	$13,754

	Six Months Ended June 30, 2008
	Subscription	Advertising	Content	Other	Total

	(recast, millions)
Revenues
Networks	$3,414	$1,645	$402	$24	$5,485
Filmed Entertainment	20	37	5,237	110	5,404
Publishing	752	1,198	24	247	2,221
AOL	1,030	1,082	-	73	2,185
Intersegment eliminations	-	(55)	(291)	(10)	(356)

Total revenues	$5,216	$3,907	$5,372	$444	$14,939

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     These intersegment transactions are recorded by each segment at estimated fair value as if the transactions were with third parties and, therefore, affect segment performance. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses or assets recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not affect consolidated results. Additionally, transactions between divisions within the same reporting segment (e.g., a transaction between HBO and Turner within the Networks segment) are eliminated in arriving at segment performance and, therefore, do not affect segment results. Revenues recognized by Time Warner’s segments on intersegment transactions are as follows:

	Three Months Ended		Six Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08
	(millions)		(millions)

		(recast)		(recast)
Intersegment Revenues
Networks	$26	$32	$50	$57
Filmed Entertainment	171	114	309	281
Publishing	8	7	14	13
AOL	1	1	2	5

Total intersegment revenues	$206	$154	$375	$356

	Three Months Ended		Six Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08
	(millions)		(millions)

		(recast)		(recast)
Operating Income before Depreciation and Amortization
Networks(a)	$981	$842	$2,045	$1,800
Filmed Entertainment(b)	230	196	538	476
Publishing	144	269	156	414
AOL	271	350	526	755
Corporate(c)	(78)	(81)	(162)	(184)
Intersegment eliminations	(14)	7	(14)	(2)

Total operating income before depreciation and amortization	$1,534	$1,583	$3,089	$3,259

(a)	For the three and six months ended June 30, 2008, includes an $18 million noncash impairment of GameTap as a result of Turner’s decision to sell its online video game business.

(b)	For the three and six months ended June 30, 2009, includes a $33 million loss on the sale of Warner Bros.’ Italian cinema assets.

(c)
For the three and six months ended June 30, 2009, includes $7 million and $14 million, respectively, and for the three and six months ended June 30, 2008, includes $4 million and $8 million, respectively, in net expenses related to securities litigation and government investigations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Six Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08
	(millions)		(millions)

		(recast)		(recast)
Depreciation of Property, Plant and Equipment
Networks	$(86)	$(81)	$(172)	$(159)
Filmed Entertainment	(41)	(43)	(81)	(84)
Publishing	(31)	(34)	(62)	(68)
AOL	(71)	(79)	(140)	(162)
Corporate	(10)	(10)	(20)	(21)

Total depreciation of property, plant and equipment	$(239)	$(247)	$(475)	$(494)

	Three Months Ended		Six Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08
	(millions)		(millions)
		(recast)		(recast)
Amortization of Intangible Assets
Networks	$(20)	$(12)	$(38)	$(18)
Filmed Entertainment	(46)	(59)	(100)	(115)
Publishing	(11)	(17)	(24)	(35)
AOL	(35)	(41)	(71)	(79)

Total amortization of intangible assets	$(112)	$(129)	$(233)	$(247)

	Three Months Ended		Six Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08
	(millions)		(millions)

		(recast)		(recast)
Operating Income
Networks(a)	$875	$749	$1,835	$1,623
Filmed Entertainment(b)	143	94	357	277
Publishing	102	218	70	311
AOL	165	230	315	514
Corporate(c)	(88)	(91)	(182)	(205)
Intersegment eliminations	(14)	7	(14)	(2)

Total operating income	$1,183	$1,207	$2,381	$2,518

(a)	For the three and six months ended June 30, 2008, includes an $18 million noncash impairment of GameTap as a result of Turner’s decision to sell its online video game business.

(b)	For the three and six months ended June 30, 2009, includes a $33 million loss on the sale of Warner Bros.’ Italian cinema assets.

(c)
For the three and six months ended June 30, 2009, includes $7 million and $14 million, respectively, and for the three and six months ended June 30, 2008, includes $4 million and $8 million, respectively, in net expenses related to securities litigation and government investigations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     A summary of total assets by operating segment is set forth below:

		December 31,
	June 30, 2009	2008
	(millions)

		(recast)
Assets
Networks	$36,324	$36,097
Filmed Entertainment	15,974	17,080
Publishing	6,453	6,778
AOL	3,843	4,075
Corporate	8,326	2,316
Assets of discontinued operations	-	47,711

Total assets	$70,920	$114,057

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
     In connection with the TWC Separation, guarantees previously made by Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC, were terminated and, pursuant to and as required under the original terms of the Six Flags

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Guarantee, Warner Bros. Entertainment Inc. (“WBEI”) became a guarantor. In addition, TWE’s rights and obligations under the Subordinated Indemnity Agreement have been assigned to WBEI. The Company continues to indemnify TWE in connection with any residual exposure of TWE under the Guaranteed Obligations.
     In April 2009, Six Flags received notices from limited partners of the Partnerships to sell limited partnership units with an aggregate price of approximately $66 million. The general partner of the Georgia limited partnership exercised its right to purchase Six Flags Georgia units having a total purchase price of $7 million. The remaining purchase price for limited partnership units in the Parks that were put was funded through $6 million of cash that had been held in escrow to support the Six Flags Guarantee and a loan from a wholly-owned Time Warner subsidiary (TW-SF LLC) of approximately $53 million (the “TW Loan”). The TW Loan was made to SFOG Acquisition A, Inc., a Delaware corporation, and SFOT Acquisition I, Inc., a Delaware corporation (collectively, the “Acquisition Corporations”). The TW Loan accrues interest at 14% per annum with a final maturity date of March 15, 2011. Up to $10 million of the TW Loan has been guaranteed by Six Flags. Taking into account the limited partnership units purchased in 2009, the estimated maximum Cumulative LP Unit Purchase Obligation for 2010 is approximately $300 million. In addition, the aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) of the agreements are approximately $1.15 billion (for a net present value of approximately $415 million). In July 2009, the Company received a payment on the TW Loan of $13 million (which included both principal and accrued interest) from the Acquisition Corporations.
     On June 12, 2009, Six Flags and certain of its subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court in Delaware. The reorganization plan that ultimately becomes effective is expected to result in a significant reduction in debt for Six Flags. It is too early to determine the impact, if any, of the reorganization proceedings on the guarantee by Six Flags of the TW Loan. The Partnerships holding the Parks and the Acquisition Corporations were not included in the debtors filing the bankruptcy proceeding.
     Because the Six Flags Guarantee existed prior to the Company’s adoption of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and no modifications to the arrangements have been made since the date the guarantee came into existence, the recognition requirements of FIN 45 are not applicable to the arrangements and the Company has continued to account for the Guaranteed Obligations in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”). Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under these Guaranteed Obligations and no liability for the arrangements has been recognized at June 30, 2009. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.
Google Investment in AOL
     In connection with the expansion of their strategic relationship in April 2006, Google acquired a 5% interest in AOL, and, as a result, 95% of the equity interests in AOL were indirectly held by the Company and 5% were indirectly held by Google. As part of the April 2006 transaction, Google received certain registration rights relating to its equity interest in AOL. In late January 2009, Google exercised its right to request that AOL register Google’s 5% equity interest for sale in an initial public offering. Time Warner exercised its right to purchase Google’s equity interest for cash based on the appraised fair market value of the equity interest in lieu of conducting an initial public offering. On July 8, 2009, the Company repurchased Google’s 5% interest in AOL for $283 million in cash, which amount included a payment in respect of Google’s pro rata share of cash distributions to Time Warner by AOL attributable to the period of Google’s investment in AOL. The $283 million of noncontrolling interests was reclassified from equity to accounts payable and accrued liabilities in the consolidated balance sheet as of June 30, 2009. After repurchasing Google’s stake, Time Warner owns 100% of AOL.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Contingencies
Shareholder Derivative Lawsuits
     During the Summer and Fall of 2002, numerous shareholder derivative lawsuits were filed in state and federal courts naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. The complaints alleged that defendants breached their fiduciary duties by, among other things, causing the Company to issue corporate statements that did not accurately represent that AOL had declining advertising revenues. Certain of these lawsuits were later dismissed, and others were eventually consolidated in their respective jurisdictions. In 2006, the parties entered into a settlement agreement to resolve all of the remaining derivative matters, and the Court granted final approval of the settlement on September 6, 2006. The court has yet to rule on plaintiffs’ petition for attorneys’ fees and expenses. At June 30, 2009, the Company’s remaining reserve related to these matters is $10 million, which approximates an expected award for plaintiffs’ attorneys’ fees.
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
     On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics and failure to accord credit to Siegel. The Company answered the complaint and filed counterclaims. On April 30, 2007, the Company filed motions for partial summary judgment on various issues, including the unavailability of accounting for pre-termination and foreign works. On March 26, 2008, the court entered an order of summary judgment finding, among other things, that plaintiffs’ notices of termination were valid and that plaintiffs had thereby recaptured, as of April 16, 1999, their rights to a one-half interest in the Superman story material, as first published, but that the accounting for profits would not include profits attributable to foreign exploitation, republication of pre-termination works and trademark exploitation. On October 6, 2008, the court dismissed plaintiffs’ Lanham Act and “wasting” claims with prejudice. In orders issued on October 14, 2008, the court determined that the remaining claims in the case will be subject to phased non-jury trials. The first phase trial concluded on May 21, 2009, and on July 8, 2009, the court issued a decision in favor of the defendants on the issue of whether the terms of various license agreements between DC Comics and Warner Bros. Entertainment Inc. were at fair market value or constituted “sweetheart deals.” A second phase trial is scheduled to commence on December 1, 2009. The Company intends to defend against this lawsuit vigorously.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     On May 24, 1999, two former AOL Community Leader volunteers filed Hallissey et al. v. America Online, Inc. in the U.S. District Court for the Southern District of New York. This lawsuit was brought as a collective action under the Fair Labor Standards Act (“FLSA”) and as a class action under New York state law against AOL and AOL Community, Inc. The plaintiffs allege that, in serving as Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York state law and are entitled to minimum wages. On February 21, 2008, the court granted plaintiffs’ motion to issue notice to the former community leaders nationwide. Notice to the putative class was issued in May 2008 and in December 2008 and the putative class had until February 27, 2009 to opt-in to the collective action. In February 2009, plaintiffs filed a motion, the briefing for which was completed in May 2009, to amend their complaint to add claims under the wage laws in 25 states, including state wage claims already filed in the New Jersey and Ohio actions described below. The court denied plaintiffs’ motion on July 17, 2009. In 2001, a related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. This case was stayed pending the outcome of the Company’s motion to dismiss in the Hallissey matter described above, but has not been activated (although the court denied that motion to dismiss in 2006). Also in 2001, two related class actions were filed in state courts in New Jersey and Ohio, alleging violations of the FLSA and/or the respective state laws. These cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey. A third related action was filed in state court in California, which the parties have settled. The Company intends to defend against the remaining lawsuits vigorously.
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
     On August 1, 2005, Thomas Dreiling filed a derivative suit in the U.S. District Court for the Western District of Washington against AOL and Infospace Inc. as nominal defendant. The complaint, brought in the name of Infospace by one of its shareholders, asserts violations of Section 16(b) of the Exchange Act. Plaintiff alleges that certain AOL executives and the founder of Infospace, Naveen Jain, entered into an agreement to manipulate Infospace’s stock price through the exercise of warrants that AOL had received in connection with a commercial agreement with Infospace. Because of this alleged agreement, plaintiff asserts that AOL and Mr. Jain constituted a “group” that held more than 10% of Infospace’s stock and, as a result, AOL violated the short-swing trading prohibition of Section 16(b) in connection with sales of shares received from the exercise of those warrants. The complaint seeks disgorgement of profits, interest and attorneys’ fees. On October 11, 2007, the parties filed cross-motions for summary judgment. On January 3, 2008, the court granted AOL’s motion and dismissed the complaint with prejudice. Plaintiff has filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit, and the oral argument on that appeal was held on May 7, 2009. The court’s decision is pending. The Company intends to defend against this lawsuit vigorously.
     In September 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint, seeking unspecified monetary damages as well as injunctive relief, alleging that AOL and TWC, among other defendants, infringe a number of patents purportedly relating to customer call center operations and/or voicemail services. While the Company has reported

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
on this case in its notes to financial statements and still intends to defend against this lawsuit vigorously, following the separation of TWC from the Company in March 2009, the Company does not view the remaining claims brought by Katz against AOL to be material. As a result, the Company does not intend to include disclosure regarding this matter in its future notes to financial statements.
     On February 11, 2008, trustees of the Tolkien Trust and the J.R.R. Tolkien 1967 Discretionary Settlement Trust, as well as HarperCollins Publishers, Ltd. and two related publishing entities, sued New Line Cinema Corporation (“NLC Corp.”), a wholly owned subsidiary of the Company, and Katja Motion Picture Corp. (“Katja”), a wholly owned subsidiary of NLC Corp., and other unnamed defendants in Los Angeles Superior Court. The complaint alleges that defendants breached contracts relating to three motion pictures: The Lord of the Rings: The Fellowship of the Ring; The Lord of the Rings: The Two Towers; and The Lord of the Rings: The Return of the King (collectively, the “Trilogy”) by, among other things, failing to make full payment to plaintiffs for their participation in the Trilogy’s gross receipts. The suit also seeks declarations as to the meaning of several provisions of the relevant agreements, including a declaration that would terminate defendants’ future rights to other motion pictures based on J.R.R. Tolkien’s works, including The Hobbit. In addition, the complaint sets forth related claims of breach of fiduciary duty, fraud and for reformation, an accounting and imposition of a constructive trust. Plaintiffs seek compensatory damages in excess of $150 million, unspecified punitive damages, and other relief. On May 14, 2008, NLC Corp. moved to dismiss under California law certain claims in the complaint and on June 24, 2008, the court granted that motion, finding that plaintiffs had failed to state sufficient facts to support their fraud and breach of fiduciary duty claims, and granted plaintiffs leave to amend the complaint. On July 14, 2008, plaintiffs filed an amended complaint, adding a cause of action for reformation of the underlying contracts. NLC Corp. again moved to dismiss certain claims and, on September 22, 2008, the court granted that motion, dismissing the plaintiffs’ claims for reformation and punitive damages without leave to amend. On October 3, 2008, plaintiffs moved for reconsideration of that decision, and on November 20, 2008 the court denied the plaintiffs’ motion. On November 3, 2008, Katja was dismissed from the case upon the consent of all parties. On May 1, 2009, NLC Corp. filed a motion to vacate jury trial and a motion to bifurcate, both of which were denied by the court on June 2, 2009 (the latter with permission to re-file at a subsequent time). On July 2, 2009, NLC Corp. filed a motion for summary adjudication regarding plaintiffs’ purported termination rights. Trial is currently scheduled for October 2009. The Company intends to defend against this lawsuit vigorously.
     Between December 27, 2006 and July 6, 2009, AOL Europe Services SARL (“AOL Luxembourg”), a wholly owned subsidiary of AOL organized under the laws of Luxembourg, received four assessments from the French tax authorities for French value added tax (“VAT”) related to AOL Luxembourg’s subscription revenues from French subscribers earned during the period from July 1, 2003 through October 31, 2006. The French tax authorities allege that the French subscriber revenues are subject to French VAT, instead of Luxembourg VAT, as originally reported and paid by AOL Luxembourg. The assessments, including interest accrued through the respective assessment dates, total €187.1 million (approximately $263 million based on the euro to dollar exchange rate as of June 30, 2009). On May 12, 2009, the French tax authority issued a collection notice for €94 million (approximately $132 million based on the euro to dollar exchange rate as of June 30, 2009), the amount of the 2003 and 2004 assessments. The Company is currently appealing the assessments at the French VAT audit level and intends to continue to defend against the assessments vigorously.
     On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company. The complaint, which also named as defendants several other programming content providers (collectively, the “programmer defendants”) as well as cable and satellite providers (collectively, the “distributor defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action (the “First Amended Complaint”) that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. The defendants, including the Company, filed motions to dismiss the First Amended Complaint and these motions were granted, with leave to amend. On March 20, 2008, plaintiffs filed a second amended complaint (the “Second Amended Complaint”) that modified certain aspects of the First Amended Complaint. On April 22, 2008, the defendants, including the Company, filed motions to dismiss the Second Amended Complaint, which motions were denied. On July 14, 2008, the defendants filed motions requesting the court to certify its order for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit, which motions were denied. On November 14, 2008, the Company was

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
dismissed as a programmer defendant, and Turner Broadcasting System, Inc. was substituted in its place. On May 1, 2009, by stipulation of the parties, plaintiffs filed a third amended complaint (the “Third Amended Complaint”) and a related motion to adjudicate an element of plaintiffs’ claim. On June 12, 2009, all defendants opposed that motion and moved to dismiss the Third Amended Complaint. On the same date, the distributor defendants also filed a motion to dismiss for lack of standing. The Company intends to defend against this lawsuit vigorously.
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
     On June 6, 2005, David McDavid and certain related entities (collectively, “McDavid”) filed a complaint against Turner Broadcasting System, Inc. (“Turner”) and the Company in Georgia state court. The complaint asserted, among other things, claims for breach of contract, breach of fiduciary duty, promissory estoppel and fraud relating to an alleged oral agreement between plaintiffs and Turner for the sale of the Atlanta Hawks and Thrashers sports franchises and certain operating rights to the Philips Arena. On August 20, 2008, the court issued an order dismissing all claims against the Company. The court also dismissed certain claims against Turner for breach of an alleged oral exclusivity agreement, for promissory estoppel based on the alleged exclusivity agreement and for breach of fiduciary duty. A trial as to the remaining claims against Turner commenced on October 8, 2008 and concluded on December 2, 2008. On December 9, 2008, the jury announced its verdict in favor of McDavid on the breach of contract and promissory estoppel claims, awarding damages on those claims of $281 million and $35 million, respectively. Pursuant to the court’s direction that McDavid choose one of the two claim awards, McDavid elected the $281 million award. The jury found in favor of Turner on the two remaining claims of fraud and breach of confidential information. On January 12, 2009, Turner filed a motion to overturn the jury verdict or, in the alternative, for a new trial, and, on April 22, 2009, the court denied the motion. On April 23, 2009, Turner filed a notice of appeal to the Georgia Court of Appeals and on June 15, 2009 posted a $25 million letter of credit as security pending appeal. The Company has a reserve established for this matter at June 30, 2009 of approximately $292 million (including interest accrued through such date), although it intends to defend against this lawsuit vigorously.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(including those matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition and operating results.
Income Tax Uncertainties
     During the six months ended June 30, 2009, the Company recorded additional income tax reserves of approximately $45 million. Of the $45 million additional income tax reserves, approximately $24 million would affect the Company’s effective tax rate if reversed. During the six months ended June 30, 2009, the Company recorded interest reserves related to the income tax reserves of approximately $67 million.
13. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     Additional financial information with respect to cash (payments) and receipts is as follows (millions):

	Six Months Ended
	6/30/09	6/30/08

		(recast)
Cash payments made for interest	$(567)	$(714)
Interest income received	25	53

Cash interest payments, net	$(542)	$(661)

Cash payments made for income taxes	$(591)	$(423)
Income tax refunds received	61	101
TWC tax sharing (payment) receipts(a)	(34)	9

Cash tax payments, net	$(564)	$(313)

(a)	Represents amounts (paid) received from TWC in accordance with a tax sharing agreement.
     The consolidated statement of cash flows for the six months ended June 30, 2009 does not reflect approximately $30 million of common stock repurchases that were executed in the second quarter of 2009, for which payment was made in the third quarter of 2009.
     The consolidated statement of cash flows for the six months ended June 30, 2009 does not reflect the noncash dividend of all shares of TWC common stock held by the Company in a spin-off to Time Warner stockholders, which reduced shareholders’ equity by $6.822 billion.
Interest Expense, Net
     Interest expense, net, consists of (millions):

	Three Months Ended		Six Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08

		(recast)		(recast)
Interest income	$39	$45	$73	$92
Interest expense	(334)	(376)	(680)	(770)

Total interest expense, net	$(295)	$(331)	$(607)	$(678)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other Income (Loss), Net
     Other income (loss), net, consists of (millions):

	Three Months Ended		Six Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08

		(recast)		(recast)
Investment gains (losses), net	$37	$20	$24	$(16)
Loss on equity method investees	(7)	(5)	(30)	(18)
Losses on accounts receivable	(2)	(7)	(4)	(20)
Other	(9)	1	(10)	4

Total other income (loss), net	$19	$9	$(20)	$(50)

Related Parties
     Income (expense) resulting from transactions with related parties consists of (millions):

	Three Months Ended		Six Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08

		(recast)		(recast)
Revenues	$73	$84	$178	$177
Costs of revenues	(8)	(2)	(9)	(5)
Selling, general and administrative	(1)	(3)	(5)	(4)
Prepaid Expenses and Other Current Assets
     The Company has historically invested a portion of its cash on hand in money market funds, including The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the morning of September 15, 2008, the Company requested a full redemption of its approximately $330 million investment in The Reserve Fund, but the redemption request was not honored. On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to an SEC order requested by The Reserve Fund so that an orderly liquidation could be effected. Through July 28, 2009, the Company has received $297 million from The Reserve Fund representing its pro rata share of partial distributions made by The Reserve Fund. The Company has not been informed as to when the remaining amount will be returned. In February 2009, The Reserve Fund announced that it would set aside an initial amount of $3.5 billion to defend against certain legal actions. The Company has filed a claim against The Reserve Fund demanding repayment of the remaining amount of its full investment. As a result of the status of The Reserve Fund, the Company has classified its receivable from The Reserve Fund at June 30, 2009 as other current assets on the Company’s consolidated balance sheet.
Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of (millions):

	June 30, 2009	December 31, 2008

		(recast)
Accounts payable	$640	$800
Accrued expenses	2,783	2,789
Participations payable	2,575	2,522
Royalties and programming costs payable	820	687
Accrued compensation	716	974
Accrued interest	282	265
Accrued income taxes	136	157

Total accounts payable and accrued liabilities	$7,952	$8,194

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other Noncurrent Liabilities
     Other noncurrent liabilities consist of (millions):

	June 30, 2009	December 31, 2008

		(recast)
Noncurrent tax and interest reserves	$2,174	$2,106
Participations payable	947	1,384
Royalties and programming costs payable	1,184	1,145
Noncurrent pension and post retirement liabilities	853	829
Deferred compensation	525	552
Other noncurrent liabilities	789	785

Total other noncurrent liabilities	$6,472	$6,801

Accounts Receivable and Receivables Securitized
     Accounts receivable and receivables securitized consist of (millions):

	June 30, 2009	December 31, 2008

		(recast)
Securitized trade receivables	$1,546	$1,984
Receivables sold to third parties	(744)	(805)

Retained interests in securitizations	802	1,179
Receivables not subject to securitizations	5,855	6,754

Receivables, including retained interest in securitizations	6,657	7,933
Allowances	(1,810)	(2,269)

Current receivables, including retained interests in securitizations, net	4,847	5,664
Noncurrent receivables (included in other assets)	950	983

Total receivables	$5,797	$6,647

     Revenues (and related receivables) from the distribution of television product are recognized when the film or series is made available to customers for exploitation. In certain circumstances, the availability dates granted to the customers may precede the date the Company, pursuant to the terms of the applicable contractual arrangements, may bill the customers for these sales. Unbilled accounts receivable, which primarily relate to the aforementioned distribution of television product, totaled $2.334 billion and $2.428 billion at June 30, 2009 and December 31, 2008, respectively. Included in the unbilled accounts receivable at June 30, 2009 was $1.538 billion to be billed in the next twelve months.

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

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
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

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Balance Sheet
June 30, 2009
(Unaudited)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(millions)
ASSETS
Current assets
Cash and equivalents	$6,051	$86	$872	$-	$7,009
Receivables, net	27	678	4,142	-	4,847
Inventories	-	541	1,299	-	1,840
Deferred income taxes	802	642	643	(1,285)	802
Prepaid expenses and other current assets	107	93	545	-	745

Total current assets	6,987	2,040	7,501	(1,285)	15,243
Noncurrent inventories and film costs	-	1,767	3,452	(111)	5,108
Investments in amounts due to and from consolidated subsidiaries	43,734	20,942	11,209	(75,885)	-
Investments, including available-for-sale securities	63	367	1,242	(495)	1,177
Property, plant and equipment	387	480	3,872	-	4,739
Intangible assets subject to amortization, net	-	1	3,593	-	3,594
Intangible assets not subject to amortization	-	2,009	5,723	-	7,732
Goodwill	-	9,879	22,185	-	32,064
Other assets	178	104	981	-	1,263

Total assets	$51,349	$37,589	$59,758	$(77,776)	$70,920

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$624	$1,197	$6,286	$(155)	$7,952
Deferred revenue	-	11	935	(13)	933
Debt due within one year	2,000	13	74	-	2,087
Current liabilities of discontinued operations	-	-	2	-	2

Total current liabilities	2,624	1,221	7,297	(168)	10,974
Long-term debt	9,977	5,341	93	-	15,411
Due (to) from affiliates	(890)	-	890	-	-
Deferred income taxes	1,251	2,820	2,618	(5,438)	1,251
Deferred revenue	-	-	374	(107)	267
Other noncurrent liabilities	2,202	2,317	4,170	(2,217)	6,472
Equity
Due (to) from Time Warner and subsidiaries	-	(17,239)	(3,707)	20,946	-
Other shareholders’ equity	36,185	43,129	47,519	(90,648)	36,185

Total Time Warner Inc. shareholders’ equity	36,185	25,890	43,812	(69,702)	36,185
Noncontrolling interests	-	-	504	(144)	360

Total equity	36,185	25,890	44,316	(69,846)	36,545

Total liabilities and equity	$51,349	$37,589	$59,758	$(77,776)	$70,920

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Balance Sheet
December 31, 2008
(Unaudited)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(recast, millions)
ASSETS
Current assets
Cash and equivalents	$469	$103	$661	$-	$1,233
Receivables, net	67	675	4,922	-	5,664
Inventories	-	548	1,294	-	1,842
Deferred income taxes	624	464	465	(929)	624
Prepaid expenses and other current assets	217	107	448	-	772
Current assets of discontinued operations	-	-	6,480	-	6,480

Total current assets	1,377	1,897	14,270	(929)	16,615
Noncurrent inventories and film costs	-	1,737	3,726	(124)	5,339
Investments in amounts due to and from consolidated subsidiaries	59,525	38,198	11,178	(108,901)	-
Investments, including available-for-sale securities	68	382	1,047	(461)	1,036
Property, plant and equipment	406	499	3,991	-	4,896
Intangible assets subject to amortization, net	-	2	3,562	-	3,564
Intangible assets not subject to amortization	-	2,009	5,719	-	7,728
Goodwill	-	9,879	22,549	-	32,428
Other assets	104	101	1,015	-	1,220
Noncurrent assets of discontinued operations	-	-	41,231	-	41,231

Total assets	$61,480	$54,704	$108,288	$(110,415)	$114,057

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$463	$1,030	$6,789	$(88)	$8,194
Deferred revenue	-	8	1,020	(16)	1,012
Debt due within one year	2,000	12	54	-	2,066
Current liabilities of discontinued operations	-	-	2,865	-	2,865

Total current liabilities	2,463	1,050	10,728	(104)	14,137
Long-term debt	14,466	5,350	73	-	19,889
Due (to) from affiliates	(847)	-	847	-	-
Deferred income taxes	974	2,795	2,616	(5,411)	974
Deferred revenue	-	-	379	(113)	266
Other noncurrent liabilities	2,136	2,330	4,504	(2,169)	6,801
Noncurrent liabilities of discontinued operations	-	-	26,320	-	26,320
Equity
Due (to) from Time Warner and subsidiaries	-	(15,308)	(30,627)	45,935	-
Other shareholders’ equity	42,288	58,487	89,927	(148,414)	42,288

Total Time Warner Inc. shareholders’ equity	42,288	43,179	59,300	(102,479)	42,288
Noncontrolling interests	-	-	3,521	(139)	3,382

Total equity	42,288	43,179	62,821	(102,618)	45,670

Total liabilities and equity	$61,480	$54,704	$108,288	$(110,415)	$114,057

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Three Months Ended June 30, 2009
(Unaudited)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(millions)

Revenues	$-	$1,282	$5,570	$(43)	$6,809

Costs of revenues	-	(612)	(3,271)	42	(3,841)
Selling, general and administrative	(82)	(214)	(1,303)	1	(1,598)
Amortization of intangible assets	-	-	(112)	-	(112)
Restructuring costs	-	-	(42)	-	(42)
Loss on sale of assets	-	-	(33)	-	(33)

Operating income (loss)	(82)	456	809	-	1,183
Equity in pretax income of consolidated subsidiaries	1,192	634	306	(2,132)	-
Interest expense, net	(183)	(106)	(6)	-	(295)
Other income (loss), net	(20)	-	68	(29)	19

Income from continuing operations before income taxes	907	984	1,177	(2,161)	907
Income tax provision	(377)	(415)	(484)	899	(377)

Income from continuing operations	530	569	693	(1,262)	530
Discontinued operations, net of tax	-	-	-	-	-

Net income	530	569	693	(1,262)	530
Less Net income attributable to noncontrolling interests	(11)	(7)	(19)	26	(11)

Net income attributable to Time Warner Inc. shareholders	$519	$562	$674	$(1,236)	$519

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Three Months Ended June 30, 2008
(Unaudited)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(recast, millions)

Revenues	$-	$1,228	$6,339	$(98)	$7,469

Costs of revenues	-	(603)	(3,836)	97	(4,342)
Selling, general and administrative	(84)	(198)	(1,486)	1	(1,767)
Amortization of intangible assets	-	(2)	(127)	-	(129)
Restructuring costs	(1)	-	(5)	-	(6)
Asset impairments	-	-	(18)	-	(18)

Operating income (loss)	(85)	425	867	-	1,207
Equity in pretax income of consolidated subsidiaries	1,190	728	350	(2,268)	-
Interest expense, net	(243)	(216)	128	-	(331)
Other income (loss), net	23	3	7	(24)	9

Income from continuing operations before income taxes	885	940	1,352	(2,292)	885
Income tax provision	(315)	(334)	(503)	837	(315)

Income from continuing operations	570	606	849	(1,455)	570
Discontinued operations, net of tax	273	271	269	(540)	273

Net income	843	877	1,118	(1,995)	843
Less Net income attributable to noncontrolling interests	(51)	(45)	(40)	85	(51)

Net income attributable to Time Warner Inc. shareholders	$792	$832	$1,078	$(1,910)	$792

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Six Months Ended June 30, 2009
(Unaudited)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(millions)

Revenues	$-	$2,555	$11,317	$(118)	$13,754

Costs of revenues	-	(1,220)	(6,618)	117	(7,721)
Selling, general and administrative	(173)	(413)	(2,665)	1	(3,250)
Amortization of intangible assets	-	-	(233)	-	(233)
Restructuring costs	-	-	(136)	-	(136)
Loss on sale of assets	-	-	(33)	-	(33)

Operating income (loss)	(173)	922	1,632	-	2,381
Equity in pretax income of consolidated subsidiaries	2,350	1,272	616	(4,238)	-
Interest expense, net	(386)	(213)	(8)	-	(607)
Other income (loss), net	(37)	2	73	(58)	(20)

Income from continuing operations before income taxes	1,754	1,983	2,313	(4,296)	1,754
Income tax provision	(665)	(762)	(879)	1,641	(665)

Income from continuing operations	1,089	1,221	1,434	(2,655)	1,089
Discontinued operations, net of tax	131	180	180	(360)	131

Net income	1,220	1,401	1,614	(3,015)	1,220
Less Net income attributable to noncontrolling interests	(40)	(27)	(56)	83	(40)

Net income attributable to Time Warner Inc. shareholders	$1,180	$1,374	$1,558	$(2,932)	$1,180

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Six Months Ended June 30, 2008
(Unaudited)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(recast, millions)

Revenues	$-	$2,465	$12,658	$(184)	$14,939

Costs of revenues	-	(1,242)	(7,450)	183	(8,509)
Selling, general and administrative	(184)	(396)	(2,920)	1	(3,499)
Amortization of intangible assets	-	(2)	(245)	-	(247)
Restructuring costs	(7)	-	(141)	-	(148)
Asset impairments	-	-	(18)	-	(18)

Operating income (loss)	(191)	825	1,884	-	2,518
Equity in pretax income of consolidated subsidiaries	2,459	1,558	682	(4,699)	-
Interest expense, net	(505)	(481)	308	-	(678)
Other income (loss), net	27	(1)	(28)	(48)	(50)

Income from continuing operations before income taxes	1,790	1,901	2,846	(4,747)	1,790
Income tax provision	(660)	(688)	(1,082)	1,770	(660)

Income from continuing operations	1,130	1,213	1,764	(2,977)	1,130
Discontinued operations, net of tax	535	534	528	(1,062)	535

Net income	1,665	1,747	2,292	(4,039)	1,665
Less Net income attributable to noncontrolling interests	(102)	(85)	(111)	196	(102)

Net income attributable to Time Warner Inc. shareholders	$1,563	$1,662	$2,181	$(3,843)	$1,563

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Cash Flows
For The Six Months Ended June 30, 2009
(Unaudited)

	Parent	Guarantor	Non-Guarantor		Time Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(millions)

OPERATIONS
Net income	$1,220	$1,401	$1,614	$(3,015)	$1,220
Less Discontinued operations, net of tax	131	180	180	(360)	131

Net income from continuing operations	1,089	1,221	1,434	(2,655)	1,089
Adjustments for noncash and nonoperating items:
Depreciation and amortization	19	62	627	-	708
Amortization of film and television costs	-	957	2,285	-	3,242
Gain (loss) on investments and other assets, net	7	1	(10)	-	(2)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(2,350)	(1,272)	(616)	4,238	-
Equity in losses of investee companies, net of cash distributions	-	(4)	36	-	32
Equity-based compensation	20	25	65	-	110
Deferred income taxes	(42)	(90)	(83)	173	(42)
Changes in operating assets and liabilities, net of acquisitions	159	(154)	(1,255)	(1,759)	(3,009)
Intercompany	-	650	(650)	-	-

Cash provided (used) by operations from continuing operations	(1,098)	1,396	1,833	(3)	2,128

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	-	-	-	(2)
Investments and acquisitions, net of cash acquired	(56)	15	(312)	-	(353)
Capital expenditures and product development costs	(17)	(43)	(240)	-	(300)
Investment proceeds from available-for-sale securities	2	-	47	-	49
Proceeds from the Special Dividend paid by Time Warner Cable Inc.	9,253	-	-	-	9,253
Advances to parent and consolidated subsidiaries	2,611	524	-	(3,135)	-
Other investment proceeds	54	31	142	-	227

Cash provided (used) by investing activities from continuing operations	11,845	527	(363)	(3,135)	8,874

FINANCING ACTIVITIES
Borrowings	3,493	-	27	-	3,520
Debt repayments	(7,983)	-	(11)	-	(7,994)
Proceeds from exercise of stock options	6	-	-	-	6
Principal payments on capital leases	-	(7)	(18)	-	(25)
Repurchases of common stock	(170)	-	-	-	(170)
Dividends paid	(453)	-	-	-	(453)
Other financing activities	(58)	-	-	-	(58)
Change in due to/from parent and investment in segment	-	(1,933)	(1,205)	3,138	-

Cash provided (used) by financing activities from continuing operations	(5,165)	(1,940)	(1,207)	3,138	(5,174)

Cash provided (used) by continuing operations	5,582	(17)	263	-	5,828

Cash provided by operations from discontinued operations	-	-	532	-	532
Cash used by investing activities from discontinued operations	-	-	(622)	-	(622)
Cash used by financing activities from discontinued operations	-	-	(5,224)	-	(5,224)
Effect of change in cash and equivalents of discontinued operations	-	-	5,262	-	5,262

Cash used by discontinued operations	-	-	(52)	-	(52)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	5,582	(17)	211	-	5,776
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	469	103	661	-	1,233

CASH AND EQUIVALENTS AT END OF PERIOD	$6,051	$86	$872	$-	$7,009

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Cash Flows
For The Six Months Ended June 30, 2008
(Unaudited)

	Parent	Guarantor	Non-Guarantor		Time Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(recast, millions)

OPERATIONS
Net income	$1,665	$1,747	$2,292	$(4,039)	$1,665
Less Discontinued operations, net of tax	535	534	528	(1,062)	535

Net income from continuing operations	1,130	1,213	1,764	(2,977)	1,130
Adjustments for noncash and nonoperating items:
Depreciation and amortization	21	57	663	-	741
Amortization of film and television costs	-	955	2,004	-	2,959
Asset impairments	-	-	18	-	18
Gain (loss) on investments and other assets, net	(23)	1	26	-	4
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(2,459)	(1,558)	(682)	4,699	-
Equity in losses of investee companies, net of cash distributions	-	-	28	-	28
Equity-based compensation	27	26	67	-	120
Deferred income taxes	(23)	(182)	(174)	356	(23)
Changes in operating assets and liabilities, net of acquisitions	1,303	(729)	(1,062)	(2,078)	(2,566)
Intercompany	-	550	(550)	-	-

Cash provided (used) by operations from continuing operations	(24)	333	2,102	-	2,411

INVESTING ACTIVITIES
Investments in available-for-sale securities	(6)	-	(8)	-	(14)
Investments and acquisitions, net of cash acquired	(18)	(5)	(1,184)	-	(1,207)
Capital expenditures and product development costs	(3)	(51)	(287)	-	(341)
Investment proceeds from available-for-sale securities	9	-	5	-	14
Advances to parent and consolidated subsidiaries	486	1,703	893	(3,082)	-
Other investment proceeds	20	34	162	-	216

Cash provided (used) by investing activities from continuing operations	488	1,681	(419)	(3,082)	(1,332)

FINANCING ACTIVITIES
Borrowings	19,375	-	22	-	19,397
Debt repayments	(19,483)	(166)	(22)	-	(19,671)
Proceeds from exercise of stock options	73	-	-	-	73
Excess tax benefit on stock options	3	-	-	-	3
Principal payments on capital leases	-	-	(20)	-	(20)
Repurchases of common stock	(332)	-	-	-	(332)
Dividends paid	(450)	-	-	-	(450)
Other financing activities	(16)	-	-	-	(16)
Change in due to/from parent and investment in segment	-	(1,807)	(1,275)	3,082	-

Cash provided (used) by financing activities from continuing operations	(830)	(1,973)	(1,295)	3,082	(1,016)

Cash provided (used) by continuing operations	(366)	41	388	-	63

Cash provided by operations from discontinued operations	-	-	2,521	-	2,521
Cash used by investing activities from discontinued operations	-	-	(1,722)	-	(1,722)
Cash provided by financing activities from discontinued operations	-	-	2,807	-	2,807
Effect of change in cash and equivalents of discontinued operations	-	-	(3,617)	-	(3,617)

Cash used by discontinued operations	-	-	(11)	-	(11)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(366)	41	377	-	52
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	586	53	646	-	1,285

CASH AND EQUIVALENTS AT END OF PERIOD	$220	$94	$1,023	$-	$1,337

Part II. Other Information
Item 1. Legal Proceedings.
Other Matters
     Reference is made to the lawsuit filed by certain heirs of Jerome Siegel described on page 55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) and page 62 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “March 2009 Form 10-Q”). The first phase trial concluded on May 21, 2009, and on July 8, 2009, the court issued a decision in favor of the defendants on the issue of whether the terms of various license agreements between DC Comics and Warner Bros. Entertainment Inc. were at fair market value or constituted “sweetheart deals.” A second phase trial is scheduled to commence on December 1, 2009.
     Reference is made to the lawsuit filed by Hallissey et al. in the U.S. District Court for the Southern District of New York that was brought as a collective action under the Fair Labor Standards Act and as a class action under New York state law, which is described on page 55 of the 2008 Form 10-K. In February 2009, plaintiffs filed a motion, the briefing for which was completed in May 2009, to amend their complaint to add claims under the wage laws in 25 states, including state wage claims already filed in the related actions brought in New Jersey and Ohio. The court denied plaintiffs’ motion on July 17, 2009.
     Reference is made to the derivative suit filed by Thomas Dreiling described on page 56 of the 2008 Form 10-K and page 62 of the March 2009 Form 10-Q. Oral argument on the appeal before the U.S. Court of Appeals for the Ninth Circuit was held on May 7, 2009. The court’s decision is pending.
     Reference is made to the lawsuit filed by Ronald A. Katz Technology Licensing, L.P. (“Katz”) described on page 56 of the 2008 Form 10-K. While the Company has reported on this case in its previous periodic reports and still intends to defend against this lawsuit vigorously, following the separation of TWC from the Company in March 2009, the Company does not view the remaining claims brought by Katz against AOL to be material. As a result, the Company does not intend to include disclosure regarding this matter in its future periodic reports.
     Reference is made to the lawsuit filed by the trustees of the Tolkien Trust and the J.R.R. Tolkien 1967 Discretionary Settlement Trust, as well as HarperCollins Publishers, Ltd. and two related publishing entities described in page 57 of the 2008 Form 10-K. On November 3, 2008, Katja Motion Picture Corp. was dismissed from the case upon the consent of all parties. On May 1, 2009, New Line Cinema Corporation (“NLC Corp.”) filed a motion to vacate jury trial and a motion to bifurcate, both of which were denied by the court on June 2, 2009 (the latter with permission to re-file at a subsequent time). On July 2, 2009, NLC Corp. filed a motion for summary adjudication regarding plaintiffs’ purported termination rights. Trial is currently scheduled for October 2009.
     Reference is made to the lawsuit filed by Brantley et al. described on page 58 of the 2008 Form 10-K. On May 1, 2009, by stipulation of the parties, plaintiffs filed a third amended complaint (the “Third Amended Complaint”) and a related motion to adjudicate an element of plaintiffs’ claim. On June 12, 2009, all defendants opposed that motion and moved to dismiss the Third Amended Complaint. On the same date, the distributor defendants also filed a motion to dismiss for lack of standing.
     Reference is made to the lawsuit filed by David McDavid and certain related entities described on page 58 of the 2008 Form 10-K and page 62 of the March 2009 Form 10-Q. On June 15, 2009, Turner Broadcasting System, Inc. posted a $25 million letter of credit as security pending appeal.
Item 1A. Risk Factors.
     As discussed above, on May 28, 2009, Time Warner announced plans for the complete legal and structural separation of AOL from Time Warner (the “AOL Separation”). The AOL Separation is currently expected to be effected as a spin-off of AOL Holdings LLC, a wholly-owned subsidiary that will be converted to a corporation and renamed AOL Inc. prior to the spin-off. On July 27, 2009, AOL filed a registration statement on Form 10 with the Securities and Exchange Commission to register shares of AOL Inc. common stock to be distributed in the AOL Separation. The AOL Separation is expected to be completed around the end of the year. The following Risk Factors have been included as a result of these events and should be read in conjunction with the Risk Factors set forth in Item 1A, “Risk Factors,” in the 2008 Form 10-K.
Risks Relating to the AOL Separation
     The Company may not achieve some or all of the benefits that it expects from the AOL Separation. Time Warner believes that the AOL Separation will result in several benefits to the Company, including, among other things, providing Time Warner with greater strategic and operational flexibility, including enabling Time Warner to better focus its financial and operational resources on its other, content-based businesses and allowing Time Warner’s management to design and implement corporate strategies and policies that are based on the characteristics of its other businesses. The Company cannot predict with certainty when these benefits will occur or the extent to which they actually will be achieved, if at all. Furthermore, even if some or all of these benefits are achieved, they may not result in the creation of value for Time Warner stockholders.
     The AOL Separation could result in significant tax liability to Time Warner shareholders. The AOL Separation is conditioned on the receipt by Time Warner of an opinion of counsel confirming that the AOL Separation should not result in the recognition, for U.S. Federal income tax purposes, of gain or loss to Time Warner or its shareholders, except to the extent of cash received in lieu of fractional shares. Time Warner can waive receipt of the tax opinion as a condition to the AOL Separation. The opinion will be based on, among other things, certain assumptions and representations made by Time Warner and AOL, which if incorrect or inaccurate in any material respect would jeopardize the conclusions reached by counsel in its opinion. The opinion will not be binding on the Internal Revenue Service (“IRS”) or the courts. Notwithstanding receipt by Time Warner of the opinion of counsel, the IRS could determine that the AOL Separation should be treated as a taxable transaction if it disagrees with the conclusions in the opinion.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
     The following table provides information about purchases by the Company during the quarter ended June 30, 2009 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(1)	Paid Per Share(2)	Programs(3)	Plans or Programs(4)
April 1, 2009 – April 30, 2009	0	N/A	0	$2,202,463,464
May 1, 2009 – May 31, 2009	0	N/A	0	$2,202,463,464
June 1, 2009 – June 30, 2009	7,910,100	$25.24	7,910,100	$2,002,815,693

Total	7,910,100	$25.24	7,910,100

(1)
The total number of shares purchased includes (a) shares of Common Stock purchased by the Company under the Stock Repurchase Program described in footnote 3 below, and (b) shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date. No awards of restricted stock vested in the months of April, May and June. Consequently, the Company did not purchase any shares of Common Stock in connection with the vesting of such awards during these months.

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
Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Stockholders of the Company was held on May 28, 2009 (the “2009 Annual Meeting”). The following matters were voted on at the 2009 Annual Meeting:
(i)	The following individuals were elected directors of the Company for terms expiring in 2010:

				Broker
	Votes for	Votes against	Abstentions	Non-Votes
James L. Barksdale	1,051,790,963	18,913,065	5,564,319	0
Jeffrey L. Bewkes	1,052,632,026	18,055,931	5,580,390	0
Stephen F. Bollenbach	1,051,805,667	18,551,444	5,911,236	0
Frank J. Caufield	879,966,813	190,193,704	6,107,830	0
Robert C. Clark	962,058,010	108,229,906	5,980,431	0
Mathias Döpfner	847,227,809	223,130,202	5,910,336	0
Jessica P. Einhorn	1,053,924,964	16,244,577	6,098,806	0
Michael A. Miles	800,353,015	270,045,864	5,869,468	0
Kenneth J. Novack	988,096,820	82,514,601	5,656,926	0
Deborah C. Wright	846,000,738	224,605,769	5,661,840	0

(ii) Ratification of appointment of Ernst & Young LLP as independent auditors of the Company:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
1,059,441,939	15,311,880	1,514,528	0

(iii) Approval of Company proposal regarding approval of the Time Warner Inc. Annual Incentive Plan for Executive Officers:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
1,011,475,348	60,796,436	3,996,563	0

(iv) Stockholder proposal regarding cumulative voting:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
376,341,266	576,131,389	2,176,022	121,619,670

(v) Approval of stockholder proposal regarding special stockholder meetings:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
531,715,352	420,961,866	1,971,459	121,619,670

(vi) Stockholder proposal regarding advisory resolution to ratify compensation of named executive officers:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
429,616,441	498,848,035	26,184,201	121,619,670
Item 5. Other Information.
      On July 23, 2009, the Company’s Board of Directors (the “Board”) elected William P. Barr as a director of the Company, effective July 23, 2009. Mr. Barr served as the Attorney General of the United States from 1991 to 1993 and as Executive Vice President and General Counsel of Verizon Communications Inc. from 2000 through 2008. After retiring from Verizon at the end of 2008, Mr. Barr served as Of Counsel at the law firm Kirkland & Ellis LLP from January to mid-July 2009.
      Mr. Barr was elected to a newly-created position on the Board, bringing the total number of directors of the Company to 11. Mr. Barr has not yet been appointed to serve on any committees of the Board.
      Effective on July 23, 2009, Mr. Barr became eligible to participate in the Time Warner Inc. 1999 Stock Plan, the Time Warner Inc. 2006 Stock Incentive Plan and the Time Warner Inc. Non-Employee Directors’ Deferred Compensation Plan, which are described under the captions “Compensation — Director Compensation” and/or “Compensation — Equity Compensation Plan Information” in the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 8, 2009. Following Mr. Barr’s election to the Board, he received a cash retainer of $84,660 (representing a pro-rated portion of the $100,000 annual cash retainer for non-employee directors for the period until the 2010 annual meeting of stockholders) and an award of stock options to purchase 3,588 shares of Time Warner common stock from the Time Warner Inc. 1999 Stock Plan.
Item 6. Exhibits.
     The exhibits listed on the accompanying Exhibit Index are submitted with or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

TIME WARNER INC.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER INC.
(Registrant)

Date: July 29, 2009

/s/ John K. Martin, Jr.
John K. Martin, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

10.1	Time Warner Inc. Annual Incentive Plan for Executive Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 28, 2009).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. †

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on July 29, 2009, formatted in eXtensible Business Reporting Language:
(i) Consolidated Balance Sheet at June 30, 2009 and December 31, 2008, (ii) Consolidated Statement of Operations for the three and six months ended June 30, 2009 and 2008, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008, (iv) Consolidated Statement of Equity for the six months ended June 30, 2009 and 2008, (v) Notes to Consolidated Financial Statements (tagged as blocks of text) and (vi) Supplementary Information — Condensed Consolidating Financial Statements (tagged as a block of text). †

†
This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.