Form 10-Q
period 2009-09-30
TIME WARNER INC.
filed 2009-11-04
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2009 or

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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares Outstanding
Description of Class	as of October 27, 2009
Common Stock — $.01 par value	1,167,577,951

TIME WARNER INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page
PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Results of Operations and Financial Condition	1
Item 4. Controls and Procedures	33
Consolidated Balance Sheet at September 30, 2009 and December 31, 2008	34
Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2009 and 2008	35
Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	36
Consolidated Statement of Equity for the Nine Months Ended September 30, 2009 and 2008	37
Notes to Consolidated Financial Statements	38
Supplementary Information	70

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	80
Item 1A. Risk Factors	80
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	81
Item 5. Other Information	81
Item 6. Exhibits	82
EX-10.1 FORM OF NON-QUALIFIED STOCK OPTION AGREEMENT, DIRECTORS VERSION
EX-10.2 FORM OF NOTICE OF GRANT OF STOCK OPTIONS TO NON-EMPLOYEE DIRECTOR
EX-31.1 SECTION 302 CERTIFICATION OF THE PEO
EX-31.2 SECTION 302 CERTIFICATION OF THE PFO
EX-32 SECTION 906 CERTIFICATION OF THE PEO AND PFO
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

•
Results of operations.   This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2009. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that affect the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2009 and cash flows for the nine months ended September 30, 2009.

•
Caution concerning forward-looking statements.   This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), as well as Item 1A, “Risk Factors,” in Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “June 2009 Form 10-Q”), for a discussion of the risk factors applicable to the Company.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
OVERVIEW
     Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, TNT, CNN, AOL, People, Sports Illustrated and Time. The Company produces and distributes films through Warner Bros. and New Line Cinema, including Harry Potter and the Half-Blood Prince, The Hangover, The Dark Knight and Gran Torino, as well as television series, including Two and a Half Men, The Mentalist, The Big Bang Theory, Gossip Girl and The Closer. During the nine months ended September 30, 2009, the Company generated revenues of $20.889 billion (down 7% from $22.518 billion in 2008), Operating Income of $3.769 billion (down 7% from $4.066 billion in 2008), Net Income of $1.841 billion (down 30% from $2.630 billion in 2008) and Cash Provided by Operations from Continuing Operations of $3.482 billion (down 18% from $4.246 billion in 2008).
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
     On May 28, 2009, Time Warner announced that its Board of Directors has authorized management to proceed with plans for the complete legal and structural separation of AOL LLC from Time Warner, which is expected to occur in the fourth quarter of 2009. Refer to “Recent Developments” for more information.
Impact of the Current Economic Environment
     The current global economic recession has reduced the Company’s visibility into long-term business trends and has adversely affected its businesses during the first nine months of 2009 and is currently expected to continue to adversely affect them during the remainder of 2009. For example, during the nine months ended September 30, 2009, the Company’s Advertising revenues declined 14% compared to the similar period in the prior year. The Company currently expects Advertising revenues to continue to decline during the remainder of 2009 as compared to the similar period in 2008, although the rate of decline for the remainder of 2009 is expected to moderate in comparison to that experienced during the first nine months of 2009. Additionally, the current economic environment is adversely affecting the Company’s Content revenues due to, among other things, reduced consumer spending on DVDs.
     The significant losses in the market value of the Company’s pension plan assets in 2008 have resulted in an increase in pension expense of approximately $42 million and $113 million, respectively, for the three and nine months ended September 30, 2009 and are expected to result in an approximately $150 million increase in pension expense for the full year of 2009. Additionally, the strengthening of the U.S. dollar relative to significant foreign currencies to which the Company is exposed has negatively affected the Company’s revenues and Operating Income by approximately $130 million and $70 million, respectively, for the three months ended September 30, 2009 and approximately $570 million and $170 million, respectively, for the nine months ended September 30, 2009. If exchange rates remain at levels similar to those at September 30, 2009, the Company does not expect they will have a significant impact on revenues or Operating Income during the remainder of 2009 compared to the similar period in 2008.
     The Company continues to have strong liquidity to meet its needs for the foreseeable future. At September 30, 2009, the Company had $14.029 billion of unused committed capacity, including cash and equivalents and credit facilities containing commitments from a geographically diverse group of major financial institutions. See “Financial Condition and Liquidity” for further details regarding the Company’s total committed borrowing capacity.

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
     Networks. Time Warner’s Networks segment is comprised of Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“HBO”). For the nine months ended September 30, 2009, the Networks segment generated revenues of $8.645 billion (41% of the Company’s overall revenues), $3.089 billion in Operating Income before Depreciation and Amortization and $2.773 billion in Operating Income.
     The Turner networks — including such recognized brands as TNT, TBS, CNN, Cartoon Network, truTV and HLN (formerly CNN Headline News) — are among the leaders in advertising-supported cable TV networks. For seven consecutive years, more primetime households have watched advertising-supported cable TV networks than the national broadcast networks. The Turner networks generate revenues principally from the receipt of monthly subscriber fees paid by cable system operators, satellite distribution services, telephone companies and other distributors and from the sale of advertising. Key contributors to Turner’s success are its continued investments in high-quality programming focused on sports, original and syndicated series, news, network movie premieres and animation leading to strong ratings and revenue growth, as well as strong brands and operating efficiencies. For the remainder of 2009, the Company anticipates that the difficult economic environment and the absence of advertising revenues associated with the 2008 election coverage will adversely affect Advertising revenues at Turner compared to the similar period in 2008.
     HBO operates the HBO and Cinemax multichannel premium pay television programming services, with the HBO service ranking as the nation’s most widely distributed premium pay television service. HBO generates revenues principally from monthly subscriber fees from cable system operators, satellite distribution services, telephone companies and other distributors. An additional source of revenues is the sale of its original programming, including Sex and the City, True Blood, Entourage, The Sopranos and Rome.
     The Company’s Networks segment has recently focused on international expansion, including Turner’s fourth quarter 2007 acquisition of seven pay networks operating principally in Latin America and HBO’s acquisitions of additional equity interests in HBO Asia and HBO South Asia during the fourth quarter of 2007 and first quarter of 2008, as well as the acquisition of an additional equity interest in the HBO Latin America Group, consisting of HBO Brasil, HBO Olé and HBO Latin America Production Services (collectively, “HBO LAG”), during the fourth quarter of 2008. In addition, during the three months ended September 30, 2009, Turner acquired Japan Image Communications Co., Ltd. (“JIC”), a Japanese pay television business. HBO LAG and JIC contributed revenues and Operating Income before Depreciation and Amortization of $265 million and $69 million, respectively, for the nine months ended September 30, 2009. In addition, during 2008 and the first nine months of 2009, Turner expanded its presence in Turkey, Germany and Korea. The Company anticipates that international expansion will continue to be an area of focus at the Networks segment for the foreseeable future.
     Filmed Entertainment.   Time Warner’s Filmed Entertainment segment is comprised of Warner Bros. Entertainment Group (“Warner Bros.”), one of the world’s leading studios, and New Line Cinema Corporation (“New Line”). For the nine months ended September 30, 2009, the Filmed Entertainment segment generated revenues of $7.746 billion (35% of the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Company’s overall revenues), $923 million in Operating Income before Depreciation and Amortization and $648 million in Operating Income.
     The Filmed Entertainment segment has diversified sources of revenues within its film and television businesses, including an extensive film library and a global distribution infrastructure, which have helped it to deliver consistent long-term operating performance. To increase operational efficiencies and maximize performance within the Filmed Entertainment segment, in 2008 the Company reorganized the New Line business to be operated as a unit of Warner Bros. while maintaining separate development, production and other operations, and the Company incurred restructuring charges primarily related to involuntary employee terminations in connection with the reorganization. Beginning in the first quarter of 2009, Warner Bros. commenced a significant restructuring, primarily consisting of headcount reductions and the outsourcing of certain functions to an external service provider. As a result of these restructurings, the Filmed Entertainment segment incurred restructuring charges of $17 million and $85 million for the three and nine months ended September 30, 2009, respectively, and expects to incur additional restructuring charges of approximately $10 million in the fourth quarter of 2009.
     Warner Bros. continues to be an industry leader in the television business. During the 2009-2010 broadcast season, Warner Bros. expects to produce more than 25 primetime series, with at least one series airing on each of the five broadcast networks (including Two and a Half Men, The Mentalist, The Big Bang Theory, Gossip Girl and Smallville), as well as original series for several cable networks (including The Closer and Nip/Tuck).
     The sale of DVDs has been one of the largest drivers of the segment’s profit over the last several years. The industry and the Company experienced a decline in DVD sales in 2008 and the first nine months of 2009 as growing consumer interest in high definition Blu-ray DVDs and the effect of increased electronic delivery only partially offset softening consumer demand for standard definition DVDs. Also contributing to the overall decline in DVD sales are several factors, including the general economic downturn in the U.S. and many regions around the world, increasing competition for consumer discretionary time and spending, piracy and the maturation of the standard definition DVD format.
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
     Publishing.   Time Warner’s Publishing segment consists principally of magazine publishing and related websites as well as a number of direct-marketing businesses. For the nine months ended September 30, 2009, the Publishing segment generated revenues of $2.635 billion (12% of the Company’s overall revenues), $295 million in Operating Income before Depreciation and Amortization and $167 million in Operating Income. In an ongoing effort to continue to streamline the Publishing segment’s operations, the Company expects to incur up to $100 million of restructuring costs primarily related to severance costs in the fourth quarter of 2009.
     As of September 30, 2009, Time Inc. published 22 magazines in the U.S., including People, Sports Illustrated, Time, InStyle, Real Simple, Southern Living and Fortune, and over 90 magazines outside the U.S., primarily through IPC Media (“IPC”) in the U.K. and Grupo Editorial Expansión (“GEE”) in Mexico. The Publishing segment generates revenues primarily from advertising (including advertising on digital properties), magazine subscriptions and newsstand sales. Time Inc. also owns the magazine subscription marketer, Synapse Group, Inc. (“Synapse”), and the school and youth group fundraising company, QSP, Inc. and its Canadian affiliate, Quality Service Programs Inc. (collectively, “QSP”). Advertising sales at the Publishing segment, particularly print advertising sales, continue to be significantly adversely affected by the current economic environment as evidenced by their continuing decline during the first nine months of 2009. Online advertising sales at the Publishing segment have also been adversely affected by the current economic environment, although, on a percentage basis, to a lesser degree than print advertising sales. Time Inc. continues to develop digital content, including the relaunch of RealSimple.com and the expansion of People.com and Time.com, as well as the expansion of digital properties owned by IPC and GEE. Online Advertising revenues were 11% and 12%, respectively, of Time Inc.’s total Advertising revenues for the three and nine months ended September 30, 2009 compared to 11% and 10%,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
respectively, for the three and nine months ended September 30, 2008. On July 16, 2009, Time Inc. completed the sale of its direct-selling division, Southern Living At Home, which sells home decor products through independent consultants at parties hosted in people’s homes throughout the U.S.
     AOL.   AOL LLC (together with its subsidiaries, “AOL”) is a leading global web services company with an extensive suite of brands and offerings and a substantial worldwide audience. Its business spans online content, products and services that it offers to consumers, publishers and advertisers. AOL is focused on attracting and engaging consumers and providing valuable online advertising services on both its owned and operated properties and third-party websites. As of September 2009, AOL has the largest advertising network in terms of online consumer reach in the U.S. For the nine months ended September 30, 2009, AOL generated revenues of $2.448 billion (12% of the Company’s overall revenues), $760 million in Operating Income before Depreciation and Amortization and $449 million in Operating Income.
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
     AOL’s strategy is to focus its resources on its core competitive strengths in web content production, local and mapping, communications and advertising networks while expanding the presence of its content, products and service offerings on multiple platforms and digital devices. AOL also aims to reorient its culture and reinvigorate the AOL brand by prioritizing the consumer experience and making greater use of data-driven insights. AOL aims to encourage innovation through the entrepreneurial environment of AOL Ventures.

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

•
Third Party Network.   AOL also generates Advertising revenues through the sale of advertising on third-party websites and on digital devices, which are referred to as the “Third Party Network,” and AOL markets these advertising offerings to publishers under the brand “Advertising.com.” AOL’s mission is to provide an open and transparent advertising system that is easy-to-use and offers its publishers and advertisers unique and valuable insights. AOL seeks to significantly increase the number of publishers and advertisers utilizing the network.

     AOL markets its advertising offerings to advertisers on both AOL Media and the Third Party Network under the brand “AOL Advertising.”
     During the first nine months of 2009, AOL’s Advertising revenues were negatively affected by weak global economic conditions, which contributed to lower advertising demand, and which the Company anticipates may continue to negatively affect AOL’s Advertising revenues in the fourth quarter of 2009.
     Google Inc. (“Google”) is, except in limited circumstances, the exclusive web search provider for AOL Media. In connection with these search services, Google provides AOL with a share of the revenues generated through paid text-based search advertising on AOL Media. For the nine months ended September 30, 2009, Advertising revenues associated with the Google relationship (substantially all of which were generated on AOL Media) were $422 million. In addition, AOL sells search-based keyword advertising directly to advertisers on AOL Media through the use of a white-labeled, modified version of Google’s advertising platform, for which AOL provides a share of the revenues generated through such sales to Google. Domestically, AOL has agreed, except in certain limited circumstances, to use Google’s search services on an exclusive basis through December 19, 2010. Upon expiration of this agreement, AOL expects to continue to generate Advertising revenues by providing paid-search advertising on AOL Media, either through the continuation of its relationship with Google or an agreement with another search provider.
     AOL views its subscription access service, which is offered to consumers in the U.S. for a monthly fee, as a valuable distribution channel for AOL Media. In general, subscribers to the subscription access service are among the most engaged consumers on AOL Media. However, the domestic AOL-brand access subscriber base has been declining, which has had an adverse impact on AOL’s Subscription revenues. AOL’s domestic AOL-brand access subscribers declined 1.5 million and 1.9 million for the nine months ended September 30, 2009 and 2008, respectively. The continued decline in subscribers is the result of several factors, including the increased availability of high-speed broadband Internet connections, the fact that a significant amount of online content, products and services has been optimized for use with Internet broadband connections and the effects of AOL’s strategic shift announced in 2006, which resulted in significantly reduced marketing efforts for its subscription access service, and the free availability of the majority of its content, products and services. AOL expects the net number of domestic AOL-brand access subscribers to continue to decline. Accordingly, because Advertising revenues associated with AOL Media in large part are generated from the activity (including search queries) of current and former AOL subscribers, as AOL’s subscriber base declines, AOL needs to maintain the engagement of former subscribers similar to historical levels and increase the number and engagement of other consumers on AOL Media. AOL seeks to do

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
this by continuing to develop and offer engaging content, products and services and continuing to transition those access service subscribers who are terminating their paid access subscriptions to free AOL Media offerings.
     During the first nine months of 2009, in an effort to better align its cost structure with its revenues, AOL undertook various restructuring activities. As a result, for the three and nine months ended September 30, 2009, AOL incurred restructuring charges of $10 million and $83 million, respectively, primarily related to involuntary employee terminations and facility closures. AOL currently expects to incur up to $20 million of additional restructuring charges through the consummation of the AOL Separation (as defined below), which is anticipated to occur in the fourth quarter of 2009. Shortly after the AOL Separation, AOL anticipates undertaking significant additional restructuring activities to more effectively align its organizational structure and costs with its strategy.
Recent Developments
HBO Central Europe Acquisition
     On October 14, 2009, HBO entered into an agreement to purchase its partners’ interests in the HBO Central Europe (“HBO CE”) joint venture for approximately $160 million in cash. HBO CE operates the HBO and Cinemax premium pay television programming services serving 11 territories in Central Europe. The closing of the transaction is subject to customary closing conditions, including the receipt of regulatory approvals, and is expected to occur in the first quarter of 2010. HBO currently owns a 33 1/3% interest in HBO CE, and upon closing, this transaction will result in HBO owning 100% of the interests of HBO CE. See Note 2 to the accompanying consolidated financial statements.
AOL Separation from Time Warner
     As noted above, on May 28, 2009, Time Warner announced that its Board of Directors has authorized management to proceed with plans for the complete legal and structural separation of AOL from Time Warner (the “AOL Separation”). The AOL Separation is currently expected to be effected as a spin-off of AOL Holdings LLC, a wholly-owned subsidiary that has been converted to a corporation and renamed AOL Inc. In the AOL Separation, Time Warner

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
will distribute all of its AOL Inc. common stock to Time Warner shareholders, and AOL will become an independent, publicly traded company.
     On July 8, 2009, the Company repurchased Google’s 5% interest in AOL for $283 million in cash, which amount included a payment in respect of Google’s pro rata share of cash distributions to Time Warner by AOL attributable to the period of Google’s investment in AOL. After repurchasing this stake, Time Warner currently owns 100% of AOL.
     The AOL Separation is contingent on the satisfaction or waiver of a number of conditions, including the effectiveness of a registration statement on Form 10 that AOL filed with the Securities and Exchange Commission (the “SEC”) on July 27, 2009 in connection with the transaction. Time Warner expects to complete the AOL Separation in the fourth quarter of 2009. See Note 2 to the accompanying consolidated financial statements.
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
     At the time of closing, Tim Armstrong, AOL’s Chairman and Chief Executive Officer, held, indirectly through Polar Capital Group, LLC (“Polar Capital”) (a private investment company which he founded), economic interests in Patch that entitled him to receive approximately 75% of the transaction consideration. Mr. Armstrong’s original investment in Patch, made in December 2007 through Polar Capital, was approximately $4.5 million. In connection with the transaction, Mr. Armstrong, through Polar Capital, waived his right to receive any transaction consideration in excess of his original $4.5 million investment, opting to accept only the return of his initial investment. In addition, Mr. Armstrong elected to return the $4.5 million (approximately $450,000 of which is being held in the indemnity escrow account for a year) that he was entitled to receive in connection with the transaction to AOL, to be held by AOL until after the AOL Separation. As soon as legally permissible, following the AOL Separation, AOL will cause to be issued to Polar Capital an amount of AOL Inc. common stock equivalent to $4.5 million (less any amounts held in the indemnity escrow account) based on an average of the high and low market prices on the relevant trading day. The issuance of shares of AOL Inc. common stock to Polar Capital will be exempt from registration under Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering. The payment to Polar Capital of the $4.5 million of consideration is not contingent on the continued employment of Mr. Armstrong with AOL.
     An appraisal of the value of the business was performed by an independent financial advisory firm to determine that the consideration paid by AOL was within a reasonable range of the fair value of Patch. The Patch acquisition did not significantly affect the Company’s consolidated financial results for the three and nine months ended September 30, 2009. See Note 2 to the accompanying consolidated financial statements.
Common Stock Repurchase Program
     On July 26, 2007, Time Warner’s Board of Directors authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through November 2, 2009 the Company repurchased approximately 83 million shares of common stock for approximately $3.7 billion, pursuant to trading programs under Rule 10b5-1 of the Exchange Act. This number included approximately 32 million shares of common stock purchased for approximately $878 million in 2009 (Note 6).
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
CME Investment
     On May 18, 2009, the Company completed an investment in Central European Media Enterprises Ltd. (“CME”), in which the Company received a 31% economic interest and a 38% voting interest, for $244 million in cash. CME is a broadcasting company operating leading networks in seven Central and Eastern European countries. In connection with its investment, Time Warner has agreed to allow CME founder and Non-Executive Chairman Ronald S. Lauder to vote Time Warner’s shares of CME for at least four years, subject to certain exceptions. Also, Mr. Lauder has agreed to support Time Warner’s appointment of two designees to CME’s board of directors. The Company’s investment in CME is being accounted for under the cost method of accounting. See Note 2 to the accompanying consolidated financial statements.
RESULTS OF OPERATIONS
Changes in Basis of Presentation
     As discussed more fully in Note 1 to the accompanying consolidated financial statements, the 2008 financial information has been recast so that the basis of presentation is consistent with that of the 2009 financial information. This recast reflects (i) the financial condition and results of operations of TWC as discontinued operations for all periods presented, (ii) the adoption of recent accounting guidance pertaining to noncontrolling interests, (iii) the adoption of recent accounting guidance pertaining to participating securities and (iv) the 1-for-3 reverse stock split of the Company’s common stock that became effective on March 27, 2009.
Recent Accounting Guidance
     See Note 1 to the accompanying consolidated financial statements for a discussion of accounting guidance adopted during the nine months ended September 30, 2009 and recent accounting guidance not yet adopted.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Significant Transactions and Other Items Affecting Comparability
     As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by significant transactions and certain other items in each period as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/09	9/30/08	9/30/09	9/30/08
		(recast)		(recast)
Amounts related to securities litigation and government investigations	$(7)	$(5)	$(21)	$(13)
Asset impairments	(57)	(39)	(57)	(57)
Loss on sale of assets	-	(3)	(33)	(3)

Impact on Operating Income	(64)	(47)	(111)	(73)
Investment losses, net	(25)	(6)	(1)	(22)
Amounts related to the separation of TWC	4	(2)	6	(7)
Costs related to the separation of AOL	(4)	-	(24)	-
Share of equity investment gain on disposal of assets	-	30	-	30

Pretax impact	(89)	(25)	(130)	(72)
Income tax impact of above items	27	10	30	26
Tax items related to TWC	-	(8)	24	(8)

After-tax impact	(62)	(23)	(76)	(54)
Noncontrolling interest impact	-	-	5	-

Impact of items on income from continuing operations attributable to Time Warner Inc. shareholders	$(62)	$(23)	$(71)	$(54)

     In addition to the items affecting comparability above, the Company incurred restructuring costs of $39 million and $175 million for the three and nine months ended September 30, 2009, respectively, and $20 million and $168 million for the three and nine months ended September 30, 2008, respectively. For further discussions of restructuring costs, refer to the “Consolidated Results” and “Business Segment Results” discussions.
Amounts Related to Securities Litigation
     The Company recognized legal and other professional fees related to the defense of various shareholder lawsuits totaling $7 million and $21 million for the three and nine months ended September 30, 2009, respectively, and $5 million and $13 million for the three and nine months ended September 30, 2008, respectively.
Asset Impairments
     During the three and nine months ended September 30, 2009, the Company recorded a $52 million noncash impairment of intangible assets related to Turner’s interest in a general entertainment network in India at the Networks segment and a $5 million noncash impairment of certain trade names at the AOL segment. During the three and nine months ended September 30, 2008, the Company recorded a $30 million noncash impairment at the Publishing segment related to a sub-lease with a tenant that filed for bankruptcy in September 2008 and a $9 million noncash impairment of a building at the AOL segment. In addition, during the nine months ended September 30, 2008, the Company recorded an $18 million noncash impairment of GameTap at the Networks segment as a result of Turner’s decision to sell its online video game business.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Loss on Sale of Assets
     For the nine months ended September 30, 2009, the Company recognized a $33 million loss on the sale of Warner Bros.’ Italian cinema assets.
     For the three and nine months ended September 30, 2008, the Company recorded a $3 million loss on the completion of the sale of GameTap at the Networks segment.
Investment Losses, Net
     For the three and nine months ended September 30, 2009, the Company recognized $2 million and $23 million, respectively, of miscellaneous investment losses. In addition, for the three and nine months ended September 30, 2009, the Company recognized a $23 million impairment of the Company’s investment in Miditech Pvt. Limited, a programming production company in India, and, for the nine months ended September 30, 2009, a $28 million gain on the sale of the Company’s investment in TiVo Inc. and a $17 million gain on the sale of the Company’s investment in Eidos plc (formerly Sci Entertainment Group plc) (“Eidos”).
     For the three and nine months ended September 30, 2008, the Company recognized $6 million of miscellaneous investment losses and $14 million of miscellaneous investment gains, respectively. In addition, for the nine months ended September 30, 2008, the Company recognized a $26 million impairment of the Company’s investment in Eidos and $10 million of losses resulting from market fluctuations in equity derivative instruments.
Amounts Related to the Separation of TWC
     The Company incurred pretax direct transaction costs (e.g., legal and professional fees) related to the separation of TWC of $6 million for the nine months ended September 30, 2009 and $2 million and $7 million for the three and nine months ended September 30, 2008, respectively, which have been reflected in other income (loss), net in the accompanying consolidated statement of operations. In addition, for the three and nine months ended September 30, 2009, the Company recognized $4 million and $12 million, respectively, of other income related to the increase in the estimated fair value of Time Warner equity awards held by TWC employees.
Costs Related to the Separation of AOL
     The Company incurred costs related to the separation of AOL of $4 million and $24 million, respectively, for the three and nine months ended September 30, 2009, which have been reflected in other income (loss), net in the accompanying consolidated statement of operations. These costs included $4 million and $9 million, respectively, of pretax direct transaction costs (e.g., legal and professional fees) for the three and nine months ended September 30, 2009 and $15 million of financing costs related to the solicitation of consents from debt holders to amend the indentures governing certain of the Company’s debt securities for the nine months ended September 30, 2009. For additional information, refer to “Financial Condition and Liquidity — Outstanding Debt and Other Financing Arrangements — Consent Solicitation.”
Share of Equity Investment Gain on Disposal of Assets
     For the three and nine months ended September 30, 2008, the Company recognized its $30 million share of a pretax gain on the sale of a Central European documentary channel by an equity method investee.
Income Tax Impact and Tax Items Related to TWC
     The income tax impact reflects the estimated tax or tax benefit associated with each item affecting comparability. Such estimated taxes or tax benefits vary based on certain factors, including the taxability or deductibility of the items and foreign tax on certain transactions. For the nine months ended September 30, 2009, the Company also recognized approximately $24 million of tax benefits attributable to the impact of certain state tax law changes on TWC net deferred tax liabilities.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Noncontrolling Interest Impact
     The noncontrolling interest impact for the nine months ended September 30, 2009 of $5 million reflects the minority owner’s share of the tax provision related to changes in certain state tax laws.
Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008
Consolidated Results
     The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations.
     Revenues. The components of revenues are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/09	9/30/08	% Change	9/30/09	9/30/08	% Change
		(recast)			(recast)
Subscription	$2,562	$2,584	(1%)	$7,669	$7,800	(2%)
Advertising	1,632	1,856	(12%)	4,943	5,763	(14%)
Content	2,754	2,906	(5%)	7,680	8,278	(7%)
Other	187	233	(20%)	597	677	(12%)

Total revenues	$7,135	$7,579	(6%)	$20,889	$22,518	(7%)

     The decrease in Subscription revenues for the three and nine months ended September 30, 2009 was primarily related to declines at the AOL and Publishing segments, offset partially by an increase at the Networks segment. The decline at the AOL segment reflects the continued decline in the number of domestic AOL-brand access subscribers. The decrease at the Publishing segment was primarily due to declines in domestic subscription renewals and softening domestic newsstand sales, both of which were due to the effect of the current economic environment, as well as decreases at IPC resulting primarily from the negative impact of foreign exchange rates. The increase in Subscription revenues at the Networks segment was due primarily to higher subscription rates at both Turner and HBO and the effect of the consolidation of HBO LAG, partially offset by the negative impact of foreign exchange rates at Turner.
     The decrease in Advertising revenues for the three and nine months ended September 30, 2009 was primarily due to declines at the Publishing and AOL segments and, to a lesser extent, a decline at the Networks segment. The decrease at the Publishing segment was primarily due to declines in domestic print Advertising revenues and international print Advertising revenues, including the effect of foreign exchange rates at IPC, and lower online revenues. The decrease at the AOL segment was attributable to declines in Advertising revenues on the Third Party Network and display advertising on AOL Media, primarily due to weak global economic conditions, which contributed to lower advertising demand. Also contributing to the decrease at the AOL segment were declines in revenues generated through AOL’s strategic relationship with Google primarily due to decreases in search query volume (partially due to the decline in domestic AOL-brand access subscribers) and lower revenues per search query on certain AOL Media properties. The decrease at the Networks segment was driven mainly by the impact of weakened demand, primarily at Turner’s news networks, and the negative impact of foreign exchange rates, partly offset by increases at Turner’s domestic entertainment networks for the three months ended September 30, 2009.
     The decrease in Content revenues for the three and nine months ended September 30, 2009 was due primarily to declines at the Filmed Entertainment and Networks segments. The decline at the Filmed Entertainment segment was mainly due to a decrease in theatrical product revenues, partially offset for the nine months ended September 30, 2009 by an increase in television product revenues. The negative impact of foreign exchange rates also contributed to the decline in Content revenues at the Filmed Entertainment segment. The decline at the Networks segment was due primarily to lower ancillary sales of HBO’s original programming.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”
     Costs of Revenues. For the three months ended September 30, 2009 and 2008, costs of revenues totaled $3.924 billion and $4.103 billion, respectively, and, as a percentage of revenues, were 55% and 54%, respectively. For the nine months ended September 30, 2009 and 2008, costs of revenues totaled $11.645 billion and $12.612 billion, respectively, and, as a percentage of revenues, were both 56%. The segment variations are discussed in detail in “Business Segment Results.”
     Selling, General and Administrative Expenses. For the three months ended September 30, 2009 and 2008, selling, general and administrative expenses decreased 7% to $1.612 billion in 2009 from $1.726 billion in 2008, reflecting decreases at each of the Company’s segments. For the nine months ended September 30, 2009 and 2008, selling, general and administrative expenses decreased 7% to $4.862 billion in 2009 from $5.225 billion in 2008, primarily related to decreases at the Filmed Entertainment, AOL, Publishing and Corporate segments. The segment variations are discussed in detail in “Business Segment Results.”
     Included in costs of revenues and selling, general and administrative expenses is depreciation expense, which decreased to $237 million and $712 million for the three and nine months ended September 30, 2009, respectively, from $244 million and $738 million for the three and nine months ended September 30, 2008, respectively, primarily reflecting a decline at the AOL segment due in part to a reduction in network assets due to subscriber declines.
     Amortization Expense. Amortization expense decreased to $115 million and $348 million for the three and nine months ended September 30, 2009, respectively, from $140 million and $387 million for the three and nine months ended September 30, 2008, respectively. The decrease in amortization expense for the three and nine months ended September 30, 2009 primarily related to declines at the Filmed Entertainment and AOL segments, partially offset by an increase at the Networks segment. The segment variations are discussed in detail in “Business Segment Results.”
     Restructuring Costs. For the three and nine months ended September 30, 2009, the Company incurred restructuring costs of $39 million and $175 million, respectively, primarily related to various employee terminations and other exit activities, including $17 million and $85 million, respectively, at the Filmed Entertainment segment for the three and nine months ended September 30, 2009, $12 million and $7 million, respectively, at the Publishing segment for the three and nine months ended September 30, 2009 and $10 million and $83 million, respectively, at the AOL segment for the three and nine months ended September 30, 2009.
     The Company incurred restructuring costs for the three and nine months ended September 30, 2008 of $20 million and $168 million, respectively, primarily related to various employee terminations and other exit activities, $17 million and $130 million, respectively, at the Filmed Entertainment segment for the three and nine months ended September 30, 2008, $1 million and $16 million, respectively, at the Publishing segment for the three and nine months ended September 30, 2008, $2 million and $15 million, respectively, at the AOL segment for the three and nine months ended September 30, 2008 and $7 million at the Corporate segment for the nine months ended September 30, 2008.
     Operating Income. Operating Income decreased to $1.388 billion for the three months ended September 30, 2009 from $1.548 billion for the three months ended September 30, 2008. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $64 million and $47 million of expense for the three months ended September 30, 2009 and 2008, respectively, Operating Income decreased $143 million, primarily reflecting declines at the AOL and Publishing segments, partially offset by increases at the Networks and Filmed Entertainment segments.
     Operating Income decreased to $3.769 billion for the nine months ended September 30, 2009 from $4.066 billion for the nine months ended September 30, 2008. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $111 million and $73 million of expense for the nine months ended September 30, 2009 and 2008, respectively, Operating Income decreased $259 million, primarily reflecting declines at the AOL and Publishing segments, partially offset by increases at the Networks and Filmed Entertainment segments.
     The segment variations are discussed under “Business Segment Results.”

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Interest Expense, Net. Interest expense, net, decreased to $297 million and $904 million for the three and nine months ended September 30, 2009, respectively, from $321 million and $999 million for the three and nine months ended September 30, 2008, respectively. The decrease in interest expense, net for the three and nine months ended September 30, 2009 is due primarily to lower average net debt.
     Other Income (Loss), Net. Other income (loss), net detail is shown in the table below (millions):

	Three Months Ended		Nine Months Ended
	9/30/09	9/30/08	9/30/09	9/30/08
		(recast)		(recast)
Investment losses, net	$(25)	$(6)	$(1)	$(22)
Income (loss) from equity method investees	(19)	31	(49)	13
Other	(7)	4	(21)	(12)

Other income (loss), net	$(51)	$29	$(71)	$(21)

     The changes in investment losses, net are discussed under “Significant Transactions and Other Items Affecting Comparability.” Excluding the impact of investment losses, net, the change in other income (loss), net for the three and nine months ended September 30, 2009 was primarily due to the Company’s recognition in the third quarter of 2008 of its $30 million share of a pretax gain on the sale of a Central European documentary channel by an equity method investee, higher losses from equity method investees and costs related to the separation of AOL, partly offset by lower securitization expenses.
     Income Tax Provision. Income tax expense from continuing operations was $377 million for the three months ended September 30, 2009 compared to $487 million for the three months ended September 30, 2008 and was $1.042 billion for the nine months ended September 30, 2009 compared to $1.147 billion for the nine months ended September 30, 2008. The Company’s effective tax rate for continuing operations was 36% and 37% for the three and nine months ended September 30, 2009, respectively, compared to 39% and 38% for the three and nine months ended September 30, 2008, respectively. The decrease for the three and nine months ended September 30, 2009, was principally due to the recognition of certain state and local tax benefits.
     Income from Continuing Operations. Income from continuing operations was $663 million for the three months ended September 30, 2009 compared to $769 million for the three months ended September 30, 2008. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $62 million and $23 million of expense, net for the three months ended September 30, 2009 and 2008, respectively, income from continuing operations decreased by $67 million, primarily reflecting lower Operating Income, partially offset by lower tax expense and interest expense, all as noted above. Basic and diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders were $0.56 and $0.55, respectively, in 2009 compared to $0.64 and $0.63, respectively, in 2008.
     Income from continuing operations was $1.752 billion for the nine months ended September 30, 2009 compared to $1.899 billion for the nine months ended September 30, 2008. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $71 million and $54 million of expense, net for the nine months ended September 30, 2009 and 2008, respectively, income from continuing operations decreased by $130 million, primarily reflecting lower Operating Income, partially offset by lower interest expense, all as noted above. Basic and diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders were both $1.45 in 2009 compared to $1.57 and $1.56, respectively, in 2008.
     Discontinued Operations, Net of Tax. The financial results for the nine months ended September 30, 2009 and the three and nine months ended September 30, 2008 included the impact of treating the results of operations and financial condition of TWC as discontinued operations. Discontinued operations, net of tax was a loss of $1 million and income of $130 million for the three and nine months ended September 30, 2009, respectively, and was $355 million and $890 million for the three and nine months ended September 30, 2008, respectively. The current year results included TWC’s results for the period from January 1, 2009 through March 12, 2009, as compared to the full three- and nine-month periods in 2008. In

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
addition, discontinued operations, net of tax for the nine months ended September 30, 2009 included direct transaction costs (e.g., legal and professional fees) related to the separation of TWC of $75 million compared to $53 million and $102 million for the three and nine months ended September 30, 2008, respectively. For additional information, see Note 2 to the accompanying consolidated financial statements.
     Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests was $1 million and $41 million, respectively, for the three and nine months ended September 30, 2009 compared to $57 million and $159 million, respectively, for the three and nine months ended September 30, 2008. The decrease in net income attributable to noncontrolling interests for the three and nine months ended September 30, 2009 is primarily attributable to the TWC Separation and the repurchase of Google’s 5% interest in AOL on July 8, 2009.
     Net Income Attributable to Time Warner Inc. shareholders and Net Income Per Common Share Attributable to Time Warner Inc. common shareholders. Net income attributable to Time Warner Inc. shareholders was $661 million for the three months ended September 30, 2009 compared to $1.067 billion for the three months ended September 30, 2008. Basic and diluted net income per common share attributable to Time Warner Inc. common shareholders were $0.56 and $0.55, respectively, in 2009 compared to $0.89 for both in 2008. Net income attributable to Time Warner Inc. common shareholders was $1.841 billion for the nine months ended September 30, 2009 compared to $2.630 billion for the nine months ended September 30, 2008. Basic and diluted net income per common share attributable to Time Warner Inc. common shareholders were $1.54 and $1.53, respectively, in 2009 compared to $2.20 and $2.19, respectively, in 2008.
Business Segment Results
     Networks. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the three and nine months ended September 30, 2009 and 2008 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/09	9/30/08	% Change	9/30/09	9/30/08	% Change
Revenues:
Subscription	$1,885	$1,722	9%	$5,598	$5,136	9%
Advertising	768	772	(1%)	2,367	2,417	(2%)
Content	197	224	(12%)	598	626	(4%)
Other	24	13	85%	82	37	122%

Total revenues	2,874	2,731	5%	8,645	8,216	5%
Costs of revenues(a)	(1,282)	(1,199)	7%	(4,029)	(3,915)	3%
Selling, general and administrative(a)	(496)	(524)	(5%)	(1,475)	(1,475)	-
Loss on disposal of consolidated business	-	(3)	(100%)	-	(3)	(100%)
Asset impairments	(52)	-	NM	(52)	(18)	189%

Operating Income before Depreciation and Amortization	1,044	1,005	4%	3,089	2,805	10%
Depreciation	(87)	(82)	6%	(259)	(241)	7%
Amortization	(19)	(14)	36%	(57)	(32)	78%

Operating Income	$938	$909	3%	$2,773	$2,532	10%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The increase in Subscription revenues for the three and nine months ended September 30, 2009 was due primarily to higher subscription rates at both Turner and HBO and the effect of the consolidation of HBO LAG, partially offset by the negative impact of foreign exchange rates at Turner.
     The decrease in Advertising revenues for the three and nine months ended September 30, 2009 was driven mainly by

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
the impact of weakened demand, primarily at Turner’s news networks, and the negative impact of foreign exchange rates, partly offset by increases at Turner’s domestic entertainment networks for the three months ended September 30, 2009. The Company anticipates that the difficult economic environment and the absence of Advertising revenues associated with the 2008 election coverage will adversely affect Advertising revenues at Turner in the fourth quarter of 2009 compared to the similar period in 2008.
     The decrease in Content revenues for the three months ended September 30, 2009 was due primarily to lower ancillary sales of HBO’s original programming, which is expected to continue for the remainder of the year, partly offset by the effect of lower than anticipated home video returns of approximately $25 million for the third quarter of 2009.
     For the three and nine months ended September 30, 2009, costs of revenues increased due to higher programming costs, partially offset by lower newsgathering costs, primarily reflecting the absence of the prior year’s election-related costs. For the three months ended September 30, 2009, programming costs increased 10% to $939 million from $854 million for the three months ended September 30, 2008, and for the nine months ended September 30, 2009, programming costs increased 5% to $3.013 billion from $2.870 billion for the nine months ended September 30, 2008. The increase in programming costs for the three and nine months ended September 30, 2009 was due primarily to the impact of the consolidation of HBO LAG as well as higher expenses related to original programming at Turner, and for the nine months ended September 30, 2009, was partially offset by lower expenses related to sports programming at Turner, primarily NBA programming. Costs of revenues as a percentage of revenues were 45% and 47% for the three and nine months ended September 30, 2009, respectively, compared to 44% and 48% for the three and nine months ended September 30, 2008, respectively.
     The decrease in selling, general and administrative expenses for the three months ended September 30, 2009 was due primarily to lower marketing expenses, partly offset by increased costs related to the consolidation of HBO LAG. Selling, general and administrative expenses for the nine months ended September 30, 2009 were flat primarily due to increased costs associated with the consolidation of HBO LAG, which were offset by lower marketing expenses.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and nine months ended September 30, 2009 included a $52 million noncash impairment of intangible assets related to Turner’s interest in a general entertainment network in India. The results for the three months ended September 30, 2008 included a $3 million loss on the completion of the sale of GameTap, an online video game business, and the results for the nine months ended September 30, 2008 included an $18 million noncash impairment of GameTap.
     Operating Income before Depreciation and Amortization for the three and nine months ended September 30, 2009 increased primarily due to an increase in revenues. Operating Income for the three and nine months ended September 30, 2009 increased primarily due to the increase in Operating Income before Depreciation and Amortization, partly offset by higher amortization expense primarily related to the consolidation of HBO LAG.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the three and nine months ended September 30, 2009 and 2008 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/09	9/30/08	% Change	9/30/09	9/30/08	% Change
Revenues:
Subscription	$12	$10	20%	$31	$30	3%
Advertising	18	20	(10%)	52	57	(9%)
Content	2,716	2,797	(3%)	7,526	8,034	(6%)
Other	34	54	(37%)	137	164	(16%)

Total revenues	2,780	2,881	(4%)	7,746	8,285	(7%)
Costs of revenues(a)	(1,963)	(2,015)	(3%)	(5,480)	(5,891)	(7%)
Selling, general and administrative(a)	(415)	(468)	(11%)	(1,225)	(1,407)	(13%)
Loss on sale of assets	-	-	-	(33)	-	NM
Restructuring costs	(17)	(17)	-	(85)	(130)	(35%)

Operating Income before Depreciation and Amortization	385	381	1%	923	857	8%
Depreciation	(43)	(42)	2%	(124)	(126)	(2%)
Amortization	(51)	(64)	(20%)	(151)	(179)	(16%)

Operating Income	$291	$275	6%	$648	$552	17%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Content revenues primarily include theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three and nine months ended September 30, 2009 and 2008 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/09	9/30/08	% Change	9/30/09	9/30/08	% Change
Theatrical product:
Theatrical film	$774	$785	(1%)	$1,645	$1,580	4%
Home video and electronic delivery	549	592	(7%)	1,607	2,168	(26%)
Television licensing	353	358	(1%)	1,084	1,179	(8%)
Consumer products and other	32	42	(24%)	79	124	(36%)

Total theatrical product	1,708	1,777	(4%)	4,415	5,051	(13%)
Television product:
Television licensing	543	531	2%	1,954	1,742	12%
Home video and electronic delivery	196	207	(5%)	514	557	(8%)
Consumer products and other	40	38	5%	151	144	5%

Total television product	779	776	-	2,619	2,443	7%
Other	229	244	(6%)	492	540	(9%)

Total Content revenues	$2,716	$2,797	(3%)	$7,526	$8,034	(6%)

     The decline in Content revenues for the three and nine months ended September 30, 2009 included the negative impact of foreign exchange rates on many of the segment’s international operations.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Theatrical film revenues for the three months ended September 30, 2009, which included the releases of Harry Potter and the Half-Blood Prince and The Final Destination as well as carryover revenues from The Hangover declined slightly compared to revenues for the three months ended September 30, 2008, which included the releases of The Dark Knight and Journey to the Center of the Earth. The increase in theatrical film revenues for the nine months ended September 30, 2009 was due primarily to the success of key films released in the first half of 2009, which included revenues from the releases of The Hangover and Terminator 4: Salvation as well as carryover from Gran Torino and The Curious Case of Benjamin Button, compared to the similar period in 2008, which included revenues from the releases of Sex and the City, 10,000 B.C. and Get Smart as well as carryover from I Am Legend and The Bucket List. Theatrical product revenues from home video and electronic delivery decreased for the three and nine months ended September 30, 2009 primarily due to the reduced quantity and performance of new releases and lower catalog sales, driven in part by the negative impact of the current economic environment, partially offset by the effect of lower than anticipated catalog returns for the nine months ended September 30, 2009. Significant titles in 2009 included Gran Torino, Watchmen, Body of Lies and Yes Man, compared to significant titles in 2008, which included I Am Legend, 10,000 B.C., The Bucket List, Sex and the City and Fool’s Gold. Theatrical product revenues from television licensing decreased for the three and nine months ended September 30, 2009 due primarily to the timing and quantity of availabilities. Theatrical product revenues from consumer products and other decreased for the three and nine months ended September 30, 2009 due to difficult comparisons to consumer product revenues in the three and nine months ended September 30, 2008, which included revenues from arrangements related to the release of The Dark Knight in the third quarter of 2008 and the release of Speed Racer in the second quarter of 2008.
     The increase in television product licensing fees for the nine months ended September 30, 2009 was primarily due to the effect of fewer network deliveries in the first quarter of 2008 as a result of the Writers Guild of America (East and West) strike, which was settled in February 2008. The decrease in television product revenues from home video and electronic delivery for the three and nine months ended September 30, 2009 primarily resulted from the reduced quantity and performance of new releases and lower catalog sales, driven in part by the negative impact of the current economic environment.
     The decrease in Other content revenues for the three and nine months ended September 30, 2009 was due primarily to difficult comparisons to the prior year, which included revenues from the second-quarter 2008 interactive video game release of LEGO: Indiana Jones and the third-quarter 2008 interactive video game release of LEGO: Batman, partially offset by benefits from the expansion of third party interactive video games distribution in 2009 as well as the first-quarter 2009 interactive video game release of F.E.A.R. 2: Project Origin.
     The decrease in costs of revenues for the three and nine months ended September 30, 2009 resulted primarily from lower theatrical advertising and print costs due primarily to the timing, quantity and mix of films released and lower manufacturing and related costs associated with a decline in Home video and electronic delivery revenues. Film costs increased to $1.192 billion and $3.473 billion for the three and nine months ended September 30, 2009, respectively, from $1.184 billion and $3.410 billion for the three and nine months ended September 30, 2008, respectively. Included in film costs are net pre-release theatrical film valuation adjustments, which for the three months ended September 30, 2009 included a reversal of $12 million compared to an expense of $10 million for the three months ended September 30, 2008 and for the nine months ended September 30, 2009 increased to $39 million from $28 million for the nine months ended September 30, 2008. In addition, for the three and nine months ended September 30, 2009, the Company recognized a benefit of approximately $25 million related to an adjustment to correct prior period participation accruals, and, during the nine months ended September 30, 2008, the Company recognized approximately $40 million in participation expense related to claims on films released in prior periods. Costs of revenues as a percentage of revenues was 71% for both the three and nine months ended September 30, 2009 compared to 70% and 71% for the three and nine months ended September 30, 2008, respectively.
     The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2009 was primarily the result of lower employee costs resulting from the operational reorganization of the New Line business in 2008 and Warner Bros.’ restructuring activities in 2009, discussed below, as well as lower distribution expenses primarily associated with the declines in Home video and electronic delivery and Other content revenues.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the nine

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
months ended September 30, 2009 included a $33 million loss on the sale of Warner Bros.’ Italian cinema assets. In addition, beginning in the first quarter of 2009, Warner Bros. commenced a significant restructuring, primarily consisting of headcount reductions and the outsourcing of certain functions to an external service provider. The Filmed Entertainment segment incurred restructuring charges of $17 million and $85 million for the three and nine months ended September 30, 2009, respectively, and expects to incur additional restructuring charges of approximately $10 million in the fourth quarter of 2009. The results for the three and nine months ended September 30, 2008 included restructuring charges of $17 million and $130 million, respectively, related to involuntary employee terminations in connection with the operational reorganization of the New Line business.
     Operating Income before Depreciation and Amortization increased for the three and nine months ended September 30, 2009 primarily due to lower costs of revenues and selling, general and administrative expenses, partly offset by a decrease in revenues and the negative impact of foreign exchange rates. Operating Income before Depreciation and Amortization for the nine months ended September 30, 2009 also included the effect of lower than anticipated home video catalog returns of approximately $40 million, and the $33 million loss on the sale of the Italian cinema assets.
     The increase in Operating Income for the three and nine months ended September 30, 2009 was primarily due to the increase in Operating Income before Depreciation and Amortization, as well as a decrease in amortization expense primarily relating to film library assets.
     Publishing. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Publishing segment for the three and nine months ended September 30, 2009 and 2008 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/09	9/30/08	% Change	9/30/09	9/30/08	% Change
Revenues:
Subscription	$333	$382	(13%)	$959	$1,134	(15%)
Advertising	456	585	(22%)	1,321	1,783	(26%)
Content	22	16	38%	53	40	33%
Other	103	135	(24%)	302	382	(21%)

Total revenues	914	1,118	(18%)	2,635	3,339	(21%)
Costs of revenues(a)	(363)	(449)	(19%)	(1,045)	(1,330)	(21%)
Selling, general and administrative(a)	(400)	(427)	(6%)	(1,288)	(1,338)	(4%)
Asset impairments	-	(30)	(100%)	-	(30)	(100%)
Restructuring costs	(12)	(1)	NM	(7)	(16)	(56%)

Operating Income before Depreciation and Amortization	139	211	(34%)	295	625	(53%)
Depreciation	(31)	(32)	(3%)	(93)	(100)	(7%)
Amortization	(11)	(17)	(35%)	(35)	(52)	(33%)

Operating Income	$97	$162	(40%)	$167	$473	(65%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     For the three and nine months ended September 30, 2009, Subscription revenues declined primarily due to declines in domestic subscription renewals and softening domestic newsstand sales, both due to the effect of the current economic environment, as well as decreases at IPC resulting primarily from the negative impact of foreign exchange rates. The Company anticipates that the economic environment will continue to adversely affect the Publishing segment’s Subscription revenues in the fourth quarter of 2009.
     For the three and nine months ended September 30, 2009, Advertising revenues decreased primarily due to declines in domestic print Advertising revenues and international print Advertising revenues, including the effect of foreign exchange rates at IPC, and lower online revenues. These declines primarily reflect the current weak economic conditions and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
increased competition for advertising dollars. The Company currently anticipates that Advertising revenues at the Publishing segment in the fourth quarter of 2009 will decline compared to the similar period in 2008, reflecting primarily the effect of the current economic environment, although the rate of decline in the fourth quarter of 2009 is expected to moderate in comparison to that experienced during the first nine months of 2009.
     For the three and nine months ended September 30, 2009, Other revenues decreased due primarily to decreases at the non-magazine businesses, including Southern Living At Home, which was sold during the three months ended September 30, 2009.
     Costs of revenues decreased 19% and 21% for the three and nine months ended September 30, 2009, respectively, and, as a percentage of revenues, were 40% for both the three and nine months ended September 30, 2009 and both the three and nine months ended September 30, 2008. Costs of revenues for the magazine and online businesses include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased 20% to $322 million for the three months ended September 30, 2009 from $405 million for the three months ended September 30, 2008 and decreased 22% to $956 million for the nine months ended September 30, 2009 from $1.219 billion for the nine months ended September 30, 2009, primarily due to cost savings initiatives, lower printing and paper costs related to a decline in volume and lower costs at IPC due primarily to the effect of foreign exchange rates. In addition, costs of revenues at the non-magazine businesses declined as a result of lower revenues.
     Selling, general and administrative expenses for the three and nine months ended September 30, 2009 decreased due to cost savings initiatives, a decrease at IPC due primarily to the effect of foreign exchange rates and lower marketing expenses, and, for the three months ended September 30, 2009, the effect of the sale of Southern Living At Home, partly offset by costs associated with the acquisition of QSP and higher pension expense, and, for the nine months ended September 30, 2009, an $18 million increase in bad debt reserves related to a newsstand wholesaler.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and nine months ended September 30, 2008 included a $30 million noncash impairment related to the sub-lease with a tenant that filed for bankruptcy in September 2008. In addition, the results for the three and nine months ended September 30, 2009 included restructuring costs of $12 million and $7 million, respectively, including a $6 million increase related to the sub-lease with the tenant that filed for bankruptcy in September 2008. In an ongoing effort to continue to streamline the Publishing segment’s operations, the Company expects to incur up to $100 million of restructuring costs primarily related to severance costs in the fourth quarter of 2009. The results for the three and nine months ended September 30, 2008 included restructuring costs of $1 million and $16 million, respectively, primarily related to severance costs associated with continuing efforts to streamline operations.
     For the three and nine months ended September 30, 2009, Operating Income before Depreciation and Amortization and Operating Income decreased due primarily to lower revenues, partially offset by decreases in costs of revenues and selling, general and administrative expenses and the absence of the $30 million noncash asset impairment.
     The Company anticipates that, excluding the Publishing segment’s asset impairments and restructuring costs, Operating Income before Depreciation and Amortization and Operating Income at the Publishing segment generated in the fourth quarter of 2009 will be less than that achieved during the comparable period in 2008, primarily resulting from the expected continued declines in Advertising and Subscription revenues.
     As discussed in more detail in Note 1 to the Company’s consolidated financial statements in the 2008 Form 10-K, goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events. As a result of the test in the fourth quarter of 2008, the Company recognized impairments of goodwill and indefinite-lived intangible assets at the Publishing reporting unit of $6.007 billion and $518 million, respectively and the carrying values of the impaired assets were written down to their estimated fair values as of December 31, 2008. As of September 30, 2009, the carrying values of goodwill and indefinite-lived intangible assets at the Publishing reporting unit were $3.163 billion and $814 million, respectively. If the current economic environment deteriorates in the fourth quarter of 2009 and negatively affects the Company’s long-term view of Advertising revenues beyond the Company’s current expectations, it is possible that the carrying value of the Company’s Publishing reporting unit and certain indefinite-lived intangible assets of the Publishing reporting unit will exceed their respective fair values, which may result in the Company recognizing a noncash impairment of goodwill and/or indefinite-lived intangible assets at the Publishing reporting unit. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples (when estimating fair value using a market-based approach).
     To illustrate the magnitude of potential impairment charges relative to changes in estimated fair value, had the fair value of the Publishing reporting unit been hypothetically lower by 10% as of December 31, 2008, the reporting unit book value would have exceeded fair value by approximately $365 million. Had the fair value of the Publishing reporting unit been hypothetically lower by 20% as of December 31, 2008, the reporting unit book value would have exceeded fair value by approximately $856 million. In addition, a hypothetical 10% decrease to the fair value of indefinite-lived intangible assets would result in book value exceeding fair value by approximately $85 million at the Publishing reporting unit, while a hypothetical 20% decrease to the fair value of those indefinite-lived intangible assets would result in book value exceeding fair value by approximately $175 million.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     AOL. Revenues, Operating Income before Depreciation and Amortization and Operating Income of the AOL segment for the three and nine months ended September 30, 2009 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/09	9/30/08	% Change	9/30/09	9/30/08	% Change
Revenues:
Subscription	$332	$470	(29%)	$1,081	$1,500	(28%)
Advertising	415	507	(18%)	1,277	1,589	(20%)
Other	30	35	(14%)	90	108	(17%)

Total revenues	777	1,012	(23%)	2,448	3,197	(23%)
Costs of revenues(a)	(392)	(466)	(16%)	(1,221)	(1,540)	(21%)
Selling, general and administrative(a)	(136)	(146)	(7%)	(379)	(489)	(22%)
Asset impairments	(5)	(9)	(44%)	(5)	(9)	(44%)
Restructuring costs	(10)	(2)	NM	(83)	(15)	NM

Operating Income before
Depreciation and Amortization	234	389	(40%)	760	1,144	(34%)
Depreciation	(66)	(76)	(13%)	(206)	(238)	(13%)
Amortization	(34)	(45)	(24%)	(105)	(124)	(15%)

Operating Income	$134	$268	(50%)	$449	$782	(43%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The decline in Subscription revenues for the three and nine months ended September 30, 2009 reflects the continued decline in the number of domestic AOL-brand access subscribers.
     The number of domestic AOL-brand access subscribers was 5.4 million, 5.8 million and 7.5 million as of September 30, 2009, June 30, 2009 and September 30, 2008, respectively. The average monthly revenue per domestic AOL-brand access subscriber (“ARPU”) was $18.54 and $18.60 for the three months ended September 30, 2009 and 2008, respectively, and $18.43 and $18.29 for the nine months ended September 30, 2009 and 2008, respectively. AOL includes in its subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL service. Individuals who have registered for the free AOL service, including subscribers who have migrated from paid subscription plans, are not included in the AOL-brand access subscriber numbers presented above.
     The continued decline in domestic AOL-brand access subscribers is the result of several factors, including the increased availability of high-speed Internet broadband connections, the fact that a significant amount of online content, products and services has been optimized for use with broadband Internet connections and the effects of AOL’s strategic shift announced in 2006, which resulted in significantly reduced marketing efforts for its subscription access service and the free availability of the majority of its content, products and services. ARPU for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 was negatively affected by the shift in the subscriber mix to lower-priced plans and was positively affected by price increases for lower-priced plans.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Advertising services include display advertising (which includes impression-based, time-based and performance-based advertising), both domestically and internationally, which is provided on both AOL Media and the Third Party Network and paid-search advertising, both domestically and internationally, which is provided mainly on AOL Media. The components of Advertising revenues for the three and nine months ended September 30, 2009 and 2008 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/09	9/30/08	% Change	9/30/09	9/30/08	% Change
AOL Media	288	363	(21%)	893	1,090	(18%)
Third Party Network	127	144	(12%)	384	499	(23%)

Total Advertising revenues	$415	$507	(18%)	$1,277	$1,589	(20%)

     The decline in Advertising revenues for the three and nine months ended September 30, 2009 included the negative impact of foreign exchange rates on international operations relating to both AOL Media and the Third Party Network.
     The decrease in Advertising revenues generated on AOL Media for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, was due primarily to declines in revenues generated through AOL’s strategic relationship with Google, which was primarily the result of decreases in search query volume (partially due to the decline in domestic AOL-brand access subscribers) and lower revenues per search query on certain AOL Media properties and weak global economic conditions that resulted in lower advertising demand. For the three months ended September 30, 2009, the revenues associated with the arrangement with Google (substantially all of which were paid-search revenues generated on AOL Media) declined $42 million to $135 million from $177 million in 2008, respectively, and for the nine months ended September 30, 2009 declined $91 million to $422 million from $513 million in 2008.
     The decrease in Advertising revenues on the Third Party Network for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 was primarily due to weak global economic conditions, which contributed to lower advertising demand. In addition, the decline in Advertising revenues on the Third Party Network included a decrease of $3 million and $23 million for the three and nine months ended September 30, 2009, respectively, due to a change in the relationship with a major customer of AOL. Revenues associated with this relationship were $0 and $2 million for the three and nine months ended September 30, 2009, respectively, compared to $3 million and $25 million for the three and nine months ended September 30, 2008, respectively. Total revenues from this customer for the year ended December 31, 2008 were $26 million.
     Total Advertising revenues for the three months ended September 30, 2009 decreased $4 million from the three months ended June 30, 2009, reflecting decreases in revenues associated with the arrangement with Google, primarily due to decreases in search query volume on certain AOL Media properties.
     AOL has made and is exploring making additional changes to its content, products and services designed to enhance the consumer experience (e.g., fewer advertisements on certain AOL Media properties). These changes have involved and may continue to involve the elimination or modification of advertising practices that historically have been a source of revenues. These enhancements to the consumer experience are intended to ultimately increase AOL’s Advertising revenues by enhancing the attractiveness of AOL’s content, product and service offerings to consumers and therefore their value to advertisers. These changes did not have a significant impact on AOL’s Advertising revenues in the third quarter of 2009, but these enhancements may have a negative impact on its Advertising revenues in the near-term.
     The Company expects Advertising revenues at the AOL segment for the fourth quarter of 2009 to be less than those generated during the comparable period in 2008, primarily reflecting weak economic conditions and the impact of the continued decline in AOL-brand access subscribers.
     For the three and nine months ended September 30, 2009, costs of revenues decreased 16% and 21%, respectively, and, as a percentage of revenues, were 50% for both periods compared to 46% and 48% for the three and nine months ended September 30, 2008, respectively. Costs of revenues decreased for the three and nine months ended September 30, 2009

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
primarily due to declines in TAC and, to a lesser extent, declines in network-related costs associated with a decline in AOL-brand access subscribers and lower personnel-related costs primarily associated with reduced headcount, partly offset by higher compensation expense resulting from AOL’s decision not to pay most annual bonuses in 2008. TAC consists of the costs of acquiring third-party online advertising inventory and costs incurred in connection with distributing AOL’s free products or services or otherwise directing traffic to AOL Media. TAC decreased 18% to $135 million for the three months ended September 30, 2009 from $165 million for the three months ended September 30, 2008 and decreased 26% to $398 million for the nine months ended September 30, 2009 from $535 million for the nine months ended September 30, 2008, due primarily to the decrease in Advertising revenues on the Third Party Network and, to a lesser extent, declines in new product distribution costs.
     Selling, general and administrative expenses decreased 7% to $136 million and 22% to $379 million for the three and nine months ended September 30, 2009, respectively, reflecting reduced payments to marketing partners due to the decline in domestic AOL-brand access subscribers, lower consulting costs and reduced spending due to cost savings initiatives, partly offset by an incremental $15 million accrual in connection with the resolution of a French value-added tax matter associated with AOL’s former European access service businesses and higher compensation expense resulting from the decision not to pay most annual bonuses in 2008. In addition, selling, general and administrative expenses for the three and nine months ended September 30, 2008 included $6 million and $22 million, respectively, of external costs incurred in connection with the Company’s evaluation of various strategic alternatives related to AOL, including the previously contemplated separation of AOL into separate businesses.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and nine months ended September 30, 2009 included a $5 million noncash impairment of certain trade names, and the results for the three and nine months ended September 30, 2008 included a $9 million noncash impairment of a building. In addition, during the first nine months of 2009, in an effort to better align its cost structure with its revenues, AOL undertook various restructuring activities. As a result, for the three and nine months ended September 30, 2009, AOL incurred restructuring charges of $10 million and $83 million, respectively, primarily related to involuntary employee terminations and facility closures. AOL currently expects to incur up to $20 million of additional restructuring charges through the consummation of the AOL Separation, which is anticipated to occur in the fourth quarter of 2009. Shortly after the AOL Separation, AOL anticipates undertaking significant additional restructuring activities to more effectively align its organizational structure and costs to its strategy.
     For the three and nine months ended September 30, 2009, Operating Income before Depreciation and Amortization decreased due primarily to a decline in revenues and higher restructuring costs, partially offset by lower costs of revenues and selling, general and administrative expenses. For the three and nine months ended September 30, 2009, Operating Income decreased due primarily to the decrease in Operating Income before Depreciation and Amortization, as discussed above, partially offset by a decrease in depreciation expense due in part to a reduction in network assets due to subscriber declines and lower amortization expense primarily due to certain intangible assets becoming fully amortized.
     Excluding the AOL segment’s asset impairments, the Company anticipates that Operating Income before Depreciation and Amortization and Operating Income at the AOL segment during the fourth quarter of 2009 will be less than that generated during the comparable period of 2008, primarily resulting from continuing declines in Subscription and Advertising revenues.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Corporate. Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the three and nine months ended September 30, 2009 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/09	9/30/08	% Change	9/30/09	9/30/08	% Change
Selling, general and administrative(a)	$(76)	$(73)	4%	$(238)	$(250)	(5%)
Restructuring costs	-	-	-	-	(7)	(100%)

Operating Loss before Depreciation and Amortization	(76)	(73)	4%	(238)	(257)	(7%)
Depreciation	(10)	(12)	(17%)	(30)	(33)	(9%)

Operating Loss	$(86)	$(85)	1%	$(268)	$(290)	(8%)

(a)	Selling, general and administrative expenses exclude depreciation.
     The results for the nine months ended September 30, 2008 included $7 million of restructuring costs, due primarily to involuntary employee terminations as a result of the Company’s cost savings initiatives at the Corporate segment.
     For the three months ended September 30, 2009, Operating Loss before Depreciation and Amortization increased primarily due to higher pension expenses and an increase in legal and other professional fees related to the defense of former employees in various lawsuits, partially offset by corporate cost savings initiatives. Excluding the restructuring costs noted above, Operating Loss before Depreciation and Amortization and Operating Loss for the nine months ended September 30, 2009 decreased primarily due to corporate cost savings initiatives, partially offset by higher pension expenses and an increase in legal and other professional fees related to the defense of former employees in various lawsuits.
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments and the remainder of its $5 billion common stock repurchase program. Time Warner’s sources of cash include cash provided by operations, cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at September 30, 2009 was $14.029 billion, including $7.126 billion of cash and equivalents.
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
Current Financial Condition
     At September 30, 2009, Time Warner had $17.500 billion of debt, $7.126 billion of cash and equivalents (net debt of $10.374 billion, defined as total debt less cash and equivalents) and $36.142 billion of shareholders’ equity, compared to $21.955 billion of debt, $1.233 billion of cash and equivalents (net debt of $20.722 billion, defined as total debt less cash and equivalents) and $42.288 billion of shareholders’ equity at December 31, 2008.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The following table shows the significant items contributing to the decrease in consolidated net debt from December 31, 2008 to September 30, 2009 (millions):

Balance at December 31, 2008	$20,722
Cash provided by operations from continuing operations	(3,482)
Capital expenditures and product development costs	464
Dividends paid to common stockholders	676
Investments and acquisitions, net(a)	720
Proceeds from the sale of investments(a)	(292)
Repurchases of common stock(b)	676
Proceeds from the Special Dividend(b)	(9,253)
All other, net	143

Balance at September 30, 2009(c)	$10,374

(a)	Refer to “Investing Activities” below for further detail.

(b)	Refer to “Financing Activities” below for further detail.

(c)	Included in the net debt balance is $23 million that represents the unamortized fair value adjustment recognized as a result of the merger of AOL and Historic TW Inc.
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
     The Company has historically invested a portion of its cash on hand in money market funds, including The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the morning of September 15, 2008, the Company requested a full redemption of its approximately $330 million investment in The Reserve Fund, but the redemption request was not honored. On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to an SEC order requested by The Reserve Fund so that an orderly liquidation could be effected. Through November 3, 2009, the Company has received $303 million from The Reserve Fund representing its pro rata share of partial distributions made by The Reserve Fund. The Company has not been informed as to when the remaining amount will be returned. In February 2009, The Reserve Fund announced that it would set aside an initial amount of $3.5 billion to defend against certain legal actions. The Company has filed a claim against The Reserve Fund demanding repayment of the remaining amount of its full investment. As a result of the status of The Reserve Fund, the Company has classified its receivable from The Reserve Fund at September 30, 2009 as other current assets on the Company’s consolidated balance sheet.
     As noted in “Recent Developments,” on July 26, 2007, Time Warner’s Board of Directors authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through November 2, 2009, the Company repurchased approximately 83 million shares of common stock for approximately $3.7 billion pursuant to trading programs under Rule 10b5-1 of the Exchange Act. This number included approximately 32 million shares of common stock purchased for approximately $878 million in 2009 (Note 6).
     Time Warner’s $2.000 billion aggregate principal (plus accrued interest) amount of floating rate public debt will mature on November 13, 2009. The Company intends to pay such aggregate principal amount and accrued interest in cash on the maturity date. The Company does not have any other public debt maturing until April 2011.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     In connection with an arrangement entered into with a film co-financing partner in the second quarter of 2009, the Company agreed to advance the co-financing partner, in 2013, a percentage of the net present value of estimated future profit participations owed to the partner on all films co-financed with this partner through 2010.
     In connection with the AOL Separation, Time Warner is assisting AOL in arranging a $250 million 364-day senior secured revolving credit facility (the “AOL Revolving Facility”). Time Warner will guarantee AOL’s obligations under the AOL Revolving Facility. In addition, Time Warner will agree to continue to provide credit support for certain existing AOL lease and certain other obligations of approximately $100 million until the earlier of 24 months following the distribution and 30 days after AOL obtains the right to borrow funds under a long-term post-distribution credit facility. AOL will pay Time Warner a fee for its guarantee of AOL’s obligations under the AOL Revolving Facility and its credit support for AOL’s lease and certain other obligations.
Cash Flows
     Cash and equivalents increased by $5.893 billion, including $52 million of cash used by discontinued operations, and decreased by $20 million, including $11 million of cash used by discontinued operations, for the nine months ended September 30, 2009 and 2008, respectively. Components of these changes are discussed below in more detail.
Operating Activities from Continuing Operations
     Details of cash provided by operations from continuing operations are as follows (millions):

	Nine Months Ended September 30,
	2009	2008
		(recast)
Operating Income	$3,769	$4,066
Depreciation and amortization	1,060	1,125
Loss on sale of assets	33	3
Noncash asset impairments	57	57
Net interest payments(a)	(673)	(823)
Net income taxes paid(b)	(820)	(444)
Noncash equity-based compensation	151	167
Domestic pension plan contributions	(35)	(115)
Merger-related and restructuring payments, net of accruals(c)	(49)	(1)
All other, net, including working capital changes	(11)	211

Cash provided by operations from continuing operations	$3,482	$4,246

(a)	Includes interest income received of $31 million and $74 million in 2009 and 2008, respectively.

(b)
Includes income tax refunds received of $67 million and $108 million in 2009 and 2008, respectively, and income tax sharing payments made to TWC of $44 million and received from TWC of $9 million in 2009 and 2008, respectively.

(c)	Includes payments for merger-related and restructuring costs and payments for certain other merger-related liabilities, net of accruals.
     Cash provided by operations from continuing operations decreased to $3.482 billion in 2009 from $4.246 billion in 2008. The decrease in cash provided by operations from continuing operations was related primarily to an increase in net income taxes paid, a decrease in operating income, an increase in merger-related and restructuring payments, net of accruals and a decrease in cash provided by working capital, partially offset by a decline in net interest payments and domestic pension plan contributions. The components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items.
     As of September 30, 2009, certain of the Company’s domestic defined benefit pension plans were funded by assets in a pension trust with a fair market value of $2.030 billion compared to $1.702 billion as of December 31, 2008. Between January 1, 2009 and September 30, 2009, the Company’s plan assets have experienced market gains of approximately 26%.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
The Company did not make any discretionary cash contributions to its defined benefit plans during the nine months ended September 30, 2009. Subject to market conditions and other considerations, the Company may make discretionary cash contributions during the remainder of the year.
Investing Activities from Continuing Operations
     Details of cash provided (used) by investing activities from continuing operations are as follows (millions):

	Nine Months Ended September 30,
	2009	2008
		(recast)
Investments in available-for-sale securities	$(4)	$(17)
Investments and acquisitions, net of cash acquired:
Repurchase of Google’s 5% interest in AOL	(283)	-
CME	(244)	-
Bebo	(8)	(851)
The Reserve Fund	-	(330)
buy.at	-	(125)
All other	(181)	(396)
Capital expenditures and product development costs	(464)	(556)
Proceeds from the Special Dividend	9,253	-
Proceeds from the sale of available-for-sale securities	50	15
All other investment and sale proceeds	242	242

Cash provided (used) by investing activities from continuing operations	$8,361	$(2,018)

     Cash provided by investing activities from continuing operations was $8.361 billion for the nine months ended September 30, 2009 compared to cash used by investing activities from continuing operations of $2.018 billion for the nine months ended September 30, 2008. The change in cash provided (used) by investing activities from continuing operations was primarily due to the receipt of the Company’s portion of the Special Dividend, a decline in investments and acquisitions and lower capital expenditures and product development costs.
Financing Activities from Continuing Operations
     Details of cash used by financing activities from continuing operations are as follows (millions):

	Nine Months Ended September 30,
	2009	2008
		(recast)
Borrowings(a)	$3,542	$25,719
Debt repayments(a)	(8,014)	(27,026)
Proceeds from the exercise of stock options	23	125
Excess tax benefit on stock options	-	3
Principal payments on capital leases	(38)	(31)
Repurchases of common stock	(676)	(332)
Dividends paid	(676)	(675)
Other financing activities	(59)	(20)

Cash used by financing activities from continuing operations	$(5,898)	$(2,237)

(a)	The Company reflects borrowings under its bank credit agreements on a gross basis and short-term commercial paper on a net basis in the consolidated statement of cash flows.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Cash used by financing activities from continuing operations increased to $5.898 billion for the nine months ended September 30, 2009 from $2.237 billion for the nine months ended September 30, 2008. The change in cash used by financing activities from continuing operations was primarily due to an increase in net debt repayments. The Company used a portion of the $9.253 billion it received from the payment of the Special Dividend to repay in full its $2.0 billion three-year unsecured term loan facility (plus accrued interest) and repay all amounts outstanding under the Revolving Facility (defined below).
Cash Flows from Discontinued Operations
     Details of cash used by discontinued operations are as follows (millions):

	Nine Months Ended September 30,
	2009	2008
		(recast)
Cash provided by operations from discontinued operations	$532	$3,849
Cash used by investing activities from discontinued operations	(622)	(3,094)
Cash provided (used) by financing activities from discontinued operations	(5,224)	2,092
Effect of change in cash and equivalents of discontinued operations	5,262	(2,858)

Cash used by discontinued operations	$(52)	$(11)

     For the nine months ended September 30, 2009, cash used by discontinued operations primarily reflected cash activity of TWC through its separation from the Company on March 12, 2009, and, for the nine months ended September 30, 2008, it primarily reflects cash activity of TWC for the entire nine-month period. The cash used by financing activities from discontinued operations of $5.224 billion for the nine months ended September 30, 2009 reflects the payment of the Special Dividend, partially offset by an increase in borrowings.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Outstanding Debt and Other Financing Arrangements
Outstanding Debt and Committed Financial Capacity
     At September 30, 2009, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $31.624 billion. Of this committed capacity, $14.029 billion was unused and $17.500 billion was outstanding as debt. At September 30, 2009, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

				Unused
	Committed	Letters of	Outstanding	committed
	Capacity(a)	Credit(b)	Debt(c)	capacity

Cash and equivalents	$7,126	$-	$-	$7,126
Revolving bank credit agreement and commercial paper program	6,900	88	-	6,812
Floating-rate public debt(d)	2,000	-	2,000	-
Fixed-rate public debt	15,227	-	15,227	-
Other obligations(e)(f)	371	7	273	91

Total	$31,624	$95	$17,500	$14,029

(a)
The bank credit agreements, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted average maturity of 11.0 years as of September 30, 2009.

(b)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(c)	Represents principal amounts adjusted for premiums and discounts.
(d)	The Company has classified $2.000 billion in debt of Time Warner due within the next twelve months as short-term in the accompanying consolidated balance sheet.
(e)	Includes committed financings by subsidiaries under local bank credit agreements.
(f)	Includes debt due within the next twelve months of $90 million that relates to capital lease and other obligations.
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
     In connection with the proposed plan of reorganization of Six Flags, in October 2009, TW-SF LLC agreed to provide the Acquisition Corporations a new 5-year multiple draw credit facility of up to $150 million, which the Acquisition Corporations would be able to use only to fund their obligations to purchase certain limited partnership units of the Partnerships. The new credit facility, which is subject to a number of conditions precedent, including a final order confirming the plan of reorganization, would be in addition to the existing TW Loan. New loans drawn under the facility would mature 5 years from their respective funding date. Interest will accrue at a rate at least equal to a LIBOR floor of 250 basis points plus a spread of 100 basis points over the applicable margin for a new Six Flags’ senior term credit facility, which will close simultaneously with the closing of this facility.
     Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under these Guaranteed Obligations and no liability for the arrangements has been recognized at September 30, 2009. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Programming Licensing Backlog
     Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $4.7 billion and $4.1 billion at September 30, 2009 and December 31, 2008, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment in the amount of $1.1 billion and $967 million at September 30, 2009 and December 31, 2008, respectively.
Customer Credit Risk
     Credit risk in the Company’s businesses originates from sales of various products and services and is dispersed among many different counterparties. At September 30, 2009, no single customer of the Company had a receivable balance that was greater than 5% of the Company’s total net receivables. As a result of the current economic environment, a number of customers that purchase products and services from the Company are experiencing financial challenges (including bankruptcy in some cases). It is possible that some of these customers may not pay amounts owed or expected. It is also possible that these customers or others may not have the financial means to purchase the Company’s products or services in the future. If these events occur, they could have an adverse impact on the Company’s operating results and cash flows.
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
     Various factors could adversely affect the operations, business or financial results of Time Warner or its business segments in the future and cause Time Warner’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2008 Form 10-K and in Item 1A, “Risk Factors,” in the June 2009 Form 10-Q, which should be read in conjunction with this report, and in Time Warner’s other filings made from time to time with the SEC after the date of this report. In addition, Time Warner operates in highly competitive, consumer and technology-driven and rapidly changing media, entertainment and interactive services. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Time Warner’s actual results could differ materially from management’s expectations because of changes in such factors.
     Further, for Time Warner generally, lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments may result in Time Warner’s inability to realize the value of recorded intangibles and goodwill at those segments. In addition, achieving the Company’s financial objectives, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in the 2008 Form 10-K and in Item 1A, “Risk Factors,” in the June 2009 Form 10-Q, as well as:
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
Changes in Internal Control Over Financial Reporting
     During the quarter ended September 30, 2009, the Company’s Filmed Entertainment segment outsourced certain information technology processes and controls to two third party service providers and expects to continue to outsource additional information technology processes and controls through the end of 2009. The outsourced processes and controls primarily included the programming and management of applications, databases, servers, and the segment’s information technology network. The Filmed Entertainment segment has implemented controls and monitoring procedures over the third party service providers’ processes and controls. Except for the described outsourcing at the Filmed Entertainment segment, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited; millions, except per share amounts)

	September 30,	December 31,
	2009	2008
		(recast)
ASSETS
Current assets
Cash and equivalents	$7,126	$1,233
Receivables, less allowances of $1,799 and $2,269	4,833	5,664
Inventories	1,892	1,842
Deferred income taxes	704	624
Prepaid expenses and other current assets	697	772
Current assets of discontinued operations	-	6,480

Total current assets	15,252	16,615

Noncurrent inventories and film costs	5,658	5,339
Investments, including available-for-sale securities	1,174	1,036
Property, plant and equipment, net	4,691	4,896
Intangible assets subject to amortization, net	3,470	3,564
Intangible assets not subject to amortization	7,831	7,728
Goodwill	31,978	32,428
Other assets	1,212	1,220
Noncurrent assets of discontinued operations	-	41,231

Total assets	$71,266	$114,057

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,084	$8,194
Deferred revenue	970	1,012
Debt due within one year	2,090	2,066
Current liabilities of discontinued operations	2	2,865

Total current liabilities	11,146	14,137

Long-term debt	15,410	19,889
Deferred income taxes	1,447	974
Deferred revenue	269	266
Other noncurrent liabilities	6,506	6,801
Noncurrent liabilities of discontinued operations	-	26,320
Commitments and Contingencies (Note 12)

Equity
Time Warner common stock, $0.01 par value, 1.632 billion and 1.630 billion shares issued and 1.171 billion and 1.196 billion shares outstanding	16	16
Paid-in-capital	161,483	169,564
Treasury stock, at cost (461 million and 434 million shares)	(26,535)	(25,836)
Accumulated other comprehensive loss, net	(1,047)	(1,676)
Accumulated deficit	(97,775)	(99,780)

Total Time Warner Inc. shareholders’ equity	36,142	42,288
Noncontrolling interests (including $0 and $2,751 attributable to discontinued operations)	346	3,382

Total equity	36,488	45,670

Total liabilities and equity	$71,266	$114,057

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited; millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	9/30/09	9/30/08	9/30/09	9/30/08
		(recast)		(recast)
Revenues:
Subscription	$2,562	$2,584	$7,669	$7,800
Advertising	1,632	1,856	4,943	5,763
Content	2,754	2,906	7,680	8,278
Other	187	233	597	677

Total revenues	7,135	7,579	20,889	22,518
Costs of revenues	(3,924)	(4,103)	(11,645)	(12,612)
Selling, general and administrative	(1,612)	(1,726)	(4,862)	(5,225)
Amortization of intangible assets	(115)	(140)	(348)	(387)
Restructuring costs	(39)	(20)	(175)	(168)
Asset impairments	(57)	(39)	(57)	(57)
Loss on sale of assets	-	(3)	(33)	(3)

Operating income	1,388	1,548	3,769	4,066
Interest expense, net	(297)	(321)	(904)	(999)
Other income (loss), net	(51)	29	(71)	(21)

Income from continuing operations before income taxes	1,040	1,256	2,794	3,046
Income tax provision	(377)	(487)	(1,042)	(1,147)

Income from continuing operations	663	769	1,752	1,899
Discontinued operations, net of tax	(1)	355	130	890

Net income	662	1,124	1,882	2,789
Less Net income attributable to noncontrolling interests	(1)	(57)	(41)	(159)

Net income attributable to Time Warner Inc. shareholders	$661	$1,067	$1,841	$2,630

Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$662	$761	$1,736	$1,873
Discontinued operations, net of tax	(1)	306	105	757

Net income	$661	$1,067	$1,841	$2,630

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$0.56	$0.64	$1.45	$1.57
Discontinued operations	-	0.25	0.09	0.63

Basic net income per common share	$0.56	$0.89	$1.54	$2.20

Average basic common shares outstanding	1,179.9	1,194.8	1,190.4	1,193.7

Diluted income per common share from continuing operations	$0.55	$0.63	$1.45	$1.56
Discontinued operations	-	0.26	0.08	0.63

Diluted net income per common share	$0.55	$0.89	$1.53	$2.19

Average diluted common shares outstanding	1,193.3	1,202.1	1,199.7	1,200.9

Cash dividends declared per share of common stock	$0.1875	$0.1875	$0.5625	$0.5625

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30,
(Unaudited; millions)

	2009	2008
		(recast)
OPERATIONS
Net income	$1,882	$2,789
Less Discontinued operations, net of tax	130	890

Net income from continuing operations	1,752	1,899
Adjustments for noncash and nonoperating items:
Depreciation and amortization	1,060	1,125
Amortization of film and television costs	4,817	4,331
Asset impairments	57	57
Gain (loss) on investments and other assets, net	24	12
Equity in losses of investee companies, net of cash distributions	53	28
Equity-based compensation	151	167
Deferred income taxes	138	154
Changes in operating assets and liabilities, net of acquisitions	(4,570)	(3,527)

Cash provided by operations from continuing operations	3,482	4,246

INVESTING ACTIVITIES
Investments in available-for-sale securities	(4)	(17)
Investments and acquisitions, net of cash acquired	(716)	(1,702)
Capital expenditures and product development costs	(464)	(556)
Investment proceeds from available-for-sale securities	50	15
Proceeds from the Special Dividend paid by Time Warner Cable Inc.	9,253	-
Other investment proceeds	242	242

Cash provided (used) by investing activities from continuing operations	8,361	(2,018)

FINANCING ACTIVITIES
Borrowings	3,542	25,719
Debt repayments	(8,014)	(27,026)
Proceeds from exercise of stock options	23	125
Excess tax benefit on stock options	-	3
Principal payments on capital leases	(38)	(31)
Repurchases of common stock	(676)	(332)
Dividends paid	(676)	(675)
Other financing activities	(59)	(20)

Cash used by financing activities from continuing operations	(5,898)	(2,237)

Cash provided (used) by continuing operations	5,945	(9)

Cash provided by operations from discontinued operations	532	3,849
Cash used by investing activities from discontinued operations	(622)	(3,094)
Cash provided (used) by financing activities from discontinued operations	(5,224)	2,092
Effect of change in cash and equivalents of discontinued operations	5,262	(2,858)

Cash used by discontinued operations	(52)	(11)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	5,893	(20)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,233	1,285

CASH AND EQUIVALENTS AT END OF PERIOD	$7,126	$1,265

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF EQUITY
Nine Months Ended September 30,
(Unaudited; millions, except per share amounts)

	2009			2008
	Time Warner	Noncontrolling		Time Warner	Noncontrolling
	Shareholders	Interests	Total Equity	Shareholders	Interests	Total Equity
					(recast)
BALANCE AT BEGINNING OF PERIOD	$42,288	$3,382	$45,670	$58,536	$4,322	$62,858
Net income	1,841	41	1,882	2,630	159	2,789
Other comprehensive income	239	-	239	(398)	(3)	(401)

Comprehensive income	2,080	41	2,121	2,232	156	2,388
Cash dividends ($0.5625 per common share)	(676)	-	(676)	(675)	-	(675)
Common stock repurchases	(699)	-	(699)	(299)	-	(299)
Impact of adopting new accounting pronouncements(a)	-	-	-	(13)	-	(13)
Time Warner Cable Inc. Special Dividend	-	(1,603)	(1,603)	-	-	-
Time Warner Cable Inc. Spin-off	(6,822)	(1,167)	(7,989)	-	-	-
Repurchase of Google’s interest in AOL	9	(292)	(283)	-	-	-
Other	(38)	(15)	(53)	155	11	166

BALANCE AT END OF PERIOD	$36,142	$346	$36,488	$59,936	$4,489	$64,425

(a)
For the nine months ended September 30, 2008, amount reflects the impact of adopting recent accounting guidance related to the accounting for collateral assignment and endorsement split-dollar life insurance arrangements.

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
Changes in Basis of Presentation
     The 2008 financial information has been recast so that the basis of presentation is consistent with that of the 2009 financial information. This recast reflects (i) the financial condition and results of operations of Time Warner Cable Inc. (“TWC”) as discontinued operations for all periods presented, (ii) the adoption of recent accounting guidance pertaining to noncontrolling interests, (iii) the adoption of recent accounting guidance pertaining to participating securities and (iv) the 1-for-3 reverse stock split of the Company’s common stock that became effective on March 27, 2009.
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
Noncontrolling Interests
     On January 1, 2009, the Company adopted recent accounting guidance for noncontrolling interest in a consolidated subsidiary, including the accounting treatment applicable upon the deconsolidation of a subsidiary. This guidance is being applied prospectively, except for the provisions related to the presentation of noncontrolling interests, which are being applied retrospectively. As of September 30, 2009 and December 31, 2008, noncontrolling interests of $346 million and $3.382 billion, respectively, have been classified as a component of equity in the consolidated balance sheet. For the three and nine months ended September 30, 2009, net income attributable to noncontrolling interests of $1 million and $41 million, respectively, and for the three and nine months ended September 30, 2008, net income attributable to noncontrolling interests of $57 million and $159 million, respectively, are included in net income. The Company’s adoption of this guidance did not affect earnings per share amounts in prior periods.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities
     On January 1, 2009, the Company adopted recent accounting guidance which requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents (such as restricted stock units granted by the Company) be considered participating securities. Because the awards are participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share (the “Two-Class Method”). The Company’s adoption of this guidance did not affect earnings per share amounts in prior periods.
Basis of Presentation
Basis of Consolidation
     The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of Time Warner and all voting interest entities (“VIE”) in which Time Warner has a controlling voting interest (“subsidiaries”). In addition, an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties is referred to as a VIE. The primary beneficiary of a VIE is the party that absorbs the majority of the entity’s expected losses, receives the majority of its expected residual returns, or both, as a result of holding variable interests. As such, the Company consolidates those VIEs of which it is the primary beneficiary. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
     The Company’s investments in entities determined to be VIEs principally consisted of certain investments in its Networks segment, primarily HBO Asia and HBO South Asia (collectively “HBO Asia”) and HBO Latin America Group (“HBO LAG”). For the three and nine months ended September 30, 2009, HBO Asia and HBO LAG collectively had revenues of $127 million and $351 million, respectively, and operating income of $15 million and $56 million, respectively. As of September 30, 2009, total assets, liabilities and noncontrolling interest attributable to HBO Asia and HBO LAG were $889 million (including goodwill and intangible assets of $659 million), $158 million and $386 million, respectively. Such amounts are included in the consolidated statement of operations and consolidated balance sheet. See “Recent Accounting Standards Not Yet Adopted” for a description of amendments to the guidance on the accounting for VIEs.
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
Reclassifications
     Certain reclassifications have been made to the prior year information to conform to the September 30, 2009 presentation of the components of inventory.
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
Recent Accounting Guidance Adopted in 2009
     In addition to the adoption of accounting guidance related to (i) the accounting for noncontrolling interests and (ii) the accounting for share-based payment awards that are considered participating securities and their impact on earnings per share as discussed in “Changes in Basis of Presentation,” the Company has also adopted the following accounting guidance in 2009:
Subsequent Events
     On April 1, 2009, the Company adopted on a prospective basis guidance related to the accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. For the three and nine months ended September 30, 2009, the Company evaluated, for potential recognition and disclosure, events that occurred prior to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 on November 4, 2009. The adoption of this guidance did not affect the Company’s historical consolidated financial statements.
Interim Disclosures about Fair Value of Financial Instruments
     On April 1, 2009, the Company adopted on a prospective basis guidance that requires disclosures regarding the fair value of financial instruments in interim financial statements, as well as in annual financial statements. The adoption of this guidance did not affect the Company’s historical consolidated financial statements.
Recognition and Presentation of Other-Than-Temporary-Impairments
     On April 1, 2009, the Company adopted on a prospective basis guidance that clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The adoption of this guidance did not affect the Company’s historical consolidated financial statements.
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
     On April 1, 2009, the Company adopted on a prospective basis guidance that provides additional guidance for estimating fair value of a financial instrument when the volume and level of activity for the asset or liability have significantly decreased. Also, this guidance includes information on identifying circumstances that indicate if a transaction is not orderly (i.e., a forced liquidation or distressed sale). The adoption of this guidance did not affect the Company’s historical consolidated financial statements.
Fair Value Measurements
     On January 1, 2009, the Company adopted guidance on a prospective basis related to fair value measurements pertaining to nonfinancial assets and liabilities. This guidance establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. On January 1, 2008, the Company adopted this guidance as it pertains to the accounting for financial assets and liabilities as well as other

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
assets and liabilities carried at fair value on a recurring basis. The adoption of this guidance did not affect the Company’s historical consolidated financial statements. For more information, see Note 4.
Business Combinations
     On January 1, 2009, the Company adopted guidance related to the accounting for business combinations and is applying such guidance prospectively to business combinations that have an acquisition date on or after January 1, 2009. This guidance establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after purchase accounting is completed will be recognized in earnings rather than as an adjustment to the cost of an acquisition. This accounting treatment for deferred tax asset valuation allowances and acquired income tax uncertainties is applicable to acquisitions that occur both prior and subsequent to the Company’s adoption of this guidance. The adoption of this guidance did not affect the Company’s historical consolidated financial statements.
Disclosures about Derivative Instruments and Hedging Activities
     On January 1, 2009, the Company adopted on a prospective basis guidance that expands the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of this guidance did not affect the Company’s historical consolidated financial statements. For more information, see Note 10.
Accounting for Collaborative Arrangements
     On January 1, 2009, the Company adopted guidance that defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and third parties. The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. In most cases, the form of the arrangement is the sale of an economic interest in a film to an investor. The Filmed Entertainment segment generally records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, in each period the Company reflects in the statement of operations either a charge or benefit to costs of revenues to reflect the estimate of the third-party investor’s interest in the profits or losses incurred on the film. The estimate of the third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues. For the three months ended September 30, 2009 and 2008, participation costs of $43 million and $191 million, respectively, were recorded in costs of revenues and net amounts received from collaborators for which capitalized film costs were reduced was $2 million and $98 million, respectively. For the nine months ended September 30, 2009 and 2008, participation costs of $220 million and $415 million, respectively, were recorded in costs of revenues and net amounts received from collaborators for which capitalized film costs were reduced was $144 million and $206 million, respectively. As of September 30, 2009 and December 31, 2008, the net amount due to collaborators for their share of participations was $239 million and $276 million, respectively, and was recorded in participations payable in the consolidated balance sheet. This guidance did not affect the Company’s historical consolidated financial statements.
Recent Accounting Guidance Not Yet Adopted
Multiple-Deliverable Revenue Arrangements
     In October 2009, new guidance was issued related to the accounting for multiple-deliverable revenue arrangements. This new guidance amends the existing guidance for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. This guidance will become effective

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
on a prospective basis for Time Warner on January 1, 2011. The adoption of these new rules is not expected to have a material impact on the Company’s consolidated financial statements.
Accounting for Transfers of Financial Assets
     In June 2009, new guidance was issued related to the accounting for transfers of financial assets. These new provisions eliminate the concept of a qualifying special-purpose entity and eliminate the exception from applying existing accounting guidance related to VIEs that were previously considered qualifying special-purpose entities. This new guidance will become effective for Time Warner on January 1, 2010. The Company is currently evaluating the impact that the adoption of this new guidance is expected to have on the way the Company accounts for its securitization programs in its consolidated financial statements.
Amendments to VIE Guidance
     In June 2009, new guidance was issued that amends the definition of the primary beneficiary of a VIE and will require the Company to assess each reporting period if any of the Company’s variable interests give it a controlling financial interest in the applicable VIE. This new guidance will become effective for Time Warner on January 1, 2010. The Company is currently evaluating the impact this new guidance is expected to have on the way the Company accounts for its VIEs and securitization programs in its consolidated financial statements.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Set forth below is a reconciliation of basic and diluted income per common share from continuing operations (millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	9/30/2009	9/30/2008	9/30/2009	9/30/2008
		(recast)		(recast)
Income from continuing operations attributable to Time Warner Inc. shareholders	$662	$761	$1,736	$1,873
Income allocated to participating securities (restricted stock and restricted stock units)	(2)	(1)	(7)	(3)

Income from continuing operations attributable to Time Warner Inc. common shareholders — basic	$660	$760	$1,729	$1,870

Average number of common shares outstanding — basic	1,179.9	1,194.8	1,190.4	1,193.7
Dilutive effect of equity awards	13.4	7.3	9.3	7.2

Average number of common shares outstanding — diluted	1,193.3	1,202.1	1,199.7	1,200.9

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$0.56	$0.64	$1.45	$1.57
Diluted	$0.55	$0.63	$1.45	$1.56
     Diluted income per common share for the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2008 excludes approximately 148 million and 162 million, respectively, and 128 million and 130 million, respectively, common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2. BUSINESS ACQUISITIONS, DISPOSITIONS AND RELATED TRANSACTIONS
HBO Central Europe Acquisition
     On October 14, 2009, HBO entered into an agreement to purchase its partners’ interests in the HBO Central Europe (“HBO CE”) joint venture for approximately $160 million in cash. HBO CE operates the HBO and Cinemax premium pay television programming services serving 11 territories in Central Europe. The closing of the transaction is subject to customary closing conditions, including the receipt of regulatory approvals, and is expected to occur in the first quarter of 2010. HBO currently owns a 33 1/3% interest in HBO CE, and upon closing, this transaction will result in HBO owning 100% of the interests of HBO CE.
AOL Separation from Time Warner
     As noted above, on May 28, 2009, Time Warner announced that its Board of Directors has authorized management to proceed with plans for the complete legal and structural separation of AOL from Time Warner (the “AOL Separation”). The AOL Separation is currently expected to be effected as a spin-off of AOL Holdings LLC, a wholly-owned subsidiary that has been converted to a corporation and renamed AOL Inc. In the AOL Separation, Time Warner will distribute all of its AOL Inc. common stock to Time Warner shareholders, and AOL will become an independent, publicly traded company.
     On July 8, 2009, the Company repurchased Google’s 5% interest in AOL for $283 million in cash, which amount included a payment in respect of Google’s pro rata share of cash distributions to Time Warner by AOL attributable to the period of Google’s investment in AOL. After repurchasing this stake, Time Warner currently owns 100% of AOL.
     The AOL Separation is contingent on the satisfaction or waiver of a number of conditions, including the effectiveness of a registration statement on Form 10 that AOL filed with the Securities and Exchange Commission (the “SEC”) on July 27, 2009 in connection with the transaction. Time Warner expects to complete the AOL Separation in the fourth quarter of 2009.
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
     At the time of closing, Tim Armstrong, AOL’s Chairman and Chief Executive Officer, held, indirectly through Polar Capital Group, LLC (“Polar Capital”) (a private investment company which he founded), economic interests in Patch that entitled him to receive approximately 75% of the transaction consideration. Mr. Armstrong’s original investment in Patch, made in December 2007 through Polar Capital, was approximately $4.5 million. In connection with the transaction, Mr. Armstrong, through Polar Capital, waived his right to receive any transaction consideration in excess of his original $4.5 million investment, opting to accept only the return of his initial investment. In addition, Mr. Armstrong elected to return the $4.5 million (approximately $450,000 of which is being held in the indemnity escrow account for a year) that he was entitled to receive in connection with the transaction to AOL, to be held by AOL until after the AOL Separation. As soon as legally permissible, following the AOL Separation, AOL will cause to be issued to Polar Capital an amount of AOL Inc. common stock equivalent to $4.5 million (less any amounts held in the indemnity escrow account) based on an average of the high and low market prices on the relevant trading day. The issuance of shares of AOL Inc. common stock to Polar Capital will be exempt from registration under Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering. The payment to Polar Capital of the $4.5 million of consideration is not contingent on the continued employment of Mr. Armstrong with AOL.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     An appraisal of the value of the business was performed by an independent financial advisory firm to determine that the consideration paid by AOL was within a reasonable range of the fair value of Patch. The Patch acquisition did not significantly affect the Company’s consolidated financial results for the three and nine months ended September 30, 2009.
CME Investment
     On May 18, 2009, the Company completed an investment in Central European Media Enterprises Ltd. (“CME”), in which the Company received a 31% economic interest and a 38% voting interest, for $244 million in cash. CME is a broadcasting company operating leading networks in seven Central and Eastern European countries. In connection with its investment, Time Warner has agreed to allow CME founder and Non-Executive Chairman Ronald S. Lauder to vote Time Warner’s shares of CME for at least four years, subject to certain exceptions. Also, Mr. Lauder has agreed to support Time Warner’s appointment of two designees to CME’s board of directors. The Company’s investment in CME is being accounted for under the cost method of accounting.
Summary of Discontinued Operations
     Discontinued operations for the three months ended September 30, 2009, reflect a loss of $1 million related to Warner Music Group tax indemnifications. Discontinued operations for the nine months ended September 30, 2009 and the three and nine months September 30, 2008 primarily reflect the financial condition and results of operations of TWC. Financial data for discontinued operations for the nine months ended September 30, 2009 and the three and nine months ended September 30, 2008 is as follows (millions, except per share amounts):

	Three Months
	Ended	Nine Months Ended
	9/30/08	9/30/09	9/30/08
	(recast)		(recast)

Total revenues	$4,340	$3,443	$12,798

Pretax income	562	291	1,513
Income tax provision	(207)	(161)	(623)

Net income	$355	$130	$890

Net income attributable to Time Warner Inc. shareholders	$306	$105	$757

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income per common share	$0.25	$0.09	$0.63

Average common shares outstanding - basic	1,194.8	1,190.4	1,193.7

Diluted net income per common share	$0.26	$0.08	$0.63

Average common shares outstanding - diluted	1,202.1	1,199.7	1,200.9

     Discontinued operations for the nine months ended September 30, 2009 included direct transaction costs (e.g., legal and professional fees) related to the separation of TWC of $75 million, and for the three and nine months ended September 30, 2008, included such direct transaction and financing costs of $53 million and $102 million, respectively. The Networks segment of Time Warner recognized approximately $170 million of Subscription revenues from TWC in 2009 through the Distribution Record Date and $210 million and $630 million, respectively, for the three and nine months ended September 30, 2008.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3.  INVENTORIES AND FILM COSTS
     Inventories and film costs consist of (millions):

	September 30,	December 31,
	2009	2008
Inventories:
Programming costs, less amortization	$3,372	$3,206
DVDs, books, paper and other merchandise	365	408

Total inventories(a)	3,737	3,614
Less: current portion of inventory	(1,892)	(1,842)

Total noncurrent inventories	1,845	1,772

Film costs — Theatrical:
Released, less amortization	744	767
Completed and not released	331	364
In production	983	713
Development and pre-production	144	76

Film costs — Television:
Released, less amortization	850	922
Completed and not released	207	224
In production	547	499
Development and pre-production	7	2

Total film costs	3,813	3,567

Total noncurrent inventories and film costs	$5,658	$5,339

(a)
Does not include $1.857 billion and $2.160 billion of net film library costs as of September 30, 2009 and December 31, 2008, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheet. The decrease in 2009 includes an adjustment of $174 million representing a change in cumulative participations payable with respect to film library titles at Warner Bros., which was recognized as a reduction to the related film cost.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4.  FAIR VALUE MEASUREMENTS
     A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2009 (millions):

	Fair Value Measurements as of September 30, 2009 Using
		Quoted Market
		Prices in Active		Significant
	Fair Value	Markets for	Significant Other	Unobservable
	as of	Identical Assets	Observable Inputs	Inputs
	September 30,
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Trading securities	$250	$246	$4	$-
Available-for-sale securities	41	10	31	-
Derivatives	34	5	-	29
Liabilities:
Derivatives	(91)	-	(91)	-

Total	$234	$261	$(56)	$29

     The Company primarily applies the market approach for valuing recurring fair value measurements.
     The following table reconciles the beginning and ending balances of assets classified as Level 3 measurements and identifies the net income (losses) the Company recognized during the nine months ended September 30, 2009 on such assets and liabilities that were included in the balance as of September 30, 2009 (millions):

Derivatives

Balance as of January 1, 2009	$1
Total gains (losses):
Included in net income	12
Included in other comprehensive income	-
Purchases, issuances and settlements	16
Transfers in and/or out of Level 3	-

Balance as of September 30, 2009	$29

Total gain for the nine months ended September 30, 2009 included in net income related to assets still held as of September 30, 2009	$12

     Gains and losses recognized for assets and liabilities valued using significant unobservable inputs are reported in investment losses, net, in other income (loss), net (Note 13).
Other Financial Instruments
     Based on the interest rates prevailing at September 30, 2009, the fair value of Time Warner’s debt exceeds its carrying value by approximately $1.5 billion. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of such instruments. However, differences exist between the carrying value and fair value of the Company’s other financial instruments, but these differences are not significant at September 30,

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2009. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market. In cases where quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.
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
     As it relates to film production costs, upon the occurrence of an event or change in circumstance that may indicate that the fair value of a film is less than its unamortized costs, the Company determines the fair value of the film and writes off to the consolidated statement of operations the amount by which the unamortized capitalized costs exceed the film’s fair value. Some of these events or changes in circumstance include: (i) an adverse change in the expected performance of a film prior to its release, (ii) actual costs substantially in excess of budgeted costs, (iii) substantial delays in completion or release schedules, (iv) changes in release plans, (v) insufficient funding or resources to complete the film and to market it effectively and (vi) the failure of actual performance subsequent to release to meet that which had been expected prior to release. When required to determine the fair value of its films, the Company employs a discounted cash flow methodology with assumptions for cash flows for periods not exceeding 10 years. The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular film. The fair value of any film costs associated with a film that management plans to abandon is zero. As the primary determination of fair value is determined using a discounted cash flow model, the resulting fair value is considered a Level 3 input. During the three and nine months ended September 30, 2009, certain film production costs, which were recorded as inventory in the consolidated balance sheet, were written down to zero and $43 million, respectively, from their carrying values of $3 million and $120 million, respectively.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
5.  LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
     Committed financing capacity and long-term debt consists of (millions):

	Weighted
	Average
	Interest				2009
	Rate at		2009		Unused	Outstanding Debt (c)
	September		Committed	Letters of	Committed	September	December 31,
	30, 2009	Maturities	Capacity (a)	Credit (b)	Capacity	30, 2009	2008
							(recast)
Cash and equivalents			$7,126	$-	$7,126
Revolving bank credit agreement and commercial paper program	-	2011	6,900	88	6,812	$-	$4,490
Floating-rate public debt	0.68%	2009	2,000	-	-	2,000	2,000
Fixed-rate public debt	7.14%	2011-2036	15,227	-	-	15,227	15,227
Other obligations(d)	7.21%		371	7	91	273	238

Subtotal			31,624	95	14,029	17,500	21,955
Debt due within one year			(2,090)	-	-	(2,090)	(2,066)

Total			$29,534	$95	$14,029	$15,410	$19,889

(a)
The bank credit agreements, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted average maturity of 11.0 years as of September 30, 2009.

(b)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.

(c)
Represents principal amounts adjusted for premiums and discounts. The weighted-average interest rate on Time Warner’s total debt was 6.41% at September 30, 2009 and 5.51% at December 31, 2008. The Company’s public debt matures as follows: $2.000 billion in 2009, $0 in 2010, $2.000 billion in 2011, $2.000 billion in 2012, $1.300 billion in 2013 and $10.031 billion thereafter.

(d)	Amount consists of capital lease and other obligations, including committed financings by subsidiaries under local bank credit agreements.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Common Stock Repurchase Program
     On July 26, 2007, Time Warner’s Board of Directors authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through September 30, 2009, the Company repurchased approximately 77 million shares of common stock for approximately $3.5 billion pursuant to trading programs under Rule 10b5-1 of the Exchange Act. This number included approximately 26 million shares of common stock purchased for approximately $699 million during the nine months ended September 30, 2009.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
7.  EQUITY-BASED COMPENSATION
     The Company has one active equity plan under which it is authorized to grant equity awards to employees and non-employee directors, covering an aggregate of 67 million shares of Time Warner common stock. Options have been granted to employees and non-employee directors of Time Warner with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. For the nine months ended September 30, 2009, the Company granted approximately 10 million stock options at a weighted-average grant date fair value per option of $5.05 ($3.13 net of tax). For the nine months ended September 30, 2008, the Company granted approximately 10 million stock options at a weighted-average grant date fair value per option of $12.36 ($7.66 net of tax). The table below presents the weighted-average values of the assumptions used to value stock options at their grant date.

	Nine Months Ended
	9/30/09	9/30/08
Expected volatility	35.2%	28.7%
Expected term to exercise from grant date	6.11 years	5.96 years
Risk-free rate	2.5%	3.2%
Expected dividend yield	4.4%	1.7%
     Pursuant to this equity plan, Time Warner may also grant shares of common stock or restricted stock units (“RSUs”), which generally vest between three to five years from the date of grant, to its employees and non-employee directors. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. Holders of restricted stock and RSU awards are generally entitled to receive cash dividends or dividend equivalents, respectively, paid by the Company during the period of time that the restricted stock or RSU awards are unvested. For the nine months ended September 30, 2009, the Company granted approximately 5 million RSUs at a weighted-average grant date fair value per RSU of $22.14 ($13.73 net of tax). For the nine months ended September 30, 2008, the Company granted approximately 4 million RSUs at a weighted-average grant date fair value per RSU of $44.76 ($27.75 net of tax).
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
     PSUs granted in 2009 will be paid out in a number of shares of Common Stock based on (i) the Company’s TSR relative to the other companies in the S&P 500 Index and (ii) the Company’s growth in adjusted earnings per share (“EPS”) relative to the growth in adjusted EPS of the other companies in the S&P 500 Index, in each case over a three-year performance period. Depending on the Company’s TSR ranking and adjusted EPS growth ranking relative to the other companies in the S&P 500 Index, a recipient of a PSU will receive between 0% and 200% of his or her target award following the three-year performance period. If (i) the Company’s TSR ranking and adjusted EPS growth ranking are both below the 50th percentile or (ii) the Company’s TSR ranking is at or above the 50th percentile, then the percentage of a participant’s target PSUs that will vest will be based on the Company’s TSR ranking for the performance period. If the Company’s TSR ranking is below the 50th percentile and its adjusted EPS growth ranking is at or above the 50th percentile, the percentage of a participant’s target PSUs that will vest will be the average of (i) the percentage of target PSUs that would vest based on the Company’s TSR ranking during the performance period and (ii) 100%. Based on market data as of September 30, 2009, the PSUs granted in 2009, 2008 and 2007 are tracking at a level that, if maintained, would result in the award of 129%, 116% and 67%, respectively, of target PSUs granted.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     PSU holders do not receive payments or accruals of dividends or dividend equivalents for regular cash dividends paid by the Company while the PSU is outstanding. Participants who are terminated by the Company other than for cause or who terminate their own employment for good reason or due to retirement or disability are generally entitled to a pro rata portion of the PSUs that would otherwise vest at the end of the performance period. For the nine months ended September 30, 2009, the Company granted approximately 0.2 million target PSUs at a weighted-average grant date fair value per PSU of $23.67 ($14.68 net of tax). For the nine months ended September 30, 2008, the Company granted approximately 0.4 million target PSUs at a weighted-average grant date fair value per PSU of $52.59 ($32.61 net of tax).
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
     Compensation expense recognized for equity-based compensation plans for the three and nine months ended September 30, 2009 and 2008 is as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/09	9/30/08	9/30/09	9/30/08
		(recast)		(recast)
Stock options	$17	$24	$62	$83
Restricted stock, restricted stock units and performance stock units	24	23	89	85

Total impact on Operating Income	$41	$47	$151	$168

Tax benefit recognized	$15	$17	$57	$63

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Upon the exercise of Time Warner stock options and the vesting of Time Warner RSUs held by TWC employees, TWC is obligated to reimburse Time Warner for the intrinsic value of the applicable award. As a result of the TWC Separation, TWC is no longer considered a related party. Accordingly, on the Distribution Record Date, the Company established an asset of $16 million for the estimated fair value (determined using the Black-Scholes option pricing model) of outstanding equity awards held by TWC employees, with an offsetting adjustment to Time Warner Inc. shareholders’ equity in the consolidated balance sheet. The estimated receivable from TWC fluctuates with the fair value and number of outstanding equity awards and the resulting change is recorded in other income (loss), net, in the consolidated statement of operations. As of September 30, 2009, the estimated receivable was $29 million.
     In connection with the AOL Separation, and as provided for in the Company’s equity plans, the number of stock options, RSUs and target PSUs outstanding at the separation and the exercise prices of such stock options will be adjusted to maintain the fair value of those awards. The changes in the number of equity awards and the exercise prices will be determined by comparing the fair value of such awards immediately prior to the AOL Separation to the fair value of such awards immediately after the AOL Separation. The modifications to the outstanding equity awards will be made pursuant to existing antidilution provisions in the Company’s equity plans.
8.  BENEFIT PLANS
     Time Warner and certain of its subsidiaries have both funded and unfunded defined benefit pension plans, the substantial majority of which are noncontributory, covering certain domestic employees and, to a lesser extent, have various defined benefit plans covering international employees. Pension benefits are determined based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Time Warner uses a December 31 measurement date for its plans. A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s domestic and international defined benefit pension plans for the three and nine months ended September 30, 2009 and 2008 is as follows (millions):
Components of Net Periodic Benefit Costs

	Domestic		International		Domestic		International
	Three Months Ended				Nine Months Ended
	9/30/09	9/30/08	9/30/09	9/30/08	9/30/09	9/30/08	9/30/09	9/30/08
		(recast)				(recast)
Service cost	$16	$19	$4	$5	$49	$58	$12	$16
Interest cost	36	35	10	13	107	106	30	41
Expected return on plan assets	(33)	(44)	(12)	(19)	(99)	(132)	(36)	(58)
Amounts amortized	29	7	2	-	88	19	6	-
Settlement charge	6	-	-	-	6	-	-	-

Net periodic benefit costs	$54	$17	$4	$(1)	$151	$51	$12	$(1)

Contributions	$14	$5	$3	$-	$35	$115	$10	$13

Expected cash flows
     After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. At September 30, 2009, there were no minimum required contributions for domestic funded plans. As of December 31, 2008, the Company’s funded domestic defined benefit pension plans were funded by assets in a pension trust with a fair market value of $1.702 billion. Between January 1, 2009 and September 30, 2009, the Company’s plan assets have experienced market gains of approximately 26%. The Company did not make any discretionary cash contributions to its funded defined benefit pension plans during the nine months ended September 30, 2009. Subject to market conditions and other considerations, the Company may make discretionary cash contributions during the remainder of the year. For domestic unfunded plans, contributions will continue to be made to the extent benefits are paid. Expected benefit payments for domestic unfunded plans for 2009 are approximately $42 million. In addition, the Company anticipates making an additional $20 million discretionary contribution to its international plans in the fourth quarter of 2009.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
9. RESTRUCTURING COSTS
Merger Costs Capitalized as a Cost of Acquisition
     As of September 30, 2009, merger costs capitalized as a cost of acquisition was $25 million, with $2 million having been paid during the nine months ended September 30, 2009. As of September 30, 2009, $6 million of the remaining liability was classified as a current liability in the consolidated balance sheet, with the remaining $19 million classified as a long-term liability. Amounts classified as long-term, primarily related to lease exit costs, are expected to be paid through 2014.
Restructuring Costs Expensed
     The Company’s restructuring costs primarily related to employee termination costs and ranged from senior executives to line personnel. Restructuring costs expensed as incurred by segment for the three and nine months ended September 30, 2009 and 2008 are as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/09	9/30/08	9/30/09	9/30/08
		(recast)		(recast)
Filmed Entertainment	$17	$17	$85	$130
Publishing	12	1	7	16
AOL	10	2	83	15
Corporate	—	—	—	7

Total restructuring costs	$39	$20	$175	$168

     Restructuring costs for the three and nine months ended September 30, 2009 included $28 million and $165 million, respectively, related to 2009 restructuring initiatives. The remaining restructuring costs for the three and nine months ended September 30, 2009 of $11 million and $10 million, respectively, relate to restructuring initiatives in 2008 and prior years.
Selected Information
     Selected information relating to accrued restructuring costs is as follows (millions):

	Employee
	Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2008 (recast)	$204	$84	$288
Net accruals	105	70	175
Noncash reductions(a)	(10)	—	(10)
Cash paid(b)	(174)	(48)	(222)

Remaining liability as of September 30, 2009	$125	$106	$231

(a)	Noncash reductions relate to the settlement of certain employee-related liabilities with equity instruments.

(b)	Of the $222 million paid in 2009, $44 million was paid during the three months ended September 30, 2009.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of September 30, 2009, of the remaining liability of $231 million, $152 million was classified as a current liability in the consolidated balance sheet, with the remaining $79 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2017.
10. DERIVATIVE INSTRUMENTS
     Time Warner uses derivative instruments, principally forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The Company uses derivative instruments that generally have maturities of three to eighteen months to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as the hedges of unremitted or forecasted royalty and license fees to be received from the sale or anticipated sale of U.S. copyrighted products abroad or cash flows for certain film costs denominated in a foreign currency (i.e., cash flow hedges) and (ii) currency risk associated with foreign currency-denominated operating assets and liabilities (i.e., fair value hedges). The Company also enters into derivative contracts that economically hedge certain of its foreign currency risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. These economic hedges are used primarily to offset the change in certain foreign currency denominated long-term receivables and certain foreign currency denominated debt due to changes in the underlying foreign exchange rates. Gains and losses from hedging activities are largely offset by corresponding economic gains or losses from the respective transactions that were hedged. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.
     The following is a summary of amounts pertaining to Time Warner’s use of foreign currency derivatives at September 30, 2009 (millions):

September 30,
2009
Qualifying Hedges
Assets	$62
Liabilities	(126)

Economic Hedges
Assets	$22
Liabilities	(49)
     Netting provisions are provided for in existing International Swap and Derivative Association Inc. agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within prepaid expenses and other current assets or accounts payable and accrued expenses in the Company’s consolidated balance sheet. At September 30, 2009, $86 million of losses related to cash flow hedges are recorded in accumulated other comprehensive income in the Company’s consolidated balance sheet and are expected to be recognized in earnings at the same time hedged items affect earnings. Included in this amount are deferred net losses of $64 million related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following is a summary of amounts pertaining to Time Warner’s use of foreign currency derivatives for the three and nine months ended September 30, 2009 (millions):

	Three Months	Nine Months
	Ended	Ended
	9/30/09	9/30/09
Fair Value Hedges
Gain (loss) — Effective Portion:
Costs of revenues	$4	$12
Gain (loss) recognized in net income and excluded from effectiveness testing — Ineffective Portion:
Other income (loss), net	1	4

Cash Flow Hedges
Gain (loss) — Effective Portion:
Recorded to accumulated other comprehensive income	$8	$(5)
Reclassified from accumulated other comprehensive income to net income:
Selling, general and administrative expense	(3)	(9)
Costs of revenues	(9)	(23)
Gain (loss) recognized in net income and excluded from effectiveness testing — Ineffective Portion:
Other income (loss), net	(3)	(6)
Economic Hedges
Gain (loss):
Costs of revenues	$3	$(22)
Other income (loss), net	1	3
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended September 30, 2009
	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
Networks	$1,885	$768	$197	$24	$2,874
Filmed Entertainment	12	18	2,716	34	2,780
Publishing	333	456	22	103	914
AOL	332	415	-	30	777
Intersegment eliminations	-	(25)	(181)	(4)	(210)

Total revenues	$2,562	$1,632	$2,754	$187	$7,135

	Three Months Ended September 30, 2008
	Subscription	Advertising	Content	Other	Total
	(recast, millions)
Revenues
Networks	$1,722	$772	$224	$13	$2,731
Filmed Entertainment	10	20	2,797	54	2,881
Publishing	382	585	16	135	1,118
AOL	470	507	-	35	1,012
Intersegment eliminations	-	(28)	(131)	(4)	(163)

Total revenues	$2,584	$1,856	$2,906	$233	$7,579

	Nine Months Ended September 30, 2009
	Subscription	Advertising	Content	Other	Total
	(millions)
Revenues
Networks	$5,598	$2,367	$598	$82	$8,645
Filmed Entertainment	31	52	7,526	137	7,746
Publishing	959	1,321	53	302	2,635
AOL	1,081	1,277	-	90	2,448
Intersegment eliminations	-	(74)	(497)	(14)	(585)

Total revenues	$7,669	$4,943	$7,680	$597	$20,889

	Nine Months Ended September 30, 2008
	Subscription	Advertising	Content	Other	Total
	(recast, millions)
Revenues
Networks	$5,136	$2,417	$626	$37	$8,216
Filmed Entertainment	30	57	8,034	164	8,285
Publishing	1,134	1,783	40	382	3,339
AOL	1,500	1,589	-	108	3,197
Intersegment eliminations	-	(83)	(422)	(14)	(519)

Total revenues	$7,800	$5,763	$8,278	$677	$22,518

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

	Three Months Ended		Nine Months Ended
	9/30/09	9/30/08	9/30/09	9/30/08
	(millions)		(millions)
		(recast)		(recast)
Intersegment Revenues
Networks	$22	$22	$72	$79
Filmed Entertainment	182	130	491	411
Publishing	5	9	19	22
AOL	1	2	3	7

Total intersegment revenues	$210	$163	$585	$519

	Three Months Ended		Nine Months Ended
	9/30/09	9/30/08	9/30/09	9/30/08
	(millions)		(millions)
		(recast)		(recast)
Operating Income before Depreciation and Amortization
Networks(a)	$1,044	$1,005	$3,089	$2,805
Filmed Entertainment(b)	385	381	923	857
Publishing(c)	139	211	295	625
AOL(d)	234	389	760	1,144
Corporate(e)	(76)	(73)	(238)	(257)
Intersegment eliminations	14	19	-	17

Total operating income before depreciation and amortization	$1,740	$1,932	$4,829	$5,191

(a)
For the three and nine months ended September 30, 2009, includes a $52 million noncash impairment of intangible assets related to Turner’s interest in a general entertainment network in India. For the three and nine months ended September 30, 2008, includes a $3 million loss on the completion of the sale of GameTap, an online video game business, and the nine months ended September 30, 2008, also includes an $18 million noncash impairment of GameTap.

(b)	For the nine months ended September 30, 2009, includes a $33 million loss on the sale of Warner Bros.’ Italian cinema assets.

(c)	For the three and nine months ended September 30, 2008, includes a $30 million noncash impairment related to a sub-lease with a tenant that filed for bankruptcy in September 2008.

(d)
For the three and nine months ended September 30, 2009, includes a $5 million noncash impairment of certain trade names. For the three and nine months ended September 30, 2008, includes a $9 million noncash impairment of a building.

(e)
For the three and nine months ended September 30, 2009, includes $7 million and $21 million, respectively, and for the three and nine months ended September 30, 2008, includes $5 million and $13 million, respectively, in net expenses related to securities litigation and government investigations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Nine Months Ended
	9/30/09	9/30/08	9/30/09	9/30/08
	(millions)		(millions)
		(recast)		(recast)
Depreciation of Property, Plant and Equipment
Networks	$(87)	$(82)	$(259)	$(241)
Filmed Entertainment	(43)	(42)	(124)	(126)
Publishing	(31)	(32)	(93)	(100)
AOL	(66)	(76)	(206)	(238)
Corporate	(10)	(12)	(30)	(33)

Total depreciation of property, plant and equipment	$(237)	$(244)	$(712)	$(738)

	Three Months Ended		Nine Months Ended
	9/30/09	9/30/08	9/30/09	9/30/08
	(millions)		(millions)
		(recast)		(recast)
Amortization of Intangible Assets
Networks	$(19)	$(14)	$(57)	$(32)
Filmed Entertainment	(51)	(64)	(151)	(179)
Publishing	(11)	(17)	(35)	(52)
AOL	(34)	(45)	(105)	(124)

Total amortization of intangible assets	$(115)	$(140)	$(348)	$(387)

	Three Months Ended		Nine Months Ended
	9/30/09	9/30/08	9/30/09	9/30/08
	(millions)		(millions)
		(recast)		(recast)
Operating Income
Networks(a)	$938	$909	$2,773	$2,532
Filmed Entertainment(b)	291	275	648	552
Publishing(c)	97	162	167	473
AOL(d)	134	268	449	782
Corporate(e)	(86)	(85)	(268)	(290)
Intersegment eliminations	14	19	-	17

Total operating income	$1,388	$1,548	$3,769	$4,066

(a)
For the three and nine months ended September 30, 2009, includes a $52 million noncash impairment of intangible assets related to Turner’s interest in a general entertainment network in India. For the three and nine months ended September 30, 2008, includes a $3 million loss on the completion of the sale of GameTap and the nine months ended September 30, 2008, also includes an $18 million noncash impairment of GameTap.

(b)	For the nine months ended September 30, 2009, includes a $33 million loss on the sale of Warner Bros.’ Italian cinema assets.

(c)	For the three and nine months ended September 30, 2008, includes a $30 million noncash impairment related to a sub-lease with a tenant that filed for bankruptcy in September 2008.

(d)
For the three and nine months ended September 30, 2009, includes a $5 million noncash impairment of certain trade names. For the three and nine months ended September 30, 2008, includes a $9 million noncash impairment of a building.

(e)
For the three and nine months ended September 30, 2009, includes $7 million and $21 million, respectively, and for the three and nine months ended September 30, 2008, includes $5 million and $13 million, respectively, in net expenses related to securities litigation and government investigations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     A summary of total assets by operating segment is set forth below:

	September 30,	December 31,
	2009	2008
	(millions)
		(recast)
Assets
Networks	$36,223	$36,097
Filmed Entertainment	16,509	17,080
Publishing	6,424	6,778
AOL	3,728	4,075
Corporate	8,382	2,316
Assets of discontinued operations	-	47,711

Total assets	$71,266	$114,057

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
     In connection with the proposed plan of reorganization of Six Flags, in October 2009, TW-SF LLC agreed to provide the Acquisition Corporations a new 5-year multiple draw credit facility of up to $150 million, which the Acquisition Corporations would be able to use only to fund their obligations to purchase certain limited partnership units of the Partnerships. The new credit facility, which is subject to a number of conditions precedent, including a final order confirming the plan of reorganization, would be in addition to the existing TW Loan. New loans drawn under the facility would mature 5 years from their respective funding date. Interest will accrue at a rate at least equal to a LIBOR floor of 250 basis points plus a spread of 100 basis points over the applicable margin for a new Six Flags’ senior term credit facility, which will close simultaneously with the closing of this facility.
     Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under these Guaranteed Obligations and no liability for the arrangements has been recognized at September 30, 2009. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Contingencies
Shareholder Derivative Lawsuits
     During the Summer and Fall of 2002, numerous shareholder derivative lawsuits were filed in state and federal courts naming as defendants certain current and former directors and officers of the Company, as well as the Company as a nominal defendant. The complaints alleged that defendants breached their fiduciary duties by, among other things, causing the Company to issue corporate statements that did not accurately represent that AOL had declining advertising revenues. Certain of these lawsuits were later dismissed, and others were eventually consolidated in their respective jurisdictions. In 2006, the parties entered into a settlement agreement to resolve all of the remaining derivative matters, and the Court granted final approval of the settlement on September 6, 2006. The court has yet to rule on plaintiffs’ petition for attorneys’ fees and expenses. At September 30, 2009, the Company’s remaining reserve related to these matters is $10 million, which approximates an expected award for plaintiffs’ attorneys’ fees.
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
     On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics and failure to accord credit to Siegel. The Company answered the complaint and filed counterclaims. On April 30, 2007, the Company filed motions for partial summary judgment on various issues, including the unavailability of accounting for pre-termination and foreign works. On March 26, 2008, the court entered an order of summary judgment finding, among other things, that plaintiffs’ notices of termination were valid and that plaintiffs had thereby recaptured, as of April 16, 1999, their rights to a one-half interest in the Superman story material, as first published, but that the accounting for profits would not include profits attributable to foreign exploitation, republication of pre-termination works and trademark exploitation. On October 6, 2008, the court dismissed plaintiffs’ Lanham Act and “wasting” claims with prejudice. In orders issued on October 14, 2008, the court determined that the remaining claims in the case will be subject to phased non-jury trials. The first phase trial concluded on May 21, 2009, and on July 8, 2009, the court issued a decision in favor of the defendants on the issue of whether the terms of various license agreements between DC Comics and Warner Bros. Entertainment Inc. were at fair market value or constituted “sweetheart deals.” The second phase trial was previously scheduled to commence on December 1, 2009, and the parties are awaiting a new date for the commencement of this trial. The Company intends to defend against this lawsuit vigorously.
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
     On August 1, 2005, Thomas Dreiling filed a derivative suit in the U.S. District Court for the Western District of Washington against AOL and Infospace Inc. as nominal defendant. The complaint, brought in the name of Infospace by one of its shareholders, asserts violations of Section 16(b) of the Exchange Act. Plaintiff alleges that certain AOL executives and the founder of Infospace, Naveen Jain, entered into an agreement to manipulate Infospace’s stock price through the exercise of warrants that AOL had received in connection with a commercial agreement with Infospace. Because of this alleged agreement, plaintiff asserts that AOL and Mr. Jain constituted a “group” that held more than 10% of Infospace’s stock and, as a result, AOL violated the short-swing trading prohibition of Section 16(b) in connection with sales of shares received from the exercise of those warrants. The complaint seeks disgorgement of profits, interest and attorneys’ fees. On October 11, 2007, the parties filed cross-motions for summary judgment. On January 3, 2008, the court granted AOL’s motion and dismissed the complaint with prejudice. Plaintiff has filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit, and the oral argument on that appeal was held on May 7, 2009. On August 19, 2009, the Ninth Circuit affirmed the District Court’s opinion on all issues. The petitioners’ September 2, 2009 motion for rehearing en banc before the Ninth Circuit was denied on October 13, 2009. The Company intends to defend against this lawsuit vigorously.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     On February 11, 2008, trustees of the Tolkien Trust and the J.R.R. Tolkien 1967 Discretionary Settlement Trust, as well as HarperCollins Publishers, Ltd. and two related publishing entities, sued New Line Cinema Corporation (“NLC Corp.”), a wholly owned subsidiary of the Company, and Katja Motion Picture Corp. (“Katja”), a wholly owned subsidiary of NLC Corp., and other unnamed defendants in Los Angeles Superior Court. The complaint alleged that defendants breached contracts relating to three motion pictures: The Lord of the Rings: The Fellowship of the Ring; The Lord of the Rings: The Two Towers; and The Lord of the Rings: The Return of the King (collectively, the “Trilogy”) by, among other things, failing to make full payment to plaintiffs for their participation in the Trilogy’s gross receipts. The suit also sought declarations as to the meaning of several provisions of the relevant agreements, including a declaration that would terminate defendants’ future rights to other motion pictures based on J.R.R. Tolkien’s works, including The Hobbit. In addition, the complaint set forth related claims of breach of fiduciary duty, fraud and for reformation, an accounting and imposition of a constructive trust. Plaintiffs sought compensatory damages in excess of $150 million, unspecified punitive damages, and other relief. In September 2009, the parties agreed to a binding term sheet, subject to definitive documentation, to resolve this matter. In accounting for the settlement, the Company allocated amounts based on its best estimate of the fair value of the rights and the claims that are the subject of the binding term sheet. The Company allocated the majority of the settlement costs to the Trilogy, and these amounts were largely accrued, as participation expense, in prior periods in the Company’s consolidated statement of operations. The remaining costs were allocated to the Company’s contractual film rights to The Hobbit and were capitalized as part of film costs in the Company’s consolidated balance sheet.
     Between December 27, 2006 and July 6, 2009, AOL Europe Services SARL, a wholly-owned subsidiary of AOL organized under the laws of Luxembourg, received four assessments from the French tax authority for French value added tax related to AOL Luxembourg’s subscription revenues from French subscribers earned during the period from July 1, 2003 through October 31, 2006. During October 2009, the Company entered into a settlement agreement with the French tax authority to resolve this matter. The Company recorded an incremental reserve and corresponding expense of $15 million in the third quarter of 2009 related to this matter. The settlement payment is expected to be made prior to the spin-off of AOL.
     On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company. The complaint, which also named as defendants several other programming content providers (collectively, the “programmer defendants”) as well as cable and satellite providers (collectively, the “distributor defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action (the “First Amended Complaint”) that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. The defendants, including the Company, filed motions to dismiss the First Amended Complaint and these motions were granted, with leave to amend. On March 20, 2008, plaintiffs filed a second amended complaint (the “Second Amended Complaint”) that modified certain aspects of the First Amended Complaint. On April 22, 2008, the defendants, including the Company, filed motions to dismiss the Second Amended Complaint, which motions were denied. On July 14, 2008, the defendants filed motions requesting the court to certify its order for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit, which motions were denied. On November 14, 2008, the Company was dismissed as a programmer defendant, and Turner Broadcasting System, Inc. was substituted in its place. On May 1, 2009, by stipulation of the parties, plaintiffs filed a third amended complaint (the “Third Amended Complaint”) and a related motion to adjudicate an element of plaintiffs’ claim. On June 12, 2009, all defendants opposed that motion and moved to dismiss the Third Amended Complaint. On the same date, the distributor defendants also filed a motion to dismiss for lack

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
of standing. In an order dated October 15, 2009, the court denied plaintiffs’ motion and granted defendants’ motion, dismissing the Third Amended Complaint with prejudice. On October 30, 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. The Company intends to defend against this lawsuit vigorously.
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
     On June 6, 2005, David McDavid and certain related entities (collectively, “McDavid”) filed a complaint against Turner Broadcasting System, Inc. (“Turner”) and the Company in Georgia state court. The complaint asserted, among other things, claims for breach of contract, breach of fiduciary duty, promissory estoppel and fraud relating to an alleged oral agreement between plaintiffs and Turner for the sale of the Atlanta Hawks and Thrashers sports franchises and certain operating rights to the Philips Arena. On August 20, 2008, the court issued an order dismissing all claims against the Company. The court also dismissed certain claims against Turner for breach of an alleged oral exclusivity agreement, for promissory estoppel based on the alleged exclusivity agreement and for breach of fiduciary duty. A trial as to the remaining claims against Turner commenced on October 8, 2008 and concluded on December 2, 2008. On December 9, 2008, the jury announced its verdict in favor of McDavid on the breach of contract and promissory estoppel claims, awarding damages on those claims of $281 million and $35 million, respectively. Pursuant to the court’s direction that McDavid choose one of the two claim awards, McDavid elected the $281 million award. The jury found in favor of Turner on the two remaining claims of fraud and breach of confidential information. On January 12, 2009, Turner filed a motion to overturn the jury verdict or, in the alternative, for a new trial, and, on April 22, 2009, the court denied the motion. On April 23, 2009, Turner filed a notice of appeal to the Georgia Court of Appeals and on June 15, 2009 posted a $25 million letter of credit as security pending appeal. The parties’ briefs relating to this appeal have been filed with the appellate court. The Company has a reserve established for this matter at September 30, 2009 of approximately $297 million (including interest accrued through such date), although it intends to defend against this lawsuit vigorously.
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
     On August 18, 2009, Redbox Automated Retail, LLC (“Redbox”) filed suit against Warner Home Video (“WHV”), a division of Warner Bros. Home Entertainment Inc., in the U.S. District Court for the District of Delaware. The complaint alleges violations of Section 1 of the Sherman Antitrust Act, copyright misuse, and a claim for tortious interference with contractual relations, all in connection with WHV’s unilateral announcement of a planned change to the terms of distribution of its DVDs. Redbox seeks declaratory and injunctive relief as well as unspecified damages. WHV filed a motion to dismiss the complaint on October 1, 2009. The Company intends to defend against this lawsuit vigorously.
     On September 9, 2009, several music labels filed a complaint, and on October 9, 2009 filed an amended complaint, in the U.S. District Court for the Middle District of Tennessee against the Company and its wholly-owned subsidiaries, Warner Bros. Entertainment Inc., Telepictures Productions Inc., and WAD Productions Inc., among other named defendants. Plaintiffs allege that defendants made unauthorized use of certain sound recordings on The Ellen DeGeneres Show, in violation of the federal Copyright Act and the Tennessee Consumer Protection Act. Plaintiffs seek unspecified monetary damages. The Company intends to defend against this lawsuit vigorously.

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
Income Tax Uncertainties
     During the nine months ended September 30, 2009, the Company recorded additional income tax reserves of approximately $218 million and decreases of income tax reserves of approximately $203 million. Of the $218 million additional income tax reserves, approximately $145 million would affect the Company’s effective tax rate if reversed. During the nine months ended September 30, 2009, the Company recorded interest reserves related to the income tax reserves of approximately $77 million.
     During the three months ended September 30, 2009, the Internal Revenue Service (the “IRS”) concluded its examination of the Company’s federal income tax returns for the 2002 – 2004 tax years, which did not result in the Company being required to make any material payments. One matter relating to the character of certain warrants received from a third party has been referred to the IRS Appeals Division. The Company believes its position with regard to this matter is more likely than not to be sustained. However, should the IRS prevail, the additional tax payable by the Company would be approximately $70 million.
     Also during the three months ended September 30, 2009, the IRS commenced its examination of the Company’s federal income tax returns for the 2005 – 2007 tax years. The Company does not expect this examination to be completed within the next twelve months and accordingly does not anticipate a resulting material impact to its income tax reserve balance during such period.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
13. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     Additional financial information with respect to cash (payments) and receipts is as follows (millions):

	Nine Months Ended
	9/30/09	9/30/08
		(recast)
Cash payments made for interest	$(704)	$(897)
Interest income received	31	74

Cash interest payments, net	$(673)	$(823)

Cash payments made for income taxes	$(843)	$(561)
Income tax refunds received	67	108
TWC tax sharing (payment) receipts(a)	(44)	9

Cash tax payments, net	$(820)	$(444)

(a)	Represents amounts (paid) received from TWC in accordance with a tax sharing agreement.
     The consolidated statement of cash flows for the nine months ended September 30, 2009 does not reflect approximately $23 million of common stock repurchases that were executed in the third quarter of 2009, for which payment was made in the fourth quarter of 2009.
     The consolidated statement of cash flows for the nine months ended September 30, 2009 does not reflect the noncash dividend of all shares of TWC common stock held by the Company in a spin-off to Time Warner stockholders, which reduced shareholders’ equity by $6.822 billion.
Interest Expense, Net
     Interest expense, net, consists of (millions):

	Three Months Ended		Nine Months Ended
	9/30/09	9/30/08	9/30/09	9/30/08
		(recast)		(recast)
Interest income	$31	$47	$104	$139
Interest expense	(328)	(368)	(1,008)	(1,138)

Total interest expense, net	$(297)	$(321)	$(904)	$(999)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other Income (Loss), Net
     Other income (loss), net, consists of (millions):

	Three Months Ended		Nine Months Ended
	9/30/09	9/30/08	9/30/09	9/30/08
		(recast)		(recast)
Investment losses, net	$(25)	$(6)	$(1)	$(22)
Income (loss) on equity method investees	(19)	31	(49)	13
Losses on accounts receivable	(3)	(5)	(7)	(25)
Other	(4)	9	(14)	13

Total other income (loss), net	$(51)	$29	$(71)	$(21)

Related Parties
     Income (expense) resulting from transactions with related parties consists of (millions):

	Three Months Ended		Nine Months Ended
	9/30/09	9/30/08	9/30/09	9/30/08
		(recast)		(recast)
Revenues	$79	$92	$257	$269
Costs of revenues	(1)	(8)	(10)	(13)
Selling, general and administrative	(7)	-	(12)	(4)
Prepaid Expenses and Other Current Assets
     The Company has historically invested a portion of its cash on hand in money market funds, including The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the morning of September 15, 2008, the Company requested a full redemption of its approximately $330 million investment in The Reserve Fund, but the redemption request was not honored. On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to an SEC order requested by The Reserve Fund so that an orderly liquidation could be effected. Through November 3, 2009, the Company has received $303 million from The Reserve Fund representing its pro rata share of partial distributions made by The Reserve Fund. The Company has not been informed as to when the remaining amount will be returned. In February 2009, The Reserve Fund announced that it would set aside an initial amount of $3.5 billion to defend against certain legal actions. The Company has filed a claim against The Reserve Fund demanding repayment of the remaining amount of its full investment. As a result of the status of The Reserve Fund, the Company has classified its receivable from The Reserve Fund at September 30, 2009 as other current assets on the Company’s consolidated balance sheet.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of (millions):

	September 30, 2009	December 31, 2008
		(recast)
Accounts payable	$617	$800
Accrued expenses	2,724	2,789
Participations payable	2,585	2,522
Programming costs payable	743	687
Accrued compensation	863	974
Accrued interest	426	265
Accrued income taxes	126	157

Total accounts payable and accrued liabilities	$8,084	$8,194

Other Noncurrent Liabilities
     Other noncurrent liabilities consist of (millions):

	September 30, 2009	December 31, 2008
		(recast)
Noncurrent tax and interest reserves	$2,165	$2,106
Participations payable	872	1,384
Programming costs payable	1,271	1,145
Noncurrent pension and post retirement liabilities	863	829
Deferred compensation	562	552
Other noncurrent liabilities	773	785

Total other noncurrent liabilities	$6,506	$6,801

Accounts Receivable and Receivables Securitized
     Accounts receivable and receivables securitized consist of (millions):

	September 30, 2009	December 31, 2008
		(recast)
Securitized trade receivables	$1,619	$1,984
Receivables sold to third parties	(772)	(805)

Retained interests in securitizations	847	1,179
Receivables not subject to securitizations	5,785	6,754

Receivables, including retained interest in securitizations	6,632	7,933
Allowances	(1,799)	(2,269)

Current receivables, including retained interests in securitizations, net	4,833	5,664
Noncurrent receivables (included in other assets)	907	983

Total receivables	$5,740	$6,647

     Revenues (and related receivables) from the distribution of television product are recognized when the film or series is made available to customers for exploitation. In certain circumstances, the availability dates granted to the customers may precede the date the Company, pursuant to the terms of the applicable contractual arrangements, may bill the customers for these sales. Unbilled accounts receivable, which primarily relate to the aforementioned distribution of television product, totaled $2.303 billion and $2.428 billion at September 30, 2009 and December 31, 2008, respectively. Included in the unbilled accounts receivable at September 30, 2009 was $1.572 billion to be billed in the next twelve months.

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

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
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

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Balance Sheet
September 30, 2009
(Unaudited)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)
ASSETS

Current assets
Cash and equivalents	$6,067	$81	$978	$-	$7,126
Receivables, net	17	702	4,114	-	4,833
Inventories	-	476	1,416	-	1,892
Deferred income taxes	704	644	645	(1,289)	704
Prepaid expenses and other current assets	106	72	519	-	697

Total current assets	6,894	1,975	7,672	(1,289)	15,252
Noncurrent inventories and film costs	-	1,711	4,065	(118)	5,658
Investments in amounts due to and from consolidated subsidiaries	44,140	20,817	11,245	(76,202)	-
Investments, including available-for-sale securities	62	393	1,232	(513)	1,174
Property, plant and equipment	380	479	3,832	-	4,691
Intangible assets subject to amortization, net	-	1	3,469	-	3,470
Intangible assets not subject to amortization	-	2,007	5,824	-	7,831
Goodwill	-	9,879	22,099	-	31,978
Other assets	200	88	924	-	1,212

Total assets	$51,676	$37,350	$60,362	$(78,122)	$71,266

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$810	$1,076	$6,323	$(125)	$8,084
Deferred revenue	-	12	977	(19)	970
Debt due within one year	2,000	13	77	-	2,090
Current liabilities of discontinued operations	-	-	2	-	2

Total current liabilities	2,810	1,101	7,379	(144)	11,146
Long-term debt	9,978	5,338	94	-	15,410
Due (to) from affiliates	(895)	-	895	-	-
Deferred income taxes	1,447	2,972	2,757	(5,729)	1,447
Deferred revenue	-	-	366	(97)	269
Other noncurrent liabilities	2,194	2,315	4,195	(2,198)	6,506
Equity
Due (to) from Time Warner and subsidiaries	-	(18,317)	(518)	18,835	-
Other shareholders’ equity	36,142	43,941	44,712	(88,653)	36,142

Total Time Warner Inc. shareholders’ equity	36,142	25,624	44,194	(69,818)	36,142
Noncontrolling interests	-	-	482	(136)	346

Total equity	36,142	25,624	44,676	(69,954)	36,488

Total liabilities and equity	$51,676	$37,350	$60,362	$(78,122)	$71,266

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

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Three Months Ended September 30, 2009
(Unaudited)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

Revenues	$-	$1,275	$6,008	$(148)	$7,135

Costs of revenues	-	(598)	(3,465)	139	(3,924)
Selling, general and administrative	(81)	(195)	(1,342)	6	(1,612)
Amortization of intangible assets	-	-	(115)	-	(115)
Restructuring costs	-	-	(39)	-	(39)
Asset impairments	-	(2)	(55)	-	(57)

Operating income (loss)	(81)	480	992	(3)	1,388
Equity in pretax income of consolidated subsidiaries	1,308	798	327	(2,433)	-
Interest expense, net	(183)	(107)	(11)	4	(297)
Other income (loss), net	(4)	(4)	(17)	(26)	(51)

Income from continuing operations before income taxes	1,040	1,167	1,291	(2,458)	1,040
Income tax provision	(377)	(434)	(481)	915	(377)

Income from continuing operations	663	733	810	(1,543)	663
Discontinued operations, net of tax	(1)	(1)	(1)	2	(1)

Net income	662	732	809	(1,541)	662
Less Net income attributable to noncontrolling interests	(1)	(1)	5	(4)	(1)

Net income attributable to Time Warner Inc. shareholders	$661	$731	$814	$(1,545)	$661

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Three Months Ended September 30, 2008
(Unaudited)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(recast, millions)

Revenues	$-	$1,249	$6,372	$(42)	$7,579

Costs of revenues	-	(621)	(3,522)	40	(4,103)
Selling, general and administrative	(79)	(212)	(1,436)	1	(1,726)
Amortization of intangible assets	-	-	(140)	-	(140)
Restructuring costs	-	-	(20)	-	(20)
Asset impairments	-	-	(39)	-	(39)
Loss on sale of assets	-	-	(3)	-	(3)

Operating income (loss)	(79)	416	1,212	(1)	1,548
Equity in pretax income of consolidated subsidiaries	1,579	1,033	383	(2,995)	-
Interest expense, net	(235)	(197)	111	-	(321)
Other income (loss), net	(9)	29	31	(22)	29

Income from continuing operations before income taxes	1,256	1,281	1,737	(3,018)	1,256
Income tax provision	(487)	(485)	(670)	1,155	(487)

Income from continuing operations	769	796	1,067	(1,863)	769
Discontinued operations, net of tax	355	353	351	(704)	355

Net income	1,124	1,149	1,418	(2,567)	1,124
Less Net income attributable to noncontrolling interests	(57)	(48)	(59)	107	(57)

Net income attributable to Time Warner Inc. shareholders	$1,067	$1,101	$1,359	$(2,460)	$1,067

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Nine Months Ended September 30, 2009
(Unaudited)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

Revenues	$-	$3,830	$17,325	$(266)	$20,889

Costs of revenues	-	(1,818)	(10,083)	256	(11,645)
Selling, general and administrative	(254)	(608)	(4,007)	7	(4,862)
Amortization of intangible assets	-	-	(348)	-	(348)
Restructuring costs	-	-	(175)	-	(175)
Asset impairments	-	(2)	(55)	-	(57)
Loss on sale of assets	-	-	(33)	-	(33)

Operating income (loss)	(254)	1,402	2,624	(3)	3,769
Equity in pretax income of consolidated subsidiaries	3,658	2,070	943	(6,671)	-
Interest expense, net	(569)	(320)	(19)	4	(904)
Other income (loss), net	(41)	(2)	56	(84)	(71)

Income from continuing operations before income taxes	2,794	3,150	3,604	(6,754)	2,794
Income tax provision	(1,042)	(1,196)	(1,360)	2,556	(1,042)

Income from continuing operations	1,752	1,954	2,244	(4,198)	1,752
Discontinued operations, net of tax	130	179	179	(358)	130

Net income	1,882	2,133	2,423	(4,556)	1,882
Less Net income attributable to noncontrolling interests	(41)	(28)	(51)	79	(41)

Net income attributable to Time Warner Inc. shareholders	$1,841	$2,105	$2,372	$(4,477)	$1,841

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Nine Months Ended September 30, 2008
(Unaudited)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(recast, millions)

Revenues	$-	$3,714	$19,030	$(226)	$22,518

Costs of revenues	-	(1,863)	(10,972)	223	(12,612)
Selling, general and administrative	(263)	(608)	(4,356)	2	(5,225)
Amortization of intangible assets	-	(2)	(385)	-	(387)
Restructuring costs	(7)	-	(161)	-	(168)
Asset impairments	-	-	(57)	-	(57)
Loss on sale of assets	-	-	(3)	-	(3)

Operating income (loss)	(270)	1,241	3,096	(1)	4,066
Equity in pretax income of consolidated subsidiaries	4,038	2,591	1,065	(7,694)	-
Interest expense, net	(740)	(678)	419	-	(999)
Other income (loss), net	18	28	3	(70)	(21)

Income from continuing operations before income taxes	3,046	3,182	4,583	(7,765)	3,046
Income tax provision	(1,147)	(1,173)	(1,752)	2,925	(1,147)

Income from continuing operations	1,899	2,009	2,831	(4,840)	1,899
Discontinued operations, net of tax	890	887	879	(1,766)	890

Net income	2,789	2,896	3,710	(6,606)	2,789
Less Net income attributable to noncontrolling interests	(159)	(133)	(170)	303	(159)

Net income attributable to Time Warner Inc. shareholders	$2,630	$2,763	$3,540	$(6,303)	$2,630

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Cash Flows
For The Nine Months Ended September 30, 2009
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		Time Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(millions)

OPERATIONS
Net income	$1,882	$2,133	$2,423	$(4,556)	$1,882
Less Discontinued operations, net of tax	130	179	179	(358)	130

Net income from continuing operations	1,752	1,954	2,244	(4,198)	1,752
Adjustments for noncash and nonoperating items:
Depreciation and amortization	30	94	936	-	1,060
Amortization of film and television costs	-	1,437	3,376	4	4,817
Asset impairments	-	2	55	-	57
Gain (loss) on investments and other assets, net	6	3	15	-	24
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(3,658)	(2,070)	(943)	6,671	-
Equity in losses of investee companies, net of cash distributions	-	(6)	59	-	53
Equity-based compensation	28	35	88	-	151
Deferred income taxes	138	45	51	(96)	138
Changes in operating assets and liabilities, net of acquisitions	602	(248)	(2,538)	(2,386)	(4,570)
Intercompany	-	1,158	(1,158)	-	-

Cash provided (used) by operations from continuing operations	(1,102)	2,404	2,185	(5)	3,482

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	-	(2)	-	(4)
Investments and acquisitions, net of cash acquired	(329)	-	(387)	-	(716)
Capital expenditures and product development costs	(19)	(75)	(370)	-	(464)
Investment proceeds from available-for-sale securities	3	-	47	-	50
Proceeds from the Special Dividend paid by Time Warner Cable Inc.	9,253	-	-	-	9,253
Advances to parent and consolidated subsidiaries	3,615	634	-	(4,249)	-
Other investment proceeds	57	34	151	-	242

Cash provided (used) by investing activities from continuing operations	12,578	593	(561)	(4,249)	8,361

FINANCING ACTIVITIES
Borrowings	3,493	-	49	-	3,542
Debt repayments	(7,983)	-	(31)	-	(8,014)
Proceeds from exercise of stock options	23	-	-	-	23
Principal payments on capital leases	-	(10)	(28)	-	(38)
Repurchases of common stock	(676)	-	-	-	(676)
Dividends paid	(676)	-	-	-	(676)
Other financing activities	(59)	-	-	-	(59)
Change in due to/from parent and investment in segment	-	(3,009)	(1,245)	4,254	-

Cash provided (used) by financing activities from continuing operations	(5,878)	(3,019)	(1,255)	4,254	(5,898)

Cash provided (used) by continuing operations	5,598	(22)	369	-	5,945

Cash provided by operations from discontinued operations	-	-	532	-	532
Cash used by investing activities from discontinued operations	-	-	(622)	-	(622)
Cash used by financing activities from discontinued operations	-	-	(5,224)	-	(5,224)
Effect of change in cash and equivalents of discontinued operations	-	-	5,262	-	5,262

Cash used by discontinued operations	-	-	(52)	-	(52)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	5,598	(22)	317	-	5,893
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	469	103	661	-	1,233

CASH AND EQUIVALENTS AT END OF PERIOD	$6,067	$81	$978	$-	$7,126

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Cash Flows
For The Nine Months Ended September 30, 2008
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		Time Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(recast, millions)

OPERATIONS
Net income	$2,789	$2,896	$3,710	$(6,606)	$2,789
Less Discontinued operations, net of tax	890	887	879	(1,766)	890

Net income from continuing operations	1,899	2,009	2,831	(4,840)	1,899
Adjustments for noncash and nonoperating items:
Depreciation and amortization	33	87	1,005	-	1,125
Amortization of film and television costs	-	1,454	2,877	-	4,331
Asset impairments	-	-	57	-	57
Gain (loss) on investments and other assets, net	(23)	1	34	-	12
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(4,038)	(2,591)	(1,065)	7,694	-
Equity in losses of investee companies, net of cash distributions	-	(37)	65	-	28
Equity-based compensation	37	35	95	-	167
Deferred income taxes	154	(76)	(90)	166	154
Changes in operating assets and liabilities, net of acquisitions	1,900	(813)	(1,595)	(3,019)	(3,527)
Intercompany	-	1,105	(1,105)	-	-

Cash provided (used) by operations from continuing operations	(38)	1,174	3,109	1	4,246

INVESTING ACTIVITIES
Investments in available-for-sale securities	(9)	-	(8)	-	(17)
Investments and acquisitions, net of cash acquired	(349)	(9)	(1,344)	-	(1,702)
Capital expenditures and product development costs	(11)	(82)	(463)	-	(556)
Investment proceeds from available-for-sale securities	10	1	4	-	15
Advances to parent and consolidated subsidiaries	2,058	2,502	1,277	(5,837)	-
Other investment proceeds	21	39	182	-	242

Cash provided (used) by investing activities from continuing operations	1,720	2,451	(352)	(5,837)	(2,018)

FINANCING ACTIVITIES
Borrowings	25,700	-	19	-	25,719
Debt repayments	(26,836)	(166)	(24)	-	(27,026)
Proceeds from exercise of stock options	125	-	-	-	125
Excess tax benefit on stock options	3	-	-	-	3
Principal payments on capital leases	-	-	(31)	-	(31)
Repurchases of common stock	(332)	-	-	-	(332)
Dividends paid	(675)	-	-	-	(675)
Other financing activities	(19)	-	(1)	-	(20)
Change in due to/from parent and investment in segment	-	(3,416)	(2,420)	5,836	-

Cash provided (used) by financing activities from continuing operations	(2,034)	(3,582)	(2,457)	5,836	(2,237)

Cash provided (used) by continuing operations	(352)	43	300	-	(9)

Cash provided by operations from discontinued operations	-	-	3,849	-	3,849
Cash used by investing activities from discontinued operations	-	-	(3,094)	-	(3,094)
Cash provided by financing activities from discontinued operations	-	-	2,092	-	2,092
Effect of change in cash and equivalents of discontinued operations	-	-	(2,858)	-	(2,858)

Cash used by discontinued operations	-	-	(11)	-	(11)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(352)	43	289	-	(20)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	586	53	646	-	1,285

CASH AND EQUIVALENTS AT END OF PERIOD	$234	$96	$935	$-	$1,265

Part II. Other Information
Item 1. Legal Proceedings.
Other Matters
     Reference is made to the lawsuit filed by certain heirs of Jerome Siegel described on page 55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), page 62 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “March 2009 Form 10-Q”) and page 76 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “June 2009 Form 10-Q”). The second phase trial was previously scheduled to commence on December 1, 2009, and the parties are awaiting a new date for the commencement of this trial.
     Reference is made to the derivative suit filed by Thomas Dreiling described on page 56 of the 2008 Form 10-K, page 62 of the March 2009 Form 10-Q and page 76 of the June 2009 Form 10-Q. On August 19, 2009, the Ninth Circuit affirmed the District Court’s opinion on all issues. The petitioners’ September 2, 2009 motion for rehearing en banc before the Ninth Circuit was denied on October 13, 2009.
     Reference is made to the lawsuit filed by the trustees of the Tolkien Trust and the J.R.R. Tolkien 1967 Discretionary Settlement Trust, as well as HarperCollins Publishers, Ltd. and two related publishing entities described in page 57 of the 2008 Form 10-K and page 76 of the June 2009 Form 10-Q. In September 2009, the parties agreed to a binding term sheet, subject to definitive documentation, to resolve this matter. In accounting for the settlement, the Company allocated amounts based on its best estimate of the fair value of the rights and the claims that are the subject of the binding term sheet. The Company allocated the majority of the settlement costs to the Trilogy, and these amounts were largely accrued, as participation expense, in prior periods in the Company’s consolidated statement of operations. The remaining costs were allocated to the Company’s contractual film rights to The Hobbit and were capitalized as part of film costs in the Company’s consolidated balance sheet.
     Reference is made to the four tax assessments received by AOL Europe Services SARL from the French tax authority for French value added tax described on page 57 of the 2008 Form 10-K, page 49 of the March 2009 Form 10-Q and page 61 of the June 2009 Form 10-Q. During October 2009, the Company entered into a settlement agreement with the French tax authority to resolve this matter. The Company recorded an incremental reserve and corresponding expense of $15 million in the third quarter of 2009 related to this matter. The settlement payment is expected to be made prior to the spin-off of AOL.
     Reference is made to the lawsuit filed by Brantley et al. described on page 58 of the 2008 Form 10-K and page 76 of the June 2009 Form 10-Q. In an order dated October 15, 2009, the U.S. District Court for the Central District of California denied plaintiffs’ motion that had been filed with the court on June 12, 2009 and granted defendants’ motion that had been filed the same date, dismissing the third amended complaint with prejudice. On October 30, 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.
     Reference is made to the lawsuit filed by David McDavid and certain related entities described on page 58 of the 2008 Form 10-K, page 62 of the March 2009 Form 10-Q and page 76 of the June 2009 Form 10-Q. The parties’ briefs relating to the appeal in this matter have been filed with the Georgia Court of Appeals.
     On August 18, 2009, Redbox Automated Retail, LLC (“Redbox”) filed suit against Warner Home Video (“WHV”), a division of Warner Bros. Home Entertainment Inc., in the U.S. District Court for the District of Delaware. The complaint alleges violations of Section 1 of the Sherman Antitrust Act, copyright misuse, and a claim for tortious interference with contractual relations, all in connection with WHV’s unilateral announcement of a planned change to the terms of distribution of its DVDs. Redbox seeks declaratory and injunctive relief as well as unspecified damages. WHV filed a motion to dismiss the complaint on October 1, 2009. The Company intends to defend against this lawsuit vigorously.
     On September 9, 2009, several music labels filed a complaint, and on October 9, 2009 filed an amended complaint, in the U.S. District Court for the Middle District of Tennessee against the Company and its wholly-owned subsidiaries, Warner Bros. Entertainment Inc., Telepictures Productions Inc., and WAD Productions Inc., among other named defendants. Plaintiffs allege that defendants made unauthorized use of certain sound recordings on The Ellen DeGeneres Show, in violation of the federal Copyright Act and the Tennessee Consumer Protection Act. Plaintiffs seek unspecified monetary damages. The Company intends to defend against this lawsuit vigorously.
Item 1A. Risk Factors.
     There have been no material changes in the Company’s risk factors from those described in Part I, Item 1A of the 2008 Form 10-K and Part II, Item 1A of the June 2009 Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
     The following table provides information about purchases by the Company during the quarter ended September 30, 2009 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(1)	Paid Per Share(2)	Programs(3)	Plans or Programs(4)
July 1, 2009 — July 31, 2009	6,568,700	$26.11	6,568,700	$1,831,315,320
August 1, 2009 — August 31, 2009	5,897,400	$27.76	5,897,400	$1,667,603,520
September 1, 2009 — September 30, 2009	5,671,800	$28.86	5,671,800	$1,503,890,031

Total	18,137,900	$27.51	18,137,900	1,503,890,031

(1)	The total number of shares purchased includes shares of Common Stock purchased by the Company under the Stock Repurchase Program described in footnote 3 below.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

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
Item 5. Other Information.
     On October 29, 2009, the Company’s Board of Directors (the “Board”) elected Fred Hassan as a director of the Company, effective October 29, 2009. Mr. Hassan serves as the Chairman and Chief Executive Officer of Schering-Plough Corporation. Mr. Hassan was elected to a newly created position on the Board, bringing the total number of directors of Time Warner to 12. Mr. Hassan has been appointed to serve on the Audit and Finance Committee of the Board.
     Effective on October 29, 2009, Mr. Hassan became eligible to participate in the Time Warner Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”) and the Time Warner Inc. Non-Employee Directors’ Deferred Compensation Plan. Following Mr. Hassan’s election to the Board, he received a cash retainer of $57,810 (representing a pro-rated portion of the $100,000 annual cash retainer for non-employee directors for the period until the 2010 annual meeting of stockholders) and an award of stock options to purchase 3,588 shares of Time Warner common stock from the 2006 Stock Incentive Plan.
     A description of the Company’s compensatory arrangements for non-employee directors is provided under the caption “Compensation — Director Compensation” in the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 8, 2009 (the “2009 Proxy Statement”). The terms of the stock options granted to Mr. Hassan are the same as those described for stock options granted to non-employee directors under the Time Warner Inc. 1999 Stock Plan (as described in the 2009 Proxy Statement) except that the stock options granted to Mr. Hassan were granted under the 2006 Stock Incentive Plan because the Time Warner Inc. 1999 Stock Plan expired on October 28, 2009. A description of the 2006 Stock Incentive Plan is provided under the caption “Compensation — Equity Compensation Plan Information” in the 2009 Proxy Statement. The form of Non-Qualified Stock Option Agreement for awards of stock options to non-employee directors under the 2006 Stock Incentive Plan (including the award of stock options to Mr. Hassan described above) is filed as Exhibit 10.1 to this report.
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

TIME WARNER INC. (Registrant)
Date: November 4, 2009	/s/ John K. Martin, Jr.
John K. Martin, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
10.1	Form of Non-Qualified Stock Option Agreement, Directors Version 8 (DIR8) (for awards of stock options to non-employee directors under the Time Warner Inc. 2006 Stock Incentive Plan).
10.2	Form of Notice of Grant of Stock Options to Non-Employee Director (for awards of stock options to non-employee directors under the Time Warner Inc. 2006 Stock Incentive Plan).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009. †
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 4, 2009, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet at September 30, 2009 and December 31, 2008, (ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2009 and 2008, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008, (iv) Consolidated Statement of Equity for the nine months ended September 30, 2009 and 2008, (v) Notes to Consolidated Financial Statements (tagged as blocks of text) and (vi) Supplementary Information — Condensed Consolidating Financial Statements (tagged as a block of text). †

†
This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.