Form 10-K
period 2009-12-31
TIME WARNER INC.
filed 2010-02-19
CIK 1105705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of the close of business on February 11, 2010, there were 1,150,231,940 shares of the registrant’s Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2009) was approximately $28.96 billion.

Documents Incorporated by Reference:

Description of document	Part of the Form 10-K

Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2010 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Item 10 are not incorporated by reference and are provided herein)

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
PART IV
Item 15. Exhibits and Financial Statements Schedules.
EX-10.22
EX-10.37
EX-10.39
EX-10.54
EX-21
EX-23
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.	Business.

Time Warner Inc. (the “Company” or “Time Warner”), a Delaware corporation, is a leading media and entertainment company. The Company classifies its businesses into the following three reporting segments:

•	Networks, consisting principally of cable television networks that provide programming;

•	Filmed Entertainment, consisting principally of feature film, television and home video production and distribution; and

•	Publishing, consisting principally of magazine publishing.

At December 31, 2009, the Company had a total of approximately 31,000 employees.

For convenience, the terms the “Company,” “Time Warner” and the “Registrant” are used in this Annual Report on Form 10-K to refer to both the parent company and collectively to the parent company and the subsidiaries through which its various businesses are conducted, unless the context otherwise requires.

Recent Developments

On March 12, 2009, the Company completed the legal and structural separation of Time Warner Cable Inc. (“TWC”) from the Company (the “TWC Separation”), and, on December 9, 2009, the Company completed the legal and structural separation of AOL Inc. (“AOL”) from the Company (the “AOL Separation”). With the completion of these separations, the Company disposed of its former Cable and AOL segments in their entirety. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Developments” for additional information regarding the separations.

Caution Concerning Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation, and expressly disclaims any obligation, to update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise. Time Warner’s actual results may differ materially from the expectations contained herein due to changes in economic, business, competitive, technological, strategic and/or regulatory factors and other factors affecting the operation of the businesses of Time Warner. For more detailed information about these factors, and risk factors with respect to the Company’s operations, see Item 1A, “Risk Factors,” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Caution Concerning Forward-Looking Statements.”

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

NETWORKS

The Company’s Networks business consists principally of domestic and international networks and premium pay television programming services. The networks owned by Turner Broadcasting System, Inc. (“Turner”), which are described below, are collectively referred to as the “Turner Networks.” Premium pay television programming consists of the multi channel HBO and Cinemax pay television programming services (collectively, the “Home Box Office Services”) operated by Home Box Office, Inc. (“Home Box Office”).

The programming of the Turner Networks and the Home Box Office Services (collectively, the “Networks”) is distributed via cable systems, satellite distribution systems, telephone companies and other distribution technologies.

Turner generates revenues principally from providing programming to cable system operators, satellite distribution services, telephone companies and other distributors (known as affiliates) that have contracted to receive and distribute this programming and from the sale of advertising (other than Turner Classic Movies and Boomerang, which sell advertising only in certain international markets). Turner’s agreements with its affiliates are typically long-term arrangements that provide for annual service fee increases and have fee arrangements that are generally related to the number of subscribers served by the affiliate. Turner’s advertising revenues consist of consumer advertising, which is sold primarily on a national basis in the U.S. and on a pan-regional or local-language feed basis outside the U.S. Advertising contracts generally have terms of one year or less. Advertising revenues are generated from a wide variety of advertising categories, including motion picture, food and beverage, financial and business services, pharmaceuticals and medical, restaurants, automotive, retail and telecommunications. In the U.S., advertising revenues are a function of the size and demographics of the audience delivered, the “CPM,” which is the cost per thousand viewers delivered, and the number of units of time sold. Units sold and CPMs are influenced by the quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular programming, as well as overall advertiser demand in the marketplace. Outside the U.S., advertising is generally not sold based on audience delivery, but rather is sold at a fixed rate for the spot.

Home Box Office generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to subscribers who are generally free to cancel their subscriptions at any time. Home Box Office’s agreements with its affiliates are typically long-term arrangements that provide for annual service fee increases and retail promotion activities and have fee arrangements that are generally related to the number of subscribers served by the affiliate. The Home Box Office Services and their affiliates engage in ongoing marketing and promotional activities to retain existing subscribers and acquire new subscribers. Home Box Office also derives revenues from its original films, mini-series and series through the sale of DVDs and Blu-ray Discs, as well as from the licensing of original programming in syndication and to basic cable channels.

Turner Networks

Domestic Networks

Turner’s networks in the U.S. consist of entertainment and news networks. Turner’s entertainment networks include TBS, which reached approximately 100.1 million U.S. television households as reported by Nielsen Media Research (“U.S. television households”) as of December 2009; TNT, which reached approximately 99.1 million U.S. television households as of December 2009; Cartoon Network (including adult swim, its overnight block of contemporary animation aimed at young adults), which reached approximately 98.3 million U.S. television households as of December 2009; truTV, which reached approximately 92.2 million U.S. television households as of December 2009; Turner Classic Movies, a commercial-free network; and Boomerang. HD feeds of TBS, TNT, Cartoon Network, truTV and Turner Classic Movies are made available to affiliates. Programming for these entertainment networks is derived, in part, from the Company’s film, made-for-television and animation libraries to which Turner or other divisions of the Company own the copyrights, sports programming and other licensed programming, including syndicated television series and network movie premieres.

For its sports programming, Turner has a programming rights agreement with the National Basketball Association (“NBA”) to produce and telecast a certain number of regular season and playoff games on TNT through the 2015-16 season. In addition, Turner has a separate agreement with the NBA, effective through the 2015-16 season, under which Turner and the NBA jointly manage a portfolio of the NBA’s digital businesses, NBA TV and NBA League Pass. Turner also has a programming rights agreement with Major League Baseball to produce and telecast a certain number of regular season and playoff games on TBS through the 2013 season. In addition,

Turner has secured rights to produce and telecast certain NASCAR Sprint Cup Series races through 2014 and certain Professional Golfers’ Association (“PGA”) events through 2019.

Turner’s CNN and HLN networks, 24-hour per day cable television news services, reached approximately 100.2 million and 99.3 million U.S. television households, respectively, as of December 2009. An HD feed of CNN also is made available to affiliates. As of December 31, 2009, CNN managed 45 news bureaus and editorial operations, of which 13 are located in the U.S. In 2009, CNN won a Peabody Award for its multi-platform coverage of the 2008 presidential primary campaigns and debates.

International Networks

Turner’s entertainment and news networks are distributed to multiple distribution platforms such as cable and Internet Protocol Television (IPTV) systems, satellite platforms, mobile operators and broadcasters for delivery to households, hotels and other viewers around the world.

Turner distributes approximately 87 region-specific versions and local-language feeds of Cartoon Network, Boomerang, Turner Classic Movies, TNT and other entertainment networks in approximately 180 countries around the world. Turner distributes Space, Infinito, I-Sat, Fashion TV, HTV and Much Music primarily in Latin America. These entertainment networks air movies and series, documentaries, fashion and lifestyle content and music videos. In addition, Turner has the sales representation rights for nine networks operating principally in Latin America that are owned by third parties. In India and certain other South Asian territories, it distributes Pogo, an entertainment network for children. Turner India also distributes HBO in India and the Maldives. In March 2009, Turner, together with Warner Bros., launched WB, an English language entertainment channel in India that features programming licensed from Warner Bros.

In January 2009, Turner launched TNT Serie, a German language version of TNT, in Germany. In April 2009, Turner launched truTV in Latin America as an English language channel with Spanish and Portuguese subtitles. In September 2009, a local language truTV branded block was launched with an Italian broadcaster. In April 2009, Turner launched BOING in Spain as a block of kids programming on an existing network. In 2010, Turner plans to launch truTV in Asia, and in January 2010 Turner Latin America acquired the sales representation rights to the Warner Bros. channel in Latin America.

In August 2009, Turner acquired Japan Image Communications Co., Ltd., a Japanese pay television business. In December 2009, Turner entered into an agreement to acquire a majority stake in NDTV Imagine Limited, which owns a Hindi general entertainment channel in India. The transaction is expected to close during the first quarter of 2010 and is subject to customary closing conditions, including the receipt of Indian regulatory approval.

CNN International, an English language news network, is distributed in more than 190 countries and territories as of the end of 2009. CNN International has network feeds in five separate regions: Europe/Middle East/Africa, Asia Pacific, South Asia, Latin America and North America. HLN is distributed in Canada, the Caribbean, parts of Latin America and the Asia Pacific region. CNN en Espaňol, a separate Spanish language news network, is distributed primarily in Latin America.

In a number of regions, Turner has launched local-language versions of its channels through joint ventures with local partners. These include CNN+, a Spanish language 24-hour news network distributed in Spain; CNN Turk, a Turkish language 24-hour news network available in Turkey and the Netherlands; Cartoon Network Turkey and TNT Turkey, both Turkish language channels distributed in Turkey; CNN Chile, a Spanish language 24-hour news network distributed in Chile; CNNj, an English-with-Japanese-translation news service in Japan; Cartoon Network Korea, a local-language 24-hour channel for kids; and BOING, an Italian language 24-hour kids animation network. CNN content is distributed through CNN-IBN, a co-branded, 24-hour, English language general news and current affairs channel in India. Turner also has interests in a Mandarin language general entertainment service in China (CETV).

Websites and Digital Applications and Initiatives

Turner operates various websites that generate revenues primarily from commercial advertising. CNN has multiple websites, including CNN.com and several localized editions that operate in Turner’s international markets.

CNN also operates CNNMoney.com in collaboration with Time Inc.’s Money and Fortune magazines. Turner operates the NASCAR websites NASCAR.com and NASCAR.com en Espaňol under an agreement with NASCAR that runs through 2014, and the PGA’s and PGA Tour’s websites, PGA.com and PGATour.com, respectively, under agreements with the PGA and the PGA Tour that run through 2019. In addition, Turner operates NBA.com under an agreement with the NBA that runs through 2016. Turner also operates CartoonNetwork.com, as well as 45 international websites affiliated with the regional children’s services feeds. Turner also published several Apps in Apple Inc.’s iTunes App Store, including CNN Mobile. In 2010, Turner intends to continue to partner with affiliates on trials and commercials launches of online and on demand access to Turner’s content through services provided by such affiliates in accordance with the broad principles established by the initiative to deliver TV Everywhere.

Home Box Office

HBO, operated by Home Box Office, is the nation’s most widely distributed premium pay television service. Including HBO’s sister service, Cinemax, the Home Box Office Services had approximately 41 million domestic subscriptions as of December 31, 2009. Both HBO and Cinemax are made available in HD on a number of multiplex channels. Home Box Office also offers HBO and Cinemax On Demand, subscription products that enable digital cable and telephone company customers who subscribe to the HBO and Cinemax services to view programs at the time they choose. In 2009, Home Box Office also began limited tests of HBO and Cinemax on demand subscription products delivered by means of broadband networks, which it intends to expand and make available to subscribers of the HBO and Cinemax services via certain of HBO’s affiliates in 2010.

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

HBO is also defined by its award-winning original dramatic and comedy series, such as True Blood, The Sopranos, Entourage and Curb Your Enthusiasm, as well as movies, mini-series, boxing matches and sports news programs, comedy specials, family programming and documentaries. In 2009, among other awards, HBO won 21 Primetime Emmys — the most of any network — as well as 8 Sports Emmys. In addition, HBO won five Peabody Awards, including awards for the comedy series Entourage and the miniseries John Adams.

Home Box Office also generates revenues from the exploitation of its original programming through multiple distribution outlets. HBO Home Entertainment markets a variety of HBO’s original programming on DVD and Blu-ray Discs. HBO licenses its original series, such as The Sopranos, Sex and the City, Entourage and Curb Your Enthusiasm, to basic cable channels and has also licensed Sex and the City, Entourage and Curb Your Enthusiasm in syndication. The Home Box Office-produced show Everybody Loves Raymond, which aired for nine seasons on broadcast television, is currently in syndication as well. Home Box Office content is also distributed by Apple Inc. through its online iTunes stores in the U.S. and various international regions, as well as on various mobile telephone platforms. In addition, HBO-branded services are distributed in more than 50 countries in Latin America, Asia and Central Europe, primarily through various pay television joint ventures. In 2007 and 2008, Home Box Office acquired additional interests in HBO Asia and HBO South Asia and additional interests in HBO Latin America Group. In January 2010, Home Box Office purchased the remainder of its partners’ interests in HBO Central Europe.

The CW

Launched at the beginning of the Fall 2006 broadcast season, The CW broadcast network is a 50-50 joint venture between Warner Bros. and CBS Corporation (“CBS”). The CW’s schedule includes, among other things, a five night-10 hour primetime lineup with programming such as Gossip Girl, 90210, Melrose Place, One Tree Hill, Life Unexpected, America’s Next Top Model, Vampire Diaries, Smallville and Supernatural, as well as a five-hour block of animated children’s programming on Saturday mornings. As of December 31, 2009, The CW was carried nationally by affiliated television stations covering 93% of U.S. television households. Among the affiliates of The CW are 13 stations owned by Tribune Broadcasting and 9 stations owned by CBS.

Central Media Enterprises Ltd.

During 2009, the Company acquired an approximately 31% interest in Central Media Enterprises Ltd., a publicly-traded broadcasting company that operates leading networks in seven Central and Eastern European countries.

Competition

The Networks compete with other television programming services for marketing and distribution by cable, satellite and other distribution systems. The Networks also compete for viewers’ attention and audience share with all other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, other pay and basic cable television services, motion pictures, home video, pay-per-view and video-on-demand services, online activities (including Internet streaming and downloading), and other forms of news, information and entertainment. In addition, the Networks face competition for programming from those same commercial television networks, independent stations, and pay and basic cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors. The Turner Networks and Turner’s websites compete for advertising budgets with numerous direct competitors and other media.

The Networks’ production divisions compete with other production companies for the services of producers, directors, writers, actors and others and for the acquisition of scripts.

FILMED ENTERTAINMENT

The Company’s Filmed Entertainment businesses produce and distribute theatrical motion pictures, television shows, animation and other programming and videogames, distribute home video product, and license rights to the Company’s feature films, television programming and characters. All of the foregoing businesses are principally conducted by various subsidiaries and affiliates of Warner Bros. Entertainment Inc., known collectively as the Warner Bros. Entertainment Group (“Warner Bros.”), including New Line Cinema LLC (“New Line”). The New Line business has been operated as a unit of Warner Bros. since July 2008 and as a subsidiary since January 2010.

Feature Films

Warner Bros.

Warner Bros. produces feature films both wholly on its own and under co-financing arrangements with others, and also distributes its films and completed films produced by others. Warner Bros.’ feature films are produced under the Warner Bros. Pictures and Castle Rock banners. The terms of Warner Bros.’ agreements with independent producers and other entities are separately negotiated and vary depending on the production, the amount and type of financing by Warner Bros., the media and territories covered, the distribution term and other factors.

Warner Bros.’ strategy focuses on offering a diverse slate of films with a mix of genres, talent and budgets that includes several “event” movies per year. In response to the high cost of producing theatrical films, Warner Bros. has entered into certain film co-financing arrangements with other companies, decreasing its financial risk while in most cases retaining substantially all worldwide distribution rights. During 2009, Warner Bros. released 18 original motion pictures for worldwide theatrical exhibition, including Harry Potter and the Half-Blood Prince, The Hangover, Sherlock Holmes, The Blind Side and Invictus. Of the total 2009 releases, two were wholly financed by Warner Bros. and 16 were financed with or by others.

Warner Bros. has co-financing arrangements with Village Roadshow Pictures and Legendary Pictures, LLC. Additionally, Warner Bros. has an exclusive distribution arrangement with Alcon Entertainment for distribution of all of Alcon’s motion pictures in domestic and certain international territories. Warner Bros. also has an exclusive distribution arrangement with Dark Castle Holdings, LLC, under which Warner Bros. will distribute 15 Dark Castle feature films in the U.S. and, generally, in all international territories.

Warner Bros. distributes feature films for theatrical exhibition to more than 125 international territories. In 2009, Warner Bros. released internationally 11 English-language motion pictures and 33 local-language films that it either produced or acquired.

After their theatrical exhibition, Warner Bros. licenses its newly produced films, as well as films from its library, for distribution on broadcast, cable, satellite and pay television channels both domestically and internationally, and it also distributes its films on DVD and Blu-ray Discs and in various digital formats.

New Line

New Line produces feature films, which are distributed by Warner Bros. New Line’s strategy, like Warner Bros.’, focuses on offering a diverse slate of films with an emphasis on building and leveraging franchises. During 2009, New Line released eight films, including He’s Just Not That Into You, The Final Destination, Friday the 13th and Ghosts of Girlfriends Past.

Home Entertainment

Warner Home Video (“WHV”), a division of Warner Bros. Home Entertainment Inc. (“WBHE”), distributes DVDs and Blu-ray Discs containing filmed entertainment product produced or otherwise acquired by the Company’s various content-producing subsidiaries and divisions, including Warner Bros. Pictures, Warner Bros. Television, New Line, Home Box Office and Turner. Significant WHV releases during 2009 included Harry Potter and the Half-Blood Prince, The Hangover and Gran Torino. WHV produces and distributes DVDs and Blu-ray Discs from new content generated by the Company as well as from the Company’s extensive filmed entertainment library of thousands of feature films, television titles and animated titles. WHV also distributes other companies’ product, including DVDs and Blu-ray Discs for BBC, Sesame Street and national sports leagues in the U.S., and has similar distribution relationships with producers outside the U.S.

WHV sells and licenses its product for resale in the U.S. and in major international territories to retailers and wholesalers through its own sales force, with warehousing and fulfillment handled by third parties. DVD and Blu-ray Disc product is replicated by third parties, with replication for the U.S., Canada, Europe and Mexico provided for under a long-term contract. In some countries, WHV’s product is distributed through licensees.

Warner Premiere, a division of Warner Specialty Films Inc. established in 2006, develops and produces filmed entertainment that is distributed initially through DVD and Blu-ray Disc sales (“direct-to-video”) and short-form content that is distributed through online and wireless platforms. Warner Premiere produced 8 direct-to-video titles in 2009. In addition, in 2009, Warner Premiere Digital produced several short form animated series such as Superman: Red Son and Batman: Black and White Motion Comics, which incorporate various animation features into comic book artwork.

Television

Warner Bros. Television Group (“WBTVG”) is one of the world’s leading suppliers of television programming, distributing programming in the U.S. as well as in more than 200 international territories and in more than 45 languages. WBTVG both develops and produces new television series, made-for-television movies, reality-based entertainment shows and animation programs and also licenses programming from the Warner Bros. library for exhibition on media all over the world. In August 2009, Warner Bros. International Television Distribution Inc. announced the formation of a new production unit to create locally-produced versions of the studio’s programs and develop original local programming.

WBTVG programming is primarily produced by Warner Bros. Television (“WBTV”), a division of WB Studio Enterprises Inc. that produces primetime dramatic and comedy programming for the major broadcast networks and for cable networks; Warner Horizon Television Inc. (“Warner Horizon”), which specializes in unscripted programming for broadcast networks as well as scripted and unscripted programming for cable networks; and Telepictures Productions Inc. (“Telepictures”), which specializes in reality-based and talk/variety series for the syndication and daytime markets. For the 2009-10 season, WBTV is producing, among others, Smallville and Gossip Girl for The CW and Two and a Half Men, The Big Bang Theory, Fringe, and The Mentalist for other broadcast networks. WBTV also produces original series for cable networks, including The Closer and Nip/Tuck. Warner Horizon produces the primetime reality series The Bachelor and America’s Best Dance Crew. Telepictures produces first-run syndication shows such as Extra, and the talk shows The Ellen DeGeneres Show and Tyra, TMZ, a series based on the top entertainment website TMZ.com, and Lopez Tonight for TBS.

Warner Bros. Animation Inc. (“WBAI”) creates, develops and produces contemporary animated television programming and original made-for-DVD releases, including the Scooby-Doo series. WBAI also oversees the creative use of, and production of animated programming based on, classic animated characters from Warner Bros., including Looney Tunes, and from the Hanna-Barbera and DC Comics libraries.

Interactive Videogames

Warner Bros. Interactive Entertainment (“WBIE”), a division of WBHE, develops, publishes and licenses interactive videogames for a variety of platforms based on Warner Bros. and DC Comics properties, as well as original game properties. In 2009, WBIE continued to expand its games publishing business by increasing its development capabilities, entering into new videogame distribution agreements and further leveraging WBHE’s global distribution infrastructure. Significant publishing releases in 2009 included Lego Indiana Jones 2: The Adventure Continues, F.E.A.R. 2: Project Origin, LEGO Rock Band and Scribblenauts. WBIE also co-published or distributed a number of additional third-party videogame titles primarily in North America, including Batman: Arkham Asylum. WBIE has entered into an agreement for the co-financing of certain of its interactive videogames with Imagenation Abu Dhabi, a subsidiary of Abu Dhabi Media Company, which arrangement is described in more detail below.

Digital Media

Warner Bros. Digital Distribution (“WBDD”), a division of WBHE, enters into domestic and international licensing arrangements for distribution of Warner Bros.’ film and television content and acquired content through both video on demand (“VOD”) and/or electronic sell-through (“EST”) transactions via cable, IPTV systems, satellite and online services for delivery to households, hotels and other viewers worldwide. WBDD licenses film and television content for both VOD and EST to cable, satellite and telephone company partners such as Comcast, Time Warner Cable, DirecTV, DISH Network and Verizon, as well as broadband customers including Apple’s iTunes, Amazon’s Video on Demand, Microsoft’s Xbox 360, Sony’s Playstation 3 and Blockbuster. WBDD has also licensed movies to Netflix’s subscription on demand service. In 2009, WBDD continued its VOD content release strategy of initiating the release, both domestically and in 15 international territories, of selected films through VOD on the same date as their release on DVD, Blu-ray Discs and EST.

In 2009 WBDD expanded its arrangements with a number of mobile handset and PC manufacturers, including Nokia, Samsung and Dell, to pre-load films onto their devices to be marketed to consumers. WBDD also entered into content licensing deals for online interactive videogames involving DC Comics properties and The Lord of the Rings and for numerous mobile interactive videogames. In addition to its content licensing activities, WBDD published 23 Apps in Apple’s iTunes App Store, including Harry Potter: Spells, Lego Batman and Sherlock Holmes Mysteries. In partnership with WBIE, WBDD expanded its digital distribution strategy to include the online distribution of interactive videogames on multiple platforms including PC, Microsoft’s Xbox 360, Sony’s Playstation 3 and handheld devices including Sony’s PSP device and Apple’s iPhone and iPod Touch. WBDD also entered into agreements in 2009 to test delivery of content through in-store digital kiosk locations.

WBDD manages Warner Bros.’ direct-to-consumer retail website, wbshop.com. In 2009, WBDD launched the Warner Archive Collection manufacturing-on-demand offering, allowing consumers to select Warner Bros. titles online, many of which were never before released on disc, and have the films burned onto discs and delivered to them. WBDD released over 420 such titles on wbshop.com in 2009.

WBDD also makes electronic copies of movies available to consumers who purchase specially marked DVDs and Blu-ray Discs, either by entering a code included in the product packaging that allows consumers to download a file containing the film or by placing an electronic copy of the film directly on the DVD or Blu-ray Disc that the consumer can upload. In 2009, digital copies were offered to purchasers of DVDs and Blu-ray Discs on 60 titles in the United States and digital copy offers were also made available for certain titles in 20 international territories.

WBTVG’s online destination TMZ.com, is one of the leading entertainment news websites in the U.S. WBTVG’s MomLogic.com site serves as Telepictures’ online women’s network, the destination site TheWB.com is an online video site featuring programs from the Warner Bros. library and new original production, and its KidsWB.com is a casual game and video online destination site with a target audience of kids, ages 6-12. In addition, the online destination Essence.com, launched in conjunction with Time Inc.’s Essence magazine, is a leading online destination for African-American women. In 2010, WBTVG plans to launch one or more additional destination sites. WBTVG’s digital production venture, Studio 2.0, continues to create original programming for online and wireless distribution.

Many of WBTVG’s current on-air television series are available on demand via broadband and wireless streaming and downloading and cable VOD platforms under agreements entered into with the broadcast and cable networks exhibiting the series. Pursuant to those agreements, the networks have the right to offer each series episode on demand for a limited period of time after the episode airs and WBTVG retains the right to offer permanent downloads of current episodes during the same timeframe and, increasingly, WBTVG has the right to offer online streaming of current series episodes at the end of a broadcast year. WBTVG also distributes certain off-air, or library, television series online in the U.S. through TheWB.com and other destination sites, and through distribution agreements with third party video exhibition sites. Internationally, WBTVG has a number of Warner Bros. branded on-demand program services, which, as of December 31, 2009, included five services in the U.K., three in each of France, Germany and China, two in each of Austria, Italy and Japan, and one in each of the Netherlands, Finland, Canada, Greece/Cyprus, Poland and Spain. In addition, WBTVG operates a linear Warner Bros. branded general entertainment channel in Latin America, and supplies programming to a linear Warner Bros. branded general entertainment channel in India.

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

Warner Bros. and CBS each have a 50% interest in The CW, a broadcast network launched at the beginning of the Fall 2006 broadcast season. For additional information, see “Networks,” above.

Warner Bros. International Cinemas Inc. holds interests through joint ventures in 70 multi-screen cinema complexes, with over 550 screens in Japan and the U.S. as of December 31, 2009.

DC Entertainment, which is wholly owned by the Company, is responsible for bringing the DC Comics business, brand and characters from comics into other content and distribution businesses including feature films, television programming, interactive videogames, direct-to-consumer platforms, and consumer products. DC Comics, also wholly owned by the Company, publishes on average approximately 90 comic books and 30 graphic novels per month, featuring such popular characters as Superman, Batman, Green Lantern, Wonder Woman and The Sandman. DC Entertainment is the operating name of E.C. Publications, Inc., which also publishes MAD magazine.

In 2007, Warner Bros. entered into a long-term, multi-faceted strategic alliance with ALDAR Properties PJSC, an Abu Dhabi real estate development company, and Abu Dhabi Media Company, a media company owned by the Abu Dhabi government, to develop certain entertainment related projects in Abu Dhabi. Some of the initial projects under the strategic alliance will include the creation of a theme park branded with Warner Bros. intellectual property, an agreement for the co-financing and distribution of interactive videogames and a film co-financing and distribution arrangement.

Competition

The production and distribution of theatrical motion pictures, television, videogame and animation product and DVDs and Blu-ray Discs are highly competitive businesses, as each vies with the other, as well as with other forms of entertainment and leisure time activities, including Internet streaming and downloading, websites providing social networking and user-generated content, interactive games and other online activities, for consumers’ attention. Furthermore, there is intense competition in the television industry evidenced by the increasing number and variety of broadcast networks and basic cable and pay television services now available. Despite this increasing variety of networks and services, access to primetime and syndicated television slots has actually tightened as networks and owned and operated stations increasingly source programming from content producers aligned with or owned by their parent companies. There is active competition among all production companies in these industries for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent distributors as well as major studios. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace.

Warner Bros. also competes in its character merchandising and other licensing activities with other licensors of character, brand and celebrity names.

PUBLISHING

The Company’s publishing business is conducted primarily by Time Inc., a wholly owned subsidiary of the Company, either directly or through its subsidiaries. Time Inc. is the largest magazine publisher in the U.S. based on advertising revenues, as measured by Publishers Information Bureau (“PIB”). In addition to publishing magazines, Time Inc. also operates a number of websites, as well as certain direct-marketing businesses.

Publishing

As of December 31, 2009, Time Inc. published 21 magazines in the U.S., including People, Sports Illustrated, Time, InStyle, Real Simple, Southern Living, Entertainment Weekly and Fortune, and over 90 magazines outside the U.S., primarily through IPC Media (“IPC”) in the U.K. and Grupo Editorial Expansión (“GEE”) in Mexico. In addition, Time Inc. operates almost 50 websites, such as CNNMoney.com, People.com and SI.com, that collectively had average unique visitors of over 45 million in the U.S., the U.K., Mexico and other countries during the fourth quarter of 2009, according to comScore Media Metrix (based on comScore Media Metrix’s 360 methodology for digital audience measurement, which Time Inc. has utilized since October 2009).

In December 2009, Time Inc., together with four other leading publishers, announced the formation of an independent venture to develop a new digital storefront and related technology that will allow consumers to enjoy media content on portable digital devices.

In 2008, Time Inc. reorganized its U.S. magazines and companion websites into three business units, each under a single management team: (1) Style and Entertainment, (2) News and (3) Lifestyle. This structure has enabled Time Inc. to reduce its costs while bringing together under centralized management products that have a common appeal in the marketplace. In addition, magazine consumer marketing and production and distribution activities are generally centralized, and subscription fulfillment activities for Time Inc.’s U.S. magazines are primarily administered from a centralized facility in Tampa, Florida. In 2009, Time Inc. implemented further cost-saving initiatives, particularly at its News business unit.

Style and Entertainment

People is a weekly magazine that reports on celebrities and other newsworthy individuals. People magazine generated approximately 20% of Time Inc.’s revenues in 2009. The People franchise also includes: People StyleWatch, a monthly magazine aimed at U.S. style-conscious younger readers; People en Espaňol, a monthly Spanish-language magazine aimed primarily at U.S. Hispanic readers; People.com, a leading website for celebrity news, photos and entertainment coverage; and PeopleEnEspaňol.com, a bilingual website aimed primarily at the U.S. Hispanic audience.

InStyle, a monthly magazine, and InStyle.com, a related website, focus on celebrity, lifestyle, beauty and fashion. Time Inc. also publishes InStyle in the U.K. through IPC and in Mexico through GEE.

Entertainment Weekly, a weekly magazine, and EW.com, a related entertainment news website, feature reviews and reports on movies, DVDs, video, television, music and books.

Essence Communications Inc. (“ECI”) publishes Essence, a leading lifestyle magazine for African-American women in the U.S., and Essence.com, a related website, and also produces the annual Essence Music Festival. ECI partnered with Warner Bros. in 2008 to re-launch Essence.com and has also expanded the brand’s content online and into television and home entertainment.

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

Fortune is a magazine published 18 times per year that reports on worldwide economic and business developments and compiles the annual Fortune 500 list of the largest U.S. corporations. Time Inc. also publishes Money, a monthly magazine that reports primarily on personal finance. Both of these magazines combine their resources on the CNNMoney.com website, a leading financial news and personal finance website that is operated in partnership with CNN.

Life.com, launched in March 2009, is a joint venture between Time Inc. and Getty Images, Inc. It is one of the largest collections of professional photography online with over seven million photos, a combination of the legendary Life Magazine archives and Getty’s extensive collection of contemporary images.

Lifestyle

Real Simple, a monthly magazine, and RealSimple.com, a related website, focus on life, home, body and soul and provide practical solutions to make women’s lives easier.

Southern Living, a monthly regional magazine, and SouthernLiving.com, a related website, focus on lifestyles in the southern part of the U.S.

Cooking Light, a monthly epicurean magazine, and CookingLight.com, a related website, focus on cooking healthy and great tasting meals.

Sunset, a monthly magazine, and Sunset.com, a related website, focus on western lifestyle in the U.S.

All You, a monthly magazine, and AllYou.com, a related website, focus on lifestyle and service for value conscious women.

Health, a monthly magazine for women, and Health.com, a related website, focus on information about health and wellness.

This Old House publishes This Old House magazine and ThisOldHouse.com, a related website, and produces two television series, This Old House and Ask This Old House.

Coastal Living, a monthly shelter and lifestyle magazine, and CoastalLiving.com, a related website, focus on home design and lifestyles in coastal areas of the U.S.

MyRecipes.com, a recipes website, and MyHomeIdeas.com, a shelter website, both feature original content and content from other Time Inc. Lifestyle brands.

Other Publishing Operations

Time Inc. also has responsibility under a management contract for the American Express Publishing Corporation’s publishing operations, including its travel and epicurean magazines Travel & Leisure, Food & Wine and Departures and their related websites.

International

IPC, a leading U.K. consumer magazine publisher, publishes approximately 75 magazines as well as numerous special issues. IPC’s magazines include What’s On TV and TV Times in the television listings sector, Chat, Woman and Woman’s Own in the women’s lifestyle sector, Now in the celebrity sector, Woman & Home, Ideal Home and Homes & Gardens in the home and garden sector, Horse & Hound and Country Life in the leisure sector, NME in the music sector and Nuts and Loaded in the men’s lifestyle sector. In addition, IPC publishes four magazines through three unconsolidated joint ventures with Groupe Marie Claire. IPC websites include ShopStyle, a shopping portal on instyle.co.uk, video channels on nme.com, nuts.co.uk, trustedreviews.com and golfmonthly.co.uk, among other websites, and Mousebreaker.com, a U.K. free-to-play game site.

Effective in January 2010, IPC reorganized into three operating divisions that are aligned with its three core audience groups of men, mass-market women and upscale women. This structure is intended to facilitate the delivery of highly targeted audiences to IPC’s advertisers and bring greater focus and efficiency to IPC’s operations.

GEE, a leading Mexican consumer magazine publisher, publishes 14 magazines in Mexico including: Quién, a celebrity and personality magazine; Expansión, a business magazine; IDC, a tax and accounting bulletin; Vuelo and Loop, two in-flight magazines that it publishes pursuant to a license agreement with Mexicana airlines; InStyle Mexico, a fashion and lifestyle magazine for women; and Chilango, a Mexico City listing guide. In addition, GEE publishes two magazines through an unconsolidated joint venture with Hachette Filipacchi Presse S.A. GEE also operates MetrosCúbicos.com, a leading website for classified real estate listings in Mexico, CNNExpansíon.com, a leading business website in Mexico, and Quien.com, a leading celebrity site, and it holds a majority interest in MedioTiempo.com, a leading sports website in Mexico.

Time Inc. licenses over 50 editions of its magazines for publication outside the U.S. to publishers in over 20 countries.

Advertising

Time Inc. derives approximately half of its revenues from the sale of advertising, primarily from its magazines with a smaller amount of advertising revenues from its websites. Advertising carried in Time Inc.’s magazines and on its websites is predominantly consumer advertising, including food, toiletries and cosmetics, drugs, automobiles, computers and telecommunications, media and movies, retail and department stores, financial services and insurance, apparel and accessories, travel and home.

In 2009, Time Inc.’s U.S. magazines accounted for 20% (compared to 18.4% in 2008) of the total U.S. advertising revenues in consumer magazines, excluding newspaper supplements, as measured by PIB. People, Sports Illustrated and Time were ranked 1, 3 and 6, respectively, in terms of PIB-measured advertising revenues in 2009, and Time Inc. had six of the top 25 leading magazines based on the same measure.

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

Time Inc.’s U.S.-based school and youth group fundraising company, QSP, Inc. and its Canadian affiliate, Quality Service Programs Inc. (collectively, “QSP”), offers fundraising programs that help schools and youth groups raise money through the sale of magazine subscriptions to Time Inc. magazines and magazines of other publishers, among other products.

Newsstand sales of magazines, which are reported as a component of Subscription revenues, are sold through traditional newsstands as well as other retail outlets such as Wal-Mart, supermarkets and convenience and drug stores, and may or may not result in repeat purchases. Time/Warner Retail Sales & Marketing Inc. distributes and markets copies of Time Inc. magazines and books and certain other publishers’ magazines and books through third-party wholesalers primarily in the U.S. and Canada. Wholesalers, in turn, sell Time Inc. magazines and books to retailers. A small number of wholesalers are responsible for a substantial portion of Time Inc.’s newsstand sales of magazines and books. IPC’s Marketforce (U.K.) Limited distributes and markets copies of all IPC magazines, some international editions of Time Inc.’s U.S. magazines and certain other publishers’ magazines outside of the U.S. through third-party wholesalers to retail outlets.

Paper and Printing

Paper constitutes a significant component of physical costs in the production of magazines. During 2009, Time Inc. purchased over 275,000 tons of paper for magazines and other printed products principally from three independent manufacturers.

Printing and binding for Time Inc. magazines are performed primarily by major domestic and international independent printing concerns in multiple locations in the U.S. and in other countries. Magazine printing contracts are typically fixed-term at fixed prices with, in some cases, adjustments based on inflation.

Direct-Marketing and Books

Through subsidiaries, Time Inc. conducts direct-marketing businesses as well as certain niche book publishing. In addition to selling magazine subscriptions, Synapse is a direct marketer of consumer products, including jewelry and other merchandise.

In addition to magazine fundraising programs, QSP offers fundraising programs that help schools and youth groups to raise money through the sale of chocolate, cookie dough and other products.

Time Inc.’s book publishing business consists of Time Inc. Home Entertainment, Oxmoor House and Sunset Books, which publish how-to, lifestyle and special commemorative books, among other topics.

In 2009, Time Inc. sold Southern Living At Home, its direct selling division which sells home décor products through independent consultants.

Postal Rates

Postal costs represent a significant operating expense for the Company’s magazine publishing and direct-marketing activities. In 2009, Time Inc. spent over $250 million for services provided by the U.S. Postal Service. The U.S. Postal Service implemented an approximately 3.8% postal rate increase effective May 11, 2009 for all classes of mail but is not expected to increase rates in 2010. These increased costs are not directly passed on to magazine subscribers. Time Inc. strives to minimize postal expense through the use of certain cost-saving activities with respect to address quality, mail preparation and delivery of products to postal facilities.

Competition

Time Inc. faces significant competition from several direct competitors and other media, including the Internet. Time Inc.’s magazine and website operations compete with numerous other magazine and website publishers and other media for circulation and audience and for advertising directed at the general public and at more focused demographic groups. The publishing business presents few barriers to entry and many new magazines and websites are launched annually. In recent years, competitors have launched and/or repositioned many magazines and websites, primarily in the celebrity and women’s sectors that compete directly with People, InStyle, Real Simple and other Time Inc. magazines, as well as Time Inc.’s websites. This has resulted in increased competition, especially at newsstands and mass retailers and particularly for celebrity and entertainment magazines. It is possible that additional competitors may enter the website publishing business.

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

INTELLECTUAL PROPERTY

Time Warner is one of the world’s leading creators, owners and distributors of intellectual property. The Company’s vast intellectual property assets include copyrights in motion pictures, television programs, magazines, software and books; trademarks in names, logos and characters; patents or patent applications for inventions related to its products and services; and licenses of intellectual property rights of various kinds. These intellectual property assets, both in the U.S. and in other countries around the world, are among the Company’s most valuable assets. The Company derives value from these assets through a range of business models, including the theatrical release of films, the licensing of its films and television programming to multiple domestic and international television and cable networks and pay television services, and the sale of products such as DVDs, Blu-ray Discs and magazines. It also derives revenues related to its intellectual property through advertising in its magazines, networks and online properties and from various types of licensing activities, including licensing of its copyrighted motion pictures, television programming and other works to distributors and licensing of its trademarks and characters. To protect these assets, the Company relies on a combination of copyright, trademark, unfair competition, patent and trade secret laws and contract provisions. The duration of the protection afforded to the Company’s intellectual property depends on the type of property in question and the laws and regulations of the relevant jurisdiction; in the case of licenses, it also depends on contractual and/or statutory provisions.

The Company vigorously pursues all appropriate avenues of protection for its intellectual property. However, there can be no assurance of the degree to which these measures will be successful in any given case. Policing unauthorized use of the Company’s intellectual property is often difficult and costly and the steps taken may not in every case prevent misappropriation. Piracy, particularly in the digital environment, continues to present a threat to revenues from products and services based on intellectual property. The Company seeks to limit that threat through a combination of approaches, including offering legitimate market alternatives, applying technical protection measures, pursuing legal sanctions for infringement, promoting appropriate legislative initiatives, and enhancing public awareness of the meaning and value of intellectual property. The Company works with various cross-industry groups and trade associations, as well as with strategic partners to develop and implement technological solutions to control digital piracy.

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

REGULATORY MATTERS

The Company’s cable networks and original programming businesses are subject, in part, to regulation by the Federal Communications Commission (the “FCC”). The Company’s magazine and other direct marketing activities are also subject to regulation. The following is a summary of current significant federal, state and local laws and regulations affecting the growth and operation of these businesses. In addition, various legislative and regulatory proposals under consideration from time to time by the United States Congress (“Congress”) and various federal agencies have in the past materially affected, and may in the future materially affect, the Company and its businesses.

Network Regulation

Under the Communications Act of 1934, as amended, and its implementing regulations, cable networks are subject to certain direct and, through their distribution partners, indirect obligations relating to closed captioning, political advertising, and commercial limits on programming produced and broadcast primarily for an audience of children 12 and under.

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

In addition, various legislative and regulatory proposals may in the future materially affect the Company and its businesses. For example, in October 2009, the FCC initiated a rulemaking to adopt so-called “net neutrality” rules codifying its 2005 Internet Policy Statement by preventing Internet service providers (ISPs) from interfering with: (1) a consumer’s ability to send or receive lawful content over the Internet; (2) a consumer’s ability to run the services and applications of its choice; (3) a consumer’s ability to connect to and use lawful devices that do not harm the ISP’s network; and (4) a consumer’s entitlement to competition among network providers, application providers, service providers, and content providers. The rulemaking also proposes to require ISPs to adhere to new nondiscrimination and transparency principles, but would allow ISPs to employ reasonable network management to address, among other things, network congestion and unlawful transfers of content, such as copyrighted material subject to piracy. The FCC is expected to finalize its rules in 2010.

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

In October 2009, the FCC initiated an inquiry to broadly survey the state of children’s media across multiple platforms and seek comment on existing ratings, advertising, and media literacy efforts. It is unclear what, if any, action the FCC will take in this matter.

The Obama administration is expected to focus on combating childhood obesity through advocacy and other efforts in 2010. In December 2009, an interagency task force announced plans to seek comment on a proposed voluntary nutrition standard for food and beverage marketing aimed at children 2-17 years old. The Federal Trade Commission (“FTC”) is also expected to encourage stronger self-regulatory efforts with respect to food and beverage marketing to children, including restrictions on the use of licensed characters from media companies in conjunction with “unhealthy” food and beverage products and on advertisements for “unhealthy” food and beverages during programming directed at children.

Although the Company is no longer vertically integrated with a cable operator and thus is no longer subject to the FCC’s program access regulations, in January 2007, online video provider, VDC Corporation (“VDC”), filed a program access complaint with the FCC against Turner, also naming Time Warner in the proceeding. VDC seeks both a licensing agreement for the carriage of various Turner networks, as well as damages not to exceed $25 million. This complaint raises issues of first impression at the FCC, including whether online providers such as VDC are entitled to take advantage of the program access rules. Turner believes VDC’s arguments are without merit and has requested dismissal of the complaint. This matter remains pending before the FCC.

Marketing Regulation

Time Inc.’s magazine subscription and direct marketing activities, as well as marketing activities by other divisions of the Company, are subject to regulation by the FTC and each of the states under general consumer protection statutes prohibiting unfair or deceptive acts or practices. Certain areas of marketing activity are also subject to specific federal statutes and rules, such as the Telephone Consumer Protection Act, the Children’s Online Privacy Protection Act, the Gramm-Leach-Bliley Act (relating to financial privacy) and the FTC Mail or Telephone Order Merchandise Rule. Other statutes and rules also regulate conduct in areas such as privacy, data security, product safety and telemarketing. Time Inc. regularly receives and resolves routine inquiries from state Attorneys General and is subject to agreements with state Attorneys General addressing some of Time Inc.’s marketing activities.

FOREIGN CURRENCY EXCHANGE RATES

Time Warner’s businesses generate revenues and incur expenses in a number of foreign currencies and are subject to the risk of fluctuation in currency exchange rates and to exchange controls. Time Warner cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Market Risk Management — Foreign Currency Risk,” Note 13 to the Company’s consolidated financial statements, “Derivative Instruments,” and “Risk Factors” for additional information.

FINANCIAL INFORMATION ABOUT SEGMENTS, GEOGRAPHIC AREAS AND BACKLOG

Financial and other information by segment and revenues by geographic area for each year in the three-year period ended December 31, 2009 is set forth in Note 14 to the Company’s consolidated financial statements, “Segment Information.” Information with respect to the Company’s backlog, representing future revenue not yet recorded from cash contracts for the licensing of theatrical and television product, at December 31, 2009 and December 31, 2008, is set forth in Note 15 to the Company’s consolidated financial statements, “Commitments and Contingencies — Commitments — Programming Licensing Backlog.”

Item 1A.	Risk Factors.

RISKS RELATING TO TIME WARNER GENERALLY

The Company must respond to recent and future changes in technology, services and standards and changes in consumer behavior to remain competitive and continue to increase its revenues. Technology, particularly digital technology used in the entertainment industry, continues to evolve rapidly, and advances in that technology have led to alternative methods for the delivery and storage of digital content. These technological changes have driven and reinforced changes in consumer behavior, as consumers increasingly seek control over when, where and how they consume digital content. For example, content owners are increasingly delivering their content directly to consumers over the Internet, often without charge, and consumer electronics innovations have enabled consumers to view such Internet-delivered content on televisions and portable devices. Further, the current economic conditions could have the effect of accelerating the migration to digital technologies among both providers and consumers of content, with companies seeking greater efficiencies and consumers seeking more value and lower cost alternatives.

Technological developments also pose other challenges for the Company that could adversely affect its revenues and competitive position. For example, the Company may not have the right, and may not be able to secure the right, to distribute its licensed content across new delivery platforms that are developed. In addition, technological developments that enable third-party owners of programming to bypass traditional cable networks, such as the Turner Networks and the Home Box Office Services, and deal directly with cable system and other content distributors could place limitations on the ability of the Networks and Filmed Entertainment segments to distribute such third-party programming that could have an adverse impact on their revenues. Cable system and direct broadcast satellite operators are increasingly able to transmit more channels on their existing equipment, reducing the cost of creating channels and potentially furthering the development of more specialized niche audiences, which could increase the competition for viewers. Furthermore, advances in technology or changes in competitors’ product and service offerings may require the Company in the future to make additional research and development expenditures or to offer at no additional charge or at a lower price certain products and services that are currently offered to customers separately or at a premium. There is also the risk that the Company could develop or support a new technology or business initiative that is not adopted by consumers. In addition, traditional audience measures have evolved with emerging technologies that can measure audiences with improved sensitivity, and there may be future technical and marketplace developments that will result in new audience measurements that may be used as the basis for the pricing and guaranteeing of the advertising contracts of the Publishing segment or the advertising-supported networks in the Networks segment, which could have an adverse effect on these segments’ advertising revenues and an indirect adverse impact on the Filmed Entertainment segment’s licensing revenues. There is also the risk for the Publishing segment that new delivery platforms could lead to pricing restrictions, the loss of distribution control and the loss of a direct relationship with consumers.

The Company’s failure to protect and maximize the value of its content, while adapting to, supporting and developing new technology and business models to take advantage of new and emerging technologies and changes to consumer behavior could have a significant adverse effect on the Company’s businesses and results of operations.

The introduction and increased popularity of alternative technologies for the distribution of entertainment, news and other information and the resulting shift in consumer habits and advertising expenditures from traditional media to digital media could adversely affect the Company’s revenues. The Company’s Publishing and Networks segments derive a substantial portion of their revenues from advertising in magazines and on television, respectively. Distribution of entertainment, news and other information via the Internet has become increasingly popular over the past several years, and viewing entertainment, news and other content on a personal computer, mobile phone or other electronic or portable electronic device has become increasingly popular as well. Accordingly, advertising dollars have started to shift from traditional media to digital media. The Company believes that the shift in major advertisers’ expenditures from traditional media to digital media has adversely affected the revenue growth of the Publishing and Networks segments, which may continue in the future. This shift could further intensify competition for advertising in traditional media, which could exert greater pressure on these segments to increase revenues from digital advertising. In addition, if consumers increasingly elect to obtain news and entertainment online instead of by purchasing the Publishing segment’s magazines, this trend could negatively affect the segment’s circulation revenues and also adversely affect its advertising revenues. Further, the Publishing and Networks segments have taken various steps to diversify the means by which they distribute content and generate advertising revenues, including increasing investments in Internet properties, which may not be sufficient to offset revenue losses resulting from a continued shift in advertising dollars over the long term from traditional media to digital media. In addition, this trend also could have an indirect negative impact on the licensing revenues generated by the Filmed Entertainment segment and the revenues generated by Home Box Office from the licensing of its original programming in syndication and to basic cable networks.

The Company has been, and may continue to be, adversely affected by weak economic and market conditions. The Company’s businesses have been, and in the future will continue to be affected by economic and market conditions, including factors such as interest rates, the rate of unemployment, the level of consumer confidence and changes in consumer spending habits. Because many of the Company’s products and services are largely discretionary items, the deterioration of these conditions could diminish demand for the Company’s products and services. Such a decline could also increase the Company’s cost to provide such products and services. In addition, expenditures by advertisers tend to be cyclical, reflecting general economic conditions, and therefore, the deterioration of these conditions could adversely affect the Company’s revenues since the Company’s Networks and Publishing segments derive a substantial portion of their revenues from the sale of advertising. Declines in consumer spending due to weak economic conditions could also indirectly impact the Company’s advertising revenues by causing downward pricing pressure on advertising because advertisers may not perceive as much value from advertising if consumers are purchasing fewer of their products or services. Advertising expenditures also could be negatively affected by other factors, such as shifting societal norms, pressure from public interest groups, changes in laws and regulations and other social, political and technological developments. Disasters, acts of terrorism, hostilities, global health concerns or pandemics also could lead to a reduction in advertising expenditures as a result of uninterrupted news coverage and economic uncertainty. Advertising expenditures by companies in certain sectors of the economy, including food and beverage, apparel, fashion and retail, pharmaceuticals and medical, motion picture, automotive, financial/business services and insurance, toiletries and cosmetics, and telecommunications, represent a significant portion of the Company’s advertising revenues, and any economic, political, social or technological change resulting in a significant reduction in the advertising spending of these sectors could further adversely affect the Company’s advertising revenues or its ability to maintain or increase such revenues.

Declines in the global economy contributed to reduced advertising expenditures in 2008 and 2009, and, if economic conditions do not improve, advertising expenditures could decline or remain at reduced levels. There is also a risk that print advertising may not rebound when economic conditions improve, or it may take several years for such a rebound to occur.

The Company also faces risks associated with the impact of economic and market conditions on third parties, such as suppliers, retailers, film co-financing partners, insurers, lenders and other sources of financing and other parties with which it does business. If these parties file for protection under bankruptcy laws or otherwise experience negative effects on their businesses due to the market and economic conditions, it could negatively affect the Company’s business or operating results.

Time Warner is exposed to risks associated with disruption in the financial markets. U.S. and global credit and equity markets experienced significant disruption beginning in late 2008, making it difficult for many businesses to obtain financing on acceptable terms. In addition, equity markets experienced wide fluctuations in value. The Company is exposed to risks associated with disruptions in the financial markets, which can make it more difficult and more expensive to obtain financing. In addition, disruptions in the financial markets can adversely affect the Company’s lenders, insurers, customers and counterparties, including vendors, retailers and film co-financing partners. For instance, the inability of the Company’s counterparties to obtain financing on acceptable terms could impair their ability to perform under their agreements with the Company and lead to various negative effects on the Company, including fewer outlets for retail sales, business disruption, decreased revenues, increases in bad debt write-offs and, in the case of film co-financing partners, greater risk with respect to the performance of the Company’s films.

Time Warner faces risks relating to doing business internationally that could adversely affect its business and operating results. Time Warner’s businesses operate and serve customers worldwide. There are risks inherent in doing business internationally, including:

•	economic volatility and the global economic slowdown;
•	currency exchange rate fluctuations and inflationary pressures;
•	the requirements of local laws and customs relating to the publication and distribution of content and the display and sale of advertising;
•	import or export restrictions and changes in trade regulations;
•	difficulties in developing, staffing and managing a large number of foreign operations as a result of distance and language and cultural differences;
•	issues related to occupational safety and adherence to diverse local labor laws and regulations;
•	potentially adverse tax developments;
•	longer payment cycles;
•	political or social unrest;
•	risks related to government regulation;
•	the existence in some countries of statutory shareholder minority rights and restrictions on foreign direct ownership;
•	the presence of corruption in certain countries; and
•	higher than anticipated costs of entry.

One or more of these factors could harm the Company’s international operations and its business and operating results. In addition, the Company could be at a competitive disadvantage in the long term if its businesses are not able to strengthen their positions and capitalize on international opportunities in growth economies and media sectors. International expansion involves significant investments as well as risks associated with doing business abroad, and investments in some regions can take a long period to generate an adequate return and in some cases there may not be a developed or efficient legal system to protect foreign investment or intellectual property rights. In addition, if the Company expands into new international regions, some of its businesses will have only limited experience in operating and marketing their products and services in such regions and could be at a disadvantage compared to competitors with more experience, particularly diversified media companies that are well established in some developing nations, and the Company’s strategies for growth may not be successful.

The Company’s businesses operate in highly competitive industries. Competition faced by the businesses in the Company’s Networks and Filmed Entertainment segments is intense and comes from many different sources, and the ability of these businesses to compete successfully depends on many factors, including their ability to provide high-quality, popular entertainment product, adapt to new technologies and distribution platforms and achieve widespread distribution. There has been consolidation in the media industry, and the Networks and Filmed Entertainment segments’ competitors include industry participants with interests in other multiple media businesses that are often vertically integrated. Such vertical integration could have various negative effects on the competitive position of the Networks and Filmed Entertainment segments. For example, vertical integration of television networks and television and film production or distribution companies could adversely affect the Networks segment if it hinders the ability of the Networks segment to obtain programming for its networks. In addition, if purchasers of programming increasingly purchase their programming from production companies with which they are affiliated, such vertical integration could have a negative effect on the Filmed Entertainment segment’s licensing revenues and the revenues generated by Home Box Office from the licensing of its original programming in syndication and to basic cable networks. There can be no assurance that the Networks and Filmed Entertainment segments will be able to compete successfully in the future against existing or potential competitors or that competition will not have an adverse effect on their businesses or results of operations.

The Company’s Publishing segment faces significant competition from several direct competitors and other media, including the Internet. Moreover, additional competitors may enter the website publishing business and further intensify competition, which could have an adverse impact on the segment’s revenues. Competition for print advertising expenditures has intensified in recent years as advertising spending has increasingly shifted from traditional to digital media, and this competition has intensified even further due to difficult economic conditions. There can be no assurance that the Publishing segment will be able to compete successfully in the future against existing or potential competitors or that competition will not have an adverse effect on its business or results of operations.

The Company faces risks relating to competition for the leisure and entertainment time of consumers, which has intensified in part due to advances in technology and changes in consumer behavior. The Company’s businesses are subject to risks relating to increasing competition for the leisure and entertainment time of consumers and this competition may intensify further during economic downturns. The Company’s businesses compete with each other and all other sources of entertainment, news and other information, including broadcast television, films, the Internet, home video products, interactive videogames, sports, print media, live events and radio broadcasts. Technological advancements, such as video-on-demand, new video formats and Internet streaming and downloading, have increased the number of media and entertainment choices available to consumers and intensified the challenges posed by audience fragmentation. The increasing number of choices available to consumers could negatively affect not only consumer demand for the Company’s products and services, but also advertisers’ willingness to purchase advertising from the Company’s businesses. If the Company does not respond appropriately to further increases in the leisure and entertainment choices available to consumers, the Company’s competitive position could deteriorate, and its financial results could suffer.

The popularity of the Company’s content and other factors are difficult to predict and could lead to fluctuations in the Company’s revenues, and low public acceptance of the Company’s content may adversely affect its results of operations. The production and distribution of television programming, films, interactive videogames, magazines and other content are inherently risky businesses largely because the revenues derived from the production and distribution of such content, as well as the licensing of rights to the intellectual property associated with such content, depend primarily on its acceptance by the public, which is difficult to predict. Public acceptance of new, original television programming and new theatrical films and interactive videogames that are not part of a franchise is particularly difficult to predict, which heightens the risks associated with such content. In addition, due to the decline in the sales of DVDs, the success of a theatrical film is much more dependent on public acceptance at the box office. The commercial success of a television program, film, interactive videogame, magazine or other content also depends on the quality and acceptance of other competing content available or released at or near the same time, the adequacy of efforts to limit piracy, particularly of films still in theatrical distribution, the availability of alternate forms of entertainment and leisure time activities, the ability to develop strong brand awareness and target key audience demographics and anticipate and adapt to changes in consumer tastes and behavior on a timely basis, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. In addition, in the case of the Turner Networks, the popularity of their syndicated and original programming is a factor that is weighed when determining their advertising rates, and, as a result, poor ratings in targeted demographics can lead to a reduction in pricing and advertiser demand.

Historically, there has been a correlation between a theatrical film’s domestic box office success and international box office success, as well as a correlation between box office success and success in subsequent distribution channels. Consequently, the underperformance of a film, particularly an “event” film (which typically has high production and marketing costs) or a film that is part of a franchise, can have an adverse impact on the Company’s results of operations in both the year of release and in the future, and may adversely affect revenues from other distribution channels, such as home entertainment and pay television programming services, and sales of interactive videogames and licensed consumer products based on such film.

Sales of DVDs have been declining, which may adversely affect the Company’s growth prospects and results of operations. Several factors, including weak economic conditions, the maturation of the standard definition DVD format, piracy and intense competition for consumer discretionary spending and leisure time, are contributing to an industry-wide decline in DVD sales both domestically and internationally, which has had an adverse effect on the Company’s results of operations. DVD sales have also been adversely affected as subscription rental and discount rental kiosks, which generate significantly less revenue per transaction than DVD sales, have captured an increasing share of consumer transactions and consumer spending. DVD and Blu-ray Disc sales also may be negatively affected as consumers increasingly shift from consuming physical entertainment products to digital forms of entertainment. The media and entertainment industries face a challenge in managing the transition from physical to electronic formats in a manner that continues to support the current DVD and Blu-ray Disc business and their relationships with large retail customers and yet meets the growing consumer demand for delivery of entertainment content in a variety of electronic formats. There can be no assurance that DVD and Blu-ray Disc wholesale prices can be maintained at current levels, due to aggressive retail pricing and the consumer transition to digital and lower priced rental services.

Piracy of the Company’s content may decrease the revenues received from the exploitation of its content and adversely affect its business and profitability. The piracy of Time Warner’s brands, motion pictures, television programming, DVDs, Blu-ray Discs, video content, interactive videogames and other intellectual property in the U.S. and internationally poses significant challenges to the Company’s businesses, particularly the Company’s Filmed Entertainment and Networks segments. Technological advances allowing the unauthorized dissemination of motion pictures, television programming and other content in unprotected digital formats, including via the Internet, increase the threat of piracy because they make it easier to create, transmit and distribute high quality unauthorized copies of content. The proliferation of unauthorized copies and piracy of the Company’s products or the products it licenses from third parties can have an adverse effect on its businesses and profitability because these products reduce the revenues that Time Warner potentially could receive from the legitimate sale and distribution of its content. Policing the unauthorized use of the Company’s contents and products is difficult and costly, and there can be no assurance that the Company’s efforts to enforce its rights and combat piracy will be successful in reducing piracy of the Company’s content and products.

Time Warner’s businesses may suffer if it cannot continue to license or enforce the intellectual property rights on which its businesses depend. The Company relies on patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and licenses and other agreements with its employees, customers, suppliers and other parties, to establish and maintain its intellectual property rights in content, technology and products and services used in its various operations and to conduct its businesses. However, the Company’s intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit it to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product and service offerings or other competitive harm. Further, the laws of certain countries do not protect Time Warner’s proprietary rights, or such laws may not be strictly enforced. Therefore, in certain jurisdictions the Company may be unable to protect its intellectual property adequately against unauthorized copying or use, which could adversely affect its competitive position. Also, because of the migration to digital technology and other technological changes in the industries in which the Company operates, the Company may need to use technologies developed or licensed by third parties in order to conduct its businesses, and if Time Warner is not able to obtain or to continue to obtain licenses from these third parties on reasonable terms, its businesses could be adversely affected. It is also possible that, in connection with a merger, sale or acquisition transaction, the Company may license its trademarks or service marks and associated goodwill to third parties, or the business of various segments could be subject to certain restrictions in connection with such trademarks or service marks and associated goodwill that were not in place prior to such a transaction.

The Company has been, and may be in the future, subject to claims of intellectual property infringement, which could have an adverse impact on the Company’s businesses or operating results due to a disruption in its business operations, the incurrence of significant costs and other factors. From time to time, the Company receives notices from others claiming that it infringes their intellectual property rights, and the number of intellectual property infringement claims could increase in the future. Increased infringement claims and lawsuits could require Time Warner to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question. This could require Time Warner to change its business practices and limit its ability to compete effectively. Even if Time Warner believes that the claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from its businesses. In addition, agreements entered into by the Company may require it to indemnify the other party for certain third-party intellectual property infringement claims, which could require the Company to expend sums to defend against or settle such claims or, potentially, to pay damages. If Time Warner is required to take any of these actions, it could have an adverse impact on the Company’s businesses or operating results. The use of new technologies to distribute content on the Internet, including through Internet sites providing social networking and user-generated content, could put some of the Company’s businesses at an increased risk of allegations of copyright or trademark infringement or legal liability, as well as cause them to incur significant technical, legal or other costs and limit their ability to provide competitive content, features or tools.

The Company’s businesses are subject to labor interruption. The Company and certain of its suppliers retain the services of writers, directors, actors, athletes, technicians, trade employees and others involved in the development and production of motion pictures, television programs and magazines who are covered by collective bargaining agreements. If the Company and its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take actions in the form of strikes, work slowdowns or work stoppages. Such actions or the possibility of such actions could cause delays in the production or the release dates of the Company’s feature films, television programs and magazines, as well as result in higher costs either from such actions or less favorable terms of the applicable agreements on renewal.

The Company’s businesses rely heavily on network and information systems or other technology, and a disruption or failure of such networks, systems or technology as a result of computer viruses, misappropriation of data or other malfeasance, as well as outages, natural disasters, accidental releases of information or similar events, may disrupt the Company’s businesses and damage its reputation. Because network and information systems and other technologies are critical to many of Time Warner’s operating activities, network or information system shutdowns or service disruptions caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters, impairments to satellite systems used to transmit programming, terrorist attacks and similar events, pose increasing risks. Such an event could have an adverse impact on the Company and its customers, including degradation of service, service disruption and damage to equipment and data. Significant incidents could result in a disruption of the Company’s operations, customer dissatisfaction, or a loss of customers or revenues. Furthermore, the operating activities of Time Warner’s various businesses could be subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in the information technology systems and networks of the Company and third party vendors, including personnel, customer and vendor data. The Company could be exposed to significant costs if such risks were to materialize, and such events could damage the reputation and credibility of Time Warner and its businesses and have a negative impact on its revenues. The Company also could be required to expend significant capital and other resources to remedy any such security breach or to repair or replace networks or information systems.

If the AOL Separation or the TWC Separation is determined to be taxable for income tax purposes, Time Warner and/or Time Warner’s stockholders who received shares of AOL or TWC in connection with the spin-offs could incur significant income tax liabilities. In connection with the AOL Separation, Time Warner received an opinion of counsel confirming that the AOL Separation will not result in the recognition, for U.S. Federal income tax purposes, of gain or loss to Time Warner or its stockholders, except to the extent of cash received in lieu of fractional shares. In connection with the TWC Separation, Time Warner received a private letter ruling from the Internal Revenue Service (“IRS”) and opinions of counsel confirming that the TWC Separation should not result in the recognition, for U.S. Federal income tax purposes, of gain or loss to Time Warner or its stockholders, except to the extent of cash received in lieu of fractional shares. The IRS ruling and the opinions received in connection with these transactions were based on, among other things, certain facts, assumptions, representations and undertakings made by Time Warner and by AOL or TWC, as applicable. If any of these facts, assumptions, representations or undertakings is incorrect or not otherwise satisfied, Time Warner and its stockholders may not be able to rely on the relevant IRS ruling or opinion and could be subject to significant tax liabilities. Furthermore, opinions of counsel are not binding on the IRS or state or local tax authorities or the courts, and a tax authority or court could determine that the AOL Separation or the TWC Separation should be treated as a taxable transaction. Under the tax matters agreement that Time Warner entered into with AOL, Time Warner is entitled to indemnification from AOL for taxes resulting from the failure of the AOL Separation to qualify as tax-free (“AOL Transaction Taxes”) as a result of (i) certain actions or failures to act by AOL or (ii) the failure of certain representations made by AOL to be true. Similarly, under the tax matters agreement that Time Warner entered into with TWC, Time Warner is entitled to indemnification from TWC for taxes resulting from the failure of the TWC Separation to qualify as tax-free (“TWC Transaction Taxes” and, together with the AOL Transaction Taxes, the “Transaction Taxes”) as a result of (i) certain actions or failures to act by TWC or (ii) the failure of certain representations made by TWC to be true. However, under these tax matters agreements, if Transaction Taxes are incurred for any other reason, Time Warner would not be entitled to indemnification.

The Company’s businesses are subject to regulation in the U.S. and internationally, which could cause the Company to incur additional costs or liabilities or disrupt its business practices. The Company’s businesses are subject to a variety of U.S. and international laws and regulations. Cable networks in the United States are regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. Time Inc.’s magazine subscription and direct marketing activities are subject to regulation by the FTC and the states under general consumer protection statutes prohibiting unfair or deceptive acts or practices, and certain areas of marketing activity are also subject to specific federal statutes and rules. In addition, the rules of the Audit Bureau of Circulations govern Time Inc.’s magazine subscription activities. The Company’s digital properties and activities are subject to a variety of laws and regulations, including those relating to privacy, consumer protection, data retention and data protection, content regulation and the use of software that allows for audience targeting and tracking of performance metrics, among others.

The U.S. Congress, state legislatures and various regulatory bodies currently are considering, and may in the future adopt, new laws, regulations and policies regarding various matters that could, directly or indirectly, adversely affect the Company’s businesses. For example, in October 2009, the FCC initiated a rulemaking to adopt so-called “net neutrality” rules which would, in part, require Internet service providers to adhere to new nondiscrimination and transparency principles in managing their networks, but would allow reasonable measures to address, among other things, network congestion and unlawful transfers of content, such as copyrighted material subject to piracy. From time to time, there has been consideration of the extension of indecency rules applicable to over-the-air broadcasters to cable and satellite programming and stricter enforcement of existing laws and rules. Also, the FCC initiated a proceeding in 2008 to examine the use of product placement and integration in television programming and sought comment on whether to enhance its existing sponsorship identification disclosure rules, extend such rules to cable networks and expressly prohibit the use of paid product placement or integration in children’s media. Policymakers have also raised concerns about violence in various forms of content, including television programming, motion pictures and interactive videogames, and a renewed interest in children’s media issues, which are currently the subject of an FCC inquiry. The Obama administration is also expected to focus on combating childhood obesity through advocacy and other efforts in 2010, including an interagency task force developing a voluntary nutrition standard for food and beverage marketing aimed at children 2-17 years old. Policymakers have also expressed interest in exploring whether cable operators should offer “à la carte” programming to subscribers on a network-by-network basis or provide “family-friendly” tiers, and a number of cable operators have voluntarily agreed to offer family tiers. The FCC also is examining the manner in which some programming distributors package or bundle services sold to distributors, and the same conduct is at issue in industry-wide antitrust litigation pending in Federal court in Los Angeles, in which the plaintiffs seek to prohibit wholesale bundling practices prospectively. The unbundling or tiering of program services may reduce the distribution of certain cable networks, thereby creating the risk of reduced viewership and increased marketing expenses, and may affect the ability of Turner’s advertising-supported networks to compete for or attract the same level of advertising dollars. A number of states have proposed “Do Not Mail” legislation, similar to Federal “Do Not Call” legislation, which would allow consumers to register their names on a list and not receive direct mail. The Senate Commerce Committee is currently investigating offers of free trial memberships in discount buying clubs made to customers following a customer’s credit card purchase from a merchant. While the investigation does not involve magazines, potential outcomes, such as certain restrictions on the transfer of credit card information, could adversely affect the Publishing segment’s business.

The Company could incur substantial costs necessary to comply with new laws, regulations or policies or substantial penalties or other liabilities if it fails to comply with them. Compliance with new laws, regulations or policies also could cause the Company to change or limit its business practices in a manner that is adverse to its businesses. In addition, if there are changes in laws that provide protections that the Company relies on in conducting its business, it would subject the Company to greater risk of liability and could increase its costs of compliance or limit its ability to operate certain lines of business.

RISKS RELATING TO TIME WARNER’S NETWORKS BUSINESS

The loss of affiliation agreements, or renewal on less favorable terms, could cause the revenues of the Networks segment to decline in any given period, and further consolidation of multichannel video programming distributors could adversely affect the segment. The Networks segment depends on affiliation agreements with cable system operators, satellite distribution services, telephone companies and other customers (known as affiliates) for the distribution of its networks and services, and there can be no assurance that these affiliation agreements will be renewed in the future on terms that are acceptable to the Networks segment. The renewal of such agreements on less favorable terms may adversely affect the segment’s results of operations. In addition, the loss of any one of these arrangements representing a significant number of subscribers or the loss of carriage on the most widely penetrated programming tiers could reduce the distribution of the segment’s programming, which may adversely affect its advertising and subscription revenues. The loss of favorable packaging, positioning, pricing or other marketing opportunities with any affiliate of the segment’s networks also could reduce subscription revenues. In addition, further consolidation among affiliates has provided them greater negotiating power, and increased vertical integration of such affiliates could adversely affect the segment’s ability to maintain or obtain distribution and/or marketing for its networks and services on commercially reasonable terms, or at all.

The inability of the Networks segment to license rights to popular programming could adversely affect the segment’s revenues. The Networks segment obtains a significant portion of its popular programming from third parties. For example, some of Turner’s most widely viewed programming, including sports programming, is made available based on programming rights of varying durations that it has negotiated with third parties, as well as other subsidiaries of the Company. Competition for popular programming is intense, and the businesses in the segment may be outbid by their competitors for the rights to new popular programming or in connection with the renewal of popular programming they currently license. In addition, renewal costs could substantially exceed the existing contract costs. Alternatively, third parties from which the segment obtains programming, such as professional sports teams or leagues, may create their own networks, which could reduce the amount of available content and further intensify competition for licensed programming.

Increases in the costs of programming licenses and other significant costs may adversely affect the gross margins of the Networks segment. The Networks segment licenses a significant amount of its programming, such as motion pictures, television series, and sports events, from movie studios, television production companies and sports organizations. For example, the Turner Networks have obtained the rights to produce and telecast significant sports events, such as NBA play-off games, Major League Baseball play-off games and a series of NASCAR races. If the level of demand for quality content exceeds the amount of quality content available, the networks may have to pay significantly higher licensing costs, which in turn will exert greater pressure on the segment to offset such increased costs with higher advertising and/or subscription revenues. There can be no assurance that the Networks segment will be able to renew existing or enter into additional license agreements for its programming and, if so, if it will be able to do so on terms that are similar to existing terms. There also can be no assurance that it will be able to obtain the rights to distribute the content it licenses over new distribution platforms on acceptable terms. If it is unable to obtain such extensions, renewals or agreements on acceptable terms, the gross margins of the Networks segment may be adversely affected.

The Networks segment produces programming, and it incurs costs for creative talent, including actors, writers and producers, as well as costs relating to development and marketing. The segment also incurs additional significant costs, such as production and newsgathering costs. The Networks segment’s failure to generate sufficient revenues to offset increases in the costs of creative talent or in development, marketing, production or newsgathering costs may lead to decreased profits at the Networks segment.

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

RISKS RELATING TO TIME WARNER’S FILMED ENTERTAINMENT BUSINESS

A decrease in demand for television product could adversely affect Warner Bros.’ revenues. Warner Bros. is a leading supplier of television programming. If there is a decrease in the demand for Warner Bros.’ television product, it could lead to the launch of fewer new television series and a reduction in the number of original programs ordered by the networks, the per-episode license fees generated by Warner Bros. in the near term and the syndication revenues generated by Warner Bros. in the future. Various factors may increase the risk of such a decrease in demand, including station group consolidation and vertical integration between station groups and broadcast networks, as well as the vertical integration of television production studios and broadcast networks, which can increase the networks’ reliance on their in-house or affiliated studios. In addition, the failure of ratings for the programming to meet expectations and the shift of viewers and advertisers away from network television to other entertainment and information outlets could adversely affect the amount and type (e.g., scripted drama) of original programming ordered by networks and the amount they are willing to pay for such programming. Local television stations may face loss of viewership and an accompanying loss of advertising revenues as viewers move to other entertainment outlets, which may negatively affect the segment’s ability to obtain the per-episode license fees in syndication that it has received in the past. Finally, the increasing popularity of local television content in international markets also could result in decreased demand, fewer available broadcast slots, and lower licensing and syndication revenues for U.S. television content.

If the costs of producing and marketing feature films increase in the future, it may be more difficult for a film to generate a profit. The production and marketing of feature films require substantial capital. In recent years, the costs of producing feature films have generally increased. If production and marketing costs increase in the future, it may make it more difficult for the segment’s films to generate a profit. Such increases also create a greater need for the Filmed Entertainment segment to generate revenues internationally or from other media, such as home entertainment, television and new media.

Changes in estimates of future revenues from feature films could result in the write-off or the acceleration of the amortization of film production costs. The Filmed Entertainment segment is required to amortize capitalized film production costs over the expected revenue streams as it recognizes revenues from the associated films. The amount of film production costs that will be amortized each quarter depends on how much future revenue the segment expects to receive from each film. Unamortized film production costs are evaluated for impairment each reporting period on a film-by-film basis. If estimated remaining revenue is not sufficient to recover the unamortized film production costs plus expected but unincurred marketing costs, the unamortized film production costs will be written down to fair value. In any given quarter, if the segment lowers its forecast with respect to total anticipated revenue from any individual feature film, it would be required to accelerate amortization of related film costs. Such a write-down or accelerated amortization could adversely affect the operating results of the Filmed Entertainment segment.

RISKS RELATING TO TIME WARNER’S PUBLISHING BUSINESS

The Publishing segment could face increased costs and business disruption resulting from instability in the wholesaler distribution channel. The Publishing segment operates a national distribution business that relies on wholesalers to distribute its magazines to newsstands and other retail outlets. A small number of wholesalers are responsible for a substantial percentage of the wholesale magazine distribution business in the U.S. In 2008 and 2009, there was significantly increased instability in the wholesaler channel that led to one major wholesaler leaving the business and to certain disruptions to magazine distribution. There is the possibility of further consolidation among these major wholesalers and insolvency of or non-payment by one or more of these wholesalers, especially in light of the economic climate and its impact on retailers. Distribution channel disruptions can temporarily impede the Publishing segment’s ability to distribute magazines to the retail marketplace, which could, among other things, negatively affect the ability of certain magazines to meet the rate base established with advertisers. Continued

disruption in the wholesaler channel, an increase in wholesaler costs or the failure of wholesalers to pay amounts due could adversely affect the Publishing segment’s operating income or cash flow.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Time Warner’s headquarters are located in New York City at One Time Warner Center. The Company also owns or leases offices, studios, production and warehouse spaces, satellite transmission facilities and data centers in numerous locations in the United States and around the world for its businesses. The Company considers its properties adequate for its present needs. The following table sets forth information as of December 31, 2009 with respect to the Company’s principal properties:

		Approximate Square	Type of Ownership;
Location	Principal Use	Feet Floor Space	Expiration Date of Lease

New York, NY One Time Warner Center	Executive and administrative offices, studio and technical space (Corporate HQ and Turner)	1,007,500	Owned and occupied by the Company. Approx. 130,000 sq. ft. is leased to an outside tenant.
New York, NY 75 Rockefeller Plaza Rockefeller Center	Sublet to outside tenants by Corporate	582,400	Leased by the Company. Lease expires in 2014. Entire building is sublet to outside tenants by the Company.
Hong Kong 979 King’s Rd. Oxford House	Executive and administrative offices (Corporate, Turner and Warner Bros.)	154,000	Leased by the Company. Lease expires in 2012.
Atlanta, GA One CNN Center	Executive and administrative offices, studios, technical space and retail (Turner)	1,280,000	Owned by the Company. Approx. 48,000 sq. ft. is leased to outside tenants.
Atlanta, GA 1050 Techwood Dr.	Business offices and studios (Turner)	1,170,000	Owned and occupied by the Company.
New York, NY 600 Third Ave.	Executive and administrative offices, studios and technical space (Turner)	140,000	Leased by the Company. Lease expires in 2010.
London, England 16 Great Marlborough St. Turner House	Executive and administrative offices (Turner)	100,000	Leased by the Company. Lease expires in 2014.
Buenos Aires, Argentina 599 & 533 Defensa St.	Executive and administrative offices, studios and technical space (Turner)	113,000	Owned and occupied by the Company.
Washington DC 820 First St.	Executive and administrative offices, studios and technical space (Turner)	84,000	Leased by the Company. Lease expires in 2020.
Los Angeles, CA 6430 Sunset Blvd.	Executive and administrative offices, studios and technical space (Turner)	37,000	Leased by the Company. Lease expires in 2022.
New York, NY 1100 and 1114 Ave. of the Americas	Executive and business offices (HBO)	673,100	Leased by the Company under two leases expiring in 2018. Approx. 24,200 sq. ft. is sublet to outside tenants.
New York, NY 120A East 23rd Street	Administrative offices, production studios and technical space (HBO)	81,100	Leased by the Company under two leases expiring in 2018.

		Approximate Square	Type of Ownership;
Location	Principal Use	Feet Floor Space	Expiration Date of Lease

Hauppauge, NY 300 New Highway	Communications center and production facility (HBO)	60,000	Owned by the Company.
Burbank, CA 3400 Riverside Dr.	Executive and administrative offices (Warner Bros.)	421,000	Leased by the Company. Lease expires in 2019.
Burbank, CA The Warner Bros. Studio	Sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, back lot and parking lot/structures and other Burbank properties (Warner Bros.)	4,677,000(a)	Owned and occupied by the Company.
Leavesden, UK Leavesden Studios	Sound stages, administrative, technical and dressing room structures, machinery and equipment facilities, back lot and parking lots (Warner Bros.)	477,000	Leased by the Company. Lease expires in 2010.(b)
Burbank, CA 3300 W. Olive Ave.	Executive and administrative offices (Warner Bros.)	231,000	Leased by the Company. Lease expires in 2021.
London, England 98 Theobald Rd.	Executive and administrative offices (Warner Bros.)	133,000	Leased by the Company. Lease expires in 2014.
New York, NY Time & Life Bldg. Rockefeller Center	Executive, business and editorial offices (Time Inc.)	2,200,000	Leased by the Company. Lease expires in 2017. Approx. 186,000 sq. ft. is sublet to outside tenants. Additional sublease of 122,000 is pending landlord approval.
London, England Blue Fin Building 110 Southwark St.	Executive and administrative offices (Time Inc.)	499,000	Owned by the Company. Approx. 131,000 sq. ft. is leased to outside tenants.
Birmingham, AL 2100 Lakeshore Dr.	Executive and administrative offices (Time Inc.)	398,000	Owned and occupied by the Company.
New York, NY 135 West 50th Street	Business and editorial offices (Time Inc.)	240,000	Leased by the Company. Lease expires in 2017. Approximately 547 sq. ft. is sublet to an outside tenant.
Parsippany, NJ 260 Cherry Hill Road	Business offices (Corporate and Time Inc.)	132,000	Owned by the Company.
Tampa, Fl One North Dale Mabry Hwy.	Business offices (Time Inc.)	69,900	Leased by the Company. Lease expires in 2020.

(a)	Represents 4,677,000 sq. ft. of improved space on 158 acres. Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial and office uses.
(b)	In January 2010, Warner Bros. Entertainment began a process to acquire the production facilities at Leavesden Studios. There can be no assurance as to when or if the approval process will be completed.

Item 3.	Legal Proceedings.

Warner Bros. (South) Inc. (“WBS”), a wholly owned subsidiary of the Company, is litigating various tax cases in Brazil. WBS currently is the theatrical distribution licensee for Warner Bros. Entertainment Nederlands (“Warner Bros. Nederlands”) in Brazil and acts as a service provider to the Warner Bros. Nederlands home video licensee. All of the ongoing tax litigation involves WBS’ distribution activities prior to January 2004, when WBS conducted both theatrical and home video distribution. Much of the tax litigation stems from WBS’ position that in distributing videos to rental retailers, it was conducting a distribution service, subject to a municipal service tax, and not the “industrialization” or sale of videos, subject to Brazilian federal and state VAT-like taxes. Both the federal tax authorities and the State of São Paulo, where WBS is based, have challenged this position. The matters relating to state taxes were settled in September 2007 pursuant to a state government-sponsored amnesty program. In November 2009, WBS elected to participate in a federal tax amnesty program, called “REFIS”, which offers substantial reductions in interest and penalties for lump sum and installment payments of contested federal taxes. For the federal taxes included in REFIS, the application of prior judicial deposits to certain of the debts, the return of any excess judicial deposits, the return of a bank guarantee, and the dismissal of the underlying tax cases remain pending. In addition to the federal tax matters being resolved through REFIS, WBS continues to litigate certain other federal tax matters involving the imposition of taxes on royalties remitted outside of Brazil and the appropriate tax rate to be applied. The Company intends to defend against these remaining tax cases vigorously.

On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics and failure to accord credit to Siegel, and the Company has filed counterclaims. On April 30, 2007, the Company filed motions for partial summary judgment on various issues, including the unavailability of accounting for pre-termination and foreign works. On March 26, 2008, the court entered an order of summary judgment finding, among other things, that plaintiffs’ notices of termination were valid and that plaintiffs had thereby recaptured, as of April 16, 1999, their rights to a one-half interest in the Superman story material, as first published, but that the accounting for profits would not include profits attributable to foreign exploitation, republication of pre-termination works and trademark exploitation. On October 6, 2008, the court dismissed plaintiffs’ Lanham Act and “wasting” claims with prejudice. In orders issued on October 14, 2008, the court determined that the remaining claims in the case will be subject to phased non-jury trials. The first phase trial concluded on May 21, 2009, and on July 8, 2009, the court issued a decision in favor of the defendants on the issue of whether the terms of various license agreements between DC Comics and Warner Bros. Entertainment Inc. were at fair market value or constituted “sweetheart deals.” The second phase trial was previously scheduled to commence on December 1, 2009, and the parties are awaiting a new date for the commencement of this trial. The Company intends to defend against this lawsuit vigorously.

On October 22, 2004, the same Siegel heirs filed a second lawsuit against the same defendants, as well as Warner Communications Inc. and Warner Bros. Television Production Inc. in the U.S. District Court for the Central District of California. Plaintiffs claim that Jerome Siegel was the sole creator of the character Superboy and, as such, DC Comics has had no right to create new Superboy works since the alleged October 17, 2004 termination by plaintiffs of Siegel’s grants of rights to the Superboy character to DC Comics’ predecessor-in-interest. This lawsuit seeks a declaration regarding the validity of the alleged termination and an injunction against future use of the Superboy character. On March 23, 2006, the court granted plaintiffs’ motion for partial summary judgment on termination, denied the Company’s motion for summary judgment and held that further proceedings are necessary to determine whether the Company’s Smallville television series may infringe on plaintiffs’ rights to the Superboy character. On July 27, 2007, upon the Company’s motion for reconsideration, the court reversed the bulk of its March 23, 2006 ruling, and requested additional briefing on certain issues. On March 31, 2008, the court, among other things, denied a motion for partial summary judgment that the Company had filed in April 2007 as moot in view of the court’s July 27, 2007 reconsideration ruling. The Company intends to defend against this lawsuit vigorously.

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

On August 18, 2009, Redbox Automated Retail, LLC (“Redbox”) filed suit against Warner Home Video (“WHV”), a division of Warner Bros. Home Entertainment Inc., in the U.S. District Court for the District of Delaware. The complaint alleges violations of Section 1 of the Sherman Antitrust Act, copyright misuse, and a claim for tortious interference with contractual relations, all in connection with WHV’s unilateral announcement of a planned change to the terms of distribution of its DVDs. WHV filed motions to dismiss the original and amended complaints in October and December of 2009, respectively. On February 16, 2010, WHV and Redbox announced a new distribution agreement that will make Warner Bros. new release DVD and Blu-ray Disc titles available to Redbox after a 28-day window. The new agreement will run through January 31, 2012. Also on February 16, 2010, Redbox dismissed, with prejudice, its lawsuit against WHV.

On September 9, 2009, several music labels filed a complaint, and on October 9, 2009 filed an amended complaint, in the U.S. District Court for the Middle District of Tennessee against the Company and its wholly-owned subsidiaries, Warner Bros. Entertainment Inc., Telepictures Productions Inc., and WAD Productions Inc., among other named defendants. Plaintiffs allege that defendants made unauthorized use of certain sound recordings on The Ellen DeGeneres Show, in violation of the federal Copyright Act and the Tennessee Consumer Protection Act. Plaintiffs seek unspecified monetary damages. On November 25, 2009, defendants filed motions to transfer the case to the U.S. District Court for the Central District of California. In January 2010, the Company and its subsidiaries reached an agreement with Sony Music Entertainment (“Sony”) to resolve Sony’s asserted claims on terms that are not material to the Company. The Company intends to defend against the claims by the remaining plaintiffs in the lawsuit vigorously.

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

On June 6, 2005, David McDavid and certain related entities (collectively, “McDavid”) filed a complaint against Turner Broadcasting System, Inc. (“Turner”) and the Company in Georgia state court. The complaint asserted, among other things, claims for breach of contract, breach of fiduciary duty, promissory estoppel and fraud relating to an alleged oral agreement between plaintiffs and Turner for the sale of the Atlanta Hawks and Thrashers sports franchises and certain operating rights to the Philips Arena. On August 20, 2008, the court issued an order dismissing all claims against the Company. The court also dismissed certain claims against Turner for breach of an alleged oral exclusivity agreement, for promissory estoppel based on the alleged exclusivity agreement and for breach of fiduciary duty. A trial as to the remaining claims against Turner commenced on October 8, 2008 and concluded on December 2, 2008. On December 9, 2008, the jury announced its verdict in favor of McDavid on the breach of contract and promissory estoppel claims, awarding damages on those claims of $281 million and $35 million, respectively. Pursuant to the court’s direction that McDavid choose one of the two claim awards, McDavid elected the $281 million award. The jury found in favor of Turner on the two remaining claims of fraud and breach of confidential information. On January 12, 2009, Turner filed a motion to overturn the jury verdict or, in the alternative, for a new trial, and, on April 22, 2009, the court denied the motion. On April 23, 2009, Turner filed a notice of appeal to the Georgia Court of Appeals and on June 15, 2009 posted a $25 million letter of credit as security pending appeal. Oral argument was held before the court on November 17, 2009. The Company has a reserve established for this matter at December 31, 2009 of approximately $302 million (including interest accrued through such date), although it intends to defend against this lawsuit vigorously.

On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, “Anderson News”) filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time/Warner Retail Sales & Marketing, Inc. Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Plaintiffs are seeking unspecified monetary damages. On December 14, 2009, defendants filed motions to dismiss the complaint. The Company intends to defend against this lawsuit vigorously.

On January 17, 2002, former AOL Community Leader volunteers filed a class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, AOL and AOL Community, Inc. under the Employee Retirement Income Security Act of 1974. The complaint was later amended to name the Administrative Committees of the Company and AOL. While the Company has reported on this case in its previous periodic reports and still intends to defend against this lawsuit vigorously, following the separation of AOL from the Company in December 2009, the Company does not view the remaining claims brought against the Company or its Administrative Committee to be material. As a result, the Company does not intend to include disclosure regarding this matter in its future periodic reports.

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

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 15, 2010.

Name	Age	Office

Jeffrey L. Bewkes	57	Chairman and Chief Executive Officer
Edward I. Adler	56	Executive Vice President, Corporate Communications
Paul T. Cappuccio	48	Executive Vice President and General Counsel
Patricia Fili-Krushel	56	Executive Vice President, Administration
John K. Martin, Jr.	42	Executive Vice President and Chief Financial Officer
Carol A. Melton	55	Executive Vice President, Global Public Policy
Olaf Olafsson	47	Executive Vice President

Set forth below are the principal positions held by each of the executive officers named above:

Mr. Bewkes	Chairman and Chief Executive Officer since January 1, 2009; prior to that, Mr. Bewkes served as President and Chief Executive Officer from January 1, 2008 and President and Chief Operating Officer from January 1, 2006. Director since January 25, 2007. Prior to January 1, 2006, Mr. Bewkes served as Chairman, Entertainment & Networks Group from July 2002 and, prior to that, Mr. Bewkes served as Chairman and Chief Executive Officer of the Home Box Office division from May 1995, having served as President and Chief Operating Officer from 1991.

Mr. Adler	Executive Vice President, Corporate Communications since January 2004; prior to that, Mr. Adler served as Senior Vice President, Corporate Communications from January 2000, having served as Vice President, Corporate Communications since 1997.

Mr. Cappuccio	Executive Vice President and General Counsel since January 2001; prior to that, he served as Senior Vice President and General Counsel of AOL from August 1999. From 1993 to 1999, Mr. Cappuccio was a partner at the Washington, D.C. office of the law firm of Kirkland & Ellis. Mr. Cappuccio was an Associate Deputy Attorney General at the U.S. Department of Justice from 1991 to 1993.

Ms. Fili-Krushel	Executive Vice President, Administration since July 2001; prior to that, she was Chief Executive Officer of the WebMD Health division of WebMD Corporation from April 2000 to July 2001 and President of ABC Television Network from July 1998 to April 2000. Prior to that, she was President, ABC Daytime from 1993 to 1998.

Mr. Martin	Executive Vice President and Chief Financial Officer since January 2008; prior to that, he was Executive Vice President and Chief Financial Officer of TWC since August 2005. Mr. Martin joined TWC from Time Warner where he had served as Senior Vice President of Investor Relations from May 2004 and Vice President from March 2002 to May 2004. Prior to that, Mr. Martin was Director in the Equity Research group of ABN AMRO Securities LLC from 2000 to 2002, and Vice President of Investor Relations at Time Warner from 1999 to 2000. Mr. Martin first joined the Company in 1993 as a Manager of SEC financial reporting.

Ms. Melton	Executive Vice President, Global Public Policy since June 2005; prior to that, she worked for eight years at Viacom Inc., serving as Executive Vice President, Government Relations at the time she left to join Time Warner. Prior to that, Ms. Melton served as Vice President in Time Warner’s Public Policy Office until 1997, having joined the Company in 1987 as Washington Counsel to Warner Communications Inc.

Mr. Olafsson	Executive Vice President since March 2003. During 2002, Mr. Olafsson pursued personal interests, including working on a novel that was published in the fall of 2003. Prior to that, he was Vice Chairman of Time Warner Digital Media from November 1999 through December 2001 and, prior to that, Mr. Olafsson served as President of Advanta Corp. from March of 1998 until November 1999.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is a corporation organized under the laws of Delaware, and was formed on February 4, 2000 in connection with the Company’s January 2001 merger with AOL. The principal market for the Company’s Common Stock is the NYSE. For quarterly price information with respect to the Company’s Common Stock for the two years ended December 31, 2009, see “Quarterly Financial Information” at pages 152 through 153 herein, which information is incorporated herein by reference. The quarterly price information set forth therein reflects the 1-for-3 reverse stock split of the Company’s Common Stock that became effective at 7 p.m. on March 27, 2009 (the “Reverse Stock Split”). The number of holders of record of the Company’s Common Stock as of February 11, 2010 was approximately 37,176.

The Company paid a cash dividend of $0.1875 per share in each quarter of 2008 and 2009. This amount has been adjusted to reflect the Reverse Stock Split.

On February 2, 2010, the Company’s Board of Directors approved an increase in the quarterly cash dividend to $0.2125 per share and declared the next regular quarterly cash dividend to be paid on March 15, 2010 to stockholders of record on February 28, 2010. The Company currently expects to continue to pay comparable cash dividends in the future; however, changes in the Company’s dividend program will depend on the Company’s earnings, investment opportunities, capital requirements, financial condition, restrictions in any existing indebtedness, economic conditions and other factors considered relevant by the Company’s Board of Directors.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2009.

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid Per Share(1)	Programs(2)	Plans or Programs(3)

October 1, 2009 - October 31, 2009	5,619,700	$30.52	5,619,700	$1,332,372,545
November 1, 2009 - November 30, 2009	3,965,618	$31.46	3,965,618	$1,207,631,556
December 1, 2009 - December 31, 2009	6,812,010	$29.76	6,812,010	$1,004,933,750

Total	16,397,328	$30.43	16,397,328

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares or any adjustments to reflect the legal and structural separation of AOL from the Company on December 9, 2009.
(2)	On August 1, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program that allows Time Warner to repurchase, from time to time, up to $5 billion of Common Stock. At December 31, 2009, the Company had approximately $1 billion remaining under its stock repurchase program. On February 3, 2010, the Company announced that its Board of Directors had authorized an increase in this amount to $3 billion of Common Stock. Purchases under the stock repurchase program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. In the past, the Company has repurchased shares of Common Stock pursuant to trading programs under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, and it may repurchase shares of Common Stock under such trading programs in the future.
(3)	This amount does not reflect the fees, commissions and other costs associated with the stock repurchase program and does not reflect the increase to the dollar value of shares that may be purchased under the program described in note 2 above.

Item 6.	Selected Financial Data.

The selected financial information of the Company for the five years ended December 31, 2009 is set forth at pages 150 through 151 herein and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 39 through 78 herein is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 75 through 77 herein is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of the Company and the report of independent registered public accounting firm thereon set forth at pages 79 through 146, 155 through 163 and 148 herein, respectively, are incorporated herein by reference.

Quarterly Financial Information set forth at pages 152 through 154 herein is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm thereon set forth at pages 147 and 149 herein are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2009, the Company’s Filmed Entertainment segment substantially completed the outsourcing of certain information technology processes and controls to two third-party service providers, which began during the quarter ended September 30, 2009. The outsourced processes and controls primarily included the programming and management of applications, databases, servers, and the segment’s information technology network. The Filmed Entertainment segment has implemented controls and monitoring procedures over the third-party service providers’ processes and controls. Except for the described outsourcing at the Filmed Entertainment segment, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accounting Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2010 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report.

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

(a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 38 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this Annual Report.

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

Date: February 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Bewkes Jeffrey L. Bewkes	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 19, 2010

/s/ John K. Martin, Jr. John K. Martin, Jr.	Executive Vice President and Chief Financial Officer (principal financial officer)	February 19, 2010

/s/ Pascal Desroches Pascal Desroches	Sr. Vice President and Controller (principal accounting officer)	February 19, 2010

/s/ James L. Barksdale James L. Barksdale	Director	February 19, 2010

/s/ William P. Barr William P. Barr	Director	February 19, 2010

/s/ Stephen F. Bollenbach Stephen F. Bollenbach	Director	February 19, 2010

/s/ Frank J. Caufield Frank J. Caufield	Director	February 19, 2010

/s/ Robert C. Clark Robert C. Clark	Director	February 19, 2010

Signature	Title	Date

/s/ Mathias Döpfner Mathias Döpfner	Director	February 19, 2010

/s/ Jessica P. Einhorn Jessica P. Einhorn	Director	February 19, 2010

/s/ Fred Hassan Fred Hassan	Director	February 19, 2010

/s/ Michael A. Miles Michael A. Miles	Director	February 19, 2010

/s/ Kenneth J. Novack Kenneth J. Novack	Director	February 19, 2010

/s/ Deborah C. Wright Deborah C. Wright	Director	February 19, 2010

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
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on Time Warner Inc.’s (“Time Warner” or the “Company”) businesses, current developments, financial condition, cash flows and results of operations. MD&A is organized as follows:

•	Overview. This section provides a general description of Time Warner’s business segments, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2009. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that affect the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2009, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2009. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•	Market risk management. This section discusses how the Company monitors and manages exposure to potential gains and losses arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments.

•	Critical accounting policies. This section identifies those accounting principles that are considered important to the Company’s results of operations and financial condition, require significant judgment and require estimates on the part of management in application. All of the Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•	Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to Item 1A, “Risk Factors,” in Part I of this report for a discussion of the risk factors applicable to the Company.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

OVERVIEW

Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, TNT, CNN, People, Sports Illustrated and Time. The Company produces and distributes films through Warner Bros. and New Line Cinema, including Harry Potter and the Half-Blood Prince, The Hangover, The Blind Side and Sherlock Holmes, as well as television series, including Two and a Half Men, The Mentalist, The Big Bang Theory, Gossip Girl and The Closer. During 2009, the Company generated revenues of $25.785 billion (down 3% from $26.516 billion in 2008), Operating Income of $4.545 billion (compared to Operating Loss of $3.028 billion in 2008), Net Income attributable to Time Warner shareholders of $2.468 billion (compared to Net Loss attributable to Time Warner shareholders of $13.402 billion in 2008) and Cash Provided by Operations from Continuing Operations of $3.385 billion (down 17% from $4.064 billion in 2008). As discussed more fully in “Business Segment Results,” the year ended December 31, 2008 included asset impairments of $7.213 billion, primarily related to reductions in the carrying values of goodwill and identifiable intangible assets at the Company’s Publishing segment.

On March 12, 2009, the Company completed the legal and structural separation of Time Warner Cable Inc. (“TWC”) from the Company. In addition, on December 9, 2009, the Company completed the legal and structural separation of AOL Inc. (“AOL”) from the Company. With the completion of these separations, the Company disposed of its Cable and AOL segments in their entirety and ceased to consolidate their financial condition and results of operations in its consolidated financial statements. Accordingly, the Company has presented the financial condition and results of operations of its former Cable and AOL segments as discontinued operations in the accompanying consolidated financial statements for all periods presented.

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Networks, Filmed Entertainment and Publishing.

Time Warner evaluates the performance and operational strength of its business segments based on several factors, of which the primary financial measure is operating income before depreciation of tangible assets and amortization of intangible assets (“Operating Income before Depreciation and Amortization”). Operating Income before Depreciation and Amortization eliminates the uneven effects across all business segments of noncash depreciation of tangible assets and amortization of certain intangible assets, primarily intangible assets recognized in business combinations. Operating Income before Depreciation and Amortization should be considered in addition to Operating Income, as well as other measures of financial performance. Accordingly, the discussion of the results of operations for each of Time Warner’s business segments includes both Operating Income before Depreciation and Amortization and Operating Income. For additional information regarding Time Warner’s business segments, refer to Note 14, “Segment Information” to the accompanying consolidated financial statements.

Networks.  Time Warner’s Networks segment is comprised of Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“HBO”). In 2009, the Networks segment generated revenues of $11.703 billion (45% of the Company’s overall revenues), $3.967 billion in Operating Income before Depreciation and Amortization and $3.545 billion in Operating Income.

The Turner networks — including such recognized brands as TNT, TBS, CNN, Cartoon Network, truTV and HLN — are among the leaders in advertising-supported cable television networks. For eight consecutive years, more primetime households have watched advertising-supported cable television networks than the national broadcast networks. The Turner networks generate revenues principally from providing programming to cable system operators, satellite distribution services, telephone companies and other distributors (known as affiliates) that have contracted to receive and distribute this programming and from the sale of advertising. Key contributors to Turner’s success are its continued investments in high-quality, popular programming focused on sports, original and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

syndicated series, news, network movie premieres and animation leading to strong ratings and revenue growth, as well as strong brands and operating efficiencies.

HBO operates the HBO and Cinemax multichannel premium pay television programming services, with the HBO service ranking as the nation’s most widely distributed premium pay television service. HBO generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to subscribers who are generally free to cancel their subscriptions at any time. An additional source of revenues for HBO is the sale of its original programming, including Sex and the City, True Blood, Entourage, The Sopranos and Rome.

The Company’s Networks segment has been pursuing international expansion in select areas. For example, in January 2010, HBO acquired the remainder of its partners’ interests in HBO Central Europe (“HBO CE”), and in December 2009, Turner entered into an agreement to acquire a majority stake in NDTV Imagine Limited, which owns a Hindi general entertainment channel in India, which is expected to close in the first quarter of 2010 and is subject to customary closing conditions, including the receipt of regulatory approvals. In addition, during the third quarter of 2009, Turner acquired Japan Image Communications Co., Ltd. (“JIC”), a Japanese pay television business. During the fourth quarter of 2008, HBO acquired additional equity interests in HBO Latin America Group, consisting of HBO Brasil, HBO Olé and HBO Latin America Production Services (collectively, “HBO LAG”). In recent years, Turner has also expanded its presence in Germany, Korea, Latin America, Turkey and the United Arab Emirates, and HBO has acquired additional equity interests in HBO Asia and HBO South Asia. JIC and HBO LAG together contributed revenues and Operating Income before Depreciation and Amortization of $373 million and $106 million, respectively, for the year ended December 31, 2009. The Company anticipates that international expansion will continue to be an area of focus at the Networks segment for the foreseeable future.

Filmed Entertainment.  Time Warner’s Filmed Entertainment segment is comprised of Warner Bros. Entertainment Group (“Warner Bros.”), one of the world’s leading studios, and its subsidiary, New Line Cinema LLC (“New Line”). In 2009, the Filmed Entertainment segment generated revenues of $11.066 billion (41% of the Company’s overall revenues), $1.447 billion in Operating Income before Depreciation and Amortization and $1.084 billion in Operating Income.

The Filmed Entertainment segment has diversified sources of revenues within its film and television businesses, including an extensive film library and a global distribution infrastructure, which have helped it to deliver consistent long-term operating performance. To increase operational efficiencies and maximize performance within the Filmed Entertainment segment, in 2008 the Company reorganized the New Line business to be operated as a unit of Warner Bros. while maintaining separate development, production and other operations. Beginning in the first quarter of 2009, Warner Bros. commenced a significant restructuring, primarily consisting of headcount reductions and the outsourcing of certain functions to an external service provider. As a result of these restructurings, the Filmed Entertainment segment incurred restructuring charges of $105 million for the year ended December 31, 2009, and expects to incur additional restructuring charges of approximately $10 million in the first quarter of 2010.

Warner Bros. continues to be an industry leader in the television business. During the 2009-2010 broadcast season, Warner Bros. is producing approximately 20 primetime series, with at least one series airing on each of the five broadcast networks (including Two and a Half Men, The Mentalist, The Big Bang Theory, Gossip Girl, Fringe, Chuck and The Bachelor), as well as original series for several cable networks (including The Closer and Nip/Tuck).

The growth in home video revenues, in particular revenues from DVD sales, has been one of the largest drivers of the segment’s profit over the last several years. The industry and the Company experienced a decline in home video revenues in 2009 and 2008 as a result of several factors, including the general economic downturn in the U.S. and many regions around the world, increasing competition for consumer discretionary time and spending, piracy and the maturation of the standard definition DVD format. During 2009, the decline in home video revenues was also affected by consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less revenue per transaction than DVD sales. Partially offsetting the softening consumer demand for

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

standard definition DVDs and the shift to rental services was growing sales of high definition Blu-ray Discs and increased electronic delivery, which have higher gross margins than standard definition DVDs.

Piracy, including physical piracy as well as illegal online file-sharing, continues to be a significant issue for the filmed entertainment industry. Due to technological advances, piracy has expanded from music to movies, television programming and interactive video games. The Company seeks to limit the threat of piracy through a combination of approaches, including offering legitimate market alternatives, applying technical protection measures, pursuing legal sanctions for infringement, promoting appropriate legislative initiatives and enhancing public awareness of the meaning and value of intellectual property. The Company also works with various cross-industry groups and trade associations, as well as with strategic partners to develop and implement technological solutions to control digital piracy.

Publishing.  Time Warner’s Publishing segment consists principally of magazine publishing and related websites as well as a number of direct-marketing businesses. In 2009, the Publishing segment generated revenues of $3.736 billion (14% of the Company’s overall revenues), $419 million in Operating Income before Depreciation and Amortization and $246 million in Operating Income.

As of December 31, 2009, Time Inc. published 21 magazines in the U.S., including People, Sports Illustrated, Time, InStyle, Real Simple, Southern Living, Entertainment Weekly and Fortune, and over 90 magazines outside the U.S., primarily through IPC Media (“IPC”) in the U.K. and Grupo Editorial Expansión (“GEE”) in Mexico. The Publishing segment generates revenues primarily from advertising (including advertising on digital properties), magazine subscriptions and newsstand sales. Time Inc. also owns the magazine subscription marketer, Synapse Group, Inc. (“Synapse”), and the school and youth group fundraising company, QSP, Inc. and its Canadian affiliate, Quality Service Programs Inc. (collectively, “QSP”). Advertising sales at the Publishing segment, particularly print advertising sales, were significantly adversely affected by the economic environment during 2009. Online advertising sales at the Publishing segment have also been adversely affected by the current economic environment, although, on a percentage basis, to a lesser degree than print advertising sales. Time Inc. continues to develop digital content, including the relaunch of RealSimple.com and the expansion of People.com and Time.com, as well as the expansion of digital properties owned by IPC and GEE. For the year ended December 31, 2009, online Advertising revenues were 12% of Time Inc.’s total Advertising revenues compared to 10% for the year ended December 31, 2008. On July 16, 2009, Time Inc. completed the sale of its direct-selling division, Southern Living At Home.

In its ongoing effort to streamline operations and reduce its cost structure, the Publishing segment executed restructuring initiatives, primarily resulting in headcount reductions, in the fourth quarters of 2009 and 2008. For the years ended December 31, 2009 and 2008, restructuring costs, primarily consisting of severance costs, were $99 million and $176 million, respectively.

Recent Developments

Separations of TWC and AOL from Time Warner and Reverse Stock Split of Time Warner Common Stock

On March 12, 2009 (the “Distribution Record Date”), the Company disposed of all of its shares of TWC common stock and completed the legal and structural separation of TWC from Time Warner (the “TWC Separation”). In addition, on December 9, 2009, the Company disposed of all of its shares of AOL common stock and completed the legal and structural separation of AOL from Time Warner (the “AOL Separation”). With the completion of these separations, the Company disposed of its Cable and AOL segments in their entirety. Accordingly, the Company has presented the financial condition and results of operations of its former AOL and Cable segments as discontinued operations in the accompanying consolidated financial statements for all periods presented. See Notes 1 and 3 to the accompanying consolidated financial statements.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

In connection with the TWC Separation, prior to the Distribution Record Date, on March 12, 2009, TWC paid a special cash dividend of $10.27 per share to all holders of TWC Class A common stock and TWC Class B common stock as of the close of business on March 11, 2009, which resulted in the receipt by Time Warner of $9.253 billion.

Also in connection with the TWC Separation, the Company implemented a 1-for-3 reverse stock split on March 27, 2009.

Common Stock Repurchase Program

On July 26, 2007, Time Warner’s Board of Directors authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through February 17, 2010, the Company repurchased approximately 102 million shares of common stock for approximately $4.2 billion, pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. This number included approximately 51 million shares of common stock purchased for approximately $1.4 billion in 2009 and 2010 (Note 9). As of December 31, 2009, the Company had approximately $1.0 billion remaining on its stock repurchase program. On January 28, 2010, Time Warner’s Board of Directors increased this amount to $3.0 billion.

HBO Central Europe Acquisition

On January 27, 2010, HBO purchased the remainder of its partners’ interests in the HBO CE joint venture for approximately $155 million in cash. HBO CE operates the HBO and Cinemax premium pay television programming services serving 11 territories in Central Europe. This transaction resulted in HBO owning 100% of the interests of HBO CE. Prior to this transaction, HBO owned 33% of the interests in HBO CE and accounted for this investment under the equity method of accounting. See Note 3 to the accompanying consolidated financial statements.

CME Investment

On May 18, 2009, the Company completed an investment in Central European Media Enterprises Ltd. (“CME”) in which the Company received a 31% economic interest for $246 million in cash. As of December 31, 2009, the Company was deemed to beneficially hold an approximate 36% voting interest. CME is a publicly-traded broadcasting company operating leading networks in seven Central and Eastern European countries. In connection with its investment, Time Warner agreed to allow CME founder and Non-Executive Chairman Ronald S. Lauder to vote Time Warner’s shares of CME for at least four years, subject to certain exceptions. The Company’s investment in CME is being accounted for under the cost method of accounting. See Note 3 to the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

Changes in Basis of Presentation

As discussed more fully in Note 1 to the accompanying consolidated financial statements, the 2008 and 2007 financial information has been recast so that the basis of presentation is consistent with that of the 2009 financial information. This recast reflects (i) the financial condition and results of operations of TWC and AOL as discontinued operations for all periods presented, (ii) the adoption of recent accounting guidance pertaining to noncontrolling interests, (iii) the adoption of recent accounting guidance pertaining to participating securities and (iv) the 1-for-3 reverse stock split of the Company’s common stock that became effective on March 27, 2009.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Recent Accounting Guidance

See Note 1 to the accompanying consolidated financial statements for a discussion of accounting guidance adopted in 2009 and recent accounting guidance not yet adopted.

Significant Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by significant transactions and certain other items in each period as follows (millions):

	Years Ended December 31,
	2009	2008	2007
		(recast)	(recast)

Amounts related to securities litigation and government investigations, net	$(30)	$(21)	$(171)
Asset impairments	(85)	(7,213)	(34)
Gain (loss) on sale of assets	(33)	(3)	6

Impact on Operating Income	(148)	(7,237)	(199)
Investment gains (losses), net	(21)	(60)	75
Amounts related to the separation of TWC	14	(11)	—
Costs related to the separation of AOL	(15)	—	—
Share of equity investment gain on disposal of assets	—	30	—

Pretax impact	(170)	(7,278)	(124)
Income tax impact of above items	37	488	17
Tax items related to TWC	24	(9)	6

After-tax impact	(109)	(6,799)	(101)
Noncontrolling interest impact	5	—	—

Impact of items on income from continuing operations attributable to Time Warner Inc. shareholders	$(104)	$(6,799)	$(101)

In addition to the items affecting comparability above, the Company incurred restructuring costs of $212 million, $327 million and $114 million for the years ended December 31, 2009, 2008 and 2007, respectively. For further discussions of restructuring costs, refer to the “Consolidated Results” and “Business Segment Results” discussions.

Amounts Related to Securities Litigation

The Company recognized legal reserves as well as legal and other professional fees related to the defense of various securities litigation totaling $30 million, $21 million and $180 million for the years ended December 31, 2009, 2008 and 2007 respectively. In addition, the Company recognized insurance recoveries of $9 million in 2007.

Asset Impairments

During the year ended December 31, 2009, the Company recorded noncash impairments of $52 million at the Networks segment related to Turner’s interest in a general entertainment network in India and $33 million at the Publishing segment related to certain fixed assets in connection with the Publishing segment’s restructuring activities.

During the year ended December 31, 2008, the Company recorded noncash impairments related to goodwill and identifiable intangible assets of $7.139 billion at the Publishing segment. The Company also recorded noncash

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

impairments of $18 million related to GameTap, an online video game business, at the Networks segment and $30 million related to a sub-lease with a tenant that filed for bankruptcy in September 2008, $21 million related to Southern Living At Home and $5 million related to certain other asset write-offs at the Publishing segment.

During the year ended December 31, 2007, the Company recorded a $34 million noncash impairment at the Networks segment related to the impairment of the Courtroom Television Network LLC (“Court TV”) tradename as a result of rebranding the Court TV network name to truTV.

Gain (Loss) on Sale of Assets

For the year ended December 31, 2009, the Company recognized a $33 million loss on the sale of Warner Bros.’ Italian cinema assets.

For the year ended December 31, 2008, the Company recorded a $3 million loss on the sale of GameTap at the Networks segment.

For the year ended December 31, 2007, the Company recorded a $6 million gain on the sale of four non-strategic magazine titles at the Publishing segment.

Investment Losses, Net

For the year ended December 31, 2009, the Company recognized net investment losses of $21 million, including a $23 million impairment of the Company’s investment in Miditech Pvt. Limited, a programming production company in India, and $43 million of other miscellaneous investment losses, net, partially offset by a $28 million gain on the sale of the Company’s investment in TiVo Inc. and a $17 million gain on the sale of the Company’s investment in Eidos plc (formerly Sci Entertainment Group plc) (“Eidos”).

For the year ended December 31, 2008, the Company recognized net investment losses of $60 million, including a $38 million impairment of the Company’s investment in Eidos, $12 million of other miscellaneous investment losses, net and $10 million of losses resulting from market fluctuations in equity derivative instruments.

For the year ended December 31, 2007, the Company recognized net investment gains of $75 million, including a $100 million gain on the Company’s sale of its 50% interest in Bookspan, a $56 million gain on the sale of the Company’s investment in Oxygen Media Corporation, $47 million of other miscellaneous investment gains, net and $2 million of gains resulting from market fluctuations in equity derivative instruments, partially offset by a $73 million impairment of the Company’s investment in The CW and a $57 million impairment of the Company’s investment in Eidos.

Amounts Related to the Separation of TWC

The Company incurred pretax direct transaction costs (e.g., legal and professional fees) related to the separation of TWC of $6 million for the year ended December 31, 2009 and $11 million for the year ended December 31, 2008, which have been reflected in other income (loss), net in the accompanying consolidated statement of operations. In addition, for the year ended December 31, 2009, the Company recognized $20 million of other income related to the increase in the estimated fair value of Time Warner equity awards held by TWC employees.

Costs Related to the Separation of AOL

During the year ended December 31, 2009, the Company incurred costs related to the separation of AOL of $15 million, which have been reflected in other income (loss), net in the accompanying consolidated statement of operations. These costs related to the solicitation of consents from debt holders to amend the indentures governing certain of the Company’s debt securities for the year ended December 31, 2009. For additional information, refer to

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

“Financial Condition and Liquidity — Outstanding Debt and Other Financing Arrangements — Consent Solicitation.”

Share of Equity Investment Gain on Disposal of Assets

For the year ended December 31, 2008, the Company recognized $30 million as its share of a pretax gain on the sale of a Central European documentary channel of an equity method investee.

Income Tax Impact and Tax Items Related to TWC

The income tax impact reflects the estimated tax or tax benefit associated with each item affecting comparability. Such estimated taxes or tax benefits vary based on certain factors, including the taxability or deductibility of the items and foreign tax on certain transactions. For the years ended December 31, 2009, 2008 and 2007, the Company also recognized approximately $24 million of tax benefits, $9 million of tax expense and $6 million of tax benefits, respectively, attributable to the impact of certain state tax law changes on TWC net deferred liabilities.

Noncontrolling Interest Impact

For the year ended December 31, 2009, the noncontrolling interest impact of $5 million reflects the minority owner’s share of the tax provision related to changes in certain state tax laws on TWC net deferred liabilities.

2009 vs. 2008

Consolidated Results

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations.

Revenues.  The components of revenues are as follows (millions):

	Years Ended December 31,
	2009	2008	% Change
		(recast)

Subscription	$8,859	$8,397	6%
Advertising	5,161	5,798	(11%)
Content	11,020	11,435	(4%)
Other	745	886	(16%)

Total revenues	$25,785	$26,516	(3%)

The increase in Subscription revenues for the year ended December 31, 2009 was primarily related to an increase at the Networks segment, offset partially by a decline at the Publishing segment. The increase in Subscription revenues at the Networks segment was due primarily to higher subscription rates at both Turner and HBO and international subscriber growth including the effect of the consolidation of HBO LAG, partially offset by the negative impact of foreign exchange rates at Turner. The decrease at the Publishing segment was primarily due to softening domestic newsstand sales and declines in domestic subscription sales, both due in part to the effect of the current economic environment, as well as decreases at IPC resulting primarily from the negative impact of foreign exchange rates.

The decrease in Advertising revenues for the year ended December 31, 2009 was primarily due to declines at the Publishing segment and, to a lesser extent, a decline at the Networks segment. The decrease at the Publishing segment was primarily due to declines in domestic print Advertising revenues and international print Advertising revenues, including the effect of foreign exchange rates at IPC, and lower online revenues. The decrease at the

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Networks segment reflected decreases at Turner’s news networks, mainly due to audience declines, in part tied to the impact of the 2008 election coverage, and weakened demand, as well as at Turner’s international entertainment networks, reflecting the negative impact of foreign exchange rates.

The decrease in Content revenues for the year ended December 31, 2009 was due primarily to declines at the Filmed Entertainment and Networks segments. The decline at the Filmed Entertainment segment was mainly due to a decrease in theatrical product revenues, partially offset by an increase in television product revenues. The negative impact of foreign exchange rates also contributed to the decline in Content revenues at the Filmed Entertainment segment. The decline at the Networks segment was due primarily to lower ancillary sales of HBO’s original programming.

Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  For the year ended December 31, 2009 and 2008, costs of revenues totaled $14.438 billion and $14.953 billion, respectively, and, as a percentage of revenues, were both 56%. The segment variations are discussed in detail in “Business Segment Results.”

Selling, General and Administrative Expenses.  For the year ended December 31, 2009 and 2008, selling, general and administrative expenses decreased 8% to $6.153 billion in 2009 from $6.692 billion in 2008, due to decreases across each of the segments. The segment variations are discussed in detail in “Business Segment Results.”

Included in selling, general and administrative expenses are amounts related to securities litigation. The Company recognized legal and other professional fees related to the defense of various securities lawsuits totaling $30 million and $21 million in 2009 and 2008, respectively.

Included in costs of revenues and selling, general and administrative expenses is depreciation expense, which increased to $679 million in 2009 from $670 million in 2008.

Amortization Expense.  Amortization expense decreased to $319 million in 2009 from $356 million in 2008. The decrease in amortization expense primarily related to declines at the Filmed Entertainment and Publishing segments, partially offset by an increase at the Networks segment. The segment variations are discussed in detail in “Business Segment Results.”

Restructuring Costs.  During the year ended December 31, 2009, the Company incurred restructuring costs of $212 million primarily related to various employee terminations and other exit activities, including $8 million at the Networks segment, $105 million at the Filmed Entertainment segment and $99 million at the Publishing segment. The total number of employees terminated across the segments in 2009 was approximately 1,500.

During the year ended December 31, 2008, the Company incurred restructuring costs of $327 million, primarily related to various employee terminations and other exit activities, including $142 million at the Filmed Entertainment segment, $176 million at the Publishing segment and $12 million at the Corporate segment, partially offset by a reversal of $3 million at the Networks segment. The total number of employees terminated across the segments in 2008 was approximately 1,700.

Operating Income (Loss).  Operating Income was $4.545 billion in 2009 compared to Operating Loss of $3.028 billion in 2008. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $148 million and $7.237 billion of expense for the year ended December 31, 2009 and 2008, respectively, Operating Income increased $484 million, primarily reflecting increases at the Networks and Filmed Entertainment segments, partially offset by a decline at the Publishing segment. The segment variations are discussed under “Business Segment Results.”

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Interest Expense, Net.  Interest expense, net, decreased to $1.155 billion in 2009 from $1.325 billion in 2008. The decrease in interest expense, net for the year ended December 31, 2009 is due primarily to lower average net debt and also included a $43 million benefit in connection with the resolution of an international VAT matter.

Other Loss, Net.  Other loss, net detail is shown in the table below (millions):

	Years Ended December 31,
	2009	2008
		(recast)

Investment losses, net	$(21)	$(60)
Amounts related to the separation of TWC	14	(11)
Costs related to the separation of AOL	(15)	—
Income (loss) from equity method investees	(63)	18
Other	(22)	9

Other loss, net	$(107)	$(44)

The changes in investment losses, net, amounts related to the separation of TWC and costs related to the separation of AOL are discussed under “Significant Transactions and Other Items Affecting Comparability.” The change in Income (loss) from equity method investees for the year ended December 31, 2009 was primarily due to the Company’s recognition in the third quarter of 2008 of its $30 million share of a pretax gain on the sale of a Central European documentary channel by an equity method investee, as well as higher losses in 2009 from equity method investees. The remaining change reflected the negative impact of foreign exchange rates, partly offset by lower securitization expenses.

Income Tax Provision.  Income tax expense from continuing operations was $1.194 billion in 2009 compared to $692 million in 2008. The Company’s effective tax rate for continuing operations was 36% in 2009 compared to (16%) in 2008. The change is primarily attributable to the portion of the goodwill impairment in 2008 that did not generate a tax benefit and the recognition of certain state and local tax benefits in 2009.

Income (Loss) from Continuing Operations.  Income from continuing operations was $2.089 billion in 2009 compared to a loss from continuing operations of $5.089 billion in 2008. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $109 million and $6.799 billion of expense, net in 2009 and 2008, respectively, income from continuing operations increased by $488 million, primarily reflecting higher Operating Income and lower interest expense, net, partially offset by higher other losses, net, all as noted above. Basic and diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders were $1.75 and $1.74, respectively, in 2009 compared to basic and diluted loss per common share from continuing operations attributable to Time Warner Inc. common shareholders of $4.27 for both in 2008.

Discontinued Operations, Net of Tax.  The financial results for the year ended December 31, 2009 and 2008 included the impact of treating the results of operations and financial condition of TWC and AOL as discontinued operations. Discontinued operations, net of tax was income of $428 million in 2009 and was a loss of $9.559 billion in 2008. The current year results included TWC’s results for the period from January 1, 2009 through March 12, 2009 and AOL’s results for the period January 1, 2009 through December 9, 2009, as compared to the results for 2008, which included TWC’s results and AOL’s results for the full twelve-month period in 2008. Included in discontinued operations for 2008 was a noncash impairment of $14.822 billion and a related tax benefit of $5.729 billion to reduce the carrying values of certain cable franchise rights at TWC and a noncash impairment of $2.207 billion and a related tax benefit of $90 million to reduce the carrying value of goodwill at AOL. For additional information, see Note 3 to the accompanying consolidated financial statements.

Net Income (Loss) Attributable to Noncontrolling Interests.  Net income attributable to noncontrolling interests was $49 million in 2009 compared to a net loss attributable to noncontrolling interests of $1.246 billion in

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

2008 of which $39 million of income and a $1.251 billion loss, respectively, were attributable to discontinued operations.

Net Income (Loss) Attributable to Time Warner Inc. shareholders.  Net income attributable to Time Warner Inc. common shareholders was $2.468 billion in 2009 compared to a loss of $13.402 billion in 2008. Basic and diluted net income per common share attributable to Time Warner Inc. common shareholders were $2.08 and $2.07, respectively, in 2009 compared to basic and diluted net loss per common share attributable to Time Warner Inc. common shareholders of $11.23 for both in 2008.

Business Segment Results

Networks.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Networks segment for the years ended December 31, 2009 and 2008 are as follows (millions):

	Years Ended December 31,
	2009	2008	% Change

Revenues:
Subscription	$7,491	$6,835	10%
Advertising	3,272	3,359	(3%)
Content	813	900	(10%)
Other	127	60	112%

Total revenues	11,703	11,154	5%
Costs of revenues(a)	(5,594)	(5,316)	5%
Selling, general and administrative(a)	(2,082)	(2,333)	(11%)
Loss on disposal of consolidated business	—	(3)	(100%)
Asset impairments	(52)	(18)	189%
Restructuring costs	(8)	3	NM

Operating Income before Depreciation and Amortization	3,967	3,487	14%
Depreciation	(349)	(326)	7%
Amortization	(73)	(43)	70%

Operating Income	$3,545	$3,118	14%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues was due primarily to higher subscription rates at both Turner and HBO and international subscriber growth as well as the consolidation of HBO LAG, partially offset by the negative impact of foreign exchange rates at Turner.

The decrease in Advertising revenues reflected decreases at Turner’s news networks, mainly due to audience declines, in part tied to the impact of the 2008 election coverage, and weakened demand, as well as the negative impact of foreign exchange rates at Turner’s international entertainment networks.

The decrease in Content revenues was due primarily to lower ancillary sales of HBO’s original programming, partly offset by the effect of lower than anticipated home video returns of approximately $25 million.

Costs of revenues increased due to higher programming costs, partially offset by lower newsgathering costs, primarily reflecting the absence of the prior year’s election-related newsgathering costs. Programming costs increased 8% to $4.177 billion from $3.861 billion in 2008. The increase in programming costs was due primarily to the impact of the consolidation of HBO LAG, higher expenses related to licensed programming at both Turner and HBO and original programming at Turner, partially offset by lower sports programming expenses at Turner that were primarily related to NBA programming. Licensed programming costs for the year ended December 31, 2009

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

included a fourth quarter $104 million write-down to the net realizable value relating to a program licensed by Turner from Warner Bros. that the Company is attempting to re-license to a third party. The write-down of this licensed program was partially offset by $27 million of intercompany profits that have been eliminated in consolidation, resulting in a net charge to Time Warner of $77 million. Costs of revenues as a percentage of revenues were 48% in both 2009 and 2008.

The decrease in selling, general and administrative expenses for the year ended December 31, 2009 reflected a $281 million charge in 2008 as a result of a trial court judgment against Turner related to the 2004 sale of the Atlanta Hawks and Thrashers franchises (the “Winter Sports Teams”). Excluding the impact of this charge, selling, general and administrative expenses increased slightly due to increased costs associated with the consolidation of HBO LAG, partially offset by lower marketing expenses.

As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2009 results included a $52 million noncash impairment of intangible assets related to Turner’s interest in a general entertainment network in India. The 2008 results included an $18 million noncash impairment of GameTap, an online video game business, and a $3 million loss on the sale of GameTap. In addition, the 2009 results included restructuring costs of $8 million at HBO primarily related to severance, and the 2008 results included a $3 million reversal of 2007 restructuring charges related to senior management changes at HBO due to changes in estimates.

Operating Income before Depreciation and Amortization increased primarily due to an increase in revenues. Operating Income increased primarily due to the increase in Operating Income before Depreciation and Amortization, partly offset by higher amortization expense primarily related to the consolidation of HBO LAG.

Filmed Entertainment.  Revenues, Operating Income before Depreciation and Amortization and Operating Income of the Filmed Entertainment segment for the years ended December 31, 2009 and 2008 are as follows (millions):

	Years Ended December 31,
	2009	2008	% Change

Revenues:
Subscription	$44	$39	13%
Advertising	79	88	(10%)
Content	10,766	11,030	(2%)
Other	177	241	(27%)

Total revenues	11,066	11,398	(3%)
Costs of revenues(a)	(7,805)	(8,161)	(4%)
Selling, general and administrative(a)	(1,676)	(1,867)	(10%)
Loss on sale of assets	(33)	—	NM
Restructuring costs	(105)	(142)	(26%)

Operating Income before Depreciation and Amortization	1,447	1,228	18%
Depreciation	(164)	(167)	(2%)
Amortization	(199)	(238)	(16%)

Operating Income	$1,084	$823	32%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Content revenues primarily include theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the years ended December 31, 2009 and 2008 are as follows (millions):

	Years Ended December 31,
	2009	2008	% Change

Theatrical product:
Theatrical film	$2,085	$1,861	12%
Home video and electronic delivery	2,820	3,320	(15%)
Television licensing	1,459	1,574	(7%)
Consumer products and other	129	191	(32%)

Total theatrical product	6,493	6,946	(7%)
Television product:
Television licensing	2,506	2,274	10%
Home video and electronic delivery	777	814	(5%)
Consumer products and other	214	224	(4%)

Total television product	3,497	3,312	6%
Other	776	772	1%

Total Content revenues	$10,766	$11,030	(2%)

The decline in Content revenues included the negative impact of foreign exchange rates on many of the segment’s international operations.

The increase in theatrical film revenues was due primarily to the success of certain key releases in 2009, which compared favorably to 2008. Revenues in 2009 included the releases of Harry Potter and the Half-Blood Prince, The Hangover, The Blind Side, Sherlock Holmes and Terminator Salvation compared to revenues in 2008, which included the releases of The Dark Knight, 10,000 B.C., Sex and the City, Get Smart and Journey to the Center of the Earth. Theatrical product revenues from home video and electronic delivery decreased primarily due to the reduced quantity and performance of new releases and lower catalog sales, driven in part by the negative impact of the current economic environment and secular trends, partially offset by the effect of lower than anticipated catalog returns. Significant titles in 2009 included Harry Potter and the Half-Blood Prince, The Hangover, Gran Torino and Terminator Salvation, while significant titles in 2008 included The Dark Knight, I Am Legend, 10,000 B.C., The Bucket List and Sex and the City. Theatrical product revenues from television licensing decreased due primarily to the timing and number of availabilities. Theatrical product revenues from consumer products and other decreased due to difficult comparisons to consumer product revenues in 2008, which included revenues from arrangements related to the release of The Dark Knight in the third quarter of 2008 and the release of Speed Racer in the second quarter of 2008.

The increase in television product licensing fees was primarily due to the effect of fewer network deliveries in 2008 as a result of the Writers Guild of America (East and West) strike, which was settled in February 2008. The decrease in television product revenues from Home video and electronic delivery primarily resulted from the reduced quantity and performance of new releases and lower catalog sales, driven in part by the negative impact of the current economic environment.

Other content revenues in 2009, which included the interactive video game releases of LEGO Indiana Jones 2: The Adventure Continues, F.E.A.R. 2: Project Origin and LEGO Rock Band as well as the expansion of the distribution of third party interactive video games, increased slightly compared to Other content revenues in 2008, which included revenues from the interactive video game releases of LEGO Indiana Jones and LEGO Batman.

The decrease in costs of revenues resulted primarily from lower theatrical advertising and print costs due primarily to the timing, quantity and mix of films released and lower manufacturing and related costs associated

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

with a decline in home video revenues. Film costs increased to $4.789 billion in 2009 from $4.741 billion in 2008. Included in film costs are net pre-release theatrical film valuation adjustments, which increased slightly to $85 million in 2009 from $84 million in 2008. In addition, in 2009, the Company recognized a net benefit of approximately $50 million related to adjustments to correct prior period participation accruals, and, in 2008, the Company recognized approximately $53 million in participation expense related to claims on films released in prior periods. Costs of revenues as a percentage of revenues was 71% in 2009 compared to 72% in 2008.

The decrease in selling, general and administrative expenses was primarily the result of lower employee costs resulting from the operational reorganization of the New Line business in 2008 and Warner Bros.’ restructuring activities in 2009, discussed below, as well as lower distribution expenses primarily associated with the declines in Home video and electronic delivery revenues.

As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2009 results included a $33 million loss on the sale of Warner Bros.’ Italian cinema assets. In addition, beginning in the first quarter of 2009, Warner Bros. commenced a significant restructuring, primarily consisting of headcount reductions and the outsourcing of certain functions to an external service provider. The Filmed Entertainment segment incurred restructuring charges of $105 million in 2009, and expects to incur additional restructuring charges of approximately $10 million in the first quarter of 2010. The 2008 results included restructuring charges of $142 million primarily related to involuntary employee terminations in connection with the operational reorganization of the New Line business.

Operating Income before Depreciation and Amortization increased primarily due to lower costs of revenues and selling, general and administrative expenses, partly offset by a decrease in revenues and the negative impact of foreign exchange rates. Operating Income before Depreciation and Amortization also included the effect of lower than anticipated home video catalog returns of approximately $40 million, a $26 million benefit in connection with the resolution of an international VAT matter and the $33 million loss on the sale of the Italian cinema assets.

The increase in Operating Income was primarily due to the increase in Operating Income before Depreciation and Amortization, as well as a decrease in amortization expense primarily relating to film library assets.

Publishing.  Revenues, Operating Income (Loss) before Depreciation and Amortization and Operating Income (Loss) of the Publishing segment for the years ended December 31, 2009 and 2008 are as follows (millions):

	Years Ended December 31,
	2009	2008	% Change

Revenues:
Subscription	$1,324	$1,523	(13%)
Advertising	1,878	2,419	(22%)
Content	73	63	16%
Other	461	603	(24%)

Total revenues	3,736	4,608	(19%)
Costs of revenues(a)	(1,441)	(1,813)	(21%)
Selling, general and administrative(a)	(1,744)	(1,840)	(5%)
Asset impairments	(33)	(7,195)	NM
Restructuring costs	(99)	(176)	(44%)

Operating Income (Loss) before Depreciation and Amortization	419	(6,416)	NM
Depreciation	(126)	(133)	(5%)
Amortization	(47)	(75)	(37%)

Operating Income (Loss)	$246	$(6,624)	NM

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Subscription revenues declined primarily due to softening domestic newsstand sales and declines in domestic subscription sales, both due in part to the effect of the current economic environment, as well as decreases at IPC resulting primarily from the negative impact of foreign exchange rates.

Advertising revenues decreased primarily due to declines in domestic print Advertising revenues and international print Advertising revenues, including the effect of foreign exchange rates at IPC, and lower online revenues. These declines primarily reflect the current weak economic conditions and increased competition for advertising dollars.

Other revenues decreased due primarily to decreases at the non-magazine businesses, including Southern Living At Home, which was sold during the third quarter of 2009, and Synapse.

Costs of revenues decreased 21%, and, as a percentage of revenues, was 39% in both 2009 and 2008. Costs of revenues for the magazine and online businesses include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased 19% to $1.310 billion in 2009 from $1.627 billion in 2008, primarily due to cost savings initiatives, lower printing and paper costs related to a decline in volume and lower costs at IPC due primarily to the effect of foreign exchange rates. In addition, costs of revenues at the non-magazine businesses declined as a result of lower revenues.

Selling, general and administrative expenses decreased due to cost savings initiatives, a decrease at IPC due primarily to the effect of foreign exchange rates, lower marketing expenses, the effect of the sale of Southern Living At Home and lower bad debt reserves related to newsstand wholesalers, partly offset by higher pension expense and costs associated with the acquisition of QSP.

As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2009 results included a $33 million noncash impairment of certain fixed assets in connection with the Publishing segment’s restructuring activities. The 2008 results included a $7.139 billion noncash impairment to reduce the carrying value of goodwill and identifiable intangible assets, a $30 million noncash impairment related to the sub-lease with a tenant that filed for bankruptcy in September 2008, a $21 million noncash impairment of Southern Living At Home and a $5 million noncash impairment related to certain other asset write-offs. In addition, the 2009 results included restructuring costs of $99 million, primarily due to severance and facility costs related to an ongoing effort to continue to streamline the Publishing segment’s operations. The 2008 results included restructuring costs of $176 million, primarily consisting of $119 million of severance and facility costs associated with a significant reorganization of the Publishing segment’s operations and $57 million related to the sub-lease with a tenant that filed for bankruptcy in September 2008.

As discussed above, Operating Income (Loss) before Depreciation and Amortization and Operating Income (Loss) were negatively affected by $33 million and $7.195 billion of asset impairments in 2009 and 2008, respectively. Excluding the asset impairments, Operating Income before Depreciation and Amortization and Operating Income decreased due primarily to lower revenues, partially offset by decreases in costs of revenues and selling, general and administrative expenses and lower restructuring costs. The decrease in Operating Income for the year ended December 31, 2009 was also partially offset by lower amortization expense as a result of the prior year noncash impairment to reduce the carrying value of certain identifiable intangible assets.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Corporate.  Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the years ended December 31, 2009 and 2008 are as follows (millions):

	Years Ended December 31,
	2009	2008	% Change

Selling, general and administrative(a)	$(325)	$(324)	—
Restructuring costs	—	(12)	(100%)

Operating Loss before Depreciation and Amortization	(325)	(336)	(3%)
Depreciation	(40)	(44)	(9%)

Operating Loss	$(365)	$(380)	(4%)

(a)	Selling, general and administrative expenses exclude depreciation.

The 2008 results included $12 million of restructuring costs, due primarily to involuntary employee terminations as a result of the Company’s cost savings initiatives at the Corporate segment.

Excluding the restructuring costs noted above, Operating Loss before Depreciation and Amortization for the year ended December 31, 2009 was essentially flat compared to the prior year, reflecting higher pension expenses, an increase in legal and other professional fees related to the defense of former employees in various lawsuits and an increase in philanthropic contributions, offset by cost savings initiatives.

2008 vs. 2007

Consolidated Results

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations.

Revenues.  The components of revenues are as follows (recast; millions):

	Years Ended December 31,
	2008	2007	% Change

Subscription	$8,397	$7,838	7%
Advertising	5,798	5,731	1%
Content	11,435	11,709	(2%)
Other	886	933	(5%)

Total revenues	$26,516	$26,211	1%

The increase in Subscription revenues for the year ended December 31, 2008 was primarily related to an increase at the Networks segment, partly offset by a decline at the Publishing segment. The increase at the Networks segment was due primarily to higher subscription rates at both Turner and HBO and, to a lesser extent, an increase in the number of subscribers for Turner’s networks, as well as the impact of international expansion. The decline in Subscription revenues at the Publishing segment was primarily due to decreases at IPC, resulting principally from the impact of foreign exchange rates, lower revenues from domestic subscription sales and the impact of the sale of four non-strategic magazine titles in the third quarter of 2007, partly offset by higher revenues from newsstand sales for certain domestic magazine titles driven by price increases.

The increase in Advertising revenues for the year ended December 31, 2008 was primarily due to growth at the Networks segment, partially offset by a decline at the Publishing segment. The increase at the Networks segment was driven primarily by Turner’s domestic entertainment and news networks. The decrease in Advertising revenues at the Publishing segment was due to declines in domestic print Advertising revenues, international print Advertising revenues, including the impact of foreign exchange rates at IPC, and custom publishing revenues,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

as well as the impacts of the 2007 closures of LIFE and Business 2.0 magazines and the sale of four non-strategic magazine titles in the third quarter of 2007, partly offset by growth in online revenues.

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

Costs of Revenues.  For 2008 and 2007, costs of revenues totaled $14.953 billion and $15.393 billion, respectively, and, as a percentage of revenues, were 56% and 59%, respectively. The segment variations are discussed in detail in “Business Segment Results.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 8% to $6.692 billion in 2008 from $6.203 billion in 2007, primarily related to increases at the Networks and Filmed Entertainment segments, partially offset by a decline at the Publishing segment. The segment variations are discussed in detail in “Business Segment Results.”

Included in selling general and administrative expenses are amounts related to securities litigation. The Company recognized legal reserves as well as legal and other professional fees related to the defense of various securities lawsuits totaling $21 million and $180 million in 2008 and 2007, respectively. In addition, the Company recognized related insurance recoveries of $9 million in 2007.

Included in costs of revenues and selling, general and administrative expenses is depreciation expense, which increased to $670 million in 2008 from $626 million in 2007.

Amortization Expense.  Amortization expense increased to $356 million in 2008 from $306 million in 2007, related to increases at the Networks and Filmed Entertainment segments, primarily due to business acquisitions.

Restructuring Costs.  During the year ended December 31, 2008, the Company incurred restructuring costs of $327 million, primarily related to various employee terminations and other exit activities, including $142 million at the Filmed Entertainment segment, $176 million at the Publishing segment and $12 million at the Corporate segment, partially offset by a reversal of $3 million at the Networks segment. The total number of employees terminated across the segments in 2008 was approximately 1,700.

During the year ended December 31, 2007, the Company incurred restructuring costs of $114 million, primarily related to various employee terminations and other exit activities, including $37 million at the Networks segment, $67 million at the Publishing segment and $10 million at the Corporate segment. The total number of employees terminated across the segments in 2007 was approximately 600.

Operating Income (Loss).  Operating Loss was $3.028 billion in 2008 compared to Operating Income of $4.167 billion in 2007. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $7.237 billion and $199 million of expense, net for 2008 and 2007, respectively, Operating Income (Loss) decreased $157 million, primarily reflecting declines at the Publishing and Filmed Entertainment segments, partially offset by growth at the Networks segment and decreased expenses at the Corporate segment. The segment variations are discussed under “Business Segment Results.”

Interest Expense, Net.  Interest expense, net, decreased to $1.325 billion in 2008 from $1.412 billion in 2007, primarily due to lower average interest rates on net debt.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Other Loss, Net.  Other loss, net detail is shown in the table below (recast, millions):

	Years Ended December 31,
	2008	2007

Investment gains (losses), net	$(60)	$75
Amounts related to the separation of TWC	(11)	—
Income (loss) from equity method investees	18	(24)
Other	9	(60)

Other loss, net	$(44)	$(9)

The changes in investment gains (losses), net and amounts related to the separation of TWC are discussed under “Significant Transactions and Other Items Affecting Comparability.” The change in income (loss) from equity method investees reflected higher income from equity method investees for the year ended December 31, 2008 primarily due to the Company’s recognition of its $30 million share of a pretax gain on the sale of a Central European documentary channel of an equity method investee. The remaining change reflected the favorable impact of foreign exchange rates and lower securitization expenses.

Income Tax Provision.  Income tax provision from continuing operations was $692 million in 2008 compared to $859 million in 2007. The Company’s effective tax rate for continuing operations was (16%) for the year ended December 31, 2008 compared to 31% for the year ended December 31, 2007. The change is primarily attributable to the portion of the goodwill impairments that did not generate a tax benefit.

Income (Loss) from Continuing Operations.  Loss from continuing operations was $5.089 billion in 2008 compared to income of $1.887 billion in 2007. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $6.799 billion and $101 million of expense, net in 2008 and 2007, respectively, income (loss) from continuing operations decreased by $278 million, primarily reflecting lower Operating Income (Loss), as noted above. Basic and diluted loss per common share from continuing operations attributable to Time Warner Inc. common shareholders were both $4.27 in 2008 compared to basic and diluted income per common share from continuing operations of $1.52 and $1.51, respectively, in 2007.

Discontinued Operations, Net of Tax.  The financial results for the years ended December 31, 2008 and 2007 included the impact of treating the results of operations and financial condition of TWC and AOL as discontinued operations. Included in discontinued operations for 2008 was a noncash impairment of $14.822 billion and a related tax benefit of $5.729 billion to reduce the carrying values of certain cable franchise rights at TWC and a noncash impairment of $2.207 billion and a related tax benefit of $90 million to reduce the carrying value of goodwill at AOL. In addition, the financial results for the year ended December 31, 2007 included the impact of treating certain businesses sold, which included Tegic Communications, Inc., Wildseed LLC, the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts, Inc. and the Atlanta Braves baseball franchise, as discontinued operations. For additional information, see Note 3 to the accompanying consolidated financial statements.

Net Income (Loss) Attributable to Noncontrolling Interests.  Time Warner had $1.246 billion of net loss attributable to noncontrolling interests in 2008 compared to net income attributable to noncontrolling interests of $240 million in 2007 of which a $1.251 billion loss and $242 million of income, respectively, were attributable to discontinued operations.

Net Income (Loss) Attributable to Time Warner Inc. shareholders.  Net loss attributable to Time Warner Inc. common shareholders was $13.402 billion in 2008 compared to net income attributable to Time Warner Inc. shareholders of $4.387 billion in 2007. Basic and diluted net loss per common share attributable to Time Warner

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Inc. common shareholders were both $11.23 in 2008 compared to basic and diluted net income per common share attributable to Time Warner Inc. common shareholders of $3.54 and $3.50, respectively, in 2007.

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

Theatrical product revenues from home video and electronic delivery decreased due primarily to difficult comparisons to the prior year. Revenues for 2008 included The Dark Knight, I Am Legend, 10,000 B.C., The Bucket List and Sex and the City: The Movie, while revenues for 2007 included Harry Potter and the Order of the Phoenix, 300, Happy Feet, The Departed, Hairspray and Rush Hour 3. Also contributing to the decline in theatrical product revenues from home video and electronic delivery was a decrease in the rate at which consumers were buying DVDs, reflecting, in part, deteriorating worldwide economic conditions during the last half of 2008. Theatrical product revenues from television licensing increased due primarily to the timing and number of availabilities.

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

The increase in selling, general and administrative expenses was primarily the result of higher employee costs, which includes additional headcount to support the expansion of games distribution, digital platforms and other initiatives, partially offset by cost reductions realized in connection with the operational reorganization of the New Line business. The increase also reflects higher distribution costs attributable to the increase in games revenues, as well as a $30 million bad debt charge for potential credit losses related to several customers that filed for bankruptcy.

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

Costs of revenues decreased 4% in 2008 and, as a percentage of revenues, were 39% in 2008 and 38% in 2007. Costs of revenues for the magazine publishing business include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased 3% to $1.627 billion in 2008 from $1.670 billion in 2007, primarily due to cost savings initiatives and the impacts of the 2007 magazine closures and the 2007 magazine sales. Paper costs savings realized primarily as a result of lower volumes were partially offset by higher paper prices. The decrease in costs of revenues at the magazine publishing business, as well as a decrease in costs at the non-magazine businesses associated with lower volumes, were offset by increased costs associated with investments in certain digital properties, including incremental editorial-related costs, as well as operating costs associated with the acquisition of QSP.

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

As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2008 results included a $7.139 billion noncash impairment to reduce the carrying value of goodwill and identifiable intangible assets, a $30 million noncash asset impairment related to the sub-lease with a tenant that filed for bankruptcy in September 2008, a $21 million noncash impairment of Southern Living At Home and a $5 million noncash impairment related to certain other asset write-offs. The 2007 results included a $6 million gain on the 2007 magazine sales. In addition, the 2008 results included restructuring costs of $176 million primarily consisting of $119 million of severance and other costs associated with a significant reorganization of the Publishing segment’s operations and $57 million related to the sub-lease with a tenant that filed for bankruptcy in September 2008. The 2007 results included restructuring costs of $67 million, primarily consisting of severance associated with efforts to streamline operations and costs related to the shutdown of LIFE magazine in the first quarter of 2007.

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

Corporate.  Operating Loss before Depreciation and Amortization and Operating Loss of the Corporate segment for the years ended December 31, 2008 and 2007 are as follows (millions):

	Years Ended December 31,
	2008	2007	% Change
		(recast)

Selling, general and administrative(a)	$(324)	$(543)	(40%)
Restructuring costs	(12)	(10)	20%

Operating Loss before Depreciation and Amortization	(336)	(553)	(39%)
Depreciation	(44)	(44)	—

Operating Loss	$(380)	$(597)	(36%)

(a)	Selling, general and administrative expenses exclude depreciation.

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

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments and the remaining $3 billion common stock repurchase program. Time Warner’s sources of cash include cash provided by operations, cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at December 31, 2009 was $11.731 billion, including $4.800 billion of cash and equivalents.

As part of the TWC Separation, the Company received $9.253 billion on March 12, 2009 as its portion of the payment by TWC of the special cash dividend of $10.27 per share to all holders of TWC Class A Common Stock and TWC Class B Common Stock as of the close of business on March 11, 2009 (aggregating $10.856 billion) (the “Special Dividend”).

In late January 2009, Google Inc. (“Google”) exercised its right to request that AOL register Google’s 5% equity interest in AOL for sale in an initial public offering. Time Warner exercised its right to purchase Google’s equity interest for cash based on the appraised fair market value of the equity interest in lieu of conducting an initial public offering. On July 8, 2009, the Company repurchased Google’s 5% interest in AOL for $283 million in cash, which amount included a payment in respect of Google’s pro rata share of cash distributions to Time Warner by AOL attributable to the period of Google’s investment in AOL.

Current Financial Condition

At December 31, 2009, Time Warner had $15.416 billion of debt, $4.800 billion of cash and equivalents (net debt of $10.616 billion, defined as total debt less cash and equivalents) and $33.383 billion of shareholders’ equity, compared to $21.896 billion of debt, $1.099 billion of cash and equivalents (net debt of $20.797 billion, defined as total debt less cash and equivalents) and $42.288 billion of shareholders’ equity at December 31, 2008.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The following table shows the significant items contributing to the decrease in consolidated net debt from December 31, 2008 to December 31, 2009 (millions):

Balance at December 31, 2008	$20,797
Cash provided by operations from continuing operations	(3,385)
Cash provided by discontinued operations	(617)
Capital expenditures	561
Dividends paid to common stockholders	897
Investments and acquisitions, net(a)	749
Proceeds from the sale of investments(a)	(299)
Repurchases of common stock(b)	1,158
Proceeds from the Special Dividend(a)	(9,253)
All other, net	8

Balance at December 31, 2009(c)	$10,616

(a)	Refer to “Investing Activities” below for further detail.
(b)	Refer to “Financing Activities” below for further detail.
(c)	Included in the net debt balance is $20 million that represents the unamortized fair value adjustment recognized as a result of the merger of AOL and Historic TW Inc.

As noted in “Recent Developments,” on July 26, 2007, Time Warner’s Board of Directors authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through February 17, 2010, the Company repurchased approximately 102 million shares of common stock for approximately $4.2 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. This number included approximately 51 million shares of common stock purchased for approximately $1.4 billion in 2009 (Note 9). As of December 31, 2009, the Company had approximately $1.0 billion remaining on its stock repurchase program. On January 28, 2010, Time Warner’s Board of Directors increased this amount to $3.0 billion.

Time Warner’s $2.000 billion aggregate principal amount of floating rate public debt matured on November 13, 2009, and the Company paid such aggregate principal amount and the accrued interest in cash on the maturity date. The Company does not have any other public debt maturing until April 2011.

Cash Flows

Cash and equivalents increased by $3.701 billion, including $617 million of cash provided by discontinued operations, in 2009 and decreased by $34 million, including $162 million of cash used by discontinued operations, in 2008. Components of these changes are discussed below in more detail.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Operating Activities from Continuing Operations

Details of cash provided by operations from continuing operations are as follows (millions):

	Years Ended December 31,
	2009	2008	2007
		(recast)	(recast)

Operating Income	$4,545	$(3,028)	$4,167
Depreciation and amortization	998	1,026	932
Amounts related to securities litigation and government investigations:
Net expenses	30	21	171
Cash payments, net of recoveries	(30)	(21)	(912)
(Gain) loss on sale of assets	33	3	(6)
Noncash asset impairments	85	7,213	34
Net interest payments(a)	(1,071)	(1,305)	(1,405)
Net income taxes (paid) received(b)	(838)	(217)	649
Noncash equity-based compensation	175	192	195
Domestic pension plan contributions	(43)	(395)	(17)
Restructuring payments, net of accruals	(8)	181	15
All other, net, including working capital changes	(491)	394	(427)

Cash provided by operations from continuing operations	$3,385	$4,064	$3,396

(a)	Includes interest income received of $43 million, $64 million and $85 million in 2009, 2008 and 2007, respectively.
(b)	Includes income tax refunds received of $99 million, $137 million and $103 million in 2009, 2008 and 2007, respectively, and income tax sharing receipts from TWC and AOL of $241 million, $342 million and $1.139 billion in 2009, 2008 and 2007, respectively.

Cash provided by operations from continuing operations decreased to $3.385 billion in 2009 from $4.064 billion in 2008. The decrease in cash provided by operations from continuing operations was related primarily to an increase in net income taxes paid, an increase in restructuring payments, net of accruals and cash used by working capital, partially offset by a decline in net interest payments and domestic pension plan contributions. The components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The Company’s net income tax payments increased in 2009 by $621 million primarily due to higher taxable income in 2009 and the run-off of tax attributes that benefitted the Company in prior years.

As of December 31, 2009, certain of the Company’s domestic defined benefit pension plans were funded by assets in a pension trust with a fair market value of $2.092 billion compared to $1.702 billion as of December 31, 2008 and $2.168 billion as of December 31, 2007. During 2009, the Company’s plan assets have experienced market gains of approximately 31%, following declines of 34% in 2008. The Company did not make any discretionary cash contributions to its defined domestic benefit plans in 2009 compared to $375 million in 2008 and none in 2007. As a result of the increase in the fair market value of the Company’s domestic defined benefit pension plans assets in 2009, the Company expects a decrease in pension expense in 2010 as compared to 2009.

Cash provided by operations from continuing operations increased to $4.064 billion in 2008 from $3.396 billion in 2007. The increase in cash provided by operations from continuing operations was related primarily to decreases in payments made in connection with the settlements in the securities litigation and the government investigations and cash provided by working capital, partially offset by net income taxes paid and an increase in domestic pension plan contributions. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The change in working capital between periods primarily reflects higher cash collections on receivables and the timing of payments for production

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

spending, accounts payable and accrued liabilities. The Company’s net income tax payments increased in 2008 by $866 million primarily due to the utilization of a majority of the Company’s U.S. federal tax attribute carryforwards in 2007, partially offset by deductible pension contributions in 2008.

Investing Activities from Continuing Operations

Details of cash provided (used) by investing activities from continuing operations are as follows (millions):

	Year Ended December 31,
	2009	2008	2007
		(recast)	(recast)

Investments in available-for-sale securities	$(4)	$(19)	$(94)
Investments and acquisitions, net of cash acquired:
Repurchase of Google’s 5% interest in AOL	(283)	—	—
CME	(246)	—	—
HBO Asia, HBO South Asia and HBO LAG	—	(248)	(28)
Imagen Acquisition	—	(2)	(229)
TT Games	—	(32)	(133)
All other	(216)	(431)	(161)
Capital expenditures	(561)	(684)	(716)
Proceeds from the Special Dividend	9,253	—	—
Proceeds from the sale of the Parenting Group and most of the Time4 Media magazine titles	—	—	220
Proceeds from the sale of the Company’s 50% interest in Bookspan	—	—	145
Proceeds from the sale of available-for-sale securities	50	13	36
All other investment and sale proceeds	249	131	258

Cash provided (used) by investing activities from continuing operations	$8,242	$(1,272)	$(702)

Cash provided by investing activities from continuing operations was $8.242 billion in 2009 compared to cash used by investing activities from continuing operations of $1.272 billion in 2008. The change in cash provided (used) by investing activities from continuing operations was primarily due to the receipt of the Company’s portion of the Special Dividend.

Cash used by investing activities from continuing operations increased to $1.272 billion in 2008 from $702 million in 2007. The change in cash used by investing activities from continuing operations primarily reflected the decrease in proceeds from the sales of assets and an increase in investment and acquisition expenditures.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Financing Activities from Continuing Operations

Details of cash used by financing activities from continuing operations are as follows (millions):

	Years Ended December 31,
	2009	2008	2007
		(recast)	(recast)

Borrowings(a)	$3,583	$33,184	$6,302
Debt repayments(a)	(10,051)	(34,731)	(3,272)
Proceeds from the exercise of stock options	56	134	521
Excess tax benefit on stock options	1	3	71
Principal payments on capital leases	(20)	(17)	(16)
Repurchases of common stock	(1,158)	(332)	(6,231)
Dividends paid	(897)	(901)	(871)
Other financing activities	(57)	(4)	(4)

Cash used by financing activities from continuing operations	$(8,543)	$(2,664)	$(3,500)

(a)	The Company reflects borrowings under its bank credit agreements on a gross basis and short-term commercial paper on a net basis in the accompanying consolidated statement of cash flows.

Cash used by financing activities from continuing operations increased to $8.543 billion in 2009 from $2.664 billion in 2008. The change in cash used by financing activities from continuing operations was primarily due to an increase in net debt repayments and an increase in repurchases of common stock made in connection with the Company’s common stock repurchase program. The Company used a portion of the $9.253 billion it received from the payment of the Special Dividend to repay in full its $2.0 billion three-year unsecured term loan facility (plus accrued interest) and repay all amounts outstanding under the Revolving Facility (defined below). In addition, the Company paid $2.000 billion (plus accrued interest) for floating rate public debt that matured November 13, 2009.

Cash used by financing activities from continuing operations decreased to $2.664 billion in 2008 from $3.500 billion in 2007. The change in cash used by financing activities was primarily due to a decline in repurchases of common stock made in connection with the Company’s common stock repurchase program, partially offset by declines in net borrowings (i.e., borrowings less repayments) and proceeds from the exercise of stock options.

Cash Flows from Discontinued Operations

Details of cash used by discontinued operations are as follows (millions):

	Years Ended December 31,
	2009	2008	2007
		(recast)	(recast)

Cash provided by operations from discontinued operations	$1,324	$6,268	$5,077
Cash used by investing activities from discontinued operations	(763)	(5,213)	(3,316)
Cash provided (used) by financing activities from discontinued operations	(5,255)	3,983	(988)
Effect of change in cash and equivalents of discontinued operations	5,311	(5,200)	79

Cash provided (used) by discontinued operations	$617	$(162)	$852

For the year ended December 31, 2009, cash provided (used) by discontinued operations primarily reflected cash activity of TWC and AOL through their separations from the Company on March 12, 2009 and December 9,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

2009, respectively, and, for the year ended December 31, 2008, it primarily reflects cash activity of TWC and AOL for the entire twelve-month period. The cash used by financing activities from discontinued operations of $5.255 billion for the year ended December 31, 2009 reflects TWC’s payment of the Special Dividend, partially offset by an increase in borrowings. Cash provided by discontinued operations of $617 million in 2009 compared to cash used by discontinued operations of $162 million in 2008 primarily reflected a decline in net investment and acquisition expenditures at AOL.

For the year ended December 31, 2008, cash provided by operations from discontinued operations increased to $6.268 billion from $5.077 billion in 2007, primarily reflecting a change in working capital resulting from the timing of payments and cash collections and lower net income taxes paid. Cash used by investing activities from discontinued operations increased to $5.213 billion in 2008 from $3.316 billion in 2007, primarily due to a decrease in proceeds from the sales of assets and an increase in net investments and acquisition expenditures. Cash provided by financing activities from discontinued operations was $3.983 billion in 2008 compared to cash used by financing activities from discontinued operations of $988 million in 2007, due primarily to an increase in net borrowings (i.e., borrowings less repayments). Cash used by discontinued operations of $162 million in 2008 compared to cash provided by discontinued operations of $852 million in 2007 primarily reflected an increase in net investment and acquisition expenditures at AOL.

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At December 31, 2009, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $27.246 billion. Of this committed capacity, $11.731 billion was unused and $15.416 billion was outstanding as debt. At December 31, 2009, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

				Unused
	Committed	Letters of	Outstanding	Committed
	Capacity(a)	Credit(b)	Debt(c)	Capacity

Cash and equivalents	$4,800	$—	$—	$4,800
Revolving bank credit agreement and commercial paper program	6,900	82	—	6,818
Fixed-rate public debt	15,227	—	15,227	—
Other obligations(d)(e)	319	17	189	113

Total	$27,246	$99	$15,416	$11,731

(a)	The revolving bank credit agreement, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The maturity profile of the Company’s outstanding debt and other financing arrangements is relatively long-term, with a weighted average maturity of 12.3 years as of December 31, 2009.
(b)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(c)	Represents principal amounts adjusted for premiums and discounts.
(d)	Includes committed financings by subsidiaries under local bank credit agreements.
(e)	Includes debt due within the next twelve months of $59 million that relates to capital lease and other obligations.

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

The funding commitments under the Company’s Revolving Credit Agreement, are provided by a geographically diverse group of over 20 major financial institutions based in countries including the United States, Canada, France, Germany, Japan and the United Kingdom. No institution accounts for more than 9% of the aggregate undrawn loan commitments under this agreement as of December 31, 2009.

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

Consent Solicitation

On April 15, 2009, the Company completed a solicitation of consents (the “Consent Solicitation”) from the holders of the debt securities (the “Securities”) issued by Time Warner Inc. and its subsidiaries under all of the indentures governing the publicly traded debt securities of the Company and its subsidiaries other than the indenture entered into in November 2006 (other than the 2006 indenture, collectively, the “Indentures”). Completion of the Consent Solicitation resulted in the adoption on April 16, 2009 of certain amendments to each Indenture that provide that certain restrictive covenants will not apply (subject to the concurrent or prior issuance of the guarantee by HBO discussed below) to a conveyance or transfer by Historic AOL LLC of its properties and assets substantially as an entirety, unless such conveyance or transfer constitutes a conveyance or transfer of the properties and assets of the issuer and the guarantors under the relevant Indenture and their respective subsidiaries, taken as a whole, substantially as an entirety. In connection with the AOL Separation, on December 3, 2009, HBO issued a guarantee of the obligations of Historic TW Inc. (“Historic TW”) (including in its capacity as successor to Time Warner Companies, Inc.), whether as issuer or guarantor, under the Indentures and the Securities.

Other Financing Arrangements

From time to time, the Company enters into various other financing arrangements that provide for the accelerated receipt of cash on certain accounts receivable. The Company employs these arrangements because they have historically provided a cost-efficient form of financing, as well as an added level of diversification of funding sources. For more details, see Note 7 to the accompanying consolidated financial statements.

The following table summarizes the Company’s other financing arrangements at December 31, 2009 (millions):

	Committed Capacity(a)	Outstanding Utilization	Unused Capacity

Accounts receivable securitization facilities(b)	$805	$805	$—

(a)	Ability to use accounts receivable securitization facilities depends on availability of qualified assets.
(b)	For the year ended December 31, 2009, the accounts receivable securitization facilities were accounted for as sales and, accordingly, the accounts receivable sold under these facilities were excluded from receivables in the accompanying consolidated balance sheet. See “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies — Recent Accounting Guidance Not Yet Adopted” in the accompanying notes to the consolidated financial statements for a description of amendments to the guidance to accounting for transfers of financial assets, which became effective for Time Warner on January 1, 2010 and will be applied on a restrospective basis beginning in the first quarter of 2010.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Additional Information

See Note 7 to the accompanying consolidated financial statements for additional information regarding the Company’s outstanding debt and other financing arrangements, including certain information about maturities, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.

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

The following table summarizes the Company’s aggregate contractual obligations at December 31, 2009, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (millions):

Contractual Obligations(a)(b)(c)	Total	2010	2011-2012	2013-2014	Thereafter

Outstanding debt obligations (Note 7)	$15,406	$—	$4,000	$1,300	$10,106
Interest	14,322	1,088	1,952	1,495	9,787
Capital lease obligations (Note 7)	149	21	38	33	57
Operating lease obligations (Note 15)	2,732	424	736	650	922
Purchase obligations	11,378	3,657	3,723	2,472	1,526

Total contractual obligations and outstanding debt	$43,987	$5,190	$10,449	$5,950	$22,398

(a)	The table does not include the effects of certain put/call or other buy-out arrangements involving certain of the Company’s investees.
(b)	The table does not include the Company’s reserve for uncertain tax positions and related accrued interest and penalties, which at December 31, 2009 totaled $2.2 billion, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.
(c)	The references to Note 7 and Note 15 refer to the notes to the accompanying consolidated financial statements.

The following is a description of the Company’s material contractual obligations at December 31, 2009:

•	Outstanding debt obligations — represents the principal amounts due on outstanding debt obligations as of December 31, 2009. Amounts do not include any fair value adjustments, bond premiums, discounts, interest payments or dividends.

•	Interest — represents amounts based on the outstanding debt balances, respective interest rates and maturity schedule of the respective instruments as of December 31, 2009. Interest ultimately paid on these obligations may differ based on changes in interest rates for variable-rate debt, as well as any potential future refinancings entered into by the Company. See Note 7 to the accompanying consolidated financial statements for further details.

•	Capital lease obligations — represents the minimum lease payments under noncancelable capital leases, primarily for certain transponder leases at the Networks segment.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

•	Operating lease obligations — represents the minimum lease payments under noncancelable operating leases, primarily for the Company’s real estate and operating equipment in various locations around the world.

•	Purchase obligations — represents an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company expects to receive consideration (i.e., products or services) for these purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. Additionally, the Company also purchases products and services as needed, with no firm commitment. For this reason, the amounts presented in the table alone do not provide a reliable indicator of the Company’s expected future cash outflows. For purposes of identifying and accumulating purchase obligations, the Company has included all material contracts meeting the definition of a purchase obligation (i.e., legally binding for a fixed or minimum amount or quantity). For those contracts involving a fixed or minimum quantity, but with variable pricing terms, the Company has estimated the contractual obligation based on its best estimate of the pricing that will be in effect at the time the obligation is incurred. Additionally, the Company has included only the obligations represented by those contracts as they existed at December 31, 2009, and did not assume renewal or replacement of the contracts at the end of their respective terms. If a contract includes a penalty for non-renewal, the Company has included that penalty, assuming it will be paid in the period after the contract term expires. If Time Warner can unilaterally terminate an agreement simply by providing a certain number of days notice or by paying a termination fee, the Company has included the amount of the termination fee or the amount that would be paid over the “notice period.” Contracts that can be unilaterally terminated without incurring a penalty have not been included.

The following table summarizes the Company’s purchase obligations at December 31, 2009 (millions):

Purchase Obligations	Total	2010	2011-2012	2013-2014	Thereafter

Network programming obligations(a)	$7,569	$1,995	$2,418	$1,907	$1,249
Creative talent and employment agreements(b)	1,727	1,000	623	101	3
Obligations to use certain printing facilities for the production of magazines	774	190	365	208	11
Advertising, marketing and sponsorship obligations(c)	690	281	186	149	74
Obligations to purchase information technology licenses and services	27	13	11	3	—
Other, primarily general and administrative obligations(d)	591	178	120	104	189

Total purchase obligations	$11,378	$3,657	$3,723	$2,472	$1,526

(a)	The Networks segment enters into contracts to license sports programming to carry on its television networks. The amounts in the table represent minimum payment obligations to sports leagues (e.g., NBA, NASCAR, MLB) to air the programming over the contract period. The Networks segment also enters into licensing agreements with certain movie studios to acquire the rights to air movies that the movie studios release theatrically. The pricing structures in these contracts differ in that certain agreements can require a fixed amount per movie while others will be based on a percentage of the movie’s box office receipts (with license fees generally capped at specified amounts), or a combination of both. The amounts included in the table represent obligations for movies that have been released theatrically as of December 31, 2009 and are calculated using the actual or estimated box office performance or fixed amounts, as applicable.
(b)	The Company’s commitments under creative talent and employment agreements include obligations to executives, actors, producers, authors, and other talent under contractual arrangements, including union contracts and other organizations that represent such creative talent.

(c)	Advertising, marketing and sponsorship obligations include minimum guaranteed royalty and marketing payments to vendors and content providers, primarily at the Networks and Filmed Entertainment segments.
(d)	Other includes obligations related to the Company’s postretirement and unfunded defined benefit pension plans, obligations to purchase general and administrative items and services, construction commitments primarily for the Networks segment, outsourcing commitments primarily for the Filmed Entertainment segment and payments due pursuant to certain interactive technology arrangements.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Most of the Company’s other long-term liabilities reflected in the consolidated balance sheet have been incorporated in the estimated timing of cash payments provided in the summary of contractual obligations, the most significant of which is an approximate $1.242 billion liability for film licensing obligations. However, certain long-term liabilities and deferred credits have been excluded from the summary because there are no cash outflows associated with them (e.g., deferred revenue) or because the cash outflows associated with them are uncertain or do not represent a purchase obligation as it is used herein (e.g., deferred taxes, participations and royalties, deferred compensation and other miscellaneous items). Contractual capital commitments are also included in the preceding table; however, these commitments represent only a small part of the Company’s expected capital spending in 2010 and beyond. Additionally, minimum pension funding requirements have not been presented, as such amounts have not been determined beyond 2009. The Company did not have a required minimum pension contribution obligation for its funded defined benefit pension plans in 2009.

Future Film Licensing Obligations

In addition to the purchase obligations previously discussed, the Company has certain future film licensing obligations, which represent studio movie deal commitments to acquire the right to air movies that will be released in the future (i.e., after December 31, 2009). These arrangements do not meet the definition of a purchase obligation since there are neither fixed nor minimum quantities under the arrangements. As future film licensing obligations are significant to its business, the Company has summarized these arrangements below. Given the variability in the terms of these arrangements, significant estimates were involved in the determination of these obligations, including giving consideration to historical box office performance and studio release trends. Actual amounts, once known, could differ significantly from these estimates (millions).

	Total	2010	2011-2012	2013-2014	Thereafter

Future Film Licensing Obligations	$5,211	$480	$1,525	$1,484	$1,722

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

The following table summarizes separately the Company’s contingent commitments at December 31, 2009. For put/call options where payment obligations are outside the control of the Company, the timing of amounts presented in the table represents the earliest period in which payment could be made. For other contingent commitments, the timing of amounts presented in the table represents when the maximum contingent commitment will expire, but does not mean that the Company expects to incur an obligation to make any payments within that time period. In addition, amounts presented do not reflect the effects of any indemnification rights the Company might possess (millions).

	Total
Nature of Contingent Commitments	Commitments	2010	2011-2012	2013-2014	Thereafter

Guarantees(a)	$1,589	$322	$81	$172	$1,014
Letters of credit and other contingent commitments	1,292	152	418	328	394

Total contingent commitments	$2,881	$474	$499	$500	$1,408

(a)	Amounts primarily reflect the Six Flags Guarantee and the guarantee of the AOL Revolving Facility discussed below.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The following is a description of the Company’s contingent commitments at December 31, 2009:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by (a) entities formerly owned by the Company including the arrangements described below and (b) ventures in which the Company is or was a venture partner.

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (“Six Flags Georgia” and “Six Flags Texas,” respectively, and, collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including the following (the “Guaranteed Obligations”): (a) making a minimum annual distribution to the limited partners of the Partnerships (the minimum was approximately $60.7 million in 2009 and is subject to annual cost of living adjustments); (b) making a minimum amount of capital expenditures each year (an amount approximating 6% of the Parks’ annual revenues); (c) offering each year to purchase 5% of the limited partnership units of the Partnerships (plus any such units not purchased pursuant to such offer in any prior year) based on an aggregate price for all limited partnership units at the higher of (i) $250 million in the case of Six Flags Georgia and $374.8 million in the case of Six Flags Texas (the “Base Valuations”) and (ii) a weighted average multiple of EBITDA for the respective Park over the previous four-year period (the “Cumulative LP Unit Purchase Obligation”); (d) making annual ground lease payments; and (e) either (i) purchasing all of the outstanding limited partnership units through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of each of the Partnerships in 2027 (Six Flags Georgia) and 2028 (Six Flags Texas) (the “End of Term Purchase”) or (ii) causing each of the Partnerships to have no indebtedness and to meet certain other financial tests as of the end of the term of the Partnership. The aggregate amount payable in connection with an End of Term Purchase option on either Park will be the Base Valuation applicable to such Park, adjusted for changes in the consumer price index from December 1996, in the case of Six Flags Georgia, and December 1997, in the case of Six Flags Texas, through December of the year immediately preceding the year in which the End of Term Purchase occurs, in each case, reduced ratably to reflect limited partnership units previously purchased.

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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

In April 2009, Six Flags received notices from limited partners of the Partnerships to sell limited partnership units with an aggregate price of approximately $66 million. The general partner of the Georgia limited partnership exercised its right to purchase Six Flags Georgia units having a total purchase price of $7 million. The remaining purchase price for limited partnership units in the Parks that were put was funded through $6 million of cash that had been held in escrow to support the Six Flags Guarantee and a loan from a wholly-owned Time Warner subsidiary (TW-SF LLC) of approximately $53 million (the “TW Loan”). The TW Loan was made to SFOG Acquisition A, Inc., a Delaware corporation, SFOG Acquisition B, L.L.C., a Delaware limited liability company, SFOT Acquisition I, Inc., a Delaware corporation and SFOT Acquisition II, Inc., a Delaware corporation (collectively, the “Acquisition Companies”). The TW Loan accrues interest at 14% per annum with a final maturity date of March 15, 2011. Up to $10 million of the TW Loan has been guaranteed by Six Flags. The outstanding principal amount of the TW Loan at December 31, 2009 was approximately $27 million, reflecting payments by the Acquisition Companies during 2009.

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

On June 13, 2009, Six Flags and certain of its subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court in Delaware. Six Flags’ fourth amended joint plan of reorganization and disclosure statement has been filed with the Bankruptcy Court and voting on the plan is expected to occur in February 2010. A confirmation hearing on the plan of reorganization is scheduled in March 2010. The plan of reorganization that ultimately becomes effective is expected to result in a significant reduction in debt for Six Flags. The Partnerships holding the Parks and the Acquisition Companies were not included in the debtors reorganization proceedings.

In connection with the proposed plan of reorganization of Six Flags, in October 2009, TW-SF LLC agreed to provide the Acquisition Companies a new 5-year multiple draw credit facility of up to $150 million, which the Acquisition Companies would be able to use only to fund their obligations to purchase certain limited partnership units of the Partnerships. The new credit facility, which is subject to a number of conditions precedent, including a final order confirming the plan of reorganization, would be in addition to the existing TW Loan. New loans drawn under the facility would mature 5 years from their respective funding date. Interest will accrue at a rate at least equal to a LIBOR floor of 250 basis points plus a spread of 100 basis points over the applicable margin for a new Six Flags’ senior term credit facility, which will close simultaneously with the closing of this facility.

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under these Guaranteed Obligations and no liability for the arrangements has been recognized at December 31, 2009. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

AOL Revolving Facility

In connection with the AOL Separation, AOL entered into a $250 million 364-day senior secured revolving credit facility (the “AOL Revolving Facility”) on December 9, 2009. Time Warner has guaranteed AOL’s obligations under the AOL Revolving Facility in exchange for which AOL is paying Time Warner an ongoing fee, subject to periodic increases, a portion of which varies with the amount of undrawn commitments and the principal amount of AOL’s obligations outstanding under the facility and changes in Time Warner’s senior unsecured long-term debt credit ratings. Also in connection with the AOL Separation, Time Warner agreed to continue to provide credit support for certain AOL lease and trade obligations of approximately $108 million ending on the earlier of December 9, 2011 and 30 days after AOL obtains the right to borrow funds under a permanent credit facility, in exchange for a fee equal to a rate per annum of 4.375% of the outstanding principal amount of such obligations, subject to periodic increases. Since the AOL Separation, AOL has replaced or released Time Warner as the source of the credit support for certain AOL lease and trade obligations or otherwise reduced Time Warner’s credit support obligations. As of February 17, 2010, the amount of credit support provided by Time Warner for AOL lease and trade obligations was $28 million.

•	Generally, letters of credit and surety bonds support performance and payments for a wide range of global contingent and firm obligations including insurance, litigation appeals, import of finished goods, real estate leases and other operational needs. Other contingent commitments primarily include amounts payable representing contingent consideration on certain acquisitions, which if earned would require the Company to pay a portion or all of the contingent amount, and contingent payments for certain put/call arrangements, whereby payments could be made by the Company to acquire assets, such as a venture partner’s interest or a co-financing partner’s interest in one of the Company’s films.

•	On March 12, 2009, TWC borrowed the full committed amount of $1.932 billion under its unsecured term loan credit facility entered into on June 30, 2008 (the “TWC Bridge Facility”), all of which was used by TWC to pay a portion of the Special Dividend. On March 26, 2009, TWC completed an offering of $3.0 billion in aggregate principal amount of debt securities and used a portion of the net proceeds from the offering to prepay in full the outstanding loans and all other amounts due under the TWC Bridge Facility, and the TWC Bridge Facility was terminated in accordance with its terms. Concurrently with the termination of the TWC Bridge Facility and pursuant to the terms of the $1.535 billion credit agreement (the “Supplemental Credit Agreement”) between the Company (as lender) and TWC (as borrower) for a two-year senior unsecured supplemental term loan facility (the “Supplemental Credit Facility”), on March 26, 2009, TWC terminated the commitments of Time Warner under the Supplemental Credit Facility, and the Supplemental Credit Agreement was terminated in accordance with its terms.

Except as otherwise discussed above or below, Time Warner does not guarantee the debt of any of its investments accounted for using the equity method of accounting.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Because backlog generally relates to contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is principally dependent on the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Backlog was approximately $4.5 billion and $4.1 billion at December 31, 2009 and December 31, 2008, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment in the amount of $1.1 billion and $967 million at December 31, 2009 and December 31,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

2008, respectively. Backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of the advertising spots received under such contracts to third parties.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. Credit risk in the Company’s businesses originates from sales of various products or services and is dispersed among many different counterparties. At December 31, 2009, no single customer had a receivable balance greater than 5% of total receivables. The Company’s exposure to customer credit risk is largely concentrated in the following categories (amounts presented below are net of reserves and allowances):

•	Various retailers for home video product of approximately $660 million;
•	Various cable and broadcast TV network operators for licensed TV and film product of approximately $1.9 billion;
•	Various magazine wholesalers related to the distribution of publishing product of approximately $100 million;
•	Various cable, satellite and telephone companies for the distribution of television programming services of approximately $1.1 billion; and
•	Various advertisers and advertising agencies related to advertising services of approximately $1.1 billion.

Customer credit risk is monitored on a company-wide basis, as well as monitored and managed at each business. In managing customer credit risk, each division maintains a comprehensive approval process prior to issuing credit to third-party customers. On an ongoing basis, the Company tracks customer exposure based on news reports, ratings agency information and direct dialogue with customers. Counterparties that are determined to be of a higher risk are evaluated to assess whether the payment terms previously granted to them should be modified. The Company also continuously monitors payment levels from customers, and a provision for estimated uncollectible amounts is maintained based on historical experience and any specific customer collection issues that have been identified. While such uncollectible amounts have historically not been material and have been within the Company’s expectations and related reserve balances, if there is a significant change in uncollectible amounts in the future or the financial condition of the Company’s counterparties across various industries or geographies deteriorates beyond the Company’s historical experience, additional reserves may be required.

MARKET RISK MANAGEMENT

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments.

Interest Rate Risk

Time Warner has issued fixed-rate debt that, at December 31, 2009, had an outstanding balance of $15.227 billion and an estimated fair value of $16.976 billion. Based on Time Warner’s fixed-rate debt obligations outstanding at December 31, 2009, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $308 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Time Warner has issued variable-rate debt that, at December 31, 2009, had an outstanding balance of $36 million. Based on Time Warner’s variable-rate obligations outstanding at December 31, 2009, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease Time

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Warner’s annual interest expense and related cash payments by an insignificant amount. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Similarly, since almost all of the Company’s cash balance of $4.800 billion is invested in variable-rate interest-earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

From time to time, the Company may use interest rate swaps or other similar derivative financial instruments to hedge the fair value of its fixed-rate obligations or the future cash flows of its variable-rate obligations. At December 31, 2009, there were no interest rate swaps or other similar derivative financial instruments outstanding.

Foreign Currency Risk

Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge certain film production costs abroad as well as other transactions, assets and liabilities denominated in a foreign currency. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the calendar year. The hedging period for royalties and license fees covers revenues expected to be recognized during the calendar year; however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated cash back into U.S. dollars. To hedge this exposure, Time Warner uses foreign exchange contracts that generally have maturities of three months to eighteen months and provide continuing coverage throughout the hedging period. At December 31, 2009 and 2008, Time Warner had contracts for the sale of $2.320 billion and $1.840 billion, respectively, and the purchase of $1.762 billion and $2.234 billion, respectively, of foreign currencies at fixed rates. The following provides a summary of foreign currency contracts by currency (millions):

	December 31, 2009		December 31, 2008
	Sales	Purchases	Sales	Purchases
			(recast)	(recast)

British pound	$684	$519	$682	$1,027
Euro	482	243	402	332
Canadian dollar	484	338	311	265
Australian dollar	331	419	199	315
Other	339	243	246	295

Total	$2,320	$1,762	$1,840	$2,234

Based on the foreign exchange contracts outstanding at December 31, 2009, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2009 would result in approximately $56 million of net unrealized losses. Conversely, a 10% appreciation of the U.S. dollar would result in approximately $56 million of net unrealized gains. For a hedge of forecasted royalty or license fees denominated in a foreign currency, consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the hedging period from the sale of U.S. copyrighted products abroad. See Note 13 to the accompanying consolidated financial statements for additional discussion.

Equity Risk

The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of public and private companies for operational and strategic business

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

purposes. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which the companies operate. During 2009, the Company recorded $73 million of impairments related to equity instruments. At December 31, 2009, these securities, which are classified in Investments, including available-for-sale securities in the accompanying consolidated balance sheet, included $280 million of investments accounted for using the equity method of accounting, $323 million of cost-method investments, primarily relating to equity interests in privately held businesses, and $578 million of fair value investments, including $544 million of investments related to the Company’s deferred compensation program, $33 million of investments in unrestricted public equity securities held for purposes other than trading and $1 million of equity derivative instruments.

The potential loss in fair value resulting from a 10% adverse change in the prices of the Company’s available-for-sale securities and equity derivative instruments would be approximately $3 million. While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee company experiences poor operating results or if the U.S. equity markets experience future broad declines in value. See Note 4 to the accompanying consolidated financial statements for additional discussion.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by the management of Time Warner and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors. The Company considers policies relating to the following matters to be critical accounting policies:

•	Impairment of Goodwill and Identifiable Intangible Assets;
•	Multiple-Element Transactions;
•	Income Taxes;
•	Film Cost Recognition and Impairments;
•	Gross versus Net Revenue Recognition; and
•	Sales Returns, Pricing Rebates and Uncollectible Accounts.

For a discussion of each of the Company’s critical accounting policies, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 1 to the accompanying consolidated financial statements.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this document include, but are not limited to, statements regarding the adequacy of the Company’s liquidity to meet its needs for the foreseeable future, the incurrence of additional restructuring charges in 2010, pension expenses in 2010, capital spending in 2010 and beyond, contributions to benefit plans in 2010, the Company’s international expansion plans and changes to existing reserves related to uncertain tax positions.

The Company’s forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business and performance, the economy and other future conditions and forecasts of

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

future events, circumstances and results. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances. The Company’s actual results may differ materially from those set forth in its forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors.

•	recent and future changes in technology, services and standards, including, but not limited to, alternative methods for the delivery and storage of digital media and the maturation of the standard definition DVD format;
•	changes in consumer behavior, including changes in spending or saving behavior and changes in when, where and how they consume digital media;
•	changes in the Company’s plans, initiatives and strategies, and consumer acceptance thereof;
•	changes in advertising expenditures due to, among other things, the shift of advertising expenditures from traditional to digital media, pressure from public interest groups, changes in laws and regulations and other societal, political, technological and regulatory developments;
•	competitive pressures, including, as a result of audience fragmentation;
•	the popularity of the Company’s content;
•	piracy and the Company’s ability to protect its content and intellectual property rights;
•	lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments, which could result in Time Warner’s inability to realize the value of recorded intangibles and goodwill at those segments;
•	the Company’s ability to deal effectively with an economic slowdown or other economic or market difficulty;
•	decreased liquidity in the capital markets, including any reduction in the Company’s ability to access the capital markets for debt securities or obtain bank financings on acceptable terms;
•	the effects of any significant acquisitions, dispositions and other similar transactions by the Company;
•	the failure to meet earnings expectations;
•	the adequacy of the Company’s risk management framework;
•	changes in applicable accounting policies;
•	the impact of terrorist acts, hostilities, natural disasters and pandemic viruses;
•	changes in tax laws; and
•	the other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” in this document.

Any forward-looking statements made by the Company in this document speak only as of the date on which they are made. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
 (millions, except per share amounts)

	December 31,	December 31,
	2009	2008
		(recast)

ASSETS
Current assets
Cash and equivalents	$4,800	$1,099
Receivables, less allowances of $2,253 and $2,229	5,111	5,171
Inventories	1,779	1,842
Deferred income taxes	670	565
Prepaid expenses and other current assets	647	730
Current assets of discontinued operations	—	7,215

Total current assets	13,007	16,622
Noncurrent inventories and film costs	5,777	5,339
Investments, including available-for-sale securities	1,181	1,027
Property, plant and equipment, net	3,963	4,105
Intangible assets subject to amortization, net	3,068	3,195
Intangible assets not subject to amortization	7,836	7,728
Goodwill	29,795	30,267
Other assets	1,103	1,202
Noncurrent assets of discontinued operations	—	44,574

Total assets	$65,730	$114,059

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,897	$7,779
Deferred revenue	786	872
Debt due within one year	59	2,041
Current liabilities of discontinued operations	23	3,447

Total current liabilities	8,765	14,139
Long-term debt	15,357	19,855
Deferred income taxes	1,598	1,161
Deferred revenue	269	266
Other noncurrent liabilities	6,015	6,719
Noncurrent liabilities of discontinued operations	—	26,249
Commitments and Contingencies (Note 15)
Equity
Common stock, $0.01 par value, 1.634 billion and 1.630 billion shares issued and 1.157 billion and 1.196 billion shares outstanding	16	16
Paid-in-capital	158,129	169,564
Treasury stock, at cost (477 million and 434 million shares)	(27,034)	(25,836)
Accumulated other comprehensive loss, net	(580)	(1,676)
Accumulated deficit	(97,148)	(99,780)

Total Time Warner Inc. shareholders’ equity	33,383	42,288

Noncontrolling interests (including $0 and $3,030 attributable to discontinued operations)	343	3,382

Total equity	33,726	45,670

Total liabilities and equity	$65,730	$114,059

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended December 31,
(millions, except per share amounts)

	2009	2008	2007
		(recast)	(recast)

Revenues:
Subscription	$8,859	$8,397	$7,838
Advertising	5,161	5,798	5,731
Content	11,020	11,435	11,709
Other	745	886	933

Total revenues	25,785	26,516	26,211
Costs of revenues	(14,438)	(14,953)	(15,393)
Selling, general and administrative	(6,153)	(6,692)	(6,203)
Amortization of intangible assets	(319)	(356)	(306)
Restructuring costs	(212)	(327)	(114)
Asset impairments	(85)	(7,213)	(34)
Gain (loss) on sale of assets	(33)	(3)	6

Operating income (loss)	4,545	(3,028)	4,167
Interest expense, net	(1,155)	(1,325)	(1,412)
Other loss, net	(107)	(44)	(9)

Income (loss) from continuing operations before income taxes	3,283	(4,397)	2,746
Income tax provision	(1,194)	(692)	(859)

Income (loss) from continuing operations	2,089	(5,089)	1,887
Discontinued operations, net of tax	428	(9,559)	2,740

Net income (loss)	2,517	(14,648)	4,627
Less Net (income) loss attributable to noncontrolling interests	(49)	1,246	(240)

Net income (loss) attributable to Time Warner Inc. shareholders	$2,468	$(13,402)	$4,387

Amounts attributable to Time Warner Inc. shareholders:
Income (loss) from continuing operations	$2,079	$(5,094)	$1,889
Discontinued operations, net of tax	389	(8,308)	2,498

Net income (loss)	$2,468	$(13,402)	$4,387

Per share information attributable to Time Warner Inc. common shareholders:
Basic income (loss) per common share from continuing operations	$1.75	$(4.27)	$1.52
Discontinued operations	0.33	(6.96)	2.02

Basic net income (loss) per common share	$2.08	$(11.23)	$3.54

Average basic common shares outstanding	1,184.0	1,194.2	1,239.6

Diluted income (loss) per common share from continuing operations	$1.74	$(4.27)	$1.51
Discontinued operations	0.33	(6.96)	1.99

Diluted net income (loss) per common share	$2.07	$(11.23)	$3.50

Average diluted common shares outstanding	1,195.1	1,194.2	1,254.0

Cash dividends declared per share of common stock	$0.750	$0.750	$0.705

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31,
(millions)

	2009	2008	2007
		(recast)	(recast)

OPERATIONS
Net income (loss)	$2,517	$(14,648)	$4,627
Less Discontinued operations, net of tax	428	(9,559)	2,740

Net income (loss) from continuing operations	2,089	(5,089)	1,887
Adjustments for noncash and nonoperating items:
Depreciation and amortization	998	1,026	932
Amortization of film and television costs	6,623	5,891	6,076
Asset impairments	85	7,213	34
(Gain) loss on investments and other assets, net	49	52	(79)
Equity in losses of investee companies, net of cash distributions	68	27	49
Equity-based compensation	175	192	195
Deferred income taxes	341	407	1,296
Changes in operating assets and liabilities, net of acquisitions:
Receivables	314	1,149	(925)
Inventories and film costs	(6,898)	(5,766)	(6,045)
Accounts payable and other liabilities	(929)	(816)	544
Other changes	470	(222)	(568)

Cash provided by operations from continuing operations(a)	3,385	4,064	3,396

INVESTING ACTIVITIES
Investments in available-for-sale securities	(4)	(19)	(94)
Investments and acquisitions, net of cash acquired	(745)	(713)	(551)
Capital expenditures	(561)	(684)	(716)
Investment proceeds from available-for-sale securities	50	13	36
Proceeds from the Special Dividend paid by Time Warner Cable Inc.	9,253	—	—
Other investment proceeds	249	131	623

Cash provided (used) by investing activities from continuing operations	8,242	(1,272)	(702)

FINANCING ACTIVITIES
Borrowings	3,583	33,184	6,302
Debt repayments	(10,051)	(34,731)	(3,272)
Proceeds from exercise of stock options	56	134	521
Excess tax benefit on stock options	1	3	71
Principal payments on capital leases	(20)	(17)	(16)
Repurchases of common stock	(1,158)	(332)	(6,231)
Dividends paid	(897)	(901)	(871)
Other financing activities	(57)	(4)	(4)

Cash used by financing activities from continuing operations	(8,543)	(2,664)	(3,500)

Cash provided (used) by continuing operations	3,084	128	(806)

Cash provided by operations from discontinued operations	1,324	6,268	5,077
Cash used by investing activities from discontinued operations	(763)	(5,213)	(3,316)
Cash provided (used) by financing activities from discontinued operations	(5,255)	3,983	(988)
Effect of change in cash and equivalents of discontinued operations	5,311	(5,200)	79

Cash provided (used) by discontinued operations	617	(162)	852

INCREASE (DECREASE) IN CASH AND EQUIVALENTS(b)	3,701	(34)	46
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,099	1,133	1,087

CASH AND EQUIVALENTS AT END OF PERIOD	$4,800	$1,099	$1,133

(a)	2009, 2008 and 2007 reflect $30 million, $21 million and $912 million, respectively, in payments, net of recoveries, related to securities litigation and government investigations.
(b)	The effect of foreign currency exchange rate changes on cash flows for any period has not been significant, and, as a result, is not separately disclosed.

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF EQUITY
Years Ended December 31,
(millions, except per share amounts)

	Time Warner Shareholders’
				Retained
				Earnings
	Common	Paid-In	Treasury	(Accumulated		Noncontrolling	Total
	Stock	Capital	Stock	Deficit)	Total	Interests	Equity

BALANCE AT DECEMBER 31, 2006	$15	$170,774	$(19,140)	$(91,260)	$60,389	$4,039	$64,428
Net income	—	—	—	4,387	4,387	240	4,627
Foreign currency translation adjustments	—	—	—	290	290	2	292
Change in unfunded benefit obligation	—	—	—	2	2	(7)	(5)
Change in realized and unrealized losses on derivative financial instruments	—	—	—	(7)	(7)	—	(7)

Comprehensive income	—	—	—	4,672	4,672	235	4,907
Cash dividends	—	(871)	—	—	(871)	—	(871)
Common stock repurchases(a)	—	(211)	(6,373)	—	(6,584)	—	(6,584)
Impact of adopting new accounting pronouncements(b)	—	12	—	374	386	13	399
Noncontrolling interests of acquired businesses	—	—	—	—	—	35	35
Amounts related primarily to stock options and restricted stock	1	559	(13)	(3)	544	—	544

BALANCE AT DECEMBER 31, 2007	$16	$170,263	$(25,526)	$(86,217)	$58,536	$4,322	$62,858

Net loss	—	—	—	(13,402)	(13,402)	(1,246)	(14,648)
Foreign currency translation adjustments	—	—	—	(956)	(956)	(5)	(961)
Change in unrealized gain on securities	—	—	—	(18)	(18)	—	(18)
Change in unfunded benefit obligation	—	—	—	(780)	(780)	(46)	(826)
Change in realized and unrealized losses on derivative financial instruments	—	—	—	(71)	(71)	—	(71)

Comprehensive loss	—	—	—	(15,227)	(15,227)	(1,297)	(16,524)
Cash dividends	—	(901)	—	—	(901)	—	(901)
Common stock repurchases	—	—	(299)	—	(299)	—	(299)
Impact of adopting new accounting pronouncements(b)	—	—	—	(13)	(13)	—	(13)
Noncontrolling interests of acquired businesses	—	—	—	—	—	357	357
Amounts related primarily to stock options and restricted stock	—	202	(11)	1	192	—	192

BALANCE AT DECEMBER 31, 2008	$16	$169,564	$(25,836)	$(101,456)	$42,288	$3,382	$45,670

Net income	—	—	—	2,468	2,468	49	2,517
Foreign currency translation adjustments	—	—	—	221	221	1	222
Change in unrealized gain on securities	—	—	—	(12)	(12)	—	(12)
Change in unfunded benefit obligation	—	—	—	183	183	—	183
Change in realized and unrealized losses on derivative financial instruments	—	—	—	35	35	—	35

Comprehensive income	—	—	—	2,895	2,895	50	2,945
Cash dividends	—	(897)	—	—	(897)	—	(897)
Common stock repurchases	—	—	(1,198)	—	(1,198)	—	(1,198)
Time Warner Cable Inc. Special Dividend	—	—	—	—	—	(1,603)	(1,603)
Time Warner Cable Inc. Spin-off	—	(7,213)	—	391	(6,822)	(1,167)	(7,989)
AOL Spin-off	—	(3,480)	—	278	(3,202)	—	(3,202)
Repurchase of Google’s interest in AOL	—	(155)	—	164	9	(292)	(283)
Noncontrolling interests of acquired businesses	—	—	—	—	—	(27)	(27)
Amounts related primarily to stock options and restricted stock	—	310	—	—	310	—	310

BALANCE AT DECEMBER 31, 2009	$16	$158,129	$(27,034)	$(97,728)	$33,383	$343	$33,726

(a)	Includes $440 million of common stock repurchased from Liberty Media Corporation, indirectly attributable to the exchange of the Atlanta Braves baseball franchise (the “Braves”) and Leisure Arts, Inc. (“Leisure Arts”). Specifically, the $440 million represents the fair value at the time of the exchange of the Braves and Leisure Arts of $473 million, less a $33 million net working capital adjustment.
(b)	For the year ended December 31, 2008, reflects the impact of adopting accounting guidance related to the accounting for collateral assignment and endorsement split-dollar life insurance arrangements. For the year ended December 31, 2007, reflects the impact of adopting recent accounting guidance related to the accounting for uncertainty in income taxes of $445 million, partially offset by the impact of adopting accounting guidance related to the accounting for sabbatical leave and other similar benefits of $59 million.

See accompanying notes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include television networks, filmed entertainment and publishing. Time Warner classifies its operations into three reportable segments: Networks: consisting principally of cable television networks that provide programming; Filmed Entertainment: consisting principally of feature film, television and home video production and distribution; and Publishing: consisting principally of magazine publishing. Financial information for Time Warner’s various reportable segments is presented in Note 14.

Changes in Basis of Presentation

The 2008 and 2007 financial information has been recast so that the basis of presentation is consistent with that of the 2009 financial information. This recast reflects (i) the financial condition and results of operations of Time Warner Cable Inc. (“TWC”) and AOL Inc. (“AOL”) as discontinued operations for all periods presented, (ii) the adoption of recent accounting guidance pertaining to noncontrolling interests, (iii) the adoption of recent accounting guidance pertaining to participating securities and (iv) the 1-for-3 reverse stock split of the Company’s common stock that became effective on March 27, 2009.

AOL Separation from Time Warner

On July 8, 2009, the Company repurchased Google Inc.’s (“Google”) 5% interest in AOL for $283 million in cash, which amount included a payment in respect of Google’s pro rata share of cash distributions to Time Warner by AOL attributable to the period of Google’s investment in AOL. After repurchasing this stake, Time Warner owned 100% of AOL.

On December 9, 2009 (the “Distribution Date”), the Company disposed of all of its shares of AOL common stock. The disposition was made pursuant to a separation and distribution agreement entered into on November 16, 2009 by Time Warner and AOL for the purpose of legally and structurally separating AOL from Time Warner (the “AOL Separation”). The AOL Separation was effected as a pro rata dividend of all shares of AOL common stock held by Time Warner in a spin-off to Time Warner stockholders.

With the completion of the AOL Separation, the Company disposed of its AOL segment in its entirety. Accordingly, the Company has presented the financial condition and results of operations of its former AOL segment as discontinued operations in the consolidated financial statements for all periods presented. For a summary of discontinued operations, see Note 3.

TWC Separation from Time Warner

On March 12, 2009 (the “Distribution Record Date”), the Company disposed of all of its shares of TWC common stock. The disposition was made pursuant to a separation agreement entered into on May 20, 2008, among Time Warner, TWC and certain of their subsidiaries (the “Separation Agreement”) for the purpose of legally and structurally separating TWC from Time Warner (the “TWC Separation”). The TWC Separation was effected as a pro rata dividend of all shares of TWC common stock held by Time Warner in a spin-off to Time Warner stockholders.

Prior to the Distribution Record Date, on March 12, 2009, TWC, in accordance with the terms of the Separation Agreement, paid a special cash dividend of $10.27 per share to all holders of TWC Class A common stock and TWC Class B common stock as of the close of business on March 11, 2009 (aggregating $10.856 billion) (the “Special Dividend”), which resulted in the receipt by Time Warner of $9.253 billion.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With the completion of the TWC Separation, the Company disposed of its Cable segment in its entirety. Accordingly, the Company has presented the financial condition and results of operations of its former Cable segment as discontinued operations in the consolidated financial statements for all periods presented. For a summary of discontinued operations, see Note 3.

Noncontrolling Interests

On January 1, 2009, the Company adopted accounting guidance for noncontrolling interests in a consolidated subsidiary, including the accounting treatment applicable upon the deconsolidation of a subsidiary. This guidance is being applied prospectively, except for the provisions related to the presentation of noncontrolling interests, which are being applied retrospectively. As of December 31, 2009 and December 31, 2008, noncontrolling interests of $343 million and $3.382 billion, respectively, have been classified as a component of equity in the consolidated balance sheet. For the years ended December 31, 2009, 2008, and 2007, net income (loss) attributable to noncontrolling interests of $49 million, $(1.246 billion) and $240 million, respectively, are included in net income (loss) in the consolidated statement of operations. The Company’s adoption of this guidance did not affect earnings per share amounts in prior periods.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

On January 1, 2009, the Company adopted, on a retrospective basis, accounting guidance which requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents (such as restricted stock units granted by the Company) be considered participating securities. Because the awards are participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share (the “Two-Class Method”). The Company’s adoption of this guidance did not affect earnings per share amounts in prior periods.

Basis of Presentation

Basis of Consolidation

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of Time Warner and all voting interest entities in which Time Warner has a controlling voting interest (“subsidiaries”). Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation. In addition, an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties is referred to as a variable interest entity (“VIE”). The primary beneficiary of a VIE is the party that absorbs the majority of the entity’s expected losses, receives the majority of its expected residual returns, or both, as a result of holding variable interests. As such, the Company consolidates those VIEs of which it is the primary beneficiary.

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

Variable Interest Entities

As of December 31, 2009, the Company’s investments in entities determined to be VIEs principally consisted of certain investments at its Networks segment, primarily HBO Asia, HBO South Asia and HBO Latin America Group (“HBO LAG”), which are multi-channel pay-television programming services. The Company provides programming as well as certain services, including distribution, licensing, technological and administrative

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

support, to HBO Asia, HBO South Asia and HBO LAG. These investments are intended to enable the Company to more broadly leverage its programming and digital strategy in the territories served and to capitalize on the growing multi-channel television market in such territories.

As of December 31, 2009, the Company held an 80% economic interest in HBO Asia, a 75% economic interest in HBO South Asia and an approximate 60% economic interest in HBO LAG, while sharing joint voting control with the remaining partners in each of the three entities. The Company determined that because of the difference between its economic and voting interests, these entities were VIEs, and, because it absorbs the majority of the entities’ expected losses and receives a majority of the expected returns, the Company determined that it was the primary beneficiary of these entities. Accordingly, it consolidates the financial condition and results of operations of these entities. These entities are financed substantially through cash flows from their operations and the Company is not obligated to provide them with any additional financial support. In addition, the assets of these entities are not available to settle obligations of the Company. See “Recent Accounting Guidance Not Yet Adopted” for a description of amendments to the guidance on the accounting for VIEs, which became effective for Time Warner on January 1, 2010 and will be applied on a retrospective basis beginning in the first quarter of 2010.

Reclassifications

Certain reclassifications have been made to the prior year balance sheet information to conform to the December 31, 2009 presentation of the components of inventory and components of property, plant and equipment as presented on page 90 herein.

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

Accounting Guidance Adopted in 2009

In addition to the adoption of accounting guidance as discussed in “Changes in Basis of Presentation,” the Company also adopted the following accounting guidance in 2009:

Subsequent Events

On April 1, 2009, the Company adopted, on a prospective basis, guidance related to the accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. For the year ended December 31, 2009, the Company evaluated, for potential recognition and disclosure, events that occurred prior to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 on February 19, 2010.

Fair Value Measurements

On January 1, 2009, the Company adopted, on a prospective basis, guidance related to fair value measurements pertaining to nonfinancial assets and liabilities. This guidance establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On January 1, 2008, the Company adopted this guidance as it pertains to the accounting for financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. For more information, see Note 6.

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

Disclosures about Derivative Instruments and Hedging Activities

On January 1, 2009, the Company adopted on a prospective basis guidance that expands the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. For more information, see Note 13.

Accounting for Collaborative Arrangements

On January 1, 2009, the Company adopted guidance that defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and third parties. The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. In most cases, the form of the arrangement is the sale of an economic interest in a film to an investor. The Filmed Entertainment segment generally records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, in each period the Company reflects in the consolidated statement of operations either a charge or benefit to costs of revenues to reflect the estimate of the third-party investor’s interest in the profits or losses incurred on the film. The estimate of the third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues. For the years ended December 31, 2009, 2008 and 2007, participation costs of $321 million, $584 million and $502 million, respectively, were recorded in costs of revenues and net amounts received from collaborators for which capitalized film costs were reduced was $269 million, $185 million and $284 million, respectively. As of December 31, 2009 and 2008, the net amount due to collaborators for their share of participations was $332 million and $276 million, respectively, and was recorded in participations payable in the consolidated balance sheet.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Guidance Not Yet Adopted

Amendments to Accounting for Transfers of Financial Assets and VIEs

In June 2009, guidance was issued that (i) eliminates the concept of a qualifying special-purpose entity (“QSPE”), (ii) eliminates the exception from applying existing accounting guidance related to VIEs that were previously considered QSPEs, (iii) changes the approach for determining the primary beneficiary of a VIE from a quantitative risk and reward model to a qualitative model based on control and (iv) requires the Company to assess each reporting period whether any of the Company’s variable interests give it a controlling financial interest in the applicable VIE. This guidance became effective for Time Warner on January 1, 2010 and will be applied on a retrospective basis beginning in the first quarter of 2010.

As a result of this guidance, the Company will no longer be deemed the primary beneficiary of HBO Asia, HBO South Asia and HBO LAG. Beginning in the first quarter of 2010, the Company will account for its investments in these entities using the equity method and will no longer consolidate their financial condition and results of operations. The adoption of this guidance with respect to these entities will result in an increase (decrease) to revenues, operating income (loss) and net income (loss) attributable to Time Warner Inc. shareholders of ($397) million, ($75) million and $9 million, respectively, for the year ended December 31, 2009 and an increase (decrease) of ($82) million, ($16) million and $4 million, respectively, for the year ended December 31, 2008. As of and for the years ended December 31, 2009 and 2008, the impact to the consolidated balance sheet and statement of cash flows, respectively, will not be material.

Also, as a result of this guidance, beginning in the first quarter of 2010, the Company will consolidate its two accounts receivable securitization facilities. The adoption of this guidance will result in an increase to accounts receivables and debt due within one year of $805 million as of December 31, 2009 and 2008. In addition, for the year ended December 31, 2008 and 2007, cash provided by operations will increase (decrease) by $231 million and ($113) million, respectively, with an offsetting (decrease) increase to cash used by financing activities. There will not be any change to cash provided by operations for the year ended December 31, 2009. The impact on the statement of operations will not be material. For more information, see Note 7.

Summary of Critical and Significant Accounting Policies

The following is a discussion of each of the Company’s critical accounting policies, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies.

The Securities and Exchange Commission (“SEC”) considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by Time Warner’s management and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. The Company considers the policies relating to the following matters to be critical accounting policies:

•	Impairment of Goodwill and Identifiable Intangible Assets (see pages 91 to 92);

•	Multiple-Element Transactions (see page 97);

•	Income Taxes (see pages 98 to 99);

•	Film Cost Recognition and Impairments (see pages 96 to 97);

•	Gross versus Net Revenue Recognition (see pages 97 to 98); and

•	Sales Returns, Pricing Rebates and Uncollectible Accounts (see page 88).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Equivalents

Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. The Company monitors concentrations of credit risk with respect to cash and equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar instruments. As of December 31, 2009, the majority of the Company’s cash and equivalents were invested in Rule 2a-7 money market mutual funds and with banks with a credit rating of at least A. At December 31, 2009, no single money market mutual fund or bank held more than $500 million, and the money market mutual fund investments were comprised primarily of U.S. government and agency securities.

Sales Returns, Pricing Rebates and Uncollectible Accounts

Management’s estimate of product sales that will be returned and the amount of receivables that will ultimately be collected is an area of judgment affecting reported revenues and net income. In estimating product sales that will be returned, management analyzes vendor sell-off of product, historical return trends, current economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any product sales that provide the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale. The Company’s products subject to return include home video product at the Filmed Entertainment and Networks segments and magazines and direct sales merchandise at the Publishing segment. In estimating the reserve for pricing rebates, management considers the terms of the Company’s agreements with its customers that contain purchasing targets which, if met, would entitle the customer to a rebate. In those instances, management evaluates the customer’s actual and forecasted purchases to determine the appropriate reserve. At December 31, 2009, total reserves for returns (which also reflects reserves for certain pricing allowances provided to customers) were $1.493 billion at the Filmed Entertainment and Networks segments primarily related to film products (e.g., DVD sales) and $387 million at the Publishing segment for magazines and direct sales merchandise.

Similarly, management evaluates accounts receivable to determine if they will ultimately be fully collected. In performing this evaluation, significant judgments and estimates are involved, including management’s views on trends in the overall receivable agings at the different divisions, and for larger accounts, analyses of specific risks on a customer specific basis. Using this information, management reserves an amount that is expected to be uncollectible. At December 31, 2009 and 2008, total reserves for uncollectible accounts were approximately $373 million and $438 million, respectively. Bad debt expense recognized during the years ended December 31, 2009, 2008 and 2007 totaled $87 million, $122 million and $70 million, respectively.

Based on management’s analyses of sales returns and allowances and uncollectible accounts, the Company had total reserves of $2.253 billion and $2.229 billion at December 31, 2009 and 2008, respectively. Total gross accounts receivable were $7.364 billion and $7.400 billion at December 31, 2009 and 2008, respectively. As of December 31, 2009, no single counterparty comprised greater than 5% of the Company’s total receivables balance. In general, the Company does not require collateral with respect to its trade receivable arrangements. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment histories, current credit ratings and other factors.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Investments in companies in which Time Warner does not have a controlling interest or over which it is unable to exert significant influence are accounted for at market value if the investments are publicly traded (“available-for-sale investments”). If the investment is not publicly traded, the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported, net-of-tax, in the consolidated statement of shareholders’ equity as a component of Accumulated other comprehensive income, net, until the investment is sold or considered impaired (see “Asset Impairments” below), at which time the realized gain or loss is included in Other income, net. Dividends and other distributions of earnings from both market-value investments and investments accounted for at cost are included in Other income, net, when declared. For more information, see Note 4.

Consolidation

Time Warner consolidates the results of operations of an entity that is not a VIE when it has a controlling voting interest in the entity. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. A VIE is consolidated if the Company is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. Time Warner periodically makes judgments in determining whether entities in which it invests are VIEs, and, if so, whether the Company is the primary beneficiary and, thus, required to consolidate the entity.

As previously noted in “Recent Accounting Guidance Not Yet Adopted,” in June 2009, guidance was issued that changes the approach for determining the primary beneficiary of a VIE from a quantitative risk and reward model to a qualitative model based on control and economics. That guidance became effective for Time Warner on January 1, 2010 and will be applied on a retrospective basis beginning in the first quarter of 2010.

Accounts Receivable Securitization Facilities

Time Warner has two active accounts receivable securitization facilities that provide for the accelerated receipt of cash on available accounts receivable. These securitization transactions are accounted for as sales, because the Company has relinquished control of the receivables. For more information, see Notes 7 and 17.

As previously noted in “Recent Accounting Guidance Not Yet Adopted,” in June 2009, guidance was issued that eliminates the concept of a QSPE and eliminates the exception from applying existing accounting guidance related to VIEs that were previously considered QSPEs. That guidance became effective for Time Warner on January 1, 2010 and will be applied on a retrospective basis beginning in the first quarter of 2010.

Derivative Instruments

The Company recognizes all derivative instruments on the balance sheet at fair value. For those derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in shareholders’

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

equity as a component of Accumulated other comprehensive income, net, until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For those derivative instruments that do not qualify for hedge accounting, changes in the fair value are recognized immediately in earnings. The Company uses derivative instruments principally to manage the risk associated with movements in foreign currency exchange rates and the risk that changes in interest rates will affect the fair value or cash flows of its debt obligations. At December 31, 2009, there were no interest rate swaps or other similar derivative financial instruments outstanding. See Note 13 for additional information regarding derivative instruments held by the Company and risk management strategies.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Additions to property, plant and equipment generally include material, labor and overhead. Time Warner also capitalizes certain costs associated with coding, software configuration, upgrades and enhancements incurred for the development of internal use software. Depreciation, which includes amortization of capital leases, is provided generally on a straight-line basis over estimated useful lives. Time Warner evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives. Property, plant and equipment, including capital leases, consist of (millions):

	December 31,		Estimated
	2009	2008	Useful Lives
		(recast)

Land and buildings(a)	$2,996	$2,944	7 to 30 years
Capitalized software costs	1,447	1,229	3 to 7 years
Furniture, fixtures and other equipment	3,341	3,366	3 to 10 years

	7,784	7,539
Less accumulated depreciation	(3,821)	(3,434)

Total	$3,963	$4,105

(a)	Land and buildings include $478 million and $477 million related to land as of December 31, 2009 and 2008, respectively, which is not depreciated.

Intangible Assets

As a creator and distributor of branded information and copyrighted entertainment products, Time Warner has a significant number of intangible assets, including acquired film and television libraries and other copyrighted products and trademarks. Time Warner does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films and television series, generally are either expensed as incurred or capitalized as tangible assets, as in the case of cash advances and inventoriable product costs. Intangible assets acquired in business combinations are recorded at fair value in the Company’s consolidated balance sheet. For more information, see Note 2.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets, primarily tradenames, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Goodwill is tested for impairment at a level referred to as a reporting unit. A reporting unit is either the “operating segment level” such as HBO, Turner, Time Inc. and Warner Bros. or one level below, which is referred to as a “component” (e.g., Sports Illustrated, People). The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business. If the operations below the operating segment level are determined to be a self-sustaining business, testing is generally required to be performed at this level; however, if multiple self-sustaining business units exist within an operating segment, an evaluation would be performed to determine if the multiple business units share resources that support the overall goodwill balance. For purposes of the goodwill impairment test, Time Warner has identified Warner Bros., HBO, Turner and Time Inc. as its reporting units.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis and, in certain cases, a combination of a DCF analysis and a market-based approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the DCF analyses are based on the Company’s most recent budgets and business plans and, when applicable, various growth rates have been assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In addition, when a DCF analysis is used as the primary method for determining fair value, the Company assesses the reasonableness of its determined fair values by reference to other fair value indicators such as comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The performance of the Company’s 2009 annual impairment analyses did not result in any impairments of the Company’s goodwill. The discount rates utilized in the 2009 analysis ranged from 10.5% to 12% while the terminal growth rates used in the DCF analysis ranged from 2.5%-3.0%. To illustrate the magnitude of a potential impairment relative to future changes in estimated fair values, had the fair values of each of the Company’s reporting units been hypothetically lower by 10% as of December 31, 2009, no reporting unit’s book value would have exceeded its fair value. Had the fair values of each of the Company’s reporting units been hypothetically lower by 20% as of December 31, 2009, the Time Inc. reporting unit book value would have exceeded fair value by approximately $525 million, the Warner Bros. reporting unit book value would have exceeded fair value by approximately $85 million and the HBO reporting unit book value would have exceeded fair value by approximately $528 million. If this were to occur, the second step of the goodwill impairment test would be required to be performed to determine the ultimate amount of impairment loss to record.

The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. Common among such approaches is the “relief from royalty” methodology, which is used in estimating the fair value of the Company’s brands and trademarks. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace. The discount rates utilized in the 2009 analysis of other intangible assets ranged from 11% to 12.5% while the terminal growth rates used in the DCF analysis ranged from 2.5%-3.0%. To illustrate the magnitude of potential impairment relative to future changes in estimated fair values, had the fair values of certain tradenames at Time Inc. with an aggregate carrying value of $639 million, been hypothetically lower by 10%, the book values of those tradenames would have exceeded fair values by $46 million. Had the fair values of those tradenames been hypothetically lower by 20% as of December 31, 2009, book values would have exceeded fair values by $111 million.

Long-Lived Assets

Long-lived assets, including finite-lived intangible assets (e.g., tradenames, customer lists, film libraries and property, plant and equipment), do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the more likely than not disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset group against the carrying value of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the estimated fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset’s carrying value to its estimated fair value. To the extent the carrying value is greater than the asset’s estimated fair value, an impairment loss is recognized for the difference. Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value. For more information, see Note 2.

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

Equity-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations, net of the cost of the awards expected to be forfeited over the period during which an employee is required to provide service in exchange for the award. Also, excess tax benefits realized from the exercise of stock options are reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

The grant-date fair value of a stock option is estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company determines the volatility assumption for these stock options using implied volatilities data from its traded options. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of Time Warner employees. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Time Warner common stock at the date of grant.

For awards granted prior to January 1, 2006, the Company recognizes equity-based compensation expense for awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For equity awards granted subsequent to January 1, 2006, the Company treats such awards as a single award and recognizes equity-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service period. Also, when recording compensation cost for equity awards, the Company is required to estimate the number of equity awards granted that are expected to be forfeited. Equity-based compensation expense is recorded in costs of revenues or selling, general and administrative expense depending on the job function of the grantee. For more information, see Note 10.

Revenues and Costs

Networks

The Networks segment recognizes Subscription revenues as programming services are provided to cable system operators, satellite distribution services, telephone companies and other distributors (collectively,

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

“affiliates”) based on the per subscriber negotiated contractual programming rate (or estimated programming rate if a new contract has not been negotiated) for each affiliate and the estimated number of subscribers for the respective affiliate. Management considers factors such as the previous contractual rates, inflation, current payments by the affiliate and the status of the negotiations in determining any estimates. When the new distribution contract terms are finalized, an adjustment to Subscription revenue is recorded, if necessary, to reflect the new terms. Such adjustments historically have not been significant. Television Advertising revenues are recognized, net of agency commissions, in the period that the advertisements are aired. If there is a guarantee to deliver a targeted audience rating, revenues are recognized for the actual audience rating delivered with revenue deferred for any shortfall until the guaranteed audience rating is met, typically through the provision of additional air time. Advertising revenues from websites are recognized as impressions are delivered or the services are performed.

In the normal course of business, the Networks segment enters into agreements to license programming exhibition rights from distributors. A programming inventory asset related to these rights and a corresponding liability to the distributor are recorded (on a discounted basis if the license agreements are long-term) when (i) the cost of the programming is reasonably determined, (ii) the programming material has been accepted in accordance with the terms of the agreement, (iii) the programming (or any program in a package of programming) is available for its first showing or telecast, and (iv) the license period has commenced. As discussed below, there are variations in the amortization methods of these rights, depending on whether the network is advertising-supported (e.g., TNT and TBS) or not advertising-supported (e.g., HBO).

For advertising-supported networks, the Company’s general policy is to amortize each program’s costs on a straight-line basis (or per-play basis, if greater) over its license period. There are, however, exceptions to this general policy. For example, for rights fees paid for sports programming arrangements (e.g., National Basketball Association and Major League Baseball), programming costs are amortized using an income-forecast model, in which the rights fees are amortized using the ratio of current period advertising revenue to total estimated remaining advertising revenue over the term of the arrangement. The income-forecast model approximates the pattern with which the network will use and benefit from providing the sports programming. In addition, based on historical advertising sales for certain types of programming, the initial airing has more value than subsequent airings. In these circumstances, the Company will use an accelerated method of amortization. Specifically, if the Company is licensing the right to air a movie multiple times over a certain period, the movie is being shown to the public for the first time on a Company network (a “Network Movie Premiere”) and the Network Movie Premiere advertising is sold at a premium rate, a larger portion of the movie’s programming inventory cost is amortized upon the initial airing of the movie, with the remaining cost amortized on a straight-line basis (or per-play basis, if greater) over the remaining license period. The amortization that accelerates upon the first airing versus subsequent airings is determined based on a study of historical and estimated future advertising sales for similar programming. Costs relating to licensed series agreements containing an advertising barter component are amortized in the same manner in which costs relating to licensed series agreements without an advertising barter component are amortized.

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

The Company carries each of its network’s programming inventory at the lower of unamortized cost or estimated net realizable value. For cable networks that earn both Advertising and Subscription revenues (e.g., TBS and TNT), the Company generally evaluates the net realizable value of unamortized cost based on the entire package of programming provided to the affiliates by the network. In assessing whether the programming inventory for a particular network is impaired, the Company determines the net realizable value for all of the network’s programming inventory based on a projection of the network’s estimated combined subscription revenues and advertising revenues. Similarly, based on the premise that customers subscribe to a premium pay service (e.g., HBO) because of the overall quality of its programming, the Company performs its evaluation of the net realizable

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

value of unamortized programming costs based on the package of programming provided to the subscribers by the network. Specifically, the Company determines the net realizable value for all of its premium pay service programming arrangements based on projections of estimated Subscription revenues and, where applicable, home video and other licensing revenues. In addition, changes in management’s intended usage of a program, such as a decision to no longer air a particular program and forego the rights associated with the program license, would result in a reassessment of that program’s net realizable value, which could result in an impairment.

Filmed Entertainment

Feature films typically are produced or acquired for initial exhibition in theaters, followed by distribution in the home video, video-on-demand, pay cable, basic cable and broadcast network markets. Generally, distribution to the home video, pay cable, basic cable and broadcast network markets each commence within three years of initial theatrical release. Theatrical revenues are recognized as the films are exhibited. Revenues from home video sales are recognized at the later of the delivery date or the date that video units are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns. Revenues from the distribution of theatrical product to television markets are recognized when the films are available to telecast.

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

Upfront or guaranteed payments for the licensing of intellectual property are recognized as revenue when (i) an arrangement has been signed with a customer, (ii) the customer’s right to use or otherwise exploit the intellectual property has commenced and there is no requirement for significant continued performance by the Company, (iii) licensing fees are either fixed or determinable and (iv) collectability of the fees is reasonably assured. In the event any significant continued performance is required in these arrangements, revenue is recognized when the related services are performed.

Film costs include the unamortized cost of completed theatrical films and television episodes, theatrical films and television series in production and film rights in preparation of development. Film costs are stated at the lower of cost, less accumulated amortization, or fair value. The amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various markets, throughout its life cycle, is determined using the film forecast method. Under this method, the amortization of capitalized costs and the accrual of participations and residuals is based on the proportion of the film’s revenues recognized for such period to the film’s estimated remaining ultimate revenues. The process of estimating a film’s ultimate revenues (i.e., the total revenue to be received throughout a film’s life cycle) is discussed further under “Film Cost Recognition and Impairments.”

Inventories of theatrical and television product consist primarily of DVDs and are stated at the lower of cost or net realizable value. Cost is determined using the average cost method. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost. For more information, see Note 5.

The Company enters into arrangements with third parties to jointly finance and distribute many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. In most cases, the form of the arrangement is the sale of an economic interest in a film to an investor. The Filmed Entertainment segment generally records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, in each period the Company reflects in the consolidated statement of operations either a charge or benefit to costs of revenues to reflect the estimate of the third-party investor’s interest in the profits or losses incurred on the film. The

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

estimate of the third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues.

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

Inventories of merchandise are stated at the lower of cost or estimated realizable value. Cost is determined using primarily the first-in, first-out method or, alternatively, the average cost method. Returned merchandise included in inventory is valued at estimated realizable value, but not in excess of cost. For more information, see Note 5.

Film Cost Recognition and Impairments

One aspect of the accounting for film and television production costs, as well as related revenues (“film accounting”), that impacts the Filmed Entertainment segment (and the Networks segment, to a lesser degree) and requires the exercise of judgment relates to the process of estimating a film’s ultimate revenues and is important for two reasons. First, while a film is being produced and the related costs are being capitalized, as well as at the time the film is released, it is necessary for management to estimate the ultimate revenues, less additional costs to be incurred (including exploitation and participation costs), in order to determine whether the value of a film has been impaired and, thus, requires an immediate write-off of unrecoverable film costs. The second area where ultimate revenues judgments play an important role is in the determination of the amount of capitalized film costs recognized as costs of revenues for a given film in a particular period. This cost recognition is based on the proportion of the film’s revenues recognized for each period as compared to the film’s estimated ultimate revenues. Similarly, the recognition of participation and residuals is based on the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues. To the extent that ultimate revenues are adjusted, the resulting gross margin reported on the exploitation of that film in a period is also adjusted.

Prior to release, management bases its estimates of ultimate revenues for each film on factors such as the historical performance of similar films, the star power of the lead actors and actresses, the rating and genre of the film, pre-release market research (including test market screenings) and the expected number of theaters in which the film will be released. Management updates such estimates based on information available on the progress of the film’s production and, upon release, the actual results of each film. Changes in estimates of ultimate revenues from period to period affect the amount of film costs amortized in a given period and, therefore, could have an impact on the segment’s financial results for that period. For example, prior to a film’s release, the Company often will test market the film to the film’s targeted demographic. If the film is not received favorably, the Company may (i) reduce the film’s estimated ultimate revenues, (ii) revise the film, which could cause the production costs to increase or (iii) perform a combination of both. Similarly, a film that generates lower-than-expected theatrical revenues in its initial weeks of release would have its theatrical, home video and television distribution ultimate revenues adjusted downward. A failure to adjust for a downward change in ultimate revenues estimates could result in the understatement of capitalized film costs amortization for the period. The Company recorded film cost amortization of $3.187 billion, $2.796 billion and $3.293 billion in 2009, 2008 and 2007, respectively.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in film cost amortization are film impairments primarily related to pre-release theatrical films of $85 million, $84 million and $240 million in 2009, 2008 and 2007, respectively.

Barter Transactions

Time Warner occasionally enters into transactions that involve the exchange of advertising, in part, for other products and services. Such transactions are recognized by the programming licensee (e.g., a television network) as programming inventory and deferred advertising revenue at the estimated fair value when the product is available for telecast. Barter programming inventory is amortized in the same manner as the non-barter component of the licensed programming, and advertising revenue is recognized when delivered. From the perspective of the programming licensor (e.g., a film studio), incremental licensing revenue is recognized when the barter advertising spots received are either used or sold to third parties.

Multiple-Element Transactions

In the normal course of business, the Company enters into transactions, referred to as multiple-element transactions. While the more common type of multiple-element transactions encountered by the Company involve the licensing (both as licensor and as licensee) of programming (e.g., multiple titles in a single arrangement), multiple element transactions could also involve elements such as investing in an investee while at the same time entering in to an operating agreement or settling a dispute or legal matter with that investee. Multiple-element transactions involve situations where judgment must be exercised in determining the fair value of the different elements. The judgments made in determining fair value in such arrangements impact the amount of revenues, expenses and net income recognized over the term of the contract, as well as the period in which they are recognized.

If the Company has evidence of fair value for each deliverable in the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant accounting policies. However, if the Company is unable to determine fair value for one or more elements of the transaction, the transaction is accounted for as one unit of accounting which would generally result in revenue, or costs as the case may be, being recognized on a straight-line basis over the term of the agreement.

In determining the fair value of the respective elements, the Company refers to quoted market prices (where available), independent appraisals (where available), historical transactions or comparable cash transactions. Other indicators of fair value include the existence of price protection in the form of “most-favored-nation” clauses or similar contractual provisions and individual elements whose values are dependent on future performance (and based on independent factors). Further, in such transactions, evidence of fair value for one element of a transaction may provide support that value was not transferred from one element in a transaction to another element in a transaction.

Gross versus Net Revenue Recognition

In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. In connection with these arrangements, the Company must determine whether to report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenues less expense) is reflected in Operating Income. Accordingly, the impact on Operating Income is the same whether the Company records revenue on a gross or net basis. For example, if the Company’s Filmed Entertainment segment distributes a film to a theater for $15 and remits $10 to the independent production company, representing its share of proceeds, the Company must determine whether the Filmed Entertainment segment should record gross revenue from the theater of $15 and $10 of expenses or record as revenue the net amount retained of $5. In either case, the impact on Operating Income is $5.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Specifically, the following are examples of arrangements where the Company is an intermediary or uses an intermediary:

•	The Filmed Entertainment segment provides distribution services to third-party companies. The Filmed Entertainment segment may provide distribution services for an independent third-party company in the worldwide theatrical, home video, television and/or videogame markets. The independent third-party company may retain final approval over the distribution, marketing, advertising and publicity for each film or videogame in all media, including the timing and extent of the releases, the pricing and packaging of packaged goods units and approval of all television licenses. The Filmed Entertainment segment records revenue generated in these distribution arrangements on a gross basis when it (i) is the merchant of record for the licensing arrangements, (ii) is the licensor/contracting party, (iii) provides the materials to licensees, (iv) handles the billing and collection of all amounts due under such arrangements and (v) bears the risk of loss related to distribution advances and/or the packaged goods inventory. If the Filmed Entertainment segment does not bear the risk of loss as described in the previous sentence, the arrangements are accounted for on a net basis.

•	The Publishing segment utilizes subscription agents to generate magazine subscribers. As a way to generate magazine subscribers, the Publishing segment sometimes uses third-party subscription agents to secure subscribers and, in exchange, the agents receive a percentage of the Subscription revenues generated. The Publishing segment records revenues from subscriptions generated by the agent, net of the fees paid to the agent, primarily because the subscription agent (i) has the primary contact with the customer, (ii) performs all of the billing and collection activities, and (iii) passes the proceeds from the subscription to the Publishing segment after deducting the agent’s commission.

Advertising Costs

Time Warner expenses advertising costs as they are incurred, which generally is when the advertising is exhibited or aired. Advertising expense to third parties was $2.635 billion in 2009, $2.908 billion in 2008 and $3.365 billion in 2007. In addition, the Company had advertising costs of $7 million and $8 million at December 31, 2009 and 2008, respectively, recorded in Prepaid expenses and other current assets on its consolidated balance sheet, which primarily related to prepaid advertising.

Income Taxes

Income taxes are provided using the asset and liability method, such that income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recognized in the statement of operations. Research and development credits are recorded based on the amount of benefit the Company believes is

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

“more likely than not” of being earned. The majority of such research and development benefits have been recorded to shareholders’ equity as they resulted from stock option deductions for which such amounts are recorded as an increase to additional paid-in-capital. Certain other tax credits earned are offset against the cost of inventory or property acquired or produced. Additionally, the Company is required to recognize in the consolidated financial statements those tax positions determined to be “more likely than not” of being sustained upon examination, based on the technical merits of the positions.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on its interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that it believes are “more likely than not” of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary sets forth the components of other comprehensive income (loss), net of tax, for Time Warner shareholders accumulated in equity (millions):

		Net	Net		Net
	Foreign	Unrealized	Derivative	Net	Accumulated
	Currency	Gains	Financial	Unfunded/	Other
	Translation	(Losses)	Instrument	Underfunded	Comprehensive
	Gains	on	Gains	Benefit	Income
	(Losses)	Securities	(Losses)	Obligation	(Loss)

Balance at December 31, 2006	$306	$39	$(2)	$(479)	$(136)
2007 activity	290	—	(7)	2	285

Balance at December 31, 2007	596	39	(9)	(477)	149
2008 activity	(956)	(18)	(71)	(780)	(1,825)

Balance at December 31, 2008	(360)	21	(80)	(1,257)	(1,676)
AOL Separation	278	—	—	—	278
Time Warner Cable Separation	—	—	4	387	391
2009 activity	221	(12)	35	183	427

Balance at December 31, 2009	$139	$9	$(41)	$(687)	$(580)

For the years ended December 31, 2009 and 2008, the tax impact related to net unrealized gains (losses) on securities was $7 million and $11 million, respectively. For the years ended December 31, 2009, 2008 and 2007, the tax impact related to net derivative financial instrument gains (losses) was $21 million, $44 million and $4 million, respectively. For the years ended December 31, 2009, 2008 and 2007, the tax impact related to net unfunded/underfunded benefit obligations was $129 million, $515 million and $14 million, respectively.

Income (Loss) Per Common Share

Basic income (loss) per common share is determined using the Two-Class Method and is computed by dividing net income (loss) attributable to Time Warner Inc. common shareholders by the weighted-average common shares outstanding during the period. The Two-Class Method is an earnings allocation formula that determines income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted income (loss) per common share reflects the more dilutive earnings per share amount calculated using the treasury stock method or the Two-Class Method.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Set forth below is a reconciliation of basic and diluted income (loss) per common share from continuing operations (millions, except per share amounts):

	Years Ended December 31,
	2009	2008	2007
		(recast)	(recast)

Income (loss) from continuing operations attributable to Time Warner Inc. shareholders	$2,079	$(5,094)	$1,889
Income allocated to participating securities (restricted stock and restricted stock units)	(9)	(5)	(4)

Income (loss) from continuing operations attributable to Time Warner Inc. common shareholders — basic	$2,070	$(5,099)	$1,885

Average number of common shares outstanding — basic	1,184.0	1,194.2	1,239.6
Dilutive effect of equity awards	11.1	—	14.4

Average number of common shares outstanding — diluted	1,195.1	1,194.2	1,254.0

Income (loss) per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$1.75	$(4.27)	$1.52
Diluted	$1.74	$(4.27)	$1.51

Diluted income (loss) per common share for the years ended December 31, 2009, 2008 and 2007 excludes approximately 160 million, 151 million and 98 million, respectively, common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect.

2.	GOODWILL AND INTANGIBLE ASSETS

As a creator and distributor of branded information and copyrighted entertainment products, Time Warner has a significant number of intangible assets, acquired film and television libraries and other copyrighted products, trademarks and customer lists. Certain intangible assets are deemed to have finite lives and, accordingly, are amortized over their estimated useful lives, while others are deemed to be indefinite-lived and therefore not amortized. Goodwill and indefinite-lived intangible assets, primarily certain tradenames, are tested annually for impairment during the fourth quarter, or earlier upon the occurrence of certain events or substantive changes in circumstances.

As more fully described in Note 1, in connection with the performance of its annual impairment analyses in 2009, the Company did not record any asset impairments. In connection with the performance of its annual impairment analyses in 2008, the Company recorded asset impairments of $7.139 billion, which is reflective of the overall decline in the fair values of goodwill and other intangible assets. The asset impairments recorded reduced the carrying values of goodwill at the Publishing segment by $6.007 billion and the carrying values of certain tradenames at the Publishing segment by $1.132 billion, including $614 million of finite-lived intangible assets.

In addition, the Company recorded other intangible asset impairments of $52 million in 2009 and $34 million in 2007. In 2009, the Company recorded a $52 million noncash impairment of intangible assets related to Turner’s interest in a general entertainment network in India. In 2007, the Company recorded a pretax impairment of $34 million related to the Courtroom Television Network LLC (“Court TV”) tradename as a result of rebranding the Court TV network name to truTV, effective January 1, 2008.

The impairments noted above did not result in non-compliance with respect to any debt covenants.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary of changes in the Company’s goodwill related to continuing operations during the years ended December 31, 2009 and 2008, by reportable segment, is as follows (millions):

						Acquistions,
		Acquistions,				Dispositions
	December 31,	Dispositions and		Translation	December 31,	and	Translation	December 31,
	2007	Adjustments(a)	Impairments	Adjustments	2008	Adjustments(a)	Adjustments	2009
	(recast)				(recast)

Networks
Gross goodwill	$34,352	$606	$—	$4	$34,962	$(492)	$5	$34,475
Impairments	(13,277)	—	—	—	(13,277)	—	—	(13,277)

Net goodwill	21,075	606	—	4	21,685	(492)	5	21,198

Filmed Entertainment
Gross goodwill	9,551	(14)	—	(4)	9,533	(19)	3	9,517
Impairments	(4,091)	—	—	—	(4,091)	—	—	(4,091)

Net goodwill	5,460	(14)	—	(4)	5,442	(19)	3	5,426

Publishing
Gross goodwill	18,851	98	—	(521)	18,428	(8)	39	18,459
Impairments	(9,281)	—	(6,007)	—	(15,288)	—	—	(15,288)

Net goodwill	9,570	98	(6,007)	(521)	3,140	(8)	39	3,171

Time Warner
Gross goodwill	62,754	690	—	(521)	62,923	(519)	47	62,451
Impairments	(26,649)	—	(6,007)	—	(32,656)	—	—	(32,656)

Net goodwill	$36,105	$690	$(6,007)	$(521)	$30,267	$(519)	$47	$29,795

(a)	2009 includes $481 million related to allocations of the final purchase price adjustments related to HBO LAG at the Networks segment. 2008 includes $612 million related to the acquisitions of additional interests in HBO LAG at the Networks segment as well as $60 million related to the acquisition of QSP, Inc. and its Canadian affiliate Quality Service Programs Inc. (collectively, “QSP”) and $8 million related to the acquisition of Mousebreaker at the Publishing segment.

The Company’s intangible assets and related accumulated amortization consisted of the following (millions):

	December 31, 2009			December 31, 2008
		Accumulated			Accumulated
	Gross	Amortization(a)	Net	Gross	Amortization(a)	Net
					(recast)

Intangible assets subject to amortization:
Film Library(b)	$3,635	$(1,871)	$1,764	$3,861	$(1,701)	$2,160
Brands, trademarks and other intangible assets(c)	2,275	(971)	1,304	1,912	(877)	1,035

Total	$5,910	$(2,842)	$3,068	$5,773	$(2,578)	$3,195

Intangible assets not subject to amortization:
Brands, trademarks and other intangible assets(c)	$8,093	$(257)	$7,836	$7,985	$(257)	$7,728

(a)	The Film Library is amortized using a film forecast methodology. Amortization of Brands, trademarks and other intangible assets subject to amortization is provided generally on a straight-line basis over their respective useful lives. The weighted-average useful life for such intangibles is 17 years. The Company evaluates the useful lives of its finite-lived intangible assets each reporting period to determine whether events or circumstances warrant revised estimates of useful lives.
(b)	The decrease in 2009 is primarily related to an adjustment of $226 million representing a change in cumulative participations payable with respect to film library titles at Warner Bros., which is required to be recognized as a reduction to the related film cost asset.
(c)	The increase in 2009 is primarily related to intangible assets recognized for HBO LAG.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recorded amortization expense of $319 million in 2009 compared to $356 million in 2008 and $306 million in 2007. Based on the amount of intangible assets subject to amortization at December 31, 2009, the estimated amortization expense for each of the succeeding five years ended December 31 is as follows: 2010 — $301 million; 2011 — $298 million; 2012 — $284 million; 2013 — $255 million; and 2014 — $248 million. These amounts may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized.

3.	BUSINESS ACQUISITIONS, DISPOSITIONS AND RELATED TRANSACTIONS

Separations of TWC and AOL from Time Warner

As discussed in Note 1, on March 12, 2009, the Company completed the legal and structural separation of TWC from the Company. In addition, on December 9, 2009, the Company completed the legal and structural separation of AOL from the Company. With the completion of these separations, the Company disposed of its Cable and AOL segments in their entirety and ceased to consolidate their financial condition and results of operations in its consolidated financial statements. Accordingly, the Company has presented the financial condition and results of operations of its former Cable and AOL segments as discontinued operations in the consolidated financial statements for all periods presented.

HBO Central Europe Acquisition

On January 27, 2010, HBO purchased the remainder of its partners’ interests in the HBO Central Europe (“HBO CE”) joint venture for approximately $155 million in cash. HBO CE operates the HBO and Cinemax premium pay television programming services serving 11 territories in Central Europe. This transaction resulted in HBO owning 100% of the interests of HBO CE. Prior to this transaction, HBO owned 33% of the interests in HBO CE and accounted for this investment under the equity method of accounting.

CME Investment

On May 18, 2009, the Company completed an investment in Central European Media Enterprises Ltd. (“CME”), in which the Company received a 31% economic interest for $246 million in cash. As of December 31, 2009, the Company was deemed to beneficially hold an approximate 36% voting interest. CME is a publicly-traded broadcasting company operating leading networks in seven Central and Eastern European countries. In connection with its investment, Time Warner agreed to allow CME founder and Non-Executive Chairman Ronald S. Lauder to vote Time Warner’s shares of CME for at least four years, subject to certain exceptions. The Company’s investment in CME is being accounted for under the cost method of accounting.

HBO Acquisitions

On December 27, 2007 and January 2, 2008, the Company, through its Networks segment, purchased additional interests in HBO Asia and HBO South Asia and on December 19, 2008 purchased an additional interest in HBO LAG. The additional interests purchased in each of these three multi-channel pay-television programming services ranged in size from approximately 20% to 30%, and the aggregate purchase price was approximately $275 million, net of cash acquired. As a result of purchasing the additional interests, the Company became the primary beneficiary of each of these variable interest entities and began consolidating the results of HBO Asia, HBO South Asia and HBO LAG as of the approximate dates the respective transactions occurred. See “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies — Recent Accounting Guidance Not Yet Adopted” in Note 1 for a description of amendments to the guidance to accounting for VIEs, which became effective for Time Warner on January 1, 2010 and will be applied on a retrospective basis beginning in the first quarter of 2010.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Discontinued Operations

Discontinued operations in 2009, 2008 and 2007 reflect the financial condition and results of operations of TWC and AOL. In addition, discontinued operations in 2007 reflect certain businesses sold, which included the Parenting Group, most of the Time4 Media magazine titles, The Progressive Farmer magazine, Leisure Arts, Inc. (“Leisure Arts”) and the Atlanta Braves baseball franchise (the “Braves”). Financial data for the discontinued operations for 2009, 2008 and 2007 is as follows (millions, except per share amounts):

	Years Ended December 31,
	2009	2008	2007
		(recast)	(recast)

Total revenues	$6,500	$21,365	$21,269

Pretax income (loss)	849	(14,227)	4,276
Income tax provision	(421)	4,668	(1,536)

Net income (loss)	$428	$(9,559)	$2,740

Net income (loss) attributable to Time Warner Inc. shareholders	$389	$(8,308)	$2,498

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income (loss) per common share	$0.33	$(6.96)	$2.02

Average common shares outstanding — basic	1,184.0	1,194.2	1,239.6

Diluted net income (loss) per common share	$0.33	$(6.96)	$1.99

Average common shares outstanding — diluted	1,195.1	1,194.2	1,254.0

Discontinued operations for the year ended December 31, 2009 included direct transaction costs (e.g., legal and professional fees) related to the separations of TWC and AOL of $112 million. Discontinued operations for the year ended December 31, 2008, included such direct transaction and financing costs related to the separation of TWC of $206 million.

Also included in discontinued operations for 2008 was a noncash impairment of $14.822 billion and a related tax benefit of $5.729 billion to reduce the carrying values of certain cable franchise rights at TWC and a noncash impairment of $2.207 billion and a related tax benefit of $90 million to reduce the carrying value of goodwill at AOL.

The Networks segment of Time Warner recognized approximately $170 million of Subscription revenues from TWC in 2009 through the Distribution Record Date and $840 million and $804 million for the years ended December 31, 2008 and 2007, respectively.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	INVESTMENTS

The Company’s investments consist of equity-method investments, fair-value and other investments, including available-for-sale securities, and cost-method investments. Time Warner’s investments, by category, consist of (millions):

	December 31,
	2009	2008
		(recast)

Equity-method investments	$280	$313
Fair-value and other investments, including available-for-sale securities	578	608
Cost-method investments	323	106

Total	$1,181	$1,027

Equity-Method Investments

At December 31, 2009, investments accounted for using the equity method primarily represented certain network and filmed entertainment ventures which are generally 20-50% owned. No single investment individually or in the aggregate is considered significant for the periods presented.

Fair-Value and Other Investments, Including Available-for-Sale Securities

Fair-value and other investments include deferred compensation-related investments, available-for-sale securities and equity derivative instruments of $544 million, $33 million and $1 million, respectively, as of December 31, 2009 and $527 million, $80 million and $1 million, respectively, as of December 31, 2008.

Deferred compensation-related investments included $238 million and $230 million at December 31, 2009 and 2008, respectively, which were recorded at fair value, and $306 million and $297 million at December 31, 2009 and 2008, respectively, of Corporate Owned Life Insurance investments, which were recorded at cash surrender value. The deferred compensation program is an elective unfunded program whereby eligible employees may defer receipt of a portion of their annual compensation. The amount deferred increases or decreases based on the valuations of the various hypothetical investment options chosen by the employee. The Company acquires assets in order to economically hedge the Company’s liability under the deferred compensation program, which varies based on the performance of the various hypothetical investment options. The corresponding liability for the deferred compensation program is included within Current or Noncurrent other liabilities as appropriate.

Equity derivatives instruments and available-for-sale securities are recorded at fair value in the consolidated balance sheet, and the realized gains and losses are included as a component of Other income, net. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale securities are set forth below (millions):

	December 31,
	2009	2008
		(recast)

Cost basis of available-for-sale securities	$21	$49
Gross unrealized gain	14	31
Gross unrealized loss	(2)	—

Fair value of available-for-sale securities	$33	$80

Deferred tax liability	$5	$12

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2009, 2008 and 2007, $20 million, $6 million and $32 million, respectively, of net unrealized gains were reclassified from Accumulated other comprehensive income, net, to Other income, net, in the consolidated statement of operations, based on the specific identification method.

Cost-Method Investments

During 2009, the Company acquired an interest in CME for $246 million in cash (see Note 3). The Company’s other cost-method investments typically include investments in start-up companies and investment funds. The Company uses available qualitative and quantitative information to evaluate all cost-method investments for impairment at least quarterly.

Gain on Sale of Investments

For the year ended December 31, 2009, the Company recognized net gains of $52 million related to the sale of investments, primarily consisting of a $28 million gain on the sale of the Company’s investment in TiVo Inc. and a $17 million gain on the sale of the Company’s investment in Eidos, plc (formerly SCi Entertainment Group plc) (“Eidos”).

For the year ended December 31, 2008, the Company recognized net gains of $32 million related to the sale of investments, primarily consisting of a $16 million gain on the sale of the Company’s investment in Adify Corporation and a $6 million gain on the sale of the Company’s investment in BigBand Networks, Inc.

For the year ended December 31, 2007, the Company recognized net gains of $214 million related to the sale of investments, primarily consisting of a $56 million gain on the sale of the Company’s investment in Oxygen Media Corporation and a $100 million gain on the Company’s sale of its 50% interest in Bookspan.

Investment Writedowns

For the years ended December 31, 2009, 2008 and 2007 the Company incurred writedowns to reduce the carrying value of certain investments that experienced other-than-temporary impairments. For the year ended December 31, 2009, the writedowns were $73 million, including $41 million related to equity-method investments, primarily Networks investments, and $15 million of available-for-sale securities. For the year ended December 31, 2008, the writedowns were $83 million including $56 million of available-for-sale securities, primarily the writedown of the Company’s investment in Eidos (which was sold in 2009), and $2 million related to equity-method investments. For the year ended December 31, 2007, the writedowns were $142 million, including $59 million of available-for-sale securities, primarily the writedown of Eidos, and $74 million related to equity-method investments, primarily the writedown of the investment in The CW.

The years ended December 31, 2008 and 2007 also included $10 million of losses and $2 million of gains, respectively, to reflect market fluctuations in equity derivative instruments.

While Time Warner has recognized all declines that are believed to be other-than-temporary as of December 31, 2009, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. or certain foreign equity markets experience further declines in value.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	INVENTORIES AND FILM COSTS

Inventories and film costs consist of (millions):

	December 31, 2009	December 31, 2008

Inventories:
Programming costs, less amortization	$3,241	$3,206
DVDs, books, paper and other merchandise	332	408

Total inventories(a)	3,573	3,614
Less: current portion of inventory	(1,779)	(1,842)

Total noncurrent inventories	1,794	1,772

Film costs — Theatrical:
Released, less amortization	622	767
Completed and not released	282	364
In production	1,228	713
Development and pre-production	157	76
Film costs — Television:
Released, less amortization	1,101	922
Completed and not released	166	224
In production	421	499
Development and pre-production	6	2

Total film costs	3,983	3,567

Total noncurrent inventories and film costs	$5,777	$5,339

(a)	Does not include $1.764 billion and $2.160 billion of net film library costs as of December 31, 2009 and December 31, 2008, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheet.

Approximately 90% of unamortized film costs for released theatrical and television product are expected to be amortized within three years from December 31, 2009. In addition, approximately $1.4 billion of the film costs of released and completed and not released theatrical and television product are expected to be amortized during the twelve-month period ending December 31, 2010.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2009 (millions):

	Fair Value Measurements as of December 31, 2009 Using
	Fair Value	Quoted Market Prices		Significant
	as of	in Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Trading securities	$247	$243	$4	$—
Available-for-sale securities	33	11	22	—
Derivatives	45	5	8	32
Liabilities:
Derivatives	(91)	—	(91)	—

Total	$234	$259	$(57)	$32

The Company primarily applies the market approach for valuing recurring fair value measurements.

The following table reconciles the beginning and ending balances of assets classified as Level 3 and identifies the net income (losses) the Company recognized during the year ended December 31, 2009 on such assets and liabilities that were included in the balance as of December 31, 2009 (millions):

Derivatives

Balance as of January 1, 2009	$1
Total gains (losses):
Included in net income	19
Included in other comprehensive income	—
Purchases, issuances and settlements	12
Transfers in and/or out of Level 3	—

Balance as of December 31, 2009	$32

Total net gain for the year ended December 31, 2009 included in net income related to assets still held as of December 31, 2009	$19

Gains and losses recognized for assets and liabilities valued using significant unobservable inputs are reported in investment gains (losses), net, in other loss, net (Note 17).

Other Financial Instruments

The Company’s other financial instruments including debt are not required to be carried at fair value. Based on the interest rates prevailing at December 31, 2009, the fair value of Time Warner’s debt exceeds its carrying value by approximately $1.749 billion and at December 31, 2008, the carrying value of Time Warner’s debt exceeded its fair value by approximately $400 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

value due to the short-term nature of such instruments. For the remainder of the Company’s other financial instruments, differences between the carrying value and fair value are not significant at December 31, 2009. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market. In cases where quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

Non-Financial Instruments

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill and indefinite-lived intangible assets) such that a non-financial instrument is required to be evaluated for impairment, a resulting asset impairment would require that the non-financial instrument be recorded at the lower of cost or its fair value.

In the case of film production costs, upon the occurrence of an event or change in circumstance that may indicate that the fair value of a film is less than its unamortized costs, the Company determines the fair value of the film and writes off to the consolidated statement of operations the amount by which the unamortized capitalized costs exceed the film’s fair value. Some of these events or changes in circumstance include: (i) an adverse change in the expected performance of a film prior to its release, (ii) actual costs substantially in excess of budgeted costs, (iii) substantial delays in completion or release schedules, (iv) changes in release plans, (v) insufficient funding or resources to complete the film and to market it effectively and (vi) the failure of actual performance subsequent to release to meet that which had been expected prior to release. In determining the fair value of its films, the Company employs a discounted cash flow methodology with assumptions for cash flows for periods not exceeding 10 years. The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular film. The fair value of any film costs associated with a film that management plans to abandon is zero. As the primary determination of fair value is determined using a discounted cash flow model, the resulting fair value is considered a Level 3 input. During the year ended December 31, 2009, certain film production costs, which were recorded as inventory in the consolidated balance sheet, were written down to $271 million from their carrying values of $431 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Committed financing capacity and long-term debt consists of (millions):

	Weighted
	Average				Unused
	Interest		Committed		Committed
	Rate at		Capacity at		Capacity at	Outstanding Debt(c)
	December 31,		December	Letters of	December 31,	December 31,	December 31,
	2009	Maturities	31, 2009(a)	Credit(b)	2009	2009	2008
							(recast)

Cash and equivalents			$4,800	$—	$4,800
Revolving bank credit agreement and commercial paper program	—	2011	6,900	82	6,818	$—	$4,490
Floating-rate public debt	—	—	—	—	—	—	2,000
Fixed-rate public debt	7.14%	2011-2036	15,227	—	—	15,227	15,227
Other obligations(d)	7.00%		319	17	113	189	179

Subtotal			27,246	99	11,731	15,416	21,896
Debt due within one year			(59)	—	—	(59)	(2,041)

Total			$27,187	$99	$11,731	$15,357	$19,855

(a)	The revolving bank credit agreement, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The maturity profile of the Company’s outstanding debt and other financing arrangements is relatively long-term, with a weighted average maturity of 12.3 years as of December 31, 2009.
(b)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(c)	Represents principal amounts adjusted for premiums and discounts. The weighted-average interest rate on Time Warner’s total debt was 7.14% at December 31, 2009 and 5.50% at December 31, 2008. The Company’s public debt matures as follows: $0 in 2010, $2.000 billion in 2011, $2.000 billion in 2012, $1.300 billion in 2013, $0 in 2014 and $10.031 billion thereafter.
(d)	Amount consists of capital lease and other obligations, including committed financings by subsidiaries under local bank credit agreements.

Credit Agreements and Commercial Paper Program

Revolving Bank Credit Agreement

At December 31, 2009, Time Warner has a $6.9 billion senior unsecured five-year revolving credit facility that matures February 17, 2011 (the “Revolving Facility”). The permitted borrowers under the Revolving Facility are Time Warner and Time Warner International Finance Limited (the “Borrowers”).

On March 11, 2009, the Company entered into the first and second amendments to the amended and restated credit agreement (the “Revolving Credit Agreement”) for its Revolving Facility. The first amendment terminated the $100 million commitment of Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings Inc., which filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in September 2008, reducing the committed amount of the Revolving Facility from $7.0 billion to $6.9 billion. The second amendment, among other things, amended the Revolving Credit Agreement to (i) expand the circumstances under which any other lender under the Revolving Facility would become a Defaulting Lender (as defined in the Revolving Credit Agreement, as amended) and (ii) permit Time Warner to terminate the commitment of any such lender on terms substantially similar to those applicable to LCPI under the first amendment to the Revolving Credit Agreement.

Borrowings under the Revolving Facility bear interest at a rate determined by the credit rating of Time Warner, which rate was LIBOR plus 0.35% per annum as of December 31, 2009. In addition, the Borrowers are required to pay a facility fee on the aggregate commitments under the Revolving Facility at a rate determined by the credit rating of Time Warner, which rate was 0.10% per annum as of December 31, 2009. The Borrowers will also incur an

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit (including letters of credit) under the Revolving Facility if and when such amounts exceed 50% of the aggregate commitments thereunder.

The Revolving Facility provides same-day funding and multi-currency capability, and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The Revolving Facility contains a maximum leverage ratio covenant of 4.5 times the consolidated EBITDA of Time Warner. The terms and related financial metrics associated with the leverage ratio are defined in the Revolving Credit Agreement. At December 31, 2009, the Company was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreement, of approximately 1.90 times. The Revolving Facility does not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. Borrowings under the Revolving Facility may be used for general corporate purposes, and unused credit is available to support borrowings by Time Warner under its commercial paper program. The Revolving Facility also contains certain events of default customary for credit facilities of this type (with customary grace periods, as applicable).

At December 31, 2009, there were no borrowings outstanding under the Revolving Facility, $82 million in outstanding face amount of letters of credit were issued under the Revolving Facility and no commercial paper was outstanding under the CP Program (as defined below). The Company’s unused committed capacity as of December 31, 2009 was $11.731 billion, including $4.800 billion of cash and equivalents.

The funding commitments under the Company’s Revolving Credit Agreement are provided by a geographically diverse group of over 20 major financial institutions based in countries including the United States, Canada, France, Germany, Japan and the United Kingdom. No institution accounts for more than 9% of the aggregate undrawn loan commitments under this agreement as of December 31, 2009.

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

Commercial Paper Program

At December 31, 2009, Time Warner has a $6.9 billion unsecured commercial paper program (the “CP Program”). The obligations of Time Warner under the CP Program are guaranteed by TW AOL Holdings LLC and Historic TW Inc. (“Historic TW”). In addition, the obligations of Historic TW are guaranteed by Turner. Proceeds from the CP Program may be used for general corporate purposes, including investments, repayment of debt and acquisitions. Commercial paper issued by Time Warner is supported by unused committed capacity under the Revolving Facility.

Public Debt

Time Warner and certain of its subsidiaries have various public debt issuances outstanding. At issuance, the maturities of these outstanding series of debt ranged from five to 40 years and the interest rates on debt with fixed interest rates ranged from 5.50% to 9.15%. At December 31, 2009 and 2008, respectively, the total amount of the Company’s outstanding fixed and floating rate public debt was $15.227 billion and $17.227 billion, respectively.

Consent Solicitation

On April 15, 2009, the Company completed a solicitation of consents (the “Consent Solicitation”) from the holders of the debt securities (the “Securities”) issued by Time Warner Inc. and its subsidiaries under all of the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

indentures governing the publicly traded debt securities of the Company and its subsidiaries other than the indenture entered into in November 2006 (other than the 2006 Indenture, collectively, the “Indentures”). Completion of the Consent Solicitation resulted in the adoption on April 16, 2009 of certain amendments to each Indenture that provide that certain restrictive covenants will not apply (subject to the concurrent or prior issuance of the guarantee by HBO discussed below) to a conveyance or transfer by Historic AOL LLC of its properties and assets substantially as an entirety, unless such conveyance or transfer constitutes a conveyance or transfer of the properties and assets of the issuer and the guarantors under the relevant Indenture and their respective subsidiaries, taken as a whole, substantially as an entirety. In connection with the AOL Separation, on December 3, 2009, HBO issued a guarantee of the obligations of Historic TW (including in its capacity as successor to Time Warner Companies, Inc.), whether as issuer or guarantor, under the Indentures and the Securities.

Capital Leases

The Company has entered into various leases primarily related to network equipment that qualify as capital lease obligations. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capital lease obligation in the consolidated balance sheet. Assets recorded under capital lease obligations totaled $183 million and $165 million as of December 31, 2009 and 2008, respectively. Related accumulated amortization totaled $75 million and $52 million as of December 31, 2009 and 2008, respectively.

Future minimum capital lease payments at December 31, 2009 are as follows (millions):

2010	$21
2011	20
2012	18
2013	18
2014	15
Thereafter	57

Total	149
Amount representing interest	(35)

Present value of minimum lease payments	114
Current portion	(16)

Total long-term portion	$98

Accounts Receivable Securitization Facilities

Time Warner has two accounts receivable securitization facilities that provide for the accelerated receipt of up to an aggregate of $805 million of cash on certain available short-term home video and network programming distribution trade accounts receivable. At December 31, 2009, these facilities were fully utilized. In connection with each of these securitization facilities, subsidiaries of the Company (each a “transferor”) sell, on a revolving and nonrecourse basis, their accounts receivable meeting specific criteria (“Pooled Receivables”) to a wholly owned special purpose entity (“SPE”). This sale is designed such that the possibility that the transferor or its creditors could reclaim the assets is remote, even in bankruptcy. The SPE then transfers a percentage interest in these receivables to third-party financial institutions or commercial paper conduits sponsored by financial institutions. These securitization transactions are accounted for as sales because the Company has relinquished control of the securitized receivables. Accordingly, accounts receivable sold to the SPEs under these facilities are excluded from receivables in the consolidated balance sheet. The Company is not the primary beneficiary with regard to these financial institutions or commercial paper conduits and, accordingly, does not consolidate their operations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

See “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies — Recent Accounting Guidance Not Yet Adopted” for a description of amendments to the guidance to accounting for transfers of financial assets, which became effective for Time Warner on January 1, 2010 and will be applied on a retrospective basis beginning in the first quarter of 2010.

In consideration for the sale of the accounts receivable to the applicable SPE, Time Warner receives cash, which there is no obligation to repay, and an interest-bearing retained interest, which is included in receivables in the consolidated balance sheet. Time Warner’s continuing involvement is solely comprised of servicing the Pooled Receivables on behalf of the applicable SPE. Income received by Time Warner in exchange for this service is equal to the prevailing market rate for such services, and, accordingly, no servicing asset or liability has been recorded on the consolidated balance sheet at December 31, 2009. Servicing income has not been material in any period. The retained interest, which has been adjusted to reflect the portion that is not expected to be collectible, bears an interest rate that varies with the prevailing market interest rates. The retained interest may become uncollectible to the extent that the applicable SPE has credit losses and operating expenses. If the financial quality of the receivables subject to the facilities deteriorate to a certain degree, it is possible that the third-party financial institutions or commercial paper conduits could cease purchasing new receivables, thus limiting the Company’s access to future funds under these facilities. Because the sold accounts receivable underlying the retained ownership interest are generally short-term in nature, the fair value of the retained interest approximated its carrying value at both December 31, 2009 and December 31, 2008. There were no net proceeds received and repaid under Time Warner’s accounts receivable securitization program in both 2009 and 2008. For more information refer to Note 17.

Covenants and Rating Triggers

Each of the Company’s Revolving Credit Agreement, public debt indentures and financing arrangements with SPEs contain customary covenants. A breach of such covenants in the bank credit agreement that continues beyond any grace period constitutes a default, which can limit the Company’s ability to borrow and can give rise to a right of the lenders to terminate the Revolving Facility and/or require immediate payment of any outstanding debt. A breach of such covenants in the public debt indentures beyond any grace period constitutes a default which can require immediate payment of the outstanding debt. A breach of such covenants in the financing arrangements with SPEs that continues beyond any grace period can constitute a termination event, which can limit the facility as a future source of liquidity; however, there would be no claims on the Company for the receivables previously sold to the SPEs. There are no rating-based defaults or covenants in the Revolving Credit Agreement, public debt indentures or financing arrangements with SPEs.

Additionally, in the event that the Company’s credit ratings decrease, the cost of maintaining the Revolving Credit Agreement and Revolving Facility and the cost of borrowing increase and, conversely, if the ratings improve, such costs decrease. As of December 31, 2009, the Company’s investment grade debt ratings were as follows: Fitch BBB, Moody’s Baa2, and S&P BBB.

As of December 31, 2009, the Company was in compliance with all covenants in its Revolving Credit Agreement, public debt indentures and financing arrangements with SPEs. The Company does not anticipate that it will have any difficulty in the foreseeable future complying with these covenants.

Film Tax-Advantaged Arrangements

The Company’s filmed entertainment business, on occasion, enters into tax-advantaged transactions with foreign investors that are thought to generate tax benefits for such investors. The Company believes that its tax profile is not affected by its participation in these arrangements in any jurisdiction. The foreign investors provide consideration to the Company for entering into these arrangements.

Although these transactions often differ in form, they generally involve circumstances in which the Company enters into a sale-leaseback arrangement involving its film product with third-party SPEs owned by the foreign investors. The Company maintains its rights and control over the use of its film product. The Company does not

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

have a controlling financial interest and accordingly does not consolidate these SPEs. In addition, the Company does not guarantee and is not otherwise responsible for the equity and debt in these SPEs and does not participate in the profits or losses of these SPEs. The Company accounts for these arrangements based on their substance. That is, the Company records the costs of producing the films as an asset and records the net benefit received from the investors as a reduction of film costs resulting in lower film cost amortization for the films involved in the arrangement. At December 31, 2009, such SPEs were capitalized with approximately $3.3 billion of debt and equity from the third-party investors. These transactions resulted in reductions of film cost amortization totaling $14 million, $43 million and $34 million during the years ended December 31, 2009, 2008 and 2007, respectively.

8.	INCOME TAXES

Domestic and foreign income before income taxes, discontinued operations and cumulative effect of accounting change is as follows (millions):

	Years Ended December 31,
	2009	2008	2007
		(recast)	(recast)

Domestic	$3,281	$(4,622)	$2,551
Foreign	2	225	195

Total	$3,283	$(4,397)	$2,746

Current and deferred income taxes (tax benefits) provided on income from continuing operations are as follows (millions):

	Years Ended December 31,
	2009	2008	2007
		(recast)	(recast)

Federal:
Current	$413	$(72)	$(581)
Deferred	461	373	1,187
Foreign:
Current(a)	389	314	216
Deferred	(84)	(30)	(6)
State and Local:
Current	51	43	(72)
Deferred	(36)	64	115

Total	$1,194	$692	$859

(a)	Includes foreign withholding taxes of $263 million in 2009, $205 million in 2008 and $148 million in 2007.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The differences between income taxes (tax benefits) expected at the U.S. federal statutory income tax rate of 35% and income taxes (tax benefits) provided are as set forth below (millions):

	Years Ended December 31,
	2009	2008	2007
		(recast)	(recast)

Taxes (tax benefits) on income at U.S. federal statutory rate	$1,149	$(1,539)	$961
State and local taxes (tax benefits), net of federal tax effects	79	(99)	63
Nondeductible goodwill impairments	—	2,208	—
Litigation matters	—	107	—
Valuation allowances	19	—	(102)
Other	(53)	15	(63)

Total	$1,194	$692	$859

Significant components of Time Warner’s net deferred tax liabilities are as follows (millions):

	December 31,
	2009	2008
		(recast)

Deferred tax assets:
Tax attribute carryforwards	$706	$587
Receivable allowances and return reserves	337	308
Royalties, participations and residuals	353	377
Investments	208	299
Equity-based compensation	1,187	1,282
Amortization and Depreciation	559	999
Other	1,287	1,568
Valuation allowances(a)	(701)	(788)

Total Deferred tax assets	$3,936	$4,632

Deferred tax liabilities:
Assets acquired in business combinations	$3,821	$4,087
Unbilled television receivables	861	1,025
Unremitted earnings of foreign subsidiaries	182	116

Total Deferred tax liabilities	4,864	5,228

Net deferred tax liability(b)	$928	$596

(a)	The Company has recorded valuation allowances for certain tax attributes and other deferred tax assets. As of December 31, 2009, sufficient uncertainty exists regarding the future realization of these deferred tax assets. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the statement of operations.
(b)	The net deferred tax liability includes current deferred tax assets of $670 million and $565 million as of December 31, 2009 and 2008, respectively.

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $1.6 billion at December 31, 2009. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

U.S. federal tax attribute carryforwards at December 31, 2009, consist primarily of approximately $85 million of tax benefit attributable to tax losses and $244 million of foreign tax credits. U.S. state and local tax attribute

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

carryforwards consist primarily of approximately $163 million tax benefit attributable to tax losses and $75 million of business credits. In addition, the Company has approximately $139 million of tax benefit attributable to tax losses in various foreign jurisdictions that are primarily from countries with unlimited carryforward periods. However, many of these foreign losses are attributable to specific operations that may not be utilized against income from other operations of the Company. The utilization of the U.S. federal carryforwards to offset future taxable income is subject to limitations under U.S. federal income tax laws. Capital losses expire beginning in 2013 and can only be utilized against capital gains. Foreign tax credits expire in 2013. The state and local tax loss carryforwards and credits expire in varying amounts from 2010 through 2029.

For accounting purposes, the Company records equity-based compensation expense and a related deferred tax asset for the future tax deductions it may receive. For income tax purposes, the Company receives a tax deduction equal to the stock price on the date that a restricted stock unit (or performance share unit) vests or the excess of the stock price over the exercise price of an option upon exercise. As of December 31, 2009, the deferred tax asset recognized for equity-based compensation awards is substantially greater than the tax benefit the Company may ultimately receive (assuming no increase in the Company’s stock price). The applicable accounting rules require that the deferred tax asset related to an equity-based compensation award be reduced only at the time the award vests (for a restricted stock unit or performance share unit), is exercised (for a stock option) or otherwise expires or is cancelled. This reduction is recorded as an adjustment to additional paid-in capital (“APIC”), to the extent that the realization of excess tax deductions on prior equity-based compensation awards were recorded directly to APIC. The cumulative amount of such excess tax deductions is referred to as the Company’s “APIC Pool” and was approximately $1.0 billion at December 31, 2009. Any shortfall balance recognized in excess of the Company’s APIC Pool is charged to income tax expense in the consolidated statement of operations.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted guidance relating to the recognition of income tax benefits for those tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. Upon adoption of the guidance on January 1, 2007, the Company recognized $445 million of tax benefits for positions that were previously unrecognized, of which $433 million was accounted for as a reduction to the accumulated deficit balance and $12 million was accounted for as an increase to the paid-in-capital balance as of January 1, 2007. Additionally, the adoption of accounting guidance related to income tax uncertainties resulted in the recognition of additional tax reserves for positions where there was uncertainty about the timing or character of such deductibility. These additional reserves were largely offset by increased deferred tax assets. The reserve for uncertain income tax positions is included in other liabilities in the consolidated balance sheet.

The Company does not currently anticipate that its existing reserves related to uncertain tax positions as of December 31, 2009 will significantly increase or decrease during the twelve-month period ending December 31, 2010; however, various events could cause the Company’s current expectations to change in the future. Should the Company’s position with respect to the majority of these uncertain tax positions be upheld, the effect would be recorded in the statement of operations as part of the income tax provision.

The impact of temporary differences and tax attributes are considered when calculating interest and penalty accruals associated with the tax reserve. The amount accrued for interest and penalties as of December 31, 2009 and December 31, 2008 was $273 million and $196 million, respectively. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, from January 1 through December 31 are set forth below (millions):

	2009	2008
		(recast)

Beginning balance	$1,954	$1,656
Additions for prior year tax positions	130	194
Additions for current year tax positions	227	193
Reductions for prior year tax positions	(273)	(65)
Settlements	(66)	(13)
Lapses in statute of limitations	(19)	(11)

Ending balance	$1,953	$1,954

During the twelve months ended December 31, 2009, the Company recorded interest reserves through the statement of operations of approximately $88 million and made interest payments in connection with settlements reached during 2009 of approximately $11 million. During the year ended December 31, 2008, the Company recorded interest reserves through the statement of operations of approximately $54 million and made interest payments in connection with settlements reached during 2008 of approximately $14 million.

During 2009, the Internal Revenue Service (“IRS”) substantially concluded its examination of the Company’s federal income tax returns for the 2002 — 2004 tax years, which did not result in the Company being required to make any material payments. One matter relating to the character of certain warrants received from a third party has been referred to the IRS Appeals Division. The Company believes its position with regard to this matter is more likely than not to be sustained. However, should the IRS prevail, the additional tax payable by the Company would be approximately $70 million.

The Company and its subsidiaries file income tax returns in the U.S. and various state and local and foreign jurisdictions. The IRS is currently conducting an examination of the Company’s U.S. income tax returns for the 2005 through 2007 period. The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. federal	2002 through the current period
California	2005 through the current period
New York State	2000 through the current period
New York City	1997 through the current period

9.	SHAREHOLDERS’ EQUITY

Spin-Offs of TWC and AOL

In connection with the TWC Separation, the Company recognized a reduction of $7.989 billion to shareholders’ equity, including $1.167 billion attributable to noncontrolling interests. In connection with the AOL Separation, the Company recognized a reduction of $3.202 billion to shareholders’ equity.

Common Stock Repurchase Program

On July 26, 2007, Time Warner’s Board of Directors authorized a common stock repurchase program that allows the Company to purchase up to an aggregate of $5 billion of common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From the program’s inception through December 31, 2009, the Company repurchased approximately 93 million shares of common stock for approximately $4.0 billion pursuant to trading programs under Rule 10b5-1

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the Securities Exchange Act of 1934, as amended. This number included approximately 43 million shares of common stock purchased for approximately $1.2 billion during the year ended December 31, 2009. As of December 31, 2009, the Company had approximately $1.0 billion remaining on its stock repurchase program. On January 28, 2010, Time Warner’s Board of Directors increased this amount to $3.0 billion.

Shares Authorized and Outstanding

At December 31, 2009, shareholders’ equity of Time Warner included 1.157 billion shares of common stock (net of approximately 477 million shares of common stock held in treasury). As of December 31, 2009, Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 8.333 billion shares of common stock and up to 600 million shares of additional classes of common stock. At December 31, 2008, shareholders’ equity of Time Warner included 1.196 billion of common stock (net of approximately 434 million shares of common stock held in treasury).

10.	EQUITY-BASED COMPENSATION

Equity Plans

The Company has one active equity plan under which it is authorized to grant equity awards to employees and non-employee directors, covering an aggregate of 72 million shares of common stock. Options have been granted to employees and non-employee directors of Time Warner with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors.

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

For PSUs granted in 2009, the recipient of a PSU may receive a percentage of target PSUs determined in the same manner as PSUs granted prior to 2009, except if the Company’s TSR ranking is below the 50th percentile and its growth in adjusted earnings per share (“adjusted EPS”) relative to the growth in adjusted EPS of the other companies in the S&P 500 Index is at or above the 50th percentile. In such situations, the percentage of a participant’s target PSUs that will vest will be the average of (i) the percentage of target PSUs that would vest based on the Company’s TSR ranking during the performance period and (ii) 100%.

For accounting purposes, PSUs granted prior to 2009 are considered to have a market condition and PSUs granted in 2009 are considered to have a market condition and a performance condition. The effect of a market

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

condition is reflected in the grant date fair value of the award, which is estimated using a Monte Carlo analysis to estimate the total return ranking of Time Warner among the S&P 500 Index companies over the performance period. In the case of PSUs granted in 2009, the performance condition is assumed to have been met. As a result, compensation expense is recognized on these awards provided that the requisite service is rendered (regardless of the actual TSR ranking achieved). Based on market data as of December 31, 2009, the PSUs granted in 2009 and 2008 are tracking at a level that, if maintained, would result in the award of 137% and 121%, respectively, of target PSUs granted. For PSUs granted in 2007, the actual performance level achieved by the Company over the performance period, which ended on December 31, 2009, was 69%. Participants who are terminated by the Company other than for cause or who terminate their own employment for good reason or due to retirement or disability are generally entitled to a pro rata portion of the PSUs that would otherwise vest at the end of the performance period.

Holders of PSUs granted prior to 2010 do not receive payments or accruals of dividends or dividend equivalents for regular quarterly cash dividends paid by the Company while the PSU is outstanding. Holders of PSUs granted beginning in 2010 will be entitled to receive dividend equivalents based on the regular quarterly cash dividends declared and paid by the Company during the period that the PSUs are outstanding. The dividend equivalent payment will be made in cash following the vesting of the PSUs (generally following the end of the respective performance period) and will be based on the number of shares paid out.

Upon the (i) exercise of a stock option award, (ii) the vesting of a RSU, (iii) the vesting of a PSU or (iv) the grant of restricted stock, shares of Time Warner common stock may be issued either from authorized but unissued shares or from treasury stock.

In connection with the AOL Separation and the TWC Separation (collectively, the “Separations”), and as provided for in the Company’s equity plans, the number of stock options, RSUs and target PSUs outstanding at each of the Distribution Date and Distribution Record Date, respectively, and the exercise prices of such stock options were adjusted to maintain the fair value of those awards (collectively, the “Adjustments”). The Adjustments were determined by comparing the fair value of such awards immediately prior to each of the Separations (“pre-Separation”) to the fair value of such awards immediately after each of the Separations. In performing these analyses, the only assumptions that changed were related to the Time Warner stock price and the stock option’s exercise price. Accordingly, each equity award outstanding as of the Distribution Date relating to the AOL Separation was increased by multiplying the size of such award by 1.07, while the per share exercise price of each stock option was decreased by dividing by 1.07. Each equity award outstanding as of the Distribution Record Date relating to the TWC Separation was increased by multiplying the size of such award by 1.35, while the per share exercise price of each stock option was decreased by dividing by 1.35. The Adjustments resulted in an aggregate increase of approximately 65 million equity awards (comprised of 60 million stock options and 5 million RSUs and Target PSUs) and are included in the line item “Adjustment due to the Separations” in the tables that follow. The modifications to the outstanding equity awards were made pursuant to existing antidilution provisions in the Company’s equity plans and did not result in any additional compensation expense.

Under the terms of Time Warner’s equity plans and related award agreements, and as a result of the Separations, AOL and TWC employees who held Time Warner equity awards were treated as if their employment with Time Warner was terminated without cause at the time of each of the Separations. This treatment resulted in the forfeiture of unvested stock options, shortened exercise periods for vested stock options and pro rata vesting of the next installment of (and forfeiture of the remainder of) the RSU awards for those AOL and TWC employees who did not satisfy retirement-treatment eligibility provisions in the Time Warner equity plans and related award agreements.

Upon the exercise of Time Warner stock options and the vesting of Time Warner RSUs held by TWC employees, TWC is obligated to reimburse Time Warner for the intrinsic value of the applicable award. As a result of the TWC Separation, TWC is no longer considered a related party. Accordingly, on the Distribution Record Date, the Company established an asset of $16 million for the estimated fair value (determined using the Black-Scholes option pricing model) of outstanding equity awards held by TWC employees, with an offsetting adjustment to Time

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Warner Inc. shareholders’ equity in the consolidated balance sheet. The estimated receivable from TWC fluctuates with the fair value and number of outstanding equity awards and the resulting change is recorded in other income (loss), net, in the consolidated statement of operations. As of December 31, 2009, the estimated receivable was $32 million. No such similar arrangement exists with AOL.

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

Other information pertaining to each category of equity-based compensation appears below.

Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date.

	Years Ended December 31,
	2009	2008	2007

Expected volatility	35.2%	28.7%	22.3%
Expected term to exercise from grant date	6.11 years	5.95 years	5.35 years
Risk-free rate	2.5%	3.2%	4.4%
Expected dividend yield	4.4%	1.7%	1.1%

The following table summarizes information about stock options outstanding as of December 31, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options(a)	Price(a)	Life	Value
	(thousands)		(in years)	(thousands)

Outstanding as of December 31, 2008	131,190	$88.20
Granted	9,843	22.20
Exercised	(2,524)	23.11
Forfeited or expired	(24,117)	81.66
Adjustment due to the Separations(b)	60,004

Outstanding as of December 31, 2009(b)	174,396	56.03	3.42	$278,692

Exercisable as of December 31, 2009(b)	145,619	61.96	2.46	$99,005

(a)	Reflects the 1-for-3 reverse stock split implemented on March 27, 2009.
(b)	The weighted-average exercise price of the stock options included in the line item “Adjustment due to the Separations” is equal to the pre-Separation weighted-average exercise price of such stock options, as reduced by the Adjustments. The weighted-average exercise price of stock options outstanding and exercisable as of December 31, 2009 also reflects the decrease in the exercise price as a result of the Adjustments.

As of December 31, 2009, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of Time Warner stock options vested and expected to vest approximate amounts for options outstanding. As of December 31, 2009, 60 million shares of Time Warner common stock were available for future grants of stock options. Total unrecognized compensation cost related to unvested Time Warner stock option awards as of December 31, 2009, without taking into account expected

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

forfeitures, is $81 million and is expected to be recognized over a weighted-average period between one and two years.

The weighted-average fair value of a Time Warner stock option granted during the years ended December 31, 2009, 2008 and 2007 was $5.07 ($3.14, net of tax), $12.30 ($7.63, net of tax) and $15.45 ($9.58, net of tax), respectively. The total intrinsic value of Time Warner options exercised during the years ended December 31, 2009, 2008 and 2007 was $13 million, $53 million and $313 million, respectively. Cash received from the exercise of Time Warner stock options was $56 million, $134 million and $521 million for the years ended December 31, 2009, 2008 and 2007, respectively. The tax benefits realized from Time Warner stock options exercised in the years ended December 31, 2009, 2008 and 2007 were $5 million, $20 million and $119 million, respectively.

Restricted Stock, Restricted Stock Units and Target Performance Stock Units

The following table summarizes information about unvested restricted stock, RSUs and Target PSUs as of December 31, 2009:

		Weighted-
		Average
	Number of	Grant Date
	Shares/Units(a)	Fair Value(a)
	(thousands)

Unvested as of December 31, 2008	8,158	$51.81
Granted	4,947	22.40
Vested	(1,850)	41.87
Forfeited	(1,817)	34.53
Adjustment due to the Separations(b)	5,024

Unvested as of December 31, 2009(b)	14,462	27.15

(a)	Reflects the 1-for-3 reverse stock split implemented on March 27, 2009.
(b)	The weighted-average grant date fair value of the unvested restricted stock, RSUs and Target PSUs included in the line item “Adjustment due to the Separations” is equal to the pre-Separation weighted-average grant date fair value of such awards, as reduced by the Adjustments. The weighted-average grant date fair value of unvested restricted stock, RSUs and Target PSUs as of December 31, 2009 also reflects the decrease in the grant-date fair value as a result of the Adjustments.

As of December 31, 2009, the intrinsic value of unvested restricted stock, RSUs and target PSUs was $421 million. Total unrecognized compensation cost related to unvested restricted stock, RSUs and Target PSUs as of December 31, 2009, without taking into account expected forfeitures, was $137 million and is expected to be recognized over a weighted-average period between one and two years. The fair value of restricted stock and RSUs that vested during the years ended December 31, 2009, 2008 and 2007 was $76 million, $59 million and $53 million, respectively. The fair value of target PSUs that vested during the year was $2 million. No PSUs vested during the years ended December 31, 2008 and 2007.

For the year ended December 31, 2009, the Company granted 5 million RSUs at a weighted-average grant date fair value per RSU of $22.34 ($13.85 net of tax). For the year ended December 31, 2008, the Company granted 4 million RSUs at a weighted-average grant date fair value per RSU of $44.49 ($27.58 net of tax). For the year ended December 31, 2007, the Company granted 3 million RSUs at a weighted-average grant date fair value per RSU of $59.67 ($37.00 net of tax).

For the year ended December 31, 2009, the Company granted 0.2 million target PSUs at a weighted-average grant date fair value per PSU of $23.67 ($14.68 net of tax). For the year ended December 31, 2008, the Company granted 0.4 million target PSUs at a weighted-average grant date fair value per PSU of $52.59 ($32.61 net of tax). For the year ended December 31, 2007, the Company granted 0.4 million target PSUs at a weighted-average grant date fair value per PSU of $58.41 ($36.21 net of tax).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Equity-Based Compensation Expense

Compensation expense recognized for equity-based compensation plans is as follows (millions):

	Years Ended December 31,
	2009	2008	2007
		(recast)	(recast)

Stock options	$74	$96	$108
Restricted stock, restricted stock units and performance stock units	101	96	87

Total impact on Operating Income	$175	$192	$195

Tax benefit recognized	$67	$73	$74

11.	BENEFIT PLANS

Time Warner and certain of its subsidiaries have both funded and unfunded defined benefit pension plans, the substantial majority of which are noncontributory, covering certain domestic employees and, to a lesser extent covering international employees. Pension benefits are determined based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Time Warner uses a December 31 measurement date for its plans. A summary of activity for substantially all of Time Warner’s domestic and international defined benefit pension plans is as follows:

Benefit Obligation — Defined Benefit Plans (millions)

	Domestic		International
	December 31,		December 31,
	2009	2008	2009	2008
		(recast)

Change in benefit obligation:
Projected benefit obligation, beginning of year	$2,347	$2,324	$623	$945
Service cost	65	80	13	24
Interest cost	142	141	37	51
Plan participants contribution	3	2	4	6
Actuarial (gain)/loss	98	(51)	172	(175)
Benefits paid	(128)	(115)	(24)	(24)
Plan amendments(a)	—	(34)	—	—
Settlements/curtailments	(26)	—	(4)	—
Foreign currency exchange rates	—	—	90	(204)

Projected benefit obligation, end of year	$2,501	$2,347	$911	$623

Accumulated benefit obligation, end of year	$2,316	$2,177	$826	$557

(a)	Effective July 1, 2008, the Time Warner Pension Plan was amended to change the plan’s benefit payment formula from a monthly annuity based payment formula to a fixed lump-sum payment formula.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Plan Assets — Defined Benefit Plans (millions)

	Domestic		International
	December 31,		December 31,
	2009	2008	2009	2008
		(recast)

Change in plan assets:
Fair value of plan assets, beginning of year	$1,702	$2,168	$646	$1,048
Actual return on plan assets	501	(746)	135	(191)
Employer contributions	43	395	30	30
Benefits paid	(128)	(115)	(24)	(24)
Settlements	(26)	—	(3)	—
Plan participants contribution	—	—	4	6
Foreign currency exchange rates	—	—	82	(223)

Fair value of plan assets, end of year	$2,092	$1,702	$870	$646

Funded Status (millions)

	Domestic		International
	December 31,		December 31,
	2009	2008	2009	2008
		(recast)

Fair value of plan assets	$2,092	$1,702	$870	$646
Projected benefit obligation	2,501	2,347	911	623

Funded status, amount recognized	$(409)	$(645)	$(41)	$23

Amounts recognized in the consolidated balance sheet consisted of (millions):

	Domestic		International
	December 31,		December 31,
	2009	2008	2009	2008
		(recast)

Noncurrent asset	$—	$—	$17	$46
Current liability	(35)	(27)	(1)	(1)
Noncurrent liability	(374)	(618)	(57)	(22)

	$(409)	$(645)	$(41)	$23

Accumulated other comprehensive income:
Net actuarial loss	$882	$1,279	$212	$117
Prior service credit	(16)	(16)	—	—

	$866	$1,263	$212	$117

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in the change in benefit obligation table above are the following projected benefit obligations, accumulated benefit obligations, and fair values of plan assets at the end of the year for the funded and unfunded defined benefit pension plans (millions):

	Domestic		Domestic
	Funded Plans		Unfunded Plans
	December 31,		December 31,
	2009	2008	2009	2008
		(recast)		(recast)

Projected benefit obligation	$2,184	$2,031	$317	$316
Accumulated benefit obligation	1,982	1,838	334	339
Fair value of plan assets	2,092	1,702	—	—

	International		International
	Funded Plans		Unfunded Plans
	December 31,		December 31,
	2009	2008	2009	2008

Projected benefit obligation	$881	$601	$30	$22
Accumulated benefit obligation	800	538	26	19
Fair value of plan assets	870	646	—	—

Components of Net Periodic Benefit Costs from Continuing Operations (millions)

	Domestic			International
	December 31,			December 31,
	2009	2008	2007	2009	2008	2007
		(recast)	(recast)

Service cost	$65	$80	$81	$13	$24	$24
Interest cost	142	141	135	37	51	45
Expected return on plan assets	(131)	(176)	(168)	(42)	(71)	(64)
Amortization of prior service cost	—	5	3	—	—	—
Amortization of net loss	118	19	18	6	—	4
Settlements/curtailments	6	—	—	(1)	—	—

Net periodic benefit costs	$200	$69	$69	$13	$4	$9

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 are as follows (millions):

	Domestic	International

Actuarial loss	$70	$14

In addition, certain domestic employees of the Company participate in multi-employer pension plans, not included in the net periodic costs above, for which the expense was $38 million in 2009, $35 million in 2008 and $47 million in 2007.

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Domestic			International
	2009	2008	2007	2009	2008	2007
		(recast)	(recast)

Discount rate	5.79%	6.09%	6.01%	5.83%	6.45%	5.92%
Rate of compensation increase	4.49%	4.49%	4.49%	5.59%	4.87%	4.88%

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Domestic				International
	2009		2008	2007	2009	2008	2007
			(recast)	(recast)

Discount rate	6.09	%(a)	6.01%	6.00%	6.45%	5.92%	5.15%
Expected long-term return on plan assets	8.00%		8.00%	8.00%	7.13%	7.34%	6.85%
Rate of compensation increase	4.49%		4.49%	4.49%	4.87%	4.88%	4.70%

(a)	One of the domestic unfunded plans was remeasured on September 30, 2009 and December 31, 2009 using a discount rate of 5.52% and 5.43%, respectively. The remeasurements were performed in connection with plan settlements that occurred during the year.

For domestic plans, the discount rate for the plan year ended December 31, 2007 was determined by comparison against the Moody’s Aa Corporate Index rate, adjusted for coupon frequency and duration of the obligation, consistent with prior periods. The resulting discount rate was supported by periodic matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds. Effective with the plan year ended December 31, 2008, the Company refined the discount rate determination process it uses to rely on the matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds, without comparison against the Moody’s Aa Corporate Index rate. A decrease in the discount rate of 25 basis points, from 6.09% to 5.84%, while holding all other assumptions constant, would have resulted in an increase in the Company’s domestic pension expense of approximately $10 million in 2009. For international plans, the discount rate for plan years ended December 31, 2008 and 2007 was determined by comparison against country-specific Aa Corporate Indices, adjusted for the duration of the obligation. Effective for the plan year ending on December 31, 2009, the Company refined the discount rate determination process for international plans to rely on the matching of plan liability cash flows to pension yield curves constructed of a large population of high-quality corporate bonds.

In developing the expected long-term rate of return on plan assets, the Company considered long term historical rates of return as well as the opinions and outlooks of portfolio managers. The Company also considered the findings of various investment consulting firms over a range of asset allocations. The expected long-term rate of return for domestic plans is consistent with the Company’s asset allocation policy which is further discussed below. A decrease in the expected long-term rate of return of 25 basis points, from 8.00% to 7.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s domestic pension expense of approximately $4 million in 2009. A similar approach has been utilized in selecting the expected long-term rates of return for plans covering international employees.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Plan Assets

The following table sets forth by level, within the fair value hierarchy as described in Note 6, the domestic pension plan’s assets, including those assets related to The CW sub-plan, required to be carried at fair value on a recurring basis as of December 31, 2009 (millions):

	Fair Value Measurements at December 31, 2009
		Quoted Market
		Prices in Active
		Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents(a)	$48	$—	$48	$—
Equity securities:
Domestic equities(b)(c)	1,067	1,067	—	—
International equities(c)	290	290	—	—
Fixed income securities:
U.S. government and agency securities(c)	81	61	20	—
Bonds, notes, and debentures(c)(d)	251	—	251	—
Fund investments(e)	333	2	331	—
Other investments(f)	152	—	—	152

Total(g)	$2,222	$1,420	$650	$152

(a)	Cash equivalents consist of a short-term investment fund.
(b)	Domestic equities primarily include common stocks issued in U.S. markets.
(c)	Includes securities on loan at December 31, 2009 of $74 million of domestic equities, $20 million of international equities, $18 million of U.S. government and agency bonds and $4 million of bonds, notes and debentures.
(d)	Bonds, notes and debentures primarily consist of investments in U.S. corporate bonds.
(e)	Fund investments include $116 million of collateral on securities on loan invested in a fund that invests in repurchase agreements. The underlying securities held in other fund investments primarily consist of equity and fixed income securities.
(f)	Other investments include investments in limited partnerships and hedge funds.
(g)	Total assets include collateral on securities on loan, but exclude the related liability for the collateral due for securities on loan, and includes $14 million of assets related to The CW sub-plan’s ratable allocation of assets in the Time Warner Pension Plan.

The table below sets forth a summary of changes in the fair value of the domestic pension plan’s Level 3 assets for the twelve months ended December 31, 2009 (millions):

Balance as of January 1, 2009	$48
Actual return on plan assets:
Relating to assets still held at December 31, 2009	25
Relating to assets sold during the period	1
Purchases, sales, issuances and settlements, (net)	78
Transfers in and/or out of Level 3	—

Balance as of December 31, 2009	$152

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth by level, within the fair value hierarchy, the international pension plans’ assets required to be carried at fair value on a recurring basis as of December 31, 2009 (millions):

	Fair Value Measurements at December 31, 2009
		Quoted Market
		Prices in Active
		Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$1	$1	$—	$—
Fund investments(a)	820	—	820	—
Insurance contracts	47	—	47	—
Other investments	2	—	2	—

Total	$870	$1	$869	$—

(a)	Fund investments primarily consist of interests in unitized investment pools of which underlying securities primarily consist of equity and fixed income securities.

The Company’s investment policy for its domestic pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. The Company continuously monitors the performance of the overall pension assets portfolio, asset allocation policies, and the performance of individual pension asset managers and makes adjustments and changes, as required. The Company does not manage any assets internally, does not have any passive investments in index funds, and does not directly utilize futures, options, or other derivative instruments or hedging strategies with regard to the pension plans; however, the investment mandate of some pension asset managers allows the use of the foregoing as components of their portfolio management strategies.

As a result of the most recent review of asset allocations, the Company will transition its asset allocation from its current target of 75% equity investments and 25% fixed income investments toward a target of 50% equity investments and 50% fixed income investments to better match the assets’ characteristics with those of the Company’s pension liabilities. The changes are consistent with the Company’s investment policy and will be implemented as market conditions permit.

The Time Warner Pension Plan’s assets included no shares of Time Warner common stock and 913,700 shares of Time Warner common stock in the amount of $28 million (2% of total plan assets) at December 31, 2009 and December 31, 2008, respectively.

Expected cash flows

After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. At December 31, 2009, there were no minimum required contributions for domestic funded plans. The Company did not make any discretionary cash contributions to its funded domestic defined benefit pension plans during the year ended December 31, 2009. For domestic unfunded plans, contributions will continue to be made to the extent benefits are paid. Expected benefit payments for domestic unfunded plans for 2010 are approximately $35 million. In addition, the Company currently anticipates making an additional $20 million discretionary contribution to its international plans in the fourth quarter of 2010.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information about the expected benefit payments for the Company’s defined benefit plans, including unfunded plans previously noted, related to continuing operations is as follows (millions):

	Domestic	International

Expected benefit payments:
2010	$150	$21
2011	146	23
2012	162	24
2013	167	27
2014	175	29
2015 — 2019	1,026	191

Defined Contribution Plans

Time Warner has certain domestic and international defined contribution plans, including savings and profit sharing plans, for which the expense amounted to $103 million in 2009, $105 million in 2008 and $102 million in 2007. The Company’s contributions to the savings plans are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

Other Postretirement Benefit Plans

Time Warner also sponsors several unfunded domestic postretirement benefit plans covering certain retirees and their dependents. A summary for substantially all of Time Warner’s domestic postretirement benefit plans is as follows (millions):

	December 31,
	2009	2008

Benefit obligation, end of year	$156	$176
Fair value of plan assets, end of year	—	—

Funded status, amount recognized	$156	$176

Amount recognized in accumulated other comprehensive income	$(25)	$(7)

	December 31,
	2009	2008	2007

Net periodic benefit costs	$13	$14	$14

12.	RESTRUCTURING COSTS

Merger Costs Capitalized as a Cost of Acquisition

As of December 31, 2009, merger costs capitalized as a cost of acquisition was $23 million, with $4 million having been paid during the year ended December 31, 2009. As of December 31, 2009, $6 million of the remaining liability was classified as a current liability in the consolidated balance sheet, with the remaining $17 million classified as a long-term liability. Amounts classified as long-term, primarily related to lease exit costs, are expected to be paid through 2014.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restructuring Costs Expensed

The Company’s restructuring costs primarily related to employee termination costs and ranged from senior executives to line personnel. Restructuring costs expensed as incurred by segment for the years ended December 31, 2009, 2008 and 2007 are as follows (millions):

	Years Ended December 31,
	2009	2008	2007
		(recast)	(recast)

Networks	$8	$(3)	$37
Filmed Entertainment	105	142	—
Publishing	99	176	67
Corporate	—	12	10

Total restructuring costs	$212	$327	$114

	Years Ended December 31,
	2009	2008	2007
		(recast)	(recast)

2009 restructuring activity	$198	$—	$—
2008 restructuring activity	14	329	—
2007 and prior restructuring activity	—	(2)	114

Restructuring costs	$212	$327	$114

2009 Restructuring Activity

For the year ended December 31, 2009, the Company incurred $198 million in restructuring costs primarily related to various employee terminations and other exit activities, including $100 million at the Filmed Entertainment segment, $90 million at the Publishing segment and $8 million at the Networks segment. Employee termination costs occurred across each of the segments and ranged from senior executives to line personnel.

2008 Restructuring Activity

For the year ended December 31, 2008, the Company incurred $329 million in restructuring costs primarily related to various employee terminations and other exit activities, including $142 million at the Filmed Entertainment segment, $176 million at the Publishing segment, and $11 million at Corporate. Employee termination costs occurred across each of the segments and ranged from senior executives to line personnel.

In addition, during the year ended December 31, 2009, the Company incurred $5 million at the Filmed Entertainment segment and $9 million at the Publishing segment related to 2008 restructuring initiatives as a result of changes in estimates of previously established restructuring accruals.

2007 and Prior Restructuring Activity

For the year ended December 31, 2007, the Company incurred $114 million in restructuring costs primarily related to various employee terminations and other exit activities, including $37 million at the Networks segment, $67 million at the Publishing segment, which includes $10 million of costs related to the shutdown of LIFE and Business 2.0 magazines, and $10 million at Corporate. Employee termination costs occurred across each of the segments and ranged from senior executives to line personnel, including severance related to senior management changes at HBO.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2008, the Company incurred $1 million at Corporate related to 2007 restructuring initiatives. The Company also reversed a $3 million charge at the Networks segment during the year ended December 31, 2008 as a result of changes in estimates of previously established restructuring accruals.

Selected Information

Selected information relating to accrued restructuring costs is as follows (millions):

	Employee
	Terminations	Other Exit Costs	Total

Remaining liability as of December 31, 2006 (recast)	$45	$16	$61
Net accruals	107	7	114
Cash paid	(65)	(23)	(88)

Remaining liability as of December 31, 2007 (recast)	87	—	87
Net accruals	242	85	327
Noncash reductions(a)	(1)	—	(1)
Noncash charges(b)	—	(17)	(17)
Cash paid	(134)	(5)	(139)

Remaining liability as of December 31, 2008 (recast)	194	63	257
Net accruals	127	85	212
Cash paid	(166)	(50)	(216)

Remaining liability as of December 31, 2009	$155	$98	$253

(a)	Noncash reductions relate to the settlement of certain employee-related liabilities with equity instruments.
(b)	Noncash charges relate to the write down of certain assets, including fixed assets, prepaid marketing materials and certain contract terminations.

As of December 31, 2009, of the remaining liability of $253 million, $152 million was classified as a current liability in the consolidated balance sheet, with the remaining $101 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2017.

13.	DERIVATIVE INSTRUMENTS

Time Warner uses derivative instruments, principally forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The Company uses derivative instruments that generally have maturities of three to eighteen months to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as the hedges of unremitted or forecasted royalty and license fees to be received from the sale or anticipated sale of U.S. copyrighted products abroad or cash flows for certain film costs denominated in a foreign currency (i.e., cash flow hedges) and (ii) currency risk associated with foreign currency-denominated operating assets and liabilities (i.e., fair value hedges). The Company also enters into derivative contracts that economically hedge certain of its foreign currency risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. These economic hedges are used primarily to offset the change in certain foreign currency-denominated, long-term receivables and certain foreign currency-denominated debt due to changes in the underlying foreign exchange rates. Gains and losses from hedging activities are largely offset by corresponding economic gains or losses from the respective transactions that were hedged. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of amounts pertaining to Time Warner’s use of foreign currency derivatives at December 31, 2009 (millions):

December 31,
2009

Qualifying Hedges
Assets	$90
Liabilities	(137)
Economic Hedges
Assets	$7
Liabilities	(43)

Netting provisions are provided for in existing International Swap and Derivative Association Inc. agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within prepaid expenses and other current assets or accounts payable and accrued expenses in the Company’s consolidated balance sheet. At December 31, 2009, $61 million of losses related to cash flow hedges are recorded in accumulated other comprehensive income in the Company’s consolidated balance sheet and are expected to be recognized in earnings at the same time hedged items affect earnings. Included in this amount are deferred net losses of $17 million related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

The following is a summary of amounts pertaining to Time Warner’s use of foreign currency derivatives for the year ended December 31, 2009 (millions):

December 31,
2009

Fair Value Hedges
Gain (loss) — Effective Portion:
Costs of revenues	$17
Gain (loss) recognized in net income and excluded from effectiveness testing — Ineffective Portion:
Other income (loss), net	5
Cash Flow Hedges
Gain (loss) — Effective Portion:
Recorded to accumulated other comprehensive income	$7
Reclassified from accumulated other comprehensive income to net income:
Selling, general and administrative expense	(17)
Costs of revenues	(40)
Gain (loss) recognized in net income and excluded from effectiveness testing — Ineffective Portion:
Other income (loss), net	(12)
Economic Hedges
Gain (loss):
Costs of revenues	$(27)
Other income (loss), net	(3)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	SEGMENT INFORMATION

Time Warner classifies its operations into three reportable segments: Networks, consisting principally of cable television networks that provide programming; Filmed Entertainment, consisting principally of feature film, television and home video production and distribution; Publishing, consisting principally of magazine publishing.

Information as to the operations of Time Warner in each of its reportable segments is set forth below based on the nature of the products and services offered. Time Warner evaluates the performance of its businesses based on several factors, of which the primary financial measure is operating income (loss) before depreciation of tangible assets and amortization of intangible assets (“Operating Income (Loss) before Depreciation and Amortization”). Additionally, the Company has provided a summary of Operating Income (Loss) by segment.

	Year Ended December 31, 2009
	Subscription	Advertising	Content	Other	Total
	(millions)

Revenues
Networks	$7,491	$3,272	$813	$127	$11,703
Filmed Entertainment	44	79	10,766	177	11,066
Publishing	1,324	1,878	73	461	3,736
Intersegment eliminations	—	(68)	(632)	(20)	(720)

Total revenues	$8,859	$5,161	$11,020	$745	$25,785

	Year Ended December 31, 2008
	Subscription	Advertising	Content	Other	Total
	(recast, millions)

Revenues
Networks	$6,835	$3,359	$900	$60	$11,154
Filmed Entertainment	39	88	11,030	241	11,398
Publishing	1,523	2,419	63	603	4,608
Intersegment eliminations	—	(68)	(558)	(18)	(644)

Total revenues	$8,397	$5,798	$11,435	$886	$26,516

	Year Ended December 31, 2007
	Subscription	Advertising	Content	Other	Total
	(recast, millions)

Revenues
Networks	$6,258	$3,058	$909	$45	$10,270
Filmed Entertainment	30	48	11,355	249	11,682
Publishing	1,551	2,698	53	653	4,955
Intersegment eliminations	(1)	(73)	(608)	(14)	(696)

Total revenues	$7,838	$5,731	$11,709	$933	$26,211

Intersegment Revenues

In the normal course of business, the Time Warner segments enter into transactions with one another. The most common types of intersegment transactions include:

•	the Filmed Entertainment segment generating Content revenues by licensing television and theatrical programming to the Networks segment; and

•	the Networks and Publishing segments generating Advertising revenues by promoting the products and services of other Time Warner segments.

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

	Years Ended December 31,
	2009	2008	2007
		(millions)
		(recast)	(recast)

Intersegment Revenues
Networks	$94	$96	$105
Filmed Entertainment	613	534	571
Publishing	13	14	20

Total intersegment revenues	$720	$644	$696

	Years Ended December 31,
	2009	2008	2007
		(millions)
		(recast)	(recast)

Operating Income (Loss) before Depreciation and Amortization
Networks(a)	$3,967	$3,487	$3,336
Filmed Entertainment(b)	1,447	1,228	1,215
Publishing(c)	419	(6,416)	1,104
Corporate(d)	(325)	(336)	(553)
Intersegment eliminations	35	35	(3)

Total operating income (loss) before depreciation and amortization	$5,543	$(2,002)	$5,099

(a)	For the year ended December 31, 2009, includes a $52 million noncash impairment of intangible assets related to Turner’s interest in a general entertainment network in India. For the year ended December 31, 2008, includes an $18 million noncash impairment of GameTap, an online video game business, as well as a $3 million loss on the sale of GameTap. For the year ended December 31, 2007, includes a $34 million noncash impairment of the Court TV tradename as a result of rebranding the Court TV network name to truTV.
(b)	For the year ended December 31, 2009, includes a $33 million loss on the sale of Warner Bros.’ Italian cinema assets.

(c)	For the year ended December 31, 2009, includes a $33 million noncash impairment of certain fixed assets. For the year ended December 31, 2008, includes a $7.139 billion noncash impairment to reduce the carrying value of goodwill and intangible assets, a $30 million noncash impairment related to a sub-lease with a tenant that filed for bankruptcy in September 2008, a $21 million noncash impairment of Southern Living At Home, which was sold in the third quarter of 2009, and a $5 million noncash impairment related to certain other asset write-offs. For the year ended December 31, 2007, includes a $6 million gain on the sale of four non-strategic magazine titles.

(d)	For the years ended December 31, 2009, 2008 and 2007, includes $30 million, $21 million and $18 million, respectively in net expenses related to securities litigation and government investigations. The year ended December 31, 2007 also includes $153 million in legal reserves related to securities litigation.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
	2009	2008	2007
		(millions)
		(recast)	(recast)

Depreciation of Property, Plant and Equipment
Networks	$(349)	$(326)	$(303)
Filmed Entertainment	(164)	(167)	(153)
Publishing	(126)	(133)	(126)
Corporate	(40)	(44)	(44)

Total depreciation of property, plant and equipment	$(679)	$(670)	$(626)

	Years Ended December 31,
	2009	2008	2007
		(millions)
		(recast)	(recast)

Amortization of Intangible Assets
Networks	$(73)	$(43)	$(18)
Filmed Entertainment	(199)	(238)	(217)
Publishing	(47)	(75)	(71)

Total amortization of intangible assets	$(319)	$(356)	$(306)

	Years Ended December 31,
	2009	2008	2007
		(millions)
		(recast)	(recast)

Operating Income (Loss)
Networks(a)	$3,545	$3,118	$3,015
Filmed Entertainment(b)	1,084	823	845
Publishing(c)	246	(6,624)	907
Corporate(d)	(365)	(380)	(597)
Intersegment eliminations	35	35	(3)

Total operating income (loss)	$4,545	$(3,028)	$4,167

(a)	For the year ended December 31, 2009, includes a $52 million noncash impairment of intangible assets related to Turner’s interest in a general entertainment network in India. For the year ended December 31, 2008, includes an $18 million noncash impairment of GameTap, an online video game business, as well as a $3 million loss on the sale of GameTap. For the year ended December 31, 2007, includes a $34 million noncash impairment of the Court TV tradename as a result of rebranding the Court TV network name to truTV.
(b)	For the year ended December 31, 2009, includes a $33 million loss on the sale of Warner Bros.’ Italian cinema assets.

(c)	For the year ended December 31, 2009, includes a $33 million noncash impairment of certain fixed assets. For the year ended December 31, 2008, includes a $7.139 billion noncash impairment to reduce the carrying value of goodwill and intangible assets, a $30 million noncash impairment related to a sub-lease with a tenant that filed for bankruptcy in September 2008, a $21 million noncash impairment of Southern Living At Home, which was sold in the third quarter of 2009, and a $5 million noncash impairment related to certain other asset write-offs. For the year ended December 31, 2007, includes a $6 million gain on the sale of four non-strategic magazine titles.

(d)	For the years ended December 31, 2009, 2008 and 2007, includes $30 million, $21 million and $18 million, respectively in net expenses related to securities litigation and government investigations. The year ended December 31, 2007 also includes $153 million in legal reserves related to securities litigation.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of total assets by operating segment is set forth below:

	December 31, 2009	December 31, 2008
	(millions)
		(recast)

Assets
Networks	$36,143	$36,097
Filmed Entertainment	17,060	17,080
Publishing	6,404	6,778
Corporate	6,123	2,315
Assets of discontinued operations	—	51,789

Total assets	$65,730	$114,059

	Years Ended December 31,
	2009	2008	2007
		(millions)
		(recast)	(recast)

Capital Expenditures
Networks	$282	$351	$347
Filmed Entertainment	187	228	208
Publishing	58	90	158
Corporate	34	15	3

Total capital expenditures	$561	$684	$716

Assets located outside the United States, which represent approximately 6% of total assets at December 31, 2009, are not material. Revenues in different geographical areas are as follows:

	Years Ended December 31,
	2009	2008	2007
		(millions)
		(recast)	(recast)

Revenues(a)
United States	$18,085	$18,880	$18,631
United Kingdom	1,495	1,809	1,788
Germany	643	564	611
Canada	646	597	616
France	580	540	580
Japan	471	440	524
Other international	3,865	3,686	3,461

Total revenues	$25,785	$26,516	$26,211

(a)	Revenues are attributed to countries based on location of customer.

15.	COMMITMENTS AND CONTINGENCIES

Commitments

Time Warner’s total net rent expense from continuing operations amounted to $421 million in 2009, $415 million in 2008 and $446 million in 2007. Included in such amounts was sublease income of $52 million for 2009, $59 million for 2008 and $35 million for 2007. The Company has long-term noncancelable lease commitments for office space, studio facilities and operating equipment in various locations around the world.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The minimum rental commitments under noncancelable long-term operating leases during the next five years are as follows (millions):

2010	$424
2011	383
2012	353
2013	336
2014	314
Thereafter	922

Total	$2,732

Additionally, as of December 31, 2009, the Company has future sublease income commitments of $273 million.

Time Warner also has commitments under certain programming, network licensing, artist, franchise and other agreements aggregating $16.589 billion at December 31, 2009, which are payable principally over a ten-year period, as follows (millions):

2010	$4,137
2011-2012	5,248
2013-2014	3,956
Thereafter	3,248

Total	$16,589

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

The following table summarizes separately the Company’s contingent commitments at December 31, 2009. For put/call options where payment obligations are outside the control of the Company, the timing of amounts presented in the table represents the earliest period in which payment could be made. For other contingent commitments, the timing of amounts presented in the table represents when the maximum contingent commitment will expire, but does not mean that the Company expects to incur an obligation to make any payments within that time period. In addition, amounts presented do not reflect the effects of any indemnification rights the Company might possess (millions).

	Total
Nature of Contingent Commitments	Commitments	2010	2011-2012	2013-2014	Thereafter

Guarantees(a)	$1,589	$322	$81	$172	$1,014
Letters of credit and other contingent commitments	1,292	152	418	328	394

Total contingent commitments	$2,881	$474	$499	$500	$1,408

(a)	Amounts primarily reflect the Six Flags Guarantee and the guarantee of the AOL Revolving Facility discussed below.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a description of the Company’s contingent commitments at December 31, 2009:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by (a) entities formerly owned by the Company including the arrangements described below and (b) ventures in which the Company is or was a venture partner.

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (“Six Flags Georgia” and “Six Flags Texas,” respectively, and, collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including the following (the “Guaranteed Obligations”): (a) making a minimum annual distribution to the limited partners of the Partnerships (the minimum was approximately $60.7 million in 2009 and is subject to annual cost of living adjustments); (b) making a minimum amount of capital expenditures each year (an amount approximating 6% of the Parks’ annual revenues); (c) offering each year to purchase 5% of the limited partnership units of the Partnerships (plus any such units not purchased pursuant to such offer in any prior year) based on an aggregate price for all limited partnership units at the higher of (i) $250 million in the case of Six Flags Georgia and $374.8 million in the case of Six Flags Texas (the “Base Valuations”) and (ii) a weighted average multiple of EBITDA for the respective Park over the previous four-year period (the “Cumulative LP Unit Purchase Obligation”); (d) making annual ground lease payments; and (e) either (i) purchasing all of the outstanding limited partnership units through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of each of the Partnerships in 2027 (Six Flags Georgia) and 2028 (Six Flags Texas) (the “End of Term Purchase”) or (ii) causing each of the Partnerships to have no indebtedness and to meet certain other financial tests as of the end of the term of the Partnership. The aggregate amount payable in connection with an End of Term Purchase option on either Park will be the Base Valuation applicable to such Park, adjusted for changes in the consumer price index from December 1996, in the case of Six Flags Georgia, and December 1997, in the case of Six Flags Texas, through December of the year immediately preceding the year in which the End of Term Purchase occurs, in each case, reduced ratably to reflect limited partnership units previously purchased.

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

In April 2009, Six Flags received notices from limited partners of the Partnerships to sell limited partnership units with an aggregate price of approximately $66 million. The general partner of the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Georgia limited partnership exercised its right to purchase Six Flags Georgia units having a total purchase price of $7 million. The remaining purchase price for limited partnership units in the Parks that were put was funded through $6 million of cash that had been held in escrow to support the Six Flags Guarantee and a loan from a wholly-owned Time Warner subsidiary (TW-SF LLC) of approximately $53 million (the “TW Loan”). The TW Loan was made to SFOG Acquisition A, Inc., a Delaware corporation, SFOG Acquisition B, L.L.C., a Delaware limited liability company, SFOT Acquisition I, Inc., a Delaware corporation and SFOT Acquisition II, Inc., a Delaware corporation (collectively, the “Acquisition Companies”). The TW Loan accrues interest at 14% per annum with a final maturity date of March 15, 2011. Up to $10 million of the TW Loan has been guaranteed by Six Flags. The outstanding principal amount of the TW Loan at December 31, 2009 was approximately $27 million, reflecting payments by the Acquisition Companies during 2009.

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

On June 13, 2009, Six Flags and certain of its subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court in Delaware. Six Flags’ fourth amended joint plan of reorganization and disclosure statement has been filed with the Bankruptcy Court and voting on the plan is expected to occur in February 2010. A confirmation hearing on the plan of reorganization is scheduled in March 2010. The plan of reorganization that ultimately becomes effective is expected to result in a significant reduction in debt for Six Flags. The Partnerships holding the Parks and the Acquisition Companies were not included in the debtors reorganization proceedings.

In connection with the proposed plan of reorganization of Six Flags, in October 2009, TW-SF LLC agreed to provide the Acquisition Companies a new 5-year multiple draw credit facility of up to $150 million, which the Acquisition Companies would be able to use only to fund their obligations to purchase certain limited partnership units of the Partnerships. The new credit facility, which is subject to a number of conditions precedent, including a final order confirming the plan of reorganization, would be in addition to the existing TW Loan. New loans drawn under the facility would mature 5 years from their respective funding date. Interest will accrue at a rate at least equal to a LIBOR floor of 250 basis points plus a spread of 100 basis points over the applicable margin for a new Six Flags’ senior term credit facility, which will close simultaneously with the closing of this facility.

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under these Guaranteed Obligations and no liability for the arrangements has been recognized at December 31, 2009. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

AOL Revolving Facility

In connection with the AOL Separation, AOL entered into a $250 million 364-day senior secured revolving credit facility (the “AOL Revolving Facility”) on December 9, 2009. Time Warner has guaranteed AOL’s obligations under the AOL Revolving Facility in exchange for which AOL is paying Time Warner an ongoing fee, subject to periodic increases, a portion of which varies with the amount of undrawn

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

commitments and the principal amount of AOL’s obligations outstanding under the facility and changes in Time Warner’s senior unsecured long-term debt credit ratings. Also in connection with the AOL Separation, Time Warner agreed to continue to provide credit support for certain AOL lease and trade obligations of approximately $108 million ending on the earlier of December 9, 2011 and 30 days after AOL obtains the right to borrow funds under a permanent credit facility, in exchange for a fee equal to a rate per annum of 4.375% of the outstanding principal amount of such obligations, subject to periodic increases. Since the AOL Separation, AOL has replaced or released Time Warner as the source of the credit support for certain AOL lease and trade obligations or otherwise reduced Time Warner’s credit support obligations. As of February 17, 2010, the amount of credit support provided by Time Warner for AOL lease and trade obligations was $28 million.

•	Generally, letters of credit and surety bonds support performance and payments for a wide range of global contingent and firm obligations including insurance, litigation appeals, import of finished goods, real estate leases and other operational needs. Other contingent commitments primarily include amounts payable representing contingent consideration on certain acquisitions, which if earned would require the Company to pay a portion or all of the contingent amount, and contingent payments for certain put/call arrangements, whereby payments could be made by the Company to acquire assets, such as a venture partner’s interest or a co-financing partner’s interest in one of the Company’s films.

•	On March 12, 2009, TWC borrowed the full committed amount of $1.932 billion under its unsecured term loan credit facility entered into on June 30, 2008 (the “TWC Bridge Facility”), all of which was used by TWC to pay a portion of the Special Dividend. On March 26, 2009, TWC completed an offering of $3.0 billion in aggregate principal amount of debt securities and used a portion of the net proceeds from the offering to prepay in full the outstanding loans and all other amounts due under the TWC Bridge Facility, and the TWC Bridge Facility was terminated in accordance with its terms. Concurrently with the termination of the TWC Bridge Facility and pursuant to the terms of the $1.535 billion credit agreement (the “Supplemental Credit Agreement”) between the Company (as lender) and TWC (as borrower) for a two-year senior unsecured supplemental term loan facility (the “Supplemental Credit Facility”), on March 26, 2009, TWC terminated the commitments of Time Warner under the Supplemental Credit Facility, and the Supplemental Credit Agreement was terminated in accordance with its terms.

Except as otherwise discussed above or below, Time Warner does not guarantee the debt of any of its investments accounted for using the equity method of accounting.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Because backlog generally relates to contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is principally dependent on the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Backlog was approximately $4.5 billion and $4.1 billion at December 31, 2009 and December 31, 2008, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment in the amount of $1.1 billion and $967 million at December 31, 2009 and December 31, 2008, respectively. Backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of the advertising spots received under such contracts to third parties.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contingencies

Warner Bros. (South) Inc. (“WBS”), a wholly owned subsidiary of the Company, is litigating various tax cases in Brazil. WBS currently is the theatrical distribution licensee for Warner Bros. Entertainment Nederlands (“Warner Bros. Nederlands”) in Brazil and acts as a service provider to the Warner Bros. Nederlands home video licensee. All of the ongoing tax litigation involves WBS’ distribution activities prior to January 2004, when WBS conducted both theatrical and home video distribution. Much of the tax litigation stems from WBS’ position that in distributing videos to rental retailers, it was conducting a distribution service, subject to a municipal service tax, and not the “industrialization” or sale of videos, subject to Brazilian federal and state VAT-like taxes. Both the federal tax authorities and the State of São Paulo, where WBS is based, have challenged this position. The matters relating to state taxes were settled in September 2007 pursuant to a state government-sponsored amnesty program. In November 2009, WBS elected to participate in a federal tax amnesty program, called “REFIS”, which offers substantial reductions in interest and penalties for lump sum and installment payments of contested federal taxes. For the federal taxes included in REFIS, the application of prior judicial deposits to certain of the debts, the return of any excess judicial deposits, the return of a bank guarantee, and the dismissal of the underlying tax cases remain pending. In addition to the federal tax matters being resolved through REFIS, WBS continues to litigate certain other federal tax matters involving the imposition of taxes on royalties remitted outside of Brazil and the appropriate tax rate to be applied. The Company intends to defend against these remaining tax cases vigorously.

On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics and failure to accord credit to Siegel, and the Company has filed counterclaims. On April 30, 2007, the Company filed motions for partial summary judgment on various issues, including the unavailability of accounting for pre-termination and foreign works. On March 26, 2008, the court entered an order of summary judgment finding, among other things, that plaintiffs’ notices of termination were valid and that plaintiffs had thereby recaptured, as of April 16, 1999, their rights to a one-half interest in the Superman story material, as first published, but that the accounting for profits would not include profits attributable to foreign exploitation, republication of pre-termination works and trademark exploitation. On October 6, 2008, the court dismissed plaintiffs’ Lanham Act and “wasting” claims with prejudice. In orders issued on October 14, 2008, the court determined that the remaining claims in the case will be subject to phased non-jury trials. The first phase trial concluded on May 21, 2009, and on July 8, 2009, the court issued a decision in favor of the defendants on the issue of whether the terms of various license agreements between DC Comics and Warner Bros. Entertainment Inc. were at fair market value or constituted “sweetheart deals.” The second phase trial was previously scheduled to commence on December 1, 2009, and the parties are awaiting a new date for the commencement of this trial. The Company intends to defend against this lawsuit vigorously.

On October 22, 2004, the same Siegel heirs filed a second lawsuit against the same defendants, as well as Warner Communications Inc. and Warner Bros. Television Production Inc. in the U.S. District Court for the Central District of California. Plaintiffs claim that Jerome Siegel was the sole creator of the character Superboy and, as such, DC Comics has had no right to create new Superboy works since the alleged October 17, 2004 termination by plaintiffs of Siegel’s grants of rights to the Superboy character to DC Comics’ predecessor-in-interest. This lawsuit seeks a declaration regarding the validity of the alleged termination and an injunction against future use of the Superboy character. On March 23, 2006, the court granted plaintiffs’ motion for partial summary judgment on termination, denied the Company’s motion for summary judgment and held that further proceedings are necessary to determine whether the Company’s Smallville television series may infringe on plaintiffs’ rights to the Superboy character. On July 27, 2007, upon the Company’s motion for reconsideration, the court reversed the bulk of its March 23, 2006 ruling, and requested additional briefing on certain issues. On March 31, 2008, the court, among other things, denied a motion for

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

partial summary judgment that the Company had filed in April 2007 as moot in view of the court’s July 27, 2007 reconsideration ruling. The Company intends to defend against this lawsuit vigorously.

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

On August 18, 2009, Redbox Automated Retail, LLC (“Redbox”) filed suit against Warner Home Video (“WHV”), a division of Warner Bros. Home Entertainment Inc., in the U.S. District Court for the District of Delaware. The complaint alleges violations of Section 1 of the Sherman Antitrust Act, copyright misuse, and a claim for tortious interference with contractual relations, all in connection with WHV’s unilateral announcement of a planned change to the terms of distribution of its DVDs. WHV filed motions to dismiss the original and amended complaints in October and December of 2009, respectively. On February 16, 2010, WHV and Redbox announced a new distribution agreement that will make Warner Bros. new release DVD and Blu-ray Disc titles available to Redbox after a 28-day window. The new agreement will run through January 31, 2012. Also on February 16, 2010, Redbox dismissed, with prejudice, its lawsuit against WHV.

On September 9, 2009, several music labels filed a complaint, and on October 9, 2009 filed an amended complaint, in the U.S. District Court for the Middle District of Tennessee against the Company and its wholly-owned subsidiaries, Warner Bros. Entertainment Inc., Telepictures Productions Inc., and WAD Productions Inc., among other named defendants. Plaintiffs allege that defendants made unauthorized use of certain sound recordings on The Ellen DeGeneres Show, in violation of the federal Copyright Act and the Tennessee Consumer Protection Act. Plaintiffs seek unspecified monetary damages. On November 25, 2009, defendants filed motions to transfer the case to the U.S. District Court for the Central District of California. In January 2010, the Company and its subsidiaries reached an agreement with Sony Music Entertainment (“Sony”) to resolve Sony’s asserted claims on terms that are not material to the Company. The Company intends to defend against the claims by the remaining plaintiffs in the lawsuit vigorously.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On June 6, 2005, David McDavid and certain related entities (collectively, “McDavid”) filed a complaint against Turner Broadcasting System, Inc. (“Turner”) and the Company in Georgia state court. The complaint asserted, among other things, claims for breach of contract, breach of fiduciary duty, promissory estoppel and fraud relating to an alleged oral agreement between plaintiffs and Turner for the sale of the Atlanta Hawks and Thrashers sports franchises and certain operating rights to the Philips Arena. On August 20, 2008, the court issued an order dismissing all claims against the Company. The court also dismissed certain claims against Turner for breach of an alleged oral exclusivity agreement, for promissory estoppel based on the alleged exclusivity agreement and for breach of fiduciary duty. A trial as to the remaining claims against Turner commenced on October 8, 2008 and concluded on December 2, 2008. On December 9, 2008, the jury announced its verdict in favor of McDavid on the breach of contract and promissory estoppel claims, awarding damages on those claims of $281 million and $35 million, respectively. Pursuant to the court’s direction that McDavid choose one of the two claim awards, McDavid elected the $281 million award. The jury found in favor of Turner on the two remaining claims of fraud and breach of confidential information. On January 12, 2009, Turner filed a motion to overturn the jury verdict or, in the alternative, for a new trial, and, on April 22, 2009, the court denied the motion. On April 23, 2009, Turner filed a notice of appeal to the Georgia Court of Appeals and on June 15, 2009 posted a $25 million letter of credit as security pending appeal. Oral argument was held before the court on November 17, 2009. The Company has a reserve established for this matter at December 31, 2009 of approximately $302 million (including interest accrued through such date), although it intends to defend against this lawsuit vigorously.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, “Anderson News”) filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time/Warner Retail Sales & Marketing, Inc. Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Plaintiffs are seeking unspecified monetary damages. On December 14, 2009, defendants filed motions to dismiss the complaint. The Company intends to defend against this lawsuit vigorously.

On January 17, 2002, former AOL Community Leader volunteers filed a class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, AOL and AOL Community, Inc. under the Employee Retirement Income Security Act of 1974. The complaint was later amended to name the Administrative Committees of the Company and AOL. While the Company has reported on this case in its notes to financial statements and still intends to defend against this lawsuit vigorously, following the separation of AOL from the Company in December 2009, the Company does not view the remaining claims brought against the Company or its Administrative Committee to be material. As a result, the Company does not intend to include disclosure regarding this matter in its future notes to financial statements.

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

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. These transactions have been executed on terms comparable to those of transactions with unrelated third parties and primarily include the licensing of broadcast rights to The CW for film and television product by the Filmed Entertainment segment and the licensing of rights to carry cable television programming provided by the Networks segment.

Income (expense) resulting from transactions with related parties consists of (millions):

	Years Ended December 31,
	2009	2008	2007
		(recast)	(recast)

Revenues	$261	$389	$329
Costs of revenues	(10)	(8)	(35)
Selling, general and administrative	(17)	(12)	(10)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.	ADDITIONAL FINANCIAL INFORMATION

Cash Flows

Additional financial information with respect to cash (payments) and receipts is as follows (millions):

	Years Ended December 31,
	2009	2008	2007
		(recast)	(recast)

Cash payments made for interest	$(1,114)	$(1,369)	$(1,490)
Interest income received	43	64	85

Cash interest payments, net	$(1,071)	$(1,305)	$(1,405)

Cash payments made for income taxes	$(1,178)	$(696)	$(593)
Income tax refunds received	99	137	103
TWC and AOL tax sharing receipts, net(a)	241	342	1,139

Cash tax (payments) receipts, net	$(838)	$(217)	$649

(a)	Represents net amounts received from TWC and AOL in accordance with tax sharing agreements with TWC and AOL.

The consolidated statement of cash flows for the year December 31, 2009 does not reflect approximately $40 million of common stock repurchases that were included in other current liabilities at December 31, 2009 but for which payment was not made until the first quarter of 2010. Additionally, the consolidated statement of cash flows for the year December 31, 2009 does not reflect the noncash dividends of all shares of TWC and AOL common stock held by the Company in spin-offs to Time Warner stockholders, which together reduced Time Warner Inc. shareholders’ equity by $10.024 billion.

The consolidated statement of cash flows for the year December 31, 2008 reflects approximately $33 million of common stock repurchases that were included in other current liabilities at December 31, 2007 but for which payment was not made until 2008. Additionally, the consolidated statement of cash flows for the year December 31, 2007 reflects approximately $120 million of common stock repurchases that were included in other current liabilities at December 31, 2006 but for which payment was not made until the first quarter of 2007.

The consolidated statement of cash flows for the year ended December 31, 2007 does not reflect approximately $440 million of common stock repurchased or due from Liberty Media Corporation, indirectly attributable to the exchange of the Braves and Leisure Arts. Specifically, the $440 million represents the fair value at the time of the exchange of the Braves and Leisure Arts of $473 million, less a $33 million net working capital adjustment.

Interest Expense, Net

Interest expense, net, consists of (millions):

	Years Ended December 31,
	2009	2008	2007
		(recast)	(recast)

Interest income	$138	$168	$181
Interest expense	(1,293)	(1,493)	(1,593)

Total interest expense, net	$(1,155)	$(1,325)	$(1,412)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Loss, Net

Other loss, net, consists of (millions):

	Years Ended December 31,
	2009	2008	2007
		(recast)	(recast)

Investment gains (losses), net	$(21)	$(60)	$75
Amounts related to the separation of TWC	14	(11)	—
Costs related to the separation of AOL	(15)	—	—
Income (loss) on equity method investees	(63)	18	(24)
Losses on accounts receivable	(11)	(35)	(56)
Other	(11)	44	(4)

Total other loss, net	$(107)	$(44)	$(9)

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of (millions):

	December 31,	December 31,
	2009	2008
		(recast)

Accounts payable	$679	$749
Accrued expenses	2,518	2,482
Participations payable	2,652	2,522
Programming costs payable	736	681
Accrued compensation	926	923
Accrued interest	257	265
Accrued income taxes	129	157

Total accounts payable and accrued liabilities	$7,897	$7,779

Other Noncurrent Liabilities

Other noncurrent liabilities consist of (millions):

	December 31,	December 31,
	2009	2008
		(recast)

Noncurrent tax and interest reserves	$2,173	$2,096
Participations payable	766	1,384
Programming costs payable	1,242	1,145
Noncurrent pension and post retirement liabilities	585	829
Deferred compensation	565	549
Other noncurrent liabilities	684	716

Total other noncurrent liabilities	$6,015	$6,719

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Receivable and Receivables Securitized

Accounts receivable and receivables securitized consist of (millions):

	December 31,	December 31,
	2009	2008
		(recast)

Securitized trade receivables	$2,095	$1,984
Receivables sold to third parties	(805)	(805)

Retained interests in securitizations	1,290	1,179
Receivables not subject to securitizations	6,074	6,221

Receivables, including retained interest in securitizations	7,364	7,400
Allowances	(2,253)	(2,229)

Current receivables, including retained interests in securitizations, net	5,111	5,171
Noncurrent receivables (included in other assets)	851	983

Total receivables	$5,962	$6,154

Revenues (and related receivables) from the distribution of television product are recognized when the film or series is made available to customers for exploitation. In certain circumstances, the availability dates granted to the customers may precede the date the Company, pursuant to the terms of the applicable contractual arrangements, may bill the customers for these sales. Unbilled accounts receivable, which primarily relate to the aforementioned distribution of television product, totaled $2.105 billion and $2.283 billion at December 31, 2009 and December 31, 2008, respectively. Included in the unbilled accounts receivable at December 31, 2009 was $1.455 billion to be billed in the next twelve months.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2009 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 149 herein.

TIME WARNER INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Time Warner Inc.

We have audited the accompanying consolidated balance sheets of Time Warner Inc. (“Time Warner”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and equity for each of the three years in the period ended December 31, 2009. Our audits also included the Supplementary Information and Financial Statement Schedule II listed in the index at Item 15(a). These financial statements, supplementary information and schedule are the responsibility of Time Warner’s management. Our responsibility is to express an opinion on these financial statements, supplementary information and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Financial Statement Schedule and Supplementary Information, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the accompanying consolidated financial statements, on January 1, 2009 Time Warner adopted accounting guidance for noncontrolling interests, and accounting guidance which requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents be considered participating securities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Time Warner’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion thereon.

Ernst & Young LLP

/s/ Ernst & Young LLP

New York, NY
February 19, 2010

TIME WARNER INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Time Warner Inc.

We have audited Time Warner Inc.’s (“Time Warner”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Time Warner’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Time Warner’s internal control over financial reporting based on our audit.

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

In our opinion, Time Warner maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Time Warner as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and equity for each of the three years in the period ended December 31, 2009 of Time Warner and our report dated February 19, 2010 expressed an unqualified opinion thereon.

Ernst & Young LLP

/s/ Ernst & Young LLP

New York, NY
February 19, 2010

TIME WARNER INC.
SELECTED FINANCIAL INFORMATION

The selected financial information set forth below for each of the three years in the period ended December 31, 2009 has been derived from and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for the years ended December 31, 2006 and December 31, 2005 has been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. Certain reclassifications have been made to conform to the 2009 presentation.

	Years Ended December 31,
	2009	2008	2007	2006	2005
		(recast)	(recast)	(recast)	(recast)
	(millions, except per share amounts)

Selected Operating Statement Information:
Total revenues	$25,785	$26,516	$26,211	$24,886	$25,408
Operating income (loss)(a)	4,545	(3,028)	4,167	3,229	1,049
Amounts attributable to Time Warner Inc. shareholders:
Income (loss) from continuing operations(a)(b)	$2,079	$(5,094)	$1,889	$2,718	$471
Discontinued operations, net of tax	389	(8,308)	2,498	3,809	2,200
Cumulative effect of accounting change(c)	—	—	—	25	—

Net income (loss)	$2,468	$(13,402)	$4,387	$6,552	$2,671

Per share information attributable to Time Warner Inc. common shareholders:
Basic income (loss) per common from continuing operations	$1.75	$(4.27)	$1.52	$1.95	$0.30
Discontinued operations	0.33	(6.96)	2.02	2.73	1.42
Cumulative effect of accounting change	—	—	—	0.02	—

Basic net income (loss) per common share	$2.08	$(11.23)	$3.54	$4.70	$1.72
Diluted income (loss) per common share from continuing operations	$1.74	$(4.27)	$1.51	$1.93	$0.30
Discontinued operations	0.33	(6.96)	1.99	2.70	1.40
Cumulative effect of accounting change	—	—	—	0.02	—

Diluted net income (loss) per common share	$2.07	$(11.23)	$3.50	$4.65	$1.70
Average common shares:
Basic	1,184.0	1,194.2	1,239.6	1,394.2	1,549.4
Diluted	1,195.1	1,194.2	1,254.0	1,408.3	1,570.0

(a)	2009 includes a $52 million noncash impairment of intangible assets related to Turner’s interest in a general entertainment network in India, a $33 million loss on the sale of Warner Bros.’ Italian cinema assets, a $33 million noncash impairment of certain fixed assets at the Publishing segment and $30 million in net expenses related to securities litigation and government investigations. 2008 includes a $7.139 billion noncash impairment to reduce the carrying value of goodwill and intangible assets at the Publishing segment, an $18 million noncash impairment of GameTap, an online video game business, a $3 million loss on the sale of GameTap, a $30 million noncash impairment related to a sub-lease with a tenant that filed for bankruptcy in September 2008, a $21 million noncash impairment of Southern Living At Home, which was sold in the third quarter of 2009, a $5 million noncash impairment related to certain other asset write-offs and $21 million in net expenses related to securities litigation and government investigations. 2007 includes a $34 million noncash impairment of the Court TV tradename as a result of rebranding the Court TV network name to truTV, a $6 million gain on the sale of four non-strategic magazine titles, $153 million in legal reserves related to securities litigation and $18 million in net expenses related to securities litigation and government investigations. 2006 includes a $200 million noncash impairment related to reduction of the carrying value of The WB Network’s goodwill, a $20 million gain on the sale of two aircraft, $650 million in legal reserves related to securities litigation and $55 million in net expenses related to securities litigation and government investigations. 2005 includes an $8 million gain related to the collection of a loan made in conjunction with the Company’s 2003 sale of Time Life, which was previously fully reserved due to concerns about recoverability, a $5 million gain related to the sale of a property in California, $3 billion in legal reserves related to securities litigation and $135 million in net recoveries related to securities litigation and government investigations. Also includes merger-related costs and restructurings of $212 million in 2009, $327 million in 2008, $114 million in 2007, $122 million in 2006 and $65 million in 2005.
(b)	Includes net gains (losses) on investments of $21 million in 2009, $(60) million in 2008, $75 million in 2007, $1.039 billion in 2006 and $127 million in 2005.
(c)	Reflects a noncash benefit of $25 million in 2006 as the cumulative effect of an accounting change upon the adoption of accounting guidance related to equity based compensation to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are ultimately not expected to vest.

TIME WARNER INC.
SELECTED FINANCIAL INFORMATION – (Continued)

	December 31,
	2009	2008	2007	2006	2005
		(recast)	(recast)	(recast)	(recast)
	(millions, except per share amounts)

Selected Balance Sheet Information:
Cash and equivalents	$4,800	$1,099	$1,133	$1,087	$4,063
Total assets	65,730	114,057	134,008	133,009	123,698
Debt due within one year	59	2,041	51	24	25
Long-term debt	15,357	19,855	23,402	20,400	15,665
Time Warner Inc. shareholders’ equity	33,383	42,288	58,536	60,389	65,105
Total capitalization at book value	48,799	64,184	81,989	80,813	80,795
Cash dividends declared per share of common stock	0.750	0.750	0.705	0.630	0.300

TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION
(Unaudited)

The following table sets forth the quarterly information for Time Warner:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
		(recast)	(recast)
	(recast)
	(millions, except per share amounts)

2009(a)(b)(d)
Total revenues	$6,086	$6,013	$6,366	$7,320
Operating income	1,048	1,018	1,254	1,225
Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$468	$425	$580	$606
Discontinued operations, net of tax	193	94	81	21

Net income	$661	$519	$661	$627

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$0.39	$0.35	$0.49	$0.52
Diluted income per common share from continuing operations	0.39	0.35	0.49	0.51
Net income per share — basic	0.55	0.43	0.56	0.54
Net income per share — diluted	0.55	0.43	0.55	0.53
Cash provided by operations from continuing operations	1,054	491	1,179	661
Common stock — high	32.94	26.49	30.14	32.82
Common stock — low	18.23	20.70	23.42	29.14
Cash dividends declared per share of common stock	0.1875	0.1875	0.1875	0.1875

See notes on following pages.

TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION – (Continued)
(Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(recast, millions, except per share amounts)

2008(b)(c)(d)(e)
Total revenues	$6,356	$6,421	$6,578	$7,161
Operating income (loss)	1,027	977	1,280	(6,312)
Amounts attributable to Time Warner Inc. shareholders:
Income (loss) from continuing operations	$384	$414	$631	$(6,523)
Discontinued operations, net of tax	387	378	436	(9,509)

Net income (loss)	$771	$792	$1,067	$(16,032)

Per share information attributable to Time Warner Inc. common shareholders:
Basic income (loss) per common share from continuing operations	$0.32	$0.35	$0.53	$(5.46)
Diluted income (loss) per common share from continuing operations	0.32	0.34	0.52	(5.46)
Net income (loss) per share — basic	0.65	0.66	0.89	(13.41)
Net income (loss) per share — diluted	0.64	0.66	0.89	(13.41)
Cash provided by operations from continuing operations	1,348	598	1,528	590
Common stock — high	50.61	49.89	50.10	39.54
Common stock — low	40.95	42.06	38.04	21.21
Cash dividends declared per share of common stock	0.1875	0.1875	0.1875	0.1875

(a)	Time Warner’s operating income (loss) per common share in 2009 was affected by certain significant transactions and other items affecting comparability. These items consisted of (i) a $33 million loss on the sale of Warner Bros.’ Italian cinema assets in the third quarter; (ii) a $52 million noncash impairment of intangible assets related to Turner’s interest in a general entertainment network in India in the third quarter and a $33 million noncash impairment of certain fixed assets at the Publishing segment in the fourth quarter; (iii) the following net restructuring costs: $36 million during the first quarter, $27 million during the second quarter, $29 million during the third quarter and $120 million during the fourth quarter (Note 12); and (iv) $7 million in net expenses related to securities litigation and government investigations in each of the first, second and third quarters and $9 million in net expenses related to securities litigation and government investigations in the fourth quarter.
(b)	The per share information attributable to Time Warner Inc. common shareholders reflects the 1-for-3 reverse stock split of the Company’s common stock that became effective on March 27, 2009. Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.
(c)	Time Warner’s operating income (loss) per common share in 2008 was affected by certain significant transactions and other items affecting comparability. These items consisted of (i) an $18 million noncash impairment of GameTap, an online video game business, during the second quarter, a $30 million noncash asset impairment related to the sub-lease with a tenant that filed for bankruptcy in September 2008 during the third quarter, a $7.139 billion noncash impairment to reduce the carrying value of goodwill and intangible assets at the Publishing segment, a $21 million noncash impairment of Southern Living At Home, which was sold in the third quarter of 2009, and a $5 million noncash impairment related to certain other asset write-offs during the fourth quarter; (ii) the following net restructuring costs: $133 million during the first quarter, $2 million during the second quarter, $18 million during the third quarter and $174 million during the fourth quarter (Note 12); (iii) net losses from the disposal of consolidated assets of $3 million in the third quarter; and (iv) $4 million in net expenses related to securities litigation and government investigations in both the first and second quarters, $5 million in net expenses related to securities litigation and government investigations in the third quarter and $8 million in net expenses related to securities litigation and government investigations in the fourth quarter.
(d)	As a result of the legal and structural separation of AOL Inc., the Company has presented the financial condition and results of operations of its former AOL segment as discontinued operations for all periods. In 2009, this resulted in (i) a reduction of revenues of $859 million in the first quarter, $796 million in the second quarter and $769 million in the third quarter; (ii) a decrease in operating income of $150 million in the first quarter, $165 million in the second quarter and $134 million in the third quarter; and (iii) a decrease in income from continuing

TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION – (Continued)
(Unaudited)

operations attributable to Time Warner Inc. shareholders of $95 million in the first quarter, $100 million in the second quarter and $82 million in the third quarter. In 2008, this resulted in (i) a reduction of revenues of $1.114 billion in the first quarter, $1.048 billion in the second quarter, $1.001 billion in the third quarter and $958 million in the fourth quarter; (ii) a decrease in operating income of $284 million in the first quarter, $230 million in the second quarter, $268 million in the third quarter and an increase in operating income of $1.929 billion in the fourth quarter; and (iii) a decrease in income from continuing operations attributable to Time Warner Inc. shareholders of $175 million in the first quarter, $156 million in the second quarter, $137 million in the third quarter and an increase in income from continuing operations attributable to Time Warner Inc. shareholders of $1.897 billion in the fourth quarter.
(e)	As a result of the legal and structural separation of Time Warner Cable Inc., the Company has presented the results of operations of its former Cable segment as discontinued operations for all periods. In the fourth quarter of 2008, this resulted in a reduction of revenues, an increase in operating income and a reduction in loss from continuing operations attributable to Time Warner Inc. shareholders of $4.187 billion, $13.945 billion and $7.617 billion, respectively.

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Overview

Set forth below are recast condensed consolidating financial statements presenting the financial position, results of operations and cash flows of (i) Time Warner Inc. (the “Parent Company”), (ii) Historic TW Inc. (in its own capacity and as successor to Time Warner Companies, Inc.), Home Box Office, Inc., and Turner Broadcasting System, Inc., each a wholly owned subsidiary of the Parent Company, on a combined basis (collectively, the “Guarantor Subsidiaries”), (iii) the direct and indirect non-guarantor subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) on a combined basis and (iv) the eliminations necessary to arrive at the information for Time Warner Inc. on a consolidated basis. The Guarantor Subsidiaries, fully and unconditionally, jointly and severally, guarantee the securities issued under the Indentures on an unsecured basis.

The 2008 and 2007 financial information has been recast so that the basis of presentation is consistent with that of the 2009 financial information. These condensed consolidating financial statements have been recast to reflect (i) the financial condition and results of operations of Time Warner Cable Inc. and AOL Inc. as discontinued operations for all periods presented, (ii) the adoption of accounting guidance pertaining to noncontrolling interests, (iii) the adoption of accounting guidance pertaining to participating securities, and (iv) the 1-for-3 reverse stock split of the Parent Company’s common stock that became effective on March 27, 2009.

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

Corporate overhead expenses have been reflected as expenses of the Parent Company and have not been allocated to the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries. Certain transfers of cash between subsidiaries and their parent companies, and intercompany dividends, are reflected as cash flows from investing and financing activities in the accompanying condensed consolidating statements of cash flows. All other intercompany activity is reflected in cash flows from operations.

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet
December 31, 2009
(millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and equivalents	$3,863	$138	$799	$—	$4,800
Receivables, net	44	641	4,426	—	5,111
Inventories	—	506	1,273	—	1,779
Deferred income taxes	670	633	478	(1,111)	670
Prepaid expenses and other current assets	148	68	431	—	647

Total current assets	4,725	1,986	7,407	(1,111)	13,007
Noncurrent inventories and film costs	—	1,814	4,077	(114)	5,777
Investments in amounts due to and from consolidated subsidiaries	41,563	20,765	11,241	(73,569)	—
Investments, including available-for-sale securities	65	392	1,242	(518)	1,181
Property, plant and equipment, net	382	496	3,085	—	3,963
Intangible assets subject to amortization, net	—	1	3,067	—	3,068
Intangible assets not subject to amortization	—	2,007	5,829	—	7,836
Goodwill	—	9,879	19,916	—	29,795
Other assets	195	69	839	—	1,103

Total assets	$46,930	$37,409	$56,703	$(75,312)	$65,730

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$657	$1,164	$6,139	$(63)	$7,897
Deferred revenue	—	13	793	(20)	786
Debt due within one year	—	12	47	—	59
Current liabilities of discontinued operations	23	—	—	—	23

Total current liabilities	680	1,189	6,979	(83)	8,765
Long-term debt	9,979	5,335	43	—	15,357
Due (to) from affiliates	(907)	—	907	—	—
Deferred income taxes	1,598	3,138	2,649	(5,787)	1,598
Deferred revenue	—	—	360	(91)	269
Other noncurrent liabilities	2,197	2,004	3,574	(1,760)	6,015
Equity
Due (to) from Time Warner and subsidiaries	—	(19,327)	1,456	17,871	—
Other shareholders’ equity	33,383	45,070	40,392	(85,462)	33,383

Total Time Warner Inc. shareholders’ equity	33,383	25,743	41,848	(67,591)	33,383
Noncontrolling interests	—	—	343	—	343

Total equity	33,383	25,743	42,191	(67,591)	33,726

Total liabilities and equity	$46,930	$37,409	$56,703	$(75,312)	$65,730

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet
December 31, 2008
(recast, millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and equivalents	$469	$103	$527	$—	$1,099
Receivables, net	67	675	4,429	—	5,171
Inventories	—	548	1,294	—	1,842
Deferred income taxes	565	450	406	(856)	565
Prepaid expenses and other current assets	215	106	409	—	730
Current assets of discontinued operations	—	—	7,215	—	7,215

Total current assets	1,316	1,882	14,280	(856)	16,622
Noncurrent inventories and film costs	—	1,737	3,726	(124)	5,339
Investments in amounts due to and from consolidated subsidiaries	59,763	38,201	11,178	(109,142)	—
Investments, including available-for-sale securities	68	382	1,038	(461)	1,027
Property, plant and equipment, net	406	499	3,200	—	4,105
Intangible assets subject to amortization, net	—	2	3,193	—	3,195
Intangible assets not subject to amortization	—	2,009	5,719	—	7,728
Goodwill	—	9,879	20,388	—	30,267
Other assets	105	101	996	—	1,202
Noncurrent assets of discontinued operations	—	—	44,574	—	44,574

Total assets	$61,658	$54,692	$108,292	$(110,583)	$114,059

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$463	$1,032	$6,371	$(87)	$7,779
Deferred revenue	—	8	880	(16)	872
Debt due within one year	2,000	12	29	—	2,041
Current liabilities of discontinued operations	—	—	3,447	—	3,447

Total current liabilities	2,463	1,052	10,727	(103)	14,139
Long-term debt	14,466	5,350	39	—	19,855
Due (to) from affiliates	(847)	—	847	—	—
Deferred income taxes	1,161	2,781	2,681	(5,462)	1,161
Deferred revenue	—	—	379	(113)	266
Other noncurrent liabilities	2,127	2,330	4,083	(1,821)	6,719
Noncurrent liabilities of discontinued operations	—	—	26,249	—	26,249
Equity
Due (to) from Time Warner and subsidiaries	—	(15,308)	(30,161)	45,469	—
Other shareholders’ equity	42,288	58,487	89,927	(148,414)	42,288

Total Time Warner Inc. shareholders’ equity	42,288	43,179	59,766	(102,945)	42,288
Noncontrolling interests	—	—	3,521	(139)	3,382

Total equity	42,288	43,179	63,287	(103,084)	45,670

Total liabilities and equity	$61,658	$54,692	$108,292	$(110,583)	$114,059

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations
For The Year Ended December 31, 2009
(millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$5,132	$20,994	$(341)	$25,785

Costs of revenues	—	(2,558)	(12,209)	329	(14,438)
Selling, general and administrative	(345)	(845)	(4,970)	7	(6,153)
Amortization of intangible assets	—	—	(319)	—	(319)
Restructuring costs	—	(8)	(204)	—	(212)
Asset impairments	—	(2)	(83)	—	(85)
Loss on sale of assets	—	—	(33)	—	(33)

Operating income (loss)	(345)	1,719	3,176	(5)	4,545
Equity in pretax income of consolidated subsidiaries	4,377	3,065	1,226	(8,668)	—
Interest income (expense), net	(738)	(427)	4	6	(1,155)
Other loss, net	(11)	(8)	(1)	(87)	(107)

Income from continuing operations before income taxes	3,283	4,349	4,405	(8,754)	3,283
Income tax provision	(1,194)	(1,539)	(1,612)	3,151	(1,194)

Income from continuing operations	2,089	2,810	2,793	(5,603)	2,089
Discontinued operations, net of tax	428	157	509	(666)	428

Net income	2,517	2,967	3,302	(6,269)	2,517
Less Net income attributable to noncontrolling interests	(49)	(35)	(63)	98	(49)

Net income attributable to Time Warner Inc. shareholders	$2,468	$2,932	$3,239	$(6,171)	$2,468

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations
For The Year Ended December 31, 2008
(recast, millions)

			Non-		Time
	Parent	Guarantor	Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$5,049	$21,838	$(371)	$26,516

Costs of revenues	—	(2,637)	(12,684)	368	(14,953)
Selling, general and administrative	(343)	(1,097)	(5,255)	3	(6,692)
Amortization of intangible assets	—	(2)	(354)	—	(356)
Restructuring costs	(12)	3	(318)	—	(327)
Asset impairments	—	—	(7,213)	—	(7,213)
Loss on sale of assets	—	—	(3)	—	(3)

Operating income (loss)	(355)	1,316	(3,989)	—	(3,028)
Equity in pretax income (loss) of consolidated subsidiaries	(3,163)	(3,599)	1,435	5,327	—
Interest income (expense), net	(920)	(917)	512	—	(1,325)
Other income (loss), net	41	26	(95)	(16)	(44)

Loss from continuing operations before income taxes	(4,397)	(3,174)	(2,137)	5,311	(4,397)
Income tax provision	(692)	(1,149)	(1,432)	2,581	(692)

Loss from continuing operations	(5,089)	(4,323)	(3,569)	7,892	(5,089)
Discontinued operations, net of tax	(9,559)	(8,136)	(9,525)	17,661	(9,559)

Net loss	(14,648)	(12,459)	(13,094)	25,553	(14,648)
Less Net loss attributable to noncontrolling interests	1,246	1,169	1,261	(2,430)	1,246

Net loss attributable to Time Warner Inc. shareholders	$(13,402)	$(11,290)	$(11,833)	$23,123	$(13,402)

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations
For The Year Ended December 31, 2007
(recast, millions)

			Non-		Time
	Parent	Guarantor	Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$4,840	$21,674	$(303)	$26,211

Costs of revenues	—	(2,650)	(13,043)	300	(15,393)
Selling, general and administrative	(553)	(741)	(4,912)	3	(6,203)
Amortization of intangible assets	—	(2)	(304)	—	(306)
Restructuring costs	(10)	(37)	(67)	—	(114)
Asset impairments	—	—	(34)	—	(34)
Gain on sale of assets	—	—	6	—	6

Operating income (loss)	(563)	1,410	3,320	—	4,167
Equity in pretax income of consolidated subsidiaries	4,212	3,889	1,391	(9,492)	—
Interest income (expense), net	(955)	(1,137)	680	—	(1,412)
Other income (loss), net	52	(17)	7	(51)	(9)

Income from continuing operations before income taxes	2,746	4,145	5,398	(9,543)	2,746
Income tax provision	(859)	(1,423)	(1,863)	3,286	(859)

Income from continuing operations	1,887	2,722	3,535	(6,257)	1,887
Discontinued operations, net of tax	2,740	1,375	2,734	(4,109)	2,740

Net income	4,627	4,097	6,269	(10,366)	4,627
Less Net income attributable to noncontrolling interests	(240)	(180)	(273)	453	(240)

Net income attributable to Time Warner Inc. shareholders	$4,387	$3,917	$5,996	$(9,913)	$4,387

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows
For The Year Ended December 31, 2009
(millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATIONS
Net income	$2,517	$2,967	$3,302	$(6,269)	$2,517
Less Discontinued operations, net of tax	428	157	509	(666)	428

Net income from continuing operations	2,089	2,810	2,793	(5,603)	2,089
Adjustments for noncash and nonoperating items:
Depreciation and amortization	40	127	831	—	998
Amortization of film and television costs	—	2,032	4,586	5	6,623
Asset impairments	—	2	83	—	85
Loss on investments and other assets, net	9	3	37	—	49
Deficiency of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(4,377)	(3,065)	(1,226)	8,668	—
Equity in (income) losses of investee companies, net of cash distributions	—	(6)	74	—	68
Equity-based compensation	34	45	96	—	175
Deferred income taxes	341	371	352	(723)	341
Changes in operating assets and liabilities, net of acquisitions	872	(685)	(4,878)	(2,352)	(7,043)
Intercompany	—	1,742	(1,742)	—	—

Cash provided (used) by operations from continuing operations	(992)	3,376	1,006	(5)	3,385

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	—	(2)	—	(4)
Investments and acquisitions, net of cash acquired	(322)	(5)	(418)	—	(745)
Capital expenditures	(33)	(125)	(403)	—	(561)
Investment proceeds from available-for-sale securities	3	—	47	—	50
Proceeds from the Special Dividend paid by Time Warner Cable Inc.	9,253	—	—	—	9,253
Advances to parent and consolidated subsidiaries	3,968	788	—	(4,756)	—
Other investment proceeds	64	35	150	—	249

Cash used by investing activities from continuing operations	12,931	693	(626)	(4,756)	8,242

FINANCING ACTIVITIES
Borrowings	3,493	—	90	—	3,583
Debt repayments	(9,983)	—	(68)	—	(10,051)
Proceeds from exercise of stock options	56	—	—	—	56
Excess tax benefit on stock options	1	—	—	—	1
Principal payments on capital leases	—	(14)	(6)	—	(20)
Repurchases of common stock	(1,158)	—	—	—	(1,158)
Dividends paid	(897)	—	—	—	(897)
Other financing activities	(57)	—	—	—	(57)
Change in due to/from parent and investment in segment	—	(4,020)	(741)	4,761	—

Cash provided (used) by financing activities from continuing operations	(8,545)	(4,034)	(725)	4,761	(8,543)

Cash provided (used) by continuing operations	3,394	35	(345)	—	3,084

Cash provided by operations from discontinued operations	—	—	1,324	—	1,324
Cash used by investing activities from discontinued operations	—	—	(763)	—	(763)
Cash used by financing activities from discontinued operations	—	—	(5,255)	—	(5,255)
Effect of change in cash and equivalents of discontinued operations	—	—	5,311	—	5,311

Cash provided by discontinued operations	—	—	617	—	617

INCREASE IN CASH AND EQUIVALENTS	3,394	35	272	—	3,701
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	469	103	527	—	1,099

CASH AND EQUIVALENTS AT END OF PERIOD	$3,863	$138	$799	$—	$4,800

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows
For The Year Ended December 31, 2008
(recast, millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATIONS
Net loss	$(14,648)	$(12,459)	$(13,094)	$25,553	$(14,648)
Less Discontinued operations, net of tax	(9,559)	(8,136)	(9,525)	17,661	(9,559)

Net loss from continuing operations	(5,089)	(4,323)	(3,569)	7,892	(5,089)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	43	117	866	—	1,026
Amortization of film and television costs	—	2,072	3,819	—	5,891
Asset impairments	—	—	7,213	—	7,213
(Gain) loss on investments and other assets, net	(14)	3	63	—	52
Excess (deficiency) of distributions over equity in pretax (income) loss of consolidated subsidiaries, net of cash distributions	3,163	3,599	(1,435)	(5,327)	—
Equity in (income) losses of investee companies, net of cash distributions	—	(41)	68	—	27
Equity-based compensation	44	43	105	—	192
Deferred income taxes	407	244	118	(362)	407
Changes in operating assets and liabilities, net of acquisitions	81	(1,360)	(2,178)	(2,198)	(5,655)
Intercompany	—	1,599	(1,599)	—	—

Cash provided (used) by operations from continuing operations	(1,365)	1,953	3,471	5	4,064

INVESTING ACTIVITIES
Investments in available-for-sale securities	(9)	—	(10)	—	(19)
Investments and acquisitions, net of cash acquired	(98)	(16)	(599)	—	(713)
Capital expenditures and product development costs	(15)	(145)	(524)	—	(684)
Investment proceeds from available-for-sale securities	10	—	3	—	13
Advances to parent and consolidated subsidiaries	3,072	2,988	1,256	(7,316)	—
Other investment proceeds	21	41	69	—	131

Cash provided (used) by investing activities from continuing operations	2,981	2,868	195	(7,316)	(1,272)

FINANCING ACTIVITIES
Borrowings	33,170	—	14	—	33,184
Debt repayments	(34,539)	(166)	(26)	—	(34,731)
Proceeds from exercise of stock options	134	—	—	—	134
Excess tax benefit on stock options	3	—	—	—	3
Principal payments on capital leases	—	(5)	(12)	—	(17)
Repurchases of common stock	(332)	—	—	—	(332)
Dividends paid	(901)	—	—	—	(901)
Other financing activities	(3)	—	(1)	—	(4)
Change in due to/from parent and investment in segment	735	(4,600)	(3,446)	7,311	—

Cash used by financing activities from continuing operations	(1,733)	(4,771)	(3,471)	7,311	(2,664)

Cash provided (used) by continuing operations	(117)	50	195	—	128

Cash provided by operations from discontinued operations	—	—	6,268	—	6,268
Cash used by investing activities from discontinued operations	—	—	(5,213)	—	(5,213)
Cash provided by financing activities from discontinued operations	—	—	3,983	—	3,983
Effect of change in cash and equivalents of discontinued operations	—	—	(5,200)	—	(5,200)

Cash used by discontinued operations	—	—	(162)	—	(162)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(117)	50	33	—	(34)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	586	53	494	—	1,133

CASH AND EQUIVALENTS AT END OF PERIOD	$469	$103	$527	$—	$1,099

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows
For The Year Ended December 31, 2007
(recast, millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATIONS
Net income	$4,627	$4,097	$6,269	$(10,366)	$4,627
Less Discontinued operations, net of tax	2,740	1,375	2,734	(4,109)	2,740

Net income from continuing operations	1,887	2,722	3,535	(6,257)	1,887
Adjustments for noncash and nonoperating items:
Depreciation and amortization	44	104	784	—	932
Amortization of film and television costs	—	2,042	4,034	—	6,076
Asset impairments	—	—	34	—	34
Gain on investments and other assets, net	(8)	—	(71)	—	(79)
Deficiency of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(4,212)	(3,889)	(1,391)	9,492	—
Equity in (income) losses of investee companies, net of cash distributions	—	(5)	54	—	49
Equity-based compensation	50	38	107	—	195
Deferred income taxes	1,296	(190)	94	96	1,296
Changes in operating assets and liabilities, net of acquisitions	32	(1,251)	(2,365)	(3,410)	(6,994)
Intercompany	—	1,836	(1,836)	—	—

Cash provided (used) by operations from continuing operations	(911)	1,407	2,979	(79)	3,396

INVESTING ACTIVITIES
Investments in available-for-sale securities	(7)	—	(87)	—	(94)
Investments and acquisitions, net of cash acquired	2	(14)	(539)	—	(551)
Capital expenditures and product development costs	(2)	(171)	(543)	—	(716)
Investment proceeds from available-for-sale securities	10	—	26	—	36
Advances to parent and consolidated subsidiaries	4,234	4,290	1,147	(9,671)	—
Other investment proceeds	(4)	29	598	—	623

Cash provided (used) by investing activities from continuing operations	4,233	4,134	602	(9,671)	(702)

FINANCING ACTIVITIES
Borrowings	6,293	—	9	—	6,302
Debt repayments	(2,722)	(546)	(4)	—	(3,272)
Proceeds from exercise of stock options	520	—	1	—	521
Excess tax benefit on stock options	71	—	—	—	71
Principal payments on capital leases	—	(8)	(8)	—	(16)
Repurchases of common stock	(6,231)	—	—	—	(6,231)
Dividends paid	(871)	—	—	—	(871)
Other financing activities	(3)	—	(1)	—	(4)
Change in due to/from parent and investment in segment	—	(5,016)	(4,734)	9,750	—

Cash used by financing activities from continuing operations	(2,943)	(5,570)	(4,737)	9,750	(3,500)

Cash provided (used) by continuing operations	379	(29)	(1,156)	—	(806)

Cash provided by operations from discontinued operations	—	—	5,077	—	5,077
Cash used by investing activities from discontinued operations	—	—	(3,316)	—	(3,316)
Cash used by financing activities from discontinued operations	—	—	(988)	—	(988)
Effect of change in cash and equivalents of discontinued operations	—	—	79	—	79

Cash provided by discontinued operations	—	—	852	—	852

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	379	(29)	(304)	—	46
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	207	82	798	—	1,087

CASH AND EQUIVALENTS AT END OF PERIOD	$586	$53	$494	$—	$1,133

TIME WARNER INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008 and 2007
(millions)

	Balance at	Additions Charged		Balance at
	Beginning of	to Costs		End of
Description	Period	and Expenses	Deductions	Period

2009:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$438	$87	$(152)	$373
Reserves for sales returns and allowances	1,791	2,673	(2,584)	1,880

Total	$2,229	$2,760	$(2,736)	$2,253

2008 (recast):
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$423	$122	$(107)	$438
Reserves for sales returns and allowances	1,869	3,017	(3,095)	1,791

Total	$2,292	$3,139	$(3,202)	$2,229

2007 (recast):
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$429	$70	$(76)	$423
Reserves for sales returns and allowances	1,726	2,853	(2,710)	1,869

Total	$2,155	$2,923	$(2,786)	$2,292

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page Number

2.1	Separation and Distribution Agreement by and between the Registrant and AOL Inc. (“AOL Inc.”), dated November 16, 2009 (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 16, 2009 (the “November 2009 Form 8-K”)).	*
2.2	Separation Agreement, dated as of May 20, 2008, among the Registrant, Time Warner Cable Inc. (“Time Warner Cable”), Time Warner Entertainment Company, L.P. (“TWE”), TW NY Cable Holding Inc. (“TW NY”), Warner Communications Inc. (“WCI”), Historic TW Inc. (“Historic TW”) and American Television and Communications Corporation (“ATC”) (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2008 (the “May 2008 Form 8-K”)).	*
3.1	Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on July 27, 2007 (incorporated herein by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).	*
3.2	Certificate of Amendment, dated June 4, 2008, to the Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on June 4, 2008 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 4, 2008).	*
3.3	Certificate of Amendment, dated March 27, 2009, to the Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on March 27, 2009 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2009).	*
3.4	By-laws of the Registrant as amended through February 19, 2009 (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).	*
4.1	Form of 1993 TBS Indenture (incorporated herein by reference to Exhibit 4(a) to Turner Broadcasting System, Inc.’s (“TBS”) Registration Statement of Form S-3 (Registration No. 33-62218) filed with the Securities and Exchange Commission on (the “Commission”) on May 6, 1993).	*
4.2	First Supplemental Indenture to 1993 TBS Indenture, dated October 10, 1996 (incorporated herein by reference to Exhibit 4.25 to the Registrant’s Registration Statement on Form S-3 (Registration 333-158419) filed with the Commission on April 6, 2009 (the “April 2009 Form S-3”)).	*
4.3	Second Supplemental Indenture to 1993 TBS Indenture, dated December 5, 1997 (incorporated herein by reference to Exhibit 4.26 to the April 2009 Form S-3).	*
4.4	Third Supplemental Indenture to 1993 TBS Indenture, dated March 17, 1998 (incorporated herein by reference to Exhibit 4.27 to the April 2009 Form S-3).	*
4.5	Fourth Supplemental Indenture to 1993 TBS Indenture, dated January 11, 2001 (incorporated herein by reference to Exhibit 4.28 to the April 2009 Form S-3).	*
4.6	Fifth Supplemental Indenture to 1993 TBS Indenture (incorporated herein by reference to Exhibit 99.3 to Time Warner’s Current Report on Form 8-K filed with the Commission on February 27, 2009).	*
4.7	Sixth Supplemental Indenture to the 1993 TBS Indenture, dated April 16, 2009 (incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated April 16, 2009 (the “April 2009 Form 8-K”)).	*
4.8	Seventh Supplemental Indenture to the 1993 TBS Indenture, dated December 3, 2009 (incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated December 3, 2009 (the “December 2009 Form 8-K”)).	*

i

4.9	Indenture dated as of June 1, 1998 among Historic TW (including in its capacity as successor to Time Warner Companies, Inc. (“TWCI”)), TBS and The Bank of New York Mellon (as successor trustee to JPMorgan Chase Bank) (“BNY Mellon”), as Trustee (incorporated herein by reference to Exhibit 4 to Historic TW’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12259)).	*
4.10	First Supplemental Indenture dated as of January 11, 2001 among the Registrant, Historic TW (including in its capacity as successor to TWCI), Historic AOL LLC (“Historic AOL”), TBS, BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Transition Report on Form 10-K for the period July 1, 2000 to December 31, 2000 (the “2000 Form 10-K”)).	*
4.11	Second Supplemental Indenture, dated as of April 16, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.2 to the April 2009 Form 8-K).	*
4.12	Third Supplemental Indenture, dated December 3, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS, Home Box Office, Inc. (“HBO”) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.2 to the December 2009 Form 8-K).	*
4.13	Indenture dated as of October 15, 1992, as amended by the First Supplemental Indenture dated as of December 15, 1992, as supplemented by the Second Supplemental Indenture dated as of January 15, 1993, between Historic TW (in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.10 to TWCI’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-8637)).	*
4.14	Third Supplemental Indenture dated as of October 10, 1996 among Historic TW (including in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.2 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8637)).	*
4.15	Fourth Supplemental Indenture dated as of January 11, 2001, among the Registrant, Historic TW (including in its capacity as successor to TWCI), Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”)).	*
4.16	Fifth Supplemental Indenture, dated as of February 23, 2009 among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2009 (the “February 2009 Form 8-K”)).	*
4.17	Sixth Supplemental Indenture, dated as of April 16, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.4 to the April 2009 Form 8-K).	*
4.18	Seventh Supplemental Indenture, dated December 3, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS, HBO and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.4 to the December 2009 Form 8-K).	*
4.19	Indenture dated as of January 15, 1993 between Historic TW (in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.11 to TWCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-8637)).	*
4.20	First Supplemental Indenture dated as of June 15, 1993 between Historic TW (in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8637)).	*
4.21	Second Supplemental Indenture dated as of October 10, 1996 among Historic TW (including in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.1 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8637)).	*

4.22	Third Supplemental Indenture dated as of December 31, 1996 among Historic TW (including in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.10 to Historic TW’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-12259) (the “Historic TW 1996 Form 10-K”)).	*
4.23	Fourth Supplemental Indenture dated as of December 17, 1997 among Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.4 to Historic TW’s, TWCI’s and TBS’s Registration Statement on Form S-4 (Registration Nos. 333-45703, 333-45703-02 and 333-45703-01) filed with the Commission on February 5, 1998 (the “1998 Form S-4”)).	*
4.24	Fifth Supplemental Indenture dated as of January 12, 1998 among Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.5 to the 1998 Form S-4).	*
4.25	Sixth Supplemental Indenture dated as of March 17, 1998 among Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.15 to Historic TW’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-12259) (the “Historic TW 1997 Form 10-K”)).	*
4.26	Seventh Supplemental Indenture dated as of January 11, 2001 among the Registrant, Historic TW (including in its capacity as successor to TWCI), Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.17 to the 2000 Form 10-K).	*
4.27	Eighth Supplemental Indenture dated as of February 23, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.2 to the February 2009 Form 8-K).	*
4.28	Ninth Supplemental Indenture, dated as of April 16, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.3 to the April 2009 Form 8-K).	*
4.29	Tenth Supplemental Indenture, dated December 3, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS, HBO and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.3 to the December 2009 Form 8-K).	*
4.30	Trust Agreement dated as of April 1, 1998 (the “Historic TW Trust Agreement”) among Historic TW, as Grantor, and U.S. Trust Company of California, N.A., as Trustee (“US Trust Company”) (incorporated herein by reference to Exhibit 4.16 to the Historic TW 1997 Form 10-K). (WCI and Time Inc., as grantors, have entered into Trust Agreements dated March 31, 2003 and April 1, 1998, respectively, with U.S. Trust Company that are substantially identical in all material respects to the Historic TW Trust Agreement).	*
4.31	Indenture dated as of April 19, 2001 among the Registrant, Historic AOL, Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)	*
4.32	First Supplemental Indenture, dated as of April 16, 2009, among the Registrant, Historic AOL, Historic TW (including in its capacity as successor to TWCI), TBS, and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.1 to the April 2009 Form 8-K).	*
4.33	Second Supplemental Indenture, dated December 3, 2009, among the Registrant, Historic TW (including in its capacity as successor to TWCI), Historic AOL, TBS, HBO, and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.1 to the December 2009 Form 8-K).	*
4.34	Indenture dated as of November 13, 2006 among the Registrant, TW AOL Holdings LLC (in its capacity as successor to TW AOL Holdings Inc.), Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).	*

10.1	AOL Time Warner Inc. 1994 Stock Option Plan, as amended through October 25, 2007 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “September 2007 Form 10-Q”).	* +
10.2	Amendment to the AOL Time Warner Inc. 1994 Stock Option Plan, dated September 10, 2008 and effective October 1, 2008 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “September 2008 Form 10-Q”)).	* +
10.3	Time Warner Inc. 1997 Stock Option Plan, as amended through March 16, 2000 (incorporated herein by reference to Exhibit 10.7 to the Historic TW Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-12259)).	* +
10.4	Amendment to the Time Warner Inc. 1997 Stock Option Plan, dated September 10, 2008 and effective October 1, 2008 (incorporated herein by reference to Exhibit 10.3 to the September 2008 Form 10-Q).	* +
10.5	America Online, Inc. 1992 Employee, Director and Consultant Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the AOL Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (File No. 1-12143)).	* +
10.6	Amendment to the America Online, Inc. 1992 Employee, Director and Consultant Stock Option Plan, dated September 10, 2008 and effective October 1, 2008 (incorporated herein by reference to Exhibit 10.4 to the September 2008 Form 10-Q).	* +
10.7	Time Warner Inc. 1999 Stock Plan, as amended through March 27, 2009 (the “1999 Stock Plan”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “March 2009 Form 10-Q”)).	* +
10.8	Form of Non-Qualified Stock Option Agreement, Directors Version 4 (for awards of stock options to non-employee directors under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated January 21, 2005 (the “January 2005 Form 8-K”)).	* +
10.9	Form of Non-Qualified Stock Option Agreement, Directors Version 5 (for awards of stock options to non-employee directors under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).	* +
10.10	Form of Restricted Stock Purchase Agreement (for awards of restricted stock under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.6 to the January 2005 Form 8-K).	* +
10.11	Form of Annex 1 to Restricted Stock Purchase Agreement, Version 3 (for awards of restricted stock under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.7 to the January 2005 Form 8-K).	* +
10.12	Form of Restricted Stock Units Agreement, General RSU Agreement, Version 1 (for awards of restricted stock units under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.11 to the January 2005 Form 8-K).	* +
10.13	Time Warner Inc. 2003 Stock Incentive Plan, as amended through October 25, 2007 (the “2003 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.2 to the September 2007 Form 10-Q).	* +
10.14	Amendment to the 2003 Stock Incentive Plan, dated September 10, 2008 and effective October 1, 2008 (incorporated herein by reference to Exhibit 10.6 to the September 2008 Form 10-Q).	* +
10.15	Form of Notice of Grant of Stock Options (for awards of stock options under the 2003 Stock Incentive Plan and the 1999 Stock Plan (incorporated herein by reference to Exhibit 10.12 to the January 2005 Form 8-K).	* +
10.16	Form of Non-Qualified Stock Option Agreement, Share Retention, Version 2 (for awards of stock options to executive officers of the Registrant under the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.13 to the January 2005 Form 8-K).	* +

10.17	Form of Non-Qualified Stock Option Agreement, Share Retention, Version 3 (for award of 950,000 stock options to Jeffrey Bewkes under the 2003 Stock Incentive Plan on December 17, 2007) (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”)).	* +
10.18	Form of Notice of Grant of Restricted Stock (for awards of restricted stock under the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.14 to the January 2005 Form 8-K).	* +
10.19	Form of Restricted Stock Agreement, Version 2 (for awards of restricted stock under the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.15 to the January 2005 Form 8-K).	* +
10.20	Form of Notice of Grant of Restricted Stock Units (for awards of restricted stock units under the 1999 Stock Plan and the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.16 to the January 2005 Form 8-K).	* +
10.21	Form of Restricted Stock Units Agreement (for awards of restricted stock units under the 2003 Stock Incentive Plan), for use after October 24, 2007 (incorporated herein by reference to Exhibit 10.6 to the September 2007 Form 10-Q).	* +
10.22	Time Warner Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), as amended through December 16, 2009.	+
10.23	Form of Non-Qualified Stock Option Agreement, Directors Version 8 (DIR8) (for awards of stock options to non-employee directors under the Time Warner Inc. 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “September 2009 Form 10-Q”)).	* +
10.24	Form of Notice of Grant of Stock Options to Non-Employee Director (for awards of stock options to non-employee directors under the Time Warner Inc. 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.2 to the September 2009 Form 10-Q).	* +
10.25	Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, as amended through October 25, 2007 (the “Directors’ Restricted Stock Plan”) (incorporated herein by reference to Exhibit 10.5 to the September 2007 Form 10-Q).	* +
10.26	Form of Restricted Shares Agreement (for awards of restricted stock under the Directors’ Restricted Stock Plan) (incorporated herein by reference to Exhibit 10.2 to the January 2005 Form 8-K).	* +
10.27	Form of Restricted Stock Units Agreement (for awards of restricted stock units under the Directors’ Restricted Stock Plan) (incorporated herein by reference to Exhibit 10.3 to the January 2005 Form 8-K).	* +
10.28	Form of Restricted Stock Units Agreement, RSU Agreement, Version 2 (Full Vesting on Termination without Cause) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 25, 2006).	* +
10.29	Form of Notice of Grant of Restricted Stock Units to Non-Employee Director (for awards of restricted stock units under the 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”)).	* +
10.30	Form of Restricted Stock Units Agreement, RSU Director Agreement, Version 1 (for awards of restricted stock units to non-employee directors under the 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.32 to the 2008 Form 10-K).	* +
10.31	Form of Notice of Grant of Performance Stock Units (for awards of performance stock units under the 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 24, 2007 (the “January 2007 Form 8-K”)).	* +

v

10.32	Form of Notice of Grant of Performance Stock Units (for awards of 250,000 performance stock units to Jeffrey Bewkes under the 2006 Stock Incentive Plan on January 1, 2008) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “March 2008 Form 10-Q”)).	* +
10.33	Form of Performance Stock Units Agreement (PSU Agreement, Version 1) (incorporated herein by reference to Exhibit 99.3 to the January 2007 Form 8-K).	* +
10.34	Form of Performance Stock Units Agreement (PSU Agreement, Version 2 for award of 250,000 performance stock units to Jeffrey Bewkes under the 2006 Stock Incentive Plan on January 1, 2008) (incorporated herein by reference to Exhibit 10.2 to the March 2008 Form 10-Q).	* +
10.35	Form of Notice of Grant of Performance Stock Units (for use with PSU Agreement, Version 3 for awards of performance stock units under the 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.37 to the 2008 Form 10-K.	* +
10.36	Form of Performance Stock Units Agreement (PSU Agreement, Version 3) (incorporated herein by reference to Exhibit 10.38 to the 2008 Form 10-K).	* +
10.37	Form of Performance Stock Units Agreement (PSU Agreement, Version 4).	+
10.38	Form of Performance Stock Units Agreement (PSU Agreement, Version Bewkes 3) (incorporated herein by reference to Exhibit 10.3 to the March 2009 Form 10-Q).	* +
10.39	Form of Performance Stock Units Agreement (PSU Agreement, Version Bewkes 4).	+
10.40	Time Warner 1996 Stock Option Plan for Non-Employee Directors, as amended through January 18, 2001 (incorporated herein by reference to Exhibit 10.9 to the 2000 Form 10-K).	* +
10.41	Amendment to the Time Warner 1996 Stock Option Plan for Non-Employee Directors, dated September 10, 2008 and effective October 1, 2008 (incorporated herein by reference to Exhibit 10.8 to the September 2008 Form 10-Q).	* +
10.42	Deferred Compensation Plan for Directors of Time Warner, as amended through November 18, 1993 (incorporated herein by reference to Exhibit 10.9 to TWCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-8637)).	* +
10.43	Time Warner Inc. Non-Employee Directors’ Deferred Compensation Plan, as amended October 25, 2007, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.8 to the September 2007 Form 10-Q).	* +
10.44	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders).	* +
10.45	Time Warner Retirement Plan for Outside Directors, as amended through May 16, 1996 (incorporated herein by reference to Exhibit 10.9 to the Historic TW 1996 Form 10-K).	* +
10.46	Time Warner Inc. Annual Incentive Plan for Executive Officers (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 28, 2009).	* +
10.47	Time Warner Inc. Deferred Compensation Plan (Amended and Restated as of January 1, 2005) (incorporated herein by reference to Exhibit 10.7 to the September 2007 Form 10-Q).	* +
10.48	Amendment No. 1 to the Time Warner Inc. Deferred Compensation Plan (Amended and Restated as of January 1, 2005) (incorporated herein by reference to Exhibit 10.47 to the 2008 Form 10-K).	* +
10.49	Amended and Restated Employment Agreement made December 18, 2007, effective as of December 18, 2007, between the Registrant and Richard D. Parsons (incorporated herein by reference to Exhibit 10.33 to the 2007 Form 10-K).	* +
10.50	Amended and Restated Employment Agreement made December 11, 2007, effective as of January 1, 2008, between the Registrant and Jeffrey Bewkes (incorporated herein by reference to Exhibit 10.34 to the 2007 Form 10-K).	* +
10.51	Amended and Restated Employment Agreement made December 16, 2008, effective as of July 1, 2008, between the Registrant and Paul T. Cappuccio (incorporated herein by reference to Exhibit 10.50 to the 2008 Form 10-K).	* +

10.52	Employment Agreement made November 3, 2008, effective as of July 1, 2008, between the Registrant and Patricia Fili-Krushel (incorporated herein by reference to Exhibit 10.9 to the September 2008 Form 10-Q).	* +
10.53	Amended and Restated Employment Agreement made December 19, 2008, effective as of December 1, 2008, between the Registrant and John Martin (incorporated herein by reference to Exhibit 10.52 to the 2008 Form 10-K).	* +
10.54	Employment Agreement made August 1, 2008, effective as of August 1, 2008, between the Registrant and Olaf Olafsson.	+
10.55	$6.9 Billion Amended and Restated Five-Year Revolving Credit Agreement, dated as of July 8, 2002 and amended and restated as of February 17, 2006 (the “Revolving Credit Agreement”), among the Registrant and Time Warner International Finance Limited, as Borrowers, the Lenders from time to time party thereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and BNP Paribas, as Co-Syndication Agents, and The Bank of Tokyo-Mitsubishi UFJ Ltd., New York Branch, and Deutsche Bank AG, New York Branch as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 10.50 to the 2005 Form 10-K).	*
10.56	First Amendment Agreement, dated as of March 11, 2009, to the Revolving Credit Agreement, by and among Lehman Commercial Paper Inc., as Exiting Lender, the Lenders party thereto, Citibank, N.A., as Administrative Agent, and the Registrant and Time Warner International Finance Limited, as Borrowers (incorporated herein by reference to Exhibit 10.4 to the March 2009 Form 10-Q).	*
10.57	Second Amendment Agreement, dated as of March 11, 2009, to the Revolving Credit Agreement, by and among the Registrant and Time Warner International Finance Limited, as Borrowers, Citibank, N.A., as Administrative Agent, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.5 to the March 2009 Form 10-Q).	*
10.58	Reimbursement Agreement, dated as of March 31, 2003, by and among Time Warner Cable, the Registrant, WCI, ATC and TWE (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated March 28, 2003 (the “March 2003 Form 8-K”).	*
10.59	Amendment No. 1 to Reimbursement Agreement made by and among Time Warner Cable and the Registrant, dated as of May 20, 2008 (incorporated herein by reference to Exhibit 10.2 to the June 2008 Form 10-Q).	*
10.60	Second Amended and Restated Tax Matters Agreement, dated as of May 20, 2008, between the Registrant and Time Warner Cable (incorporated herein by reference to Exhibit 99.2 to the May 2008 Form 8-K).	*
10.61	Second Tax Matters Agreement, dated as of November 16, 2009, by and between the Registrant and AOL Inc. (incorporated herein by reference to Exhibit 99.2 to the November 2009 Form 8-K).	*
10.62	Employee Matters Agreement, dated as of November 16, 2009, by and among the Registrant, AOL and AOL Inc. (incorporated herein by reference to Exhibit 99.3 to the November 2009 Form 8-K).	*
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.	†
101	The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in eXtensible Business Reporting Language:	†
(i) Consolidated Balance Sheet at December 31, 2009 and 2008, (ii) Consolidated Statement of Operations for the years ended December 31, 2009, 2008 and 2007, (iii) Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007, (iv) Consolidated Statement of Equity for the years ended December 31, 2009, 2008 and 2007, (v) Notes to Consolidated Financial Statements (tagged as a block of text) and (vi) Supplementary Information — Condensed Consolidating Financial Statements (tagged as a block of text).

*	Incorporated by reference.

+	This exhibit is a management contract or compensation plan or arrangement.

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1993, as amended or the Securities and Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

The Registrant hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.