Form 10-Q
period 2010-03-31
TIME WARNER INC.
filed 2010-05-05
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2010 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Description of Class	as of April 27, 2010
Common Stock – $.01 par value	1,139,714,948

TIME WARNER INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page
PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Results of Operations and Financial Condition	1
Item 4. Controls and Procedures	18
Consolidated Balance Sheet at March 31, 2010 and December 31, 2009	19
Consolidated Statement of Operations for the Three Months Ended March 31, 2010 and 2009	20
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2010 and 2009	21
Consolidated Statement of Equity for the Three Months Ended March 31, 2010 and 2009	22
Notes to Consolidated Financial Statements	23
Supplementary Information	40

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	47
Item 1A. Risk Factors	47
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 4. Other information	48
Item 5. Exhibits	49
EX-4.1
EX-10.1
EX-10.2
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

•
Results of operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2010. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that affect the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2010 and cash flows for the three months ended March 31, 2010.
•
Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
OVERVIEW
     Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, TNT, CNN, Warner Bros., New Line Cinema, People, Sports Illustrated and Time. During the three months ended March 31, 2010, the Company generated revenues of $6.322 billion (up 5% from $5.996 billion in 2009), Operating Income of $1.463 billion (up 43% from $1.024 billion in 2009), Net Income attributable to Time Warner shareholders of $725 million (up 10% from $660 million in 2009) and Cash Provided by Operations from Continuing Operations of $1.356 billion (up 16% from $1.165 billion in 2009).
Time Warner Businesses
     Time Warner classifies its operations into three reportable segments: Networks, Filmed Entertainment and Publishing. For additional information regarding Time Warner’s business segments, refer to Note 12, “Segment Information” to the accompanying consolidated financial statements.
     Networks. Time Warner’s Networks segment is comprised of Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“HBO”). During the three months ended March 31, 2010, the Networks segment generated revenues of $2.958 billion (46% of the Company’s overall revenues) and $1.201 billion in Operating Income.
     Turner operates domestic and international networks, including such recognized brands as TNT, TBS, CNN, Cartoon Network, truTV and HLN, which are among the leaders in advertising-supported cable television networks. The Turner networks generate revenues principally from providing programming to cable system operators, satellite distribution services, telephone companies and other distributors (known as affiliates) that have contracted to receive and distribute this programming and from the sale of advertising. Key contributors to Turner’s success are its strong brands and continued investments in high-quality, popular programming focused on sports, original and syndicated series, news, network movie premieres and animation to drive audience delivery and revenue growth. During the first quarter of 2010, Turner benefited from an improved advertising environment domestically and in certain international territories, which contributed to advertising growth. This growth was partially offset by audience declines at its news networks.
     HBO operates the HBO and Cinemax multichannel premium pay television programming services, with the HBO service ranking as the nation’s most widely distributed premium pay television service. HBO generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to subscribers who are generally free to cancel their subscriptions at any time. An additional source of revenues for HBO is the sale and licensing of its original programming, including Entourage, True Blood, The Sopranos, Rome and The Pacific.
     The Company’s Networks segment has been pursuing international expansion in select areas. For example, in the first quarter of 2010, HBO acquired the remainder of its partners’ interests in HBO Central Europe (“HBO CE”) and purchased an additional 21% equity interest in HBO Latin America Group, consisting of HBO Brasil, HBO Olé and HBO Latin America Production Services (collectively, “HBO LAG”), and Turner acquired a majority stake in NDTV Imagine Limited, which owns a Hindi general entertainment channel in India. In recent years, Turner has also expanded its presence in Germany, Japan, Korea, Latin America, Turkey and the United Arab Emirates, and HBO has acquired additional equity interests in HBO Asia, HBO South Asia and HBO LAG. The Company anticipates that international expansion will continue to be an area of focus at the Networks segment for the foreseeable future.
     Filmed Entertainment. Time Warner’s Filmed Entertainment segment is comprised of businesses managed by the Warner Bros. Entertainment Group (“Warner Bros.”) that principally produce and distribute theatrical motion pictures, including Harry Potter and the Half-Blood Prince, The Hangover, The Blind Side and Sherlock Holmes, television shows and videogames. During the three months ended March 31, 2010, the Filmed Entertainment segment generated revenues of $2.694 billion (41% of the Company’s overall revenues) and $307 million in Operating Income.
     The Filmed Entertainment segment’s diversified sources of revenues within its film and television businesses, including its extensive film library and global distribution infrastructure, have helped it to deliver consistent long-term operating performance. Theatrical product revenues principally are generated domestically and internationally through rentals from

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
theatrical exhibition and subsequently through licensing fees received for the distribution of films on television networks and pay television programming services. Television product revenues principally are generated domestically and internationally from the licensing of the Filmed Entertainment segment’s programs on television networks and pay television programming services. The Filmed Entertainment segment also generates revenues for both its theatrical and television product through home video distribution on DVD and Blu-ray Discs and in various digital formats.
     Warner Bros. continues to be an industry leader in the television content business. During the 2009-2010 broadcast season, Warner Bros. is producing more than 25 scripted primetime series, with at least one series airing on each of the five broadcast networks (including Two and a Half Men, The Mentalist, The Big Bang Theory, Gossip Girl, Fringe and Chuck) and original series for several cable networks (including The Closer and Southland).
     Home video distribution, in particular revenues from the distribution of DVDs, has been one of the largest drivers of the segment’s profits over the last several years. The industry and the Company experienced a decline in home video sales over the past two years as a result of several factors, including the general economic downturn in the U.S. and many regions around the world, increasing competition for consumer discretionary time and spending, piracy and the maturation of the standard definition DVD format. During 2009, the decline in home video revenues was also affected by consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less revenue per transaction than DVD sales. Partially offsetting the softening consumer demand for standard definition DVDs and the shift to rental services were growing sales of high definition Blu-ray Discs and increased electronic delivery, which have higher gross margins than standard definition DVDs.
     To increase operational efficiencies, over the past several years the Filmed Entertainment segment has undertaken restructuring activities to reduce its cost structure and streamline operations, including combining certain operations of its studios and outsourcing certain functions.
     Publishing. Time Warner’s Publishing segment consists principally of magazine publishing and related websites as well as direct-marketing businesses. During the three months ended March 31, 2010, the Publishing segment generated revenues of $799 million (13% of the Company’s overall revenues) and $50 million in Operating Income.
     As of March 31, 2010, Time Inc. published 22 magazines in the U.S., including People, Sports Illustrated, Time, InStyle, Real Simple, Southern Living, Entertainment Weekly and Fortune, and over 90 magazines outside the U.S., primarily through IPC Media (“IPC”) in the U.K. and Grupo Editorial Expansión (“GEE”) in Mexico. The Publishing segment generates revenues primarily from advertising (including advertising on digital properties), magazine subscriptions and newsstand sales. Time Inc. also owns the magazine subscription marketer, Synapse Group, Inc. (“Synapse”), and the school and youth group fundraising company, QSP, Inc. and its Canadian affiliate, Quality Service Programs Inc. (collectively, “QSP”). Advertising sales at the Publishing segment, particularly print advertising sales, were significantly adversely affected by the economic environment during 2009. However, during the first quarter of 2010, the Publishing segment’s domestic magazines began to experience an improvement in Advertising revenues driven by increases in advertising pages sold and online advertising. Time Inc. continues to develop digital content for its magazine websites and has also begun to publish magazine content on e-reader devices. For the three months ended March 31, 2010 and 2009, online Advertising revenues were 14% and 12%, respectively, of Time Inc.’s total Advertising revenues.
     In its ongoing effort to improve efficiency and reduce its cost structure, the Publishing segment executed restructuring initiatives, primarily resulting in headcount reductions, in the fourth quarters of 2009 and 2008, which are expected to benefit the segment’s performance during the remainder of 2010.
Recent Developments
March 2010 Debt Offering and Tender Offer and April 2010 Redemption
     As discussed more fully in “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements,” on March 11, 2010, Time Warner issued $2.0 billion aggregate principal amount of debt securities under a shelf registration statement. The Company used a portion of the net proceeds from this debt offering to repurchase $773

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
million of the Company’s outstanding 6.75% Notes due 2011 pursuant to a tender offer. On April 22, 2010, the Company redeemed the remaining $227 million aggregate principal amount of the 6.75% Notes due 2011.
Asset Securitization Arrangements
     During the first quarter, the Company repaid the $805 million outstanding under the Company’s two accounts receivable securitization facilities. The Company terminated the two accounts receivable securitization facilities on March 19, 2010 and March 24, 2010, respectively.
HBO LAG
     On March 9, 2010, HBO purchased additional interests in HBO LAG for $217 million in cash, which resulted in HBO owning 80% of the equity interests of HBO LAG. HBO accounts for this investment under the equity method of accounting. See Notes 1 and 2 to the accompanying consolidated financial statements.
HBO Central Europe Acquisition
     On January 27, 2010, HBO purchased the remainder of its partners’ interests in HBO CE for $136 million in cash, net of cash acquired. HBO CE operates the HBO and Cinemax premium pay television programming services serving 11 territories in Central Europe. The Company has consolidated the results of operations and financial condition of HBO CE effective January 27, 2010. Upon the acquisition of the controlling interest in HBO CE, a gain of $59 million was recognized reflecting the excess of the fair value over the Company’s carrying cost of its original investment in HBO CE. See Note 2 to the accompanying consolidated financial statements.
Benefit Plan Amendments
     In March 2010, the Company’s Board of Directors approved amendments to its domestic defined benefit pension plans, which generally provide that (i) effective June 30, 2010, benefits provided under the plans will stop accruing for additional years of service and the plans will be closed to new hires and employees with less than one year of service and (ii) after December 31, 2013, pay increases will no longer be taken into consideration when determining a participating employee’s benefits under the plans.
     In addition, effective July 1, 2010, the Company will increase its matching contributions for eligible participants in the Time Warner Savings Plan. Effective January 1, 2011, the Company will also implement a supplemental savings plan that will provide for similar Company matching for eligible participant deferrals above the Internal Revenue Service compensation limits that apply to the Time Warner Savings Plan up to $500,000 of eligible compensation.
     The net effect of these changes is expected to result in a net annual decrease to employee benefit plan expense of approximately $50 million.
NCAA Basketball Programming Agreement
     On April 22, 2010, Turner, together with CBS Broadcasting, Inc. (“CBS”), entered into a 14-year agreement with The National Collegiate Athletic Association (the “NCAA”), which provides Turner and CBS with exclusive television, Internet, and wireless rights to the NCAA Division I Men’s Basketball Championship events (the “NCAA Tournament Games”) in the United States and its territories and possessions.
     Under the terms of the arrangement, Turner and CBS will work together to produce and distribute the NCAA Tournament Games and related programming commencing in 2011. The games will be televised on Turner’s TNT, TBS and truTV networks and on the CBS network and advertising will be sold on a joint basis.
     The aggregate programming rights fee of approximately $10.8 billion, which will be shared by Turner and CBS, will be paid by Turner to the NCAA over the 14-year term of the agreement. Further, Turner and CBS have agreed to share advertising and sponsorship revenues and production costs. In the event, however, that the programming rights fee and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
production costs exceed advertising and sponsorship revenues, CBS’s share of such shortfall is limited to specified annual amounts (the “Loss Cap Amounts”), ranging from approximately $90 million to $30 million (totaling approximately $670 million over the term of the agreement). Beginning in 2011, Turner’s share of the programming rights fee will be amortized based on the ratio of current period advertising revenue to total estimated advertising revenue over the term of the agreement. Any costs recognized and payable by Turner due to the Loss Cap Amounts will be expensed by the Company as incurred.
RESULTS OF OPERATIONS
Changes in Basis of Presentation
     As discussed more fully in Note 1 to the accompanying consolidated financial statements, the 2009 financial information has been recast to reflect the retroactive adoption of amendments to accounting guidance pertaining to the accounting for transfers of financial assets and variable interest entities.
Significant Transactions and Other Items Affecting Comparability
     As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by significant transactions and certain other items in each period as follows (millions):

	Three Months Ended March 31,
	2010	2009
Amounts related to securities litigation and government investigations, net	$(11)	$(7)
Gain on consolidated assets	59	-

Impact on Operating Income	48	(7)

Investment losses, net	(3)	(13)
Amounts related to the separation of Time Warner Cable Inc.	(3)	(5)
Premium paid and costs incurred on debt redemption	(55)	-

Pretax impact	(13)	(25)
Income tax impact of above items	23	6
Tax items related to Time Warner Cable Inc.	-	24

After-tax impact	10	5
Noncontrolling interest impact	-	5

Impact of items on income from continuing operations attributable to Time Warner Inc. shareholders	$10	$10

     In addition to the items affecting comparability above, the Company incurred restructuring costs of $9 million and $36 million for the three months ended March 31, 2010 and 2009, respectively. For further discussions of restructuring costs, refer to the “Consolidated Results” and “Business Segment Results” discussions.
Amounts Related to Securities Litigation
     The Company recognized legal reserves as well as legal and other professional fees related to the defense of securities litigation matters by former employees totaling $11 million and $7 million for the three months ended March 31, 2010 and 2009, respectively.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Gain on Consolidated Assets
     For the three months ended March 31, 2010, the Company, upon the acquisition of the controlling interest in HBO CE, recognized a $59 million gain reflecting the recognition of the excess of the fair value over the Company’s carrying costs of its original investment in HBO CE.
Investment Losses, Net
     For the three months ended March 31, 2010 and 2009, the Company recognized $3 million and $13 million, respectively, of miscellaneous investment losses.
Amounts Related to the Separation of TWC
     For the three months ended March 31, 2010, the Company recognized $3 million of other loss related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by Time Warner Cable Inc. (“TWC”) employees. For the three months ended March 31, 2009, the Company incurred pretax direct transaction costs, primarily legal and professional fees related to the separation of TWC of $5 million, which have been reflected in other loss, net in the accompanying consolidated statement of operations.
Premium Paid and Costs Incurred on Debt Redemption
     For the three months ended March 31, 2010, the Company recognized $55 million of premium paid and costs incurred on the repurchase of $773 million of the Company’s outstanding 6.75% Notes due 2011, which was recorded in other loss, net in the accompanying consolidated statement of operations.
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
Noncontrolling Interest Impact
     For the three months ended March 31, 2009, the noncontrolling interest impact of $5 million reflects the minority owner’s share of the tax provision related to changes in certain state tax laws on TWC net deferred liabilities.
Consolidated Results
     The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations.
     Revenues. The components of revenues are as follows (millions):

	Three Months Ended March 31,
	2010	2009	% Change
Subscription	$2,212	$2,073	7%
Advertising	1,192	1,105	8%
Content	2,793	2,648	5%
Other	125	170	(26%)

Total revenues	$6,322	$5,996	5%

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The increase in Subscription revenues for the three months ended March 31, 2010 was primarily related to an increase at the Networks segment. Advertising revenues increased for the three months ended March 31, 2010, primarily reflecting growth at the Networks and Publishing segments. The increase in Content revenues for the three months ended March 31, 2010 was due primarily to increases at the Filmed Entertainment and Networks segments.
     Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”
     Costs of Revenues. For the three months ended March 31, 2010 and 2009, costs of revenues totaled $3.353 billion and $3.358 billion, respectively, and, as a percentage of revenues, were 53% and 56%, respectively. The segment variations are discussed in detail in “Business Segment Results.”
     Selling, General and Administrative Expenses. For the three months ended March 31, 2010 and 2009, selling, general and administrative expenses decreased 1% to $1.488 billion in 2010 from $1.501 billion in 2009, due to a decrease at the Publishing segment, partially offset by increases at the Networks, Corporate and Filmed Entertainment segments. The segment variations are discussed in detail in “Business Segment Results.”
     Included in costs of revenues and selling, general and administrative expenses is depreciation expense, which was essentially flat at $164 million for the three months ended March 31, 2010 compared to $165 million for the three months ended March 31, 2009.
     Amortization Expense. Amortization expense decreased to $68 million for the three months ended March 31, 2010 from $77 million for the three months ended March 31, 2009, mainly due to a decrease at the Filmed Entertainment segment.
     Restructuring Costs. For the three months ended March 31, 2010, the Company incurred restructuring costs of $9 million primarily related to various employee terminations and other exit activities, consisting of $4 million at the Filmed Entertainment segment and $5 million at the Publishing segment.
     For the three months ended March 31, 2009, the Company incurred restructuring costs of $36 million, primarily related to various employee terminations and other exit activities, consisting of $37 million at the Filmed Entertainment segment and a $1 million reversal at the Publishing segment.
     Operating Income. Operating Income increased to $1.463 billion for the three months ended March 31, 2010 from $1.024 billion for the three months ended March 31, 2009. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $48 million of income and $7 million of expense for the three months ended March 31, 2010 and 2009, respectively, Operating Income increased $384 million, primarily reflecting increases at the Networks, Filmed Entertainment and Publishing segments. The segment variations are discussed under “Business Segment Results.”
     Interest Expense, Net. Interest expense, net, decreased to $296 million for the three months ended March 31, 2010 from $313 million for the three months ended March 31, 2009. The decrease in interest expense, net was due primarily to lower average net debt.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Other Loss, Net. Other loss, net detail is shown in the table below (millions):

	Three Months Ended March 31,
	2010	2009
Investment losses, net	$(3)	$(13)
Amounts related to the separation of TWC	(3)	(5)
Premium paid and costs incurred on debt redemption	(55)	-
Loss from equity method investees	-	(10)
Other	8	6

Other loss, net	$(53)	$(22)

     The changes in investment losses, net, amounts related to the separation of TWC and premium paid and costs incurred on debt redemption are discussed under “Significant Transactions and Other Items Affecting Comparability.”
     Income Tax Provision. Income tax expense from continuing operations was $389 million for the three months ended March 31, 2010 compared to $227 million for the three months ended March 31, 2009. The Company’s effective tax rate for continuing operations was 35% for the three months ended March 31, 2010 compared to 33% for the three months ended March 31, 2009. The change is primarily due to the tax benefits related to TWC, as previously discussed, during the three months ended March 31, 2009, partially offset by the benefit of valuation allowance releases during the three months ended March 31, 2010.
     Income from Continuing Operations. Income from continuing operations increased to $725 million for the three months ended March 31, 2010 from $462 million for the three months ended March 31, 2009. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $10 million and $5 million of income, net for the three months ended March 31, 2010 and 2009, respectively, income from continuing operations increased by $258 million, primarily reflecting higher Operating Income and lower interest expense, partially offset by higher income tax expense. Basic and diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders were $0.63 and $0.62, respectively, for the three months ended March 31, 2010 compared to $0.39 for both for the three months ended March 31, 2009.
     Discontinued Operations, Net of Tax. The financial results for the three months ended March 31, 2009 included the impact of treating the results of operations and financial condition of TWC and AOL Inc. (“AOL”) as discontinued operations. Discontinued operations, net of tax was income of $226 million for the three months ended March 31, 2009 and included TWC’s results for the period from January 1, 2009 through March 12, 2009 and AOL’s results for the period January 1, 2009 through March 31, 2009. For additional information, see Note 2 to the accompanying consolidated financial statements.
     Net Income Attributable to Noncontrolling Interests. For the three months ended March 31, 2009, net income attributable to noncontrolling interests was $28 million.
     Net Income Attributable to Time Warner Inc. Shareholders. Net income attributable to Time Warner Inc. shareholders was $725 million and $660 million for the three months ended March 31, 2010 and 2009, respectively. Basic and diluted net income per common share attributable to Time Warner Inc. common shareholders were $0.63 and $0.62, respectively, for the three months ended March 31, 2010 compared to $0.55 for both for the three months ended March 31, 2009.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Business Segment Results
     Networks. Revenues and Operating Income of the Networks segment for the three months ended March 31, 2010 and 2009 are as follows (millions):

	Three Months Ended March 31,
	2010	2009	% Change
Revenues:
Subscription	$1,888	$1,757	7%
Advertising	790	723	9%
Content	252	206	22%
Other	28	20	40%

Total revenues	2,958	2,706	9%
Costs of revenues(a)	(1,234)	(1,213)	2%
Selling, general and administrative(a)	(491)	(463)	6%
Gain on consolidated assets	59	-	NM
Depreciation	(84)	(84)	-
Amortization	(7)	(10)	(30%)

Operating Income	$1,201	$936	28%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Subscription revenues increased due primarily to higher domestic subscription rates at both Turner and HBO, international growth and expansion, including the consolidation of HBO CE, and the favorable impact of foreign exchange rates at Turner.
     The increase in Advertising revenues was due primarily to growth at Turner’s domestic entertainment networks, mainly as a result of strong scatter pricing and yield management, as well as growth and expansion at its international entertainment networks, partially offset by a decrease at Turner’s domestic news networks mainly due to audience declines.
     The increase in Content revenues was due primarily to higher ancillary sales of HBO’s original programming, including the domestic basic cable television sale of Entourage, and higher licensing revenues at Turner.
     Costs of revenues increased 2% as higher operating costs were largely offset by lower programming costs. Programming costs decreased 3% to $869 million for the three months ended March 31, 2010 from $895 million for the three months ended March 31, 2009. The decrease in programming costs was due primarily to lower expenses related to the timing of licensed programming at HBO and Turner and original programming at Turner, partially offset by international expansion, including the impact of the consolidation of HBO CE. Costs of revenues as a percentage of revenues were 42% and 45% for the three months ended March 31, 2010 and 2009, respectively.
     Selling, general and administrative expenses increased due primarily to merit-based increases in compensation as well as increases in overhead and marketing expenses.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2010 results included a $59 million gain that was recognized upon the acquisition of the controlling interest in HBO CE, reflecting the excess of the fair value over the Company’s carrying costs of its original investment in HBO CE.
     Operating Income increased primarily due to the increase in revenues and the $59 million gain on HBO CE, partially offset by higher selling, general and administrative expenses.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Filmed Entertainment. Revenues and Operating Income of the Filmed Entertainment segment for the three months ended March 31, 2010 and 2009 are as follows (millions):

	Three Months Ended March 31,
	2010	2009	% Change
Revenues:
Subscription	$12	$9	33%
Advertising	13	14	(7%)
Content	2,641	2,553	3%
Other	28	57	(51%)

Total revenues	2,694	2,633	2%
Costs of revenues(a)	(1,869)	(1,879)	(1%)
Selling, general and administrative(a)	(423)	(409)	3%
Restructuring costs	(4)	(37)	(89%)
Depreciation	(42)	(40)	5%
Amortization	(49)	(54)	(9%)

Operating Income	$307	$214	43%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Content revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three months ended March 31, 2010 and 2009 are as follows (millions):

	Three Months Ended March 31,
	2010	2009	% Change
Theatrical product:
Theatrical film	$497	$486	2%
Home video and electronic delivery	696	477	46%
Television licensing	410	382	7%
Consumer products and other	17	31	(45%)

Total theatrical product	1,620	1,376	18%

Television product:
Television licensing	676	823	(18%)
Home video and electronic delivery	156	157	(1%)
Consumer products and other	56	61	(8%)

Total television product	888	1,041	(15%)

Other	133	136	(2%)

Total Content revenues	$2,641	$2,553	3%

     The increase in Content revenues included the positive impact of foreign exchange rates on many of the segment’s international operations.
     Theatrical film revenues in the first quarter of 2010, which included the releases of Valentine’s Day and The Book of Eli as well as carryover revenues from Sherlock Holmes and The Blind Side, increased slightly as compared to revenues in the first quarter of 2009, which included the releases of Watchmen and He’s Just Not that Into You as well as carryover revenues from Gran Torino, The Curious Case of Benjamin Button and Yes Man. Theatrical product revenues from home video and electronic delivery increased primarily due to the quantity and performance of new releases. Significant titles in the first quarter of 2010 included The Blind Side, Sherlock Holmes, Where the Wild Things Are, The Final Destination and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
The Time Traveler’s Wife, while significant titles in the first quarter of 2009 included Body of Lies and Nights in Rodanthe. Theatrical product revenues from television licensing increased due primarily to the timing and number of availabilities, which included Harry Potter and the Order of the Phoenix in the first quarter of 2010.
     The decrease in television product licensing fees was primarily due to the 2009 conclusion of several series with high license fees, including Without a Trace and ER, and the timing of network deliveries of returning series.
     The decrease in costs of revenues resulted primarily from lower television product film costs, partially offset by higher theatrical product advertising and print costs due primarily to the timing and mix of films released and higher manufacturing and related costs associated with the increase in theatrical home video revenues. Film costs decreased to $1.133 billion for the three months ended March 31, 2010 from $1.267 billion for the three months ended March 31, 2009. Included in film costs are net pre-release theatrical film valuation adjustments, which were $0 for the three months ended March 31, 2010 compared to $31 million for the three months ended March 31, 2009. Costs of revenues as a percentage of revenues was 69% for the three months ended March 31, 2010 compared to 71% for the three months ended March 31, 2009.
     The increase in selling, general and administrative expenses was primarily the result of merit-based increases in compensation.
     The results for the three months ended March 31, 2010 and 2009 included $4 million and $37 million of restructuring costs, respectively, primarily consisting of headcount reductions and the outsourcing of certain functions. The Filmed Entertainment segment expects to incur approximately $10 million of additional restructuring charges during the remainder of 2010.
     The increase in Operating Income was primarily due to the increase in revenues, lower restructuring costs and a decrease in amortization expense primarily relating to film library assets.
     Publishing. Revenues and Operating Income (Loss) of the Publishing segment for the three months ended March 31, 2010 and 2009 are as follows (millions):

	Three Months Ended March 31,
	2010	2009	% Change
Revenues:
Subscription	$312	$307	2%
Advertising	401	383	5%
Content	14	19	(26%)
Other	72	97	(26%)

Total revenues	799	806	(1%)
Costs of revenues(a)	(307)	(329)	(7%)
Selling, general and administrative(a)	(396)	(466)	(15%)
Restructuring costs	(5)	1	NM
Depreciation	(29)	(31)	(6%)
Amortization	(12)	(13)	(8%)

Operating Income (Loss)	$50	$(32)	NM

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Subscription revenues reflected increases at IPC, primarily from the positive impact of foreign exchange rates, partially offset by modest declines in domestic subscription revenues.
     Advertising revenues increased primarily due to improvements in domestic print advertising pages sold and online revenues.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The decrease in Other revenues is due primarily to the sale of Southern Living At Home in the third quarter of 2009 and declines at other non-magazine businesses, including Synapse and QSP.
     Costs of revenues decreased 7%, and, as a percentage of revenues, were 38% and 41% for the three months ended March 31, 2010 and 2009, respectively. Costs of revenues for the magazine and online businesses include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased 6% to $286 million for the three months ended March 31, 2010 from $305 million for the three months ended March 31, 2009, primarily due to cost savings initiatives and lower paper costs associated with a decline in paper prices. In addition, costs of revenues at the non-magazine businesses declined as a result of lower revenues.
     Selling, general and administrative expenses decreased due primarily to lower marketing expenses, the absence of an $18 million prior year bad debt reserve related to a newsstand wholesaler, lower pension expense and cost savings resulting from Time Inc.’s fourth quarter 2009 restructuring activities.
     The results for the three months ended March 31, 2010 and 2009 included $5 million of restructuring costs and a $1 million reversal of restructuring costs, respectively.
     Operating Income increased due primarily to decreases in selling, general and administrative expenses and costs of revenues, partially offset by lower revenues.
     Corporate. Operating Loss of the Corporate segment for the three months ended March 31, 2010 and 2009 is as follows (millions):

	Three Months Ended March 31,
	2010	2009	% Change
Selling, general and administrative(a)	$(99)	$(84)	18%
Depreciation	(9)	(10)	(10%)

Operating Loss	$(108)	$(94)	15%

(a)	Selling, general and administrative expenses exclude depreciation.
     For the three months ended March 31, 2010, Operating Loss increased compared to the prior year, reflecting merit-based increases in compensation, severance charges and an increase in legal and other professional fees related to the defense of former employees in various lawsuits.
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments, the remainder of the $3 billion common stock repurchase program and scheduled debt repayments. Time Warner’s sources of cash include cash provided by operations, cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at March 31, 2010 was $12.109 billion, including $5.167 billion of cash and equivalents.
Current Financial Condition
     At March 31, 2010, Time Warner had $16.647 billion of debt, $5.167 billion of cash and equivalents (net debt, defined as total debt less cash and equivalents, of $11.480 billion) and $33.311 billion of shareholders’ equity, compared to $16.208 billion of debt, $4.733 billion of cash and equivalents (net debt of $11.475 billion) and $33.396 billion of shareholders’ equity at December 31, 2009.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The following table shows the significant items contributing to the increase in consolidated net debt from December 31, 2009 to March 31, 2010 (millions):

Balance at December 31, 2009	$11,475
Cash provided by operations from continuing operations	(1,356)
Cash used by discontinued operations	23
Capital expenditures	89
Dividends paid to common stockholders	248
Investments and acquisitions, net(a)	475
Proceeds from the sale of investments(a)	(29)
Repurchases of common stock(b)	514
All other, net	41

Balance at March 31, 2010(c)	$11,480

(a)	Refer to “Investing Activities” below for further detail.

(b)	Refer to “Financing Activities” below for further detail.

(c)	Included in the net debt balance is $16 million that represents the unamortized fair value adjustment recognized as a result of the merger of AOL and Historic TW Inc.
     On January 28, 2010, Time Warner’s Board of Directors increased the amount remaining on its common stock repurchase program to $3.0 billion for purchases beginning January 1, 2010. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2010 through April 30, 2010, the Company repurchased approximately 22 million shares of common stock for approximately $666 million pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
Cash Flows
     Cash and equivalents increased by $434 million, including $23 million of cash used by discontinued operations, for the three months ended March 31, 2010 and increased by $5.854 billion, including $337 million of cash provided by discontinued operations, for the three months ended March 31, 2009. Components of these changes are discussed below in more detail.
Operating Activities from Continuing Operations
     Details of cash provided by operations from continuing operations are as follows (millions):

	Three Months Ended March 31,
	2010	2009
Operating Income	$1,463	$1,024
Depreciation and amortization	232	242
Gain on consolidated assets	(59)	-
Net interest payments(a)	(148)	(130)
Net income taxes paid(b)	(80)	(64)
Noncash equity-based compensation	90	65
Restructuring payments, net of accruals	(52)	(49)
All other, net, including working capital changes	(90)	77

Cash provided by operations from continuing operations	$1,356	$1,165

(a)	Includes interest income received of $5 million and $11 million for the three months ended March 31, 2010 and 2009, respectively.

(b)
Includes income tax refunds received of $8 million and $44 million for the three months ended March 31, 2010 and 2009, respectively, and aggregate income tax sharing payments to TWC and AOL of $0 and $24 million for the three months ended March 31, 2010 and 2009, respectively.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Cash provided by operations from continuing operations increased to $1.356 billion for the three months ended March 31, 2010 from $1.165 billion for the three months ended March 31, 2009. The increase in cash provided by operations from continuing operations was related primarily to an increase in Operating Income, partially offset by cash used by working capital. Working capital is subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items.
Investing Activities from Continuing Operations
     Details of cash provided (used) by investing activities from continuing operations are as follows (millions):

	Three Months Ended March 31,
	2010	2009
Investments in available-for-sale securities	$(1)	$(2)
Investments and acquisitions, net of cash acquired:
HBO LAG	(217)	-
HBO CE	(136)	-
All other	(121)	(42)
Capital expenditures	(89)	(101)
Proceeds from the TWC Special Dividend	-	9,253
Proceeds from the sale of available-for-sale securities	-	5
All other investment and sale proceeds	29	44

Cash provided (used) by investing activities from continuing operations	$(535)	$9,157

     Cash used by investing activities from continuing operations was $535 million for the three months ended March 31, 2010 compared to cash provided by investing activities from continuing operations of $9.157 billion for the three months ended March 31, 2009. The change in cash provided (used) by investing activities from continuing operations was primarily due to the Company’s receipt of $9.253 billion on March 12, 2009 as its portion of the payment by TWC of the special cash dividend of $10.27 per share to all holders of TWC Class A Common Stock and TWC Class B Common Stock as of the close of business on March 11, 2009 (the “Special Dividend”) in connection with the separation of TWC from the Company, as well as an increase in investments and acquisitions.
Financing Activities from Continuing Operations
     Details of cash used by financing activities from continuing operations are as follows (millions):

	Three Months Ended March 31,
	2010	2009
Borrowings(a)	$2,092	$3,507
Debt repayments(a)	(1,669)	(8,074)
Proceeds from the exercise of stock options	42	-
Excess tax benefit on stock options	1	-
Principal payments on capital leases	(4)	(4)
Repurchases of common stock	(514)	-
Dividends paid	(248)	(226)
Other financing activities	(64)	(8)

Cash used by financing activities from continuing operations	$(364)	$(4,805)

(a)	The Company reflects borrowings under its bank credit agreements on a gross basis and short-term commercial paper on a net basis in the accompanying consolidated statement of cash flows.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Cash used by financing activities from continuing operations decreased to $364 million for the three months ended March 31, 2010 from $4.805 billion for the three months ended March 31, 2009. The decrease in cash used by financing activities from continuing operations was primarily due to a decrease in debt repayments, partially offset by an increase in repurchases of common stock made in connection with the Company’s common stock repurchase program.
Cash Flows from Discontinued Operations
     Cash used by discontinued operations was $23 million for the three months ended March 31, 2010 as compared to cash provided by discontinued operations of $337 million for the three months ended March 31, 2009, which primarily reflected the cash activity of AOL.
Outstanding Debt and Other Financing Arrangements
Outstanding Debt and Committed Financial Capacity
     At March 31, 2010, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $28.852 billion. Of this committed capacity, $12.109 billion was unused and $16.647 billion was outstanding as debt. At March 31, 2010, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

				Unused
	Committed	Letters of	Outstanding	committed
	Capacity(a)	Credit(b)	Debt(c)	capacity
Cash and equivalents	$5,167	$-	$-	$5,167
Revolving bank credit agreement and commercial paper program	6,900	79	-	6,821
Fixed-rate public debt	16,450	-	16,450	-
Other obligations(d)(e)	335	17	197	121

Total	$28,852	$96	$16,647	$12,109

(a)
The revolving bank credit agreement, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The maturity profile of the Company’s outstanding debt and other financing arrangements is relatively long-term, with a weighted average maturity of 13.0 years as of March 31, 2010.

(b)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.

(c)
Represents principal amounts adjusted for premiums and discounts. The Company’s public debt matures as follows: $1.227 billion in 2011 (including $227 million that was redeemed in April 2010), $2.000 billion in 2012, $1.300 billion in 2013, $0 in 2014, $0 billion in 2015 and $12.031 billion thereafter.

(d)	Includes committed financings by subsidiaries under local bank credit agreements.

(e)	Includes debt due within the next twelve months of $33 million that relates to capital lease and other obligations.
March 2010 Debt Offering and Tender Offer and April 2010 Redemption
     On March 3, 2010, Time Warner filed a shelf registration statement with the Securities and Exchange Commission that allows it to offer and sell from time to time debt securities, preferred stock, common stock and warrants to purchase debt and equity securities. On March 11, 2010, Time Warner issued $2.0 billion aggregate principal amount of debt securities under the shelf registration statement, consisting of $1.4 billion aggregate principal amount of 4.875% Notes due 2020 and $600 million aggregate principal amount of 6.200% Debentures due 2040 (the “2010 Debt Offering”). The securities issued pursuant to the 2010 Debt Offering are guaranteed, on an unsecured basis, by Historic TW Inc. (“Historic TW”). In addition, Turner and HBO have guaranteed, on an unsecured basis, Historic TW’s guarantee of the securities.
     The net proceeds to the Company from the 2010 Debt Offering were $1.984 billion, after deducting underwriting discounts. The Company used a portion of the net proceeds from the 2010 Debt Offering to repurchase $773 million of the Company’s outstanding 6.75% Notes due 2011 pursuant to a tender offer. The premium paid and costs incurred for the repurchase of $773 million of the 6.75% Notes due 2011 was $55 million and was recorded in other loss, net in the accompanying consolidated statement of operations. On April 22, 2010, the Company redeemed the remaining $227

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
million aggregate principal amount of the 6.75% Notes due 2011 pursuant to a notice of redemption dated March 23, 2010. Accordingly, the 6.75% Notes due 2011 are reflected as debt due within one year in the accompanying consolidated balance sheet. The premium paid and costs incurred on the repurchase of the remaining $227 million of the 6.75% Notes due 2011 was $14 million, and will be recorded in other loss, net in the second quarter 2010 consolidated statement of operations.
Asset Securitization Arrangements
     During the first quarter of 2010, the Company repaid the $805 million outstanding under the Company’s two accounts receivable securitization facilities. The Company terminated the two accounts receivable securitization facilities on March 19, 2010 and March 24, 2010, respectively.
Programming Licensing Backlog
     Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $4.3 billion and $4.5 billion at March 31, 2010 and December 31, 2009, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment in the amount of $1.1 billion at both March 31, 2010 and December 31, 2009.
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
     This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this document include, but are not limited to, statements regarding the adequacy of the Company’s liquidity to meet its needs for the foreseeable future, the incurrence of additional restructuring charges in 2010, the impact of plan amendments on employee benefit plan expenses, the timing of programming expenditures, the impact of restructuring activities in 2010 and the Company’s international expansion plans.
     The Company’s forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances. The Company’s actual results may differ materially from those set forth in its forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:
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

•	the Company’s ability to deal effectively with an economic slowdown or other economic or market difficulty;

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
•	decreased liquidity in the capital markets, including any reduction in the Company’s ability to access the capital markets for debt securities or obtain bank financings on acceptable terms;

•	the effects of any significant acquisitions, dispositions and other similar transactions by the Company;

•	the failure to meet earnings expectations;

•	the adequacy of the Company’s risk management framework;

•	changes in applicable accounting policies;

•	the impact of terrorist acts, hostilities, natural disasters and pandemic viruses;

•	changes in tax laws; and

•	the other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     Any forward-looking statements made by the Company in this document speak only as of the date on which they are made. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

TIME WARNER INC.
Item 4. CONTROLS AND PROCEDURES
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited; millions, except share amounts)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets
Cash and equivalents	$5,167	$4,733
Receivables, less allowances of $1,870 and $2,247	5,143	5,070
Securitized receivables	-	805
Inventories	1,890	1,769
Deferred income taxes	651	670
Prepaid expenses and other current assets	542	645

Total current assets	13,393	13,692

Noncurrent inventories and film costs	5,807	5,754
Investments, including available-for-sale securities	1,743	1,542
Property, plant and equipment, net	3,815	3,922
Intangible assets subject to amortization, net	2,701	2,676
Intangible assets not subject to amortization	7,754	7,734
Goodwill	29,758	29,639
Other assets	1,095	1,100

Total assets	$66,066	$66,059

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,291	$7,807
Deferred revenue	872	781
Debt due within one year	260	57
Non-recourse debt	-	805
Current liabilities of discontinued operations	-	23

Total current liabilities	8,423	9,473

Long-term debt	16,387	15,346
Deferred income taxes	1,633	1,607
Deferred revenue	280	269
Other noncurrent liabilities	6,028	5,967
Commitments and Contingencies (Note 13)

Equity
Common stock, $0.01 par value, 1.637 billion and 1.634 billion shares issued and 1.143 billion and 1.157 billion shares outstanding	16	16
Paid-in-capital	157,956	158,129
Treasury stock, at cost (494 million and 477 million shares)	(27,534)	(27,034)
Accumulated other comprehensive loss, net	(717)	(580)
Accumulated deficit	(96,410)	(97,135)

Total Time Warner Inc. shareholders’ equity	33,311	33,396
Noncontrolling interests	4	1

Total equity	33,315	33,397

Total liabilities and equity	$66,066	$66,059

     See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31,
(Unaudited; millions, except per share amounts)

	2010	2009

Revenues	$6,322	$5,996
Costs of revenues	(3,353)	(3,358)
Selling, general and administrative	(1,488)	(1,501)
Amortization of intangible assets	(68)	(77)
Restructuring costs	(9)	(36)
Gain on consolidated assets	59	-

Operating income	1,463	1,024
Interest expense, net	(296)	(313)
Other loss, net	(53)	(22)

Income from continuing operations before income taxes	1,114	689
Income tax provision	(389)	(227)

Income from continuing operations	725	462
Discontinued operations, net of tax	-	226

Net income	725	688
Less Net income attributable to noncontrolling interests	-	(28)

Net income attributable to Time Warner Inc. shareholders	$725	$660

Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$725	$467
Discontinued operations, net of tax	-	193

Net income	$725	$660

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$0.63	$0.39
Discontinued operations	-	0.16

Basic net income per common share	$0.63	$0.55

Average basic common shares outstanding	1,149.8	1,196.1

Diluted income per common share from continuing operations	$0.62	$0.39
Discontinued operations	-	0.16

Diluted net income per common share	$0.62	$0.55

Average diluted common shares outstanding	1,165.4	1,200.3

Cash dividends declared per share of common stock	$0.2125	0.1875

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31,
(Unaudited; millions)

	2010	2009

OPERATIONS
Net income	$725	$688
Less Discontinued operations, net of tax	-	226

Net income from continuing operations	725	462
Adjustments for noncash and nonoperating items:
Depreciation and amortization	232	242
Amortization of film and television costs	1,384	1,580
Loss on investments and other assets, net	4	3
Equity in losses of investee companies, net of cash distributions	12	19
Equity-based compensation	90	65
Deferred income taxes	10	(32)
Changes in operating assets and liabilities, net of acquisitions	(1,101)	(1,174)

Cash provided by operations from continuing operations	1,356	1,165

INVESTING ACTIVITIES
Investments in available-for-sale securities	(1)	(2)
Investments and acquisitions, net of cash acquired	(474)	(42)
Capital expenditures	(89)	(101)
Investment proceeds from available-for-sale securities	-	5
Proceeds from the Special Dividend paid by Time Warner Cable Inc.	-	9,253
Other investment proceeds	29	44

Cash provided (used) by investing activities from continuing operations	(535)	9,157

FINANCING ACTIVITIES
Borrowings	2,092	3,507
Debt repayments	(1,669)	(8,074)
Proceeds from exercise of stock options	42	-
Excess tax benefit on stock options	1	-
Principal payments on capital leases	(4)	(4)
Repurchases of common stock	(514)	-
Dividends paid	(248)	(226)
Other financing activities	(64)	(8)

Cash used by financing activities from continuing operations	(364)	(4,805)

Cash provided by continuing operations	457	5,517

Cash provided (used) by operations from discontinued operations	(23)	952
Cash used by investing activities from discontinued operations	-	(662)
Cash used by financing activities from discontinued operations	-	(5,231)
Effect of change in cash and equivalents of discontinued operations	-	5,278

Cash provided (used) by discontinued operations	(23)	337

INCREASE IN CASH AND EQUIVALENTS	434	5,854
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	4,733	1,082

CASH AND EQUIVALENTS AT END OF PERIOD	$5,167	$6,936

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF EQUITY
Three Months Ended March 31,
(Unaudited; millions)

	2010			2009
	Time Warner	Noncontrolling		Time Warner	Noncontrolling
	Shareholders	Interests	Total Equity	Shareholders	Interests	Total Equity

BALANCE AT BEGINNING OF PERIOD	$33,396	$1	$33,397	$42,292	$3,035	$45,327
Net income	725	-	725	660	28	688
Other comprehensive income	(137)	-	(137)	(107)	-	(107)

Comprehensive income	588	-	588	553	28	581
Cash dividends	(248)	-	(248)	(226)	-	(226)
Common stock repurchases	(500)	-	(500)	-	-	-
Time Warner Cable Inc. Special Dividend	-	-	-	-	(1,603)	(1,603)
Time Warner Cable Inc. Spin-off	-	-	-	(6,822)	(1,167)	(7,989)
Other	75	3	78	(8)	(3)	(11)

BALANCE AT END OF PERIOD	$33,311	$4	$33,315	$35,789	$290	$36,079

See accompanying notes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENT ACCOUNTING GUIDANCE
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
Changes in Basis of Presentation
     The 2009 financial information has been recast to reflect the retroactive adoption of amendments to accounting guidance pertaining to the accounting for transfers of financial assets and variable interest entities (“VIEs”) as described below.
Amendments to Accounting for Transfers of Financial Assets and VIEs
     On January 1, 2010, the Company adopted guidance on a retrospective basis that (i) eliminated the concept of a qualifying special-purpose entity (“SPE”), (ii) eliminated the exception from applying existing accounting guidance related to VIEs that were previously considered qualifying SPEs, (iii) changed the approach for determining the primary beneficiary of a VIE from a quantitative risk and reward model to a qualitative model based on control and (iv) requires the Company to assess each reporting period whether any of the Company’s variable interests give it a controlling financial interest in the applicable VIE.
     The Company’s investments in entities determined to be VIEs principally consist of certain investments at its Networks segment, primarily HBO Asia, HBO South Asia and HBO Latin America Group (“HBO LAG”), which operate multi-channel pay-television programming services. As of March 31, 2010, the Company held an 80% economic interest in HBO Asia, a 75% economic interest in HBO South Asia and an approximate 80% economic interest in HBO LAG, while sharing voting control with the other partners in each of the three entities. The Company provides programming as well as certain services, including distribution, licensing, technological and administrative support, to HBO Asia, HBO South Asia and HBO LAG. These investments are intended to enable the Company to more broadly leverage its programming and digital strategy in the territories served and to capitalize on the growing multi-channel television market in such territories. These entities are financed substantially through cash flows from their operations, and the Company is not obligated to provide them with any additional financial support. In addition, the assets of these entities are not available to settle obligations of the Company.
     The Company previously consolidated these entities; however, as a result of adopting this guidance, because voting control is shared with the other partners in these entities, the Company has determined that it is no longer the primary beneficiary of these entities and effective January 1, 2010 is accounting for its investments in these entities using the equity method. The adoption of this guidance with respect to these entities resulted in a decrease to revenues, operating income and net income attributable to Time Warner Inc. shareholders of $90 million, $24 million and $1 million, respectively, for the three months ended March 31, 2009. The impact on the consolidated balance sheet as of December 31, 2009 and consolidated statement of cash flows for the three months ended March 31, 2009 was not material. As of March 31, 2010 and December 31, 2009, the Company’s aggregate investment in these three entities was $596 million and $362 million, respectively, and recorded in investments, including available-for-sale securities, in the consolidated balance sheet.
     The Company also held variable interests in two wholly owned SPEs, through which the activities of its accounts receivable securitization facilities were conducted. The Company determined it was the primary beneficiary of these entities because of its ability to direct the key activities of the SPEs that most significantly impact their economic performance. Accordingly, as a result of adopting this guidance, the Company consolidated these SPEs, which resulted in an increase to securitized receivables and non-recourse debt of $805 million as of December 31, 2009. In addition, for the three months ended March 31, 2009, cash provided by operations increased by $88 million, with an offsetting decrease to cash used by financing activities. The impact on the consolidated statement of operations was not material. During the first

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
quarter of 2010, the Company repaid the $805 million outstanding under these facilities and terminated the two facilities on March 19, 2010 and on March 24, 2010, respectively.
Basis of Presentation
Basis of Consolidation
     The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of Time Warner, all voting interest entities in which Time Warner has a controlling voting interest (“subsidiaries”) and VIEs of which the Company is the primary beneficiary. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
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
Reclassifications
     Certain reclassifications have been made to the prior year information to conform to the March 31, 2010 presentation of the components of inventory.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.
     Significant estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, film ultimate revenues, home video and magazine returns, business combinations, pension and other postretirement benefits, equity-based compensation, income taxes, contingencies, litigation matters, certain programming arrangements and the determination of whether the Company is the primary beneficiary of entities in which it holds variable interests.
Interim Financial Statements
     The consolidated financial statements are unaudited; however, in the opinion of management, they contain all of the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).
Accounting for Collaborative Arrangements
     The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute theatrical productions. For the three months ended March 31, 2010 and 2009, net participation costs of $87 million and $68 million, respectively, were recorded in costs of revenues and net amounts received from collaborators for which capitalized film costs were reduced was $71 million and $38 million, respectively. As of March 31, 2010 and December 31, 2009, the net amount due to collaborators for their share of participations was $325 million and $332 million, respectively, and was recorded in participations payable in the consolidated balance sheet.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2. BUSINESS ACQUISITIONS AND DISPOSITIONS
HBO LAG
     On March 9, 2010, HBO purchased additional interests in HBO LAG for $217 million in cash, which resulted in HBO owning 80% of the equity interests of HBO LAG. HBO LAG is considered a VIE and, because voting control of the entity is shared equally with another investor, the Company has determined it is not the primary beneficiary of this entity. Accordingly, HBO accounts for this investment under the equity method of accounting.
HBO Central Europe Acquisition
     On January 27, 2010, HBO purchased the remainder of its partners’ interests in HBO Central Europe (“HBO CE”) for $136 million in cash, net of cash acquired. HBO CE operates the HBO and Cinemax premium pay television programming services serving 11 territories in Central Europe. This transaction resulted in HBO owning 100% of HBO CE, and the Company has consolidated the results of operations and financial condition of HBO CE effective January 27, 2010. Prior to this transaction, HBO’s 33% interest in HBO CE had a carrying value of $19 million and was accounted for under the equity method of accounting. Upon the acquisition of the controlling interest in HBO CE, a gain of $59 million was recognized reflecting the excess of the fair value over the Company’s carrying cost of its original investment in HBO CE. The fair value of HBO’s original investment in HBO CE was determined using the consideration paid in the January 27, 2010 purchase, which was primarily derived using a combination of market and income valuation techniques.
Summary of Discontinued Operations
     During 2009, the Company completed the legal and structural separations of Time Warner Cable Inc. (“TWC”) and AOL Inc. (“AOL”). With the completion of these separations, the Company disposed of its Cable and AOL segments in their entirety and ceased to consolidate their financial condition and results of operations in its consolidated financial statements. Accordingly, the Company has presented the financial condition and results of operations of its former Cable and AOL segments as discontinued operations in the consolidated financial statements for all periods presented.
     Financial data for the discontinued operations is as follows (millions, except per share amounts):

Three Months
Ended
March 31, 2009

Total revenues	$4,310

Pretax income	409
Income tax provision	(183)

Net income	$226

Net income attributable to Time Warner Inc. shareholders	$193

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income per common share	$0.16

Diluted net income per common share	$0.16

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3.	INVENTORIES AND FILM COSTS

Inventories and film costs consist of (millions):

		December 31,
	March 31, 2010	2009
Inventories:
Programming costs, less amortization	$3,405	$3,269
DVDs, books, paper and other merchandise	309	332

Total inventories	3,714	3,601
Less: current portion of inventory	(1,890)	(1,769)

Total noncurrent inventories	1,824	1,832

Film costs — Theatrical:(a)
Released, less amortization	520	575
Completed and not released	303	282
In production	1,354	1,228
Development and pre-production	118	157

Film costs — Television:(a)
Released, less amortization	1,074	1,095
Completed and not released	251	166
In production	355	413
Development and pre-production	8	6

Total film costs	3,983	3,922

Total noncurrent inventories and film costs	$5,807	$5,754

(a)
Does not include $1.717 billion and $1.764 billion of net film library costs as of March 31, 2010 and December 31, 2009, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheet.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4. FAIR VALUE MEASUREMENTS
     A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2010 (millions):

	Fair Value Measurements as of March 31, 2010 Using
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Trading securities:
Diversified Equity securities	$252	$248	$4	$-
Available-for-sale securities:
Equity securities	11	11	-	-
Debt securities	20	-	20	-
Derivatives:
Foreign Exchange Contracts	35	-	35	-
Other	27	5	-	22
Liabilities:
Derivatives:
Foreign Exchange Contracts	(32)	-	(32)	-
Other	(31)	-	-	(31)

Total	$282	$264	$27	$(9)

     The Company primarily applies the market approach for valuing recurring fair value measurements.
     The following table reconciles the beginning and ending balances of assets and liabilities classified as Level 3 and identifies the net income (losses) the Company recognized during the three months ended March 31, 2010 on such assets and liabilities that were included in the balance as of March 31, 2010 (millions):

Derivatives

Balance as of January 1, 2010	$20
Total gains (losses):
Included in net income	(1)
Included in other comprehensive income	-
Settlements	(7)
Issuances	(21)
Transfers in and/or out of Level 3	-

Balance as of March 31, 2010	$(9)

Total loss for the three months ended March 31, 2010 included in net income related to assets and liabilities still held as of March 31, 2010	$(1)

     Gains and losses recognized for assets and liabilities valued using significant unobservable inputs are reported in other loss, net in the consolidated statement of operations (Note 15).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other Financial Instruments
     The Company’s other financial instruments including debt are not required to be carried at fair value. Based on the interest rates prevailing at March 31, 2010, the fair value of Time Warner’s debt exceeds its carrying value by approximately $1.683 billion and at December 31, 2009, the fair value of Time Warner’s debt exceeded its carrying value by approximately $1.749 billion. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of such instruments. For the remainder of the Company’s other financial instruments, differences between the carrying value and fair value are not significant at March 31, 2010. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market. In cases where quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.
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
     In the case of film production costs, upon the occurrence of an event or change in circumstance that may indicate that the fair value of a film is less than its unamortized costs, the Company determines the fair value of the film and writes off to the consolidated statement of operations the amount by which the unamortized capitalized costs exceed the film’s fair value. Some of these events or changes in circumstance include: (i) an adverse change in the expected performance of a film prior to its release, (ii) actual costs substantially in excess of budgeted costs, (iii) substantial delays in completion or release schedules, (iv) changes in release plans, (v) insufficient funding or resources to complete the film and to market it effectively and (vi) the failure of actual performance subsequent to release to meet the expected performance of the film prior to release. In determining the fair value of its films, the Company employs a discounted cash flow methodology with assumptions for cash flows for periods not exceeding 10 years. The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular film. The fair value of any film costs associated with a film that management plans to abandon is zero. As the primary determination of fair value is determined using a discounted cash flow model, the resulting fair value is considered a Level 3 input. During the three months ended March 31, 2010, there were no film production costs that were required to be written down to fair value.
5. DERIVATIVE INSTRUMENTS
     Time Warner uses derivative instruments, principally forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The principal currencies being hedged include the British Pound, Euro, Australian Dollar and Canadian Dollar. Time Warner uses foreign exchange contracts that generally have maturities of three to 18 months to hedge various foreign exchange exposures, including the following: (i) variability in foreign-currency-denominated cash flows, such as the hedges of unremitted or forecasted royalty and license fees to be received from the sale, or anticipated sale of U.S. copyrighted products abroad or cash flows for certain film costs denominated in a foreign currency (i.e., cash flow hedges) and (ii) currency risk associated with foreign-currency-denominated operating assets and liabilities (i.e., fair value hedges). For these qualifying hedge relationships, the Company excludes the impact of forward points from its assessment of hedge effectiveness. As a result, changes in the fair value of forward points are recorded in other loss, net in the consolidated statement of operations each quarter.
     The Company also enters into derivative contracts that economically hedge certain of its foreign currency risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. These economic hedges are used primarily to offset the change in certain foreign currency denominated long-term receivables and certain foreign currency denominated debt due to changes in the underlying foreign exchange rates. For these economic hedges, gains or

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
losses resulting from changes in the fair value of the derivative contract are recorded in the consolidated statement of operations each quarter.
     Gains and losses from hedging activities recognized in the consolidated statement of operations, including hedge ineffectiveness, were not material for the three months ended March 31, 2010 and 2009. In addition, such gains and losses are largely offset by corresponding economic gains or losses from the respective transactions that were hedged.
     The following is a summary of amounts recorded in the consolidated balance sheet pertaining to Time Warner’s use of foreign currency derivatives at March 31, 2010 and December 31, 2009 (millions):

	March 31,	December 31,
	2010	2009

Qualifying Hedges
Assets	$80	$90
Liabilities	(80)	(137)

Economic Hedges
Assets	$25	$7
Liabilities	(22)	(43)
     The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions. Additionally, netting provisions are provided for in existing International Swap and Derivative Association Inc. agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within prepaid assets and other current assets or accounts payable and accrued expenses in the Company’s consolidated balance sheet. At March 31, 2010 and December 31, 2009, $59 million and $61 million, respectively, of losses related to cash flow hedges are recorded in accumulated other comprehensive income and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in these amounts are deferred net losses of $22 million and $17 million at March 31, 2010 and December 31, 2009, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.
6. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
March 2010 Debt Offering and Tender Offer and April 2010 Redemption
     On March 3, 2010, Time Warner filed a shelf registration statement with the Securities and Exchange Commission that allows it to offer and sell from time to time debt securities, preferred stock, common stock and warrants to purchase debt and equity securities. On March 11, 2010, Time Warner issued $2.0 billion aggregate principal amount of debt securities under the shelf registration statement, consisting of $1.4 billion aggregate principal amount of 4.875% Notes due 2020 and $600 million aggregate principal amount of 6.200% Debentures due 2040 (the “2010 Debt Offering”). The securities issued pursuant to the 2010 Debt Offering are guaranteed, on an unsecured basis, by Historic TW Inc. (“Historic TW”). In addition, Turner Broadcasting System Inc. (“Turner”) and Home Box Office Inc. (“HBO”) have guaranteed, on an unsecured basis, Historic TW’s guarantee of the securities.
     The net proceeds to the Company from the 2010 Debt Offering were $1.984 billion, after deducting underwriting discounts. The Company used a portion of the net proceeds from the 2010 Debt Offering to repurchase $773 million of the Company’s outstanding 6.75% Notes due 2011 pursuant to a tender offer. The premium paid and costs incurred for the repurchase of the $773 million of the 6.75% Notes due 2011 was $55 million and was recorded in other loss, net in the consolidated statement of operations. On April 22, 2010, the Company redeemed the remaining $227 million aggregate principal amount of the 6.75% Notes due 2011 pursuant to a notice of redemption dated March 23, 2010. Accordingly, the 6.75% Notes due 2011 are reflected as debt due within one year in the consolidated balance sheet.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Asset Securitization Arrangements
     During the first quarter of 2010, the Company repaid the $805 million outstanding under the Company’s two accounts receivable securitization facilities. The Company terminated the two accounts receivable securitization facilities on March 19, 2010 and March 24, 2010, respectively.
7. SHAREHOLDERS’ EQUITY
Common Stock Repurchase Program
     On January 28, 2010, Time Warner’s Board of Directors increased the amount remaining on its common stock repurchase program to $3.0 billion for purchases beginning January 1, 2010. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2010 through March 31, 2010, the Company repurchased approximately 17 million shares of common stock for approximately $500 million pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
8. INCOME PER COMMON SHARE
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
     Set forth below is a reconciliation of basic and diluted income per common share from continuing operations (millions, except per share amounts):

	Three Months Ended March 31,
	2010	2009

Income from continuing operations attributable to Time Warner Inc. shareholders	$725	$467
Income allocated to participating securities	(3)	(2)

Income from continuing operations attributable to Time Warner Inc. common shareholders — basic	$722	$465

Average number of common shares outstanding — basic	1,149.8	1,196.1
Dilutive effect of equity awards	15.6	4.2

Average number of common shares outstanding — diluted	1,165.4	1,200.3

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$0.63	$0.39
Diluted	$0.62	$0.39
     Diluted income per common share for the three months ended March 31, 2010 and 2009 excludes approximately 146 million and 184 million, respectively, common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
9. EQUITY-BASED COMPENSATION
     Compensation expense recognized for equity-based plans is as follows (millions):

	Three Months Ended March 31,
	2010	2009

Restricted stock, restricted stock units and performance stock units	$57	$39
Stock options	33	26

Total impact on Operating Income	$90	$65

Tax benefit recognized	$34	$25

     For the three months ended March 31, 2010 and 2009, the Company granted approximately 5 million and 4 million restricted stock units (“RSUs”), respectively, at a weighted-average grant date fair value per RSU of $26.95 and $22.07, respectively. For each of the three months ended March 31, 2010 and 2009, the Company granted approximately 0.2 million target performance stock units (“PSUs”), at a weighted-average grant date fair value per target PSU of $30.40 and $23.67, respectively. Total unrecognized compensation cost related to unvested RSUs and target PSUs as of March 31, 2010, without taking into account expected forfeitures, is $225 million and is expected to be recognized over a weighted-average period between one and two years.
     For each of the three months ended March 31, 2010 and 2009, the Company granted approximately 9 million stock options, at a weighted-average grant date fair value per option of $6.33 and $4.99, respectively. Total unrecognized compensation cost related to unvested stock options as of March 31, 2010, without taking into account expected forfeitures, is $105 million and is expected to be recognized over a weighted-average period between one and two years. The table below presents the weighted-average values of the assumptions used to value stock options at their grant date.

	Three Months Ended March 31,
	2010	2009

Expected volatility	29.5%	35.0%
Expected term to exercise from grant date	6.52 years	6.24 years
Risk-free rate	2.9%	2.6%
Expected dividend yield	3.2%	4.5%
10. BENEFIT PLANS
     A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s domestic and international defined benefit pension plans for the three months ended March 31, 2010 and 2009 is as follows (millions):
Components of Net Periodic Benefit Costs

	Domestic		International
	Three Months Ended March 31,
	2010	2009	2010	2009

Service cost	$17	$18	$6	$4
Interest cost	36	36	13	10
Expected return on plan assets	(41)	(33)	(16)	(12)
Amounts amortized	18	29	3	2
Curtailment	3	-	-	-

Net periodic benefit costs	$33	$50	$6	$4

Contributions	$6	$8	$35	$5

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Benefit Plan Amendments
     In March 2010, the Company’s Board of Directors approved amendments to its domestic defined benefit pension plans, which generally provide that (i) effective June 30, 2010, benefits provided under the plans will stop accruing for additional years of service and the plans will be closed to new hires and employees with less than one year of service and (ii) after December 31, 2013, pay increases will no longer be taken into consideration when determining a participating employee’s benefits under the plans.
     In addition, effective July 1, 2010, the Company will increase its matching contributions for eligible participants in the Time Warner Savings Plan. Effective January 1, 2011, the Company will also implement a supplemental savings plan that will provide for similar Company matching for eligible participant deferrals above the Internal Revenue Service compensation limits that apply to the Time Warner Savings Plan up to $500,000 of eligible compensation.
     The net effect of these changes is expected to result in a net annual decrease to employee benefit plan expense of approximately $50 million.
11. RESTRUCTURING COSTS
     The Company’s restructuring costs primarily related to employee termination costs and ranged from senior executives to line personnel. Restructuring costs expensed as incurred by segment for the three months ended March 31, 2010 and 2009 are as follows (millions):

	Three Months Ended March 31,
	2010	2009

Filmed Entertainment	$4	$37
Publishing	5	(1)

Total restructuring costs	$9	$36

	Three Months Ended March 31,
	2010	2009

2010 restructuring activity	$4	$-
2009 and prior restructuring activity	5	36

Total restructuring costs	$9	$36

     Selected information relating to accrued restructuring costs is as follows (millions):

	Employee
	Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2009	$155	$98	$253
Net accruals	2	7	9
Cash paid	(47)	(14)	(61)

Remaining liability as of March 31, 2010	$110	$91	$201

     As of March 31, 2010, of the remaining liability of $201 million, $115 million was classified as a current liability in the consolidated balance sheet, with the remaining $86 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2017.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
12. SEGMENT INFORMATION
     Time Warner classifies its operations into three reportable segments: Networks, consisting principally of cable television networks that provide programming; Filmed Entertainment, consisting principally of feature film, television and home video production and distribution; Publishing, consisting principally of magazine publishing.
     Information as to the revenues, intersegment revenues, operating income (loss) and assets of Time Warner in each of its reportable segments is set forth below.

	Three Months Ended March 31,
	2010	2009
	(millions)
Revenues
Networks	$2,958	$2,706
Filmed Entertainment	2,694	2,633
Publishing	799	806
Intersegment eliminations	(129)	(149)

Total revenues	$6,322	$5,996

	Three Months Ended March 31,
	2010	2009
	(millions)
Intersegment Revenues
Networks	$17	$20
Filmed Entertainment	109	126
Publishing	3	3

Total intersegment revenues	$129	$149

	Three Months Ended March 31,
	2010	2009
	(millions)
Operating Income (Loss)
Networks	$1,201	$936
Filmed Entertainment	307	214
Publishing	50	(32)
Corporate	(108)	(94)
Intersegment eliminations	13	-

Total operating income (loss)	$1,463	$1,024

	March 31, 2010	December 31, 2009
	(millions)
Assets
Networks	$36,947	$35,650
Filmed Entertainment	16,481	17,078
Publishing	6,151	6,404
Corporate	6,487	6,927

Total assets	$66,066	$66,059

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
13. COMMITMENTS AND CONTINGENCIES
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
     In connection with the Company’s 1998 sale of a subsidiary that held the controlling interests in the Parks to Six Flags, Inc. (now known as Six Flags Entertainment Corporation and formerly Premier Parks Inc.) (“Six Flags”), Six Flags and Historic TW entered into a subordinated indemnity agreement (the “Subordinated Indemnity Agreement”) pursuant to which Six Flags agreed to guarantee the performance of the Guaranteed Obligations when due and to indemnify Historic TW, among others, in the event that the Guaranteed Obligations are not performed and the Six Flags Guarantee is called upon. In the event of a default of Six Flags’ obligations under the Subordinated Indemnity Agreement, the Subordinated Indemnity Agreement and related agreements provide, among other things, that Historic TW has the right to acquire control of the managing partner of the Parks. Six Flags’ obligations to Historic TW are further secured by its interest in all limited partnership units that are held by Six Flags. To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.
     In connection with the separation of TWC, guarantees previously made by Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC, were terminated and, pursuant to and as required under the original terms of the Six Flags Guarantee, Warner Bros. Entertainment Inc. (“WBEI”) became a guarantor. In addition, TWE’s rights and obligations under the Subordinated Indemnity Agreement have been assigned to WBEI. The Company continues to indemnify TWE in connection with any residual exposure of TWE under the Guaranteed Obligations.
     In April 2009, Six Flags received notices from limited partners of the Partnerships to sell limited partnership units with an aggregate price of approximately $66 million. A Time Warner subsidiary (TW-SF LLC) made a loan of approximately $53 million (the “TW Loan”) to SFOG Acquisition A, Inc., a Delaware corporation, SFOG Acquisition B, L.L.C., a Delaware limited liability company, SFOT Acquisition I, Inc., a Delaware corporation and SFOT Acquisition II, Inc., a Delaware corporation (collectively, the “Acquisition Companies”) to help fund the purchase price for the limited partnership units that were put. The outstanding principal amount of the TW Loan at March 31, 2010 was approximately $27 million, reflecting payments by the Acquisition Companies during 2009. The TW Loan was paid off on April 30, 2010.
     Taking into account the limited partnership units purchased in 2009, the estimated maximum Cumulative LP Unit Purchase Obligation for 2010 is approximately $300 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In addition, the aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) of the agreements are approximately $1.15 billion (for a net present value of approximately $415 million).
     On June 13, 2009, Six Flags and certain of its subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court in Delaware. On April 30, 2010, an order confirming Six Flags’ modified fourth amended joint plan of reorganization was entered by the Bankruptcy Court and the plan became effective and Six Flags emerged from bankruptcy the same day. The plan of reorganization has resulted in a significant reduction in debt for Six Flags. The Partnerships holding the Parks and the Acquisition Companies were not included in the debtors’ reorganization proceedings.
     In connection with the plan of reorganization of Six Flags, on April 30, 2010, TW-SF LLC entered into a five-year $150 million multiple draw term facility with the Acquisition Companies, which the Acquisition Companies can use only to fund their obligations to purchase certain limited partnership units of the Partnerships. The facility will expire April 30, 2015, unless it terminates earlier following the acceleration or certain refinancings of Six Flags’ new first lien credit facility or second lien term credit facility, which closed simultaneously with the closing of this facility. New loans drawn under the facility will each mature 5 years from their respective funding dates. Interest will accrue at a rate at least equal to a LIBOR floor of 250 basis points plus a spread of 100 basis points over the applicable margin for term loans under Six Flags’ new first lien credit facility. Based on the number of limited partnership units put in 2010, no loan will be drawn under the facility in 2010.
     Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under these Guaranteed Obligations and no liability for the arrangements has been recognized at March 31, 2010. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.
AOL Revolving Facility
     In connection with the AOL Separation, AOL entered into a $250 million 364-day senior secured revolving credit facility (the “AOL Revolving Facility”) on December 9, 2009. Time Warner has guaranteed AOL’s obligations under the AOL Revolving Facility in exchange for which AOL is paying Time Warner an ongoing fee, subject to periodic increases, a portion of which varies with the amount of undrawn commitments and the principal amount of AOL’s obligations outstanding under the facility and changes in Time Warner’s senior unsecured long-term debt credit ratings. Also in connection with the AOL Separation, Time Warner agreed to continue to provide credit support for certain AOL lease and trade obligations of approximately $108 million ending on the earlier of December 9, 2011 and 30 days after AOL obtains the right to borrow funds under a permanent credit facility, in exchange for a fee equal to a rate per annum of 4.375% of the outstanding principal amount of such obligations, subject to periodic increases. Since the AOL Separation, AOL has replaced or released Time Warner as the source of the credit support for certain AOL lease and trade obligations or otherwise reduced Time Warner’s credit support obligations. As of April 30, 2010, the amount of credit support provided by Time Warner for AOL lease and trade obligations was $25 million.
Contingencies
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     On September 9, 2009, several music labels filed a complaint, and on October 9, 2009 filed an amended complaint, in the U.S. District Court for the Middle District of Tennessee against the Company and its wholly-owned subsidiaries, Warner Bros. Entertainment Inc., Telepictures Productions Inc., and WAD Productions Inc., among other named defendants. Plaintiffs allege that defendants made unauthorized use of certain sound recordings on The Ellen DeGeneres Show, in violation of the federal Copyright Act and the Tennessee Consumer Protection Act. Plaintiffs seek unspecified monetary damages. On November 25, 2009, defendants filed a motion to transfer the case to the U.S. District Court for the Central District of California, which motion was granted on February 19, 2010. In January, February and March 2010, the Company and its subsidiaries reached agreements with the Sony Music Entertainment, Capitol Records, LLC (dba EMI Records North America) and Warner Music Group, Inc. groups of plaintiffs, respectively, to resolve their asserted claims on terms that are not material to the Company. The Company intends to defend against the claims by the remaining plaintiffs in the lawsuit vigorously.
     On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company. The complaint, which also named as defendants several other programming content providers (collectively, the “programmer defendants”) as well as cable and satellite providers (collectively, the “distributor defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
complaint in this action (the “First Amended Complaint”) that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. The defendants, including the Company, filed motions to dismiss the First Amended Complaint and these motions were granted, with leave to amend. On March 20, 2008, plaintiffs filed a second amended complaint (the “Second Amended Complaint”) that modified certain aspects of the First Amended Complaint. On April 22, 2008, the defendants, including the Company, filed motions to dismiss the Second Amended Complaint, which motions were denied. On July 14, 2008, the defendants filed motions requesting the court to certify its order for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit, which motions were denied. On November 14, 2008, the Company was dismissed as a programmer defendant, and Turner was substituted in its place. On May 1, 2009, by stipulation of the parties, plaintiffs filed a third amended complaint (the “Third Amended Complaint”) and a related motion to adjudicate an element of plaintiffs’ claim. On June 12, 2009, all defendants opposed that motion and moved to dismiss the Third Amended Complaint. On the same date, the distributor defendants also filed a motion to dismiss for lack of standing. In an order dated October 15, 2009, the court denied plaintiffs’ motion and granted defendants’ motion, dismissing the Third Amended Complaint with prejudice. On October 30, 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. The Company intends to defend against this lawsuit vigorously.
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
     On June 6, 2005, David McDavid and certain related entities (collectively, “McDavid”) filed a complaint against Turner and the Company in Georgia state court. The complaint asserted, among other things, claims for breach of contract, breach of fiduciary duty, promissory estoppel and fraud relating to an alleged oral agreement between plaintiffs and Turner for the sale of the Atlanta Hawks and Thrashers sports franchises and certain operating rights to the Philips Arena. On August 20, 2008, the court issued an order dismissing all claims against the Company. The court also dismissed certain claims against Turner for breach of an alleged oral exclusivity agreement, for promissory estoppel based on the alleged exclusivity agreement and for breach of fiduciary duty. A trial as to the remaining claims against Turner commenced on October 8, 2008 and concluded on December 2, 2008. On December 9, 2008, the jury announced its verdict in favor of McDavid on the breach of contract and promissory estoppel claims, awarding damages on those claims of $281 million and $35 million, respectively. Pursuant to the court’s direction that McDavid choose one of the two claim awards, McDavid elected the $281 million award. The jury found in favor of Turner on the two remaining claims of fraud and breach of confidential information. On January 12, 2009, Turner filed a motion to overturn the jury verdict or, in the alternative, for a new trial, and, on April 22, 2009, the court denied the motion. On April 23, 2009, Turner filed a notice of appeal to the Georgia Court of Appeals and on June 15, 2009 posted a $25 million letter of credit as security pending appeal. On March 26, 2010, the Georgia Court of Appeals denied Turner’s appeal, and, on April 9, 2010, it denied Turner’s motion for reconsideration of that decision. On April 29, 2010, Turner filed a petition for certiorari with the Georgia Supreme Court. The Company has a reserve established for this matter at March 31, 2010 of approximately $307 million (including interest accrued through such date), although it intends to defend against this lawsuit vigorously.
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
Income Tax Uncertainties
     During the three months ended March 31, 2010, the Company recorded additional income tax reserves of approximately $20 million. Of the $20 million additional income tax reserves, approximately $4 million would affect the Company’s effective tax rate if reversed. During the three months ended March 31, 2010, the Company recorded interest reserves related to the income tax reserves of approximately $25 million.
14. RELATED PARTY TRANSACTIONS
     The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. These transactions have been executed on terms comparable to those of transactions with unrelated third parties and primarily include the licensing of broadcast rights to The CW for film and television product, by the Filmed Entertainment segment and the licensing of rights to carry cable television programming provided by the Networks segment. For the three months ended March 31, 2010 and 2009, revenues from related parties were $87 million and $90 million, respectively.
15. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     Additional financial information with respect to cash (payments) and receipts is as follows (millions):

	Three Months Ended March 31,
	2010	2009

Cash payments made for interest	$(153)	$(141)
Interest income received	5	11

Cash interest payments, net	$(148)	$(130)

Cash payments made for income taxes	$(88)	$(84)
Income tax refunds received	8	44
TWC and AOL tax sharing payments, net(a)	-	(24)

Cash tax payments, net	$(80)	$(64)

(a)	Represents net amounts paid to TWC and AOL in accordance with tax sharing agreements with TWC and AOL.
     The consolidated statement of cash flows reflects approximately $40 million of common stock repurchases that were included in other current liabilities at December 31, 2009 but for which payment was not made until the first quarter of 2010. Additionally, the consolidated statement of cash flows for the three months ended March 31, 2010 does not reflect approximately $26 million of common stock repurchases that were included in other current liabilities at March 31, 2010 but for which payment was not made until the second quarter of 2010.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Interest Expense, Net
     Interest expense, net, consists of (millions):

	Three Months Ended March 31,
	2010	2009

Interest income	$25	$35
Interest expense	(321)	(348)

Total interest expense, net	$(296)	$(313)

Other Loss, Net
     Other loss, net, consists of (millions):

	Three Months Ended March 31,
	2010	2009

Investment losses, net	$(3)	$(13)
Premium paid and costs incurred on debt redemption	(55)	-
Loss on equity method investees	-	(10)
Other	5	1

Total other loss, net	$(53)	$(22)

Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of (millions):

	March 31, 2010	December 31, 2009

Accounts payable	$604	$677
Accrued expenses	2,157	2,495
Participations payable	2,521	2,652
Programming costs payable	719	681
Accrued compensation	566	916
Accrued interest	383	257
Accrued income taxes	341	129

Total accounts payable and accrued liabilities	$7,291	$7,807

Other Noncurrent Liabilities
     Other noncurrent liabilities consist of (millions):

	March 31, 2010	December 31, 2009

Noncurrent tax and interest reserves	$2,246	$2,173
Participations payable	740	766
Programming costs payable	1,261	1,242
Noncurrent pension and post retirement liabilities	604	582
Deferred compensation	568	565
Other noncurrent liabilities	609	639

Total other noncurrent liabilities	$6,028	$5,967

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
     As discussed more fully in Note 1 to the accompanying consolidated financial statements, the 2009 financial information has been recast to reflect the retroactive adoption of amendments to accounting guidance pertaining to the accounting for transfers of financial assets and variable interest entities.
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

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Balance Sheet
March 31, 2010
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and equivalents	$4,021	$206	$940	$-	$5,167
Receivables, net	47	636	4,460	-	5,143
Inventories	-	495	1,395	-	1,890
Deferred income taxes	651	615	457	(1,072)	651
Prepaid expenses and other current assets	137	83	322	-	542

Total current assets	4,856	2,035	7,574	(1,072)	13,393
Noncurrent inventories and film costs	-	1,793	4,126	(112)	5,807
Investments in amounts due to and from consolidated subsidiaries	43,048	21,888	11,384	(76,320)	-
Investments, including available-for-sale securities	61	363	1,858	(539)	1,743
Property, plant and equipment, net	356	498	2,961	-	3,815
Intangible assets subject to amortization, net	-	1	2,700	-	2,701
Intangible assets not subject to amortization	-	2,007	5,747	-	7,754
Goodwill	-	9,879	19,879	-	29,758
Other assets	192	91	812	-	1,095

Total assets	$48,513	$38,555	$57,041	$(78,043)	$66,066

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$883	$1,112	$5,313	$(17)	$7,291
Deferred revenue	-	22	875	(25)	872
Debt due within one year	227	11	22	-	260

Total current liabilities	1,110	1,145	6,210	(42)	8,423
Long-term debt	11,023	5,332	32	-	16,387
Due (to) from affiliates	(838)	-	838	-	-
Deferred income taxes	1,633	3,121	2,641	(5,762)	1,633
Deferred revenue	-	-	363	(83)	280
Other noncurrent liabilities	2,274	2,061	3,548	(1,855)	6,028
Equity
Due (to) from Time Warner and subsidiaries	-	(19,147)	1,538	17,609	-
Other shareholders’ equity	33,311	46,043	41,867	(87,910)	33,311

Total Time Warner Inc. shareholders’ equity	33,311	26,896	43,405	(70,301)	33,311
Noncontrolling interests	-	-	4	-	4

Total equity	33,311	26,896	43,409	(70,301)	33,315

Total liabilities and equity	$48,513	$38,555	$57,041	$(78,043)	$66,066

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Balance Sheet
December 31, 2009
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and equivalents	$3,863	$138	$732	$-	$4,733
Receivables, net	44	641	4,385	-	5,070
Securitized receivables	-	-	805	-	805
Inventories	-	506	1,263	-	1,769
Deferred income taxes	670	633	477	(1,110)	670
Prepaid expenses and other current assets	148	68	429	-	645

Total current assets	4,725	1,986	8,091	(1,110)	13,692
Noncurrent inventories and film costs	-	1,814	4,055	(115)	5,754
Investments in amounts due to and from consolidated subsidiaries	41,585	20,782	11,241	(73,608)	-
Investments, including available-for-sale securities	65	392	1,603	(518)	1,542
Property, plant and equipment, net	382	496	3,044	-	3,922
Intangible assets subject to amortization, net	-	1	2,675	-	2,676
Intangible assets not subject to amortization	-	2,007	5,727	-	7,734
Goodwill	-	9,879	19,760	-	29,639
Other assets	196	69	835	-	1,100

Total assets	$46,953	$37,426	$57,031	$(75,351)	$66,059

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$657	$1,164	$6,049	$(63)	$7,807
Deferred revenue	-	13	789	(21)	781
Debt due within one year	-	12	45	-	57
Non-recourse debt	-	-	805	-	805
Current liabilities of discontinued operations	23	-	-	-	23

Total current liabilities	680	1,189	7,688	(84)	9,473
Long-term debt	9,979	5,335	32	-	15,346
Due (to) from affiliates	(907)	-	907	-	-
Deferred income taxes	1,607	3,147	2,658	(5,805)	1,607
Deferred revenue	-	-	360	(91)	269
Other noncurrent liabilities	2,198	2,004	3,525	(1,760)	5,967
Equity
Due (to) from Time Warner and subsidiaries	-	(19,327)	1,461	17,866	-
Other shareholders’ equity	33,396	45,078	40,399	(85,477)	33,396

Total Time Warner Inc. shareholders’ equity	33,396	25,751	41,860	(67,611)	33,396
Noncontrolling interests	-	-	1	-	1

Total equity	33,396	25,751	41,861	(67,611)	33,397

Total liabilities and equity	$46,953	$37,426	$57,031	$(75,351)	$66,059

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Three Months Ended March 31, 2010
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$1,342	$5,022	$(42)	$6,322
Costs of revenues	-	(599)	(2,789)	35	(3,353)
Selling, general and administrative	(106)	(224)	(1,162)	4	(1,488)
Amortization of intangible assets	-	-	(68)	-	(68)
Restructuring costs	-	-	(9)	-	(9)
Gain on consolidated assets	-	59	-	-	59

Operating income (loss)	(106)	578	994	(3)	1,463
Equity in pretax income of consolidated subsidiaries	1,459	989	411	(2,859)	-
Interest expense, net	(180)	(108)	(8)	-	(296)
Other income (loss), net	(59)	-	34	(28)	(53)

Income from continuing operations before income taxes	1,114	1,459	1,431	(2,890)	1,114
Income tax provision	(389)	(502)	(509)	1,011	(389)

Income from continuing operations	725	957	922	(1,879)	725
Discontinued operations, net of tax	-	-	-	-	-

Net income	725	957	922	(1,879)	725
Less Net income attributable to noncontrolling interests	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$725	$957	$922	$(1,879)	$725

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Three Months Ended March 31, 2009
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$1,273	$4,798	$(75)	$5,996
Costs of revenues	-	(608)	(2,826)	76	(3,358)
Selling, general and administrative	(91)	(199)	(1,211)	-	(1,501)
Amortization of intangible assets	-	-	(77)	-	(77)
Restructuring costs	-	-	(36)	-	(36)

Operating income (loss)	(91)	466	648	1	1,024
Equity in pretax income of consolidated subsidiaries	986	627	310	(1,923)	-
Interest expense, net	(198)	(107)	(9)	1	(313)
Other income (loss), net	(8)	3	13	(30)	(22)

Income from continuing operations before income taxes	689	989	962	(1,951)	689
Income tax provision	(227)	(338)	(329)	667	(227)

Income from continuing operations	462	651	633	(1,284)	462
Discontinued operations, net of tax	226	181	283	(464)	226

Net income	688	832	916	(1,748)	688
Less Net income attributable to noncontrolling interests	(28)	(20)	(32)	52	(28)

Net income attributable to Time Warner Inc. shareholders	$660	$812	$884	$(1,696)	$660

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2010
(Unaudited; millions)

			Non-
	Parent	Guarantor	Guarantor		Time Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATIONS
Net income	$725	$957	$922	$(1,879)	$725
Less Discontinued operations, net of tax	-	-	-	-	-

Net income from continuing operations	725	957	922	(1,879)	725
Adjustments for noncash and nonoperating items:
Depreciation and amortization	9	34	189	-	232
Amortization of film and television costs	-	457	925	2	1,384
Loss on investments and other assets, net	4	-	-	-	4
Deficiency of distributions over equity in pretax income of consolidated subsidiaries, net of cash cash distributions	(1,459)	(989)	(411)	2,859	-
Equity in losses of investee companies, net of distributions	-	7	5	-	12
Equity-based compensation	16	22	52	-	90
Deferred income taxes	10	(7)	5	2	10
Changes in operating assets and liabilities, net of acquisitions	433	45	(599)	(980)	(1,101)
Intercompany	-	105	(105)	-	-

Cash provided (used) by operations from continuing operations	(262)	631	983	4	1,356

INVESTING ACTIVITIES
Investments in available-for-sale securities	-	-	(1)	-	(1)
Investments and acquisitions, net of cash acquired	(1)	(287)	(186)	-	(474)
Capital expenditures	(1)	(15)	(73)	-	(89)
Advances to (from) parent and consolidated subsidiaries	(64)	(440)	-	504	-
Other investment proceeds	22	2	5	-	29

Cash used by investing activities from continuing operations	(44)	(740)	(255)	504	(535)

FINANCING ACTIVITIES
Borrowings	2,043	-	49	-	2,092
Debt repayments	(773)	-	(896)	-	(1,669)
Proceeds from exercise of stock options	42	-	-	-	42
Excess tax benefit on stock options	1	-	-	-	1
Principal payments on capital leases	-	(3)	(1)	-	(4)
Repurchases of common stock	(514)	-	-	-	(514)
Dividends paid	(248)	-	-	-	(248)
Other financing activities	(64)	-	-	-	(64)
Change in due to/from parent and investment in segment	-	180	328	(508)	-

Cash provided (used) by financing activities from continuing operations	487	177	(520)	(508)	(364)

Cash provided by continuing operations	181	68	208	-	457

Cash used by operations from discontinued operations	(23)	-	-	-	(23)
Cash used by investing activities from discontinued operations	-	-	-	-	-
Cash used by financing activities from discontinued operations	-	-	-	-	-
Effect of change in cash and equivalents of discontinued operations	-	-	-	-	-

Cash used by discontinued operations	(23)	-	-	-	(23)

INCREASE IN CASH AND EQUIVALENTS	158	68	208	-	434
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,863	138	732	-	4,733

CASH AND EQUIVALENTS AT END OF PERIOD	$4,021	$206	$940	$-	$5,167

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2009
(Unaudited; millions)

			Non-
	Parent	Guarantor	Guarantor		Time Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATIONS
Net income	$688	$832	$916	$(1,748)	$688
Less Discontinued operations, net of tax	226	181	283	(464)	226

Net income from continuing operations	462	651	633	(1,284)	462
Adjustments for noncash and nonoperating items:
Depreciation and amortization	10	31	201	-	242
Amortization of film and television costs	-	472	1,108	-	1,580
Loss on investments and other assets, net	-	2	1	-	3
Deficiency of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(986)	(627)	(310)	1,923	-
Equity in (income) losses of investee companies, net of cash distributions	-	(3)	22	-	19
Equity-based compensation	13	15	37	-	65
Deferred income taxes	(32)	(43)	(43)	86	(32)
Changes in operating assets and liabilities, net of acquisitions	816	201	(1,459)	(732)	(1,174)
Intercompany	-	(195)	195	-	-

Cash provided (used) by operations from continuing operations	283	504	385	(7)	1,165

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	-	-	-	(2)
Investments and acquisitions, net of cash acquired	-	(12)	(30)	-	(42)
Capital expenditures	(13)	(17)	(71)	-	(101)
Investment proceeds from available-for-sale securities	-	-	5	-	5
Proceeds from the Special Dividend paid by Time Warner Cable Inc.	9,253	-	-	-	9,253
Advances to (from) parent and consolidated subsidiaries	943	552	-	(1,495)	-
Other investment proceeds	38	2	4	-	44

Cash provided (used) by investing activities from continuing operations	10,219	525	(92)	(1,495)	9,157

FINANCING ACTIVITIES
Borrowings	3,493	-	14	-	3,507
Debt repayments	(7,983)	-	(91)	-	(8,074)
Principal payments on capital leases	-	(4)	-	-	(4)
Dividends paid	(226)	-	-	-	(226)
Other financing activities	(8)	-	-	-	(8)
Change in due to/from parent and investment in segment	-	(1,029)	(473)	1,502	-

Cash used by financing activities from continuing operations	(4,724)	(1,033)	(550)	1,502	(4,805)

Cash provided (used) by continuing operations	5,778	(4)	(257)	-	5,517

Cash provided by operations from discontinued operations	-	-	952	-	952
Cash used by investing activities from discontinued operations	-	-	(662)	-	(662)
Cash used by financing activities from discontinued operations	-	-	(5,231)	-	(5,231)
Effect of change in cash and equivalents of discontinued operations	-	-	5,278	-	5,278

Cash provided by discontinued operations	-	-	337	-	337

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	5,778	(4)	80	-	5,854
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	469	103	510	-	1,082

CASH AND EQUIVALENTS AT END OF PERIOD	$6,247	$99	$590	$-	$6,936

Part II. Other Information
Item 1. Legal Proceedings.
     The following information supplements and amends the disclosure set forth under Part 1, Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).
     Reference is made to the tax cases in Brazil involving Warner Bros. (South) Inc., a wholly owned subsidiary of the Company, described on page 27 of the 2009 Form 10-K. The majority of these cases have been settled through participation in government-sponsored tax amnesty programs. For the federal taxes included in the federal tax amnesty program, the application of prior judicial deposits to the federal taxes, the return of any excess judicial deposits and the dismissal of the underlying tax cases remain pending. The Company does not view these procedural matters or the remaining claims to be material. As a result, the Company does not intend to include disclosure regarding this matter in its future periodic reports.
     Reference is made to the lawsuit filed by several music labels described on page 28 of the 2009 Form 10-K. On February 19, 2010, the U.S. District Court for the Middle District of Tennessee granted defendants’ motion to transfer the case to the U.S. District Court for the Central District of California. In January, February and March 2010, the Company and its subsidiaries reached agreements with the Sony Music Entertainment, Capitol Records, LLC (dba EMI Records North America) and Warner Music Group, Inc. groups of plaintiffs, respectively, to resolve their asserted claims on terms that are not material to the Company.
     Reference is made to the lawsuit filed by David McDavid and certain related entities described on page 29 of the 2009 Form 10-K. On March 26, 2010, the Georgia Court of Appeals denied Turner Broadcasting System, Inc.’s (“Turner”) appeal, and, on April 9, 2010, it denied Turner’s motion for reconsideration of that decision. On April 29, 2010, Turner filed a petition for certiorari with the Georgia Supreme Court.
Item 1A. Risk Factors.
     There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A of the 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
     The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2010.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid Per Share(1)	Programs(2)	Plans or Programs(1)
January 1, 2010 - January 31, 2010	5,515,007	$28.24	5,515,007	$2,844,282,691
February 1, 2010 - February 28, 2010	5,107,010	$28.30	5,107,010	$2,699,751,667
March 1, 2010 - March 31, 2010	6,461,570	$30.75	6,461,570	$2,501,033,621

Total	17,083,587	$29.21	17,083,587	$2,501,033,621

(1)	The amount does not give effect to any fees, commissions or other costs associated with the repurchase of shares.

(2)
On February 3, 2010, the Company announced that its Board of Directors had authorized repurchases of up to $3 billion of Common Stock for purchases beginning January 1, 2010. Purchases under the stock repurchase program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. In the past, the Company has repurchased shares of Common Stock pursuant to trading programs under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, and it may repurchase shares of Common Stock under such trading programs in the future.

Item 4. Other Information.
Amended and Restated Employment Agreement
     On April 29, 2010, the Company entered into an amended and restated employment agreement with John K. Martin, Jr., effective as of January 1, 2010. The amended and restated agreement extends the term of Mr. Martin’s employment as Executive Vice President and Chief Financial Officer of the Company to December 31, 2013. The agreement also provides for increases in compensation as follows: (i) annual base salary of $1.5 million retroactive to January 1, 2010, (ii) a discretionary cash bonus with a target amount of $3.75 million beginning with the bonus for 2010, and (iii) annual long-term incentive compensation with a target value of $3.25 million beginning in 2011.
     The agreement continues the severance provisions in effect immediately prior to the amendment. In the event of a termination of Mr. Martin’s employment by the Company other than for cause or by Mr. Martin due to material breach by the Company, Mr. Martin would have a severance period of two years after the effective date of termination and would be paid amounts equal to his annual salary and average annual bonus during the severance period. In other respects, the terms of Mr. Martin’s employment with the Company were not changed by the amended and restated employment agreement.
     In approving the increase in compensation and extension of the employment agreement, the Compensation and Human Development Committee of the Board of Directors noted the exceptional performance of Mr. Martin as Chief Financial Officer of the Company, the integral role he has played as the Company’s senior financial executive and in providing strategic leadership on key Company-wide initiatives, and his standing among his peers at media and entertainment companies.
Time Warner Supplemental Savings Plan
     In connection with changes to the Company’s defined benefit pension plans and the Time Warner Savings Plan approved on March 25, 2010 in a transition to defined contribution retirement programs for U.S. employees, the

Company’s Board of Directors approved the adoption of the Time Warner Supplemental Savings Plan (the “Supplemental Savings Plan”), which will become effective January 1, 2011.
     Under the Supplemental Savings Plan, eligible employees earning more than the Internal Revenue Service compensation limit for qualified savings plans ($245,000 in 2010) (the “IRS Limit”) will be permitted to defer receipt of a percentage of eligible compensation above the IRS Limit. Prior to each year, employees may elect to defer up to 50% of eligible compensation between the IRS Limit and $500,000 and up to 90% of eligible compensation above $500,000. The Company will make matching deferrals on the first 6% of eligible compensation an employee defers on eligible compensation up to $500,000 at the same rates that the Company makes matching contributions in the Time Warner Savings Plan (the Company’s qualified plan). The rates in effect when the Supplemental Savings Plan becomes effective will be 133% on the first 3% of eligible compensation deferred and 100% on the next 3% of eligible compensation deferred, or a total Company matching deferral equal to 7% of eligible compensation if an employee defers 6% of eligible compensation. There will not be Company matching deferrals on amounts employees defer based on eligible compensation above $500,000.
     The Company matching deferrals under the Supplemental Savings Plan will vest in two years, with an employee’s years of service at the time he or she begins participating in the plan counting toward the two-year vesting requirement.
     The employee deferrals and any Company matching deferrals under the Supplemental Savings Plan are general unsecured obligations of the Company to pay deferred compensation in the future from the general assets of the Company in accordance with the terms of the Supplemental Savings Plan. All payments made by the Company under the Supplemental Savings Plan will be made directly by the Company from its general assets subject to the claims of any creditors, and no deferred compensation under the Supplemental Savings Plan shall be segregated or earmarked or held in trust.
     Eligible employees who choose to participate in the Supplemental Savings Plan (and remain actively employed with the Company through the time the transition award is made) will receive transition awards based on certain eligible compensation that cannot be deferred to the Supplemental Savings Plan at the time it begins. The transition awards will approximate the amount of Company matching deferrals a participating employee would have received (1) if participation in the Supplemental Savings Plan had begun on July 1, 2010 rather than January 1, 2011 and (2) the 2010 bonus paid in 2011 could be deferred under the Supplemental Savings Plan. The special transition awards will vest immediately upon being made.
Item 5. Exhibits.
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

TIME WARNER INC. (Registrant)

Date: May 5, 2010	/s/ John K. Martin, Jr.
John K. Martin, Jr. Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
4.1	Indenture dated as of March 11, 2010 among Time Warner Inc. (the “Registrant”), Historic TW Inc., Home Box Office, Inc., Turner Broadcasting System, Inc. and The Bank of New York Mellon, as Trustee.

10.1	Amended and Restated Employment Agreement made April 29, 2010, effective as of January 1, 2010, between the Registrant and John Martin.+

10.2	Time Warner Supplemental Savings Plan.+

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. †

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the Securities and Exchange Commission on May 5, 2010, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet at March 31, 2010 and December 31, 2009, (ii) Consolidated Statement of Operations for the three months ended March 31, 2010 and 2009, (iii) Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009, (iv) Consolidated Statement of Equity for the three months ended March 31, 2010 and 2009, (v) Notes to Consolidated Financial Statements (tagged as blocks of text) and (vi) Supplementary Information — Condensed Consolidating Financial Statements (tagged as a block of text). †

+	This exhibit is a management contract or compensation plan or arrangement.

†
This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.