Form 10-Q
period 2010-06-30
TIME WARNER INC.
filed 2010-08-04
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2010 or

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

Large accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Description of Class	as of July 27, 2010
Common Stock – $.01 par value	1,124,215,824

TIME WARNER INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page
PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Results of Operations and Financial Condition	1
Item 4. Controls and Procedures	20
Consolidated Balance Sheet at June 30, 2010 and December 31, 2009	21
Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2010 and 2009	22
Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2010 and 2009	23
Consolidated Statement of Equity for the Six Months Ended June 30, 2010 and 2009	24
Notes to Consolidated Financial Statements	25
Supplementary Information	42

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	51
Item 1A. Risk Factors	51
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 5. Other Information	52
Item 6. Exhibits	52
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

•
Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2010. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of significant transactions and events that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2010 and cash flows for the six months ended June 30, 2010.

•
Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
OVERVIEW
     Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, TNT, TBS, CNN, Warner Bros., New Line Cinema, People, Sports Illustrated and Time. During the six months ended June 30, 2010, the Company generated revenues of $12.699 billion (up 7% from $11.916 billion in 2009), Operating Income of $2.657 billion (up 31% from $2.025 billion in 2009), Net Income attributable to Time Warner shareholders of $1.287 billion (up 9% from $1.184 billion in 2009) and Cash Provided by Operations from Continuing Operations of $1.388 billion (down 14% from $1.611 billion in 2009).
Time Warner Businesses
     Time Warner classifies its operations into three reportable segments: Networks, Filmed Entertainment and Publishing. For additional information regarding Time Warner’s business segments, refer to Note 12, “Segment Information,” in the accompanying consolidated financial statements.
     Networks. Time Warner’s Networks segment consists of Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“HBO”). During the six months ended June 30, 2010, the Networks segment generated revenues of $6.128 billion (48% of the Company’s overall revenues) and $2.182 billion in Operating Income.
     Turner operates domestic and international networks, including such recognized brands as TNT, TBS, CNN, Cartoon Network, truTV and HLN, which are among the leaders in advertising-supported cable television networks. The Turner networks generate revenues principally from providing programming to cable system operators, satellite distribution services, telephone companies and other distributors (known as affiliates) that have contracted to receive and distribute this programming and from the sale of advertising. Key contributors to Turner’s success are its strong brands and continued investments in high-quality, popular programming focused on sports, original and syndicated series, news, network movie premieres and animation to drive audience delivery and revenue growth. During the first half of 2010, Advertising revenue at Turner benefited from an improved advertising environment both domestically and internationally.
     HBO operates the HBO and Cinemax multichannel premium pay television programming services, with the HBO service ranking as the nation’s most widely distributed premium pay television service. HBO generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to subscribers who choose to receive the HBO or Cinemax services. An additional source of revenues for HBO is the sale and licensing of its original programming, including Entourage, True Blood, The Pacific, The Sopranos and Rome.
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
     Filmed Entertainment. Time Warner’s Filmed Entertainment segment consists of businesses managed by the Warner Bros. Entertainment Group (“Warner Bros.”) that principally produce and distribute theatrical motion pictures, including Inception, Clash of the Titans, Sex and the City 2, The Blind Side, Sherlock Holmes and the Harry Potter films, as well as television shows and videogames. During the six months ended June 30, 2010, the Filmed Entertainment segment generated revenues of $5.210 billion (39% of the Company’s overall revenues) and $480 million in Operating Income.
     The Filmed Entertainment segment’s diversified sources of revenues within its film and television businesses, including its extensive film library and global distribution infrastructure, have helped it to deliver consistent long-term operating performance. Theatrical product revenues principally are generated domestically and internationally through rentals from theatrical exhibition and subsequently through licensing fees received for the distribution of films on television networks

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
and pay television programming services. Television product revenues principally are generated domestically and internationally from the licensing of the Filmed Entertainment segment’s programs on television networks and pay television programming services. The Filmed Entertainment segment also generates revenues for both its theatrical and television product through home video distribution on DVD and Blu-ray Discs and in various digital formats.
     Warner Bros. continues to be an industry leader in the television content business. During the 2009-2010 broadcast season, Warner Bros. produced more than 25 scripted primetime series, with at least one series airing on each of the five broadcast networks (including Two and a Half Men, The Mentalist, The Big Bang Theory, Gossip Girl, Fringe and Chuck) and original series for several cable networks (including The Closer and Southland).
     Home video distribution, in particular revenues from the distribution of DVDs, has been one of the largest drivers of the segment’s profits over the last several years. The industry and the Company experienced a decline in home video sales over the past two years as a result of several factors, including the general economic downturn in the U.S. and many regions around the world, increasing competition for consumer discretionary time and spending, piracy and the maturation of the standard definition DVD format. Beginning in 2009, the decline in home video revenues was also affected by consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less revenue per transaction than DVD sales. Partially offsetting the softening consumer demand for standard definition DVDs and the shift to subscription services and kiosks were growing sales of high definition Blu-ray Discs and increased electronic delivery, which have higher gross margins than standard definition DVDs.
     To increase operational efficiencies, over the past several years the Filmed Entertainment segment has undertaken restructuring activities to reduce its cost structure and streamline operations, including combining certain operations of its studios and outsourcing certain functions.
     Publishing. Time Warner’s Publishing segment consists principally of magazine publishing and related websites as well as direct-marketing businesses. During the six months ended June 30, 2010, the Publishing segment generated revenues of $1.718 billion (13% of the Company’s overall revenues) and $203 million in Operating Income.
     As of June 30, 2010, Time Inc. published 22 magazines in the U.S., including People, Sports Illustrated, Time, InStyle, Real Simple, Southern Living, Entertainment Weekly and Fortune, and over 90 magazines outside the U.S., primarily through IPC Media (“IPC”) in the U.K. and Grupo Editorial Expansión (“GEE”) in Mexico. Time Inc. develops digital content for its magazine websites and also publishes magazine content on digital devices. The Publishing segment generates revenues primarily from advertising (including advertising on digital properties), magazine subscriptions and newsstand sales. Time Inc. also owns the magazine subscription marketer, Synapse Group, Inc. (“Synapse”), and the school and youth group fundraising business, QSP. Advertising sales at the Publishing segment, particularly print advertising sales, were significantly adversely affected by the economic environment during 2009. However, during the first half of 2010, the Publishing segment experienced an improvement in Advertising revenues driven by increases in domestic print advertising pages sold and digital advertising. Digital Advertising revenues were 14% of Time Inc.’s total Advertising revenues for both the three and six months ended June 30, 2010 compared to 12% for both the three and six months ended June 30, 2009.
     In its ongoing effort to improve efficiency and reduce its cost structure, the Publishing segment executed restructuring initiatives, primarily relating to headcount reductions, in the fourth quarters of 2009 and 2008, which have benefitted the segment’s performance in 2010 and are expected to continue to benefit the segment’s performance during the remainder of 2010.
Recent Developments
July 2010 Debt Offering and Tender Offer
     As discussed more fully in “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements,” on July 14, 2010, Time Warner issued $3.0 billion aggregate principal amount of debt securities from a shelf registration statement. The Company used the net proceeds from the debt offering to repurchase $780 million aggregate principal amount of the outstanding 5.50% Notes due 2011 of Time Warner, $1.362 billion aggregate principal

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
amount of the outstanding 6.875% Notes due 2012 of Time Warner and $568 million aggregate principal amount of the outstanding 9.125% Debentures due 2013 of Historic TW Inc. (“Historic TW”) (as successor by merger to Time Warner Companies, Inc.) pursuant to a tender offer.
March 2010 Debt Offering and Tender Offer and April 2010 Redemption
     As discussed more fully in “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements,” on March 11, 2010, Time Warner issued $2.0 billion aggregate principal amount of debt securities from a shelf registration statement. The Company used a portion of the net proceeds from this debt offering to repurchase $773 million aggregate principal amount of the Company’s outstanding 6.75% Notes due 2011 pursuant to a tender offer. On April 22, 2010, the Company redeemed the remaining $227 million aggregate principal amount of the 6.75% Notes due 2011.
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
     The aggregate programming rights fee of approximately $10.8 billion, which will be shared by Turner and CBS, will be paid by Turner to the NCAA over the 14-year term of the agreement. Further, Turner and CBS have agreed to share advertising and sponsorship revenues and production costs. In the event, however, that the programming rights fee and production costs exceed advertising and sponsorship revenues, CBS’s share of such shortfall is limited to specified annual amounts (the “Loss Cap Amounts”), ranging from approximately $90 million to $30 million (totaling approximately $670 million over the term of the agreement). Beginning in 2011, Turner’s share of the programming rights fee will be amortized based on the ratio of current period advertising revenue to total estimated advertising revenue over the term of the agreement. Any costs recognized and payable by Turner due to the Loss Cap Amounts will be expensed by the Company as incurred.
RESULTS OF OPERATIONS
Recent Accounting Guidance
     As discussed more fully in Note 1 to the accompanying consolidated financial statements, on January 1, 2010, the Company adopted on a retrospective basis amendments to accounting guidance pertaining to the accounting for transfers of financial assets and variable interest entities.
Significant Transactions and Other Items Affecting Comparability
     As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by significant transactions and certain other items in each period as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09

Amounts related to securities litigation and government investigations, net	$(8)	$(7)	$(19)	$(14)
Gain (loss) on operating assets	-	(33)	59	(33)

Impact on Operating Income	(8)	(40)	40	(47)

Investment gains, net	3	37	-	24
Amounts related to the separation of Time Warner Cable Inc.	(4)	7	(7)	2
Costs related to the separation of AOL	-	(15)	-	(15)
Premium paid and transaction costs incurred on debt redemption	(14)	-	(69)	-

Pretax impact	(23)	(11)	(36)	(36)
Income tax impact of above items	5	(3)	28	3
Tax items related to Time Warner Cable Inc.	-	-	-	24

After-tax impact	(18)	(14)	(8)	(9)
Noncontrolling interest impact	-	-	-	5

Impact of items on income from continuing operations attributable to Time Warner Inc. shareholders	$(18)	$(14)	$(8)	$(4)

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     In addition to the items affecting comparability described above, the Company incurred restructuring costs of $6 million and $15 million for the three and six months ended June 30, 2010, respectively, and $27 million and $63 million for the three and six months ended June 30, 2009, respectively. For further discussion of these restructuring costs, refer to “Consolidated Results” and “Business Segment Results.”
Amounts Related to Securities Litigation
     The Company recognized legal reserves as well as legal and other professional fees related to the defense of securities litigation matters by former employees totaling $8 million and $19 million for the three and six months ended June 30, 2010, respectively, and $7 million and $14 million for the three and six months ended June 30, 2009, respectively.
Gain (Loss) on Operating Assets
     For the six months ended June 30, 2010, the Company, upon the acquisition of the controlling interest in HBO CE, recognized a $59 million gain reflecting the recognition of the excess of the fair value over the Company’s carrying costs of its original investment in HBO CE.
     For the three and six months ended June 30, 2009, the Company recognized a $33 million loss on the sale of Warner Bros.’ Italian cinema assets.
Investment Gains, Net
     For the three and six months ended June 30, 2010, the Company recognized $3 million and $0, respectively, of miscellaneous investment gains, net.
     For the three and six months ended June 30, 2009, the Company recognized a $28 million gain on the sale of the Company’s investment in TiVo Inc. and a $17 million gain on the sale of the Company’s investment in Eidos plc. In addition, for the three and six months ended June 30, 2009, the Company recognized $8 million and $21 million, respectively, of miscellaneous investment losses.
Amounts Related to the Separation of TWC
     For the three and six months ended June 30, 2010, the Company recognized $4 million and $7 million, respectively, of other loss related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by Time Warner Cable Inc. (“TWC”) employees.
     For the three and six months ended June 30, 2009, the Company incurred pretax direct transaction costs, primarily legal and professional fees related to the separation of TWC, of $1 million and $6 million, respectively, which have been reflected in other income (loss), net in the accompanying consolidated statement of operations. In addition, for the three and six months ended June 30, 2009, the Company recognized $8 million of other income related to the increase in the estimated fair value of Time Warner equity awards held by TWC employees.
Costs Related to the Separation of AOL
     During the three and six months ended June 30, 2009, the Company incurred costs related to the separation of AOL of $15 million, which have been recorded in other income (loss), net in the accompanying consolidated statement of operations. These costs were related to the solicitation of consents from debt holders to amend the indentures governing certain of the Company’s debt securities.
Premium Paid and Transaction Costs Incurred on Debt Redemption
     For the three and six months ended June 30, 2010, the Company recognized $14 million and $69 million, respectively, of premium paid and transaction costs incurred on the repurchase and redemption of the Company’s 6.75% Notes due 2011, which were recorded in other income (loss), net in the accompanying consolidated statement of operations.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Income Tax Impact and Tax Items Related to TWC
     The income tax impact reflects the estimated tax provision or tax benefit associated with each item affecting comparability. Such estimated tax provisions or tax benefits vary based on certain factors, including the taxability or deductibility of the items and foreign tax on certain transactions. For the six months ended June 30, 2009, the Company also recognized approximately $24 million of tax benefits attributable to the impact of certain state tax law changes on TWC net deferred liabilities.
Noncontrolling Interest Impact
     For the six months ended June 30, 2009, the noncontrolling interest impact of $5 million reflects the minority owner’s share of the tax provision related to changes in certain state tax laws on TWC net deferred liabilities.
Consolidated Results
     The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations.
     Revenues. The components of revenues are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/10	6/30/09	% Change	6/30/10	6/30/09	% Change

Subscription	$2,250	$2,092	8%	$4,462	$4,165	7%
Advertising	1,505	1,360	11%	2,697	2,465	9%
Content	2,485	2,305	8%	5,278	4,953	7%
Other	137	163	(16%)	262	333	(21%)

Total revenues	$6,377	$5,920	8%	$12,699	$11,916	7%

     The increase in Subscription revenues for the three and six months ended June 30, 2010 was primarily related to an increase at the Networks segment. Advertising revenues increased for the three and six months ended June 30, 2010, primarily reflecting growth at the Networks and Publishing segments. The increase in Content revenues for the three and six months ended June 30, 2010 was due primarily to increases at the Filmed Entertainment and Networks segments.
     Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”
     Costs of Revenues. For the three months ended June 30, 2010 and 2009, costs of revenues totaled $3.599 billion and $3.334 billion, respectively, and, as a percentage of revenues, were 56% for both periods. For the six months ended June 30, 2010 and 2009, costs of revenues totaled $6.952 billion and $6.692 billion, respectively, and, as a percentage of revenues, were 55% and 56%, respectively. The segment variations are discussed in detail in “Business Segment Results.”
     Selling, General and Administrative Expenses. For the three months ended June 30, 2010 and 2009, selling, general and administrative expenses increased 4% to $1.512 billion in 2010 from $1.459 billion in 2009, due to increases at the Filmed Entertainment and Networks segments, partially offset by a decrease at the Publishing segment. For the six months ended June 30, 2010 and 2009, selling, general and administrative expenses increased 1% to $3.000 billion in 2010 from $2.960 billion in 2009, due to increases at the Networks, Filmed Entertainment and Corporate segments, partially offset by a decrease at the Publishing segment. The segment variations are discussed in detail in “Business Segment Results.”
     Included in costs of revenues and selling, general and administrative expenses is depreciation expense, which increased to $170 million and $334 million for the three and six months ended June 30, 2010, respectively, compared to $165 million and $330 million for the three and six months ended June 30, 2009, respectively.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Amortization Expense. Amortization expense was flat at $66 million for both the three months ended June 30, 2010 and 2009 and decreased to $134 million for the six months ended June 30, 2010 from $143 million for the six months ended June 30, 2009.
     Restructuring Costs. For the three and six months ended June 30, 2010, the Company incurred restructuring costs of $6 million and $15 million, respectively, primarily related to various employee terminations and other exit activities, consisting of $3 million and $7 million, respectively, at the Filmed Entertainment segment and $3 million and $8 million, respectively, at the Publishing segment.
     For the three and six months ended June 30, 2009, the Company incurred restructuring costs of $27 million and $63 million, respectively, primarily related to various employee terminations and other exit activities, consisting of $31 million and $68 million, respectively, at the Filmed Entertainment segment for the three and six months ended June 30, 2009 and reversals of $4 million and $5 million, respectively, at the Publishing segment for the three and six months ended June 30, 2009.
     Operating Income. Operating Income increased to $1.194 billion for the three months ended June 30, 2010 from $1.001 billion for the three months ended June 30, 2009. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $8 million and $40 million of expense for the three months ended June 30, 2010 and 2009, respectively, Operating Income increased $161 million, primarily reflecting increases at the Networks and Publishing segments.
     Operating Income increased to $2.657 billion for the six months ended June 30, 2010 from $2.025 billion for the six months ended June 30, 2009. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $40 million of income and $47 million of expense for the six months ended June 30, 2010 and 2009, respectively, Operating Income increased $545 million, primarily reflecting increases at the Networks, Publishing and Filmed Entertainment segments.
     The segment variations are discussed under “Business Segment Results.”
     Interest Expense, Net. For the three months ended June 30, 2010, interest expense, net, was essentially flat at $300 million compared to $297 million for the three months ended June 30, 2009 as higher average net debt was offset by lower rates. For the six months ended June 30, 2010, interest expense, net decreased to $596 million from $610 million for the six months ended June 30, 2009, primarily due to lower rates.
     Other Income (Loss), Net. Other income (loss), net detail is shown in the table below (millions):

	Three Months Ended		Six Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09

Investment gains, net	$3	$37	$-	$24
Amounts related to the separation of TWC	(4)	7	(7)	2
Costs related to the separation of AOL	-	(15)	-	(15)
Premium paid and transaction costs incurred on debt redemption	(14)	-	(69)	-
Loss from equity method investees	(3)	(2)	(3)	(12)
Other	1	(3)	9	3

Other income (loss), net	$(17)	$24	$(70)	$2

     The changes in investment gains, net, amounts related to the separation of TWC, costs related to the separation of AOL and premium paid and transaction costs incurred on debt repurchase and redemption are discussed under “Significant Transactions and Other Items Affecting Comparability.”
     Income Tax Provision. Income tax expense from continuing operations increased to $317 million and $706 million for the three and six months ended June 30, 2010, respectively, from $299 million and $526 million for the three and six months ended June 30, 2009, respectively. The Company’s effective tax rate for continuing operations was 36% and 35%

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
for the three and six months ended June 30, 2010, respectively, compared to 41% and 37% for the three and six months ended June 30, 2009, respectively. The decrease for the three months ended June 30, 2010 was primarily due to lower interest on uncertain tax positions during the three months ended June 30, 2010 and the loss on the sale of the Warner Bros. Italian cinema assets for which no benefit was recognized during the three months ended June 30, 2009. The decrease for the six months ended June 30, 2010 also reflected the tax benefits related to TWC, as previously discussed, during the six months ended June 30, 2009, partially offset by the benefit of valuation allowance releases during the six months ended June 30, 2010.
     Income from Continuing Operations. Income from continuing operations increased to $560 million for the three months ended June 30, 2010 from $429 million for the three months ended June 30, 2009. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $18 million and $14 million of expense, net for the three months ended June 30, 2010 and 2009, respectively, income from continuing operations increased by $135 million, primarily reflecting higher Operating Income. Basic and diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders were both $0.49 for the three months ended June 30, 2010 compared to $0.36 for both for the three months ended June 30, 2009.
     Income from continuing operations increased to $1.285 billion for the six months ended June 30, 2010 from $891 million for the six months ended June 30, 2009. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $8 million and $9 million of expense, net for the six months ended June 30, 2010 and 2009, respectively, income from continuing operations increased by $393 million, primarily reflecting higher Operating Income, partially offset by higher income tax expense. Basic and diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders were $1.12 and $1.11, respectively, for the six months ended June 30, 2010 compared to $0.75 for both for the six months ended June 30, 2009.
     Discontinued Operations, Net of Tax. The financial results for the three and six months ended June 30, 2009 included the impact of treating the results of operations and financial condition of AOL Inc. (“AOL”) as discontinued operations, and for the six months ended June 30, 2009 included the impact of treating the results of operations and financial condition of TWC as discontinued operations. Discontinued operations, net of tax was income of $100 million and $326 million for the three and six months ended June 30, 2009, respectively. Discontinued operations, net of tax for the three and six months ended June 30, 2009 included AOL’s results for the period January 1, 2009 through June 30, 2009 and for the six months ended June 30, 2009 included TWC’s results for the period from January 1, 2009 through March 12, 2009. For additional information, see Note 2 to the accompanying consolidated financial statements.
     Net Income (Loss) Attributable to Noncontrolling Interests. For both the three and six months ended June 30, 2010, net loss attributable to noncontrolling interests was $2 million. For the three and six months ended June 30, 2009, net income attributable to noncontrolling interests was $5 million and $33 million, respectively.
     Net Income Attributable to Time Warner Inc. Shareholders. Net income attributable to Time Warner Inc. shareholders was $562 million and $524 million for the three months ended June 30, 2010 and 2009, respectively. Basic and diluted net income per common share attributable to Time Warner Inc. common shareholders were both $0.49 for the three months ended June 30, 2010 compared to $0.44 and $0.43, respectively, for the three months ended June 30, 2009.
     Net income attributable to Time Warner Inc. shareholders was $1.287 billion and $1.184 billion for the six months ended June 30, 2010 and 2009, respectively. Basic and diluted net income per common share attributable to Time Warner Inc. common shareholders were $1.12 and $1.11, respectively, for the six months ended June 30, 2010 compared to $0.99 and $0.98, respectively, for the six months ended June 30, 2009.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Business Segment Results
     Networks. Revenues and Operating Income of the Networks segment for the three and six months ended June 30, 2010 and 2009 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/10	6/30/09	% Change	6/30/10	6/30/09	% Change

Revenues:
Subscription	$1,916	$1,763	9%	$3,804	$3,520	8%
Advertising	1,002	876	14%	1,792	1,599	12%
Content	218	198	10%	470	404	16%
Other	34	18	89%	62	38	63%

Total revenues	3,170	2,855	11%	6,128	5,561	10%
Costs of revenues(a)	(1,534)	(1,425)	8%	(2,768)	(2,638)	5%
Selling, general and administrative(a)	(556)	(480)	16%	(1,047)	(943)	11%
Gain on operating assets	-	-	-	59	-	NM
Depreciation	(88)	(83)	6%	(172)	(167)	3%
Amortization	(11)	(9)	22%	(18)	(19)	(5%)

Operating Income	$981	$858	14%	$2,182	$1,794	22%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The increase in Subscription revenues for the three and six months ended June 30, 2010 was comprised of an increase in domestic subscription revenues of $107 million and $191 million, respectively, mainly due to higher domestic subscription rates and an increase in international subscription revenues of $46 million and $93 million, respectively, primarily due to international growth, including the consolidation of HBO CE and the favorable impact of foreign exchange rates.
     The increase in Advertising revenues for the three and six months ended June 30, 2010 was due to growth at Turner’s domestic networks of $67 million and $104 million, respectively, mainly as a result of strong scatter demand and yield management, which was partially offset by audience declines as well as growth at its international networks of $59 million and $89 million, respectively, mainly due to increased demand and expansion.
     The increase in Content revenues for the three and six months ended June 30, 2010 was due primarily to higher sales of HBO’s original programming of $15 million and $35 million, respectively, which for the six months ended June 30, 2010 included the domestic basic cable television sale of Entourage as well as higher international licensing revenues.
     For the three and six months ended June 30, 2010, Costs of revenues increased 8% and 5%, respectively, and as a percentage of revenues were 48% and 45% for the three and six months ended June 30, 2010, respectively, compared to 50% and 47% for the three and six months ended June 30, 2009, respectively. For the three months ended June 30, 2010, programming costs increased 8% to $1.200 billion from $1.115 billion for the three months ended June 30, 2009, and, for the six months ended June 30, 2010, increased 3% to $2.080 billion from $2.015 billion for the six months ended June 30, 2009. The increase in programming costs for the three and six months ended June 30, 2010 was due primarily to higher original programming costs, and, for the three months ended June 30, 2010, higher licensed programming costs. The increases in Costs of revenues for the three and six months ended June 30, 2010 also reflected higher operating costs of $24 million and $65 million, respectively, primarily related to international expansion.
     For the three and six months ended June 30, 2010, selling, general and administrative expenses increased due primarily to an increase in marketing expenses, merit-based increases in compensation, higher overhead expenses and the unfavorable effect of foreign exchange rates.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the six months ended June 30, 2010 included a $59 million gain that was recognized upon the acquisition of the controlling interest in HBO CE, reflecting the excess of the fair value over the Company’s carrying costs of its original investment in HBO CE.
     Operating Income for the three and six months ended June 30, 2010 increased primarily due to the increase in revenues, partially offset by higher costs of revenues and selling, general and administrative expenses. Operating Income for the six months ended June 30, 2010 also benefited from the $59 million gain relating to HBO CE.
     Filmed Entertainment. Revenues and Operating Income of the Filmed Entertainment segment for the three and six months ended June 30, 2010 and 2009 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/10	6/30/09	% Change	6/30/10	6/30/09	% Change

Revenues:
Subscription	$13	$10	30%	$25	$19	32%
Advertising	17	20	(15%)	30	34	(12%)
Content	2,459	2,257	9%	5,100	4,810	6%
Other	27	46	(41%)	55	103	(47%)

Total revenues	2,516	2,333	8%	5,210	4,966	5%
Costs of revenues(a)	(1,839)	(1,638)	12%	(3,708)	(3,517)	5%
Selling, general and administrative(a)	(411)	(401)	2%	(834)	(810)	3%
Loss on operating assets	-	(33)	(100%)	-	(33)	(100%)
Restructuring costs	(3)	(31)	(90%)	(7)	(68)	(90%)
Depreciation	(45)	(41)	10%	(87)	(81)	7%
Amortization	(45)	(46)	(2%)	(94)	(100)	(6%)

Operating Income	$173	$143	21%	$480	$357	34%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Content revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three and six months ended June 30, 2010 and 2009 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/10	6/30/09	% Change	6/30/10	6/30/09	% Change

Theatrical product:
Theatrical film	$470	$385	22%	$967	$871	11%
Home video and electronic delivery	550	581	(5%)	1,246	1,058	18%
Television licensing	389	349	11%	799	731	9%
Consumer products and other	31	16	94%	48	47	2%

Total theatrical product	1,440	1,331	8%	3,060	2,707	13%

Television product:
Television licensing	691	588	18%	1,367	1,411	(3%)
Home video and electronic delivery	130	161	(19%)	286	318	(10%)
Consumer products and other	47	50	(6%)	103	111	(7%)

Total television product	868	799	9%	1,756	1,840	(5%)

Other	151	127	19%	284	263	8%

Total Content revenues	$2,459	$2,257	9%	$5,100	$4,810	6%

     The increase in Content revenues for the three and six months ended June 30, 2010 included the positive impact of foreign exchange rates on many of the segment’s international operations.
     The increase in theatrical film revenues for the three and six months ended June 30, 2010 was due primarily to the success of key films released in the second quarter of 2010, which included Clash of the Titans, Sex and the City 2 and A Nightmare on Elm Street, compared to the similar period in 2009, which included The Hangover and Terminator Salvation. Theatrical film revenues for the six months ended June 30, 2010 also included revenues from Valentine’s Day and The Book of Eli and carryover revenues from Sherlock Holmes and The Blind Side, and for the six months ended June 30, 2009 included revenues from Watchmen and He’s Just Not That Into You and carryover revenues from Gran Torino and The Curious Case of Benjamin Button. Theatrical product revenues from home video and electronic delivery decreased for the three months ended June 30, 2010 primarily due to the effect of improved home video catalog returns in the prior year period. Theatrical product revenues from home video and electronic delivery increased for the six months ended June 30, 2010 primarily due to the quantity and performance of first quarter 2010 releases. Significant titles in 2010 included The Blind Side, Sherlock Holmes, The Book of Eli and Where the Wild Things Are compared to 2009, which included Gran Torino, Body of Lies, Yes Man and Nights in Rodanthe. Theatrical product revenues from television licensing increased for the three and six months ended June 30, 2010 due primarily to the quantity and mix of availabilities.
     The increase in television product licensing fees for the three months ended June 30, 2010 was primarily due to a higher number of new series, the timing of network deliveries and the initial off-network availability of The Closer. The decrease in television product licensing fees for the six months ended June 30, 2010 was primarily due to the 2009 conclusion of several series with high licensing fees, including Without a Trace and ER. The decrease in television product revenues from home video and electronic delivery for the three and six months ended June 30, 2010 primarily resulted from lower sales of older series.
     The increase in other Content revenues for the three and six months ended June 30, 2010 was due primarily to the second-quarter 2010 interactive video game release of LEGO Harry Potter: Years 1-4.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The increase in costs of revenues for the three and six months ended June 30, 2010 resulted primarily from higher film costs and higher advertising and print costs due mainly to the quantity and mix of films released, including a higher number of films released internationally. Film costs increased to $1.171 billion and $2.304 billion for the three and six months ended June 30, 2010, respectively, from $1.014 billion and $2.281 billion for the three and six months ended June 30, 2009, respectively. Included in film costs are net pre-release theatrical film valuation adjustments, which were $0 for both the three and six months ended June 30, 2010 compared to $20 million and $51 million for the three and six months ended June 30, 2009, respectively. Costs of revenues as a percentage of revenues were 73% and 71% for the three and six months ended June 30, 2010, respectively, compared to 70% and 71% for the three and six months ended June 30, 2009, respectively. This percentage varies from period to period based on the quantity, mix and timing of theatrical releases.
     The increase in selling, general and administrative expenses for the three and six months ended June 30, 2010 was primarily the result of merit-based increases in compensation.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and six months ended June 30, 2009 included a $33 million loss on the sale of Warner Bros.’ Italian cinema assets. In addition, the results for the three and six months ended June 30, 2010 included $3 million and $7 million of restructuring costs, respectively, primarily relating to headcount reductions and the outsourcing of certain functions. The results for the three and six months ended June 30, 2009 included $31 million and $68 million, respectively, of restructuring charges, primarily relating to headcount reductions and the outsourcing of certain functions.
     The increase in Operating Income for the three and six months ended June 30, 2010 was primarily due to the changes discussed above, including the effect of improved home video catalog returns in 2009 of approximately $30 million.
     Publishing. Revenues and Operating Income of the Publishing segment for the three and six months ended June 30, 2010 and 2009 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/10	6/30/09	% Change	6/30/10	6/30/09	% Change

Revenues:
Subscription	$321	$319	1%	$633	$626	1%
Advertising	503	482	4%	904	865	5%
Content	16	12	33%	30	31	(3%)
Other	79	102	(23%)	151	199	(24%)

Total revenues	919	915	-	1,718	1,721	-
Costs of revenues(a)	(343)	(353)	(3%)	(650)	(682)	(5%)
Selling, general and administrative(a)	(383)	(422)	(9%)	(779)	(888)	(12%)
Restructuring costs	(3)	4	(175%)	(8)	5	NM
Depreciation	(27)	(31)	(13%)	(56)	(62)	(10%)
Amortization	(10)	(11)	(9%)	(22)	(24)	(8%)

Operating Income	$153	$102	50%	$203	$70	190%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Advertising revenues increased for the three and six months ended June 30, 2010 primarily due to increases in domestic print advertising revenues of $18 million and $26 million, respectively, due to improvements in domestic print advertising pages sold and increases in digital advertising revenues of $11 million and $21 million, respectively.
     The decrease in Other revenues for the three and six months ended June 30, 2010 is due primarily to the sale of Southern Living At Home in the third quarter of 2009 and declines at other non-magazine businesses, including Synapse and QSP.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Costs of revenues decreased 3% and 5% for the three and six months ended June 30, 2010, respectively, and as a percentage of revenues, were 37% and 38% for the three and six months ended June 30, 2010 compared to 39% and 40% for the three and six months ended June 30, 2009, respectively. Costs of revenues for the magazine and digital businesses include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased slightly to $307 million for the three months ended June 30, 2010 from $308 million for the three months ended June 30, 2009 and decreased 2% to $581 million for the six months ended June 30, 2010 from $595 million for the six months ended June 30, 2009, primarily due to cost savings initiatives and lower paper costs associated with a decline in paper prices.
     Selling, general and administrative expenses for the three and six months ended June 30, 2010 decreased due primarily to lower marketing expenses, lower pension expenses and cost savings resulting from Time Inc.’s fourth quarter 2009 restructuring activities. In addition, for the six months ended June 30, 2010, selling, general and administrative expenses decreased due to the absence of an $18 million prior year bad debt reserve related to a newsstand wholesaler.
     Operating Income for the three and six months ended June 30, 2010 increased due primarily to decreases in selling, general and administrative expenses and costs of revenues.
     Corporate. Operating Loss of the Corporate segment for the three and six months ended June 30, 2010 and 2009 is as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/10	6/30/09	% Change	6/30/10	6/30/09	% Change

Selling, general and administrative(a)	$(80)	$(78)	3%	$(179)	$(162)	10%
Depreciation	(10)	(10)	-	(19)	(20)	(5%)

Operating Loss	$(90)	$(88)	2%	$(198)	$(182)	9%

(a)	Selling, general and administrative expenses exclude depreciation.
     For the three months ended June 30, 2010, Operating Loss increased compared to the prior year, reflecting merit-based increases in compensation, partially offset by lower pension expenses. For the six months ended June 30, 2010, Operating Loss increased compared to the prior year, reflecting merit-based increases in compensation, severance charges and an increase in legal and other professional fees related to the defense of former employees in various lawsuits, partially offset by lower pension expenses.
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments, the remainder of the $3 billion common stock repurchase program and scheduled debt repayments. Time Warner’s sources of cash include cash provided by operations, cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at June 30, 2010 was $11.179 billion, including $4.238 billion of cash and equivalents.
Current Financial Condition
     At June 30, 2010, Time Warner had $16.520 billion of debt, $4.238 billion of cash and equivalents (net debt, defined as total debt less cash and equivalents, of $12.282 billion) and $33.105 billion of shareholders’ equity, compared to $16.208 billion of debt, $4.733 billion of cash and equivalents (net debt of $11.475 billion) and $33.396 billion of shareholders’ equity at December 31, 2009.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The following table shows the significant items contributing to the increase in consolidated net debt from December 31, 2009 to June 30, 2010 (millions):

Balance at December 31, 2009	$11,475
Cash provided by operations from continuing operations	(1,388)
Cash used by discontinued operations	23
Capital expenditures	206
Dividends paid to common stockholders	492
Investments and acquisitions, net(a)	542
Proceeds from the sale of investments(a)	(102)
Repurchases of common stock(b)	1,016
All other, net	18

Balance at June 30, 2010(c)	$12,282

(a)	Refer to “Investing Activities” below for further detail.

(b)	Refer to “Financing Activities” below for further detail.

(c)	Included in the net debt balance is $13 million that represents the unamortized fair value adjustment recognized as a result of the merger of AOL and Historic TW.
     On January 28, 2010, Time Warner’s Board of Directors increased the amount remaining on its common stock repurchase program to $3.0 billion for purchases beginning January 1, 2010. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2010 through July 30, 2010, the Company repurchased approximately 38 million shares of common stock for approximately $1.2 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
Cash Flows
     Cash and equivalents decreased by $495 million, including $23 million of cash used by discontinued operations, for the six months ended June 30, 2010 and increased by $5.776 billion, including $494 million of cash provided by discontinued operations, for the six months ended June 30, 2009. Components of these changes are discussed below in more detail.
Operating Activities from Continuing Operations
     Details of cash provided by operations from continuing operations are as follows (millions):

	Six Months Ended
	6/30/10	6/30/09

Operating Income	$2,657	$2,025
Depreciation and amortization	468	473
(Gain) loss on operating assets	(59)	33
Net interest payments(a)	(533)	(547)
Net income taxes paid(b)	(724)	(408)
Noncash equity-based compensation	128	102
Restructuring payments, net of accruals	(80)	(80)
All other, net, including working capital changes	(469)	13

Cash provided by operations from continuing operations	$1,388	$1,611

(a)	Includes interest income received of $13 million and $25 million for the six months ended June 30, 2010 and 2009, respectively.

(b)
Includes income tax refunds received of $50 million and $61 million for the six months ended June 30, 2010 and 2009, respectively, and aggregate income tax sharing payments to TWC and AOL of $87 million for the six months ended June 30, 2010 and receipts from TWC and AOL of $94 million for the six months ended June 30, 2009.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Cash provided by operations from continuing operations decreased to $1.388 billion for the six months ended June 30, 2010 from $1.611 billion for the six months ended June 30, 2009. The decrease in cash provided by operations from continuing operations was related primarily to cash used by working capital and higher income taxes paid, partially offset by an increase in Operating Income. Working capital is subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items.
Investing Activities from Continuing Operations
     Details of cash provided (used) by investing activities from continuing operations are as follows (millions):

	Six Months Ended
	6/30/10	6/30/09

Investments in available-for-sale securities	$(6)	$(2)
Investments and acquisitions, net of cash acquired:
HBO LAG	(217)	-
HBO CE	(136)	-
Central European Media Enterprises Ltd.	-	(244)
All other	(183)	(94)
Capital expenditures	(206)	(230)
Proceeds from the TWC Special Dividend	-	9,253
Proceeds from the sale of available-for-sale securities	-	49
All other investment and sale proceeds	102	160

Cash provided (used) by investing activities from continuing operations	$(646)	$8,892

     Cash used by investing activities from continuing operations was $646 million for the six months ended June 30, 2010 compared to cash provided by investing activities from continuing operations of $8.892 billion for the six months ended June 30, 2009. The change in cash provided (used) by investing activities from continuing operations was primarily due to the Company’s receipt of $9.253 billion on March 12, 2009 as its portion of the payment by TWC of the special cash dividend of $10.27 per share to all holders of TWC Class A Common Stock and TWC Class B Common Stock as of the close of business on March 11, 2009 (the “Special Dividend”) in connection with the separation of TWC from the Company, as well as an increase in investments and acquisitions.
Financing Activities from Continuing Operations
     Details of cash used by financing activities from continuing operations are as follows (millions):

	Six Months Ended
	6/30/10	6/30/09

Borrowings(a)	$2,204	$3,520
Debt repayments(a)	(1,908)	(8,054)
Proceeds from the exercise of stock options	68	6
Excess tax benefit on stock options	4	-
Principal payments on capital leases	(8)	(9)
Repurchases of common stock	(1,016)	(170)
Dividends paid	(492)	(453)
Other financing activities	(66)	(61)

Cash used by financing activities from continuing operations	$(1,214)	$(5,221)

(a)	For the six months ended June 30, 2009, the Company reflects borrowings under its bank credit agreements on a gross basis in the accompanying consolidated statement of cash flows.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Cash used by financing activities from continuing operations decreased to $1.214 billion for the six months ended June 30, 2010 from $5.221 billion for the six months ended June 30, 2009. The decrease in cash used by financing activities from continuing operations was primarily due to a decrease in debt repayments, partially offset by an increase in repurchases of common stock made in connection with the Company’s common stock repurchase program.
Cash Flows from Discontinued Operations
     Cash used by discontinued operations was $23 million for the six months ended June 30, 2010 as compared to cash provided by discontinued operations of $494 million for the six months ended June 30, 2009, which primarily reflected the cash activity of AOL.
Outstanding Debt and Other Financing Arrangements
Outstanding Debt and Committed Financial Capacity
     At June 30, 2010, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $27.794 billion. Of this committed capacity, $11.179 billion was unused and $16.520 billion was outstanding as debt. At June 30, 2010, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

				Unused
	Committed	Letters of	Outstanding	committed
	Capacity (a)	Credit (b)	Debt (c)	capacity

Cash and equivalents	$4,238	$-	$-	$4,238
Revolving bank credit agreement and commercial paper program	6,900	78	-	6,822
Fixed-rate public debt	16,223	-	16,223	-
Other obligations(d)(e)	433	17	297	119

Total	$27,794	$95	$16,520	$11,179

(a)
The revolving bank credit agreement, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The maturity profile of the Company’s outstanding debt and other financing arrangements is relatively long-term, with a weighted average maturity of 12.9 years as of June 30, 2010.

(b)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.

(c)
Represents principal amounts adjusted for premiums and discounts. At June 30, 2010, the Company’s public debt matures as follows: $1.000 billion in 2011, $2.000 billion in 2012, $1.300 billion in 2013, $0 in 2014, $0 in 2015 and $12.031 billion thereafter. After giving effect to the July 2010 Debt Offering and tender offer (as described below), the Company’s public debt matures as follows: $220 million in 2011, $638 million in 2012, $732 million in 2013, $0 in 2014, $1.000 billion in 2015 and $14.031 billion thereafter.

(d)	Includes committed financings by subsidiaries under local bank credit agreements.

(e)	Includes debt due within the next twelve months of $34 million that relates to capital lease and other obligations.
2010 Debt Transactions
     On March 3, 2010, Time Warner filed a shelf registration statement with the Securities and Exchange Commission that allows it to offer and sell from time to time debt securities, preferred stock, common stock and warrants to purchase debt and equity securities. During 2010, the Company entered into a series of transactions to capitalize on the historically low interest rate environment and extend the maturities of its public debt. Specifically, Time Warner issued $5.0 billion aggregate principal amount of debt securities and used a portion of the net proceeds to repurchase or redeem approximately $3.710 billion of aggregate principal amount of debt securities as well as repay $805 million outstanding under the Company’s two accounts receivable securitization facilities. Each of these transactions is more fully described below.
March 2010 Debt Offering and Tender Offer and April 2010 Redemption
     On March 11, 2010, Time Warner issued $2.0 billion aggregate principal amount of debt securities from the shelf registration statement, consisting of $1.4 billion aggregate principal amount of 4.875% Notes due 2020 and $600 million

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
aggregate principal amount of 6.200% Debentures due 2040 (the “March 2010 Debt Offering”). The securities issued pursuant to the March 2010 Debt Offering are guaranteed, on an unsecured basis, by Historic TW. In addition, Turner and HBO have guaranteed, on an unsecured basis, Historic TW’s guarantee of the securities.
     The net proceeds to the Company from the March 2010 Debt Offering were $1.984 billion, after deducting underwriting discounts. The Company used a portion of the net proceeds from this debt offering to repurchase $773 million of the Company’s outstanding 6.75% Notes due 2011 pursuant to a tender offer. The premium paid and transaction costs incurred for the repurchase of $773 million aggregate principal amount of the 6.75% Notes due 2011 were $55 million and were reflected in other income (loss), net in the accompanying consolidated statement of operations for the six months ended June 30, 2010. On April 22, 2010, the Company redeemed the remaining $227 million aggregate principal amount of the 6.75% Notes due 2011 pursuant to a notice of redemption dated March 23, 2010. The premium paid and transaction costs incurred on the repurchase of the remaining $227 million of the 6.75% Notes due 2011 were $14 million, and were reflected in other income (loss), net in the accompanying consolidated statement of operations for the three and six months ended June 30, 2010. The premiums paid and transaction costs incurred discussed above are included in significant transactions and other items affecting comparability.
July 2010 Debt Offering and Tender Offer
     On July 14, 2010, Time Warner issued $3.0 billion aggregate principal amount of debt securities from the shelf registration statement, consisting of $1.0 billion aggregate principal amount of 3.15% Notes due 2015, $1.0 billion aggregate principal amount of 4.70% Notes due 2021 and $1.0 billion aggregate principal amount of 6.10% Debentures due 2040 (the “July 2010 Debt Offering”). The securities issued pursuant to the July 2010 Debt Offering are guaranteed, on an unsecured basis, by Historic TW. In addition, Turner and HBO have guaranteed, on an unsecured basis, Historic TW’s guarantee of the securities.
     The net proceeds to the Company from the July 2010 Debt Offering were $2.979 billion, after deducting underwriting discounts. The Company used the net proceeds from this debt offering to repurchase $780 million of the aggregate principal amount of the outstanding 5.50% Notes due 2011 of Time Warner, $1.362 billion aggregate principal amount of the outstanding 6.875% Notes due 2012 of Time Warner and $568 million aggregate principal amount of the outstanding 9.125% Debentures due 2013 of Historic TW (as successor by merger to Time Warner Companies, Inc.) pursuant to a tender offer. The premium paid and transaction costs incurred on the repurchase of these debt securities are expected to be approximately $290 million, and will be recorded in other income (loss), net in the third quarter of 2010 in the Company’s consolidated statement of operations and will be included in significant transactions and other items affecting comparability.
Asset Securitization Arrangements
     During the first quarter of 2010, the Company repaid the $805 million outstanding under the Company’s two accounts receivable securitization facilities. The Company terminated the two accounts receivable securitization facilities on March 19, 2010 and March 24, 2010, respectively.
Programming Licensing Backlog
     Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $4.5 billion at both June 30, 2010 and December 31, 2009, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment in the amount of $1.2 billion and $1.1 billion at June 30, 2010 and December 31, 2009, respectively.

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
     The Company’s forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. The Company’s actual results may differ materially from those set forth in its forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:
•
recent and future changes in technology, services and standards, including, but not limited to, alternative methods for the delivery and storage of digital media and the maturation of the standard definition DVD format;

•	changes in consumer behavior, including changes in spending or saving behavior and changes in when, where and how digital media is consumed;

•	changes in the Company’s plans, initiatives and strategies, and consumer acceptance thereof;

•
changes in advertising expenditures due to, among other things, the shift of advertising expenditures from traditional to digital media, pressure from public interest groups, changes in laws and regulations and other societal, political, technological and regulatory developments;

•	competitive pressures, including as a result of audience fragmentation;

•	the popularity of the Company’s content;

•	piracy and the Company’s ability to protect its content and intellectual property rights;

•
lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments, which could result in Time Warner’s inability to realize the value of recorded intangible assets and goodwill at those segments;

•	the Company’s ability to deal effectively with an economic slowdown or other economic or market difficulty;

•	decreased liquidity in the capital markets, including any reduction in the Company’s ability to access the capital markets for debt securities or obtain bank financings on acceptable terms;

•	the effects of any significant acquisitions, dispositions and other similar transactions by the Company;

•	the failure to meet earnings expectations;

•	the adequacy of the Company’s risk management framework;

•	changes in applicable accounting policies;

•	the impact of terrorist acts, hostilities, natural disasters and pandemic viruses;

•	changes in tax laws; and

•	the other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     Any forward-looking statements made by the Company in this document speak only as of the date on which they are made. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

TIME WARNER INC.
Item 4. CONTROLS AND PROCEDURES
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited; millions, except share amounts)

	June 30,	December 31,
	2010	2009

ASSETS
Current assets
Cash and equivalents	$4,238	$4,733
Receivables, less allowances of $1,738 and $2,247	5,328	5,070
Securitized receivables	-	805
Inventories	1,860	1,769
Deferred income taxes	635	670
Prepaid expenses and other current assets	570	645

Total current assets	12,631	13,692

Noncurrent inventories and film costs	5,583	5,754
Investments, including available-for-sale securities	1,679	1,542
Property, plant and equipment, net	3,784	3,922
Intangible assets subject to amortization, net	2,604	2,676
Intangible assets not subject to amortization	7,767	7,734
Goodwill	29,697	29,639
Other assets	1,285	1,100

Total assets	$65,030	$66,059

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,778	$7,807
Deferred revenue	807	781
Debt due within one year	34	57
Non-recourse debt	-	805
Current liabilities of discontinued operations	-	23

Total current liabilities	7,619	9,473

Long-term debt	16,486	15,346
Deferred income taxes	1,621	1,607
Deferred revenue	270	269
Other noncurrent liabilities	5,923	5,967
Commitments and Contingencies (Note 13)

Equity
Common stock, $0.01 par value, 1.639 billion and 1.634 billion shares issued and 1.129 billion and 1.157 billion shares outstanding	16	16
Paid-in-capital	157,703	158,129
Treasury stock, at cost (510 million and 477 million shares)	(28,034)	(27,034)
Accumulated other comprehensive loss, net	(732)	(580)
Accumulated deficit	(95,848)	(97,135)

Total Time Warner Inc. shareholders’ equity	33,105	33,396
Noncontrolling interests	6	1

Total equity	33,111	33,397

Total liabilities and equity	$65,030	$66,059

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited; millions, except per share amounts)

	Three Months Ended		Six Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09

Revenues	$6,377	$5,920	$12,699	$11,916
Costs of revenues	(3,599)	(3,334)	(6,952)	(6,692)
Selling, general and administrative	(1,512)	(1,459)	(3,000)	(2,960)
Amortization of intangible assets	(66)	(66)	(134)	(143)
Restructuring costs	(6)	(27)	(15)	(63)
Gain (loss) on operating assets	-	(33)	59	(33)

Operating income	1,194	1,001	2,657	2,025
Interest expense, net	(300)	(297)	(596)	(610)
Other income (loss), net	(17)	24	(70)	2

Income from continuing operations before
income taxes	877	728	1,991	1,417
Income tax provision	(317)	(299)	(706)	(526)

Income from continuing operations	560	429	1,285	891
Discontinued operations, net of tax	-	100	-	326

Net income	560	529	1,285	1,217
Less Net (income) loss attributable to noncontrolling interests	2	(5)	2	(33)

Net income attributable to Time Warner Inc. shareholders	$562	$524	$1,287	$1,184

Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$562	$430	$1,287	$897
Discontinued operations, net of tax	-	94	-	287

Net income	$562	$524	$1,287	$1,184

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$0.49	$0.36	$1.12	$0.75
Discontinued operations	-	0.08	-	0.24

Basic net income per common share	$0.49	$0.44	$1.12	$0.99

Average basic common shares outstanding	1,136.5	1,195.2	1,143.1	1,195.6

Diluted income per common share from continuing operations	$0.49	$0.36	$1.11	$0.75
Discontinued operations	-	0.07	-	0.23

Diluted net income per common share	$0.49	$0.43	$1.11	$0.98

Average diluted common shares outstanding	1,153.8	1,205.4	1,159.5	1,202.8

Cash dividends declared per share of common stock	$0.2125	0.1875	$0.4250	0.3750

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30,
(Unaudited; millions)

	2010	2009

OPERATIONS
Net income	$1,285	$1,217
Less Discontinued operations, net of tax	-	326

Net income from continuing operations	1,285	891
Adjustments for noncash and nonoperating items:
Depreciation and amortization	468	473
Amortization of film and television costs	3,111	3,143
Gain on investments and other assets, net	(1)	(2)
Equity in losses of investee companies, net of cash distributions	22	31
Equity-based compensation	128	102
Deferred income taxes	(85)	(36)
Changes in operating assets and liabilities, net of acquisitions	(3,540)	(2,991)

Cash provided by operations from continuing operations	1,388	1,611

INVESTING ACTIVITIES
Investments in available-for-sale securities	(6)	(2)
Investments and acquisitions, net of cash acquired	(536)	(338)
Capital expenditures	(206)	(230)
Investment proceeds from available-for-sale securities	-	49
Proceeds from the Special Dividend paid by Time Warner Cable Inc.	-	9,253
Other investment proceeds	102	160

Cash provided (used) by investing activities from continuing operations	(646)	8,892

FINANCING ACTIVITIES
Borrowings	2,204	3,520
Debt repayments	(1,908)	(8,054)
Proceeds from exercise of stock options	68	6
Excess tax benefit on stock options	4	-
Principal payments on capital leases	(8)	(9)
Repurchases of common stock	(1,016)	(170)
Dividends paid	(492)	(453)
Other financing activities	(66)	(61)

Cash used by financing activities from continuing operations	(1,214)	(5,221)

Cash provided (used) by continuing operations	(472)	5,282

Cash provided (used) by operations from discontinued operations	(23)	1,116
Cash used by investing activities from discontinued operations	-	(705)
Cash used by financing activities from discontinued operations	-	(5,239)
Effect of change in cash and equivalents of discontinued operations	-	5,322

Cash provided (used) by discontinued operations	(23)	494

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(495)	5,776
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	4,733	1,082

CASH AND EQUIVALENTS AT END OF PERIOD	$4,238	$6,858

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF EQUITY
Six Months Ended June 30,
(Unaudited; millions)

	2010			2009
	Time Warner	Noncontrolling		Time Warner	Noncontrolling
	Shareholders	Interests	Total Equity	Shareholders	Interests	Total Equity

BALANCE AT BEGINNING OF PERIOD	$33,396	$1	$33,397	$42,292	$3,035	$45,327
Net income	1,287	(2)	1,285	1,184	33	1,217
Other comprehensive income	(152)	-	(152)	184	-	184

Comprehensive income	1,135	(2)	1,133	1,368	33	1,401
Cash dividends	(492)	-	(492)	(453)	-	(453)
Common stock repurchases	(1,000)	-	(1,000)	(200)	-	(200)
Time Warner Cable Inc. Special Dividend	-	-	-	-	(1,603)	(1,603)
Time Warner Cable Inc. Spin-off	-	-	-	(6,822)	(1,167)	(7,989)
Repurchase of Google’s interest in AOL	-	-	-	9	(292)	(283)
Other	66	7	73	(1)	5	4

BALANCE AT END OF PERIOD	$33,105	$6	$33,111	$36,193	$11	$36,204

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
Basis of Presentation
Interim Financial Statements
     The consolidated financial statements are unaudited; however, in the opinion of management, they contain all of the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited recast consolidated financial statements of Time Warner as of December 31, 2009 and 2008 and for each year in the three-year period ended December 31, 2009, including the accompanying supplementary information and schedule, and the related Management’s Discussion and Analysis of Results of Operations and Financial Condition filed as an exhibit to the Company’s Current Report on Form 8-K dated May 14, 2010 and filed with the Securities and Exchange Commission on July 7, 2010 (the “July 2010 8-K”). The recast financial information included in the July 2010 8-K reflects the retrospective adoption of amendments to accounting guidance pertaining to the accounting for transfers of financial assets and variable interest entities (“VIEs”) as described below.
Basis of Consolidation
     The consolidated financial statements include all of the assets, liabilities, revenues, expenses and cash flows of Time Warner, all voting interest entities in which Time Warner has a controlling voting interest (“subsidiaries”) and VIEs of which the Company is the primary beneficiary. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
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
Reclassifications
     Certain reclassifications have been made to the prior year information to conform to the June 30, 2010 presentation of the components of inventory.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.
     Significant estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, film ultimate revenues and related costs, home video and magazine returns, business combinations, pension and other postretirement benefits,

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
equity-based compensation, income taxes, contingencies, litigation matters, certain programming arrangements and the determination of whether the Company is the primary beneficiary of entities in which it holds variable interests.
Accounting Guidance Adopted in 2010
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
     The Company’s investments in entities determined to be VIEs principally consist of certain investments at its Networks segment, primarily HBO Asia, HBO South Asia and HBO Latin America Group (“HBO LAG”), which operate multi-channel pay-television programming services. As of June 30, 2010, the Company held an 80% economic interest in HBO Asia, a 75% economic interest in HBO South Asia and an approximate 80% economic interest in HBO LAG. The Company previously consolidated these entities; however, as a result of adopting this guidance, because voting control is shared with the other partners in each of the three entities, the Company determined that it is no longer the primary beneficiary of these entities and effective January 1, 2010 accounts for these investments using the equity method. As of June 30, 2010 and December 31, 2009, the Company’s aggregate investment in these three entities was $602 million and $362 million, respectively, and recorded in investments, including available-for-sale securities, in the consolidated balance sheet.
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
     The adoption of this guidance with respect to these entities resulted in an increase (decrease) to revenues, operating income and net income attributable to Time Warner Inc. shareholders of $(93) million, $(17) million and $5 million, respectively, for the three months ended June 30, 2009 and $(183) million, $(41) million and $4 million, respectively, for the six months ended June 30, 2009. The impact on the consolidated balance sheet as of December 31, 2009 and consolidated statement of cash flows for the six months ended June 30, 2009 was not material.
     The Company also held variable interests in two wholly owned SPEs through which the activities of its accounts receivable securitization facilities were conducted. The Company determined it was the primary beneficiary of these entities because of its ability to direct the key activities of the SPEs that most significantly impact their economic performance. Accordingly, as a result of adopting this guidance, the Company consolidated these SPEs, which resulted in an increase to securitized receivables and non-recourse debt of $805 million as of December 31, 2009. In addition, for the six months ended June 30, 2009, cash provided by operations increased by $61 million, with an offsetting decrease to cash used by financing activities. The impact on the consolidated statement of operations was not material. During the first quarter of 2010, the Company repaid the $805 million outstanding under these facilities and terminated the two facilities on March 19, 2010 and on March 24, 2010, respectively.
Accounting for Collaborative Arrangements
     The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute theatrical productions. For the three months ended June 30, 2010 and 2009, net participation costs of $123 million and $109 million, respectively, were recorded in costs of revenues and net amounts received from collaborators for which capitalized film costs were reduced was $157 million and $104 million, respectively. For the six months ended June 30, 2010 and 2009, net participation costs of $210 million and $177 million, respectively, were

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
recorded in costs of revenues, and net amounts received from collaborators for which capitalized film costs were reduced were $228 million and $142 million, respectively. As of June 30, 2010 and December 31, 2009, the net amounts due to collaborators for their respective share of participations was $251 million and $332 million, respectively, and were recorded in participations payable in the consolidated balance sheet.
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
HBO Central Europe Acquisition
     On January 27, 2010, HBO purchased the remainder of its partners’ interests in HBO Central Europe (“HBO CE”) for $136 million in cash, net of cash acquired. HBO CE operates the HBO and Cinemax premium pay television programming services serving various territories in Central Europe. This transaction resulted in HBO owning all of HBO CE, and the Company has consolidated the results of operations and financial condition of HBO CE effective January 27, 2010. Prior to this transaction, HBO held a 33% interest in HBO CE, which was accounted for under the equity method of accounting. Upon the acquisition of the controlling interest in HBO CE, a gain of $59 million was recognized reflecting the excess of the fair value over the Company’s carrying cost of its original investment in HBO CE. The fair value of HBO’s original investment in HBO CE of $78 million was determined using the consideration paid in the January 27, 2010 purchase, which was primarily derived using a combination of market and income valuation techniques.
Summary of Discontinued Operations
     During 2009, the Company completed the legal and structural separations of Time Warner Cable Inc. (“TWC”) and AOL Inc. (“AOL”). With the completion of these separations, the Company disposed of its Cable and AOL segments in their entirety and ceased to consolidate their financial condition and results of operations in its consolidated financial statements. Discontinued operations include TWC’s results for the period from January 1, 2009 through March 12, 2009 and AOL’s results for the period from January 1, 2009 through June 30, 2009.
     Financial data for the discontinued operations is as follows (millions, except per share amounts):

	Three Months
	Ended	Six Months Ended
	6/30/09	6/30/09

Total revenues	$804	$5,114
Pretax income	168	577
Income tax provision	(68)	(251)

Net income	$100	$326

Net income attributable to Time Warner Inc. shareholders	$94	$287

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income per common share	$0.08	$0.24

Diluted net income per common share	$0.07	$0.23

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3.   INVENTORIES AND FILM COSTS
     Inventories and film costs consist of (millions):

		December 31,
	June 30, 2010	2009

Inventories:
Programming costs, less amortization	$3,340	$3,269
DVDs, books, paper and other merchandise	324	332

Total inventories	3,664	3,601
Less: current portion of inventory	(1,860)	(1,769)

Total noncurrent inventories	1,804	1,832

Film costs — Theatrical:(a)
Released, less amortization	496	575
Completed and not released	471	282
In production	1,183	1,228
Development and pre-production	123	157

Film costs — Television:(a)
Released, less amortization	1,008	779
Completed and not released	233	482
In production	260	413
Development and pre-production	5	6

Total film costs	3,779	3,922

Total noncurrent inventories and film costs	$5,583	$5,754

(a)
Does not include $1.610 billion and $1.764 billion of net film library costs as of June 30, 2010 and December 31, 2009, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheet.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4.  FAIR VALUE MEASUREMENTS
     A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2010 (millions):

	Fair Value Measurements as of June 30, 2010 Using
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities:
Diversified Equity securities	$235	$231	$4	$-
Available-for-sale securities:
Equity securities	10	10	-	-
Debt securities	25	-	25	-
Derivatives:
Foreign Exchange Contracts	58	-	58	-
Other	22	5	-	17
Liabilities:
Derivatives:
Foreign Exchange Contracts	(33)	-	(33)	-
Other	(61)	-	-	(61)

Total	$256	$246	$54	$(44)

     The Company primarily applies the market approach for valuing recurring fair value measurements.
     The following table reconciles the beginning and ending balances of assets and liabilities classified as Level 3 and identifies the net income (losses) the Company recognized during the six months ended June 30, 2010 on such assets and liabilities that were included in the balance as of June 30, 2010 (millions):

Derivatives

Balance as of January 1, 2010	$20
Total gains (losses):
Included in net income	(6)
Included in other comprehensive income	-
Settlements	(8)
Issuances	(50)
Transfers in and/or out of Level 3	-

Balance as of June 30, 2010	$(44)

Total gain (loss) for the six months ended June 30, 2010 included in net income related to assets and liabilities still held as of June 30, 2010	$(6)

     Assets and liabilities valued using significant unobservable inputs primarily consist of an asset related to equity instruments held by employees of a former subsidiary of the Company and liabilities for contingent consideration and options to redeem securities. Gains and losses recognized for assets and liabilities valued using significant unobservable inputs are primarily reported in other income (loss), net in the consolidated statement of operations (Note 15).

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other Financial Instruments
     The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at June 30, 2010 the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.279 billion and at December 31, 2009, the fair value of Time Warner’s debt exceeded its carrying value by approximately $1.749 billion. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of such instruments. For the remainder of the Company’s other financial instruments, differences between the carrying value and fair value are not significant at June 30, 2010. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.
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
     In determining the fair value of its films, the Company employs a discounted cash flow methodology with assumptions for cash flows for periods not exceeding 10 years. Key inputs employed in the discounted cash flow methodology include estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular film. The fair value of any film costs associated with a film that management plans to abandon is zero. As the primary determination of fair value is determined using a discounted cash flow model, the resulting fair value is considered a Level 3 measurement. During the three and six months ended June 30, 2010, there were no film production costs that were required to be written down to fair value.
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
     Gains and losses from hedging activities recognized in the consolidated statement of operations, including hedge ineffectiveness, were not material for the three and six months ended June 30, 2010 and 2009. In addition, such gains and losses are largely offset by corresponding economic gains or losses from the respective transactions that were hedged.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following is a summary of amounts recorded in the consolidated balance sheet pertaining to Time Warner’s use of foreign currency derivatives at June 30, 2010 and December 31, 2009 (millions):

		December 31,
	June 30, 2010	2009
Qualifying Hedges
Assets	$76	$90
Liabilities	(88)	(137)

Economic Hedges
Assets	$52	$7
Liabilities	(15)	(43)
     The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions. Additionally, netting provisions are provided for in existing International Swap and Derivative Association Inc. agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within prepaid assets and other current assets or accounts payable and accrued expenses in the Company’s consolidated balance sheet. At June 30, 2010 and December 31, 2009, $57 million and $61 million, respectively, of losses related to cash flow hedges are recorded in accumulated other comprehensive income and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in these amounts are deferred net losses of $28 million and $17 million at June 30, 2010 and December 31, 2009, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.
6.  LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Debt Offerings, Tender Offers and Redemptions
March 2010 Debt Offering and Tender Offer and April 2010 Redemption
     On March 3, 2010, Time Warner filed a shelf registration statement with the Securities and Exchange Commission that allows it to offer and sell from time to time debt securities, preferred stock, common stock and warrants to purchase debt and equity securities.
     On March 11, 2010, Time Warner issued $1.4 billion aggregate principal amount of 4.875% Notes due 2020 and $600 million aggregate principal amount of 6.200% Debentures due 2040 (the “March 2010 Debt Offering”) under the shelf registration statement. The securities issued pursuant to the March 2010 Debt Offering are guaranteed, on an unsecured basis, by Historic TW Inc. (“Historic TW”). In addition, Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“HBO”) have guaranteed, on an unsecured basis, Historic TW’s guarantee of the securities.
     The net proceeds to the Company from the March 2010 Debt Offering were $1.984 billion, after deducting underwriting discounts. The Company used a portion of the net proceeds from the March 2010 Debt Offering to repurchase and redeem all $1.0 billion of the Company’s outstanding 6.75% Notes due 2011. The premium paid and transaction costs incurred of $69 million for the six months ended June 30, 2010 related to the repurchase and redemption were reflected in other income (loss), net in the consolidated statement of operations.
July 2010 Debt Offering and Tender Offer
     On July 14, 2010, Time Warner issued $1.0 billion aggregate principal amount of 3.15% Notes due 2015, $1.0 billion aggregate principal amount of 4.70% Notes due 2021 and $1.0 billion aggregate principal amount of 6.10% Debentures due 2040 (the “July 2010 Debt Offering”) under the shelf registration statement. The securities issued pursuant to the July 2010 Debt Offering are also guaranteed, on an unsecured basis, by Historic TW. In addition, Turner and HBO have guaranteed, on an unsecured basis, Historic TW’s guarantee of the securities.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The net proceeds to the Company from the July 2010 Debt Offering were $2.979 billion, after deducting underwriting discounts. The Company used the net proceeds from this debt offering to repurchase $780 million aggregate principal amount of the outstanding 5.50% Notes due 2011 of Time Warner, $1.362 billion aggregate principal amount of the outstanding 6.875% Notes due 2012 of Time Warner and $568 million aggregate principal amount of the outstanding 9.125% Debentures due 2013 of Historic TW (as successor by merger to Time Warner Companies, Inc.) pursuant to a tender offer. The premium paid and transaction costs incurred on the repurchase of these debt securities are expected to be approximately $290 million and will be recorded in other income (loss), net in the third quarter of 2010 in the Company’s consolidated statement of operations.
Asset Securitization Arrangements
     During the first quarter of 2010, the Company repaid the $805 million outstanding under the Company’s two accounts receivable securitization facilities. The Company terminated the two accounts receivable securitization facilities on March 19, 2010 and March 24, 2010, respectively.
7.  SHAREHOLDERS’ EQUITY
Common Stock Repurchase Program
     On January 28, 2010, Time Warner’s Board of Directors increased the amount remaining on its common stock repurchase program to $3.0 billion for purchases beginning January 1, 2010. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2010 through June 30, 2010, the Company repurchased approximately 33 million shares of common stock for approximately $1.0 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
8.  INCOME PER COMMON SHARE
     Set forth below is a reconciliation of basic and diluted income per common share from continuing operations (millions, except per share amounts):

	Three Months Ended		Six Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09

Income from continuing operations attributable to Time Warner Inc. shareholders	$562	$430	$1,287	$897
Income allocated to participating securities	(3)	(2)	(6)	(4)

Income from continuing operations attributable to Time Warner Inc. common shareholders — basic	$559	$428	$1,281	$893

Average number of common shares outstanding — basic	1,136.5	1,195.2	1,143.1	1,195.6
Dilutive effect of equity awards	17.3	10.2	16.4	7.2

Average number of common shares outstanding — diluted	1,153.8	1,205.4	1,159.5	1,202.8

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$0.49	$0.36	$1.12	$0.75
Diluted	$0.49	$0.36	$1.11	$0.75

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Diluted income per common share for the three and six months ended June 30, 2010 and for the three and six months ended June 30, 2009 excludes approximately 127 million and 137 million, respectively, and 154 million and 169 million, respectively, common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect.
9.  EQUITY-BASED COMPENSATION
     Compensation expense recognized for equity-based plans is as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09

Restricted stock, restricted stock units and performance stock units	$25	$21	$82	$60
Stock options	13	16	46	42

Total impact on Operating Income	$38	$37	$128	$102

Tax benefit recognized	$15	$14	$49	$39

     For each of the six months ended June 30, 2010 and 2009, the Company granted approximately 5 million restricted stock units (“RSUs”) at a weighted-average grant date fair value per RSU of $27.04 and $22.09, respectively. For each of the six months ended June 30, 2010 and 2009, the Company granted approximately 0.2 million target performance stock units (“PSUs”), at a weighted-average grant date fair value per target PSU of $30.65 and $23.67, respectively. Total unrecognized compensation cost related to unvested RSUs and target PSUs as of June 30, 2010, without taking into account expected forfeitures, is $200 million and is expected to be recognized over a weighted-average period between one and two years.
     For each of the six months ended June 30, 2010 and 2009, the Company granted approximately 10 million stock options, at a weighted-average grant date fair value per option of $6.35 and $5.04, respectively. Total unrecognized compensation cost related to unvested stock options as of June 30, 2010, without taking into account expected forfeitures, is $91 million and is expected to be recognized over a weighted-average period between one and two years. The table below presents the weighted-average values of the assumptions used to value stock options at their grant date.

	Six Months Ended June 30,
	2010	2009

Expected volatility	29.5%	35.2%
Expected term to exercise from grant date	6.51 years	6.11 years
Risk-free rate	2.9%	2.5%
Expected dividend yield	3.2%	4.4%

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
10.  BENEFIT PLANS
     A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s domestic and international defined benefit pension plans for the three and six months ended June 30, 2010 and 2009 is as follows (millions):
Components of Net Periodic Benefit Costs

	Domestic		International		Domestic		International
	Three Months Ended				Six Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09	6/30/10	6/30/09	6/30/10	6/30/09

Service cost	$13	$15	$6	$4	$30	$33	$12	$8
Interest cost	34	35	13	10	70	71	26	20
Expected return on plan assets	(42)	(33)	(18)	(12)	(83)	(66)	(34)	(24)
Amounts amortized	2	30	4	2	20	59	7	4
Curtailment	1	-	-	-	4	-	-	-

Net periodic benefit costs	$8	$47	$5	$4	$41	$97	$11	$8

Contributions	$8	$13	$5	$2	$14	$21	$40	$7

Benefit Plan Amendments
     In March 2010, the Company’s Board of Directors approved amendments to its domestic defined benefit pension plans, which generally provide that (i) effective June 30, 2010, benefits provided under the plans will stop accruing for additional years of service and the plans will be closed to new hires and employees with less than one year of service and (ii) after December 31, 2013, pay increases will no longer be taken into consideration when determining a participating employee’s benefits under the plans. Because of these amendments, the Company remeasured its benefit obligation, which resulted in a decrease in the net periodic benefit costs for the three months ended June 30, 2010.
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
11.  RESTRUCTURING COSTS
     The Company’s restructuring costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. All of the restructuring costs incurred in 2010 related to plans put into effect in prior periods. Restructuring costs expensed as incurred by segment for the three and six months ended June 30, 2010 and 2009 are as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09

Filmed Entertainment	$3	$31	$7	$68
Publishing	3	(4)	8	(5)

Total restructuring costs	$6	$27	$15	$63

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Selected information relating to accrued restructuring costs is as follows (millions):

	Employee
	Terminations	Other Exit Costs	Total

Remaining liability as of December 31, 2009	$155	$98	$253
Net accruals	4	11	15
Cash paid	(71)	(24)	(95)

Remaining liability as of June 30, 2010	$88	$85	$173

     As of June 30, 2010, of the remaining liability of $173 million, $90 million was classified as a current liability in the consolidated balance sheet, with the remaining $83 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2017.
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

	Three Months Ended		Six Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09
	(millions)		(millions)
Revenues
Networks	$3,170	$2,855	$6,128	$5,561
Filmed Entertainment	2,516	2,333	5,210	4,966
Publishing	919	915	1,718	1,721
Intersegment eliminations	(228)	(183)	(357)	(332)

Total revenues	$6,377	$5,920	$12,699	$11,916

	Three Months Ended		Six Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09
	(millions)		(millions)
Intersegment Revenues
Networks	$22	$24	$39	$44
Filmed Entertainment	203	155	312	281
Publishing	3	4	6	7

Total intersegment revenues	$228	$183	$357	$332

	Three Months Ended		Six Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09
	(millions)		(millions)
Operating Income (Loss)
Networks	$981	$858	$2,182	$1,794
Filmed Entertainment	173	143	480	357
Publishing	153	102	203	70
Corporate	(90)	(88)	(198)	(182)
Intersegment eliminations	(23)	(14)	(10)	(14)

Total operating income (loss)	$1,194	$1,001	$2,657	$2,025

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		December 31,
	June 30, 2010	2009
	(millions)
Assets
Networks	$37,101	$35,650
Filmed Entertainment	16,234	17,078
Publishing	6,142	6,404
Corporate	5,553	6,927

Total assets	$65,030	$66,059

13.  COMMITMENTS AND CONTINGENCIES
Commitments
Six Flags
     In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (“Six Flags Georgia” and “Six Flags Texas,” respectively, and, collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of TWC in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including the following (the “Guaranteed Obligations”): (a) making a minimum annual distribution to such limited partners; (b) making a minimum amount of capital expenditures each year; (c) offering each year to purchase 5% of the limited partnership units of the Partnerships (plus any such units not purchased pursuant to such offer in any prior year; the estimated maximum amount for 2010 was approximately $300 million) based on a price determined as provided in the applicable agreement; (d) making annual ground lease payments; and (e) either (i) purchasing all of the outstanding limited partnership units through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of each of the Partnerships in 2027 (Six Flags Georgia) and 2028 (Six Flags Texas) (the “End of Term Purchase”) or (ii) causing each of the Partnerships to have no indebtedness and to meet certain other financial tests as of the end of the term of the Partnerships. The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) of the agreements are approximately $1.1 billion (for a net present value of approximately $400 million). To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.
     In connection with its purchase of the controlling interest in the Parks, Six Flags Entertainment Corporation (formerly known as Six Flags, Inc. and Premier Parks Inc.) (“Six Flags”), agreed, pursuant to a subordinated indemnity agreement (the “Subordinated Indemnity Agreement”), to guarantee the performance of the Guaranteed Obligations when due and to indemnify Historic TW, among others, in the event that the Guaranteed Obligations are not performed and the Six Flags Guarantee is called upon. In the event of a default of Six Flags’ indemnification obligations, Historic TW has the right to acquire control of the managing partner of the Parks. Six Flags’ obligations to Historic TW are further secured by its interest in all limited partnership units that are held by Six Flags.
     On June 13, 2009, Six Flags and certain of its subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court in Delaware. On April 30, 2010, Six Flags’ plan of reorganization, which significantly reduced its debt, became effective and it emerged from bankruptcy. The Partnerships holding the Parks were not included in the debtors’ reorganization proceedings. Six Flags assumed the Subordinated Indemnity Agreement in the plan of reorganization. In connection with the plan of reorganization, on April 30, 2010, a Time Warner subsidiary (TW-SF LLC), as lender, entered into a 5-year $150 million multiple draw term facility with certain affiliates of the Partnerships, which can be used only to fund such affiliates’ annual obligations to purchase certain limited partnership units of the Partnerships. Any loan made under the facility will mature 5 years from its respective funding date. The facility will expire April 30, 2015, unless it terminates earlier due to the acceleration or certain refinancings of Six Flags’ first lien credit facility or second lien term credit facility, which also closed on April 30, 2010. No loan was made under the facility in 2010.
     Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under these Guaranteed Obligations and no liability for the arrangements has been recognized at June 30, 2010. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.
AOL Revolving Facility
     In connection with the AOL Separation, AOL entered into a $250 million 364-day senior secured revolving credit facility (the “AOL Revolving Facility”) on December 9, 2009. Time Warner has guaranteed AOL’s obligations under the AOL Revolving Facility in exchange for which AOL is paying Time Warner an ongoing fee, subject to periodic increases, a portion of which varies with the amount of undrawn commitments and the principal amount of AOL’s obligations outstanding under the facility and changes in Time Warner’s senior unsecured long-term debt credit ratings. Also in connection with the AOL Separation, Time Warner agreed to continue to provide credit support for certain AOL lease and trade obligations, of which approximately $24 million remained as of July 30, 2010. Time Warner’s obligation to provide AOL with such credit support ends on the earlier of December 9, 2011 and 30 days after AOL obtains the right to borrow funds under a permanent credit facility.
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
     On May 14, 2010, DC Comics filed a related lawsuit in the U.S. District Court for the Central District of California against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
companies that Mr. Toberoff controls. The complaint asserts claims for, inter alia, declaratory relief concerning the validity and scope of the copyright termination notice served by the Shuster heirs, the validity of various agreements between Mr. Toberoff, his companies and the Shuster and Siegel heirs, as well as claims for intentional interference by Mr. Toberoff with DC Comics’ contracts and prospective economic advantage with the Shuster and Siegel heirs.
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
     On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and several other programming content providers (collectively, the “programmer defendants”) as well as cable and satellite providers (collectively, the “distributor defendants”), alleging violations of the federal antitrust laws. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. On November 14, 2008, the Company was dismissed as a programmer defendant, and Turner was substituted in its place. On May 1, 2009, by stipulation of the parties, plaintiffs filed a third amended complaint. In an order dated October 15, 2009, the court dismissed the third amended complaint with prejudice. On October 30, 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. The Company intends to defend against this lawsuit vigorously.
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
     On June 6, 2005, David McDavid and certain related entities (collectively, “McDavid”) filed a complaint against Turner and the Company in Georgia state court. The complaint asserted, among other things, claims for breach of contract, breach

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
of fiduciary duty, promissory estoppel and fraud relating to an alleged oral agreement between plaintiffs and Turner for the sale of the Atlanta Hawks and Thrashers sports franchises and certain operating rights to the Philips Arena. On August 20, 2008, the court issued an order dismissing all claims against the Company. The court also dismissed certain claims against Turner for breach of an alleged oral exclusivity agreement, for promissory estoppel based on the alleged exclusivity agreement and for breach of fiduciary duty. A trial as to the remaining claims against Turner commenced on October 8, 2008 and concluded on December 2, 2008. On December 9, 2008, the jury announced its verdict in favor of McDavid on the breach of contract and promissory estoppel claims, awarding damages on those claims of $281 million and $35 million, respectively. Pursuant to the court’s direction that McDavid choose one of the two claim awards, McDavid elected the $281 million award. The jury found in favor of Turner on the two remaining claims of fraud and breach of confidential information. On January 12, 2009, Turner filed a motion to overturn the jury verdict or, in the alternative, for a new trial, and, on April 22, 2009, the court denied the motion. On April 23, 2009, Turner filed a notice of appeal to the Georgia Court of Appeals and on June 15, 2009 posted a $25 million letter of credit as security pending appeal. On March 26, 2010, the Georgia Court of Appeals denied Turner’s appeal, and, on April 9, 2010, it denied Turner’s motion for reconsideration of that decision. On April 29, 2010, Turner filed a petition for certiorari with the Georgia Supreme Court. The Company has a reserve established for this matter at June 30, 2010 of approximately $311 million (including interest accrued through such date), although it intends to defend against this lawsuit vigorously.
     On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, “Anderson News”) filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time/Warner Retail Sales & Marketing, Inc. Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Plaintiffs are seeking unspecified monetary damages. On December 14, 2009, defendants filed motions to dismiss the complaint. On August 2, 2010, the court granted those motions and dismissed the complaint in its entirety and with prejudice. The Company intends to defend against this lawsuit vigorously.
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
Income Tax Uncertainties
     During the six months ended June 30, 2010, the Company recorded additional income tax reserves of approximately $69 million. Of the $69 million additional income tax reserves, approximately $14 million would affect the Company’s effective tax rate if reversed. During the six months ended June 30, 2010, the Company recorded interest reserves related to the income tax reserves of approximately $50 million.
14.  RELATED PARTY TRANSACTIONS
     The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. These transactions have been executed on terms comparable to the terms of transactions with unrelated third parties and primarily include the licensing of broadcast rights to The CW broadcast network for film and television product, by the Filmed Entertainment segment and the licensing of rights to carry cable television programming provided by the Networks segment. For the three months ended June 30, 2010 and 2009, revenues from transactions with related parties were $86 million and $75 million, respectively, and expenses from transactions with related parties were $16 million and $17 million, respectively, and for the six months ended June 30, 2010

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
and 2009 such revenues were $173 million and $165 million, respectively, and such expenses were $33 million and $27 million, respectively.
15.  ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     Additional financial information with respect to cash (payments) and receipts is as follows (millions):

	Six Months Ended June 30,
	2010	2009

Cash payments made for interest	$(546)	$(572)
Interest income received	13	25

Cash interest payments, net	$(533)	$(547)

Cash payments made for income taxes	$(687)	$(563)
Income tax refunds received	50	61
TWC and AOL tax sharing receipts (payments), net(a)	(87)	94

Cash tax payments, net	$(724)	$(408)

(a)	Represents net amounts received (paid) from TWC and AOL in accordance with tax sharing agreements with TWC and AOL.
Interest Expense, Net
     Interest expense, net, consists of (millions):

	Three Months Ended		Six Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09

Interest income	$26	$37	$51	$72
Interest expense	(326)	(334)	(647)	(682)

Total interest expense, net	$(300)	$(297)	$(596)	$(610)

Other Income (Loss), Net
     Other income (loss), net, consists of (millions):

	Three Months Ended		Six Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09

Investment gains, net	$3	$37	$-	$24
Premium paid and transaction costs incurred on debt redemption	(14)	-	(69)	-
Loss on equity method investees	(3)	(2)	(3)	(12)
Other	(3)	(11)	2	(10)

Total other income (loss), net	$(17)	$24	$(70)	$2

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of (millions):

	June 30, 2010	December 31, 2009

Accounts payable	$588	$677
Accrued expenses	1,988	2,495
Participations payable	2,360	2,652
Programming costs payable	771	681
Accrued compensation	653	916
Accrued interest	276	257
Accrued income taxes	142	129

Total accounts payable and accrued liabilities	$6,778	$7,807

Other Noncurrent Liabilities
     Other noncurrent liabilities consist of (millions):

	June 30, 2010	December 31, 2009

Noncurrent tax and interest reserves	$2,314	$2,173
Participations payable	730	766
Programming costs payable	1,216	1,242
Noncurrent pension and post retirement liabilities	529	582
Deferred compensation	517	565
Other noncurrent liabilities	617	639

Total other noncurrent liabilities	$5,923	$5,967

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
     Set forth below are condensed consolidating financial statements presenting the financial position, results of operations and cash flows of (i) Time Warner Inc. (the “Parent Company”), (ii) Historic TW Inc. (in its own capacity and as successor by merger to Time Warner Companies, Inc.), Home Box Office, Inc., and Turner Broadcasting System, Inc., each a wholly owned subsidiary of the Parent Company, on a combined basis (collectively, the “Guarantor Subsidiaries”), (iii) the direct and indirect non-guarantor subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) on a combined basis and (iv) the eliminations necessary to arrive at the information for Time Warner Inc. on a consolidated basis. The Guarantor Subsidiaries, fully and unconditionally, jointly and severally, guarantee the securities issued under the indentures on an unsecured basis.
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

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Balance Sheet
June 30, 2010
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and equivalents	$2,957	$330	$951	$-	$4,238
Receivables, net	15	625	4,688	-	5,328
Inventories	-	510	1,350	-	1,860
Deferred income taxes	635	598	441	(1,039)	635
Prepaid expenses and other current assets	166	82	322	-	570

Total current assets	3,773	2,145	7,752	(1,039)	12,631
Noncurrent inventories and film costs	-	1,829	3,858	(104)	5,583
Investments in amounts due to and from consolidated subsidiaries	43,436	21,631	11,446	(76,513)	-
Investments, including available-for-sale securities	79	354	1,801	(555)	1,679
Property, plant and equipment, net	348	464	2,972	-	3,784
Intangible assets subject to amortization, net	-	1	2,603	-	2,604
Intangible assets not subject to amortization	-	2,007	5,760	-	7,767
Goodwill	-	9,879	19,818	-	29,697
Other assets	225	211	849	-	1,285

Total assets	$47,861	$38,521	$56,859	$(78,211)	$65,030

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$461	$1,114	$5,212	$(9)	$6,778
Deferred revenue	-	13	816	(22)	807
Debt due within one year	-	10	24	-	34

Total current liabilities	461	1,137	6,052	(31)	7,619
Long-term debt	11,124	5,329	33	-	16,486
Due (to) from affiliates	(795)	-	795	-	-
Deferred income taxes	1,621	3,090	2,561	(5,651)	1,621
Deferred revenue	-	-	346	(76)	270
Other noncurrent liabilities	2,345	2,017	3,511	(1,950)	5,923
Equity
Due (to) from Time Warner and subsidiaries	-	(19,882)	987	18,895	-
Other shareholders’ equity	33,105	46,830	42,568	(89,398)	33,105

Total Time Warner Inc. shareholders’ equity	33,105	26,948	43,555	(70,503)	33,105
Noncontrolling interests	-	-	6	-	6

Total equity	33,105	26,948	43,561	(70,503)	33,111

Total liabilities and equity	$47,861	$38,521	$56,859	$(78,211)	$65,030

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

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Three Months Ended June 30, 2010
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$1,355	$5,174	$(152)	$6,377
Costs of revenues	-	(643)	(3,091)	135	(3,599)
Selling, general and administrative	(88)	(229)	(1,213)	18	(1,512)
Amortization of intangible assets	-	-	(66)	-	(66)
Restructuring costs	-	-	(6)	-	(6)

Operating income	(88)	483	798	1	1,194
Equity in pretax income (loss) of consolidated subsidiaries	1,165	789	341	(2,295)	-
Interest expense, net	(188)	(105)	(11)	4	(300)
Other income (loss), net	(12)	(4)	30	(31)	(17)

Income from continuing operations before income taxes	877	1,163	1,158	(2,321)	877
Income tax provision	(317)	(404)	(403)	807	(317)

Income from continuing operations	560	759	755	(1,514)	560
Discontinued operations, net of tax	-	-	-	-	-

Net income	560	759	755	(1,514)	560
Less Net (income) loss attributable to noncontrolling interests	2	2	2	(4)	2

Net income attributable to Time Warner Inc. shareholders	$562	$761	$757	$(1,518)	$562

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Three Months Ended June 30, 2009
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$1,282	$4,680	$(42)	$5,920
Costs of revenues	-	(612)	(2,761)	39	(3,334)
Selling, general and administrative	(82)	(214)	(1,165)	2	(1,459)
Amortization of intangible assets	-	-	(66)	-	(66)
Restructuring costs	-	-	(27)	-	(27)
Gain (loss) on operating assets	-	-	(33)	-	(33)

Operating income	(82)	456	628	(1)	1,001
Equity in pretax income (loss) of consolidated subsidiaries	1,001	623	306	(1,930)	-
Interest expense, net	(181)	(107)	(8)	(1)	(297)
Other income (loss), net	(10)	-	60	(26)	24

Income from continuing operations before income taxes	728	972	986	(1,958)	728
Income tax provision	(299)	(405)	(400)	805	(299)

Income from continuing operations	429	567	586	(1,153)	429
Discontinued operations, net of tax	100	-	107	(107)	100

Net income	529	567	693	(1,260)	529
Less Net (income) loss attributable to noncontrolling interests	(5)	-	(8)	8	(5)

Net income attributable to Time Warner Inc. shareholders	$524	$567	$685	$(1,252)	$524

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Six Months Ended June 30, 2010
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$2,697	$10,196	$(194)	$12,699
Costs of revenues	-	(1,242)	(5,880)	170	(6,952)
Selling, general and administrative	(194)	(453)	(2,375)	22	(3,000)
Amortization of intangible assets	-	-	(134)	-	(134)
Restructuring costs	-	-	(15)	-	(15)
Gain (loss) on operating assets	-	59	-	-	59

Operating income	(194)	1,061	1,792	(2)	2,657
Equity in pretax income (loss) of consolidated subsidiaries	2,624	1,778	752	(5,154)	-
Interest expense, net	(368)	(213)	(19)	4	(596)
Other income (loss), net	(71)	(4)	64	(59)	(70)

Income from continuing operations before income taxes	1,991	2,622	2,589	(5,211)	1,991
Income tax provision	(706)	(906)	(912)	1,818	(706)

Income from continuing operations	1,285	1,716	1,677	(3,393)	1,285
Discontinued operations, net of tax	-	-	-	-	-

Net income	1,285	1,716	1,677	(3,393)	1,285
Less Net (income) loss attributable to noncontrolling interests	2	2	2	(4)	2

Net income attributable to Time Warner Inc. shareholders	$1,287	$1,718	$1,679	$(3,397)	$1,287

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Six Months Ended June 30, 2009
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$2,555	$9,478	$(117)	$11,916
Costs of revenues	-	(1,220)	(5,587)	115	(6,692)
Selling, general and administrative	(173)	(413)	(2,376)	2	(2,960)
Amortization of intangible assets	-	-	(143)	-	(143)
Restructuring costs	-	-	(63)	-	(63)
Gain (loss) on operating assets	-	-	(33)	-	(33)

Operating income	(173)	922	1,276	-	2,025
Equity in pretax income (loss) of consolidated subsidiaries	1,987	1,250	616	(3,853)	-
Interest expense, net	(379)	(214)	(17)	-	(610)
Other income (loss), net	(18)	3	73	(56)	2

Income from continuing operations before income taxes	1,417	1,961	1,948	(3,909)	1,417
Income tax provision	(526)	(743)	(729)	1,472	(526)

Income from continuing operations	891	1,218	1,219	(2,437)	891
Discontinued operations, net of tax	326	181	390	(571)	326

Net income	1,217	1,399	1,609	(3,008)	1,217
Less Net (income) loss attributable to noncontrolling interests	(33)	(20)	(40)	60	(33)

Net income attributable to Time Warner Inc. shareholders	$1,184	$1,379	$1,569	$(2,948)	$1,184

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Cash Flows
For The Six Months Ended June 30, 2010
(Unaudited; millions)

			Non-
	Parent	Guarantor	Guarantor		Time Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATIONS
Net income	$1,285	$1,716	$1,677	$(3,393)	$1,285
Less Discontinued operations, net of tax	-	-	-	-	-

Net income from continuing operations	1,285	1,716	1,677	(3,393)	1,285
Adjustments for noncash and nonoperating items:
Depreciation and amortization	18	68	382	-	468
Amortization of film and television costs	-	960	2,148	3	3,111
Gain on investments and other assets, net	1	(2)	-	-	(1)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(2,624)	(1,778)	(752)	5,154	-
Equity in losses of investee companies, net of cash distributions	(1)	13	10	-	22
Equity-based compensation	24	30	74	-	128
Deferred income taxes	(85)	(91)	(57)	148	(85)
Changes in operating assets and liabilities, net of acquisitions	105	(324)	(1,417)	(1,904)	(3,540)
Intercompany	-	731	(731)	-	-

Cash provided by operations from continuing operations	(1,277)	1,323	1,334	8	1,388

INVESTING ACTIVITIES
Investments in available-for-sale securities	(5)	-	(1)	-	(6)
Investments and acquisitions, net of cash acquired	4	(281)	(259)	-	(536)
Capital expenditures	(2)	(38)	(166)	-	(206)
Advances to (from) parent and consolidated subsidiaries	701	(277)	-	(424)	-
Other investment proceeds	54	26	22	-	102

Cash provided (used) by investing activities from continuing operations	752	(570)	(404)	(424)	(646)

FINANCING ACTIVITIES
Borrowings	2,143	-	61	-	2,204
Debt repayments	(1,000)	-	(908)	-	(1,908)
Proceeds from exercise of stock options	68	-	-	-	68
Excess tax benefit on stock options	4	-	-	-	4
Principal payments on capital leases	-	(6)	(2)	-	(8)
Repurchases of common stock	(1,016)	-	-	-	(1,016)
Dividends paid	(492)	-	-	-	(492)
Other financing activities	(65)	-	(1)	-	(66)
Change in due to/from parent and investment in segment	-	(555)	139	416	-

Cash used by financing activities from continuing operations	(358)	(561)	(711)	416	(1,214)

Cash provided (used) by continuing operations	(883)	192	219	-	(472)

Cash provided (used) by operations from discontinued operations	(23)	-	-	-	(23)
Cash used by investing activities from discontinued operations	-	-	-	-	-
Cash used by financing activities from discontinued operations	-	-	-	-	-
Effect of change in cash and equivalents of discontinued operations	-	-	-	-	-

Cash provided (used) by discontinued operations	(23)	-	-	-	(23)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(906)	192	219	-	(495)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,863	138	732	-	4,733

CASH AND EQUIVALENTS AT END OF PERIOD	$2,957	$330	$951	$-	$4,238

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Cash Flows
For The Six Months Ended June 30, 2009
(Unaudited; millions)

			Non-
	Parent	Guarantor	Guarantor		Time Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATIONS
Net income	$1,217	$1,399	$1,609	$(3,008)	$1,217
Less Discontinued operations, net of tax	326	181	390	(571)	326

Net income from continuing operations	891	1,218	1,219	(2,437)	891
Adjustments for noncash and nonoperating items:
Depreciation and amortization	19	62	392	-	473
Amortization of film and television costs	-	957	2,186	-	3,143
Gain on investments and other assets, net	7	1	(10)	-	(2)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(1,987)	(1,250)	(616)	3,853	-
Equity in losses of investee companies, net of cash distributions	-	(4)	35	-	31
Equity-based compensation	20	25	57	-	102
Deferred income taxes	(36)	(80)	(73)	153	(36)
Changes in operating assets and liabilities, net of acquisitions	668	(15)	(2,071)	(1,573)	(2,991)
Intercompany	-	482	(482)	-	-

Cash provided by operations from continuing operations	(418)	1,396	637	(4)	1,611

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	-	-	-	(2)
Investments and acquisitions, net of cash acquired	(56)	15	(297)	-	(338)
Capital expenditures	(17)	(43)	(170)	-	(230)
Investment proceeds from available-for-sale securities	2	-	47	-	49
Proceeds from the Special Dividend paid by Time Warner Cable Inc.	9,253	-	-	-	9,253
Advances to (from) parent and consolidated subsidiaries	1,931	524	-	(2,455)	-
Other investment proceeds	54	31	75	-	160

Cash provided (used) by investing activities from continuing operations	11,165	527	(345)	(2,455)	8,892

FINANCING ACTIVITIES
Borrowings	3,493	-	27	-	3,520
Debt repayments	(7,983)	-	(71)	-	(8,054)
Proceeds from exercise of stock options	6	-	-	-	6
Principal payments on capital leases	-	(7)	(2)	-	(9)
Repurchases of common stock	(170)	-	-	-	(170)
Dividends paid	(453)	-	-	-	(453)
Other financing activities	(58)	-	(3)	-	(61)
Change in due to/from parent and investment in segment	-	(1,933)	(526)	2,459	-

Cash used by financing activities from continuing operations	(5,165)	(1,940)	(575)	2,459	(5,221)

Cash provided (used) by continuing operations	5,582	(17)	(283)	-	5,282

Cash provided (used) by operations from discontinued operations	-	-	1,116	-	1,116
Cash used by investing activities from discontinued operations	-	-	(705)	-	(705)
Cash used by financing activities from discontinued operations	-	-	(5,239)	-	(5,239)
Effect of change in cash and equivalents of discontinued operations	-	-	5,322	-	5,322

Cash provided (used) by discontinued operations	-	-	494	-	494

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	5,582	(17)	211	-	5,776
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	469	103	510	-	1,082

CASH AND EQUIVALENTS AT END OF PERIOD	$6,051	$86	$721	$-	$6,858

Part II. Other Information
Item 1. Legal Proceedings.
     The following information supplements and amends the disclosure set forth under Part I, Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) and under Part II, Item 1. Legal Proceedings in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
     Reference is made to the lawsuits filed by the heirs of Jerome Siegel described on page 27 of the 2009 Form 10-K. On May 14, 2010, DC Comics filed a related lawsuit in the U.S. District Court for the Central District of California against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls. The complaint asserts claims for, inter alia, declaratory relief concerning the validity and scope of the copyright termination notice served by the Shuster heirs, the validity of various agreements between Mr. Toberoff, his companies and the Shuster and Siegel heirs, as well as claims for intentional interference by Mr. Toberoff with DC Comics’ contracts and prospective economic advantage with the Shuster and Siegel heirs.
     Reference is made to the lawsuit filed by Anderson News L.L.C. and Anderson Services L.L.C. described on page 29 of the 2009 Form 10-K. On August 2, 2010, the court granted the motions to dismiss that defendants filed on December 14, 2009 and dismissed the complaint in its entirety and with prejudice.
Item 1A. Risk Factors.
     There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors of the 2009 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
   The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2010.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid Per Share(1)	Programs(2)	Plans or Programs(1)
April 1, 2010 – April 30, 2010	5,096,030	$32.69	5,096,030	$2,334,450,933
May 1, 2010 – May 31, 2010	5,128,166	$30.97	5,128,166	$2,175,640,634
June 1, 2010 – June 30, 2010	5,585,900	$31.27	5,585,900	$2,000,990,942
Total	15,810,096	$31.63	15,810,096	$2,000,990,942

(1)	The amount does not give effect to any fees, commissions or other costs associated with the repurchase of shares.

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

Item 5. Other Information.
     On July 29, 2010, the Board of Directors approved the termination of the Time Warner Inc. 2006 Stock Incentive Plan (the “2006 Plan”) effective at the end of September 16, 2010. The termination of the 2006 Plan has no impact on awards granted under the 2006 Plan.
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

TIME WARNER INC.
(Registrant)

Date: August 4, 2010	/s/ John K. Martin, Jr.

John K. Martin, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
3.1	By-laws of the Company, as amended through May 21, 2010 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 21, 2010 (the “May 2010 Form 8-K”)).
10.1	Time Warner Inc. 2010 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the May 2010 Form 8-K).+
10.2	Time Warner Excess Benefit Pension Plan (as amended through July 28, 2010).+
31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. †

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the Securities and Exchange Commission on August 4, 2010, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet at June 30, 2010 and December 31, 2009, (ii) Consolidated Statement of Operations for the six months ended June 30, 2010 and 2009, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009, (iv) Consolidated Statement of Equity for the six months ended June 30, 2010 and 2009, (v) Notes to Consolidated Financial Statements and (vi) Supplementary Information — Condensed Consolidating Financial Statements.†

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