Form 10-Q
period 2010-09-30
TIME WARNER INC.
filed 2010-11-03
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2010 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Description of Class	as of October 26, 2010
Common Stock – $.01 par value	1,109,296,981

TIME WARNER INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page
PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Results of Operations and Financial Condition	1
Item 4. Controls and Procedures	22
Consolidated Balance Sheet at September 30, 2010 and December 31, 2009	23
Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	24
Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	25
Consolidated Statement of Equity for the Nine Months Ended September 30, 2010 and 2009	26
Notes to Consolidated Financial Statements	27
Supplementary Information	44

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	53
Item 1A. Risk Factors	53
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 5. Other Information	54
Item 6. Exhibits	54
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
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

•
Results of operations. This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2010. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of significant transactions and events that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2010 and cash flows for the nine months ended September 30, 2010.

•
Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
OVERVIEW
     Time Warner is a leading media and entertainment company, whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are HBO, TNT, TBS, CNN, Warner Bros., New Line Cinema, People, Sports Illustrated and Time. During the nine months ended September 30, 2010, the Company generated revenues of $19.076 billion (up 5% from $18.178 billion in 2009), Operating Income of $4.004 billion (up 23% from $3.265 billion in 2009), Net Income attributable to Time Warner shareholders of $1.809 billion (down 2% from $1.846 billion in 2009) and Cash Provided by Operations from Continuing Operations of $2.319 billion (down 16% from $2.755 billion in 2009).
Time Warner Businesses
     Time Warner classifies its operations into three reportable segments: Networks, Filmed Entertainment and Publishing. For additional information regarding Time Warner’s business segments, refer to Note 12, “Segment Information,” in the accompanying consolidated financial statements.
     Networks.  Time Warner’s Networks segment consists of Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“HBO”). During the nine months ended September 30, 2010, the Networks segment generated revenues of $9.132 billion (47% of the Company’s overall revenues) and $3.320 billion in Operating Income.
     Turner operates domestic and international networks, including such recognized brands as TNT, TBS, CNN, Cartoon Network, truTV and HLN, which are among the leaders in advertising-supported cable television networks. The Turner networks generate revenues principally from providing programming to cable system operators, satellite distribution services, telephone companies and other distributors (known as affiliates) that have contracted to receive and distribute this programming and from the sale of advertising. Turner also operates various websites, including CNN.com, NASCAR.com and CartoonNetwork.com, which generate revenues principally from the sale of advertising. Key contributors to Turner’s success are its strong brands and continued investments in high-quality, popular programming focused on sports, original and syndicated series, news, network movie premieres and animation to drive audience delivery and revenue growth. During the first nine months of 2010, Turner’s Advertising revenue increased, reflecting the benefit of an improved advertising environment domestically and internationally, partially offset by the impact of lower audience delivery at Turner’s domestic news networks.
     HBO operates the HBO and Cinemax multichannel premium pay television programming services, with the HBO service ranking as the nation’s most widely distributed premium pay television service. HBO generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to subscribers who choose to receive the HBO or Cinemax services. HBO’s domestic subscribers are expected to decline by approximately 1.5 million during 2010 due primarily to a decrease in subscribers who generate very little or no revenue and, as such, this decline has not had, and is not expected to have, a material negative impact on Subscription revenues. An additional source of revenues for HBO is the sale and licensing of its original programming, including True Blood, Entourage, The Pacific, The Sopranos and Rome.
     The Company’s Networks segment has been pursuing international expansion in select areas. For example, in October 2010, Turner acquired Chilevisión, a television broadcaster in Chile. In addition, in the first quarter of 2010, HBO acquired the remainder of its partners’ interests in HBO Central Europe (“HBO CE”) and purchased an additional 21% equity interest in HBO Latin America Group, consisting of HBO Brasil, HBO Olé and HBO Latin America Production Services (collectively, “HBO LAG”), and Turner acquired a majority stake in NDTV Imagine Limited, which owns a Hindi general entertainment channel in India. In recent years, Turner has also expanded its presence in Germany, Japan, Korea, Latin America, Sweden, Turkey and the United Arab Emirates, and HBO has acquired additional equity interests in HBO Asia, HBO South Asia and HBO LAG. The Company anticipates that international expansion will continue to be an area of focus at the Networks segment for the foreseeable future.
     Filmed Entertainment.  Time Warner’s Filmed Entertainment segment consists of businesses managed by the Warner Bros. Entertainment Group (“Warner Bros.”) that principally produce and distribute theatrical motion pictures, including

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Inception, Clash of the Titans, Sex and the City 2, The Blind Side, Sherlock Holmes and the Harry Potter films, as well as television shows and videogames. During the nine months ended September 30, 2010, the Filmed Entertainment segment generated revenues of $7.986 billion (39% of the Company’s overall revenues) and $680 million in Operating Income.
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
     Warner Bros. continues to be an industry leader in the television content business. During the 2010-2011 broadcast season, Warner Bros. expects to produce more than 30 scripted primetime series, with at least one series airing on each of the five broadcast networks (including Two and a Half Men, The Mentalist, The Big Bang Theory, Gossip Girl, Fringe and Chuck) and original series for several cable networks (including The Closer and Rizzoli & Isles).
     Home video distribution, in particular revenues from the distribution of DVDs, has been one of the largest drivers of the segment’s profits over the last several years. The industry and the Company experienced a decline in home video sales in recent years as a result of several factors, including the general economic downturn in the U.S. and many regions around the world, increasing competition for consumer discretionary time and spending, piracy and the maturation of the standard definition DVD format. Beginning in 2009, the decline in home video revenues was also affected by consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less revenue per transaction than DVD sales. Partially offsetting the softening consumer demand for standard definition DVDs and the shift to subscription services and kiosks were growing sales of high definition Blu-ray Discs and increased sales through electronic delivery (particularly video-on-demand), which have higher gross margins than standard definition DVDs.
     To increase operational efficiencies, over the past several years the Filmed Entertainment segment has undertaken restructuring activities to reduce its cost structure and streamline operations, including combining certain operations of its studios and outsourcing certain functions.
     Publishing.  Time Warner’s Publishing segment consists principally of magazine publishing and related websites as well as direct-marketing businesses. During the nine months ended September 30, 2010, the Publishing segment generated revenues of $2.619 billion (14% of the Company’s overall revenues) and $344 million in Operating Income.
     As of September 30, 2010, Time Inc. published 22 magazines in the U.S., including People, Sports Illustrated, Time, InStyle, Real Simple, Southern Living, Entertainment Weekly and Fortune, and over 90 magazines outside the U.S., primarily through IPC Media (“IPC”) in the U.K. and Grupo Expansión (“GEX”) in Mexico. Time Inc. develops digital content for its magazine websites and also publishes magazine content on digital devices. The Publishing segment generates revenues primarily from the sale of advertising (including advertising on digital properties), magazine subscriptions and newsstand sales. Time Inc. also owns the magazine subscription marketer, Synapse Group, Inc. (“Synapse”), and the school and youth group fundraising business, QSP. Advertising sales at the Publishing segment, particularly print advertising sales, were significantly adversely affected by the economic environment during 2009. In contrast, during the first nine months of 2010, the Publishing segment experienced an improvement in Advertising revenues driven by increases in domestic print advertising pages sold, partially offset by lower average advertising rates per page, and increases in digital advertising. Digital Advertising revenues were 13% and 14% of Time Inc.’s total Advertising revenues for the three and nine months ended September 30, 2010, respectively, compared to 11% and 12% for the three and nine months ended September 30, 2009, respectively.
     In July, Time Inc. and Turner announced the formation of a strategic digital partnership between Turner Sports and Sports Illustrated. The partnership will combine Sports Illustrated’s and Golf’s content with Turner’s digital media and sales expertise. Under the agreement, beginning in the fourth quarter of 2010, Turner will manage the SI.com and Golf.com websites, including selling all advertising for the websites. Accordingly, Turner will now receive all advertising revenues

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
generated from the websites and Time Inc. will now receive a license fee from Turner and reimbursement for certain website editorial and other costs.
     In its ongoing effort to improve efficiency and reduce its cost structure, the Publishing segment executed a restructuring initiative, primarily relating to headcount reductions, in the fourth quarter of 2009, which has benefitted the segment’s performance in 2010 and is expected to continue to benefit the segment’s performance during the remainder of 2010.
Recent Developments
2010 Debt Transactions
     As discussed more fully in “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements,” during the first nine months of 2010, the Company entered into a series of transactions to capitalize on the historically low interest rate environment and extend the average maturity of its public debt. Specifically, Time Warner issued $5.0 billion aggregate principal amount of 5, 10, and 30-year debt securities in two public offerings and used the net proceeds from the debt offerings to repurchase and redeem approximately $3.930 billion aggregate principal amount of debt securities of Time Warner and Historic TW Inc. (“Historic TW”) that were scheduled to mature within the next three years (collectively, the “2010 Debt Redemptions”) and to repay $805 million outstanding under the Company’s two accounts receivable securitization facilities. For the three and nine months ended September 30, 2010, the Company incurred $295 million and $364 million, respectively, of premiums paid and transaction costs incurred in connection with the 2010 Debt Redemptions.
Shed Media
     On October 13, 2010, Warner Bros. acquired an approximate 55% interest in Shed Media plc (“Shed Media”), a leading television producer in the U.K., for approximately $118 million in cash. Warner Bros. has a call right that enables it to purchase a portion of the interests held by the other owners of Shed Media in 2014 and the remaining interests held by the other owners in 2018. The other owners have a reciprocal put right that enables them to require Warner Bros. to purchase a portion of their interests in Shed Media in 2014 and the remaining interests held by them in 2018.
Chilevisión
     On October 6, 2010, Turner acquired Chilevisión, a television broadcaster in Chile, for $155 million in cash.
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
Benefit Plan Amendments
     In March 2010, the Company’s Board of Directors approved amendments to its domestic defined benefit pension plans. Pursuant to the amendments, (i) effective June 30, 2010, benefits provided under the plans stopped accruing for additional years of service and the plans were closed to new hires and employees with less than one year of service and (ii) after

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
December 31, 2013, pay increases will no longer be taken into consideration when determining a participating employee’s benefits under the plans.
     In addition, effective July 1, 2010, the Company increased its matching contributions for eligible participants in the Time Warner Savings Plan. Effective January 1, 2011, the Company will also implement a supplemental savings plan that will provide for similar Company matching for eligible participant deferrals above the Internal Revenue Service compensation limits that apply to the Time Warner Savings Plan up to $500,000 of eligible compensation.
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
     Under the terms of the arrangement, Turner and CBS will work together to produce and distribute the NCAA Tournament Games and related programming commencing in 2011. The games will be televised on Turner’s TNT, TBS and truTV networks and on the CBS network, and advertising will be sold on a joint basis.
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
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Significant Transactions and Other Items Affecting Comparability
     As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by significant transactions and certain other items in each period as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/10	9/30/09	9/30/10	9/30/09
Amounts related to securities litigation and government investigations, net	$(2)	$(7)	$(21)	$(21)
Asset impairments	(9)	(52)	(9)	(52)
Gain (loss) on operating assets	-	-	59	(33)

Impact on Operating Income	(11)	(59)	29	(106)

Investment gains (losses), net	2	(25)	2	(1)
Amounts related to the separation of Time Warner Cable Inc.	2	4	(5)	6
Costs related to the separation of AOL Inc.	-	-	-	(15)
Premiums paid and transaction costs incurred in connection with debt redemptions	(295)	-	(364)	-

Pretax impact	(302)	(80)	(338)	(116)
Income tax impact of above items	116	25	144	28
Tax items related to Time Warner Cable Inc.	-	-	-	24

After-tax impact	(186)	(55)	(194)	(64)
Noncontrolling interest impact	-	-	-	5

Impact of items on income from continuing operations attributable to Time Warner Inc. shareholders	$(186)	$(55)	$(194)	$(59)

     In addition to the items affecting comparability described above, the Company incurred restructuring costs of $29 million and $44 million for the three and nine months ended September 30, 2010, respectively, and $29 million and $92 million for the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2010, the Company also recognized a $58 million reserve reversal in connection with the resolution of litigation relating to the sale of the Atlanta Hawks and Thrashers sports franchises and certain operating rights to the Philips Arena (the “Winter Sports Teams”). For further discussion of restructuring costs and the $58 million reserve reversal, refer to “Business Segment Results.”
Amounts Related to Securities Litigation
     The Company recognized legal and other professional fees related to the defense of securities litigation matters by former employees totaling $2 million and $21 million for the three and nine months ended September 30, 2010, respectively, and $7 million and $21 million for the three and nine months ended September 30, 2009, respectively.
Asset Impairments
     During the three and nine months ended September 30, 2010, the Company recorded a $9 million noncash impairment of intangible assets related to the termination of a games licensing relationship at the Filmed Entertainment segment.
     During the three and nine months ended September 30, 2009, the Company recorded a $52 million noncash impairment of intangible assets at the Networks segment related to Turner’s interest in a general entertainment network in India.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Gain (Loss) on Operating Assets
     For the nine months ended September 30, 2010, the Company, upon the acquisition of the controlling interest in HBO CE, recognized a $59 million gain reflecting the recognition of the excess of the fair value over the Company’s carrying costs of its original investment in HBO CE.
     For the nine months ended September 30, 2009, the Company recognized a $33 million loss on the sale of Warner Bros.’ Italian cinema assets.
Investment Gains (Losses), Net
     For both the three and nine months ended September 30, 2010, the Company recognized $2 million of miscellaneous investment gains, net.
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
Amounts Related to the Separation of TWC
     For the three and nine months ended September 30, 2010, the Company recognized $2 million of other income and $5 million of other loss, respectively, related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by Time Warner Cable Inc. (“TWC”) employees.
     For the three and nine months ended September 30, 2009, the Company recognized $4 million and $12 million, respectively, of other income related to the increase in the estimated fair value of Time Warner equity awards held by TWC employees. In addition, for the nine months ended September 30, 2009, the Company incurred pretax direct transaction costs, primarily legal and professional fees related to the separation of TWC, of $6 million, which have been reflected in other income (loss), net in the accompanying consolidated statement of operations.
Costs Related to the Separation of AOL
     During the nine months ended September 30, 2009, the Company incurred $15 million of costs related to the separation of AOL Inc. (“AOL”), which have been recorded in other income (loss), net in the accompanying consolidated statement of operations. These costs were related to the solicitation of consents from debt holders to amend the indentures governing certain of the Company’s debt securities.
Premiums Paid and Transaction Costs Incurred in Connection with Debt Redemptions
     For the three and nine months ended September 30, 2010, the Company recognized $295 million and $364 million, respectively, of premiums paid and transaction costs incurred in connection with the 2010 Debt Redemptions, which were recorded in other income (loss), net in the accompanying consolidated statement of operations. See “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements” for more information.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Noncontrolling Interest Impact
     For the nine months ended September 30, 2009, the noncontrolling interest impact of $5 million reflects the minority owner’s share of the tax provision related to changes in certain state tax laws on TWC net deferred liabilities.
Consolidated Results
     The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations.
     Revenues.  The components of revenues are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/10	9/30/09	% Change	9/30/10	9/30/09	% Change
Subscription	$2,263	$2,119	7%	$6,725	$6,284	7%
Advertising	1,330	1,225	9%	4,027	3,690	9%
Content	2,636	2,769	(5%)	7,914	7,722	2%
Other	148	149	(1%)	410	482	(15%)

Total revenues	$6,377	$6,262	2%	$19,076	$18,178	5%

     The increase in Subscription revenues for the three and nine months ended September 30, 2010 was primarily related to an increase at the Networks segment. Advertising revenues increased for the three and nine months ended September 30, 2010, primarily reflecting growth at the Networks and Publishing segments. The decrease in Content revenues for the three months ended September 30, 2010 was due primarily to lower third-party revenues at the Filmed Entertainment segment. The increase in Content revenues for the nine months ended September 30, 2010 was due primarily to increases at the Filmed Entertainment and Networks segments.
     Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”
     Costs of Revenues.  For the three months ended September 30, 2010 and 2009, costs of revenues totaled $3.529 billion and $3.419 billion, respectively, and, as a percentage of revenues, were 55% for both periods. For the nine months ended September 30, 2010 and 2009, costs of revenues totaled $10.481 billion and $10.111 billion, respectively, and, as a percentage of revenues, were 55% and 56%, respectively. The segment variations are discussed in detail in “Business Segment Results.”
     Selling, General and Administrative Expenses.  For the three months ended September 30, 2010 and 2009, selling, general and administrative expenses decreased 3% to $1.409 billion in 2010 from $1.451 billion in 2009, primarily due to decreases at the Publishing and Filmed Entertainment segments. For the nine months ended September 30, 2010 and 2009, selling, general and administrative expenses were essentially flat at $4.409 billion in 2010 compared to $4.411 billion in 2009, due to a decrease at the Publishing segment largely offset by increases at the Networks and Corporate segments. In addition, selling, general and administrative expenses for the three and nine months ended September 30, 2010 included a $58 million reserve reversal at the Networks segment in connection with the resolution of litigation relating to the Winter Sports Teams. The segment variations are discussed in detail in “Business Segment Results.”
     Included in costs of revenues and selling, general and administrative expenses is depreciation expense, which was essentially flat at $168 million and $502 million for the three and nine months ended September 30, 2010, respectively, compared to $169 million and $499 million for the three and nine months ended September 30, 2009, respectively.
     Amortization Expense.  Amortization expense decreased to $54 million and $188 million for the three and nine months ended September 30, 2010, respectively, from $71 million and $214 million for the three and nine months ended September 30, 2009, respectively.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Restructuring Costs.  For the three and nine months ended September 30, 2010, the Company incurred restructuring costs of $29 million and $44 million, respectively, primarily related to various employee terminations and other exit activities, consisting of $5 million at the Networks segment for both the three and nine months ended September 30, 2010, $10 million and $17 million, respectively, at the Filmed Entertainment segment for the three and nine months ended September 30, 2010 and $14 million and $22 million, respectively, at the Publishing segment for the three and nine months ended September 30, 2010.
     For the three and nine months ended September 30, 2009, the Company incurred restructuring costs of $29 million and $92 million, respectively, primarily related to various employee terminations and other exit activities, consisting of $17 million and $85 million, respectively, at the Filmed Entertainment segment for the three and nine months ended September 30, 2009 and $12 million and $7 million, respectively, at the Publishing segment for the three and nine months ended September 30, 2009.
     Operating Income.  Operating Income increased to $1.347 billion for the three months ended September 30, 2010 from $1.240 billion for the three months ended September 30, 2009. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $11 million and $59 million of expense for the three months ended September 30, 2010 and 2009, respectively, Operating Income increased $59 million, primarily reflecting increases at the Networks and Publishing segments, partially offset by a decrease at the Filmed Entertainment segment.
     Operating Income increased to $4.004 billion for the nine months ended September 30, 2010 from $3.265 billion for the nine months ended September 30, 2009. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $29 million of income and $106 million of expense for the nine months ended September 30, 2010 and 2009, respectively, Operating Income increased $604 million, primarily reflecting increases at the Networks and Publishing segments.
     The segment variations are discussed under “Business Segment Results.”
     Interest Expense, Net.  For the three months ended September 30, 2010, interest expense, net, was flat at $299 million as higher average net debt was offset by lower rates. For the nine months ended September 30, 2010, interest expense, net decreased to $895 million from $909 million for the nine months ended September 30, 2009, primarily due to lower rates.
     Other Income (Loss), Net.  Other income (loss), net detail is shown in the table below (millions):

	Three Months Ended		Nine Months Ended
	9/30/10	9/30/09	9/30/10	9/30/09
Investment gains (losses), net	$2	$(25)	$2	$(1)
Amounts related to the separation of TWC	2	4	(5)	6
Costs related to the separation of AOL	-	-	-	(15)
Premiums paid and transaction costs incurred in connection with debt redemptions	(295)	-	(364)	-
Loss from equity method investees	(19)	(14)	(22)	(26)
Other	3	(4)	12	(1)

Other income (loss), net	$(307)	$(39)	$(377)	$(37)

     The changes in other income (loss), net related to investment gains (losses), net, amounts related to the separation of TWC, costs related to the separation of AOL and premiums paid and transaction costs incurred in connection with debt redemptions are discussed under “Significant Transactions and Other Items Affecting Comparability.”
     Income Tax Provision.  Income tax expense from continuing operations decreased to $221 million for the three months ended September 30, 2010 from $320 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, income tax expense from continuing operations increased to $927 million from $846 million for the nine months ended September 30, 2009. The Company’s effective tax rate for continuing operations was 30% and 34% for the three and nine months ended September 30, 2010, respectively, compared to 35% and 36% for the three and nine

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
months ended September 30, 2009, respectively. The decreases in the effective tax rate for the three and nine months ended September 30, 2010 were primarily due to the benefit of valuation allowance releases on tax attributes.
     Income from Continuing Operations.  Income from continuing operations decreased to $520 million for the three months ended September 30, 2010 from $582 million for the three months ended September 30, 2009. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $186 million and $55 million of expense, net for the three months ended September 30, 2010 and 2009, respectively, income from continuing operations increased by $69 million, primarily reflecting higher Operating Income. Basic and diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders were $0.46 for both for the three months ended September 30, 2010 compared to $0.49 for both for the three months ended September 30, 2009.
     Income from continuing operations increased to $1.805 billion for the nine months ended September 30, 2010 from $1.473 billion for the nine months ended September 30, 2009. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $194 million and $64 million of expense, net for the nine months ended September 30, 2010 and 2009, respectively, income from continuing operations increased by $462 million, primarily reflecting higher Operating Income, partially offset by higher income tax expense. Basic and diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders were $1.58 and $1.57, respectively, for the nine months ended September 30, 2010 compared to $1.24 and $1.23, respectively, for the nine months ended September 30, 2009.
     Discontinued Operations, Net of Tax. The financial results for the three and nine months ended September 30, 2009 included the impact of treating the results of operations and financial condition of AOL as discontinued operations, and for the nine months ended September 30, 2009 included the impact of treating the results of operations and financial condition of TWC as discontinued operations. Discontinued operations, net of tax was income of $81 million and $407 million for the three and nine months ended September 30, 2009, respectively. Discontinued operations, net of tax for the nine months ended September 30, 2009 included AOL’s results for the period January 1, 2009 through September 30, 2009 and TWC’s results for the period from January 1, 2009 through March 12, 2009. For additional information, see Note 2 to the accompanying consolidated financial statements.
     Net Income (Loss) Attributable to Noncontrolling Interests.  For the three and nine months ended September 30, 2010, net loss attributable to noncontrolling interests was $2 million and $4 million, respectively. For the three and nine months ended September 30, 2009, net income attributable to noncontrolling interests was $1 million and $34 million, respectively.
     Net Income Attributable to Time Warner Inc. Shareholders.  Net income attributable to Time Warner Inc. shareholders was $522 million and $662 million for the three months ended September 30, 2010 and 2009, respectively. Basic and diluted net income per common share attributable to Time Warner Inc. common shareholders were $0.46 for both for the three months ended September 30, 2010 compared to $0.56 and $0.55, respectively, for the three months ended September 30, 2009.
     Net income attributable to Time Warner Inc. shareholders was $1.809 billion and $1.846 billion for the nine months ended September 30, 2010 and 2009, respectively. Basic and diluted net income per common share attributable to Time Warner Inc. common shareholders were $1.58 and $1.57, respectively, for the nine months ended September 30, 2010 compared to $1.54 for both for the nine months ended September 30, 2009.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Business Segment Results
     Networks.  Revenues and Operating Income of the Networks segment for the three and nine months ended September 30, 2010 and 2009 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/10	9/30/09	% Change	9/30/10	9/30/09	% Change
Revenues:
Subscription	$1,926	$1,774	9%	$5,730	$5,294	8%
Advertising	848	768	10%	2,640	2,367	12%
Content	203	199	2%	673	603	12%
Other	27	14	93%	89	52	71%

Total revenues	3,004	2,755	9%	9,132	8,316	10%
Costs of revenues(a)	(1,285)	(1,208)	6%	(4,053)	(3,846)	5%
Selling, general and administrative(a)	(483)	(477)	1%	(1,530)	(1,420)	8%
Gain on operating assets	-	-	-	59	-	NM
Asset impairments	-	(52)	(100%)	-	(52)	(100%)
Restructuring costs	(5)	-	NM	(5)	-	NM
Depreciation	(86)	(85)	1%	(258)	(252)	2%
Amortization	(7)	(9)	(22%)	(25)	(28)	(11%)

Operating Income	$1,138	$924	23%	$3,320	$2,718	22%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The increase in Subscription revenues for the three and nine months ended September 30, 2010 was comprised of increases in domestic subscription revenues of $107 million and $298 million, respectively, mainly due to higher domestic subscription rates, and increases in international subscription revenues of $45 million and $138 million, respectively, primarily due to international growth, including the consolidation of HBO CE, and, for the nine months ended September 30, 2010, the favorable impact of foreign exchange rates.
     The increase in Advertising revenues for the three and nine months ended September 30, 2010 was due to expansion and growth at Turner’s international networks of $47 million and $136 million, respectively, and growth at Turner’s domestic networks of $33 million and $137 million, respectively, mainly as a result of strong domestic scatter demand and yield management, which was partially offset by the impact of lower audience delivery at Turner’s domestic news networks.
     The increase in Content revenues for the three and nine months ended September 30, 2010 was due primarily to higher sales of HBO’s original programming of $20 million and $55 million, respectively, which for the nine months ended September 30, 2010 included the domestic cable television sale of Entourage, partially offset by the absence in 2010 of a benefit of approximately $25 million in the third quarter of 2009 associated with lower than anticipated home video returns. In addition, the increase in Content revenues for the nine months ended September 30, 2010 reflected higher international licensing revenues at Turner.
     For the three and nine months ended September 30, 2010, Costs of revenues increased 6% and 5%, respectively, and as a percentage of revenues were 43% and 44% for the three and nine months ended September 30, 2010, respectively, compared to 44% and 46% for the three and nine months ended September 30, 2009, respectively. For the three months ended September 30, 2010, programming costs increased 5% to $998 million from $950 million for the three months ended September 30, 2009 and, for the nine months ended September 30, 2010, increased 4% to $3.184 billion from $3.066 billion for the nine months ended September 30, 2009. The increases in programming costs for the three and nine months ended September 30, 2010 were due primarily to higher original programming costs. The increases in Costs of revenues for

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
the three and nine months ended September 30, 2010 also reflected higher operating costs of $29 million and $89 million, respectively, primarily related to international expansion.
     For the three and nine months ended September 30, 2010, selling, general and administrative expenses increased due primarily to higher marketing expenses, merit-based increases in compensation and higher overhead expenses, partially offset by a $58 million reserve reversal in connection with the resolution of litigation relating to the sale of the Winter Sports Teams.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the nine months ended September 30, 2010 included a $59 million gain that was recognized upon the acquisition of the controlling interest in HBO CE, reflecting the excess of the fair value over the Company’s carrying costs of its original investment in HBO CE. The results for the three and nine months ended September 30, 2009 included a $52 million noncash impairment of intangible assets related to Turner’s interest in a general entertainment network in India. In addition, the results for the three and nine months ended September 30, 2010 included $5 million of restructuring costs, primarily related to headcount reductions.
     Operating Income for the three and nine months ended September 30, 2010 increased primarily due to the increase in revenues, the $58 million reserve reversal in connection with the resolution of litigation related to the sale of the Winter Sports Teams and the absence in 2010 of the $52 million noncash impairment of intangible assets, partially offset by higher costs of revenues and higher selling, general and administrative expenses. Operating Income for the nine months ended September 30, 2010 also benefited from the $59 million gain relating to HBO CE.
     Filmed Entertainment.  Revenues and Operating Income of the Filmed Entertainment segment for three and nine months ended September 30, 2010 and 2009 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/10	9/30/09	% Change	9/30/10	9/30/09	% Change
Revenues:
Subscription	$19	$12	58%	$44	$31	42%
Advertising	21	18	17%	51	52	(2%)
Content	2,704	2,716	-	7,804	7,526	4%
Other	32	34	(6%)	87	137	(36%)

Total revenues	2,776	2,780	-	7,986	7,746	3%
Costs of revenues(a)	(2,079)	(1,963)	6%	(5,787)	(5,480)	6%
Selling, general and administrative(a)	(394)	(415)	(5%)	(1,228)	(1,225)	-
Loss on operating assets	-	-	-	-	(33)	(100%)
Asset impairments	(9)	-	NM	(9)	-	NM
Restructuring costs	(10)	(17)	(41%)	(17)	(85)	(80%)
Depreciation	(47)	(43)	9%	(134)	(124)	8%
Amortization	(37)	(51)	(27%)	(131)	(151)	(13%)

Operating Income	$200	$291	(31%)	$680	$648	5%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Content revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three and nine months ended September 30, 2010 and 2009 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/10	9/30/09	% Change	9/30/10	9/30/09	% Change
Theatrical product:
Theatrical film	$518	$774	(33%)	$1,485	$1,645	(10%)
Home video and electronic delivery	534	549	(3%)	1,780	1,607	11%
Television licensing	424	353	20%	1,223	1,084	13%
Consumer products and other	26	32	(19%)	74	79	(6%)

Total theatrical product	1,502	1,708	(12%)	4,562	4,415	3%

Television product:
Television licensing	780	543	44%	2,147	1,954	10%
Home video and electronic delivery	215	196	10%	501	514	(3%)
Consumer products and other	42	40	5%	145	151	(4%)

Total television product	1,037	779	33%	2,793	2,619	7%

Other	165	229	(28%)	449	492	(9%)

Total Content revenues	$2,704	$2,716	(0%)	$7,804	$7,526	4%

     Content revenues for the three months ended September 30, 2010 included the negative impact of foreign exchange rates on many of the segment’s international operations. For the nine months ended September 30, 2010, Content revenues included the positive impact of foreign exchange rates on many of the segment’s international operations.
     Theatrical film revenues for the three months ended September 30, 2010, which included the releases of Inception and Cats & Dogs: The Revenge of Kitty Galore, decreased compared to revenues for the three months ended September 30, 2009, which included the releases of Harry Potter and the Half-Blood Prince and The Final Destination as well as carryover revenues from The Hangover. Theatrical film revenues for the nine months ended September 30, 2010, which also included revenues from Clash of the Titans, Sex and the City 2 and Valentine’s Day and carryover revenues from Sherlock Holmes and The Blind Side, decreased compared to revenues for the nine months ended September 30, 2009, which also included revenues from Terminator Salvation, Watchmen and He’s Just Not That Into You and carryover revenues from Gran Torino and The Curious Case of Benjamin Button.
     Theatrical product revenues from home video and electronic delivery decreased for the three months ended September 30, 2010 due primarily to lower catalog sales. For the nine months ended September 30, 2010, theatrical product revenues from home video and electronic delivery increased due primarily to the quantity and performance of first quarter 2010 releases, partially offset by lower home video catalog sales due primarily to the effect of improved home video catalog returns in the second quarter of 2009. Significant titles in 2010 included The Blind Side, Sherlock Holmes, Clash of the Titans and The Book of Eli, compared to 2009, which included Gran Torino, Yes Man, Body of Lies and Watchmen. Theatrical product revenues from television licensing increased for the three and nine months ended September 30, 2010 due primarily to the quantity and mix of availabilities.
     The increase in television product licensing fees for the three months ended September 30, 2010 was due primarily to the off-network availabilities of Two and a Half Men and The New Adventures of Old Christine and increased revenues from new series. For the nine months ended September 30, 2010, the increase in television product licensing fees also reflected the initial off-network availability of The Closer, partially offset by the 2009 conclusion of several series with high licensing fees, including Without a Trace and ER. The increase in television product revenues from home video and

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
electronic delivery for the three months ended September 30, 2010 primarily resulted from a distribution agreement that the Company entered into in the third quarter of 2010 relating to a slate of catalog TV shows, including Nip/Tuck and several series with a limited number of episodes. For the nine months ended September 30, 2010, the decrease in television product revenues from home video and electronic delivery primarily resulted from lower sales of older series, partially offset by the effect of the distribution agreement that the Company entered into in the third quarter of 2010.
     Other content revenues for the three and nine months ended September 30, 2010, which included revenues from the second quarter 2010 interactive video game release of LEGO Harry Potter: Years 1-4, decreased compared to revenues for the three and nine months ended September 30, 2009, which included revenues from the third quarter 2009 interactive video game release of Batman: Arkham Asylum.
     The increase in costs of revenues for the three and nine months ended September 30, 2010 resulted primarily from higher film costs due mainly to higher television product costs and higher advertising and print costs due mainly to the quantity and mix of films released, including a higher number of films released internationally. Film costs increased to $1.264 billion and $3.568 billion for the three and nine months ended September 30, 2010, respectively, from $1.192 billion and $3.473 billion for the three and nine months ended September 30, 2009, respectively. Included in film costs are net theatrical film valuation adjustments, which were $29 million for both the three and nine months ended September 30, 2010 compared to a reversal of $12 million and net theatrical film valuation adjustments of $39 million for the three and nine months ended September 30, 2009, respectively. Costs of revenues as a percentage of revenues were 75% and 72% for the three and nine months ended September 30, 2010, respectively, compared to 71% for both the three and nine months ended September 30, 2009. This percentage varies from period to period based on the quantity, mix and timing of theatrical releases and television availabilities.
     The decrease in selling, general and administrative expenses for the three months ended September 30, 2010 was primarily due to lower distribution expenses and lower bad debt expenses. For the nine months ended September 30, 2010, selling, general and administrative expenses were essentially flat as merit-based increases in compensation were largely offset by lower bad debt expenses and lower distribution expenses.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and nine months ended September 30, 2010 included a $9 million noncash impairment of intangible assets related to the termination of a games licensing relationship. The results for the nine months ended September 30, 2009 included a $33 million loss on the sale of Warner Bros.’ Italian cinema assets. In addition, the results for the three and nine months ended September 30, 2010 included $10 million and $17 million of restructuring costs, respectively, and the results for the three and nine months ended September 30, 2009 included $17 million and $85 million, respectively, of restructuring costs, primarily relating to headcount reductions and the outsourcing of certain functions.
     The decrease in Operating Income for the three months ended September 30, 2010 was primarily due to higher costs of revenues. The increase in Operating Income for the nine months ended September 30, 2010, was primarily due to higher revenues, lower restructuring costs and the absence in 2010 of the $33 million loss on the sale of Warner Bros.’ Italian cinema assets, partially offset by higher costs of revenues and the effect of improved home video catalog returns in 2009 of approximately $30 million.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Publishing.  Revenues and Operating Income of the Publishing segment for the three and nine months ended September 30, 2010 and 2009 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/10	9/30/09	% Change	9/30/10	9/30/09	% Change
Revenues:
Subscription	$318	$333	(5%)	$951	$959	(1%)
Advertising	478	456	5%	1,382	1,321	5%
Content	14	22	(36%)	44	53	(17%)
Other	91	103	(12%)	242	302	(20%)

Total revenues	901	914	(1%)	2,619	2,635	(1%)
Costs of revenues(a)	(340)	(363)	(6%)	(990)	(1,045)	(5%)
Selling, general and administrative(a)	(370)	(400)	(8%)	(1,149)	(1,288)	(11%)
Restructuring costs	(14)	(12)	17%	(22)	(7)	214%
Depreciation	(26)	(31)	(16%)	(82)	(93)	(12%)
Amortization	(10)	(11)	(9%)	(32)	(35)	(9%)

Operating Income	$141	$97	45%	$344	$167	106%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Subscription revenues decreased for the three and nine months ended September 30, 2010 primarily due to declines in domestic subscription revenues of $7 million and $12 million, respectively, and, for the three months ended September 30, 2010, a $6 million decrease in international revenues mainly at IPC, resulting primarily from the negative impact of foreign exchange rates, as well as lower domestic newsstand revenues.
     Advertising revenues increased for the three and nine months ended September 30, 2010 primarily due to increases in domestic print advertising revenues of $9 million and $35 million, respectively, due to improvements in domestic print advertising pages sold, partially offset by lower average advertising rates per page, and increases in digital advertising revenues of $12 million and $33 million, respectively.
     The decrease in Other revenues for the three and nine months ended September 30, 2010 is due primarily to the sale of Southern Living At Home in the third quarter of 2009 and declines at other non-magazine businesses, including Synapse and, for the nine months ended September 30, 2010, QSP.
     Costs of revenues decreased 6% and 5% for the three and nine months ended September 30, 2010, respectively, and as a percentage of revenues, were 38% for both the three and nine months ended September 30, 2010 compared to 40% for both the three and nine months ended September 30, 2009. Costs of revenues for the magazine and digital businesses include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased 3% to $298 million for the three months ended September 30, 2010 from $308 million for the three months ended September 30, 2009 and decreased 3% to $879 million for the nine months ended September 30, 2010 from $903 million for the nine months ended September 30, 2009, primarily due to lower paper costs associated with a decline in paper prices and cost savings initiatives. In addition, for the three and nine months ended September 30, 2010, costs of revenues declined at the non-magazine businesses primarily as a result of lower revenues and the sale of Southern Living At Home.
     Selling, general and administrative expenses for the three and nine months ended September 30, 2010 decreased due primarily to lower marketing expenses, lower pension expenses, the sale of Southern Living At Home and cost savings resulting from Time Inc.’s fourth quarter 2009 restructuring activities. In addition, for the nine months ended September 30, 2010, selling, general and administrative expenses decreased due to the absence of an $18 million prior year bad debt reserve related to a newsstand wholesaler.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The results for the three and nine months ended September 30, 2010 included restructuring costs of $14 million and $22 million, respectively, as compared to restructuring costs for the three and nine months ended September 30, 2009 of $12 million and $7 million, respectively.
     Operating Income for the three and nine months ended September 30, 2010 increased due primarily to decreases in selling, general and administrative expenses and costs of revenues.
     Corporate.  Operating Loss of the Corporate segment for the three and nine months ended September 30, 2010 and 2009 is as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/10	9/30/09	% Change	9/30/10	9/30/09	% Change
Selling, general and administrative(a)	$(77)	$(76)	1%	$(256)	$(238)	8%
Depreciation	(9)	(10)	(10%)	(28)	(30)	(7%)

Operating Loss	$(86)	$(86)	-	$(284)	$(268)	6%

(a)	Selling, general and administrative expenses exclude depreciation.
     For the three months ended September 30, 2010, Operating Loss was flat compared to the prior year, mainly reflecting an adjustment to a lease exit accrual, merit-based increases in compensation and severance charges, offset by lower pension expenses and lower legal and other professional fees related to the defense of former employees in various lawsuits. For the nine months ended September 30, 2010, Operating Loss increased compared to the prior year, due primarily to merit-based increases in compensation, severance charges and the adjustment to the lease exit accrual, partially offset by lower pension expenses.
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments, the remainder of the $3 billion common stock repurchase program and scheduled debt repayments. Time Warner’s sources of cash include cash provided by operations, cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at September 30, 2010 was $10.980 billion, which includes $4.009 billion of cash and equivalents.
Current Financial Condition
     At September 30, 2010, Time Warner had $16.557 billion of debt, $4.009 billion of cash and equivalents (net debt, defined as total debt less cash and equivalents, of $12.548 billion) and $33.009 billion of shareholders’ equity, compared to $16.208 billion of debt, $4.733 billion of cash and equivalents (net debt of $11.475 billion) and $33.396 billion of shareholders’ equity at December 31, 2009.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The following table shows the significant items contributing to the increase in consolidated net debt from December 31, 2009 to September 30, 2010 (millions):

Balance at December 31, 2009	$11,475
Cash provided by operations from continuing operations	(2,319)
Cash used by discontinued operations	23
Capital expenditures	337
Dividends paid to common stockholders	733
Investments and acquisitions, net(a)	605
Proceeds from the sale of investments	(116)
Repurchases of common stock(b)	1,516
All other, net(c)	294

Balance at September 30, 2010	$12,548

(a)	Refer to “Investing Activities” below for further detail.

(b)	Refer to “Financing Activities” below for further detail.

(c)	Includes premiums and transaction costs paid in connection with debt redemptions.
     On January 28, 2010, Time Warner’s Board of Directors increased the amount remaining on its common stock repurchase program to $3.0 billion for purchases beginning January 1, 2010. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2010 through October 29, 2010, the Company repurchased approximately 54 million shares of common stock for approximately $1.7 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
Cash Flows
     Cash and equivalents decreased by $724 million, including $23 million of cash used by discontinued operations, for the nine months ended September 30, 2010 and increased by $5.891 billion, including $623 million of cash provided by discontinued operations, for the nine months ended September 30, 2009. Components of these changes are discussed below in more detail.
Operating Activities from Continuing Operations
     Details of cash provided by operations from continuing operations are as follows (millions):

	Nine Months Ended
	9/30/10	9/30/09
Operating Income	$4,004	$3,265
Depreciation and amortization	690	713
(Gain) loss on operating assets	(59)	33
Noncash asset impairments	9	52
Net interest payments(a)	(743)	(680)
Net income taxes paid(b)	(851)	(594)
Noncash equity-based compensation	163	140
Restructuring payments, net of accruals	(84)	(77)
Amounts paid to settle litigation	(250)	-
All other, net, including working capital changes	(560)	(97)

Cash provided by operations from continuing operations	$2,319	$2,755

(a)	Includes interest income received of $19 million and $31 million for the nine months ended September 30, 2010 and 2009, respectively.

(b)
Includes income tax refunds received of $80 million and $67 million for the nine months ended September 30, 2010 and 2009, respectively, as well as aggregate income tax sharing payments to TWC of $87 million for the nine months ended September 30, 2010 and net receipts from TWC and AOL of $155 million for the nine months ended September 30, 2009.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Cash provided by operations from continuing operations decreased to $2.319 billion for the nine months ended September 30, 2010 from $2.755 billion for the nine months ended September 30, 2009. The decrease in cash provided by operations from continuing operations was related primarily to cash used by working capital, higher income taxes paid, amounts paid to settle litigation, higher interest payments and losses on operating assets, partially offset by an increase in Operating Income. Working capital is subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items.
Investing Activities from Continuing Operations
     Details of cash provided (used) by investing activities from continuing operations are as follows (millions):

	Nine Months Ended
	9/30/10	9/30/09
Investments in available-for-sale securities	$(13)	$(4)
Investments and acquisitions, net of cash acquired:
HBO LAG	(217)	-
HBO CE	(136)	-
Repurchase of Google Inc.’s 5% Interest in AOL	-	(283)
Central European Media Enterprises Ltd.	-	(244)
All other	(239)	(173)
Capital expenditures	(337)	(351)
Proceeds from the TWC Special Dividend	-	9,253
Proceeds from the sale of available-for-sale securities	-	50
All other investment and sale proceeds	116	174

Cash provided (used) by investing activities from continuing operations	$(826)	$8,422

     Cash used by investing activities from continuing operations was $826 million for the nine months ended September 30, 2010 compared to cash provided by investing activities from continuing operations of $8.422 billion for the nine months ended September 30, 2009. The change in cash provided (used) by investing activities from continuing operations was primarily due to the Company’s receipt of $9.253 billion on March 12, 2009 as its portion of the payment by TWC of the special cash dividend of $10.27 per share to all holders of TWC Class A Common Stock and TWC Class B Common Stock as of the close of business on March 11, 2009 (the “Special Dividend”) in connection with the separation of TWC from the Company.
Financing Activities from Continuing Operations
     Details of cash used by financing activities from continuing operations are as follows (millions):

	Nine Months Ended
	9/30/10	9/30/09
Borrowings(a)	$5,220	$3,542
Debt repayments(a)	(4,856)	(8,046)
Proceeds from the exercise of stock options	85	23
Excess tax benefit on stock options	5	-
Principal payments on capital leases	(11)	(14)
Repurchases of common stock	(1,516)	(676)
Dividends paid	(733)	(676)
Other financing activities	(388)	(62)

Cash used by financing activities from continuing operations	$(2,194)	$(5,909)

(a)	For the nine months ended September 30, 2009, the Company reflects borrowings under its bank credit agreements on a gross basis in the accompanying consolidated statement of cash flows.
     Cash used by financing activities from continuing operations decreased to $2.194 billion for the nine months ended September 30, 2010 from $5.909 billion for the nine months ended September 30, 2009. The decrease in cash used by

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
financing activities from continuing operations was primarily due to a decrease in debt repayments and an increase in borrowings, partially offset by an increase in repurchases of common stock made in connection with the Company’s common stock repurchase program. Other financing activities include the premiums and transaction costs paid in connection with the 2010 Debt Redemptions.
Cash Flows from Discontinued Operations
     Cash used by discontinued operations was $23 million for the nine months ended September 30, 2010 as compared to cash provided by discontinued operations of $623 million for the nine months ended September 30, 2009, which primarily reflected the cash activity of AOL.
Outstanding Debt and Other Financing Arrangements
Outstanding Debt and Committed Financial Capacity
     At September 30, 2010, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $27.607 billion. Of this committed capacity, $10.980 billion was unused and $16.557 billion was outstanding as debt. At September 30, 2010, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

				Unused
	Committed	Letters of	Outstanding	committed
	Capacity(a)	Credit(b)	Debt(c)	capacity
Cash and equivalents	$4,009	$-	$-	$4,009
Revolving bank credit agreement and commercial paper program	6,900	57	-	6,843
Fixed-rate public debt	16,274	-	16,274	-
Other obligations(d)(e)	424	13	283	128

Total	$27,607	$70	$16,557	$10,980

(a)
The revolving bank credit agreement, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The maturity profile of the Company’s outstanding debt and other financing arrangements is relatively long-term, with a weighted average maturity of 15.0 years as of September 30, 2010.

(b)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.

(c)
Represents principal amounts adjusted for premiums and discounts. At September 30, 2010, the Company’s public debt matures as follows: $0 in 2011, $638 million in 2012, $732 million in 2013, $0 in 2014, $1.000 billion in 2015 and $14.031 billion thereafter.

(d)	Includes committed financings by subsidiaries under local bank credit agreements.

(e)	Includes $34 million of debt due within the next twelve months that relates to capital lease and other obligations.
2010 Debt Transactions
     On March 3, 2010, Time Warner filed a shelf registration statement with the Securities and Exchange Commission that allows it to offer and sell from time to time debt securities, preferred stock, common stock and warrants to purchase debt and equity securities. As summarized below, during 2010, the Company entered into a series of transactions to capitalize on the historically low interest rate environment and extend the maturities of its public debt.
     On March 11, 2010, Time Warner issued $2.0 billion aggregate principal amount of debt securities from the shelf registration statement, consisting of $1.4 billion aggregate principal amount of 4.875% Notes due 2020 and $600 million aggregate principal amount of 6.200% Debentures due 2040 (the “March 2010 Debt Offering”). On July 14, 2010, Time Warner issued $3.0 billion aggregate principal amount of debt securities from the shelf registration statement, consisting of $1.0 billion aggregate principal amount of 3.15% Notes due 2015, $1.0 billion aggregate principal amount of 4.70% Notes due 2021 and $1.0 billion aggregate principal amount of 6.10% Debentures due 2040 (the “July 2010 Debt Offering” and, together with the March 2010 Debt Offering, the “2010 Debt Offerings”). The securities issued pursuant to the 2010 Debt Offerings are guaranteed, on an unsecured basis, by Historic TW. In addition, Turner and HBO have guaranteed, on an

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
unsecured basis, Historic TW’s guarantee of the securities. The net proceeds to the Company from the 2010 Debt Offerings were $4.963 billion, after deducting underwriting discounts, and the net proceeds were used in connection with the 2010 Debt Redemptions and the Securitization Repayment, as defined below.
     During the three months ended September 30, 2010, the Company repurchased and redeemed all $1.0 billion aggregate principal amount of the 5.50% Notes due 2011 of Time Warner, $1.362 billion aggregate principal amount of the outstanding 6.875% Notes due 2012 of Time Warner and $568 million aggregate principal amount of the outstanding 9.125% Debentures due 2013 of Historic TW (as successor by merger to Time Warner Companies, Inc.). In addition, during the nine months ended September 30, 2010, the Company repurchased and redeemed all $1.0 billion aggregate principal amount of the 6.75% Notes due 2011 of Time Warner. The premiums paid and transaction costs incurred in connection with the 2010 Debt Redemptions were $295 million and $364 million for the three and nine months ended September 30, 2010, respectively, and were reflected in other income (loss), net in the Company’s consolidated statement of operations and were included in significant transactions and other items affecting comparability.
     During the first quarter of 2010, the Company repaid the $805 million outstanding under the Company’s two accounts receivable securitization facilities (the “Securitization Repayment”). The Company terminated the two accounts receivable securitization facilities on March 19, 2010 and March 24, 2010, respectively.
Programming Licensing Backlog
     Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $5.1 billion and $4.5 billion at September 30, 2010 and December 31, 2009, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment in the amount of $1.2 billion and $1.1 billion at September 30, 2010 and December 31, 2009, respectively.
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
     This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this document include, but are not limited to, statements regarding the adequacy of the Company’s liquidity to meet its needs for the foreseeable future, the expected decline in the number of HBO’s domestic subscribers, the impact of plan amendments on employee benefit plan expenses, the impact of restructuring activities in 2010 and the Company’s international expansion plans.
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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
•	competitive pressures, including as a result of audience fragmentation and changes in technology;

•	the popularity of the Company’s content;

•	piracy and the Company’s ability to protect its content and intellectual property rights;

•
lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments, which could result in Time Warner’s inability to realize the value of recorded intangible assets and goodwill at those segments;

•	the Company’s ability to deal effectively with an economic slowdown or other economic or market difficulty;

•	decreased liquidity in the capital markets, including any reduction in the Company’s ability to access the capital markets for debt securities or obtain bank financings on acceptable terms;

•	the effects of any significant acquisitions, dispositions and other similar transactions by the Company;

•	the failure to meet earnings expectations;

•	the adequacy of the Company’s risk management framework;

•	changes in applicable accounting policies;

•	the impact of terrorist acts, hostilities, natural disasters and pandemic viruses;

•	changes in federal communication laws and regulations;

•	changes in tax laws; and

•	the other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited; millions, except share amounts)

	September 30,	December 31,
	2010	2009

ASSETS
Current assets
Cash and equivalents	$4,009	$4,733
Receivables, less allowances of $1,739 and $2,247	5,309	5,070
Securitized receivables	-	805
Inventories	1,945	1,769
Deferred income taxes	541	670
Prepaid expenses and other current assets	530	645

Total current assets	12,334	13,692

Noncurrent inventories and film costs	5,938	5,754
Investments, including available-for-sale securities	1,656	1,542
Property, plant and equipment, net	3,760	3,922
Intangible assets subject to amortization, net	2,500	2,676
Intangible assets not subject to amortization	7,775	7,734
Goodwill	29,826	29,639
Other assets	1,431	1,100

Total assets	$65,220	$66,059

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,934	$7,807
Deferred revenue	815	781
Debt due within one year	34	57
Non-recourse debt	-	805
Current liabilities of discontinued operations	-	23

Total current liabilities	7,783	9,473

Long-term debt	16,523	15,346
Deferred income taxes	1,659	1,607
Deferred revenue	294	269
Other noncurrent liabilities	5,947	5,967
Commitments and Contingencies (Note 13)

Equity
Common stock, $0.01 par value, 1.640 billion and 1.634 billion shares issued and 1.114 billion and 1.157 billion shares outstanding	16	16
Paid-in-capital	157,473	158,129
Treasury stock, at cost (526 million and 477 million shares)	(28,534)	(27,034)
Accumulated other comprehensive loss, net	(620)	(580)
Accumulated deficit	(95,326)	(97,135)

Total Time Warner Inc. shareholders’ equity	33,009	33,396
Noncontrolling interests	5	1

Total equity	33,014	33,397

Total liabilities and equity	$65,220	$66,059

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited; millions, except per share amounts)

	Three Months Ended		Nine Months Ended

	9/30/10	9/30/09	9/30/10	9/30/09

Revenues	$6,377	$6,262	$19,076	$18,178
Costs of revenues	(3,529)	(3,419)	(10,481)	(10,111)
Selling, general and administrative	(1,409)	(1,451)	(4,409)	(4,411)
Amortization of intangible assets	(54)	(71)	(188)	(214)
Restructuring costs	(29)	(29)	(44)	(92)
Asset impairments	(9)	(52)	(9)	(52)
Gain (loss) on operating assets	-	-	59	(33)

Operating income	1,347	1,240	4,004	3,265
Interest expense, net	(299)	(299)	(895)	(909)
Other income (loss), net	(307)	(39)	(377)	(37)

Income from continuing operations before income taxes	741	902	2,732	2,319
Income tax provision	(221)	(320)	(927)	(846)

Income from continuing operations	520	582	1,805	1,473
Discontinued operations, net of tax	-	81	-	407

Net income	520	663	1,805	1,880
Less Net (income) loss attributable to noncontrolling interests	2	(1)	4	(34)

Net income attributable to Time Warner Inc. shareholders	$522	$662	$1,809	$1,846

Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$522	$581	$1,809	$1,478
Discontinued operations, net of tax	-	81	-	368

Net income	$522	$662	$1,809	$1,846

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$0.46	$0.49	$1.58	$1.24
Discontinued operations	-	0.07	-	0.30

Basic net income per common share	$0.46	$0.56	$1.58	$1.54

Average basic common shares outstanding	1,121.0	1,179.9	1,135.8	1,190.4

Diluted income per common share from continuing operations	$0.46	$0.49	$1.57	$1.23
Discontinued operations	-	0.06	-	0.31

Diluted net income per common share	$0.46	$0.55	$1.57	$1.54

Average diluted common shares outstanding	1,138.0	1,193.3	1,152.4	1,199.7

Cash dividends declared per share of common stock	$0.2125	$0.1875	$0.6375	$0.5625

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30,
(Unaudited; millions)

	2010	2009

OPERATIONS
Net income	$1,805	$1,880
Less Discontinued operations, net of tax	-	407

Net income from continuing operations	1,805	1,473
Adjustments for noncash and nonoperating items:
Depreciation and amortization	690	713
Amortization of film and television costs	4,670	4,652
Asset impairments	9	52
(Gain) loss on investments and other assets, net	(1)	25
Equity in losses of investee companies, net of cash distributions	62	55
Equity-based compensation	163	140
Deferred income taxes	(31)	156
Changes in operating assets and liabilities, net of acquisitions	(5,048)	(4,511)

Cash provided by operations from continuing operations	2,319	2,755

INVESTING ACTIVITIES
Investments in available-for-sale securities	(13)	(4)
Investments and acquisitions, net of cash acquired	(592)	(700)
Capital expenditures	(337)	(351)
Investment proceeds from available-for-sale securities	-	50
Proceeds from the Special Dividend paid by Time Warner Cable Inc.	-	9,253
Other investment proceeds	116	174

Cash provided (used) by investing activities from continuing operations	(826)	8,422

FINANCING ACTIVITIES
Borrowings	5,220	3,542
Debt repayments	(4,856)	(8,046)
Proceeds from exercise of stock options	85	23
Excess tax benefit on stock options	5	-
Principal payments on capital leases	(11)	(14)
Repurchases of common stock	(1,516)	(676)
Dividends paid	(733)	(676)
Other financing activities	(388)	(62)

Cash used by financing activities from continuing operations	(2,194)	(5,909)

Cash provided (used) by continuing operations	(701)	5,268

Cash provided (used) by operations from discontinued operations	(23)	1,291

Cash used by investing activities from discontinued operations	-	(741)

Cash used by financing activities from discontinued operations	-	(5,247)

Effect of change in cash and equivalents of discontinued operations	-	5,320

Cash provided (used) by discontinued operations	(23)	623

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(724)	5,891
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	4,733	1,082

CASH AND EQUIVALENTS AT END OF PERIOD	$4,009	$6,973

TIME WARNER INC.
CONSOLIDATED STATEMENT OF EQUITY
Nine Months Ended September 30,
(Unaudited; millions)

	2010			2009

	Time Warner	Noncontrolling		Time Warner	Noncontrolling
	Shareholders	Interests	Total Equity	Shareholders	Interests	Total Equity

BALANCE AT BEGINNING OF PERIOD	$33,396	$1	$33,397	$42,292	$3,035	$45,327
Net income	1,809	(4)	1,805	1,846	34	1,880
Other comprehensive income	(40)	-	(40)	239	-	239

Comprehensive income	1,769	(4)	1,765	2,085	34	2,119
Cash dividends	(733)	-	(733)	(676)	-	(676)
Common stock repurchases	(1,500)	-	(1,500)	(699)	-	(699)
Time Warner Cable Inc. Special Dividend	-	-	-	-	(1,603)	(1,603)
Time Warner Cable Inc. Spin-off	-	-	-	(6,822)	(1,167)	(7,989)
Repurchase of Google’s interest in AOL	-	-	-	9	(292)	(283)
Other	77	8	85	(38)	(5)	(43)

BALANCE AT END OF PERIOD	$33,009	$5	$33,014	$36,151	$2	$36,153

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
Basis of Presentation
Interim Financial Statements
     The consolidated financial statements are unaudited; however, in the opinion of management, they contain all of the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited recast consolidated financial statements of Time Warner as of December 31, 2009 and 2008 and for each year in the three-year period ended December 31, 2009, including the accompanying supplementary information and schedule, and the related Management’s Discussion and Analysis of Results of Operations and Financial Condition filed as an exhibit to the Company’s Current Report on Form 8-K dated May 14, 2010 and filed with the Securities and Exchange Commission (the “SEC”) on July 7, 2010 (the “July 2010 8-K”). The recast financial information included in the July 2010 8-K reflects the retrospective adoption of amendments to accounting guidance pertaining to the accounting for transfers of financial assets and variable interest entities (“VIEs”) as described below.
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
     Significant estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, film costs amortization, home video and magazine returns, business combinations, pension and other postretirement benefits, equity-based compensation, income taxes, contingencies, litigation matters, certain programming arrangements and the determination of whether the Company is the primary beneficiary of entities in which it holds variable interests.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     The Company’s investments in entities determined to be VIEs principally consist of certain investments at its Networks segment, primarily HBO Asia, HBO South Asia and HBO Latin America Group (“HBO LAG”), which operate multi channel pay-television programming services. As of September 30, 2010, the Company held an 80% economic interest in HBO Asia, a 75% economic interest in HBO South Asia and an approximate 80% economic interest in HBO LAG. The Company previously consolidated these entities; however, as a result of adopting this guidance, because voting control is shared with the other partners in each of the three entities, the Company determined that it is no longer the primary beneficiary of these entities and effective January 1, 2010 accounts for these investments using the equity method. As of September 30, 2010 and December 31, 2009, the Company’s aggregate investment in these three entities was $589 million and $362 million, respectively, and recorded in investments, including available-for-sale securities, in the consolidated balance sheet.
     The Company provides programming as well as certain services, including distribution, licensing, technological and administrative support, to HBO Asia, HBO South Asia and HBO LAG. These investments are intended to enable the Company to more broadly leverage its programming and digital strategy in the territories served and to capitalize on the growing multi channel television market in such territories. These entities are financed substantially through cash flows from their operations, and the Company is not obligated to provide them with any additional financial support. In addition, the assets of these entities are not available to settle obligations of the Company.
     The adoption of this guidance with respect to these entities resulted in an increase (decrease) to revenues, operating income and net income attributable to Time Warner Inc. shareholders of $(104) million, $(14) million and $1 million, respectively, for the three months ended September 30, 2009 and $(287) million, $(55) million and $5 million, respectively, for the nine months ended September 30, 2009. The impact on the consolidated balance sheet as of December 31, 2009 and consolidated statement of cash flows for the nine months ended September 30, 2009 was not material.
     The Company also held variable interests in two wholly owned SPEs through which the activities of its accounts receivable securitization facilities were conducted. The Company determined it was the primary beneficiary of these entities because of its ability to direct the key activities of the SPEs that most significantly impact their economic performance. Accordingly, as a result of adopting this guidance, the Company consolidated these SPEs, which resulted in an increase to securitized receivables and non-recourse debt of $805 million as of December 31, 2009. In addition, for the nine months ended September 30, 2009, cash provided by operations increased by $33 million, with an offsetting decrease to cash used by financing activities. The impact on the consolidated statement of operations was not material. During the first quarter of 2010, the Company repaid the $805 million outstanding under these facilities and terminated the two facilities on March 19, 2010 and on March 24, 2010, respectively.
Accounting for Collaborative Arrangements
     The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute theatrical productions. For the three months ended September 30, 2010 and 2009, net participation costs of $138 million and $43 million, respectively, were recorded in costs of revenues and net amounts received from collaborators for which capitalized film costs were reduced was $76 million and $2 million, respectively. For the nine months ended September 30, 2010 and 2009, net participation costs of $348 million and $220 million, respectively, were recorded in costs of revenues, and net amounts received from collaborators for which capitalized film costs were reduced were $304 million and $144 million, respectively. As of September 30, 2010 and December 31, 2009, the net amounts due

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
to collaborators for their respective shares of participations were $300 million and $332 million, respectively, and were recorded in participations payable in the consolidated balance sheet.
2.  BUSINESS ACQUISITIONS AND DISPOSITIONS
HBO LAG
     On March 9, 2010, Home Box Office, Inc. (“HBO”) purchased additional interests in HBO LAG for $217 million in cash, which resulted in HBO owning 80% of the equity interests of HBO LAG. HBO LAG is considered a VIE and, because voting control of the entity is shared equally with another investor, the Company has determined it is not the primary beneficiary of this entity. Accordingly, HBO accounts for this investment under the equity method of accounting.
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
Summary of Discontinued Operations
     During 2009, the Company completed the legal and structural separations of Time Warner Cable Inc. (“TWC”) and AOL Inc. (“AOL”). With the completion of these separations, the Company disposed of its Cable and AOL segments in their entirety and ceased to consolidate their financial condition and results of operations in its consolidated financial statements. Discontinued operations include TWC’s results for the period from January 1, 2009 through March 12, 2009 and AOL’s results for the period from January 1, 2009 through September 30, 2009.
     Financial data for the discontinued operations is as follows (millions, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	9/30/09	9/30/09

Total revenues	$777	$5,891

Pretax income	157	734
Income tax provision	(76)	(327)

Net income	$81	$407

Net income attributable to Time Warner Inc. shareholders	$81	$368

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income per common share	$0.07	$0.30

Diluted net income per common share	$0.06	$0.31

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3.  INVENTORIES AND FILM COSTS
     Inventories and film costs consist of (millions):

	September 30,	December 31,
	2010	2009
Inventories:
Programming costs, less amortization	$3,405	$3,269
DVDs, books, paper and other merchandise	379	332

Total inventories	3,784	3,601
Less: current portion of inventory	(1,945)	(1,769)

Total noncurrent inventories	1,839	1,832

Film costs — Theatrical:(a)
Released, less amortization	599	575
Completed and not released	608	282
In production	1,039	1,228
Development and pre-production	126	157

Film costs — Television:(a)
Released, less amortization	920	779
Completed and not released	295	482
In production	504	413
Development and pre-production	8	6

Total film costs	4,099	3,922

Total noncurrent inventories and film costs	$5,938	$5,754

(a)
Does not include $1.547 billion and $1.764 billion of net film library costs as of September 30, 2010 and December 31, 2009, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheet.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4.  FAIR VALUE MEASUREMENTS
     A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2010 (millions):

	Fair Value Measurements as of September 30, 2010 Using
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Trading securities:
Diversified Equity securities	$241	$237	$4	$-
Available-for-sale securities:
Equity securities	11	11	-	-
Debt securities	33	-	33	-
Derivatives:
Foreign Exchange Contracts	33	-	33	-
Other	24	4	-	20
Liabilities:
Derivatives:
Foreign Exchange Contracts	(17)	-	(17)	-
Other	(61)	-	-	(61)

Total	$264	$252	$53	$(41)

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following table reconciles the beginning and ending balances of assets and liabilities classified as Level 3 and identifies the net income (losses) the Company recognized during the nine months ended September 30, 2010 on such assets and liabilities that were included in the balance as of September 30, 2010 (millions):

Derivatives

Balance as of January 1, 2010	$20
Total gains (losses):
Included in operating income	3
Included in other income (loss), net	(2)
Included in other comprehensive income	-
Settlements	(7)
Issuances	(55)
Transfers in and/or out of Level 3	-

Balance as of September 30, 2010	$(41)

Total gain (loss) for the nine months ended September 30, 2010 included in net income related to assets and liabilities still held as of September 30, 2010	$1

Other Financial Instruments
     The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at September 30, 2010, the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.695 billion and, at December 31, 2009, the fair value of Time Warner’s debt exceeded its carrying value by approximately $1.749 billion. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of such instruments. For the remainder of the Company’s other financial instruments, differences between the carrying value and fair value are not significant at September 30, 2010. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.
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
     In determining the fair value of its films, the Company employs a discounted cash flow (“DCF”) methodology with assumptions for cash flows for periods not exceeding 10 years. Key inputs employed in the DCF methodology include estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (i.e.., Warner Bros.) plus a risk premium representing the risk associated with producing a particular film. The fair value of any film costs associated with a film that management plans to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement. During the three and nine months ended September 30, 2010, certain film costs, which were recorded as inventory in the consolidated balance sheet, were written down to $42 million from their carrying value of $71 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     The Company also enters into derivative contracts that economically hedge certain of its foreign currency risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. These economic hedges are used primarily to offset the change in certain foreign currency denominated long-term receivables and certain foreign-currency-denominated debt due to changes in the underlying foreign exchange rates.
     Gains and losses from hedging activities recognized in the consolidated statement of operations, including hedge ineffectiveness, were not material for the three and nine months ended September 30, 2010 and 2009. In addition, such gains and losses are largely offset by corresponding economic gains or losses from the respective transactions that were hedged.
     The following is a summary of amounts recorded in the consolidated balance sheet pertaining to Time Warner’s use of foreign currency derivatives at September 30, 2010 and December 31, 2009 (millions):

	September 30,	December 31,
	2010	2009
Qualifying Hedges
Assets	$72	$90
Liabilities	(69)	(137)

Economic Hedges
Assets	$30	$7
Liabilities	(17)	(43)
     The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions. Additionally, netting provisions are provided for in existing agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within prepaid assets and other current assets or accounts payable and accrued expenses in the Company’s consolidated balance sheet. At September 30, 2010 and December 31, 2009, $48 million and $61 million, respectively, of losses related to cash flow hedges are recorded in accumulated other comprehensive income and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in these amounts are deferred net losses of $21 million and $17 million at September 30, 2010 and December 31, 2009, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6.  LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Debt Offerings, Tender Offers and Redemptions
     On March 3, 2010, Time Warner filed a shelf registration statement with the SEC that allows it to offer and sell from time to time debt securities, preferred stock, common stock and warrants to purchase debt and equity securities.
     On March 11, 2010, Time Warner issued $1.4 billion aggregate principal amount of 4.875% Notes due 2020 and $600 million aggregate principal amount of 6.200% Debentures due 2040 (the “March 2010 Debt Offering”), and on July 14, 2010, it issued $1.0 billion aggregate principal amount of 3.15% Notes due 2015, $1.0 billion aggregate principal amount of 4.70% Notes due 2021 and $1.0 billion aggregate principal amount of 6.10% Debentures due 2040 (the “July 2010 Debt Offering” and, together with the March 2010 Debt Offering, the “2010 Debt Offerings”), in each case, under the shelf registration statement.
     The securities issued pursuant to the 2010 Debt Offerings are guaranteed, on an unsecured basis, by Historic TW Inc. (“Historic TW”). In addition, Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“HBO”) have guaranteed, on an unsecured basis, Historic TW’s guarantee of the securities.
     The net proceeds to the Company from the 2010 Debt Offerings were $4.963 billion, after deducting underwriting discounts. The Company used a portion of the net proceeds from the 2010 Debt Offerings to repurchase and redeem all $1.0 billion aggregate principal amount of the 6.75% Notes due 2011 of Time Warner, all $1.0 billion aggregate principal amount of the 5.50% Notes due 2011 of Time Warner, $1.362 billion aggregate principal amount of the outstanding 6.875% Notes due 2012 of Time Warner and $568 million aggregate principal amount of the outstanding 9.125% Debentures due 2013 of Historic TW (as successor by merger to Time Warner Companies, Inc.).
     The premiums paid and transaction costs incurred of $364 million for the nine months ended September 30, 2010 in connection with the repurchase and redemption of these securities were reflected in other income (loss), net in the consolidated statement of operations.
Asset Securitization Arrangements
     During the first quarter of 2010, the Company used a portion of the net proceeds from the 2010 Debt Offerings to repay the $805 million outstanding under the Company’s two accounts receivable securitization facilities. The Company terminated the two accounts receivable securitization facilities on March 19, 2010 and March 24, 2010, respectively.
7.  SHAREHOLDERS’ EQUITY
Common Stock Repurchase Program
     On January 28, 2010, Time Warner’s Board of Directors increased the amount remaining on its common stock repurchase program to $3.0 billion for purchases beginning January 1, 2010. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2010 through September 30, 2010, the Company repurchased approximately 49 million shares of common stock for approximately $1.500 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8.  INCOME PER COMMON SHARE
     Set forth below is a reconciliation of basic and diluted income per common share from continuing operations (millions, except per share amounts):

	Three Months Ended		Nine Months Ended

	9/30/10	9/30/09	9/30/10	9/30/09

Income from continuing operations attributable to
Time Warner Inc. shareholders	$522	$581	$1,809	$1,478
Income allocated to participating securities	(3)	(2)	(10)	(7)

Income from continuing operations attributable to
Time Warner Inc. common shareholders — basic	$519	$579	$1,799	$1,471

Average number of common shares outstanding — basic	1,121.0	1,179.9	1,135.8	1,190.4
Dilutive effect of equity awards	17.0	13.4	16.6	9.3

Average number of common shares outstanding — diluted	1,138.0	1,193.3	1,152.4	1,199.7

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$0.46	$0.49	$1.58	$1.24
Diluted	$0.46	$0.49	$1.57	$1.23
     Diluted income per common share for the three and nine months ended September 30, 2010 and for the three and nine months ended September 30, 2009 excludes approximately 127 million and 133 million, respectively, and 148 million and 162 million, respectively, common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect.
9.  EQUITY-BASED COMPENSATION
     Compensation expense recognized for equity-based plans is as follows (millions):

	Three Months Ended		Nine Months Ended

	9/30/10	9/30/09	9/30/10	9/30/09

Restricted stock units and performance stock units	$23	$21	$105	$81
Stock options	12	17	58	59

Total impact on Operating Income	$35	$38	$163	$140

Tax benefit recognized	$13	$14	$62	$53

     For each of the nine months ended September 30, 2010 and 2009, the Company granted approximately 5 million restricted stock units (“RSUs”) at a weighted-average grant date fair value per RSU of $27.08 and $22.14, respectively. For each of the nine months ended September 30, 2010 and 2009, the Company granted approximately 0.2 million target performance stock units (“PSUs”), at a weighted-average grant date fair value per target PSU of $30.65 and $23.67, respectively. Total unrecognized compensation cost related to unvested RSUs and target PSUs as of September 30, 2010, without taking into account expected forfeitures, is $177 million and is expected to be recognized over a weighted-average period between one and two years.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     For each of the nine months ended September 30, 2010 and 2009, the Company granted approximately 10 million stock options, at a weighted-average grant date fair value per option of $6.36 and $5.05, respectively. Total unrecognized compensation cost related to unvested stock options as of September 30, 2010, without taking into account expected forfeitures, is $78 million and is expected to be recognized over a weighted-average period between one and two years. The table below presents the weighted-average values of the assumptions used to value the stock options at their grant date.

	Nine Months Ended September 30,

	2010	2009

Expected volatility	29.5%	35.2%
Expected term to exercise from grant date	6.51 years	6.11 years
Risk-free rate	2.9%	2.5%
Expected dividend yield	3.1%	4.4%
10. BENEFIT PLANS
     A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s domestic and international defined benefit pension plans for the three and nine months ended September 30, 2010 and 2009 is as follows (millions):
Components of Net Periodic Benefit Costs

	Domestic		International		Domestic		International

	Three Months Ended				Nine Months Ended

	9/30/10	9/30/09	9/30/10	9/30/09	9/30/10	9/30/09	9/30/10	9/30/09

Service cost	$-	$16	$5	$4	$30	$49	$17	$12
Interest cost	34	36	14	10	104	107	40	30
Expected return on plan assets	(42)	(33)	(16)	(12)	(125)	(99)	(50)	(36)
Amounts amortized	3	29	3	2	23	88	10	6
Settlements/curtailments	-	6	-	-	4	6	-	-

Net periodic benefit costs	$(5)	$54	$6	$4	$36	$151	$17	$12

Contributions	$7	$14	$5	$3	$21	$35	$45	$10

Benefit Plan Amendments
     In March 2010, the Company’s Board of Directors approved amendments to its domestic defined benefit pension plans. Pursuant to the amendments, (i) effective June 30, 2010, benefits provided under the plans stopped accruing for additional years of service and the plans were closed to new hires and employees with less than one year of service and (ii) after December 31, 2013, pay increases will no longer be taken into consideration when determining a participating employee’s benefits under the plans.
     In addition, effective July 1, 2010, the Company increased its matching contributions for eligible participants in the Time Warner Savings Plan. Effective January 1, 2011, the Company will also implement a supplemental savings plan that will provide for similar Company matching for eligible participant deferrals above the Internal Revenue Service compensation limits that apply to the Time Warner Savings Plan up to $500,000 of eligible compensation.
     The net effect of these changes is expected to result in a net annual decrease to employee benefit plan expense of approximately $50 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
11. RESTRUCTURING COSTS
     The Company’s restructuring costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring costs expensed as incurred by segment for the three and nine months ended September 30, 2010 and 2009 are as follows (millions):

	Three Months Ended		Nine Months Ended

	9/30/10	9/30/09	9/30/10	9/30/09

Networks	$5	$-	$5	$-
Filmed Entertainment	10	17	17	85
Publishing	14	12	22	7

Total restructuring costs	$29	$29	$44	$92

	Three Months Ended		Nine Months Ended

	9/30/10	9/30/09	9/30/10	9/30/09

2010 restructuring activity	$22	$-	$22	$-
2009 and prior restructuring activity	7	29	22	92

Total restructuring costs	$29	$29	$44	$92

Selected information relating to accrued restructuring costs is as follows (millions):

		Employee
		Terminations	Other Exit Costs	Total

Remaining liability as of December 31, 2009		$155	$98	$253
Net accruals		27	17	44
Cash paid		(90)	(38)	(128)

Remaining liability as of September 30, 2010		$92	$77	$169

     As of September 30, 2010, of the remaining liability of $169 million, $81 million was classified as a current liability in the consolidated balance sheet, with the remaining $88 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2017.
12. SEGMENT INFORMATION
     Time Warner classifies its operations into three reportable segments: Networks, consisting principally of cable television networks that provide programming; Filmed Entertainment, consisting principally of feature film, television and home video production and distribution; Publishing, consisting principally of magazine publishing.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Information as to the revenues, intersegment revenues, operating income (loss) and assets of Time Warner in each of its reportable segments is set forth below.

	Three Months Ended		Nine Months Ended
	9/30/10	9/30/09	9/30/10	9/30/09
	(millions)		(millions)
Revenues
Networks	$3,004	$2,755	$9,132	$8,316
Filmed Entertainment	2,776	2,780	7,986	7,746
Publishing	901	914	2,619	2,635
Intersegment eliminations	(304)	(187)	(661)	(519)

Total revenues	$6,377	$6,262	$19,076	$18,178

	Three Months Ended		Nine Months Ended
	9/30/10	9/30/09	9/30/10	9/30/09
	(millions)		(millions)
Intersegment Revenues
Networks	$24	$19	$63	$63
Filmed Entertainment	277	166	589	447
Publishing	3	2	9	9

Total intersegment revenues	$304	$187	$661	$519

	Three Months Ended		Nine Months Ended
	9/30/10	9/30/09	9/30/10	9/30/09
	(millions)		(millions)
Operating Income (Loss)
Networks	$1,138	$924	$3,320	$2,718
Filmed Entertainment	200	291	680	648
Publishing	141	97	344	167
Corporate	(86)	(86)	(284)	(268)
Intersegment eliminations	(46)	14	(56)	-

Total operating income (loss)	$1,347	$1,240	$4,004	$3,265

			September 30,	December 31,
			2010	2009
			(millions)
Assets
Networks			$37,221	$35,650
Filmed Entertainment			16,766	17,078
Publishing			6,179	6,404
Corporate			5,054	6,927

Total assets			$65,220	$66,059

13. COMMITMENTS AND CONTINGENCIES
Commitments
Shed Media
     On October 13, 2010, Warner Bros. acquired an approximate 55% interest in Shed Media plc (“Shed Media”), a leading television producer in the U.K., for approximately $118 million in cash. Warner Bros. has a call right that enables it to purchase a portion of the interests held by the other owners of Shed Media in 2014 and the remaining interests held by the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
other owners in 2018. The other owners have a reciprocal put right that enables them to require Warner Bros. to purchase a portion of their interests in Shed Media in 2014 and the remaining interests held by them in 2018.
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
     On June 13, 2009, Six Flags and certain of its subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court in Delaware. On April 30, 2010, Six Flags’ plan of reorganization, which significantly reduced its debt, became effective and it emerged from bankruptcy. The Partnerships holding the Parks were not included in the debtors’ reorganization proceedings. Six Flags assumed the Subordinated Indemnity Agreement in the plan of reorganization. In connection with the plan of reorganization, on April 30, 2010, a Time Warner subsidiary (TW-SF LLC), as lender, entered into a 5-year $150 million multiple draw term facility with certain affiliates of the Partnerships, which can be used only to fund such affiliates’ annual obligations to purchase certain limited partnership units of the Partnerships. Any loan made under the facility will mature 5 years from its respective funding date. The facility will expire on April 30, 2015, unless it terminates earlier due to the acceleration or certain refinancings of Six Flags’ first lien credit facility or second lien term credit facility, which also closed on April 30, 2010. No loan was made under the facility in 2010.
     Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under these Guaranteed Obligations and no liability for the arrangements has been recognized at September 30, 2010. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.
AOL Revolving Facility and Credit Support Agreement
     As previously reported, on December 9, 2009, AOL entered into a $250 million 364-day senior secured revolving credit facility (the “AOL Revolving Facility”) in connection with the separation of AOL, and Time Warner guaranteed

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
AOL’s obligations under the AOL Revolving Facility. On September 30, 2010, AOL terminated the AOL Revolving Facility, which also terminated Time Warner’s guarantee obligations. Time Warner also agreed to continue to provide credit support for certain AOL lease and trade obligations, of which approximately $19 million remained as of October 29, 2010. Time Warner’s obligation to provide AOL with the credit support ends on the earlier of December 9, 2011 and 30 days after AOL completes certain specified financing activities.
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
     On May 14, 2010, DC Comics filed a related lawsuit in the U.S. District Court for the Central District of California against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls. The complaint asserts claims for, inter alia, declaratory relief concerning the validity and scope of the copyright termination notice served by the Shuster heirs, the validity of various agreements between Mr. Toberoff, his companies and the Shuster and Siegel heirs, as well as claims for intentional interference by Mr. Toberoff with DC Comics’ contracts and prospective economic advantage with the Shuster and Siegel heirs. On August 13, 2010, defendants filed motions to strike certain causes of action and to dismiss the complaint under California and federal laws. On September 3, 2010, plaintiff filed an amended complaint and, on September 7, 2010, the court vacated defendants’ August 13 motions as moot given the filing of the amended complaint. On September 20, 2010, defendants refiled their motions to dismiss and to strike based on the amended complaint. On October 7, 2010, defendants appealed the order that vacated the initial motion to strike and, on October 14, 2010, the court stayed the litigation pending that appeal.
     On September 9, 2009, several music labels filed a complaint and, on October 9, 2009, filed an amended complaint in the U.S. District Court for the Middle District of Tennessee against the Company and its wholly-owned subsidiaries, Warner Bros. Entertainment Inc., Telepictures Productions Inc., and WAD Productions Inc., among other named defendants. Plaintiffs allege that defendants made unauthorized use of certain sound recordings on The Ellen DeGeneres Show in

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
violation of the federal Copyright Act and the Tennessee Consumer Protection Act. Plaintiffs seek unspecified monetary damages. On November 25, 2009, defendants filed a motion to transfer the case to the U.S. District Court for the Central District of California, which motion was granted on February 19, 2010. In January, February and March 2010, the Company and its subsidiaries reached agreements with the Sony Music Entertainment, Capitol Records, LLC (dba EMI Records North America) and Warner Music Group, Inc. groups of plaintiffs, respectively, to resolve their asserted claims on terms that are not material to the Company. In August 2010, the last remaining music label plaintiff group and the defendants agreed to move the remaining claims in the litigation to arbitration, with a limitation on damages in an amount that is not material to the Company. On September 29, 2010, the lawsuit was dismissed without prejudice.
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
     On June 6, 2005, David McDavid and certain related entities (collectively, “McDavid”) filed a complaint against Turner and the Company in Georgia state court. The complaint asserted, among other things, claims for breach of contract and promissory estoppel relating to an alleged oral agreement between plaintiffs and Turner for the sale of the Atlanta Hawks and Thrashers sports franchises and certain operating rights to the Philips Arena. On August 20, 2008, the court issued an order dismissing all claims against the Company and certain claims against Turner. On December 9, 2008, the jury announced its verdict in favor of McDavid on the breach of contract and promissory estoppel claims, awarding damages on those claims of $281 million and $35 million, respectively. Pursuant to the court’s direction that McDavid choose one of the claim awards, McDavid elected the $281 million award. The jury found in favor of Turner on the remaining claims. On April 22, 2009, the court denied Turner’s motion to overturn the jury verdict or for a new trial. On March 26, 2010, the Georgia Court of Appeals denied Turner’s appeal and, on April 9, 2010, it denied Turner’s motion for reconsideration of that decision. On April 29, 2010, Turner filed a petition for certiorari with the Georgia Supreme Court. On August 29, 2010, the parties agreed to settle this matter for an amount within the Company’s previously established reserve of $313 million (including interest accrued). Turner withdrew its petition for certiorari on August 30, 2010.
     On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, “Anderson News”) filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time/Warner Retail Sales & Marketing, Inc. Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Plaintiffs are seeking unspecified monetary damages. On December 14, 2009, defendants filed motions to dismiss the complaint. On August 2, 2010, the court granted those motions and dismissed the complaint in its entirety and with prejudice. On October 25, 2010, the court denied Anderson News’ motion for reconsideration of this decision. The Company intends to defend against this lawsuit vigorously.

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
Income Tax Uncertainties
     During the nine months ended September 30, 2010, the Company recorded net incremental income tax reserves of approximately $50 million. Of the $50 million additional income tax reserves, approximately $2 million would affect the Company’s effective tax rate if reversed. During the nine months ended September 30, 2010, the Company recorded interest reserves related to the income tax reserves of approximately $72 million.
14. RELATED PARTY TRANSACTIONS
     The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. These transactions have been executed on terms comparable to the terms of transactions with unrelated third parties and primarily include the licensing of broadcast rights to The CW broadcast network for film and television product, by the Filmed Entertainment segment and the licensing of rights to carry cable television programming provided by the Networks segment. Revenues from transactions with related parties were $69 million for both the three months ended September 30, 2010 and 2009, and expenses from transactions with related parties were $12 million and $14 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009 such revenues were $242 million and $234 million, respectively, and such expenses were $45 million and $41 million, respectively.
15. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     Additional financial information with respect to cash (payments) and receipts is as follows (millions):

	Nine Months Ended September 30,
	2010	2009

Cash payments made for interest	$(762)	$(711)
Interest income received	19	31

Cash interest payments, net	$(743)	$(680)

Cash payments made for income taxes	$(844)	$(816)
Income tax refunds received	80	67
TWC and AOL tax sharing receipts (payments), net(a)	(87)	155

Cash tax payments, net	$(851)	$(594)

(a)	Represents net amounts received (paid) from TWC and AOL in accordance with tax sharing agreements with TWC and AOL.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Interest Expense, Net
     Interest expense, net, consists of (millions):

	Three Months Ended		Nine Months Ended
	9/30/10	9/30/09	9/30/10	9/30/09

Interest income	$23	$31	$74	$103
Interest expense	(322)	(330)	(969)	(1,012)

Total interest expense, net	$(299)	$(299)	$(895)	$(909)

Other Income (Loss), Net
     Other income (loss), net, consists of (millions):

	Three Months Ended		Nine Months Ended
	9/30/10	9/30/09	9/30/10	9/30/09

Investment gains (losses), net	$2	$(25)	$2	$(1)
Premiums paid and transaction costs incurred in connection with debt redemptions	(295)	-	(364)	-
Loss on equity method investees	(19)	(14)	(22)	(26)
Other	5	-	7	(10)

Total other income (loss), net	$(307)	$(39)	$(377)	$(37)

Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of (millions):

	September 30,	December 31,
	2010	2009

Accounts payable	$674	$677
Accrued expenses	1,880	2,495
Participations payable	2,310	2,652
Programming costs payable	735	681
Accrued compensation	868	916
Accrued interest	337	257
Accrued income taxes	130	129

Total accounts payable and accrued liabilities	$6,934	$7,807

Other Noncurrent Liabilities
     Other noncurrent liabilities consist of (millions):

	September 30,	December 31,
	2010	2009

Noncurrent tax and interest reserves	$2,311	$2,173
Participations payable	717	766
Programming costs payable	1,226	1,242
Noncurrent pension and post retirement liabilities	532	582
Deferred compensation	524	565
Other noncurrent liabilities	637	639

Total other noncurrent liabilities	$5,947	$5,967

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
     Set forth below are condensed consolidating financial statements presenting the financial position, results of operations and cash flows of (i) Time Warner Inc. (the “Parent Company”), (ii) Historic TW Inc. (in its own capacity and as successor by merger to Time Warner Companies, Inc.), Home Box Office, Inc., and Turner Broadcasting System, Inc., each a wholly owned subsidiary of the Parent Company (collectively, the “Guarantor Subsidiaries”), on a combined basis, (iii) the direct and indirect non-guarantor subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”), on a combined basis and (iv) the eliminations necessary to arrive at the information for Time Warner Inc. on a consolidated basis. The Guarantor Subsidiaries, fully and unconditionally, jointly and severally, guarantee the securities issued under the indentures on an unsecured basis.
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
     Certain transfers of cash between subsidiaries and their parent companies and intercompany dividends are reflected as cash flows from investing and financing activities in the accompanying condensed consolidating statements of cash flows. All other intercompany activity is reflected in cash flows from operations.

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Balance Sheet
September 30, 2010
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and equivalents	$2,806	$79	$1,124	$-	$4,009
Receivables, net	13	623	4,673	-	5,309
Inventories	-	474	1,471	-	1,945
Deferred income taxes	541	507	472	(979)	541
Prepaid expenses and other current assets	131	82	317	-	530

Total current assets	3,491	1,765	8,057	(979)	12,334
Noncurrent inventories and film costs	-	1,714	4,328	(104)	5,938
Investments in amounts due to and from consolidated subsidiaries	44,324	21,651	11,391	(77,366)	-
Investments, including available-for-sale securities	88	352	1,802	(586)	1,656
Property, plant and equipment, net	341	441	2,978	-	3,760
Intangible assets subject to amortization, net	-	1	2,499	-	2,500
Intangible assets not subject to amortization	-	2,007	5,768	-	7,775
Goodwill	-	9,879	19,947	-	29,826
Other assets	236	247	948	-	1,431

Total assets	$48,480	$38,057	$57,718	$(79,035)	$65,220

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$563	$703	$5,697	$(29)	$6,934
Deferred revenue	-	14	825	(24)	815
Debt due within one year	-	9	25	-	34

Total current liabilities	563	726	6,547	(53)	7,783
Long-term debt	11,760	4,729	34	-	16,523
Due (to) from affiliates	(854)	-	854	-	-
Deferred income taxes	1,659	3,043	2,641	(5,684)	1,659
Deferred revenue	-	-	361	(67)	294
Other noncurrent liabilities	2,343	2,004	3,517	(1,917)	5,947
Equity
Due (to) from Time Warner and subsidiaries	-	(20,180)	256	19,924	-
Other shareholders’ equity	33,009	47,735	43,503	(91,238)	33,009

Total Time Warner Inc. shareholders’ equity	33,009	27,555	43,759	(71,314)	33,009
Noncontrolling interests	-	-	5	-	5

Total equity	33,009	27,555	43,764	(71,314)	33,014

Total liabilities and equity	$48,480	$38,057	$57,718	$(79,035)	$65,220

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

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Three Months Ended September 30, 2010
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$1,346	$5,188	$(157)	$6,377
Costs of revenues	-	(629)	(3,025)	125	(3,529)
Selling, general and administrative	(83)	(168)	(1,184)	26	(1,409)
Amortization of intangible assets	-	-	(54)	-	(54)
Restructuring costs	-	(1)	(28)	-	(29)
Asset impairments	-	-	(9)	-	(9)

Operating income	(83)	548	888	(6)	1,347
Equity in pretax income (loss) of consolidated subsidiaries	1,214	848	341	(2,403)	-
Interest expense, net	(188)	(90)	(24)	3	(299)
Other income (loss), net	(202)	(90)	21	(36)	(307)

Income from continuing operations before income taxes	741	1,216	1,226	(2,442)	741
Income tax provision	(221)	(399)	(424)	823	(221)

Income from continuing operations	520	817	802	(1,619)	520
Discontinued operations, net of tax	-	-	-	-	-

Net income	520	817	802	(1,619)	520
Less Net (income) loss attributable to noncontrolling interests	2	2	2	(4)	2

Net income attributable to Time Warner Inc. shareholders	$522	$819	$804	$(1,623)	$522

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Three Months Ended September 30, 2009
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$1,275	$5,134	$(147)	$6,262
Costs of revenues	-	(598)	(2,959)	138	(3,419)
Selling, general and administrative	(81)	(195)	(1,181)	6	(1,451)
Amortization of intangible assets	-	-	(71)	-	(71)
Restructuring costs	-	-	(29)	-	(29)
Asset impairments	-	(2)	(50)	-	(52)

Operating income	(81)	480	844	(3)	1,240
Equity in pretax income (loss) of consolidated subsidiaries	1,156	787	327	(2,270)	-
Interest expense, net	(181)	(110)	(13)	5	(299)
Other income (loss), net	8	(1)	(16)	(30)	(39)

Income from continuing operations before income taxes	902	1,156	1,142	(2,298)	902
Income tax provision	(320)	(422)	(422)	844	(320)

Income from continuing operations	582	734	720	(1,454)	582
Discontinued operations, net of tax	81	(2)	92	(90)	81

Net income	663	732	812	(1,544)	663
Less Net (income) loss attributable to noncontrolling interests	(1)	(1)	(4)	5	(1)

Net income attributable to Time Warner Inc. shareholders	$662	$731	$808	$(1,539)	$662

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Nine Months Ended September 30, 2010
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$4,043	$15,384	$(351)	$19,076
Costs of revenues	-	(1,871)	(8,905)	295	(10,481)
Selling, general and administrative	(277)	(621)	(3,559)	48	(4,409)
Amortization of intangible assets	-	-	(188)	-	(188)
Restructuring costs	-	(1)	(43)	-	(44)
Asset impairments	-	-	(9)	-	(9)
Gain (loss) on operating assets	-	59	-	-	59

Operating income	(277)	1,609	2,680	(8)	4,004
Equity in pretax income (loss) of consolidated subsidiaries	3,838	2,626	1,093	(7,557)	-
Interest expense, net	(556)	(303)	(43)	7	(895)
Other income (loss), net	(273)	(94)	85	(95)	(377)

Income from continuing operations before income taxes	2,732	3,838	3,815	(7,653)	2,732
Income tax provision	(927)	(1,305)	(1,336)	2,641	(927)

Income from continuing operations	1,805	2,533	2,479	(5,012)	1,805
Discontinued operations, net of tax	-	-	-	-	-

Net income	1,805	2,533	2,479	(5,012)	1,805
Less Net (income) loss attributable to noncontrolling interests	4	4	4	(8)	4

Net income attributable to Time Warner Inc. shareholders	$1,809	$2,537	$2,483	$(5,020)	$1,809

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Nine Months Ended September 30, 2009
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$3,830	$14,612	$(264)	$18,178
Costs of revenues	-	(1,818)	(8,546)	253	(10,111)
Selling, general and administrative	(254)	(608)	(3,557)	8	(4,411)
Amortization of intangible assets	-	-	(214)	-	(214)
Restructuring costs	-	-	(92)	-	(92)
Asset impairments	-	(2)	(50)	-	(52)
Gain (loss) on operating assets	-	-	(33)	-	(33)

Operating income	(254)	1,402	2,120	(3)	3,265
Equity in pretax income (loss) of consolidated subsidiaries	3,143	2,037	943	(6,123)	-
Interest expense, net	(560)	(324)	(30)	5	(909)
Other income (loss), net	(10)	2	57	(86)	(37)

Income from continuing operations before income taxes	2,319	3,117	3,090	(6,207)	2,319
Income tax provision	(846)	(1,165)	(1,151)	2,316	(846)

Income from continuing operations	1,473	1,952	1,939	(3,891)	1,473
Discontinued operations, net of tax	407	179	482	(661)	407

Net income	1,880	2,131	2,421	(4,552)	1,880
Less Net (income) loss attributable to noncontrolling interests	(34)	(21)	(44)	65	(34)

Net income attributable to Time Warner Inc. shareholders	$1,846	$2,110	$2,377	$(4,487)	$1,846

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Cash Flows
For The Nine Months Ended September 30, 2010
(Unaudited; millions)

			Non-
	Parent	Guarantor	Guarantor		Time Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATIONS
Net income	$1,805	$2,533	$2,479	$(5,012)	$1,805
Less Discontinued operations, net of tax	-	-	-	-	-

Net income from continuing operations	1,805	2,533	2,479	(5,012)	1,805
Adjustments for noncash and nonoperating items:
Depreciation and amortization	27	104	559	-	690
Amortization of film and television costs	-	1,465	3,200	5	4,670
Asset impairments	-	-	9	-	9
(Gain) loss on investments and other assets, net	2	-	(3)	-	(1)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(3,838)	(2,626)	(1,093)	7,557	-
Equity in losses of investee companies, net of cash distributions	(1)	15	48	-	62
Equity-based compensation	31	38	94	-	163
Deferred income taxes	(31)	(87)	(47)	134	(31)
Changes in operating assets and liabilities, net of acquisitions	504	(706)	(2,165)	(2,681)	(5,048)
Intercompany	-	1,147	(1,147)	-	-

Cash provided by operations from continuing operations	(1,501)	1,883	1,934	3	2,319

INVESTING ACTIVITIES
Investments in available-for-sale securities	(12)	-	(1)	-	(13)
Investments and acquisitions, net of cash acquired	4	(285)	(311)	-	(592)
Capital expenditures	(4)	(60)	(273)	-	(337)
Advances to (from) parent and consolidated subsidiaries	1,035	(101)	-	(934)	-
Other investment proceeds	61	28	27	-	116

Cash provided (used) by investing activities from continuing operations	1,084	(418)	(558)	(934)	(826)

FINANCING ACTIVITIES
Borrowings	5,139	-	81	-	5,220
Debt repayments	(3,363)	(568)	(925)	-	(4,856)
Proceeds from exercise of stock options	85	-	-	-	85
Excess tax benefit on stock options	5	-	-	-	5
Principal payments on capital leases	-	(9)	(2)	-	(11)
Repurchases of common stock	(1,516)	-	-	-	(1,516)
Dividends paid	(733)	-	-	-	(733)
Other financing activities	(234)	(94)	(60)	-	(388)
Change in due to/from parent and investment in segment	-	(853)	(78)	931	-

Cash used by financing activities from continuing operations	(617)	(1,524)	(984)	931	(2,194)

Cash provided (used) by continuing operations	(1,034)	(59)	392	-	(701)

Cash provided (used) by operations from discontinued operations	(23)	-	-	-	(23)
Cash used by investing activities from discontinued operations	-	-	-	-	-
Cash used by financing activities from discontinued operations	-	-	-	-	-
Effect of change in cash and equivalents of discontinued operations	-	-	-	-	-

Cash provided (used) by discontinued operations	(23)	-	-	-	(23)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,057)	(59)	392	-	(724)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,863	138	732	-	4,733

CASH AND EQUIVALENTS AT END OF PERIOD	$2,806	$79	$1,124	$-	$4,009

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Cash Flows
For The Nine Months Ended September 30, 2009
(Unaudited; millions)

			Non-
	Parent	Guarantor	Guarantor		Time Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATIONS
Net income	$1,880	$2,131	$2,421	$(4,552)	$1,880
Less Discontinued operations, net of tax	407	179	482	(661)	407

Net income from continuing operations	1,473	1,952	1,939	(3,891)	1,473
Adjustments for noncash and nonoperating items:
Depreciation and amortization	30	94	589	-	713
Amortization of film and television costs	-	1,437	3,211	4	4,652
Asset impairments	-	2	50	-	52
(Gain) loss on investments and other assets, net	6	3	16	-	25
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(3,143)	(2,037)	(943)	6,123	-
Equity in losses of investee companies, net of cash distributions	-	(6)	61	-	55
Equity-based compensation	28	35	77	-	140
Deferred income taxes	156	70	76	(146)	156
Changes in operating assets and liabilities, net of acquisitions	1,032	(136)	(3,313)	(2,094)	(4,511)
Intercompany	-	990	(990)	-	-

Cash provided by operations from continuing operations	(418)	2,404	773	(4)	2,755

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	-	(2)	-	(4)
Investments and acquisitions, net of cash acquired	(329)	-	(371)	-	(700)
Capital expenditures	(19)	(75)	(257)	-	(351)
Investment proceeds from available-for-sale securities	3	-	47	-	50
Proceeds from the Special Dividend paid by Time Warner Cable Inc.	9,253	-	-	-	9,253
Advances to (from) parent and consolidated subsidiaries	2,931	634	-	(3,565)	-
Other investment proceeds	57	34	83	-	174

Cash provided (used) by investing activities from continuing operations	11,894	593	(500)	(3,565)	8,422

FINANCING ACTIVITIES
Borrowings	3,493	-	49	-	3,542
Debt repayments	(7,983)	-	(63)	-	(8,046)
Proceeds from exercise of stock options	23	-	-	-	23
Principal payments on capital leases	-	(10)	(4)	-	(14)
Repurchases of common stock	(676)	-	-	-	(676)
Dividends paid	(676)	-	-	-	(676)
Other financing activities	(59)	-	(3)	-	(62)
Change in due to/from parent and investment in segment	-	(3,009)	(560)	3,569	-

Cash used by financing activities from continuing operations	(5,878)	(3,019)	(581)	3,569	(5,909)

Cash provided (used) by continuing operations	5,598	(22)	(308)	-	5,268

Cash provided (used) by operations from discontinued operations	-	-	1,291	-	1,291
Cash used by investing activities from discontinued operations	-	-	(741)	-	(741)
Cash used by financing activities from discontinued operations	-	-	(5,247)	-	(5,247)
Effect of change in cash and equivalents of discontinued operations	-	-	5,320	-	5,320

Cash provided (used) by discontinued operations	-	-	623	-	623

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	5,598	(22)	315	-	5,891
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	469	103	510	-	1,082

CASH AND EQUIVALENTS AT END OF PERIOD	$6,067	$81	$825	$-	$6,973

Part II. Other Information
Item 1. Legal Proceedings.
     The following information supplements and amends the disclosure set forth under Part I, Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) and under Part II, Item 1. Legal Proceedings in the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2010 and March 31, 2010.
     Reference is made to the lawsuits filed by certain heirs of Jerome Siegel described on page 27 of the 2009 Form 10-K and to the related lawsuit filed by DC Comics described on page 51 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “June 2010 Form 10-Q”). On August 13, 2010, defendants filed motions to strike certain causes of action and to dismiss the complaint under California and federal laws. On September 3, 2010, plaintiff filed an amended complaint and, on September 7, 2010, the court vacated defendants’ August 13 motions as moot given the filing of the amended complaint. On September 20, 2010, defendants refiled their motions to dismiss and to strike based on the amended complaint. On October 7, 2010, defendants appealed the order that vacated the initial motion to strike and, on October 14, 2010, the court stayed the litigation pending that appeal.
     Reference is made to the lawsuit filed by several music labels described on page 28 of the 2009 Form 10-K and on page 47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “March 2010 Form 10-Q”). In August 2010, the last remaining music label plaintiff group and the defendants agreed to move the remaining claims in the litigation to arbitration, with a limitation on damages in an amount that is not material to the Company. On September 29, 2010, the lawsuit was dismissed without prejudice.
     Reference is made to the lawsuit filed by David McDavid and certain related entities described on page 29 of the 2009 Form 10-K and on page 47 of the March 2010 Form 10-Q. On August 29, 2010, the parties agreed to settle the lawsuit for an amount within the Company’s previously established reserve of $313 million (including interest accrued). Turner Broadcasting System, Inc. withdrew its petition for certiorari on August 30, 2010.
     Reference is made to the lawsuit filed by Anderson News L.L.C. and Anderson Services L.L.C. (collectively, “Anderson News”) described on page 29 of the 2009 Form 10-K and page 51 of the June 2010 Form 10-Q. On October 25, 2010, the court denied Anderson News’ motion for reconsideration of the decision by the U.S. District Court for the Southern District of New York to dismiss the plaintiffs’ complaint in its entirety and with prejudice.
Item 1A. Risk Factors.
     There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors of the 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
     The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2010.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid Per Share(1)	Programs(2)	Plans or Programs(1)

July 1, 2010 – July 31, 2010	5,423,500	$30.18	5,423,500	$1,837,334,348
August 1, 2010 – August 31, 2010	5,534,400	$31.05	5,534,400	$1,665,483,514
September 1, 2010 – September 30, 2010	5,239,340	$31.30	5,239,340	$1,501,477,723

Total	16,197,240	$30.84	16,197,240	$1,501,477,723

(1)	The amount does not give effect to any fees, commissions or other costs associated with the repurchase of shares.

(2)
On February 3, 2010, the Company announced that its Board of Directors (the “Board”) had authorized repurchases of up to $3 billion of Common Stock for purchases beginning January 1, 2010. Purchases under the stock repurchase program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. In the past, the Company has repurchased shares of Common Stock pursuant to trading programs under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, and it may repurchase shares of Common Stock under such trading programs in the future.

Item 5. Other Information.
     On October 28, 2010, the Board elected Paul Wachter as a director, effective immediately. Mr. Wachter is the founder, CEO and a director of Main Street Advisors, Inc., a company that provides financial advisory services. Mr. Wachter was elected to a newly-created position on the Board, bringing the total number of directors to 13.
     In accordance with the annual compensation for non-employee directors previously approved by the Board, which consists of a $125,000 cash retainer, stock options with a value of $40,000 and restricted stock units with a value of $85,000, Mr. Wachter received a pro-rated share of the cash retainer and equity compensation upon his election. Mr. Wachter received $72,917 in cash and on October 28, 2010 was granted 2,967 stock options and 1,532 restricted stock units.
     A description of the Company’s non-employee director compensation programs is included under the caption “Compensation – Director Compensation” in the Company’s proxy statement for its 2010 Annual Meeting of Stockholders filed with the SEC on April 6, 2010 (the “2010 Proxy Statement”). The terms of the stock options and restricted stock units granted to Mr. Wachter are the same as the stock options and restricted stock units described in the 2010 Proxy Statement for grants made to non-employee directors after 2009. The awards granted to Mr. Wachter were made from the 2010 Stock Incentive Plan, which is described in the 2010 Proxy Statement under the caption “Company Proposals – Proposal Three: Approval of the Time Warner Inc. 2010 Stock Incentive Plan.” The forms of agreement for stock options and restricted stock units granted to non-employee directors from the 2010 Stock Incentive Plan are included as exhibits to this report.
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

TIME WARNER INC. (Registrant)

Date: November 3, 2010	/s/ John K. Martin, Jr.

John K. Martin, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
10.1	Amended and Restated Employment Amendment, made August 30, 2010, effective as of July 1, 2010, between Time Warner Inc. and Paul T. Cappuccio (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2010).+

10.2	Form of Restricted Stock Units Agreement, RSU Standard Agreement, Version 1 (for awards of restricted stock units under the Time Warner Inc. 2010 Stock Incentive Plan (the “2010 Stock Incentive Plan”)).+

10.3	Form of Non-Qualified Stock Option Agreement, Share Retention, Version 1 (for awards of stock options to executive officers of the Registrant under the 2010 Stock Incentive Plan).+

10.4	Form of Performance Stock Units Agreement, PSU Agreement, Version 1 (for awards of performance stock units under the 2010 Stock Incentive Plan).+

10.5	Form of Performance Stock Units Agreement, PSU Agreement, Version Bewkes 1 (for awards of performance stock units to Jeffrey Bewkes under the 2010 Stock Incentive Plan).+

10.6	Form of Non-Qualified Stock Option Agreement, Directors Version 1 (for awards of stock options to non-employee directors under the 2010 Stock Incentive Plan).+

10.7	Form of Notice of Grant of Stock Options to Non-Employee Director (for awards of stock options to non-employee directors under the 2010 Stock Incentive Plan).+

10.8	Form of Restricted Stock Units Agreement, RSU Director Agreement, Version 1 (for awards of restricted stock units to non-employee directors under the 2010 Stock Incentive Plan).+

10.9	Form of Notice of Grant of Restricted Stock Units to Non-Employee Director (for awards of restricted stock units to non-employee directors under the 2010 Stock Incentive Plan).+

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010. †

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 3, 2010, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet at September 30, 2010 and December 31, 2009, (ii) Consolidated Statement of Operations for the nine months ended September 30, 2010 and 2009, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009, (iv) Consolidated Statement of Equity for the nine months ended September 30, 2010 and 2009, (v) Notes to Consolidated Financial Statements and (vi) Supplementary Information — Condensed Consolidating Financial Statements.†

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