Form 10-K
period 2010-12-31
TIME WARNER INC.
filed 2011-02-18
CIK 1105705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of the close of business on February 11, 2011, there were 1,092,833,062 shares of the registrant’s Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2010) was approximately $31.57 billion.

Documents Incorporated by Reference:

Description of document	Part of the Form 10-K

Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2011 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Items 10 and 12 are not incorporated by reference and are provided herein)

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
EX-10.43
EX-10.48
EX-10.51
EX-10.53
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

At December 31, 2010, the Company had a total of approximately 31,000 employees.

For convenience, the terms the “Company,” “Time Warner” and the “Registrant” are used in this Annual Report on Form 10-K to refer to both the parent company and collectively to the parent company and the subsidiaries through which its various businesses are conducted, unless the context otherwise requires.

Caution Concerning Forward-Looking Statements and Risk Factors

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and beliefs. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise. Time Warner’s actual results may vary materially from those expressed or implied by the statements herein due to changes in economic, business, competitive, technological, strategic and/or regulatory factors and other factors affecting the operation of Time Warner’s businesses. For more detailed information about these factors, and risk factors with respect to the Company’s operations, see Item 1A, “Risk Factors,” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Caution Concerning Forward-Looking Statements.”

Available Information and Website

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Company’s website at www.timewarner.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The Company is providing the address to its website solely for the information of investors. The Company does not intend the address to be an active link or to incorporate the contents of the website into this report.

NETWORKS

The Company’s Networks businesses consist principally of domestic and international networks and premium pay television services. The networks owned by Turner Broadcasting System, Inc. (“Turner”), which are described below, are collectively referred to as the “Turner Networks.” Premium pay television services consist of the multi-channel HBO and Cinemax pay television services (collectively, the “Home Box Office Services”) operated by Home Box Office, Inc. (“Home Box Office”).

Turner, a wholly-owned subsidiary of the Company, generates revenues principally from providing programming to cable system operators, satellite distribution services, telephone companies and other distributors (known as affiliates) that have contracted to receive and distribute this programming and from the sale of advertising (other than Turner Classic Movies and Boomerang, which sell advertising only in certain international markets). Turner’s agreements with its affiliates are typically long-term arrangements that provide for annual service fee increases and have fee arrangements that are generally related to the number of subscribers served by the affiliate and the package of programming provided to the affiliate by each network. Expirations of affiliate agreements are staggered.

Turner’s advertising revenues consist of consumer advertising, which is sold primarily on a national basis in the U.S. and on a pan-regional or local-language feed basis outside the U.S. Advertising contracts generally have terms of one year or less. Advertising revenues are generated from a wide variety of advertising categories, including food and beverage, automotive, motion picture, restaurants, pharmaceuticals and medical, financial and business services, retail, telecommunications, insurance and household products. In the U.S., advertising revenues are a function of the size and demographics of the audience delivered, the “CPM,” which is the cost per thousand viewers delivered, and the number of units of time sold. Units sold and CPMs are influenced by the quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular programming, as well as overall advertiser demand in the marketplace and general economic conditions. Outside the U.S., advertising is generally not sold based on audience delivery, but rather is sold at a fixed rate for the unit of time sold, determined by the time of day and network. Turner also operates various websites, including CNN.com, NASCAR.com, CartoonNetwork.com, SI.com and Golf.com, that generate revenues principally from the sale of advertising.

Home Box Office, a wholly-owned subsidiary of the Company, generates revenues principally from providing programming to cable, satellite and telephone company affiliates that have contracted to receive and distribute such programming to their customers who choose to subscribe to the Home Box Office Services (“Subscribers”). Home Box Office’s agreements with its affiliates are typically long-term arrangements that provide for annual service fee increases and retail promotion activities and have fees that are generally related to the number of Subscribers served by the affiliates. Home Box Office and its affiliates engage in marketing and promotional activities to retain existing Subscribers and acquire new Subscribers. Home Box Office also derives revenues from its original films, mini-series and series through the sale of DVDs and Blu-ray Discs, as well as from the licensing of original programming in syndication and to basic cable channels.

The Company’s Networks business has been pursuing international expansion in select areas, and the Company anticipates that international expansion will continue to be an area of focus at the Networks business for the foreseeable future.

Turner Networks

Key contributors to Turner’s success are its strong brands and continued investments in high-quality popular programming focused on sports, original and syndicated series, news, network movie premieres and animation to drive audience delivery and revenue growth.

Domestic Networks

Turner’s networks in the U.S. consist of entertainment and news networks. Turner’s entertainment networks include TBS, TNT, Cartoon Network, truTV, Turner Classic Movies and Boomerang. High Definition (“HD”) feeds of TBS, TNT, Cartoon Network, truTV, Turner Classic Movies and CNN are made available to affiliates. Programming for these entertainment networks is derived, in part, from the Company’s film, made-for-television and animation libraries to which Turner or other divisions of the Company own the copyrights and also includes sports programming and other licensed programming, including syndicated television series and network movie premieres. Turner’s news networks include CNN and HLN. The domestic television household numbers (“U.S. television households”) provided below are as reported by Nielsen Media Research as of December 2010.

TBS reached approximately 101.0 million U.S. television households as of December 2010. TBS is television’s “very funny” network and shows contemporary comedies such as the syndicated series Family Guy and The Office and late night talk shows Conan and Lopez Tonight. TBS is also the home of a growing roster of original series, including Tyler Perry’s Meet the Browns, Glory Daze and Are We There Yet? for the 2010-2011 season. TBS has the right to produce and telecast a certain number of Major League Baseball regular season and playoff games through the 2013 season. Under an agreement among Turner, CBS Broadcasting, Inc. (“CBS”) and The National Collegiate

Athletic Association (the “NCAA”), starting in 2011 through 2024, the NCAA Division I Men’s Basketball Championship tournament games (the “NCAA Tournament Games”) will be telecast on Turner’s TBS, TNT and truTV networks and on the CBS network. Turner and CBS have agreed to work together to produce and distribute the NCAA Tournament Games and related programming and sell advertising on a joint basis. Further, Turner and CBS have agreed to share advertising and sponsorship revenues, the programming rights fee and production costs, subject to annual caps on CBS’ share of any resulting losses.

TNT reached approximately 100.4 million U.S. television households as of December 2010. TNT focuses on drama and is home to syndicated series such as Bones, Supernatural, Las Vegas, Law & Order, CSI: NY, Cold Case and Numb3rs, as well as network premiere movies. For the 2010-2011 season, TNT’s original series include The Closer, Rizzoli & Isles, Men of a Certain Age, Leverage, HawthoRNe and Memphis Beat. TNT also has the right to produce and telecast a certain number of National Basketball Association (“NBA”) regular season and playoff games through the 2015-2016 season, certain NASCAR Sprint Cup Series races through 2014 and certain Professional Golfers’ Association (“PGA”) events through 2019. TNT also will telecast certain NCAA Tournament Games from 2011 through 2024.

Cartoon Network (together with adult swim, its evening and overnight block of programming aimed at young adults) reached approximately 99.3 million U.S. television households as of December 2010. Cartoon Network offers original and syndicated series and movies for youth and families. For the 2010-2011 season, Cartoon Network’s original series include Tower Prep, Adventure Time, Regular Show, Ben 10: Ultimate Alien, MAD, Generator Rex, Destroy Build Destroy, Hole in the Wall and Dude, What Would Happen. For the 2010-2011 season, adult swim’s original series include Childrens Hospital, Robot Chicken, Aqua Teen Hunger Force, Venture Brothers, Metalocalypse, Delocated, Squidbillies, NTSF:SD:SUV::, Mongo Wrestling Alliance and Eagleheart.

truTV reached approximately 92.7 million U.S. television households as of December 2010. truTV tells real-life stories from a first-person perspective. During the daytime, truTV features expert trial coverage under the name IN SESSION. For the 2010-2011 season, truTV’s original series include The Smoking Gun Presents: World’s Dumbest..., Conspiracy Theory with Jesse Ventura, It Only Hurts When I Laugh and Operation Repo. Starting in 2011 through 2024, truTV also will telecast certain NCAA Tournament Games.

Turner Classic Movies is a commercial-free network that presents classic films from some of the largest film libraries in the world. Turner Classic Movies also offers interviews, original documentaries and specials.

Boomerang is a commercial-free network that offers classic animated entertainment such as Yogi Bear, Tom & Jerry, The Flintstones, Pink Panther and The Jetsons.

CNN, the original cable television news service, reached approximately 100.1 million U.S. television households as of December 2010. As of December 31, 2010, CNN managed 47 news bureaus and editorial operations, of which 15 are located in the U.S. In the fall of 2010, CNN’s programs included American Morning, The Situation Room with Wolf Blitzer, John King, USA, Parker Spitzer, Larry King Live and Anderson Cooper 360°. Piers Morgan Tonight replaced Larry King Live in January 2011. In 2010, CNN won the George Polk Award for international reporting, the Hillman Foundation’s January Sidney Award for coverage of the Haiti earthquake devastation, the National Headliners Award for journalistic excellence and three Gracie Awards from the American Women in Radio & Television.

HLN, the “news and views” service, reached approximately 99.8 million U.S. television households as of December 2010. In the fall of 2010, HLN’s programs included Morning Express with Robin Meade, Issues with Jane Velez-Mitchell, Nancy Grace, The Joy Behar Show and Showbiz Tonight. A new program featuring Dr. Drew Pinsky is scheduled to launch in April 2011.

International Networks

Turner’s entertainment and news networks are distributed to multiple distribution platforms such as cable and Internet Protocol Television (IPTV) systems, satellite platforms, mobile operators and broadcasters for delivery to households, hotels and other viewers around the world.

Turner distributes approximately 110 region-specific versions and local-language feeds of Cartoon Network, Boomerang, Turner Classic Movies, TNT, truTV and other entertainment networks in approximately 190 countries around the world. In Latin America, Turner distributes Space, Infinito, I-Sat, Fashion TV, HTV and Much Music, which air movies and series, documentaries, fashion and lifestyle content and music videos. In addition, Turner has the sales representation rights to nine networks that are owned by third parties and operated principally in Latin America. In India and certain other South Asian territories, Turner distributes Pogo, an entertainment network for children. Turner India also distributes and has sales representation rights to HBO in India and the Maldives. In Japan, Turner distributes Mondo TV, an entertainment channel geared toward men, and Tabi, an entertainment channel focused on travel. Turner also distributes WB, an English language entertainment channel in India that features movies and television programming, primarily licensed from Warner Bros.

CNN International, an English language news network, is distributed in more than 190 countries and territories as of the end of 2010. CNN International has network feeds in five separate regions: Europe/Middle East/Africa, Asia Pacific, South Asia, Latin America and North America. HLN is distributed in Canada, the Caribbean, parts of Latin America and the Asia Pacific region. CNN en Español, a separate Spanish language news network, is distributed in Latin America and the U.S.

In a number of regions, Turner has launched local-language versions of its channels through joint ventures or contractual arrangements with local partners. These include CNN Turk, a Turkish language 24-hour news network available in Turkey and the Netherlands; TNT Turkey, a Turkish language channel distributed in Turkey; CNN Chile, a Spanish language 24-hour news network distributed in Chile; CNNj, an English-with-Japanese-translation news service in Japan; Cartoon Network Korea, a local-language 24-hour channel for kids; and BOING, an Italian language 24-hour kids animation network. CNN content is distributed through CNN-IBN, a co-branded, 24-hour, English language general news and current affairs channel in India.

Turner has been pursuing international expansion in select areas. For example, in January 2010, Turner Latin America acquired the sales representation rights to the Warner Bros. channel in Latin America. In February 2010, Turner acquired a majority stake in NDTV Imagine Limited, which owns a Hindi general entertainment channel in India. In April 2010, Turner launched truTV across several countries in Asia. In August 2010, Turner acquired Millennium Media Group, a Sweden-based channel operator with niche television channels targeting Scandinavia, the Baltics, Benelux and Africa. In October 2010, Turner acquired Chilevisión, a television broadcaster in Chile. Also in October 2010, Turner launched Cartoon Network in Arabic in Saudi Arabia. In recent years, Turner has also expanded its presence in Germany, Japan, Korea, Turkey and the United Arab Emirates.

Websites and Digital Applications and Initiatives

Turner operates various websites that generate revenues primarily from the sale of advertising. In 2010, Turner entered into an agreement with the NCAA, pursuant to which Turner will manage and operate the NCAA’s digital portfolio, including NCAA.com, through 2024. Turner will also manage advertising sales for NCAA digital platforms. Also in 2010, Turner and Time Inc. formed a strategic digital partnership between Turner and Sports Illustrated. Under the agreement, Turner manages the SI.com and Golf.com websites, including selling advertising, product management, marketing and business and technical operations for the websites.

CNN has multiple websites, including CNN.com and several localized editions that operate in Turner’s international markets. CNN also operates CNNMoney.com in partnership with Time Inc.’s Money and Fortune magazines and CNNMexico.com pursuant to a joint venture with Time Inc.’s Grupo Expansión, a leading Mexican consumer magazine publisher. Turner operates the NASCAR websites NASCAR.com and NASCAR.com en Español under an agreement with NASCAR that runs through 2014, and the websites of the PGA and PGA Tour, PGA.com and PGATour.com, respectively, under an agreement with the PGA that runs through 2019 and an agreement with the PGA Tour that runs through 2011. Effective through the 2015/2016 season, Turner and the NBA jointly manage a portfolio of the NBA’s digital businesses, including NBA.com. Turner also operates CartoonNetwork.com, as well as 61 international websites affiliated with the regional children’s services feeds.

Turner also publishes several Apps in Apple Inc.’s iTunes App Store and Google Inc.’s Android Market App Store, including CNN Mobile, which became available internationally in 2010, and the CNN App for iPad and truTV Mobile, which were launched in 2010.

Turner ended 2010 with TV Everywhere versions of its networks available to four of its largest affiliates. In 2011, Turner intends to continue to partner with affiliates on initiatives to allow subscribers to watch Turner’s content on demand and on multiple devices.

Home Box Office

HBO, operated by Home Box Office, is the nation’s most widely distributed premium pay television service. At December 31, 2010, Home Box Office had over 81 million worldwide subscribers, which consisted of approximately 39.4 million domestic premium pay subscribers and approximately 42.5 million premium pay and basic cable subscribers in HBO Central Europe and unconsolidated international joint ventures. Both HBO and Cinemax are made available in HD on a number of multiplex channels. Home Box Office also offers HBO and Cinemax On Demand, subscription products that enable Subscribers to view programs at the time they choose.

In 2010, Home Box Office continued to expand the on demand broadband offerings of HBO and Cinemax by rolling out HBO GO and MAX GO with certain affiliates. These offerings provide Subscribers with online access to a wide variety of HBO and Cinemax content from any U.S. location with a broadband connection. Home Box Office expects to launch HBO GO and MAX GO with a number of additional affiliates in 2011.

A major portion of the programming on HBO and Cinemax consists of recently released, uncut and uncensored theatrical motion pictures. Home Box Office’s practice has been to negotiate licensing agreements of varying duration with major motion picture studios and independent producers and distributors in order to ensure continued access to such films. These agreements typically grant to Home Box Office the exclusive right to exhibit and distribute recently released and certain older films owned by the particular studio, producer or distributor on a subscription basis (including via broadband networks) in exchange for negotiated fees, which may be a function of, among other things, the box office performances of the films.

HBO is also defined by its award-winning original dramatic and comedy series, such as True Blood, Boardwalk Empire, Entourage, and Curb Your Enthusiasm, as well as movies, mini-series, boxing matches and sports news programs, comedy specials, family programming and documentaries. Among other awards, HBO won 4 Golden Globes— the most of any network — in 2011 and 25 Primetime Emmys and 9 Sports Emmys in 2010. In addition, in 2010, HBO won three Peabody Awards, including awards for the series In Treatment and the documentary Thrilla in Manila, and an Academy Award for the documentary Music by Prudence.

Home Box Office also generates revenues from the exploitation of its original programming through multiple distribution outlets. HBO Home Entertainment markets a variety of HBO’s original programming on DVD and Blu-ray Discs. Home Box Office licenses its original series, such as The Sopranos, Sex and the City, Entourage and Curb Your Enthusiasm, to basic cable channels and has also licensed Entourage and Curb Your Enthusiasm in syndication. The Home Box Office-produced show Everybody Loves Raymond, which aired for nine seasons on broadcast television, is currently in syndication as well. Home Box Office content is also distributed by Apple Inc., Amazon and Sony PlayStation through their respective online stores in the U.S. and various international regions, as well as on various mobile telephone platforms.

HBO- and Cinemax-branded premium pay and basic cable services are distributed in more than 50 countries in Latin America, Asia and Central Europe, primarily through various joint ventures. In the first quarter of 2010, Home Box Office acquired the remainder of its partners’ interests in HBO Central Europe and purchased an additional 21% equity interest in HBO Latin America Group, consisting of HBO Brasil, HBO Olé and HBO Latin America Production Services (collectively, “HBO LAG”), bringing its interest in HBO LAG to 80%. In addition, Home Box Office expects to acquire an additional 8% equity interest in HBO LAG in the first quarter of 2011. In recent years, Home Box Office also has acquired additional equity interests in HBO Asia, HBO South Asia and HBO LAG.

The CW

Launched at the beginning of the Fall 2006 broadcast season, The CW broadcast network is a 50-50 joint venture between Warner Bros. and CBS Corporation. The CW’s schedule includes, among other things, a 5-night, 10-hour primetime lineup with programming such as Gossip Girl, 90210, One Tree Hill, America’s Next Top Model,

The Vampire Diaries, Nikita, Hellcats, Smallville and Supernatural, as well as a five-hour block of animated children’s programming on Saturday mornings. As of December 31, 2010, The CW was carried nationally by affiliated television stations covering 95% of U.S. television households. Among the affiliates of The CW are 13 stations owned by Tribune Broadcasting and 8 stations owned by CBS Corporation.

Central Media Enterprises Ltd.

The Company holds an approximately 29.5% interest in Central Media Enterprises Ltd., a publicly-traded broadcasting company that operates leading networks in six Central and Eastern European countries as of December 31, 2010.

Competition

The Networks businesses compete with other television services for marketing and distribution by cable, satellite and other distribution systems. The Turner Networks and websites compete for advertising with other networks and media such as the Internet, print, radio and outdoor display. The Networks businesses also compete for viewers’ attention and audience share with all other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, other pay and basic cable television services, motion pictures, home video products and services (including subscription rental and Internet streaming services and rental kiosks), pay-per-view and video-on-demand services, online activities (including Internet streaming and downloading), and other forms of news, information and entertainment. In addition, competition for programming, particularly licensed and sports programming is intense, and the Networks businesses face competition for programming from those same commercial television networks, independent stations, and pay and basic cable television services.

The production divisions in the Networks businesses compete with other production companies for the services of producers, directors, writers, actors and others and for the acquisition of scripts.

FILMED ENTERTAINMENT

The Company’s Filmed Entertainment businesses produce and distribute theatrical motion pictures, television shows, animation and other programming and videogames; distribute home video product; and license rights to the Company’s feature films, television programming and characters. All of these businesses are principally conducted by various subsidiaries and affiliates of Warner Bros. Entertainment Inc., a wholly owned subsidiary of the Company, that are known collectively as the Warner Bros. Entertainment Group (“Warner Bros.”).

Feature Films

Warner Bros.

Warner Bros. produces feature films both wholly on its own and under co-financing arrangements with others, and also distributes its films and completed films produced by others. Warner Bros.’ feature films are produced under the Warner Bros. Pictures, New Line Cinema and Castle Rock banners. The terms of Warner Bros.’ agreements with independent producers and other entities are separately negotiated and vary depending on the production, the amount and type of financing by Warner Bros., the media and territories covered, the distribution term and other factors.

Warner Bros.’ feature film strategy focuses on offering a diverse slate of films with a mix of genres, talent and budgets that includes several “event” movies each year and building and leveraging franchises, such as Harry Potter, Batman and The Lord of the Rings. During 2010, Warner Bros. released 23 original motion pictures for theatrical exhibition, including Harry Potter and the Deathly Hollows: Part 1, Inception, Clash of the Titans, Sex and the City 2 and Valentine’s Day. Of the original motion pictures for theatrical exhibition released during 2010, five were released in 3D, including Clash of the Titans and Yogi Bear. During 2009, Warner Bros. released 26 original motion pictures for theatrical exhibition, including Harry Potter and the Half-Blood Prince, The Hangover,

Sherlock Holmes, The Blind Side and Invictus. Warner Bros. released one film in January 2011, and currently plans to release 22 additional original motion pictures for distribution throughout the year, including Harry Potter and the Deathly Hollows: Part 2, Green Lantern, Sherlock Holmes 2, Happy Feet 2 and The Hangover 2. Of the original motion pictures expected to be released during 2011, Warner Bros. expects to release seven in 3D, including Harry Potter and the Deathly Hollows: Part 2, Green Lantern and Happy Feet 2. Release dates for Warner Bros.’ theatrical films are determined by a number of factors, including competition and the timing of vacation and holiday periods. Films released theatrically in the U.S. can be released in international territories either day-and-date with the domestic release or according to a staggered release schedule.

Warner Bros. incurs significant production, marketing, advertising and distribution costs in connection with the theatrical release of a film. As a result, Warner Bros. typically incurs losses with respect to a particular film prior to and during a film’s theatrical exhibition, and a particular film may not produce profit until well after the film’s theatrical release. In response to the high cost of producing theatrical films, Warner Bros. has entered into certain film co-financing arrangements with other companies, decreasing its financial risk while in most cases retaining substantially all worldwide distribution rights. Of the total 2010 releases, eight were wholly financed by Warner Bros. and 15 were financed with or by others. Warner Bros. has co-financing arrangements with Village Roadshow Pictures and Legendary Pictures, LLC. Additionally, Warner Bros. has an exclusive distribution arrangement with Alcon Entertainment for distribution of all of Alcon’s motion pictures in domestic and certain international territories. Warner Bros. also has an exclusive distribution arrangement with Dark Castle Holdings, LLC for films produced on or before September 30, 2012, under which Warner Bros. has agreed to distribute up to 15 Dark Castle feature films throughout the U.S. and, generally, in all international territories.

Warner Bros. also distributes feature films acquired or produced for theatrical exhibition in more than 125 international territories. In 2010, Warner Bros. released 17 such English-language and 27 such local-language films.

After their theatrical exhibition, Warner Bros. licenses its newly produced films, as well as films from its library, for distribution in various windows on broadcast, cable, satellite and pay television channels both domestically and internationally, including cable and pay television channels affiliated with the Company, and it also distributes its films on DVD and Blu-ray Discs and in digital versions. Each of these windows is discussed in more detail below.

Newly produced films are released in the home entertainment window approximately three to six months following their release to theatrical exhibition, with the actual release date being influenced by seasonality, competitive conditions, film attributes and expected performance. In the U.S. and most major international markets, Warner Bros. generally releases all films simultaneously for DVD and Blu-ray Disc sales, rental through brick and mortar retailers, video on demand (“VOD”) and electronic sell-through (“EST”). Beginning in 2010, Warner Bros. began releasing newly produced films to subscription services and discount kiosks 28 days following their release to other home entertainment services. Approximately one year after their theatrical exhibition, Warner Bros. licenses its newly produced films, as well as films from its library, for distribution in various windows on pay and free television channels delivered by cable, satellite and other multi-channel video programming distributors both domestically and internationally, including the Company’s networks and premium pay television services.

Warner Bros. has an extensive film library consisting of rights to over 6,000 films previously released by Warner Bros. and other studios.

Television

Warner Bros. Television Group (“WBTVG”) is one of the world’s leading suppliers of television programming, distributing programming in the U.S. as well as in more than 220 international territories and in more than 145 languages. WBTVG both develops and produces new television series, reality-based entertainment shows and animation programs for the Company’s networks and third parties. WBTVG licenses such programming for initial telecast and off-network exhibition, VOD and EST. During 2010, the cable off-network rights became available for Two and a Half Men. During 2010, WBTVG also renewed licenses with local broadcasters for Two and a Half Men, and WBTVG licensed the cable and local off-network rights for The Big Bang Theory (available in 2011) and the off-network cable rights for The Closer. WBTVG also licenses programming from the Warner Bros. library for exhibition on various media in the U.S. and internationally. Warner Bros. International Television Distribution Inc. is forming an international group of local television production companies in major territories with a focus on non-scripted programs and formats that can be sold internationally and adapted for sale in the U.S. As part of this initiative, Warner Bros. acquired an approximate 55% interest in Shed Media plc, a leading television producer in the U.K., in October 2010.

WBTVG programming is primarily produced by Warner Bros. Television (“WBTV”), a division of WB Studio Enterprises Inc. that produces primetime dramatic and comedy programming for the broadcast networks and for cable networks, including the Company’s networks; Warner Horizon Television Inc. (“Warner Horizon”), which specializes in unscripted programming for broadcast networks as well as scripted and unscripted programming for cable networks; and Telepictures Productions Inc. (“Telepictures”), which specializes in reality-based and talk/variety series for the syndication and daytime markets. For the 2010-11 season, WBTV is producing, among others, Nikita and Gossip Girl for The CW and Two and a Half Men, The Big Bang Theory, The Mentalist, Mike & Molly, Fringe, Chuck and The Middle for other broadcast networks. WBTV also produces original series for cable networks, including The Closer for TNT. Warner Horizon produces the primetime reality series The Bachelor and other original series for cable networks, including Rizzoli & Isles for TNT and Pretty Little Liars. Telepictures produces first-run syndication shows such as Extra, The Ellen DeGeneres Show, TMZ and Lopez Tonight for TBS.

Warner Bros. Animation Inc. (“WBAI”) creates, develops and produces contemporary animated television programming and original made-for-DVD releases, including Batman: The Brave & The Bold and Young Justice for Cartoon Network and the Scooby-Doo series. WBAI also oversees the creative use of, and production of animated programming based on, classic animated characters from Warner Bros., including Looney Tunes, and from the Hanna-Barbera and DC Comics libraries.

Warner Bros.’ television library consists of rights to many television series, reality-based entertainment shows, animation programs and made-for-television movies.

Home Entertainment

Warner Home Video (“WHV”), a division of Warner Bros. Home Entertainment Inc. (“WBHE”), distributes DVDs and Blu-ray Discs containing filmed entertainment product and television programming produced or otherwise acquired by the Company’s various content-producing subsidiaries and divisions, including Warner Bros. Pictures, Warner Bros. Television, New Line Cinema, Home Box Office and Turner. Significant WHV releases during 2010 of filmed entertainment product included The Blind Side, Inception, Sherlock Holmes, Clash of the Titans, Sex and the City 2, and The Book of Eli. Significant WHV releases during 2009 of filmed entertainment product included Harry Potter and the Half-Blood Prince, The Hangover and Gran Torino. WHV also distributes DVDs and Blu-ray Discs from Warner Bros.’ extensive library. In addition, WHV distributes other companies’ product, including DVDs and Blu-ray Discs for BBC, Sesame Street and national sports leagues in the U.S., and has similar distribution relationships with content producers outside the U.S.

WHV sells and licenses DVD and Blu-ray Disc product for resale in the U.S. and in major international territories to retailers and wholesalers through its own sales force, with warehousing and fulfillment handled by third parties. In some countries, WHV’s product is distributed through licensees. DVD and Blu-ray Disc product is replicated by third parties under contract with WHV and/or its affiliates in applicable territories. The replication of DVD and Blu-ray Disc product for the U.S., Canada, Europe and Mexico is provided under long-term contracts with two manufacturers, and the replication of DVD and Blu-ray Disc product for Japan is provided under a long-term contract with one manufacturer.

Warner Premiere, a division of Warner Specialty Films Inc., develops and produces feature films and short-form content for home entertainment platforms, including DVD, Blu-ray Disc, VOD and EST. Warner Premiere produced 10 direct-to-home-entertainment movies in 2010, including Scooby Doo: Curse of the Lake Monster. In addition, in 2010, Warner Premiere Digital produced two short form series for debut on broadband platforms: Jonah Hex Motion Comics, a series of animated stories based on the classic Jonah Hex comics, and Aim High, a live-action science fiction series.

Interactive Videogames

Warner Bros. Interactive Entertainment (“WBIE”), a division of WBHE, develops, publishes and licenses interactive videogames for a variety of platforms based on Warner Bros. and DC Comics properties, as well as original game properties. In 2010, WBIE continued to expand its games publishing business through acquisitions, including the acquisition of Turbine Inc., the developer of The Lord of the Rings Online, and a majority stake in Rocksteady Studios, the developer of Batman: Arkham Asylum, as well as increasing its development capabilities, entering into new videogame distribution agreements and further leveraging WBHE’s global distribution infrastructure. Significant releases in 2010 included LEGO Harry Potter: Years 1 — 4, The Lord of the Rings: Aragorn’s Quest, and Super Scribblenauts. WBIE has entered into an agreement for the co-financing of certain of its interactive videogames with Imagenation Abu Dhabi, a subsidiary of Abu Dhabi Media Company.

Digital Media

Warner Bros. Digital Distribution (“WBDD”), a division of WBHE, enters into domestic and international licensing arrangements for distribution of Warner Bros.’ film and television content as well as acquired content through VOD and EST transactions via cable, IPTV systems, satellite and online services for delivery to consumers worldwide. WBDD licenses film and television content for both VOD and EST to affiliates such as Comcast, Time Warner Cable, DirecTV, DISH Network and Verizon, as well as broadband customers including Apple’s iTunes Store, Amazon’s Video on Demand, Microsoft’s Xbox 360 and Sony’s Playstation 3. WBDD has also licensed movies, as well as a slate of catalog television shows, including Nip/Tuck and several television series with a limited number of episodes, to various subscription on demand streaming services. In 2010, WBDD continued its content release strategy of making its films available, both domestically and in 30 international territories, in VOD and EST on the same date as their release on DVD and Blu-ray Discs.

WBDD has arrangements with a number of mobile handset and PC manufacturers, including Nokia, Samsung and Dell, to pre-load films onto their devices to be marketed to consumers. WBDD also entered into content licensing deals for online and mobile interactive videogames involving DC Comics properties and Harry Potter. In addition to its content licensing activities, as of December 31, 2010, WBDD had published 12 Apps in Apple’s iTunes App Store, including Lego Harry Potter: Years 1-4; Harry Potter: Spells, Lego Batman and Sherlock Holmes Mysteries. In partnership with WBIE, WBDD expanded its digital distribution strategy to include the online distribution of interactive videogames on multiple platforms including PC, Microsoft’s Xbox 360, Sony’s Playstation 3, and handheld devices including Sony’s PSP device and Apple’s iPhone and iPod Touch. WBDD also continued to test delivery of content through digital kiosk locations in 2010.

WBDD manages Warner Bros.’ direct-to-consumer retail website, wbshop.com, which includes the Warner Archive Collection manufacturing-on-demand offering, with 786 film titles and television series available as of December 31, 2010, many of which were never before released on DVD.

WBDD also makes digital copies of movies available to consumers who purchase specially marked DVDs and Blu-ray Discs, either by entering a code included in the product packaging that allows consumers to download a file containing the film or by placing an electronic copy of the film directly on the DVD or Blu-ray Disc that the consumer can unlock. In 2010, digital copies were offered to purchasers of DVDs and Blu-ray Discs on 74 titles in the United States, and digital copy offers were also made available for certain titles in 50 international territories.

WBTVG’s online destination, TMZ.com is one of the leading entertainment news brands in the U.S. across online, TV and mobile. WBTVG operates websites for many of its syndicated television properties, including The Ellen DeGeneres Show and Extra. The destination site TheWB.com is an online video site featuring programs from the Warner Bros. library and new original production, and its KidsWB.com is a casual game and video online destination site with a target audience of kids, ages 6-12. In addition, WBTVG partnered with Time Inc.’s Essence Communications Inc. on the launch and operation of the online destination Essence.com, which was launched in conjunction with Time Inc.’s Essence magazine, a leading lifestyle magazine for African-American women in the U.S. WBTVG’s digital production venture, Studio 2.0, creates original programming for worldwide online and wireless distribution.

Many of WBTVG’s current on-air television series are available on demand via broadband and wireless streaming and downloading and cable on demand platforms under agreements entered into with the broadcast and cable networks exhibiting the series. Under those agreements, the networks have the right to offer each series episode on demand for a limited period of time after the episode airs and WBTVG retains the right to offer current episodes in EST during the same timeframe, and, increasingly, WBTVG has the right to offer online streaming of current series episodes at the end of a broadcast year. WBTVG also selectively licenses certain off-air or library television series for exhibition online in the U.S. to broadcast licensees and third party video exhibition sites. Internationally, WBTVG has a number of Warner Bros. branded on-demand program services, which, as of December 31, 2010, included eight services in the U.K., five in each of China and Japan, four in Germany, three in France, two in each of Austria and Italy, and one in each of the Netherlands, Finland, Canada, Greece/Cyprus, Poland, Portugal, Russia, Spain, Sweden, Switzerland, Turkey, Korea, Australia and New Zealand. In addition, WBTVG operates linear Warner Bros. branded general entertainment channels in Latin America and Asia, and supplies programming to a linear Warner Bros. branded general entertainment channel in India.

Other Entertainment Assets

Warner Bros. Consumer Products Inc. licenses rights to licensees, manufacturers, publishers, retailers and theme park operators in both domestic and international markets to the names, likenesses, images, logos and other representations of characters and copyrighted material from the films and television series produced or distributed by Warner Bros., including the superhero characters of DC Comics, Hanna-Barbera characters, classic films and Looney Tunes.

DC Entertainment, which is wholly owned by the Company, is responsible for bringing the DC Comics business, brand and characters from comics into other content and distribution businesses, including feature films, television programming, interactive videogames, direct-to-consumer platforms, and consumer products. DC Comics, also wholly owned by the Company, published on average 95 comic books and 28 graphic novels per month in 2010, featuring such popular characters as Superman, Batman, Green Lantern, Wonder Woman and The Sandman. DC Entertainment is the operating name of E.C. Publications, Inc., which also publishes MAD magazine.

Warner Bros. and CBS Corporation each have a 50% interest in The CW, a broadcast network launched at the beginning of the Fall 2006 broadcast season. For additional information, see “Networks,” above.

Warner Bros. International Cinemas Inc. holds interests through joint ventures in 67 multi-screen cinema complexes, with over 550 screens in Japan and the U.S. as of December 31, 2010.

In 2007, Warner Bros. entered into a multi-faceted strategic alliance with ALDAR Properties PJSC, an Abu Dhabi real estate development company, and Abu Dhabi Media Company, a media company owned by the Abu Dhabi government. As of December 31, 2010, the strategic alliance relates to the creation of a theme park branded with Warner Bros. intellectual property and an agreement for the co-financing and distribution of interactive videogames.

Competition

The production and distribution of theatrical motion pictures, television, videogame and animation product are highly competitive businesses. These businesses compete with each other, as well as with other forms of entertainment, including Internet streaming and downloading, websites providing social networking and user-generated content, interactive games and other online activities, sports, print media, live events and radio broadcasts for consumers’ entertainment and leisure time and spending. The number and quality of motion pictures, home entertainment titles or videogames released in any given period may create over-supply in the market and increase competition for consumers’ attention, and, in the case of the theatrical release of 3D motion pictures, many compete for a limited number of available 3D screens. Furthermore, there is intense competition in the television industry evidenced by the increasing number and variety of networks now available. Despite this increasing number of networks, access to primetime and syndicated television slots has actually tightened as networks and owned and operated stations increasingly source programming from content producers aligned with or owned by their parent companies. There is active competition among all production companies in these industries for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent distributors as well as major studios. The competitive position of a producer or distributor of theatrical motion pictures, television, videogame and animation product is also greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace.

Warner Bros. also competes in its character merchandising and other licensing activities with other licensors of characters, brands and celebrity names.

PUBLISHING

The Company’s publishing business is conducted primarily by Time Inc., a wholly owned subsidiary of the Company. Time Inc. is the largest magazine publisher in the U.S. based on advertising revenues, as measured by Publishers Information Bureau (“PIB”). In addition to publishing magazines, Time Inc. also operates or has editorial responsibility for a number of websites, as well as certain direct-marketing and marketing services businesses.

Publishing

As of December 31, 2010, Time Inc. published 22 magazines in the U.S., including People, Sports Illustrated, Time, InStyle, Real Simple, Southern Living, Entertainment Weekly and Fortune, and over 70 magazines outside the U.S., primarily through IPC Media (“IPC”) in the U.K. and Grupo Expansión (“GEX”) in Mexico. In addition, Time Inc. operates or has editorial responsibility for over 45 magazine websites, such as CNNMoney.com, People.com, and Time.com, that collectively had average monthly unique visitors of over 50 million in the U.S., the U.K., Mexico and other countries during the fourth quarter of 2010, according to comScore Media Metrix. Time Inc. also publishes magazine content on digital devices. As of December 31, 2010, individual issues of People, Sports Illustrated, Time and Fortune were available through Apple’s iTunes App Store for download on the iPad.

Until recently, Time Inc.’s U.S. magazines and companion websites were organized into three business units, each under a single management team: Style and Entertainment, News and Lifestyle. This structure has enabled Time Inc. to reduce its costs by bringing together under centralized management products that have a common appeal in the marketplace. In December 2010, Time Inc. split the News unit into two separate units, News and Sports, in order to build on their strengths, including in the digital and international arenas. In addition, across Time Inc.’s four U.S. business units, magazine consumer marketing and production and distribution activities are generally centralized, and subscription fulfillment activities for Time Inc.’s U.S. magazines are primarily administered from a centralized facility in Tampa, Florida.

In July 2010, Time Inc. and Turner announced the formation of a strategic digital partnership between Turner Sports and Sports Illustrated. The partnership combines Sports Illustrated’s and Golf’s content with Turner’s digital media and sales expertise. Under the agreement, Turner manages the SI.com and Golf.com websites and, since the fourth quarter of 2010, sells all advertising for the websites. Accordingly, Turner now receives all advertising revenues generated from the websites, and Time Inc. receives a license fee from Turner and reimbursement for certain website editorial and other costs.

In December 2009, Time Inc., together with four other leading publishers, announced the formation of Next Issue Media, an independent venture to develop a new digital storefront and related technology that will allow consumers to enjoy media content on portable digital devices. Next Issue Media’s initial digital storefront is expected to launch in 2011.

In 2009, Time Inc. implemented cost-saving initiatives, particularly at its News business unit, and executed a restructuring initiative, primarily relating to headcount reductions, which benefitted Time Inc.’s performance in 2010. Time Inc. continues on an ongoing basis to look for opportunities to implement cost-savings initiatives.

Style and Entertainment

People is a weekly magazine that reports on celebrities and other newsworthy individuals. People magazine generated approximately 20% of Time Inc.’s revenues in 2010. The People franchise also includes: People StyleWatch, a monthly magazine aimed at U.S. style-conscious younger readers; People en Espaňol, a monthly Spanish-language magazine aimed primarily at U.S. Hispanic readers; People Country, a magazine published six times in 2010, aimed at U.S. country music fans; People.com, a leading website for celebrity news, photos and entertainment coverage; and PeopleEnEspañol.com, a bilingual website aimed primarily at the U.S. Hispanic audience.

InStyle, a monthly magazine, and InStyle.com, a related website, focus on celebrity, lifestyle, beauty and fashion. StyleFeeder, a personal shopping engine, was acquired by a subsidiary of Time Inc. in January 2010. Using Stylefeeder’s technology, the publishers of InStyle launched Stylefind.com, an e-commerce shopping channel, in November 2010. Time Inc. also publishes InStyle in the U.K. through IPC and in Mexico through GEX.

Entertainment Weekly, a weekly magazine, and EW.com, a related entertainment news website, feature reviews and reports on movies, DVDs, video, television, music and books.

Essence Communications Inc. (“ECI”) publishes Essence, a leading lifestyle magazine for African-American women in the U.S., and, with its partner Warner Bros., Essence.com, a related website. ECI and Warner Bros. have also expanded the brand’s content into television and home entertainment. ECI also produces the annual Essence Music Festival.

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

This Old House, a magazine published 10 times per year, and ThisOldHouse.com, a related website, focus on home improvement. Through subsidiaries, Time Inc. also produces two television series, This Old House and Ask This Old House, which focus on home improvement.

Coastal Living, a monthly shelter and lifestyle magazine, and CoastalLiving.com, a related website, focus on home design and lifestyles in coastal areas of the U.S.

MyRecipes.com, a recipes website, and MyHomeIdeas.com, a shelter website, both feature original content and content from other Time Inc. Lifestyle brands.

News

Time is a weekly newsmagazine that summarizes the news and interprets the week’s events, both national and international. Time also has three English-language weekly editions that circulate outside the U.S. TIME.com, a related website, provides breaking news and analysis, giving its readers access to its 24-hour global news gathering operation and its vast archive. Time for Kids is a weekly current events newsmagazine for children ages five to 13.

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

Life.com is an unconsolidated joint venture between Time Inc. and Getty Images, Inc. It is one of the largest collections of professional photography online with more than 10 million photos, a combination of the legendary Life magazine archives and Getty’s extensive collection of images.

Sports

Sports Illustrated is a weekly magazine that covers sports. Sports Illustrated for Kids is a monthly sports magazine intended primarily for pre-teenagers. Time Inc. also has editorial responsibility for SI.com, a leading sports news website that provides up-to-the-minute scores and sports news 24/7, as well as statistics and analysis of domestic and international professional sports and college and high school sports.

Golf is a leading monthly golf magazine. Time Inc. also has editorial responsibility for Golf.com, a website that features user-friendly content designed to help readers play their best golf and maximize their golfing experience.

Other Publishing Operations

Time Inc. also has responsibility under a management contract for the American Express Publishing Corporation’s publishing operations, including its travel and epicurean magazines Travel & Leisure, Food & Wine and Departures and their related websites.

International

IPC, a leading U.K. consumer magazine publisher, publishes approximately 55 magazines as well as numerous special issues. IPC is organized into three operating divisions, Connect, Inspire and SouthBank, which are aligned with its three core audience groups of mass-market women, men and upscale women. This structure is intended to facilitate the delivery of highly targeted audiences to IPC’s advertisers and bring focus and efficiency to IPC’s operations. IPC’s magazines include (i) in the Connect division, What’s On TV and TV Times, television listing magazines, Chat, Woman and Woman’s Own, magazines focused on women’s lifestyle, and Now, a celebrity magazine; (ii) in the Inspire division, Country Life and Horse & Hound, magazines focused on leisure, and Nuts, a men’s lifestyle magazine; and (iii) in the SouthBank division, Woman & Home, Ideal Home and Homes & Gardens, magazines focused on homes and gardens.

In addition, IPC publishes four magazines through three unconsolidated joint ventures with Groupe Marie Claire. IPC websites include ShopStyle, a shopping portal on instyle.co.uk; video channels on nme.com, nuts.co.uk, trustedreviews.com and golfmonthly.co.uk, among other websites; Mousebreaker.com, a U.K. free-to-play game site; and goodtoknow.co.uk, an advice website for women.

In 2010, IPC sold 20 of its magazines that targeted niche audiences.

GEX, a leading Mexican consumer magazine publisher, publishes 13 magazines in Mexico including: Quién, a celebrity and personality magazine; Expansión, a business magazine; IDC, a tax and accounting bulletin; InStyle Mexico, a fashion and lifestyle magazine for women; and Chilango, a Mexico City listing guide. In addition, GEX publishes two magazines through an unconsolidated joint venture with Hachette Filipacchi Presse S.A. GEX has licensing agreements with Mexicana Airlines to publish Vuelo and Click Airlines to publish Loop, two in-flight magazines, but their publication is on hiatus due to the airlines’ suspension of operations. GEX also owns and operates MedioTiempo.com, a leading sports website in Mexico, MetrosCúbicos.com, a leading website for classified real estate listings in Mexico, CNNExpansíon.com, a leading business website in Mexico, and Quien.com, a leading celebrity site. In addition, GEX and Turner formed a joint venture to launch CNNMexico.com, a Spanish-language news site that provides local, national and international news from a Mexican perspective, in February 2010.

Time Inc. licenses approximately 50 editions of its magazines for print publication outside the U.S. to publishers in over 20 countries. In addition, Time Inc. has been expanding its licensing to digital platforms outside the U.S. and has licenses in approximately 10 countries.

Advertising

Time Inc. derives approximately half of its revenues from the sale of advertising, primarily from its print magazines with a smaller amount of advertising revenues from its websites and digital magazines for tablets. Advertising carried in Time Inc.’s magazines and on its websites is predominantly consumer advertising, including toiletries and cosmetics, food, drugs, automobiles, financial services and insurance, travel and home, media and movies, retail and department stores, computers and telecommunications, and apparel and accessories.

In 2010, Time Inc.’s U.S. magazines accounted for 20.7% (compared to 20.0% in 2009) of the total U.S. advertising revenues in consumer magazines, excluding newspaper supplements, as measured by PIB. People, Sports Illustrated and Time were ranked 1, 3 and 7, respectively, in terms of PIB-measured advertising revenues in 2010, and Time Inc. had six of the top 25 leading magazines based on the same measure.

Pursuant to the digital partnership between Turner and Sports Illustrated, beginning in the fourth quarter of 2010, Turner receives all advertising revenues generated from the SI.com and Golf.com websites, and Time Inc. receives a license fee from Turner and reimbursement for certain website editorial and other costs.

Circulation

Through the sale of magazines to consumers, circulation generates significant revenues for Time Inc. In addition, circulation is an important component in determining Time Inc.’s print advertising revenues because advertising page rates are based on circulation and audience. Most of Time Inc.’s U.S. magazines are sold primarily by subscription and delivered to subscribers through the mail. Subscribers to the print version of People magazine may also download the digital version of People through Apple’s iTunes App Store for no additional fee. Subscriptions are sold primarily through direct mail and online solicitation, subscription sales agents, marketing agreements with other companies and insert cards in Time Inc. magazines and other publications. Most of Time Inc.’s international magazines are sold primarily at newsstands.

Time Inc.’s Synapse Group, Inc. (“Synapse”) is a leading seller of domestic magazine subscriptions to Time Inc. magazines and magazines of other U.S. publishers. Synapse sells magazine subscriptions principally through marketing relationships with commercial airlines that have frequent flier programs, retailers, Internet businesses, consumer catalog companies, and credit card issuers.

Time Inc.’s school and youth group fundraising company business, QSP, offers fundraising programs that help schools and youth groups raise money through the sale of subscriptions to Time Inc. magazines and magazines of other publishers, among other products.

Newsstand sales of magazines, which are reported as a component of Subscription revenues, are sold through traditional newsstands as well as other retail outlets such as Wal-Mart, supermarkets and convenience and drug stores, and may or may not result in repeat purchases. Time/Warner Retail Sales & Marketing Inc. distributes and markets copies of Time Inc. magazines and books and certain other publishers’ magazines and books through third-party wholesalers primarily in the U.S. and Canada. Wholesalers, in turn, sell Time Inc. magazines and books to retailers. A small number of wholesalers are responsible for a substantial portion of Time Inc.’s newsstand sales of magazines and books. IPC’s Marketforce (U.K.) Limited distributes and markets copies of all IPC magazines, some international editions of Time Inc.’s U.S. magazines and certain other publishers’ magazines outside of the U.S. through third-party wholesalers to retail outlets. Individual issues of People, Sports Illustrated, Time and Fortune are also sold through Apple’s iTunes App Store for download on the iPad.

Paper and Printing

Paper constitutes a significant component of physical costs in the production of magazines. During 2010, Time Inc. purchased over 275,000 tons of paper for magazines and other printed products principally from three independent manufacturers.

Printing and binding for Time Inc. magazines are performed primarily by major domestic and international independent printing concerns in multiple locations in the U.S. and in other countries. Magazine printing contracts are typically fixed-term at fixed prices with, in some cases, adjustments based on inflation.

Marketing Services

Through subsidiaries, Time Inc. conducts marketing services businesses. The marketing services include providing customer relationship marketing programs, custom client publications and other platforms that enable clients to create and sustain profitable relationships with their customers. The marketing services also include advertising services for magazines that are customized, on multiple platforms, and targeted based on demographics and geography.

Direct-Marketing and Books

Through subsidiaries, Time Inc. conducts direct-marketing businesses as well as certain niche book publishing. In addition to magazine subscription fundraising programs, QSP offers fundraising programs that help schools and youth groups to raise money through the sale of chocolate, cookie dough and other products. Time Inc.’s book publishing business consists of Time Home Entertainment Inc. and Oxmoor House Inc., which publish how-to, lifestyle and special commemorative books and books on other topics through retail and direct mail channels under TIME books, LIFE books, Oxmoor House, Sunset and other imprints.

In 2009, Time Inc. sold Southern Living At Home, its direct selling division that sold home décor products through independent consultants.

Postal Rates

Postal costs represent a significant operating expense for Time Inc.’s magazine publishing and direct-marketing activities. In 2010, Time Inc. spent over $250 million for services provided by the U.S. Postal Service. The U.S. Postal Service did not increase postal rates in 2010 for services used by Time Inc., but is expected to increase such rates in 2011. Time Inc. does not expect to directly pass on any increased costs due to postal rate increases to magazine subscribers. Time Inc. strives to minimize postal expense through the use of certain cost-saving activities with respect to address quality, mail preparation and delivery of products to postal facilities.

Competition

Time Inc. faces significant competition from several direct competitors and other media, including the Internet. Time Inc.’s magazine and website operations compete with numerous other magazine and website publishers and other media for circulation and audience and for advertising directed at the general public and at more focused demographic groups. The publishing business presents few barriers to entry and many new magazines and websites are launched annually. Time Inc. has also recently begun creating digital versions of its magazines, primarily targeting consumers reading on mobile digital devices such as tablets. The use of these digital devices as distribution platforms for magazine products may lower the barriers to entry for launching digital magazine products that could compete with Time Inc.’s businesses.

Competition for magazine and website advertising revenues is primarily based on advertising rates, the nature and size of the audience (including the circulation and readership of magazines and the number of unique visitors to and page views on websites), audience response to advertisers’ products and services and the effectiveness of sales teams. Other competitive factors in publishing include product positioning, editorial quality, price and customer service, which impact audience, circulation revenue and advertising revenue. New digital platforms for publishing may impact the way in which Time Inc. competes for consumers with other forms of media. In addition, competition for magazine advertising revenue has intensified in recent years due to challenging economic conditions and the increasing shift in advertising dollars from traditional print to digital media.

Time Inc.’s marketing services businesses and direct-marketing businesses compete with other marketing services businesses and direct-marketing businesses through all media, including the Internet.

INTELLECTUAL PROPERTY

Time Warner is one of the world’s leading creators, owners and distributors of intellectual property. The Company’s vast intellectual property assets include copyrights in motion pictures, television programs, magazines, software and books; trademarks in names, logos and characters; patents or patent applications for inventions related to its products and services; and licenses of intellectual property rights of various kinds. The Company derives value from these assets through a range of business models, including the theatrical release of films, the licensing of its films and television programming to multiple domestic and international television and cable networks, pay television services, VOD and streaming, the sale of products such as DVDs, Blu-ray Discs, magazines and videogames and the operation of websites. It also derives revenues related to its intellectual property through advertising in its magazines, networks and online properties and from various types of licensing activities, including licensing of its trademarks and characters. To protect these assets, the Company relies on a combination of copyright, trademark, unfair competition, patent and trade secret laws and contract provisions. The duration of the protection afforded to the Company’s intellectual property depends on the type of property in question and the laws and regulations of the relevant jurisdiction.

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

REGULATORY MATTERS

The Company’s businesses are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities, and the Company’s international operations are subject to laws and regulations of local countries and international bodies such as the European Union. The Company’s U.S. cable networks and original programming businesses are subject to regulation by the Federal Communications Commission (the “FCC”). The Company’s U.S. magazine subscription and other direct marketing activities are subject to regulation by the Federal Trade Commission (the “FTC”). The laws, regulations, rules, policies and procedures affecting the Company’s businesses are subject to change. The following descriptions of significant federal, state, local and international laws and regulations and current regulatory agency inquiries and rulemaking proceedings should be read in conjunction with the texts of the respective laws, regulations, inquiries and rulemaking proceedings.

Network Regulation

Under the Communications Act of 1934, as amended, and its implementing regulations, U.S. cable networks are subject to certain direct and, through their distribution partners, indirect obligations that, among other things, require closed captioning of programming for the hearing impaired, limit the amount and content of commercial matter that may be shown during programming aimed primarily at an audience of children 12 and under, and require the identification of (or the maintenance of lists of) sponsors of political advertising. Various other federal laws also contain provisions that place restrictions on violent and sexually explicit programming and provisions relating to the voluntary promulgation of ratings by the industry.

In December 2010, the FCC adopted “net neutrality” rules requiring Internet service providers (“ISPs”) to follow certain principles with respect to broadband Internet access service provided to consumers. These principles, with certain exceptions (particularly for wireless ISPs), prohibit ISPs from blocking lawful content, applications, services, or non-harmful devices, and also prohibit unreasonable discrimination in the transmission of lawful network traffic. The FCC has indicated that agreements between an ISP and a third party to favor some network traffic over other network traffic in the Internet access service connection to a subscriber (i.e., “pay for priority”) may constitute unreasonable discrimination. It is not clear what impact these regulations will have on the increasing use of the Internet to deliver and receive video content. Lawsuits challenging the FCC’s authority to adopt these rules have been filed, and additional lawsuits are expected to be filed.

From time to time, the FCC and other federal agencies conduct inquiries and rulemaking proceedings, including the following, which could lead to additional regulations that could have a material effect on the Company and its businesses:

•	Smart Video Devices: The FCC initiated an inquiry in April 2010 to study potential options to spur development of smart video devices that are compatible with all multichannel video programming distributor (“MVPD”) services and that would be available for consumers to purchase in retail outlets. Under one proposed option, MVPD services would be sent to a universal adapter in a consumer’s home. The adaptor would enable the consumer to view the content from the MVPD service on a connected smart video device, such as a television or portable device. The FCC is expected to initiate a rulemaking proceeding in this area in 2011.
•	Bundling and Carriage Agreements: In October 2007, the FCC initiated a rulemaking proceeding to examine the use of bundling practices in carriage agreements for both broadcast and satellite cable programming. As of February 15, 2011, it is unclear what, if any, action the FCC will take in this matter.
•	Children’s Media: In 2009, the FCC initiated an inquiry to broadly survey the state of children’s media across multiple platforms and seek comment on existing ratings, advertising, and media literacy efforts. As of February 15, 2011, it is unclear what, if any, action the FCC will take in this matter. The FTC is also studying food and beverage marketing to children, and an interagency task force is expected to seek comment in 2011 on a proposed voluntary nutrition standard for marketing aimed at children 2-17 years old.
•	Disability Access: The FCC is expected to initiate several rulemaking proceedings in 2011 to implement the 21st Century Communications and Video Accessibility Act of 2010. This law extends closed captioning requirements to television programming distributed via the Internet after it is initially aired on a broadcast or cable network and reinstitutes the FCC’s video description rules for the sight impaired for the top five cable networks with more than 50 hours of non-exempt programming per quarter, which may include one or more of the Company’s U.S. cable networks. The FCC is also considering changes to its closed captioning rules, including the adoption of quality standards and either eliminating or changing existing exemptions to such rules.

In addition, in international territories in which the Company’s Networks businesses operate, laws and regulations have been instituted or proposed that, among other things, place limitations on the amount of advertising cable networks are entitled to air, impose local content quotas, require closed-captioning of programming, limit the kind and nature of advertising aimed at children, require operators of pay television packages to include a specified number of local channels based on the number of international channels that are carried by the operator and expand laws and regulations regarding content delivered via the Internet.

Marketing Regulation

Time Inc.’s U.S. magazine subscription and direct marketing activities, as well as marketing activities by other divisions of the Company, are subject to regulation by the FTC and each of the states under general consumer protection statutes prohibiting unfair or deceptive acts or practices. Certain areas of marketing activity are also subject to specific federal statutes and rules, such as the Telephone Consumer Protection Act, the Children’s Online Privacy Protection Act, the Gramm-Leach-Bliley Act (relating to financial privacy) and the FTC Mail or Telephone Order Merchandise Rule. Other statutes and rules also regulate conduct in areas such as privacy, data security, product safety and telemarketing. Time Inc. regularly receives and resolves routine inquiries from state Attorneys General and is subject to agreements with state Attorneys General addressing some of Time Inc.’s marketing activities.

In connection with their international activities, Time Inc. and the Company’s other divisions are subject to local laws and regulations relating to data privacy and electronic marketing, especially across Europe and the Asia Pacific region. In the European Union, these local laws and regulations include the European Data Protection Directive and the European Directive on Privacy and Electronic Communications. In addition, a combination of codes, directives, regulations and legislation covering consumer protection, electronic commerce and audiovisual media regulate the Company’s conduct of marketing and advertising activities in numerous individual territories internationally.

FINANCIAL INFORMATION ABOUT SEGMENTS, GEOGRAPHIC AREAS AND BACKLOG

Financial and other information by segment and revenues by geographic area for each year in the three-year period ended December 31, 2010 is set forth in Note 15 to the Company’s consolidated financial statements, “Segment Information.” Information with respect to the Company’s backlog, representing future revenue not yet recorded from cash contracts for the licensing of theatrical and television product, at December 31, 2010 and December 31, 2009, is set forth in Note 16 to the Company’s consolidated financial statements, “Commitments and Contingencies — Commitments — Programming Licensing Backlog.”

Item 1A.	Risk Factors.

RISKS RELATING TO TIME WARNER GENERALLY

The Company must respond to recent and future changes in technology, services, standards and consumer behavior to remain competitive and continue to increase its revenues. Technology, particularly digital technology used in the entertainment and media industry, continues to evolve rapidly, and advances in that technology have led to alternative methods for the distribution, storage and consumption of digital content. These technological changes have driven and reinforced changes in consumer behavior as consumers increasingly seek control over when, where and how they consume content digitally. For example, consumer electronic innovations have enabled consumers to view Internet-delivered content, including films, television programming and magazines, on televisions, computers, tablets, phones and other portable electronic devices. These changes in technology and consumer behavior have resulted in a number of challenges and risks for content owners and aggregators, such as the Company. For example, the growing number of content aggregators increases competition for programming and consumers’ leisure and entertainment time and discretionary spending, and the increased availability of programming online from content aggregators may diminish the perceived value of such programming in other distribution windows and negatively affect consumers’ decisions to purchase such programming. The Company’s failure to adapt to emerging technologies and changes in consumer behavior could have a significant adverse effect on the Company’s competitive position and its businesses and results of operations.

Technological developments also pose other challenges for the Company that could adversely affect its revenues and competitive position. For example, the Company may not have the right, or be able to secure the right, to distribute content it licenses from others digitally or across new delivery platforms or devices that are developed. Furthermore, advances in technology or changes in competitors’ product and service offerings may require the Company to make additional research and development expenditures or offer products or services in a digital format without charge or at a lower price than offered in other formats. New technology or business initiatives supported by the Company may not be embraced by consumers or advertisers, and therefore may not develop into profitable business models, which could have a significant adverse effect on the Company’s competitive position and its businesses and results of operations. In addition, new delivery platforms could lead to the loss of distribution control and the loss of direct relationships with consumers.

The Company faces risks relating to competition for the leisure and entertainment time and discretionary spending of consumers, which has intensified in part due to advances in technology and changes in consumer behavior. The Company’s businesses are subject to risks relating to increasing competition for the leisure and entertainment time and discretionary spending of consumers. The Company’s businesses compete with each other and all other sources of entertainment, news and other information, including broadcast television, films, the Internet, home video products, interactive videogames, social networking, sports, print media, live events and radio broadcasts, for consumers’ leisure and entertainment time and discretionary spending. Technological advancements, such as tablets and other portable electronic devices, video-on-demand, new video formats and Internet streaming and downloading, have increased the number of media and entertainment choices available to consumers and intensified the challenges posed by audience fragmentation. The increasing number of leisure and entertainment choices available to consumers, including low-cost or free choices, could negatively affect consumer demand for the Company’s products and services, the prices content aggregators are willing to pay to license the Company’s content and advertisers’ willingness to purchase advertising from the Company’s businesses, which could reduce the Company’s revenues and could also result in the Company incurring additional marketing expenses.

The popularity of the Company’s content is difficult to predict and could lead to fluctuations in the Company’s revenues, and low public acceptance of the Company’s content may adversely affect its results of operations. The production and distribution of television programming, films, interactive videogames, magazines and other content are inherently risky businesses, largely because the revenues derived from the production, distribution and licensing of such content depend primarily on its acceptance by the public, which is difficult to predict. As more cable networks and premium pay television services produce and acquire more original programming, the Networks segment faces increasing pressure to produce and acquire more new compelling programming. With the scheduled theatrical release of the final Harry Potter film in 2011, the Filmed Entertainment segment faces increasing pressure to develop new franchises or extend current franchises. Public acceptance of new original television programming and new theatrical films and interactive videogames is particularly difficult to predict, which heightens the risks associated with such content. The public acceptance of the Company’s content depends on many factors, only some of which are within the Company’s control. Examples include the quality and acceptance of competing content, including locally produced content, available or released at or near the same time, the availability of alternative forms of leisure and entertainment time activities, the adequacy of efforts to limit piracy, the Company’s ability to develop strong brand awareness and target key audience demographics, the Company’s ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis and general economic conditions. If the Company is not able to create and distribute content, products and services that earn consumer acceptance, the Company’s revenues and its results of operations could be adversely affected.

The popularity of the Company’s content is reflected in (1) the theatrical performance of the Filmed Entertainment segment’s films, (2) the ratings for the television programming produced by the Filmed Entertainment segment and the syndicated, licensed and original programming of the Networks segment, (3) the Publishing segment’s magazine circulation and (4) the number of unique visitors to the Company’s many websites. Historically, there has been a correlation between a theatrical film’s domestic box office success and international box office success, as well as a correlation between box office success and success in subsequent distribution channels. Consequently, the underperformance of a film, particularly an “event” film (which typically has high production and marketing costs) or a film that is part of a franchise, can have an adverse impact on the Company’s results of operations in both the year of release and in the future. A film’s underperformance may also adversely affect revenues from other distribution channels, such as home entertainment and pay television services, and sales of interactive videogames and licensed consumer products based on such film. In addition, due to the decline in the sales of DVDs, the success of a theatrical film is much more dependent on public acceptance at the box office. A decline in the ratings or audience delivery of the television programming produced by the Filmed

Entertainment segment or shown by Turner can negatively affect license fees, syndication results, advertising demand and rates, affiliate fees and a network’s distribution potential. For Home Box Office, a decline in the popularity of its television programming can negatively affect license fees, syndication results, affiliate fees and the distribution potential of its premium pay television services. For the Publishing segment, a decrease in magazine circulation or the number of unique visitors for its websites can lead to lower advertising demand and rates.

The Company’s businesses operate in highly competitive industries. The businesses in the Networks and Filmed Entertainment segments face intense competition from many different sources, and the ability of these businesses to compete successfully depends on many factors, including their ability to provide high-quality, popular content, adapt to new technologies and distribution platforms, respond to changes in consumer behavior and achieve widespread distribution. Consolidation in the U.S. and international entertainment and media industry also has resulted in increased competition for the Company. In addition, the Networks and Filmed Entertainment segments’ competitors include industry participants with interests in other multiple media businesses that are vertically integrated.

The Publishing segment faces significant competition from several direct competitors and other media, including the Internet. Moreover, additional competitors may enter the digital publishing business and further intensify competition, which could have an adverse impact on the segment’s revenues.

There can be no assurance that the Company and its businesses will be able to compete successfully in the future against existing or potential competitors. The failure to compete successfully may have an adverse effect on the Company’s businesses or results of operations.

The Company has been in the recent past, and may continue to be, adversely affected by weak economic and market conditions. The Company’s businesses have been, and in the future will continue to be, affected by economic and market conditions, including factors such as the rate of unemployment, the level of consumer confidence, changes in consumer spending habits, and interest rates. Because many of the Company’s products and services are largely discretionary items, the deterioration of the economy in the U.S. or key international markets could diminish demand for the Company’s products and services and adversely affect the Company’s subscription and content revenues. In addition, expenditures by advertisers tend to be cyclical, reflecting general economic conditions. The deterioration of these conditions could adversely affect the Company’s revenues since the Networks and Publishing segments derive a substantial portion of their revenues from the sale of advertising on a variety of platforms. Although the print advertising market has improved in 2010, there continues to be a risk that the print advertising market will not continue to improve, or it may take several years for any further improvement to occur. Declines in consumer spending due to weak economic conditions could also indirectly impact the Company’s advertising revenues by causing downward pricing pressure on advertising because advertisers may not perceive as much value from advertising if consumers are purchasing fewer of their products or services.

The Company derives a significant portion of its advertising revenues from companies in certain sectors of the economy, including food and beverage, financial/business services and insurance, automotive, motion picture, pharmaceuticals and medical, apparel, fashion and retail, toiletries and cosmetics, telecommunications, and household products and travel. Any economic, political, social, technological or legal or regulatory change (including change due to pressure from public interest groups) resulting in a significant reduction in the advertising spending of these sectors could further adversely affect the Company’s advertising revenues or its ability to maintain or increase such revenues.

The Company also faces risks associated with the impact of economic and market conditions on third parties, such as advertisers, suppliers, retailers, insurers and other parties with which it does business. If these parties file for reorganization under bankruptcy laws or otherwise experience negative effects on their businesses due to the market and economic conditions, it could reduce the number of outlets for the Company’s DVD, Blu-ray Disc and magazine products and otherwise negatively affect the Company’s businesses or operating results.

The Company faces risks relating to doing business internationally that could adversely affect its businesses and operating results. The Company’s businesses operate and serve customers worldwide. There are risks inherent in doing business internationally, including:

•	economic volatility;
•	inflationary pressures;

•	the requirements of local laws, regulations, industry practices and customs relating to the publication and distribution of content and the display and sale of advertising;
•	risks related to government regulation, including import or export restrictions and changes in trade regulations;
•	issues related to occupational safety and adherence to diverse local labor laws and regulations;
•	potentially adverse tax developments;
•	longer payment cycles;
•	political or social unrest;
•	the existence in some countries of statutory shareholder minority rights and restrictions on foreign direct ownership;
•	the presence of corruption in certain countries; and
•	higher than anticipated costs of entry.

One or more of these factors could harm the Company’s international operations and its operating results.

In addition, certain of the Company’s operations are conducted in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As a result, the Company is exposed to exchange rate fluctuations, which have in the past had, and could in the future have, an adverse effect on its results of operations in a given period. The Company’s international businesses are also subject to exchange control regulations, and the Company cannot predict the extent to which such controls may affect its ability to convert a foreign currency to U.S. dollars and remit U.S. dollars from abroad.

Further, the Company could be at a competitive disadvantage in the long term if its businesses are not able to strengthen their positions and capitalize on international opportunities. However, international expansion involves significant investments, and investments in some regions can take a long period to generate an adequate return. Also, in some countries, there may not be a developed or efficient legal system to protect foreign investment or intellectual property rights. Further, if the Company expands into new international regions, some of its businesses will have only limited experience in operating and marketing their products and services in such regions and could be at a disadvantage compared to competitors with more experience in such regions.

Piracy of the Company’s content may decrease the revenues received from the exploitation of its content and adversely affect its businesses and profitability. The piracy of the Company’s content, products and other intellectual property in the U.S. and internationally poses significant challenges for the Company’s businesses. Technological advances have made it easier to create, transmit and distribute high quality unauthorized copies of content in unprotected digital formats. The proliferation of unauthorized copies and piracy of the Company’s content and products or the products it licenses from third parties could result in a reduction of the revenues that the Company receives from the legitimate sale and distribution of its content and products. The Company devotes substantial resources to protecting its intellectual property, but there can be no assurance that the Company’s efforts to enforce its rights and combat piracy will be successful.

The Company’s businesses may suffer if it cannot continue to license or enforce the intellectual property rights on which its businesses depend. The Company relies on patent, copyright, trademark and trade secret laws and licenses and other agreements with its employees, customers, suppliers and other parties to establish and maintain its intellectual property rights in content, technology and products and services used to conduct its businesses. However, the Company’s intellectual property rights could be challenged or invalidated, it could have difficulty obtaining such rights or the rights may not be sufficient to permit it to take advantage of business opportunities, which could result in costly redesign efforts, discontinuance of certain product and service offerings or other competitive harm. Further, the laws of certain countries do not protect the Company’s proprietary rights or such laws may not be strictly enforced, and the Company may be unable to protect its intellectual property adequately against unauthorized copying or use in certain countries.

The Company has been, and may be in the future, subject to claims of intellectual property infringement, which could have an adverse impact on the Company’s businesses or operating results. From time to time, the Company receives notices from others claiming that it infringes their intellectual property rights. Such claims and lawsuits could require the Company to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question. This could require the Company to change its business practices and limit its ability to compete effectively. If the Company is required to take any of these actions, it could have an adverse impact on the Company’s businesses or operating results. Even if the Company believes that the claims are without merit, defending against the claims can be time-consuming and costly and divert management’s attention and resources away from its businesses.

The Company is exposed to risks associated with disruption in the financial markets. The Company is exposed to risks associated with disruptions in the financial markets, which can make it more difficult and more expensive to obtain financing. For example, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. In addition, disruptions in the financial markets can adversely affect the Company’s lenders, insurers, customers and counterparties, including vendors, retailers and film co-financing partners. For instance, the inability of the Company’s counterparties to obtain capital on acceptable terms could impair their ability to perform under their agreements with the Company and lead to various negative effects on the Company, including business disruption, decreased revenues, increases in bad debt write-offs and, in the case of film co-financing partners, greater risk with respect to the performance of the Company’s films.

The Company’s businesses are subject to labor interruption. The Company and certain of its suppliers retain the services of writers, directors, actors, athletes, technicians, trade employees and others involved in the development and production of motion pictures, television programming and magazines who are covered by collective bargaining agreements. If the Company or its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take actions in the form of strikes, work slowdowns or work stoppages. Such actions or the possibility of such actions, including attempts to unionize, could cause delays in the production or the release dates of the Company’s feature films, television programming and magazines. The Company could also incur higher costs from such actions, new collective bargaining agreements or if collective bargaining agreements are renewed on less favorable terms. In addition, union or labor disputes or player lock-outs relating to professional sports leagues could have a negative impact on the Networks segment’s subscription and advertising revenues.

The Company’s businesses rely heavily on network and information systems or other technology, and a disruption or failure of such networks, systems or technology as a result of computer viruses, misappropriation of data or other malfeasance, as well as outages, natural disasters, accidental releases of information or similar events, may disrupt the Company’s businesses, damage its reputation or have a negative impact on its revenues. Because network and information systems and other technologies are critical to many of the Company’s operating activities, network or information system shutdowns or service disruptions pose increasing risks. Such disruptions may be caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters, failures or impairments of communication satellites or on-ground uplinks or downlinks used to transmit programming, terrorist attacks and similar events. Such events could have an adverse impact on the Company and its customers, including degradation or disruption of service and damage to equipment and data. Significant incidents could result in a disruption of the Company’s operations, customer dissatisfaction, or a loss of customers or revenues. Furthermore, the operating activities of the Company’s various businesses could be subject to risks caused by misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in the information technology systems and networks of the Company and third party vendors, including personnel, customer and vendor data. The Company could be exposed to significant costs if such risks were to materialize, and such events could result in violations of data privacy laws and regulations and damage the reputation and credibility of the Company and its businesses and have a negative impact on its revenues. The Company also could be required to expend significant money and other resources to remedy any such security breach or to repair or replace networks or information systems.

The Company’s businesses are subject to regulation in the U.S. and internationally, which could cause the Company to incur additional costs or liabilities or disrupt its business practices. The Company’s businesses are subject to a variety of U.S. and international laws and regulations. Television networks (including those operated by the Networks segment) in the U.S. are regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The Publishing segment’s U.S. magazine subscription and direct marketing activities are subject to regulation by the FTC and the states under general consumer protection statutes prohibiting unfair or deceptive acts or practices, and certain areas of marketing activity are also subject to specific federal statutes and rules. In addition, the rules of the Audit Bureau of Circulations govern the Publishing segment’s U.S. magazine subscription activities. The Company’s digital properties and activities are subject to a variety of laws and regulations, including those relating to privacy, consumer protection, data retention and protection, content regulation and the use of software that allows for audience targeting and tracking of performance metrics, among others. See Item 1, “Business — Regulation” for a description of current significant federal, state, local and international laws, regulations inquiries and regulatory proceedings affecting the growth and operation of the Company’s businesses.

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

If the AOL Separation or the TWC Separation is determined to be taxable for income tax purposes, Time Warner and/or Time Warner’s stockholders who received shares of AOL or TWC in connection with the spin-offs could incur significant income tax liabilities. In connection with the legal and structural separation of AOL Inc. (“AOL”) from the Company in December 2009 (the “AOL Separation”), Time Warner received an opinion of counsel confirming that the AOL Separation will not result in the recognition, for U.S. Federal income tax purposes, of gain or loss to Time Warner or its stockholders, except to the extent of cash received in lieu of fractional shares. In connection with the legal and structural separation of Time Warner Cable Inc. (“TWC”) from the Company in March 2009 (the “TWC Separation”), Time Warner received a private letter ruling from the Internal Revenue Service (“IRS”) and opinions of counsel confirming that the TWC Separation should not result in the recognition, for U.S. Federal income tax purposes, of gain or loss to Time Warner or its stockholders, except to the extent of cash received in lieu of fractional shares. The IRS ruling and the opinions received in connection with these transactions were based on, among other things, certain facts, assumptions, representations and undertakings made by Time Warner and by AOL or TWC, as applicable. If any of these facts, assumptions, representations or undertakings is incorrect or not otherwise satisfied, Time Warner and its stockholders may not be able to rely on the relevant IRS ruling or opinion and could be subject to significant tax liabilities. Furthermore, opinions of counsel are not binding on the IRS or state or local tax authorities or the courts, and a tax authority or court could determine that the AOL Separation or the TWC Separation should be treated as a taxable transaction. Under the tax matters agreement that Time Warner entered into with AOL, Time Warner is entitled to indemnification from AOL for taxes resulting from the failure of the AOL Separation to qualify as tax-free (“AOL Transaction Taxes”) as a result of (i) certain actions or failures to act by AOL or (ii) the failure of certain representations made by AOL to be true. Similarly, under the tax matters agreement that Time Warner entered into with TWC, Time Warner is entitled to indemnification from TWC for taxes resulting from the failure of the TWC Separation to qualify as tax-free (“TWC Transaction Taxes” and, together with the AOL Transaction Taxes, the “Transaction Taxes”) as a result of (i) certain actions or failures to act by TWC or (ii) the failure of certain representations made by TWC to be true. However, under these tax matters agreements, if Transaction Taxes are incurred for any other reason, Time Warner would not be entitled to indemnification.

RISKS RELATING TO TIME WARNER’S NETWORKS BUSINESSES

The failure to renew affiliate agreements on favorable terms or the inability to renew affiliate agreements could cause the revenues of the Networks segment to decline in any given period, and further consolidation of multichannel video programming distributors could adversely affect the segment. The Networks segment depends on affiliate agreements with cable system operators, satellite distribution services, telephone companies and other customers (known as affiliates) for the distribution of its networks and services, and there can be no assurance that these affiliate agreements will be renewed in the future on terms that are acceptable to the Networks segment. The inability to renew affiliate agreements or the renewal of affiliate agreements on less favorable terms may adversely affect the segment’s results of operations. In addition, the loss of carriage on the most widely penetrated programming tiers, including as a result of an affiliate’s creation of lower-priced video packages or tiers that do not include the segment’s cable networks, could reduce the distribution of the segment’s programming and adversely affect its advertising and subscription revenues. Further, the reduction of any affiliate marketing of the Network segment’s premium pay television services could negatively affect the segment’s subscription revenues. In addition, further consolidation among affiliates has provided them greater negotiating power, and increased vertical integration of such affiliates could adversely affect the segment’s ability to maintain or obtain distribution and/or marketing for its networks and services on commercially reasonable terms, or at all.

The inability of the Networks segment to license rights to popular programming on acceptable terms could adversely affect the segment’s operating results. Turner obtains a significant portion of its programming, such as motion pictures, television series and sports events, from movie studios, television production companies and sports organizations. In addition, Home Box Office has agreements with certain movie studios that provide it with the exclusive rights to exhibit the studios’ original theatrical films during specified periods. Competition for popular programming is intense, and the businesses in the segment may be outbid by their competitors for the rights to programming or in connection with the renewal of programming they currently license and the cost to license such programming may increase due to such competition. There can be no assurance that the Networks segment will be able to enter into new agreements or renew existing agreements for programming on acceptable terms. If it is unable to obtain such new agreements or renewals on acceptable terms, the results of operations of the Networks segment may be adversely affected. In addition, the Networks segment may not be able to obtain the rights to distribute the content it licenses from others over new distribution platforms on acceptable terms.

Increases in the costs to produce programming may adversely affect the gross margins at the Networks segment. The Networks segment produces programming and it incurs costs for creative talent, including actors, writers and producers, as well as costs relating to development and marketing. The segment also incurs additional significant costs, such as production and newsgathering costs. The Networks segment’s failure to generate sufficient revenues to offset increases in the costs of creative talent or in development, marketing, production or newsgathering costs may lead to decreased profits at the Networks segment.

The loss of subscribers could adversely affect the results of operations and future revenue growth at the Networks segment. The Networks segment faces increased competition from services that distribute movies, television shows and other video programming directly to consumers, including by means of online services that offer video streaming or other means of distribution. If consumers elect to utilize these services as an alternative to video services provided by affiliates, the networks in the segment may experience a decline in subscribers. Further, if video services rates charged by affiliates continue to increase or economic conditions deteriorate, consumers may cancel their video service subscriptions, reduce the number of services they subscribe to or elect to subscribe to a lower-priced tier that may not include all of the Company’s networks. In addition, if affiliates reduce their promotional efforts associated with the Company’s premium pay television services, the number of subscribers to such services could decline. A decrease in the number of subscribers to the Networks segment’s networks and services could result in a decrease in affiliate fees and advertising revenues.

RISKS RELATING TO TIME WARNER’S FILMED ENTERTAINMENT BUSINESSES

Sales of DVDs have been declining, which may adversely affect Warner Bros.’ growth prospects and results of operations. Several factors are contributing to an industry-wide decline in DVD sales both domestically and internationally, which has had an adverse effect on Warner Bros.’ results of operations. These factors include challenging economic conditions, the maturation of the standard definition DVD format, piracy, intense competition for consumer discretionary spending and leisure and entertainment time and the declining popularity of catalog titles. Subscription rental (including subscription streaming services) and discount rental kiosks, which generate significantly less revenue for Warner Bros. than DVD sales, have been capturing an increasing share of consumer transactions and consumer discretionary spending, which has adversely affected DVD prices and sales and could adversely affect Warner Bros.’ ability to increase revenues from the electronic delivery of its films and television programming.

A decrease in demand for television programming could adversely affect Warner Bros.’ revenues. Warner Bros. is a leading supplier of television programming. If there is a decrease in the demand for Warner Bros.’ television product, it could lead to the launch of fewer new television series and a reduction in the number of original programs ordered by the networks, the per-episode license fees generated by Warner Bros. in the near term and the syndication revenues generated by Warner Bros. in the future. Various factors may increase the risk of such a decrease in demand, including station group consolidation and vertical integration of station groups and broadcast networks, as well as the vertical integration of television production studios and broadcast networks. Vertically integrated networks could increase the amount of programming they purchase from production companies with which they are affiliated, driven in part by their desire to have more control over digital rights. In addition, the failure of ratings for the programming to meet expectations and the shift of viewers and advertisers away from network television to other entertainment and information outlets could adversely affect the amount and type (e.g., scripted drama) of original programming ordered by networks and the amount they are willing to pay for such programming or could result in a network’s cancellation of a program. Local television stations may face loss of viewership and an accompanying loss of advertising revenues as viewers move to other entertainment outlets, which may negatively affect the segment’s ability to obtain the per-episode license fees in syndication that it has received in the past. Finally, the increasing popularity of local television content in international regions also could result in decreased demand, fewer available broadcast slots, and lower licensing and syndication revenues for U.S. television content in international regions.

If the costs of producing and marketing feature films increase in the future, it may be more difficult for a film to generate a profit. The production and marketing of feature films is very expensive and has been increasing in recent years. The increasing popularity of 3D films and the trend toward producing event and franchise films (which often entail higher talent costs for films later in the series) could result in even higher production costs. If production and marketing costs continue to increase in the future, it may make it more difficult for the segment’s films to generate a profit. Also, if film production incentives, such as subsidies and rebates, currently offered in certain U.S. states and international territories (particularly the United Kingdom) are reduced or discontinued, Warner Bros.’ capital requirements for production would increase.

Changes in estimates of future revenues from feature films could result in the write-off or the acceleration of the amortization of production costs. Warner Bros. is required to amortize capitalized film production costs over the expected revenue streams as it recognizes revenues from the associated films. The amount of film production costs that will be amortized each quarter depends on how much future revenue Warner Bros. expects to receive from each film. Unamortized film production costs are evaluated for impairment each reporting period on a film-by-film basis. If the estimated remaining revenue is not sufficient to recover the unamortized film production costs plus expected but unincurred marketing costs, the unamortized film production costs are written down to fair value. In any given quarter, if Warner Bros. lowers its forecast with respect to total anticipated revenue from any individual feature film, it would be required to accelerate amortization of related film costs. Such a write-down or accelerated amortization could adversely affect Warner Bros.’ operating results in a given period.

RISKS RELATING TO TIME WARNER’S PUBLISHING BUSINESS

The Publishing segment could face increased costs and business disruption resulting from instability in the U.S. wholesaler distribution channel. The Publishing segment operates a national distribution business that relies on wholesalers to distribute its magazines to newsstands and other retail outlets. A small number of wholesalers are responsible for a substantial percentage of the wholesale magazine distribution business in the U.S. There is the possibility of consolidation among these major wholesalers and insolvency of or non-payment by one or more of these wholesalers, especially in light of the economic climate and its impact on retailers. Distribution channel disruptions can temporarily impede the Publishing segment’s ability to distribute magazines to the retail marketplace, which could, among other things, negatively affect the ability of certain magazines to meet the rate base established with advertisers. Continued disruption in the wholesaler channel, an increase in wholesaler costs or the failure of wholesalers to pay amounts due could adversely affect the Publishing segment’s operating income or cash flow.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Time Warner’s headquarters are located in New York City at One Time Warner Center. The Company also owns or leases offices, studios, production and warehouse spaces, satellite transmission facilities and data centers in numerous locations in the United States and around the world for its businesses. The Company considers its properties adequate for its present needs. The following table sets forth information as of December 31, 2010 with respect to the Company’s principal properties:

		Approximate Square	Type of Ownership;
Location	Principal Use	Feet Floor Space	Expiration Date of Lease

New York, NY One Time Warner Center	Executive and administrative offices, studio and technical space (Corporate HQ and Turner)	1,007,500	Owned by the Company. Approx. 130,000 sq. ft. is leased to an unaffiliated third-party tenant.
New York, NY 75 Rockefeller Plaza Rockefeller Center	Sublet to unaffiliated third-party tenants by Corporate	582,400	Leased by the Company. Lease expires in 2014. Entire building is sublet by the Company to unaffiliated third-party tenants.
Hong Kong 979 King’s Rd. Oxford House	Executive and administrative offices (Corporate, Turner, Warner Bros. and Time Inc.)	133,000	Leased by the Company. Lease expires in 2012.
Atlanta, GA One CNN Center	Executive and administrative offices, studios, technical space and retail (Turner)	1,280,000	Owned by the Company. Approx. 48,000 sq. ft. is leased to unaffiliated third-party tenants.
Atlanta, GA 1050 Techwood Dr.	Business offices and studios (Turner)	1,170,000	Owned by the Company.
Santiago, Chile Pedro Montt 2354	Business offices and studios (Turner)	592,000	Owned by the Company.
Santiago, Chile Ines Matte Urrejola #0890 Provencia — Central	Business offices and studios (Turner)	108,000	Owned by the Company.
London, England 16 Great Marlborough St. Turner House	Executive and administrative offices (Turner)	100,000	Leased by the Company. Lease expires in 2014.
Buenos Aires, Argentina 599 & 533 Defensa St.	Executive and administrative offices, studios and technical space (Turner)	113,000	Owned by the Company.
Washington, DC 820 First St.	Executive and administrative offices, studios and technical space (Turner)	102,000	Leased by the Company. Lease expires in 2020.
Los Angeles, CA 6430 Sunset Blvd.	Executive and administrative offices, studios and technical space (Turner)	37,000	Leased by the Company. Lease expires in 2022.
New York, NY 1100 and 1114 Ave. of the Americas	Executive and business offices (HBO)	673,100	Leased by the Company under two leases expiring in 2018. Approx. 24,200 sq. ft. is sublet to unaffiliated third-party tenants.
New York, NY 120A East 23rd Street	Business and administrative offices, production studios and technical space (HBO)	81,100	Leased by the Company under two leases expiring in 2018.

		Approximate Square		Type of Ownership;
Location	Principal Use	Feet Floor Space		Expiration Date of Lease

Hauppauge, NY 300 New Highway	Communications center and production facility (HBO)	110,000		Owned by the Company.
Burbank, CA The Warner Bros. Studio	Executive and administrative offices, sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, back lot and parking lot/structures and other Burbank properties (Warner Bros.)	4,677,000	(a)	Owned by the Company.
Leavesden, UK Leavesden Studios	Sound stages, administrative, technical and dressing room structures, machinery and equipment facilities, back lot and parking lots (Warner Bros.)	489,000		Owned by the Company.
Burbank, CA 3400 Riverside Dr.	Executive and administrative offices (Warner Bros.)	421,000		Leased by the Company. Lease expires in 2019.
Burbank, CA 3300 W. Olive Ave.	Executive and administrative offices (Warner Bros.)	231,000		Leased by the Company. Lease expires in 2021.
London, England 98 Theobald Rd.	Executive and administrative offices (Warner Bros.)	133,000		Leased by the Company. Lease expires in 2014.
New York, NY Time & Life Building Rockefeller Center	Executive, business and editorial offices (Time Inc.)	2,200,000		Leased by the Company. Lease expires in 2017. Approx. 372,000 sq. ft. is sublet to unaffiliated third-party tenants.
London, England Blue Fin Building 110 Southwark St.	Executive and administrative offices (Time Inc.)	499,000		Owned by the Company. Approx. 96,000 sq. ft. is leased to unaffiliated third-party tenants.
Birmingham, AL 2100 Lakeshore Dr.	Executive and administrative offices (Time Inc.)	398,000		Owned by the Company.
New York, NY 135 West 50th Street	Business and editorial offices (Time Inc.)	240,000		Leased by the Company. Lease expires in 2017. Approximately 5,000 sq. ft. is sublet to unaffiliated third-party tenants.
Tampa, FL 3000 University Center Drive	Business offices (Time Inc.)	133,000		Leased by the Company. Lease expires in 2020.
Parsippany, NJ 260 Cherry Hill Road	Business offices (Corporate and Time Inc.)	132,000		Owned by the Company.
Tampa, FL One North Dale Mabry Highway	Business offices (Time Inc.)	69,900		Leased by the Company. Lease expires in 2020.

(a)	Represents 4,677,000 sq. ft. of improved space on 158 acres. Ten acres consist of various parcels adjoining The Warner Bros. Studio with mixed commercial and office uses.

Item 3.	Legal Proceedings.

On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims and alleging “wasting” of the Superman property by DC Comics, and the Company has filed counterclaims. On March 26, 2008, the court entered an order of summary judgment finding, among other things, that plaintiffs’ notices of termination were valid and that plaintiffs had thereby recaptured, as of April 16, 1999, their rights to a one-half interest in the Superman story material, as first published, but that the accounting for profits would not include profits attributable to foreign exploitation, republication of pre-termination works and trademark exploitation. On October 6, 2008, the court dismissed plaintiffs’ Lanham Act and “wasting” claims with prejudice, and subsequently determined that the remaining claims in the case will be subject to phased non-jury trials. On July 8, 2009, the court issued a decision in the first phase trial in favor of the defendants on the issue of whether the terms of various license agreements between DC Comics and Warner Bros. Entertainment Inc. were at fair market value or constituted “sweetheart deals.” The parties are awaiting a new date for the commencement of the second phase trial.

On October 22, 2004, the same Siegel heirs filed a related lawsuit against the same defendants, as well as Warner Communications Inc. and Warner Bros. Television Production Inc. in the U.S. District Court for the Central District of California. Plaintiffs claim that Siegel was the sole creator of the character Superboy and, as such, DC Comics has had no right to create new Superboy works since the alleged October 17, 2004 termination by plaintiffs of Siegel’s grants of rights to the Superboy character to DC Comics’ predecessor-in-interest. This lawsuit seeks a declaration regarding the validity of the alleged termination and an injunction against future use of the Superboy character. On March 23, 2006, the court granted plaintiffs’ motion for partial summary judgment on termination, denied the Company’s motion for summary judgment and held that further proceedings are necessary to determine whether the Company’s Smallville television series may infringe on plaintiffs’ rights to the Superboy character. On July 27, 2007, upon the Company’s motion for reconsideration, the court reversed the bulk of its March 23, 2006 ruling, and requested additional briefing on certain issues, on which a decision remains pending.

On May 14, 2010, DC Comics filed a related lawsuit in the U.S. District Court for the Central District of California against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls. The lawsuit asserts a claim for declaratory relief concerning the validity and scope of the copyright termination notice served by the Shuster heirs, which, together with the termination notices served by the Siegel heirs described above, purports to preclude DC Comics from creating new Superman and/or Superboy works for distribution and sale in the United States after October 26, 2013. The lawsuit also seeks declaratory relief with respect to, inter alia, the validity of various agreements between Mr. Toberoff, his companies and the Shuster and Siegel heirs, and asserts claims for intentional interference by Mr. Toberoff with DC Comics’ contracts and prospective economic advantage with the Shuster and Siegel heirs, for which DC Comics seeks monetary damages. On September 3, 2010, DC Comics filed an amended complaint and on September 20, 2010, defendants filed motions to strike certain causes of action and dismiss the amended complaint under California and federal laws.

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

On April 4, 2007, the National Labor Relations Board (“NLRB”) issued a complaint against CNN America Inc. (“CNN America”) and Team Video Services, LLC (“Team Video”). This administrative proceeding relates to CNN America’s December 2003 and January 2004 terminations of its contractual relationships with Team Video, under which Team Video had provided electronic newsgathering services in Washington, DC and New York, NY. The National Association of Broadcast Employees and Technicians, under which Team Video’s employees were unionized, initially filed charges of unfair labor practices with the NLRB in February 2004, alleging that CNN America and Team Video were joint employers, that CNN America was a successor employer to Team Video, and/or that CNN America discriminated in its hiring practices to avoid becoming a successor employer or due to specific individuals’ union affiliation or activities. The NLRB complaint seeks, among other things, the reinstatement of certain union members and monetary damages. On November 19, 2008, the presiding NLRB Administrative Law Judge issued a non-binding recommended decision, finding CNN America liable. On February 17, 2009, CNN America filed exceptions to this decision with the NLRB.

On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, “Anderson News”) filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time/Warner Retail Sales & Marketing, Inc. Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Plaintiffs are seeking unspecified monetary damages. On August 2, 2010, the court granted defendants’ motions to dismiss the complaint with prejudice, and on October 25, 2010, the court denied Anderson News’ motion for reconsideration of that dismissal. On November 8, 2010, Anderson News filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit.

The Company intends to defend against or prosecute, as applicable, the lawsuits and proceedings described above vigorously, but is unable to predict the outcome of these matters or to reasonably estimate the possible loss or range of loss arising from the claims against the Company.

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

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 15, 2011.

Name	Age	Office

Jeffrey L. Bewkes	58	Chairman and Chief Executive Officer
Paul T. Cappuccio	49	Executive Vice President and General Counsel
Gary Ginsberg	48	Executive Vice President, Corporate Marketing and Communications
John K. Martin, Jr.	43	Executive Vice President, Chief Financial and Administrative Officer
Carol A. Melton	56	Executive Vice President, Global Public Policy
Olaf Olafsson	48	Executive Vice President

Set forth below are the principal positions held by each of the executive officers named above:

Mr. Bewkes	Chairman and Chief Executive Officer since January 2009; prior to that, Mr. Bewkes served as President and Chief Executive Officer from January 2008 and President and Chief Operating Officer from January 2006. Mr. Bewkes has been a Director of the Company since January 2007. Prior to January 2006, Mr. Bewkes served as Chairman, Entertainment & Networks Group from July 2002 and, prior to that, Mr. Bewkes served as Chairman and Chief Executive Officer of HBO from May 1995, having served as President and Chief Operating Officer from 1991.

Mr. Cappuccio	Executive Vice President and General Counsel since January 2001; prior to that, Mr. Cappuccio served as Senior Vice President and General Counsel of AOL from August 1999. From 1993 to 1999, Mr. Cappuccio was a partner at the Washington, D.C. office of the law firm of Kirkland & Ellis. Mr. Cappuccio was an Associate Deputy Attorney General at the U.S. Department of Justice from 1991 to 1993.

Mr. Ginsberg	Executive Vice President, Corporate Marketing and Communications since April 2010; prior to that, Mr. Ginsberg served as an Executive Vice President at News Corporation from January 1999 to December 2009, most recently serving as Executive Vice President of Global Marketing and Corporate Affairs. Prior to that, Mr. Ginsberg served as Managing Director at the strategic consulting firm Clark & Weinstock from November 1996 to December 1998, Senior Editor and Counsel of George magazine from March 1995 to November 1996, and Assistant Counsel to President Clinton and Senior Counsel at the U.S. Department of Justice from January 1993 to November 1994.

Mr. Martin	Executive Vice President, Chief Financial and Administrative Officer since January 2011; prior to that Mr. Martin served as Executive Vice President and Chief Financial Officer from January 2008. Mr. Martin served as Executive Vice President and Chief Financial Officer of TWC from August 2005 to January 2008. Mr. Martin joined TWC from Time Warner where he had served as Senior Vice President of Investor Relations from May 2004 and Vice President of Investor Relations from March 2002 to May 2004. Prior to that, Mr. Martin was

Director in the Equity Research group of ABN AMRO Securities LLC from 2000 to 2002, and Vice President of Investor Relations at Time Warner from 1999 to 2000. Mr. Martin first joined the Company in 1993 as a Manager of SEC financial reporting.

Ms. Melton	Executive Vice President, Global Public Policy since June 2005; prior to that, Ms. Melton worked for eight years at Viacom Inc., serving as Executive Vice President, Government Relations at the time she left to rejoin Time Warner. Prior to that, Ms. Melton served as Vice President in Time Warner’s Public Policy Office until 1997, having joined the Company in 1987 as Washington Counsel to Warner Communications Inc. after serving as Legal Advisor to the Chairman of the FCC from 1986 to 1987.

Mr. Olafsson	Executive Vice President since March 2003. During 2002, Mr. Olafsson pursued personal interests, including working on a novel that was published in the fall of 2003. Prior to that, he was Vice Chairman of Time Warner Digital Media from November 1999 through December 2001 and, prior to that, Mr. Olafsson served as President of Advanta Corp. from March of 1998 until November 1999.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is a corporation organized under the laws of Delaware, and was formed on February 4, 2000 in connection with the Company’s January 2001 merger with America Online, Inc. The principal market for the Company’s Common Stock is the NYSE. For quarterly price information with respect to the Company’s Common Stock for the two years ended December 31, 2010, see “Quarterly Financial Information” at page 132 herein, which information is incorporated herein by reference. The quarterly price information set forth therein reflects the 1-for-3 reverse stock split of the Company’s Common Stock that became effective at 7 p.m. on March 27, 2009 (the “Reverse Stock Split”). The number of holders of record of the Company’s Common Stock as of February 11, 2011 was approximately 28,785.

The Company paid a cash dividend of $0.1875 per share in each quarter of 2009 (which amount has been adjusted to reflect the Reverse Stock Split) and a cash dividend of $0.2125 per share in each quarter of 2010.

On February 1, 2011, the Company’s Board of Directors approved an increase in the quarterly cash dividend to $0.235 per share and declared the next regular quarterly cash dividend to be paid on March 15, 2011 to stockholders of record on February 28, 2011. The Company currently expects to continue to pay comparable cash dividends in the future; however, changes in the Company’s dividend program will depend on the Company’s earnings, investment opportunities, capital requirements, financial condition, economic conditions and other factors considered relevant by the Company’s Board of Directors.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2010.

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid Per Share(1)	Programs(2)	Plans or Programs(3)

October 1, 2010 - October 31, 2010	5,234,413	$31.30	5,234,413	$1,337,621,173
November 1, 2010 - November 30, 2010	5,283,650	$30.97	5,283,650	$1,173,967,678
December 1, 2010 - December 31, 2010	5,438,481	$31.53	5,438,481	$1,002,467,109

Total	15,956,544	$31.27	15,956,544

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	On February 3, 2010, the Company announced that its Board of Directors had authorized up to $3 billion in share repurchases beginning January 1, 2010. On February 2, 2011, the Company announced that its Board of Directors had authorized an increase to $5 billion in share repurchases beginning January 1, 2011, from the approximately $1 billion remaining under the program at December 31, 2010. Purchases under the stock repurchase program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. In the past, the Company has repurchased shares of Common Stock pursuant to trading programs under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, and it may repurchase shares of Common Stock under such trading programs in the future.
(3)	This amount does not reflect the fees, commissions and other costs associated with the stock repurchase program and does not reflect the new authorization announced in February 2011 for the dollar value of shares that may be purchased under the program described in note 2 above.

Item 6. Selected Financial Data.

The selected financial information of the Company for the five years ended December 31, 2010 is set forth at page 131 herein and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 39 through 72 herein is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 69 through 71 herein is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of the Company and the report of independent registered public accounting firm thereon set forth at pages 73 through 127, 133 through 141 and 129 herein, respectively, are incorporated herein by reference.

Quarterly Financial Information set forth at page 132 herein is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm thereon set forth at pages 128 and 130 herein are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

On February 16, 2011, Time Warner established a new commercial paper program (the “New CP Program”) on a private placement basis under which Time Warner may issue unsecured commercial paper notes (“Notes”) up to a maximum aggregate amount outstanding at any time of $5.0 billion. Concurrently with the effectiveness of the New CP Program, the Company terminated its existing commercial paper program (the “Prior CP Program”). As of February 16, 2011, no amounts were outstanding under the Prior CP Program. The proceeds from the New CP Program may be used for general corporate purposes.

The maturities of the Notes will vary, but may not exceed 365 days from the date of issue. The Notes will be sold under customary terms in the commercial paper market and will be issued at a discount from par or, alternatively, will be sold at par and bear varying interest rates on a fixed or floating basis. The Notes will be supported by the unused committed capacity under the Company’s $2.5 billion senior unsecured three-year revolving credit facility that matures on January 19, 2014 and $2.5 billion senior unsecured five-year revolving credit facility that matures on January 19, 2016.

The Company’s obligations under the New CP Program are fully, irrevocably and unconditionally guaranteed by Historic TW Inc. (“Historic TW”). In addition, Home Box Office and Turner fully, irrevocably and unconditionally guarantee the obligations of Historic TW under the New CP Program.

The Company has entered into commercial paper dealer agreements with several dealers and may enter into commercial paper dealer agreements with additional dealers (collectively, the “Dealer Agreements”). The Dealer Agreements contain customary representations, warranties, covenants and indemnification provisions and provide the terms under which the dealers will either purchase from the Company or arrange for the sale by the Company of Notes pursuant to an exemption from federal and state securities laws. A copy of the form of the Dealer Agreement is filed as Exhibit 10.53 to this report.

PART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accounting Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2011 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report; and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

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

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2010 about the Company’s outstanding equity compensation awards and shares of Common Stock reserved for future issuance under the Company’s equity compensation plans.

			Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued Upon	Exercise	Future Issuance Under
	Exercise of Outstanding	Price of Outstanding	Equity Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights(4)	and Rights(4)	Reflected in Column (a))(5)
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	106,454,512	$36.56	69,596,821
Equity compensation plans not approved by security holders(2)	45,327,624	$71.13	0
Total(3)	151,782,136	$48.23	69,596,821

(1)	Equity compensation plans approved by security holders are the (i) Time Warner Inc. 2010 Stock Incentive Plan (will expire on August 15, 2014), (ii) Time Warner Inc. 2006 Stock Incentive Plan (terminated effective September 16, 2010), (iii) Time Warner Inc. 2003 Stock Incentive Plan (expired on May 16, 2008), (iv) Time Warner Inc. 1999 Stock Plan (expired on October 28, 2009) and (v) Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors (expired on May 19, 2009). The Time Warner Inc. 1999 Stock Plan and the Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors were approved in 1999 by the stockholders of America Online, Inc. and Historic TW, respectively, and were assumed by the Company in connection with the merger of America Online, Inc. and Time Warner Inc. (now known as Historic TW Inc.), which was approved by the stockholders of both America Online, Inc. and Historic TW on June 23, 2000 (the “AOL-Historic TW Merger”).
(2)	The AOL Time Warner Inc. 1994 Stock Option Plan (expired on November 18, 2003) (the “1994 Plan”) is the only equity compensation plan not approved by security holders.
(3)	Does not include options to purchase 1,095 shares of Common Stock, at a weighted average exercise price of $71.16, granted under a plan assumed by the Company in connection with an acquisition and under which no additional options may be granted. No dividends or dividend equivalents are paid on the outstanding stock options granted pursuant to the plan.
(4)	Column (a) includes 15,834,276 shares of Common Stock underlying outstanding restricted stock units (“RSUs”) and 1,737,620 shares of Common Stock underlying outstanding performance stock units (“PSUs”), assuming a maximum payout of 200% of the target number of PSUs at the end of the applicable performance period. Because there is no exercise price associated with RSUs or PSUs, these stock awards are not included in the weighted-average exercise price calculation presented in column (b).
(5)	Of the shares available for future issuance under the Time Warner Inc. 2010 Stock Incentive Plan, a maximum of 27,838,446 shares may be issued in connection with awards of restricted stock, RSUs or PSUs as of December 31, 2010.

The 1994 Plan was assumed by the Company in connection with the AOL-Historic TW Merger. The 1994 Plan expired on November 18, 2003. Prior to the expiration of the 1994 Plan, nonqualified stock options and related stock appreciation rights could be granted under the plan to employees (other than executive officers) of and consultants and advisors to the Company and certain of its subsidiaries. Only stock options are currently outstanding under the 1994 Plan. Under the 1994 Plan, the exercise price of a stock option may not be less than the fair market value of the Common Stock on the date of grant. The definition of “fair market value” was amended effective October 1, 2008 to mean the closing sale price of shares of Common Stock as reported on the NYSE Composite Tape (rather than the average of the high and low sales prices of the Common Stock on the NYSE) for grants made on or after October 1, 2008. The change did not affect the exercise price of outstanding stock options under the 1994 Plan, but the new definition is used to calculate the gain realized upon the exercise of stock options issued under the plan. The outstanding stock options under the 1994 Plan generally became exercisable in installments of one-third or one-quarter on each of the first three or four anniversaries, respectively, of the date of grant, subject to earlier vesting upon termination of employment due to death, disability or retirement, and expire 10 years from the grant date. Holders of stock options awarded under the 1994 Plan do not receive dividends or dividend equivalents on the stock options.

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

TIME WARNER INC.

By:	/s/ John K. Martin, Jr.
Name:     John K. Martin, Jr.

Title:	Executive Vice President,
Chief Financial and Administrative Officer

Date: February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Bewkes Jeffrey L. Bewkes	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 18, 2011

/s/ John K. Martin, Jr. John K. Martin, Jr.	Executive Vice President, Chief Financial and Administrative Officer (principal financial officer)	February 18, 2011

/s/ Pascal Desroches Pascal Desroches	Senior Vice President and Controller (principal accounting officer)	February 18, 2011

/s/ James L. Barksdale James L. Barksdale	Director	February 18, 2011

/s/ William P. Barr William P. Barr	Director	February 18, 2011

/s/ Stephen F. Bollenbach Stephen F. Bollenbach	Director	February 18, 2011

/s/ Frank J. Caufield Frank J. Caufield	Director	February 18, 2011

/s/ Robert C. Clark Robert C. Clark	Director	February 18, 2011

Signature	Title	Date

/s/ Mathias Döpfner Mathias Döpfner	Director	February 18, 2011

/s/ Jessica P. Einhorn Jessica P. Einhorn	Director	February 18, 2011

/s/ Fred Hassan Fred Hassan	Director	February 18, 2011

/s/ Michael A. Miles Michael A. Miles	Director	February 18, 2011

/s/ Kenneth J. Novack Kenneth J. Novack	Director	February 18, 2011

/s/ Paul D. Wachter Paul D. Wachter	Director	February 18, 2011

/s/ Deborah C. Wright Deborah C. Wright	Director	February 18, 2011

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
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on Time Warner Inc.’s (“Time Warner” or the “Company”) businesses, current developments, financial condition, cash flows and results of operations. MD&A is organized as follows:

•	Overview. This section provides a general description of Time Warner’s business segments, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2010. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description is provided of significant transactions and events that affect the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2010, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2010. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•	Market risk management. This section discusses how the Company monitors and manages exposure to potential gains and losses arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments.

•	Critical accounting policies. This section identifies those accounting policies that are considered important to the Company’s results of operations and financial condition, require significant judgment and require estimates on the part of management in application. The Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•	Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing herein. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to Item 1A, “Risk Factors,” in Part I of this report for a discussion of the risk factors applicable to the Company.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, CNN, HBO, Cinemax, Warner Bros., New Line Cinema, People, Sports Illustrated and Time. During the year ended December 31, 2010, the Company generated revenues of $26.888 billion (up 6% from $25.388 billion in 2009), Operating Income of $5.428 billion (up 21% from $4.470 billion in 2009), Net Income attributable to Time Warner shareholders of $2.578 billion (up 4% from $2.477 billion in 2009) and Cash Provided by Operations from Continuing Operations of $3.314 billion (down 2% from $3.386 billion in 2009).

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Networks, Filmed Entertainment and Publishing. For additional information regarding Time Warner’s business segments, refer to Part 1. Item 1, “Business,” and Note 15, “Segment Information,” in the accompanying consolidated financial statements.

Networks.  Time Warner’s Networks segment consists of Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“Home Box Office”). During the year ended December 31, 2010, the Networks segment generated revenues of $12.480 billion (46% of the Company’s overall revenues) and $4.224 billion in Operating Income.

Turner operates domestic and international networks, including such recognized brands as TNT, TBS, and CNN, which are among the leaders in advertising-supported cable television networks. The Turner networks generate revenues principally from providing programming to affiliates that have contracted to receive and distribute this programming and from the sale of advertising. Turner also operates various websites, including CNN.com, NASCAR.com and CartoonNetwork.com that generate revenues principally from the sale of advertising. During 2010, Turner’s Advertising revenue increased reflecting the benefit of an improved advertising environment domestically and internationally as well as yield management, partially offset by the impact of lower audience delivery at Turner’s domestic news networks.

Home Box Office operates the HBO and Cinemax multi-channel premium pay television services, with the HBO service ranking as the nation’s most widely distributed premium pay television service. Home Box Office generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to their customers who choose to subscribe to the HBO or Cinemax services. An additional source of revenues for Home Box Office is the sale and licensing of its original programming, including True Blood, Entourage and The Pacific.

The Company’s Networks segment has been pursuing international expansion in select areas. For example, during 2010, Home Box Office purchased an additional 21% equity interest in HBO Latin America Group, consisting of HBO Brasil, HBO Olé and HBO Latin America Production Services (collectively, “HBO LAG”), and acquired the remainder of its partners’ interests in HBO Central Europe (“HBO CE”), and Turner acquired Chilevisión, a television broadcaster in Chile, and a majority ownership interest in NDTV Imagine, a Hindi general entertainment channel in India. In addition, Home Box Office is expected to acquire an additional 8% equity interest in HBO LAG in the first quarter of 2011. The Company anticipates that international expansion will continue to be an area of focus at the Networks segment for the foreseeable future.

Filmed Entertainment.  Time Warner’s Filmed Entertainment segment consists of businesses managed by the Warner Bros. Entertainment Group (“Warner Bros.”) that principally produce and distribute theatrical motion pictures, including Harry Potter and the Deathly Hallows: Part 1, Inception and Clash of the Titans, as well as television shows and videogames. During the year ended December 31, 2010, the Filmed Entertainment segment generated revenues of $11.622 billion (40% of the Company’s overall revenues) and $1.107 billion in Operating Income.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The Filmed Entertainment segment’s theatrical product revenues principally are generated domestically and internationally through rentals from theatrical exhibition and subsequently through licensing fees received for the distribution of films on television networks and pay television programming services. Television product revenues principally are generated domestically and internationally from the licensing of the Filmed Entertainment segment’s programs on television networks and pay television programming services. The Filmed Entertainment segment also generates revenues for both its theatrical and television product through home video distribution on DVD and Blu-ray Discs and in various digital formats. The Filmed Entertainment segment also generates revenues through the distribution of interactive videogames.

Warner Bros. continues to be an industry leader in the television content business. At the beginning of the 2010-2011 broadcast season, Warner Bros. produced more than 30 scripted primetime series, with at least two series for each of the five broadcast networks (including Two and a Half Men, The Mentalist, The Big Bang Theory, Mike & Molly, Gossip Girl, Fringe, The Middle and Chuck) and original series for several cable networks (including The Closer, Rizzoli & Isles and Pretty Little Liars). Internationally, Warner Bros. is forming a group of local television production companies in major territories with a focus on non-scripted programs and formats that can be sold internationally and adapted for sale in the U.S. Warner Bros. is also creating locally produced versions of programs owned by the studio and is developing original local television programming. As part of its international expansion efforts, during the fourth quarter of 2010, Warner Bros. acquired a controlling interest in Shed Media plc (“Shed Media”), a leading television production company in the U.K.

The distribution of DVDs has been one of the largest drivers of the segment’s revenues and profits over the last several years. The industry and the Company have experienced a decline in DVD sales in recent years as a result of several factors, including the general economic downturn in the U.S. and many regions around the world, increasing competition for consumer discretionary time and spending, piracy, and the maturation of the standard definition DVD format. The decline in home video revenues has also been affected by consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than DVD sales. Partially offsetting the softening consumer demand for standard definition DVDs and the shift to subscription services and kiosks are growing sales of high definition Blu-ray Discs and increased sales through electronic delivery (particularly video-on-demand), which have higher gross margins than standard definition DVDs.

Publishing.  Time Warner’s Publishing segment consists principally of magazine publishing and related websites as well as marketing services and direct-marketing businesses that are all primarily conducted by Time Inc. During the year ended December 31, 2010, the Publishing segment generated revenues of $3.675 billion (14% of the Company’s overall revenues) and $515 million in Operating Income.

As of December 31, 2010, Time Inc. published 22 magazines in the U.S., including People, Sports Illustrated and Time, and over 70 magazines outside the U.S. The Publishing segment generates revenues primarily from the sale of print advertising, magazine subscriptions and newsstand sales. Advertising sales at the Publishing segment, particularly print advertising sales, were significantly adversely affected by the economic environment during 2009. In contrast, during 2010, the Publishing segment’s Advertising revenues stabilized driven by increases in domestic print advertising pages sold, partially offset by lower average advertising rates per page, and increases in digital advertising. For the year ended December 31, 2010, digital Advertising revenues were 13% of Time Inc.’s total Advertising revenues.

In July 2010, Time Inc. and Turner announced the formation of a strategic digital partnership between Turner Sports and Sports Illustrated. The partnership combines Sports Illustrated’s and Golf’s content with Turner’s digital media and sales expertise. Under the agreement, beginning in the fourth quarter of 2010, Turner began managing the SI.com and Golf.com websites, including selling all advertising for the websites. Accordingly, effective with the change, Turner receives all advertising revenues generated from the websites and Time Inc. receives a license fee from Turner and reimbursement for certain website editorial and other costs.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

In its ongoing effort to improve efficiency and reduce its cost structure, the Publishing segment executed restructuring initiatives, primarily relating to headcount reductions, in the fourth quarters of 2010 and 2009. For the years ended December 31, 2010 and 2009, restructuring costs were $61 million and $99 million, respectively.

Recent Developments

Revolving Bank Credit Facilities

On January 19, 2011, the Company entered into two new senior unsecured revolving bank credit facilities totaling $5.0 billion, which replaced the Company’s senior unsecured revolving bank credit facility that would have expired in February 2011. See “Financial Condition and Liquidity — Outstanding Debt and Other Financing Arrangements” for more information.

2010 Debt Transactions

As discussed more fully in “Financial Condition and Liquidity — Outstanding Debt and Other Financing Arrangements,” in 2010, the Company entered into a series of transactions to capitalize on the historically low interest rate environment and extend the average maturity of its public debt. Specifically, Time Warner issued $5.0 billion aggregate principal amount of 5, 10, and 30-year debt securities in two public offerings and used the net proceeds from the debt offerings to repurchase and redeem approximately $3.930 billion aggregate principal amount of debt securities of Time Warner and Historic TW Inc. (“Historic TW”) that were scheduled to mature within the next three years (collectively, the “2010 Debt Redemptions”) and to repay $805 million outstanding under the Company’s two accounts receivable securitization facilities. For the year ended December 31, 2010, the Company incurred $364 million of premiums paid and transaction costs incurred in connection with the 2010 Debt Redemptions.

Shed Media

On October 13, 2010, Warner Bros. acquired an approximate 55% interest in Shed Media, a leading television production company in the U.K., for $100 million in cash, net of cash acquired. Warner Bros. has a call right that enables it to purchase a portion of the interests held by the other owners of Shed Media in 2014 and the remaining interests held by the other owners in 2018. The other owners have a reciprocal put right that enables them to require Warner Bros. to purchase a portion of their interests in Shed Media in 2014 and the remaining interests held by them in 2018. See Note 3 to the accompanying consolidated financial statements.

Chilevisión

On October 6, 2010, Turner acquired Chilevisión, a television broadcaster in Chile, for $134 million in cash, net of cash acquired. See Note 3 to the accompanying consolidated financial statements.

HBO LAG

On March 9, 2010, Home Box Office purchased additional interests in HBO LAG for $217 million in cash, which resulted in Home Box Office owning 80% of the equity interests of HBO LAG. On November 18, 2010, one of the remaining partners in HBO LAG exercised its put option to sell its remaining 8% equity interest in HBO LAG for approximately $65 million in cash. The transaction is expected to close in the first quarter of 2011 and will result in Home Box Office owning 88% of the equity interests of HBO LAG. Home Box Office accounts for this investment under the equity method of accounting. See Notes 1 and 3 to the accompanying consolidated financial statements.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

HBO Central Europe Acquisition

On January 27, 2010, Home Box Office purchased the remainder of its partners’ interests in HBO CE for $136 million in cash, net of cash acquired. HBO CE operates the HBO and Cinemax premium pay television services serving 11 territories in Central Europe. The Company has consolidated the results of operations and financial condition of HBO CE effective January 27, 2010. Upon the acquisition of the controlling interest in HBO CE, a gain of $59 million was recognized reflecting the excess of the fair value over the Company’s carrying cost of its original investment in HBO CE. See Note 3 to the accompanying consolidated financial statements.

Common Stock Repurchase Program

On January 25, 2011, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases beginning January 1, 2011. See “Financial Condition and Liquidity” for more information.

Retirement Plan Amendments

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

Effective July 1, 2010, the Company increased its matching contributions for eligible participants in the Company’s domestic defined contribution plan (“Time Warner Savings Plan”). Effective January 1, 2011, the Company has implemented a supplemental savings plan that provides for similar Company matching for eligible participant deferrals above the Internal Revenue Service compensation limits that apply to the Time Warner Savings Plan up to $500,000 of eligible compensation.

In December 2010, amendments to the U.K. defined benefit pension plans were approved. Pursuant to the amendments, beginning in April 2011, benefits provided under the plans will stop accruing for additional years of service. Pay increases will continue to be taken into consideration when determining a participating employee’s benefits under the plans. In addition, matching contributions under a defined contribution plan will be provided to eligible U.K. employees.

See Note 13, “Benefit Plans,” to the accompanying consolidated financial statements.

NCAA Basketball Programming Agreement

On April 22, 2010, Turner, together with CBS Broadcasting, Inc. (“CBS”), entered into a 14-year agreement with The National Collegiate Athletic Association (the “NCAA”), which provides Turner and CBS with exclusive television, Internet, and wireless rights to the NCAA Division I Men’s Basketball Championship events (the “NCAA Tournament Games”) in the United States and its territories and possessions. Under the terms of the arrangement, Turner and CBS will work together to produce and distribute the NCAA Tournament Games and related programming commencing in 2011. The games will be televised on Turner’s TNT, TBS and truTV networks and on the CBS network, and advertising is sold on a joint basis.

The aggregate programming rights fee of approximately $10.8 billion, which will be shared by Turner and CBS, will be paid by Turner to the NCAA over the 14-year term of the agreement. Further, Turner and CBS have agreed to share advertising and sponsorship revenues and production costs. In the event, however, that the programming rights fee and production costs exceed advertising and sponsorship revenues, CBS’s share of such shortfall is limited to specified annual amounts (the “Loss Cap Amounts”), ranging from approximately $90 million to $30 million (totaling approximately $670 million over the term of the agreement). Beginning in 2011, consistent with the Company’s other sports programming rights, Turner’s share of the programming rights fee will be

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

amortized based on the ratio of current period advertising revenue to total estimated advertising revenue over the term of the agreement. Any costs recognized and payable by Turner due to the Loss Cap Amounts will be expensed by the Company as incurred.

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

Significant Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by significant transactions and certain other items in each period as follows (millions):

	Years Ended December 31,
	2010	2009	2008

Amounts related to securities litigation and government investigations, net	$(22)	$(30)	$(21)
Asset impairments	(20)	(85)	(7,213)
Gain (loss) on operating assets	70	(33)	(3)

Impact on Operating Income	28	(148)	(7,237)
Investment gains (losses), net	32	(21)	(60)
Amounts related to the separation of Time Warner Cable Inc.	(6)	14	(11)
Costs related to the separation of AOL Inc.	—	(15)	—
Premiums paid and transaction costs incurred in connection with debt redemptions	(364)	—	—
Share of equity investment gain on disposal of assets	—	—	30

Pretax impact	(310)	(170)	(7,278)
Income tax impact of above items	131	37	488
Tax items related to Time Warner Cable Inc.	—	24	(9)

After-tax impact	(179)	(109)	(6,799)
Noncontrolling interest impact	—	5	—

Impact of items on income from continuing operations attributable to Time Warner Inc. shareholders	$(179)	$(104)	$(6,799)

In addition to the items affecting comparability described above, the Company incurred restructuring costs of $97 million, $212 million and $327 million for the years ended December 31, 2010, 2009 and 2008, respectively. During the year ended December 31, 2010, the Company also recognized a $58 million reserve reversal in connection with the resolution of litigation relating to the sale of the Atlanta Hawks and Thrashers sports franchises and certain operating rights to the Philips Arena (the “Winter Sports Teams”). For further discussion of restructuring costs and the $58 million reserve reversal, refer to “Consolidated Results” and “Business Segment Results.”

Amounts Related to Securities Litigation

The Company recognized legal and other professional fees related to the defense of securities litigation matters by former employees totaling $22 million, $30 million and $21 million for the years ended December 31, 2010, 2009 and 2008, respectively.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Asset Impairments

During the year ended December 31, 2010, the Company recorded noncash impairments of $9 million at the Filmed Entertainment segment related to the termination of a games licensing relationship and $11 million at the Publishing segment related to certain intangible assets.

During the year ended December 31, 2009, the Company recorded noncash impairments of $52 million at the Networks segment related to Turner’s interest in a general entertainment network in India and $33 million at the Publishing segment related to certain fixed assets in connection with the Publishing segment’s restructuring activities.

During the year ended December 31, 2008, the Company recorded noncash impairments related to goodwill and identifiable intangible assets of $7.139 billion at the Publishing segment. The Company also recorded noncash impairments of $18 million at the Networks segment related to GameTap, an online video game business, and $30 million at the Publishing segment related to a sub-lease with a tenant that filed for bankruptcy in September 2008, $21 million at the Publishing segment related to Southern Living At Home and $5 million at the Publishing segment related to certain other asset write-offs.

Gain (Loss) on Operating Assets

For the year ended December 31, 2010, the Company recognized a $59 million gain at the Networks segment upon the acquisition of its controlling interest in HBO CE, reflecting the recognition of the excess of the fair value over the Company’s carrying costs of its original investment in HBO CE. For the year ended December 31, 2010, the Company also recorded noncash income of $11 million at the Filmed Entertainment segment related to a fair value adjustment on certain contingent consideration arrangements relating to acquisitions.

For the year ended December 31, 2009, the Company recognized a $33 million loss at the Filmed Entertainment segment on the sale of Warner Bros.’ Italian cinema assets.

For the year ended December 31, 2008, the Company recorded a $3 million loss at the Networks segment on the sale of GameTap.

Investment Gains (Losses), Net

For the year ended December 31, 2010, the Company recognized net investment gains of $32 million, including $13 million of miscellaneous investment gains, net, and noncash income of $19 million related to fair value adjustments on certain options to redeem securities.

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

Amounts Related to the Separation of TWC

For the year ended December 31, 2010, the Company recognized $6 million of other loss related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by Time Warner Cable Inc. (“TWC”) employees.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the year ended December 31, 2009, the Company recognized $20 million of other income related to the increase in the estimated fair value of Time Warner equity awards held by TWC employees. In addition, the Company incurred pretax direct transaction costs, primarily legal and professional fees, related to the separation of TWC of $6 million for the year ended December 31, 2009 and $11 million for the year ended December 31, 2008.

The aforementioned costs have been reflected in other income (loss), net in the accompanying consolidated statement of operations.

Costs Related to the Separation of AOL

For the year ended December 31, 2009, the Company incurred $15 million of costs related to the separation of AOL Inc. (“AOL”), which have been recorded in other income (loss), net in the accompanying consolidated statement of operations. These costs were related to the solicitation of consents from debt holders to amend the indentures governing certain of the Company’s debt securities.

Premiums Paid and Transaction Costs Incurred in Connection with Debt Redemptions

For the year ended December 31, 2010, the Company recognized $364 million of premiums paid and transaction costs incurred in connection with the 2010 Debt Redemptions, which were recorded in other income (loss), net in the accompanying consolidated statement of operations. See “Financial Condition and Liquidity — Outstanding Debt and Other Financing Arrangements” for more information.

Share of Equity Investment Gain on Disposal of Assets

For the year ended December 31, 2008, the Company recognized $30 million as its share of a pretax gain on the sale of a Central European documentary channel of an equity method investee, which has been reflected in other income (loss), net in the accompanying consolidated statement of operations.

Income Tax Impact and Tax Items Related to TWC

The income tax impact reflects the estimated tax provision or tax benefit associated with each item affecting comparability. Such estimated tax provisions or tax benefits vary based on certain factors, including the taxability or deductibility of the items and foreign tax on certain transactions. For the years ended December 31, 2009 and 2008, the Company also recognized approximately $24 million of tax benefits and $9 million of tax expense, respectively, attributable to the impact of certain state tax law changes on TWC net deferred liabilities.

Noncontrolling Interest Impact

For the year ended December 31, 2009, the noncontrolling interest impact of $5 million reflects the minority owners’ share of the tax provision related to changes in certain state tax laws on TWC net deferred liabilities.

2010 vs. 2009

Consolidated Results

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Revenues.  The components of revenues are as follows (millions):

	Years Ended December 31,
	2010	2009	% Change

Subscription	$9,028	$8,445	7%
Advertising	5,682	5,161	10%
Content	11,565	11,074	4%
Other	613	708	(13%)

Total revenues	$26,888	$25,388	6%

The increase in Subscription revenues for the year ended December 31, 2010 was primarily related to an increase at the Networks segment. Advertising revenues increased for the year ended December 31, 2010 primarily reflecting growth at the Networks and Publishing segments. The increase in Content revenues for the year ended December 31, 2010 was due primarily to increases at the Filmed Entertainment and Networks segments.

Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  For the years ended December 31, 2010 and 2009, costs of revenues totaled $15.023 billion and $14.235 billion, respectively, and, as a percentage of revenues, were 56% for both years. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses.  For the year ended December 31, 2010, selling, general and administrative expenses increased 1% to $6.126 billion from $6.073 billion in 2009, primarily due to an increase at the Networks segment, partially offset by a decrease at the Publishing segment. In addition, selling, general and administrative expenses for the year ended December 31, 2010 included a $58 million reserve reversal at the Networks segment in connection with the resolution of litigation relating to the Winter Sports Teams. The segment variations are discussed in “Business Segment Results.”

Included in costs of revenues and selling, general and administrative expenses is depreciation expense, which increased to $674 million in 2010 from $668 million in 2009.

Amortization Expense.  Amortization expense decreased to $264 million in 2010 from $280 million in 2009.

Restructuring Costs.  For the year ended December 31, 2010, the Company incurred restructuring costs of $97 million primarily related to various employee terminations and other exit activities, consisting of $6 million at the Networks segment, $30 million at the Filmed Entertainment segment and $61 million at the Publishing segment. The total number of employees terminated across the segments in 2010 was approximately 500.

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

Operating Income.  Operating Income increased to $5.428 billion for the year ended December 31, 2010 from $4.470 billion for the year ended December 31, 2009. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $28 million of income and $148 million of expense for the years ended December 31, 2010 and 2009, respectively, Operating Income increased $782 million, primarily reflecting increases at the Networks and Publishing segments. The segment variations are discussed under “Business Segment Results.”

Interest Expense, Net.  For the year ended December 31, 2010, interest expense, net, increased to $1.178 billion from $1.166 billion for the year ended December 31, 2009 primarily due to the absence in 2010 of a prior year $43 million benefit in connection with the resolution of an international VAT matter and higher net debt, partially offset by lower rates.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Other Income (Loss), Net.  Other income (loss), net detail is shown in the table below (millions):

	Years Ended December 31,
	2010	2009

Investment gains (losses), net	$32	$(21)
Amounts related to the separation of TWC	(6)	14
Costs related to the separation of AOL	—	(15)
Premiums paid and transaction costs incurred in connection with debt redemptions	(364)	—
Income (loss) from equity method investees	6	(32)
Other	1	(13)

Other income (loss), net	$(331)	$(67)

The changes in other income (loss), net related to investment gains (losses), net, amounts related to the separation of TWC, costs related to the separation of AOL and premiums paid and transaction costs incurred in connection with debt redemptions are discussed under “Significant Transactions and Other Items Affecting Comparability.” The remaining changes reflect income from equity method investees and the favorable impact of foreign exchange rates.

Income Tax Provision.  Income tax expense from continuing operations increased to $1.348 billion in 2010 from $1.153 billion in 2009. The Company’s effective tax rate for continuing operations was 34% in 2010 compared to 36% in 2009. This decrease was primarily due to the benefit of valuation allowance releases on tax attributes and higher domestic production deductions.

Income from Continuing Operations.  Income from continuing operations increased to $2.571 billion in 2010 from $2.084 billion in 2009. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $179 million and $109 million of expense, net for the years ended December 31, 2010 and 2009, respectively, income from continuing operations increased by $557 million, primarily reflecting higher Operating Income, partially offset by higher income tax expense. Basic and diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders were $2.27 and $2.25, respectively, in 2010 compared to $1.76 and $1.75, respectively, in 2009.

Discontinued Operations, Net of Tax.  The financial results for the year ended December 31, 2009 included the impact of treating the results of operations and financial condition of AOL and TWC as discontinued operations. Discontinued operations, net of tax was income of $428 million and included AOL’s results for the period January 1, 2009 through December 9, 2009 and TWC’s results for the period from January 1, 2009 through March 12, 2009. For additional information, see Note 3 to the accompanying consolidated financial statements.

Net Income (Loss) Attributable to Noncontrolling Interests.  For the year ended December 31, 2010, net loss attributable to noncontrolling interests was $7 million, and for the year ended December 31, 2009, net income attributable to noncontrolling interests was $35 million.

Net Income Attributable to Time Warner Inc. Shareholders.  Net income attributable to Time Warner Inc. shareholders was $2.578 billion and $2.477 billion for the years ended December 31, 2010 and 2009, respectively. Basic and diluted net income per common share attributable to Time Warner Inc. common shareholders were $2.27 and $2.25, respectively, in 2010 compared to $2.08 and $2.07, respectively, in 2009.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Business Segment Results

Networks.  Revenues and Operating Income of the Networks segment for the years ended December 31, 2010 and 2009 are as follows (millions):

	Years Ended December 31,
	2010	2009	% Change

Revenues:
Subscription	$7,671	$7,077	8%
Advertising	3,736	3,272	14%
Content	942	819	15%
Other	131	85	54%

Total revenues	12,480	11,253	11%
Costs of revenues(a)	(5,732)	(5,349)	7%
Selling, general and administrative(a)	(2,200)	(2,002)	10%
Gain on operating assets	59	—	NM
Asset impairments	—	(52)	(100%	)
Restructuring costs	(6)	(8)	(25%	)
Depreciation	(342)	(338)	1%
Amortization	(35)	(34)	3%

Operating Income	$4,224	$3,470	22%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues consisted of an increase in domestic subscription revenues of $406 million, mainly due to higher domestic subscription rates, and an increase in international subscription revenues of $188 million, primarily due to the consolidation of HBO CE, international growth and, to a lesser extent, the favorable impact of foreign exchange rates. Home Box Office’s domestic subscribers declined by 1.6 million during 2010; however, as these subscribers generated very little or no revenue, the decline had almost no impact on Subscription revenues.

The increase in Advertising revenues reflected domestic growth of $248 million at Turner mainly as a result of strong domestic demand as well as yield management, which was partially offset by the impact of lower audience delivery at Turner’s domestic news networks. Advertising revenues also increased $216 million due to international expansion and growth.

The increase in Content revenues was due primarily to higher sales of Home Box Office’s original programming of $104 million, which included licensing and home video sales of The Pacific and the domestic basic cable television sale of Entourage, and higher international licensing revenues at Turner, partially offset by a decrease of approximately $20 million due to a larger benefit in 2009 associated with lower than anticipated home video returns.

Costs of revenues increased 7% and, as a percentage of revenues, were 46% in 2010 compared to 48% in 2009. Programming costs increased 5% to $4.485 billion in 2010 from $4.258 billion in 2009, primarily due to higher original programming and sports programming costs and increased programming costs due to international growth and expansion, partially offset by a prior year $104 million write-down to net realizable value relating to a program licensed by Turner from Warner Bros. that the Company re-licensed to a third party. The increases in Costs of revenues also reflected higher operating costs of $156 million primarily related to international expansion.

Selling, general and administrative expenses increased due primarily to higher marketing expenses, increased costs associated with acquisitions and merit-based increases in compensation, partially offset by a $58 million reserve reversal in connection with the resolution of litigation relating to the sale of the Winter Sports Teams.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2010 results included a $59 million gain that was recognized upon the acquisition of the controlling interest in HBO CE, reflecting the excess of the fair value over the Company’s carrying costs of its original investment in HBO CE. The 2009 results included a $52 million noncash impairment of intangible assets related to Turner’s interest in a general entertainment network in India. In addition, the 2010 and 2009 results included $6 million and $8 million, respectively, of restructuring costs, primarily related to headcount reductions.

Operating Income increased primarily due to the increase in revenues, the $59 million gain relating to HBO CE, the $58 million reserve reversal in connection with the resolution of litigation related to the sale of the Winter Sports Teams and the absence in 2010 of the $52 million noncash impairment of intangible assets, partially offset by higher costs of revenues and higher selling, general and administrative expenses.

The Company anticipates that Operating Income growth at the Networks segment for the first quarter of 2011 will be negatively affected by increased programming costs associated with Turner’s investment in the NCAA Tournament Games programming.

Filmed Entertainment.  Revenues and Operating Income of the Filmed Entertainment segment for the years ended December 31, 2010 and 2009 are as follows (millions):

	Years Ended December 31,
	2010	2009	% Change

Revenues:
Subscription	$66	$44	50%
Advertising	75	79	(5%)
Content	11,359	10,766	6%
Other	122	177	(31%)

Total revenues	11,622	11,066	5%
Costs of revenues(a)	(8,429)	(7,805)	8%
Selling, general and administrative(a)	(1,684)	(1,676)	—
Gain (loss) on operating assets	11	(33)	(133%)
Asset impairments	(9)	—	N	M
Restructuring costs	(30)	(105)	(71%)
Depreciation	(186)	(164)	13%
Amortization	(188)	(199)	(6%)

Operating Income	$1,107	$1,084	2%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Content revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the years ended December 31, 2010 and 2009 are as follows (millions):

	Years Ended December 31,
	2010	2009	% Change

Theatrical product:
Theatrical film	$2,249	$2,085	8%
Home video and electronic delivery	2,707	2,820	(4%)
Television licensing	1,605	1,459	10%
Consumer products and other	125	129	(3%)

Total theatrical product	6,686	6,493	3%
Television product:
Television licensing	2,987	2,506	19%
Home video and electronic delivery	790	777	2%
Consumer products and other	216	214	1%

Total television product	3,993	3,497	14%
Other	680	776	(12%)

Total Content revenues	$11,359	$10,766	6%

For the year ended December 31, 2010, Content revenues included the positive impact of foreign exchange rates on many of the segment’s international operations.

Theatrical film revenues in 2010, which included revenues from Harry Potter and the Deathly Hallows: Part I, Inception, Clash of the Titans, Sex and the City 2, Valentine’s Day and Due Date, increased compared to revenues in 2009, which included revenues from Harry Potter and the Half-Blood Prince, The Hangover, The Blind Side, Sherlock Holmes and Terminator Salvation.

Theatrical product revenues from home video and electronic delivery decreased due primarily to lower home video catalog sales due in part to the effect of improved home video catalog returns in the second quarter of 2009, partially offset by an increased quantity of new releases in 2010. Significant titles in 2010 included The Blind Side, Inception, Sherlock Holmes, Clash of the Titans and Sex and the City 2, while 2009 included Harry Potter and the Half-Blood Prince, The Hangover and Gran Torino.

Theatrical product revenues from television licensing increased due primarily to the quantity and mix of availabilities. In 2010, theatrical product revenues from television licensing included worldwide television availabilities for Harry Potter and the Order of the Phoenix and Harry Potter and the Half-Blood Prince.

The increase in television product licensing fees for the year ended December 31, 2010 was due primarily to the off-network availabilities of Two and a Half Men, The New Adventures of Old Christine and The Closer, increased revenues from new series and revenues from Shed Media, which was acquired in October 2010.

Television product revenues from home video and electronic delivery were essentially flat due to the timing and mix of product.

Other content revenues in 2010, which included revenues from the interactive videogame release of LEGO Harry Potter: Years 1-4, decreased compared to 2009, which included revenues from the interactive videogame release of Batman: Arkham Asylum, LEGO Indiana Jones 2: The Adventure Continues, F.E.A.R. 2: Project Origin and LEGO Rock Band.

The increase in costs of revenues resulted primarily from higher film costs due mainly to higher television product costs and higher advertising and print costs due mainly to the quantity and mix of films released, including a

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

higher number of international releases. Film costs increased to $5.194 billion in 2010 from $4.789 billion in 2009. Included in film costs are net theatrical film valuation adjustments, which were $78 million in 2010 compared to $85 million in 2009. In 2009, the Company also recognized a net benefit of $50 million related to adjustments to correct prior period participation accruals. Costs of revenues as a percentage of revenues were 73% in 2010 compared to 71% in 2009. This percentage varies from period to period based on the quantity, mix and timing of theatrical releases and television availabilities.

Selling, general and administrative expenses were essentially flat as increased costs associated with acquisitions and merit-based increases in compensation were largely offset by lower bad debt expenses.

As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2010 results included an $11 million noncash gain related to a fair value adjustment on certain contingent consideration arrangements relating to acquisitions and a $9 million noncash impairment of intangible assets related to the termination of a games licensing relationship. The 2009 results included a $33 million loss on the sale of Warner Bros.’ Italian cinema assets. In addition, the results for the years ended December 31, 2010 and 2009 included $30 million and $105 million of restructuring costs, respectively, primarily related to headcount reductions and the outsourcing of certain functions.

The increase in Operating Income was primarily due to higher revenues, lower restructuring costs and the absence in 2010 of the $33 million loss on the 2009 sale of Warner Bros.’ Italian cinema assets, partially offset by higher costs of revenues, the 2009 net benefit of $50 million related to adjustments to correct prior period participation accruals, the impact of improved home video catalog returns in 2009 of approximately $30 million, and the absence in 2010 of a $26 million benefit in connection with the resolution of an international VAT matter in 2009.

The Company anticipates that Operating Income at the Filmed Entertainment segment for the first quarter of 2011 will decline as compared to Operating Income in the first quarter of 2010 due to the timing of theatrical and home video releases.

Publishing.  Revenues and Operating Income of the Publishing segment for the years ended December 31, 2010 and 2009 are as follows (millions):

	Years Ended December 31,
	2010	2009	% Change

Revenues:
Subscription	$1,291	$1,324	(2%)
Advertising	1,935	1,878	3%
Content	68	73	(7%)
Other	381	461	(17%)

Total revenues	3,675	3,736	(2%)
Costs of revenues(a)	(1,359)	(1,441)	(6%)
Selling, general and administrative(a)	(1,580)	(1,744)	(9%)
Asset impairments	(11)	(33)	(67%)
Restructuring costs	(61)	(99)	(38%)
Depreciation	(108)	(126)	(14%)
Amortization	(41)	(47)	(13%)

Operating Income	$515	$246	109%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

Subscription revenues decreased primarily due to a $23 million decline in domestic subscription revenues and lower domestic newsstand revenues of $9 million.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Advertising revenues increased primarily due to a $28 million increase in domestic print advertising revenues due to improvements in domestic print advertising pages sold, partially offset by lower average advertising rates per page, and a $32 million increase in digital advertising revenues. Growth in digital advertising revenues at the Publishing segment was negatively affected by the transfer of management to Turner in the fourth quarter of 2010 of the SI.com and Golf.com websites, including selling the advertising for the websites. This transfer had a commensurate increase in digital advertising revenues at the Networks segment.

The decrease in Other revenues is due primarily to declines at non-magazine businesses, including Synapse, and the sale of Southern Living At Home in the third quarter of 2009.

Costs of revenues decreased 6% and, as a percentage of revenues, were 37% in 2010 compared to 39% in 2009. Costs of revenues for the magazine and digital businesses include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased 4% to $1.190 billion in 2010 from $1.241 billion in 2009, primarily due to lower paper costs associated with a decline in paper prices and cost savings initiatives. In addition, costs of revenues declined at the non-magazine businesses primarily as a result of lower revenues and the sale of Southern Living At Home.

Selling, general and administrative expenses decreased due primarily to lower marketing expenses, lower pension expenses, the sale of Southern Living At Home, cost savings resulting from Time Inc.’s fourth quarter 2009 restructuring activities and the absence in 2010 of an $18 million bad debt reserve in 2009 related to a newsstand wholesaler.

As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2010 results included $11 million of noncash impairments related to certain intangible assets and the 2009 results included $33 million of noncash impairments of certain fixed assets in connection with the Publishing segment’s restructuring activities. In addition, the results for the years ended December 31, 2010 and 2009 included restructuring costs of $61 million and $99 million, respectively.

Operating Income increased due primarily to decreases in selling, general and administrative expenses and costs of revenues, lower restructuring costs and a decrease in asset impairments, partially offset by lower revenues.

Corporate.  Operating Loss of the Corporate segment for the years ended December 31, 2010 and 2009 is as follows (millions):

	Years Ended December 31,
	2010	2009	% Change

Selling, general and administrative(a)	$(336)	$(325)	3%
Depreciation	(38)	(40)	(5%)

Operating Loss	$(374)	$(365)	2%

(a)	Selling, general and administrative expenses exclude depreciation.

Operating Loss increased compared to the prior year due primarily to merit-based increases in compensation, severance charges and an adjustment to a lease exit accrual, partially offset by lower pension expenses and lower legal and other professional fees related to the defense of former employees in various lawsuits.

2009 vs. 2008

Consolidated Results

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Revenues.  The components of revenues are as follows (millions):

	Years Ended December 31,
	2009	2008	% Change

Subscription	$8,445	$8,300	2%
Advertising	5,161	5,798	(11%)
Content	11,074	11,450	(3%)
Other	708	886	(20%)

Total revenues	$25,388	$26,434	(4%)

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

Costs of Revenues.  For the years ended December 31, 2009 and 2008, costs of revenues totaled $14.235 billion and $14.911 billion, respectively, and, as a percentage of revenues, were both 56%. The segment variations are discussed in detail in “Business Segment Results.”

Selling, General and Administrative Expenses.  For the years ended December 31, 2009 and 2008, selling, general and administrative expenses decreased 9% to $6.073 billion in 2009 from $6.678 billion in 2008, due to decreases across each of the segments. The segment variations are discussed in detail in “Business Segment Results.”

Included in costs of revenues and selling, general and administrative expenses is depreciation expense, which was $668 million in both 2009 and 2008.

Amortization Expense.  Amortization expense decreased to $280 million in 2009 from $346 million in 2008. The decrease in amortization expense primarily related to declines at the Filmed Entertainment and Publishing segments. The segment variations are discussed in detail in “Business Segment Results.”

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

Operating Income (Loss).  Operating Income was $4.470 billion in 2009 compared to Operating Loss of $3.044 billion in 2008. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $148 million and $7.237 billion of expense for the years ended December 31, 2009 and 2008, respectively, Operating Income increased $425 million, primarily reflecting increases at the Networks and Filmed Entertainment segments, partially offset by a decline at the Publishing segment. The segment variations are discussed under “Business Segment Results.”

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Interest Expense, Net.  Interest expense, net, decreased to $1.166 billion in 2009 from $1.360 billion in 2008. The decrease in interest expense, net for the year ended December 31, 2009 is due primarily to lower average net debt and also included a $43 million benefit in connection with the resolution of an international VAT matter.

Other Income (Loss), Net.  Other income (loss), net detail is shown in the table below (millions):

	Years Ended
	December 31,
	2009	2008

Investment losses, net	$(21)	$(60)
Amounts related to the separation of TWC	14	(11)
Costs related to the separation of AOL	(15)	—
Income (loss) from equity method investees	(32)	34
Other	(13)	44

Other income (loss), net	$(67)	$7

The changes in investment losses, net, amounts related to the separation of TWC and costs related to the separation of AOL are discussed under “Significant Transactions and Other Items Affecting Comparability.” The change in Income (loss) from equity method investees for the year ended December 31, 2009 was primarily due to the Company’s recognition in the third quarter of 2008 of its $30 million share of a pretax gain on the sale of a Central European documentary channel by an equity method investee, as well as losses in 2009 from equity method investees. The remaining change reflected the negative impact of foreign exchange rates.

Income Tax Provision.  Income tax expense from continuing operations was $1.153 billion in 2009 compared to $693 million in 2008. The Company’s effective tax rate for continuing operations was 36% in 2009 compared to (16%) in 2008. The change is primarily attributable to the portion of the goodwill impairment in 2008 that did not generate a tax benefit and the recognition of certain state and local tax benefits in 2009.

Income (Loss) from Continuing Operations.  Income from continuing operations was $2.084 billion in 2009 compared to a loss from continuing operations of $5.090 billion in 2008. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $109 million and $6.799 billion of expense, net in 2009 and 2008, respectively, income from continuing operations increased by $484 million, primarily reflecting higher Operating Income and lower interest expense, net, partially offset by other losses, net in 2009, all as noted above. Basic and diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders were $1.76 and $1.75, respectively, in 2009 compared to basic and diluted loss per common share from continuing operations attributable to Time Warner Inc. common shareholders of $4.27 for both in 2008.

Discontinued Operations, Net of Tax.  The financial results for the years ended December 31, 2009 and 2008 included the impact of treating the results of operations and financial condition of TWC and AOL as discontinued operations. Discontinued operations, net of tax was income of $428 million in 2009 and was a loss of $9.559 billion in 2008. The 2009 results included TWC’s results for the period from January 1, 2009 through March 12, 2009 and AOL’s results for the period January 1, 2009 through December 9, 2009, as compared to the results for 2008, which included TWC’s results and AOL’s results for the full twelve-month period. Included in discontinued operations for 2008 was a noncash impairment of $14.822 billion and a related tax benefit of $5.729 billion to reduce the carrying values of certain cable franchise rights at TWC and a noncash impairment of $2.207 billion and a related tax benefit of $90 million to reduce the carrying value of goodwill at AOL. For additional information, see Note 3 to the accompanying consolidated financial statements.

Net Income (Loss) Attributable to Noncontrolling Interests.  Net income attributable to noncontrolling interests was $35 million in 2009 compared to a net loss attributable to noncontrolling interests of $1.251 billion in

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

2008, of which $39 million of income and a $1.251 billion loss, respectively, were attributable to discontinued operations.

Net Income (Loss) Attributable to Time Warner Inc. shareholders.  Net income attributable to Time Warner Inc. common shareholders was $2.477 billion in 2009 compared to a loss of $13.398 billion in 2008. Basic and diluted net income per common share attributable to Time Warner Inc. common shareholders were $2.08 and $2.07, respectively, in 2009 compared to basic and diluted net loss per common share attributable to Time Warner Inc. common shareholders of $11.22 for both in 2008.

Business Segment Results

Networks.  Revenues and Operating Income of the Networks segment for the years ended December 31, 2009 and 2008 are as follows (millions):

	Years Ended December 31,
	2009	2008	% Change

Revenues:
Subscription	$7,077	$6,738	5%
Advertising	3,272	3,359	(3%)
Content	819	901	(9%)
Other	85	60	42%

Total revenues	11,253	11,058	2%
Costs of revenues(a)	(5,349)	(5,261)	2%
Selling, general and administrative(a)	(2,002)	(2,320)	(14%)
Loss on disposal of consolidated business	—	(3)	(100%)
Asset impairments	(52)	(18)	189%
Restructuring costs	(8)	3	N	M
Depreciation	(338)	(324)	4%
Amortization	(34)	(33)	3%

Operating Income	$3,470	$3,102	12%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues consisted primarily of a $325 million increase in domestic subscription revenues mainly due to higher domestic subscription rates at both Turner and Home Box Office and an increase in international subscription revenues of $51 million due to international subscriber growth, which was partially offset by a $37 million negative impact of foreign exchange rates.

The decrease in Advertising revenues primarily reflected a decrease of $69 million at Turner’s news networks, mainly due to audience declines, in part tied to the impact of the 2008 election coverage, and weakened demand, as well as a $20 million negative impact of foreign exchange rates principally at Turner’s international entertainment networks.

The decrease in Content revenues was due primarily to a $99 million decrease in ancillary sales of Home Box Office’s original programming, partly offset by the effect of lower than anticipated home video returns of approximately $25 million.

Costs of revenues increased primarily due to higher programming costs. Programming costs increased 2% to $4.258 billion from $4.161 billion in 2008. The increase in programming costs was due primarily to higher expenses related to licensed programming at both Turner and Home Box Office and original programming at Turner, partially offset by lower sports programming expenses at Turner that were primarily related to NBA programming and lower newsgathering costs, primarily reflecting the absence of the prior year’s election-related newsgathering costs.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Licensed programming costs for the year ended December 31, 2009 included a fourth quarter $104 million write-down to the net realizable value relating to a program licensed by Turner from Warner Bros. that the Company re-licensed to a third party. The write-down of this licensed program was partially offset by $27 million of intercompany profits that have been eliminated in consolidation, resulting in a net charge to Time Warner of $77 million. Costs of revenues as a percentage of revenues were 48% in both 2009 and 2008.

The decrease in selling, general and administrative expenses for the year ended December 31, 2009 reflected a $281 million charge in 2008 as a result of a trial court judgment against Turner related to the sale of the Winter Sports Teams. Excluding the impact of this charge, selling, general and administrative expenses decreased primarily due to lower marketing expenses.

As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2009 results included a $52 million noncash impairment of intangible assets related to Turner’s interest in a general entertainment network in India. The 2008 results included an $18 million noncash impairment related to GameTap, an online video game business, and a $3 million loss on the sale of GameTap. In addition, the 2009 results included restructuring costs of $8 million at Home Box Office primarily related to severance, and the 2008 results included a $3 million reversal of 2007 restructuring charges related to senior management changes at Home Box Office due to changes in estimates.

Operating Income increased primarily due to an increase in revenues.

Filmed Entertainment.  Revenues and Operating Income of the Filmed Entertainment segment for the years ended December 31, 2009 and 2008 are as follows (millions):

	Years Ended December 31,
	2009	2008	% Change

Revenues:
Subscription	$44	$39	13%
Advertising	79	88	(10%	)
Content	10,766	11,030	(2%	)
Other	177	241	(27%	)

Total revenues	11,066	11,398	(3%	)
Costs of revenues(a)	(7,805)	(8,161)	(4%	)
Selling, general and administrative(a)	(1,676)	(1,867)	(10%	)
Loss on operating assets	(33)	—	NM
Restructuring costs	(105)	(142)	(26%	)
Depreciation	(164)	(167)	(2%	)
Amortization	(199)	(238)	(16%	)

Operating Income	$1,084	$823	32%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

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

Other content revenues in 2009, which included the interactive videogame releases of LEGO Indiana Jones 2: The Adventure Continues, F.E.A.R. 2: Project Origin and LEGO Rock Band as well as the expansion of the distribution of third party interactive videogames, increased slightly compared to Other content revenues in 2008, which included revenues from the interactive videogame releases of LEGO Indiana Jones and LEGO Batman.

The decrease in costs of revenues resulted primarily from a $259 million decrease in theatrical advertising and print costs due primarily to the timing, quantity and mix of films released and a $163 million decline in manufacturing and related costs primarily associated with a decline in home video revenues. Film costs

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

increased to $4.789 billion in 2009 from $4.741 billion in 2008. Included in film costs are net pre-release theatrical film valuation adjustments, which increased slightly to $85 million in 2009 from $84 million in 2008. In addition, in 2009, the Company recognized a net benefit of approximately $50 million related to adjustments to correct prior period participation accruals, and, in 2008, the Company recognized approximately $53 million in participation expense related to claims on films released in prior periods. Costs of revenues as a percentage of revenues was 71% in 2009 compared to 72% in 2008.

The decrease in selling, general and administrative expenses was primarily the result of a $60 million decline in employee costs mainly resulting from the operational reorganization of the New Line business in 2008 and Warner Bros.’ restructuring activities in 2009, discussed below, as well as a $133 million decrease in distribution expenses primarily associated with the declines in Home video and electronic delivery revenues.

As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2009 results included a $33 million loss on the sale of Warner Bros.’ Italian cinema assets. In addition, beginning in the first quarter of 2009, Warner Bros. commenced a significant restructuring, primarily consisting of headcount reductions and the outsourcing of certain functions to an external service provider. The Filmed Entertainment segment incurred restructuring charges of $105 million in 2009. The 2008 results included restructuring charges of $142 million primarily related to involuntary employee terminations in connection with the operational reorganization of the New Line business.

Operating Income increased primarily due to lower costs of revenues and selling, general and administrative expenses and a decrease in amortization expense primarily relating to film library assets, partly offset by a decrease in revenues and the negative impact of foreign exchange rates. Operating Income also included the effect of lower than anticipated home video catalog returns of approximately $40 million, a $26 million benefit in connection with the resolution of an international VAT matter and the $33 million loss on the sale of the Italian cinema assets.

Publishing.  Revenues and Operating Income (Loss) of the Publishing segment for the years ended December 31, 2009 and 2008 are as follows (millions):

	Years Ended December 31,
	2009	2008	% Change

Revenues:
Subscription	$1,324	$1,523	(13%	)
Advertising	1,878	2,419	(22%	)
Content	73	63	16%
Other	461	603	(24%	)

Total revenues	3,736	4,608	(19%	)
Costs of revenues(a)	(1,441)	(1,813)	(21%	)
Selling, general and administrative(a)	(1,744)	(1,840)	(5%	)
Asset impairments	(33)	(7,195)	NM
Restructuring costs	(99)	(176)	(44%	)
Depreciation	(126)	(133)	(5%	)
Amortization	(47)	(75)	(37%	)

Operating Income (Loss)	$246	$(6,624)	NM

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

Subscription revenues declined primarily due to softening domestic newsstand sales, which decreased $47 million, and a decline of $35 million in domestic subscription sales, both due in part to the effect of the current economic environment, as well as a $95 million decrease at IPC resulting primarily from the negative impact of foreign exchange rates.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Advertising revenues decreased primarily due to a $330 million decline in domestic print Advertising revenues and a $141 million decrease in international print Advertising revenues, including the effect of foreign exchange rates at IPC, and a decrease of $20 million in online revenues. These declines primarily reflect the weak economic conditions and increased competition for advertising dollars.

Other revenues decreased due primarily to decreases at the non-magazine businesses, including Southern Living At Home, which was sold during the third quarter of 2009, and Synapse.

Costs of revenues decreased 21%, and, as a percentage of revenues, was 39% in both 2009 and 2008. Costs of revenues for the magazine and online businesses include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together decreased 20% to $1.241 billion in 2009 from $1.544 billion in 2008, primarily due to cost savings initiatives, lower printing and paper costs related to a decline in volume and lower costs at IPC due primarily to the effect of foreign exchange rates. In addition, costs of revenues at the non-magazine businesses declined as a result of lower revenues.

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

As discussed above, Operating Income (Loss) was negatively affected by $33 million and $7.195 billion of asset impairments in 2009 and 2008, respectively. Excluding the asset impairments, Operating Income decreased due primarily to lower revenues, partially offset by decreases in costs of revenues and selling, general and administrative expenses and lower restructuring costs. The decrease in Operating Income for the year ended December 31, 2009 was also partially offset by lower amortization expense as a result of the prior year noncash impairment to reduce the carrying value of certain identifiable intangible assets.

Corporate.  Operating Loss of the Corporate segment for the years ended December 31, 2009 and 2008 is as follows (millions):

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

Excluding the restructuring costs noted above, Operating Loss for the year ended December 31, 2009 was essentially flat compared to the prior year, reflecting higher pension expenses, an increase in legal and other professional fees related to the defense of former employees in various lawsuits and an increase in philanthropic contributions, offset by cost savings initiatives.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments, the purchase of up to $5 billion of common stock under the Company’s repurchase program and scheduled debt repayments. Time Warner’s sources of cash include cash provided by operations, cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at December 31, 2010 was $8.700 billion, which included $3.663 billion of cash and equivalents.

Current Financial Condition

At December 31, 2010, Time Warner had $16.549 billion of debt, $3.663 billion of cash and equivalents (net debt, defined as total debt less cash and equivalents, of $12.886 billion) and $32.940 billion of shareholders’ equity, compared to $16.208 billion of debt, $4.733 billion of cash and equivalents (net debt of $11.475 billion) and $33.396 billion of shareholders’ equity at December 31, 2009.

The following table shows the significant items contributing to the increase in net debt from December 31, 2009 to December 31, 2010 (millions):

Balance at December 31, 2009	$11,475
Cash provided by operations from continuing operations	(3,314)
Cash used by discontinued operations	24
Capital expenditures	631
Dividends paid to common stockholders	971
Investments and acquisitions, net(a)	935
Proceeds from the sale of investments	(130)
Repurchases of common stock	2,016
All other, net(b)	278

Balance at December 31, 2010	$12,886

(a)	Refer to “Investing Activities” below for further detail.
(b)	Includes premiums and transaction costs paid in connection with debt redemptions.

On January 28, 2010, Time Warner’s Board of Directors authorized up to $3.0 billion of share repurchases beginning January 1, 2010. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2010 through December 31, 2010, the Company repurchased approximately 65 million shares of common stock for approximately $1.999 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On January 25, 2011, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases beginning January 1, 2011. From January 1, 2011 through February 11, 2011, the Company repurchased approximately 9 million shares of common stock for approximately $295 million pursuant to trading programs under Rule 10b5-1 of the Exchange Act.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Cash Flows

Cash and equivalents decreased by $1.070 billion, including $24 million of cash used by discontinued operations, for the year ended December 31, 2010 and increased by $3.651 billion, including $617 million of cash provided by discontinued operations, for the year ended December 31, 2009. Components of these changes are discussed below in more detail.

Operating Activities from Continuing Operations

Details of cash provided by operations from continuing operations are as follows (millions):

	Years Ended December 31,
	2010	2009	2008

Operating Income (Loss)	$5,428	$4,470	$(3,044)
Depreciation and amortization	938	948	1,014
(Gain) loss on operating assets	(70)	33	3
Noncash asset impairments	20	85	7,213
Net interest payments(a)	(1,060)	(1,082)	(1,341)
Net income taxes paid(b)	(958)	(810)	(212)
Noncash equity-based compensation	199	175	192
Domestic pension plan contributions	(26)	(43)	(395)
Restructuring payments, net of accruals	(62)	(8)	181
Amounts paid to settle litigation	(250)	—	—
All other, net, including working capital changes	(845)	(382)	681

Cash provided by operations from continuing operations	$3,314	$3,386	$4,292

(a)	Includes interest income received of $26 million, $43 million and $65 million in 2010, 2009 and 2008, respectively.
(b)	Includes income tax refunds received of $90 million, $99 million and $137 million in 2010, 2009 and 2008, respectively, and income tax sharing payments to TWC of $87 million in 2010 and net income tax sharing receipts from TWC and AOL of $241 million and $342 million in 2009 and 2008, respectively.

Cash provided by operations from continuing operations decreased to $3.314 billion in 2010 from $3.386 billion in 2009. The decrease in cash provided by operations from continuing operations was related primarily to cash used by working capital, amounts paid to settle litigation and higher income taxes paid, partially offset by an increase in Operating Income. Working capital is subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. In 2011, the Company anticipates that cash used by working capital will increase over 2010 primarily due to higher investments in television programming and film production as well as higher cash tax payments.

Cash provided by operations from continuing operations decreased to $3.386 billion in 2009 from $4.292 billion in 2008. The decrease in cash provided by operations from continuing operations was related primarily to an increase in net income taxes paid, an increase in restructuring payments, net of accruals and cash used by working capital, partially offset by a decline in net interest payments and domestic pension plan contributions. The Company’s net income tax payments increased in 2009 by $598 million primarily due to higher taxable income in 2009 and the run-off of tax attributes that benefitted the Company in prior years.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Investing Activities from Continuing Operations

Details of cash provided (used) by investing activities from continuing operations are as follows (millions):

	Year Ended December 31,
	2010	2009	2008

Investments in available-for-sale securities	$(16)	$(4)	$(19)
Investments and acquisitions, net of cash acquired:
HBO Asia, HBO South Asia and HBO LAG	(217)	—	(288)
HBO CE	(136)	—	—
Chilevision	(134)	—	—
Shed Media	(100)	—	—
Repurchase of Google’s 5% interest in AOL	—	(283)	—
CME	—	(246)	—
All other	(332)	(216)	(441)
Capital expenditures	(631)	(547)	(682)
Proceeds from the Special Dividend (as defined below)	—	9,253	—
Proceeds from the sale of available-for-sale securities	—	50	13
All other investment and sale proceeds	130	181	131

Cash provided (used) by investing activities from continuing operations	$(1,436)	$8,188	$(1,286)

Cash used by investing activities from continuing operations was $1.436 billion in 2010 compared to cash provided by investing activities from continuing operations of $8.188 billion in 2009. The change in cash provided (used) by investing activities from continuing operations was primarily due to the Company’s receipt of $9.253 billion on March 12, 2009 as its portion of the payment by TWC of a special cash dividend of $10.27 per share to all holders of TWC Class A Common Stock and TWC Class B Common Stock as of the close of business on March 11, 2009 (the “Special Dividend”) in connection with the separation of TWC from the Company.

Cash provided by investing activities from continuing operations was $8.188 billion in 2009 compared to cash used by investing activities from continuing operations of $1.286 billion in 2008. The change in cash provided (used) by investing activities from continuing operations was primarily due to the receipt of the Company’s portion of the Special Dividend.

Financing Activities from Continuing Operations

Details of cash used by financing activities from continuing operations are as follows (millions):

	Years Ended December 31,
	2010	2009	2008

Borrowings(a)	$5,243	$3,583	$33,192
Debt repayments(a)	(4,910)	(10,050)	(34,971)
Proceeds from the exercise of stock options	121	56	134
Excess tax benefit on stock options	7	1	3
Principal payments on capital leases	(14)	(18)	(17)
Repurchases of common stock	(2,016)	(1,158)	(332)
Dividends paid	(971)	(897)	(901)
Other financing activities	(384)	(57)	(3)

Cash used by financing activities from continuing operations	$(2,924)	$(8,540)	$(2,895)

(a)	The Company reflects borrowings under its bank credit agreements on a gross basis and short-term commercial paper on a net basis in the accompanying consolidated statement of cash flows.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Cash used by financing activities from continuing operations decreased to $2.924 billion in 2010 from $8.540 billion in 2009. The decrease in cash used by financing activities from continuing operations was primarily due to a decrease in debt repayments and an increase in borrowings, partially offset by an increase in repurchases of common stock made in connection with the Company’s common stock repurchase program. Other financing activities include the premiums and transaction costs paid in connection with the 2010 Debt Redemptions. As discussed under “Recent Developments,” the borrowings and debt repayments in 2010 primarily reflect a series of transactions that capitalized on the historically low interest rate environment and extended the average maturity of the Company’s debt. In 2009, the Company used a portion of the $9.253 billion it received from the payment of the Special Dividend to repay in full its $2.000 billion three-year unsecured term loan facility (plus accrued interest) and repay all amounts outstanding under the Prior Credit Agreement (defined below). In addition, the Company paid $2.000 billion (plus accrued interest) for floating rate public debt that matured on November 13, 2009.

Cash used by financing activities from continuing operations increased to $8.540 billion in 2009 from $2.895 billion in 2008. The change in cash used by financing activities from continuing operations was primarily due to an increase in net debt repayments and an increase in repurchases of common stock made in connection with the Company’s common stock repurchase program.

Cash Flows from Discontinued Operations

Details of cash provided (used) by discontinued operations are as follows (millions):

	Years Ended December 31,
	2010	2009	2008

Cash provided (used) by operations from discontinued operations	$(24)	$1,324	$6,268
Cash used by investing activities from discontinued operations	—	(763)	(5,213)
Cash provided (used) by financing activities from discontinued operations	—	(5,255)	3,983
Effect of change in cash and equivalents of discontinued operations	—	5,311	(5,200)

Cash provided (used) by discontinued operations	$(24)	$617	$(162)

Cash used by discontinued operations was $24 million in 2010 as compared to cash provided by discontinued operations of $617 million in 2009, which primarily reflected the cash activity associated with AOL.

For the year ended December 31, 2009, cash provided (used) by discontinued operations primarily reflected cash activity of TWC and AOL through their separations from the Company on March 12, 2009 and December 9, 2009, respectively, and, for the year ended December 31, 2008, it primarily reflected cash activity of TWC and AOL for the entire twelve-month period. The cash used by financing activities from discontinued operations of $5.255 billion for the year ended December 31, 2009 reflects TWC’s payment of the Special Dividend, partially offset by an increase in borrowings. Cash provided by discontinued operations of $617 million in 2009 compared to cash used by discontinued operations of $162 million in 2008 primarily reflected a decline in net investment and acquisition expenditures at AOL.

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At December 31, 2010, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $25.314 billion. Of this committed capacity, $8.700 billion was unused and $16.549 billion was outstanding as debt. At December 31,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

2010, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

				Unused
	Committed	Letters of	Outstanding	Committed
	Capacity(a)	Credit(b)	Debt(c)	Capacity

Cash and equivalents	$3,663	$—	$—	$3,663
Revolving bank credit agreement and commercial paper program	5,000	51	—	4,949
Fixed-rate public debt	16,276	—	16,276	—
Other obligations(d)	375	14	273	88

Total	$25,314	$65	$16,549	$8,700

(a)	The revolving bank credit agreement, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The maturity profile of the Company’s outstanding debt and other financing arrangements is relatively long-term, with a weighted average maturity of 14.7 years as of December 31, 2010.
(b)	Represents the portion of committed capacity reserved for outstanding and undrawn letters of credit.
(c)	Represents principal amounts adjusted for premiums and discounts. At December 31, 2010, the Company’s public debt matures as follows: $0 in 2011, $638 million in 2012, $732 million in 2013, $0 in 2014, $1.000 billion in 2015 and $14.031 billion thereafter. In the period after 2015, no more than $2.0 billion will mature in any given year.
(d)	Includes committed financings by subsidiaries under local bank credit agreements and $26 million of debt due within the next twelve months that relates to capital lease and other obligations.

Revolving Bank Credit Facilities

Effective November 30, 2010, the Company reduced the commitments of the lenders under its $6.9 billion senior unsecured five-year revolving credit facility to an aggregate amount equal to $5.0 billion (the “Prior Credit Agreement”).

On January 19, 2011, the Company entered into two new senior unsecured revolving bank credit facilities totaling $5.0 billion (the “New Revolving Credit Facilities”), consisting of a $2.5 billion three-year revolving credit facility that matures on January 19, 2014 and a $2.5 billion five-year revolving credit facility that matures on January 19, 2016. The New Revolving Credit Facilities replaced the Prior Credit Agreement, which would have expired on February 17, 2011.

The funding commitments under the New Revolving Credit Facilities are provided by a geographically diverse group of over 20 major financial institutions based in countries including Canada, France, Germany, Japan, Spain, Sweden, Switzerland, the United Kingdom and the U.S. No institution accounts for more than 7% of the aggregate undrawn loan commitments.

Commercial Paper Program

On February 16, 2011, the Company established a new commercial paper program on a private placement basis under which Time Warner may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $5 billion. Concurrently with the effectiveness of the new program, the Company terminated its prior commercial paper program.

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

During the year ended December 31, 2010, the Company repurchased and redeemed all $1.0 billion aggregate principal amount of the 6.75% Notes due 2011 of Time Warner, all $1.0 billion aggregate principal amount of the 5.50% Notes due 2011 of Time Warner, $1.362 billion aggregate principal amount of the outstanding 6.875% Notes due 2012 of Time Warner and $568 million aggregate principal amount of the outstanding 9.125% Debentures due 2013 of Historic TW (as successor by merger to Time Warner Companies, Inc.). The premiums paid and transaction costs incurred in connection with the 2010 Debt Redemptions were $364 million for the year ended December 31, 2010. These amounts were reflected in other income (loss), net in the Company’s consolidated statement of operations and were included in significant transactions and other items affecting comparability.

During the first quarter of 2010, the Company repaid the $805 million outstanding under the Company’s two accounts receivable securitization facilities (the “Securitization Repayment”). The Company terminated the two accounts receivable securitization facilities on March 19, 2010 and March 24, 2010, respectively.

Additional Information

The obligations of each of the borrowers under the Company’s revolving bank credit agreements and the obligations of Time Warner under the commercial paper program and public debt issued in 2010 are directly or indirectly guaranteed, on an unsecured basis by Historic TW Inc. (“Historic TW”), Home Box Office and Turner. See Note 8, “Long-Term Debt and Other Financing Arrangements,” to the accompanying consolidated financial statements for additional information regarding the Company’s outstanding debt and other financing arrangements, including certain information about maturities, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.

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

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The following table summarizes the Company’s aggregate contractual obligations at December 31, 2010, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (millions):

Contractual Obligations(a)(b)(c)	Total	2011	2012-2013	2014-2015	Thereafter

Outstanding debt obligations (Note 8)	$16,599	$15	$1,370	$1,000	$14,214
Interest (Note 8)	17,099	1,065	2,045	1,914	12,075
Capital lease obligations (Note 8)	95	14	27	22	32
Operating lease obligations (Note 16)	2,488	401	729	630	728
Purchase obligations	21,415	4,444	5,328	3,450	8,193

Total contractual obligations and outstanding debt	$57,696	$5,939	$9,499	$7,016	$35,242

(a)	The table does not include the effects of certain put/call or other buy-out arrangements that are contingent in nature involving certain of the Company’s investees (Note 16).
(b)	The table does not include the Company’s reserve for uncertain tax positions and related accrued interest and penalties, which at December 31, 2010 totaled $2.4 billion, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.
(c)	The references to Note 8 and Note 16 refer to the notes to the accompanying consolidated financial statements.

The following is a description of the Company’s material contractual obligations at December 31, 2010:

•	Outstanding debt obligations — represents the principal amounts due on outstanding debt obligations as of December 31, 2010. Amounts do not include any fair value adjustments, bond premiums, discounts, interest payments or dividends.

•	Interest — represents amounts based on the outstanding debt balances, interest rates and maturity schedules of the respective instruments as of December 31, 2010. Interest ultimately paid on these obligations may differ based on changes in interest rates for variable-rate debt, as well as any potential future refinancings entered into by the Company.

•	Capital lease obligations — represents the minimum lease payments under noncancelable capital leases, primarily for certain transponder leases at the Networks segment.

•	Operating lease obligations — represents the minimum lease payments under noncancelable operating leases, primarily for the Company’s real estate and operating equipment in various locations around the world.

•	Purchase obligations — represents an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. Additionally, the Company also purchases products and services as needed, with no firm commitment. For this reason, the amounts presented in the table alone do not provide a reliable indicator of the Company’s expected future cash outflows. For purposes of identifying and accumulating purchase obligations, the Company has included all material contracts meeting the definition of a purchase obligation (i.e., legally binding for a fixed or minimum amount or quantity). For those contracts involving a fixed or minimum quantity, but with variable pricing terms, the Company has estimated the contractual obligation based on its best estimate of the pricing that will be in effect at the time the obligation is incurred. Additionally, the Company has included only the obligations represented by those contracts as they existed at December 31, 2010, and did not assume renewal or replacement of the contracts at the end of their respective terms. If a contract includes a penalty for non-renewal, the Company has included that penalty, assuming it will be paid in the period

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

The following table summarizes the Company’s purchase obligations at December 31, 2010 (millions):

Purchase Obligations	Total	2011	2012-2013	2014-2015	Thereafter

Network programming obligations(a)	$17,294	$2,543	$3,806	$2,960	$7,985
Creative talent and employment agreements(b)	1,866	1,004	709	144	9
Obligations to use certain printing facilities for the production of magazines	705	229	437	39	—
Advertising, marketing and sponsorship obligations(c)	785	394	207	179	5
Other, primarily general and administrative obligations(d)	765	274	169	128	194

Total purchase obligations	$21,415	$4,444	$5,328	$3,450	$8,193

(a)	The Networks segment enters into contracts to license sports programming to carry on its television networks. The amounts in the table represent minimum payment obligations to sports leagues (e.g., NCAA, NBA, NASCAR, MLB) to air the programming over the contract period. Included in the table above is $10.7 billion payable to the NCAA over the 14-year term of the agreement, which does not include amounts recoupable from the other party to the agreement with the NCAA. The Networks segment also enters into licensing agreements with certain movie studios to acquire the rights to air movies that the movie studios release theatrically. The pricing structures in these contracts differ in that certain agreements can require a fixed amount per movie while others are based on a percentage of the movie’s box office receipts (with license fees generally capped at specified amounts), or a combination of both. The amounts included in the table represent obligations for movies that have been released theatrically as of December 31, 2010 and are calculated using the actual or estimated box office performance or fixed amounts, based on the applicable contract.
(b)	The Company’s commitments under creative talent and employment agreements include obligations to executives, actors, producers, authors, and other talent under contractual arrangements, including union contracts and other organizations that represent such creative talent.
(c)	Advertising, marketing and sponsorship obligations include minimum guaranteed royalty and marketing payments to vendors and content providers, primarily at the Networks and Filmed Entertainment segments.
(d)	Other includes obligations related to the Company’s postretirement and unfunded defined benefit pension plans, obligations to purchase general and administrative items and services, construction commitments primarily at the Networks segment, outsourcing commitments primarily at the Filmed Entertainment segment, a deferred purchase price obligation at the Networks segment, obligations to purchase information technology licenses and services and payments due pursuant to certain technology arrangements.

Most of the Company’s other long-term liabilities reflected in the accompanying consolidated balance sheet have been incorporated in the estimated timing of cash payments provided in the summary of contractual obligations, the most significant of which is an approximate $1.227 billion liability for film licensing obligations. However, certain long-term liabilities and deferred credits have been excluded from the summary because there are no cash outflows associated with them (e.g., deferred revenue) or because the cash outflows associated with them are uncertain or do not represent a purchase obligation as it is used herein (e.g., deferred taxes, participations and royalties, deferred compensation and other miscellaneous items).

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Future Film Licensing Obligations

In addition to the purchase obligations previously discussed, the Company has certain future film licensing obligations, which represent studio movie deal commitments to acquire the right to air movies that will be released in the future (i.e., after December 31, 2010). These arrangements do not meet the definition of a purchase obligation since there are neither fixed nor minimum quantities under the arrangements. Because future film licensing obligations are significant to its business, the Company has summarized these arrangements below. Given the variability in the terms of these arrangements, significant estimates were involved in the determination of these obligations, including giving consideration to historical box office performance and studio release trends. Actual amounts, once known, could differ significantly from these estimates (millions).

	Total	2011	2012-2013	2014-2015	Thereafter

Future Film Licensing Obligations	$4,546	$563	$1,331	$1,513	$1,139

Contingent Commitments and Programming Licensing Backlog

The Company has certain contractual arrangements that would require it to make payments or provide funding if certain circumstances occur. In addition, the Company has contractual arrangements for the licensing of theatrical and television product for which the telecast period has not yet commenced and for which the Company has not yet recorded the related revenue. See Note 16, “Commitments and Contingencies,” to the accompanying consolidated financial statements for further discussion of these items.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. Credit risk in the Company’s businesses originates from sales of various products or services and is dispersed among many different counterparties. At December 31, 2010, no single customer had a receivable balance greater than 5% of total receivables. The Company’s exposure to customer credit risk is largely concentrated in the following categories (amounts presented below are net of reserves and allowances):

•	Various retailers for home video product of approximately $730 million;
•	Various cable and broadcast TV network operators for licensed TV and film product of approximately $2.2 billion;
•	Various magazine wholesalers related to the distribution of published product of approximately $130 million;
•	Various cable system operators, satellite distribution services, telephone companies and other distributors for the distribution of television programming services of approximately $1.2 billion; and
•	Various advertisers and advertising agencies related to advertising services of approximately $1.3 billion.

For additional information regarding Time Warner’s accounting policies relating to customer credit risk, refer to Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Polices,” to the accompanying consolidated financial statements.

MARKET RISK MANAGEMENT

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Interest Rate Risk

Time Warner has issued fixed-rate debt that, at December 31, 2010, had an outstanding balance of $16.276 billion and an estimated fair value of $18.545 billion. Based on Time Warner’s fixed-rate debt obligations outstanding at December 31, 2010, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $411 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

At December 31, 2010, the Company had a cash balance of $3.663 billion, which is primarily invested in variable-rate interest-earning assets. Based on Time Warner’s variable-rate interest-earning assets outstanding at December 31, 2010, a 25 basis point increase or decrease in the level of interest rates would have an insignificant impact on interest income.

Foreign Currency Risk

Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or forecasted royalties and license fees owed to Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad because such amounts may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge certain film production costs denominated in a foreign currency as well as other transactions, assets and liabilities denominated in a foreign currency. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over a rolling twelve-month period. The hedging period for royalties and license fees covers revenues expected to be recognized during the calendar year; however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated cash to U.S. dollars. To hedge this exposure, Time Warner uses foreign exchange contracts that generally have maturities of three months to eighteen months and provide continuing coverage throughout the hedging period. At December 31, 2010 and 2009, Time Warner had contracts for the sale of $2.760 billion and $2.320 billion, respectively, and the purchase of $2.206 billion and $1.762 billion, respectively, of foreign currencies at fixed rates. The following provides a summary of foreign currency contracts by currency (millions):

	December 31, 2010		December 31, 2009
	Sales	Purchases	Sales	Purchases

British pound	$612	$646	$684	$519
Euro	427	302	482	243
Canadian dollar	634	416	484	338
Australian dollar	587	534	331	419
Other	500	308	339	243

Total	$2,760	$2,206	$2,320	$1,762

Based on the foreign exchange contracts outstanding at December 31, 2010, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2010 would result in a decrease of approximately $55 million in the value of such contracts. Conversely, a 10% appreciation of the U.S. dollar would result in an increase of approximately $55 million in the value of such contracts. For a hedge of forecasted royalty or license fees denominated in a foreign currency, consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the hedging period from the sale of U.S. copyrighted products abroad. See Note 7 to the accompanying consolidated financial statements for additional discussion.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Equity Risk

The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which the companies operate. At December 31, 2010, these securities, which are classified in Investments, including available-for-sale securities in the accompanying consolidated balance sheet, included $883 million of investments accounted for using the equity method of accounting, $313 million of cost-method investments, primarily relating to equity interests in privately held businesses, $547 million of investments related to the Company’s deferred compensation program and $53 million of investments in available-for-sale securities.

The potential loss in fair value resulting from a 10% adverse change in the prices of the Company’s available-for-sale securities would be approximately $5 million. While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee company experiences poor operating results or if the U.S. equity markets experience future broad declines in value. See Note 4 to the accompanying consolidated financial statements for additional discussion.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by the management of Time Warner and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors of the Company. The Company considers policies relating to the following matters to be critical accounting policies:

•	Impairment of Goodwill and Intangible Assets;
•	Multiple-Element Transactions;
•	Income Taxes;
•	Film Cost Recognition, Participations and Residuals and Impairments;
•	Gross versus Net Revenue Recognition; and
•	Sales Returns, Pricing Rebates and Uncollectible Accounts.

For a discussion of each of the Company’s critical accounting policies, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 1 to the accompanying consolidated financial statements.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding the adequacy of the Company’s liquidity to meet its needs for the foreseeable future, the impact of plan amendments on employee benefit plan expenses, the Company’s international expansion plans, the impact of increased programming costs associated with Turner’s investment in NCAA Tournament Games programming, the impact of the timing of theatrical and home video releases, future film licensing obligations and the impact of increases in cash used by working capital.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The Company’s forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. The Company’s actual results may vary materially from those expressed or implied in its forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

•	recent and future changes in technology, services and standards, including, but not limited to, alternative methods for the delivery, storage and consumption of digital media and the maturation of the standard definition DVD format;
•	changes in consumer behavior, including changes in spending behavior and changes in when, where and how digital media is consumed;
•	changes in the Company’s plans, initiatives and strategies, and consumer acceptance thereof;
•	competitive pressures, including as a result of audience fragmentation and changes in technology;
•	the popularity of the Company’s content;
•	the Company’s ability to deal effectively with an economic slowdown or other economic or market difficulty;
•	changes in advertising expenditures due to, among other things, the shift of advertising expenditures from traditional to digital media, pressure from public interest groups, changes in laws and regulations and other societal, political, technological and regulatory developments;
•	piracy and the Company’s ability to protect its content and intellectual property rights;
•	lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments, which could result in Time Warner’s inability to realize the value of recorded intangible assets and goodwill at those segments;
•	decreased liquidity in the capital markets, including any limitation on the Company’s ability to access the capital markets for debt securities or obtain bank financings on acceptable terms;
•	the effects of any significant acquisitions, dispositions and other similar transactions by the Company;
•	the failure to meet earnings expectations;
•	the adequacy of the Company’s risk management framework;
•	changes in U.S. GAAP or other applicable accounting policies;
•	the impact of terrorist acts, hostilities, natural disasters and pandemic viruses;
•	changes in tax, federal communication and other laws and regulations; and
•	the other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors,” in this report.

Any forward-looking statements made by the Company in this report speak only as of the date on which they are made. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(millions, except per share amounts)

	December 31,	December 31,
	2010	2009

ASSETS
Current assets
Cash and equivalents	$3,663	$4,733
Receivables, less allowances of $2,161 and $2,247	6,413	5,070
Securitized receivables	—	805
Inventories	1,920	1,769
Deferred income taxes	581	670
Prepaid expenses and other current assets	561	645

Total current assets	13,138	13,692
Noncurrent inventories and film costs	5,985	5,754
Investments, including available-for-sale securities	1,796	1,542
Property, plant and equipment, net	3,874	3,922
Intangible assets subject to amortization, net	2,492	2,676
Intangible assets not subject to amortization	7,827	7,734
Goodwill	29,994	29,639
Other assets	1,418	1,100

Total assets	$66,524	$66,059

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,733	$7,807
Deferred revenue	884	781
Debt due within one year	26	57
Non-recourse debt	—	805
Current liabilities of discontinued operations	—	23

Total current liabilities	8,643	9,473
Long-term debt	16,523	15,346
Deferred income taxes	1,950	1,607
Deferred revenue	296	269
Other noncurrent liabilities	6,167	5,967
Commitments and Contingencies (Note 16)
Equity
Common stock, $0.01 par value, 1.641 billion and 1.634 billion shares issued and 1.099 billion and 1.157 billion shares outstanding	16	16
Paid-in-capital	157,146	158,129
Treasury stock, at cost (542 million and 477 million shares)	(29,033)	(27,034)
Accumulated other comprehensive loss, net	(632)	(580)
Accumulated deficit	(94,557)	(97,135)

Total Time Warner Inc. shareholders’ equity	32,940	33,396
Noncontrolling interests	5	1

Total equity	32,945	33,397

Total liabilities and equity	$66,524	$66,059

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended December 31,
(millions, except per share amounts)

	2010	2009	2008

Revenues:
Subscription	$9,028	$8,445	$8,300
Advertising	5,682	5,161	5,798
Content	11,565	11,074	11,450
Other	613	708	886

Total revenues	26,888	25,388	26,434
Costs of revenues	(15,023)	(14,235)	(14,911)
Selling, general and administrative	(6,126)	(6,073)	(6,678)
Amortization of intangible assets	(264)	(280)	(346)
Restructuring costs	(97)	(212)	(327)
Asset impairments	(20)	(85)	(7,213)
Gain (loss) on operating assets	70	(33)	(3)

Operating income (loss)	5,428	4,470	(3,044)
Interest expense, net	(1,178)	(1,166)	(1,360)
Other loss, net	(331)	(67)	7

Income (loss) from continuing operations before income taxes	3,919	3,237	(4,397)
Income tax provision	(1,348)	(1,153)	(693)

Income (loss) from continuing operations	2,571	2,084	(5,090)
Discontinued operations, net of tax	—	428	(9,559)

Net income (loss)	2,571	2,512	(14,649)
Less Net (income) loss attributable to noncontrolling interests	7	(35)	1,251

Net income (loss) attributable to Time Warner Inc. shareholders	$2,578	$2,477	$(13,398)

Amounts attributable to Time Warner Inc. shareholders:
Income (loss) from continuing operations	$2,578	$2,088	$(5,090)
Discontinued operations, net of tax	—	389	(8,308)

Net income (loss)	$2,578	$2,477	$(13,398)

Per share information attributable to Time Warner Inc. common shareholders:
Basic income (loss) per common share from continuing operations	$2.27	$1.76	$(4.27)
Discontinued operations	—	0.32	(6.95)

Basic net income (loss) per common share	$2.27	$2.08	$(11.22)

Average basic common shares outstanding	1,128.4	1,184.0	1,194.2

Diluted income (loss) per common share from continuing operations	$2.25	$1.75	$(4.27)
Discontinued operations	—	0.32	(6.95)

Diluted net income (loss) per common share	$2.25	$2.07	$(11.22)

Average diluted common shares outstanding	1,145.3	1,195.1	1,194.2

Cash dividends declared per share of common stock	$0.850	$0.750	$0.750

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31,
(millions)

	2010	2009	2008

OPERATIONS
Net income (loss)	$2,571	$2,512	$(14,649)
Less Discontinued operations, net of tax	—	428	(9,559)

Net income (loss) from continuing operations	2,571	2,084	(5,090)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	938	948	1,014
Amortization of film and television costs	6,663	6,403	5,826
Asset impairments	20	85	7,213
(Gain) loss on investments and other assets, net	(6)	49	52
Equity in losses of investee companies, net of cash distributions	38	74	21
Equity-based compensation	199	175	192
Deferred income taxes	89	346	410
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(676)	317	1,151
Inventories and film costs	(6,921)	(6,671)	(5,699)
Accounts payable and other liabilities	104	(838)	(766)
Other changes	295	414	(32)

Cash provided by operations from continuing operations	3,314	3,386	4,292

INVESTING ACTIVITIES
Investments in available-for-sale securities	(16)	(4)	(19)
Investments and acquisitions, net of cash acquired	(919)	(745)	(729)
Capital expenditures	(631)	(547)	(682)
Investment proceeds from available-for-sale securities	—	50	13
Proceeds from the Special Dividend paid by Time Warner Cable Inc.	—	9,253	—
Other investment proceeds	130	181	131

Cash provided (used) by investing activities from continuing operations	(1,436)	8,188	(1,286)

FINANCING ACTIVITIES
Borrowings	5,243	3,583	33,192
Debt repayments	(4,910)	(10,050)	(34,971)
Proceeds from exercise of stock options	121	56	134
Excess tax benefit on stock options	7	1	3
Principal payments on capital leases	(14)	(18)	(17)
Repurchases of common stock	(2,016)	(1,158)	(332)
Dividends paid	(971)	(897)	(901)
Other financing activities	(384)	(57)	(3)

Cash used by financing activities from continuing operations	(2,924)	(8,540)	(2,895)

Cash provided (used) by continuing operations	(1,046)	3,034	111

Cash provided (used) by operations from discontinued operations	(24)	1,324	6,268
Cash used by investing activities from discontinued operations	—	(763)	(5,213)
Cash provided (used) by financing activities from discontinued operations	—	(5,255)	3,983
Effect of change in cash and equivalents of discontinued operations	—	5,311	(5,200)

Cash provided (used) by discontinued operations	(24)	617	(162)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,070)	3,651	(51)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	4,733	1,082	1,133

CASH AND EQUIVALENTS AT END OF PERIOD	$3,663	$4,733	$1,082

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Time Warner Shareholders’
				Retained
				Earnings
	Common	Paid-In	Treasury	(Accumulated		Noncontrolling	Total
	Stock	Capital	Stock	Deficit)	Total	Interests	Equity

BALANCE AT DECEMBER 31, 2007	$16	$170,263	$(25,526)	$(86,217)	$58,536	$4,322	$62,858
Net loss	—	—	—	(13,398)	(13,398)	(1,251)	(14,649)
Foreign currency translation adjustments	—	—	—	(956)	(956)	(5)	(961)
Change in unrealized gain on securities	—	—	—	(18)	(18)	—	(18)
Change in unfunded benefit obligation	—	—	—	(780)	(780)	(46)	(826)
Change in realized and unrealized losses on derivative financial instruments	—	—	—	(71)	(71)	—	(71)

Comprehensive loss	—	—	—	(15,223)	(15,223)	(1,302)	(16,525)
Cash dividends	—	(901)	—	—	(901)	—	(901)
Common stock repurchases	—	—	(299)	—	(299)	—	(299)
Impact of adopting new accounting pronouncements(a)	—	—	—	(13)	(13)	—	(13)
Noncontrolling interests of acquired businesses	—	—	—	—	—	15	15
Amounts related primarily to stock options and restricted stock(b)	—	202	(11)	1	192	—	192

BALANCE AT DECEMBER 31, 2008	$16	$169,564	$(25,836)	$(101,452)	$42,292	$3,035	$45,327

Net income	—	—	—	2,477	2,477	35	2,512
Foreign currency translation adjustments	—	—	—	221	221	1	222
Change in unrealized gain on securities	—	—	—	(12)	(12)	—	(12)
Change in unfunded benefit obligation	—	—	—	183	183	—	183
Change in realized and unrealized losses on derivative financial instruments	—	—	—	35	35	—	35

Comprehensive income	—	—	—	2,904	2,904	36	2,940
Cash dividends	—	(897)	—	—	(897)	—	(897)
Common stock repurchases	—	—	(1,198)	—	(1,198)	—	(1,198)
Time Warner Cable Inc. Special Dividend	—	—	—	—	—	(1,603)	(1,603)
Time Warner Cable Inc. Spin-off	—	(7,213)	—	391	(6,822)	(1,167)	(7,989)
AOL Spin-off	—	(3,480)	—	278	(3,202)	—	(3,202)
Repurchase of Google’s interest in AOL	—	(155)	—	164	9	(292)	(283)
Noncontrolling interests of acquired businesses	—	—	—	—	—	(8)	(8)
Amounts related primarily to stock options and restricted stock(b)	—	310	—	—	310	—	310

BALANCE AT DECEMBER 31, 2009	$16	$158,129	$(27,034)	$(97,715)	$33,396	$1	$33,397

Net income	—	—	—	2,578	2,578	(7)	2,571
Foreign currency translation adjustments	—	—	—	(131)	(131)	—	(131)
Change in unrealized gain on securities	—	—	—	(1)	(1)	—	(1)
Change in unfunded benefit obligation	—	—	—	55	55	—	55
Change in realized and unrealized losses on derivative financial instruments	—	—	—	25	25	—	25

Comprehensive income	—	—	—	2,526	2,526	(7)	2,519
Cash dividends	—	(971)	—	—	(971)	—	(971)
Common stock repurchases	—	—	(1,999)	—	(1,999)	—	(1,999)
Noncontrolling interests of acquired businesses	—	—	—	—	—	11	11
Amounts related primarily to stock options and restricted stock(b)	—	(12)	—	—	(12)	—	(12)

BALANCE AT DECEMBER 31, 2010	$16	$157,146	$(29,033)	$(95,189)	$32,940	$5	$32,945

(a)	For the year ended December 31, 2008, reflects the impact of adopting accounting guidance related to the accounting for collateral assignment and endorsement split-dollar life insurance arrangements.
(b)	Amounts related primarily to stock options and restricted stock includes write-offs of deferred tax assets related to equity-based compensation.

See accompanying notes.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include television networks, filmed entertainment and publishing. Time Warner classifies its operations into three reportable segments: Networks: consisting principally of cable television networks that provide programming; Filmed Entertainment: consisting principally of feature film, television, home video and interactive game production and distribution; and Publishing: consisting principally of magazine publishing. Financial information for Time Warner’s various reportable segments is presented in Note 15.

Basis of Presentation

Basis of Consolidation

The consolidated financial statements include all of the assets, liabilities, revenues, expenses and cash flows of entities in which Time Warner has a controlling interest (“subsidiaries”). Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

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

Significant estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, the determination of ultimate revenues as it relates to amortized capitalized film costs and participations and residuals, home video and interactive games product and magazine returns, business combinations, pension and other postretirement benefits, equity-based compensation, income taxes, contingencies, litigation matters and the determination of whether the Company is the primary beneficiary of entities in which it holds variable interests.

Accounting Guidance Adopted in 2010

Amendments to Accounting for Transfers of Financial Assets and VIEs

On January 1, 2010, the Company adopted guidance on a retrospective basis that (i) eliminated the concept of a qualifying special-purpose entity (“SPE”), (ii) eliminated the exception from applying existing accounting guidance related to variable interest entities (“VIEs”) that were previously considered qualifying SPEs, (iii) changed the approach for determining the primary beneficiary of a VIE from a quantitative risk and reward model to a qualitative model based on control and (iv) requires the Company to assess each reporting period whether any of the Company’s variable interests give it a controlling financial interest in the applicable VIE.

The Company’s investments in entities determined to be VIEs principally consist of certain investments at its Networks segment, primarily HBO Asia, HBO South Asia and certain entities that comprise HBO Latin America Group (“HBO LAG”), which operate multi-channel pay and basic cable television services. As of December 31, 2010, the Company held an 80% economic interest in HBO Asia, a 75% economic interest in HBO South Asia and an approximate 80% economic interest in HBO LAG. The Company previously consolidated these entities;

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

however, as a result of adopting this guidance, because voting control is shared with the other partners in each of the three entities, the Company determined that it is no longer the primary beneficiary of these entities and, effective January 1, 2010, accounts for these investments using the equity method. As of December 31, 2010 and December 31, 2009, the Company’s aggregate investment in these three entities was $597 million and $362 million, respectively, and was recorded in investments, including available-for-sale securities, in the consolidated balance sheet.

These investments are intended to enable the Company to more broadly leverage its programming and digital strategy in the territories served and to capitalize on the growing multi-channel television market in such territories. The Company provides programming as well as certain services, including distribution, licensing, technological and administrative support, to HBO Asia, HBO South Asia and HBO LAG. These entities are financed through cash flows from their operations, and the Company is not obligated to provide them with any additional financial support. In addition, the assets of these entities are not available to settle the Company’s obligations.

The adoption of this guidance with respect to these entities resulted in an increase (decrease) to revenues, operating income and net income attributable to Time Warner Inc. shareholders of $(397) million, $(75) million and $9 million, respectively, for the year ended December 31, 2009 and an increase (decrease) of $(82) million, $(16) million and $4 million, respectively, for the year ended December 31, 2008. The impact on the consolidated balance sheet as of December 31, 2009 and consolidated statement of cash flows for the years ended December 31, 2009 and 2008 was not material.

The Company also held variable interests in two wholly owned SPEs through which the activities of its accounts receivable securitization facilities were conducted. The Company determined it was the primary beneficiary of these entities because of its ability to direct the key activities of the SPEs that most significantly impact their economic performance. Accordingly, as a result of adopting this guidance, the Company consolidated these SPEs, which resulted in an increase to securitized receivables and non-recourse debt of $805 million as of December 31, 2009. In addition, for the year ended December 31, 2008, cash provided by operations increased by $231 million, with an offsetting decrease to cash used by financing activities. There was no change to cash provided by operations for the year ended December 31, 2009. The impact on the consolidated statement of operations for the years ended December 31, 2009 and 2008 was not material. During the first quarter of 2010, the Company repaid the $805 million that was outstanding under these facilities and terminated the two facilities on March 19, 2010 and March 24, 2010, respectively.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

On December 31, 2010, the Company adopted guidance that requires enhanced disclosures regarding the credit quality of financing receivables (e.g., long-term unbilled accounts receivable) and the allowances for credit losses. The adoption of this guidance did not affect the Company’s historical consolidated financial statements.

Accounting Guidance Not Yet Effective

Multiple-Deliverable Revenue Arrangements

In October 2009, guidance was issued related to the accounting for multiple-deliverable revenue arrangements, which amended the existing guidance for separating consideration in multiple-deliverable arrangements and established a selling price hierarchy for determining the selling price of a deliverable. This guidance became effective for the Company on January 1, 2011 and is being applied prospectively to multiple-deliverable arrangements entered into on or after January 1, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Critical and Significant Accounting Policies

The following is a discussion of each of the Company’s critical accounting policies, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies.

The Securities and Exchange Commission (“SEC”) considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by Time Warner’s management and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors of the Company. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. The Company considers the policies relating to the following matters to be critical accounting policies:

•	Impairment of Goodwill and Intangible Assets (see pages 82 to 83);

•	Multiple-Element Transactions (see page 88);

•	Income Taxes (see pages 89 to 90);

•	Film Cost Recognition, Participations and Residuals and Impairments (see page 87);

•	Gross versus Net Revenue Recognition (see pages 88 to 89); and

•	Sales Returns, Pricing Rebates and Uncollectible Accounts (see pages 79 to 80).

Cash and Equivalents

Cash equivalents consist of investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. The Company monitors concentrations of credit risk with respect to cash and equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar instruments. As of December 31, 2010, the majority of the Company’s cash and equivalents were invested in Rule 2a-7 money market mutual funds and with banks with a credit rating of at least A. At December 31, 2010, no single money market mutual fund or bank held more than $500 million.

Sales Returns, Pricing Rebates and Uncollectible Accounts

Management’s estimate of product sales that will be returned, pricing rebates to grant and the amount of receivables that will ultimately be collected is an area of judgment affecting reported revenues and net income. In estimating product sales that will be returned, management analyzes vendor sales of product, historical return trends, current economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any product sales that provide the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale. The Company’s products subject to return primarily include home entertainment product at the Filmed Entertainment and Networks segments and magazines and direct marketing sales at the Publishing segment. In estimating the reserve for pricing rebates, management considers the terms of the Company’s agreements with its customers that contain purchasing targets which, if met, would entitle the customer to a rebate. In those instances, management evaluates the customer’s actual and forecasted purchases to determine the appropriate reserve. At December 31, 2010, total reserves for sales returns (which also reflects reserves for certain pricing allowances provided to customers) were $1.432 billion at the Filmed Entertainment and Networks segments primarily related to film products (e.g., DVD sales) and $405 million at the Publishing segment for magazines and direct marketing sales.

Similarly, the Company monitors customer credit risk related to accounts receivable, including non-current unbilled trade receivables primarily related to the international distribution of television product. Significant

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

judgments and estimates are involved in evaluating if such amounts will ultimately be fully collected. Each division maintains a comprehensive approval process prior to issuing credit to third-party customers. On an ongoing basis, the Company tracks customer exposure based on news reports, ratings agency information and direct dialogue with customers. Counterparties that are determined to be of a higher risk are evaluated to assess whether the payment terms previously granted to them should be modified. The Company also monitors payment levels from customers, and a provision for estimated uncollectible amounts is maintained based on such payment levels, historical experience, management’s views on trends in the overall receivable agings at the different divisions and, for larger accounts, analyses of specific risks on a customer specific basis. At December 31, 2010 and 2009, total reserves for uncollectible accounts were approximately $324 million and $367 million, respectively. Bad debt expense recognized during the years ended December 31, 2010, 2009 and 2008 totaled $42 million, $84 million and $117 million, respectively. In general, the Company does not require collateral with respect to its trade receivable arrangements. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment histories, current credit ratings and other factors.

Investments

Investments in companies in which Time Warner has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when Time Warner owns between 20% and 50% of the investee, holds substantial management rights or holds an interest of less than 20%, but the investee is a limited liability partnership or limited liability corporation that is treated as a flow-through entity.

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

Investments in companies in which Time Warner does not have a controlling interest or over which it is unable to exert significant influence are accounted for at market value if the investments are publicly traded. If the investment is not publicly traded, the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported, net of tax, in the consolidated statement of shareholders’ equity as a component of Accumulated other comprehensive income, net, until the investment is sold or considered impaired (see “Asset Impairments” below), at which time the realized gain or loss is included in Other income, net. Dividends and other distributions of earnings from both market-value investments and investments accounted for at cost are included in Other income, net, when declared. For more information, see Note 4.

Consolidation

Time Warner consolidates all entities in which it has a controlling voting interest and all VIEs in which the Company is deemed to be the primary beneficiary. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. Time Warner periodically makes judgments in determining whether entities in which it invests are VIEs and, each reporting period, the Company assesses whether it is the primary beneficiary in any of its VIEs.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Instruments

The Company uses derivative instruments principally to manage the risk associated with movements in foreign currency exchange rates and recognizes all derivative instruments on the balance sheet at fair value. Changes in fair value of derivative instruments that qualify for hedge accounting will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in shareholders’ equity as a component of Accumulated other comprehensive income, net, until the hedged item is recognized in earnings, depending on whether the derivative instrument is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. For those derivative instruments that do not qualify for hedge accounting, changes in fair value are recognized immediately in earnings. See Note 7 for additional information regarding derivative instruments held by the Company and risk management strategies.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Additions to property, plant and equipment generally include material, labor and overhead. Time Warner also capitalizes certain costs associated with coding, software configuration, upgrades and enhancements incurred for the development of internal use software. Depreciation is recorded on a straight-line basis over estimated useful lives. Upon the occurrence of certain events or circumstances, Time Warner evaluates the depreciation periods of property, plant and equipment to determine whether a revision to its estimates of useful lives is warranted. Property, plant and equipment, including capital leases, consist of (millions):

	December 31,		Estimated
	2010	2009	Useful Lives

Land(a)	$499	$476
Buildings	2,610	2,512	7 to 30 years
Capitalized software costs	1,597	1,445	3 to 7 years
Furniture, fixtures and other equipment	3,337	3,221	3 to 10 years

	8,043	7,654
Less accumulated depreciation	(4,169)	(3,732)

Total	$3,874	$3,922

(a)	Land is not depreciated.

Intangible Assets

As a creator and distributor of branded content and copyrighted entertainment products, Time Warner has a significant number of intangible assets, including acquired film and television libraries and other copyrighted products and trademarks. Time Warner does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted products, such as feature films and television series, generally are either expensed as incurred or capitalized. Intangible assets acquired in business combinations are recorded at the acquisition date fair value in the Company’s consolidated balance sheet. For more information, see Note 2.

Asset Impairments

Investments

The Company’s investments consist of (i) fair-value investments, including available-for-sale securities and deferred compensation-related investments, (ii) investments accounted for using the cost method of accounting and (iii) investments accounted for using the equity method of accounting. The Company regularly reviews its

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

investments for impairment, including when the carrying value of an investment exceeds its related market value. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include the (i) market value of the security in relation to its cost basis, (ii) financial condition of the investee and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets, primarily tradenames, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Goodwill is tested for impairment at a level referred to as a reporting unit. A reporting unit is either the “operating segment level,” such as Warner Bros. Entertainment Group (“Warner Bros.”), Home Box Office, Inc. (“Home Box Office”), Turner Broadcasting System, Inc. (“Turner”) and Time Inc., or one level below, which is referred to as a “component” (e.g., Sports Illustrated, People). The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business. If the operations below the operating segment level are determined to be a self-sustaining business, testing is generally required to be performed at this level; however, if multiple self-sustaining business units exist within an operating segment, an evaluation would be performed to determine if the multiple business units share resources that support the overall goodwill balance. For purposes of the goodwill impairment test, Time Warner has identified Warner Bros., Home Box Office, Turner and Time Inc. as its reporting units.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis and, in certain cases, a combination of a DCF analysis and a market-based approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the DCF analyses are based on the Company’s most recent budgets and business plans and, when applicable, various growth rates have been assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

The performance of the Company’s 2010 annual impairment analyses did not result in any impairments of the Company’s goodwill. The discount rates utilized in the 2010 analysis ranged from 10.5% to 12.0% while the terminal growth rates used in the DCF analysis ranged from 2.5%-3.5%. To illustrate the magnitude of a potential impairment relative to future changes in estimated fair values, had the fair values of each of the Company’s reporting units been hypothetically lower by 10% as of December 31, 2010, the Time Inc. reporting unit book value would have exceeded fair value by approximately $105 million. Had the fair values of each of the Company’s reporting units been hypothetically lower by 20% as of December 31, 2010, the Time Inc. reporting unit book value would have exceeded fair value by approximately $600 million, the Warner Bros. reporting unit book value would have exceeded fair value by approximately $250 million and the Home Box Office reporting unit book value would have exceeded fair value by approximately $500 million. If this were to occur, the second step of the goodwill impairment test would be required to be performed to determine the ultimate amount of impairment loss to record.

The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. Common among such approaches is the “relief from royalty” methodology, which is used in estimating the fair value of the Company’s tradenames. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar tradenames are being licensed in the marketplace. The discount rates utilized in the 2010 analysis of other intangible assets ranged from 11.0% to 12.5% while the terminal growth rates used in the DCF analysis ranged from 2.5% to 3.5%. To illustrate the magnitude of potential impairment relative to future changes in estimated fair values, had the fair values of certain tradenames at Time Inc. with an aggregate carrying value of $809 million been hypothetically lower by 10%, the book values of certain of those tradenames would have exceeded fair values by $11 million. Had the fair values of those tradenames been hypothetically lower by 20% as of December 31, 2010, the book values of certain of those tradenames would have exceeded fair values by $74 million.

Long-Lived Assets

Long-lived assets, including finite-lived intangible assets (e.g., tradenames, customer lists, film libraries and property, plant and equipment), do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the more likely than not disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset against the carrying value of the asset. If the carrying value of the asset exceeds the estimated undiscounted future cash flows, the asset is deemed to be impaired. Impairment would then be measured as the difference between the estimated fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset’s carrying value to its estimated fair value. To the extent the carrying value is greater than the asset’s estimated fair value, an

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

impairment loss is recognized for the difference. Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value. For more information, see Note 2.

Accounting for Pension Plans

Time Warner and certain of its subsidiaries have both funded and unfunded defined benefit pension plans, the substantial majority of which are noncontributory, covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans, primarily noncontributory, covering international employees. Pension benefits are based on formulas that reflect the participating employees’ years of service and compensation during their employment period. Time Warner uses a December 31 measurement date for its plans. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the interest factor implied by the discount rate and the rate of compensation increases. In March 2010, the Company’s Board of Directors approved amendments to its domestic defined benefit plans relating to eligibility, service credit and future compensation increases. Additional information about the plan amendments and the determination of pension-related assumptions is discussed in more detail in Note 13.

Equity-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in costs of revenues or selling, general and administrative expenses depending on the job function of the grantee on a straight-line basis (net of estimated forfeitures) over the period during which an employee is required to provide services in exchange for the award. Also, excess tax benefits realized are reported as a financing cash inflow.

The grant-date fair value of a stock option is estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company determines the volatility assumption for these stock options using implied volatilities data from its traded options. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of Time Warner employees. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Time Warner common stock at the date of grant. For more information, see Note 12.

Revenues and Costs

Networks

The Networks segment recognizes Subscription revenues as programming services are provided to cable system operators, satellite distribution services, telephone companies and other distributors (collectively, “affiliates”) based on negotiated contractual programming rates (or estimated programming rates if a new contract has not been negotiated) for each affiliate. Management considers factors such as the previous contractual rates, inflation, current payments by the affiliate and the status of the negotiations in determining any estimates. When the new distribution contract terms are finalized, an adjustment to Subscription revenue is recorded, if necessary, to reflect the new terms. Such adjustments historically have not been significant. Advertising revenues are recognized, net of agency commissions, in the period that the advertisements are aired. If there is a targeted audience guarantee, revenues are recognized for the actual audience delivery with revenue deferred for any shortfall until the guaranteed audience delivery is met, typically through the provision of additional air time. Advertising revenues from websites are recognized as impressions are delivered or the services are performed.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the normal course of business, the Networks segment enters into agreements to license programming exhibition rights from licensors. A programming inventory asset related to these rights and a corresponding liability to the distributor are recorded (on a discounted basis if the license agreements are long-term) when (i) the cost of the programming is reasonably determined, (ii) the programming material has been accepted in accordance with the terms of the agreement, (iii) the programming (or any program in a package of programming) is available for its first showing or telecast, and (iv) the license period has commenced. There are variations in the amortization methods of these rights, depending on whether the network is advertising-supported (e.g., TNT and TBS) or not advertising-supported (e.g., HBO).

For advertising-supported networks, the Company’s general policy is to amortize each program’s costs on a straight-line basis (or per-play basis, if greater) over its license period. There are, however, exceptions to this general policy. For example, for rights fees paid for sports programming arrangements (e.g., National Basketball Association, NCAA Men’s Division I Basketball Tournament and Major League Baseball), programming costs are amortized using a revenue-forecast model, in which the rights fees are amortized using the ratio of current period advertising revenue to total estimated remaining advertising revenue over the term of the arrangement. The revenue-forecast model approximates the pattern with which the network will use and benefit from providing the sports programming. In addition, for certain types of programming, the initial airing has more value than subsequent airings. In these circumstances, the Company will use an accelerated method of amortization. Specifically, if the Company is licensing the right to air a movie multiple times over a certain period, the movie is being shown to the public for the first time on a Company network (a “Network Movie Premiere”) and the Network Movie Premiere advertising is sold at a premium rate, a larger portion of the movie’s programming inventory cost is amortized upon the initial airing of the movie, with the remaining cost amortized on a straight-line basis (or per-play basis, if greater) over the remaining license period. The amortization that accelerates upon the first airing versus subsequent airings is determined based on a study of historical and estimated future advertising sales for similar programming.

For a premium pay television service that is not advertising-supported (e.g., HBO), each program’s costs are amortized on a straight-line basis over its license period or estimated period of use, beginning with the month of initial exhibition. When the Company has the right to exhibit feature theatrical programming in multiple windows over a number of years, the Company uses historical audience viewership as its basis for determining the amount of a film’s programming amortization attributable to each window.

The Company carries each of its network’s programming inventory at the lower of unamortized cost or estimated net realizable value. For cable networks that earn both Advertising and Subscription revenues (e.g., TBS and TNT), the Company generally evaluates the net realizable value of unamortized programming costs based on the network’s programming taken as a whole. In assessing whether the programming inventory for a particular advertising-supported network is impaired, the Company determines the net realizable value for all of the network’s programming inventory based on a projection of the network’s estimated combined subscription revenues and advertising revenues. Similarly, for a premium pay television service that is not advertising-supported (e.g., HBO), the Company performs its evaluation of the net realizable value of unamortized programming costs based on the the network’s programming taken as a whole. Specifically, the Company determines the net realizable value for all of its premium pay television service programming based on projections of estimated Subscription revenues and, where applicable, home video and other licensing revenues. In addition, changes in management’s intended usage of a program, such as a decision to no longer air a particular program and forego the rights associated with the program license, would result in a reassessment of that program’s net realizable value, which could result in an impairment.

Filmed Entertainment

Feature films typically are produced or acquired for initial exhibition in theaters, followed by distribution in the home video, electronic sell-through, video-on-demand, pay cable, basic cable and broadcast network sectors. Generally, distribution to the home video, video-on-demand, pay cable, basic cable and broadcast network sectors each commence within three years of initial theatrical release. Theatrical revenues are recognized as the films are exhibited. Revenues from home video sales are recognized at the later of the delivery date or the date that video units

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns. Revenues from the distribution of theatrical product to television sectors are recognized when the films are available to telecast.

Television films and series are initially produced for broadcast networks, cable networks or first-run television syndication and may be subsequently licensed to foreign or domestic cable and syndicated television sectors, as well as sold on home video. Revenues from the distribution of television programming are recognized when the films or series are available to telecast, except for advertising barter agreements, where the revenue is valued and recognized when the related advertisements are exhibited. In certain circumstances, pursuant to the terms of the applicable contractual arrangements, the availability dates granted to customers may precede the date the Company may bill the customers for these sales. Unbilled accounts receivable, which primarily relate to the distribution of television product, totaled $2.339 billion and $2.105 billion at December 31, 2010 and December 31, 2009, respectively. Included in the unbilled accounts receivable at December 31, 2010 was $1.462 billion that is to be billed in the next twelve months. Similar to theatrical home video sales, revenue from home video sales of television films and series, less a provision for estimated returns, is recognized at the later of the delivery date or the date that video units are made widely available for sale or rental by retailers.

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

Film costs include the unamortized cost of completed theatrical films and television episodes, theatrical films and television series in production and film rights in preparation of development. Film costs are stated at the lower of cost, less accumulated amortization, or fair value. The amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various sectors, throughout its life cycle, is determined using the film forecast computation method. Under this method, the amortization of capitalized costs and the accrual of participations and residuals is based on the proportion of the film’s revenues recognized for such period to the film’s estimated remaining ultimate revenues. The process of estimating a film’s ultimate revenues (i.e., the total revenue to be received throughout a film’s life cycle) is discussed further under “Film Cost Recognition and Impairments.”

Inventories of theatrical and television product consist primarily of DVDs and are stated at the lower of cost or net realizable value. Cost is determined using the average cost method. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost. For more information, see Note 6.

The Company enters into collaborative arrangements primarily related to arrangements with third parties to jointly finance and distribute many of its theatrical productions. See “Accounting for Collaborative Arrangements” for more information.

Acquired film libraries (i.e., program rights and product that are acquired after a film has been exhibited at least once in all sectors) are amortized using the film forecast computation method. For more information, see Note 2.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain products, such as magazines sold at newsstands and other merchandise, are sold to customers with the right to return unsold items. Revenues from such sales are recognized when the products are shipped, based on gross sales less a provision for future estimated returns based on historical experience.

Inventories of merchandise are stated at the lower of cost or estimated realizable value. Cost is determined using primarily the average cost method. Returned merchandise included in inventory is valued at estimated realizable value, but not in excess of cost. For more information, see Note 6.

Film Cost Recognition, Participation and Residuals and Impairments

One aspect of the accounting for film and television production costs, as well as related revenues, that impacts the Filmed Entertainment segment (and the Networks segment, to a lesser degree) and requires the exercise of judgment relates to the process of estimating a film’s ultimate revenues and is important for two reasons. First, while a film is being produced and the related costs are being capitalized, as well as at the time the film is released, it is necessary for management to estimate the ultimate revenues, less additional costs to be incurred (including exploitation and participation costs), in order to determine whether the value of a film has been impaired and, thus, requires an immediate write-off of unrecoverable film costs. Second, it is necessary for management to determine, using the film forecast computation method, the amount of capitalized film costs and the amount of participations and residuals to be recognized as costs of revenues for a given film in a particular period. To the extent that the film’s ultimate revenues are adjusted, the resulting gross margin reported on the exploitation of that film in a period is also adjusted.

Prior to the theatrical release of a film, management bases its estimates of ultimate revenues for each film on factors such as the historical performance of similar films, the star power of the lead actors and actresses, the rating and genre of the film, pre-release market research (including test market screenings) and the expected number of theaters in which the film will be released. Management updates such estimates based on information available during the film’s production and, upon release, the actual results of each film. Changes in estimates of ultimate revenues from period to period affect the amount of film costs amortized in a given period and, therefore, could have an impact on the segment’s financial results for that period. For example, prior to a film’s release, the Company often will test market the film to the film’s targeted demographic. If the film is not received favorably, the Company may (i) reduce the film’s estimated ultimate revenues, (ii) revise the film, which could cause the production costs to increase or (iii) perform a combination of both. Similarly, a film that generates lower-than-expected theatrical revenues in its initial weeks of release would have its theatrical, home video and television distribution ultimate revenues adjusted downward. A failure to adjust for a downward change in estimates of ultimate revenues could result in the understatement of film costs amortization for the period. The Company recorded film cost amortization of $3.407 billion, $3.180 billion and $2.796 billion in 2010, 2009 and 2008, respectively. Included in film cost amortization are film impairments primarily related to pre-release theatrical films of $78 million, $85 million and $84 million in 2010, 2009 and 2008, respectively.

Barter Transactions

Time Warner enters into transactions that involve the exchange of advertising, in part, for other products and services, such as a license for programming. Such transactions are recognized by the programming licensee (e.g., a television network) as programming inventory and deferred advertising revenue at the estimated fair value when the product is available for telecast. Barter programming inventory is amortized in the same manner as the non-barter component of the licensed programming, and advertising revenue is recognized when delivered. From the perspective of the programming licensor (e.g., a film studio), incremental licensing revenue is recognized when the barter advertising spots received are either used or sold to third parties.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Multiple-Element Transactions

In the normal course of business, the Company enters into transactions, referred to as multiple-element transactions, that involve making judgments about allocating consideration to the various elements. While the more common type of multiple-element transactions encountered by the Company involve the sale or purchase of multiple products or services (e.g., licensing multiple film titles in a single arrangement), multiple element transactions can also involve contemporaneous purchase and sales transactions, the settlement of an outstanding dispute contemporaneous with the purchase of a product or service, as well as investing in an investee while at the same time entering into an operating agreement. In accounting for multiple-element transactions, judgment must be exercised in determining the fair value of the different elements in a bundled transaction. The judgments made in determining fair value in such arrangements impact the amount of revenues, expenses and net income recognized over the term of the contract, as well as the period in which they are recognized.

If the Company has evidence of fair value for each deliverable in a multiple-element transaction, then it accounts for each deliverable in the transaction separately, based on the relevant accounting policies. However, if the Company is unable to determine fair value for one or more elements of the transaction, the transaction is accounted for as one unit of accounting and is recorded as revenue, a reduction of revenue, costs or a reduction of costs, as applicable. The timing of the recognition of revenues for the unit of account will depend on the nature of the deliverables comprising the unit of accounting as well as the conditions for revenue recognition, to the extent applicable.

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

The following are examples of arrangements where the Company is an intermediary or uses an intermediary:

•	The Filmed Entertainment segment provides distribution services to third-party companies. The Filmed Entertainment segment may provide distribution services for an independent third-party company in the worldwide theatrical, home video, television and/or videogame sectors. The independent third-party company may retain final approval over the distribution, marketing, advertising and publicity for each film or videogame in all media, including the timing and extent of the releases, the pricing and packaging of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Accounting for Collaborative Arrangements

The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute theatrical productions (“co-financing arrangements”) and an arrangement entered into with a third party television network to acquire the rights to broadcast certain sports programming in the United States from 2011 through 2024. This sports programming arrangement did not have a material impact to the Company’s results of operations as of and for the year ended December 31, 2010.

In most cases, the form of the co-financing arrangement is the sale of an economic interest in a film to an investor. The Filmed Entertainment segment generally records the amounts received for the sale of an economic interest as a reduction of the costs of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, in each period the Company reflects in the consolidated statement of operations either a charge or benefit to costs of revenue to reflect the estimate of the third-party investor’s interest in the profits or losses incurred on the film. The estimate of the third-party investor’s interest in profits or losses incurred on the film is determined using the film forecast computation method. For the years ended December 31, 2010, 2009 and 2008, net participation costs of $508 million, $321 million and $584 million, respectively, were recorded in costs of revenues.

Advertising Costs

Time Warner expenses advertising costs as they are incurred, which generally is when the advertising is exhibited or aired. Advertising expense to third parties was $2.892 billion in 2010, $2.626 billion in 2009 and $2.905 billion in 2008.

Income Taxes

Income taxes are provided using the asset and liability method, such that income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recognized in the statement of operations. Research and development

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

credits are recorded based on the amount of benefit the Company believes is “more likely than not” of being earned. The majority of such research and development benefits have been recorded to shareholders’ equity as they resulted from stock option deductions for which such amounts are recorded as an increase to additional paid-in-capital. Tax credits received for the production of a film or program are offset against the cost of inventory capitalized.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on its interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination based on their technical merits. There is considerable judgment involved in determining whether positions taken on the Company’s tax returns are “more likely than not” of being sustained.

The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense. For further information, see Note 9.

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

As a creator and distributor of branded information and copyrighted entertainment products, Time Warner has a significant number of intangible assets, acquired film and television libraries and other copyrighted products and tradenames. Certain intangible assets are deemed to have finite lives and, accordingly, are amortized over their estimated useful lives, while others are deemed to be indefinite-lived and therefore not amortized. Goodwill and indefinite-lived intangible assets, primarily certain tradenames, are tested annually for impairment during the fourth quarter, or earlier upon the occurrence of certain events or substantive changes in circumstances.

As more fully described in Note 1, in connection with the performance of its annual impairment analyses in 2010 and 2009, the Company did not record any asset impairments. In connection with the performance of its annual impairment analyses in 2008, the Company recorded asset impairments of $7.139 billion, which was reflective of the overall decline in the fair values of goodwill and other intangible assets. The asset impairments recorded reduced the carrying values of goodwill at the Publishing segment by $6.007 billion and the carrying values of certain tradenames at the Publishing segment by $1.132 billion, including $614 million of finite-lived intangible assets.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2010, the Company recorded noncash impairments of intangible assets of $9 million related to the termination of a games licensing relationship at the Filmed Entertainment segment and $11 million related to certain other intangibles at the Publishing segment. In 2009, the Company recorded a $52 million noncash impairment of intangible assets at the Networks segment related to Turner’s interest in a general entertainment network in India.

The impairments noted above did not result in non-compliance with respect to any debt covenants.

The following summary of changes in the Company’s goodwill related to continuing operations during the years ended December 31, 2010 and 2009, by reportable segment, is as follows (millions):

		Acquisitions,			Acquisitions,
		Dispositions			Dispositions
	December 31,	and	Translation	December 31,	and	Translation	December 31,
	2008	Adjustments	Adjustments	2009	Adjustments	Adjustments	2010

Networks
Gross goodwill	$34,305	$9	$5	$34,319	$192	$(2)	$34,509
Impairments	(13,277)	—	—	(13,277)	—	—	(13,277)

Net goodwill	21,028	9	5	21,042	192	(2)	21,232

Filmed Entertainment
Gross goodwill	9,533	(19)	3	9,517	197	(5)	9,709
Impairments	(4,091)	—	—	(4,091)	—	—	(4,091)

Net goodwill	5,442	(19)	3	5,426	197	(5)	5,618

Publishing
Gross goodwill	18,428	(8)	39	18,459	2	(29)	18,432
Impairments	(15,288)	—	—	(15,288)	—	—	(15,288)

Net goodwill	3,140	(8)	39	3,171	2	(29)	3,144

Time Warner
Gross goodwill	62,266	(18)	47	62,295	391	(36)	62,650
Impairments	(32,656)	—	—	(32,656)	—	—	(32,656)

Net goodwill	$29,610	$(18)	$47	$29,639	$391	$(36)	$29,994

The Company’s intangible assets and related accumulated amortization consisted of the following (millions):

	December 31, 2010			December 31, 2009
		Accumulated			Accumulated
	Gross	Amortization(a)	Net	Gross	Amortization(a)	Net

Intangible assets subject to amortization:
Film Library	$3,534	$(2,036)	$1,498	$3,635	$(1,871)	$1,764
Brands, tradenames and other
intangible assets	2,000	(1,006)	994	1,834	(922)	912

Total	$5,534	$(3,042)	$2,492	$5,469	$(2,793)	$2,676

Intangible assets not subject to amortization:
Brands, tradenames and other intangible assets	$8,084	$(257)	$7,827	$7,991	$(257)	$7,734

(a)	The Film Library is amortized using a film forecast methodology. Amortization of Brands, trademarks and other intangible assets subject to amortization is provided generally on a straight-line basis over their respective useful lives. The weighted-average useful life for such intangibles is 18 years. Each reporting period, the Company considers whether events or circumstances warrant revising the estimates of the useful lives of its finite-lived intangible assets.

The Company recorded amortization expense of $264 million in 2010 compared to $280 million in 2009 and $346 million in 2008. Based on the amount of intangible assets subject to amortization at December 31, 2010, the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

estimated amortization expense for each of the succeeding five years ended December 31 is as follows: 2011 — $266 million; 2012 — $250 million; 2013 — $236 million, 2014 — $229 million; and 2015 — $212 million. These amounts may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized.

3.	BUSINESS ACQUISITIONS AND DISPOSITIONS

Shed Media

On October 13, 2010, Warner Bros. acquired an approximate 55% interest in Shed Media plc (“Shed Media”), a leading television producer in the U.K., for $100 million in cash, net of cash acquired. Warner Bros. has a call right that enables it to purchase a portion of the interests held by the other owners of Shed Media in 2014 and the remaining interests held by the other owners in 2018. The other owners have a reciprocal put right that enables them to require Warner Bros. to purchase a portion of their interests in Shed Media in 2014 and the remaining interests held by them in 2018. The operating results of Shed Media did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2010.

Chilevisión

On October 6, 2010, Turner acquired Chilevisión, a television broadcaster in Chile, for $134 million in cash, net of cash acquired. The operating results of Chilevisión did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2010.

HBO Asia, HBO South Asia and HBO LAG

On January 2, 2008, Home Box Office purchased additional interests in HBO Asia and HBO South Asia and, on December 19, 2008, purchased additional interests in HBO LAG. The additional interests purchased in each of these multi-channel premium pay and basic cable television services ranged in size from approximately 20% to 30%, and the aggregate purchase price was approximately $288 million. On March 9, 2010, Home Box Office purchased additional interests in HBO LAG for $217 million in cash, which resulted in Home Box Office owning 80% of the equity interests of HBO LAG. On November 18, 2010, one of the remaining partners in HBO LAG exercised its put option to sell its remaining 8% equity interest in HBO LAG for approximately $65 million in cash. The transaction is expected to close in the first quarter of 2011 and will result in Home Box Office owning 88% of the equity interests of HBO LAG.

HBO Asia, HBO South Asia and HBO LAG are considered VIEs and, because voting control of each of the entities is shared equally with other investors, the Company has determined it is not the primary beneficiary of these entities. Accordingly, Home Box Office accounts for these investments under the equity method of accounting.

HBO Central Europe Acquisition

On January 27, 2010, Home Box Office purchased the remainder of its partners’ interests in HBO Central Europe (“HBO CE”) for $136 million in cash, net of cash acquired. HBO CE operates the HBO and Cinemax premium pay television services serving various territories in Central Europe. The Company has consolidated the results of operations and financial condition of HBO CE beginning January 27, 2010. Prior to this transaction, Home Box Office held a 33% interest in HBO CE, which was accounted for under the equity method of accounting. Upon the acquisition of the controlling interest in HBO CE, a gain of $59 million was recognized reflecting the excess of the fair value over the Company’s carrying cost of its original investment in HBO CE. The fair value of Home Box Office’s original investment in HBO CE of $78 million was determined using the consideration paid in the January 27, 2010 purchase, which was primarily derived using a combination of market and income valuation techniques. The operating results of HBO CE did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2010.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CME Investment

On May 18, 2009, the Company completed an equity investment in Central European Media Enterprises Ltd. (“CME”) for $246 million in cash. As of December 31, 2010, the Company holds an approximate 29.5% economic interest in CME. CME is a publicly-traded broadcasting company operating leading networks in seven Central and Eastern European countries. In connection with its investment, Time Warner agreed to allow CME founder and Non-Executive Chairman Ronald S. Lauder to vote Time Warner’s shares of CME for at least four years, subject to certain exceptions. The Company’s investment in CME is being accounted for under the cost method of accounting.

Summary of Discontinued Operations

AOL Separation from Time Warner

On July 8, 2009, the Company repurchased Google Inc.’s (“Google”) 5% interest in the AOL business for $283 million in cash, which amount included a payment in respect of Google’s pro rata share of cash distributions to Time Warner by AOL attributable to the period of Google’s investment in AOL. After repurchasing this stake, Time Warner owned all of AOL.

On December 9, 2009 (the “Distribution Date”), the Company disposed of all of its shares of AOL Inc. (“AOL”) common stock. The disposition was made pursuant to a separation and distribution agreement entered into on November 16, 2009 by Time Warner and AOL for the purpose of legally and structurally separating AOL from Time Warner (the “AOL Separation”). The AOL Separation was effected as a pro rata dividend of all shares of AOL common stock held by Time Warner in a spin-off to Time Warner stockholders.

With the completion of the AOL Separation, the Company disposed of its AOL segment in its entirety. Accordingly, the Company has presented the financial condition and results of operations of its former AOL segment in the consolidated financial statements through December 9, 2009 as discontinued operations.

TWC Separation from Time Warner

On March 12, 2009 (the “Distribution Record Date”), the Company disposed of all of its shares of Time Warner Cable Inc (“TWC”) common stock. The disposition was made pursuant to a separation agreement entered into on May 20, 2008, among Time Warner, TWC and certain of their subsidiaries (the “Separation Agreement”) for the purpose of legally and structurally separating TWC from Time Warner (the “TWC Separation”). The TWC Separation was effected as a pro rata dividend of all shares of TWC common stock held by Time Warner in a spin-off to Time Warner stockholders.

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

With the completion of the TWC Separation, the Company disposed of its Cable segment in its entirety. Accordingly, the Company has presented the financial condition and results of operations of its former Cable segment in the consolidated financial statements through March 12, 2009 as discontinued operations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial data for the discontinued operations is as follows (millions, except per share amounts):

	Years Ended December 31,
	2009	2008

Total revenues	$6,500	$21,365
Pretax income (loss)	849	(14,227)
Income tax provision	(421)	4,668

Net income (loss)	$428	$(9,559)

Net income (loss) attributable to Time Warner Inc. shareholders	$389	$(8,308)

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income (loss) per common share	$0.32	$(6.95)

Diluted net income (loss) per common share	$0.32	$(6.95)

Discontinued operations for the year ended December 31, 2009 included direct transaction costs (e.g., legal and professional fees) related to the separations of TWC and AOL of $112 million. Discontinued operations for the year ended December 31, 2008, included such direct transaction and financing costs related to the TWC Separation of $206 million.

Also included in discontinued operations for 2008 was a noncash impairment of $14.822 billion and a related tax benefit of $5.729 billion to reduce the carrying values of certain cable franchise rights at TWC and a noncash impairment of $2.207 billion and a related tax benefit of $90 million to reduce the carrying value of goodwill at AOL.

The Networks segment of Time Warner recognized approximately $170 million of Subscription revenues from TWC in 2009 through the Distribution Record Date and $840 million for the year ended December 31, 2008.

4. INVESTMENTS

The Company’s investments consist of equity-method investments, fair-value and other investments, including available-for-sale securities, and cost-method investments. Time Warner’s investments, by category, consist of (millions):

	December 31,
	2010	2009

Equity-method investments	$883	$641
Fair-value and other investments, including available-for-sale securities	600	578
Cost-method investments	313	323

Total	$1,796	$1,542

Equity-Method Investments

At December 31, 2010, investments accounted for using the equity method primarily included the Company’s investments in HBO LAG (80% owned), HBO Asia (80% owned), HBO South Asia (75% owned) and certain other network and filmed entertainment ventures which are generally 20%-50% owned.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair-Value and Other Investments, Including Available-for-Sale Securities

Fair-value and other investments include deferred compensation-related investments and available-for-sale securities of $547 million and $53 million, respectively, as of December 31, 2010 and $544 million and $33 million respectively, as of December 31, 2009. Equity derivative instruments were $1 million as of December 31, 2009.

Deferred compensation-related investments included $248 million and $238 million at December 31, 2010 and 2009, respectively, which were recorded at fair value, and $299 million and $306 million at December 31, 2010 and 2009, respectively, of life insurance-related investments, which were recorded at cash surrender value.

Equity derivative instruments and available-for-sale securities are recorded at fair value in the consolidated balance sheet, and the realized gains and losses are included as a component of Other income, net.

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale securities are set forth below (millions):

	December 31,
	2010	2009

Cost basis	$39	$21
Gross unrealized gain	14	14
Gross unrealized loss	—	(2)

Fair value	$53	$33

Deferred tax liability	$5	$5

During 2010, 2009 and 2008, $(2) million, $20 million and $6 million, respectively, of net unrealized gains (losses) were reclassified from Accumulated other comprehensive income, net, to Other income, net, in the consolidated statement of operations, based on the specific identification method.

Cost-Method Investments

The Company’s cost-method investments typically include investments in start-up companies and investment funds. The Company uses available qualitative and quantitative information to evaluate all cost-method investments for impairment at least quarterly.

Gain on Sale of Investments

For the year ended December 31, 2010, the Company recognized net gains of $20 million related to the sale of various investments. For the year ended December 31, 2009, the Company recognized net gains of $52 million related to the sale of investments, primarily consisting of a $28 million gain on the sale of the Company’s investment in TiVo Inc. and a $17 million gain on the sale of the Company’s investment in Eidos, plc (“Eidos”). For the year ended December 31, 2008, the Company recognized net gains of $32 million related to the sale of investments, primarily consisting of a $16 million gain on the sale of the Company’s investment in Adify Corporation and a $6 million gain on the sale of the Company’s investment in BigBand Networks, Inc.

Investment Writedowns

For the years ended December 31, 2010, 2009 and 2008, the Company incurred writedowns to reduce the carrying value of certain investments that experienced other-than-temporary impairments.

For the year ended December 31, 2010, the writedowns were $7 million, including $1 million related to equity-method investments and $6 million of cost method investments. For the year ended December 31, 2009, the writedowns were $73 million, including $41 million related to equity-method investments, primarily at the Networks segment, and $15 million of available-for-sale securities. For the year ended December 31, 2008, the writedowns were $83 million, including $56 million of available-for-sale securities, primarily consisting of the

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

writedown of the Company’s investment in Eidos (which was sold in 2009), and $2 million related to equity-method investments.

The year ended December 31, 2008 also included $10 million of losses to reflect market fluctuations in equity derivative instruments.

While Time Warner has recognized all declines that are believed to be other-than-temporary as of December 31, 2010, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. or certain foreign equity markets experience further declines in value.

5.	FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following tables present information about assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2010 and December 31, 2009, respectively (millions):

	Fair Value Measurements
	December 31, 2010				December 31, 2009
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Trading securities:
Diversified Equity securities	$261	$4	$—	$265	$243	$4	$—	$247
Available-for-sale securities:
Equity securities	12	—	—	12	11	—	—	11
Debt securities	—	41	—	41	—	22	—	22
Derivatives:
Foreign Exchange Contracts	—	17	—	17	—	8	—	8
Other	4	—	19	23	5	—	32	37
Liabilities:
Derivatives:
Foreign Exchange Contracts	—	(20)	—	(20)	—	(91)	—	(91)
Other	—	—	(28)	(28)	—	—	(12)	(12)

Total	$277	$42	$(9)	$310	$259	$(57)	$20	$222

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the beginning and ending balances of assets and liabilities classified as Level 3 and identifies the net income (losses) the Company recognized during the years ended December 31, 2010 and December 31, 2009, respectively, on such assets and liabilities that were included in the balance as of December 31, 2010 and December 31, 2009, respectively (millions):

	Derivatives
	2010	2009

Balance as of the beginning of the year	$20	$(11)
Total gains (losses):
Included in operating income	17	—
Included in other income (loss), net	16	19
Included in other comprehensive income	—	—
Settlements	(7)	(4)
Issuances	(55)	16
Transfers in and/or out of Level 3	—	—

Balance as of end of the year	$(9)	$20

Total gain (loss) for the year included in net income related to assets and liabilities still held as of the end of the year	$18	$19

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at December 31, 2010, the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.269 billion and, at December 31, 2009, the fair value of Time Warner’s debt exceeded its carrying value by approximately $1.749 billion. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of the financial instruments or because the financial instruments are of a longer-term nature and are recorded on a discounted basis. For the remainder of the Company’s other financial instruments, differences between the carrying value and fair value are not significant at December 31, 2010. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

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

In determining the fair value of its films, the Company employs a discounted cash flow (“DCF”) methodology with assumptions for cash flows for periods not exceeding 10 years. Key inputs employed in the DCF methodology include estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular film. The fair value of any film costs associated with a film that management plans to abandon is zero. As the primary determination of fair value is

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

determined using a DCF model, the resulting fair value is considered a Level 3 measurement. During the year ended December 31, 2010, certain film costs, which were recorded as inventory in the consolidated balance sheet, were written down to $81 million from their carrying value of $168 million. During the year ended December 31, 2009, certain film costs, which were recorded as inventory in the consolidated balance sheet, were written down to $271 million from their carrying value of $431 million.

6.	INVENTORIES AND FILM COSTS

Inventories and film costs consist of (millions):

	December 31, 2010	December 31, 2009

Inventories:
Programming costs, less amortization	$3,441	$3,269
DVDs, books, paper and other merchandise	360	332

Total inventories	3,801	3,601
Less: current portion of inventory	(1,920)	(1,769)

Total noncurrent inventories	1,881	1,832

Film costs — Theatrical:(a)
Released, less amortization	655	575
Completed and not released	166	282
In production	1,379	1,228
Development and pre-production	98	157
Film costs — Television:(a)
Released, less amortization	929	779
Completed and not released	300	482
In production	571	413
Development and pre-production	6	6

Total film costs	4,104	3,922

Total noncurrent inventories and film costs	$5,985	$5,754

(a)	Does not include $1.498 billion and $1.764 billion of net film library costs as of December 31, 2010 and December 31, 2009, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheet.

Approximately 89% of unamortized film costs for released theatrical and television product are expected to be amortized within three years from December 31, 2010. In addition, approximately $1.4 billion of the film costs of released and completed and not released theatrical and television product are expected to be amortized during the twelve-month period ending December 31, 2011.

7.	DERIVATIVE INSTRUMENTS

Time Warner uses derivative instruments, principally forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The principal currencies being hedged include the British Pound, Euro, Australian Dollar and Canadian Dollar. Time Warner uses foreign exchange contracts that generally have maturities of three to 18 months to hedge various foreign exchange exposures, including the following: (i) variability in foreign-currency-denominated cash flows, such as the hedges of unremitted or forecasted royalty and license fees owed to Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad or cash flows for certain film production costs denominated in a foreign currency (i.e., cash flow hedges) and (ii) currency risk

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

associated with foreign-currency-denominated operating assets and liabilities (i.e., fair value hedges). For these qualifying hedge relationships, the Company excludes the impact of forward points from its assessment of hedge effectiveness. As a result, changes in the fair value of forward points are recorded in other loss, net in the consolidated statement of operations each quarter.

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

Gains and losses from hedging activities recognized in the consolidated statement of operations, including hedge ineffectiveness, were not material for the years ended December 31, 2010 and December 31, 2009. In addition, such gains and losses were largely offset by corresponding economic gains or losses from the respective transactions that were hedged.

The following is a summary of amounts recorded in the consolidated balance sheet pertaining to Time Warner’s use of foreign currency derivatives at December 31, 2010 and December 31, 2009 (millions):

	December 31, 2010	December 31, 2009

Qualifying Hedges
Assets	$86	$90
Liabilities	(79)	(137)
Economic Hedges
Assets	$17	$7
Liabilities	(27)	(43)

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions. Additionally, netting provisions are included in existing agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within prepaid assets and other current assets or accounts payable and accrued expenses in the Company’s consolidated balance sheet. At December 31, 2010 and December 31, 2009, $21 million and $61 million, respectively, of losses related to cash flow hedges are recorded in accumulated other comprehensive income and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in accumulated other comprehensive income are deferred net losses of $17 million at December 31, 2010 and December 31, 2009, related to hedges of cash flows associated with films that are not expected to be released within the twelve-month period ending December 31, 2011.

8.	LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of (millions)(a):

	Outstanding Debt
	December 31,	December 31,
	2010	2009

Fixed-rate public debt	$16,276	$15,227
Other obligations	273	981

Subtotal	16,549	16,208
Debt due within one year	(26)	(57)
Non-recourse debt	—	(805)

Total long-term debt	$16,523	$15,346

(a)	Represents principal amounts adjusted for premiums and discounts.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The revolving bank credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted-average interest rate on Time Warner’s total debt was 6.52% December 31, 2010 and 6.86% at December 31, 2009.

Revolving Bank Credit Facilities and Commercial Paper Program

Revolving Bank Credit Facilities

Effective November 30, 2010, the Company reduced the commitments of the lenders under its $6.9 billion senior unsecured five-year revolving credit facility to an aggregate amount equal to $5.0 billion (the “Prior Credit Agreement”). The Prior Credit Agreement was scheduled to mature on February 17, 2011.

At December 31, 2010, there were no borrowings outstanding under the Prior Credit Agreement, $51 million in outstanding face amount of letters of credit were issued under the Prior Credit Agreement and no commercial paper was outstanding under the Company’s unsecured commercial paper program. At December 31, 2010, the Company was in compliance with the leverage covenant, with a consolidated leverage ratio of approximately 2.01 times. The Company’s unused committed capacity as of December 31, 2010 was $8.700 billion, including $3.663 billion of cash and equivalents.

On January 19, 2011, the Company entered into two new senior unsecured revolving bank credit facilities totaling $5.0 billion, consisting of a $2.5 billion three-year revolving credit facility (the “Three-Year Revolving Credit Facility”) that matures on January 19, 2014 and a $2.5 billion five-year revolving credit facility (the “Five-Year Revolving Credit Facility” and together with the Three-Year Revolving Credit Facility, the “Revolving Credit Facilities”) that matures on January 19, 2016 pursuant to a credit agreement dated as of January 19, 2011 (the “New Credit Agreement”). Concurrently with the effectiveness of the New Credit Agreement, the Company terminated the Prior Credit Agreement. The permitted borrowers under the New Credit Agreement are Time Warner and Time Warner International Finance Limited (“TWIFL” and together with Time Warner, the “Borrowers”).

Borrowings under the Revolving Credit Facilities bear interest at a rate determined by the debt rating for Time Warner’s senior unsecured long-term debt and the percentage of commitments used under the facility. Based on the debt rating as of January 19, 2011, borrowings under each of the Revolving Credit Facilities would bear interest at a rate equal to LIBOR (TIBOR in the case of yen borrowings) plus 1.25% per annum if the percentage of commitments used under the facility does not exceed 25% or LIBOR (TIBOR in the case of yen borrowings) plus 1.50% per annum if the percentage of commitments used under the facility exceeds 25%. In addition, the Borrowers are required to pay a facility fee on the aggregate commitments under the Revolving Credit Facilities at a rate based on the debt rating for Time Warner’s senior unsecured long-term debt. Based on the debt rating as of January 19, 2011, the facility fee was 0.225% per annum on the aggregate amount of commitments under the Three-Year Revolving Credit Facility and 0.300% per annum on the aggregate amount of commitments under the Five-Year Revolving Credit Facility.

The New Credit Agreement provides same-day funding and multi-currency capability, and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The covenants for the New Credit Agreement are substantially similar to those under the Prior Credit Agreement, including a maximum consolidated leverage ratio covenant of 4.5 times the consolidated EBITDA of Time Warner, but excluding any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. The terms and related financial metrics associated with the leverage ratio are defined in the credit agreements. Borrowings under the Revolving Credit Facilities may be used for general corporate purposes, and unused credit is available to support borrowings by Time Warner under its commercial paper program. The New Credit Agreement also contains certain events of default customary for credit facilities of this type (with customary grace periods, as applicable). The Borrowers may from time to time, so long as no default or event of default has occurred and is continuing, increase the commitments under either or both of the Revolving Credit Facilities by up to $500 million per facility by adding new commitments or increasing the commitments of willing lenders. The obligations of each of the Borrowers

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

under the Company’s New Credit Agreement are directly or indirectly guaranteed, on an unsecured basis by Historic TW Inc. (“Historic TW”), Home Box Office and Turner. The obligations of TWIFL under the New Credit Agreement are also guaranteed by Time Warner.

Commercial Paper Program

On February 16, 2011, the Company established a new commercial paper program on a private placement basis under which Time Warner may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $5.0 billion (the “CP Program”). Concurrently with the effectiveness of the CP Program, the Company terminated its prior commercial paper program. Proceeds from the CP Program may be used for general corporate purposes. Commercial paper issued by Time Warner is supported by, and the amount of commercial paper issued may not exceed, the unused committed capacity under the Revolving Credit Facilities. The obligations of the Company under the CP Program are directly or indirectly guaranteed, on an unsecured basis by Historic TW, Home Box Office and Turner.

Public Debt

Time Warner and certain of its subsidiaries have various public debt issuances outstanding. At issuance, the maturities of these outstanding series of debt ranged from five to 40 years and the interest rates on debt with fixed interest rates ranged from 3.15% to 9.15%. At December 31, 2010 and 2009, the weighted average interest rate on the Company’s outstanding fixed-rate public debt was 6.55% and 7.14%, respectively. At December 31, 2010, the Company’s fixed-rate public debt had maturities ranging from 2012 to 2040.

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

The securities issued pursuant to the 2010 Debt Offerings are directly or indirectly guaranteed, on an unsecured basis by Historic TW, Home Box Office and Turner.

The premiums paid and transaction costs incurred of $364 million for the year ended December 31, 2010 in connection with the repurchase and redemption of these securities were reflected in other income (loss), net in the consolidated statement of operations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of Public Debt

The Company’s public debt matures as follows (millions):

	2011	2012	2013	2014	2015	Thereafter

Debt	$—	638	732	—	1,000	14,031

Covenants and Rating Triggers

Each of the Company’s New Credit Agreement and public debt indentures contain customary covenants. A breach of such covenants in the New Credit Agreement that continues beyond any grace period constitutes a default, which can limit the Company’s ability to borrow and can give rise to a right of the lenders to terminate the facilities and/or require immediate payment of any outstanding debt. A breach of such covenants in the public debt indentures beyond any grace period constitutes a default which can require immediate payment of the outstanding debt. There are no rating-based defaults or covenants in the New Credit Agreement or public debt indentures.

The interest rate on borrowings under the Revolving Credit Facilities and the facility fee are based in part on the Company’s credit ratings. Therefore, in the event that the Company’s credit ratings decrease, the cost of maintaining the Revolving Credit Facilities and the cost of borrowing increase and, conversely, if the ratings improve, such costs decrease. As of December 31, 2010, the Company’s investment grade debt ratings were as follows: Fitch BBB, Moody’s Baa2, and S&P BBB.

As of December 31, 2010, the Company was in compliance with all covenants in the Prior Credit Agreement and its public debt indentures. The Company does not anticipate that it will have any difficulty in the foreseeable future complying with the covenants in its New Credit Agreement or public debt indentures.

Other Obligations

Other long-term debt obligations consist of non-recourse debt, capital lease and other obligations, including committed financings by subsidiaries under local bank credit agreements. At December 31, 2010 and 2009, the weighted average interest rate for other long-term debt obligations was 4.57% and 2.41%, respectively.

During the first quarter of 2010, the Company used a portion of the net proceeds from the 2010 Debt Offerings to repay the $805 million outstanding under the Company’s two accounts receivable securitization facilities. The Company terminated the two accounts receivable securitization facilities on March 19, 2010 and March 24, 2010, respectively.

Capital Leases

The Company has entered into various leases primarily related to network equipment that qualify as capital lease obligations. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capital lease obligation in the consolidated balance sheet. Assets recorded under capital lease obligations totaled $149 million and $165 million as of December 31, 2010 and 2009, respectively. Related accumulated amortization totaled $81 million and $70 million as of December 31, 2010 and 2009, respectively.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum capital lease payments at December 31, 2010 are as follows (millions):

2011	$14
2012	13
2013	14
2014	12
2015	10
Thereafter	32

Total	95
Amount representing interest	(20)

Present value of minimum lease payments	75
Current portion	(10)

Total long-term portion	$65

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

Although these transactions often differ in form, they generally involve circumstances in which the Company enters into a sale-leaseback arrangement involving its film product with third-party SPEs owned by the foreign investors. The Company maintains its rights and control over the use of its film product. The Company does not have a controlling financial interest in, and accordingly does not consolidate, these SPEs. In addition, the Company does not guarantee and is not otherwise responsible for the equity and debt in these SPEs and does not participate in the profits or losses of these SPEs. The Company accounts for these arrangements based on their substance. That is, the Company records the costs of producing the films as an asset and records the net benefit received from the investors as a reduction of film costs resulting in lower film cost amortization for the films involved in the arrangement. At December 31, 2010, such SPEs were capitalized with approximately $3.2 billion of debt and equity from the third-party investors. These transactions resulted in reductions of film cost amortization totaling $7 million, $14 million and $43 million during the years ended December 31, 2010, 2009 and 2008, respectively.

9.	INCOME TAXES

Domestic and foreign income before income taxes, discontinued operations and cumulative effect of accounting change are as follows (millions):

	Years Ended December 31,
	2010	2009	2008

Domestic	$3,575	$3,235	$(4,622)
Foreign	344	2	225

Total	$3,919	$3,237	$(4,397)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Current and deferred income taxes (tax benefits) provided on income from continuing operations are as follows (millions):

	Years Ended December 31,
	2010	2009	2008

Federal:
Current	$764	$413	$(72)
Deferred	84	467	375
Foreign:
Current(a)	375	342	313
Deferred	(23)	(84)	(30)
State and Local:
Current	120	51	43
Deferred	28	(36)	64

Total	$1,348	$1,153	$693

(a)	Includes foreign withholding taxes of $226 million in 2010, $216 million in 2009 and $204 million in 2008.

The differences between income taxes (tax benefits) expected at the U.S. federal statutory income tax rate of 35% and income taxes (tax benefits) provided are as set forth below (millions):

	Years Ended December 31,
	2010	2009	2008

Taxes (tax benefits) on income at U.S. federal statutory rate	$1,372	$1,133	$(1,539)
State and local taxes (tax benefits), net of federal tax effects	73	78	(99)
Nondeductible goodwill impairments	—	—	2,208
Litigation matters	(22)	—	107
Domestic production activities deduction	(96)	(69)	(52)
Valuation allowances	(7)	19	—
Other	28	(8)	68

Total	$1,348	$1,153	$693

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of Time Warner’s net deferred tax liabilities are as follows (millions):

	December 31,
	2010	2009

Deferred tax assets:
Tax attribute carryforwards(a)	$758	$700
Receivable allowances and return reserves	270	337
Royalties, participations and residuals	419	353
Investments	179	208
Equity-based compensation	891	1,187
Amortization and depreciation	410	556
Other	986	1,287
Valuation allowances(a)	(594)	(701)

Total deferred tax assets	$3,319	$3,927

Deferred tax liabilities:
Assets acquired in business combinations	$3,754	$3,821
Unbilled television receivables	780	861
Unremitted earnings of foreign subsidiaries	154	182

Total deferred tax liabilities	4,688	4,864

Net deferred tax liability(b)	$1,369	$937

(a)	The Company has recorded valuation allowances for certain tax attribute carryforwards and other deferred tax assets due to uncertainty that exists regarding future realizability. The tax attribute carryforwards consist of $327 million of tax credits, $170 million of capital losses and $261 million of net operating losses that expire in varying amounts from 2011 through 2030. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations.
(b)	The net deferred tax liability includes current deferred tax assets of $581 million and $670 million as of December 31, 2010 and 2009, respectively.

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $1.5 billion at December 31, 2010. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

For accounting purposes, the Company records equity-based compensation expense and a related deferred tax asset for the future tax deductions it may receive. For income tax purposes, the Company receives a tax deduction equal to the stock price on the date that a restricted stock unit (or performance share unit) vests or the excess of the stock price over the exercise price of an option upon exercise. As of December 31, 2010, the deferred tax asset recognized for equity-based compensation awards is substantially greater than the tax benefit the Company may ultimately receive (assuming no increase in the Company’s stock price). The applicable accounting rules require that the deferred tax asset related to an equity-based compensation award be reduced only at the time the award vests (in the case of a restricted stock unit or performance share unit), is exercised (in the case of a stock option) or otherwise expires or is cancelled. This reduction is recorded as an adjustment to additional paid-in capital (“APIC”), to the extent that the realization of excess tax deductions on prior equity-based compensation awards were recorded directly to APIC. The cumulative amount of such excess tax deductions is referred to as the Company’s “APIC Pool” and was approximately $800 million at December 31, 2010. Any shortfall balance recognized in excess of the Company’s APIC Pool is charged to income tax expense in the consolidated statement of operations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting for Uncertainty in Income Taxes

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. The reserve for uncertain income tax positions is included in other liabilities in the consolidated balance sheet.

The Company does not currently anticipate that its existing reserves related to uncertain tax positions as of December 31, 2010 will significantly increase or decrease during the twelve-month period ending December 31, 2011; however, various events could cause the Company’s current expectations to change in the future. Should the Company’s position with respect to the majority of these uncertain tax positions be upheld, the effect would be recorded in the consolidated statement of operations as part of the income tax provision.

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, from January 1 through December 31 are set forth below (millions):

	2010	2009

Beginning balance	$1,953	$1,954
Additions for prior year tax positions	134	130
Additions for current year tax positions	80	227
Reductions for prior year tax positions	(52)	(273)
Settlements	(8)	(66)
Lapses in statute of limitations	(7)	(19)

Ending balance	$2,100	$1,953

During the year ended December 31, 2010, the Company recorded interest reserves through the consolidated statement of operations of approximately $84 million and made interest payments in connection with settlements reached during 2010 of approximately $8 million. During the year ended December 31, 2009, the Company recorded interest reserves through the consolidated statement of operations of approximately $88 million and made interest payments in connection with settlements reached during 2009 of approximately $11 million. The amount accrued for interest and penalties as of December 31, 2010 and 2009 was $349 million and $273 million, respectively. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

During 2009, the Internal Revenue Service (“IRS”) substantially concluded its examination of the Company’s federal income tax returns for the 2002 — 2004 tax years, which did not result in the Company being required to make any material payments to the IRS. One matter relating to the character of certain warrants received from a third party has been referred to the IRS Appeals Division. The Company believes its position with regard to this matter is more likely than not to be sustained. However, should the IRS prevail, the additional tax payable by the Company would be approximately $70 million.

The Company and its subsidiaries file income tax returns in the U.S. and various state and local and foreign jurisdictions. The IRS is currently conducting an examination of the Company’s U.S. income tax returns for the 2005 through 2007 period. The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. federal	2002 through the current period
California	2006 through the current period
New York State	2000 through the current period
New York City	2000 through the current period

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

On January 28, 2010, Time Warner’s Board of Directors authorized up to $3.0 billion of share repurchases beginning January 1, 2010. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2010 through December 31, 2010, the Company repurchased approximately 65 million shares of common stock for approximately $1.999 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. On January 25, 2011, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases beginning January 1, 2011.

Shares Authorized and Outstanding

At December 31, 2010, shareholders’ equity of Time Warner included 1.099 billion shares of common stock (net of approximately 542 million shares of common stock held in treasury). As of December 31, 2010, Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 8.33 billion shares of common stock and up to 600 million shares of additional classes of common stock. At December 31, 2009, shareholders’ equity of Time Warner included 1.157 billion shares of common stock (net of approximately 477 million shares of common stock held in treasury).

Spin-Offs of TWC and AOL

In connection with the TWC Separation, the Company recognized a reduction of $7.989 billion to shareholders’ equity, including $1.167 billion attributable to noncontrolling interests. In connection with the AOL Separation, the Company recognized a reduction of $3.202 billion to shareholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the consolidated statement of equity as a component of retained earnings (accumulated deficit) and consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under GAAP, are excluded from net income (loss). For Time Warner, such items consist primarily of unrealized gains and losses on marketable equity securities, gains and losses on certain derivative financial instruments, foreign currency translation gains (losses) and changes in unfunded and underfunded benefit plan obligations.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary sets forth the components of other comprehensive income (loss), net of tax, for Time Warner shareholders accumulated in equity (millions):

			Net Derivative		Net Accumulated
	Foreign Currency	Net Unrealized	Financial	Net Unfunded/	Other
	Translation	Gains (Losses) on	Instrument	Underfunded	Comprehensive
	Gains (Losses)	Securities	Gains (Losses)	Benefit Obligation	Income (Loss)

Balance at December 31, 2007	$596	$39	$(9)	$(477)	$149
2008 activity	(956)	(18)	(71)	(780)	(1,825)

Balance at December 31, 2008	(360)	21	(80)	(1,257)	(1,676)
AOL Separation	278	—	—	—	278
TWC Separation	—	—	4	387	391
2009 activity	221	(12)	35	183	427

Balance at December 31, 2009	139	9	(41)	(687)	(580)
2010 activity	(131)	(1)	25	55	(52)

Balance at December 31, 2010	$8	$8	$(16)	$(632)	$(632)

For the years ended December 31, 2010, 2009 and 2008, the tax impact related to net unrealized gains (losses) on securities was $0 million, $7 million and $11 million, respectively. For the years ended December 31, 2010, 2009 and 2008, the tax impact related to net derivative financial instrument gains (losses) was $14 million, $21 million and $44 million, respectively. For the years ended December 31, 2010, 2009 and 2008, the tax impact related to net unfunded/underfunded benefit obligations was $30 million, $129 million and $515 million, respectively.

11.	INCOME PER COMMON SHARE

Set forth below is a reconciliation of basic and diluted income per common share from continuing operations (millions, except per share amounts):

	Years Ended December 31,
	2010	2009	2008

Income (loss) from continuing operations attributable to Time Warner Inc. shareholders	$2,578	$2,088	$(5,090)
Income allocated to participating securities	(13)	(9)	(5)

Income (loss) from continuing operations attributable to Time Warner Inc. common shareholders — basic	$2,565	$2,079	$(5,095)

Average number of common shares outstanding — basic	1,128.4	1,184.0	1,194.2
Dilutive effect of equity awards	16.9	11.1	—

Average number of common shares outstanding — diluted	1,145.3	1,195.1	1,194.2

Income (loss) per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$2.27	$1.76	$(4.27)
Diluted	$2.25	$1.75	$(4.27)

Diluted income per common share for the years ended December 31, 2010, 2009 and 2008 excludes approximately 127 million, 160 million and 151 million, respectively, common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	EQUITY-BASED COMPENSATION

Equity Plans

The Company has one active equity plan under which it is authorized to grant equity awards to employees and non-employee directors, covering an aggregate of 70 million shares of common stock. Generally, options have been granted to employees and non-employee directors of Time Warner with exercise prices equal to the fair market value on the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. Holders of stock options do not receive dividends or dividend equivalents based on the regular quarterly cash dividends paid by the Company.

Pursuant to the equity plan, Time Warner may also grant shares of common stock or restricted stock units (“RSUs”), which generally vest between three to four years from the date of grant, to its employees and non-employee directors. Certain RSU awards provide for accelerated vesting upon an election to retire after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. Holders of RSU awards are generally entitled to receive cash dividend equivalents based on the regular quarterly cash dividends declared and paid by the Company during the period that the RSU awards are outstanding.

Time Warner also has a performance stock unit program for senior level executives. Under this program, recipients of performance stock units (“PSUs”) are awarded a target number of PSUs that represent the contingent (unfunded and unsecured) right to receive shares of Company common stock at the end of a performance period (generally three years) based on the actual performance level achieved by the Company. For PSUs granted in 2007 and 2008, the recipient of a PSU may receive, depending on the Company’s total shareholder return (“TSR”) relative to the other companies in the S&P 500 Index, 0% to 200% of the target PSUs granted based on a sliding scale where a relative ranking of less than the 25th percentile will pay 0% and a ranking at the 100th percentile will pay 200% of the target number of shares. For PSUs granted in 2009 and 2010, the recipient of the PSU may receive a percentage of target PSUs determined in the same manner as PSUs granted in 2007 and 2008, except that if the Company’s TSR ranking is below the 50th percentile and its growth in adjusted earnings per share (“adjusted EPS”) relative to the growth in adjusted EPS of the other companies in the S&P 500 Index is at or above the 50th percentile, the percentage of a participant’s target PSUs that will vest will be the average of (i) the percentage of target PSUs that would vest based on the Company’s TSR ranking during the performance period and (ii) 100%.

For accounting purposes, PSUs granted in 2007 and 2008 are considered to have a market condition and PSUs granted in 2009 and 2010 are considered to have a market condition and a performance condition. The effect of a market condition is reflected in the grant date fair value of the award, which is estimated using a Monte Carlo analysis to estimate the total return ranking of Time Warner among the S&P 500 Index companies over the performance period. In the case of PSUs granted in 2009 and 2010, the performance condition is assumed to have been met. As a result, compensation expense is recognized on these awards provided that the requisite service is rendered (regardless of the actual TSR ranking achieved). Participants who are terminated by the Company other than for cause or who terminate their own employment for good reason or due to retirement or disability are generally entitled to a pro rata portion of the PSUs that would otherwise vest following the performance period.

Holders of PSUs granted in 2010 are entitled to receive dividend equivalents based on the regular quarterly cash dividends declared and paid by the Company during the period that the PSUs are outstanding. The dividend equivalent payment will be made in cash following the vesting of the PSUs (generally following the end of the respective performance period) and will be based on the number of shares paid out. Holders of PSUs granted in 2007, 2008 and 2009 do not receive payments or accruals of dividends or dividend equivalents for regular quarterly cash dividends paid by the Company while the PSU is outstanding.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Upon the (i) exercise of a stock option award, (ii) the vesting of an RSU, (iii) the vesting of a PSU or (iv) the grant of restricted stock, shares of Time Warner common stock may be issued either from authorized but unissued shares or from treasury stock.

In connection with the AOL Separation and the TWC Separation (collectively, the “Separations”) in 2009, and as provided for in the Company’s equity plans, the number of stock options, RSUs and target PSUs outstanding at each of the Distribution Date and Distribution Record Date, respectively, and the exercise prices of such stock options were adjusted to maintain the fair value of those awards (collectively, the “Adjustments”). The Adjustments were determined by comparing the fair value of such awards immediately prior to each of the Separations (“pre-Separation”) to the fair value of such awards immediately after each of the Separations. In performing these analyses, the only assumptions that changed were related to the Time Warner stock price and the stock option’s exercise price. Accordingly, each equity award outstanding as of the Distribution Date relating to the AOL Separation was increased by multiplying the size of such award by 1.07, while the per share exercise price of each stock option was decreased by dividing by 1.07. Each equity award outstanding as of the Distribution Record Date relating to the TWC Separation was increased by multiplying the size of such award by 1.35, while the per share exercise price of each stock option was decreased by dividing by 1.35. The Adjustments resulted in an aggregate increase of approximately 65 million equity awards (comprised of 60 million stock options and 5 million RSUs and Target PSUs). The modifications to the outstanding equity awards were made pursuant to existing antidilution provisions in the Company’s equity plans and did not result in any additional compensation expense.

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

Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the intrinsic value of the applicable award. The estimated receivable from TWC fluctuates with the fair value and number of outstanding equity awards and the resulting change is recorded in other income (loss), net, in the consolidated statement of operations. As of December 31, 2010, the estimated receivable was $19 million. No such similar arrangement exists with AOL.

Other information pertaining to each category of equity-based compensation appears below.

Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date.

	Years Ended December 31,
	2010	2009	2008

Expected volatility	29.5%	35.2%	28.7%
Expected term to exercise from grant date	6.51 years	6.11 years	5.95 years
Risk-free rate	2.9%	2.5%	3.2%
Expected dividend yield	3.1%	4.4%	1.7%

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
	(thousands)		(in years)	(thousands)

Outstanding as of December 31, 2009	174,396	$56.03
Granted	9,859	27.19
Exercised	(5,572)	21.55
Forfeited or expired	(44,472)	77.50

Outstanding as of December 31, 2010	134,211	48.23	3.70	$351,571

Exercisable as of December 31, 2010	108,242	53.84	2.62	$143,888

As of December 31, 2010, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of Time Warner stock options vested and expected to vest approximate amounts for options outstanding. As of December 31, 2010, 70 million shares of Time Warner common stock were available for future grants of stock options. Total unrecognized compensation cost related to unvested Time Warner stock option awards as of December 31, 2010, without taking into account expected forfeitures, is $67 million and is expected to be recognized over a weighted-average period between one and two years.

The weighted-average fair value of a Time Warner stock option granted during the years ended December 31, 2010, 2009 and 2008 was $6.39, $5.07 and $12.30, respectively. The total intrinsic value of Time Warner options exercised during the years ended December 31, 2010, 2009 and 2008 was $45 million, $13 million and $53 million, respectively. Cash received from the exercise of Time Warner stock options was $121 million, $56 million and $134 million for the years ended December 31, 2010, 2009 and 2008, respectively. The tax benefits realized from Time Warner stock options exercised in the years ended December 31, 2010, 2009 and 2008 were $17 million, $5 million and $20 million, respectively.

Restricted Stock Units and Target Performance Stock Units

The following table summarizes information about unvested RSUs and target PSUs as of December 31, 2010:

		Weighted-
		Average
	Number of	Grant Date
	Shares/Units	Fair Value
	(thousands)

Unvested as of December 31, 2009	14,462	$27.15
Granted	5,870	27.34
Vested	(2,796)	38.35
Forfeited	(813)	28.87

Unvested as of December 31, 2010	16,723	25.25

As of December 31, 2010, the intrinsic value of unvested RSUs and target PSUs was $538 million. Total unrecognized compensation cost related to unvested RSUs and target PSUs as of December 31, 2010, without taking into account expected forfeitures, was $156 million and is expected to be recognized over a weighted-average period between one and two years. The fair value of RSUs that vested during the years ended December 31, 2010, 2009 and 2008 was $95 million, $76 million and $59 million, respectively. The fair value of PSUs that vested during 2010 and 2009 was $12 million and $2 million, respectively. No PSUs vested during 2008.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the year ended December 31, 2010, the Company granted 6 million RSUs at a weighted-average grant date fair value per RSU of $27.21. For the year ended December 31, 2009, the Company granted 5 million RSUs at a weighted-average grant date fair value per RSU of $22.34. For the year ended December 31, 2008, the Company granted 4 million RSUs at a weighted-average grant date fair value per RSU of $44.49.

For the year ended December 31, 2010, the Company granted 0.2 million target PSUs at a weighted-average grant date fair value per PSU of $30.65. For the year ended December 31, 2009, the Company granted 0.2 million target PSUs at a weighted-average grant date fair value per PSU of $23.67. For the year ended December 31, 2008, the Company granted 0.4 million target PSUs at a weighted-average grant date fair value per PSU of $52.59.

Equity-Based Compensation Expense

Compensation expense recognized for equity-based compensation plans is as follows (millions):

	Years Ended December 31,
	2010	2009	2008

Stock options	$70	$74	$96
Restricted stock units and performance stock units	129	101	96

Total impact on Operating Income	$199	$175	$192

Tax benefit recognized	$76	$67	$73

13.	BENEFIT PLANS

Retirement Plan Amendments

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

Effective July 1, 2010, the Company increased its matching contributions for eligible participants in the Company’s domestic defined contribution plan (“Time Warner Savings Plan”). Effective January 1, 2011, the Company has implemented a supplemental savings plan that provides for similar Company matching for eligible participant deferrals above the Internal Revenue Service compensation limits that apply to the Time Warner Savings Plan up to $500,000 of eligible compensation.

In December 2010, amendments to the U.K. defined benefit pension plans were approved. Pursuant to the amendments, beginning in April 2011, benefits provided under the plans will stop accruing for additional years of service. Pay increases will continue to be taken into consideration when determining a participating employee’s benefits under the plans. In addition, matching contributions under a defined contribution plan will be provided to eligible U.K. employees.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of activity for substantially all of Time Warner’s domestic and international defined benefit pension plans is as follows:

Defined Benefit Plans

Benefit Obligation (millions)

	December 31,
	2010	2009

Change in benefit obligation:
Projected benefit obligation, beginning of year	$3,412	$2,970
Service cost	52	78
Interest cost	186	179
Plan participants contribution	7	7
Actuarial loss	162	270
Benefits paid	(157)	(152)
Curtailments	14	(1)
Settlements	—	(29)
Plan amendments	11	—
Remeasurement due to plan changes	(185)	—
Foreign currency exchange rates	(52)	90

Projected benefit obligation, end of year	$3,450	$3,412

Accumulated benefit obligation, end of year	$3,303	$3,142

Plan Assets (millions)

	December 31,
	2010	2009

Change in plan assets:
Fair value of plan assets, beginning of year	$2,962	$2,348
Actual return on plan assets	266	636
Employer contributions	104	73
Benefits paid	(157)	(152)
Settlements	—	(29)
Plan participants contribution	4	4
Foreign currency exchange rates	(49)	82

Fair value of plan assets, end of year	$3,130	$2,962

As of December 31, 2010 and December 31, 2009, the funded status recognized in the consolidated balance sheet reflected a net liability position of $320 million and $450 million, respectively, primarily consisting of noncurrent liabilities of $381 million and $431 million, respectively. As of December 31, 2010 and December 31, 2009, amounts included in Accumulated other comprehensive income were $992 million and $1.078 billion, respectively, primarily consisting of net actuarial losses.

Certain defined benefit plans have projected benefit obligations and accumulated benefit obligations in excess of their plan assets. These plans are primarily unfunded. As of December 31, 2010 and December 31, 2009, the projected benefit obligations in excess of plan assets for unfunded plans were $411 million and $347 million, respectively, and the accumulated benefit obligations in excess of plan assets for unfunded plans were $404 million and $360 million, respectively. In addition, as of December 31, 2009, the projected benefit obligation for certain funded plans exceeded the fair value of their assets by $103 million.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of Net Periodic Benefit Costs from Continuing Operations (millions)

	December 31,
	2010	2009	2008

Service cost	$52	$78	$104
Interest cost	186	179	192
Expected return on plan assets	(230)	(173)	(247)
Amortization of prior service cost	—	—	5
Amortization of net loss	41	124	19
Settlements/curtailments	2	5	—

Net periodic benefit costs	$51	$213	$73

Certain domestic employees of the Company participate in multi-employer pension plans, not included in the net periodic costs above, for which the expense was $38 million in 2010, $38 million in 2009 and $35 million in 2008.

Assumptions

Weighted-average assumptions used to determine benefit obligations and net periodic benefit costs for the years ended December 31:

	Benefit Obligations			Net Periodic Benefit Costs
	2010	2009	2008	2010	2009	2008

Discount rate	5.55%	5.80%	6.17%	5.80%	6.17%	5.98%
Rate of compensation increase	4.76%	4.78%	4.57%	4.78%	4.57%	4.60%
Expected long-term return on plan assets	n/a	n/a	n/a	7.84%	7.76%	7.78%

The discount rates were determined by matching the plan’s liability cash flows to rates derived from high-quality corporate bonds available at the measurement date. A decrease in the discount rate of 25 basis points, from 5.80% to 5.55%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $15 million in 2010.

In developing the expected long-term rate of return on plan assets, the Company considered long-term historical rates of return, the Company’s plan asset allocations as well as the opinions and outlooks of investment professionals and consulting firms. A decrease in the expected long-term rate of return of 25 basis points, from 7.84% to 7.59%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $7 million in 2010.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Plan Assets

The following table sets forth by level, within the fair value hierarchy as described in Note 5, the assets held by the Company’s pension plans, including those assets related to The CW sub-plan as of December 31, 2010 and December 31, 2009 (millions):

	December 31, 2010				December 31, 2009
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$157	$—	$—	$157	$1	$48	$—	$49
Insurance contracts	—	43	—	43	—	47	—	47
Equity securities:
Domestic equities	333	—	—	333	1,067	—	—	1,067
International equities	199	—	—	199	290	—	—	290
Fixed income securities:
U.S. government and
agency securities	857	—	—	857	61	20	—	81
Municipal bonds	—	15	—	15	—	—	—	—
Investment grade
corporate bonds(a)	—	347	—	347	—	180	—	180
Non-investment grade
corporate bonds(a)	—	9	—	9	—	71	—	71
Other investments:
Pooled investments(b)	—	910	—	910	—	820	—	820
Commingled trust funds(c)	—	162	—	162	—	331	—	331
Hedge funds	—	—	121	121	—	—	100	100
Other(d)	3	2	12	17	2	2	52	56

Total(e)	$1,549	$1,488	$133	$3,170	$1,421	$1,519	$152	$3,092

(a)	Investment grade corporate bonds have an S&P rating of BBB- or higher and non-investment grade corporate bonds have an S&P rating of BB+ and below.
(b)	Pooled investments primarily consist of interests in unitized investments pools of which underlying securities primarily consist of equity and fixed income securities.
(c)	Commingled trust funds include $43 million and $116 million, respectively, as of December 31, 2010 and December 31, 2009 of collateral for securities on loan.
(d)	Other investments include limited partnerships, 103-12 investments, derivative contracts, exchange-traded funds and mutual funds.
(e)	At December 31, 2010 and December 31, 2009, total assets include $44 million and $116 million, respectively, of securities on loan.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below sets forth a summary of changes in the fair value of the pension plan’s Level 3 assets for the years ended December 31, 2010 and December 31, 2009 (millions):

	December 31, 2010			December 31, 2009
	Hedge Funds	Other	Total	Hedge Funds	Other	Total

Balance at beginning of period	$100	$52	$152	$17	$31	$48
Actual return on plan assets:
Relating to assets still held at
end of period	7	(21)	(14)	18	7	25
Relating to assets sold during
the period	6	8	14	—	1	1
Purchases, sales, issuances and settlements, net	8	(27)	(19)	65	13	78
Transfers in and/or out of Level 3	—	—	—	—	—	—

Balance at end of period	$121	$12	$133	$100	$52	$152

The Company primarily utilizes the market approach for determining recurring fair value measurements.

The Company’s investment policy is to achieve fully funded status in order to pay current and future participant benefits from plan assets, and to minimize the volatility of the plan’s funded status thereafter. The Company continuously monitors the performance of the overall pension assets portfolio, asset allocation policies, and the performance of the investment advisers and asset managers and makes adjustments and changes, as required. The Company does not manage any pension assets internally; however, the investment guidelines for the investment advisers and asset managers permit the use of index funds, futures, options, or other derivative hedging strategies as components of portfolio management strategies.

As a result of the recent plan amendments and a review of the plan asset allocations, the Company will transition its domestic asset allocation from its current target of 50% equity investments and 50% fixed income investments toward a target of 20% equity investments and 80% fixed income investments to more closely match the pension plan assets’ characteristics with those of the Company’s pension liabilities to minimize funded status volatility. The changes are consistent with the Company’s investment policy stated above and will be implemented as market conditions permit. Target asset allocations for international plans are reviewed periodically and as of December 31, 2010 are approximately 60% equity investments and 40% fixed income investments.

The Time Warner Pension Plan’s assets included no securities of Time Warner at both December 31, 2010 and December 31, 2009.

Expected cash flows

After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. At December 31, 2010, there were no minimum required contributions for the Company’s funded plans. The Company made discretionary cash contributions of $22 million to its funded defined benefit pension plans during the year ended December 31, 2010. For the Company’s unfunded plans, contributions will continue to be made to the extent benefits are paid.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows (millions):

	2011	2012	2013	2014	2015	2016-2020

Expected benefit payments	$160	170	179	184	190	1,039

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Defined Contribution Plans

Time Warner has certain domestic and international defined contribution plans, including savings and profit sharing plans, for which the expense amounted to $129 million in 2010, $103 million in 2009 and $105 million in 2008. The Company’s contributions to the savings plans are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

Other Postretirement Benefit Plans

Time Warner also sponsors several unfunded domestic postretirement benefit plans covering certain retirees and their dependents. For substantially all of Time Warner’s domestic postretirement benefit plans, the unfunded benefit obligation as of December 31, 2010 and December 31, 2009 was $158 million and $156 million, respectively, and the amount recognized in accumulated other comprehensive income was $19 million and $25 million, respectively. For the years ended December 31, 2010, 2009 and 2008, the net periodic benefit costs were $12 million, $13 million and $14 million, respectively.

14.	RESTRUCTURING COSTS

The Company’s restructuring costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring costs expensed as incurred by segment for the years ended December 31, 2010, 2009 and 2008 are as follows (millions):

	Years Ended December 31,
	2010	2009	2008

Networks	$6	$8	$(3)
Filmed Entertainment	30	105	142
Publishing	61	99	176
Corporate	—	—	12

Total restructuring costs	$97	$212	$327

	Years Ended December 31,
	2010	2009	2008

2010 restructuring activity	$56	$—	$—
2009 restructuring activity	26	198	—
2008 and prior restructuring activity	15	14	327

Restructuring costs	$97	$212	$327

2010 Restructuring Activity

For the year ended December 31, 2010, the Company incurred $56 million in restructuring costs primarily related to various employee terminations and other exit activities, including $11 million at the Filmed Entertainment segment, $39 million at the Publishing segment and $6 million at the Networks segment.

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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2010, the Company incurred $18 million at the Filmed Entertainment segment and $8 million at the Publishing segment related to 2009 restructuring initiatives as a result of changes in estimates of previously established restructuring accruals.

2008 and Prior Restructuring Activity

For the year ended December 31, 2008, the Company incurred $327 million in restructuring costs primarily related to various employee terminations and other exit activities, including $142 million at the Filmed Entertainment segment, $176 million at the Publishing segment and $12 million at Corporate. In addition, the Company also reversed a $3 million charge at the Networks segment as a result of changes in estimates of previously established restructuring accruals.

In addition, during the years ended December 31, 2010 and 2009, the Company incurred additional charges related to 2008 restructuring initiatives as a result of changes in estimates of previously established restructuring accruals. During the year ended December 31, 2010, the Company incurred $1 million at the Filmed Entertainment segment and $14 million at the Publishing segment. During the year ended December 31, 2009, the Company incurred $5 million at the Filmed Entertainment segment and $9 million at the Publishing segment.

Selected Information

Selected information relating to accrued restructuring costs is as follows (millions):

	Employee
	Terminations	Other Exit Costs	Total

Remaining liability as of December 31, 2007	$87	$—	$87
Net accruals	242	85	327
Noncash reductions(a)	(1)	—	(1)
Noncash charges(b)	—	(17)	(17)
Cash paid	(134)	(5)	(139)

Remaining liability as of December 31, 2008	194	63	257
Net accruals	127	85	212
Cash paid	(166)	(50)	(216)

Remaining liability as of December 31, 2009	155	98	253
Net accruals	63	34	97
Cash paid	(111)	(48)	(159)

Remaining liability as of December 31, 2010	$107	$84	$191

(a)	Noncash reductions relate to the settlement of certain employee-related liabilities with equity instruments.
(b)	Noncash charges relate to the write-down of certain assets, including fixed assets, prepaid marketing materials and certain contract terminations.

As of December 31, 2010, of the remaining liability of $191 million, $95 million was classified as a current liability in the consolidated balance sheet, with the remaining $96 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2017.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	SEGMENT INFORMATION

Time Warner classifies its operations into three reportable segments: Networks, consisting principally of cable television networks that provide programming; Filmed Entertainment, consisting principally of feature film, television, home video and interactive videogame production and distribution; and Publishing, consisting principally of magazine publishing.

Information as to the revenues, intersegment revenues, operating income (loss) and assets of Time Warner in each of its reportable segments is set forth below.

	Year Ended December 31, 2010
	Subscription	Advertising	Content	Other	Total
			(millions)

Revenues
Networks	$7,671	$3,736	$942	$131	$12,480
Filmed Entertainment	66	75	11,359	122	11,622
Publishing	1,291	1,935	68	381	3,675
Intersegment eliminations	—	(64)	(804)	(21)	(889)

Total revenues	$9,028	$5,682	$11,565	$613	$26,888

	Year Ended December 31, 2009
	Subscription	Advertising	Content	Other	Total
			(millions)

Revenues
Networks	$7,077	$3,272	$819	$85	$11,253
Filmed Entertainment	44	79	10,766	177	11,066
Publishing	1,324	1,878	73	461	3,736
Intersegment eliminations	—	(68)	(584)	(15)	(667)

Total revenues	$8,445	$5,161	$11,074	$708	$25,388

	Year Ended December 31, 2008
	Subscription	Advertising	Content	Other	Total
			(millions)

Revenues
Networks	$6,738	$3,359	$901	$60	$11,058
Filmed Entertainment	39	88	11,030	241	11,398
Publishing	1,523	2,419	63	603	4,608
Intersegment eliminations	—	(68)	(544)	(18)	(630)

Total revenues	$8,300	$5,798	$11,450	$886	$26,434

	Years Ended December 31,
	2010	2009	2008
		(millions)

Intersegment Revenues
Networks	$89	$89	$96
Filmed Entertainment	778	565	520
Publishing	22	13	14

Total intersegment revenues	$889	$667	$630

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
	2010	2009	2008
	(millions)

Operating Income (Loss)
Networks	$4,224	$3,470	$3,102
Filmed Entertainment	1,107	1,084	823
Publishing	515	246	(6,624)
Corporate	(374)	(365)	(380)
Intersegment eliminations	(44)	35	35

Total operating income (loss)	$5,428	$4,470	$(3,044)

	Depreciation and Amortization			Total Assets
	Year Ended December 31,			December 31,
	2010	2009	2008	2010	2009
		(millions)		(millions)

Depreciation and Amortization and Total Assets
Networks	$377	$372	$357	$37,596	$35,650
Filmed Entertainment	374	363	405	18,019	17,078
Publishing	149	173	208	6,209	6,404
Corporate	38	40	44	4,700	6,927

Total assets	$938	$948	$1,014	$66,524	$66,059

	Years Ended December 31,
	2010	2009	2008
		(millions)

Capital Expenditures
Networks	$291	$268	$349
Filmed Entertainment	272	187	228
Publishing	49	58	90
Corporate	19	34	15

Total capital expenditures	$631	$547	$682

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-lived hard assets located outside the United States, which represent approximately 1% of total assets at December 31, 2010, are not material. Revenues in different geographical areas are as follows:

	Years Ended December 31,
	2010	2009	2008
	(millions)

Revenues(a)
United States	$19,007	$18,113	$18,894
United Kingdom	1,387	1,495	1,809
Canada	731	646	597
Germany	656	643	564
France	519	580	540
Japan	509	471	440
Other international	4,079	3,440	3,590

Total revenues	$26,888	$25,388	$26,434

(a)	Revenues are attributed to countries based on location of customer.

16.	COMMITMENTS AND CONTINGENCIES

Commitments

Time Warner’s total net rent expense from continuing operations amounted to $398 million in 2010, $408 million in 2009 and $412 million in 2008. Included in such amounts was sublease income of $46 million for 2010, $52 million for 2009 and $59 million for 2008. The Company has long-term noncancelable lease commitments for office space, studio facilities and operating equipment in various locations around the world. The minimum rental commitments under noncancelable long-term operating leases during the next five years and thereafter are as follows (millions):

2011	$401
2012	372
2013	357
2014	333
2015	297
Thereafter	728

Total	$2,488

Additionally, as of December 31, 2010, the Company has future sublease income arrangements of $278 million, which are not included in the table above.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Time Warner also has commitments under certain programming, network licensing, artist, franchise and other agreements aggregating $25.961 billion at December 31, 2010, which are payable as follows (millions):

2011	$5,007
2012	3,541
2013	3,118
2014	2,622
2015	2,341
Thereafter	9,332

Total	$25,961

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

The following table summarizes the Company’s contingent commitments at December 31, 2010. For put/call options where payment obligations are outside the control of the Company, the timing of amounts presented in the table represents the earliest period in which payment could be made. For other contingent commitments, the timing of amounts presented in the table represents when the maximum contingent commitment will expire, but does not mean that the Company expects to incur an obligation to make any payments within that time period. In addition, amounts presented do not reflect the effects of any indemnification rights the Company might possess (millions).

Nature of Contingent Commitments	Total	2011	2012-2013	2014-2015	Thereafter

Guarantees(a)	$1,199	$81	$77	$80	$961
Letters of credit and other contingent commitments	1,154	114	490	309	241

Total contingent commitments	$2,353	$195	$567	$389	$1,202

(a)	Amounts primarily reflect the Six Flags Guarantee discussed below.

The following is a description of the Company’s contingent commitments at December 31, 2010:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by (a) entities formerly owned by the Company, including the arrangements described below, and (b) ventures in which the Company is or was a venture partner.

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (“Six Flags Georgia” and “Six Flags Texas,” respectively, and, collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of TWC in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including the following (the “Guaranteed Obligations”): (a) making a minimum annual distribution to such limited partners; (b) making a minimum amount of capital expenditures each year; (c) offering each year to purchase 5% of the limited partnership units of the Partnerships (plus any such units not purchased pursuant to such offer in any prior year; the estimated maximum amount for 2011 is approximately $334 million) based on a price determined as provided in the applicable agreement; (d) making annual ground lease payments; and (e) either (i) purchasing all of the outstanding limited

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

partnership units through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of each of the Partnerships in 2027 (Six Flags Georgia) and 2028 (Six Flags Texas) (the “End of Term Purchase”) or (ii) causing each of the Partnerships to have no indebtedness and to meet certain other financial tests as of the end of the term of the Partnerships. The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) of the agreements are approximately $1.1 billion (for a net present value of approximately $410 million). To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

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

On June 13, 2009, Six Flags and certain of its subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court in Delaware. On April 30, 2010, Six Flags’ plan of reorganization, which significantly reduced its debt, became effective and it emerged from bankruptcy. The Partnerships holding the Parks were not included in the debtors’ reorganization proceedings. Six Flags assumed the Subordinated Indemnity Agreement in the plan of reorganization. In connection with the plan of reorganization, on April 30, 2010, a Time Warner subsidiary (TW-SF LLC), as lender, entered into a 5-year $150 million multiple draw term facility with certain affiliates of the Partnerships, as borrowers, which can be used only to fund such affiliates’ annual obligations to purchase certain limited partnership units of the Partnerships. Any loan made under the facility will mature 5 years from its respective funding date. No loan was made under the facility in 2010. On December 3, 2010, the facility was amended in connection with Six Flags’ refinancing of its first lien credit facility and termination of its second lien term credit facility. TW-SF LLC agreed to waive the early termination of the facility as a result of the refinancing and agreed to amend the facility to provide for, among other things, the payment of a commitment fee to TW-SF LLC, an increase in the amount of permitted Six Flags first lien debt and the ability of certain of Six Flags’ subsidiaries, and of Six Flags, to make additional restricted payments to Six Flags and its shareholders, respectively. The facility will expire on April 30, 2015, unless it terminates earlier upon election by the borrowers or due to the acceleration or certain refinancings of Six Flags’ secured credit facility.

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under these Guaranteed Obligations and no liability for the arrangements has been recognized at December 31, 2010. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

AOL Revolving Facility and Credit Support Agreement

On December 9, 2009, AOL entered into a $250 million 364-day senior secured revolving credit facility (the “AOL Revolving Facility”) in connection with the separation of AOL, and Time Warner guaranteed AOL’s obligations under the AOL Revolving Facility. On September 30, 2010, AOL terminated the AOL Revolving Facility, which also terminated Time Warner’s guarantee obligations. Time Warner also agreed

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to continue to provide credit support for certain AOL lease and trade obligations, of which approximately $13 million remained as of February 16, 2011. Time Warner’s obligation to provide AOL with the credit support ends on the earlier of December 9, 2011 and 30 days after AOL completes certain specified financing activities.

•	Generally, letters of credit and surety bonds support performance and payments for a wide range of global contingent and firm obligations, including insurance, litigation appeals, import of finished goods, real estate leases and other operational needs. Other contingent commitments primarily include amounts payable representing contingent consideration on certain acquisitions, which if earned would require the Company to pay a portion or all of the contingent amount, and contingent payments for certain put/call arrangements, whereby payments could be made by the Company to acquire assets, such as a venture partner’s interest or a co-financing partner’s interest in one of the Company’s films.

Time Warner does not guarantee the debt of any of its investments accounted for using the equity method of accounting.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Because backlog generally relates to contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is principally dependent on the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Backlog was approximately $5.2 billion and $4.5 billion at December 31, 2010 and 2009, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment in the amount of $1.3 billion and $1.1 billion at December 31, 2010 and 2009, respectively. Backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of the advertising spots received under such contracts to third parties.

Contingencies

On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims and alleging “wasting” of the Superman property by DC Comics, and the Company has filed counterclaims. On March 26, 2008, the court entered an order of summary judgment finding, among other things, that plaintiffs’ notices of termination were valid and that plaintiffs had thereby recaptured, as of April 16, 1999, their rights to a one-half interest in the Superman story material, as first published, but that the accounting for profits would not include profits attributable to foreign exploitation, republication of pre-termination works and trademark exploitation. On October 6, 2008, the court dismissed plaintiffs’ Lanham Act and “wasting” claims with prejudice, and subsequently determined that the remaining claims in the case will be subject to phased non-jury trials. On July 8, 2009, the court issued a decision in the first phase trial in favor of the defendants on the issue of whether the terms of various license agreements between DC Comics and Warner Bros. Entertainment Inc. were at fair market value or constituted “sweetheart deals.” The parties are awaiting a new date for the commencement of the second phase trial.

On October 22, 2004, the same Siegel heirs filed a related lawsuit against the same defendants, as well as Warner Communications Inc. and Warner Bros. Television Production Inc. in the U.S. District Court for the Central District of California. Plaintiffs claim that Siegel was the sole creator of the character Superboy and, as such, DC

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comics has had no right to create new Superboy works since the alleged October 17, 2004 termination by plaintiffs of Siegel’s grants of rights to the Superboy character to DC Comics’ predecessor-in-interest. This lawsuit seeks a declaration regarding the validity of the alleged termination and an injunction against future use of the Superboy character. On March 23, 2006, the court granted plaintiffs’ motion for partial summary judgment on termination, denied the Company’s motion for summary judgment and held that further proceedings are necessary to determine whether the Company’s Smallville television series may infringe on plaintiffs’ rights to the Superboy character. On July 27, 2007, upon the Company’s motion for reconsideration, the court reversed the bulk of its March 23, 2006 ruling, and requested additional briefing on certain issues, on which a decision remains pending.

On May 14, 2010, DC Comics filed a related lawsuit in the U.S. District Court for the Central District of California against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls. The lawsuit asserts a claim for declaratory relief concerning the validity and scope of the copyright termination notice served by the Shuster heirs, which, together with the termination notices served by the Siegel heirs described above, purports to preclude DC Comics from creating new Superman and/or Superboy works for distribution and sale in the United States after October 26, 2013. The lawsuit also seeks declaratory relief with respect to, inter alia, the validity of various agreements between Mr. Toberoff, his companies and the Shuster and Siegel heirs, and asserts claims for intentional interference by Mr. Toberoff with DC Comics’ contracts and prospective economic advantage with the Shuster and Siegel heirs, for which DC Comics seeks monetary damages. On September 3, 2010, DC Comics filed an amended complaint and on September 20, 2010, defendants filed motions to strike certain causes of action and dismiss the amended complaint under California and federal laws.

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

On April 4, 2007, the National Labor Relations Board (“NLRB”) issued a complaint against CNN America Inc. (“CNN America”) and Team Video Services, LLC (“Team Video”). This administrative proceeding relates to CNN America’s December 2003 and January 2004 terminations of its contractual relationships with Team Video, under which Team Video had provided electronic newsgathering services in Washington, DC and New York, NY. The National Association of Broadcast Employees and Technicians, under which Team Video’s employees were unionized, initially filed charges of unfair labor practices with the NLRB in February 2004, alleging that CNN America and Team Video were joint employers, that CNN America was a successor employer to Team Video, and/or that CNN America discriminated in its hiring practices to avoid becoming a successor employer or due to specific individuals’ union affiliation or activities. The NLRB complaint seeks, among other things, the reinstatement of certain union members and monetary damages. On November 19, 2008, the presiding NLRB Administrative Law Judge issued a non-binding recommended decision, finding CNN America liable. On February 17, 2009, CNN America filed exceptions to this decision with the NLRB.

On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, “Anderson News”) filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time/Warner Retail Sales & Marketing, Inc. Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Plaintiffs are seeking unspecified monetary damages. On August 2, 2010, the court granted defendants’ motions to dismiss the complaint with prejudice, and on October 25, 2010, the court denied Anderson News’ motion for reconsideration of

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

that dismissal. On November 8, 2010, Anderson News filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit.

The Company intends to defend against or prosecute, as applicable, the lawsuits and proceedings described above vigorously, but is unable to predict the outcome of these matters or to reasonably estimate the possible loss or range of loss arising from the claims against the Company.

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

17.	RELATED PARTY TRANSACTIONS

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

Revenues from transactions with related parties were $360 million, $316 million and $404 million for the years ended December 31, 2010, 2009 and 2008, respectively. Expenses from transactions with related parties were $62 million, $54 million and $41 million for the years ended December 31, 2010, 2009 and 2008, respectively.

18.	ADDITIONAL FINANCIAL INFORMATION

Cash Flows

Additional financial information with respect to cash (payments) and receipts is as follows (millions):

	Years Ended December 31,
	2010	2009	2008

Cash payments made for interest	$(1,086)	$(1,125)	$(1,406)
Interest income received	26	43	65

Cash interest payments, net	$(1,060)	$(1,082)	$(1,341)

Cash payments made for income taxes	$(961)	$(1,150)	$(691)
Income tax refunds received	90	99	137
TWC and AOL tax sharing (payments) receipts, net(a)	(87)	241	342

Cash tax (payments) receipts, net	$(958)	$(810)	$(212)

(a)	Represents net amounts (paid) received from TWC and AOL in accordance with tax sharing agreements with TWC and AOL.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Expense, Net

Interest expense, net, consists of (millions):

	Years Ended December 31,
	2010	2009	2008

Interest income	$99	$138	$168
Interest expense	(1,277)	(1,304)	(1,528)

Total interest expense, net	$(1,178)	$(1,166)	$(1,360)

Other Income (Loss), Net

Other income (loss), net, consists of (millions):

	Years Ended December 31,
	2010	2009	2008

Investment gains (losses), net	$32	$(21)	$(60)
Premiums paid and transaction costs incurred in
connection with debt redemptions	(364)	—	—
Income (loss) on equity method investees	6	(32)	34
Other	(5)	(14)	33

Total other income (loss), net	$(331)	$(67)	$7

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of (millions):

	December 31,	December 31,
	2010	2009

Accounts payable	$846	$677
Accrued expenses	2,087	2,495
Participations payable	2,480	2,652
Programming costs payable	737	681
Accrued compensation	1,051	916
Accrued interest	284	257
Accrued income taxes	248	129

Total accounts payable and accrued liabilities	$7,733	$7,807

Other Noncurrent Liabilities

Other noncurrent liabilities consist of (millions):

	December 31,	December 31,
	2010	2009

Noncurrent tax and interest reserves	$2,397	$2,173
Participations payable	806	766
Programming costs payable	1,227	1,242
Noncurrent pension and post retirement liabilities	565	582
Deferred compensation	575	565
Other noncurrent liabilities	597	639

Total other noncurrent liabilities	$6,167	$5,967

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2010 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 130 herein.

TIME WARNER INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Time Warner Inc.

We have audited the accompanying consolidated balance sheets of Time Warner Inc. (“Time Warner”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and equity for each of the three years in the period ended December 31, 2010. Our audits also included the Supplementary Information and Financial Statement Schedule II listed in the index at Item 15(a). These financial statements, supplementary information and schedule are the responsibility of Time Warner’s management. Our responsibility is to express an opinion on these financial statements, supplementary information and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Supplementary Information and Financial Statement Schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the accompanying consolidated financial statements, on January 1, 2009 Time Warner retrospectively adopted accounting guidance for non-controlling interests, and accounting guidance which requires that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents be considered participating securities.

As discussed in Note 1 to the accompanying consolidated financial statements, on January 1, 2010 Time Warner retrospectively adopted the amendments to the accounting guidance pertaining to the accounting for transfers of financial assets and variable interest entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Time Warner’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion thereon.

Ernst & Young
/s/ Ernst & Young

New York, NY
February 18, 2011

TIME WARNER INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Time Warner Inc.

We have audited Time Warner Inc.’s (“Time Warner”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Time Warner’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Time Warner’s internal control over financial reporting based on our audit.

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

In our opinion, Time Warner maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Time Warner as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and equity for each of the three years in the period ended December 31, 2010 of Time Warner and our report dated February 18, 2011 expressed an unqualified opinion thereon.

Ernst & Young
/s/ Ernst & Young

New York, NY
February 18, 2011

TIME WARNER INC.
SELECTED FINANCIAL INFORMATION

The selected financial information set forth below for each of the three years in the period ended December 31, 2010 has been derived from and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for the years ended December 31, 2007 and December 31, 2006 has been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. Certain reclassifications have been made to conform to the 2010 presentation.

	Years Ended December 31,
	2010	2009(a)	2008(b)	2007(b)	2006 (b)
	(millions, except per share amounts)

Selected Operating Statement Information:
Total revenues	$26,888	$25,388	$26,434	$26,211	$24,886
Operating income (loss)	5,428	4,470	(3,044)	4,167	3,229
Net income (loss)	2,571	2,512	(14,649)	4,627	6,786
Amounts attributable to Time Warner Inc. shareholders:
Income (loss) from continuing operations	$2,578	$2,088	$(5,090)	$1,889	$2,718
Discontinued operations, net of tax	—	389	(8,308)	2,498	3,809
Cumulative effect of accounting change	—	—	—	—	25

Net income (loss)	$2,578	$2,477	$(13,398)	$4,387	$6,552

Per share information attributable to Time Warner Inc. common shareholders:
Basic income (loss) per common share from continuing operations	$2.27	$1.76	$(4.27)	$1.52	$1.95
Discontinued operations	—	0.32	(6.95)	2.02	2.73
Cumulative effect of accounting change	—	—	—	—	0.02

Basic net income (loss) per common share	$2.27	$2.08	$(11.22)	$3.54	$4.70
Diluted income (loss) per common share from continuing operations	$2.25	$1.75	$(4.27)	$1.51	$1.93
Discontinued operations	—	0.32	(6.95)	1.99	2.70
Cumulative effect of accounting change	—	—	—	—	0.02

Diluted net income (loss) per common share	$2.25	$2.07	$(11.22)	$3.50	$4.65
Average common shares:
Basic	1,128.4	1,184.0	1,194.2	1,239.6	1,394.2
Diluted	1,145.3	1,195.1	1,194.2	1,254.0	1,408.3

Selected Balance Sheet Information:
Cash and equivalents	$3,663	$4,733	$1,082	$1,133	$1,087
Total assets	66,524	66,059	114,477	134,825	133,716
Debt due within one year	26	57	2,041	51	24
Non-recourse debt	—	805	805	1,036	924
Long-term debt	16,523	15,346	19,855	23,402	20,400
Time Warner Inc. shareholders’ equity	32,940	33,396	42,292	58,536	60,389
Total capitalization at book value	49,489	49,604	64,993	83,025	81,737
Cash dividends declared per share of common stock	0.850	0.750	0.750	0.705	0.630

(a)	2008 includes a $7.139 billion noncash impairment to reduce the carrying value of goodwill and intangible assets at the Publishing segment.
(b)	Total assets, Time Warner Inc. shareholder’s equity and Total capitalization at book value for 2008, 2007 and 2006 include amounts related to discontinued operations, primarily related to TWC Inc and AOL Inc.

TIME WARNER INC.
QUARTERLY FINANCIAL INFORMATION
(Unaudited)

The following table sets forth the quarterly information for Time Warner:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share amounts)

2010
Total revenues	$6,322	$6,377	$6,377	$7,812
Operating income	1,463	1,194	1,347	1,424
Net income	725	560	520	766
Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$725	$562	$522	$769
Discontinued operations, net of tax	—	—	—	—

Net income	$725	$562	$522	$769

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$0.63	$0.49	$0.46	$0.69
Diluted income per common share from continuing operations	0.62	0.49	0.46	0.68
Net income per share — basic	0.63	0.49	0.46	0.69
Net income per share — diluted	0.62	0.49	0.46	0.68
Cash provided by operations from continuing operations	1,356	32	931	995
Common stock — high	31.56	33.88	32.89	32.51
Common stock — low	26.81	28.91	28.20	29.49
Cash dividends declared per share of common stock	0.2125	0.2125	0.2125	0.2125
2009
Total revenues	$5,996	$5,920	$6,262	$7,210
Operating income	1,024	1,001	1,240	1,205
Net income	688	529	663	632
Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$467	$430	$581	$610
Discontinued operations, net of tax	193	94	81	21

Net income	$660	$524	$662	$631

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$0.39	$0.36	$0.49	$0.52
Diluted income per common share from continuing operations	0.39	0.36	0.49	0.52
Net income per share — basic	0.55	0.44	0.56	0.54
Net income per share — diluted	0.55	0.43	0.55	0.53
Cash provided by operations from continuing operations	1,165	446	1,144	631
Common stock — high	32.94	26.49	30.14	32.82
Common stock — low	18.23	20.70	23.42	29.14
Cash dividends declared per share of common stock	0.1875	0.1875	0.1875	0.1875

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

Management believes that the allocations and adjustments noted above are reasonable. However, such allocations and adjustments may not be indicative of the actual amounts that would have been incurred had the Parent, Guarantor and Non-Guarantor entities operated independently.

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet
December 31, 2010
(millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and equivalents	$2,815	$256	$592	$—	$3,663
Receivables, net	26	639	5,748	—	6,413
Inventories	—	496	1,424	—	1,920
Deferred income taxes	581	583	507	(1,090)	581
Prepaid expenses and other current assets	126	80	355	—	561

Total current assets	3,548	2,054	8,626	(1,090)	13,138
Noncurrent inventories and film costs	—	1,643	4,443	(101)	5,985
Investments in amounts due to and from consolidated subsidiaries	44,677	21,709	11,381	(77,767)	—
Investments, including available-for-sale securities	101	383	1,903	(591)	1,796
Property, plant and equipment, net	346	448	3,080	—	3,874
Intangible assets subject to amortization, net	—	—	2,492	—	2,492
Intangible assets not subject to amortization	—	2,007	5,820	—	7,827
Goodwill	—	9,879	20,115	—	29,994
Other assets	228	142	1,048	—	1,418

Total assets	$48,900	$38,265	$58,908	$(79,549)	$66,524

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$676	$730	$6,401	$(74)	$7,733
Deferred revenue	—	19	882	(17)	884
Debt due within one year	—	9	17	—	26

Total current liabilities	676	758	7,300	(91)	8,643
Long-term debt	11,761	4,728	34	—	16,523
Due (to) from affiliates	(858)	—	858	—	—
Deferred income taxes	1,950	3,220	2,859	(6,079)	1,950
Deferred revenue	—	—	363	(67)	296
Other noncurrent liabilities	2,431	2,058	3,635	(1,957)	6,167
Equity
Due (to) from Time Warner and subsidiaries	—	(21,172)	(680)	21,852	—
Other shareholders’ equity	32,940	48,673	44,534	(93,207)	32,940

Total Time Warner Inc. shareholders’ equity	32,940	27,501	43,854	(71,355)	32,940
Noncontrolling interests	—	—	5	—	5

Total equity	32,940	27,501	43,859	(71,355)	32,945

Total liabilities and equity	$48,900	$38,265	$58,908	$(79,549)	$66,524

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet
December 31, 2009
(millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and equivalents	$3,863	$138	$732	$—	$4,733
Receivables, net	44	641	4,385	—	5,070
Securitized receivables	—	—	805	—	805
Inventories	—	506	1,263	—	1,769
Deferred income taxes	670	633	477	(1,110)	670
Prepaid expenses and other current assets	148	68	429	—	645

Total current assets	4,725	1,986	8,091	(1,110)	13,692
Noncurrent inventories and film costs	—	1,814	4,055	(115)	5,754
Investments in amounts due to and from consolidated subsidiaries	41,585	20,782	11,241	(73,608)	—
Investments, including available-for-sale securities	65	392	1,603	(518)	1,542
Property, plant and equipment, net	382	496	3,044	—	3,922
Intangible assets subject to amortization, net	—	1	2,675	—	2,676
Intangible assets not subject to amortization	—	2,007	5,727	—	7,734
Goodwill	—	9,879	19,760	—	29,639
Other assets	196	69	835	—	1,100

Total assets	$46,953	$37,426	$57,031	$(75,351)	$66,059

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$657	$1,164	$6,049	$(63)	$7,807
Deferred revenue	—	13	789	(21)	781
Debt due within one year	—	12	45	—	57
Non-recourse debt	—	—	805	—	805
Current liabilities of discontinued operations	23	—	—	—	23

Total current liabilities	680	1,189	7,688	(84)	9,473
Long-term debt	9,979	5,335	32	—	15,346
Due (to) from affiliates	(907)	—	907	—	—
Deferred income taxes	1,607	3,147	2,658	(5,805)	1,607
Deferred revenue	—	—	360	(91)	269
Other noncurrent liabilities	2,198	2,004	3,525	(1,760)	5,967
Equity
Due (to) from Time Warner and subsidiaries	—	(19,327)	1,461	17,866	—
Other shareholders’ equity	33,396	45,078	40,399	(85,477)	33,396

Total Time Warner Inc. shareholders’ equity	33,396	25,751	41,860	(67,611)	33,396
Noncontrolling interests	—	—	1	—	1

Total equity	33,396	25,751	41,861	(67,611)	33,397

Total liabilities and equity	$46,953	$37,426	$57,031	$(75,351)	$66,059

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations
For The Year Ended December 31, 2010
(millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$5,485	$21,914	$(511)	$26,888
Costs of revenues	—	(2,744)	(12,707)	428	(15,023)
Selling, general and administrative	(363)	(887)	(4,954)	78	(6,126)
Amortization of intangible assets	—	—	(264)	—	(264)
Restructuring costs	—	(1)	(96)	—	(97)
Asset impairments	—	—	(20)	—	(20)
Gain (loss) on operating assets	—	59	11	—	70

Operating income (loss)	(363)	1,912	3,884	(5)	5,428
Equity in pretax income (loss) of consolidated subsidiaries	5,296	3,876	1,362	(10,534)	—
Interest expense, net	(741)	(394)	(52)	9	(1,178)
Other loss, net	(273)	(97)	146	(107)	(331)

Income (loss) from continuing operations before income taxes	3,919	5,297	5,340	(10,637)	3,919
Income tax provision	(1,348)	(1,813)	(1,909)	3,722	(1,348)

Income (loss) from continuing operations	2,571	3,484	3,431	(6,915)	2,571
Discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	2,571	3,484	3,431	(6,915)	2,571
Less Net (income) loss attributable to noncontrolling interests	7	7	7	(14)	7

Net income (loss) attributable to Time Warner Inc. shareholders	$2,578	$3,491	$3,438	$(6,929)	$2,578

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations
For The Year Ended December 31, 2009
(millions)

			Non-		Time
	Parent	Guarantor	Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$5,132	$20,597	$(341)	$25,388
Costs of revenues	—	(2,558)	(12,006)	329	(14,235)
Selling, general and administrative	(345)	(845)	(4,890)	7	(6,073)
Amortization of intangible assets	—	—	(280)	—	(280)
Restructuring costs	—	(8)	(204)	—	(212)
Asset impairments	—	(2)	(83)	—	(85)
Gain (loss) on operating assets	—	—	(33)	—	(33)

Operating income (loss)	(345)	1,719	3,101	(5)	4,470
Equity in pretax income (loss) of consolidated subsidiaries	4,331	3,019	1,226	(8,576)	—
Interest expense, net	(738)	(434)	—	6	(1,166)
Other loss, net	(11)	(1)	32	(87)	(67)

Income (loss) from continuing operations before income taxes	3,237	4,303	4,359	(8,662)	3,237
Income tax provision	(1,153)	(1,498)	(1,571)	3,069	(1,153)

Income (loss) from continuing operations	2,084	2,805	2,788	(5,593)	2,084
Discontinued operations, net of tax	428	157	509	(666)	428

Net income (loss)	2,512	2,962	3,297	(6,259)	2,512
Less Net (income) loss attributable to noncontrolling interests	(35)	(21)	(49)	70	(35)

Net income (loss) attributable to Time Warner Inc. shareholders	$2,477	$2,941	$3,248	$(6,189)	$2,477

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations
For The Year Ended December 31, 2008
(millions)

			Non-		Time
	Parent	Guarantor	Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$5,049	$21,756	$(371)	$26,434
Costs of revenues	—	(2,637)	(12,642)	368	(14,911)
Selling, general and administrative	(343)	(1,097)	(5,241)	3	(6,678)
Amortization of intangible assets	—	(2)	(344)	—	(346)
Restructuring costs	(12)	3	(318)	—	(327)
Asset impairments	—	—	(7,213)	—	(7,213)
Gain (loss) on operating assets	—	—	(3)	—	(3)

Operating income (loss)	(355)	1,316	(4,005)	—	(3,044)
Equity in pretax income of consolidated subsidiaries	(3,163)	(3,599)	1,435	5,327	—
Interest expense, net	(920)	(939)	499	—	(1,360)
Other loss, net	41	48	(64)	(18)	7

Income (loss) from continuing operations before income taxes	(4,397)	(3,174)	(2,135)	5,309	(4,397)
Income tax provision	(693)	(1,150)	(1,433)	2,583	(693)

Income (loss) from continuing operations	(5,090)	(4,324)	(3,568)	7,892	(5,090)
Discontinued operations, net of tax	(9,559)	(8,136)	(9,525)	17,661	(9,559)

Net income (loss)	(14,649)	(12,460)	(13,093)	25,553	(14,649)
Less Net (income) loss attributable to noncontrolling interests	1,251	1,174	1,267	(2,441)	1,251

Net income (loss) attributable to Time Warner Inc. shareholders	$(13,398)	$(11,286)	$(11,826)	$23,112	$(13,398)

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows
For The Year Ended December 31, 2010
(millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATIONS
Net income (loss)	$2,571	$3,484	$3,431	$(6,915)	$2,571
Less Discontinued operations, net of tax	—	—	—	—	—

Net income (loss) from continuing operations	2,571	3,484	3,431	(6,915)	2,571
Adjustments for noncash and nonoperating items:
Depreciation and amortization	36	139	763	—	938
Amortization of film and television costs	—	2,174	4,483	6	6,663
Asset impairments	—	—	20	—	20
(Gain) loss on investments and other assets, net	(5)	—	(1)	—	(6)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash
distributions	(5,296)	(3,876)	(1,362)	10,534	—
Equity in losses of investee companies, net of cash distributions	(3)	19	22	—	38
Equity-based compensation	38	46	115	—	199
Deferred income taxes	89	19	13	(32)	89
Changes in operating assets and liabilities, net of acquisitions:	777	(1,003)	(3,376)	(3,596)	(7,198)
Intercompany	—	1,636	(1,636)	—	—

Cash provided by operations from continuing operations	(1,793)	2,638	2,472	(3)	3,314

INVESTING ACTIVITIES
Investments in available-for-sale securities	(15)	—	(1)	—	(16)
Investments and acquisitions, net of cash acquired	3	(290)	(632)	—	(919)
Capital expenditures	(19)	(109)	(503)	—	(631)
Advances to (from) parent and consolidated subsidiaries	2,047	367	—	(2,414)	—
Other investment proceeds	61	29	40	—	130

Cash provided (used) by investing activities from continuing operations	2,077	(3)	(1,096)	(2,414)	(1,436)

FINANCING ACTIVITIES
Borrowings	5,139	—	104	—	5,243
Debt repayments	(3,363)	(568)	(979)	—	(4,910)
Proceeds from exercise of stock options	121	—	—	—	121
Excess tax benefit on stock options	7	—	—	—	7
Principal payments on capital leases	—	(11)	(3)	—	(14)
Repurchases of common stock	(2,016)	—	—	—	(2,016)
Dividends paid	(971)	—	—	—	(971)
Other financing activities	(225)	(94)	(65)	—	(384)
Change in due to/from parent and investment in segment	—	(1,844)	(573)	2,417	—

Cash used by financing activities from continuing operations	(1,308)	(2,517)	(1,516)	2,417	(2,924)

Cash provided (used) by continuing operations	(1,024)	118	(140)	—	(1,046)

Cash provided (used) by operations from discontinued operations	(24)	—	—	—	(24)
Cash used by investing activities from discontinued operations	—	—	—	—	—
Cash provided (used) by financing activities from discontinued operations	—	—	—	—	—
Effect of change in cash and equivalents of discontinued
operations	—	—	—	—	—

Cash provided (used) by discontinued operations	(24)	—	—	—	(24)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,048)	118	(140)	—	(1,070)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,863	138	732	—	4,733

CASH AND EQUIVALENTS AT END OF PERIOD	$2,815	$256	$592	$—	$3,663

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows
For The Year Ended December 31, 2009
(millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATIONS
Net income (loss)	$2,512	$2,962	$3,297	$(6,259)	$2,512
Less Discontinued operations, net of tax	428	157	509	(666)	428

Net income (loss) from continuing operations	2,084	2,805	2,788	(5,593)	2,084
Adjustments for noncash and nonoperating items:
Depreciation and amortization	40	127	781	—	948
Amortization of film and television costs	—	2,032	4,366	5	6,403
Asset impairments	—	2	83	—	85
(Gain) loss on investments and other assets, net	9	3	37	—	49
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(4,331)	(3,019)	(1,226)	8,576	—
Equity in losses of investee companies, net of cash distributions	—	(6)	80	—	74
Equity-based compensation	34	45	96	—	175
Deferred income taxes	346	376	357	(733)	346
Changes in operating assets and liabilities, net of acquisitions:	826	(731)	(4,613)	(2,260)	(6,778)
Intercompany	—	1,742	(1,742)	—	—

Cash provided by operations from continuing operations	(992)	3,376	1,007	(5)	3,386

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	—	(2)	—	(4)
Investments and acquisitions, net of cash acquired	(322)	(5)	(418)	—	(745)
Capital expenditures	(33)	(125)	(389)	—	(547)
Investment proceeds from available-for-sale securities	3	—	47	—	50
Proceeds from the Special Dividend paid by Time Warner
Cable Inc.	9,253	—	—	—	9,253
Advances to (from) parent and consolidated subsidiaries	3,968	788	—	(4,756)	—
Other investment proceeds	64	35	82	—	181

Cash provided (used) by investing activities from
continuing operations	12,931	693	(680)	(4,756)	8,188

FINANCING ACTIVITIES
Borrowings	3,493	—	90	—	3,583
Debt repayments	(9,983)	—	(67)	—	(10,050)
Proceeds from exercise of stock options	56	—	—	—	56
Excess tax benefit on stock options	1	—	—	—	1
Principal payments on capital leases	—	(14)	(4)	—	(18)
Repurchases of common stock	(1,158)	—	—	—	(1,158)
Dividends paid	(897)	—	—	—	(897)
Other financing activities	(57)	—	—	—	(57)
Change in due to/from parent and investment in segment	—	(4,020)	(741)	4,761	—

Cash used by financing activities from continuing operations	(8,545)	(4,034)	(722)	4,761	(8,540)

Cash provided (used) by continuing operations	3,394	35	(395)	—	3,034

Cash provided (used) by operations from discontinued operations	—	—	1,324	—	1,324
Cash used by investing activities from discontinued operations	—	—	(763)	—	(763)
Cash provided (used) by financing activities from discontinued operations	—	—	(5,255)	—	(5,255)
Effect of change in cash and equivalents of discontinued operations	—	—	5,311	—	5,311

Cash provided (used) by discontinued operations	—	—	617	—	617

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,394	35	222	—	3,651
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	469	103	510	—	1,082

CASH AND EQUIVALENTS AT END OF PERIOD	$3,863	$138	$732	$—	$4,733

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows
For The Year Ended December 31, 2008
(millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATIONS
Net income	$(14,649)	$(12,460)	$(13,093)	$25,553	$(14,649)
Less Discontinued operations, net of tax	(9,559)	(8,136)	(9,525)	17,661	(9,559)

Net income from continuing operations	(5,090)	(4,324)	(3,568)	7,892	(5,090)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	43	117	854	—	1,014
Amortization of film and television costs	—	2,072	3,754	—	5,826
Asset impairments	—	—	7,213	—	7,213
Gain on investments and other assets, net	(14)	3	63	—	52
Deficiency of distributions over equity in pretax income of consolidated subsidiaries, net of cash
distributions	3,163	3,599	(1,435)	(5,327)	—
Equity in (income) losses of investee companies, net of
cash distributions	—	(41)	62	—	21
Equity-based compensation	44	43	105	—	192
Deferred income taxes	410	247	121	(368)	410
Changes in operating assets and liabilities, net of acquisitions	79	(1,362)	(1,871)	(2,192)	(5,346)
Intercompany	—	1,599	(1,599)	—	—

Cash provided (used) by operations from continuing operations	(1,365)	1,953	3,699	5	4,292

INVESTING ACTIVITIES
Investments in available-for-sale securities	(9)	—	(10)	—	(19)
Investments and acquisitions, net of cash acquired	(98)	(16)	(615)	—	(729)
Capital expenditures and product development costs	(15)	(145)	(522)	—	(682)
Investment proceeds from available-for-sale securities	10	—	3	—	13
Advances to parent and consolidated subsidiaries	3,072	2,988	1,256	(7,316)	—
Other investment proceeds	21	41	69	—	131

Cash provided (used) by investing activities from
continuing operations	2,981	2,868	181	(7,316)	(1,286)

FINANCING ACTIVITIES
Borrowings	33,170	—	22	—	33,192
Debt repayments	(34,539)	(166)	(266)	—	(34,971)
Proceeds from exercise of stock options	134	—	—	—	134
Excess tax benefit on stock options	3	—	—	—	3
Principal payments on capital leases	—	(5)	(12)	—	(17)
Repurchases of common stock	(332)	—	—	—	(332)
Dividends paid	(901)	—	—	—	(901)
Other financing activities	(3)	—	—	—	(3)
Change in due to/from parent and investment in segment	735	(4,600)	(3,446)	7,311	—

Cash used by financing activities from continuing operations	(1,733)	(4,771)	(3,702)	7,311	(2,895)

Cash provided (used) by continuing operations	(117)	50	178	—	111

Cash used by operations from discontinued operations	—	—	6,268	—	6,268
Cash used by investing activities from discontinued operations	—	—	(5,213)	—	(5,213)
Cash provided by financing activities from discontinued
operations	—	—	3,983	—	3,983
Effect of change in cash and equivalents of discontinued operations	—	—	(5,200)	—	(5,200)

Cash provided by discontinued operations	—	—	(162)	—	(162)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(117)	50	16	—	(51)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	586	53	494	—	1,133

CASH AND EQUIVALENTS AT END OF PERIOD	$469	$103	$510	$—	$1,082

TIME WARNER INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2010, 2009 and 2008
(millions)

	Balance at	Additions Charged		Balance at
	Beginning of	to Costs		End of
Description	Period	and Expenses	Deductions	Period

2010
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$367	$42	$(85)	$324
Reserves for sales returns and allowances	1,880	2,792	(2,835)	1,837

Total	$2,247	$2,834	$(2,920)	$2,161

2009
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$435	$84	$(152)	$367
Reserves for sales returns and allowances	1,791	2,673	(2,584)	1,880

Total	$2,226	$2,757	$(2,736)	$2,247

2008
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$423	$117	$(105)	$435
Reserves for sales returns and allowances	1,869	3,017	(3,095)	1,791

Total	$2,292	$3,134	$(3,200)	$2,226

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page Number

2.1	Separation and Distribution Agreement by and between the Registrant and AOL Inc. (“AOL Inc.”), dated November 16, 2009 (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 16, 2009 (the “November 2009 Form 8-K”)).	*
2.2	Separation Agreement, dated as of May 20, 2008, among the Registrant, Time Warner Cable Inc. (“Time Warner Cable”), Time Warner Entertainment Company, L.P. (“TWE”), TW NY Cable Holding Inc., Warner Communications Inc. (“WCI”), Historic TW Inc. (“Historic TW”) and American Television and Communications Corporation (“ATC”) (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2008 (the “May 2008 Form 8-K”)).	*
3.1	Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on July 27, 2007 (incorporated herein by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).	*
3.2	Certificate of Amendment, dated June 4, 2008, to the Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on June 4, 2008 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 4, 2008).	*
3.3	Certificate of Amendment, dated March 27, 2009, to the Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on March 27, 2009 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2009).	*
3.4	By-laws of the Registrant, as amended through May 21, 2010 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 21, 2010 (the “May 2010 Form 8-K”)).	*
4.1	Form of 1993 TBS Indenture (incorporated herein by reference to Exhibit 4(a) to Turner Broadcasting System, Inc.’s (“TBS”) Registration Statement of Form S-3 (Registration No. 33-62218) filed with the Securities and Exchange Commission (the “Commission”) on May 6, 1993).	*
4.2	First Supplemental Indenture to 1993 TBS Indenture, dated October 10, 1996 (incorporated herein by reference to Exhibit 4.25 to the Registrant’s Registration Statement on Form S-3 (Registration 333-158419) filed with the Commission on April 6, 2009 (the “April 2009 Form S-3”)).	*
4.3	Second Supplemental Indenture to 1993 TBS Indenture, dated December 5, 1997 (incorporated herein by reference to Exhibit 4.26 to the April 2009 Form S-3).	*
4.4	Third Supplemental Indenture to 1993 TBS Indenture, dated March 17, 1998 (incorporated herein by reference to Exhibit 4.27 to the April 2009 Form S-3).	*
4.5	Fourth Supplemental Indenture to 1993 TBS Indenture, dated January 11, 2001 (incorporated herein by reference to Exhibit 4.28 to the April 2009 Form S-3).	*
4.6	Fifth Supplemental Indenture to 1993 TBS Indenture (incorporated herein by reference to Exhibit 99.3 to Time Warner’s Current Report on Form 8-K filed with the Commission on February 27, 2009).	*
4.7	Sixth Supplemental Indenture to the 1993 TBS Indenture, dated April 16, 2009 (incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated April 16, 2009 (the “April 2009 Form 8-K”)).	*
4.8	Seventh Supplemental Indenture to the 1993 TBS Indenture, dated as of December 3, 2009 (incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated December 3, 2009 (the “December 2009 Form 8-K”)).	*

i

4.9	Indenture dated as of June 1, 1998 among Historic TW (including in its capacity as successor to Time Warner Companies, Inc. (“TWCI”)), TBS and The Bank of New York Mellon (as successor trustee to JPMorgan Chase Bank) (“BNY Mellon”), as Trustee (incorporated herein by reference to Exhibit 4 to Historic TW’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12259)).	*
4.10	First Supplemental Indenture dated as of January 11, 2001 among the Registrant, Historic TW (including in its capacity as successor to TWCI), Historic AOL LLC (“Historic AOL”), TBS, BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Transition Report on Form 10-K for the period July 1, 2000 to December 31, 2000 (the “2000 Form 10-K”)).	*
4.11	Second Supplemental Indenture, dated as of April 16, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.2 to the April 2009 Form 8-K).	*
4.12	Third Supplemental Indenture, dated as of December 3, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS, Home Box Office, Inc. (“HBO”) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.2 to the December 2009 Form 8-K).	*
4.13	Indenture dated as of October 15, 1992, as amended by the First Supplemental Indenture dated as of December 15, 1992, as supplemented by the Second Supplemental Indenture dated as of January 15, 1993, between Historic TW (in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.10 to TWCI’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-8637) (the “TWCI 1992 Form 10-K”)).	*
4.14	Third Supplemental Indenture dated as of October 10, 1996 among Historic TW (including in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.2 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8637) (the “TWCI September 1996 Form 10-Q”)).	*
4.15	Fourth Supplemental Indenture dated as of January 11, 2001, among the Registrant, Historic TW (including in its capacity as successor to TWCI), Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).	*
4.16	Fifth Supplemental Indenture, dated as of February 23, 2009 among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2009 (the “February 2009 Form 8-K”)).	*
4.17	Sixth Supplemental Indenture, dated as of April 16, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.4 to the April 2009 Form 8-K).	*
4.18	Seventh Supplemental Indenture, dated as of December 3, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS, HBO and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.4 to the December 2009 Form 8-K).	*
4.19	Indenture dated as of January 15, 1993 between Historic TW (in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.11 to the TWCI 1992 Form 10-K).	*
4.20	First Supplemental Indenture dated as of June 15, 1993 between Historic TW (in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8637)).	*
4.21	Second Supplemental Indenture dated as of October 10, 1996 among Historic TW (including in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.1 to the TWCI September 1996 Form 10-Q).	*

4.22	Third Supplemental Indenture dated as of December 31, 1996 among Historic TW (including in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.10 to Historic TW’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12259) (the “Historic TW 1996 Form 10-K”)).	*
4.23	Fourth Supplemental Indenture dated as of December 17, 1997 among Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.4 to Historic TW’s, TWCI’s and TBS’s Registration Statement on Form S-4 (Registration Nos. 333-45703, 333-45703-02 and 333-45703-01) filed with the Commission on February 5, 1998 (the “1998 Form S-4”)).	*
4.24	Fifth Supplemental Indenture dated as of January 12, 1998 among Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.5 to the 1998 Form S-4).	*
4.25	Sixth Supplemental Indenture dated as of March 17, 1998 among Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.15 to Historic TW’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12259) (the “Historic TW 1997 Form 10-K”)).	*
4.26	Seventh Supplemental Indenture dated as of January 11, 2001 among the Registrant, Historic TW (including in its capacity as successor to TWCI), Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.17 to the 2000 Form 10-K).	*
4.27	Eighth Supplemental Indenture dated as of February 23, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.2 to the February 2009 Form 8-K).	*
4.28	Ninth Supplemental Indenture, dated as of April 16, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.3 to the April 2009 Form 8-K).	*
4.29	Tenth Supplemental Indenture, dated as of December 3, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS, HBO and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.3 to the December 2009 Form 8-K).	*
4.30	Trust Agreement dated as of April 1, 1998 (the “Historic TW Trust Agreement”) among Historic TW, as Grantor, and U.S. Trust Company of California, N.A., as Trustee (“US Trust Company”) (incorporated herein by reference to Exhibit 4.16 to the Historic TW 1997 Form 10-K). (WCI and Time Inc., as grantors, have entered into Trust Agreements dated March 31, 2003 and April 1, 1998, respectively, with US Trust Company that are substantially identical in all material respects to the Historic TW Trust Agreement.)	*
4.31	Indenture dated as of April 19, 2001 among the Registrant, Historic AOL, Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).	*
4.32	First Supplemental Indenture, dated as of April 16, 2009, among the Registrant, Historic AOL, Historic TW (including in its capacity as successor to TWCI), TBS, and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.1 to the April 2009 Form 8-K).	*
4.33	Second Supplemental Indenture, dated as of December 3, 2009, among the Registrant, Historic TW (including in its capacity as successor to TWCI), Historic AOL, TBS, HBO, and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.1 to the December 2009 Form 8-K).	*
4.34	Indenture dated as of November 13, 2006 among the Registrant, TW AOL Holdings LLC (in its capacity as successor to TW AOL Holdings Inc.), Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).	*

4.35	Indenture dated as of March 11, 2010 among the Registrant, Historic TW, HBO, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “March 2010 Form 10-Q”)).	*
10.1	AOL Time Warner Inc. 1994 Stock Option Plan, as amended through October 25, 2007 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “September 2007 Form 10-Q”).	* +
10.2	Amendment to the AOL Time Warner Inc. 1994 Stock Option Plan, dated September 10, 2008 and effective October 1, 2008 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “September 2008 Form 10-Q”).	* +
10.3	Time Warner Inc. 1999 Stock Plan, as amended through March 27, 2009 (the “1999 Stock Plan”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “March 2009 Form 10-Q”)).	* +
10.4	Form of Non-Qualified Stock Option Agreement, Directors Version 4 (for awards of stock options to non-employee directors under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated January 21, 2005 (the “January 2005 Form 8-K”)).	* +
10.5	Form of Non-Qualified Stock Option Agreement, Directors Version 5 (for awards of stock options to non-employee directors under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).	* +
10.6	Time Warner Inc. 2003 Stock Incentive Plan, as amended through October 25, 2007 (the “2003 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.2 to the September 2007 Form 10-Q).	* +
10.7	Amendment to the 2003 Stock Incentive Plan, dated September 10, 2008 and effective October 1, 2008 (incorporated herein by reference to Exhibit 10.6 to the September 2008 Form 10-Q).	* +
10.8	Form of Notice of Grant of Stock Options (for awards of stock options under the 2003 Stock Incentive Plan and the 1999 Stock Plan (incorporated herein by reference to Exhibit 10.12 to the January 2005 Form 8-K).	* +
10.9	Form of Non-Qualified Stock Option Agreement, Share Retention, Version 2 (for awards of stock options to executive officers of the Registrant under the 2003 Stock Incentive Plan and the Time Warner Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.13 to the January 2005 Form 8-K).	* +
10.10	Form of Non-Qualified Stock Option Agreement, Share Retention, Version 3 (for award of 950,000 stock options to Jeffrey Bewkes under the 2003 Stock Incentive Plan on December 17, 2007) (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”)).	* +
10.11	Form of Notice of Grant of Restricted Stock Units (for awards of restricted stock units under the 1999 Stock Plan and the 2003 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.16 to the January 2005 Form 8-K).	* +
10.12	Form of Restricted Stock Units Agreement (for awards of restricted stock units under the 2003 Stock Incentive Plan), for use after October 24, 2007 (incorporated herein by reference to Exhibit 10.6 to the September 2007 Form 10-Q).	* +
10.13	2006 Stock Incentive Plan, as amended through December 16, 2009 (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).	* +
10.14	Form of Non-Qualified Stock Option Agreement, Directors Version 8 (DIR8) (for awards of stock options to non-employee directors under the 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “September 2009 Form 10-Q”)).	* +

10.15	Form of Notice of Grant of Stock Options to Non-Employee Director (for awards of stock options to non-employee directors under the 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the September 2009 Form 10-Q).	* +
10.16	Form of Notice of Grant of Restricted Stock Units to Non-Employee Director (for awards of restricted stock units under the 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”)).	* +
10.17	Form of Restricted Stock Units Agreement, RSU Director Agreement, Version 1 (for awards of restricted stock units to non-employee directors under the 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.32 to the 2008 Form 10-K).	* +
10.18	Form of Notice of Grant of Performance Stock Units (for award of 250,000 performance stock units to Jeffrey Bewkes under the 2006 Stock Incentive Plan on January 1, 2008) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “March 2008 Form 10-Q”)).	* +
10.19	Form of Performance Stock Units Agreement (PSU Agreement, Version 2 for award of 250,000 performance stock units to Jeffrey Bewkes under the 2006 Stock Incentive Plan on January 1, 2008) (incorporated herein by reference to Exhibit 10.2 to the March 2008 Form 10-Q).	* +
10.20	Form of Notice of Grant of Performance Stock Units (for use with PSU Agreement, Version 3 for awards of performance stock units under the 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.37 to the 2008 Form 10-K).	* +
10.21	Form of Performance Stock Units Agreement (PSU Agreement, Version 3) (incorporated herein by reference to Exhibit 10.38 to the 2008 Form 10-K).	* +
10.22	Form of Performance Stock Units Agreement (PSU Agreement, Version 4) (incorporated herein by reference to Exhibit 10.37 to the 2009 Form 10-K).	* +
10.23	Form of Performance Stock Units Agreement (PSU Agreement, Version Bewkes 3) (incorporated herein by reference to Exhibit 10.3 to the March 2009 Form 10-Q).	* +
10.24	Form of Performance Stock Units Agreement (PSU Agreement, Version Bewkes 4) (incorporated herein by reference to Exhibit 10.39 to the 2009 Form 10-K).	* +
10.25	Time Warner Inc. 2010 Stock Incentive Plan (the “2010 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.1 to the May 2010 Form 8-K).	* +
10.26	Form of Restricted Stock Units Agreement, RSU Standard Agreement, Version 1 (for awards of restricted stock units under the 2010 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the “September 2010 Form 10-Q”)).	* +
10.27	Form of Non-Qualified Stock Option Agreement, Share Retention, Version 1 (for awards of stock options to executive officers of the Registrant under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.3 to the September 2010 Form 10-Q).	* +
10.28	Form of Performance Stock Units Agreement, PSU Agreement, Version 1 (for awards of performance stock units under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.4 to the September 2010 Form 10-Q).	* +
10.29	Form of Performance Stock Units Agreement, PSU Agreement, Version Bewkes 1 (for awards of performance stock units to Jeffrey Bewkes under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.5 to the September 2010 Form 10-Q).	* +
10.30	Form of Non-Qualified Stock Option Agreement, Directors Version 1 (for awards of stock options to non-employee directors under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.6 to the September 2010 Form 10-Q).	* +
10.31	Form of Notice of Grant of Stock Options to Non-Employee Director (for awards of stock options to non-employee directors under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.7 to the September 2010 Form 10-Q).	* +
10.32	Form of Restricted Stock Units Agreement, RSU Director Agreement, Version 1 (for awards of restricted stock units to non-employee directors under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.8 to the September 2010 Form 10-Q).	* +

v

10.33	Form of Notice of Grant of Restricted Stock Units to Non-Employee Director (for awards of restricted stock units to non-employee directors under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.9 to the September 2010 Form 10-Q).	* +
10.34	Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, as amended through October 25, 2007 (the “Directors’ Restricted Stock Plan”) (incorporated herein by reference to Exhibit 10.5 to the September 2007 Form 10-Q).	* +
10.35	Form of Restricted Stock Units Agreement (for awards of restricted stock units under the Directors’ Restricted Stock Plan) (incorporated herein by reference to Exhibit 10.3 to the January 2005 Form 8-K).	* +
10.36	Deferred Compensation Plan for Directors of Time Warner, as amended through November 18, 1993 (incorporated herein by reference to Exhibit 10.9 to TWCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-8637)).	* +
10.37	Time Warner Inc. Non-Employee Directors’ Deferred Compensation Plan, as amended October 25, 2007, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.8 to the September 2007 Form 10-Q).	* +
10.38	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders).	* +
10.39	Time Warner Retirement Plan for Outside Directors, as amended through May 16, 1996 (incorporated herein by reference to Exhibit 10.9 to the Historic TW 1996 Form 10-K).	* +
10.40	Time Warner Inc. Annual Incentive Plan for Executive Officers (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 28, 2009).	* +
10.41	Time Warner Inc. Deferred Compensation Plan (amended and restated as of January 1, 2005) (incorporated herein by reference to Exhibit 10.7 to the September 2007 Form 10-Q).	* +
10.42	Amendment No. 1 to the Time Warner Inc. Deferred Compensation Plan (amended and restated as of January 1, 2005) (incorporated herein by reference to Exhibit 10.47 to the 2008 Form 10-K).	* +
10.43	Time Warner Supplemental Savings Plan.	+
10.44	Time Warner Excess Benefit Pension Plan (as amended through July 28, 2010) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).	* +
10.45	Amended and Restated Employment Agreement made December 11, 2007, effective as of January 1, 2008, between the Registrant and Jeffrey Bewkes (incorporated herein by reference to Exhibit 10.34 to the 2007 Form 10-K).	* +
10.46	Amended and Restated Employment Amendment, made August 30, 2010, effective as of July 1, 2010, between the Registrant and Paul T. Cappuccio (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2010).	* +
10.47	Employment Agreement made November 3, 2008, effective as of July 1, 2008, between the Registrant and Patricia Fili-Krushel (incorporated herein by reference to Exhibit 10.9 to the September 2008 Form 10-Q).	* +
10.48	Separation Agreement dated December 17, 2010 between the Registrant and Patricia Fili-Krushel.	+
10.49	Amended and Restated Employment Agreement made April 29, 2010, effective as of January 1, 2010, between the Registrant and John Martin (incorporated herein by reference to Exhibit 10.1 to the March 2010 Form 10-Q).	* +
10.50	Employment Agreement made August 1, 2008, effective as of August 1, 2008, between the Registrant and Olaf Olafsson (incorporated herein by reference to Exhibit 10.54 to the 2009 Form 10-K).	* +
10.51	Employment Agreement made February 17, 2010, effective as of April 1, 2010 between the Registrant and Gary Ginsberg.	+

10.52	Credit Agreement, dated as of January 19, 2011, among the Registrant and Time Warner International Finance Limited, as Borrowers, the Lenders from time to time party thereto and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated January 19, 2011).	*
10.53	Form of Commercial Paper Dealer Agreement 4(2) Program among the Registrant, as Issuer, Historic TW, as Note Guarantor, HBO and TBS, as Supplemental Guarantors, and Dealer.
10.54	Second Amended and Restated Tax Matters Agreement, dated as of May 20, 2008, between the Registrant and Time Warner Cable Inc. (incorporated herein by reference to Exhibit 99.2 to the May 2008 Form 8-K).	*
10.55	Second Tax Matters Agreement, dated as of November 16, 2009, by and between the Registrant and AOL Inc. (incorporated herein by reference to Exhibit 99.2 to the November 2009 Form 8-K).	*
10.56	Employee Matters Agreement, dated as of November 16, 2009, by and among the Registrant, AOL LLC and AOL (incorporated herein by reference to Exhibit 99.3 to the November 2009 Form 8-K).	*
10.57	Reimbursement Agreement, dated as of March 31, 2003, by and among Time Warner Cable, the Registrant, WCI, ATC and TWE (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated March 28, 2003).	*
10.58	Amendment No. 1 to Reimbursement Agreement made by and among Time Warner Cable and the Registrant, dated as of May 20, 2008 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).	*
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.	†
101	The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in extensible Business Reporting Language (XBRL):
	(i) Consolidated Balance Sheet at December 31, 2010 and 2009, (ii) Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statement of Equity for the years ended December 31, 2010, 2009 and 2008, (v) Notes to Consolidated Financial Statements and (vi) Supplementary Information — Condensed Consolidating Financial Statements.	†

*	Incorporated by reference.

+	This exhibit is a management contract or compensation plan or arrangement.

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities and Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

The Registrant hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.