Form 10-Q
period 2011-03-31
TIME WARNER INC.
filed 2011-05-04
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2011 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Description of Class	as of April 26, 2011
Common Stock – $.01 par value	1,070,820,677

TIME WARNER INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page
PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Results of Operations and Financial Condition	1
Item 4. Controls and Procedures	15
Consolidated Balance Sheet at March 31, 2011 and December 31, 2010	16
Consolidated Statement of Operations for the Three Months Ended March 31, 2011 and 2010	17
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2011 and 2010	18
Consolidated Statement of Equity for the Three Months Ended March 31, 2011 and 2010	19
Notes to Consolidated Financial Statements	20
Supplementary Information	33

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6. Exhibits	40
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

•
Results of operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2011. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of significant transactions and events that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2011 and cash flows for the three months ended March 31, 2011.

•
Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
OVERVIEW
     Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, CNN, HBO, Cinemax, Warner Bros., New Line Cinema, People, Sports Illustrated and Time. During the three months ended March 31, 2011, the Company generated revenues of $6.683 billion (up 6% from $6.322 billion in 2010), Operating Income of $1.270 billion (down 13% from $1.463 billion in 2010), Net Income attributable to Time Warner shareholders of $653 million (down 10% from $725 million in 2010) and Cash Provided by Operations from Continuing Operations of $825 million (down 39% from $1.356 billion in 2010).
Time Warner Businesses
     Time Warner classifies its operations into three reportable segments: Networks, Filmed Entertainment and Publishing. For additional information regarding Time Warner’s business segments, refer to Note 11, “Segment Information,” in the accompanying consolidated financial statements.
     Networks. Time Warner’s Networks segment consists of Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“Home Box Office”). During the three months ended March 31, 2011, the Networks segment generated revenues of $3.496 billion (52% of the Company’s overall revenues) and $1.162 billion in Operating Income.
     Turner operates domestic and international networks, including such recognized brands as TNT, TBS, and CNN, which are among the leaders in advertising-supported cable television networks. The Turner networks generate revenues principally from providing programming to affiliates that have contracted to receive and distribute this programming and from the sale of advertising. Turner also operates various websites, including CartoonNetwork.com, CNN.com, Golf.com NASCAR.com, NCAA.com and SI.com that generate revenues principally from the sale of advertising. During the first quarter of 2011, as part of a 14-year arrangement with CBS Broadcasting, Inc. (“CBS”) and The National Collegiate Athletic Association, Turner and CBS began jointly producing and distributing the NCAA Division I Men’s Basketball Championship events (the “NCAA Tournament”) and related programming across television, Internet and wireless platforms. The events were televised on Turner’s TNT, TBS and truTV networks and on the CBS network.
     Home Box Office operates the HBO and Cinemax multi-channel premium pay television services, with the HBO service ranking as the most widely distributed domestic premium pay television service. Home Box Office generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to their customers who choose to subscribe to the HBO or Cinemax services. An additional source of revenues for Home Box Office is the sale and licensing of its original programming, including The Pacific, Sex and the City, True Blood and Boardwalk Empire. On May 2, 2011, Home Box Office launched HBO GO, its authenticated online video service, on mobile devices including the iPad, iPhone and Android smart phones. HBO GO was available to approximately 80% of HBO’s domestic subscriber base as of May 2, 2011.
     The Company’s Networks segment has been pursuing international expansion in select areas for the past several years. During the first quarter of 2011, Home Box Office purchased an additional 8% equity interest in HBO Latin America Group, consisting of HBO Brazil, HBO Olé and HBO Latin America Production Services (collectively, “HBO LAG”), resulting in Home Box Office owning 88% of the equity interests in HBO LAG. The investment in HBO LAG is accounted for under the equity method of accounting, because control of the entity is shared with the remaining minority partner. The Company anticipates that international expansion will continue to be an area of focus at the Networks segment for the foreseeable future.
     Filmed Entertainment. Time Warner’s Filmed Entertainment segment consists of businesses managed by the Warner Bros. Entertainment Group (“Warner Bros.”) that principally produce and distribute theatrical motion pictures, including the Harry Potter franchise, Inception and Clash of the Titans, as well as television shows and videogames. During the three months ended March 31, 2011, the Filmed Entertainment segment generated revenues of $2.604 billion (36% of the Company’s overall revenues) and $158 million in Operating Income.
     The Filmed Entertainment segment’s theatrical product revenues are generated principally through rentals from theatrical exhibition and subsequently through licensing fees received for the distribution of films on television networks

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
and pay television programming services. Television product revenues are generated principally from the licensing of the Filmed Entertainment segment’s programs on television networks and pay television programming services. The Filmed Entertainment segment also generates revenues for both its theatrical and television product through home video distribution on DVD and Blu-ray Discs and in various digital formats. In addition, the Filmed Entertainment segment generates revenues through the distribution of interactive videogames.
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
     The distribution of DVDs has been one of the largest drivers of the segment’s revenues and profits over the last several years. However, in recent years, home video revenues have declined as a result of several factors, including consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than DVD sales, the general economic downturn in the U.S. and many regions around the world, increasing competition for consumer discretionary time and spending, piracy, and the maturation of the standard definition DVD format. Partially offsetting the softening consumer demand for standard definition DVDs and the shift to subscription services and kiosks are growing sales of high definition Blu-ray Discs and increased sales through electronic delivery (particularly video-on-demand), which have higher gross margins than standard definition DVDs.
     Publishing. Time Warner’s Publishing segment consists principally of magazine publishing and related websites as well as marketing services and direct-marketing businesses that are all primarily conducted by Time Inc. During the three months ended March 31, 2011, the Publishing segment generated revenues of $798 million (12% of the Company’s overall revenues) and $63 million in Operating Income.
     As of March 31, 2011, Time Inc. published 22 magazines in the U.S., including People, Sports Illustrated and Time, and over 70 magazines outside the U.S. The Publishing segment generates revenues primarily from the sale of print advertising, magazine subscriptions and newsstand sales. For the three months ended March 31, 2011, digital Advertising revenues were 13% of Time Inc.’s total Advertising revenues.
     In its ongoing effort to improve efficiency and reduce its cost structure, the Publishing segment executed restructuring initiatives, primarily relating to headcount reductions, in the fourth quarter of 2010, which benefitted the segment’s performance during the three months ended March 31, 2011 and are expected to benefit the segment’s performance during the remainder of 2011.
Recent Developments
2011 Debt Offering
     On April 1, 2011, Time Warner issued $2.0 billion aggregate principal amount of debt securities from its shelf registration statement. The net proceeds of the offering will be used for general corporate purposes. See “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements” for more information.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
RESULTS OF OPERATIONS
Significant Transactions and Other Items Affecting Comparability
     As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results has been affected by significant transactions and certain other items in each period as follows (millions):

	Three Months Ended March 31,
	2011	2010

Gain on operating assets	$3	$59
Other	(8)	(11)

Impact on Operating Income	(5)	48

Investment gains (losses), net	4	(3)
Amounts related to the separation of Time Warner Cable Inc.	4	(3)
Premiums paid and transaction costs incurred in connection with debt redemptions	-	(55)

Pretax impact(a)	3	(13)
Income tax impact of above items	3	23

Impact of items on net income attributable to Time Warner Inc. shareholders	$6	$10

(a)	For the three months ended March 31, 2010, pretax impact amount does not include $3 million of external costs related to mergers, acquisitions or dispositions.
     In addition to the items affecting comparability described above, the Company incurred restructuring and severance costs of $30 million and $9 million for the three months ended March 31, 2011 and 2010, respectively. For further discussion of restructuring and severance costs, refer to “Consolidated Results” and “Business Segment Results.”
Gain on Operating Assets
     For the three months ended March 31, 2011, the Company recognized a $3 million gain related to contingent consideration at the Filmed Entertainment segment.
     For the three months ended March 31, 2010, the Company recognized a $59 million gain at the Networks segment upon the acquisition of its controlling interest in HBO Central Europe (“HBO CE”), reflecting the recognition of the excess of the fair value over the Company’s carrying costs of its original investment in HBO CE.
Other
     Other reflects legal and other professional fees related to the defense of securities litigation matters by former employees totaling $2 million and $11 million for the three months ended March 31, 2011 and 2010, respectively. Other also reflects external costs related to mergers, acquisitions or dispositions of $6 million for the three months ended March 31, 2011 at the Networks segment.
Investment Gains (Losses), Net
     For the three months ended March 31, 2011 and 2010, the Company recognized $4 million of miscellaneous investment gains and $3 million of miscellaneous investment losses, respectively.
Amounts Related to the Separation of Time Warner Cable Inc.
     For the three months ended March 31, 2011 and 2010, the Company recognized $4 million of other income and $3 million of other loss, respectively, related to the expiration, exercise and net change in the estimated fair value of Time

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Warner equity awards held by Time Warner Cable Inc. employees, which has been reflected in other loss, net in the accompanying consolidated statement of operations.
Premiums Paid and Transaction Costs Incurred in Connection with Debt Redemptions
     For the three months ended March 31, 2010, the Company recognized $55 million of premiums paid and transaction costs incurred on the repurchase of $773 million of the Company’s outstanding 6.75% Notes due 2011, which was recorded in other loss, net in the accompanying consolidated statement of operations.
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
     Revenues. The components of revenues are as follows (millions):

	Three Months Ended March 31,
	2011	2010	% Change

Subscription	$2,368	$2,212	7%
Advertising	1,431	1,192	20%
Content	2,733	2,793	(2%)
Other	151	125	21%

Total revenues	$6,683	$6,322	6%

     The increase in Subscription revenues for the three months ended March 31, 2011 was primarily related to an increase at the Networks segment. Advertising revenues increased for the three months ended March 31, 2011 primarily reflecting growth at the Networks segment. The decrease in Content revenues for the three months ended March 31, 2011 was due primarily to a decrease at the Filmed Entertainment segment and higher intercompany eliminations, partially offset by an increase at the Networks segment.
     Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”
     Costs of Revenues. For the three months ended March 31, 2011 and 2010, costs of revenues totaled $3.727 billion and $3.353 billion, respectively, and, as a percentage of revenues, were 56% and 53%, respectively. The segment variations are discussed in “Business Segment Results.”
     Selling, General and Administrative Expenses. For the three months ended March 31, 2011, selling, general and administrative expenses increased 7% to $1.591 billion from $1.488 billion for the three months ended March 31, 2010 primarily due to an increase at the Networks segment. The segment variations are discussed in “Business Segment Results.”
     Included in costs of revenues and selling, general and administrative expenses is depreciation expense of $163 million and $164 million for the three months ended March 31, 2011 and 2010, respectively.
     Amortization Expense. Amortization expense was $68 million for both the three months ended March 31, 2011 and 2010.
     Restructuring and Severance Costs. For the three months ended March 31, 2011, the Company incurred restructuring and severance costs of $30 million primarily related to employee terminations and other exit activities, consisting of $12

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
million at the Networks segment, $6 million at the Filmed Entertainment segment and $12 million at the Publishing segment.
     For the three months ended March 31, 2010, the Company incurred restructuring and severance costs of $9 million primarily related to employee terminations and other exit activities, consisting of $4 million at the Filmed Entertainment segment and $5 million at the Publishing segment.
     Operating Income. Operating Income decreased to $1.270 billion for the three months ended March 31, 2011 from $1.463 billion for the three months ended March 31, 2010. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $5 million of expense and $48 million of income for the three months ended March 31, 2011 and 2010, respectively, Operating Income decreased $140 million, primarily reflecting a decrease at the Filmed Entertainment segment, partially offset by increases at the Networks and Publishing segments. The segment variations are discussed under “Business Segment Results.”
     Interest Expense, Net. For the three months ended March 31, 2011, interest expense, net, decreased to $274 million from $296 million for the three months ended March 31, 2010 primarily due to lower rates on fixed rate debt and to interest income recognized on amounts held in escrow in connection with a dispute that has been resolved.
     Other Loss, Net. Other loss, net detail is shown in the table below (millions):

	Three Months Ended March 31,
	2011	2010

Investment gains (losses), net	$4	$(3)
Amounts related to the separation of TWC	4	(3)
Premiums paid and transaction costs incurred in connection with debt redemption	-	(55)
Loss from equity method investees	(18)	-
Other	(4)	8

Other loss, net	$(14)	$(53)

     The changes in other loss, net related to investment gains (losses), net, amounts related to the separation of TWC and premiums paid and transaction costs incurred in connection with debt redemptions are discussed under “Significant Transactions and Other Items Affecting Comparability.” The remaining change was due primarily to losses from equity method investees for the three months ended March 31, 2011.
     Income Tax Provision. Income tax expense decreased to $331 million for the three months ended March 31, 2011 from $389 million for the three months ended March 31, 2010. The Company’s effective tax rate for continuing operations was 34% for the three months ended March 31, 2011 compared to 35% for three months ended March 31, 2010. This decrease was primarily due to lower state taxes.
     Net Income. Net income decreased to $651 million for the three months ended March 31, 2011 from $725 million for the three months ended March 31, 2010. Excluding the items previously noted under “Significant Transactions and Other Items Affecting Comparability” totaling $6 million and $10 million of income, net for the three months ended March 31, 2011 and 2010, respectively, net income decreased by $70 million, primarily reflecting lower Operating Income, partially offset by decreases in income tax and interest expense.
     Net Loss Attributable to Noncontrolling Interests. For the three months ended March 31, 2011 net loss attributable to noncontrolling interests was $2 million.
     Net Income Attributable to Time Warner Inc. Shareholders. Net income attributable to Time Warner Inc. shareholders was $653 million and $725 million for the three months ended March 31, 2011 and 2010, respectively. Basic and diluted net income per common share attributable to Time Warner Inc. common shareholders were both $0.59 for the three months ended March 31, 2011 compared to $0.63 and $0.62, respectively, for the three months ended March 31, 2010.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Business Segment Results
     Networks. Revenues and Operating Income of the Networks segment for the three months ended March 31, 2011 and 2010 are as follows (millions):

	Three Months Ended March 31,
	2011	2010	% Change

Revenues:
Subscription	$2,055	$1,888	9%
Advertising	1,032	790	31%
Content	372	252	48%
Other	37	28	32%

Total revenues	3,496	2,958	18%
Costs of revenues(a)	(1,647)	(1,234)	33%
Selling, general and administrative(a)	(582)	(491)	19%
Gain on operating assets	-	59	NM
Restructuring and severance costs	(12)	-	NM
Depreciation	(83)	(84)	(1%)
Amortization	(10)	(7)	43%

Operating Income	$1,162	$1,201	(3%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The increase in Subscription revenues consisted of an increase in domestic subscription revenues of $121 million, mainly due to higher domestic subscription rates, and an increase in international subscription revenues of $46 million due to international expansion and growth.
     The increase in Advertising revenues reflected domestic growth of $191 million mainly as a result of Turner airing the NCAA Tournament as well as higher pricing. International advertising revenues increased $51 million primarily due to international expansion.
     The increase in Content revenues was due primarily to higher sales of Home Box Office’s original programming of $92 million, which included licensing and home video sales of The Pacific, Sex and the City and Boardwalk Empire, partially offset by the prior year domestic basic cable television sale of Entourage.
     Costs of revenues increased 33% and, as a percentage of revenues, were 47% for the three months ended March 31, 2011 compared to 42% for the three months ended March 31, 2010. Programming costs increased 37% to $1.282 billion for the three months ended March 31, 2011 from $933 million for the three months ended March 31, 2010, primarily due to higher sports programming costs related to the NCAA Tournament and, to a lesser extent, higher original programming and licensed programming costs. The increases in Costs of revenues also reflected higher operating costs of $64 million primarily related to both higher distribution costs associated with the increase in sales of Home Box Office’s original programming and higher costs related to international expansion and growth.
     Selling, general and administrative expenses increased due primarily to higher marketing expenses and higher costs associated with international expansion and growth.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the 2010 results included a $59 million gain that was recognized upon the Company’s acquisition of the controlling interest in HBO CE, reflecting the excess of the fair value over the Company’s carrying costs of its original investment in HBO CE.
     Operating Income decreased primarily due to higher costs of revenues and selling, general and administrative expenses as well as the absence in 2011 of the $59 million gain relating to HBO CE, partially offset by higher revenues.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Filmed Entertainment. Revenues and Operating Income of the Filmed Entertainment segment for the three months ended March 31, 2011 and 2010 are as follows (millions):

	Three Months Ended March 31,
	2011	2010	% Change
Revenues:
Subscription	$18	$12	50%
Advertising	11	13	(15%)
Content	2,535	2,641	(4%)
Other	40	28	43%

Total revenues	2,604	2,694	(3%)
Costs of revenues(a)	(1,880)	(1,869)	1%
Selling, general and administrative(a)	(468)	(423)	11%
Gain (loss) on operating assets	3	-	NM
Restructuring and severance costs	(6)	(4)	50%
Depreciation	(48)	(42)	14%
Amortization	(47)	(49)	(4%)

Operating Income	$158	$307	(49%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Content revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three months ended March 31, 2011 and 2010 are as follows (millions):

	Three Months Ended March 31,
	2011	2010	% Change
Theatrical product:
Theatrical film	$335	$497	(33%)
Home video and electronic delivery	541	696	(22%)
Television licensing	394	410	(4%)
Consumer products and other	31	17	82%

Total theatrical product	1,301	1,620	(20%)

Television product:
Television licensing	878	676	30%
Home video and electronic delivery	135	156	(13%)
Consumer products and other	58	56	4%

Total television product	1,071	888	21%

Other	163	133	23%

Total Content revenues	$2,535	$2,641	(4%)

     Theatrical film revenues for the three months ended March 31, 2011, which included the releases of Unknown, The Rite and Hall Pass and carryover revenues from Yogi Bear, Harry Potter and the Deathly Hallows: Part I and Hereafter, decreased compared to revenues for the three months ended March 31, 2010, which included the releases of Valentine’s Day and The Book of Eli and carryover revenues from Sherlock Holmes and The Blind Side.
     Theatrical product revenues from home video and electronic delivery decreased due primarily to a significant decrease in the quantity and mix of new releases in 2011. There were five releases in the first quarter of 2011 and eleven in the first quarter of 2010. Significant titles for the first quarter of 2011 included Due Date, Life As We Know It and Yogi Bear, while titles for the first quarter of 2010 included The Blind Side, Sherlock Holmes, Where the Wild Things Are, The Final Destination and The Time Traveler’s Wife.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Theatrical product revenues from television licensing decreased due primarily to the quantity and mix of availabilities in the first quarter of 2011 compared to the first quarter of 2010, which included Harry Potter and the Order of the Phoenix.
     The increase in television product licensing fees for the three months ended March 31, 2011 was due primarily to higher revenues from network deliveries of new series, the domestic off-network syndication sale of Two and a Half Men and the timing and number of international availabilities.
     Television product revenues from home video and electronic delivery decreased due to the timing and mix of product.
     Other content revenues for the three months ended March 31, 2011 increased primarily due to the interactive videogame release of LEGO Star Wars III: The Clone Wars, partially offset by lower interactive videogame carryover revenues.
     The increase in costs of revenues resulted primarily from higher film costs due mainly to the quantity and mix of product released. Film costs increased to $1.147 billion for the three months ended March 31, 2011 from $1.133 billion for the three months ended March 31, 2010. Costs of revenues as a percentage of revenues were 72% for the three months ended March 31, 2011 compared to 69% for the three months ended March 31, 2010. This percentage varies from period to period based on the quantity, mix and timing of theatrical and television product.
     The increase in selling, general and administrative expenses was primarily due to merit-based increases in compensation and higher employee-related costs as a result of international expansion.
     The Filmed Entertainment segment incurred $6 million of restructuring and severance costs for the three months ended March 31, 2011 and expects to incur additional restructuring and severance costs of approximately $50 million in the remainder of the year, the majority of which is expected to be incurred in the second and third quarters of 2011.
     The decrease in Operating Income was primarily due to lower revenues and higher selling, general and administrative expenses and costs of revenues.
     Publishing. Revenues and Operating Income of the Publishing segment for the three months ended March 31, 2011 and 2010 are as follows (millions):

	Three Months Ended March 31,
	2011	2010	% Change
Revenues:
Subscription	$295	$312	(5%)
Advertising	402	401	-
Content	16	14	14%
Other	85	72	18%

Total revenues	798	799	-
Costs of revenues(a)	(312)	(307)	2%
Selling, general and administrative(a)	(375)	(396)	(5%)
Restructuring and severance costs	(12)	(5)	140%
Depreciation	(25)	(29)	(14%)
Amortization	(11)	(12)	(8%)

Operating Income	$63	$50	26%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     For the three months ended March 31, 2011, subscription revenues decreased primarily due to lower international revenues of $9 million due in part to the disposal by sale of certain magazines at IPC in the fourth quarter of 2010 (the “IPC Sales”) and lower domestic subscription and newsstand revenues.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Advertising revenues for the three months ended March 31, 2011 were essentially flat primarily due to a $10 million increase in domestic print advertising revenues offset by the negative impact on digital advertising revenues related to the transfer of management of SI.com and Golf.com to Turner in the fourth quarter of 2010 and the IPC Sales. Excluding the impact of the transfer of SI.com and Golf.com, digital advertising revenues at the Publishing segment increased compared to the prior year quarter. This transfer had a commensurate increase in digital advertising revenues at the Networks segment.
     The increase in Other revenues was due primarily to a license fee for SI.com and Golf.com received from Turner following the transfer of the websites’ management to Turner.
     Costs of revenues increased 2% and, as a percentage of revenues, were 39% for the three months ended March 31, 2011 compared to 38% for the three months ended March 31, 2010. Costs of revenues for the magazine and digital businesses include manufacturing costs (paper, printing and distribution) and editorial-related costs, which together were $275 million for the three months ended March 31, 2011 and $274 million for the three months ended March 31, 2010.
     Selling, general and administrative expenses for the three months ended March 31, 2011 decreased due primarily to lower pension expenses and lower costs due to the restructuring initiatives in the fourth quarter of 2010.
     Operating Income increased due primarily to the decrease in selling, general and administrative expenses, partially offset by higher restructuring and severance costs.
     Corporate. Operating Loss of the Corporate segment for the three months ended March 31, 2011 and 2010 was as follows (millions):

	Three Months Ended March 31,
	2011	2010	% Change
Selling, general and administrative(a)	$(86)	$(99)	(13%)
Depreciation	(7)	(9)	(22%)

Operating Loss	$(93)	$(108)	(14%)

(a)	Selling, general and administrative expenses exclude depreciation.
     Operating Loss decreased compared to the prior year due primarily to lower legal and other professional fees related to the defense of former employees in various lawsuits and the absence of prior year severance charges.
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments, the purchase of common stock under the Company’s repurchase program and scheduled debt repayments. Time Warner’s sources of cash include cash provided by operations, cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at March 31, 2011 was $8.080 billion, which included $3.029 billion of cash and equivalents. The Company anticipates its consolidated leverage ratio will move closer to its stated target during 2011.
Current Financial Condition
     At March 31, 2011, Time Warner had $16.563 billion of debt, $3.029 billion of cash and equivalents (net debt, defined as total debt less cash and equivalents, of $13.534 billion) and $32.237 billion of shareholders’ equity, compared to $16.549 billion of debt, $3.663 billion of cash and equivalents (net debt of $12.886 billion) and $32.940 billion of shareholders’ equity at December 31, 2010.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The following table shows the significant items contributing to the increase in net debt from December 31, 2010 to March 31, 2011 (millions):

Balance at December 31, 2010	$12,886
Cash provided by operations from continuing operations	(825)
Capital expenditures	152
Dividends paid to common stockholders	261
Investments and acquisitions, net	160
Proceeds from the sale of investments	(5)
Repurchases of common stock	959
All other, net	(54)

Balance at March 31, 2011	$13,534

     On January 25, 2011, Time Warner’s Board of Directors increased the amount remaining on the Company’s common stock repurchase program to $5.0 billion for share repurchases beginning January 1, 2011. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2011 through April 29, 2011, the Company repurchased approximately 37 million shares of common stock for approximately $1.317 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Cash Flows
     Cash and equivalents decreased by $634 million for the three months ended March 31, 2011 and increased by $434 million, including $23 million of cash used by discontinued operations, for the three months ended March 31, 2010. Components of these changes are discussed below in more detail.
Operating Activities from Continuing Operations
     Details of cash provided by operations from continuing operations are as follows (millions):

	Three Months Ended
	3/31/11	3/31/10
Operating Income	$1,270	$1,463
Depreciation and amortization	231	232
Gain on operating assets	(3)	(59)
Net interest payments(a)	(213)	(148)
Net income taxes paid(b)	(137)	(80)
Noncash equity-based compensation	102	90
Restructuring and severance payments, net of accruals	(7)	(52)
All other, net, including working capital changes	(418)	(90)

Cash provided by operations from continuing operations	$825	$1,356

(a)	Includes cash interest received of $5 million for both the three months ended March 31, 2011 and 2010.

(b)	Includes income tax refunds received of $4 million and $8 million for the three months ended March 31, 2011 and 2010, respectively.
     Cash provided by operations from continuing operations decreased to $825 million for the three months ended March 31, 2011 from $1.356 billion for the three months ended March 31, 2010. The decrease in cash provided by operations from continuing operations was related primarily to cash used by working capital, lower Operating Income, higher net interest payments and higher net income taxes paid. Working capital is subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of accounts receivable and similar items. The Company anticipates that cash used by working capital in 2011 will increase over 2010 primarily due to higher investments in television programming and film production.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Investing Activities from Continuing Operations
     Details of cash used by investing activities from continuing operations are as follows (millions):

	Three Months Ended
	3/31/11	3/31/10
Investments in available-for-sale securities	$-	$(1)
Investments and acquisitions, net of cash acquired:
HBO LAG	(65)	(217)
HBO CE	-	(136)
All other	(95)	(121)
Capital expenditures	(152)	(89)
All other investment and sale proceeds	5	29

Cash used by investing activities from continuing operations	$(307)	$(535)

     Cash used by investing activities from continuing operations was $307 million for the three months ended March 31, 2011 and $535 million for the three months ended March 31, 2010. The decrease was primarily the result of fewer investments and acquisitions, partially offset by higher capital expenditures.
Financing Activities from Continuing Operations
     Details of cash used by financing activities from continuing operations are as follows (millions):

	Three Months Ended
	3/31/11	3/31/10
Borrowings	$22	$2,092
Debt repayments	(21)	(1,669)
Proceeds from the exercise of stock options	118	42
Excess tax benefit on stock options	14	1
Principal payments on capital leases	(2)	(4)
Repurchases of common stock	(959)	(514)
Dividends paid	(261)	(248)
Other financing activities	(63)	(64)

Cash used by financing activities from continuing operations	$(1,152)	$(364)

     Cash used by financing activities from continuing operations was $1.152 billion for the three months ended March 31, 2011 and $364 million for the three months ended March 31, 2010. The increase in cash used by financing activities from continuing operations was primarily due to a decrease in net borrowings and an increase in repurchases of common stock made in connection with the Company’s common stock repurchase program, partially offset by higher proceeds from the exercise of stock options.
Cash Flows from Discontinued Operations
     Cash used by discontinued operations was $23 million for the three months ended March 31, 2010.
Outstanding Debt and Other Financing Arrangements
Outstanding Debt and Committed Financial Capacity
     At March 31, 2011, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $24.710 billion. Of this committed capacity,

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
$8.080 billion was unused and $16.563 billion was outstanding as debt. At March 31, 2011, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

				Unused
	Committed	Letters of	Outstanding	committed
	Capacity (a)	Credit (b)	Debt(c)	capacity
Cash and equivalents	$3,029	$-	$-	$3,029
Revolving bank credit agreement and commercial paper program	5,000	25	-	4,975
Fixed-rate public debt	16,278	-	16,278	-
Other obligations(d)	403	42	285	76

Total	$24,710	$67	$16,563	$8,080

(a)	The revolving bank credit agreement, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The maturity profile of the Company’s outstanding debt and other financing arrangements is relatively long-term, with a weighted average maturity of 14.5 years as of March 31, 2011.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.

(c)	Represents principal amounts adjusted for premiums and discounts. At March 31, 2011, the Company’s public debt matures as follows: $0 in 2011, $638 million in 2012, $732 million in 2013, $0 in 2014, $1.000 billion in 2015, $1.150 billion in 2016 and $12.881 billion thereafter. In the period after 2016, no more than $2.0 billion will mature in any given year.

(d)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $28 million are due within the next twelve months.
2011 Debt Offering
     On April 1, 2011, Time Warner issued $2.0 billion aggregate principal amount of debt securities from its shelf registration statement, consisting of $1.0 billion aggregate principal amount of 4.75% Notes due 2021 and $1.0 billion aggregate principal amount of 6.25% Debentures due 2041 (the “April 2011 Debt Offering”). The net proceeds of the offering will be used for general corporate purposes.
Revolving Bank Credit Facilities
     The Company has two senior unsecured revolving bank credit facilities totaling $5.0 billion (the “Revolving Credit Facilities”), consisting of a $2.5 billion three-year revolving credit facility that matures on January 19, 2014 and a $2.5 billion five-year revolving credit facility that matures on January 19, 2016 pursuant to a credit agreement dated as of January 19, 2011.
     The funding commitments under the Revolving Credit Facilities are provided by a geographically diverse group of over 20 major financial institutions based in countries including Canada, France, Germany, Japan, Spain, Sweden, Switzerland, the United Kingdom and the U.S. No institution accounts for more than 7% of the aggregate undrawn loan commitments.
Commercial Paper Program
     The Company has a commercial paper program, which was established on February 16, 2011 on a private placement basis, under which Time Warner may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $5.0 billion.
Programming Licensing Backlog
     Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $4.7 billion and $5.2 billion at March 31, 2011 and December 31, 2010, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment in the amount of $1.3 billion at both March 31, 2011 and December 31, 2010.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
     This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding the adequacy of the Company’s liquidity to meet its needs for the foreseeable future, the Company’s international expansion plans, the movement of the Company’s consolidated leverage ratio closer to its stated target during 2011, the restructuring and severance costs expected to be incurred at the Filmed Entertainment segment in the remainder of 2011 and increases in cash used by working capital.
     The Company’s forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. The Company’s actual results may vary materially from those expressed or implied in its forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:
•	recent and future changes in technology, services and standards, including, but not limited to, alternative methods for the delivery, storage and consumption of digital media and evolving DVD formats;

•	changes in consumer behavior, including changes in spending behavior and changes in when, where and how digital media is consumed;

•	changes in the Company’s plans, initiatives and strategies, and consumer acceptance thereof;

•	competitive pressures, including as a result of audience fragmentation and changes in technology;

•	the popularity of the Company’s content;

•	the Company’s ability to deal effectively with an economic slowdown or other economic or market difficulty;

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

•	decreased liquidity in the capital markets, including any limitation on the Company’s ability to access the capital markets for debt securities or obtain bank financings on acceptable terms;

•	the effects of any significant acquisitions, dispositions and other similar transactions by the Company;

•	the failure to meet earnings expectations;

•	the adequacy of the Company’s risk management framework;

•	changes in U.S. GAAP or other applicable accounting policies;

•	the impact of terrorist acts, hostilities, natural disasters and pandemic viruses;

•	changes in tax, federal communication and other laws and regulations; and

•	the other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited; millions, except share amounts)

	March 31,	December 31,
	2011	2010

ASSETS
Current assets
Cash and equivalents	$3,029	$3,663
Receivables, less allowances of $1,677 and $2,161	5,854	6,413
Inventories	1,948	1,920
Deferred income taxes	571	581
Prepaid expenses and other current assets	501	561

Total current assets	11,903	13,138

Noncurrent inventories and film costs	6,100	5,985
Investments, including available-for-sale securities	1,983	1,796
Property, plant and equipment, net	3,891	3,874
Intangible assets subject to amortization, net	2,420	2,492
Intangible assets not subject to amortization	7,833	7,827
Goodwill	30,012	29,994
Other assets	1,600	1,418

Total assets	$65,742	$66,524

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,198	$7,733
Deferred revenue	923	884
Debt due within one year	28	26

Total current liabilities	8,149	8,643

Long-term debt	16,535	16,523
Deferred income taxes	2,374	1,950
Deferred revenue	305	296
Other noncurrent liabilities	6,138	6,167
Commitments and Contingencies (Note 12)

Equity
Common stock, $0.01 par value, 1.648 billion and 1.641 billion shares issued and 1.078 billion and 1.099 billion shares outstanding	16	16
Paid-in-capital	156,697	157,146
Treasury stock, at cost (570 million and 542 million shares)	(30,033)	(29,033)
Accumulated other comprehensive loss, net	(539)	(632)
Accumulated deficit	(93,904)	(94,557)

Total Time Warner Inc. shareholders’ equity	32,237	32,940
Noncontrolling interests	4	5

Total equity	32,241	32,945

Total liabilities and equity	$65,742	$66,524

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31,
(Unaudited; millions, except per share amounts)

	2011	2010

Revenues	$6,683	$6,322
Costs of revenues	(3,727)	(3,353)
Selling, general and administrative	(1,591)	(1,488)
Amortization of intangible assets	(68)	(68)
Restructuring and severance costs	(30)	(9)
Gain on operating assets	3	59

Operating income	1,270	1,463
Interest expense, net	(274)	(296)
Other loss, net	(14)	(53)

Income before income taxes	982	1,114
Income tax provision	(331)	(389)

Net income	651	725
Less Net loss attributable to noncontrolling interests	2	-

Net income attributable to Time Warner Inc. shareholders	$653	$725

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income per common share	$0.59	$0.63

Average basic common shares outstanding	1,090.8	1,149.8

Diluted net income per common share	$0.59	$0.62

Average diluted common shares outstanding	1,110.1	1,165.4

Cash dividends declared per share of common stock	$0.2350	$0.2125

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31,
(Unaudited; millions)

	2011	2010

OPERATIONS
Net income	$651	$725
Adjustments for noncash and nonoperating items:
Depreciation and amortization	231	232
Amortization of film and television costs	1,804	1,384
(Gain) loss on investments and other assets, net	(4)	4
Equity in losses of investee companies, net of cash distributions	32	12
Equity-based compensation	102	90
Deferred income taxes	51	10
Changes in operating assets and liabilities, net of acquisitions	(2,042)	(1,101)

Cash provided by operations from continuing operations	825	1,356

INVESTING ACTIVITIES
Investments in available-for-sale securities	-	(1)
Investments and acquisitions, net of cash acquired	(160)	(474)
Capital expenditures	(152)	(89)
Other investment proceeds	5	29

Cash used by investing activities from continuing operations	(307)	(535)

FINANCING ACTIVITIES
Borrowings	22	2,092
Debt repayments	(21)	(1,669)
Proceeds from exercise of stock options	118	42
Excess tax benefit on stock options	14	1
Principal payments on capital leases	(2)	(4)
Repurchases of common stock	(959)	(514)
Dividends paid	(261)	(248)
Other financing activities	(63)	(64)

Cash used by financing activities from continuing operations	(1,152)	(364)

Cash provided (used) by continuing operations	(634)	457

Cash used by operations from discontinued operations	-	(23)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(634)	434
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,663	4,733

CASH AND EQUIVALENTS AT END OF PERIOD	$3,029	$5,167

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF EQUITY
Three Months Ended March 31,
(Unaudited; millions)

	2011			2010
	Time Warner	Noncontrolling		Time Warner	Noncontrolling
	Shareholders	Interests	Total Equity	Shareholders	Interests	Total Equity

BALANCE AT BEGINNING OF PERIOD	$32,940	$5	$32,945	$33,396	$1	$33,397
Net income	653	(2)	651	725	-	725
Other comprehensive income	93	-	93	(137)	-	(137)

Comprehensive income	746	(2)	744	588	-	588
Cash dividends	(261)	-	(261)	(248)	-	(248)
Common stock repurchases	(1,000)	-	(1,000)	(500)	-	(500)
Other(a)	(188)	1	(187)	75	3	78

BALANCE AT END OF PERIOD	$32,237	$4	$32,241	$33,311	$4	$33,315

(a)	Decrease in 2011 primarily reflects a decline in additional paid-in capital related to the expiration of certain equity-based compensation awards.
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
Basis of Presentation
Interim Financial Statements
     The consolidated financial statements are unaudited; however, in the opinion of management, they contain all of the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in the Company’s Annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).
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
     Significant estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, the determination of ultimate revenues as it relates to amortized capitalized film and programming costs and participations and residuals, home video and interactive games product and magazine returns, business combinations, pension and other postretirement benefits, equity-based compensation, income taxes, contingencies, litigation matters and the determination of whether the Company is the primary beneficiary of entities in which it holds variable interests.
2.   FAIR VALUE MEASUREMENTS
     A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following tables present

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
information about assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, respectively (millions):

	Fair Value Measurements
	March 31, 2011				December 31, 2010
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities	$276	$5	$-	$281	$261	$4	$-	$265
Available-for-sale securities:
Equity securities	14	-	-	14	12	-	-	12
Debt securities	-	36	-	36	-	41	-	41
Derivatives:
Foreign exchange contracts	-	4	-	4	-	17	-	17
Other	5	-	22	27	4	-	19	23
Liabilities:
Derivatives:
Foreign exchange contracts	-	(47)	-	(47)	-	(20)	-	(20)
Other	-	-	(22)	(22)	-	-	(28)	(28)

Total	$295	$(2)	$-	$293	$277	$42	$(9)	$310

     Assets and liabilities valued using significant unobservable inputs primarily consist of an asset related to equity instruments held by employees of a former subsidiary of the Company and liabilities for contingent consideration and options to redeem securities.
     The Company primarily applies the market approach for valuing recurring fair value measurements.
     The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the three months ended March 31, 2011 and 2010, respectively, on such assets and liabilities that were included in the balance as of March 31, 2011 and 2010, respectively (millions):

	Derivatives
	March 31, 2011	March 31, 2010

Balance as of the beginning of the period	$(9)	$20
Total gains (losses):
Included in operating income	3	-
Included in other income (loss), net	4	(1)
Included in other comprehensive income	-	-
Settlements	2	(7)
Issuances	-	(21)
Transfers in and/or out of Level 3	-	-

Balance as of the end of the period	$-	$(9)

Total gain (loss) for the period included in net income related to assets and liabilities still held as of the end of the period	$7	$(1)

Other Financial Instruments
     The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at March 31, 2011, the fair value of Time Warner’s debt exceeded its carrying value by approximately $1.600 billion and, based on interest rates prevailing at December 31, 2010, the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.269 billion. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
is retired prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of the financial instruments or because the financial instruments are of a longer-term nature and are recorded on a discounted basis. For the remainder of the Company’s other financial instruments, differences between the carrying value and fair value are not significant at March 31, 2011. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.
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
     In determining the fair value of its films, the Company employs a discounted cash flow (“DCF”) methodology with assumptions for cash flows for periods not exceeding 10 years. Key inputs employed in the DCF methodology include estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular film. The fair value of any film costs associated with a film that management plans to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement. During the three months ended March 31, 2011, certain film costs, which were recorded as inventory in the consolidated balance sheet, were completely written off from their carrying value of $5 million. During the three months ended March 31, 2010, there were no film production costs that were required to be written down.
3.   INVENTORIES AND FILM COSTS
     Inventories and film costs consist of (millions):

		December 31,
	March 31, 2011	2010
Inventories:
Programming costs, less amortization	$3,414	$3,441
DVDs, books, paper and other merchandise	401	360

Total inventories	3,815	3,801
Less: current portion of inventory	(1,948)	(1,920)

Total noncurrent inventories	1,867	1,881

Film costs — Theatrical:(a)
Released, less amortization	625	655
Completed and not released	175	166
In production	1,596	1,379
Development and pre-production	85	98

Film costs — Television:(a)
Released, less amortization	946	929
Completed and not released	432	300
In production	364	571
Development and pre-production	10	6

Total film costs	4,233	4,104

Total noncurrent inventories and film costs	$6,100	$5,985

(a)	Does not include $1.439 billion and $1.498 billion of net film library costs as of March 31, 2011 and December 31, 2010, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheet.

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
     Gains and losses from hedging activities recognized in the consolidated statement of operations, including hedge ineffectiveness, were not material for the three months ended March 31, 2011 and 2010. In addition, such gains and losses were largely offset by corresponding economic gains or losses from the respective transactions that were hedged.
     The following is a summary of amounts recorded in the consolidated balance sheet pertaining to Time Warner’s use of foreign currency derivatives at March 31, 2011 and December 31, 2010 (millions):

		December 31,
	March 31, 2011	2010
Qualifying Hedges
Assets	$106	$86
Liabilities	(110)	(79)

Economic Hedges
Assets	$8	$17
Liabilities	(47)	(27)
     The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions. Additionally, netting provisions are included in existing agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within prepaid expenses and other current assets or accounts payable and accrued liabilities in the Company’s consolidated balance sheet. At March 31, 2011 and December 31, 2010, $14 million and $21 million, respectively, of losses related to cash flow hedges are recorded in accumulated other comprehensive income and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in accumulated other comprehensive income are deferred net gains of $24 million and $17 million at March 31, 2011 and December 31, 2010, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.
5.   LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Debt Offering
     On April 1, 2011, Time Warner issued $1.0 billion aggregate principal amount of 4.75% Notes due 2021 and $1.0 billion aggregate principal amount of 6.25% Debentures due 2041 (the “April 2011 Debt Offering”) from its shelf registration statement. The securities issued pursuant to the April 2011 Debt Offering are directly or indirectly guaranteed,

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
on an unsecured basis, by Historic TW Inc. (“Historic TW”), Home Box Office, Inc. (“Home Box Office”) and Turner Broadcasting System, Inc. (“Turner”).
Revolving Bank Credit Facilities
     The Company has two senior unsecured revolving bank credit facilities totaling $5.0 billion, consisting of a $2.5 billion three-year revolving credit facility (the “Three-Year Revolving Credit Facility”) that matures on January 19, 2014 and a $2.5 billion five-year revolving credit facility (the “Five-Year Revolving Credit Facility” and, together with the Three-Year Revolving Credit Facility, the “Revolving Credit Facilities”) that matures on January 19, 2016 pursuant to a credit agreement dated as of January 19, 2011 (the “Credit Agreement”). The permitted borrowers under the Credit Agreement are Time Warner and Time Warner International Finance Limited (“TWIFL” and together with Time Warner, the “Borrowers”).
     Borrowings under the Revolving Credit Facilities bear interest at a rate determined by the debt rating for Time Warner’s senior unsecured long-term debt and the percentage of commitments used under the facility. Based on the debt rating as of March 31, 2011, borrowings under each of the Revolving Credit Facilities would bear interest at a rate equal to LIBOR (TIBOR in the case of yen borrowings) plus 1.25% per annum if the percentage of commitments used under the facility does not exceed 25% or LIBOR (TIBOR in the case of yen borrowings) plus 1.50% per annum if the percentage of commitments used under the facility exceeds 25%. In addition, the Borrowers are required to pay a facility fee on the aggregate commitments under the Revolving Credit Facilities at a rate based on the debt rating for Time Warner’s senior unsecured long-term debt. Based on the debt rating as of March 31, 2011, the facility fee was 0.225% per annum on the aggregate amount of commitments under the Three-Year Revolving Credit Facility and 0.300% per annum on the aggregate amount of commitments under the Five-Year Revolving Credit Facility.
     The Credit Agreement provides same-day funding and multi-currency capability, and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The covenants for the Credit Agreement include a maximum consolidated leverage ratio covenant of 4.5 times the consolidated EBITDA of Time Warner, but excluding any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. The terms and related financial metrics associated with the leverage ratio are defined in the credit agreements. Borrowings under the Revolving Credit Facilities may be used for general corporate purposes, and unused credit is available to support borrowings by Time Warner under its commercial paper program. The Credit Agreement also contains certain events of default customary for credit facilities of this type (with customary grace periods, as applicable). The Borrowers may from time to time, so long as no default or event of default has occurred and is continuing, increase the commitments under either or both of the Revolving Credit Facilities by up to $500 million per facility by adding new commitments or increasing the commitments of willing lenders. The obligations of each of the Borrowers under the Credit Agreement are directly or indirectly guaranteed, on an unsecured basis by Historic TW, Home Box Office and Turner. The obligations of TWIFL under the New Credit Agreement are also guaranteed by Time Warner.
Commercial Paper Program
     The Company has a commercial paper program, which was established on February 16, 2011 on a private placement basis, under which Time Warner may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $5.0 billion (the “CP Program”). Proceeds from the CP Program may be used for general corporate purposes. Commercial paper issued by Time Warner is supported by, and the amount of commercial paper issued may not exceed, the unused committed capacity under the Revolving Credit Facilities. The obligations of the Company under the CP Program are directly or indirectly guaranteed, on an unsecured basis by Historic TW, Home Box Office and Turner.
6.   SHAREHOLDERS’ EQUITY
Common Stock Repurchase Program
     On January 25, 2011, Time Warner’s Board of Directors increased the amount remaining on the Company’s common stock repurchase program to $5.0 billion for share repurchases beginning January 1, 2011. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2011 through March 31, 2011, the Company repurchased approximately 28 million shares of common stock for approximately $1.000 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
7.   INCOME PER COMMON SHARE
     Set forth below is a reconciliation of basic and diluted income per common share (millions, except per share amounts):

	Three Months Ended March 31,
	2011	2010

Income attributable to Time Warner Inc. shareholders	$653	$725
Income allocated to participating securities	(4)	(3)

Income attributable to Time Warner Inc. common shareholders — basic	$649	$722

Average number of common shares outstanding — basic	1,090.8	1,149.8
Dilutive effect of equity awards	19.3	15.6

Average number of common shares outstanding — diluted	1,110.1	1,165.4

Income per common share attributable to Time Warner Inc. common shareholders:
Basic	$0.59	$0.63
Diluted	$0.59	$0.62
     Diluted income per common share for the three months ended March 31, 2011 and 2010 excludes approximately 80 million and 146 million, respectively, common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect.
8.   EQUITY-BASED COMPENSATION
     Compensation expense recognized for equity-based plans is as follows (millions):

	Three Months Ended March 31,
	2011	2010

Restricted stock and performance stock units	$69	$57
Stock options	33	33

Total impact on operating income	$102	$90

Tax benefit recognized	$38	$34

     For each of the three months ended March 31, 2011 and 2010, the Company granted approximately 5 million restricted stock units (“RSUs”) at a weighted-average grant date fair value per RSU of $36.10 and $26.95, respectively. For the three months ended March 31, 2011 and 2010, the Company granted approximately 0.1 million and 0.2 million target performance stock units (“PSUs”), respectively, at a weighted-average grant date fair value per target PSU of $45.89 and $30.40, respectively. Total unrecognized compensation cost related to unvested RSUs and target PSUs as of March 31, 2011, without taking into account expected forfeitures, is $261 million and is expected to be recognized over a weighted-average period between one and two years.
     For the three months ended March 31, 2011 and 2010, the Company granted approximately 8 million and 9 million stock options, respectively, at a weighted-average grant date fair value per option of $9.03 and $6.33, respectively. Total unrecognized compensation cost related to unvested stock options as of March 31, 2011, without taking into account

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
expected forfeitures, is $103 million and is expected to be recognized over a weighted-average period between one and two years. The table below presents the weighted-average values of the assumptions used to value the stock options at their grant date.

	Three Months Ended March 31,
	2011	2010

Expected volatility	29.5%	29.5%
Expected term to exercise from grant date	6.31 years	6.52 years
Risk-free rate	2.8%	2.9%
Expected dividend yield	2.6%	3.2%
9.   BENEFIT PLANS
     The net periodic benefit costs reflect the Company’s amendments to its domestic and international defined benefit pension plans that were effective June 30, 2010 and March 31, 2011, respectively. A summary of the components of the net periodic benefit costs recognized for substantially all of Time Warner’s defined benefit pension plans for the three months ended March 31, 2011 and 2010 is as follows (millions):
Components of Net Periodic Benefit Costs

	Three Months Ended March 31,
	2011	2010

Service cost	$6	$23
Interest cost	47	49
Expected return on plan assets	(49)	(57)
Amounts amortized	5	21
Curtailment	-	3

Net periodic benefit costs	$9	$39

Contributions	$12	$41

10.   RESTRUCTURING AND SEVERANCE COSTS
     The Company’s restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance costs expensed as incurred by segment for the three months ended March 31, 2011 and 2010 are as follows (millions):

	Three Months Ended March 31,
	2011	2010

Networks	$12	$-
Filmed Entertainment	6	4
Publishing	12	5

Total restructuring and severance costs	$30	$9

	Three Months Ended March 31,
	2011	2010

2011 activity	$27	$-
2010 and prior activity	3	9

Total restructuring and severance costs	$30	$9

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee
	Terminations	Other Exit Costs	Total

Remaining liability as of December 31, 2010	$107	$84	$191
Net accruals	27	3	30
Noncash reductions(a)	(5)	—	(5)
Cash paid	(27)	(10)	(37)

Remaining liability as of March 31, 2011	$102	$77	$179

(a)	Noncash reductions relate to the settlement of certain employee-related liabilities with equity instruments.
     As of March 31, 2011, of the remaining liability of $179 million, $90 million was classified as a current liability in the consolidated balance sheet, with the remaining $89 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2017.
11. SEGMENT INFORMATION
     Time Warner classifies its operations into three reportable segments: Networks, consisting principally of cable television networks and multi-channel premium pay television services that provide programming; Filmed Entertainment, consisting principally of feature film, television, home video and interactive videogame production and distribution; and Publishing, consisting principally of magazine publishing.
     Information as to the revenues, intersegment revenues, operating income (loss) and assets of Time Warner in each of its reportable segments is set forth below (millions).

	Three Months Ended March 31,
	2011	2010
Revenues
Networks	$3,496	$2,958
Filmed Entertainment	2,604	2,694
Publishing	798	799
Intersegment eliminations	(215)	(129)

Total revenues	$6,683	$6,322

	Three Months Ended March 31,
	2011	2010
Intersegment Revenues
Networks	$21	$17
Filmed Entertainment	183	109
Publishing	11	3

Total intersegment revenues	$215	$129

	Three Months Ended March 31,
	2011	2010
Operating Income (Loss)
Networks	$1,162	$1,201
Filmed Entertainment	158	307
Publishing	63	50
Corporate	(93)	(108)
Intersegment eliminations	(20)	13

Total operating income (loss)	$1,270	$1,463

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		December 31,
	March 31, 2011	2010
Assets
Networks	$37,931	$37,596
Filmed Entertainment	17,560	18,019
Publishing	6,157	6,209
Corporate	4,094	4,700

Total assets	$65,742	$66,524

12. COMMITMENTS AND CONTINGENCIES
Commitments
Six Flags
     In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of TWC in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including: annual payments made at the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are approximately $1.0 billion (for a net present value of approximately $410 million). To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.
     Six Flags Entertainment Corporation (formerly known as Six Flags, Inc. and Premier Parks Inc.) (“Six Flags”), which has the controlling interest in the Parks, has agreed, pursuant to a subordinated indemnity agreement (the “Subordinated Indemnity Agreement”), to guarantee the performance of the Guaranteed Obligations when due and to indemnify Historic TW, among others, if the Six Flags Guarantee is called upon. If Six Flags defaults in its indemnification obligations, Historic TW has the right to acquire control of the managing partner of the Parks. Six Flags’ obligations to Historic TW are further secured by its interest in all limited partnership units held by Six Flags.
     In connection with Six Flags’ emergence from bankruptcy, on April 30, 2010, a Time Warner subsidiary (TW-SF LLC), as lender, entered into a 5-year $150 million multiple draw term facility with certain affiliates of the Partnerships, as borrowers, which can be used only to fund such affiliates’ annual obligations to purchase certain limited partnership units of the Partnerships. Any loan made under the facility will mature 5 years from its respective funding date. No loan was made under the facility in 2010 and none will be made in 2011. The facility will expire on April 30, 2015, unless it terminates earlier upon election by the borrowers or due to the acceleration or certain refinancings of Six Flags’ secured credit facility.
     Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under these Guaranteed Obligations and no liability for the arrangements has been recognized at March 31, 2011. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     On March 10, 2011, Charlie Sheen and 9th Step Productions (collectively, “Sheen”) filed a lawsuit in the Superior Court for the County of Los Angeles against WB Studio Enterprises, Inc. (“WB Studios”), a subsidiary of Warner Bros. Entertainment Inc., and Chuck Lorre and Chuck Lorre Productions, the co-creator and co-executive producer of the television series Two and a Half Men. Plaintiffs’ complaint asserts several causes of action in connection with WB Studios’ termination of Sheen’s contract for the Two and a Half Men series, including breach of contract claims and intentional interference tort claims. Plaintiffs’ complaint seeks monetary damages of $100 million, among other damages in unspecified amounts. WB Studios, through its division Warner Bros. Television, is seeking to arbitrate both the plaintiffs’ claims and WB Studios’ claims before JAMS, Inc. (“JAMS”), and on March 7, 2011 JAMS commenced arbitration.
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
Income Tax Uncertainties
     During the three months ended March 31, 2011, the Company recorded net incremental income tax reserves of approximately $33 million. Of the $33 million additional income tax reserves, approximately $25 million would affect the Company’s effective tax rate if reversed. During the three months ended March 31, 2011, the Company recorded interest reserves related to the income tax reserves of approximately $12 million.
13. RELATED PARTY TRANSACTIONS
     The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. These transactions have been executed on terms comparable to the terms of transactions with unrelated third parties and primarily include the licensing of broadcast rights to The CW broadcast network for film and television product, by the Filmed Entertainment segment and the licensing of rights to carry cable television programming provided by the Networks segment. Revenues from transactions with related parties were $107 million and $87 million for the three months ended March 31, 2011 and 2010, respectively, and expenses from transactions with related parties were $14 million and $17 million for the three months ended March 31, 2011 and 2010, respectively.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
14. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     Additional financial information with respect to cash (payments) and receipts is as follows (millions):

	Three Months Ended March 31,
	2011	2010

Cash payments made for interest	$(218)	$(153)
Cash interest received	5	5

Cash interest payments, net	$(213)	$(148)

Cash payments made for income taxes	$(141)	$(88)
Income tax refunds received	4	8

Cash tax payments, net	$(137)	$(80)

Interest Expense, Net
     Interest expense, net, consists of (millions):

	Three Months Ended March 31,
	2011	2010

Interest income	$37	$25
Interest expense	(311)	(321)

Total interest expense, net	$(274)	$(296)

Other Loss, Net
     Other loss, net, consists of (millions):

	Three Months Ended March 31,
	2011	2010

Investment gains (losses), net	$4	$(3)
Premiums paid and transaction costs incurred in connection with debt redemption	-	(55)
Loss on equity method investees	(18)	-
Other	-	5

Total other loss, net	$(14)	$(53)

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of (millions):

		December 31,
	March 31, 2011	2010

Accounts payable	$765	$846
Accrued expenses	1,902	2,087
Participations payable	2,350	2,480
Programming costs payable	880	737
Accrued compensation	613	1,051
Accrued interest	340	284
Accrued income taxes	348	248

Total accounts payable and accrued liabilities	$7,198	$7,733

Other Noncurrent Liabilities
     Other noncurrent liabilities consist of (millions):

		December 31,
	March 31, 2011	2010

Noncurrent tax and interest reserves	$2,367	$2,397
Participations payable	806	806
Programming costs payable	1,195	1,227
Noncurrent pension and post retirement liabilities	562	565
Deferred compensation	602	575
Other noncurrent liabilities	606	597

Total other noncurrent liabilities	$6,138	$6,167

Accounting for Collaborative Arrangements
     The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute theatrical productions (“co-financing arrangements”) and the arrangement entered into with CBS Broadcasting, Inc. (“CBS”) and The National Collegiate Athletic Association (the “NCAA”) that provides Turner and CBS with exclusive television, Internet and wireless rights to the NCAA Division 1 Men’s Basketball Championship events (the “NCAA Tournament”) in the United States and its territories and possessions from 2011 through 2024.
     During the first quarter of 2011, Turner and CBS began jointly producing and distributing the NCAA Tournament and related programming. The events were televised on Turner’s TNT, TBS and truTV networks and on the CBS network. The aggregate programming rights fee of approximately $10.8 billion, which is being shared equally by Turner and CBS, is being paid by Turner to the NCAA over the 14-year term of the agreement, and Turner and CBS are equally sharing advertising and sponsorship revenues and production costs. In the event, however, that the cash paid for the programming rights and production costs, in any given year, exceeds advertising and sponsorship revenues, CBS’s share of such shortfall is limited to specified annual amounts (the “loss cap”), ranging from approximately $90 million to $30 million. The amount incurred by the Company pursuant to the loss cap was not significant.
     In accounting for this arrangement, the Company recorded advertising revenue for the advertisements aired on the Turner networks. In addition, the Company amortized Turner’s share of the rights fee based on the ratio of current period advertising revenue to its estimate of total advertising revenue over the term of the agreement.
     For the Company’s collaborative arrangements related to arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $87 million were recorded in costs of revenues for each of the three months ended March 31, 2011 and 2010.

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

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Balance Sheet
March 31, 2011
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and equivalents	$2,009	$290	$730	$-	$3,029
Receivables, net	34	662	5,158	-	5,854
Inventories	-	453	1,495	-	1,948
Deferred income taxes	571	573	499	(1,072)	571
Prepaid expenses and other current assets	97	64	340	-	501

Total current assets	2,711	2,042	8,222	(1,072)	11,903
Noncurrent inventories and film costs	-	1,604	4,590	(94)	6,100
Investments in amounts due to and from consolidated subsidiaries	45,357	22,086	11,361	(78,804)	-
Investments, including available-for-sale securities	95	417	2,077	(606)	1,983
Property, plant and equipment, net	363	451	3,077	-	3,891
Intangible assets subject to amortization, net	-	-	2,420	-	2,420
Intangible assets not subject to amortization	-	2,007	5,826	-	7,833
Goodwill	-	9,879	20,133	-	30,012
Other assets	250	186	1,164	-	1,600

Total assets	$48,776	$38,672	$58,870	$(80,576)	$65,742

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$886	$753	$5,692	$(133)	$7,198
Deferred revenue	-	10	928	(15)	923
Debt due within one year	-	10	18	-	28

Total current liabilities	886	773	6,638	(148)	8,149
Long-term debt	11,762	4,739	34	-	16,535
Due (to) from affiliates	(886)	-	886	-	-
Deferred income taxes	2,374	3,256	2,879	(6,135)	2,374
Deferred revenue	-	-	370	(65)	305
Other noncurrent liabilities	2,403	2,022	3,554	(1,841)	6,138
Equity
Due (to) from Time Warner and subsidiaries	-	(21,772)	(991)	22,763	-
Other shareholders’ equity	32,237	49,654	45,496	(95,150)	32,237

Total Time Warner Inc. shareholders’ equity	32,237	27,882	44,505	(72,387)	32,237
Noncontrolling interests	-	-	4	-	4

Total equity	32,237	27,882	44,509	(72,387)	32,241

Total liabilities and equity	$48,776	$38,672	$58,870	$(80,576)	$65,742

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Balance Sheet
December 31, 2010
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and equivalents	$2,815	$256	$592	$-	$3,663
Receivables, net	26	639	5,748	-	6,413
Inventories	-	496	1,424	-	1,920
Deferred income taxes	581	583	507	(1,090)	581
Prepaid expenses and other current assets	126	80	355	-	561

Total current assets	3,548	2,054	8,626	(1,090)	13,138
Noncurrent inventories and film costs	-	1,643	4,443	(101)	5,985
Investments in amounts due to and from consolidated subsidiaries	44,677	21,709	11,381	(77,767)	-
Investments, including available-for-sale securities	101	383	1,903	(591)	1,796
Property, plant and equipment, net	346	448	3,080	-	3,874
Intangible assets subject to amortization, net	-	-	2,492	-	2,492
Intangible assets not subject to amortization	-	2,007	5,820	-	7,827
Goodwill	-	9,879	20,115	-	29,994
Other assets	228	142	1,048	-	1,418

Total assets	$48,900	$38,265	$58,908	$(79,549)	$66,524

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$676	$730	$6,401	$(74)	$7,733
Deferred revenue	-	19	882	(17)	884
Debt due within one year	-	9	17	-	26

Total current liabilities	676	758	7,300	(91)	8,643
Long-term debt	11,761	4,728	34	-	16,523
Due (to) from affiliates	(858)	-	858	-	-
Deferred income taxes	1,950	3,220	2,859	(6,079)	1,950
Deferred revenue	-	-	363	(67)	296
Other noncurrent liabilities	2,431	2,058	3,635	(1,957)	6,167
Equity
Due (to) from Time Warner and subsidiaries	-	(21,172)	(680)	21,852	-
Other shareholders’ equity	32,940	48,673	44,534	(93,207)	32,940

Total Time Warner Inc. shareholders’ equity	32,940	27,501	43,854	(71,355)	32,940
Noncontrolling interests	-	-	5	-	5

Total equity	32,940	27,501	43,859	(71,355)	32,945

Total liabilities and equity	$48,900	$38,265	$58,908	$(79,549)	$66,524

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Three Months Ended March 31, 2011
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$1,548	$5,309	$(174)	$6,683
Costs of revenues	-	(782)	(3,091)	146	(3,727)
Selling, general and administrative	(88)	(235)	(1,293)	25	(1,591)
Amortization of intangible assets	-	-	(68)	-	(68)
Restructuring and severance costs	1	(3)	(28)	-	(30)
Gain on operating assets	-	-	3	-	3

Operating income	(87)	528	832	(3)	1,270
Equity in pretax income (loss) of consolidated subsidiaries	1,243	811	396	(2,450)	-
Interest expense, net	(187)	(92)	3	2	(274)
Other loss, net	13	(4)	-	(23)	(14)

Income before income taxes	982	1,243	1,231	(2,474)	982
Income tax provision	(331)	(417)	(414)	831	(331)

Net income	651	826	817	(1,643)	651
Less Net loss attributable to noncontrolling interests	2	2	2	(4)	2

Net income attributable to Time Warner Inc. shareholders	$653	$828	$819	$(1,647)	$653

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Three Months Ended March 31, 2010
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$1,342	$5,022	$(42)	$6,322
Costs of revenues	-	(599)	(2,789)	35	(3,353)
Selling, general and administrative	(106)	(224)	(1,162)	4	(1,488)
Amortization of intangible assets	-	-	(68)	-	(68)
Restructuring and severance costs	-	-	(9)	-	(9)
Gain on operating assets	-	59	-	-	59

Operating income	(106)	578	994	(3)	1,463
Equity in pretax income (loss) of consolidated subsidiaries	1,459	989	411	(2,859)	-
Interest expense, net	(180)	(108)	(8)	-	(296)
Other loss, net	(59)	-	34	(28)	(53)

Income before income taxes	1,114	1,459	1,431	(2,890)	1,114
Income tax provision	(389)	(502)	(509)	1,011	(389)

Net income	725	957	922	(1,879)	725
Less Net loss attributable to noncontrolling interests	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$725	$957	$922	$(1,879)	$725

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2011
(Unaudited; millions)

			Non-
	Parent	Guarantor	Guarantor		Time Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATIONS
Net income	$651	$826	$817	$(1,643)	$651
Adjustments for noncash and nonoperating items:
Depreciation and amortization	7	34	190	-	231
Amortization of film and television costs	-	624	1,179	1	1,804
(Gain) loss on investments and other assets, net	(4)	(1)	1	-	(4)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(1,243)	(811)	(396)	2,450	-
Equity in losses of investee companies, net of cash distributions	(2)	3	31	-	32
Equity-based compensation	16	24	62	-	102
Deferred income taxes	51	32	30	(62)	51
Changes in operating assets and liabilities, net of acquisitions	161	(182)	(1,281)	(740)	(2,042)
Intercompany	-	268	(268)	-	-

Cash provided by operations from continuing operations	(363)	817	365	6	825

INVESTING ACTIVITIES
Investments in available-for-sale securities	-	-	-	-	-
Investments and acquisitions, net of cash acquired	-	(3)	(157)	-	(160)
Capital expenditures	(23)	(23)	(106)	-	(152)
Advances to (from) parent and consolidated subsidiaries	642	(147)	-	(495)	-
Other investment proceeds	(1)	2	4	-	5

Cash used by investing activities from continuing operations	618	(171)	(259)	(495)	(307)

FINANCING ACTIVITIES
Borrowings	-	-	22	-	22
Debt repayments	-	-	(21)	-	(21)
Proceeds from exercise of stock options	118	-	-	-	118
Excess tax benefit on stock options	14	-	-	-	14
Principal payments on capital leases	-	(2)	-	-	(2)
Repurchases of common stock	(959)	-	-	-	(959)
Dividends paid	(261)	-	-	-	(261)
Other financing activities	27	(10)	(80)	-	(63)
Change in due to/from parent and investment in segment	-	(600)	111	489	-

Cash used by financing activities from continuing operations	(1,061)	(612)	32	489	(1,152)

Cash provided (used) by continuing operations	(806)	34	138	-	(634)

Cash used by operations from discontinued operations	-	-	-	-	-

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(806)	34	138	-	(634)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,815	256	592	-	3,663

CASH AND EQUIVALENTS AT END OF PERIOD	$2,009	$290	$730	$-	$3,029

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Cash Flows
For The Three Months Ended March 31, 2010
(Unaudited; millions)

			Non-
	Parent	Guarantor	Guarantor		Time Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATIONS
Net income	$725	$957	$922	$(1,879)	$725
Adjustments for noncash and nonoperating items:
Depreciation and amortization	9	34	189	-	232
Amortization of film and television costs	-	457	925	2	1,384
(Gain) loss on investments and other assets, net	4	-	-	-	4
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(1,459)	(989)	(411)	2,859	-
Equity in losses of investee companies, net of cash distributions	-	7	5	-	12
Equity-based compensation	16	22	52	-	90
Deferred income taxes	10	(7)	5	2	10
Changes in operating assets and liabilities, net of acquisitions	433	45	(599)	(980)	(1,101)
Intercompany	-	105	(105)	-	-

Cash provided by operations from continuing operations	(262)	631	983	4	1,356

INVESTING ACTIVITIES
Investments in available-for-sale securities	-	-	(1)	-	(1)
Investments and acquisitions, net of cash acquired	(1)	(287)	(186)	-	(474)
Capital expenditures	(1)	(15)	(73)	-	(89)
Advances to (from) parent and consolidated subsidiaries	(64)	(440)	-	504	-
Other investment proceeds	22	2	5	-	29

Cash used by investing activities from continuing operations	(44)	(740)	(255)	504	(535)

FINANCING ACTIVITIES
Borrowings	2,043	-	49	-	2,092
Debt repayments	(773)	-	(896)	-	(1,669)
Proceeds from exercise of stock options	42	-	-	-	42
Excess tax benefit on stock options	1	-	-	-	1
Principal payments on capital leases	-	(3)	(1)	-	(4)
Repurchases of common stock	(514)	-	-	-	(514)
Dividends paid	(248)	-	-	-	(248)
Other financing activities	(64)	-	-	-	(64)
Change in due to/from parent and investment in segment	-	180	328	(508)	-

Cash used by financing activities from continuing operations	487	177	(520)	(508)	(364)

Cash provided (used) by continuing operations	181	68	208	-	457

Cash used by operations from discontinued operations	(23)	-	-	-	(23)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	158	68	208	-	434
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,863	138	732	-	4,733

CASH AND EQUIVALENTS AT END OF PERIOD	$4,021	$206	$940	$-	$5,167

Part II. Other Information
Item 1. Legal Proceedings.
     The following information supplements and amends the disclosure set forth in Part I, Item 3. Legal Proceedings, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).
     On March 10, 2011, Charlie Sheen and 9th Step Productions (collectively, “Sheen”) filed a lawsuit in the Superior Court for the County of Los Angeles against WB Studio Enterprises, Inc. (“WB Studios”), a subsidiary of Warner Bros. Entertainment Inc., and Chuck Lorre and Chuck Lorre Productions, the co-creator and co-executive producer of the television series Two and a Half Men. Plaintiffs’ complaint asserts several causes of action in connection with WB Studios’ termination of Sheen’s contract for the Two and a Half Men series, including breach of contract claims and intentional interference tort claims. Plaintiffs’ complaint seeks monetary damages of $100 million, among other damages in unspecified amounts. WB Studios, through its division Warner Bros. Television, is seeking to arbitrate both the plaintiffs’ claims and WB Studios’ claims before JAMS, Inc. (“JAMS”), and on March 7, 2011 JAMS commenced arbitration.
Item 1A. Risk Factors.
     There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the 2010 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
     The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2011.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid Per Share(1)	Programs(2)	Plans or Programs(1)
January 1, 2011 – January 31, 2011	4,763,455	$32.81	4,763,455	$4,843,698,548
February 1, 2011 – February 28, 2011	9,549,999	$36.84	9,549,999	$4,491,924,693
March 1, 2011 – March 31, 2011	13,654,714	$35.99	13,654,714	$4,000,529,659

Total	27,968,168	$35.74	27,968,168	$4,000,529,659

(1)
The calculation of the average price paid per share and the approximate dollar value of shares that may yet be purchased under the plans or programs do not give effect to any fees, commissions or other costs associated with the share repurchases.

(2)
On February 2, 2011, the Company announced that its Board of Directors had authorized an increase to $5.0 billion in share repurchases beginning January 1, 2011, from the approximately $1.0 billion remaining at December 31, 2010 under the prior $3.0 billion authorization. Purchases under the stock repurchase program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. In the past, the Company has repurchased shares of Common Stock pursuant to trading programs under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, and it may repurchase shares of Common Stock under such trading programs in the future.

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

TIME WARNER INC. (Registrant)
Date: May 4, 2011	/s/ John K. Martin, Jr.
John K. Martin, Jr.
Executive Vice President, Chief Financial and Administrative Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. †

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in eXtensible Business Reporting Language (XBRL):

(i) Consolidated Balance Sheet at March 31, 2011 and December 31, 2010, (ii) Consolidated Statement of Operations for the three months ended March 31, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010, (iv) Consolidated Statement of Equity for the three months ended March 31, 2011 and 2010, (v) Notes to Consolidated Financial Statements and (vi) Supplementary Information — Condensed Consolidating Financial Statements. † †

†
This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

† †
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.