Form 10-Q
period 2011-06-30
TIME WARNER INC.
filed 2011-08-03
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2011 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ________________________to _________________________
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Description of Class	as of July 26, 2011
Common Stock – $.01 par value	1,044,776,990

TIME WARNER INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page
PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Results of Operations and Financial Condition	1
Item 4. Controls and Procedures	18
Consolidated Balance Sheet at June 30, 2011 and December 31, 2010	19
Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2011 and 2010	20
Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2011 and 2010	21
Consolidated Statement of Equity for the Six Months Ended June 30, 2011 and 2010	22
Notes to Consolidated Financial Statements	23
Supplementary Information	37

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	46
Item 1A. Risk Factors	46
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 5. Other Information	47
Item 6. Exhibits	47
EX-10.1
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

•
Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2011. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of significant transactions and events that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2011 and cash flows for the six months ended June 30, 2011.
•
Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
OVERVIEW
     Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, CNN, HBO, Cinemax, Warner Bros., New Line Cinema, People, Sports Illustrated and Time. During the six months ended June 30, 2011, the Company generated revenues of $13.713 billion (up 8% from $12.699 billion in 2010), Operating Income of $2.536 billion (down 5% from $2.657 billion in 2010), Net Income attributable to Time Warner shareholders of $1.291 billion (essentially flat compared to $1.287 billion in 2010) and Cash Provided by Operations from Continuing Operations of $868 million (down 37% from $1.388 billion in 2010).
Time Warner Businesses
     Time Warner classifies its operations into three reportable segments: Networks, Filmed Entertainment and Publishing. For additional information regarding Time Warner’s business segments, refer to Note 11, “Segment Information,” in the accompanying consolidated financial statements.
     Networks. Time Warner’s Networks segment consists of Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“Home Box Office”). During the six months ended June 30, 2011, the Networks segment generated revenues of $6.947 billion (50% of the Company’s overall revenues) and $2.186 billion in Operating Income.
     Turner operates domestic and international networks, including such recognized brands as TNT, TBS, CNN and Cartoon Network, which are among the leaders in advertising-supported cable television networks. The Turner networks generate revenues principally from providing programming to affiliates that have contracted to receive and distribute this programming and from the sale of advertising. Turner also operates various websites, including CartoonNetwork.com, CNN.com, Golf.com, NASCAR.com, NCAA.com and SI.com that generate revenues principally from the sale of advertising. During the first quarter of 2011, as part of a 14-year arrangement with CBS Broadcasting, Inc. (“CBS”) and The National Collegiate Athletic Association (the “NCAA”), Turner and CBS began jointly producing and distributing the NCAA Division I Men’s Basketball Championship events (the “NCAA Tournament”) and related programming across television, Internet and wireless platforms. The events were televised on Turner’s TNT, TBS and truTV networks and on the CBS network.
     Home Box Office operates the HBO and Cinemax multi-channel premium pay television services, with the HBO service ranking as the most widely distributed domestic multi-channel premium pay television service. Home Box Office generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to their customers who choose to subscribe to the HBO or Cinemax services. An additional source of revenues for Home Box Office is the sale and licensing of its original programming, including The Pacific, Sex and the City, True Blood and Boardwalk Empire. On May 2, 2011, Home Box Office launched HBO GO, its authenticated online video service, on mobile devices including the iPad, iPhone and Android smart phones. HBO GO was available to approximately 80% of HBO’s domestic subscriber base as of August 3, 2011.
     The Company’s Networks segment has been pursuing international expansion in select areas for the past several years. During the first quarter of 2011, Home Box Office purchased an additional 8% equity interest in HBO Latin America Group, consisting of HBO Brazil, HBO Olé and HBO Latin America Production Services (collectively, “HBO LAG”), for $65 million, resulting in Home Box Office owning 88% of the equity interests in HBO LAG. The investment in HBO LAG is accounted for under the equity method of accounting, because control of the entity is shared with the remaining minority partner. The Company anticipates that international expansion will continue to be an area of focus at the Networks segment for the foreseeable future.
     Filmed Entertainment. Time Warner’s Filmed Entertainment segment consists of businesses managed by the Warner Bros. Entertainment Group (“Warner Bros.”) that principally produce and distribute theatrical motion pictures, including The Hangover Part II and Harry Potter and the Deathly Hallows: Part 2, as well as television shows and videogames. During the six months ended June 30, 2011, the Filmed Entertainment segment generated revenues of $5.451 billion (37% of the Company’s overall revenues) and $312 million in Operating Income.

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
     Warner Bros. continues to be an industry leader in the television content business. For the 2011-2012 broadcast season, Warner Bros. expects to produce more than 30 scripted primetime series, with at least three series for each of the five broadcast networks (including Two and a Half Men, The Mentalist, The Big Bang Theory, Mike & Molly, Vampire Diaries, Fringe and The Middle) and original series for several cable networks (including The Closer, Rizzoli & Isles and Pretty Little Liars). Internationally, Warner Bros. is forming a group of local television production companies in major territories with a focus on non-scripted programs and formats that can be sold internationally and adapted for sale in the U.S. Warner Bros. is also creating locally produced versions of programs owned by the studio and is developing original local television programming.
     The distribution of DVDs has been one of the largest drivers of the segment’s revenues and profits over the last several years. However, in recent years, home video revenues have declined as a result of several factors, including consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than DVD sales, the general economic downturn in the U.S. and many regions around the world, increasing competition for consumer discretionary time and spending, piracy, and the maturation of the standard definition DVD format. Reduced consumer spending on DVDs is being partially offset by growing sales of high definition Blu-ray Discs and increased sales through electronic delivery (particularly video-on-demand), which have higher gross margins than standard definition DVDs.
     Publishing. Time Warner’s Publishing segment consists principally of magazine publishing and related websites as well as marketing services and direct-marketing businesses that are all primarily conducted by Time Inc. During the six months ended June 30, 2011, the Publishing segment generated revenues of $1.744 billion (13% of the Company’s overall revenues) and $232 million in Operating Income.
     As of June 30, 2011, Time Inc. published 21 magazines in the U.S., including People, Sports Illustrated and Time, and over 70 magazines outside the U.S. The Publishing segment generates revenues primarily from the sale of print advertising, magazine subscriptions and newsstand sales. Digital Advertising revenues were 12% and 13% of Time Inc.’s total Advertising revenues for the three and six months ended June 30, 2011, respectively, compared to 14% for both the three and six months ended June 30, 2010.
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
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
RESULTS OF OPERATIONS
Significant Transactions and Other Items Affecting Comparability
     As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results has been affected by significant transactions and certain other items in each period as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/11	6/30/10	6/30/11	6/30/10

Asset impairments	$(11)	$-	$(11)	$-
Gain on operating assets	2	-	5	59
Other	(4)	(8)	(12)	(19)

Impact on Operating Income	(13)	(8)	(18)	40

Investment gains (losses), net	(7)	3	(3)	-
Amounts related to the separation of Time Warner Cable Inc.	1	(4)	5	(7)
Premiums paid and transaction costs incurred in connection with debt redemptions	-	(14)	-	(69)

Pretax impact(a)	(19)	(23)	(16)	(36)
Income tax impact of above items	11	5	14	28

Impact of items on net income attributable to Time Warner Inc. shareholders	$(8)	$(18)	$(2)	$(8)

(a)	For the three and six months ended June 30, 2010, pretax impact amount does not include $8 million and $11 million, respectively, of external costs related to mergers, acquisitions or dispositions.
     In addition to the items affecting comparability described above, the Company incurred restructuring and severance costs of $24 million and $54 million for the three and six months ended June 30, 2011, respectively, and $6 million and $15 million for the three and six months ended June 30, 2010, respectively. For further discussion of restructuring and severance costs, refer to “Consolidated Results” and “Business Segment Results.”
Asset Impairments
     For the three and six months ended June 30, 2011, the Company recorded an $11 million impairment of capitalized software costs at the Filmed Entertainment segment.
Gain on Operating Assets
     For the three and six months ended June 30, 2011, the Company recognized gains on operating assets of $2 million and $5 million, respectively.
     For the six months ended June 30, 2010, the Company recognized a $59 million gain at the Networks segment upon the acquisition of the controlling interest in HBO Central Europe (“HBO CE”), reflecting the recognition of the excess of the fair value over the Company’s carrying costs of its original investment in HBO CE.
Other
     Other reflects legal and other professional fees related to the defense of securities litigation matters for former employees totaling $2 million and $4 million for the three and six months ended June 30, 2011, respectively, and $8 million and $19 million for the three and six months ended June 30, 2010, respectively. Other also reflects external costs related to mergers, acquisitions or dispositions of $2 million and $8 million for the three and six months ended June 30, 2011, respectively.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Investment Gains (Losses), Net
     For the three and six months ended June 30, 2011, the Company recognized $7 million and $3 million, respectively, of net miscellaneous investment losses.
     For the three and six months ended June 30, 2010, the Company recognized $3 million and $0, respectively, of net miscellaneous investment gains.
Amounts Related to the Separation of Time Warner Cable Inc.
     For the three and six months ended June 30, 2011, the Company recognized $1 million and $5 million, respectively, of other income related to the net change in the estimated fair value and the exercise of Time Warner equity awards held by Time Warner Cable Inc. (“TWC”) employees.
     For the three and six months ended June 30, 2010, the Company recognized $4 million and $7 million, respectively, of other loss related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by TWC employees.
Premiums Paid and Transaction Costs Incurred in Connection with Debt Redemptions
     For the three and six months ended June 30, 2010, the Company recognized $14 million and $69 million, respectively, of premiums paid and transaction costs incurred on the repurchase and redemption of the Company’s outstanding 6.75% Notes due 2011, which was recorded in other loss, net in the accompanying consolidated statement of operations.
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
     Revenues. The components of revenues are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/11	6/30/10	% Change	6/30/11	6/30/10	% Change
Subscription	$2,391	$2,250	6%	$4,759	$4,462	7%
Advertising	1,626	1,505	8%	3,057	2,697	13%
Content	2,846	2,485	15%	5,579	5,278	6%
Other	167	137	22%	318	262	21%

Total revenues	$7,030	$6,377	10%	$13,713	$12,699	8%

     The increase in Subscription revenues for the three and six months ended June 30, 2011 was primarily related to an increase at the Networks segment. Advertising revenues increased for the three and six months ended June 30, 2011 primarily reflecting growth at the Networks segment. The increase in Content revenues for the three and six months ended June 30, 2011 was due primarily to increases at the Filmed Entertainment and Networks segments.
     Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Costs of Revenues. For the three months ended June 30, 2011 and 2010, costs of revenues totaled $4.044 billion and $3.599 billion, respectively, and, for the six months ended June 30, 2011 and 2010, costs of revenues totaled $7.771 billion and $6.952 billion, respectively. The increases in costs of revenues for the three and six months ended June 30, 2011 were driven primarily by increases at the Networks and Filmed Entertainment segments. The segment variations are discussed in “Business Segment Results.”
     Selling, General and Administrative Expenses. For the three months ended June 30, 2011, selling, general and administrative expenses increased 7% to $1.621 billion from $1.512 billion for the three months ended June 30, 2010 primarily due to an increase at the Networks segment. For the six months ended June 30, 2011, selling, general and administrative expenses increased 7% to $3.212 billion from $3.000 billion for the six months ended June 30, 2010 primarily due to an increase at the Networks segment. The segment variations are discussed in “Business Segment Results.”
     Included in costs of revenues and selling, general and administrative expenses is depreciation expense of $164 million and $327 million for the three and six months ended June 30, 2011, respectively, and $170 million and $334 million for the three and six months ended June 30, 2010, respectively.
     Amortization Expense. Amortization expense was flat at $66 million for the three months ended June 30, 2011 and 2010. For the six months ended June 30, 2011 and 2010, amortization expense was flat at $134 million.
     Restructuring and Severance Costs. For the three and six months ended June 30, 2011, the Company incurred restructuring and severance costs of $24 million and $54 million, respectively, primarily related to employee terminations and other exit activities, consisting of $6 million and $18 million, respectively, at the Networks segment, $16 million and $22 million, respectively, at the Filmed Entertainment segment, $2 million for both periods at the Corporate segment and, for the six months ended June 30, 2011, $12 million at the Publishing segment.
     For the three and six months ended June 30, 2010, the Company incurred restructuring and severance costs of $6 million and $15 million, respectively, primarily related to employee terminations and other exit activities, consisting of $3 million and $7 million, respectively, at the Filmed Entertainment segment and $3 million and $8 million, respectively, at the Publishing segment.
     Operating Income. Operating Income increased to $1.266 billion for the three months ended June 30, 2011 from $1.194 billion for the three months ended June 30, 2010. Excluding the items noted under “Significant Transactions and Other Items Affecting Comparability” totaling $13 million and $8 million of expense for the three months ended June 30, 2011 and 2010, respectively, Operating Income increased $77 million, primarily reflecting increases at the Networks and Publishing segments, partially offset by a decline at the Filmed Entertainment segment.
     Operating Income decreased to $2.536 billion for the six months ended June 30, 2011 from $2.657 billion for the six months ended June 30, 2010. Excluding the items noted under “Significant Transactions and Other Items Affecting Comparability” totaling $18 million of expense and $40 million of income for the six months ended June 30, 2011 and 2010, respectively, Operating Income decreased $63 million, primarily reflecting a decrease at the Filmed Entertainment segment, partially offset by increases at the Networks and Publishing segments.
     The segment variations are discussed under “Business Segment Results.”
     Interest Expense, Net. For the three months ended June 30, 2011, interest expense, net, increased to $314 million from $300 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, interest expense, net, decreased to $588 million from $596 million for the six months ended June 30, 2010. The changes for both the three and six months ended June 30, 2011 reflect higher average debt in 2011, primarily related to the issuance of $2.0 billion aggregate principal amount of debt securities in April 2011 and lower average interest rates due in part to the debt transactions the Company completed in 2010. Interest expense, net, for the six months ended June 30, 2011 includes interest income of $13 million recognized on amounts held in escrow in connection with a dispute that has been resolved.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Other Loss, Net. Other loss, net detail is shown in the table below (millions):

	Three Months Ended		Six Months Ended
	6/30/11	6/30/10	6/30/11	6/30/10
Investment gains (losses), net	$(7)	$3	$(3)	$-
Amounts related to the separation of TWC	1	(4)	5	(7)
Premiums paid and transaction costs incurred in connection with debt redemptions	-	(14)	-	(69)
Income (loss) from equity method investees	8	(3)	(10)	(3)
Other	(4)	1	(8)	9

Other loss, net	$(2)	$(17)	$(16)	$(70)

     The changes in Other loss, net related to investment gains (losses), net, amounts related to the separation of TWC and premiums paid and transaction costs incurred in connection with debt redemptions are discussed under “Significant Transactions and Other Items Affecting Comparability.” For the six months ended June 30, 2011, the remaining change in Other loss, net was due primarily to the unfavorable impact of foreign exchange rates and higher losses from equity method investees.
     Income Tax Provision. Income tax expense decreased to $313 million and $644 million for the three and six months ended June 30, 2011, respectively, from $317 million and $706 million for the three and six months ended June 30, 2010, respectively. The Company’s effective tax rate for continuing operations was 33% for both the three and six months ended June 30, 2011, respectively, compared to 36% and 35% for three and six months ended June 30, 2010, respectively. This decrease was primarily due to state and local tax law changes and the resolution of various state and local tax matters.
     Net Income. Net income increased to $637 million for the three months ended June 30, 2011 from $560 million for the three months ended June 30, 2010. Excluding the items noted under “Significant Transactions and Other Items Affecting Comparability” totaling $8 million and $18 million of expense, net for the three months ended June 30, 2011 and 2010, respectively, net income for the three months ended June 30, 2011 increased by $67 million, primarily reflecting higher Operating Income.
     Net income increased to $1.288 billion for the six months ended June 30, 2011 from $1.285 billion for the six months ended June 30, 2010. Excluding the items noted under “Significant Transactions and Other Items Affecting Comparability” totaling $2 million and $8 million of expense, net for the six months ended June 30, 2011 and 2010, respectively, net income for the six months ended June 30, 2011 decreased by $3 million, primarily reflecting lower Operating Income, partially offset by decreases in income tax expense.
     Net Loss Attributable to Noncontrolling Interests. For the three and six months ended June 30, 2011, net loss attributable to noncontrolling interests was $1 million and $3 million, respectively. For both the three and six months ended June 30, 2010, net loss attributable to noncontrolling interests was $2 million.
     Net Income Attributable to Time Warner Inc. Shareholders. Net income attributable to Time Warner Inc. shareholders was $638 million and $562 million for the three months ended June 30, 2011 and 2010, respectively. Basic and diluted net income per common share attributable to Time Warner Inc. common shareholders were $0.60 and $0.59, respectively, for the three months ended June 30, 2011 compared to $0.49 for both for the three months ended June 30, 2010.
     Net income attributable to Time Warner Inc. shareholders was $1.291 billion and $1.287 billion for the six months ended June 30, 2011 and 2010, respectively. Basic and diluted net income per common share attributable to Time Warner Inc. common shareholders were $1.19 and $1.18, respectively, for the six months ended June 30, 2011 compared to $1.12 and $1.11, respectively, for the six months ended June 30, 2010.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Business Segment Results
     Networks. Revenues and Operating Income of the Networks segment for the three and six months ended June 30, 2011 and 2010 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/11	6/30/10	% Change	6/30/11	6/30/10	% Change
Revenues:
Subscription	$2,043	$1,916	7%	$4,098	$3,804	8%
Advertising	1,114	1,002	11%	2,146	1,792	20%
Content	258	218	18%	630	470	34%
Other	36	34	6%	73	62	18%

Total revenues	3,451	3,170	9%	6,947	6,128	13%
Costs of revenues(a)	(1,718)	(1,534)	12%	(3,365)	(2,768)	22%
Selling, general and administrative(a)	(609)	(556)	10%	(1,191)	(1,047)	14%
Gain (loss) on operating assets	(2)	-	NM	(2)	59	(103%)
Restructuring and severance costs	(6)	-	NM	(18)	-	NM
Depreciation	(81)	(88)	(8%)	(164)	(172)	(5%)
Amortization	(11)	(11)	-	(21)	(18)	17%

Operating Income	$1,024	$981	4%	$2,186	$2,182	-

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     The increase in Subscription revenues for the three and six months ended June 30, 2011 consisted of an increase in domestic subscription revenues of $85 million and $206 million, respectively, mainly due to higher domestic subscription rates, and an increase in international subscription revenues of $42 million and $88 million, respectively, primarily due to international subscriber growth.
     The increase in Advertising revenues for the three and six months ended June 30, 2011 reflected domestic growth of $69 million and $260 million, respectively, mainly as a result of sports programming. International advertising revenues for the three and six months ended June 30, 2011 increased $43 million and $94 million, respectively, primarily due to international growth.
     The increase in Content revenues for the three and six months ended June 30, 2011 was due primarily to higher sales of Home Box Office’s original programming of $19 million and $111 million, respectively, and higher licensing revenues of $15 million and $39 million, respectively, at Turner.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The components of Costs of revenues for the Networks segment are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/11	6/30/10	% Change	6/30/11	6/30/10	% Change
Programming costs:
Originals and sports	$923	$793	16%	$1,751	$1,305	34%
Acquired films and syndicated series	445	460	(3%)	899	881	2%

Total programming costs	1,368	1,253	9%	2,650	2,186	21%
Other direct operating costs	350	281	25%	715	582	23%

Costs of revenues(a)	$1,718	$1,534	12%	$3,365	$2,768	22%

(a)	Costs of revenues exclude depreciation.
     The increases in Costs of revenues for the three and six months ended June 30, 2011 were driven by higher programming and other direct operating costs. The increase in programming costs for the three and six months ended June 30, 2011 reflected higher costs for originals and sports programming, primarily related to the NCAA Tournament programming. The increases in other direct operating costs for the three and six months ended June 30, 2011 were driven by higher international costs of $22 million and $44 million, respectively, related to international growth and higher Home Box Office distribution costs of $17 million and $49 million, respectively, primarily associated with the increase in content sales of Home Box Office’s original programming.
     For the three and six months ended June 30, 2011, selling, general and administrative expenses increased due primarily to higher marketing expenses of $50 million and $84 million, respectively, including expenses associated with an HBO GO national marketing campaign. Selling, general and administrative expenses for the six months ended June 30, 2011 also included higher international costs of $27 million primarily associated with growth.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the six months ended June 30, 2010 included a $59 million gain that was recognized upon the Company’s acquisition of the controlling interest in HBO CE, reflecting the excess of the fair value over the Company’s carrying costs of its original investment in HBO CE.
     Operating Income increased for the three and six months ended June 30, 2011 primarily due to higher revenues, partially offset by higher costs of revenues and selling, general and administrative expenses. Operating Income for the six months ended June 30, 2011 on a comparative basis was negatively affected by the absence in 2011 of the $59 million gain relating to HBO CE.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     Filmed Entertainment. Revenues and Operating Income of the Filmed Entertainment segment for the three and six months ended June 30, 2011 and 2010 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/11	6/30/10	% Change	6/30/11	6/30/10	% Change
Revenues:
Subscription	$20	$13	54%	$38	$25	52%
Advertising	21	17	24%	32	30	7%
Content	2,749	2,459	12%	5,284	5,100	4%
Other	57	27	111%	97	55	76%

Total revenues	2,847	2,516	13%	5,451	5,210	5%
Costs of revenues(a)	(2,107)	(1,839)	15%	(3,987)	(3,708)	8%
Selling, general and administrative(a)	(468)	(411)	14%	(936)	(834)	12%
Gain on operating assets	4	-	NM	7	-	NM
Asset impairments	(11)	-	NM	(11)	-	NM
Restructuring and severance costs	(16)	(3)	NM	(22)	(7)	214%
Depreciation	(50)	(45)	11%	(98)	(87)	13%
Amortization	(45)	(45)	-	(92)	(94)	(2%)

Operating Income	$154	$173	(11%)	$312	$480	(35%)

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     Content revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three and six months ended June 30, 2011 and 2010 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/11	6/30/10	% Change	6/30/11	6/30/10	% Change
Theatrical product:
Theatrical film	$443	$470	(6%)	$778	$967	(20%)
Home video and electronic delivery	708	550	29%	1,249	1,246	-
Television licensing	367	389	(6%)	761	799	(5%)
Consumer products and other	33	31	6%	64	48	33%

Total theatrical product	1,551	1,440	8%	2,852	3,060	(7%)

Television product:
Television licensing	666	691	(4%)	1,544	1,367	13%
Home video and electronic delivery	123	130	(5%)	258	286	(10%)
Consumer products and other	47	47	-	105	103	2%

Total television product	836	868	(4%)	1,907	1,756	9%

Other	362	151	140%	525	284	85%

Total Content revenues	$2,749	$2,459	12%	$5,284	$5,100	4%

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     For the three months ended June 30, 2011, theatrical product revenues from theatrical film decreased primarily due to lower revenues from theatrical films released in the current quarter of $51 million, partially offset by higher carryover revenues from releases in prior periods of $24 million. Five theatrical films were released in the second quarter of 2011 as compared to six in the prior year quarter. For the six months ended June 30, 2011, theatrical product revenues from theatrical film decreased primarily due to lower carryover revenues from releases in prior periods of $142 million and lower revenues from theatrical films released in the first six months of 2011 of $47 million. Ten theatrical films were released in the first half of 2011 as compared to 11 in the first half of 2010.
     Theatrical product revenues from home video and electronic delivery for the three months ended June 30, 2011, increased primarily due to an increase in revenues from current quarter releases of $219 million, partially offset by lower carryover revenues from releases in prior periods and catalog revenues of $61 million. There were six releases in the current quarter as compared to four in the prior year quarter. For the six months ended June 30, 2011, theatrical product revenues from home video and electronic delivery were essentially flat compared to the six months ended June 30, 2010, primarily due to higher carryover revenues from releases in prior periods and catalog revenues of $58 million, offset by lower revenues from current year-to-date releases in the first six months of 2011 of $55 million. There were 11 releases in the first half of 2011 as compared to 15 in the first half of 2010.
     Theatrical product revenues from television licensing decreased for the three and six months ended June 30, 2011 due primarily to the mix of availabilities.
     The decrease in television product licensing fees for the three months ended June 30, 2011 was primarily due to lower revenues from initial telecasts. The increase in television product licensing fees for the six months ended June 30, 2011 was due to higher revenues from worldwide syndication of $113 million and higher revenues from initial telecasts of $64 million.
     Television product revenues from home video and electronic delivery decreased for the three and six months ended June 30, 2011 due to the timing and mix of product.
     For the three and six months ended June 30, 2011, Other content revenues increased primarily due to higher revenues from interactive videogames released in the current quarter of $170 million and interactive videogames released in the first six months of 2011 of $254 million, respectively. Five interactive videogames were released in the second quarter of 2011 as compared to two in the prior year quarter. Six interactive videogames were released in the first half of 2011 as compared to two in the first half of 2010.
     The components of Costs of revenues for the Filmed Entertainment segment are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/11	6/30/10	% Change	6/30/11	6/30/10	% Change
Film costs	$1,256	$1,171	7%	$2,403	$2,304	4%
Print and advertising costs	539	466	16%	1,033	960	8%
Other, including merchandise and related costs	312	202	54%	551	444	24%

Costs of revenues(a)	$2,107	$1,839	15%	$3,987	$3,708	8%

(a)	Costs of revenues exclude depreciation.
     Costs of revenues for the three and six months ended June 30, 2011 increased due to higher other costs, film costs and print and advertising costs. Other costs increased for the three and six months ended June 30, 2011 primarily due to higher distribution costs primarily associated with the increase in theatrical home video and interactive videogame sales. Film costs and print and advertising costs for the three and six months ended June 30, 2011 increased due mainly to the mix of

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
product released. Film costs for the three and six months ended June 30, 2011 included net theatrical film valuation adjustments of $50 million as a result of revisions to estimates of ultimate revenue for certain theatrical films. For the three and six months ended June 30, 2010, there were no such net adjustments.
     The increase in selling, general and administrative expenses for the three and six months ended June 30, 2011 was primarily due to higher costs associated with new business initiatives and acquisitions of $20 million and $35 million, respectively, and higher distribution costs of $13 million and $22 million, respectively, primarily associated with third-party videogames.
     As previously noted under “Significant Transactions and Other Items Affecting Comparability,” the results for the three and six months ended June 30, 2011 included an $11 million impairment of an intangible asset. The Filmed Entertainment segment incurred $16 million and $22 million of restructuring and severance costs for the three and six months ended June 30, 2011, respectively, and expects to incur additional restructuring and severance costs of approximately $40 million for the remainder of the year.
     The decrease in Operating Income for the three and six months ended June 30, 2011 was primarily due to higher costs of revenues and selling, general and administrative expenses, partially offset by higher revenues.
     Publishing. Revenues and Operating Income of the Publishing segment for the three and six months ended June 30, 2011 and 2010 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/11	6/30/10	% Change	6/30/11	6/30/10	% Change
Revenues:
Subscription	$328	$321	2%	$623	$633	(2%)
Advertising	508	503	1%	910	904	1%
Content	25	16	56%	41	30	37%
Other	85	79	8%	170	151	13%

Total revenues	946	919	3%	1,744	1,718	2%
Costs of revenues(a)	(354)	(343)	3%	(666)	(650)	2%
Selling, general and administrative(a)	(387)	(383)	1%	(762)	(779)	(2%)
Restructuring and severance costs	-	(3)	NM	(12)	(8)	50%
Depreciation	(26)	(27)	(4%)	(51)	(56)	(9%)
Amortization	(10)	(10)	-	(21)	(22)	(5%)

Operating Income	$169	$153	10%	$232	$203	14%

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
     For the three months ended June 30, 2011, Subscription revenues increased primarily due to higher domestic subscription revenues of $5 million. For the six months ended June 30, 2011, Subscription revenues decreased primarily due to lower international revenues of $6 million and lower domestic newsstand revenues of $5 million.
     For the three months ended June 30, 2011, Advertising revenues increased primarily driven by higher custom publishing revenues of $6 million. For the six months ended June 30, 2011, Advertising revenues increased primarily due to higher domestic print advertising revenues of $12 million, partially offset by lower digital advertising revenues of $9 million, which included the negative impact of the transfer of management of SI.com and Golf.com to Turner in the fourth quarter of 2010.
     The increase in Other revenues for the three and six months ended June 30, 2011 was due to the license fee for SI.com and Golf.com received from Turner following the transfer of the websites’ management to Turner.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
     The components of Costs of revenues for the Publishing segment are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/11	6/30/10	% Change	6/30/11	6/30/10	% Change
Production costs	$220	$202	9%	$402	$381	6%
Editorial costs	117	120	(3%)	232	232	-
Other	17	21	(19%)	32	37	(14%)

Costs of revenues(a)	$354	$343	3%	$666	$650	2%

(a)	Costs of revenues exclude depreciation.
     For the three and six months ended June 30, 2011, Costs of revenues increased 3% and 2%, respectively, primarily due to higher production costs, which largely reflected higher paper costs.
     For the three and six months ended June 30, 2011, Selling, general and administrative expenses were essentially flat compared to the three and six months ended June 30, 2010.
     Operating Income increased for the three and six months ended June 30, 2011 due primarily to the increase in revenues, partially offset by higher costs of revenues.
     Corporate. Operating Loss of the Corporate segment for the three and six months ended June 30, 2011 and 2010 was as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/11	6/30/10	% Change	6/30/11	6/30/10	% Change
Selling, general and administrative(a)	$(77)	$(80)	(4%)	$(163)	$(179)	(9%)
Restructuring and severance costs	(2)	-	NM	(2)	-	NM
Depreciation	(7)	(10)	(30%)	(14)	(19)	(26%)

Operating Loss	$(86)	$(90)	(4%)	$(179)	$(198)	(10%)

(a)	Selling, general and administrative expenses exclude depreciation.
     Operating Loss decreased for the three and six months ended June 30, 2011 compared to the prior year due primarily to lower legal and other professional fees related to the defense of former employees in various lawsuits of $6 million and $15 million, respectively.
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments, the purchase of common stock under the Company’s repurchase program and scheduled debt repayments. Time Warner’s sources of cash include cash provided by operations, cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at June 30, 2011 was $8.593 billion, which included $3.520 billion of cash and equivalents.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
Current Financial Condition
     At June 30, 2011, Time Warner had $18.541 billion of debt, $3.520 billion of cash and equivalents (net debt, defined as total debt less cash and equivalents, of $15.021 billion) and $31.716 billion of shareholders’ equity, compared to $16.549 billion of debt, $3.663 billion of cash and equivalents (net debt of $12.886 billion) and $32.940 billion of shareholders’ equity at December 31, 2010.
     The following table shows the significant items contributing to the increase in net debt from December 31, 2010 to June 30, 2011 (millions):

Balance at December 31, 2010	$12,886
Cash provided by operations from continuing operations	(868)
Capital expenditures	337
Dividends paid to common stockholders	514
Investments and acquisitions, net	283
Proceeds from the sale of investments	(30)
Repurchases of common stock	1,976
All other, net	(77)

Balance at June 30, 2011	$15,021

     On January 25, 2011, Time Warner’s Board of Directors increased the amount remaining on the Company’s common stock repurchase program to $5.0 billion for share repurchases beginning January 1, 2011. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2011 through July 29, 2011, the Company repurchased 65 million shares of common stock for $2.313 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Cash Flows
     Cash and equivalents decreased by $143 million for the six months ended June 30, 2011 and decreased by $495 million, including $23 million of cash used by discontinued operations, for the six months ended June 30, 2010. Components of these changes are discussed below in more detail.
Operating Activities from Continuing Operations
     Details of cash provided by operations from continuing operations are as follows (millions):

	Six Months Ended
	6/30/11	6/30/10
Operating Income	$2,536	$2,657
Depreciation and amortization	461	468
Net interest payments(a)	(500)	(533)
Net income taxes paid(b)	(571)	(724)
All other, net, including working capital changes	(1,058)	(480)

Cash provided by operations from continuing operations	$868	$1,388

(a)	Includes cash interest received of $25 million and $13 million for the six months ended June 30, 2011 and 2010, respectively.

(b)	Includes income tax refunds received of $40 million and $50 million for the six months ended June 30, 2011 and 2010, respectively, and payments to TWC of $0 and $87 million for the six months ended June 30, 2011 and 2010, respectively, pursuant to an income tax sharing arrangement.
     Cash provided by operations from continuing operations decreased to $868 million for the six months ended June 30, 2011 from $1.388 billion for the six months ended June 30, 2010. The decrease in cash provided by operations from

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
continuing operations was related primarily to cash used by working capital, reflecting higher production spending, partially offset by lower income taxes paid.
Investing Activities from Continuing Operations
     Details of cash used by investing activities from continuing operations are as follows (millions):

	Six Months Ended
	6/30/11	6/30/10
Investments in available-for-sale securities	$(3)	$(6)
Investments and acquisitions, net of cash acquired:
HBO LAG	(65)	(217)
HBO CE	-	(136)
All other	(215)	(183)
Capital expenditures	(337)	(206)
Proceeds from the sale of available-for-sale securities	8	-
All other investment and sale proceeds	22	102

Cash used by investing activities from continuing operations	$(590)	$(646)

     Cash used by investing activities from continuing operations decreased to $590 million for the six months ended June 30, 2011 from $646 million for the six months ended June 30, 2010. The decrease was primarily the result of lower investments and acquisitions spending, partially offset by higher capital expenditures.
Financing Activities from Continuing Operations
     Details of cash used by financing activities from continuing operations are as follows (millions):

	Six Months Ended
	6/30/11	6/30/10
Borrowings	$2,023	$2,204
Debt repayments	(45)	(1,908)
Proceeds from the exercise of stock options	160	68
Excess tax benefit on stock options	17	4
Principal payments on capital leases	(5)	(8)
Repurchases of common stock	(1,976)	(1,016)
Dividends paid	(514)	(492)
Other financing activities	(81)	(66)

Cash used by financing activities from continuing operations	$(421)	$(1,214)

     Cash used by financing activities from continuing operations was $421 million for the six months ended June 30, 2011 and $1.214 billion for the six months ended June 30, 2010. The decrease in cash used by financing activities from continuing operations was primarily due to an increase in net borrowings, partially offset by an increase in repurchases of common stock made in connection with the Company’s common stock repurchase program.
Cash Flows from Discontinued Operations
     Cash used by discontinued operations was $23 million for the six months ended June 30, 2010.
Outstanding Debt and Other Financing Arrangements
Outstanding Debt and Committed Financial Capacity
     At June 30, 2011, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $27.204 billion. Of this committed capacity, $8.593

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
billion was unused and $18.541 billion was outstanding as debt. At June 30, 2011, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

				Unused
	Committed	Letters of	Outstanding	Committed
	Capacity (a)	Credit (b)	Debt(c)	Capacity
Cash and equivalents	$3,520	$-	$-	$3,520
Revolving bank credit agreement and commercial paper program	5,000	3	-	4,997
Fixed-rate public debt	18,258	-	18,258	-
Other obligations(d)	426	67	283	76

Total	$27,204	$70	$18,541	$8,593

(a)	The revolving bank credit agreement, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 14.9 years as of June 30, 2011.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.

(c)	Represents principal amounts adjusted for premiums and discounts. At June 30, 2011, the Company’s public debt matures as follows: $0 in 2011, $638 million in 2012, $732 million in 2013, $0 in 2014, $1.000 billion in 2015, $1.150 billion in 2016 and $14.881 billion thereafter. In the period after 2016, no more than $2.0 billion will mature in any given year.

(d)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $29 million are due within the next twelve months.
2011 Debt Offering
     On April 1, 2011, Time Warner issued $2.0 billion aggregate principal amount of debt securities from its shelf registration statement, consisting of $1.0 billion aggregate principal amount of 4.75% Notes due 2021 and $1.0 billion aggregate principal amount of 6.25% Debentures due 2041. The net proceeds of the offering will be used for general corporate purposes.
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
Programming Licensing Backlog
     Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium cable, basic cable and broadcast exhibition. Backlog was approximately $5.4 billion and $5.2 billion at June 30, 2011 and December 31, 2010, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment in the amount of $1.5 billion and $1.3 billion at June 30, 2011 and December 31, 2010, respectively.

TIME WARNER INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
     This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding the adequacy of the Company’s liquidity to meet its needs for the foreseeable future and the Company’s international expansion plans.
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

•	decreased liquidity in the capital markets, including any limitation on the Company’s ability to access the capital markets for debt securities or obtain bank financings on acceptable terms;
•	the effects of any significant acquisitions, dispositions and other similar transactions by the Company;
•	the failure to meet earnings expectations;
•	the adequacy of the Company’s risk management framework;
•	changes in U.S. GAAP or other applicable accounting policies;
•	the impact of terrorist acts, hostilities, natural disasters and pandemic viruses;
•	the effect of union or labor disputes or player lock-outs affecting the NBA or other professional sports leagues whose programming is shown on the Company’s networks;
•	changes in tax, federal communication and other laws and regulations; and
•	the other risks and uncertainties detailed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.
CONSOLIDATED BALANCE SHEET
(Unaudited; millions, except share amounts)

	June 30,	December 31,
	2011	2010

ASSETS
Current assets
Cash and equivalents	$3,520	$3,663
Receivables, less allowances of $1,709 and $2,161	5,902	6,413
Inventories	1,899	1,920
Deferred income taxes	558	581
Prepaid expenses and other current assets	560	561

Total current assets	12,439	13,138

Noncurrent inventories and film costs	6,285	5,985
Investments, including available-for-sale securities	1,998	1,796
Property, plant and equipment, net	3,914	3,874
Intangible assets subject to amortization, net	2,388	2,492
Intangible assets not subject to amortization	7,834	7,827
Goodwill	30,080	29,994
Other assets	1,690	1,418

Total assets	$66,628	$66,524

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,625	$7,733
Deferred revenue	874	884
Debt due within one year	29	26

Total current liabilities	7,528	8,643

Long-term debt	18,512	16,523
Deferred income taxes	2,502	1,950
Deferred revenue	292	296
Other noncurrent liabilities	6,081	6,167
Commitments and Contingencies (Note 12)

Equity
Common stock, $0.01 par value, 1.650 billion and 1.641 billion shares issued and 1.052 billion and 1.099 billion shares outstanding	16	16
Paid-in-capital	156,478	157,146
Treasury stock, at cost (598 million and 542 million shares)	(31,033)	(29,033)
Accumulated other comprehensive loss, net	(479)	(632)
Accumulated deficit	(93,266)	(94,557)

Total Time Warner Inc. shareholders’ equity	31,716	32,940
Noncontrolling interests	(3)	5

Total equity	31,713	32,945

Total liabilities and equity	$66,628	$66,524

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited; millions, except per share amounts)

	Three Months Ended		Six Months Ended

	6/30/11	6/30/10	6/30/11	6/30/10

Revenues	$7,030	$6,377	$13,713	$12,699
Costs of revenues	(4,044)	(3,599)	(7,771)	(6,952)
Selling, general and administrative	(1,621)	(1,512)	(3,212)	(3,000)
Amortization of intangible assets	(66)	(66)	(134)	(134)
Restructuring and severance costs	(24)	(6)	(54)	(15)
Asset impairments	(11)	-	(11)	-
Gain on operating assets	2	-	5	59

Operating income	1,266	1,194	2,536	2,657
Interest expense, net	(314)	(300)	(588)	(596)
Other loss, net	(2)	(17)	(16)	(70)

Income before income taxes	950	877	1,932	1,991
Income tax provision	(313)	(317)	(644)	(706)

Net income	637	560	1,288	1,285
Less Net loss attributable to noncontrolling interests	1	2	3	2

Net income attributable to Time Warner Inc. shareholders	$638	$562	$1,291	$1,287

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income per common share	$0.60	$0.49	$1.19	$1.12

Average basic common shares outstanding	1,065.4	1,136.5	1,078.1	1,143.1

Diluted net income per common share	$0.59	$0.49	$1.18	$1.11

Average diluted common shares outstanding	1,083.9	1,153.8	1,097.0	1,159.5

Cash dividends declared per share of common stock	$0.2350	$0.2125	$0.4700	$0.4250

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30,
(Unaudited; millions)

	2011	2010

OPERATIONS
Net income	$1,288	$1,285
Adjustments for noncash and nonoperating items:
Depreciation and amortization	461	468
Amortization of film and television costs	3,832	3,111
Asset impairments	11	-
(Gain) loss on investments and other assets, net	5	(1)
Equity in losses of investee companies, net of cash distributions	40	22
Equity-based compensation	147	128
Deferred income taxes	103	(85)
Changes in operating assets and liabilities, net of acquisitions	(5,019)	(3,540)

Cash provided by operations from continuing operations	868	1,388

INVESTING ACTIVITIES
Investments in available-for-sale securities	(3)	(6)
Investments and acquisitions, net of cash acquired	(280)	(536)
Capital expenditures	(337)	(206)
Investment proceeds from available-for-sale securities	8	-
Other investment proceeds	22	102

Cash used by investing activities from continuing operations	(590)	(646)

FINANCING ACTIVITIES
Borrowings	2,023	2,204
Debt repayments	(45)	(1,908)
Proceeds from exercise of stock options	160	68
Excess tax benefit on stock options	17	4
Principal payments on capital leases	(5)	(8)
Repurchases of common stock	(1,976)	(1,016)
Dividends paid	(514)	(492)
Other financing activities	(81)	(66)

Cash used by financing activities from continuing operations	(421)	(1,214)

Cash used by continuing operations	(143)	(472)

Cash used by operations from discontinued operations	-	(23)

DECREASE IN CASH AND EQUIVALENTS	(143)	(495)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,663	4,733

CASH AND EQUIVALENTS AT END OF PERIOD	$3,520	$4,238

See accompanying notes.

TIME WARNER INC.
CONSOLIDATED STATEMENT OF EQUITY
Six Months Ended June 30,
(Unaudited; millions)

	2011			2010

	Time Warner	Noncontrolling		Time Warner	Noncontrolling
	Shareholders	Interests	Total Equity	Shareholders	Interests	Total Equity

BALANCE AT BEGINNING OF PERIOD	$32,940	$5	$32,945	$33,396	$1	$33,397
Net income	1,291	(3)	1,288	1,287	(2)	1,285
Other comprehensive income	153	-	153	(152)	-	(152)

Comprehensive income	1,444	(3)	1,441	1,135	(2)	1,133
Cash dividends	(514)	-	(514)	(492)	-	(492)
Common stock repurchases	(2,000)	-	(2,000)	(1,000)	-	(1,000)
Other(a)	(154)	(5)	(159)	66	7	73

BALANCE AT END OF PERIOD	$31,716	$(3)	$31,713	$33,105	$6	$33,111

(a)	Decrease in 2011 primarily reflects a decline in additional paid-in capital related to the expiration of certain equity-based compensation awards.
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
     Significant estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, the determination of ultimate revenues as it relates to amortized capitalized film and programming costs and participations and residuals, home video and interactive videogames product and magazine returns, business combinations, pension and other postretirement benefits, equity-based compensation, income taxes, contingencies, litigation matters and the determination of whether the Company is the primary beneficiary of entities in which it holds variable interests.
2. FAIR VALUE MEASUREMENTS
     A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following tables present

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
information about assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, respectively (millions):

	Fair Value Measurements

	June 30, 2011				December 31, 2010

Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities	$271	$5	$-	$276	$261	$4	$-	$265
Available-for-sale securities:
Equity securities	15	-	-	15	12	-	-	12
Debt securities	-	47	-	47	-	41	-	41
Derivatives:
Foreign exchange contracts	-	3	-	3	-	17	-	17
Other	4	-	22	26	4	-	19	23
Liabilities:
Derivatives:
Foreign exchange contracts	-	(60)	-	(60)	-	(20)	-	(20)
Other	-	-	(15)	(15)	-	-	(28)	(28)

Total	$290	$(5)	$7	$292	$277	$42	$(9)	$310

      Assets and liabilities valued using significant unobservable inputs (Level 3) primarily consist of an asset related to equity instruments held by employees of a former subsidiary of the Company and liabilities for contingent consideration and options to redeem securities.
     The Company primarily applies the market approach for valuing recurring fair value measurements.
     The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the six months ended June 30, 2011 and 2010, respectively, on such assets and liabilities that were included in the balance sheet as of June 30, 2011 and 2010, respectively (millions):

	Derivatives

	June 30, 2011	June 30, 2010

Balance as of the beginning of the period	$(9)	$20
Total gains (losses):
Included in operating income	7	-
Included in other income (loss), net	6	(6)
Included in other comprehensive income	-	-
Settlements	3	(8)
Issuances	-	(50)
Transfers in and/or out of Level 3	-	-

Balance as of the end of the period	$7	$(44)

Total gain (loss) for the period included in net income related to assets and liabilities still held as of the end of the period	$13	$(6)

Other Financial Instruments
     The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at June 30, 2011, the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.093 billion and, based on interest rates prevailing at December 31, 2010, the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.269 billion. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
is retired prior to its maturity. The carrying value of the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of the financial instruments or because the financial instruments are of a longer-term nature and are recorded on a discounted basis. For the remainder of the Company’s other financial instruments, differences between the carrying value and fair value are not significant at June 30, 2011. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.
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
     In determining the fair value of its films, the Company employs a discounted cash flow (“DCF”) methodology with assumptions for cash flows for periods not exceeding 10 years. Key inputs employed in the DCF methodology include estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular film. The fair value of any film costs associated with a film that management plans to abandon is zero. As the primary determination of fair value is made using a DCF model, the resulting fair value is considered a Level 3 measurement. During the three months ended June 30, 2011, certain film costs, which were recorded as inventory in the consolidated balance sheet, were written down to $184 million from their carrying value of $234 million. During the six months ended June 30, 2011, certain film costs, which were recorded as inventory in the consolidated balance sheet, were written down to $184 million from their carrying value of $239 million. During the three and six months ended June 30, 2010, there were no film costs that were required to be written down to fair value.
3. INVENTORIES AND FILM COSTS
     Inventories and film costs consist of (millions):

		December 31,
	June 30, 2011	2010
Inventories:
Programming costs, less amortization	$3,402	$3,441
DVDs, books, paper and other merchandise	377	360

Total inventories	3,779	3,801
Less: current portion of inventory	(1,899)	(1,920)

Total noncurrent inventories	1,880	1,881

Film costs — Theatrical:(a)
Released, less amortization	687	655
Completed and not released	567	166
In production	1,362	1,379
Development and pre-production	88	98

Film costs — Television:(a)
Released, less amortization	1,016	929
Completed and not released	182	300
In production	497	571
Development and pre-production	6	6

Total film costs	4,405	4,104

Total noncurrent inventories and film costs	$6,285	$5,985

(a)
Does not include $1.400 billion and $1.498 billion of net film library costs as of June 30, 2011 and December 31, 2010, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheet.

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
     Gains and losses from hedging activities recognized in the consolidated statement of operations, including hedge ineffectiveness, were not material for the three and six months ended June 30, 2011 and 2010. In addition, such gains and losses were largely offset by corresponding economic gains or losses from the respective transactions that were hedged.
     The following is a summary of amounts recorded in the consolidated balance sheet pertaining to Time Warner’s use of foreign currency derivatives at June 30, 2011 and December 31, 2010 (millions):

		December 31,
	June 30, 2011	2010
Qualifying Hedges
Assets	$104	$86
Liabilities	(111)	(79)

Economic Hedges
Assets	$15	$17
Liabilities	(65)	(27)
     The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions. Additionally, netting provisions are included in existing agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within prepaid expenses and other current assets or accounts payable and accrued liabilities in the Company’s consolidated balance sheet. At June 30, 2011 and December 31, 2010, $1 million of gains and $21 million of losses, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net are deferred net gains of $37 million and $17 million at June 30, 2011 and December 31, 2010, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.
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
     Borrowings under the Revolving Credit Facilities bear interest at a rate determined by the debt rating for Time Warner’s senior unsecured long-term debt and the percentage of commitments used under the facility. Based on the debt rating as of June 30, 2011, borrowings under each of the Revolving Credit Facilities would bear interest at a rate equal to LIBOR (TIBOR in the case of yen borrowings) plus 1.25% per annum if the percentage of commitments used under the facility does not exceed 25% or LIBOR (TIBOR in the case of yen borrowings) plus 1.50% per annum if the percentage of commitments used under the facility exceeds 25%. In addition, the Borrowers are required to pay a facility fee on the aggregate commitments under the Revolving Credit Facilities at a rate based on the debt rating for Time Warner’s senior unsecured long-term debt. Based on the debt rating as of June 30, 2011, the facility fee was 0.225% per annum on the aggregate amount of commitments under the Three-Year Revolving Credit Facility and 0.300% per annum on the aggregate amount of commitments under the Five-Year Revolving Credit Facility.
     The Credit Agreement provides same-day funding and multi-currency capability, and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The covenants for the Credit Agreement include a maximum consolidated leverage ratio covenant of 4.5 times the consolidated EBITDA of Time Warner, but exclude any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. The terms and related financial metrics associated with the leverage ratio are defined in the Credit Agreement. Borrowings under the Revolving Credit Facilities may be used for general corporate purposes, and unused credit is available to support borrowings by Time Warner under its commercial paper program. The Credit Agreement also contains certain events of default customary for credit facilities of this type (with customary grace periods, as applicable). The Borrowers may from time to time, so long as no default or event of default has occurred and is continuing, increase the commitments under either or both of the Revolving Credit Facilities by up to $500 million per facility by adding new commitments or increasing the commitments of willing lenders. The obligations of each of the Borrowers under the Credit Agreement are directly or indirectly guaranteed, on an unsecured basis by Historic TW, Home Box Office and Turner. The obligations of TWIFL under the Credit Agreement are also guaranteed by Time Warner.
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
6. SHAREHOLDERS’ EQUITY
Common Stock Repurchase Program
     On January 25, 2011, Time Warner’s Board of Directors increased the amount remaining on the Company’s common stock repurchase program to $5.0 billion for share repurchases beginning January 1, 2011. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2011 through June 30, 2011, the Company repurchased approximately 56 million shares of common stock for approximately $2.000 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
7. INCOME PER COMMON SHARE
     Set forth below is a reconciliation of basic and diluted income per common share (millions, except per share amounts):

	Three Months Ended		Six Months Ended

	6/30/11	6/30/10	6/30/11	6/30/10

Income attributable to Time Warner Inc. shareholders	$638	$562	$1,291	$1,287
Income allocated to participating securities	(4)	(3)	(8)	(6)

Income attributable to Time Warner Inc. common shareholders— basic	$634	$559	$1,283	$1,281

Average number of common shares outstanding — basic	1,065.4	1,136.5	1,078.1	1,143.1
Dilutive effect of equity awards	18.5	17.3	18.9	16.4

Average number of common shares outstanding — diluted	1,083.9	1,153.8	1,097.0	1,159.5

Income per common share attributable to Time Warner Inc. common shareholders:
Basic	$0.60	$0.49	$1.19	$1.12
Diluted	$0.59	$0.49	$1.18	$1.11
     Diluted income per common share for the three and six months ended June 30, 2011 and for the three and six months ended June 30, 2010 excludes approximately 69 million and 75 million, respectively, and 127 million and 137 million, respectively, common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect.
8. EQUITY-BASED COMPENSATION
     Compensation expense recognized for equity-based plans is as follows (millions):

	Three Months Ended		Six Months Ended

	6/30/11	6/30/10	6/30/11	6/30/10

Restricted stock units and performance stock units	$33	$25	$102	$82
Stock options	12	13	45	46

Total impact on operating income	$45	$38	$147	$128

Tax benefit recognized	$15	$15	$53	$49

     For each of the six months ended June 30, 2011 and 2010, the Company granted approximately 5 million restricted stock units (“RSUs”) at a weighted-average grant date fair value per RSU of $36.09 and $27.04, respectively. For the six months ended June 30, 2011 and 2010, the Company granted approximately 0.1 million and 0.2 million target performance stock units (“PSUs”), respectively, at a weighted-average grant date fair value per target PSU of $45.89 and $30.65, respectively. Total unrecognized compensation cost related to unvested RSUs and target PSUs as of June 30, 2011, without taking into account expected forfeitures, is $234 million and is expected to be recognized over a weighted-average period between one and two years.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     For the six months ended June 30, 2011 and 2010, the Company granted approximately 8 million and 10 million stock options, respectively, at a weighted-average grant date fair value per option of $9.02 and $6.35, respectively. Total unrecognized compensation cost related to unvested stock options as of June 30, 2011, without taking into account expected forfeitures, is $91 million and is expected to be recognized over a weighted-average period between one and two years. The table below presents the weighted-average values of the assumptions used to value the stock options at their grant date.

	Six Months Ended June 30,

	2011	2010

Expected volatility	29.5%	29.5%
Expected term to exercise from grant date	6.31 years	6.51 years
Risk-free rate	2.8%	2.9%
Expected dividend yield	2.6%	3.2%
9. BENEFIT PLANS
     The net periodic benefit costs reflect the Company’s amendments to its domestic and international defined benefit plans that were effective June 30, 2010 and March 31, 2011, respectively. A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s domestic and international defined benefit pension plans for the three and six months ended June 30, 2011 and 2010 is as follows (millions):
Components of Net Periodic Benefit Costs

	Three Months Ended		Six Months Ended

	6/30/11	6/30/10	6/30/11	6/30/10

Service cost	$1	$19	$7	$42
Interest cost	47	47	94	96
Expected return on plan assets	(48)	(60)	(97)	(117)
Amounts amortized	5	6	10	27
Curtailment	-	1	-	4

Net periodic benefit costs	$5	$13	$14	$52

Contributions	$7	$13	$19	$54

10. RESTRUCTURING AND SEVERANCE COSTS
     The Company’s restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance costs expensed as incurred by segment for the three and six months ended June 30, 2011 and 2010 are as follows (millions):

	Three Months Ended		Six Months Ended

	6/30/11	6/30/10	6/30/11	6/30/10

Networks	$6	$-	$18	$-
Filmed Entertainment	16	3	22	7
Publishing	-	3	12	8
Corporate	2	-	2	-

Total restructuring and severance costs	$24	$6	$54	$15

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Six Months Ended

	6/30/11	6/30/10	6/30/11	6/30/10

2011 activity	$16	$-	$43	$-
2010 and prior activity	8	6	11	15

Total restructuring and severance costs	$24	$6	$54	$15

     Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee
	Terminations	Other Exit Costs	Total

Remaining liability as of December 31, 2010	$107	$84	$191
Net accruals	54	-	54
Noncash reductions(a)	(5)	-	(5)
Cash paid	(43)	(19)	(62)

Remaining liability as of June 30, 2011	$113	$65	$178

(a)	Noncash reductions relate to the impact of certain equity-based awards.
     As of June 30, 2011, of the remaining liability of $178 million, $100 million was classified as a current liability in the consolidated balance sheet, with the remaining $78 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2017.
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

	Three Months Ended		Six Months Ended

	6/30/11	6/30/10	6/30/11	6/30/10

Revenues
Networks	$3,451	$3,170	$6,947	$6,128
Filmed Entertainment	2,847	2,516	5,451	5,210
Publishing	946	919	1,744	1,718
Intersegment eliminations	(214)	(228)	(429)	(357)

Total revenues	$7,030	$6,377	$13,713	$12,699

	Three Months Ended		Six Months Ended

	6/30/11	6/30/10	6/30/11	6/30/10

Intersegment Revenues
Networks	$22	$22	$43	$39
Filmed Entertainment	179	203	362	312
Publishing	13	3	24	6

Total intersegment revenues	$214	$228	$429	$357

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Six Months Ended

	6/30/11	6/30/10	6/30/11	6/30/10

Operating Income (Loss)
Networks	$1,024	$981	$2,186	$2,182
Filmed Entertainment	154	173	312	480
Publishing	169	153	232	203
Corporate	(86)	(90)	(179)	(198)
Intersegment eliminations	5	(23)	(15)	(10)

Total operating income (loss)	$1,266	$1,194	$2,536	$2,657

		December 31,
	June 30, 2011	2010
Assets
Networks	$38,050	$37,596
Filmed Entertainment	17,708	18,019
Publishing	6,195	6,209
Corporate	4,675	4,700

Total assets	$66,628	$66,524

12. COMMITMENTS AND CONTINGENCIES
Commitments
Six Flags
     In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of Time Warner Cable Inc. (“TWC”) in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including: annual payments made at the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are approximately $1.0 billion (for a net present value of approximately $410 million). To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.
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
     In connection with Six Flags’ emergence from bankruptcy, on April 30, 2010, a Time Warner subsidiary (TW-SF LLC), as lender, entered into a 5-year $150 million multiple draw term facility with certain affiliates of the Partnerships, as borrowers, which can be used only to fund such affiliates’ annual obligations to purchase certain limited partnership units of the Partnerships. Any loan made under the facility will mature 5 years from its respective funding date. No loans were made under the facility in 2010 or 2011. The facility will expire on April 30, 2015, unless it terminates earlier upon election by the borrowers or due to the acceleration or certain refinancings of Six Flags’ secured credit facility.
     Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under these Guaranteed Obligations and no liability for the arrangements has been recognized at June

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
30, 2011. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.
Contingencies
     In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.
     On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics, and the Company has filed counterclaims. On March 26, 2008, the court entered an order of summary judgment finding, among other things, that plaintiffs’ notices of termination were valid and that plaintiffs had thereby recaptured, as of April 16, 1999, their rights to a one-half interest in the Superman story material, as first published, but that the accounting for profits would not include profits attributable to foreign exploitation, republication of pre-termination works and trademark exploitation. On October 6, 2008, the court dismissed plaintiffs’ Lanham Act and “wasting” claims with prejudice, and subsequently determined that the remaining claims in the case will be subject to phased non-jury trials. On July 8, 2009, the court issued a decision in the first phase trial in favor of the defendants on the issue of whether the terms of various license agreements between DC Comics and Warner Bros. Entertainment Inc. were at fair market value or constituted “sweetheart deals.” On May 17, 2011, the court certified certain liability issues for interlocutory appeal and stayed proceedings pending that appeal.
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

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and several other programming content providers (collectively, the “programmer defendants”) as well as cable and satellite providers (collectively, the “distributor defendants”), alleging violations of the federal antitrust laws. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. In an order dated October 15, 2009, the court dismissed the third amended complaint with prejudice. On October 30, 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the lawsuit, and, on July 7, 2011, plaintiffs filed a petition for a rehearing en banc with the U.S. Court of Appeals for the Ninth Circuit.
     On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, “Anderson News”) filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time/Warner Retail Sales & Marketing, Inc. Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Plaintiffs are seeking unspecified monetary damages. On August 2, 2010, the court granted defendants’ motions to dismiss the complaint with prejudice and on, October 25, 2010, the court denied Anderson News’ motion for reconsideration of that dismissal. On November 8, 2010, Anderson News filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit.
     On March 10, 2011, Charlie Sheen and 9th Step Productions (collectively, “Sheen”) filed a lawsuit in the Superior Court for the County of Los Angeles against WB Studio Enterprises, Inc. (“WB Studios”), a subsidiary of Warner Bros. Entertainment Inc., and Chuck Lorre and Chuck Lorre Productions, the co-creator and co-executive producer of the television series Two and a Half Men. Plaintiffs’ complaint asserts several causes of action in connection with WB Studios’ termination of Sheen’s contract for the Two and a Half Men series, including breach of contract claims and intentional interference tort claims. Plaintiffs’ complaint seeks monetary damages of $100 million, among other damages in unspecified amounts. WB Studios, through its division Warner Bros. Television, is seeking to arbitrate both the plaintiffs’ claims and WB Studios’ claims before JAMS, Inc. (“JAMS”), and on March 7, 2011 JAMS commenced arbitration. On June 15, 2011, the court denied Sheen’s motion to stay arbitration, granted WB Studios’ motion to refer the determination of arbitrability of all but one of Sheen’s claims to the arbitrator, and stayed the one claim pending final determination of the matters referred to the arbitrator. On July 18, 2011, the arbitrator confirmed the arbitrability of the claims referred to the arbitrator.
     The Company intends to defend against or prosecute, as applicable, the matters described above vigorously.
     The Company establishes an accrued liability for legal claims when the Company determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters.
     For matters disclosed above for which a loss is probable or reasonably possible, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0 and $130 million at June 30, 2011. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.
     In view of the inherent difficulty of predicting the outcome of litigation and claims, the Company often cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
be, or what the eventual loss, fines or penalties related to each pending matter may be. An adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.
Income Tax Uncertainties
     During the six months ended June 30, 2011, the Company recorded net incremental income tax reserves of approximately $71 million. Of the $71 million additional income tax reserves, approximately $33 million would affect the Company’s effective tax rate if reversed. During the six months ended June 30, 2011, the Company recorded interest reserves related to the income tax reserves of approximately $33 million.
     In the Company’s judgment, uncertainties related to certain tax matters are reasonably possible of being resolved during the next twelve months. The effect of such resolution, which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from $0 to $32 million, most of which would affect the Company’s effective tax rate.
13. RELATED PARTY TRANSACTIONS
     The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. These transactions have been executed on terms comparable to the terms of transactions with unrelated third parties and primarily include the licensing of broadcast rights to The CW broadcast network for film and television product by the Filmed Entertainment segment and the licensing of rights to carry cable television programming provided by the Networks segment. Revenues from transactions with related parties were $107 million and $86 million for the three months ended June 30, 2011 and 2010, respectively, and expenses from transactions with related parties were $15 million and $16 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, such revenues were $214 million and $173 million, respectively, and such expenses were $29 million and $33 million, respectively.
14. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     Additional financial information with respect to cash payments and receipts is as follows (millions):

	Six Months Ended June 30,

	2011	2010

Cash payments made for interest	$(525)	$(546)
Cash interest received	25	13

Cash interest payments, net	$(500)	$(533)

Cash payments made for income taxes	$(611)	$(687)
Income tax refunds received	40	50
TWC tax sharing payments, net(a)	-	(87)

Cash tax payments, net	$(571)	$(724)

(a)	Represents net amounts paid to TWC in accordance with tax sharing agreements with TWC.

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Interest Expense, Net
     Interest expense, net, consists of (millions):

	Three Months Ended		Six Months Ended

	6/30/11	6/30/10	6/30/11	6/30/10

Interest income	$20	$26	$57	$51
Interest expense	(334)	(326)	(645)	(647)

Total interest expense, net	$(314)	$(300)	$(588)	$(596)

Other Loss, Net
     Other loss, net, consists of (millions):

	Three Months Ended		Six Months Ended

	6/30/11	6/30/10	6/30/11	6/30/10

Investment gains (losses), net	$(7)	$3	$(3)	$-
Premiums paid and transaction costs incurred in connection with debt redemptions	-	(14)	-	(69)
Income (loss) on equity method investees	8	(3)	(10)	(3)
Other	(3)	(3)	(3)	2

Total other loss, net	$(2)	$(17)	$(16)	$(70)

Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of (millions):

	June 30, 2011	December 31,
		2010

Accounts payable	$772	$846
Accrued expenses	1,731	2,087
Participations payable	2,177	2,480
Programming costs payable	761	737
Accrued compensation	716	1,051
Accrued interest	328	284
Accrued income taxes	140	248

Total accounts payable and accrued liabilities	$6,625	$7,733

TIME WARNER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other Noncurrent Liabilities
     Other noncurrent liabilities consist of (millions):

	June 30, 2011	December 31,
		2010

Noncurrent tax and interest reserves	$2,430	$2,397
Participations payable	779	806
Programming costs payable	1,140	1,227
Noncurrent pension and post retirement liabilities	559	565
Deferred compensation	584	575
Other noncurrent liabilities	589	597

Total other noncurrent liabilities	$6,081	$6,167

Accounting for Collaborative Arrangements
     The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute theatrical productions (“co-financing arrangements”) and the arrangement entered into with CBS Broadcasting, Inc. (“CBS”) and The National Collegiate Athletic Association (the “NCAA”) that provides Turner and CBS with exclusive television, Internet and wireless rights to the NCAA Division I Men’s Basketball Championship events (the “NCAA Tournament”) in the United States and its territories and possessions from 2011 through 2024.
     During the first quarter of 2011, Turner and CBS began jointly producing and distributing the NCAA Tournament and related programming. The events were televised on Turner’s TNT, TBS and truTV networks and on the CBS network. The aggregate programming rights fee of approximately $10.8 billion, which is being shared equally by Turner and CBS, is being paid by Turner to the NCAA over the 14-year term of the agreement, and Turner and CBS are equally sharing advertising and sponsorship revenues and production costs. In the event, however, that the cash paid for the programming rights and production costs, in any given year, exceeds advertising and sponsorship revenues, CBS’s share of such shortfall is limited to specified annual amounts (the “loss cap”), ranging from approximately $90 million to $30 million. The amount incurred by the Company pursuant to the loss cap during the three and six months ended June 30, 2011 was not significant.
     In accounting for this arrangement, the Company recorded advertising revenue for the advertisements aired on the Turner networks. In addition, the Company amortized Turner’s share of the rights fee based on the ratio of current period advertising revenue to its estimate of total advertising revenue over the term of the agreement.
     For the Company’s collaborative arrangements related to arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $111 million and $123 million were recorded in costs of revenues for the three months ended June 30, 2011 and 2010, respectively, and $198 million and $210 million were recorded in costs of revenues for the six months ended June 30, 2011 and 2010, respectively.

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

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Balance Sheet
June 30, 2011
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and equivalents	$2,587	$285	$648	$-	$3,520
Receivables, net	9	663	5,230	-	5,902
Inventories	-	456	1,443	-	1,899
Deferred income taxes	558	561	489	(1,050)	558
Prepaid expenses and other current assets	136	52	372	-	560

Total current assets	3,290	2,017	8,182	(1,050)	12,439
Noncurrent inventories and film costs	-	1,770	4,609	(94)	6,285
Investments in amounts due to and from consolidated subsidiaries	46,050	22,507	11,493	(80,050)	-
Investments, including available-for-sale securities	105	420	2,097	(624)	1,998
Property, plant and equipment, net	384	445	3,085	-	3,914
Intangible assets subject to amortization, net	-	-	2,388	-	2,388
Intangible assets not subject to amortization	-	2,007	5,827	-	7,834
Goodwill	-	9,879	20,201	-	30,080
Other assets	278	166	1,246	-	1,690

Total assets	$50,107	$39,211	$59,128	$(81,818)	$66,628

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$587	$776	$5,323	$(61)	$6,625
Deferred revenue	-	13	870	(9)	874
Debt due within one year	-	11	18	-	29

Total current liabilities	587	800	6,211	(70)	7,528
Long-term debt	13,739	4,738	35	-	18,512
Due (to) from affiliates	(908)	-	908	-	-
Deferred income taxes	2,502	3,359	2,975	(6,334)	2,502
Deferred revenue	-	-	353	(61)	292
Other noncurrent liabilities	2,471	2,023	3,471	(1,884)	6,081
Equity
Due (to) from Time Warner and subsidiaries	-	(22,297)	(1,247)	23,544	-
Other shareholders’ equity	31,716	50,588	46,425	(97,013)	31,716

Total Time Warner Inc. shareholders’ equity	31,716	28,291	45,178	(73,469)	31,716
Noncontrolling interests	-	-	(3)	-	(3)

Total equity	31,716	28,291	45,175	(73,469)	31,713

Total liabilities and equity	$50,107	$39,211	$59,128	$(81,818)	$66,628

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

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Three Months Ended June 30, 2011
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$1,416	$5,783	$(169)	$7,030
Costs of revenues	-	(694)	(3,493)	143	(4,044)
Selling, general and administrative	(78)	(245)	(1,322)	24	(1,621)
Amortization of intangible assets	-	-	(66)	-	(66)
Restructuring and severance costs	(1)	(1)	(22)	-	(24)
Asset impairments	-	-	(11)	-	(11)
Gain on operating assets	-	-	2	-	2

Operating income	(79)	476	871	(2)	1,266
Equity in pretax income (loss) of consolidated subsidiaries	1,239	859	329	(2,427)	-
Interest expense, net	(214)	(93)	(10)	3	(314)
Other loss, net	4	(2)	25	(29)	(2)

Income before income taxes	950	1,240	1,215	(2,455)	950
Income tax provision	(313)	(402)	(392)	794	(313)

Net income	637	838	823	(1,661)	637
Less Net loss attributable to noncontrolling interests	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$638	$839	$824	$(1,663)	$638

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Three Months Ended June 30, 2010
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$1,355	$5,174	$(152)	$6,377
Costs of revenues	-	(643)	(3,091)	135	(3,599)
Selling, general and administrative	(88)	(229)	(1,213)	18	(1,512)
Amortization of intangible assets	-	-	(66)	-	(66)
Restructuring and severance costs	-	-	(6)	-	(6)

Operating income	(88)	483	798	1	1,194
Equity in pretax income (loss) of consolidated subsidiaries	1,165	789	341	(2,295)	-
Interest expense, net	(188)	(105)	(11)	4	(300)
Other loss, net	(12)	(4)	30	(31)	(17)

Income before income taxes	877	1,163	1,158	(2,321)	877
Income tax provision	(317)	(404)	(403)	807	(317)

Net income	560	759	755	(1,514)	560
Less Net loss attributable to noncontrolling interests	2	2	2	(4)	2

Net income attributable to Time Warner Inc. shareholders	$562	$761	$757	$(1,518)	$562

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Six Months Ended June 30, 2011
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$2,964	$11,092	$(343)	$13,713
Costs of revenues	-	(1,476)	(6,584)	289	(7,771)
Selling, general and administrative	(166)	(480)	(2,615)	49	(3,212)
Amortization of intangible assets	-	-	(134)	-	(134)
Restructuring and severance costs	-	(4)	(50)	-	(54)
Asset impairments	-	-	(11)	-	(11)
Gain on operating assets	-	-	5	-	5

Operating income	(166)	1,004	1,703	(5)	2,536
Equity in pretax income (loss) of consolidated subsidiaries	2,482	1,670	725	(4,877)	-
Interest expense, net	(401)	(185)	(7)	5	(588)
Other loss, net	17	(6)	25	(52)	(16)

Income before income taxes	1,932	2,483	2,446	(4,929)	1,932
Income tax provision	(644)	(819)	(806)	1,625	(644)

Net income	1,288	1,664	1,640	(3,304)	1,288
Less Net loss attributable to noncontrolling interests	3	3	3	(6)	3

Net income attributable to Time Warner Inc. shareholders	$1,291	$1,667	$1,643	$(3,310)	$1,291

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Operations
For The Six Months Ended June 30, 2010
(Unaudited; millions)

					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$2,697	$10,196	$(194)	$12,699
Costs of revenues	-	(1,242)	(5,880)	170	(6,952)
Selling, general and administrative	(194)	(453)	(2,375)	22	(3,000)
Amortization of intangible assets	-	-	(134)	-	(134)
Restructuring and severance costs	-	-	(15)	-	(15)
Gain on operating assets	-	59	-	-	59

Operating income	(194)	1,061	1,792	(2)	2,657
Equity in pretax income (loss) of consolidated subsidiaries	2,624	1,778	752	(5,154)	-
Interest expense, net	(368)	(213)	(19)	4	(596)
Other loss, net	(71)	(4)	64	(59)	(70)

Income before income taxes	1,991	2,622	2,589	(5,211)	1,991
Income tax provision	(706)	(906)	(912)	1,818	(706)

Net income	1,285	1,716	1,677	(3,393)	1,285
Less Net loss attributable to noncontrolling interests	2	2	2	(4)	2

Net income attributable to Time Warner Inc. shareholders	$1,287	$1,718	$1,679	$(3,397)	$1,287

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Cash Flows
For The Six Months Ended June 30, 2011
(Unaudited; millions)

			Non-
	Parent	Guarantor	Guarantor		Time Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATIONS
Net income	$1,288	$1,664	$1,640	$(3,304)	$1,288
Adjustments for noncash and nonoperating items:
Depreciation and amortization	13	69	379	-	461
Amortization of film and television costs	-	1,174	2,655	3	3,832
Asset impairments	-	-	11	-	11
(Gain) loss on investments and other assets, net	(2)	1	6	-	5
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(2,482)	(1,670)	(725)	4,877	-
Equity in losses of investee companies, net of cash distributions	(2)	4	38	-	40
Equity-based compensation	24	34	89	-	147
Deferred income taxes	103	109	94	(203)	103
Changes in operating assets and liabilities, net of acquisitions	1	(503)	(3,153)	(1,364)	(5,019)
Intercompany	-	755	(755)	-	-

Cash provided by operations from continuing operations	(1,057)	1,637	279	9	868

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	-	(1)	-	(3)
Investments and acquisitions, net of cash acquired	(12)	6	(274)	-	(280)
Capital expenditures	(51)	(52)	(234)	-	(337)
Investment proceeds from available-for-sale securities	8	-	-	-	8
Advances to (from) parent and consolidated subsidiaries	1,197	(427)	-	(770)	-
Other investment proceeds	11	5	6	-	22

Cash used by investing activities from continuing operations	1,151	(468)	(503)	(770)	(590)

FINANCING ACTIVITIES
Borrowings	1,977	-	46	-	2,023
Debt repayments	-	-	(45)	-	(45)
Proceeds from exercise of stock options	160	-	-	-	160
Excess tax benefit on stock options	17	-	-	-	17
Principal payments on capital leases	-	(5)	-	-	(5)
Repurchases of common stock	(1,976)	-	-	-	(1,976)
Dividends paid	(514)	-	-	-	(514)
Other financing activities	14	(10)	(82)	(3)	(81)
Change in due to/from parent and investment in segment	-	(1,125)	361	764	-

Cash used by financing activities from continuing operations	(322)	(1,140)	280	761	(421)

Cash used by continuing operations	(228)	29	56	-	(143)

Cash used by operations from discontinued operations	-	-	-	-	-

DECREASE IN CASH AND EQUIVALENTS	(228)	29	56	-	(143)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,815	256	592	-	3,663

CASH AND EQUIVALENTS AT END OF PERIOD	$2,587	$285	$648	$-	$3,520

TIME WARNER INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)
Consolidating Statement of Cash Flows
For The Six Months Ended June 30, 2010
(Unaudited; millions)

			Non-
	Parent	Guarantor	Guarantor		Time Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATIONS
Net income	$1,285	$1,716	$1,677	$(3,393)	$1,285
Adjustments for noncash and nonoperating items:
Depreciation and amortization	18	68	382	-	468
Amortization of film and television costs	-	960	2,148	3	3,111
(Gain) loss on investments and other assets, net	1	(2)	-	-	(1)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(2,624)	(1,778)	(752)	5,154	-
Equity in losses of investee companies, net of cash distributions	(1)	13	10	-	22
Equity-based compensation	24	30	74	-	128
Deferred income taxes	(85)	(91)	(57)	148	(85)
Changes in operating assets and liabilities, net of acquisitions	105	(324)	(1,417)	(1,904)	(3,540)
Intercompany	-	731	(731)	-	-

Cash provided by operations from continuing operations	(1,277)	1,323	1,334	8	1,388

INVESTING ACTIVITIES
Investments in available-for-sale securities	(5)	-	(1)	-	(6)
Investments and acquisitions, net of cash acquired	4	(281)	(259)	-	(536)
Capital expenditures	(2)	(38)	(166)	-	(206)
Advances to (from) parent and consolidated subsidiaries	701	(277)	-	(424)	-
Other investment proceeds	54	26	22	-	102

Cash used by investing activities from continuing operations	752	(570)	(404)	(424)	(646)

FINANCING ACTIVITIES
Borrowings	2,143	-	61	-	2,204
Debt repayments	(1,000)	-	(908)	-	(1,908)
Proceeds from exercise of stock options	68	-	-	-	68
Excess tax benefit on stock options	4	-	-	-	4
Principal payments on capital leases	-	(6)	(2)	-	(8)
Repurchases of common stock	(1,016)	-	-	-	(1,016)
Dividends paid	(492)	-	-	-	(492)
Other financing activities	(65)	-	(1)	-	(66)
Change in due to/from parent and investment in segment	-	(555)	139	416	-

Cash used by financing activities from continuing operations	(358)	(561)	(711)	416	(1,214)

Cash used by continuing operations	(883)	192	219	-	(472)

Cash used by operations from discontinued operations	(23)	-	-	-	(23)

DECREASE IN CASH AND EQUIVALENTS	(906)	192	219	-	(495)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,863	138	732	-	4,733

CASH AND EQUIVALENTS AT END OF PERIOD	$2,957	$330	$951	$-	$4,238

Part II. Other Information
Item 1. Legal Proceedings.
     The following information supplements and amends the disclosure set forth in Part I, Item 3. Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) and in Part II, Item 1. Legal Proceedings, in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “March 2011 Form 10-Q”).
     Reference is made to the lawsuit filed by certain heirs of Jerome Siegel described on page 28 of the 2010 Form 10-K. On May 17, 2011, the court certified certain liability issues for interlocutory appeal and stayed proceedings pending that appeal.
     Reference is made to the lawsuit filed against the Company and several other programming content providers as well as cable and satellite providers described on page 28 of the 2010 Form 10-K. On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the lawsuit, and, on July 7, 2011, plaintiffs filed a petition for a rehearing en banc with the U.S. Court of Appeals for the Ninth Circuit.
     Reference is made to the lawsuit filed by Charlie Sheen and 9th Step Productions (collectively, “Sheen”) described on page 40 of the March 2011 Form 10-Q. On June 15, 2011, the court denied Sheen’s motion to stay arbitration, granted WB Studio Enterprises, Inc.’s motion to refer the determination of arbitrability of all but one of Sheen’s claims to the arbitrator, and stayed the one claim pending final determination of the matters referred to the arbitrator. On July 18, 2011, the arbitrator confirmed the arbitrability of the claims referred to the arbitrator.
Item 1A. Risk Factors.
     There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the 2010 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
     The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2011.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid Per Share(1)	Programs(2)	Plans or Programs(1)
April 1, 2011 – April 30, 2011	8,810,892	$36.01	8,810,892	$3,683,209,574
May 1, 2011 – May 31, 2011	9,180,095	$36.31	9,180,095	$3,349,926,451
June 1, 2011 – June 30, 2011	9,915,100	$35.21	9,915,100	$3,000,821,968

Total	27,906,087	$35.82	27,906,087	$3,000,821,968

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

Item 5. Other Information.
Frequency of Holding an Advisory Vote on Executive Compensation
     On May 25, 2011, the Company filed a current report on Form 8-K dated May 20, 2011 to report the voting results from its Annual Meeting of Stockholders held on May 20, 2011 (the “Annual Meeting”). For the advisory vote on the frequency of holding an advisory vote on executive compensation, the Company reported that 274,181,232 shares were voted for every three years, 2,031,540 shares were voted for every two years, 594,535,323 shares were voted for every year, and there were 5,463,902 abstentions and 75,110,340 broker non-votes.
     At a meeting on July 27, 2011, the Company’s Board of Directors discussed the appropriate frequency for holding advisory votes on executive compensation, taking into consideration the voting results on this matter at the Annual Meeting, and decided that the Company will hold an advisory vote on executive compensation on an annual basis.
Amended and Restated Employment Agreement for John K. Martin, Jr.
     On July 29, 2011, the Company and John K. Martin, Jr., Chief Financial and Administrative Officer, entered into an amended and restated employment agreement, effective as of January 1, 2011 (the "Employment Agreement"), which supersedes his prior employment agreement. The terms of the Employment Agreement are substantially the same as those in the prior agreement except as described in this report.
     The Employment Agreement provides for increases in Mr. Martin’s compensation as follows: (i) annual base salary of $1.6 million (previously $1.5 million), effective as of January 1, 2011, (ii) annual bonus target of 300% of base salary (previously $3.75 million), and (iii) target annual long-term incentive compensation of $4.3 million beginning in 2012 (previously $3.25 million).
     The Employment Agreement reduces the severance period that would apply if Mr. Martin’s employment is terminated by the Company without cause following the end of the term on December 31, 2013 from two years to one year.
     The Employment Agreement reflects the additional responsibilities Mr. Martin assumed as of January 1, 2011 when he was appointed Time Warner’s Chief Financial and Administrative Officer (he was previously the Chief Financial Officer), including responsibilities for the Company’s shared services initiatives.
Item 6. Exhibits.
     The exhibits listed on the accompanying Exhibit Index are submitted with or incorporated by reference as a part of this report, and such Exhibit Index is incorporated herein by reference.

TIME WARNER INC.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER INC.
(Registrant)

Date: August 3, 2011	/s/ John K. Martin, Jr.

John K. Martin, Jr.
Chief Financial and Administrative Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

3.1
Certificate of Amendment, dated May 24, 2011, to Time Warner Inc. Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 24, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 20, 2011 (the “May 2011 Form 8-K”)).

3.2	By-Laws of the Company, as amended through May 20, 2011 (incorporated herein by reference to Exhibit 3.2 to the May 2011 Form 8-K).

10.1	Amended and Restated Employment Agreement made July 29, 2011, effective as of January 1, 2011, between the Company and John K. Martin, Jr.

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. †

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (ii) Consolidated Statement of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statement of Equity for the six months ended June 30, 2011 and 2010, (v) Notes to Consolidated Financial Statements and (vi) Supplementary Information — Condensed Consolidating Financial Statements.

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