Form 10-Q
period 2011-09-30
TIME WARNER INC.
filed 2011-11-02
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2011 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of October 25, 2011
Common Stock – $.01 par value	1,000,883,588

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

•

Results of operations. This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2011. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and events that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2011 and cash flows for the nine months ended September 30, 2011.

•

Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, CNN, HBO, Cinemax, Warner Bros., New Line Cinema, People, Sports Illustrated and Time. During the nine months ended September 30, 2011, the Company generated Revenues of $20.781 billion (up 9% from $19.076 billion in 2010), Operating Income of $4.132 billion (up 3% from $4.004 billion in 2010), Net Income attributable to Time Warner shareholders of $2.113 billion (up 17% from $1.809 billion in 2010) and Cash Provided by Operations from Continuing Operations of $2.146 billion (down 7% from $2.319 billion in 2010).

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Networks, Filmed Entertainment and Publishing. For additional information regarding Time Warner’s business segments, refer to Note 11, “Segment Information,” in the accompanying consolidated financial statements.

Networks.   Time Warner’s Networks segment consists of Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“Home Box Office”). During the nine months ended September 30, 2011, the Networks segment generated Revenues of $10.155 billion (49% of the Company’s overall Revenues) and $3.278 billion in Operating Income.

Turner operates domestic and international networks, including such recognized brands as TNT, TBS, truTV, CNN and Cartoon Network, which are among the leaders in advertising-supported cable television networks. The Turner networks generate revenues principally from providing programming to affiliates that have contracted to receive and distribute this programming and from the sale of advertising. Turner also operates various websites, including CartoonNetwork.com, CNN.com, Golf.com, NASCAR.com, NCAA.com and SI.com that generate revenues principally from the sale of advertising. In 2011, Turner continued to expand its online and mobile offerings for its networks by rolling out applications and websites for on demand viewing of programs on its TNT, TBS, Cartoon Network, Adult Swim and truTV networks and live streaming of its CNN and HLN networks to authenticated subscribers.

Turner has a multi-year arrangement with the National Basketball Association (the “NBA”) to televise NBA games on Turner’s TNT network. On June 30, 2011, the collective bargaining agreement between the NBA and the National Basketball Players Association expired, and on July 1, 2011 the NBA announced a lockout of the players (the “NBA Lockout”), which has resulted in the cancellation of NBA 2011-2012 season games through the end of November. For the three months ended September 30, 2011, the NBA Lockout did not have a material impact on the Networks segment’s operating results, and the Company does not expect it to have a material impact on the segment’s operating results for the remainder of the year. However, the longer-term impact of the NBA Lockout will be influenced by many factors including viewer ratings on TNT and advertising demand after the NBA Lockout ends. Because of the inherent uncertainties surrounding the NBA Lockout, the Company is unable to quantify the adverse impact that a prolonged NBA Lockout would have on the Networks segment’s operating results.

Home Box Office operates the HBO and Cinemax multi-channel premium pay television services, with the HBO service ranking as the most widely distributed domestic multi-channel premium pay television service. Home Box Office generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to their customers who choose to subscribe to the HBO or Cinemax services. An additional source of revenues for Home Box Office is the sale and licensing of its original programming, including True Blood, The Pacific, Sex and the City and Entourage. In 2010, Home Box Office launched its on demand broadband offerings of HBO and Cinemax by rolling out HBO GO and MAX GO, its authenticated online video services. In the second quarter and third quarter of 2011, Home Box Office made available HBO GO and MAX GO, respectively, on mobile devices, including the iPad, iPhone and Android smart phones. HBO GO was available to approximately 80% of the HBO domestic subscriber base and MAX GO was available to approximately 85% of the Cinemax domestic subscriber base as of November 2, 2011.

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

Filmed Entertainment. Time Warner’s Filmed Entertainment segment consists of businesses managed by the Warner Bros. Entertainment Group (“Warner Bros.”) that principally produce and distribute theatrical motion pictures, including the following recently released films: Harry Potter and the Deathly Hallows: Part 2, The Hangover Part II and Horrible Bosses, as well as television shows and videogames. During the nine months ended September 30, 2011, the Filmed Entertainment segment generated Revenues of $8.748 billion (39% of the Company’s overall Revenues) and $836 million in Operating Income.

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

Warner Bros. continues to be an industry leader in the television content business. During the 2011-2012 broadcast season, Warner Bros. expects to produce more than 30 scripted primetime series, with at least three series for each of the five broadcast networks (including 2 Broke Girls, The Big Bang Theory, Fringe, Harry’s Law, The Mentalist, The Middle, Mike & Molly, Two and a Half Men and Vampire Diaries) and original series for several cable networks (including The Closer, Pretty Little Liars, Rizzoli & Isles and Southland). Internationally, Warner Bros. has begun to form a group of local television production companies in major territories with a focus on non-scripted programs and formats that can be sold internationally and adapted for sale in the U.S. Warner Bros. has also begun to create locally produced versions of programs owned by the studio and to develop original local television programming.

The distribution of DVDs has been one of the largest drivers of the segment’s revenues and profits over the last several years. However, in recent years, home video revenues have declined as a result of several factors, including consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than DVD sales, the general economic downturn in the U.S. and many regions around the world, increasing competition for consumer discretionary time and spending, piracy, and the maturation of the standard definition DVD format. Reduced consumer spending on DVDs is being partially offset by growing sales of high definition Blu-ray Discs and increased sales through electronic delivery (particularly video-on-demand), which have higher gross margins than standard definition DVDs. The decline in consumer spending on DVDs is also being partially offset by the sale of theatrical and television content to subscription video-on-demand providers. For example, on October 13, 2011, Warner Bros. and CBS Corporation announced a licensing agreement with Netflix, Inc. (“Netflix”) that will allow Netflix’s U.S. members to stream previous seasons of scripted series that are currently on The CW network or that premiere on the network through the 2014-2015 broadcast season.

Publishing. Time Warner’s Publishing segment consists principally of magazine publishing and related websites as well as marketing services and direct-marketing businesses that are all primarily conducted by Time Inc. During the nine months ended September 30, 2011, the Publishing segment generated Revenues of $2.633 billion (12% of the Company’s overall Revenues) and $356 million in Operating Income.

As of September 30, 2011, Time Inc. published 21 magazines in the U.S., including People, Sports Illustrated and Time, and over 70 magazines outside the U.S. The Publishing segment generates revenues primarily from the sale of print advertising, magazine subscriptions and newsstand sales. Digital Advertising revenues were 12% and 13% of Time Inc.’s total Advertising revenues for the three and nine months ended September 30, 2011, respectively, compared to 13% and 14% for the three and nine months ended September 30, 2010, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Recent Developments

2011 Debt Offerings

On October 17, 2011, Time Warner issued $1.0 billion aggregate principal amount of debt securities from its shelf registration statement. On April 1, 2011, Time Warner issued $2.0 billion aggregate principal amount of debt securities from its shelf registration statement. See “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements” for more information.

Revolving Bank Credit Facilities

On September 27, 2011, Time Warner amended its $5.0 billion senior unsecured credit facilities, which had consisted of a $2.5 billion three-year revolving credit facility and a $2.5 billion five-year revolving credit facility. The amendment changed the $2.5 billion three-year revolving credit facility to a $2.5 billion four-year revolving credit facility with a maturity date of September 27, 2015 (the “Four Year Revolving Credit Facility”) and extended the maturity date of the $2.5 billion five-year revolving credit facility from January 19, 2016 to September 27, 2016 (the “Five Year Revolving Credit Facility” and together with the Four Year Revolving Credit Facility, the “Revolving Credit Facilities”). The amendment also reduced interest rates and facility fees and eliminated the reference to the percentage of commitments used under the Revolving Credit Facilities for the purpose of calculating the interest rate on borrowings under the Revolving Credit Facilities. See “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements” for more information.

RESULTS OF OPERATIONS

Recent Accounting Guidance Not Yet Adopted

See Note 1 to the accompanying consolidated financial statements for a discussion of recent accounting guidance not yet adopted.

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results has been affected by transactions and certain other items in each period as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/11	9/30/10	9/30/11	9/30/10

Asset impairments	$(4)	$(9)	$(15)	$(9)
Gain on operating assets	1	-	6	59
Other	(6)	(2)	(18)	(21)

Impact on Operating Income	(9)	(11)	(27)	29

Investment gains (losses), net	2	2	(1)	2
Amounts related to the separation of Time Warner Cable Inc.	(15)	2	(10)	(5)
Premiums paid and transaction costs incurred in connection with debt redemptions	-	(295)	-	(364)

Pretax impact(a)	(22)	(302)	(38)	(338)
Income tax impact of above items	8	116	22	144

Impact of items on net income attributable to Time Warner Inc. shareholders	$(14)	$(186)	$(16)	$(194)

(a)

For the three and nine months ended September 30, 2010, pretax impact amount does not include $4 million and $15 million, respectively, of external costs related to mergers, acquisitions or dispositions.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $30 million and $84 million for the three and nine months ended September 30, 2011, respectively, and $29 million and $44 million for the three and nine months ended September 30, 2010, respectively. For further discussion of Restructuring and severance costs, refer to “Consolidated Results” and “Business Segment Results.”

Asset Impairments

During the three and nine months ended September 30, 2011, the Company recorded $1 million and $12 million, respectively, of noncash impairments of capitalized software costs at the Filmed Entertainment segment as well as $3 million of other miscellaneous noncash asset impairments at the Filmed Entertainment segment for both the three and nine months ended September 30, 2011.

During the three and nine months ended September 30, 2010, the Company recorded a $9 million noncash impairment of intangible assets related to the termination of a videogames licensing relationship at the Filmed Entertainment segment.

Gain on Operating Assets

For the three and nine months ended September 30, 2011, the Company recognized Gains on operating assets of $1 million and $6 million, respectively.

For the nine months ended September 30, 2010, the Company recognized a $59 million gain at the Networks segment upon the acquisition of the controlling interest in HBO Central Europe (“HBO CE”), reflecting the recognition of the excess of the fair value over the Company’s carrying costs of its original investment in HBO CE.

Other

Other reflects legal and other professional fees related to the defense of securities litigation matters for former employees totaling $2 million and $6 million for the three and nine months ended September 30, 2011, respectively, and $2 million and $21 million for the three and nine months ended September 30, 2010, respectively. Other also reflects external costs related to mergers, acquisitions or dispositions of $4 million and $12 million for the three and nine months ended September 30, 2011, respectively.

Investment Gains (Losses), Net

For the three and nine months ended September 30, 2011, the Company recognized $2 million of net miscellaneous investment gains and $1 million of net miscellaneous investment losses, respectively.

For both the three and nine months ended September 30, 2010, the Company recognized $2 million of net miscellaneous investment gains.

Amounts Related to the Separation of Time Warner Cable Inc.

For the three and nine months ended September 30, 2011, the Company recognized $10 million and $5 million, respectively, of other loss related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by Time Warner Cable Inc. (“TWC”) employees and $5 million of other loss for both the three and nine months ended September 30, 2011 related to changes in the value of a TWC tax indemnification receivable.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Premiums Paid and Transaction Costs Incurred in Connection with Debt Redemptions

For the three and nine months ended September 30, 2010, the Company recognized $295 million and $364 million, respectively, of premiums paid and transaction costs incurred in connection with debt redemptions. During the three months ended September 30, 2010, the Company repurchased and redeemed all $1.0 billion aggregate principal amount of the 5.50% Notes due 2011 of Time Warner, $1.362 billion aggregate principal amount of outstanding 6.875% Notes due 2012 of Time Warner and $568 million aggregate principal amount of outstanding 9.125% Debentures due 2013 of Historic TW Inc. (as successor by merger to Time Warner Companies, Inc.). In addition, during the nine months ended September 30, 2010, the Company repurchased and redeemed all $1.0 billion aggregate principal amount of the 6.75% Notes due 2011 of Time Warner.

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

Revenues. The components of Revenues are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/11	9/30/10	% Change	9/30/11	9/30/10	% Change
Subscription	$2,376	$2,263	5%	$7,135	$6,725	6%
Advertising	1,395	1,330	5%	4,452	4,027	11%
Content	3,130	2,636	19%	8,709	7,914	10%
Other	167	148	13%	485	410	18%

Total revenues	$7,068	$6,377	11%	$20,781	$19,076	9%

The increase in Subscription and Advertising revenues for the three and nine months ended September 30, 2011 was primarily related to an increase at the Networks segment. The increase in Content revenues for the three months ended September 30, 2011 was due primarily to an increase at the Filmed Entertainment segment and for the nine months ended September 30, 2011 was primarily due to increases at the Filmed Entertainment and Networks segments.

Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues. For the three months ended September 30, 2011 and 2010, Costs of revenues totaled $3.808 billion and $3.529 billion, respectively, and, for the nine months ended September 30, 2011 and 2010, Costs of revenues totaled $11.579 billion and $10.481 billion, respectively. The increases in Costs of revenues for the three and nine months ended September 30, 2011 were driven primarily by increases at the Networks and Filmed Entertainment segments. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses. For the three months ended September 30, 2011, Selling, general and administrative expenses increased 11% to $1.563 billion from $1.409 billion for the three months ended September 30, 2010. For the nine months ended September 30, 2011, Selling, general and administrative expenses increased 8% to $4.775 billion from $4.409 billion for the nine months ended September 30, 2010. The increases in Selling, general and administrative expenses for the three and nine months ended September 30, 2011 primarily related to increases at the Networks and Filmed Entertainment segments. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $160 million and $487 million for the three and nine months ended September 30, 2011, respectively, and $168 million and $502 million

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

for the three and nine months ended September 30, 2010, respectively.

Amortization Expense. Amortization expense increased to $68 million and $202 million for the three and nine months ended September 30, 2011, respectively, from $54 million and $188 million for the three and nine months ended September 30, 2010, respectively.

Restructuring and Severance Costs. For the three and nine months ended September 30, 2011, the Company incurred Restructuring and severance costs of $30 million and $84 million, respectively, primarily related to employee terminations and other exit activities, consisting of $16 million and $34 million, respectively, at the Networks segment, $11 million and $33 million, respectively, at the Filmed Entertainment segment and $3 million and $15 million, respectively, at the Publishing segment and, for the nine months ended September 30, 2011, $2 million at the Corporate segment.

For the three and nine months ended September 30, 2010, the Company incurred Restructuring and severance costs of $29 million and $44 million, respectively, primarily related to employee terminations and other exit activities, consisting of $5 million for both periods at the Networks segment, $10 million and $17 million, respectively, at the Filmed Entertainment segment and $14 million and $22 million, respectively, at the Publishing segment.

Operating Income. Operating Income increased to $1.596 billion for the three months ended September 30, 2011 from $1.347 billion for the three months ended September 30, 2010. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $9 million and $11 million of expense for the three months ended September 30, 2011 and 2010, respectively, Operating Income increased $247 million, primarily reflecting an increase at the Filmed Entertainment segment, partially offset by declines at the Networks and Publishing segments.

Operating Income increased to $4.132 billion for the nine months ended September 30, 2011 from $4.004 billion for the nine months ended September 30, 2010. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $27 million of expense and $29 million of income for the nine months ended September 30, 2011 and 2010, respectively, Operating Income increased $184 million, primarily reflecting increases at the Filmed Entertainment, Networks and Publishing segments.

The segment variations are discussed under “Business Segment Results.”

Interest Expense, Net. For the three and nine months ended September 30, 2011, Interest expense, net, increased to $310 million and $898 million, respectively, from $299 million and $895 million for the three and nine months ended September 30, 2010, respectively. The increases for both the three and nine months ended September 30, 2011 reflect higher average debt in 2011, primarily related to the issuance of $2.0 billion aggregate principal amount of debt securities in April 2011, partially offset by lower average interest rates due in part to the debt transactions the Company completed in 2010 and 2011.

Other Loss, Net. Other loss, net detail is shown in the table below (millions):

	Three Months Ended		Nine Months Ended
	9/30/11	9/30/10	9/30/11	9/30/10
Investment gains (losses), net	$2	$2	$(1)	$2
Amounts related to the separation of TWC	(15)	2	(10)	(5)
Premiums paid and transaction costs incurred in connection with debt redemptions	-	(295)	-	(364)
Loss from equity method investees	(17)	(19)	(27)	(22)
Other	(3)	3	(11)	12

Other loss, net	$(33)	$(307)	$(49)	$(377)

The changes in Other loss, net related to investment gains (losses), net, amounts related to the separation of TWC and premiums paid and transaction costs incurred in connection with debt redemptions are discussed under “Transactions and Other Items Affecting Comparability.” For the nine months ended September 30, 2011, the remaining change in Other loss,

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

net was due primarily to the unfavorable impact of foreign exchange rates.

Income Tax Provision. Income tax expense increased to $431 million and $1.075 billion for the three and nine months ended September 30, 2011, respectively, from $221 million and $927 million for the three and nine months ended September 30, 2010, respectively. The Company’s effective tax rate for continuing operations was 34% for both the three and nine months ended September 30, 2011, respectively, compared to 30% and 34% for the three and nine months ended September 30, 2010, respectively. The increase in the effective tax rate for the three months ended September 30, 2011 was primarily due to the benefit of valuation allowance releases on tax attributes during the three months ended September 30, 2010.

Net Income. Net income increased to $822 million for the three months ended September 30, 2011 from $520 million for the three months ended September 30, 2010. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $14 million and $186 million of expense, net for the three months ended September 30, 2011 and 2010, respectively, Net income for the three months ended September 30, 2011 increased by $130 million, primarily reflecting higher Operating Income.

Net income increased to $2.110 billion for the nine months ended September 30, 2011 from $1.805 billion for the nine months ended September 30, 2010. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $16 million and $194 million of expense, net for the nine months ended September 30, 2011 and 2010, respectively, Net income for the nine months ended September 30, 2011 increased by $127 million, primarily reflecting higher Operating Income.

Net Loss Attributable to Noncontrolling Interests. For the three and nine months ended September 30, 2011, Net loss attributable to noncontrolling interests was $0 and $3 million, respectively. For the three and nine months ended September 30, 2010, Net loss attributable to noncontrolling interests was $2 million and $4 million, respectively.

Net Income Attributable to Time Warner Inc. Shareholders.   Net income attributable to Time Warner Inc. shareholders was $822 million and $522 million for the three months ended September 30, 2011 and 2010, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $0.79 and $0.78, respectively, for the three months ended September 30, 2011 compared to $0.46 for both for the three months ended September 30, 2010.

Net income attributable to Time Warner Inc. shareholders was $2.113 billion and $1.809 billion for the nine months ended September 30, 2011 and 2010, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $1.97 and $1.95, respectively, for the nine months ended September 30, 2011 compared to $1.58 and $1.57, respectively, for the nine months ended September 30, 2010.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Business Segment Results

Networks. Revenues and Operating Income of the Networks segment for the three and nine months ended September 30, 2011 and 2010 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/11	9/30/10	% Change	9/30/11	9/30/10	% Change
Revenues:
Subscription	$2,038	$1,926	6%	$6,136	$5,730	7%
Advertising	922	848	9%	3,068	2,640	16%
Content	203	203	-	833	673	24%
Other	45	27	67%	118	89	33%

Total revenues	3,208	3,004	7%	10,155	9,132	11%
Costs of revenues(a)	(1,423)	(1,285)	11%	(4,788)	(4,053)	18%
Selling, general and administrative(a)	(587)	(483)	22%	(1,778)	(1,530)	16%
Gain (loss) on operating assets	-	-	-	(2)	59	(103%)
Restructuring and severance costs	(16)	(5)	220%	(34)	(5)	NM
Depreciation	(80)	(86)	(7%)	(244)	(258)	(5%)
Amortization	(10)	(7)	43%	(31)	(25)	24%

Operating Income	$1,092	$1,138	(4%)	$3,278	$3,320	(1%)

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues for the three and nine months ended September 30, 2011 consisted of an increase in domestic subscription revenues of $69 million and $275 million, respectively, mainly due to higher domestic subscription rates, and an increase in international subscription revenues of $43 million and $131 million, respectively, primarily due to international subscriber growth and the favorable effect of foreign exchange rates.

The increase in Advertising revenues for the three and nine months ended September 30, 2011 reflected domestic growth of $34 million and $294 million, respectively, due to strong pricing and for the nine months ended September 30, 2011 also as a result of sports programming. International advertising revenues for the three and nine months ended September 30, 2011 increased $40 million and $134 million, respectively, primarily due to international growth, including acquisitions.

Content revenues for the three months ended September 30, 2011 were flat. The increase in Content revenues for the nine months ended September 30, 2011 was due primarily to higher sales of Home Box Office’s original programming of $108 million and higher licensing revenues of $42 million at Turner.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Networks segment are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/11	9/30/10	% Change	9/30/11	9/30/10	% Change
Programming costs:
Originals and sports	$636	$543	17%	$2,387	$1,848	29%
Acquired films and syndicated series	467	455	3%	1,366	1,336	2%

Total programming costs	1,103	998	11%	3,753	3,184	18%
Other direct operating costs	320	287	11%	1,035	869	19%

Costs of revenues(a)	$1,423	$1,285	11%	$4,788	$4,053	18%

(a)	Costs of revenues exclude depreciation.

The increases in Costs of revenues for the three and nine months ended September 30, 2011 were driven by higher programming costs and other direct operating costs. The increase in programming costs for the three and nine months ended September 30, 2011 reflected higher costs for originals and sports programming. Higher sports programming costs for the three months ended September 30, 2011 primarily related to the timing of sports events and for the nine months ended September 30, 2011 primarily related to the NCAA Tournament programming. The increase in other direct operating costs for the three months ended September 30, 2011 was primarily due to higher international costs of $10 million related to international growth. The increase in other direct operating costs for the nine months ended September 30, 2011 was driven by higher international costs of $54 million related to international growth and higher Home Box Office distribution costs of $39 million primarily associated with the increase in content sales of Home Box Office’s original programming.

For the three and nine months ended September 30, 2011, Selling, general and administrative expenses increased due primarily to higher marketing expenses of $24 million and $108 million, respectively, which for the nine months ended September 30, 2011 included expenses associated with an HBO GO national marketing campaign. Selling, general and administrative expenses for the three and nine months ended September 30, 2011 also included higher international costs of $12 million and $39 million, respectively, primarily associated with growth. In addition, Selling, general and administrative expenses for the three and nine months ended September 30, 2010 included a $58 million reserve reversal in connection with the resolution of litigation related to the 2004 sale of the Atlanta Hawks and Thrashers sports franchises and certain operating rights to the Philips Arena.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the nine months ended September 30, 2010 included a $59 million gain that was recognized upon the Company’s acquisition of the controlling interest in HBO CE, reflecting the excess of the fair value over the Company’s carrying costs of its original investment in HBO CE.

Operating Income decreased for the three and nine months ended September 30, 2011 primarily due to higher Costs of revenues and Selling, general and administrative expenses, partially offset by higher revenues. Operating Income for the three and nine months ended September 30, 2011 was negatively affected by the absence in 2011 of the $58 million reserve reversal in connection with the resolution of litigation discussed above and for the nine months ended September 30, 2011 was also negatively affected by the absence in 2011 of the $59 million gain relating to HBO CE, as discussed above. The Company anticipates that Operating Income at the Networks segment will grow in the fourth quarter of 2011, as compared to a decline for the first nine months of 2011, due primarily to the timing of expenses.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Filmed Entertainment. Revenues and Operating Income of the Filmed Entertainment segment for the three and nine months ended September 30, 2011 and 2010 are as follows (millions):

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Three Months Ended			Nine Months Ended
	9/30/11	9/30/10	% Change	9/30/11	9/30/10	% Change
Revenues:
Subscription	$22	$19	16%	$60	$44	36%
Advertising	26	21	24%	58	51	14%
Content	3,212	2,704	19%	8,496	7,804	9%
Other	37	32	16%	134	87	54%

Total revenues	3,297	2,776	19%	8,748	7,986	10%
Costs of revenues(a)	(2,210)	(2,079)	6%	(6,197)	(5,787)	7%
Selling, general and administrative(a)	(454)	(394)	15%	(1,390)	(1,228)	13%
Gain on operating assets	1	-	NM	8	-	NM
Asset impairments	(4)	(9)	(56%)	(15)	(9)	67%
Restructuring and severance costs	(11)	(10)	10%	(33)	(17)	94%
Depreciation	(48)	(47)	2%	(146)	(134)	9%
Amortization	(47)	(37)	27%	(139)	(131)	6%

Operating Income	$524	$200	162%	$836	$680	23%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Content revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three and nine months ended September 30, 2011 and 2010 are as follows (millions):

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Three Months Ended			Nine Months Ended
	9/30/11	9/30/10	% Change	9/30/11	9/30/10	% Change
Theatrical product:
Theatrical film	$979	$518	89%	$1,757	$1,485	18%
Home video and electronic delivery	421	534	(21%)	1,670	1,780	(6%)
Television licensing	352	424	(17%)	1,113	1,223	(9%)
Consumer products and other	43	26	65%	107	74	45%

Total theatrical product	1,795	1,502	20%	4,647	4,562	2%

Television product:
Television licensing	1,028	780	32%	2,572	2,147	20%
Home video and electronic delivery	161	215	(25%)	419	501	(16%)
Consumer products and other	63	42	50%	168	145	16%

Total television product	1,252	1,037	21%	3,159	2,793	13%

Other	165	165	-	690	449	54%

Total Content revenues	$3,212	$2,704	19%	$8,496	$7,804	9%

The increase in Content revenues for the three and nine months ended September 30, 2011 included the net positive impact

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

of foreign exchange rates on the segment’s international operations of approximately $100 million and $220 million, respectively.

For the three months ended September 30, 2011, theatrical product revenues from theatrical film increased due to higher revenues from theatrical films released in the current quarter of $422 million and higher carryover revenues from releases in prior periods of $39 million. Six theatrical films were released in the third quarter of 2011 as compared to seven in the prior year quarter. For the nine months ended September 30, 2011, theatrical product revenues from theatrical film increased due to higher revenues from theatrical films released in the first nine months of 2011 of $416 million, partially offset by lower carryover revenues from releases in prior periods of $144 million. Sixteen theatrical films were released in the first nine months of 2011 as compared to 18 in the first nine months of 2010.

Theatrical product revenues from home video and electronic delivery for the three months ended September 30, 2011 decreased due to lower revenues from current quarter releases of $136 million, partially offset by higher carryover revenues from releases in prior periods and catalog revenues of $23 million. There were two releases in the current quarter as compared to three in the prior year quarter. For the nine months ended September 30, 2011, theatrical product revenues from home video and electronic delivery decreased due to lower revenues from current year-to-date releases in the first nine months of 2011 of $168 million, partially offset by higher carryover revenues from releases in prior periods and catalog revenues of $58 million. There were 13 releases in the first nine months of 2011 as compared to 18 in the first nine months of 2010.

Theatrical product revenues from television licensing decreased for the three and nine months ended September 30, 2011 due primarily to the quantity and mix of availabilities.

The increase in television product licensing fees for the three and nine months ended September 30, 2011 was primarily due to higher revenues from worldwide syndication.

Television product revenues from home video and electronic delivery decreased for the three and nine months ended September 30, 2011 due primarily to the timing and mix of product. In addition, for the three and nine months ended September 30, 2010, television product revenues from home video and electronic delivery included the positive effect of a distribution agreement that the Company entered into in the third quarter of 2010 relating to a slate of catalog television shows.

For the three months ended September 30, 2011, other content revenues were flat. For the nine months ended September 30, 2011, other content revenues increased primarily due to higher revenues from interactive videogames released in the first nine months of 2011.

The components of Costs of revenues for the Filmed Entertainment segment are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/11	9/30/10	% Change	9/30/11	9/30/10	% Change

Film costs	$1,428	$1,264	13%	$3,831	$3,568	7%
Print and advertising costs	548	580	(6%)	1,581	1,540	3%
Other, including merchandise and related costs	234	235	-	785	679	16%

Costs of revenues(a)	$2,210	$2,079	6%	$6,197	$5,787	7%

(a)	Costs of revenues exclude depreciation.

Costs of revenues for the three months ended September 30, 2011 increased due to higher film costs, partially offset by lower print and advertising costs. Costs of revenues for the nine months ended September 30, 2011 increased due to

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

increases in film costs, other costs and print and advertising costs. Film costs and print and advertising costs for the three and nine months ended September 30, 2011 changed mainly due to the mix of product released. Included in film costs are theatrical film valuation adjustments as a result of revisions to estimates of ultimate revenue for certain theatrical films. For the three and nine months ended September 30, 2011, there was a reversal of theatrical film valuation adjustments of $21 million and net theatrical film valuation adjustments of $29 million, respectively, as compared to theatrical film valuation adjustments of $29 million for both the three and nine months ended September 30, 2010. Other costs increased for the nine months ended September 30, 2011 primarily due to higher distribution costs mainly associated with the increase in interactive videogame sales.

The increase in Selling, general and administrative expenses for the three and nine months ended September 30, 2011 was primarily due to higher costs associated with new business initiatives and acquisitions of $17 million and $49 million, respectively, and higher distribution fees of $12 million and $34 million, respectively, primarily associated with certain videogames and international theatrical releases.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the three and nine months ended September 30, 2011 included $1 million and $12 million, respectively, of noncash impairments of capitalized software costs as well as $3 million of other miscellaneous noncash asset impairments for both the three and nine months ended September 30, 2011. The results for the three and nine months ended September 30, 2010 included a $9 million noncash impairment of intangible assets related to the termination of a videogames licensing relationship. In addition, the Filmed Entertainment segment incurred $11 million and $33 million of Restructuring and severance costs for the three and nine months ended September 30, 2011, respectively, and expects to incur additional Restructuring and severance costs of approximately $20 million for the remainder of the year.

The increase in Operating Income for the three and nine months ended September 30, 2011 was primarily due to higher revenues, partially offset by higher Costs of revenues and Selling, general and administrative expenses.

Publishing. Revenues and Operating Income of the Publishing segment for the three and nine months ended September 30, 2011 and 2010 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/11	9/30/10	% Change	9/30/11	9/30/10	% Change
Revenues:
Subscription	$316	$318	(1%)	$939	$951	(1%)
Advertising	462	478	(3%)	1,372	1,382	(1%)
Content	15	14	7%	56	44	27%
Other	96	91	5%	266	242	10%

Total revenues	889	901	(1%)	2,633	2,619	1%
Costs of revenues(a)	(359)	(340)	6%	(1,025)	(990)	4%
Selling, general and administrative(a)	(367)	(370)	(1%)	(1,129)	(1,149)	(2%)
Restructuring and severance costs	(3)	(14)	(79%)	(15)	(22)	(32%)
Depreciation	(25)	(26)	(4%)	(76)	(82)	(7%)
Amortization	(11)	(10)	10%	(32)	(32)	-

Operating Income	$124	$141	(12%)	$356	$344	3%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

For the three and nine months ended September 30, 2011, Subscription revenues were essentially flat.

For the three and nine months ended September 30, 2011, Advertising revenues decreased primarily driven by lower domestic print advertising revenues of $15 million and $3 million, respectively, and lower digital advertising revenues of $8 million and $17 million, respectively, which included the negative impact of the transfer of management of SI.com and

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Golf.com to Turner in the fourth quarter of 2010. These decreases were partially offset by higher custom publishing revenues of $3 million and $10 million, respectively, for the three and nine months ended September 30, 2011.

The increase in Other revenues for the three and nine months ended September 30, 2011 was due to the license fee for SI.com and Golf.com received from Turner following the transfer of the websites’ management to Turner.

The components of Costs of revenues for the Publishing segment are as follows (millions):

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Three Months Ended			Nine Months Ended
	9/30/11	9/30/10	% Change	9/30/11	9/30/10	% Change
Production costs	$208	$194	7%	$610	$575	6%
Editorial costs	123	119	3%	355	351	1%
Other	28	27	4%	60	64	(6%)

Costs of revenues(a)	$359	$340	6%	$1,025	$990	4%

(a)	Costs of revenues exclude depreciation.

For the three and nine months ended September 30, 2011, Costs of revenues increased 6% and 4%, respectively, primarily due to higher production costs, which largely reflected higher paper costs.

For the three and nine months ended September 30, 2011, Selling, general and administrative expenses were essentially flat compared to the three and nine months ended September 30, 2010.

Operating Income decreased for the three months ended September 30, 2011 due primarily to higher Costs of revenues and lower revenues. Operating Income increased for the nine months ended September 30, 2011 due primarily to higher revenues, partially offset by an increase in Costs of revenues.

As discussed in more detail in Note 1 to the Company’s consolidated financial statements in the 2010 Form 10-K, goodwill and indefinite-lived intangible assets, primarily certain trademarks and brand names, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. As of December 31, 2010, the fair values of the Time Inc. reporting unit and certain Time Inc. tradenames were within 10% of their respective book values. In the fourth quarter of 2011, the Company will perform its annual impairment review of goodwill and indefinite-lived intangible assets. No interim impairment analyses of the Company’s goodwill and indefinite-lived intangible assets have been required in 2011. If current economic conditions worsen, it is possible that the book values of the Time Inc. reporting unit and certain of its tradenames will exceed their respective fair values, which may result in the Company recognizing a noncash impairment in the fourth quarter of 2011 that could be material.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Corporate. Operating Loss of the Corporate segment for the three and nine months ended September 30, 2011 and 2010 was as follows (millions):

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Three Months Ended			Nine Months Ended
	9/30/11	9/30/10	% Change	9/30/11	9/30/10	% Change
Selling, general and administrative(a)	$(75)	$(77)	(3%)	$(238)	$(256)	(7%)
Restructuring and severance costs	-	-	-	(2)	-	NM
Depreciation	(7)	(9)	(22%)	(21)	(28)	(25%)

Operating Loss	$(82)	$(86)	(5%)	$(261)	$(284)	(8%)

(a)	Selling, general and administrative expenses exclude depreciation.

Operating Loss decreased for the three and nine months ended September 30, 2011 compared to the prior year due primarily to lower depreciation expense and for the nine months ended September 30, 2011 also due to lower legal and other professional fees of $15 million related to the defense of former employees in various lawsuits.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments, the purchase of common stock under the Company’s repurchase program and scheduled debt repayments. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at September 30, 2011 was $8.313 billion, which included $3.245 billion of Cash and equivalents.

Current Financial Condition

At September 30, 2011, Time Warner had $18.533 billion of debt, $3.245 billion of Cash and equivalents (net debt, defined as total debt less Cash and equivalents, of $15.288 billion) and $31.166 billion of Shareholders’ equity, compared to $16.549 billion of debt, $3.663 billion of Cash and equivalents (net debt of $12.886 billion) and $32.940 billion of Shareholders’ equity at December 31, 2010.

The following table shows the significant items contributing to the increase in net debt from December 31, 2010 to September 30, 2011 (millions):

0000000000
Balance at December 31, 2010	$12,886
Cash provided by operations from continuing operations	(2,146)
Capital expenditures	511
Dividends paid to common stockholders	761
Investments and acquisitions, net	312
Proceeds from the sale of investments	(39)
Repurchases of common stock	3,083
All other, net	(80)

Balance at September 30, 2011	$15,288

On January 25, 2011, Time Warner’s Board of Directors increased the amount remaining on the Company’s common stock repurchase program to $5.0 billion for share repurchases beginning January 1, 2011. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2011 through October 28, 2011, the Company repurchased 110 million shares of common stock for $3.744

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Cash Flows

Cash and equivalents decreased by $418 million and $724 million for the nine months ended September 30, 2011 and 2010, respectively. Components of these changes are discussed below in more detail.

Operating Activities from Continuing Operations

Details of Cash provided by operations from continuing operations are as follows (millions):

	0000000000	0000000000
	Nine Months Ended
	9/30/11	9/30/10
Operating Income	$4,132	$4,004
Depreciation and amortization	689	690
Net interest payments(a)	(776)	(743)
Net income taxes paid(b)	(677)	(851)
All other, net, including working capital changes	(1,222)	(781)

Cash provided by operations from continuing operations	$2,146	$2,319

(a)	Includes cash interest received of $29 million and $19 million for the nine months ended September 30, 2011 and 2010, respectively.
(b)

Includes income tax refunds received of $86 million and $80 million for the nine months ended September 30, 2011 and 2010, respectively, and payments to TWC of $0 and $87 million for the nine months ended September 30, 2011 and 2010, respectively, pursuant to an income tax sharing arrangement.

Cash provided by operations from continuing operations decreased to $2.146 billion for the nine months ended September 30, 2011 from $2.319 billion for the nine months ended September 30, 2010. The decrease in Cash provided by operations from continuing operations was related primarily to cash used by working capital, reflecting higher production spending, partially offset by lower income taxes paid and higher Operating Income.

Investing Activities from Continuing Operations

Details of Cash used by investing activities from continuing operations are as follows (millions):

	0000000000	0000000000
	Nine Months Ended
	9/30/11	9/30/10
Investments in available-for-sale securities	$(3)	$(13)
Investments and acquisitions, net of cash acquired:
HBO LAG	(65)	(217)
HBO CE	-	(136)
All other	(244)	(239)
Capital expenditures	(511)	(337)
Proceeds from the sale of available-for-sale securities	8	-
All other investment and sale proceeds	31	116

Cash used by investing activities from continuing operations	$(784)	$(826)

Cash used by investing activities from continuing operations decreased to $784 million for the nine months ended September 30, 2011 from $826 million for the nine months ended September 30, 2010. The decrease was primarily the result of lower investments and acquisitions spending, partially offset by higher Capital expenditures and lower investment and sale proceeds.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Financing Activities from Continuing Operations

Details of Cash used by financing activities from continuing operations are as follows (millions):

	0000000000	0000000000
	Nine Months Ended
	9/30/11	9/30/10
Borrowings	$2,029	$5,220
Debt repayments	(60)	(4,856)
Proceeds from the exercise of stock options	174	85
Excess tax benefit on stock options	19	5
Principal payments on capital leases	(9)	(11)
Repurchases of common stock	(3,083)	(1,516)
Dividends paid	(761)	(733)
Other financing activities	(88)	(388)

Cash used by financing activities from continuing operations	$(1,779)	$(2,194)

Cash used by financing activities from continuing operations decreased to $1.779 billion for the nine months ended September 30, 2011 from $2.194 billion for the nine months ended September 30, 2010. The decrease in Cash used by financing activities from continuing operations was primarily due to a decrease in net debt borrowings, less Cash used by other financing activities and higher Proceeds from the exercise of stock options, partially offset by an increase in Repurchases of common stock made in connection with the Company’s common stock repurchase program. Other financing activities for the nine months ended September 30, 2010 include premiums and transaction costs paid in connection with debt redemptions in 2010.

Cash Flows from Discontinued Operations

Cash used by discontinued operations was $1 million and $23 million for the nine months ended September 30, 2011 and 2010, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At September 30, 2011, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $26.912 billion. Of this committed capacity, $8.313 billion was unused and $18.533 billion was outstanding as debt. At September 30, 2011, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	0000000000	0000000000	0000000000	0000000000
	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$3,245	$-	$-	$3,245
Revolving bank credit agreement and commercial paper program	5,000	3	-	4,997
Fixed-rate public debt	18,260	-	18,260	-
Other obligations(d)	407	63	273	71

Total	$26,912	$66	$18,533	$8,313

(a)

The revolving bank credit agreement, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 14.6 years as of September 30, 2011.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts. At September 30, 2011, the Company’s public debt matures as follows: $0 in 2011, $638 million in 2012, $732 million in 2013, $0 in 2014, $1.000 billion in 2015, $1.150 billion in 2016 and $14.881 billion thereafter. In the period after 2016, no more than $2.0 billion will mature in any given year.

(d)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $22 million are due within the next twelve months.

2011 Debt Offerings

On October 17, 2011, Time Warner issued $1.0 billion aggregate principal amount of debt securities from its shelf registration statement, consisting of $500 million aggregate principal amount of 4.00% Notes due 2022 and $500 million aggregate principal amount of 5.375% Debentures due 2041.

On April 1, 2011, Time Warner issued $2.0 billion aggregate principal amount of debt securities from its shelf registration statement, consisting of $1.0 billion aggregate principal amount of 4.75% Notes due 2021 and $1.0 billion aggregate principal amount of 6.25% Debentures due 2041.

The net proceeds of both offerings will be used for general corporate purposes, which may include share repurchases.

Revolving Bank Credit Facilities

On September 27, 2011, Time Warner amended its $5.0 billion senior unsecured credit facilities, which had consisted of a $2.5 billion three-year revolving credit facility and a $2.5 billion five-year revolving credit facility. The amendment changed the $2.5 billion three-year revolving credit facility to a $2.5 billion four-year revolving credit facility with a maturity date of September 27, 2015 and extended the maturity date of the $2.5 billion five-year revolving credit facility from January 19, 2016 to September 27, 2016. The amendment also reduced interest rates and facility fees and eliminated the reference to the percentage of commitments used under the Revolving Credit Facilities for the purpose of calculating the interest rate on borrowings under the Revolving Credit Facilities.

The interest rate on borrowings and the facility fees under the Revolving Credit Facilities are based on the credit rating for Time Warner’s senior unsecured long-term debt. Based on the credit rating as of September 30, 2011, the interest rate on borrowings under the Four-Year Revolving Credit Facility would be LIBOR (TIBOR in the case of yen borrowings) plus 1.10% per annum, and the facility fee was 0.15% per annum and the interest rate on borrowings under the Five-Year Revolving Credit Facility would be LIBOR (TIBOR in the case of yen borrowings) plus 1.075% per annum and the facility

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

fee was 0.175% per annum.

The funding commitments under the Revolving Credit Facilities are provided by a geographically diverse group of 20 major financial institutions based in countries including Canada, France, Germany, Japan, Spain, Switzerland, the United Kingdom and the U.S. No institution accounts for more than 7% of the aggregate undrawn loan commitments.

Commercial Paper Program

The Company has a commercial paper program, which was established on February 16, 2011 on a private placement basis, under which Time Warner may issue unsecured commercial paper notes up to a maximum aggregate amount, not to exceed the unused committed capacity under the $5.0 billion Revolving Credit Facilities, which support the commercial paper program.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium cable, basic cable and broadcast exhibition. Backlog was approximately $5.1 billion and $5.2 billion at September 30, 2011 and December 31, 2010, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment in the amount of $1.4 billion and $1.3 billion at September 30, 2011 and December 31, 2010, respectively.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding the impact of the NBA Lockout on the Networks segment’s operating results for the remainder of the year, the anticipated growth of Operating Income at the Networks segment in the fourth quarter of 2011, the adequacy of the Company’s liquidity to meet its needs for the foreseeable future, the Company’s international expansion plans and expected additional Restructuring and severance costs.

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

•	decreased liquidity in the capital markets, including any limitation on the Company’s ability to access the capital markets for debt securities or obtain bank financings on acceptable terms;
•	the effects of any significant acquisitions, dispositions and other similar transactions by the Company;
•	the failure to meet earnings expectations;
•	the adequacy of the Company’s risk management framework;
•	changes in U.S. GAAP or other applicable accounting policies;
•	the impact of terrorist acts, hostilities, natural disasters and pandemic viruses;
•	the effect of union or labor disputes or player lockouts affecting the NBA or other professional sports leagues whose programming is shown on the Company’s networks;
•	changes in tax, federal communication and other laws and regulations; and
•	the other risks and uncertainties detailed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(Unaudited; millions, except share amounts)

	September 30,	September 30,
	September 30, 2011	December 31, 2010

ASSETS
Current assets
Cash and equivalents	$3,245	$3,663
Receivables, less allowances of $1,712 and $2,161	5,742	6,413
Inventories	1,999	1,920
Deferred income taxes	475	581
Prepaid expenses and other current assets	621	561

Total current assets	12,082	13,138

Noncurrent inventories and film costs	6,804	5,985
Investments, including available-for-sale securities	1,925	1,796
Property, plant and equipment, net	3,921	3,874
Intangible assets subject to amortization, net	2,313	2,492
Intangible assets not subject to amortization	7,833	7,827
Goodwill	30,095	29,994
Other assets	1,917	1,418

Total assets	$66,890	$66,524

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,242	$7,733
Deferred revenue	979	884
Debt due within one year	22	26

Total current liabilities	8,243	8,643

Long-term debt	18,511	16,523
Deferred income taxes	2,444	1,950
Deferred revenue	286	296
Other noncurrent liabilities	6,243	6,167
Commitments and Contingencies (Note 12)

Equity
Common stock, $0.01 par value, 1.650 billion and 1.641 billion shares issued and 1.016 billion and 1.099 billion shares outstanding	17	16
Paid-in-capital	156,272	157,146
Treasury stock, at cost (634 million and 542 million shares)	(32,193)	(29,033)
Accumulated other comprehensive loss, net	(486)	(632)
Accumulated deficit	(92,444)	(94,557)

Total Time Warner Inc. shareholders’ equity	31,166	32,940
Noncontrolling interests	(3)	5

Total equity	31,163	32,945

Total liabilities and equity	$66,890	$66,524

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited; millions, except per share amounts)

	9/30/11	9/30/11	9/30/11	9/30/11
	Three Months Ended		Nine Months Ended
	9/30/11	9/30/10	9/30/11	9/30/10

Revenues	$7,068	$6,377	$20,781	$19,076
Costs of revenues	(3,808)	(3,529)	(11,579)	(10,481)
Selling, general and administrative	(1,563)	(1,409)	(4,775)	(4,409)
Amortization of intangible assets	(68)	(54)	(202)	(188)
Restructuring and severance costs	(30)	(29)	(84)	(44)
Asset impairments	(4)	(9)	(15)	(9)
Gain on operating assets	1	-	6	59

Operating income	1,596	1,347	4,132	4,004
Interest expense, net	(310)	(299)	(898)	(895)
Other loss, net	(33)	(307)	(49)	(377)

Income before income taxes	1,253	741	3,185	2,732
Income tax provision	(431)	(221)	(1,075)	(927)

Net income	822	520	2,110	1,805
Less Net loss attributable to noncontrolling interests	-	2	3	4

Net income attributable to Time Warner Inc. shareholders	$822	$522	$2,113	$1,809

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income per common share	$0.79	$0.46	$1.97	$1.58

Average basic common shares outstanding	1,036.4	1,121.0	1,064.2	1,135.8

Diluted net income per common share	$0.78	$0.46	$1.95	$1.57

Average diluted common shares outstanding	1,053.3	1,138.0	1,082.4	1,152.4

Cash dividends declared per share of common stock	$0.2350	$0.2125	$0.7050	$0.6375

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months Ended September 30,

(Unaudited; millions)

	2011	2010

OPERATIONS
Net income	$2,110	$1,805
Adjustments for noncash and nonoperating items:
Depreciation and amortization	689	690
Amortization of film and television costs	5,600	4,670
Asset impairments	15	9
(Gain) loss on investments and other assets, net	4	(1)
Equity in losses of investee companies, net of cash distributions	76	62
Equity-based compensation	185	163
Deferred income taxes	106	(31)
Changes in operating assets and liabilities, net of acquisitions	(6,639)	(5,048)

Cash provided by operations from continuing operations	2,146	2,319

INVESTING ACTIVITIES
Investments in available-for-sale securities	(3)	(13)
Investments and acquisitions, net of cash acquired	(309)	(592)
Capital expenditures	(511)	(337)
Investment proceeds from available-for-sale securities	8	-
Other investment proceeds	31	116

Cash used by investing activities from continuing operations	(784)	(826)

FINANCING ACTIVITIES
Borrowings	2,029	5,220
Debt repayments	(60)	(4,856)
Proceeds from exercise of stock options	174	85
Excess tax benefit on stock options	19	5
Principal payments on capital leases	(9)	(11)
Repurchases of common stock	(3,083)	(1,516)
Dividends paid	(761)	(733)
Other financing activities	(88)	(388)

Cash used by financing activities from continuing operations	(1,779)	(2,194)

Cash used by continuing operations	(417)	(701)

Cash used by operations from discontinued operations	(1)	(23)

DECREASE IN CASH AND EQUIVALENTS	(418)	(724)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,663	4,733

CASH AND EQUIVALENTS AT END OF PERIOD	$3,245	$4,009

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended September 30,

(Unaudited; millions)

	2011			2010
	Time Warner Shareholders	Noncontrolling Interests	Total Equity	Time Warner Shareholders	Noncontrolling Interests	Total Equity

BALANCE AT BEGINNING OF PERIOD	$32,940	$5	$32,945	$33,396	$1	$33,397
Net income	2,113	(3)	2,110	1,809	(4)	1,805
Other comprehensive income	146	-	146	(40)	-	(40)

Comprehensive income	2,259	(3)	2,256	1,769	(4)	1,765
Cash dividends	(761)	-	(761)	(733)	-	(733)
Common stock repurchases	(3,160)	-	(3,160)	(1,500)	-	(1,500)
Other(a)	(112)	(5)	(117)	77	8	85
BALANCE AT END OF PERIOD	$31,166	$(3)	$31,163	$33,009	$5	$33,014

(a)	Decrease in 2011 primarily reflects a decline in additional paid-in capital related to the expiration of certain equity-based compensation awards.

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

The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Translation gains or losses on assets and liabilities are included in the consolidated statement of equity as a component of accumulated other comprehensive loss, net.

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

Recent Accounting Guidance Not Yet Adopted

Disclosures about Participation in a Multiemployer Pension Plan

In September 2011, guidance was issued that will require additional disclosures regarding the Company’s participation in multiemployer pension and other postretirement plans. This guidance, which will become effective for the Company for

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

annual periods beginning with the year ended December 31, 2011, is not expected to have a material impact on the Company’s consolidated financial statements.

Testing Goodwill for Impairment

In September 2011, guidance was issued that will provide companies with an option to use a qualitative assessment to test goodwill for impairment. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test would be performed as presently required. If it is concluded that this is not the case, then the two-step impairment test would not be required. This guidance, which will become effective for the Company on January 1, 2012 and will be applied on a prospective basis, is not expected to have a material impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, guidance was issued that (i) will require an entity to present the total of Comprehensive income, the components of Net income, and the components of Other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and (ii) eliminates the option to present the components of Other comprehensive income as part of the statement of equity. This guidance will become effective on January 1, 2012, can be adopted early, and is not expected to have a material impact on the Company’s consolidated financial statements.

2.   FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, respectively (millions):

	0Level 10	0Level 10	0Level 10	0Level 10	0Level 10	0Level 10	0Level 10	0Level 10
	Fair Value Measurements
	September 30, 2011				December 31, 2010
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities	$255	$5	$-	$260	$261	$4	$-	$265
Available-for-sale securities:
Equity securities	11	-	-	11	12	-	-	12
Debt securities	-	49	-	49	-	41	-	41
Derivatives:
Foreign exchange contracts	-	13	-	13	-	17	-	17
Other	4	-	12	16	4	-	19	23
Liabilities:
Derivatives:
Foreign exchange contracts	-	(30)	-	(30)	-	(20)	-	(20)
Other	-	-	(16)	(16)	-	-	(28)	(28)

Total	$270	$37	$(4)	$303	$277	$42	$(9)	$310

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the nine months ended September 30, 2011 and 2010, respectively, on such assets and liabilities that were included in the balance sheet as of September 30, 2011 and 2010, respectively (millions):

	Derivatives
	September 30, 2011	September 30, 2010

Balance as of the beginning of the period	$(9)	$20
Total gains (losses):
Included in operating income	8	3
Included in other loss, net	(5)	(2)
Included in other comprehensive income	-	-
Settlements	3	(7)
Issuances	(1)	(55)
Transfers in and/or out of Level 3	-	-

Balance as of the end of the period	$(4)	$(41)

Net gain for the period included in net income related to assets and liabilities still held as of the end of the period	$3	$1

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at September 30, 2011, the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.877 billion and, based on interest rates prevailing at December 31, 2010, the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.269 billion. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity. The carrying value of the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of the financial instruments or because the financial instruments are of a longer-term nature and are recorded on a discounted basis. For the remainder of the Company’s other financial instruments, differences between the carrying value and fair value are not significant at September 30, 2011. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

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

In determining the fair value of its films, the Company employs a discounted cash flow (“DCF”) methodology with assumptions for cash flows for periods not exceeding 10 years. Key inputs employed in the DCF methodology include estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular film. The fair value of any film costs associated with a film that management plans to abandon is zero. As the primary determination of fair value is made using a DCF model, the resulting fair value is considered a Level 3 measurement. During the three months ended September 30, 2011, there were no film costs that were required to be written down to fair value. During the nine months ended September 30, 2011, certain film costs, which were recorded as inventory in the consolidated balance sheet, were written down to $184 million from their carrying value of $239 million. During the three and nine months ended September 30, 2010, certain film costs, which were

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recorded as inventory in the consolidated balance sheet, were written down to $42 million from their carrying value of $71 million.

3.   INVENTORIES AND FILM COSTS

Inventories and film costs consist of (millions):

	September 30, 2011	December 31, 2010
Inventories:
Programming costs, less amortization	$3,545	$3,441
DVDs, books, paper and other merchandise	419	360

Total inventories	3,964	3,801
Less: current portion of inventory	(1,999)	(1,920)

Total noncurrent inventories	1,965	1,881

Film costs — Theatrical:(a)
Released, less amortization	807	655
Completed and not released	309	166
In production	1,669	1,379
Development and pre-production	93	98

Film costs — Television:(a)
Released, less amortization	1,023	929
Completed and not released	490	300
In production	440	571
Development and pre-production	8	6

Total film costs	4,839	4,104

Total noncurrent inventories and film costs	$6,804	$5,985

(a)

Does not include $1.362 billion and $1.498 billion of net film library costs as of September 30, 2011 and December 31, 2010, respectively, which are included in Intangible assets subject to amortization in the consolidated balance sheet.

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

Gains and losses from hedging activities recognized in the consolidated statement of operations, including hedge ineffectiveness, were not material for the three and nine months ended September 30, 2011 and 2010. In addition, such

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

gains and losses were largely offset by corresponding economic gains or losses from the respective transactions that were hedged.

The following is a summary of amounts recorded in the consolidated balance sheet pertaining to Time Warner’s use of foreign currency derivatives at September 30, 2011 and December 31, 2010 (millions):

	September 30, 2011	December 31, 2010
Qualifying Hedges
Assets	$104	$86
Liabilities	(100)	(79)

Economic Hedges
Assets	$16	$17
Liabilities	(37)	(27)

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions. Additionally, netting provisions are included in existing agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within Prepaid expenses and other current assets or Accounts payable and accrued liabilities in the Company’s consolidated balance sheet. At September 30, 2011 and December 31, 2010, $20 million of gains and $21 million of losses, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net are deferred net gains of $34 million and $17 million at September 30, 2011 and December 31, 2010, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

5.   LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Debt Offerings

On October 17, 2011, Time Warner issued $500 million aggregate principal amount of 4.00% Notes due 2022 and $500 million aggregate principal amount of 5.375% Debentures due 2041 (the “October 2011 Debt Offering”) from its shelf registration statement.

On April 1, 2011, Time Warner issued $1.0 billion aggregate principal amount of 4.75% Notes due 2021 and $1.0 billion aggregate principal amount of 6.25% Debentures due 2041 (the “April 2011 Debt Offering”) from its shelf registration statement.

The securities issued pursuant to the October 2011 Debt Offering and April 2011 Debt Offering are directly or indirectly guaranteed, on an unsecured basis, by Historic TW Inc. (“Historic TW”), Home Box Office, Inc. (“Home Box Office”) and Turner Broadcasting System, Inc. (“Turner”).

Revolving Bank Credit Facilities

On September 27, 2011, Time Warner amended its $5.0 billion senior unsecured credit facilities, which had consisted of a $2.5 billion three-year revolving credit facility and a $2.5 billion five-year revolving credit facility pursuant to the First Amendment, dated as of September 27, 2011, to the credit agreement, dated as of January 19, 2011 (the “Credit Agreement”). The amendment changed the $2.5 billion three-year revolving credit facility to a $2.5 billion four-year revolving credit facility with a maturity date of September 27, 2015 (the “Four-Year Revolving Credit Facility”) and extended the maturity date of the $2.5 billion five-year revolving credit facility from January 19, 2016 to September 27, 2016 (the “Five-Year Revolving Credit Facility” and collectively with the Four-Year Revolving Credit Facility, the “Revolving Credit Facilities”). The amendment also reduced interest rates and facility fees and eliminated the reference to the percentage of commitments used under the Revolving Credit Facilities for the purpose of calculating the interest rate on

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

borrowings under the Revolving Credit Facilities.

The permitted borrowers under the Credit Agreement are Time Warner and Time Warner International Finance Limited (“TWIFL” and together with Time Warner, the “Borrowers”). The interest rate on borrowings and facility fees under the Revolving Credit Facilities are based on the credit rating for Time Warner’s senior unsecured long-term debt. Based on the credit rating as of September 30, 2011, the interest rate on borrowings under the Four-Year Revolving Credit Facility would be LIBOR (TIBOR in the case of yen borrowings) plus 1.10% per annum and the facility fee was 0.15% per annum, and the interest rate on borrowings under the Five-Year Revolving Credit Facility would be LIBOR (TIBOR in the case of yen borrowings) plus 1.075% per annum and the facility fee was 0.175% per annum. As of September 30, 2011, there were no borrowings outstanding under the Revolving Credit Facilities.

The Credit Agreement provides same-day funding and multi-currency capability, and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The covenants for the Credit Agreement include a maximum consolidated leverage ratio covenant of 4.5 times the consolidated EBITDA, as defined in the Credit Agreement, of Time Warner, but exclude any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. The terms and related financial metrics associated with the leverage ratio are defined in the Credit Agreement. Borrowings under the Revolving Credit Facilities may be used for general corporate purposes, and unused credit is available to support borrowings by Time Warner under its commercial paper program. The Credit Agreement also contains certain events of default customary for credit facilities of this type (with customary grace periods, as applicable). The Borrowers may from time to time, so long as no default or event of default has occurred and is continuing, increase the commitments under either or both of the Revolving Credit Facilities by up to $500 million per facility by adding new commitments or increasing the commitments of willing lenders. The obligations of each of the Borrowers under the Credit Agreement are directly or indirectly guaranteed, on an unsecured basis by Historic TW, Home Box Office and Turner. The obligations of TWIFL under the Credit Agreement are also guaranteed by Time Warner.

Commercial Paper Program

The Company has a commercial paper program, which was established on February 16, 2011 on a private placement basis, under which Time Warner may issue unsecured commercial paper notes up to a maximum aggregate amount, not to exceed the unused committed capacity under the $5.0 billion Revolving Credit Facilities, which support the commercial paper program. Proceeds from the commercial paper program may be used for general corporate purposes. The obligations of the Company under the commercial paper program are directly or indirectly guaranteed, on an unsecured basis by Historic TW, Home Box Office and Turner.

6.   SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

On January 25, 2011, Time Warner’s Board of Directors increased the amount remaining on the Company’s common stock repurchase program to $5.0 billion for share repurchases beginning January 1, 2011. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2011 through September 30, 2011, the Company repurchased approximately 92 million shares of common stock for approximately $3.160 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.   NET INCOME PER COMMON SHARE

Set forth below is a reconciliation of basic and diluted net income per common share attributable to Time Warner Inc. shareholders (millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	9/30/11	9/30/10	9/30/11	9/30/10

Net income attributable to Time Warner Inc. shareholders	$822	$522	$2,113	$1,809
Net income attributable to Time Warner Inc. shareholders allocated to participating securities	(4)	(3)	(12)	(10)

Net income attributable to Time Warner Inc. common shareholders— basic	$818	$519	$2,101	$1,799

Average number of common shares outstanding — basic	1,036.4	1,121.0	1,064.2	1,135.8
Dilutive effect of equity awards	16.9	17.0	18.2	16.6

Average number of common shares outstanding — diluted	1,053.3	1,138.0	1,082.4	1,152.4

Net income per common share attributable to Time Warner Inc. common shareholders:
Basic	$0.79	$0.46	$1.97	$1.58
Diluted	$0.78	$0.46	$1.95	$1.57

Diluted net income per common share attributable to Time Warner Inc. common shareholders for the three and nine months ended September 30, 2011 and for the three and nine months ended September 30, 2010 excludes approximately 70 million and 73 million, respectively, and 127 million and 133 million, respectively, common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect.

8.   EQUITY-BASED COMPENSATION

Compensation expense recognized for equity-based plans is as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/11	9/30/10	9/30/11	9/30/10

Restricted stock units and performance stock units	$25	$23	$127	$105
Stock options	13	12	58	58

Total impact on operating income	$38	$35	$185	$163

Tax benefit recognized	$15	$13	$68	$62

For each of the nine months ended September 30, 2011 and 2010, the Company granted approximately 5 million restricted stock units (“RSUs”) at a weighted-average grant date fair value per RSU of $36.07 and $27.08, respectively. For the nine months ended September 30, 2011 and 2010, the Company granted approximately 0.1 million and 0.2 million target performance stock units (“PSUs”), respectively, at a weighted-average grant date fair value per target PSU of $45.89 and $30.65, respectively. Total unrecognized compensation cost related to unvested RSUs and target PSUs as of September 30, 2011, without taking into account expected forfeitures, is $207 million and is expected to be recognized over a weighted-average period between one and two years.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the nine months ended September 30, 2011 and 2010, the Company granted approximately 8 million and 10 million stock options, respectively, at a weighted-average grant date fair value per option of $9.02 and $6.36, respectively. Total unrecognized compensation cost related to unvested stock options as of September 30, 2011, without taking into account expected forfeitures, is $78 million and is expected to be recognized over a weighted-average period between one and two years. The table below presents the weighted-average values of the assumptions used to value the stock options at their grant date.

	Nine Months Ended
	9/30/11	9/30/10

Expected volatility	29.5%	29.5%
Expected term to exercise from grant date	6.31 years	6.51 years
Risk-free rate	2.8%	2.9%
Expected dividend yield	2.6%	3.1%

9.   BENEFIT PLANS

The net periodic benefit costs reflect the Company’s amendments to its domestic and international defined benefit plans that were effective after June 30, 2010 and March 31, 2011, respectively. A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s domestic and international defined benefit pension plans for the three and nine months ended September 30, 2011 and 2010 is as follows (millions):

Components of Net Periodic Benefit Costs

	Three Months Ended		Nine Months Ended
	9/30/11	9/30/10	9/30/11	9/30/10

Service cost	$-	$5	$7	$47
Interest cost	47	48	141	144
Expected return on plan assets	(48)	(58)	(145)	(175)
Amounts amortized	5	6	15	33
Curtailment	-	-	-	4

Net periodic benefit costs	$4	$1	$18	$53

Contributions	$7	$12	$26	$66

10. RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance costs expensed as incurred by segment for the three and nine months ended September 30, 2011 and 2010 are as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/11	9/30/10	9/30/11	9/30/10

Networks	$16	$5	$34	$5
Filmed Entertainment	11	10	33	17
Publishing	3	14	15	22
Corporate	-	-	2	-

Total restructuring and severance costs	$30	$29	$84	$44

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Nine Months Ended
	9/30/11	9/30/10	9/30/11	9/30/10

2011 activity	$26	$-	$69	$-
2010 and prior activity	4	29	15	44

Total restructuring and severance costs	$30	$29	$84	$44

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total

Remaining liability as of December 31, 2010	$107	$84	$191
Net accruals	79	5	84
Noncash reductions(a)	(5)	-	(5)
Cash paid	(67)	(26)	(93)

Remaining liability as of September 30, 2011	$114	$63	$177

(a)	Noncash reductions relate to the impact of certain equity-based awards.

As of September 30, 2011, of the remaining liability of $177 million, $96 million was classified as a current liability in the consolidated balance sheet, with the remaining $81 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2017.

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

	$00,000	$00,000	$00,000	$00,000
	Three Months Ended		Nine Months Ended
	9/30/11	9/30/10	9/30/11	9/30/10

Revenues
Networks	$3,208	$3,004	$10,155	$9,132
Filmed Entertainment	3,297	2,776	8,748	7,986
Publishing	889	901	2,633	2,619
Intersegment eliminations	(326)	(304)	(755)	(661)

Total revenues	$7,068	$6,377	$20,781	$19,076

	Three Months Ended		Nine Months Ended
	9/30/11	9/30/10	9/30/11	9/30/10

Intersegment Revenues
Networks	$17	$24	$60	$63
Filmed Entertainment	296	277	658	589
Publishing	13	3	37	9

Total intersegment revenues	$326	$304	$755	$661

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Nine Months Ended
	9/30/11	9/30/10	9/30/11	9/30/10

Operating Income (Loss)
Networks	$1,092	$1,138	$3,278	$3,320
Filmed Entertainment	524	200	836	680
Publishing	124	141	356	344
Corporate	(82)	(86)	(261)	(284)
Intersegment eliminations	(62)	(46)	(77)	(56)

Total operating income (loss)	$1,596	$1,347	$4,132	$4,004

	September 30, 2011	December 31, 2010
Assets
Networks	$38,109	$37,596
Filmed Entertainment	18,405	18,019
Publishing	6,166	6,209
Corporate	4,210	4,700

Total assets	$66,890	$66,524

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under these Guaranteed Obligations and no liability for the arrangements has been recognized at

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2011. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

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

On May 14, 2010, DC Comics filed a related lawsuit in the U.S. District Court for the Central District of California against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls. The lawsuit asserts a claim for declaratory relief concerning the validity and scope of the copyright termination notice served by the Shuster heirs, which, together with the termination notices served by the Siegel heirs described above, purports to preclude DC Comics from creating new Superman and/or Superboy works for distribution and sale in the United States after October 26, 2013. The lawsuit also seeks declaratory relief with respect to, inter alia, the validity of various agreements between Mr. Toberoff, his companies and the Shuster and Siegel heirs, and asserts claims for intentional interference by Mr. Toberoff with DC Comics’ contracts and prospective economic advantage with the Shuster and Siegel heirs, for which DC Comics seeks monetary damages. On September 3, 2010, DC Comics filed an amended complaint and on September 20, 2010, defendants filed motions to strike certain causes of action and dismiss the amended complaint under California and federal laws. Defendants’ motion to strike certain causes of action was denied on October 25, 2011.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and several other programming content providers (collectively, the “programmer defendants”) as well as cable and satellite providers (collectively, the “distributor defendants”), alleging violations of the federal antitrust laws. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. In an order dated October 15, 2009, the court dismissed the third amended complaint with prejudice. On October 30, 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the lawsuit, and, on July 7, 2011, plaintiffs filed a petition for a rehearing en banc with the U.S. Court of Appeals for the Ninth Circuit. On September 21, 2011, one of the judges on the original panel passed away, and on October 31, 2011, the U.S. Court of Appeals for the Ninth Circuit withdrew its June 3, 2011 decision, directed the clerk to reconstitute a panel by drawing a third judge and denied the petition for rehearing as moot.

On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, “Anderson News”) filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time/Warner Retail Sales & Marketing, Inc. Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Plaintiffs are seeking unspecified monetary damages. On August 2, 2010, the court granted defendants’ motions to dismiss the complaint with prejudice and, on October 25, 2010, the court denied Anderson News’ motion for reconsideration of that dismissal. On November 8, 2010, Anderson News filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit.

On March 10, 2011, Charlie Sheen and 9th Step Productions (collectively, “Sheen”) filed a lawsuit in the Superior Court for the County of Los Angeles against WB Studio Enterprises, Inc. (“WB Studios”), a subsidiary of Warner Bros. Entertainment Inc., and Chuck Lorre and Chuck Lorre Productions, the co-creator and co-executive producer of the television series Two and a Half Men. Plaintiffs’ complaint asserted several causes of action in connection with WB Studios’ termination of Sheen’s contract for the Two and a Half Men series, including breach of contract claims and intentional interference tort claims. Plaintiffs’ complaint sought monetary damages of $100 million, among other damages in unspecified amounts. WB Studios, through its division Warner Bros. Television, sought to arbitrate Sheen’s claims and WB Studios’ claims arising from the dispute. On September 26, 2011, the parties reached an agreement to settle all claims asserted by and against Sheen in the litigation and arbitration on terms that are not material to the Company.

The Company intends to vigorously defend against or prosecute, as applicable, the matters described above that have not been settled.

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

For matters disclosed above for which a loss is probable or reasonably possible, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0 and $80 million at September 30, 2011. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

In view of the inherent difficulty of predicting the outcome of litigation and claims, the Company often cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be. An adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Tax Uncertainties

During the nine months ended September 30, 2011, the Company recorded net incremental income tax reserves of approximately $125 million. Of the $125 million net incremental income tax reserves, approximately $65 million would affect the Company’s effective tax rate if reversed. During the nine months ended September 30, 2011, the Company recorded interest reserves related to the income tax reserves of approximately $44 million.

In the Company’s judgment, uncertainties related to certain tax matters are reasonably possible of being resolved during the next twelve months. The effect of such resolution, which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from $0 to $40 million, most of which would affect the Company’s effective tax rate.

13. RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. These transactions have been executed on terms comparable to the terms of transactions with unrelated third parties and primarily include the licensing of broadcast rights to The CW broadcast network for film and television product by the Filmed Entertainment segment and the licensing of rights to carry cable television programming provided by the Networks segment. Revenues from transactions with related parties were $88 million and $69 million for the three months ended September 30, 2011 and 2010, respectively, and expenses from transactions with related parties were $13 million and $12 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, such revenues were $302 million and $242 million, respectively, and such expenses were $42 million and $45 million, respectively.

14. ADDITIONAL FINANCIAL INFORMATION

Cash Flows

Additional financial information with respect to cash payments and receipts is as follows (millions):

	Nine Months Ended
	9/30/11	9/30/10

Cash payments made for interest	$(805)	$(762)
Cash interest received	29	19

Cash interest payments, net	$(776)	$(743)

Cash payments made for income taxes	$(763)	$(844)
Income tax refunds received	86	80
TWC tax sharing payments, net(a)	-	(87)

Cash tax payments, net	$(677)	$(851)

(a)	Represents net amounts paid to TWC in accordance with tax sharing agreements with TWC.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Expense, Net

Interest expense, net, consists of (millions):

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended		Nine Months Ended
	9/30/11	9/30/10	9/30/11	9/30/10

Interest income	$22	$23	$79	$74
Interest expense	(332)	(322)	(977)	(969)

Total interest expense, net	$(310)	$(299)	$(898)	$(895)

Other Loss, Net

Other loss, net, consists of (millions):

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended		Nine Months Ended
	9/30/11	9/30/10	9/30/11	9/30/10

Investment gains (losses), net	$2	$2	$(1)	$2
Premiums paid and transaction costs incurred in connection with debt redemptions	-	(295)	-	(364)
Loss from equity method investees	(17)	(19)	(27)	(22)
Other	(18)	5	(21)	7

Total other loss, net	$(33)	$(307)	$(49)	$(377)

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of (millions):

	000000000000000	000000000000000
	September 30, 2011	December 31, 2010

Accounts payable	$716	$846
Accrued expenses	1,966	2,087
Participations payable	2,229	2,480
Programming costs payable	755	737
Accrued compensation	857	1,051
Accrued interest	346	284
Accrued income taxes	373	248

Total accounts payable and accrued liabilities	$7,242	$7,733

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Noncurrent Liabilities

Other noncurrent liabilities consist of (millions):

	0000000000000	0000000000000
	September 30, 2011	December 31, 2010

Noncurrent tax and interest reserves	$2,479	$2,397
Participations payable	832	806
Programming costs payable	1,215	1,227
Noncurrent pension and post retirement liabilities	555	565
Deferred compensation	561	575
Other noncurrent liabilities	601	597

Total other noncurrent liabilities	$6,243	$6,167

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

During the first quarter of 2011, Turner and CBS began jointly producing and distributing the NCAA Tournament and related programming. The events were televised on Turner’s TNT, TBS and truTV networks and on the CBS network. The aggregate programming rights fee of approximately $10.8 billion, which is being shared equally by Turner and CBS, is being paid by Turner to the NCAA over the 14-year term of the agreement, and Turner and CBS are equally sharing advertising and sponsorship revenues and production costs. In the event, however, that the cash paid for the programming rights and production costs, in any given year, exceeds advertising and sponsorship revenues, CBS’s share of such shortfall is limited to specified annual amounts (the “loss cap”), ranging from approximately $90 million to $30 million. The amount incurred by the Company pursuant to the loss cap during the three and nine months ended September 30, 2011 was not significant.

In accounting for this arrangement, the Company recorded advertising revenue for the advertisements aired on the Turner networks. In addition, the Company amortized Turner’s share of the rights fee based on the ratio of current period advertising revenue to its estimate of total advertising revenue over the term of the agreement.

For the Company’s collaborative arrangements related to arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $60 million and $138 million were recorded in Costs of revenues for the three months ended September 30, 2011 and 2010, respectively, and $258 million and $348 million were recorded in Costs of revenues for the nine months ended September 30, 2011 and 2010, respectively.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

September 30, 2011

(Unaudited; millions)

	Non-Guarantor	Non-Guarantor	Non-Guarantor	Non-Guarantor	Non-Guarantor
					Time
	Parent	Guarantor	Non-Guarantor		Warner
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and equivalents	$2,112	$355	$778	$-	$3,245
Receivables, net	5	710	5,027	-	5,742
Inventories	-	445	1,554	-	1,999
Deferred income taxes	475	446	391	(837)	475
Prepaid expenses and other current assets	127	64	430	-	621

Total current assets	2,719	2,020	8,180	(837)	12,082
Noncurrent inventories and film costs	-	1,707	5,185	(88)	6,804
Investments in amounts due to and from consolidated subsidiaries	46,426	22,431	11,471	(80,328)	-
Investments, including available-for-sale securities	97	404	2,066	(642)	1,925
Property, plant and equipment, net	384	443	3,094	-	3,921
Intangible assets subject to amortization, net	-	-	2,313	-	2,313
Intangible assets not subject to amortization	-	2,007	5,826	-	7,833
Goodwill	-	9,879	20,216	-	30,095
Other assets	272	173	1,472	-	1,917

Total assets	$49,898	$39,064	$59,823	$(81,895)	$66,890

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$923	$746	$5,599	$(26)	$7,242
Deferred revenue	-	16	975	(12)	979
Debt due within one year	-	11	11	-	22

Total current liabilities	923	773	6,585	(38)	8,243
Long-term debt	13,740	4,736	35	-	18,511
Due (to) from affiliates	(900)	-	900	-	-
Deferred income taxes	2,444	3,295	2,842	(6,137)	2,444
Deferred revenue	-	-	341	(55)	286
Other noncurrent liabilities	2,525	2,063	3,617	(1,962)	6,243
Equity
Due (to) from Time Warner and subsidiaries	-	(23,398)	(1,928)	25,326	-
Other shareholders’ equity	31,166	51,595	47,434	(99,029)	31,166

Total Time Warner Inc. shareholders’ equity	31,166	28,197	45,506	(73,703)	31,166
Noncontrolling interests	-	-	(3)	-	(3)

Total equity	31,166	28,197	45,503	(73,703)	31,163

Total liabilities and equity	$49,898	$39,064	$59,823	$(81,895)	$66,890

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2010

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$2,815	$256	$592	$-	$3,663
Receivables, net	26	639	5,748	-	6,413
Inventories	-	496	1,424	-	1,920
Deferred income taxes	581	583	507	(1,090)	581
Prepaid expenses and other current assets	126	80	355	-	561

Total current assets	3,548	2,054	8,626	(1,090)	13,138
Noncurrent inventories and film costs	-	1,643	4,443	(101)	5,985
Investments in amounts due to and from consolidated subsidiaries	44,677	21,709	11,381	(77,767)	-
Investments, including available-for-sale securities	101	383	1,903	(591)	1,796
Property, plant and equipment, net	346	448	3,080	-	3,874
Intangible assets subject to amortization, net	-	-	2,492	-	2,492
Intangible assets not subject to amortization	-	2,007	5,820	-	7,827
Goodwill	-	9,879	20,115	-	29,994
Other assets	228	142	1,048	-	1,418

Total assets	$48,900	$38,265	$58,908	$(79,549)	$66,524

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$676	$730	$6,401	$(74)	$7,733
Deferred revenue	-	19	882	(17)	884
Debt due within one year	-	9	17	-	26

Total current liabilities	676	758	7,300	(91)	8,643
Long-term debt	11,761	4,728	34	-	16,523
Due (to) from affiliates	(858)	-	858	-	-
Deferred income taxes	1,950	3,220	2,859	(6,079)	1,950
Deferred revenue	-	-	363	(67)	296
Other noncurrent liabilities	2,431	2,058	3,635	(1,957)	6,167
Equity
Due (to) from Time Warner and subsidiaries	-	(21,172)	(680)	21,852	-
Other shareholders’ equity	32,940	48,673	44,534	(93,207)	32,940

Total Time Warner Inc. shareholders’ equity	32,940	27,501	43,854	(71,355)	32,940
Noncontrolling interests	-	-	5	-	5

Total equity	32,940	27,501	43,859	(71,355)	32,945

Total liabilities and equity	$48,900	$38,265	$58,908	$(79,549)	$66,524

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended September 30, 2011

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$1,365	$5,827	$(124)	$7,068
Costs of revenues	-	(648)	(3,245)	85	(3,808)
Selling, general and administrative	(73)	(243)	(1,283)	36	(1,563)
Amortization of intangible assets	-	-	(68)	-	(68)
Restructuring and severance costs	-	(10)	(20)	-	(30)
Asset impairments	-	-	(4)	-	(4)
Gain on operating assets	-	-	1	-	1

Operating income	(73)	464	1,208	(3)	1,596
Equity in pretax income (loss) of consolidated subsidiaries	1,548	1,178	320	(3,046)	-
Interest expense, net	(214)	(91)	(8)	3	(310)
Other loss, net	(8)	2	2	(29)	(33)

Income before income taxes	1,253	1,553	1,522	(3,075)	1,253
Income tax provision	(431)	(529)	(512)	1,041	(431)

Net income	822	1,024	1,010	(2,034)	822
Less Net loss attributable to noncontrolling interests	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$822	$1,024	$1,010	$(2,034)	$822

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended September 30, 2010

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$1,346	$5,188	$(157)	$6,377
Costs of revenues	-	(629)	(3,025)	125	(3,529)
Selling, general and administrative	(83)	(168)	(1,184)	26	(1,409)
Amortization of intangible assets	-	-	(54)	-	(54)
Restructuring and severance costs	-	(1)	(28)	-	(29)
Asset impairments	-	-	(9)	-	(9)

Operating income	(83)	548	888	(6)	1,347
Equity in pretax income (loss) of consolidated subsidiaries	1,214	848	341	(2,403)	-
Interest expense, net	(188)	(90)	(24)	3	(299)
Other loss, net	(202)	(90)	21	(36)	(307)

Income before income taxes	741	1,216	1,226	(2,442)	741
Income tax provision	(221)	(399)	(424)	823	(221)

Net income	520	817	802	(1,619)	520
Less Net loss attributable to noncontrolling interests	2	2	2	(4)	2

Net income attributable to Time Warner Inc. shareholders	$522	$819	$804	$(1,623)	$522

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Nine Months Ended September 30, 2011

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$4,329	$16,919	$(467)	$20,781
Costs of revenues	-	(2,124)	(9,829)	374	(11,579)
Selling, general and administrative	(239)	(723)	(3,898)	85	(4,775)
Amortization of intangible assets	-	-	(202)	-	(202)
Restructuring and severance costs	-	(14)	(70)	-	(84)
Asset impairments	-	-	(15)	-	(15)
Gain on operating assets	-	-	6	-	6

Operating income	(239)	1,468	2,911	(8)	4,132
Equity in pretax income (loss) of consolidated subsidiaries	4,030	2,848	1,045	(7,923)	-
Interest expense, net	(615)	(276)	(15)	8	(898)
Other loss, net	9	(4)	27	(81)	(49)

Income before income taxes	3,185	4,036	3,968	(8,004)	3,185
Income tax provision	(1,075)	(1,348)	(1,318)	2,666	(1,075)

Net income	2,110	2,688	2,650	(5,338)	2,110
Less Net loss attributable to noncontrolling interests	3	3	3	(6)	3

Net income attributable to Time Warner Inc. shareholders	$2,113	$2,691	$2,653	$(5,344)	$2,113

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Nine Months Ended September 30, 2010

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$4,043	$15,384	$(351)	$19,076
Costs of revenues	-	(1,871)	(8,905)	295	(10,481)
Selling, general and administrative	(277)	(621)	(3,559)	48	(4,409)
Amortization of intangible assets	-	-	(188)	-	(188)
Restructuring and severance costs	-	(1)	(43)	-	(44)
Asset impairments	-	-	(9)	-	(9)
Gain on operating assets	-	59	-	-	59

Operating income	(277)	1,609	2,680	(8)	4,004
Equity in pretax income (loss) of consolidated subsidiaries	3,838	2,626	1,093	(7,557)	-
Interest expense, net	(556)	(303)	(43)	7	(895)
Other loss, net	(273)	(94)	85	(95)	(377)

Income before income taxes	2,732	3,838	3,815	(7,653)	2,732
Income tax provision	(927)	(1,305)	(1,336)	2,641	(927)

Net income	1,805	2,533	2,479	(5,012)	1,805
Less Net loss attributable to noncontrolling interests	4	4	4	(8)	4

Net income attributable to Time Warner Inc. shareholders	$1,809	$2,537	$2,483	$(5,020)	$1,809

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Nine Months Ended September 30, 2011

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

OPERATIONS
Net income	$2,110	$2,688	$2,650	$(5,338)	$2,110
Adjustments for noncash and nonoperating items:
Depreciation and amortization	20	103	566	-	689
Amortization of film and television costs	-	1,673	3,922	5	5,600
Asset impairments	-	-	15	-	15
(Gain) loss on investments and other assets, net	(2)	1	5	-	4
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(4,030)	(2,848)	(1,045)	7,923	-
Equity in losses of investee companies, net of cash distributions	(3)	(1)	80	-	76
Equity-based compensation	31	44	110	-	185
Deferred income taxes	106	143	38	(181)	106
Changes in operating assets and liabilities, net of acquisitions	458	(506)	(4,192)	(2,399)	(6,639)
Intercompany	-	1,435	(1,435)	-	-

Cash provided by operations from continuing operations	(1,310)	2,732	714	10	2,146

INVESTING ACTIVITIES
Investments in available-for-sale securities	(3)	-	-	-	(3)
Investments and acquisitions, net of cash acquired	(12)	2	(299)	-	(309)
Capital expenditures	(60)	(84)	(367)	-	(511)
Investment proceeds from available-for-sale securities	8	-	-	-	8
Advances to (from) parent and consolidated subsidiaries	2,324	(332)	-	(1,992)	-
Other investment proceeds	14	24	11	(18)	31

Cash used by investing activities from continuing operations	2,271	(390)	(655)	(2,010)	(784)

FINANCING ACTIVITIES
Borrowings	1,977	-	52	-	2,029
Debt repayments	-	-	(60)	-	(60)
Proceeds from exercise of stock options	174	-	-	-	174
Excess tax benefit on stock options	19	-	-	-	19
Principal payments on capital leases	-	(8)	(1)	-	(9)
Repurchases of common stock	(3,083)	-	-	-	(3,083)
Dividends paid	(761)	-	-	-	(761)
Other financing activities	11	(9)	(106)	16	(88)
Change in due to/from parent and investment in segment	-	(2,226)	242	1,984	-

Cash used by financing activities from continuing operations	(1,663)	(2,243)	127	2,000	(1,779)

Cash used by continuing operations	(702)	99	186	-	(417)

Cash used by operations from discontinued operations	(1)	-	-	-	(1)

DECREASE IN CASH AND EQUIVALENTS	(703)	99	186	-	(418)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,815	256	592	-	3,663

CASH AND EQUIVALENTS AT END OF PERIOD	$2,112	$355	$778	$-	$3,245

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Nine Months Ended September 30, 2010

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

OPERATIONS
Net income	$1,805	$2,533	$2,479	$(5,012)	$1,805
Adjustments for noncash and nonoperating items:
Depreciation and amortization	27	104	559	-	690
Amortization of film and television costs	-	1,465	3,200	5	4,670
Asset impairments	-	-	9	-	9
(Gain) loss on investments and other assets, net	2	-	(3)	-	(1)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(3,838)	(2,626)	(1,093)	7,557	-
Equity in losses of investee companies, net of cash distributions	(1)	15	48	-	62
Equity-based compensation	31	38	94	-	163
Deferred income taxes	(31)	(87)	(47)	134	(31)
Changes in operating assets and liabilities, net of acquisitions	504	(706)	(2,165)	(2,681)	(5,048)
Intercompany	-	1,147	(1,147)	-	-

Cash provided by operations from continuing operations	(1,501)	1,883	1,934	3	2,319

INVESTING ACTIVITIES
Investments in available-for-sale securities	(12)	-	(1)	-	(13)
Investments and acquisitions, net of cash acquired	4	(285)	(311)	-	(592)
Capital expenditures	(4)	(60)	(273)	-	(337)
Advances to (from) parent and consolidated subsidiaries	1,035	(101)	-	(934)	-
Other investment proceeds	61	28	27	-	116

Cash used by investing activities from continuing operations	1,084	(418)	(558)	(934)	(826)

FINANCING ACTIVITIES
Borrowings	5,139	-	81	-	5,220
Debt repayments	(3,363)	(568)	(925)	-	(4,856)
Proceeds from exercise of stock options	85	-	-	-	85
Excess tax benefit on stock options	5	-	-	-	5
Principal payments on capital leases	-	(9)	(2)	-	(11)
Repurchases of common stock	(1,516)	-	-	-	(1,516)
Dividends paid	(733)	-	-	-	(733)
Other financing activities	(234)	(94)	(60)	-	(388)
Change in due to/from parent and investment in segment	-	(853)	(78)	931	-

Cash used by financing activities from continuing operations	(617)	(1,524)	(984)	931	(2,194)

Cash used by continuing operations	(1,034)	(59)	392	-	(701)

Cash used by operations from discontinued operations	(23)	-	-	-	(23)

DECREASE IN CASH AND EQUIVALENTS	(1,057)	(59)	392	-	(724)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,863	138	732	-	4,733

CASH AND EQUIVALENTS AT END OF PERIOD	$2,806	$79	$1,124	$-	$4,009

Part II. Other Information

Item 1. Legal Proceedings.

The following information supplements and amends the disclosure set forth in Part I, Item 3. Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) and in Part II, Item 1. Legal Proceedings, in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 (the “June 2011 Form 10-Q”).

Reference is made to the lawsuit filed by DC Comics described on page 28 of the 2010 Form 10-K. On October 25, 2011, defendants’ motion to strike certain causes of action was denied.

Reference is made to the lawsuit filed against the Company and several other programming content providers as well as cable and satellite providers described on page 28 of the 2010 Form 10-K and page 46 of the June 2011 Form 10-Q. On September 21, 2011, one of the judges on the original panel passed away, and on October 31, 2011, the U.S. Court of Appeals for the Ninth Circuit withdrew its June 3, 2011 decision, directed the clerk to reconstitute a panel by drawing a third judge and denied the petition for rehearing as moot.

Reference is made to the lawsuit filed by Charlie Sheen and 9th Step Productions (collectively, “Sheen”) described on page 40 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and page 46 of the June 2011 Form 10-Q. On September 26, 2011, the parties reached an agreement to settle all claims asserted by and against Sheen in the litigation and arbitration on terms that are not material to the Company.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2011 – July 31, 2011	8,643,943	$ 36.15	8,643,943	$ 2,688,376,259
August 1, 2011 – August 31, 2011	11,788,357	$ 30.46	11,788,357	$ 2,329,335,541
September 1, 2011 – September 30, 2011	16,026,088	$ 30.44	16,026,088	$ 1,841,566,086
Total	36,458,388	$ 31.80	36,458,388	$ 1,841,566,086

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

TIME WARNER INC.
(Registrant)

Date: November 2, 2011	/s/ John K. Martin, Jr.
John K. Martin, Jr.
Chief Financial and Administrative Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

10.1

First Amendment, dated as of September 27, 2011, to the Credit Agreement, dated as of January 19, 2011, among the Registrant and Time Warner International Finance Limited, as borrowers, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 27, 2011).

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. †

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statement of Equity for the nine months ended September 30, 2011 and 2010, (v) Notes to Consolidated Financial Statements and (vi) Supplementary Information — Condensed Consolidating Financial Statements.

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