Form 10-K
period 2011-12-31
TIME WARNER INC.
filed 2012-02-24
CIK 1105705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

As of the close of business on February 17, 2012, there were 969,638,079 shares of the registrant’s Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2011) was approximately $35.24 billion.

Documents Incorporated by Reference:

Description of document	Part of the Form 10-K
Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2012 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Items 10 and 12 are not incorporated by reference and are provided herein)

PART I	1
Item 1. Business.	1
Item 1A. Risk Factors.	20
Item 1B. Unresolved Staff Comments.	29
Item 2. Properties.	30
Item 3. Legal Proceedings.	32
Item 4. Mine Safety Disclosure.	33
PART II	35
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	35
Item 6. Selected Financial Data.	36
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	36
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.	36
Item 8. Financial Statements and Supplementary Data.	36
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	36
Item 9A. Controls and Procedures.	37
Item 9B. Other Information.	37
PART III	37
Items 10, 11, 12, 13 and 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accounting Fees and Services.	37
PART IV	38
Item 15. Exhibits and Financial Statement Schedules.	38

PART I

Item 1.    Business.

Time Warner Inc. (the “Company” or “Time Warner”), a Delaware corporation, is a leading media and entertainment company. The Company classifies its businesses into the following three reporting segments:

•	Networks, consisting principally of television networks and premium pay and basic tier television services that provide programming;

•	Filmed Entertainment, consisting principally of feature film, television, home video and videogame production and distribution; and

•	Publishing, consisting principally of magazine publishing.

At December 31, 2011, the Company had a total of approximately 34,000 employees.

For convenience, the terms the “Company,” “Time Warner” and the “Registrant” are used in this report to refer to both the parent company and collectively to the parent company and the subsidiaries through which its various businesses are conducted, unless the context otherwise requires.

Caution Concerning Forward-Looking Statements and Risk Factors

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and beliefs. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise. Time Warner’s actual results may vary materially from those expressed or implied by the statements herein due to changes in economic, business, competitive, technological, strategic and/or regulatory factors and other factors affecting the operation of Time Warner’s businesses. For more detailed information about these factors, and risk factors with respect to the Company’s operations, see Item 1A, “Risk Factors,” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Caution Concerning Forward-Looking Statements.”

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

NETWORKS

The Company’s Networks businesses consist principally of domestic and international networks, premium pay and basic tier television services and digital media properties, which primarily consist of brand-aligned websites. The networks owned by Turner Broadcasting System, Inc. (“Turner”), which are described below, are collectively referred to as the “Turner Networks.” Premium pay television services consist of the multi-channel HBO and Cinemax premium pay television services (collectively, the “Home Box Office Services”) operated by Home Box Office, Inc. (“Home Box Office”).

Turner, a wholly-owned subsidiary of the Company, generates revenues principally from providing programming to cable system operators, satellite service distributors, telephone companies and other distributors (known as affiliates) that have contracted to receive and distribute this programming and from the sale of advertising. Turner’s agreements with its affiliates are typically long-term arrangements that provide for annual service fee increases and have fee arrangements that are generally related to the number of subscribers served by the affiliate and the package of programming provided to the affiliate by each network. Expirations of affiliate agreements are staggered.

Turner’s advertising revenues consist of consumer advertising, which is sold primarily on a national basis in the U.S. and on a pan-regional or local-language feed basis outside the U.S. Advertising contracts generally have terms of one year or less. Advertising revenues are generated from a wide variety of advertising categories, including food and beverage, automotive, movie studios, insurance, restaurants, financial and business services, pharmaceutical, telecommunications, apparel and household products. In the U.S., advertising revenues from the Turner Networks are a function of the size and demographics of the audience delivered; the “CPM,” which is the cost per thousand viewers delivered; and the number of units of time sold. Units sold and CPMs are influenced by the quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular programming, overall advertiser demand in the marketplace and general economic conditions. Turner sells a certain amount of its advertising inventory in the upfront market in advance each year and other inventory in the scatter market closer to the time a program airs. Turner also uses a portion of its advertising inventory to promote programs airing on the Turner Networks. Outside the U.S., advertising is generally not sold based on audience delivery, but rather is sold at a fixed rate for the unit of time sold, determined by the time of day and network. Turner’s websites, including cartoonnetwork.com and CNN.com, and the websites that Turner manages and operates for third parties, including NASCAR.com and NCAA.com, generate revenues principally from the sale of advertising and sponsorships.

Home Box Office, a wholly-owned subsidiary of the Company, generates revenues principally from providing programming to cable system operators, satellite service distributors, telephone companies and other distributors that have contracted to receive and distribute such programming to their customers who choose to subscribe to the Home Box Office Services (“Subscribers”). Home Box Office’s agreements with its affiliates are typically long-term arrangements that provide for annual service fee increases and retail promotion activities and have fees that are generally based on the number of Subscribers served by the affiliates. Home Box Office and its affiliates engage in marketing and promotional activities to retain existing Subscribers and acquire new Subscribers. Home Box Office also derives revenues from its original programming through the sale of DVDs and Blu-ray Discs, as well as from the domestic and international licensing of original programming to television networks and in syndication.

The Company’s Networks businesses have been pursuing international expansion in select areas, and the Company anticipates that international expansion will continue to be an area of focus at the Networks businesses for the foreseeable future.

Turner

Key contributors to Turner’s success are its strong brands and continued investments in high-quality popular programming focused on sports, original and syndicated series, news, movies and animation to drive audience delivery and revenue growth.

Domestic Networks and Related Digital Properties

Turner’s networks in the U.S. consist of entertainment and news networks. Turner’s entertainment networks include TBS, TNT, Cartoon Network, truTV, Turner Classic Movies and Boomerang. Programming for these entertainment networks is derived, in part, from the Company’s film, made-for-television and animation libraries to which Turner or other divisions of the Company own the copyrights and also includes sports programming and other licensed programming, including syndicated television series and movies. Turner’s news networks consist of CNN and HLN. High Definition (“HD”) feeds of TBS, TNT, Cartoon Network, truTV, Turner Classic Movies, CNN and HLN are made available to affiliates. The domestic television household numbers (“U.S. television households”) provided below are as reported by Nielsen Media Research as of December 2011.

In 2011, Turner continued to expand its online and mobile offerings for on demand viewing of programs from its networks and live streaming from its CNN and HLN networks to authenticated subscribers. These offerings are made available to customers of affiliates who have chosen to subscribe to packages that include the applicable Turner network and who must authenticate their subscription in order to view the programming online or through a mobile application. Authenticated on demand viewing of programs from TNT, TBS, Cartoon Network, Adult Swim and truTV and live simulcast streaming from CNN and HLN was available to over 76 million U.S. households as of December 31, 2011.

The NCAA Division I Men’s Basketball Championship tournament games (the “NCAA Tournament Games”) are being telecast on Turner’s TBS, TNT and truTV networks and on the CBS network from 2011 through 2024 under an agreement among Turner, CBS Broadcasting, Inc. (“CBS”) and The National Collegiate Athletic Association (the “NCAA”). Turner and CBS work together to produce and distribute the NCAA Tournament Games and related programming, and they sell advertising on a joint basis and share advertising and sponsorship revenues, the programming rights fee and production costs, subject to annual caps on CBS’ share of any resulting losses. Turner also manages and operates the NCAA’s digital portfolio, including NCAA.com and NCAA March Madness Live, which provides live and on demand streaming video and other related features across broadband and mobile devices.

TBS

TBS reached approximately 99.9 million U.S. television households as of December 2011. TBS is television’s “very funny” network and shows contemporary comedies such as the syndicated series The Big Bang Theory, Family Guy and The Office and the late night talk show Conan. TBS is also the home of a growing roster of original series, including Are We There Yet? and Tyler Perry’s House of Payne and Meet the Browns for the 2011-2012 season. TBS has the right to produce and telecast a certain number of Major League Baseball (“MLB”) regular season and playoff games through the 2013 season and certain NCAA Tournament Games through 2024. Related digital properties include TBS.com and TeamCoco.com, which promote TBS’s programming and brands and provide entertainment content, including video clips, original video content, games, community forums, episode guides and, for authenticated subscribers, full episodes of programs airing on TBS.

TNT

TNT reached approximately 99.1 million U.S. television households as of December 2011. TNT focuses on drama and is home to syndicated series such as Bones, Cold Case, CSI: NY, Las Vegas, Law & Order, The Mentalist and Supernatural, as well as network premiere movies. For the 2011-2012 season, TNT’s original series include Falling Skies, Franklin & Bash, Leverage, Rizzoli & Isles, Southland and the final season of The Closer. TNT also has the right to produce and telecast a certain number of National Basketball Association (“NBA”) regular season and playoff games through the 2015-2016 season, certain NASCAR Sprint Cup Series races through 2014, certain Professional Golfers’ Association (“PGA”) events through 2019 and certain NCAA Tournament Games through 2024. On June 30, 2011, the collective bargaining agreement between the NBA and the National Basketball Players Association (the “Players Association”) expired, and on July 1, 2011 the NBA announced a lockout of the players, which resulted in the cancellation of NBA 2011-2012 season games through December 24, 2011. On December 8, 2011, the NBA announced that the NBA Board of Governors and the Players Association had ratified a new collective bargaining agreement, which ended the lockout, and a shortened 2011-2012 66-game regular season began on December 25, 2011.

TNT.tv promotes TNT’s programming and brands and provides entertainment and sports content, including video clips, original video content, games, community forums, episode guides and, for authenticated subscribers, full episodes of programs airing on TNT. Turner also operates various third-party websites and mobile applications that are extensions of some of the brands and programming on TNT. Turner operates NASCAR.com and NASCAR.com en Español and related mobile apps under an agreement with NASCAR and the websites and related digital properties of the PGA and PGA Tour, PGA.com and PGATour.com, under agreements with the PGA and the PGA Tour. Turner and the NBA jointly manage a portfolio of the NBA’s digital businesses, including NBA.com and the NBA GameTime App.

Cartoon Network and Adult Swim

Cartoon Network (together with Adult Swim, its evening and overnight block of programming aimed at young adults) reached approximately 98.9 million U.S. television households as of December 2011. Cartoon Network offers original and syndicated series and movies for youth and families. For the 2011-2012 season, Cartoon Network’s original series include Adventure Time, Ben 10: Ultimate Alien, Destroy Build Destroy, Dude, What Would Happen, Generator Rex, Hole in the Wall, MAD and Regular Show. Adult Swim offers original and syndicated animated and live-action comedy programming for young adults. For the 2011-2012 season, Adult Swim’s original series include Aqua Unit Patrol Squad 1, Childrens Hospital, Delocated, Eagleheart, Metalocalypse, Mongo Wrestling Alliance, NTSF:SD:SUV::, Robot Chicken and Squidbillies. Cartoonnetwork.com and adultswim.com promote the Cartoon Network and Adult Swim programming and brands and provide entertainment content, including video clips, original video content, games, community forums, episode guides and, for authenticated subscribers, full episodes of programs airing on the networks.

truTV

truTV reached approximately 91.8 million U.S. television households as of December 2011. truTV tells real-life stories from a first-person perspective. During the daytime, truTV features expert trial coverage under the name In Session. For the 2011-2012 season, truTV’s original series include Conspiracy Theory with Jesse Ventura, Hardcore Pawn, Impractical Jokers, Lizard Lick Towing and World’s Dumbest. truTV is also producing and telecasting certain NCAA Tournament Games from 2011 through 2024. truTV.com promotes truTV’s programming and brands and provides entertainment content, including video clips, original video content, games, community forums, episode guides and, for authenticated subscribers, full episodes of programs airing on the networks.

Turner Classic Movies

Turner Classic Movies is a commercial-free network that presents classic films from some of the largest film libraries in the world. Turner Classic Movies also offers interviews, original documentaries and regular programming events that include “The Essentials,” “31 Days of Oscar” and “Summer Under the Stars.” Turner Classic Movies also stages special events and screenings, such as the TCM Classic Film Festival in Hollywood, California. TCM.com promotes Turner Classic Movies’ programming and brand and provides entertainment content, including movie clips, games, the TCM Movie Database featuring rare studio production and publicity material, community forums and schedule guides. The site also features the TCM Shop, which offers DVDs, collectibles and other items for sale to consumers.

Boomerang

Boomerang is a commercial-free network that offers classic animated entertainment such as The Flintstones, The Jetsons, Pink Panther, Tom and Jerry and Yogi Bear.

CNN

CNN, the original cable television news service, reached approximately 99.2 million U.S. television households as of December 2011. As of December 31, 2011, CNN managed 47 news bureaus and editorial operations, of which 15 are located in the U.S. For the 2011-2012 season, CNN’s programs include Anderson Cooper 360°, Erin Burnett OutFront, John King, USA, Piers Morgan Tonight and The Situation Room with Wolf Blitzer. In 2011, CNN won two Emmy Awards for breaking news/continuing coverage — news and documentary programming, a George Foster Peabody Award for coverage of the Gulf oil spill, the Amnesty International Media Award for human rights reporting and three EPpy Awards from Editor & Publisher and Mediaweek.

Related digital properties include CNN.com and several localized, international editions that feature U.S. and international news articles and videos and related content such as blogs and news analysis. Viewers can submit their own stories through CNN iReport, which may then be featured on the CNN network or CNN.com. Live streaming from the network is also available to authenticated subscribers online and on mobile devices. In addition, CNN operates CNNMoney.com and related mobile websites and apps in partnership with Time Inc.’s

Money and Fortune magazines and CNNMexico.com pursuant to a joint venture with Time Inc.’s Grupo Expansión, a leading Mexican consumer magazine publisher.

HLN

HLN, the “news and views” network, reached approximately 98.9 million U.S. television households as of December 2011. For the 2011-2012 season, HLN’s programs include Dr. Drew, Jane Velez-Mitchell, Morning Express with Robin Meade, Nancy Grace and Showbiz Tonight. HLNtv.com promotes HLN’s programming and brands and provides news and related content, including articles and video clips, community forums, episode guides and, for authenticated subscribers, full episodes of programs airing on the network. Live streaming from the network is also available to authenticated subscribers online and on mobile devices.

International Networks

Turner provides news and entertainment programming to cable system operators, satellite distribution services, telephone companies, Internet Protocol Television (IPTV) system operators, mobile device operators, broadcasters and other distributors for delivery to households, hotels and other viewers in various countries around the world. As of December 31, 2011, Turner distributed over 70 region-specific and local-language networks of its global entertainment brands (Cartoon Network, Turner Classic Movies, Boomerang, TNT and truTV) and 57 networks of its regional entertainment brands in over 200 countries around the world. Turner has been pursuing international expansion in select areas and in recent years has expanded its presence in Africa, Asia, the Baltics, Benelux, Chile, Germany, India, Japan, Korea, Latin America, Turkey, the United Arab Emirates and Scandinavia.

In Latin America, Turner’s regional entertainment brands include Space, Infinito, I-Sat, Glitz, HTV and MuchMusic. These brands air movies and series, documentaries, fashion and lifestyle content and music videos. Chilevisión, a leading free-to-air television broadcaster in Chile owned and operated by Turner, airs local news and entertainment. In addition, Turner represents a third-party channel, Wohoo, in Brazil, and Turner provides the advertising sales and network operations services for the WB Channel in Latin America.

In Europe, Turner’s regional entertainment brands include Cartoonito (a preschool network), as well as Star (a Hollywood/celebrity/fashion network), Silver (an independent films network), Showtime (an action films network) and TNT7 (a general entertainment network). In addition, Turner distributes Boing (a kids entertainment network) in Italy, France and Spain on digital terrestrial television.

In India and certain other South Asian territories, Turner owns and operates Pogo, an entertainment network for children. In India, Turner also holds substantially all of the equity interests in NDTV Imagine, which owns a Hindi general entertainment network. Turner also distributes and sells advertising for HBO in India and the Maldives. In Japan, Turner owns and operates Mondo TV, an entertainment network geared toward men, and Tabi, an entertainment network focused on travel. Turner also distributes WB, an English language entertainment network in India that features movies and television programming that is primarily licensed from Warner Bros. In Korea, Turner operates through a joint venture Cartoon Network Korea and Q-TV, a documentary network.

CNN International, an English language news network, was distributed in more than 200 countries and territories as of December 31, 2011. CNN International has network feeds in five regions: Europe/Middle East/Africa, Asia Pacific, South Asia, Latin America and North America. HLN is distributed in Canada, the Caribbean, parts of Latin America and the Asia Pacific region. CNN en Español, a separate Spanish language news network, is distributed in Latin America and the U.S.

In a number of regions, Turner has launched local-language versions of CNN through joint ventures or contractual arrangements with local partners. These include CNN Turk, a Turkish language 24-hour news network available in Turkey and the Netherlands; CNN Chile, a Spanish language 24-hour news network distributed in Chile; and CNNj, an English-with-Japanese-translation news service in Japan. In addition, CNN content is distributed through CNN-IBN, a co-branded, 24-hour, English language general news and current affairs network in India.

Home Box Office

HBO, operated by Home Box Office, is the nation’s most widely distributed multi-channel premium pay television service. At December 31, 2011, Home Box Office had approximately 93 million worldwide subscribers, which consisted of approximately 39.5 million domestic premium pay subscribers and approximately 53.4 million premium pay and basic tier television service subscribers in HBO Central Europe and unconsolidated international joint ventures. Both HBO and Cinemax are made available in HD on a number of multiplex channels. Home Box Office also offers HBO On Demand and Cinemax On Demand, products that enable Subscribers to view programs at the time they choose.

In 2010, Home Box Office launched authenticated online video offerings of HBO and Cinemax by rolling out HBO GO and MAX GO for broadband connected computers. In 2011, Home Box Office made HBO GO and MAX GO available on mobile devices, including the iPad, iPhone, iPod touch and Android smart phones. HBO GO and MAX GO were available to approximately 80% and 85%, respectively, of their domestic Subscriber bases as of December 31, 2011. Home Box Office anticipates that HBO GO and MAX GO will be available to essentially all of their respective domestic Subscriber bases by March 31, 2012. Home Box Office also plans to make HBO GO available on additional platforms during 2012, including Microsoft’s Xbox 360.

A major portion of the programming on HBO and Cinemax consists of recently released, uncut and uncensored theatrical motion pictures. Home Box Office’s practice has been to negotiate licensing agreements of varying duration with major motion picture studios and independent producers and distributors in order to ensure continued access to such films. These agreements typically grant to Home Box Office the exclusive right to exhibit and distribute recently released and certain older films owned by the particular studio, producer or distributor on a subscription basis (including via broadband) in exchange for negotiated fees, which may be a function of, among other things, the box office performances of the films.

HBO is also defined by its award-winning original dramatic and comedy series, such as True Blood, Boardwalk Empire, Game of Thrones and Curb Your Enthusiasm, as well as movies, mini-series, boxing matches and sports news programs, comedy specials, family programming and documentaries. In 2011, Cinemax launched its first original primetime series, Strike Back, and plans to premiere additional new original primetime series in 2012. Among other awards, HBO won three Golden Globes in 2012 as well as 19 Primetime Emmys and seven Sports Emmys in 2011. In addition, in 2011, HBO won seven George Foster Peabody Awards, including awards for the film Temple Grandin, the mini-series The Pacific and the documentary If God is Willing and da Creek Don’t Rise, and an Academy Award for the Best Documentary Short for the documentary Strangers No More.

Home Box Office also generates revenues from the exploitation of its original programming through multiple distribution outlets. HBO Home Entertainment markets a variety of HBO’s original programming on DVD and Blu-ray Discs. Home Box Office licenses its original series, such as The Sopranos, Sex and the City, Entourage and Curb Your Enthusiasm, to domestic television networks, and its original programming is also licensed to television networks in over 150 countries. In addition, Home Box Office content is distributed in the U.S. and various international regions by Apple, Amazon, Sony and Walmart’s Vudu subsidiary through their respective online stores. The Home Box Office-produced show Everybody Loves Raymond, which aired for nine seasons on broadcast television, is currently on basic cable and in syndication as well.

HBO- and Cinemax-branded premium pay and basic tier television services are distributed in more than 60 countries in Latin America, Asia and Central Europe. Home Box Office has owned all of HBO Central Europe since the first quarter of 2010. In the first quarter of 2011, Home Box Office acquired an additional 8% equity interest in HBO Latin America Group, consisting of HBO Brasil, HBO Olé and HBO Latin America Production Services (collectively, “HBO LAG”), bringing its interest in HBO LAG to 88%. In recent years, Home Box Office also has acquired additional equity interests in HBO Asia and HBO South Asia.

The CW

The CW broadcast network (“The CW”) is a 50-50 joint venture between Warner Bros. and CBS Corporation. The CW’s 2011-2012 schedule includes, among other things, a 5-night, 10-hour primetime lineup with advertising-supported programming such as 90210, America’s Next Top Model, Gossip Girl, Hart of

Dixie, One Tree Hill, Nikita, Ringer, The Secret Circle, Supernatural and The Vampire Diaries, as well as a five-hour block of advertising-supported, animated children’s programming on Saturday mornings. As of December 31, 2011, The CW was carried nationally by affiliated television stations covering 96% of U.S. television households, including 13 stations owned by Tribune Broadcasting and 8 stations owned by CBS Corporation. The CW programming can also be viewed on the advertising-supported website, cwtv.com.

In October 2011, Warner Bros. and CBS Corporation entered into an agreement with Netflix, Inc. that allows U.S. members of Netflix to stream previous seasons of the scripted series that aired on The CW beginning in Fall 2011, as well as previous seasons of new scripted series produced by Warner Bros. or CBS Corporation that premiere on The CW through the 2014-2015 season. These rights extend for a period of four years after the end of each series’ broadcast run on The CW. Also in October 2011, The CW Network, LLC entered into a five-year agreement with Hulu, LLC (“Hulu”) granting Hulu the right to stream in-season episodes of The CW’s programming on the Hulu Plus subscription service and the free, advertising-supported Hulu website. The most recent five episodes of the network’s primetime series appear on Hulu Plus the morning after they air on The CW and then become available on Hulu’s advertising-supported website eight days after they air on The CW.

Central Media Enterprises Ltd.

The Company holds an approximate 34% economic interest in Central Media Enterprises Ltd., a publicly-traded broadcasting company that operates leading networks in six Central and Eastern European countries as of December 31, 2011.

Competition

The Networks businesses compete with other television services for marketing and distribution by cable, satellite and other distribution systems. The Turner Networks and websites compete for advertising with other networks and media such as the Internet, print, radio and outdoor display. The Networks businesses also compete for viewers’ attention and audience share with all other forms of programming provided to viewers, including other television networks and premium pay television services, local over-the-air television stations, motion pictures, home video products and services (including subscription rental and Internet streaming services and rental kiosks), pay-per-view and video-on-demand services, online activities (including Internet streaming and downloading), and other forms of news, information and entertainment. In addition, competition for programming, particularly licensed and sports programming is intense, and the Networks businesses face competition for programming from those same television networks, premium pay television services, local television stations and over-the-top content aggregators.

The production divisions in the Networks businesses compete with other production companies for the services of producers, directors, writers, actors and others and for the acquisition of scripts.

FILMED ENTERTAINMENT

The Company’s Filmed Entertainment businesses produce and distribute feature films, television and other programming and videogames; distribute home video product; and license rights to the Company’s feature films, television programming and characters. All of these businesses are principally conducted by various subsidiaries and affiliates of Warner Bros. Entertainment Inc., a wholly owned subsidiary of the Company, that are known collectively as the Warner Bros. Entertainment Group (“Warner Bros.”).

Feature Films

Warner Bros. produces feature films both wholly on its own and under co-financing arrangements with others, and also distributes its films and films produced by third parties. Warner Bros.’ feature films are produced under the Warner Bros. Pictures and New Line Cinema banners. The terms of Warner Bros.’ agreements with independent producers and other entities are separately negotiated and vary depending on the production, the amount and type of financing by Warner Bros., the media and territories covered, the distribution term and other factors.

Warner Bros.’ feature film strategy focuses on offering a diverse slate of feature films with a mix of genres, talent and budgets that includes several “event” films each year and building and leveraging franchises, such as Batman, Harry Potter and The Lord of the Rings. During 2011, Warner Bros. released 22 original films for theatrical exhibition, including Green Lantern, The Hangover Part II, Harry Potter and the Deathly Hollows: Part 2, Horrible Bosses and Sherlock Holmes: A Game of Shadows. Of the films released during 2011, seven were released in 3D format, including Green Lantern, Happy Feet 2 and Harry Potter and the Deathly Hollows: Part 2. Warner Bros. released one film in January 2012, and plans to release 21 additional films throughout the year, including The Dark Knight Rises, Dark Shadows, The Gangster Squad, Gravity, The Great Gatsby, The Hobbit: An Unexpected Journey, Rock of Ages and Wrath of the Titans. Of the original feature films expected to be released during 2012, Warner Bros. expects to release six in 3D format, including Gravity, The Great Gatsby, The Hobbit: An Unexpected Journey and Wrath of the Titans. Release dates for Warner Bros.’ feature films are determined by a number of factors, including competition and the timing of vacation and holiday periods. Films released theatrically in the U.S. generally are released in international territories either day-and-date with the domestic release or according to a staggered release schedule.

Warner Bros. incurs significant production, marketing, advertising and distribution costs in connection with the theatrical release of a film. As a result, Warner Bros. typically incurs losses with respect to a particular film prior to and during a film’s theatrical exhibition, and a particular film may not produce a profit until well after the film’s theatrical release. In response to the high cost of producing theatrical films, Warner Bros. has entered into certain film co-financing arrangements with other companies, decreasing its financial risk while in most cases retaining substantially all worldwide distribution rights. Of Warner Bros.’ total 2011 releases, 13 were wholly financed by Warner Bros. and nine were financed with or by others. Warner Bros. has co-financing arrangements with Village Roadshow Pictures and Legendary Pictures, LLC. In addition, Warner Bros. has an exclusive distribution arrangement with Alcon Entertainment for distribution of all of Alcon’s motion pictures in domestic and certain international territories. Warner Bros. also has an exclusive distribution arrangement with Dark Castle Holdings, LLC for films produced on or before September 30, 2012, under which Warner Bros. has agreed to distribute up to 15 Dark Castle feature films throughout the U.S. and, generally, in all international territories.

Warner Bros. also distributes feature films acquired or produced for theatrical exhibition in more than 125 international territories. In 2011, Warner Bros. released 20 such English-language and 23 such local-language films.

After their theatrical exhibition, Warner Bros. licenses its newly produced films, as well as films from its library, both domestically and internationally for distribution in various windows on broadcast and cable networks and premium pay television services and also distributes its films on DVD and Blu-ray Discs and in digital versions. Each of these windows is discussed in more detail below.

Newly produced films are released in the home entertainment window approximately four to six months following their release to theatrical exhibition, with the release date being influenced by seasonality, competitive conditions, film attributes and expected performance. In the U.S. and most major international markets, Warner Bros. generally releases all films simultaneously for DVD and Blu-ray Disc sales (including, for most new release titles, an UltraViolet digital copy), video on demand (“VOD”) and electronic sell-through (“EST”). Warner Bros. generally releases newly produced films to brick and mortar retailers, by-mail and kiosk rental services 28 to 56 days following their release to other home entertainment channels. Following the release of newly produced films in the home entertainment window, Warner Bros. licenses its newly produced films, as well as films from its library, for distribution in various windows to broadcast and cable networks and premium pay television services both domestically and internationally, including the Company’s networks and premium pay and basic tier television services.

Warner Bros. has an extensive film library consisting of rights to over 6,000 films previously released by Warner Bros. and other studios.

Television

Warner Bros. Television Group (“WBTVG”) is one of the world’s leading suppliers of television programming, distributing programming in the U.S. and internationally. WBTVG both develops and produces television series, reality-based entertainment shows and animation programs for the Company’s networks and third parties. WBTVG licenses such programming for initial telecast and off-network exhibition, VOD and EST. During 2011, WBTVG licensed the cable and local off-network rights for The Big Bang Theory, the second cycle local off-network rights for Two and a Half Men and the third cycle local off-network rights for Friends.

WBTVG programming is primarily produced by Warner Bros. Television (“WBTV”), a division of WB Studio Enterprises Inc. that produces primetime dramatic and comedy programming for broadcast and cable networks, including the Company’s networks; Warner Horizon Television Inc. (“Warner Horizon”), which specializes in unscripted programming for broadcast networks as well as scripted and unscripted programming for cable networks; and Telepictures Productions Inc. (“Telepictures”), which specializes in reality-based and talk/variety series for the syndication and daytime markets. For the 2011-12 season, WBTV is producing, among others, Gossip Girl, Nikita, The Secret Circle and The Vampire Diaries for The CW and 2 Broke Girls, The Big Bang Theory, Fringe, Harry’s Law, The Mentalist, The Middle, Mike & Molly, Person of Interest, Suburgatory and Two and a Half Men for other broadcast networks. WBTV also produces original series for cable networks, including The Closer and Southland for TNT. Warner Horizon produces primetime reality series, such as The Bachelor, and other original series for cable networks, including Pretty Little Liars and Rizzoli & Isles for TNT. Telepictures produces first-run syndication shows such as Anderson, The Ellen DeGeneres Show, Extra and TMZ. Many of WBTVG’s current on-air television series are available on demand via broadband and wireless streaming and downloading and VOD platforms under agreements entered into with the networks exhibiting the series.

WBTVG also licenses programming from Warner Bros.’ television library, which consists of rights to many television series, reality-based entertainment shows, animation programs and made-for-television movies, for exhibition in various media in the U.S. and internationally. WBTVG also selectively licenses certain off-air or library television series for exhibition online in the U.S. to broadcast licensees and third party video exhibition sites. Internationally, WBTVG has a number of Warner Bros. branded on-demand program services, which, as of December 31, 2011, included eight services in each of China and Japan, seven services in the U.K., five in Germany, four in France, two in each of Australia, Canada, Finland, Greece, Italy, New Zealand and Portugal, and one in each of Denmark, Dubai, Hong Kong, Korea, the Netherlands, Poland, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan and Turkey. In addition, WBTVG operates pan-regional linear Warner Bros. branded general entertainment channels in Latin America and Asia, and supplies programming to a linear Warner Bros. branded general entertainment channel in Canada and India.

During 2011, Warner Bros. International Television Distribution Inc. concluded significant license agreements in numerous international territories around the world, including Canada, Germany, Eastern Europe, the Middle East, the Netherlands, New Zealand, Scandinavia, South Africa and the United Kingdom. In addition, Warner Bros. International Television Production (“WBITVP”) continued to pursue its strategy of acquiring local television production companies in international territories with a focus on non-scripted programs and formats that can be sold internationally and adapted for sale in the U.S. WBITVP also licensed to local broadcasters the right to create locally produced versions of programs owned by the studio.

Warner Bros. Animation Inc. (“WBAI”) creates, develops and produces contemporary animated television programming and original made-for-DVD releases, including Green Lantern, MAD, Scooby-Doo Mystery Inc. and Young Justice for Cartoon Network. WBAI also oversees the creative use of, and production of animated programming based on, classic animated characters from Warner Bros., including Looney Tunes, and from the Hanna-Barbera and DC Comics libraries.

WBTVG’s TMZ.com is one of the leading entertainment news brands in the U.S. across online, TV and mobile platforms. WBTVG operates websites for many of its syndicated television properties, including The Ellen DeGeneres Show and Extra. The destination site TheWB.com is an online video site featuring programming from the Warner Bros. library and original content, and WBTVG’s KidsWB.com is a casual game and video online destination site with a target audience of kids ages 6-12. WBTVG’s digital production venture, Studio 2.0, creates short-form original programming for online and mobile distribution both domestically and internationally.

Home Entertainment — DVDs and Blu-ray Discs

Warner Home Video (“WHV”), a division of Warner Bros. Home Entertainment Inc. (“WBHE”), distributes DVDs and Blu-ray Discs containing filmed entertainment product and television programming produced or otherwise acquired by the Company’s various content-producing subsidiaries and divisions, including Warner Bros. Pictures, Warner Bros. Television, New Line Cinema, Home Box Office and Turner. Significant WHV releases of filmed entertainment product during 2011 included Due Date, Green Lantern, The Hangover Part II, Harry Potter and the Deathly Hallows: Part 1 and Harry Potter and the Deathly Hallows: Part 2. The DVDs and Blu-ray Discs for most new titles in the United States after the fourth quarter of 2011 include an UltraViolet digital copy. WHV also distributes DVDs and Blu-ray Discs containing filmed entertainment product and television programming from Warner Bros.’ extensive library. In addition, WHV distributes third party content on DVDs and Blu-ray Discs for the BBC and Sesame Street in the U.S. and has similar distribution relationships with content producers outside the U.S.

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

Home Entertainment — Digital Media

Warner Bros. Digital Distribution (“WBDD”), a division of WBHE, enters into domestic and international licensing arrangements for the distribution of Warner Bros.’ film and television content as well as acquired third party content through VOD and EST transactions via cable system operators, satellite distribution services, telephone companies, online services and mobile platforms for delivery to consumers worldwide. WBDD also licenses catalog movies, as well as a slate of catalog television shows, including Nip/Tuck and several television series with a limited number of episodes, to various subscription on demand streaming services. In 2011, WBDD continued its strategy of expanding the distribution of its films globally and as of December 31, 2011, was distributing its films via VOD and/or EST in the U.S. and 65 international territories. WBDD also makes UltraViolet-enabled digital copies of films available to consumers who purchase Warner Bros.’ DVDs and Blu-ray Discs. Consumers can then download or stream a file containing the film to computers and a variety of devices through Flixster, Inc., a social movie site that WBHE acquired in May 2011.

WBDD has also entered into content licensing deals for online and mobile videogames involving Warner Bros. and DC Comics properties. In addition to its content licensing activities, WBDD publishes mobile applications featuring Warner Bros.’ content, including “App Editions” of feature films, which enable consumers to download the application and certain promotional content for free and then purchase the film and additional content for downloading and streaming. In 2011, WBDD published App Editions of the Harry Potter Film Collection featuring all films in the franchise and additional content for downloading and streaming on Android devices. WBDD manages Warner Bros.’ direct-to-consumer retail website, wbshop.com, which includes distribution of the Warner Archive Collection titles. As of December 31, 2011, the service had more than 1,100 film titles and television series available, many of which have not been released previously on DVD.

Interactive Entertainment

Warner Bros. Interactive Entertainment (“WBIE”), a division of WBHE, is a developer and publisher of interactive entertainment, including videogames for console and handheld platforms, social networking games and mobile games. In addition, WBIE develops, publishes and operates massively multiplayer online games through Turbine Inc. (“Turbine”), a subsidiary of WBHE. WBIE develops games for a variety of platforms, including Sony’s PlayStation 3, Nintendo’s Wii, and Microsoft’s Xbox 360 and Kinect console systems; Sony’s PlayStation Portable and Nintendo’s Dual Screen, DSi and 3DS handheld devices; the PC; Apple’s iPhone and iPad; and various Android devices. In partnership with WBDD, WBIE also develops and publishes videogames

(and additional downloadable content) for digital distribution on multiple platforms. WBIE’s videogames are based on newly created intellectual property, as well as intellectual properties owned by Warner Bros., DC Comics and third party licensors.

In 2011, WBIE’s significant releases for traditional handheld, console and PC/Mac platforms included Batman: Arkham City, Mortal Kombat, F.E.A.R. 3 and LEGO Harry Potter: Years 5-7, and WBIE’s significant releases for mobile apps platforms in 2011 included Batman Arkham City Lockdown and Scribblenauts Remix. In addition, in 2011 Turbine released the Rise of Isengard expansion pack to its massively multiplayer online role-playing game Lord of the Rings Online.

WBIE also licenses Warner Bros. and DC Comics properties for videogames on various platforms to third party publishers, and WBIE publishes and distributes video game titles owned by third parties.

Other Entertainment Assets

Warner Bros. Consumer Products Inc. licenses rights to manufacturers, publishers, retailers, theme park operators and other licensees both domestically and internationally to the names, likenesses, images, logos and other representations of characters and copyrighted material from the films and television series produced or distributed by Warner Bros., including Harry Potter, the superhero characters of DC Comics, Hanna-Barbera characters, classic films and Looney Tunes.

DC Entertainment, which is wholly owned by the Company, is responsible for bringing the DC Comics business, brand and characters from comics into other content and distribution businesses, including feature films, television programming, videogames, direct-to-consumer platforms, and consumer products. DC Comics, also wholly owned by the Company, published on average 86 comic books and 24 graphic novels per month in 2011, featuring such popular characters as Batman, Green Lantern, The Sandman, Superman and Wonder Woman. In August 2011, DC Comics launched a renumbering of the entire DC Universe line of comic books with 52 first issues, including titles such as Action Comics and Detective Comics, which introduced Superman and Batman in the 1930s. DC Entertainment is the operating name of E.C. Publications, Inc., which also publishes MAD magazine.

Competition

The production and distribution of feature films, television programming and videogames are highly competitive businesses. These businesses compete with each other, as well as with other forms of entertainment, including Internet streaming and downloading, websites providing social networking and user-generated content, videogames and other online activities, sports, print media, live events and radio broadcasts for consumers’ entertainment and leisure time and spending. Furthermore, there is intense competition in the television industry evidenced by the increasing number and variety of networks now available. There is active competition among all production companies in these industries for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. With respect to the distribution of television programming, there is significant competition from independent distributors as well as major studios. The competitive position of a producer or distributor of feature films, television programming and videogames is also greatly affected by the quality of, and public response to, the entertainment content it makes available to consumers.

Warner Bros. also competes in its character merchandising and other licensing activities with other licensors of characters, brands and celebrity names.

PUBLISHING

The Company’s publishing business is conducted primarily by Time Inc., a wholly owned subsidiary of the Company. Time Inc. is the largest magazine publisher in the U.S. based on advertising revenues, as measured by Publishers Information Bureau (“PIB”). In addition to publishing magazines, Time Inc. also operates a number of websites, as well as book publishing businesses, marketing services businesses and other marketing businesses.

Publishing

As of December 31, 2011, Time Inc. published 21 magazines in print in the U.S., including People, Sports Illustrated, Time, InStyle, Real Simple, Southern Living, Entertainment Weekly and Fortune, and over 70 magazines outside the U.S., primarily through IPC Media (“IPC”) in the U.K. and Grupo Expansión (“GEX”) in Mexico. In addition, as of December 31, 2011, Time Inc. operated over 45 websites, such as CNNMoney.com, People.com and Time.com, that collectively had average monthly unique visitors of over 55 million in the U.S., the U.K., Mexico and other countries during the fourth quarter of 2011, according to comScore Media Metrix.

Time Inc. also publishes magazine content on multiple digital devices and platforms. As of December 31, 2011, all of Time Inc.’s U.S. magazines were available as tablet editions. Time Inc. offers an “All Access” model for its U.S. magazines that provides a print subscription plus cross-platform digital access to subscribers. On certain digital devices and platforms, Time Inc. offers digital-only subscriptions and single-copy issues to each of its magazines as well. In addition, print subscribers to Time Inc.’s U.S. magazines are able to access the tablet edition of the print magazine to which they subscribe for no additional fee. Time Inc. also continues to extend its brands by developing and launching free and paid apps that are available for download across various digital devices and platforms, including EW’s Must List, InStyle Hairstyle Try-On, People Celebrity News Tracker, Real Simple: To-Do List and SI Swimsuit, and mobile versions of CNNMoney.com, SI.com and Time.com.

Time Inc.’s U.S. magazines and companion websites are organized into four business units: (1) Style and Entertainment, (2) Lifestyle, (3) News and (4) Sports. This structure has enabled Time Inc. to better focus on the strengths of these products and reduce costs by bringing together under centralized management products that have a common appeal in the marketplace. Additionally, across Time Inc.’s four U.S. business units, magazine consumer marketing and production and distribution activities are generally centralized, and subscription fulfillment activities for Time Inc.’s U.S. magazines are primarily administered from a centralized facility in Tampa, Florida.

In 2009, Time Inc., together with four other leading publishers, formed Next Issue Media, an independent venture to develop a digital storefront and related technology to allow consumers to enjoy media content on portable digital devices. Next Issue Media opened its digital storefront in 2011. Time Inc. makes available single-copy issues and digital subscriptions of Time Inc.’s U.S. magazines for download on digital devices through Next Issue Media’s digital storefront. In addition, print subscribers of Time Inc.’s U.S. magazines are able to access through Next Issue Media the tablet edition of the print magazine to which they subscribe for no additional fee.

Style and Entertainment

People is a weekly magazine that reports on celebrities and other newsworthy individuals. People magazine generated approximately 19% of Time Inc.’s revenues in 2011. The People franchise also includes: People StyleWatch, a monthly magazine aimed at U.S. style-conscious younger readers; People en Español, a monthly Spanish-language magazine aimed primarily at U.S. Hispanic readers; People.com, a leading website for celebrity news, photos and entertainment coverage; and PeopleEnEspañol.com, a bilingual website aimed primarily at the U.S. Hispanic audience.

InStyle, a monthly magazine, and InStyle.com, a related website, focus on celebrity, lifestyle, beauty and fashion. Time Inc. also publishes InStyle in the U.K. through IPC and in Mexico through GEX.

Entertainment Weekly, a weekly magazine, and EW.com, a related entertainment news website, feature reviews and reports on movies, DVDs, video, television, music and books.

Essence Communications Inc. (“ECI”) publishes Essence, a leading lifestyle magazine for African-American women in the U.S., and Essence.com, a related website. ECI also produces the annual Essence Music Festival and its related television show, tvOne Night Only Live From the Essence Music Festival, the latter in partnership with tvOne networks.

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

This Old House, a magazine published 10 times per year, and ThisOldHouse.com, a related website, focus on home improvement. Time Inc. also produces two television series, Ask This Old House and This Old House, which focus on home improvement.

Coastal Living, a monthly shelter and lifestyle magazine, and CoastalLiving.com, a related website, focus on home design and lifestyles in coastal areas of the U.S.

MyRecipes.com, a recipes website, and MyHomeIdeas.com, a shelter website, both feature original content and content from other Time Inc. Lifestyle brands.

News

Time is a weekly newsmagazine that summarizes the news and interprets the week’s events, both national and international. Time also has three English-language weekly editions that circulate outside the U.S. TIME.com, a related website, provides breaking news and analysis, giving its readers access to its 24-hour global newsgathering operation and its vast archive. Time for Kids is a weekly current events newsmagazine for children ages five to 13.

Fortune is a magazine published 18 times per year that reports on worldwide economic and business developments and compiles the annual Fortune 500 list of the largest U.S. corporations. Fortune also has two English-language international editions that circulate outside the U.S. Time Inc. also publishes Money, a monthly magazine that reports primarily on personal finance. Fortune and Money combine their resources on the CNNMoney.com website, a leading financial news and personal finance website that is operated in partnership with CNN.

Sports

Sports Illustrated is a weekly magazine that covers sports. Sports Illustrated for Kids is a monthly sports magazine intended primarily for pre-teenagers. SI.com is a leading sports news website that provides up-to-the-minute scores and sports news 24/7, as well as statistics and analysis of domestic and international professional sports and college and high school sports.

Golf is a leading monthly golf magazine. Golf.com is a related website that features user-friendly content designed to help readers play their best golf and maximize their golfing experience.

Other Publishing Operations

Time Inc. also has responsibility under a management contract for the American Express Publishing Corporation’s publishing operations, including its travel and epicurean magazines Departures, Food & Wine and Travel & Leisure and their related websites.

International

IPC, a leading U.K. consumer magazine publisher, publishes approximately 55 magazines as well as numerous special issues. IPC is organized into three operating divisions, Connect, Inspire and SouthBank, which are aligned with its three core audience groups of mass-market women, men and upscale women. This structure is intended to facilitate the delivery of highly targeted audiences to IPC’s advertisers and bring focus and efficiency to IPC’s operations. IPC’s magazines include (i) in the Connect division, TVTimes and What’s On TV, television listing magazines; Chat, Woman and Woman’s Own, women’s lifestyle magazines; and Now, a celebrity magazine; (ii) in the Inspire division, Country Life and Horse & Hound, magazines focused on leisure; and (iii) in the SouthBank division, Homes & Gardens; Ideal Home; and woman&home, magazines focused on homes and gardens. In addition, IPC publishes four magazines through three unconsolidated joint ventures with Groupe Marie Claire.

IPC websites include goodtoknow.co.uk, a website for women providing advice and tips on family and health, entertainment and recipes; housetohome.co.uk, a home inspiration and decorating resource; and NME.com, a contemporary music news and reviews website. In March 2011, IPC launched 25 mobile-optimized websites for some of its magazines, including Good to Know, Marie Claire and NME, and by the end of 2011 had over 35 mobile-optimized websites. In July 2011, Wallpaper*, an international design, fashion and lifestyle magazine published by IPC, launched a monthly tablet edition of the magazine, available for no additional fee to all print subscribers.

GEX, a leading Mexican consumer magazine publisher, publishes 13 magazines in Mexico including: Chilango, a Mexico City listing guide; Expansión, a business magazine; IDC, a tax and accounting bulletin; InStyle Mexico, a fashion and lifestyle magazine for women; and Quién, a celebrity and personality magazine. In addition, GEX publishes two magazines through an unconsolidated joint venture with Hearst Corporation. GEX also owns and operates CNNExpansíon.com, a leading business website in Mexico, MedioTiempo.com, a leading sports website in Mexico, MetrosCúbicos.com, a leading website for classified real estate listings in Mexico, and Quien.com, a leading celebrity website in Mexico. In addition, through a joint venture, GEX and Turner operate CNNMexico.com, a Spanish-language news website that provides local, national and international news from a Mexican perspective.

Time Inc. licenses over 55 editions of its magazines for print publication outside the U.S. to publishers in 25 countries. In addition, Time Inc. licenses digital content to digital and mobile platform operators in over 50 countries outside the U.S.

Advertising

Time Inc. derives approximately half of its revenues from the sale of advertising, primarily from its print magazines with a smaller amount of advertising revenues from its websites and the tablet editions of its magazines. Advertising carried in Time Inc.’s magazines, including on tablet editions and on its websites, is predominantly consumer advertising, including toiletries and cosmetics, food, drugs, financial services and insurance, automobiles, retail and department stores, media and movies, travel and home, computers and telecommunications, and apparel and accessories.

In 2011, Time Inc.’s U.S. magazines accounted for 21.0% (compared to 20.7% in 2010) of the total U.S. advertising revenues in consumer magazines, excluding newspaper supplements, as measured by PIB. People, Sports Illustrated and Time were ranked 1, 3 and 5, respectively, in terms of PIB-measured advertising revenues in 2011, and Time Inc. had 6 of the top 25 leading magazines based on the same measure.

Circulation

Through the sale of magazines to consumers, circulation generates significant revenues for Time Inc. In addition, circulation is an important component in determining Time Inc.’s advertising revenues because advertising rates are based on circulation and audience. Most of Time Inc.’s U.S. magazines are sold primarily by subscription and delivered to subscribers through the mail. Most of Time Inc.’s international magazines are sold primarily at newsstands. Subscriptions in the U.S. are sold primarily through direct mail and online solicitation, subscription sales agents, marketing agreements with other companies and insert cards in Time Inc. magazines and other publications. Print subscribers to Time Inc.’s U.S. magazines are able to access the tablet edition of the print magazine to which they subscribe for no additional fee. Additionally, digital-only subscriptions and single-copy issues of Time Inc.’s U.S. magazines are sold through various app stores and other digital storefronts across multiple platforms.

Time Inc.’s Synapse Group, Inc. (“Synapse”) is a leading seller of domestic magazine subscriptions to Time Inc. magazines and magazines of other U.S. publishers. Synapse sells magazine subscriptions principally through marketing relationships with commercial airlines that have frequent flier programs, brick and mortar retailers, Internet retailers and consumer catalog companies.

Newsstand sales of magazines, which are reported as a component of Subscription revenues, are sold through traditional newsstands as well as other retail outlets such as Wal-Mart, supermarkets and convenience and drug stores, and may or may not result in repeat purchases. Time/Warner Retail Sales & Marketing Inc. distributes and markets copies of Time Inc. magazines and certain other publishers’ magazines through third-party wholesalers primarily in the U.S. and Canada. Wholesalers, in turn, sell Time Inc. magazines to retailers. A small number of wholesalers are responsible for a substantial portion of Time Inc.’s newsstand sales of magazines. IPC’s Marketforce (U.K.) Limited distributes and markets copies of all IPC magazines, some international editions of Time Inc.’s U.S. magazines and certain other publishers’ magazines outside of the U.S. through third-party wholesalers to retail outlets.

In January 2012, Time Inc. sold the school fundraising business, QSP, which offers fundraising programs that help schools and youth groups raise money through the sale of subscriptions to Time Inc.’s and other publishers’ magazines, among other products.

Marketing Services

Time Inc. conducts marketing services businesses. The marketing services include developing customer-relationship marketing programs, custom client publications, multi-channel branded content programs and programs on other platforms that enable clients to create and sustain profitable relationships with their customers. The marketing services also include geographic-targeted and demographic-targeted advertising solutions for marketers in magazines, online and on other digital platforms.

Books

Time Inc. conducts niche book publishing. Time Inc.’s book publishing business consists of Time Home Entertainment Inc. (“THEI”) and Oxmoor House Inc., which publish how-to, lifestyle and special commemorative books and books on other topics through retail and direct mail channels under TIME books, LIFE books, Oxmoor House, Sunset and other imprints. THEI also publishes a number of books under licensed third-party brands.

Competition

Time Inc. faces significant competition from several direct competitors and other media, including the Internet. Time Inc.’s magazine and website operations compete with numerous other magazine and website publishers and other media for circulation and audience and for advertising directed at the general public and at more focused demographic groups. The publishing business presents few barriers to entry and many new magazines and websites are launched annually. Time Inc. also creates tablet editions of its magazines. The use of these digital devices as distribution platforms for magazine products may lower the barriers to entry for launching digital magazine products that could compete with Time Inc.’s businesses.

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

Time Inc.’s book publishing businesses, marketing services businesses and other marketing businesses compete with other book publishing businesses, marketing services businesses and other marketing businesses, respectively, through all media, including the Internet.

REGULATORY MATTERS

The Company’s businesses are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities, and the Company’s international operations are subject to laws and regulations of local countries and international bodies such as the European Union (the “EU”). The Company’s U.S. cable networks and premium pay television services are subject to certain direct and, through their distribution partners, indirect obligations imposed by the Federal Communications Commission (the “FCC”). The Company’s U.S. magazine subscription, direct marketing activities and online and digital businesses are subject to regulation by the Federal Trade Commission (the “FTC”) and states. The laws, regulations, rules, policies and procedures affecting the Company’s businesses are subject to change. The following descriptions of significant U.S. federal, state, local and international laws, regulations, regulatory agency inquiries, rulemaking proceedings and other initiatives should be read in conjunction with the texts of the respective laws, regulations, inquiries, rulemaking proceedings and other related materials.

Intellectual Property Laws

Time Warner is one of the world’s leading creators, owners and distributors of intellectual property. The Company’s vast intellectual property assets include copyrights in motion pictures, television programs, magazines, software and books; trademarks in names, logos and characters; patents or patent applications for inventions related to its products and services; and licenses of intellectual property rights of various kinds. The Company derives value from these assets through a range of business models, including the theatrical release of films; the licensing of its films and television programming to multiple domestic and international television networks, premium pay television services, and subscription video on demand services; the sale of products such as DVDs, Blu-ray Discs, magazines (including tablet editions of its magazines), videogames, mobile applications and digital copies of films and television programs; and the operation of websites. It also derives revenues related to its intellectual property through advertising in its magazines (including tablet editions of its magazines), networks, online properties and mobile applications and from various types of other licensing activities, including licensing of its trademarks and characters.

To protect these assets, the Company relies on a combination of copyright, trademark, unfair competition, patent and trade secret laws and contract provisions. The duration of the protection afforded to the Company’s intellectual property depends on the type of property in question and the laws and regulations of the relevant jurisdiction. In the U.S., the copyright term for authored works is the life of the author plus 70 years, and for “works made for hire”, the copyright term is the shorter of 95 years from the first publication or 120 years from creation. Laws also provide protections prohibiting circumvention of technological protection measures and trafficking in circumvention devices to encourage the deployment of digital content. The extent of copyright protection, as well as protections against circumvention of technological protections, varies in different countries.

The Company vigorously pursues all appropriate avenues of protection for its intellectual property. Piracy, particularly in the digital environment, continues to present a threat to revenues from products and services based on intellectual property. The Company seeks to limit that threat through a combination of approaches, including working with cross-industry groups, trade associations and strategic partners to develop and implement technological solutions to control digital piracy, offering legitimate market alternatives, applying technological protection measures, engaging in efforts to ensure effective and appropriately tailored legal remedies for infringement, enhancing public awareness of the meaning and value of intellectual property and promoting appropriate legislative and policy initiatives both in the U.S. and internationally.

In June 2010, the Department of Homeland Security’s Immigration and Customs Enforcement Office launched “Operation In Our Sites,” an initiative aimed at identifying websites that specialize in the online theft of copyrighted content and consumer products and curtailing the market for illegal content on the Internet.

In October 2008, the Prioritizing Resources and Organization for Intellectual Property Act of 2007 (the “PRO-IP Act”) was signed into law in the United States. The PRO-IP Act increased both civil and criminal penalties for counterfeiting and piracy of intellectual property associated with works of music and film, among other things; provided enhanced resources to law enforcement agencies for enforcing intellectual property rights; criminalized the export of counterfeit goods; and created the Intellectual Property Enforcement Coordinator, or “IPEC,” a position that is responsible for coordinating the efforts of various federal agencies to enhance the enforcement of intellectual property laws, such as through increased seizures of infringing goods and criminal prosecution of U.S. website operators engaged in copyright theft and counterfeiting. The IPEC has issued several reports and recommendations to strengthen intellectual property laws and has actively worked with Internet intermediaries to develop best practices to help rights holders fight content theft online.

Outside the United States, laws and regulations relating to intellectual property protection and the effective enforcement of these laws and regulations vary greatly from country to country. However, the volume of actions against websites dedicated to copyright theft is increasing internationally, and certain countries have implemented or are considering programs or remedies designed to address and deter widespread infringement. For example, certain countries have mandated systems of cooperation between rights holders and Internet service providers (“ISPs”) that require ISPs to notify account holders that their accounts have been used to commit infringing activity, such as illegal file sharing. If the illegal activity continues following additional notices, further steps may be taken to deter further infringement, which may range from educational measures to account suspension and termination. Furthermore, in several countries in the EU, rights holders have also pursued remedies based on the implementation of Article 8.3 of the European Copyright Directive, which obligates member states to ensure that rights holders are in a position to apply for an injunction against intermediaries whose services are being used by a third party to commit infringement.

In addition, judicial, legislative and administrative developments are taking place in certain jurisdictions that may have the impact of limiting the scope or ability to exploit and enforce certain exclusive intellectual property rights outside the United States. For example, in the United Kingdom, the Intellectual Property Office is examining certain aspects of UK copyright laws, which may result in proposals for additional copyright exceptions and limitations. In addition, in October 2011, a decision by the European Court of Justice held in the context of satellite broadcasts of live soccer matches that it was an unlawful restriction on competition to prohibit licensees from distributing satellite decoder cards outside the territory for which the broadcasts were licensed for reception.

In October 2011, Australia, Canada, Japan, the Republic of Korea, Morocco, New Zealand, Singapore and the United States entered into The Anti-Counterfeiting Trade Agreement (“ACTA”), an alliance of trading partners committed to cooperating in the fight against piracy and counterfeiting. Among other things, ACTA requires border enforcement officials to be empowered to act against both imports and exports of counterfeit and pirated goods; includes new rules on criminal seizure of equipment and materials used in counterfeiting offenses as well as the seizure of criminal proceeds from such offenses; clarifies certain criminal penalties when content theft or counterfeiting is carried out for commercial advantage; and requires the signing parties to address copyright piracy on digital networks, while aiming to preserve principles such as freedom of expression, fair process and privacy.

Regulation Relating to Data Privacy, Data Security and Cybersecurity

The laws and regulations governing data privacy, data security and cybersecurity, which affect all of the Company’s businesses, are rapidly evolving and complex, and regulators’ interest in these issues has been steadily increasing. For example, in September 2011, the FTC proposed to modify and update its regulations implementing the Children’s Online Privacy Protection Act (“COPPA”). COPPA limits the collection of personal information online from children under the age of 13 by operators of websites or online services. If implemented, the FTC’s proposed regulations could impose restrictions on the technical operations of children-targeted websites and digital services and on the types of permissible children-targeted marketing. In late 2010, the FTC and the Department of Commerce (“DOC”) each issued a staff report proposing new frameworks for consumer privacy protection; the FTC report called for federal “Do Not Track” legislation. The FTC has also increased its enforcement actions against companies that fail to live up to their privacy or data security commitments to consumers. A number of privacy and data security bills have been introduced in Congress that address the collection, maintenance and use of personal information, web browsing and geolocation data, and establish data security and breach notification requirements. Some state legislatures have adopted legislation that regulates how businesses operate on the Internet, including measures relating to privacy, data security and data breaches. Several Congressional hearings have examined privacy implications for online, offline and mobile data. The DOC recently issued a “green paper” on cybersecurity, and the White House has proposed cybersecurity legislation.

A number of foreign governments also have either adopted or are considering data privacy and security regulations. For example, the EU is currently reviewing its data privacy directive, which became effective in 1998 and sets baseline standards for the collection, use, disclosure, storage, security and transfer of personal data (collectively referred to as “data processing”). Among the proposed revisions are new rules that strengthen requirements to obtain explicit consent for data processing; special rules requiring parental consent for collecting children’s personal data; data breach obligations for all industry sectors and enhanced remedies for violations of privacy. Different policy options, including new regulations, are being considered at both the EU and member state levels.

Network Regulation

Under the Communications Act of 1934, as amended, and related regulations, U.S. cable networks and premium pay television services are subject to certain direct and, through their distribution partners, indirect obligations that, among other things, require closed captioning of programming for the hearing impaired, limit the amount and content of commercial matter that may be shown during programming aimed primarily at an audience of children aged 12 and under, and require the identification of (or the maintenance of lists of) sponsors of political advertising. Various other federal laws also contain provisions that place restrictions on violent and sexually explicit programming and provisions relating to the voluntary promulgation of ratings by the industry.

In December 2010, the FCC adopted “net neutrality” rules, which took effect on November 20, 2011, that require ISPs to follow certain principles with respect to broadband Internet access service provided to consumers. These principles, with certain exceptions (particularly for wireless ISPs), prohibit ISPs from blocking lawful content, applications, services, or non-harmful devices, and also prohibit unreasonable discrimination in the transmission of lawful network traffic. The FCC has indicated that agreements between an ISP and a third party to favor some network traffic over other network traffic in the Internet access service connection to a subscriber (i.e., “pay for priority”) may constitute unreasonable discrimination. It is not clear what impact these regulations will have on the increasing use of the Internet to deliver and receive video content. Lawsuits and a petition for reconsideration challenging the FCC’s decision have been filed and remain pending.

From time to time, the FCC and other U.S. federal agencies conduct inquiries and rulemaking proceedings, including the following, which could lead to additional regulations that could have a material effect on the Company’s Networks businesses:

•

Disability Access:    The FCC has initiated several rulemaking proceedings to implement the 21st Century Communications and Video Accessibility Act of 2010. This law, among other things, extends closed captioning requirements to television programming distributed via Internet Protocol after it is initially aired on broadcast or multichannel television. Under this statute, the FCC has also reinstated the FCC’s video description rules for the sight impaired for the top five cable networks with more than 50 hours of non-exempt programming per quarter, including TBS and TNT. The FCC is also considering changes to its television closed captioning rules, including the adoption of quality standards and either eliminating or changing existing exemptions to such rules.

•

Bundling and Carriage Agreements:    In October 2007, the FCC initiated a rulemaking proceeding to examine the use of bundling practices in carriage agreements for both broadcast and satellite cable programming. Turner’s networks and the Home Box Office Services are each offered separately and on a bundled basis in the United States. In addition, in August 2011, the FCC initiated a rulemaking proceeding that seeks comment on revisions to its existing program carriage rules. One proposed revision would change the definition of “affiliation” under these rules to include commercial agreements for carriage of multiple networks, thereby raising questions about bundling practices similar to those in the 2007 FCC rulemaking. As of February 17, 2012, it is unclear what, if any, action the FCC will take in these matters.

•

Children’s Media:    In 2009, the FCC initiated an inquiry to broadly survey the state of children’s media across multiple platforms and seek comment on existing ratings, advertising, and media literacy efforts. As of February 17, 2012, it is unclear what, if any, action the FCC will take in this matter. The FTC is also studying food and beverage marketing to children and teens. In April 2011, the Interagency Working Group on Food Marketed to Children, which is comprised of the FTC, the Centers for Disease Control, the Food and Drug Administration and the Department of Agriculture, jointly requested comment on proposed nutritional restrictions for food and beverage marketing directed to children. The guidelines are voluntary, but if implemented by food and beverage marketers, they could have a negative effect on the Company’s Networks businesses.

•

Smart Video Devices:    The FCC initiated an inquiry in April 2010 to study potential options to spur development of smart video devices that are compatible with all multichannel video programming distributor (“MVPD”) services and that would be available for consumers to purchase in retail outlets. Under one proposed option, MVPD services would be sent to a universal adapter in a consumer’s home. The adapter would enable the consumer to view the content from the MVPD service on a connected smart video device, such as a television or portable device. As of February 17, 2012, it is unclear what, if any, action the FCC will take in this matter.

In addition, in international territories, there are various laws and regulations relating to the distribution or licensing of television programming and other products. These include television licensing requirements, laws providing for minimum percentages of local content on broadcast television and maximum percentages of foreign content, laws and regulations imposing pricing, exclusivity and importing restrictions, editorial control, translation or local editing requirements and other nationality-based restrictions. In these international territories, there are also a number of laws and regulations relating to the nature of content and advertising and marketing efforts, including content codes and laws requiring government approval of certain content prior to exhibition, consumer protection laws (particularly those relating to advertisements and programming aimed at children) and laws restricting the amount of advertising permitted on television networks. For example, the Office of Communications, the regulator and competition authority for the UK communications industry, has restricted television advertisements for foods and drinks high in fat, salt and sugar in and around programming for children and teens aged 15 years and under. In addition, the EU has issued a directive obligating broadcasters to notify viewers if an audiovisual program contains paid product placement. The directive applies to all programs produced after December 19, 2009, bans any form of product placement in children’s programming, prohibits product placement of tobacco products and prescription medication and allows EU member states to adopt more restrictive regimes.

Filmed Entertainment Regulation

In countries outside the United States, there are a variety of laws and regulations relating to the distribution or licensing of motion pictures and television programming, as well as consumer merchandise products. These include copyright laws and regulations, television licensing requirements, trade regulations, laws providing for minimum percentages of local content on broadcast television and maximum percentages of foreign programming and laws that limit increases in prices paid by distributors to content providers and cap the prices distributors charge consumers for certain networks, as well as content providers’ portion of such retail fees. Other laws and regulations provide for cinema screen and television quotas, contract term limitations, discriminatory taxes and other discriminatory treatment of U.S. products. In addition, there are various international laws and regulations relating to the nature of content and advertising, including laws restricting the amount of advertising permitted on television networks, censorship codes, consumer protection laws (such as those restricting food and beverage marketing to children), and laws requiring governmental approval prior to exhibition.

Marketing Regulation

Time Inc.’s U.S. magazine subscription, direct marketing and advertising sales activities, as well as marketing and advertising sales activities by other divisions of the Company, are subject to regulation by the FTC and each of the states under general consumer protection statutes prohibiting unfair or deceptive acts or practices. Certain marketing activities are also subject to specific federal statutes and rules, such as the Telephone

Consumer Protection Act, COPPA, the Gramm-Leach-Bliley Act (relating to financial privacy) and the FTC Mail or Telephone Order Merchandise Rule. Other statutes and rules also regulate conduct in areas such as privacy, data security, product safety and telemarketing. Time Inc. also regularly receives and resolves routine inquiries from state Attorneys General and is subject to agreements with state Attorneys General addressing some of Time Inc.’s marketing activities.

In connection with their magazine subscription and marketing activities outside the United States, Time Inc. and the Company’s other divisions are subject to many local laws and regulations relating to consumer protection, privacy, data security and electronic marketing, especially across Europe and the Asia Pacific region. In the EU, these laws and regulations include the European Data Protection Directive and the European Directive on Privacy and Electronic Communications. In addition, there are various international codes, directives, laws and regulations relating to the nature of content and advertising, including content restriction laws and consumer protection laws (such as laws restricting food and beverage advertisements aimed at children, laws relating to political advertisements, laws relating to electronic commerce and the marketing of pharmaceutical products and alcoholic beverages).

See “Regulation Relating to Data Privacy, Data Security and Cybersecurity” above for a discussion of COPPA and regulations relating to privacy and data security.

Postal Regulation

Time Inc.’s U.S. magazine subscription business and the Company’s direct marketing and book publishing businesses are subject to laws and regulations relating to the U.S. Postal Service. In June 2011, the Postal Reform Act of 2011 was introduced in the House of Representatives, and, in November 2011, The 21st Century Postal Service Act of 2011 was introduced in the U.S. Senate. Both bills provide for various structural reforms of the U.S. Postal Service to restore its financial solvency. If postal reform legislation is enacted, it could result in, among other things, increases in postal rates, local post office closures and the elimination of Saturday mail delivery.

FINANCIAL INFORMATION ABOUT SEGMENTS, GEOGRAPHIC AREAS AND BACKLOG

Financial and other information by segment and revenues by geographic area for each year in the three-year period ended December 31, 2011 is set forth in Note 15 to the Company’s consolidated financial statements, “Segment Information.” Information with respect to the Company’s backlog, representing future revenue not yet recorded from cash contracts for the licensing of theatrical and television product, at December 31, 2011 and December 31, 2010, is set forth in Note 16 to the Company’s consolidated financial statements, “Commitments and Contingencies — Commitments — Programming Licensing Backlog.”

Item 1A.	Risk Factors.

RISKS RELATING TO TIME WARNER GENERALLY

The Company must respond to recent and future changes in technology and consumer behavior to remain competitive and continue to increase its revenues.  Technology, particularly digital technology used in the entertainment and media industry, continues to evolve rapidly, and advances in that technology have led to alternative methods for the distribution, storage and consumption of digital content. These technological developments have driven and reinforced changes in consumer behavior as consumers seek more control over when, where and how they consume digital content. For example, consumer electronics innovations have enabled consumers to view Internet-delivered content, including films, television programming and magazines, on televisions, computers, tablets, smartphones and other portable electronic devices. These changes in technology and consumer behavior have resulted in a number of challenges and risks for the Company and other content owners and aggregators. For example, technological developments may disrupt traditional distribution platforms by enabling content owners to provide content directly to distributors and consumers, thus bypassing traditional network aggregators such as the Company’s networks. In addition, the availability of content on multiple platforms may reduce the value or shorten the lifespan of that content on traditional distribution platforms, including in subsequent distribution windows. The Company’s failure to protect the value of its content while adapting to emerging technologies and changes in consumer behavior could have a significant adverse effect on the Company’s businesses and results of operations.

Technological developments also pose other challenges for the Company’s business segments that could adversely affect its revenues and competitive position. For example, new delivery platforms could lead to the loss of distribution control and direct relationships with consumers for the Publishing segment if distribution on a delivery platform is controlled by a limited number of companies. Furthermore, new technology or business initiatives supported by the Company may not be embraced by consumers, advertisers or others in the media and entertainment industry, and therefore may not develop into profitable business models, which could have a significant adverse effect on the Company’s competitive position and its businesses and results of operations.

The Company faces risks relating to increasing competition for the leisure and entertainment time and discretionary spending of consumers, which has intensified in part due to technological developments and changes in consumer behavior.  The Company’s businesses compete with each other and all other sources of entertainment, news and other information, including television, premium pay television services, films, the Internet, home video products, videogames, social networking sites, sports, print media, live events and radio broadcasts, for consumers’ leisure and entertainment time and discretionary spending. Technological developments, such as tablets and other portable electronic devices, video-on-demand, new video formats and Internet-delivered content, have increased the number of media and entertainment choices available to consumers and intensified the challenges posed by audience fragmentation. The increasing number of leisure and entertainment choices available to consumers, including low-cost or free choices, new technologies that allow consumers to make and store digital copies of programming and the increasing availability of programming online, could negatively affect consumer demand for the Company’s content, products and services, the prices content aggregators are willing to pay to license the Company’s content and advertising rates and demand, which could reduce the Company’s revenues and could also result in the Company incurring additional marketing expenses.

The popularity of the Company’s content is difficult to predict, can change rapidly and could lead to fluctuations in the Company’s revenues, and low public acceptance of the Company’s content may adversely affect its results of operations.  The production and distribution of films, television programming, videogames, magazines and other content are inherently risky businesses, largely because the revenues derived from the production, distribution and sale or licensing of such content depend primarily on public acceptance, which is difficult to predict. In addition, the Company must invest substantial amounts in the production of feature films, programming for its networks and premium pay television services and the development of videogames before it learns whether these films, programs and products will reach anticipated levels of popularity with consumers. With the theatrical release of the final Harry Potter film in 2011, the Filmed Entertainment segment also faces increasing pressure to develop successful new franchises or build on existing brands by leveraging existing intellectual property, including through the development of sequels. As more television networks and premium pay television services produce and acquire more original programming, the businesses in the Networks segment face increasing pressure to produce and acquire more compelling programming and to optimize their mix of acquired, original and sports programming.

The popularity of the Company’s content depends on many factors, only some of which are within the Company’s control. Examples include the quality and public acceptance of competing content (including locally produced content) available or released at or near the same time, the availability of alternative forms of leisure and entertainment time activities, the adequacy of efforts to combat piracy, the Company’s ability to maintain or develop strong brand awareness and target key audience demographics, the number and success of third-party retail promotional partnerships, and the Company’s ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. If the Company is not able to create and distribute content that is popular with consumers and attractive to advertisers and affiliates, the Company’s revenues and its results of operations could be adversely affected.

The popularity of the Company’s content is reflected in (1) the theatrical performance of the Filmed Entertainment segment’s films, (2) the ratings for the television programming produced by the Filmed Entertainment segment and the Networks segment’s syndicated, licensed, original and sports programming, (3) sales of the Filmed Entertainment and Networks segments’ home video releases and the Filmed Entertainment segment’s videogames, (4) the number of subscribers to the Networks segment’s premium pay television services, (5) the Publishing segment’s magazine circulation and (6) the number of unique visitors to the Company’s websites. The underperformance of a film, particularly an “event” film (which typically has high production and marketing costs) or a film that is part of a franchise, can have an adverse impact on the Company’s results of operations in both the year of release and in the future. Historically, there has been a correlation between a theatrical film’s domestic box office success and international box office success, as well as a correlation between box office success and success in subsequent distribution channels. Consequently, the underperformance of a film at the box office may adversely affect revenues from other distribution channels, such as home entertainment and premium pay television services, and sales of videogames and licensed consumer products based on such film. In addition, due to the decline in the sales of DVDs, the success of a theatrical film is much more dependent on public acceptance at the box office. A decline in the ratings or audience delivery of the television programming produced by the Filmed Entertainment segment or syndicated or originated by Turner can negatively affect subscription revenues, license fees, syndication results, advertising demand and rates and a network’s distribution potential. For Home Box Office, a decline in the popularity of its television programming can also negatively affect subscription revenues and content sales as well as the distribution potential of its premium pay television services. For the Publishing segment, a decline in the popularity of its magazines can negatively affect subscription and advertising revenues.

The Company’s businesses operate in highly competitive industries, and the failure to compete successfully may have an adverse effect on the Company’s businesses or results of operations.  The Company’s businesses face intense competition from many different sources, including numerous direct competitors and other media, including the Internet and pirated content. Consolidation in the U.S. and international entertainment and media industry has resulted in increased competition for the Company, and consolidation in the future would further intensify competition. In addition, the Networks and Filmed Entertainment segments’ competitors include industry participants with interests in other multiple media businesses that are vertically integrated. The ability of the Company’s businesses to compete successfully depends on many factors, including their ability to provide high-quality, popular content, adapt to technological developments, respond to changes in consumer behavior and achieve widespread distribution, and there can be no assurance that the Company and its businesses will be able to compete successfully in the future against existing or potential competitors.

The Company is exposed to risks associated with weak global economic conditions and increased volatility and disruption in the financial markets.  The Company has been adversely affected by weak global economic conditions in the recent past, and it will be adversely affected in the future if such conditions continue. Factors that impact global economic conditions include the level of household formation, the rate of unemployment, the level of consumer confidence and changes in consumer spending habits. The Company also faces risks associated with the impact of weak global economic conditions on third parties, such as advertisers, suppliers, retailers, insurers, theater operators and other parties with which it does business. If these parties file for reorganization under bankruptcy laws or otherwise experience negative effects on their businesses due to volatile or weak global economic conditions, it could reduce the number of outlets for the Company’s DVD, Blu-ray Disc and magazine products and otherwise negatively affect the Company’s businesses or operating results. Certain of the Company’s operations are conducted in foreign currencies, and the value of these currencies fluctuates relative to the U.S. dollar. As a result, the Company is exposed to exchange rate fluctuations, which in the past have had, and in the future could have, an adverse effect on its results of operations in a given period. The foregoing risks could increase significantly if one or more countries in the European Monetary Union stop recognizing the Euro and instead issue national currencies, if there is a break-up of the European Monetary Union or a departure of one or more countries from the Union. Any such developments in Europe could also adversely affect consumer confidence and potentially increase the costs of goods and services in some countries, which would adversely affect the Company’s businesses.

Increased volatility and disruptions in the financial markets also could make it more difficult and more expensive for the Company to refinance outstanding indebtedness and obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Disruptions in the financial markets can also adversely affect the Company’s lenders, insurers, customers and counterparties, including vendors, retailers and film co-financing partners. For instance, the inability of the Company’s counterparties to obtain capital on acceptable terms could impair their ability to perform under their agreements with the Company and lead to various negative effects on the Company, including business disruption, decreased revenues, increases in bad debt expenses and, in the case of film co-financing partners, greater risk with respect to the performance of the Company’s films.

A decline in advertising expenditures or changes in advertising market conditions or other factors that adversely impact advertising could cause the Company’s revenues and operating results to decline.  The Company derives substantial revenues from the sale of advertising, and a decrease in advertising expenditures overall or reduced demand for the Company’s offerings could lead to a reduction in the amount of advertising companies are willing to purchase from the Company and the price at which they purchase it. Expenditures by advertisers tend to be cyclical, reflecting general economic conditions, as well as budgeting and buying patterns. If the economic prospects of advertisers worsen or the current economic conditions persist or worsen, such conditions could alter current or prospective advertisers’ spending priorities. For example, corporate marketing cutbacks due to weak economic conditions could result in upfront advertising purchases being cancelled. Declines in consumer spending due to weak economic conditions could also indirectly negatively impact the Company’s advertising revenues by causing downward pricing pressure on advertising because advertisers may not perceive as much value from advertising if consumers are purchasing fewer of their products or services.

Other factors in addition to weak economic conditions could adversely affect advertising expenditures. Advertising sales and rates are dependent upon audience size, and advertisers’ willingness to purchase advertising from the Company may be adversely affected by a decline in audience ratings at the Networks segment or a decline in circulation, magazine readership or average monthly unique visitors at the Publishing segment. If audience levels decline significantly, the Networks segment’s networks generally will be required to provide additional advertising units to advertisers to reach agreed upon audience thresholds. This may result in the networks having less inventory available to sell to other advertisers or to use to promote their own programming. Advertising expenditures also could be negatively affected by other factors, such as shifting societal norms, pressure from public interest groups and changes in laws and regulations. In addition, natural disasters (including extreme weather), acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of factors including uninterrupted news coverage and economic uncertainty. Further, technological developments are increasing the number of media and entertainment choices available to consumers and may cause changes in consumer behavior that could negatively affect the attractiveness of the Company’s offerings to advertisers. Advertising sales and rates are also dependent on audience measurement and they could be negatively affected by changes in audience measurement methodologies. For example, with the advent of tablet editions of magazines, there could be shifts in how consumers interact with magazines and how the audience for tablet editions of magazines is measured that could negatively impact advertising revenues. The results of audience measurement techniques for network programming used by ratings firms can vary for a variety of reasons, including changes related to the statistical methods employed and new methods of viewing programming (such as on computers and digital devices), which could also have an adverse effect on the Company’s advertising revenues.

The Company faces risks relating to doing business internationally that could adversely affect its businesses and operating results.  The Company’s businesses operate and serve customers worldwide, and the Company is focused on expanding its international operations in key territories, including through acquisitions and other strategic investments. There are risks inherent in doing business internationally, including:

•	the requirements of local laws, regulations, industry practices and customs relating to the publication and distribution of content and the display and sale of advertising;
•	import or export restrictions and changes in trade regulations;

•	issues related to occupational safety and adherence to diverse local labor laws and regulations;
•	potentially adverse tax developments;
•	political or social unrest;
•	the existence in some countries of statutory shareholder minority rights and restrictions on foreign direct ownership;
•	the presence of corruption in certain countries;
•	the absence of good diplomatic relations between the U.S. and certain countries;
•	the potential for government appropriation of the Company’s assets;
•	exchange controls;
•	lack of sufficient protection for intellectual property in a particular country;
•	higher than anticipated costs of entry;
•	issues related to integrating and managing foreign operations; and
•	issues related to managing investments in companies organized or formed under the laws of foreign countries.

One or more of these factors could harm the Company’s international operations and its operating results.

Piracy of the Company’s content may decrease the revenues received from the exploitation of its content and adversely affect its businesses and profitability.  The piracy of the Company’s content, products and other intellectual property in the U.S. and internationally poses significant challenges for the Company’s businesses. Technological developments have made it easier to create, transmit and distribute high quality unauthorized copies of content in unprotected digital formats, which has in turn encouraged the creation of highly scalable businesses that facilitate, and in many instances financially benefit from, such piracy. The proliferation of unauthorized copies and piracy of the Company’s content, products and intellectual property or the products it licenses from third parties could result in a reduction of the revenues that the Company receives from the legitimate sale, licensing and distribution of its content and products. Piracy is particularly prevalent in many parts of the world that lack effective copyright and technical legal protections or enforcement measures, and illegitimate operators based in these parts of the world can attract users from anywhere in the world. The Company devotes substantial resources to protecting its content, products and intellectual property, but there can be no assurance that the Company’s efforts to enforce its rights and combat piracy will be successful.

The Company’s businesses may suffer if it cannot continue to license or enforce the intellectual property rights on which its businesses depend.  The Company relies on patent, copyright, trademark and trade secret laws and licenses and other agreements with its employees, customers, suppliers and other parties to establish and maintain its intellectual property rights in content, technology and products and services used to conduct its businesses. However, the Company’s intellectual property rights could be challenged or invalidated, it could have difficulty protecting or obtaining such rights or the rights may not be sufficient to permit it to take advantage of business opportunities, which could result in costly redesign efforts, discontinuance of certain product and service offerings or other competitive harm. The Internet Corporation for Assigned Names and Numbers plans to expand the Internet by accepting applications for unlimited generic top level domains (i.e., the names that appear to the right of the period in domain names, such as .com, .net and .org) in 2012, which could significantly change the structure of the Internet and make it significantly more expensive for the Company to protect its intellectual property on the Internet. Further, the laws of certain countries may not protect the Company’s proprietary rights or such laws may not be strictly enforced, and the Company may be unable to protect its intellectual property adequately against unauthorized copying or use in certain countries. In addition, there are legislative and regulatory efforts under review in certain international territories, which, if successful, could reduce the protection for the Company’s intellectual property and limit its ability to license its content.

The Company has been, and may be in the future, subject to claims of intellectual property infringement, which could have an adverse impact on the Company’s businesses or operating results.  Successful challenges to the Company’s intellectual property could require the Company to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question. This could require the Company to change its business practices and limit its ability to compete effectively. If the Company is required to take any of these actions, it could have an adverse impact on the Company’s businesses or operating results. Even if the Company believes that the claims of intellectual property infringement are without merit, defending against the claims can be time-consuming and costly and divert management’s attention and resources away from its businesses.

The Company’s businesses are subject to labor interruption.  The Company and certain of its suppliers retain the services of writers, directors, actors, athletes, technicians, trade employees and others involved in the development and production of motion pictures, television and digital programming and magazines who are covered by collective bargaining agreements. The collective bargaining agreements with the International Alliance of Theatrical Stage Employees, The International Brotherhood of Teamsters and other trade unions, which represent people involved in the production of theatrical films and television programs, expire on July 31, 2012. If the Company or its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take actions in the form of strikes, work slowdowns or work stoppages. Strikes, work slowdowns or work stoppages or the possibility of such actions and attempts to unionize, could cause delays in the production or the release dates of the Company’s feature films, television programming and magazines. The Company could also incur higher costs from such actions, new collective bargaining agreements or the renewal of collective bargaining agreements on less favorable terms. Many of the Company’s collective bargaining agreements are industry-wide agreements, and the Company may lack practical control over the negotiations and terms of these agreements. Union or labor disputes or player lock-outs relating to professional sports leagues for which the Networks segment has the rights to produce and telecast live games or events may preclude the Networks segment from telecasting scheduled games or events, which could have a negative impact on the Networks segment’s subscription and advertising revenues. Further, the loss of television programming due to such disputes could negatively impact the segment’s promotional and marketing opportunities. Depending on its duration, a labor dispute could have an adverse effect on the Company’s businesses or results of operations.

The Company’s businesses rely heavily on information technology networks, systems and other technology, and a disruption or failure of such networks, systems or technology as a result of computer viruses, misappropriation of data or other malfeasance, as well as outages, natural disasters, accidental releases of information or similar events, may disrupt the Company’s businesses, damage its reputation or have a negative impact on its revenues.  Because network and information systems and other technologies are critical to many of the Company’s operating activities, network or information system shutdowns or service disruptions at the Company or vendors that provide systems or services to the Company pose increasing risks. Such disruptions may be caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), failures or impairments of communications satellites or on ground uplinks or downlinks used to transmit programming, terrorist attacks and similar events. Such events could have an adverse impact on the Company and its customers, including degradation or disruption of service and damage to equipment and data. Significant incidents could result in a disruption of the Company’s operations, customer or advertiser dissatisfaction, damage to the Company’s reputation or a loss of customers or revenues. Currently, there are a limited number of communications satellites available for the transmission of programming.

The Company and its businesses also could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information technology systems and networks of the Company and its third party vendors, including personnel, customer and vendor confidential data. The Company could be exposed to significant costs if such risks were to materialize, and such events could result in violations of data privacy laws and regulations, damage the reputation and credibility of the Company and its businesses and negatively impact its revenues. The Company also could be required to expend significant amounts of money and other resources to remedy any such security breach or to repair or replace networks or information systems. The Company also could be subject to claims made by consumers in private litigation involving privacy issues related to consumer data collection and use practices, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices.

Although the Company develops and maintains systems to prevent these events from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite the Company’s efforts, the possibility of these events occurring cannot be eliminated entirely. As the Company distributes more of its content digitally, engages in more electronic transactions with consumers, outsources more of its information systems to third-party vendors and relies on more cloud-based information and technology systems, the related security risks will increase and the Company will need to expend additional resources to protect its technology and information systems, which could have an adverse effect on the Company’s results of operations.

The Company’s businesses are subject to regulation in the U.S. and internationally, which could cause the Company to incur additional costs or liabilities or disrupt its business practices.  The Company’s businesses are subject to a variety of U.S. and international laws and regulations. See Item 1, “Business — Regulatory Matters” for a description of significant federal, state, local and international laws, regulations, inquiries and regulatory proceedings affecting the growth and operation of the Company’s businesses. The Company could incur substantial costs to comply with new laws, regulations or policies or substantial penalties or other liabilities if it fails to comply with them. Compliance with new laws, regulations or policies also could cause the Company to change or limit its business practices in a manner that is adverse to its businesses. In addition, if there are changes in laws that provide protections that the Company relies on in conducting its business, it would subject the Company to greater risk of liability and could increase its costs of compliance or limit its ability to operate certain lines of business.

The Company’s shared services initiatives present various risks, including that the Company may not realize the financial and strategic goals relating to the initiatives.  The Company has launched multi-year shared services initiatives to deliver certain business support services centrally to the Company’s divisions. In connection with the initiatives, the Company may incur greater than anticipated expenses, fail to realize anticipated benefits or have difficulty executing one or more initiatives.

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

RISKS RELATING TO TIME WARNER’S NETWORKS BUSINESSES

The failure to renew affiliate agreements on favorable terms or the inability to renew affiliate agreements could cause the revenues of the Networks segment to decline in any given period, and further consolidation of multichannel video programming distributors could adversely affect the segment.  The Networks segment depends on affiliate agreements with cable system operators, satellite service distributors, telephone companies and other distributors (known as affiliates) for the distribution of its networks and premium pay television services, and there can be no assurance that these affiliate agreements will be renewed in the future on terms that are acceptable to the Networks segment. The inability to renew affiliate agreements or the renewal of affiliate agreements on less favorable terms may adversely affect the segment’s results of operations. In addition, the loss of carriage on the most widely penetrated programming tiers, including as a result of an affiliate’s creation of lower-priced video packages or tiers that do not include the segment’s networks, could reduce the distribution of the segment’s programming and adversely affect its advertising and subscription revenues. Further, the reduction of any marketing by affiliates of the Networks segment’s premium pay television services could negatively affect the segment’s subscription revenues. In addition, consolidation among affiliates has provided them greater negotiating power, and increased vertical integration of such affiliates could adversely affect the segment’s ability to maintain or obtain distribution and/or marketing for its networks and premium pay television services on commercially reasonable terms, or at all.

The inability of the Networks segment to license rights to popular programming on acceptable terms could adversely affect the segment’s operating results.  Turner obtains a significant portion of its programming, such as motion pictures, television series and sports events, from movie studios, television production companies and sports organizations. In addition, Home Box Office has agreements with certain movie studios that provide it with the exclusive rights to exhibit the studios’ original theatrical films during specified time periods, or windows. Competition for popular programming is intense, and the growing number of content aggregators offering online subscription video services has increased competition for programming. The businesses in the segment may have to increase the price they are willing to pay or be outbid by their competitors for the rights to programming or in connection with the renewal of programming they currently license, and the cost to license such programming may increase due to such competition. The cost may also increase as companies seek window exclusivity rights for acquired programming or the right to exhibit programming on new distribution platforms.

Increases in the costs to produce programming may adversely affect the gross margins at the Networks segment.  The Networks segment produces programming and it incurs costs for creative talent, including actors, writers and producers, as well as costs relating to development and marketing. The segment also incurs significant additional costs, such as production and newsgathering costs. The Networks segment plans to continue to produce original programming for its advertising-supported networks to drive consumer demand and growth in subscription and advertising revenue. The segment’s failure to generate sufficient revenues to offset increases in the costs of creative talent or in development, marketing, production or newsgathering costs may lead to decreased profits at the segment.

The loss of subscribers could adversely affect the results of operations and future revenue growth at the Networks segment.  If the current weak economic conditions such as stagnant household formation and high unemployment rates persist or deteriorate further, or retail video service rates charged by affiliates continue to increase, subscribers may cancel their video service subscriptions, reduce the number of services they subscribe to or elect to subscribe to a lower-priced tier that may not include all of the segment’s networks and premium pay television services. In addition, technological developments and changes in consumer behavior, particularly among younger consumers, could result in such consumers choosing not to subscribe to multichannel video services. The Networks segment also faces increasing competition from services that distribute movies, television shows and other video programming directly to consumers, including by means of online services that offer video streaming or other means of distribution. If consumers elect to utilize these services as an alternative to video services provided by affiliates, the segment’s networks and premium pay television services may experience declines in subscribers. In addition, if affiliates reduce their promotional efforts associated with the segment’s premium pay television services, choose to promote their own movie and television programming or on-demand offerings in lieu of the segment’s premium pay television services or change the programming packages that contain the segment’s networks and premium pay televisions services, the number of subscribers to such services could decline. A decrease in the number of an affiliate’s subscribers or the number of subscribers to the segment’s networks and premium pay television services could result in a decrease in subscription revenues, as well as a decrease in advertising revenues for the segment’s advertising-supported networks.

RISKS RELATING TO TIME WARNER’S FILMED ENTERTAINMENT BUSINESSES

Sales of DVDs have been declining, which may adversely affect Warner Bros.’ growth prospects and results of operations.  Several factors are contributing to an industry-wide decline in DVD sales both domestically and internationally, which has had an adverse effect on Warner Bros.’ results of operations. These factors include challenging economic conditions, the maturation of the standard definition DVD format, piracy, intense competition for consumer discretionary spending and leisure and entertainment time and declining price points. Subscription rental (including subscription streaming services) and discount rental kiosks, which generate significantly less revenue for Warner Bros. than DVD sales, have been capturing an increasing share of consumer transactions and consumer discretionary spending, which has adversely affected DVD prices and sales and could adversely affect Warner Bros.’ ability to increase revenues from the electronic delivery of its films and television programming. In addition, Warner Bros.’ efforts to offset the decline in DVD sales (e.g., Blu-ray Disc sales, sales of digital copies of films and establishing longer rental windows) and its efforts to make digital ownership of films more compelling to consumers may not be successful or it may be several years before consumers accept these offerings.

A decrease in demand for television programming could adversely affect Warner Bros.’ revenues.  Warner Bros. is a leading supplier of television programming. If there is a decrease in the demand for Warner Bros.’ television product, it could lead to the launch of fewer new television series and a reduction in the number of original programs ordered by the networks, the per-episode license fees generated by Warner Bros. in the near term and the syndication revenues generated by Warner Bros. in the future. Vertically integrated networks could increase the amount of programming they purchase from production companies with which they are affiliated, driven in part by their desire to have more control over digital rights. In addition, the failure of ratings for the programming to meet expectations and the shift of viewers and advertisers away from network television to other entertainment and information outlets could adversely affect the amount of original programming ordered by networks and the amount they are willing to pay for such programming or could result in a network’s cancellation of a program. Local television stations may face loss of viewership and an accompanying loss of advertising revenues as viewers move to other entertainment outlets, which may negatively affect the segment’s ability to obtain the per-episode license fees in syndication that it has received in the past. The increasing popularity of local television and theatrical content on television networks in international regions also could result in decreased demand, fewer available broadcast slots, and lower licensing and syndication revenues for U.S. television content in international regions. In addition, the consolidation of pay television content providers in international regions has provided them with greater negotiating power, which may result in lower licensing fees.

Domestic feature film attendance declined in 2011, and, if attendance declines significantly over time and results in reduced box office receipts, Warner Bros.’ growth prospects and results of operations may be adversely affected.  Several factors may have contributed to the decline in feature film attendance in 2011, including industry-wide film selection, alternative entertainment options and general economic conditions.

If the costs of producing and marketing feature films continue to increase, it may be more difficult for a film to generate a profit.  The production and marketing of feature films is very expensive and has been increasing in recent years. The trend toward producing more event films including franchise films (which often entail higher talent costs for films later in the series) could result in even higher production costs. If production and marketing costs continue to increase, it may make it more difficult for the segment’s films to generate a profit. Also, if film production incentives, such as subsidies and rebates, currently offered in certain U.S. states and international territories (particularly the United Kingdom) are reduced or discontinued, Warner Bros.’ capital requirements for production would increase.

RISKS RELATING TO TIME WARNER’S PUBLISHING BUSINESS

The Publishing segment’s results of operations could be adversely affected as a result of additional increases in postal rates, and its business and results of operations could be negatively affected by other changes in postal service.  Postage is a significant operating expense for the Publishing segment. Postal rates, which have increased in recent years, are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed on the Postal Service. The Postal Service’s financial condition continues to deteriorate, and in December 2011, the Postal Service announced plans to close approximately half of its mail processing centers beginning in 2012, which will result in slower delivery of first class mail and periodical mail. Legislation has been introduced in the U.S. House of Representatives and the U.S. Senate to implement various structural reforms of the Postal Service to restore its financial solvency, which could result in additional increases to the rates for periodicals class mail, local post office closures and decreases in or the elimination of Saturday mail delivery. If there are significant increases in postal rates and the Publishing segment is not able to offset the increases, they could have a negative impact on the segment’s results of operations. If significant post office and mail processing center closures and mail delivery changes occur, they could adversely affect the segment’s business and results of operations.

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

A significant increase in the price of paper or significant disruptions in the Publishing segment’s supply of paper would have an adverse effect on the segment’s business and results of operations.  Paper represents a significant component of the Publishing segment’s total costs to produce magazines. Paper is a commodity, and its price has historically been volatile and may increase as a result of various factors, including:

•	a reduction in the number of suppliers as a result of restructurings, bankruptcies and consolidations;
•	declining paper supply as a result of paper mill closures; and
•	other factors that generally adversely impact supplier profitability, including increases in operating expenses caused by rising raw material and energy costs.

If paper prices increase significantly or the segment experiences significant paper supply channel disruptions, the segment’s business and results of operations would be adversely affected.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Time Warner’s headquarters are located in New York City at One Time Warner Center. The Company also owns or leases offices, studios, production and warehouse spaces, satellite transmission facilities and data centers in numerous locations in the United States and around the world for its businesses. The Company considers its properties adequate for its present needs. The following table sets forth information as of December 31, 2011 with respect to the Company’s principal properties:

Location	Principal Use	Approximate Square Feet Floor Space		Type of Ownership; Expiration Date of Lease
New York, NY One Time Warner Center	Executive and administrative offices, studio and technical space (Corporate HQ and Turner)	1,007,500		Owned by the Company. Approx. 130,000 sq. ft. is leased to an unaffiliated third-party tenant.
New York, NY 75 Rockefeller Plaza Rockefeller Center	Sublet to unaffiliated third-party tenants by Corporate	582,400		Leased by the Company. Lease expires in 2014. Entire building is sublet by the Company to unaffiliated third-party tenants.
Hong Kong 979 King’s Rd. Oxford House	Executive and administrative offices (Corporate, Turner, Warner Bros. and Time Inc.)	133,000	(a)	Leased by the Company. Lease expires in 2012.
Atlanta, GA One CNN Center	Executive and administrative offices, studios, technical space and retail (Turner)	1,280,000		Owned by the Company. Approx. 71,000 sq. ft. is leased to unaffiliated third-party tenants.
Atlanta, GA 1050 Techwood Dr.	Business offices and studios (Turner)	1,170,000		Owned by the Company.
Santiago, Chile Pedro Montt 2354	Business offices and studios (Turner)	592,000		Owned by the Company.
Buenos Aires, Argentina 599 & 533 Defensa St.	Executive and administrative offices, studios and technical space (Turner)	129,000		Owned by the Company.
Santiago, Chile Ines Matte Urrejola #0890 Provencia — Central	Business offices and studios (Turner)	108,000		Owned by the Company.
Washington, DC 820 First St.	Executive and administrative offices, studios and technical space (Turner)	102,000		Leased by the Company. Lease expires in 2020.
London, England 16 Great Marlborough St. Turner House	Executive and administrative offices (Turner)	100,000		Leased by the Company. Lease expires in 2014.
Los Angeles, CA 6430 Sunset Blvd.	Executive and administrative offices, studios and technical space (Turner)	37,000		Leased by the Company. Lease expires in 2022.
New York, NY 1100 and 1114 Ave. of the Americas	Executive and business offices (HBO)	673,000		Leased by the Company under two leases expiring in 2018.
Santa Monica, CA 2500 Broadway	Executive and business offices (HBO)	128,000		Leased by the Company. Lease expires in 2019.

Location	Principal Use	Approximate Square Feet Floor Space		Type of Ownership; Expiration Date of Lease
Hauppauge, NY 300 New Highway	Communications center and production facility (HBO)	115,000		Owned by the Company.
New York, NY 120A East 23rd Street	Business and administrative offices, production studios and technical space (HBO)	82,000		Leased by the Company. Lease expires in 2018.
Burbank, CA The Warner Bros. Studio	Executive and administrative offices, sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, back lot and parking lot/structures and other Burbank properties (Warner Bros.)	4,677,000	(b)	Owned by the Company.
Leavesden, UK Leavesden Studios	Sound stages, administrative, technical and dressing room structures, machinery and equipment facilities, back lot and parking lots (Warner Bros.)	489,000		Owned by the Company.
Burbank, CA 3400 Riverside Dr.	Executive and administrative offices (Warner Bros.)	421,000		Leased by the Company. Lease expires in 2019.
Burbank, CA 3300 W. Olive Ave.	Executive and administrative offices (Warner Bros.)	231,000		Leased by the Company. Lease expires in 2021.
London, England 98 Theobald Rd.	Executive and administrative offices (Warner Bros.)	133,000		Leased by the Company. Lease expires in 2014.
New York, NY Time & Life Building Rockefeller Center	Executive, business and editorial offices (Time Inc.)	2,200,000		Leased by the Company. Lease expires in 2017. Approx. 432,000 sq. ft. is sublet to unaffiliated third-party tenants.
London, England Blue Fin Building 110 Southwark St.	Executive and administrative offices (Time Inc.)	499,000		Owned by the Company. Approx. 137,000 sq. ft. is leased to unaffiliated third-party tenants.
Birmingham, AL 2100 Lakeshore Dr.	Executive and administrative offices (Time Inc.)	398,000		Owned by the Company.
New York, NY 135 West 50th Street	Business and editorial offices (Time Inc.)	240,000		Leased by the Company. Lease expires in 2017. Approx. 5,200 sq. ft. is sublet to unaffiliated third-party tenants.
Parsippany, NJ 260 Cherry Hill Road	Business offices (Corporate and Time Inc.)	132,000		Owned by the Company.
Tampa, FL One North Dale Mabry Highway	Business offices (Time Inc.)	69,900		Leased by the Company. Lease expires in 2020.

(a)

In August 2011, the Company renewed the lease, effective April 1, 2012. Under the terms of the renewed lease, the Company will lease approximately 122,000 square feet of space, and the lease will expire in 2018.

(b)	Represents 4,677,000 sq. ft. of improved space on 158 acres. Ten acres consist of various parcels adjoining The Warner Bros. Studio with mixed commercial and office uses.

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

On May 14, 2010, DC Comics filed a related lawsuit in the U.S. District Court for the Central District of California against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls. The lawsuit asserts a claim for declaratory relief concerning the validity and scope of the copyright termination notice served by the Shuster heirs, which, together with the termination notices served by the Siegel heirs described above, purports to preclude DC Comics from creating new Superman and/or Superboy works for distribution and sale in the United States after October 26, 2013. The lawsuit also seeks declaratory relief with respect to, inter alia, the validity of various agreements between Mr. Toberoff, his companies and the Shuster and Siegel heirs, and asserts claims for intentional interference by Mr. Toberoff with DC Comics’ contracts and prospective economic advantage with the Shuster and Siegel heirs, for which DC Comics seeks monetary damages. On September 3, 2010, DC Comics filed an amended complaint and on September 20, 2010, defendants filed motions to strike certain causes of action and dismiss the amended complaint under California and federal laws. Defendants’ motion to strike certain causes of action was denied on October 25, 2011, and defendants withdrew their motion to dismiss on November 3, 2011.

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

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and several other programming content providers (collectively, the “programmer defendants”) as well as cable and satellite providers (collectively, the “distributor defendants”), alleging violations of the federal antitrust laws. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. In an order dated October 15, 2009, the court dismissed the third amended complaint with prejudice. On October 30, 2009, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit. On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the lawsuit, and, on July 7, 2011, plaintiffs filed a petition for a rehearing en banc. On September 21, 2011, one of the judges on the original panel passed away, and on October 31, 2011, the U.S. Court of Appeals for the Ninth Circuit withdrew its June 3, 2011 decision, directed the clerk to reconstitute the panel by drawing a third judge and denied the petition for rehearing as moot.

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

The Company intends to vigorously defend against or prosecute, as applicable, the matters described above.

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

For matters disclosed above for which a loss is probable or reasonably possible, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0 and $80 million at December 31, 2011. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Item 4.  Mine Safety Disclosure.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3) to Form 10-K, the information regarding the Company’s executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 15, 2012.

Name	Age	Office
Jeffrey L. Bewkes	59	Chairman and Chief Executive Officer
John K. Martin, Jr.	44	Chief Financial and Administrative Officer
Paul T. Cappuccio	50	Executive Vice President and General Counsel
Gary Ginsberg	49	Executive Vice President, Corporate Marketing and Communications
Carol A. Melton	57	Executive Vice President, Global Public Policy
Olaf Olafsson	49	Executive Vice President, International and Corporate Strategy

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

Mr. Martin

Chief Financial and Administrative Officer since May 2011; prior to that, Mr. Martin served as Executive Vice President, Chief Financial and Administrative Officer from January 2011 to May 2011; prior to that, Mr. Martin served as Executive Vice President and Chief Financial Officer from January 2008 to January 2011. Mr. Martin served as Executive Vice President and Chief Financial Officer of TWC from August 2005 to January 2008. Mr. Martin joined TWC from Time Warner where he had served as Senior Vice President of Investor Relations from May 2004 and Vice President of Investor Relations from March 2002 to May 2004. Prior to that, Mr. Martin was Director in the Equity Research group of ABN AMRO Securities LLC from 2000 to 2002, and Vice President of Investor Relations at Time Warner from 1999 to 2000. Mr. Martin first joined the Company in 1993 as a Manager of SEC financial reporting.

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

Mr. Olafsson

Executive Vice President, International and Corporate Strategy since March 2003. During 2002, Mr. Olafsson pursued personal interests, including working on a novel that was published in the fall of 2003. Prior to that, he was Vice Chairman of Time Warner Digital Media from November 1999 through December 2001 and, prior to that, Mr. Olafsson served as President of Advanta Corp. from March of 1998 until November 1999.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is a corporation organized under the laws of Delaware, and was formed on February 4, 2000 in connection with the Company’s January 2001 merger with America Online, Inc. The principal market for the Company’s Common Stock is the NYSE. For quarterly price information with respect to the Company’s Common Stock for the two years ended December 31, 2011, see “Quarterly Financial Information” at page 137 herein, which information is incorporated herein by reference. The number of holders of record of the Company’s Common Stock as of February 17, 2012 was approximately 25,700.

The Company paid a cash dividend of $0.2125 per share in each quarter of 2010 and a cash dividend of $0.235 per share in each quarter of 2011.

On February 7, 2012, the Company’s Board of Directors approved an increase in the quarterly cash dividend to $0.26 per share and declared the next regular quarterly cash dividend to be paid on March 15, 2012 to stockholders of record on February 29, 2012. The Company currently expects to continue to pay comparable cash dividends in the future; however, changes in the Company’s dividend program will depend on the Company’s earnings, investment opportunities, capital requirements, financial condition, economic conditions and other factors considered relevant by the Company’s Board of Directors.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2011 - October 31, 2011	18,658,981	$32.85	18,658,981	$1,228,540,392
November 1, 2011 - November 30, 2011	14,480,189	$33.88	14,480,189	$737,970,306
December 1, 2011 - December 31, 2011	10,209,266	$34.66	10,209,266	$384,154,911

Total	43,348,436	$33.62	43,348,436	$384,154,911

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the share repurchases.
(2)

On February 2, 2011, the Company announced that its Board of Directors had authorized an increase to $5.0 billion in share repurchases beginning January 1, 2011, from the approximately $1.0 billion remaining at December 31, 2010 under the prior $3.0 billion authorization. On February 8, 2012, the Company announced that its Board of Directors had authorized a new $4.0 billion for share repurchases. Purchases under the stock repurchase programs may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. In the past, the Company has repurchased shares of Common Stock pursuant to trading programs under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, and it may repurchase shares of Common Stock under such trading programs in the future.

(3)	This amount does not reflect the fees, commissions and other costs associated with the share repurchases or the authorization of a new $4.0 billion for share repurchases announced in February 2012.

Item 6. Selected Financial Data.

The selected financial information of the Company for the five years ended December 31, 2011 is set forth at page 136 herein and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 43 through 76 herein is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 72 through 74 herein is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of the Company and the report of independent registered public accounting firm thereon set forth at pages 77 through 132, 138 through 146 and 134 herein, respectively, are incorporated herein by reference.

Quarterly Financial Information set forth at page 137 herein is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm thereon set forth at pages 133 and 135 herein are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14. Directors,

Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accounting Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2012 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report; and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

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

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2011 about the Company’s outstanding equity compensation awards and shares of Common Stock reserved for future issuance under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(3)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(4)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	101,413,831	$32.77	56,111,419
Equity compensation plans not approved by security holders(2)	17,686,311	$44.36	0
Total(3)	119,100,142	$34.80	56,111,419

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
(3)

Column (a) includes 16,617,487 shares of Common Stock underlying outstanding restricted stock units (“RSUs”) and 1,368,818 shares of Common Stock underlying outstanding performance stock units (“PSUs”), assuming a maximum payout of 200% of the target number of PSUs at the end of the applicable performance period. Because there is no exercise price associated with RSUs or PSUs, these stock awards are not included in the weighted-average exercise price calculation presented in column (b).

(4)

Of the shares available for future issuance under the Time Warner Inc. 2010 Stock Incentive Plan, a maximum of 22,550,315 shares may be issued in connection with awards of restricted stock, RSUs or PSUs as of December 31, 2011.

The 1994 Plan was assumed by the Company in connection with the AOL-Historic TW Merger. The 1994 Plan expired on November 18, 2003. Prior to the expiration of the 1994 Plan, nonqualified stock options and related stock appreciation rights could be granted under the plan to employees (other than executive officers) of and consultants and advisors to the Company and certain of its subsidiaries. Only stock options are currently outstanding under the 1994 Plan. Under the 1994 Plan, the exercise price of a stock option may not be less than the fair market value of the Common Stock on the date of grant. The definition of “fair market value” was amended effective October 1, 2008 to mean the closing sale price of shares of Common Stock as reported on the NYSE Composite Tape (rather than the average of the high and low sales prices of the Common Stock on the NYSE). The change did not affect the exercise price of outstanding stock options under the 1994 Plan, but the new definition is used to calculate the gain realized upon the exercise of stock options issued under the plan. The outstanding stock options under the 1994 Plan generally became exercisable in installments of one-quarter on each of the first four anniversaries of the date of grant, subject to earlier vesting upon termination of employment due to death, disability or retirement, and expire 10 years from the grant date. Holders of stock options awarded under the 1994 Plan do not receive dividends or dividend equivalents on the stock options.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 42 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this report.

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

TIME WARNER INC.

By:	/s/ John K. Martin, Jr.
	Name:	John K. Martin, Jr.
	Title:	Chief Financial and Administrative Officer

Date: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Bewkes Jeffrey L. Bewkes	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 24, 2012

/s/ John K. Martin, Jr. John K. Martin, Jr.	Chief Financial and Administrative Officer (principal financial officer)	February 24, 2012

/s/ Pascal Desroches Pascal Desroches	Senior Vice President and Controller (principal accounting officer)	February 24, 2012

/s/ James L. Barksdale James L. Barksdale	Director	February 24, 2012

/s/ William P. Barr William P. Barr	Director	February 24, 2012

/s/ Stephen F. Bollenbach Stephen F. Bollenbach	Director	February 24, 2012

/s/ Frank J. Caufield Frank J. Caufield	Director	February 24, 2012

/s/ Robert C. Clark Robert C. Clark	Director	February 24, 2012

/s/ Mathias Döpfner Mathias Döpfner	Director	February 24, 2012

/s/ Jessica P. Einhorn Jessica P. Einhorn	Director	February 24, 2012

/s/ Fred Hassan Fred Hassan	Director	February 24, 2012

Signature	Title	Date

/s/ Michael A. Miles Michael A. Miles	Director	February 24, 2012

/s/ Kenneth J. Novack Kenneth J. Novack	Director	February 24, 2012

/s/ Paul D. Wachter Paul D. Wachter	Director	February 24, 2012

/s/ Deborah C. Wright Deborah C. Wright	Director	February 24, 2012

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

•

Results of operations.    This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2011. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is provided.

•

Financial condition and liquidity.    This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2011, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2011. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

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

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, CNN, HBO, Cinemax, Warner Bros., New Line Cinema, People, Sports Illustrated and Time. During the year ended December 31, 2011, the Company generated Revenues of $28.974 billion (up 8% from $26.888 billion in 2010), Operating Income of $5.805 billion (up 7% from $5.428 billion in 2010), Net Income attributable to Time Warner shareholders of $2.886 billion (up 12% from $2.578 billion in 2010) and Cash Provided by Operations from Continuing Operations of $3.448 billion (up 4% from $3.314 billion in 2010).

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Networks, Filmed Entertainment and Publishing. For additional information regarding Time Warner’s segments, refer to Note 15, “Segment Information,” in the accompanying consolidated financial statements.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Networks.    Time Warner’s Networks segment consists of Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“Home Box Office”). During the year ended December 31, 2011, the Networks segment generated Revenues of $13.654 billion (47% of the Company’s total Revenues) and $4.416 billion in Operating Income.

Turner operates domestic and international networks, including such recognized brands as TNT, TBS, truTV, CNN and Cartoon Network, which are among the leaders in advertising-supported television networks. The Turner networks generate revenues principally from providing programming to affiliates that have contracted to receive and distribute this programming and from the sale of advertising. Turner also operates various websites, including CartoonNetwork.com, CNN.com, NASCAR.com and NCAA.com that generate revenues principally from the sale of advertising. In 2011, Turner continued to expand its online and mobile offerings for on demand viewing of programs on its networks and live streaming of its CNN and HLN networks to authenticated subscribers.

Turner has a multi-year arrangement with the National Basketball Association (the “NBA”) to televise NBA games on Turner’s TNT network. On June 30, 2011, the collective bargaining agreement between the NBA and the National Basketball Players Association (the “Players Association”) expired, and on July 1, 2011 the NBA announced a lockout of the players the (“NBA Lockout”), which resulted in the cancellation of the start of the NBA 2011-2012 season games. On December 8, 2011, the NBA announced that the NBA Board of Governors and the Players Association had ratified a new collective bargaining agreement, which ended the NBA Lockout, and a shortened 2011-2012 66-game regular season began on December 25, 2011. For the year ended December 31, 2011, the NBA Lockout did not have a material impact on the Networks segment’s operating results.

Home Box Office operates the HBO and Cinemax multi-channel premium pay television services, with the HBO service ranking as the most widely distributed domestic multi-channel premium pay television service. Home Box Office generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to their customers who choose to subscribe to the HBO or Cinemax services. An additional source of revenues for Home Box Office is the sale and licensing of its original programming, including True Blood, The Pacific, Sex and the City and Entourage. In 2010, Home Box Office launched authenticated online video offerings of HBO and Cinemax by rolling out HBO GO and MAX GO for broadband connected computers. In the second and third quarters of 2011, Home Box Office made available HBO GO and MAX GO, respectively, on mobile devices, including the iPad, iPhone, iPod touch and Android smart phones.

The Company’s Networks segment has been pursuing international expansion in select areas for the past several years. During the first quarter of 2011, Home Box Office purchased an additional 8% equity interest in HBO Latin America Group, consisting of HBO Brazil, HBO Olé and HBO Latin America Production Services (collectively, “HBO LAG”), for $65 million, resulting in Home Box Office owning 88% of the equity interests in HBO LAG. The investment in HBO LAG is accounted for under the equity method of accounting because control of the entity is shared with the remaining minority partner. The Company anticipates that international expansion will continue to be an area of focus at the Networks segment for the foreseeable future.

Filmed Entertainment.    Time Warner’s Filmed Entertainment segment consists of businesses managed by the Warner Bros. Entertainment Group (“Warner Bros.”) that principally produce and distribute theatrical motion pictures as well as television shows and videogames. During the year ended December 31, 2011, the Filmed Entertainment segment generated Revenues of $12.638 billion (41% of the Company’s total Revenues) and $1.263 billion in Operating Income.

The Filmed Entertainment segment’s theatrical product revenues are generated principally through rentals from theatrical exhibition of films, including the following films released in 2011: Harry Potter and the Deathly Hallows: Part 2, The Hangover Part II, Horrible Bosses and Sherlock Holmes: A Game of Shadows, and subsequently through licensing fees received for the distribution of films on television networks and pay television

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

programming services. Television product revenues are generated principally from the licensing of the Filmed Entertainment segment’s programs to television networks and pay television programming services. The segment also generates revenues for both its theatrical and television product through home video distribution on DVD and Blu-ray Discs and in various digital formats (e.g., electronic sell through and video-on-demand). In addition, the segment generates revenues through the development and distribution of videogames.

Warner Bros. continues to be an industry leader in the television content business. For the 2011-2012 broadcast season, Warner Bros. produced more than 30 scripted primetime series, with at least three series for each of the five broadcast networks (including The Big Bang Theory, 2 Broke Girls, Fringe, Harry’s Law, The Mentalist, The Middle, Mike & Molly, Person of Interest, Suburgatory, Two and a Half Men and Vampire Diaries) and original series for several cable television networks (including The Closer, Pretty Little Liars, Rizzoli & Isles and Southland). Internationally, Warner Bros. has formed a group of local television production companies in key territories with a focus on developing non-scripted programs and formats that can be sold internationally and adapted for sale in the U.S. Warner Bros. has also begun to create locally produced versions of programs owned by the studio and to develop original local television programming.

The distribution of DVDs has been one of the largest drivers of the segment’s revenues and profits over the last several years. However, in recent years, home video revenues have declined as a result of several factors, including consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than DVD sales, the general economic downturn in the U.S. and many regions around the world, increasing competition for consumer discretionary time and spending, piracy, and the maturation of the standard definition DVD format. Reduced consumer spending on DVDs is being partially offset by growing sales of high definition Blu-ray Discs and increased sales through electronic delivery (particularly video-on-demand) which have higher incremental gross margins than standard definition DVDs. The decline in consumer spending on DVDs is also being partially offset by the licensing of theatrical and television content to subscription video-on-demand providers.

Publishing.    Time Warner’s Publishing segment consists principally of Time Inc.’s magazine publishing and related websites, book publishing businesses, marketing services businesses and other marketing businesses. During the year ended December 31, 2011, the Publishing segment generated Revenues of $3.677 billion (12% of the Company’s total Revenues) and $563 million in Operating Income.

As of December 31, 2011, Time Inc. published 21 magazines in the U.S., including People, Sports Illustrated and Time, and over 70 magazines outside the U.S. All 21 of Time Inc.’s U.S. magazines were available as tablet editions as of December 31, 2011. The Publishing segment generates revenues primarily from the sale of advertising, magazine subscriptions and newsstand sales.

In January 2012, the Publishing segment negotiated a binding sale and sold the school fundraising business, QSP, which offers fundraising programs that help schools and youth groups raise money through the sale of subscriptions to Time Inc.’s and other publishers’ magazines, among other products. In connection with this sale, the Publishing segment expects to incur a pretax loss of approximately $40 million to $50 million in the first quarter of 2012.

Recent Developments

2011 Debt Offerings

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Revolving Bank Credit Facilities

On September 27, 2011, Time Warner amended its $5.0 billion senior unsecured credit facilities, which had consisted of a $2.5 billion three-year revolving credit facility and a $2.5 billion five-year revolving credit facility. The amendment changed the $2.5 billion three-year revolving credit facility to a $2.5 billion four-year revolving credit facility with a maturity date of September 27, 2015 (the “Four Year Revolving Credit Facility”) and extended the maturity date of the $2.5 billion five-year revolving credit facility from January 19, 2016 to September 27, 2016 (the “Five Year Revolving Credit Facility” and, together with the Four Year Revolving Credit Facility, the “Revolving Credit Facilities”). The amendment also reduced interest rates and facility fees and eliminated the reference to the percentage of commitments used under the Revolving Credit Facilities for the purpose of calculating the interest rate on borrowings under the Revolving Credit Facilities. See “Financial Condition and Liquidity — Outstanding Debt and Other Financing Arrangements” for more information.

Common Stock Repurchase Program

On January 31, 2012, the Company’s Board of Directors authorized a new $4.0 billion stock repurchase program. See “Financial Condition and Liquidity — Current Financial Condition” for more information.

RESULTS OF OPERATIONS

Recent Accounting Guidance

See Note 1 to the accompanying consolidated financial statements for a discussion of recent accounting guidance adopted.

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results has been affected by transactions and certain other items in each period as follows (millions):

	Year Ended December 31,
	2011	2010	2009
Asset impairments	$(44)	$(20)	$(85)
Gain (loss) on operating assets	7	70	(33)
Other	(22)	(22)	(30)

Impact on Operating Income	(59)	28	(148)
Investment gains (losses), net	(168)	32	(21)
Amounts related to the separation of Time Warner Cable Inc.	(5)	(6)	14
Costs related to the separation of AOL Inc.	—	—	(15)
Premiums paid and transaction costs incurred in connection with debt redemptions	—	(364)	—

Pretax impact(a)	(232)	(310)	(170)
Income tax impact of above items	43	131	37
Tax items related to Time Warner Cable Inc.	—	—	24

After-tax impact	(189)	(179)	(109)
Noncontrolling interest impact	—	—	5

Impact of items on income from continuing operations attributable to Time Warner Inc. shareholders	$(189)	$(179)	$(104)

(a)	For the years ended December 31, 2010 and 2009, pretax impact amount does not include $23 million and $2 million, respectively, of external costs related to mergers, acquisitions or dispositions.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $113 million, $97 million and $212 million for the years ended December 31, 2011, 2010 and 2009, respectively. During the year ended December 31, 2010, the Company also recognized a $58 million reserve reversal in connection with the resolution of litigation related to the sale of the Atlanta Hawks and Thrashers sports franchises and certain operating rights to the Philips Arena (the “Winter Sports Teams”). For further discussion of Restructuring and severance costs, refer to “Consolidated Results” and “Business Segment Results.”

Asset Impairments

During the year ended December 31, 2011, the Company recorded noncash impairments of $6 million at the Networks segment primarily related to a tradename impairment, $21 million at the Filmed Entertainment segment of which $12 million related to capitalized software costs and $17 million at the Publishing segment of which $11 million related to a tradename impairment.

During the year ended December 31, 2010, the Company recorded noncash impairments of $9 million at the Filmed Entertainment segment related to the termination of a videogames licensing relationship and $11 million at the Publishing segment related to certain intangible assets.

During the year ended December 31, 2009, the Company recorded noncash impairments of $52 million at the Networks segment related to Turner’s interest in a general entertainment network in India and $33 million at the Publishing segment related to certain fixed assets in connection with the Publishing segment’s restructuring activities.

Gain (Loss) on Operating Assets

For the year ended December 31, 2011, the Company recognized net gains on operating assets of $7 million, including noncash income of $9 million at the Filmed Entertainment segment related to a fair value adjustment on certain contingent consideration arrangements relating to acquisitions.

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

Other

Other reflects legal and other professional fees related to the defense of securities litigation matters for former employees totaling $8 million, $22 million and $30 million for the years ended December 31, 2011, 2010 and 2009, respectively. Other also reflects external costs related to mergers, acquisitions or dispositions of $14 million for the year ended December 31, 2011.

Investment Gains (Losses), Net

For the year ended December 31, 2011, the Company recognized net investment losses of $168 million, including a $163 million noncash impairment related to the Company’s investment in Central European Media Enterprises Ltd. (“CME”).

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

Amounts Related to the Separation of Time Warner Cable Inc.

For the year ended December 31, 2011, the Company recognized $4 million of other income related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by Time Warner Cable Inc. (“TWC”) employees and $9 million of other loss related to changes in the value of a TWC tax indemnification receivable.

For the year ended December 31, 2010, the Company recognized $6 million of other loss related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by TWC employees.

For the year ended December 31, 2009, the Company recognized $20 million of other income related to the increase in the estimated fair value of Time Warner equity awards held by TWC employees. In addition, the Company incurred pretax direct transaction costs, primarily legal and professional fees, related to the separation of TWC of $6 million for the year ended December 31, 2009.

Costs Related to the Separation of AOL Inc.

For the year ended December 31, 2009, the Company incurred $15 million of costs related to the separation of AOL Inc. (“AOL”), which have been recorded in Other loss, net in the accompanying Consolidated Statement of Operations. These costs were related to the solicitation of consents from debt holders to amend the indentures governing certain of the Company’s debt securities.

Premiums Paid and Transaction Costs Incurred in Connection with Debt Redemptions

For the year ended December 31, 2010, the Company recognized $364 million of premiums paid and transaction costs incurred in connection with debt redemptions, which were recorded in Other loss, net in the accompanying Consolidated Statement of Operations. During the year ended December 31, 2010, the Company repurchased and redeemed all $1.0 billion aggregate principal amount of the 6.75% Notes due 2011 of Time Warner, all $1.0 billion aggregate principal amount of the 5.50% Notes due 2011 of Time Warner, $1.362 billion aggregate principal amount of outstanding 6.875% Notes due 2012 of Time Warner and $568 million aggregate principal amount of outstanding 9.125% Debentures due 2013 of Historic TW Inc. (“Historic TW”) (as successor by merger to Time Warner Companies, Inc.).

Income Tax Impact and Tax Items Related to TWC

The income tax impact reflects the estimated tax provision or tax benefit associated with each item affecting comparability. Such estimated tax provisions or tax benefits vary based on certain factors, including the taxability or deductibility of the items and foreign tax on certain transactions. For the year ended December 31, 2009, the Company also recognized approximately $24 million of tax benefits attributable to the impact of certain state tax law changes on TWC net deferred liabilities.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Noncontrolling Interest Impact

For the year ended December 31, 2009, the noncontrolling interest impact of $5 million reflects the minority owners’ share of the tax provision related to changes in certain state tax laws on TWC net deferred liabilities.

2011 vs. 2010

Consolidated Results

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying Consolidated Statement of Operations.

Revenues.    The components of revenues are as follows (millions):

	Year Ended December 31,
	2011	2010	% Change
Subscription	$9,523	$9,028	5%
Advertising	6,116	5,682	8%
Content	12,635	11,565	9%
Other	700	613	14%

Total revenues	$28,974	$26,888	8%

The increase in Subscription and Advertising revenues was primarily related to an increase at the Networks segment. The increase in Content revenues was due primarily to increases at the Filmed Entertainment and Networks segments. Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.    For the year ended December 31, 2011, Costs of revenues increased to $16.311 billion from $15.023 billion for the year ended December 31, 2010 driven primarily by increases at the Networks and Filmed Entertainment segments. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses.    For the year ended December 31, 2011, Selling, general and administrative expenses increased 5% to $6.439 billion from $6.126 billion for the year ended December 31, 2010. The increase primarily related to increases at the Networks and Filmed Entertainment segments. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $653 million and $674 million for the years ended December 31, 2011 and 2010, respectively.

Amortization Expense.    Amortization expense increased to $269 million in 2011 from $264 million in 2010.

Restructuring and Severance Costs.    For the year ended December 31, 2011, the Company incurred Restructuring and severance costs of $113 million, primarily related to employee terminations and other exit activities, consisting of $52 million at the Networks segment, $41 million at the Filmed Entertainment segment, $18 million at the Publishing segment and $2 million at the Corporate segment. The total number of employees terminated across the segments in 2011 was approximately 1,200.

For the year ended December 31, 2010, the Company incurred Restructuring and severance costs of $97 million, primarily related to employee terminations and other exit activities, consisting of $6 million at the Networks segment, $30 million at the Filmed Entertainment segment and $61 million at the Publishing segment. The total number of employees terminated across the segments in 2010 was approximately 500.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Operating Income.    Operating Income increased to $5.805 billion in 2011 from $5.428 billion in 2010. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $59 million of expense and $28 million of income in 2011 and 2010, respectively, Operating Income increased $464 million, reflecting increases at all of the segments. The segment variations are discussed under “Business Segment Results.”

Interest Expense, Net.    For the year ended December 31, 2011, Interest expense, net, increased to $1.210 billion from $1.178 billion for the year ended December 31, 2010. This increase reflected higher average debt in 2011, primarily related to the issuance of $2.0 billion aggregate principal amount of debt securities in April 2011 and $1.0 billion aggregate principal amount of debt securities in October 2011, partially offset by an approximate $60 million decline in interest expense due to lower average interest rates.

Other Loss, Net.    Other loss, net detail is shown in the table below (millions):

	Year Ended December 31,
	2011	2010
Investment gains (losses), net	$(168)	$32
Amounts related to the separation of TWC	(5)	(6)
Premiums paid and transaction costs incurred in connection with debt redemptions	—	(364)
Income (loss) from equity method investees	(40)	6
Other	(16)	1

Other loss, net	$(229)	$(331)

The changes in Other loss, net for the year ended December 31, 2011 related to investment gains (losses), net, amounts related to the separation of TWC and premiums paid and transaction costs incurred in connection with debt redemptions are discussed under “Transactions and Other Items Affecting Comparability.” For the year ended December 31, 2011, the remaining change in Other loss, net was due primarily to losses from equity method investees and the unfavorable impact of foreign exchange rates.

Income Tax Provision.    Income tax provision increased to $1.484 billion in 2011 from $1.348 billion in 2010. The Company’s effective tax rate for continuing operations was 34% in both 2011 and 2010.

Net Income.    Net income increased to $2.882 billion for the year ended December 31, 2011 from $2.571 billion for the year ended December 31, 2010. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $189 million and $179 million of expense, net for the years ended December 31, 2011 and 2010, respectively, Net income increased $321 million, primarily reflecting higher Operating Income.

Net Loss Attributable to Noncontrolling Interests.    For the years ended December 31, 2011 and 2010, Net loss attributable to noncontrolling interests was $4 million and $7 million, respectively.

Net Income Attributable to Time Warner Inc. Shareholders.    Net income attributable to Time Warner Inc. shareholders was $2.886 billion and $2.578 billion for the years ended December 31, 2011 and 2010, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $2.74 and $2.71, respectively, for the year ended December 31, 2011 compared to $2.27 and $2.25, respectively, for the year ended December 31, 2010.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Business Segment Results

Networks.    Revenues and Operating Income of the Networks segment for the years ended December 31, 2011 and 2010 are as follows (millions):

	Year Ended December 31,
	2011	2010	% Change
Revenues:
Subscription	$8,166	$7,671	6%
Advertising	4,189	3,736	12%
Content	1,144	942	21%
Other	155	131	18%

Total revenues	13,654	12,480	9%
Costs of revenues(a)	(6,403)	(5,732)	12%
Selling, general and administrative(a)	(2,408)	(2,200)	9%
Gain (loss) on operating assets	(2)	59	(103%)
Asset impairments	(6)	—	NM
Restructuring and severance costs	(52)	(6)	NM
Depreciation	(326)	(342)	(5%)
Amortization	(41)	(35)	17%

Operating Income	$4,416	$4,224	5%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues consisted of an increase in domestic subscription revenues of $337 million, mainly due to higher domestic subscription rates, and an increase in international subscription revenues of $158 million, primarily due to international subscriber growth.

The increase in Advertising revenues reflected domestic growth of $301 million, mainly due to strong pricing and Turner airing the NCAA Division I Men’s Basketball Championship events (the “NCAA Tournament”). International advertising revenues increased $152 million, primarily due to international growth, including acquisitions. The Company anticipates that the growth rate for Advertising revenues at the Networks segment during 2012 will be lower than that experienced during 2011 because it was the first year of Turner airing the NCAA Tournament.

The increase in Content revenues was due primarily to higher licensing revenues of $105 million at Turner and higher sales of Home Box Office’s original programming of $97 million.

The components of Costs of revenues for the Networks segment are as follows (millions):

	Year Ended December 31,
	2011	2010	% Change
Programming costs:
Originals and sports	$3,168	$2,661	19%
Acquired films and syndicated series	1,836	1,824	1%

Total programming costs	5,004	4,485	12%
Other direct operating costs	1,399	1,247	12%

Costs of revenues(a)	$6,403	$5,732	12%

(a)	Costs of revenues exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The increase in Costs of revenues was driven by higher programming costs and other direct operating costs. The increase in programming costs reflected higher costs for originals and sports programming related primarily to the NCAA Tournament and international growth. Approximately half of the increase in originals and sports programming costs related to the NCAA Tournament. The increase in other direct operating costs was primarily driven by higher international costs primarily related to international growth.

Selling, general and administrative expenses increased due primarily to higher marketing expenses of $63 million, which included expenses associated with an HBO GO national marketing campaign, and higher international costs of $48 million, primarily associated with growth. In addition, for the year ended December 31, 2010, Selling, general and administrative expenses included a $58 million reserve reversal in connection with the resolution of litigation related to the 2004 sale of the Winter Sports Teams.

As previously noted under “Transactions and Other Items Affecting Comparability,” the 2011 results included $6 million of noncash impairments primarily related to a tradename impairment, and the 2010 results included a $59 million Gain on operating assets that was recognized upon the Company’s acquisition of the controlling interest in HBO CE, reflecting the excess of the fair value over the Company’s carrying costs of its original investment in HBO CE.

Operating Income increased primarily due to higher revenues, partially offset by higher Costs of revenues, Selling, general and administrative expenses and Restructuring and severance costs. Operating Income growth for the year ended December 31, 2011 was also negatively affected due to the absence of the $59 million Gain on operating assets relating to HBO CE discussed above.

Filmed Entertainment.    Revenues and Operating Income of the Filmed Entertainment segment for the years ended December 31, 2011 and 2010 are as follows (millions):

	Year Ended December 31,
	2011	2010	% Change
Revenues:
Subscription	$86	$66	30%
Advertising	85	75	13%
Content	12,274	11,359	8%
Other	193	122	58%

Total revenues	12,638	11,622	9%
Costs of revenues(a)	(9,081)	(8,429)	8%
Selling, general and administrative(a)	(1,857)	(1,684)	10%
Gain on operating assets	9	11	(18%)
Asset impairments	(21)	(9)	133%
Restructuring and severance costs	(41)	(30)	37%
Depreciation	(198)	(186)	6%
Amortization	(186)	(188)	(1%)

Operating Income	$1,263	$1,107	14%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Content revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the years ended December 31, 2011 and 2010 are as follows (millions):

	Year Ended December 31,
	2011	2010	% Change
Theatrical product:
Theatrical film	$2,100	$2,249	(7%)
Home video and electronic delivery	2,829	2,707	5%
Television licensing	1,557	1,605	(3%)
Consumer products and other	160	125	28%

Total theatrical product	6,646	6,686	(1%)
Television product:
Television licensing	3,349	2,987	12%
Home video and electronic delivery	830	790	5%
Consumer products and other	245	216	13%

Total television product	4,424	3,993	11%
Other	1,204	680	77%

Total Content revenues	$12,274	$11,359	8%

The increase in Content revenues for the year ended December 31, 2011 included the net positive impact of foreign exchange rates of approximately $215 million.

Theatrical product revenues from theatrical film decreased due primarily to lower carryover revenues from releases in prior periods. There were 22 theatrical films released in 2011 as compared to 23 in 2010.

Theatrical product revenues from home video and electronic delivery increased due to higher carryover revenues from releases in prior periods and catalog revenues of $94 million and higher revenues from releases in 2011 of $28 million. There were 20 home video and electronic delivery releases in 2011 as compared to 29 in 2010.

Theatrical product revenues from television licensing decreased due primarily to the quantity and mix of availabilities.

The increase in television product licensing fees was primarily due to higher revenues from worldwide syndication.

Television product revenues from home video and electronic delivery increased due to higher electronic delivery revenues of $115 million primarily related to the recognition of revenue associated with a licensing agreement with Netflix, Inc. (“Netflix”) that allows Netflix’s U.S. members to stream previous seasons of the scripted series that aired on The CW Network beginning in Fall 2011, as well as previous seasons of new scripted series produced by Warner Bros. or CBS Corporation that premiere on the network through the 2014-2015 broadcast season, partially offset by lower revenues from consumer packaged goods of $75 million.

Other content revenues increased primarily due to higher revenues from videogames released in 2011 as compared to videogames released in 2010.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Filmed Entertainment segment are as follows (millions):

	Year Ended December 31,
	2011	2010	% Change

Film costs	$5,488	$5,194	6%
Print and advertising costs	2,317	2,168	7%
Other costs, including merchandise and related costs	1,276	1,067	20%

Costs of revenues(a)	$9,081	$8,429	8%

(a)	Costs of revenues exclude depreciation.

The increase in Costs of revenues reflected higher film costs, print and advertising costs and other costs. Film costs and print and advertising costs increased mainly due to the mix of product released. Included in film costs are theatrical film valuation adjustments as a result of revisions to estimates of ultimate revenue for certain theatrical films. For the years ended December 31, 2011 and 2010, theatrical film valuation adjustments were $74 million and $78 million, respectively. Other costs increased primarily due to higher merchandise costs mainly associated with the increase in videogame sales.

The increase in Selling, general and administrative expenses was primarily due to higher costs associated with new business initiatives and acquisitions of $60 million, higher employee-related costs of $41 million and higher distribution fees of $34 million, primarily associated with certain videogames.

As previously noted under “Transactions and Other Items Affecting Comparability,” the 2011 results included $21 million of noncash impairments, of which $12 million related to capitalized software costs. In addition, the 2011 results included $9 million of noncash gains related to fair value adjustments on certain contingent consideration arrangements relating to acquisitions. The 2010 results included an $11 million noncash gain related to a fair value adjustment on certain contingent consideration arrangements relating to acquisitions and a $9 million noncash impairment of intangible assets related to the termination of a videogames licensing relationship.

The increase in Operating Income was primarily due to higher Revenues, partially offset by higher Costs of revenues and Selling, general and administrative expenses.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Publishing.    Revenues and Operating Income of the Publishing segment for the years ended December 31, 2011 and 2010 are as follows (millions):

	Year Ended December 31,
	2011	2010	% Change
Revenues:
Subscription	$1,271	$1,291	(2%)
Advertising	1,923	1,935	(1%)
Content	84	68	24%
Other	399	381	5%

Total revenues	3,677	3,675	—
Costs of revenues(a)	(1,400)	(1,359)	3%
Selling, general and administrative(a)	(1,537)	(1,580)	(3%)
Asset impairments	(17)	(11)	55%
Restructuring and severance costs	(18)	(61)	(70%)
Depreciation	(100)	(108)	(7%)
Amortization	(42)	(41)	2%

Operating Income	$563	$515	9%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Subscription revenues decreased primarily due to lower domestic newsstand sales of $23 million, particularly in the celebrity category, and lower international subscription revenues of $16 million primarily due to the disposal by sale of certain magazines at IPC in the fourth quarter of 2010 (the “IPC Sales”), partially offset by higher domestic subscription sales of $18 million.

Advertising revenues decreased primarily reflecting lower international advertising revenues of $11 million due primarily to the IPC Sales and lower website advertising revenues of $9 million due to the negative impact of the transfer of management of the SI.com and Golf.com websites to Turner in the fourth quarter of 2010. These decreases were partially offset by higher custom publishing revenues of $12 million.

The increase in Other revenues was due to the license fee for SI.com and Golf.com received from Turner following the transfer of the websites’ management to Turner.

The components of Costs of revenues for the Publishing segment are as follows (millions):

	Year Ended December 31,
	2011	2010	% Change

Production costs	$848	$807	5%
Editorial costs	474	472	—
Other	78	80	(3%)

Costs of revenues(a)	$1,400	$1,359	3%

(a)	Costs of revenues exclude depreciation.

Costs of revenues increased primarily due to higher production costs, which largely reflected higher paper costs.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Selling, general and administrative expenses decreased primarily due to cost savings initiatives as well as $17 million of reductions in expenses due to the transfer of the management of the SI.com and Golf.com websites to Turner in the fourth quarter of 2010 and the IPC Sales.

As previously noted under “Transactions and Other Items Affecting Comparability,” the 2011 results included $17 million of noncash impairments of which $11 million related to a tradename impairment. The 2010 results included $11 million of noncash impairments related to certain intangible assets.

Operating Income increased due primarily to lower Selling, general and administrative expenses and lower Restructuring and severance costs, partially offset by an increase in Costs of revenues.

The Company anticipates that Operating Income at the Publishing segment will decline in the first half of 2012 due primarily to expenses associated with investments related to its digital strategy and increases in production costs. In addition, the Company is anticipating continued softness in domestic magazine advertising and newsstand sales during the first quarter of 2012.

Corporate.    Operating Loss of the Corporate segment for the years ended December 31, 2011 and 2010 was as follows (millions):

	Year Ended December 31,
	2011	2010	% Change
Selling, general and administrative(a)	$(316)	$(336)	(6%)
Restructuring and severance costs	(2)	—	NM
Depreciation	(29)	(38)	(24%)

Operating Loss	$(347)	$(374)	(7%)

(a)	Selling, general and administrative expenses exclude depreciation.

Operating Loss decreased due primarily to lower legal and other professional fees of $14 million related to the defense of former employees in various lawsuits and lower depreciation expense due to building improvements becoming fully depreciated.

For the years ended December 31, 2011 and 2010, Selling, general and administrative expenses included $21 million and $8 million, respectively, of costs related to enterprise efficiency initiatives.

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

Costs of Revenues.    For the years ended December 31, 2010 and 2009, Costs of revenues totaled $15.023 billion and $14.235 billion, respectively. The segment variations are discussed in “Business Segment Results.”

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

Restructuring and Severance Costs.    For the year ended December 31, 2010, the Company incurred Restructuring and severance costs of $97 million primarily related to various employee terminations and other exit activities, consisting of $6 million at the Networks segment, $30 million at the Filmed Entertainment segment and $61 million at the Publishing segment. The total number of employees terminated across the segments in 2010 was approximately 500.

During the year ended December 31, 2009, the Company incurred Restructuring and severance costs of $212 million primarily related to various employee terminations and other exit activities, including $8 million at the Networks segment, $105 million at the Filmed Entertainment segment and $99 million at the Publishing segment. The total number of employees terminated across the segments in 2009 was approximately 1,500.

Operating Income.    Operating Income increased to $5.428 billion for the year ended December 31, 2010 from $4.470 billion for the year ended December 31, 2009. Excluding the items previously noted under “Transactions and Other Items Affecting Comparability” totaling $28 million of income and $148 million of expense for the years ended December 31, 2010 and 2009, respectively, Operating Income increased $782 million, primarily reflecting increases at the Networks and Publishing segments. The segment variations are discussed under “Business Segment Results.”

Interest Expense, Net.    For the year ended December 31, 2010, Interest expense, net, increased to $1.178 billion from $1.166 billion for the year ended December 31, 2009 primarily due to the absence in 2010 of a prior year $43 million benefit in connection with the resolution of an international VAT matter and higher net debt, partially offset by lower rates.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Other Loss, Net.    Other loss, net detail is shown in the table below (millions):

	Year Ended December 31,
	2010	2009
Investment gains (losses), net	$32	$(21)
Amounts related to the separation of TWC	(6)	14
Costs related to the separation of AOL	—	(15)
Premiums paid and transaction costs incurred in connection with debt redemptions	(364)	—
Income (loss) from equity method investees	6	(32)
Other	1	(13)

Other loss, net	$(331)	$(67)

The changes in Other loss, net for the year ended December 31, 2010 related to investment gains (losses), net, amounts related to the separation of TWC, costs related to the separation of AOL and premiums paid and transaction costs incurred in connection with debt redemptions are discussed under “Transactions and Other Items Affecting Comparability.” The remaining change for the year ended December 31, 2010 reflects income from equity method investees and the favorable impact of foreign exchange rates.

Income Tax Provision.    Income tax provision from continuing operations increased to $1.348 billion in 2010 from $1.153 billion in 2009. The Company’s effective tax rate for continuing operations was 34% in 2010 compared to 36% in 2009. This decrease was primarily due to the benefit of valuation allowance releases on tax attributes and higher domestic production deductions.

Income from Continuing Operations.    Income from continuing operations increased to $2.571 billion in 2010 from $2.084 billion in 2009. Excluding the items previously noted under “Transactions and Other Items Affecting Comparability” totaling $179 million and $109 million of expense, net for the years ended December 31, 2010 and 2009, respectively, Income from continuing operations increased by $557 million, primarily reflecting higher Operating Income, partially offset by higher income tax expense. Basic and Diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders were $2.27 and $2.25, respectively, in 2010 compared to $1.76 and $1.75, respectively, in 2009.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Business Segment Results

Networks.    Revenues and Operating Income of the Networks segment for the years ended December 31, 2010 and 2009 are as follows (millions):

	Year Ended December 31,
	2010	2009	% Change
Revenues:
Subscription	$7,671	$7,077	8%
Advertising	3,736	3,272	14%
Content	942	819	15%
Other	131	85	54%

Total revenues	12,480	11,253	11%
Costs of revenues(a)	(5,732)	(5,349)	7%
Selling, general and administrative(a)	(2,200)	(2,002)	10%
Gain on operating assets	59	—	NM
Asset impairments	—	(52)	(100%)
Restructuring and severance costs	(6)	(8)	(25%)
Depreciation	(342)	(338)	1%
Amortization	(35)	(34)	3%

Operating Income	$4,224	$3,470	22%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues consisted of an increase in domestic subscription revenues of $406 million, mainly due to higher domestic subscription rates, and an increase in international subscription revenues of $188 million, primarily due to the consolidation of HBO CE. Home Box Office’s domestic subscribers declined by 1.6 million during 2010; however, as these subscribers generated very little or no revenue, the decline had almost no impact on Subscription revenues.

The increase in Advertising revenues reflected domestic growth of $248 million at Turner mainly as a result of strong pricing. Advertising revenues also increased $216 million due to international expansion and growth.

The increase in Content revenues was due primarily to higher sales of Home Box Office’s original programming of $104 million and higher licensing revenues at Turner of $22 million, partially offset by a decrease of approximately $20 million due to a larger benefit in 2009 associated with lower than anticipated home video returns.

The components of Costs of revenues for the Networks segment are as follows (millions):

	Year Ended December 31,
	2010	2009	% Change
Programming costs:
Originals and sports	$2,661	$2,316	15%
Acquired films and syndicated series	1,824	1,942	(6%)

Total programming costs	4,485	4,258	5%
Other direct operating costs	1,247	1,091	14%

Costs of revenues(a)	$5,732	$5,349	7%

(a)	Costs of revenues exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The increase in Costs of revenues was driven by higher programming costs and higher other direct operating costs. The increase in programming costs reflected higher originals and sports programming costs due in part to international growth, partially offset by lower acquired films and syndicated series costs primarily due to a prior year $104 million write-down to net realizable value relating to a program licensed by Turner from Warner Bros. that the Company re-licensed to a third party. The increases in Costs of revenues also reflected higher other direct operating costs of $156 million primarily related to international growth.

Selling, general and administrative expenses increased due primarily to higher marketing expenses of $137 million and increased costs of $48 million associated with the acquisition of HBO CE and other smaller acquisitions, partially offset by a $58 million reserve reversal in connection with the resolution of litigation relating to the 2004 sale of the Winter Sports Teams.

As previously noted under “Transactions and Other Items Affecting Comparability,” the 2010 results included a $59 million Gain on operating assets that was recognized upon the Company’s acquisition of the controlling interest in HBO CE, reflecting the excess of the fair value over the Company’s carrying costs of its original investment in HBO CE. The 2009 results included a $52 million noncash impairment of intangible assets related to Turner’s interest in a general entertainment network in India. In addition, the 2010 and 2009 results included $6 million and $8 million, respectively, of Restructuring and severance costs, primarily related to headcount reductions.

Operating Income increased primarily due to the increase in Revenues, the $59 million Gain on operating assets relating to HBO CE, the $58 million reserve reversal in connection with the resolution of litigation related to the sale of the Winter Sports Teams and the absence in 2010 of the $52 million noncash impairment of intangible assets, partially offset by higher Costs of revenues and higher Selling, general and administrative expenses.

Filmed Entertainment.    Revenues and Operating Income of the Filmed Entertainment segment for the years ended December 31, 2010 and 2009 are as follows (millions):

	Year Ended December 31,
	2010	2009	% Change
Revenues:
Subscription	$66	$44	50%
Advertising	75	79	(5%)
Content	11,359	10,766	6%
Other	122	177	(31%)

Total revenues	11,622	11,066	5%
Costs of revenues(a)	(8,429)	(7,805)	8%
Selling, general and administrative(a)	(1,684)	(1,676)	—
Gain (loss) on operating assets	11	(33)	(133%)
Asset impairments	(9)	—	NM
Restructuring and severance costs	(30)	(105)	(71%)
Depreciation	(186)	(164)	13%
Amortization	(188)	(199)	(6%)

Operating Income	$1,107	$1,084	2%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

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

	Year Ended December 31,
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

For the year ended December 31, 2010, Content revenues included the positive impact of foreign exchange rates of approximately $75 million.

Theatrical film revenues increased due to higher revenues from theatrical films released in 2010 of $240 million, partially offset by lower carryover revenues from releases in prior periods of $76 million. There were 23 theatrical films released in 2010 as compared to 26 in 2009.

Theatrical product revenues from home video and electronic delivery decreased in 2010 due primarily to lower carryover revenues from releases in prior periods and catalog revenues of $256 million, partially offset by higher revenues from releases in 2010 of $143 million due primarily to the increased quantity of new releases in 2010. There were 29 home video and electronic delivery releases in 2010 as compared to 22 in 2009.

Theatrical product revenues from television licensing increased due primarily to the quantity and mix of availabilities.

The increase in television product licensing fees for the year ended December 31, 2010 was due primarily to higher revenues from worldwide syndication.

Television product revenues from home video and electronic delivery were essentially flat due to the timing and mix of product.

Other content revenues decreased due primarily to lower revenues from videogames released in 2010 as compared with videogames released in 2009.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Filmed Entertainment segment are as follows (millions):

	Year Ended December 31,
	2010	2009	% Change
Film costs	$5,194	$4,724	10%
Print and advertising costs	2,168	1,965	10%
Other costs, including merchandise and related costs	1,067	1,116	(4%)

Costs of revenues(a)	$8,429	$7,805	8%

(a)	Costs of revenues exclude depreciation.

The increase in Costs of revenues resulted primarily from higher film costs due mainly to higher television product costs and higher print and advertising costs due mainly to the quantity and mix of films released, including a higher number of international releases. Included in film costs are net theatrical film valuation adjustments, which were $78 million in 2010 compared to $85 million in 2009. In 2009, the Company also recognized a net benefit of $50 million related to adjustments to correct prior period participation accruals.

Selling, general and administrative expenses were essentially flat as higher employee related costs of $42 million and increased costs associated with acquisitions of $30 million were offset by lower bad debt expenses of $51 million and lower other costs.

As previously noted under “Transactions and Other Items Affecting Comparability,” the 2010 results included an $11 million noncash gain related to a fair value adjustment on certain contingent consideration arrangements relating to acquisitions and a $9 million noncash impairment of intangible assets related to the termination of a videogames licensing relationship. The 2009 results included a $33 million loss on the sale of Warner Bros.’ Italian cinema assets. In addition, the results for the years ended December 31, 2010 and 2009 included $30 million and $105 million of Restructuring and severance costs, respectively, primarily related to headcount reductions and the outsourcing of certain functions.

The increase in Operating Income was primarily due to higher Revenues, lower Restructuring and severance costs and the absence in 2010 of the $33 million loss on the 2009 sale of Warner Bros.’ Italian cinema assets, partially offset by higher Costs of revenues, the 2009 net benefit of $50 million related to adjustments to correct prior period participation accruals, the impact of improved home video catalog returns in 2009 of approximately $30 million, and the absence in 2010 of a $26 million benefit in connection with the resolution of an international VAT matter in 2009.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Publishing.    Revenues and Operating Income of the Publishing segment for the years ended December 31, 2010 and 2009 are as follows (millions):

	Year Ended December 31,
	2010	2009	% Change
Revenues:
Subscription	$1,291	$1,324	(2%)
Advertising	1,935	1,878	3%
Content	68	73	(7%)
Other	381	461	(17%)

Total revenues	3,675	3,736	(2%)
Costs of revenues(a)	(1,359)	(1,441)	(6%)
Selling, general and administrative(a)	(1,580)	(1,744)	(9%)
Asset impairments	(11)	(33)	(67%)
Restructuring and severance costs	(61)	(99)	(38%)
Depreciation	(108)	(126)	(14%)
Amortization	(41)	(47)	(13%)

Operating Income	$515	$246	109%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Subscription revenues decreased primarily due to a $23 million decline in domestic subscription revenues and lower domestic newsstand revenues of $9 million.

Advertising revenues increased primarily due to a $36 million increase in domestic magazine advertising revenues due to improvements in domestic print advertising pages sold, partially offset by lower average advertising rates per page, and a $20 million increase in website advertising revenues. Growth in website advertising revenues at the Publishing segment was negatively affected by the transfer of management to Turner in the fourth quarter of 2010 of the SI.com and Golf.com websites, including selling the advertising for the websites. This transfer had a commensurate increase in website advertising revenues at the Networks segment.

The decrease in Other revenues is due primarily to declines at non-magazine businesses, including a decline due to the sale of Southern Living At Home in the third quarter of 2009.

The components of Costs of revenues for the Publishing segment are as follows (millions):

	Year Ended December 31,
	2010	2009	% Change

Production costs	$807	$868	(7%)
Editorial costs	472	496	(5%)
Other	80	77	4%

Costs of revenues(a)	$1,359	$1,441	(6%)

(a)	Costs of revenues exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Production costs decreased primarily due to lower paper costs associated with a decline in paper prices. Editorial costs decreased primarily as a result of cost savings initiatives.

Selling, general and administrative expenses decreased due primarily to lower marketing expenses of $93 million, in part due to cost savings initiatives, lower pension expenses of $92 million and the absence in 2010 of an $18 million bad debt reserve in 2009 related to a newsstand wholesaler. These decreases were partly offset by an increase in other general and administrative expenses.

As previously noted under “Transactions and Other Items Affecting Comparability,” the 2010 results included $11 million of noncash impairments related to certain intangible assets and the 2009 results included $33 million of noncash impairments of certain fixed assets in connection with the Publishing segment’s restructuring activities. In addition, the results for the years ended December 31, 2010 and 2009 included Restructuring and severance costs of $61 million and $99 million, respectively.

Operating Income increased due primarily to decreases in Selling, general and administrative expenses and Costs of revenues, lower Restructuring and severance costs and a decrease in Asset impairments, partially offset by lower Revenues.

Corporate.    Operating Loss of the Corporate segment for the years ended December 31, 2010 and 2009 is as follows (millions):

	Year Ended December 31,
	2010	2009	% Change
Selling, general and administrative(a)	$(336)	$(325)	3%
Depreciation	(38)	(40)	(5%)

Operating Loss	$(374)	$(365)	2%

(a)	Selling, general and administrative expenses exclude depreciation.

Operating Loss was essentially flat compared to the prior year.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments, the purchase of common stock under the Company’s repurchase program and scheduled debt repayments. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at December 31, 2011 was $8.536 billion, which included $3.476 billion of Cash and equivalents.

Current Financial Condition

At December 31, 2011, Time Warner had $19.524 billion of debt, $3.476 billion of Cash and equivalents (net debt, defined as total debt less Cash and equivalents, of $16.048 billion) and $29.957 billion of Shareholders’ equity, compared to $16.549 billion of debt, $3.663 billion of Cash and equivalents (net debt of $12.886 billion) and $32.940 billion of Shareholders’ equity at December 31, 2010.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The following table shows the significant items contributing to the increase in net debt from December 31, 2010 to December 31, 2011 (millions):

Balance at December 31, 2010	$12,886
Cash provided by operations from continuing operations	(3,448)
Capital expenditures	772
Dividends paid to common stockholders	997
Investments and acquisitions, net	382
Repurchases of common stock	4,611
All other, net	(152)

Balance at December 31, 2011	$16,048

On January 25, 2011, Time Warner’s Board of Directors increased the amount remaining on the Company’s common stock repurchase program to $5.0 billion for share repurchases beginning January 1, 2011. On January 31, 2012, the Company’s Board of Directors authorized a new $4.0 billion stock repurchase program that commenced after the completion of the $5.0 billion share repurchase program in February 2012. Purchases under the stock repurchase programs may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2011 through February 21, 2012, the Company repurchased 146 million shares of common stock for $5.008 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including 136 million shares for $4.618 billion from January 1, 2011 through December 31, 2011.

Cash Flows

Cash and equivalents decreased by $187 million and $1.070 billion for the years ended December 31, 2011 and 2010, respectively. Components of these changes are discussed below in more detail.

Operating Activities from Continuing Operations

Details of Cash provided by operations from continuing operations are as follows (millions):

	Year Ended December 31,
	2011	2010	2009
Operating Income	$5,805	$5,428	$4,470
Depreciation and amortization	922	938	948
Net interest payments(a)	(1,079)	(1,060)	(1,082)
Net income taxes paid(b)	(1,079)	(958)	(810)
Amounts paid to settle litigation	—	(250)	—
All other, net, including working capital changes	(1,121)	(784)	(140)

Cash provided by operations from continuing operations	$3,448	$3,314	$3,386

(a)	Includes interest income received of $40 million, $26 million and $43 million in 2011, 2010 and 2009, respectively.
(b)

Includes income tax refunds received of $95 million, $90 million and $99 million in 2011, 2010 and 2009, respectively, income tax sharing payments to TWC of $87 million in 2010 and net income tax sharing receipts from TWC and AOL of $241 million in 2009.

The increase in Cash provided by operations from continuing operations for the year ended December 31, 2011 was related primarily to higher Operating Income as well as significant amounts paid in 2010 to settle litigation. This was partially offset by higher cash used by working capital, reflecting higher production spending, and higher net income taxes paid.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The decrease in Cash provided by operations from continuing operations for the year ended December 31, 2010 was related primarily to cash used by working capital, amounts paid to settle litigation and higher income taxes paid, partially offset by an increase in Operating Income.

Investing Activities from Continuing Operations

Details of Cash provided (used) by investing activities from continuing operations are as follows (millions):

	Year Ended December 31,
	2011	2010	2009
Investments in available-for-sale securities	$(34)	$(16)	$(4)
Investments and acquisitions, net of cash acquired:
HBO LAG	(65)	(217)	—
HBO CE	—	(136)	—
Chilevision	—	(134)	—
Shed Media	—	(100)	—
Repurchase of Google’s 5% interest in AOL	—	—	(283)
CME	(61)	—	(246)
All other	(222)	(332)	(216)
Capital expenditures	(772)	(631)	(547)
Proceeds from the Special Dividend (as defined below)	—	—	9,253
All other investment and sale proceeds	68	130	231

Cash provided (used) by investing activities from continuing operations	$(1,086)	$(1,436)	$8,188

The decrease in Cash used by investing activities from continuing operations for the year ended December 31, 2011 was primarily the result of lower investments and acquisitions spending, partially offset by higher Capital expenditures and lower investment and sale proceeds.

The change in Cash provided (used) by investing activities from continuing operations for the year ended December 31, 2010 was primarily due to the Company’s receipt of $9.253 billion on March 12, 2009 as its portion of the payment by TWC of a special cash dividend of $10.27 per share to all holders of TWC Class A Common Stock and TWC Class B Common Stock as of the close of business on March 11, 2009 (the “Special Dividend”) in connection with the separation of TWC from the Company.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Financing Activities from Continuing Operations

Details of Cash used by financing activities from continuing operations are as follows (millions):

	Year Ended December 31,
	2011	2010	2009
Borrowings(a)	$3,037	$5,243	$3,583
Debt repayments(a)	(80)	(4,910)	(10,050)
Proceeds from the exercise of stock options	204	121	56
Excess tax benefit on stock options	22	7	1
Principal payments on capital leases	(12)	(14)	(18)
Repurchases of common stock	(4,611)	(2,016)	(1,158)
Dividends paid	(997)	(971)	(897)
Other financing activities	(96)	(384)	(57)

Cash used by financing activities from continuing operations	$(2,533)	$(2,924)	$(8,540)

(a)	The Company reflects borrowings under its bank credit agreements on a gross basis and short-term commercial paper on a net basis in the accompanying Consolidated Statement of Cash Flows.

The decrease in Cash used by financing activities from continuing operations for the year ended December 31, 2011 was primarily due to an increase in Borrowings net of Debt repayments, less cash used by Other financing activities and higher Proceeds from the exercise of stock options, partially offset by an increase in Repurchases of common stock made in connection with the Company’s common stock repurchase program. Other financing activities for the year ended December 31, 2010 include premiums and transaction costs paid in connection with debt redemptions in 2010.

The decrease in Cash used by financing activities from continuing operations for the year ended December 31, 2010 was primarily due to a decrease in Debt repayments net of Borrowings, partially offset by an increase in Repurchases of common stock made in connection with the Company’s stock repurchase program. The Borrowings and Debt repayments in 2010 primarily reflect a series of transactions that capitalized on the historically low interest rate environment and extended the average maturity of the Company’s debt. In 2009, the Company used a portion of the $9.253 billion it received from the payment of the Special Dividend to repay in full its $2.000 billion three-year unsecured term loan facility (plus accrued interest) and repay all amounts outstanding under its credit agreement. In addition, the Company paid $2.000 billion (plus accrued interest) for floating rate public debt that matured on November 13, 2009.

Cash Flows from Discontinued Operations

Details of Cash provided (used) by discontinued operations are as follows (millions):

	Year Ended December 31,
	2011	2010	2009
Cash provided (used) by operations from discontinued operations	$(16)	$(24)	$1,324
Cash used by investing activities from discontinued operations	—	—	(763)
Cash used by financing activities from discontinued operations	—	—	(5,255)
Effect of change in cash and equivalents of discontinued operations	—	—	5,311

Cash provided (used) by discontinued operations	$(16)	$(24)	$617

Cash provided by discontinued operations in 2009 primarily reflected the cash activity associated with AOL.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At December 31, 2011, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $28.126 billion. Of this committed capacity, $8.536 billion was unused and $19.524 billion was outstanding as debt. At December 31, 2011, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity(a)	Letters of Credit(b)	Outstanding Debt(c)	Unused Committed Capacity
Cash and equivalents	$3,476	$—	$—	$3,476
Revolving credit facilities and commerical paper program	5,000	3	—	4,997
Fixed-rate public debt	19,251	—	19,251	—
Other obligations(d)	399	63	273	63

Total	$28,126	$66	$19,524	$8,536

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 14.7 years as of December 31, 2011.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts. At December 31, 2011, the Company’s public debt matures as follows: $638 million in 2012, $732 million in 2013, $0 in 2014, $1.000 billion in 2015, $1.150 billion in 2016 and $15.881 billion thereafter. In the period after 2016, no more than $2.0 billion will mature in any given year.

(d)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $23 million are due within the next twelve months.

2011 Debt Offerings

Time Warner has a shelf registration statement filed with the SEC that allows it to offer and sell from time to time debt securities, preferred stock, common stock and warrants to purchase debt and equity securities.

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

Revolving Credit Facilities

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

The interest rate on borrowings and the facility fees under the Revolving Credit Facilities are based on the credit rating for Time Warner’s senior unsecured long-term debt. Based on the credit rating as of December 31, 2011, the interest rate on borrowings under the Four-Year Revolving Credit Facility would be LIBOR plus 1.10% per annum and the facility fee was 0.15% per annum, and the interest rate on borrowings under the Five-Year Revolving Credit Facility would be LIBOR plus 1.075% per annum and the facility fee was 0.175% per annum.

The funding commitments under the Revolving Credit Facilities are provided by a geographically diverse group of 20 major financial institutions based in countries including Canada, France, Germany, Japan, Spain, Switzerland, the United Kingdom and the U.S. In addition, 19 of these financial institutions were identified by international regulators in November 2011 as among the 29 financial institutions that they deemed to be systemically important. None of the financial institutions in the Revolving Credit Facilities accounts for more than 7% of the aggregate undrawn loan commitments.

Commercial Paper Program

The Company has a commercial paper program, which was established on February 16, 2011 on a private placement basis, under which Time Warner may issue unsecured commercial paper notes up to a maximum aggregate amount not to exceed the unused committed capacity under the $5.0 billion Revolving Credit Facilities, which support the commercial paper program.

Additional Information

The obligations of each of the borrowers under the Company’s Revolving Credit Facilities and the obligations of Time Warner under the commercial paper program and the Company’s outstanding public debt are directly or indirectly guaranteed on an unsecured basis by Historic TW, Home Box Office and Turner (other than the $2 billion of public debt issued by Time Warner in 2006, which is not guaranteed by Home Box Office). See Note 8, “Long-Term Debt and Other Financing Arrangements,” to the accompanying consolidated financial statements for additional information regarding the Company’s outstanding debt and other financing arrangements, including certain information about maturities, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.

Contractual and Other Obligations

Contractual Obligations

In addition to the previously discussed financing arrangements, the Company has obligations under certain contractual arrangements to make future payments for goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to certain firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying Consolidated Balance Sheet.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The following table summarizes the Company’s aggregate contractual obligations at December 31, 2011, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (millions):

Contractual Obligations(a)(b)(c)
	Total	2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations (Note 8)	$19,595	$649	$732	$2,150	$16,064
Interest (Note 8)	19,346	1,200	2,273	2,199	13,674
Capital lease obligations (Note 8)	97	17	29	21	30
Operating lease obligations (Note 16)	2,351	403	764	616	568
Purchase obligations	19,663	4,534	4,883	3,095	7,151

Total contractual obligations and outstanding debt	$61,052	$6,803	$8,681	$8,081	$37,487

(a)	The table does not include the effects of certain put/call or other buy-out arrangements that are contingent in nature involving certain of the Company’s investees (Note 16).
(b)

The table does not include the Company’s reserve for uncertain tax positions and related accrued interest and penalties, which at December 31, 2011 totaled $2.509 billion, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

(c)	The references to Note 8 and Note 16 refer to the notes to the accompanying consolidated financial statements.

The following is a description of the Company’s material contractual obligations at December 31, 2011:

•

Outstanding debt obligations — represents the principal amounts due on outstanding debt obligations as of December 31, 2011. Amounts do not include any fair value adjustments, bond premiums, discounts, interest payments or dividends.

•

Interest — represents amounts based on the outstanding debt balances, interest rates and maturity schedules of the respective instruments as of December 31, 2011. Interest ultimately paid on these obligations may differ based on changes in interest rates for variable-rate debt, as well as any potential future refinancings entered into by the Company.

•	Capital lease obligations — represents the minimum lease payments under noncancelable capital leases, primarily for certain transponder leases at the Networks segment.

•

Operating lease obligations — represents the minimum lease payments under noncancelable operating leases, primarily for the Company’s real estate and operating equipment in various locations around the world.

•

Purchase obligations — represents an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. Additionally, the Company also purchases products and services as needed, with no firm commitment. For this reason, the amounts presented in the table alone do not provide a reliable indicator of the Company’s expected future cash outflows. For purposes of identifying and accumulating purchase obligations, the Company has included all material contracts meeting the definition of a purchase obligation (i.e., legally binding for a fixed or minimum amount or quantity). For those contracts involving a fixed or minimum quantity, but with variable pricing terms, the Company has estimated the contractual obligation based on its best estimate of the pricing that will be in effect at the time the obligation is incurred. Additionally, the Company has included only the obligations represented by those contracts as they existed at

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

December 31, 2011, and did not assume renewal or replacement of the contracts at the end of their respective terms. If a contract includes a penalty for non-renewal, the Company has included that penalty, assuming it will be paid in the period after the contract term expires. If Time Warner can unilaterally terminate an agreement simply by providing a certain number of days notice or by paying a termination fee, the Company has included the amount of the termination fee or the amount that would be paid over the “notice period.” Contracts that can be unilaterally terminated without incurring a penalty have not been included.

The following table summarizes the Company’s purchase obligations at December 31, 2011 (millions):

Purchase Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Network programming obligations(a)	$16,210	$2,769	$3,705	$2,820	$6,916
Creative talent and employment agreements(b)	1,601	984	550	61	6
Obligations to use certain printing facilities for the production of magazines	491	230	253	8	—
Advertising, marketing and sponsorship obligations(c)	676	346	226	103	1
Other, primarily general and administrative obligations(d)	685	205	149	103	228

Total purchase obligations	$19,663	$4,534	$4,883	$3,095	$7,151

(a)

The Networks segment enters into contracts to license sports programming to carry on its television networks. The amounts in the table represent minimum payment obligations to sports leagues (e.g., NCAA, NBA, NASCAR, MLB) to air the programming over the contract period. Included in the table above is $10.0 billion payable to the NCAA over the 13 years remaining on the agreement, which does not include amounts recoupable from the other party to the agreement with the NCAA. The Networks segment also enters into licensing agreements with certain movie studios to acquire the rights to air movies. The pricing structures in these contracts differ in that certain agreements can require a fixed amount per movie while others are based on a percentage of the movie’s box office receipts (with license fees generally capped at specified amounts), or a combination of both. The amounts included in the table represent obligations for movies that have been released theatrically as of December 31, 2011 and are calculated using the actual or estimated box office performance or fixed amounts, based on the applicable agreement.

(b)

The Company’s commitments under creative talent and employment agreements include obligations to executives, actors, producers, authors, and other talent under contractual arrangements, including union contracts and contracts with other organizations that represent such creative talent.

(c)

Advertising, marketing and sponsorship obligations include minimum guaranteed royalty and marketing payments to vendors and content providers, primarily at the Networks and Filmed Entertainment segments.

(d)

Other includes obligations related to the Company’s postretirement and unfunded defined benefit pension plans, obligations to purchase general and administrative items and services, construction commitments primarily at the Filmed Entertainment segment, outsourcing commitments primarily at the Filmed Entertainment segment, obligations to purchase information technology licenses and services and payments due pursuant to technology arrangements.

Most of the Company’s other long-term liabilities reflected in the accompanying Consolidated Balance Sheet have been incorporated in the estimated timing of cash payments provided in the summary of contractual obligations, the most significant of which is an approximate $1.029 billion liability for film licensing obligations. However, certain long-term liabilities and deferred credits have been excluded from the summary because there are no cash outflows associated with them (e.g., deferred revenue) or because the cash outflows associated with them are uncertain or do not represent a purchase obligation as it is used herein (e.g., deferred taxes, participations and royalties, deferred compensation and other miscellaneous items).

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Future Film Licensing Obligations

In addition to the purchase obligations previously discussed, the Company has certain future film licensing obligations, which represent studio movie deal commitments to acquire the right to air movies that will be released in the future (i.e., after December 31, 2011). These arrangements do not meet the definition of a purchase obligation since there are neither fixed nor minimum quantities under the arrangements. Because future film licensing obligations are significant to its business, the Company has summarized these arrangements below. Given the variability in the terms of these arrangements, significant estimates were involved in the determination of these obligations, including giving consideration to historical box office performance and studio release trends. Actual amounts, once known, could differ significantly from these estimates (millions).

	Total	2012	2013-2014	2015-2016	Thereafter
Future Film Licensing Obligations	$4,345	$486	$1,293	$1,463	$1,103

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

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. Credit risk in the Company’s businesses originates from sales of various products or services and is dispersed among many different counterparties. At December 31, 2011, no single customer had a receivable balance greater than 5% of total Receivables. The Company’s exposure to customer credit risk is largely concentrated in the following categories (amounts presented below are net of reserves and allowances):

•	Various retailers for home entertainment product of approximately $982 million;
•	Various television network operators for licensed TV and film product of approximately $2.7 billion;
•	Various cable system operators, satellite service distributors, telephone companies and other distributors for the distribution of television programming services of approximately $1.3 billion; and
•	Various advertisers and advertising agencies related to advertising services of approximately $1.4 billion.

For additional information regarding Time Warner’s accounting policies relating to customer credit risk, refer to Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements.

MARKET RISK MANAGEMENT

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments.

Interest Rate Risk

Time Warner has issued fixed-rate debt that at December 31, 2011 and 2010 had an outstanding balance of $19.251 billion and $16.276 billion, respectively, and an estimated fair value of $22.800 billion and $18.545 billion, respectively. Based on Time Warner’s fixed-rate debt obligations outstanding at December 31, 2011, a

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $520 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

At December 31, 2011 and 2010, the Company had a cash balance of $3.476 billion and $3.663 billion, respectively, which is primarily invested in variable-rate interest-earning assets. Based on Time Warner’s variable-rate interest-earning assets outstanding at December 31, 2011, a 25 basis point increase or decrease in the level of interest rates would have an insignificant impact on pretax income.

Foreign Currency Risk

Time Warner principally uses foreign exchange contracts to hedge the risk related to unremitted or forecasted royalties and license fees owed to Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad because such amounts may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge certain film production costs denominated in foreign currencies as well as other transactions, assets and liabilities denominated in foreign currencies. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over a rolling twelve-month period. The hedging period for royalties and license fees covers revenues expected to be recognized during the calendar year; however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated cash to U.S. dollars. To hedge this exposure, Time Warner principally uses foreign exchange contracts that generally have maturities of three months to eighteen months and provide continuing coverage throughout the hedging period. At December 31, 2011 and 2010, Time Warner had contracts for the sale of $3.543 billion and $2.760 billion, respectively, and the purchase of $2.580 billion and $2.206 billion, respectively, of foreign currencies at fixed rates. The following provides a summary of foreign currency contracts by currency (millions):

	December 31, 2011		December 31, 2010
	Sales	Purchases	Sales	Purchases
British pound	$915	$594	$612	$646
Euro	525	434	427	302
Canadian dollar	771	548	634	416
Australian dollar	676	474	587	534
Other	656	530	500	308

Total	$3,543	$2,580	$2,760	$2,206

Based on the foreign exchange contracts outstanding at December 31, 2011, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2011 would result in a decrease of approximately $95 million in the value of such contracts. Conversely, a 10% appreciation of the U.S. dollar would result in an increase of approximately $95 million in the value of such contracts. For a hedge of forecasted royalty or license fees denominated in a foreign currency, consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the hedging period from the sale of U.S. copyrighted products abroad. See Note 7 to the accompanying consolidated financial statements for additional discussion.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Equity Risk

The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock markets and the industries in which the companies operate. At December 31, 2011 and 2010, these securities, which are classified in Investments, including available-for-sale securities in the accompanying Consolidated Balance Sheet, included $939 million and $883 million, respectively, of investments accounted for using the equity method of accounting, $204 million and $313 million, respectively, of cost-method investments, primarily relating to equity interests in privately held businesses, $591 million and $547 million, respectively, of investments related to the Company’s deferred compensation program and $86 million and $53 million, respectively, of investments in available-for-sale securities.

The potential loss in fair value resulting from a 10% adverse change in the prices of the Company’s equity-method investments, cost-method investments and available-for-sale securities would be approximately $125 million. While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee company experiences poor operating results or the U.S. or certain foreign equity markets experience declines in value. In the fourth quarter of 2011, the Company recorded a $163 million noncash impairment related to its investment in CME. See Note 4 to the accompanying consolidated financial statements for additional discussion.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by the management of Time Warner and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors of the Company. The Company considers policies relating to the following matters to be critical accounting policies:

•	Impairment of Goodwill and Intangible Assets;
•	Multiple-Element Transactions;
•	Income Taxes;
•	Film Cost Recognition, Participations and Residuals and Impairments;
•	Gross versus Net Revenue Recognition; and
•	Sales Returns and Pricing Rebates.

For a discussion of each of the Company’s critical accounting policies, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 1 to the accompanying consolidated financial statements.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding (i) the adequacy of the Company’s liquidity to meet its needs

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

for the foreseeable future, (ii) the Company’s international expansion plans, (iii) the expected incurrence of a pretax loss by the Publishing segment of approximately $40 million to $50 million in the first quarter of 2012 in connection with the sale of its school fundraising business, QSP, (iv) the anticipated lower growth rate for Advertising revenues at the Networks segment during 2012, (v) the anticipated decline in Operating Income at the Publishing segment in the first half of 2012 due primarily to expenses associated with investments related to its digital strategy and increases in production costs and (vi) anticipated continued softness in domestic magazine advertising and newsstand sales at the Publishing segment in the first quarter of 2012.

The Company’s forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. The Company’s actual results may vary materially from those expressed or implied in its forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

•

recent and future changes in technology, services and standards, including, but not limited to, alternative methods for the delivery, storage and consumption of digital media and evolving home entertainment formats;

•	changes in consumer behavior, including changes in spending behavior and changes in when, where and how they consume digital content;
•	the popularity of the Company’s content;
•	changes in the Company’s plans, initiatives and strategies, and consumer acceptance thereof;
•	competitive pressures, including as a result of audience fragmentation and changes in technology;
•	the Company’s ability to deal effectively with economic slowdowns or other economic or market difficulties;
•

changes in advertising market conditions or advertising expenditures due to, among other things, economic conditions, changes in consumer behavior, pressure from public interest groups, changes in laws and regulations and other societal or political developments;

•	piracy and the Company’s ability to exploit and protect its intellectual property rights in and to its content and other products;
•

lower than expected valuations associated with the cash flows and revenues at Time Warner’s segments, which could result in Time Warner’s inability to realize the value of recorded intangible assets and goodwill at those segments;

•

increased volatility or decreased liquidity in the capital markets, including any limitation on the Company’s ability to access the capital markets for debt securities, refinance its outstanding indebtedness or obtain bank financings on acceptable terms;

•	the effects of any significant acquisitions, dispositions and other similar transactions by the Company;
•	the failure to meet earnings expectations;
•	the adequacy of the Company’s risk management framework;
•	changes in U.S. GAAP or other applicable accounting policies;
•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses;
•	a disruption or failure of network and information systems or other technology on which the Company’s businesses rely;
•	the effect of union or labor disputes or player lockouts affecting the professional sports leagues whose programming is shown on the Company’s networks;
•	changes in tax, federal communication and other laws and regulations;
•	changes in foreign exchange rates and in the stability and existence of the Euro; and
•	the other risks and uncertainties detailed in Part I, Item 1A. “Risk Factors,” in this report.

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

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(millions, except per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and equivalents	$3,476	$3,663
Receivables, less allowances of $1,957 and $1,978	6,922	6,596
Inventories	1,890	1,920
Deferred income taxes	663	581
Prepaid expenses and other current assets	481	561

Total current assets	13,432	13,321

Noncurrent inventories and film costs	6,594	5,985
Investments, including available-for-sale securities	1,820	1,796
Property, plant and equipment, net	3,963	3,874
Intangible assets subject to amortization, net	2,232	2,492
Intangible assets not subject to amortization	7,805	7,827
Goodwill	30,029	29,994
Other assets	1,926	1,418

Total assets	$67,801	$66,707

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,815	$7,809
Deferred revenue	1,084	991
Debt due within one year	23	26

Total current liabilities	8,922	8,826

Long-term debt	19,501	16,523
Deferred income taxes	2,541	1,950
Deferred revenue	549	296
Other noncurrent liabilities	6,334	6,167
Commitments and Contingencies (Note 16)

Equity
Common stock, $0.01 par value, 1.652 billion and 1.641 billion shares issued and 974 million and 1.099 billion shares outstanding	17	16
Paid-in-capital	156,114	157,146
Treasury stock, at cost (678 million and 542 million shares)	(33,651)	(29,033)
Accumulated other comprehensive loss, net	(852)	(632)
Accumulated deficit	(91,671)	(94,557)

Total Time Warner Inc. shareholders’ equity	29,957	32,940
Noncontrolling interests	(3)	5

Total equity	29,954	32,945

Total liabilities and equity	$67,801	$66,707

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31,

(millions, except per share amounts)

	2011	2010	2009
Revenues:
Subscription	$9,523	$9,028	$8,445
Advertising	6,116	5,682	5,161
Content	12,635	11,565	11,074
Other	700	613	708

Total revenues	28,974	26,888	25,388
Costs of revenues	(16,311)	(15,023)	(14,235)
Selling, general and administrative	(6,439)	(6,126)	(6,073)
Amortization of intangible assets	(269)	(264)	(280)
Restructuring and severance costs	(113)	(97)	(212)
Asset impairments	(44)	(20)	(85)
Gain (loss) on operating assets	7	70	(33)

Operating income	5,805	5,428	4,470
Interest expense, net	(1,210)	(1,178)	(1,166)
Other loss, net	(229)	(331)	(67)

Income from continuing operations before income taxes	4,366	3,919	3,237
Income tax provision	(1,484)	(1,348)	(1,153)

Income from continuing operations	2,882	2,571	2,084
Discontinued operations, net of tax	—	—	428

Net income	2,882	2,571	2,512
Less Net (income) loss attributable to noncontrolling interests	4	7	(35)

Net income attributable to Time Warner Inc. shareholders	$2,886	$2,578	$2,477

Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$2,886	$2,578	$2,088
Discontinued operations, net of tax	—	—	389

Net income	$2,886	$2,578	$2,477

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$2.74	$2.27	$1.76
Discontinued operations	—	—	0.32

Basic net income per common share	$2.74	$2.27	$2.08

Average basic common shares outstanding	1,046.2	1,128.4	1,184.0

Diluted income per common share from continuing operations	$2.71	$2.25	$1.75
Discontinued operations	—	—	0.32

Diluted net income per common share	$2.71	$2.25	$2.07

Average diluted common shares outstanding	1,064.5	1,145.3	1,195.1

Cash dividends declared per share of common stock	$0.940	$0.850	$0.750

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31,

(millions)

	2011	2010	2009
Net income	$2,882	$2,571	$2,512

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(54)	(131)	222

Unrealized gains (losses) on securities:
Unrealized gains (losses) occurring during the period	4	(2)	1
Less Reclassification adjustment for (gains) losses realized in net income	—	1	(13)

Net gains (losses) on securities	4	(1)	(12)

Benefit obligations:
Unrealized gains (losses) occurring during the period	(209)	27	111
Less Reclassification adjustment for losses realized in net income	13	28	72

Net benefit obligations	(196)	55	183

Derivative financial instruments gains (losses):
Unrealized gains (losses) occurring during the period	7	(1)	(4)
Less Reclassification adjustment for losses realized in net income	19	26	39

Net gains on derivative financial instruments	26	25	35

Other comprehensive income (loss)	(220)	(52)	428

Comprehensive income	2,662	2,519	2,940
Less Comprehensive (income) loss attributable to noncontrolling interest	4	7	(36)

Comprehensive income attributable to Time Warner Inc. shareholders	$2,666	$2,526	$2,904

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,

(millions)

	2011	2010	2009
OPERATIONS
Net income	$2,882	$2,571	$2,512
Less Discontinued operations, net of tax	—	—	428

Net income from continuing operations	2,882	2,571	2,084
Adjustments for noncash and nonoperating items:
Depreciation and amortization	922	938	948
Amortization of film and television costs	7,668	6,663	6,403
Asset impairments	44	20	85
(Gain) loss on investments and other assets, net	168	(6)	49
Equity in losses of investee companies, net of cash distributions	95	38	74
Equity-based compensation	225	199	175
Deferred income taxes	135	89	346
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(613)	(645)	309
Inventories and film costs	(8,260)	(7,039)	(6,760)
Accounts payable and other liabilities	167	177	(742)
Other changes	15	309	415

Cash provided by operations from continuing operations	3,448	3,314	3,386

INVESTING ACTIVITIES
Investments in available-for-sale securities	(34)	(16)	(4)
Investments and acquisitions, net of cash acquired	(348)	(919)	(745)
Capital expenditures	(772)	(631)	(547)
Investment proceeds from available-for-sale securities	16	—	50
Proceeds from the Special Dividend paid by Time Warner Cable Inc.	—	—	9,253
Other investment proceeds	52	130	181

Cash provided (used) by investing activities from continuing operations	(1,086)	(1,436)	8,188

FINANCING ACTIVITIES
Borrowings	3,037	5,243	3,583
Debt repayments	(80)	(4,910)	(10,050)
Proceeds from exercise of stock options	204	121	56
Excess tax benefit on stock options	22	7	1
Principal payments on capital leases	(12)	(14)	(18)
Repurchases of common stock	(4,611)	(2,016)	(1,158)
Dividends paid	(997)	(971)	(897)
Other financing activities	(96)	(384)	(57)

Cash used by financing activities from continuing operations	(2,533)	(2,924)	(8,540)

Cash provided (used) by continuing operations	(171)	(1,046)	3,034

Cash provided (used) by operations from discontinued operations	(16)	(24)	1,324
Cash used by investing activities from discontinued operations	—	—	(763)
Cash used by financing activities from discontinued operations	—	—	(5,255)
Effect of change in cash and equivalents of discontinued operations	—	—	5,311

Cash provided (used) by discontinued operations	(16)	(24)	617

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(187)	(1,070)	3,651
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,663	4,733	1,082

CASH AND EQUIVALENTS AT END OF PERIOD	$3,476	$3,663	$4,733

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

(millions)

	Time Warner Shareholders’
	Common Stock	Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2008	$16	$169,564	$(25,836)	$(101,452)	$42,292	$3,035	$45,327
Net income	—	—	—	2,477	2,477	35	2,512
Other comprehensive income	—	—	—	427	427	1	428
Cash dividends	—	(897)	—	—	(897)	—	(897)
Common stock repurchases	—	—	(1,198)	—	(1,198)	—	(1,198)
Time Warner Cable Inc. Special Dividend	—	—	—	—	—	(1,603)	(1,603)
Time Warner Cable Inc. Spin-off	—	(7,213)	—	391	(6,822)	(1,167)	(7,989)
AOL Spin-off	—	(3,480)	—	278	(3,202)	—	(3,202)
Repurchase of Google’s interest in AOL	—	(155)	—	164	9	(292)	(283)
Noncontrolling interests of acquired businesses	—	—	—	—	—	(8)	(8)
Amounts related primarily to stock options and restricted stock(a)	—	310	—	—	310	—	310

BALANCE AT DECEMBER 31, 2009	$16	$158,129	$(27,034)	$(97,715)	$33,396	$1	$33,397

Net income	—	—	—	2,578	2,578	(7)	2,571
Other comprehensive loss	—	—	—	(52)	(52)	—	(52)
Cash dividends	—	(971)	—	—	(971)	—	(971)
Common stock repurchases	—	—	(1,999)	—	(1,999)	—	(1,999)
Noncontrolling interests of acquired businesses	—	—	—	—	—	11	11
Amounts related primarily to stock options and restricted stock(a)	—	(12)	—	—	(12)	—	(12)

BALANCE AT DECEMBER 31, 2010	$16	$157,146	$(29,033)	$(95,189)	$32,940	$5	$32,945

Net income	—	—	—	2,886	2,886	(4)	2,882
Other comprehensive loss	—	—	—	(220)	(220)	—	(220)
Cash dividends	—	(997)	—	—	(997)	—	(997)
Common stock repurchases	—	—	(4,618)	—	(4,618)	—	(4,618)
Noncontrolling interests of acquired businesses	—	—	—	—	—	(4)	(4)
Amounts related primarily to stock options and restricted stock(a)	1	(35)	—	—	(34)	—	(34)

BALANCE AT DECEMBER 31, 2011	$17	$156,114	$(33,651)	$(92,523)	$29,957	$(3)	$29,954

(a)	Amounts related primarily to stock options and restricted stock includes write-offs of deferred tax assets related to equity-based compensation.

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include television networks, filmed entertainment and publishing. Time Warner classifies its operations into three reportable segments: Networks: consisting principally of cable television networks and premium pay television services that provide programming; Filmed Entertainment: consisting principally of feature film, television, home video and videogame production and distribution; and Publishing: consisting principally of magazine publishing. Financial information for Time Warner’s various reportable segments is presented in Note 15.

Basis of Presentation

Basis of Consolidation

The consolidated financial statements include all of the assets, liabilities, revenues, expenses and cash flows of entities in which Time Warner has a controlling interest (“subsidiaries”). Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

The financial position and operating results of most of the Company’s foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Translation gains or losses on assets and liabilities are included as a component of Accumulated other comprehensive loss, net.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the December 31, 2011 presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.

Significant estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, multiple-element transactions, allowances for doubtful accounts, depreciation and amortization, the determination of ultimate revenues as it relates to amortization of capitalized film and programming costs and participations and residuals, home video and videogames product and magazine returns, business combinations, pension and other postretirement benefits, equity-based compensation, income taxes, contingencies, litigation matters, reporting revenue for certain transactions on a gross versus net basis, and the determination of whether the Company is the primary beneficiary of entities in which it holds variable interests.

Accounting Guidance Adopted in 2011

Presentation of Comprehensive Income

In 2011, the Company early adopted guidance on a retrospective basis requiring the presentation of the total of Comprehensive income, the components of Net income, and the components of Other comprehensive income in either a single continuous statement of Comprehensive income or in two separate but consecutive statements and eliminating the option to present the components of Other comprehensive income as part of the

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidated Statement of Equity. The Company elected to adopt this guidance by presenting the required information in two separate but consecutive statements. The effective date of certain provisions in this guidance pertaining to the presentation of reclassification adjustments out of Accumulated other comprehensive loss, net on the Consolidated Statement of Operations has been deferred; accordingly, the Company has not adopted these provisions. For more information, refer to the Consolidated Statement of Comprehensive Income and Note 10.

Disclosures about Participation in a Multiemployer Pension Plan

In 2011, the Company adopted guidance requiring additional disclosures regarding the Company’s participation in multiemployer pension and other postretirement plans. The adoption of this guidance did not affect the Company’s consolidated financial statements. For more information, see Note 13.

Testing Goodwill for Impairment

In 2011, the Company early adopted guidance that provides companies with an option to use a qualitative assessment to test Goodwill for impairment. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test will be performed. If the Company concludes that this is not the case, then the two-step impairment test will not be required. For 2011, the Company did not elect to perform a qualitative assessment to test Goodwill for impairment. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See “Asset Impairments” for more information.

Multiple-Deliverable Revenue Arrangements

On January 1, 2011, the Company adopted guidance related to the accounting for multiple-deliverable revenue arrangements, which amended the previous guidance for separating consideration in multiple-deliverable arrangements and established a selling price hierarchy for determining the selling price of a deliverable. This guidance is being applied prospectively to multiple-deliverable arrangements entered into on or after January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Securities and Exchange Commission (“SEC”) considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by Time Warner’s management and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors of the Company. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. The Company considers the policies relating to the following matters to be critical accounting policies:

•	Impairment of Goodwill and Intangible Assets (see pages 87 to 88);

•	Multiple-Element Transactions (see pages 92 to 93);

•	Income Taxes (see pages 94 to 95);

•	Film Cost Recognition, Participations and Residuals and Impairments (see page 92);

•	Gross versus Net Revenue Recognition (see pages 93 to 94); and

•	Sales Returns and Pricing Rebates (see page 84).

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Equivalents

Cash equivalents consist of investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. The Company monitors concentrations of credit risk with respect to Cash and equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar instruments. As of December 31, 2011, the majority of the Company’s Cash and equivalents were invested primarily with banks with a credit rating of at least A and in Rule 2a-7 money market mutual funds. At December 31, 2011, the Company did not have more than $500 million invested in any single bank or money market mutual fund.

Sales Returns and Pricing Rebates

Management’s estimate of product sales that will be returned, pricing rebates to grant and the amount of Receivables that will ultimately be collected is an area of judgment affecting reported Revenues and Net income. In estimating product sales that will be returned, management analyzes vendor sales of product, historical return trends, current economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any product sales that provide the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale. The Company’s products subject to return primarily include home entertainment product at the Filmed Entertainment and Networks segments and magazines at the Publishing segment. In estimating the reserve for pricing rebates, management considers the terms of the Company’s agreements with its customers that contain purchasing targets which, if met, would entitle the customer to a rebate. In those instances, management evaluates the customer’s actual and forecasted purchases to determine the appropriate reserve. At December 31, 2011 and 2010, total reserves for sales returns (which also reflects reserves for certain pricing allowances provided to customers) were $1.381 billion and $1.249 billion, respectively, at the Filmed Entertainment and Networks segments primarily related to home entertainment products (e.g., DVD and Blu-ray disc sales) and $296 million and $405 million, respectively, at the Publishing segment for magazines and direct marketing sales.

Allowance for Doubtful Accounts

The Company monitors customer credit risk related to accounts receivable, including noncurrent unbilled trade receivables primarily related to the international distribution of television product. Significant judgments and estimates are involved in evaluating if such amounts will ultimately be fully collected. Each division maintains a comprehensive approval process prior to issuing credit to third-party customers. On an ongoing basis, the Company tracks customer exposure based on news reports, ratings agency information and direct dialogue with customers. Counterparties that are determined to be of a higher risk are evaluated to assess whether the payment terms previously granted to them should be modified. The Company also monitors payment levels from customers, and a provision for estimated uncollectible amounts is maintained based on such payment levels, historical experience, management’s views on trends in the overall receivable agings at the different divisions and, for larger accounts, analyses of specific risks on a customer specific basis. At December 31, 2011 and 2010, total reserves for doubtful accounts were approximately $280 million and $324 million, respectively. Bad debt expense recognized during the years ended December 31, 2011, 2010 and 2009 totaled $30 million, $42 million and $84 million, respectively. In general, the Company does not require collateral with respect to its trade receivable arrangements.

Investments

Investments in companies in which Time Warner has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when Time Warner owns between 20% and 50% of the investee, holds substantial management rights or holds an interest of less than 20% in an investee that is a limited liability partnership or limited liability corporation that is treated as a flow-through entity.

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

Investments in companies in which Time Warner does not have a controlling interest or over which it is unable to exert significant influence are accounted for at market value if the investments are publicly traded. If the investment is not publicly traded, the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported, net of tax, in Accumulated other comprehensive loss, net, until the investment is sold or considered impaired (see “Asset Impairments” below), at which time the realized gain or loss is included in Other loss, net. Dividends and other distributions of earnings from both market-value investments and investments accounted for at cost are included in Other loss, net, when declared. For more information, see Note 4.

Consolidation

Time Warner consolidates all entities in which it has a controlling voting interest and all variable interest entities (“VIEs”) in which the Company is deemed to be the primary beneficiary. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. Time Warner periodically makes judgments in determining whether entities in which it invests are VIEs and, each reporting period, the Company assesses whether it is the primary beneficiary in any of its VIEs. Entities determined to be VIEs primarily consist of the Company’s investments in HBO Asia, HBO South Asia and HBO Latin America Group (“HBO LAG”) because the Company’s ownership and voting rights in these entities are disproportionate. These entities operate multi-channel premium pay and basic tier television services and are accounted for using the equity method. See Note 4 for additional information.

Derivative Instruments

The Company uses derivative instruments principally to manage the risk associated with movements in foreign currency exchange rates and recognizes all derivative instruments on the Consolidated Balance Sheet at fair value. Changes in fair value of derivative instruments that qualify for hedge accounting will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in shareholders’ equity as a component of Accumulated other comprehensive loss, net, until the hedged item is recognized in earnings, depending on whether the derivative instrument is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. For those derivative instruments that do not qualify for hedge accounting, changes in fair value are recognized immediately in earnings. See Note 7 for additional information regarding derivative instruments held by the Company and risk management strategies.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

whether a revision to its estimates of useful lives is warranted. Property, plant and equipment, including capital leases, consist of (millions):

	December 31,		Estimated Useful Lives
	2011	2010
Land(a)	$502	$499
Buildings and improvements	2,676	2,610	7 to 30 years
Capitalized software costs	1,770	1,597	3 to 7 years
Furniture, fixtures and other equipment	3,518	3,337	3 to 10 years

	8,466	8,043
Less accumulated depreciation	(4,503)	(4,169)

Total	$3,963	$3,874

(a)	Land is not depreciated.

Intangible Assets

As a creator and distributor of branded content and copyrighted entertainment products, Time Warner has a significant number of intangible assets, including acquired film and television libraries and other copyrighted products and tradenames. Time Warner does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted products, such as feature films and television series, generally are either expensed as incurred or capitalized. Intangible assets acquired in business combinations are recorded at the acquisition date fair value in the Company’s Consolidated Balance Sheet. Acquired film libraries are amortized using the film forecast computation model. For more information, see Note 2.

Asset Impairments

Investments

The Company’s investments consist of (i) fair-value investments, including available-for-sale securities and certain deferred compensation-related investments, (ii) investments accounted for using the cost method of accounting and (iii) investments accounted for using the equity method of accounting. The Company regularly reviews its investments for impairment, including when the carrying value of an investment exceeds its related market value. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the security in relation to its cost basis, (ii) the financial condition of the investee and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets, primarily tradenames, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Goodwill is tested for impairment at a level referred to as a reporting unit. A reporting unit is either the “operating segment level,” such as Warner Bros. Entertainment Group (“Warner Bros.”), Home Box Office, Inc. (“Home Box Office”), Turner Broadcasting System, Inc. (“Turner”) and Time Inc., or one level below, which is referred to as a “component” (e.g., Sports Illustrated, People). The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business. If the operations below the operating segment level are determined to be a self-sustaining business, testing is generally required to be performed at this level; however, if multiple self-sustaining business units exist within an operating segment level, an evaluation would be performed to determine if the multiple business units share resources that support the overall Goodwill balance. For purposes of the goodwill impairment test, Time Warner has identified Warner Bros., Home Box Office, Turner and Time Inc. as its reporting units.

In assessing Goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment review process is unnecessary. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform the first step of the two-step impairment review process. In 2011, the Company elected not to perform a qualitative assessment for goodwill. The first step of the two-step process involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including Goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis and, in certain cases, a combination of a DCF analysis and a market-based approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the DCF analyses are based on the Company’s most recent budgets and business plans and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If the estimated fair value of a reporting unit exceeds its carrying amount, the Goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s Goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of Goodwill is determined in the same manner as the amount of Goodwill recognized in a business combination (i.e., the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company’s 2011 annual impairment analyses did not result in any impairments of the Company’s Goodwill. The discount rates utilized in the 2011 analysis ranged from 10% to 11.5% and the terminal growth

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

rates used in the DCF analysis ranged from 2.75% to 3.25%. While none of the book values of the Company’s reporting units were within 10% of their respective fair values as of December 31, 2011, had the fair values of each of the Company’s reporting units been hypothetically lower by 20% as of December 31, 2011, the Time Inc. reporting unit book value would have exceeded fair value by approximately $400 million and the Warner Bros. reporting unit book value would have exceeded fair value by approximately $500 million. If this were to occur, the second step of the goodwill impairment test would need to be performed to determine the ultimate amount of impairment loss to record.

The annual impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. Common among such approaches is the “relief from royalty” methodology, which is used in estimating the fair value of the Company’s tradenames. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar tradenames are being licensed in the marketplace.

The performance of the Company’s 2011 annual impairment test for other intangible assets not subject to amortization resulted in a noncash impairment of $16 million related to two tradenames. The discount rates utilized in the 2011 analysis of other intangible assets ranged from 10.5% to 12% and the terminal growth rates used in the DCF analysis ranged from 2.75% to 3.25%. To illustrate the magnitude of potential impairment relative to future changes in estimated fair values, had the fair values of certain tradenames at Time Inc. and Turner with an aggregate carrying value of $631 million been hypothetically lower by 10% as of December 31, 2011, the book values of certain of those tradenames would have exceeded fair values by $9 million. Had the fair values of those tradenames been hypothetically lower by 20% as of December 31, 2011, the book values of certain of those tradenames would have exceeded fair values by $52 million.

Long-Lived Assets

Long-lived assets, including finite-lived intangible assets (e.g., tradenames, customer lists, film libraries and property, plant and equipment), do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the more likely than not disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for continued use requires a comparison of cash flows expected to be generated over the useful life of an asset or group of assets (“asset group”) against the carrying value of the asset group. An asset group is established by identifying the lowest level of cash flows generated by the asset or group of assets that are largely independent of the cash flows of other assets. If the intent is to hold the asset group for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset group against its carrying value. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the estimated fair value of the asset group and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset group. If the intent is to hold the asset group for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset group’s carrying value to its estimated fair value. To the extent the carrying value is greater than the estimated fair value, an impairment loss is recognized for the difference. Significant judgments in this area involve determining the appropriate asset group level at which to test, determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value. For more information, see Note 2.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting for Pension Plans

Time Warner and certain of its subsidiaries have both funded and unfunded defined benefit pension plans, the substantial majority of which are noncontributory, covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans, primarily noncontributory, covering international employees. Pension benefits are based on formulas that reflect the participating employees’ years of service and compensation. Time Warner uses a December 31 measurement date for its plans. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the interest factor implied by the discount rate and the rate of compensation increases. Additional information about plan amendments and the determination of pension-related assumptions is presented in Note 13.

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

The grant-date fair value of a stock option is estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company determines the volatility assumption for these stock options using implied volatilities data from its traded options. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise behavior of Time Warner employees. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Time Warner common stock at the date of grant. For more information, see Note 12.

Revenues and Costs

Networks

Subscription revenues are recognized as programming services are provided to cable system operators, satellite distribution services, telephone companies and other distributors (collectively, “affiliates”) based on negotiated contractual programming rates (or estimated programming rates if a contract has expired and a new contract has not been negotiated) for each affiliate. Management considers factors such as the previous contractual rates, inflation, current payments by the affiliate and the status of the negotiations in determining any estimates. When the new distribution contract terms are finalized, an adjustment to Subscription revenues is recorded, if necessary, to reflect the new terms. Such adjustments historically have not been significant.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

programming) is available for its first showing or telecast, and (iv) the license period has commenced. There are variations in the amortization methods of these rights, depending on whether the network is advertising-supported (e.g., TNT and TBS) or not advertising-supported (e.g., HBO).

For advertising-supported networks, the Company’s general policy is to amortize each program’s costs on a straight-line basis (or per-play basis, if greater) over its license period. There are, however, exceptions to this general policy. For example, for rights fees paid for sports programming arrangements (e.g., National Basketball Association, The National Collegiate Athletic Association (“NCAA”) Men’s Division I Basketball Tournament and Major League Baseball), programming costs are amortized using a revenue-forecast model, in which the rights fees are amortized using the ratio of current period advertising revenue to total estimated remaining advertising revenue over the term of the arrangement. The revenue-forecast model approximates the pattern with which the network will use and benefit from providing the sports programming. In addition, for certain types of programming, the initial airing has more value than subsequent airings. In these circumstances, the Company will use an accelerated method of amortization. For example, if the Company is licensing the right to air a movie multiple times over a certain period, the movie is being shown for the first time on a Company network (a “Network Movie Premiere”) and the Network Movie Premiere advertising is sold at a premium rate, a larger portion of the movie’s programming inventory cost is amortized upon the initial airing of the movie, with the remaining cost amortized on a straight-line basis (or per-play basis, if greater) over the remaining license period. The amortization that accelerates upon the first airing versus subsequent airings is determined based on a study of historical and estimated future advertising sales for similar programming.

For a premium pay television service that is not advertising-supported (e.g., HBO), each licensed program’s costs are amortized on a straight-line basis over its license period or estimated period of use, beginning with the month of initial exhibition. When the Company has the right to exhibit feature theatrical programming in multiple windows over a number of years, the Company uses historical audience viewership as its basis for determining the amount of a film’s programming amortization attributable to each window.

The Company carries each of its network’s programming inventory at the lower of unamortized cost or estimated net realizable value. For networks that earn both Advertising and Subscription revenues (e.g., TBS and TNT), the Company generally evaluates the net realizable value of unamortized programming costs based on the network’s programming taken as a whole. In assessing whether the programming inventory for a particular advertising-supported network is impaired, the Company determines the net realizable value for all of the network’s programming inventory based on a projection of the network’s estimated combined Subscription revenues and Advertising revenues. Similarly, for a premium pay television service that is not advertising-supported (e.g., HBO), the Company performs its evaluation of the net realizable value of unamortized programming costs based on the network’s programming taken as a whole. Specifically, the Company determines the net realizable value for all of its premium pay television service programming based on projections of estimated Subscription revenues and, where applicable, home video and other licensing revenues. However, changes in management’s intended usage of a program, such as a decision to no longer exhibit a particular program and forego the use of the rights associated with the program license, would result in a reassessment of that program’s net realizable value, which could result in an impairment.

Filmed Entertainment

Feature films typically are produced or acquired for initial exhibition in theaters, followed by distribution, generally commencing within three years of such initial exhibition, through home video, electronic sell-through, video-on-demand, premium cable, basic cable and broadcast networks. Theatrical revenues are recognized as the films are exhibited. Revenues from home video sales are recognized at the later of the delivery date or the date that the DVDs or Blu-ray Discs are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns. Revenues from the distribution of theatrical product through premium cable, basic cable and broadcast networks are recognized when the films are available to telecast.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Television films and series are initially produced for broadcast networks, cable networks or first-run television syndication and may be subsequently licensed for foreign or domestic cable, syndicated television and digital subscription services, as well as sold on home video. Revenues from the distribution of television programming are recognized when the films or series are available to telecast, except for advertising barter agreements, where the revenue is valued and recognized when the related advertisements are exhibited. In certain circumstances, pursuant to the terms of the applicable contractual arrangements, the availability dates granted to customers may precede the date the Company may bill the customers for these sales. Unbilled accounts receivable, which primarily relate to the distribution of television product at the Filmed Entertainment and Networks segments, totaled $2.975 billion and $2.339 billion at December 31, 2011 and December 31, 2010, respectively. Included in the unbilled accounts receivable at December 31, 2011 was $1.613 billion that is to be billed in the next twelve months. Similar to theatrical home video sales, revenues from home video sales of television films and series, less a provision for estimated returns, is recognized at the later of the delivery date or the date that DVDs or Blu-ray Discs are made widely available for sale or rental by retailers.

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

Film costs include the unamortized cost of completed theatrical films and television episodes, theatrical films and television series in production and film rights in preparation of development. Film costs are stated at the lower of cost, less accumulated amortization, or fair value. The amount of capitalized film costs recognized as Cost of revenues for a given period is determined using the film forecast computation method. Under this method, the amortization of capitalized costs and the accrual of participations and residuals is based on the proportion of the film’s revenues recognized for such period to the film’s estimated remaining ultimate revenues. The process of estimating a film’s ultimate revenues (i.e., the total revenue to be received throughout a film’s life cycle) is discussed further under “Film Cost Recognition, Participations and Residuals and Impairments.”

Inventories of theatrical and television product consist primarily of DVDs and Blu-ray Discs and are stated at the lower of cost or net realizable value. Cost is determined using the average cost method. Returned goods included in Inventory are valued at estimated realizable value, but not in excess of cost. For more information, see Note 6.

The Company enters into collaborative arrangements primarily related to arrangements with third parties to jointly finance and distribute certain of its theatrical productions. See “Accounting for Collaborative Arrangements” for more information.

Publishing

Magazine Subscription and Advertising revenues are recognized at the magazine cover date. The unearned portion of magazine subscriptions is deferred until the magazine cover date, at which time a proportionate share of the gross subscription price is included in revenues, net of any commissions paid to subscription agents. Also included in Subscription revenues are revenues generated from single-copy sales of magazines through retail outlets such as newsstands, supermarkets, convenience stores and drugstores and on certain digital devices and platforms, which may or may not result in future subscription sales. Advertising revenues from websites are recognized as the services are performed.

Certain products, such as magazines sold at newsstands and other merchandise, are sold to customers with the right to return unsold items. Revenues from such sales are recognized when the products are shipped, based on gross sales less a provision for future estimated returns based on historical experience.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Inventories of merchandise are stated at the lower of cost or estimated realizable value. Cost is determined using primarily the average cost method. Returned merchandise included in Inventory is valued at estimated realizable value, but not in excess of cost. For more information, see Note 6.

Film Cost Recognition, Participations and Residuals and Impairments

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

Prior to the theatrical release of a film, management bases its estimates of ultimate revenues for each film on factors such as the historical performance of similar films, the star power of the lead actors and actresses, the rating and genre of the film, pre-release market research (including test market screenings) and the expected number of theaters in which the film will be released. Management updates such estimates based on information available during the film’s production and, upon release, the actual results of each film. Changes in estimates of ultimate revenues from period to period affect the amount of film costs amortized in a given period and, therefore, could have an impact on the segment’s financial results for that period. For example, prior to a film’s release, the Company often will test market the film to the film’s targeted demographic. If the film is not received favorably, the Company may (i) reduce the film’s estimated ultimate revenues, (ii) revise the film, which could cause the production costs to increase or (iii) perform a combination of both. Similarly, a film that generates lower-than-expected theatrical revenues in its initial weeks of release would have its theatrical, home video and television distribution ultimate revenues adjusted downward. A failure to adjust for a downward change in estimates of ultimate revenues could result in the understatement of film costs amortization for the period. The Company recorded film cost amortization of $3.970 billion, $3.407 billion and $3.180 billion in 2011, 2010 and 2009, respectively. Included in film cost amortization are film impairments primarily related to pre-release theatrical films of $74 million, $78 million and $85 million in 2011, 2010 and 2009, respectively.

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

Multiple-Element Transactions

In the normal course of business, the Company enters into transactions, referred to as multiple-element transactions, that involve making judgments about allocating consideration to the various elements. While the more common type of multiple-element transactions encountered by the Company involve the sale or purchase of multiple products or services (e.g., licensing multiple film titles in a single arrangement), multiple element transactions can also involve contemporaneous purchase and sales transactions, the settlement of an outstanding

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

dispute contemporaneous with the purchase of a product or service, as well as investing in an investee while at the same time entering into an operating agreement. In accounting for multiple-element transactions, judgment must be exercised in identifying the separate elements in a bundled transaction as well as determining the values of these elements. These judgments can impact the amount of revenues, expenses and net income recognized over the term of the contract, as well as the period in which they are recognized.

In determining the value of the respective elements, the Company refers to quoted market prices (where available), independent appraisals (where available), historical transactions or comparable cash transactions and the Company’s best estimate of selling price. Other indicators of value include the existence of price protection in the form of “most-favored-nation” clauses or similar contractual provisions and individual elements whose values are dependent on future performance (and based on independent factors). Further, in such transactions, evidence of value for one element of a transaction may provide support that value was not transferred from one element in a transaction to another element in a transaction.

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

The following are examples of arrangements where the Company is an intermediary or uses an intermediary:

•

The Filmed Entertainment segment provides distribution services to third-party companies.    The Filmed Entertainment segment may provide distribution services for an independent third-party company for the worldwide distribution of theatrical films, home video, television programs and/or videogames. The independent third-party company may retain final approval over the distribution, marketing, advertising and publicity for each film or videogame in all media, including the timing and extent of the releases, the pricing and packaging of packaged goods units and approval of all television licenses. The Filmed Entertainment segment records revenue generated in these distribution arrangements on a gross basis when it (i) is the merchant of record for the licensing arrangements, (ii) is the licensor/contracting party, (iii) provides the materials to licensees, (iv) handles the billing and collection of all amounts due under such arrangements and (v) bears the risk of loss related to distribution advances and/or the packaged goods inventory. If the Filmed Entertainment segment does not bear the risk of loss as described in the previous sentence, the arrangements are accounted for on a net basis.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

contact with the customer, (ii) performs all of the billing and collection activities, and (iii) passes the proceeds from the subscription to the Publishing segment after deducting the agent’s commission.

Accounting for Collaborative Arrangements

The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute theatrical productions (“co-financing arrangements”) and an arrangement entered into with CBS Broadcasting, Inc. (“CBS”) regarding the exclusive television, Internet and wireless rights to the NCAA Division I Men’s Basketball Championship events (the “NCAA Tournament”) in the United States and its territories and possessions from 2011 through 2024.

In most cases, the form of the co-financing arrangement is the sale of an economic interest in a film to an investor. The Filmed Entertainment segment generally records the amounts received for the sale of an economic interest as a reduction of the costs of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, in each period the Company reflects in the Consolidated Statement of Operations either a charge or benefit to Costs of revenues to reflect the estimate of the third-party investor’s interest in the profits or losses incurred on the film. The estimate of the third-party investor’s interest in profits or losses incurred on the film is determined using the film forecast computation method. For the years ended December 31, 2011, 2010 and 2009, net participation costs of $336 million, $508 million and $321 million, respectively, were recorded in Costs of revenues.

As it relates to the NCAA Tournament arrangement, the aggregate programming rights fee, production costs, advertising revenues and sponsorship revenues are equally shared by Turner and CBS. In the event, however, that the amount paid for the programming rights fee and production costs in any given year exceeds advertising and sponsorship revenues, CBS’ share of such shortfall is limited to specified annual amounts (the “loss cap”), ranging from approximately $90 million to $30 million. The amount incurred by the Company pursuant to the loss cap during the year ended December 31, 2011 was not significant. In accounting for this arrangement, the Company recorded Advertising revenues for the advertisements aired on Turner’s networks and amortized Turner’s share of the programming rights fee based on the ratio of current period advertising revenues to its estimate of total advertising revenues over the term of the arrangement.

Advertising Costs

Time Warner expenses advertising costs as they are incurred, which generally is when the advertising is exhibited or aired. Advertising expense to third parties was $2.987 billion in 2011, $2.824 billion in 2010 and $2.562 billion in 2009.

Income Taxes

Income taxes are provided using the asset and liability method, such that income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses and tax credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recognized in the Consolidated Statement of Operations. Research and development credits are recorded based on the amount of benefit the Company believes is more likely than not of being earned. The majority of such research and

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

development benefits have been recorded to shareholders’ equity as they resulted from stock option deductions for which such amounts are recorded as an increase to Paid-in-capital. Tax credits received for the production of a film or program are offset against the cost of inventory capitalized.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on its interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be more likely than not of being sustained upon examination based on their technical merits. There is considerable judgment involved in determining whether positions taken on the Company’s tax returns are more likely than not of being sustained.

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

The performance of the Company’s annual impairment analysis did not result in any impairments of Goodwill in 2011, 2010 or 2009. Refer to Note 1 for a discussion of the 2011 annual impairment test.

In 2011, the Company recorded noncash impairments of intangible assets primarily related to certain tradenames of $13 million at the Publishing segment, $5 million at the Networks segment and $1 million at the Filmed Entertainment segment. In 2010, the Company recorded noncash impairments of intangible assets of $9 million related to the termination of a videogames licensing relationship at the Filmed Entertainment segment and $11 million related to certain other intangibles at the Publishing segment. In 2009, the Company recorded a $52 million noncash impairment of intangible assets at the Networks segment related to Turner’s interest in a general entertainment network in India.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The impairments noted above did not result in non-compliance with respect to any debt covenants.

The following summary of changes in the Company’s Goodwill related to continuing operations during the years ended December 31, 2011 and 2010, by reportable segment, is as follows (millions):

	December 31, 2009	Acquisitions, Dispositions and Adjustments	Translation Adjustments	December 31, 2010	Acquisitions, Dispositions and Adjustments	Translation Adjustments	December 31, 2011
Networks
Gross goodwill	$34,319	$192	$(2)	$34,509	$11	$(10)	$34,510
Impairments	(13,277)	—	—	(13,277)	—	—	(13,277)

Net goodwill	21,042	192	(2)	21,232	11	(10)	21,233

Filmed Entertainment
Gross goodwill	9,517	197	(5)	9,709	47	(2)	9,754
Impairments	(4,091)	—	—	(4,091)	—	—	(4,091)

Net goodwill	5,426	197	(5)	5,618	47	(2)	5,663

Publishing
Gross goodwill	18,459	2	(29)	18,432	—	(11)	18,421
Impairments	(15,288)	—	—	(15,288)	—	—	(15,288)

Net goodwill	3,171	2	(29)	3,144	—	(11)	3,133

Time Warner
Gross goodwill	62,295	391	(36)	62,650	58	(23)	62,685
Impairments	(32,656)	—	—	(32,656)	—	—	(32,656)

Net goodwill	$29,639	$391	$(36)	$29,994	$58	$(23)	$30,029

The Company’s intangible assets and related accumulated amortization consisted of the following (millions):

	December 31, 2011			December 31, 2010
	Gross	Accumulated Amortization(a)	Net	Gross	Accumulated Amortization(a)	Net
Intangible assets subject to amortization:
Film library	$3,514	$(2,194)	$1,320	$3,534	$(2,036)	$1,498
Brands, tradenames and other intangible assets	2,015	(1,103)	912	2,000	(1,006)	994

Total	$5,529	$(3,297)	$2,232	$5,534	$(3,042)	$2,492

(a)

The film library is amortized using a film forecast methodology. Amortization of brands, tradenames and other intangible assets subject to amortization is provided generally on a straight-line basis over their respective useful lives.

The Company recorded amortization expense of $269 million in 2011 compared to $264 million in 2010 and $280 million in 2009. Based on the amount of intangible assets subject to amortization at December 31, 2011, the estimated amortization expense for each of the succeeding five years ended December 31 is as follows: 2012 — $252 million; 2013 — $238 million; 2014 — $230 million, 2015 — $213 million; and 2016 — $207 million. These amounts may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

HBO LAG

On March 9, 2010, Home Box Office purchased additional interests in HBO LAG for $217 million in cash, which resulted in Home Box Office owning 80% of the equity interests of HBO LAG. On November 18, 2010, one of the remaining partners in HBO LAG exercised its put option to sell its remaining 8% equity interest in HBO LAG to Home Box Office for approximately $65 million in cash. The transaction closed in the first quarter of 2011 and resulted in Home Box Office owning 88% of the equity interests of HBO LAG. Refer to Note 1 for more information.

HBO Central Europe Acquisition

On January 27, 2010, Home Box Office purchased the remainder of its partners’ interests in HBO Central Europe (“HBO CE”) for $136 million in cash, net of cash acquired. HBO CE operates the HBO and Cinemax multi-channel premium pay television services serving various territories in Central Europe. The Company has consolidated the results of operations and financial condition of HBO CE beginning January 27, 2010. Prior to this transaction, Home Box Office held a 33% interest in HBO CE, which was accounted for under the equity method of accounting. Upon the acquisition of the controlling interest in HBO CE, a gain of $59 million was recognized reflecting the excess of the fair value over the Company’s carrying cost of its original investment in HBO CE. The fair value of Home Box Office’s original investment in HBO CE of $78 million was determined using the consideration paid in the January 27, 2010 purchase, which was primarily derived using a combination of market and income valuation techniques.

CME Investment

Central European Media Enterprises Ltd. (“CME”) is a publicly-traded broadcasting company operating leading networks in six Central and Eastern European countries. On May 18, 2009, the Company completed an equity investment in CME for $246 million in cash. In the first quarter of 2011, the Company completed an additional equity investment in CME for $61 million in cash. As of December 31, 2011, the Company holds an approximate 34% economic interest in CME. In connection with its investment, Time Warner agreed to allow CME founder and Non-Executive Chairman Ronald S. Lauder to vote Time Warner’s shares of CME until at least May 2013, subject to certain exceptions. The Company’s investment in CME is being accounted for under the cost method of accounting. In the fourth quarter of 2011, the Company recorded a $163 million noncash impairment related to its investment in CME.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Discontinued Operations

AOL Separation from Time Warner

On July 8, 2009, the Company repurchased Google Inc.’s (“Google”) 5% interest in the AOL business for $283 million in cash, which amount included a payment in respect of Google’s pro rata share of cash distributions to Time Warner by AOL attributable to the period of Google’s investment in AOL. After repurchasing this stake, Time Warner owned all of the shares of AOL.

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

TWC Separation from Time Warner

On March 12, 2009 (the “Distribution Record Date”), the Company disposed of all of its shares of Time Warner Cable Inc. (“TWC”) common stock. The disposition was made pursuant to a separation agreement entered into on May 20, 2008, among Time Warner, TWC and certain of their subsidiaries (the “Separation Agreement”) for the purpose of legally and structurally separating TWC from Time Warner (the “TWC Separation”). The TWC Separation was effected as a pro rata dividend of all shares of TWC common stock held by Time Warner in a spin-off to Time Warner stockholders.

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

Financial data for the discontinued operations is as follows (millions, except per share amounts):

Year Ended December 31, 2009
Total revenues	$6,500
Pretax income	849
Income tax provision	(421)

Net income	$428

Net income attributable to Time Warner Inc. shareholders	$389

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income per common share	$0.32

Diluted net income per common share	$0.32

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discontinued operations for the year ended December 31, 2009 included direct transaction costs (e.g., legal and professional fees) related to the separations of TWC and AOL of $112 million. The Networks segment of Time Warner recognized approximately $170 million of Subscription revenues from TWC in 2009 through the Distribution Record Date.

4.	INVESTMENTS

The Company’s investments consist of equity-method investments, fair-value and other investments, including available-for-sale securities, and cost-method investments. Time Warner’s investments, by category, consist of (millions):

	December 31,
	2011	2010
Equity-method investments	$939	$883
Fair-value and other investments, including available-for-sale securities	677	600
Cost-method investments	204	313

Total	$1,820	$1,796

Equity-Method Investments

At December 31, 2011, investments accounted for using the equity method primarily included the Company’s investments in HBO LAG (88% owned), HBO Asia (80% owned), HBO South Asia (75% owned) and certain other network and filmed entertainment ventures that are generally 20% to 50% owned.

HBO LAG, HBO Asia and HBO South Asia are VIEs and, because voting control of each of these entities is shared equally with other investors, the Company has determined that it is not the primary beneficiary of these VIEs. As of December 31, 2011 and December 31, 2010, the Company’s aggregate investment in HBO LAG, HBO Asia and HBO South Asia was $682 million and $597 million, respectively, and was recorded in Investments, including available-for-sale securities, in the Consolidated Balance Sheet. These investments are intended to enable the Company to more broadly leverage its programming and digital strategy in the territories served and to capitalize on growing multi-channel television opportunities in such territories. The Company provides programming as well as certain services, including distribution, licensing and technological and administrative support, to these entities. These entities are financed through cash flows from their operations, and the Company is not obligated to provide them with any additional financial support. In addition, the assets of these entities are not available to settle the Company’s obligations.

Fair-Value and Other Investments, Including Available-for-Sale Securities

Fair-value and other investments include deferred compensation-related investments and available-for-sale securities of $591 million and $86 million, respectively, as of December 31, 2011 and $547 million and $53 million, respectively, as of December 31, 2010.

Deferred compensation-related investments included $254 million and $248 million at December 31, 2011 and 2010, respectively, which were recorded at fair value, and $337 million and $299 million at December 31, 2011 and 2010, respectively, of life insurance-related investments, which were recorded at cash surrender value.

Available-for-sale securities are recorded at fair value in the Consolidated Balance Sheet, and the realized gains and losses are included as a component of Other loss, net in the Consolidated Statement of Operations.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The cost basis, unrealized gains and fair market value of available-for-sale securities are set forth below (millions):

	December 31,
	2011	2010
Cost basis	$66	$39
Gross unrealized gain	20	14

Fair value	$86	$53

Gains and losses reclassified from Accumulated other comprehensive loss, net to Other loss, net in the Consolidated Statement of Operations are determined based on the specific identification method.

Cost-Method Investments

The Company’s cost-method investments typically include investments in start-up companies and investment funds as well as its investment in CME. The Company uses available qualitative and quantitative information to evaluate all cost-method investments for impairment at least quarterly.

Gain on Sale of Investments

For the year ended December 31, 2011, the Company recognized net gains of $14 million related to the sale of various investments. For the year ended December 31, 2010, the Company recognized net gains of $20 million related to the sale of various investments. For the year ended December 31, 2009, the Company recognized net gains of $52 million related to the sale of investments, primarily consisting of a $28 million gain on the sale of the Company’s investment in TiVo Inc. and a $17 million gain on the sale of the Company’s investment in Eidos, plc.

Investment Writedowns

For the years ended December 31, 2011, 2010 and 2009, the Company incurred writedowns to reduce the carrying value of certain investments that experienced other-than-temporary impairments.

For the year ended December 31, 2011, the writedowns were $180 million, including $11 million related to equity-method investments and $169 million of cost-method investments, primarily related to CME. For the year ended December 31, 2010, the writedowns were $7 million, including $1 million related to equity-method investments and $6 million of cost-method investments. For the year ended December 31, 2009, the writedowns were $73 million, including $41 million related to equity-method investments, primarily at the Networks segment, and $15 million of available-for-sale securities.

While Time Warner has recognized all declines that are believed to be other-than-temporary as of December 31, 2011, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. or certain foreign equity markets experience further declines in value.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2011 and December 31, 2010, respectively (millions):

	Fair Value Measurements
	December 31, 2011				December 31, 2010
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities(a)	$265	$5	$—	$270	$261	$4	$—	$265
Available-for-sale securities:
Equity securities	14	—	—	14	12	—	—	12
Debt securities	—	72	—	72	—	41	—	41
Derivatives:
Foreign exchange contracts	—	28	—	28	—	17	—	17
Other	4	—	20	24	4	—	19	23
Liabilities:
Derivatives:
Foreign exchange contracts	—	—	—	—	—	(20)	—	(20)
Other	—	—	(17)	(17)	—	—	(28)	(28)

Total	$283	$105	$3	$391	$277	$42	$ (9)	$310

(a)	Consists of deferred compensation related investments.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the years ended December 31, 2011 and 2010, respectively, on such assets and liabilities that were included in the Consolidated Balance Sheet as of December 31, 2011 and 2010, respectively (millions):

	Derivatives
	December 31, 2011	December 31, 2010
Balance as of the beginning of the period	$(9)	$20
Total gains (losses):
Included in operating income	9	17
Included in other loss, net	2	16
Included in other comprehensive income	—	—
Settlements	2	(7)
Issuances	(1)	(55)
Transfers in and/or out of Level 3	—	—

Balance as of the end of the period	$3	$(9)

Net gain for the period included in net income related to assets and liabilities still held as of the end of the period	$11	$18

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at December 31, 2011, the fair value of Time Warner’s debt exceeded its carrying value by approximately $3.549 billion and, at December 31, 2010, the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.269 billion. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of the financial instruments or because the financial instruments are of a longer-term nature and are recorded on a discounted basis. For the remainder of the Company’s other financial instruments, differences between the carrying value and fair value are not significant at December 31, 2011. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

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

In determining the fair value of its films, the Company employs a DCF methodology with assumptions for cash flows for periods not exceeding ten years. Key inputs employed in the DCF methodology include estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular film. The fair value of any film costs associated with

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

a film that management plans to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement. During the year ended December 31, 2011, certain film costs, which were recorded as inventory in the Consolidated Balance Sheet, were written down to $400 million from their carrying value of $511 million. During the year ended December 31, 2010, certain film costs, which were recorded as Inventories in the Consolidated Balance Sheet, were written down to $81 million from their carrying value of $168 million.

6.	INVENTORIES AND FILM COSTS

Inventories and film costs consist of (millions):

	December 31, 2011	December 31, 2010
Inventories:
Programming costs, less amortization	$3,321	$3,441
DVDs, books, paper and other merchandise	340	360

Total inventories	3,661	3,801
Less: current portion of inventory	(1,890)	(1,920)

Total noncurrent inventories	1,771	1,881

Film costs — Theatrical:(a)
Released, less amortization	844	655
Completed and not released	295	166
In production	1,592	1,379
Development and pre-production	87	98
Film costs — Television:(a)
Released, less amortization	1,141	929
Completed and not released	360	300
In production	499	571
Development and pre-production	5	6

Total film costs	4,823	4,104

Total noncurrent inventories and film costs	$6,594	$5,985

(a)

Does not include $1.320 billion and $1.498 billion of net film library costs as of December 31, 2011 and December 31, 2010, respectively, which are included in Intangible assets subject to amortization in the Consolidated Balance Sheet.

Approximately 92% of unamortized film costs for released theatrical and television product are expected to be amortized within three years from December 31, 2011. In addition, approximately $1.8 billion of the film costs of released and completed and not released theatrical and television product are expected to be amortized during the twelve-month period ending December 31, 2012. At December 31, 2011 and 2010, there were $182 million and $208 million, respectively of unamortized computer software costs related to videogames included within theatrical film costs. Amortization of such costs was $163 million, $40 million and $57 million for the years ended December 31, 2011, 2010 and 2009, respectively.

7.	DERIVATIVE INSTRUMENTS

Time Warner uses derivative instruments, principally forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The principal currencies being hedged include the British Pound,

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Gains and losses from hedging activities recognized in the Consolidated Statement of Operations, including hedge ineffectiveness, were not material for the years ended December 31, 2011, 2010 and 2009. In addition, such gains and losses were largely offset by corresponding economic gains or losses from the respective transactions that were hedged.

The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at December 31, 2011 and December 31, 2010 (millions):

	December 31, 2011	December 31, 2010
Qualifying Hedges
Assets	$105	$86
Liabilities	(91)	(79)
Economic Hedges
Assets	$30	$17
Liabilities	(16)	(27)

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions. Additionally, netting provisions are included in existing agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within Prepaid expenses and other current assets or Accounts payable and accrued liabilities in the Company’s Consolidated Balance Sheet. At December 31, 2011 and December 31, 2010, $19 million of gains and $21 million of losses, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net are deferred net gains of less than $1 million and $17 million at December 31, 2011 and December 31, 2010, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The Company’s long-term debt and other financing arrangements consist of revolving bank credit facilities, a commercial paper program, fixed-rate public debt and other obligations.

Long-term debt consists of (millions)(a):

	Outstanding Debt
	December 31, 2011	December 31, 2010
Fixed-rate public debt	$19,251	$16,276
Other obligations	273	273

Subtotal	19,524	16,549
Debt due within one year	(23)	(26)

Total long-term debt	$19,501	$16,523

(a)	Represents principal amounts adjusted for premiums and discounts.

The Company’s unused committed capacity as of December 31, 2011 was $8.536 billion, including $3.476 billion of Cash and equivalents. At December 31, 2011, there were no borrowings outstanding under the Revolving Credit Facilities, as defined below, and no commercial paper was outstanding under the commercial paper program. The Revolving Credit Facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted-average interest rate on Time Warner’s total debt was 6.35% and 6.52% at December 31, 2011 and 2010, respectively.

Revolving Credit Facilities and Commercial Paper Program

Revolving Credit Facilities

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

The permitted borrowers under the Credit Agreement are Time Warner and Time Warner International Finance Limited (“TWIFL” and together with Time Warner, the “Borrowers”). The interest rate on borrowings and facility fees under the Revolving Credit Facilities are based on the credit rating for Time Warner’s senior unsecured long-term debt. Based on the credit rating as of December 31, 2011, the interest rate on borrowings under the Four-Year Revolving Credit Facility would be LIBOR plus 1.10% per annum and the facility fee was 0.15% per annum, and the interest rate on borrowings under the Five-Year Revolving Credit Facility would be LIBOR plus 1.075% per annum and the facility fee was 0.175% per annum.

The Credit Agreement provides same-day funding and multi-currency capability, and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The covenants for the Credit Agreement include a maximum consolidated leverage ratio covenant of 4.5 times the

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consolidated EBITDA, as defined in the Credit Agreement, of Time Warner, but exclude any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. The terms and related financial metrics associated with the leverage ratio are defined in the Credit Agreement. At December 31, 2011, the Company was in compliance with the leverage covenant, with a consolidated leverage ratio of approximately 2.33 times. Borrowings under the Revolving Credit Facilities may be used for general corporate purposes, and unused credit is available to support borrowings by Time Warner under its commercial paper program. The Credit Agreement also contains certain events of default customary for credit facilities of this type (with customary grace periods, as applicable). The Borrowers may from time to time, so long as no default or event of default has occurred and is continuing, increase the commitments under either or both of the Revolving Credit Facilities by up to $500 million per facility by adding new commitments or increasing the commitments of willing lenders. The obligations of each of the Borrowers under the Credit Agreement are directly or indirectly guaranteed, on an unsecured basis by Historic TW Inc. (“Historic TW”), Home Box Office and Turner. The obligations of TWIFL under the Credit Agreement are also guaranteed by Time Warner.

Commercial Paper Program

The Company has a commercial paper program, which was established on February 16, 2011 on a private placement basis, under which Time Warner may issue unsecured commercial paper notes up to a maximum aggregate amount not to exceed the unused committed capacity under the $5.0 billion Revolving Credit Facilities, which support the commercial paper program. Proceeds from the commercial paper program may be used for general corporate purposes. The obligations of the Company under the commercial paper program are directly or indirectly guaranteed on an unsecured basis by Historic TW, Home Box Office and Turner.

Public Debt

Time Warner and certain of its subsidiaries have various public debt issuances outstanding. At issuance, the maturities of these outstanding series of debt ranged from five to 40 years and the interest rates on debt with fixed interest rates ranged from 3.15% to 9.15%. At December 31, 2011 and 2010, the weighted average interest rate on the Company’s outstanding fixed-rate public debt was 6.37% and 6.55%, respectively. At December 31, 2011, the Company’s fixed-rate public debt had maturities ranging from 2012 to 2041.

2011 Debt Offerings

Time Warner has a shelf registration statement filed with the SEC that allows it to offer and sell from time to time debt securities, preferred stock, common stock and warrants to purchase debt and equity securities.

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

The securities issued pursuant to the April 2011 Debt Offering and October 2011 Debt Offering are directly or indirectly guaranteed, on an unsecured basis, by Historic TW, Home Box Office and Turner.

Maturities of Public Debt

The Company’s public debt matures as follows (millions):

	2012	2013	2014	2015	2016	Thereafter
Debt	$638	732	—	1,000	1,150	15,881

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Covenants and Rating Triggers

Each of the Company’s Credit Agreement and public debt indentures contain customary covenants. A breach of such covenants in the Credit Agreement that continues beyond any grace period constitutes a default, which can limit the Company’s ability to borrow and can give rise to a right of the lenders to terminate the Revolving Credit Facilities and/or require immediate payment of any outstanding debt. A breach of such covenants in the public debt indentures beyond any grace period constitutes a default which can require immediate payment of the outstanding debt. There are no rating-based defaults or covenants in the Credit Agreement or public debt indentures.

The interest rate on borrowings under the Revolving Credit Facilities and the facility fee are based in part on the Company’s credit ratings. Therefore, in the event that the Company’s credit ratings decrease, the cost of maintaining the Revolving Credit Facilities and the cost of borrowing increase and, conversely, if the ratings improve, such costs decrease. As of December 31, 2011, the Company’s investment grade debt ratings were as follows: Fitch BBB, Moody’s Baa2, and S&P BBB.

As of December 31, 2011, the Company was in compliance with all covenants in the Credit Agreement and its public debt indentures. The Company does not anticipate that it will have any difficulty in the foreseeable future complying with the covenants in its Credit Agreement or public debt indentures.

Other Obligations

Other long-term debt obligations consist of non-recourse debt, capital lease and other obligations, including committed financings by subsidiaries under local bank credit agreements. At both December 31, 2011 and 2010, the weighted average interest rate for other long-term debt obligations was 4.57%.

Capital Leases

The Company has entered into various leases primarily related to network equipment that qualify as capital lease obligations. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capital lease obligation in the Consolidated Balance Sheet. Assets recorded under capital lease obligations totaled $150 million and $149 million as of December 31, 2011 and 2010, respectively. Related accumulated amortization totaled $79 million and $81 million as of December 31, 2011 and 2010, respectively.

Future minimum capital lease payments at December 31, 2011 are as follows (millions):

2012	$17
2013	16
2014	13
2015	11
2016	10
Thereafter	30

Total	97
Amount representing interest	(18)

Present value of minimum lease payments	79
Current portion	(12)

Total long-term portion	$67

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Although these transactions often differ in form, they generally involve circumstances in which the Company enters into a sale-leaseback arrangement involving its film product with third-party SPEs owned by the foreign investors. The Company maintains its rights and control over the use of its film product. The Company does not have a controlling financial interest in, and accordingly does not consolidate, these SPEs. In addition, the Company does not guarantee and is not otherwise responsible for the equity and debt in these SPEs and does not participate in the profits or losses of these SPEs. The Company accounts for these arrangements based on their substance. That is, the Company records the costs of producing the films as an asset and records the net benefit received from the investors as a reduction of film costs resulting in lower film cost amortization for the films involved in the arrangement. At December 31, 2011, such SPEs were capitalized with approximately $3.1 billion of debt and equity from the third-party investors. These transactions resulted in reductions of film cost amortization totaling $34 million, $7 million and $14 million during the years ended December 31, 2011, 2010 and 2009, respectively.

9.	INCOME TAXES

Domestic and foreign income before income taxes and discontinued operations are as follows (millions):

	Year Ended December 31,
	2011	2010	2009
Domestic	$4,285	$3,575	$3,235
Foreign	81	344	2

Total	$4,366	$3,919	$3,237

Current and Deferred income taxes (tax benefits) provided on Income from continuing operations are as follows (millions):

	Year Ended December 31,
	2011	2010	2009
Federal:
Current	$922	$764	$413
Deferred	178	84	467
Foreign:
Current(a)	364	375	342
Deferred	(52)	(23)	(84)
State and Local:
Current	63	120	51
Deferred	9	28	(36)

Total	$1,484	$1,348	$1,153

(a)	Includes foreign withholding taxes of $244 million in 2011, $226 million in 2010 and $216 million in 2009.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below (millions):

	Year Ended December 31,
	2011	2010	2009
Taxes on income at U.S. federal statutory rate	$1,528	$1,372	$1,133
State and local taxes, net of federal tax effects	71	73	78
Domestic production activities deduction	(123)	(96)	(69)
Other	8	(1)	11

Total	$1,484	$1,348	$1,153

Significant components of Time Warner’s net deferred tax liabilities are as follows (millions):

	December 31,
	2011	2010
Deferred tax assets:
Tax attribute carryforwards(a)	$889	$758
Receivable allowances and return reserves	274	270
Royalties, participations and residuals	438	419
Investments	188	179
Equity-based compensation	443	891
Amortization and depreciation	130	410
Other	1,131	986
Valuation allowances(a)	(640)	(594)

Total deferred tax assets	$2,853	$3,319

Deferred tax liabilities:
Assets acquired in business combinations	$3,641	$3,754
Unbilled television receivables	939	780
Unremitted earnings of foreign subsidiaries	151	154

Total deferred tax liabilities	4,731	4,688

Net deferred tax liability	$1,878	$1,369

(a)

The Company has recorded valuation allowances for certain tax attribute carryforwards and other deferred tax assets due to uncertainty that exists regarding future realizability. The tax attribute carryforwards consist of $340 million of tax credits, $216 million of capital losses and $333 million of net operating losses that expire in varying amounts from 2012 through 2031. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the Consolidated Statement of Operations.

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $1.9 billion at December 31, 2011. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

For accounting purposes, the Company records equity-based compensation expense and a related deferred tax asset for the future tax deductions it may receive. For income tax purposes, the Company receives a tax deduction equal to the stock price on the date that a restricted stock unit (or performance share unit) vests or the excess of the stock price over the exercise price of an option upon exercise. The deferred tax asset is comprised of amounts relating to individual unvested and/or unexercised equity-based compensation award; accordingly, deferred tax assets related to certain equity awards may currently be in excess of the tax benefit ultimately received. The applicable accounting rules require that the deferred tax asset related to an equity-based compensation award be reduced only at the time the award vests (in the case of a restricted stock unit or

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

performance share unit), is exercised (in the case of a stock option) or otherwise expires or is cancelled. This reduction is recorded as an adjustment to additional paid-in capital (“APIC”), to the extent that the realization of excess tax deductions on prior equity-based compensation awards were recorded directly to APIC. The cumulative amount of such excess tax deductions is referred to as the Company’s “APIC Pool.” Any shortfall balance recognized in excess of the Company’s APIC Pool is charged to Income tax provision in the Consolidated Statement of Operations. The Company’s APIC Pool was sufficient to absorb any shortfalls such that no shortfalls were charged to the Income tax provision during the periods presented.

Accounting for Uncertainty in Income Taxes

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions.

The Company does not currently anticipate that its existing reserves related to uncertain tax positions as of December 31, 2011 will significantly increase or decrease during the twelve-month period ending December 31, 2012; however, various events could cause the Company’s current expectations to change in the future. Should the Company’s position with respect to these uncertain tax positions be upheld, the majority of the effect would be recorded in the Consolidated Statement of Operations as part of the Income tax provision.

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, from January 1 through December 31 are set forth below (millions):

	Year Ended December 31,
	2011	2010	2009
Beginning balance	$2,100	$1,953	$1,954
Additions for prior year tax positions	88	134	130
Additions for current year tax positions	120	80	227
Reductions for prior year tax positions	(153)	(52)	(273)
Settlements	(15)	(8)	(66)
Lapses in statute of limitations	(18)	(7)	(19)

Ending balance	$2,122	$2,100	$1,953

During the year ended December 31, 2011, the Company recorded interest reserves through the Consolidated Statement of Operations of approximately $51 million and made interest payments in connection with settlements reached during 2011 of approximately $12 million. During the year ended December 31, 2010, the Company recorded interest reserves through the Consolidated Statement of Operations of approximately $84 million and made interest payments in connection with settlements reached during 2010 of approximately $8 million. The amount accrued for interest and penalties as of December 31, 2011 and 2010 was $387 million and $349 million, respectively. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

During the quarter ended December 31, 2011, the Company settled an uncertain tax matter that resulted in a reduction of net unrecognized tax benefits and interest of approximately $46 million which affected the Company’s effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. and various state and local and foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s U.S. income tax returns for the 2005 through 2007 period. The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. federal	2002 through the current period
California	2007 through the current period
New York State	2000 through the current period
New York City	2000 through the current period

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2009, the IRS substantially concluded its examination of the Company’s federal income tax returns for the 2002 — 2004 tax years, which did not result in the Company being required to make any material payments to the IRS. One matter relating to the character of certain warrants received from a third party has been referred to the IRS Appeals Division. The Company believes its position with regard to this matter is more likely than not to be sustained. However, should the IRS prevail, the additional tax payable by the Company would be approximately $70 million.

10.	SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

On January 25, 2011, Time Warner’s Board of Directors authorized an increase in the amount remaining on the Company’s stock repurchase program to $5.0 billion for share repurchases beginning January 1, 2011. From January 1, 2011 through December 31, 2011, the Company repurchased approximately 136 million shares of common stock for approximately $4.618 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. On January 31, 2012, Time Warner’s Board of Directors authorized a new $4.0 billion stock repurchase program. Under stock repurchase programs authorized prior to January 25, 2011, the Company repurchased approximately 65 million shares of common stock for approximately $1.999 billion in 2010 and approximately 43 million shares of common stock for approximately $1.198 billion in 2009. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions.

Shares Authorized and Outstanding

At December 31, 2011, shareholders’ equity of Time Warner included 974 million shares of common stock (net of 678 million shares of common stock held in treasury). As of December 31, 2011, Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 8.33 billion shares of common stock and up to 600 million shares of additional series of common stock. At December 31, 2010, shareholders’ equity of Time Warner included 1.099 billion shares of common stock (net of 542 million shares of common stock held in treasury).

Spin-Offs of TWC and AOL

In connection with the TWC Separation, the Company recognized a reduction of $7.989 billion to shareholders’ equity, including $1.167 billion attributable to noncontrolling interests. In connection with the AOL Separation, the Company recognized a reduction of $3.202 billion to shareholders’ equity.

Comprehensive Income

Comprehensive income is reported in the Consolidated Statement of Comprehensive Income and consists of Net income and other gains and losses affecting shareholders’ equity that, under GAAP, are excluded from Net income. For Time Warner, such items consist primarily of foreign currency translation gains (losses), unrealized gains and losses on marketable equity securities, unrealized gains and losses on certain derivative financial instruments and changes in unfunded and underfunded benefit plan obligations.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary sets forth the activity within Other comprehensive income (loss) (millions):

	Pretax	Tax (provision) benefit	Net of tax
Year Ended December 31, 2009
Foreign currency translation adjustments	$249	$(27)	$222
Unrealized gains (losses) on securities	1	—	1
Reclassification adjustment for (gains) losses on securities realized in net income	(20)	7	(13)
Unrealized gains (losses) on benefit obligation	190	(79)	111
Reclassification adjustment for (gains) losses on benefit obligation realized in net income	122	(50)	72
Unrealized derivative financial instruments gains (losses)	(7)	3	(4)
Reclassification adjustment for derivative financial instrument (gains) losses realized in net income	63	(24)	39

Other comprehensive income (loss)	$598	$(170)	$428

Year Ended December 31, 2010
Foreign currency translation adjustments	$(128)	$(3)	$(131)
Unrealized gains (losses) on securities	(3)	1	(2)
Reclassification adjustment for (gains) losses on securities realized in net income	2	(1)	1
Unrealized gains (losses) on benefit obligation	42	(15)	27
Reclassification adjustment for (gains) losses on benefit obligation realized in net income	43	(15)	28
Unrealized derivative financial instruments gains (losses)	(2)	1	(1)
Reclassification adjustment for derivative financial instrument (gains) losses realized in net income	41	(15)	26

Other comprehensive income (loss)	$(5)	$(47)	$(52)

Year Ended December 31, 2011
Foreign currency translation adjustments	$(49)	$(5)	$(54)
Unrealized gains (losses) on securities	6	(2)	4
Unrealized gains (losses) on benefit obligation	(318)	109	(209)
Reclassification adjustment for (gains) losses on benefit obligation realized in net income	20	(7)	13
Unrealized derivative financial instruments gains (losses)	11	(4)	7
Reclassification adjustment for derivative financial instrument (gains) losses realized in net income	30	(11)	19

Other comprehensive income (loss)	$(300)	$80	$(220)

The following summary sets forth the components of Accumulated other comprehensive loss, net (millions):

	December 31, 2011	December 31, 2010
Foreign currency translation gains (losses)	$(46)	$8
Net unrealized gains on securities	12	8
Net derivative financial instruments gains (losses)	10	(16)
Net unfunded/underfunded benefit obligation	(828)	(632)

Accumulated other comprehensive loss, net	$(852)	$(632)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	NET INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted net income per common share attributable to Time Warner Inc. shareholders (millions, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Income from continuing operations attributable to Time Warner Inc. shareholders	$2,886	$2,578	$2,088
Income allocated to participating securities	(15)	(13)	(9)

Income from continuing operations attributable to Time Warner Inc. common shareholders — basic	$2,871	$2,565	$2,079

Average number of common shares outstanding — basic	1,046.2	1,128.4	1,184.0
Dilutive effect of equity awards	18.3	16.9	11.1

Average number of common shares outstanding — diluted	1,064.5	1,145.3	1,195.1

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$2.74	$2.27	$1.76
Diluted	$2.71	$2.25	$1.75

Diluted income per common share for the years ended December 31, 2011, 2010 and 2009 excludes approximately 72 million, 127 million and 160 million, respectively, common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect.

12.	EQUITY-BASED COMPENSATION

Equity Plans

The Company has one active equity plan under which it is authorized to grant equity awards to employees and non-employee directors, covering an aggregate of 70 million shares of common stock. Generally, stock options have been granted to employees and non-employee directors of Time Warner with exercise prices equal to the fair market value on the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. Holders of stock options do not receive dividends or dividend equivalents based on the regular quarterly cash dividends paid by the Company.

Pursuant to this equity plan, Time Warner also may grant shares of common stock or restricted stock units (“RSUs”), which generally vest between three to four years from the date of grant, to its employees and non-employee directors. Certain RSU awards provide for accelerated vesting upon an election to retire after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors. Holders of RSU awards are generally entitled to receive cash dividend equivalents based on the regular quarterly cash dividends declared and paid by the Company during the period that the RSU awards are outstanding.

Time Warner also has a performance stock unit program for senior level executives. Under this program, recipients of performance stock units (“PSUs”) are awarded a target number of PSUs that represent the contingent (unfunded and unsecured) right to receive shares of Company common stock at the end of a performance period (generally three years) based on the actual performance level achieved by the Company. The recipient of a PSU may receive, depending on the Company’s total shareholder return (“TSR”) relative to the

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

other companies in the S&P 500 Index, 0% to 200% of the target PSUs granted based on a sliding scale where a relative ranking of less than the 25th percentile will pay 0% and a ranking at the 100th percentile will pay 200% of the target number of shares. However, for PSUs granted in and subsequent to 2009, if the Company’s TSR ranking is below the 50th percentile and its growth in adjusted earnings per share (“adjusted EPS”) relative to the growth in adjusted EPS of the other companies in the S&P 500 Index is at or above the 50th percentile, the percentage of a participant’s target PSUs that will vest will be the average of (i) the percentage of target PSUs that would vest based on the Company’s TSR ranking during the performance period and (ii) 100%.

For accounting purposes, PSUs are considered to have a market condition (based on TSR) and a performance condition (based on adjusted EPS). The effect of a market condition is reflected in the grant date fair value of the award, which is estimated using a Monte Carlo analysis to estimate the total return ranking of Time Warner among the S&P 500 Index companies over the performance period. Participants who are terminated by the Company other than for cause or who terminate their own employment for good reason or due to retirement or disability are generally entitled to a pro rata portion of the PSUs that would otherwise vest following the performance period.

Holders of PSUs granted in, and subsequent to 2010 are entitled to receive dividend equivalents based on the regular quarterly cash dividends declared and paid by the Company during the period that the PSUs are outstanding. The dividend equivalent payment will be made in cash following the vesting of the PSUs (generally following the end of the respective performance period) and will be based on the number of shares paid out.

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

Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the intrinsic value of the applicable award. This asset is carried at fair value and is $20 million as of December 31, 2011. Changes in the fair value of this asset are recorded in Other loss, net, in the Consolidated Statement of Operations. No such similar arrangement exists with AOL.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other information pertaining to each category of equity-based compensation appears below.

Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date.

	Year Ended December 31,
	2011	2010	2009
Expected volatility	29.5%	29.5%	35.2%
Expected term to exercise from grant date	6.31 years	6.51 years	6.11 years
Risk-free rate	2.8%	2.9%	2.5%
Expected dividend yield	2.6%	3.1%	4.4%

The following table summarizes information about stock options outstanding as of December 31, 2011:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(in years)	(thousands)
Outstanding as of December 31, 2010	134,211	$48.23
Granted	8,381	36.07
Exercised	(8,142)	25.96
Forfeited or expired	(33,336)	91.37

Outstanding as of December 31, 2011	101,114	34.80	4.17	$430,199

Exercisable as of December 31, 2011	78,146	36.84	3.03	$239,863

As of December 31, 2011, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of Time Warner stock options vested and expected to vest approximate amounts for options outstanding. As of December 31, 2011, 56 million shares of Time Warner common stock were available for future grants of stock options. Total unrecognized compensation cost related to unvested Time Warner stock option awards as of December 31, 2011, without taking into account expected forfeitures, is $66 million and is expected to be recognized over a weighted-average period between one and two years.

The weighted-average fair value of a Time Warner stock option granted during the years ended December 31, 2011, 2010 and 2009 was $9.01, $6.39 and $5.07, respectively. The total intrinsic value of Time Warner stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $80 million, $45 million and $13 million, respectively. Cash received from the exercise of Time Warner stock options was $204 million, $121 million and $56 million for the years ended December 31, 2011, 2010 and 2009, respectively. The tax benefits realized from Time Warner stock options exercised in the years ended December 31, 2011, 2010 and 2009 were $30 million, $17 million and $5 million, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units and Target Performance Stock Units

The following table summarizes information about unvested RSUs and target PSUs as of December 31, 2011:

	Number of Shares/Units	Weighted- Average Grant Date Fair Value
	(thousands)
Unvested as of December 31, 2010	16,723	$25.25
Granted	5,291	36.26
Vested	(3,779)	33.73
Forfeited	(926)	25.32

Unvested as of December 31, 2011	17,309	26.76

As of December 31, 2011, the intrinsic value of unvested RSUs and target PSUs was $626 million. Total unrecognized compensation cost related to unvested RSUs and target PSUs as of December 31, 2011, without taking into account expected forfeitures, was $183 million and is expected to be recognized over a weighted-average period between one and two years. The fair value of RSUs that vested during the years ended December 31, 2011, 2010 and 2009 was $117 million, $95 million and $76 million, respectively. The fair value of PSUs that vested during 2011, 2010, and 2009 was $10 million, $12 million, and $2 million respectively.

For the year ended December 31, 2011, the Company granted 5.1 million RSUs at a weighted-average grant date fair value per RSU of $36.00. For the year ended December 31, 2010, the Company granted 5.7 million RSUs at a weighted-average grant date fair value per RSU of $27.21. For the year ended December 31, 2009, the Company granted 4.7 million RSUs at a weighted-average grant date fair value per RSU of $22.34.

For the year ended December 31, 2011, the Company granted 0.1 million target PSUs at a weighted-average grant date fair value per PSU of $45.89. For the year ended December 31, 2010, the Company granted 0.2 million target PSUs at a weighted-average grant date fair value per PSU of $30.65. For the year ended December 31, 2009, the Company granted 0.2 million target PSUs at a weighted-average grant date fair value per PSU of $23.67.

Equity-Based Compensation Expense

Compensation expense recognized for equity-based compensation plans is as follows (millions):

	Year Ended December 31,
	2011	2010	2009
Stock options	$70	$70	$74
Restricted stock units and performance stock units	155	129	101

Total impact on Operating Income	$225	$199	$175

Tax benefit recognized	$82	$76	$67

13.	BENEFIT PLANS

Retirement Plan Amendments

In March 2010, the Company’s Board of Directors approved amendments to its domestic defined benefit pension plans. Pursuant to the amendments, (i) effective after June 30, 2010, benefits provided under the plans stopped accruing for additional years of service and the plans were closed to new hires and employees with less

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

than one year of service and (ii) after December 31, 2013, pay increases will no longer be taken into consideration when determining a participating employee’s benefits under the plans.

In December 2010, amendments to the U.K. defined benefit pension plans were approved. Pursuant to the amendments, effective after March 31, 2011, benefits provided under the plans stopped accruing for additional years of service. Pay increases will continue to be taken into consideration when determining a participating employee’s benefits under the plans. In addition, matching contributions under a defined contribution plan will be provided to eligible U.K. employees.

A summary of activity for substantially all of Time Warner’s domestic and international defined benefit pension plans is as follows:

Defined Benefit Plans

Benefit Obligation (millions)

	December 31,
	2011	2010
Change in benefit obligation:
Projected benefit obligation, beginning of year	$3,450	$3,412
Service cost	9	52
Interest cost	188	186
Plan participant contributions	5	7
Actuarial loss	240	162
Benefits paid	(151)	(157)
Curtailments	—	14
Plan amendments	—	11
Remeasurement due to plan changes	—	(185)
Foreign currency exchange rates	(8)	(52)

Projected benefit obligation, end of year	$3,733	$3,450

Accumulated benefit obligation, end of year	$3,659	$3,303

Plan Assets (millions)

	December 31,
	2011	2010
Change in plan assets:
Fair value of plan assets, beginning of year	$3,130	$2,962
Actual return on plan assets	118	266
Employer contributions	32	104
Benefits paid	(151)	(157)
Plan participant contributions	2	4
Foreign currency exchange rates	(8)	(49)

Fair value of plan assets, end of year	$3,123	$3,130

As of December 31, 2011 and December 31, 2010, the funded status recognized in the Consolidated Balance Sheet reflected a net liability position of $610 million and $320 million, respectively, primarily consisting of noncurrent liabilities of $625 million and $381 million, respectively. As of December 31, 2011 and

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2010, amounts included in Accumulated other comprehensive loss, net were $1.282 billion and $992 million, respectively, primarily consisting of net actuarial losses.

Certain defined benefit plans have projected benefit obligations and accumulated benefit obligations in excess of their plan assets. These plans are primarily unfunded. As of December 31, 2011 and December 31, 2010, the projected benefit obligations in excess of plan assets for unfunded plans were $437 million and $411 million, respectively, and the accumulated benefit obligations in excess of plan assets for unfunded plans were $429 million and $404 million, respectively. In addition, as of December 31, 2011, the projected benefit obligation and accumulated benefit obligation for certain funded plans exceeded the fair value of their assets by $220 million and $187 million, respectively.

Components of Net Periodic Benefit Costs from Continuing Operations (millions)

	December 31,
	2011	2010	2009
Service cost	$9	$52	$78
Interest cost	188	186	179
Expected return on plan assets	(196)	(230)	(173)
Amortization of prior service cost	1	—	—
Amortization of net loss	20	41	124
Settlements/curtailments	—	2	5

Net periodic benefit costs	$22	$51	$213

Assumptions

Weighted-average assumptions used to determine benefit obligations and net periodic benefit costs for the years ended December 31:

	Benefit Obligations			Net Periodic Benefit Costs
	2011	2010	2009	2011	2010	2009

Discount rate	4.91%	5.55%	5.80%	5.55%	5.80%	6.17%
Rate of compensation increase	4.39%	4.76%	4.78%	4.76%	4.78%	4.57%
Expected long-term return on plan assets	n/a	n/a	n/a	6.44%	7.84%	7.76%

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Plan Assets

The following table sets forth by level, within the fair value hierarchy as described in Note 5, the assets held by the Company’s pension plans, including those assets related to The CW sub-plan as of December 31, 2011 and December 31, 2010 (millions):

	December 31, 2011				December 31, 2010
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$113	$—	$—	$113	$157	$—	$—	$157
Insurance contracts	—	43	—	43	—	43	—	43
Equity securities:
Domestic equities	270	—	—	270	333	—	—	333
International equities	162	—	—	162	199	—	—	199
Fixed income securities:
U.S. government and agency securities	239	18	—	257	857	—	—	857
Municipal bonds	—	39	—	39	—	15	—	15
Investment grade corporate bonds(a)	—	1,117	—	1,117	—	347	—	347
Non-investment grade corporate bonds(a)	—	34	—	34	—	9	—	9
Other investments:
Pooled investments(b)	—	907	—	907	—	910	—	910
Commingled trust funds(c)	—	53	—	53	—	162	—	162
Hedge funds	—	—	77	77	—	—	121	121
Other(d)	37	2	36	75	3	2	12	17

Total(e)	$821	$2,213	$113	$3,147	$1,549	$1,488	$133	$3,170

(a)	Investment grade corporate bonds have an S&P rating of BBB- or higher and non-investment grade corporate bonds have an S&P rating of BB+ and below.
(b)	Pooled investments primarily consist of interests in unitized investment pools of which underlying securities primarily consist of equity and fixed income securities.
(c)	Commingled trust funds include $24 million and $43 million, respectively, as of December 31, 2011 and December 31, 2010 of collateral for securities on loan.
(d)	Other investments primarily include limited partnerships, 103-12 investments, derivative contracts, exchange-traded funds and mutual funds.
(e)	At December 31, 2011 and December 31, 2010, total assets include $26 million and $44 million, respectively, of securities on loan.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below sets forth a summary of changes in the fair value of the pension plan’s Level 3 assets for the years ended December 31, 2011 and December 31, 2010 (millions):

	December 31, 2011			December 31, 2010
	Hedge Funds	Other	Total	Hedge Funds	Other	Total
Balance at beginning of period	$121	$12	$133	$100	$52	$152
Actual return on plan assets:
Relating to assets still held at end of period	(14)	18	4	7	(21)	(14)
Relating to assets sold during the period	12	(37)	(25)	6	8	14
Purchases	4	7	11	37	4	41
Sales	(46)	34	(12)	(29)	(31)	(60)
Transfers in and/or out of Level 3	—	2	2	—	—	—

Balance at end of period	$77	$36	$113	$121	$12	$133

The Company primarily utilizes the market approach for determining recurring fair value measurements.

The Company’s investment policy for its defined benefit pension plans is to minimize the volatility of the plan’s funded status and to achieve and maintain fully funded status in order to pay current and future participant benefits from plan assets. The Company determines and periodically reviews asset allocation policies consistent with its investment policy. In addition, the Company continuously monitors the performance of the pension investment portfolios, and the performance of the investment advisers, sub-advisers and asset managers thereof, and will make adjustments and changes as required. The Company does not manage any pension assets internally. The investment guidelines set by the Company for the investment advisers, sub-advisers and asset managers permit the use of index funds, futures, options, or other derivative hedging strategies as components of portfolio management strategies.

Under the Company’s investment policy, the asset allocation target for the domestic defined benefit pension plans is 35% equity investments and 65% fixed income investments. As and when funded status and market conditions permit, the Company intends to transition this asset allocation target toward a target of 20% equity investments and 80% fixed income investments to further minimize funded status volatility. Target asset allocations for the international defined benefit pension plans as of December 31, 2011 are approximately 60% equity investments and 40% fixed income investments.

At both December 31, 2011 and December 31, 2010, the defined benefit pension plans’ assets did not include any securities issued by Time Warner.

Expected cash flows

After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. At December 31, 2011, there were no minimum required contributions for the Company’s funded plans. The Company made discretionary cash contributions of $1 million to its funded defined benefit pension plans during the year ended December 31, 2011. For the Company’s unfunded plans, contributions will continue to be made to the extent benefits are paid.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows (millions):

	2012	2013	2014	2015	2016	2017-2021
Expected benefit payments	$173	177	181	188	194	1,057

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Defined Contribution Plans

Time Warner has certain domestic and international defined contribution plans, including savings and profit sharing plans, for which the expense amounted to $184 million in 2011, $129 million in 2010 and $103 million in 2009. The Company’s contributions to the savings plans are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

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

Other Postretirement Benefit Plans

Time Warner also sponsors several unfunded domestic postretirement benefit plans covering certain retirees and their dependents. For substantially all of Time Warner’s domestic postretirement benefit plans, the unfunded benefit obligation as of December 31, 2011 and December 31, 2010 was $164 million and $158 million, respectively, and the amount recognized in Accumulated other comprehensive loss, net was $8 million and $19 million, respectively. For the years ended December 31, 2011, 2010 and 2009, the net periodic benefit costs were $11 million, $12 million and $13 million, respectively.

Multiemployer Benefit Plans

The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees, primarily at the Filmed Entertainment segment. The risks of participating in these multiemployer pension plans are different from single-employer pension plans such that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan to be borne by its remaining participating employers. While no multiemployer pension plan contributed to by the Company is individually significant, the Pension Protection Act of 2006 zone status as of December 31, 2011 (i.e., for the multiemployer plan’s 2010 plan year) of all but one of the largest multiemployer pension plans in which it participates was green, which implies that such plans are funded at a level of 80 percent or greater. One of the larger plans in which the Company participates was certified yellow for its 2010 plan year; however, upon its most recent reevaluation, the plan was recertified as green for its 2011 plan year. Total contributions made by the Company to multiemployer pension plans for the years ended December 31, 2011, 2010 and 2009 were $109 million, $101 million and $93 million, respectively.

The Company also contributes to various other multiemployer benefit plans that provide health and welfare benefits to active and retired participants, primarily at the Filmed Entertainment segment. Total contributions made by the Company to these other multiemployer benefit plans for the years ended December 31, 2011, 2010 and 2009 were $157 million, $165 million and $141 million, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance costs expensed as incurred by segment for the years ended December 31, 2011, 2010 and 2009 are as follows (millions):

	Year Ended December 31,
	2011	2010	2009
Networks	$52	$6	$8
Filmed Entertainment	41	30	105
Publishing	18	61	99
Corporate	2	—	—

Total restructuring and severance costs	$113	$97	$212

	Year Ended December 31,
	2011	2010	2009
2011 activity	$97	$—	$—
2010 activity	10	56	—
2009 and prior activity	6	41	212

Restructuring and severance costs	$113	$97	$212

2011 Activity

For the year ended December 31, 2011, the Company incurred $97 million in Restructuring and severance costs primarily related to various employee terminations and other exit activities, including $23 million at the Filmed Entertainment segment, $20 million at the Publishing segment, $52 million at the Networks segment and $2 million at Corporate.

2010 Activity

For the year ended December 31, 2010, the Company incurred $56 million in Restructuring and severance costs primarily related to various employee terminations and other exit activities, including $11 million at the Filmed Entertainment segment, $39 million at the Publishing segment and $6 million at the Networks segment.

During the year ended December 31, 2011, the Company incurred $11 million at the Filmed Entertainment segment and reversed $1 million at the Publishing segment related to 2010 restructuring initiatives as a result of changes in estimates of previously established accruals.

2009 and Prior Activity

For the year ended December 31, 2009, the Company incurred $212 million in Restructuring and severance costs primarily related to various employee terminations and other exit activities, including $105 million at the Filmed Entertainment segment, $99 million at the Publishing segment and $8 million at the Networks segment.

In addition, during the years ended December 31, 2011 and December 31, 2010, the Company incurred additional charges related to 2009 restructuring initiatives as a result of changes in estimates of previously established accruals. During the year ended December 31, 2011, the Company incurred $7 million at the Filmed Entertainment segment and reversed $1 million at the Publishing segment. During the year ended December 31, 2010, the Company incurred $19 million at the Filmed Entertainment segment and $22 million at the Publishing segment.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Selected Information

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2008	$194	$63	$257
Net accruals	127	85	212
Cash paid	(166)	(50)	(216)

Remaining liability as of December 31, 2009	155	98	253
Net accruals	63	34	97
Cash paid	(111)	(48)	(159)

Remaining liability as of December 31, 2010	107	84	191
Net accruals	102	11	113
Noncash reductions(a)	(5)	—	(5)
Cash paid	(88)	(35)	(123)

Remaining liability as of December 31, 2011	$116	$60	$176

(a)	Noncash reductions relate to the settlement of certain employee-related liabilities with equity instruments.

As of December 31, 2011, of the remaining liability of $176 million, $100 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $76 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2017.

15.	SEGMENT INFORMATION

Time Warner classifies its operations into three reportable segments: Networks, consisting principally of cable television networks and premium pay television services that provide programming; Filmed Entertainment, consisting principally of feature film, television, home video and videogame production and distribution; and Publishing, consisting principally of magazine publishing.

Information as to the Revenues, intersegment revenues, depreciation of property, plant and equipment, Amortization of intangible assets, Operating Income (Loss), Assets and Capital expenditures of Time Warner in each of its reportable segments is set forth below (millions):

	Year Ended December 31, 2011
	Subscription	Advertising	Content	Other	Total
Revenues
Networks	$8,166	$4,189	$1,144	$155	$13,654
Filmed Entertainment	86	85	12,274	193	12,638
Publishing	1,271	1,923	84	399	3,677
Intersegment eliminations	—	(81)	(867)	(47)	(995)

Total revenues	$9,523	$6,116	$12,635	$700	$28,974

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2010
	Subscription	Advertising	Content	Other	Total
Revenues
Networks	$7,671	$3,736	$942	$131	$12,480
Filmed Entertainment	66	75	11,359	122	11,622
Publishing	1,291	1,935	68	381	3,675
Intersegment eliminations	—	(64)	(804)	(21)	(889)

Total revenues	$9,028	$5,682	$11,565	$613	$26,888

	Year Ended December 31, 2009
	Subscription	Advertising	Content	Other	Total
Revenues
Networks	$7,077	$3,272	$819	$85	$11,253
Filmed Entertainment	44	79	10,766	177	11,066
Publishing	1,324	1,878	73	461	3,736
Intersegment eliminations	—	(68)	(584)	(15)	(667)

Total revenues	$8,445	$5,161	$11,074	$708	$25,388

	Year Ended December 31,
	2011	2010	2009
Intersegment Revenues
Networks	$92	$89	$89
Filmed Entertainment	854	778	565
Publishing	49	22	13

Total intersegment revenues	$995	$889	$667

	Year Ended December 31,
	2011	2010	2009
Depreciation of Property, Plant and Equipment
Networks	$(326)	$(342)	$(338)
Filmed Entertainment	(198)	(186)	(164)
Publishing	(100)	(108)	(126)
Corporate	(29)	(38)	(40)

Total depreciation of property, plant and equipment	$(653)	$(674)	$(668)

	Year Ended December 31,
	2011	2010	2009
Amortization of Intangible Assets
Networks	$(41)	$(35)	$(34)
Filmed Entertainment	(186)	(188)	(199)
Publishing	(42)	(41)	(47)

Total amortization of intangible assets	$(269)	$(264)	$(280)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2011	2010	2009
Operating Income (Loss)
Networks	$4,416	$4,224	$3,470
Filmed Entertainment	1,263	1,107	1,084
Publishing	563	515	246
Corporate	(347)	(374)	(365)
Intersegment eliminations	(90)	(44)	35

Total operating income (loss)	$5,805	$5,428	$4,470

	December 31, 2011	December 31, 2010
Assets
Networks	$38,166	$37,779
Filmed Entertainment	19,257	18,019
Publishing	6,055	6,209
Corporate	4,323	4,700

Total assets	$67,801	$66,707

	Year Ended December 31,
	2011	2010	2009
Capital Expenditures
Networks	$330	$291	$268
Filmed Entertainment	313	272	187
Publishing	48	49	58
Corporate	81	19	34

Total capital expenditures	$772	$631	$547

Long-lived hard assets located outside the United States, which represent approximately 1% of total assets at December 31, 2011, are not material. Revenues in different geographical areas are as follows (millions):

	Year Ended December 31,
	2011	2010	2009
Revenues(a)
United States	$19,894	$19,007	$18,113
United Kingdom	1,720	1,387	1,495
Canada	672	731	646
Germany	721	656	643
France	571	519	580
Japan	548	509	471
Other international	4,848	4,079	3,440

Total revenues	$28,974	$26,888	$25,388

(a)	Revenues are attributed to countries based on location of customer.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	COMMITMENTS AND CONTINGENCIES

Commitments

Time Warner’s net rent expense was $416 million in 2011, $398 million in 2010 and $408 million in 2009. Included in such amounts was sublease income of $56 million for 2011, $46 million for 2010 and $52 million for 2009. The Company has long-term noncancelable lease commitments for office space, studio facilities and operating equipment in various locations around the world. The minimum rental commitments under noncancelable long-term operating leases during the next five years and thereafter are as follows (millions):

2012	$403
2013	393
2014	371
2015	326
2016	290
Thereafter	568

Total	$2,351

Additionally, as of December 31, 2011, the Company has future sublease income arrangements of $287 million, which are not included in the table above.

Time Warner also has commitments under certain programming, film licensing, talent and other agreements aggregating $24.008 billion at December 31, 2011, which are payable as follows (millions):

2012	$5,020
2013	3,385
2014	2,791
2015	2,442
2016	2,116
Thereafter	8,254

Total	$24,008

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s contingent commitments at December 31, 2011. For put/call options where payment obligations are outside the Company’s control, the timing of amounts presented in the table represents the earliest period in which payment could be made. For other contingent commitments, the timing of amounts presented in the table represents when the maximum contingent commitment will expire, but does not mean that the Company expects to incur an obligation to make any payments within that time period. In addition, amounts presented do not reflect the effects of any indemnification rights the Company might possess (millions).

Nature of Contingent Commitments	Total	2012	2013-2014	2015-2016	Thereafter
Guarantees(a)	$1,100	$37	$77	$81	$905
Letters of credit and other contingent commitments	1,179	660	6	328	185

Total contingent commitments	$2,279	$697	$83	$409	$1,090

(a)	Amounts primarily reflect the Six Flags Guarantee discussed below.

The following is a description of the Company’s contingent commitments at December 31, 2011:

•	Guarantees primarily include guarantees the Company has provided on certain operating commitments entered into by entities formerly owned by the Company, including the arrangement described below.

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of TWC in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including: annual payments made at the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are approximately $1.0 billion (for a net present value of approximately $408 million). To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

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

In connection with Six Flags’ emergence from bankruptcy, on April 30, 2010, a Time Warner subsidiary (TW-SF LLC), as lender, entered into a 5-year $150 million multiple draw term facility with certain affiliates of the Partnerships, as borrowers, which could be used only to fund such affiliates’ annual obligations to purchase certain limited partnership units of the Partnerships. The facility, which had no loans made under it, terminated on December 20, 2011 in connection with the refinancing of Six Flags’ secured credit facility.

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under these Guaranteed Obligations and no liability for the arrangements has been recognized at December 31, 2011. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

•

Generally, letters of credit, bank guarantees and surety bonds support performance and payments for a wide range of global contingent and firm obligations, including insurance, litigation appeals, import of finished goods, real estate leases and other operational needs. Other contingent commitments primarily include amounts payable representing contingent consideration on certain acquisitions, which if earned would require the Company to pay a portion or all of the contingent amount, and contingent payments for certain put/call arrangements, whereby payments could be made by the Company to acquire assets, such as a venture partner’s interest or a co-financing partner’s interest in one of the Company’s films.

Time Warner does not guarantee the debt of any of its investments accounted for using the equity method of accounting.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Because backlog generally relates to contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is principally dependent on the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Backlog was approximately $5.6 billion and $5.2 billion at December 31, 2011 and 2010, respectively. Included in these amounts is licensing of film product from the Filmed Entertainment segment to the Networks segment in the amount of $1.4 billion and $1.3 billion at December 31, 2011 and 2010, respectively. Backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of the advertising spots received under such contracts to third parties.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On May 14, 2010, DC Comics filed a related lawsuit in the U.S. District Court for the Central District of California against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls. The lawsuit asserts a claim for declaratory relief concerning the validity and scope of the copyright termination notice served by the Shuster heirs, which, together with the termination notices served by the Siegel heirs described above, purports to preclude DC Comics from creating new Superman and/or Superboy works for distribution and sale in the United States after October 26, 2013. The lawsuit also seeks declaratory relief with respect to, inter alia, the validity of various agreements between Mr. Toberoff, his companies and the Shuster and Siegel heirs, and asserts claims for intentional interference by Mr. Toberoff with DC Comics’ contracts and prospective economic advantage with the Shuster and Siegel heirs, for which DC Comics seeks monetary damages. On September 3, 2010, DC Comics filed an amended complaint and on September 20, 2010, defendants filed motions to strike certain causes of action and dismiss the amended complaint under California and federal laws. Defendants’ motion to strike certain causes of action was denied on October 25, 2011, and defendants withdrew their motion to dismiss on November 3, 2011.

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

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and several other programming content providers (collectively, the “programmer defendants”) as well as cable and satellite providers (collectively, the “distributor defendants”), alleging violations of the federal antitrust laws. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. In an order dated October 15, 2009, the court dismissed the third amended complaint with prejudice. On October 30, 2009, plaintiffs filed a notice of appeal with the U.S.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Court of Appeals for the Ninth Circuit. On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the lawsuit, and, on July 7, 2011, plaintiffs filed a petition for a rehearing en banc. On September 21, 2011, one of the judges on the original panel passed away, and on October 31, 2011, the U.S. Court of Appeals for the Ninth Circuit withdrew its June 3, 2011 decision, directed the clerk to reconstitute the panel by drawing a third judge and denied the petition for rehearing as moot.

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

The Company intends to vigorously defend against or prosecute, as applicable, the matters described above.

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

For matters disclosed above for which a loss is probable or reasonably possible, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0 and $80 million at December 31, 2011. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. These transactions have been executed on terms comparable to the terms of transactions with unrelated third parties and primarily include the licensing of broadcast rights to The CW broadcast network for film and television product by the Filmed Entertainment segment and the licensing of rights to carry television programming provided by the Networks segment.

Revenues from transactions with related parties were $472 million, $360 million and $316 million for the years ended December 31, 2011, 2010 and 2009, respectively. Expenses from transactions with related parties were $63 million, $62 million and $54 million for the years ended December 31, 2011, 2010 and 2009, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.	ADDITIONAL FINANCIAL INFORMATION

Cash Flows

Additional financial information with respect to cash payments and receipts is as follows (millions):

	Year Ended December 31,
	2011	2010	2009
Cash payments made for interest	$(1,119)	$(1,086)	$(1,125)
Interest income received	40	26	43

Cash interest payments, net	$(1,079)	$(1,060)	$(1,082)

Cash payments made for income taxes	$(1,174)	$(961)	$(1,150)
Income tax refunds received	95	90	99
TWC and AOL tax sharing (payments) receipts, net(a)	—	(87)	241

Cash tax payments, net	$(1,079)	$(958)	$(810)

(a)	Represents net amounts (paid) received from TWC and AOL in accordance with tax sharing agreements with TWC and AOL.

Interest Expense, Net

Interest expense, net, consists of (millions):

	Year Ended December 31,
	2011	2010	2009
Interest income	$111	$99	$138
Interest expense	(1,321)	(1,277)	(1,304)

Total interest expense, net	$(1,210)	$(1,178)	$(1,166)

Other Loss, Net

Other loss, net, consists of (millions):

	Year Ended December 31,
	2011	2010	2009
Investment gains (losses), net	$(168)	$32	$(21)
Premiums paid and transaction costs incurred in connection with debt redemptions	—	(364)	—
Income (loss) on equity method investees	(40)	6	(32)
Other	(21)	(5)	(14)

Total other loss, net	$(229)	$(331)	$(67)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of (millions):

	December 31, 2011	December 31, 2010
Accounts payable	$961	$846
Accrued expenses	2,037	2,163
Participations payable	2,337	2,480
Programming costs payable	742	737
Accrued compensation	1,049	1,051
Accrued interest	342	284
Accrued income taxes	347	248

Total accounts payable and accrued liabilities	$7,815	$7,809

Other Noncurrent Liabilities

Other noncurrent liabilities consist of (millions):

	December 31, 2011	December 31, 2010
Noncurrent tax and interest reserves	$2,430	$2,397
Participations payable	927	806
Programming costs payable	1,029	1,227
Noncurrent pension and post retirement liabilities	809	565
Deferred compensation	574	575
Other noncurrent liabilities	565	597

Total other noncurrent liabilities	$6,334	$6,167

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2011 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 135 herein.

TIME WARNER INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Time Warner Inc.

We have audited the accompanying consolidated balance sheets of Time Warner Inc. (“Time Warner”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2011. Our audits also included the Supplementary Information and Financial Statement Schedule II listed in the index at Item 15(a). These financial statements, supplementary information and schedule are the responsibility of Time Warner’s management. Our responsibility is to express an opinion on these financial statements, supplementary information and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Supplementary Information and Financial Statement Schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Time Warner’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

Ernst & Young LLP

/s/ Ernst & Young LLP

New York, NY

February 24, 2012

TIME WARNER INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Time Warner Inc.

We have audited Time Warner Inc.’s (“Time Warner”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Time Warner’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Time Warner’s internal control over financial reporting based on our audit.

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

In our opinion, Time Warner maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Time Warner as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2011 of Time Warner and our report dated February 24, 2012 expressed an unqualified opinion thereon.

Ernst & Young LLP

/s/ Ernst & Young LLP

New York, NY

February 24, 2012

TIME WARNER INC.

SELECTED FINANCIAL INFORMATION

The selected financial information set forth below for each of the three years in the period ended December 31, 2011 has been derived from and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for the years ended December 31, 2008 and December 31, 2007 has been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. Certain reclassifications have been made to conform to the 2011 presentation.

	Year Ended December 31,
	2011	2010	2009	2008(a)(b)	2007(b)
	(millions, except per share amounts)
Selected Operating Statement Information:
Total revenues	$28,974	$26,888	$25,388	$26,434	$26,211
Operating income (loss)	5,805	5,428	4,470	(3,044)	4,167
Net income (loss)	2,882	2,571	2,512	(14,649)	4,627

Amounts attributable to Time Warner Inc. shareholders:
Income (loss) from continuing operations	$2,886	$2,578	$2,088	$(5,090)	$1,889
Discontinued operations, net of tax	—	—	389	(8,308)	2,498
Cumulative effect of accounting change	—	—	—	—	—

Net income (loss)	$2,886	$2,578	$2,477	$(13,398)	$4,387

Per share information attributable to Time Warner Inc. common shareholders:
Basic income (loss) per common share from continuing operations	$2.74	$2.27	$1.76	$(4.27)	$1.52
Discontinued operations	—	—	0.32	(6.95)	2.02
Cumulative effect of accounting change	—	—	—	—	—

Basic net income (loss) per common share	$2.74	$2.27	$2.08	$(11.22)	$3.54
Diluted income (loss) per common share from continuing operations	$2.71	$2.25	$1.75	$(4.27)	$1.51
Discontinued operations	—	—	0.32	(6.95)	1.99
Cumulative effect of accounting change	—	—	—	—	—

Diluted net income (loss) per common share	$2.71	$2.25	$2.07	$(11.22)	$3.50
Average common shares:
Basic	1,046.2	1,128.4	1,184.0	1,194.2	1,239.6
Diluted	1,064.5	1,145.3	1,195.1	1,194.2	1,254.0

Selected Balance Sheet Information:
Cash and equivalents	$3,476	$3,663	$4,733	$1,082	$1,133
Total assets	67,801	66,707	66,207	114,577	134,966
Debt due within one year	23	26	57	2,041	51
Non-recourse debt	—	—	805	805	1,036
Long-term debt	19,501	16,523	15,346	19,855	23,402
Time Warner Inc. shareholders’ equity	29,957	32,940	33,396	42,292	58,536
Total capitalization at book value	49,481	49,489	49,604	64,993	83,025
Cash dividends declared per share of common stock	0.940	0.850	0.750	0.750	0.705

(a)	2008 includes a $7.139 billion noncash impairment to reduce the carrying value of goodwill and intangible assets at the Publishing segment.
(b)	Total assets, Time Warner Inc. shareholder’s equity and Total capitalization at book value for 2008 and 2007 include amounts related to discontinued operations, primarily related to TWC and AOL.

TIME WARNER INC.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

The following table sets forth the quarterly information for Time Warner:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share amounts)
2011
Total revenues	$6,683	$7,030	$7,068	$8,193
Operating income	1,270	1,266	1,596	1,673
Net income	651	637	822	772
Net income attributable to Time Warner Inc. shareholders:	653	638	822	773

Per share information attributable to Time Warner Inc. common shareholders:
Net income per share — basic	0.59	0.60	0.79	0.78
Net income per share — diluted	0.59	0.59	0.78	0.76

Cash provided by operations from continuing operations	825	43	1,278	1,302
Common stock — high	38.20	37.86	37.06	36.38
Common stock — low	31.45	34.46	27.74	28.96
Cash dividends declared per share of common stock	0.2350	0.2350	0.2350	0.2350

2010
Total revenues	$6,322	$6,377	$6,377	$7,812
Operating income	1,463	1,194	1,347	1,424
Net income	725	560	520	766
Net income attributable to Time Warner Inc. shareholders:	725	562	522	769

Per share information attributable to Time Warner Inc. common shareholders:
Net income per share — basic	0.63	0.49	0.46	0.69
Net income per share — diluted	0.62	0.49	0.46	0.68
Cash provided by operations from continuing operations	1,356	32	931	995
Common stock — high	31.56	33.88	32.89	32.51
Common stock — low	26.81	28.91	28.20	29.49
Cash dividends declared per share of common stock	0.2125	0.2125	0.2125	0.2125

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2011

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$2,578	$164	$734	$—	$3,476
Receivables, net	52	705	6,165	—	6,922
Inventories	—	429	1,461	—	1,890
Deferred income taxes	663	525	437	(962)	663
Prepaid expenses and other current assets	106	61	314	—	481

Total current assets	3,399	1,884	9,111	(962)	13,432
Noncurrent inventories and film costs	—	1,698	4,984	(88)	6,594
Investments in amounts due to and from consolidated subsidiaries	45,566	21,845	12,022	(79,433)	—
Investments, including available-for-sale securities	76	410	1,334	—	1,820
Property, plant and equipment, net	369	462	3,132	—	3,963
Intangible assets subject to amortization, net	—	—	2,232	—	2,232
Intangible assets not subject to amortization	—	2,007	5,798	—	7,805
Goodwill	—	9,879	20,150	—	30,029
Other assets	288	193	1,445	—	1,926

Total assets	$49,698	$38,378	$60,208	$(80,483)	$67,801

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$837	$890	$6,123	$(35)	$7,815
Deferred revenue	—	13	1,081	(10)	1,084
Debt due within one year	—	11	12	—	23

Total current liabilities	837	914	7,216	(45)	8,922
Long-term debt	14,730	4,735	36	—	19,501
Due (to) from affiliates	(850)	—	850	—	—
Deferred income taxes	2,541	3,296	2,882	(6,178)	2,541
Deferred revenue	—	15	589	(55)	549
Other noncurrent liabilities	2,483	2,232	3,461	(1,842)	6,334
Equity
Due (to) from Time Warner and subsidiaries	—	(25,217)	(3,083)	28,300	—
Other shareholders’ equity	29,957	52,403	48,260	(100,663)	29,957

Total Time Warner Inc. shareholders’ equity	29,957	27,186	45,177	(72,363)	29,957
Noncontrolling interests	—	—	(3)	—	(3)

Total equity	29,957	27,186	45,174	(72,363)	29,954

Total liabilities and equity	$49,698	$38,378	$60,208	$(80,483)	$67,801

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2010

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$2,815	$256	$592	$—	$3,663
Receivables, net	26	639	5,931	—	6,596
Inventories	—	496	1,424	—	1,920
Deferred income taxes	581	583	507	(1,090)	581
Prepaid expenses and other current assets	126	80	355	—	561

Total current assets	3,548	2,054	8,809	(1,090)	13,321
Noncurrent inventories and film costs	—	1,643	4,443	(101)	5,985
Investments in amounts due to and from consolidated subsidiaries	44,677	21,709	11,381	(77,767)	—
Investments, including available-for-sale securities	101	383	1,903	(591)	1,796
Property, plant and equipment, net	346	448	3,080	—	3,874
Intangible assets subject to amortization, net	—	—	2,492	—	2,492
Intangible assets not subject to amortization	—	2,007	5,820	—	7,827
Goodwill	—	9,879	20,115	—	29,994
Other assets	228	142	1,048	—	1,418

Total assets	$48,900	$38,265	$59,091	$(79,549)	$66,707

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$676	$730	$6,477	$(74)	$7,809
Deferred revenue	—	19	989	(17)	991
Debt due within one year	—	9	17	—	26

Total current liabilities	676	758	7,483	(91)	8,826
Long-term debt	11,761	4,728	34	—	16,523
Due (to) from affiliates	(858)	—	858	—	—
Deferred income taxes	1,950	3,220	2,859	(6,079)	1,950
Deferred revenue	—	—	363	(67)	296
Other noncurrent liabilities	2,431	2,058	3,635	(1,957)	6,167
Equity
Due (to) from Time Warner and subsidiaries	—	(21,172)	(680)	21,852	—
Other shareholders’ equity	32,940	48,673	44,534	(93,207)	32,940

Total Time Warner Inc. shareholders’ equity	32,940	27,501	43,854	(71,355)	32,940
Noncontrolling interests	—	—	5	—	5

Total equity	32,940	27,501	43,859	(71,355)	32,945

Total liabilities and equity	$48,900	$38,265	$59,091	$(79,549)	$66,707

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2011

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$5,830	$23,774	$(630)	$28,974
Costs of revenues	—	(2,984)	(13,830)	503	(16,311)
Selling, general and administrative	(332)	(954)	(5,270)	117	(6,439)
Amortization of intangible assets	—	—	(269)	—	(269)
Restructuring and severance costs	(1)	(20)	(92)	—	(113)
Asset impairments	—	—	(44)	—	(44)
Gain (loss) on operating assets	—	—	7	—	7

Operating income	(333)	1,872	4,276	(10)	5,805
Equity in pretax income (loss) of consolidated subsidiaries	5,524	4,175	1,363	(11,062)	—
Interest expense, net	(840)	(369)	(11)	10	(1,210)
Other loss, net	15	(4)	(146)	(94)	(229)

Income from continuing operations before income taxes	4,366	5,674	5,482	(11,156)	4,366
Income tax provision	(1,484)	(1,894)	(1,908)	3,802	(1,484)

Net income	2,882	3,780	3,574	(7,354)	2,882
Less Net (income) loss attributable to noncontrolling interests	4	5	4	(9)	4

Net income attributable to Time Warner Inc. shareholders	$2,886	$3,785	$3,578	$(7,363)	$2,886

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2010

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$5,485	$21,914	$(511)	$26,888
Costs of revenues	—	(2,744)	(12,707)	428	(15,023)
Selling, general and administrative	(363)	(887)	(4,954)	78	(6,126)
Amortization of intangible assets	—	—	(264)	—	(264)
Restructuring and severance costs	—	(1)	(96)	—	(97)
Asset impairments	—	—	(20)	—	(20)
Gain (loss) on operating assets	—	59	11	—	70

Operating income	(363)	1,912	3,884	(5)	5,428
Equity in pretax income (loss) of consolidated subsidiaries	5,296	3,876	1,362	(10,534)	—
Interest expense, net	(741)	(394)	(52)	9	(1,178)
Other loss, net	(273)	(97)	146	(107)	(331)

Income from continuing operations before income taxes	3,919	5,297	5,340	(10,637)	3,919
Income tax provision	(1,348)	(1,813)	(1,909)	3,722	(1,348)

Net income	2,571	3,484	3,431	(6,915)	2,571
Less Net (income) loss attributable to noncontrolling interests	7	7	7	(14)	7

Net income attributable to Time Warner Inc. shareholders	$2,578	$3,491	$3,438	$(6,929)	$2,578

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2009

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$5,132	$20,597	$(341)	$25,388
Costs of revenues	—	(2,558)	(12,006)	329	(14,235)
Selling, general and administrative	(345)	(845)	(4,890)	7	(6,073)
Amortization of intangible assets	—	—	(280)	—	(280)
Restructuring and severance costs	—	(8)	(204)	—	(212)
Asset impairments	—	(2)	(83)	—	(85)
Gain (loss) on operating assets	—	—	(33)	—	(33)

Operating income	(345)	1,719	3,101	(5)	4,470
Equity in pretax income (loss) of consolidated subsidiaries	4,331	3,019	1,226	(8,576)	—
Interest expense, net	(738)	(434)	—	6	(1,166)
Other loss, net	(11)	(1)	32	(87)	(67)

Income from continuing operations before income taxes	3,237	4,303	4,359	(8,662)	3,237
Income tax provision	(1,153)	(1,498)	(1,571)	3,069	(1,153)

Income (loss) from continuing operations	2,084	2,805	2,788	(5,593)	2,084
Discontinued operations, net of tax	428	157	509	(666)	428

Net income	2,512	2,962	3,297	(6,259)	2,512
Less Net (income) loss attributable to noncontrolling interests	(35)	(21)	(49)	70	(35)

Net income attributable to Time Warner Inc. shareholders	$2,477	$2,941	$3,248	$(6,189)	$2,477

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2011

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$2,882	$3,780	$3,574	$(7,354)	$2,882
Adjustments for noncash and nonoperating items:
Depreciation and amortization	27	138	757	—	922
Amortization of film and television costs	—	2,357	5,306	5	7,668
Asset impairments	—	—	44	—	44
(Gain) loss on investments and other assets, net	(8)	1	175	—	168
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(5,524)	(4,175)	(1,363)	11,062	—
Equity in losses of investee companies, net of cash distributions	(3)	(1)	99	—	95
Equity-based compensation	38	53	134	—	225
Deferred income taxes	135	191	94	(285)	135
Changes in operating assets and liabilities, net of acquisitions	506	(521)	(5,263)	(3,413)	(8,691)
Intercompany	—	2,030	(2,030)	—	—

Cash provided by operations from continuing operations	(1,947)	3,853	1,527	15	3,448

INVESTING ACTIVITIES
Investments in available-for-sale securities	(4)	—	(30)	—	(34)
Investments and acquisitions, net of cash acquired	(14)	(3)	(331)	—	(348)
Capital expenditures	(76)	(136)	(560)	—	(772)
Investment proceeds from available-for-sale securities	16	—	—	—	16
Advances to (from) parent and consolidated subsidiaries	4,174	235	1	(4,410)	—
Other investment proceeds	16	26	28	(18)	52

Cash provided (used) by investing activities from continuing operations	4,112	122	(892)	(4,428)	(1,086)

FINANCING ACTIVITIES
Borrowings	2,965	—	72	—	3,037
Debt repayments	—	—	(80)	—	(80)
Proceeds from exercise of stock options	204	—	—	—	204
Excess tax benefit on stock options	22	—	—	—	22
Principal payments on capital leases	—	(10)	(2)	—	(12)
Repurchases of common stock	(4,611)	—	—	—	(4,611)
Dividends paid	(997)	—	—	—	(997)
Other financing activities	31	(12)	(125)	10	(96)
Change in due to/from parent and investment in segment	—	(4,045)	(358)	4,403	—

Cash used by financing activities from continuing operations	(2,386)	(4,067)	(493)	4,413	(2,533)

Cash provided (used) by continuing operations	(221)	(92)	142	—	(171)

Cash provided (used) by operations from discontinued operations	(16)	—	—	—	(16)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(237)	(92)	142	—	(187)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,815	256	592	—	3,663

CASH AND EQUIVALENTS AT END OF PERIOD	$2,578	$164	$734	$—	$3,476

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2010

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$2,571	$3,484	$3,431	$(6,915)	$2,571
Adjustments for noncash and nonoperating items:
Depreciation and amortization	36	139	763	—	938
Amortization of film and television costs	—	2,174	4,483	6	6,663
Asset impairments	—	—	20	—	20
(Gain) loss on investments and other assets, net	(5)	—	(1)	—	(6)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(5,296)	(3,876)	(1,362)	10,534	—
Equity in losses of investee companies, net of cash distributions	(3)	19	22	—	38
Equity-based compensation	38	46	115	—	199
Deferred income taxes	89	19	13	(32)	89
Changes in operating assets and liabilities, net of acquisitions	777	(1,003)	(3,376)	(3,596)	(7,198)
Intercompany	—	1,636	(1,636)	—	—

Cash provided by operations from continuing operations	(1,793)	2,638	2,472	(3)	3,314

INVESTING ACTIVITIES
Investments in available-for-sale securities	(15)	—	(1)	—	(16)
Investments and acquisitions, net of cash acquired	3	(290)	(632)	—	(919)
Capital expenditures	(19)	(109)	(503)	—	(631)
Advances to (from) parent and consolidated subsidiaries	2,047	367	—	(2,414)	—
Other investment proceeds	61	29	40	—	130

Cash provided (used) by investing activities from continuing operations	2,077	(3)	(1,096)	(2,414)	(1,436)

FINANCING ACTIVITIES
Borrowings	5,139	—	104	—	5,243
Debt repayments	(3,363)	(568)	(979)	—	(4,910)
Proceeds from exercise of stock options	121	—	—	—	121
Excess tax benefit on stock options	7	—	—	—	7
Principal payments on capital leases	—	(11)	(3)	—	(14)
Repurchases of common stock	(2,016)	—	—	—	(2,016)
Dividends paid	(971)	—	—	—	(971)
Other financing activities	(225)	(94)	(65)	—	(384)
Change in due to/from parent and investment in segment	—	(1,844)	(573)	2,417	—

Cash used by financing activities from continuing operations	(1,308)	(2,517)	(1,516)	2,417	(2,924)

Cash provided (used) by continuing operations	(1,024)	118	(140)	—	(1,046)

Cash provided (used) by operations from discontinued operations	(24)	—	—	—	(24)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,048)	118	(140)	—	(1,070)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,863	138	732	—	4,733

CASH AND EQUIVALENTS AT END OF PERIOD	$2,815	$256	$592	$—	$3,663

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2009

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$2,512	$2,962	$3,297	$(6,259)	$2,512
Less Discontinued operations, net of tax	428	157	509	(666)	428

Net income from continuing operations	2,084	2,805	2,788	(5,593)	2,084
Adjustments for noncash and nonoperating items:
Depreciation and amortization	40	127	781	—	948
Amortization of film and television costs	—	2,032	4,366	5	6,403
Asset impairments	—	2	83	—	85
(Gain) loss on investments and other assets, net	9	3	37	—	49
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(4,331)	(3,019)	(1,226)	8,576	—
Equity in losses of investee companies, net of cash distributions	—	(6)	80	—	74
Equity-based compensation	34	45	96	—	175
Deferred income taxes	346	376	357	(733)	346
Changes in operating assets and liabilities, net of acquisitions	826	(731)	(4,613)	(2,260)	(6,778)
Intercompany	—	1,742	(1,742)	—	—

Cash provided by operations from continuing operations	(992)	3,376	1,007	(5)	3,386

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	—	(2)	—	(4)
Investments and acquisitions, net of cash acquired	(322)	(5)	(418)	—	(745)
Capital expenditures	(33)	(125)	(389)	—	(547)
Investment proceeds from available-for-sale securities	3	—	47	—	50
Proceeds from the Special Dividend paid by Time Warner Cable Inc.	9,253	—	—	—	9,253
Advances to (from) parent and consolidated subsidiaries	3,968	788	—	(4,756)	—
Other investment proceeds	64	35	82	—	181

Cash provided (used) by investing activities from continuing operations	12,931	693	(680)	(4,756)	8,188

FINANCING ACTIVITIES
Borrowings	3,493	—	90	—	3,583
Debt repayments	(9,983)	—	(67)	—	(10,050)
Proceeds from exercise of stock options	56	—	—	—	56
Excess tax benefit on stock options	1	—	—	—	1
Principal payments on capital leases	—	(14)	(4)	—	(18)
Repurchases of common stock	(1,158)	—	—	—	(1,158)
Dividends paid	(897)	—	—	—	(897)
Other financing activities	(57)	—	—	—	(57)
Change in due to/from parent and investment in segment	—	(4,020)	(741)	4,761	—

Cash used by financing activities from continuing operations	(8,545)	(4,034)	(722)	4,761	(8,540)

Cash provided (used) by continuing operations	3,394	35	(395)	—	3,034

Cash provided (used) by operations from discontinued operations	—	—	1,324	—	1,324
Cash used by investing activities from discontinued operations	—	—	(763)	—	(763)
Cash used by financing activities from discontinued operations	—	—	(5,255)	—	(5,255)
Effect of change in cash and equivalents of discontinued operations	—	—	5,311	—	5,311

Cash provided (used) by discontinued operations	—	—	617	—	617

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,394	35	222	—	3,651
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	469	103	510	—	1,082

CASH AND EQUIVALENTS AT END OF PERIOD	$3,863	$138	$732	$—	$4,733

TIME WARNER INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2011, 2010 and 2009

(millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
2011
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$324	$30	$(74)	$280
Reserves for sales returns and allowances	1,654	2,883	(2,860)	1,677

Total	$1,978	$2,913	$(2,934)	$1,957

2010
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$367	$42	$(85)	$324
Reserves for sales returns and allowances	1,732	2,629	(2,707)	1,654

Total	$2,099	$2,671	$(2,792)	$1,978

2009
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$435	$84	$(152)	$367
Reserves for sales returns and allowances	1,691	2,511	(2,470)	1,732

Total	$2,126	$2,595	$(2,622)	$2,099

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number
2.1

Separation and Distribution Agreement by and between the Registrant and AOL Inc., dated November 16, 2009 (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 16, 2009 (the “November 2009 Form 8-K”)).

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

*
3.4

Certificate of Amendment, dated May 24, 2011, to the Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on May 24, 2011 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2011 (the “May 2011 Form 8-K”)).

*
3.5	By-laws of the Registrant, as amended through May 20, 2011 (incorporated herein by reference to Exhibit 3.2 to the May 2011 Form 8-K).	*
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

*
4.35

Indenture dated as of March 11, 2010 among the Registrant, Historic TW, HBO, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

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
10.8

Form of Notice of Grant of Stock Options (for awards of stock options under the 2003 Stock Incentive Plan and the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.12 to the January 2005 Form 8-K).

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

* +

10.21	Form of Performance Stock Units Agreement (PSU Agreement, Version 3) (incorporated herein by reference to Exhibit 10.38 to the 2008 Form 10-K).	* +
10.22	Form of Performance Stock Units Agreement (PSU Agreement, Version 4) (incorporated herein by reference to Exhibit 10.37 to the 2009 Form 10-K).	* +
10.23	Form of Performance Stock Units Agreement (PSU Agreement, Version Bewkes 3) (incorporated herein by reference to Exhibit 10.3 to the March 2009 Form 10-Q).	* +
10.24	Form of Performance Stock Units Agreement (PSU Agreement, Version Bewkes 4) (incorporated herein by reference to Exhibit 10.39 to the 2009 Form 10-K).	* +
10.25	Time Warner Inc. 2010 Stock Incentive Plan (the “2010 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 21, 2010).	* +
10.26

Form of Restricted Stock Units Agreement, RSU Standard Agreement, Version 1 (for awards of restricted stock units under the 2010 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the “September 2010 Form 10-Q”)).

* +
10.27	Form of Restricted Stock Units Agreement, RSU Executive Agreement, Version 1 (for awards to certain executive officers under the 2010 Stock Incentive Plan).	+
10.28

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

* +
10.30	Form of Performance Stock Units Agreement, PSU Agreement, Version 2 (for awards of performance stock units under the 2010 Stock Incentive Plan).	+
10.31

Form of Performance Stock Units Agreement, PSU Agreement, Version Bewkes 1 (for awards of performance stock units to Jeffrey Bewkes under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.5 to the September 2010 Form 10-Q).

* +
10.32	Form of Performance Stock Units Agreement, PSU Agreement, Version Bewkes 2 (for awards of performance stock units to Jeffrey Bewkes under the 2010 Stock Incentive Plan).	+
10.33

Form of Non-Qualified Stock Option Agreement, Directors Version 1 (for awards of stock options to non-employee directors under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.6 to the September 2010 Form 10-Q).

* +
10.34

Form of Notice of Grant of Stock Options to Non-Employee Director (for awards of stock options to non-employee directors under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.7 to the September 2010 Form 10-Q).

* +
10.35

Form of Restricted Stock Units Agreement, RSU Director Agreement, Version 1 (for awards of restricted stock units to non-employee directors under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.8 to the September 2010 Form 10-Q).

* +
10.36

Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, as amended through October 25, 2007 (the “Directors’ Restricted Stock Plan”) (incorporated herein by reference to Exhibit 10.5 to the September 2007 Form 10-Q).

* +
10.37

Form of Restricted Stock Units Agreement (for awards of restricted stock units under the Directors’ Restricted Stock Plan) (incorporated herein by reference to Exhibit 10.3 to the January 2005 Form 8-K).

* +

10.38

Deferred Compensation Plan for Directors of Time Warner, as amended through November 18, 1993 (incorporated herein by reference to Exhibit 10.9 to TWCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-8637)).

* +
10.39

Time Warner Inc. Non-Employee Directors’ Deferred Compensation Plan, as amended October 25, 2007, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.8 to the September 2007 Form 10-Q).

* +
10.40	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders).	* +
10.41	Time Warner Retirement Plan for Outside Directors, as amended through May 16, 1996 (incorporated herein by reference to Exhibit 10.9 to the Historic TW 1996 Form 10-K).	* +
10.42	Time Warner Inc. Annual Incentive Plan for Executive Officers (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 28, 2009).	* +
10.43	Time Warner Inc. Deferred Compensation Plan (amended and restated as of January 1, 2005) (incorporated herein by reference to Exhibit 10.7 to the September 2007 Form 10-Q).	* +
10.44	Amendment No. 1 to the Time Warner Inc. Deferred Compensation Plan (amended and restated as of January 1, 2005) (incorporated herein by reference to Exhibit 10.47 to the 2008 Form 10-K).	* +
10.45	Time Warner Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”)).	* +
10.46

Time Warner Excess Benefit Pension Plan (as amended through July 28, 2010) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

* +
10.47

Amended and Restated Employment Agreement made December 11, 2007, effective as of January 1, 2008, between the Registrant and Jeffrey Bewkes (incorporated herein by reference to Exhibit 10.34 to the 2007 Form 10-K).

* +
10.48

Amended and Restated Employment Amendment, made August 30, 2010, effective as of July 1, 2010, between the Registrant and Paul T. Cappuccio (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2010).

* +
10.49

Amended and Restated Employment Agreement made July 29, 2011, effective as of January 1, 2011, between the Registrant and John K. Martin, Jr. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

* +
10.50	Employment Agreement made December 23, 2011, effective as of August 1, 2011, between the Registrant and Olaf Olafsson.	+
10.51	Employment Agreement made February 17, 2010, effective as of April 1, 2010 between the Registrant and Gary Ginsberg (incorporated herein by reference to Exhibit 10.51 to the 2010 Form 10-K).	* +
10.52

Credit Agreement, dated as of January 19, 2011, among the Registrant and Time Warner International Finance Limited, as Borrowers, the Lenders from time to time party thereto and Citibank, N.A., as Administrative Agent (the “Credit Agreement”) (incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated January 19, 2011).

*
10.53	First Amendment, dated as of September 27, 2011, to the Credit Agreement (incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated September 27, 2011).	*

10.54

Form of Commercial Paper Dealer Agreement 4(2) Program among the Registrant, as Issuer, Historic TW, as Note Guarantor, HBO and TBS, as Supplemental Guarantors, and Dealer (incorporated herein by reference to Exhibit 10.53 to the 2010 Form 10-K).

*
10.55	Second Amended and Restated Tax Matters Agreement, dated as of May 20, 2008, between the Registrant and Time Warner Cable (incorporated herein by reference to Exhibit 99.2 to the May 2008 Form 8-K).	*
10.56	Second Tax Matters Agreement, dated as of November 16, 2009, by and between the Registrant and AOL Inc. (incorporated herein by reference to Exhibit 99.2 to the November 2009 Form 8-K).	*
10.57	Employee Matters Agreement, dated as of November 16, 2009, by and among the Registrant, AOL LLC and AOL Inc. (incorporated herein by reference to Exhibit 99.3 to the November 2009 Form 8-K).	*
10.58

Reimbursement Agreement, dated as of March 31, 2003, by and among Time Warner Cable, the Registrant, WCI, ATC and TWE (“Reimbursement Agreement”) (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated March 28, 2003).

*
10.59

Amendment No. 1 to Reimbursement Agreement made by and among Time Warner Cable and the Registrant, dated as of May 20, 2008 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

†
101

The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in extensible Business Reporting Language:

(i) Consolidated Balance Sheet at December 31, 2011 and 2010, (ii) Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statement of Equity for the years ended December 31, 2011, 2010 and 2009, (v) Notes to Consolidated Financial Statements and (vi) Supplementary Information – Condensed Consolidating Financial Statements.

*	Incorporated by reference.

+	This exhibit is a management contract or compensation plan or arrangement.

†

This  exhibit will not be deemed “filed” for  purposes of Section 18 of  the Securities Exchange  Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as  amended, or the Securities and Exchange Act,  except to the extent that the Registrant  specifically incorporates  it by reference.

The Registrant hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.