Form 10-Q
period 2012-03-31
TIME WARNER INC.
filed 2012-05-02
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2012 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of April 24, 2012
Common Stock – $.01 par value	959,915,926

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2012. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2012 and cash flows for the three months ended March 31, 2012.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, CNN, HBO, Cinemax, Warner Bros., New Line Cinema, People, Sports Illustrated and Time. During the three months ended March 31, 2012, the Company generated Revenues of $6.979 billion (up 4% from $6.683 billion in 2011), Operating Income of $1.247 billion (down 2% from $1.270 billion in 2011), Net Income attributable to Time Warner shareholders of $583 million (down 11% from $653 million in 2011) and Cash Provided by Operations of $416 million (down 50% from $825 million in 2011).

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Networks, Film and TV Entertainment and Publishing. For additional information regarding Time Warner’s segments, refer to Note 11, “Segment Information,” in the accompanying consolidated financial statements. Effective for the first quarter of 2012, the Company changed the name of its Filmed Entertainment reportable segment to Film and TV Entertainment. This change did not affect the composition of the segment; accordingly, all prior period financial information related to this reportable segment was unaffected.

Networks.  Time Warner’s Networks segment consists of Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“Home Box Office”). During the three months ended March 31, 2012, the Networks segment generated Revenues of $3.602 billion (51% of the Company’s total Revenues) and $1.143 billion in Operating Income.

Turner operates domestic and international networks, including such recognized brands as TNT, TBS, truTV, CNN and Cartoon Network, which are among the leaders in advertising-supported television networks. The Turner networks generate revenues principally from providing programming to affiliates that have contracted to receive and distribute this programming and from the sale of advertising. Turner also operates various websites, including CNN.com, NCAA.com, NASCAR.com and CartoonNetwork.com, that generate revenues principally from the sale of advertising. Turner also provides online and mobile offerings for on demand viewing of programs on its networks and live streaming of its CNN and HLN networks to authenticated subscribers. As of March 31, 2012, Turner’s online and mobile offerings were available to approximately 77 million subscribers.

Home Box Office operates the HBO and Cinemax multi-channel premium pay television services, with the HBO service ranking as the most widely distributed domestic multi-channel premium pay television service. Home Box Office generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. As of March 31, 2012, HBO GO and MAX GO, Home Box Office’s authenticated online services were available to essentially all of HBO’s and Cinemax’s respective domestic subscribers. An additional source of revenues for Home Box Office is the sale and licensing of its original programming, including Game of Thrones, Boardwalk Empire and True Blood.

The Company’s Networks segment has been pursuing international expansion in select areas for the past several years, and the Company anticipates that international expansion will continue to be an area of focus at the Networks segment for the foreseeable future.

Film and TV Entertainment.  Time Warner’s Film and TV Entertainment segment consists of businesses managed by the Warner Bros. Entertainment Group (“Warner Bros.”) that principally produce and distribute theatrical motion pictures, television shows and videogames. During the three months ended March 31, 2012, the Film and TV Entertainment segment generated Revenues of $2.784 billion (38% of the Company’s total Revenues) and $214 million in Operating Income.

The Film and TV Entertainment segment’s theatrical product revenues are generated principally through rentals from theatrical exhibition of films, including the following recently released films: Journey 2: The Mysterious Island, Sherlock Holmes: A Game of Shadows, Wrath of the Titans and Project X, and subsequently through licensing fees received for the distribution of films on television networks and pay television programming services. Television product revenues are generated principally from the licensing of programs to television networks and pay television programming services. The segment also generates revenues for both its theatrical and television product through home video distribution on DVD and Blu-ray Discs and in various digital formats (e.g., electronic sell through and video-on-demand). In addition, the segment

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

generates revenues through the distribution of videogames.

Warner Bros. continues to be an industry leader in the television content business. For the 2011-2012 broadcast season, Warner Bros. produced more than 30 scripted primetime series, with at least three series for each of the five broadcast networks (including The Big Bang Theory, 2 Broke Girls, Fringe, The Mentalist, The Middle, Mike & Molly, Person of Interest, Suburgatory, Two and a Half Men and Vampire Diaries) and original series for cable television networks (including The Closer, Pretty Little Liars, Rizzoli & Isles and Southland). Internationally, Warner Bros. operates a group of local television production companies in the U.K. and the Netherlands that focus on developing non-scripted programs and formats that can be sold internationally and adapted for sale in the U.S. Warner Bros. has also begun to create locally produced versions of programs owned by the studio and to develop original local television programming.

The distribution of DVDs has been one of the largest drivers of the segment’s revenues and profits over the last several years. However, in recent years, home video revenues have declined as a result of several factors, including consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than DVD sales; the general economic downturn in the U.S. and many regions around the world; increasing competition for consumer discretionary time and spending; piracy; and the maturation of the standard definition DVD format. Reduced consumer spending on DVDs is being partially offset by growing sales of high definition Blu-ray Discs and increased sales through electronic delivery (particularly video-on-demand), which have higher incremental gross margins than standard definition DVDs. The decline in consumer spending on DVDs is also being partially offset by the licensing of theatrical and television content to subscription video-on-demand providers.

Publishing.  Time Warner’s Publishing segment consists principally of Time Inc.’s magazine publishing and related websites, book publishing businesses and marketing services businesses. During the three months ended March 31, 2012, the Publishing segment generated Revenues of $773 million (11% of the Company’s total Revenues) and $4 million in Operating Loss.

As of March 31, 2012, Time Inc. published 21 magazines in the U.S., including People, Sports Illustrated and Time, and over 70 magazines outside the U.S. All 21 of Time Inc.’s U.S. magazines are available as tablet editions. The Publishing segment generates revenues primarily from the sale of advertising, magazine subscriptions and newsstand sales.

Since the fourth quarter of 2010, Turner has managed the SI.com and Golf.com websites, including selling all advertising for the websites, and in exchange Time Inc. has received a license fee from Turner. Beginning in the second quarter of 2012, Time Inc. will assume management of these websites, sell all advertising and no longer receive a license fee from Turner. This change will not impact the Company’s consolidated results of operations.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

RESULTS OF OPERATIONS

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results has been affected by transactions and certain other items in each period as follows (millions):

	88888888888888	88888888888888
	Three Months Ended March 31,
	2012	2011

Asset impairments	$(52)	$-
Gain (loss) on operating assets	(42)	3
Other	(10)	(8)

Impact on Operating Income	(104)	(5)

Investment gains (losses), net	(9)	4
Amounts related to the separation of Time Warner Cable Inc.	(1)	4

Pretax impact	(114)	3
Income tax impact of above items	36	3

Impact of items on net income attributable to Time Warner Inc. shareholders	$(78)	$6

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $26 million and $30 million for the three months ended March 31, 2012 and 2011, respectively. For further discussion of Restructuring and severance costs, refer to “Consolidated Results” and “Business Segment Results.”

Asset Impairments

For the three months ended March 31, 2012, the Company recognized $52 million of noncash charges at the Networks segment primarily related to certain receivables, inventories and long-lived assets in connection with Turner’s decision in the first quarter of 2012 to shut down its general entertainment network in India.

Gain (Loss) on Operating Assets

For the three months ended March 31, 2012, the Company recognized a loss on operating assets of $42 million at the Publishing segment in connection with the sale in the first quarter of 2012 of the school fundraising business, QSP (the “QSP Business”).

For the three months ended March 31, 2011, the Company recognized a $3 million gain at the Film and TV Entertainment segment related to contingent consideration for certain prior acquisitions.

Other

Other reflects legal and other professional fees related to the defense of securities litigation matters for former employees totaling $2 million for each of the three months ended March 31, 2012 and 2011. Other also reflects external costs related to mergers, acquisitions or dispositions of $8 million and $6 million for the three months ended March 31, 2012 and 2011, respectively.

Investment Gains (Losses), Net

For the three months ended March 31, 2012 and 2011, the Company recognized $9 million of miscellaneous investment losses and $4 million of miscellaneous investment gains, net, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Amounts Related to the Separation of Time Warner Cable Inc.

For the three months ended March 31, 2012 and 2011, the Company recognized $1 million of other loss and $4 million of other income, respectively, related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by Time Warner Cable Inc. (“TWC”) employees, which has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

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

Revenues.  The components of Revenues are as follows (millions):

	888888888888	888888888888	888888888888
	Three Months Ended March 31,
	2012	2011	% Change

Subscription	$2,471	$2,368	4%
Advertising	1,472	1,431	3%
Content	2,861	2,733	5%
Other	175	151	16%

Total revenues	$6,979	$6,683	4%

The increase in Subscription revenues primarily related to an increase at the Networks segment. The increase in Advertising revenues was primarily due to an increase at the Networks segment, partially offset by a decrease at the Publishing segment. The increase in Content revenues was due primarily to an increase at the Film and TV Entertainment segment, partially offset by a decrease at the Networks segment. Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  For the three months ended March 31, 2012, Costs of revenues increased to $3.976 billion from $3.727 billion for the three months ended March 31, 2011 driven primarily by increases at the Film and TV Entertainment and Networks segments. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses.    For three months ended March 31, 2012, Selling, general and administrative expenses decreased 1% to $1.575 billion from $1.591 billion for the three months ended March 31, 2011, primarily related to a decrease at the Networks segment. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $154 million and $163 million for the three months ended March 31, 2012 and 2011, respectively.

Amortization Expense.    Amortization expense decreased to $61 million for the three months ended March 31, 2012 from $68 million for the three months ended March 31, 2011.

Restructuring and Severance Costs.  For the three months ended March 31, 2012, the Company incurred Restructuring and severance costs of $26 million, primarily related to employee terminations and other exit activities, consisting of $14 million at the Networks segment, $6 million at the Film and TV Entertainment segment and $6 million at the Publishing segment.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the three months ended March 31, 2011, the Company incurred Restructuring and severance costs of $30 million, primarily related to employee terminations and other exit activities, consisting of $12 million at the Networks segment, $6 million at the Film and TV Entertainment segment and $12 million at the Publishing segment.

Operating Income.  Operating Income decreased to $1.247 billion for the three months ended March 31, 2012 from $1.270 billion for the three months ended March 31, 2011. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $104 million and $5 million of expense for the three months ended March 31, 2012 and 2011, respectively, Operating Income increased $76 million, reflecting increases at the Film and TV Entertainment and Networks segments. The segment variations are discussed under “Business Segment Results.”

Interest Expense, Net.  For the three months ended March 31, 2012, Interest expense, net, increased to $320 million from $274 million for the three months ended March 31, 2011 due to higher average debt in 2012 reflecting the issuance of $3 billion of debt securities in April and November 2011.

Other Loss, Net.  Other loss, net detail is shown in the table below (millions):

	88888888888	88888888888
	Three Months Ended March 31,
	2012	2011

Investment gains (losses), net	$(9)	$4
Amounts related to the separation of TWC	(1)	4
Loss from equity method investees	(8)	(18)
Other	18	(4)

Other loss, net	$-	$(14)

Investment gains (losses), net and amounts related to the separation of TWC are discussed under “Transactions and Other Items Affecting Comparability.” The remaining changes in Other loss, net for the three months ended March 31, 2012 were due to an adjustment to reduce liability for deferred compensation and lower losses from equity method investees.

Income Tax Provision.  Income tax provision increased to $346 million for the three months ended March 31, 2012 from $331 million for the three months ended March 31, 2011. The Company’s effective tax rate was 37% and 34% for the three months ended March 31, 2012 and 2011, respectively. This change was primarily due to an increase in tax reserves.

Net Income.  Net income decreased to $581 million for the three months ended March 31, 2012 from $651 million for the three months ended March 31, 2011. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $78 million of expense and $6 million of income for the three months ended March 31, 2012 and 2011, respectively, Net income increased $14 million, primarily reflecting higher Operating Income, partially offset by higher interest expense.

Net Loss Attributable to Noncontrolling Interests.  For each of the three months ended March 31, 2012 and 2011, Net loss attributable to noncontrolling interests was $2 million.

Net Income Attributable to Time Warner Inc. Shareholders.    Net income attributable to Time Warner Inc. shareholders was $583 million and $653 million for the three months ended March 31, 2012 and 2011, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $0.60 and $0.59, respectively, for the three months ended March 31, 2012 and were $0.59 and $0.59, respectively, for the three months ended March 31, 2011.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Business Segment Results

Networks.  Revenues and Operating Income of the Networks segment for the three months ended March 31, 2012 and 2011 are as follows (millions):

	88888888888,	88888888888,	88888888888,
	Three Months Ended March 31,
	2012	2011	% Change
Revenues:
Subscription	$2,154	$2,055	5%
Advertising	1,096	1,032	6%
Content	306	372	(18%)
Other	46	37	24%

Total revenues	3,602	3,496	3%
Costs of revenues(a)	(1,739)	(1,647)	6%
Selling, general and administrative(a)	(567)	(582)	(3%)
Asset impairments	(52)	-	NM
Restructuring and severance costs	(14)	(12)	17%
Depreciation	(79)	(83)	(5%)
Amortization	(8)	(10)	(20%)

Operating Income	$1,143	$1,162	(2%)

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Subscription revenues increased primarily due to a $93 million increase in domestic subscription revenues reflecting higher domestic subscription rates.

The increase in Advertising revenues reflected domestic growth of $58 million driven by strong pricing and The National Collegiate Athletic Association Division I Men’s Basketball Championship (the “NCAA Tournament”) events, due in part to the timing of games.

The decrease in Content revenues was due primarily to lower licensing revenues from original programming.

The components of Costs of revenues for the Networks segment are as follows (millions):

	888888888888	888888888888	888888888888
	Three Months Ended March 31,
	2012	2011	% Change
Programming costs:
Originals and sports	$939	$828	13%
Acquired films and syndicated series	426	454	(6%)

Total programming costs	1,365	1,282	6%
Other direct operating costs	374	365	2%

Costs of revenues(a)	$1,739	$1,647	6%

(a)	Costs of revenues exclude depreciation.

The increase in Costs of revenues was driven by higher programming costs. The increase in programming costs reflected higher costs for originals and sports programming, which included a $35 million impairment related to the cancellation of an original series, as well as higher NCAA Tournament programming costs due in part to the timing of games. This increase was partially offset by lower programming costs for acquired programming.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the three months ended March 31, 2012 included a $58 million charge related to Turner’s decision in the first quarter of 2012 to shut down its general entertainment network in India. This charge consisted of $52 million of noncash charges primarily related to certain receivables, inventories and long-lived assets and a $6 million charge related to exit costs. The Networks segment expects to incur an additional noncash charge of approximately $70 million to $80 million in the second quarter of 2012 following the completion of the shutdown.

Operating Income decreased primarily due to higher Costs of revenues and the $58 million charge related to the shutdown of Turner’s general entertainment network in India, partially offset by higher Revenues.

Film and TV Entertainment.  Revenues and Operating Income of the Film and TV Entertainment segment for the three months ended March 31, 2012 and 2011 are as follows (millions):

	88888888888.	88888888888.	88888888888.
	Three Months Ended March 31,
	2012	2011	% Change
Revenues:
Subscription	$28	$18	56%
Advertising	13	11	18%
Content	2,685	2,535	6%
Other	58	40	45%

Total revenues	2,784	2,604	7%
Costs of revenues(a)	(2,008)	(1,880)	7%
Selling, general and administrative(a)	(466)	(468)	-
Gain on operating assets	-	3	(100%)
Restructuring and severance costs	(6)	(6)	-
Depreciation	(46)	(48)	(4%)
Amortization	(44)	(47)	(6%)

Operating Income	$214	$158	35%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Content revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three months ended March 31, 2012 and 2011 are as follows (millions):

	888888888888	888888888888	888888888888
	Three Months Ended March 31,
	2012	2011	% Change
Theatrical product:
Theatrical film	$414	$335	24%
Home video and electronic delivery	462	541	(15%)
Television licensing	405	394	3%
Consumer products and other	39	31	26%

Total theatrical product	1,320	1,301	1%

Television product:
Television licensing	961	878	9%
Home video and electronic delivery	180	135	33%
Consumer products and other	89	58	53%

Total television product	1,230	1,071	15%

Other	135	163	(17%)

Total Content revenues	$2,685	$2,535	6%

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the three months ended March 31, 2012, theatrical product revenues from theatrical film increased due to higher revenues from theatrical films released in the current quarter of $50 million and higher carryover revenues from theatrical films released in prior periods of $29 million. There were four theatrical films released in the first quarter of 2012 as compared to five in the first quarter of 2011.

Theatrical product revenues from home video and electronic delivery decreased due to lower revenues of $48 million from prior period releases, including catalog, and lower revenues from releases in the current quarter of $31 million. There were five home video and electronic delivery releases in the first quarter of both 2012 and 2011.

The increase in television product revenues from licensing was primarily due to higher revenues from initial telecasts of $79 million mainly as a result of higher fees and the timing of deliveries.

Television product revenues from home video and electronic delivery increased due to higher electronic delivery revenues reflecting the subscription video-on-demand availability of a television series.

Television product revenues from consumer products and other increased primarily due to retransmission royalties received during the period.

The components of Costs of revenues for the Film and TV Entertainment segment are as follows (millions):

	888888888888	888888888888	888888888888
	Three Months Ended March 31,
	2012	2011	% Change

Film and TV production costs	$1,338	$1,147	17%
Print and advertising costs	476	494	(4%)
Other costs, including merchandise and related costs	194	239	(19%)

Costs of revenues(a)	$2,008	$1,880	7%

(a)	Costs of revenues exclude depreciation.

The increase in Costs of revenues reflects higher film and TV production costs, partially offset by lower other costs. Film and TV production costs increased mainly due to the mix and performance of product released. Included in film and TV production costs are theatrical film valuation adjustments as a result of revisions to estimates of ultimate revenue for certain theatrical films. For the three months ended March 31, 2012 and 2011, theatrical film valuation adjustments were not material. Other costs decreased primarily due to lower merchandise costs mainly associated with the decrease in theatrical home video sales.

The increase in Operating Income was primarily due to higher Revenues, partially offset by higher Costs of revenues.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Publishing.  Revenues and Operating Income (Loss) of the Publishing segment for the three months ended March 31, 2012 and 2011 are as follows (millions):

	88888888888,	88888888888,	88888888888,
	Three Months Ended March 31,
	2012	2011	% Change
Revenues:
Subscription	$289	$295	(2%)
Advertising	383	402	(5%)
Content	19	16	19%
Other	82	85	(4%)

Total revenues	773	798	(3%)
Costs of revenues(a)	(324)	(312)	4%
Selling, general and administrative(a)	(373)	(375)	(1%)
Loss on operating assets	(42)	-	NM
Restructuring and severance costs	(6)	(12)	(50%)
Depreciation	(23)	(25)	(8%)
Amortization	(9)	(11)	(18%)

Operating Income (Loss)	$(4)	$63	(106%)

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Subscription revenues decreased primarily due to lower worldwide newsstand sales of $14 million, particularly in the domestic celebrity category, partially offset by higher domestic subscription sales of $9 million.

Advertising revenues decreased primarily due to lower domestic magazine advertising revenues mainly as a result of fewer pages sold due to soft market conditions, which are expected to continue through at least the second quarter of 2012.

The components of Costs of revenues for the Publishing segment are as follows (millions):

	888888888888	888888888888	888888888888
	Three Months Ended March 31,
	2012	2011	% Change

Production costs	$184	$182	1%
Editorial costs	124	115	8%
Other	16	15	7%

Costs of revenues(a)	$324	$312	4%

(a)	Costs of revenues exclude depreciation.

The increase in Costs of revenues was due primarily to higher editorial costs. Approximately half of the increase in editorial costs was associated with investments in websites and tablet editions of magazines, and the balance of the increase was primarily related to merit-based compensation increases.

The decrease in Selling, general and administrative expenses was primarily due to lower costs of $10 million as a result of the sale of the QSP Business, partially offset by merit-based compensation increases and the timing of promotional spending.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the three months ended March 31, 2012 included a $42 million loss on operating assets in connection with the sale of the QSP Business.

Operating Income (Loss) changed primarily due to the $42 million loss on operating assets in connection with the sale

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

of the QSP Business, as well as lower Revenues and higher Costs of revenues.

Corporate.  Operating Loss of the Corporate segment for the three months ended March 31, 2012 and 2011 was as follows (millions):

	888888888888	888888888888	888888888888
	Three Months Ended March 31,
	2012	2011	% Change
Selling, general and administrative(a)	$(96)	$(86)	12%
Depreciation	(6)	(7)	(14%)

Operating Loss	$(102)	$(93)	10%

(a)	Selling, general and administrative expenses exclude depreciation.

Operating Loss increased due primarily to higher costs related to enterprise efficiency initiatives. For the three months ended March 31, 2012 and 2011, Selling, general and administrative expenses included $10 million and $2 million, respectively, of costs related to such initiatives.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments, the purchase of common stock under the Company’s repurchase program and scheduled debt repayments. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at March 31, 2012 was $7.939 billion, which included $2.877 billion of Cash and equivalents.

Current Financial Condition

At March 31, 2012, Time Warner had $19.520 billion of debt, $2.877 billion of Cash and equivalents (net debt, defined as total debt less Cash and equivalents, of $16.643 billion) and $29.780 billion of Shareholders’ equity, compared to $19.524 billion of debt, $3.476 billion of Cash and equivalents (net debt of $16.048 billion) and $29.957 billion of Shareholders’ equity at December 31, 2011.

The following table shows the significant items contributing to the increase in net debt from December 31, 2011 to March 31, 2012 (millions):

Balance at December 31, 2011	$16,048
Cash provided by operations	(416)
Capital expenditures	133
Dividends paid to common stockholders	257
Investments and acquisitions, net	76
Repurchases of common stock	725
All other, net	(180)

Balance at March 31, 2012	$16,643

On January 31, 2012, the Company’s Board of Directors authorized a $4.0 billion stock repurchase program that commenced after the completion of the Company’s $5.0 billion stock repurchase program in February 2012. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2012 through April 27, 2012, the Company repurchased 24 million shares of common stock for $889 million pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Cash Flows

Cash and equivalents decreased by $599 million for the three months ended March 31, 2012 and $634 million for the three months ended March 31, 2011. Components of these changes are discussed below in more detail.

Operating Activities

Details of Cash provided by operations are as follows (millions):

	8888888888,	8888888888,
	Three Months Ended March 31,
	2012	2011
Operating Income	$1,247	$1,270
Depreciation and amortization	215	231
Net interest payments(a)	(280)	(213)
Net income taxes paid(b)	(303)	(137)
All other, net, including working capital changes	(463)	(326)

Cash provided by operations	$416	$825

(a)	Includes cash interest received of $11 million and $5 million for the three months ended March 31, 2012 and 2011, respectively.
(b)	Includes income tax refunds received of $30 million and $4 million for the three months ended March 31, 2012 and 2011, respectively.

Cash provided by operations for the three months ended March 31, 2012 decreased as compared with the prior year period primarily due to higher net income taxes paid, attributable to the timing of estimated tax payments, higher cash used by working capital, primarily reflecting higher programming spending, and higher net interest payments, related to higher average debt in 2012.

Investing Activities

Details of Cash used by investing activities are as follows (millions):

	8888888888,	8888888888,
	Three Months Ended March 31,
	2012	2011
Investments in available-for-sale securities	$(17)	$-
Investments and acquisitions, net of cash acquired	(59)	(160)
Capital expenditures	(133)	(152)
All other investment and sale proceeds	22	5

Cash used by investing activities	$(187)	$(307)

Cash used by investing activities for the three months ended March 31, 2012 decreased as compared with the prior year period primarily due to fewer investments and acquisitions and a decrease in capital expenditures.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Financing Activities

Details of Cash used by financing activities are as follows (millions):

	8888888888	8888888888
	Three Months Ended March 31,
	2012	2011
Borrowings	$11	$22
Debt repayments	(13)	(21)
Proceeds from the exercise of stock options	185	118
Excess tax benefit on stock options	34	14
Principal payments on capital leases	(3)	(2)
Repurchases of common stock	(725)	(959)
Dividends paid	(257)	(261)
Other financing activities	(60)	(63)

Cash used by financing activities	$(828)	$(1,152)

Cash used by financing activities for the three months ended March 31, 2012 decreased as compared to the prior year period primarily due to a decrease in repurchases of common stock made in connection with the Company’s common stock repurchase program and higher proceeds from the exercise of stock options.

Time Warner’s $638 million aggregate principal amount of 6.875% Notes matured on May 1, 2012, and the Company paid such aggregate principal amount and the accrued interest in cash on the maturity date.

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At March 31, 2012, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $27.525 billion. Of this committed capacity, $7.939 billion was unused and $19.520 billion was outstanding as debt. At March 31, 2012, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	8888888888,	8888888888,	8888888888,	8888888888,
	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$2,877	$-	$-	$2,877
Revolving credit facilities and commercial
paper program(d)	5,000	2		4,998
Fixed-rate public debt	19,254	-	19,254	-
Other obligations(e)	394	64	266	64

Total	$27,525	$66	$19,520	$7,939

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 14.4 years as of March 31, 2012.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts. At March 31, 2012, the Company’s public debt matures as follows: $638 million in 2012, $732 million in 2013, $0 in 2014, $1.000 billion in 2015, $1.150 billion in 2016 and $15.881 billion thereafter. In the period after 2016, no more than $2.0 billion will mature in any given year. As of March 31, 2012, $1.074 billion of the Company’s public debt is classified as current on the Company’s Consolidated Balance Sheet.

(d)

The revolving credit facilities consist of a $2.5 billion four-year revolving credit facility that matures on September 27, 2015 and a $2.5 billion five-year revolving credit facility that matures on September 27, 2016. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the credit facilities.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $21 million are due within the next twelve months.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $5.3 billion and $5.6 billion at March 31, 2012 and December 31, 2011, respectively. Included in these amounts is licensing of film product from the Film and TV Entertainment segment to the Networks segment in the amount of $1.4 billion at both March 31, 2012 and December 31, 2011.

Investment in CME

On April 30, 2012, the Company and Central European Media Enterprises Ltd. (“CME”) entered into an arrangement in which the Company agreed to purchase shares of CME’s Class A common stock in an amount that will result in the Company holding a 40% economic interest in CME on a diluted basis (the “TW Subscription”). At March 31, 2012, the Company held an approximate 34% economic interest in CME. The Company also agreed to provide CME with a term loan credit facility of up to $300 million for the sole purpose of repurchasing certain of CME’s outstanding public indebtedness in concurrent tender offers announced by CME on April 30, 2012. Amounts raised in the TW Subscription and from certain equity offerings by CME will reduce the amount of the credit facility. Loans drawn under the credit facility will bear interest at rates ranging from EURIBOR plus 1.625% to 20% depending on the indebtedness CME repurchases with a particular loan, the length of time the loans are outstanding and other factors. The loans under the credit facility will mature at various dates ranging from 2013 to 2016 and can be prepaid by CME. In addition, if any of the loans remain outstanding after 180 days, CME has the option to sell to the Company and the Company has the option to acquire from CME additional shares of Class A common stock of CME that may increase the Company’s economic interest in CME up to an aggregate of 49.9%. The purchase price for such shares will be paid through the reduction of the amount of the loans outstanding.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding (i) the adequacy of the Company’s liquidity to meet its needs for the foreseeable future, (ii) the Company’s international expansion plans, (iii) the transfer of the management of the SI.com and Golf.com websites from Turner to Time Inc. in the second quarter of 2012, (iv) the expectation that soft magazine advertising market conditions will continue through at least the second quarter of 2012, and (v) the expected incurrence of an additional noncash charge of approximately $70 million to $80 million in the second quarter of 2012 following the completion of the shutdown of Turner’s general entertainment network in India.

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

•	changes in consumer behavior, including changes in spending behavior and changes in when, where digital content is consumed;
•	the popularity of the Company’s content;
•	changes in the Company’s plans, initiatives and strategies, and consumer acceptance thereof;
•	competitive pressures, including as a result of audience fragmentation and changes in technology;
•	the Company’s ability to deal effectively with economic slowdowns or other economic or market difficulties;
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

•	the effects of any significant acquisitions, dispositions and other similar transactions by the Company;
•	the failure to meet earnings expectations;
•	the adequacy of the Company’s risk management framework;
•	changes in U.S. GAAP or other applicable accounting policies;
•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses;

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

•	a disruption or failure of network and information systems or other technology on which the Company’s businesses rely;
•	the effect of union or labor disputes or player lockouts affecting the professional sports leagues whose programming is shown on the Company’s networks;
•	changes in tax, federal communication and other laws and regulations;
•	changes in foreign exchange rates and in the stability and existence of the Euro; and
•	the other risks and uncertainties detailed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(Unaudited; millions, except share amounts)

	March 31, 2012	December 31, 2011

ASSETS
Current assets
Cash and equivalents	$2,877	$3,476
Receivables, less allowances of $1,599 and $1,957	6,312	6,922
Inventories	1,909	1,890
Deferred income taxes	649	663
Prepaid expenses and other current assets	544	481

Total current assets	12,291	13,432

Noncurrent inventories and film and TV production costs	6,684	6,594
Investments, including available-for-sale securities	1,894	1,820
Property, plant and equipment, net	3,937	3,963
Intangible assets subject to amortization, net	2,117	2,232
Intangible assets not subject to amortization	7,807	7,805
Goodwill	30,048	30,029
Other assets	1,966	1,926

Total assets	$66,744	$67,801

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,031	$7,815
Deferred revenue	1,023	1,084
Debt due within one year	1,095	23

Total current liabilities	9,149	8,922

Long-term debt	18,425	19,501
Deferred income taxes	2,536	2,541
Deferred revenue	533	549
Other noncurrent liabilities	6,320	6,334
Commitments and Contingencies (Note 12)

Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 963 million and 974 million shares outstanding	17	17
Paid-in-capital	155,578	156,114
Treasury stock, at cost (689 million and 678 million shares)	(33,934)	(33,651)
Accumulated other comprehensive loss, net	(793)	(852)
Accumulated deficit	(91,088)	(91,671)

Total Time Warner Inc. shareholders’ equity	29,780	29,957
Noncontrolling interests	1	(3)

Total equity	29,781	29,954

Total liabilities and equity	$66,744	$67,801

    See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Three Months Ended March 31,

(Unaudited; millions, except per share amounts)

	2012	2011

Revenues	$6,979	$6,683
Costs of revenues	(3,976)	(3,727)
Selling, general and administrative	(1,575)	(1,591)
Amortization of intangible assets	(61)	(68)
Restructuring and severance costs	(26)	(30)
Asset impairments	(52)	-
Gain (loss) on operating assets	(42)	3

Operating income	1,247	1,270
Interest expense, net	(320)	(274)
Other loss, net	-	(14)

Income before income taxes	927	982
Income tax provision	(346)	(331)

Net income	581	651
Less Net loss attributable to noncontrolling interests	2	2

Net income attributable to Time Warner Inc. shareholders	$583	$653

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income per common share	$0.60	$0.59

Average basic common shares outstanding	968.3	1,090.8

Diluted net income per common share	$0.59	$0.59

Average diluted common shares outstanding	990.1	1,110.1

Cash dividends declared per share of common stock	$0.260	$0.235

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended March 31,

(Unaudited; millions)

	2012	2011

Net income	$581	$651

Other comprehensive income, net of tax:
Foreign currency translation adjustments	62	90

Unrealized gains on securities occurring during the period	3	-

Benefit obligations:
Unrealized losses occurring during the period	(7)	(4)
Less Reclassification adjustment for losses realized in net income	4	3

Net benefit obligations	(3)	(1)

Derivative financial instruments:
Unrealized losses occurring during the period	(12)	(1)
Less Reclassification adjustment for losses realized in net income	9	5

Net gains (losses) on derivative financial instruments	(3)	4

Other comprehensive income	59	93

Comprehensive income	640	744

Less Comprehensive loss attributable to noncontrolling interest	2	2

Comprehensive income attributable to Time Warner Inc. shareholders	$642	$746

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31,

(Unaudited; millions)

	2012	2011

OPERATIONS
Net income	$581	$651
Adjustments for noncash and nonoperating items:
Depreciation and amortization	215	231
Amortization of film and television costs	1,948	1,664
Asset impairments	52	-
(Gain) loss on investments and other assets, net	51	(4)
Equity in losses of investee companies, net of cash distributions	15	32
Equity-based compensation	101	102
Deferred income taxes	(92)	51
Changes in operating assets and liabilities, net of acquisitions	(2,455)	(1,902)

Cash provided by operations	416	825

INVESTING ACTIVITIES
Investments in available-for-sale securities	(17)	-
Investments and acquisitions, net of cash acquired	(59)	(160)
Capital expenditures	(133)	(152)
Other investment proceeds	22	5

Cash used by investing activities	(187)	(307)

FINANCING ACTIVITIES
Borrowings	11	22
Debt repayments	(13)	(21)
Proceeds from exercise of stock options	185	118
Excess tax benefit on stock options	34	14
Principal payments on capital leases	(3)	(2)
Repurchases of common stock	(725)	(959)
Dividends paid	(257)	(261)
Other financing activities	(60)	(63)

Cash used by financing activities	(828)	(1,152)

DECREASE IN CASH AND EQUIVALENTS	(599)	(634)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,476	3,663

CASH AND EQUIVALENTS AT END OF PERIOD	$2,877	$3,029

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended March 31,

(Unaudited; millions)

	2012			2011
	Time Warner Shareholders	Noncontrolling Interests	Total Equity	Time Warner Shareholders	Noncontrolling Interests	Total Equity

BALANCE AT BEGINNING OF PERIOD	$ 29,957	$ (3)	$ 29,954	$ 32,940	$ 5	$ 32,945
Net income	583	(2)	581	653	(2)	651
Other comprehensive income	59	-	59	93	-	93
Cash dividends	(257)	-	(257)	(261)	-	(261)
Common stock repurchases	(731)	-	(731)	(1,000)	-	(1,000)
Other(a)	169	6	175	(188)	1	(187)

BALANCE AT END OF PERIOD	$ 29,780	$ 1	$ 29,781	$ 32,237	$ 4	$ 32,241

(a)	2011 reflects a decline in additional paid-in capital related to the expiration of certain equity-based compensation awards.

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include television networks, film and TV entertainment and publishing. Time Warner classifies its operations into three reportable segments: Networks: consisting principally of cable television networks, premium pay and basic tier television services and digital media properties; Film and TV Entertainment: consisting principally of feature film, television, home video and videogame production and distribution; and Publishing: consisting principally of magazine publishing and related websites as well as book publishing, marketing services and other marketing businesses. Financial information for Time Warner’s various reportable segments is presented in Note 11.

Basis of Presentation

Interim Financial Statements

The consolidated financial statements are unaudited; however, in the opinion of management, they contain all of the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the March 31, 2012 presentation.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	ASSET DISPOSITIONS

QSP

On January 13, 2012, the Publishing segment sold, solely in exchange for contingent consideration, assets primarily comprising the school fundraising business, QSP. The results of the Publishing segment for the three months ended March 31, 2012 included a $42 million loss recognized in connection with the sale.

Imagine

For the three months ended March 31, 2012, the Company recognized $58 million of charges at the Networks segment related to Turner’s decision in the first quarter of 2012 to shut down its general entertainment network in India, Imagine. These charges consisted of $52 million of noncash charges primarily related to certain receivables, inventories and long-lived assets as well as a $6 million charge related to exit costs.

3.	FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, respectively (millions):

	Fair Value Measurements
	March 31, 2012				December 31, 2011
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities(a)	$279	$5	$-	$284	$265	$5	$-	$270
Available-for-sale securities:
Equity securities	30	-	-	30	14	-	-	14
Debt securities	-	78	-	78	-	72	-	72
Derivatives:
Foreign exchange contracts	-	22	-	22	-	28	-	28
Other	3	-	17	20	4	-	20	24
Liabilities:
Derivatives:
Foreign exchange contracts	-	(25)	-	(25)	-	-	-	-
Other	-	-	(17)	(17)	-	-	(17)	(17)

Total	$312	$80	$-	$392	$283	$105	$3	$391

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements. Assets and liabilities valued using significant unobservable inputs (Level 3) primarily consist of an asset related to equity instruments held by employees of a former subsidiary of the Company, liabilities for contingent consideration and options to redeem securities.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the three months ended March 31, 2012 and 2011, respectively, on such assets and liabilities that were included in the Consolidated Balance Sheet as of March 31, 2012 and 2011, respectively (millions):

	Derivatives
	March 31, 2012	March 31, 2011

Balance as of the beginning of the period	$3	$(9)
Total gains (losses):
Included in operating income	-	3
Included in other loss, net	(1)	4
Settlements	(2)	2
Issuances	-	-
Transfers in and/or out of Level 3	-	-

Balance as of the end of the period	$-	$-

Net gain (loss) for the period included in net income related to assets and liabilities still held as of the end of the period	$(1)	$7

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at March 31, 2012, the fair value of Time Warner’s debt exceeded its carrying value by approximately $3.538 billion and, based on interest rates prevailing at December 31, 2011, the fair value of Time Warner’s debt exceeded its carrying value by approximately $3.549 billion. The fair value of Time Warner’s debt was considered a Level 2 measurement as it was based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity. In addition, as of March 31, 2012, $638 million aggregate principal amount of 6.875% Notes of Time Warner Inc. due May 1, 2012 was classified as current on the Company’s Consolidated Balance Sheet because it would not be refinanced prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of the financial instruments or because the financial instruments are of a longer-term nature and are recorded on a discounted basis. For the remainder of the Company’s other financial instruments, differences between the carrying value and fair value are not significant at March 31, 2012. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

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

Because of a change in the expected use of certain long-lived assets, primarily intangible assets at Imagine, an international subsidiary in the Networks segment (i.e., Turner’s general entertainment network in India), during the first quarter of 2012, such assets were tested for impairment by comparing their carrying values with their estimated fair values. As the carrying values of such assets exceeded their estimated fair values, the Company recorded a noncash impairment of $19 million to write down the value of such assets to zero. The resulting fair value measurements of the assets were considered to be Level 3 measurements and were determined using a discounted cash flow (“DCF”) methodology with assumptions for cash flows associated with the use and eventual disposition of the assets.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In determining the fair value of its films, the Company employs a DCF methodology with assumptions for cash flows for periods not exceeding 10 years. Key inputs employed in the DCF methodology include estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros. Entertainment Group) plus a risk premium representing the risk associated with producing a particular film. The fair value of any film and TV production costs associated with a film that management plans to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement. During the three months ended March 31, 2012, certain film and TV production costs, which were recorded as inventory in the Consolidated Balance Sheet, were written down to $39 million from their carrying value of $87 million. During the three months ended March 31, 2011, certain film and TV production costs, which were recorded as inventory in the Consolidated Balance Sheet, were completely written off from their carrying value of $5 million.

4.   INVENTORIES AND FILM AND TV PRODUCTION COSTS

Inventories and film and TV production costs consist of (millions):

	March 31, 2012	December 31, 2011

Inventories:
Programming costs, less amortization	$3,377	$3,321
DVDs, books, paper and other merchandise	345	340

Total inventories	3,722	3,661
Less: current portion of inventory	(1,909)	(1,890)

Total noncurrent inventories	1,813	1,771

Film and TV production costs — Theatrical:(a)
Released, less amortization	733	844
Completed and not released	278	295
In production	1,852	1,592
Development and pre-production	92	87

Film and TV production costs — Television:(a)
Released, less amortization	1,096	1,141
Completed and not released	416	360
In production	392	499
Development and pre-production	12	5

Total film and TV production costs	4,871	4,823

Total noncurrent inventories and film and TV production costs	$6,684	$6,594

(a)

Does not include $1.284 billion and $1.320 billion of net film library costs as of March 31, 2012 and December 31, 2011, respectively, which are included in Intangible assets subject to amortization in the Consolidated Balance Sheet.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Gains and losses from hedging activities recognized in the Consolidated Statement of Operations, including hedge ineffectiveness, were not material for the three months ended March 31, 2012 and 2011. In addition, such gains and losses were largely offset by corresponding economic gains or losses from the respective transactions that were hedged.

The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at March 31, 2012 and December 31, 2011 (millions):

	March 31, 2012	December 31, 2011
Qualifying Hedges
Assets	$103	$105
Liabilities	(106)	(91)

Economic Hedges
Assets	$15	$30
Liabilities	(15)	(16)

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions. Additionally, netting provisions are included in existing agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within Prepaid expenses and other current assets or Accounts payable and accrued liabilities in the Company’s Consolidated Balance Sheet. At March 31, 2012 and December 31, 2011, $15 million and $19 million of gains, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net are deferred net gains of $12 million and less than $1 million at March 31, 2012 and December 31, 2011, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

6. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

On January 25, 2011, Time Warner’s Board of Directors authorized an increase in the amount remaining on the Company’s stock repurchase program to $5.0 billion for share repurchases beginning January 1, 2011. This program was completed in February 2012.

On January 31, 2012, Time Warner’s Board of Directors authorized a $4.0 billion stock repurchase program. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions.

From January 1, 2012 through March 31, 2012, the Company repurchased approximately 20 million shares of common stock for approximately $731 million pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of March 31, 2012, $3.651 billion was remaining under the stock repurchase program.

Comprehensive Income

Comprehensive income is reported in the Consolidated Statement of Comprehensive Income and consists of Net income and other gains and losses affecting shareholders’ equity that, under GAAP, are excluded from Net income. For Time

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Warner, such items consist primarily of foreign currency translation gains (losses), unrealized gains and losses on marketable equity securities, unrealized gains and losses on certain derivative financial instruments and changes in unfunded and underfunded benefit plan obligations.

The following summary sets forth the activity within Other comprehensive income (millions):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax

Foreign currency translation adjustments	$71	$(9)	$62	$90	$-	$90
Unrealized gains on securities	5	(2)	3	-	-	-
Unrealized losses on benefit obligation	(11)	4	(7)	(6)	2	(4)
Reclassification adjustment for losses on benefit obligation realized in net income	7	(3)	4	5	(2)	3
Unrealized derivative financial instruments losses	(17)	5	(12)	(1)	-	(1)
Reclassification adjustment for derivative financial instruments losses realized in net income	14	(5)	9	8	(3)	5

Other comprehensive income	$69	$(10)	$59	$96	$(3)	$93

7.   NET INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Three Months Ended March 31,
	2012	2011

Net income attributable to Time Warner Inc. shareholders	$583	$653
Net income allocated to participating securities	(4)	(4)

Net income attributable to Time Warner Inc. common shareholders — basic	$579	$649

Average number of common shares outstanding — basic	968.3	1,090.8
Dilutive effect of equity awards	21.8	19.3

Average number of common shares outstanding — diluted	990.1	1,110.1

Net income per common share attributable to Time Warner Inc. common shareholders:
Basic	$0.60	$0.59
Diluted	$0.59	$0.59

Diluted net income per common share for the three months ended March 31, 2012 and 2011 excludes approximately 34 million and 80 million common shares, respectively, that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.  EQUITY-BASED COMPENSATION

Compensation expense recognized for equity-based plans is as follows (millions):

	Three Months Ended March 31,
	2012	2011

Restricted stock units and performance stock units	$75	$69
Stock options	26	33

Total impact on operating income	$101	$102

Tax benefit recognized	$36	$38

For the three months ended March 31, 2012 and 2011, the Company granted approximately 5.2 million and 4.8 million restricted stock units (“RSUs”), respectively, at a weighted-average grant date fair value per RSU of $37.46 and $36.10, respectively. For the three months ended March 31, 2012 and 2011, the Company granted approximately 0.2 million and 0.1 million target performance stock units (“PSUs”), respectively, at a weighted-average grant date fair value per target PSU of $39.51 and $45.89, respectively. Total unrecognized compensation cost related to unvested RSUs and target PSUs as of March 31, 2012, without taking into account expected forfeitures, is $306 million and is expected to be recognized over a weighted-average period between one and two years.

For the three months ended March 31, 2012 and 2011, the Company granted approximately 4.7 million and 8.2 million stock options, respectively, at a weighted-average grant date fair value per option of $8.69 and $9.03, respectively. Total unrecognized compensation cost related to unvested stock options as of March 31, 2012, without taking into account expected forfeitures, is $79 million and is expected to be recognized over a weighted-average period between one and two years. The table below presents the weighted-average values of the assumptions used to value the stock options at their grant date.

	Three Months Ended March 31,
	2012	2011

Expected volatility	31.2%	29.5%
Expected term to exercise from grant date	6.50 years	6.31 years
Risk-free rate	1.3%	2.8%
Expected dividend yield	2.8%	2.6%

9.	BENEFIT PLANS

A summary of the components of the net periodic benefit costs recognized for substantially all of Time Warner’s defined benefit pension plans for the three months ended March 31, 2012 and 2011 is as follows (millions):

Components of Net Periodic Benefit Costs

	Three Months Ended March 31,
	2012	2011

Service cost	$1	$6
Interest cost	44	47
Expected return on plan assets	(47)	(49)
Amortization of net loss	7	5

Net periodic benefit costs	$5	$9

Contributions	$6	$12

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance costs expensed as incurred by segment for the three months ended March 31, 2012 and 2011 are as follows (millions):

	Three Months Ended March 31,
	2012	2011

Networks	$14	$12
Film and TV Entertainment	6	6
Publishing	6	12

Total restructuring and severance costs	$26	$30

	Three Months Ended March 31,
	2012	2011

2012 activity	$22	$-
2011 and prior activity	4	30

Total restructuring and severance costs	$26	$30

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total

Remaining liability as of December 31, 2011	$116	$60	$176
Net accruals	23	3	26
Cash paid	(38)	(7)	(45)

Remaining liability as of March 31, 2012	$101	$56	$157

As of March 31, 2012, of the remaining liability of $157 million, $93 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $64 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2017.

11. SEGMENT INFORMATION

Time Warner classifies its operations into three reportable segments: Networks: consisting principally of cable television networks, premium pay and basic tier television services and digital media properties; Film and TV Entertainment: consisting principally of feature film, television, home video and videogame production and distribution; and Publishing: consisting principally of magazine publishing and related websites as well as book publishing, marketing services and other marketing businesses. Effective for the first quarter of 2012, the Company changed the name of its Filmed Entertainment reportable segment to Film and TV Entertainment. This change did not affect the composition of the segment; accordingly, all prior period financial information related to this reportable segment was unaffected.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information as to the Revenues, intersegment revenues, Operating Income (Loss), and Assets of Time Warner in each of its reportable segments is set forth below (millions):

	Three Months Ended March 31,
	2012	2011
Revenues
Networks	$3,602	$3,496
Film and TV Entertainment	2,784	2,604
Publishing	773	798
Intersegment eliminations	(180)	(215)

Total revenues	$6,979	$6,683

	Three Months Ended March 31,
	2012	2011
Intersegment Revenues
Networks	$27	$21
Film and TV Entertainment	140	183
Publishing	13	11

Total intersegment revenues	$180	$215

	Three Months Ended March 31,
	2012	2011
Operating Income (Loss)
Networks	$1,143	$1,162
Film and TV Entertainment	214	158
Publishing	(4)	63
Corporate	(102)	(93)
Intersegment eliminations	(4)	(20)

Total operating income (loss)	$1,247	$1,270

	March 31, 2012	December 31, 2011
Assets
Networks	$38,474	$38,166
Film and TV Entertainment	18,651	19,257
Publishing	5,876	6,055
Corporate	3,743	4,323

Total assets	$66,744	$67,801

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under these Guaranteed Obligations and no liability for the arrangements has been recognized at March 31, 2012. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

Contingencies

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.

On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics, and the Company has filed counterclaims. On March 26, 2008, the court entered an order of summary judgment finding, among other things, that plaintiffs’ notices of termination were valid and that plaintiffs had thereby recaptured, as of April 16, 1999, their rights to a one-half interest in the Superman story material, as first published, but that the accounting for profits would not include profits attributable to foreign exploitation, republication of pre-termination works and trademark exploitation. On October 6, 2008, the court dismissed plaintiffs’ Lanham Act and “wasting” claims with prejudice, and subsequently determined that the remaining claims in the case will be subject to phased non-jury trials. On July 8, 2009, the court issued a decision in the first phase trial in favor of the defendants on the issue of whether the terms of various license agreements between DC Comics and Warner Bros. Entertainment Inc. were at fair market value or constituted “sweetheart deals.” On May 17, 2011, the court certified certain liability issues for interlocutory appeal and stayed proceedings pending that appeal. The parties are pursuing their interlocutory appeals with respect to the certified liability issues.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and several other programming content providers (collectively, the “programmer defendants”) as well as cable and satellite providers (collectively, the “distributor defendants”), alleging violations of the federal antitrust laws. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. In an order dated October 15, 2009, the court dismissed the third amended complaint with prejudice. On October 30, 2009, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit. On March 30, 2012, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the lawsuit and, on April 10, 2012, plaintiffs filed a petition for a rehearing en banc.

On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, “Anderson News”) filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time/Warner Retail Sales & Marketing, Inc. Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Plaintiffs are seeking unspecified monetary damages. On August 2, 2010, the court granted defendants’ motions to dismiss the complaint with prejudice and, on October 25, 2010, the court denied Anderson News’ motion for reconsideration of that dismissal. On November 8, 2010, Anderson News filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit. On April 3, 2012, the U.S. Court of Appeals for the Second Circuit vacated the district court’s dismissal of plaintiffs’ complaint and remanded the case to the district court for further proceedings.

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

For matters disclosed above for which a loss is probable or reasonably possible, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0 and $80 million at March 31, 2012. The estimated aggregate range of possible loss is subject to significant judgment and a variety of

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Income Tax Uncertainties

During the three months ended March 31, 2012, the Company recorded net incremental income tax reserves of approximately $41 million. Of the $41 million net incremental income tax reserves, approximately $33 million would affect the Company’s effective tax rate if reversed. During the three months ended March 31, 2012, the Company recorded interest reserves related to the income tax reserves of approximately $17 million.

13. RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. These transactions have been executed on terms comparable to the terms of transactions with unrelated third parties and primarily include the licensing of broadcast rights to The CW broadcast network for film and television product by the Film and TV Entertainment segment and the licensing of rights to carry cable television programming provided by the Networks segment. Revenues from transactions with related parties were $145 million and $107 million for the three months ended March 31, 2012 and 2011, respectively, and expenses from transactions with related parties were $18 million and $14 million for the three months ended March 31, 2012 and 2011, respectively.

14. ADDITIONAL FINANCIAL INFORMATION

Cash Flows

Additional financial information with respect to cash payments and receipts is as follows (millions):

	Three Months Ended March 31,
	2012	2011

Cash payments made for interest	$(291)	$(218)
Interest income received	11	5

Cash interest payments, net	$(280)	$(213)

Cash payments made for income taxes	$(333)	$(141)
Income tax refunds received	30	4

Cash tax payments, net	$(303)	$(137)

Interest Expense, Net

Interest expense, net, consists of (millions):

	Three Months Ended March 31,
	2012	2011

Interest income	$28	$37
Interest expense	(348)	(311)

Total interest expense, net	$(320)	$(274)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Loss, Net

Other loss, net, consists of (millions):

	Three Months Ended March 31,
	2012	2011

Investment gains (losses), net	$(9)	$4
Loss on equity method investees	(8)	(18)
Other	17	-

Total other loss, net	$-	$(14)

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of (millions):

	March 31, 2012	December 31, 2011

Accounts payable	$700	$961
Accrued expenses	1,750	2,037
Participations payable	2,343	2,337
Programming costs payable	889	742
Accrued compensation	623	1,049
Accrued interest	366	342
Accrued income taxes	360	347

Total accounts payable and accrued liabilities	$7,031	$7,815

Other Noncurrent Liabilities

Other noncurrent liabilities consist of (millions):

	March 31, 2012	December 31, 2011

Noncurrent tax and interest reserves	$2,483	$2,430
Participations payable	928	927
Programming costs payable	989	1,029
Noncurrent pension and post retirement liabilities	807	809
Deferred compensation	581	574
Other noncurrent liabilities	532	565

Total other noncurrent liabilities	$6,320	$6,334

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

For the Company’s collaborative arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $77 million and $87 million were recorded in Costs of revenues for the three months ended March 31, 2012 and 2011, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Turner and CBS jointly produce and distribute the NCAA Tournament and related programming. The aggregate programming rights fee, production costs, advertising revenues and sponsorship revenues are shared equally by Turner and CBS. However, if the amount paid for the programming rights fee and production costs, in any given year, exceeds advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to specified annual amounts (the “loss cap”), ranging from approximately $90 million to $30 million. The amount incurred by the Company pursuant to the loss cap during the three months ended March 31, 2012 and 2011 was not significant.

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Overview

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations and cash flows of (i) Time Warner Inc. (the “Parent Company”), (ii) Historic TW Inc. (in its own capacity and as successor by merger to Time Warner Companies, Inc.), Home Box Office, Inc., and Turner Broadcasting System, Inc., each a wholly owned subsidiary of the Parent Company (collectively, the “Guarantor Subsidiaries”), on a combined basis, (iii) the direct and indirect non-guarantor subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”), on a combined basis and (iv) the eliminations necessary to arrive at the information for Time Warner Inc. on a consolidated basis. The Guarantor Subsidiaries, fully and unconditionally, jointly and severally, guarantee securities issued under certain of the Company’s indentures on an unsecured basis.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

March 31, 2012

(Unaudited; millions)

	000,000,000	000,000,000	000,000,000	000,000,000	000,000,000
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

ASSETS
Current assets
Cash and equivalents	$2,097	$157	$623	$-	$2,877
Receivables, net	43	743	5,526	-	6,312
Inventories	-	408	1,501	-	1,909
Deferred income taxes	649	510	412	(922)	649
Prepaid expenses and other current assets	90	73	381	-	544

Total current assets	2,879	1,891	8,443	(922)	12,291
Noncurrent inventories and film and TV production costs	-	1,675	5,100	(91)	6,684
Investments in amounts due to and from consolidated subsidiaries	45,976	21,808	12,111	(79,895)	-
Investments, including available-for-sale securities	84	436	1,374	-	1,894
Property, plant and equipment, net	343	446	3,148	-	3,937
Intangible assets subject to amortization, net	-	-	2,117	-	2,117
Intangible assets not subject to amortization	-	2,007	5,800	-	7,807
Goodwill	-	9,879	20,169	-	30,048
Other assets	290	173	1,503	-	1,966

Total assets	$49,572	$38,315	$59,765	$(80,908)	$66,744

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$856	$764	$5,461	$(50)	$7,031
Deferred revenue	-	11	1,027	(15)	1,023
Debt due within one year	637	448	10	-	1,095

Total current liabilities	1,493	1,223	6,498	(65)	9,149
Long-term debt	14,093	4,297	35	-	18,425
Due (to) from affiliates	(873)	-	873	-	-
Deferred income taxes	2,536	3,193	2,782	(5,975)	2,536
Deferred revenue	-	2	580	(49)	533
Other noncurrent liabilities	2,543	2,223	3,401	(1,847)	6,320
Equity
Due (to) from Time Warner and subsidiaries	-	(25,968)	(3,479)	29,447	-
Other shareholders’ equity	29,780	53,345	49,074	(102,419)	29,780

Total Time Warner Inc. shareholders’ equity	29,780	27,377	45,595	(72,972)	29,780
Noncontrolling interests	-	-	1	-	1

Total equity	29,780	27,377	45,596	(72,972)	29,781

Total liabilities and equity	$49,572	$38,315	$59,765	$(80,908)	$66,744

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2011

(Unaudited; millions)

	000,000,000	000,000,000	000,000,000	000,000,000	000,000,000
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

ASSETS
Current assets
Cash and equivalents	$2,578	$164	$734	$-	$3,476
Receivables, net	52	705	6,165	-	6,922
Inventories	-	429	1,461	-	1,890
Deferred income taxes	663	525	437	(962)	663
Prepaid expenses and other current assets	106	61	314	-	481

Total current assets	3,399	1,884	9,111	(962)	13,432
Noncurrent inventories and film and TV production costs	-	1,698	4,984	(88)	6,594
Investments in amounts due to and from consolidated subsidiaries	45,566	21,845	12,022	(79,433)	-
Investments, including available-for-sale securities	76	410	1,334	-	1,820
Property, plant and equipment, net	369	462	3,132	-	3,963
Intangible assets subject to amortization, net	-	-	2,232	-	2,232
Intangible assets not subject to amortization	-	2,007	5,798	-	7,805
Goodwill	-	9,879	20,150	-	30,029
Other assets	288	193	1,445	-	1,926

Total assets	$49,698	$38,378	$60,208	$(80,483)	$67,801

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$837	$890	$6,123	$(35)	$7,815
Deferred revenue	-	13	1,081	(10)	1,084
Debt due within one year	-	11	12	-	23

Total current liabilities	837	914	7,216	(45)	8,922
Long-term debt	14,730	4,735	36	-	19,501
Due (to) from affiliates	(850)	-	850	-	-
Deferred income taxes	2,541	3,296	2,882	(6,178)	2,541
Deferred revenue	-	15	589	(55)	549
Other noncurrent liabilities	2,483	2,232	3,461	(1,842)	6,334
Equity
Due (to) from Time Warner and subsidiaries	-	(25,217)	(3,083)	28,300	-
Other shareholders’ equity	29,957	52,403	48,260	(100,663)	29,957

Total Time Warner Inc. shareholders’ equity	29,957	27,186	45,177	(72,363)	29,957
Noncontrolling interests	-	-	(3)	-	(3)

Total equity	29,957	27,186	45,174	(72,363)	29,954

Total liabilities and equity	$49,698	$38,378	$60,208	$(80,483)	$67,801

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended March 31, 2012

(Unaudited; millions)

	000,000,000	000,000,000	000,000,000	000,000,000	000,000,000
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$1,562	$5,518	$(101)	$6,979
Costs of revenues	-	(786)	(3,271)	81	(3,976)
Selling, general and administrative	(100)	(241)	(1,252)	18	(1,575)
Amortization of intangible assets	-	-	(61)	-	(61)
Restructuring and severance costs	-	(6)	(20)	-	(26)
Asset impairments	-	-	(52)	-	(52)
Gain (loss) on operating assets	-	-	(42)	-	(42)

Operating income	(100)	529	820	(2)	1,247
Equity in pretax income (loss) of consolidated subsidiaries	1,249	807	347	(2,403)	-
Interest expense, net	(220)	(92)	(11)	3	(320)
Other loss, net	(2)	11	(8)	(1)	-

Income before income taxes	927	1,255	1,148	(2,403)	927
Income tax provision	(346)	(422)	(386)	808	(346)

Net income	581	833	762	(1,595)	581
Less Net loss attributable to noncontrolling interest	2	2	2	(4)	2

Net income attributable to Time Warner Inc. shareholders	$583	$835	$764	$(1,599)	$583

Comprehensive income	640	866	797	(1,663)	640
Less Comprehensive loss attributable to noncontrolling interest	2	2	2	(4)	2

Comprehensive income attributable to Time Warner Inc. shareholders	$642	$868	$799	$(1,667)	$642

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended March 31, 2011

(Unaudited; millions)

	000,000,000	000,000,000	000,000,000	000,000,000	000,000,000
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$1,548	$5,309	$(174)	$6,683
Costs of revenues	-	(782)	(3,091)	146	(3,727)
Selling, general and administrative	(88)	(235)	(1,293)	25	(1,591)
Amortization of intangible assets	-	-	(68)	-	(68)
Restructuring and severance costs	1	(3)	(28)	-	(30)
Gain on operating assets	-	-	3	-	3

Operating income	(87)	528	832	(3)	1,270
Equity in pretax income (loss) of consolidated subsidiaries	1,243	811	396	(2,450)	-
Interest expense, net	(187)	(92)	3	2	(274)
Other loss, net	13	(4)	-	(23)	(14)

Income before income taxes	982	1,243	1,231	(2,474)	982
Income tax provision	(331)	(417)	(414)	831	(331)

Net income	651	826	817	(1,643)	651
Less Net loss attributable to noncontrolling interests	2	2	2	(4)	2

Net income attributable to Time Warner Inc. shareholders	$653	$828	$819	$(1,647)	$653

Comprehensive income	744	891	882	(1,773)	744
Less Comprehensive loss attributable to noncontrolling interest	2	2	2	(4)	2

Comprehensive income attributable to Time Warner Inc. shareholders	$746	$893	$884	$(1,777)	$746

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Three Months Ended March 31, 2012

(Unaudited; millions)

	000,000,000	000,000,000	000,000,000	000,000,000	000,000,000
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

OPERATIONS
Net income	$581	$833	$762	$(1,595)	$581
Adjustments for noncash and nonoperating items:
Depreciation and amortization	6	35	174	-	215
Amortization of film and television costs	-	659	1,287	2	1,948
Asset impairments	-	-	52	-	52
(Gain) loss on investments and other assets, net	2	-	49	-	51
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(1,249)	(807)	(347)	2,403	-
Equity in losses of investee companies, net of cash distributions	1	-	14	-	15
Equity-based compensation	21	25	55	-	101
Deferred income taxes	(92)	(110)	(93)	203	(92)
Changes in operating assets and liabilities, net of acquisitions	135	(255)	(1,325)	(1,010)	(2,455)
Intercompany	-	136	(136)	-	-

Cash provided by operations	(595)	516	492	3	416

INVESTING ACTIVITIES
Investments in available-for-sale securities	(6)	(11)	-	-	(17)
Investments and acquisitions, net of cash acquired	(7)	(2)	(50)	-	(59)
Capital expenditures	(12)	(16)	(105)	-	(133)
Advances to (from) parent and consolidated subsidiaries	854	262	-	(1,116)	-
Other investment proceeds	-	8	19	(5)	22

Cash used by investing activities	829	241	(136)	(1,121)	(187)

FINANCING ACTIVITIES
Borrowings	-	-	11	-	11
Debt repayments	-	-	(13)	-	(13)
Proceeds from exercise of stock options	185	-	-	-	185
Excess tax benefit on stock options	34	-	-	-	34
Principal payments on capital leases	-	(3)	-	-	(3)
Repurchases of common stock	(725)	-	-	-	(725)
Dividends paid	(257)	-	-	-	(257)
Other financing activities	48	(10)	(98)	-	(60)
Change in due to/from parent and investment in segment	-	(751)	(367)	1,118	-

Cash used by financing activities	(715)	(764)	(467)	1,118	(828)

DECREASE IN CASH AND EQUIVALENTS	(481)	(7)	(111)	-	(599)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,578	164	734	-	3,476

CASH AND EQUIVALENTS AT END OF PERIOD	$2,097	$157	$623	$-	$2,877

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Three Months Ended March 31, 2011

(Unaudited; millions)

	000,000,000	000,000,000	000,000,000	000,000,000	000,000,000
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

OPERATIONS
Net income	$651	$826	$817	$(1,643)	$651
Adjustments for noncash and nonoperating items:
Depreciation and amortization	7	34	190	-	231
Amortization of film and television costs	-	624	1,039	1	1,664
(Gain) loss on investments and other assets, net	(4)	(1)	1	-	(4)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(1,243)	(811)	(396)	2,450	-
Equity in losses of investee companies, net of cash distributions	(2)	3	31	-	32
Equity-based compensation	16	24	62	-	102
Deferred income taxes	51	32	30	(62)	51
Changes in operating assets and liabilities, net of acquisitions	161	(182)	(1,141)	(740)	(1,902)
Intercompany	-	268	(268)	-	-

Cash provided by operations	(363)	817	365	6	825

INVESTING ACTIVITIES
Investments in available-for-sale securities	-	-	-	-	-
Investments and acquisitions, net of cash acquired	-	(3)	(157)	-	(160)
Capital expenditures	(23)	(23)	(106)	-	(152)
Advances to (from) parent and consolidated subsidiaries	642	(147)	-	(495)	-
Other investment proceeds	(1)	2	4	-	5

Cash used by investing activities	618	(171)	(259)	(495)	(307)

FINANCING ACTIVITIES
Borrowings	-	-	22	-	22
Debt repayments	-	-	(21)	-	(21)
Proceeds from exercise of stock options	118	-	-	-	118
Excess tax benefit on stock options	14	-	-	-	14
Principal payments on capital leases	-	(2)	-	-	(2)
Repurchases of common stock	(959)	-	-	-	(959)
Dividends paid	(261)	-	-	-	(261)
Other financing activities	27	(10)	(80)	-	(63)
Change in due to/from parent and investment in segment	-	(600)	111	489	-

Cash used by financing activities	(1,061)	(612)	32	489	(1,152)

DECREASE IN CASH AND EQUIVALENTS	(806)	34	138	-	(634)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,815	256	592	-	3,663

CASH AND EQUIVALENTS AT END OF PERIOD	$2,009	$290	$730	$-	$3,029

Part II. Other Information

Item 1. Legal Proceedings.

The following information supplements and amends the disclosure set forth in Part I, Item 3. Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

Reference is made to the lawsuit filed by certain heirs of Jerome Siegel regarding the character Superman described on page 32 of the 2011 Form 10-K. The parties are pursuing their interlocutory appeals with respect to the certified liability issues.

Reference is made to the lawsuit filed against the Company and several other programming content providers, as well as cable and satellite providers, described on page 33 of the 2011 Form 10-K. On March 30, 2012, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the lawsuit and, on April 10, 2012, plaintiffs filed a petition for a rehearing en banc.

Reference is made to the lawsuit filed by Anderson News L.L.C. and Anderson Services L.L.C. described on page 33 of the 2011 Form 10-K. On April 3, 2012, the U.S. Court of Appeals for the Second Circuit vacated the district court’s dismissal of plaintiffs’ complaint and remanded the case to the district court for further proceedings.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	8,520,043	$ 37.25	8,520,043	$ 66,761,281(3)
February 1, 2012 – February 29, 2012	3,877,430	$ 37.63	3,877,430	$ 3,918,649,828(4)
March 1, 2012 – March 31, 2012	7,322,485	$ 36.52	7,322,485	$ 3,651,245,970(4)
Total	19,719,958	$ 37.05	19,719,958	$ 3,651,245,970(4)

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the share repurchases.
(2)

On February 2, 2011, the Company announced that its Board of Directors had authorized an increase to $5.0 billion in share repurchases beginning January 1, 2011, from the approximately $1.0 billion remaining at December 31, 2010 under the prior $3.0 billion authorization. This program was completed in February 2012. On February 8, 2012, the Company announced that its Board of Directors had authorized a new $4.0 billion share repurchase program. Purchases under the stock repurchase program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. In the past, the Company has repurchased shares of its common stock pursuant to trading programs under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, and it may repurchase shares of its common stock under such trading programs in the future.

(3)	This amount does not reflect the fees, commissions and other costs associated with the share repurchases or the new $4.0 billion share repurchase program announced in February 2012.
(4)	This amount does not reflect the fees, commissions and other costs associated with the share repurchases under the new $4.0 billion share repurchase program.

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

TIME WARNER INC.
(Registrant)

Date: May 2, 2012	/s/ John K. Martin, Jr.
John K. Martin, Jr.
Chief Financial and Administrative Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

10.1	Form of Restricted Stock Units Agreement, RSU Director Agreement, Version 2 (for awards of restricted stock units to non-employee directors under the 2010 Stock Incentive Plan). +

10.2	Form of Notice of Grant of Restricted Stock Units to Non-Employee Director (for awards of restricted stock units to non-employee directors under the 2010 Stock Incentive Plan). +

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. †

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (ii) Consolidated Statement of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011, (v) Consolidated Statement of Equity for the three months ended March 31, 2012 and 2011, (vi) Notes to Consolidated Financial Statements and (vii) Supplementary Information – Condensed Consolidating Financial Statements.

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