Form 10-Q
period 2012-06-30
TIME WARNER INC.
filed 2012-08-01
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012 or

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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of July 24, 2012
Common Stock – $.01 par value	948,923,721

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2012. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2012 and cash flows for the six months ended June 30, 2012.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, CNN, HBO, Cinemax, Warner Bros., New Line Cinema, People, Sports Illustrated and Time. During the six months ended June 30, 2012, the Company generated Revenues of $13.723 billion (essentially flat from $13.713 billion in 2011), Operating Income of $2.310 billion (down 9% from $2.536 billion in 2011), Net Income attributable to Time Warner shareholders of $1.013 billion (down 22% from $1.291 billion in 2011) and Cash provided by operations from continuing operations of $759 million (down 13% from $868 million in 2011).

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Networks, Film and TV Entertainment and Publishing. For additional information regarding Time Warner’s segments, refer to Note 13, “Segment Information,” in the accompanying consolidated financial statements. Effective for the first quarter of 2012, the Company changed the name of its Filmed Entertainment reportable segment to Film and TV Entertainment. This change did not affect the composition of the segment; accordingly, all prior period financial information related to this reportable segment was unaffected.

Networks.  Time Warner’s Networks segment consists of Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“Home Box Office”). During the six months ended June 30, 2012, the Networks segment recorded Revenues of $7.200 billion (52% of the Company’s total Revenues) and $2.117 billion in Operating Income.

Turner operates domestic and international networks, including such recognized brands as TNT, TBS, truTV, CNN and Cartoon Network, which are among the leaders in advertising-supported television networks. The Turner networks generate revenues principally from providing programming to affiliates that have contracted to receive and distribute this programming and from the sale of advertising. Turner also provides online and mobile offerings for on demand viewing of programs on its networks and live streaming of its CNN and HLN networks to authenticated subscribers. Turner also operates various websites, including CNN.com, NCAA.com, NASCAR.com and CartoonNetwork.com, that generate revenues principally from the sale of advertising and sponsorships.

Home Box Office operates the HBO and Cinemax multi-channel premium pay television services, with the HBO service ranking as the most widely distributed domestic multi-channel premium pay television service. HBO and Cinemax pay television subscribers also have access to the authenticated HBO GO and MAX GO streaming services, respectively, on various online and mobile platforms. Home Box Office generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. An additional source of revenues for Home Box Office is the sale and licensing of its original programming, including Game of Thrones, True Blood and Boardwalk Empire.

During the six months ended June 30, 2012, Turner completed the shutdown of its general entertainment network, Imagine, in India, and made the decision to close its TNT television operations in Turkey as a result of the failure to meet performance and growth objectives and after a strategic review completed during the second quarter of 2012 (collectively, the “Imagine and TNT Turkey Shutdowns”). For the three and six months ended June 30, 2012, the Company recognized $163 million and $221 million, respectively, of charges related to the Imagine and TNT Turkey Shutdowns. These shutdowns will allow the Company to redirect its resources toward opportunities with stronger growth prospects. See “Transactions and Other Items Affecting Comparability” as well as Note 2, “Asset Dispositions,” to the accompanying consolidated financial statements for further information.

The Company still anticipates that international expansion will continue to be an area of focus at the Networks segment for the foreseeable future.

Film and TV Entertainment.  Time Warner’s Film and TV Entertainment segment consists of businesses managed by the Warner Bros. Entertainment Group (“Warner Bros.”) that principally produce and distribute theatrical motion pictures, television shows and videogames. During the six months ended June 30, 2012, the Film and TV Entertainment segment recorded Revenues of $5.398 billion (36% of the Company’s total Revenues) and $348 million in Operating Income.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The Film and TV Entertainment segment’s theatrical product revenues are generated principally through rentals from theatrical exhibition of films, including the following recently released films: The Dark Knight Rises, Journey 2: The Mysterious Island, Sherlock Holmes: A Game of Shadows, Wrath of the Titans, Magic Mike and Project X, and subsequently through licensing fees received from the distribution of films on television networks and pay television programming services. Television product revenues are generated principally from the licensing of programs to television networks and pay television programming services. The segment also generates revenues for both its theatrical and television product through home video distribution on DVD and Blu-ray Discs and in various digital formats (e.g., electronic sell-through and video-on-demand). In addition, the segment generates revenues through the distribution of videogames.

Warner Bros. continues to be an industry leader in the television content business. For the 2012-2013 broadcast season, Warner Bros. expects to produce more than 30 scripted primetime series, with at least one series for each of the five broadcast networks (including 2 Broke Girls, The Big Bang Theory, Fringe, The Mentalist, The Middle, Mike & Molly, Person of Interest, Two and a Half Men and Vampire Diaries) and original series for cable television networks (including Major Crimes, Pretty Little Liars, Rizzoli & Isles, Dallas and Southland). Internationally, Warner Bros. operates a group of local television production companies in the U.K. and the Netherlands that focus on developing non-scripted programs and formats that can be sold internationally and adapted for sale in the U.S. Warner Bros. has also begun to create locally produced versions of programs owned by the studio and to develop original local television programming.

The distribution of DVDs has been one of the largest contributors to the segment’s revenues and profits over the last decade. However, in recent years, home video revenues have declined as a result of several factors, including consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than DVD sales; the general economic downturn in the U.S. and many regions around the world; increasing competition for consumer discretionary time and spending; piracy; and the maturation of the standard definition DVD format. Reduced consumer spending on DVDs is being partially offset by growing sales of high definition Blu-ray Discs and increased sales through electronic delivery (particularly video-on-demand), which have higher incremental gross margins than standard definition DVDs. The decline in consumer spending on DVDs is also being partially offset by the licensing of theatrical and television content to subscription video-on-demand providers.

Publishing.  Time Warner’s Publishing segment consists principally of Time Inc.’s magazine publishing and related websites, book publishing businesses and marketing services businesses. During the six months ended June 30, 2012, the Publishing segment recorded Revenues of $1.631 billion (12% of the Company’s total Revenues) and $93 million in Operating Income.

As of June 30, 2012, Time Inc. published 21 magazines in the U.S., including People, Sports Illustrated and Time, and over 70 magazines outside the U.S. All 21 of Time Inc.’s U.S. magazines are available as tablet editions. The Publishing segment generates revenues primarily from the sale of advertising, magazine subscriptions and newsstand sales. During the first half of 2012, the publishing industry continued to experience both secular and economic challenges, which negatively impacted print advertising and newsstand sales.

From the fourth quarter of 2010 through the first quarter of 2012, Turner managed the SI.com and Golf.com websites, including selling the advertising for the websites, and in exchange Time Inc. received a license fee from Turner. In the second quarter of 2012, Time Inc. assumed management of these websites from Turner and, with the transfer, Time Inc. now sells the advertising for these websites and no longer receives a license fee from Turner. This change did not affect the Company’s consolidated results of operations for the three and six months ended June 30, 2012.

Recent Developments

2012 Debt Offering

On June 13, 2012, Time Warner issued $1.0 billion aggregate principal amount of debt securities from its shelf registration statement. See “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements” for more information.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

CME

During the quarter ended June 30, 2012, the Company purchased additional shares of Class A common stock of Central European Media Enterprises Ltd. (“CME”), a publicly traded media and entertainment company that operates leading television networks in six Central and Eastern European countries. On July 3, 2012, the Company purchased additional shares of Class A common stock and one share of preferred stock convertible into Class A common stock. As a result of these purchases, the Company increased its economic interest in CME from 34% to 49.9%. For additional information regarding the transactions with CME, refer to Note 3, “Investments,” in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results has been affected by transactions and certain other items in each period as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11
Asset impairments	$(127)	$(11)	$(179)	$(11)
Gain (loss) on operating assets	-	2	(42)	5
Other	(23)	(4)	(33)	(12)

Impact on Operating Income	(150)	(13)	(254)	(18)

Investment losses, net	(15)	(7)	(24)	(3)
Amounts related to the separation of Time Warner Cable Inc.	1	1	-	5
Amounts related to the disposition of the Warner Music Group	(6)	-	(6)	-

Pretax impact	(170)	(19)	(284)	(16)
Income tax impact of above items	24	11	60	14

Impact of items on net income attributable to Time Warner Inc. shareholders	$(146)	$(8)	$(224)	$(2)

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $23 million and $49 million for the three and six months ended June 30, 2012, respectively, and $24 million and $54 million for the three and six months ended June 30, 2011, respectively. For further discussion of Restructuring and severance costs, refer to “Consolidated Results” and “Business Segment Results.”

Asset Impairments

For the three and six months ended June 30, 2012, the Company recognized $127 million and $179 million, respectively, of charges at the Networks segment in connection with the Imagine and TNT Turkey Shutdowns primarily related to certain receivables, including value added tax receivables, inventories and long-lived assets, including Goodwill.

For the three and six months ended June 30, 2011, the Company recorded an $11 million impairment of capitalized software costs at the Film and TV Entertainment segment.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Gain (Loss) on Operating Assets

For the six months ended June 30, 2012, the Company recognized a loss on operating assets of $42 million at the Publishing segment in connection with the sale in the first quarter of 2012 of Time Inc.’s school fundraising business, QSP (the “QSP Business”).

For the three and six months ended June 30, 2011, the Company recognized gains on operating assets of $2 million and $5 million, respectively.

Other

Other reflects legal and other professional fees related to the defense of securities litigation matters for former employees totaling $2 million for the six months ended June 30, 2012, and $2 million and $4 million for the three and six months ended June 30, 2011, respectively.

Other also reflects external costs related to mergers, acquisitions or dispositions of $23 million and $31 million for the three and six months ended June 30, 2012, respectively, and $2 million and $8 million for the three and six months ended June 30, 2011, respectively. The external costs related to mergers, acquisitions or dispositions for the three and six months ended June 30, 2012 include charges of $20 million and $26 million, respectively, related to the Imagine and TNT Turkey Shutdowns.

Amounts related to securities litigation and government investigations and external costs related to mergers, acquisitions or dispositions are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Investment Losses, Net

For the three and six months ended June 30, 2012, the Company recognized $15 million and $24 million, respectively, of net miscellaneous investment losses, including a $16 million loss on an investment in a network in Turkey recognized as part of the Imagine and TNT Turkey Shutdowns. For the three and six months ended June 30, 2011, the Company recognized $7 million and $3 million, respectively, of net miscellaneous investment losses. Investment losses, net are included in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Separation of Time Warner Cable Inc.

The Company recognized $1 million for the three months ended June 30, 2012 and $1 million and $5 million for the three and six months ended June 30, 2011, respectively, of other income related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by Time Warner Cable Inc. (“TWC”) employees, which has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Disposition of the Warner Music Group

For both the three and six months ended June 30, 2012, the Company recognized a $6 million loss primarily related to a tax indemnification associated with the disposition of the Warner Music Group (“WMG”) in 2004. This amount has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

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

Revenues.  The components of Revenues are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/12	6/30/11	% Change	6/30/12	6/30/11	% Change
Subscription	$2,488	$2,391	4%	$4,959	$4,759	4%
Advertising	1,604	1,626	(1%)	3,076	3,057	1%
Content	2,433	2,846	(15%)	5,294	5,579	(5%)
Other	219	167	31%	394	318	24%

Total revenues	$6,744	$7,030	(4%)	$13,723	$13,713	0%

The increase in Subscription revenues for the three and six months ended June 30, 2012 was primarily related to an increase at the Networks segment. Advertising revenues for the three and six months ended June 30, 2012 were essentially flat as an increase at the Networks segment was offset by a decrease at the Publishing segment. The decrease in Content revenues for the three and six months ended June 30, 2012 was due primarily to a decrease at the Film and TV Entertainment segment. The increase in Other revenues for the three and six months ended June 30, 2012 was primarily related to an increase at the Film and TV Entertainment segment.

Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  For the three months ended June 30, 2012 and 2011, Costs of revenues totaled $3.865 billion and $4.044 billion, respectively, and for the six months ended June 30, 2012 and 2011, Costs of revenues totaled $7.841 billion and $7.771 billion, respectively. For the three and six months ended June 30, 2012, Costs of revenues increased at the Networks segment and decreased at the Film and TV Entertainment and Publishing segments. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses.  For the three months ended June 30, 2012, Selling, general and administrative expenses decreased 1% to $1.606 billion from $1.621 billion for the three months ended June 30, 2011. For the six months ended June 30, 2012, Selling, general and administrative expenses decreased 1% to $3.181 billion from $3.212 billion for the six months ended June 30, 2011. For the three and six months ended June 30, 2012, the decrease in Selling, general and administrative expenses was primarily related to declines at the Film and TV Entertainment and Publishing segments, offset in part by an increase at the Networks segment. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $161 million and $315 million for the three and six months ended June 30, 2012, respectively, and $164 million and $327 million for the three and six months ended June 30, 2011, respectively.

Amortization Expense.  Amortization expense decreased to $60 million for the three months ended June 30, 2012 from $66 million for the three months ended June 30, 2011 and decreased to $121 million for the six months ended June 30, 2012 from $134 million for the six months ended June 30, 2011.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Restructuring and Severance Costs.  For the three and six months ended June 30, 2012 and 2011, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs by segment are as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11
Networks	$8	$6	$22	$18
Film and TV Entertainment	2	16	8	22
Publishing	12	-	18	12
Corporate	1	2	1	2

Total restructuring and severance costs	$23	$24	$49	$54

Operating Income.  Operating Income decreased to $1.063 billion for the three months ended June 30, 2012 from $1.266 billion for the three months ended June 30, 2011. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $150 million and $13 million of expense for the three months ended June 30, 2012 and 2011, respectively, Operating Income decreased $66 million, reflecting decreases at the Film and TV Entertainment and Publishing segments and higher intersegment eliminations, offset in part by an increase at the Networks segment.

Operating Income decreased to $2.310 billion for the six months ended June 30, 2012 from $2.536 billion for the six months ended June 30, 2011. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $254 million and $18 million of expense for the six months ended June 30, 2012 and 2011, respectively, Operating Income increased $10 million, reflecting increases at the Film and TV Entertainment and Networks segments, offset in part by a decrease at the Publishing segment and higher intersegment eliminations.

The segment variations are discussed under “Business Segment Results.”

Interest Expense, Net.  For the three months ended June 30, 2012, Interest expense, net decreased to $308 million from $314 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, Interest expense, net increased to $628 million from $588 million for the six months ended June 30, 2011. The increase for the six months ended June 30, 2012 reflected higher average net debt in 2012, including the issuance of $4 billion aggregate principal amount of debt securities in April 2011, October 2011 and June 2012.

Other Loss, Net.   Other loss, net detail is shown in the table below (millions):

	Three Months Ended		Six Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11
Investment losses, net	$(15)	$(7)	$(24)	$(3)
Amounts related to the separation of TWC	1	1	-	5
Amounts related to the disposition of WMG	(6)	-	(6)	-
Income (loss) from equity method investees	(22)	8	(30)	(10)
Other	(5)	(4)	13	(8)

Other loss, net	$(47)	$(2)	$(47)	$(16)

Investment losses, net and amounts related to the separation of TWC and the disposition of WMG are discussed under “Transactions and Other Items Affecting Comparability.” The remaining changes in Other loss, net for the three and six months ended June 30, 2012 were primarily due to higher losses from equity method investees. In addition, the six months ended June 30, 2012 included an adjustment to reduce a liability for deferred compensation.

Income Tax Provision.  Income tax provision decreased to $279 million and $625 million for the three and six months ended June 30, 2012, respectively, from $313 million and $644 million for the three and six months ended June 30, 2011, respectively. The Company’s effective tax rate was 39% and 38% for the three and six months ended June 30, 2012, respectively, compared to 33% for both the three and six months ended June 30, 2011. The increase in the effective tax rate for the three and six months ended June 30, 2012 was primarily due to losses for which no tax benefits were realized and an increase in tax reserves.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Net Income.  Net income decreased to $429 million for the three months ended June 30, 2012 from $637 million for the three months ended June 30, 2011. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $146 million and $8 million of expense for the three months ended June 30, 2012 and 2011, respectively, Net income decreased $70 million, primarily reflecting lower Operating Income and higher Other loss, net.

Net income decreased to $1.010 billion for the six months ended June 30, 2012 from $1.288 billion for the six months ended June 30, 2011. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $224 million and $2 million of expense for the six months ended June 30, 2012 and 2011, respectively, Net income decreased $56 million, primarily reflecting higher interest expense, net and higher taxes.

Net Loss Attributable to Noncontrolling Interests.  For both the three and six months ended June 30, 2012 and 2011, Net loss attributable to noncontrolling interests was $1 million and $3 million, respectively.

Net Income Attributable to Time Warner Inc. Shareholders.  Net income attributable to Time Warner Inc. shareholders was $430 million and $638 million for the three months ended June 30, 2012 and 2011, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $0.45 and $0.44, respectively, for the three months ended June 30, 2012 and were $0.60 and $0.59, respectively, for the three months ended June 30, 2011.

Net income attributable to Time Warner Inc. shareholders was $1.013 billion and $1.291 billion for the six months ended June 30, 2012 and 2011, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $1.04 and $1.03, respectively, for the six months ended June 30, 2012 and were $1.19 and $1.18, respectively, for the six months ended June 30, 2011.

Business Segment Results

Networks.  Revenues and Operating Income of the Networks segment for the three and six months ended June 30, 2012 and 2011 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/12	6/30/11	% Change	6/30/12	6/30/11	% Change
Revenues:
Subscription	$2,167	$2,043	6%	$4,321	$4,098	5%
Advertising	1,140	1,114	2%	2,236	2,146	4%
Content	244	258	(5%)	550	630	(13%)
Other	47	36	31%	93	73	27%

Total revenues	3,598	3,451	4%	7,200	6,947	4%
Costs of revenues(a)	(1,763)	(1,718)	3%	(3,502)	(3,365)	4%
Selling, general and administrative(a)	(639)	(609)	5%	(1,206)	(1,191)	1%
Gain (loss) on operating assets	-	(2)	NM	-	(2)	NM
Asset impairments	(127)	-	NM	(179)	-	NM
Restructuring and severance costs	(8)	(6)	33%	(22)	(18)	22%
Depreciation	(80)	(81)	(1%)	(159)	(164)	(3%)
Amortization	(7)	(11)	(36%)	(15)	(21)	(29%)

Operating Income	$974	$1,024	(5%)	$2,117	$2,186	(3%)

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The increase in Subscription revenues for the three and six months ended June 30, 2012 was primarily due to an increase in domestic subscription revenues of $104 million and $197 million, respectively, reflecting higher subscription rates.

The increase in Advertising revenues for the three and six months ended June 30, 2012 reflected domestic growth of $42 million and $100 million, respectively, mainly due to higher pricing and the timing of certain sports events.

The decrease in Content revenues for the three and six months ended June 30, 2012 was due primarily to lower licensing revenues, including lower licensing of original programming for the six months ended June 30, 2012.

The components of Costs of revenues for the Networks segment are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/12	6/30/11	% Change	6/30/12	6/30/11	% Change
Programming costs:
Originals and sports	$957	$923	4%	$1,896	$1,751	8%
Acquired films and syndicated series	458	445	3%	884	899	(2%)

Total programming costs	1,415	1,368	3%	2,780	2,650	5%
Other direct operating costs	348	350	(1%)	722	715	1%

Costs of revenues(a)	$1,763	$1,718	3%	$3,502	$3,365	4%

(a)	Costs of revenues exclude depreciation.

The increase in Costs of revenues for the three and six months ended June 30, 2012 was driven by higher programming costs. The increase in programming costs for the three and six months ended June 30, 2012 primarily reflected higher costs for originals and sports programming mainly due to the timing of certain sports events. The increase for the six months ended June 30, 2012 was also due in part to a $37 million impairment related to the cancellation of an original series.

For the three and six months ended June 30, 2012, Selling, general and administrative expenses increased due primarily to $20 million and $26 million, respectively, of exit and other transaction costs related to the Imagine and TNT Turkey Shutdowns.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the three and six months ended June 30, 2012 reflect the charges incurred in connection with the Imagine and TNT Turkey Shutdowns, including $127 million and $179 million, respectively, primarily related to certain receivables, including value added tax receivables, inventories and long-lived assets, including Goodwill, and $20 million and $26 million, respectively, of exit and other transaction costs as noted above.

Operating Income decreased for the three and six months ended June 30, 2012 primarily due to the charges incurred in connection with the Imagine and TNT Turkey Shutdowns. In addition, the decrease in Operating Income for the three and six months ended June 30, 2012 reflected higher Costs of revenues, partially offset by higher Revenues.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Film and TV Entertainment.  Revenues and Operating Income of the Film and TV Entertainment segment for the three and six months ended June 30, 2012 and 2011 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/12	6/30/11	% Change	6/30/12	6/30/11	% Change
Revenues:
Subscription	$29	$20	45%	$57	$38	50%
Advertising	21	21	-	34	32	6%
Content	2,464	2,749	(10%)	5,149	5,284	(3%)
Other	100	57	75%	158	97	63%

Total revenues	2,614	2,847	(8%)	5,398	5,451	(1%)
Costs of revenues(a)	(1,937)	(2,107)	(8%)	(3,945)	(3,987)	(1%)
Selling, general and administrative(a)	(447)	(468)	(4%)	(913)	(936)	(2%)
Gain on operating assets	-	4	NM	-	7	NM
Asset impairments	-	(11)	NM	-	(11)	NM
Restructuring and severance costs	(2)	(16)	(88%)	(8)	(22)	(64%)
Depreciation	(50)	(50)	-	(96)	(98)	(2%)
Amortization	(44)	(45)	(2%)	(88)	(92)	(4%)

Operating Income	$134	$154	(13%)	$348	$312	12%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Content revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three and six months ended June 30, 2012 and 2011 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/12	6/30/11	% Change	6/30/12	6/30/11	% Change
Theatrical product:
Theatrical film	$319	$443	(28%)	$733	$778	(6%)
Home video and electronic delivery	486	708	(31%)	948	1,249	(24%)
Television licensing	362	367	(1%)	767	761	1%
Consumer products and other	25	33	(24%)	64	64	-

Total theatrical product	1,192	1,551	(23%)	2,512	2,852	(12%)
Television product:
Television licensing	853	666	28%	1,814	1,544	17%
Home video and electronic delivery	146	123	19%	326	258	26%
Consumer products and other	63	47	34%	152	105	45%

Total television product	1,062	836	27%	2,292	1,907	20%
Other	210	362	(42%)	345	525	(34%)

Total Content revenues	$2,464	$2,749	(10%)	$5,149	$5,284	(3%)

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the three months ended June 30, 2012, theatrical product revenues from theatrical film decreased due to lower revenues from theatrical films released in the current quarter of $175 million, offset partially by higher carryover revenues from theatrical films released in prior periods of $51 million. There were six theatrical films released in the second quarter of 2012 as compared to five in the second quarter of 2011. For the six months ended June 30, 2012, theatrical product revenues from theatrical film decreased principally due to lower carryover revenues from theatrical films released in prior periods of $40 million. There were ten theatrical films released in the first half of both 2012 and 2011.

For the three months ended June 30, 2012, theatrical product revenues from home video and electronic delivery decreased due to lower revenues from releases in the current quarter of $176 million and lower revenues of $46 million from prior period releases, including catalog. There were seven home video and electronic delivery releases in the second quarter of 2012 as compared to six in the second quarter of 2011. For the six months ended June 30, 2012, theatrical product revenues from home video and electronic delivery decreased due to lower revenues from releases in the current quarter of $230 million and lower revenues of $71 million from prior period releases, including catalog. There were 12 home video and electronic delivery releases in the first half of 2012 as compared to 11 in the first half of 2011.

The increase in television product revenues from licensing for the three and six months ended June 30, 2012 included higher revenues from initial telecasts of $49 million and $128 million, respectively, mainly as a result of higher fees for certain series, as well as the timing of network deliveries. The remaining increase of $138 million and $142 million for the three and six months ended June 30, 2012, respectively, was primarily related to the initial cable television network availability of The Mentalist in 2012.

The increase in television product revenues from home video and electronic delivery for the three months ended June 30, 2012 was primarily related to higher revenues from consumer packaged goods. The increase in television product revenues from home video and electronic delivery for the six months ended June 30, 2012 was primarily related to higher electronic delivery revenues reflecting the subscription video-on-demand availabilities of certain television series.

Television product revenues from consumer products and other are primarily due to higher retransmission royalties received during the three and six months ended June 30, 2012.

Other content revenues decreased for the three months ended June 30, 2012 primarily due to lower revenues from videogames released in the current quarter of $190 million, partially offset by higher carryover revenues from videogame releases in prior periods of $48 million. Two videogames were released in the second quarter of 2012 as compared to five in the prior year quarter. Other content revenues decreased for the six months ended June 30, 2012 primarily due to lower revenues from videogames released in the first six months of 2012 of $269 million, partially offset by higher carryover revenues from videogame releases in prior periods of $136 million. Three videogames were released in the first half of 2012 as compared to six in the first half of 2011.

The Company anticipates that Content revenues at the Film and TV Entertainment segment for the third quarter of 2012 will decline compared to the same period in 2011 due to difficult theatrical and television product comparisons primarily related to Harry Potter and the Deathly Hallows: Part 2 and The Big Bang Theory.

The increase in Other revenues for the three and six months ended June 30, 2012 was due primarily to higher international television production activities for third parties.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Film and TV Entertainment segment are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/12	6/30/11	% Change	6/30/12	6/30/11	% Change
Film and TV production costs	$1,215	$1,256	(3%)	$2,553	$2,403	6%
Print and advertising costs	467	539	(13%)	943	1,033	(9%)
Other costs, including merchandise and related costs	255	312	(18%)	449	551	(19%)

Costs of revenues(a)	$1,937	$2,107	(8%)	$3,945	$3,987	(1%)

(a)	Costs of revenues exclude depreciation.

Other costs, including merchandise and related costs, decreased for the three and six months ended June 30, 2012 primarily due to lower distribution costs associated with lower theatrical home video and videogame sales. The changes in print and advertising costs and film and TV production costs for the three and six months ended June 30, 2012 were mainly due to the mix and performance of product released. Included in film and TV production costs are theatrical film valuation adjustments as a result of revisions to estimates of ultimate revenue for certain theatrical films. Theatrical film valuation adjustments for the three and six months ended June 30, 2012 were $8 million and $15 million, respectively, and were $50 million for both the three and six months ended June 30, 2011.

The decrease in Selling, general and administrative expenses for the three and six months ended June 30, 2012 was due mainly to lower costs primarily associated with sales of videogames distributed by third parties.

The decrease in Operating Income for the three months ended June 30, 2012 was primarily due to lower Revenues, partially offset by lower expenses. The increase in Operating Income for the six months ended June 30, 2012 was primarily due to lower expenses, partially offset by lower Revenues.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Publishing.  Revenues and Operating Income of the Publishing segment for the three and six months ended June 30, 2012 and 2011 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/12	6/30/11	% Change	6/30/12	6/30/11	% Change
Revenues:
Subscription	$292	$328	(11%)	$581	$623	(7%)
Advertising	472	508	(7%)	855	910	(6%)
Content	20	25	(20%)	39	41	(5%)
Other	74	85	(13%)	156	170	(8%)

Total revenues	858	946	(9%)	1,631	1,744	(6%)
Costs of revenues(a)	(341)	(354)	(4%)	(665)	(666)	(0%)
Selling, general and administrative(a)	(375)	(387)	(3%)	(748)	(762)	(2%)
Loss on operating assets	-	-	NM	(42)	-	NM
Restructuring and severance costs	(12)	-	-	(18)	(12)	50%
Depreciation	(24)	(26)	(8%)	(47)	(51)	(8%)
Amortization	(9)	(10)	(10%)	(18)	(21)	(14%)

Operating Income	$97	$169	(43%)	$93	$232	(60%)

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

For the three and six months ended June 30, 2012, Subscription revenues decreased primarily due to lower worldwide newsstand sales of $23 million and $37 million, respectively, primarily as a result of soft market conditions. Domestic subscription sales declined by $10 million and $1 million for the three and six months ended June 30, 2012, respectively.

For the three and six months ended June 30, 2012, Advertising revenues decreased primarily due to lower domestic magazine advertising revenues mainly as a result of fewer pages sold due to soft market conditions, partially offset by the $7 million positive impact of the transfer of management of SI.com and Golf.com to Time Inc. from Turner in the second quarter of 2012.

For the three and six months ended June 30, 2012, Other revenues decreased primarily due to the negative impact of the sale of the QSP Business of $2 million and $9 million, respectively. In addition, other revenues were negatively impacted by approximately $9 million for both the three and six months ended June 30, 2012 due to the absence of the license fee for SI.com and Golf.com that had been received from Turner in the prior year.

The Company expects that the soft market conditions associated with the Publishing segment’s worldwide newsstand sales and domestic magazine advertising revenues will continue through at least the third quarter of 2012.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Publishing segment are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/12	6/30/11	% Change	6/30/12	6/30/11	% Change
Production costs	$202	$220	(8%)	$386	$402	(4%)
Editorial costs	122	117	4%	246	232	6%
Other	17	17	-	33	32	3%

Costs of revenues(a)	$341	$354	(4%)	$665	$666	(0%)

(a)	Costs of revenues exclude depreciation.

For the three months ended June 30, 2012, Costs of revenues decreased due primarily to lower production costs, reflecting reduced print volume, offset in part by higher editorial costs primarily associated with investments in websites and tablet editions of magazines. For the six months ended June 30, 2012, Costs of revenues reflected lower production costs, primarily reflecting reduced print volume, which were essentially offset by higher editorial costs associated with investments in websites and tablet editions of magazines.

For the three and six months ended June 30, 2012, Selling, general and administrative expenses decreased 3% and 2%, respectively, primarily due to lower costs of $13 million and $23 million, respectively, as a result of the sale of the QSP Business. For the six months ended June 30, 2012, the decrease was partially offset by higher promotional spending.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the six months ended June 30, 2012 included a $42 million noncash loss on operating assets in connection with the sale of the QSP Business.

Operating Income decreased for the three and six months ended June 30, 2012 primarily due to lower Revenues and, for the six months ended June 30, 2012, a $42 million loss on operating assets in connection with the sale of the QSP Business, offset in part by lower expenses.

During 2012, the Publishing segment has experienced soft market conditions that have negatively impacted its operating results. If those market conditions worsen, it is possible that the book values of the Time Inc. reporting unit and certain of its tradenames will exceed their respective fair values, which may result in the Company recognizing a noncash impairment that could be material. No interim impairment analyses of the Time Inc. reporting unit’s goodwill and indefinite-lived intangible assets have been required in the second quarter of 2012. As discussed in more detail in Note 1 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, goodwill and indefinite-lived intangible assets, primarily certain tradenames, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. As of December 31, 2011, the fair value of the Time Inc. reporting unit was 19% in excess of its book value.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Corporate.  Operating Loss of the Corporate segment for the three and six months ended June 30, 2012 and 2011 was as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/12	6/30/11	% Change	6/30/12	6/30/11	% Change
Selling, general and administrative(a)	$(70)	$(77)	(9%)	$(166)	$(163)	2%
Restructuring and severance costs	(1)	(2)	(50%)	(1)	(2)	(50%)
Depreciation	(7)	(7)	-	(13)	(14)	(7%)

Operating Loss	$(78)	$(86)	(9%)	$(180)	$(179)	1%

(a)	Selling, general and administrative expenses exclude depreciation.

Operating Loss decreased for the three months ended June 30, 2012 due primarily to a benefit of approximately $15 million from a change in estimate associated with the Company’s employee benefit plans. This was offset in part by higher costs related to enterprise efficiency initiatives. For the six months ended June 30, 2012, Operating Loss increased due primarily to higher costs related to enterprise efficiency initiatives, offset in part by a change in estimate associated with the Company’s employee benefit plans.

For the three and six months ended June 30, 2012, and the three and six months ended June 30, 2011, Selling, general and administrative expenses included $13 million and $23 million, respectively, and $5 million and $7 million, respectively, of costs related to enterprise efficiency initiatives.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments, quarterly dividend payments and the purchase of common stock under the Company’s repurchase program. Time Warner’s sources of cash include Cash provided by operations from continuing operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at June 30, 2012 was $7.505 billion, which included $2.470 billion of Cash and equivalents.

Current Financial Condition

At June 30, 2012, Time Warner had $19.878 billion of debt, $2.470 billion of Cash and equivalents (net debt, defined as total debt less Cash and equivalents, of $17.408 billion) and $29.442 billion of Shareholders’ equity, compared to $19.524 billion of debt, $3.476 billion of Cash and equivalents (net debt of $16.048 billion) and $29.957 billion of Shareholders’ equity at December 31, 2011.

The following table shows the significant items contributing to the increase in net debt from December 31, 2011 to June 30, 2012 (millions):

Balance at December 31, 2011	$16,048
Cash provided by operations from continuing operations	(759)
Capital expenditures	283
Dividends paid to common stockholders	510
Investments and acquisitions, net	286
Repurchases of common stock	1,290
All other, net	(250)

Balance at June 30, 2012	$17,408

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

On January 31, 2012, the Company’s Board of Directors authorized a $4.0 billion stock repurchase program that commenced after the completion of the Company’s $5.0 billion stock repurchase program in February 2012. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2012 through July 27, 2012, the Company repurchased 40 million shares of common stock for $1.445 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Cash Flows

Cash and equivalents decreased by $1.006 billion for the six months ended June 30, 2012 and $143 million for the six months ended June 30, 2011. Components of these changes are discussed below in more detail.

Operating Activities from Continuing Operations

Details of Cash provided by operations from continuing operations are as follows (millions):

	Six Months Ended
	6/30/12	6/30/11
Operating Income	$2,310	$2,536
Depreciation and amortization	436	461
Net interest payments(a)	(599)	(500)
Net income taxes paid(b)	(776)	(571)
All other, net, including working capital changes	(612)	(1,058)

Cash provided by operations from continuing operations	$759	$868

(a)	Includes cash interest received of $16 million and $25 million for the six months ended June 30, 2012 and 2011, respectively.
(b)

Includes income tax refunds received of $62 million and $40 million for the six months ended June 30, 2012 and 2011, respectively, and payments to TWC of $6 million for the six months ended June 30, 2012 pursuant to an income tax sharing arrangement.

Cash provided by operations from continuing operations for the six months ended June 30, 2012 decreased as compared with the prior year period primarily due to lower Operating Income, higher net income taxes paid and higher net interest payments, related to higher average debt in 2012, offset in part by lower cash used by working capital, which primarily reflected lower production spending.

Investing Activities

Details of Cash used by investing activities are as follows (millions):

	Six Months Ended
	6/30/12	6/30/11
Investments in available-for-sale securities	$(24)	$(3)
Investments and acquisitions, net of cash acquired	(262)	(297)
Capital expenditures	(283)	(337)
Proceeds from the sale of available-for-sale securities	-	8
All other investment and sale proceeds	56	39

Cash used by investing activities	$(513)	$(590)

Cash used by investing activities for the six months ended June 30, 2012 decreased as compared to the prior year period primarily due to a decrease in capital expenditures.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Financing Activities

Details of Cash used by financing activities are as follows (millions):

	Six Months Ended
	6/30/12	6/30/11
Borrowings	$1,027	$2,023
Debt repayments	(672)	(45)
Proceeds from the exercise of stock options	235	160
Excess tax benefit on stock options	38	17
Principal payments on capital leases	(6)	(5)
Repurchases of common stock	(1,290)	(1,976)
Dividends paid	(510)	(514)
Other financing activities	(66)	(81)

Cash used by financing activities	$(1,244)	$(421)

Cash used by financing activities for the six months ended June 30, 2012 increased as compared to the prior year period primarily due to a decrease in net borrowings, offset in part by a decrease in repurchases of common stock made in connection with the Company’s common stock repurchase program.

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At June 30, 2012, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $27.447 billion. Of this committed capacity, $7.505 billion was unused and $19.878 billion was outstanding as debt. At June 30, 2012, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$2,470	$-	$-	$2,470
Revolving credit facilities and commercial paper program(d)	5,000	2	-	4,998
Fixed-rate public debt	19,613	-	19,613	-
Other obligations(e)	364	62	265	37

Total	$27,447	$64	$19,878	$7,505

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 14.9 years as of June 30, 2012.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts. At June 30, 2012, the Company’s public debt matures as follows: $0 in 2012, $732 million in 2013, $0 in 2014, $1.000 billion in 2015, $1.150 billion in 2016 and $16.881 billion thereafter. In the period after 2016, no more than $2.0 billion will mature in any given year. As of June 30, 2012, $435 million of the Company’s public debt is classified as current on the Company’s Consolidated Balance Sheet.

(d)

The revolving credit facilities consist of a $2.5 billion four-year revolving credit facility that matures on September 27, 2015 and a $2.5 billion five-year revolving credit facility that matures on September 27, 2016. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the revolving credit facilities.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $22 million are due within the next twelve months.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

2012 Debt Offering

On June 13, 2012, Time Warner issued $1.0 billion aggregate principal amount of debt securities from its shelf registration statement, consisting of $500 million aggregate principal amount of 3.40% Notes due 2022 and $500 million aggregate principal amount of 4.90% Debentures due 2042. The net proceeds of the offering will be used for general corporate purposes.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $5.9 billion and $5.6 billion at June 30, 2012 and December 31, 2011, respectively. Included in these amounts is licensing of film product from the Film and TV Entertainment segment to the Networks segment in the amount of $1.2 billion and $1.4 billion at June 30, 2012 and December 31, 2011, respectively.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding (i) the adequacy of the Company’s liquidity to meet its needs for the foreseeable future, (ii) the Company’s international expansion plans, (iii) the expectation that soft market conditions associated with the Publishing segment’s worldwide newsstand sales and domestic magazine advertising will continue through at least the third quarter of 2012, and (iv) the anticipation that Content revenues at the Film and TV Entertainment segment for the third quarter of 2012 will decline compared to the same period in 2011 due to difficult theatrical and television product comparisons.

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

•	changes in consumer behavior, including changes in spending behavior and changes in when, where and how digital content is consumed;
•	the popularity of the Company’s content;
•	changes in the Company’s plans, initiatives and strategies, and consumer acceptance thereof;
•	competitive pressures, including as a result of audience fragmentation and changes in technology;
•	the Company’s ability to deal effectively with economic slowdowns or other economic or market difficulties;
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
•

lower than expected valuations associated with the cash flows and revenues at Time Warner’s reporting units, which could result in Time Warner’s inability to realize the value of recorded intangible assets and goodwill at those reporting units;

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(Unaudited; millions, except share amounts)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and equivalents	$2,470	$3,476
Receivables, less allowances of $1,448 and $1,957	6,411	6,922
Inventories	1,999	1,890
Deferred income taxes	645	663
Prepaid expenses and other current assets	565	481

Total current assets	12,090	13,432

Noncurrent inventories and film and TV production costs	6,207	6,594
Investments, including available-for-sale securities	1,895	1,820
Property, plant and equipment, net	3,911	3,963
Intangible assets subject to amortization, net	2,057	2,232
Intangible assets not subject to amortization	7,803	7,805
Goodwill	29,973	30,029
Other assets	2,019	1,926

Total assets	$65,955	$67,801

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,519	$7,815
Deferred revenue	996	1,084
Debt due within one year	457	23

Total current liabilities	7,972	8,922

Long-term debt	19,421	19,501
Deferred income taxes	2,466	2,541
Deferred revenue	532	549
Other noncurrent liabilities	6,121	6,334
Commitments and Contingencies (Note 14)

Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 950 million and 974 million shares outstanding	17	17
Paid-in-capital	155,310	156,114
Treasury stock, at cost (702 million and 678 million shares)	(34,379)	(33,651)
Accumulated other comprehensive loss, net	(848)	(852)
Accumulated deficit	(90,658)	(91,671)

Total Time Warner Inc. shareholders’ equity	29,442	29,957
Noncontrolling interests	1	(3)

Total equity	29,443	29,954

Total liabilities and equity	$65,955	$67,801

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited; millions, except per share amounts)

	Three Months Ended		Six Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11
Revenues	$6,744	$7,030	$13,723	$13,713
Costs of revenues	(3,865)	(4,044)	(7,841)	(7,771)
Selling, general and administrative	(1,606)	(1,621)	(3,181)	(3,212)
Amortization of intangible assets	(60)	(66)	(121)	(134)
Restructuring and severance costs	(23)	(24)	(49)	(54)
Asset impairments	(127)	(11)	(179)	(11)
Gain (loss) on operating assets	-	2	(42)	5

Operating income	1,063	1,266	2,310	2,536
Interest expense, net	(308)	(314)	(628)	(588)
Other loss, net	(47)	(2)	(47)	(16)

Income before income taxes	708	950	1,635	1,932
Income tax provision	(279)	(313)	(625)	(644)

Net income	429	637	1,010	1,288
Less Net loss attributable to noncontrolling interests	1	1	3	3

Net income attributable to Time Warner Inc.shareholders	$430	$638	$1,013	$1,291

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income per common share	$0.45	$0.60	$1.04	$1.19

Average basic common shares outstanding	956.8	1,065.4	962.5	1,078.1

Diluted net income per common share	$0.44	$0.59	$1.03	$1.18

Average diluted common shares outstanding	974.2	1,083.9	982.1	1,097.0

Cash dividends declared per share of common stock	$0.2600	$0.2350	$0.5200	$0.4700

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited; millions)

	Three Months Ended		Six Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11
Net income	$429	$637	$1,010	$1,288
Other comprehensive income (loss), net of tax:
Foreign currency translation:
Unrealized gains (losses) occurring during the period	(81)	53	(19)	143
Less Reclassification adjustment for losses realized in net income	10	-	10	-

Change in foreign currency translation	(71)	53	(9)	143

Unrealized gains (losses) on securities occurring during the period	(3)	7	-	7
Benefit obligations:
Unrealized losses occurring during the period	(1)	(14)	(8)	(18)
Less Reclassification adjustment for losses realized in net income	5	3	9	6

Net benefit obligations	4	(11)	1	(12)

Derivative financial instruments:
Unrealized gains occurring during the period	28	2	16	1
Less Reclassification adjustment for (gains) losses realized in net income	(13)	9	(4)	14

Net gains on derivative financial instruments	15	11	12	15

Other comprehensive income (loss)	(55)	60	4	153

Comprehensive income	374	697	1,014	1,441
Less Comprehensive loss attributable to noncontrolling interest	1	1	3	3

Comprehensive income attributable to Time Warner Inc. shareholders	$375	$698	$1,017	$1,444

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months Ended June 30,

(Unaudited; millions)

	2012	2011
OPERATIONS
Net income	$1,010	$1,288
Adjustments for noncash and nonoperating items:
Depreciation and amortization	436	461
Amortization of film and television costs	3,798	3,536
Asset impairments	179	11
Loss on investments and other assets, net	66	5
Equity in losses of investee companies, net of cash distributions	41	40
Equity-based compensation	147	147
Deferred income taxes	(164)	103
Changes in operating assets and liabilities, net of acquisitions	(4,754)	(4,723)

Cash provided by operations from continuing operations	759	868
Cash used by operations from discontinued operations	(8)	-

Cash provided by operations	751	868

INVESTING ACTIVITIES
Investments in available-for-sale securities	(24)	(3)
Investments and acquisitions, net of cash acquired	(262)	(297)
Capital expenditures	(283)	(337)
Investment proceeds from available-for-sale securities	-	8
Other investment proceeds	56	39

Cash used by investing activities	(513)	(590)

FINANCING ACTIVITIES
Borrowings	1,027	2,023
Debt repayments	(672)	(45)
Proceeds from exercise of stock options	235	160
Excess tax benefit on stock options	38	17
Principal payments on capital leases	(6)	(5)
Repurchases of common stock	(1,290)	(1,976)
Dividends paid	(510)	(514)
Other financing activities	(66)	(81)

Cash used by financing activities	(1,244)	(421)

DECREASE IN CASH AND EQUIVALENTS	(1,006)	(143)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,476	3,663

CASH AND EQUIVALENTS AT END OF PERIOD	$2,470	$3,520

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

Six Months Ended June 30,

(Unaudited; millions)

	2012			2011
	Time Warner Shareholders	Noncontrolling Interests	Total Equity	Time Warner Shareholders	Noncontrolling Interests	Total Equity
BALANCE AT BEGINNING OF PERIOD	$29,957	$(3)	$29,954	$32,940	$5	$32,945
Net income	1,013	(3)	1,010	1,291	(3)	1,288
Other comprehensive income	4	-	4	153	-	153
Cash dividends	(510)	-	(510)	(514)	-	(514)
Common stock repurchases	(1,287)	-	(1,287)	(2,000)	-	(2,000)
Other(a)	265	7	272	(154)	(5)	(159)

BALANCE AT END OF PERIOD	$29,442	$1	$29,443	$31,716	$(3)	$31,713

(a)	2011 reflects a decline in additional paid-in capital related to the expiration of certain equity-based compensation awards.

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include television networks, film and TV entertainment and publishing. Time Warner classifies its operations into three reportable segments: Networks: consisting principally of cable television networks, premium pay and basic tier television services and digital media properties; Film and TV Entertainment: consisting principally of feature film, television, home video and videogame production and distribution; and Publishing: consisting principally of magazine publishing and related websites as well as book publishing, marketing services and other marketing businesses. Financial information for Time Warner’s various reportable segments is presented in Note 13.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the June 30, 2012 presentation.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.  ASSET DISPOSITIONS

Imagine

During the second quarter of 2012, the Company completed the shutdown of its general entertainment network, Imagine, in India. For the three and six months ended June 30, 2012, the Company recognized $65 million and $123 million, respectively, of charges related to the shutdown. These charges consisted of $65 million and $117 million for the three and six months ended June 30, 2012, respectively, primarily related to certain receivables, including value added tax receivables, inventories and long-lived assets, including Goodwill, and, for the six months ended June 30, 2012, $6 million related to exit and other transaction costs.

TNT Turkey

During the second quarter of 2012, the Company made the decision to close its TNT television operations in Turkey. For both the three and six months ended June 30, 2012, the Company recognized charges of $98 million consisting of $62 million primarily related to certain receivables, including value added tax receivables, inventories and other assets, $20 million related to exit and other transaction costs and $16 million related to an investment.

QSP

On January 13, 2012, the Publishing segment sold, solely in exchange for contingent consideration, assets primarily comprising the school fundraising business, QSP. For the six months ended June 30, 2012, the Company recognized a $42 million noncash loss in connection with the sale.

3.  INVESTMENTS

CME

On April 30, 2012, the Company and Central European Media Enterprises Ltd. (“CME”), a publicly traded media and entertainment company that operates leading television networks in six Central and Eastern European counties, entered into an arrangement in which the Company agreed to purchase shares of CME’s Class A common stock and to loan CME up to $300 million for the sole purpose of CME retiring certain of its outstanding public indebtedness that was scheduled to mature over the next few years through concurrent tender offers (the “CME Credit Facility”). The arrangement also gave CME the option to sell the Company additional shares of CME’s Class A common stock or securities convertible into Class A common stock. The purchase price for the shares was fixed at $7.51 per share based on the trailing 20 day volume-weighted average closing price of CME Class A common stock prior to April 30, 2012 and was to be paid through a reduction in the amount owed by CME under the CME Credit Facility.

During the quarter ended June 30, 2012, CME borrowed $180 million under the CME Credit Facility, of which $15 million was repaid during the quarter, and the Company purchased approximately 9.9 million shares of Class A common stock for $74 million, which increased its economic interest in CME to approximately 42%. As of June 30, 2012, $91 million remained outstanding under the CME Credit Facility and such amount is classified as a noncurrent asset on the Company’s Consolidated Balance Sheet.

On July 3, 2012, the remaining amount outstanding under the CME Credit Facility was used to purchase approximately 875,000 additional shares of Class A common stock and one share of CME’s Class A convertible preferred stock, which increased the Company’s economic interest in CME to 49.9%.

Based on the closing price of CME Class A common stock at the end of the second quarter of 2012 of $5.07 per share, the fair value of the Company’s interest in CME was approximately $57 million below its carrying value as of June 30, 2012. Taking into consideration the additional shares purchased on July 3, 2012 and the cost of those shares, the Company’s interest in CME as of that date was approximately $88 million below its carrying value. As of June 30, 2012, the investment had been below its carrying value for approximately one month. In assessing whether an investment is impaired on an other-than-temporary basis, the Company considers the financial condition and business prospects of the investee, the severity and duration of the decline in fair value as well as the Company’s intent and ability to hold the investment until its cost is recovered. The impairment evaluation process involves considerable judgment. As a result of its

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assessment of its investment in CME, the Company does not believe the decline in fair value below carrying value of its investment in CME was other-than-temporary at June 30, 2012. However, future evaluations of impairment could lead the Company to conclude that the investment is impaired on an other-than-temporary basis and, as a result, record an impairment charge that could be material.

4.  FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, respectively (millions):

	Fair Value Measurements
	June 30, 2012				December 31, 2011
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities(a)	$246	$5	$-	$251	$265	$5	$-	$270
Available-for-sale securities:
Equity securities	24	-	-	24	14	-	-	14
Debt securities	-	85	-	85	-	72	-	72
Derivatives:
Foreign exchange contracts	-	43	-	43	-	28	-	28
Other	3	-	18	21	4	-	20	24
Liabilities:
Derivatives:
Other	-	-	(16)	(16)	-	-	(17)	(17)

Total	$273	$133	$2	$408	$283	$105	$3	$391

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements. Assets and liabilities valued using significant unobservable inputs (Level 3) primarily consist of an asset related to equity instruments held by employees of a former subsidiary of the Company, liabilities for contingent consideration and options to redeem securities.

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the six months ended June 30, 2012 and 2011, respectively, on such assets and liabilities that were included in the Consolidated Balance Sheet as of June 30, 2012 and 2011, respectively (millions):

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Derivatives
	June 30, 2012	June 30, 2011
Balance as of the beginning of the period	$3	$(9)
Total gains (losses):
Included in operating income	-	7
Included in other loss, net	-	6
Included in other comprehensive income	1	-
Settlements	(2)	3
Issuances	-	-
Transfers in and/or out of Level 3	-	-

Balance as of the end of the period	$2	$7

Net gain (loss) for the period included in net income related to assets and liabilities still held as of the end of the period	$-	$13

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at June 30, 2012, the fair value of Time Warner’s debt exceeded its carrying value by approximately $3.724 billion and, based on interest rates prevailing at December 31, 2011, the fair value of Time Warner’s debt exceeded its carrying value by approximately $3.549 billion. The fair value of Time Warner’s debt was considered a Level 2 measurement as it was based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of the financial instruments or because the financial instruments are of a longer-term nature and are recorded on a discounted basis. For the remainder of the Company’s other financial instruments, other than the Company’s investments in CME as described in Note 3, “Investments,” differences between the carrying value and fair value are not significant at June 30, 2012. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

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

Because of a change in the expected use of certain long-lived assets, primarily intangible assets at Imagine, during the first quarter of 2012, such assets were tested for impairment by comparing their carrying values with their estimated fair values. As the carrying values of such assets exceeded their estimated fair values, the Company recorded a noncash impairment of $19 million to write down the value of such assets to zero. The resulting fair value measurements of the assets were considered to be Level 3 measurements and were determined using a discounted cash flow (“DCF”) methodology with assumptions for cash flows associated with the use and eventual disposition of the assets. Nonrecurring fair value measurements made in connection with the Company’s decision to close its TNT television operations in Turkey during the second quarter of 2012 were not significant.

In determining the fair value of its films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros. Entertainment Group) plus a risk premium representing the risk associated with producing a particular film. The fair value of any film and TV production costs associated with a film that management plans to abandon is zero. As the primary determination of fair value is

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

determined using a DCF model, the resulting fair value is considered a Level 3 measurement. During the three months ended June 30, 2012, certain film and TV production costs, which were recorded as inventory in the Consolidated Balance Sheet, were written down to $63 million from their carrying value of $87 million. During the six months ended June 30, 2012, certain film and TV production costs, which were recorded as inventory in the Consolidated Balance Sheet, were written down to $102 million from their carrying value of $174 million. During the three months ended June 30, 2011, certain film and TV production costs, which were recorded as inventory in the Consolidated Balance Sheet, were written down to $184 million from their carrying value of $234 million. During the six months ended June 30, 2011, certain film and TV production costs, which were recorded as inventory in the Consolidated Balance Sheet, were written down to $184 million from their carrying value of $239 million.

5.  INVENTORIES AND FILM AND TV PRODUCTION COSTS

Inventories and film and TV production costs consist of (millions):

	June 30, 2012	December 31, 2011
Inventories:
Programming costs, less amortization	$3,384	$3,321
DVDs, books, paper and other merchandise	314	340

Total inventories	3,698	3,661
Less: current portion of inventory	(1,999)	(1,890)

Total noncurrent inventories	1,699	1,771

Film and TV production costs — Theatrical:(a)
Released, less amortization	655	844
Completed and not released	387	295
In production	1,682	1,592
Development and pre-production	105	87

Film and TV production costs — Television:(a)
Released, less amortization	1,121	1,141
Completed and not released	149	360
In production	402	499
Development and pre-production	7	5

Total film and TV production costs	4,508	4,823

Total noncurrent inventories and film and TV production costs	$6,207	$6,594

(a)

Does not include $1.246 billion and $1.320 billion of net film library costs as of June 30, 2012 and December 31, 2011, respectively, which are included in Intangible assets subject to amortization in the Consolidated Balance Sheet.

6.  DERIVATIVE INSTRUMENTS

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Gains and losses from hedging activities recognized in the Consolidated Statement of Operations, including hedge ineffectiveness, were not material for the three and six months ended June 30, 2012 and 2011. In addition, such gains and losses were largely offset by corresponding economic gains or losses from the respective transactions that were hedged.

The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at June 30, 2012 and December 31, 2011 (millions):

	June 30, 2012	December 31, 2011

Qualifying Hedges
Assets	$78	$105
Liabilities	(48)	(91)

Economic Hedges
Assets	$23	$30
Liabilities	(10)	(16)

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions. Additionally, netting provisions are included in existing agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within Prepaid expenses and other current assets or Accounts payable and accrued liabilities in the Company’s Consolidated Balance Sheet. At June 30, 2012 and December 31, 2011, $35 million and $19 million of gains, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net are deferred net gains of $9 million and less than $1 million at June 30, 2012 and December 31, 2011, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

7.  LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Debt Offering

On June 13, 2012, Time Warner issued $500 million aggregate principal amount of 3.40% Notes due 2022 and $500 million aggregate principal amount of 4.90% Debentures due 2042 (the “2012 Debt Offering”) from its shelf registration statement. The securities issued pursuant to the 2012 Debt Offering are directly or indirectly guaranteed, on an unsecured basis, by Historic TW Inc. (“Historic TW”), Home Box Office, Inc. and Turner Broadcasting System, Inc. (“Turner”).

8.  SHAREHOLDERS’ EQUITY

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

From January 1, 2012 through June 30, 2012, the Company repurchased approximately 35 million shares of common stock for $1.287 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of June 30, 2012, $3.095 billion was remaining under the stock repurchase program.

Comprehensive Income

Comprehensive income is reported in the Consolidated Statement of Comprehensive Income and consists of Net income and other gains and losses affecting shareholders’ equity that, under GAAP, are excluded from Net income. For Time Warner, such items consist primarily of foreign currency translation gains (losses), unrealized gains and losses on certain derivative financial instruments and equity securities and changes in unfunded and underfunded benefit plan obligations.

The following summary sets forth the activity within Other comprehensive income (loss) (millions):

	Three Months Ended 6/30/12			Six Months Ended 6/30/12
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized losses on foreign currency translation	$(93)	$12	$(81)	$(22)	$3	$(19)
Reclassification adjustment for losses on foreign currency translation realized in net income	10	-	10	10	-	10
Unrealized losses on securities	(6)	3	(3)	(1)	1	-
Unrealized losses on benefit obligation	(2)	1	(1)	(13)	5	(8)
Reclassification adjustment for losses on benefit obligation realized in net income	7	(2)	5	14	(5)	9
Unrealized derivative financial instruments gains	43	(15)	28	26	(10)	16
Reclassification adjustment for derivative financial instruments gains realized in net income	(20)	7	(13)	(6)	2	(4)

Other comprehensive income (loss)	$(61)	$6	$(55)	$8	$(4)	$4

	Three Months Ended 6/30/11			Six Months Ended 6/30/11
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized gains on foreign currency translation	$76	$(23)	$53	$166	$(23)	$143
Unrealized gains on securities	11	(4)	7	11	(4)	7
Unrealized losses on benefit obligation	(20)	6	(14)	(26)	8	(18)
Reclassification adjustment for losses on benefit obligation realized in net income	5	(2)	3	10	(4)	6
Unrealized derivative financial instruments gains	3	(1)	2	2	(1)	1
Reclassification adjustment for derivative financial instruments losses realized in net income	14	(5)	9	22	(8)	14

Other comprehensive income	$89	$(29)	$60	$185	$(32)	$153

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.  NET INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Three Months Ended		Six Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11
Net income attributable to Time Warner Inc. shareholders	$430	$638	$1,013	$1,291
Net income allocated to participating securities	(4)	(4)	(9)	(8)

Net income attributable to Time Warner Inc.common shareholders— basic	$426	$634	$1,004	$1,283

Average number of common shares outstanding — basic	956.8	1,065.4	962.5	1,078.1
Dilutive effect of equity awards	17.4	18.5	19.6	18.9

Average number of common shares outstanding — diluted	974.2	1,083.9	982.1	1,097.0

Net income per common share attributable to
Time Warner Inc. common shareholders:
Basic	$0.45	$0.60	$1.04	$1.19
Diluted	$0.44	$0.59	$1.03	$1.18

Diluted net income per common share for the three and six months ended June 30, 2012 and for the three and six months ended June 30, 2011 excludes approximately 53 million and 44 million, respectively, and 69 million and 75 million, respectively, common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect.

10.  EQUITY-BASED COMPENSATION

Compensation expense recognized for equity-based plans is as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11

Restricted stock units and performance stock units	$38	$33	$113	$102
Stock options	8	12	34	45

Total impact on operating income	$46	$45	$147	$147

Tax benefit recognized	$16	$15	$52	$53

For the six months ended June 30, 2012 and 2011, the Company granted approximately 5.3 million and 4.9 million restricted stock units (“RSUs”), respectively, at a weighted-average grant date fair value per RSU of $37.42 and $36.09, respectively. For the six months ended June 30, 2012 and 2011, the Company granted approximately 0.2 million and 0.1 million target performance stock units (“PSUs”), respectively, at a weighted-average grant date fair value per target PSU of $39.51 and $45.89, respectively. Total unrecognized compensation cost related to unvested RSUs and target PSUs as of June 30, 2012, without taking into account expected forfeitures, is $276 million and is expected to be recognized over a weighted-average period between one and two years.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the six months ended June 30, 2012 and 2011, the Company granted approximately 4.7 million and 8.3 million stock options, respectively, at a weighted-average grant date fair value per option of $8.68 and $9.02, respectively. Total unrecognized compensation cost related to unvested stock options as of June 30, 2012, without taking into account expected forfeitures, is $69 million and is expected to be recognized over a weighted-average period between one and two years. The table below presents the weighted-average values of the assumptions used to value the stock options at their grant date.

	Six Months Ended June 30,
	2012	2011

Expected volatility	31.2%	29.5%
Expected term to exercise from grant date	6.50 years	6.31 years
Risk-free rate	1.3%	2.8%
Expected dividend yield	2.8%	2.6%

11.  BENEFIT PLANS

A summary of the components of the net periodic benefit costs recognized for substantially all of Time Warner’s defined benefit pension plans for the three and six months ended June 30, 2012 and 2011 is as follows (millions):

Components of Net Periodic Benefit Costs

	Three Months Ended		Six Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11

Service cost	$-	$1	$1	$7
Interest cost	45	47	89	94
Expected return on plan assets	(47)	(48)	(94)	(97)
Amortization of net loss	7	5	14	10

Net periodic benefit costs	$5	$5	$10	$14

Contributions	$29	$7	$35	$19

12.  RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance costs expensed as incurred by segment for the three and six months ended June 30, 2012 and 2011 are as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11

Networks	$8	$6	$22	$18
Film and TV Entertainment	2	16	8	22
Publishing	12	-	18	12
Corporate	1	2	1	2

Total restructuring and severance costs	$23	$24	$49	$54

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Six Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11

2012 activity	$18	$-	$40	$-
2011 and prior activity	5	24	9	54

Total restructuring and severance costs	$23	$24	$49	$54

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total

Remaining liability as of December 31, 2011	$116	$60	$176
Net accruals	42	7	49
Cash paid	(59)	(12)	(71)

Remaining liability as of June 30, 2012	$99	$55	$154

As of June 30, 2012, of the remaining liability of $154 million, $95 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $59 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2017.

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

Information as to the Revenues, intersegment revenues, Operating Income (Loss), and Assets of Time Warner in each of its reportable segments is set forth below (millions):

	Three Months Ended		Six Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11

Revenues
Networks	$3,598	$3,451	$7,200	$6,947
Film and TV Entertainment	2,614	2,847	5,398	5,451
Publishing	858	946	1,631	1,744
Intersegment eliminations	(326)	(214)	(506)	(429)

Total revenues	$6,744	$7,030	$13,723	$13,713

	Three Months Ended		Six Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11

Intersegment Revenues
Networks	$28	$22	$55	$43
Film and TV Entertainment	294	179	434	362
Publishing	4	13	17	24

Total intersegment revenues	$326	$214	$506	$429

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Six Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11

Operating Income (Loss)
Networks	$974	$1,024	$2,117	$2,186
Film and TV Entertainment	134	154	348	312
Publishing	97	169	93	232
Corporate	(78)	(86)	(180)	(179)
Intersegment eliminations	(64)	5	(68)	(15)

Total operating income (loss)	$1,063	$1,266	$2,310	$2,536

	June 30, 2012	December 31, 2011

Assets
Networks	$38,293	$38,166
Film and TV Entertainment	18,267	19,257
Publishing	5,848	6,055
Corporate	3,547	4,323

Total assets	$65,955	$67,801

14.  COMMITMENTS AND CONTINGENCIES

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under these Guaranteed Obligations and no liability for the arrangements has been recognized at June 30, 2012. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

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

On May 14, 2010, DC Comics filed a related lawsuit in the U.S. District Court for the Central District of California against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls. The lawsuit asserts a claim for declaratory relief concerning the validity and scope of the copyright termination notice served by the Shuster heirs, which, together with the termination notices served by the Siegel heirs described above, purports to preclude DC Comics from creating new Superman and/or Superboy works for distribution and sale in the United States after October 26, 2013. The lawsuit also seeks declaratory relief with respect to, inter alia, the validity of various agreements between Mr. Toberoff, his companies and the Shuster and Siegel heirs, and asserts claims for intentional interference by Mr. Toberoff with DC Comics’ contracts and prospective economic advantage with the Shuster and Siegel heirs, for which DC Comics seeks monetary damages. On October 25, 2011, defendants’ motion to strike certain causes of action was denied. On November 2, 2011, defendants appealed the denial to the U.S. Court of Appeals for the Ninth Circuit. On July 16, 2012, DC Comics filed a motion for partial summary judgment on two of its asserted claims – the validity of the copyright termination notice served by the Shuster heirs and that the agreements referenced above interfered with DC Comics’ rights under the copyright termination provisions.

On April 4, 2007, the National Labor Relations Board (“NLRB”) issued a complaint against CNN America Inc. (“CNN America”) and Team Video Services, LLC (“Team Video”). This administrative proceeding relates to CNN America’s December 2003 and January 2004 terminations of its contractual relationships with Team Video, under which Team Video had provided electronic news gathering services in Washington, DC and New York, NY. The National Association of Broadcast Employees and Technicians, under which Team Video’s employees were unionized, initially filed charges of unfair labor practices with the NLRB in February 2004, alleging that CNN America and Team Video were joint employers, that CNN America was a successor employer to Team Video, and/or that CNN America discriminated in its hiring practices

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to avoid becoming a successor employer or due to specific individuals’ union affiliation or activities. The NLRB complaint seeks, among other things, the reinstatement of certain union members and monetary damages. On November 19, 2008, the presiding NLRB Administrative Law Judge issued a non-binding recommended decision, finding CNN America liable. On February 17, 2009, CNN America filed exceptions to this decision with the NLRB.

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and several other programming content providers (collectively, the “programmer defendants”) as well as cable and satellite providers (collectively, the “distributor defendants”), alleging violations of the federal antitrust laws. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. In an order dated October 15, 2009, the court dismissed the third amended complaint with prejudice. On October 30, 2009, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit. On March 30, 2012, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the lawsuit and, on May 4, 2012, denied plaintiffs’ petition for a rehearing en banc.

On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, “Anderson News”) filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time/Warner Retail Sales & Marketing, Inc. Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Plaintiffs are seeking unspecified monetary damages. On August 2, 2010, the court granted defendants’ motions to dismiss the complaint with prejudice and, on October 25, 2010, the court denied Anderson News’ motion for reconsideration of that dismissal. On November 8, 2010, Anderson News filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit. On April 3, 2012, the U.S. Court of Appeals for the Second Circuit vacated the district court’s dismissal of plaintiffs’ complaint and remanded the case to the district court for further proceedings. On July 18, 2012, the U.S. Court of Appeals for the Second Circuit denied defendants’ petition for a panel rehearing or a rehearing en banc.

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

For matters disclosed above for which a loss is probable or reasonably possible, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0 and $80 million at June 30, 2012. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Income Tax Uncertainties

During the six months ended June 30, 2012, the Company recorded net incremental income tax reserves of approximately $71 million. Of the $71 million net incremental income tax reserves, approximately $49 million would affect the Company’s effective tax rate if reversed. During the six months ended June 30, 2012, the Company recorded interest reserves related to the income tax reserves of approximately $34 million.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.  RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. These transactions have been executed on terms comparable to the terms of transactions with unrelated third parties and primarily include the licensing of broadcast rights to The CW broadcast network for film and television product by the Film and TV Entertainment segment and the licensing of rights to carry cable television programming provided by the Networks segment. Revenues from transactions with related parties were $109 million and $107 million for the three months ended June 30, 2012 and 2011, respectively, and expenses from transactions with related parties were $20 million and $15 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, such revenues were $254 million and $214 million, respectively, and such expenses were $38 million and $29 million, respectively.

16.  ADDITIONAL FINANCIAL INFORMATION

Cash Flows

Additional financial information with respect to cash payments and receipts is as follows (millions):

	Six Months Ended
	6/30/2012	6/30/2011

Cash payments made for interest	$(615)	$(525)
Interest income received	16	25

Cash interest payments, net	$(599)	$(500)

Cash payments made for income taxes	$(832)	$(611)
Income tax refunds received	62	40
TWC tax sharing payments, net(a)	(6)	-

Cash tax payments, net	$(776)	$(571)

(a)	Represents net amounts paid to Time Warner Cable Inc. (“TWC”) in accordance with tax sharing agreements with TWC.

Interest Expense, Net

Interest expense, net, consists of (millions):

	Three Months Ended		Six Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11
Interest income	$25	$20	$53	$57
Interest expense	(333)	(334)	(681)	(645)

Total interest expense, net	$(308)	$(314)	$(628)	$(588)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Loss, Net

Other loss, net, consists of (millions):

	Three Months Ended		Six Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11

Investment losses, net	$(15)	$(7)	$(24)	$(3)
Income (loss) from equity method investees	(22)	8	(30)	(10)
Other	(10)	(3)	7	(3)

Total other loss, net	$(47)	$(2)	$(47)	$(16)

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of (millions):

	June 30, 2012	December 31, 2011

Accounts payable	$641	$961
Accrued expenses	1,619	2,037
Participations payable	2,177	2,337
Programming costs payable	810	742
Accrued compensation	730	1,049
Accrued interest	348	342
Accrued income taxes	194	347

Total accounts payable and accrued liabilities	$6,519	$7,815

Other Noncurrent Liabilities

Other noncurrent liabilities consist of (millions):

	June 30, 2012	December 31, 2011

Noncurrent tax and interest reserves	$2,480	$2,430
Participations payable	908	927
Programming costs payable	901	1,029
Noncurrent pension and post retirement liabilities	800	809
Deferred compensation	525	574
Other noncurrent liabilities	507	565

Total other noncurrent liabilities	$6,121	$6,334

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

For the Company’s collaborative arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $93 million and $111 million were recorded in Costs of revenues for the three months ended June 30, 2012 and 2011, respectively, and $170 million and $198 million were recorded in Costs of revenues for the six months ended June 30, 2012 and 2011, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate programming rights fee, production costs, advertising revenues and sponsorship revenues related to the NCAA Tournament and related programming are shared equally by Turner and CBS. However, if the amount paid for the programming rights fee and production costs, in any given year, exceeds advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to specified annual amounts (the “loss cap”), ranging from approximately $90 million to $30 million. The amount incurred by the Company pursuant to the loss cap during the three and six months ended June 30, 2012 and 2011 was not significant.

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

Management believes that the allocations and adjustments noted above are reasonable. However, such allocations and adjustments may not be indicative of the actual amounts that would have been incurred had the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries operated independently.

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

June 30, 2012

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$1,728	$132	$610	$-	$2,470
Receivables, net	29	815	5,567	-	6,411
Inventories	-	436	1,563	-	1,999
Deferred income taxes	645	520	417	(937)	645
Prepaid expenses and other current assets	133	55	377	-	565

Total current assets	2,535	1,958	8,534	(937)	12,090
Noncurrent inventories and film and TV production costs	-	1,801	4,496	(90)	6,207
Investments in amounts due to and from consolidated subsidiaries	45,946	21,227	12,333	(79,506)	-
Investments, including available-for-sale securities	82	409	1,404	-	1,895
Property, plant and equipment, net	344	436	3,131	-	3,911
Intangible assets subject to amortization, net	-	-	2,057	-	2,057
Intangible assets not subject to amortization	-	2,007	5,796	-	7,803
Goodwill	-	9,879	20,094	-	29,973
Other assets	411	179	1,429	-	2,019

Total assets	$49,318	$37,896	$59,274	$(80,533)	$65,955

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$637	$776	$5,217	$(111)	$6,519
Deferred revenue	-	12	1,000	(16)	996
Debt due within one year	-	446	11	-	457

Total current liabilities	637	1,234	6,228	(127)	7,972
Long-term debt	15,088	4,298	35	-	19,421
Due (to) from affiliates	(861)	-	861	-	-
Deferred income taxes	2,466	3,125	2,738	(5,863)	2,466
Deferred revenue	-	15	563	(46)	532
Other noncurrent liabilities	2,546	2,162	3,227	(1,814)	6,121
Equity
Due (to) from Time Warner and subsidiaries	-	(26,911)	(4,045)	30,956	-
Other shareholders’ equity	29,442	53,973	49,666	(103,639)	29,442

Total Time Warner Inc. shareholders’ equity	29,442	27,062	45,621	(72,683)	29,442
Noncontrolling interests	-	-	1	-	1

Total equity	29,442	27,062	45,622	(72,683)	29,443

Total liabilities and equity	$49,318	$37,896	$59,274	$(80,533)	$65,955

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended June 30, 2012

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$1,508	$5,401	$(165)	$6,744
Costs of revenues	-	(690)	(3,308)	133	(3,865)
Selling, general and administrative	(73)	(232)	(1,330)	29	(1,606)
Amortization of intangible assets	-	-	(60)	-	(60)
Restructuring and severance costs	(1)	(6)	(16)	-	(23)
Asset impairments	-	-	(127)	-	(127)

Operating income	(74)	580	560	(3)	1,063
Equity in pretax income (loss) of consolidated subsidiaries	1,002	502	375	(1,879)	-
Interest expense, net	(220)	(93)	3	2	(308)
Other loss, net	-	8	(56)	1	(47)

Income before income taxes	708	997	882	(1,879)	708
Income tax provision	(279)	(354)	(316)	670	(279)

Net income	429	643	566	(1,209)	429
Less Net loss attributable to noncontrolling interest	1	1	1	(2)	1

Net income attributable to Time Warner Inc.shareholders	$430	$644	$567	$(1,211)	$430

Comprehensive income	374	597	518	(1,115)	374
Less Comprehensive loss attributable to noncontrolling interest	1	1	1	(2)	1

Comprehensive income attributable to
Time Warner Inc. shareholders	$375	$598	$519	$(1,117)	$375

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended June 30, 2011

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$1,416	$5,783	$(169)	$7,030
Costs of revenues	-	(694)	(3,493)	143	(4,044)
Selling, general and administrative	(78)	(245)	(1,322)	24	(1,621)
Amortization of intangible assets	-	-	(66)	-	(66)
Restructuring and severance costs	(1)	(1)	(22)	-	(24)
Asset impairments	-	-	(11)	-	(11)
Gain (loss) on operating assets	-	-	2	-	2

Operating income	(79)	476	871	(2)	1,266
Equity in pretax income (loss) of consolidated subsidiaries	1,239	859	329	(2,427)	-
Interest expense, net	(214)	(93)	(10)	3	(314)
Other loss, net	4	(2)	25	(29)	(2)

Income before income taxes	950	1,240	1,215	(2,455)	950
Income tax provision	(313)	(402)	(392)	794	(313)

Net income	637	838	823	(1,661)	637
Less Net loss attributable to noncontrolling interest	1	1	1	(2)	1

Net income attributable to Time Warner Inc.shareholders	$638	$839	$824	$(1,663)	$638
Comprehensive income	697	894	884	(1,778)	697
Less Comprehensive loss attributable to noncontrolling interest	1	1	1	(2)	1

Comprehensive income attributable to Time Warner Inc. shareholders	$698	$895	$885	$(1,780)	$698

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Six Months Ended June 30, 2012

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$3,070	$10,919	$(266)	$13,723
Costs of revenues	-	(1,476)	(6,579)	214	(7,841)
Selling, general and administrative	(173)	(473)	(2,582)	47	(3,181)
Amortization of intangible assets	-	-	(121)	-	(121)
Restructuring and severance costs	(1)	(12)	(36)	-	(49)
Asset impairments	-	-	(179)	-	(179)
Gain (loss) on operating assets	-	-	(42)	-	(42)

Operating income	(174)	1,109	1,380	(5)	2,310
Equity in pretax income (loss) of consolidated subsidiaries	2,251	1,309	722	(4,282)	-
Interest expense, net	(440)	(185)	(8)	5	(628)
Other loss, net	(2)	19	(64)	-	(47)

Income before income taxes	1,635	2,252	2,030	(4,282)	1,635
Income tax provision	(625)	(776)	(702)	1,478	(625)

Net income	1,010	1,476	1,328	(2,804)	1,010
Less Net loss attributable to noncontrolling interest	3	3	3	(6)	3

Net income attributable to Time Warner Inc.shareholders	$1,013	$1,479	$1,331	$(2,810)	$1,013

Comprehensive income	1,014	1,463	1,315	(2,778)	1,014
Less Comprehensive loss attributable to noncontrolling interest	3	3	3	(6)	3

Comprehensive income attributable to Time Warner Inc. shareholders	$1,017	$1,466	$1,318	$(2,784)	$1,017

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Six Months Ended June 30, 2011

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$-	$2,964	$11,092	$(343)	$13,713
Costs of revenues	-	(1,476)	(6,584)	289	(7,771)
Selling, general and administrative	(166)	(480)	(2,615)	49	(3,212)
Amortization of intangible assets	-	-	(134)	-	(134)
Restructuring and severance costs	-	(4)	(50)	-	(54)
Asset impairments	-	-	(11)	-	(11)
Gain (loss) on operating assets	-	-	5	-	5

Operating income	(166)	1,004	1,703	(5)	2,536
Equity in pretax income (loss) of consolidated subsidiaries	2,482	1,670	725	(4,877)	-
Interest expense, net	(401)	(185)	(7)	5	(588)
Other loss, net	17	(6)	25	(52)	(16)

Income before income taxes	1,932	2,483	2,446	(4,929)	1,932
Income tax provision	(644)	(819)	(806)	1,625	(644)

Net income	1,288	1,664	1,640	(3,304)	1,288
Less Net loss attributable to noncontrolling interests	3	3	3	(6)	3

Net income attributable to Time Warner Inc.shareholders	$1,291	$1,667	$1,643	$(3,310)	$1,291

Comprehensive income	1,441	1,785	1,766	(3,551)	1,441
Less Comprehensive loss attributable to noncontrolling interest	3	3	3	(6)	3

Comprehensive income attributable to Time Warner Inc. shareholders	$1,444	$1,788	$1,769	$(3,557)	$1,444

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Six Months Ended June 30, 2012

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

OPERATIONS
Net income	$1,010	$1,476	$1,328	$(2,804)	$1,010
Adjustments for noncash and nonoperating items:
Depreciation and amortization	12	70	354	-	436
Amortization of film and television costs	-	1,207	2,600	(9)	3,798
Asset impairments	-	-	179	-	179
Loss on investments and other assets, net	6	(9)	69	-	66
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(2,251)	(1,309)	(722)	4,282	-
Equity in losses of investee companies, net of cash distributions	1	-	40	-	41
Equity-based compensation	29	35	83	-	147
Deferred income taxes	(164)	(173)	(127)	300	(164)
Changes in operating assets and liabilities, net of acquisitions	(11)	(583)	(2,405)	(1,755)	(4,754)
Intercompany	-	855	(855)	-	-

Cash provided by operations from continuing operations	(1,368)	1,569	544	14	759
Cash used by operations from discontinued operations	(8)	-	-	-	(8)

Cash provided by operations	(1,376)	1,569	544	14	751

INVESTING ACTIVITIES
Investments in available-for-sale securities	(10)	(11)	(3)	-	(24)
Investments and acquisitions, net of cash acquired	(102)	(2)	(158)	-	(262)
Capital expenditures	(20)	(41)	(222)	-	(283)
Investment proceeds from available-for-sale securities	-	-	-	-	-
Advances to (from) parent and consolidated subsidiaries	1,774	134	-	(1,908)	-
Other investment proceeds	10	30	22	(6)	56

Cash used by investing activities	1,652	110	(361)	(1,914)	(513)

FINANCING ACTIVITIES
Borrowings	994	-	33	-	1,027
Debt repayments	(638)	-	(34)	-	(672)
Proceeds from exercise of stock options	235	-	-	-	235
Excess tax benefit on stock options	38	-	-	-	38
Principal payments on capital leases	-	(5)	(1)	-	(6)
Repurchases of common stock	(1,290)	-	-	-	(1,290)
Dividends paid	(510)	-	-	-	(510)
Other financing activities	45	(12)	(88)	(11)	(66)
Change in due to/from parent and investment in segment	-	(1,694)	(217)	1,911	-

Cash used by financing activities	(1,126)	(1,711)	(307)	1,900	(1,244)

DECREASE IN CASH AND EQUIVALENTS	(850)	(32)	(124)	-	(1,006)
CASH AND EQUIVALENTS AT BEGINNING
OF PERIOD	2,578	164	734	-	3,476

CASH AND EQUIVALENTS AT END OF PERIOD	$1,728	$132	$610	$-	$2,470

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Six Months Ended June 30, 2011

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS

Net income	$1,288	$1,664	$1,640	$(3,304)	$1,288
Adjustments for noncash and nonoperating items:
Depreciation and amortization	13	69	379	-	461
Amortization of film and television costs	-	1,174	2,359	3	3,536
Asset impairments	-	-	11	-	11
Loss on investments and other assets, net	(2)	1	6	-	5
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(2,482)	(1,670)	(725)	4,877	-
Equity in losses of investee companies, net of cash distributions	(2)	4	38	-	40
Equity-based compensation	24	34	89	-	147
Deferred income taxes	103	109	94	(203)	103
Changes in operating assets and liabilities, net of acquisitions	1	(503)	(2,857)	(1,364)	(4,723)
Intercompany	-	755	(755)	-	-

Cash provided by operations	(1,057)	1,637	279	9	868

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	-	(1)	-	(3)
Investments and acquisitions, net of cash acquired	(12)	(11)	(274)	-	(297)
Capital expenditures	(51)	(52)	(234)	-	(337)
Investment proceeds from available-for-sale securities	8	-	-	-	8
Advances to (from) parent and consolidated subsidiaries	1,197	(427)	-	(770)	-
Other investment proceeds	11	22	6	-	39

Cash used by investing activities	1,151	(468)	(503)	(770)	(590)

FINANCING ACTIVITIES
Borrowings	1,977	-	46	-	2,023
Debt repayments	-	-	(45)	-	(45)
Proceeds from exercise of stock options	160	-	-	-	160
Excess tax benefit on stock options	17	-	-	-	17
Principal payments on capital leases	-	(5)	-	-	(5)
Repurchases of common stock	(1,976)	-	-	-	(1,976)
Dividends paid	(514)	-	-	-	(514)
Other financing activities	14	(10)	(82)	(3)	(81)
Change in due to/from parent and investment in segment	-	(1,125)	361	764	-

Cash used by financing activities	(322)	(1,140)	280	761	(421)

DECREASE IN CASH AND EQUIVALENTS	(228)	29	56	-	(143)
CASH AND EQUIVALENTS AT BEGINNING
OF PERIOD	2,815	256	592	-	3,663

CASH AND EQUIVALENTS AT END OF PERIOD	$2,587	$285	$648	$-	$3,520

Part II. Other Information

Item 1. Legal Proceedings.

The following information supplements and amends the disclosure set forth in Part I, Item 3. Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) and in Part II, Item 1. Legal Proceedings, in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “March 2012 Form 10-Q”).

Reference is made to the lawsuit filed by the Company against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls described on page 32 of the 2011 Form 10-K. On July 16, 2012, DC Comics filed a motion for partial summary judgment on two of its asserted claims – the validity of the copyright termination notice served by the Shuster heirs and that the agreements between certain defendants interfered with DC Comics’ rights under the copyright termination provisions.

Reference is made to the lawsuit filed against the Company and several other programming content providers, as well as cable and satellite providers, described on page 33 of the 2011 Form 10-K and page 43 of the March 2012 Form 10-Q. On May 4, 2012, the U.S. Court of Appeals for the Ninth Circuit denied plaintiffs’ petition for a rehearing en banc.

Reference is made to the lawsuit filed by Anderson News L.L.C. and Anderson Services L.L.C. described on page 33 of the 2011 Form 10-K and page 43 of the March 2012 Form 10-Q. On July 18, 2012, the U.S. Court of Appeals for the Second Circuit denied defendants’ petition for a panel rehearing or a rehearing en banc.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2012 – April 30, 2012	4,532,578	$36.60	4,532,578	$3,485,335,179
May 1, 2012 – May 31, 2012	5,584,340	$35.45	5,584,340	$3,287,385,447
June 1, 2012 – June 30, 2012	5,343,136	$35.98	5,343,136	$3,095,125,427

Total	15,460,054	$35.97	15,460,054	$3,095,125,427

(1)	These amounts do not give effect to any fees, commissions or other costs associated with the share repurchases.
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

TIME WARNER INC. (Registrant)

Date: August 1, 2012	/s/ John K. Martin, Jr.
John K. Martin, Jr. Chief Financial and Administrative Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

10.1	Amendment No. 1 to the Time Warner Supplemental Savings Plan.+

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. †

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at June 30, 2012 and December 31, 2011, (ii) Consolidated Statement of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011, (v) Consolidated Statement of Equity for the six months ended June 30, 2012 and 2011, (vi) Notes to Consolidated Financial Statements and (vii) Supplementary Information – Condensed Consolidating Financial Statements.

+	This exhibit is a management contract or compensation plan or arrangement.
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