Form 10-Q
period 2012-09-30
TIME WARNER INC.
filed 2012-11-07
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012 or

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

Large accelerated filer	☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of October 30, 2012
Common Stock – $.01 par value	946,857,537

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2012. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2012 and cash flows for the nine months ended September 30, 2012.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, CNN, HBO, Cinemax, Warner Bros., New Line Cinema, People, Sports Illustrated and Time. During the nine months ended September 30, 2012, the Company generated Revenues of $20.565 billion (down 1% from $20.781 billion in 2011), Operating Income of $3.891 billion (down 6% from $4.132 billion in 2011), Net Income attributable to Time Warner shareholders of $1.851 billion (down 12% from $2.113 billion in 2011) and Cash provided by operations from continuing operations of $2.297 billion (up 7% from $2.146 billion in 2011).

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Networks, Film and TV Entertainment and Publishing. For additional information regarding Time Warner’s segments, refer to Note 13, “Segment Information” to the accompanying consolidated financial statements. Effective for the first quarter of 2012, the Company changed the name of its Filmed Entertainment reportable segment to Film and TV Entertainment. This change did not affect the composition of the segment; accordingly, all prior period financial information related to this reportable segment was unaffected.

Networks.  Time Warner’s Networks segment consists of Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“Home Box Office”). During the nine months ended September 30, 2012, the Networks segment recorded Revenues of $10.539 billion (51% of the Company’s total Revenues) and $3.341 billion in Operating Income.

Turner operates domestic and international networks, including such recognized brands as TNT, TBS, truTV, CNN and Cartoon Network, which are among the leaders in advertising-supported television networks. The Turner networks generate revenues principally from providing programming to affiliates that have contracted to receive and distribute this programming and from the sale of advertising. Turner also provides online and mobile offerings for on-demand viewing of programs on its networks and live streaming of CNN, HLN and Cartoon Network to authenticated subscribers. Turner also operates various websites, including CNN.com, NCAA.com, NASCAR.com and CartoonNetwork.com, that generate revenues principally from the sale of advertising and sponsorships.

Home Box Office operates the HBO and Cinemax domestic multi-channel premium pay television services, with the HBO service ranking as the most widely distributed domestic multi-channel premium pay television service. HBO- and Cinemax-branded premium pay and basic tier television services are distributed in more than 60 countries in Latin America, Asia and Europe. HBO and Cinemax domestic pay television subscribers have access to the authenticated HBO GO and MAX GO streaming services, respectively, on various online and mobile platforms, and an authenticated HBO GO streaming service is available to international premium pay television subscribers of HBO in a number of countries. Home Box Office generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. An additional source of revenues for Home Box Office is the licensing of its original programming, including Game of Thrones, True Blood and Boardwalk Empire.

During the nine months ended September 30, 2012, Turner shut down its general entertainment network, Imagine, in India and its TNT television operations in Turkey (collectively, the “Imagine and TNT Turkey Shutdowns”) as a result of the failure to meet performance and growth objectives. For the nine months ended September 30, 2012, the Company recognized $215 million of charges related to the Imagine and TNT Turkey Shutdowns, inclusive of a $6 million reduction of certain charges recorded during the three months ended September 30, 2012. These shutdowns will allow the Company to redirect its resources toward opportunities with stronger growth prospects. See “Transactions and Other Items Affecting Comparability” as well as Note 2, “Acquisitions and Dispositions” to the accompanying consolidated financial statements for further information.

The Company still anticipates that international expansion will continue to be an area of focus at the Networks segment for the foreseeable future.

Film and TV Entertainment.  Time Warner’s Film and TV Entertainment segment consists of businesses managed by the Warner Bros. Entertainment Group (“Warner Bros.”) that principally produce and distribute theatrical motion pictures,

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

television shows and videogames. During the nine months ended September 30, 2012, the Film and TV Entertainment segment recorded Revenues of $8.295 billion (37% of the Company’s total Revenues) and $676 million in Operating Income.

The Film and TV Entertainment segment’s theatrical product revenues are generated principally through rentals from theatrical exhibition of films, including the following recently released films: Argo, The Campaign, The Dark Knight Rises, Journey 2: The Mysterious Island, Magic Mike, Project X and Wrath of the Titans, and subsequently through licensing fees received from the distribution of films on television networks and pay television programming services. Television product revenues are generated principally from the licensing of programs to television networks and pay television programming services. The segment also generates revenues for both its theatrical and television product through home video distribution on DVD and Blu-ray Discs and in various digital formats (e.g., electronic sell-through and video-on-demand). In addition, the segment generates revenues through the distribution of videogames.

Warner Bros. continues to be an industry leader in the television content business. For the 2012-2013 broadcast and cable season, Warner Bros. is producing more than 40 primetime series, with at least two series for each of the five broadcast networks (including 2 Broke Girls, Arrow, The Bachelor, The Big Bang Theory, Fringe, The Mentalist, The Middle, Mike & Molly, Person of Interest, Two and a Half Men, Vampire Diaries and The Voice) and several original series for cable television networks (including Dallas, Longmire, Major Crimes, Pretty Little Liars and Rizzoli & Isles). Internationally, Warner Bros. operates a group of local television production companies in the U.K. and the Netherlands that focus on developing non-scripted programs and formats that can be sold internationally and adapted for sale in the U.S. Warner Bros. has also begun to create locally produced versions of programs owned by the studio as well as original local television programming.

The distribution of DVDs has been one of the largest contributors to the segment’s revenues and profits over the last decade. However, in recent years, home video revenues have declined as a result of several factors, including consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than DVD sales; the general economic downturn in the U.S. and many regions around the world; increasing competition for consumer discretionary time and spending; piracy; and the maturation of the standard definition DVD format. Reduced consumer spending on DVDs is being partially offset by growing sales of high definition Blu-ray Discs and increased sales through electronic delivery, which have higher incremental gross margins than standard definition DVDs. The decline in consumer spending on DVDs is also being partially offset by the licensing of theatrical and television content to subscription video-on-demand providers.

Publishing.  Time Warner’s Publishing segment consists principally of Time Inc.’s magazine publishing and related websites, book publishing businesses and marketing services businesses. During the nine months ended September 30, 2012, the Publishing segment recorded Revenues of $2.469 billion (12% of the Company’s total Revenues) and $220 million in Operating Income.

As of September 30, 2012, Time Inc. published 21 magazines in the U.S., including People, Sports Illustrated and Time, and over 70 magazines outside the U.S. All 21 of Time Inc.’s U.S. magazines are available as tablet editions. The Publishing segment generates revenues primarily from the sale of advertising, magazine subscriptions and newsstand sales. The Publishing segment is experiencing declines in its newsstand sales and print advertising as a result of market conditions in the magazine publishing industry as well as the current economic environment. The Publishing segment is pursuing a number of initiatives to help mitigate these declines, including conducting additional brand marketing; developing innovative ways to sell branded magazine content outside of traditional channels, including websites, tablets and other mobile devices; developing integrated advertising solutions that will provide greater data insight and value to advertisers; deploying a new cross-platform content management system; and improving its operating efficiency through management of its cost structure (the “Publishing Segment Initiatives”).

From the fourth quarter of 2010 through the first quarter of 2012, Turner managed the SI.com and Golf.com websites, including selling the advertising for the websites, and in exchange Time Inc. received a license fee from Turner. In the second quarter of 2012, Time Inc. assumed management of these websites from Turner and, with the transfer, Time Inc. now sells the advertising for these websites and no longer receives a license fee from Turner. This change did not affect the Company’s consolidated results of operations for the three and nine months ended September 30, 2012.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Recent Developments

Bleacher Report

During the third quarter of 2012, Turner acquired Bleacher Report, a leading sports digital property, for $170 million, net of cash acquired. See Note 2, “Acquisitions and Dispositions” to the accompanying consolidated financial statements.

2012 Debt Offering

On June 13, 2012, Time Warner issued $1.0 billion aggregate principal amount of debt securities from its shelf registration statement. See “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements” for more information.

CME

During the nine months ended September 30, 2012, the Company purchased additional shares of Class A common stock and one share of preferred stock that is convertible into Class A common stock of Central European Media Enterprises Ltd. (“CME”), a publicly traded media and entertainment company that operates leading television networks in six Central and Eastern European countries. As a result of these purchases, the Company increased its economic interest in CME from 34% to 49.9%. For additional information regarding the transactions with CME, refer to Note 3, “Investments” to the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

Recent Accounting Guidance

See Note 1, “Description of Business and Basis of Presentation” to the accompanying consolidated financial statements for a discussion of recent accounting guidance adopted.

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results has been affected by transactions and certain other items in each period as follows (millions):

	Three Months Ended		Nine Months Ended

	9/30/12	9/30/11	9/30/12	9/30/11

Asset impairments	$(3)	$(4)	$(182)	$(15)
Gain (loss) on operating assets	2	1	(40)	6
Other	-	(6)	(33)	(18)

Impact on Operating Income	(1)	(9)	(255)	(27)

Investment gains (losses), net	(5)	2	(29)	(1)
Amounts related to the separation of Time Warner Cable Inc.	6	(15)	6	(10)
Amounts related to the disposition of the Warner Music Group	1	-	(5)	-

Pretax impact	1	(22)	(283)	(38)
Income tax impact of above items	(1)	8	59	22

Impact of items on net income attributable to Time Warner Inc. shareholders	$-	$(14)	$(224)	$(16)

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $35 million and $84 million for the three and nine months ended September 30, 2012, respectively, and $30 million and $84 million for the three and nine months ended September 30, 2011, respectively. For further discussion of Restructuring and severance costs, refer to “Consolidated Results” and “Business Segment Results.”

Asset Impairments

During the three and nine months ended September 30, 2012, the Company recognized a $1 million reversal and $178 million of charges, respectively, at the Networks segment in connection with the Imagine and TNT Turkey Shutdowns primarily related to certain receivables, including value added tax receivables, inventories and long-lived assets, including Goodwill. For both the three and nine months ended September 30, 2012, the Company also recognized $4 million of other miscellaneous noncash asset impairments consisting of $2 million at the Networks segment and $2 million at the Film and TV Entertainment segment.

During the three and nine months ended September 30, 2011, the Company recorded $1 million and $12 million, respectively, of noncash impairments of capitalized software costs at the Film and TV Entertainment segment as well as $3 million of other miscellaneous noncash asset impairments at the Film and TV Entertainment segment for both the three and nine months ended September 30, 2011.

Gain (Loss) on Operating Assets

For the three and nine months ended September 30, 2012, the Company recognized $1 million of income and a $41 million loss, respectively, at the Publishing segment in connection with the sale in the first quarter of 2012 of Time Inc.’s school fundraising business, QSP (the “QSP Business”). For both the three and nine months ended September 30, 2012, the Company also recorded noncash income of $1 million at the Film and TV Entertainment segment related to a fair value adjustment on certain contingent consideration arrangements.

For the three and nine months ended September 30, 2011, the Company recognized miscellaneous gains on operating assets of $1 million and $6 million, respectively.

Other

Other reflects legal and other professional fees related to the defense of securities litigation matters for former employees totaling $1 million and $3 million for the three and nine months ended September 30, 2012, respectively, and $2 million and $6 million for the three and nine months ended September 30, 2011, respectively.

Other also reflects external costs related to mergers, acquisitions or dispositions, which included income of $1 million and charges of $30 million for the three and nine months ended September 30, 2012, respectively, as compared to charges of $4 million and $12 million for the three and nine months ended September 30, 2011, respectively. The external costs related to mergers, acquisitions or dispositions for the three and nine months ended September 30, 2012 included a reversal of $5 million and charges of $21 million, respectively, related to the Imagine and TNT Turkey Shutdowns.

Amounts related to securities litigation and government investigations and external costs related to mergers, acquisitions or dispositions are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Investment Gains (Losses), Net

For the three and nine months ended September 30, 2012, the Company recognized $5 million and $29 million, respectively, of net miscellaneous investment losses, including, for the nine months ended September 30, 2012, a $16 million loss on an investment in a network in Turkey recognized as part of the Imagine and TNT Turkey Shutdowns.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Amounts Related to the Separation of Time Warner Cable Inc.

For both the three and nine months ended September 30, 2012, the Company recognized other income of $6 million, and for the three and nine months ended September 30, 2011, recognized other loss of $10 million and $5 million, respectively, related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by Time Warner Cable Inc. (“TWC”) employees, which has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations. For both the three and nine months ended September 30, 2011, the Company also recognized $5 million of other loss related to changes in the value of a TWC tax indemnification receivable, which has also been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Disposition of the Warner Music Group

For the three and nine months ended September 30, 2012, the Company recognized $1 million of income and $5 million of losses, respectively, related to the disposition of the Warner Music Group (“WMG”) in 2004, which for the nine months ended September 30, 2012 related primarily to a tax indemnification obligation. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Income Tax Impact

The income tax impact reflects the estimated tax provision or tax benefit associated with each item affecting comparability. Such estimated tax provision or tax benefit can vary based on certain factors, including the taxability or deductibility of the items and foreign tax on certain items.

Consolidated Results

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying Consolidated Statement of Operations.

Revenues.  The components of Revenues are as follows (millions):

	Three Months Ended			Nine Months Ended

	9/30/12	9/30/11	% Change	9/30/12	9/30/11	% Change
Subscription	$2,501	$2,376	5%	$7,460	$7,135	5%
Advertising	1,360	1,395	(3%)	4,436	4,452	-
Content	2,801	3,130	(11%)	8,095	8,709	(7%)
Other	180	167	8%	574	485	18%

Total revenues	$6,842	$7,068	(3%)	$20,565	$20,781	(1%)

The increase in Subscription revenues for the three and nine months ended September 30, 2012 was primarily related to an increase at the Networks segment. Advertising revenues decreased for the three months ended September 30, 2012, primarily related to decreases at both the Publishing and Networks segments. Advertising revenues for the nine months ended September 30, 2012 were essentially flat as an increase at the Networks segment was offset by a decrease at the Publishing segment. The decrease in Content revenues for the three and nine months ended September 30, 2012 was due primarily to a decrease at the Film and TV Entertainment segment. The increase in Other revenues for the three and nine months ended September 30, 2012 was primarily related to an increase at the Film and TV Entertainment segment.

Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  For the three months ended September 30, 2012 and 2011, Costs of revenues totaled $3.657 billion and $3.808 billion, respectively, and for the nine months ended September 30, 2012 and 2011, Costs of revenues totaled $11.498 billion and $11.579 billion, respectively. For the three and nine months ended September 30, 2012, Costs of revenues decreased reflecting declines at the Film and TV Entertainment and Publishing segments, partially offset by an increase at the Networks segment. The segment variations are discussed in “Business Segment Results.”

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Selling, General and Administrative Expenses.  For the three months ended September 30, 2012, Selling, general and administrative expenses decreased 3% to $1.511 billion from $1.563 billion for the three months ended September 30, 2011 primarily due to decreases at the Publishing and Networks segments, partially offset by an increase at the Film and TV Entertainment segment. For the nine months ended September 30, 2012, Selling, general and administrative expenses decreased 2% to $4.692 billion from $4.775 billion for the nine months ended September 30, 2011 primarily related to declines at the Publishing, Film and TV Entertainment and Networks segments. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $165 million and $480 million for the three and nine months ended September 30, 2012, respectively, and $160 million and $487 million for the three and nine months ended September 30, 2011, respectively.

Amortization Expense.  Amortization expense decreased to $57 million for the three months ended September 30, 2012 from $68 million for the three months ended September 30, 2011 and decreased to $178 million for the nine months ended September 30, 2012 from $202 million for the nine months ended September 30, 2011.

Restructuring and Severance Costs.  For the three and nine months ended September 30, 2012 and 2011, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs by segment are as follows (millions):

	Three Months Ended		Nine Months Ended

	9/30/12	9/30/11	9/30/12	9/30/11

Networks	$18	$16	$40	$34
Film and TV Entertainment	11	11	19	33
Publishing	6	3	24	15
Corporate	-	-	1	2

Total restructuring and severance costs	$35	$30	$84	$84

Operating Income.  Operating Income decreased to $1.581 billion for the three months ended September 30, 2012 from $1.596 billion for the three months ended September 30, 2011. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $1 million and $9 million of expense for the three months ended September 30, 2012 and 2011, respectively, Operating Income decreased $23 million, mainly reflecting a decrease at the Film and TV Entertainment segment, offset in part by an increase at the Networks segment and lower intersegment eliminations.

Operating Income decreased to $3.891 billion for the nine months ended September 30, 2012 from $4.132 billion for the nine months ended September 30, 2011. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $255 million and $27 million of expense for the nine months ended September 30, 2012 and 2011, respectively, Operating Income decreased $13 million, reflecting decreases at the Film and TV Entertainment and Publishing segments, offset in part by an increase at the Networks segment.

The segment variations are discussed under “Business Segment Results.”

Interest Expense, Net.  For the three months ended September 30, 2012, Interest expense, net increased to $318 million from $310 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, Interest expense, net increased to $946 million from $898 million for the nine months ended September 30, 2011. The increase for the nine months ended September 30, 2012 reflected higher average net debt in 2012, including the issuance of $4 billion aggregate principal amount of debt securities in April 2011, October 2011 and June 2012.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Other Loss, Net.  Other loss, net detail is shown in the table below (millions):

	Three Months Ended		Nine Months Ended

	9/30/12	9/30/11	9/30/12	9/30/11
Investment gains (losses), net	$(5)	$2	$(29)	$(1)
Amounts related to the separation of TWC	6	(15)	6	(10)
Amounts related to the disposition of WMG	1	-	(5)	-
Loss from equity method investees	(7)	(17)	(37)	(27)
Other	(2)	(3)	11	(11)

Other loss, net	$(7)	$(33)	$(54)	$(49)

Investment gains (losses), net and amounts related to the separation of TWC and the disposition of WMG are discussed under “Transactions and Other Items Affecting Comparability.” The remaining changes in Other loss, net for the three months ended September 30, 2012 were primarily due to lower net losses from equity method investees. The remaining changes in Other loss, net for the nine months ended September 30, 2012 included an adjustment to reduce a liability for deferred compensation and higher net losses from equity method investees.

Income Tax Provision.  Income tax provision decreased to $418 million and $1.043 billion for the three and nine months ended September 30, 2012, respectively, from $431 million and $1.075 billion for the three and nine months ended September 30, 2011, respectively. The Company’s effective tax rate was 33% and 36% for the three and nine months ended September 30, 2012, respectively, compared to 34% for both the three and nine months ended September 30, 2011. The decrease in the effective tax rate for the three months ended September 30, 2012 was primarily due to the utilization of tax attribute carryovers. The increase in the effective tax rate for the nine months ended September 30, 2012 was primarily due to losses for which no tax benefits were realized and an increase in tax reserves.

Net Income.  Net income increased to $838 million for the three months ended September 30, 2012 from $822 million for the three months ended September 30, 2011. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $0 and $14 million of expense for the three months ended September 30, 2012 and 2011, respectively, Net income increased $2 million, primarily reflecting lower Other loss, net and lower taxes, partially offset by lower Operating Income.

Net income decreased to $1.848 billion for the nine months ended September 30, 2012 from $2.110 billion for the nine months ended September 30, 2011. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $224 million and $16 million of expense for the nine months ended September 30, 2012 and 2011, respectively, Net income decreased $54 million, primarily reflecting higher Interest expense, net.

Net Loss Attributable to Noncontrolling Interests. For each of the three and nine months ended September 30, 2012 and 2011, Net loss attributable to noncontrolling interests was $0 and $3 million, respectively.

Net Income Attributable to Time Warner Inc. Shareholders. Net income attributable to Time Warner Inc. shareholders was $838 million and $822 million for the three months ended September 30, 2012 and 2011, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $0.88 and $0.86, respectively, for the three months ended September 30, 2012 and were $0.79 and $0.78, respectively, for the three months ended September 30, 2011. The increase in basic and diluted net income per common share attributable to Time Warner Inc. common shareholders was primarily due to fewer shares outstanding.

Net income attributable to Time Warner Inc. shareholders was $1.851 billion and $2.113 billion for the nine months ended September 30, 2012 and 2011, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $1.92 and $1.89, respectively, for the nine months ended September 30, 2012 and were $1.97 and $1.95, respectively, for the nine months ended September 30, 2011. The decrease in basic and diluted net income per common share attributable to Time Warner Inc. common shareholders was primarily due to lower Net Income Attributable to Time Warner Inc. shareholders, partly offset by fewer shares outstanding.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Business Segment Results

Networks.  Revenues and Operating Income of the Networks segment for the three and nine months ended September 30, 2012 and 2011 are as follows (millions):

	Three Months Ended			Nine Months Ended

	9/30/12	9/30/11	% Change	9/30/12	9/30/11	% Change
Revenues:
Subscription	$2,175	$2,038	7%	$6,496	$6,136	6%
Advertising	913	922	(1%)	3,149	3,068	3%
Content	211	203	4%	761	833	(9%)
Other	40	45	(11%)	133	118	13%

Total revenues	3,339	3,208	4%	10,539	10,155	4%
Costs of revenues(a)	(1,449)	(1,423)	2%	(4,951)	(4,788)	3%
Selling, general and administrative(a)	(556)	(587)	(5%)	(1,762)	(1,778)	(1%)
Loss on operating assets	-	-	-	-	(2)	NM
Asset impairments	(1)	-	NM	(180)	-	NM
Restructuring and severance costs	(18)	(16)	13%	(40)	(34)	18%
Depreciation	(83)	(80)	4%	(242)	(244)	(1%)
Amortization	(8)	(10)	(20%)	(23)	(31)	(26%)

Operating Income	$1,224	$1,092	12%	$3,341	$3,278	2%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues for the three and nine months ended September 30, 2012 was primarily due to an increase in domestic subscription revenues of $125 million and $322 million, respectively, driven largely by higher domestic rates.

The decrease in Advertising revenues for the three months ended September 30, 2012 reflected lower international advertising revenues of $24 million, partially offset by domestic growth of $15 million. The decrease in international advertising revenues for the three months ended September 30, 2012 primarily related to the negative effect of the Imagine and TNT Turkey Shutdowns of $10 million and the negative effect of foreign exchange rates of approximately $10 million. Growth in domestic advertising revenues was driven by higher pricing, which was offset in part by the timing of certain sports events. The increase in Advertising revenues for the nine months ended September 30, 2012 primarily reflected domestic growth of $115 million mainly due to higher pricing.

The decrease in Content revenues for the nine months ended September 30, 2012 was due primarily to lower licensing revenues, including lower licensing of original programming.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Networks segment are as follows (millions):

	Three Months Ended			Nine Months Ended

	9/30/12	9/30/11	% Change	9/30/12	9/30/11	% Change
Programming costs:
Originals and sports	$654	$636	3%	$2,550	$2,387	7%
Acquired films and syndicated series	456	467	(2%)	1,340	1,366	(2%)

Total programming costs	1,110	1,103	1%	3,890	3,753	4%
Other direct operating costs	339	320	6%	1,061	1,035	3%

Costs of revenues(a)	$1,449	$1,423	2%	$4,951	$4,788	3%

(a)	Costs of revenues exclude depreciation.

The increase in Costs of revenues for the three months ended September 30, 2012 was primarily due to higher other direct operating costs resulting from an increase in an allowance associated with a production-related receivable. The increase in Costs of revenues for the nine months ended September 30, 2012 was driven by higher original and sports programming costs, including a $37 million charge related to the cancellation of an original series.

For the three and nine months ended September 30, 2012, Selling, general and administrative expenses decreased due primarily to lower marketing expenses. For the nine months ended September 30, 2012, the decrease in Selling, general and administrative expenses was partially offset by $21 million of exit and other transaction costs related to the Imagine and TNT Turkey Shutdowns.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the three and nine months ended September 30, 2012 reflect the charges incurred in connection with the Imagine and TNT Turkey Shutdowns. For the three and nine months ended September 30, 2012, these charges consisted of a $1 million reversal and $178 million of charges, respectively, primarily related to certain receivables, including value added tax receivables, inventories and long-lived assets, including Goodwill, and a $5 million reversal and $21 million of charges, respectively, related to exit and other transaction costs as noted above. In addition, for the three and nine months ended September 30, 2012, the Networks segment incurred $2 million of other miscellaneous asset impairments.

The increase in Operating Income for the three and nine months ended September 30, 2012 was due primarily to higher revenues. The increase in Operating Income for the nine months ended September 30, 2012 was partially offset by higher Costs of revenues and the charges incurred in connection with the Imagine and TNT Turkey Shutdowns.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Film and TV Entertainment.  Revenues and Operating Income of the Film and TV Entertainment segment for the three and nine months ended September 30, 2012 and 2011 are as follows (millions):

	Three Months Ended			Nine Months Ended

	9/30/12	9/30/11	% Change	9/30/12	9/30/11	% Change
Revenues:
Subscription	$29	$22	32%	$86	$60	43%
Advertising	25	26	(4%)	59	58	2%
Content	2,779	3,212	(13%)	7,928	8,496	(7%)
Other	64	37	73%	222	134	66%

Total revenues	2,897	3,297	(12%)	8,295	8,748	(5%)
Costs of revenues(a)	(2,004)	(2,210)	(9%)	(5,949)	(6,197)	(4%)
Selling, general and administrative(a)	(461)	(454)	2%	(1,374)	(1,390)	(1%)
Gain on operating assets	1	1	-	1	8	(88%)
Asset impairments	(2)	(4)	(50%)	(2)	(15)	(87%)
Restructuring and severance costs	(11)	(11)	-	(19)	(33)	(42%)
Depreciation	(52)	(48)	8%	(148)	(146)	1%
Amortization	(40)	(47)	(15%)	(128)	(139)	(8%)

Operating Income	$328	$524	(37%)	$676	$836	(19%)

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Content revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three and nine months ended September 30, 2012 and 2011 are as follows (millions):

	Three Months Ended			Nine Months Ended

	9/30/12	9/30/11	% Change	9/30/12	9/30/11	% Change
Theatrical product:
Film rentals	$673	$979	(31%)	$1,406	$1,757	(20%)
Home video and electronic delivery	374	421	(11%)	1,322	1,670	(21%)
Television licensing	377	352	7%	1,144	1,113	3%
Consumer products and other	63	43	47%	127	107	19%

Total theatrical product	1,487	1,795	(17%)	3,999	4,647	(14%)

Television product:
Television licensing	762	1,028	(26%)	2,576	2,572	-
Home video and electronic delivery	291	161	81%	617	419	47%
Consumer products and other	56	63	(11%)	208	168	24%

Total television product	1,109	1,252	(11%)	3,401	3,159	8%

Other	183	165	11%	528	690	(23%)

Total Content revenues	$2,779	$3,212	(13%)	$7,928	$8,496	(7%)

Theatrical product revenues from film rentals decreased for the three and nine months ended September 30, 2012 reflecting lower revenues from theatrical films released in the current quarter and in the first nine months of 2012 of $307

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

million and $391 million, respectively. The decrease in theatrical product revenues from film rentals for the nine months ended September 30, 2012 was partially offset by higher carryover revenues from releases in prior periods of $40 million. The Company released 4 and 14 theatrical films during the third quarter and first nine months of 2012, respectively, as compared to 6 and 16 theatrical films during the third quarter and first nine months of 2011, respectively.

For the three months ended September 30, 2012, theatrical product revenues from home video and electronic delivery decreased primarily due to lower revenues of $51 million from prior period releases, including catalog. There was one home video and electronic delivery release in the third quarter of 2012 as compared to two in the third quarter of 2011. For the nine months ended September 30, 2012, theatrical product revenues from home video and electronic delivery decreased due to lower revenues from releases in the first nine months of 2012 of $262 million and lower revenues of $86 million from prior period releases, including catalog. There were 13 home video and electronic delivery releases in the first nine months of both 2012 and 2011.

The decrease in television product revenues from licensing for the three months ended September 30, 2012 was primarily due to lower worldwide syndication revenues mainly due to the initial off-network availability of The Big Bang Theory in the third quarter of 2011. Television product revenues from licensing for the nine months ended September 30, 2012 were essentially flat as higher revenues from initial telecasts of $141 million, mainly reflecting higher fees for certain series as well as the timing of network deliveries, were largely offset by lower worldwide syndication revenues as a result of the initial off-network availability of The Big Bang Theory in the third quarter of 2011.

The increase in television product revenues from home video and electronic delivery for the three and nine months ended September 30, 2012 was primarily related to higher electronic delivery revenues reflecting the subscription video-on-demand availabilities of certain television series.

The increase in television product revenues from consumer products and other for the nine months ended September 30, 2012 was primarily due to higher retransmission royalties received.

Other content revenues increased for the three months ended September 30, 2012 primarily due to higher revenues from videogame releases in prior periods of $28 million. No videogames were released in the third quarter of 2012 as compared to one in the prior year quarter. Other content revenues decreased for the nine months ended September 30, 2012 primarily due to lower revenues from videogames released in the first nine months of 2012 of $288 million, partially offset by higher revenues from videogame releases in prior periods of $180 million. Three videogames were released in the first nine months of 2012 as compared to seven in the first nine months of 2011.

The increase in Other revenues for the three and nine months ended September 30, 2012 primarily reflected higher revenues from the Warner Bros. Studio Tour London – The Making of Harry Potter, and for the nine months ended September 30, 2012 also reflected higher international television production activities for third parties.

The components of Costs of revenues for the Film and TV Entertainment segment are as follows (millions):

	Three Months Ended			Nine Months Ended

	9/30/12	9/30/11	% Change	9/30/12	9/30/11	% Change

Film and TV production costs	$1,413	$1,428	(1%)	$3,966	$3,831	4%
Print and advertising costs	404	548	(26%)	1,347	1,581	(15%)
Other costs, including merchandise and related costs	187	234	(20%)	636	785	(19%)

Costs of revenues(a)	$2,004	$2,210	(9%)	$5,949	$6,197	(4%)

(a)	Costs of revenues exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The changes in print and advertising costs and film and TV production costs for the three and nine months ended September 30, 2012 were mainly due to the mix of product released. Included in film and TV production costs are theatrical film valuation adjustments resulting from revisions to estimates of ultimate revenue for certain theatrical films. Theatrical film valuation adjustments for the three and nine months ended September 30, 2012 were $19 million and $34 million, respectively. For the three and nine months ended September 30, 2011, there was a reversal of theatrical film valuation adjustments of $21 million and net theatrical film valuation adjustments of $29 million, respectively. Other costs, including merchandise and related costs, decreased for the three and nine months ended September 30, 2012 primarily due to lower distribution costs, which for the three and nine months ended September 30, 2012 was associated with lower theatrical home video sales and for the nine months ended September 30, 2012 was also associated with lower videogame sales.

The decrease in Operating Income for the three and nine months ended September 30, 2012 was primarily due to lower Revenues, partially offset by lower Costs of revenues.

Publishing.  Revenues and Operating Income of the Publishing segment for the three and nine months ended September 30, 2012 and 2011 are as follows (millions):

	Three Months Ended			Nine Months Ended

	9/30/12	9/30/11	% Change	9/30/12	9/30/11	% Change
Revenues:
Subscription	$297	$316	(6%)	$878	$939	(6%)
Advertising	437	462	(5%)	1,292	1,372	(6%)
Content	25	15	67%	64	56	14%
Other	79	96	(18%)	235	266	(12%)

Total revenues	838	889	(6%)	2,469	2,633	(6%)
Costs of revenues(a)	(341)	(359)	(5%)	(1,006)	(1,025)	(2%)
Selling, general and administrative(a)	(334)	(367)	(9%)	(1,082)	(1,129)	(4%)
Gain (loss) on operating assets	1	-	NM	(41)	-	NM
Restructuring and severance costs	(6)	(3)	100%	(24)	(15)	60%
Depreciation	(22)	(25)	(12%)	(69)	(76)	(9%)
Amortization	(9)	(11)	(18%)	(27)	(32)	(16%)

Operating Income	$127	$124	2%	$220	$356	(38%)

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Subscription revenues decreased primarily due to lower domestic and international newsstand sales of $14 million and $51 million for the three and nine months ended September 30, 2012, respectively, primarily as a result of soft market conditions.

Advertising revenues decreased primarily due to lower domestic and international magazine advertising revenues of $39 million and $94 million for the three and nine months ended September 30, 2012, respectively, mainly as a result of fewer pages sold due to soft market conditions, partially offset by the positive impact of $11 million and $18 million, for the three and nine months ended September 30, 2012, respectively, related to the transfer of management of SI.com and Golf.com to Time Inc. from Turner in the second quarter of 2012.

For the three and nine months ended September 30, 2012, Other revenues were negatively impacted by approximately $8 million and $17 million, respectively, due to the absence of the license fee for SI.com and Golf.com that had been received from Turner in the prior year. In addition, Other revenues also decreased for the three and nine months ended September 30, 2012 primarily due to the negative impact of the sale of the QSP Business of $7 million and $16 million, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The Company expects that the soft market conditions associated with the Publishing segment’s magazine advertising revenues and newsstand sales will continue in the near term.

The components of Costs of revenues for the Publishing segment are as follows (millions):

	Three Months Ended			Nine Months Ended

	9/30/12	9/30/11	% Change	9/30/12	9/30/11	% Change
Production costs	$192	$208	(8%)	$578	$610	(5%)
Editorial costs	119	123	(3%)	365	355	3%
Other	30	28	7%	63	60	5%

Costs of revenues(a)	$341	$359	(5%)	$1,006	$1,025	(2%)

(a)	Costs of revenues exclude depreciation.

For the three and nine months ended September 30, 2012, Costs of revenues decreased due primarily to lower production costs, mainly reflecting reduced print volume. For the nine months ended September 30, 2012, the decrease in Costs of revenues was partially offset by higher editorial costs associated with investments in websites and tablet editions of magazines.

For the three and nine months ended September 30, 2012, Selling, general and administrative expenses decreased 9% and 4%, respectively, primarily due to lower costs of $13 million and $36 million, respectively, as a result of the sale of the QSP Business as well as lower costs due to cost saving initiatives including lower compensation.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the three and nine months ended September 30, 2012 included $1 million of income and a $41 million loss on operating assets, respectively, in connection with the sale of the QSP Business.

Operating Income increased for the three months ended September 30, 2012 primarily due to lower expenses partially offset by lower Revenues. Operating Income decreased for the nine months ended September 30, 2012 primarily due to lower Revenues and the $41 million loss on operating assets in connection with the sale of the QSP Business, offset in part by lower expenses. The Company expects that Operating Income for the year ended December 31, 2012 will be lower as compared to the year ended December 31, 2011.

During 2012, the Publishing segment’s newsstand sales and print advertising revenues have been negatively impacted by market conditions in the magazine publishing industry as well as the current economic environment. In the future, if market conditions are worse than the Company’s current expectations or if the Publishing Segment Initiatives are not successful in mitigating the declines in newsstand sales and print advertising, it is possible that the book values of the Time Inc. reporting unit and certain of its tradenames will exceed their respective fair values, which may result in the Company recognizing a noncash impairment that could be material. No interim impairment analyses of the Time Inc. reporting unit’s goodwill and indefinite-lived intangible assets have been required in the third quarter of 2012. As discussed in more detail in Note 1 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, goodwill and indefinite-lived intangible assets, primarily certain tradenames, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. As of December 31, 2011, the fair value of the Time Inc. reporting unit was approximately 20% in excess of its book value.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Corporate.  Operating Loss of the Corporate segment for the three and nine months ended September 30, 2012 and 2011 was as follows (millions):

	Three Months Ended			Nine Months Ended

	9/30/12	9/30/11	% Change	9/30/12	9/30/11	% Change
Selling, general and administrative(a)	$(78)	$(75)	4%	$(244)	$(238)	3%
Restructuring and severance costs	-	-	-	(1)	(2)	(50%)
Depreciation	(8)	(7)	14%	(21)	(21)	-

Operating Loss	$(86)	$(82)	5%	$(266)	$(261)	2%

(a)	Selling, general and administrative expenses exclude depreciation.

For the three and nine months ended September 30, 2012, Operating Loss increased due primarily to higher costs related to investments in enterprise efficiency initiatives. Generally, the enterprise efficiency initiatives involve the centralization of certain administrative functions in order to generate cost savings or other benefits for the Company. For the nine months ended September 30, 2012, this increase was offset in part by a change in estimate associated with the Company’s employee benefit plans of approximately $15 million.

For the three and nine months ended September 30, 2012, and the three and nine months ended September 30, 2011, Selling, general and administrative expenses included $14 million and $37 million, respectively, and $6 million and $13 million, respectively, of costs related to enterprise efficiency initiatives.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments, quarterly dividend payments and the purchase of common stock under the Company’s repurchase program. Time Warner’s sources of cash include Cash provided by operations from continuing operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at September 30, 2012 was $8.214 billion, which included $3.188 billion of Cash and equivalents.

Current Financial Condition

At September 30, 2012, Time Warner had $19.876 billion of debt, $3.188 billion of Cash and equivalents (net debt, defined as total debt less Cash and equivalents, of $16.688 billion) and $30.019 billion of Shareholders’ equity, compared to $19.524 billion of debt, $3.476 billion of Cash and equivalents (net debt of $16.048 billion) and $29.957 billion of Shareholders’ equity at December 31, 2011.

The following table shows the significant items contributing to the increase in net debt from December 31, 2011 to September 30, 2012 (millions):

Balance at December 31, 2011	$16,048
Cash provided by operations from continuing operations	(2,297)
Capital expenditures	426
Repurchases of common stock	1,996
Dividends paid to common stockholders	762
Investments and acquisitions, net	601
Proceeds from the exercise of stock options	(801)
All other, net	(47)

Balance at September 30, 2012	$16,688

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

On January 31, 2012, the Company’s Board of Directors authorized a $4.0 billion stock repurchase program that commenced after the completion of the Company’s $5.0 billion stock repurchase program in February 2012. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2012 through November 2, 2012, the Company repurchased 59 million shares of common stock for $2.324 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Cash Flows

Cash and equivalents decreased by $288 million for the nine months ended September 30, 2012 and $418 million for the nine months ended September 30, 2011. Components of these changes are discussed below in more detail.

Operating Activities from Continuing Operations

Details of Cash provided by operations from continuing operations are as follows (millions):

	Nine Months Ended

	9/30/12	9/30/11
Operating Income	$3,891	$4,132
Depreciation and amortization	658	689
Net interest payments(a)	(834)	(776)
Net income taxes paid(b)	(888)	(677)
All other, net, including working capital changes	(530)	(1,222)

Cash provided by operations from continuing operations	$2,297	$2,146

(a)	Includes cash interest received of $20 million and $29 million for the nine months ended September 30, 2012 and 2011, respectively.
(b)

Includes income tax refunds received of $69 million and $86 million for the nine months ended September 30, 2012 and 2011, respectively, and payments to TWC of $6 million for the nine months ended September 30, 2012 pursuant to an income tax sharing arrangement.

Cash provided by operations from continuing operations for the nine months ended September 30, 2012 increased as compared with the prior year period primarily due to lower cash used by working capital, which primarily reflected lower production spending. The increase in Cash provided by operations from continuing operations for the nine months ended September 30, 2012 was partly offset by higher net income taxes paid, lower Operating Income and higher net interest payments related to higher average net debt in 2012.

Investing Activities

Details of Cash used by investing activities are as follows (millions):

	Nine Months Ended

	9/30/12	9/30/11
Investments in available-for-sale securities	$(29)	$(3)
Investments and acquisitions, net of cash acquired:
Bleacher Report	(170)	-
CME	(166)	(61)
All other	(236)	(265)
Capital expenditures	(426)	(511)
Proceeds from the sale of available-for-sale securities	1	8
All other investment and sale proceeds	80	48

Cash used by investing activities	$(946)	$(784)

Cash used by investing activities for the nine months ended September 30, 2012 increased as compared to the prior year period primarily due to higher investments and acquisitions spending, partially offset by a decrease in capital expenditures.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Financing Activities

Details of Cash used by financing activities are as follows (millions):

	Nine Months Ended

	9/30/12	9/30/11
Borrowings	$1,032	$2,029
Debt repayments	(678)	(60)
Proceeds from the exercise of stock options	801	174
Excess tax benefit on stock options	58	19
Principal payments on capital leases	(9)	(9)
Repurchases of common stock	(1,996)	(3,083)
Dividends paid	(762)	(761)
Other financing activities	(77)	(88)

Cash used by financing activities	$(1,631)	$(1,779)

Cash used by financing activities for the nine months ended September 30, 2012 decreased as compared to the prior year period primarily due to a decrease in repurchases of common stock made in connection with the Company’s common stock repurchase program and higher proceeds from the exercise of stock options, partially offset by a decrease in net borrowings.

During the nine months ended September 30, 2012, the Company issued approximately 26 million shares of common stock and received $801 million in connection with the exercise of stock options. At September 30, 2012, there were approximately 48 million exercisable stock options that had exercise prices below the closing market price on that day.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At September 30, 2012, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $28.156 billion. Of this committed capacity, $8.214 billion was unused and $19.876 billion was outstanding as debt. At September 30, 2012, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$3,188	$-	$-	$3,188
Revolving credit facilities and commercial paper program(d)	5,000	2	-	4,998
Fixed-rate public debt	19,616	-	19,616	-
Other obligations(e)	352	64	260	28

Total	$28,156	$66	$19,876	$8,214

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 14.7 years as of September 30, 2012.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts. At September 30, 2012, the principal amounts of the Company’s public debt matures as follows: $0 in 2012, $732 million in 2013 (classified as current on the accompanying Consolidated Balance Sheet at September 30, 2012), $0 in 2014, $1.000 billion in 2015, $1.150 billion in 2016 and $16.881 billion thereafter. In the period after 2016, no more than $2.0 billion will mature in any given year.

(d)

The revolving credit facilities consist of a $2.5 billion four-year revolving credit facility that matures on September 27, 2015 and a $2.5 billion five-year revolving credit facility that matures on September 27, 2016. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the revolving credit facilities.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $19 million are due within the next twelve months.

2012 Debt Offering

On June 13, 2012, Time Warner issued $1.0 billion aggregate principal amount of debt securities from its shelf registration statement, consisting of $500 million aggregate principal amount of 3.40% Notes due 2022 and $500 million aggregate principal amount of 4.90% Debentures due 2042.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog was approximately $6.0 billion and $5.6 billion at September 30, 2012 and December 31, 2011, respectively. Included in these amounts is licensing of film product from the Film and TV Entertainment segment to the Networks segment in the amount of $1.2 billion and $1.4 billion at September 30, 2012 and December 31, 2011, respectively.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding (i) the adequacy of the Company’s liquidity to meet its needs for the foreseeable future, (ii) the Company’s international

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

expansion plans, (iii) the Company’s expectation that the soft market conditions associated with the Publishing segment’s magazine advertising revenues and newsstand sales will continue in the near term and (iv) the Company’s expectation that the Publishing segment’s Operating Income for 2012 will be lower than 2011.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(Unaudited; millions, except share amounts)

	September 30,	December 31,

	2012	2011

ASSETS
Current assets
Cash and equivalents	$3,188	$3,476
Receivables, less allowances of $1,355 and $1,957	6,199	6,922
Inventories	2,091	1,890
Deferred income taxes	620	663
Prepaid expenses and other current assets	596	481

Total current assets	12,694	13,432

Noncurrent inventories and theatrical film and television production costs	6,847	6,594
Investments, including available-for-sale securities	2,029	1,820
Property, plant and equipment, net	3,906	3,963
Intangible assets subject to amortization, net	2,012	2,232
Intangible assets not subject to amortization	7,805	7,805
Goodwill	30,190	30,029
Other assets	2,002	1,926

Total assets	$67,485	$67,801

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,075	$7,815
Deferred revenue	1,050	1,084
Debt due within one year	754	23

Total current liabilities	8,879	8,922

Long-term debt	19,122	19,501
Deferred income taxes	2,553	2,541
Deferred revenue	521	549
Other noncurrent liabilities	6,391	6,334
Commitments and Contingencies (Note 14)

Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 950 million and 974 million shares outstanding	17	17
Paid-in-capital	154,918	156,114
Treasury stock, at cost (702 million and 678 million shares)	(34,276)	(33,651)
Accumulated other comprehensive loss, net	(820)	(852)
Accumulated deficit	(89,820)	(91,671)

Total Time Warner Inc. shareholders’ equity	30,019	29,957
Noncontrolling interests	-	(3)

Total equity	30,019	29,954

Total liabilities and equity	$67,485	$67,801

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited; millions, except per share amounts)

	Three Months Ended		Nine Months Ended

	9/30/12	9/30/11	9/30/12	9/30/11

Revenues	$6,842	$7,068	$20,565	$20,781
Costs of revenues	(3,657)	(3,808)	(11,498)	(11,579)
Selling, general and administrative	(1,511)	(1,563)	(4,692)	(4,775)
Amortization of intangible assets	(57)	(68)	(178)	(202)
Restructuring and severance costs	(35)	(30)	(84)	(84)
Asset impairments	(3)	(4)	(182)	(15)
Gain (loss) on operating assets	2	1	(40)	6

Operating income	1,581	1,596	3,891	4,132
Interest expense, net	(318)	(310)	(946)	(898)
Other loss, net	(7)	(33)	(54)	(49)

Income before income taxes	1,256	1,253	2,891	3,185
Income tax provision	(418)	(431)	(1,043)	(1,075)

Net income	838	822	1,848	2,110
Less Net loss attributable to noncontrolling interests	-	-	3	3

Net income attributable to Time Warner Inc. shareholders	$838	$822	$1,851	$2,113

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income per common share	$0.88	$0.79	$1.92	$1.97

Average basic common shares outstanding	950.4	1,036.4	958.5	1,064.2

Diluted net income per common share	$0.86	$0.78	$1.89	$1.95

Average diluted common shares outstanding	973.9	1,053.3	979.4	1,082.4

Cash dividends declared per share of common stock	$0.2600	$0.2350	$0.7800	$0.7050

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited; millions)

	Three Months Ended		Nine Months Ended

	9/30/12	9/30/11	9/30/12	9/30/11

Net income	$838	$822	$1,848	$2,110

Other comprehensive income (loss), net of tax:
Foreign currency translation:
Unrealized gains (losses) occurring during the period	36	(17)	17	126
Less Reclassification adjustment for losses realized in net income	-	-	10	-

Change in foreign currency translation	36	(17)	27	126

Unrealized gains (losses) on securities occurring during the period	3	(1)	3	6

Benefit obligation:
Unrealized losses occurring during the period	(7)	(3)	(15)	(21)
Less Reclassification adjustment for losses realized in net income	4	3	13	9

Net losses on benefit obligation	(3)	-	(2)	(12)

Derivative financial instruments:
Unrealized gains (losses) occurring during the period	(11)	1	5	2
Less Reclassification adjustment for (gains) losses realized in net income	3	10	(1)	24

Net gains (losses) on derivative financial instruments	(8)	11	4	26

Other comprehensive income (loss)	28	(7)	32	146

Comprehensive income	866	815	1,880	2,256
Less Comprehensive loss attributable to noncontrolling interest	-	-	3	3

Comprehensive income attributable to Time Warner Inc. shareholders	$866	$815	$1,883	$2,259

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months Ended September 30,

(Unaudited; millions)

	2012	2011

OPERATIONS
Net income	$1,848	$2,110
Adjustments for noncash and nonoperating items:
Depreciation and amortization	658	689
Amortization of film and television costs	5,375	5,120
Asset impairments	182	15
Loss on investments and other assets, net	71	4
Equity in losses of investee companies, net of cash distributions	54	76
Equity-based compensation	187	185
Deferred income taxes	40	106
Changes in operating assets and liabilities, net of acquisitions	(6,118)	(6,159)

Cash provided by operations from continuing operations	2,297	2,146
Cash used by operations from discontinued operations	(8)	(1)

Cash provided by operations	2,289	2,145

INVESTING ACTIVITIES
Investments in available-for-sale securities	(29)	(3)
Investments and acquisitions, net of cash acquired	(572)	(326)
Capital expenditures	(426)	(511)
Investment proceeds from available-for-sale securities	1	8
Other investment proceeds	80	48

Cash used by investing activities	(946)	(784)

FINANCING ACTIVITIES
Borrowings	1,032	2,029
Debt repayments	(678)	(60)
Proceeds from exercise of stock options	801	174
Excess tax benefit on stock options	58	19
Principal payments on capital leases	(9)	(9)
Repurchases of common stock	(1,996)	(3,083)
Dividends paid	(762)	(761)
Other financing activities	(77)	(88)

Cash used by financing activities	(1,631)	(1,779)

DECREASE IN CASH AND EQUIVALENTS	(288)	(418)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,476	3,663

CASH AND EQUIVALENTS AT END OF PERIOD	$3,188	$3,245

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended September 30,

(Unaudited; millions)

	2012			2011
	Time Warner Shareholders	Noncontrolling Interests	Total Equity	Time Warner Shareholders	Noncontrolling Interests	Total Equity

BALANCE AT BEGINNING OF PERIOD	$29,957	$(3)	$29,954	$32,940	$5	$32,945
Net income	1,851	(3)	1,848	2,113	(3)	2,110
Other comprehensive income	32	-	32	146	-	146
Cash dividends	(762)	-	(762)	(761)	-	(761)
Common stock repurchases	(2,037)	-	(2,037)	(3,160)	-	(3,160)
Amounts related primarily to stock options and restricted stock	978	6	984	(112)	(5)	(117)

BALANCE AT END OF PERIOD	$30,019	$-	$30,019	$31,166	$(3)	$31,163

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include television networks, film and TV entertainment and publishing. Time Warner classifies its operations into three reportable segments: Networks: consisting principally of cable television networks, premium pay and basic tier television services and digital media properties; Film and TV Entertainment: consisting principally of feature film, television, home video and videogame production and distribution; and Publishing: consisting principally of magazine publishing and related websites as well as book publishing, marketing services and other marketing businesses. Financial information for Time Warner’s various reportable segments is presented in Note 13, “Segment Information.”

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the September 30, 2012 presentation.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting Guidance Adopted in 2012

Testing Indefinite-Lived Intangible Assets for Impairment

In the third quarter of 2012, the Company early adopted guidance that provides companies with the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company concludes that it is more likely than not that the fair value of such an asset exceeds its carrying amount, the company is not required to perform any additional tests for impairment. However, if a company concludes that it is more likely than not that the asset is impaired, it must calculate the fair value of the asset and compare that value with its carrying amount, as required by the current guidance. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

2.  ACQUISITIONS AND DISPOSITIONS

Acquisition

Bleacher Report

During the third quarter of 2012, Turner Broadcasting System, Inc. (“Turner”) acquired Bleacher Report, a leading sports digital property, for $170 million, net of cash acquired. The operating results of Bleacher Report did not significantly impact the Company’s consolidated financial results for the three and nine months ended September 30, 2012.

Dispositions

Imagine

During the nine months ended September 30, 2012, Turner shut down its general entertainment network, Imagine, in India. For the nine months ended September 30, 2012, the Company recognized $123 million of charges related to the shutdown. These charges consisted of $117 million, primarily related to certain receivables, including value added tax receivables, inventories and long-lived assets, including Goodwill, and $6 million related to exit and other transaction costs.

TNT Turkey

During the nine months ended September 30, 2012, Turner shut down its TNT television operations in Turkey. For the nine months ended September 30, 2012, the Company recognized charges of $92 million consisting of $61 million primarily related to certain receivables, including value added tax receivables, inventories and other assets, $15 million related to exit and other transaction costs and $16 million related to an investment. These charges are inclusive of a $1 million reduction to asset impairments and a $5 million reduction to exit and other transaction costs, recorded during the three months ended September 30, 2012.

QSP

On January 13, 2012, the Publishing segment sold, solely in exchange for contingent consideration, assets primarily comprising the school fundraising business, QSP. For the three and nine months ended September 30, 2012, the Company recognized $1 million of income and a $41 million loss, respectively, in connection with the sale.

3.  INVESTMENTS

CME

On April 30, 2012, the Company and Central European Media Enterprises Ltd. (“CME”), a publicly traded media and entertainment company that operates leading television networks in six Central and Eastern European countries, entered into an arrangement in which the Company agreed to purchase shares of CME’s Class A common stock and to loan CME up to $300 million for the sole purpose of CME retiring certain of its outstanding public indebtedness that was scheduled to mature over the next few years through concurrent tender offers (the “CME Credit Facility”). The arrangement also gave CME the option to sell the Company additional shares of CME’s Class A common stock or securities convertible into Class

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A common stock. The purchase price for the shares was fixed at $7.51 per share based on the trailing 20 day volume-weighted average closing price of CME Class A common stock prior to April 30, 2012 and was to be paid through a reduction in the amount owed by CME under the CME Credit Facility.

CME borrowed $180 million under the CME Credit Facility, of which $15 million was repaid during the second quarter of 2012. The remaining $165 million outstanding under the CME Credit Facility was used to purchase approximately 10.8 million shares of Class A common stock and one share of CME’s Class A convertible preferred stock, which increased the Company’s economic interest in CME to 49.9% and the CME Credit Facility was terminated.

Based on the closing price of CME Class A common stock of $6.51 per share at the end of the third quarter of 2012, the fair value of the Company’s interest in CME was approximately $23 million below its carrying value of $310 million as of September 30, 2012. During the third quarter of 2012, the market price of CME Class A common stock fluctuated significantly and, at certain times indicated a fair value of the investment in excess of the Company’s cost basis. The Company does not believe the decline in fair value below carrying value of its investment in CME was other-than-temporary at September 30, 2012. However, future evaluations of impairment could lead the Company to conclude that the investment is impaired on an other-than-temporary basis and, as a result, record an impairment charge that could be material.

4.  FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, respectively (millions):

	Fair Value Measurements

	September 30, 2012				December 31, 2011
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities(a)	$256	$5	$-	$261	$265	$5	$-	$270
Available-for-sale securities:
Equity securities	23	-	-	23	14	-	-	14
Debt securities	-	91	-	91	-	72	-	72
Derivatives:
Foreign exchange contracts	-	16	-	16	-	28	-	28
Other	4	-	16	20	4	-	20	24
Liabilities:
Derivatives:
Foreign exchange contracts	-	(22)	-	(22)	-	-	-	-
Other	-	-	(10)	(10)	-	-	(17)	(17)

Total	$283	$90	$6	$379	$283	$105	$3	$391

(a)	Consists of investments related to deferred compensation.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the nine months ended September 30, 2012 and 2011, respectively, on such assets and liabilities that were included in the Consolidated Balance Sheet as of September 30, 2012 and 2011, respectively (millions):

	Derivatives
	September 30, 2012	September 30, 2011

Balance as of the beginning of the period	$3	$(9)
Total gains (losses):
Included in operating income	1	8
Included in other loss, net	7	(5)
Included in other comprehensive income	-	-
Settlements	(5)	3
Issuances	-	(1)
Transfers in and/or out of Level 3	-	-

Balance as of the end of the period	$6	$(4)

Net gain for the period included in net income related to assets and liabilities still held as of the end of the period	$8	$3

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at September 30, 2012, the fair value of Time Warner’s debt exceeded its carrying value by approximately $4.885 billion and, based on interest rates prevailing at December 31, 2011, the fair value of Time Warner’s debt exceeded its carrying value by approximately $3.549 billion. The fair value of Time Warner’s debt was considered a Level 2 measurement as it was based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of the financial instruments or because the financial instruments are of a longer-term nature and are recorded on a discounted basis. For the remainder of the Company’s other financial instruments, other than the Company’s investment in CME as described in Note 3, “Investments,” differences between the carrying value and fair value are not significant at September 30, 2012. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In determining the fair value of its theatrical films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros. Entertainment Group) plus a risk premium representing the risk associated with producing a particular theatrical film. The fair value of any theatrical film and television production that management plans to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement. During the three months ended September 30, 2012, certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, were completely written off from their carrying value of $19 million. During the nine months ended September 30, 2012, certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, were written down to $102 million from their carrying value of $193 million. During the three months ended September 30, 2011, there were no theatrical film and television production costs that were required to be written down to fair value. During the nine months ended September 30, 2011, certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, were written down to $184 million from their carrying value of $239 million.

5.  INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	September 30, 2012	December 31, 2011
Inventories:
Programming costs, less amortization	$3,851	$3,321
DVDs, Blu-ray Discs, books, paper and other merchandise	363	340

Total inventories	4,214	3,661
Less: current portion of inventory	(2,091)	(1,890)

Total noncurrent inventories	2,123	1,771

Theatrical film production costs:(a)
Released, less amortization	725	844
Completed and not released	380	295
In production	1,722	1,592
Development and pre-production	105	87

Television production costs:(a)
Released, less amortization	993	1,141
Completed and not released	354	360
In production	439	499
Development and pre-production	6	5

Total theatrical film and television production costs	4,724	4,823

Total noncurrent inventories and theatrical film and television production costs	$6,847	$6,594

(a)

Does not include $1.151 billion and $1.320 billion of acquired film library intangible assets as of September 30, 2012 and December 31, 2011, respectively, which is included in Intangible assets subject to amortization in the Consolidated Balance Sheet.

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

Gains and losses from hedging activities recognized in the Consolidated Statement of Operations, including hedge ineffectiveness, were not material for the three and nine months ended September 30, 2012 and 2011. In addition, such gains and losses were largely offset by corresponding economic gains or losses from the respective transactions that were hedged.

The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at September 30, 2012 and December 31, 2011 (millions):

	September 30, 2012	December 31, 2011
Qualifying Hedges
Assets	$79	$105
Liabilities	(77)	(91)

Economic Hedges
Assets	$10	$30
Liabilities	(18)	(16)

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions. Additionally, netting provisions are included in existing agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within Prepaid expenses and other current assets or Accounts payable and accrued liabilities in the Company’s Consolidated Balance Sheet. At September 30, 2012 and December 31, 2011, $23 million and $19 million of gains, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net are deferred net gains of $14 million and less than $1 million at September 30, 2012 and December 31, 2011, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

7.  LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Debt Offering

On June 13, 2012, Time Warner issued $500 million aggregate principal amount of 3.40% Notes due 2022 and $500 million aggregate principal amount of 4.90% Debentures due 2042 (the “2012 Debt Offering”) from its shelf registration statement. The securities issued pursuant to the 2012 Debt Offering are directly or indirectly guaranteed, on an unsecured basis, by Historic TW Inc. (“Historic TW”), Home Box Office, Inc. and Turner.

8.  SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

On January 25, 2011, Time Warner’s Board of Directors authorized an increase in the amount remaining on the Company’s stock repurchase program to $5.0 billion for share repurchases beginning January 1, 2011. This program was completed in February 2012.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On January 31, 2012, Time Warner’s Board of Directors authorized a $4.0 billion stock repurchase program. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions.

From January 1, 2012 through September 30, 2012, the Company repurchased approximately 53 million shares of common stock for $2.037 billion pursuant to trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of September 30, 2012, $2.345 billion was remaining under the stock repurchase program.

Comprehensive Income

Comprehensive income is reported in the Consolidated Statement of Comprehensive Income and consists of Net income and other gains and losses affecting shareholders’ equity that, under GAAP, are excluded from Net income. For Time Warner, such items consist primarily of foreign currency translation gains (losses), unrealized gains and losses on certain derivative financial instruments and equity securities and changes in benefit plan obligations.

The following summary sets forth the activity within Other comprehensive income (loss) (millions):

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized gains on foreign currency translation	$44	$(8)	$36	$22	$(5)	$17
Reclassification adjustment for losses on foreign currency translation realized in net income	-	-	-	10	-	10
Unrealized gains on securities	5	(2)	3	4	(1)	3
Unrealized losses on benefit obligation	(3)	(4)	(7)	(16)	1	(15)
Reclassification adjustment for losses on benefit obligation realized in net income	7	(3)	4	21	(8)	13
Unrealized gains (losses) on derivative financial instruments	(17)	6	(11)	9	(4)	5
Reclassification adjustment for (gains) losses on derivative financial instruments realized in net income	5	(2)	3	(1)	-	(1)

Other comprehensive income (loss)	$41	$(13)	$28	$49	$(17)	$32

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized gains (losses) on foreign currency translation	$(17)	$-	$(17)	$149	$(23)	$126
Unrealized gains (losses) on securities	(2)	1	(1)	9	(3)	6
Unrealized gains (losses) on benefit obligation	1	(4)	(3)	(25)	4	(21)
Reclassification adjustment for losses on benefit obligation realized in net income	5	(2)	3	15	(6)	9
Unrealized gains on derivative financial instruments	2	(1)	1	4	(2)	2
Reclassification adjustment for losses on derivative financial instruments realized in net income	16	(6)	10	38	(14)	24

Other comprehensive income (loss)	$5	$(12)	$(7)	$190	$(44)	$146

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.   NET INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Three Months Ended		Nine Months Ended

	9/30/12	9/30/11	9/30/12	9/30/11

Net income attributable to Time Warner Inc. shareholders	$838	$822	$1,851	$2,113
Net income allocated to participating securities	(4)	(4)	(13)	(12)

Net income attributable to Time Warner Inc. common shareholders — basic	$834	$818	$1,838	$2,101

Average number of common shares outstanding — basic	950.4	1,036.4	958.5	1,064.2
Dilutive effect of equity awards	23.5	16.9	20.9	18.2

Average number of common shares outstanding — diluted	973.9	1,053.3	979.4	1,082.4

Net income per common share attributable to Time Warner Inc. common shareholders:
Basic	$0.88	$0.79	$1.92	$1.97
Diluted	$0.86	$0.78	$1.89	$1.95

Diluted net income per common share for the three and nine months ended September 30, 2012 and for the three and nine months ended September 30, 2011 excludes approximately 11 million and 33 million, respectively, and 70 million and 73 million, respectively, common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect.

10.  EQUITY-BASED COMPENSATION

Compensation expense recognized for equity-based plans is as follows (millions):

	Three Months Ended		Nine Months Ended

	9/30/12	9/30/11	9/30/12	9/30/11

Restricted stock units and performance stock units	$30	$25	$143	$127
Stock options	10	13	44	58

Total impact on operating income	$40	$38	$187	$185

Tax benefit recognized	$14	$15	$66	$68

For the nine months ended September 30, 2012 and 2011, the Company granted approximately 5.4 million and 5.0 million restricted stock units (“RSUs”), respectively, at a weighted-average grant date fair value per RSU of $37.47 and $36.07, respectively. For the nine months ended September 30, 2012 and 2011, the Company granted approximately 0.2 million and 0.1 million target performance stock units (“PSUs”), respectively, at a weighted-average grant date fair value per target PSU of $39.51 and $45.89, respectively. Total unrecognized compensation cost related to unvested RSUs and target PSUs as of September 30, 2012, without taking into account expected forfeitures, is $243 million and is expected to be recognized over a weighted-average period between one and two years.

For the nine months ended September 30, 2012 and 2011, the Company granted approximately 4.7 million and 8.3 million stock options, respectively, at a weighted-average grant date fair value per option of $8.69 and $9.02, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total unrecognized compensation cost related to unvested stock options as of September 30, 2012, without taking into account expected forfeitures, is $60 million and is expected to be recognized over a weighted-average period between one and two years. The table below presents the weighted-average values of the assumptions used to value the stock options at their grant date.

	Nine Months Ended

	9/30/12	9/30/11

Expected volatility	31.2%	29.5%
Expected term to exercise from grant date	6.50 years	6.31 years
Risk-free rate	1.3%	2.8%
Expected dividend yield	2.8%	2.6%

11.   BENEFIT PLANS

A summary of the components of the net periodic benefit costs recognized for substantially all of Time Warner’s defined benefit pension plans for the three and nine months ended September 30, 2012 and 2011 is as follows (millions):

Components of Net Periodic Benefit Costs

	Three Months Ended		Nine Months Ended

	9/30/12	9/30/11	9/30/12	9/30/11

Service cost	$1	$-	$2	$7
Interest cost	44	47	133	141
Expected return on plan assets	(47)	(48)	(141)	(145)
Amortization of prior service cost	1	-	1	-
Amortization of net loss	6	5	20	15

Net periodic benefit costs	$5	$4	$15	$18

Contributions	$8	$7	$43	$26

12.   RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance costs expensed as incurred by segment for the three and nine months ended September 30, 2012 and 2011 are as follows (millions):

	Three Months Ended		Nine Months Ended

	9/30/12	9/30/11	9/30/12	9/30/11

Networks	$18	$16	$40	$34
Film and TV Entertainment	11	11	19	33
Publishing	6	3	24	15
Corporate	-	-	1	2

Total restructuring and severance costs	$35	$30	$84	$84

	Three Months Ended		Nine Months Ended

	9/30/12	9/30/11	9/30/12	9/30/11

2012 activity	$30	$-	$70	$-
2011 and prior activity	5	30	14	84

Total restructuring and severance costs	$35	$30	$84	$84

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total

Remaining liability as of December 31, 2011	$116	$60	$176
Net accruals	72	12	84
Cash paid	(82)	(22)	(104)

Remaining liability as of September 30, 2012	$106	$50	$156

As of September 30, 2012, of the remaining liability of $156 million, $95 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $61 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2017.

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

Information as to the Revenues, intersegment revenues, Operating Income (Loss), and Assets of Time Warner in each of its reportable segments is set forth below (millions):

	Three Months Ended		Nine Months Ended

	9/30/12	9/30/11	9/30/12	9/30/11
Revenues
Networks	$3,339	$3,208	$10,539	$10,155
Film and TV Entertainment	2,897	3,297	8,295	8,748
Publishing	838	889	2,469	2,633
Intersegment eliminations	(232)	(326)	(738)	(755)

Total revenues	$6,842	$7,068	$20,565	$20,781

	Three Months Ended		Nine Months Ended
	9/30/12	9/30/11	9/30/12	9/30/11
Intersegment Revenues
Networks	$15	$17	$70	$60
Film and TV Entertainment	214	296	648	658
Publishing	3	13	20	37

Total intersegment revenues	$232	$326	$738	$755

	Three Months Ended		Nine Months Ended
	9/30/12	9/30/11	9/30/12	9/30/11
Operating Income (Loss)
Networks	$1,224	$1,092	$3,341	$3,278
Film and TV Entertainment	328	524	676	836
Publishing	127	124	220	356
Corporate	(86)	(82)	(266)	(261)
Intersegment eliminations	(12)	(62)	(80)	(77)

Total operating income (loss)	$1,581	$1,596	$3,891	$4,132

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2012	December 31, 2011
Assets
Networks	$38,767	$38,166
Film and TV Entertainment	18,737	19,257
Publishing	5,781	6,055
Corporate	4,200	4,323

Total assets	$67,485	$67,801

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under these Guaranteed Obligations and no liability for the arrangements has been recognized at September 30, 2012. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On May 14, 2010, DC Comics filed a related lawsuit in the U.S. District Court for the Central District of California against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls. The lawsuit asserts a claim for declaratory relief concerning the validity and scope of the copyright termination notice served by the Shuster heirs, which, together with the termination notices served by the Siegel heirs described above, purports to preclude DC Comics from creating new Superman and/or Superboy works for distribution and sale in the United States after October 26, 2013. The lawsuit also seeks declaratory relief with respect to, inter alia, the validity of various agreements between Mr. Toberoff, his companies and the Shuster and Siegel heirs, and asserts claims for intentional interference by Mr. Toberoff with DC Comics’ contracts and prospective economic advantage with the Shuster and Siegel heirs, for which DC Comics seeks monetary damages. On October 25, 2011, defendants’ motion to strike certain causes of action was denied. On November 2, 2011, defendants appealed the denial to the U.S. Court of Appeals for the Ninth Circuit. On July 16, 2012, DC Comics filed a motion for partial summary judgment on two of its asserted claims – the validity of the copyright termination notice served by the Shuster heirs and that the agreements referenced above interfered with DC Comics’ rights under the copyright termination provisions. On August 20, 2012, defendants also filed a motion for partial summary judgment on these two claims, as well as on DC Comics’ asserted claim concerning the scope of the copyright termination notice served by the Shuster heirs. On October 17, 2012, the district court granted DC Comics’ motion for partial summary judgment, holding that, among other things, the Shuster heirs’ termination notice is invalid, and denying defendants’ motion for partial summary judgment.

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

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and several other programming content providers (collectively, the “programmer defendants”) as well as cable and satellite providers (collectively, the “distributor defendants”), alleging violations of the federal antitrust laws. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. In an order dated October 15, 2009, the court dismissed the third amended complaint with prejudice. On October 30, 2009,

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit. On March 30, 2012, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the lawsuit. On August 2, 2012, plaintiffs filed a petition for writ of certiorari to review with the U.S. Supreme Court the judgment of the U.S. Court of Appeals for the Ninth Circuit affirming the district court’s dismissal of the lawsuit. On November 5, 2012, the U.S. Supreme Court denied plaintiffs’ petition for writ of certiorari.

On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, “Anderson News”) filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time/Warner Retail Sales & Marketing, Inc. Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Plaintiffs are seeking unspecified monetary damages. On August 2, 2010, the court granted defendants’ motions to dismiss the complaint with prejudice and, on October 25, 2010, the court denied Anderson News’ motion for reconsideration of that dismissal. On November 8, 2010, Anderson News appealed and, on April 3, 2012, the U.S. Court of Appeals for the Second Circuit vacated the district court’s dismissal of the complaint and remanded the case to the district court. On October 10, 2012, defendants filed a petition for writ of certiorari to review with the U.S. Supreme Court the judgment of the U.S. Court of Appeals for the Second Circuit vacating the district court’s dismissal of the complaint.

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

For matters disclosed above for which a loss is probable or reasonably possible, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0 and $80 million at September 30, 2012. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Income Tax Uncertainties

During the nine months ended September 30, 2012, the Company recorded net incremental income tax reserves of approximately $129 million. Of the $129 million net incremental income tax reserves, approximately $77 million would affect the Company’s effective tax rate if reversed. During the nine months ended September 30, 2012, the Company recorded interest reserves related to the income tax reserves of approximately $49 million.

15. RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. These transactions have been executed on terms comparable to the terms of transactions with unrelated third parties and primarily include the licensing of broadcast rights to The CW broadcast network for film and television product by the Film and TV Entertainment segment and the licensing of rights to carry cable television programming provided by the Networks segment. Revenues from transactions with related parties were $77 million and $88 million for the three months ended September 30, 2012 and 2011, respectively, and expenses from transactions with related parties were $11 million and $13 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, such revenues were $331 million and $302 million, respectively, and such expenses were $49 million and $42 million, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. ADDITIONAL FINANCIAL INFORMATION

Cash Flows

Additional financial information with respect to cash payments and receipts is as follows (millions):

	Nine Months Ended

	9/30/12	9/30/11

Cash payments made for interest	$(854)	$(805)
Interest income received	20	29

Cash interest payments, net	$(834)	$(776)

Cash payments made for income taxes	$(951)	$(763)
Income tax refunds received	69	86
TWC tax sharing payments, net(a)	(6)	-

Cash tax payments, net	$(888)	$(677)

(a)	Represents net amounts paid to Time Warner Cable Inc. (“TWC”) in accordance with tax sharing agreements with TWC.

Interest Expense, Net

Interest expense, net, consists of (millions):

	Three Months Ended		Nine Months Ended

	9/30/12	9/30/11	9/30/12	9/30/11

Interest income	$22	$22	$75	$79
Interest expense	(340)	(332)	(1,021)	(977)

Total interest expense, net	$(318)	$(310)	$(946)	$(898)

Other Loss, Net

Other loss, net, consists of (millions):

	Three Months Ended		Nine Months Ended

	9/30/12	9/30/11	9/30/12	9/30/11

Investment gains (losses), net	$(5)	$2	$(29)	$(1)
Losses from equity method investees	(7)	(17)	(37)	(27)
Other	5	(18)	12	(21)

Total other loss, net	$(7)	$(33)	$(54)	$(49)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of (millions):

	September 30, 2012	December 31, 2011

Accounts payable	$635	$961
Accrued expenses	1,822	2,037
Participations payable	2,363	2,337
Programming costs payable	808	742
Accrued compensation	846	1,049
Accrued interest	405	342
Accrued income taxes	196	347

Total accounts payable and accrued liabilities	$7,075	$7,815

Other Noncurrent Liabilities

Other noncurrent liabilities consist of (millions):

	September 30, 2012	December 31, 2011

Noncurrent tax and interest reserves	$2,510	$2,430
Participations payable	828	927
Programming costs payable	1,195	1,029
Noncurrent pension and post retirement liabilities	791	809
Deferred compensation	552	574
Other noncurrent liabilities	515	565

Total other noncurrent liabilities	$6,391	$6,334

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

For the Company’s collaborative arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $130 million and $60 million were recorded in Costs of revenues for the three months ended September 30, 2012 and 2011, respectively, and $300 million and $258 million were recorded in Costs of revenues for the nine months ended September 30, 2012 and 2011, respectively.

The aggregate programming rights fee, production costs, advertising revenues and sponsorship revenues related to the NCAA Tournament and related programming are shared equally by Turner and CBS. However, if the amount paid for the programming rights fee and production costs, in any given year, exceeds advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to specified annual amounts (the “loss cap”), ranging from approximately $90 million to $30 million. The amount incurred by the Company pursuant to the loss cap during the three and nine months ended September 30, 2012 and 2011 was not significant.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

September 30, 2012

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

ASSETS
Current assets
Cash and equivalents	$2,282	$302	$604	$-	$3,188
Receivables, net	21	822	5,356	-	6,199
Inventories	-	434	1,657	-	2,091
Deferred income taxes	620	491	394	(885)	620
Prepaid expenses and other current assets	86	78	432	-	596

Total current assets	3,009	2,127	8,443	(885)	12,694
Noncurrent inventories and theatrical film and television production costs	-	1,739	5,195	(87)	6,847
Investments in amounts due to and from consolidated subsidiaries	46,476	21,204	12,200	(79,880)	-
Investments, including available-for-sale securities	81	443	1,505	-	2,029
Property, plant and equipment, net	345	423	3,138	-	3,906
Intangible assets subject to amortization, net	-	-	2,012	-	2,012
Intangible assets not subject to amortization	-	2,007	5,798	-	7,805
Goodwill	-	9,879	20,311	-	30,190
Other assets	324	166	1,512	-	2,002

Total assets	$50,235	$37,988	$60,114	$(80,852)	$67,485

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$859	$799	$5,539	$(122)	$7,075
Deferred revenue	-	17	1,045	(12)	1,050
Debt due within one year	-	747	7	-	754

Total current liabilities	859	1,563	6,591	(134)	8,879
Long-term debt	15,090	3,996	36	-	19,122
Due (to) from affiliates	(873)	-	873	-	-
Deferred income taxes	2,553	3,123	2,693	(5,816)	2,553
Deferred revenue	-	28	535	(42)	521
Other noncurrent liabilities	2,587	2,176	3,457	(1,829)	6,391
Equity
Due (to) from Time Warner and subsidiaries	-	(27,943)	(5,097)	33,040	-
Other shareholders’ equity	30,019	55,045	51,026	(106,071)	30,019

Total Time Warner Inc. shareholders’ equity	30,019	27,102	45,929	(73,031)	30,019
Noncontrolling interests	-	-	-	-	-

Total equity	30,019	27,102	45,929	(73,031)	30,019

Total liabilities and equity	$50,235	$37,988	$60,114	$(80,852)	$67,485

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2011

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

ASSETS
Current assets
Cash and equivalents	$2,578	$164	$734	$-	$3,476
Receivables, net	52	705	6,165	-	6,922
Inventories	-	429	1,461	-	1,890
Deferred income taxes	663	525	437	(962)	663
Prepaid expenses and other current assets	106	61	314	-	481

Total current assets	3,399	1,884	9,111	(962)	13,432
Noncurrent inventories and theatrical film and television production costs	-	1,698	4,984	(88)	6,594
Investments in amounts due to and from consolidated subsidiaries	45,566	21,845	12,022	(79,433)	-
Investments, including available-for-sale securities	76	410	1,334	-	1,820
Property, plant and equipment, net	369	462	3,132	-	3,963
Intangible assets subject to amortization, net	-	-	2,232	-	2,232
Intangible assets not subject to amortization	-	2,007	5,798	-	7,805
Goodwill	-	9,879	20,150	-	30,029
Other assets	288	193	1,445	-	1,926

Total assets	$49,698	$38,378	$60,208	$(80,483)	$67,801

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$837	$890	$6,123	$(35)	$7,815
Deferred revenue	-	13	1,081	(10)	1,084
Debt due within one year	-	11	12	-	23

Total current liabilities	837	914	7,216	(45)	8,922
Long-term debt	14,730	4,735	36	-	19,501
Due (to) from affiliates	(850)	-	850	-	-
Deferred income taxes	2,541	3,296	2,882	(6,178)	2,541
Deferred revenue	-	15	589	(55)	549
Other noncurrent liabilities	2,483	2,232	3,461	(1,842)	6,334
Equity
Due (to) from Time Warner and subsidiaries	-	(25,217)	(3,083)	28,300	-
Other shareholders’ equity	29,957	52,403	48,260	(100,663)	29,957

Total Time Warner Inc. shareholders’ equity	29,957	27,186	45,177	(72,363)	29,957
Noncontrolling interests	-	-	(3)	-	(3)

Total equity	29,957	27,186	45,174	(72,363)	29,954

Total liabilities and equity	$49,698	$38,378	$60,208	$(80,483)	$67,801

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended September 30, 2012

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$1,460	$5,512	$(130)	$6,842
Costs of revenues	-	(689)	(3,072)	104	(3,657)
Selling, general and administrative	(80)	(228)	(1,226)	23	(1,511)
Amortization of intangible assets	-	-	(57)	-	(57)
Restructuring and severance costs	-	(7)	(28)	-	(35)
Asset impairments	-	-	(3)	-	(3)
Gain (loss) on operating assets	-	-	2	-	2

Operating income	(80)	536	1,128	(3)	1,581
Equity in pretax income (loss) of consolidated subsidiaries	1,554	1,114	365	(3,033)	-
Interest expense, net	(224)	(94)	(3)	3	(318)
Other loss, net	6	(4)	(10)	1	(7)

Income before income taxes	1,256	1,552	1,480	(3,032)	1,256
Income tax provision	(418)	(513)	(492)	1,005	(418)

Net income	838	1,039	988	(2,027)	838
Less Net loss attributable to noncontrolling interest	-	1	-	(1)	-

Net income attributable to Time Warner Inc. shareholders	$838	$1,040	$988	$(2,028)	$838

Comprehensive income	866	1,054	1,000	(2,054)	866
Less Comprehensive loss attributable to noncontrolling interest	-	1	-	(1)	-

Comprehensive income attributable to Time Warner Inc. shareholders	$866	$1,055	$1,000	$(2,055)	$866

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended September 30, 2011

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$1,365	$5,827	$(124)	$7,068
Costs of revenues	-	(648)	(3,245)	85	(3,808)
Selling, general and administrative	(73)	(243)	(1,283)	36	(1,563)
Amortization of intangible assets	-	-	(68)	-	(68)
Restructuring and severance costs	-	(10)	(20)	-	(30)
Asset impairments	-	-	(4)	-	(4)
Gain (loss) on operating assets	-	-	1	-	1

Operating income	(73)	464	1,208	(3)	1,596
Equity in pretax income (loss) of consolidated subsidiaries	1,548	1,178	320	(3,046)	-
Interest expense, net	(214)	(91)	(8)	3	(310)
Other loss, net	(8)	2	2	(29)	(33)

Income before income taxes	1,253	1,553	1,522	(3,075)	1,253
Income tax provision	(431)	(529)	(512)	1,041	(431)

Net income	822	1,024	1,010	(2,034)	822
Less Net loss attributable to noncontrolling interest	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$822	$1,024	$1,010	$(2,034)	$822

Comprehensive income	815	973	958	(1,931)	815
Less Comprehensive loss attributable to noncontrolling interest	-	-	-	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$815	$973	$958	$(1,931)	$815

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Nine Months Ended September 30, 2012

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$4,530	$16,431	$(396)	$20,565
Costs of revenues	-	(2,165)	(9,651)	318	(11,498)
Selling, general and administrative	(253)	(701)	(3,808)	70	(4,692)
Amortization of intangible assets	-	-	(178)	-	(178)
Restructuring and severance costs	(1)	(19)	(64)	-	(84)
Asset impairments	-	-	(182)	-	(182)
Gain (loss) on operating assets	-	-	(40)	-	(40)

Operating income	(254)	1,645	2,508	(8)	3,891
Equity in pretax income (loss) of consolidated subsidiaries	3,805	2,423	1,087	(7,315)	-
Interest expense, net	(664)	(279)	(11)	8	(946)
Other loss, net	4	15	(74)	1	(54)

Income before income taxes	2,891	3,804	3,510	(7,314)	2,891
Income tax provision	(1,043)	(1,289)	(1,194)	2,483	(1,043)

Net income	1,848	2,515	2,316	(4,831)	1,848
Less Net loss attributable to noncontrolling interest	3	4	3	(7)	3

Net income attributable to Time Warner Inc. shareholders	$1,851	$2,519	$2,319	$(4,838)	$1,851

Comprehensive income	1,880	2,517	2,315	(4,832)	1,880
Less Comprehensive loss attributable to noncontrolling interest	3	4	3	(7)	3

Comprehensive income attributable to Time Warner Inc. shareholders	$1,883	$2,521	$2,318	$(4,839)	$1,883

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Nine Months Ended September 30, 2011

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$4,329	$16,919	$(467)	$20,781
Costs of revenues	-	(2,124)	(9,829)	374	(11,579)
Selling, general and administrative	(239)	(723)	(3,898)	85	(4,775)
Amortization of intangible assets	-	-	(202)	-	(202)
Restructuring and severance costs	-	(14)	(70)	-	(84)
Asset impairments	-	-	(15)	-	(15)
Gain (loss) on operating assets	-	-	6	-	6

Operating income	(239)	1,468	2,911	(8)	4,132
Equity in pretax income (loss) of consolidated subsidiaries	4,030	2,848	1,045	(7,923)	-
Interest expense, net	(615)	(276)	(15)	8	(898)
Other loss, net	9	(4)	27	(81)	(49)

Income before income taxes	3,185	4,036	3,968	(8,004)	3,185
Income tax provision	(1,075)	(1,348)	(1,318)	2,666	(1,075)

Net income	2,110	2,688	2,650	(5,338)	2,110
Less Net loss attributable to noncontrolling interests	3	3	3	(6)	3

Net income attributable to Time Warner Inc. shareholders	$2,113	$2,691	$2,653	$(5,344)	$2,113

Comprehensive income	2,256	2,758	2,724	(5,482)	2,256
Less Comprehensive loss attributable to noncontrolling interest	3	3	3	(6)	3

Comprehensive income attributable to Time Warner Inc. shareholders	$2,259	$2,761	$2,727	$(5,488)	$2,259

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Nine Months Ended September 30, 2012

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

OPERATIONS
Net income	$1,848	$2,515	$2,316	$(4,831)	$1,848
Adjustments for noncash and nonoperating items:
Depreciation and amortization	18	107	533	-	658
Amortization of film and television costs	-	1,736	3,653	(14)	5,375
Asset impairments	-	-	182	-	182
Loss on investments and other assets, net	6	(4)	69	-	71
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(3,805)	(2,423)	(1,087)	7,315	-
Equity in losses of investee companies, net of cash distributions	1	1	52	-	54
Equity-based compensation	38	44	105	-	187
Deferred income taxes	40	(65)	(90)	155	40
Changes in operating assets and liabilities, net of acquisitions	327	(648)	(3,178)	(2,619)	(6,118)
Intercompany	-	1,572	(1,572)	-	-

Cash provided by operations from continuing operations	(1,527)	2,835	983	6	2,297
Cash used by operations from discontinued operations	(8)	-	-	-	(8)

Cash provided by operations	(1,535)	2,835	983	6	2,289

INVESTING ACTIVITIES
Investments in available-for-sale securities	(10)	(11)	(8)	-	(29)
Investments and acquisitions, net of cash acquired	(11)	(25)	(536)	-	(572)
Capital expenditures	(28)	(66)	(332)	-	(426)
Investment proceeds from available-for-sale securities	1	-	-	-	1
Advances to (from) parent and consolidated subsidiaries	2,760	107	-	(2,867)	-
Other investment proceeds	9	44	33	(6)	80

Cash used by investing activities	2,721	49	(843)	(2,873)	(946)

FINANCING ACTIVITIES
Borrowings	994	-	38	-	1,032
Debt repayments	(638)	-	(40)	-	(678)
Proceeds from exercise of stock options	801	-	-	-	801
Excess tax benefit on stock options	58	-	-	-	58
Principal payments on capital leases	-	(8)	(1)	-	(9)
Repurchases of common stock	(1,996)	-	-	-	(1,996)
Dividends paid	(762)	-	-	-	(762)
Other financing activities	61	(12)	(118)	(8)	(77)
Change in due to/from parent and investment in segment	-	(2,726)	(149)	2,875	-

Cash used by financing activities	(1,482)	(2,746)	(270)	2,867	(1,631)

DECREASE IN CASH AND EQUIVALENTS	(296)	138	(130)	-	(288)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,578	164	734	-	3,476

CASH AND EQUIVALENTS AT END OF PERIOD	$2,282	$302	$604	$-	$3,188

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Nine Months Ended September 30, 2011

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

OPERATIONS
Net income	$2,110	$2,688	$2,650	$(5,338)	$2,110
Adjustments for noncash and nonoperating items:
Depreciation and amortization	20	103	566	-	689
Amortization of film and television costs	-	1,673	3,442	5	5,120
Asset impairments	-	-	15	-	15
Loss on investments and other assets, net	(2)	1	5	-	4
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(4,030)	(2,848)	(1,045)	7,923	-
Equity in losses of investee companies, net of cash distributions	(3)	(1)	80	-	76
Equity-based compensation	31	44	110	-	185
Deferred income taxes	106	143	38	(181)	106
Changes in operating assets and liabilities, net of acquisitions	458	(506)	(3,712)	(2,399)	(6,159)
Intercompany	-	1,435	(1,435)	-	-

Cash provided by operations from continuing operations	(1,310)	2,732	714	10	2,146
Cash used by operations from discontinued operations	(1)	-	-	-	(1)

Cash provided by operations	(1,311)	2,732	714	10	2,145

INVESTING ACTIVITIES
Investments in available-for-sale securities	(3)	-	-	-	(3)
Investments and acquisitions, net of cash acquired	(12)	(15)	(299)	-	(326)
Capital expenditures	(60)	(84)	(367)	-	(511)
Investment proceeds from available-for-sale securities	8	-	-	-	8
Advances to (from) parent and consolidated subsidiaries	2,324	(332)	-	(1,992)	-
Other investment proceeds	14	41	11	(18)	48

Cash used by investing activities	2,271	(390)	(655)	(2,010)	(784)

FINANCING ACTIVITIES
Borrowings	1,977	-	52	-	2,029
Debt repayments	-	-	(60)	-	(60)
Proceeds from exercise of stock options	174	-	-	-	174
Excess tax benefit on stock options	19	-	-	-	19
Principal payments on capital leases	-	(8)	(1)	-	(9)
Repurchases of common stock	(3,083)	-	-	-	(3,083)
Dividends paid	(761)	-	-	-	(761)
Other financing activities	11	(9)	(106)	16	(88)
Change in due to/from parent and investment in segment	-	(2,226)	242	1,984	-

Cash used by financing activities	(1,663)	(2,243)	127	2,000	(1,779)

DECREASE IN CASH AND EQUIVALENTS	(703)	99	186	-	(418)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,815	256	592	-	3,663

CASH AND EQUIVALENTS AT END OF PERIOD	$2,112	$355	$778	$-	$3,245

Part II. Other Information

Item 1. Legal Proceedings.

The following information supplements and amends the disclosure set forth in Part I, Item 3. Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) and in Part II, Item 1. Legal Proceedings, in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 (the “March 2012 Form 10-Q”) and June 30, 2012 (the “June 2012 Form 10-Q”).

Reference is made to the lawsuit filed by the Company against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls described on page 32 of the 2011 Form 10-K and page 51 of the June 2012 Form 10-Q. On August 20, 2012, defendants filed a motion for partial summary judgment on DC Comics’ asserted claims relating to the validity of the copyright termination notice served by the Shuster heirs and the scope of the copyright termination notice served by the Shuster heirs, and DC Comics’ asserted claim that the agreements between Mr. Toberoff, certain companies that he controls and the Shuster and Siegel heirs interfered with DC Comics’ rights under the copyright termination provisions. On October 17, 2012, the district court granted DC Comics’ motion for partial summary judgment, holding that, among other things, the Shuster heirs’ termination notice is invalid, and denying defendants’ motion for partial summary judgment.

Reference is made to the lawsuit filed against the Company and several other programming content providers, as well as cable and satellite providers, described on page 33 of the 2011 Form 10-K, page 43 of the March 2012 Form 10-Q and page 51 of the June 2012 Form 10-Q. On August 2, 2012, plaintiffs filed a petition for writ of certiorari to review with the U.S. Supreme Court the judgment of the U.S. Court of Appeals for the Ninth Circuit affirming the district court’s dismissal of the lawsuit. On November 5, 2012, the U.S. Supreme Court denied plaintiffs’ petition for writ of certiorari.

Reference is made to the lawsuit filed by Anderson News L.L.C. and Anderson Services L.L.C. (collectively, “Anderson News”) described on page 33 of the 2011 Form 10-K, page 43 of the March 2012 Form 10-Q and page 51 of the June 2012 Form 10-Q. On October 10, 2012, defendants filed a petition for writ of certiorari to review with the U.S. Supreme Court the judgment of the U.S. Court of Appeals for the Second Circuit vacating the district court’s dismissal of the complaint.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2012 – July 31, 2012	4,821,734	$38.42	4,821,734	$2,909,879,080
August 1, 2012 – August 31, 2012	4,842,991	$41.91	4,842,991	$2,706,923,490
September 1, 2012 – September 30, 2012	8,085,582	$44.71	8,085,582	$2,345,456,332
Total	17,750,307	$42.23	17,750,307	$2,345,456,332

(1)	These amounts do not give effect to any fees, commissions or other costs associated with the share repurchases.
(2)

On February 8, 2012, the Company announced that its Board of Directors had authorized a new $4.0 billion stock repurchase program. Purchases under the stock repurchase program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. In the past, the Company has repurchased shares of its common stock pursuant to trading programs under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, and it may repurchase shares of its common stock under such trading programs in the future.

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

TIME WARNER INC.
(Registrant)

Date: November 7, 2012	/s/ John K. Martin, Jr.
	Name:	John K. Martin, Jr.
	Title:	Chief Financial and Administrative Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012. †

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at September 30, 2012 and December 31, 2011, (ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, (v) Consolidated Statement of Equity for the nine months ended September 30, 2012 and 2011, (vi) Notes to Consolidated Financial Statements and (vii) Supplementary Information – Condensed Consolidating Financial Statements.

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