Form 10-K
period 2012-12-31
TIME WARNER INC.
filed 2013-02-22
CIK 1105705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑         No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑         No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No   ☑

As of the close of business on February 15, 2013, there were 934,790,459 shares of the registrant’s Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 29, 2012) was approximately $35.96 billion.

Documents Incorporated by Reference:

Description of document	Part of the Form 10-K
Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2013 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Items 10 and 12 are not incorporated by reference and are provided herein)

PART I	1
Item 1. Business.	1
Item 1A. Risk Factors.	23
Item 1B. Unresolved Staff Comments.	32
Item 2. Properties.	33
Item 3. Legal Proceedings.	35
Item 4. Mine Safety Disclosure.	37
PART II	39
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	39
Item 6. Selected Financial Data.	40
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	40
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.	40
Item 8. Financial Statements and Supplementary Data.	40
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	40
Item 9A. Controls and Procedures.	40
Item 9B. Other Information.	41
PART III	41
Items 10, 11, 12, 13 and 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accounting Fees and Services.	41
PART IV	41
Item 15. Exhibits and Financial Statement Schedules.	41

PART I

Item 1.    Business.

Time Warner Inc. (the “Company” or “Time Warner”), a Delaware corporation, is a leading media and entertainment company. The Company classifies its businesses into the following three reporting segments:

•	Networks, consisting principally of cable television networks, premium pay and basic tier television services and digital media properties;

•

Film and TV Entertainment, consisting principally of feature film, television, home video and videogame production and distribution (effective for the first quarter of 2012, the Company changed the name of the Filmed Entertainment reportable segment to Film and TV Entertainment. This change did not affect the composition of the segment); and

•	Publishing, consisting principally of magazine publishing and related websites as well as book publishing and marketing businesses.

At December 31, 2012, the Company had a total of approximately 34,000 employees.

For convenience, the terms the “Company,” “Time Warner” and the “Registrant” are used in this report to refer to both the parent company alone and collectively to the parent company and the subsidiaries through which its various businesses are conducted, unless the context requires otherwise.

Caution Concerning Forward-Looking Statements and Risk Factors

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and beliefs. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise. Time Warner’s actual results may vary materially from those expressed or implied by the statements herein due to changes in economic, business, competitive, technological, strategic and/or regulatory factors and other factors affecting the operation of Time Warner’s businesses. For more detailed information about these factors and risk factors with respect to the Company’s operations, see Item 1A, “Risk Factors,” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Caution Concerning Forward-Looking Statements.”

Available Information and Website

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Company’s website at www.timewarner.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The Company is providing the address to its website solely for the information of investors. The Company does not intend the address to be an active link or to incorporate any information included on or accessible through the website into this report.

NETWORKS

The Company’s Networks businesses consist principally of domestic and international cable networks, premium pay and basic tier television services and digital media properties, which primarily consist of brand-aligned websites. The networks owned by Turner Broadcasting System, Inc. (“Turner”), which are described below, are collectively referred to as the “Turner Networks.” Premium pay television services consist of the multi-channel HBO and Cinemax premium pay television services (collectively, the “Home Box Office Services”) operated by Home Box Office, Inc. (“Home Box Office”).

Turner, a wholly-owned subsidiary of the Company, generates revenues principally from providing programming to cable system operators, satellite service distributors, telephone companies and other distributors (known as affiliates) that have contracted to receive and distribute this programming to subscribers and from the sale of advertising. Turner’s agreements with its affiliates are typically long-term arrangements that provide for annual service fee increases and have fee arrangements that are generally related to the number of subscribers served by the affiliate and the package of programming provided to the affiliate by each network. Expirations of affiliate agreements are staggered.

Turner’s advertising revenues consist of consumer advertising, which is sold primarily on a national basis in the U.S. and on a pan-regional or local-language feed basis outside the U.S. Advertising contracts generally have terms of one year or less. Advertising revenues are generated from a wide variety of advertising categories, including automotive, food and beverage, movie studios, restaurants, insurance, financial and business services, telecommunications, pharmaceutical, apparel and computer hardware and software. In the U.S., advertising revenues from the Turner Networks are a function of the size and demographics of the audience delivered; the “CPM,” which is the cost per thousand viewers delivered; and the number of units of time sold. Units sold and CPMs are influenced by the quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular programming, overall advertiser demand in the marketplace and general economic conditions. Turner sells a certain amount of its advertising inventory in the upfront market in advance each year and other inventory in the scatter market closer to the time a program airs. The volume of scatter advertising sold depends on market conditions and on the availability of advertising units. In turn, advertising unit availability depends on Turner’s upfront obligations, Turner’s ratings performance and the overall portion of its advertising inventory used to promote programs airing on the Turner Networks. Turner’s ratings performance can require Turner to use additional units to make good on contracted audience ratings if they were not satisfied on the initial airing of the programming. Outside the U.S., advertising is generally sold at a fixed rate for the unit of time sold, determined by the time of day and network. Turner’s websites, including CNN.com and cartoonnetwork.com, and the websites that Turner manages and/or operates for third parties, including NBA.com and related digital properties and NCAA.com, generate revenues principally from the sale of advertising and sponsorships.

Home Box Office, a wholly-owned subsidiary of the Company, generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to their customers who choose to subscribe to the Home Box Office Services (“Subscribers”). Home Box Office’s agreements with affiliates are typically long-term arrangements that provide for annual service fee increases and retail promotion activities and have fees that are generally based on the number of Subscribers served by the affiliates. Home Box Office and its affiliates engage in marketing and promotional activities to retain existing Subscribers and acquire new Subscribers. Home Box Office also derives revenues from the sale of its original programming via DVDs, Blu-ray Discs and electronic sell-through (“EST”), and the licensing of its original programming primarily to international television networks.

The Company’s Networks businesses have been pursuing international expansion in select areas, and the Company anticipates that international expansion will continue to be an area of focus at the Networks businesses for the foreseeable future.

Turner

Key contributors to Turner’s success are its strong brands and its continued investments in high-quality popular programming focused on sports, original and syndicated series, news, motion pictures and animation to drive audience delivery and revenue growth.

Domestic Networks and Related Digital Properties

Turner’s networks in the U.S. consist of entertainment and news networks. Turner’s entertainment networks include TBS, TNT, Cartoon Network, truTV, Turner Classic Movies and Boomerang. Programming for these entertainment networks is derived, in part, from the feature film, made-for-television and animation libraries to which Turner or other divisions of the Company own the copyrights, and also includes sports programming and other licensed programming, including syndicated television series and motion pictures. Turner’s news networks consist of CNN and HLN. The domestic television household numbers (“U.S. television households”) provided below are as reported by Nielsen Media Research as of December 2012, and Internet user data is according to comScore Media Metrix.

In 2012, Turner continued to expand its online and mobile offerings for on demand viewing of programs from its networks and live streaming from CNN, HLN and Cartoon Network. These offerings are made available to customers of affiliates who have chosen to subscribe to packages that include the applicable Turner network and who must authenticate their subscription in order to view the programming online or through a mobile application. Authenticated on demand viewing of programs from TNT, TBS, Cartoon Network, Adult Swim and truTV and live simulcast streaming from CNN and HLN was available to over 80 million U.S. households as of December 31, 2012.

Turner’s digital properties include brand-aligned websites as well as websites that Turner manages and/or operates for third parties. Turner’s digital properties collectively averaged approximately 84 million average monthly domestic unique visitors during the quarter ended December 31, 2012. Turner is focused on using the interactive features of its digital properties to broaden and deepen its relationships with its audiences.

TBS

TBS reached approximately 99.7 million U.S. television households as of December 2012. TBS is television’s “very funny” network that shows contemporary comedies, as well as a growing roster of original series, sports and acquired television series and motion pictures. For the 2012-2013 season, TBS’ returning original series include Are We There Yet?, Men at Work and Sullivan & Son, and its new original series include King of the Nerds and Wedding Band. Syndicated series for the 2012-2013 season include The Big Bang Theory, Family Guy and The Office. TBS is also airing new episodes of Cougar Town for the 2012-2013 season and episodes from prior seasons through syndication. TBS is also the home of the late night talk show Conan. In October 2012, Turner entered into an agreement to extend its relationship with Major League Baseball (“MLB”) through 2021, providing Turner with television rights and expanded digital rights to both postseason and regular season games. The new agreement with MLB includes digital rights to such MLB games across a wide variety of platforms, including mobile, Internet, tablets and other connected devices. TBS also has the right to produce and telecast certain NCAA Division I Men’s Basketball tournament games (the “NCAA Tournament Games”) through 2024.

Related digital properties include TBS.com and TeamCoco.com, which promote TBS’s programming and brands and provide entertainment content, including video clips, original video content, games, community forums, social networking features, episode guides and, for authenticated subscribers, full episodes of programs airing on TBS. TBS.com also features the TBS Shop, which offers DVDs, Blu-ray Discs, collectibles and other items for sale to consumers.

TNT

TNT reached approximately 98.7 million U.S. television households as of December 2012. TNT focuses on drama and is home to syndicated series such as Bones, Castle, Las Vegas, Law & Order, The Mentalist and Supernatural, as well as network premiere motion pictures. For the 2012-2013 season, TNT’s returning original series include Falling Skies, Franklin & Bash, Leverage, Rizzoli & Isles and Southland, and its new original series include Major Crimes, Monday Mornings, Perception and Dallas. TNT also has the right to produce and telecast a certain number of National Basketball Association (“NBA”) regular season and playoff games through the 2015-2016 season, certain NASCAR Sprint Cup Series races through 2014, certain Professional Golfers’ Association (“PGA”) events through 2019 and certain NCAA Tournament Games through 2024.

Tntdrama.com promotes TNT’s programming and brands and provides entertainment and sports content, including video clips, original video content, games, community forums, social networking features, episode guides and, for authenticated subscribers, full episodes of programs airing on TNT. The site also features the TNT Shop, which offers DVDs, Blu-ray Discs, collectibles and other items for sale to consumers. Turner also operates various applications that are extensions of some of the brands and programming on TNT.

Turner Sports

Turner Sports produces award-winning sports programming and content for the Turner Networks and related digital properties. Turner Sports’ television line-up includes NBA and MLB games, the NCAA Tournament Games, NASCAR races and professional golf tournaments. Turner operates PGA.com and related digital properties of the PGA under agreements with the PGA. Turner and the NBA jointly manage a portfolio of the NBA’s digital businesses, including NBA TV, NBA.com, NBA LEAGUE PASS, NBA Mobile and the NBA GameTime app. In 2012, Turner acquired Bleacher Report, a leading online and mobile sports property.

The NCAA Tournament Games are being telecast on Turner’s TBS, TNT and truTV networks and on the CBS network through 2024 under an agreement among Turner, CBS Broadcasting, Inc. (“CBS”) and The National Collegiate Athletic Association (the “NCAA”). Turner and CBS work together to produce and distribute the NCAA Tournament Games and related programming. They sell advertising on a joint basis and share advertising and sponsorship revenues, the programming rights fee and production costs, subject to annual caps on CBS’ share of any resulting losses. Turner also manages and operates the NCAA’s digital portfolio, including NCAA.com and NCAA March Madness Live, which provides live and on demand streaming video and other related features across broadband and mobile devices.

Cartoon Network and Adult Swim

Cartoon Network (together with Adult Swim, its evening and overnight block of programming aimed at young adults) reached approximately 98.8 million U.S. television households as of December 2012. Celebrating its 20th anniversary in 2012, Cartoon Network offers original and syndicated animated and live-action series and motion pictures for youth and families. For the 2012-2013 season, Cartoon Network’s original animated series include Adventure Time with Finn and Jake, The Amazing World of Gumball, Ben 10: Omniverse, Dragons: Riders of Berk, The Looney Tunes Show, Regular Show and Scooby-Doo! Mystery Incorporated, and its original live-action series include Incredible Crew and Level Up. Adult Swim offers original and syndicated animated and live-action comedy programming for young adults. For the 2012-2013 season, Adult Swim’s original series include Black Dynamite, Childrens Hospital, Delocated, Loiter Squad, Newsreaders, NTSF:SD:SUV::, Robot Chicken, Super Jail and Squidbillies.

Cartoonnetwork.com and adultswim.com promote the Cartoon Network and Adult Swim programming and brands and provide entertainment content, including video clips, original video content, games, community forums, episode guides and, for authenticated subscribers, full episodes of programs airing on the networks. Cartoonnetwork.com also features the Cartoon Network Shop, which offers DVDs, Blu-ray Discs, collectibles and other items for sale to consumers. Live streaming of Cartoon Network programming is also available to authenticated subscribers online and via mobile devices.

truTV

truTV reached approximately 92.2 million U.S. television households as of December 2012. truTV tells real-life stories from a first-person perspective. During the daytime, truTV features expert trial coverage under the name In Session. For the 2012-2013 season, truTV’s returning original series include Black Gold, Conspiracy Theory with Jesse Ventura, Full Throttle Saloon, Hardcore Pawn, Impractical Jokers, Lizard Lick Towing, Operation Repo, South Beach Tow, Storage Hunters, Vegas Strip and World’s Dumbest, and its new original series include Caught Red-Handed, Container Wars, Guinness World Records Gone Wild, Killer Karaoke and Swamp Hunters. truTV is also producing and telecasting certain NCAA Tournament Games through 2024. truTV.com promotes truTV’s programming and brands and provides entertainment content, including video clips, original video content, games, community forums, social networking features, episode guides and, for authenticated subscribers, full episodes of programs airing on truTV.

Turner Classic Movies

Turner Classic Movies is a commercial-free network that presents classic films from some of the largest film libraries in the world. Turner Classic Movies also offers interviews, original documentaries and regular programming events that include “The Essentials,” “31 Days of Oscar” and “Summer Under the Stars.” Turner

Classic Movies also stages special events and screenings, such as the TCM Classic Cruise (a themed cruise) and the TCM Classic Film Festival in Hollywood, California. TCM.com promotes Turner Classic Movies’ programming and brand and provides entertainment content, including film clips, games, the TCM Movie Database featuring rare studio production and publicity material, community forums, social networking features and schedule guides. The site also features the TCM Shop, which offers DVDs, Blu-ray Discs, collectibles and other items for sale to consumers.

Boomerang

Boomerang is a commercial-free network that offers classic animated entertainment such as The Flintstones, The Jetsons, Pink Panther, Tom and Jerry and Yogi Bear.

CNN

CNN, the original cable television news service, reached approximately 98.9 million U.S. television households as of December 2012. As of December 31, 2012, CNN managed 47 news bureaus and editorial operations, of which 14 are located in the U.S. For the 2012-2013 season, CNN’s programs include Anderson Cooper 360o, Erin Burnett OutFront, Piers Morgan Tonight, The Situation Room with Wolf Blitzer and Starting Point with Soledad O’Brien. In 2012, CNN won two Emmy Awards for outstanding news discussion and analysis and outstanding live coverage of a current news story – long form; three George Foster Peabody Awards, including for CNN’s reporting of the Arab Spring; and three EPPY Awards from Editor & Publisher and Mediaweek.

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

HLN

HLN, the “news and views” network, reached approximately 98.7 million U.S. television households as of December 2012. For the 2012-2013 season, HLN’s programs include Dr. Drew, Jane Velez-Mitchell, Morning Express with Robin Meade, Making It in America, Nancy Grace and Showbiz Tonight. HLNtv.com promotes HLN’s programming and brands and provides news and related content, including articles and video clips, community forums, social networking features, episode guides and, for authenticated subscribers, full episodes of programs airing on the network. Live streaming from the network is also available to authenticated subscribers online and via mobile devices.

International Networks

Turner provides entertainment and news programming to cable system operators, satellite distribution services, telephone companies, Internet Protocol Television (IPTV) system operators, mobile device operators, broadcasters and other distributors for delivery to households, hotels and other viewers in various countries around the world. As of December 31, 2012, Turner distributed its global entertainment and news brands (TNT, Cartoon Network, TBS very funny, Turner Classic Movies, Boomerang, truTV, CNN International, CNN en Español, CNN and HLN) and its regional entertainment brands in over 200 countries around the world. Turner has been pursuing international expansion in select areas and in recent years has expanded its presence in Southeast Asia, the Baltics, Germany, Japan, Korea, Latin America and Scandinavia.

In Latin America, Turner’s regional entertainment brands include Space, Infinito, I.Sat, Glitz*, HTV, MuchMusic and Tooncast. These brands air motion pictures and series, documentaries, fashion and lifestyle content, music videos and kids programming. Chilevisión, a leading free-to-air television broadcaster in Chile that is owned and operated by Turner, airs local news and entertainment. In addition, Turner provides the advertising sales and network operations services for the WB Channel in Latin America.

In Europe, Turner’s regional entertainment brands include Cartoonito (a preschool network), as well as Star! (a Hollywood/celebrity/fashion network), Silver (an independent films network), Showtime (an action films network) and Glitz* (a lifestyle network). In addition, Turner distributes Boing (a kids entertainment network) in Italy, France and Spain on digital terrestrial television.

In India and certain other South Asian territories, Turner owns and operates POGO, Cartoonito and Toonami, which are entertainment networks for children. Turner also distributes and sells advertising for HBO in India. In Japan, Turner owns and operates MONDO TV, an entertainment network geared toward men, and TABI CHANNEL, an entertainment network focused on travel. Turner also distributes WB, an English language entertainment network in India that features movies and television programming that is primarily licensed from Warner Bros. Entertainment Inc. (“Warner Bros.”). In Korea, Turner operates through a joint venture Cartoon Network Korea and QTV, a documentary network.

CNN International, an English language news network, was distributed in more than 200 countries and territories as of December 31, 2012. CNN International has network feeds in five regions: Europe/Middle East/Africa, Asia Pacific, South Asia, Latin America and North America. CNN en Español, a separate Spanish language news network, is distributed in Latin America and the U.S. HLN is distributed in Canada, the Caribbean, parts of Latin America and the Asia Pacific region.

In a number of regions, Turner has launched local-language versions of CNN through joint ventures or contractual arrangements with local partners. These include CNN Turk, a Turkish language 24-hour news network available in Turkey; CNN Chile, a Spanish language 24-hour news network distributed in Chile; and CNNj, an English-with-Japanese-translation news service in Japan. In addition, CNN content is distributed through CNN-IBN, a co-branded, 24-hour, English language general news and current affairs network in India.

Home Box Office

HBO, operated by Home Box Office, is the most widely distributed domestic multi-channel premium pay television service. At December 31, 2012, Home Box Office had approximately 114 million worldwide subscribers, which consisted of approximately 41 million domestic premium pay subscribers and approximately 73 million international premium pay and basic tier television service subscribers through a wholly-owned subsidiary and unconsolidated international joint ventures. Both HBO and Cinemax are made available in high definition on a number of multiplex channels. Home Box Office also distributes HBO On Demand and Cinemax On Demand as well as the authenticated HBO GO and MAX GO streaming services, products that enable Subscribers to view programs at the time they choose. The domestic HBO GO and MAX GO streaming services are distributed on various online and mobile platforms, and an authenticated HBO GO streaming service is available to international premium pay television subscribers of HBO in a number of countries.

Domestically, a major portion of the programming on HBO and Cinemax consists of recently released, uncut and uncensored feature films. Home Box Office enters into licensing agreements of varying duration with major film studios and independent producers and distributors in order to ensure continued access to such feature films. Expirations of these agreements are staggered, and Home Box Office’s rights to some of the films licensed under these agreements may extend as far as into the next decade. These agreements typically grant to Home Box Office the exclusive right to exhibit and distribute recently released and certain older feature films owned by the particular studio, producer or distributor on a subscription basis (including via broadband) in exchange for negotiated fees, which may be a function of, among other things, the box office performances of the films.

HBO is also defined by its award-winning original dramatic and comedy series, such as Game of Thrones, True Blood, Boardwalk Empire, The Newsroom, Girls and VEEP, as well as motion pictures, mini-series, boxing matches and sports programs, comedy specials, family programming and documentaries. In 2011, Cinemax launched its first original primetime series, Strike Back, and has subsequently launched the original primetime series, Hunted and Banshee. HBO won five Golden Globe Awards in 2013 and 23 Primetime Emmy Awards, three George Foster Peabody Awards, three Sports Emmy Awards, two News and Documentary Emmy Awards and one Academy Award in 2012.

Home Box Office also generates revenues from the exploitation of its original programming through multiple distribution outlets. HBO Home Entertainment markets a variety of HBO’s original programming on DVD and Blu-ray Discs. Home Box Office licenses its original programming to television networks in over 150 countries. In addition, Home Box Office content is distributed by means of EST in the U.S. and various international regions by Apple, Amazon, Microsoft, Sony, Walmart’s Vudu subsidiary, Best Buy and Barnes & Noble through their digital platforms. The Home Box Office-produced show Everybody Loves Raymond, which aired for nine seasons on broadcast television, is currently on basic cable and in syndication.

HBO- and Cinemax-branded premium pay and basic tier television services are distributed in more than 60 countries in Latin America, Asia and Europe. In many of these countries, Home Box Office operates through joint ventures and, in recent years, Home Box Office has acquired additional equity interests in these joint ventures. Home Box Office also continues to expand the distribution of its programming through new international joint ventures. Home Box Office launched HBO Nordic, a new multi-platform premium programming service (which consists of a premium pay television service and a direct-to-consumer streaming service), in Denmark, Finland, Norway and Sweden during the fourth quarter of 2012. During the first quarter of 2012, Home Box Office also launched a premium pay television service in the Netherlands.

The CW

The CW broadcast network (“The CW”) is a 50-50 joint venture between Warner Bros. and CBS Corporation. The CW’s 2012-2013 schedule includes, among other things, a 5-night, 10-hour primetime lineup and approximately 260 hours of original programming with advertising-supported programming such as 90210, America’s Next Top Model, Arrow, Beauty and the Beast, The Carrie Diaries, Cult, Gossip Girl, Hart of Dixie, Nikita, Supernatural and The Vampire Diaries, as well as a five-hour block of advertising-supported, animated children’s programming on Saturday mornings. As of December 31, 2012, The CW was carried nationally by affiliated television stations covering 95% of U.S. television households, including 15 stations owned by Sinclair Broadcast Group, 13 stations owned by Tribune Broadcasting and 8 stations owned by CBS Corporation.

The CW is also expanding its digital distribution capabilities in an effort to grow its audience. For example, CWtv.com promotes The CW’s programming and provides video clips, episode guides, photos, music, social networking features and station lists, as well as full episodes with advertising. In addition, in 2012, The CW launched an app for iOS, tablet and Android mobile devices that allows users to view recently aired, in-season episodes of The CW shows on demand in a branded environment.

In 2011, Warner Bros. and CBS Corporation entered into an agreement with Netflix, Inc. that allows U.S. members of Netflix to stream previous seasons of the scripted series that aired on The CW beginning in fall 2011, as well as previous seasons of new scripted series produced by Warner Bros. or CBS Corporation that premiere on The CW through the 2014-2015 season. These rights extend for a period of four years after the end of each series’ broadcast run on The CW. Also in 2011, The CW entered into a five-year agreement with Hulu granting Hulu the right to stream in-season episodes of The CW’s programming on the Hulu Plus subscription service beginning the day after a program’s initial broadcast air date and the free, advertising-supported Hulu website beginning 8 days after a program’s initial broadcast air date.

Central Media Enterprises Ltd.

As of December 31, 2012, the Company holds an approximate 49.9% economic interest in Central Media Enterprises Ltd., a publicly-traded broadcasting company that operates leading networks in six Central and Eastern European countries.

Competition

The Networks businesses compete with other widely-distributed cable networks and the broadcast networks for distribution and marketing by affiliates. The Turner Networks and websites compete for advertising with other networks as well as media such as the Internet, print, radio and outdoor display. The Networks businesses also compete for viewers’ attention and audience share with all other forms of programming provided to viewers, including other television networks and premium pay television services, local over-the-air television stations, motion pictures, home video products and services (including subscription rental and Internet streaming services and rental kiosks), pay-per-view and VOD services, online activities (including Internet streaming and downloading), and other forms of news, information and entertainment. In addition, competition for programming, particularly licensed and sports programming, is intense, and the Networks businesses face competition for programming from television networks, premium pay television services, local television stations and subscription video on demand (“SVOD”) services. The production divisions in the Networks businesses compete with other production companies for the services of producers, directors, writers, actors and others and for the acquisition of literary properties.

FILM AND TV ENTERTAINMENT

The Company’s Film and TV Entertainment businesses produce and distribute feature films, television, videogames and other programming; distribute home video product; and license rights to the Company’s feature films, television programming and characters. All of these businesses are principally conducted by various subsidiaries and affiliates of Warner Bros., a wholly-owned subsidiary of the Company.

The Film and TV Entertainment segment’s theatrical product revenues are generated principally from the theatrical exhibition of feature films. In addition to the traditional 2D format, some of Warner Bros.’ theatrical releases are available in 3D and/or formatted for viewing on IMAX screens or high frame rate (“HFR”), tickets for which are generally sold at premium prices. The segment also generates theatrical product revenues from licensing fees received from the distribution of feature films on television networks and pay television programming services. The theatrical success of a feature film is a significant factor in determining the revenues it is likely to generate from the subsequent licensing of such film to television networks and programming services. The segment’s television product revenues are generated principally from the licensing of programs to domestic and international television networks, television station groups and pay television programming services.

The segment also generates revenues for both its theatrical and television product through home video distribution on DVD, Blu-ray Discs and various digital formats (e.g., EST and VOD). In recent years, home video revenues have declined as a result of several factors, including consumers shifting to subscription rental services and discount rental kiosks; the general economic downturn in the U.S. and in many regions around the world; increasing competition for consumer discretionary time and spending; piracy; and the maturation of the standard definition DVD format. In response to these declines, Warner Bros. is working to make digital ownership more compelling for consumers through support of initiatives such as UltraViolet, the home entertainment industry standard that allows consumers who have purchased film and television content to create a permanent record of their purchases, stored in the cloud. Consumers can then download or stream that content to devices supported by participating UltraViolet retailers. The segment also generates revenues for both its theatrical and television product through licenses of motion pictures and television programming to subscription and transactional on-demand services, including iTunes, Comcast’s Stream Pix service, Amazon, Hulu, Netflix and others. In addition, the segment generates revenues from the development and distribution of videogames in traditional console and digital formats.

The segment also generates licensee fees and royalties from the license to manufacturers, publishers, retailers, theme park operators and other licensees of the names, likenesses, images, logos and other representations of characters and copyrighted material from motion pictures and television series produced or distributed by Warner Bros. Licensing revenues are typically derived from royalties based on the licensee’s revenues.

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

Warner Bros.’ feature film strategy focuses on offering a diverse slate of feature films with a mix of genres, talent and budgets that includes several “event” films each year and building and leveraging franchises, such as Batman, The Hangover, Harry Potter, The Lord of the Rings, Sherlock Holmes and Superman. During 2012, Warner Bros. released 17 original feature films for theatrical exhibition in the U.S., including The Dark Knight Rises, The Hobbit: An Unexpected Journey, Magic Mike, Journey 2: The Mysterious Island and Argo. Of the films released during 2012, four were released in 3D format, including The Hobbit: An Unexpected Journey and Journey 2: The Mysterious Island, and eight of the films released during 2012 were formatted for viewing on IMAX screens, including The Dark Knight Rises, Dark Shadows and The Hobbit: An Unexpected Journey. In addition, The Hobbit: An Unexpected Journey was released in HFR for viewing on a limited number of screens. Warner Bros. released Gangster Squad in January 2013, Bullet to the Head and Beautiful Creatures in February 2013 and plans to release 18 additional films in the U.S. throughout the year, including Gravity, The Great Gatsby, The Hangover Part III, The Hobbit: The Desolation of Smaug and Man of Steel. Of the original feature films expected to be released during 2013, Warner Bros. expects to release eight in 3D format, including Gravity, The Great Gatsby, The Hobbit: The Desolation of Smaug and Man of Steel, and seven formatted for viewing on IMAX screens, including Gravity, The Hobbit: The Desolation of Smaug and Man of Steel. In addition, The Hobbit: The Desolation of Smaug is expected to be released in HFR for viewing on a limited number of screens. Feature films released in 3D, HFR or formatted for IMAX viewing are generally sold at premium pricing. Release dates for Warner Bros.’ feature films are determined by a number of factors, including competition and the timing of vacation and holiday periods. Feature films released theatrically in the U.S. generally are released in international territories either day-and-date with the domestic release or according to a staggered release schedule.

Warner Bros. incurs significant production, marketing, advertising and distribution costs in connection with the theatrical release of a feature film. As a result, Warner Bros. typically incurs losses with respect to a particular film prior to and during a feature film’s theatrical exhibition, and a particular film may not produce a profit until well after the feature film’s theatrical release. In response to the high cost of producing feature films, Warner Bros. has entered into film co-financing arrangements for certain feature films with other companies, decreasing its financial risk while in most cases retaining substantially all worldwide distribution rights. Of Warner Bros.’ total 2012 releases, eight were wholly financed by Warner Bros. and nine were financed with or by others. Warner Bros. has co-financing arrangements with Village Roadshow Pictures through 2017 and Legendary Pictures, LLC through 2013. In addition, Warner Bros. has an exclusive distribution arrangement with Alcon Entertainment for distribution of all of Alcon’s feature films in the U.S. and certain international territories.

Warner Bros. distributes feature films for theatrical exhibition in more than 125 international territories. In 2012, Warner Bros. released internationally 18 English-language films and 23 local-language films that it either produced or acquired.

After their theatrical exhibition, Warner Bros. licenses its newly produced feature films, as well as films from its library, both domestically and internationally for distribution in various windows on broadcast and cable networks and premium pay television services, and also distributes its films on DVD and Blu-ray Discs and through digital retail services for ownership and rental. Newly produced feature films are released in the home entertainment window approximately four to six months following their release to theatrical exhibition, with the release date being influenced by seasonality, competitive conditions, film attributes and expected performance. In the U.S. and most major international markets, Warner Bros. has generally released all films simultaneously for sale on DVD, Blu-ray Disc (including, for new release titles, an UltraViolet digital copy), and via VOD and EST (e.g., download to own); however, in 2012, Warner Bros. began releasing some of its films in EST approximately two weeks in advance of their release on DVD, Blu-ray Discs and VOD. Warner Bros. generally releases newly produced films to brick and mortar retailers and by-mail and kiosk rental services 28 days following their release to other home entertainment channels. Following the release of newly produced films in the home entertainment window, Warner Bros. licenses its newly produced films, as well as films from its library, for distribution in various windows to broadcast and cable networks and premium pay television services both domestically and internationally, including the Company’s networks and premium pay and basic tier television services and, in most cases, other exhibitors such as airlines and hotels. Warner Bros. also selectively licenses feature films for exhibition online in the U.S. and internationally to SVOD services such as Amazon, Netflix, Hulu and LOVEFiLM.

Warner Bros. has an extensive film library consisting of rights to over 6,000 feature films previously released by Warner Bros. and other studios.

Television

Warner Bros. Television Group (“WBTVG”) continues to be a leader in the television production and distribution business in the U.S. and internationally. WBTVG’s production and development slate in the U.S. includes scripted television series, reality-based entertainment shows, first-run syndication series and animation programs. WBTVG licenses its television programming for initial exhibition on traditional broadcast and cable networks, including the Company’s networks. In most cases, these initial licenses to broadcast and cable networks also permit the networks to distribute WBTVG shows on various network-branded on-demand platforms during the current season. Subsequent to initial broadcast exhibition, WBTVG distributes its television series across numerous secondary windows, including through traditional off-network syndication and to SVOD services. Television series developed in the U.S. are also licensed to networks in international territories. Similar to the arrangements in the U.S., these initial licenses allow for both traditional network exhibition and various on-demand rights. In certain territories, WBTVG also licenses its U.S. content to SVOD services for on-demand exhibition.

WBTVG’s business relies on its production, development and distribution expertise and scale. Its programming is primarily produced and developed by Warner Bros. Television (“WBTV”), a division of WB Studio Enterprises Inc. WBTV produces scripted comedy and dramatic television series for initial primetime exhibition on broadcast and cable networks. For the 2012-2013 season, WBTV programs airing on The CW include returning series Gossip Girl, Hart Of Dixie, Nikita, Supernatural and The Vampire Diaries, and new series Arrow, The Carrie Diaries and Cult. For the 2012-2013 season, WBTV is producing returning series 2 Broke Girls, The Big Bang Theory, Fringe, The Mentalist, The Middle, Mike & Molly, Person of Interest, Suburgatory and Two and a Half Men for third party broadcast networks as well as new series, which include The Following and Revolution. WBTV also produces original series for cable networks, including Major Crimes and Southland for TNT.

Warner Horizon Television Inc. (“Warner Horizon”) specializes in non-scripted programming for broadcast and cable networks as well as scripted original programming for cable networks. For the 2012-2013 season, Warner Horizon is producing non-scripted series, including The Bachelor and The Voice airing on third party broadcast networks, and made-for-cable scripted original series, including Longmire, The Lying Game and Pretty Little Liars airing on third party networks, Sullivan & Son airing on TBS and Dallas and Rizzoli & Isles airing on TNT.

Telepictures Productions Inc. (“Telepictures”) specializes in reality-based and talk/variety series for the syndication and daytime markets. For the 2012-2013 season, Telepictures is producing first-run syndication franchises such as The Ellen DeGeneres Show, Extra and TMZ. Telepictures also tested TMZ Live on seven FOX stations in 2012, resulting in the sale of TMZ Live in 17 FOX markets for the 2013-2014 season. In addition, after a six-week test on six FOX stations in 2012, Bethenny will be carried by stations covering over 97% of the U.S. market for the 2013-2014 season.

Warner Bros. Animation Inc. (“WBAI”) creates, develops and produces contemporary animated television programming and original made-for-DVD releases, including Beware the Batman, The Looney Tunes Show, Mad, Teen Titans Go!, and The Tom & Jerry Show, all of which are airing on Cartoon Network in the 2012-2013 season. WBAI also oversees the creative use of, and production of animated programming based on, classic animated characters from Warner Bros., including Looney Tunes, and from the Hanna-Barbera and DC Comics libraries.

In 2012, WBTVG acquired Alloy Entertainment, a leading producer of content, primarily books, aimed at teen girls and young women. For the 2012-2013 season, WBTVG is producing and distributing four series based on Alloy Entertainment’s properties, including Gossip Girl, Pretty Little Liars and The Vampire Diaries. WBTVG plans to leverage Alloy’s literary creativity to continue to develop new book franchises and exploit Alloy’s library of book titles to develop franchises that can be extended across Warner Bros.’ businesses.

Subsequent to primary broadcast and cable network exhibition in the U.S., WBTVG licenses its programming to numerous secondary off-network windows, including traditional syndication and SVOD services. For example, during 2012, WBTVG licensed the cable and local station off-network rights to The Middle, which will become available on ABC Family in the fall of 2013 and on Hallmark in the spring of 2014, and Mike & Molly, which will become available on FX in the fall of 2014. WBTVG has also created new licensing models with television networks that allow WBTVG to accelerate the timing of off-network windows for SVOD and traditional syndication after the initial exhibition of series on network television. For example, in December 2012, WBTVG entered into a licensing agreement with Netflix for the exclusive subscription streaming rights to five new programs produced by WBTVG for broadcast and cable networks for the 2012-2013 season (666 Park Avenue, The Following, Longmire, Political Animals and Revolution), as well as potential future programs. Each season of each series will become available on the Netflix SVOD service following its initial broadcast or cable network window. As part of the transaction, Netflix also acquired the exclusive subscription streaming rights to all seasons of Chuck and the non-exclusive subscription streaming rights to all seasons of Fringe and The West Wing. Under the agreement, WBTVG has the right to sell the programs into traditional syndication windows as well as via EST services.

WBTVG also licenses its U.S. original television series for exhibition in international territories, primarily through long-term agreements with television networks, premium pay and basic tier television services and SVOD services. During 2012, Warner Bros. International Television Distribution Inc. entered into significant licensing agreements in a number of international territories, including Canada, Eastern Europe, France, Germany, Ireland, Latin America, Russia, Scandinavia and the U.K. Several of these licensing agreements were entered into with international SVOD services, including deals with Netflix in Canada, Ireland, Latin America, Scandinavia and the U.K. Warner Bros. International Television Production also continues to capitalize on growing demand for locally produced television programming in international territories by opportunistically expanding local production capabilities in key territories.

WBTVG also manages various online destinations, including TMZ.com (one of the leading entertainment news brands in the U.S. across online, TV and mobile platforms) and various websites for many of its syndicated television properties, including The Ellen DeGeneres Show and Extra.

Home Entertainment – DVDs and Blu-ray Discs

Warner Home Video (“WHV”), a division of Warner Bros. Home Entertainment Inc. (“WBHE”), distributes DVDs and Blu-ray Discs containing filmed entertainment product and television programming produced or otherwise acquired by the Company’s various content-producing subsidiaries and divisions, including Warner Bros. Pictures, Warner Bros. Television, New Line Cinema, Home Box Office and Turner. Significant WHV releases of filmed entertainment product during 2012 included The Dark Knight Rises, Dark Shadows, Journey 2: The Mysterious Island, Sherlock Holmes: A Game of Shadows and Wrath of the Titans. The DVDs and Blu-ray Discs for new titles in the U.S. include an UltraViolet digital copy. WHV also distributes DVDs and Blu-ray Discs containing films and television programs from Warner Bros.’ extensive library. In addition, WHV distributes third party content on DVDs and Blu-ray Discs for the BBC and Sesame Street in the U.S. and has similar distribution relationships with content producers outside the U.S.

In 2012, Warner Bros. entered into a three-year agreement with Paramount Home Media Distribution pursuant to which Warner Bros. was granted exclusive rights commencing on January 1, 2013 to distribute DVDs and Blu-ray Discs (including UltraViolet digital copies) for more than 600 catalog titles from the Paramount film library in the U.S. and Canada. Paramount retains the right to distribute these titles in SVOD, VOD and EST.

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

Home Entertainment — Digital Media

Warner Bros. Digital Distribution (“WBDD”), a division of WBHE, enters into domestic and international licensing arrangements for the distribution of Warner Bros.’ film and television content as well as acquired third party content through VOD and EST transactions via cable system operators, satellite distribution services, telecommunications companies, broadband services and mobile platforms for delivery to consumers worldwide. WBDD also licenses catalog motion pictures to various domestic SVOD services, including Redbox Instant, Comcast’s Stream Pix service, Amazon and Netflix. WBDD distributes its motion pictures via VOD and/or EST in the U.S. and 106 international territories. WBDD also makes UltraViolet digital copies of motion pictures and television programs available to consumers who purchase Warner Bros.’ DVDs and Blu-ray Discs.

WBDD participated in several digital ownership initiatives in 2012, including (1) support of UltraViolet by licensing UltraViolet EST rights to digital retailers such as Walmart’s Vudu subsidiary, Best Buy’s CinemaNow service, Barnes & Noble’s Nook, and Flixster; (2) the expansion of Flixster, a social media discovery interface to allow consumers to purchase UltraViolet film and television content and manage their digital collections; and (3) the launch of Disc to Digital, which allows consumers to obtain digital copies of their physical DVD and Blu-ray collections.

WBDD also manages Warner Bros.’ direct-to-consumer retail website, wbshop.com, which includes the Warner Archive Collection, a DVD manufacture-on-demand service. As of December 31, 2012, the service had approximately 1,500 motion picture titles and television series available, many of which have not been released previously on DVD.

Interactive Entertainment

Warner Bros. Interactive Entertainment (“WBIE”), a division of WBHE, is a developer, publisher and distributor of interactive entertainment, including videogames for console and handheld platforms, social networking games and mobile games. In addition, WBIE develops, publishes and operates massively multiplayer online games through Turbine Inc. (“Turbine”), a subsidiary of WBHE. WBIE develops games for a variety of platforms, including Sony’s PlayStation 3, Nintendo’s Wii and WiiU, and Microsoft’s Xbox 360 and Kinect console systems; Sony’s PlayStation Portable and Nintendo’s Dual Screen, DSi and 3DS handheld devices; the PC; Apple’s iPhone and iPad; and various Android devices. WBIE also develops and publishes videogames (and additional downloadable content) for digital distribution on multiple online and mobile platforms. WBIE’s videogames are based on newly created intellectual property, as well as intellectual properties owned by Warner Bros., DC Comics and third party licensors.

In 2012, WBIE’s significant releases for traditional handheld, console and PC/Mac platforms included LEGO Batman 2: DC Super Heroes and LEGO The Lord of the Rings, and WBIE’s significant releases for mobile apps platforms in 2012 included The Hobbit: Kingdom of Middle Earth. In addition, in 2012 Turbine released the Riders of Rohan expansion pack to its massively multiplayer online role-playing game Lord of the Rings Online.

WBIE also licenses Warner Bros. and DC Comics properties for online, mobile and traditional videogames on various platforms to third parties, and WBIE publishes and distributes videogame titles owned by third parties.

Other Entertainment Assets

Warner Bros. Consumer Products Inc. licenses rights to manufacturers, publishers, retailers, theme park operators and other licensees both domestically and internationally to the names, likenesses, images, logos and other representations of characters and copyrighted material from the motion pictures and television series produced or distributed by Warner Bros., including Harry Potter, the superhero characters of DC Comics, Hanna-Barbera characters and Looney Tunes. Also included are classic films such as The Wizard of Oz and Gone with the Wind.

DC Entertainment, which is wholly owned by the Company, is responsible for bringing the stories and characters from the DC Comics, Vertigo and MAD Magazine publishing portfolios into other Warner Bros. content and distribution businesses, including feature films, television programming, videogames, direct-to-consumer platforms and consumer products. The DC Comics imprint, home to such iconic characters as Batman, Superman, Wonder Woman and Green Lantern, has launched digital versions of its top comic book and graphic novel titles, making them available for download on digital platforms. DC Entertainment’s Vertigo imprint publishes comic books and graphic novels and is home to titles such as Sandman, Fables, 100 Bullets and American Vampire. MAD Magazine publishes bi-monthly issues of the magazine, as well as special-edition books and magazines. In 2012, DC Entertainment, the operating name of E.C. Publications, Inc., published on average more than 100 printed comic books, graphic novels and specialty books a month and nearly 350 digital comic books and graphic novels per month.

Competition

The production and distribution of feature films, television programming and videogames are highly competitive businesses. These businesses compete for consumers’ entertainment and leisure time and spending with each other, as well as with other forms of entertainment, including Internet streaming and downloading, websites providing social networking and user-generated content, videogames and other online activities, sports, print media, live events and radio broadcasts. Furthermore, there is intense competition in the television industry evidenced by the increasing number and variety of networks now available. There is active competition among all production companies in these industries for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. With respect to the distribution of television programming, there is significant competition from independent distributors as well as major studios. The competitive position of a producer or distributor of feature films, television programming and videogames is also greatly affected by the quality of, and public response to, the entertainment content it makes available to consumers. Warner Bros. also competes in its character merchandising and other licensing activities with other licensors of characters, brands and celebrity names.

PUBLISHING

The Company’s publishing business is conducted primarily by Time Inc., a wholly owned subsidiary of the Company. Time Inc. is the largest magazine publisher in the U.S. based on advertising revenues, as measured by Publishers Information Bureau (“PIB”). In addition to publishing magazines, Time Inc. also operates a number of websites, as well as book publishing and marketing businesses.

Publishing

As of December 31, 2012, Time Inc. published 21 magazines in print in the U.S., including People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly and Fortune, and over 70 magazines outside the U.S., primarily through IPC Media (“IPC”) in the U.K. and Grupo Expansión (“GEX”) in Mexico. In addition, as of December 31, 2012, Time Inc. operated over 45 websites, such as People.com, CNNMoney.com and SI.com, that collectively had average monthly unique visitors of over 49 million in the U.S., the U.K., Mexico and other countries during the fourth quarter of 2012.

Time Inc. also publishes all of its U.S. magazines on multiple digital devices and platforms. Time Inc. offers an “All Access” model for its U.S. magazines that provides a print subscription plus cross-platform digital access to subscribers for no additional fee. On certain digital devices and platforms in the U.S. and in select international regions, Time Inc. offers digital-only monthly, semi-annual or annual subscriptions as well as single-copy issues to each of its magazines. Time Inc. also continues to extend its brands by developing and launching free and paid apps that are available for download across various digital devices and platforms, including SI Swimsuit Scanner, EW’s Must List, SI March Madness Viewer, Real Simple: No Time to Cook, MyRecipes: Daily Indulgence and People CelebWatch, and mobile versions of CNNMoney.com, SI.com and Time.com.

Time Inc.’s U.S. magazines and companion websites are organized into three business units: (1) Style and Entertainment, (2) Lifestyle and (3) News and Sports. This structure has enabled Time Inc. to better focus on the strengths of these products and reduce costs by bringing together under centralized management products that have a common appeal in the marketplace. Additionally, across Time Inc.’s three U.S. business units, magazine consumer marketing and production and distribution activities are generally centralized, and subscription fulfillment activities for Time Inc.’s U.S. magazines are primarily administered from a centralized facility in Tampa, Florida.

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

In 2009, Time Inc., together with four other leading publishers, formed an independent venture called Next Issue Media to develop a digital storefront and related technology to allow consumers to enjoy media content on portable digital devices. Next Issue Media opened its digital storefront in 2011. Time Inc. makes available single-copy issues and digital subscriptions of Time Inc.’s U.S. magazines for sale and download on certain digital devices through Next Issue Media’s digital storefront. In addition, for no additional fee, print subscribers of Time Inc.’s U.S. magazines are able to access through Next Issue Media the tablet edition of the print magazine to which they subscribe.

Style and Entertainment

People is a weekly magazine that reports on celebrities and other newsworthy individuals. People magazine generated approximately 19% of Time Inc.’s revenues in 2012. The People franchise also includes: People StyleWatch, a monthly fashion magazine aimed at U.S. style-conscious younger readers; People en Español, a monthly Spanish-language magazine aimed primarily at U.S. Hispanic readers; People.com, a leading website for celebrity news, photos and style coverage; and PeopleEnEspañol.com, a Spanish-language website aimed primarily at the U.S. Hispanic audience. In July 2012, People launched a website optimized for viewing on mobile devices with a new ad format and the same content as People.com.

InStyle, a monthly magazine, and InStyle.com, a related website, focus on celebrity, style, fashion and beauty. Time Inc. also publishes InStyle in the U.K. through IPC and in Mexico through GEX.

Entertainment Weekly, a weekly magazine, and EW.com, a related entertainment news website, feature pop culture news, commentary and reviews of feature films, TV, music, books, games and theater.

Essence Communications Inc. (“ECI”) publishes Essence, a leading lifestyle magazine for African-American women in the U.S., and Essence.com, a related website. ECI also produces the annual Essence Music Festival and its related television show, TV One Night Only: Live From the Essence Music Festival, the latter in partnership with tvOne network.

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

This Old House, a monthly magazine, and ThisOldHouse.com, a related website, focus on home improvement. Time Inc. also produces two television series, Ask This Old House and This Old House, which focus on home improvement.

Coastal Living, a monthly shelter and lifestyle magazine, and CoastalLiving.com, a related website, focus on home design and lifestyles in coastal areas of the U.S.

MyRecipes.com, a recipes website, and MyHomeIdeas.com, a shelter website, both feature original content and content from other Time Inc. Lifestyle brands.

News and Sports

Time is a weekly newsmagazine that summarizes the news and interprets the week’s events, both national and international. Time also has three English-language weekly editions that circulate outside the U.S. TIME.com, a related website, provides breaking news and analysis, giving its readers access to its 24-hour global newsgathering operation and its vast news archive. Time for Kids is a weekly current events newsmagazine for children ages five to 13.

Fortune is a magazine published 18 times per year that reports on worldwide economic and business developments and compiles the annual Fortune 500 list of the largest U.S. corporations. Fortune also has two English-language international editions that circulate outside the U.S. Time Inc. also publishes Money, a monthly magazine that reports primarily on personal finance. Fortune and Money combine their resources on the CNNMoney.com website, a leading financial news and personal finance website operated in partnership with CNN.

Sports Illustrated is a weekly magazine that covers sports. SI.com is a leading sports news website that provides news coverage and analysis 24/7 for domestic and international sports. Sports Illustrated for Kids is a monthly sports magazine with a related website intended primarily for pre-teenagers.

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

International

IPC, a leading U.K. consumer magazine publisher, publishes approximately 55 magazines as well as numerous special issues. During 2012, IPC made its brands available on Amazon’s Kindle Fire and Barnes & Noble’s Nook. In addition, as of December 31, 2012, all of IPC’s brands were available on Apple Newsstand for purchase and download to a variety of digital devices.

IPC is organized into three operating divisions, Connect, Inspire and SouthBank, which are aligned with its three core audience groups of mass-market women, men and upscale women. This structure is intended to facilitate the delivery of highly targeted audiences to IPC’s advertisers and bring focus and efficiency to IPC’s operations. IPC’s magazines include (i) in the Connect division, television listing and entertainment magazines TVTimes and What’s On TV; women’s lifestyle magazines Chat, Woman and Woman’s Weekly; and a celebrity magazine Now; (ii) in the Inspire division, Country Life and Horse & Hound magazines focused on leisure; and (iii) in the SouthBank division, Homes & Gardens, Ideal Home and woman&home magazines focused on homes and gardens. In addition, IPC publishes four magazines through three unconsolidated joint ventures with Groupe Marie Claire.

IPC websites include goodtoknow.co.uk, a website for women providing advice and tips on family and health, entertainment and recipes; housetohome.co.uk, a home inspiration and decorating resource; and NME.com, a contemporary music news and reviews website. As of December 31, 2012, IPC had over 35 mobile-optimized websites for its magazines, including Good to Know, Marie Claire and NME.

GEX, a leading Mexican consumer magazine publisher, publishes 11 magazines in Mexico, including Chilango, a Mexico City listing guide; Expansión, a business magazine; IDC, a tax and accounting bulletin; InStyle Mexico, a fashion and lifestyle magazine for women; and Quién, a celebrity and personality magazine. In addition, GEX publishes two magazines through an unconsolidated joint venture with Hearst Corporation. GEX also owns and operates CNNExpansión.com, a leading business website in Mexico, MedioTiempo.com, a leading sports website in Mexico, MetrosCúbicos.com, a leading website for classified real estate listings in Mexico, and Quien.com, a leading celebrity website in Mexico. In addition, through a joint venture, GEX and Turner operate CNNMexico.com, a Spanish-language news website that provides local, national and international news from a Mexican perspective.

Time Inc. licenses over 50 editions of its magazines for print publication outside the U.S. to publishers in over 25 countries. In addition, Time Inc. licenses digital content to digital and mobile platform operators and sells the rights to sell and serve advertisements on certain of its websites in connection with non-U.S. website traffic in over 50 countries outside the U.S.

Advertising and Circulation

Time Inc. derives approximately half of its revenues from the sale of advertising, primarily from its print magazines with a smaller amount of advertising revenues from its websites and the tablet editions of its magazines. Advertising carried in Time Inc.’s magazines, including on tablet editions and on its websites, is predominantly consumer advertising, including toiletries and cosmetics, food and beverages, drugs, travel and home, automobiles, apparel and accessories, retail and department stores, financial services and insurance, computers and telecommunications and media and feature films.

In 2012, Time Inc.’s U.S. magazines accounted for 21.5% (compared to 21.0% in 2011) of the total U.S. advertising revenues in consumer magazines, excluding newspaper supplements, as measured by PIB. People, Sports Illustrated and InStyle were ranked 1, 3 and 5, respectively, in terms of PIB-measured advertising revenues in 2012, and Time Inc. had 6 of the top 25 leading magazines based on the same measure.

Through the sale of magazines to consumers, circulation generates significant revenues for Time Inc. In addition, circulation is an important component in determining Time Inc.’s advertising revenues because advertising rates are based on circulation and audience. Most of Time Inc.’s U.S. magazines are sold primarily by subscription and delivered to subscribers through the mail. Most of Time Inc.’s international magazines are sold primarily at newsstands. Subscriptions in the U.S. are sold primarily through direct mail and online solicitation, subscription sales agents, marketing agreements with other companies and insert cards in Time Inc. magazines and other publications. Additionally, digital-only subscriptions and single-copy digital issues of Time Inc.’s U.S. magazines are sold through various app stores and other digital storefronts across multiple platforms.

Time Inc.’s Synapse Group, Inc. (“Synapse”) is a leading seller of domestic magazine subscriptions to Time Inc. magazines and magazines of other U.S. publishers. Synapse sells magazine subscriptions principally through marketing relationships with commercial airlines that have frequent flier programs, brick and mortar retailers, Internet sites and customer service and direct response call centers.

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

Time Inc. has been experiencing declines in its print advertising and newsstand sales as a result of market conditions in the magazine publishing industry as well as the current economic environment in the U.S. and internationally. Time Inc. is pursuing a number of initiatives to help mitigate these declines, including conducting additional brand marketing; developing innovative ways to sell branded magazine content outside of traditional channels, including websites, tablets and other mobile devices; developing integrated advertising solutions that will provide greater data insight and value to advertisers; developing a new cross-platform content management system; and improving its operating efficiency through management of its cost structure.

In January 2012, Time Inc. sold the school fundraising business, QSP, which offers fundraising programs that help schools and youth groups raise money through the sale of subscriptions to Time Inc.’s and other publishers’ magazines, among other products.

Marketing

Time Inc. operates marketing businesses. The marketing services provided include developing customer-relationship marketing programs, custom client publications and branded content programs on multiple platforms that enable clients to create and sustain profitable relationships with their customers. The marketing services also include geographic-targeted and demographic-targeted advertising solutions for marketers in magazines, online and on other digital platforms.

Books

Time Inc. conducts niche book publishing. Time Inc.’s book publishing business consists of Time Home Entertainment Inc. (“THEI”) and Oxmoor House Inc., which publish how-to, lifestyle and special commemorative books and books on other topics through retail and direct mail channels under Southern Living, Life, Time, Sunset and other Time Inc. brands. THEI also publishes a number of books under licensed third-party brands.

Competition

Time Inc. faces significant competition from several direct competitors and other media, including the Internet. Time Inc.’s magazine and website operations compete with numerous other magazine and website publishers and other media for circulation and audience and for advertising directed at the general public and at more focused demographic groups. The publishing business presents few barriers to entry and many new magazines and websites are launched annually. Time Inc. also creates tablet editions of its magazines. The use of these digital devices as distribution platforms for magazine products may lower the barriers to entry for launching digital magazine products that compete with Time Inc.’s businesses.

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

Time Inc.’s book publishing and marketing businesses compete with other book publishing and marketing businesses, respectively, through all media, including the Internet.

REGULATORY MATTERS

The Company’s businesses are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities as well as the laws and regulations of international countries and bodies such as the European Union (the “EU”), and these laws and regulations are subject to change. The following descriptions of significant U.S. federal, state, local and international laws, regulations, regulatory agency inquiries, rulemaking proceedings and other initiatives should be read in conjunction with the texts of the respective laws, regulations, inquiries, rulemaking proceedings and other related materials.

Intellectual Property Laws

Time Warner is one of the world’s leading creators, owners and distributors of intellectual property. The Company’s vast intellectual property assets include copyrights in motion pictures, television programs, magazines, software, books and mobile applications; trademarks in names, logos and characters; patents or patent applications for inventions related to products and services; and licenses of intellectual property rights of various kinds. The Company derives value from these assets through a range of business activities, including the theatrical release of feature films; the licensing of its feature films and television programming to multiple domestic and international television networks, premium pay television services, and SVOD services; the sale of products such as DVDs, Blu-ray Discs, magazines (including tablet editions of its magazines), videogames, mobile applications and digital copies of feature films and television programs; and the operation of websites. It also derives revenues related to its intellectual property through advertising in its magazines (including tablet editions of its magazines), networks, online properties and mobile applications and from various types of other licensing activities, including licensing of its trademarks and characters.

To protect these assets, the Company relies on a combination of copyright, trademark, unfair competition, patent and trade secret laws and contract provisions. The duration of the protection afforded to the Company’s intellectual property depends on the type of property in question and the laws and regulations of the relevant jurisdiction. In the U.S., the usual copyright term for authored works is the life of the author plus 70 years, and for “works made for hire,” the copyright term is the shorter of 95 years from the first publication or 120 years from creation. The Company also relies on laws that prohibit the circumvention of technological protection measures and trafficking in circumvention devices. The extent of copyright protection and benefit from laws prohibiting the circumvention of technological protection measures vary in different countries.

Piracy, particularly in the digital environment, continues to present a threat to revenues from products and services based on intellectual property. The Company seeks to limit that threat through a combination of approaches, including working with cross-industry groups, trade associations and strategic partners to develop and implement technological solutions to control digital piracy, offering legitimate market alternatives, applying technological protection measures, engaging in efforts to ensure effective and appropriately tailored legal remedies for infringement, enhancing public awareness of the meaning and value of intellectual property and promoting appropriate legislative and policy initiatives both in the U.S. and internationally. The Company vigorously pursues all appropriate avenues to protect its intellectual property, including sending takedown notices in appropriate circumstances and pursuing litigation and referrals to law enforcement against websites that distribute or facilitate the distribution of the Company’s content without authorization.

Content owners, such as the Company, are also increasingly working with network operators, such as Internet service providers (“ISPs”), to take action against users who distribute copyrighted content without authorization. In July 2011, the Motion Picture Association of America, the National Cable & Telecommunications Association and certain U.S.-based ISPs, among others, announced a new voluntary collaboration called the Copyright Alert System, which establishes a framework of best practices the ISPs will use to educate and notify Internet subscribers when their accounts may have been misused for copyright theft on peer-to-peer networks. The system consists of multiple alerts in electronic form, and also establishes a system of “mitigation measures” intended to deter copyright theft by those accounts that fail to respond to repeated alerts. Some ISPs are expected to begin rolling out their respective versions of the Copyright Alert System during the early part of 2013.

A variety of initiatives have been launched by government agencies and regulators to protect intellectual property. For example, in June 2010, the Department of Homeland Security’s Immigration and Customs Enforcement Office launched “Operation In Our Sites,” an initiative aimed at identifying websites that specialize in the online theft of copyrighted content and consumer products and curtailing the market for illegal content on the Internet. In addition, in October 2008, the Prioritizing Resources and Organization for Intellectual Property Act of 2007 (the “PRO-IP Act”) was signed into law in the U.S. The PRO-IP Act increased both civil and criminal penalties for counterfeiting and piracy of intellectual property associated with works of music and film, among other things; provided enhanced resources to law enforcement agencies for enforcing intellectual property rights; criminalized the export of counterfeit goods; and created the Intellectual Property Enforcement Coordinator, a position that is responsible for coordinating the efforts of various federal agencies to enhance the enforcement of intellectual property laws, such as through increased criminal prosecution of U.S. website operators engaged in copyright theft and counterfeiting.

Outside the U.S., laws and regulations relating to intellectual property protection and the effective enforcement of these laws and regulations vary greatly from country to country. However, the volume of actions against websites dedicated to copyright theft is increasing internationally, and certain countries have implemented or are considering implementing programs or remedies designed to address and deter widespread infringement. For example, certain countries have mandated systems of cooperation between rights holders and ISPs that require ISPs to notify account holders that their accounts have been used to commit infringing activity, such as illegal file sharing. If the illegal activity continues following additional notices, further steps may be taken to deter further infringement, which may range from educational measures to account suspension and termination. Furthermore, in several countries in the EU, rights holders have also pursued remedies based on the implementation of Article 8.3 of the European Copyright Directive, which obligates member states to ensure that rights holders are in a position to apply for an injunction against intermediaries whose services are being used by a third party to commit infringement. For example, successful actions have been brought by rights holders to require ISPs to block access to websites devoted to piracy in the U.K. and several EU countries, including Austria, Belgium, Denmark, Finland, Greece, Italy and the Netherlands. In October 2011, Australia, Canada, Japan, the Republic of Korea, Morocco, New Zealand, Singapore and the U.S. entered into The Anti-Counterfeiting Trade Agreement (“ACTA”), which will come into force after it has been ratified by at least six signatories. The ACTA would require border enforcement officials to be empowered to act against both imports and exports of counterfeit and pirated goods; include new rules on criminal seizure of equipment and materials used in counterfeiting offenses as well as the seizure of criminal proceeds from such offenses; clarify certain criminal penalties when content theft or counterfeiting is carried out for commercial advantage; and require the signing parties to address copyright piracy on digital networks, while aiming to preserve principles such as freedom of expression, fair process and privacy.

Judicial, legislative and administrative developments are taking place in certain jurisdictions that may have the impact of limiting the ability of rights holders to exploit and enforce certain of their exclusive intellectual property rights outside the U.S. For example, in the U.K., the Intellectual Property Office is examining certain aspects of U.K. copyright laws, which may result in proposals for additional copyright exceptions and limitations. In addition, in October 2011, a decision by the European Court of Justice held in the context of satellite broadcasts of live soccer matches that it was an unlawful restriction on competition for England’s Football Association Premier League to prohibit broadcasting licensees from distributing satellite decoder cards outside the territory for which the broadcasts were licensed for reception. The decision may affect the views of the European Commission with respect to certain territorially exclusive license arrangements. The European Commission will undertake a study of EU copyright law during 2013 with a view to identifying possible areas for revisions.

Regulation Relating to Data Privacy, Data Security and Cybersecurity

The laws and regulations governing data privacy, data security and cybersecurity are complex and expanding in the U.S. and internationally. In the U.S., statutes such as the Children’s Online Privacy Act (“COPPA”), which affects the Company’s websites and online business activities; the privacy and security rule under the Health Insurance Portability and Accountability Act, which imposes privacy and security requirements on the Company’s health plans for employees and on service providers under those plans; and state statutes requiring notice to individuals when a data breach results in the release of personally identifiable information affect the Company’s business operations. In addition, the Company’s businesses that collect or make payments pursuant to credit and debit cards are subject to privacy and security rules imposed by the payment card industry as well as other regulations designed to protect against identity theft and fraud. Internationally, a number of countries have adopted comprehensive privacy regulations or legislation that affects the Company’s business operations, including the EU data protection directive that became effective in 1998. These laws and regulations are evolving and expanding, and the interest and actions by regulators and legislatures have been steadily increasing in recent years. New regulations that have been adopted or are being considered in the U.S. and internationally could affect how the Company collects, uses and protects data and operates its business, and could result in additional compliance costs.

For example, in December 2012, the Federal Trade Commission (the “FTC”) updated its regulations implementing COPPA, which prohibits website operators from collecting personal information online from children under the age of 13 without prior parental consent. Specifically, the FTC expanded certain definitions of “personal information” to include broader categories of data, such as IP addresses, geolocation data, screen names and mobile applications, and updated requirements for notice, parental consent, confidentiality and security. Website operators subject to COPPA are required to comply with the updated regulations by July 2013. The modifications could impose additional compliance costs and restrictions on the technical operations of children-targeted websites and digital services and on the types of permissible children-targeted marketing. In addition, in March 2012, the FTC issued a report on consumer privacy protection that called for more widespread adoption of self-regulatory measures such as website operators voluntarily agreeing not to monitor or record online behavior (i.e., “Do Not Track”). The FTC has also increased the number of enforcement actions against companies that fail to adhere to their privacy or data security commitments to consumers. Also in 2012, the Department of Commerce (“DOC”) issued a “green paper” on cybersecurity and the White House issued a white paper on consumer data privacy that includes a Consumer Privacy Bill of Rights. The National Telecommunications & Information Administration within the DOC plans to convene a multi-stakeholder process to implement the Consumer Privacy Bill of Rights through industry codes of conduct that would be enforceable by the FTC and State Attorneys General. The White House also has announced it would work with Congress to implement these rights through legislation.

In addition, a number of privacy and data security bills that address the collection, maintenance and use of personal information, web browsing and geolocation data, and establish data security and breach notification requirements have been adopted by or introduced in Congress. For example, in December 2012, Congress amended the Video Privacy Protection Act, which precludes disclosure of consumer video rental records by any person engaged in the business of rental, sale or delivery of pre-recorded video cassette tapes without explicit consent. The amendment clarifies that a consumer’s consent to share video information may be obtained on an ongoing basis, provided that the duration of the consent is limited to two years. Several Congressional hearings have examined privacy implications for online, offline and mobile data.

Several state legislatures have also adopted legislation that regulates how businesses operate on the Internet, including measures relating to privacy, data security and data breaches. For example, laws in numerous states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach.

Foreign governments are also focusing on similar data privacy and security concerns. For example, in 2012, governments in China, Hong Kong, the Philippines and Singapore adopted new, or amended their existing, data privacy laws and, since 2011, governments in Australia and Brazil have proposed new regulations. In addition, in January 2012, the EU proposed a more stringent privacy regulation that would replace the existing EU Data

Protection Directive, which sets baseline standards for the collection, use, disclosure, storage, security and transfer of personal data. The proposed regulation includes rules that broaden the definition of personal data, strengthen the rights of data subjects, enhance penalties for noncompliance and continue to restrict the transfer of personal data to countries outside the EU. Various policy options are also being considered at both the EU and member-state levels.

Regulation of Television Networks, Programming and Advertising

The businesses in the Networks and Film and TV Entertainment segments are subject to a number of laws and regulations relating to the distribution and licensing of television programming as well as the content of that programming and advertising and marketing. In the U.S., cable networks and premium pay television services, either directly or indirectly through their distribution partners, are subject to various obligations under the Communications Act of 1934, as amended, and related regulations issued by the Federal Communications Commission (the “FCC”). These obligations and regulations require closed captioning of programming for the hearing impaired, limit the amount and content of commercial matter that may be shown during programming aimed primarily at an audience of children aged 12 and under, and require the identification of (or the maintenance of lists of) sponsors of political advertising. Various other federal laws also contain provisions that place restrictions on violent and sexually explicit programming and provisions relating to the voluntary promulgation of ratings by the industry, and regulators, legislatures and policymakers have become increasingly interested in laws and regulations intended to protect the interests of children. For example, some U.S. policymakers have sought limitations on food and beverage marketing in media popular with children and teens. In December 2012, the FTC issued a follow-up report on food and beverage marketing to children and teens, which focused on marketing expenditures. Also, in January 2013, legislation was introduced by Congress directing the FTC, FCC and Department of Health and Human Services to work with the Academy of Science to study the impact on children of violence in video programming and videogames.

From time to time, the FCC conducts inquiries and rulemaking proceedings, which could lead to additional regulations that could have a material effect on the Company’s businesses. In the last several years, the FCC has initiated rulemaking proceedings regarding program carriage rules and bundling practices in carriage agreements and initiated an inquiry to broadly survey the state of children’s media and seek comment on existing ratings, advertising and media literacy efforts. It is unclear what, if any, action the FCC will take on these matters. More recently, the FCC has adopted “net neutrality” rules and initiated the following proceedings and inquiries:

•

Broadcast, Satellite and Wireless Spectrum Reallocation:    The FCC is engaged in a number of proceedings designed to make more of the electromagnetic spectrum that is currently used for broadcast television and satellites available for wireless broadband. These proceedings include conducting voluntary incentive auctions for portions of the spectrum used by television broadcasters to provide additional spectrum for wireless broadband, and evaluating the potential use of certain portions of the satellite spectrum for wireless broadband. The potential changes to the satellite spectrum could negatively impact the Networks businesses’ ability to deliver linear network feeds to their affiliates. It is unclear what, if any, action the FCC will take in these matters. It may take several years for these proceedings and any related spectrum reallocation to be completed, and it is not possible to predict the impact that any such proceedings and reallocation could have on the Company.

•

Disability Access:    The FCC has initiated several rulemaking proceedings to implement the 21st Century Communications and Video Accessibility Act of 2010. This law, among other things, extends closed captioning requirements to television programming distributed via Internet Protocol after it is initially aired on broadcast or multichannel television. Under this law, the FCC also requires the top five cable networks, which include TBS and TNT, to provide 50 hours per calendar quarter of audio-narrated descriptions of the portions of primetime or children’s programming that have only visual images (e.g., a scene in a program with no dialogue). The FCC is also considering changes to its television closed captioning rules, including the adoption of quality standards and either eliminating or changing existing exemptions to such rules.

•

Net Neutrality:    “Net neutrality” rules, which became effective in November 2011, require ISPs to follow certain principles with respect to broadband Internet access service provided to consumers. These principles, with certain exceptions (particularly for wireless ISPs), prohibit ISPs from blocking lawful content, applications, services, or non-harmful devices, and also prohibit unreasonable discrimination in the transmission of lawful network traffic. The FCC has indicated that agreements between an ISP and a third party to favor some network traffic over other network traffic in the Internet access service connection to a subscriber (i.e., “pay for priority”) may constitute unreasonable discrimination. It is not clear what impact these regulations will have on the increasing use of the Internet to deliver and receive video content. Lawsuits and a petition for reconsideration challenging the FCC’s decision have been filed and remain pending.

In addition, in international territories, there are various laws and regulations relating to the distribution or licensing of television programming and other products. These include television licensing requirements, laws providing for minimum percentages of local content and maximum percentages of foreign content on television, local language advertising requirements, laws and regulations imposing pricing, exclusivity and importing restrictions, editorial control, translation or local editing requirements and other nationality-based restrictions. There are also a number of laws and regulations in these international territories relating to the nature of content and advertising and marketing efforts, including content codes and laws requiring government approval of certain content prior to exhibition, consumer protection laws (particularly those relating to advertisements and programming aimed at children) and laws restricting the amount of advertising permitted on television networks. For example, the EU Audio Visual Media Services directive, which allows EU member states to adopt more restrictive regimes and applies to all programs produced after December 2009, obligates broadcasters to notify viewers if an audiovisual program contains paid product placement, bans any form of product placement in children’s and news programming and prohibits product placement of tobacco products and prescription medication. The directive also imposes an obligation on EU member states and the European Commission to encourage broadcasters and channel providers to develop codes of conduct regarding advertising for foods high in fat, salt and sugar in or around children’s programming. Accordingly, in the U.K., the Office of Communications has restricted such television advertising, and other EU jurisdictions have required that nutritional information be included in food advertisements. Outside the EU, other governments are considering food advertising restrictions similar to those in the U.K., including in Australia, Brazil, Chile, Ireland, Mexico, Norway, Peru and Singapore. Finally, several governments, including in Argentina, Brazil, India and Mexico, have recently proposed, enacted or more strictly enforced regulations that further limit the amount of advertising content that can be aired on television networks.

Regulation of the Distribution and Licensing of Motion Pictures

In countries outside the U.S., there are a variety of laws and regulations relating to the distribution or licensing of motion pictures for exhibition on broadcast and cable networks. These include copyright laws and regulations, television licensing requirements, trade regulations, laws providing for minimum percentages of local content on broadcast television and maximum percentages of foreign programming and laws that limit increases in prices paid by distributors to content providers. Other laws and regulations in certain countries provide for limits on the number of foreign films that may be exhibited in such countries in a calendar year.

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

In connection with their magazine subscription and marketing activities outside the U.S., Time Inc. and the Company’s other divisions are subject to many local laws and regulations relating to consumer protection, privacy, data security and electronic marketing, especially across Europe and the Asia Pacific region. In the EU, these laws and regulations include the European Data Protection Directive and the European Directive on Privacy and Electronic Communications. In addition, there are various international codes, directives, laws and regulations relating to the nature of content and advertising, including content restriction laws and consumer protection laws (such as laws restricting food and beverage advertisements aimed at children, laws relating to political advertisements, laws relating to electronic commerce and the marketing of pharmaceutical products and alcoholic beverages).

Postal Regulation

Time Inc.’s U.S. magazine subscription business and the Company’s direct marketing and book publishing businesses are subject to laws and regulations relating to the U.S. Postal Service. In March 2012, the House of Representatives Committee on Oversight and Government Reform introduced the Postal Reform Act of 2012. In April 2012, the U.S. Senate passed the 21st Century Postal Service Act of 2012. Both bills provide for various structural reforms of the U.S. Postal Service to restore its financial solvency. If postal reform legislation is enacted, it could result in, among other things, increases in postal rates, local post office closures and the elimination of Saturday mail delivery. In January 2013, the U.S. Postal Service announced that it would suspend Saturday mail delivery beginning in August 2013. The suspension of Saturday mail delivery or other changes to the U.S. Postal Service as a result of the enactment of postal reform legislation could have an adverse effect on Time Inc.’s businesses.

FINANCIAL INFORMATION ABOUT SEGMENTS, GEOGRAPHIC AREAS AND BACKLOG

Financial and other information by segment and revenues by geographic area for each year in the three-year period ended December 31, 2012 are set forth in Note 15 to the Company’s consolidated financial statements, “Segment Information.” Information with respect to the Company’s backlog, representing future revenue not yet recorded from cash contracts for the licensing of theatrical and television product, at December 31, 2012 and December 31, 2011, is set forth in Note 16 to the Company’s consolidated financial statements, “Commitments and Contingencies — Commitments — Programming Licensing Backlog.”

Item 1A.	Risk Factors.

RISKS RELATING TO TIME WARNER GENERALLY

The Company must respond to recent and future changes in technology and consumer behavior to remain competitive and continue to increase its revenues.    Technology used in the entertainment and media industry continues to evolve rapidly, and advances in that technology have led to alternative methods for the distribution, storage and consumption of content. These technological developments have driven and reinforced changes in consumer behavior as consumers seek more control over when, where and how they consume content digitally. For example, consumer electronics innovations have enabled consumers to view Internet-delivered content on televisions, computers, tablets, smartphones and other mobile electronic devices. These changes in technology and consumer behavior have resulted in a number of challenges and risks for the Company and other content owners and aggregators. For example, technological developments may disrupt traditional distribution platforms by enabling content owners to provide content directly to distributors and consumers, thus bypassing traditional content aggregators such as the Company’s networks. New delivery platforms could also lead to the loss of distribution control and direct relationships with consumers if distribution on a delivery platform is controlled by a limited number of companies. In addition, the availability of content on multiple platforms may reduce the value or shorten the lifespan of that content on traditional distribution platforms, including in subsequent distribution windows. The Company’s failure to protect the value of its content while adapting to emerging technologies and changes in consumer behavior could have a significant adverse effect on the Company’s businesses and results of operations. Furthermore, new technology or business initiatives supported by the Company may not be embraced by consumers, advertisers or others in the media and entertainment industry, which could have a significant adverse effect on the Company’s competitive position and its businesses.

The Company faces risks relating to increasing competition for the leisure and entertainment time and discretionary spending of consumers due in part to technological developments and changes in consumer behavior.    The Company’s businesses compete with each other and all other sources of entertainment, news and other information, including feature films, television, premium pay television services, SVOD services, the Internet, home video products, videogames, social networking, print media, live sports and other events and radio broadcasts, for consumers’ leisure and entertainment time and discretionary spending. Technological developments, such as tablets and other mobile electronic devices, VOD, new video formats and Internet-delivered content, have increased the number of media and entertainment choices available to consumers and intensified the challenges posed by audience fragmentation. Furthermore, the increasing number of leisure and entertainment choices available to consumers, including low-cost or free choices, new technologies that allow consumers to make and store digital copies of programming and the increasing availability of programming online, could negatively affect consumer demand for the Company’s content, products and services, the prices content aggregators are willing to pay to license the Company’s content and advertising rates and demand.

The popularity of the Company’s content is difficult to predict, can change rapidly and could lead to fluctuations in the Company’s revenues, and low public acceptance of the Company’s content may adversely affect its results of operations.    The production and distribution of feature films, television programming, videogames, magazines and other content are inherently risky businesses, largely because the revenues derived from the production, distribution and sale or licensing of such content depend primarily on widespread public acceptance, which is difficult to predict. Furthermore, many of the Company’s businesses increasingly depend on the acceptance of their content and products by consumers outside the U.S., and their success therefore depends on the popularity of such content and products in many countries and territories. In addition, the Company must invest substantial amounts in the production of feature films, programming for its networks and premium pay television services and the development of videogames before it learns whether these feature films, programs and products will reach anticipated levels of popularity with consumers. The Film and TV Entertainment segment also faces increasing pressure to develop successful new franchises or build on existing brands by leveraging existing intellectual property, including through the development of sequels. As more television networks, premium pay television services and SVOD services produce and acquire more programming, the Networks segment’s businesses face increasing pressure to produce and acquire more compelling programming and to optimize their mix of acquired, original and sports programming.

The popularity of the Company’s content depends on many factors, only some of which are within the Company’s control. Examples include the quality and public acceptance of competing content (including locally produced content) available or released at or near the same time, the availability of alternative forms of leisure and entertainment time activities, the Company’s ability to maintain or develop strong brand awareness and target key audience demographics, the number and success of third-party retail promotional partnerships, marketing by affiliates, and the Company’s ability to successfully anticipate and adapt to changes in consumer tastes and behavior in many countries and territories on a timely basis. If the Company is not able to create and distribute content that is popular with consumers and attractive to advertisers and affiliates, the Company’s revenues may decline or fail to grow to the extent the Company anticipates when making investment decisions.

The popularity of the Company’s content is reflected in:

•	the theatrical performance of the Film and TV Entertainment segment’s feature films,
•	the ratings for the television programming produced by the Film and TV Entertainment segment and the television programming aired by the Turner Networks,
•	the demand for television programming produced by the Film and TV Entertainment segment from syndication outlets and SVOD services,
•	sales of the Film and TV Entertainment and Networks segments’ home video releases and the Film and TV Entertainment segment’s videogames,
•	the number of subscribers to the Networks segment’s premium pay television services,
•	the Publishing segment’s magazine circulation, and
•	the number of unique visitors to the Company’s websites.

The underperformance of a feature film, particularly an “event” film (which typically has high production and marketing costs) or a feature film that is part of a franchise, can have an adverse impact on the Company’s results of operations in both the year of release and in the future. Historically, there has been a correlation between a feature film’s domestic box office success and international box office success, as well as a correlation between box office success and success in subsequent distribution channels. Consequently, the underperformance of a feature film at the box office may adversely affect revenues from other distribution channels, such as home entertainment, premium pay television services, and sales of videogames and licensed consumer products based on such film. In addition, due to the decline in the sales of DVDs, the success of a feature film is much more dependent on public acceptance at the box office. A decline in the ratings or audience delivery of the television programming produced by the Film and TV Entertainment segment or aired on the Turner Networks can negatively affect subscription revenues, license fees, syndication results, advertising demand and rates and a network’s distribution potential. For Home Box Office, a decline in the popularity of its television programming can negatively affect subscription revenues and content sales as well as the distribution potential of its premium pay television services. For the Publishing segment, a decline in the popularity of its magazines can negatively affect subscription and advertising revenues.

The Company’s businesses operate in highly competitive industries, and the failure to compete successfully may have an adverse effect on the Company’s businesses or results of operations.    The Company’s businesses face intense competition in the U.S. and other countries from many different sources, including numerous direct competitors and other media, including the Internet and pirated content. Consolidation and vertical integration in the U.S. and international entertainment and media industry have resulted in increased competition for the Company, and additional consolidation or vertical integration in the future would further intensify competition. For instance, consolidation among cable system operators, satellite service distributors, telephone companies and other distributors has resulted in them having greater negotiating power, and increased vertical integration of such affiliates could adversely affect the Networks segment’s ability to maintain or obtain distribution and/or marketing for its networks and premium pay television services on commercially reasonable terms, or at all. The ability of the Company’s businesses to compete successfully depends on many factors, including their ability to provide high-quality popular content, adapt to and exploit technological developments, respond to changes in consumer behavior and achieve widespread distribution, and there can be no assurance that the Company and its businesses will be able to compete successfully in the future against existing or potential competitors.

The Company is exposed to risks associated with weak domestic and global economic conditions and increased volatility and disruption in the financial markets.    The Company has been adversely affected by weak domestic and global economic conditions in the recent past, and it will be adversely affected in the future if such conditions continue. Factors that affect economic conditions include the level of household formation, the rate of unemployment, the level of consumer confidence and changes in consumer spending habits. The Company also faces risks associated with the impact of weak domestic and global economic conditions on third parties such as advertisers, affiliates, suppliers, retailers, insurers, theater operators and other parties with which it does business. For example, if retailers file for reorganization under bankruptcy laws or otherwise experience negative effects on their businesses due to volatile or weak economic conditions, it could reduce the number of outlets for the Company’s DVDs, Blu-ray Discs and magazines and otherwise negatively affect the Company’s businesses or operating results.

Certain of the Company’s operations are conducted in foreign currencies, and the value of these currencies fluctuates relative to the U.S. dollar. As a result, the Company is exposed to exchange rate fluctuations, which in the past have had, and in the future could have, an adverse effect on its results of operations in a given period. The foregoing risks could increase significantly if one or more countries in the European Monetary Union stop recognizing the Euro and instead issue national currencies or if there is a break-up of the European Monetary Union or a departure of one or more countries from the Union. Any such developments in Europe could also adversely affect consumer confidence and potentially increase the costs of goods and services in some countries, which would adversely affect the Company’s businesses.

Increased volatility and disruptions in the financial markets also could make it more difficult and more expensive for the Company to refinance outstanding indebtedness and obtain new financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Disruptions in the financial markets can also adversely affect the Company’s lenders, insurers, customers and counterparties, including vendors, retailers and film co-financing partners. For instance, the inability of the Company’s counterparties to obtain capital on acceptable terms could impair their ability to perform under their agreements with the Company and lead to various negative effects on the Company, including business disruptions, decreased revenues, increases in bad debt expenses and, in the case of film co-financing partners, greater risk to the Company with respect to the performance of its feature films.

A decline in advertising expenditures or further deterioration in advertising market conditions or other factors that adversely impact advertising could cause the Company’s revenues and operating results to decline.    The Company derives substantial revenues from the sale of advertising on its networks, syndicated programming, magazines and online properties, and a decrease in advertising expenditures overall or reduced demand for the Company’s offerings could lead to a reduction in the amount of advertising companies are willing to purchase from the Company and the price at which they purchase it. Expenditures by advertisers tend to be cyclical, reflecting domestic and global economic conditions, as well as budgeting and buying patterns. If the economic prospects of advertisers worsen or the current economic conditions persist or worsen, such conditions could alter current or prospective advertisers’ spending priorities. For example, corporate marketing cutbacks due to weak economic conditions could result in upfront advertising purchases being cancelled. Declines in consumer spending due to weak economic conditions could also indirectly negatively impact the Company’s advertising revenues by causing downward pricing pressure on advertising because advertisers may not perceive as much value from advertising if consumers are purchasing fewer of their products or services.

Other factors in addition to weak economic conditions could adversely affect advertising expenditures, including decreases in the size of audiences and a shift away from print advertising. Advertising sales and rates are dependent on audience size, and advertisers’ willingness to purchase advertising from the Company may be adversely affected by a decline in audience ratings or the number of unique visitors at the Networks segment’s websites or a decline in circulation, magazine readership or the number of unique visitors at the Publishing segment’s websites. If audience levels decline significantly, the Networks segment’s cable networks generally will be required to provide additional advertising units to advertisers to reach agreed upon audience thresholds. This may result in the cable networks having less inventory available to sell to other advertisers or to use to promote their own programming. Advertising expenditures also could be negatively affected by other factors, such as shifting societal norms, pressure from public interest groups and changes in laws and regulations. In addition, natural disasters (including extreme weather), acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of factors including uninterrupted news coverage and economic uncertainty.

Changing methods of content consumption, including the advent of time-shifted and on-demand viewing on new platforms, require audience measurement methodologies to evolve accordingly. The inability to capture the total viewership of the Company’s programming on all platforms could adversely affect the Company’s ability to fully monetize its advertising inventory. In addition, the advent of tablet editions of magazines is shifting how consumers interact with magazines and how the audience for tablet editions of magazines is measured, which could negatively impact the Publishing segment’s advertising revenues.

The Company faces risks relating to doing business internationally that could adversely affect its businesses and operating results.    The Company’s businesses operate and serve customers worldwide, and the Company is focused on expanding its international operations in key territories, including through acquisitions and other strategic investments. The failure to achieve sufficient scale in these territories could negatively affect the Company’s ability to compete in these territories. In addition, there are risks inherent in doing business internationally, including:

•	issues related to integrating and managing international operations;
•	issues related to managing investments in companies organized or formed under the laws of foreign countries;
•	potentially adverse tax developments;
•	lack of sufficient protection for intellectual property in a particular country;

•	currency exchange and export controls;
•	the existence in some countries of statutory shareholder minority rights and restrictions on foreign direct ownership;
•	the existence of quotas;
•	issues related to occupational safety and adherence to diverse local labor laws and regulations;
•	political or social unrest;
•	higher than anticipated costs of entry;
•	the presence of corruption in certain countries;
•	the absence of good diplomatic relations between the U.S. and certain countries; and
•	the potential for government appropriation of the Company’s assets.

One or more of these factors could harm the Company’s international operations and its operating results.

Piracy of the Company’s content may decrease the revenues received from the exploitation of its content and adversely affect its businesses and profitability.    The piracy of the Company’s content, products and other intellectual property in the U.S. and other countries poses significant challenges for the Company’s businesses. Technological developments have made it easier to create, transmit and distribute high quality unauthorized copies of content in unprotected digital formats, which has in turn encouraged the creation of highly scalable businesses that facilitate, and in many instances financially benefit from, such piracy. These technological developments have also made the enforcement of intellectual property rights more challenging. The proliferation of unauthorized copies and piracy of the Company’s content, products and intellectual property or the products it licenses from third parties could result in a reduction of the revenues that the Company receives from the legitimate sale, licensing and distribution of its content and products. Piracy is particularly prevalent in many parts of the world that lack effective copyright and technical legal protections or enforcement measures, and illegitimate operators based in these parts of the world can attract users from anywhere in the world. The Company devotes substantial resources to protecting its content, products and intellectual property, but there can be no assurance that the Company’s efforts to enforce its rights and combat piracy will be successful.

The Company’s businesses may suffer if it cannot continue to license or enforce the intellectual property rights on which its businesses depend.    The Company relies on patent, copyright, trademark and trade secret laws and licenses and other agreements with its employees, customers, suppliers and other parties to establish and maintain its intellectual property rights in content, technology and products and services used to conduct its businesses. However, the Company’s intellectual property rights, and its ability to license and exploit them in accordance with past custom and practice, could be challenged or invalidated, it could have difficulty protecting or obtaining such rights or the rights may not be sufficient to permit it to take advantage of business opportunities, which could result in costly redesign efforts, discontinuance of certain product and service offerings or other competitive harm. The Internet Corporation for Assigned Names and Numbers plans to expand the Internet and has accepted over 1,900 applications for new generic top level domains (i.e., the names that appear to the right of the period in domain names, such as .com, .net and .org), which could significantly change the structure of the Internet and make it significantly more expensive for the Company to protect its intellectual property on the Internet. Further, the laws of certain countries may not protect the Company’s proprietary rights or such laws may not be strictly enforced, and the Company may be unable to protect its intellectual property adequately against unauthorized copying or use in certain countries. In addition, there are legislative and regulatory efforts under review in certain international territories, which, if successful, could reduce the protection for the Company’s intellectual property and limit its ability to license its content.

The Company has been, and may be in the future, subject to claims of intellectual property infringement, which could require the Company to change its business practices.    Successful challenges to the Company’s intellectual property could require the Company to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question. This could require the Company to change its business practices and limit its ability to compete effectively. Even if the Company believes that claims of intellectual property infringement are without merit, defending against the claims can be time-consuming and costly and divert management’s attention and resources away from its businesses.

The Company’s businesses are subject to labor interruption.    The Company and certain of its suppliers retain the services of writers, directors, actors, athletes, technicians, trade employees and others involved in the development and production of feature films, television and digital programming and magazines who are covered by collective bargaining agreements. If the Company or its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take actions in the form of strikes, work slowdowns or work stoppages. Collective bargaining agreements with the American Federation of Musicians and the Newspaper Guild of New York expire in early 2013 and agreements with the Writers Guild of America, West Inc., the Writers Guild of America, East Inc., the Directors Guild of America and SAG-AFTRA expire in mid-2014.

Strikes, work slowdowns or work stoppages or the possibility of such actions and attempts to unionize could cause delays in the production or the release dates of the Company’s feature films, television and digital programming and magazines. The Company could also incur higher costs from such actions, new collective bargaining agreements or the renewal of collective bargaining agreements on less favorable terms. Many of the Company’s collective bargaining agreements are industry-wide agreements, and the Company may lack practical control over the negotiations and terms of these agreements. Union or labor disputes or player lock-outs relating to professional sports leagues for which the Networks segment has the rights to produce and telecast live games or events may preclude the Networks segment from telecasting scheduled games or events, which could have a negative impact on the Networks segment’s revenues. Further, the loss of television programming due to such disputes could negatively impact the segment’s promotional and marketing opportunities. Depending on its duration, such a labor dispute could have an adverse effect on the Company’s businesses or results of operations.

A disruption or failure of the Company’s or its vendors’ information systems and networks as a result of computer viruses, misappropriation of data or other malfeasance, natural disasters (including extreme weather), accidental releases of information or other similar events, may disrupt the Company’s businesses, damage its reputation or have a negative impact on its revenues.    Because information systems, networks and other technologies are critical to many of the Company’s operating activities, shutdowns or service disruptions at the Company or vendors that provide information systems, networks or services to the Company pose increasing risks. Such disruptions may be caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks, or other similar events. Such events could have an adverse impact on the Company and its customers, including degradation or disruption of service and damage to equipment and data. Significant incidents could result in a disruption of the Company’s operations, customer or advertiser dissatisfaction, damage to the Company’s reputation or a loss of customers or revenues.

The Company and its businesses also could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of the Company and its third party vendors, including personnel, customer and vendor confidential data. The Company could be exposed to significant costs if such risks were to materialize. In addition, such events could result in violations of data privacy laws and regulations. Such events could also damage the reputation and credibility of the Company and its businesses and negatively impact its revenues and results of operations. The Company could be required to expend significant amounts of money and other resources to remedy any such security breach or to repair or replace information systems or networks. The Company also could be subject to regulatory actions and claims made by consumers in private litigation involving privacy issues related to consumer data collection and use practices, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices.

Although the Company develops and maintains systems to prevent these events from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite the Company’s efforts, the possibility of these events occurring cannot be eliminated entirely. As the Company distributes more of its content digitally, engages in more electronic transactions with consumers, outsources more of its information systems to third-party vendors and relies on more cloud-based information systems, the related security risks will increase and the Company will need to expend additional resources to protect its technology and information systems, which could have an adverse effect on the Company’s results of operations.

The Company’s businesses are subject to regulation in the U.S. and internationally, which could cause the Company to incur additional costs or liabilities or disrupt its business practices.    The Company’s businesses are subject to a variety of U.S. and international laws and regulations. See Item 1, “Business — Regulatory Matters,” for a description of significant federal, state, local and international laws, regulations, inquiries and regulatory proceedings affecting the growth and operation of the Company’s businesses. The Company could incur substantial costs to comply with new laws or regulations or substantial penalties or other liabilities if it fails to comply with them. Compliance with new laws or regulations also could cause the Company to change or limit its business practices in a manner that is adverse to its businesses. In addition, if there are changes in laws or regulations that provide protections that the Company relies on in conducting its business, they could subject the Company to greater risk of liability and could increase compliance costs or limit the Company’s ability to operate certain lines of business.

The Company’s enterprise efficiency initiatives present various risks, including that the Company may not realize the financial and strategic goals relating to the initiatives.    The Company has launched multi-year enterprise efficiency initiatives to deliver certain business support services (e.g., real estate and certain information technology and human resources functions) centrally to the Company’s divisions. In connection with these initiatives, the Company may incur greater than anticipated expenses, fail to realize anticipated benefits, experience business disruptions or have difficulty executing the initiatives.

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

RISKS RELATING TO TIME WARNER’S NETWORKS BUSINESSES

The failure to renew affiliate agreements on favorable terms or the inability to renew affiliate agreements could cause the revenues of the Networks segment to decline.    The Networks segment depends on agreements with affiliates for the distribution of its networks and premium pay television services, and there can be no assurance that these affiliate agreements will be renewed in the future on terms that are acceptable to the Networks segment. The inability to renew affiliate agreements or the renewal of affiliate agreements on less favorable terms may adversely affect the segment’s results of operations. In addition, the loss of carriage on the most widely penetrated programming tiers, including as a result of an affiliate’s creation of lower-priced video packages or tiers or genre-based packages that do not include the segment’s networks, could reduce the distribution of the segment’s programming and adversely affect its advertising and subscription revenues.

The inability of the Networks segment to acquire or produce popular programming on acceptable terms could adversely affect the segment’s operating results.    Turner obtains a significant portion of its programming, such as motion pictures, television series and sports events, from movie studios, television production companies and sports organizations. Home Box Office has agreements with certain movie studios that provide it with the exclusive rights to exhibit the studios’ original feature films during specified time periods, or windows. Competition for popular programming is intense, and the growing number of SVOD services has increased the competition for programming. The businesses in the segment may have to increase the price they are willing to pay to avoid being outbid by their competitors for the rights to programming or in connection with the renewal of programming they currently license, and the cost to license such programming may increase due to such competition. The cost may also increase as companies seek window exclusivity rights for acquired programming or the right to exhibit programming on new distribution platforms. The segment also produces programming and it incurs costs for creative talent, including actors, writers and producers, as well as costs relating to development and marketing. The increased amount of original programming being aired by cable networks and, to a lesser extent, SVOD services could increase costs for talent due to increased competition for their services. The segment also incurs significant additional costs, such as newsgathering costs. The segment’s failure to generate sufficient revenues to offset increases in the costs associated with acquiring programming or producing original programming may lead to decreased profits at the segment.

The loss of subscribers could adversely affect the results of operations and future revenue growth at the Networks segment.    If the current weak economic conditions such as stagnant household formation and high unemployment rates persist or deteriorate further, or retail video service rates charged by affiliates continue to increase, subscribers may cancel their video service subscriptions, reduce the number of services they subscribe to or elect to subscribe to a lower-priced tier that may not include all of the segment’s networks and premium pay television services. In addition, technological developments and changes in consumer behavior, particularly among younger consumers, could result in such consumers choosing not to subscribe to multichannel video services. The segment also faces increasing competition from SVOD services. If consumers elect to utilize these services as an alternative to video services provided by affiliates, the segment’s networks and premium pay television services may experience a lack of growth or declines in subscribers. In addition, if affiliates reduce their marketing efforts associated with the segment’s premium pay television services, choose to promote their own movie and television programming or on-demand offerings in lieu of the segment’s premium pay television services or change the programming packages that contain the segment’s networks and premium pay televisions services, the number of subscribers to such networks and services could decline. A decrease in the number of an affiliate’s subscribers or the number of subscribers to the segment’s networks and premium pay television services could result in a decrease in subscription revenues, as well as a decrease in advertising revenues for the segment’s advertising-supported networks.

Service disruptions or the failure of communication satellites or transmitter facilities used by the Networks segment could harm the businesses in the segment or have a negative impact on their revenues.    The Networks segment uses communication and transmitter facilities to transmit its programming to affiliates. Currently, there are a limited number of communications satellites available for the transmission of programming. These satellites and facilities are critical to the segment’s ability to deliver its programming, and shutdowns or service disruptions pose significant risks to the segment’s businesses and their reputations. Such events may be caused by power outages, natural disasters (including extreme weather), terrorist attacks, failures or impairments of communications satellites or on-ground uplinks or downlinks used to transmit programming, or other similar events.

RISKS RELATING TO TIME WARNER’S FILM AND TV ENTERTAINMENT BUSINESSES

Sales of DVDs have been declining, which may adversely affect Warner Bros.’ growth prospects and results of operations.    Several factors are contributing to an industry-wide decline in DVD sales both domestically and internationally, which has had an adverse effect on Warner Bros.’ results of operations. These factors include challenging economic conditions, the maturation of the standard definition DVD format, piracy, intense competition for consumer discretionary spending and leisure and entertainment time, the declining popularity of catalog titles and declining price points. In addition, consumers are increasingly obtaining content through subscription rental (including SVOD services) and discount rental kiosks, both of which generate significantly less revenue for Warner Bros. than DVD sales. Warner Bros.’ efforts to offset the decline in DVD sales (e.g., Blu-ray Disc sales, sales of digital copies of feature films and establishing longer rental windows) and its efforts to make digital ownership of films more compelling to consumers may not be successful or it may be several years before consumers accept these offerings.

A decrease in demand for television programming could adversely affect Warner Bros.’ revenues.    Warner Bros. is a leading supplier of U.S.-produced scripted television programming as well as a leader in distributing U.S.-produced episodic programming overseas. Warner Bros. continues to be largely dependent on the strength of the U.S. broadcast and cable networks and their demand for Warner Bros.’ television programming. If there is a decrease in the demand for Warner Bros.’ television programming, it could reduce the number of new television series launched each year, decrease the overall scale of Warner Bros.’ television business or diminish the per-episode license fees generated by programming in initial broadcast windows and in subsequent syndication windows. Furthermore, vertically integrated networks could elect to buy more shows from their in-house production studios, driven in part by their desire to have more control over digital rights. Additionally, Warner Bros.’ television series that are already on the air may fail to meet ratings expectations, leading to their cancellation. This may be caused by individual series failing to achieve anticipated levels of popularity with intended audiences or by audience fragmentation. Local television stations may also face decreasing viewership that would adversely impact their advertising revenues. This could harm Warner Bros.’ ability to obtain the per-episode license fees in syndication that it has received in the past. In international territories, the increasing popularity of locally originated television and theatrical content could result in decreased demand, fewer available broadcast slots, and lower licensing and syndication revenues for U.S. television content. In addition, the consolidation of pay television content providers in international territories has provided them greater negotiating power, which may result in lower licensing fees.

If the costs of producing and marketing feature films continue to increase, it may be more difficult for feature films to generate profits.    The production and marketing of feature films is very expensive and the cost has increased in recent years. The trend toward producing more event films, including franchise films (which often entail higher talent costs for films later in the series), could result in even higher production costs. If production and marketing costs continue to increase, it may make it more difficult for the segment’s feature films to generate profits. Also, if film production incentives, such as subsidies and rebates, currently offered in certain U.S. states and international territories (particularly the U.K.) are reduced or discontinued, Warner Bros.’ capital requirements for film production could increase significantly.

RISKS RELATING TO TIME WARNER’S PUBLISHING BUSINESSES

The Publishing segment’s results of operations could be adversely affected if print advertising and newsstand sales continue to decline.    The Publishing segment has been experiencing declines in print advertising and newsstand sales at certain of its magazines as a result of market conditions in the magazine publishing industry as well as the current economic environment. The segment is pursuing a number of initiatives to help mitigate the impact of these declines. If these market and economic conditions continue or worsen or if the segment’s initiatives are not successful in mitigating the impact of these declines, the segment’s results of operations could be adversely affected.

The Publishing segment’s results of operations could be adversely affected as a result of additional increases in postal rates, and its business and results of operations could be negatively affected by other changes in postal service.    The U.S. Postal Service’s financial condition continues to decline. In 2012, the Postal Service closed 46 of its mail processing centers and announced plans to close additional processing centers in 2013 and 2014, which will result in slower delivery of first class mail and periodicals mail. In February 2013, the Postal Service announced that it plans to stop delivering mail on Saturdays beginning August 1, 2013. Additional measures taken to address the declining financial condition of the Postal Service could include increases to the rates for periodicals mail and local post office closures. If significant additional post office and mail processing center closures occur, Congress fails to act to address the Postal Service’s declining financial condition or the Postal Service stops delivering mail on Saturday, the segment’s business could be adversely affected. In addition, postage is a significant operating expense for the segment, and if there are significant increases in postal rates and the segment is not able to offset such increases, the segment’s results of operations could be negatively impacted.

The Publishing segment could face increased costs and business disruption from instability in the U.S. wholesaler distribution channel.    The Publishing segment operates a national distribution business that relies on wholesalers to distribute its magazines to newsstands and other retail outlets. A small number of wholesalers are responsible for a substantial percentage of the wholesale magazine distribution business in the U.S. In light of the economic climate and its impact on retailers, there may be consolidation among the wholesalers and one or more may become insolvent or unable to pay amounts due in a timely manner. Distribution channel disruptions can temporarily impede the Publishing segment’s ability to distribute magazines to the retail marketplace, which could, among other things, negatively affect the ability of certain magazines to meet the rate base established with advertisers. Continued disruption in the wholesaler channel, an increase in wholesaler costs or the failure of wholesalers to pay amounts due could adversely affect the Publishing segment’s operating income or cash flow.

A significant increase in the price of paper or significant disruptions in the Publishing segment’s supply of paper would have an adverse effect on the segment’s business and results of operations.    Paper represents a significant component of the Publishing segment’s total costs to produce magazines. The price of paper has historically been volatile and may increase as a result of various factors, including:

•	a reduction in the number of suppliers due to restructurings, bankruptcies and consolidations;
•	declining paper supply due to paper mill closures; and
•	other factors that generally adversely impact supplier profitability, including increases in operating expenses caused by rising raw material and energy costs.

If paper prices increase significantly or the segment experiences significant paper supply channel disruptions, the segment’s business and results of operations would be adversely affected.

Item 1B. Unresolved	Staff Comments.

Not applicable.

Item 2. Properties.

Time Warner’s headquarters are located in New York City at One Time Warner Center. The Company also owns or leases offices; studios; technical, production and warehouse spaces; satellite transmission facilities; data centers and other properties in numerous locations in the United States and around the world for its businesses. The Company considers its properties adequate for its current needs. The following table sets forth information as of December 31, 2012 with respect to the Company’s principal properties:

Location	Principal Use	Approximate Square Feet Floor Space	Type of Ownership; Expiration Date of Lease
New York, NY One Time Warner Center	Executive, business and administrative offices, a studio, technical space and a screening room (Corporate HQ and Turner)	1,007,500	Owned by the Company. Approx. 130,000 sq. ft. is leased to an unaffiliated third-party tenant.

New York, NY 75 Rockefeller Plaza Rockefeller Center	Sublet to unaffiliated third-party tenants by Corporate	582,400	Leased by the Company. Lease expires in 2014. Entire building is sublet by the Company to unaffiliated third-party tenants.

Hong Kong 979 King’s Rd. Oxford House	Executive, business and administrative offices, a studio, technical space and a screening room (Corporate, Turner, Warner Bros. and Time Inc.)	122,000	Leased by the Company. Lease expires in 2018.

Atlanta, GA One CNN Center	Executive, business and administrative offices, studios and technical and retail space (Turner)	1,280,000	Owned by the Company. Approx. 62,000 sq. ft. is leased to unaffiliated third-party tenants.

Atlanta, GA 1050 Techwood Dr.	Executive, business and administrative offices, studios and technical space (Turner)	1,170,000	Owned by the Company.

Santiago, Chile Pedro Montt 2354	Business offices, studios and technical space (Turner)	254,000	Owned by the Company.

Buenos Aires, Argentina 599 & 533 Defensa St.	Business offices, studios and technical space (Turner)	129,000	Owned by the Company.

Santiago, Chile Ines Matte Urrejola #0890 Provencia — Central	Business offices, studios and technical space (Turner)	82,000	Owned by the Company.

Washington, DC 820 First St.	Business offices, studios and technical space (Turner)	102,000	Leased by the Company. Lease expires in 2020.

London, England Turner House 16 Great Marlborough St.	Executive, business and administrative offices, studios and technical space (Turner)	100,000	Leased by the Company. Lease expires in 2019.

Los Angeles, CA 6430 Sunset Blvd.	Business offices, studios and technical space (Turner)	37,000	Leased by the Company. Lease expires in 2022.

Location	Principal Use	Approximate Square Feet Floor Space	Type of Ownership; Expiration Date of Lease
New York, NY 1100 and 1114 Ave. of the Americas	Executive, business and administrative offices and technical space (HBO)	673,000	Leased by the Company under two leases expiring in 2018.

Santa Monica, CA 2500 Broadway	Executive, business and administrative offices and technical space (HBO)	128,000	Leased by the Company. Lease expires in 2019.

Hauppauge, NY 300 New Highway	Business offices, communications center, production facility and technical space (HBO)	115,000	Owned by the Company.

New York, NY 120A East 23rd Street	Business and administrative offices, studios and technical space (HBO)	82,000	Leased by the Company. Lease expires in 2018.

Burbank, CA The Warner Bros. Studio	Executive, business and administrative offices, sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, back lot and parking lot/structures and other Burbank properties (Warner Bros.)	4,677,000(a)	Owned by the Company.

Leavesden, UK Leavesden Studios	Business and administrative offices, sound stages, technical and dressing room structures, machinery and equipment facilities, back lot and parking lots (Warner Bros.)	726,800	Owned by the Company.

Burbank, CA 3400 Riverside Dr.	Executive, business and administrative offices (Warner Bros.)	421,000	Leased by the Company. Lease expires in 2019.

Burbank, CA 3300 W. Olive Ave.	Executive, business and administrative offices and technical space (Warner Bros.)	231,000	Leased by the Company. Lease expires in 2021.

London, England 98 Theobald Rd.	Business and administrative offices and a screening room (Warner Bros.)	133,000	Leased by the Company. Lease expires in 2019.

New York, NY Time & Life Building Rockefeller Center	Executive, business, administrative and editorial offices (Time Inc.)	2,200,000	Leased by the Company. Lease expires in 2017. Approx. 429,000 sq. ft. is sublet to unaffiliated third-party tenants.

Location	Principal Use	Approximate Square Feet Floor Space	Type of Ownership; Expiration Date of Lease
London, England Blue Fin Building 110 Southwark St.	Executive, business, administrative and editorial offices (Time Inc.)	499,000	Owned by the Company. Approx. 153,000 sq. ft. is leased to unaffiliated third-party tenants.

Birmingham, AL 2100 Lakeshore Dr.	Executive, business, administrative and editorial offices (Time Inc.)	398,000	Owned by the Company.

New York, NY 135 West 50th Street	Business and editorial offices (Time Inc.)	240,000	Leased by the Company. Lease expires in 2017. Approx. 4,000 sq. ft. is sublet to unaffiliated third-party tenants.

Parsippany, NJ 260 Cherry Hill Road	Business offices (Corporate and Time Inc.)	132,000	Owned by the Company.

Tampa, FL One North Dale Mabry Highway	Business offices (Time Inc.)	69,900	Leased by the Company. Lease expires in 2020.

(a)	Represents 4,677,000 sq. ft. of improved space on 158 acres. Ten acres consist of various parcels adjoining The Warner Bros. Studio with mixed commercial and office uses.

Item 3. Legal	Proceedings.

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.

On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics, and the Company has filed counterclaims. On March 26, 2008, the court entered an order of summary judgment finding, among other things, that plaintiffs’ notices of termination were valid and that plaintiffs had thereby recaptured, as of April 16, 1999, their rights to a one-half interest in the Superman story material, as first published, but that the accounting for profits would not include profits attributable to foreign exploitation, republication of pre-termination works and trademark exploitation. On October 6, 2008, the court dismissed plaintiffs’ Lanham Act and “wasting” claims with prejudice, and subsequently determined that the remaining claims in the case will be subject to phased non-jury trials. On July 8, 2009, the court issued a decision in the first phase trial in favor of the defendants on the issue of whether the terms of various license agreements between DC Comics and Warner Bros. Entertainment Inc. were at fair market value or constituted “sweetheart deals.” On May 17, 2011, the court certified certain liability issues for interlocutory appeal and stayed proceedings pending that appeal. On January 10, 2013, the U.S. Court of Appeals for the Ninth Circuit reversed the district court’s decision to grant summary judgment in plaintiffs’ favor, holding that the parties reached a binding settlement agreement in 2001, and directed the district court to reconsider its ruling on DC Comics’ counterclaims challenging the validity of the plaintiffs’ termination notices.

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

On May 14, 2010, DC Comics filed a related lawsuit in the U.S. District Court for the Central District of California against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls. The lawsuit asserts a claim for declaratory relief concerning the validity and scope of the copyright termination notice served by the Shuster heirs, which, together with the termination notices served by the Siegel heirs described above, purports to preclude DC Comics from creating new Superman and/or Superboy works for distribution and sale in the United States after October 26, 2013. The lawsuit also seeks declaratory relief with respect to, inter alia, the validity of various agreements between Mr. Toberoff, his companies and the Shuster and Siegel heirs, and asserts claims for intentional interference by Mr. Toberoff with DC Comics’ contracts and prospective economic advantage with the Shuster and Siegel heirs, for which DC Comics seeks monetary damages. On October 25, 2011, defendants’ motion to strike certain causes of action was denied. On November 2, 2011, defendants appealed the denial to the U.S. Court of Appeals for the Ninth Circuit. On July 16, 2012, DC Comics filed a motion for partial summary judgment on two of its asserted claims – the validity of the copyright termination notice served by the Shuster heirs and that the agreements referenced above interfered with DC Comics’ rights under the copyright termination provisions. On August 20, 2012, defendants also filed a motion for partial summary judgment on these two claims, as well as on DC Comics’ asserted claim concerning the scope of the copyright termination notice served by the Shuster heirs. On October 17, 2012, the district court granted DC Comics’ motion for partial summary judgment, holding that, among other things, the Shuster heirs’ termination notice is invalid, and denying defendants’ motion for partial summary judgment. On December 11, 2012, defendants filed a notice of appeal of the district court’s ruling with the U.S. Court of Appeals for the Ninth Circuit.

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

On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, “Anderson News”) filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time/Warner Retail Sales & Marketing, Inc. Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Plaintiffs are seeking unspecified monetary damages. On August 2, 2010, the court granted defendants’ motions to dismiss the complaint with prejudice and, on October 25, 2010, the court denied Anderson News’ motion for reconsideration of that dismissal. On November 8, 2010, Anderson News appealed and, on April 3, 2012, the U.S. Court of Appeals for the Second Circuit vacated the district court’s dismissal of the complaint and remanded the case to the district court. On January 7, 2013, the U.S. Supreme Court denied defendants’ petition for writ of certiorari to review the judgment of the U.S. Court of Appeals for the Second Circuit vacating the district court’s dismissal of the complaint. The case continues to proceed before the district court.

The Company intends to vigorously defend against or prosecute, as applicable, the matters described above.

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and several other programming content providers (collectively, the “programmer defendants”) as well as cable and satellite providers (collectively, the “distributor defendants”), alleging violations of the federal antitrust laws. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. In an order dated October 15, 2009, the court dismissed the third amended complaint with prejudice. On October 30, 2009, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit. On March 30, 2012, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the lawsuit. On August 2, 2012, plaintiffs filed a petition for writ of certiorari to review with the U.S. Supreme Court the judgment of the U.S. Court of Appeals for the Ninth Circuit affirming the district court’s dismissal of the lawsuit. On November 5, 2012, the U.S. Supreme Court denied plaintiffs’ petition for writ of certiorari. This concludes the litigation. As a result, the Company does not intend to include disclosure regarding this litigation in future periodic reports.

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

For matters disclosed above for which a loss is probable or reasonably possible, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0 and $80 million at December 31, 2012. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Item 4. Mine	Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3) to Form 10-K, the information regarding the Company’s executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 15, 2013.

Name	Age	Office
Jeffrey L. Bewkes	60	Chairman and Chief Executive Officer
John K. Martin, Jr	45	Chief Financial & Administrative Officer
Paul T. Cappuccio	51	Executive Vice President & General Counsel
Gary Ginsberg	50	Executive Vice President, Corporate Marketing & Communications
Carol A. Melton	58	Executive Vice President, Global Public Policy
Olaf Olafsson	50	Executive Vice President, International & Corporate Strategy

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

Mr. Martin

Chief Financial & Administrative Officer since May 2011; prior to that, Mr. Martin served as Executive Vice President, Chief Financial & Administrative Officer from January 2011 to May 2011; prior to that, Mr. Martin served as Executive Vice President and Chief Financial Officer from January 2008 to January 2011. Mr. Martin served as Executive Vice President and Chief Financial Officer of TWC from August 2005 through December 2007. Mr. Martin joined TWC from Time Warner, where he had served as Senior Vice President of Investor Relations from May 2004 and Vice President of Investor Relations from March 2002 to May 2004. Prior to that, Mr. Martin was Director in the Equity Research group of ABN AMRO Securities LLC from 2000 to 2002, and Vice President of Investor Relations at the Company from 1999 to 2000. Mr. Martin first joined the Company in 1993 as a Manager of SEC financial reporting.

Mr. Cappuccio

Executive Vice President & General Counsel since January 2001; prior to that, Mr. Cappuccio served as Senior Vice President and General Counsel of AOL from August 1999. From 1993 to 1999, Mr. Cappuccio was a partner at the Washington, D.C. office of the law firm of Kirkland & Ellis. Mr. Cappuccio was an Associate Deputy Attorney General at the U.S. Department of Justice from 1991 to 1993.

Mr. Ginsberg

Executive Vice President, Corporate Marketing & Communications since April 2010; prior to that, Mr. Ginsberg served as an Executive Vice President at News Corporation from January 1999 to December 2009, most recently serving as Executive Vice President of Global Marketing and Corporate Affairs. Prior to that, Mr. Ginsberg served as Managing Director at the strategic consulting firm Clark & Weinstock from November 1996 to December 1998, Senior Editor and Counsel of George magazine from March 1995 to November 1996, and Assistant Counsel to President Clinton and Senior Counsel at the U.S. Department of Justice from January 1993 to November 1994.

Ms. Melton

Executive Vice President, Global Public Policy since June 2005; prior to that, Ms. Melton worked for eight years at Viacom Inc., serving as Executive Vice President, Government Relations at the time she left to rejoin Time Warner. Prior to that, Ms. Melton served as Vice President in Time Warner’s Public Policy Office until 1997, having joined the Company in 1987 after having served as Legal Advisor to the Chairman of the FCC.

Mr. Olafsson

Executive Vice President, International & Corporate Strategy since March 2003. During 2002, Mr. Olafsson pursued personal interests, including working on a novel that was published in the fall of 2003. Prior to that, he was Vice Chairman of Time Warner Digital Media from November 1999 through December 2001 and, prior to that, Mr. Olafsson served as President of Advanta Corp. from March of 1998 until November 1999.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is a corporation organized under the laws of Delaware, and was formed on February 4, 2000 in connection with the Company’s January 2001 merger with America Online, Inc. The principal market for the Company’s Common Stock is the NYSE. For quarterly price information with respect to the Company’s Common Stock for the two years ended December 31, 2012, see “Quarterly Financial Information” at page 133 herein, which information is incorporated herein by reference. The number of holders of record of the Company’s Common Stock as of February 15, 2013 was approximately 23,100.

The Company paid a cash dividend of $0.235 per share in each quarter of 2011 and a cash dividend of $0.26 per share in each quarter of 2012.

On February 5, 2013, the Company’s Board of Directors approved an increase in the quarterly cash dividend to $0.2875 per share and declared the next regular quarterly cash dividend to be paid on March 15, 2013 to stockholders of record on February 28, 2013. The Company currently expects to continue to pay comparable cash dividends in the future. Changes to the Company’s dividend policy will depend on the Company’s earnings, investment opportunities, capital requirements, financial condition, economic conditions and other factors considered relevant by the Company’s Board of Directors.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended December 31, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2012 - October 31, 2012	5,797,150	$45.11	5,797,150	$2,083,925,263
November 1, 2012 - November 30, 2012	10,919,089	$45.24	10,919,089	$1,589,921,319
December 1, 2012 - December 31, 2012	10,786,660	$47.15	10,786,660	$1,081,285,444

Total	27,502,899	$45.97	27,502,899	$1,081,285,444

(1)	These amounts do not give effect to any fees, commissions or other costs associated with the share repurchases.
(2)

On February 8, 2012, the Company announced that its Board of Directors had authorized a new $4.0 billion stock repurchase program. On February 6, 2013, the Company announced that its Board of Directors had authorized a total of $4.0 billion in share repurchases beginning January 1, 2013, including the approximately $1.1 billion remaining at December 31, 2012 from the prior $4.0 billion authorization. Purchases under the stock repurchase program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. In the past, the Company has repurchased shares of its common stock pursuant to trading plans under Rule 10b5-1 promulgated under the Exchange Act, and it may repurchase shares of its common stock utilizing such trading plans in the future.

(3)

These amounts do not reflect the fees, commissions or other costs associated with the share repurchases or the authorization of an aggregate $4.0 billion in share repurchases announced in February 2013.

Item 6. Selected Financial Data.

The selected financial information of the Company for the five years ended December 31, 2012 is set forth at page 132 herein and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 45 through 73 herein is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 70 through 72 herein is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of the Company and the report of independent registered public accounting firm thereon set forth at pages 74 through 128, 134 through 142, and 130 herein, respectively, are incorporated herein by reference.

Quarterly Financial Information set forth at page 133 herein is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm thereon set forth at pages 129 and 131 herein are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14. Directors,

Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accounting Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2013 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 44 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this report.

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

TIME WARNER INC.

By:	/s/ John K. Martin, Jr.
	Name:	John K. Martin, Jr.
	Title:	Chief Financial & Administrative Officer

Date: February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY L. BEWKES Jeffrey L. Bewkes	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 22, 2013

/S/ JOHN K. MARTIN, JR. John K. Martin, Jr.	Chief Financial & Administrative Officer (principal financial officer)	February 22, 2013

/S/ PASCAL DESROCHES Pascal Desroches	Senior Vice President & Controller (principal accounting officer)	February 22, 2013

/S/ JAMES L. BARKSDALE James L. Barksdale	Director	February 22, 2013

/S/ WILLIAM P. BARR William P. Barr	Director	February 22, 2013

/S/ STEPHEN F. BOLLENBACH Stephen F. Bollenbach	Director	February 22, 2013

/S/ ROBERT C. CLARK Robert C. Clark	Director	February 22, 2013

Signature	Title	Date

/S/ MATHIAS DÖPFNER Mathias Döpfner	Director	February 22, 2013

/S/ JESSICA P. EINHORN Jessica P. Einhorn	Director	February 22, 2013

/S/ FRED HASSAN Fred Hassan	Director	February 22, 2013

/S/ KENNETH J. NOVACK Kenneth J. Novack	Director	February 22, 2013

/S/ PAUL D. WACHTER Paul D. Wachter	Director	February 22, 2013

/S/ DEBORAH C. WRIGHT Deborah C. Wright	Director	February 22, 2013

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on Time Warner Inc.’s (“Time Warner” or the “Company”) businesses, current developments, financial condition, cash flows and results of operations. MD&A is organized as follows:

•

Overview.    This section provides a general description of Time Warner’s business segments, as well as recent developments the Company believes are important in understanding the results of its operations and financial condition or in understanding anticipated future trends.

•

Results of operations.    This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2012. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is provided.

•

Financial condition and liquidity.    This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2012 and the Company’s outstanding debt and commitments as of December 31, 2012. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s ongoing operations and future commitments, as well as a discussion of other financing arrangements.

•

Market risk management.    This section discusses how the Company monitors and manages exposure to potential gains and losses arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments.

•

Critical accounting policies.    This section identifies those accounting policies that are considered important to the Company’s results of operations and financial condition, require significant judgment and involve significant management estimates. The Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

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

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, CNN, HBO, Cinemax, Warner Bros., New Line Cinema, People, Sports Illustrated and Time. During the year ended December 31, 2012, the Company generated Revenues of $28.729 billion (down 1% from $28.974 billion in 2011), Operating Income of $5.918 billion (up 2% from $5.805 billion in 2011), Net Income attributable to Time Warner shareholders of $3.019 billion (up 5% from $2.886 billion in 2011) and Cash provided by operations from continuing operations of $3.476 billion (up 1% from $3.448 billion in 2011).

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Networks, Film and TV Entertainment and Publishing. For additional information regarding Time Warner’s segments, refer to Note 15, “Segment Information,” to the accompanying consolidated financial statements. Effective for the first quarter of 2012, the

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Company changed the name of its Filmed Entertainment reportable segment to Film and TV Entertainment. This change did not affect the composition of the segment; accordingly, all prior period financial information related to this reportable segment was unaffected.

Networks.    Time Warner’s Networks segment consists of Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“Home Box Office”). During the year ended December 31, 2012, the Networks segment recorded Revenues of $14.204 billion (49% of the Company’s total Revenues) and $4.719 billion in Operating Income.

Turner operates domestic and international networks, including such recognized brands as TNT, TBS, truTV, CNN and Cartoon Network, which are among the leaders in advertising-supported television networks. The Turner networks generate revenues principally from providing programming to affiliates that have contracted to receive and distribute this programming to subscribers and from the sale of advertising. Turner also provides online and mobile offerings for on-demand viewing of programs on its networks and live streaming of CNN, HLN and Cartoon Network to authenticated subscribers. Turner also manages and operates various digital media properties that primarily consist of brand-aligned websites, including CNN.com, NBA.com and related properties, NCAA.com and cartoonnetwork.com that generate revenues principally from the sale of advertising and sponsorships.

Home Box Office operates the HBO and Cinemax domestic multi-channel premium pay television services, with the HBO service ranking as the most widely distributed domestic multi-channel premium pay television service. HBO- and Cinemax-branded premium pay and basic tier television services are distributed in more than 60 countries in Latin America, Asia and Europe. HBO and Cinemax domestic pay television subscribers have access to the authenticated HBO GO and MAX GO streaming services, respectively, on various online and mobile platforms, and an authenticated HBO GO streaming service is available to international premium pay television subscribers of HBO in a number of countries. Home Box Office generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. Additional sources of revenues for Home Box Office are the sale of its original programming via DVDs, Blu-ray Discs and electronic sell-through (“EST”) and the licensing of original programming primarily to international television networks. HBO’s original programming includes Game of Thrones, True Blood and Boardwalk Empire.

During the year ended December 31, 2012, Turner shut down its general entertainment network, Imagine, in India and its TNT television operations in Turkey (collectively, the “Imagine and TNT Turkey Shutdowns”) as a result of the failure to meet performance and growth objectives. For the year ended December 31, 2012, the Company recognized $208 million of charges related to the Imagine and TNT Turkey Shutdowns. These shutdowns allow the Company to redirect its resources toward opportunities with stronger growth prospects. See “Transactions and Other Items Affecting Comparability” as well as Note 3, “Business Acquisitions and Dispositions,” to the accompanying consolidated financial statements for further information.

The Company anticipates that international expansion will continue to be an area of focus at the Networks segment for the foreseeable future.

Over the next several years, the Company expects subscription revenues generated by basic cable networks and premium pay television services in the industry to grow as a result of affiliate rate increases driven by investments in high quality programming.

Film and TV Entertainment.    Time Warner’s Film and TV Entertainment segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute feature films, television shows and videogames. During the year ended December 31, 2012, the Film and TV Entertainment segment recorded Revenues of $12.018 billion (39% of the Company’s total Revenues) and $1.228 billion in Operating Income.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The Film and TV Entertainment segment’s theatrical product revenues are generated principally through rental fees from theatrical exhibition of feature films, including the following films: Argo, The Campaign, The Dark Knight Rises, The Hobbit: An Unexpected Journey, Journey 2: The Mysterious Island, Magic Mike and Wrath of the Titans, and subsequently through licensing fees received from the distribution of films on television networks and pay television programming services. Television product revenues are generated principally from the licensing of programs to television networks and pay television programming services. The segment also generates revenues for both its theatrical and television product through home video distribution on DVD and Blu-ray Discs and in various digital formats (e.g., EST and video-on-demand) as well as through licensing of feature films and television programming to broadband subscription video-on-demand services (“SVOD”). In addition, the segment generates revenues through the development and distribution of videogames.

Warner Bros. continues to be an industry leader in the television content business. For the 2012-2013 season, Warner Bros. produced more than 50 series, with at least two series for each of the five broadcast networks (including 2 Broke Girls, Arrow, The Bachelor, The Big Bang Theory, Fringe, The Mentalist, The Middle, Mike & Molly, Person of Interest, Two and a Half Men, Vampire Diaries and The Voice), several original series for cable television networks (including Dallas, Longmire, Major Crimes, Pretty Little Liars and Rizzoli & Isles) and several series for first-run syndication (including The Ellen DeGeneres Show, Extra and TMZ). Internationally, Warner Bros. operates a group of local television production companies in the U.K. and the Netherlands that focus on developing non-scripted programs and formats that can be sold internationally and adapted for sale in the U.S. Warner Bros. has also begun to create locally produced versions of programs owned by the studio as well as original local television programming.

The distribution and sale of physical discs (both standard definition DVDs and high definition Blu-ray Discs) has been one of the largest contributors to the segment’s revenues and profits over the last decade. However, in recent years, home video revenues have declined as a result of several factors, including consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than physical disc sales; the general economic downturn in the U.S. and many regions around the world; increasing competition for consumer discretionary time and spending; and piracy. The electronic delivery of film and television content is growing and becoming more important to the Film and TV Entertainment segment, which has helped to offset some, but not all, of the decline in sales of physical discs. In 2012, the decline in consumer spending on physical discs moderated compared to prior years, while the growth in consumer spending on electronic delivery increased.

Publishing.    Time Warner’s Publishing segment consists principally of Time Inc.’s magazine publishing and related websites as well as book publishing and marketing businesses. During the year ended December 31, 2012, the Publishing segment recorded Revenues of $3.436 billion (12% of the Company’s total Revenues) and $420 million in Operating Income.

As of December 31, 2012, Time Inc. published 21 magazines in print in the U.S., including People, Sports Illustrated, InStyle and Time, and over 70 magazines outside the U.S. All of Time Inc.’s U.S. magazines are available as tablet editions on multiple digital devices and platforms. The Publishing segment generates revenues primarily from the sale of advertising, magazine subscriptions and newsstand sales. The Publishing segment is experiencing declines in its print advertising and newsstand sales as a result of market conditions in the magazine publishing industry as well as the current economic environment in the U.S. and internationally. The Publishing segment is pursuing a number of initiatives to help mitigate these declines, including conducting additional brand marketing; developing innovative ways to sell branded magazine content outside of traditional channels, including websites, tablets and other mobile devices; developing integrated advertising solutions that will provide greater data insight and value to advertisers; developing a new cross-platform content management system; and improving its operating efficiency through management of its cost structure.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

During the fourth quarter of 2010, Turner assumed management of the SI.com and Golf.com websites, including selling the advertising for the websites, from Time Inc. In exchange, Time Inc. received a license fee from Turner. In the second quarter of 2012, Time Inc. assumed management of these websites from Turner and, with the transfer, Time Inc. now sells the advertising for these websites and no longer receives a license fee from Turner. These changes did not affect the Company’s consolidated results of operations for the years ended December 31, 2012, 2011 and 2010.

Recent Developments

Common Stock Repurchase Program

In January 2013, Time Warner’s Board of Directors authorized up to $4.0 billion of share repurchases beginning January 1, 2013, including amounts available under the Company’s prior stock repurchase program as of December 31, 2012. See “Financial Condition and Liquidity — Current Financial Condition” for more information.

Revolving Credit Facility Maturity Date Extension

In 2012, the Company amended one of its $2.5 billion senior unsecured revolving credit facilities to extend the maturity date from September 27, 2015 to December 14, 2017. The maturity date of Time Warner’s other $2.5 billion senior unsecured revolving credit facility was not affected and remains September 27, 2016. See “Financial Condition and Liquidity — Outstanding Debt and Other Financing Arrangements” for more information.

Bleacher Report

In 2012, Turner acquired Bleacher Report, a leading online and mobile sports property, for $170 million, net of cash acquired. See Note 3, “Business Acquisitions and Dispositions,” to the accompanying consolidated financial statements.

2012 Debt Offering

In 2012, Time Warner issued $1.0 billion aggregate principal amount of debt securities in a public offering. See “Financial Condition and Liquidity — Outstanding Debt and Other Financing Arrangements” for more information.

CME

In 2012, the Company purchased additional shares of Class A common stock and one share of preferred stock that is convertible into Class A common stock of Central European Media Enterprises Ltd. (“CME”), a publicly traded media and entertainment company that operates leading television networks in six Central and Eastern European countries, for $171 million. As a result of these purchases, the Company increased its economic interest in CME from 34% to 49.9%. In 2012, the Company recorded a $43 million noncash impairment of its investment in CME. For additional information regarding the transactions with CME, see Note 3, “Business Acquisitions and Dispositions,” to the accompanying consolidated financial statements.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

RESULTS OF OPERATIONS

Recent Accounting Guidance

See Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for a discussion of recent accounting guidance adopted.

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results has been affected by transactions and certain other items in each period as follows (millions):

	Year Ended December 31,
	2012	2011	2010
Asset impairments	$(186)	$(44)	$(20)
Gain on operating assets, net	9	7	70
Other	(31)	(22)	(22)

Impact on Operating Income	(208)	(59)	28
Investment gains (losses), net	(73)	(168)	32
Amounts related to the separation of Time Warner Cable Inc.	4	(5)	(6)
Amounts related to the disposition of Warner Music Group	(7)	—	—
Premiums paid and transaction costs incurred in connection with debt redemptions	—	—	(364)

Pretax impact(a)	(284)	(232)	(310)
Income tax impact of above items	100	43	131

Impact of items on income from continuing operations attributable to Time Warner Inc. shareholders	$(184)	$(189)	$(179)

(a)	For the year ended December 31, 2010, pretax impact amount does not include $23 million of external costs related to mergers, acquisitions or dispositions.

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $119 million, $113 million and $97 million for the years ended December 31, 2012, 2011 and 2010, respectively. During the year ended December 31, 2010, the Company also recognized a $58 million reserve reversal in connection with the resolution of litigation related to the sale of the Atlanta Hawks and Thrashers sports franchises and certain operating rights to the Philips Arena (the “Winter Sports Teams”). For further discussion of Restructuring and severance costs, see “Consolidated Results” and “Business Segment Results.”

Asset Impairments

During the year ended December 31, 2012, the Company recognized $174 million of charges at the Networks segment in connection with the Imagine and TNT Turkey Shutdowns primarily related to certain receivables, including value added tax receivables, inventories and long-lived assets, including Goodwill. For the year ended December 31, 2012, the Company also recognized $12 million of other miscellaneous noncash asset impairments consisting of $2 million at the Networks segment, $4 million at the Film and TV Entertainment segment and $6 million at the Publishing segment.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

During the year ended December 31, 2011, the Company recorded noncash impairments of $6 million at the Networks segment primarily related to a tradename impairment, $21 million at the Film and TV Entertainment segment of which $12 million related to capitalized software costs and $17 million at the Publishing segment of which $11 million related to a tradename impairment.

During the year ended December 31, 2010, the Company recorded noncash impairments of $9 million at the Film and TV Entertainment segment related to the termination of a videogames licensing relationship and $11 million at the Publishing segment related to certain intangible assets.

Gain on Operating Assets, Net

For the year ended December 31, 2012, the Company recognized net gains on operating assets of $9 million, including a $34 million gain at the Networks segment on the settlement of an indemnification obligation related to the Company’s 2007 sale of the Atlanta Braves baseball franchise (the “Braves”), $1 million of noncash income at the Film and TV Entertainment segment related to a fair value adjustment on certain contingent consideration arrangements, a $36 million loss at the Publishing segment in connection with the sale in the first quarter of 2012 of Time Inc.’s school fundraising business, QSP (the “QSP Business”), and a $10 million gain at the Corporate segment on the disposal of certain corporate assets.

For the year ended December 31, 2011, the Company recognized net gains on operating assets of $7 million, including noncash income of $9 million at the Film and TV Entertainment segment associated with a fair value adjustment on certain contingent consideration arrangements.

For the year ended December 31, 2010, the Company recognized a $59 million gain at the Networks segment upon the acquisition of the controlling interest in HBO Europe (formerly HBO Central Europe), reflecting the recognition of the excess of the fair value over the Company’s carrying costs of its original investment in HBO Europe. For the year ended December 31, 2010, the Company also recorded noncash income of $11 million at the Film and TV Entertainment segment associated with a fair value adjustment on certain contingent consideration arrangements.

Other

Other reflects legal and other professional fees related to the defense of securities litigation matters for former employees totaling $3 million, $8 million and $22 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Other also reflects external costs related to mergers, acquisitions or dispositions of $28 million and $14 million for the years ended December 31, 2012 and 2011, respectively. The external costs related to mergers, acquisitions or dispositions for the year ended December 31, 2012 included $18 million related to the Imagine and TNT Turkey Shutdowns.

Amounts related to securities litigation and government investigations and external costs related to mergers, acquisitions or dispositions are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Investment Gains (Losses), Net

For the year ended December 31, 2012, the Company recognized $73 million of net investment losses, including a $43 million noncash impairment related to the Company’s investment in CME, $19 million of net miscellaneous losses, a $16 million loss on an investment in a network in Turkey recognized as part of the Imagine and TNT Turkey Shutdowns and noncash income of $5 million associated with a fair value adjustment on certain options to redeem securities.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the year ended December 31, 2011, the Company recognized net investment losses of $168 million, including a $163 million noncash impairment related to the Company’s investment in CME, $3 million of net miscellaneous losses and a noncash loss of $2 million associated with a fair value adjustment on certain options to redeem securities.

For the year ended December 31, 2010, the Company recognized net investment gains of $32 million, including $13 million of miscellaneous investment gains, net, and noncash income of $19 million associated with a fair value adjustment on certain options to redeem securities.

Amounts Related to the Separation of Time Warner Cable Inc.

For the years ended December 31, 2012, 2011 and 2010, the Company recognized other income of $9 million, other income of $4 million and other loss of $6 million, respectively, related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by Time Warner Cable Inc. (“TWC”) employees, which has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations. For the years ended December 31, 2012 and 2011, the Company also recognized $5 million and $9 million, respectively, of other loss related to changes in the value of a TWC tax indemnification receivable, which has also been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Disposition of the Warner Music Group

For the year ended December 31, 2012, the Company recognized $7 million of losses primarily related to a tax indemnification obligation associated with the disposition of the Warner Music Group (“WMG”) in 2004. This amount has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

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

Income Tax Impact

The income tax impact reflects the estimated tax provision or tax benefit associated with each item affecting comparability. Such estimated tax provision or tax benefit can vary based on certain factors, including the taxability or deductibility of the items and foreign tax on certain items. For the year ended December 31, 2012, the income tax impact includes a $42 million benefit reflecting the reversal of a valuation allowance related to the expected usage of capital loss carryforwards in connection with the Film and TV Entertainment segment’s agreement to sell its investment in a joint venture in Japan. The sale of such investment is expected to close in the first quarter of 2013.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Consolidated Results

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying Consolidated Statement of Operations.

Revenues.    The components of Revenues are as follows (millions):

	Year Ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Subscription	$9,997	$9,523	$9,028	5%	5%
Advertising	6,121	6,116	5,682	—	8%
Content	11,832	12,635	11,565	(6%)	9%
Other	779	700	613	11%	14%

Total revenues	$28,729	$28,974	$26,888	(1%)	8%

For the year ended December 31, 2012, the increase in Subscription revenues was primarily related to an increase at the Networks segment. Advertising revenues for the year ended December 31, 2012 were essentially flat as an increase at the Networks segment was largely offset by a decrease at the Publishing segment. The decrease in Content revenues for the year ended December 31, 2012 was due primarily to decreases at the Film and TV Entertainment and Networks segments. The increase in Other revenues for the year ended December 31, 2012 was primarily related to an increase at the Film and TV Entertainment segment, partially offset by a decline at the Publishing segment.

For the year ended December 31, 2011, the increase in Subscription and Advertising revenues was primarily related to an increase at the Networks segment. The increase in Content revenues for the year ended December 31, 2011 was due primarily to increases at the Film and TV Entertainment and Networks segments.

Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.    Costs of revenues were $15.934 billion, $16.311 billion and $15.023 billion for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease for the year ended December 31, 2012 reflected declines at the Film and TV Entertainment and Publishing segments, partially offset by an increase at the Networks segment. The increase for the year ended December 31, 2011 was driven primarily by increases at the Networks and Film and TV Entertainment segments. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $6.333 billion, $6.439 billion and $6.126 billion for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease for the year ended December 31, 2012 primarily related to declines at the Publishing and Networks segments, partly offset by increases at the Film and TV Entertainment and Corporate segments. The increase for the year ended December 31, 2011 primarily related to increases at the Networks and Film and TV Entertainment segments. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $644 million, $653 million and $674 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Amortization Expense.    Amortization expense was $248 million, $269 million and $264 million for the years ended December 31, 2012, 2011 and 2010, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Restructuring and Severance Costs.    For the years ended December 31, 2012, 2011 and 2010, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs by segment are as follows (millions):

	Year Ended December 31,
	2012	2011	2010
Networks	$67	$52	$6
Film and TV Entertainment	23	41	30
Publishing	27	18	61
Corporate	2	2	—

Total restructuring and severance costs	$119	$113	$97

The total number of employees terminated across the segments in 2012, 2011 and 2010 was approximately 1,100, 1,200 and 500, respectively.

Operating Income.    Operating Income was $5.918 billion, $5.805 billion and $5.428 billion for the years ended December 31, 2012, 2011 and 2010, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $208 million of expense, $59 million of expense and $28 million of income for the years ended December 31, 2012, 2011 and 2010, respectively, Operating Income increased $262 million and $464 million in 2012 and 2011, respectively. The increase in 2012 reflected an increase at the Networks segment, offset in part by decreases at the Publishing and Film and TV Entertainment segments. The increase in 2011 reflected increases at all of the segments. The segment variations are discussed under “Business Segment Results.”

Interest Expense, Net.    Interest expense, net was $1.253 billion, $1.210 billion and $1.178 billion for the years ended December 31, 2012, 2011 and 2010, respectively. The increase for the year ended December 31, 2012 reflected higher average net debt in 2012, partially offset by an approximate $30 million decrease in interest expense due to lower average interest rates. The increase for the year ended December 31, 2011 reflected higher average debt in 2011, primarily related to the issuance of $2.0 billion aggregate principal amount of debt securities in April 2011 and $1.0 billion aggregate principal amount of debt securities in October 2011, partially offset by an approximate $60 million decline in interest expense due to lower average interest rates.

Other Loss, Net.    Other loss, net detail is shown in the table below (millions):

	Year Ended December 31,
	2012	2011	2010
Investment gains (losses), net	$(73)	$(168)	$32
Amounts related to the separation of TWC	4	(5)	(6)
Amounts related to the disposition of WMG	(7)	—	—
Premiums paid and transaction costs incurred in connection with debt redemptions	—	—	(364)
Income (loss) from equity method investees	(46)	(40)	6
Other	(1)	(16)	1

Other loss, net	$(123)	$(229)	$(331)

Investment gains (losses), net, amounts related to the separation of TWC, amounts related to the disposition of WMG and premiums paid and transaction costs incurred in connection with debt redemptions are discussed under “Transactions and Other Items Affecting Comparability.”

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The remaining changes in Other loss, net for the year ended December 31, 2012 included an adjustment to reduce a liability for deferred compensation and higher net losses from equity method investees. For the year ended December 31, 2011, the remaining change in Other loss, net was due primarily to losses from equity method investees and the unfavorable impact of foreign exchange rates.

Income Tax Provision.    Income tax provision was $1.526 billion, $1.484 billion and $1.348 billion for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s effective tax rate was 34% for the years ended December 31, 2012, 2011 and 2010.

Net Income.    Net income was $3.016 billion, $2.882 billion and $2.571 billion for the years ended December 31, 2012, 2011 and 2010, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $184 million, $189 million and $179 million of expense for the years ended December 31, 2012, 2011 and 2010, respectively, Net income increased $129 million and $321 million in 2012 and 2011, respectively. The increase in both 2012 and 2011 primarily reflected higher Operating Income.

Net Loss Attributable to Noncontrolling Interests.    For the years ended December 31, 2012, 2011 and 2010, Net loss attributable to noncontrolling interests was $3 million, $4 million and $7 million, respectively.

Net Income Attributable to Time Warner Inc. Shareholders.    Net income attributable to Time Warner Inc. shareholders was $3.019 billion, $2.886 billion and $2.578 billion for the years ended December 31, 2012, 2011 and 2010, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $3.14 and $3.09, respectively, for the year ended December 31, 2012, $2.74 and $2.71, respectively, for the year ended December 31, 2011 and $2.27 and $2.25, respectively, for the year ended December 31, 2010.

Business Segment Results

Networks.    Revenues and Operating Income of the Networks segment for the years ended December 31, 2012, 2011 and 2010 are as follows (millions):

	Year Ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenues:
Subscription	$8,670	$8,166	$7,671	6%	6%
Advertising	4,308	4,189	3,736	3%	12%
Content	1,043	1,144	942	(9%)	21%
Other	183	155	131	18%	18%

Total revenues	14,204	13,654	12,480	4%	9%
Costs of revenues(a)	(6,566)	(6,403)	(5,732)	3%	12%
Selling, general and administrative(a)	(2,355)	(2,408)	(2,200)	(2%)	9%
Gain (loss) on operating assets	34	(2)	59	NM	(103%)
Asset impairments	(176)	(6)	—	NM	NM
Restructuring and severance costs	(67)	(52)	(6)	29%	NM
Depreciation	(323)	(326)	(342)	(1%)	(5%)
Amortization	(32)	(41)	(35)	(22%)	17%

Operating Income	$4,719	$4,416	$4,224	7%	5%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Networks segment are as follows (millions):

	Year Ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Programming costs:
Originals and sports	$3,354	$3,168	$2,661	6%	19%
Acquired films and syndicated series	1,775	1,836	1,824	(3%)	1%

Total programming costs	5,129	5,004	4,485	2%	12%
Other direct operating costs	1,437	1,399	1,247	3%	12%

Costs of revenues(a)	$6,566	$6,403	$5,732	3%	12%

(a)	Costs of revenues exclude depreciation.

2012 vs. 2011

The increase in Subscription revenues for the year ended December 31, 2012 was primarily due to an increase in domestic subscription revenues of $457 million driven largely by higher domestic rates and an increase in international subscription revenues of $47 million reflecting subscriber growth and the unfavorable impact of foreign exchange rates of approximately $60 million.

The increase in Advertising revenues for the year ended December 31, 2012 primarily reflected domestic growth of $175 million mainly due to higher pricing and additional National Basketball Association games, partially offset by lower international advertising revenues of $56 million primarily due to the unfavorable impact of the Imagine and TNT Turkey Shutdowns and the negative effect of foreign exchange rates of approximately $30 million.

The decrease in Content revenues for the year ended December 31, 2012 was due primarily to lower licensing revenues, including lower revenues from the licensing of original programming. In addition, Content revenues declined due to the shutdown of Turner’s TNT television operations in Turkey.

The increase in Costs of revenues for the year ended December 31, 2012 was driven by higher originals and sports programming costs, including a $37 million charge related to the cancellation of an original series, partially offset by lower acquired films and syndicated series programming costs. In addition, the increase in originals and sports programming costs was partially offset by lower programming costs related to the Imagine and TNT Turkey Shutdowns.

For the year ended December 31, 2012, Selling, general and administrative expenses decreased due primarily to lower marketing expenses, which were mainly as a result of declines at Home Box Office including the absence of an HBO GO national marketing campaign in the current year.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the year ended December 31, 2012 reflect the charges incurred in connection with the Imagine and TNT Turkey Shutdowns, consisting of $174 million primarily related to certain receivables, including value added tax receivables, inventories and long-lived assets, including Goodwill, and $18 million related to exit and other transaction costs. The results for the year ended December 31, 2012 also included a $34 million gain on the settlement of an indemnification obligation related to the Company’s 2007 sale of the Braves. In addition, for the years ended December 31, 2012 and 2011, the Networks segment incurred $2 million and $6 million, respectively, of other miscellaneous asset impairments.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The increase in Operating Income was due primarily to higher revenues and lower Selling, general and administrative expenses, partially offset by higher Costs of revenues and the charges incurred in connection with the Imagine and TNT Turkey Shutdowns.

2011 vs. 2010

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

The increase in Costs of revenues was driven by higher programming costs and other direct operating costs. The increase in programming costs reflected higher costs for originals and sports programming related primarily to the NCAA Tournament and international growth. Approximately half of the increase in originals and sports programming costs related to the NCAA Tournament. The increase in other direct operating costs was primarily driven by higher international costs mainly related to international growth.

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

As previously noted under “Transactions and Other Items Affecting Comparability,” the 2011 results included $6 million of noncash impairments primarily related to a tradename impairment, and the 2010 results included a $59 million Gain on operating assets that was recognized upon the Company’s acquisition of the controlling interest in HBO Europe, reflecting the excess of the fair value over the Company’s carrying costs of its original investment in HBO Europe.

Operating Income increased primarily due to higher revenues, partially offset by higher Costs of revenues, Selling, general and administrative expenses and Restructuring and severance costs. Operating Income growth for the year ended December 31, 2011 was also negatively affected due to the absence of the $59 million Gain on operating assets relating to HBO Europe discussed above.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Film and TV Entertainment.    Revenues and Operating Income of the Film and TV Entertainment segment for the years ended December 31, 2012, 2011 and 2010 are as follows (millions):

	Year Ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenues:
Subscription	$117	$86	$66	36%	30%
Advertising	81	85	75	(5%)	13%
Content	11,522	12,274	11,359	(6%)	8%
Other	298	193	122	54%	58%

Total revenues	12,018	12,638	11,622	(5%)	9%
Costs of revenues(a)	(8,503)	(9,081)	(8,429)	(6%)	8%
Selling, general and administrative(a)	(1,879)	(1,857)	(1,684)	1%	10%
Gain on operating assets	1	9	11	(89%)	(18%)
Asset impairments	(4)	(21)	(9)	(81%)	133%
Restructuring and severance costs	(23)	(41)	(30)	(44%)	37%
Depreciation	(202)	(198)	(186)	2%	6%
Amortization	(180)	(186)	(188)	(3%)	(1%)

Operating Income	$1,228	$1,263	$1,107	(3%)	14%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Content revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the years ended December 31, 2012, 2011 and 2010 are as follows (millions):

	Year Ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Theatrical product:
Film rentals	$1,894	$2,101	$2,250	(10%)	(7%)
Home video and electronic delivery	2,320	2,866	2,760	(19%)	4%
Television licensing	1,601	1,578	1,621	1%	(3%)
Consumer products and other	208	164	127	27%	29%

Total theatrical product	6,023	6,709	6,758	(10%)	(1%)
Television product:
Television licensing	3,433	3,371	2,998	2%	12%
Home video and electronic delivery	1,006	877	843	15%	4%
Consumer products and other	299	246	216	22%	14%

Total television product	4,738	4,494	4,057	5%	11%
Other	761	1,071	544	(29%)	97%

Total Content revenues	$11,522	$12,274	$11,359	(6%)	8%

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Film and TV Entertainment segment are as follows (millions):

	Year Ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Film and television production costs	$5,598	$5,488	$5,194	2%	6%
Print and advertising costs	1,854	2,317	2,168	(20%)	7%
Other costs, including merchandise and related costs	1,051	1,276	1,067	(18%)	20%

Costs of revenues(a)	$8,503	$9,081	$8,429	(6%)	8%

(a)	Costs of revenues exclude depreciation.

2012 vs. 2011

The decrease in Content revenues for the year ended December 31, 2012 included the net unfavorable impact of foreign exchange rates of approximately $160 million.

Theatrical product revenues from film rentals decreased for the year ended December 31, 2012 reflecting lower revenues from theatrical films released in 2012 of $267 million, partially offset by higher carryover revenues from prior period releases of $60 million. The Company released 17 and 22 theatrical films during 2012 and 2011, respectively.

For the year ended December 31, 2012, theatrical product revenues from home video and electronic delivery decreased due to lower revenues from releases in 2012 of $464 million and lower revenues of $82 million from prior period releases, including catalog. There were 21 and 20 home video and electronic delivery releases in 2012 and 2011, respectively.

Television product revenues from licensing for the year ended December 31, 2012 increased due to higher revenues from initial telecasts of $177 million, mainly reflecting higher fees for certain returning series as well as the timing of network deliveries, partially offset by lower worldwide syndication revenues mainly as a result of the initial off-network availability of The Big Bang Theory in 2011.

The increase in television product revenues from home video and electronic delivery for the year ended December 31, 2012 was primarily related to higher electronic delivery revenues reflecting new SVOD agreements and higher EST sales.

The increase in television product revenues from consumer products and other for the year ended December 31, 2012 was primarily due to higher retransmission royalties received.

Other content revenues decreased for the year ended December 31, 2012 primarily due to lower revenues from videogames released in 2012 of $548 million, partially offset by higher revenues from videogame releases in prior periods of $203 million and higher third party distribution revenues of $49 million. The Company released 10 and 13 videogames in 2012 and 2011, respectively.

The increase in Other revenues for the year ended December 31, 2012 primarily reflected higher revenues from the Warner Bros. Studio Tour London – The Making of Harry Potter and higher international television production activities for third parties.

For the year ended December 31, 2012, print and advertising costs declined mainly due to fewer theatrical film releases. The increase in film and television production costs for the year ended December 31, 2012 was mainly due to the mix of product released. Included in film and television production costs are theatrical film valuation adjustments resulting from revisions to estimates of ultimate revenue for certain theatrical films.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Theatrical film valuation adjustments for the years ended December 31, 2012 and 2011 were $92 million and $74 million, respectively. Other costs, including merchandise and related costs, decreased for the year ended December 31, 2012 primarily due to lower distribution costs, associated with lower theatrical home video and videogame sales.

As previously noted under “Transactions and Other Items Affecting Comparability,” the 2012 results included $4 million of noncash impairments. The 2011 results included $21 million of noncash impairments, of which $12 million related to capitalized software costs. In addition, the 2011 results included $9 million of noncash gains related to fair value adjustments on certain contingent consideration arrangements.

The decrease in Operating Income for the year ended December 31, 2012 was primarily due to lower Revenues, partially offset by lower Costs of revenues.

2011 vs. 2010

The increase in Content revenues for the year ended December 31, 2011 included the net positive impact of foreign exchange rates of approximately $215 million.

Theatrical product revenues from film rentals decreased due primarily to lower carryover revenues from prior period releases. There were 22 theatrical films released in 2011 as compared to 23 in 2010.

Theatrical product revenues from home video and electronic delivery increased due to higher carryover revenues from prior period releases and catalog revenues of $78 million and higher revenues from releases in 2011 of $28 million. There were 20 home video and electronic delivery releases in 2011 as compared to 29 in 2010.

Theatrical product revenues from television licensing decreased due primarily to the quantity and mix of availabilities.

The increase in television product licensing fees was primarily due to higher revenues from worldwide syndication.

Television product revenues from home video and electronic delivery increased due to higher electronic delivery revenues of $115 million primarily related to the recognition of revenue associated with a licensing agreement with Netflix, Inc. (“Netflix”) that allows Netflix’s U.S. members to stream previous seasons of the scripted series that aired on The CW Network beginning in fall 2011, as well as previous seasons of new scripted series produced by Warner Bros. or CBS Corporation that premiere on the network through the 2014-2015 broadcast season, partially offset by lower revenues from consumer packaged goods of $81 million.

Other content revenues increased primarily due to higher revenues from videogames released in 2011 as compared to videogames released in 2010.

The increase in Costs of revenues reflected higher film and television production costs, print and advertising costs and other costs. Film and television production costs and print and advertising costs increased mainly due to the mix of product released. Included in film and television production costs are theatrical film valuation adjustments as a result of revisions to estimates of ultimate revenue for certain theatrical films. For the years ended December 31, 2011 and 2010, theatrical film valuation adjustments were $74 million and $78 million, respectively. Other costs increased primarily due to higher merchandise costs mainly associated with the increase in videogame sales.

The increase in Selling, general and administrative expenses was primarily due to higher costs associated with new business initiatives and acquisitions of $60 million, higher employee-related costs of $41 million and higher distribution fees of $34 million, primarily associated with certain videogames.

As previously noted under “Transactions and Other Items Affecting Comparability,” the 2011 results included $21 million of noncash impairments, of which $12 million related to capitalized software costs. In

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

addition, the 2011 results included $9 million of noncash gains related to fair value adjustments on certain contingent consideration arrangements. The 2010 results included an $11 million noncash gain related to a fair value adjustment on certain contingent consideration arrangements and a $9 million noncash impairment of intangible assets related to the termination of a videogames licensing relationship.

The increase in Operating Income was primarily due to higher Revenues, partially offset by higher Costs of revenues and Selling, general and administrative expenses.

Publishing.     Revenues and Operating Income of the Publishing segment for the years ended December 31, 2012, 2011 and 2010 are as follows (millions):

	Year Ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenues:
Subscription	$1,210	$1,271	$1,291	(5%)	(2%)
Advertising	1,819	1,923	1,935	(5%)	(1%)
Content	91	84	68	8%	24%
Other	316	399	381	(21%)	5%

Total revenues	3,436	3,677	3,675	(7%)	—
Costs of revenues(a)	(1,364)	(1,400)	(1,359)	(3%)	3%
Selling, general and administrative(a)	(1,456)	(1,537)	(1,580)	(5%)	(3%)
Loss on operating assets	(36)	—	—	NM	NM
Asset impairments	(6)	(17)	(11)	(65%)	55%
Restructuring and severance costs	(27)	(18)	(61)	50%	(70%)
Depreciation	(91)	(100)	(108)	(9%)	(7%)
Amortization	(36)	(42)	(41)	(14%)	2%

Operating Income	$420	$563	$515	(25%)	9%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The components of Costs of revenues for the Publishing segment are as follows (millions):

	Year Ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Production costs	$795	$848	$807	(6%)	5%
Editorial costs	487	474	472	3%	—
Other	82	78	80	5%	(3%)

Costs of revenues(a)	$1,364	$1,400	$1,359	(3%)	3%

(a)	Costs of revenues exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

2012 vs. 2011

For the year ended December 31, 2012, Subscription revenues decreased primarily due to lower newsstand sales, mainly as a result of market conditions in the magazine publishing industry as well as the current economic environment in the US and internationally.

For the year ended December 31, 2012, Advertising revenues decreased primarily due to lower magazine advertising revenues mainly as a result of fewer pages sold due to market conditions in the magazine publishing industry as well as the current economic environment in the US and internationally.

For the year ended December 31, 2012, Other revenues decreased primarily due to the absence of the QSP Business.

For the year ended December 31, 2012, the transfer of the management of the SI.com and Golf.com websites to Time Inc. from Turner in the second quarter of 2012 had a positive effect on Advertising revenues of $26 million and a corresponding negative effect on Other revenues.

The Company expects that the soft market conditions associated with the Publishing segment’s magazine advertising revenues and newsstand sales will continue in the near term.

For the year ended December 31, 2012, Costs of revenues decreased due primarily to lower production costs, mainly reflecting reduced print volume, partially offset by higher editorial costs associated with investments in websites and tablet editions of magazines.

For the year ended December 31, 2012, Selling, general and administrative expenses decreased primarily due to lower costs of $65 million as a result of the sale of the QSP Business as well as lower compensation, including bonuses.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the year ended December 31, 2012 included a $36 million loss on operating assets in connection with the sale of the QSP Business and $6 million of noncash impairments. The 2011 results included $17 million of noncash impairments of which $11 million related to a tradename impairment.

The Publishing segment expects to incur charges of approximately $60 million during the first quarter of 2013 in connection with a significant restructuring, primarily consisting of headcount reductions.

Operating Income decreased for the year ended December 31, 2012 primarily due to lower Revenues and the $36 million loss on operating assets in connection with the sale of the QSP Business, offset in part by lower expenses.

2011 vs. 2010

Subscription revenues decreased primarily due to lower domestic newsstand sales of $23 million, particularly in the celebrity category, and lower international subscription revenues of $16 million primarily due to the disposal by sale of certain magazines at IPC in the fourth quarter of 2010 (the “IPC Sales”), partially offset by higher domestic subscription sales of $18 million.

Advertising revenues decreased primarily reflecting lower international advertising revenues of $11 million due primarily to the IPC Sales and lower website advertising revenues of $9 million due to the negative impact of the transfer of the management of the SI.com and Golf.com websites from Time Inc. to Turner in the fourth quarter of 2010. These decreases were partially offset by higher custom publishing revenues of $12 million.

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

Corporate.     Operating Loss of the Corporate segment for the years ended December 31, 2012, 2011 and 2010 was as follows (millions):

	Year Ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Selling, general and administrative(a)	$(332)	$(316)	$(336)	5%	(6%)
Gain on operating assets	10	—	—	NM	NM
Restructuring and severance costs	(2)	(2)	—	—	NM
Depreciation	(28)	(29)	(38)	(3%)	(24%)

Operating Loss	$(352)	$(347)	$(374)	1%	(7%)

(a)	Selling, general and administrative expenses exclude depreciation.

2012 vs. 2011

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the year ended December 31, 2012 included a $10 million gain on the disposal of certain corporate assets.

For the year ended December 31, 2012, Operating Loss increased due primarily to higher costs related to investments in enterprise efficiency initiatives, offset in part by a change in estimate associated with the Company’s employee benefit plans of approximately $15 million. The enterprise efficiency initiatives involve the centralization of certain administrative functions to generate cost savings or other benefits for the Company.

For the years ended December 31, 2012 and 2011, Selling, general and administrative expenses included $51 million and $21 million, respectively, of costs related to enterprise efficiency initiatives.

2011 vs. 2010

Operating Loss decreased due primarily to lower legal and other professional fees of $14 million related to the defense of former employees in various lawsuits and lower depreciation expense due to certain building improvements becoming fully depreciated.

For the years ended December 31, 2011 and 2010, Selling, general and administrative expenses included $21 million and $8 million, respectively, of costs related to enterprise efficiency initiatives.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments, quarterly dividend payments and the purchase of common stock under the Company’s stock repurchase program. Time Warner’s sources of cash include Cash provided by operations from continuing operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at December 31, 2012 was $7.863 billion, which included $2.841 billion of Cash and equivalents.

Current Financial Condition

At December 31, 2012, Time Warner had net debt of $17.030 billion ($19.871 billion of debt less $2.841 billion of Cash and equivalents) and $29.877 billion of Shareholders’ equity, compared to net debt of $16.048 billion ($19.524 billion of debt less $3.476 billion of Cash and equivalents) and $29.957 billion of Shareholders’ equity at December 31, 2011.

The following table shows the significant items contributing to the increase in net debt from December 31, 2011 to December 31, 2012 (millions):

Balance at December 31, 2011	$16,048
Cash provided by operations from continuing operations	(3,476)
Capital expenditures	643
Repurchases of common stock	3,272
Dividends paid to common stockholders	1,011
Investments and acquisitions, net of cash acquired	705
Proceeds from the exercise of stock options	(1,107)
All other, net	(66)

Balance at December 31, 2012	$17,030

On January 31, 2012, the Company’s Board of Directors authorized a $4.0 billion stock repurchase program that commenced after the completion of the Company’s $5.0 billion stock repurchase program in February 2012. On January 31, 2013, Time Warner’s Board of Directors authorized up to $4.0 billion of share repurchases beginning January 1, 2013, including amounts available under the Company’s prior stock repurchase program as of December 31, 2012. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2012 through December 31, 2012, the Company repurchased 80 million shares of common stock for $3.302 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). From January 1, 2013 through February 15, 2013, the Company repurchased 4 million shares of common stock for $201 million pursuant to trading plans under Rule 10b5-1 of the Exchange Act.

Time Warner’s $432 million aggregate principal amount of 9.125% debentures due 2013 matured on January 15, 2013, and the Company paid such aggregate principal amount and the accrued interest in cash on the maturity date.

Cash Flows

Cash and equivalents decreased by $635 million for the year ended December 31, 2012, $187 million for the year ended December 31, 2011 and $1.070 billion for the year ended December 31, 2010. Components of these changes are discussed below in more detail.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Operating Activities from Continuing Operations

Details of Cash provided by operations from continuing operations are as follows (millions):

	Year Ended December 31,
	2012	2011	2010
Operating Income	$5,918	$5,805	$5,428
Depreciation and amortization	892	922	938
Net interest payments(a)	(1,220)	(1,079)	(1,060)
Net income taxes paid(b)	(1,274)	(1,079)	(958)
Amounts paid to settle litigation	—	—	(250)
All other, net, including working capital changes	(840)	(1,121)	(784)

Cash provided by operations from continuing operations	$3,476	$3,448	$3,314

(a)	Includes interest income received of $42 million, $40 million and $26 million in 2012, 2011 and 2010, respectively.
(b)

Includes income tax refunds received of $78 million, $95 million and $90 million in 2012, 2011 and 2010, respectively, and income tax sharing payments to TWC of $6 million and $87 million in 2012 and 2010, respectively.

Cash provided by operations from continuing operations for the year ended December 31, 2012 was essentially flat as lower cash used by working capital, which primarily reflected lower production spending, and higher Operating Income were largely offset by higher net income taxes paid and higher net interest payments related to higher average net debt in 2012.

The increase in Cash provided by operations from continuing operations for the year ended December 31, 2011 was related primarily to higher Operating Income as well as significant amounts paid in 2010 to settle litigation. This was partially offset by higher cash used by working capital, reflecting higher production spending, and higher net income taxes paid.

Investing Activities

Details of Cash used by investing activities are as follows (millions):

	Year Ended December 31,
	2012	2011	2010
Investments in available-for-sale securities	$(37)	$(34)	$(16)
Investments and acquisitions, net of cash acquired:
CME	(171)	(61)	—
Bleacher Report	(170)	—	—
HBO LAG	—	(65)	(217)
HBO Europe	—	—	(136)
Chilevision	—	—	(134)
Shed Media	—	—	(100)
All other	(327)	(239)	(347)
Capital expenditures	(643)	(772)	(631)
All other investment and sale proceeds	102	85	145

Cash used by investing activities	$(1,246)	$(1,086)	$(1,436)

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Cash used by investing activities for the year ended December 31, 2012 increased primarily due to higher investments and acquisitions spending, partially offset by a decrease in capital expenditures.

The decrease in Cash used by investing activities from continuing operations for the year ended December 31, 2011 was primarily the result of lower investments and acquisitions spending, partially offset by higher Capital expenditures and lower investment and sale proceeds.

Financing Activities

Details of Cash used by financing activities are as follows (millions):

	Year Ended December 31,
	2012	2011	2010
Borrowings	$1,039	$3,037	$5,243
Debt repayments	(686)	(80)	(4,910)
Proceeds from the exercise of stock options	1,107	204	121
Excess tax benefit from equity instruments	83	22	7
Principal payments on capital leases	(11)	(12)	(14)
Repurchases of common stock	(3,272)	(4,611)	(2,016)
Dividends paid	(1,011)	(997)	(971)
Other financing activities	(80)	(96)	(384)

Cash used by financing activities	$(2,831)	$(2,533)	$(2,924)

Cash used by financing activities for the year ended December 31, 2012 increased primarily due to a decrease in Borrowings net of Debt repayments, partially offset by a decrease in Repurchases of common stock made in connection with the Company’s common stock repurchase programs and higher Proceeds from the exercise of stock options. During the year ended December 31, 2012, the Company issued approximately 35 million shares of common stock and received $1.107 billion in connection with the exercise of stock options. At December 31, 2012, all of the approximately 39 million exercisable stock options outstanding on such date had exercise prices below the closing price of the Company’s common stock on the New York Stock Exchange on that day.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At December 31, 2012, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $27.803 billion. Of this committed capacity, $7.863 billion was unused and $19.871 billion was outstanding as debt. At December 31, 2012, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity(a)	Letters of Credit(b)	Outstanding Debt(c)	Unused Committed Capacity
Cash and equivalents	$2,841	$—	$—	$2,841
Revolving credit facilities and commercial paper program(d)	5,000	2	—	4,998
Fixed-rate public debt	19,620	—	19,620	—
Other obligations(e)	342	67	251	24

Total	$27,803	$69	$19,871	$7,863

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 14.4 years as of December 31, 2012.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts. At December 31, 2012, the principal amounts of the Company’s public debt matures as follows: $732 million in 2013 (classified as current on the accompanying Consolidated Balance Sheet at December 31, 2012), $0 in 2014, $1.000 billion in 2015, $1.150 billion in 2016, $500 million in 2017 and $16.381 billion thereafter. In the period after 2017, no more than $2.0 billion will mature in any given year.

(d)

The revolving credit facilities consist of two $2.5 billion revolving credit facilities. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the revolving credit facilities.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $17 million are due within the next twelve months.

2012 Debt Offering

On June 13, 2012, Time Warner issued $1.0 billion aggregate principal amount of debt securities from its shelf registration statement, consisting of $500 million aggregate principal amount of 3.40% Notes due 2022 and $500 million aggregate principal amount of 4.90% Debentures due 2042.

Revolving Credit Facilities

On December 14, 2012, Time Warner amended its $5.0 billion senior unsecured credit facilities (the “Revolving Credit Facilities”), which consist of two $2.5 billion revolving credit facilities. The amendment extended the maturity date of one of the revolving credit facilities from September 27, 2015 to December 14, 2017. The maturity date of the other revolving credit facility was not affected by the amendment and remains September 27, 2016.

The funding commitments under the Revolving Credit Facilities are provided by a geographically diverse group of 20 major financial institutions based in countries including Canada, France, Germany, Japan, Spain, Switzerland, the United Kingdom and the U.S. In addition, 19 of these financial institutions have been identified by international regulators as among the 29 financial institutions that they deem to be systemically important. None of the financial institutions in the Revolving Credit Facilities accounts for more than 7% of the aggregate undrawn loan commitments.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Commercial Paper Program

The Company has a commercial paper program, which was established on February 16, 2011 on a private placement basis, under which Time Warner may issue unsecured commercial paper notes up to a maximum aggregate amount not to exceed the unused committed capacity under the Revolving Credit Facilities, which support the commercial paper program.

Additional Information

The obligations of each of the borrowers under the Revolving Credit Facilities and the obligations of Time Warner under the commercial paper program and the Company’s outstanding public debt are directly or indirectly guaranteed on an unsecured basis by Historic TW, Home Box Office and Turner (other than the $2 billion of public debt issued by Time Warner in 2006, which is not guaranteed by Home Box Office). See Note 8, “Long-Term Debt and Other Financing Arrangements,” to the accompanying consolidated financial statements for additional information regarding the Company’s outstanding debt and other financing arrangements, including certain information about maturities, interest rates, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.

Contractual and Other Obligations

Contractual Obligations

In addition to the financing arrangements discussed above, the Company has obligations under certain contractual arrangements to make future payments for goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to certain firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying Consolidated Balance Sheet.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The following table summarizes the Company’s aggregate contractual obligations at December 31, 2012, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (millions):

Contractual Obligations(a)(b)(c)
	Total	2013	2014-2015	2016-2017	Thereafter
Purchase obligations:
Network programming obligations(d)	$17,334	$2,682	$4,179	$3,067	$7,406
Creative talent and employment agreements(e)	1,583	955	563	59	6
Other purchase obligations(f)	1,589	637	545	179	228

Total purchase obligations	20,506	4,274	5,287	3,305	7,640

Outstanding debt obligations (Note 8)	19,954	740	1,000	1,650	16,564
Interest (Note 8)	19,016	1,200	2,310	2,196	13,310
Capital lease obligations (Note 8)	74	13	23	18	20
Operating lease obligations (Note 16)	2,121	422	741	598	360

Total contractual obligations	$61,671	$6,649	$9,361	$7,767	$37,894

(a)	The table does not include the effects of certain put/call or other buy-out arrangements that are contingent in nature involving certain of the Company’s investees (Note 16).
(b)

The table does not include the Company’s reserve for uncertain tax positions and related accrued interest and penalties, which at December 31, 2012 totaled $2.646 billion, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

(c)	The references to Note 8 and Note 16 refer to the notes to the accompanying consolidated financial statements.
(d)

The Networks segment enters into contracts to license sports programming to carry on its television networks. The amounts in the table include minimum payment obligations to sports leagues and organizations (e.g., NCAA, NBA, MLB) to air the programming over the contract period. Included in the table is $9.4 billion payable to the NCAA over the 12 years remaining on the agreement, which does not include amounts recoupable from CBS and $2.6 billion payable to MLB under the agreement Turner and MLB entered into in 2012, which is effective 2014 through 2021. The Networks segment also enters into licensing agreements with certain production studios to acquire the rights to air motion pictures and television series. The pricing structures in these contracts differ in that some agreements require a fixed amount per film or television series and others are based on a percentage of the film’s box office receipts (with license fees generally capped at specified amounts), or a combination of both. The amounts included in the table represent obligations for television series and films that were released theatrically as of December 31, 2012 and are calculated using the actual or estimated box office performance or fixed amounts, based on the applicable agreement.

(e)

The Company’s commitments under creative talent and employment agreements include obligations to executives, actors, producers, authors, and other talent under contractual arrangements, including union contracts and contracts with other organizations that represent such creative talent.

(f)

Other purchase obligations principally include: (1) advertising, marketing, distribution and sponsorship obligations including minimum guaranteed royalty and marketing payments to vendors and content providers, primarily at the Networks and Film and TV Entertainment segments; (2) obligations related to the Company’s postretirement and unfunded defined benefit pension plans; (3) obligations to purchase information technology licenses and services; (4) obligations related to payments to the NCAA for Basketball Fan Festival rights at the Networks segment and (5) obligations to purchase general and administrative items and services.

The Company’s material contractual obligations at December 31, 2012 include:

•

Purchase obligations — represents an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts do not represent all anticipated purchases, but represent only those purchases the Company is contractually obligated to make. The Company also purchases products and services as needed, with no firm commitment. For this reason, the amounts presented in the table alone do not provide a reliable indicator of all of the Company’s expected future

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

cash outflows. For purposes of identifying and accumulating purchase obligations, all material contracts meeting the definition of a purchase obligation have been included. For those contracts involving a fixed or minimum quantity, but with variable pricing terms, the Company has estimated the contractual obligation based on its best estimate of the pricing that will be in effect at the time the obligation is incurred. Additionally, the Company has included only the obligations under the contracts as they existed at December 31, 2012, and has not assumed that the contracts will be renewed or replaced at the end of their respective terms. If a contract includes a penalty for non-renewal, the Company has included that penalty, assuming it will be paid in the period after the contract expires. If Time Warner can unilaterally terminate an agreement simply by providing a certain number of days notice or by paying a termination fee, the Company has included the amount of the termination fee or the amount that would be paid over the “notice period.” Contracts that can be unilaterally terminated without incurring a penalty have not been included.

•

Outstanding debt obligations — represents the principal amounts due on outstanding debt obligations as of December 31, 2012. Amounts do not include any fair value adjustments, bond premiums, discounts, interest payments or dividends.

•

Interest — represents amounts due based on the outstanding debt balances, interest rates and maturity schedules of the respective instruments as of December 31, 2012. The amount of interest ultimately paid on these instruments may differ based on changes in interest rates.

•	Capital lease obligations — represents the minimum lease payments under noncancelable capital leases, primarily for certain transponder leases at the Networks segment.

•	Operating lease obligations — represents the minimum lease payments under noncancelable operating leases, primarily for the Company’s real estate and operating equipment.

Most of the Company’s other long-term liabilities reflected in the accompanying Consolidated Balance Sheet have been included in Network programming obligations in the table of contractual obligations above, the most significant of which is an approximate $1.197 billion liability for film licensing obligations. However, certain long-term liabilities and deferred credits have been excluded from the table because there are no cash outflows associated with them (e.g., deferred revenue) or because the cash outflows associated with them are uncertain or do not meet the definition of a purchase obligation (e.g., deferred taxes, participations and royalties, deferred compensation and other miscellaneous items).

Future Film and Television Licensing Obligations

In addition to the contractual obligations described above, the Company has certain future film and television licensing obligations, which represent studio movie and television deal commitments to acquire the rights to air film and television content that will be released in the future (i.e., after December 31, 2012). These arrangements do not meet the definition of a purchase obligation because there are neither fixed nor minimum quantities under the arrangements. Because future film and television licensing obligations are significant to its business, the Company has summarized these arrangements below. Given the variability in the terms of these arrangements, significant estimates were involved in the determination of these obligations, including giving consideration to historical box office performance and studio release trends. Actual amounts could differ significantly from these estimates (millions).

	Total	2013	2014-2015	2016-2017	Thereafter
Future Film and Television Licensing Obligations	$6,984	$570	$1,200	$1,379	$3,835

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Contingent Commitments

The Company has certain contractual arrangements that require it to make payments or provide funding if certain circumstances occur. See Note 16, “Commitments and Contingencies,” to the accompanying consolidated financial statements for further discussion of this item.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. Credit risk in the Company’s businesses originates from sales of various products or services and is dispersed among many different counterparties. At December 31, 2012, no single customer had a receivable balance greater than 5% of total Receivables. The Company’s exposure to customer credit risk is largely concentrated in the following categories (amounts presented below are net of reserves and allowances):

•	Various retailers for home entertainment product of approximately $1.0 billion;
•	Various television network operators for licensed TV and film product of approximately $3.0 billion;
•	Various cable system operators, satellite service distributors, telephone companies and other distributors for the distribution of television programming services of approximately $1.5 billion; and
•	Various advertisers and advertising agencies related to advertising services of approximately $1.4 billion.

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

Interest Rate Risk

Time Warner has issued fixed-rate debt that at December 31, 2012 and 2011 had an outstanding balance of $19.620 billion and $19.251 billion, respectively, and an estimated fair value of $24.241 billion and $22.800 billion, respectively. Based on Time Warner’s fixed-rate debt obligations outstanding at December 31, 2012, a 25 basis point increase or decrease in the level of interest rates would decrease or increase, respectively, the fair value of the fixed-rate debt by approximately $560 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

At December 31, 2012 and 2011, the Company had a cash balance of $2.841 billion and $3.476 billion, respectively, which is primarily invested in short-term variable-rate interest-earning assets. Based on Time Warner’s short-term variable-rate interest-earning assets outstanding at December 31, 2012, a 25 basis point increase or decrease in the level of interest rates would have an insignificant impact on pretax income.

Foreign Currency Risk

Time Warner principally uses foreign exchange contracts to hedge the risk related to unremitted or forecasted royalties and license fees owed to Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad because such amounts may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge certain film

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

production costs denominated in foreign currencies as well as other transactions, assets and liabilities denominated in foreign currencies. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over a rolling twelve-month period. The hedging period for royalties and license fees covers revenues expected to be recognized during the calendar year; however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated cash to U.S. dollars. To hedge this exposure, Time Warner principally uses foreign exchange contracts that generally have maturities of three months to eighteen months and provide continuing coverage throughout the hedging period. At December 31, 2012 and 2011, Time Warner had contracts for the sale and the purchase of foreign currencies at fixed rates as summarized below by currency (millions):

	December 31, 2012		December 31, 2011
	Sales	Purchases	Sales	Purchases
British pound	$701	$425	$915	$594
Euro	371	426	525	434
Canadian dollar	692	425	771	548
Australian dollar	485	269	676	474
Other	718	244	656	530

Total	$2,967	$1,789	$3,543	$2,580

Based on the foreign exchange contracts outstanding at December 31, 2012, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2012 would result in a decrease of approximately $118 million in the value of such contracts. Conversely, a 10% appreciation of the U.S. dollar would result in an increase of approximately $118 million in the value of such contracts. For a hedge of forecasted royalty or license fees denominated in a foreign currency, consistent with the nature of the economic hedge provided by such foreign exchange contracts, unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments. See Note 7, “Derivative Instruments,” to the accompanying consolidated financial statements for additional information.

Equity Risk

The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock markets and the industries in which the companies operate. At December 31, 2012 and 2011, these securities, which are classified in Investments, including available-for-sale securities in the accompanying Consolidated Balance Sheet, included $931 million and $939 million, respectively, of investments accounted for using the equity method of accounting, $390 million and $204 million, respectively, of cost-method investments, $609 million and $591 million, respectively, of investments related to the Company’s deferred compensation program and $117 million and $86 million, respectively, of investments in available-for-sale securities.

The potential loss in fair value resulting from a 10% adverse change in the prices of the Company’s equity-method investments, cost-method investments and available-for-sale securities would be approximately $145 million. The potential loss in fair value resulting from a 10% adverse change in the prices of the certain of the Company’s deferred compensation investments accounted for as trading securities would be approximately $25 million. While Time Warner has recognized all declines that are believed to be other-than-temporary, it is

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee company experiences poor operating results or the U.S. or certain foreign equity markets experience declines in value.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by the management of Time Warner, and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors of the Company. The Company considers policies relating to the following matters to be critical accounting policies:

•	Impairment of Goodwill and Intangible Assets;
•	Multiple-Element Transactions;
•	Income Taxes;
•	Film and Television Production Cost Recognition, Participations and Residuals and Impairments;
•	Gross versus Net Revenue Recognition; and
•	Sales Returns and Pricing Rebates.

For a discussion of each of the Company’s critical accounting policies, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding (i) the adequacy of the Company’s liquidity to meet its needs for the foreseeable future, (ii) the Company’s international expansion plans, (iii) the Company’s anticipated contributions to certain international defined benefit plans in 2013, (iv) the Company’s expectation that soft market conditions associated with the Publishing segment’s magazine advertising and newsstand sales will continue in the near term, (v) the Company’s expectation that the Publishing segment will incur charges in connection with a significant restructuring in the first quarter of 2013, (vi) the Company’s compliance with the debt covenants in the credit agreement for the Revolving Credit Facilities and public debt indentures, (vii) the Company’s expectation that it will begin accounting for its investment in CME under the equity method of accounting after the expiration of a voting agreement relating to its shares of CME and (viii) the Company’s expectation that subscription revenues generated by basic cable networks and premium pay television services in the industry will grow.

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

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(millions, except share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and equivalents	$2,841	$3,476
Receivables, less allowances of $1,757 and $1,957	7,385	6,922
Inventories	2,060	1,890
Deferred income taxes	474	663
Prepaid expenses and other current assets	528	481

Total current assets	13,288	13,432

Noncurrent inventories and theatrical film and television production costs	6,785	6,594
Investments, including available-for-sale securities	2,047	1,820
Property, plant and equipment, net	3,942	3,963
Intangible assets subject to amortization, net	2,108	2,232
Intangible assets not subject to amortization	7,642	7,805
Goodwill	30,446	30,029
Other assets	2,046	1,926

Total assets	$68,304	$67,801

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,069	$7,815
Deferred revenue	1,011	1,084
Debt due within one year	749	23

Total current liabilities	9,829	8,922

Long-term debt	19,122	19,501
Deferred income taxes	2,127	2,541
Deferred revenue	523	549
Other noncurrent liabilities	6,825	6,334
Commitments and Contingencies (Note 16)

Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 932 million and 974 million shares outstanding	17	17
Paid-in-capital	154,577	156,114
Treasury stock, at cost (720 million and 678 million shares)	(35,077)	(33,651)
Accumulated other comprehensive loss, net	(988)	(852)
Accumulated deficit	(88,652)	(91,671)

Total Time Warner Inc. shareholders’ equity	29,877	29,957
Noncontrolling interests	1	(3)

Total equity	29,878	29,954

Total liabilities and equity	$68,304	$67,801

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31,

(millions, except share amounts)

	2012	2011	2010
Revenues:
Subscription	$9,997	$9,523	$9,028
Advertising	6,121	6,116	5,682
Content	11,832	12,635	11,565
Other	779	700	613

Total revenues	28,729	28,974	26,888
Costs of revenues	(15,934)	(16,311)	(15,023)
Selling, general and administrative	(6,333)	(6,439)	(6,126)
Amortization of intangible assets	(248)	(269)	(264)
Restructuring and severance costs	(119)	(113)	(97)
Asset impairments	(186)	(44)	(20)
Gain on operating assets, net	9	7	70

Operating income	5,918	5,805	5,428
Interest expense, net	(1,253)	(1,210)	(1,178)
Other loss, net	(123)	(229)	(331)

Income before income taxes	4,542	4,366	3,919
Income tax provision	(1,526)	(1,484)	(1,348)

Net income	3,016	2,882	2,571
Less Net loss attributable to noncontrolling interests	3	4	7

Net income attributable to Time Warner Inc. shareholders	$3,019	$2,886	$2,578

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income per common share	$3.14	$2.74	$2.27

Average basic common shares outstanding	954.4	1,046.2	1,128.4

Diluted net income per common share	$3.09	$2.71	$2.25

Average diluted common shares outstanding	976.3	1,064.5	1,145.3

Cash dividends declared per share of common stock	$1.04	$0.94	$0.85

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31,

(millions)

	2012	2011	2010
Net income	$3,016	$2,882	$2,571

Other comprehensive income, net of tax:

Foreign currency translation:
Unrealized gains (losses) occurring during the period	39	(54)	(131)
Less Reclassification adjustment for losses realized in net income	10	—	—

Change in foreign currency translation	49	(54)	(131)

Unrealized gains (losses) on securities:
Unrealized gains (losses) occurring during the period	1	4	(2)
Less Reclassification adjustment for losses realized in net income	—	—	1

Net gains (losses) on securities	1	4	(1)

Benefit obligation:
Unrealized gains (losses) occurring during the period	(206)	(209)	27
Less Reclassification adjustment for losses realized in net income	18	13	28

Net benefit obligations	(188)	(196)	55

Derivative financial instruments:
Unrealized gains (losses) occurring during the period	3	7	(1)
Less Reclassification adjustment for (gains) losses realized in net income	(1)	19	26

Net gains on derivative financial instruments	2	26	25

Other comprehensive loss	(136)	(220)	(52)

Comprehensive income	2,880	2,662	2,519
Less Comprehensive loss attributable to noncontrolling interest	3	4	7

Comprehensive income attributable to Time Warner Inc. shareholders	$2,883	$2,666	$2,526

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,

(millions)

	2012	2011	2010
OPERATIONS
Net income	$3,016	$2,882	$2,571
Adjustments for noncash and nonoperating items:
Depreciation and amortization	892	922	938
Amortization of film and television costs	7,210	7,032	6,060
Asset impairments	186	44	20
(Gain) loss on investments and other assets, net	69	168	(6)
Equity in losses of investee companies, net of cash distributions	88	95	38
Equity-based compensation	234	225	199
Deferred income taxes	(150)	135	89
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(360)	(613)	(645)
Inventories and film costs	(7,566)	(7,624)	(6,436)
Accounts payable and other liabilities	(66)	167	177
Other changes	(77)	15	309

Cash provided by operations from continuing operations	3,476	3,448	3,314
Cash used by operations from discontinued operations	(34)	(16)	(24)

Cash provided by operations	3,442	3,432	3,290

INVESTING ACTIVITIES
Investments in available-for-sale securities	(37)	(34)	(16)
Investments and acquisitions, net of cash acquired	(668)	(365)	(934)
Capital expenditures	(643)	(772)	(631)
Investment proceeds from available-for-sale securities	1	16	—
Other investment proceeds	101	69	145

Cash used by investing activities	(1,246)	(1,086)	(1,436)

FINANCING ACTIVITIES
Borrowings	1,039	3,037	5,243
Debt repayments	(686)	(80)	(4,910)
Proceeds from exercise of stock options	1,107	204	121
Excess tax benefit from equity instruments	83	22	7
Principal payments on capital leases	(11)	(12)	(14)
Repurchases of common stock	(3,272)	(4,611)	(2,016)
Dividends paid	(1,011)	(997)	(971)
Other financing activities	(80)	(96)	(384)

Cash used by financing activities	(2,831)	(2,533)	(2,924)

DECREASE IN CASH AND EQUIVALENTS	(635)	(187)	(1,070)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,476	3,663	4,733

CASH AND EQUIVALENTS AT END OF PERIOD	$2,841	$3,476	$3,663

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

(millions)

	Time Warner Shareholders’
	Common Stock	Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2009	$16	$158,129	$(27,034)	$(97,715)	$33,396	$1	$33,397
Net income	—	—	—	2,578	2,578	(7)	2,571
Other comprehensive loss	—	—	—	(52)	(52)	—	(52)
Cash dividends	—	(971)	—	—	(971)	—	(971)
Common stock repurchases	—	—	(1,999)	—	(1,999)	—	(1,999)
Noncontrolling interests of acquired businesses	—	—	—	—	—	11	11
Amounts related primarily to stock options and restricted stock(a)	—	(12)	—	—	(12)	—	(12)

BALANCE AT DECEMBER 31, 2010	$16	$157,146	$(29,033)	$(95,189)	$32,940	$5	$32,945

Net income	—	—	—	2,886	2,886	(4)	2,882
Other comprehensive loss	—	—	—	(220)	(220)	—	(220)
Cash dividends	—	(997)	—	—	(997)	—	(997)
Common stock repurchases	—	—	(4,618)	—	(4,618)	—	(4,618)
Noncontrolling interests of acquired businesses	—	—	—	—	—	(4)	(4)
Amounts related primarily to stock options and restricted stock(a)	1	(35)	—	—	(34)	—	(34)

BALANCE AT DECEMBER 31, 2011	$17	$156,114	$(33,651)	$(92,523)	$29,957	$(3)	$29,954

Net income	—	—	—	3,019	3,019	(3)	3,016
Other comprehensive loss	—	—	—	(136)	(136)	—	(136)
Cash dividends	—	(1,011)	—	—	(1,011)	—	(1,011)
Common stock repurchases	—	—	(3,302)	—	(3,302)	—	(3,302)
Noncontrolling interests of acquired businesses	—	—	—	—	—	7	7
Amounts related primarily to stock options and restricted stock(a)	—	(526)	1,876	—	1,350	—	1,350

BALANCE AT DECEMBER 31, 2012	$17	$154,577	$(35,077)	$(89,640)	$29,877	$1	$29,878

(a)

Amounts related primarily to stock options and restricted stock includes write-offs of deferred tax assets related to equity-based compensation. During the year ended December 31, 2012, the Company issued treasury stock to cover the exercise of stock options.

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include television networks, film and TV entertainment and publishing. Time Warner classifies its operations into three reportable segments: Networks: consisting principally of cable television networks, premium pay and basic tier television services and digital media properties; Film and TV Entertainment: consisting principally of feature film, television, home video and videogame production and distribution; and Publishing: consisting principally of magazine publishing and related websites as well as book publishing and marketing businesses. Financial information for Time Warner’s various reportable segments is presented in Note 15.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the December 31, 2012 presentation.

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

Accounting Guidance Adopted in 2012

Testing Indefinite-Lived Intangible Assets for Impairment

In the third quarter of 2012, the Company early adopted guidance that provides companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company concludes that it is more likely than not that the fair value of such an asset exceeds its carrying amount, the company is not required to perform any additional tests for impairment.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Securities and Exchange Commission (“SEC”) considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by Time Warner’s management and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors of the Company. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. The Company considers the policies relating to the following matters to be critical accounting policies:

•	Impairment of Goodwill and Intangible Assets (see pages 83 to 85);

•	Multiple-Element Transactions (see page 89);

•	Income Taxes (see pages 91 to 92);

•	Film and Television Production Cost Recognition, Participations and Residuals and Impairments (see pages 88 to 89);

•	Gross versus Net Revenue Recognition (see page 90); and

•	Sales Returns and Pricing Rebates (see pages 80 to 81).

Cash and Equivalents

Cash equivalents consist of investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. The Company monitors concentrations of credit risk with respect to Cash and equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar instruments. As of December 31, 2012, the majority of the Company’s Cash and equivalents were invested with banks with a credit rating of at least A and in Rule 2a-7 money market mutual funds. At December 31, 2012, the Company did not have more than $500 million invested in any single bank or money market mutual fund.

Sales Returns and Pricing Rebates

Management’s estimate of product sales that will be returned and pricing rebates to grant is an area of judgment affecting Revenues and Net income. In estimating product sales that will be returned, management analyzes vendor sales of the Company’s product, historical return trends, current economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any product sales that provide the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale. In estimating the reserve for pricing rebates, management considers the terms of the Company’s agreements with its customers that contain purchasing targets which, if met, would entitle the customer to a rebate. In those instances, management evaluates the customer’s actual and forecasted purchases to determine the appropriate reserve. At December 31, 2012 and 2011, total reserves for sales returns (which also reflects reserves for certain pricing allowances provided to customers) were $1.198 billion and

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$1.381 billion, respectively, at the Film and TV Entertainment and Networks segments primarily related to home entertainment products (e.g., DVD and Blu-ray Disc sales) and $275 million and $296 million, respectively, at the Publishing segment for magazines and direct marketing sales.

Allowance for Doubtful Accounts

The Company monitors customer credit risk related to accounts receivable, including unbilled trade receivables primarily related to the international distribution of television product. Significant judgments and estimates are involved in evaluating if such amounts will ultimately be fully collected. Each division maintains a comprehensive approval process prior to issuing credit to third-party customers. On an ongoing basis, the Company tracks customer exposure based on news reports, ratings agency information and direct dialogue with customers. Counterparties that are determined to be of a higher risk are evaluated to assess whether the credit terms previously granted to them should be modified. The Company monitors customers’ accounts receivable aging, and a provision for estimated uncollectible amounts is maintained based on customer payment levels, historical experience and management’s views on trends in the overall receivable agings at the Company’s divisions. In addition, for larger accounts, the Company performs analyses of risks on a customer-specific basis. At December 31, 2012 and 2011, total reserves for doubtful accounts were approximately $284 million and $280 million, respectively. Bad debt expense recognized during the years ended December 31, 2012, 2011 and 2010 totaled $55 million, $30 million and $42 million, respectively. In general, the Company does not require collateral with respect to its trade receivable arrangements.

Investments

Investments in companies in which Time Warner has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when Time Warner owns between 20% and 50% of a voting interest in the investee, holds substantial management rights or holds an interest of less than 20% in an investee that is a limited liability partnership or limited liability corporation that is treated as a flow-through entity.

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

Investments in companies in which Time Warner does not have a controlling interest or over which it is unable to exert significant influence are generally accounted for at market value if the investments are publicly traded. If the investment or security is not publicly traded, the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported, net of tax, in Accumulated other comprehensive loss, net, until the investment is sold or considered impaired (see “Asset Impairments” below), at which time the realized gain or loss is included in Other loss, net. Dividends and other distributions of earnings from both market-value investments and investments accounted for at cost are included in Other loss, net, when declared. For more information, see Notes 3 and 4.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Derivative Instruments

The Company uses derivative instruments principally to manage the risk associated with movements in foreign currency exchange rates and recognizes all derivative instruments on the Consolidated Balance Sheet at fair value. Changes in fair value of derivative instruments that qualify for hedge accounting will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in shareholders’ equity as a component of Accumulated other comprehensive loss, net, until the hedged item is recognized in earnings, depending on whether the derivative instrument is being used to hedge changes in fair value or cash flows. For qualifying hedge relationships, the Company excludes the impact of forward points from its assessment of hedge effectiveness. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. For those derivative instruments that do not qualify for hedge accounting, changes in fair value are recognized immediately in earnings. See Note 7 for additional information regarding derivative instruments held by the Company and risk management strategies.

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

	December 31,		Estimated Useful Lives
	2012	2011
Land(a)	$505	$502
Buildings and improvements	2,851	2,676	7 to 30 years
Capitalized software costs	1,869	1,770	3 to 7 years
Furniture, fixtures and other equipment	3,541	3,518	3 to 10 years

	8,766	8,466
Less accumulated depreciation	(4,824)	(4,503)

Total	$3,942	$3,963

(a)	Land is not depreciated.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible Assets

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

In evaluating the factors described above for available-for-sale securities, the Company presumes a decline in value to be other-than-temporary if the quoted market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criterion”) or the quoted market price of the security is 50% or more below the security’s cost basis at any quarter end (the “50% criterion”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., the investee’s operating performance is strong, the market price of the investee’s security is historically volatile, etc.). Additionally, there may be instances in which impairment losses are recognized even if the 20% and 50% criteria are not satisfied (e.g., if there is a plan to sell the security in the near term and the fair value is below the Company’s cost basis).

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets, primarily tradenames, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Goodwill is tested for impairment at a level referred to as a reporting unit. A reporting unit is either the “operating segment level,” such as Warner Bros. Entertainment Inc. (“Warner Bros.”), Home Box Office, Inc. (“Home Box Office”), Turner Broadcasting System, Inc. (“Turner”) and Time Inc., or one level below, which is referred to as a “component” (e.g., Warner Bros. Theatrical, Warner Bros. Television). The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business. For purposes of the goodwill impairment test, management has concluded that the operations below the operating segment are not self-sustaining businesses and therefore has identified Warner Bros., Home Box Office, Turner and Time Inc. as its reporting units.

In assessing Goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing Goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform the first step of a two-step impairment review process. The first step of the two-step process involves a comparison of the estimated fair value of a reporting unit to its carrying amount. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis and, in certain cases, a combination of a DCF analysis and a market-based approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the DCF analyses are based on the Company’s most recent budgets and business plans and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of market rates as well as the risk inherent in the future cash flows of the respective reporting units.

In 2012, the Company elected not to perform a qualitative assessment of Goodwill and instead proceeded to perform a quantitative impairment test. The results of the quantitative test did not result in any impairments of Goodwill because the fair values of each of the Company’s reporting units exceeded their respective carrying values. The fair value of the Time Inc. reporting unit exceeded its carrying value by approximately 7%. No other reporting unit’s fair value was within 10% of its carrying value. Had the fair value of the Time Inc. reporting unit been hypothetically lower by 10% as of December 31, 2012, its carrying value would have exceeded its fair value by approximately $300 million. Had the fair values of each of the Company’s reporting units been hypothetically lower by 20% as of December 31, 2012, the Time Inc. reporting unit’s carrying value would have exceeded its fair value by approximately $700 million and the Warner Bros. reporting unit’s carrying value would have exceeded fair value by approximately $1.3 billion. If this were to occur, the second step of the impairment review process would need to be performed to determine the ultimate amount of impairment loss to record. The significant assumptions utilized in the 2012 DCF analysis included discount rates that ranged from 10% to 11.5% and terminal growth rates that ranged from 2.50% to 3.25%.

In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

In 2012, the Company elected not to perform a qualitative assessment for intangible assets not subject to amortization. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. Common among such approaches is the “relief from royalty” methodology, which is used in estimating the fair value of the Company’s tradenames. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar tradenames are being licensed in the marketplace.

The performance of the Company’s 2012 annual impairment test for other intangible assets not subject to amortization did not result in any impairments of such intangible assets. To illustrate the magnitude of potential impairment relative to future changes in estimated fair values, had the fair values of certain tradenames at Time Inc. with an aggregate carrying value of $627 million been hypothetically lower by 10% as of December 31, 2012, the aggregate carrying values of certain of those tradenames would have exceeded fair values by

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$43 million. Had the fair values of those tradenames been hypothetically lower by 20% as of December 31, 2012, the aggregate carrying values of certain of those tradenames would have exceeded fair values by $108 million. No other tradenames’ fair value was within 20% of their carrying value. The significant assumptions utilized in the 2012 DCF analysis of other intangible assets included discount rates that ranged from 10.5% to 12% and terminal growth rates that ranged from 2.50% to 3.25%.

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

Accounting for Pension Plans

Time Warner and certain of its subsidiaries have both funded and unfunded defined benefit pension plans, the substantial majority of which are noncontributory, covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans, primarily noncontributory, covering certain international employees. Pension benefits are based on formulas that reflect the participating employees’ years of service and compensation. Time Warner uses a December 31 measurement date for its plans. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the interest factor implied by the discount rate and the rate of compensation increases. Additional information about the determination of pension-related assumptions is presented in Note 13.

Equity-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in Costs of revenues or Selling, general and administrative expenses depending on the job function of the grantee on a straight-line basis (net of estimated forfeitures) over the period during which an employee is required to provide services in exchange for the award. In cases where the service inception date of an award precedes its grant date, the Company recognizes costs beginning on the service inception date and remeasures compensation cost each period until a grant date occurs. Also, excess tax benefits realized are reported as a financing cash inflow.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Revenues and Costs

Networks

Subscription revenues are recognized as programming services are provided to cable system operators, satellite distribution services, telephone companies and other distributors (collectively, “affiliates”) based on negotiated contractual programming rates. When a contract with an affiliate has expired and a new contract has not been executed, revenues are based on estimated rates, giving consideration to factors including the previous contractual rates, inflation, current payments by the affiliate and the status of the negotiations on a new contract. When the new distribution contract terms are finalized, an adjustment to Subscription revenues is recorded, if necessary, to reflect the new terms. Such adjustments historically have not been significant.

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

In the normal course of business, the Networks segment enters into agreements to license programming exhibition rights from licensors. A programming inventory asset related to these rights and a corresponding liability to the licensor are recorded (on a discounted basis if the license agreements are long-term) when (i) the cost of the programming is reasonably determined, (ii) the programming material has been accepted in accordance with the terms of the agreement, (iii) the programming (or any program in a package of programming) is available for its first showing or telecast, and (iv) the license period has commenced. There are variations in the amortization methods of these rights, depending on whether the network is advertising-supported (e.g., TNT and TBS) or not advertising-supported (e.g., HBO).

For advertising-supported networks, the Company’s general policy is to amortize each program’s costs on a straight-line basis (or per-play basis, if greater) over its license period. There are, however, exceptions to this general policy. For example, rights fees paid for sports programming arrangements (e.g., National Basketball Association, The National Collegiate Athletic Association (“NCAA”) Men’s Division I Basketball championship events (the “NCAA Tournament”) and Major League Baseball) are amortized using a revenue-forecast model, in which the rights fees are amortized using the ratio of current period advertising revenue to total estimated remaining advertising revenue over the term of the arrangement. The revenue-forecast model approximates the pattern with which the network will use and benefit from providing the sports programming. In addition, for certain types of programming, the initial airing has more value than subsequent airings. In these circumstances, the Company will use an accelerated method of amortization. For example, if the Company is licensing the right to air a movie multiple times over a certain period, the movie is being shown for the first time on a Company network (a “Network Movie Premiere”) and the Network Movie Premiere advertising is sold at a premium rate, a larger portion of the movie’s programming inventory cost is amortized upon the initial airing of the movie, with the remaining cost amortized on a straight-line basis (or per-play basis, if greater) over the remaining license

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

period. The accelerated amortization upon the first airing versus subsequent airings is determined based on a study of historical and estimated future advertising sales for similar programming.

For a premium pay television service that is not advertising-supported (e.g., HBO), each licensed program’s costs are amortized on a straight-line basis over its license period or estimated period of use, beginning with the month of initial exhibition. When the Company has the right to exhibit feature theatrical programming in multiple windows over a number of years, the Company uses historical audience viewership as its basis for determining the amount of programming amortization attributable to each window.

The Company carries its programming inventory at the lower of unamortized cost or estimated net realizable value. For networks that earn both Advertising and Subscription revenues (e.g., TBS and TNT), the Company generally evaluates the net realizable value of unamortized programming costs based on the network’s programming taken as a whole. In assessing whether the programming inventory for a particular advertising-supported network is impaired, the Company determines the net realizable value for all of the network’s programming inventory based on a projection of the network’s estimated combined Subscription revenues and Advertising revenues less certain direct costs of delivering the programming. Similarly, for a premium pay television service that is not advertising-supported (e.g., HBO), the Company performs its evaluation of the net realizable value of unamortized programming costs based on the network’s programming taken as a whole. Specifically, the Company determines the net realizable value for all of its premium pay television service programming based on projections of estimated Subscription revenues and, where applicable, home video and other licensing revenues. However, changes in management’s intended usage of a program, such as a decision to no longer exhibit a particular program and forego the use of the rights associated with the program license, would result in a reassessment of that program’s net realizable value, which could result in an impairment.

Film and TV Entertainment

Feature films typically are produced or acquired for initial exhibition in theaters, followed by distribution, generally commencing within three years of such initial exhibition, through home video, electronic sell-through, video-on-demand, subscription video-on-demand services, premium cable, basic cable and broadcast networks. Theatrical revenues are recognized as the films are exhibited. Revenues from home video sales are recognized at the later of the delivery date or the date that the DVDs or Blu-ray Discs are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns. Revenues from the distribution of theatrical product through premium cable, basic cable and broadcast networks are recognized when the films are available to telecast.

Television films and series are initially produced for broadcast networks, cable networks or first-run television syndication and may be subsequently licensed for foreign or domestic cable, syndicated television and digital subscription services, as well as sold on home video. Revenues from the distribution of television programming are recognized when the films or series are available to telecast, except for advertising barter agreements, where the revenue is valued and recognized when the related advertisements are exhibited. In certain circumstances, pursuant to the terms of the applicable contractual arrangements, the availability dates granted to customers may precede the date the Company may bill the customers for these sales. Unbilled accounts receivable, which primarily relate to the distribution of television product at the Film and TV Entertainment and Networks segments, totaled $3.210 billion and $2.975 billion at December 31, 2012 and December 31, 2011, respectively. Included in the unbilled accounts receivable at December 31, 2012 was $1.925 billion that is to be billed in the next twelve months. Similar to theatrical home video sales, revenues from home video sales of television films and series are recognized at the later of the delivery date or the date that the DVDs or Blu-ray Discs are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns.

Revenues from the sales of videogames are recognized at the later of the delivery date or the date that the videogames are made available for sale or rental by retailers.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Upfront or guaranteed payments for the licensing of intellectual property are recognized as revenue when (i) an arrangement has been signed with a customer, (ii) the customer’s right to use or otherwise exploit the intellectual property has commenced and there is no requirement for significant continued performance by the Company, (iii) licensing fees are either fixed or determinable and (iv) collectability of the fees is reasonably assured. In the event any significant continued performance is required in these arrangements, revenue is allocated to each applicable element and recognized when the related services are performed.

Film and television production costs include the unamortized cost of completed theatrical films and television episodes, theatrical films and television series in production and film rights in preparation of development. Film and television production costs are stated at the lower of cost, less accumulated amortization, or fair value. The amount of capitalized film and television production costs recognized as Cost of revenues for a given period is determined using the film forecast computation method. Under this method, the amortization of capitalized costs and the accrual of participations and residuals is based on the proportion of the film’s revenues recognized for such period to the film’s estimated remaining ultimate revenues. The process of estimating a film’s ultimate revenues (i.e., the total revenue to be received throughout a film’s life cycle) is discussed further under “Film and Television Production Cost Recognition, Participations and Residuals and Impairments.”

Inventories of theatrical and television product consist primarily of DVDs and Blu-ray Discs and are stated at the lower of cost or net realizable value. Cost is determined using the average cost method. Returned goods included in Inventory are valued at estimated realizable value, but not in excess of cost. For more information, see Note 6.

Videogame development costs are expensed as incurred before the applicable videogames reach technical feasibility. Unamortized capitalized videogame production and development costs are stated at the lower of cost or net realizable value and reported in Noncurrent inventories and film and television production costs on the Consolidated Balance Sheet.

The Company enters into collaborative arrangements from time to time with third parties to jointly finance and distribute certain of its theatrical productions. See “Accounting for Collaborative Arrangements” for more information.

Publishing

Magazine Subscription and Advertising revenues are recognized at the magazine cover date. The unearned portion of magazine subscriptions is deferred until the magazine cover date, at which time a proportionate share of the gross subscription price is included in revenues, net of any commissions paid to subscription agents. Also included in Subscription revenues are revenues generated from single-copy sales of magazines through retail outlets such as newsstands, supermarkets, convenience stores and drugstores and on certain digital devices and platforms, which may or may not result in future subscription sales. Revenues from retail outlet sales are recognized based on gross sales less a provision for estimated returns. Advertising revenues from websites are recognized as impressions are delivered or the services are performed.

Film and Television Production Cost Recognition, Participations and Residuals and Impairments

One aspect of the accounting for film and television production costs, as well as related revenues, that impacts the Film and TV Entertainment segment (as well as the Networks segment) and requires the exercise of judgment relates to the process of estimating a film’s ultimate revenues and is important for two reasons. First, while a film or television series is being produced and the related costs are being capitalized, as well as at the time the film or television series is released, it is necessary for management to estimate the ultimate revenues, less additional costs to be incurred (including exploitation and participation costs), in order to determine whether the value of a film or television series has been impaired and, thus, requires an immediate write-off of unrecoverable film and television production costs down to fair value. Second, it is necessary for management to determine, using the film forecast computation method, the amount of capitalized film and television production

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

costs and the amount of participations and residuals to be recognized as Costs of revenues for a given film or television series in a particular period. To the extent that the ultimate revenues are adjusted, the resulting gross margin reported on the exploitation of that film or television series in a period is also adjusted.

Prior to the theatrical release of a film, management bases its estimates of ultimate revenues for each film on factors such as the historical performance of similar films, the star power of the lead actors, the rating and genre of the film, pre-release market research (including test market screenings) and the expected number of theaters in which the film will be released. Management updates such estimates based on information available during the film’s production and, upon release, the actual results of each film. Changes in estimates of ultimate revenues from period to period affect the amount of production costs amortized in a given period and, therefore, could have an impact on the segment’s financial results for that period. For example, prior to a film’s release, the Company often will test market the film to the film’s targeted demographic. If the film is not received favorably, the Company may (i) reduce the film’s estimated ultimate revenues, (ii) revise the film, which could cause the production costs to increase, or (iii) perform a combination of both. Similarly, a film that generates lower-than-expected theatrical revenues in its initial weeks of release would have its theatrical, home video and television distribution ultimate revenues adjusted downward. A failure to adjust for a downward change in estimates of ultimate revenues would result in the understatement of production costs amortization for the period. The Company recorded production cost amortization of $3.755 billion, $3.658 billion and $3.088 billion in 2012, 2011 and 2010, respectively. Included in production cost amortization are film impairments primarily related to pre-release theatrical films of $92 million, $74 million and $78 million in 2012, 2011 and 2010, respectively.

Barter Transactions

Time Warner enters into transactions that involve the exchange of advertising, in part, for other products and services, such as a license for programming. Such transactions are recognized by the programming licensee (e.g., a television network) as programming inventory and deferred advertising revenue at the estimated fair value when the product is available for telecast. Barter programming inventory is amortized in the same manner as the non-barter component of the licensed programming, and Advertising revenue is recognized when advertising spots are delivered. From the perspective of the programming licensor (e.g., a film studio), incremental licensing revenue is recognized when the barter advertising spots received are either used or sold to third parties.

Multiple-Element Transactions

In the normal course of business, the Company enters into transactions, referred to as multiple-element transactions, which involve making judgments about allocating the consideration to the various elements of the transactions. While the more common type of multiple-element transactions encountered by the Company involve the sale or purchase of multiple products or services (e.g., licensing multiple film titles in a single arrangement), multiple element transactions can also involve contemporaneous purchase and sales transactions, the settlement of an outstanding dispute contemporaneous with the purchase of a product or service, as well as investing in an investee while at the same time entering into an operating agreement. In accounting for multiple-element transactions, judgment must be exercised in identifying the separate elements in a bundled transaction as well as determining the values of these elements. These judgments can impact the amount of revenues, expenses and net income recognized over the term of the contract, as well as the period in which they are recognized.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as a principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement. The Company serves as the principal in transactions in which it has substantial risks and rewards of ownership.

The following are examples of arrangements where the Company is an intermediary or uses an intermediary:

•

The Film and TV Entertainment segment provides distribution services to third-party companies.    The Film and TV Entertainment segment may provide distribution services for an independent third-party company for the worldwide distribution of theatrical films, home video, television programs and/or videogames. The independent third-party company may retain final approval over the distribution, marketing, advertising and publicity for each film or videogame in all media, including the timing and extent of the releases, the pricing and packaging of packaged goods units and approval of all television licenses. The Film and TV Entertainment segment records revenue generated in these distribution arrangements on a gross basis when it (i) is the merchant of record for the licensing arrangements, (ii) is the licensor/contracting party, (iii) provides the materials to licensees, (iv) handles the billing and collection of all amounts due under such arrangements and (v) bears the risk of loss related to distribution advances and/or the packaged goods inventory. If the Film and TV Entertainment segment does not bear the risk of loss as described in the previous sentence, the arrangements are accounted for on a net basis.

•

The Networks segment provides advertising sales services to third-party companies.    From time to time, the Networks segment contracts with third parties, or in certain instances a related party such as a joint venture, to perform television or website advertising sales services. While terms of these agreements can vary, the Networks segment generally records advertising revenue on a gross basis when it acts as the primary obligor in the arrangement because in those cases it is the face to the advertiser and is responsible for fulfillment of the advertising sold.

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

Accounting for Collaborative Arrangements

The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute theatrical productions (“co-financing arrangements”) and an arrangement entered into with CBS Broadcasting, Inc. (“CBS”) and the NCAA that provides Turner and CBS with exclusive

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

television, Internet and wireless rights to the NCAA Tournament in the United States and its territories and possessions from 2011 through 2024.

In most cases, the form of the co-financing arrangement is the sale of an economic interest in a film to an investor. The Film and TV Entertainment segment generally records the amounts received for the sale of an economic interest as a reduction of the costs of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, in each period the Company reflects in the Consolidated Statement of Operations either a charge or benefit to Costs of revenues to reflect the estimate of the third-party investor’s interest in the profits or losses incurred on the film. The estimate of the third-party investor’s interest in profits or losses incurred on the film is determined using the film forecast computation method. For the years ended December 31, 2012, 2011 and 2010, net participation costs related to third party investors of $444 million, $336 million and $508 million, respectively, were recorded in Costs of revenues.

The aggregate programming rights fee, production costs, advertising revenues and sponsorship revenues related to the NCAA Tournament and related programming are equally shared by Turner and CBS. However, if the amount paid for the programming rights fee and production costs in any given year exceeds advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to specified annual amounts (the “loss cap”), ranging from approximately $90 million to $30 million. The amounts incurred by the Company pursuant to the loss cap during the years ended December 31, 2012 and 2011 were not significant. In accounting for this arrangement, the Company recorded Advertising revenues for the advertisements aired on Turner’s networks and amortized Turner’s share of the programming rights fee based on the ratio of current period advertising revenues to its estimate of total advertising revenues over the term of the arrangement.

Advertising Costs

Time Warner expenses advertising costs as they are incurred, which generally is when the advertising is exhibited or aired. Advertising expense to third parties was $2.465 billion in 2012, $2.987 billion in 2011 and $2.824 billion in 2010.

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

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on its

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be more likely than not of being sustained upon examination based on their technical merits. There is considerable judgment involved in determining whether positions taken on the Company’s tax returns are more likely than not of being sustained.

The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense. For further information, see Note 9.

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the group of assets being disposed of comprises a component of the entity; that is, whether it has historic operations and cash flows that can be clearly distinguished (both operationally and for financial reporting purposes). The Company also determines whether the cash flows associated with the group of assets have been significantly (or will be significantly) eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company has no significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation, if material, apart from continuing operating results of the Company in the consolidated financial statements.

2.	GOODWILL AND INTANGIBLE ASSETS

Time Warner has a significant number of intangible assets, acquired film and television libraries and other copyrighted products and tradenames. Certain intangible assets are deemed to have finite lives and, accordingly, are amortized over their estimated useful lives, while others are deemed to be indefinite-lived and therefore are not amortized. Goodwill and indefinite-lived intangible assets, primarily certain tradenames, are tested annually for impairment during the fourth quarter, or earlier upon the occurrence of certain events or substantive changes in circumstances.

For the year ended December 31, 2012, the Networks segment recognized impairments of both Goodwill and intangible assets related to the shutdown of Imagine (see Note 3 for additional information).

Goodwill

The performance of the Company’s annual impairment analysis did not result in any impairments of Goodwill in 2012, 2011 or 2010. Refer to Note 1 for a discussion of the 2012 annual impairment test.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary of changes in the Company’s Goodwill related to continuing operations during the years ended December 31, 2012 and 2011, by reportable segment, is as follows (millions):

	December 31, 2010	Acquisitions, Dispositions and Adjustments	Translation Adjustments	December 31, 2011	Acquisitions, Dispositions and Adjustments	Translation Adjustments	December 31, 2012
Networks
Gross goodwill	$34,509	$11	$(10)	$34,510	$129	$(1)	$34,638
Impairments	(13,277)	—	—	(13,277)	(61)	—	(13,338)

Net goodwill	21,232	11	(10)	21,233	68	(1)	21,300

Film and TV Entertainment
Gross goodwill	9,709	47	(2)	9,754	328	5	10,087
Impairments	(4,091)	—	—	(4,091)	—	—	(4,091)

Net goodwill	5,618	47	(2)	5,663	328	5	5,996

Publishing
Gross goodwill	18,432	—	(11)	18,421	(7)	24	18,438
Impairments	(15,288)	—	—	(15,288)	—	—	(15,288)

Net goodwill	3,144	—	(11)	3,133	(7)	24	3,150

Time Warner
Gross goodwill	62,650	58	(23)	62,685	450	28	63,163
Impairments	(32,656)	—	—	(32,656)	(61)	—	(32,717)

Net goodwill	$29,994	$58	$(23)	$30,029	$389	$28	$30,446

The increase in Goodwill for the year ended December 31, 2012 at the Networks segment is primarily related to the acquisition of Bleacher Report (see Note 3 for additional information). The increase in Goodwill for the year ended December 31, 2012 at the Film and TV Entertainment segment is primarily related to contingent consideration earned by the former shareholders of TT Games Limited, which was acquired by the Company in 2007, upon achieving certain earnings targets specified in the acquisition agreement. Such amount has been accounted for in accordance with business combination guidance in place at the time of the acquisition.

Intangible Assets

The Company recorded noncash impairments of intangible assets during the years ended December 31, 2012, 2011 and 2010 by reportable segment, as follows (millions):

	Year Ended December 31,
	2012	2011	2010
Networks	$79	$5	$—
Film and TV Entertainment	1	1	9
Publishing	—	13	11

Time Warner	$80	$19	$20

The impairments noted above did not result in non-compliance with respect to any debt covenants.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s intangible assets subject to amortization and related accumulated amortization consisted of the following (millions):

	December 31, 2012			December 31, 2011
	Gross	Accumulated Amortization(a)	Net	Gross	Accumulated Amortization(a)	Net
Intangible assets subject to amortization:
Film library	$3,452	$(2,345)	$1,107	$3,514	$(2,194)	$1,320
Brands, tradenames and other intangible assets(b)	2,145	(1,144)	1,001	2,015	(1,103)	912

Total	$5,597	$(3,489)	$2,108	$5,529	$(3,297)	$2,232

(a)

The film library is amortized using a film forecast methodology. Amortization of brands, tradenames and other intangible assets subject to amortization is provided generally on a straight-line basis over their respective useful lives.

(b)

Effective December 31, 2012, certain tradenames of the Publishing segment totaling approximately $164 million that were previously assigned indefinite lives have been assigned finite lives of 18 years and will begin to be amortized starting in January 2013.

The Company recorded amortization expense of $248 million in 2012 compared to $269 million in 2011 and $264 million in 2010. The Company estimates amortization expense for future years based on the amount of intangible assets subject to amortization at December 31, 2012. These amounts may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized. The Company’s estimated amortization expense for the succeeding five years ended December 31 is as follows (millions):

	2013	2014	2015	2016	2017
Estimated amortization expense	$242	$230	$217	$212	$204

3.	BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions

Bleacher Report

In 2012, Turner Broadcasting System, Inc. (“Turner”) acquired Bleacher Report, a leading online and mobile sports property, for $170 million, net of cash acquired. The operating results of Bleacher Report did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2012.

CME

Central European Media Enterprises Ltd. (“CME”) is a publicly-traded broadcasting company operating leading networks in six Central and Eastern European countries. On May 18, 2009, the Company completed an equity investment in CME for $246 million. In the first quarter of 2011, the Company completed an additional equity investment in CME for $61 million. In connection with its investment, Time Warner agreed to allow CME founder and Non-Executive Chairman Ronald S. Lauder to vote Time Warner’s shares of CME until at least May 2013, subject to certain exceptions. The Company’s investment in CME is being accounted for under the cost method of accounting. Upon the expiration of the voting agreement with Ronald S. Lauder in May 2013, the Company expects to begin accounting for its investment in CME under the equity method of accounting. In the fourth quarter of 2011, the Company recorded a $163 million noncash impairment related to its investment in CME.

On April 30, 2012, the Company and CME entered into an arrangement in which the Company agreed to purchase shares of CME’s Class A common stock and to loan CME up to $300 million for the sole purpose of CME retiring certain of its outstanding public indebtedness that was scheduled to mature over the next few years through concurrent tender offers (the “CME Credit Facility”). The arrangement also gave CME the option to sell the Company additional shares of CME’s Class A common stock or securities convertible into Class A common

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stock. The purchase price for the shares was fixed at $7.51 per share based on the trailing 20 day volume-weighted average closing price of CME Class A common stock prior to April 30, 2012 and was to be paid through a reduction in the amount owed by CME under the CME Credit Facility.

CME borrowed $180 million under the CME Credit Facility, of which $15 million was repaid during the second quarter of 2012. The remaining $165 million outstanding under the CME Credit Facility was used to purchase approximately 10.8 million shares of Class A common stock and one share of CME’s Class A convertible preferred stock, which increased the Company’s economic interest in CME to 49.9%, and the CME Credit Facility was terminated. In the fourth quarter of 2012, the Company recorded a $43 million noncash impairment related to its investment in CME.

Shed Media

In 2010, Warner Bros. acquired an approximate 55% interest in Shed Media plc (“Shed Media”), a leading television producer in the U.K., for $100 million, net of cash acquired. Warner Bros. has a call right that enables it to purchase a portion of the interests held by the other owners of Shed Media in 2014 and the remaining interests held by the other owners in 2018. The other owners have a reciprocal put right that enables them to require Warner Bros. to purchase a portion of their interests in Shed Media in 2014 and the remaining interests held by them in 2018.

Chilevisión

In 2010, Turner acquired Chilevisión, a television broadcaster in Chile, for $134 million, net of cash acquired.

HBO LAG

In the first quarter of 2010, Home Box Office purchased additional interests in HBO LAG for $217 million, which resulted in Home Box Office owning 80% of the equity interests of HBO LAG. In the fourth quarter of 2010, one of the remaining partners in HBO LAG exercised its put option to sell its remaining 8% equity interest in HBO LAG to Home Box Office for approximately $65 million. The transaction closed in the first quarter of 2011 and resulted in Home Box Office owning 88% of the equity interests of HBO LAG. The Company’s investment in HBO LAG is being accounted for using the equity method of accounting. See Note 4 for more information.

HBO Europe Acquisition

In 2010, Home Box Office purchased the remainder of its partners’ interests in HBO Europe (formerly HBO Central Europe) for $136 million, net of cash acquired. HBO Europe operates the HBO and Cinemax multi-channel premium pay television services serving various territories in Europe. The Company has consolidated the results of operations and financial condition of HBO Europe since January 27, 2010. Prior to this transaction, Home Box Office held a 33% interest in HBO Europe, which was accounted for under the equity method of accounting. Upon the acquisition of the controlling interest in HBO Europe, a gain of $59 million was recognized, reflecting the excess of the fair value over the Company’s carrying cost of its original investment in HBO Europe. The fair value of Home Box Office’s original investment in HBO Europe of $78 million was determined using the consideration paid in the 2010 purchase, which was primarily derived using a combination of market and income valuation techniques.

Dispositions

Imagine

In 2012, Turner shut down its general entertainment network, Imagine, in India and recognized $123 million of charges related to the shutdown. These charges consisted of $117 million, primarily related to certain receivables, including value added tax receivables, inventories and long-lived assets, including Goodwill, and $6 million related to exit and other transaction costs.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TNT Turkey

In 2012, Turner shut down its TNT television operations in Turkey and recognized charges of $85 million, consisting of $57 million primarily related to certain receivables, including value added tax receivables, inventories and other assets; $12 million related to exit and other transaction costs; and $16 million related to an investment.

QSP

In 2012, the Publishing segment sold, solely in exchange for contingent consideration, assets primarily comprising the school fundraising business, QSP, and recognized a $36 million loss in connection with the sale.

4. INVESTMENTS

The Company’s investments consist of equity-method investments, fair-value and other investments, including available-for-sale securities, and cost-method investments. Time Warner’s investments, by category, consist of (millions):

	December 31,
	2012	2011
Equity-method investments	$931	$939
Fair-value and other investments, including available-for-sale securities:
Deferred compensation investments, recorded at fair value	251	254
Deferred compensation insurance-related investments, recorded at cash surrender value	358	337
Available-for-sale securities	117	86

Total fair-value and other investments	726	677
Cost-method investments	390	204

Total	$2,047	$1,820

Available-for-sale securities are recorded at fair value in the Consolidated Balance Sheet, and the realized gains and losses are included as a component of Other loss, net in the Consolidated Statement of Operations. The cost basis, unrealized gains and fair market value of available-for-sale securities are set forth below (millions):

	December 31,
	2012	2011
Cost basis	$96	$66
Gross unrealized gain	21	20

Fair value	$117	$86

Gains and losses reclassified from Accumulated other comprehensive loss, net to Other loss, net in the Consolidated Statement of Operations are determined based on the specific identification method.

Equity-Method Investments

At December 31, 2012, investments accounted for using the equity method primarily included the Company’s investments in HBO LAG (88% owned), HBO Asia (80% owned), HBO South Asia (75% owned) and certain other network and filmed entertainment ventures that are generally 20% to 50% owned.

HBO LAG, HBO Asia and HBO South Asia are VIEs and, because voting control of each of these entities is shared equally with other investors, the Company has determined that it is not the primary beneficiary of these

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

VIEs. As of December 31, 2012 and December 31, 2011, the Company’s aggregate investment in HBO LAG, HBO Asia and HBO South Asia was $702 million and $682 million, respectively, and was recorded in Investments, including available-for-sale securities, in the Consolidated Balance Sheet. These investments are intended to enable the Company to more broadly leverage its programming and digital strategy in the territories served and to capitalize on growing multi-channel television opportunities in such territories. The Company provides programming as well as certain services, including distribution, licensing and technological and administrative support, to these entities. These entities are financed through cash flows from their operations, and the Company is not obligated to provide them with any additional financial support. In addition, the assets of these entities are not available to settle the Company’s obligations.

Cost-Method Investments

The Company’s cost-method investments typically include investments in start-up companies and investment funds as well as its investment in CME. The Company uses available qualitative and quantitative information to evaluate all cost-method investments for impairment at least quarterly.

Gain on Sale of Investments

For the years ended December 31, 2012, 2011 and 2010, the Company recognized net gains of $11 million, $14 million and $20 million, respectively, related to the sale of various investments.

Investment Writedowns

For the years ended December 31, 2012, 2011 and 2010, the Company incurred writedowns to reduce the carrying value of certain investments that experienced other-than-temporary impairments, as set forth below (millions):

	December 31,
	2012	2011	2010
Equity-method investments	$25	$11	$1
Cost-method investments	57	169	6
Available-for-sale securities	7	—	—

Total	$89	$180	$7

The impairment of equity-method investments incurred during the year ended December 31, 2012 is primarily related to the shutdown of TNT television operations in Turkey. The impairments of cost-method investments incurred during the years ended December 31, 2012 and 2011 are primarily related to the Company’s investment in CME. For more information on these investments, see Note 3. While Time Warner has recognized all declines that are believed to be other-than-temporary as of December 31, 2012, it is reasonably possible that individual investments in the Company’s portfolio may experience other-than-temporary declines in value in the future if the underlying investees experience poor operating results or the U.S. or certain foreign equity markets experience further declines in value.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, respectively (millions):

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities(a)	$258	$5	$—	$263	$265	$5	$—	$270
Available-for-sale securities:
Equity securities	18	—	—	18	14	—	—	14
Debt securities	—	99	—	99	—	72	—	72
Derivatives:
Foreign exchange contracts	—	9	—	9	—	28	—	28
Other	4	—	13	17	4	—	20	24
Liabilities:
Derivatives:
Foreign exchange contracts	—	(31)	—	(31)	—	—	—	—
Other	—	—	(6)	(6)	—	—	(17)	(17)

Total	$280	$82	$7	$369	$283	$105	$3	$391

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements. As of December 31, 2012 and 2011, assets and liabilities valued using significant unobservable inputs (Level 3) primarily consist of an asset related to equity instruments held by employees of a former subsidiary of the Company, liabilities for contingent consideration and options to redeem securities.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the years ended December 31, 2012 and 2011, respectively, on such assets and liabilities that were included in the Consolidated Balance Sheet as of December 31, 2012 and 2011, respectively (millions):

	December 31, 2012	December 31, 2011
Balance as of the beginning of the period	$3	$(9)
Total gains, net:
Included in operating income	1	9
Included in other loss, net	14	2
Included in other comprehensive income	—	—
Settlements	(11)	2
Issuances	—	(1)
Transfers in and/or out of Level 3	—	—

Balance as of the end of the period	$7	$3

Net gain for the period included in net income related to assets and liabilities still held as of the end of the period	$15	$11

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at December 31, 2012, the fair value of Time Warner’s debt exceeded its carrying value by approximately $4.622 billion and, based on interest rates prevailing at December 31, 2011, the fair value of Time Warner’s debt exceeded its carrying value by approximately $3.549 billion. The fair value of Time Warner’s debt was considered a Level 2 measurement as it was based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of the financial instruments or because the financial instruments are of a longer-term nature and are recorded on a discounted basis. For the remainder of the Company’s other financial instruments, differences between the carrying value and fair value were not significant at December 31, 2012. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

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

Because of a change in the expected use of certain long-lived assets, primarily intangible assets at Imagine, during the first quarter of 2012, such assets were tested for impairment by comparing their carrying values with their estimated fair values. Because the carrying values of such assets exceeded their estimated fair values, the Company recorded a noncash impairment of $19 million to write down the value of such assets to zero. The resulting fair value measurements of the assets were considered to be Level 3 measurements and were determined using a DCF methodology with assumptions for cash flows associated with the use and eventual

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

disposition of the assets. Nonrecurring fair value measurements made in connection with the Company’s decision to shut down Turner’s TNT television operations in Turkey during the second quarter of 2012 were not significant.

In determining the fair value of its theatrical films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular theatrical film. The fair value of any theatrical film and television production that management plans to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement. During the year ended December 31, 2012, certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, were written down to $257 million from their carrying value of $414 million. During the year ended December 31, 2011, certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, were written down to $400 million from their carrying value of $511 million.

6. INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	December 31, 2012	December 31, 2011
Inventories:
Programming costs, less amortization	$3,951	$3,321
DVDs, Blu-ray Discs, books, paper and other merchandise	326	340

Total inventories	4,277	3,661
Less: current portion of inventory	(2,060)	(1,890)

Total noncurrent inventories	2,217	1,771

Theatrical film production costs:(a)
Released, less amortization	597	844
Completed and not released	174	295
In production	1,770	1,592
Development and pre-production	106	87
Television production costs:(a)
Released, less amortization	1,034	1,141
Completed and not released	396	360
In production	487	499
Development and pre-production	4	5

Total theatrical film and television production costs	4,568	4,823

Total noncurrent inventories and theatrical film and television production costs	$6,785	$6,594

(a)

Does not include $1.107 billion and $1.320 billion of acquired film library intangible assets as of December 31, 2012 and December 31, 2011, respectively, which are included in Intangible assets subject to amortization in the Consolidated Balance Sheet.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Approximately 89% of unamortized film costs for released theatrical and television product are expected to be amortized within three years from December 31, 2012. In addition, approximately $1.6 billion of the film costs of released and completed and not released theatrical and television product are expected to be amortized during the twelve-month period ending December 31, 2013. At December 31, 2012 and 2011, there were $173 million and $182 million, respectively, of unamortized computer software costs related to videogames included within theatrical film costs. Amortization of such costs was $182 million, $163 million and $40 million for the years ended December 31, 2012, 2011 and 2010, respectively.

7.	DERIVATIVE INSTRUMENTS

Time Warner uses derivative instruments, principally forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The principal currencies being hedged include the British Pound, Euro, Australian Dollar and Canadian Dollar. Time Warner uses foreign exchange contracts that generally have maturities of three to 18 months to hedge various foreign exchange exposures, including the following: (i) variability in foreign-currency-denominated cash flows, such as the hedges of unremitted or forecasted royalty and license fees owed to Time Warner’s domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad or cash flows for certain film production costs denominated in a foreign currency (i.e., cash flow hedges) and (ii) currency risk associated with foreign-currency-denominated operating assets and liabilities (i.e., fair value hedges). For these qualifying hedge relationships, the Company excludes the impact of forward points from its assessment of hedge effectiveness. As a result, changes in the fair value of forward points are recorded in Other loss, net in the Consolidated Statement of Operations each quarter.

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

Gains and losses from hedging activities recognized in the Consolidated Statement of Operations, including hedge ineffectiveness, were not material for the years ended December 31, 2012, 2011 and 2010. In addition, such gains and losses were largely offset by corresponding economic gains or losses from the respective transactions that were hedged.

The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at December 31, 2012 and December 31, 2011 (millions):

	December 31, 2012	December 31, 2011
Qualifying Hedges
Assets	$69	$105
Liabilities	(81)	(91)
Economic Hedges
Assets	$10	$30
Liabilities	(20)	(16)

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within Prepaid expenses and other current assets or Accounts payable and accrued liabilities in the Company’s Consolidated Balance Sheet. At both December 31, 2012 and 2011, $19 million of gains related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

hedged items affect earnings. Included in Accumulated other comprehensive loss, net are deferred net gains of $8 million and less than $1 million at December 31, 2012 and 2011, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

8.	LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The Company’s long-term debt and other financing arrangements consist of revolving bank credit facilities, a commercial paper program, fixed-rate public debt and other obligations. Long-term debt consists of (millions)(a):

	December 31,
	2012	2011
Fixed-rate public debt	$19,620	$19,251
Other obligations	251	273

Subtotal	19,871	19,524
Debt due within one year	(749)	(23)

Total long-term debt	$19,122	$19,501

(a)	Represents principal amounts adjusted for premiums and discounts.

The Company’s unused committed capacity as of December 31, 2012 was $7.863 billion, including $2.841 billion of Cash and equivalents. At December 31, 2012, there were no borrowings outstanding under the Revolving Credit Facilities, as defined below, and no commercial paper was outstanding under the commercial paper program. The Revolving Credit Facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted-average interest rate on Time Warner’s total debt was 6.21% and 6.35% at December 31, 2012 and 2011, respectively.

Revolving Credit Facilities and Commercial Paper Program

Revolving Credit Facilities

On December 14, 2012, Time Warner amended its $5.0 billion senior unsecured credit facilities, which consist of two $2.5 billion revolving credit facilities, pursuant to an Amendment and Restatement Agreement, dated as of December 14, 2012, to the credit agreement, dated as of January 19, 2011 and amended on September 27, 2011 (as amended and restated, the “Credit Agreement”). The amendment extended the maturity date of one of the revolving credit facilities from September 27, 2015 to December 14, 2017 (the “2017 Revolving Credit Facility”). The maturity date of the other $2.5 billion revolving credit facility (the “2016 Revolving Credit Facility” and, together with the 2017 Revolving Credit Facility, the “Revolving Credit Facilities”) was not affected by the amendment and remains September 27, 2016.

The permitted borrowers under the Credit Agreement are Time Warner and Time Warner International Finance Limited (“TWIFL” and, together with Time Warner, the “Borrowers”). The interest rate on borrowings and facility fees under the Revolving Credit Facilities are based on the credit rating for Time Warner’s senior unsecured long-term debt. Based on the credit rating as of December 31, 2012, the interest rate on borrowings under the 2017 Revolving Credit Facility would be LIBOR plus 1.10% per annum and the facility fee was 0.15% per annum, and the interest rate on borrowings under the 2016 Revolving Credit Facility would be LIBOR plus 1.075% per annum and the facility fee was 0.175% per annum.

The Credit Agreement provides same-day funding and multi-currency capability, and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The covenants in the Credit Agreement include a maximum consolidated leverage ratio covenant of 4.5 times the consolidated EBITDA, as defined in the Credit Agreement, of Time Warner, but exclude any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

change in Time Warner’s financial condition or results of operations. The terms and related financial metrics associated with the leverage ratio are defined in the Credit Agreement. At December 31, 2012, the Company was in compliance with the leverage covenant, with a consolidated leverage ratio of approximately 2.4 times. Borrowings under the Revolving Credit Facilities may be used for general corporate purposes, and unused credit is available to support borrowings by Time Warner under its commercial paper program. The Credit Agreement also contains certain events of default customary for credit facilities of this type (with customary grace periods, as applicable). The Borrowers may from time to time, so long as no default or event of default has occurred and is continuing, increase the commitments under either or both of the Revolving Credit Facilities by up to $500 million per facility by adding new commitments or increasing the commitments of willing lenders. The obligations of each of the Borrowers under the Credit Agreement are directly or indirectly guaranteed, on an unsecured basis, by Historic TW Inc. (“Historic TW”), Home Box Office and Turner. The obligations of TWIFL under the Credit Agreement are also guaranteed by Time Warner.

Commercial Paper Program

The Company has a commercial paper program, which was established on February 16, 2011 on a private placement basis, under which Time Warner may issue unsecured commercial paper notes up to a maximum aggregate amount not to exceed the unused committed capacity under the $5.0 billion Revolving Credit Facilities, which support the commercial paper program. Proceeds from the commercial paper program may be used for general corporate purposes. The obligations of the Company under the commercial paper program are directly or indirectly guaranteed, on an unsecured basis, by Historic TW, Home Box Office and Turner.

Public Debt

Time Warner and certain of its subsidiaries have various public debt issuances outstanding. At issuance, the maturities of these outstanding series of debt ranged from five to 40 years and the interest rates on debt with fixed interest rates ranged from 3.15% to 9.15%. At December 31, 2012 and 2011, the weighted average interest rate on the Company’s outstanding fixed-rate public debt was 6.23% and 6.37%, respectively. At December 31, 2012, the Company’s fixed-rate public debt had maturities ranging from 2013 to 2042.

Debt Offering

On June 13, 2012, Time Warner issued $500 million aggregate principal amount of 3.40% Notes due 2022 and $500 million aggregate principal amount of 4.90% Debentures due 2042 in a public offering. The securities issued pursuant to the offering are directly or indirectly guaranteed, on an unsecured basis, by Historic TW, Home Box Office and Turner.

Maturities of Public Debt

The Company’s public debt matures as follows (millions):

	2013	2014	2015	2016	2017	Thereafter
Debt	$732	$—	$1,000	$1,150	$500	$16,381

Covenants and Credit Rating Triggers

Each of the Company’s Credit Agreement and public debt indentures contain customary covenants. A breach of such covenants in the Credit Agreement that continues beyond any grace period constitutes a default, which can limit the Company’s ability to borrow and can give rise to a right of the lenders to terminate the Revolving Credit Facilities and/or require immediate payment of any outstanding debt. A breach of such covenants in the public debt indentures beyond any grace period constitutes a default, which can require immediate payment of the outstanding debt. There are no credit ratings-based defaults or covenants in the Credit Agreement or public debt indentures.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The interest rate on borrowings under the Revolving Credit Facilities and the facility fee are based in part on the Company’s credit ratings. Therefore, in the event that the Company’s credit ratings decrease, the cost of maintaining the Revolving Credit Facilities and the cost of borrowing increase and, conversely, if the ratings improve, such costs decrease. As of December 31, 2012, the Company’s investment grade debt ratings were as follows: Fitch BBB, Moody’s Baa2, and S&P BBB.

As of December 31, 2012, the Company was in compliance with all covenants in the Credit Agreement and its public debt indentures. The Company does not anticipate that it will have any difficulty in the foreseeable future complying with the covenants in its Credit Agreement or public debt indentures.

Other Obligations

Other long-term debt obligations consist of capital lease and other obligations, including committed financings by subsidiaries under local bank credit agreements. At December 31, 2012 and 2011, the weighted average interest rate for other long-term debt obligations was 4.41% and 4.57%, respectively.

Capital Leases

The Company has entered into various leases primarily related to network equipment that qualify as capital lease obligations. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capital lease obligation in the Consolidated Balance Sheet. Assets recorded under capital lease obligations totaled $101 million and $150 million as of December 31, 2012 and 2011, respectively. Related accumulated amortization totaled $49 million and $79 million as of December 31, 2012 and 2011, respectively.

Future minimum capital lease payments at December 31, 2012 are as follows (millions):

2013	$13
2014	12
2015	11
2016	9
2017	9
Thereafter	20

Total	74
Amount representing interest	(14)

Present value of minimum lease payments	60
Current portion	(9)

Total long-term portion	$51

Film Tax-Advantaged Arrangements

The Company’s film and TV entertainment business, on occasion, enters into tax-advantaged transactions with foreign investors that are thought to generate tax benefits for such investors. The Company believes that its tax profile is not affected by its participation in these arrangements in any jurisdiction. The foreign investors provide consideration to the Company for entering into these arrangements.

Although these transactions often differ in form, they generally involve circumstances in which the Company enters into a sale-leaseback arrangement involving its film product with third-party special purpose entities (“SPEs”) owned by the foreign investors. The Company maintains its rights and control over the use of its film

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

product. The Company evaluates these SPEs for consolidation in accordance with its policy. Because the Company generally does not have a controlling interest in the SPEs, it generally does not consolidate them. In addition, the Company does not guarantee and is not otherwise responsible for the equity and debt in these SPEs and does not participate in the profits or losses of these SPEs. The Company accounts for these arrangements based on their substance, and the Company records the costs of producing the films as an asset and records the net benefit received from the investors as a reduction of film and television production costs resulting in lower film and television production cost amortization for the films involved in the arrangement. At December 31, 2012, such SPEs were capitalized with approximately $3.1 billion of debt and equity from the third-party investors. These transactions resulted in reductions of film and television production cost amortization totaling $10 million, $34 million and $7 million during the years ended December 31, 2012, 2011 and 2010, respectively.

9.	INCOME TAXES

Domestic and foreign income before income taxes and discontinued operations are as follows (millions):

	Year Ended December 31,
	2012	2011	2010
Domestic	$4,445	$4,285	$3,575
Foreign	97	81	344

Total	$4,542	$4,366	$3,919

Current and Deferred income taxes (tax benefits) provided on Income from continuing operations are as follows (millions):

	Year Ended December 31,
	2012	2011	2010
Federal:
Current	$1,195	$922	$764
Deferred	(135)	178	84
Foreign:
Current(a)	358	364	375
Deferred	4	(52)	(23)
State and Local:
Current	123	63	120
Deferred	(19)	9	28

Total	$1,526	$1,484	$1,348

(a)	Includes foreign withholding taxes of $245 million in 2012, $244 million in 2011 and $226 million in 2010.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below (millions):

	Year Ended December 31,
	2012	2011	2010
Taxes on income at U.S. federal statutory rate	$1,590	$1,528	$1,372
State and local taxes, net of federal tax effects	65	71	73
Domestic production activities deduction	(160)	(123)	(96)
Other	31	8	(1)

Total	$1,526	$1,484	$1,348

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of Time Warner’s net deferred tax liabilities are as follows (millions):

	December 31,
	2012	2011
Deferred tax assets:
Tax attribute carryforwards(a)	$835	$889
Receivable allowances and return reserves	244	274
Royalties, participations and residuals	474	438
Investments	170	188
Equity-based compensation	280	443
Amortization and depreciation	373	130
Other	1,087	1,131
Valuation allowances(a)	(560)	(640)

Total deferred tax assets	$2,903	$2,853

Deferred tax liabilities:
Assets acquired in business combinations	$3,521	$3,641
Unbilled television receivables	915	939
Unremitted earnings of foreign subsidiaries	120	151

Total deferred tax liabilities	4,556	4,731

Net deferred tax liability	$1,653	$1,878

(a)

The Company has recorded valuation allowances for certain tax attribute carryforwards and other deferred tax assets due to uncertainty that exists regarding future realizability. The tax attribute carryforwards consist of $315 million of tax credits, $240 million of capital losses and $280 million of net operating losses that expire in varying amounts from 2013 through 2032. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the Consolidated Statement of Operations.

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $1.9 billion at December 31, 2012. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

For accounting purposes, the Company records equity-based compensation expense and a related deferred tax asset for the future tax deductions it may receive. For income tax purposes, the Company receives a tax deduction equal to the stock price on the date that a restricted stock unit (or performance share unit) vests or the excess of the stock price over the exercise price of an option upon exercise. The deferred tax asset consists of amounts relating to individual unvested and/or unexercised equity-based compensation awards; accordingly, deferred tax assets related to certain equity awards may currently be in excess of the tax benefit ultimately received. The applicable accounting rules require that the deferred tax asset related to an equity-based compensation award be reduced only at the time the award vests (in the case of a restricted stock unit or performance share unit), is exercised (in the case of a stock option) or otherwise expires or is cancelled. This reduction is recorded as an adjustment to additional paid-in capital (“APIC”), to the extent that the realization of excess tax deductions on prior equity-based compensation awards were recorded directly to APIC. The cumulative amount of such excess tax deductions is referred to as the Company’s “APIC Pool.” Any shortfall balance recognized in excess of the Company’s APIC Pool is charged to Income tax provision in the Consolidated Statement of Operations. The Company’s APIC Pool was sufficient to absorb any shortfalls such that no shortfalls were charged to the Income tax provision during the years ended December 31, 2012, 2011 and 2010.

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

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, from January 1 through December 31 are set forth below (millions):

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$2,122	$2,100	$1,953
Additions for prior year tax positions	102	88	134
Additions for current year tax positions	97	120	80
Reductions for prior year tax positions	(61)	(153)	(52)
Settlements	(26)	(15)	(8)
Lapses in statute of limitations	(12)	(18)	(7)

Ending balance	$2,222	$2,122	$2,100

Should the Company’s position with respect to these uncertain tax positions be upheld, the significant majority of the effect would be recorded in the Consolidated Statement of Operations as part of the Income tax provision.

During the year ended December 31, 2012, the Company recorded interest reserves through the Consolidated Statement of Operations of approximately $59 million and made interest payments in connection with settlements reached during 2012 of approximately $21 million. During the year ended December 31, 2011, the Company recorded interest reserves through the Consolidated Statement of Operations of approximately $51 million and made interest payments in connection with settlements reached during 2011 of approximately $12 million. The amount accrued for interest and penalties as of December 31, 2012 and 2011 was $425 million and $387 million, respectively. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

Uncertainties related to certain tax matters were settled subsequent to the year ended December 31, 2012 and, in the Company’s judgment, uncertainties related to similar tax matters are reasonably possible of being resolved during the next twelve months. In addition, the Company has determined that it is reasonably possible that its existing reserves related to a former subsidiary will be settled during the next twelve months. The effect of the resolutions of these matters, a portion of which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from $60 million to $110 million, all of which will likely lower the Company’s effective tax rate. The Company does not otherwise currently anticipate that its reserves related to uncertain income tax positions as of December 31, 2012 will significantly increase or decrease during the twelve-month period ended December 31, 2013; however, various events could cause the Company’s current expectations to change in the future.

The Company and its subsidiaries file income tax returns in the U.S. and various state and local and foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s U.S. income tax returns for the 2005 through 2007 period.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

One matter relating to the appropriate tax characterization of certain stock warrants received from a third party in 2002 has been referred to the IRS Appeals Division. The Company expects this matter will result in a notice of deficiency being issued and entail litigation. Should the IRS prevail on its notice of deficiency, the additional tax payable by the Company would be approximately $70 million.

As of December 31, 2012, the tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. federal	2002 through the current period
California	2007 through the current period
New York State	2003 through the current period
New York City	2003 through the current period

10.	SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

For the years ended December 31, 2012, 2011 and 2010, the number of shares repurchased pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and their cost are as follows (millions):

	Total Number of Shares Repurchased	Total Cost of Shares Repurchased
2012	80	$3,302
2011	136	$4,618
2010	65	$1,999

In January 2013, Time Warner’s Board of Directors authorized up to $4.0 billion of share repurchases beginning January 1, 2013, including amounts available under the Company’s prior stock repurchase program as of December 31, 2012. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions.

Shares Authorized and Outstanding

At December 31, 2012, shareholders’ equity of Time Warner included 932 million shares of common stock (net of 720 million shares of common stock held in treasury). As of December 31, 2012, Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 8.33 billion shares of common stock and up to 600 million shares of additional series of common stock. At December 31, 2011, shareholders’ equity of Time Warner included 974 million shares of common stock (net of 678 million shares of common stock held in treasury).

Comprehensive Income

Comprehensive income is reported in the Consolidated Statement of Comprehensive Income and consists of Net income and other gains and losses affecting shareholders’ equity that, under GAAP, are excluded from Net income. For Time Warner, such items consist primarily of foreign currency translation gains (losses), unrealized gains and losses on certain derivative financial instruments and equity securities, and changes in benefit plan obligations.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary sets forth the activity within Other comprehensive income (loss) (millions):

	Pretax	Tax (provision) benefit	Net of tax
Year Ended December 31, 2010
Unrealized losses on foreign currency translation	$(128)	$(3)	$(131)
Unrealized gains (losses) on securities	(3)	1	(2)
Reclassification adjustment for (gains) losses on securities realized in net income	2	(1)	1
Unrealized gains (losses) on benefit obligation	42	(15)	27
Reclassification adjustment for (gains) losses on benefit obligation realized in net income	43	(15)	28
Unrealized gains (losses) on derivative financial instruments	(2)	1	(1)
Reclassification adjustment for derivative financial instrument (gains) losses realized in net income	41	(15)	26

Other comprehensive loss	$(5)	$(47)	$(52)

Year Ended December 31, 2011
Unrealized losses on foreign currency translation	$(49)	$(5)	$(54)
Unrealized gains (losses) on securities	6	(2)	4
Unrealized gains (losses) on benefit obligation	(318)	109	(209)
Reclassification adjustment for (gains) losses on benefit obligation realized in net income	20	(7)	13
Unrealized gains (losses) on derivative financial instruments	11	(4)	7
Reclassification adjustment for derivative financial instrument (gains) losses realized in net income	30	(11)	19

Other comprehensive income (loss)	$(300)	$80	$(220)

Year Ended December 31, 2012
Unrealized gains on foreign currency translation	$47	$(8)	$39
Reclassification adjustment for losses on foreign currency translation realized in net income	10	—	10
Unrealized gains on securities	1	—	1
Unrealized gains (losses) on benefit obligation	(312)	106	(206)
Reclassification adjustment for (gains) losses on benefit obligation realized in net income	28	(10)	18
Unrealized gains (losses) on derivative financial instruments	5	(2)	3
Reclassification adjustment for derivative financial instrument (gains) losses realized in net income	(2)	1	(1)

Other comprehensive income (loss)	$(223)	$87	$(136)

The following summary sets forth the components of Accumulated other comprehensive loss, net of tax (millions):

	December 31, 2012	December 31, 2011
Foreign currency translation gains (losses)	$3	$(46)
Net unrealized gains on securities	13	12
Net derivative financial instruments gains	12	10
Net unfunded/underfunded benefit obligation	(1,016)	(828)

Accumulated other comprehensive loss, net	$(988)	$(852)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	NET INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Net income attributable to Time Warner Inc. shareholders	$3,019	$2,886	$2,578
Net income allocated to participating securities	(18)	(15)	(13)

Net income attributable to Time Warner Inc. common shareholders — basic	$3,001	$2,871	$2,565

Average number of common shares outstanding — basic	954.4	1,046.2	1,128.4
Dilutive effect of equity awards	21.9	18.3	16.9

Average number of common shares outstanding — diluted	976.3	1,064.5	1,145.3

Net income per common share attributable to Time Warner Inc. common shareholders:
Basic	$3.14	$2.74	$2.27
Diluted	$3.09	$2.71	$2.25

Diluted income per common share for the years ended December 31, 2012, 2011 and 2010 excludes approximately 25 million, 72 million and 127 million, respectively, common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect.

12.	EQUITY-BASED COMPENSATION

Equity Plans

The Company has one active equity plan under which it is authorized to grant equity awards to employees and non-employee directors, covering an aggregate of 70 million shares of common stock. Stock options and restricted stock units (“RSUs”) have been granted to employees and non-employee directors of the Company. Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest ratably over a four-year period, and expire ten years from the date of grant. Generally, RSUs vest between three to four years from the date of grant. Beginning in 2012, RSUs granted to certain senior level executives also are subject to a performance condition based on an adjusted net income target for a 1-year period. The Company also has a performance stock unit (“PSU”) program for certain senior level executives who are awarded a target number of PSUs that represent the contingent (unfunded) right to receive shares of Company common stock at the end of a performance period (generally three years) based on the actual performance level achieved by the Company. PSUs granted in 2012 are considered to have a performance condition for accounting purposes as the number of PSUs that ultimately vest depends upon the Company’s achievement of certain adjusted earnings per share (“Adjusted EPS”) targets. Such amounts may be further adjusted depending upon the Company’s total shareholder return (“TSR”) relative to the other companies in the S&P 500 Index. Because the terms of the PSUs granted in 2012 provide discretion to make adjustments to the performance calculation, the service inception date of these awards precedes the grant date. These PSUs also are subject to a performance condition based on an adjusted net income target for a 1-year period. PSUs granted prior to 2012 are considered to have a market condition for accounting purposes because the number of PSUs that ultimately vest generally depends upon the Company’s TSR relative to the other companies in the S&P 500 Index. Such amounts may be further adjusted depending upon the Company’s growth in Adjusted EPS relative to the growth in Adjusted EPS of the other companies in the S&P 500 Index. The effect of a market condition is reflected in the grant date fair value of the award, which is estimated using a Monte Carlo analysis to estimate the total return ranking of Time Warner

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

among the S&P 500 Index companies over the performance period. Certain equity awards provide for accelerated vesting upon an election to retire after reaching a specified age and years of service, as well as in certain additional circumstances for non-employee directors.

Holders of RSUs are generally entitled to receive cash dividend equivalents based on the regular quarterly cash dividends declared and paid by the Company during the period that the RSUs are outstanding. Beginning with RSU grants made in 2013, the dividend equivalent payment for holders of RSUs subject to a performance condition will be made in cash following the satisfaction of the performance condition. Holders of PSUs also are entitled to receive dividend equivalents based on the regular quarterly cash dividends declared and paid by the Company during the period that the PSUs are outstanding. The dividend equivalent payment will be made in cash following the vesting of the PSUs (generally following the end of the applicable performance period) and will be based on the number of shares that vest and are paid out. Holders of stock options do not receive dividends or dividend equivalent payments.

Upon the (i) exercise of a stock option award, (ii) vesting of an RSU, (iii) vesting of a PSU or (iv) grant of restricted stock, shares of Time Warner common stock may be issued either from authorized but unissued shares or from treasury stock. Upon the exercise of Time Warner stock options held by Time Warner Cable Inc. (“TWC”) employees, TWC is obligated to reimburse Time Warner for the intrinsic value of the applicable award. This asset is carried at fair value and is $13 million as of December 31, 2012. Changes in the fair value of this asset are recorded in Other loss, net, in the Consolidated Statement of Operations.

Other information pertaining to each category of equity-based compensation appears below.

Stock Options

The table below summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per share:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	31.2%	29.5%	29.5%
Expected term to exercise from grant date	6.50 years	6.31 years	6.51 years
Risk-free rate	1.3%	2.8%	2.9%
Expected dividend yield	2.8%	2.6%	3.1%
Weighted average grant date fair value per share	8.69	9.01	6.39

The following table summarizes information about stock options outstanding as of December 31, 2012:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(in years)	(thousands)
Outstanding as of December 31, 2011	101,114	$34.80
Granted	4,736	37.47
Exercised	(35,171)	31.81
Forfeited or expired	(14,676)	51.72

Outstanding as of December 31, 2012	56,003	32.46	4.93	$860,525

Exercisable as of December 31, 2012	38,982	33.02	3.65	$577,424

As of December 31, 2012, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of Time Warner stock options vested and expected to vest approximate amounts for options outstanding. As of December 31, 2012, 47 million shares of Time Warner common stock were available for future grants of stock options under the Company’s equity plan.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about stock options exercised (millions):

	Year Ended December 31,
	2012	2011	2010
Total intrinsic value	$342	$80	$45
Cash received	1,107	204	121
Tax benefits realized	127	30	17

Restricted Stock Units and Target Performance Stock Units

The following table sets forth the weighted average grant date fair value of RSUs and target PSUs:

	Year Ended December 31,
	2012	2011	2010
RSUs	$37.52	$36.00	$27.21
PSUs	39.51	45.89	30.65

The following table summarizes information about unvested RSUs and target PSUs as of December 31, 2012:

	Number of Shares/Units	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
	(thousands)		(thousands)
Unvested as of December 31, 2011	17,309	$26.76
Granted(a)	5,560	37.59
Vested	(4,967)	21.80
Forfeited	(544)	31.82

Unvested as of December 31, 2012	17,358	31.49	$830,237

(a)	Includes 5.4 million and 0.2 million RSUs and target PSUs, respectively.

The following table sets forth the total fair value of RSUs and target PSUs that vested during the following years (millions):

	Year Ended December 31,
	2012	2011	2010
RSUs	$177	$135	$75
PSUs	11	11	11

Equity-Based Compensation Expense

Compensation expense recognized for equity-based compensation plans is as follows (millions):

	Year Ended December 31,
	2012	2011	2010
Stock options	$52	$70	$70
RSUs and PSUs	182	155	129

Total impact on Operating Income	$234	$225	$199

Tax benefit recognized	$80	$82	$76

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total unrecognized compensation cost related to unvested Time Warner stock option awards as of December 31, 2012, without taking into account expected forfeitures, is $50 million and is expected to be recognized over a weighted-average period between one and two years. Total unrecognized compensation cost related to unvested RSUs and target PSUs as of December 31, 2012, without taking into account expected forfeitures, was $213 million and is expected to be recognized over a weighted-average period between one and two years.

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

In December 2010, amendments to the U.K. defined benefit pension plans were approved. Pursuant to the amendments, effective after March 31, 2011, benefits provided under the plans stopped accruing for additional years of service, but pay increases continue to be taken into consideration when determining a participating employee’s benefits under the plans.

A summary of activity for substantially all of Time Warner’s domestic and international defined benefit pension plans is as follows:

Defined Benefit Pension Plans

Benefit Obligation (millions)

	December 31,
	2012	2011
Change in benefit obligation:
Projected benefit obligation, beginning of year	$3,733	$3,450
Service cost	3	9
Interest cost	178	188
Plan participant contributions	—	5
Actuarial loss	444	240
Benefits paid	(133)	(151)
Settlements	(32)	—
Plan amendments	(1)	—
Foreign currency exchange rates	32	(8)

Projected benefit obligation, end of year	$4,224	$3,733

Accumulated benefit obligation, end of year	$4,171	$3,659

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Plan Assets (millions)

	December 31,
	2012	2011
Change in plan assets:
Fair value of plan assets, beginning of year	$3,123	$3,130
Actual return on plan assets	350	118
Employer contributions	47	32
Benefits paid	(133)	(151)
Settlements	(32)	—
Plan participant contributions	—	2
Foreign currency exchange rates	34	(8)

Fair value of plan assets, end of year	$3,389	$3,123

As of December 31, 2012 and December 31, 2011, the funded status recognized in the Consolidated Balance Sheet reflected a net liability position of $835 million and $610 million, respectively, primarily consisting of noncurrent liabilities of $858 million and $625 million, respectively. As of December 31, 2012 and December 31, 2011, amounts included in Accumulated other comprehensive loss, net were $1.547 billion and $1.282 billion, respectively, primarily consisting of net actuarial losses.

Certain defined benefit pension plans have projected benefit obligations and accumulated benefit obligations in excess of their plan assets. These plans are primarily unfunded. As of December 31, 2012 and December 31, 2011, the projected benefit obligations in excess of plan assets for unfunded plans were $484 million and $437 million, respectively, and the accumulated benefit obligations in excess of plan assets for unfunded plans were $474 million and $429 million, respectively. In addition, as of December 31, 2012, the projected benefit obligation and accumulated benefit obligation for certain funded plans exceeded the fair value of their assets by $408 million and $387 million, respectively.

Components of Net Periodic Benefit Costs from Continuing Operations (millions)

	December 31,
	2012	2011	2010
Service cost	$3	$9	$52
Interest cost	178	188	186
Expected return on plan assets	(189)	(196)	(230)
Amortization of prior service cost	1	1	—
Amortization of net loss	27	20	41
Settlements/curtailments	—	—	2

Net periodic benefit costs	$20	$22	$51

Assumptions

Weighted-average assumptions used to determine benefit obligations and net periodic benefit costs for the years ended December 31:

	Benefit Obligations			Net Periodic Benefit Costs
	2012	2011	2010	2012	2011	2010

Discount rate	4.12%	4.91%	5.55%	4.91%	5.55%	5.80%
Rate of compensation increase	4.40%	4.47%	4.76%	4.47%	4.76%	4.78%
Expected long-term return on plan assets	n/a	n/a	n/a	6.29%	6.44%	7.84%

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Fair Value of Plan Assets

The following table sets forth by level, within the fair value hierarchy described in Note 5, the assets and liabilities held by the Company’s defined benefit pension plans, including those assets related to The CW sub-plan, as of December 31, 2012 and December 31, 2011 (millions):

	December 31, 2012				December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$113	$—	$—	$113	$113	$—	$—	$113
Insurance contracts	—	16	—	16	—	43	—	43
Equity securities:
Domestic equities	176	—	—	176	270	—	—	270
International equities	45	—	—	45	162	—	—	162
Fixed income securities:
U.S. government and agency securities	286	16	—	302	239	18	—	257
Municipal bonds	—	27	—	27	—	39	—	39
Investment grade corporate bonds(a)	—	1,212	—	1,212	—	1,117	—	1,117
Non-investment grade corporate bonds(a)	—	25	—	25	—	34	—	34
Other investments:
Pooled investments(b)	—	1,042	—	1,042	—	907	—	907
Commingled trust funds(c)	—	307	—	307	—	53	—	53
Hedge funds	—	—	63	63	—	—	77	77
Other (d)	41	2	41	84	37	2	36	75

Total(e)	$661	$2,647	$104	$3,412	$821	$2,213	$113	$3,147

(a)	Investment grade corporate bonds have an S&P rating of BBB- or higher and non-investment grade corporate bonds have an S&P rating of BB+ or below.
(b)	Pooled investments primarily consist of interests in unitized investment pools of which underlying securities primarily consist of equity and fixed income securities.
(c)	Commingled trust funds include $19 million and $24 million, respectively, as of December 31, 2012 and December 31, 2011 of collateral for securities on loan.
(d)	Other investments primarily include limited partnerships, 103-12 investments, derivative contracts, exchange-traded funds and mutual funds.
(e)	At December 31, 2012 and December 31, 2011, total assets include $19 million and $26 million, respectively, of securities on loan.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below sets forth a summary of changes in the fair value of the defined benefit pension plans’ Level 3 assets for the years ended December 31, 2012 and December 31, 2011 (millions):

	December 31, 2012			December 31, 2011
	Hedge Funds	Other	Total	Hedge Funds	Other	Total
Balance at beginning of period	$77	$36	$113	$121	$12	$133
Actual return on plan assets and liabilities:
Relating to securities still held at end of period	7	2	9	(14)	2	(12)
Relating to securities disposed of during the period	(1)	—	(1)	12	(21)	(9)
Purchases	—	12	12	4	7	11
Sales	(20)	(9)	(29)	(46)	34	(12)
Transfers in and/or out of Level 3	—	—	—	—	2	2

Balance at end of period	$63	$41	$104	$77	$36	$113

The Company primarily utilizes the market approach for determining recurring fair value measurements.

The Company’s investment policy for its defined benefit pension plans is to minimize the volatility of the plans’ funded status and to achieve and maintain fully funded status in order to pay current and future participant benefits from plan assets. The Company determines and periodically reviews asset allocation policies consistent with its investment policy. In addition, the Company continuously monitors the performance of the pension investment portfolios, and the performance of the investment advisers, sub-advisers and asset managers thereof, and will make adjustments and changes as required. The Company does not manage any pension assets internally. The investment guidelines set by the Company for the investment advisers, sub-advisers and asset managers permit the use of index funds, futures, options, and other hedging strategies as components of portfolio management strategies.

Under the Company’s investment policy, the asset allocation target for the domestic defined benefit pension plans is 35% equity investments and 65% fixed income investments. As and when funded status and market conditions permit, the Company intends to transition this asset allocation target toward a target of 20% equity investments and 80% fixed income investments to further minimize funded status volatility. Target asset allocations for the international defined benefit pension plans as of December 31, 2012 are approximately 60% equity investments, 25% fixed income investments and 15% other investments.

At both December 31, 2012 and December 31, 2011, the defined benefit pension plans’ assets did not include any securities issued by Time Warner.

Expected cash flows

After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. The Company made discretionary cash contributions totalling $20 million to its funded defined benefit pension plans during the year ended December 31, 2012. For the Company’s unfunded plans, contributions will continue to be made to the extent benefits are paid. In addition, the Company currently anticipates that it will make contributions to certain international defined benefit pension plans of $10 million in 2013, pursuant to UK regulatory funding requirements.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information about the expected benefit payments for the Company’s defined benefit plans is as follows (millions):

	2013	2014	2015	2016	2017	2018-2022
Expected benefit payments	$181	$184	$191	$196	$205	$1,089

Defined Contribution Plans

Time Warner has certain domestic and international defined contribution plans, including savings and profit sharing plans, for which the expense amounted to $188 million in 2012, $184 million in 2011 and $129 million in 2010. The Company’s contributions to the savings plans are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

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

Other Postretirement Benefit Plans

Time Warner also sponsors several unfunded domestic postretirement benefit plans covering certain retirees and their dependents. For substantially all of Time Warner’s domestic postretirement benefit plans, the unfunded benefit obligation as of December 31, 2012 and December 31, 2011 was $179 million and $164 million, respectively, and the amount recognized in Accumulated other comprehensive loss, net was a $10 million loss and an $8 million gain, respectively. For the years ended December 31, 2012, 2011 and 2010, the net periodic benefit costs were $11 million, $11 million and $12 million, respectively.

Multiemployer Benefit Plans

The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees, primarily at the Film and TV Entertainment segment. The risks of participating in these multiemployer pension plans are different from single-employer pension plans in that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan to be borne by its remaining participating employers. While no multiemployer pension plan contributed to by the Company is individually significant, the Pension Protection Act of 2006 zone status as of December 31, 2012 (i.e., for the multiemployer plan’s 2011 plan year) of all of the largest multiemployer pension plans in which the Company participates was green, which implies that such plans are funded at a level of 80 percent or greater. Total contributions made by the Company to multiemployer pension plans for the years ended December 31, 2012, 2011 and 2010 were $93 million, $109 million and $101 million, respectively.

The Company also contributes to various other multiemployer benefit plans that provide health and welfare benefits to active and retired participants, primarily at the Film and TV Entertainment segment. Total contributions made by the Company to these other multiemployer benefit plans for the years ended December 31, 2012, 2011 and 2010 were $167 million, $157 million and $165 million, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance costs expensed as incurred by segment for the years ended December 31, 2012, 2011 and 2010 are as follows (millions):

	Year Ended December 31,
	2012	2011	2010
Networks	$67	$52	$6
Film and TV Entertainment	23	41	30
Publishing	27	18	61
Corporate	2	2	—

Total restructuring and severance costs	$119	$113	$97

	Year Ended December 31,
	2012	2011	2010
2012 activity	$101	$—	$—
2011 activity	13	97	—
2010 and prior activity	5	16	97

Restructuring and severance costs	$119	$113	$97

2012 Initiatives

For the year ended December 31, 2012, the Company incurred $101 million in Restructuring and severance costs primarily related to various employee terminations and other exit activities, including $67 million at the Networks segment, $10 million at the Film and TV Entertainment segment, $22 million at the Publishing segment and $2 million at Corporate.

2011 Initiatives

For the year ended December 31, 2011, the Company incurred $97 million in Restructuring and severance costs primarily related to various employee terminations and other exit activities, including $52 million at the Networks segment, $23 million at the Film and TV Entertainment segment, $20 million at the Publishing segment and $2 million at Corporate.

During the year ended December 31, 2012, the Company incurred $13 million in Restructuring and severance costs at the Film and TV Entertainment segment relating to the 2011 restructuring initiatives.

2010 and Prior Year Initiatives

For the year ended December 31, 2010, the Company incurred $97 million in Restructuring and severance costs primarily related to various employee terminations and other exit activities, including $6 million at the Networks segment, $30 million at the Film and TV Entertainment segment and $61 million at the Publishing segment.

During the years ended December 31, 2012 and December 31, 2011, the Company also incurred additional charges related to the restructuring initiatives that were undertaken in 2010 and prior years as a result of changes in estimates of previously established accruals. During the year ended December 31, 2012, the Company incurred $5 million in Restructuring and severance costs at the Publishing segment related to the 2010 and prior year

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

initiatives. During the year ended December 31, 2011, the Company incurred $18 million at the Film and TV Entertainment segment and reversed $2 million at the Publishing segment related to the 2010 and prior year initiatives.

Selected Information

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2009	$155	$98	$253
Net accruals	63	34	97
Cash paid	(111)	(48)	(159)

Remaining liability as of December 31, 2010.	107	84	191
Net accruals	102	11	113
Noncash reductions(a)	(5)	—	(5)
Cash paid	(88)	(35)	(123)

Remaining liability as of December 31, 2011	116	60	176
Net accruals	104	15	119
Noncash reductions(a)	(1)	—	(1)
Cash paid	(101)	(27)	(128)

Remaining liability as of December 31, 2012	$118	$48	$166

(a)	Noncash reductions relate to the settlement of certain employee-related liabilities with equity instruments.

As of December 31, 2012, of the remaining liability of $166 million, $106 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $60 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2017.

15.	SEGMENT INFORMATION

Time Warner classifies its operations into three reportable segments: Networks: consisting principally of cable television networks, premium pay and basic tier television services and digital media properties; Film and TV Entertainment: consisting principally of feature film, television, home video and videogame production and distribution; and Publishing: consisting principally of magazine publishing and related websites as well as book publishing and marketing businesses. Effective for the first quarter of 2012, the Company changed the name of its Filmed Entertainment reportable segment to Film and TV Entertainment. This change did not affect the composition of the segment; accordingly, all prior period financial information related to this reportable segment was unaffected.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information as to the Revenues, intersegment revenues, depreciation of property, plant, and equipment, Amortization of intangible assets, Operating Income (Loss), Assets and Capital expenditures of Time Warner in each of its reportable segments is set forth below (millions):

	Year Ended December 31, 2012
	Subscription	Advertising	Content	Other	Total
Revenues
Networks	$8,670	$4,308	$1,043	$183	$14,204
Film and TV Entertainment	117	81	11,522	298	12,018
Publishing	1,210	1,819	91	316	3,436
Intersegment eliminations	—	(87)	(824)	(18)	(929)

Total revenues	$9,997	$6,121	$11,832	$779	$28,729

	Year Ended December 31, 2011
	Subscription	Advertising	Content	Other	Total
Revenues
Networks	$8,166	$4,189	$1,144	$155	$13,654
Film and TV Entertainment	86	85	12,274	193	12,638
Publishing	1,271	1,923	84	399	3,677
Intersegment eliminations	—	(81)	(867)	(47)	(995)

Total revenues	$9,523	$6,116	$12,635	$700	$28,974

	Year Ended December 31, 2010
	Subscription	Advertising	Content	Other	Total
Revenues
Networks	$7,671	$3,736	$942	$131	$12,480
Film and TV Entertainment	66	75	11,359	122	11,622
Publishing	1,291	1,935	68	381	3,675
Intersegment eliminations	—	(64)	(804)	(21)	(889)

Total revenues	$9,028	$5,682	$11,565	$613	$26,888

	Year Ended December 31,
	2012	2011	2010
Intersegment Revenues
Networks	$96	$92	$89
Film and TV Entertainment	812	854	778
Publishing	21	49	22

Total intersegment revenues	$929	$995	$889

	Year Ended December 31,
	2012	2011	2010
Depreciation of Property, Plant and Equipment
Networks	$(323)	$(326)	$(342)
Film and TV Entertainment	(202)	(198)	(186)
Publishing	(91)	(100)	(108)
Corporate	(28)	(29)	(38)

Total depreciation of property, plant and equipment	$(644)	$(653)	$(674)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2012	2011	2010
Amortization of Intangible Assets
Networks	$(32)	$(41)	$(35)
Film and TV Entertainment	(180)	(186)	(188)
Publishing	(36)	(42)	(41)

Total amortization of intangible assets	$(248)	$(269)	$(264)

	Year Ended December 31,
	2012	2011	2010
Operating Income (Loss)
Networks	$4,719	$4,416	$4,224
Film and TV Entertainment	1,228	1,263	1,107
Publishing	420	563	515
Corporate	(352)	(347)	(374)
Intersegment eliminations	(97)	(90)	(44)

Total operating income (loss)	$5,918	$5,805	$5,428

	December 31, 2012	December 31, 2011
Assets
Networks	$39,002	$38,166
Film and TV Entertainment	19,853	19,257
Publishing	5,850	6,055
Corporate	3,599	4,323

Total assets	$68,304	$67,801

	Year Ended December 31,
	2012	2011	2010
Capital Expenditures
Networks	$294	$330	$291
Film and TV Entertainment	270	313	272
Publishing	34	48	49
Corporate	45	81	19

Total capital expenditures	$643	$772	$631

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-lived hard assets located outside the United States, which represent approximately 1% of total assets at December 31, 2012, are not material. Revenues in different geographical areas are as follows (millions):

	Year Ended December 31,
	2012	2011	2010
Revenues(a)
United States and Canada	$20,729	$20,634	$19,738
Europe(b)	4,757	5,142	4,414
Asia/Pacific Rim	1,645	1,599	1,463
Latin America	1,346	1,358	1,037
All Other	252	241	236

Total revenues	$28,729	$28,974	$26,888

(a)	Revenues are attributed to region based on location of customer.
(b)	Revenue in the EuroZone countries comprise approximately 45%, 46% and 49% of Europe for the years ended 2012, 2011 and 2010, respectively.

16.	COMMITMENTS AND CONTINGENCIES

Commitments

Time Warner has commitments under certain network programming, film licensing, creative talent, employment and other agreements aggregating $27.490 billion at December 31, 2012.

The Company also has commitments for office space, studio facilities and operating equipment. Time Warner’s net rent expense was $407 million in 2012, $416 million in 2011 and $398 million in 2010. Included in such amounts was sublease income of $62 million for 2012, $56 million for 2011 and $46 million for 2010.

The commitments under certain programming, film licensing, talent and other agreements (“Programming and Other”) and minimum rental commitments under noncancelable long-term operating leases (“Operating Leases”) payable during the next five years and thereafter are as follows (millions):

	Programming and Other	Operating Leases
2013	$4,844	$422
2014	3,545	392
2015	2,942	349
2016	2,511	316
2017	2,173	282
Thereafter	11,475	360

Total	$27,490	$2,121

Additionally, as of December 31, 2012, the Company has future sublease income arrangements of $232 million, which are not included in Operating Leases in the table above.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s contingent commitments at December 31, 2012. For put options where payment obligations are outside the Company’s control, the timing of amounts presented in the table represents the earliest period in which the payment could be made. For other contingent commitments, the timing of amounts presented in the table represents when the maximum contingent commitment will expire, but does not mean that the Company expects to incur an obligation to make any payments within that time period. In addition, amounts presented do not reflect the effects of any indemnification rights the Company might possess (millions).

Nature of Contingent Commitments	Total	2013	2014-2015	2016-2017	Thereafter
Guarantees	$991	$37	$77	$81	$796
Letters of credit and other contingent commitments	1,124	128	203	235	558

Total contingent commitments	$2,115	$165	$280	$316	$1,354

The following is a description of the Company’s contingent commitments at December 31, 2012:

•	Guarantees consist of guarantees the Company has provided on certain operating commitments entered into by entities formerly owned by the Company, including the arrangement described below.

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of TWC in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including: annual payments made at the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $991 million (for a net present value of $406 million). To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at December 31, 2012. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

•

Generally, letters of credit, bank guarantees and surety bonds support performance and payments for a wide range of global contingent and firm obligations, including insurance, litigation appeals, import of

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Because backlog generally relates to contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is principally dependent on the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Backlog was approximately $6.0 billion and $5.6 billion at December 31, 2012 and 2011, respectively. Included in these amounts is licensing of film product from the Film and TV Entertainment segment to the Networks segment in the amount of $1.2 billion and $1.4 billion at December 31, 2012 and 2011, respectively. Backlog excludes filmed entertainment advertising barter contracts, which are expected to result in the future realization of revenues and cash through the sale of the advertising spots received under such contracts to third parties.

Contingencies

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.

On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics, and the Company has filed counterclaims. On March 26, 2008, the court entered an order of summary judgment finding, among other things, that plaintiffs’ notices of termination were valid and that plaintiffs had thereby recaptured, as of April 16, 1999, their rights to a one-half interest in the Superman story material, as first published, but that the accounting for profits would not include profits attributable to foreign exploitation, republication of pre-termination works and trademark exploitation. On October 6, 2008, the court dismissed plaintiffs’ Lanham Act and “wasting” claims with prejudice, and subsequently determined that the remaining claims in the case will be subject to phased non-jury trials. On July 8, 2009, the court issued a decision in the first phase trial in favor of the defendants on the issue of whether the terms of various license agreements between DC Comics and Warner Bros. Entertainment Inc. were at fair market value or constituted “sweetheart deals.” On May 17, 2011, the court certified certain liability issues for interlocutory appeal and stayed proceedings pending that appeal. On January 10, 2013, the U.S. Court of Appeals for the Ninth Circuit reversed the district court’s decision to grant summary judgment in plaintiffs’ favor, holding that the parties reached a binding settlement agreement in 2001, and directed the district court to reconsider its ruling on DC Comics’ counterclaims challenging the validity of the plaintiffs’ termination notices.

On October 22, 2004, the same Siegel heirs filed a related lawsuit against the same defendants, as well as Warner Communications Inc. and Warner Bros. Television Production Inc. in the U.S. District Court for the Central District of California. Plaintiffs claim that Siegel was the sole creator of the character Superboy and, as

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On May 14, 2010, DC Comics filed a related lawsuit in the U.S. District Court for the Central District of California against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls. The lawsuit asserts a claim for declaratory relief concerning the validity and scope of the copyright termination notice served by the Shuster heirs, which, together with the termination notices served by the Siegel heirs described above, purports to preclude DC Comics from creating new Superman and/or Superboy works for distribution and sale in the United States after October 26, 2013. The lawsuit also seeks declaratory relief with respect to, inter alia, the validity of various agreements between Mr. Toberoff, his companies and the Shuster and Siegel heirs, and asserts claims for intentional interference by Mr. Toberoff with DC Comics’ contracts and prospective economic advantage with the Shuster and Siegel heirs, for which DC Comics seeks monetary damages. On October 25, 2011, defendants’ motion to strike certain causes of action was denied. On November 2, 2011, defendants appealed the denial to the U.S. Court of Appeals for the Ninth Circuit. On July 16, 2012, DC Comics filed a motion for partial summary judgment on two of its asserted claims – the validity of the copyright termination notice served by the Shuster heirs and that the agreements referenced above interfered with DC Comics’ rights under the copyright termination provisions. On August 20, 2012, defendants also filed a motion for partial summary judgment on these two claims, as well as on DC Comics’ asserted claim concerning the scope of the copyright termination notice served by the Shuster heirs. On October 17, 2012, the district court granted DC Comics’ motion for partial summary judgment, holding that, among other things, the Shuster heirs’ termination notice is invalid, and denying defendants’ motion for partial summary judgment. On December 11, 2012, defendants filed a notice of appeal of the district court’s ruling with the U.S. Court of Appeals for the Ninth Circuit.

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

On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, “Anderson News”) filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time/Warner Retail Sales & Marketing, Inc. Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Plaintiffs are seeking unspecified monetary damages. On August 2, 2010, the court granted defendants’ motions to dismiss the complaint with prejudice and, on October 25, 2010, the court denied Anderson News’ motion for

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reconsideration of that dismissal. On November 8, 2010, Anderson News appealed and, on April 3, 2012, the U.S. Court of Appeals for the Second Circuit vacated the district court’s dismissal of the complaint and remanded the case to the district court. On January 7, 2013, the U.S. Supreme Court denied defendants’ petition for writ of certiorari to review the judgment of the U.S. Court of Appeals for the Second Circuit vacating the district court’s dismissal of the complaint. The case continues to proceed before the district court.

The Company intends to vigorously defend against or prosecute, as applicable, the matters described above.

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and several other programming content providers (collectively, the “programmer defendants”) as well as cable and satellite providers (collectively, the “distributor defendants”), alleging violations of the federal antitrust laws. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. In an order dated October 15, 2009, the court dismissed the third amended complaint with prejudice. On October 30, 2009, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit. On March 30, 2012, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the lawsuit. On August 2, 2012, plaintiffs filed a petition for writ of certiorari to review with the U.S. Supreme Court the judgment of the U.S. Court of Appeals for the Ninth Circuit affirming the district court’s dismissal of the lawsuit. On November 5, 2012, the U.S. Supreme Court denied plaintiffs’ petition for writ of certiorari. This concludes the litigation. As a result, the Company does not intend to include disclosure regarding this litigation in future periodic reports.

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

For matters disclosed above for which a loss is probable or reasonably possible, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0 and $80 million at December 31, 2012. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. These transactions have been executed on terms comparable to the terms of transactions with unrelated third parties and primarily include the licensing of broadcast rights to The CW broadcast network for television product by the Film and TV Entertainment segment and the licensing of rights to carry cable television programming provided by the Networks segment.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amounts resulting from transactions with related parties consist of (millions):

	Year Ended December 31,
	2012	2011	2010
Revenues	$457	$472	$360
Expenses	(58)	(63)	(62)

18.	ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other loss, net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

	Year Ended December 31,
	2012	2011	2010
Cash Flows
Cash payments made for interest	$(1,262)	$(1,119)	$(1,086)
Interest income received	42	40	26

Cash interest payments, net	$(1,220)	$(1,079)	$(1,060)

Cash payments made for income taxes	$(1,346)	$(1,174)	$(961)
Income tax refunds received	78	95	90
TWC tax sharing payments(a)	(6)	—	(87)

Cash tax payments, net	$(1,274)	$(1,079)	$(958)

(a)	Represents net amounts paid to TWC in accordance with a tax sharing agreement with TWC.

	Year Ended December 31,
	2012	2011	2010
Interest Expense, Net
Interest income	$107	$111	$99
Interest expense	(1,360)	(1,321)	(1,277)

Total interest expense, net	$(1,253)	$(1,210)	$(1,178)

	Year Ended December 31,
	2012	2011	2010
Other Loss, Net
Investment gains (losses), net	$(73)	$(168)	$32
Premiums paid and transaction costs incurred in connection with debt redemptions	—	—	(364)
Income (loss) on equity method investees	(46)	(40)	6
Other	(4)	(21)	(5)

Total other loss, net	$(123)	$(229)	$(331)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012	December 31, 2011
Accounts Payable and Accrued Liabilities
Accounts payable	$771	$961
Accrued expenses	2,176	2,037
Participations payable	2,461	2,337
Programming costs payable	777	742
Accrued compensation	1,075	1,049
Accrued interest	323	342
Accrued income taxes	486	347

Total accounts payable and accrued liabilities	$8,069	$7,815

	December 31, 2012	December 31, 2011
Other Noncurrent Liabilities
Noncurrent tax and interest reserves	$2,482	$2,430
Participations payable	963	927
Programming costs payable	1,197	1,029
Noncurrent pension and post retirement liabilities	1,058	809
Deferred compensation	580	574
Other noncurrent liabilities	545	565

Total other noncurrent liabilities	$6,825	$6,334

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2012 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 131 herein.

TIME WARNER INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Time Warner Inc.

We have audited the accompanying consolidated balance sheets of Time Warner Inc. (“Time Warner”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2012. Our audits also included the Supplementary Information and Financial Statement Schedule II listed in the Index at Item 15(a). These financial statements, supplementary information and schedule are the responsibility of Time Warner’s management. Our responsibility is to express an opinion on these financial statements, supplementary information and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Supplementary Information and Financial Statement Schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Time Warner’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY

February 22, 2013

TIME WARNER INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Time Warner Inc.

We have audited Time Warner Inc.’s (“Time Warner”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Time Warner’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Time Warner’s internal control over financial reporting based on our audit.

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

In our opinion, Time Warner maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Time Warner as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2012 of Time Warner and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY

February 22, 2013

TIME WARNER INC.

SELECTED FINANCIAL INFORMATION

The selected financial information set forth below for each of the three years in the period ended December 31, 2012 has been derived from and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for the years ended December 31, 2009 and December 31, 2008 has been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. Certain reclassifications have been made to conform to the 2012 presentation.

	Year Ended December 31,
	2012	2011	2010	2009	2008(a)
	(millions, except per share amounts)
Selected Operating Statement Information:
Total revenues	$28,729	$28,974	$26,888	$25,388	$26,434
Operating income (loss)	5,918	5,805	5,428	4,470	(3,044)
Net income (loss)	3,016	2,882	2,571	2,512	(14,649)
Amounts attributable to Time Warner Inc. shareholders:
Income (loss) from continuing operations	$3,019	$2,886	$2,578	$2,088	$(5,090)
Discontinued operations, net of tax	—	—	—	389	(8,308)

Net income (loss)	$3,019	$2,886	$2,578	$2,477	$(13,398)

Per share information attributable to Time Warner Inc. common shareholders:
Basic income (loss) per common share from continuing operations	$3.14	$2.74	$2.27	$1.76	$(4.27)
Discontinued operations	—	—	—	0.32	(6.95)

Basic net income (loss) per common share	$3.14	$2.74	$2.27	$2.08	$(11.22)
Diluted income (loss) per common share from continuing operations	$3.09	$2.71	$2.25	$1.75	$(4.27)
Discontinued operations	—	—	—	0.32	(6.95)

Diluted net income (loss) per common share	$3.09	$2.71	$2.25	$2.07	$(11.22)
Average common shares:
Basic	954.4	1,046.2	1,128.4	1,184.0	1,194.2
Diluted	976.3	1,064.5	1,145.3	1,195.1	1,194.2
Selected Balance Sheet Information:
Cash and equivalents	$2,841	$3,476	$3,663	$4,733	$1,082
Total assets	68,304	67,801	66,707	66,207	114,577
Debt due within one year	749	23	26	57	2,041
Non-recourse debt	—	—	—	805	805
Long-term debt	19,122	19,501	16,523	15,346	19,855
Time Warner Inc. shareholders’ equity	29,877	29,957	32,940	33,396	42,292
Total capitalization at book value	49,748	49,481	49,489	49,604	64,993
Cash dividends declared per share of common stock	1.04	0.94	0.85	0.75	0.75

(a)

2008 includes a $7.139 billion noncash impairment to reduce the carrying value of goodwill and intangible assets at the Publishing segment. Total assets, Time Warner Inc. shareholder’s equity and Total capitalization at book value for 2008 include amounts related to discontinued operations, primarily related to Time Warner Cable Inc. and AOL Inc.

TIME WARNER INC.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

The following table sets forth the quarterly information for Time Warner:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share amounts)
2012
Total revenues	$6,979	$6,744	$6,842	$8,164
Operating income	1,247	1,063	1,581	2,027
Net income	581	429	838	1,168
Net income attributable to Time Warner Inc. shareholders:	583	430	838	1,168
Per share information attributable to Time Warner Inc. common shareholders:
Net income per share — basic	0.60	0.45	0.88	1.24
Net income per share — diluted	0.59	0.44	0.86	1.21
Cash provided by operations from continuing operations	416	343	1,538	1,179
Common stock — high	38.21	38.50	45.90	48.26
Common stock — low	35.68	33.76	37.49	43.04
Cash dividends declared per share of common stock	0.26	0.26	0.26	0.26
2011
Total revenues	$6,683	$7,030	$7,068	$8,193
Operating income	1,270	1,266	1,596	1,673
Net income	651	637	822	772
Net income attributable to Time Warner Inc. shareholders:	653	638	822	773
Per share information attributable to Time Warner Inc. common shareholders:
Net income per share — basic	0.59	0.60	0.79	0.78
Net income per share — diluted	0.59	0.59	0.78	0.76
Cash provided by operations from continuing operations	825	43	1,278	1,302
Common stock — high	38.20	37.86	37.06	36.38
Common stock — low	31.45	34.46	27.74	28.96
Cash dividends declared per share of common stock	0.235	0.235	0.235	0.235

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2012

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$1,861	$295	$685	$—	$2,841
Receivables, net	79	800	6,506	—	7,385
Inventories	—	462	1,598	—	2,060
Deferred income taxes	474	445	355	(800)	474
Prepaid expenses and other current assets	90	74	364	—	528

Total current assets	2,504	2,076	9,508	(800)	13,288
Noncurrent inventories and theatrical film and television production costs	—	1,742	5,132	(89)	6,785
Investments in amounts due to and from consolidated subsidiaries	46,649	20,947	12,256	(79,852)	—
Investments, including available-for-sale securities	109	448	1,490	—	2,047
Property, plant and equipment, net	342	414	3,186	—	3,942
Intangible assets subject to amortization, net	—	—	2,108	—	2,108
Intangible assets not subject to amortization	—	2,007	5,635	—	7,642
Goodwill	—	9,879	20,567	—	30,446
Other assets	306	180	1,560	—	2,046

Total assets	$49,910	$37,693	$61,442	$(80,741)	$68,304

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,126	$926	$6,261	$(244)	$8,069
Deferred revenue	—	13	1,009	(11)	1,011
Debt due within one year	—	742	7	—	749

Total current liabilities	1,126	1,681	7,277	(255)	9,829
Long-term debt	15,091	3,994	37	—	19,122
Due (to) from affiliates	(881)	—	881	—	—
Deferred income taxes	2,127	2,792	2,487	(5,279)	2,127
Deferred revenue	—	40	525	(42)	523
Other noncurrent liabilities	2,570	2,283	3,667	(1,695)	6,825
Equity
Due (to) from Time Warner and subsidiaries	—	(29,395)	(5,707)	35,102	—
Other shareholders’ equity	29,877	56,298	52,274	(108,572)	29,877

Total Time Warner Inc. shareholders’ equity	29,877	26,903	46,567	(73,470)	29,877
Noncontrolling interests	—	—	1	—	1

Total equity	29,877	26,903	46,568	(73,470)	29,878

Total liabilities and equity	$49,910	$37,693	$61,442	$(80,741)	$68,304

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2011

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$2,578	$164	$734	$—	$3,476
Receivables, net	52	705	6,165	—	6,922
Inventories	—	429	1,461	—	1,890
Deferred income taxes	663	525	437	(962)	663
Prepaid expenses and other current assets	106	61	314	—	481

Total current assets	3,399	1,884	9,111	(962)	13,432
Noncurrent inventories and theatrical film and television production costs	—	1,698	4,984	(88)	6,594
Investments in amounts due to and from consolidated subsidiaries	45,566	21,845	12,022	(79,433)	—
Investments, including available-for-sale securities	76	410	1,334	—	1,820
Property, plant and equipment, net	369	462	3,132	—	3,963
Intangible assets subject to amortization, net	—	—	2,232	—	2,232
Intangible assets not subject to amortization	—	2,007	5,798	—	7,805
Goodwill	—	9,879	20,150	—	30,029
Other assets	288	193	1,445	—	1,926

Total assets	$49,698	$38,378	$60,208	$(80,483)	$67,801

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$837	$890	$6,123	$(35)	$7,815
Deferred revenue	—	13	1,081	(10)	1,084
Debt due within one year	—	11	12	—	23

Total current liabilities	837	914	7,216	(45)	8,922
Long-term debt	14,730	4,735	36	—	19,501
Due (to) from affiliates	(850)	—	850	—	—
Deferred income taxes	2,541	3,296	2,882	(6,178)	2,541
Deferred revenue	—	15	589	(55)	549
Other noncurrent liabilities	2,483	2,232	3,461	(1,842)	6,334
Equity
Due (to) from Time Warner and subsidiaries	—	(25,217)	(3,083)	28,300	—
Other shareholders’ equity	29,957	52,403	48,260	(100,663)	29,957

Total Time Warner Inc. shareholders’ equity	29,957	27,186	45,177	(72,363)	29,957
Noncontrolling interests	—	—	(3)	—	(3)

Total equity	29,957	27,186	45,174	(72,363)	29,954

Total liabilities and equity	$49,698	$38,378	$60,208	$(80,483)	$67,801

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2012

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$6,107	$23,178	$(556)	$28,729
Costs of revenues	—	(3,002)	(13,381)	449	(15,934)
Selling, general and administrative	(341)	(935)	(5,154)	97	(6,333)
Amortization of intangible assets	—	—	(248)	—	(248)
Restructuring and severance costs	(2)	(34)	(83)	—	(119)
Asset impairments	—	1	(187)	—	(186)
Gain on operating assets, net	10	34	(35)	—	9

Operating income	(333)	2,171	4,090	(10)	5,918
Equity in pretax income (loss) of consolidated subsidiaries	5,781	4,012	1,509	(11,302)	—
Interest expense, net	(888)	(371)	(5)	11	(1,253)
Other loss, net	(18)	14	(117)	(2)	(123)

Income before income taxes	4,542	5,826	5,477	(11,303)	4,542
Income tax provision	(1,526)	(1,901)	(1,882)	3,783	(1,526)

Net income	3,016	3,925	3,595	(7,520)	3,016
Less Net loss attributable to noncontrolling interest	3	3	2	(5)	3

Net income attributable to Time Warner Inc. shareholders	$3,019	$3,928	$3,597	$(7,525)	$3,019

Comprehensive income	2,880	3,753	3,553	(7,306)	2,880
Less Comprehensive loss attributable to noncontrolling interest	3	3	2	(5)	3

Comprehensive income attributable to Time Warner Inc. shareholders	$2,883	$3,756	$3,555	$(7,311)	$2,883

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2011

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$5,830	$23,774	$(630)	$28,974
Costs of revenues	—	(2,984)	(13,830)	503	(16,311)
Selling, general and administrative	(332)	(954)	(5,270)	117	(6,439)
Amortization of intangible assets	—	—	(269)	—	(269)
Restructuring and severance costs	(1)	(20)	(92)	—	(113)
Asset impairments	—	—	(44)	—	(44)
Gain on operating assets, net	—	—	7	—	7

Operating income	(333)	1,872	4,276	(10)	5,805
Equity in pretax income (loss) of consolidated subsidiaries	5,524	4,175	1,363	(11,062)	—
Interest expense, net	(840)	(369)	(11)	10	(1,210)
Other loss, net	15	(4)	(146)	(94)	(229)

Income before income taxes	4,366	5,674	5,482	(11,156)	4,366
Income tax provision	(1,484)	(1,894)	(1,908)	3,802	(1,484)

Net income	2,882	3,780	3,574	(7,354)	2,882
Less Net loss attributable to noncontrolling interests	4	5	4	(9)	4

Net income attributable to Time Warner Inc. shareholders	$2,886	$3,785	$3,578	$(7,363)	$2,886

Comprehensive income	2,662	3,536	3,480	(7,016)	2,662
Less Comprehensive loss attributable to noncontrolling interest	4	5	4	(9)	4

Comprehensive income attributable to Time Warner Inc. shareholders	$2,666	$3,541	$3,484	$(7,025)	$2,666

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2010

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$5,485	$21,914	$(511)	$26,888
Costs of revenues	—	(2,744)	(12,707)	428	(15,023)
Selling, general and administrative	(363)	(887)	(4,954)	78	(6,126)
Amortization of intangible assets	—	—	(264)	—	(264)
Restructuring and severance costs	—	(1)	(96)	—	(97)
Asset impairments	—	—	(20)	—	(20)
Gain on operating assets, net	—	59	11	—	70

Operating income	(363)	1,912	3,884	(5)	5,428
Equity in pretax income (loss) of consolidated subsidiaries	5,296	3,876	1,362	(10,534)	—
Interest expense, net	(741)	(394)	(52)	9	(1,178)
Other loss, net	(273)	(97)	146	(107)	(331)

Income before income taxes	3,919	5,297	5,340	(10,637)	3,919
Income tax provision	(1,348)	(1,813)	(1,909)	3,722	(1,348)

Net income	2,571	3,484	3,431	(6,915)	2,571
Less Net loss attributable to noncontrolling interests	7	7	7	(14)	7

Net income attributable to Time Warner Inc. shareholders	$2,578	$3,491	$3,438	$(6,929)	$2,578

Comprehensive income	2,519	3,486	3,397	(6,883)	2,519
Less Comprehensive loss attributable to noncontrolling interest	7	7	7	(14)	7

Comprehensive income attributable to Time Warner Inc. shareholders	$2,526	$3,493	$3,404	$(6,897)	$2,526

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2012

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$3,016	$3,925	$3,595	$(7,520)	$3,016
Adjustments for noncash and nonoperating items:
Depreciation and amortization	25	142	725	—	892
Amortization of film and television costs	—	2,403	4,834	(27)	7,210
Asset impairments	—	(1)	187	—	186
(Gain) loss on investments and other assets, net	2	(37)	104	—	69
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(5,781)	(4,012)	(1,509)	11,302	—
Equity in losses of investee companies, net of cash distributions	2	—	86	—	88
Equity-based compensation	48	53	133	—	234
Deferred income taxes	(150)	(247)	(241)	488	(150)
Changes in operating assets and liabilities, net of acquisitions	624	(400)	(4,080)	(4,213)	(8,069)
Intercompany	—	2,132	(2,132)	—	—

Cash provided by operations from continuing operations	(2,214)	3,958	1,702	30	3,476
Cash used by operations from discontinued operations	(9)	(25)	—	—	(34)

Cash provided by operations	(2,223)	3,933	1,702	30	3,442

INVESTING ACTIVITIES
Investments in available-for-sale securities	(11)	(11)	(15)	—	(37)
Investments and acquisitions, net of cash acquired	(39)	(25)	(604)	—	(668)
Capital expenditures	(38)	(100)	(505)	—	(643)
Investment proceeds from available-for-sale securities	1	—	—	—	1
Advances to (from) parent and consolidated subsidiaries	4,238	482	1	(4,721)	—
Other investment proceeds	26	52	35	(12)	101

Cash used by investing activities	4,177	398	(1,088)	(4,733)	(1,246)

FINANCING ACTIVITIES
Borrowings	994	—	45	—	1,039
Debt repayments	(638)	—	(48)	—	(686)
Proceeds from exercise of stock options	1,107	—	—	—	1,107
Excess tax benefit from equity instruments	83	—	—	—	83
Principal payments on capital leases	—	(10)	(1)	—	(11)
Repurchases of common stock	(3,272)	—	—	—	(3,272)
Dividends paid	(1,011)	—	7	(7)	(1,011)
Other financing activities	66	(12)	(118)	(16)	(80)
Change in due to/from parent and investment in segment	—	(4,178)	(548)	4,726	—

Cash used by financing activities	(2,671)	(4,200)	(663)	4,703	(2,831)

DECREASE IN CASH AND EQUIVALENTS	(717)	131	(49)	—	(635)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,578	164	734	—	3,476

CASH AND EQUIVALENTS AT END OF PERIOD	$1,861	$295	$685	$—	$2,841

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2011

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$2,882	$3,780	$3,574	$(7,354)	$2,882
Adjustments for noncash and nonoperating items:
Depreciation and amortization	27	138	757	—	922
Amortization of film and television costs	—	2,357	4,670	5	7,032
Asset impairments	—	—	44	—	44
(Gain) loss on investments and other assets, net	(8)	1	175	—	168
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(5,524)	(4,175)	(1,363)	11,062	—
Equity in losses of investee companies, net of cash distributions	(3)	(1)	99	—	95
Equity-based compensation	38	53	134	—	225
Deferred income taxes	135	191	94	(285)	135
Changes in operating assets and liabilities, net of acquisitions	506	(521)	(4,627)	(3,413)	(8,055)
Intercompany	—	2,030	(2,030)	—	—

Cash provided by operations from continuing operations	(1,947)	3,853	1,527	15	3,448
Cash used by operations from discontinued operations	(16)	—	—	—	(16)

Cash provided by operations	(1,963)	3,853	1,527	15	3,432

INVESTING ACTIVITIES
Investments in available-for-sale securities	(4)	—	(30)	—	(34)
Investments and acquisitions, net of cash acquired	(14)	(20)	(331)	—	(365)
Capital expenditures	(76)	(136)	(560)	—	(772)
Investment proceeds from available-for-sale securities	16	—	—	—	16
Advances to (from) parent and consolidated subsidiaries	4,174	235	1	(4,410)	—
Other investment proceeds	16	43	28	(18)	69

Cash used by investing activities	4,112	122	(892)	(4,428)	(1,086)

FINANCING ACTIVITIES
Borrowings	2,965	—	72	—	3,037
Debt repayments	—	—	(80)	—	(80)
Proceeds from exercise of stock options	204	—	—	—	204
Excess tax benefit from equity instruments	22	—	—	—	22
Principal payments on capital leases	—	(10)	(2)	—	(12)
Repurchases of common stock	(4,611)	—	—	—	(4,611)
Dividends paid	(997)	—	—	—	(997)
Other financing activities	31	(12)	(125)	10	(96)
Change in due to/from parent and investment in segment	—	(4,045)	(358)	4,403	—

Cash used by financing activities	(2,386)	(4,067)	(493)	4,413	(2,533)

DECREASE IN CASH AND EQUIVALENTS	(237)	(92)	142	—	(187)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,815	256	592	—	3,663

CASH AND EQUIVALENTS AT END OF PERIOD	$2,578	$164	$734	$—	$3,476

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2010

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$2,571	$3,484	$3,431	$(6,915)	$2,571
Adjustments for noncash and nonoperating items:
Depreciation and amortization	36	139	763	—	938
Amortization of film and television costs	—	2,174	3,880	6	6,060
Asset impairments	—	—	20	—	20
(Gain) loss on investments and other assets, net	(5)	—	(1)	—	(6)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(5,296)	(3,876)	(1,362)	10,534	—
Equity in losses of investee companies, net of cash distributions	(3)	19	22	—	38
Equity-based compensation	38	46	115	—	199
Deferred income taxes	89	19	13	(32)	89
Changes in operating assets and liabilities, net of acquisitions	777	(1,003)	(2,773)	(3,596)	(6,595)
Intercompany	—	1,636	(1,636)	—	—

Cash provided by operations from continuing operations	(1,793)	2,638	2,472	(3)	3,314
Cash used by operations from discontinued operations	(24)	—	—	—	(24)

Cash provided by operations	(1,817)	2,638	2,472	(3)	3,290

INVESTING ACTIVITIES
Investments in available-for-sale securities	(15)	—	(1)	—	(16)
Investments and acquisitions, net of cash acquired	3	(305)	(632)	—	(934)
Capital expenditures	(19)	(109)	(503)	—	(631)
Investment proceeds from available-for-sale securities	—	—	—	—	—
Advances to (from) parent and consolidated subsidiaries	2,047	367	—	(2,414)	—
Other investment proceeds	61	44	40	—	145

Cash used by investing activities	2,077	(3)	(1,096)	(2,414)	(1,436)

FINANCING ACTIVITIES
Borrowings	5,139	—	104	—	5,243
Debt repayments	(3,363)	(568)	(979)	—	(4,910)
Proceeds from exercise of stock options	121	—	—	—	121
Excess tax benefit on stock options	7	—	—	—	7
Principal payments on capital leases	—	(11)	(3)	—	(14)
Repurchases of common stock	(2,016)	—	—	—	(2,016)
Dividends paid	(971)	—	—	—	(971)
Other financing activities	(225)	(94)	(65)	—	(384)
Change in due to/from parent and investment in segment	—	(1,844)	(573)	2,417	—

Cash used by financing activities	(1,308)	(2,517)	(1,516)	2,417	(2,924)

DECREASE IN CASH AND EQUIVALENTS	(1,048)	118	(140)	—	(1,070)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,863	138	732	—	4,733

CASH AND EQUIVALENTS AT END OF PERIOD	$2,815	$256	$592	$—	$3,663

TIME WARNER INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2012, 2011 and 2010

(millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
2012
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$280	$55	$(51)	$284
Reserves for sales returns and allowances	1,677	2,503	(2,707)	1,473

Total	$1,957	$2,558	$(2,758)	$1,757

2011
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$324	$30	$(74)	$280
Reserves for sales returns and allowances	1,654	2,883	(2,860)	1,677

Total	$1,978	$2,913	$(2,934)	$1,957

2010
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$367	$42	$(85)	$324
Reserves for sales returns and allowances	1,732	2,629	(2,707)	1,654

Total	$2,099	$2,671	$(2,792)	$1,978

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number
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
4.6

Fifth Supplemental Indenture to 1993 TBS Indenture (incorporated herein by reference to Exhibit 99.3 to Time Warner’s Current Report on Form 8-K dated February 23, 2009 (the “February 2009 Form 8-K”)).

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

*
4.16

Fifth Supplemental Indenture, dated as of February 23, 2009 among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.1 to the February 2009 Form 8-K).

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

*
4.22

Third Supplemental Indenture dated as of December 31, 1996 among Historic TW (including in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.10 to Historic TW’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12259)).

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

*
10.1

Time Warner Inc. 1999 Stock Plan, as amended through March 27, 2009 (the “1999 Stock Plan”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

* +
10.2

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

* +
10.4

Time Warner Inc. 2003 Stock Incentive Plan, as amended through October 25, 2007 (the “2003 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “September 2007 Form 10-Q”)).

* +
10.5

Amendment to the 2003 Stock Incentive Plan, dated September 10, 2008 and effective October 1, 2008 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

* +
10.6

Form of Notice of Grant of Stock Options (for awards of stock options under the 2003 Stock Incentive Plan and the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.12 to the January 2005 Form 8-K).

* +
10.7

Form of Non-Qualified Stock Option Agreement, Share Retention, Version 2 (for awards of stock options to executive officers of the Registrant under the 2003 Stock Incentive Plan and the Time Warner Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.13 to the January 2005 Form 8-K)).

* +
10.8

Form of Non-Qualified Stock Option Agreement, Share Retention, Version 3 (for award of 950,000 stock options to Jeffrey Bewkes under the 2003 Stock Incentive Plan on December 17, 2007) (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

* +

10.9

2006 Stock Incentive Plan, as amended through December 16, 2009 (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”)).

* +
10.10

Form of Non-Qualified Stock Option Agreement, Directors Version 8 (DIR8) (for awards of stock options to non-employee directors under the 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “September 2009 Form 10-Q”)).

* +
10.11

Form of Notice of Grant of Stock Options to Non-Employee Director (for awards of stock options to non-employee directors under the 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the September 2009 Form 10-Q)).

* +
10.12

Form of Notice of Grant of Restricted Stock Units to Non-Employee Director (for awards of restricted stock units under the 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”)).

* +
10.13

Form of Restricted Stock Units Agreement, RSU Director Agreement, Version 1 (for awards of restricted stock units to non-employee directors under the 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.32 to the 2008 Form 10-K).

* +
10.14

Form of Notice of Grant of Performance Stock Units (for award of 250,000 performance stock units to Jeffrey Bewkes under the 2006 Stock Incentive Plan on January 1, 2008) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “March 2008 Form 10-Q”)).

* +
10.15

Form of Performance Stock Units Agreement (PSU Agreement, Version 2 for award of 250,000 performance stock units to Jeffrey Bewkes under the 2006 Stock Incentive Plan on January 1, 2008) (incorporated herein by reference to Exhibit 10.2 to the March 2008 Form 10-Q).

* +
10.16	Form of Performance Stock Units Agreement (PSU Agreement, Version 4) (incorporated herein by reference to Exhibit 10.37 to the 2009 Form 10-K).	* +
10.17	Form of Performance Stock Units Agreement (PSU Agreement, Version Bewkes 4) (incorporated herein by reference to Exhibit 10.39 to the 2009 Form 10-K).	* +
10.18	Time Warner Inc. 2010 Stock Incentive Plan (the “2010 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 21, 2010).	* +
10.19

Form of Restricted Stock Units Agreement, RSU Standard Agreement, Version 1 (for awards of restricted stock units under the 2010 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the “September 2010 Form 10-Q”)).

* +
10.20

Form of Restricted Stock Units Agreement, RSU Executive Agreement, Version 1 (for awards to certain executive officers under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”)).

* +
10.21	Form of Restricted Stock Units Agreement, RSU Executive Agreement, Version 2 (for awards to certain executive officers under the 2010 Stock Incentive Plan).	+
10.22

Form of Non-Qualified Stock Option Agreement, Share Retention, Version 1 (for awards of stock options to executive officers of the Registrant under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.3 to the September 2010 Form 10-Q).

* +

10.23

Form of Performance Stock Units Agreement, PSU Agreement, Version 1 (for awards of performance stock units under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.4 to the September 2010 Form 10-Q).

* +
10.24

Form of Performance Stock Units Agreement, PSU Agreement, Version 2 (for awards of performance stock units under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.30 to the 2011 Form 10-K).

* +
10.25

Form of Performance Stock Units Agreement, PSU Agreement, Version Bewkes 1 (for awards of performance stock units to Jeffrey Bewkes under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.5 to the September 2010 Form 10-Q).

* +
10.26

Form of Performance Stock Units Agreement, PSU Agreement, Version Bewkes 2 (for awards of performance stock units to Jeffrey Bewkes under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.32 to the 2011 Form 10-K).

* +
10.27

Form of Non-Qualified Stock Option Agreement, Directors Version 1 (for awards of stock options to non-employee directors under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.6 to the September 2010 Form 10-Q).

* +
10.28

Form of Notice of Grant of Stock Options to Non-Employee Director (for awards of stock options to non-employee directors under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.7 to the September 2010 Form 10-Q).

* +
10.29

Form of Restricted Stock Units Agreement, RSU Director Agreement, Version 2 (for awards of restricted stock units to non-employee directors under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “March 2012 Form 10-Q”)).

* +
10.30

Form of Notice of Grant of Restricted Stock Units to Non-Employee Director (for awards of restricted stock units to non-employee directors under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.2 to the March 2012 Form 10-Q).

* +
10.31	Form of Non-Qualified Stock Option Agreement, Share Retention, Version Bewkes 1 (for awards of stock options to Jeffrey Bewkes under the 2010 Stock Incentive Plan).	+
10.32

Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, as amended through October 25, 2007 (the “Directors’ Restricted Stock Plan”) (incorporated herein by reference to Exhibit 10.5 to the September 2007 Form 10-Q).

* +
10.33

Deferred Compensation Plan for Directors of Time Warner, as amended through November 18, 1993 (incorporated herein by reference to Exhibit 10.9 to TWCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-8637)).

* +
10.34

Time Warner Inc. Non-Employee Directors’ Deferred Compensation Plan, as amended October 25, 2007, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.8 to the September 2007 Form 10-Q).

* +
10.35	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders).	* +
10.36	Time Warner Inc. Annual Incentive Plan for Executive Officers (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 28, 2009).	* +
10.37	Time Warner Inc. Deferred Compensation Plan (amended and restated as of January 1, 2005) (incorporated herein by reference to Exhibit 10.7 to the September 2007 Form 10-Q).	* +

10.38	Amendment No. 1 to the Time Warner Inc. Deferred Compensation Plan (amended and restated as of January 1, 2005) (incorporated herein by reference to Exhibit 10.47 to the 2008 Form 10-K).	* +
10.39	Time Warner Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”)).	* +
10.40	Amendment No. 1 to the Time Warner Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).	* +
10.41

Time Warner Excess Benefit Pension Plan (as amended through July 28, 2010) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

* +
10.42	Amended and Restated Employment Agreement, made November 20, 2012, effective as of January 1, 2013, between the Registrant and Jeffrey Bewkes.	+
10.43

Amended and Restated Employment Amendment, made August 30, 2010, effective as of July 1, 2010, between the Registrant and Paul T. Cappuccio (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2010).

* +
10.44

Amended and Restated Employment Agreement made July 29, 2011, effective as of January 1, 2011, between the Registrant and John K. Martin, Jr. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

* +
10.45	Employment Agreement made December 23, 2011, effective as of August 1, 2011, between the Registrant and Olaf Olafsson (incorporated herein by reference to Exhibit 10.50 to the 2011 Form 10-K).	* +
10.46	Employment Agreement made February 17, 2010, effective as of April 1, 2010 between the Registrant and Gary Ginsberg (incorporated herein by reference to Exhibit 10.51 to the 2010 Form 10-K).	* +
10.47

Amendment and Restatement Agreement, dated as of December 14, 2012, relating to the Credit Agreement, dated as of January 19, 2011, as amended by the First Amendment, dated as of September 27, 2011, among Time Warner Inc., Time Warner International Finance Limited, the Lenders from time to time party thereto, and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 18, 2012 (the “December 2012 Form 8-K”)).

*
10.48

Amended and Restated Credit Agreement, dated as of January 19, 2011 and restated as of December 14, 2012, among Time Warner Inc., Time Warner International Finance Limited, the Lenders from time to time party thereto, and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the December 2012 Form 8-K).

*
10.49

Form of Commercial Paper Dealer Agreement 4(2) Program among the Registrant, as Issuer, Historic TW, as Note Guarantor, HBO and TBS, as Supplemental Guarantors, and Dealer (incorporated herein by reference to Exhibit 10.53 to the 2010 Form 10-K).

*
10.50	Second Amended and Restated Tax Matters Agreement, dated as of May 20, 2008, between the Registrant and Time Warner Cable (incorporated herein by reference to Exhibit 99.2 to the May 2008 Form 8-K).	*
10.51	Second Tax Matters Agreement, dated as of November 16, 2009, by and between the Registrant and AOL Inc. (incorporated herein by reference to Exhibit 99.2 to the November 2009 Form 8-K).	*

10.52	Employee Matters Agreement, dated as of November 16, 2009, by and among the Registrant, AOL LLC and AOL Inc. (incorporated herein by reference to Exhibit 99.3 to the November 2009 Form 8-K).	*
10.53

Reimbursement Agreement, dated as of March 31, 2003, by and among Time Warner Cable, the Registrant, WCI, ATC and TWE (“Reimbursement Agreement”) (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated March 28, 2003).

*
10.54

Amendment No. 1 to Reimbursement Agreement made by and among Time Warner Cable and the Registrant, dated as of May 20, 2008 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

†
101

The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in extensible Business Reporting Language:

(i) Consolidated Balance Sheet at December 31, 2012 and 2011, (ii) Consolidated Statement of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statement of Equity for the years ended December 31, 2012, 2011 and 2010, (vi) Notes to Consolidated Financial Statements (tagged as a block of text) and (vii) Supplementary Information – Condensed Consolidating Financial Statements (tagged as a block of text).

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