Form 10-Q
period 2013-03-31
TIME WARNER INC.
filed 2013-05-01
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2013 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of April 23, 2013
Common Stock – $.01 par value	932,174,040

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2013. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2013 and cash flows for the three months ended March 31, 2013.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, CNN, HBO, Cinemax, Warner Bros., New Line Cinema, People, Sports Illustrated and Time. During the three months ended March 31, 2013, the Company generated Revenues of $6.939 billion (down 1% from $6.979 billion in 2012), Operating Income of $1.410 billion (up 13% from $1.247 billion in 2012), Net Income attributable to Time Warner shareholders of $720 million (up 23% from $583 million in 2012) and Cash provided by operations of $729 million (up 75% from $416 million in 2012). On March 6, 2013, Time Warner announced that its Board of Directors has authorized management to proceed with plans for the complete legal and structural separation of the Company’s Publishing segment from Time Warner (the “Time Separation”).

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Networks, Film and TV Entertainment and Publishing. For additional information regarding Time Warner’s segments, refer to Note 12, “Segment Information,” to the accompanying consolidated financial statements.

Networks.  Time Warner’s Networks segment consists of Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“Home Box Office”). During the three months ended March 31, 2013, the Networks segment recorded Revenues of $3.695 billion (53% of the Company’s total Revenues) and $1.268 billion in Operating Income.

Turner operates domestic and international television networks, including such recognized brands as TNT, TBS, truTV, CNN and Cartoon Network, which are among the leaders in advertising-supported television networks. The Turner networks generate revenues principally from providing programming to affiliates that have contracted to receive and distribute this programming to subscribers and from the sale of advertising. In addition, Turner provides online and mobile offerings for on-demand viewing of programs on its networks and live streaming of CNN, HLN and Cartoon Network to authenticated subscribers. Turner also manages and operates various digital media properties that primarily consist of brand-aligned websites, including CNN.com, NBA.com and related properties, NCAA.com and cartoonnetwork.com that generate revenues principally from the sale of advertising and sponsorships.

Home Box Office operates the HBO and Cinemax domestic multi-channel premium pay television services, with the HBO service ranking as the most widely distributed domestic multi-channel premium pay television service. HBO- and Cinemax-branded premium pay and basic tier television services are distributed in more than 60 countries in Latin

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

America, Asia and Europe. HBO and Cinemax domestic premium pay television subscribers have access to the authenticated HBO GO and MAX GO streaming services, respectively, on various online and mobile platforms, and an authenticated HBO GO streaming service is available to international premium pay television subscribers of HBO in a number of countries. Home Box Office generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. Additional sources of revenues for Home Box Office are the sale of its original programming, including Game of Thrones, Boardwalk Empire and True Blood, via DVDs, Blu-ray Discs and electronic sell-through (“EST”) and the licensing of original programming primarily to international television networks.

The Company expects that over the next several years subscription revenues generated by basic cable networks and premium pay television services in the industry will grow as a result of domestic affiliate rate increases driven by investments in high quality programming.

Film and TV Entertainment.  Time Warner’s Film and TV Entertainment segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute feature films, television shows and videogames. During the three months ended March 31, 2013, the Film and TV Entertainment segment recorded Revenues of $2.681 billion (36% of the Company’s total Revenues) and $263 million in Operating Income.

The Film and TV Entertainment segment’s theatrical product revenues are generated principally through rental fees from theatrical exhibition of feature films, including the following recently released films: Argo, The Dark Knight Rises and The Hobbit: An Unexpected Journey, and subsequently through licensing fees received from the distribution of films on television networks and premium pay television services. Television product revenues are generated principally from the licensing of programs to television networks and premium pay television services. The segment also generates revenues for both its theatrical and television product through home video distribution on DVD and Blu-ray Discs and in various digital formats (e.g., EST and video-on-demand) as well as through licensing of feature films and television programming to broadband subscription video on demand (“SVOD”) services. In addition, the segment generates revenues through the development and distribution of videogames.

Warner Bros. continues to be an industry leader in the television content business. For the 2012-2013 season, Warner Bros. produced more than 50 series, with at least two series for each of the five broadcast networks (including 2 Broke Girls, Arrow, The Bachelor, The Big Bang Theory, The Following, The Middle, Mike & Molly, Person of Interest, Revolution, Two and a Half Men, Vampire Diaries and The Voice), several original series for cable television networks (including Dallas, Longmire, Major Crimes, Pretty Little Liars and Rizzoli & Isles) and several series for first-run syndication (including The Ellen DeGeneres Show, Extra and TMZ). Internationally, Warner Bros. operates a group of local television production companies in the U.K. and the Netherlands that focus on developing non-scripted programs and formats that can be sold internationally and adapted for sale in the U.S. Warner Bros. also creates locally produced versions of programs owned by the studio as well as original local television programming.

The distribution and sale of physical discs (both standard definition DVDs and high definition Blu-ray Discs) is one of the largest contributors to the segment’s revenues and profits. However, in recent years, home video revenues have declined as a result of several factors, including consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than physical disc sales; the general economic downturn in the U.S. and many regions around the world; increasing competition for consumer discretionary time and spending; and piracy. The electronic delivery of film and television content is growing and becoming more important to the Film and TV Entertainment segment, which has helped to offset some, but not all, of the decline in sales of physical discs. However, in 2012 and through the first quarter of 2013, the decline in consumer spending on physical discs moderated compared to prior years, while the growth in consumer spending on electronic delivery increased.

Publishing.  Time Warner’s Publishing segment consists principally of Time Inc.’s magazine publishing and related websites as well as book publishing and marketing businesses. During the three months ended March 31, 2013, the Publishing segment recorded Revenues of $737 million (11% of the Company’s total Revenues) and $9 million in Operating Loss.

As of March 31, 2013, Time Inc. published 21 magazines in print in the U.S., including People, Sports Illustrated, InStyle and Time, and over 70 magazines outside the U.S. All of Time Inc.’s U.S. magazines are available as tablet editions on multiple digital devices and platforms. The Publishing segment generates revenues primarily from the sale of advertising, magazine subscriptions and newsstand sales. The Publishing segment is experiencing declines in its print advertising and newsstand sales as a result of market conditions in the magazine publishing industry as well as the current economic environment. The Publishing segment is pursuing a

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

number of initiatives to help mitigate these declines, including conducting additional brand marketing; developing innovative ways to sell branded magazine content outside of traditional channels, including websites, tablets and other mobile devices; developing integrated advertising solutions that will provide greater data insight and value to advertisers; developing a new cross-platform content management system; and improving its operating efficiency through management of its cost structure.

Recent Developments

Time Inc. Separation from Time Warner

On March 6, 2013, Time Warner announced that its Board of Directors has authorized management to proceed with plans for the Time Separation. The Time Separation is currently expected to be effected as a spin-off of Time Inc., a wholly owned subsidiary. In the Time Separation, Time Warner will distribute all of its Time Inc. common stock to Time Warner stockholders, and Time Inc. will become an independent publicly-traded company. The Time Separation is contingent on the satisfaction of a number of conditions, including the effectiveness of a registration statement on Form 10 that Time Inc. will file with the Securities and Exchange Commission. Time Warner expects to complete the Time Separation by the end of the year.

Central European Media Enterprises Ltd.

On April 29, 2013, Central European Media Enterprises Ltd. (“CME”) commenced a public offering of shares of its Class A common stock to raise up to approximately $200 million. In connection with this offering, Time Warner and CME entered into an arrangement in which the Company committed to exercise its preemptive rights to purchase its pro rata share of the number of shares of Class A Common Stock sold in the offering at the price paid by the public in the offering, which would maintain the Company’s 49.9% economic interest. Additionally, subject to the consummation of the offering, the approval of CME’s shareholders and certain other conditions, Time Warner agreed to purchase $200 million of CME’s newly-issued non-voting convertible redeemable preferred stock. The Company may also purchase from CME additional preferred stock under certain circumstances in connection with the offering of the common stock. CME intends to seek shareholder approval of the issuance and sale of the preferred stock at its 2013 annual general meeting of shareholders. CME has agreed to use at least $300 million of the net proceeds from these transactions to retire outstanding indebtedness.

RESULTS OF OPERATIONS

Recent Accounting Guidance

See Note 1, “Description of Business and Basis of Presentation,” to the accompanying consolidated financial statements for a discussion of recent accounting guidance adopted.

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results has been affected by transactions and certain other items in each period as follows (millions):

	Three Months Ended March 31,

	2013	2012

Asset impairments	$(27)	$(52)
Gain (loss) on operating assets, net	8	(42)
Other	(11)	(10)

Impact on Operating Income	(30)	(104)

Investment losses, net	(17)	(9)
Amounts related to the separation of Time Warner Cable Inc.	5	(1)
Amounts related to the disposition of Warner Music Group	(1)	-

Pretax impact	(43)	(114)
Income tax impact of above items	(22)	36

Impact of items on net income attributable to Time Warner Inc. shareholders	$(65)	$(78)

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $80 million and $26 million for the three months ended March 31, 2013 and 2012, respectively. For further discussion of Restructuring and severance costs, see “Consolidated Results” and “Business Segment Results.”

Asset Impairments

During the three months ended March 31, 2013, the Company recognized asset impairments of $18 million at the Networks segment consisting of $12 million related to certain Turner international intangible assets and $6 million related to programming assets resulting from Turner’s decision in the first quarter of 2013 to shut down certain of its entertainment networks in Spain, $2 million at the Film and TV Entertainment segment related to miscellaneous assets and $7 million at the Corporate segment related to internally developed software.

During the three months ended March 31, 2012, the Company recognized $52 million of charges at the Networks segment primarily related to certain receivables, programming assets and long-lived assets in connection with Turner’s decision in the first quarter 2012 to shut down its general entertainment network, Imagine, in India.

Gain (Loss) on Operating Assets, Net

For the three months ended March 31, 2013, the Company recognized an $8 million gain at the Corporate segment on the disposal of certain corporate assets.

For the three months ended March 31, 2012, the Company recognized a $42 million loss at the Publishing segment in connection with the sale in the first quarter of 2012 of Time Inc.’s school fundraising business, QSP (the “QSP Business”).

Other

Other reflects external costs related to mergers, acquisitions or dispositions of $11 million and $8 million for the three months ended March 31, 2013 and 2012, respectively. External costs related to mergers, acquisitions or dispositions for the three months ended March 31, 2013 consisted of $9 million related to the separation of Time Inc. from Time Warner and $2 million related to the shutdown of certain of Turner’s entertainment networks in Spain and for the three months ended March 31, 2012 included $6 million related to the shutdown of Imagine.

Other also reflects legal and other professional fees related to the defense of securities litigation matters for former employees totaling $0 and $2 million for the three months ended March 31, 2013 and 2012, respectively.

External costs related to mergers, acquisitions or dispositions and amounts related to securities litigation and government investigations are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Investment Losses, Net

For the three months ended March 31, 2013, the Company recognized $17 million of net investment losses, consisting of an $88 million impairment of the Company’s investment in CME, a $65 million gain on the sale of the Company’s investment in a theater venture in Japan, which included a $10 million gain related to a foreign currency contract, and $6 million of net miscellaneous investment gains.

For the three months ended March 31, 2012, the Company recognized $9 million of miscellaneous investment losses.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Amounts Related to the Separation of Time Warner Cable Inc.

For the three months ended March 31, 2013 and 2012, the Company recognized other income of $5 million and other loss of $1 million, respectively, related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by Time Warner Cable Inc. (“TWC”) employees, which has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Disposition of Warner Music Group

For the three months ended March 31, 2013, the Company recognized $1 million of losses associated with the disposition of Warner Music Group (“WMG”) in 2004.

Income Tax Impact

The income tax impact reflects the estimated tax provision or tax benefit associated with each item affecting comparability. The estimated tax provision or tax benefit can vary based on certain factors, including the taxability or deductibility of the items and foreign tax on certain items.

Consolidated Results

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying Consolidated Statement of Operations.

Revenues.  The components of Revenues are as follows (millions):

	Three Months Ended March 31,

	2013	2012	% Change
Subscription	$2,560	$2,471	4%
Advertising	1,464	1,472	(1%)
Content	2,730	2,861	(5%)
Other	185	175	6%

Total revenues	$6,939	$6,979	(1%)

The increase in Subscription revenues mainly reflected an increase at the Networks segment, partially offset by a decrease at the Publishing segment. Advertising revenues declined slightly as a decrease at the Networks segment was partially offset by an increase at the Publishing segment. The decline in Content revenues was due primarily to a decrease at the Film and TV Entertainment segment.

Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  For the three months ended March 31, 2013, Costs of revenues decreased to $3.750 billion from $3.976 billion for the three months ended March 31, 2012, respectively, reflecting declines at all of the segments. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses.  For the three months ended March 31, 2013, Selling, general and administrative expenses increased 3% to $1.620 billion from $1.575 billion for the three months ended March 31, 2012 primarily related to increases at the Film and TV Entertainment, Corporate and Networks segments, partly offset by a decline at the Publishing segment. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $157 million and $154 million for the three months ended March 31, 2013 and 2012, respectively.

Amortization Expense. Amortization expense was $60 million and $61 million for the three months ended March 31, 2013 and 2012, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Restructuring and Severance Costs.  For the three months ended March 31, 2013 and 2012, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs by segment are as follows (millions):

	Three Months Ended March 31,

	2013	2012
Networks	$22	$14
Film and TV Entertainment	3	6
Publishing	53	6
Corporate	2	-

Total restructuring and severance costs	$80	$26

Operating Income.  Operating Income increased to $1.410 billion for the three months ended March 31, 2013 from $1.247 billion for the three months ended March 31, 2012. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $30 million and $104 million of expense for the three months ended March 31, 2013 and 2012, respectively, Operating Income increased $89 million, reflecting increases at the Networks and Film and TV Entertainment segments, partly offset by decreases at the Publishing and Corporate segments. The segment variations are discussed under “Business Segment Results.”

Interest Expense, Net.  For the three months ended March 31, 2013, Interest expense, net decreased to $290 million from $320 million for the three months ended March 31, 2012, mainly reflecting a reduction of $15 million related to legal contingencies as well as lower average interest rates.

Other Loss, Net.  Other loss, net detail is shown in the table below (millions):

	Three Months Ended March 31,

	2013	2012
Investment losses, net	$(17)	$(9)
Amounts related to the separation of TWC	5	(1)
Amounts related to the disposition of WMG	(1)	-
Loss from equity method investees	(6)	(8)
Other	1	18

Other loss, net	$(18)	$-

Investment losses, net and amounts related to the separation of TWC and the disposition of WMG are discussed under “Transactions and Other Items Affecting Comparability.” For the three months ended March 31, 2012, other included an adjustment to reduce a liability for deferred compensation.

Income Tax Provision.  Income tax provision increased to $382 million for the three months ended March 31, 2013 from $346 million for the three months ended March 31, 2012. The Company’s effective tax rate was 35% for the three months ended March 31, 2013 compared to 37% for three months ended March 31, 2012. The decrease in the effective tax rate was primarily due to a decrease in tax reserves, partially offset by the nondeductible impairment of the Company’s investment in CME.

Net Income.  Net income increased to $720 million for the three months ended March 31, 2013 from $581 million for the three months ended March 31, 2012. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $65 million and $78 million of expense for the three months ended March 31, 2013 and 2012, respectively, Net income increased $126 million, primarily reflecting higher Operating Income.

Net Loss Attributable to Noncontrolling Interests.  For the three months ended March 31, 2013 and 2012, Net loss attributable to noncontrolling interests was $0 and $2 million, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Net Income Attributable to Time Warner Inc. Shareholders.  Net income attributable to Time Warner Inc. shareholders was $720 million and $583 million for the three months ended March 31, 2013 and 2012, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $0.77 and $0.75, respectively, for the three months ended March 31, 2013 and were $0.60 and $0.59, respectively, for the three months ended March 31, 2012.

Business Segment Results

Networks.  Revenues and Operating Income of the Networks segment for the three months ended March 31, 2013 and 2012 are as follows (millions):

	Three Months Ended March 31,

	2013	2012	% Change
Revenues:
Subscription	$2,269	$2,154	5%
Advertising	1,084	1,096	(1%)
Content	295	306	(4%)
Other	47	46	2%

Total revenues	3,695	3,602	3%
Costs of revenues(a)	(1,716)	(1,739)	(1%)
Selling, general and administrative(a)	(586)	(567)	3%
Asset impairments	(18)	(52)	(65%)
Restructuring and severance costs	(22)	(14)	57%
Depreciation	(78)	(79)	(1%)
Amortization	(7)	(8)	(13%)

Operating Income	$1,268	$1,143	11%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues for the three months ended March 31, 2013 was primarily due to an increase in domestic subscription revenues of $93 million driven largely by higher domestic rates and an increase in international subscription revenues of $22 million, mainly reflecting subscriber growth.

Advertising revenues for the three months ended March 31, 2013 declined slightly as domestic growth of $12 million was more than offset by lower international advertising revenues of $24 million, primarily reflecting lower international news demand and the absence of revenues from Turner’s general entertainment network, Imagine, in India and its TNT television operations in Turkey due to their shutdowns in the first half of 2012 (the “Imagine and TNT Turkey Shutdowns”). The domestic growth was mainly due to higher pricing, partially offset by fewer National Collegiate Athletic Association Division I Men’s Basketball Championship tournament (the “NCAA Tournament”) games in the first quarter of 2013 as compared to the prior year quarter due to timing of the tournament and lower domestic news demand.

The decrease in Content revenues for the three months ended March 31, 2013 was due primarily to the absence of revenues from Turner’s TNT television operations in Turkey due to its shutdown.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Networks segment are as follows (millions):

	Three Months Ended March 31,

	2013	2012	% Change
Programming costs:
Originals and sports	$922	$939	(2%)
Acquired films and syndicated series	436	426	2%

Total programming costs	1,358	1,365	(1%)
Other direct operating costs	358	374	(4%)

Costs of revenues(a)	$1,716	$1,739	(1%)

(a)	Costs of revenues excludes depreciation.

Costs of revenues for the three months ended March 31, 2013 was slightly lower than the comparable period in 2012. Originals and sports programming costs for the three months ended March 31, 2013 decreased slightly, mainly due to the timing of the NCAA Tournament games and lower impairments related to original series, partly offset by higher costs for originals. In addition, programming costs for the three months ended March 31, 2013 decreased due to lower programming costs related to the Imagine and TNT Turkey Shutdowns in 2012.

For the three months ended March 31, 2013, Selling, general and administrative expenses increased due primarily to higher marketing expenses.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the three months ended March 31, 2013 included a $12 million charge related to the impairment of certain Turner international intangible assets and an $8 million charge related to Turner’s decision in the first quarter of 2013 to shut down certain of its entertainment networks in Spain. This charge consisted of a $6 million impairment related to programming assets and a $2 million charge related to exit costs. The results for the three months ended March 31, 2012 included a $58 million charge related to Turner’s decision in the first quarter of 2012 to shut down its general entertainment network in India. This charge consisted of $52 million of noncash charges primarily related to certain receivables, programming assets and long-lived assets and a $6 million charge related to exit costs.

The increase in Operating Income was due primarily to higher revenues and lower asset impairments.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Film and TV Entertainment.  Revenues and Operating Income of the Film and TV Entertainment segment for the three months ended March 31, 2013 and 2012 are as follows (millions):

	Three Months Ended March 31,

	2013	2012	% Change
Revenues:
Subscription	$33	$28	18%
Advertising	14	13	8%
Content	2,568	2,685	(4%)
Other	66	58	14%

Total revenues	2,681	2,784	(4%)
Costs of revenues(a)	(1,835)	(2,008)	(9%)
Selling, general and administrative(a)	(485)	(466)	4%
Asset impairments	(2)	-	NM
Restructuring and severance costs	(3)	(6)	(50%)
Depreciation	(50)	(46)	9%
Amortization	(43)	(44)	(2%)

Operating Income	$263	$214	23%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Content revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three months ended March 31, 2013 and 2012 are as follows (millions):

	Three Months Ended March 31,

	2013	2012	% Change
Theatrical product:
Film rentals	$324	$414	(22%)
Home video and electronic delivery	477	467	2%
Television licensing	393	411	(4%)
Consumer products and other	44	39	13%

Total theatrical product	1,238	1,331	(7%)

Television product:
Television licensing	919	967	(5%)
Home video and electronic delivery	205	189	8%
Consumer products and other	72	90	(20%)

Total television product	1,196	1,246	(4%)

Other	134	108	24%

Total Content revenues	$2,568	$2,685	(4%)

Theatrical product revenues from film rentals decreased for the three months ended March 31, 2013 reflecting lower revenues from theatrical films released in the current quarter of $64 million and lower carryover revenues from prior period releases of $26 million. The Company released five and four theatrical films during first quarter of 2013 and 2012, respectively.

For the three months ended March 31, 2013, theatrical product revenues from home video and electronic delivery increased due to higher revenues from releases in the current quarter of $68 million, partially offset by lower revenues of $58 million from prior period releases, including catalog titles. There were three and five home video and electronic delivery releases in the first quarter of 2013 and 2012, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Theatrical product revenues from television licensing decreased for the three months ended March 31, 2013 primarily due to the timing of availabilities.

Television product revenues from licensing for the three months ended March 31, 2013 decreased due mainly to fewer significant international syndication availabilities.

The increase in television product revenues from home video and electronic delivery for the three months ended March 31, 2013 was primarily due to higher digital sales including SVOD and EST as well as higher sales of physical discs.

Other content revenues increased for the three months ended March 31, 2013 primarily due to higher revenues from consumer products and videogames.

The components of Costs of revenues for the Film and TV Entertainment segment are as follows (millions):

	Three Months Ended March 31,

	2013	2012	% Change
Film and television production costs	$1,225	$1,338	(8%)
Print and advertising costs	413	476	(13%)
Other costs, including merchandise and related costs	197	194	2%

Costs of revenues(a)	$1,835	$2,008	(9%)

(a)	Costs of revenues excludes depreciation.

The decrease in film and television production costs for the three months ended March 31, 2013 was primarily due to the mix and performance of product released. Included in film and television production costs are theatrical film valuation adjustments resulting from revisions to estimates of ultimate revenue for certain theatrical films. Theatrical film valuation adjustments for the three months ended March 31, 2013 and 2012 were $10 million and $8 million, respectively. For the three months ended March 31, 2013, print and advertising costs declined mainly due to lower international costs associated with carryover films.

The increase in Selling, general and administrative expenses for the three months ended March 31, 2013 was primarily due to higher merit-based compensation expenses.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the three months ended March 31, 2013 included $2 million of miscellaneous asset impairments.

The increase in Operating Income for the three months ended March 31, 2013 was primarily due to lower Costs of revenues, partially offset by lower revenues and higher Selling, general and administrative expenses.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Publishing.  Revenues and Operating Loss of the Publishing segment for the three months ended March 31, 2013 and 2012 are as follows (millions):

	Three Months Ended March 31,

	2013	2012	% Change
Revenues:
Subscription	$258	$289	(11%)
Advertising	389	383	2%
Content	16	19	(16%)
Other	74	82	(10%)

Total revenues	737	773	(5%)
Costs of revenues(a)	(306)	(324)	(6%)
Selling, general and administrative(a)	(355)	(373)	(5%)
Loss on operating assets	-	(42)	(100%)
Restructuring and severance costs	(53)	(6)	NM
Depreciation	(22)	(23)	(4%)
Amortization	(10)	(9)	11%

Operating Loss	$(9)	$(4)	125%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

For the three months ended March 31, 2013, Subscription revenues decreased due to lower newsstand revenues of $18 million as well as lower domestic subscription revenues of $13 million, due in part to certain weekly titles having fewer issues than the prior year quarter.

For the three months ended March 31, 2013, the transfer of the management of the SI.com and Golf.com websites to Time Inc. from Turner in the second quarter of 2012 had a positive effect on Advertising revenues of $12 million and a $9 million negative effect on Other revenues. This increase in Advertising revenues was partially offset by a slight decline in magazine advertising revenues.

Both Subscription revenues and Advertising revenues for the three months ended March 31, 2013 were negatively impacted by market conditions in the magazine publishing industry as well as the current economic environment. The Company expects soft market conditions associated with the Publishing segment’s Subscription revenues and Advertising revenues to continue in the near term.

The components of Costs of revenues for the Publishing segment are as follows (millions):

	Three Months Ended March 31,

	2013	2012	% Change
Production costs	$171	$184	(7%)
Editorial costs	116	124	(6%)
Other	19	16	19%

Costs of revenues(a)	$306	$324	(6%)

(a)	Costs of revenues excludes depreciation.

For the three months ended March 31, 2013, Costs of revenues decreased due primarily to lower production costs, mainly reflecting lower paper prices and reduced print volume and lower editorial costs primarily associated with cost savings initiatives, including savings realized from a significant restructuring in the first quarter of 2013, mainly consisting of headcount reductions (the “2013 Restructuring”).

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the three months ended March 31, 2013, Selling, general and administrative expenses decreased primarily due to cost savings initiatives, including savings realized from the 2013 Restructuring.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the three months ended March 31, 2012 included a $42 million loss on operating assets in connection with the sale of the QSP Business.

The Publishing segment incurred $53 million in net Restructuring and severance costs during the first quarter of 2013 primarily in connection with the 2013 Restructuring.

Operating Loss increased for the three months ended March 31, 2013 primarily due to lower Revenues, offset in part by lower expenses.

Corporate.  Operating Loss of the Corporate segment for the three months ended March 31, 2013 and 2012 was as follows (millions):

	Three Months Ended March 31,

	2013	2012	% Change
Selling, general and administrative(a)	$(116)	$(96)	21%
Gain on operating assets	8	-	NM
Asset impairments	(7)	-	NM
Restructuring and severance costs	(2)	-	NM
Depreciation	(7)	(6)	17%

Operating Loss	$(124)	$(102)	22%

(a)	Selling, general and administrative expenses exclude depreciation.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the three months ended March 31, 2013 included a $7 million impairment of internally developed software and an $8 million gain on the disposal of certain corporate assets.

For the three months ended March 31, 2013, Operating Loss increased due primarily to higher compensation expenses of $12 million and higher external costs related to mergers, acquisitions or dispositions of $9 million related to the separation of Time Inc. from Time Warner.

For both the three months ended March 31, 2013 and 2012, Selling, general and administrative expenses included $10 million of costs related to enterprise efficiency initiatives. The enterprise efficiency initiatives involve the centralization of certain administrative functions to generate cost savings or other benefits for the Company.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments, quarterly dividend payments and the purchase of common stock under the Company’s stock repurchase program. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at March 31, 2013 was $7.514 billion, which included $2.493 billion of Cash and equivalents.

Current Financial Condition

At March 31, 2013, Time Warner had net debt of $16.948 billion ($19.441 billion of debt less $2.493 billion of Cash and equivalents) and $29.991 billion of Shareholders’ equity, compared to net debt of $17.030 billion ($19.871 billion of debt less $2.841 billion of Cash and equivalents) and $29.877 billion of Shareholders’ equity at December 31, 2012.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The following table shows the significant items contributing to the decrease in net debt from December 31, 2012 to March 31, 2013 (millions):

Balance at December 31, 2012	$17,030
Cash provided by operations	(729)
Capital expenditures	85
Repurchases of common stock	672
Dividends paid to common stockholders	273
Investments and acquisitions, net of cash acquired	77
Proceeds from the exercise of stock options	(339)
Investment and sale proceeds	(153)
All other, net	32

Balance at March 31, 2013	$16,948

On January 31, 2013, Time Warner’s Board of Directors authorized up to $4.0 billion of share repurchases beginning January 1, 2013, including amounts available under the Company’s prior stock repurchase program as of December 31, 2012. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2013 through April 26, 2013, the Company repurchased 16 million shares of common stock for $868 million pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Cash Flows

Cash and equivalents decreased by $348 million for the three months ended March 31, 2013 and $599 million for the three months ended March 31, 2012. Components of these changes are discussed below in more detail.

Operating Activities

Details of Cash provided by operations are as follows (millions):

	Three Months Ended March 31,
	2013	2012
Operating Income	$1,410	$1,247
Depreciation and amortization	217	215
Net interest payments(a)	(269)	(280)
Net income taxes paid(b)	(189)	(303)
All other, net, including working capital changes	(440)	(463)

Cash provided by operations	$729	$416

(a)	Includes cash interest received of $13 million and $11 million for the three months ended March 31, 2013 and 2012, respectively.
(b)	Includes income tax refunds received of $11 million and $30 million for the three months ended March 31, 2013 and 2012, respectively.

Cash provided by operations for the three months ended March 31, 2013 increased primarily due to higher Operating Income and lower net income taxes paid due to the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Investing Activities

Details of Cash used by investing activities are as follows (millions):

	Three Months Ended March 31,
	2013	2012
Investments in available-for-sale securities	$(15)	$(17)
Investments and acquisitions, net of cash acquired	(62)	(59)
Capital expenditures	(85)	(133)
Proceeds from the sale of available-for-sale securities	33	-
All other investment and sale proceeds	120	22

Cash used by investing activities	$(9)	$(187)

Cash used by investing activities for the three months ended March 31, 2013 decreased primarily due to proceeds from the sale of the Company’s investment in a theater joint venture in Japan, lower capital expenditures at most of the Company’s segments and proceeds from the sale of available-for-sale securities.

Financing Activities

Details of Cash used by financing activities are as follows (millions):

	Three Months Ended March 31,
	2013	2012
Borrowings	$6	$11
Debt repayments	(438)	(13)
Proceeds from the exercise of stock options	339	185
Excess tax benefit from equity instruments	84	34
Principal payments on capital leases	(2)	(3)
Repurchases of common stock	(672)	(725)
Dividends paid	(273)	(257)
Other financing activities	(112)	(60)

Cash used by financing activities	$(1,068)	$(828)

Cash used by financing activities for the three months ended March 31, 2013 increased primarily due to the repayment at maturity of $432 million aggregate principal amount outstanding of 9.125% debentures due 2013, partly offset by higher Proceeds from the exercise of stock options.

During the three months ended March 31, 2013, the Company issued approximately 10 million shares of common stock and received $339 million in connection with the exercise of stock options. At March 31, 2013, all of the approximately 36 million exercisable stock options outstanding on such date had exercise prices below the closing price of the Company’s common stock on the New York Stock Exchange.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At March 31, 2013, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $27.015 billion. Of this committed capacity, $7.514 billion was unused and $19.441 billion was outstanding as debt. At March 31, 2013, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$2,493	$-	$-	$2,493
Revolving credit facilities and commercial paper program(d)	5,000	2	-	4,998
Fixed-rate public debt	19,192	-	19,192	-
Other obligations(e)	330	58	249	23

Total	$27,015	$60	$19,441	$7,514

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 14.5 years as of March 31, 2013.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts. At March 31, 2013, the principal amounts of the Company’s public debt matures as follows: $300 million in 2013, $0 in 2014, $1.000 billion in 2015, $1.150 billion in 2016, $500 million in 2017, $600 million in 2018 and $15.781 billion thereafter. In the period after 2018, no more than $2.0 billion will mature in any given year.

(d)

The revolving credit facilities consist of two $2.5 billion revolving credit facilities. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the revolving credit facilities.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $16 million are due within the next twelve months.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium cable, basic cable, network and syndicated television exhibition. Backlog was approximately $5.8 billion and $6.0 billion at March 31, 2013 and December 31, 2012, respectively. Included in these amounts is licensing of film product from the Film and TV Entertainment segment to the Networks segment in the amount of $1.2 billion at both March 31, 2013 and December 31, 2012.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding (i) the adequacy of the Company’s liquidity to meet its needs for the foreseeable future, (ii) expected growth in subscription revenues generated by basic cable networks and premium pay television services in the industry, (iii) the Company’s expectation that soft market conditions in the publishing industry will continue in the near term and (iv) the timing for the completion of the Time Separation.

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

•	the effects of any significant acquisitions, dispositions and other similar transactions by the Company, including the Time Separation;
•	the failure to meet earnings expectations;
•	the adequacy of the Company’s risk management framework;
•	changes in U.S. GAAP or other applicable accounting policies;
•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses;
•	a disruption or failure of network and information systems or other technology on which the Company’s businesses rely;
•	the effect of union or labor disputes or player lockouts affecting the professional sports leagues whose programming is shown on the Company’s networks;
•	changes in tax, federal communication and other laws and regulations;
•	changes in foreign exchange rates and in the stability and existence of the Euro; and
•	the other risks and uncertainties detailed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(Unaudited; millions, except share amounts)

	March 31, 2013	December 31, 2012

ASSETS
Current assets
Cash and equivalents	$2,493	$2,841
Receivables, less allowances of $1,428 and $1,757	7,095	7,385
Inventories	1,987	2,036
Deferred income taxes	459	474
Prepaid expenses and other current assets	590	528

Total current assets	12,624	13,264

Noncurrent inventories and theatrical film and television production costs	6,252	6,675
Investments, including available-for-sale securities	1,920	2,047
Property, plant and equipment, net	3,769	3,942
Intangible assets subject to amortization, net	2,033	2,108
Intangible assets not subject to amortization	7,642	7,642
Goodwill	30,409	30,446
Other assets	2,298	2,045

Total assets	$66,947	$68,169

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,922	$8,039
Deferred revenue	932	1,011
Debt due within one year	316	749

Total current liabilities	8,170	9,799

Long-term debt	19,125	19,122
Deferred income taxes	2,500	2,127
Deferred revenue	518	523
Other noncurrent liabilities	6,642	6,720
Commitments and Contingencies (Note 13)

Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 933 million and 932 million shares outstanding	17	17
Paid-in-capital	154,065	154,577
Treasury stock, at cost (719 million and 720 million shares)	(35,099)	(35,077)
Accumulated other comprehensive loss, net	(1,060)	(988)
Accumulated deficit	(87,932)	(88,652)

Total Time Warner Inc. shareholders’ equity	29,991	29,877
Noncontrolling interests	1	1

Total equity	29,992	29,878

Total liabilities and equity	$66,947	$68,169

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Three Months Ended March 31,

(Unaudited; millions, except per share amounts)

	2013	2012
Revenues	$6,939	$6,979
Costs of revenues	(3,750)	(3,976)
Selling, general and administrative	(1,620)	(1,575)
Amortization of intangible assets	(60)	(61)
Restructuring and severance costs	(80)	(26)
Asset impairments	(27)	(52)
Gain (loss) on operating assets, net	8	(42)

Operating income	1,410	1,247
Interest expense, net	(290)	(320)
Other loss, net	(18)	-

Income before income taxes	1,102	927
Income tax provision	(382)	(346)

Net income	720	581
Less Net loss attributable to noncontrolling interests	-	2

Net income attributable to Time Warner Inc. shareholders	$720	$583

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income per common share	$0.77	$0.60

Average basic common shares outstanding	932.8	968.3

Diluted net income per common share	$0.75	$0.59

Average diluted common shares outstanding	956.4	990.1

Cash dividends declared per share of common stock	$0.2875	$0.2600

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended March 31,

(Unaudited; millions)

	2013	2012
Net income	$720	$581

Other comprehensive income, net of tax:
Foreign currency translation:
Unrealized gains (losses) occurring during the period	(68)	62
Less Reclassification adjustment for gains realized in net income	(6)	-

Change in foreign currency translation	(74)	62

Unrealized gains on securities occurring during the period	1	3

Benefit obligation:
Unrealized gains (losses) occurring during the period	3	(7)
Less Reclassification adjustment for losses realized in net income	6	4

Net benefit obligations	9	(3)

Derivative financial instruments:
Unrealized losses occurring during the period	-	(12)
Less Reclassification adjustment for (gains) losses realized in net income	(8)	9

Net losses on derivative financial instruments	(8)	(3)

Other comprehensive income (loss)	(72)	59

Comprehensive income	648	640

Less Comprehensive loss attributable to noncontrolling interest	-	2

Comprehensive income attributable to Time Warner Inc. shareholders	$648	$642

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31,

(Unaudited; millions)

	2013	2012

OPERATIONS
Net income	$720	$581
Adjustments for noncash and nonoperating items:
Depreciation and amortization	217	215
Amortization of film and television costs	1,792	1,948
Asset impairments	27	52
Loss on investments and other assets, net	19	51
Equity in losses of investee companies, net of cash distributions	23	15
Equity-based compensation	106	101
Deferred income taxes	400	(92)
Changes in operating assets and liabilities, net of acquisitions	(2,575)	(2,455)

Cash provided by operations	729	416

INVESTING ACTIVITIES
Investments in available-for-sale securities	(15)	(17)
Investments and acquisitions, net of cash acquired	(62)	(59)
Capital expenditures	(85)	(133)
Investment proceeds from available-for-sale securities	33	-
Other investment proceeds	120	22

Cash used by investing activities	(9)	(187)

FINANCING ACTIVITIES
Borrowings	6	11
Debt repayments	(438)	(13)
Proceeds from exercise of stock options	339	185
Excess tax benefit from equity instruments	84	34
Principal payments on capital leases	(2)	(3)
Repurchases of common stock	(672)	(725)
Dividends paid	(273)	(257)
Other financing activities	(112)	(60)

Cash used by financing activities	(1,068)	(828)

DECREASE IN CASH AND EQUIVALENTS	(348)	(599)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,841	3,476

CASH AND EQUIVALENTS AT END OF PERIOD	$2,493	$2,877

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended March 31,

(Unaudited; millions)

	2013			2012

	Time Warner Shareholders	Noncontrolling Interests	Total Equity	Time Warner Shareholders	Noncontrolling Interests	Total Equity
BALANCE AT BEGINNING OF PERIOD	$29,877	$1	$29,878	$29,957	$(3)	$29,954
Net income	720	-	720	583	(2)	581
Other comprehensive income (loss)	(72)	-	(72)	59	-	59
Cash dividends	(273)	-	(273)	(257)	-	(257)
Common stock repurchases	(661)	-	(661)	(731)	-	(731)
Amounts related primarily to stock options and restricted stock units	400	-	400	169	6	175

BALANCE AT END OF PERIOD	$29,991	$1	$29,992	$29,780	$1	$29,781

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include television networks, film and TV entertainment and publishing. Time Warner classifies its operations into three reportable segments: Networks: consisting principally of cable television networks, premium pay and basic tier television services and digital media properties; Film and TV Entertainment: consisting principally of feature film, television, home video and videogame production and distribution; and Publishing: consisting principally of magazine publishing and related websites as well as book publishing and marketing businesses. Financial information for Time Warner’s various reportable segments is presented in Note 12, “Segment Information.” See Note 2, “Business Dispositions,” for information regarding the separation of the Publishing segment from Time Warner.

Basis of Presentation

Interim Financial Statements

The consolidated financial statements are unaudited; however, in the opinion of management, they contain all of the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the March 31, 2013 presentation.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting Guidance Adopted in 2013

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

On January 1, 2013, the Company adopted guidance on a retrospective basis requiring disclosure of the line item in the Consolidated Statement of Operations affected by reclassification adjustments out of Accumulated other comprehensive loss, net. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. For more information, see Note 7, “Shareholder’s Equity.”

Disclosures about Offsetting Assets and Liabilities

On January 1, 2013, the Company adopted guidance on a retrospective basis requiring disclosure of additional information about the Company’s ability to offset certain financial instruments, specifically derivative instruments subject to master netting arrangements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. For more information, see Note 6, “Derivative Instruments.”

Accounting for Cumulative Translation Adjustments

On January 1, 2013, the Company early adopted guidance on a prospective basis that requires the cumulative translation adjustment (“CTA”) related to a subsidiary or group of assets within a consolidated foreign entity to be released into earnings when an entity ceases to have a controlling financial interest in that subsidiary or group of assets and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity-method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment will be recognized in earnings upon sale of the investment. CTA will also be recognized in earnings in a step acquisition transaction. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Interim Impairment Testing of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets at Time Inc.

As discussed in more detail in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Policies,” to the Company’s consolidated financial statements in the 2012 Form 10-K, Goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Long-lived assets, including finite-lived intangible assets, do not require that an annual impairment test be performed. Instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. As a result of the Company’s decision in March 2013 to spin off Time Inc., the Company determined that a triggering event had occurred and assessed Goodwill, indefinite-lived intangible assets and long-lived assets at Time Inc. for impairment.

The first quarter 2013 impairment test did not result in an impairment of Goodwill at Time Inc. since the fair value of the Time Inc. reporting unit exceeded its carrying value by approximately 10%. Had the fair value of the Time Inc. reporting unit been less than its carrying value, the Company would have been required to perform the second step of the impairment review process to determine the ultimate amount of the impairment loss to record. The significant assumptions utilized in the impairment test included a discount rate of 11.5% and a terminal growth rate of 2.5%.

Additionally, the impairment test did not result in any impairments of indefinite-lived intangible assets at Time Inc. since the estimated fair value of such assets exceeded their respective carrying values. To illustrate the magnitude of potential impairment relative to future changes in estimated fair values, had the fair values of certain tradenames at Time Inc. with an aggregate carrying value of $539 million been hypothetically lower by 10% as of March 31, 2013, the aggregate carrying values of certain of those tradenames would have exceeded fair values by $34 million. The significant assumptions utilized in the impairment tests of indefinite-lived intangible assets included a discount rate of 12.0% and a terminal growth rate of 2.5%.

The impairment test for long-lived assets, including finite-lived intangible assets, was based on estimates of undiscounted future cash flows based on the use of the assets for their remaining useful life assuming the disposition transaction (i.e., the spin-off) will not occur. The impairment test did not result in any impairments of long-lived assets. For more information regarding the separation of Time Inc. from Time Warner, see Note 2, “Business Dispositions.”

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	BUSINESS DISPOSITIONS

Time Inc. Separation from Time Warner

On March 6, 2013, Time Warner announced that its Board of Directors has authorized management to proceed with plans for the complete legal and structural separation of the Company’s Publishing segment from Time Warner (the “Time Separation”). The Time Separation is currently expected to be effected as a spin-off of Time Inc., a wholly owned subsidiary. In the Time Separation, Time Warner will distribute all of its Time Inc. common stock to Time Warner stockholders, and Time Inc. will become an independent publicly-traded company. The Time Separation is contingent on the satisfaction of a number of conditions, including the effectiveness of a registration statement on Form 10 that Time Inc. will file with the Securities and Exchange Commission. Time Warner expects to complete the Time Separation by the end of the year.

3.	INVESTMENTS

CME

Central European Media Enterprises Ltd. (“CME”) is a publicly-traded broadcasting company operating leading networks in six Central and Eastern European countries. The Company’s investment in CME has been accounted for under the cost-method of accounting as a result of the Company’s vote being controlled by CME founder and Non-Executive Chairman Ronald S. Lauder. Upon termination of the voting agreement, which is expected to occur during the second quarter of 2013, the Company expects to begin accounting for its investment in CME under the equity-method of accounting and will recast its historical financial results and related financial statements to reflect such presentation historically from the date of the Company’s initial investment. As of March 31, 2013, the Company’s economic interest in CME was 49.9%. During the first quarter of 2013, the Company recorded an $88 million noncash impairment related to its investment in CME.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, respectively (millions):

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities(a)	$265	$5	$-	$270	$258	$5	$-	$263
Available-for-sale securities:
Equity securities	18	-	-	18	18	-	-	18
Debt securities	-	78	-	78	-	99	-	99
Derivatives:
Foreign exchange contracts	-	15	-	15	-	9	-	9
Other	5	-	11	16	4	-	13	17
Liabilities:
Derivatives:
Foreign exchange contracts	-	(19)	-	(19)	-	(31)	-	(31)
Other	-	-	(5)	(5)	-	-	(6)	(6)

Total	$288	$79	$6	$373	$280	$82	$7	$369

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements. As of March 31, 2013 and 2012, assets and liabilities valued using significant unobservable inputs (Level 3) primarily consist of an asset related to equity instruments held by employees of a former subsidiary of the Company, liabilities for contingent consideration and options to redeem securities.

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the three months ended March 31, 2013 and 2012, respectively, on such assets and liabilities that were included in the Consolidated Balance Sheet as of March 31, 2013 and 2012, respectively (millions):

	March 31, 2013	March 31, 2012
Balance as of the beginning of the period	$7	$3
Total gains (losses), net:
Included in other loss, net	6	(1)
Settlements	(7)	(2)
Issuances	-	-
Transfers in and/or out of Level 3	-	-

Balance as of the end of the period	$6	$-

Net gain (loss) for the period included in net income related to assets and liabilities still held as of the end of the period	$6	$(1)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at March 31, 2013, the fair value of Time Warner’s debt exceeded its carrying value by approximately $4.115 billion and, based on interest rates prevailing at December 31, 2012, the fair value of Time Warner’s debt exceeded its carrying value by approximately $4.622 billion. The fair value of Time Warner’s debt was considered a Level 2 measurement as it was based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of the financial instruments or because the financial instruments are of a longer-term nature and are recorded on a discounted basis. For the remainder of the Company’s other financial instruments, differences between the carrying value and fair value were not significant at March 31, 2013. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

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

During the first quarter of 2013, the Company was required to perform an impairment review of certain long-lived assets at a Turner international subsidiary. As a result of its review, the Company recorded a noncash impairment of $12 million to write down the value of certain intangible assets to zero. During the first quarter of 2012, the Company was required to perform an impairment review of certain long-lived assets at Imagine, Turner’s general entertainment network in India. As a result of its review, the Company recorded a noncash impairment of $19 million to write down the value of certain long-lived assets, primarily intangible assets, to zero. In both periods, the resulting fair value measurements were considered to be Level 3 measurements and were determined using a discounted cash flow (“DCF”) methodology with assumptions for cash flows associated with the use and eventual disposition of the assets.

In determining the fair value of its theatrical films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular theatrical film. The fair value of any theatrical film and television production that management plans to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement. During the three months ended March 31, 2013, certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, were written down to $4 million from their carrying value of $35 million. During the three months ended March 31, 2012, certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, were written down to $39 million from their carrying value of $87 million.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	March 31, 2013	December 31, 2012
Inventories:
Programming costs, less amortization	$3,716	$3,817
DVDs, Blu-ray Discs, books, paper and other merchandise	375	326

Total inventories	4,091	4,143
Less: current portion of inventory	(1,987)	(2,036)

Total noncurrent inventories	2,104	2,107

Theatrical film production costs:(a)
Released, less amortization	517	597
Completed and not released	428	174
In production	1,180	1,770
Development and pre-production	89	106

Television production costs:(a)
Released, less amortization	1,138	1,034
Completed and not released	339	396
In production	446	487
Development and pre-production	11	4

Total theatrical film and television production costs	4,148	4,568

Total noncurrent inventories and theatrical film and television production costs	$6,252	$6,675

(a)

Does not include $1.072 billion and $1.107 billion of acquired film library intangible assets as of March 31, 2013 and December 31, 2012, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

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

Gains and losses from hedging activities recognized in the Consolidated Statement of Operations, including hedge ineffectiveness, were not material for the three months ended March 31, 2013 and 2012 and were largely offset by corresponding economic gains or losses from the respective transactions that were hedged.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. The Company offsets the fair values of the foreign exchange derivatives contracts executed with the same counterparty and classifies that amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at March 31, 2013 and December 31, 2012 (millions):

	March 31, 2013(a)	December 31, 2012(b)
Prepaid expenses and other current assets	$15	$9
Accounts payable and accrued liabilities	(19)	(31)

(a)

Includes $76 million ($46 million of qualifying hedges and $30 million of economic hedges) and $80 million ($66 million of qualifying hedges and $14 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

(b)

Includes $79 million ($69 million of qualifying hedges and $10 million of economic hedges) and $101 million ($81 million of qualifying hedges and $20 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

At March 31, 2013 and December 31, 2012, $6 million and $19 million of gains, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net are deferred net gains of $2 million and $8 million at March 31, 2013 and December 31, 2012, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

7.	SHAREHOLDERS’ EQUITY

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

From January 1, 2013 through March 31, 2013, the Company repurchased approximately 12 million shares of common stock for approximately $661 million pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of March 31, 2013, $3.339 billion was remaining under the stock repurchase program.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary sets forth the activity within Other comprehensive income (loss) (millions):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized gains (losses) on foreign currency translation	$(84)	$16	$(68)	$71	$(9)	$62
Reclassification adjustment for gains on foreign currency translation realized in net income(a)	(9)	3	(6)	-	-	-
Unrealized gains on securities	1	-	1	5	(2)	3
Unrealized gains (losses) on benefit obligation	17	(14)	3	(11)	4	(7)
Reclassification adjustment for losses on benefit obligation realized in net income(b)	9	(3)	6	7	(3)	4
Unrealized losses on derivative financial instruments	-	-	-	(17)	5	(12)
Reclassification adjustment for derivative financial instruments (gains) losses realized in net income(c)	(13)	5	(8)	14	(5)	9

Other comprehensive income (loss)	$(79)	$7	$(72)	$69	$(10)	$59

(a)	Included in Other loss, net.
(b)	Included in Selling, general, and administrative expenses.
(c)

Included in Selling, general and administrative expenses are gains of $1 million and $3 million for the three months ended March 31, 2013 and 2012, respectively. Included in Costs of revenues are gains of $9 million and losses of $17 million for the three months ended March 31, 2013 and 2012, respectively. Included in Other income, net are gains of $3 million and $0 for the three months ended March 31, 2013 and 2012, respectively.

8.	NET INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net income attributable to Time Warner Inc. shareholders	$720	$583
Net income allocated to participating securities	(4)	(4)

Net income attributable to Time Warner Inc. common shareholders — basic	$716	$579

Average number of common shares outstanding — basic	932.8	968.3
Dilutive effect of equity awards	23.6	21.8

Average number of common shares outstanding — diluted	956.4	990.1

Net income per common share attributable to Time Warner Inc. common shareholders:
Basic	$0.77	$0.60
Diluted	$0.75	$0.59

Diluted net income per common share for the three months ended March 31, 2013 and 2012 excludes approximately 1 million and 34 million common shares, respectively, that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	EQUITY-BASED COMPENSATION

The table below summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per option:

	Three Months Ended March 31,
	2013	2012
Expected volatility	29.7%	31.2%
Expected term to exercise from grant date	6.36 years	6.50 years
Risk-free rate	1.2%	1.3%
Expected dividend yield	2.2%	2.8%
Weighted average grant date fair value per option	$12.72	$8.69

The following table sets forth the weighted average grant date fair value of restricted stock units (“RSUs”) and target performance stock units (“PSUs”):

	Three Months Ended March 31,
	2013	2012
RSUs	$53.53	$37.46
PSUs	57.04	39.51

The following table sets forth the number of stock options, RSUs and PSUs granted (millions):

	Three Months Ended March 31,
	2013	2012
Stock options	1.2	4.7
RSUs	3.1	5.2
PSUs	0.2	0.2

Compensation expense recognized for equity-based awards is as follows (millions):

	Three Months Ended March 31,
	2013	2012
RSUs and PSUs	$87	$75
Stock options	19	26

Total impact on operating income	$106	$101

Tax benefit recognized	$38	$36

Total unrecognized compensation cost related to unvested RSUs and target PSUs as of March 31, 2013, without taking into account expected forfeitures, is $308 million and is expected to be recognized over a weighted-average period between one and two years.

Total unrecognized compensation cost related to unvested stock options as of March 31, 2013, without taking into account expected forfeitures, is $45 million and is expected to be recognized over a weighted-average period between one and two years.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	BENEFIT PLANS

A summary of the components of the net periodic benefit costs recognized for substantially all of Time Warner’s defined benefit pension plans for the three months ended March 31, 2013 and 2012 is as follows (millions):

Components of Net Periodic Benefit Costs

	Three Months Ended March 31,
	2013	2012
Service cost	$1	$1
Interest cost	43	44
Expected return on plan assets	(50)	(47)
Amortization of net loss	9	7

Net periodic benefit costs	$3	$5

Contributions	$7	$6

11.	RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance costs expensed as incurred by segment for the three months ended March 31, 2013 and 2012 are as follows (millions):

	Three Months Ended March 31,
	2013	2012
Networks	$22	$14
Film and TV Entertainment	3	6
Publishing	53	6
Corporate	2	-

Total restructuring and severance costs	$80	$26

	Three Months Ended March 31,
	2013	2012
2013 activity	$79	$-
2012 and prior activity	1	26

Total restructuring and severance costs	$80	$26

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2012	$118	$48	$166
Net accruals	82	(2)	80
Noncash reductions(a)	(3)	-	(3)
Cash paid	(44)	(5)	(49)

Remaining liability as of March 31, 2013	$153	$41	$194

(a)	Noncash reductions relate to the settlement of certain employee-related liabilities with equity instruments.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2013, of the remaining liability of $194 million, $129 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $65 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2020.

12.	SEGMENT INFORMATION

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

Information as to the Revenues, intersegment revenues, Operating Income (Loss) and Assets of Time Warner in each of its reportable segments is set forth below (millions):

	Three Months Ended March 31,
	2013	2012
Revenues
Networks	$3,695	$3,602
Film and TV Entertainment	2,681	2,784
Publishing	737	773
Intersegment eliminations	(174)	(180)

Total revenues	$6,939	$6,979

	Three Months Ended March 31,
	2013	2012
Intersegment Revenues
Networks	$22	$27
Film and TV Entertainment	148	140
Publishing	4	13

Total intersegment revenues	$174	$180

	Three Months Ended March 31,
	2013	2012
Operating Income (Loss)
Networks	$1,268	$1,143
Film and TV Entertainment	263	214
Publishing	(9)	(4)
Corporate	(124)	(102)
Intersegment eliminations	12	(4)

Total operating income (loss)	$1,410	$1,247

	March 31, 2013	December 31, 2012
Assets
Networks	$38,869	$38,868
Film and TV Entertainment	19,082	19,853
Publishing	5,746	5,850
Corporate	3,250	3,598

Total assets	$66,947	$68,169

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	COMMITMENTS AND CONTINGENCIES

Commitments

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of TWC in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including: annual payments made at the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $967 million (for a net present value of $414 million). To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at March 31, 2013. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

Contingencies

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.

On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics, and the Company has filed counterclaims. On March 26, 2008, the court entered an order of summary judgment finding, among other things, that plaintiffs’ notices of termination were valid and that plaintiffs had thereby recaptured, as of April 16, 1999, their rights to a one-half interest in the Superman story material, as first published, but that the accounting for profits would not include profits attributable to foreign exploitation, republication of pre-termination works and trademark exploitation. On January 10, 2013, the U.S. Court of Appeals for the Ninth Circuit reversed the district court’s decision to grant summary judgment in plaintiffs’ favor, holding that the parties reached a binding settlement agreement in 2001, and directed the district court to reconsider its ruling on DC Comics’ counterclaims challenging the validity of the plaintiffs’ termination notices. On February 7, 2013, DC Comics filed a motion for summary judgment in this lawsuit and the related Superboy lawsuit on its counterclaim seeking a declaratory judgment that the plaintiffs had transferred the rights to the Superman and Superboy characters to DC Comics pursuant to the settlement agreement entered into in 2001. By orders dated March 20, 2013 and April 18, 2013, the district court granted DC Comics’ motion for summary judgment in its entirety and entered final judgment in DC Comics’ favor in this lawsuit and the related Superboy lawsuit, respectively, which is described below.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 22, 2004, the same Siegel heirs filed a related lawsuit against the same defendants, as well as Warner Communications Inc. and Warner Bros. Television Production Inc. in the U.S. District Court for the Central District of California. Plaintiffs claim that Siegel was the sole creator of the character Superboy and, as such, DC Comics has had no right to create new Superboy works since the alleged October 17, 2004 termination by plaintiffs of Siegel’s grants of rights to the Superboy character to DC Comics’ predecessor-in-interest. This lawsuit seeks a declaration regarding the validity of the alleged termination and an injunction against future use of the Superboy character. As described in the paragraph above regarding the Superman lawsuit, on April 18, 2013, the district court entered final judgment in DC Comics’ favor in this lawsuit.

On May 14, 2010, DC Comics filed a related lawsuit in the U.S. District Court for the Central District of California against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls. The lawsuit asserts a claim for declaratory relief concerning the validity and scope of the copyright termination notice served by the Shuster heirs, which, together with the termination notices served by the Siegel heirs described above, purports to preclude DC Comics from creating new Superman and/or Superboy works for distribution and sale in the United States after October 26, 2013. The lawsuit also asserts state law-based claims, including seeking declaratory relief with respect to, inter alia, the validity of various agreements between Mr. Toberoff, his companies and the Shuster and Siegel heirs, and claims for intentional interference by Mr. Toberoff with DC Comics’ contracts and prospective economic advantage with the Shuster and Siegel heirs, for which DC Comics seeks monetary damages. On October 25, 2011, defendants’ motion to strike certain causes of action was denied. On November 2, 2011, defendants appealed the denial to the U.S. Court of Appeals for the Ninth Circuit. On July 16, 2012, DC Comics filed a motion for partial summary judgment on two of its asserted claims – the validity of the copyright termination notice served by the Shuster heirs and that the agreements referenced above interfered with DC Comics’ rights under the copyright termination provisions. On August 20, 2012, defendants also filed a motion for partial summary judgment on these two claims, as well as on DC Comics’ asserted claim concerning the scope of the copyright termination notice served by the Shuster heirs. On October 17, 2012, the district court granted DC Comics’ motion for partial summary judgment, holding that, among other things, the Shuster heirs’ termination notice is invalid, and denying defendants’ motion for partial summary judgment. On December 11, 2012, defendants filed a notice of appeal of the district court’s ruling with the U.S. Court of Appeals for the Ninth Circuit. On February 4, 2013, defendants filed a motion for summary judgment on DC Comics’ state law claims, and DC Comics cross-moved for summary judgment on these claims. On April 4, 2013, the district court granted defendants’ motion on the intentional interference claims and denied without prejudice the motions on the unfair competition-based claim pending resolution of the appeal before the U.S. Court of Appeals for the Ninth Circuit.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

For matters disclosed above for which a loss is probable or reasonably possible, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0 and $65 million at March 31, 2013. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Income Tax Uncertainties

During the three months ended March 31, 2013, the Company recorded net decreases to income tax reserves of approximately $44 million. Of the $44 million net decreases to income tax reserves, approximately $19 million impacted the Company’s effective tax rate. During the three months ended March 31, 2013, the Company recorded decreases to interest reserves related to the income tax reserves of approximately $5 million.

In the Company’s judgment, uncertainties related to certain tax matters are reasonably possible of being resolved during the next twelve months. The effect of such resolution, which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from $60 million to $700 million, most of which would decrease the Company’s effective tax rate.

As had been expected, in April 2013, the IRS Appeals Division issued a notice of deficiency with respect to a matter relating to the appropriate tax characterization of certain stock warrants received from a third party in 2002. The Company is evaluating the notice of deficiency and continues to expect that this matter will entail litigation. Should the IRS prevail in litigation, the additional tax payable by the Company would be approximately $70 million.

14.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. These transactions have been executed on terms comparable to the terms of transactions with unrelated third parties and primarily include the licensing of broadcast rights to The CW broadcast network for television product by the Film and TV Entertainment segment and the licensing of rights to carry cable television programming provided by the Networks segment. Amounts resulting from transactions with related parties consist of (millions):

	Three Months Ended March 31,
	2013	2012
Revenues	$135	$145
Expenses	(10)	(18)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other loss, net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

	Three Months Ended March 31,
	2013	2012
Cash Flows
Cash payments made for interest	$(282)	$(291)
Interest income received	13	11

Cash interest payments, net	$(269)	$(280)

Cash payments made for income taxes	$(200)	$(333)
Income tax refunds received	11	30

Cash tax payments, net	$(189)	$(303)

	Three Months Ended March 31,
	2013	2012
Interest Expense, Net
Interest income	$26	$28
Interest expense	(316)	(348)

Total interest expense, net	$(290)	$(320)

	Three Months Ended March 31,
	2013	2012
Other Loss, Net
Investment losses, net	$(17)	$(9)
Loss on equity method investees	(6)	(8)
Other	5	17

Total other loss, net	$(18)	$-

	March 31, 2013	December 31, 2012
Accounts Payable and Accrued Liabilities
Accounts payable	$690	$771
Accrued expenses	1,712	2,176
Participations payable	2,431	2,461
Programming costs payable	770	747
Accrued compensation	673	1,075
Accrued interest	343	323
Accrued income taxes	303	486

Total accounts payable and accrued liabilities	$6,922	$8,039

	March 31, 2013	December 31, 2012
Other Noncurrent Liabilities
Noncurrent tax and interest reserves	$2,451	$2,482
Participations payable	958	963
Programming costs payable	1,086	1,092
Noncurrent pension and post retirement liabilities	1,043	1,058
Deferred compensation	578	580
Other noncurrent liabilities	526	545

Total other noncurrent liabilities	$6,642	$6,720

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting for Collaborative Arrangements

The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute theatrical productions and the arrangement entered into with CBS Broadcasting, Inc. (“CBS”) and The National Collegiate Athletic Association (the “NCAA”) that provides Turner and CBS with exclusive television, Internet and wireless rights to the NCAA Division I Men’s Basketball Championship events (the “NCAA Tournament”) in the United States and its territories and possessions from 2011 through 2024.

For the Company’s collaborative arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $88 million and $77 million were recorded in Costs of revenues for the three months ended March 31, 2013 and 2012, respectively.

The aggregate programming rights fee, production costs, advertising revenues and sponsorship revenues related to the NCAA Tournament and related programming are shared equally by Turner and CBS. However, if the amount paid for the programming rights fee and production costs, in any given year, exceeds advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to specified annual amounts (the “loss cap”), ranging from approximately $90 million to $30 million. The amount incurred by the Company pursuant to the loss cap during the three months ended March 31, 2013 and 2012 was not significant.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

March 31, 2013

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

ASSETS
Current assets
Cash and equivalents	$1,567	$273	$653	$-	$2,493
Receivables, net	41	868	6,186	-	7,095
Inventories	-	410	1,577	-	1,987
Deferred income taxes	459	404	308	(712)	459
Prepaid expenses and other current assets	107	90	393	-	590

Total current assets	2,174	2,045	9,117	(712)	12,624
Noncurrent inventories and theatrical film and television production costs	-	1,837	4,500	(85)	6,252
Investments in amounts due to and from consolidated subsidiaries	47,200	20,979	12,419	(80,598)	-
Investments, including available-for-sale securities	112	444	1,364	-	1,920
Property, plant and equipment, net	327	397	3,045	-	3,769
Intangible assets subject to amortization, net	-	-	2,033	-	2,033
Intangible assets not subject to amortization	-	2,007	5,635	-	7,642
Goodwill	-	9,879	20,530	-	30,409
Other assets	321	164	1,813	-	2,298

Total assets	$50,134	$37,752	$60,456	$(81,395)	$66,947

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$835	$774	$5,422	$(109)	$6,922
Deferred revenue	-	11	927	(6)	932
Debt due within one year	-	309	7	-	316

Total current liabilities	835	1,094	6,356	(115)	8,170
Long-term debt	15,092	3,996	37	-	19,125
Due (to) from affiliates	(834)	-	834	-	-
Deferred income taxes	2,500	3,041	2,534	(5,575)	2,500
Deferred revenue	-	40	520	(42)	518
Other noncurrent liabilities	2,550	2,259	3,530	(1,697)	6,642
Equity
Due (to) from Time Warner and subsidiaries	-	(30,005)	(6,433)	36,438	-
Other shareholders’ equity	29,991	57,327	53,077	(110,404)	29,991

Total Time Warner Inc. shareholders’ equity	29,991	27,322	46,644	(73,966)	29,991
Noncontrolling interests	-	-	1	-	1

Total equity	29,991	27,322	46,645	(73,966)	29,992

Total liabilities and equity	$50,134	$37,752	$60,456	$(81,395)	$66,947

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2012

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

ASSETS
Current assets
Cash and equivalents	$1,861	$295	$685	$-	$2,841
Receivables, net	79	800	6,506	-	7,385
Inventories	-	462	1,574	-	2,036
Deferred income taxes	474	445	355	(800)	474
Prepaid expenses and other current assets	90	74	364	-	528

Total current assets	2,504	2,076	9,484	(800)	13,264
Noncurrent inventories and theatrical film and television production costs	-	1,742	5,022	(89)	6,675
Investments in amounts due to and from consolidated subsidiaries	46,649	20,947	12,256	(79,852)	-
Investments, including available-for-sale securities	109	448	1,490	-	2,047
Property, plant and equipment, net	342	414	3,186	-	3,942
Intangible assets subject to amortization, net	-	-	2,108	-	2,108
Intangible assets not subject to amortization	-	2,007	5,635	-	7,642
Goodwill	-	9,879	20,567	-	30,446
Other assets	306	180	1,559	-	2,045

Total assets	$49,910	$37,693	$61,307	$(80,741)	$68,169

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,126	$926	$6,231	$(244)	$8,039
Deferred revenue	-	13	1,009	(11)	1,011
Debt due within one year	-	742	7	-	749

Total current liabilities	1,126	1,681	7,247	(255)	9,799
Long-term debt	15,091	3,994	37	-	19,122
Due (to) from affiliates	(881)	-	881	-	-
Deferred income taxes	2,127	2,792	2,487	(5,279)	2,127
Deferred revenue	-	40	525	(42)	523
Other noncurrent liabilities	2,570	2,283	3,562	(1,695)	6,720
Equity
Due (to) from Time Warner and subsidiaries	-	(29,395)	(5,707)	35,102	-
Other shareholders’ equity	29,877	56,298	52,274	(108,572)	29,877

Total Time Warner Inc. shareholders’ equity	29,877	26,903	46,567	(73,470)	29,877
Noncontrolling interests	-	-	1	-	1

Total equity	29,877	26,903	46,568	(73,470)	29,878

Total liabilities and equity	$49,910	$37,693	$61,307	$(80,741)	$68,169

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended March 31, 2013

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$-	$1,619	$5,441	$(121)	$6,939
Costs of revenues	-	(762)	(3,085)	97	(3,750)
Selling, general and administrative	(118)	(258)	(1,266)	22	(1,620)
Amortization of intangible assets	-	-	(60)	-	(60)
Restructuring and severance costs	(2)	(11)	(67)	-	(80)
Asset impairments	(7)	-	(20)	-	(27)
Gain (loss) on operating assets, net	8	-	-	-	8

Operating income	(119)	588	943	(2)	1,410
Equity in pretax income (loss) of consolidated subsidiaries	1,434	1,024	408	(2,866)	-
Interest expense, net	(224)	(85)	16	3	(290)
Other loss, net	11	(3)	(24)	(2)	(18)

Income before income taxes	1,102	1,524	1,343	(2,867)	1,102
Income tax provision	(382)	(508)	(471)	979	(382)

Net income	720	1,016	872	(1,888)	720
Less Net loss attributable to noncontrolling interest	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$720	$1,016	$872	$(1,888)	$720

Comprehensive income	648	989	849	(1,838)	648
Less Comprehensive loss attributable to noncontrolling interest	-	-	-	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$648	$989	$849	$(1,838)	$648

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended March 31, 2012

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$-	$1,562	$5,518	$(101)	$6,979
Costs of revenues	-	(786)	(3,271)	81	(3,976)
Selling, general and administrative	(100)	(241)	(1,252)	18	(1,575)
Amortization of intangible assets	-	-	(61)	-	(61)
Restructuring and severance costs	-	(6)	(20)	-	(26)
Asset impairments	-	-	(52)	-	(52)
Gain (loss) on operating assets, net	-	-	(42)	-	(42)

Operating income	(100)	529	820	(2)	1,247
Equity in pretax income (loss) of consolidated subsidiaries	1,249	807	347	(2,403)	-
Interest expense, net	(220)	(92)	(11)	3	(320)
Other loss, net	(2)	11	(8)	(1)	-

Income before income taxes	927	1,255	1,148	(2,403)	927
Income tax provision	(346)	(422)	(386)	808	(346)

Net income	581	833	762	(1,595)	581
Less Net loss attributable to noncontrolling interests	2	2	2	(4)	2

Net income attributable to Time Warner Inc. shareholders	$583	$835	$764	$(1,599)	$583

Comprehensive income	640	866	797	(1,663)	640
Less Comprehensive loss attributable to noncontrolling interest	2	2	2	(4)	2

Comprehensive income attributable to Time Warner Inc. shareholders	$642	$868	$799	$(1,667)	$642

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Three Months Ended March 31, 2013

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$720	$1,016	$872	$(1,888)	$720
Adjustments for noncash and nonoperating items:
Depreciation and amortization	7	32	178	-	217
Amortization of film and television costs	-	622	1,176	(6)	1,792
Asset impairments	7	-	20	-	27
Loss on investments and other assets, net	(10)	1	28	-	19
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(1,434)	(1,024)	(408)	2,866	-
Equity in losses of investee companies, net of cash distributions	-	2	21	-	23
Equity-based compensation	30	27	49	-	106
Deferred income taxes	400	319	133	(452)	400
Changes in operating assets and liabilities, net of acquisitions	(278)	(623)	(1,151)	(523)	(2,575)
Intercompany	-	493	(493)	-	-

Cash provided by operations	(558)	865	425	(3)	729

INVESTING ACTIVITIES
Investments in available-for-sale securities	(1)	-	(14)	-	(15)
Investments and acquisitions, net of cash acquired	(1)	-	(61)	-	(62)
Capital expenditures	(4)	(13)	(68)	-	(85)
Investment proceeds from available-for-sale securities	8	-	25	-	33
Advances to (from) parent and consolidated subsidiaries	765	162	-	(927)	-
Other investment proceeds	15	17	104	(16)	120

Cash used by investing activities	782	166	(14)	(943)	(9)

FINANCING ACTIVITIES
Borrowings	-	-	6	-	6
Debt repayments	-	(432)	(6)	-	(438)
Proceeds from exercise of stock options	339	-	-	-	339
Excess tax benefit from equity instruments	84	-	-	-	84
Principal payments on capital leases	-	(2)	-	-	(2)
Repurchases of common stock	(672)	-	-	-	(672)
Dividends paid	(273)	-	-	-	(273)
Other financing activities	4	(10)	(121)	15	(112)
Change in due to/from parent and investment in segment	-	(609)	(322)	931	-

Cash used by financing activities	(518)	(1,053)	(443)	946	(1,068)

DECREASE IN CASH AND EQUIVALENTS	(294)	(22)	(32)	-	(348)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,861	295	685	-	2,841

CASH AND EQUIVALENTS AT END OF PERIOD	$1,567	$273	$653	$-	$2,493

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Three Months Ended March 31, 2012

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$581	$833	$762	$(1,595)	$581
Adjustments for noncash and nonoperating items:
Depreciation and amortization	6	35	174	—	215
Amortization of film and television costs	-	659	1,287	2	1,948
Asset impairments	-	-	52	—	52
Loss on investments and other assets, net	2	-	49	—	51
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(1,249)	(807)	(347)	2,403	-
Equity in losses of investee companies, net of cash distributions	1	-	14	-	15
Equity-based compensation	21	25	55	-	101
Deferred income taxes	(92)	(110)	(93)	203	(92)
Changes in operating assets and liabilities, net of acquisitions	135	(255)	(1,325)	(1,010)	(2,455)
Intercompany	-	136	(136)	-	-

Cash provided by operations	(595)	516	492	3	416

INVESTING ACTIVITIES
Investments in available-for-sale securities	(6)	(11)	-	-	(17)
Investments and acquisitions, net of cash acquired	(7)	(2)	(50)	-	(59)
Capital expenditures	(12)	(16)	(105)	-	(133)
Advances to (from) parent and consolidated subsidiaries	854	262	-	(1,116)	-
Other investment proceeds	-	8	19	(5)	22

Cash used by investing activities	829	241	(136)	(1,121)	(187)

FINANCING ACTIVITIES
Borrowings	-	-	11	-	11
Debt repayments	-	-	(13)	-	(13)
Proceeds from exercise of stock options	185	-	-	-	185
Excess tax benefit from equity instruments	34	-	-	-	34
Principal payments on capital leases	-	(3)	-	-	(3)
Repurchases of common stock	(725)	-	-	-	(725)
Dividends paid	(257)	-	-	-	(257)
Other financing activities	48	(10)	(98)	-	(60)
Change in due to/from parent and investment in segment	-	(751)	(367)	1,118	-

Cash used by financing activities	(715)	(764)	(467)	1,118	(828)

DECREASE IN CASH AND EQUIVALENTS	(481)	(7)	(111)	-	(599)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,578	164	734	-	3,476

CASH AND EQUIVALENTS AT END OF PERIOD	$2,097	$157	$623	$-	$2,877

Part II. Other Information

Item 1. Legal Proceedings.

The following information supplements and amends the disclosure set forth in Part I, Item 3. Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

Reference is made to the lawsuit filed by certain heirs of Jerome Siegel regarding the character Superman described on page 35 of the 2012 Form 10-K. On February 7, 2013, DC Comics filed a motion for summary judgment in this lawsuit and the related Superboy lawsuit on its counterclaim seeking a declaratory judgment that the plaintiffs had transferred the rights to the Superman and Superboy characters to DC Comics pursuant to the settlement agreement the parties entered into in 2001. By orders dated March 20, 2013 and April 18, 2013, the district court granted DC Comics’ motion for summary judgment in its entirety and entered final judgment in DC Comics’ favor in this lawsuit and the related Superboy lawsuit, respectively.

Reference is made to the lawsuit filed by the same Siegel heirs regarding the character Superboy described on pages 35-36 of the 2012 Form 10-K. On April 18, 2013, the district court entered final judgment in DC Comics’ favor in this lawsuit.

Reference is made to the lawsuit filed by the Company against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls described on page 36 of the 2012 Form 10-K. On February 4, 2013, defendants filed a motion for summary judgment on DC Comics’ state law claims, and DC Comics cross-moved for summary judgment on these claims. On April 4, 2013, the district court granted defendants’ motion on the intentional interference claims and denied without prejudice the motions on the unfair competition-based claim pending resolution of the appeal before the U.S. Court of Appeals for the Ninth Circuit.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2013 – January 31, 2013	3,075,948	$49.68	3,075,948	$3,847,190,500
February 1, 2013 – February 28, 2013	3,404,852	$52.70	3,404,852	$3,667,755,308
March 1, 2013 – March 31, 2013	5,846,266	$56.21	5,846,266	$3,339,152,676
Total	12,327,066	$53.61	12,327,066	$3,339,152,676

(1)	These amounts do not give effect to any fees, commissions or other costs associated with the share repurchases.
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

TIME WARNER INC.
(Registrant)

Date: May 1, 2013	/s/ John K. Martin, Jr.
	Name:	John K. Martin, Jr.
	Title:	Chief Financial & Administrative Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. †

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at March 31, 2013 and December 31, 2012, (ii) Consolidated Statement of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012, (v) Consolidated Statement of Equity for the three months ended March 31, 2013 and 2012, (vi) Notes to Consolidated Financial Statements and (vii) Supplementary Information – Condensed Consolidating Financial Statements.

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