Form 10-Q
period 2013-06-30
TIME WARNER INC.
filed 2013-08-07
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2013 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of July 30, 2013
Common Stock – $.01 par value	920,006,161

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2013. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2013 and cash flows for the six months ended June 30, 2013.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, CNN, HBO, Cinemax, Warner Bros., New Line Cinema, People, Sports Illustrated and Time. During the six months ended June 30, 2013, the Company generated Revenues of $14.374 billion (up 5% from $13.723 billion in 2012), Operating Income of $2.921 billion (up 26% from $2.310 billion in 2012), Net Income attributable to Time Warner shareholders of $1.525 billion (up 54% from $991 million in 2012) and Cash provided by operations of $1.644 billion (up 119% from $751 million in 2012). On March 6, 2013, Time Warner announced that its Board of Directors has authorized management to proceed with plans for the complete legal and structural separation of the Company’s Publishing segment from Time Warner (the “Time Separation”).

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Networks, Film and TV Entertainment and Publishing. For additional information regarding Time Warner’s segments, refer to Note 12, “Segment Information,” to the accompanying consolidated financial statements.

Networks.  Time Warner’s Networks segment consists of Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“Home Box Office”). During the six months ended June 30, 2013, the Networks segment recorded Revenues of $7.536 billion (52% of the Company’s total Revenues) and Operating Income of $2.542 billion.

Turner operates domestic and international television networks, including such recognized brands as TNT, TBS, truTV, CNN and Cartoon Network, which are among the leaders in advertising-supported television networks. The Turner networks generate revenues principally from providing programming to affiliates that have contracted to receive and distribute this programming to subscribers and from the sale of advertising. In addition, Turner provides online and mobile offerings for on-demand viewing of programs on its networks and live streaming of its networks to authenticated subscribers. Turner also manages and operates various digital media properties that primarily consist of brand-aligned websites, including CNN.com, NBA.com and related properties, NCAA.com and cartoonnetwork.com, that generate revenues principally from the sale of advertising and sponsorships.

Home Box Office operates the HBO and Cinemax domestic multi-channel premium pay television services, with the HBO service ranking as the most widely distributed domestic multi-channel premium pay television service. HBO- and Cinemax-branded premium pay and basic tier television services are distributed in more than 60 countries in Latin

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

America, Asia and Europe. HBO and Cinemax domestic premium pay television subscribers have access to the authenticated HBO GO and MAX GO streaming services, respectively, on various mobile devices and other online platforms, and an authenticated HBO GO streaming service is available to international premium pay television subscribers of HBO in a number of countries. Home Box Office generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. Additional sources of revenues for Home Box Office are the sale of its original programming, including Game of Thrones, True Blood and Boardwalk Empire, via DVDs, Blu-ray Discs and electronic sell-through (“EST”) and the licensing of original programming primarily to international television networks.

The Company expects that over the next several years domestic subscription revenues generated by basic cable networks and premium pay television services in the industry will grow, in connection with affiliate contract renewals, as a result of investments in high quality programming.

Film and TV Entertainment.  Time Warner’s Film and TV Entertainment segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute feature films, television shows and videogames. During the six months ended June 30, 2013, the Film and TV Entertainment segment recorded Revenues of $5.622 billion (37% of the Company’s total Revenues) and Operating Income of $444 million.

The Film and TV Entertainment segment’s theatrical product revenues are generated principally through rental fees from theatrical exhibition of feature films, including the following recently released films: The Great Gatsby, The Hangover Part III and Man of Steel, and subsequently through licensing fees received from the distribution of films on television networks and premium pay television services. Television product revenues are generated principally from the licensing of programs to television networks and premium pay television services. The segment also generates revenues for both its theatrical and television product through home video distribution on DVD and Blu-ray Discs and in various digital formats (e.g., EST and video-on-demand) as well as through licensing of feature films and television programming to subscription video on demand (“SVOD”) services. In addition, the segment generates revenues through the development and distribution of videogames.

Warner Bros. continues to be an industry leader in the television content business. Domestically, for the 2013-2014 season, Warner Bros. expects to produce more than 50 series, with at least three series for each of the five broadcast networks (including 2 Broke Girls, Arrow, The Bachelor, The Big Bang Theory, The Following, The Middle, Mike & Molly, Person of Interest, Revolution, Two and a Half Men, Vampire Diaries and The Voice), several original series for cable television networks (including Dallas, Longmire, Major Crimes, Pretty Little Liars and Rizzoli & Isles) and several series for first-run syndication (including The Ellen DeGeneres Show, Extra and TMZ). Warner Bros. also licenses many of these series internationally. In addition, Warner Bros. operates a group of local television production companies in the U.K. and the Netherlands that focus on developing non-scripted programs and formats that can be sold internationally and adapted for sale in the U.S. Warner Bros. also creates locally produced versions of programs owned by the studio as well as original local television programming.

The distribution and sale of physical discs (both standard definition DVDs and high definition Blu-ray Discs) is one of the largest contributors to the segment’s revenues and profits. In recent years, home video revenues have declined as a result of several factors, including consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than physical disc sales; the general economic downturn in the U.S. and many regions around the world; increasing competition for consumer discretionary time and spending; and piracy. The electronic delivery of film and television content is growing and becoming more important to the Film and TV Entertainment segment, which has helped to offset some of the decline in sales of physical discs. In 2012 and through the first half of 2013, the decline in consumer spending on physical discs moderated compared to prior years and the growth in consumer spending on electronic delivery increased.

Publishing.  Time Warner’s Publishing segment consists principally of Time Inc.’s magazine publishing business and related websites as well as book publishing and marketing businesses. During the six months ended June 30, 2013, the Publishing segment recorded Revenues of $1.570 billion (11% of the Company’s total Revenues) and Operating Income of $115 million.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

As of June 30, 2013, Time Inc. published 21 magazines in print in the U.S., including People, Sports Illustrated, InStyle and Time, and over 70 magazines outside the U.S. All of Time Inc.’s U.S. and U.K. magazines are available as digital editions on multiple digital devices and platforms. The Publishing segment generates revenues primarily from the sale of advertising, magazine subscriptions and newsstand sales. The Publishing segment is experiencing declines in its print advertising and newsstand sales as a result of market conditions in the magazine publishing industry. The Publishing segment is pursuing a number of initiatives (the “Publishing Segment Initiatives”) to help mitigate these declines, including conducting additional brand marketing; developing innovative ways to sell branded magazine content outside of traditional channels, including through websites, tablets and other mobile devices; developing integrated advertising solutions that will provide greater data insight and value to advertisers; developing a new cross-platform content management system; and improving its operating efficiency through management of its cost structure. In July 2013, a new chief executive officer of Time Inc. was announced. Management of Time Inc. is conducting a strategic review of its business and, as a result of the review and the input of the new chief executive officer, may make changes to the Publishing Segment Initiatives.

Recent Developments

Time Inc. Separation from Time Warner

On March 6, 2013, Time Warner announced that its Board of Directors has authorized management to proceed with plans for the Time Separation. The Time Separation is currently expected to be effected as a spin-off of Time Inc., a wholly owned subsidiary. In the Time Separation, Time Warner will distribute all of its Time Inc. common stock to Time Warner stockholders, and Time Inc. will become an independent publicly-traded company. The Time Separation is contingent on the satisfaction of a number of conditions, including the effectiveness of a registration statement on Form 10 that Time Inc. will file with the Securities and Exchange Commission. Time Warner expects to complete the Time Separation in early 2014.

Central European Media Enterprises Ltd.

During the second quarter of 2013, Central European Media Enterprises Ltd. (“CME”) conducted a public offering of shares of its Class A common stock in which the Company purchased approximately 28.5 million shares for approximately $78 million in cash in order to maintain a 49.9% voting interest in CME’s Class A common stock. In addition, on June 25, 2013, the Company purchased $200 million of CME’s newly-issued, non-voting Series B convertible redeemable preferred shares. The Company incurred costs of $9 million in connection with these transactions.

Prior to the second quarter of 2013, the Company accounted for its investment in CME under the cost method of accounting because CME founder and Non-Executive Chairman, Ronald S. Lauder, controlled the voting rights associated with the Company’s shares in CME pursuant to a voting agreement between the parties. During the second quarter of 2013, the voting agreement ended and the Company assumed control of the voting rights associated with its shares of Class A common stock and Series A convertible preferred stock (which is convertible into shares of Class A common stock and votes with the Class A common stock on an as-converted basis). As a result of the end of the voting agreement with Mr. Lauder, the Company began accounting for its investment in the Class A common stock and Series A convertible preferred stock of CME under the equity method of accounting. The Company accounts for its investment in the Series B convertible redeemable preferred shares of CME under the cost method of accounting. In accordance with applicable accounting guidance, the Company has recast its historical financial results to reflect the presentation of its investment in the Class A common stock and Series A convertible preferred stock of CME under the equity method of accounting for all prior periods from the date of the Company’s initial investment in CME in May 2009.

See Note 3, “Investments,” to the accompanying consolidated financial statements for more information.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results has been affected by transactions and certain other items in each period as follows (millions):

	Three Months Ended		Six Months Ended

	6/30/13	6/30/12	6/30/13	6/30/12

Asset impairments	$(3)	$(127)	$(30)	$(179)
Gain (loss) on operating assets, net	9	-	17	(42)
Other	(7)	(23)	(18)	(33)

Impact on Operating Income	(1)	(150)	(31)	(254)

Investment gains (losses), net	(16)	(15)	55	(24)
Amounts related to the separation of Time Warner Cable Inc.	1	1	6	-
Amounts related to the disposition of Warner Music Group	1	(6)	-	(6)
Items affecting comparability relating to equity method investments	(12)	-	(12)	-

Pretax impact	(27)	(170)	18	(284)
Income tax impact of above items	5	24	(17)	60

Impact of items on net income attributable to Time Warner Inc. shareholders	$(22)	$(146)	$1	$(224)

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $50 million and $130 million for the three and six months ended June 30, 2013, respectively, and $23 million and $49 million for the three and six months ended June 30, 2012, respectively. For further discussion of Restructuring and severance costs, see “Consolidated Results” and “Business Segment Results.”

Asset Impairments

During the three months ended June 30, 2013, the Company recognized miscellaneous asset impairments of $3 million at the Film and TV Entertainment segment. During the six months ended June 30, 2013, the Company recognized asset impairments of $18 million at the Networks segment consisting of $12 million related to certain Turner international intangible assets and $6 million related to programming assets resulting from Turner’s decision in the first quarter of 2013 to shut down certain of its entertainment networks in Spain, $5 million at the Film and TV Entertainment segment related to miscellaneous assets and $7 million at the Corporate segment related to certain internally developed software.

During the three and six months ended June 30, 2012, the Company recognized $127 million and $179 million, respectively, of charges at the Networks segment in connection with the shutdown of Turner’s general entertainment network, Imagine, in India and its TNT television operations in Turkey in the first half of 2012 (the “Imagine and TNT Turkey Shutdowns”) primarily related to certain receivables, including value added tax receivables, programming assets and long-lived assets, including Goodwill.

Gain (Loss) on Operating Assets, Net

For the three and six months ended June 30, 2013, the Company recognized a $9 million gain upon the Company’s acquisition of the controlling interest in HBO Nordic. For the six months ended June 30, 2013, the Company also recognized an $8 million gain at the Corporate segment on the disposal of certain corporate assets.

For the six months ended June 30, 2012, the Company recognized a $42 million loss at the Publishing segment in connection with the sale in the first quarter of 2012 of Time Inc.’s school fundraising business, QSP (the “QSP Business”).

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Other

Other reflects external costs related to mergers, acquisitions or dispositions of $7 million and $18 million for the three and six months ended June 30, 2013, respectively, and $23 million and $31 million for the three and six months ended June 30, 2012, respectively. External costs related to mergers, acquisitions or dispositions for the three and six months ended June 30, 2013 consisted of $7 million and $16 million, respectively, related to the separation of Time Inc. from Time Warner and, for the six months ended June 30, 2013, $2 million related to the shutdown of certain of Turner’s entertainment networks in Spain. External costs related to mergers, acquisitions or dispositions for the three and six months ended June 30, 2012 included $20 million and $26 million, respectively, related to the Imagine and TNT Turkey Shutdowns.

Other also reflects legal and other professional fees related to the defense of securities litigation matters for former employees totaling $2 million for the six months ended June 30, 2012.

External costs related to mergers, acquisitions or dispositions and amounts related to securities litigation and government investigations are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Investment Gains (Losses), Net

For the three months ended June 30, 2013, the Company recognized $16 million of net miscellaneous investment losses. For the six months ended June 30, 2013, the Company recognized $55 million of net miscellaneous investment gains consisting of a $65 million gain on the sale of the Company’s investment in a theater venture in Japan, which included a $10 million gain related to a foreign currency contract, and $10 million of net miscellaneous investment losses.

For the three and six months ended June 30, 2012, the Company recognized $15 million and $24 million, respectively, of net miscellaneous investment losses, including a $16 million loss on an investment in a network in Turkey recognized as part of the Imagine and TNT Turkey Shutdowns.

Amounts Related to the Separation of Time Warner Cable Inc.

The Company recognized other income of $1 million and $6 million for the three and six months ended June 30, 2013, respectively, and other income of $1 million and $0 for the three and six months ended June 30, 2012, respectively, related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by Time Warner Cable Inc. (“TWC”) employees, which has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Disposition of Warner Music Group

The Company recognized gains of $1 million and $0 for the three and six months ended June 30, 2013, respectively, and losses of $6 million for both the three and six months ended June 30, 2012 associated with the disposition of Warner Music Group (“WMG”) in 2004. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Items Affecting Comparability Relating to Equity Method Investments

For the three and six months ended June 30, 2013, the Company recognized $12 million as its share of a noncash loss on the extinguishment of debt recorded by an equity method investee. This amount has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

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

Revenues.  The components of Revenues are as follows (millions):

	Three Months Ended			Six Months Ended

	6/30/13	6/30/12	% Change	6/30/13	6/30/12	% Change
Subscription	$2,569	$2,488	3%	$5,129	$4,959	3%
Advertising	1,710	1,604	7%	3,174	3,076	3%
Content	2,921	2,433	20%	5,651	5,294	7%
Other	235	219	7%	420	394	7%

Total revenues	$7,435	$6,744	10%	$14,374	$13,723	5%

The increase in Subscription and Advertising revenues for the three and six months ended June 30, 2013 mainly reflected an increase at the Networks segment, partially offset by a decrease at the Publishing segment. The increase in Content revenues for the three and six months ended June 30, 2013 was due primarily to an increase at the Film and TV Entertainment segment.

Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  For the three months ended June 30, 2013, Costs of revenues increased to $4.221 billion from $3.865 billion for the three months ended June 30, 2012, respectively, reflecting increases at the Film and TV Entertainment and Networks segments, partially offset by a decline at the Publishing segment. For the six months ended June 30, 2013, Costs of revenues increased to $7.971 billion from $7.841 billion for the six months ended June 30, 2012, respectively, reflecting increases at the Film and TV Entertainment and Networks segments, partially offset by a decline at the Publishing segment. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses.  For the three months ended June 30, 2013, Selling, general and administrative expenses decreased slightly to $1.598 billion from $1.606 billion for the three months ended June 30, 2012 primarily related to decreases at the Networks and Publishing segments, partially offset by increases at the Film and TV Entertainment and Corporate segments. For the six months ended June 30, 2013, Selling, general and administrative expenses increased 1% to $3.218 billion from $3.181 billion for the three months ended June 30, 2012 primarily related to increases at the Film and TV Entertainment and Corporate segments, partly offset by a decline at the Publishing segment. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $157 million and $314 million for the three and six months ended June 30, 2013, respectively, and $161 million and $315 million for the three and six months ended June 30, 2012, respectively.

Amortization Expense.  Amortization expense was $61 million and $121 million for the three and six months ended June 30, 2013, respectively, and $60 million and $121 million for the three and six months ended June 30, 2012, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Restructuring and Severance Costs.  For the three and six months ended June 30, 2013 and 2012, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs by segment are as follows (millions):

	Three Months Ended		Six Months Ended

	6/30/13	6/30/12	6/30/13	6/30/12
Networks	$24	$8	$46	$22
Film and TV Entertainment	28	2	31	8
Publishing	1	12	54	18
Corporate	(3)	1	(1)	1

Total restructuring and severance costs	$50	$23	$130	$49

Operating Income.  Operating Income increased to $1.511 billion for the three months ended June 30, 2013 from $1.063 billion for the three months ended June 30, 2012. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $1 million and $150 million of expense for the three months ended June 30, 2013 and 2012, respectively, Operating Income increased $299 million, primarily reflecting increases at the Networks, Film and TV Entertainment and Publishing segments and lower intersegment eliminations.

Operating Income increased to $2.921 billion for the six months ended June 30, 2013 from $2.310 billion for the six months ended June 30, 2012. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $31 million and $254 million of expense for the six months ended June 30, 2013 and 2012, respectively, Operating Income increased $388 million, reflecting increases at the Networks and Film and TV Entertainment segments and lower intersegment eliminations.

The segment variations are discussed under “Business Segment Results.”

Interest Expense, Net.  For the three months ended June 30, 2013, Interest expense, net decreased to $299 million from $308 million for the three months ended June 30, 2012, mainly reflecting lower average interest rates. For the six months ended June 30, 2013, Interest expense, net decreased to $589 million from $628 million for the six months ended June 30, 2012, reflecting a reduction of $15 million of accrued interest related to legal contingencies and lower average interest rates.

Other Loss, Net.  Other loss, net detail is shown in the table below (millions):

	Three Months Ended		Six Months Ended

	6/30/13	6/30/12	6/30/13	6/30/12
Investment gains (losses), net	$(16)	$(15)	$55	$(24)
Amounts related to the separation of TWC	1	1	6	-
Amounts related to the disposition of WMG	1	(6)	-	(6)
Loss from equity method investees	(33)	(39)	(93)	(52)
Other	(12)	(5)	(11)	13

Other loss, net	$(59)	$(64)	$(43)	$(69)

Investment gains (losses), net and amounts related to the separation of TWC and the disposition of WMG are discussed under “Transactions and Other Items Affecting Comparability.” For the six months ended June 30, 2012, other included an adjustment to reduce a liability for deferred compensation.

Income Tax Provision.  Income tax provision increased to $382 million and $764 million for the three and six months ended June 30, 2013, respectively, from $279 million and $625 million for the three and six months ended June 30, 2012, respectively. The Company’s effective tax rate was 33% for both the three and six months ended June 30, 2013 compared to 40% and 39%, respectively, for three and six months ended June 30, 2012. The decrease in the effective tax rate for the three and six months ended June 30, 2013 was primarily due to a decrease in tax reserves as well as capital losses in the prior year periods for which no tax benefits were recognized.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Net Income.  Net income increased to $771 million for the three months ended June 30, 2013 from $412 million for the three months ended June 30, 2012. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $22 million and $146 million of expense for the three months ended June 30, 2013 and 2012, respectively, Net income increased $235 million, primarily reflecting higher Operating Income.

Net income increased to $1.525 billion for the three months ended June 30, 2013 from $988 million for the six months ended June 30, 2012. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $1 million of income and $224 million of expense for the six months ended June 30, 2013 and 2012, respectively, Net income increased $312 million, primarily reflecting higher Operating Income.

Net Loss Attributable to Noncontrolling Interests.  Net loss attributable to noncontrolling interests was $0 for both the three and six months ended June 30, 2013 and $1 million and $3 million for the three and six months ended June 30, 2012, respectively.

Net Income Attributable to Time Warner Inc. Shareholders.  Net income attributable to Time Warner Inc. shareholders was $771 million and $413 million for the three months ended June 30, 2013 and 2012, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $0.83 and $0.81, respectively, for the three months ended June 30, 2013 and were $0.43 and $0.42, respectively, for the three months ended June 30, 2012.

Net income attributable to Time Warner Inc. shareholders was $1.525 billion and $991 million for the six months ended June 30, 2013 and 2012, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $1.63 and $1.60, respectively, for the six months ended June 30, 2013 and were $1.02 and $1.01, respectively, for the six months ended June 30, 2012.

Business Segment Results

Networks.  Revenues and Operating Income of the Networks segment for the three and six months ended June 30, 2013 and 2012 are as follows (millions):

	Three Months Ended			Six Months Ended

	6/30/13	6/30/12	% Change	6/30/13	6/30/12	% Change
Revenues:
Subscription	$2,264	$2,167	4%	$4,533	$4,321	5%
Advertising	1,269	1,140	11%	2,353	2,236	5%
Content	257	244	5%	552	550	-
Other	51	47	9%	98	93	5%

Total revenues	3,841	3,598	7%	7,536	7,200	5%
Costs of revenues(a)	(1,850)	(1,763)	5%	(3,566)	(3,502)	2%
Selling, general and administrative(a)	(616)	(639)	(4%)	(1,202)	(1,206)	-
Gain on operating assets	9	-	NM	9	-	NM
Asset impairments	-	(127)	NM	(18)	(179)	(90%)
Restructuring and severance costs	(24)	(8)	200%	(46)	(22)	109%
Depreciation	(79)	(80)	(1%)	(157)	(159)	(1%)
Amortization	(7)	(7)	-	(14)	(15)	(7%)

Operating Income	$1,274	$974	31%	$2,542	$2,117	20%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The increase in Subscription revenues for the three and six months ended June 30, 2013 was primarily due to an increase in domestic subscription revenues of $90 million and $183 million, respectively, driven largely by higher domestic rates as well as an increase in international subscription revenues of $7 million and $29 million, respectively, mainly reflecting subscriber growth, which was partly offset by the unfavorable impact of foreign exchange rates.

The increase in Advertising revenues for the three and six months ended June 30, 2013 reflected domestic growth of $134 million and $146 million, respectively, mainly at Turner’s entertainment networks due to higher pricing and strong demand for sports programming, primarily the NBA and the National Collegiate Athletic Association Division I Men’s Basketball Championship tournament (the “NCAA Tournament”). The domestic growth for the six months ended June 30, 2013 was partially offset by the absence of revenues due to the Imagine and TNT Turkey Shutdowns.

The increase in Content revenues for the three months ended June 30, 2013 was due primarily to higher sales of original programming. Growth in Content revenues for the three and six months ended June 30, 2013 was negatively impacted by the absence of revenues from Turner’s TNT television operations in Turkey, which were shut down in the second quarter of 2012.

The components of Costs of revenues for the Networks segment are as follows (millions):

	Three Months Ended			Six Months Ended

	6/30/13	6/30/12	% Change	6/30/13	6/30/12	% Change
Programming costs:
Originals and sports	$1,069	$957	12%	$1,991	$1,896	5%
Acquired films and syndicated series	456	458	-	892	884	1%

Total programming costs	1,525	1,415	8%	2,883	2,780	4%
Other direct operating costs	325	348	(7%)	683	722	(5%)

Costs of revenues(a)	$1,850	$1,763	5%	$3,566	$3,502	2%

(a)	Costs of revenues exclude depreciation.

The increase in Costs of revenues for the three and six months ended June 30, 2013 primarily reflected higher originals and sports programming costs, partly offset by lower other direct operating costs primarily related to a $31 million adjustment on a receivable allowance. Originals and sports programming costs for the three and six months ended June 30, 2013 increased mainly due to higher costs for original series and for the NCAA Tournament, partly offset by lower impairments related to original programming. The increase in total programming costs for the three and six months ended June 30, 2013 was partly offset by the absence of programming costs related to the Imagine and TNT Turkey Shutdowns.

For the three and six months ended June 30, 2013, Selling, general and administrative expenses decreased due to the absence of exit and other costs related to the Imagine and TNT Turkey Shutdowns, which were $20 million and $26 million for the three and six months ended June 30, 2012, respectively. The decrease in Selling, general and administrative expenses for the six months ended June 30, 2013 was largely offset by higher marketing costs.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the three months ended June 30, 2013 included a $9 million gain that was recognized upon the Company’s acquisition of the controlling interest in HBO Nordic. The results for the six months ended June 30, 2013 included a $12 million charge related to the impairment of certain Turner international intangible assets and an $8 million charge related to Turner’s decision in the first quarter of 2013 to shut down certain of its entertainment networks in Spain. This charge consisted of a $6 million impairment related to programming assets and a $2 million charge related to exit costs. The results for the three and six months ended June 30, 2012 reflect the charges incurred in connection with the Imagine and TNT Turkey Shutdowns, including charges of $127 million and $179 million, respectively, primarily related to certain receivables, including value added tax receivables, programming assets and long-lived assets, including Goodwill, and $20 million and $26 million, respectively, of exit and other transaction costs as noted above.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the three and six months ended June 30, 2013, Restructuring and severance costs increased due largely to higher restructuring and severance costs at Turner’s international businesses.

The increase in Operating Income for the three and six months ended June 30, 2013 was due primarily to higher Revenues and lower Asset impairments, partly offset by higher Costs of revenues and higher Restructuring and severance costs.

Film and TV Entertainment.  Revenues and Operating Income of the Film and TV Entertainment segment for the three and six months ended June 30, 2013 and 2012 are as follows (millions):

	Three Months Ended			Six Months Ended

	6/30/13	6/30/12	% Change	6/30/13	6/30/12	% Change
Revenues:
Subscription	$32	$29	10%	$65	$57	14%
Advertising	18	21	(14%)	32	34	(6%)
Content	2,795	2,464	13%	5,363	5,149	4%
Other	96	100	(4%)	162	158	3%

Total revenues	2,941	2,614	13%	5,622	5,398	4%
Costs of revenues(a)	(2,177)	(1,937)	12%	(4,012)	(3,945)	2%
Selling, general and administrative(a)	(458)	(447)	2%	(943)	(913)	3%
Asset impairments	(3)	-	NM	(5)	-	NM
Restructuring and severance costs	(28)	(2)	NM	(31)	(8)	NM
Depreciation	(50)	(50)	-	(100)	(96)	4%
Amortization	(44)	(44)	-	(87)	(88)	(1%)

Operating Income	$181	$134	35%	$444	$348	28%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Content revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three and six months ended June 30, 2013 and 2012 are as follows (millions):

	Three Months Ended			Six Months Ended

	6/30/13	6/30/12	% Change	6/30/13	6/30/12	% Change
Theatrical product:
Film rentals	$629	$319	97%	$953	$733	30%
Home video and electronic delivery	470	493	(5%)	947	960	(1%)
Television licensing	441	364	21%	834	775	8%
Consumer products and other	41	26	58%	85	65	31%

Total theatrical product	1,581	1,202	32%	2,819	2,533	11%

Television product:
Television licensing	743	857	(13%)	1,662	1,824	(9%)
Home video and electronic delivery	195	155	26%	400	344	16%
Consumer products and other	55	63	(13%)	127	153	(17%)

Total television product	993	1,075	(8%)	2,189	2,321	(6%)

Other	221	187	18%	355	295	20%

Total Content revenues	$2,795	$2,464	13%	$5,363	$5,149	4%

Theatrical product revenues from film rentals increased for the three months ended June 30, 2013 reflecting higher revenues of $410 million from theatrical films released in the current quarter, partially offset by lower carryover revenues of $100 million from prior period releases. The Company released four and six theatrical films during the second quarter of 2013 and 2012, respectively. Theatrical product revenues from film rentals increased for the six months ended June 30, 2013, reflecting higher revenues of $253 million from theatrical films released in the first half of 2013, partially offset by lower carryover revenues of $33 million from prior period releases. The Company released nine and ten theatrical films during the first half of 2013 and 2012, respectively.

For the three months ended June 30, 2013, theatrical product revenues from home video and electronic delivery decreased due to lower revenues of $101 million from releases in the current quarter, partially offset by higher revenues of $78 million from prior period releases, which include catalog titles. There were five and seven home video and electronic delivery releases in the second quarter of 2013 and 2012, respectively. For the six months ended June 30, 2013, theatrical product revenues from home video and electronic delivery decreased due to lower revenues of $60 million from prior period releases, which include catalog titles, partially offset by higher revenues of $47 million from releases in the first half of 2013. There were eight and 12 home video and electronic delivery releases in the first half of 2013 and 2012, respectively.

Theatrical product revenues from television licensing increased for the three and six months ended June 30, 2013 primarily due to the timing of availabilities.

Television product revenues from licensing for the three and six months ended June 30, 2013 decreased primarily due to lower syndication revenues as the prior year periods included the initial domestic cable television network availability of The Mentalist.

The increase in television product revenues from home video and electronic delivery for the three and six months ended June 30, 2013 was primarily due to higher digital sales including SVOD and, to a lesser extent, EST.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Other content revenues increased for the three months ended June 30, 2013 primarily due to higher revenues of $58 million from videogames released in the current quarter, partially offset by lower carryover revenues of $32 million from videogames released in prior periods. Three videogames were released in the second quarter of 2013 as compared to two in the prior year quarter. Other content revenues increased for the six months ended June 30, 2013 primarily due to higher revenues of $90 million from videogames released in the first half of 2013, partially offset by lower carryover revenues of $57 million from videogames released in prior periods. In addition, other content revenues increased for the six months ended June 30, 2013 due primarily to higher publishing and consumer products revenues.

The components of Costs of revenues for the Film and TV Entertainment segment are as follows (millions):

	Three Months Ended			Six Months Ended

	6/30/13	6/30/12	% Change	6/30/13	6/30/12	% Change
Film and television production costs	$1,369	$1,215	13%	$2,594	$2,553	2%
Print and advertising costs	548	467	17%	961	943	2%
Other costs, including merchandise and related costs	260	255	2%	457	449	2%

Costs of revenues(a)	$2,177	$1,937	12%	$4,012	$3,945	2%

(a)	Costs of revenues exclude depreciation.

The increase in film and television production costs for the three and six months ended June 30, 2013 was primarily due to the mix and performance of product released. Included in film and television production costs are theatrical film valuation adjustments resulting from revisions to estimates of ultimate revenue for certain theatrical films. Theatrical film valuation adjustments for the three and six months ended June 30, 2013 were $0 and $10 million, respectively, and $8 million and $15 million for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2013, print and advertising costs increased mainly due to the timing and mix of product released.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the three and six months ended June 30, 2013 included $3 million and $5 million, respectively, of miscellaneous asset impairments.

The increase in Restructuring and severance costs for the three and six months ended June 30, 2013 was primarily related to domestic severance costs.

The increase in Operating Income for the three and six months ended June 30, 2013 was primarily due to higher revenues, partly offset by higher Costs of revenues and higher Restructuring and severance costs.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Publishing.  Revenues and Operating Income of the Publishing segment for the three and six months ended June 30, 2013 and 2012 are as follows (millions):

	Three Months Ended			Six Months Ended

	6/30/13	6/30/12	% Change	6/30/13	6/30/12	% Change
Revenues:
Subscription	$273	$292	(7%)	$531	$581	(9%)
Advertising	448	472	(5%)	837	855	(2%)
Content	21	20	5%	37	39	(5%)
Other	91	74	23%	165	156	6%

Total revenues	833	858	(3%)	1,570	1,631	(4%)
Costs of revenues(a)	(313)	(341)	(8%)	(619)	(665)	(7%)
Selling, general and administrative(a)	(365)	(375)	(3%)	(720)	(748)	(4%)
Gain (loss) on operating assets	-	-	NM	-	(42)	NM
Restructuring and severance costs	(1)	(12)	(92%)	(54)	(18)	200%
Depreciation	(20)	(24)	(17%)	(42)	(47)	(11%)
Amortization	(10)	(9)	11%	(20)	(18)	11%

Operating Income	$124	$97	28%	$115	$93	24%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

For the three and six months ended June 30, 2013, Subscription revenues decreased primarily due to lower newsstand revenues of $14 million and $32 million, respectively, and, for the six months ended June 30, 2013, also due to lower domestic subscription revenues of $18 million partly from certain weekly titles having fewer issues than in the prior year period.

For the three and six months ended June 30, 2013, Advertising revenues decreased primarily due to a decline in magazine advertising revenues. For the six months ended June 30, 2013, the transfer of the management of the SI.com and Golf.com websites to Time Inc. from Turner in the second quarter of 2012 had a positive effect on Advertising revenues of $12 million and a $9 million negative effect on Other revenues.

Both Subscription revenues and Advertising revenues for the three and six months ended June 30, 2013 were negatively impacted by market conditions in the magazine publishing industry. The Company expects soft market conditions associated with the Publishing segment’s Subscription revenues and Advertising revenues to continue in the near term.

For the three and six months ended June 30, 2013, Other revenues increased due, in part, to revenues from the 2013 Fortune Global Forum conference.

The components of Costs of revenues for the Publishing segment are as follows (millions):

	Three Months Ended			Six Months Ended

	6/30/13	6/30/12	% Change	6/30/13	6/30/12	% Change
Production costs	$182	$202	(10%)	$353	$386	(9%)
Editorial costs	101	122	(17%)	217	246	(12%)
Other	30	17	76%	49	33	48%

Costs of revenues(a)	$313	$341	(8%)	$619	$665	(7%)

(a)	Costs of revenues exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the three and six months ended June 30, 2013, Costs of revenues decreased due primarily to lower production costs, mainly reflecting lower paper prices and reduced print volume as well as lower editorial costs primarily associated with cost savings initiatives, including savings realized from a significant restructuring in the first quarter of 2013, which mainly consisted of headcount reductions (the “2013 Restructuring”). Other costs increased in part due to costs associated with the 2013 Fortune Global Forum conference.

For the three and six months ended June 30, 2013, Selling, general and administrative expenses decreased primarily due to cost savings initiatives, including savings realized from the 2013 Restructuring.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the six months ended June 30, 2012 included a $42 million loss on operating assets in connection with the sale of the QSP Business.

The Publishing segment incurred $54 million in net Restructuring and severance costs during the six months ended June 30, 2013 primarily in connection with the 2013 Restructuring.

Operating Income increased for the three and six months ended June 30, 2013 primarily due to lower expenses, partially offset by lower Revenues.

As a result of the Company’s decision to spin off Time Inc., the Company assessed Goodwill, indefinite-lived intangible assets and long-lived assets at Time Inc. for impairment as of June 30, 2013, which did not result in any impairment. As of June 30, 2013, the fair value of the Time Inc. reporting unit was approximately 10% in excess of its book value. See Note 1, “Description of Business and Basis of Presentation,” to the accompanying financial statements for more information. In the future, if market conditions are worse than the Company’s current expectations or if the Publishing Segment Initiatives are not successful in mitigating the declines in print advertising and newsstand sales, it is possible that the book values of the Time Inc. reporting unit and certain of its tradenames will exceed their respective fair values, which may result in the Company recognizing a noncash impairment that could be material.

Corporate.  Operating Loss of the Corporate segment for the three and six months ended June 30, 2013 and 2012 was as follows (millions):

	Three Months Ended			Six Months Ended

	6/30/13	6/30/12	% Change	6/30/13	6/30/12	% Change
Selling, general and administrative(a)	$(80)	$(70)	14%	$(196)	$(166)	18%
Gain on operating assets	-	-	-	8	-	NM
Asset impairments	-	-	-	(7)	-	NM
Restructuring and severance costs	3	(1)	NM	1	(1)	(200%)
Depreciation	(8)	(7)	14%	(15)	(13)	15%

Operating Loss	$(85)	$(78)	9%	$(209)	$(180)	16%

(a)	Selling, general and administrative expenses exclude depreciation.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the six months ended June 30, 2013 included a $7 million impairment of certain internally developed software and an $8 million gain on the disposal of certain corporate assets.

For the three and six months ended June 30, 2013, Operating Loss increased due primarily to higher external costs related to mergers, acquisitions or dispositions of $7 million and $16 million, respectively, related to the separation of Time Inc. from Time Warner, and, for the six months ended June 30, 2013, also due to higher compensation expenses of $16 million.

Selling, general and administrative expenses included costs related to enterprise efficiency initiatives of $12 million for both the three months ended June 30, 2013 and 2012 and $22 million for both the six months ended June 30, 2013 and 2012. The enterprise efficiency initiatives involve the centralization of certain administrative functions to generate cost savings or other benefits for the Company.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments, quarterly dividend payments and the purchase of common stock under the Company’s stock repurchase program. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at June 30, 2013 was $7.083 billion, which included $2.063 billion of Cash and equivalents.

Current Financial Condition

At June 30, 2013, Time Warner had net debt of $17.383 billion ($19.446 billion of debt less $2.063 billion of Cash and equivalents) and $29.782 billion of Shareholders’ equity, compared to net debt of $17.030 billion ($19.871 billion of debt less $2.841 billion of Cash and equivalents) and $29.796 billion of Shareholders’ equity at December 31, 2012.

The following table shows the significant items contributing to the increase in net debt from December 31, 2012 to June 30, 2013 (millions):

Balance at December 31, 2012	$17,030
Cash provided by operations	(1,644)
Capital expenditures	184
Repurchases of common stock	1,522
Dividends paid to common stockholders	544
Investments and acquisitions, net of cash acquired	442
Proceeds from the exercise of stock options	(489)
Investment and sale proceeds	(186)
All other, net	(20)

Balance at June 30, 2013	$17,383

On January 31, 2013, Time Warner’s Board of Directors authorized up to $4.0 billion of share repurchases beginning January 1, 2013, including amounts available under the Company’s prior stock repurchase program as of December 31, 2012. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2013 through August 2, 2013, the Company repurchased 32 million shares of common stock for $1.824 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Turner’s $300 million aggregate principal amount of 8.375% senior notes matured on July 1, 2013, and the Company paid such amount and the accrued interest in cash on the maturity date.

Cash Flows

Cash and equivalents decreased by $778 million for the six months ended June 30, 2013 and $1.006 billion for the six months ended June 30, 2012. Components of these changes are discussed below in more detail.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Operating Activities

Details of Cash provided by operations are as follows (millions):

	Six Months Ended June 30,

	2013	2012
Operating Income	$2,921	$2,310
Depreciation and amortization	435	436
Net interest payments(a)	(572)	(599)
Net income taxes paid(b)	(721)	(776)
All other, net, including working capital changes	(419)	(620)

Cash provided by operations	$1,644	$751

(a)	Includes cash interest received of $34 million and $16 million for the six months ended June 30, 2013 and 2012, respectively.
(b)

Includes income tax refunds received of $62 million for both the six months ended June 30, 2013 and 2012 and payments to TWC of $6 million for the six months ended June 30, 2012 pursuant to an income tax sharing arrangement.

Cash provided by operations for the six months ended June 30, 2013 increased primarily due to higher Operating Income, lower cash used by working capital and lower net income taxes paid.

Investing Activities

Details of Cash used by investing activities are as follows (millions):

	Six Months Ended June 30,

	2013	2012
Investments in available-for-sale securities	$(22)	$(24)
Investments and acquisitions, net of cash acquired:
CME	(287)	(166)
All other	(133)	(96)
Capital expenditures	(184)	(283)
Proceeds from the sale of available-for-sale securities	33	-
All other investment and sale proceeds	153	56

Cash used by investing activities	$(440)	$(513)

Cash used by investing activities for the six months ended June 30, 2013 decreased primarily due to proceeds from the sale of the Company’s investment in a theater joint venture in Japan, lower capital expenditures at all of the Company’s segments and proceeds from the sale of available-for-sale securities, partially offset by higher investments in CME.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Financing Activities

Details of Cash used by financing activities are as follows (millions):

	Six Months Ended June 30,

	2013	2012
Borrowings	$14	$1,027
Debt repayments	(446)	(672)
Proceeds from the exercise of stock options	489	235
Excess tax benefit from equity instruments	130	38
Principal payments on capital leases	(4)	(6)
Repurchases of common stock	(1,522)	(1,290)
Dividends paid	(544)	(510)
Other financing activities	(99)	(66)

Cash used by financing activities	$(1,982)	$(1,244)

Cash used by financing activities for the six months ended June 30, 2013 increased primarily due to a decrease in Borrowings and higher Repurchases of common stock, partly offset by a decrease in Debt repayments and higher Proceeds from the exercise of stock options.

During the six months ended June 30, 2013, the Company issued approximately 15 million shares of common stock and received $489 million in connection with the exercise of stock options. At June 30, 2013, all of the approximately 32 million exercisable stock options outstanding on such date had exercise prices below the closing price of the Company’s common stock on the New York Stock Exchange.

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At June 30, 2013, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $26.588 billion. Of this committed capacity, $7.083 billion was unused and $19.446 billion was outstanding as debt. At June 30, 2013, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$2,063	$-	$-	$2,063
Revolving credit facilities and commercial paper program(d)	5,000	-	-	5,000
Fixed-rate public debt	19,196	-	19,196	-
Other obligations(e)	329	59	250	20

Total	$26,588	$59	$19,446	$7,083

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 14.3 years as of June 30, 2013.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts. At June 30, 2013, the principal amounts of the Company’s public debt mature as follows: $300 million in 2013, $0 in 2014, $1.000 billion in 2015, $1.150 billion in 2016, $500 million in 2017, $600 million in 2018 and $15.781 billion thereafter. In the period after 2018, no more than $2.0 billion will mature in any given year.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium cable, basic cable, network and syndicated television exhibition. Backlog was approximately $5.8 billion and $6.0 billion at June 30, 2013 and December 31, 2012, respectively. Included in these amounts is licensing of film product from the Film and TV Entertainment segment to the Networks segment in the amount of $1.2 billion at both June 30, 2013 and December 31, 2012.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding (i) the adequacy of the Company’s liquidity to meet its needs for the foreseeable future, (ii) expected growth in domestic subscription revenues generated by basic cable networks and premium pay television services in the industry, (iii) expectations regarding the television series to be produced by Warner Bros. for the 2013-2014 season, (iv) the Time Separation, (v) the Company’s expectation that the soft market conditions affecting the magazine publishing industry will continue in the near term and (vi) the possible changes to the Publishing Segment Initiatives.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(Unaudited; millions, except share amounts)

	June 30,	December 31,

	2013	2012

ASSETS
Current assets
Cash and equivalents	$2,063	$2,841
Receivables, less allowances of $1,237 and $1,757	7,033	7,385
Inventories	2,014	2,036
Deferred income taxes	459	474
Prepaid expenses and other current assets	660	528

Total current assets	12,229	13,264

Noncurrent inventories and theatrical film and television production costs	5,891	6,675
Investments, including available-for-sale securities	2,133	1,966
Property, plant and equipment, net	3,704	3,942
Intangible assets subject to amortization, net	1,977	2,108
Intangible assets not subject to amortization	7,646	7,642
Goodwill	30,447	30,446
Other assets	2,295	2,046

Total assets	$66,322	$68,089

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,652	$8,039
Deferred revenue	885	1,011
Debt due within one year	317	749

Total current liabilities	7,854	9,799

Long-term debt	19,129	19,122
Deferred income taxes	2,546	2,127
Deferred revenue	514	523
Other noncurrent liabilities	6,496	6,721
Commitments and Contingencies (Note 13)

Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 923 million and 932 million shares outstanding	17	17
Paid-in-capital	153,796	154,577
Treasury stock, at cost (729 million and 720 million shares)	(35,723)	(35,077)
Accumulated other comprehensive loss, net	(1,101)	(989)
Accumulated deficit	(87,207)	(88,732)

Total Time Warner Inc. shareholders’ equity	29,782	29,796
Noncontrolling interests	1	1

Total equity	29,783	29,797

Total liabilities and equity	$66,322	$68,089

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited; millions, except per share amounts)

	Three Months Ended		Six Months Ended

	6/30/13	6/30/12	6/30/13	6/30/12

Revenues	$7,435	$6,744	$14,374	$13,723
Costs of revenues	(4,221)	(3,865)	(7,971)	(7,841)
Selling, general and administrative	(1,598)	(1,606)	(3,218)	(3,181)
Amortization of intangible assets	(61)	(60)	(121)	(121)
Restructuring and severance costs	(50)	(23)	(130)	(49)
Asset impairments	(3)	(127)	(30)	(179)
Gain (loss) on operating assets, net	9	-	17	(42)

Operating income	1,511	1,063	2,921	2,310
Interest expense, net	(299)	(308)	(589)	(628)
Other loss, net	(59)	(64)	(43)	(69)

Income before income taxes	1,153	691	2,289	1,613
Income tax provision	(382)	(279)	(764)	(625)

Net income	771	412	1,525	988
Less Net loss attributable to noncontrolling interests	-	1	-	3

Net income attributable to Time Warner Inc. shareholders	$771	$413	$1,525	$991

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income per common share	$0.83	$0.43	$1.63	$1.02

Average basic common shares outstanding	928.6	956.8	930.7	962.5

Diluted net income per common share	$0.81	$0.42	$1.60	$1.01

Average diluted common shares outstanding	950.8	974.2	953.6	982.1

Cash dividends declared per share of common stock	$0.2875	$0.2600	$0.5750	$0.5200

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited; millions)

	Three Months Ended		Six Months Ended

	6/30/13	6/30/12	6/30/13	6/30/12

Net income	$771	$412	$1,525	$988

Other comprehensive income (loss), net of tax:
Foreign currency translation:
Unrealized losses occurring during the period	(32)	(122)	(99)	(37)
Less Reclassification adjustment for (gains) losses realized in net income	-	10	(6)	10

Change in foreign currency translation	(32)	(112)	(105)	(27)

Unrealized losses on securities occurring during the period	(1)	(3)	-	-

Benefit obligations:
Unrealized losses occurring during the period	(22)	(1)	(19)	(8)
Less Reclassification adjustment for losses realized in net income	6	5	12	9

Change in benefit obligations	(16)	4	(7)	1

Derivative financial instruments:
Unrealized gains occurring during the period	13	28	13	16
Less Reclassification adjustment for gains realized in net income	(5)	(13)	(13)	(4)

Change in derivative financial instruments	8	15	-	12

Other comprehensive loss	(41)	(96)	(112)	(14)

Comprehensive income	730	316	1,413	974
Less Comprehensive loss attributable to noncontrolling interest	-	1	-	3

Comprehensive income attributable to Time Warner Inc. shareholders	$730	$317	$1,413	$977

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months Ended June 30,

(Unaudited; millions)

	2013	2012

OPERATIONS
Net income	$1,525	$988
Adjustments for noncash and nonoperating items:
Depreciation and amortization	435	436
Amortization of film and television costs	3,771	3,798
Asset impairments	30	179
(Gain) loss on investments and other assets, net	(64)	66
Equity in losses of investee companies, net of cash distributions	127	63
Equity-based compensation	149	147
Deferred income taxes	459	(164)
Changes in operating assets and liabilities, net of acquisitions	(4,787)	(4,754)

Cash provided by operations from continuing operations	1,645	759
Cash used by operations from discontinued operations	(1)	(8)

Cash provided by operations	1,644	751

INVESTING ACTIVITIES
Investments in available-for-sale securities	(22)	(24)
Investments and acquisitions, net of cash acquired	(420)	(262)
Capital expenditures	(184)	(283)
Investment proceeds from available-for-sale securities	33	-
Other investment proceeds	153	56

Cash used by investing activities	(440)	(513)

FINANCING ACTIVITIES
Borrowings	14	1,027
Debt repayments	(446)	(672)
Proceeds from exercise of stock options	489	235
Excess tax benefit from equity instruments	130	38
Principal payments on capital leases	(4)	(6)
Repurchases of common stock	(1,522)	(1,290)
Dividends paid	(544)	(510)
Other financing activities	(99)	(66)

Cash used by financing activities	(1,982)	(1,244)

DECREASE IN CASH AND EQUIVALENTS	(778)	(1,006)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,841	3,476

CASH AND EQUIVALENTS AT END OF PERIOD	$2,063	$2,470

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

Six Months Ended June 30,

(Unaudited; millions)

	2013			2012
	Time Warner Shareholders	Noncontrolling Interests	Total Equity	Time Warner Shareholders	Noncontrolling Interests	Total Equity

BALANCE AT BEGINNING OF PERIOD	$29,796	$1	$29,797	$29,957	$(3)	$29,954
Net income	1,525	-	1,525	991	(3)	988
Other comprehensive loss	(112)	-	(112)	(14)	-	(14)
Cash dividends	(544)	-	(544)	(510)	-	(510)
Common stock repurchases	(1,507)	-	(1,507)	(1,287)	-	(1,287)
Amounts related primarily to stock options and restricted stock units	624	-	624	265	7	272

BALANCE AT END OF PERIOD	$29,782	$1	$29,783	$29,402	$1	$29,403

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Recast of Historical Financial Results – CME Investment

During the quarter ended June 30, 2013, the Company recast its historical financial results to reflect the presentation of its investment in the Class A common stock and Series A convertible preferred stock (which is convertible into Class A common stock and votes with the Class A common stock on an as-adjusted basis) of Central European Media Enterprises Ltd. (“CME”) under the equity method of accounting for all prior periods from the date of the Company’s initial investment in CME in May 2009. For more information, see Note 3, “Investments.”

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the June 30, 2013 presentation.

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

Accounting Guidance Adopted in 2013

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

On January 1, 2013, the Company adopted guidance on a retrospective basis requiring disclosure of the line item in the Consolidated Statement of Operations affected by reclassification adjustments out of Accumulated other comprehensive loss, net. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. For more information, see Note 7, “Shareholders’ Equity.”

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

Accounting for Cumulative Translation Adjustments

On January 1, 2013, the Company early adopted guidance on a prospective basis that requires the cumulative translation adjustment (“CTA”) related to a subsidiary or group of assets within a consolidated foreign entity to be released into earnings when an entity ceases to have a controlling financial interest in that subsidiary or group of assets and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For the sale of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment will be recognized in earnings upon the sale of the investment. CTA will also be recognized in earnings in a step acquisition transaction. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Interim Impairment Testing of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets at Time Inc.

As discussed in more detail in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Policies,” to the Company’s consolidated financial statements in the 2012 Form 10-K, Goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Long-lived assets, including finite-lived intangible assets, do not require that an annual impairment test be performed. Instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. As a result of the Company’s decision to spin off Time Inc., the Company assessed Goodwill, indefinite-lived intangible assets and long-lived assets at Time Inc. for impairment as of June 30, 2013.

The June 30, 2013 impairment test did not result in an impairment of Goodwill at Time Inc. since the fair value of the Time Inc. reporting unit exceeded its carrying value by approximately 10%. Had the fair value of the Time Inc. reporting unit been less than its carrying value, the Company would have been required to perform the second step of the impairment review process to determine the ultimate amount of the impairment loss to record. The significant assumptions utilized in the impairment test included a discount rate of 11.5% and a terminal growth rate of 2.5%.

Additionally, the impairment test did not result in any impairments of indefinite-lived intangible assets at Time Inc. since the estimated fair value of such assets exceeded their respective carrying values. To illustrate the magnitude of potential impairment relative to future changes in estimated fair values, had the fair values of certain tradenames at Time Inc. with an aggregate carrying value of $539 million been hypothetically lower by 10% as of June 30, 2013, the aggregate carrying values of certain of those tradenames would have exceeded fair values by $34 million. The significant assumptions utilized in the impairment tests of indefinite-lived intangible assets included a discount rate of 12.0% and a terminal growth rate of 2.5%.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The impairment test for long-lived assets, including finite-lived intangible assets, was based on estimates of undiscounted future cash flows based on the use of the assets for their remaining useful life assuming the disposition transaction (i.e., the spin-off of the Publishing segment) does not occur. The impairment test did not result in any impairments of long-lived assets. In addition, in conducting its impairment test, the Company considered trading multiples of comparable publicly-traded companies. For more information regarding the separation of Time Inc. from Time Warner, see Note 2, “Business Dispositions.”

2.	BUSINESS DISPOSITIONS

Time Inc. Separation from Time Warner

On March 6, 2013, Time Warner announced that its Board of Directors has authorized management to proceed with plans for the complete legal and structural separation of the Company’s Publishing segment from Time Warner (the “Time Separation”). The Time Separation is currently expected to be effected as a spin-off of Time Inc., a wholly owned subsidiary. In the Time Separation, Time Warner will distribute all of its Time Inc. common stock to Time Warner stockholders, and Time Inc. will become an independent publicly-traded company. The Time Separation is contingent on the satisfaction of a number of conditions, including the effectiveness of a registration statement on Form 10 that Time Inc. will file with the Securities and Exchange Commission. Time Warner expects to complete the Time Separation in early 2014.

3.	INVESTMENTS

CME

CME is a publicly-traded broadcasting company operating leading networks in six Central and Eastern European countries. During the second quarter of 2013, CME conducted a public offering of shares of its Class A common stock in which the Company purchased approximately 28.5 million shares for approximately $78 million in cash. As of June 30, 2013, the Company owned 61.4 million shares of CME’s Class A common stock and 1 share of Series A convertible preferred stock, which is convertible into 11.2 million shares of CME’s Class A common stock and votes with the Class A common stock on an as-converted basis. The combination of these holdings provide the Company with a 49.9% voting interest in CME’s common stock.

Since the Company’s initial investment in CME in May 2009, CME founder and Non-Executive Chairman Ronald S. Lauder had controlled the voting rights associated with the Company’s shares in CME pursuant to a voting agreement between the parties. During the second quarter of 2013, the voting agreement ended and the Company assumed control of the voting rights associated with its shares of Class A common stock and Series A convertible preferred stock. Prior to the second quarter of 2013, the Company accounted for its investment in CME under the cost method of accounting. However, as a result of the end of the voting agreement with Mr. Lauder, the Company began accounting for its investment in the Class A common stock and Series A convertible preferred stock of CME under the equity method of accounting. In accordance with applicable accounting guidance, the Company has recast its historical financial results to reflect the presentation of its investment in the Class A common stock and Series A convertible preferred stock of CME under the equity method of accounting for all prior periods from the date of the Company’s initial investment in CME in May 2009. The recast resulted in an increase in net income of $34 million for the three months ended March 31, 2013 and a decrease in net income of $5 million, $17 million, $16 million and $56 million for the three months ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012, respectively.

In addition, on June 25, 2013, the Company purchased $200 million of CME’s newly-issued, non-voting Series B convertible redeemable preferred shares. The Series B convertible redeemable preferred shares will accrete in value through the third anniversary of closing at an annual rate of 7.5% compounded quarterly and from the third anniversary to the fifth anniversary of closing at an annual rate of 3.75% compounded quarterly. Thereafter, the Series B convertible redeemable preferred shares will no longer accrete in value. CME has the right from the third anniversary to pay a cash dividend to the Company in lieu of further accretion. Each Series B convertible redeemable preferred share may be converted into shares of

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Class A common stock at the Company’s option at any time after the third anniversary of the closing. The number of shares of Class A common stock received upon conversion would be determined by dividing the accreted value of the Series B convertible redeemable preferred shares (including any accrued but unpaid dividends) by the conversion price of $3.1625. The Series B convertible redeemable preferred shares will also be redeemable at the option of CME at any time after the third anniversary of the closing; however, upon notice from CME of a proposed redemption, the Company may elect to receive cash or shares of Class A common stock. The Company accounts for its investment in the Series B convertible redeemable preferred shares of CME under the cost method of accounting.

4.	FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, respectively (millions):

	June 30, 2013				December 31, 2012

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities(a)	$243	$5	$-	$248	$258	$5	$-	$263
Available-for-sale securities:
Equity securities	31	-	-	31	18	-	-	18
Debt securities	-	38	-	38	-	99	-	99
Derivatives:
Foreign exchange contracts	-	17	-	17	-	9	-	9
Other	5	-	9	14	4	-	13	17
Liabilities:
Derivatives:
Foreign exchange contracts	-	(7)	-	(7)	-	(31)	-	(31)
Other	-	-	(20)	(20)	-	-	(6)	(6)

Total	$279	$53	$(11)	$321	$280	$82	$7	$369

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements. During the second quarter of 2013, approximately $13 million of certain available-for-sale debt securities classified within Level 2 were transferred into available-for-sale equity securities and classified within Level 1 due to the initial public offering of the investee. As of June 30, 2013 and 2012, assets and liabilities valued using significant unobservable inputs (Level 3) primarily consist of an asset related to equity instruments held by employees of a former subsidiary of the Company, liabilities for contingent consideration and options to redeem securities.

The following table reconciles the beginning and ending balances of net derivative assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the six months ended June 30, 2013 and 2012, respectively, on such assets and liabilities that were included in the Consolidated Balance Sheet as of June 30, 2013 and 2012, respectively (millions):

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2013	June 30, 2012

Balance as of the beginning of the period	$7	$3
Total gains (losses), net:
Included in other loss, net	(4)	-
Included in other comprehensive loss	-	1
Settlements	(10)	(2)
Issuances	(4)	-
Transfers in and/or out of Level 3	-	-

Balance as of the end of the period	$(11)	$2

Net loss for the period included in net income related to assets and liabilities still held as of the end of the period	$(4)	$-

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at June 30, 2013, the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.879 billion and, based on interest rates prevailing at December 31, 2012, the fair value of Time Warner’s debt exceeded its carrying value by approximately $4.622 billion. The fair value of Time Warner’s debt was considered a Level 2 measurement as it was based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of the financial instruments or because the financial instruments are of a longer-term nature and are recorded on a discounted basis. For the remainder of the Company’s other financial instruments, differences between the carrying value and fair value were not significant at June 30, 2013. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

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

In determining the fair value of its theatrical films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular theatrical film. The fair value of any theatrical film and television production that management plans to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement. The following table presents certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, that were written down to fair value (millions):

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Carrying value before write down	Carrying value after write down

Fair value measurements made during the three months ended June 30,:
2013	$-	$-
2012	87	63

Fair value measurements made during the six months ended June 30,:
2013	$35	$4
2012	174	102

5.	INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	June 30, 2013	December 31, 2012
Inventories:
Programming costs, less amortization	$3,624	$3,817
DVDs, Blu-ray Discs, books, paper and other merchandise	345	326

Total inventories	3,969	4,143
Less: current portion of inventory	(2,014)	(2,036)

Total noncurrent inventories	1,955	2,107

Theatrical film production costs:(a)
Released, less amortization	547	597
Completed and not released	205	174
In production	1,288	1,770
Development and pre-production	84	106

Television production costs:(a)
Released, less amortization	1,114	1,034
Completed and not released	210	396
In production	476	487
Development and pre-production	12	4

Total theatrical film and television production costs	3,936	4,568

Total noncurrent inventories and theatrical film and television production costs	$5,891	$6,675

(a)

Does not include $1.035 billion and $1.107 billion of acquired film library intangible assets as of June 30, 2013 and December 31, 2012, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

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

Gains and losses from hedging activities recognized in the Consolidated Statement of Operations, including hedge ineffectiveness, were not material for the three and six months ended June 30, 2013 and 2012. In addition, such gains and losses were largely offset by corresponding economic gains or losses from the respective transactions that were hedged.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions and has entered into collateral agreements with certain of these counterparties to further protect the Company in the event of deterioration of the credit quality of such counterparties on outstanding transactions. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. The Company offsets the fair values of the foreign exchange derivatives contracts executed with the same counterparty and classifies that amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at June 30, 2013 and December 31, 2012 (millions):

	June 30, 2013(a)	December 31, 2012(b)
Prepaid expenses and other current assets	$17	$9
Accounts payable and accrued liabilities	(7)	(31)

(a)

Includes $81 million ($50 million of qualifying hedges and $31 million of economic hedges) and $71 million ($52 million of qualifying hedges and $19 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

(b)

Includes $79 million ($69 million of qualifying hedges and $10 million of economic hedges) and $101 million ($81 million of qualifying hedges and $20 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

At June 30, 2013 and December 31, 2012, $18 million and $19 million of gains, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net are deferred net gains of $11 million and $8 million at June 30, 2013 and December 31, 2012, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

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

From January 1, 2013 through June 30, 2013, the Company repurchased approximately 27 million shares of common stock for approximately $1.507 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of June 30, 2013, $2.493 billion was remaining under the stock repurchase program.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary sets forth the activity within Other comprehensive income (loss) (millions):

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized losses on foreign currency translation	$(44)	$12	$(32)	$(127)	$28	$(99)
Reclassification adjustment for gains on foreign currency translation realized in net income(a)	-	-	-	(9)	3	(6)
Unrealized losses on securities	(1)	-	(1)	-	-	-
Unrealized losses on benefit obligation	(35)	13	(22)	(18)	(1)	(19)
Reclassification adjustment for losses on benefit obligation realized in net income(b)	9	(3)	6	18	(6)	12
Unrealized gains on derivative financial instruments	21	(8)	13	21	(8)	13
Reclassification adjustment for gains on derivative financial instruments realized in net income(c)	(8)	3	(5)	(21)	8	(13)

Other comprehensive loss	$(58)	$17	$(41)	$(136)	$24	$(112)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized losses on foreign currency translation	$(134)	$12	$(122)	$(40)	$3	$(37)
Reclassification adjustment for losses on foreign currency translation realized in net income(a)	10	-	10	10	-	10
Unrealized losses on securities	(6)	3	(3)	(1)	1	-
Unrealized losses on benefit obligation	(2)	1	(1)	(13)	5	(8)
Reclassification adjustment for losses on benefit obligation realized in net income(b)	7	(2)	5	14	(5)	9
Unrealized gains on derivative financial instruments	43	(15)	28	26	(10)	16
Reclassification adjustment for gains on derivative financial instruments realized in net income(c)	(20)	7	(13)	(6)	2	(4)

Other comprehensive loss	$(102)	$6	$(96)	$(10)	$(4)	$(14)

(a)	Pretax (gains) losses included in Other loss, net.
(b)	Pretax (gains) losses included in Selling, general, and administrative expenses.
(c)	Pretax (gains) losses included in Selling, general and administrative expenses, Costs of revenues and Other loss, net are as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/13	6/30/12	6/30/13	6/30/12
Selling, general and administrative expenses	$-	$(4)	$(1)	$(7)
Costs of revenues	(8)	(16)	(17)	1
Other loss, net	-	-	(3)	-

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	NET INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Three Months Ended		Six Months Ended
	6/30/13	6/30/12	6/30/13	6/30/12

Net income attributable to Time Warner Inc. shareholders	$771	$413	$1,525	$991
Net income allocated to participating securities	(4)	(4)	(8)	(9)

Net income attributable to Time Warner Inc. common shareholders — basic	$767	$409	$1,517	$982

Average number of common shares outstanding — basic	928.6	956.8	930.7	962.5
Dilutive effect of equity awards	22.2	17.4	22.9	19.6

Average number of common shares outstanding — diluted	950.8	974.2	953.6	982.1

Net income per common share attributable to Time Warner Inc. common shareholders:
Basic	$0.83	$0.43	$1.63	$1.02
Diluted	$0.81	$0.42	$1.60	$1.01

Diluted net income per common share for the three and six months ended June 30, 2013 and 2012 excludes the common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect as set forth below (millions):

	Three Months Ended		Six Months Ended
	6/30/13	6/30/12	6/30/13	6/30/12
Antidilutive common shares	-	53	1	44

9.	EQUITY-BASED COMPENSATION

The table below summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per option:

	Six Months Ended June 30,
	2013	2012

Expected volatility	29.7%	31.2%
Expected term to exercise from grant date	6.31 years	6.50 years
Risk-free rate	1.2%	1.3%
Expected dividend yield	2.1%	2.8%
Weighted average grant date fair value per option	$12.79	$8.68

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the weighted average grant date fair value of restricted stock units (“RSUs”) and target performance stock units (“PSUs”):

	Six Months Ended June 30,
	2013	2012

RSUs	$53.62	$37.42
PSUs	57.04	39.51

The following table sets forth the number of stock options, RSUs and PSUs granted (millions):

	Six Months Ended June 30,
	2013	2012

Stock options	1.3	4.7
RSUs	3.2	5.3
PSUs	0.2	0.2

Compensation expense recognized for equity-based awards is as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/13	6/30/12	6/30/13	6/30/12

RSUs and PSUs	$38	$38	$125	$113
Stock options	5	8	24	34

Total impact on operating income	$43	$46	$149	$147

Tax benefit recognized	$13	$16	$51	$52

Total unrecognized compensation cost related to unvested RSUs and target PSUs as of June 30, 2013, without taking into account expected forfeitures, is $269 million and is expected to be recognized over a weighted-average period between one and two years.

Total unrecognized compensation cost related to unvested stock options as of June 30, 2013, without taking into account expected forfeitures, is $40 million and is expected to be recognized over a weighted-average period between one and two years.

10.	BENEFIT PLANS

A summary of the components of the net periodic benefit costs recognized for substantially all of Time Warner’s defined benefit pension plans for the three and six months ended June 30, 2013 and 2012 is as follows (millions):

Components of Net Periodic Benefit Costs

	Three Months Ended		Six Months Ended
	6/30/13	6/30/12	6/30/13	6/30/12

Service cost	$1	$-	$2	$1
Interest cost	42	45	85	89
Expected return on plan assets	(49)	(47)	(99)	(94)
Amortization of net loss	9	7	18	14

Net periodic benefit costs	$3	$5	$6	$10

Contributions	$12	$29	$19	$35

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance costs expensed as incurred by segment for the three and six months ended June 30, 2013 and 2012 are as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/13	6/30/12	6/30/13	6/30/12

Networks	$24	$8	$46	$22
Film and TV Entertainment	28	2	31	8
Publishing	1	12	54	18
Corporate	(3)	1	(1)	1

Total restructuring and severance costs	$50	$23	$130	$49

	Three Months Ended		Six Months Ended
	6/30/13	6/30/12	6/30/13	6/30/12

2013 activity	$51	$-	$130	$-
2012 and prior activity	(1)	23	-	49

Total restructuring and severance costs	$50	$23	$130	$49

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total

Remaining liability as of December 31, 2012	$118	$48	$166
Net accruals	130	-	130
Noncash reductions(a)	(3)	-	(3)
Cash paid	(88)	(7)	(95)

Remaining liability as of June 30, 2013	$157	$41	$198

(a)	Noncash reductions relate to the settlement of certain employee-related liabilities with equity instruments.

As of June 30, 2013, of the remaining liability of $198 million, $124 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $74 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2020.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information as to the Revenues, intersegment revenues, Operating Income (Loss) and Assets of Time Warner in each of its reportable segments is set forth below (millions):

	Three Months Ended		Six Months Ended
	6/30/13	6/30/12	6/30/13	6/30/12
Revenues
Networks	$3,841	$3,598	$7,536	$7,200
Film and TV Entertainment	2,941	2,614	5,622	5,398
Publishing	833	858	1,570	1,631
Intersegment eliminations	(180)	(326)	(354)	(506)

Total revenues	$7,435	$6,744	$14,374	$13,723

	Three Months Ended		Six Months Ended
	6/30/13	6/30/12	6/30/13	6/30/12
Intersegment Revenues
Networks	$27	$28	$49	$55
Film and TV Entertainment	150	294	298	434
Publishing	3	4	7	17

Total intersegment revenues	$180	$326	$354	$506

	Three Months Ended		Six Months Ended
	6/30/13	6/30/12	6/30/13	6/30/12
Operating Income (Loss)
Networks	$1,274	$974	$2,542	$2,117
Film and TV Entertainment	181	134	444	348
Publishing	124	97	115	93
Corporate	(85)	(78)	(209)	(180)
Intersegment eliminations	17	(64)	29	(68)

Total operating income (loss)	$1,511	$1,063	$2,921	$2,310

	June 30, 2013	December 31, 2012
Assets
Networks	$38,855	$38,868
Film and TV Entertainment	18,764	19,853
Publishing	5,723	5,850
Corporate	2,980	3,518

Total assets	$66,322	$68,089

13.	COMMITMENTS AND CONTINGENCIES

Commitments

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of Time Warner Cable Inc. (“TWC”) in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including: annual payments made at the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $966 million (for a net present value of $414 million). To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at June 30, 2013. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

Contingencies

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.

On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics, and the Company has filed counterclaims. On March 26, 2008, the court entered an order of summary judgment finding, among other things, that plaintiffs’ notices of termination were valid and that plaintiffs had thereby recaptured, as of April 16, 1999, their rights to a one-half interest in the Superman story material, as first published, but that the accounting for profits would not include profits attributable to foreign exploitation, republication of pre-termination works and trademark exploitation. On January 10, 2013, the U.S. Court of Appeals for the Ninth Circuit reversed the district court’s decision to grant summary judgment in plaintiffs’ favor, holding that the parties reached a binding settlement agreement in 2001, and directed the district court to reconsider its ruling on DC Comics’ counterclaims challenging the validity of the plaintiffs’ termination notices. On February 7, 2013, DC Comics filed a motion for summary judgment in this lawsuit and the related Superboy lawsuit on its counterclaim seeking a declaratory judgment that the plaintiffs had transferred the rights to the Superman and Superboy characters to DC Comics pursuant to the settlement agreement entered into in 2001. By orders dated March 20, 2013, April 18, 2013, and June 18, 2013 the district court, among other things, granted DC Comics’ motion for summary judgment and entered final judgment in this lawsuit and the related Superboy lawsuit, described below, in DC Comics’ favor, ruling that the plaintiffs had transferred any and all rights in the Superman and Superboy properties to DC Comics in 2001 pursuant to a binding settlement agreement. On July 16, 2013, the plaintiffs filed a notice of appeal from the final judgment to the U.S. Court of Appeals for the Ninth Circuit.

On October 22, 2004, the same Siegel heirs filed a related lawsuit against the same defendants, as well as Warner Communications Inc. and Warner Bros. Television Production Inc., in the U.S. District Court for the Central District of California. Plaintiffs claim that Siegel was the sole creator of the character Superboy and, as such, DC Comics has had no right to create new Superboy works since the alleged October 17, 2004 termination by plaintiffs of Siegel’s grants of rights to the Superboy character to DC Comics’ predecessor-in-interest. This lawsuit seeks a declaration regarding the validity of the alleged termination and an injunction against future use of the Superboy character. As described in the paragraph above regarding the Superman lawsuit, by orders dated April 18, 2013 and June 18, 2013, the district court, among other things, entered final judgment in DC Comics’ favor, ruling that the plaintiffs had transferred any and all rights in the Superman and Superboy properties to DC Comics in 2001 pursuant to a binding settlement agreement. On July 16, 2013, the plaintiffs filed a notice of appeal from the final judgment to the U.S. Court of Appeals for the Ninth Circuit.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In April 2013, the Internal Revenue Service (the “IRS”) Appeals Division issued a notice of deficiency to the Company relating to the appropriate tax characterization of stock warrants received from a third party in 2002. On May 6, 2013, the Company filed a petition with the United States Tax Court seeking a redetermination of the deficiency set forth in the notice. The Company’s petition asserts that the IRS erred in determining that the stock warrants were taxable upon exercise (in 2004) rather than at the date of grant based on, among other things, a misapplication of Section 83 of the Internal Revenue Code. Should the IRS prevail in this litigation, the additional tax payable by the Company would be approximately $70 million.

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

For matters disclosed above for which a loss is probable or reasonably possible, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0 and $65 million at June 30, 2013. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Income Tax Uncertainties

During the six months ended June 30, 2013, the Company recorded net decreases to income tax reserves of approximately $72 million, of which approximately $38 million impacted the Company’s effective tax rate. During the six months ended June 30, 2013, the Company recorded decreases to interest reserves related to the income tax reserves of approximately $12 million.

In the Company’s judgment, uncertainties related to certain tax matters are reasonably possible of being resolved during the next twelve months. The effect of such resolution, which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from $20 million to $650 million, most of which would decrease the Company’s effective tax rate.

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

	Three Months Ended		Six Months Ended
	6/30/13	6/30/12	6/30/13	6/30/12

Revenues	$119	$125	$264	$278
Expenses	(11)	(21)	(21)	(39)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other loss, net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

	Six Months Ended June 30,
	2013	2012
Cash Flows
Cash payments made for interest	$(606)	$(615)
Interest income received	34	16

Cash interest payments, net	$(572)	$(599)

Cash payments made for income taxes	$(783)	$(832)
Income tax refunds received	62	62
TWC tax sharing payments, net(a)	-	(6)

Cash tax payments, net	$(721)	$(776)

(a)	Represents net amounts paid to TWC in accordance with tax sharing agreements with TWC.

	Three Months Ended		Six Months Ended
	6/30/13	6/30/12	6/30/13	6/30/12
Interest Expense, Net
Interest income	$25	$25	$51	$53
Interest expense	(324)	(333)	(640)	(681)

Total interest expense, net	$(299)	$(308)	$(589)	$(628)

	Three Months Ended		Six Months Ended
	6/30/13	6/30/12	6/30/13	6/30/12
Other Loss, Net
Investment gains (losses), net	$(16)	$(15)	$55	$(24)
Loss on equity method investees	(33)	(39)	(93)	(52)
Other	(10)	(10)	(5)	7

Total other loss, net	$(59)	$(64)	$(43)	$(69)

	June 30, 2013	December 31, 2012
Accounts Payable and Accrued Liabilities
Accounts payable	$661	$771
Accrued expenses	1,580	2,176
Participations payable	2,323	2,461
Programming costs payable	812	747
Accrued compensation	776	1,075
Accrued interest	319	323
Accrued income taxes	181	486

Total accounts payable and accrued liabilities	$6,652	$8,039

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2013	December 31, 2012
Other Noncurrent Liabilities
Noncurrent tax and interest reserves	$2,416	$2,482
Participations payable	993	963
Programming costs payable	979	1,092
Noncurrent pension and post retirement liabilities	1,061	1,058
Deferred compensation	526	580
Other noncurrent liabilities	521	546

Total other noncurrent liabilities	$6,496	$6,721

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

For the Company’s collaborative arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $155 million and $93 million were recorded in Costs of revenues for the three months ended June 30, 2013 and 2012, respectively, and $243 million and $170 million were recorded in Costs of revenues for the six months ended June 30, 2013 and 2012, respectively.

The aggregate programming rights fee, production costs, advertising revenues and sponsorship revenues related to the NCAA Tournament and related programming are shared equally by Turner and CBS. However, if the amount paid for the programming rights fee and production costs, in any given year, exceeds advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to specified annual amounts (the “loss cap”), ranging from approximately $90 million to $30 million. The amount incurred by the Company pursuant to the loss cap during the three and six months ended June 30, 2013 and 2012 was not significant.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

June 30, 2013

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

ASSETS
Current assets
Cash and equivalents	$1,283	$87	$693	$-	$2,063
Receivables, net	5	870	6,158	-	7,033
Inventories	-	408	1,606	-	2,014
Deferred income taxes	459	404	308	(712)	459
Prepaid expenses and other current assets	184	83	393	-	660

Total current assets	1,931	1,852	9,158	(712)	12,229
Noncurrent inventories and theatrical film and television production costs	-	1,890	4,082	(81)	5,891
Investments in amounts due to and from consolidated subsidiaries	47,005	20,312	12,488	(79,805)	-
Investments, including available-for-sale securities	111	436	1,586	-	2,133
Property, plant and equipment, net	325	383	2,996	-	3,704
Intangible assets subject to amortization, net	-	-	1,977	-	1,977
Intangible assets not subject to amortization	-	2,007	5,639	-	7,646
Goodwill	-	9,879	20,568	-	30,447
Other assets	324	187	1,784	-	2,295

Total assets	$49,696	$36,946	$60,278	$(80,598)	$66,322

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$588	$713	$5,362	$(11)	$6,652
Deferred revenue	-	13	873	(1)	885
Debt due within one year	-	309	8	-	317

Total current liabilities	588	1,035	6,243	(12)	7,854
Long-term debt	15,093	3,997	39	-	19,129
Due (to) from affiliates	(836)	-	836	-	-
Deferred income taxes	2,546	3,054	2,543	(5,597)	2,546
Deferred revenue	-	40	515	(41)	514
Other noncurrent liabilities	2,523	2,249	3,398	(1,674)	6,496
Equity
Due (to) from Time Warner and subsidiaries	-	(31,720)	(7,448)	39,168	-
Other shareholders’ equity	29,782	58,291	54,151	(112,442)	29,782

Total Time Warner Inc. shareholders’ equity	29,782	26,571	46,703	(73,274)	29,782
Noncontrolling interests	-	-	1	-	1

Total equity	29,782	26,571	46,704	(73,274)	29,783

Total liabilities and equity	$49,696	$36,946	$60,278	$(80,598)	$66,322

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2012

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

ASSETS
Current assets
Cash and equivalents	$1,861	$295	$685	$-	$2,841
Receivables, net	79	800	6,506	-	7,385
Inventories	-	462	1,574	-	2,036
Deferred income taxes	474	445	355	(800)	474
Prepaid expenses and other current assets	90	74	364	-	528

Total current assets	2,504	2,076	9,484	(800)	13,264
Noncurrent inventories and theatrical film and television production costs	-	1,742	5,022	(89)	6,675
Investments in amounts due to and from consolidated subsidiaries	46,568	20,947	12,256	(79,771)	-
Investments, including available-for-sale securities	109	448	1,409	-	1,966
Property, plant and equipment, net	342	414	3,186	-	3,942
Intangible assets subject to amortization, net	-	-	2,108	-	2,108
Intangible assets not subject to amortization	-	2,007	5,635	-	7,642
Goodwill	-	9,879	20,567	-	30,446
Other assets	306	180	1,560	-	2,046

Total assets	$49,829	$37,693	$61,227	$(80,660)	$68,089

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,126	$926	$6,231	$(244)	$8,039
Deferred revenue	-	13	1,009	(11)	1,011
Debt due within one year	-	742	7	-	749

Total current liabilities	1,126	1,681	7,247	(255)	9,799
Long-term debt	15,091	3,994	37	-	19,122
Due (to) from affiliates	(881)	-	881	-	-
Deferred income taxes	2,127	2,792	2,487	(5,279)	2,127
Deferred revenue	-	40	525	(42)	523
Other noncurrent liabilities	2,570	2,283	3,563	(1,695)	6,721
Equity
Due (to) from Time Warner and subsidiaries	-	(29,395)	(5,707)	35,102	-
Other shareholders’ equity	29,796	56,298	52,193	(108,491)	29,796

Total Time Warner Inc. shareholders’ equity	29,796	26,903	46,486	(73,389)	29,796
Noncontrolling interests	-	-	1	-	1

Total equity	29,796	26,903	46,487	(73,389)	29,797

Total liabilities and equity	$49,829	$37,693	$61,227	$(80,660)	$68,089

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended June 30, 2013

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$1,593	$6,016	$(174)	$7,435
Costs of revenues	-	(710)	(3,655)	144	(4,221)
Selling, general and administrative	(82)	(238)	(1,305)	27	(1,598)
Amortization of intangible assets	-	-	(61)	-	(61)
Restructuring and severance costs	-	(7)	(43)	-	(50)
Asset impairments	-	-	(3)	-	(3)
Gain (loss) on operating assets, net	-	-	9	-	9

Operating income	(82)	638	958	(3)	1,511
Equity in pretax income (loss) of consolidated subsidiaries	1,470	940	443	(2,853)	-
Interest expense, net	(217)	(84)	-	2	(299)
Other loss, net	(18)	4	(47)	2	(59)

Income before income taxes	1,153	1,498	1,354	(2,852)	1,153
Income tax provision	(382)	(508)	(468)	976	(382)

Net income	771	990	886	(1,876)	771
Less Net loss attributable to noncontrolling interest	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$771	$990	$886	$(1,876)	$771

Comprehensive income	730	945	859	(1,804)	730
Less Comprehensive loss attributable to noncontrolling interest	-	-	-	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$730	$945	$859	$(1,804)	$730

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended June 30, 2012

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$1,508	$5,401	$(165)	$6,744
Costs of revenues	-	(690)	(3,308)	133	(3,865)
Selling, general and administrative	(73)	(232)	(1,330)	29	(1,606)
Amortization of intangible assets	-	-	(60)	-	(60)
Restructuring and severance costs	(1)	(6)	(16)	-	(23)
Asset impairments	-	-	(127)	-	(127)

Operating income	(74)	580	560	(3)	1,063
Equity in pretax income (loss) of consolidated subsidiaries	985	502	375	(1,862)	-
Interest expense, net	(220)	(93)	3	2	(308)
Other loss, net	-	8	(73)	1	(64)

Income before income taxes	691	997	865	(1,862)	691
Income tax provision	(279)	(354)	(316)	670	(279)

Net income	412	643	549	(1,192)	412
Less Net loss attributable to noncontrolling interest	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$413	$644	$550	$(1,194)	$413

Comprehensive income	316	597	460	(1,057)	316
Less Comprehensive loss attributable to noncontrolling interest	1	1	1	(2)	1

Comprehensive income attributable to Time Warner Inc. shareholders	$317	$598	$461	$(1,059)	$317

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Six Months Ended June 30, 2013

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$3,212	$11,457	$(295)	$14,374
Costs of revenues	-	(1,472)	(6,740)	241	(7,971)
Selling, general and administrative	(200)	(496)	(2,571)	49	(3,218)
Amortization of intangible assets	-	-	(121)	-	(121)
Restructuring and severance costs	(2)	(18)	(110)	-	(130)
Asset impairments	(7)	-	(23)	-	(30)
Gain (loss) on operating assets, net	8	-	9	-	17

Operating income	(201)	1,226	1,901	(5)	2,921
Equity in pretax income (loss) of consolidated subsidiaries	2,938	1,964	851	(5,753)	-
Interest expense, net	(441)	(169)	16	5	(589)
Other loss, net	(7)	1	(37)	-	(43)

Income before income taxes	2,289	3,022	2,731	(5,753)	2,289
Income tax provision	(764)	(1,016)	(939)	1,955	(764)

Net income	1,525	2,006	1,792	(3,798)	1,525
Less Net loss attributable to noncontrolling interest	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$1,525	$2,006	$1,792	$(3,798)	$1,525

Comprehensive income	1,413	1,934	1,743	(3,677)	1,413
Less Comprehensive loss attributable to noncontrolling interest	-	-	-	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$1,413	$1,934	$1,743	$(3,677)	$1,413

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Six Months Ended June 30, 2012

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$3,070	$10,919	$(266)	$13,723
Costs of revenues	-	(1,476)	(6,579)	214	(7,841)
Selling, general and administrative	(173)	(473)	(2,582)	47	(3,181)
Amortization of intangible assets	-	-	(121)	-	(121)
Restructuring and severance costs	(1)	(12)	(36)	-	(49)
Asset impairments	-	-	(179)	-	(179)
Gain (loss) on operating assets, net	-	-	(42)	-	(42)

Operating income	(174)	1,109	1,380	(5)	2,310
Equity in pretax income (loss) of consolidated subsidiaries	2,229	1,309	722	(4,260)	-
Interest expense, net	(440)	(185)	(8)	5	(628)
Other loss, net	(2)	19	(86)	-	(69)

Income before income taxes	1,613	2,252	2,008	(4,260)	1,613
Income tax provision	(625)	(776)	(702)	1,478	(625)

Net income	988	1,476	1,306	(2,782)	988
Less Net loss attributable to noncontrolling interests	3	3	3	(6)	3

Net income attributable to Time Warner Inc. shareholders	$991	$1,479	$1,309	$(2,788)	$991

Comprehensive income	974	1,463	1,275	(2,738)	974
Less Comprehensive loss attributable to noncontrolling interest	3	3	3	(6)	3

Comprehensive income attributable to Time Warner Inc. shareholders	$977	$1,466	$1,278	$(2,744)	$977

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Six Months Ended June 30, 2013

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

OPERATIONS
Net income	$1,525	$2,006	$1,792	$(3,798)	$1,525
Adjustments for noncash and nonoperating items:
Depreciation and amortization	13	64	358	-	435
Amortization of film and television costs	-	1,223	2,562	(14)	3,771
Asset impairments	7	-	23	-	30
(Gain) loss on investments and other assets, net	(6)	2	(60)	-	(64)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(2,938)	(1,964)	(851)	5,753	-
Equity in losses of investee companies, net of cash distributions	-	1	126	-	127
Equity-based compensation	39	39	71	-	149
Deferred income taxes	459	367	163	(530)	459
Changes in operating assets and liabilities, net of acquisitions	(540)	(856)	(1,983)	(1,408)	(4,787)
Intercompany	-	1,093	(1,093)	-	-

Cash provided by operations from continuing operations	(1,441)	1,975	1,108	3	1,645
Cash used by operations from discontinued operations	(1)	-	-	-	(1)

Cash provided by operations	(1,442)	1,975	1,108	3	1,644

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	-	(20)	-	(22)
Investments and acquisitions, net of cash acquired	(5)	(1)	(414)	-	(420)
Capital expenditures	(9)	(29)	(146)	-	(184)
Investment proceeds from available-for-sale securities	8	-	25	-	33
Advances to (from) parent and consolidated subsidiaries	2,269	570	-	(2,839)	-
Other investment proceeds	16	48	106	(17)	153

Cash used by investing activities	2,277	588	(449)	(2,856)	(440)

FINANCING ACTIVITIES
Borrowings	-	-	14	-	14
Debt repayments	-	(432)	(14)	-	(446)
Proceeds from exercise of stock options	489	-	-	-	489
Excess tax benefit from equity instruments	130	-	-	-	130
Principal payments on capital leases	-	(4)	-	-	(4)
Repurchases of common stock	(1,522)	-	-	-	(1,522)
Dividends paid	(544)	-	-	-	(544)
Other financing activities	34	(10)	(138)	15	(99)
Change in due to/from parent and investment in segment	-	(2,325)	(513)	2,838	-

Cash used by financing activities	(1,413)	(2,771)	(651)	2,853	(1,982)

DECREASE IN CASH AND EQUIVALENTS	(578)	(208)	8	-	(778)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,861	295	685	-	2,841

CASH AND EQUIVALENTS AT END OF PERIOD	$1,283	$87	$693	$-	$2,063

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Six Months Ended June 30, 2012

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

OPERATIONS
Net income	$988	$1,476	$1,306	$(2,782)	$988
Adjustments for noncash and nonoperating items:
Depreciation and amortization	12	70	354	-	436
Amortization of film and television costs	-	1,207	2,600	(9)	3,798
Asset impairments	-	-	179	-	179
(Gain) loss on investments and other assets, net	6	(9)	69	-	66
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(2,229)	(1,309)	(722)	4,260	-
Equity in losses of investee companies, net of cash distributions	1	-	62	-	63
Equity-based compensation	29	35	83	-	147
Deferred income taxes	(164)	(173)	(127)	300	(164)
Changes in operating assets and liabilities, net of acquisitions	(11)	(583)	(2,405)	(1,755)	(4,754)
Intercompany	-	855	(855)	-	-

Cash provided by operations from continuing operations	(1,368)	1,569	544	14	759
Cash used by operations from discontinued operations	(8)	-	-	-	(8)

Cash provided by operations	(1,376)	1,569	544	14	751

INVESTING ACTIVITIES
Investments in available-for-sale securities	(10)	(11)	(3)	-	(24)
Investments and acquisitions, net of cash acquired	(102)	(2)	(158)	-	(262)
Capital expenditures	(20)	(41)	(222)	-	(283)
Advances to (from) parent and consolidated subsidiaries	1,774	134	-	(1,908)	-
Other investment proceeds	10	30	22	(6)	56

Cash used by investing activities	1,652	110	(361)	(1,914)	(513)

FINANCING ACTIVITIES
Borrowings	994	-	33	-	1,027
Debt repayments	(638)	-	(34)	-	(672)
Proceeds from exercise of stock options	235	-	-	-	235
Excess tax benefit from equity instruments	38	-	-	-	38
Principal payments on capital leases	-	(5)	(1)	-	(6)
Repurchases of common stock	(1,290)	-	-	-	(1,290)
Dividends paid	(510)	-	-	-	(510)
Other financing activities	45	(12)	(88)	(11)	(66)
Change in due to/from parent and investment in segment	-	(1,694)	(217)	1,911	-

Cash used by financing activities	(1,126)	(1,711)	(307)	1,900	(1,244)

DECREASE IN CASH AND EQUIVALENTS	(850)	(32)	(124)	-	(1,006)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,578	164	734	-	3,476

CASH AND EQUIVALENTS AT END OF PERIOD	$1,728	$132	$610	$-	$2,470

Part II. Other Information

Item 1. Legal Proceedings.

The following information supplements and amends the disclosure set forth in Part I, Item 3. Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), as well as the disclosure set forth in Part II. Other Information, Item 1. Legal Proceedings, and in Note 13, “Commitments and Contingencies,” to the consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “March 2013 Form 10-Q”).

Reference is made to the lawsuit filed by certain heirs of Jerome Siegel regarding the character Superman described on page 35 of the 2012 Form 10-K and page 46 of the March 2013 Form 10-Q. By orders dated March 20, 2013, April 18, 2013 and June 18, 2013, the district court, among other things, granted DC Comics’ motion for summary judgment and entered final judgment in this lawsuit and the related Superboy lawsuit in DC Comics’ favor, ruling that the plaintiffs had transferred any and all rights in the Superman and Superboy properties to DC Comics in 2001 pursuant to a binding settlement agreement. On July 16, 2013, the plaintiffs filed a notice of appeal from the final judgment to the U.S. Court of Appeals for the Ninth Circuit.

Reference is made to the lawsuit filed by the same Siegel heirs regarding the character Superboy described on pages 35-36 of the 2012 Form 10-K and page 46 of the March 2013 Form 10-Q. By orders dated April 18, 2013 and June 18, 2013, the district court, among other things, entered final judgment in DC Comics’ favor, ruling that the plaintiffs had transferred any and all rights in the Superman and Superboy properties to DC Comics in 2001 pursuant to a binding settlement agreement. On July 16, 2013, the plaintiffs filed a notice of appeal from the final judgment to the U.S. Court of Appeals for the Ninth Circuit.

In April 2013, the Internal Revenue Service (the “IRS”) Appeals Division issued a notice of deficiency to the Company relating to the appropriate tax characterization of stock warrants received from a third party in 2002. On May 6, 2013, the Company filed a petition with the United States Tax Court seeking a redetermination of the deficiency set forth in the notice. The Company’s petition asserts that the IRS erred in determining that the stock warrants were taxable upon exercise (in 2004) rather than at the date of grant based on, among other things, a misapplication of Section 83 of the Internal Revenue Code.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2013 – April 30, 2013	3,845,892	$59.06	3,845,892	$3,112,006,818
May 1, 2013 – May 31, 2013	5,253,580	$60.41	5,253,580	$2,794,617,654
June 1, 2013 – June 30, 2013	5,242,477	$57.51	5,242,477	$2,493,134,849
Total	14,341,949	$58.99	14,341,949	$2,493,134,849

(1)	These amounts do not give effect to any fees, commissions or other costs associated with the share repurchases.
(2)

On February 6, 2013, the Company announced that its Board of Directors had authorized a total of $4.0 billion in share repurchases beginning January 1, 2013, including the approximately $1.1 billion remaining at December 31, 2012 from the prior $4.0 billion authorization. Purchases under the stock repurchase program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. In the past, the Company has repurchased shares of its common stock pursuant to trading plans under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, and it may repurchase shares of its common stock utilizing such trading plans in the future.

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

TIME WARNER INC.
(Registrant)

Date: August 7, 2013	/s/ John K. Martin, Jr.
	Name:	John K. Martin, Jr.
	Title:	Chief Financial & Administrative Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

10.1	Time Warner Inc. 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 23, 2013).

10.2	Form of Restricted Stock Units Agreement, RSU Executive Agreement, Version 1 (for awards to certain executive officers under the 2013 Stock Incentive Plan).+

10.3	Form of Restricted Stock Units Agreement, RSU Director Agreement, Version 1 (for awards of restricted stock units to non-employee directors under the 2013 Stock Incentive Plan).+

10.4	Form of Notice of Grant of Restricted Stock Units to Non-Employee Director (for awards of restricted stock units to non-employee directors under the 2013 Stock Incentive Plan).+

10.5	Form of Performance Stock Units Agreement, PSU Agreement, Version 1 (for awards of performance stock units under the 2013 Stock Incentive Plan).+

10.6	Form of Performance Stock Units Agreement, PSU Agreement, Version Bewkes 1 (for awards of performance stock units to Jeffrey Bewkes under the 2013 Stock Incentive Plan).+

10.7	Form of Non-Qualified Stock Option Agreement, Directors Version 1 (for awards of stock options to non-employee directors under the 2013 Stock Incentive Plan).+

10.8	Form of Notice of Grant of Stock Options to Non-Employee Director (for awards of stock options to non-employee directors under the 2013 Stock Incentive Plan).+

10.9	Form of Non-Qualified Stock Option Agreement, Share Retention Version 1 (for awards of stock options to executive officers of the Registrant under the 2013 Stock Incentive Plan).+

10.10	Form of Non-Qualified Stock Option Agreement, Share Retention Version Bewkes 1 (for awards of stock options to Jeffrey Bewkes under the 2013 Stock Incentive Plan).+

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.†

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at June 30, 2013 and December 31, 2012, (ii) Consolidated Statement of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012, (v) Consolidated Statement of Equity for the six months ended June 30, 2013 and 2012, (vi) Notes to Consolidated Financial Statements and (vii) Supplementary Information – Condensed Consolidating Financial Statements.

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