Form 10-Q
period 2013-09-30
TIME WARNER INC.
filed 2013-11-06
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2013 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of October 29, 2013
Common Stock – $.01 par value	904,722,454

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2013. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2013 and cash flows for the nine months ended September 30, 2013.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, CNN, HBO, Cinemax, Warner Bros., New Line Cinema, People, Sports Illustrated and Time. During the nine months ended September 30, 2013, the Company generated Revenues of $21.230 billion (up 3% from $20.565 billion in 2012), Operating Income of $4.765 billion (up 22% from $3.891 billion in 2012), Net Income attributable to Time Warner shareholders of $2.708 billion (up 49% from $1.813 billion in 2012) and Cash provided by operations of $2.831 billion (up 24% from $2.289 billion in 2012). On March 6, 2013, Time Warner announced that its Board of Directors has authorized management to proceed with plans for the complete legal and structural separation of the Company’s Publishing segment from Time Warner (the “Time Separation”). Time Warner expects to complete the Time Separation during the second quarter of 2014.

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Networks, Film and TV Entertainment and Publishing. For additional information regarding Time Warner’s segments, refer to Note 12, “Segment Information,” to the accompanying consolidated financial statements.

Networks.  Time Warner’s Networks segment consists of Turner Broadcasting System, Inc. (“Turner”) and Home Box Office, Inc. (“Home Box Office”). During the nine months ended September 30, 2013, the Networks segment recorded Revenues of $11.057 billion (52% of the Company’s total Revenues) and Operating Income of $4.011 billion.

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

The Company expects that over the next several years domestic subscription revenues generated industry-wide by basic cable networks and premium pay television services will grow, in connection with affiliate contract renewals, as a result of investments in high quality programming.

Film and TV Entertainment.  Time Warner’s Film and TV Entertainment segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute feature films, television shows and videogames. During the nine months ended September 30, 2013, the Film and TV Entertainment segment recorded Revenues of $8.316 billion (37% of the Company’s total Revenues) and Operating Income of $751 million.

The Film and TV Entertainment segment’s theatrical product revenues are generated principally through rental fees from theatrical exhibition of feature films, including the following recently released films: The Conjuring, Gravity, The Great Gatsby, The Hangover Part III, Man of Steel and We’re the Millers, and subsequently through licensing fees received from the distribution of films on television networks and premium pay television services. Television product revenues are generated principally from the licensing of programs to television networks and premium pay television services. The segment also generates revenues for both its theatrical and television product through home video distribution on DVD and Blu-ray Discs and in various digital formats (e.g., EST and video-on-demand) as well as through licensing of feature films and television programming to subscription video on demand (“SVOD”) services. In addition, the segment generates revenues through the development and distribution of videogames.

Warner Bros. continues to be an industry leader in the television content business. Domestically, for the 2013-2014 season, Warner Bros. is producing more than 50 series, with at least three series for each of the five broadcast networks (including 2 Broke Girls, Arrow, The Bachelor, The Big Bang Theory, The Following, The Middle, Mike & Molly, Mom, Person of Interest, Revolution, Super Fun Night, Two and a Half Men, Vampire Diaries and The Voice), several original series for cable television networks (including Dallas, Longmire, Major Crimes, Pretty Little Liars and Rizzoli & Isles) and several series for first-run syndication (including The Ellen DeGeneres Show, Extra and TMZ). Warner Bros. also licenses many of these series internationally. In addition, Warner Bros. operates a group of local television production companies in the U.K. and the Netherlands that focus on developing non-scripted programs and formats that can be sold internationally and adapted for sale in the U.S. Warner Bros. also creates locally produced versions of programs owned by the studio as well as original local television programming.

The distribution and sale of physical discs (both standard definition DVDs and high definition Blu-ray Discs) is one of the largest contributors to the segment’s revenues and profits. In recent years, home video revenues have declined as a result of several factors, including consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than physical disc sales; the general economic downturn in the U.S. and many regions around the world; increasing competition for consumer discretionary time and spending; and piracy. The electronic delivery of film and television content is growing and becoming more important to the Film and TV Entertainment segment, which has helped to offset some of the decline in sales of physical discs. In 2012 and through the first nine months of 2013, the decline in consumer spending on physical discs moderated compared to prior years and the growth in consumer spending on electronic delivery increased.

Publishing.  Time Warner’s Publishing segment consists principally of Time Inc.’s magazine publishing business and related websites as well as book publishing and marketing businesses. During the nine months ended September 30, 2013, the Publishing segment recorded Revenues of $2.388 billion (11% of the Company’s total Revenues) and Operating Income of $230 million.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

As of September 30, 2013, Time Inc. published 21 magazines in print in the U.S., including People, Sports Illustrated, InStyle and Time, and over 70 magazines outside the U.S. All of Time Inc.’s U.S. and U.K. magazines are available as digital editions on multiple digital devices and platforms.

The Publishing segment generates revenues primarily from the sale of advertising, magazine subscriptions and newsstand sales. The Publishing segment is experiencing declines in its print advertising and newsstand sales as a result of market conditions in the magazine publishing industry. The Publishing segment is pursuing a number of initiatives to help mitigate these declines, including conducting additional brand marketing; developing innovative ways to sell branded magazine content outside of traditional channels, including through websites, tablets and other mobile devices; developing integrated advertising solutions that will provide greater data insight and value to advertisers; developing a new cross-platform content management system; and improving its operating efficiency through management of its cost structure. During the third quarter of 2013, Time Inc. appointed a new chief executive officer and chief financial officer, who are in the process of reviewing Time Inc.’s current strategies and initiatives as well as developing new strategies and initiatives for Time Inc. as part of preparing a new long-range plan. As a result, some of Time Inc.’s current strategies and initiatives could be modified, abandoned or replaced with new strategies and initiatives, which could change the Company’s expectations of future cash flows. For additional information, refer to “Business Segment Results – Publishing” below.

Recent Developments

Acquisition of American Express Publishing Corporation

On October 1, 2013, Time Inc. acquired American Express Publishing Corporation, including Travel+Leisure and Food & Wine magazines and their related websites. Time Inc. also entered into a multi-year agreement to publish Departures magazine on behalf of American Express Company. In connection with the purchase, Time Inc. will recognize a pretax gain of approximately $20 million in the fourth quarter of 2013 resulting from the settlement of the pre-existing contractual arrangement with American Express Publishing Corporation pursuant to which Time Inc. previously provided management services to its publishing business. The purchase price was not material to the Company’s financial condition or results of operations, and the Company does not expect the acquisition to have a material impact on its financial results.

HBO Asia and HBO South Asia

In September 2013, Home Box Office purchased its partner’s interests in HBO Asia and HBO South Asia (collectively, “HBO Asia”) for $37 million in cash, net of cash acquired. HBO Asia operates HBO- and Cinemax-branded premium pay and basic tier television services serving over 15 countries in Asia. As a result of this acquisition, Home Box Office now owns 100% of HBO Asia and has consolidated their results of operations and financial condition effective September 30, 2013. For the three and nine months ended September 30, 2013, Home Box Office recognized a $105 million gain upon the Company’s acquisition of the controlling interests in HBO Asia. The operating results of HBO Asia did not have a material impact on the Company’s consolidated financial results for the three and nine months ended September 30, 2013.

Time Inc. Separation from Time Warner

On March 6, 2013, Time Warner announced that its Board of Directors has authorized management to proceed with plans for the Time Separation. The Time Separation is currently expected to be effected as a spin-off of Time Inc., a wholly owned subsidiary of the Company. In the Time Separation, Time Warner will distribute all of its Time Inc. common stock to Time Warner stockholders, and Time Inc. will become an independent publicly-traded company. The Time Separation is contingent on the satisfaction of a number of conditions, including the effectiveness of a registration statement on Form 10 that Time Inc. will file with the Securities and Exchange Commission. Time Warner expects to complete the Time Separation during the second quarter of 2014.

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

RESULTS OF OPERATIONS

Recent Accounting Guidance

See Note 1, “Description of Business and Basis of Presentation,” to the accompanying consolidated financial statements for a discussion of recent accounting guidance.

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results has been affected by transactions and certain other items in each period as follows (millions):

	Three Months Ended		Nine Months Ended

	9/30/13	9/30/12	9/30/13	9/30/12

Asset impairments	$(5)	$(3)	$(35)	$(182)
Gain (loss) on operating assets, net	113	2	130	(40)
Other	31	-	13	(33)

Impact on Operating Income	139	(1)	108	(255)

Investment gains (losses), net	12	(5)	67	(29)
Amounts related to the separation of Time Warner Cable Inc.	3	6	9	6
Amounts related to the disposition of Warner Music Group	-	1	-	(5)
Items affecting comparability relating to equity method investments	-	-	(12)	-

Pretax impact	154	1	172	(283)
Income tax impact of above items	(52)	(1)	(69)	59

Impact of items affecting comparability on income from continuing operations attributable to Time Warner Inc. shareholders	$102	$-	$103	$(224)

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $60 million and $190 million for the three and nine months ended September 30, 2013, respectively, and $35 million and $84 million for the three and nine months ended September 30, 2012, respectively. For further discussion of Restructuring and severance costs, see “Consolidated Results” and “Business Segment Results.”

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Asset Impairments

During the three months ended September 30, 2013, the Company recognized an international intangible asset impairment of $5 million at the Networks segment. During the nine months ended September 30, 2013, the Company recognized asset impairments of $35 million, consisting of $17 million related to certain of Turner’s international intangible assets, $6 million related to programming assets resulting from Turner’s decision in the first quarter of 2013 to shut down certain of its entertainment networks in Spain, $5 million at the Film and TV Entertainment segment related to miscellaneous assets and $7 million at the Corporate segment related to certain internally developed software.

During the three and nine months ended September 30, 2012, the Company recognized a $1 million reversal and $178 million of charges, respectively, at the Networks segment in connection with the shutdown of Turner’s general entertainment network, Imagine, in India and its TNT television operations in Turkey in the first half of 2012 (the “Imagine and TNT Turkey Shutdowns”), primarily related to certain receivables, including value added tax receivables, programming assets and long-lived assets, including Goodwill. For both the three and nine months ended September 30, 2012, the Company also recognized $4 million of other miscellaneous noncash asset impairments, consisting of $2 million at the Networks segment and $2 million at the Film and TV Entertainment segment.

Gain (Loss) on Operating Assets, Net

For the three and nine months ended September 30, 2013, the Company recognized a $105 million gain at the Networks segment upon the Company’s acquisition of the controlling interests in HBO Asia, a $2 million gain at the Networks segment on the sale of a building and a $6 million gain at the Film and TV Entertainment segment on miscellaneous operating assets. For the nine months ended September 30, 2013, the Company also recognized a $9 million gain at the Networks segment upon the Company’s acquisition of the controlling interest in HBO Nordic and an $8 million gain at the Corporate segment on the disposal of certain corporate assets.

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

Other

Other reflects external costs related to mergers, acquisitions or dispositions of $7 million and $25 million for the three and nine months ended September 30, 2013, respectively, and income of $1 million and costs of $30 million for the three and nine months ended September 30, 2012, respectively. External costs related to mergers, acquisitions or dispositions for the three and nine months ended September 30, 2013 was primarily related to the separation of Time Inc. from Time Warner. External costs related to mergers, acquisitions or dispositions for the nine months ended September 30, 2012 was primarily related to the Imagine and TNT Turkey Shutdowns.

Other also includes a gain of $38 million for the three and nine months ended September 30, 2013 related to the curtailment of post-retirement benefits (the “Curtailment”).

Lastly, other also includes legal and other professional fees related to the defense of securities litigation matters for former employees totaling $1 million and $3 million for the three and nine months ended September 30, 2012, respectively.

External costs related to mergers, acquisitions or dispositions, the gain related to the Curtailment and amounts related to securities litigation and government investigations are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Investment Gains (Losses), Net

For the three months ended September 30, 2013, the Company recognized a $12 million gain associated with a fair value adjustment on an option to acquire securities that was terminated during the third quarter of 2013. For the nine months ended September 30, 2013, the Company recognized $67 million of net miscellaneous investment gains consisting of a $65 million gain on the sale of the Company’s investment in a theater venture in Japan, which included a $10 million gain related to a foreign currency contract, and $2 million of net miscellaneous investment gains.

For the three and nine months ended September 30, 2012, the Company recognized $5 million and $29 million, respectively, of net miscellaneous investment losses, including, for the nine months ended September 30, 2012, a $16 million loss on an investment in a network in Turkey recognized in connection with the Imagine and TNT Turkey Shutdowns.

Amounts Related to the Separation of Time Warner Cable Inc.

The Company recognized other income of $4 million and $10 million for the three and nine months ended September 30, 2013, respectively, and other income of $6 million for both the three and nine months ended September 30, 2012 related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by Time Warner Cable Inc. (“TWC”) employees, which has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations. For the three and nine months ended September 30, 2013, the Company also recognized $1 million of other loss related to changes in the value of a TWC tax indemnification receivable, which has also been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Disposition of Warner Music Group

The Company recognized $1 million of income and $5 million of losses for the three and nine months ended September 30, 2012, respectively, associated with the disposition of Warner Music Group (“WMG”) in 2004. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Items Affecting Comparability Relating to Equity Method Investments

For the nine months ended September 30, 2013, the Company recognized $12 million as its share of a noncash loss on the extinguishment of debt recorded by an equity method investee. This amount has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Revenues.  The components of Revenues are as follows (millions):

	Three Months Ended			Nine Months Ended

	9/30/13	9/30/12	% Change	9/30/13	9/30/12	% Change
Subscription	$2,582	$2,501	3%	$7,711	$7,460	3%
Advertising	1,444	1,360	6%	4,618	4,436	4%
Content	2,636	2,801	(6%)	8,287	8,095	2%
Other	194	180	8%	614	574	7%

Total revenues	$6,856	$6,842	-	$21,230	$20,565	3%

The increase in Subscription and Advertising revenues for the three and nine months ended September 30, 2013 mainly reflected an increase at the Networks segment, partially offset by a decrease at the Publishing segment. The decrease in Content revenues for the three months ended September 30, 2013 was primarily due to a decrease at the Film and TV Entertainment segment, partially offset by lower intersegment eliminations. The increase in Content revenues for the nine months ended September 30, 2013 was due to lower intersegment eliminations.

Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  For the three months ended September 30, 2013, Costs of revenues decreased to $3.483 billion from $3.657 billion for the three months ended September 30, 2012 reflecting decreases at the Film and TV Entertainment, Networks and Publishing segments. For the nine months ended September 30, 2013, Costs of revenues decreased to $11.454 billion from $11.498 billion for the nine months ended September 30, 2012 reflecting decreases at the Film and TV Entertainment and Publishing segments, partially offset by an increase at the Networks segment. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses.  For the three months ended September 30, 2013, Selling, general and administrative expenses were essentially flat as increases at the Networks and Publishing segments were largely offset by declines at the Film and TV Entertainment and Corporate segments. For the nine months ended September 30, 2013, Selling, general and administrative expenses increased 1% to $4.735 billion from $4.692 billion for the nine months ended September 30, 2012 primarily related to increases at the Networks, Film and TV Entertainment and Corporate segments, partly offset by a decline at the Publishing segment. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $158 million and $472 million for the three and nine months ended September 30, 2013, respectively, and $165 million and $480 million for the three and nine months ended September 30, 2012, respectively.

Amortization Expense.  Amortization expense was $60 million and $181 million for the three and nine months ended September 30, 2013, respectively, and $57 million and $178 million for the three and nine months ended September 30, 2012, respectively.

Restructuring and Severance Costs.  For the three and nine months ended September 30, 2013 and 2012, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs by segment are as follows (millions):

	Three Months Ended		Nine Months Ended

	9/30/13	9/30/12	9/30/13	9/30/12

Networks	$54	$18	$100	$40
Film and TV Entertainment	2	11	33	19
Publishing	4	6	58	24
Corporate	-	-	(1)	1

Total restructuring and severance costs	$60	$35	$190	$84

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Operating Income.  Operating Income increased to $1.844 billion for the three months ended September 30, 2013 from $1.581 billion for the three months ended September 30, 2012. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $139 million of income and $1 million of expense for the three months ended September 30, 2013 and 2012, respectively, Operating Income increased $123 million, reflecting an increase at the Networks segment.

Operating Income increased to $4.765 billion for the nine months ended September 30, 2013 from $3.891 billion for the nine months ended September 30, 2012. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $108 million of income and $255 million of expense for the nine months ended September 30, 2013 and 2012, respectively, Operating Income increased $511 million, primarily reflecting an increase at the Networks segment and lower intersegment eliminations.

The segment variations are discussed under “Business Segment Results.”

Interest Expense, Net.  For the three and nine months ended September 30, 2013, Interest expense, net decreased to $301 million and $890 million, respectively, from $318 million and $946 million for the three and nine months ended September 30, 2012, respectively. The decrease in Interest expense, net for the three months ended September 30, 2013 mainly reflected lower average debt balances. For the nine months ended September 30, 2013, the decrease in Interest expense, net reflected lower average interest rates and a reduction of $15 million of accrued interest related to legal contingencies.

Other Loss, Net.  Other loss, net detail is shown in the table below (millions):

	Three Months Ended		Nine Months Ended

	9/30/13	9/30/12	9/30/13	9/30/12
Investment gains (losses), net	$12	$(5)	$67	$(29)
Amounts related to the separation of TWC	3	6	9	6
Amounts related to the disposition of WMG	-	1	-	(5)
Loss from equity method investees	(27)	(23)	(120)	(75)
Other	(8)	(2)	(19)	11

Other loss, net	$(20)	$(23)	$(63)	$(92)

Investment gains (losses), net and amounts related to the separation of TWC and the disposition of WMG are discussed under “Transactions and Other Items Affecting Comparability.” For the nine months ended September 30, 2012, other included an adjustment to reduce a liability for deferred compensation.

Income Tax Provision.  Income tax provision increased to $477 million and $1.241 billion for the three and nine months ended September 30, 2013, respectively, from $418 million and $1.043 billion for the three and nine months ended September 30, 2012, respectively. The Company’s effective tax rate was 31% and 33% for the three and nine months ended September 30, 2013, respectively, compared to 34% and 37%, respectively, for the three and nine months ended September 30, 2012. The decrease in the effective tax rate for the three months ended September 30, 2013 was primarily due to the recognition of additional foreign tax credit carryovers, partially offset by additional U.S. tax on unremitted foreign earnings. The decrease in the effective tax rate for the nine months ended September 30, 2013 was primarily due to a decrease in tax reserves as well as capital losses in the prior year for which no tax benefits were recognized.

Income from Continuing Operations.  Income from continuing operations increased to $1.046 billion for the three months ended September 30, 2013 from $822 million for the three months ended September 30, 2012. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $102 million of income and $0 for the three months ended September 30, 2013 and 2012, respectively, Income from continuing operations increased $122 million, primarily reflecting higher Operating Income. Basic and diluted net income per common share from continuing operations attributable to Time Warner Inc. common shareholders increased to $1.14 and $1.11, respectively, for the three months ended September 30, 2013 from $0.86 and $0.84, respectively, for the three months ended September 30, 2012 due to higher Income from continuing operations, partially offset by lower average basic and diluted common shares outstanding, which was primarily due to the share repurchase program.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Income from continuing operations increased to $2.571 billion for the nine months ended September 30, 2013 from $1.810 billion for the nine months ended September 30, 2012. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $103 million of income and $224 million of expense for the nine months ended September 30, 2013 and 2012, respectively, Income from continuing operations increased $434 million, primarily reflecting higher Operating Income, partly offset by higher income tax expense. Basic and diluted net income per common share from continuing operations attributable to Time Warner Inc. common shareholders increased to $2.76 and $2.71, respectively, for the nine months ended September 30, 2013 from $1.88 and $1.85, respectively, for the nine months ended September 30, 2012 due to higher Income from continuing operations, partially offset by lower average basic and diluted common shares outstanding, which was primarily due to the share repurchase program.

Discontinued Operations, Net of Tax.  For the three and nine months ended September 30, 2013, Discontinued operations, net of tax reflected a net tax benefit associated with certain foreign tax attributes of WMG, which the Company disposed of in 2004.

Net Loss Attributable to Noncontrolling Interests.  Net loss attributable to noncontrolling interests was $3 million for the nine months ended September 30, 2012.

Net Income Attributable to Time Warner Inc. Shareholders.  Net income attributable to Time Warner Inc. shareholders was $1.183 billion and $822 million for the three months ended September 30, 2013 and 2012, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $1.29 and $1.26, respectively, for the three months ended September 30, 2013 and were $0.86 and $0.84, respectively, for the three months ended September 30, 2012.

Net income attributable to Time Warner Inc. shareholders was $2.708 billion and $1.813 billion for the nine months ended September 30, 2013 and 2012, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $2.91 and $2.85, respectively, for the nine months ended September 30, 2013 and were $1.88 and $1.85, respectively, for the nine months ended September 30, 2012.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Business Segment Results

Networks.  Revenues and Operating Income of the Networks segment for the three and nine months ended September 30, 2013 and 2012 are as follows (millions):

	Three Months Ended			Nine Months Ended

	9/30/13	9/30/12	% Change	9/30/13	9/30/12	% Change
Revenues:
Subscription	$2,267	$2,175	4%	$6,800	$6,496	5%
Advertising	1,009	913	11%	3,362	3,149	7%
Content	206	211	(2%)	758	761	-
Other	39	40	(3%)	137	133	3%

Total revenues	3,521	3,339	5%	11,057	10,539	5%
Costs of revenues(a)	(1,416)	(1,449)	(2%)	(4,982)	(4,951)	1%
Selling, general and administrative(a)	(595)	(556)	7%	(1,797)	(1,762)	2%
Gain on operating assets	107	-	NM	116	-	NM
Asset impairments	(5)	(1)	NM	(23)	(180)	(87%)
Restructuring and severance costs	(54)	(18)	200%	(100)	(40)	150%
Depreciation	(82)	(83)	(1%)	(239)	(242)	(1%)
Amortization	(7)	(8)	(13%)	(21)	(23)	(9%)

Operating Income	$1,469	$1,224	20%	$4,011	$3,341	20%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues for the three and nine months ended September 30, 2013 was primarily due to an increase in domestic subscription revenues of $85 million and $268 million, respectively, driven primarily by higher domestic rates as well as an increase in international subscription revenues of $7 million and $36 million, respectively, mainly reflecting subscriber growth, which was partly offset by the unfavorable impact of foreign exchange rates.

The increase in Advertising revenues for the three and nine months ended September 30, 2013 reflected domestic growth of $69 million and $215 million, respectively, mainly at Turner’s entertainment networks due to higher pricing and demand, which, for the nine months ended September 30, 2013, included higher demand for sports programming, primarily the NBA and the National Collegiate Athletic Association Division I Men’s Basketball Championship tournament (the “NCAA Tournament”).

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Networks segment are as follows (millions):

	Three Months Ended			Nine Months Ended

	9/30/13	9/30/12	% Change	9/30/13	9/30/12	% Change
Programming costs:
Originals and sports	$642	$654	(2%)	$2,633	$2,550	3%
Acquired films and syndicated series	433	456	(5%)	1,325	1,340	(1%)

Total programming costs	1,075	1,110	(3%)	3,958	3,890	2%
Other direct operating costs	341	339	1%	1,024	1,061	(3%)

Costs of revenues(a)	$1,416	$1,449	(2%)	$4,982	$4,951	1%

(a)	Costs of revenues exclude depreciation.

The decrease in Costs of revenues for the three months ended September 30, 2013 primarily reflected lower programming costs, which were due to lower costs for acquired films and syndicated series and the timing of originals and sports programming. The increase in Costs of revenues for the nine months ended September 30, 2013 was primarily due to higher originals and sports programming costs, partly offset by lower other direct operating costs, which included the impact of a reduction to a receivable allowance. Originals and sports programming costs for the nine months ended September 30, 2013 increased mainly due to higher costs for original series, partly offset by lower impairments related to original programming.

For the three and nine months ended September 30, 2013, Selling, general and administrative expenses increased mainly due to higher employee-related costs and, for the nine months ended September 30, 2013, higher marketing expenses. The increase in Selling, general and administrative expenses for the nine months ended September 30, 2013 was partly offset by the absence of $21 million of exit and other costs related to the Imagine and TNT Turkey Shutdowns.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the three and nine months ended September 30, 2013 included a $105 million gain that was recognized upon the Company’s acquisition of the controlling interests in HBO Asia, a $2 million gain on the sale of a building and a $5 million intangible asset impairment. The results for the nine months ended September 30, 2013 also included a $9 million gain that was recognized upon the Company’s acquisition of the controlling interest in HBO Nordic, a $12 million charge related to the impairment of certain of Turner’s international intangible assets and an $8 million charge related to Turner’s decision in the first quarter of 2013 to shut down certain of its entertainment networks in Spain. This charge consisted of a $6 million impairment related to programming assets and a $2 million charge related to exit costs. The results for the three and nine months ended September 30, 2012 reflected a $6 million reversal and $199 million of charges, respectively, incurred in connection with the Imagine and TNT Turkey Shutdowns. In addition, for the three and nine months ended September 30, 2012, the Networks segment incurred $2 million of other miscellaneous asset impairments.

For the three and nine months ended September 30, 2013, Restructuring and severance costs increased due largely to higher executive severance costs.

The increase in Operating Income for the three months ended September 30, 2013 was primarily due to higher Revenues and Gains on operating assets, partially offset by higher Selling, general and administrative costs and higher Restructuring and severance costs. The increase in Operating Income for the nine months ended September 30, 2013 was primarily due to higher Revenues, Gains on operating assets and lower asset impairments, partially offset by higher Restructuring and severance costs, higher Selling, general and administrative expenses and higher Costs of revenues.

The Company expects the rate of growth in the Networks segment’s Operating Income for the year ended December 31, 2013 to decline as compared to the first nine months of 2013 primarily due to higher programming and related marketing expenses in the fourth quarter of 2013.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Film and TV Entertainment.  Revenues and Operating Income of the Film and TV Entertainment segment for the three and nine months ended September 30, 2013 and 2012 are as follows (millions):

	Three Months Ended			Nine Months Ended

	9/30/13	9/30/12	% Change	9/30/13	9/30/12	% Change
Revenues:
Subscription	$30	$29	3%	$95	$86	10%
Advertising	25	25	-	57	59	(3%)
Content	2,564	2,779	(8%)	7,927	7,928	-
Other	75	64	17%	237	222	7%

Total revenues	2,694	2,897	(7%)	8,316	8,295	-
Costs of revenues(a)	(1,862)	(2,004)	(7%)	(5,874)	(5,949)	(1%)
Selling, general and administrative(a)	(438)	(461)	(5%)	(1,381)	(1,374)	1%
Gain on operating assets	6	1	NM	6	1	NM
Asset impairments	-	(2)	NM	(5)	(2)	150%
Restructuring and severance costs	(2)	(11)	(82%)	(33)	(19)	74%
Depreciation	(48)	(52)	(8%)	(148)	(148)	-
Amortization	(43)	(40)	8%	(130)	(128)	2%

Operating Income	$307	$328	(6%)	$751	$676	11%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Content revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three and nine months ended September 30, 2013 and 2012 are as follows (millions):

	Three Months Ended			Nine Months Ended

	9/30/13	9/30/12	% Change	9/30/13	9/30/12	% Change
Theatrical product:
Film rentals	$520	$673	(23%)	$1,473	$1,406	5%
Home video and electronic delivery	412	375	10%	1,359	1,335	2%
Television licensing	305	380	(20%)	1,139	1,155	(1%)
Consumer products and other	57	63	(10%)	142	128	11%

Total theatrical product	1,294	1,491	(13%)	4,113	4,024	2%

Television product:
Television licensing	854	767	11%	2,516	2,591	(3%)
Home video and electronic delivery	206	304	(32%)	606	648	(6%)
Consumer products and other	50	55	(9%)	177	208	(15%)

Total television product	1,110	1,126	(1%)	3,299	3,447	(4%)

Other	160	162	(1%)	515	457	13%

Total Content revenues	$2,564	$2,779	(8%)	$7,927	$7,928	-

Theatrical product revenues from film rentals decreased for the three months ended September 30, 2013 primarily reflecting lower revenues of $161 million from theatrical films released in the current quarter. Theatrical product revenues from film rentals increased for the nine months ended September 30, 2013, reflecting higher revenues of $121 million from

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

theatrical films released in the first nine months of 2013, partially offset by lower carryover revenues of $54 million from prior period releases. The Company released 5 and 14 theatrical films during the three and nine months ended September 30, 2013, respectively, as compared to 4 and 14 theatrical films during the three and nine months ended September 30, 2012, respectively.

For the three months ended September 30, 2013, theatrical product revenues from home video and electronic delivery increased due to higher revenues of $66 million from releases in the current quarter, partially offset by lower revenues of $29 million from prior period releases, which include catalog titles. For the nine months ended September 30, 2013, theatrical product revenues from home video and electronic delivery increased due to higher revenues of $67 million from releases in the first nine months of 2013, partially offset by lower revenues of $43 million from prior period releases, which include catalog titles. There were 3 and 11 home video and electronic delivery releases in the three and nine months ended September 30, 2013, respectively, as compared to 1 and 13 in the three and nine months ended September 30, 2012, respectively.

Theatrical product revenues from television licensing decreased for the three and nine months ended September 30, 2013 primarily due to the timing and number of availabilities.

Television product revenues from licensing for the three months ended September 30, 2013 increased primarily due to higher syndication revenues reflecting the timing of availabilities including the initial domestic cable television network availability of The Middle. Television product revenues from licensing for the nine months ended September 30, 2013 decreased primarily due to lower syndication revenues reflecting the timing of availabilities as the prior year period included the initial domestic cable television network availability of The Mentalist.

The decrease in television product revenues from home video and electronic delivery for the three and nine months ended September 30, 2013 was primarily due to lower revenues from consumer packaged goods and the timing of availabilities of television product to SVOD services.

Other content revenues for the three months ended September 30, 2013 were essentially flat due primarily to the absence of any significant videogame releases during the three months ended September 30, 2013 and 2012. Other content revenues increased for the nine months ended September 30, 2013 primarily due to higher revenues of $89 million from videogames released in the first nine months of 2013, partially offset by lower carryover revenues of $60 million from videogames released in prior periods. In addition, other content revenues increased for the nine months ended September 30, 2013 due primarily to higher publishing and consumer products revenues.

The components of Costs of revenues for the Film and TV Entertainment segment are as follows (millions):

	Three Months Ended			Nine Months Ended

	9/30/13	9/30/12	% Change	9/30/13	9/30/12	% Change

Film and television production costs	$1,234	$1,413	(13%)	$3,828	$3,966	(3%)
Print and advertising costs	416	404	3%	1,377	1,347	2%
Other costs, including merchandise and related costs	212	187	13%	669	636	5%

Costs of revenues(a)	$1,862	$2,004	(7%)	$5,874	$5,949	(1%)

(a)	Costs of revenues exclude depreciation.

The decrease in film and television production costs for the three and nine months ended September 30, 2013 was primarily due to the mix and performance of product released. Included in film and television production costs are theatrical film valuation adjustments resulting from revisions to estimates of ultimate revenue for certain theatrical films. Theatrical film valuation adjustments for the three and nine months ended September 30, 2013 were $21 million and $31 million, respectively, and $19 million and $34 million for the three and nine months ended September 30, 2012, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the three and nine months included $6 million of miscellaneous gains on operating assets. The results for the nine months ended September 30, 2013 also included $5 million of miscellaneous asset impairments.

The increase in Restructuring and severance costs for the nine months ended September 30, 2013 was primarily related to executive severance costs.

The decrease in Operating Income for the three months ended September 30, 2013 was primarily due to lower revenues, partly offset by lower Costs of revenues. The increase in Operating Income for the nine months ended September 30, 2013 was primarily due to lower Costs of revenues.

Publishing.  Revenues and Operating Income of the Publishing segment for the three and nine months ended September 30, 2013 and 2012 are as follows (millions):

	Three Months Ended			Nine Months Ended

	9/30/13	9/30/12	% Change	9/30/13	9/30/12	% Change
Revenues:
Subscription	$285	$297	(4%)	$816	$878	(7%)
Advertising	430	437	(2%)	1,267	1,292	(2%)
Content	22	25	(12%)	59	64	(8%)
Other	81	79	3%	246	235	5%

Total revenues	818	838	(2%)	2,388	2,469	(3%)
Costs of revenues(a)	(322)	(341)	(6%)	(941)	(1,006)	(6%)
Selling, general and administrative(a)	(345)	(334)	3%	(1,065)	(1,082)	(2%)
Gain (loss) on operating assets	-	1	NM	-	(41)	NM
Restructuring and severance costs	(4)	(6)	(33%)	(58)	(24)	142%
Depreciation	(22)	(22)	-	(64)	(69)	(7%)
Amortization	(10)	(9)	11%	(30)	(27)	11%

Operating Income	$115	$127	(9%)	$230	$220	5%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

For the three and nine months ended September 30, 2013, Subscription revenues decreased primarily due to lower newsstand revenues.

For the three months ended September 30, 2013, Advertising revenues decreased primarily due to a $14 million decline in non-magazine advertising revenues, partly offset by growth of $7 million in magazine advertising revenues, primarily due to certain weekly titles having an additional issue as compared to the prior year period. For the nine months ended September 30, 2013, Advertising revenues decreased primarily due to lower magazine advertising revenues.

For the nine months ended September 30, 2013, the transfer of the management of the SI.com and Golf.com websites to Time Inc. from Turner in the second quarter of 2012 had a positive effect on Advertising revenues of $12 million and a $9 million negative effect on Other revenues.

Both Subscription revenues and Advertising revenues for the three and nine months ended September 30, 2013 were negatively impacted by market conditions in the magazine publishing industry. The Company expects these market conditions associated with the Publishing segment’s Subscription revenues and Advertising revenues to continue.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the nine months ended September 30, 2013, Other revenues increased due, in part, to revenues from the 2013 Fortune Global Forum conference.

The components of Costs of revenues for the Publishing segment are as follows (millions):

	Three Months Ended			Nine Months Ended

	9/30/13	9/30/12	% Change	9/30/13	9/30/12	% Change
Production costs	$182	$192	(5%)	$535	$578	(7%)
Editorial costs	109	119	(8%)	326	365	(11%)
Other	31	30	3%	80	63	27%

Costs of revenues(a)	$322	$341	(6%)	$941	$1,006	(6%)

(a)	Costs of revenues exclude depreciation.

For the three and nine months ended September 30, 2013, Costs of revenues decreased due primarily to lower production costs, mainly reflecting lower paper prices and reduced print volume as well as lower editorial costs primarily associated with cost savings initiatives, including savings realized from a significant restructuring in the first quarter of 2013, which mainly consisted of headcount reductions (the “2013 Restructuring”). In addition, the decrease in editorial costs for the three and nine months ended September 30, 2013 also reflected a $12 million change in the classification of certain overhead costs. Other costs for the nine months ended September 30, 2013 increased in part due to costs associated with the 2013 Fortune Global Forum conference.

For the three months ended September 30, 2013, Selling, general and administrative expenses increased primarily due to a $20 million increase in incentive compensation, resulting from accruals during the three months ended September 30, 2013 as compared to accrual reversals during the three months ended September 30, 2012 as well as a $12 million change in the classification of certain overhead costs, partly offset by cost savings initiatives, including savings realized from the 2013 Restructuring. For the nine months ended September 30, 2013, Selling, general and administrative expenses decreased primarily due to cost savings initiatives, including savings realized from the 2013 Restructuring.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the nine months ended September 30, 2012 included $1 million of income and a $41 million loss on operating assets, respectively, in connection with the sale of the QSP Business.

The Publishing segment incurred $4 million and $58 million in net Restructuring and severance costs during the three and nine months ended September 30, 2013, respectively, primarily in connection with the 2013 Restructuring.

Operating Income decreased for the three months ended September 30, 2013 primarily due to lower Revenues and higher Selling, general and administrative expenses, partially offset by lower Costs of revenues. Operating Income increased for the nine months ended September 30, 2013, primarily due to lower Costs of revenues, the absence of the $41 million loss on the sale of the QSP Business and lower Selling, general and administrative expenses, partially offset by lower Revenues and higher Restructuring and severance costs.

As a result of the Company’s decision to spin off Time Inc., the Company assessed Goodwill, indefinite-lived intangible assets and long-lived assets at Time Inc. for impairment as of September, 2013, which did not result in any impairment. As of September 30, 2013, the fair value of the Time Inc. reporting unit was approximately 10% in excess of its book value. However, market conditions in the publishing industry, including declines in print advertising revenues and newsstand sales, remain challenging. In addition, to date, certain of Time Inc.’s strategies and initiatives encompassed in Time Inc.’s current long-range plan have not met management’s original expectations. During the third quarter of 2013, Time Inc. appointed a new chief executive officer and chief financial officer, who are in the process of reviewing Time Inc.’s current strategies and initiatives as well as developing new strategies and initiatives for Time Inc. as part of preparing a new long-range plan. As a result, some of Time Inc.’s current strategies and initiatives could be modified, abandoned or replaced with new strategies and initiatives, which could change the Company’s expectations of future cash flows. If market conditions or the Company’s expectations of future cash flows are worse than the Company’s current expectations, it is possible that the carrying values of the Time Inc.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

reporting unit and certain of its tradenames will exceed their respective fair values, which could result in the Company recognizing a noncash impairment of goodwill or indefinite-lived intangible assets that could be material. See Note 1, “Description of Business and Basis of Presentation,” to the accompanying financial statements for more information.

Corporate.  Operating Loss of the Corporate segment for the three and nine months ended September 30, 2013 and 2012 was as follows (millions):

	Three Months Ended			Nine Months Ended

	9/30/13	9/30/12	% Change	9/30/13	9/30/12	% Change
Selling, general and administrative(a)	$(97)	$(78)	24%	$(293)	$(244)	20%
Curtailment	38	-	NM	38	-	NM
Gain on operating assets	-	-	-	8	-	NM
Asset impairments	-	-	-	(7)	-	NM
Restructuring and severance costs	-	-	-	1	(1)	(200%)
Depreciation	(6)	(8)	(25%)	(21)	(21)	-

Operating Loss	$(65)	$(86)	(24%)	$(274)	$(266)	3%

(a)	Selling, general and administrative expenses exclude depreciation.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the three and nine months ended September 30, 2013 included a $38 million gain related to the Curtailment. The results for the nine months ended September 30, 2013 included a $7 million impairment of certain internally developed software and an $8 million gain on the disposal of certain corporate assets.

For the three months ended September 30, 2013, Operating Loss decreased due primarily to the $38 million gain related to the Curtailment, partially offset by higher equity-based compensation expense of $13 million, which mainly reflected higher expenses for performance stock units due to an increase in the Company’s stock price and the Company’s expected performance relative to award targets. For the nine months ended September 30, 2013, Operating Loss increased due primarily to higher equity-based compensation expense of $23 million, which mainly reflected higher expenses for performance stock units, and higher external costs related to mergers, acquisitions or dispositions of $20 million related to the separation of Time Inc. from Time Warner, partially offset by the $38 million gain related to the Curtailment.

Selling, general and administrative expenses included costs related to enterprise efficiency initiatives of $14 million and $13 million for the three months ended September 30, 2013 and 2012, respectively, and $36 million and $35 million for the nine months ended September 30, 2013 and 2012, respectively. The enterprise efficiency initiatives involve the centralization of certain administrative functions to generate cost savings or other benefits for the Company.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments, quarterly dividend payments and the purchase of common stock under the Company’s stock repurchase program. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at September 30, 2013 was $6.587 billion, which included $1.567 billion of Cash and equivalents.

Current Financial Condition

At September 30, 2013, Time Warner had net debt of $17.596 billion ($19.163 billion of debt less $1.567 billion of Cash and equivalents) and $29.929 billion of Shareholders’ equity, compared to net debt of $17.030 billion ($19.871 billion of debt less $2.841 billion of Cash and equivalents) and $29.796 billion of Shareholders’ equity at December 31, 2012.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The following table shows the significant items contributing to the increase in net debt from December 31, 2012 to September 30, 2013 (millions):

Balance at December 31, 2012	$17,030
Cash provided by operations	(2,831)
Capital expenditures	315
Repurchases of common stock	2,603
Dividends paid to common stockholders	811
Investments and acquisitions, net of cash acquired	487
Proceeds from the exercise of stock options	(596)
Investment and sale proceeds	(200)
All other, net	(23)

Balance at September 30, 2013	$17,596

On January 31, 2013, Time Warner’s Board of Directors authorized up to $4.0 billion of share repurchases beginning January 1, 2013, including amounts available under the Company’s prior stock repurchase program as of December 31, 2012. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2013 through November 1, 2013, the Company repurchased 50 million shares of common stock for $3.015 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On September 30, 2013, the Company entered into a multi-year agreement with RatPac-Dune Entertainment to co-finance as many as 75 film titles from Warner Bros. for up to $450 million. The first film under this arrangement was released in October 2013.

Cash Flows

Cash and equivalents decreased by $1.274 billion for the nine months ended September 30, 2013 and $288 million for the nine months ended September 30, 2012. Components of these changes are discussed below in more detail.

Operating Activities

Details of Cash provided by operations are as follows (millions):

	Nine Months Ended September 30,

	2013	2012
Operating Income	$4,765	$3,891
Depreciation and amortization	653	658
Net interest payments(a)	(840)	(834)
Net income taxes paid(b)	(839)	(888)
All other, net, including working capital changes	(908)	(538)

Cash provided by operations(c)	$2,831	$2,289

(a)	Includes cash interest received of $38 million and $20 million for the nine months ended September 30, 2013 and 2012, respectively.
(b)

Includes income tax refunds received of $62 million and $69 million for the nine months ended September 30, 2013 and 2012, respectively, and payments to TWC of $6 million for the nine months ended September 30, 2012 pursuant to an income tax sharing arrangement.

(c)	Includes Cash used by discontinued operations of $1 million and $8 million for the nine months ended September 30, 2013 and 2012, respectively.

Cash provided by operations for the nine months ended September 30, 2013 increased primarily due to higher Operating Income and lower net income taxes paid, partially offset by higher cash used by working capital.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Investing Activities

Details of Cash used by investing activities are as follows (millions):

	Nine Months Ended September 30,

	2013	2012
Investments in available-for-sale securities	$(25)	$(29)
Investments and acquisitions, net of cash acquired:
CME	(287)	(166)
Bleacher Report	-	(170)
All other	(175)	(236)
Capital expenditures	(315)	(426)
Proceeds from the sale of available-for-sale securities	33	1
All other investment and sale proceeds	167	80

Cash used by investing activities	$(602)	$(946)

Cash used by investing activities for the nine months ended September 30, 2013 decreased primarily due to lower capital expenditures at each of the Company’s segments, proceeds from the sale of the Company’s investment in a theater joint venture in Japan and lower investments and acquisitions spending.

Financing Activities

Details of Cash used by financing activities are as follows (millions):

	Nine Months Ended September 30,

	2013	2012
Borrowings	$24	$1,032
Debt repayments	(756)	(678)
Proceeds from the exercise of stock options	596	801
Excess tax benefit from equity instruments	154	58
Principal payments on capital leases	(6)	(9)
Repurchases of common stock	(2,603)	(1,996)
Dividends paid	(811)	(762)
Other financing activities	(101)	(77)

Cash used by financing activities	$(3,503)	$(1,631)

Cash used by financing activities for the nine months ended September 30, 2013 increased primarily due to a decrease in Borrowings, higher Repurchases of common stock and lower Proceeds from the exercise of stock options.

During the nine months ended September 30, 2013, the Company issued approximately 18 million shares of common stock and received $596 million in connection with the exercise of stock options. At September 30, 2013, all of the approximately 28 million exercisable stock options outstanding on such date had exercise prices below the closing price of the Company’s common stock on the New York Stock Exchange.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At September 30, 2013, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $25.798 billion. Of this committed capacity, $6.587 billion was unused and $19.163 billion was outstanding as debt. At September 30, 2013, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$1,567	$-	$-	$1,567
Revolving credit facilities and commercial paper program(d)	5,000	-	-	5,000
Fixed-rate public debt	18,902	-	18,902	-
Other obligations(e)	329	48	261	20

Total	$25,798	$48	$19,163	$6,587

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 14.5 years as of September 30, 2013.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts. At September 30, 2013, the principal amounts of the Company’s public debt mature as follows: $0 in 2013, $0 in 2014, $1.000 billion in 2015, $1.150 billion in 2016, $500 million in 2017, $600 million in 2018 and $15.781 billion thereafter. In the period after 2018, no more than $2.0 billion will mature in any given year.

(d)

The revolving credit facilities consist of two $2.5 billion revolving credit facilities. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the revolving credit facilities.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $18 million are due within the next twelve months.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium cable, basic cable, network and syndicated television exhibition. Backlog was approximately $5.9 billion and $6.0 billion at September 30, 2013 and December 31, 2012, respectively. Included in these amounts is licensing of film product from the Film and TV Entertainment segment to the Networks segment in the amount of $1.3 billion and $1.2 billion at September 30, 2013 and December 31, 2012, respectively.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding (i) the adequacy of the Company’s liquidity to meet its needs for the foreseeable future, (ii) the expected growth in domestic subscription revenues generated industry-wide by basic cable networks and premium pay television services, (iii) the Company’s expectation that the rate of growth in the Networks segment’s Operating Income for the year ended December 31, 2013 will decline as compared to the first nine months of 2013, (iv) the possible changes to the Publishing segment’s strategies and initiatives and the Company’s expectations of future cash flows of the Publishing segment, (v) the Time Separation, (vi) the acquisition of American Express Publishing Corporation and (vii) the Company’s expectation that the soft market conditions associated with the Publishing segment’s Subscription and Advertising revenues will continue.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(Unaudited; millions, except share amounts)

	September 30,	December 31,

	2013	2012

ASSETS
Current assets
Cash and equivalents	$1,567	$2,841
Receivables, less allowances of $1,212 and $1,757	6,763	7,385
Inventories	2,056	2,036
Deferred income taxes	459	474
Prepaid expenses and other current assets	736	528

Total current assets	11,581	13,264

Noncurrent inventories and theatrical film and television production costs	6,539	6,675
Investments, including available-for-sale securities	1,953	1,966
Property, plant and equipment, net	3,692	3,942
Intangible assets subject to amortization, net	2,019	2,108
Intangible assets not subject to amortization	7,680	7,642
Goodwill	30,527	30,446
Other assets	2,462	2,046

Total assets	$66,453	$68,089

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,776	$8,039
Deferred revenue	874	1,011
Debt due within one year	18	749

Total current liabilities	7,668	9,799

Long-term debt	19,145	19,122
Deferred income taxes	2,510	2,127
Deferred revenue	496	523
Other noncurrent liabilities	6,704	6,721
Commitments and Contingencies (Note 13)

Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 909 million and 932 million shares outstanding	17	17
Paid-in-capital	153,650	154,577
Treasury stock, at cost (743 million and 720 million shares)	(36,641)	(35,077)
Accumulated other comprehensive loss, net	(1,073)	(989)
Accumulated deficit	(86,024)	(88,732)

Total Time Warner Inc. shareholders’ equity	29,929	29,796
Noncontrolling interests	1	1

Total equity	29,930	29,797

Total liabilities and equity	$66,453	$68,089

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited; millions, except per share amounts)

	Three Months Ended		Nine Months Ended

	9/30/13	9/30/12	9/30/13	9/30/12

Revenues	$6,856	$6,842	$21,230	$20,565
Costs of revenues	(3,483)	(3,657)	(11,454)	(11,498)
Selling, general and administrative	(1,517)	(1,511)	(4,735)	(4,692)
Amortization of intangible assets	(60)	(57)	(181)	(178)
Restructuring and severance costs	(60)	(35)	(190)	(84)
Asset impairments	(5)	(3)	(35)	(182)
Gain (loss) on operating assets, net	113	2	130	(40)

Operating income	1,844	1,581	4,765	3,891
Interest expense, net	(301)	(318)	(890)	(946)
Other loss, net	(20)	(23)	(63)	(92)

Income from continuing operations before income taxes	1,523	1,240	3,812	2,853
Income tax provision	(477)	(418)	(1,241)	(1,043)

Income from continuing operations	1,046	822	2,571	1,810
Discontinued operations, net of tax	137	-	137	-

Net income	1,183	822	2,708	1,810
Less Net loss attributable to noncontrolling interests	-	-	-	3

Net income attributable to Time Warner Inc. shareholders	$1,183	$822	$2,708	$1,813

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$1.14	$0.86	$2.76	$1.88
Discontinued operations	0.15	-	0.15	-

Basic net income per common share	$1.29	$0.86	$2.91	$1.88

Average basic common shares outstanding	916.8	950.4	926.1	958.5

Diluted income per common share from continuing operations	$1.11	$0.84	$2.71	$1.85
Discontinued operations	0.15	-	0.14	-

Diluted net income per common share	$1.26	$0.84	$2.85	$1.85

Average diluted common shares outstanding	938.8	973.9	948.7	979.4

Cash dividends declared per share of common stock	$0.2875	$0.2600	$0.8625	$0.7800

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited; millions)

	Three Months Ended		Nine Months Ended

	9/30/13	9/30/12	9/30/13	9/30/12

Net income	$1,183	$822	$2,708	$1,810

Other comprehensive income (loss), net of tax:
Foreign currency translation:
Unrealized gains (losses) occurring during the period	14	56	(85)	19
Less Reclassification adjustment for (gains) losses realized in net income	-	-	(6)	10

Change in foreign currency translation	14	56	(91)	29

Unrealized gains on securities occurring during the period	1	3	1	3

Benefit obligations:
Unrealized gains (losses) occurring during the period	2	(7)	(17)	(15)
Less Reclassification adjustment for losses realized in net income	4	4	16	13

Change in benefit obligations	6	(3)	(1)	(2)

Derivative financial instruments:
Unrealized gains (losses) occurring during the period	13	(11)	26	5
Less Reclassification adjustment for (gains) losses realized in net income	(6)	3	(19)	(1)

Change in derivative financial instruments	7	(8)	7	4

Other comprehensive income (loss)	28	48	(84)	34

Comprehensive income	1,211	870	2,624	1,844
Less Comprehensive loss attributable to noncontrolling interests	-	-	-	3

Comprehensive income attributable to Time Warner Inc. shareholders	$1,211	$870	$2,624	$1,847

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months Ended September 30,

(Unaudited; millions)

	2013	2012

OPERATIONS
Net income	$2,708	$1,810
Less Discontinued operations, net of tax	(137)	-

Net income from continuing operations	2,571	1,810
Adjustments for noncash and nonoperating items:
Depreciation and amortization	653	658
Amortization of film and television costs	5,202	5,375
Asset impairments	35	182
(Gain) loss on investments and other assets, net	(70)	71
Equity in losses of investee companies, net of cash distributions	168	92
Equity-based compensation	202	187
Deferred income taxes	716	40
Changes in operating assets and liabilities, net of acquisitions	(6,645)	(6,118)

Cash provided by operations from continuing operations	2,832	2,297
Cash used by operations from discontinued operations	(1)	(8)

Cash provided by operations	2,831	2,289

INVESTING ACTIVITIES
Investments in available-for-sale securities	(25)	(29)
Investments and acquisitions, net of cash acquired	(462)	(572)
Capital expenditures	(315)	(426)
Investment proceeds from available-for-sale securities	33	1
Other investment proceeds	167	80

Cash used by investing activities	(602)	(946)

FINANCING ACTIVITIES
Borrowings	24	1,032
Debt repayments	(756)	(678)
Proceeds from exercise of stock options	596	801
Excess tax benefit from equity instruments	154	58
Principal payments on capital leases	(6)	(9)
Repurchases of common stock	(2,603)	(1,996)
Dividends paid	(811)	(762)
Other financing activities	(101)	(77)

Cash used by financing activities	(3,503)	(1,631)

DECREASE IN CASH AND EQUIVALENTS	(1,274)	(288)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,841	3,476

CASH AND EQUIVALENTS AT END OF PERIOD	$1,567	$3,188

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended September 30,

(Unaudited; millions)

	2013			2012
	Time Warner Shareholders	Noncontrolling Interests	Total Equity	Time Warner Shareholders	Noncontrolling Interests	Total Equity

BALANCE AT BEGINNING OF PERIOD	$29,796	$1	$29,797	$29,957	$(3)	$29,954
Net income	2,708	-	2,708	1,813	(3)	1,810
Other comprehensive income (loss)	(84)	-	(84)	34	-	34
Cash dividends	(811)	-	(811)	(762)	-	(762)
Common stock repurchases	(2,604)	-	(2,604)	(2,037)	-	(2,037)
Amounts related primarily to stock options and restricted stock units	924	-	924	979	6	985

BALANCE AT END OF PERIOD	$29,929	$1	$29,930	$29,984	$-	$29,984

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Recast of Historical Financial Results - CME Investment

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the September 30, 2013 presentation.

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

Recent Accounting Guidance Not Yet Adopted

Presentation of Unrecognized Tax Benefits

In July 2013, guidance was issued that requires a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of a jurisdiction or the tax law of a jurisdiction does not require it, and the Company does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance, which will become effective for the Company on January 1, 2014 and will be applied on a prospective basis, is not expected to have a material impact on the Company’s consolidated financial statements.

Interim Impairment Testing of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets at Time Inc.

As discussed in more detail in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Policies,” to the Company’s consolidated financial statements in the 2012 Form 10-K, Goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Long-lived assets, including finite-lived intangible assets, do not require that an annual impairment test be performed. Instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. As a result of the Company’s decision to spin off Time Inc., the Company assessed Goodwill, indefinite-lived intangible assets and long-lived assets at Time Inc. for impairment as of September 30, 2013.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The September 30, 2013 impairment test did not result in an impairment of Goodwill at Time Inc. because the fair value of the Time Inc. reporting unit exceeded its carrying value by approximately 10%. Had the fair value of the Time Inc. reporting unit been less than its carrying value, the Company would have been required to perform the second step of the impairment review process to determine the ultimate amount of the impairment loss to record. The significant assumptions utilized in the impairment test included projected future cash flows from Time Inc.’s 2013 budget and long-range plan, a discount rate of 11.5%, and a terminal growth rate of 2%. In addition, in conducting its impairment test, the Company considered trading multiples of comparable publicly-traded companies. For more information regarding the separation of Time Inc. from Time Warner, see Note 2, “Business Acquisitions and Dispositions.”

Additionally, the impairment test did not result in the impairment of any indefinite-lived intangible assets at Time Inc. because the estimated fair value of such assets exceeded their respective carrying values. To illustrate the magnitude of the potential impairment relative to future changes in estimated fair value, had the fair value of a certain tradename at Time Inc. with an aggregate carrying value of $539 million been hypothetically 10% lower as of September 30, 2013, the aggregate carrying value of that tradename would have exceeded its fair value by $47 million. The significant assumptions utilized in the impairment tests of indefinite-lived intangible assets included a discount rate of 12.0% and a terminal growth rate of 2%.

The impairment test for long-lived assets, including finite-lived intangible assets, utilized estimates of undiscounted future cash flows based on the use of the assets for their remaining useful life assuming the disposition transaction (i.e., the spin-off of the Publishing segment) does not occur. The impairment test did not result in the impairment of any long-lived assets.

Although the September 30, 2013 impairment test did not result in an impairment of goodwill or intangible assets, market conditions in the publishing industry, including declines in print advertising revenues and newsstand sales, remain challenging. In addition, to date, certain of Time Inc.’s strategies and initiatives encompassed in Time Inc.’s current long-range plan have not met management’s original expectations. During the third quarter of 2013, Time Inc. appointed a new chief executive officer and chief financial officer, who are in the process of reviewing Time Inc.’s current strategies and initiatives as well as developing new strategies and initiatives for Time Inc. as part of preparing a new long-range plan. As a result, some of Time Inc.’s current strategies and initiatives could be modified, abandoned or replaced with new strategies and initiatives, which could change the Company’s expectations of future cash flows. If market conditions or the Company’s expectations of future cash flows are worse than the Company’s current expectations, it is possible that the carrying values of the Time Inc. reporting unit and certain of its tradenames will exceed their respective fair values, which could result in the Company recognizing a noncash impairment of goodwill or indefinite-lived intangible assets that could be material.

Discontinued Operations

During the third quarter of 2013, the Company recognized additional net tax benefits associated with certain foreign tax attributes of the Warner Music Group, which the Company disposed of in 2004. The net benefit of $137 million is recognized in Discontinued operations, net of tax in the Consolidated Statement of Operations.

2.	BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisition

HBO Asia and HBO South Asia

In September 2013, Home Box Office purchased its partner’s interests in HBO Asia and HBO South Asia (collectively, “HBO Asia”) for $37 million in cash, net of cash acquired. HBO Asia operates HBO- and Cinemax- branded premium pay and basic tier television services serving over 15 countries in Asia. As a result of this acquisition, Home Box Office now owns 100% of HBO Asia and has consolidated their results of operations and financial condition effective September 30, 2013. For the three and nine months ended September 30, 2013, Home Box Office recognized a $105 million gain upon the Company’s acquisition of the controlling interests in HBO Asia. The operating results of HBO Asia did not have a material impact on the Company’s consolidated financial results for the three and nine months ended September 30, 2013.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Disposition

Time Inc. Separation from Time Warner

On March 6, 2013, Time Warner announced that its Board of Directors has authorized management to proceed with plans for the complete legal and structural separation of the Company’s Publishing segment from Time Warner (the “Time Separation”). The Time Separation is currently expected to be effected as a spin-off of Time Inc., a wholly owned subsidiary. In the Time Separation, Time Warner will distribute all of its Time Inc. common stock to Time Warner stockholders, and Time Inc. will become an independent publicly-traded company. The Time Separation is contingent on the satisfaction of a number of conditions, including the effectiveness of a registration statement on Form 10 that Time Inc. will file with the Securities and Exchange Commission. Time Warner expects to complete the Time Separation during the second quarter of 2014.

3.	INVESTMENTS

CME

CME is a publicly-traded broadcasting company operating leading networks in six Central and Eastern European countries. During the second quarter of 2013, CME conducted a public offering of shares of its Class A common stock in which the Company purchased approximately 28.5 million shares for approximately $78 million in cash. As of September 30, 2013, the Company owned 61.4 million shares of CME’s Class A common stock and 1 share of Series A convertible preferred stock, which is convertible into 11.2 million shares of CME’s Class A common stock and votes with the Class A common stock on an as-converted basis. The combination of these holdings provide the Company with a 49.9% voting interest in CME’s common stock.

Since the Company’s initial investment in CME in May 2009, CME founder and Non-Executive Chairman Ronald S. Lauder had controlled the voting rights associated with the Company’s shares in CME pursuant to a voting agreement between the parties. During the second quarter of 2013, the voting agreement ended and the Company assumed control of the voting rights associated with its shares of Class A common stock and Series A convertible preferred stock. Prior to the second quarter of 2013, the Company accounted for its investment in CME under the cost method of accounting. However, as a result of the end of the voting agreement with Mr. Lauder, the Company began accounting for its investment in the Class A common stock and Series A convertible preferred stock of CME under the equity method of accounting. In accordance with applicable accounting guidance, in the second quarter of 2013 the Company recast its historical financial results to reflect the presentation of its investment in the Class A common stock and Series A convertible preferred stock of CME under the equity method of accounting for all prior periods from the date of the Company’s initial investment in CME in May 2009. The recast resulted in an increase in net income of $34 million for the three months ended March 31, 2013 and a decrease in net income of $5 million, $17 million, $16 million and $56 million for the three months ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012, respectively.

In addition, on June 25, 2013, the Company purchased $200 million of CME’s newly-issued, non-voting Series B convertible redeemable preferred shares. The Series B convertible redeemable preferred shares will accrete in value through the third anniversary of closing at an annual rate of 7.5% compounded quarterly and from the third anniversary to the fifth anniversary of closing at an annual rate of 3.75% compounded quarterly. Thereafter, the Series B convertible redeemable preferred shares will no longer accrete in value. CME has the right, beginning on the third anniversary, to pay a cash dividend to the Company in lieu of further accretion. Each Series B convertible redeemable preferred share may be converted into shares of Class A common stock at the Company’s option at any time after the third anniversary of the closing. The number of shares of Class A common stock received upon conversion would be determined by dividing the accreted value of the Series B convertible redeemable preferred shares (including any accrued but unpaid dividends) by the conversion price of $3.1625. The Series B convertible redeemable preferred shares will also be redeemable at the option of CME at any time after the third anniversary of the closing; however, upon notice from CME of a proposed redemption, the Company may elect to receive cash or shares of Class A common stock. The Company accounts for its investment in the Series B convertible redeemable preferred shares of CME under the cost method of accounting.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, respectively (millions):

	September 30, 2013				December 31, 2012

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities(a)	$236	$5	$-	$241	$258	$5	$-	$263
Available-for-sale securities:
Equity securities	32	-	-	32	18	-	-	18
Debt securities	-	38	-	38	-	99	-	99
Derivatives:
Foreign exchange contracts	-	33	-	33	-	9	-	9
Other	5	-	10	15	4	-	13	17
Liabilities:
Derivatives:
Foreign exchange contracts	-	(6)	-	(6)	-	(31)	-	(31)
Other	-	-	(6)	(6)	-	-	(6)	(6)

Total	$273	$70	$4	$347	$280	$82	$7	$369

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements. During the nine months ended September 30, 2013, approximately $13 million of certain available-for-sale debt securities classified within Level 2 were transferred into available-for-sale equity securities and classified within Level 1 due to the initial public offering of the investee.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2013 and 2012, assets and liabilities valued using significant unobservable inputs (Level 3) primarily consisted of an asset related to equity instruments held by employees of a former subsidiary of the Company, liabilities for contingent consideration and options to redeem securities. The following table reconciles the beginning and ending balances of net derivative assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the nine months ended September 30, 2013 and 2012, respectively, on such assets and liabilities that were included in the Consolidated Balance Sheet as of September 30, 2013 and 2012, respectively (millions):

	September 30, 2013	September 30, 2012
Balance as of the beginning of the period	$7	$3
Total gains (losses), net:
Included in operating income	-	1
Included in other loss, net	12	7
Included in other comprehensive loss	-	-
Settlements	(13)	(5)
Issuances	(2)	-
Transfers in and/or out of Level 3	-	-

Balance as of the end of the period	$4	$6

Net gain for the period included in net income related to assets and liabilities still held as of the end of the period	$10	$8

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at September 30, 2013, the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.703 billion and, based on interest rates prevailing at December 31, 2012, the fair value of Time Warner’s debt exceeded its carrying value by approximately $4.622 billion. The fair value of Time Warner’s debt was considered a Level 2 measurement as it was based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of the financial instruments or because the financial instruments are of a longer-term nature and are recorded on a discounted basis. For the remainder of the Company’s other financial instruments, differences between the carrying value and fair value were not significant at September 30, 2013. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

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

During the three and nine months ended September 30, 2013, the Company was required to perform impairment reviews of certain long-lived assets at certain Turner international subsidiaries. As a result of its reviews, the Company recorded noncash impairments of $5 million and $17 million, respectively, to write down the value of certain intangible assets to zero. During the nine months ended September 30, 2012, the Company was required to perform an impairment review of certain long-lived assets at Imagine, Turner’s general entertainment network in India. As a result of its review, the Company recorded a noncash impairment of $19 million to write down the value of certain long-lived assets, primarily intangible assets, to zero. In both periods, the resulting fair value measurements were considered to be Level 3 measurements and were determined using a discounted cash flow (“DCF”) methodology with assumptions for cash flows associated with the use and eventual disposition of the assets.

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

	Carrying value before write down	Carrying value after write down
Fair value measurements made during the three months ended September 30,:
2013	$70	$45
2012	19	-

Fair value measurements made during the nine months ended September 30,:
2013	$105	$49
2012	193	102

5.	INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	September 30, 2013	December 31, 2012
Inventories:
Programming costs, less amortization	$3,774	$3,817
DVDs, Blu-ray Discs, books, paper and other merchandise	370	326

Total inventories	4,144	4,143
Less: current portion of inventory	(2,056)	(2,036)

Total noncurrent inventories	2,088	2,107

Theatrical film production costs:(a)
Released, less amortization	534	597
Completed and not released	329	174
In production	1,341	1,770
Development and pre-production	90	106

Television production costs:(a)
Released, less amortization	1,096	1,034
Completed and not released	497	396
In production	557	487
Development and pre-production	7	4

Total theatrical film and television production costs	4,451	4,568

Total noncurrent inventories and theatrical film and television production costs	$6,539	$6,675

(a)

Does not include $1.000 billion and $1.107 billion of acquired film library intangible assets as of September 30, 2013 and December 31, 2012, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

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

Gains and losses from hedging activities recognized in the Consolidated Statement of Operations, including hedge ineffectiveness, were not material for the three and nine months ended September 30, 2013 and 2012. In addition, such gains and losses were largely offset by corresponding economic gains or losses from the respective transactions that were hedged.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions and has entered into collateral agreements with certain of these counterparties to further protect the Company in the event of deterioration of the credit quality of such counterparties on outstanding transactions. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. The Company offsets the fair values of the foreign exchange derivatives contracts executed with the same counterparty and classifies that amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at September 30, 2013 and December 31, 2012 (millions):

	September 30, 2013(a)	December 31, 2012(b)
Prepaid expenses and other current assets	$33	$9
Accounts payable and accrued liabilities	(6)	(31)

(a)

Includes $81 million ($54 million of qualifying hedges and $27 million of economic hedges) and $54 million ($40 million of qualifying hedges and $14 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

(b)

Includes $79 million ($69 million of qualifying hedges and $10 million of economic hedges) and $101 million ($81 million of qualifying hedges and $20 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

At September 30, 2013 and December 31, 2012, $31 million and $19 million of gains, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net are deferred net gains of $21 million and $8 million at September 30, 2013 and December 31, 2012, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

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

From January 1, 2013 through September 30, 2013, the Company repurchased approximately 44 million shares of common stock for approximately $2.604 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of September 30, 2013, $1.396 billion was remaining under the stock repurchase program.

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

The following summary sets forth the activity within Other comprehensive income (loss) (millions):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013

	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized gains (losses) on foreign currency translation	$10	$4	$14	$(117)	$32	$(85)
Reclassification adjustment for gains on foreign currency translation realized in net income(a)	-	-	-	(9)	3	(6)
Unrealized gains on securities	2	(1)	1	2	(1)	1
Unrealized gains (losses) on benefit obligations	16	(14)	2	(2)	(15)	(17)
Reclassification adjustment for losses on benefit obligations realized in net income(b)	6	(2)	4	24	(8)	16
Unrealized gains on derivative financial instruments	21	(8)	13	42	(16)	26
Reclassification adjustment for gains on derivative financial instruments realized in net income(c)	(10)	4	(6)	(31)	12	(19)

Other comprehensive income (loss)	$45	$(17)	$28	$(91)	$7	$(84)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012

	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized gains on foreign currency translation	$64	$(8)	$56	$24	$(5)	$19
Reclassification adjustment for losses on foreign currency translation realized in net income(a)	-	-	-	10	-	10
Unrealized gains on securities	5	(2)	3	4	(1)	3
Unrealized losses on benefit obligations	(3)	(4)	(7)	(16)	1	(15)
Reclassification adjustment for losses on benefit obligations realized in net income(b)	7	(3)	4	21	(8)	13
Unrealized gains (losses) on derivative financial instruments	(17)	6	(11)	9	(4)	5
Reclassification adjustment for (gains) losses on derivative financial instruments realized in net income(c)	5	(2)	3	(1)	-	(1)

Other comprehensive income	$61	$(13)	$48	$51	$(17)	$34

(a)	Pretax (gains) losses included in Other loss, net.
(b)	Pretax (gains) losses included in Selling, general, and administrative expenses.
(c)	Pretax (gains) losses included in Selling, general and administrative expenses, Costs of revenues and Other loss, net are as follows (millions):

	Three Months Ended		Nine Months Ended

	9/30/13	9/30/12	9/30/13	9/30/12
Selling, general and administrative expenses	$(2)	$(3)	$(3)	$(10)
Costs of revenues	(8)	8	(25)	9
Other loss, net	-	-	(3)	-

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Three Months Ended		Nine Months Ended

	9/30/13	9/30/12	9/30/13	9/30/12
Income from continuing operations attributable to Time Warner Inc. shareholders	$1,046	$822	$2,571	$1,813
Income allocated to participating securities	(4)	(4)	(12)	(13)

Income from continuing operations attributable to Time Warner Inc. common shareholders — basic	$1,042	$818	$2,559	$1,800

Average number of common shares outstanding — basic	916.8	950.4	926.1	958.5
Dilutive effect of equity awards	22.0	23.5	22.6	20.9

Average number of common shares outstanding — diluted	938.8	973.9	948.7	979.4

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$1.14	$0.86	$2.76	$1.88
Diluted	$1.11	$0.84	$2.71	$1.85

Diluted income per common share from continuing operations for the three and nine months ended September 30, 2013 and 2012 excludes certain common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect as set forth below (millions):

	Three Months Ended		Nine Months Ended

	9/30/13	9/30/12	9/30/13	9/30/12
Antidilutive common shares	-	11	-	33

9.	EQUITY-BASED COMPENSATION

The table below summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per option:

	Nine Months Ended September 30,
	2013	2012
Expected volatility	29.7%	31.2%
Expected term to exercise from grant date	6.31 years	6.50 years
Risk-free rate	1.2%	1.3%
Expected dividend yield	2.1%	2.8%
Weighted average grant date fair value per option	$12.79	$8.69

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the weighted average grant date fair value of restricted stock units (“RSUs”) and target performance stock units (“PSUs”). For certain PSUs, the service inception date precedes the grant date and requires the Company to apply mark-to-market accounting that is reflected in the grant date fair values presented:

	Nine Months Ended September 30,

	2013	2012
RSUs	$53.71	$37.47
PSUs	74.63	78.97

The following table sets forth the number of stock options, RSUs and target PSUs granted (millions):

	Nine Months Ended September 30,

	2013	2012
Stock options	1.3	4.7
RSUs	3.2	5.4
PSUs	0.2	0.2

Compensation expense recognized for equity-based awards is as follows (millions):

	Three Months Ended		Nine Months Ended

	9/30/13	9/30/12	9/30/13	9/30/12
RSUs and PSUs	$45	$30	$170	$143
Stock options	8	10	32	44

Total impact on operating income	$53	$40	$202	$187

Tax benefit recognized	$18	$14	$69	$66

Total unrecognized compensation cost related to unvested RSUs and target PSUs as of September 30, 2013, without taking into account expected forfeitures, is $237 million and is expected to be recognized over a weighted-average period between one and two years.

Total unrecognized compensation cost related to unvested stock options as of September 30, 2013, without taking into account expected forfeitures, is $32 million and is expected to be recognized over a weighted-average period of one year.

10.	BENEFIT PLANS

Plan Amendments

On July 30, 2013, the Company’s Board of Directors approved amendments to the Time Warner Group Health Plan. Pursuant to the amendments, (i) subsidized medical benefits provided to eligible retired employees (and their eligible dependents) will be discontinued for all future retirees who are employed on December 31, 2013 and who do not meet the eligibility criteria by December 31, 2015 and (ii) effective January 1, 2014, post-65 retiree medical coverage will be discontinued and eligible retirees (and their eligible dependents) will move to coverage provided in the individual health insurance market. As a result of these amendments, the Company recorded a curtailment gain of $38 million during the three months ended September 30, 2013.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of Net Periodic Benefit Costs

A summary of the components of the net periodic benefit costs recognized for substantially all of Time Warner’s defined benefit pension plans for the three and nine months ended September 30, 2013 and 2012 is as follows (millions):

	Three Months Ended		Nine Months Ended

	9/30/13	9/30/12	9/30/13	9/30/12
Service cost	$-	$1	$2	$2
Interest cost	43	44	128	133
Expected return on plan assets	(49)	(47)	(148)	(141)
Amortization of prior service cost	1	1	1	1
Amortization of net loss	8	6	26	20

Net periodic benefit costs	$3	$5	$9	$15

Contributions	$11	$8	$30	$43

11.	RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance costs expensed as incurred by segment for the three and nine months ended September 30, 2013 and 2012 are as follows (millions):

	Three Months Ended		Nine Months Ended

	9/30/13	9/30/12	9/30/13	9/30/12
Networks	$54	$18	$100	$40
Film and TV Entertainment	2	11	33	19
Publishing	4	6	58	24
Corporate	-	-	(1)	1

Total restructuring and severance costs	$60	$35	$190	$84

	Three Months Ended		Nine Months Ended

	9/30/13	9/30/12	9/30/13	9/30/12
2013 activity	$59	$-	$189	$-
2012 and prior activity	1	35	1	84

Total restructuring and severance costs	$60	$35	$190	$84

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2012	$118	$48	$166
Net accruals	188	2	190
Noncash reductions(a)	(3)	-	(3)
Cash paid	(121)	(12)	(133)

Remaining liability as of September 30, 2013	$182	$38	$220

(a)	Noncash reductions relate to the settlement of certain employee-related liabilities with equity instruments.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2013, of the remaining liability of $220 million, $117 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $103 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2020.

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

Information as to the Revenues, intersegment revenues, Operating Income (Loss) and Assets of Time Warner in each of its reportable segments is set forth below (millions):

	Three Months Ended		Nine Months Ended

	9/30/13	9/30/12	9/30/13	9/30/12
Revenues
Networks	$3,521	$3,339	$11,057	$10,539
Film and TV Entertainment	2,694	2,897	8,316	8,295
Publishing	818	838	2,388	2,469
Intersegment eliminations	(177)	(232)	(531)	(738)

Total revenues	$6,856	$6,842	$21,230	$20,565

	Three Months Ended		Nine Months Ended

	9/30/13	9/30/12	9/30/13	9/30/12
Intersegment Revenues
Networks	$19	$15	$68	$70
Film and TV Entertainment	156	214	454	648
Publishing	2	3	9	20

Total intersegment revenues	$177	$232	$531	$738

	Three Months Ended		Nine Months Ended

	9/30/13	9/30/12	9/30/13	9/30/12
Operating Income (Loss)
Networks	$1,469	$1,224	$4,011	$3,341
Film and TV Entertainment	307	328	751	676
Publishing	115	127	230	220
Corporate	(65)	(86)	(274)	(266)
Intersegment eliminations	18	(12)	47	(80)

Total operating income (loss)	$1,844	$1,581	$4,765	$3,891

	September 30, 2013	December 31, 2012
Assets
Networks	$39,062	$38,868
Film and TV Entertainment	19,164	19,853
Publishing	5,673	5,850
Corporate	2,554	3,518

Total assets	$66,453	$68,089

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	COMMITMENTS AND CONTINGENCIES

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at September 30, 2013. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

Contingencies

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.

On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint seeks an accounting and demands up to one-half of the profits made on Superman since the alleged April 16, 1999 termination by plaintiffs of Siegel’s grants of one-half of the rights to the Superman character to DC Comics’ predecessor-in-interest. Plaintiffs have also asserted various Lanham Act and unfair competition claims, alleging “wasting” of the Superman property by DC Comics, and the Company has filed counterclaims. On March 26, 2008, the court entered an order of summary judgment finding, among other things, that plaintiffs’ notices of termination were valid and that plaintiffs had thereby recaptured, as of April 16, 1999, their rights to a one-half interest in the Superman story material, as first published, but that the accounting for profits would not include profits attributable to foreign exploitation, republication of pre-termination works and trademark exploitation. On January 10, 2013, the U.S. Court of Appeals for the Ninth Circuit reversed the district court’s decision to grant summary judgment in plaintiffs’ favor, holding that the parties reached a binding settlement agreement in 2001, and directed the district court to reconsider its ruling on DC Comics’ counterclaims challenging the validity of the plaintiffs’ termination notices. By orders dated March 20, 2013, April 18, 2013, and June 18, 2013, the district court, among other things, granted summary judgment and entered final judgment in this lawsuit and the related Superboy lawsuit, described below, in DC Comics’ favor, ruling that the plaintiffs had transferred any and all rights in the Superman and Superboy properties to DC Comics in 2001 pursuant to a binding settlement agreement. On July 16, 2013, the plaintiffs filed a notice of appeal from the final judgment to the U.S. Court of Appeals for the Ninth Circuit.

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

On May 14, 2010, DC Comics filed a related lawsuit in the U.S. District Court for the Central District of California against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls. The lawsuit asserts a claim for declaratory relief concerning the validity and scope of the copyright termination notice served by the Shuster heirs, which, together with the termination notices served by the Siegel heirs described above, purports to preclude DC Comics from creating new Superman and/or Superboy works for distribution and sale in the United States after October 26, 2013. The lawsuit also asserts state law-based claims, including seeking declaratory relief with respect to, inter alia, the validity of various agreements between Mr. Toberoff, his companies and the Shuster and Siegel heirs, and claims for intentional interference by Mr. Toberoff with DC Comics’ contracts and prospective economic advantage with the Shuster and Siegel heirs, for which DC Comics seeks monetary damages. On October 17, 2012, the district court granted partial summary judgment in favor of DC Comics, holding that, among other things, the copyright termination notice served by the Shuster heirs is invalid and the agreements referenced above interfered with DC Comics’ rights under the copyright termination provisions. On December 11, 2012, defendants filed a notice of appeal of the district court’s ruling with the U.S. Court of Appeals for the Ninth Circuit. On April 4, 2013, the district court granted summary judgment in favor of defendants on DC Comics’ intentional interference claims and denied without prejudice summary judgment on the unfair competition-based claim pending resolution of defendants’ appeal before the U.S. Court of Appeals for the Ninth Circuit.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

For matters disclosed above for which a loss is probable or reasonably possible, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0 and $65 million at September 30, 2013. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Income Tax Uncertainties

During the nine months ended September 30, 2013, the Company recorded net decreases to income tax reserves of approximately $11 million, of which approximately $8 million impacted the Company’s effective tax rate for continuing operations. In addition, the Company recorded $63 million of tax reserves related to discontinued foreign operations. During the nine months ended September 30, 2013, the Company recorded increases to interest reserves related to the income tax reserves of approximately $12 million.

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

	Three Months Ended		Nine Months Ended

	9/30/13	9/30/12	9/30/13	9/30/12
Revenues	$81	$91	$345	$369
Expenses	(11)	(11)	(32)	(50)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other loss, net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

	Nine Months Ended September 30,

	2013	2012
Cash Flows
Cash payments made for interest	$(878)	$(854)
Interest income received	38	20

Cash interest payments, net	$(840)	$(834)

Cash payments made for income taxes	$(901)	$(951)
Income tax refunds received	62	69
TWC tax sharing payments, net(a)	-	(6)

Cash tax payments, net	$(839)	$(888)

(a)	Represents net amounts paid to TWC in accordance with tax sharing agreements with TWC.

	Three Months Ended		Nine Months Ended

	9/30/13	9/30/12	9/30/13	9/30/12
Interest Expense, Net
Interest income	$21	$22	$72	$75
Interest expense	(322)	(340)	(962)	(1,021)

Total interest expense, net	$(301)	$(318)	$(890)	$(946)

	Three Months Ended		Nine Months Ended

	9/30/13	9/30/12	9/30/13	9/30/12
Other Loss, Net
Investment gains (losses), net	$12	$(5)	$67	$(29)
Loss on equity method investees	(27)	(23)	(120)	(75)
Other	(5)	5	(10)	12

Total other loss, net	$(20)	$(23)	$(63)	$(92)

	September 30, 2013	December 31, 2012
Accounts Payable and Accrued Liabilities
Accounts payable	$633	$771
Accrued expenses	1,685	2,176
Participations payable	2,287	2,461
Programming costs payable	720	747
Accrued compensation	964	1,075
Accrued interest	340	323
Accrued income taxes	147	486

Total accounts payable and accrued liabilities	$6,776	$8,039

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2013	December 31, 2012
Other Noncurrent Liabilities
Noncurrent tax and interest reserves	$2,560	$2,482
Participations payable	1,044	963
Programming costs payable	1,083	1,092
Noncurrent pension and post-retirement liabilities	986	1,058
Deferred compensation	524	580
Other noncurrent liabilities	507	546

Total other noncurrent liabilities	$6,704	$6,721

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

For the Company’s collaborative arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $108 million and $130 million were recorded in Costs of revenues for the three months ended September 30, 2013 and 2012, respectively, and $351 million and $300 million were recorded in Costs of revenues for the nine months ended September 30, 2013 and 2012, respectively.

The aggregate programming rights fee, production costs, advertising revenues and sponsorship revenues related to the NCAA Tournament and related programming are shared equally by Turner and CBS. However, if the amount paid for the programming rights fee and production costs, in any given year, exceeds advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to specified annual amounts (the “loss cap”), ranging from approximately $90 million to $30 million. The amount incurred by the Company pursuant to the loss cap during the three and nine months ended September 30, 2013 and 2012 was not significant.

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Overview

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations and cash flows of (i) Time Warner Inc. (the “Parent Company”), (ii) Historic TW Inc. (in its own capacity and as successor by merger to Time Warner Companies, Inc.), Home Box Office, Inc., and Turner Broadcasting System, Inc., each a wholly owned subsidiary of the Parent Company (collectively, the “Guarantor Subsidiaries”), on a combined basis, (iii) the direct and indirect non-guarantor subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”), on a combined basis, and (iv) the eliminations necessary to arrive at the information for Time Warner Inc. on a consolidated basis. The Guarantor Subsidiaries, fully and unconditionally, jointly and severally, guarantee securities issued under certain of the Company’s indentures on an unsecured basis.

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

All direct and indirect domestic subsidiaries are included in Time Warner Inc.’s consolidated U.S. tax return. In the condensed consolidating financial statements, tax expense has been allocated based on each such subsidiary’s relative pretax income to the consolidated pretax income. With respect to the use of certain consolidated tax attributes (principally operating and capital loss carryforwards), such benefits have been allocated to the respective subsidiary that generated the taxable income permitting such use (i.e., pro-rata based on where the income was generated). For example, to the extent a Non-Guarantor Subsidiary generated a gain on the sale of a business for which the Parent Company utilized tax attributes to offset such gain, the tax attribute benefit would be allocated to that Non-Guarantor Subsidiary. Deferred taxes of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been allocated based on the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

September 30, 2013

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

ASSETS
Current assets
Cash and equivalents	$564	$273	$730	$-	$1,567
Receivables, net	14	852	5,897	-	6,763
Inventories	-	372	1,684	-	2,056
Deferred income taxes	459	404	308	(712)	459
Prepaid expenses and other current assets	191	92	453	-	736

Total current assets	1,228	1,993	9,072	(712)	11,581
Noncurrent inventories and theatrical film and television production costs	-	1,853	4,767	(81)	6,539
Investments in amounts due to and from consolidated subsidiaries	47,999	20,850	12,470	(81,319)	-
Investments, including available-for-sale securities	110	420	1,423	-	1,953
Property, plant and equipment, net	326	368	2,998	-	3,692
Intangible assets subject to amortization, net	-	-	2,019	-	2,019
Intangible assets not subject to amortization	-	2,007	5,673	-	7,680
Goodwill	-	9,879	20,648	-	30,527
Other assets	321	210	1,931	-	2,462

Total assets	$49,984	$37,580	$61,001	$(82,112)	$66,453

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$629	$700	$5,473	$(26)	$6,776
Deferred revenue	-	20	860	(6)	874
Debt due within one year	-	9	9	-	18

Total current liabilities	629	729	6,342	(32)	7,668
Long-term debt	15,094	3,999	52	-	19,145
Due (to) from affiliates	(853)	-	853	-	-
Deferred income taxes	2,510	3,395	2,863	(6,258)	2,510
Deferred revenue	-	45	488	(37)	496
Other noncurrent liabilities	2,675	2,220	3,505	(1,696)	6,704
Equity
Due (to) from Time Warner and subsidiaries	-	(32,558)	(3,376)	35,934	-
Other shareholders’ equity	29,929	59,750	50,273	(110,023)	29,929

Total Time Warner Inc. shareholders’ equity	29,929	27,192	46,897	(74,089)	29,929
Noncontrolling interests	-	-	1	-	1

Total equity	29,929	27,192	46,898	(74,089)	29,930

Total liabilities and equity	$49,984	$37,580	$61,001	$(82,112)	$66,453

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended September 30, 2013

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$1,540	$5,423	$(107)	$6,856
Costs of revenues	-	(651)	(2,906)	74	(3,483)
Selling, general and administrative	(99)	(221)	(1,230)	33	(1,517)
Amortization of intangible assets	-	-	(60)	-	(60)
Restructuring and severance costs	-	(45)	(15)	-	(60)
Asset impairments	-	-	(5)	-	(5)
Gain (loss) on operating assets, net	-	-	113	-	113

Operating income	(99)	623	1,320	-	1,844
Equity in pretax income (loss) of consolidated subsidiaries	1,855	1,310	400	(3,565)	-
Interest expense, net	(221)	(78)	(5)	3	(301)
Other loss, net	(12)	(2)	(4)	(2)	(20)

Income from continuing operations before income taxes	1,523	1,853	1,711	(3,564)	1,523
Income tax provision	(477)	(577)	(530)	1,107	(477)

Income from continuing operations	1,046	1,276	1,181	(2,457)	1,046
Discontinued operations, net of tax	137	137	137	(274)	137

Net income	1,183	1,413	1,318	(2,731)	1,183
Less Net loss attributable to noncontrolling interests	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$1,183	$1,413	$1,318	$(2,731)	$1,183

Comprehensive income	1,211	1,429	1,312	(2,741)	1,211
Less Comprehensive loss attributable to noncontrolling interests	-	-	-	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$1,211	$1,429	$1,312	$(2,741)	$1,211

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended September 30, 2012

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$1,460	$5,512	$(130)	$6,842
Costs of revenues	-	(689)	(3,072)	104	(3,657)
Selling, general and administrative	(80)	(228)	(1,226)	23	(1,511)
Amortization of intangible assets	-	-	(57)	-	(57)
Restructuring and severance costs	-	(7)	(28)	-	(35)
Asset impairments	-	-	(3)	-	(3)
Gain (loss) on operating assets, net	-	-	2	-	2

Operating income	(80)	536	1,128	(3)	1,581
Equity in pretax income (loss) of consolidated subsidiaries	1,538	1,114	365	(3,017)	-
Interest expense, net	(224)	(94)	(3)	3	(318)
Other loss, net	6	(4)	(26)	1	(23)

Income from continuing operations before income taxes	1,240	1,552	1,464	(3,016)	1,240
Income tax provision	(418)	(513)	(492)	1,005	(418)

Income from continuing operations	822	1,039	972	(2,011)	822
Discontinued operations, net of tax	-	-	-	-	-

Net income	822	1,039	972	(2,011)	822
Less Net loss attributable to noncontrolling interests	-	1	-	(1)	-

Net income attributable to Time Warner Inc. shareholders	$822	$1,040	$972	$(2,012)	$822

Comprehensive income	870	1,054	1,004	(2,058)	870
Less Comprehensive loss attributable to noncontrolling interests	-	1	-	(1)	-

Comprehensive income attributable to Time Warner Inc. shareholders	$870	$1,055	$1,004	$(2,059)	$870

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Nine Months Ended September 30, 2013

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$4,752	$16,880	$(402)	$21,230
Costs of revenues	-	(2,123)	(9,646)	315	(11,454)
Selling, general and administrative	(299)	(717)	(3,801)	82	(4,735)
Amortization of intangible assets	-	-	(181)	-	(181)
Restructuring and severance costs	(2)	(63)	(125)	-	(190)
Asset impairments	(7)	-	(28)	-	(35)
Gain (loss) on operating assets, net	8	-	122	-	130

Operating income	(300)	1,849	3,221	(5)	4,765
Equity in pretax income (loss) of consolidated subsidiaries	4,793	3,274	1,251	(9,318)	-
Interest expense, net	(662)	(247)	11	8	(890)
Other loss, net	(19)	(1)	(41)	(2)	(63)

Income from continuing operations before income taxes	3,812	4,875	4,442	(9,317)	3,812
Income tax provision	(1,241)	(1,593)	(1,469)	3,062	(1,241)

Income from continuing operations	2,571	3,282	2,973	(6,255)	2,571
Discontinued operations, net of tax	137	137	137	(274)	137

Net income	2,708	3,419	3,110	(6,529)	2,708
Less Net loss attributable to noncontrolling interests	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$2,708	$3,419	$3,110	$(6,529)	$2,708

Comprehensive income	2,624	3,363	3,055	(6,418)	2,624
Less Comprehensive loss attributable to noncontrolling interests	-	-	-	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$2,624	$3,363	$3,055	$(6,418)	$2,624

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Nine Months Ended September 30, 2012

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$4,530	$16,431	$(396)	$20,565
Costs of revenues	-	(2,165)	(9,651)	318	(11,498)
Selling, general and administrative	(253)	(701)	(3,808)	70	(4,692)
Amortization of intangible assets	-	-	(178)	-	(178)
Restructuring and severance costs	(1)	(19)	(64)	-	(84)
Asset impairments	-	-	(182)	-	(182)
Gain (loss) on operating assets, net	-	-	(40)	-	(40)

Operating income	(254)	1,645	2,508	(8)	3,891
Equity in pretax income (loss) of consolidated subsidiaries	3,767	2,423	1,087	(7,277)	-
Interest expense, net	(664)	(279)	(11)	8	(946)
Other loss, net	4	15	(112)	1	(92)

Income from continuing operations before income taxes	2,853	3,804	3,472	(7,276)	2,853
Income tax provision	(1,043)	(1,289)	(1,194)	2,483	(1,043)

Income from continuing operations	1,810	2,515	2,278	(4,793)	1,810
Discontinued operations, net of tax	-	-	-	-	-

Net income	1,810	2,515	2,278	(4,793)	1,810
Less Net loss attributable to noncontrolling interests	3	4	3	(7)	3

Net income attributable to Time Warner Inc. shareholders	$1,813	$2,519	$2,281	$(4,800)	$1,813

Comprehensive income	1,844	2,517	2,279	(4,796)	1,844
Less Comprehensive loss attributable to noncontrolling interests	3	4	3	(7)	3

Comprehensive income attributable to Time Warner Inc. shareholders	$1,847	$2,521	$2,282	$(4,803)	$1,847

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Nine Months Ended September 30, 2013

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

OPERATIONS
Net income	$2,708	$3,419	$3,110	$(6,529)	$2,708
Less Discontinued operations, net of tax	(137)	(137)	(137)	274	(137)

Net income from continuing operations	2,571	3,282	2,973	(6,255)	2,571
Adjustments for noncash and nonoperating items:
Depreciation and amortization	18	96	539	-	653
Amortization of film and television costs	-	1,725	3,500	(23)	5,202
Asset impairments	7	-	28	-	35
(Gain) loss on investments and other assets, net	(4)	1	(67)	-	(70)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(4,793)	(3,274)	(1,251)	9,318	-
Equity in losses of investee companies, net of cash distributions	1	2	165	-	168
Equity-based compensation	60	49	93	-	202
Deferred income taxes	716	518	298	(816)	716
Changes in operating assets and liabilities, net of acquisitions	(331)	(2,616)	(1,480)	(2,218)	(6,645)
Intercompany	-	3,446	(3,446)	-	-

Cash provided by operations from continuing operations	(1,755)	3,229	1,352	6	2,832
Cash used by operations from discontinued operations	(1)	-	-	-	(1)

Cash provided by operations	(1,756)	3,229	1,352	6	2,831

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	-	(23)	-	(25)
Investments and acquisitions, net of cash acquired	(8)	(1)	(453)	-	(462)
Capital expenditures	(13)	(49)	(253)	-	(315)
Investment proceeds from available-for-sale securities	8	-	25	-	33
Advances to (from) parent and consolidated subsidiaries	3,081	563	-	(3,644)	-
Other investment proceeds	15	148	111	(107)	167

Cash used by investing activities	3,081	661	(593)	(3,751)	(602)

FINANCING ACTIVITIES
Borrowings	-	-	24	-	24
Debt repayments	-	(732)	(24)	-	(756)
Proceeds from exercise of stock options	596	-	-	-	596
Excess tax benefit from equity instruments	154	-	-	-	154
Principal payments on capital leases	-	(6)	-	-	(6)
Repurchases of common stock	(2,603)	-	-	-	(2,603)
Dividends paid	(811)	-	-	-	(811)
Other financing activities	42	(12)	(236)	105	(101)
Change in due to/from parent and investment in segment	-	(3,162)	(478)	3,640	-

Cash used by financing activities	(2,622)	(3,912)	(714)	3,745	(3,503)

DECREASE IN CASH AND EQUIVALENTS	(1,297)	(22)	45	-	(1,274)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,861	295	685	-	2,841

CASH AND EQUIVALENTS AT END OF PERIOD	$564	$273	$730	$-	$1,567

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Nine Months Ended September 30, 2012

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

OPERATIONS
Net income	$1,810	$2,515	$2,278	$(4,793)	$1,810
Less Discontinued operations, net of tax	-	-	-	-	-

Net income from continuing operations	1,810	2,515	2,278	(4,793)	1,810
Adjustments for noncash and nonoperating items:
Depreciation and amortization	18	107	533	-	658
Amortization of film and television costs	-	1,736	3,653	(14)	5,375
Asset impairments	-	-	182	-	182
(Gain) loss on investments and other assets, net	6	(4)	69	-	71
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(3,767)	(2,423)	(1,087)	7,277	-
Equity in losses of investee companies, net of cash distributions	1	1	90	-	92
Equity-based compensation	38	44	105	-	187
Deferred income taxes	40	(65)	(90)	155	40
Changes in operating assets and liabilities, net of acquisitions	327	(648)	(3,178)	(2,619)	(6,118)
Intercompany	-	1,572	(1,572)	-	-

Cash provided by operations from continuing operations	(1,527)	2,835	983	6	2,297
Cash used by operations from discontinued operations	(8)	-	-	-	(8)

Cash provided by operations	(1,535)	2,835	983	6	2,289

INVESTING ACTIVITIES
Investments in available-for-sale securities	(10)	(11)	(8)	-	(29)
Investments and acquisitions, net of cash acquired	(11)	(25)	(536)	-	(572)
Capital expenditures	(28)	(66)	(332)	-	(426)
Investment proceeds from available-for-sale securities	1	-	-	-	1
Advances to (from) parent and consolidated subsidiaries	2,760	107	-	(2,867)	-
Other investment proceeds	9	44	33	(6)	80

Cash used by investing activities	2,721	49	(843)	(2,873)	(946)

FINANCING ACTIVITIES
Borrowings	994	-	38	-	1,032
Debt repayments	(638)	-	(40)	-	(678)
Proceeds from exercise of stock options	801	-	-	-	801
Excess tax benefit from equity instruments	58	-	-	-	58
Principal payments on capital leases	-	(8)	(1)	-	(9)
Repurchases of common stock	(1,996)	-	-	-	(1,996)
Dividends paid	(762)	-	-	-	(762)
Other financing activities	61	(12)	(118)	(8)	(77)
Change in due to/from parent and investment in segment	-	(2,726)	(149)	2,875	-

Cash used by financing activities	(1,482)	(2,746)	(270)	2,867	(1,631)

DECREASE IN CASH AND EQUIVALENTS	(296)	138	(130)	-	(288)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,578	164	734	-	3,476

CASH AND EQUIVALENTS AT END OF PERIOD	$2,282	$302	$604	$-	$3,188

Part II. Other Information

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2013 – July 31, 2013	4,717,907	$61.47	4,717,907	$2,203,116,350
August 1, 2013 – August 31, 2013	6,394,603	$62.33	6,394,603	$1,804,565,333
September 1, 2013 – September 30, 2013	6,448,202	$63.28	6,448,202	$1,396,530,815
Total	17,560,712	$62.45	17,560,712	$1,396,530,815

(1)	These amounts do not give effect to any fees, commissions or other costs associated with the share repurchases.
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

Item 5. Other Information.

On October 31, 2013, the Board of Directors elected Carlos M. Gutierrez as a director of the Company, effective immediately. In connection with his election, the Board determined that Mr. Gutierrez is an independent director. Mr. Gutierrez was elected to a newly-created position on the Board, bringing the total number of directors of the Company to 12, 11 of whom are independent. Mr. Gutierrez has not yet been appointed to serve on any committees of the Board.

Mr. Gutierrez currently serves as Vice Chair of Albright Stonebridge Group, a global strategy firm. Mr. Gutierrez was employed by Kellogg Company for nearly 30 years, serving as its Chairman and CEO from April 2000 until February 2005 after becoming President and CEO of Kellogg Company in 1999. Mr. Gutierrez served as the 35th U.S. Secretary of Commerce from February 2005 to January 2009. From January 2011 to February 2013, Mr. Gutierrez served as Vice Chairman of the Institutional Clients Group and as a member of the Senior Strategic Advisory Group at Citigroup Inc.

Upon his election as a director, Mr. Gutierrez received a pro-rated portion of the annual compensation for non-employee directors for his service until the Company’s 2014 annual meeting of stockholders. Mr. Gutierrez received $72,917 in cash and on October 31, 2013 was granted 1,341 stock options and 721 restricted stock units (“RSUs”).

A description of the Company’s non-employee director compensation is included in the Company’s proxy statement for its 2013 annual meeting of stockholders filed with the Securities and Exchange Commission on April 8, 2013 (the “2013 Proxy Statement”). The terms of the stock options and RSUs granted to Mr. Gutierrez are the same as the stock options and RSUs described in the 2013 Proxy Statement for grants made to non-employee directors. The stock options and RSUs were granted from the Time Warner Inc. 2013 Stock Incentive Plan, which is described in the 2013 Proxy Statement.

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

TIME WARNER INC.
(Registrant)

Date: November 6, 2013	/s/ John K. Martin, Jr.
	Name:	John K. Martin, Jr.
	Title:	Chief Financial & Administrative Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. †

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at September 30, 2013 and December 31, 2012, (ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012, (v) Consolidated Statement of Equity for the nine months ended September 30, 2013 and 2012, (vi) Notes to Consolidated Financial Statements and (vii) Supplementary Information – Condensed Consolidating Financial Statements.

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