Form 10-K
period 2013-12-31
TIME WARNER INC.
filed 2014-02-26
CIK 1105705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No   ☑

As of the close of business on February 19, 2014, there were 892,661,216 shares of the registrant’s Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 28, 2013) was approximately $51.57 billion.

Documents Incorporated by Reference:

Description of document	Part of the Form 10-K
Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2014 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Items 10 and 12 are not incorporated by reference and are provided herein)

PART I	1
Item 1. Business.	1
Item 1A. Risk Factors.	22
Item 1B. Unresolved Staff Comments.	31
Item 2. Properties.	31
Item 3. Legal Proceedings.	34
Item 4. Mine Safety Disclosures.	36
PART II	38
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	38
Item 6. Selected Financial Data.	39
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	39
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.	39
Item 8. Financial Statements and Supplementary Data.	39
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	39
Item 9A. Controls and Procedures.	40
Item 9B. Other Information.	40
PART III	40
Items 10, 11, 12, 13 and 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accounting Fees and Services.	40
PART IV	41
Item 15. Exhibits and Financial Statement Schedules.	41

PART I

Item 1.    Business.

Time Warner Inc. (the “Company” or “Time Warner”), a Delaware corporation, is a leading media and entertainment company. The Company classifies its businesses into the following four reportable segments:

•	Turner, consisting principally of cable networks and digital media properties;

•	Home Box Office, consisting principally of premium pay television services domestically and premium pay and basic tier television services internationally;

•	Warner Bros., consisting principally of feature film, television, home video and videogame production and distribution; and

•	Time Inc., consisting principally of magazine publishing and related websites and operations.

For more information about the Company’s reportable segments, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Overview.”

At December 31, 2013, the Company had a total of approximately 34,000 employees.

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

TURNER

Turner’s businesses consist principally of the domestic and international cable networks owned by Turner Broadcasting System, Inc. (“Turner”), a wholly-owned subsidiary of the Company, and digital media properties (primarily websites) that are managed and/or operated by Turner. Turner also owns free-to-air networks in international regions. Turner generates revenues principally from providing programming to cable system operators, satellite service distributors, telephone companies and other distributors (known as affiliates) that have contracted to receive and distribute this programming to subscribers and from the sale of advertising. Key contributors to Turner’s success are its strong brands and its continued investments in high-quality popular programming focused on sports, original and syndicated series, news, motion pictures and animation to drive audience delivery and revenue growth. Turner is also focused on broadening and deepening its relationships with its audiences through the expansion of its networks to digital platforms, including its own digital properties. In addition, Turner has been pursuing international expansion in select regions, and the Company anticipates that international expansion will continue to be an area of focus at Turner for the foreseeable future.

Turner’s agreements with its affiliates are typically long-term arrangements that provide for annual service fee increases and have fee arrangements that are generally related to the number of subscribers served by the affiliate, the package of programming provided to the affiliate by each network and the competitive market. Expirations of affiliate agreements are staggered.

Turner’s advertising revenues consist of consumer advertising, which is sold primarily on a national basis in the U.S. and on a pan-regional or local-language feed basis outside the U.S. Advertising contracts generally have terms of one year or less. Advertising revenues are generated from a wide variety of advertising categories, including automotive, food and beverage, restaurants, movie studios, insurance, financial and business services, apparel, telecommunications, pharmaceutical, and computer hardware and software. In the U.S., advertising revenues from Turner’s networks are a function of the size and demographics of the audience delivered; the “CPM,” which is the cost per thousand viewers delivered; and the number of units of time sold. CPMs and units sold are influenced by the quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular programming, overall advertiser demand in the marketplace and general economic conditions. With the increase in time-shifted viewing via DVR and video-on-demand (“VOD”), the size of the audience delivered depends on the advertising metric that is used to measure viewing. The current television industry ratings standard measures live commercial viewing plus three days of DVR and VOD playback. Turner sells a certain amount of its advertising inventory in the upfront market in advance each year and other inventory in the scatter market closer to the time a program airs. The volume of scatter advertising sold depends on market conditions and on the availability of advertising units. In turn, advertising unit availability depends on Turner’s upfront obligations, Turner’s ratings performance and the overall portion of its advertising inventory used to promote programs airing on Turner’s networks. Turner’s ratings performance can require Turner to use additional units to make good on contracted audience ratings if they were not satisfied on the initial airing of the programming. Outside the U.S., advertising is generally sold at a fixed rate for the unit of time sold, determined by the time of day and network. Turner’s websites, including CNN.com, BleacherReport.com and cartoonnetwork.com, and the websites that Turner manages and/or operates for other companies, including NBA.com and related digital properties and NCAA.com, generate revenues principally from the sale of advertising and sponsorships.

Domestic Networks and Related Digital Properties

Turner’s networks in the U.S. consist of entertainment and news networks that deliver programming that is available for viewing live on television, through DVR and VOD service offerings provided by affiliates and through digital platforms. Providing consumers with on-demand access to Turner’s programming so that consumers can watch the programming when and where they want is an important part of Turner’s strategy.

Turner’s entertainment networks, TBS, TNT, Cartoon Network, Adult Swim, truTV, Turner Classic Movies and Boomerang collectively provide a blend of premiere sports, original series, popular licensed series and movies, classic film and reality programming. Turner produces its own programs, obtains programming from the Company’s feature film, made-for-television and animation libraries or acquires rights from third-parties to air programs on its networks. Turner is focused on optimizing the mix of original, sports and acquired programming on its entertainment networks to strengthen its brands with its audiences, advertisers and distributors. Turner has made progress on its programming strategy over the last few years, including increasing its investment in high quality original programs for TNT and TBS and entering into an agreement with Major League Baseball (“MLB”) in 2012 that extended its relationship with MLB through 2021. Turner’s sports programming also features licensed programming from the National Basketball Association (“NBA”), the NCAA, NASCAR and Professional Golfers’ Association (“PGA”).

Turner’s news networks, CNN and HLN, deliver comprehensive news and analysis to global audiences. Turner is focused on maintaining CNN’s leadership in worldwide breaking-news and political coverage and broadening the scope of CNN’s programming to include other types of news and content, including original programming and documentaries.

Turner’s networks and the number of U.S. television households reached as of December 31, 2013 for its networks are set forth in the following table:

Network	U.S. Television Households (in millions)[1]
TBS	98.6
TNT	97.5
Cartoon Network and Adult Swim	98.2
truTV	90.8
Turner Classic Movies[2]
Boomerang[3]
CNN	98.0
HLN	97.3

[1]	The U.S. television household numbers are for Turner’s advertising-supported networks as of December 2013 as reported by Nielsen Media Research.
[2]	Commercial-free network.
[3]	Primarily a commercial-free network.

Turner is also focused on continuing to expand its networks to digital platforms, including its own digital properties, and using these digital platforms and properties to increase viewership (as consumers are viewing more programming on demand) and broaden and deepen its relationships with its audiences. On demand viewing of programs from TBS, TNT, Cartoon Network, Adult Swim, truTV and Turner Classic Movies is available on the websites associated with Turner’s networks and on mobile devices to authenticated subscribers of Turner’s affiliates. In addition, live simulcast streaming from these networks as well as CNN and HLN is available to authenticated subscribers. As of December 31, 2013, on demand viewing and live streaming of Turner’s programming were available to 82 million U.S. television households (as reported by Nielsen Media Research). Turner is continuing its efforts to improve the consumer experience for the viewers who access its programming through its digital properties, including by improving the user authentication experience. Turner’s digital properties include its own websites, such as TBS.com, Tntdrama.com and CNN.com, as well as websites that Turner manages and/or operates for others. Turner’s digital properties collectively averaged approximately 77 million average monthly domestic unique visitors (based on data sourced from comScore Media Metrix reports that do not include viewing on mobile devices) during the quarter ended December 31, 2013.

TBS

TBS is television’s “very funny” network that shows contemporary comedies, as well as a growing roster of original series, sports and acquired television series and motion pictures. For the 2013-2014 season, TBS’ returning original series include Sullivan & Son, Men at Work and King of the Nerds, and its new original series include Deal With It, Ground Floor and Trust Me, I’m a Game Show Host. Syndicated series for the 2013-2014 season include The Big Bang Theory, Family Guy and The Office. TBS is also airing new episodes of Cougar Town for the 2013-2014 season and episodes from seasons prior to the 2012-2013 season through syndication. TBS is also the home of the late night talk shows Conan and The Pete Holmes Show. TBS’ sports programming consists of MLB games and NCAA Division I Men’s Basketball tournament games (the “NCAA Tournament Games”).

TNT

TNT focuses on drama and is home to syndicated series and a growing roster of original series (including unscripted series), as well as sports and network premiere motion pictures. For the 2013-2014 season, TNT’s returning original series include Major Crimes, Falling Skies, Rizzoli & Isles and Perception, and its new original series include Cold Justice and Marshal Law: Texas. For the 2013-2014 season, TNT’s syndicated series include Bones, Castle, Las Vegas, Law & Order, The Mentalist and Supernatural. TNT’s sports programming consists of NBA games, NASCAR races, PGA tournaments and NCAA Tournament Games.

Turner Sports

Turner Sports produces award-winning sports programming and content for Turner’s networks and related digital properties. Turner Sports’ television line-up includes NBA and MLB games, NCAA Tournament Games, NASCAR races and PGA tournaments. Turner has an agreement with the NBA to produce and telecast a specified number of regular season and playoff games through the 2015-2016 season. The agreement also provides for the joint management of a portfolio of the NBA’s digital businesses, including NBA TV, NBA.com, NBA LEAGUE PASS, NBA Mobile and the NBA GameTime app. Turner also has an agreement with MLB to produce and telecast a specified number of postseason and regular season MLB games through 2021. This agreement includes rights to distribute this programming across a wide variety of digital platforms, including online and on mobile devices. Turner also has agreements with NASCAR and the PGA that provide it with the rights to produce and telecast certain NASCAR Sprint Cup Series races through 2014 and certain PGA tournaments through 2019. In addition, Turner operates PGA.com and related digital properties of the PGA.

NCAA Tournament Games are being telecast on Turner’s TBS, TNT and truTV networks and on the CBS network through 2024 under an agreement among Turner, CBS Broadcasting, Inc. (“CBS”) and The National Collegiate Athletic Association (the “NCAA”). Turner and CBS work together to produce and distribute the NCAA Tournament Games and related programming. Turner’s networks will carry the NCAA Final Four semifinal games in 2014 and 2015 and, in 2016, Turner’s networks will carry the NCAA Final Four semifinal games and championship game. After 2016, CBS and Turner will carry the NCAA Final Four semifinal games and championship game in alternate years. Turner and CBS sell advertising on a joint basis and share advertising and sponsorship revenues, the programming rights fee and production costs, subject to annual caps on CBS’ share of any resulting losses. Turner also manages and operates the NCAA’s digital portfolio, including NCAA.com and NCAA March Madness Live, which provides live and on demand streaming video and other related features across broadband and mobile devices.

Bleacher Report, a division of Turner Sports, is a leading online and mobile sports property that provides team-specific sports content and real-time event coverage. Its content appears on BleacherReport.com, on CNN and on the Team Stream app, as well as in Bleacher Report’s daily sport- and team-specific email newsletters.

Cartoon Network and Adult Swim

Cartoon Network offers original and syndicated animated and live-action series and motion pictures for youth and families. For the 2013-2014 season, Cartoon Network’s original animated series include Uncle Grandpa, Adventure Time, Steven Universe, MAD, The Amazing World of Gumball, Ben 10: Omniverse and Dragons: Defenders of Berk, and its original live-action series include Dude, What Would Happen, Incredible Crew and Level Up. Adult Swim (Cartoon Network’s evening and overnight block of programming aimed at young adults) offers original and syndicated animated and live-action comedy programming. For the 2013-2014 season, Adult Swim’s original series include Aqua TV Show Show, Childrens Hospital, NTSF:SD:SUV::, Squidbillies, The Eric Andre Show, China, IL and Eagleheart.

truTV

truTV’s focus is on series that feature real-life situations, in particular comedic reality programs. For the 2013-2014 season, truTV’s returning original series include Full Throttle Saloon, Hardcore Pawn, Impractical Jokers, Lizard Lick Towing, Operation Repo, South Beach Tow, Storage Hunters and World’s Dumbest, and its new original series include Kentucky Bidders, Container Wars, Guinness World Records Unleashed and Killer Karaoke. truTV also airs NCAA Tournament Games.

Turner Classic Movies

Turner Classic Movies is a commercial-free network that presents classic films from some of the largest film libraries in the world. Turner Classic Movies also offers interviews, original documentaries, specials and regular programming events that include “The Essentials,” “31 Days of Oscar” and “Summer Under the Stars.” Turner Classic Movies also stages special events and screenings, such as the TCM Classic Cruise (a themed cruise) and the TCM Classic Film Festival in Hollywood, California.

Boomerang

Boomerang is primarily a commercial-free network that offers classic animated entertainment such as The Flintstones, The Jetsons, Pink Panther, Tom and Jerry and Yogi Bear.

CNN

CNN is the original cable television news service. As of December 31, 2013, CNN managed 41 news bureaus and editorial operations, 10 of which are located in the U.S. In 2013, Turner began broadening the scope of CNN’s programming to include other types of news and content such as Anthony Bourdain: Parts Unknown and Inside Man, hosted by documentary filmmaker Morgan Spurlock. For the 2013-2014 season, CNN’s other programs include Crossfire, Anderson Cooper 360o, New Day, AC360 Later and The Situation Room. In 2013, CNN’s Anthony Bourdain: Parts Unknown won two Emmy Awards, including the award for outstanding informational series or special, and CNN also won one George Foster Peabody Award and three EPPY Awards from Editor & Publisher and Mediaweek.

Related digital properties include CNN.com and several localized, international editions that feature U.S. and international news articles and videos and related content such as blogs and news analysis. Viewers can submit their own stories through CNN iReport, which may then be featured on the CNN network or CNN.com. In addition, CNN operates CNNMoney.com and related mobile websites and applications in partnership with Time Inc.’s Money and Fortune magazines.

HLN

HLN has for several years been known as the “news and views” network. In February 2014, Turner announced that HLN will be reformatted and rebranded to focus on news, information, videos and other content curated from multiple social media platforms. For the 2013-2014 season, HLN’s programs include Dr. Drew On Call, Jane Velez-Mitchell, Morning Express with Robin Meade and Nancy Grace.

International Networks

Turner provides entertainment and news programming to cable system operators, satellite distribution services, telephone companies, Internet Protocol Television (or IPTV) system operators, mobile device operators, broadcasters and other distributors for delivery to households, hotels and other viewers in various countries around the world. As of December 31, 2013, Turner distributed its global entertainment and news brands (TNT, Cartoon Network, Adult Swim, TBS very funny, Turner Classic Movies, Boomerang, truTV, CNN International, CNN en Español and HLN) and its regional entertainment brands in over 200 countries around the world. Turner has been pursuing international expansion in select areas and in recent years has expanded its presence in the Baltics, Germany, Japan, Korea, Latin America, the Nordics, Russia and Southeast Asia.

In Latin America, Turner’s regional entertainment brands include Space, Infinito, I-Sat, Glitz*, HTV, MuchMusic and Tooncast. These brands air motion pictures and series, documentaries, fashion and lifestyle content, music videos and kids programming. Chilevisión, a leading free-to-air television broadcaster in Chile that is owned and operated by Turner, airs local news and entertainment. Turner also has a minority equity investment in Esporte Interativo, the only sports channel in Brazil nationally available via free-to-air networks and pay television platforms. In addition, Turner provides the advertising sales and network operations services for the WB Channel in Latin America.

In Europe, Turner’s regional entertainment brands include Cartoonito (a preschool network), as well as Star! (a Hollywood/celebrity/fashion network), Silver (an independent films network), Showtime (an action films network), HTV (a music network) and Glitz* (a lifestyle network). In addition, Turner distributes Boing (a kids entertainment network) in France and Spain. Boing also airs in Italy through a joint venture.

In India and certain other South Asian territories, Turner owns and operates POGO, Cartoonito and Toonami, which are entertainment networks for children. Turner also distributes and sells advertising for Home Box Office in India. In Japan, Turner owns and operates MONDO TV, an entertainment network geared toward men, and TABI CHANNEL, an entertainment network focused on travel. Turner also distributes WB, an English language entertainment network in India that features movies and television programming that is primarily licensed from Warner Bros. Entertainment Inc. In Korea, Turner operates Cartoon Network Korea through a joint venture.

CNN International, an English language news network, was distributed in more than 200 countries as of December 31, 2013. CNN International has network feeds in five regions: Europe/Middle East/Africa, Asia Pacific, South Asia, Latin America and North America. CNN en Español, a separate Spanish language news network, is distributed in Latin America and the U.S. HLN is distributed in Canada, the Caribbean, parts of Latin America and the Asia Pacific region.

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

Competition

Turner’s businesses compete with basic cable and broadcast networks in the U.S. and pay television and free-to-air networks in international regions for distribution and marketing by affiliates. Turner’s networks and websites compete for advertising with other networks, websites, print, radio, outdoor display and other media. Turner’s networks also compete for viewers’ attention and audience share with all other forms of programming provided to viewers, including other television networks and premium pay television services, local over-the-air television stations, motion pictures, home video products and services (including subscription rental, subscription video-on-demand (“SVOD”) services and rental kiosks), pay-per-view and VOD services, pirated content, online activities and other forms of news, information and entertainment. In addition, competition for programming, particularly licensed and sports programming, is intense, and Turner’s networks face competition for programming from television networks, premium pay television services, local television stations and SVOD services. Turner’s production divisions compete with other production companies for the services of producers, directors, writers, actors and others and for the acquisition of literary properties.

HOME BOX OFFICE

Home Box Office’s businesses consist principally of premium pay television services domestically and premium pay and basic tier television services internationally. The premium pay television services consist of the multi-channel HBO and Cinemax premium pay television services operated by Home Box Office, Inc. (“Home Box Office”), a wholly-owned subsidiary of the Company. At December 31, 2013, Home Box Office had approximately 127 million worldwide subscribers, which consisted of approximately 43 million domestic premium pay subscribers and approximately 84 million international premium pay and basic tier television service subscribers, including subscribers through unconsolidated international joint ventures.

Home Box Office generates revenues principally from providing programming to domestic affiliates that have contracted to receive and distribute such programming to their customers who choose to subscribe to the premium pay television services. Home Box Office’s agreements with domestic affiliates are typically long-term arrangements that provide for annual service fee increases and retail promotion activities and have fees that are generally based on the number of subscribers served by the affiliates. Home Box Office and its domestic affiliates engage in marketing and promotional activities to retain existing subscribers and acquire new subscribers. Home Box Office also derives subscription revenues from the distribution by international affiliates of country-specific premium pay and basic tier television services to their local subscribers. In addition, Home Box Office generates revenues from the sale of its original programming via DVDs, Blu-ray Discs and electronic sell-through (“EST”) and the licensing of its original programming primarily to international television networks.

Domestic Services

HBO is the most widely distributed domestic multi-channel premium pay television service. Both HBO and Cinemax are made available in high definition on a number of multiplex channels. Home Box Office also distributes HBO On Demand and Cinemax On Demand as well as the HBO GO and MAX GO streaming services, products that enable authenticated subscribers of its domestic affiliates to view programs at the time they choose. The domestic HBO GO and MAX GO streaming services are distributed on various mobile devices and other online platforms.

HBO is defined by its award-winning and critically acclaimed original dramatic and comedy series, such as Game of Thrones, True Blood, Boardwalk Empire, The Newsroom, Girls and VEEP, as well as motion pictures, mini-series, boxing matches and sports programs, comedy specials, family programming and documentaries. Cinemax original primetime series include Strike Back and Banshee. HBO won two Golden Globe Awards in 2014 and 27 Primetime Emmy Awards, six Sports Emmy Awards, six News and Documentary Emmy Awards and five George Foster Peabody Awards in 2013.

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

Home Entertainment and Content Licensing

Home Box Office also generates revenues from the exploitation of its original programming through multiple distribution outlets. A variety of HBO’s original programming is sold on DVD and Blu-ray Discs and licensed to television networks in over 150 countries. In addition, Home Box Office content is distributed by means of EST in the U.S. and various international regions via a wide variety of digital storefronts. The Home Box Office-produced show Everybody Loves Raymond, which aired for nine seasons on broadcast television, is currently on basic cable and in syndication.

International Services

HBO- and Cinemax-branded premium pay and basic tier television services are distributed in more than 60 countries in Latin America, Asia and Europe. An authenticated HBO GO streaming service is also available to international premium pay television subscribers of HBO in a number of countries. In many countries, Home Box Office has traditionally operated through joint ventures. In recent years, Home Box Office has acquired additional, and in some cases all the outstanding, equity interests in many of these joint ventures. In June 2013, Home Box Office purchased its partner’s interests in HBO Nordic (which consists of a premium pay television service and a direct-to-consumer streaming service) and now owns 100% of HBO Nordic. In September 2013, Home Box Office purchased its partner’s interests in HBO Asia and HBO South Asia (collectively, “HBO Asia”) and now owns 100% of HBO Asia. Home Box Office also continued its international expansion in 2013 with the launch of a premium pay television service in India.

Competition

Home Box Office’s premium pay television services compete with widely-distributed basic cable networks, broadcast networks and other premium pay television services for distribution and marketing by affiliates. The premium pay and basic tier television services also compete for viewers’ attention with all other forms of programming provided to viewers, including other television networks and premium pay television services, local over-the-air television stations, motion pictures, home video products and services (including subscription rental, SVOD services and rental kiosks), pay-per-view and VOD services, pirated content, online activities and other forms of news, information and entertainment. Home Box Office’s production divisions compete with other production companies for the services of producers, directors, writers, actors and others and for the acquisition of literary properties.

WARNER BROS.

Warner Bros. businesses produce and distribute feature films, television programming, videogames and other programming; distribute home video product; and license rights to the Company’s feature films, television programming and characters. All of these businesses are principally conducted by various subsidiaries and affiliates of Warner Bros. Entertainment Inc. (“Warner Bros.”), a wholly-owned subsidiary of the Company.

Warner Bros.’ theatrical product revenues are generated principally from the theatrical exhibition of feature films. In addition to the traditional 2D format, some of Warner Bros.’ theatrical releases are available in 3D and/or formatted for viewing on IMAX screens, tickets for which are generally sold at premium prices. Warner Bros. also generates theatrical product revenues from licensing fees received from the distribution of feature films on television networks and pay television programming services. The theatrical success of a feature film is a significant factor in determining the revenues it is likely to generate from the subsequent licensing of such film to television networks and pay television programming services. Warner Bros.’ television product revenues are generated principally from the licensing of programs to domestic and international television networks, television station groups and premium pay television services.

Warner Bros. also generates revenues through home video distribution of its theatrical and television product on DVD, Blu-ray Discs and various digital formats (e.g., EST and VOD). In recent years, home video revenues have declined as a result of several factors, including consumers shifting to subscription rental services and discount rental kiosks; changing retailer initiatives and strategies (e.g., the reduction of floor space devoted to Blu-ray Discs and DVDs); retail store closures; the general economic downturn in the U.S. and many regions around the world; increasing competition for consumer discretionary time and spending; and piracy. In response to these declines, Warner Bros. is working to make digital ownership more compelling for consumers through support of initiatives such as UltraViolet, the home entertainment industry standard that allows consumers who have purchased film and television content to access their content at any time by downloading or streaming it from the cloud to various devices supported by participating UltraViolet retailers. Warner Bros. also generates theatrical and television product revenues through licenses of motion pictures and television programming to SVOD services.

In addition, Warner Bros. generates revenues from the development and distribution of videogames in traditional console and digital formats. It also generates license fees and royalties from the license to manufacturers, publishers, retailers, theme park operators and other licensees of the names, likenesses, images, logos and other representations of characters and copyrighted material from motion pictures and television series produced or distributed by Warner Bros. Licensing revenues are typically derived from royalties that are based on the licensee’s revenues.

Feature Films

Warner Bros. produces feature films both wholly on its own and under co-financing arrangements with others and also distributes its own films and films produced by other companies. Warner Bros.’ feature films are produced under the Warner Bros. Pictures and New Line Cinema banners. Warner Bros.’ feature film strategy focuses on offering a diverse slate of feature films with a mix of genres, talent and budgets that includes several

“event” films each year and building and leveraging franchises, such as Batman, The Hangover, Harry Potter, The Hobbit, The Lord of the Rings and Superman. Warner Bros. considers a number of factors, including competition and the timing of vacation and holiday periods, in selecting release dates for its feature films.

During 2013, Warner Bros. released 18 original feature films for theatrical exhibition in the U.S., including The Conjuring, Gravity, The Great Gatsby, The Hangover Part III, The Hobbit: The Desolation of Smaug, Man of Steel and We’re the Millers. Of the films released during 2013, six were released in 3D format, including Gravity, The Great Gatsby and The Hobbit: The Desolation of Smaug, and five of the films released during 2013 were formatted for viewing on IMAX screens, including Gravity and The Hobbit: The Desolation of Smaug. In addition, The Hobbit: The Desolation of Smaug was released in high frame rate format for viewing on a limited number of screens. Warner Bros. released The LEGO Movie and Winter’s Tale in February 2014 and plans to release 17 additional films in the U.S. throughout the year, including 300: Rise of an Empire, Edge of Tomorrow, Godzilla, The Hobbit: There and Back Again, Horrible Bosses 2 and Jupiter Ascending. Of the original feature films expected to be released during 2014, Warner Bros. expects to release six in 3D format and six formatted for viewing on IMAX screens. In September 2013, Warner Bros. announced that it had entered into an expanded creative arrangement with author J.K. Rowling that involves a new film series from Rowling’s world of witches and wizards, inspired by Harry Potter’s Hogwart’s textbook, Fantastic Beasts and Where to Find Them.

Warner Bros. incurs significant production, marketing, advertising and distribution costs in connection with the theatrical release of a feature film. As a result, Warner Bros. typically incurs losses with respect to a particular film prior to and during a feature film’s theatrical exhibition, and a particular film may not produce a profit until well after the feature film’s theatrical release. In response to the high cost of producing feature films, Warner Bros. has entered into film co-financing arrangements for certain feature films with other companies, decreasing its financial risk while in most cases retaining substantially all worldwide distribution rights. Of Warner Bros.’ total 2013 releases, three were wholly financed by Warner Bros. and 15 were financed with or by others. Warner Bros. has a co-financing arrangement with Village Roadshow Pictures through 2017 and, in September 2013, Warner Bros. entered into a multi-year agreement with RatPac-Dune Entertainment to co-finance as many as 75 titles. Warner Bros. also has an exclusive distribution arrangement with Alcon Entertainment for distribution of all of Alcon’s feature films in the U.S. and certain international territories.

Warner Bros. also distributes feature films for theatrical exhibition in more than 125 international territories. In 2013, Warner Bros. released internationally 19 English-language films and 28 local-language films that it either produced itself or acquired from other companies. Feature films released theatrically in the U.S. generally are released in international territories either the same day as the domestic release or following a staggered release schedule.

After their theatrical exhibition, Warner Bros. releases its newly produced feature films, as well as films from its library, both domestically and internationally for distribution in various windows through a variety of distribution channels. Newly produced feature films are released in the home entertainment window approximately three to six months following their release to theatrical exhibition, with the home entertainment release date being influenced by seasonality, competitive conditions, film attributes and expected performance. In the U.S. and most major international markets, Warner Bros. generally releases its films for sale in EST (e.g., download to own) approximately two weeks in advance of their release on DVD, Blu-ray Disc and VOD. Warner Bros. generally releases newly produced films on DVD and Blu-ray Disc to by-mail and kiosk rental services 28 days following their release to online and brick and mortar retailers. Following the release of newly produced films in the home entertainment window, Warner Bros. licenses its newly produced films, as well as films from its library, for domestic and international distribution in various windows to broadcast and basic cable networks and premium pay and basic tier television services, including the Company’s networks and premium pay and basic tier television services and, in most cases, other exhibitors such as airlines and hotels. Warner Bros. also licenses feature films for exhibition online in the U.S. and internationally to SVOD services.

Warner Bros. has an extensive film library consisting of rights to over 6,000 feature films previously released by Warner Bros. and other studios.

Television

Warner Bros. continues to be a leader in the television production and distribution business in the U.S. and internationally. Warner Bros.’ television production and development slate in the U.S. includes scripted television series, reality-based entertainment shows, first-run syndication series and animated programs. Warner Bros. licenses its television programming for initial exhibition on broadcast and basic cable networks (including the Company’s networks) and premium pay television services. In most cases, these initial licenses also permit the networks and premium pay television services to distribute Warner Bros. shows on various branded on-demand platforms during the current season. Subsequent to the initial exhibition window, Warner Bros. distributes its television series across numerous secondary windows, including through off-network television syndication and to SVOD services. Television series developed in the U.S. are also licensed to networks in international territories. Similar to the arrangements in the U.S., these international licenses allow for both television exhibition and distribution to various on-demand platforms. In certain territories, Warner Bros. also licenses its U.S. television content to SVOD services for on-demand exhibition.

Warner Bros.’ television business relies on its production, development and distribution expertise and scale. Its television programming is primarily produced and developed by Warner Bros. Television (“WBTV”). WBTV produces scripted comedy and dramatic television series for initial primetime exhibition on broadcast networks, basic cable networks and premium pay television services in the U.S. For the 2013-2014 season, WBTV is producing series for broadcast networks, including returning series 2 Broke Girls, The Big Bang Theory, The Following, The Mentalist, The Middle, Mike & Molly, Person of Interest, Revolution, Suburgatory and Two and a Half Men, as well as new series, including Mom and Super Fun Night. For the 2013-2014 season, WBTV programs airing on The CW include returning series Arrow, The Carrie Diaries, Hart Of Dixie, Nikita, Supernatural and The Vampire Diaries and new series The 100, The Originals, Reign, Star-Crossed and The Tomorrow People. WBTV also produces original series for basic cable networks, including Major Crimes for TNT, and for premium pay television services, including Shameless for Showtime.

Warner Horizon Television Inc. (“Warner Horizon”) specializes in non-scripted programming for U.S. broadcast and basic cable networks as well as scripted original programming for U.S. basic cable networks. For the 2013-2014 season, Warner Horizon is producing non-scripted series for broadcast networks, including The Bachelor and The Voice, and the Company’s networks, including Deon Cole’s Black Box airing on TBS and Marshal Law: Texas airing on TNT. Warner Horizon also produces made-for-cable scripted original series for both the Company’s basic cable networks (including Ground Floor and Sullivan & Son airing on TBS and Dallas and Rizzoli & Isles airing on TNT) and for other basic cable networks (including Longmire and Pretty Little Liars).

Telepictures Productions Inc. (“Telepictures”) produces non-scripted programming and specializes in reality-based and talk/variety series for the syndication and daytime markets. For the 2013-2014 season, Telepictures is producing first-run syndication franchises such as The Ellen DeGeneres Show and Extra. Telepictures also produces the first-run syndication series TMZ and TMZ Live, which are extensions of the TMZ brand, a leading entertainment news brand in the U.S. across online and mobile platforms. Telepictures also tested The Real on seven FOX stations in 2013, resulting in the sale of the show to the Fox station group and other stations for the 2014-2015 season.

Warner Bros. Animation Inc. (“WBAI”) creates, develops and produces contemporary animated television programming and original made-for-DVD releases, including Beware the Batman, Teen Titans Go! and The Tom & Jerry Show, all of which are airing on Cartoon Network in the 2013-2014 season. WBAI oversees the production of animated programming based on classic animated characters from Warner Bros., including Looney Tunes, and from the Hanna-Barbera and DC Comics libraries.

In 2012, Warner Bros. acquired Alloy Entertainment (“Alloy”), a leading producer of content, primarily books, aimed at teen girls and young women. For the 2013-2014 season, Warner Bros. is producing and distributing the following series based on Alloy’s properties: The 100, The Originals, Pretty Little Liars, Ravenswood and The Vampire Diaries.

After the initial exhibition window in the U.S., Warner Bros. licenses its programming to numerous secondary off-network windows, including off-network television syndication to local stations and basic cable networks and SVOD services. For example, Warner Bros. has licensed the local station and basic cable off-network rights to The Middle, which became available on local stations and ABC Family in the fall of 2013 and will become available on Hallmark in the spring of 2014. Warner Bros. has also licensed the local station and basic cable off-network rights to Mike & Molly, which will become available on local stations and FX in the fall of 2014, 2 Broke Girls, which will become available on local stations and TBS in the fall of 2015, and Person of Interest, which will become available on local stations (for weekend airings) and WGN America in the fall of 2015.

Warner Bros. has created new licensing models with television networks that allow Warner Bros. to accelerate the timing of various off-network windows, including SVOD, after the initial exhibition of series on network television. For example, Warner Bros. has a licensing agreement with Netflix for the exclusive subscription streaming rights to The Following, Longmire, Political Animals and Revolution and potential future programs. Each season of each series becomes available on the Netflix SVOD service following its initial broadcast or basic cable network window. As part of the agreement, Warner Bros. retained the right to sell the programs into other off-network syndication and basic cable windows as well as via EST services.

Warner Bros. also licenses its U.S. original television series for exhibition in international territories, primarily through long-term agreements with television networks, premium pay and basic tier television services and SVOD services. During 2013, Warner Bros. International Television Distribution Inc. entered into significant licensing agreements in a number of international territories, including Canada, France, Italy, Japan, Latin America, The Netherlands, Poland, Spain and the U.K. Several of these licensing agreements were entered into with international SVOD services, including deals with Netflix in Canada and The Netherlands and with LoveFilm in the U.K. Warner Bros. International Television Production also continues to capitalize on growing demand for locally produced television programming in international regions by expanding local production capabilities in key international territories through its controlling interest in Shed Media Group (for the U.K.) and BlazHoffski Productions (for the Netherlands and Belgium). In addition, in February 2014, Warner Bros. entered into an agreement with Eyeworks Group (“Eyeworks”), a television production and distribution company, to acquire its operations outside the U.S., which are located in 15 countries across Europe, South America, Australia and New Zealand. This transaction, which is subject to customary closing conditions including regulatory approval, is expected to close in the first half of 2014.

Warner Bros. also manages various online destinations, including TMZ.com and various websites for many of its syndicated television properties, including The Ellen DeGeneres Show.

Home Entertainment – DVDs and Blu-ray Discs

Warner Home Video (“WHV”), a division of Warner Bros. Home Entertainment Inc. (“WBHE”), distributes DVDs and Blu-ray Discs containing filmed entertainment product and television programming produced or acquired by the Company. Significant WHV releases of filmed entertainment product during 2013 included Argo, The Conjuring, The Great Gatsby, The Hangover Part III, The Hobbit: An Unexpected Journey, Man of Steel, Pacific Rim and We’re the Millers. The DVDs and Blu-ray Discs for new titles in the U.S. include an UltraViolet digital copy. WHV also distributes DVDs and Blu-ray Discs containing films and television programs from Warner Bros.’ extensive library. In addition, WHV distributes content on DVDs and Blu-ray Discs for others, such as the BBC, Paramount and Sesame Street in the U.S. and content producers outside the U.S.

WHV sells and licenses DVD and Blu-ray Disc product for resale in the U.S. and in major international territories to retailers and wholesalers through its own sales force, with warehousing and fulfillment handled by other companies. In some countries, WHV’s product is distributed through licensees. DVD and Blu-ray Disc product is replicated by third parties under contract with WHV and/or its affiliates in applicable territories. The replication of DVD and Blu-ray Disc product for the U.S., Canada, Europe and Mexico is provided under contracts with two manufacturers, and the replication of DVD and Blu-ray Disc product for Japan is provided under a contract with a single manufacturer.

Home Entertainment – Digital Media

Warner Bros. Digital Distribution (“WBDD”), a division of WBHE, enters into domestic and international licensing arrangements for the distribution of Warner Bros.’ film and television content as well as acquired content through VOD and EST transactions via cable system operators, satellite distribution services, telecommunications companies, broadband services and mobile platforms for delivery to consumers worldwide. WBDD distributes its motion pictures via VOD and EST in the U.S. and 113 international territories.

WBDD continued to participate in several digital ownership initiatives in 2013, including licensing UltraViolet EST rights to additional digital retailers, launching UltraViolet in additional countries and expanding the devices consumers can use to access their UltraViolet movie collections. In addition, in 2013, WBDD launched the Flixster app on several additional platforms. Flixster is a social media discovery interface that allows consumers to purchase UltraViolet film and television content and manage their digital collections. In 2012, WBDD launched Disc to Digital, which allows consumers to obtain digital copies of their previously purchased physical DVD and Blu-ray collections and, in 2013, in-home offerings of the service were launched by multiple retailers. WBDD also launched Warner Archive Instant in 2013, a subscription streaming service focused on rare and hard-to-find movies and television shows from the Warner Bros. library. The service is available across multiple digital platforms.

Interactive Entertainment

Warner Bros. Interactive Entertainment (“WBIE”), a division of WBHE, is a developer, publisher and distributor of interactive entertainment, including videogames, social networking games and mobile games. WBIE’s games are distributed in physical formats for various console, PC/Mac and handheld platforms, as well as digitally on multiple online and mobile platforms. In addition, WBIE develops, publishes and operates massively multiplayer online games through Turbine Inc. (“Turbine”), a subsidiary of WBHE. WBIE’s videogames are based on newly created intellectual property, as well as intellectual properties owned by Warner Bros., DC Comics and third party licensors.

In 2013, WBIE’s significant releases for traditional console, PC/Mac and handheld platforms included Batman: Arkham Origins, Injustice: Gods Among Us and LEGO Marvel Super Heroes. WBIE’s significant releases for mobile apps platforms in 2013 included Injustice: Gods Among Us and LEGO Batman 2: DC Super Heroes. In addition, WBIE launched The Hobbit: Kingdoms of Middle Earth, which was released in late 2012, on additional mobile apps platforms in 2013.

WBIE also licenses Warner Bros. and DC Comics properties for online, mobile and traditional videogames on various platforms to other companies, and it publishes and distributes videogame titles that are owned by other companies.

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

DC Entertainment, which is wholly owned by the Company, works closely with other Warner Bros. businesses to strategically integrate the content from its DC Comics, Vertigo and MAD Magazine brands in feature films, television programming, consumer products, home entertainment and videogames. The DC Comics imprint, home to such iconic characters as Batman, Superman and Wonder Woman, publishes on average more than 80 comic books and 25 graphic novels per month. DC Entertainment’s Vertigo imprint publishes comic books and graphic novels and is home to critically-acclaimed titles such as Sandman, Fables, Trillium, American Vampire and The Wake. MAD Magazine publishes bi-monthly issues of the magazine, as well as special-edition books and magazines. In addition, DC Entertainment is a leader in digital publishing, with more than 14,000 comic books and graphic novels available on multiple distribution platforms. DC Entertainment is the operating name of E.C. Publications, Inc.

Competition

The production and distribution of feature films, television programming and videogames are highly competitive businesses. These businesses compete for consumers’ entertainment and leisure time and spending with each other, as well as with other forms of entertainment, including Internet streaming and downloading, websites providing social networking and user-generated content, videogames and other online activities, sports, print media, pirated content, live events and radio broadcasts. There is active competition among all production companies in these industries for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. With respect to the distribution of television programming, there is significant competition from independent distributors as well as major studios. The competitive position of a producer or distributor of feature films, television programming and videogames is also greatly affected by the quality of, and public response to, its entertainment content. Warner Bros. also competes in its character merchandising and other licensing activities with other licensors of characters, brands and celebrity names.

TIME INC.

Time Warner’s publishing business is conducted primarily by Time Inc., a wholly owned subsidiary of the Company. On March 6, 2013, Time Warner announced that its Board of Directors has authorized management to proceed with plans for the complete legal and structural separation of Time Inc. from Time Warner (the “Time Separation”). The Time Separation is expected to be effected as a spin-off of Time Inc. In the Time Separation, Time Warner will distribute all of its Time Inc. common stock to Time Warner stockholders, and Time Inc. will become an independent publicly-traded company. The Time Separation is contingent on the satisfaction of a number of conditions, including the effectiveness of a registration statement on Form 10 that Time Inc. has filed with the SEC. Time Warner expects to complete the Time Separation during the second quarter of 2014.

Time Inc. is the largest magazine publisher in the U.S. based on both readership, as measured by GfK Mediamark Research and Intelligence, and print advertising revenues, as measured by Publishers Information Bureau (“PIB”). Time Inc. also operates websites, most of which share brands with its magazines, as well as an integrated publishing business that provides content marketing, targeted local print and digital advertising programs, branded book publishing and marketing and support services to Time Inc. and/or third-party clients, including other magazine publishers.

Time Inc. generates revenues primarily from the sale of advertising, subscription sales and newsstand sales. Time Inc. is experiencing declines in its print advertising and newsstand sales as a result of market conditions in the magazine publishing industry.

Time Inc. generates approximately half its revenues from the sale of advertising, primarily from its print magazines with a smaller amount from its websites and marketing services. Advertising in Time Inc.’s print and digital magazines and on its websites is predominantly consumer advertising, including beauty, food, fashion and retail, financial, drugs, media, auto, technology, home and travel. The rates at which Time Inc. sells print advertising depend on the rate bases for its magazines, which is the circulation of the magazine that Time Inc. guarantees to its advertisers, as well as its audience size. If Time Inc. is not able to meet its committed rate base, the price paid by advertisers is generally subject to downward adjustments, including in the form of future credits or discounts. Time Inc.’s published rates for each of its magazines are subject to negotiation with its advertisers.

Approximately one-third of Time Inc.’s revenues are subscription revenues, which include revenues generated by subscription sales and newsstand sales. Most of Time Inc.’s U.S. magazines are sold primarily by subscription and delivered to subscribers through the mail, and most of its international magazines are sold primarily at newsstands and other retail locations. Subscriptions in the U.S. are sold primarily through direct mail solicitation, subscription sales agents, Time Inc.’s owned websites, marketing agreements with other companies, insert cards in Time Inc.’s magazines and other publications, email solicitations and online advertising.

Additionally, digital-only subscriptions and single-copy digital issues of its U.S. and U.K. magazines are sold or distributed through various app stores and other digital storefronts across multiple platforms. Time Inc. also sells bundled subscriptions that combine print delivery with cross-platform digital access. Time Inc.’s subsidiary, Synapse Group, Inc., is a leading marketer of magazine subscriptions in the U.S. and sells subscriptions to numerous magazines, including Time Inc.’s magazines, principally through marketing relationships with brick and mortar retailers, Internet sites, airline frequent flier programs and customer service and direct response call centers. Newsstand sales include sales through traditional newsstands as well as supermarkets, convenience and drug stores and other retail outlets. Through its retail distribution operations, Time Inc. markets and arranges for the distribution of its magazines and certain other publishers’ magazines to retailers through third-party wholesalers. Due to consolidation in the wholesaler industry, a small number of wholesalers are responsible for a substantial percentage of the wholesale magazine distribution business in each of the U.S., the U.K. and Mexico.

During the third quarter of 2013, Time Inc. appointed a new chief executive officer and chief financial officer, who began the process of reviewing Time Inc.’s existing strategies and initiatives as well as developing new strategies and initiatives as part of a new long-range plan. The new long-range plan is intended to enhance the scale of Time Inc.’s digital platforms and associated revenues, generate new sources of revenues, and stabilize operating income trends. In February 2014, Time Inc. began a restructuring process that includes streamlining its organizational structure to enhance operational flexibility, speed decision-making, and spur the development of new cross-brand products and services. Time Inc. expects to incur restructuring charges of approximately $150 million during the first half of 2014 in connection with this restructuring as well as the integration of American Express Publishing Corporation (which is described further below) and certain real estate consolidations.

Magazine Publishing

As of December 31, 2013, Time Inc. published 23 magazines in print in the U.S., including People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly and Fortune, and over 70 magazines outside the U.S., primarily through IPC Magazines Group Limited (“IPC”) in the U.K. and Grupo Editorial Expansión (“GEX”) in Mexico. Time Inc. also licensed more than 50 editions of its magazines for print or digital publication to publishers in over 30 countries. In 2013, Time Inc.’s U.S. magazines accounted for 23.7% (including the full-year performance of the titles acquired in the AEP acquisition described below and the title managed by Time Inc. on behalf of American Express Company) of the total U.S. advertising revenues generated across the industry by consumer magazines, excluding newspaper supplements, as measured by PIB. People, Sports Illustrated and InStyle were ranked 1, 3 and 4, respectively, among all U.S. magazines in terms of 2013 U.S. advertising revenues. In 2013, Time Inc. had seven of the top 25 magazines based on the same measure.

As of December 31, 2013, Time Inc. operated over 45 websites that collectively have millions of average monthly unique visitors around the world. Most of Time Inc.’s websites share brands with its magazines, such as People.com, SI.com and Time.com. For most of its major magazine titles, Time Inc. also offers digital magazines, websites optimized for mobile viewing and mobile applications.

The following table lists Time Inc.’s major magazine titles as of December 31, 2013, as well as related websites and related magazine titles for each:

Magazine title	Frequency(a)	Category	Related magazine titles	Related websites
People	52	Celebrity Weekly	People en Español (U.S.) People StyleWatch (U.S.)	People.com PeopleenEspanol.com
Time	48	Weekly Newsmagazines	Time for Kids (U.S.) Time (Europe) Time (Asia) Time (South Pacific)	Time.com Life.com TimeforKids.com
Sports Illustrated	52	Sports: General	Sports Illustrated Kids (U.S.)	SI.com FanNation.com SIKids.com
Southern Living	12	Regional		SouthernLiving.com
Real Simple	12	Womens Lifestyle		RealSimple.com
Cooking Light	11	Epicurean		MyRecipes.com CookingLight.com
Entertainment Weekly	44	Entertainment		EW.com
Money	11	Personal Finance		Money.com
InStyle	13	Womens Fashion		InStyle.com
All You	12	Womens Service		AllYou.com
Golf	12	Sports: Golf		Golf.com
Health	10	Womens Health & Fitness		Health.com
Sunset	12	Regional		Sunset.com
What’s On TV (U.K.)	51	Entertainment		WhatsOnTV.co.uk
Essence	12	African American		Essence.com
This Old House	10	Shelter		ThisOldHouse.com
Travel + Leisure	12	Travel		TravelandLeisure.com
Food & Wine	12	Epicurean		FoodandWine.com
Fortune	18	Business: Corporate	Fortune (Europe) Fortune (Asia)	Fortune.com

(a)	Number of physical issues, including regularly published special issues, delivered to subscribers in 2013.

People magazine is Time Inc.’s largest magazine title, generating almost 19% of its revenues in 2013. Time Inc. publishes special annual issues for certain of its magazine titles, including the Sports Illustrated Swimsuit issue, the Fortune 500 list of the largest U.S. corporations, People’s World’s Most Beautiful Woman issue and Time’s Person of the Year issue. Popular events associated with its magazine brands include the Fortune Conferences and the Essence Festival. Video extensions of Time Inc.’s brands include the This Old House television program, TV specials for People and other brands and numerous digital video productions.

In addition to the magazine titles listed above, as of December 31, 2013, Time Inc. published over 50 titles in the television listing, entertainment, women’s lifestyle, celebrity and leisure sectors in the U.K. primarily through IPC, including Chat, Woman’s Weekly, Woman, Now and Woman’s Own, and over 10 titles in the city-listings, business, women’s fashion and celebrity sectors in Mexico primarily through GEX, including Expansión, Chilango, InStyle Mexico and Quién. IPC also published four magazines through three unconsolidated joint ventures with Groupe Marie Claire.

On October 1, 2013, Time Inc. acquired American Express Publishing Corporation (now known as Time Inc. Affluent Media Group) (“AEP”), including Travel + Leisure and Food & Wine magazines and their related websites. Time Inc. also entered into a multi-year agreement to publish Departures magazine on behalf of American Express Company.

Related Operations

Time Inc. has a number of other operations related to publishing. It operates an integrated publishing business that provides content marketing, targeted local print and digital advertising programs and marketing and support services to Time Inc. and/or other clients, including other magazine publishers. Time Inc. also publishes branded books that cover topics aligned with Time Inc.’s brands and include special commemorative and biographical books. Time Inc. also publishes books under various brands licensed from others and a number of original titles. In addition, Time Inc. licenses to others the rights to its various brands and properties, including editions of its magazines, the use of Time Inc.’s trademarks, individual articles, photos and other copyrighted content and the right to serve advertisements on certain of Time Inc.’s websites in connection with non-U.S. traffic.

Competition

Time Inc. competes with other magazine publishers and other forms of media, including websites, digital magazines and mobile apps, for market share and the time and attention of consumers. Time Inc. also competes with numerous other magazine and website publishers and other media for advertising and for circulation and audience. Competition for advertising is based on, among other things, the circulation and readership of magazines and the number of visitors to websites, the demographics of customer bases, advertising rates, the effectiveness of advertising sales teams and the results observed by advertisers. The shift in preference of some consumers from print to digital media, as well as growing consumer engagement with digital media, such as online and mobile social networking, have introduced significant new competition for advertising. Competition for circulation and audience is primarily based on brand perception, magazine content, quality and price, subscriber acquisition and retention, as well as magazine cover selection and the placement and display of magazines in retail outlets. Technological advances and the growing popularity of digitally-delivered content and mobile consumer devices have introduced significant new competition for circulation in the form of readily available free or low-priced digital content. In addition, the use of digital devices as distribution platforms for content has lowered the barriers to entry for launching digital products that compete with Time Inc.’s products.

OTHER TELEVISION NETWORK ASSETS

Central European Media Enterprises Ltd.

As of December 31, 2013, Time Warner held an approximate 49.9% voting interest and a 65.0% economic interest in the equity interests of Central European Media Enterprises Ltd. (“CME”), a publicly-traded broadcasting company that operates leading television networks in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. CME also operates Voyo, a Central and Eastern European regional VOD service. Time Warner’s investment consists of (i) common stock, (ii) convertible preferred stock that has voting rights and (iii) convertible redeemable preferred shares that do not have voting rights. Time Warner accounts for its investment in CME’s common stock and convertible preferred stock under the equity method of accounting, and it accounts for its investment in CME’s convertible redeemable preferred shares under the cost method of accounting.

The CW

The CW broadcast network (“The CW”) is a 50-50 joint venture between Warner Bros. and CBS Corporation. The CW’s 2013-2014 schedule includes, among other things, a 5-night, 10-hour primetime lineup of advertising-supported original programming such as America’s Next Top Model, Arrow, Beauty and the Beast, The Carrie Diaries, Hart of Dixie, Nikita, The Originals, Reign, Supernatural, The Tomorrow People and The Vampire Diaries, as well as a five-hour block of advertising-supported, animated children’s programming on Saturday mornings. Advertising-supported full episodes of The CW’s series are also available on cwtv.com. The CW programming is also available for streaming through Netflix and Hulu. The Company accounts for its investment in The CW under the equity method of accounting.

REGULATORY MATTERS

The Company’s businesses are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities as well as the laws and regulations of international countries and bodies such as the European Union (the “EU”), and these laws and regulations are subject to change. The following descriptions of significant U.S. federal, state, local and international laws, regulations, regulatory agency inquiries, rulemaking proceedings and other developments should be read in conjunction with the texts of the respective laws, regulations, inquiries, rulemaking proceedings and other related materials.

Intellectual Property Laws

Time Warner is one of the world’s leading creators, owners and distributors of intellectual property. The Company’s vast intellectual property assets include copyrights in motion pictures, television programs, magazines, software, books and mobile apps; trademarks in names, logos and characters; patents or patent applications for inventions related to products and services; and licenses of intellectual property rights of various kinds. The Company derives value from these assets through a range of business activities, including the theatrical release of feature films; the licensing of its feature films and television programming to multiple domestic and international television networks, premium pay and basic tier television services, and SVOD services; the sale of products such as DVDs, Blu-ray Discs, print and digital magazines, videogames, mobile apps and digital copies of feature films and television programs; and the operation of websites. It also derives revenues related to its intellectual property through advertising in its print and digital magazines, networks, online properties and mobile apps and from various types of other licensing activities, including licensing of its trademarks and characters.

To protect the Company’s assets, the Company relies on a combination of copyright, trademark, unfair competition, patent and trade secret laws and license agreements (in the case of licenses granted by the Company to others to use its intellectual property). The duration of the protection afforded to the Company’s intellectual property depends on the type of property in question, the laws and regulations of the relevant jurisdiction and the terms of its license agreements with others. With respect to the Company’s trademarks and trade names, trademark laws and rights are generally territorial in scope and limited to those countries where a mark has been registered or protected. While trademark registrations may generally be maintained in effect for as long as the mark is in use in the respective jurisdictions, there may be occasions where a mark or title is not registrable or protectable or cannot be used in a particular country. In addition, a trademark registration may be cancelled or invalidated if challenged by others based on certain use requirements or other limited grounds. In the U.S., the usual copyright term for authored works is the life of the author plus 70 years, and for “works made for hire” the copyright term is the shorter of 95 years from the first publication or 120 years from the date the work was created. The Company also relies on laws that prohibit the circumvention of technological protection measures and trafficking in circumvention devices. The extent of copyright protection and benefit from laws prohibiting the circumvention of technological protection measures vary in different countries.

Piracy, particularly of digital content, continues to present a threat to revenues from products and services based on intellectual property. The Company seeks to limit that threat through a combination of approaches, including working with cross-industry groups, trade associations and strategic partners to develop and implement technological solutions to control piracy, offering legitimate market alternatives, applying technological protection measures, engaging in efforts to ensure effective and appropriately tailored legal remedies for infringement, enhancing public awareness of the meaning and value of intellectual property and promoting and advocating for appropriate legislative and policy initiatives both in the U.S. and internationally. The Company vigorously pursues appropriate avenues to protect its intellectual property, including sending takedown notices in appropriate circumstances and pursuing litigation and referrals to law enforcement against websites that distribute or facilitate the distribution of the Company’s content without authorization.

Content owners, such as the Company, are also increasingly working with network operators, such as Internet service providers (“ISPs”), to take action against users who distribute copyrighted content without authorization. In July 2011, the Motion Picture Association of America, the National Cable & Telecommunications Association and certain U.S.-based ISPs, among others, announced a new voluntary collaboration called the Copyright Alert System, which establishes a framework of best practices for ISPs to use to educate and notify Internet subscribers when their accounts may have been used for copyright theft on peer-to-peer networks. The Copyright Alert System began operating in early 2013.

Outside the U.S., laws and regulations relating to intellectual property protection and the effective enforcement of these laws and regulations vary greatly from country to country and continue to evolve. Further, the volume of actions against websites dedicated to copyright theft is increasing internationally, and certain countries have implemented or are considering implementing programs or remedies designed to address and deter widespread infringement. For example, certain countries have mandated systems of cooperation between rights holders and ISPs that require ISPs to notify account holders that their accounts have been used to commit infringing activity, such as illegal file sharing. If the illegal activity continues following additional notices, further steps may be taken to deter further infringement, which may range from educational measures to account suspension and termination. Furthermore, in several countries in the EU, rights holders have also pursued remedies based on the implementation of Article 8.3 of the European Copyright Directive, which obligates member states to ensure that rights holders are in a position to apply for an injunction against intermediaries whose services are being used by a third party to commit infringement. For example, successful actions have been brought by rights holders to require ISPs to block access to websites devoted to piracy in the U.K. and in several EU countries. In October 2011, Australia, Canada, Japan, the Republic of Korea, Malaysia, Morocco, New Zealand, Singapore and the U.S. entered into The Anti-Counterfeiting Trade Agreement (“ACTA”), which will come into force after it has been ratified by at least six signatories. Japan is the only signatory that has ratified the agreement. The ACTA would require border enforcement officials to be empowered to act against both imports and exports of counterfeit and pirated goods; include new rules on criminal seizure of equipment and materials used in counterfeiting offenses as well as the seizure of proceeds from such offenses; clarify certain criminal penalties when content theft or counterfeiting is carried out for commercial advantage; and require the signing parties to address copyright piracy on digital networks, while aiming to preserve principles such as freedom of expression, fair process and privacy.

Judicial, legislative and administrative developments are taking place in certain jurisdictions that may limit the ability of rights holders to exploit and enforce certain of their exclusive intellectual property rights outside the U.S. For example, in the U.K., the Intellectual Property Office has examined certain aspects of U.K. copyright laws, which has resulted in proposals for additional copyright exceptions and limitations. In addition, in October 2011, the European Court of Justice held, in the context of satellite broadcasts of live soccer matches, that it was an unlawful restriction on competition for England’s Football Association Premier League to prohibit broadcasting licensees from distributing satellite decoder cards outside the territory for which the broadcasts were licensed for reception. As a result of that decision, in January 2014, the European Commission began an antitrust investigation of the cross-border provision of pay TV services, and will examine certain provisions in licensing agreements between a number of U.S. film studios, including Warner Bros., and several large European satellite pay TV broadcasters. The Commission has stated that its investigation will focus on contractual restrictions that prevent broadcasters in one country from selling subscriptions in response to unsolicited requests from viewers in other EU countries. It is not possible at this time to predict the impact that this investigation could have on the Company’s businesses.

Regulation Relating to Data Privacy, Data Security and Cybersecurity

The Company’s businesses are subject to existing laws and regulations governing data privacy, data security and cybersecurity in the U.S. and internationally. For example, in the U.S., the Company is subject to: (1) U.S. Children’s Online Privacy Protection Act (“COPPA”), which affects certain of the Company’s websites, mobile apps and other online business activities and restricts the collection, maintenance and use of persistent identifiers (such as IP addresses or device serial numbers), location information, images, recordings and other personal information regarding children; (2) the Privacy and Security Rules under the Health Insurance Portability and Accountability Act, which imposes privacy and security requirements on the Company’s health plans for its employees and on service providers under those plans; (3) the Video Privacy Protection Act, which restricts disclosure of video viewing information; (4) state statutes requiring notice to individuals when a data breach results in the release of personally identifiable information; and (5) privacy and security rules imposed by the payment card industry, as well as regulations designed to protect against identity theft and fraud in connection with the collection of credit and debit card payments from consumers.

Moreover, new laws and regulations have been adopted or are being considered in the U.S. and internationally that could affect how the Company collects, uses and protects data. In the U.S., for example, the Federal Trade Commission (the “FTC”) issued a report on consumer privacy protection in March 2012 that sets forth best practices for businesses to build privacy protections into their products and provide consumers with greater control over the collection and use of their personal information. The FTC report also calls for the widespread adoption and strengthening of self-regulatory measures, such as a standard “Do Not Track” mechanism and a limitation on data tracking with respect to mobile devices. In addition, effective July 1, 2013, the FTC updated its regulations implementing COPPA by expanding the categories of data that are considered personal information, such as IP addresses, geolocation data and screen names. The FTC also updated the requirements for notice, parental consent, confidentiality and security in the regulations implementing COPPA. As a result, website and mobile app operators subject to COPPA may be required to restrict certain technical operations as well as marketing efforts directed toward children.

Following the Department of Commerce (the “DOC”) report on cybersecurity and the White House report on consumer privacy in 2012, the U.S. General Accounting Office issued a report in September 2013 encouraging Congress to consider strengthening the U.S. consumer privacy framework to reflect the effects of changes in technology and the increased market for consumer information. Congress is expected to hold hearings on data brokers, privacy, data security and cybersecurity issues during 2014. Other activities in this area could include changes to the DOC’s Safe Harbor program, which offers a framework for companies to import personal information from the EU in compliance with the European Data Protection Directive (95/46/EC), as well as the potential for new or expanded laws and regulations regarding information security, online and behavioral advertising, geolocation tracking, cloud computing and other forms of data collection, sharing and use. To the extent any of these developments results in the adoption of new laws or regulations, it could increase the Company’s compliance costs.

Several state legislatures have also adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. For example, laws in numerous states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. For example, California’s recently enacted “Do Not Track” legislation requires websites that collect personal information about a person’s online activities to disclose how the site responds to browsers’ “do not track” signals or other mechanisms that the site offers consumers to opt out of the collection of such information.

Foreign governments are also focusing on data privacy and security concerns. For example, a 2012 report by the European Commission proposed a comprehensive review of privacy protection in the EU. The regulation proposed in the report includes rules that broaden the definition of personal data, strengthen the rights of data subjects, enhance penalties for non-compliance and continue to restrict the transfer of personal data to countries outside the EU.

Regulation of Television Networks, Programming and Advertising

The Company’s businesses are also subject to a number of laws and regulations relating to the distribution and licensing of television programming as well as the content of that programming and advertising and marketing. In the U.S., cable networks and premium pay television services, either directly or indirectly through their distribution partners, are subject to various obligations under the Communications Act of 1934, as amended, and related regulations issued by the Federal Communications Commission (the “FCC”). These obligations and regulations, among other things, require closed captioning of programming for the hearing impaired, limit the amount and content of commercial matter that may be shown during programming aimed primarily at an audience of children aged 12 and under, and require the identification of (or the maintenance of lists of) sponsors of political advertising. Various other federal laws also contain provisions that place restrictions on violent and sexually explicit programming and provisions relating to the voluntary promulgation of ratings by the industry. Regulators, legislatures and policymakers have become increasingly interested in laws and regulations intended to protect the interests of children. For example, some U.S. policymakers have sought limitations on food and beverage marketing in media popular with children and teens and have sought to conduct studies of the impact on children of violence in video programming and videogames.

From time to time, the FCC conducts inquiries and rulemaking proceedings, which could lead to additional regulations that could have a material effect on the Company’s businesses. In the last several years, the FCC has initiated rulemaking proceedings regarding program carriage rules and bundling practices in carriage agreements and initiated an inquiry to broadly survey the state of children’s media and seek comment on existing ratings, advertising and media literacy efforts. It is unclear what, if any, action the FCC will take on these matters. More recently, the FCC has adopted “net neutrality” rules and initiated the following proceedings and inquiries:

•

Broadcast, Satellite and Wireless Spectrum Reallocation: The FCC is engaged in a number of proceedings designed to make more of the electromagnetic spectrum that is currently used for broadcast television and satellites available for wireless broadband. These proceedings include conducting voluntary incentive auctions, which are expected to begin in 2015, for portions of the spectrum used by television broadcasters to provide additional spectrum for wireless broadband, and evaluating the potential use of certain portions of the satellite spectrum for wireless broadband. The potential changes to the satellite spectrum could negatively impact the Company’s ability to deliver linear network feeds of its domestic basic cable networks to its affiliates. It is unclear what, if any, action the FCC will take in these matters. It may take several years for these proceedings and any related spectrum reallocation to be completed, and it is not possible to predict the impact that any such proceedings and reallocation could have on the Company.

•

Disability Access: The FCC has initiated several rulemaking proceedings to implement the 21st Century Communications and Video Accessibility Act of 2010. This law, among other things, extends closed captioning requirements to television programming distributed via Internet Protocol after it is initially aired on broadcast or multichannel television. The FCC is currently reconsidering its initial decision not to require closed captioning for clips of video programming, which, if reversed, could substantially increase the costs of posting video clips online. Under this law, the FCC also requires the top five cable networks, which include TBS and TNT, to provide 50 hours per calendar quarter of audio-narrated descriptions of the portions of primetime or children’s programming that have only visual images (e.g., a scene in a program with no dialogue). The FCC is also considering changes to its television closed captioning rules, including the adoption of quality standards and either eliminating or changing existing exemptions to such rules.

•

Net Neutrality: In December 2010, the FCC adopted “net neutrality” rules, which required ISPs to follow certain principles with respect to broadband Internet access service provided to consumers. These principles, with certain exceptions (particularly for wireless ISPs), prohibited ISPs from blocking lawful content, applications, services or non-harmful devices, and also prohibited unreasonable discrimination in the transmission of lawful network traffic. The FCC indicated that agreements between an ISP and a third party to favor some network traffic over other network traffic in the Internet access service connection to a subscriber (i.e., “pay for priority”) may constitute unreasonable discrimination. In January 2014, the Court of Appeals for the D.C. Circuit vacated the anti-blocking and anti-discrimination rules as impermissible common carriage obligations, but held that the FCC has some authority to regulate broadband networks under Section 706 of the Telecommunications Act of 1996. In February 2014, the FCC announced that it will propose new anti-blocking and anti-discrimination rules under Section 706 of the Telecommunications Act of 1996.

In addition, in international territories, there are various laws and regulations relating to the distribution or licensing of television programming and other products. These include television licensing requirements, laws providing for minimum percentages of local content and maximum percentages of foreign content on television, local language advertising requirements, laws and regulations imposing pricing, exclusivity and importing restrictions, editorial control, translation or local editing requirements and other nationality-based restrictions. There are also a number of laws and regulations in these international territories relating to the nature of content and advertising and marketing efforts, including content codes and laws requiring government approval of certain content prior to exhibition, consumer protection laws (particularly those relating to advertisements and programming aimed at children) and laws restricting the amount of advertising permitted on television networks. For example, the EU Audio Visual Media Services directive, which allows EU member states to adopt more restrictive regimes and applies to all programs produced after December 2009, obligates broadcasters to notify viewers if an audiovisual program contains paid product placement, bans any form of product placement in children’s and news programming and prohibits product placement of tobacco products and prescription medication. The directive also imposes an obligation on EU member states and the European Commission to encourage broadcasters and channel providers to develop codes of conduct regarding advertising for foods high in fat, salt and sugar in or around children’s programming. Accordingly, in the U.K., the Office of Communications has restricted such television advertising, and other EU jurisdictions have required that nutritional information be included in food advertisements. Outside the EU, other governments are considering or have already implemented food advertising restrictions similar to those in the U.K., including in Australia, Brazil, Chile, Ireland, Mexico, Norway, Peru, Singapore and Uruguay. Finally, several governments, including in Argentina, Brazil, India and Mexico, have recently proposed, enacted or more strictly enforced regulations that limit the amount of advertising content that can be aired on television networks.

Regulation of the Distribution and Licensing of Motion Pictures

In countries outside the U.S., there are a variety of laws and regulations relating to the distribution or licensing of motion pictures for exhibition in theaters and on broadcast and cable networks. These include copyright laws and regulations, television licensing requirements, trade and customs regulations, laws providing for minimum percentages of local content in theaters and on broadcast television and maximum percentages of foreign programming and laws that limit increases in prices paid by distributors to content providers. In certain countries, other laws and regulations, some of which are under review by local government ministries, provide for limits on the number of foreign films that may be exhibited in such countries in a calendar year.

Marketing Regulation

The Company’s marketing, advertising sales and magazine subscription activities are subject to regulation by the FTC and each of the states under general consumer protection statutes prohibiting unfair or deceptive acts or practices. Certain marketing activities are also subject to specific federal statutes and rules, such as the Telephone Consumer Protection Act, COPPA, the Gramm-Leach-Bliley Act (relating to financial privacy), the Electronic Fund Transfer Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN SPAM), the FTC Mail or Telephone Order Merchandise Rule and the Restore Online Shoppers’ Confidence Act. The FTC has also published a number of proposed rules, including those regulating consumer offers that include a trial period. Other statutes and rules also regulate conduct in areas such as product safety and telemarketing. Time Inc. also regularly receives and resolves routine inquiries from state Attorneys General and is subject to agreements with state Attorneys General addressing some of its marketing activities. The Company’s international magazine subscription and marketing activities are also subject in the EU and U.K. to laws relating to the EC Unfair Commercial Practices Directive and EC Distance Selling Directive.

Postal Regulation

The Company’s U.S. magazine subscription, direct marketing and book publishing businesses are affected by laws and regulations relating to the U.S. Postal Service (the “USPS”). The USPS is subject to statutorily-mandated prefunding of retiree health benefit payments, but its financial condition has continued to decline, resulting in defaults in 2012 and 2013 on the prefunding of future payments to retirees and likely future defaults on such prefunding payments that will be due under current law. As a result, members of Congress are considering the need for reform legislation that would ease certain financial burdens and require the USPS to eliminate excess costs. The Chairmen of the relevant congressional committees in the House of Representatives and the Senate have introduced bills to reform postal service operations, and the House bill has been approved by the House Oversight and Government Reform Committee. If postal reform legislation is enacted, it could result in, among other things, increases in postal rates, local post office closures and the elimination of Saturday mail delivery. The elimination of current protections against significant and unpredictable rate increases or other changes to the USPS as a result of the enactment of postal reform legislation could have an adverse effect on the Company’s magazine publishing business.

FINANCIAL INFORMATION ABOUT SEGMENTS, GEOGRAPHIC AREAS AND BACKLOG

Financial and other information by segment and revenues by geographic area for each year in the three-year period ended December 31, 2013 are set forth in Note 15 to the Company’s consolidated financial statements, “Segment Information.” Information with respect to the Company’s backlog, representing future revenue not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium pay television services, basic cable and network and syndicated television exhibition, at December 31, 2013 and December 31, 2012, is set forth in Note 16 to the Company’s consolidated financial statements, “Commitments and Contingencies — Commitments — Programming Licensing Backlog.”

Item 1A.	Risk Factors.

The Company must respond to changes in technology and consumer behavior to remain competitive. Technology used in the media and entertainment industry continues to evolve rapidly, and advances in that technology have led to multiple methods for the distribution, storage and consumption of content. These technological developments have driven and reinforced changes in consumer behavior as consumers seek more control over when, where and how they consume content. These changes in technology and consumer behavior have resulted in a number of challenges and risks for the Company. For example, technological developments may disrupt traditional distribution platforms by enabling content owners to provide content directly to distributors and consumers, thus bypassing traditional content aggregators such as the Company’s cable networks. The shift to new distribution platforms, many of which are controlled by other companies, could also lead to the loss of distribution control and impede direct relationships with consumers. Further, the Company may incur significant costs as it continues to acquire new expertise, software and infrastructure to accommodate its continued development of digital distribution platforms. In addition, the increasing availability of content online could negatively affect consumer demand for the Company’s content, products and services, the prices content aggregators are willing to pay to license the Company’s content and advertising rates and demand. The Company’s failure to protect the value of its content while adapting to emerging technologies and changes in consumer behavior could have a significant adverse effect on the Company’s businesses and results of operations. Furthermore, new technology or business initiatives supported by the Company may not be embraced by consumers, advertisers or others in the media and entertainment industry, which could have a significant adverse effect on the Company’s competitive position and its businesses.

The Company faces risks relating to increasing competition for the leisure and entertainment time and discretionary spending of consumers due in part to technological developments and changes in consumer behavior.    The Company’s businesses compete with each other and all other sources of entertainment, news and other information, including feature films, television, premium pay television services, SVOD services, the Internet, home video products, videogames, social networking, print media, pirated content, live sports and other events and radio broadcasts, for consumers’ leisure and entertainment time and discretionary spending. The number of media and entertainment choices available to consumers has increased and intensified the challenges posed by audience fragmentation.

The popularity of the Company’s content is difficult to predict, can change rapidly and could lead to fluctuations in the Company’s revenues, and low public acceptance of the Company’s content may adversely affect its results of operations.    The production and distribution of feature films, television programming, videogames, magazines and other content are inherently risky businesses, largely because the revenues derived from the sale or licensing of such content depend primarily on widespread public acceptance, which is difficult to predict. Furthermore, many of the Company’s businesses increasingly depend on the acceptance of their content and products by consumers outside the U.S. In addition, the Company must invest substantial amounts in the production of feature films, programming for its cable networks and premium pay and basic tier television services and the development of videogames before it learns whether these feature films, programs and products will reach anticipated levels of popularity with consumers. The Company also faces increasing pressure to develop successful new feature film franchises or build on existing brands by leveraging existing intellectual property, including through the development of sequels. As more television networks, premium pay television services and SVOD services produce and acquire more programming, the Company faces increasing pressure to produce and acquire more compelling programming and to optimize the mix of acquired, original and sports programming on its cable networks and premium pay and basic tier television services.

The popularity of the Company’s content depends on many factors, only some of which are within the Company’s control. Examples include the quality and public acceptance of competing content (including locally produced content) available or released at or near the same time, the availability of alternative forms of leisure and entertainment activities, the Company’s ability to maintain or develop strong brand awareness and target key audience demographics, marketing by affiliates, and the Company’s ability to successfully anticipate and adapt to changes in consumer tastes and behavior in many countries and territories on a timely basis. If the Company is not able to create and distribute content that is popular with consumers and attractive to advertisers and affiliates, the Company’s revenues may decline or fail to grow to the extent the Company anticipates when making investment decisions.

The popularity of the Company’s content is reflected in:

•	the theatrical performance of the Company’s feature films;
•	the ratings for the television programming produced by the Company and the television programming aired by the Company’s cable networks;
•	the demand for television programming produced by the Company from syndication outlets and SVOD services,
•	sales of the Company’s home video releases and videogames;
•	the number of subscribers to the Company’s domestic premium pay television services and international premium pay and basic tier television services;
•	the Company’s magazine circulation; and
•	the number of unique visitors to the Company’s websites.

The underperformance of a feature film, particularly an “event” film (which typically has high production and marketing costs) or a feature film that is part of a franchise, can have an adverse impact on the Company’s results of operations in both the year of release and in the future. Historically, there has been a correlation between a feature film’s domestic box office success and success in subsequent distribution channels. Consequently, the underperformance of a feature film at the box office may adversely affect revenues from other distribution channels, such as home entertainment, premium pay television services, and sales of videogames and licensed consumer products based on such film. In addition, due to the decline in the sales of DVDs, the success of a feature film is much more dependent on public acceptance at the box office. A decline in the ratings or audience delivery of the television programming produced by the Company may lead to the cancellation of a program and can negatively affect license fees and syndication results. A decline in the popularity of the programming aired on the Company’s cable networks can negatively affect subscription revenues, advertising demand and rates and a network’s distribution potential. A decline in the popularity of television programming aired by the Company’s premium pay and basic tier television services can negatively affect subscription revenues and content sales as well as the distribution potential of the Company’s premium pay and basic tier television services. A decline in the popularity of the Company’s magazines can negatively affect subscription and advertising revenues.

The failure to renew affiliate agreements on favorable terms or the inability to renew affiliate agreements could cause the Company’s revenues to decline.    The Company depends on agreements with affiliates for the distribution of its cable networks and premium pay and basic tier television services and there can be no assurance that these affiliate agreements will be renewed in the future on terms that are acceptable to the Company. The inability to renew affiliate agreements or the renewal of affiliate agreements on less favorable terms may adversely affect the Company’s results of operations. Consolidation among affiliates may make it more difficult for the Company to renew these agreements on terms that are acceptable to the Company.

A decrease in demand for the Company’s television programming could adversely affect the Company’s revenues.    The Company is a leading supplier of U.S.-produced scripted television programming as well as a leader in distributing U.S.-produced episodic programming overseas. The Company continues to be largely dependent on the strength of the U.S. broadcast and basic cable networks and their demand for the Company’s television programming. If there is a decrease in the demand for the Company’s television programming, it could reduce the number of new television series launched each year, decrease the overall scale of the Company’s television production business or diminish the aggregate license fees generated by programming in initial broadcast windows and in subsequent syndication windows. Furthermore, vertically integrated networks could elect to buy more shows from their in-house production studios, driven in part by their desire to have more control over digital rights. In addition, local television stations may face decreasing television viewership that would adversely impact their advertising revenues. This could harm the Company’s ability to obtain the per-episode license fees in syndication that it has received in the past. In international territories, the increasing popularity of locally originated television and theatrical content could result in decreased demand, fewer available broadcast slots, and lower licensing and syndication revenues for U.S.-produced television programming.

The inability of the Company to acquire or produce popular programming on acceptable terms could adversely affect its operating results.    The Company obtains a significant portion of the programming for its cable networks, such as motion pictures, television series and sports events, from movie studios, television production companies and sports organizations. The Company has agreements with certain movie studios that provide its premium pay television services with exclusive rights to exhibit the studios’ original feature films during specified time periods. Competition for popular programming is intense, and the growing number of SVOD services has increased the competition for programming both in the U.S. and internationally. The Company may have to increase the price it is willing to pay to avoid being outbid by its competitors for the rights to programming or in connection with the renewal of programming it currently licenses, and the cost to license such programming may increase due to such competition. The cost may also increase as the Company and other companies seek the right to exhibit programming exclusively during the applicable license period or on new distribution platforms. The Company also produces programming and it incurs costs for creative talent, including directors, actors, writers and producers, as well as costs relating to development and marketing. The increased amount of original programming being aired by basic cable networks and premium pay and basic tier television services and, to a lesser extent, SVOD services could increase costs for talent due to increased competition for their services. The Company also incurs significant newsgathering costs at its cable news networks.

The loss of subscribers could adversely affect the Company’s results of operations and future revenue growth.    If video service rates charged by affiliates continue to increase or economic conditions worsen, subscribers may cancel their multichannel video service subscriptions, reduce the number of services they subscribe to or elect to subscribe to a lower-priced tier or offering that may not include all of the Company’s cable networks or premium pay or basic tier television services. In addition, technological developments and changes in consumer behavior, particularly among younger consumers, could result in such consumers choosing not to subscribe to multichannel video services. The Company’s cable networks and premium pay and basic tier television services also face increasing competition from SVOD services. If consumers elect to utilize these services as an alternative to multichannel video services provided by affiliates, the Company’s cable networks and premium pay and basic tier television services may experience a lack of growth or declines in subscribers. In addition, if affiliates reduce their marketing efforts associated with the Company’s premium pay or basic tier television services or choose to promote their own movie and television programming or on-demand offerings in lieu of the Company’s premium pay or basic tier television services, the number of subscribers to such networks and services, respectively, could decline. In addition, the loss of carriage on the most widely distributed programming tiers, including as a result of an affiliate’s creation of lower-priced video packages or tiers or genre-based packages that do not include the Company’s cable networks or premium pay or basic tier television services, could reduce the distribution of the Company’s programming. A decrease in the number of an affiliate’s subscribers or the number of subscribers to the Company’s cable networks, domestic premium pay television services or international premium pay and basic tier television services could result in a decrease in the Company’s subscription and advertising revenues.

Sales of DVDs have been declining, which may adversely affect the Company’s results of operations. Several factors are contributing to an industry-wide decline in DVD sales both domestically and internationally, which has had an adverse effect on the Company’s results of operations. These factors include consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less profit per transaction for the Company than physical disc sales; changing retailer strategies and initiatives (e.g., reduction in floor space devoted to Blu-ray Discs and DVDs); retail store closures; the general economic downturn in the U.S. and many regions around the world; increasing competition for consumer discretionary time and spending; and piracy. The Company’s efforts to offset the decline in DVD sales and its efforts to make digital ownership of films more compelling to consumers (e.g., Blu-ray Disc sales, EST and establishing later rental windows) may not be successful or it may be several years before consumers accept these offerings.

The Company’s businesses operate in highly competitive industries, and the failure to compete successfully may have an adverse effect on the Company’s businesses or results of operations.    The Company’s businesses face intense competition in the U.S. and other countries from many different sources, including numerous direct competitors and other media, including pirated content. Consolidation and vertical integration in the media and entertainment industry have resulted in increased competition for the Company, and additional consolidation or vertical integration in the future would further intensify competition for distribution. In addition, consolidation of affiliates has resulted in them having greater negotiating power, and increased consolidation or vertical integration of such affiliates could adversely affect the Company’s ability to maintain or obtain distribution and/or marketing for its cable networks and premium pay and basic tier television services, on commercially reasonable terms, or at all. The ability of the Company’s businesses to compete successfully depends on many factors, including their ability to develop, market and distribute high-quality popular content, adapt to and exploit technological developments, respond to changes in consumer behavior and achieve widespread distribution, and there can be no assurance that the Company and its businesses will be able to compete successfully in the future against existing or potential competitors.

The Company is exposed to risks associated with weak domestic and global economic conditions and increased volatility and disruption in the financial markets.    The Company’s businesses, financial condition and results of operations may be adversely affected by weak domestic and global economic conditions. Factors that affect economic conditions include the level of household formation, the rate of unemployment, the level of consumer confidence and changes in consumer spending habits. The Company also faces risks associated with the impact of weak domestic and global economic conditions on advertisers, affiliates, suppliers, wholesale distributors, retailers, insurers, theater operators and others with which it does business. For example, if retailers file for reorganization under bankruptcy laws or otherwise experience negative effects on their businesses due to volatile or weak economic conditions, it could reduce the number of outlets for the Company’s DVDs, Blu-ray Discs, videogames and magazines.

Certain of the Company’s operations are conducted in foreign currencies, and the value of these currencies fluctuates relative to the U.S. dollar. As a result, the Company is exposed to exchange rate fluctuations, which in the past have had, and in the future could have, an adverse effect on its results of operations in a given period.

Increased volatility and disruptions in the financial markets could make it more difficult and more expensive for the Company to refinance outstanding indebtedness and obtain new financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Disruptions in the financial markets can also adversely affect the Company’s lenders, insurers, customers and counterparties, including vendors, retailers and film co-financing partners. For instance, the inability of the Company’s counterparties to obtain capital on acceptable terms could impair their ability to perform under their agreements with the Company and lead to negative effects on the Company, including business disruptions, decreased revenues, increases in bad debt expenses and, in the case of film co-financing partners, greater risk to the Company with respect to the performance of its feature films.

A decline in advertising expenditures or deterioration in advertising market conditions or other factors that adversely impact advertising could cause the Company’s revenues and operating results to decline.    The Company derives substantial revenues from the sale of advertising on its cable networks, syndicated programming, magazines and websites. Expenditures by advertisers tend to be cyclical, reflecting domestic and global economic conditions, as well as budgeting and buying patterns. If the economic prospects of advertisers or current economic conditions worsen, such conditions could alter advertisers’ spending priorities. For example, corporate marketing cutbacks could result in advertising on the Company’s cable networks purchased in the upfront market being cancelled. Declines in consumer spending on advertisers’ products due to weak economic conditions could also indirectly negatively impact the Company’s advertising revenues, because advertisers may reduce advertising budgets or not perceive as much value from advertising if consumers are purchasing fewer of their products or services. Advertising expenditures also could be negatively affected by other factors, such as shifting societal norms, pressure from public interest groups, economic uncertainty and changes in laws and regulations. In addition, advertising expenditures could be negatively affected by natural disasters (including extreme weather), acts of terrorism, political uncertainty or hostilities, as there may be uninterrupted news coverage of such events that disrupts regular programming.

Advertising sales and rates depend on audience size, and advertisers’ willingness to purchase advertising from the Company and the price they are willing to pay may be adversely affected by a decline in audience ratings, the number of unique visitors at the Company’s websites or in circulation or magazine readership for the Company’s magazines. If audience levels decline significantly, the Company’s cable networks generally will be required to provide additional advertising units to advertisers to reach agreed upon audience thresholds. This may result in the Company’s cable networks having less inventory available to sell to advertisers or to use to promote their own programming.

Time-shifted and on-demand viewing of programming and viewership on new platforms or devices that is not being measured by the television ratings system could have a negative impact on ratings for the television programming produced by the Company and the television programming aired by the Company’s cable networks. For example, while the current television industry ratings standard measures live commercial viewing plus three days of DVR and VOD playback, the growing viewership that occurs after three days is excluded from these ratings. As a result, the inability to capture the total viewership of the Company’s programming could adversely affect the Company’s ability to fully monetize its advertising inventory. Similarly, the advent of digital magazines continues to shift how consumers interact with magazines and how the audience for digital magazines is measured, which could negatively impact the rates advertisers are willing to pay for advertising in the Company’s magazines.

The Company faces risks relating to doing business internationally that could adversely affect its businesses and operating results.    The Company’s businesses operate and serve customers worldwide, and the Company is focused on expanding its international operations in key territories, including through acquisitions and other strategic investments. The failure to achieve sufficient scale in these territories could negatively affect the Company’s ability to compete in these territories. In addition, there are risks inherent in doing business internationally, including:

•	issues related to integrating and managing international operations;
•	issues related to managing investments in companies organized or formed under the laws of foreign countries;
•	potentially adverse tax developments;
•	lack of sufficient protection for intellectual property in some countries;
•	territorial restrictions on content licensing;
•	currency exchange restrictions, export controls and currency devaluation risks in some foreign countries, including, but not limited to, Venezuela;
•	the existence in some countries of statutory shareholder minority rights and restrictions on foreign direct ownership;
•	the existence of quotas;
•	issues related to occupational safety and adherence to diverse local labor laws and regulations;
•	political or social unrest;
•	higher than anticipated costs of entry;
•	the presence of corruption in certain countries;
•	the absence of good diplomatic relations between the U.S. and certain countries; and
•	the potential for government appropriation of the Company’s assets.

One or more of these factors could harm the Company’s international operations and its operating results.

Piracy of the Company’s content may decrease the revenues received from the exploitation of its content and adversely affect its businesses and profitability.    The piracy of the Company’s content, products and other intellectual property poses significant challenges for the Company. Technological developments, such as the proliferation of cloud-based storage and streaming, increased broadband Internet speed and penetration and increased speed of mobile data transmission have made it easier to create, transmit, distribute and store high quality unauthorized copies of content in unprotected digital formats, which has in turn encouraged the creation of highly scalable businesses that facilitate, and in many instances financially benefit from, such piracy. Piracy is particularly prevalent in many parts of the world that lack effective copyright and technical legal protections or enforcement measures, and illegitimate operators based in these parts of the world can attract viewers from anywhere in the world. The proliferation of unauthorized copies and piracy of the Company’s content, products and intellectual property or the products it licenses from others could result in a reduction of the revenues that the Company receives from the legitimate sale, licensing and distribution of its content and products. The Company devotes substantial resources to protecting its content, products and intellectual property, but there can be no assurance that the Company’s efforts to enforce its rights and combat piracy will be successful.

The Company may suffer if it cannot continue to license or enforce the intellectual property rights on which its businesses depend.    The Company relies on a combination of patents, copyrights, trademarks, tradenames and other proprietary rights, as well as contractual arrangements, including licenses, to establish, maintain and protect its intellectual property rights and brands. However, the Company’s intellectual property rights, and its ability to license and exploit them in accordance with past custom and practice, could be challenged or invalidated, it could have difficulty protecting or obtaining such rights or the rights may not be sufficient to permit it to take advantage of business opportunities, which could result in costly redesign efforts, discontinuance of certain product and service offerings or other competitive harm. In addition, effective intellectual property protection may not be available in every country in which the Company operates or its content is available. The Company also may not be able to acquire or maintain appropriate domain names in all countries in which it does business. The Internet Corporation for Assigned Names and Numbers plans to expand the Internet and has accepted over 1,900 applications for new generic top level domains (i.e., the names that appear to the right of the period in domain names, such as .com, .net and .org), which could significantly change the structure of the Internet and make it significantly more expensive for the Company to protect its intellectual property on the Internet. The Company may be unable to prevent others from acquiring domain names, including generic top level domain names that are similar to, infringe on, or diminish the value of, the Company’s trademarks and other proprietary rights. Any impairment of the Company’s intellectual property rights or brands, including due to changes in U.S. or foreign intellectual property laws or the absence of effective legal protections or enforcement measures, could adversely impact the Company’s businesses, financial condition and results of operations.

The Company has been, and may be in the future, subject to claims of intellectual property infringement, which could require the Company to change its business practices.    Successful claims that the Company infringes the intellectual property of others could require the Company to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question. This could require the Company to change its business practices and limit its ability to compete effectively. Even if the Company believes that claims of intellectual property infringement are without merit, defending against the claims can be time-consuming and costly and divert management’s attention and resources away from its businesses.

The Company’s businesses are subject to labor interruption.    The Company and certain of its suppliers retain the services of writers, directors, actors, athletes, technicians, trade employees and others involved in the development and production of feature films, television and digital programming and magazines who are covered by collective bargaining agreements. If the Company or its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take actions in the form of strikes, work slowdowns or work stoppages. Collective bargaining agreements with the Writers Guild of America, West Inc., the Writers Guild of America, East Inc. and SAG-AFTRA expire in mid-2014 and negotiations are expected to commence in early 2014. The collective bargaining agreement with the Newspaper Guild of New York also expires in 2014. In addition, the musicians who are members of the American Federation of Musicians have been working under an expired contract since February 2013.

Strikes, work slowdowns or work stoppages or the possibility of such actions and attempts to unionize could cause delays in the production of the Company’s feature films, television and digital programming and magazines. The Company could also incur higher costs from such actions, new collective bargaining agreements or the renewal of collective bargaining agreements on less favorable terms. Many of the Company’s collective bargaining agreements are industry-wide agreements, and the Company may lack practical control over the negotiations and terms of these agreements. Union or labor disputes or player lock-outs relating to professional sports leagues for which the Company has the rights to produce and telecast live games or events may preclude the Company from telecasting scheduled games or events, which could have a negative impact on the Company’s revenues. Further, the loss of television programming due to such disputes could negatively impact the Company’s promotional and marketing opportunities. Depending on their duration, such union or labor disputes or player lock-outs could have an adverse effect on the Company’s businesses or results of operations.

Service disruptions or failures of the Company’s or its vendors’ information systems and networks as a result of computer viruses, misappropriation of data or other malfeasance, natural disasters (including extreme weather), accidental releases of information or other similar events, may disrupt the Company’s businesses, damage its reputation or have a negative impact on its results of operations.    Because information systems, networks and other technologies are critical to many of the Company’s operating activities, shutdowns or service disruptions at the Company or vendors that provide information systems, networks or other services to the Company pose increasing risks. Such disruptions may be caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks, or other similar events. Such events could have an adverse impact on the Company and its customers, including degradation or disruption of service, loss of data and damage to equipment and data. In addition, system redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient to cover all eventualities. Significant events could result in a disruption of the Company’s operations, customer or advertiser dissatisfaction, damage to the Company’s reputation or brands or a loss of customers or revenues. In addition, the Company may not have adequate insurance coverage to compensate for any losses associated with such events.

The Company is also subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of data maintained in the information systems and networks of the Company and its vendors, including personnel, customer and vendor confidential data. In addition, outside parties may attempt to penetrate the Company’s systems or those of its vendors or fraudulently induce employees or customers of the Company or employees of its vendors to disclose sensitive information to obtain or gain access to the Company’s data. If a material breach of the Company’s security or that of its vendors occurs, the market perception of the effectiveness of the Company’s security measures could be harmed, the Company could lose customers and advertisers, and its reputation, brands and credibility could be damaged. The Company could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, the Company could be subject to regulatory actions and claims made by consumers and groups in private litigation involving privacy issues related to consumer data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices.

Although the Company develops and maintains systems designed to prevent these events from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite the Company’s efforts, the possibility of these events occurring cannot be eliminated entirely. As the Company distributes more of its content digitally, outsources more of its information systems to vendors, engages in more electronic transactions with consumers and relies more on cloud-based information systems, the related security risks will increase and the Company will need to expend additional resources to protect its technology, information systems and data.

Service disruptions or the failure of communication satellites or transmitter facilities used by the Company’s cable networks and premium pay and basic tier television services could have a negative impact on the Company’s revenues.    The Company’s cable networks and premium pay and basic tier television services use communication satellites and transmitter facilities to transmit their programming to affiliates. Currently, there are a limited number of communications satellites available for the transmission of programming. These satellites and facilities are critical to the Company’s ability to deliver its programming, and shutdowns or service disruptions pose significant risks to the Company’s businesses and its reputation. Such events may be caused by power outages, natural disasters (including extreme weather), terrorist attacks, failures or impairments of communications satellites or on-ground uplinks or downlinks used to transmit programming, or other similar events.

The Company’s businesses are subject to regulation in the U.S. and internationally, which could cause the Company to incur additional costs or liabilities or disrupt its business practices.    The Company’s businesses are subject to a variety of U.S. and international laws and regulations. See Item 1, “Business — Regulatory Matters,” for a description of significant U.S. federal, state, local and international laws, regulations, regulatory agency inquiries, rulemaking proceedings and other developments affecting the Company’s businesses. The Company could incur substantial costs to comply with new laws or regulations or changes in interpretations of laws or regulations or substantial penalties or other liabilities if it fails to comply with them. Compliance with new laws or regulations also could cause the Company to change or limit its business practices in a manner that is adverse to its businesses. In addition, if there are changes in laws or regulations that provide protections that the Company relies on in conducting its businesses, they could subject the Company to greater risk of liability and could increase compliance costs or limit the Company’s ability to operate certain lines of business.

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

If the Time Separation, the AOL Separation or the TWC Separation is determined to be taxable for income tax purposes, Time Warner and/or Time Warner’s stockholders who receive shares of Time Inc. or received shares of AOL or TWC in connection with the spin-offs could incur significant income tax liabilities.    The Time Separation is conditioned on Time Warner’s receipt of an opinion of counsel confirming that the Time Separation should generally not result in the recognition, for U.S. Federal income tax purposes, of gain or loss to Time Warner or its stockholders, except to the extent of cash received in lieu of fractional shares. In connection with the legal and structural separation of AOL Inc. (“AOL”) from the Company in December 2009 (the “AOL Separation”), Time Warner received an opinion of counsel confirming that the AOL Separation should not result in the recognition, for U.S. Federal income tax purposes, of gain or loss to Time Warner or its stockholders, except to the extent of cash received in lieu of fractional shares. In connection with the legal and structural separation of Time Warner Cable Inc. (“TWC”) from the Company in March 2009 (the “TWC Separation”), Time Warner received a private letter ruling from the Internal Revenue Service (“IRS”) and opinions of counsel confirming that the TWC Separation should not result in the recognition, for U.S. Federal income tax purposes, of gain or loss to Time Warner or its stockholders, except to the extent of cash received in lieu of fractional shares.

The IRS ruling and the opinions in connection with these transactions will be or were based on, among other things, certain facts, assumptions, representations and undertakings that will be made by Time Warner and by Time Inc. in connection with the Time Separation or were made by Time Warner, AOL or TWC, as applicable in connection with the AOL Separation and TWC Separation. If any of these facts, assumptions, representations or undertakings is incorrect or not otherwise satisfied, Time Warner and its stockholders may not be able to rely on the relevant IRS ruling or opinion and could be subject to significant tax liabilities. Furthermore, opinions of counsel are not binding on the IRS or state or local tax authorities or the courts, and a tax authority or court could determine that the Time Separation, the AOL Separation or the TWC Separation should be treated as a taxable transaction. Under the tax matters agreement that Time Warner entered into with AOL, Time Warner is entitled to indemnification from AOL for taxes resulting from the failure of the AOL Separation to qualify as tax-free (“AOL Transaction Taxes”) as a result of (i) certain actions or failures to act by AOL or (ii) the failure of certain representations made by AOL to be true. Similarly, under the tax matters agreement that Time Warner entered into with TWC, Time Warner is entitled to indemnification from TWC for taxes resulting from the failure of the TWC Separation to qualify as tax-free (“TWC Transaction Taxes”) as a result of (i) certain actions or failures to act by TWC or (ii) the failure of certain representations made by TWC to be true. Under the tax matters agreement that Time Warner expects to enter into with Time Inc. in connection with the Time Separation, Time Warner will be entitled to indemnification from Time Inc. for taxes resulting from the failure of the Time Separation to qualify as tax-free (“Time Transaction Taxes” and, together with the AOL Transaction Taxes and TWC Transaction Taxes, the “Transaction Taxes”) as a result of (i) certain actions or failures to act by Time Inc. or (ii) the failure of certain representations that will be made by Time Inc. to be true. However, if Transaction Taxes are incurred for any other reason, Time Warner would not be entitled to indemnification.

The Company is exposed to risks associated with the current challenging conditions in the magazine publishing industry.    The Company has experienced declines in print advertising revenues due to both shifts by advertisers from print to digital and weak domestic and global economic conditions, which have also adversely affected its newsstand revenues. For the years ended December 31, 2013, 2012 and 2011, the Company’s advertising revenues at its publishing business declined 0.6% (3.3% excluding revenues resulting from the acquisition of AEP), 5.4% and 0.6%, respectively, as compared to the preceding years and the Company’s subscription revenues at its publishing business declined 6.7% (8.0% excluding revenues resulting from the acquisition of AEP), 4.8% and 1.5%, respectively, as compared to the preceding years. The Company has reduced costs at its publishing business significantly in recent years to address these challenges, it will need to reduce costs further, and such reductions may adversely impact the quality of its magazine products and brands and further limit its ability to attract and retain talent. Such cost-reduction initiatives may involve moving more of the publishing business’ operations and support functions to outsourced arrangements or off-shore locations. These and other cost-reduction initiatives are subject to execution risk, including business disruptions, diversion of management’s attention, the incurrence of greater than anticipated expenses and risks associated with providing services and functions in outsourced or off-shore locations. If these risks materialize, the Company may be unable to realize the full benefit of its cost-reduction initiatives.

The Company could face increased costs and business disruption from changes in postal rates and service. The financial condition of the USPS continues to decline. In 2012 and 2013, the USPS closed numerous mail processing centers and announced plans to close additional processing centers in 2014, which could result in slower delivery of first class mail and periodicals mail. The USPS is currently prohibited under a Congressional resolution from discontinuing Saturday mail delivery, but the USPS and some members of Congress are attempting to lift that ban as part of comprehensive postal reform. The Company’s magazine subscribers expect weekly magazines to be delivered in the same week that they are printed, and the elimination of Saturday mail delivery or slower delivery of periodicals mail, absent changes to its internal production schedules, could result in a certain percentage of the Company’s weekly magazines not reaching subscribers until the following week. In December 2013, the Postal Regulation Commission approved an exigent rate increase and the USPS increased rates by approximately 6% for all classes of mail effective January 2014. The Company cannot predict what other actions the USPS will take to address its fiscal condition in the future, and changes to delivery, reduction in staff or additional closings of processing centers may lead to changes in the Company’s internal production schedules or other changes in order to continue to meet subscribers’ expectations. In addition, if there are further significant increases in postal rates and the Company is not able to offset such increases, the Company’s results of operations could be negatively impacted.

The Company could face increased costs and business disruption from instability in the wholesaler magazine distribution channel.    The Company operates a distribution network that relies on wholesalers to distribute its magazines to newsstands and other retail outlets. A small number of wholesalers are responsible for a substantial percentage of wholesale magazine distribution in the U.S. The Company is experiencing significant declines in magazine sales at newsstands and other retail outlets. In light of these declines and the challenging industry conditions, there may be further consolidation among the wholesalers and one or more may become insolvent or unable to pay amounts due in a timely manner. A small number of wholesalers in the U.K. and

Mexico are also responsible for a substantial percentage of wholesale magazine distribution in the U.K. and Mexico, respectively. Distribution channel disruptions can impede the Company’s ability to distribute magazines to the retail marketplace, which could, among other things, negatively affect the ability of certain magazines to meet the rate base established with advertisers. Disruption in the wholesaler channel, an increase in wholesale distribution costs or the failure of wholesalers to pay amounts due could adversely affect the Company’s financial condition and results of operations.

A significant increase in the price of paper or significant disruptions in the Company’s supply of paper for its magazines could have an adverse effect on its financial condition and results of operations.

Paper represents a significant component of the Company’s total costs to produce print magazines. Paper prices can be volatile and may increase as a result of various factors, including:

•	a reduction in the number of suppliers due to restructurings, bankruptcies and consolidations;
•	declining paper supply due to paper mill closures; and
•	other factors that generally adversely impact supplier profitability, including increases in operating expenses caused by rising raw material and energy costs.

If paper prices increase significantly or the Company experiences significant supply channel disruptions, the Company’s magazine publishing business, financial condition and results of operations could be adversely affected.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Time Warner’s headquarters are located in New York City at One Time Warner Center. The Company also owns or leases offices; studios; technical, production and warehouse spaces; satellite transmission facilities and other properties in numerous locations in the United States and around the world for its businesses. The Company considers its properties adequate for its current needs. The following table sets forth information as of December 31, 2013 with respect to the Company’s principal properties:

Location	Principal Use	Approximate Square Feet Floor Space	Type of Ownership; Expiration Date of Lease
New York, NY One Time Warner Center	Executive, business and administrative offices, studios, technical space and screening room (Corporate HQ and Turner)	1,007,500	Owned by the Company. Approx. 130,000 sq. ft. is leased to an unaffiliated third-party tenant.(a)

New York, NY 75 Rockefeller Plaza Rockefeller Center	Sublet to unaffiliated third-parties by Corporate	582,400	Leased by the Company. Lease expires in 2014. Entire building is sublet by the Company to unaffiliated third-party tenants.

New York, NY 135 West 50th Street	Business and editorial offices (Turner and Time Inc.)	240,000	Leased by the Company. Lease expires in 2017. Approx. 4,000 sq. ft. is sublet to unaffiliated third-party tenants.

Parsippany, NJ 260 Cherry Hill Road	Business offices (Corporate and Time Inc.)	132,000	Owned by the Company.

Location	Principal Use	Approximate Square Feet Floor Space	Type of Ownership; Expiration Date of Lease
Hong Kong 979 King’s Rd. Oxford House	Executive, business and administrative offices, a studio, technical space and screening room (Corporate, Turner, Warner Bros. and Time Inc.)	122,000	Leased by the Company. Lease expires in 2018. Approx. 6,100 sq. ft. is sublet to an unaffiliated third-party tenant.

London, England Turner House 16 Great Marlborough St.	Executive, business and administrative offices, studios and technical space (Corporate, Turner and HBO)	100,000	Leased by the Company. Lease expires in 2019.

Atlanta, GA One CNN Center	Executive, business and administrative offices, studios and technical and retail space (Turner)	1,280,000	Owned by the Company. Approx. 68,000 sq. ft. is leased to unaffiliated third-party tenants.

Atlanta, GA 1050 Techwood Dr.	Executive, business and administrative offices, studios and technical space (Turner)	1,170,000	Owned by the Company.

Santiago, Chile Pedro Montt 2354	Business offices, studios and technical space (Turner)	254,000	Owned by the Company.

Buenos Aires, Argentina 599 & 533 Defensa St.	Business offices, studios and technical space (Turner)	129,000	Owned by the Company.

Washington, DC 820 First St.	Business offices, studios and technical space (Turner)	102,000	Leased by the Company. Lease expires in 2020.

Santiago, Chile Ines Matte Urrejola #0890 Provencia — Central	Business offices, studios and technical space (Turner)	82,000	Occupied by the Company.(b)

Los Angeles, CA 6430 Sunset Blvd.	Business offices, studios and technical space (Turner)	37,000	Leased by the Company. Lease expires in 2022.

New York, NY 1100 and 1114 Ave. of the Americas	Executive, business and administrative offices and technical space (HBO)	673,000	Leased by the Company under two leases expiring in 2018.

Santa Monica, CA 2500 Broadway	Executive, business and administrative offices and technical space (HBO)	128,000	Leased by the Company. Lease expires in 2019.

Hauppauge, NY 300 New Highway	Business offices, communications center, production facility and technical space (HBO)	115,000	Owned by the Company.

New York, NY 120A East 23rd Street	Business and administrative offices, studios and technical space (HBO)	82,000	Leased by the Company. Lease expires in 2018.

Location	Principal Use	Approximate Square Feet Floor Space	Type of Ownership; Expiration Date of Lease
Burbank, CA The Warner Bros. Studio

Executive, business and administrative offices, sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, back lot and parking lot/structures (Warner Bros.)

		4,677,000(c)	Owned by the Company.

Leavesden, UK Leavesden Studios	Business and administrative offices, sound stages, technical and dressing room structures, machinery and equipment facilities, tour operations, back lot and parking lots (Warner Bros.)	826,800	Owned by the Company.

Burbank, CA 3400 Riverside Dr.	Executive, business and administrative offices (Warner Bros.)	421,000	Leased by the Company. Lease expires in 2019.

Burbank, CA 3300 W. Olive Ave.	Executive, business and administrative offices and technical space (Warner Bros.)	231,000	Leased by the Company. Lease expires in 2021.

London, England 98 Theobald Rd.	Business and administrative offices and screening room (Warner Bros.)	135,000	Leased by the Company. Lease expires in 2019.

New York, NY Time & Life Building Rockefeller Center	Executive, business, administrative and editorial offices (Time Inc.)	2,000,000	Leased by the Company. Lease expires in 2017. Approx. 548,000 sq. ft. is sublet to unaffiliated third-party tenants.

London, England Blue Fin Building 110 Southwark St.	Executive, business, administrative and editorial offices (Time Inc.)	499,000	Owned by the Company. Approx. 210,000 sq. ft. is leased to unaffiliated third-party tenants.

Birmingham, AL 2100 Lakeshore Dr.	Executive, business, administrative and editorial offices (Time Inc.)	398,000	Owned by the Company.

New York, NY Hippodrome Building 1120 Avenue of the Americas	Business and editorial offices (Time Inc.)	143,000	Leased by the Company. Lease expires in 2015.

Tampa, FL One North Dale Mabry Highway	Business offices (Time Inc.)	70,000	Leased by the Company. Lease expires in 2020.

(a)

In January 2014, the Company sold the space it owns in One Time Warner Center to a joint venture and leased space in One Time Warner Center back from the joint venture. The lease expires in early 2019. The Company plans to move to a new corporate headquarters in late 2018.

(b)

The Company occupies the property under an arrangement entered into in connection with the Company’s sale of the property to a third party on August 28, 2013. The Company intends to relocate its operations at this property to a new property.

(c)	Represents 4,677,000 sq. ft. of improved space on 158 acres. Ten acres consist of various parcels adjoining The Warner Bros. Studio with mixed commercial and office uses.

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

On October 22, 2004, the same Siegel heirs filed a related lawsuit against the same defendants, as well as Warner Communications Inc. (now known as Warner Communications LLC) and Warner Bros. Television Production Inc., in the U.S. District Court for the Central District of California. Plaintiffs claim that Siegel was the sole creator of the character Superboy and, as such, DC Comics has had no right to create new Superboy works since the alleged October 17, 2004 termination by plaintiffs of Siegel’s grants of rights to the Superboy character to DC Comics’ predecessor-in-interest. This lawsuit seeks a declaration regarding the validity of the alleged termination and an injunction against future use of the Superboy character. As described in the paragraph above regarding the Superman lawsuit, by orders dated April 18, 2013 and June 18, 2013, the district court, among other things, entered final judgment in DC Comics’ favor, ruling that the plaintiffs had transferred any and all rights in the Superman and Superboy properties to DC Comics in 2001 pursuant to a binding settlement agreement. On July 16, 2013, the plaintiffs filed a notice of appeal from the final judgment to the U.S. Court of Appeals for the Ninth Circuit.

On May 14, 2010, DC Comics filed a related lawsuit in the U.S. District Court for the Central District of California against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls. The lawsuit asserts a claim for declaratory relief concerning the validity and scope of the copyright termination notice served by the Shuster heirs, which, together with the termination notices served by the Siegel heirs described above, purports to preclude DC Comics from creating new Superman and/or Superboy works for distribution and sale in the United States after October 26, 2013. The lawsuit also asserts state law-based claims, including seeking declaratory relief with respect to, inter alia, the validity of various agreements between Mr. Toberoff, his companies and the Shuster and Siegel heirs, and claims for intentional interference by Mr. Toberoff with DC Comics’ contracts and prospective economic advantage with the Shuster and Siegel heirs, for which DC Comics seeks monetary damages. On October 17, 2012, the district court granted partial summary judgment in favor of DC Comics, holding that, among other things, the copyright termination notice served by the Shuster heirs is invalid and the agreements referenced above interfered with DC Comics’ rights under the copyright termination provisions. On April 4, 2013, the district court granted summary judgment in favor of defendants on DC Comics’ state law intentional interference claims. On November 21, 2013, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s October 2012 decision. On January 21, 2014, the U.S. Court of Appeals for the Ninth Circuit denied defendants’ request for a rehearing of the court’s November 2013 decision.

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

On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, “Anderson News”) filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time/Warner Retail Sales & Marketing, Inc. Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Specifically, plaintiffs allege that defendants conspired to reduce competition in the wholesale market for single-copy magazines by rejecting the magazine distribution surcharge proposed by Anderson News and another magazine wholesaler and refusing to distribute magazines to them. Plaintiffs are seeking unspecified monetary damages. On August 2, 2010, the court granted defendants’ motions to dismiss the complaint with prejudice and, on October 25, 2010, the court denied Anderson News’ motion for reconsideration of that dismissal. On November 8, 2010, Anderson News appealed and, on April 3, 2012, the U.S. Court of Appeals for the Second Circuit vacated the district court’s dismissal of the complaint and remanded the case to the district court. On January 7, 2013, the U.S. Supreme Court denied defendants’ petition for writ of certiorari to review the judgment of the U.S. Court of Appeals for the Second Circuit vacating the district court’s dismissal of the complaint. In February 2014, Time Inc. and several other defendants amended their answers to assert antitrust counterclaims against plaintiffs.

In April 2013, the Internal Revenue Service (the “IRS”) Appeals Division issued a notice of deficiency to the Company relating to the appropriate tax characterization of stock warrants received from Google Inc. in 2002. On May 6, 2013, the Company filed a petition with the United States Tax Court seeking a redetermination of the deficiency set forth in the notice. The Company’s petition asserts that the IRS erred in determining that the stock warrants were taxable upon exercise (in 2004) rather than at the date of grant based on, among other things, a misapplication of Section 83 of the Internal Revenue Code. Should the IRS prevail in this litigation, the additional tax payable by the Company would be approximately $70 million.

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

For matters disclosed above for which a loss is probable or reasonably possible, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0 and $65 million at December 31, 2013. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 15, 2014.

Name	Age	Office
Jeffrey L. Bewkes	61	Chairman and Chief Executive Officer
Howard M. Averill	50	Executive Vice President and Chief Financial Officer
Paul T. Cappuccio	52	Executive Vice President and General Counsel
Gary Ginsberg	51	Executive Vice President, Corporate Marketing & Communications
Karen Magee	52	Executive Vice President and Chief Human Resources Officer
Carol A. Melton	59	Executive Vice President, Global Public Policy
Olaf Olafsson	51	Executive Vice President, International & Corporate Strategy

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

Mr. Averill

Executive Vice President and Chief Financial Officer since January 2014; prior to that, Mr. Averill served as Senior Vice President & Deputy Chief Financial Officer from September 2013 through December 2013. Mr. Averill served as Executive Vice President & Chief Financial Officer of Time Inc. from 2007 to September 2013. Prior to that, Mr. Averill was Executive Vice President and Chief Financial Officer at NBC Universal Television from 2005 to 2007 and held other executive positions at NBC Universal, Inc. from 1997 to 2005. Prior to these positions, he held positions with ITT/Sheraton Corporation, Pepsi-Cola Company and Arthur Andersen & Co.

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

Ms. Magee

Executive Vice President and Chief Human Resources Officer since January 2014; prior to that, Ms. Magee served as Senior Vice President and Chief Human Resources Officer from January 2011 through December 2013 and as Senior Vice President, Administration, Shared Services from March 2010 to January 2011. Prior to that, Ms. Magee served as the Chief Executive Officer of PlanetOut Inc. from 2006 to 2009. Prior to that, Ms. Magee served as Senior Vice President of Strategic Planning at the Company from 2004 to 2006, as Vice President and then Senior Vice President of Strategic Planning at Time Inc. from

2001 to 2004. Prior to these positions, Ms. Magee served in various roles at Time Inc.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is a corporation organized under the laws of Delaware, and was formed on February 4, 2000 in connection with the Company’s January 2001 merger with America Online, Inc. The principal market for the Company’s Common Stock is the NYSE. For quarterly price information with respect to the Company’s Common Stock for the two years ended December 31, 2013, see “Quarterly Financial Information” at pages 141 through 142 herein, which information is incorporated herein by reference. The number of holders of record of the Company’s Common Stock as of February 19, 2014 was 18,264.

The Company paid a cash dividend of $0.26 per share in each quarter of 2012 and a cash dividend of $0.2875 per share in each quarter of 2013.

On February 4, 2014, the Company’s Board of Directors approved an increase in the quarterly cash dividend to $0.3175 per share and declared the next regular quarterly cash dividend to be paid on March 15, 2014 to stockholders of record on February 28, 2014. The Company currently expects to continue to pay comparable cash dividends in the future. Changes to the Company’s dividend policy will depend on the Company’s earnings, investment opportunities, capital requirements, financial condition, economic conditions and other factors considered relevant by the Company’s Board of Directors.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended December 31, 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2013 - October 31, 2013	5,799,432	$67.85	5,799,432	$1,003,062,257
November 1, 2013 - November 30, 2013	5,101,860	$67.12	5,101,860	$660,644,084
December 1, 2013 - December 31, 2013	5,357,517	$67.11	5,357,517	$301,085,228

Total	16,258,809	$67.38	16,258,809	$301,085,228

(1)	These amounts do not give effect to any fees, commissions or other costs associated with the share repurchases.
(2)

On February 6, 2013, the Company announced that its Board of Directors had authorized a new $4.0 billion stock repurchase program. On February 5, 2014, the Company announced that its Board of Directors had authorized a total of $5.0 billion in share repurchases beginning January 1, 2014, including the approximately $301 million remaining at December 31, 2013 from the prior $4.0 billion authorization. Purchases under the stock repurchase program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. In the past, the Company has repurchased shares of its common stock pursuant to trading plans under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, and it may repurchase shares of its common stock utilizing such trading plans in the future.

(3)

These amounts do not reflect the fees, commissions or other costs associated with the share repurchases or the authorization of an aggregate $5.0 billion in share repurchases announced in February 2014.

Item 6. Selected Financial Data.

The selected financial information of the Company for the five years ended December 31, 2013 is set forth at page 140 herein and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 45 through 76 herein is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 73 through 75 herein is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of the Company and the report of independent registered public accounting firm thereon set forth at pages 77 through 136, 143 through 151 and 138 herein, respectively, are incorporated herein by reference.

Quarterly Financial Information set forth at pages 141 through 142 herein is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm thereon set forth at pages 137 and 139 herein are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14. Directors,	Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accounting Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2014 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

The Company has adopted a Code of Ethics for its Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on the Company’s website at http://www.timewarner.com/our-company/corporate-governance/codes-of-conduct. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2013 about the Company’s outstanding equity compensation awards and shares of Common Stock reserved for future issuance under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	51,581,479	$33.41	34,600,950
Equity compensation plans not approved by security holders	—	$—	—
Total(2)	51,581,479	$33.41	34,600,950

(1)

Equity compensation plans approved by security holders are the (i) Time Warner Inc. 2013 Stock Incentive Plan (will expire on August 31, 2017), (ii) Time Warner Inc. 2010 Stock Incentive Plan (terminated effective August 8, 2013), (iii) Time Warner Inc. 2006 Stock Incentive Plan (terminated effective September 16, 2010), (iv) Time Warner Inc. 2003 Stock Incentive Plan (expired on May 16, 2008), (v) Time Warner Inc. 1999 Stock Plan (expired on October 28, 2009) and (vi) Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors (expired on May 19, 2009). The Time Warner Inc. 1999 Stock Plan and the Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors were approved in 1999 by the stockholders of America Online, Inc. and Historic TW Inc., respectively, and were assumed by the Company in connection with the merger of America Online, Inc. and Time Warner Inc. (now known as Historic TW Inc.), which was approved by the stockholders of both America Online, Inc. and Historic TW Inc. on June 23, 2000.

(2)

Column (a) includes 14,043,656 shares of Common Stock underlying outstanding restricted stock units (“RSUs”) and 1,044,878 shares of Common Stock underlying outstanding performance stock units (“PSUs”), assuming a maximum payout of 200% of the target number of PSUs at the end of the applicable performance period. Because there is no exercise price associated with RSUs or PSUs, these stock awards are not included in the weighted-average exercise price calculation presented in column (b).

(3)

Of the shares available for future issuance under the Time Warner Inc. 2013 Stock Incentive Plan, a maximum of 29,871,124 shares may be issued in connection with awards of restricted stock, RSUs or PSUs as of December  31, 2013.

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

TIME WARNER INC.

By:	/s/ Howard M. Averill
	Name:	Howard M. Averill
	Title:	Executive Vice President and Chief Financial Officer

Date: February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY L. BEWKES Jeffrey L. Bewkes	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 26, 2014

/S/ HOWARD M. AVERILL Howard M. Averill	Executive Vice President and Chief Financial Officer (principal financial officer)	February 26, 2014

/S/ PASCAL DESROCHES Pascal Desroches	Senior Vice President & Controller (principal accounting officer)	February 26, 2014

/S/ JAMES L. BARKSDALE James L. Barksdale	Director	February 26, 2014

/S/ WILLIAM P. BARR William P. Barr	Director	February 26, 2014

/S/ STEPHEN F. BOLLENBACH Stephen F. Bollenbach	Director	February 26, 2014

Signature	Title	Date

/S/ ROBERT C. CLARK Robert C. Clark	Director	February 26, 2014

/S/ MATHIAS DÖPFNER Mathias Döpfner	Director	February 26, 2014

/S/ JESSICA P. EINHORN Jessica P. Einhorn	Director	February 26, 2014

/S/ CARLOS M. GUTIERREZ Carlos M. Gutierrez	Director	February 26, 2014

/S/ FRED HASSAN Fred Hassan	Director	February 26, 2014

/S/ KENNETH J. NOVACK Kenneth J. Novack	Director	February 26, 2014

/S/ PAUL D. WACHTER Paul D. Wachter	Director	February 26, 2014

/S/ DEBORAH C. WRIGHT Deborah C. Wright	Director	February 26, 2014

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

•

Results of operations.    This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2013. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is provided.

•

Financial condition and liquidity.    This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2013 and the Company’s outstanding debt and commitments as of December 31, 2013. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s ongoing operations and future commitments, as well as a discussion of other financing arrangements.

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

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, CNN, HBO, Cinemax, Warner Bros., New Line Cinema, People, Sports Illustrated and Time. During the year ended December 31, 2013, the Company generated Revenues of $29.795 billion (up 4% from $28.729 billion in 2012), Operating Income of $6.605 billion (up 12% from $5.918 billion in 2012), Net Income attributable to Time Warner shareholders of $3.691 billion (up 26% from $2.925 billion in 2012) and Cash provided by operations of $3.714 billion (up 8% from $3.442 billion in 2012). On March 6, 2013, Time Warner announced that its Board of Directors has authorized management to proceed with plans for the complete legal and structural separation of the Company’s Time Inc. segment from Time Warner (the “Time Separation”). Time Warner expects to complete the Time Separation during the second quarter of 2014.

Time Warner Businesses

Time Warner classifies its operations into four reportable segments: Turner, Home Box Office, Warner Bros. and Time Inc. In the fourth quarter of 2013, the Company separated its former Networks reportable segment into

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

two reportable segments: Turner and Home Box Office. In addition, during the fourth quarter of 2013, the Company changed the names of its Film and TV Entertainment reportable segment to Warner Bros. and its Publishing reportable segment to Time Inc. For additional information regarding Time Warner’s segments, refer to Note 15, “Segment Information,” to the accompanying consolidated financial statements.

Turner.    Time Warner’s Turner segment consists of businesses managed by Turner Broadcasting System, Inc. (“Turner”). During the year ended December 31, 2013, the Turner segment recorded Revenues of $9.983 billion (33% of the Company’s total Revenues) and Operating Income of $3.486 billion.

Turner operates domestic and international television networks, including such recognized brands as TNT, TBS, truTV, CNN and Cartoon Network, which are among the leaders in advertising-supported television networks. The Turner networks generate revenues principally from providing programming to affiliates that have contracted to receive and distribute this programming to subscribers and from the sale of advertising. In addition, Turner provides online and mobile offerings for on-demand viewing of programs on its networks and live streaming of its networks to authenticated subscribers. Turner also manages and operates various digital media properties that primarily consist of websites, including CNN.com, BleacherReport.com, NBA.com, NCAA.com and cartoonnetwork.com, that generate revenues principally from the sale of advertising and sponsorships.

Home Box Office.    Time Warner’s Home Box Office segment consists of businesses managed by Home Box Office, Inc. (“Home Box Office”). During the year ended December 31, 2013, the Home Box Office segment recorded Revenues of $4.890 billion (17% of the Company’s total Revenues) and Operating Income of $1.791 billion.

Home Box Office operates the HBO and Cinemax multi-channel premium pay television services, with the HBO service ranking as the most widely distributed domestic multi-channel premium pay television service. HBO- and Cinemax-branded premium pay and basic tier television services are distributed in more than 60 countries across Latin America, Asia and Europe. HBO and Cinemax domestic premium pay television subscribers have access to the authenticated HBO GO and MAX GO streaming services, respectively, on various mobile devices and other online platforms, and an authenticated HBO GO streaming service is available to international premium pay television subscribers of HBO in a number of countries. Home Box Office generates revenues principally from providing programming to domestic affiliates that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. Home Box Office also derives subscription revenues from the distribution by international affiliates of country-specific HBO and Cinemax premium pay and basic tier television services to their local subscribers. Additional sources of revenues for Home Box Office are the sale of its original programming, including Game of Thrones, True Blood and Boardwalk Empire, via DVDs, Blu-ray Discs and electronic sell-through (“EST”) and the licensing of its original programming primarily to international television networks.

Warner Bros.    Time Warner’s Warner Bros. segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute feature films, television shows and videogames. During the year ended December 31, 2013, the Warner Bros. segment recorded Revenues of $12.312 billion (39% of the Company’s total Revenues) and Operating Income of $1.324 billion.

The Warner Bros. segment’s theatrical product revenues are generated principally through rental fees from theatrical exhibition of feature films, including the following films released during 2013: The Conjuring, Gravity, The Great Gatsby, The Hangover Part III, The Hobbit: The Desolation of Smaug, Man of Steel, Pacific Rim and We’re the Millers, and subsequently through licensing fees received from the distribution of films on television networks and premium pay television services. Television product revenues are generated principally from the licensing of programs to television networks and premium pay television services. The segment also generates revenues for both its theatrical and television product through home video distribution on DVD and Blu-ray Discs and in various digital formats (e.g., EST and video-on-demand) as well as through licensing of feature

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

films and television programming to subscription video-on-demand (“SVOD”) services. In addition, the segment generates revenues through the development and distribution of videogames.

Warner Bros. continues to be an industry leader in the television content business. Domestically, for the 2013-2014 season, Warner Bros. produced more than 50 series, with at least three series for each of the five broadcast networks (including 2 Broke Girls, Arrow, The Bachelor, The Big Bang Theory, The Following, The Mentalist, The Middle, Mike & Molly, Mom, Person of Interest, Revolution, Super Fun Night, Two and a Half Men, Vampire Diaries and The Voice), several original series for cable television networks (including Dallas, Longmire, Major Crimes, Pretty Little Liars and Rizzoli & Isles) and several series for first-run syndication (including The Ellen DeGeneres Show, Extra and TMZ). Warner Bros. also licenses many of these series internationally. In addition, Warner Bros. operates a group of local television production companies in the U.K. and the Netherlands that focus on developing non-scripted programs and formats that can be sold internationally and adapted for sale in the U.S. Warner Bros. also creates locally-produced versions of programs owned by the studio as well as original local television programming.

The distribution and sale of physical discs (both standard definition DVDs and high definition Blu-ray Discs) is one of the largest contributors to the segment’s revenues and profits. In recent years, home video revenues have declined as a result of several factors, including consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than physical disc sales; changing retailer initiatives and strategies (e.g., reduction of floor space devoted to physical discs); retail store closures; the general economic downturn in the U.S. and many regions around the world; increasing competition for consumer discretionary time and spending; and piracy. The electronic delivery of film and television content is growing and becoming more important to the Warner Bros. segment, which has helped to offset some of the decline in sales of physical discs. In 2013, the rate of decline in consumer spending on physical discs increased compared to 2012 and the growth in consumer spending on electronic delivery accelerated. Consumer spending on physical discs and electronic delivery combined, excluding SVOD, declined modestly in 2013.

Time Inc.    Time Warner’s Time Inc. segment consists principally of magazine publishing businesses and related websites and operations managed by Time Inc. During the year ended December 31, 2013, the Time Inc. segment recorded Revenues of $3.354 billion (11% of the Company’s total Revenues) and Operating Income of $337 million.

As of December 31, 2013, Time Inc. published 23 magazines in print in the U.S., including People, Sports Illustrated, InStyle and Time, and over 70 magazines outside the U.S. A substantial majority of Time Inc.’s print magazines are available as digital magazines on multiple digital devices and platforms. In addition, as of December 31, 2013, Time Inc. operated over 45 websites that collectively have millions of average monthly unique visitors around the world.

The Time Inc. segment generates revenues primarily from the sale of advertising, magazine subscriptions and newsstand sales. The Time Inc. segment is experiencing declines in its print advertising and newsstand sales as a result of market conditions in the magazine publishing industry.

During the third quarter of 2013, Time Inc. appointed a new chief executive officer and chief financial officer, who began the process of reviewing Time Inc.’s existing strategies and initiatives as well as developing new strategies and initiatives as part of a new long-range plan. The new long-range plan is intended to enhance the scale of Time Inc.’s digital platforms and associated revenues, generate new sources of revenues, and stabilize operating income trends. In February 2014, Time Inc. began a restructuring process that includes streamlining its organizational structure to enhance operational flexibility, speed decision-making, and spur the development of new cross-brand products and services. Time Inc. expects to incur restructuring charges of approximately $150 million during the first half of 2014 in connection with this restructuring as well as the

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

integration of American Express Publishing Corporation (which is described further below) and certain real estate consolidations.

Because of the Time Separation, the Company will continue to perform interim impairment reviews of Time Inc.’s goodwill during 2014 for the periods prior to the Time Separation. The new long-range plan prepared by Time Inc.’s senior management served as the basis for the discounted cash flow analysis used in the 2013 annual impairment review. If market conditions worsen as compared to the assumptions incorporated in that long-range plan, if market conditions associated with valuation multiples of comparable companies decline, or if Time Inc.’s performance fails to meet current expectations, it is possible that the carrying value of Time Inc. will exceed its fair value, which could result in the Company recognizing a noncash impairment of goodwill that could be material.

Recent Developments

Eyeworks

On February 11, 2014, Warner Bros. entered into an agreement with Eyeworks Group (“Eyeworks”), a television production and distribution company, to acquire its operations outside the U.S., which are located in 15 countries across Europe, South America, Australia and New Zealand, for approximately €200 million. The transaction, which is subject to customary closing conditions including regulatory approval, is expected to close in 2014.

Sale and Leaseback of Time Warner Center

On January 16, 2014, Time Warner sold the office space it owned in Time Warner Center for approximately $1.3 billion. Time Warner also agreed to lease office space in Time Warner Center from the buyer until early 2019. In connection with these transactions, the Company expects to recognize a pretax gain of approximately $700 million to $800 million, of which approximately $400 million to $500 million will be recognized in the first quarter of 2014. The balance of the gain will be deferred and recognized ratably over the lease period. Time Warner also expects to recognize a tax benefit of $50 million to $70 million related to the sale in the first quarter of 2014. In addition, the Company reached preliminary agreement relating to the move of its Corporate headquarters and its New York City-based employees to the Hudson Yards development on the west side of Manhattan. The preliminary agreement is subject to the negotiation and execution of final agreements.

Revolving Credit Facilities Maturity Date Extension

On December 18, 2013, Time Warner amended its $5.0 billion senior unsecured credit facilities (the “Revolving Credit Facilities”), which consist of two $2.5 billion revolving credit facilities, to extend the maturity dates of both to December 18, 2018. Prior to the amendment, one facility had a maturity date of September 27, 2016 and the other had a maturity date of December 14, 2017. See “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements” for more information.

2013 Debt Offering

On December 16, 2013, Time Warner issued $1.0 billion aggregate principal amount of debt securities in a public offering. See “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements” for more information.

Acquisition of AEP

On October 1, 2013, Time Inc. acquired American Express Publishing Corporation, now known as Time Inc. Affluent Media Group (“AEP”), including Travel+Leisure and Food & Wine magazines and their related

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

websites (the “AEP Acquisition”). Time Inc. also entered into a multi-year agreement to publish Departures magazine on behalf of American Express Company. In connection with the purchase, Time Inc. recognized a pretax gain of $13 million in the fourth quarter of 2013 resulting from the settlement of the pre-existing contractual arrangement with AEP pursuant to which Time Inc. previously provided management services to AEP’s publishing business. The purchase price was not material to the Company’s financial condition or results of operations, and the acquisition did not have a material impact on its financial results.

HBO Asia and HBO South Asia

In September 2013, Home Box Office purchased its partner’s interests in HBO Asia and HBO South Asia (collectively, “HBO Asia”) for $37 million in cash, net of cash acquired. HBO Asia operates HBO- and Cinemax-branded premium pay and basic tier television services serving over 15 countries in Asia, including India. As a result of this acquisition, Home Box Office now owns 100% of HBO Asia and began consolidating its results of operations and financial condition effective September 30, 2013. For the year ended December 31, 2013, Home Box Office recognized a $104 million gain upon the Company’s acquisition of the controlling interests in HBO Asia. The consolidation of HBO Asia’s operating results did not have a material impact on the Company’s consolidated financial results for the year ended December 31, 2013.

Time Inc. Separation from Time Warner

On March 6, 2013, Time Warner announced that its Board of Directors has authorized management to proceed with plans for the Time Separation. The Time Separation is currently expected to be effected as a spin-off of Time Inc., a wholly owned subsidiary of the Company. In the Time Separation, Time Warner will distribute all of its Time Inc. common stock to Time Warner stockholders, and Time Inc. will become an independent publicly-traded company. The Time Separation is contingent on the satisfaction of a number of conditions, including the effectiveness of a registration statement on Form 10, which Time Inc. filed with the Securities and Exchange Commission on November 22, 2013. Time Warner expects to complete the Time Separation during the second quarter of 2014.

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

Prior to the second quarter of 2013, the Company accounted for its investment in CME under the cost method of accounting because CME founder and Non-Executive Chairman, Ronald S. Lauder, controlled the voting rights associated with the Company’s shares in CME pursuant to a voting agreement between the parties. During the second quarter of 2013, the voting agreement ended and the Company assumed control of the voting rights associated with its shares of Class A common stock and Series A convertible preferred stock (which is convertible into shares of Class A common stock and votes with the Class A common stock on an as-converted basis). As a result of the end of the voting agreement with Mr. Lauder, the Company began accounting for its investment in the Class A common stock and Series A convertible preferred stock of CME under the equity method of accounting. The Company accounts for its investment in the Series B convertible redeemable preferred shares of CME under the cost method of accounting. In accordance with applicable accounting guidance, the Company has recast its historical financial results to reflect the presentation of its investment in the Class A common stock and Series A convertible preferred stock of CME under the equity method of accounting for all prior periods from the date of the Company’s initial investment in CME in May 2009. See Note 4, “Investments,” to the accompanying consolidated financial statements for more information.

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

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results has been affected by transactions and certain other items in each period as follows (millions):

	Year Ended December 31,
	2013	2012	2011

Asset impairments	$(140)	$(186)	$(44)
Gain on operating assets, net	142	9	7
Other	4	(31)	(22)

Impact on Operating Income	6	(208)	(59)

Investment gains (losses), net	61	(30)	(136)
Amounts related to the separation of Time Warner Cable Inc.	3	4	(5)
Amounts related to the disposition of Warner Music Group	(1)	(7)	—
Items affecting comparability relating to equity method investments	(30)	(94)	(1)

Pretax impact	39	(335)	(201)
Income tax impact of above items	(34)	100	43

Impact of items affecting comparability on income from continuing operations attributable to Time Warner Inc. shareholders	$5	$(235)	$(158)

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $246 million, $119 million and $113 million for the years ended December 31, 2013, 2012 and 2011, respectively. For further discussion of Restructuring and severance costs, see “Consolidated Results” and “Business Segment Results.”

Asset Impairments

During the year ended December 31, 2013, the Company recorded noncash impairments of $47 million at the Turner segment of which $18 million related to certain of Turner’s international intangible assets, $18 million related to a building, $10 million related to programming assets resulting from Turner’s decision to shut down certain of its entertainment networks in Spain and Belgium and $1 million related to miscellaneous assets, $7 million at the Warner Bros. segment related to miscellaneous assets, $79 million at the Time Inc. segment primarily related to certain tradenames and $7 million at Corporate related to certain internally developed software.

During the year ended December 31, 2012, the Company recognized $174 million of charges at the Turner segment in connection the shutdown of Turner’s general entertainment network, Imagine, in India and its TNT television operations in Turkey (the “Imagine and TNT Turkey Shutdowns”) primarily related to certain receivables, including value added tax receivables, inventories and long-lived assets, including Goodwill. For the year ended December 31, 2012, the Company also recognized $12 million of other miscellaneous noncash asset impairments consisting of $2 million at the Turner segment, $4 million at the Warner Bros. segment, and $6 million at the Time Inc. segment.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

During the year ended December 31, 2011, the Company recorded noncash impairments of $6 million at the Turner segment primarily related to a tradename impairment, $21 million at the Warner Bros. segment of which $12 million related to capitalized software costs and $17 million at the Time Inc. segment of which $11 million related to a tradename impairment.

Gain on Operating Assets, Net

For the year ended December 31, 2013, the Company recognized net gains on operating assets of $142 million, including a $2 million gain at the Turner segment on the sale of a building, a $104 million gain at the Home Box Office segment upon the Company’s acquisition of the controlling interests in HBO Asia, a $9 million gain at the Home Box Office segment upon the Company’s acquisition of the controlling interest in HBO Nordic, a $6 million gain at the Warner Bros. segment related to miscellaneous operating assets, a $13 million gain at the Time Inc. segment resulting from the settlement of a pre-existing contractual arrangement with AEP in connection with the AEP Acquisition, and an $8 million gain at Corporate on the disposal of certain corporate assets.

For the year ended December 31, 2012, the Company recognized net gains on operating assets of $9 million, including a $34 million gain at the Turner segment on the settlement of an indemnification obligation related to the Company’s 2007 sale of the Atlanta Braves baseball franchise (the “Braves”), $1 million of noncash income at the Warner Bros. segment related to a fair value adjustment on certain contingent consideration arrangements, a $36 million loss at the Time Inc. segment in connection with the sale in the first quarter of 2012 of Time Inc.’s school fundraising business, QSP (the “QSP Business”), and a $10 million gain at Corporate on the disposal of certain corporate assets.

For the year ended December 31, 2011, the Company recognized net gains on operating assets of $7 million, including noncash income of $9 million at the Warner Bros. segment associated with a fair value adjustment on certain contingent consideration arrangements.

Other

Other reflects external costs related to mergers, acquisitions or dispositions of $34 million, $28 million and $14 million for the years ended December 31, 2013, 2012 and 2011, respectively. External costs related to mergers, acquisitions or dispositions for the year ended December 31, 2013 were primarily related to the pending separation of Time Inc. from Time Warner. External costs related to mergers, acquisitions or dispositions for the year ended December 31, 2012 included $18 million related to the Imagine and TNT Turkey Shutdowns.

Other also includes a gain of $38 million for the year ended December 31, 2013 related to the curtailment of post-retirement benefits (the “Curtailment”).

In addition, other includes legal and other professional fees related to the defense of securities litigation matters for former employees totaling $0, $3 million and $8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

External costs related to mergers, acquisitions or dispositions, the gain related to the Curtailment and the amounts related to securities litigation and government investigations are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Investment Gains (Losses), Net

For the year ended December 31, 2013, the Company recognized $61 million of net miscellaneous investment gains, consisting of a $65 million gain on the sale of the Company’s investment in a theater venture in Japan, which included a $10 million gain related to a foreign currency contract, $6 million of net miscellaneous losses and a net noncash gain of $2 million associated with an option to acquire securities that was terminated during the third quarter of 2013.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the year ended December 31, 2012, the Company recognized $30 million of net investment losses, consisting of $19 million of net miscellaneous losses, a $16 million loss on an investment in a network in Turkey recognized as part of the Imagine and TNT Turkey Shutdowns and noncash income of $5 million associated with a fair value adjustment on certain options to redeem securities.

For the year ended December 31, 2011, the Company recognized net investment losses of $136 million, consisting of a $131 million noncash impairment related to the Company’s investment in CME, $3 million of net miscellaneous losses and a noncash loss of $2 million associated with a fair value adjustment on certain options to redeem securities.

Amounts Related to the Separation of Time Warner Cable Inc.

For the years ended December 31, 2013, 2012 and 2011, the Company recognized other income of $10 million, $9 million and $4 million, respectively, related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by Time Warner Cable Inc. (“TWC”) employees, which has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations. For the years ended December 31, 2013, 2012 and 2011, the Company also recognized $7 million, $5 million and $9 million, respectively, of other loss related to changes in the value of a TWC tax indemnification receivable, which has also been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Disposition of Warner Music Group

For the years ended December 31, 2013 and 2012, the Company recognized losses of $1 million and $7 million, respectively, primarily related to a tax indemnification obligation associated with the disposition of Warner Music Group (“WMG”) in 2004. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Items Affecting Comparability Relating to Equity Method Investments

For the years ended December 31, 2013, 2012 and 2011, the Company recognized $18 million, $94 million and $1 million, respectively, as its share of noncash impairments recorded by an equity method investee. In addition, for the year ended December 31, 2013, the Company recognized $12 million as its share of a noncash loss on the extinguishment of debt recorded by the equity method investee. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Income Tax Impact

The income tax impact reflects the estimated tax provision or tax benefit associated with each item affecting comparability. The estimated tax provision or tax benefit can vary based on certain factors, including the taxability or deductibility of the items and foreign tax on certain items. For the year ended December 31, 2012, the income tax impact includes a $42 million benefit reflecting the reversal of a valuation allowance related to the usage of capital loss carryforwards in connection with the 2013 sale of the Company’s investment in a theater venture in Japan.

Consolidated Results

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying Consolidated Statement of Operations.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Revenues.    The components of Revenues are as follows (millions):

	Year Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Subscription	$10,379	$9,997	$9,523	4%	5%
Advertising	6,326	6,121	6,116	3%	—
Content	12,240	11,832	12,635	3%	(6%)
Other	850	779	700	9%	11%

Total revenues	$29,795	$28,729	$28,974	4%	(1%)

For the year ended December 31, 2013, the increase in Subscription revenues was primarily related to increases at the Turner and Home Box Office segments, partially offset by a decrease at the Time Inc. segment. Advertising revenues for the year ended December 31, 2013 increased primarily due to an increase at the Turner segment. The increase in Content revenues for the year ended December 31, 2013 was due primarily to an increase at the Warner Bros. segment. The increase in Other revenues for the year ended December 31, 2013 was primarily related to increases at the Warner Bros. and Time Inc. segments.

For the year ended December 31, 2012, the increase in Subscription revenues was primarily related to an increase at the Turner and Home Box Office segments. Advertising revenues for the year ended December 31, 2012 were essentially flat as an increase at the Turner segment was largely offset by a decrease at the Time Inc. segment. The decrease in Content revenues for the year ended December 31, 2012 was due primarily to decreases at the Warner Bros., Home Box Office and Turner segments. The increase in Other revenues for the year ended December 31, 2012 was primarily related to an increase at the Warner Bros. segment, partially offset by a decline at the Time Inc. segment.

Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.    Costs of revenues were $16.230 billion, $15.934 billion and $16.311 billion for the years ended December 31, 2013, 2012 and 2011, respectively. The increase for the year ended December 31, 2013 reflected increases at the Turner and Warner Bros. segments, partially offset by declines at the Time Inc. and Home Box Office segments. The decrease for the year ended December 31, 2012 reflected declines at the Warner Bros. and Time Inc. segments, partially offset by increases at the Home Box Office and Turner segments.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $6.465 billion, $6.333 billion and $6.439 billion for the years ended December 31, 2013, 2012 and 2011, respectively. The increase for the year ended December 31, 2013 primarily related to increases at the Home Box Office segment and Corporate. The decrease for the year ended December 31, 2012 primarily related to declines at the Time Inc., Home Box Office and Turner segments, partly offset by increases at the Warner Bros. segment and Corporate.

Included in Costs of revenues and Selling, general and administrative expenses was depreciation expense of $635 million, $644 million and $653 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Amortization Expense.    Amortization expense was $251 million, $248 million and $269 million for the years ended December 31, 2013, 2012 and 2011, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Restructuring and Severance Costs.    For the years ended December 31, 2013, 2012 and 2011, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs are as follows (millions):

	Year Ended December 31,
	2013	2012	2011
Turner	$93	$52	$37
Home Box Office	39	15	15
Warner Bros.	49	23	41
Time Inc.	63	27	18
Corporate	2	2	2

Total restructuring and severance costs	$246	$119	$113

The total number of employees terminated across the segments in 2013, 2012 and 2011 was approximately 1,600, 1,100 and 1,200, respectively.

Operating Income.    Operating Income was $6.605 billion, $5.918 billion and $5.805 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $6 million of income, $208 million of expense and $59 million of expense for the years ended December 31, 2013, 2012 and 2011, respectively, Operating Income increased $473 million and $262 million in 2013 and 2012, respectively. The increase in 2013 reflected increases at the Turner, Home Box Office and Warner Bros. segments, offset in part by a decrease at the Time Inc. segment. The increase in 2012 reflected an increase at the Turner and Home Box Office segments, offset in part by decreases at the Time Inc. and Warner Bros. segments. The segment variations are discussed under “Business Segment Results.”

Interest Expense, Net.    Interest expense, net was $1.190 billion, $1.253 billion and $1.210 billion for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease for the year ended December 31, 2013 reflected lower average interest rates and lower average debt balances as well as a reduction of $15 million of accrued interest related to legal contingencies. The increase for the year ended December 31, 2012 reflected higher average net debt in 2012, partially offset by an approximate $30 million decrease in interest expense due to lower average interest rates.

Other Loss, Net.    Other loss, net detail is shown in the table below (millions):

	Year Ended December 31,
	2013	2012	2011
Investment gains (losses), net	$61	$(30)	$(136)
Amounts related to the separation of TWC	3	4	(5)
Amounts related to the disposition of WMG	(1)	(7)	—
Items affecting comparability relating to equity method investments	(30)	(94)	(1)
Loss from equity method investees	(122)	(89)	(78)
Other	(23)	(1)	(16)

Other loss, net	$(112)	$(217)	$(236)

Investment gains (losses), net, amounts related to the separation of TWC, amounts related to the disposition of WMG and items affecting comparability relating to equity method investments are discussed under “Transactions and Other Items Affecting Comparability.”

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The remaining changes in Other loss, net for the year ended December 31, 2013 reflected the absence of the 2012 adjustment to reduce a liability for deferred compensation and higher net losses from equity method investees. The remaining changes in Other loss, net for the year ended December 31, 2012 included an adjustment to reduce a liability for deferred compensation and higher net losses from equity method investees.

Income Tax Provision.    Income tax provision was $1.749 billion, $1.526 billion and $1.477 billion for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s effective tax rate was 33%, 34% and 34% for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in the effective tax rate in 2013 was primarily due to a decrease in tax reserves and the recognition of additional foreign tax credit carryovers, partially offset by additional U.S. tax on unremitted foreign earnings.

Income from Continuing Operations.    Income from continuing operations was $3.554 billion, $2.922 billion and $2.882 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $5 million of income, $235 million of expense and $158 million of expense for the years ended December 31, 2013, 2012 and 2011, respectively, Income from continuing operations increased $392 million and $117 million in 2013 and 2012, respectively. The increase in both 2013 and 2012 primarily reflected higher Operating Income, partially offset by higher income tax expense. Basic and diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders were $3.85 and $3.77, respectively, for the year ended December 31, 2013, $3.05 and $3.00, respectively, for the year ended December 31, 2012 and $2.74 and $2.71, respectively, for the year ended December 31, 2011.

Discontinued Operations, Net of Tax.    Discontinued operations, net of tax for the year ended December 31, 2013 reflected a net tax benefit associated with certain foreign tax attributes of WMG. The Company disposed of WMG in 2004.

Net Loss Attributable to Noncontrolling Interests.    For the years ended December 31, 2013, 2012 and 2011, Net loss attributable to noncontrolling interests was $0, $3 million and $4 million, respectively.

Net Income Attributable to Time Warner Inc. Shareholders.    Net income attributable to Time Warner Inc. shareholders was $3.691 billion, $2.925 billion and $2.886 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $3.99 and $3.92, respectively, for the year ended December 31, 2013, $3.05 and $3.00, respectively, for the year ended December 31, 2012 and $2.74 and $2.71, respectively, for the year ended December 31, 2011.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Business Segment Results

Turner.    Revenues and Operating Income of the Turner segment for the years ended December 31, 2013, 2012 and 2011 are as follows (millions):

	Year Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues:
Subscription	$4,896	$4,660	$4,398	5%	6%
Advertising	4,534	4,315	4,196	5%	3%
Content	363	369	417	(2%)	(12%)
Other	190	183	155	4%	18%

Total revenues	9,983	9,527	9,166	5%	4%
Costs of revenues(a)	(4,382)	(4,168)	(4,082)	5%	2%
Selling, general and administrative(a)	(1,725)	(1,730)	(1,741)	—	(1%)
Gain (loss) on operating assets	2	34	(2)	(94%)	NM
Asset impairments	(47)	(176)	(6)	(73%)	NM
Restructuring and severance costs	(93)	(52)	(37)	79%	41%
Depreciation	(231)	(238)	(251)	(3%)	(5%)
Amortization	(21)	(25)	(33)	(16%)	(24%)

Operating Income	$3,486	$3,172	$3,014	10%	5%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The components of Costs of revenues for the Turner segment are as follows (millions):

	Year Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Programming costs:
Originals and sports	$2,647	$2,498	$2,392	6%	4%
Acquired films and syndicated series	946	890	906	6%	(2%)

Total programming costs	3,593	3,388	3,298	6%	3%
Other direct operating costs	789	780	784	1%	(1%)

Costs of revenues(a)	$4,382	$4,168	$4,082	5%	2%

(a)	Costs of revenues exclude depreciation.

2013 vs. 2012

The increase in Subscription revenues for the year ended December 31, 2013 was primarily due to an increase in domestic subscription revenues of $197 million driven primarily by higher domestic rates as well as an increase in international subscription revenues of $39 million reflecting subscriber growth and the unfavorable impact of foreign exchange rates of approximately $50 million.

The increase in Advertising revenues for the year ended December 31, 2013 reflected domestic growth of $219 million driven by an increase at Turner’s domestic entertainment networks due to higher pricing and demand, which included higher demand for sports programming, primarily the NBA and the National Collegiate

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Athletic Association Division I Men’s Basketball Championship tournament (the “NCAA Tournament”), partially offset by a decline at Turner’s domestic news networks primarily due to an unfavorable comparison to the 2012 U.S. presidential election.

Content revenues decreased primarily due to the absence of revenues from Turner’s TNT television operations in Turkey, which were shut down in the second quarter of 2012, partially offset by higher revenues from availabilities to SVOD services.

The increase in Costs of revenues for the year ended December 31, 2013 was primarily due to higher originals and sports programming costs, mainly due to higher costs for original series, as well as higher costs for acquired films and syndicated series. Programming costs for the year ended December 31, 2013 included $73 million of impairments related to certain programs, primarily syndicated series, that management has concluded will no longer be exhibited.

For the year ended December 31, 2013, Selling, general and administrative expenses were essentially flat mainly due to the absence of $18 million of exit and other costs related to the Imagine and TNT Turkey Shutdowns, partially offset by higher marketing expenses.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the year ended December 31, 2013 included a $2 million gain on the sale of a building, $18 million of impairments related to certain of Turner’s international intangible assets, an $18 million impairment related to a building and $10 million of impairments related to programming assets resulting from Turner’s decision to shut down certain of its entertainment networks in Spain and Belgium. The results for the year ended December 31, 2012 reflected the charges incurred in connection with the Imagine and TNT Turkey Shutdowns, consisting of $174 million primarily related to certain receivables, including value added tax receivables, inventories and long-lived assets, including Goodwill, and $18 million related to exit and other transaction costs. The results for the year ended December 31, 2012 also included a $34 million gain on the settlement of an indemnification obligation related to the Company’s 2007 sale of the Braves. In addition, for the years ended December 31, 2013 and 2012, the Turner segment incurred $1 million and $2 million, respectively, of other miscellaneous asset impairments.

For the year ended December 31, 2013, Restructuring and severance costs increased due largely to higher severance costs.

The increase in Operating Income for the year ended December 31, 2013 was primarily due to higher Revenues and lower asset impairments, partially offset by higher Costs of revenues, higher Restructuring and severance costs and lower Gains on operating assets.

2012 vs. 2011

The increase in Subscription revenues for the year ended December 31, 2012 was primarily due to an increase in domestic subscription revenues of $213 million driven largely by higher domestic rates and an increase in international subscription revenues of $49 million reflecting subscriber growth and the unfavorable impact of foreign exchange rates of approximately $60 million.

The increase in Advertising revenues for the year ended December 31, 2012 primarily reflected domestic growth of $175 million mainly due to higher pricing and additional NBA games, partially offset by lower international advertising revenues of $56 million primarily due to the unfavorable impact of the Imagine and TNT Turkey Shutdowns and the negative effect of foreign exchange rates of approximately $30 million.

The decrease in Content revenues for the year ended December 31, 2012 was due primarily to the shutdown of Turner’s TNT television operations in Turkey.

The increase in Costs of revenues for the year ended December 31, 2012 was driven by higher originals and sports programming costs, partially offset by lower programming costs related to the Imagine and TNT Turkey Shutdowns.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the year ended December 31, 2012 reflect the charges incurred in connection with the Imagine and TNT Turkey Shutdowns, consisting of $174 million primarily related to certain receivables, including value added tax receivables, inventories and long-lived assets, including Goodwill, and $18 million related to exit and other transaction costs. The results for the year ended December 31, 2012 also included a $34 million gain on the settlement of an indemnification obligation related to the Company’s 2007 sale of the Braves. In addition, for the years ended December 31, 2012 and 2011, the Turner segment incurred $2 million and $6 million, respectively, of other miscellaneous asset impairments.

The increase in Operating Income was due primarily to higher Revenues and Gains on operating assets, partially offset by the charges incurred in connection with the Imagine and TNT Turkey Shutdowns and higher Costs of revenues.

Home Box Office.    Revenues and Operating Income of the Home Box Office segment for the years ended December 31, 2013, 2012 and 2011 are as follows (millions):

	Year Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues:
Subscription	$4,231	$4,010	$3,768	6%	6%
Content	658	676	730	(3%)	(7%)
Other	1	—	—	NM	NM

Total revenues	4,890	4,686	4,498	4%	4%
Costs of revenues(a)	(2,368)	(2,400)	(2,324)	(1%)	3%
Selling, general and administrative(a)	(705)	(632)	(674)	12%	(6%)
Gain on operating assets	113	—	—	NM	NM
Restructuring and severance costs	(39)	(15)	(15)	160%	—
Depreciation	(91)	(85)	(75)	7%	13%
Amortization	(9)	(7)	(8)	29%	(13%)

Operating Income	$1,791	$1,547	$1,402	16%	10%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The components of Costs of revenues for the Home Box Office segment are as follows (millions):

	Year Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Programming costs:
Acquired films and syndicated series	$894	$885	$930	1%	(5%)
Originals and sports	856	856	776	—	10%

Total programming costs	1,750	1,741	1,706	1%	2%
Other direct operating costs	618	659	618	(6%)	7%

Costs of revenues(a)	$2,368	$2,400	$2,324	(1%)	3%

(a)	Costs of revenues exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

2013 vs. 2012

The increase in Subscription revenues for the year ended December 31, 2013 was primarily due to an increase in domestic subscription revenues of $165 million driven primarily by higher rates. In addition, the 2013 consolidation of HBO Asia and HBO Nordic contributed $48 million of Subscription revenues for the year ended December 31, 2013.

The decrease in Content revenues for the year ended December 31, 2013 was primarily due to lower home video revenues mainly as a result of lower library sales.

The decrease in Costs of revenues for the year ended December 31, 2013 was primarily due to lower other direct operating costs mainly as a result of a reduction of a receivable allowance. Originals and sports programming costs for the year ended December 31, 2013 were flat as lower programming impairments were offset by higher costs for originals and sports programming. In addition, acquired films and syndicated series programming costs were essentially flat as costs associated with the consolidation of HBO Asia and HBO Nordic were largely offset by lower costs for acquired films.

For the year ended December 31, 2013, Selling, general and administrative expenses increased mainly due to higher domestic marketing expenses of $29 million, higher domestic employee-related costs of $17 million and $15 million of costs associated with the consolidation of HBO Asia and HBO Nordic.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the year ended December 31, 2013 included a $104 million gain that was recognized upon the Company’s acquisition of the controlling interests in HBO Asia and a $9 million gain that was recognized upon the Company’s acquisition of the controlling interest in HBO Nordic.

For the year ended December 31, 2013, Restructuring and severance costs increased due largely to higher executive severance costs.

The increase in Operating Income for the year ended December 31, 2013 was primarily due to higher Revenues and Gains on operating assets, partially offset by higher Selling, general and administrative expenses.

2012 vs. 2011

The increase in Subscription revenues for the year ended December 31, 2012 was primarily due to higher domestic subscription rates.

The decrease in Content revenues for the year ended December 31, 2012 was primarily due to lower original programming licensing revenues.

The increase in Costs of revenues for the year ended December 31, 2012 was driven by higher originals and sports programming costs, including a $37 million impairment related to the cancellation of an original series, as well as higher other direct operating costs due to higher employee-related costs and an increase of a receivable allowance, partially offset by lower acquired films and syndicated series programming costs.

For the year ended December 31, 2012, Selling, general and administrative expenses decreased primarily due to lower marketing expenses in 2012 as compared to 2011, which included an HBO GO national marketing campaign.

The increase in Operating Income was due primarily to higher revenues and lower Selling, general and administrative expenses, partially offset by higher Costs of revenues.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Warner Bros.    Revenues and Operating Income of the Warner Bros. segment for the years ended December 31, 2013, 2012 and 2011 are as follows (millions):

	Year Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues:
Subscription	$130	$117	$86	11%	36%
Advertising	81	81	85	—	(5%)
Content	11,764	11,522	12,274	2%	(6%)
Other	337	298	193	13%	54%

Total revenues	12,312	12,018	12,638	2%	(5%)
Costs of revenues(a)	(8,674)	(8,503)	(9,081)	2%	(6%)
Selling, general and administrative(a)	(1,885)	(1,879)	(1,857)	—	1%
Gain on operating assets	6	1	9	NM	(89%)
Asset impairments	(7)	(4)	(21)	75%	(81%)
Restructuring and severance costs	(49)	(23)	(41)	113%	(44%)
Depreciation	(200)	(202)	(198)	(1%)	2%
Amortization	(179)	(180)	(186)	(1%)	(3%)

Operating Income	$1,324	$1,228	$1,263	8%	(3%)

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Content revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the years ended December 31, 2013, 2012 and 2011 are as follows (millions):

	Year Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Theatrical product:
Film rentals	$2,158	$1,894	$2,101	14%	(10%)
Home video and electronic delivery	2,244	2,320	2,866	(3%)	(19%)
Television licensing	1,525	1,601	1,578	(5%)	1%
Consumer products and other	190	208	164	(9%)	27%

Total theatrical product	6,117	6,023	6,709	2%	(10%)
Television product:
Television licensing	3,364	3,433	3,371	(2%)	2%
Home video and electronic delivery	984	1,006	877	(2%)	15%
Consumer products and other	263	299	246	(12%)	22%

Total television product	4,611	4,738	4,494	(3%)	5%
Other	1,036	761	1,071	36%	(29%)

Total Content revenues	$11,764	$11,522	$12,274	2%	(6%)

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Warner Bros. segment are as follows (millions):

	Year Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Film and television production costs	$5,620	$5,598	$5,488	—	2%
Print and advertising costs	1,935	1,854	2,317	4%	(20%)
Other costs, including merchandise and related costs	1,119	1,051	1,276	6%	(18%)

Costs of revenues(a)	$8,674	$8,503	$9,081	2%	(6%)

(a)	Costs of revenues exclude depreciation.

2013 vs. 2012

The increase in Content revenues for the year ended December 31, 2013 included the net unfavorable impact of foreign exchange rates of approximately $110 million.

Theatrical product revenues from film rentals increased for the year ended December 31, 2013, reflecting higher revenues of $315 million from theatrical films released during 2013, partially offset by lower carryover revenues of $51 million from prior period releases. The Company released 18 and 17 theatrical films during 2013 and 2012, respectively.

For the year ended December 31, 2013, theatrical product revenues from home video and electronic delivery decreased due to lower revenues of $140 million from prior period releases, which include catalog titles, partially offset by higher revenues of $64 million from releases in 2013. There were 18 and 21 home video and electronic delivery releases in 2013 and 2012, respectively.

Theatrical product revenues from television licensing decreased for the year ended December 31, 2013 primarily due to fewer availabilities in 2013 as compared to 2012.

Television product revenues from licensing for the year ended December 31, 2013 decreased due to the timing of worldwide television availabilities.

The decrease in television product revenues from home video and electronic delivery for the year ended December 31, 2013 was primarily due to lower revenues from consumer packaged goods, partially offset by higher revenues from availabilities of television product to SVOD services.

Other content revenues increased for the year ended December 31, 2013 primarily due to higher revenues of $297 million from videogames released in 2013, partially offset by lower carryover revenues of $76 million from videogames released in prior periods. The Company released 10 videogames in both 2013 and 2012. In addition, other content revenues increased for the year ended December 31, 2013 due to higher publishing and consumer products revenues.

Included in film and television production costs are production costs related to videogames, as well as theatrical film valuation adjustments resulting from revisions to estimates of ultimate revenue for certain theatrical films. Theatrical film valuation adjustments for the years ended December 31, 2013 and 2012 were $51 million and $92 million, respectively. Film and television production costs were essentially flat as higher costs for videogames, including impairments for certain videogame production costs, which were $53 million in 2013 and $7 million in 2012, were offset by lower theatrical film valuation adjustments and lower amortization costs for theatrical films. The increase in print and advertising costs was primarily due to the mix and quantity of theatrical films and videogames released. Other costs, including merchandise and related costs, increased primarily due to higher distribution costs associated with videogames and home video sales.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for year ended December 31, 2013 included $6 million of miscellaneous gains on operating assets and $7 million of miscellaneous asset impairments.

The increase in Restructuring and severance costs for the year ended December 31, 2013 was primarily related to executive severance costs.

The increase in Operating Income for the year ended December 31, 2013 was primarily due to higher Revenues, partially offset by higher Costs of revenues and higher Restructuring and severance costs.

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

Time Inc.    Revenues and Operating Income of the Time Inc. segment for the years ended December 31, 2013, 2012 and 2011 are as follows (millions):

	Year Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues:
Subscription	$1,129	$1,210	$1,271	(7%)	(5%)
Advertising	1,807	1,819	1,923	(1%)	(5%)
Content	86	91	84	(5%)	8%
Other	332	316	399	5%	(21%)

Total revenues	3,354	3,436	3,677	(2%)	(7%)
Costs of revenues(a)	(1,289)	(1,364)	(1,400)	(5%)	(3%)
Selling, general and administrative(a)	(1,472)	(1,456)	(1,537)	1%	(5%)
Gain (loss) on operating assets	13	(36)	—	NM	NM
Asset impairments	(79)	(6)	(17)	NM	(65%)
Restructuring and severance costs	(63)	(27)	(18)	133%	50%
Depreciation	(85)	(91)	(100)	(7%)	(9%)
Amortization	(42)	(36)	(42)	17%	(14%)

Operating Income	$337	$420	$563	(20%)	(25%)

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The components of Costs of revenues for the Time Inc. segment are as follows (millions):

	Year Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Production costs	$746	$795	$848	(6%)	(6%)
Editorial costs	443	487	474	(9%)	3%
Other	100	82	78	22%	5%

Costs of revenues(a)	$1,289	$1,364	$1,400	(5%)	(3%)

(a)	Costs of revenues exclude depreciation.

2013 vs. 2012

For the year ended December 31, 2013, Subscription revenues decreased primarily due to lower newsstand revenues of $58 million and lower domestic subscription revenues of $25 million, both of which were mainly due to market conditions in the magazine publishing industry. Included in Subscription revenues for the year ended December 31, 2013 was $15 million of revenues resulting from the AEP Acquisition.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the year ended December 31, 2013, Advertising revenues decreased primarily due to a $19 million decline in international magazine advertising revenues, partially offset by a $10 million increase in domestic magazine advertising revenues. The domestic magazine advertising revenues included $42 million of revenues resulting from the AEP Acquisition. The decline in magazine advertising revenues was mainly due to market conditions in the magazine publishing industry. In addition, non-magazine advertising revenues declined $3 million as declines in custom publishing and other non-magazine advertising revenues were largely offset by an increase in website advertising revenues. Included in website advertising revenues for the year ended December 31, 2013 was $7 million of revenues resulting from the AEP Acquisition.

For the year ended December 31, 2013, the transfer of the management of the SI.com and Golf.com websites to Time Inc. from Turner in the second quarter of 2012 had a positive effect on Advertising revenues of $12 million and a $9 million negative effect on Other revenues.

The Company expects the market conditions associated with the Time Inc. segment’s Subscription revenues and Advertising revenues to continue.

For the year ended December 31, 2013, Costs of revenues decreased due primarily to lower production costs, mainly reflecting lower paper prices and reduced print volume as well as lower editorial costs primarily associated with cost savings initiatives, including savings realized from a significant restructuring in the first quarter of 2013 (the “2013 Restructuring”), which mainly consisted of headcount reductions. In addition, the decrease in editorial costs for the year ended December 31, 2013 also reflected a $20 million change in the classification of certain overhead costs. The decreases in production and editorial costs for the year ended December 31, 2013 were partially offset by $20 million of increased costs resulting from the AEP Acquisition. Other costs for the year ended December 31, 2013 increased in part due to costs associated with the 2013 Fortune Global Forum conference.

For the year ended December 31, 2013, Selling, general and administrative expenses increased primarily due to higher costs of $35 million resulting from the AEP Acquisition, a $20 million change in the classification of certain overhead costs and a $14 million increase in incentive compensation, partly offset by cost savings initiatives, including savings realized from the 2013 Restructuring.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the year ended December 31, 2013 included a pretax gain of $13 million resulting from the settlement of a pre-existing contractual arrangement with AEP and $78 million of asset impairments related to certain tradenames. The results for the year ended December 31, 2013 and 2012 included $1 million and $6 million, respectively, of noncash impairments. The results for the year ended December 31, 2012 included a $36 million pretax loss in connection with the sale of the QSP Business.

The Time Inc. segment incurred $63 million in net Restructuring and severance costs during the year ended December 31, 2013 primarily in connection with the 2013 Restructuring. The Time Inc. segment expects to incur charges of approximately $150 million during the first half of 2014, of which about $100 million is expected to be recognized in the first quarter of 2014, in connection with a significant restructuring, primarily consisting of headcount reductions and certain lease exit costs.

Operating Income decreased for the year ended December 31, 2013 primarily due to lower Revenues, higher Asset impairments and higher Restructuring and severance costs, partially offset by lower Costs of revenues and the absence of the $36 million pretax loss on the sale of the QSP Business.

2012 vs. 2011

For the year ended December 31, 2012, Subscription revenues decreased primarily due to lower newsstand sales, mainly as a result of market conditions in the magazine publishing industry as well as the economic environment in the U.S. and internationally.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the year ended December 31, 2012, Advertising revenues decreased primarily due to lower magazine advertising revenues mainly as a result of fewer pages sold due to market conditions in the magazine publishing industry as well as the economic environment in the U.S. and internationally.

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

For the year ended December 31, 2012, Selling, general and administrative expenses decreased primarily due to $65 million in lower costs as a result of the sale of the QSP Business as well as lower compensation, including incentive compensation.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the year ended December 31, 2012 included a $36 million pretax loss in connection with the sale of the QSP Business and $6 million of noncash impairments. The 2011 results included $17 million of noncash impairments of which $11 million related to a tradename impairment.

Operating Income decreased for the year ended December 31, 2012 primarily due to lower Revenues and the $36 million pretax loss in connection with the sale of the QSP Business, offset in part by lower expenses.

Corporate.     Operating Loss at Corporate for the years ended December 31, 2013, 2012 and 2011 was as follows (millions):

	Year Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Selling, general and administrative(a)	$(403)	$(332)	$(316)	21%	5%
Curtailment	38	—	—	—	—
Gain on operating assets	8	10	—	(20%)	NM
Asset impairments	(7)	—	—	—	—
Restructuring and severance costs	(2)	(2)	(2)	—	—
Depreciation	(28)	(28)	(29)	—	(3%)

Operating Loss	$(394)	$(352)	$(347)	12%	1%

(a)	Selling, general and administrative expenses exclude depreciation.

2013 vs. 2012

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the year ended December 31, 2013 included a $38 million gain related to the Curtailment, a $7 million impairment of certain internally developed software and an $8 million gain on the disposal of certain corporate assets. The results for the year ended December 31, 2012 included a $10 million gain on the disposal of certain corporate assets.

For the year ended December 31, 2013, Operating Loss increased due primarily to higher equity-based compensation expense of $26 million, which mainly reflected higher expenses for performance stock units due to an increase in the Company’s stock price and the Company’s expected performance relative to the award

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

performance targets, higher external costs related to mergers, acquisitions or dispositions of $25 million related to the separation of Time Inc. from Time Warner, higher compensation expense of $22 million and Asset impairments of $7 million, partially offset by the $38 million gain related to the Curtailment.

Selling, general and administrative expenses included costs related to enterprise efficiency initiatives of $49 million and $48 million for the years ended December 31, 2013 and 2012, respectively. The enterprise efficiency initiatives involve the centralization of certain administrative functions to generate cost savings or other benefits for the Company.

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

For the years ended December 31, 2012 and 2011, Selling, general and administrative expenses included $48 million and $20 million, respectively, of costs related to enterprise efficiency initiatives.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments, quarterly dividend payments and the purchase of common stock under the Company’s stock repurchase program. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at December 31, 2013 was $6.883 billion, which included $1.862 billion of Cash and equivalents.

Current Financial Condition

At December 31, 2013, Time Warner had net debt of $18.303 billion ($20.165 billion of debt less $1.862 billion of Cash and equivalents) and $29.904 billion of Shareholders’ equity, compared to net debt of $17.030 billion ($19.871 billion of debt less $2.841 billion of Cash and equivalents) and $29.796 billion of Shareholders’ equity at December 31, 2012.

The following table shows the significant items contributing to the increase in net debt from December 31, 2012 to December 31, 2013 (millions):

Balance at December 31, 2012	$17,030
Cash provided by operations	(3,714)
Capital expenditures	602
Repurchases of common stock	3,708
Dividends paid to common stockholders	1,074
Investments and acquisitions, net of cash acquired	512
Proceeds from the exercise of stock options	(674)
Investment and sale proceeds	(204)
All other, net	(31)

Balance at December 31, 2013	$18,303

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

On January 31, 2013, Time Warner’s Board of Directors authorized up to $4.0 billion of share repurchases beginning January 1, 2013, including amounts available under the Company’s prior stock repurchase program as of December 31, 2012. On January 30, 2014, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases beginning January 1, 2014, including amounts available under the Company’s prior stock repurchase program as of December 31, 2013. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2013 through December 31, 2013, the Company repurchased 60 million shares of common stock for $3.700 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). From January 1, 2014 through February 19, 2014, the Company repurchased 7 million shares of common stock for $440 million pursuant to trading plans under Rule 10b5-1 of the Exchange Act.

On January 16, 2014, Time Warner sold the office space it owned in Time Warner Center for approximately $1.3 billion. Time Warner also agreed to lease office space in Time Warner Center from the buyer until early 2019. In connection with these transactions, the Company expects to recognize a pretax gain of approximately $700 million to $800 million, of which approximately $400 million to $500 million will be recognized in the first quarter of 2014. The balance of the gain will be deferred and recognized ratably over the lease period. Time Warner also expects to recognize a tax benefit of $50 million to $70 million related to the sale in the first quarter of 2014. In addition, the Company reached preliminary agreement relating to the move of its Corporate headquarters and its New York City-based employees to the Hudson Yards development on the west side of Manhattan. The preliminary agreement is subject to the negotiation and execution of final agreements.

Cash Flows

Cash and equivalents decreased by $979 million for the year ended December 31, 2013 and $635 million for the year ended December 31, 2012. Components of these changes are discussed below in more detail.

Operating Activities

Details of Cash provided by operations are as follows (millions):

	Year Ended December 31,
	2013	2012	2011
Operating Income	$6,605	$5,918	$5,805
Depreciation and amortization	886	892	922
Net interest payments(a)	(1,158)	(1,220)	(1,079)
Net income taxes paid(b)	(1,165)	(1,274)	(1,079)
All other, net, including working capital changes	(1,452)	(840)	(1,121)

Cash provided by operations from continuing operations	$3,716	$3,476	$3,448

(a)	Includes interest income received of $44 million, $42 million and $40 million in 2013, 2012 and 2011, respectively.
(b)	Includes income tax refunds received of $87 million, $78 million and $95 million in 2013, 2012 and 2011, respectively, and income tax sharing payments to TWC of $6 million in 2012.

Cash provided by operations for the year ended December 31, 2013 increased primarily due to higher Operating Income, lower net income taxes paid and lower net interest payments, partially offset by higher cash used by working capital, which primarily reflected higher participation payments and advances.

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

Investing Activities

Details of Cash used by investing activities are as follows (millions):

	Year Ended December 31,
	2013	2012	2011
Investments in available-for-sale securities	$(27)	$(37)	$(34)
Investments and acquisitions, net of cash acquired:
CME	(288)	(171)	(61)
Bleacher Report	—	(170)	—
All other	(197)	(327)	(304)
Capital expenditures	(602)	(643)	(772)
All other investment and sale proceeds	204	102	85

Cash used by investing activities	$(910)	$(1,246)	$(1,086)

Cash used by investing activities for the year ended December 31, 2013 decreased primarily due to lower investments and acquisitions spending and higher other investment and sale proceeds, including the sale of the Company’s investment in a theater joint venture in Japan.

Cash used by investing activities for the year ended December 31, 2012 increased primarily due to higher investments and acquisitions spending, partially offset by a decrease in capital expenditures.

Financing Activities

Details of Cash used by financing activities are as follows (millions):

	Year Ended December 31,
	2013	2012	2011
Borrowings	$1,028	$1,039	$3,037
Debt repayments	(762)	(686)	(80)
Proceeds from the exercise of stock options	674	1,107	204
Excess tax benefit from equity instruments	179	83	22
Principal payments on capital leases	(9)	(11)	(12)
Repurchases of common stock	(3,708)	(3,272)	(4,611)
Dividends paid	(1,074)	(1,011)	(997)
Other financing activities	(111)	(80)	(96)

Cash used by financing activities	$(3,783)	$(2,831)	$(2,533)

Cash used by financing activities for the year ended December 31, 2013 increased primarily due to higher Repurchases of common stock and lower Proceeds from the exercise of stock options. During the year ended December 31, 2013, the Company issued approximately 20 million shares of common stock and received $674 million in connection with the exercise of stock options. At December 31, 2013, all of the approximately 27 million exercisable stock options outstanding on such date had exercise prices below the closing price of the Company’s common stock on the New York Stock Exchange.

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

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At December 31, 2013, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $27.090 billion. Of this committed capacity, $6.883 billion was unused and $20.165 billion was outstanding as debt. At December 31, 2013, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity(a)	Letters of Credit(b)	Outstanding Debt(c)	Unused Committed Capacity
Cash and equivalents	$1,862	$—	$—	$1,862
Revolving credit facilities and commercial paper program(d)	5,000	—	—	5,000
Fixed-rate public debt	19,905	—	19,905	—
Other obligations(e)	323	42	260	21

Total	$27,090	$42	$20,165	$6,883

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 14.3 years as of December 31, 2013.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts. At December 31, 2013, the principal amounts of the Company’s publicly issued debt mature as follows: $0 in 2014, $1.000 billion in 2015, $1.150 billion in 2016, $500 million in 2017, $600 million in 2018 and $16.781 billion thereafter. In the period after 2018, no more than $2.0 billion will mature in any given year.

(d)

The revolving credit facilities consist of two $2.5 billion revolving credit facilities. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the revolving credit facilities.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $66 million are due within the next twelve months.

2013 Debt Offering

On December 16, 2013, Time Warner issued $1.0 billion aggregate principal amount of debt securities from its shelf registration statement, consisting of $500 million aggregate principal amount of 4.05% Notes due 2023 and $500 million aggregate principal amount of 5.35% Debentures due 2043.

Revolving Credit Facilities

On December 18, 2013, Time Warner amended its Revolving Credit Facilities, which consist of two $2.5 billion revolving credit facilities, to extend the maturity dates of both to December 18, 2018. Prior to the amendment, one facility had a maturity date of September 27, 2016 and the other had a maturity date of December 14, 2017.

The funding commitments under the Revolving Credit Facilities are provided by a geographically diverse group of 19 major financial institutions based in countries including Canada, France, Germany, Japan, Spain,

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Switzerland, the United Kingdom and the U.S. In addition, 18 of these financial institutions have been identified by international regulators as among the 29 financial institutions that they deem to be systemically important. None of the financial institutions in the Revolving Credit Facilities account for more than 8% of the aggregate undrawn loan commitments.

Commercial Paper Program

The Company has a commercial paper program, which was established on February 16, 2011 on a private placement basis, under which Time Warner may issue unsecured commercial paper notes up to a maximum aggregate amount not to exceed the unused committed capacity under the Revolving Credit Facilities, which support the commercial paper program.

Additional Information

The obligations of each of the borrowers under the Revolving Credit Facilities and the obligations of Time Warner under the commercial paper program and the Company’s outstanding publicly issued debt are directly or indirectly guaranteed on an unsecured basis by Historic TW Inc., Home Box Office and Turner (other than $2 billion of debt publicly issued by Time Warner in 2006, which is not guaranteed by Home Box Office). See Note 8, “Long-Term Debt and Other Financing Arrangements,” to the accompanying consolidated financial statements for additional information regarding the Company’s outstanding debt and other financing arrangements, including certain information about maturities, interest rates, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The following table summarizes the Company’s aggregate contractual obligations at December 31, 2013, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (millions):

Contractual Obligations(a)(b)(c)
	Total	2014	2015-2016	2017-2018	Thereafter
Purchase obligations:
Network programming obligations(d)	$15,806	$2,850	$3,911	$2,818	$6,227
Creative talent and employment agreements(e)	1,837	1,151	602	73	11
Other purchase obligations(f)	1,550	690	469	169	222

Total purchase obligations	19,193	4,691	4,982	3,060	6,460

Outstanding debt obligations (Note 8)	20,225	56	2,250	1,100	16,819
Interest (Note 8)	18,821	1,202	2,375	2,177	13,067
Capital lease obligations (Note 8)	81	15	24	22	20
Operating lease obligations (Note 16)	1,910	410	721	502	277

Total contractual obligations	$60,230	$6,374	$10,352	$6,861	$36,643

(a)	The table does not include the effects of certain put/call or other buy-out arrangements that are contingent in nature involving certain of the Company’s investees (Note 16).
(b)

The table does not include the Company’s reserve for uncertain tax positions and related accrued interest and penalties, which at December 31, 2013 totaled $2.607 billion, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

(c)	The references to Note 8 and Note 16 refer to the notes to the accompanying consolidated financial statements.
(d)

The Turner segment enters into contracts to license sports programming to carry on its television networks. The amounts in the table include minimum payment obligations to sports leagues and organizations (e.g., NCAA, NBA, MLB) to air the programming over the contract period. Included in the table is $8.6 billion payable to the NCAA over the 11 years remaining on the agreement, which does not include amounts recoupable from CBS, and $2.6 billion payable to MLB under the agreement Turner and MLB entered into in 2012, which is effective 2014 through 2021. The Turner and Home Box Office segments also enter into licensing agreements with certain production studios to acquire the rights to air motion pictures and television series. The pricing structures in these contracts differ in that some agreements require a fixed amount per film or television series and others are based on a percentage of the film’s box office receipts (with license fees generally capped at specified amounts), or a combination of both. The amounts included in the table represent obligations for television series and films that had been released theatrically as of December 31, 2013 and are calculated using the actual or estimated box office performance or fixed amounts, based on the applicable agreement.

(e)

The Company’s commitments under creative talent and employment agreements include obligations to executives, actors, producers, authors, and other talent under contractual arrangements, including union contracts and contracts with other organizations that represent such creative talent.

(f)

Other purchase obligations principally include: (1) advertising, marketing, distribution and sponsorship obligations, including minimum guaranteed royalty and marketing payments to vendors and content providers, primarily at the Turner, Home Box Office and Warner Bros. segments; (2) obligations related to the Company’s postretirement and unfunded defined benefit pension plans; (3) obligations to purchase information technology licenses and services; (4) obligations related to payments to the NCAA for Basketball Fan Festival rights at the Turner segment; and (5) obligations to purchase general and administrative items and services.

The Company’s material contractual obligations at December 31, 2013 include:

•

Purchase obligations — represents an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts do not represent all anticipated purchases, but represent only those purchases the Company is contractually obligated to make. The Company also purchases products and services as needed, with no firm commitment. For this reason, the amounts

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

presented in the table alone do not provide a reliable indication of all of the Company’s expected future cash outflows. For purposes of identifying and accumulating purchase obligations, all material contracts meeting the definition of a purchase obligation have been included. For those contracts involving a fixed or minimum quantity, but with variable pricing terms, the Company has estimated the contractual obligation based on its best estimate of the pricing that will be in effect at the time the obligation is incurred. Additionally, the Company has included only the obligations under the contracts as they existed at December 31, 2013, and has not assumed that the contracts will be renewed or replaced at the end of their respective terms. If a contract includes a penalty for non-renewal, the Company has included that penalty, assuming it will be paid in the period after the contract expires. If Time Warner can unilaterally terminate an agreement simply by providing a certain number of days notice or by paying a termination fee, the Company has included the amount of the termination fee or the amount that would be paid over the “notice period.” Contracts that can be unilaterally terminated without incurring a penalty have not been included.

•

Outstanding debt obligations — represents the principal amounts due on outstanding debt obligations as of December 31, 2013. Amounts do not include any fair value adjustments, bond premiums, discounts, interest payments or dividends.

•

Interest — represents amounts due based on the outstanding debt balances, interest rates and maturity schedules of the respective instruments as of December 31, 2013. The amount of interest ultimately paid on these instruments may differ based on changes in interest rates.

•	Capital lease obligations — represents the minimum lease payments under noncancelable capital leases, primarily for certain transponder leases at the Home Box Office and Turner segments.

•	Operating lease obligations — represents the minimum lease payments under noncancelable operating leases, primarily for the Company’s real estate and operating equipment.

Most of the Company’s other long-term liabilities reflected in the accompanying Consolidated Balance Sheet have been included in Network programming obligations in the contractual obligations table above, the most significant of which is an approximate $1.076 billion liability for film licensing obligations. However, certain long-term liabilities and deferred credits have been excluded from the table because there are no cash outflows associated with them (e.g., deferred revenue) or because the cash outflows associated with them are uncertain or do not meet the definition of a purchase obligation (e.g., deferred taxes, participations and royalties, deferred compensation and other miscellaneous items).

Contingent Commitments

The Company has certain contractual arrangements that require it to make payments or provide funding if certain circumstances occur. See Note 16, “Commitments and Contingencies,” to the accompanying consolidated financial statements for further discussion of this item.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. Credit risk in the Company’s businesses originates from sales of various products or services and is dispersed among many different counterparties. At December 31, 2013, no single customer had a receivable balance greater than 5% of total Receivables. The Company’s exposure to customer credit risk is largely concentrated in the following categories (amounts presented below are net of reserves and allowances):

•	Various retailers for home entertainment product of approximately $1.2 billion;
•	Various television network operators for licensed TV and film product of approximately $2.9 billion;

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

•	Various cable system operators, satellite service distributors, telephone companies and other distributors for the distribution of television programming services of approximately $1.6 billion; and
•	Various advertisers and advertising agencies related to advertising services of approximately $1.4 billion.

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

Interest Rate Risk

Time Warner has issued fixed-rate debt that at December 31, 2013 and 2012 had an outstanding balance of $19.905 billion and $19.620 billion, respectively, and an estimated fair value of $22.659 billion and $24.241 billion, respectively. Based on Time Warner’s fixed-rate debt obligations outstanding at December 31, 2013, a 25 basis point increase or decrease in the level of interest rates would decrease or increase, respectively, the fair value of the fixed-rate debt by approximately $500 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

At December 31, 2013 and 2012, the Company had a cash balance of $1.862 billion and $2.841 billion, respectively, which is primarily invested in short-term variable-rate interest-earning assets. Based on Time Warner’s short-term variable-rate interest-earning assets outstanding at December 31, 2013, a 25 basis point increase or decrease in the level of interest rates would have an insignificant impact on pretax income.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Foreign Currency Risk

Time Warner principally uses foreign exchange contracts to hedge the risk related to unremitted or forecasted royalties and license fees owed to Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad because such amounts may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge certain film production costs denominated in foreign currencies as well as other transactions, assets and liabilities denominated in foreign currencies. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over a rolling twelve-month period. The hedging period for royalties and license fees covers revenues expected to be recognized during the calendar year; however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated cash to U.S. dollars. To hedge this exposure, Time Warner principally uses foreign exchange contracts that generally have maturities of three months to eighteen months and provide continuing coverage throughout the hedging period. At December 31, 2013 and 2012, Time Warner had contracts for the sale and the purchase of foreign currencies at fixed rates as summarized below by currency (millions):

	December 31, 2013		December 31, 2012
	Sales	Purchases	Sales	Purchases
British pound	$1,013	$580	$701	$425
Euro	481	468	371	426
Canadian dollar	569	332	692	425
Australian dollar	410	178	485	269
Other	591	253	718	244

Total	$3,064	$1,811	$2,967	$1,789

Based on the foreign exchange contracts outstanding at December 31, 2013, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2013 would result in a decrease of approximately $125 million in the value of such contracts. Conversely, a 10% appreciation of the U.S. dollar would result in an increase of approximately $125 million in the value of such contracts. For a hedge of forecasted royalty or license fees denominated in a foreign currency, consistent with the nature of the economic hedge provided by such foreign exchange contracts, unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments. See Note 7, “Derivative Instruments,” to the accompanying consolidated financial statements for additional information.

Equity Risk

The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock markets and the industries in which the companies operate. At December 31, 2013 and 2012, these securities, which are classified in Investments, including available-for-sale securities in the accompanying Consolidated Balance Sheet, included $947 million and $1.123 billion, respectively, of investments accounted for using the equity method of accounting, $335 million and $117 million, respectively, of cost-method investments, $645 million and $609 million, respectively, of investments related to the Company’s deferred compensation program and $97 million and $117 million, respectively, of investments in available-for-sale securities.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The potential loss in fair value resulting from a 10% adverse change in the prices of the Company’s equity-method investments, cost-method investments and available-for-sale securities would be approximately $140 million. The potential loss in fair value resulting from a 10% adverse change in the prices of certain of the Company’s deferred compensation investments accounted for as trading securities would be approximately $25 million. While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee company experiences poor operating results or the U.S. or certain foreign equity markets experience declines in value.

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

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding (i) the adequacy of the Company’s liquidity to meet its needs for the foreseeable future, (ii) the Time Separation, (iii) the Company’s anticipated contributions to international defined benefit pension plans in 2014, (iv) the pretax gain and tax benefit expected to be recognized in the first quarter of 2014 in connection with the sale of the Company’s office space in Time Warner Center, (v) the Company’s expectation that the soft market conditions that have adversely affected the Time Inc. segment’s Subscription and Advertising revenues will continue, (vi) charges expected to be incurred by the Time Inc. segment in the first half of 2014 in connection with a significant restructuring, primarily consisting of headcount reductions, and (vii) the expected closing of the Eyeworks transaction.

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

•	changes in consumer behavior, including changes in spending behavior and changes in when, where and how digital content is consumed;
•	the popularity of the Company’s content;
•	changes in the Company’s plans, initiatives and strategies, and consumer acceptance thereof;
•	changes in the plans, initiatives and strategies of the third parties that distribute, license and/or sell Time Warner’s content;
•	competitive pressures, including as a result of audience fragmentation and changes in technology;
•	the Company’s ability to deal effectively with economic slowdowns or other economic or market difficulties;
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
•

lower than expected valuations associated with the cash flows and revenues at Time Warner’s reporting units, which could result in Time Warner’s inability to realize the value recorded for intangible assets and goodwill at those reporting units;

•

increased volatility or decreased liquidity in the capital markets, including any limitation on the Company’s ability to access the capital markets for debt securities, refinance its outstanding indebtedness or obtain bank financings on acceptable terms;

•	the effects of any significant acquisitions, dispositions and other similar transactions by the Company, including the Time Separation;
•	the failure to meet earnings expectations;
•	the adequacy of the Company’s risk management framework;
•	changes in U.S. GAAP or other applicable accounting policies;
•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses;
•	a disruption or failure of the Company’s or its vendors’ network and information systems or other technology on which the Company’s businesses rely;
•	the effect of union or labor disputes or player lockouts affecting the professional sports leagues whose programming is shown on the Company’s networks;
•	changes in tax, federal communication and other laws and regulations;
•	changes in foreign exchange rates and in the stability and existence of the Euro; and
•	the other risks and uncertainties detailed in Part I, Item 1A. “Risk Factors,” in this report.

Any forward-looking statement made by the Company in this report speaks only as of the date on which it is made. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(millions, except share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and equivalents	$1,862	$2,841
Receivables, less allowances of $1,666 and $1,757	7,868	7,385
Inventories	2,028	2,036
Deferred income taxes	447	474
Prepaid expenses and other current assets	639	528

Total current assets	12,844	13,264

Noncurrent inventories and theatrical film and television production costs	6,699	6,675
Investments, including available-for-sale securities	2,024	1,966
Property, plant and equipment, net	3,825	3,942
Intangible assets subject to amortization, net	1,920	2,108
Intangible assets not subject to amortization	7,629	7,642
Goodwill	30,563	30,446
Other assets	2,490	2,046

Total assets	$67,994	$68,089

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,322	$8,039
Deferred revenue	995	1,011
Debt due within one year	66	749

Total current liabilities	8,383	9,799

Long-term debt	20,099	19,122
Deferred income taxes	2,642	2,127
Deferred revenue	482	523
Other noncurrent liabilities	6,484	6,721
Commitments and Contingencies (Note 16)

Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 895 million and 932 million shares outstanding	17	17
Paid-in-capital	153,410	154,577
Treasury stock, at cost (757 million and 720 million shares)	(37,630)	(35,077)
Accumulated other comprehensive loss, net	(852)	(989)
Accumulated deficit	(85,041)	(88,732)

Total Time Warner Inc. shareholders’ equity	29,904	29,796
Noncontrolling interests	—	1

Total equity	29,904	29,797

Total liabilities and equity	$67,994	$68,089

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31,

(millions, except per share amounts)

	2013	2012	2011
Revenues:
Subscription	$10,379	$9,997	$9,523
Advertising	6,326	6,121	6,116
Content	12,240	11,832	12,635
Other	850	779	700

Total revenues	29,795	28,729	28,974
Costs of revenues	(16,230)	(15,934)	(16,311)
Selling, general and administrative	(6,465)	(6,333)	(6,439)
Amortization of intangible assets	(251)	(248)	(269)
Restructuring and severance costs	(246)	(119)	(113)
Asset impairments	(140)	(186)	(44)
Gain on operating assets, net	142	9	7

Operating income	6,605	5,918	5,805
Interest expense, net	(1,190)	(1,253)	(1,210)
Other loss, net	(112)	(217)	(236)

Income from continuing operations before income taxes	5,303	4,448	4,359
Income tax provision	(1,749)	(1,526)	(1,477)

Income from continuing operations	3,554	2,922	2,882
Discontinued operations, net of tax	137	—	—

Net income	3,691	2,922	2,882
Less Net loss attributable to noncontrolling interests	—	3	4

Net income attributable to Time Warner Inc. shareholders	$3,691	$2,925	$2,886

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$3.85	$3.05	$2.74
Discontinued operations	0.14	—	—

Basic net income per common share	$3.99	$3.05	$2.74

Average basic common shares outstanding	920.0	954.4	1,046.2

Diluted income per common share from continuing operations	$3.77	$3.00	$2.71
Discontinued operations	0.15	—	—

Diluted net income per common share	$3.92	$3.00	$2.71

Average diluted common shares outstanding	942.6	976.3	1,064.5

Cash dividends declared per share of common stock	$1.15	$1.04	$0.94

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31,

(millions)

	2013	2012	2011
Net income	$3,691	$2,922	$2,882

Other comprehensive income, net of tax:

Foreign currency translation:
Unrealized gains (losses) occurring during the period	(22)	51	(75)
Less Reclassification adjustment for (gains) losses realized in net income	(6)	10	—

Change in foreign currency translation	(28)	61	(75)

Unrealized gains occurring during the period	13	1	4

Benefit obligations:
Unrealized gains (losses) occurring during the period	124	(206)	(209)
Less Reclassification adjustment for losses realized in net income	22	18	13

Change in benefit obligations	146	(188)	(196)

Derivative financial instruments:
Unrealized gains occurring during the period	27	3	7
Less Reclassification adjustment for (gains) losses realized in net income	(21)	(1)	19

Change in derivative financial instruments	6	2	26

Other comprehensive income (loss)	137	(124)	(241)

Comprehensive income	3,828	2,798	2,641
Less Comprehensive loss attributable to noncontrolling interests	—	3	4

Comprehensive income attributable to Time Warner Inc. shareholders	$3,828	$2,801	$2,645

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,

(millions)

	2013	2012	2011
OPERATIONS
Net income	$3,691	$2,922	$2,882
Less Discontinued operations, net of tax	(137)	—	—

Net income from continuing operations	3,554	2,922	2,882
Adjustments for noncash and nonoperating items:
Depreciation and amortization	886	892	922
Amortization of film and television costs	7,262	7,210	7,032
Asset impairments	140	186	44
(Gain) loss on investments and other assets, net	(65)	26	136
Equity in losses of investee companies, net of cash distributions	218	225	134
Equity-based compensation	256	234	225
Deferred income taxes	759	(150)	128
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(366)	(360)	(613)
Inventories and film costs	(7,194)	(7,566)	(7,624)
Accounts payable and other liabilities	(492)	(66)	167
Other changes	(1,242)	(77)	15

Cash provided by operations from continuing operations	3,716	3,476	3,448
Cash used by operations from discontinued operations	(2)	(34)	(16)

Cash provided by operations	3,714	3,442	3,432

INVESTING ACTIVITIES
Investments in available-for-sale securities	(27)	(37)	(34)
Investments and acquisitions, net of cash acquired	(485)	(668)	(365)
Capital expenditures	(602)	(643)	(772)
Investment proceeds from available-for-sale securities	33	1	16
Other investment proceeds	171	101	69

Cash used by investing activities	(910)	(1,246)	(1,086)

FINANCING ACTIVITIES
Borrowings	1,028	1,039	3,037
Debt repayments	(762)	(686)	(80)
Proceeds from exercise of stock options	674	1,107	204
Excess tax benefit from equity instruments	179	83	22
Principal payments on capital leases	(9)	(11)	(12)
Repurchases of common stock	(3,708)	(3,272)	(4,611)
Dividends paid	(1,074)	(1,011)	(997)
Other financing activities	(111)	(80)	(96)

Cash used by financing activities	(3,783)	(2,831)	(2,533)

DECREASE IN CASH AND EQUIVALENTS	(979)	(635)	(187)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,841	3,476	3,663

CASH AND EQUIVALENTS AT END OF PERIOD	$1,862	$2,841	$3,476

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

(millions)

	Time Warner Shareholders’
	Common Stock	Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)(a)	Total	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2010	$16	$157,142	$(29,033)	$(95,167)	$32,958	$5	$32,963
Net income	—	—	—	2,886	2,886	(4)	2,882
Other comprehensive loss	—	—	—	(241)	(241)	—	(241)
Cash dividends	—	(997)	—	—	(997)	—	(997)
Common stock repurchases	—	—	(4,618)	—	(4,618)	—	(4,618)
Noncontrolling interests of acquired businesses	—	—	—	—	—	(4)	(4)
Amounts related primarily to stock options and restricted stock(b)	1	(32)	—	—	(31)	—	(31)

BALANCE AT DECEMBER 31, 2011	$17	$156,113	$(33,651)	$(92,522)	$29,957	$(3)	$29,954

Net income	—	—	—	2,925	2,925	(3)	2,922
Other comprehensive loss	—	—	—	(124)	(124)	—	(124)
Cash dividends	—	(1,011)	—	—	(1,011)	—	(1,011)
Common stock repurchases	—	—	(3,302)	—	(3,302)	—	(3,302)
Noncontrolling interests of acquired businesses	—	—	—	—	—	7	7
Amounts related primarily to stock options and restricted stock(b)	—	(525)	1,876	—	1,351	—	1,351

BALANCE AT DECEMBER 31, 2012	$17	$154,577	$(35,077)	$(89,721)	$29,796	$1	$29,797

Net income	—	—	—	3,691	3,691	—	3,691
Other comprehensive income	—	—	—	137	137	—	137
Cash dividends	—	(1,074)	—	—	(1,074)	—	(1,074)
Common stock repurchases	—	—	(3,700)	—	(3,700)	—	(3,700)
Noncontrolling interests of acquired businesses	—	—	—	—	—	(1)	(1)
Amounts related primarily to stock options and restricted stock(b)	—	(93)	1,147	—	1,054	—	1,054

BALANCE AT DECEMBER 31, 2013	$17	$153,410	$(37,630)	$(85,893)	$29,904	$—	$29,904

(a)	Includes Accumulated other comprehensive loss, net.
(b)	Beginning in the year ended December 31, 2012, the Company issued treasury stock when stock options were exercised and when restricted stock units and performance stock units vested.

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include television networks, film and TV entertainment and publishing. Time Warner classifies its operations into four reportable segments: Turner: consisting principally of cable networks and digital media properties; Home Box Office: consisting principally of premium pay television services domestically and premium pay and basic tier television services internationally; Warner Bros.: consisting principally of feature film, television, home video and videogame production and distribution; and Time Inc.: consisting principally of magazine publishing and related websites and operations. In the fourth quarter of 2013, the Company separated its former Networks reportable segment into two reportable segments: Turner and Home Box Office. In addition, during the fourth quarter of 2013, the Company changed the names of its Film and TV Entertainment reportable segment to Warner Bros. and its Publishing reportable segment to Time Inc. The new presentation had no impact on the historical consolidated financial information previously reported by the Company. Financial information for Time Warner’s reportable segments is presented in Note 15. See Note 3, “Dispositions and Acquisitions,” for information regarding the separation of the Time Inc. segment from Time Warner.

Basis of Presentation

Basis of Consolidation

The consolidated financial statements include all of the assets, liabilities, revenues, expenses and cash flows of entities in which Time Warner has a controlling interest (“subsidiaries”). Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.

Recast of Historical Financial Results—CME Investment

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the December 31, 2013 presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.

Significant estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, multiple-element transactions, allowances for doubtful accounts, depreciation and amortization, the determination of ultimate revenues as it relates to amortization of capitalized film and programming costs and participations and residuals, home video and videogames product and magazine returns, business combinations, pension and other postretirement benefits, equity-based compensation, income taxes, contingencies, litigation matters, reporting revenue for certain transactions on a gross versus net basis, and the determination of whether the Company should consolidate certain entities.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting Guidance Adopted in 2013

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

On January 1, 2013, the Company adopted on a retrospective basis guidance requiring disclosure of the line item in the Consolidated Statement of Operations that is affected by reclassification adjustments out of Accumulated other comprehensive loss, net. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. For more information, see Note 10, “Shareholders’ Equity.”

Disclosures about Offsetting Assets and Liabilities

On January 1, 2013, the Company adopted on a retrospective basis guidance requiring disclosure of additional information about the Company’s ability to offset certain financial instruments, specifically derivative instruments subject to master netting arrangements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. For more information, see Note 7, “Derivative Instruments.”

Accounting for Cumulative Translation Adjustments

On January 1, 2013, the Company early adopted on a prospective basis guidance that requires the cumulative translation adjustment (“CTA”) related to a subsidiary of or group of assets within a consolidated foreign entity to be released into earnings when (i) the foreign entity ceases to have a controlling financial interest in that subsidiary or group of assets and (ii) the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For the sale of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment will be recognized in earnings upon the sale of the investment. CTA will also be recognized in earnings in a step acquisition transaction. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

Presentation of Unrecognized Tax Benefits

In July 2013, guidance was issued that requires a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of a jurisdiction or the tax law of a jurisdiction does not require it, and the Company does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance became effective on a prospective basis for the Company on January 1, 2014 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

different parties could choose different assumptions and reach different conclusions. The Company considers the policies relating to the following matters to be critical accounting policies:

•	Impairment of Goodwill and Intangible Assets (see pages 87 to 89);

•	Income Taxes (see pages 96 to 97);

•	Film and Television Production Cost Recognition, Participations and Residuals and Impairments (see pages 93 to 94);

•	Gross versus Net Revenue Recognition (see page 95); and

•	Sales Returns and Pricing Rebates (see page 84).

Cash and Equivalents

Cash equivalents consist of investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. The Company monitors concentrations of credit risk with respect to Cash and equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar instruments. As of December 31, 2013, the majority of the Company’s Cash and equivalents were invested with banks with a credit rating of at least A and in Rule 2a-7 money market mutual funds. At December 31, 2013, the Company did not have more than $500 million invested in any single bank or money market mutual fund.

Sales Returns and Pricing Rebates

Management’s estimate of product sales that will be returned and pricing rebates to grant is an area of judgment affecting Revenues and Net income. In estimating product sales that will be returned, management analyzes vendor sales of the Company’s product, historical return trends, current economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any product sales that provide the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale. In estimating the reserve for pricing rebates, management considers the terms of the Company’s agreements with its customers that contain targets which, if met, would entitle the customer to a rebate. In those instances, management evaluates the customer’s actual and forecasted purchases to determine the appropriate reserve. At December 31, 2013 and 2012, total reserves for sales returns (which also reflects reserves for certain pricing allowances provided to customers) primarily related to home entertainment products (e.g., DVD and Blu-ray Disc sales) were $1.192 billion and $1.198 billion, respectively, and for magazines and direct marketing sales were $213 million and $275 million, respectively.

Allowance for Doubtful Accounts

The Company monitors customer credit risk related to accounts receivable, including unbilled trade receivables primarily related to the international distribution of television product. Significant judgments and estimates are involved in evaluating if such amounts will ultimately be fully collected. Each of the Company’s segments maintains a comprehensive approval process prior to issuing credit to third-party customers. Counterparties that are determined to be of a higher risk are evaluated to assess whether the credit terms previously granted to them should be modified. The Company monitors customers’ accounts receivable aging, and a provision for estimated uncollectible amounts is maintained based on customer payment levels, historical experience and management’s views on trends in the overall receivable agings at the Company’s divisions. In addition, for larger accounts, the Company performs analyses of risks on a customer-specific basis. At December 31, 2013 and 2012, total reserves for doubtful accounts were approximately $261 million and $284 million, respectively. Bad debt expense recognized during the years ended December 31, 2013, 2012 and 2011 totaled $41 million, $55 million and $30 million, respectively. In general, the Company does not require collateral with respect to its trade receivable arrangements.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments

Investments in companies in which Time Warner has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when Time Warner owns between 20% and 50% of the voting interests in the investee, holds substantial management rights or holds an interest of less than 20% in an investee that is a limited liability partnership or limited liability corporation that is treated as a flow-through entity.

Under the equity method of accounting, only Time Warner’s investment in and amounts due to and from the equity investee are included in the Consolidated Balance Sheet; only Time Warner’s share of the investee’s earnings (losses) is included in the Consolidated Statement of Operations; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee are included in the Consolidated Statement of Cash Flows. Additionally, the carrying value of investments accounted for using the equity method of accounting is reduced to reflect any other-than-temporary declines in value (see “Asset Impairments” below).

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

Consolidation

Time Warner consolidates all variable interest entities (“VIEs”) in which the Company is deemed to be the primary beneficiary and all other entities in which it has a controlling voting interest. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. Time Warner periodically makes judgments in determining whether its investees are VIEs and, each reporting period, the Company assesses whether it is the primary beneficiary of any of its VIEs. Entities determined to be VIEs primarily consist of HBO Latin America Group (“HBO LAG”) because the Company’s ownership and voting rights in this entity are disproportionate. HBO LAG operates multi-channel premium pay and basic tier television services in Latin America and is accounted for using the equity method. See Note 4 for additional information.

At December 31, 2012, HBO Asia and HBO South Asia were also considered VIEs of the Company. During 2013, the Company purchased the remaining interests in these entities and began consolidating their financial results from the acquisition date. See Note 3 for additional information.

Foreign Currency Translation

Financial statements of subsidiaries operating outside the United States whose functional currency is not the U.S. Dollar are translated at the rates of exchange on the balance sheet date for assets and liabilities and at average rates of exchange for revenues and expenses during the period. Translation gains or losses on assets and liabilities are included as a component of Accumulated other comprehensive loss, net.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Instruments

The Company uses derivative instruments principally to manage the risk associated with movements in foreign currency exchange rates, and recognizes all derivative instruments on the Consolidated Balance Sheet at fair value. Changes in fair value of derivative instruments that qualify for hedge accounting will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in shareholders’ equity as a component of Accumulated other comprehensive loss, net, until the hedged item is recognized in earnings, depending on whether the derivative instrument is being used to hedge changes in fair value or cash flows. For qualifying hedge relationships, the Company excludes the impact of forward points from its assessment of hedge effectiveness. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. For those derivative instruments that do not qualify for hedge accounting, changes in fair value are recognized immediately in earnings. See Note 7 for additional information regarding derivative instruments held by the Company and risk management strategies.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Additions to property, plant and equipment generally include material, labor and overhead. Time Warner also capitalizes certain costs associated with coding, software configuration, upgrades and enhancements incurred for the development of internal use software. Depreciation is recorded on a straight-line basis over estimated useful lives. Leasehold improvements are depreciated over the lesser of the estimated useful life of the improvement or the term of the applicable lease. Time Warner periodically evaluates the depreciation periods of property, plant and equipment to determine whether a revision to its estimates of useful lives is warranted. Property, plant and equipment, including capital leases, consist of (millions):

	December 31,		Estimated Useful Lives
	2013	2012
Land(a)	$506	$505
Buildings and improvements	2,918	2,851	7 to 30 years
Capitalized software costs	1,990	1,869	3 to 7 years
Furniture, fixtures and other equipment(b)	3,600	3,541	3 to 10 years

	9,014	8,766
Less accumulated depreciation	(5,189)	(4,824)

Total	$3,825	$3,942

(a)	Land is not depreciated.
(b)	Includes $339 million and $396 million of construction in progress as of December 31, 2013 and 2012, respectively.

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

Asset Impairments

Investments

The Company’s investments consist of (i) investments carried at fair value, including available-for-sale securities and certain deferred compensation-related investments, (ii) investments accounted for using the cost

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

method of accounting and (iii) investments accounted for using the equity method of accounting. The Company regularly reviews its investments for impairment, including when the carrying value of an investment exceeds its related market value. If the Company determines that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the security in relation to its cost basis, (ii) the financial condition of the investee and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets, primarily tradenames, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Goodwill is tested for impairment at the reporting unit level. A reporting unit is either the “operating segment level,” such as Warner Bros. Entertainment Inc. (“Warner Bros.”), Home Box Office, Inc. (“Home Box Office”), Turner Broadcasting System, Inc. (“Turner”) and Time Inc., or one level below, which is referred to as a “component” (e.g., Warner Bros. Theatrical, Warner Bros. Television). The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business or whether the operations are similar such that they should be aggregated for purposes of the impairment test. For purposes of the goodwill impairment test, management has concluded that the operations below the operating segment are not self-sustaining businesses or the operations are similar and therefore has determined that its reporting units are the same as its operating segments.

In assessing Goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing Goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform the first step of a two-step impairment review process. The first step of the two-step process involves a comparison of the estimated fair value of a reporting unit to its carrying amount. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis and, in certain cases, a combination of a DCF analysis and a market-based approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable public company earnings multiples. The cash flows employed in the DCF analyses are based on the Company’s most recent budgets and long range plans

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and, when applicable, various growth rates are assumed for years beyond the current long range plan period. Discount rate assumptions are based on an assessment of market rates as well as the risk inherent in the future cash flows included in the budgets and long range plans.

In 2013, the Company elected not to perform a qualitative assessment of Goodwill and instead proceeded to perform a quantitative impairment test. The results of the quantitative test did not result in any impairments of Goodwill because the fair values of each of the Company’s reporting units exceeded their respective carrying values. The fair value of the Time Inc. reporting unit exceeded its carrying value by approximately 3%. No other reporting unit’s fair value was within 10% of its carrying value. Had the fair value of the Time Inc. reporting unit been hypothetically lower by 10% as of December 31, 2013, its carrying value would have exceeded its fair value. Had the fair values of each of the Company’s reporting units been hypothetically lower by 20% as of December 31, 2013, the Time Inc. and the Warner Bros. reporting units’ carrying values would have exceeded their respective fair values. If this were to occur, the second step of the impairment review process would need to be performed to determine the ultimate amount of impairment loss to record. For Time Inc., the significant assumptions utilized in the 2013 DCF analysis were a discount rate of 10.5% and a terminal revenue growth rate of 1.00%. Significant assumptions utilized for all other reporting units included discount rates that ranged from 9.5% to 10.0% and a terminal revenue growth rate of 3.25%. Significant assumptions utilized in the market-based approach were market multiples of 7.5x for the Time Inc. reporting unit and market multiples ranging from 7.5x to 12.0x for the Company’s other reporting units where a market-based approach was performed.

In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

In 2013, the Company elected not to perform a qualitative assessment for intangible assets not subject to amortization. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. Common among such approaches is the “relief from royalty” methodology, which is used in estimating the fair value of the Company’s tradenames. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar tradenames are being licensed in the marketplace.

The performance of the Company’s 2013 annual impairment test for other intangible assets not subject to amortization resulted in the impairment of a tradename at Time Inc. As a result, the Company wrote down this tradename from its carrying value of $539 million to its fair value of $489 million. No other tradename’s fair value was within 20% of its carrying value. The significant assumptions utilized in the 2013 DCF analysis of other intangible assets not subject to amortization at Time Inc. were a discount rate of 11.0% and a terminal revenue growth rate of 1.00%, and for all other intangible assets not subject to amortization discount rates that ranged from 10.0% to 10.5% and a terminal revenue growth rate of 3.25%.

Because of the planned spin-off of Time Inc., the Company will continue to perform interim impairment reviews of Time Inc.’s goodwill during 2014 for the periods prior to the spin off. Time Inc. is experiencing declines in its print advertising and newsstand sales as a result of market conditions in the publishing industry. During the fourth quarter, senior management at Time Inc. prepared a new long-range plan that served as the basis for the DCF analysis used in the 2013 annual impairment review. If market conditions worsen as compared to the assumptions incorporated in that long-range plan, if market conditions associated with valuation multiples of comparable companies decline, or if Time Inc.’s performance fails to meet current expectations, it is possible

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

that the carrying value of Time Inc. will exceed its fair value, which could result in the Company recognizing a noncash impairment of goodwill that could be material.

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

Equity-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in Costs of revenues or Selling, general and administrative expenses depending on the job function of the grantee on a straight-line basis (net of estimated forfeitures) from the date of grant over the period during which an employee is required to provide services in exchange for the award. The total grant-date fair value of an equity award granted to an employee who has reached a specified age and years of service as of the grant date is recognized as compensation expense immediately upon grant as there is no required service period.

The grant-date fair value of a restricted stock unit (“RSU”) is determined based on the closing sale price of the Company’s common stock on the NYSE Composite Tape on the date of grant.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Performance stock units (“PSUs”) granted in 2012 and 2013 are subject to a performance condition such that the number of PSUs that ultimately vest generally depends on the adjusted earnings per share (“Adjusted EPS”) achieved by the Company during a three-year performance period compared to targets established at the beginning of the period. The PSUs are also subject to a market condition and the number of PSUs that vest can be increased or decreased based on the Company’s cumulative total shareholder return (“TSR”) relative to the TSR of the other companies in the S&P 500 Index for the performance period. Because the terms of the PSUs granted in 2012 and 2013 provide discretion to make certain adjustments to the performance calculation, the service inception date of these awards precedes the grant date. Accordingly, the Company recognizes compensation expense beginning on the service inception date and remeasures the fair value of the PSU until a grant date occurs, which is typically after the completion of the required service period. These PSUs, as well as RSUs granted to certain senior executives beginning in 2012, also are subject to a performance condition based on an adjusted net income target for a one-year period that, if not achieved, will result in the forfeiture of the awards.

PSUs granted in 2011 are subject to a market condition such that the number of PSUs that ultimately vest generally depends on the Company’s TSR relative to the other companies in the S&P 500 Index for a three-year performance period. The PSUs also are subject to a performance condition, and the number of PSUs that vest may be further adjusted if the TSR ranking for the three-year performance period is below the 50th percentile but the Company’s growth in Adjusted EPS relative to the growth in Adjusted EPS of the other companies in the S&P 500 Index is at or above the 50th percentile. The effect of the market condition is reflected in the grant date fair value of the award and is estimated using a Monte Carlo simulation. The three-year performance period for PSUs granted in 2011 ended on December 31, 2013.

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

Revenues and Costs

Turner and Home Box Office

Subscription revenues are recognized as programming services are provided to cable system operators, satellite distribution services, telephone companies and other distributors (collectively, “affiliates”) based on negotiated contractual programming rates. When a distribution contract with an affiliate has expired and a new distribution contract has not been executed, revenues are based on estimated rates, giving consideration to factors including the previous contractual rates, inflation, current payments by the affiliate and the status of the negotiations on a new contract. When the new distribution contract terms are finalized, an adjustment to Subscription revenues is recorded, if necessary, to reflect the new terms. Such adjustments historically have not been significant.

For the Company’s advertising-supported networks, Advertising revenues are recognized, net of agency commissions, in the period that the advertisements are aired. If there is a targeted audience guarantee, revenues are recognized for the actual audience delivery and revenues are deferred for any shortfall until the guaranteed audience delivery is met, typically by providing additional air time. Advertising revenues from websites are recognized as impressions are delivered or the services are performed.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenues from home video sales are recognized at the later of the delivery date or the date that the DVDs or Blu-ray Discs are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns.

In the normal course of business, the Company’s networks enter into agreements to license programming exhibition rights from licensors. A programming inventory asset related to these rights and a corresponding liability to the licensor are recorded (on a discounted basis if the license agreements are long-term) when (i) the cost of the programming is reasonably determined, (ii) the programming material has been accepted in accordance with the terms of the agreement, (iii) the programming is available for its first showing or telecast, and (iv) the license period has commenced. There are variations in the amortization methods of these rights, depending on whether the network is advertising-supported (e.g., TNT and TBS) or not advertising-supported (e.g., HBO and Turner Classic Movies).

For the Company’s advertising-supported networks, the Company’s general policy is to amortize each program’s costs on a straight-line basis (or per-play basis, if greater) over its license period. However, for certain types of programming, the initial airing has more value than subsequent airings. In these circumstances, the Company will use an accelerated method of amortization. For example, if the Company is licensing the right to air a movie multiple times over a certain period, the movie is being shown for the first time on a Company network (a “Network Movie Premiere”) and the Network Movie Premiere advertising is sold at a premium rate, a larger portion of the movie’s programming inventory cost is amortized upon the initial airing of the movie, with the remaining cost amortized on a straight-line basis (or per-play basis, if greater) over the remaining license period. The accelerated amortization upon the first airing versus subsequent airings is determined based on a study of historical and estimated future advertising sales for similar programming. For rights fees paid for sports programming arrangements (e.g., National Basketball Association, The National Collegiate Athletic Association (“NCAA”) Men’s Division I Basketball championship events (the “NCAA Tournament”) and Major League Baseball), such rights fees are amortized using a revenue-forecast model, in which the rights fees are amortized using the ratio of current period advertising revenue to total estimated remaining advertising revenue over the term of the arrangement. The revenue-forecast model approximates the pattern with which the network expects to use and benefit from providing the sports programming.

For premium pay television services that are not advertising-supported, each licensed program’s costs are amortized on a straight-line basis over its license period or estimated period of use, beginning with the month of initial exhibition. When the Company has the right to exhibit feature theatrical programming in multiple windows over a number of years, the Company uses historical audience viewership as its basis for determining the amount of programming amortization attributable to each window.

The Company carries its licensed programming inventory at the lower of unamortized cost or estimated net realizable value. For networks that earn both Advertising and Subscription revenues (e.g., TBS and TNT), the Company generally evaluates the net realizable value of unamortized programming costs based on the network’s programming taken as a whole. In assessing whether the programming inventory for a particular advertising-supported network is impaired, the Company determines the net realizable value for all of the network’s programming inventory based on a projection of the network’s estimated combined Subscription revenues and Advertising revenues less certain direct costs of delivering the programming. Similarly, for premium pay television services that are not advertising-supported, the Company performs its evaluation of the net realizable value of unamortized programming costs based on the premium pay television services’ licensed programming taken as a whole. Specifically, the Company determines the net realizable value for all of its premium pay television service licensed programming based on projections of estimated Subscription revenues less certain costs of delivering and distributing the licensed programming. However, changes in management’s intended usage of a specific program, such as a decision to no longer exhibit that program and forego the use of the rights associated with the program license, would result in a reassessment of that program’s net realizable value, which could result in an impairment.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Company’s advertising-supported networks and premium pay television services, amortization expense also includes costs for programs owned by the Company amortized using the film forecast computation method. Under this method, the amortization of a program’s capitalized costs and the accrual of its participations and residuals costs for a given period are based on the ratio of the program’s revenues recognized for such period to its estimated remaining ultimate revenues. The process of estimating a program’s ultimate revenues (i.e., the total revenue to be received throughout a program’s life cycle) is discussed under “Film and Television Production Cost Recognition, Participations and Residuals and Impairments.” Programs owned by the Company are carried at the lower of cost, less accumulated amortization, or fair value.

Warner Bros.

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

Television films and series are initially produced for broadcast networks, cable networks or first-run television syndication and may be subsequently licensed for foreign or domestic cable, syndicated television and subscription video-on-demand services, as well as sold on home video. Revenues from the distribution of television programming are recognized when the films or series are available to telecast, except for advertising barter agreements, where the revenue is valued and recognized when the related advertisements are exhibited. In certain circumstances, pursuant to the terms of the applicable contractual arrangements, the availability dates granted to customers may precede the date the Company may bill the customers for these sales. Unbilled accounts receivable, which primarily relate to the distribution of television product at Warner Bros., totaled $3.418 billion and $3.210 billion at December 31, 2013 and December 31, 2012, respectively. Included in the unbilled accounts receivable at December 31, 2013 was $2.073 billion that is to be billed in the next twelve months. Similar to theatrical home video sales, revenues from home video sales of television films and series are recognized at the later of the delivery date or the date that the DVDs or Blu-ray Discs are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns.

Revenues from the sales of videogames are recognized at the later of the delivery date or the date that the videogames are made available for sale or rental by retailers based on gross sales less a provision for estimated returns.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Videogame development costs are expensed as incurred before the applicable videogames reach technological feasibility. Unamortized capitalized videogame production and development costs are stated at the lower of cost, less accumulated amortization, or net realizable value and reported in Other assets on the Consolidated Balance Sheet. At December 31, 2013 and 2012, there were $243 million and $173 million, respectively, of unamortized computer software costs related to videogames. Amortization of such costs was $180 million, $182 million and $163 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in such amortization are writedowns to net realizable value of certain videogame production costs of $53 million, $7 million and $16 million in 2013, 2012 and 2011, respectively.

The Company enters into collaborative arrangements from time to time with third parties to jointly finance and distribute certain of its theatrical productions (“co-financing arrangements”). See “Accounting for Collaborative Arrangements” for more information.

Time Inc.

Magazine Subscription and Advertising revenues are recognized at the magazine cover date. The unearned portion of magazine subscriptions is deferred until the magazine cover date, at which time a proportionate share of the gross subscription price is recognized in revenues, net of any commissions paid to subscription agents. Also included in Subscription revenues are revenues generated from single-copy sales of magazines through retail outlets such as newsstands, supermarkets, convenience stores and drugstores and on certain digital devices and platforms, which may or may not result in future subscription sales. Revenues from retail outlet sales are recognized based on gross sales less a provision for estimated returns. Advertising revenues from websites are recognized as impressions are delivered or the services are performed.

Film and Television Production Cost Recognition, Participations and Residuals and Impairments

One aspect of the accounting for film and television production costs, as well as related revenues, that requires the exercise of judgment relates to the process of estimating a film’s ultimate revenues and is important for two reasons. First, while a film or television series is being produced and the related costs are being capitalized, as well as at the time the film or television series is released, it is necessary for management to estimate the ultimate revenues, less additional costs to be incurred (including exploitation and participation costs), in order to determine whether the value of a film or television series is impaired and requires an immediate write-off of unrecoverable film and television production costs down to fair value. Second, it is necessary for management to determine, using the film forecast computation method, the amount of capitalized film and television production costs and the amount of participations and residuals to be recognized as Costs of revenues for a given film or television series in a particular period. To the extent that the ultimate revenues are adjusted, the resulting gross margin reported on the exploitation of that film or television series in a period is also adjusted.

Prior to the theatrical release of a film, management bases its estimates of ultimate revenues for each film on factors such as the historical performance of similar films, the star power of the lead actors, the rating and genre of the film, pre-release market research (including test market screenings) and the expected number of theaters in which the film will be released. In the absence of revenues directly related to the exhibition of a film or television program that is owned by the Company on the Company’s television networks or premium pay television services, management estimates a portion of the unamortized costs that are representative of the utilization of that

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

film or television program in that exhibition and expenses such costs as the film or television program is exhibited. The period over which ultimate revenues are estimated is generally not to exceed ten years from the initial release of a motion picture or from the date of delivery of the first episode of an episodic television series. For an episodic television series still in production, the period over which ultimate revenues are estimated cannot exceed five years from the date of delivery of the most recent episode. Management updates such estimates based on information available during the film’s production and, upon release, the actual results of each film. Changes in estimates of ultimate revenues from period to period affect the amount of production costs amortized in a given period and, therefore, could have an impact on the segment’s financial results for that period. For example, prior to a film’s release, the Company often will test market the film to the film’s targeted demographic. If the film is not received favorably, the Company may (i) reduce the film’s estimated ultimate revenues, (ii) revise the film, which could cause the production costs to increase, or (iii) perform a combination of both. Similarly, a film that generates lower-than-expected theatrical revenues in its initial weeks of release would have its theatrical, home video and television distribution ultimate revenues adjusted downward. A failure to adjust for a downward change in estimates of ultimate revenues would result in the understatement of production costs amortization for the period. The Company recorded production cost amortization of $3.873 billion, $4.092 billion and $4.040 billion in 2013, 2012 and 2011, respectively. Included in production cost amortization are film impairments primarily related to pre-release theatrical films of $51 million, $92 million and $74 million in 2013, 2012 and 2011, respectively.

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

Multiple-Element Transactions

In the normal course of business, the Company enters into multiple-element transactions that involve making judgments about allocating the consideration to the various elements of the transactions. While the more common type of multiple-element transactions encountered by the Company involve the sale or purchase of multiple products or services (e.g., licensing multiple film titles in a single arrangement), multiple-element transactions can also involve contemporaneous purchase and sales transactions, the settlement of an outstanding dispute contemporaneous with the purchase of a product or service, as well as investing in an investee while at the same time entering into an operating agreement. In accounting for multiple-element transactions, judgment must be exercised in identifying the separate elements in a bundled transaction as well as determining the values of these elements. These judgments can impact the amount of revenues, expenses and net income recognized over the term of the contract, as well as the period in which they are recognized.

In determining the value of the respective elements, the Company refers to quoted market prices (where available), independent appraisals (where available), historical and comparable cash transactions or its best estimate of selling price. Other indicators of value include the existence of price protection in the form of “most-favored-nation” clauses or similar contractual provisions and individual elements whose values are dependent on future performance (and based on independent factors). Further, in such transactions, evidence of value for one element of a transaction may provide support that value was not transferred from one element in a transaction to another element in a transaction.

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

The following are examples of arrangements where the Company is an intermediary or uses an intermediary:

•

Warner Bros. provides distribution services to third-party companies.    Warner Bros. may provide distribution services for an independent third-party company for the worldwide distribution of theatrical films, home video, television programs and/or videogames. The independent third-party company may retain final approval over the distribution, marketing, advertising and publicity for each film or videogame in all media, including the timing and extent of the releases, the pricing and packaging of packaged goods units and approval of all television licenses. Warner Bros. records revenue generated in these distribution arrangements on a gross basis when it (i) is the merchant of record for the licensing arrangements, (ii) is the licensor/contracting party, (iii) provides the materials to licensees, (iv) handles the billing and collection of all amounts due under such arrangements and (v) bears the risk of loss related to distribution advances and/or the packaged goods inventory. If Warner Bros. does not bear the risk of loss as described in the previous sentence, the arrangements are accounted for on a net basis.

•

Turner provides advertising sales services to third-party companies.     From time to time, Turner contracts with third parties, or in certain instances a related party such as a joint venture, to perform television or website advertising sales services. While terms of these agreements can vary, Turner generally records advertising revenue on a gross basis when it acts as the primary obligor in the arrangement because in those cases it is the face to the advertiser and is responsible for fulfillment of the advertising sold.

•

Time Inc. utilizes marketing partners to generate magazine subscribers.    As a way to generate magazine subscribers, Time Inc. sometimes uses third-party marketing partners to secure subscribers and, in exchange, the marketing partners receive a percentage of the Subscription revenues generated. Time Inc. records revenues from subscriptions generated by the marketing partner, net of the fees paid to the marketing partner, primarily because the marketing partner (i) has the primary contact with the customer, (ii) performs all of the billing and collection activities, and (iii) passes the proceeds from the subscription to Time Inc. after deducting the marketing partner’s commission.

Accounting for Collaborative Arrangements

The Company’s collaborative arrangements primarily relate to co-financing arrangements to jointly finance and distribute theatrical productions and an arrangement entered into with CBS Broadcasting, Inc. (“CBS”) and the NCAA that provides Turner and CBS with exclusive television, Internet and wireless rights to the NCAA Tournament in the U.S. and its territories and possessions from 2011 through 2024.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In most cases, the form of the co-financing arrangement is the sale of an interest in a film to an investor. Warner Bros. generally records the amounts received for the sale of an interest as a reduction of the costs of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, in each period the Company reflects in the Consolidated Statement of Operations either a charge or benefit to Costs of revenues to reflect the estimate of the third-party investor’s interest in the profits or losses incurred on the film. The estimate of the third-party investor’s interest in profits or losses incurred on the film is determined using the film forecast computation method. For the years ended December 31, 2013, 2012 and 2011, net participation costs related to third party investors of $522 million, $444 million and $336 million, respectively, were recorded in Costs of revenues.

The aggregate programming rights fee, production costs, advertising revenues and sponsorship revenues related to the NCAA Tournament and related programming are equally shared by Turner and CBS. However, if the amount paid for the programming rights fee and production costs in any given year exceeds advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to specified annual amounts (the “loss cap”), ranging from approximately $90 million to $30 million. The amounts incurred by the Company pursuant to the loss cap during the years ended December 31, 2013 and 2012 were not significant. In accounting for this arrangement, the Company records Advertising revenues for the advertisements aired on Turner’s networks and amortizes Turner’s share of the programming rights fee based on the ratio of current period advertising revenues to its estimate of total advertising revenues over the term of the arrangement.

Advertising Costs

Time Warner expenses advertising costs as they are incurred, which generally is when the advertising is exhibited or aired. Advertising expense to third parties was $2.579 billion in 2013, $2.458 billion in 2012 and $2.980 billion in 2011.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the group of assets being disposed of comprises a component of the entity; that is, whether it has historic operations and cash flows that can be clearly distinguished (both operationally and for financial reporting purposes). The Company also determines whether the cash flows associated with the group of assets have been significantly (or will be significantly) eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company has no significant continuing involvement in the operations of the group of assets after the disposal transaction. If so, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation, if material, apart from continuing operating results of the Company in the consolidated financial statements.

The Company expects to complete the separation of Time Inc. from Time Warner during the second quarter of 2014. Upon completion of the separation, the Company expects to report the financial position and results of operations of its Time Inc. segment as discontinued operations. For more information on the separation of Time Inc. from Time Warner, see Note 3.

During 2013, the Company recognized additional net tax benefits associated with certain foreign tax attributes of the Warner Music Group, which the Company disposed of in 2004. The net benefit of $137 million is recognized in Discontinued operations, net of tax in the Consolidated Statement of Operations.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill

The following summary of changes in the Company’s Goodwill during the years ended December 31, 2013 and 2012, by reportable segment, is as follows (millions):

	December 31, 2011	Acquisitions, Dispositions and Adjustments	Translation Adjustments	December 31, 2012	Acquisitions, Dispositions and Adjustments	Translation Adjustments	December 31, 2013
Turner
Gross goodwill	$27,201	$129	$(1)	$27,329	$7	$(18)	$27,318
Impairments	(13,277)	(61)	—	(13,338)	—	—	(13,338)

Net goodwill	13,924	68	(1)	13,991	7	(18)	13,980

Home Box Office
Gross goodwill	7,309	—	—	7,309	122	—	7,431
Impairments	—	—	—	—	—	—	—

Net goodwill	7,309	—	—	7,309	122	—	7,431

Warner Bros.
Gross goodwill	9,754	328	5	10,087	(9)	3	10,081
Impairments	(4,091)	—	—	(4,091)	—	—	(4,091)

Net goodwill	5,663	328	5	5,996	(9)	3	5,990

Time Inc.
Gross goodwill	18,421	(7)	24	18,438	—	12	18,450
Impairments	(15,288)	—	—	(15,288)	—	—	(15,288)

Net goodwill	3,133	(7)	24	3,150	—	12	3,162

Time Warner
Gross goodwill	62,685	450	28	63,163	120	(3)	63,280
Impairments	(32,656)	(61)	—	(32,717)	—	—	(32,717)

Net goodwill	$30,029	$389	$28	$30,446	$120	$(3)	$30,563

The performance of the Company’s annual impairment analysis did not result in any impairments of Goodwill in 2013, 2012 or 2011. Refer to Note 1 for a discussion of the 2013 annual impairment test. For the year ended December 31, 2012, the Turner segment recognized impairments of Goodwill related to the shutdown of Imagine (see Note 3 for additional information).

The increase in Goodwill for the year ended December 31, 2013 at the Home Box Office segment is primarily related to the acquisition of HBO Asia and South Asia (see Note 3 for additional information). The increase in Goodwill for the year ended December 31, 2012 at the Turner segment is primarily related to the acquisition of Bleacher Report (see Note 3 for additional information). The increase in Goodwill for the year ended December 31, 2012 at the Warner Bros. segment is primarily related to contingent consideration earned by the former shareholders of TT Games Limited, which was acquired by the Company in 2007, upon achieving certain earnings targets specified in the acquisition agreement. Such amount has been accounted for in accordance with business combination guidance in place at the time of the acquisition.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible Assets

The Company recorded noncash impairments of intangible assets during the years ended December 31, 2013, 2012 and 2011 by reportable segment, as follows (millions):

	Year Ended December 31,
	2013	2012	2011
Turner	$18	$79	$5
Warner Bros.	1	1	1
Time Inc.	78	—	13

Time Warner	$97	$80	$19

For the year ended December 31, 2013, the Company recorded an impairment of intangible assets at the Time Inc. segment in connection with the performance of its annual impairment analysis as well as in connection with triggering events affecting two of its tradenames. For the year ended December 31, 2012, the Turner segment recognized impairments of both Goodwill and intangible assets related to the shutdown of Imagine (see Note 3 for additional information). The impairments noted above did not result in non-compliance with respect to any debt covenants.

The Company’s intangible assets subject to amortization and related accumulated amortization consisted of the following (millions):

	December 31, 2013			December 31, 2012
	Gross	Accumulated Amortization(a)	Net	Gross	Accumulated Amortization(a)	Net
Intangible assets subject to amortization:
Film library	$3,452	$(2,494)	$958	$3,452	$(2,345)	$1,107
Brands, tradenames and other intangible assets	2,156	(1,194)	962	2,145	(1,144)	1,001

Total	$5,608	$(3,688)	$1,920	$5,597	$(3,489)	$2,108

(a)

The film library is amortized using a film forecast computation methodology. Amortization of brands, tradenames and other intangible assets subject to amortization is provided generally on a straight-line basis over their respective useful lives.

Effective January 1, 2014, certain tradenames at the Time Inc. segment with a carrying value totaling approximately $586 million that were previously assigned indefinite lives have been assigned finite lives of 17 years and will begin to be amortized starting in January 2014.

The Company recorded amortization expense of $251 million in 2013 compared to $248 million in 2012 and $269 million in 2011. Amortization may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized. The Company’s estimated amortization expense for the succeeding five years ended December 31 is as follows (millions):

	2014	2015	2016	2017	2018
Estimated amortization expense	$274	$259	$249	$241	$236

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	DISPOSITIONS AND ACQUISITIONS

Dispositions

Time Inc. Separation from Time Warner

On March 6, 2013, Time Warner announced that its Board of Directors has authorized management to proceed with plans for the complete legal and structural separation of the Company’s Time Inc. segment from Time Warner (the “Time Separation”). The Time Separation is currently expected to be effected as a spin-off of Time Inc., a wholly owned subsidiary. In the Time Separation, Time Warner will distribute all of its Time Inc. common stock to Time Warner stockholders, and Time Inc. will become an independent publicly-traded company. The Time Separation is contingent on the satisfaction of a number of conditions, including the effectiveness of a registration statement on Form 10, which Time Inc. filed with the Securities and Exchange Commission on November 22, 2013. Time Warner expects to complete the Time Separation during the second quarter of 2014.

Imagine

In 2012, Turner shut down its general entertainment network, Imagine, in India and recognized $123 million of charges related to the shutdown. These charges consisted of $117 million primarily related to certain receivables, including value added tax receivables, inventories and long-lived assets, including Goodwill, and $6 million related to exit and other transaction costs.

TNT Turkey

In 2012, Turner shut down its TNT television operations in Turkey and recognized charges of $85 million, consisting of $57 million primarily related to certain receivables, including value added tax receivables, inventories and other assets; $12 million related to exit and other transaction costs; and $16 million related to an investment.

QSP

In 2012, Time Inc. sold, solely in exchange for contingent consideration, assets primarily comprising the school fundraising business, QSP, and recognized a $36 million loss in connection with the sale.

Acquisitions

AEP

On October 1, 2013, Time Inc. acquired American Express Publishing Corporation (“AEP”), including Travel+Leisure and Food & Wine magazines and their related websites. Time Inc. also entered into a multi-year agreement to publish Departures magazine on behalf of American Express Company. In connection with the purchase, Time Inc. recognized a pretax gain of $13 million in the fourth quarter of 2013 resulting from the settlement of the pre-existing contractual arrangement with AEP pursuant to which Time Inc. previously provided management services to AEP’s publishing business. The purchase price was not material to the Company’s financial condition or results of operations, and the acquisition did not have a material impact on its financial results.

CME

Central European Media Enterprises Ltd. (“CME”) is a publicly-traded broadcasting company operating leading networks in six Central and Eastern European countries. Since the Company’s initial investment in CME in May 2009, CME founder and Non-Executive Chairman Ronald S. Lauder had controlled the voting rights associated with the Company’s shares in CME pursuant to a voting agreement between the parties. During the second quarter of 2013, the voting agreement ended and the Company assumed control of the voting rights

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

associated with its shares of Class A common stock and Series A convertible preferred stock. Prior to the second quarter of 2013, the Company accounted for its investment in CME under the cost method of accounting. However, as a result of the end of the voting agreement with Mr. Lauder, the Company began accounting for its investment in the Class A common stock and Series A convertible preferred stock of CME under the equity method of accounting. In accordance with applicable accounting guidance, the Company has recast its historical financial results to reflect the presentation of its investment in the Class A common stock and Series A convertible preferred stock of CME under the equity method of accounting for all prior periods from the date of the Company’s initial investment in CME in May 2009. The recast resulted in an increase in net income of $34 million for the three months ended March 31, 2013 and a decrease in net income of $94 million for the year ended December 31, 2012.

During the second quarter of 2013, CME conducted a public offering of shares of its Class A common stock in which the Company purchased approximately 28.5 million shares for approximately $78 million in cash. As of December 31, 2013, the Company owned 61.4 million shares of CME’s Class A common stock and 1 share of Series A convertible preferred stock, which is convertible into 11.2 million shares of CME’s Class A common stock and votes with the Class A common stock on an as-converted basis. The combination of these holdings provides the Company with a 49.9% voting interest in CME’s common stock.

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

In 2012 and 2011, the Company acquired additional interests in CME for $165 million and $61 million, respectively. During 2011, the Company recorded a $131 million noncash impairment related to its investment in CME.

HBO Asia and HBO South Asia

In September 2013, Home Box Office purchased its partner’s interests in HBO Asia and HBO South Asia (collectively, “HBO Asia”) for $37 million in cash, net of cash acquired. HBO Asia operates HBO- and Cinemax- branded premium pay and basic tier television services serving over 15 countries in Asia, including India. As a result of this acquisition, Home Box Office now owns 100% of HBO Asia and has consolidated its results of operations and financial condition effective September 30, 2013. For the year ended December 31, 2013, Home Box Office recognized a $104 million gain upon the Company’s acquisition of the controlling interests in HBO Asia. The consolidation of HBO Asia’s operating results did not have a material impact on the Company’s consolidated financial results for the year ended December 31, 2013.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. INVESTMENTS

The Company’s investments consist of equity-method investments, fair-value and other investments, including available-for-sale securities, and cost-method investments. Time Warner’s investments, by category, consist of (millions):

	December 31,
	2013	2012
Equity-method investments	$947	$1,123
Fair-value and other investments, including available-for-sale securities:
Deferred compensation investments, recorded at fair value	248	251
Deferred compensation insurance-related investments, recorded at cash surrender value	397	358
Available-for-sale securities	97	117

Total fair-value and other investments	742	726
Cost-method investments	335	117

Total	$2,024	$1,966

Available-for-sale securities are recorded at fair value in the Consolidated Balance Sheet, and the realized gains and losses are included as a component of Other loss, net in the Consolidated Statement of Operations. The cost basis, unrealized gains and fair market value of available-for-sale securities are set forth below (millions):

	December 31,
	2013	2012
Cost basis	$54	$96
Gross unrealized gain	46	21
Gross unrealized loss	(3)	—

Fair value	$97	$117

Gains and losses reclassified from Accumulated other comprehensive loss, net to Other loss, net in the Consolidated Statement of Operations are determined based on the specific identification method.

Equity-Method Investments

At December 31, 2013, investments accounted for using the equity method primarily included the Company’s investments in the Class A common stock and Series A convertible preferred stock of CME (49.9% economic interest), HBO LAG (88% owned) and certain other Turner, Home Box Office and Warner Bros. ventures that are generally 20% to 50% owned. For more information regarding CME, see Note 3.

HBO LAG is a VIE and, because voting control of this entity is shared equally with the other investor, the Company has determined that it is not the primary beneficiary of this VIE. As of both December 31, 2013 and December 31, 2012, the Company’s aggregate investment in HBO LAG was $580 million and was recorded in Investments, including available-for-sale securities, in the Consolidated Balance Sheet. The investment in HBO LAG is intended to enable the Company to more broadly leverage its programming and digital strategy in the territories served and to capitalize on growing multi-channel television opportunities in such territories. The Company provides programming as well as certain services, including distribution, licensing and technological and administrative support, to this entity. HBO LAG is financed through cash flows from its operations, and the Company is not obligated to provide HBO LAG with any additional financial support. In addition, the assets of HBO LAG are not available to settle the Company’s obligations.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cost-Method Investments

The Company’s cost-method investments include its investment in the Series B convertible redeemable preferred shares of CME as well as its investments in entities such as start-up companies and investment funds. The Company uses available qualitative and quantitative information to evaluate all cost-method investments for impairment at least quarterly.

Gain on Sale of Investments

For the years ended December 31, 2013, the Company recognized net gains of $76 million, primarily related to a gain on the sale of the Company’s investment in a theater venture in Japan and for the years ended December 31, 2012 and 2011, the Company recognized net gains of $11 million and $14 million, respectively, related to the sale of various investments.

Investment Writedowns

For the years ended December 31, 2013, 2012 and 2011, the Company incurred writedowns to reduce the carrying value of certain investments that experienced other-than-temporary impairments, as set forth below (millions):

	December 31,
	2013	2012	2011
Equity-method investments	$5	$25	$142
Cost-method investments	5	14	6
Available-for-sale securities	7	7	—

Total	$17	$46	$148

The impairment of equity-method investments incurred during the year ended December 31, 2012 is primarily related to the shutdown of TNT television operations in Turkey. The impairments of equity-method investments incurred during the year ended December 31, 2011 are primarily related to the Company’s investment in CME. For more information on these investments, see Note 3. While Time Warner has recognized all declines that are believed to be other-than-temporary as of December 31, 2013, it is reasonably possible that individual investments in the Company’s portfolio may experience other-than-temporary declines in value in the future if the underlying investees experience poor operating results or the U.S. or certain foreign equity markets experience further declines in value.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, respectively (millions):

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities(a)	$254	$5	$—	$259	$258	$5	$—	$263
Available-for-sale securities:
Equity securities	57	—	—	57	18	—	—	18
Debt securities	—	40	—	40	—	99	—	99
Derivatives:
Foreign exchange contracts	—	10	—	10	—	9	—	9
Other	6	—	8	14	4	—	13	17
Liabilities:
Derivatives:
Foreign exchange contracts	—	(17)	—	(17)	—	(31)	—	(31)
Other	—	—	(7)	(7)	—	—	(6)	(6)

Total	$317	$38	$1	$356	$280	$82	$7	$369

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements. During the year ended December 31, 2013, approximately $13 million of certain available-for-sale debt securities classified within Level 2 were transferred into available-for-sale equity securities and classified within Level 1 due to the initial public offering of the investee.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2013 and 2012, assets and liabilities valued using significant unobservable inputs (Level 3) primarily consisted of an asset related to equity instruments held by employees of a former subsidiary of the Company, liabilities for contingent consideration and options to redeem securities. The following table reconciles the beginning and ending balances of net derivative assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the years ended December 31, 2013 and 2012, respectively, on such assets and liabilities that were included in the Consolidated Balance Sheet as of December 31, 2013 and 2012, respectively (millions):

	December 31, 2013	December 31, 2012
Balance as of the beginning of the period	$7	$3
Total gains (losses), net:
Included in operating income	(1)	1
Included in other loss, net	12	14
Included in other comprehensive income (loss)	—	—
Settlements	(15)	(11)
Issuances	(2)	—
Transfers in and/or out of Level 3	—	—

Balance as of the end of the period	$1	$7

Net gain for the period included in net income related to assets and liabilities still held as of the end of the period	$9	$15

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at December 31, 2013, the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.754 billion and, based on interest rates prevailing at December 31, 2012, the fair value of Time Warner’s debt exceeded its carrying value by approximately $4.622 billion. The fair value of Time Warner’s debt was considered a Level 2 measurement as it was based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of the financial instruments or because the financial instruments are of a longer-term nature and are recorded on a discounted basis. At December 31, 2013, the estimated fair value of the Company’s investment in CME exceeded its carrying value by approximately $167 million. For the remainder of the Company’s other financial instruments, differences between the carrying value and fair value were not significant at December 31, 2013. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

Non-Financial Instruments

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill and indefinite-lived intangible assets), a non-financial instrument is required to be evaluated for impairment. The resulting asset impairment would require that the non-financial instrument be written down to its fair value.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2013, the Company performed impairment reviews of certain tradenames and software costs at Time Inc. as well as other intangible assets at certain international subsidiaries at Turner. As a result, the Company recorded noncash impairments of $97 million to write down the value of these assets to $492 million. During the year ended December 31, 2012, the Company performed an impairment review of certain long-lived assets at Imagine, Turner’s general entertainment network in India. As a result of its review, the Company recorded a noncash impairment of $19 million to write down the value of certain long-lived assets, primarily intangible assets, to zero. In both periods, the resulting fair value measurements were considered to be Level 3 measurements and were determined using a DCF methodology with assumptions for cash flows associated with the use and eventual disposition of the assets.

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

	Carrying value before write down	Carrying value after write down
Fair value measurements made during the year ended December 31,:
2013	$289	$206
2012	414	257

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	December 31, 2013	December 31, 2012
Inventories:
Programming costs, less amortization	$3,738	$3,817
DVDs, Blu-ray Discs, books, paper and other merchandise	325	326

Total inventories	4,063	4,143
Less: current portion of inventory	(2,028)	(2,036)

Total noncurrent inventories	2,035	2,107

Theatrical film production costs:(a)
Released, less amortization	500	597
Completed and not released	246	174
In production	1,480	1,770
Development and pre-production	107	106
Television production costs:(a)
Released, less amortization	1,094	1,034
Completed and not released	536	396
In production	694	487
Development and pre-production	7	4

Total theatrical film and television production costs	4,664	4,568

Total noncurrent inventories and theatrical film and television production costs	$6,699	$6,675

(a)

Does not include $958 million and $1.107 billion of acquired film library intangible assets as of December 31, 2013 and December 31, 2012, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

Approximately 92% of unamortized film costs for released theatrical and television product are expected to be amortized within three years from December 31, 2013. In addition, approximately $1.7 billion or 72% of the film costs of released and completed and not released theatrical and television product are expected to be amortized during the twelve-month period ending December 31, 2014.

7.	DERIVATIVE INSTRUMENTS

Time Warner uses derivative instruments, principally forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The principal currencies being hedged include the British Pound, Euro, Australian Dollar and Canadian Dollar. Time Warner uses foreign exchange contracts that generally have maturities of three to 18 months to hedge various foreign exchange exposures, including the following: (i) variability in foreign-currency-denominated cash flows, such as the hedges of unremitted or forecasted royalty and license fees owed to Time Warner’s domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad or cash flows for certain film production costs denominated in a foreign currency (i.e., cash flow hedges) and (ii) currency risk associated with foreign-currency-denominated operating assets and liabilities (i.e., fair value hedges). For these qualifying hedge relationships, the Company excludes the impact of forward points from its assessment of hedge effectiveness. As a result, changes in the fair value due to forward points are recorded in Other loss, net in the Consolidated Statement of Operations each quarter.

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

Gains and losses from hedging activities recognized in the Consolidated Statement of Operations, including hedge ineffectiveness, were not material for the years ended December 31, 2013, 2012 and 2011. In addition, such gains and losses were largely offset by corresponding economic gains or losses from the respective transactions that were hedged.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions and has entered into collateral agreements with certain of these counterparties to further protect the Company in the event of the deterioration of the credit quality of such counterparties. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. The Company offsets the fair values of the foreign exchange derivatives contracts executed with the same counterparty and classifies that amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at December 31, 2013 and December 31, 2012 (millions):

	December 31, 2013(a)	December 31, 2012(b)
Prepaid expenses and other current assets	$10	$9
Accounts payable and accrued liabilities	(17)	(31)

(a)

Includes $77 million ($64 million of qualifying hedges and $13 million of economic hedges) and $84 million ($53 million of qualifying hedges and $31 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

(b)

Includes $79 million ($69 million of qualifying hedges and $10 million of economic hedges) and $101 million ($81 million of qualifying hedges and $20 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

At December 31, 2013 and December 31, 2012, $28 million and $19 million of gains, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net are deferred net gains of $21 million and $8 million at December 31, 2013 and December 31, 2012, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

8.	LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The Company’s long-term debt and other financing arrangements consist of revolving bank credit facilities, a commercial paper program, fixed-rate public debt and other obligations. Long-term debt consists of (millions)(a):

	December 31,
	2013	2012
Fixed-rate public debt	$19,905	$19,620
Other obligations	260	251

Subtotal	20,165	19,871
Debt due within one year	(66)	(749)

Total long-term debt	$20,099	$19,122

(a)	Represents principal amounts adjusted for premiums and discounts.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s unused committed capacity as of December 31, 2013 was $6.883 billion, including $1.862 billion of Cash and equivalents. At December 31, 2013, there were no borrowings outstanding under the Revolving Credit Facilities, as defined below, and no commercial paper was outstanding under the commercial paper program. The Revolving Credit Facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted-average interest rate on Time Warner’s total debt was 6.11% and 6.21% at December 31, 2013 and 2012, respectively.

Revolving Credit Facilities and Commercial Paper Program

Revolving Credit Facilities

On December 18, 2013, Time Warner amended its $5.0 billion of senior unsecured credit facilities (the “Revolving Credit Facilities”), which consist of two $2.5 billion revolving credit facilities, to extend the maturity dates of both to December 18, 2018 pursuant to an Amendment and Restatement Agreement, dated as of December 18, 2013, to the credit agreement, dated as of January 19, 2011, as amended and restated as of December 14, 2012 (as amended and restated on December 18, 2013, the “Credit Agreement”). Prior to the amendment, one facility had a maturity date of September 27, 2016 and the other had a maturity date of December 14, 2017.

The permitted borrowers under the Revolving Credit Facilities are Time Warner and Time Warner International Finance Limited (“TWIFL” and, together with Time Warner, the “Borrowers”). The interest rate on borrowings and facility fees under the Revolving Credit Facilities are the same for both revolving credit facilities and are based on the credit rating for Time Warner’s senior unsecured long-term debt. Based on the credit rating as of December 31, 2013, the interest rate on borrowings under the Revolving Credit Facilities would be LIBOR plus 1.10% per annum and the facility fee was 0.15% per annum.

The Revolving Credit Facilities provide same-day funding and multi-currency capability, and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The covenants in the Revolving Credit Facilities include a maximum consolidated leverage ratio covenant of 4.5 times the consolidated EBITDA, as defined in the Revolving Credit Facilities, of Time Warner, but exclude any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. The terms and related financial metrics associated with the leverage ratio are defined in the Revolving Credit Facilities. At December 31, 2013, the Company was in compliance with the leverage covenant, with a consolidated leverage ratio of approximately 2.4 times. Borrowings under the Revolving Credit Facilities may be used for general corporate purposes, and unused credit is available to support borrowings by Time Warner under its commercial paper program. The Revolving Credit Facilities also contain certain events of default customary for credit facilities of this type (with customary grace periods, as applicable). The Borrowers may from time to time, so long as no default or event of default has occurred and is continuing, increase the commitments under either or both of the Revolving Credit Facilities by up to $500 million per facility by adding new commitments or increasing the commitments of willing lenders. The obligations of each of the Borrowers under the Revolving Credit Facilities are directly or indirectly guaranteed, on an unsecured basis, by Historic TW Inc. (“Historic TW”), Home Box Office and Turner. The obligations of TWIFL under the Revolving Credit Facilities are also guaranteed by Time Warner.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Public Debt

Time Warner and one of its subsidiaries have various public debt issuances outstanding. At issuance, the maturities of these outstanding series of debt ranged from five to 40 years and the interest rates on debt with fixed interest rates ranged from 3.15% to 9.15%. At December 31, 2013 and 2012, the weighted average interest rate on the Company’s outstanding fixed-rate public debt was 6.13% and 6.23%, respectively. At December 31, 2013, the Company’s fixed-rate public debt had maturities ranging from 2015 to 2043.

Debt Offering

On December 16, 2013, Time Warner issued $500 million aggregate principal amount of 4.05% Notes due 2023 and $500 million aggregate principal amount of 5.35% Debentures due 2043 in a public offering. The securities issued pursuant to the offering are directly or indirectly guaranteed, on an unsecured basis, by Historic TW, Home Box Office and Turner.

Maturities of Public Debt

The Company’s public debt matures as follows (millions):

	2014	2015	2016	2017	2018	Thereafter
Debt	$—	$1,000	$1,150	$500	$600	$16,781

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

The interest rate on borrowings under the Revolving Credit Facilities and the facility fee are based in part on the Company’s credit ratings. Therefore, if the Company’s credit ratings are lowered, the cost of maintaining the Revolving Credit Facilities and the cost of borrowing increase and, conversely, if the ratings improve, such costs decrease. As of December 31, 2013, the Company’s investment grade debt ratings were as follows: Fitch BBB+, Moody’s Baa2, and S&P BBB.

As of December 31, 2013, the Company was in compliance with all covenants in the Credit Agreement and its public debt indentures. The Company does not anticipate that it will have any difficulty in the foreseeable future complying with the covenants in its Credit Agreement or public debt indentures.

Other Obligations

Other long-term debt obligations consist of capital lease and other obligations, including committed financings by subsidiaries under local bank credit agreements. At both December 31, 2013 and 2012, the weighted average interest rate for other long-term debt obligations was 4.41%.

Capital Leases

The Company has entered into various leases primarily related to network equipment that qualify as capital lease obligations. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capital lease obligation in the Consolidated Balance Sheet. Assets recorded under capital lease obligations totaled $115 million and $101 million as of December 31, 2013 and 2012,

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respectively. Related accumulated amortization totaled $59 million and $49 million as of December 31, 2013 and 2012, respectively.

Future minimum capital lease payments at December 31, 2013 are as follows (millions):

2014	$15
2015	13
2016	11
2017	11
2018	11
Thereafter	20

Total	81
Amount representing interest	(15)

Present value of minimum lease payments	66
Current portion	(10)

Total long-term portion	$56

Film Tax-Advantaged Arrangements

The Company’s film and TV production businesses, on occasion, enter into tax-advantaged transactions with foreign investors that are thought to generate tax benefits for such investors. The Company believes that its tax profile is not affected by its participation in these arrangements in any jurisdiction. The foreign investors provide consideration to the Company for entering into these arrangements.

Although these transactions often differ in form, they generally involve circumstances in which the Company enters into a sale-leaseback arrangement involving its film product with third-party special purpose entities (“SPEs”) owned by the foreign investors. The Company maintains its rights and control over the use of its film product. The Company evaluates these SPEs for consolidation in accordance with its policy. Because the Company generally does not have a controlling interest in the SPEs, it generally does not consolidate them. In addition, the Company does not guarantee and is not otherwise responsible for the equity and debt in these SPEs and does not participate in the profits or losses of these SPEs. The Company accounts for these arrangements based on their substance, and the Company records the costs of producing the films as an asset and records the net benefit received from the investors as a reduction of film and television production costs resulting in lower film and television production cost amortization for the films involved in the arrangement. At December 31, 2013, such SPEs were capitalized with approximately $3.1 billion of debt and equity from the third-party investors. These transactions resulted in reductions of film and television production cost amortization totaling $1 million, $10 million and $34 million during the years ended December 31, 2013, 2012 and 2011, respectively.

9.	INCOME TAXES

Domestic and foreign income before income taxes and discontinued operations are as follows (millions):

	Year Ended December 31,
	2013	2012	2011
Domestic	$5,157	$4,445	$4,285
Foreign	146	3	74

Total	$5,303	$4,448	$4,359

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Current and Deferred income taxes (tax benefits) provided on Income from continuing operations are as follows (millions):

	Year Ended December 31,
	2013	2012	2011
Federal:
Current	$617	$1,195	$922
Deferred	808	(135)	171
Foreign:
Current(a)	352	358	364
Deferred	(27)	4	(52)
State and Local:
Current	21	123	63
Deferred	(22)	(19)	9

Total(b)	$1,749	$1,526	$1,477

(a)	Includes foreign withholding taxes of $274 million in 2013, $245 million in 2012 and $244 million in 2011.
(b)	Excludes excess tax benefits from equity awards allocated directly to contributed capital of $179 million in 2013, $83 million in 2012 and $22 million in 2011.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below (millions):

	Year Ended December 31,
	2013	2012	2011
Taxes on income at U.S. federal statutory rate	$1,856	$1,557	$1,526
State and local taxes, net of federal tax effects	92	65	71
Domestic production activities deduction	(142)	(160)	(123)
Other	(57)	64	3

Total	$1,749	$1,526	$1,477

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of Time Warner’s net deferred tax liabilities are as follows (millions):

	December 31,
	2013	2012
Deferred tax assets:
Tax attribute carryforwards(a)	$1,074	$835
Receivable allowances and return reserves	239	244
Royalties, participations and residuals	453	474
Investments	181	170
Equity-based compensation	243	280
Amortization and depreciation	—	373
Other	750	1,087
Valuation allowances(a)	(564)	(560)

Total deferred tax assets	$2,376	$2,903

Deferred tax liabilities:
Amortization and depreciation	$45	$—
Assets acquired in business combinations	3,350	3,521
Unbilled television receivables	941	915
Unremitted earnings of foreign subsidiaries	235	120

Total deferred tax liabilities	4,571	4,556

Net deferred tax liability	$2,195	$1,653

(a)

The Company has recorded valuation allowances for certain tax attribute carryforwards and other deferred tax assets due to uncertainty that exists regarding future realizability. The tax attribute carryforwards consist of $610 million of tax credits, $186 million of capital losses and $278 million of net operating losses that expire in varying amounts from 2014 through 2033. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the Consolidated Statement of Operations.

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $1 billion at December 31, 2013. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

For accounting purposes, the Company records equity-based compensation expense and a related deferred tax asset for the future tax deductions it may receive. For income tax purposes, the Company receives a tax deduction equal to the stock price on the date that a restricted stock unit (or performance share unit) vests or the excess of the stock price over the exercise price of an option upon exercise. The deferred tax asset consists of amounts relating to individual unvested and/or unexercised equity-based compensation awards; accordingly, deferred tax assets related to certain equity awards may currently be in excess of the tax benefit ultimately received. The applicable accounting rules require that the deferred tax asset related to an equity-based compensation award be reduced only at the time the award vests (in the case of a restricted stock unit or performance share unit), is exercised (in the case of a stock option) or otherwise expires or is cancelled. This reduction is recorded as an adjustment to additional paid-in capital (“APIC”), to the extent that the realization of excess tax deductions on prior equity-based compensation awards were recorded directly to APIC. The cumulative amount of such excess tax deductions is referred to as the Company’s “APIC Pool.” Any shortfall balance recognized in excess of the Company’s APIC Pool is charged to Income tax provision in the Consolidated Statement of Operations. The Company’s APIC Pool was sufficient to absorb any shortfalls such that no shortfalls were charged to the Income tax provision during the years ended December 31, 2013, 2012 and 2011.

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

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, from January 1 through December 31 are set forth below (millions):

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$2,222	$2,122	$2,100
Additions for prior year tax positions	124	102	88
Additions for current year tax positions	79	97	120
Reductions for prior year tax positions	(144)	(61)	(153)
Settlements	(84)	(26)	(15)
Lapses in statute of limitations	(11)	(12)	(18)

Ending balance	$2,186	$2,222	$2,122

Should the Company’s position with respect to these uncertain tax positions be upheld, the significant majority of the effect would be recorded in the Consolidated Statement of Operations as part of the Income tax provision.

During the year ended December 31, 2013, the Company recorded interest reserves in the Consolidated Statement of Operations of approximately $34 million and made interest payments in connection with settlements reached during 2013 of approximately $38 million. During the year ended December 31, 2012, the Company recorded interest reserves in the Consolidated Statement of Operations of approximately $59 million and made interest payments in connection with settlements reached during 2012 of approximately $21 million. The amount accrued for interest and penalties as of December 31, 2013 and 2012 was $421 million and $425 million, respectively. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

In the Company’s judgment, uncertainties related to certain tax matters are reasonably possible of being resolved during the next twelve months. The effect of the resolutions of these matters, a portion of which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from $0 million to $650 million, most of which would lower the Company’s effective tax rate. The Company does not otherwise currently anticipate that its reserves related to uncertain income tax positions as of December 31, 2013 will significantly increase or decrease during the twelve-month period ended December 31, 2014; however, various events could cause the Company’s current expectations to change in the future.

The Company and its subsidiaries file income tax returns in the U.S. and various state and local and foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s U.S. income tax returns for the 2005 through 2007 period.

The Company has filed a petition with the Tax Court on a matter relating to the appropriate tax characterization of certain stock warrants received from a third party in 2002. Should the IRS prevail, the additional tax payable by the Company would be approximately $70 million.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2013, the tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. federal	2002 through the current period
California	2007 through the current period
New York State	2009 through the current period
New York City	2009 through the current period

10.	SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

For the years ended December 31, 2013, 2012 and 2011, the number of shares repurchased pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and their cost are as follows (millions):

	Total Number of Shares Repurchased	Total Cost of Shares Repurchased
2013	60	$3,700
2012	80	$3,302
2011	136	$4,618

In January 2014, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases beginning January 1, 2014, including amounts available under the Company’s prior stock repurchase program as of December 31, 2013. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions.

Shares Authorized and Outstanding

At December 31, 2013, shareholders’ equity of Time Warner included 895 million shares of common stock (net of 757 million shares of common stock held in treasury). As of December 31, 2013, Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 8.33 billion shares of common stock and up to 600 million shares of additional series of common stock. At December 31, 2012, shareholders’ equity of Time Warner included 932 million shares of common stock (net of 720 million shares of common stock held in treasury).

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary sets forth the activity within Other comprehensive income (loss) (millions):

	Pretax	Tax (provision) benefit	Net of tax
Year Ended December 31, 2011
Unrealized losses on foreign currency translation	$(70)	$(5)	$(75)
Unrealized gains (losses) on securities	6	(2)	4
Unrealized gains (losses) on benefit obligation	(318)	109	(209)
Reclassification adjustment for (gains) losses on benefit obligation realized in net income(b)	20	(7)	13
Unrealized gains (losses) on derivative financial instruments	11	(4)	7
Reclassification adjustment for derivative financial instrument (gains) losses realized in net income(c)	30	(11)	19

Other comprehensive income (loss)	$(321)	$80	$(241)

Year Ended December 31, 2012
Unrealized gains on foreign currency translation	$59	$(8)	$51
Reclassification adjustment for losses on foreign currency translation realized in net income(a)	10	—	10
Unrealized gains (losses) on securities	1	—	1
Unrealized gains (losses) on benefit obligation	(312)	106	(206)
Reclassification adjustment for (gains) losses on benefit obligation realized in net income(b)	28	(10)	18
Unrealized gains (losses) on derivative financial instruments	5	(2)	3
Reclassification adjustment for derivative financial instrument (gains) losses realized in net income(c)	(2)	1	(1)

Other comprehensive income (loss)	$(211)	$87	$(124)

Year Ended December 31, 2013
Unrealized losses on foreign currency translation	$(38)	$16	$(22)
Reclassification adjustment for gains on foreign currency translation realized in net income(a)	(9)	3	(6)
Unrealized gains on securities	22	(9)	13
Unrealized gains (losses) on benefit obligation	203	(79)	124
Reclassification adjustment for (gains) losses on benefit obligation realized in net income(b)	33	(11)	22
Unrealized gains (losses) on derivative financial instruments	45	(18)	27
Reclassification adjustment for derivative financial instrument (gains) losses realized in net income(c)	(35)	14	(21)

Other comprehensive income (loss)	$221	$(84)	$137

(a)	Pretax (gains) losses included in Other loss, net.
(b)	Pretax (gains) losses included in Selling, general, and administrative expenses.
(c)	Pretax (gains) losses included in Selling, general and administrative expenses, Costs of revenues and Other loss, net are as follows (millions):

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2013	2012	2011
Selling, general and administrative expenses	$(5)	$(12)	$—
Costs of revenues	(27)	10	34
Other loss, net	(3)	—	(4)

The following summary sets forth the components of Accumulated other comprehensive loss, net of tax (millions):

	December 31, 2013	December 31, 2012
Foreign currency translation gains (losses)	$(26)	$2
Net unrealized gains on securities	26	13
Net derivative financial instruments gains	18	12
Net unfunded/underfunded benefit obligation	(870)	(1,016)

Accumulated other comprehensive loss, net	$(852)	$(989)

11.	INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Income from continuing operations attributable to Time Warner Inc. shareholders:	$3,554	$2,925	$2,886
Income allocated to participating securities	(16)	(18)	(15)

Income from continuing operations attributable to Time Warner Inc. common shareholders	$3,538	$2,907	$2,871

Average number of common shares outstanding — basic	920.0	954.4	1,046.2
Dilutive effect of equity awards	22.6	21.9	18.3

Average number of common shares outstanding — diluted	942.6	976.3	1,064.5

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$3.85	$3.05	$2.74
Diluted	$3.77	$3.00	$2.71

The computation of diluted income per common share from continuing operations for the years ended December 31, 2013, 2012 and 2011 excludes certain equity awards for which common shares that may be issued under the Company’s stock compensation plans because they do not have a dilutive effect as set forth below (millions):

	Year Ended December 31,
	2013	2012	2011
Antidilutive equity awards:	—	25	72

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	EQUITY-BASED COMPENSATION

Equity Plans

The Company has one active equity plan (the “2013 Stock Incentive Plan”), which was approved by the Company’s stockholders on May 23, 2013. Under the 2013 Stock Incentive Plan, the Company is authorized to grant equity awards to employees and non-employee directors covering an aggregate of approximately 35 million shares of the Company’s common stock. Stock options and RSUs have been granted to employees and non-employee directors of the Company. Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest in four equal annual installments, and expire ten years from the date of grant. RSUs granted under the 2013 Stock Incentive Plan generally vest in four equal annual installments, while RSUs granted under the Company’s prior stock incentive plans generally vest 50% in each of the third and fourth anniversaries of the date of grant. The Company also has a PSU program for executive officers who are awarded a target number of PSUs that represent the contingent (unfunded) right to receive shares of Company common stock at the end of a performance period of three years based on the actual performance level achieved by the Company. Stock options and RSUs provide for accelerated vesting upon an election to retire after reaching a specified age and years of service, as well as in certain additional circumstances for non-employee directors.

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

Upon the (i) exercise of a stock option award, (ii) vesting of an RSU, (iii) vesting of a PSU or (iv) grant of restricted stock, shares of Time Warner common stock may be issued either from authorized but unissued shares or from treasury stock. Upon the exercise of Time Warner stock options held by Time Warner Cable Inc. (“TWC”) employees, TWC is obligated to reimburse Time Warner for the intrinsic value of the applicable award. This asset is carried at fair value and is $8 million as of December 31, 2013. Changes in the fair value of this asset and the reimbursement received from TWC are recorded in Other loss, net, in the Consolidated Statement of Operations.

Other information pertaining to each category of equity-based compensation appears below.

Stock Options

The table below summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per share:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	29.6%	31.2%	29.5%
Expected term to exercise from grant date	6.27 years	6.50 years	6.31 years
Risk-free rate	1.3%	1.3%	2.8%
Expected dividend yield	2.1%	2.8%	2.6%
Weighted average grant date fair value per option	$13.48	$ 8.69	$ 9.01

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2013:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(in years)	(thousands)
Outstanding as of December 31, 2012	56,003	$32.46
Granted	1,512	56.17
Exercised	(20,168)	32.64
Forfeited or expired	(854)	29.74

Outstanding as of December 31, 2013	36,493	33.41	4.88	$1,324,904

Exercisable as of December 31, 2013	26,517	31.75	3.88	$1,006,768

As of December 31, 2013, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of Time Warner stock options vested and expected to vest approximate amounts for options outstanding. As of December 31, 2013, approximately 35 million shares of Time Warner common stock were available for future grants of stock options under the Company’s equity plan.

The following table summarizes information about stock options exercised (millions):

	Year Ended December 31,
	2013	2012	2011
Total intrinsic value	$491	$342	$80
Cash received	674	1,107	204
Tax benefits realized	178	127	30

Restricted Stock Units and Target Performance Stock Units

The following table sets forth the weighted-average grant date fair value of RSUs and target PSUs. For certain PSUs, the service inception date proceeds the grant date and requires the Company to apply mark-to-market accounting that is reflected in the grant date fair values presented:

	Year Ended December 31,
	2013	2012	2011
RSUs	$54.04	$37.52	$36.00
PSUs	78.85	85.13	45.89

The following table summarizes information about unvested RSUs and target PSUs as of December 31, 2013:

	Number of Shares/Units	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
	(thousands)		(thousands)
Unvested as of December 31, 2012	17,358	$31.65
Granted(a)	3,645	54.51
Vested	(5,799)	24.64
Forfeited	(638)	36.32

Unvested as of December 31, 2013	14,566	40.31	$1,015,573

(a)

Includes 3.3 million RSUs and 0.2 million target PSUs granted during 2013 and a payout adjustment of 0.2 million PSUs due to the actual performance level achieved for PSUs granted in 2010 that vested during 2013.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the total intrinsic value of RSUs and target PSUs that vested during the following years (millions):

	Year Ended December 31,
	2013	2012	2011
RSUs	$291	$177	$135
PSUs	27	11	11

Equity-Based Compensation Expense

Compensation expense recognized for equity-based compensation plans is as follows (millions):

	Year Ended December 31,
	2013	2012	2011
Stock options	$37	$52	$70
RSUs and PSUs	219	182	155

Total impact on operating income	$256	$234	$225

Tax benefit recognized	$84	$80	$82

Total unrecognized compensation cost related to unvested Time Warner stock option awards as of December 31, 2013, without taking into account expected forfeitures, is $29 million and is expected to be recognized over a weighted-average period between one and two years. Total unrecognized compensation cost related to unvested RSUs and target PSUs as of December 31, 2013, without taking into account expected forfeitures, is $210 million and is expected to be recognized over a weighted-average period between one and two years.

13.	BENEFIT PLANS

Retirement Plan Amendments

Effective after June 30, 2010, the Company’s domestic defined benefit pension plans were closed to new hires and employees with less than one year of service and participating employees stopped accruing additional years of service for purposes of determining the benefits provided by the plans (though crediting years of service for purposes of vesting and eligibility for early retirement benefits continues) and, effective December 31, 2013, pay increases will not be taken into consideration when determining a participating employee’s benefits under the plans.

In July 2013, the Company’s Board of Directors approved amendments to the Time Warner Group Health Plan. Pursuant to the amendments, (i) subsidized medical benefits provided to eligible retired employees (and their eligible dependents) were discontinued for all future retirees who were employed on December 31, 2013 and who will not meet the eligibility criteria by December 31, 2015 and (ii) effective January 1, 2014, post-65 retiree medical coverage will be discontinued and eligible retirees (and their eligible dependents) will move to coverage provided in the individual health insurance market.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Defined Benefit Pension Plans

A summary of activity for substantially all of Time Warner’s domestic and international defined benefit pension plans is as follows:

Benefit Obligation (millions)

	December 31,
	2013	2012
Change in benefit obligation:
Projected benefit obligation, beginning of year	$4,224	$3,733
Service cost	3	3
Interest cost	170	178
Actuarial (gain) loss	(262)	444
Benefits paid	(167)	(133)
Settlements	—	(32)
Plan amendments	—	(1)
Foreign currency exchange rates	26	32

Projected benefit obligation, end of year	$3,994	$4,224

Accumulated benefit obligation, end of year	$3,955	$4,171

Plan Assets (millions)

	December 31,
	2013	2012
Change in plan assets:
Fair value of plan assets, beginning of year	$3,389	$3,123
Actual return on plan assets	127	350
Employer contributions	61	47
Benefits paid	(167)	(133)
Settlements	—	(32)
Foreign currency exchange rates	29	34

Fair value of plan assets, end of year	$3,439	$3,389

As of December 31, 2013 and December 31, 2012, the funded status recognized in the Consolidated Balance Sheet reflected a net liability position of $555 million and $835 million, respectively, primarily consisting of noncurrent liabilities of $591 million and $858 million, respectively. As of December 31, 2013 and December 31, 2012, amounts included in Accumulated other comprehensive loss, net were $1.326 billion and $1.547 billion, respectively, primarily consisting of net actuarial losses.

Certain defined benefit pension plans have projected benefit obligations and accumulated benefit obligations in excess of their plan assets. These plans are primarily unfunded. As of December 31, 2013 and December 31, 2012, the projected benefit obligations for unfunded plans were $449 million and $484 million, respectively, and the accumulated benefit obligations for unfunded plans were $443 million and $474 million, respectively. In addition, as of December 31, 2013, the projected benefit obligation and accumulated benefit obligation for certain funded plans exceeded the fair value of their assets by $176 million and $176 million, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of Net Periodic Benefit Costs from Continuing Operations (millions)

	December 31,
	2013	2012	2011
Service cost	$3	$3	$9
Interest cost	170	178	188
Expected return on plan assets	(197)	(189)	(196)
Amortization of prior service cost	1	1	1
Amortization of net loss	35	27	20

Net periodic benefit costs	$12	$20	$22

Assumptions

Weighted-average assumptions used to determine benefit obligations and net periodic benefit costs for the years ended December 31:

	Benefit Obligations			Net Periodic Benefit Costs
	2013	2012	2011	2013	2012	2011

Discount rate	4.82%	4.12%	4.91%	4.12%	4.91%	5.55%
Rate of compensation increase	4.59%	4.40%	4.47%	3.85%	4.47%	4.76%
Expected long-term return on plan assets	n/a	n/a	n/a	6.10%	6.29%	6.44%

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Plan Assets

The following table sets forth by level, within the fair value hierarchy described in Note 5, the assets held by the Company’s defined benefit pension plans, including those assets related to The CW sub-plan, as of December 31, 2013 and December 31, 2012 (millions):

	December 31, 2013				December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$155	$—	$—	$155	$113	$—	$—	$113
Insurance contracts	—	18	—	18	—	16	—	16
Equity securities:
Domestic equities	204	—	—	204	176	—	—	176
International equities	56	—	—	56	45	—	—	45
Fixed income securities:
U.S. government and agency securities(c)	239	19	—	258	286	16	—	302
Non-U.S. government and agency securities	61	—	—	61	—	—	—	—
Municipal bonds	—	23	—	23	—	27	—	27
Investment grade corporate bonds(a)	—	1,048	—	1,048	—	1,212	—	1,212
Non-investment grade corporate bonds(a)	—	23	—	23	—	25	—	25
Other investments:
Pooled investments(b)	—	1,120	—	1,120	—	1,042	—	1,042
Commingled trust funds(c)	—	391	—	391	—	307	—	307
Hedge funds	—	—	36	36	—	—	63	63
Other (d)	15	10	40	65	41	2	41	84

Total(e)	$730	$2,652	$76	$3,458	$661	$2,647	$104	$3,412

(a)	Investment grade corporate bonds have an S&P rating of BBB- or higher and non-investment grade corporate bonds have an S&P rating of BB+ or below.
(b)	Pooled investments primarily consist of interests in unitized investment pools of which underlying securities primarily consist of equity and fixed income securities.
(c)

As of December 31, 2013, commingled trust funds include $11 million of cash collateral for securities on loan, and U.S. government and agency securities include $5 million of securities collateral for securities on loan. As of December 31, 2012, commingled trust funds included $18 million of cash collateral for securities on loan, and U.S. government and agency securities included $1 million of securities collateral for securities on loan.

(d)	Other investments primarily include limited partnerships, 103-12 investments, derivative contracts, exchange-traded funds and mutual funds.
(e)	At December 31, 2013 and December 31, 2012, total assets include $15 million and $19 million, respectively, of securities on loan.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below sets forth a summary of changes in the fair value of the defined benefit pension plans’ Level 3 assets for the years ended December 31, 2013 and December 31, 2012 (millions):

	December 31, 2013			December 31, 2012
	Hedge Funds	Other	Total	Hedge Funds	Other	Total
Balance at beginning of period	$63	$41	$104	$77	$36	$113
Actual return on plan assets and liabilities:
Relating to securities still held at end of period	(5)	1	(4)	7	2	9
Relating to securities disposed of during the period	10	4	14	(1)	—	(1)
Purchases	1	9	10	—	12	12
Sales	(33)	(15)	(48)	(20)	(9)	(29)
Transfers in and/or out of Level 3	—	—	—	—	—	—

Balance at end of period	$36	$40	$76	$63	$41	$104

The Company primarily utilizes the market approach for determining recurring fair value measurements.

The Company’s investment policy for its defined benefit pension plans is to minimize the volatility of the plans’ funded status and to achieve and maintain fully funded status in order to pay current and future participant benefits from plan assets. The Company determines and periodically reviews asset allocation policies consistent with its investment policy. In addition, the Company continuously monitors the performance of the pension investment portfolios, and the performance of the investment advisers, sub-advisers and asset managers thereof, and makes adjustments and changes as required. The Company does not manage any pension assets internally. The investment guidelines set by the Company for the investment advisers, sub-advisers and asset managers permit the use of index funds, futures, options, and other hedging strategies as components of portfolio management strategies.

Under the Company’s investment policy, the asset allocation target for the domestic defined benefit pension plans is 35% equity investments and 65% fixed income investments. As and when funded status and market conditions permit, the Company intends to transition this asset allocation target toward a target of 20% equity investments and 80% fixed income investments to further minimize funded status volatility. Target asset allocations for the international defined benefit pension plans as of December 31, 2013 are approximately 55% equity investments, 30% fixed income investments and 15% other investments.

At both December 31, 2013 and December 31, 2012, the defined benefit pension plans’ assets did not include any securities issued by Time Warner.

Expected cash flows

After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. The Company made discretionary cash contributions totaling $20 million to its funded defined benefit pension plans during the year ended December 31, 2013. For the Company’s unfunded plans, contributions will continue to be made to the extent benefits are paid. In addition, the Company currently anticipates that it will make contributions to certain international defined benefit pension plans of $14 million in 2014, pursuant principally to UK regulatory funding requirements.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows (millions):

	2014	2015	2016	2017	2018	2019-2023
Expected benefit payments	$191	$194	$203	$206	$213	$1,111

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Defined Contribution Plans

Time Warner has certain domestic and international defined contribution plans, including savings and profit sharing plans, for which the expense amounted to $195 million in 2013, $188 million in 2012 and $184 million in 2011. The Company’s contributions to the savings plans are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

Other Postretirement Benefit Plans

Time Warner also sponsors several unfunded domestic postretirement benefit plans covering certain retirees and their dependents. As previously noted, during 2013 the Company’s Board of Directors approved amendments to the Time Warner Group Health Plan. In connection with these amendments, the Company recognized a curtailment gain of $38 million. For substantially all of Time Warner’s domestic postretirement benefit plans, the unfunded benefit obligation as of December 31, 2013 and December 31, 2012 was $126 million and $179 million, respectively, and the amount recognized in Accumulated other comprehensive loss, net was a $3 million gain and a $10 million loss, respectively. For the years ended December 31, 2013, 2012 and 2011, the net periodic benefit (income)/costs were $(28) million, $11 million and $11 million, respectively.

Multiemployer Benefit Plans

The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees, primarily at the Warner Bros. segment. The risks of participating in these multiemployer pension plans are different from single-employer pension plans in that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan to be borne by its remaining participating employers. While no multiemployer pension plan contributed to by the Company is individually significant, the Pension Protection Act of 2006 zone status as of December 31, 2013 (i.e., for the multiemployer plan’s 2012 plan year) of all of the largest multiemployer pension plans in which the Company participates was green, which implies that such plans are funded at a level of 80 percent or greater. Total contributions made by the Company to multiemployer pension plans for the years ended December 31, 2013, 2012 and 2011 were $113 million, $93 million and $109 million, respectively. Included in these amounts are contributions that Home Box Office periodically makes to the Radio Television & Recording Artists Pension Plan (“RT&RA Plan”) under a collective bargaining agreement that expires in October 2015. The RT&RA Plan is not one of the five largest multiemployer pension plans in which the Company participates. The RT&RA Plan’s most recently filed Form 5500 was for its plan year ended December 31, 2012. Pursuant to that filing, Home Box Office is one of eight employers obligated to contribute to the RT&RA Plan. The RT&RA Plan is operating under a rehabilitation plan, the Pension Protection Act of 2006 zone status as of December 31, 2012 was red (i.e., critical) and it was less than 65% funded. Home Box Office’s contributions to this plan were less than $1 million in each of the years ended December 31, 2013, 2012 and 2011. Based on contributions reported in the most recent Form 5500, Home Box Office’s contributions represented greater than 5% of the plan’s total contributions. Home Box Office’s future contributions to this plan are determined pursuant to the collective bargaining agreement, which imposes no minimum contributions requirement, but incorporates a contribution surcharge for years the plan is in critical status. If Home Box Office had elected to withdraw from the RT&RA Plan during the 2012 plan year, its estimated withdrawal liability would have been approximately $20 million.

The Company also contributes to various other multiemployer benefit plans that provide health and welfare benefits to active and retired participants, primarily at the Warner Bros. segment. Total contributions made by the Company to these other multiemployer benefit plans for the years ended December 31, 2013, 2012 and 2011 were $193 million, $167 million and $157 million, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance costs expensed as incurred for the years ended December 31, 2013, 2012 and 2011 are as follows (millions):

	Year Ended December 31,
	2013	2012	2011
Turner	$93	$52	$37
Home Box Office	39	15	15
Warner Bros.	49	23	41
Time Inc.	63	27	18
Corporate	2	2	2

Total restructuring and severance costs	$246	$119	$113

	Year Ended December 31,
	2013	2012	2011
2013 activity	$242	$—	$—
2012 activity	8	101	—
2011 and prior activity	(4)	18	113

Restructuring and severance costs	$246	$119	$113

2013 Initiatives

For the year ended December 31, 2013, the Company incurred $242 million in Restructuring and severance costs primarily related to various employee terminations and other exit activities, including $87 million at the Turner segment, $39 million at the Home Box Office segment, $42 million at the Warner Bros. segment, $69 million at the Time Inc. segment and $5 million at Corporate.

2012 Initiatives

For the year ended December 31, 2012, the Company incurred $101 million in Restructuring and severance costs primarily related to various employee terminations and other exit activities, including $52 million at the Turner segment, $15 million at the Home Box Office segment, $10 million at the Warner Bros. segment, $22 million at the Time Inc. segment and $2 million at Corporate.

During the year ended December 31, 2013, the Company incurred Restructuring and severance costs $6 million at the Turner segment and $2 million at the Warner Bros. segment relating to the 2012 restructuring initiatives.

2011 and Prior Year Initiatives

For the year ended December 31, 2011, the Company incurred $113 million in Restructuring and severance costs primarily related to various employee terminations and other exit activities, including $37 million at the Turner segment, $15 million at the Home Box Office segment, $41 million at the Warner Bros. segment, $18 million at the Time Inc. segment and $2 million at Corporate.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the years ended December 31, 2013 and December 31, 2012, the Company also adjusted certain charges related to the restructuring initiatives that were undertaken in 2011 and prior years as a result of changes in estimates of previously established accruals. During the year ended December 31, 2013, the Company incurred $5 million at the Warner Bros. segment, reversed $6 million at the Time Inc. segment and reversed $3 million at Corporate related to the 2011 and prior year initiatives. During the year ended December 31, 2012, the Company incurred $13 million at the Warner Bros. segment and $5 million at the Time Inc. segment related to the 2011 and prior year initiatives.

Selected Information

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2010	$107	$84	$191
Net accruals	102	11	113
Noncash reductions(a)	(5)	—	(5)
Cash paid	(88)	(35)	(123)

Remaining liability as of December 31, 2011	116	60	176
Net accruals	104	15	119
Noncash reductions(a)	(1)	—	(1)
Cash paid	(101)	(27)	(128)

Remaining liability as of December 31, 2012	118	48	166
Net accruals	241	5	246
Noncash reductions(a)	(3)	—	(3)
Cash paid	(148)	(17)	(165)

Remaining liability as of December 31, 2013	$208	$36	$244

(a)	Noncash reductions relate to the settlement of certain employee-related liabilities with equity instruments.

As of December 31, 2013, of the remaining liability of $244 million, $144 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $100 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2020.

15.	SEGMENT INFORMATION

Time Warner classifies its operations into four reportable segments: Turner: consisting principally of cable networks and digital media properties; Home Box Office: consisting principally of premium pay television services domestically and premium pay and basic tier television services internationally; Warner Bros.: consisting principally of feature film, television, home video and videogame production and distribution; and Time Inc.: consisting principally of magazine publishing and related websites and operations. In the fourth quarter of 2013, the Company separated its former Networks reportable segment into two reportable segments: Turner and Home Box Office. In addition, during the fourth quarter of 2013, the Company changed the names of its Film and TV Entertainment reportable segment to Warner Bros. and its Publishing reportable segment to Time Inc. The new presentation had no impact on the historical consolidated financial information previously reported by the Company.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Revenues, intersegment revenues, depreciation of property, plant, and equipment, Amortization of intangible assets, Operating Income (Loss), Assets and Capital expenditures in each of Time Warner’s reportable segments is set forth below (millions):

	Year Ended December 31, 2013
	Subscription	Advertising	Content	Other	Total
Revenues
Turner	$4,896	$4,534	$363	$190	$9,983
Home Box Office	4,231	—	658	1	4,890
Warner Bros.	130	81	11,764	337	12,312
Time Inc.	1,129	1,807	86	332	3,354
Intersegment eliminations	(7)	(96)	(631)	(10)	(744)

Total revenues	$10,379	$6,326	$12,240	$850	$29,795

	Year Ended December 31, 2012
	Subscription	Advertising	Content	Other	Total
Revenues
Turner	$4,660	$ 4,315	$369	$183	$9,527
Home Box Office	4,010	—	676	—	4,686
Warner Bros.	117	81	11,522	298	12,018
Time Inc.	1,210	1,819	91	316	3,436
Intersegment eliminations	—	(94)	(826)	(18)	(938)

Total revenues	$9,997	$ 6,121	$11,832	$779	$28,729

	Year Ended December 31, 2011
	Subscription	Advertising	Content	Other	Total
Revenues
Turner	$4,398	$ 4,196	$417	$155	$9,166
Home Box Office	3,768	—	730	—	4,498
Warner Bros.	86	85	12,274	193	12,638
Time Inc.	1,271	1,923	84	399	3,677
Intersegment eliminations	—	(88)	(870)	(47)	(1,005)

Total revenues	$9,523	$ 6,116	$12,635	$700	$28,974

	Year Ended December 31,
	2013	2012	2011
Intersegment Revenues
Turner	$95	$91	$84
Home Box Office	14	14	18
Warner Bros.	625	812	854
Time Inc.	10	21	49

Total intersegment revenues	$744	$938	$1,005

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2013	2012	2011
Depreciation of Property, Plant and Equipment
Turner	$(231)	$(238)	$(251)
Home Box Office	(91)	(85)	(75)
Warner Bros.	(200)	(202)	(198)
Time Inc.	(85)	(91)	(100)
Corporate	(28)	(28)	(29)

Total depreciation of property, plant and equipment	$(635)	$(644)	$(653)

	Year Ended December 31,
	2013	2012	2011
Amortization of Intangible Assets
Turner	$(21)	$(25)	$(33)
Home Box Office	(9)	(7)	(8)
Warner Bros.	(179)	(180)	(186)
Time Inc.	(42)	(36)	(42)

Total amortization of intangible assets	$(251)	$(248)	$(269)

	Year Ended December 31,
	2013	2012	2011
Operating Income (Loss)
Turner	$3,486	$3,172	$3,014
Home Box Office	1,791	1,547	1,402
Warner Bros.	1,324	1,228	1,263
Time Inc.	337	420	563
Corporate	(394)	(352)	(347)
Intersegment eliminations	61	(97)	(90)

Total operating income (loss)	$6,605	$5,918	$5,805

	December 31, 2013	December 31, 2012
Assets
Turner	$26,067	$25,953
Home Box Office	13,687	13,297
Warner Bros.	20,066	19,853
Time Inc.	5,667	5,850
Corporate	2,507	3,136

Total assets	$67,994	$68,089

	Year Ended December 31,
	2013	2012	2011
Capital Expenditures
Turner	$210	$229	$235
Home Box Office	45	65	95
Warner Bros.	236	270	313
Time Inc.	34	34	48
Corporate	77	45	81

Total capital expenditures	$602	$643	$772

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-lived hard assets located outside the United States, which represent approximately 1% of total assets at December 31, 2013, are not material. Revenues in different geographical areas are as follows (millions):

	Year Ended December 31,
	2013	2012	2011
Revenues (a)
United States and Canada	$21,411	$20,729	$20,634
Europe(b)	4,956	4,757	5,142
Asia/Pacific Rim	1,666	1,645	1,599
Latin America	1,534	1,346	1,358
All Other	228	252	241

Total revenues	$29,795	$28,729	$28,974

(a)	Revenues are attributed to region based on location of customer.
(b)	Revenues in the EuroZone countries comprise approximately 44%, 45% and 46% of Europe Revenues for the years ended 2013, 2012 and 2011, respectively.

16.	COMMITMENTS AND CONTINGENCIES

Commitments

Time Warner has commitments under certain network programming, film licensing, creative talent, employment and other agreements aggregating $25.113 billion at December 31, 2013.

The Company also has commitments for office space, studio facilities and operating equipment. Time Warner’s net rent expense was $398 million in 2013, $407 million in 2012 and $416 million in 2011. Included in such amounts was sublease income of $65 million for 2013, $62 million for 2012 and $56 million for 2011.

The commitments under certain programming, film licensing, talent and other agreements (“Programming and Other”) and minimum rental commitments under noncancelable long-term operating leases (“Operating Leases”) payable during the next five years and thereafter are as follows (millions):

	Programming and Other	Operating Leases
2014	$5,111	$410
2015	3,433	378
2016	2,746	343
2017	2,314	310
2018	2,153	192
Thereafter	9,356	277

Total	$25,113	$1,910

Additionally, as of December 31, 2013, the Company has future sublease income arrangements of $187 million, which are not included in Operating Leases in the table above.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s contingent commitments at December 31, 2013. For put options where payment obligations are outside the Company’s control, the timing of amounts presented in the table represents the earliest period in which the payment could be requested. For other contingent commitments, the timing of amounts presented in the table represents when the maximum contingent commitment will expire, but does not mean that the Company expects to incur an obligation to make any payments within that time period. In addition, amounts presented do not reflect the effects of any indemnification rights the Company might possess (millions).

Nature of Contingent Commitments	Total	2014	2015-2016	2017-2018	Thereafter
Guarantees	$962	$38	$79	$83	$762
Letters of credit and other contingent commitments	871	50	195	466	160

Total contingent commitments	$1,833	$88	$274	$549	$922

The following is a description of the Company’s contingent commitments at December 31, 2013:

•	Guarantees consist of guarantees the Company has provided on certain operating commitments entered into by entities formerly owned by the Company, including the arrangement described below.

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of TWC in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including: annual payments made at the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $962 million (for a net present value of $411 million). To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at December 31, 2013. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

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

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Because backlog generally relates to contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is principally dependent on the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Backlog was approximately $5.5 billion and $6.0 billion at December 31, 2013 and 2012, respectively. Included in these amounts is licensing of film product from the Warner Bros. segment to the Home Box Office segment in the amount of $749 million and $654 million at December 31, 2013 and 2012, respectively, and to the Turner segment in the amount of $477 million and $506 million at December 31, 2013 and 2012, respectively. Backlog excludes filmed entertainment advertising barter contracts, which are expected to result in the future realization of revenues and cash through the sale of the advertising spots received under such contracts to third parties.

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

On October 22, 2004, the same Siegel heirs filed a related lawsuit against the same defendants, as well as Warner Communications Inc. (now known as Warner Communications LLC) and Warner Bros. Television Production Inc., in the U.S. District Court for the Central District of California. Plaintiffs claim that Siegel was

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the sole creator of the character Superboy and, as such, DC Comics has had no right to create new Superboy works since the alleged October 17, 2004 termination by plaintiffs of Siegel’s grants of rights to the Superboy character to DC Comics’ predecessor-in-interest. This lawsuit seeks a declaration regarding the validity of the alleged termination and an injunction against future use of the Superboy character. As described in the paragraph above regarding the Superman lawsuit, by orders dated April 18, 2013 and June 18, 2013, the district court, among other things, entered final judgment in DC Comics’ favor, ruling that the plaintiffs had transferred any and all rights in the Superman and Superboy properties to DC Comics in 2001 pursuant to a binding settlement agreement. On July 16, 2013, the plaintiffs filed a notice of appeal from the final judgment to the U.S. Court of Appeals for the Ninth Circuit.

On May 14, 2010, DC Comics filed a related lawsuit in the U.S. District Court for the Central District of California against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls. The lawsuit asserts a claim for declaratory relief concerning the validity and scope of the copyright termination notice served by the Shuster heirs, which, together with the termination notices served by the Siegel heirs described above, purports to preclude DC Comics from creating new Superman and/or Superboy works for distribution and sale in the United States after October 26, 2013. The lawsuit also asserts state law-based claims, including seeking declaratory relief with respect to, inter alia, the validity of various agreements between Mr. Toberoff, his companies and the Shuster and Siegel heirs, and claims for intentional interference by Mr. Toberoff with DC Comics’ contracts and prospective economic advantage with the Shuster and Siegel heirs, for which DC Comics seeks monetary damages. On October 17, 2012, the district court granted partial summary judgment in favor of DC Comics, holding that, among other things, the copyright termination notice served by the Shuster heirs is invalid and the agreements referenced above interfered with DC Comics’ rights under the copyright termination provisions. On April 4, 2013, the district court granted summary judgment in favor of defendants on DC Comics’ state law intentional interference claims. On November 21, 2013, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s October 2012 decision. On January 21, 2014, the U.S. Court of Appeals for the Ninth Circuit denied defendants’ request for a rehearing of the court’s November 2013 decision.

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

On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, “Anderson News”) filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time/Warner Retail Sales & Marketing, Inc. Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Specifically, plaintiffs allege that defendants conspired to reduce competition in the wholesale market for single-copy magazines by rejecting the magazine distribution surcharge proposed by Anderson News and another magazine wholesaler and refusing to distribute magazines to them. Plaintiffs are seeking unspecified monetary damages. On August 2, 2010, the court granted defendants’ motions to dismiss the complaint with prejudice and, on October 25, 2010, the court denied Anderson News’ motion for reconsideration of that dismissal. On

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

November 8, 2010, Anderson News appealed and, on April 3, 2012, the U.S. Court of Appeals for the Second Circuit vacated the district court’s dismissal of the complaint and remanded the case to the district court. On January 7, 2013, the U.S. Supreme Court denied defendants’ petition for writ of certiorari to review the judgment of the U.S. Court of Appeals for the Second Circuit vacating the district court’s dismissal of the complaint. In February 2014, Time Inc. and several other defendants amended their answers to assert antitrust counterclaims against plaintiffs.

In April 2013, the Internal Revenue Service (the “IRS”) Appeals Division issued a notice of deficiency to the Company relating to the appropriate tax characterization of stock warrants received from Google Inc. in 2002. On May 6, 2013, the Company filed a petition with the United States Tax Court seeking a redetermination of the deficiency set forth in the notice. The Company’s petition asserts that the IRS erred in determining that the stock warrants were taxable upon exercise (in 2004) rather than at the date of grant based on, among other things, a misapplication of Section 83 of the Internal Revenue Code. Should the IRS prevail in this litigation, the additional tax payable by the Company would be approximately $70 million.

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

For matters disclosed above for which a loss is probable or reasonably possible, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0 and $65 million at December 31, 2013. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. These transactions have been executed on terms comparable to the terms of transactions with unrelated third parties and primarily relate to the licensing of television programming to The CW broadcast network and certain international networks by the Warner Bros. segment. Receivables due from related parties were $186 million and $184 million at December 31, 2013 and 2012, respectively. Payables due to related parties were $1 million and $14 million at December 31, 2013 and 2012, respectively. Revenues and expenses resulting from transactions with related parties consist of (millions):

	Year Ended December 31,
	2013	2012	2011
Revenues	$469	$503	$537
Expenses	(35)	(60)	(63)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.	SUBSEQUENT EVENT

Sale and Leaseback of Time Warner Center

On January 16, 2014, Time Warner sold the office space it owned in Time Warner Center for approximately $1.3 billion. Time Warner also agreed to lease office space in Time Warner Center from the buyer until early 2019. In connection with these transactions, the Company expects to recognize a pretax gain of approximately $700 million to $800 million, of which approximately $400 million to $500 million will be recognized in the first quarter of 2014. The balance of the gain will be deferred and recognized ratably over the lease period. Time Warner also expects to recognize a tax benefit of $50 million to $70 million related to the sale in the first quarter of 2014. In addition, the Company reached preliminary agreement relating to the move of its Corporate headquarters and its New York City-based employees to the Hudson Yards development on the west side of Manhattan. The preliminary agreement is subject to the negotiation and execution of final agreements.

19. ADDITIONAL	FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other loss, net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

	Year Ended December 31,
	2013	2012	2011
Cash Flows
Cash payments made for interest	$(1,202)	$(1,262)	$(1,119)
Interest income received	44	42	40

Cash interest payments, net	$(1,158)	$(1,220)	$(1,079)

Cash payments made for income taxes	$(1,252)	$(1,346)	$(1,174)
Income tax refunds received	87	78	95
TWC tax sharing payments(a)	—	(6)	—

Cash tax payments, net	$(1,165)	$(1,274)	$(1,079)

(a)	Represents net amounts paid to TWC in accordance with a tax sharing agreement with TWC.

	Year Ended December 31,
	2013	2012	2011
Interest Expense, Net
Interest income	$93	$107	$111
Interest expense	(1,283)	(1,360)	(1,321)

Total interest expense, net	$(1,190)	$(1,253)	$(1,210)

	Year Ended December 31,
	2013	2012	2011
Other Loss, Net
Investment gains (losses), net	$61	$(30)	$(136)
Loss on equity method investees	(152)	(183)	(79)
Other	(21)	(4)	(21)

Total other loss, net	$(112)	$(217)	$(236)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013	December 31, 2012
Accounts Payable and Accrued Liabilities
Accounts payable	$693	$771
Accrued expenses	1,925	2,176
Participations payable	2,302	2,461
Programming costs payable	706	747
Accrued compensation	1,224	1,075
Accrued interest	313	323
Accrued income taxes	159	486

Total accounts payable and accrued liabilities	$7,322	$8,039

	December 31, 2013	December 31, 2012
Other Noncurrent Liabilities
Noncurrent tax and interest reserves	$2,561	$2,482
Participations payable	1,078	963
Programming costs payable	1,076	1,092
Noncurrent pension and post-retirement liabilities	733	1,058
Deferred compensation	573	580
Other noncurrent liabilities	463	546

Total other noncurrent liabilities	$6,484	$6,721

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2013 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on its evaluation, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 139 herein.

TIME WARNER INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Time Warner Inc.

We have audited the accompanying consolidated balance sheets of Time Warner Inc. (“Time Warner”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2013. Our audits also included the Supplementary Information and Financial Statement Schedule II listed in the Index at Item 15(a). These financial statements, supplementary information and schedule are the responsibility of Time Warner’s management. Our responsibility is to express an opinion on these financial statements, supplementary information and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Supplementary Information and Financial Statement Schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 1 to the Company’s consolidated financial statements, during the year ended December 31, 2013, Time Warner recast its historical financial results to reflect the presentation of its investment in the Class A common stock and Series A convertible preferred stock (which is convertible into Class A common stock and votes with the Class A common stock on an as-adjusted basis) of Central European Media Enterprises Ltd. under the equity method of accounting on a retrospective basis resulting in revision of the December 31, 2012 consolidated balance sheet, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the two years in the period ended December 31, 2012.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Time Warner’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY

February 26, 2014

TIME WARNER INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Time Warner Inc.

We have audited Time Warner Inc.’s (“Time Warner”) internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO criteria”). Time Warner’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Time Warner’s internal control over financial reporting based on our audit.

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

In our opinion, Time Warner maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Time Warner as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2013 of Time Warner and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY

February 26, 2014

TIME WARNER INC.

SELECTED FINANCIAL INFORMATION

The selected financial information set forth below for each of the three years in the period ended December 31, 2013 has been derived from and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for the years ended December 31, 2010 and December 31, 2009 has been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. Certain reclassifications have been made to conform to the 2013 presentation.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(millions, except per share amounts)
Selected Operating Statement Information:
Total revenues	$29,795	$28,729	$28,974	$26,888	$25,388
Operating income	6,605	5,918	5,805	5,428	4,470
Net income	3,691	2,922	2,882	2,596	2,501
Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$3,554	$2,925	$2,886	$2,603	$2,077
Discontinued operations, net of tax	137	—	—	—	389

Net income	$3,691	$2,925	$2,886	$2,603	$2,466

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$3.85	$3.05	$2.74	$2.30	$1.76
Discontinued operations	0.14	—	—	—	0.32

Basic net income per common share	$3.99	$3.05	$2.74	$2.30	$2.08
Diluted income per common share from continuing operations	$3.77	$3.00	$2.71	$2.27	$1.74
Discontinued operations	0.15	—	—	—	0.32

Diluted net income per common share	$3.92	$3.00	$2.71	$2.27	$2.06
Average common shares:
Basic	920.0	954.4	1,046.2	1,128.4	1,184.0
Diluted	942.6	976.3	1,064.5	1,145.3	1,195.1
Selected Balance Sheet Information:
Cash and equivalents	$1,862	$2,841	$3,476	$3,663	$4,733
Total assets	67,994	68,089	67,801	66,732	66,214
Debt due within one year	66	749	23	26	57
Non-recourse debt	—	—	—	—	805
Long-term debt	20,099	19,122	19,501	16,523	15,346
Time Warner Inc. shareholders’ equity	29,904	29,796	29,957	32,958	33,403
Total capitalization at book value	50,069	49,667	49,481	49,507	49,611
Cash dividends declared per share of common stock	1.15	1.04	0.94	0.85	0.75

TIME WARNER INC.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

The following table sets forth the quarterly information for Time Warner:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share amounts)
2013(a)
Total revenues	$6,939	$7,435	$6,856	$8,565
Operating income	1,410	1,511	1,844	1,840
Income from continuing operations	754	771	1,046	983
Discontinued operations, net of tax	—	—	137	—
Net income	754	771	1,183	983
Net income attributable to Time Warner Inc. shareholders	754	771	1,183	983
Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	0.80	0.83	1.14	1.09
Diluted income per common share from continuing operations	0.79	0.81	1.11	1.06
Basic net income per common share	0.80	0.83	1.29	1.09
Diluted net income per common share	0.79	0.81	1.26	1.06
Cash provided by operations from continuing operations	729	916	1,187	884
Common stock — high	57.62	61.52	66.20	70.31
Common stock — low	49.12	56.16	58.30	64.61
Cash dividends declared per share of common stock	0.2875	0.2875	0.2875	0.2875

(a)

In the second quarter of 2013, the Company recast its historical financial results to reflect the presentation of its investment in the Class A common stock and Series A convertible stock of Central European Media Enterprises Ltd. (“CME”) under the equity method of accounting for all prior periods from the date of the Company’s initial investment in CME in May 2009. This recast resulted in an increase in net income of $34 million for the three months ended March 31, 2013.

TIME WARNER INC.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share amounts)
2012(a)
Total revenues	$6,979	$6,744	$6,842	$8,164
Operating income	1,247	1,063	1,581	2,027
Income from continuing operations	576	412	822	1,112
Discontinued operations, net of tax	—	—	—	—
Net income	576	412	822	1,112
Net income attributable to Time Warner Inc. shareholders	578	413	822	1,112
Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	0.59	0.43	0.86	1.18
Diluted income per common share from continuing operations	0.58	0.42	0.84	1.15
Basic net income per common share	0.59	0.43	0.86	1.18
Diluted net income per common share	0.58	0.42	0.84	1.15
Cash provided by operations from continuing operations	416	343	1,538	1,179
Common stock — high	38.21	38.50	45.90	48.26
Common stock — low	35.68	33.76	37.49	43.04
Cash dividends declared per share of common stock	0.26	0.26	0.26	0.26

(a)

In the second quarter of 2013, the Company recast its historical financial results to reflect the presentation of its investment in the Class A common stock and Series A convertible stock of CME under the equity method of accounting for all prior periods from the date of the Company’s initial investment in CME in May 2009. This recast resulted in a decrease in net income of $5 million, $17 million, $16 million and $56 million for the three months ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012, respectively.

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

All direct and indirect domestic subsidiaries are included in Time Warner Inc.’s consolidated U.S. tax return. In the condensed consolidating financial statements, tax expense has been allocated based on each such subsidiary’s relative pretax income to the consolidated pretax income. With respect to the use of certain consolidated tax attributes (principally operating and capital loss carryforwards), such benefits have been allocated to the respective subsidiary that generated the taxable income permitting such use (i.e., pro-rata based on where the income was generated). For example, to the extent a Non-Guarantor Subsidiary generated a gain on the sale of a business for which the Parent Company utilized tax attributes to offset such gain, the tax attribute benefit would be allocated to that Non-Guarantor Subsidiary. Deferred taxes of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been determined based on the temporary differences between the book and tax basis of the respective assets and liabilities of the applicable entities.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2013

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$1,039	$148	$675	$—	$1,862
Receivables, net	73	900	6,905	(10)	7,868
Inventories	—	383	1,645	—	2,028
Deferred income taxes	447	128	25	(153)	447
Prepaid expenses and other current assets	104	84	451	—	639

Total current assets	1,663	1,643	9,701	(163)	12,844
Noncurrent inventories and theatrical film and television production costs	—	1,726	5,054	(81)	6,699
Investments in amounts due to and from consolidated subsidiaries	48,549	21,249	12,288	(82,086)	—
Investments, including available-for-sale securities	130	460	1,434	—	2,024
Property, plant and equipment, net	373	377	3,075	—	3,825
Intangible assets subject to amortization, net	—	—	1,920	—	1,920
Intangible assets not subject to amortization	—	2,007	5,622	—	7,629
Goodwill	—	9,879	20,684	—	30,563
Other assets	322	194	1,974	—	2,490

Total assets	$51,037	$37,535	$61,752	$(82,330)	$67,994

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$619	$770	$5,994	$(61)	$7,322
Deferred revenue	—	28	977	(10)	995
Debt due within one year	48	9	9	—	66

Total current liabilities	667	807	6,980	(71)	8,383
Long-term debt	16,046	4,001	52	—	20,099
Due to (from) affiliates	(900)	—	900	—	—
Deferred income taxes	2,642	3,050	2,394	(5,444)	2,642
Deferred revenue	—	36	479	(33)	482
Other noncurrent liabilities	2,678	1,966	3,518	(1,678)	6,484
Equity
Due to (from) Time Warner and subsidiaries	—	(33,497)	6,155	27,342	—
Other shareholders’ equity	29,904	61,172	41,274	(102,446)	29,904

Total Time Warner Inc. shareholders’ equity	29,904	27,675	47,429	(75,104)	29,904
Noncontrolling interests	—	—	—	—	—

Total equity	29,904	27,675	47,429	(75,104)	29,904

Total liabilities and equity	$51,037	$37,535	$61,752	$(82,330)	$67,994

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2012

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$1,861	$295	$685	$—	$2,841
Receivables, net	79	800	6,506	—	7,385
Inventories	—	462	1,574	—	2,036
Deferred income taxes	474	445	355	(800)	474
Prepaid expenses and other current assets	90	74	364	—	528

Total current assets	2,504	2,076	9,484	(800)	13,264
Noncurrent inventories and theatrical film and television production costs	—	1,742	5,022	(89)	6,675
Investments in amounts due to and from consolidated subsidiaries	46,568	20,947	12,256	(79,771)	—
Investments, including available-for-sale securities	109	448	1,409	—	1,966
Property, plant and equipment, net	342	414	3,186	—	3,942
Intangible assets subject to amortization, net	—	—	2,108	—	2,108
Intangible assets not subject to amortization	—	2,007	5,635	—	7,642
Goodwill	—	9,879	20,567	—	30,446
Other assets	306	180	1,560	—	2,046

Total assets	$49,829	$37,693	$61,227	$(80,660)	$68,089

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,126	$926	$6,231	$(244)	$8,039
Deferred revenue	—	13	1,009	(11)	1,011
Debt due within one year	—	742	7	—	749

Total current liabilities	1,126	1,681	7,247	(255)	9,799
Long-term debt	15,091	3,994	37	—	19,122
Due to (from) affiliates	(881)	—	881	—	—
Deferred income taxes	2,127	2,792	2,487	(5,279)	2,127
Deferred revenue	—	40	525	(42)	523
Other noncurrent liabilities	2,570	2,283	3,563	(1,695)	6,721
Equity
Due to (from) Time Warner and subsidiaries	—	(29,395)	(5,707)	35,102	—
Other shareholders’ equity	29,796	56,298	52,193	(108,491)	29,796

Total Time Warner Inc. shareholders’ equity	29,796	26,903	46,486	(73,389)	29,796
Noncontrolling interests	—	—	1	—	1

Total equity	29,796	26,903	46,487	(73,389)	29,797

Total liabilities and equity	$49,829	$37,693	$61,227	$(80,660)	$68,089

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2013

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$6,380	$23,973	$(558)	$29,795
Costs of revenues	—	(3,032)	(13,639)	441	(16,230)
Selling, general and administrative	(406)	(956)	(5,214)	111	(6,465)
Amortization of intangible assets	—	—	(251)	—	(251)
Restructuring and severance costs	(5)	(67)	(174)	—	(246)
Asset impairments	(7)	—	(133)	—	(140)
Gain on operating assets, net	8	—	134	—	142

Operating income	(410)	2,325	4,696	(6)	6,605
Equity in pretax income (loss) of consolidated subsidiaries	6,654	4,763	1,664	(13,081)	—
Interest expense, net	(885)	(325)	10	10	(1,190)
Other loss, net	(56)	1	(58)	1	(112)

Income from continuing operations before income taxes	5,303	6,764	6,312	(13,076)	5,303
Income tax provision	(1,749)	(2,234)	(2,164)	4,398	(1,749)

Income from continuing operations	3,554	4,530	4,148	(8,678)	3,554
Discontinued operations, net of tax	137	137	137	(274)	137

Net income	3,691	4,667	4,285	(8,952)	3,691
Less Net loss attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to Time Warner Inc. shareholders	$3,691	$4,667	$4,285	$(8,952)	$3,691

Comprehensive income	3,828	4,774	4,231	(9,005)	3,828
Less Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to Time Warner Inc. shareholders	$3,828	$4,774	$4,231	$(9,005)	$3,828

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2012

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$6,107	$23,178	$(556)	$28,729
Costs of revenues	—	(3,002)	(13,381)	449	(15,934)
Selling, general and administrative	(341)	(935)	(5,154)	97	(6,333)
Amortization of intangible assets	—	—	(248)	—	(248)
Restructuring and severance costs	(2)	(34)	(83)	—	(119)
Asset impairments	—	1	(187)	—	(186)
Gain on operating assets, net	10	34	(35)	—	9

Operating income	(333)	2,171	4,090	(10)	5,918
Equity in pretax income (loss) of consolidated subsidiaries	5,687	4,012	1,509	(11,208)	—
Interest expense, net	(888)	(371)	(5)	11	(1,253)
Other loss, net	(18)	14	(211)	(2)	(217)

Income from continuing operations before income taxes	4,448	5,826	5,383	(11,209)	4,448
Income tax provision	(1,526)	(1,901)	(1,882)	3,783	(1,526)

Income from continuing operations	2,922	3,925	3,501	(7,426)	2,922
Discontinued operations, net of tax	—	—	—	—	—

Net income	2,922	3,925	3,501	(7,426)	2,922
Less Net loss attributable to noncontrolling interests	3	3	2	(5)	3

Net income attributable to Time Warner Inc. shareholders	$2,925	$3,928	$3,503	$(7,431)	$2,925

Comprehensive income	2,798	3,753	3,471	(7,224)	2,798
Less Comprehensive loss attributable to noncontrolling interests	3	3	2	(5)	3

Comprehensive income attributable to Time Warner Inc. shareholders	$2,801	$3,756	$3,473	$(7,229)	$2,801

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2011

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$5,830	$23,774	$(630)	$28,974
Costs of revenues	—	(2,984)	(13,830)	503	(16,311)
Selling, general and administrative	(332)	(954)	(5,270)	117	(6,439)
Amortization of intangible assets	—	—	(269)	—	(269)
Restructuring and severance costs	(1)	(20)	(92)	—	(113)
Asset impairments	—	—	(44)	—	(44)
Gain on operating assets, net	—	—	7	—	7

Operating income	(333)	1,872	4,276	(10)	5,805
Equity in pretax income (loss) of consolidated subsidiaries	5,517	4,175	1,363	(11,055)	—
Interest expense, net	(840)	(369)	(11)	10	(1,210)
Other loss, net	15	(4)	(153)	(94)	(236)

Income from continuing operations before income taxes	4,359	5,674	5,475	(11,149)	4,359
Income tax provision	(1,477)	(1,894)	(1,901)	3,795	(1,477)

Income from continuing operations	2,882	3,780	3,574	(7,354)	2,882
Discontinued operations, net of tax	—	—	—	—	—

Net income	2,882	3,780	3,574	(7,354)	2,882
Less Net loss attributable to noncontrolling interests	4	5	4	(9)	4

Net income attributable to Time Warner Inc. shareholders	$2,886	$3,785	$3,578	$(7,363)	$2,886

Comprehensive income	2,641	3,536	3,459	(6,995)	2,641
Less Comprehensive loss attributable to noncontrolling interests	4	5	4	(9)	4

Comprehensive income attributable to Time Warner Inc. shareholders	$2,645	$3,541	$3,463	$(7,004)	$2,645

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2013

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$3,691	$4,667	$4,285	$(8,952)	$3,691
Less Discontinued operations, net of tax	(137)	(137)	(137)	274	(137)

Net income from continuing operations	3,554	4,530	4,148	(8,678)	3,554
Adjustments for noncash and nonoperating items:
Depreciation and amortization	24	126	736	—	886
Amortization of film and television costs	—	2,453	4,846	(37)	7,262
Asset impairments	7	—	133	—	140
(Gain) loss on investments and other assets, net	(3)	1	(63)	—	(65)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(6,654)	(4,763)	(1,664)	13,081	—
Equity in losses of investee companies, net of cash distributions	2	2	214	—	218
Equity-based compensation	74	58	124	—	256
Deferred income taxes	759	590	320	(910)	759
Changes in operating assets and liabilities, net of acquisitions	(194)	(90)	(5,596)	(3,414)	(9,294)
Intercompany	—	1,390	(1,390)	—	—

Cash provided by operations from continuing operations	(2,431)	4,297	1,808	42	3,716
Cash used by operations from discontinued operations	(2)	—	—	—	(2)

Cash provided by operations	(2,433)	4,297	1,808	42	3,714

INVESTING ACTIVITIES
Investments in available-for-sale securities	(4)	—	(23)	—	(27)
Investments and acquisitions, net of cash acquired	(11)	(1)	(473)	—	(485)
Capital expenditures	(66)	(86)	(450)	—	(602)
Investment proceeds from available-for-sale securities	8	—	25	—	33
Advances to (from) parent and consolidated subsidiaries	4,575	366	—	(4,941)	—
Other investment proceeds	15	157	115	(116)	171

Cash used by investing activities	4,517	436	(806)	(5,057)	(910)

FINANCING ACTIVITIES
Borrowings	998	—	30	—	1,028
Debt repayments	—	(732)	(30)	—	(762)
Proceeds from exercise of stock options	674	—	—	—	674
Excess tax benefit from equity instruments	179	—	—	—	179
Principal payments on capital leases	—	(9)	—	—	(9)
Repurchases of common stock	(3,708)	—	—	—	(3,708)
Dividends paid	(1,074)	—	—	—	(1,074)
Other financing activities	25	(38)	(172)	74	(111)
Change in due to/from parent and investment in segment	—	(4,101)	(840)	4,941	—

Cash used by financing activities	(2,906)	(4,880)	(1,012)	5,015	(3,783)

DECREASE IN CASH AND EQUIVALENTS	(822)	(147)	(10)	—	(979)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,861	295	685	—	2,841

CASH AND EQUIVALENTS AT END OF PERIOD	$1,039	$148	$675	$—	$1,862

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2012

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$2,922	$3,925	$3,501	$(7,426)	$2,922
Less Discontinued operations, net of tax	—	—	—	—	—

Net income from continuing operations	2,922	3,925	3,501	(7,426)	2,922
Adjustments for noncash and nonoperating items:
Depreciation and amortization	25	142	725	—	892
Amortization of film and television costs	—	2,403	4,834	(27)	7,210
Asset impairments	—	(1)	187	—	186
(Gain) loss on investments and other assets, net	2	(37)	61	—	26
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(5,687)	(4,012)	(1,509)	11,208	—
Equity in losses of investee companies, net of cash distributions	2	—	223	—	225
Equity-based compensation	48	53	133	—	234
Deferred income taxes	(150)	(247)	(241)	488	(150)
Changes in operating assets and liabilities, net of acquisitions	624	(400)	(4,080)	(4,213)	(8,069)
Intercompany	—	2,132	(2,132)	—	—

Cash provided by operations from continuing operations	(2,214)	3,958	1,702	30	3,476
Cash used by operations from discontinued operations	(9)	(25)	—	—	(34)

Cash provided by operations	(2,223)	3,933	1,702	30	3,442

INVESTING ACTIVITIES
Investments in available-for-sale securities	(11)	(11)	(15)	—	(37)
Investments and acquisitions, net of cash acquired	(39)	(25)	(604)	—	(668)
Capital expenditures	(38)	(100)	(505)	—	(643)
Investment proceeds from available-for-sale securities	1	—	—	—	1
Advances to (from) parent and consolidated subsidiaries	4,238	482	1	(4,721)	—
Other investment proceeds	26	52	35	(12)	101

Cash used by investing activities	4,177	398	(1,088)	(4,733)	(1,246)

FINANCING ACTIVITIES
Borrowings	994	—	45	—	1,039
Debt repayments	(638)	—	(48)	—	(686)
Proceeds from exercise of stock options	1,107	—	—	—	1,107
Excess tax benefit from equity instruments	83	—	—	—	83
Principal payments on capital leases	—	(10)	(1)	—	(11)
Repurchases of common stock	(3,272)	—	—	—	(3,272)
Dividends paid	(1,011)	—	7	(7)	(1,011)
Other financing activities	66	(12)	(118)	(16)	(80)
Change in due to/from parent and investment in segment	—	(4,178)	(548)	4,726	—

Cash used by financing activities	(2,671)	(4,200)	(663)	4,703	(2,831)

DECREASE IN CASH AND EQUIVALENTS	(717)	131	(49)	—	(635)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,578	164	734	—	3,476

CASH AND EQUIVALENTS AT END OF PERIOD	$1,861	$295	$685	$—	$2,841

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2011

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$2,882	$3,780	$3,574	$(7,354)	$2,882
Less Discontinued operations, net of tax	—	—	—	—	—

Net income from continuing operations	2,882	3,780	3,574	(7,354)	2,882
Adjustments for noncash and nonoperating items:
Depreciation and amortization	27	138	757	—	922
Amortization of film and television costs	—	2,357	4,670	5	7,032
Asset impairments	—	—	44	—	44
(Gain) loss on investments and other assets, net	(8)	1	143	—	136
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(5,517)	(4,175)	(1,363)	11,055	—
Equity in losses of investee companies, net of cash distributions	(3)	(1)	138	—	134
Equity-based compensation	38	53	134	—	225
Deferred income taxes	128	191	87	(278)	128
Changes in operating assets and liabilities, net of acquisitions	506	(521)	(4,627)	(3,413)	(8,055)
Intercompany	—	2,030	(2,030)	—	—

Cash provided by operations from continuing operations	(1,947)	3,853	1,527	15	3,448
Cash used by operations from discontinued operations	(16)	—	—	—	(16)

Cash provided by operations	(1,963)	3,853	1,527	15	3,432

INVESTING ACTIVITIES
Investments in available-for-sale securities	(4)	—	(30)	—	(34)
Investments and acquisitions, net of cash acquired	(14)	(20)	(331)	—	(365)
Capital expenditures	(76)	(136)	(560)	—	(772)
Investment proceeds from available-for-sale securities	16	—	—	—	16
Advances to (from) parent and consolidated subsidiaries	4,174	235	1	(4,410)	—
Other investment proceeds	16	43	28	(18)	69

Cash used by investing activities	4,112	122	(892)	(4,428)	(1,086)

FINANCING ACTIVITIES
Borrowings	2,965	—	72	—	3,037
Debt repayments	—	—	(80)	—	(80)
Proceeds from exercise of stock options	204	—	—	—	204
Excess tax benefit from equity instruments	22	—	—	—	22
Principal payments on capital leases	—	(10)	(2)	—	(12)
Repurchases of common stock	(4,611)	—	—	—	(4,611)
Dividends paid	(997)	—	—	—	(997)
Other financing activities	31	(12)	(125)	10	(96)
Change in due to/from parent and investment in segment	—	(4,045)	(358)	4,403	—

Cash used by financing activities	(2,386)	(4,067)	(493)	4,413	(2,533)

DECREASE IN CASH AND EQUIVALENTS	(237)	(92)	142	—	(187)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,815	256	592	—	3,663

CASH AND EQUIVALENTS AT END OF PERIOD	$2,578	$164	$734	$—	$3,476

TIME WARNER INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2013, 2012 and 2011

(millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
2013
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$284	$41	$(64)	$261
Reserves for sales returns and allowances	1,473	2,661	(2,729)	1,405

Total	$1,757	$2,702	$(2,793)	$1,666

2012
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$280	$55	$(51)	$284
Reserves for sales returns and allowances	1,677	2,503	(2,707)	1,473

Total	$1,957	$2,558	$(2,758)	$1,757

2011
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$324	$30	$(74)	$280
Reserves for sales returns and allowances	1,654	2,883	(2,860)	1,677

Total	$1,978	$2,913	$(2,934)	$1,957

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number
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

*
4.3

Second Supplemental Indenture, dated as of April 16, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated April 16, 2009 (the “April 2009 Form 8-K”)).

*

4.4

Third Supplemental Indenture, dated as of December 3, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS, Home Box Office, Inc. (“HBO”) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 3, 2009 (the “December 2009 Form 8-K”)).

*
4.5

Indenture dated as of January 15, 1993 between Historic TW (in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.11 to the TWCI 1992 Form 10-K).

*
4.6

First Supplemental Indenture dated as of June 15, 1993 between Historic TW (in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8637)).

*
4.7

Second Supplemental Indenture dated as of October 10, 1996 among Historic TW (including in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.1 to the TWCI September 1996 Form 10-Q).

*
4.8

Third Supplemental Indenture dated as of December 31, 1996 among Historic TW (including in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.10 to Historic TW’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12259)).

*
4.9

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
4.10

Fifth Supplemental Indenture dated as of January 12, 1998 among Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.5 to the 1998 Form S-4).

*
4.11

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

*
4.13

Eighth Supplemental Indenture dated as of February 23, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated February 23, 2009).

*
4.14

Ninth Supplemental Indenture, dated as of April 16, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.3 to the April 2009 Form 8-K).

*
4.15

Tenth Supplemental Indenture, dated as of December 3, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS, HBO and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.3 to the December 2009 Form 8-K).

*

4.16

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
4.17

Indenture dated as of April 19, 2001 among the Registrant, Historic AOL, Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

*
4.18

First Supplemental Indenture, dated as of April 16, 2009, among the Registrant, Historic AOL, Historic TW (including in its capacity as successor to TWCI), TBS, and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.1 to the April 2009 Form 8-K).

*
4.19

Second Supplemental Indenture, dated as of December 3, 2009, among the Registrant, Historic TW (including in its capacity as successor to TWCI), Historic AOL, TBS, HBO, and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.1 to the December 2009 Form 8-K).

*
4.20

Indenture dated as of November 13, 2006 among the Registrant, TW AOL Holdings LLC (in its capacity as successor to TW AOL Holdings Inc.), Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

*
4.21

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

* +
10.9	2006 Stock Incentive Plan, as amended through December 16, 2009 (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).	* +
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

* +
10.12	Time Warner Inc. 2010 Stock Incentive Plan (the “2010 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 21, 2010).	* +
10.13

Form of Restricted Stock Units Agreement, RSU Standard Agreement, Version 1 (for awards of restricted stock units under the 2010 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the “September 2010 Form 10-Q”)).

* +
10.14

Form of Restricted Stock Units Agreement, RSU Executive Agreement, Version 1 (for awards to certain executive officers under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”)).

* +
10.15

Form of Restricted Stock Units Agreement, RSU Executive Agreement, Version 2 (for awards to certain executive officers under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”)).

* +
10.16

Form of Non-Qualified Stock Option Agreement, Share Retention, Version 1 (for awards of stock options to executive officers under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.3 to the September 2010 Form 10-Q).

* +
10.17

Form of Performance Stock Units Agreement, PSU Agreement, Version 2 (for awards of performance stock units under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.30 to the 2011 Form 10-K).

* +
10.18

Form of Performance Stock Units Agreement, PSU Agreement, Version Bewkes 2 (for awards of performance stock units to Jeffrey Bewkes under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.32 to the 2011 Form 10-K).

* +
10.19

Form of Non-Qualified Stock Option Agreement, Directors Version 1 (for awards of stock options to non-employee directors under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.6 to the September 2010 Form 10-Q).

* +
10.20

Form of Notice of Grant of Stock Options to Non-Employee Director (for awards of stock options to non-employee directors under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.7 to the September 2010 Form 10-Q).

* +

10.21

Form of Restricted Stock Units Agreement, RSU Director Agreement, Version 2 (for awards of restricted stock units to non-employee directors under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “March 2012 Form 10-Q”)).

* +
10.22

Form of Notice of Grant of Restricted Stock Units to Non-Employee Director (for awards of restricted stock units to non-employee directors under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.2 to the March 2012 Form 10-Q).

* +
10.23

Form of Non-Qualified Stock Option Agreement, Share Retention, Version Bewkes 1 (for awards of stock options to Jeffrey Bewkes under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.31 to the 2012 Form 10-K).

* +
10.24

Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, as amended through October 25, 2007 (the “Directors’ Restricted Stock Plan”) (incorporated herein by reference to Exhibit 10.5 to the September 2007 Form 10-Q).

* +
10.25	Time Warner Inc. 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 23, 2013).	* +
10.26

Form of Restricted Stock Units Agreement, RSU Executive Agreement, Version 1 (for awards to certain executive officers under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “June 2013 Form 10-Q”)).

* +
10.27

Form of Restricted Stock Units Agreement, RSU Director Agreement, Version 1 (for awards of restricted stock units to non-employee directors under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.3 to the June 2013 Form 10-Q).

* +
10.28

Form of Notice of Grant of Restricted Stock Units to Non-Employee Director (for awards of restricted stock units to non-employee directors under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.4 to the June 2013 Form 10-Q).

* +
10.29

Form of Performance Stock Units Agreement, PSU Agreement, Version 1 (for awards of performance stock units under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.5 to the June 2013 Form 10-Q).

* +
10.30

Form of Performance Stock Units Agreement, PSU Agreement, Version Bewkes 1 (for awards of performance stock units to Jeffrey Bewkes under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.6 to the June 2013 Form 10-Q).

* +
10.31

Form of Non-Qualified Stock Option Agreement, Directors Version 1 (for awards of stock options to non-employee directors under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.7 to the June 2013 Form 10-Q).

* +
10.32

Form of Notice of Grant of Stock Options to Non-Employee Director (for awards of stock options to non-employee directors under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.8 to the June 2013 Form 10-Q).

* +
10.33

Form of Non-Qualified Stock Option Agreement, Share Retention Version 1 (for awards of stock options to executive officers under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.9 to the June 2013 Form 10-Q).

* +
10.34

Form of Non-Qualified Stock Option Agreement, Share Retention Version Bewkes 1 (for awards of stock options to Jeffrey Bewkes under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.10 to the June 2013 Form 10-Q).

* +

10.35

Deferred Compensation Plan for Directors of Time Warner, as amended through November 18, 1993 (incorporated herein by reference to Exhibit 10.9 to TWCI’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-8637)).

* +
10.36

Time Warner Inc. Non-Employee Directors’ Deferred Compensation Plan, as amended October 25, 2007, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.8 to the September 2007 Form 10-Q).

* +
10.37	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders).	* +
10.38	Time Warner Inc. Annual Incentive Plan for Executive Officers (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 28, 2009).	* +
10.39

Time Warner Inc. Deferred Compensation Plan (amended and restated as of August 1, 2001) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

* +
10.40

Amendment No. 1 to the Time Warner Inc. Deferred Compensation Plan (amended and restated as of August 1, 2001) effective October 15, 2001 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

* +
10.41

Amendment No. 2 to the Time Warner Inc. Deferred Compensation Plan (amended and restated as of August 1, 2001) effective August 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

* +
10.42

Amendment No. 3 to the Time Warner Inc. Deferred Compensation Plan (amended and restated as of August 1, 2001) effective January 1, 2004 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

* +
10.43

Amendment No. 4 to the Time Warner Inc. Deferred Compensation Plan (amended and restated as of August 1, 2001) effective January 1, 2005 (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

* +
10.44	Time Warner Inc. Deferred Compensation Plan (amended and restated as of January 1, 2005) (incorporated herein by reference to Exhibit 10.7 to the September 2007 Form 10-Q).	* +
10.45

Amendment No. 1 to the Time Warner Inc. Deferred Compensation Plan (amended and restated as of January 1, 2005) effective January 1, 2005 (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

* +
10.46	Time Warner Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”)).	* +
10.47

Amendment No. 1 to the Time Warner Supplemental Savings Plan effective June 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

* +
10.48	Amendment No. 2 to the Time Warner Supplemental Savings Plan effective December 1, 2013.	+
10.49

Time Warner Excess Benefit Pension Plan (as amended through July 28, 2010) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

* +

10.50

Amended and Restated Employment Agreement made November 20, 2012, effective as of January 1, 2013, between the Registrant and Jeffrey Bewkes (incorporated herein by reference to Exhibit 10.42 to the 2012 Form 10-K).

* +
10.51	Employment Agreement made December 6, 2013, effective as of January 1, 2014, between the Registrant and Howard M. Averill.	+
10.52

Amended and Restated Employment Amendment made August 30, 2010, effective as of July 1, 2010, between the Registrant and Paul T. Cappuccio (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2010).

* +
10.53

Amended and Restated Employment Agreement made July 29, 2011, effective as of January 1, 2011, between the Registrant and John K. Martin, Jr. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

* +
10.54	Letter Agreement dated December 3, 2013, between the Registrant and John K. Martin, Jr.	+
10.55	Employment Agreement made December 23, 2011, effective as of August 1, 2011, between the Registrant and Olaf Olafsson (incorporated herein by reference to Exhibit 10.50 to the 2011 Form 10-K).	* +
10.56	Employment Agreement made February 17, 2010, effective as of April 1, 2010, between the Registrant and Gary Ginsberg (incorporated herein by reference to Exhibit 10.51 to the 2010 Form 10-K).	* +
10.57

Amendment and Restatement Agreement, dated as of December 18, 2013, relating to the Credit Agreement, dated as of January 19, 2011, as amended and restated as of December 14, 2012, among Time Warner Inc., Time Warner International Finance Limited, the Lenders from time to time party thereto, and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 18, 2013 (the “December 2013 Form 8-K”)).

*
10.58

Amended and Restated Credit Agreement, dated as of January 19, 2011, as amended and restated as of December 18, 2013, among Time Warner Inc., Time Warner International Finance Limited, the Lenders from time to time party thereto, and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the December 2013 Form 8-K).

*
10.59

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
10.63

Reimbursement Agreement, dated as of March 31, 2003, by and among Time Warner Cable, the Registrant, WCI, ATC and TWE (“Reimbursement Agreement”) (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated March 28, 2003).

*

10.64

Amendment No. 1 to Reimbursement Agreement made by and among Time Warner Cable and the Registrant, dated as of May 20, 2008 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

†
101

The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in extensible Business Reporting Language:

(i) Consolidated Balance Sheet at December 31, 2013 and 2012, (ii) Consolidated Statement of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statement of Equity for the years ended December 31, 2013, 2012 and 2011, (vi) Notes to Consolidated Financial Statements (tagged as a block of text) and (vii) Supplementary Information – Condensed Consolidating Financial Statements (tagged as a block of text).

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