Form 10-Q
period 2014-03-31
TIME WARNER INC.
filed 2014-04-30
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2014 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of April 22, 2014
Common Stock – $.01 par value	882,097,734

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2014. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2014 and cash flows for the three months ended March 31, 2014.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, CNN, HBO, Cinemax, Warner Bros., New Line Cinema, People, Sports Illustrated and Time. During the three months ended March 31, 2014, the Company generated Revenues of $7.545 billion (up 9% from $6.939 billion in 2013), Operating Income of $1.932 billion (up 37% from $1.410 billion in 2013), Net Income attributable to Time Warner shareholders of $1.292 billion (up 71% from $754 million in 2013) and Cash provided by operations of $1.704 billion (up 134% from $729 million in 2013). On March 6, 2013, Time Warner announced that its Board of Directors has authorized management to proceed with plans for the complete legal and structural separation of the Company’s Time Inc. segment from Time Warner (the “Time Separation”). Time Warner expects to complete the Time Separation during the second quarter of 2014.

Time Warner Businesses

Time Warner classifies its operations into four reportable segments: Turner, Home Box Office, Warner Bros. and Time Inc. For additional information regarding Time Warner’s segments, refer to Note 12, “Segment Information,” to the accompanying consolidated financial statements.

Turner.  Time Warner’s Turner segment consists of businesses managed by Turner Broadcasting System, Inc. (“Turner”). During the three months ended March 31, 2014, the Turner segment recorded Revenues of $2.593 billion (34% of the Company’s total Revenues) and Operating Income of $900 million.

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

Home Box Office.  Time Warner’s Home Box Office segment consists of businesses managed by Home Box Office, Inc. (“Home Box Office”). During the three months ended March 31, 2014, the Home Box Office segment recorded

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Revenues of $1.339 billion (18% of the Company’s total Revenues) and Operating Income of $464 million.

Home Box Office operates the HBO and Cinemax multi-channel premium pay television services, with the HBO service ranking as the most widely distributed multi-channel premium pay television service. HBO- and Cinemax-branded premium pay and basic tier television services are distributed in more than 60 countries across Latin America, Asia and Europe. HBO and Cinemax domestic premium pay television subscribers have access to the authenticated HBO GO and MAX GO streaming services, respectively, on various mobile devices and other online platforms, and an authenticated HBO GO streaming service is available to international premium pay television subscribers of HBO in a number of countries. Home Box Office generates revenues principally from providing programming to domestic affiliates that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. Home Box Office also derives subscription revenues from the distribution by international affiliates of country-specific HBO and Cinemax premium pay and basic tier television services to their local subscribers. Additional sources of revenues for Home Box Office are the sale of its original programming, including Game of Thrones, True Blood and Boardwalk Empire, via DVDs, Blu-ray Discs and electronic sell-through (“EST”) and the licensing of its original programming.

Warner Bros.  Time Warner’s Warner Bros. segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute feature films, television shows and videogames. During the three months ended March 31, 2014, the Warner Bros. segment recorded Revenues of $3.066 billion (38% of the Company’s total Revenues) and Operating Income of $369 million.

The Warner Bros. segment’s theatrical product revenues are generated principally through rental fees from theatrical exhibition of feature films, including the following recently released films: 300: Rise of An Empire, Gravity, The Hobbit: The Desolation of Smaug, and The LEGO Movie and subsequently through licensing fees received from the distribution of films on television networks and premium pay television services. Television product revenues are generated principally from the licensing of programs to television networks and premium pay television services. The segment also generates revenues for both its theatrical and television product through home video distribution on DVD and Blu-ray Discs and in various digital formats (e.g., EST and video-on-demand) as well as through licensing of feature films and television programming to subscription video-on-demand (“SVOD”) services. In addition, the segment generates revenues through the development and distribution of videogames.

Warner Bros. continues to be an industry leader in the television content business. Domestically, for the 2013-2014 season, Warner Bros. produced more than 60 series, including (i) at least three series for each of the five broadcast networks (including 2 Broke Girls, Arrow, The Bachelor, The Big Bang Theory, The Following, The Mentalist, The Middle, Mike & Molly, Mom, Person of Interest, Revolution, Super Fun Night, Two and a Half Men, Vampire Diaries and The Voice), (ii) original series for cable television networks (including Dallas, Longmire, Major Crimes, Pretty Little Liars and Rizzoli & Isles), (iii) series for first-run syndication (including The Ellen DeGeneres Show, Extra and TMZ) and (iv) animated series for cable television networks. Warner Bros. also licenses many of these series internationally. In addition, Warner Bros. operates a group of local television production companies in the U.K., Belgium and the Netherlands that focus on developing non-scripted programs and formats that can be sold internationally and adapted for sale in the U.S. Warner Bros. also creates locally-produced versions of programs owned by the studio as well as original local television programming for international territories.

The distribution and sale of physical discs (both standard definition DVDs and high definition Blu-ray Discs) is one of the largest contributors to the segment’s revenues and profits. In recent years, home video revenues have declined as a result of several factors, including consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than physical disc sales; changing retailer initiatives and strategies (e.g., reduction of floor space devoted to physical discs); retail store closures; the general economic conditions in the U.S. and many regions around the world; increasing competition for consumer discretionary time and spending; and piracy. The electronic delivery of film and television content is growing and becoming more important to the Warner Bros. segment, which has helped to offset some of the decline in sales of physical discs. For the first quarter of 2014, consumer spending on physical discs continued to decline and consumer spending on electronic delivery continued to increase.

Time Inc.  Time Warner’s Time Inc. segment consists principally of magazine publishing businesses and related websites and operations managed by Time Inc. During the three months ended March 31, 2014, the Time Inc. segment

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

recorded Revenues of $745 million (10% of the Company’s total Revenues) and Operating Loss of $120 million.

As of March 31, 2014, Time Inc. published 23 magazines in print in the U.S., including People, Sports Illustrated, InStyle and Time, and over 70 magazines outside the U.S. For most of Time Inc.’s major magazine titles, Time Inc. also offers tablet editions, websites optimized for mobile viewing and mobile applications. In addition, as of March 31, 2014, Time Inc. operated over 45 websites that collectively have millions of average monthly unique visitors around the world.

The Time Inc. segment generates revenues primarily from the sale of advertising, magazine subscriptions and magazine newsstand sales. The Time Inc. segment is experiencing declines in its print advertising and newsstand sales as a result of market conditions in the magazine publishing industry as well as the economic environment in the United States and internationally.

During the third quarter of 2013, Time Inc. appointed a new Chief Executive Officer and Chief Financial Officer, who have been developing new strategies and initiatives for Time Inc. as part of a new long-range plan. The strategies and initiatives encompassed in the long-range plan are intended to enhance the scale of Time Inc.’s digital platforms and associated revenues, extend brands and audiences into new adjacent opportunities, and stabilize operating income trends.

In the first quarter of 2014, Time Inc. initiated a significant restructuring plan that includes streamlining its organizational structure to enhance operational flexibility, speed decision-making, and spur the development of new cross-brand products and services. Time Inc. incurred restructuring and severance charges of $115 million in the first quarter of 2014 and expects to incur approximately $30 million during the second quarter of 2014 in connection with this restructuring plan and certain real estate consolidations. Beyond its current restructuring plan, Time Inc. anticipates additional headcount reductions and real estate consolidations in the future.

Recent Developments

Venezuela Currency

Certain of the Company’s divisions conduct business in Venezuela. As of March 31, 2014, the Company has $111 million of net Venezuelan Bolivares Fuertes (“VEF”) denominated consolidated monetary assets, primarily consisting of cash and accounts receivable, which have been remeasured at the official exchange rate as published by the Central Bank of Venezuela of 6.3 VEF to each U.S. Dollar. However, because of Venezuelan government-imposed restrictions on the exchange of foreign currency in Venezuela, the Company has not been able to convert VEF earned in Venezuela into U.S. Dollars at the official government rate.

In March of 2013, the Venezuelan government announced the creation of a new foreign currency exchange system called the Complimentary System of Foreign Currency Acquirement (“SICAD”), a complementary currency auction system it created for purchases of U.S. Dollars by certain eligible importers and tourists. In December 2013, the Venezuelan government published the SICAD rate for the first time and issued Exchange Agreement No. 24, which clarified that SICAD could be used only by companies operating in the oil and gas industry for certain transactions and for gold purchases conducted by the Venezuelan Central Bank. In January 2014, the government expanded the use of SICAD and announced that it would increase the amount of U.S. Dollars available to buyers to $220 million per week from $100 million. In addition, through Exchange Agreement No. 25, the government noted that it would expand the use of the SICAD auction rate for certain other types of transactions that were previously limited to the official rate. For the weeks ended March 28 and April 4, 2014, the published SICAD exchange rates were 10.8 and 10.7 VEF for each U.S. Dollar, respectively. Based on the published SICAD requirements, the Company does not believe it is eligible to access the SICAD exchange. If the Company had used the published SICAD exchange rate as of March 31, 2014 to remeasure its VEF-denominated consolidated monetary assets, the Company would have recognized foreign exchange losses of approximately $46 million, on a pre-tax basis, in its Consolidated Statement of Operations.

On March 24, 2014, the Venezuelan government introduced a new currency exchange system referred to as SICAD 2, which is regulated by the Central Bank of Venezuela. The Company does not believe it is eligible to access the SICAD 2 exchange due to the requirements regarding its legal structure that must be met for an entity to participate in the exchange. In its initial week of activity, the average daily exchange rates realized from transactions through SICAD 2 were published by the Central Bank of Venezuela and ranged from 50.9 VEF to 51.9 VEF for each U.S. Dollar. On March 31, 2014, the

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

published average daily rate was 49.8 VEF for each U.S. Dollar. Given the status of its eligibility to access the SICAD and SICAD 2 exchanges, the Company continues to use the official exchange rate for its remeasurement rate as of March 31, 2014. If the Company is able to utilize the SICAD 2 exchange system to regularly access U.S. Dollars in future periods, the SICAD 2 rate may be used as its remeasurement rate. If the Company had used the published SICAD 2 exchange rate as of March 31, 2014 to remeasure its VEF-denominated consolidated monetary assets, the Company would have recognized foreign exchange losses of approximately $97 million, on a pre-tax basis, in its Consolidated Statement of Operations.

Central European Media Enterprises Ltd.

On February 28, 2014, Time Warner and Central European Media Enterprises Ltd. (“CME”) entered into a framework agreement and a term loan agreement. Pursuant to the framework agreement and the term loan agreement, Time Warner and CME agreed to undertake a series of related financing transactions in which the Company will provide CME with up to approximately $550 million through (i) a $115 million revolving credit facility and a $30 million term loan that mature on December 1, 2017, and (ii) the purchase of units from CME. CME will use the proceeds from the transactions to redeem the approximately €273 million aggregate principal amount of its fixed rate notes due 2016 and for general corporate purposes.

As part of these transactions, on April 3, 2014, CME commenced a rights offering and offered its shareholders rights to subscribe for 3,418,467 units at a subscription price of $100.00 per unit. Each unit consists of $100 principal amount of 15% senior secured notes due 2017 and 21 unit warrants, with each unit warrant entitling the holder to purchase one share of CME Class A common stock at an exercise price of $1.00 per share. At the closing of the rights offering, which is expected to occur on May 2, 2014 (the “Closing Date”), Time Warner has agreed to exercise in full its right to purchase approximately 2.2 million units and also will purchase any units that are not purchased by CME’s other shareholders. In addition, on the Closing Date, Time Warner will purchase a total of 581,533 units in private offerings, and CME will issue warrants to Time Warner to purchase a total of 30 million shares of Class A common stock. The warrants that will be issued to Time Warner, including the unit warrants in connection with the rights offering, do not contain any voting rights and are exercisable for a two-year period starting on the second anniversary of their issuance. The warrants are subject to a limited right whereby the Company can exercise any of its warrants earlier solely to maintain its ownership percentage.

The $30 million term loan will bear interest at a rate of 15.0% per annum, paid semi-annually either fully in cash or by adding such amount to the principal amount of the loan. Amounts outstanding under the revolving credit facility will bear interest at a rate per annum based on LIBOR (subject to a minimum rate of 1.00%) plus 14%. CME can pay accrued interest for an applicable quarterly interest period either fully in cash or by adding such amount to the principal amount of the revolving credit facility. The revolving credit facility also contains a commitment fee on the average daily unused amount under the facility of 0.50% per annum.

The transactions will not change the Company’s approximately 49% voting interest, but will result in the Company holding up to an approximate 78% economic interest in CME’s equity interests on a diluted basis. At December 31, 2013, the Company held an approximate 65% economic interest in CME’s equity interests. The Company accounts for its investment in CME’s common stock and Class A convertible preferred stock under the equity method of accounting. The Company accounts for its investment in CME’s Series B convertible redeemable preferred shares under the cost method of accounting.

Eyeworks

On February 11, 2014, Warner Bros. entered into an agreement with Eyeworks Group (“Eyeworks”), a television production and distribution company, to acquire its operations outside the U.S., which are located in 15 countries across Europe, South America, Australia and New Zealand, for approximately €200 million. The transaction, which is subject to customary closing conditions including regulatory approval, is expected to close during the second quarter of 2014.

Sale and Leaseback of Time Warner Center

On January 16, 2014, Time Warner sold the office space it owned in Time Warner Center for approximately $1.3 billion and agreed to lease office space in Time Warner Center from the buyer until early 2019. In connection with these transactions, the Company recognized a pretax gain of $441 million and a tax benefit of $58 million in the first quarter of 2014. Additionally, a pretax gain of approximately $325 million has been deferred and will be recognized ratably over the lease period. The Company also reached a preliminary agreement relating to the move of its Corporate headquarters and its

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

New York City-based employees to the Hudson Yards development on the west side of Manhattan. The preliminary agreement is subject to the negotiation and execution of final agreements. While negotiations regarding the agreements are ongoing, certain conditions were met by the developer during the first quarter that resulted in the Company making payments of $66 million related to its investment in the Hudson Yards development project. Over the next several years, the Company expects to invest approximately $1.3 billion in the Hudson Yards development project.

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

Time Inc. Financing Transactions

In connection with the Time Separation, on April 29, 2014, Time Inc. issued $700 million aggregate principal amount of 5.75% senior unsecured notes due 2022 in a private offering. The notes are guaranteed by substantially all of Time Inc.’s wholly-owned domestic subsidiaries. If Time Warner decides not to pursue the Time Separation or the Time Separation is not completed by October 26, 2014, Time Inc. must redeem all the outstanding notes.

On April 24, 2014, Time Inc. entered into senior secured credit facilities (the “Senior Credit Facilities”) providing for a term loan in an initial principal amount of $700 million with a seven-year maturity (the “Term Loan”) and a $500 million revolving credit facility with a five-year maturity, of which up to $100 million is available for the issuance of letters of credit (the “Revolving Credit Facility”). Time Inc.’s obligations under the Senior Credit Facilities are guaranteed by substantially all of its wholly-owned domestic subsidiaries and secured by substantially all of its assets and the assets of the guarantors. The commitments of the lenders under the Senior Credit Facilities terminate on June 30, 2014 if the Term Loan has not been borrowed by that date. As of April 30, 2014, no amounts have been borrowed under the Senior Credit Facilities. The Revolving Credit Facility will be used by Time Inc. for working capital and other general corporate purposes. The Revolving Credit Facility is not available for borrowing prior to the Time Separation.

Time Warner is not a guarantor of, and does not otherwise provide credit support for, the senior unsecured notes or the Senior Credit Facilities.

The proceeds of the notes and a portion of the Term Loan will be used to fund Time Inc.’s acquisition of the IPC publishing business in the U.K., which is currently owned by a wholly-owned subsidiary of Time Warner (the “IPC Purchase”), and the remaining proceeds from the Term Loan will be used to pay a special dividend to Time Warner in connection with the Time Separation. The purchase price for the IPC Purchase, together with the amount of the special dividend, is expected to be approximately $1.4 billion.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results has been affected by transactions and certain other items in each period as follows (millions):

	Three Months Ended March 31,
	2014	2013

Asset impairments	$(38)	$(27)
Gain on operating assets, net	454	8
Other	(20)	(11)

Impact on Operating Income	396	(30)

Investment gains (losses), net	(5)	71
Amounts related to the separation of Time Warner Cable Inc.	(1)	5
Amounts related to the disposition of Warner Music Group	(1)	(1)

Pretax impact	389	45
Income tax impact of above items	74	(22)

Impact of items affecting comparability on net income attributable to Time Warner Inc. shareholders	$463	$23

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $137 million and $80 million for the three months ended March 31, 2014 and 2013, respectively. For further discussion of Restructuring and severance costs, see “Consolidated Results” and “Business Segment Results.”

Asset Impairments

During the three months ended March 31, 2014, the Company recognized asset impairments of $1 million at the Turner segment related to miscellaneous assets, $5 million at the Warner Bros. segment related to certain internally developed software, $26 million at the Time Inc. segment primarily in connection with a building held for sale and $6 million at Corporate related to certain internally developed software.

During the three months ended March 31, 2013, the Company recognized asset impairments of $18 million at the Turner segment consisting of $12 million related to certain of Turner’s international intangible assets and $6 million related to programming assets resulting from Turner’s decision in the first quarter of 2013 to shut down certain of its entertainment networks in Spain, $2 million at the Warner Bros. segment related to miscellaneous assets and $7 million at Corporate related to certain internally developed software.

Gain on Operating Assets, Net

For the three months ended March 31, 2014, the Company recognized a $13 million gain at the Turner segment related to the sale of Zite, Inc. (“Zite”), a news content aggregation and recommendation platform, and a $441 million gain at Corporate in connection with the sale and leaseback of the Company’s office space in Time Warner Center.

For the three months ended March 31, 2013, the Company recognized an $8 million gain at Corporate on the disposal of certain corporate assets.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other

Other reflects external costs related to mergers, acquisitions or dispositions of $20 million and $11 million for the three months ended March 31, 2014 and 2013, respectively. External costs related to mergers, acquisitions or dispositions for the three months ended March 31, 2014 consisted of $7 million at the Turner segment primarily related to exit costs in connection with the shutdown of CNN Latino, a Spanish-language news broadcast programming block, $6 million at the Warner Bros. segment primarily related to the pending Eyeworks transaction and $7 million at Corporate related to the Time Separation and for the three months ended March 31, 2013 consisted of $2 million at the Turner segment related to the shutdown of certain entertainment networks in Spain and $9 million at Corporate related to the Time Separation.

External costs related to mergers, acquisitions or dispositions are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Investment Gains (Losses), Net

For the three months ended March 31, 2014, the Company recognized $5 million of net investment losses.

For the three months ended March 31, 2013, the Company recognized $71 million of net investment gains, consisting of a $65 million gain on the sale of the Company’s investment in a theater venture in Japan, which included a $10 million gain related to a foreign currency contract, and $6 million of net miscellaneous investment gains.

Amounts Related to the Separation of Time Warner Cable Inc.

For the three months ended March 31, 2014 and 2013, the Company recognized $1 million of other expense and $5 million of other income, respectively, related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by Time Warner Cable Inc. (“TWC”) employees, which has been reflected in Other income (loss), net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Disposition of Warner Music Group

For both the three months ended March 31, 2014 and 2013, the Company recognized losses of $1 million primarily related to a tax indemnification obligation associated with the disposition of Warner Music Group (“WMG”) in 2004. These amounts have been reflected in Other income (loss), net in the accompanying Consolidated Statement of Operations.

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

Revenues.  The components of Revenues are as follows (millions):

	Three Months Ended March 31,
	2014	2013	% Change

Subscription	$2,736	$2,560	7%
Advertising	1,512	1,464	3%
Content	3,068	2,730	12%
Other	229	185	24%

Total revenues	$7,545	$6,939	9%

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the three months ended March 31, 2014, the increase in Subscription revenues was primarily related to increases at the Turner, Home Box Office and Time Inc. segments. Advertising revenues for the three months ended March 31, 2014 increased primarily due to an increase at the Turner segment. The increase in Content revenues for the three months ended March 31, 2014 was due primarily to an increase at the Warner Bros. and Home Box Office segments, partially offset by a decline at the Turner segment. The increase in Other revenues for the three months ended March 31, 2014 was primarily related to an increase at the Warner Bros. segment, partially offset by a decline at the Time Inc. segment.

Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  For the three months ended March 31, 2014, Costs of revenues increased to $4.160 billion from $3.750 billion for the three months ended March 31, 2013 reflecting increases at the Warner Bros., Turner and Home Box Office segments. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses.  For the three months ended March 31, 2014, Selling, general and administrative expenses increased 3% to $1.663 billion from $1.620 billion for the three months ended March 31, 2013 primarily related to increases at the Time Inc., Turner and Home Box Office segments. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $157 million for both the three months ended March 31, 2014 and 2013.

Amortization Expense.  Amortization expense was $69 million for the three months ended March 31, 2014 and $60 million for the three months ended March 31, 2013.

Restructuring and Severance Costs.  For the three months ended March 31, 2014 and 2013, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs are as follows (millions):

	Three Months Ended March 31,
	2014	2013

Turner	$12	$14
Home Box Office	8	8
Warner Bros.	2	3
Time Inc.	115	53
Corporate	4	2
Eliminations	(4)	-

Total restructuring and severance costs	$137	$80

Operating Income.  Operating Income increased to $1.932 billion for the three months ended March 31, 2014 from $1.410 billion for the three months ended March 31, 2013. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $396 million of income and $30 million of expense for the three months ended March 31, 2014 and 2013, respectively, Operating Income increased $96 million, reflecting increases at the Warner Bros., Home Box Office and Turner segments, partially offset by a decrease at the Time Inc. segment.

The segment variations are discussed under “Business Segment Results.”

Interest Expense, Net.  For the three months ended March 31, 2014, Interest expense, net decreased to $266 million from $290 million for the three months ended March 31, 2013 mainly due to the recognition of interest income on a note receivable that was collected in March 2014.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Other Income (Loss), Net.  Other income (loss), net detail is shown in the table below (millions):

	Three Months Ended March 31,
	2014	2013
Investment gains (losses), net	$(5)	$71
Amounts related to the separation of TWC	(1)	5
Amounts related to the disposition of WMG	(1)	(1)
Loss from equity method investees	(1)	(60)
Other	2	1

Other income (loss), net	$(6)	$16

Investment gains (losses), net and amounts related to the separation of TWC and the disposition of WMG are discussed under “Transactions and Other Items Affecting Comparability.” The remaining change in Other income (loss), net was related to lower net losses from equity method investees.

Income Tax Provision.  Income tax provision decreased to $368 million for the three months ended March 31, 2014 from $382 million for the three months ended March 31, 2013. The Company’s effective tax rate was 22% for the three months ended March 31, 2014 compared to 34% for the three months ended March 31, 2013. The decrease in the effective tax rate for the three months ended March 31, 2014 was primarily due to the expected utilization of tax attribute carryovers.

Net Income Attributable to Time Warner Inc. Shareholders.  Net income attributable to Time Warner Inc. shareholders was $1.292 billion and $754 million for the three months ended March 31, 2014 and 2013, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $463 million and $23 million of income for the three months ended March 31, 2014 and 2013, respectively, Net income attributable to Time Warner Inc. shareholders increased $98 million, primarily reflecting higher Operating Income. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $1.45 and $1.42, respectively, for the three months ended March 31, 2014 and were $0.80 and $0.79, respectively, for the three months ended March 31, 2013.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Business Segment Results

Turner.  Revenues and Operating Income of the Turner segment for the three months ended March 31, 2014 and 2013 are as follows (millions):

	Three Months Ended March 31,
	2014	2013	% Change
Revenues:
Subscription	$1,309	$1,224	7%
Advertising	1,137	1,086	5%
Content	96	113	(15%)
Other	51	47	9%

Total revenues	2,593	2,470	5%
Costs of revenues(a)	(1,204)	(1,110)	8%
Selling, general and administrative(a)	(431)	(414)	4%
Gain on operating assets	13	-	NM
Asset impairments	(1)	(18)	(94%)
Restructuring and severance costs	(12)	(14)	(14%)
Depreciation	(54)	(58)	(7%)
Amortization	(4)	(5)	(20%)

Operating Income	$900	$851	6%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues for the three months ended March 31, 2014 was primarily due to higher domestic rates.

The increase in Advertising revenues for the three months ended March 31, 2014 reflected domestic growth of $47 million driven by an increase at Turner’s domestic entertainment networks mainly due to the 2014 National Collegiate Athletic Association Division I Men’s Basketball Championship tournament (the “NCAA Tournament”), including the airing of additional games, and higher pricing, partially offset by lower audience delivery.

Content revenues decreased primarily due to the timing of SVOD availabilities.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Turner segment are as follows (millions):

	Three Months Ended March 31,
	2014	2013	% Change
Programming costs:
Originals and sports	$777	$701	11%
Acquired films and syndicated series	231	222	4%

Total programming costs	1,008	923	9%
Other direct operating costs	196	187	5%

Costs of revenues(a)	$1,204	$1,110	8%

(a)	Costs of revenues exclude depreciation.

The increase in Costs of revenues for the three months ended March 31, 2014 was primarily due to higher originals and sports programming costs, mainly due to higher costs related to the NCAA Tournament.

For the three months ended March 31, 2014, Selling, general and administrative expenses increased mainly due to higher marketing expense of $9 million and higher exit costs of $5 million, primarily related to the shutdown of CNN Latino.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the three months ended March 31, 2014 included a $13 million gain on operating assets related to the sale of Zite and a $7 million charge primarily related to exit costs for the shutdown of CNN Latino. The results for the three months ended March 31, 2013 included a $12 million charge related to the impairment of certain Turner international intangible assets and an $8 million charge related to Turner’s decision in the first quarter of 2013 to shut down certain of its entertainment networks in Spain. This charge consisted of a $6 million impairment related to programming assets and a $2 million charge related to exit costs.

The increase in Operating Income for the three months ended March 31, 2014 was primarily due to higher Revenues, lower asset impairments and the gain on the sale of operating assets related to the sale of Zite, partially offset by higher Costs of revenues and higher Selling, general and administrative expenses.

Home Box Office.  Revenues and Operating Income of the Home Box Office segment for the three months ended March 31, 2014 and 2013 are as follows (millions):

	Three Months Ended March 31,
	2014	2013	% Change
Revenues:
Subscription	$1,130	$1,045	8%
Content	207	183	13%
Other	2	-	NM

Total revenues	1,339	1,228	9%
Costs of revenues(a)	(656)	(606)	8%
Selling, general and administrative(a)	(186)	(175)	6%
Restructuring and severance costs	(8)	(8)	-
Depreciation	(21)	(20)	5%
Amortization	(4)	(2)	100%

Operating Income	$464	$417	11%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The increase in Subscription revenues for the three months ended March 31, 2014 was primarily due to the 2013 consolidation of HBO Asia and HBO Nordic, which contributed $45 million of Subscription revenues for the three months ended March 31, 2014, as well as higher domestic subscription revenues of $41 million driven primarily by higher rates.

The increase in Content revenues for the three months ended March 31, 2014 was primarily due to higher home video revenues.

The components of Costs of revenues for the Home Box Office segment are as follows (millions):

	Three Months Ended March 31,
	2014	2013	% Change
Programming costs:
Originals and sports	$218	$221	(1%)
Acquired films and syndicated series	250	214	17%

Total programming costs	468	435	8%
Other direct operating costs	188	171	10%

Costs of revenues(a)	$656	$606	8%

(a)	Costs of revenues exclude depreciation.

The increase in Costs of revenues for the three months ended March 31, 2014 was primarily due to higher acquired films and syndicated series programming costs reflecting the consolidation of HBO Asia and HBO Nordic as well as higher other direct operating costs mainly due to higher distribution costs associated with higher home video revenues. Originals and sports programming costs were essentially flat as lower programming impairments and lower costs for sports programming were partially offset by higher costs for original series.

For the three months ended March 31, 2014, Selling, general and administrative expenses increased mainly due to the consolidation of HBO Asia and HBO Nordic.

The increase in Operating Income for the three months ended March 31, 2014 was primarily due to higher Revenues, partially offset by higher Costs of revenues.

Warner Bros.  Revenues and Operating Income of the Warner Bros. segment for the three months ended March 31, 2014 and 2013 are as follows (millions):

	Three Months Ended March 31,
	2014	2013	% Change
Revenues:
Subscription	$34	$33	3%
Advertising	15	14	7%
Content	2,903	2,568	13%
Other	114	66	73%

Total revenues	3,066	2,681	14%
Costs of revenues(a)	(2,123)	(1,835)	16%
Selling, general and administrative(a)	(474)	(485)	(2%)
Asset impairments	(5)	(2)	150%
Restructuring and severance costs	(2)	(3)	(33%)
Depreciation	(51)	(50)	2%
Amortization	(42)	(43)	(2%)

Operating Income	$369	$263	40%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Content revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three months ended March 31, 2014 and 2013 are as follows (millions):

	Three Months Ended March 31,
	2014	2013	% Change
Theatrical product:
Film rentals	$555	$324	71%
Home video and electronic delivery	382	456	(16%)
Television licensing	403	414	(3%)
Consumer products and other	57	44	30%

Total theatrical product	1,397	1,238	13%

Television product:
Television licensing	1,109	975	14%
Home video and electronic delivery	114	149	(23%)
Consumer products and other	69	72	(4%)

Total television product	1,292	1,196	8%

Other	214	134	60%

Total Content revenues	$2,903	$2,568	13%

Theatrical product revenues from film rentals increased for the three months ended March 31, 2014, reflecting higher revenues of $220 million from theatrical films released during the first quarter of 2014 and higher carryover revenues of $11 million from prior period releases. The Company released 4 and 5 theatrical films during the three months ended March 31, 2014 and 2013, respectively.

For the three months ended March 31, 2014, theatrical product revenues from home video and electronic delivery decreased due to lower revenues of $73 million from releases during the first quarter of 2014. There were 2 home video and electronic delivery releases during both the three months ended March 31, 2014 and 2013.

Television product revenues from television licensing for the three months ended March 31, 2014 increased due to higher revenues from initial telecasts due in part to increased production and the timing of deliveries as well as higher international television licensing revenues.

The decrease in television product revenues from home video and electronic delivery for the three months ended March 31, 2014 was primarily due to lower revenues from consumer packaged goods.

Other content revenues increased for the three months ended March 31, 2014 primarily due to higher carryover revenues of $41 million from videogames released in prior periods and higher revenues of $21 million from videogames released during the first quarter of 2014. The Company released 3 and 2 videogames during the three months ended March 31, 2014 and 2013, respectively.

Other revenues increased for the three months ended March 31, 2014 primarily due to higher international third party production activity.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Warner Bros. segment are as follows (millions):

	Three Months Ended March 31,
	2014	2013	% Change
Film and television production costs	$1,439	$1,225	17%
Print and advertising costs	432	413	5%
Other costs, including merchandise and related costs	252	197	28%

Costs of revenues(a)	$2,123	$1,835	16%

(a)	Costs of revenues excludes depreciation.

Included in film and television production costs are production costs related to videogames, as well as theatrical film valuation adjustments resulting from revisions to estimates of ultimate revenue for certain theatrical films. Theatrical film valuation adjustments for the three months ended March 31, 2014 and 2013 were $36 million and $10 million, respectively. The increase in film and television productions costs was primarily due to the performance and mix of product released and also reflected higher videogame production costs, including impairments of $18 million related to certain videogames in production. Other costs, including merchandise and related costs, increased primarily due to higher distribution costs associated with videogames.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for three months ended March 31, 2014 included a $5 million impairment of certain internally developed software, and the results for the three months ended March 31, 2013 included $2 million of miscellaneous asset impairments.

The increase in Operating Income for the three months ended March 31, 2014 was primarily due to higher Revenues, partially offset by higher Costs of revenues.

Time Inc.  Revenues and Operating Loss of the Time Inc. segment for the three months ended March 31, 2014 and 2013 are as follows (millions):

	Three Months Ended March 31,
	2014	2013	% Change
Revenues:
Subscription	$270	$258	5%
Advertising	390	389	-
Content	19	16	19%
Other	66	74	(11%)

Total revenues	745	737	1%
Costs of revenues(a)	(306)	(306)	-
Selling, general and administrative(a)	(375)	(355)	6%
Asset impairments	(26)	-	-
Restructuring and severance costs	(115)	(53)	117%
Depreciation	(24)	(22)	9%
Amortization	(19)	(10)	90%

Operating Loss	$(120)	$(9)	NM

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

For the three months ended March 31, 2014, Subscription revenues increased due to $11 million of revenues resulting from the acquisition of Time Inc. Affluent Media Group (formerly known as American Express Publishing Corporation) in the fourth quarter of 2013 (the “AMG Acquisition”). Excluding the AMG Acquisition, Subscription revenues were essentially flat reflecting a benefit from additional issues in the current year quarter, offset by declines related to market conditions in the magazine publishing industry.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the three months ended March 31, 2014, Advertising revenues were essentially flat. Included in domestic magazine advertising revenues was $25 million of revenues resulting from the AMG Acquisition as well as a benefit from additional issues in the current year quarter, which were offset by declines related to market conditions in the magazine publishing industry. In addition, non-magazine advertising revenues were also flat as an increase in website advertising revenues was offset by declines in custom publishing and other non-magazine advertising revenues. Included in website advertising revenues for the three months ended March 31, 2014 was $4 million of revenues resulting from the AMG Acquisition.

The Company expects the market conditions associated with the Time Inc. segment’s Subscription revenues and Advertising revenues to continue.

For the three months ended March 31, 2014, Other revenues declined due to lower revenues from third party subscription marketing activities.

The components of Costs of revenues for the Time Inc. segment are as follows (millions):

	Three Months Ended March 31,
	2014	2013	% Change

Production costs	$175	$171	2%
Editorial costs	108	116	(7%)
Other	23	19	21%

Costs of revenues(a)	$306	$306	-

(a)	Costs of revenues excludes depreciation.

For the three months ended March 31, 2014, Costs of revenues were flat. Production costs increased slightly due to higher costs of $8 million associated with the AMG Acquisition, partially offset by lower paper prices and reduced print volume. Editorial costs decreased due to cost savings initiatives, including savings realized from restructurings in both the first quarters of 2014 and 2013 as well as a $6 million change in the classification of certain overhead costs, partially offset by higher costs of $5 million associated with the AMG Acquisition.

For the three months ended March 31, 2014, Selling, general and administrative expenses increased primarily due to higher costs of $26 million resulting from the AMG Acquisition, a $6 million change in the classification of certain overhead costs and higher costs of $6 million associated with the Time Separation, partly offset by cost savings initiatives, including savings realized from restructurings in both the first quarters of 2014 and 2013.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the three months ended March 31, 2014 included $26 million of asset impairments primarily related to a building held for sale.

The Time Inc. segment incurred charges of $115 million in the first quarter of 2014 in connection with a significant restructuring, primarily consisting of headcount reductions and certain real estate consolidations. In the first quarter of 2013, Time Inc. incurred charges of $53 million in connection with a significant restructuring primarily consisting of headcount reductions. The Time Inc. segment expects to incur additional restructuring and severance charges of approximately $30 million in the second quarter of 2014, primarily related to certain real estate consolidations.

Operating Loss increased for the three months ended March 31, 2014 primarily due to higher Restructuring and severance costs, higher Asset impairments and higher Selling, general and administrative expenses.

As a result of the Company’s decision to spin off Time Inc., the Company assessed Goodwill and long-lived assets at Time Inc. for impairment as of March 2014, which did not result in any impairment. As of March 31, 2014, the fair value of the Time Inc. reporting unit was approximately 5% in excess of its book value. However, market conditions in the publishing industry, including declines in print advertising revenues and newsstand sales, remain challenging. During the third quarter of 2013, Time Inc. appointed a new Chief Executive Officer and Chief Financial Officer, who have been

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

developing new strategies and initiatives for Time Inc. as part of a new long-range plan. The strategies and initiatives encompassed in the long-range plan are intended to enhance the scale of Time Inc.’s digital platforms and associated revenues, extend brands and audiences into new adjacent opportunities, and stabilize operating income trends. If market conditions worsen as compared to the assumptions incorporated in that long-range plan or if Time Inc.’s performance fails to meet current expectations, it is possible that the Company’s expectations of future cash flows could change. If market conditions or the Company’s expectations of future cash flows are worse than the Company’s current expectations, it is possible that the carrying values of the Time Inc. reporting unit and certain of its tradenames will exceed their respective fair values, which could result in the Company recognizing a noncash impairment of goodwill that could be material. See Note 1, “Description of Business and Basis of Presentation,” to the accompanying financial statements for more information.

Corporate.  Corporate’s Operating Income (Loss) for the three months ended March 31, 2014 and 2013 was as follows (millions):

	Three Months Ended March 31,
	2014	2013	% Change
Selling, general and administrative(a)	$(115)	$(116)	(1%)
Gain on operating assets	441	8	NM
Asset impairments	(6)	(7)	(14%)
Restructuring and severance costs	(4)	(2)	100%
Depreciation	(7)	(7)	-

Operating Income (Loss)	$309	$(124)	NM

(a)	Selling, general and administrative expenses exclude depreciation.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the three months ended March 31, 2014 included a $441 million gain in connection with the sale and leaseback of the Company’s office space in Time Warner Center and a $6 million impairment of certain internally developed software. The results for the three months ended March 31, 2013 included an $8 million gain on the disposal of certain corporate assets and a $7 million impairment of certain internally developed software.

Excluding the transactions and other items affecting comparability noted above, Operating Loss for the three months ended March 31, 2014 was essentially flat.

Selling, general and administrative expenses included costs related to enterprise efficiency initiatives of $12 million and $10 million for the three months ended March 31, 2014 and 2013, respectively. The enterprise efficiency initiatives involve the centralization of certain administrative functions to generate cost savings or other benefits for the Company.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments, quarterly dividend payments and the purchase of common stock under the Company’s stock repurchase program. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at March 31, 2014 was $8.568 billion, which included $3.546 billion of Cash and equivalents.

Current Financial Condition

At March 31, 2014, Time Warner had net debt of $16.745 billion ($20.291 billion of debt less $3.546 billion of Cash and equivalents) and $30.044 billion of Shareholders’ equity, compared to net debt of $18.303 billion ($20.165 billion of debt less $1.862 billion of Cash and equivalents) and $29.904 billion of Shareholders’ equity at December 31, 2013.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The following table shows the significant items contributing to the decrease in net debt from December 31, 2013 to March 31, 2014 (millions):

Balance at December 31, 2013	$18,303
Cash provided by operations	(1,704)
Capital expenditures	99
Repurchases of common stock	991
Dividends paid to common stockholders	287
Investments and acquisitions, net of cash acquired	141
Proceeds from the exercise of stock options	(116)
Proceeds from the sale of Time Warner Center	(1,264)
Other investment and sale proceeds	(44)
All other, net	52

Balance at March 31, 2014	$16,745

On January 30, 2014, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases beginning January 1, 2014, including amounts available under the Company’s prior stock repurchase program as of December 31, 2013. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2014 through April 25, 2014, the Company repurchased 20 million shares of common stock for $1.286 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

On January 16, 2014, Time Warner sold the office space it owned in Time Warner Center for approximately $1.3 billion and agreed to lease office space in Time Warner Center from the buyer until early 2019. In connection with these transactions, the Company recognized a pretax gain of $441 million and a tax benefit of $58 million in the first quarter of 2014. Additionally, a pretax gain of approximately $325 million has been deferred and will be recognized ratably over the lease period. The Company also reached a preliminary agreement relating to the move of its Corporate headquarters and its New York City-based employees to the Hudson Yards development on the west side of Manhattan. The preliminary agreement is subject to the negotiation and execution of final agreements. While negotiations regarding the agreements are ongoing, certain conditions were met by the developer during the first quarter that resulted in the Company making payments of $66 million related to its investment in the Hudson Yards development project. Over the next several years, the Company expects to invest approximately $1.3 billion in the Hudson Yards development project.

Time Inc. Financing Transactions

In connection with the Time Separation, on April 29, 2014, Time Inc. issued $700 million aggregate principal amount of 5.75% senior unsecured notes due 2022 in a private offering. In addition, on April 24, 2014, Time Inc. entered into senior secured credit facilities providing for a term loan in an initial principal amount of $700 million with a seven-year maturity and a $500 million revolving credit facility with a five-year maturity, of which up to $100 million is available for the issuance of letters of credit. No amounts were outstanding under the senior secured credit facilities at April 30, 2014. See “Recent Developments” for more information.

Cash Flows

Cash and equivalents increased by $1.684 billion for the three months ended March 31, 2014 and decreased by $348 million for the three months ended March 31, 2013. Components of these changes are discussed below in more detail.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Operating Activities

Details of Cash provided by operations are as follows (millions):

	Three Months Ended March 31,
	2014	2013
Operating Income	$1,932	$1,410
Depreciation and amortization	226	217
Net interest payments(a)	(237)	(269)
Net income taxes paid(b)	(128)	(189)
All other, net, including working capital changes	(89)	(440)

Cash provided by operations	$1,704	$729

(a)	Includes cash interest received of $25 million and $13 million for the three months ended March 31, 2014 and 2013, respectively.
(b)	Includes income tax refunds received of $32 million and $11 million for the three months ended March 31, 2014 and 2013, respectively.

Cash provided by operations for the three months ended March 31, 2014 increased primarily due to higher Operating Income, lower cash used by working capital and lower net income taxes paid. Cash used by working capital decreased primarily due to lower participation and production spending as well as the timing of sports programming payments.

Investing Activities

Details of Cash used by investing activities are as follows (millions):

	Three Months Ended March 31,
	2014	2013
Investments in available-for-sale securities	$(23)	$(15)
Investments and acquisitions, net of cash acquired	(118)	(62)
Capital expenditures	(99)	(85)
Proceeds from the sale of available-for-sale securities	-	33
Proceeds from the sale of Time Warner Center	1,264	-
All other investment and sale proceeds	44	120

Cash provided (used) by investing activities	$1,068	$(9)

The change in Cash provided (used) by investing activities for the three months ended March 31, 2014 was primarily due to proceeds from the sale of office space in Time Warner Center. Included in Investments and acquisitions, net of cash acquired for the three months ended March 31, 2014 is $66 million of payments related to the Company’s investment in the Hudson Yards development in connection with the Company’s plan to consolidate its New York City locations to the Hudson Yards development.

In the second quarter of 2014, the Company expects to consummate a series of related financing transactions with CME that will provide CME with up to approximately $550 million. See “Recent Developments” for more information.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Financing Activities

Details of Cash used by financing activities are as follows (millions):

	Three Months Ended March 31,
	2014	2013
Borrowings	$129	$6
Debt repayments	(5)	(438)
Proceeds from the exercise of stock options	116	339
Excess tax benefit from equity instruments	64	84
Principal payments on capital leases	(3)	(2)
Repurchases of common stock	(991)	(672)
Dividends paid	(287)	(273)
Other financing activities	(111)	(112)

Cash used by financing activities	$(1,088)	$(1,068)

Cash used by financing activities for the three months ended March 31, 2014 increased primarily due to higher Repurchases of common stock and lower Proceeds from the exercise of stock options, partially offset by lower Debt repayments and an increase in Borrowings. During the first quarter, the Company borrowed $125 million under a federal program that is designed to stimulate the U.S. economy through capital investment by foreign investors. The loan bears interest at 1.25% per annum and is due in November 2018.

During the three months ended March 31, 2014, the Company issued approximately 3 million shares of common stock and received $116 million in connection with the exercise of stock options. At March 31, 2014, all of the approximately 34 million exercisable stock options outstanding on such date had exercise prices below the closing price of the Company’s common stock on the New York Stock Exchange.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At March 31, 2014, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $28.898 billion. Of this committed capacity, $8.568 billion was unused and $20.291 billion was outstanding as debt. At March 31, 2014, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$3,546	$-	$-	$3,546
Revolving credit facilities and commercial paper program(d)	5,000	1	-	4,999
Fixed-rate public debt	19,910	-	19,910	-
Other obligations(e)	442	38	381	23

Total	$28,898	$39	$20,291	$8,568

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 14.0 years as of March 31, 2014.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts. At March 31, 2014, the principal amounts of the Company’s publicly issued debt mature as follows: $0 in 2014, $1.000 billion in 2015, $1.150 billion in 2016, $500 million in 2017, $600 million in 2018, $0 million in 2019 and $16.781 billion thereafter. In the period after 2019, no more than $2.0 billion will mature in any given year.

(d)

The revolving credit facilities consist of two $2.5 billion revolving credit facilities. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the revolving credit facilities.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $65 million are due within the next twelve months.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium cable, basic cable, network and syndicated television exhibition. Backlog was approximately $6.2 billion and $5.5 billion at March 31, 2014 and December 31, 2013, respectively. Included in the backlog amounts is licensing of film product from the Warner Bros. segment to the Turner segment in the amount of $728 million and $477 million at March 31, 2014 and December 31, 2013, respectively. Also included in the backlog amounts is licensing of film product from the Warner Bros. segment to the Home Box Office segment in the amount of $715 million and $749 million at March 31, 2014 and December 31, 2013, respectively.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding (i) the adequacy of the Company’s liquidity to meet its needs for the foreseeable future, (ii) the Time Separation, (iii) the Company’s expectation that the soft market conditions that have adversely affected the Time Inc. segment’s Subscription and Advertising revenues will continue, (iv) restructuring and severance charges expected to be incurred by the Time Inc. segment in the second quarter of 2014, (v) anticipated additional headcount reductions and real estate consolidations at the Time Inc. segment, (vi) the expected closing of the CME financing transactions, (vii) the anticipated purchase price for the IPC purchase, (viii) the expected closing of the Eyeworks transaction, and (ix) the estimate of the reduction of recorded unrecognized tax benefits during the next twelve months.

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

•	the effects of any significant acquisitions, dispositions and other similar transactions by the Company, including the Time Separation;
•	the failure to meet earnings expectations;
•	the adequacy of the Company’s risk management framework;
•	changes in U.S. GAAP or other applicable accounting policies;
•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses;
•	a disruption or failure of the Company’s or its vendors’ network and information systems or other technology on which the Company’s businesses rely;
•	the effect of union or labor disputes or player lockouts affecting the professional sports leagues whose programming is shown on the Company’s networks;
•	changes in tax, federal communication and other laws and regulations;
•	currency exchange restrictions and currency devaluation risks in some foreign countries, including, but not limited to, Venezuela;
•	changes in foreign exchange rates; and
•	the other risks and uncertainties detailed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(Unaudited; millions, except share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and equivalents	$3,546	$1,862
Receivables, less allowances of $1,324 and $1,666	7,371	7,868
Inventories	1,879	2,028
Deferred income taxes	512	447
Prepaid expenses and other current assets	686	639

Total current assets	13,994	12,844

Noncurrent inventories and theatrical film and television production costs	6,347	6,699
Investments, including available-for-sale securities	2,117	2,024
Property, plant and equipment, net	3,219	3,825
Intangible assets subject to amortization, net	2,437	1,920
Intangible assets not subject to amortization	7,041	7,629
Goodwill	30,568	30,563
Other assets	2,476	2,490

Total assets	$68,199	$67,994

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,262	$7,322
Deferred revenue	951	995
Debt due within one year	65	66

Total current liabilities	8,278	8,383

Long-term debt	20,226	20,099
Deferred income taxes	2,461	2,642
Deferred revenue	458	482
Other noncurrent liabilities	6,732	6,484
Commitments and Contingencies (Note 13)

Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 886 million and 895 million shares outstanding	17	17
Paid-in capital	152,988	153,410
Treasury stock, at cost (766 million and 757 million shares)	(38,337)	(37,630)
Accumulated other comprehensive loss, net	(875)	(852)
Accumulated deficit	(83,749)	(85,041)

Total Time Warner Inc. shareholders’ equity	30,044	29,904
Noncontrolling interests	-	-

Total equity	30,044	29,904

Total liabilities and equity	$68,199	$67,994

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Three Months Ended March 31,

(Unaudited; millions, except per share amounts)

	2014	2013

Revenues	$7,545	$6,939
Costs of revenues	(4,160)	(3,750)
Selling, general and administrative	(1,663)	(1,620)
Amortization of intangible assets	(69)	(60)
Restructuring and severance costs	(137)	(80)
Asset impairments	(38)	(27)
Gain on operating assets, net	454	8

Operating income	1,932	1,410
Interest expense, net	(266)	(290)
Other income (loss), net	(6)	16

Income before income taxes	1,660	1,136
Income tax provision	(368)	(382)

Net income	1,292	754
Less Net loss attributable to noncontrolling interests	-	-

Net income attributable to Time Warner Inc. shareholders	$1,292	$754

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income per common share	$1.45	$0.80

Average basic common shares outstanding	891.0	932.8

Diluted net income per common share	$1.42	$0.79

Average diluted common shares outstanding	910.6	956.4

Cash dividends declared per share of common stock	$0.3175	$0.2875

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended March 31,

(Unaudited; millions)

	2014	2013

Net income	$1,292	$754

Other comprehensive loss, net of tax:
Foreign currency translation:
Unrealized losses occurring during the period	(20)	(67)
Reclassification adjustment for gains realized in net income	-	(6)

Change in foreign currency translation	(20)	(73)

Unrealized gains (losses) on securities occurring during the period	(3)	1

Benefit obligations:
Unrealized gains (losses) occurring during the period	(6)	3
Reclassification adjustment for losses realized in net income	5	6

Change in benefit obligations	(1)	9

Derivative financial instruments:
Unrealized gains occurring during the period	6	-
Reclassification adjustment for gains realized in net income	(5)	(8)

Change in derivative financial instruments	1	(8)

Other comprehensive loss	(23)	(71)

Comprehensive income	1,269	683

Less Comprehensive loss attributable to noncontrolling interest	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$1,269	$683

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31,

(Unaudited; millions)

	2014	2013
OPERATIONS
Net income	$1,292	$754
Adjustments for noncash and nonoperating items:
Depreciation and amortization	226	217
Amortization of film and television costs	1,957	1,792
Asset impairments	38	27
Gain on investments and other assets, net	(448)	(69)
Equity in losses of investee companies, net of cash distributions	21	77
Equity-based compensation	91	106
Deferred income taxes	(253)	400
Changes in operating assets and liabilities, net of acquisitions	(1,220)	(2,575)

Cash provided by operations	1,704	729

INVESTING ACTIVITIES
Investments in available-for-sale securities	(23)	(15)
Investments and acquisitions, net of cash acquired	(118)	(62)
Capital expenditures	(99)	(85)
Investment proceeds from available-for-sale securities	-	33
Other investment proceeds	1,308	120

Cash provided (used) by investing activities	1,068	(9)

FINANCING ACTIVITIES
Borrowings	129	6
Debt repayments	(5)	(438)
Proceeds from exercise of stock options	116	339
Excess tax benefit from equity instruments	64	84
Principal payments on capital leases	(3)	(2)
Repurchases of common stock	(991)	(672)
Dividends paid	(287)	(273)
Other financing activities	(111)	(112)

Cash used by financing activities	(1,088)	(1,068)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,684	(348)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,862	2,841

CASH AND EQUIVALENTS AT END OF PERIOD	$3,546	$2,493

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended March 31,

(Unaudited; millions)

	2014			2013
	Time Warner Shareholders	Noncontrolling Interests	Total Equity	Time Warner Shareholders	Noncontrolling Interests	Total Equity
BALANCE AT BEGINNING OF PERIOD	$29,904	$-	$29,904	$29,796	$1	$29,797
Net income	1,292	-	1,292	754	-	754
Other comprehensive loss	(23)	-	(23)	(71)	-	(71)
Cash dividends	(287)	-	(287)	(273)	-	(273)
Common stock repurchases	(1,000)	-	(1,000)	(661)	-	(661)
Amounts related primarily to stock options and restricted stock units	158	-	158	401	-	401

BALANCE AT END OF PERIOD	$30,044	$-	$30,044	$29,946	$1	$29,947

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include television networks, film and TV entertainment and publishing. Time Warner classifies its operations into four reportable segments: Turner: consisting principally of cable networks and digital media properties; Home Box Office: consisting principally of premium pay television services domestically and premium pay and basic tier television services internationally; Warner Bros.: consisting principally of feature film, television, home video and videogame production and distribution; and Time Inc.: consisting principally of magazine publishing and related websites and operations. See Note 2, “Business Dispositions,” for information regarding the separation of the Time Inc. segment from Time Warner.

Basis of Presentation

Interim Financial Statements

The consolidated financial statements are unaudited; however, in the opinion of management, they contain all of the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

Basis of Consolidation

The consolidated financial statements include all of the assets, liabilities, revenues, expenses and cash flows of entities in which Time Warner has a controlling interest (“subsidiaries”). Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.

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

Accounting Guidance Adopted in 2014

Presentation of Unrecognized Tax Benefits

On January 1, 2014, the Company adopted on a prospective basis guidance requiring a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of a jurisdiction or the tax law of a jurisdiction does not require it, and the Company does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit would be presented in the financial

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

statements as a liability and will not be combined with deferred tax assets. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Guidance Not Yet Adopted

In April 2014, guidance was issued that raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (1) a component of an entity or group of components that has been disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following disposal and retained equity method investments in a discontinued operation. This guidance will become effective on a prospective basis for the Company on January 1, 2015 and is not expected to have a material impact on the Company’s consolidated financial statements.

Interim Impairment Testing of Goodwill and Long-Lived Assets at Time Inc.

As discussed in more detail in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Policies,” to the Company’s consolidated financial statements in the 2013 Form 10-K, Goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Long-lived assets, including finite-lived intangible assets, do not require that an annual impairment test be performed. Instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. As a result of the Company’s decision to spin off Time Inc., the Company assessed Goodwill and long-lived assets at Time Inc. for impairment as of March 31, 2014.

The March 31, 2014 impairment test did not result in an impairment of Goodwill at Time Inc. because the fair value of the Time Inc. reporting unit exceeded its carrying value by approximately 5%. Had the fair value of the Time Inc. reporting unit been less than its carrying value, the second step of the impairment review process would need to be performed to determine the ultimate amount of the impairment loss to record. The significant assumptions utilized in the impairment test included projected future cash flows from Time Inc.’s 2014 budget and long-range plan, a discount rate of 10.5%, a terminal revenue growth rate of 1.0%, and a market multiple of 7.5x earnings. For more information regarding the separation of Time Inc. from Time Warner, see Note 2, “Business Acquisitions and Dispositions.”

The impairment test for long-lived assets, including finite-lived intangible assets, utilized estimates of undiscounted future cash flows based on the use of the assets for their remaining useful life assuming the disposition transaction (i.e., the spin-off of Time Inc.) does not occur. The impairment test did not result in the impairment of any long-lived assets. Certain tradenames at the Time Inc. segment with a carrying value totaling approximately $586 million as of December 31, 2013 that were previously assigned indefinite lives, were assigned finite lives of 17 years and the Company began amortizing them starting in the first quarter of 2014.

Although the March 31, 2014 impairment test did not result in an impairment of goodwill or long-lived assets, Time Inc. is experiencing declines in its print advertising and newsstand sales as a result of market conditions in the publishing industry. Senior management at Time Inc. has prepared a long-range plan that served as the basis for the discounted cash flow (“DCF”) analysis used in the March 31, 2014 impairment review. If market conditions worsen as compared to the assumptions incorporated in that long-range plan, if market conditions associated with valuation multiples of comparable companies decline, or if Time Inc.’s performance fails to meet current expectations, it is possible that the carrying value of Time Inc. will exceed its fair value, which could result in the Company recognizing a noncash impairment of goodwill that could be material.

Venezuela Currency

Certain of the Company’s divisions conduct business in Venezuela. As of March 31, 2014, the Company has $111 million of net Venezuelan Bolivares Fuertes (“VEF”) denominated consolidated monetary assets, primarily consisting of cash and accounts receivable, which have been remeasured at the official exchange rate as published by the Central Bank of Venezuela of 6.3 VEF to each U.S. Dollar. However,

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

because of Venezuelan government-imposed restrictions on the exchange of foreign currency in Venezuela, the Company has not been able to convert VEF earned in Venezuela into U.S. Dollars at the official government rate. While there are two other legal exchange systems available in Venezuela, the Company believes the official exchange rate is appropriate to use as its remeasurement rate at March 31, 2014 for several reasons, including (i) the Company’s belief that it is not eligible to access those other exchange systems, (ii) a lack of clarity about those exchange systems’ stability and transaction volume and (iii) the Company’s inability to access Venezuelan currency exchange markets operated by the government in the past several years. If the Company had used the least favorable legal published exchange rate as of March 31, 2014 to remeasure its VEF-denominated consolidated monetary assets, the Company would have recognized foreign exchange losses of approximately $97 million, on a pre-tax basis, in its Consolidated Statement of Operations.

2.	BUSINESS DISPOSITIONS

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

Central European Media Enterprises Ltd.

On February 28, 2014, Time Warner and Central European Media Enterprises Ltd. (“CME”) entered into a framework agreement and a term loan agreement. Pursuant to the framework agreement and the term loan agreement, Time Warner and CME agreed to undertake a series of related financing transactions in which the Company will provide CME with up to approximately $550 million through (i) a $115 million revolving credit facility and a $30 million term loan that mature on December 1, 2017, and (ii) the purchase of units from CME. CME will use the proceeds from the transactions to redeem the approximately €273 million aggregate principal amount of its fixed rate notes due 2016 and for general corporate purposes.

As part of these transactions, on April 3, 2014, CME commenced a rights offering and offered its shareholders rights to subscribe for 3,418,467 units at a subscription price of $100.00 per unit. Each unit consists of $100 principal amount of 15% senior secured notes due 2017 and 21 unit warrants, with each unit warrant entitling the holder to purchase one share of CME Class A common stock at an exercise price of $1.00 per share. At the closing of the rights offering, which is expected to occur on May 2, 2014 (the “Closing Date”), Time Warner has agreed to exercise in full its right to purchase approximately 2.2 million units and also will purchase any units that are not purchased by CME’s other shareholders. In addition, on the Closing Date, Time Warner will purchase a total of 581,533 units in private offerings, and CME will issue warrants to Time Warner to purchase a total of 30 million shares of Class A common stock. The warrants that will be issued to Time Warner, including the unit warrants in connection with the rights offering, do not contain any voting rights and are exercisable for a two-year period starting on the second anniversary of their issuance. The warrants are subject to a limited right whereby the Company can exercise any of its warrants earlier solely to maintain its ownership percentage.

The $30 million term loan will bear interest at a rate of 15.0% per annum, paid semi-annually either fully in cash or by adding such amount to the principal amount of the loan. Amounts outstanding under the revolving credit facility will bear interest at a rate per annum based on LIBOR (subject to a minimum rate of 1.00%) plus 14%. CME can pay accrued interest for an applicable quarterly interest period either fully in cash or by adding such amount to the principal amount of the revolving credit facility. The revolving credit facility also contains a commitment fee on the average daily unused amount under the facility of 0.50% per annum.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The transactions will not change the Company’s approximately 49% voting interest, but will result in the Company holding up to an approximate 78% economic interest in CME’s equity interests on a diluted basis. At December 31, 2013, the Company held an approximate 65% economic interest in CME’s equity interests. The Company accounts for its investment in CME’s common stock and Class A preferred stock under the equity method of accounting. The Company accounts for its investment in CME’s Series B convertible redeemable preferred shares under the cost method of accounting.

4.	FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, respectively (millions):

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities(a)	$252	$5	$-	$257	$254	$5	$-	$259
Available-for-sale securities:
Equity securities	54	-	-	54	57	-	-	57
Debt securities	-	53	-	53	-	40	-	40
Derivatives:
Foreign exchange contracts	-	10	-	10	-	10	-	10
Other	5	-	-	5	6	-	8	14
Liabilities:
Derivatives:
Foreign exchange contracts	-	(11)	-	(11)	-	(17)	-	(17)
Other	-	-	(6)	(6)	-	-	(7)	(7)

Total	$311	$57	$(6)	$362	$317	$38	$1	$356

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of both March 31, 2014 and March 31, 2013, liabilities valued using significant unobservable inputs (Level 3) primarily consisted of contingent consideration and options to redeem securities. The balance as of March 31, 2013 also included an asset related to equity instruments held by employees of a former subsidiary of the Company. As of March 31, 2014, all of these equity instruments have expired or been exercised. The following table reconciles the beginning and ending balances of net derivative assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the three months ended March 31, 2014 and 2013 on such assets and liabilities that were included in the Consolidated Balance Sheet as of March 31, 2014 and 2013 (millions):

	March 31, 2014	March 31, 2013

Balance as of the beginning of the period	$1	$7
Total gains (losses), net:
Included in other loss, net	(1)	6
Included in other comprehensive income (loss)	-	-
Settlements	(6)	(7)
Issuances	-	-
Transfers in and/or out of Level 3	-	-

Balance as of the end of the period	$(6)	$6

Net gain for the period included in net income related to assets and liabilities still held as of the end of the period	$-	$6

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at March 31, 2014, the fair value of Time Warner’s debt exceeded its carrying value by approximately $3.521 billion and, based on interest rates prevailing at December 31, 2013, the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.754 billion. The fair value of Time Warner’s debt was considered a Level 2 measurement as it was based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of the financial instruments or because the financial instruments are of a longer-term nature and are recorded on a discounted basis. At March 31, 2014, the estimated fair value of the Company’s investment in CME exceeded its carrying value by approximately $91 million. For the remainder of the Company’s other financial instruments, differences between the carrying value and fair value were not significant at March 31, 2014. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

Non-Financial Instruments

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill and indefinite-lived intangible assets), a non-financial instrument is required to be evaluated for impairment. If the Company determines that the non-financial instrument is impaired, the Company would be required to write down the non-financial instrument to its fair value.

During the three months ended March 31, 2014, the Company committed to a plan to sell a building owned by Time Inc. As a result, the Company recorded a noncash impairment of $20 million to write down the value of the building to its fair value. The resulting fair value measurement was considered to be a Level 3 measurement and was determined using a market approach. During the three months ended March 31, 2013, the Company performed an impairment review of certain intangible assets at an international subsidiary at Turner. As a result, the Company recorded noncash impairments of $12 million to write down the value of these assets to zero. The resulting fair value measurements were considered to be Level 3 measurements and were determined using a DCF methodology with assumptions for cash flows associated with the use and eventual disposition of the assets.

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

	Carrying value before write down	Carrying value after write down

Fair value measurements made during the three months ended March 31,:
2014	$184	$140
2013	35	4

5.	INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	March 31, 2014	December 31, 2013
Inventories:
Programming costs, less amortization	$3,553	$3,738
DVDs, Blu-ray Discs, books, paper and other merchandise	334	325

Total inventories	3,887	4,063
Less: current portion of inventory	(1,879)	(2,028)

Total noncurrent inventories	2,008	2,035

Theatrical film production costs:(a)
Released, less amortization	442	500
Completed and not released	343	246
In production	1,192	1,480
Development and pre-production	82	107

Television production costs:(a)
Released, less amortization	1,171	1,094
Completed and not released	526	536
In production	569	694
Development and pre-production	14	7

Total theatrical film and television production costs	4,339	4,664

Total noncurrent inventories and theatrical film and television production costs	$6,347	$6,699

(a)

Does not include $923 million and $958 million of acquired film library intangible assets as of March 31, 2014 and December 31, 2013, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Gains and losses from hedging activities recognized in the Consolidated Statement of Operations, including hedge ineffectiveness, were not material for the three months ended March 31, 2014 and 2013 and were largely offset by corresponding economic gains or losses from the respective transactions that were hedged.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions and has entered into collateral agreements with certain of these counterparties to further protect the Company in the event of the deterioration of the credit quality of such counterparties. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. The Company offsets the fair values of the foreign exchange derivatives contracts executed with the same counterparty and classifies that amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at March 31, 2014 and December 31, 2013 (millions):

	March 31, 2014(a)	December 31, 2013(b)
Prepaid expenses and other current assets	$10	$10
Accounts payable and accrued liabilities	(11)	(17)

(a)

Includes $89 million ($68 million of qualifying hedges and $21 million of economic hedges) and $90 million ($57 million of qualifying hedges and $33 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

(b)

Includes $77 million ($64 million of qualifying hedges and $13 million of economic hedges) and $84 million ($53 million of qualifying hedges and $31 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

At March 31, 2014 and December 31, 2013, $31 million and $28 million of gains, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net at both March 31, 2014 and December 31, 2013 are deferred net gains of $21 million related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

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

From January 1, 2014 through March 31, 2014, the Company repurchased approximately 15 million shares of common stock for approximately $1.000 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of March 31, 2014, $4.000 billion was remaining under the stock repurchase program.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following summary sets forth the activity within Other comprehensive income (loss) (millions):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized losses on foreign currency translation	$(16)	$(4)	$(20)	$(83)	$16	$(67)
Reclassification adjustment for gains on foreign currency translation realized in net income(a)	-	-	-	(9)	3	(6)
Unrealized gains (losses) on securities	(5)	2	(3)	1	-	1
Unrealized gains (losses) on benefit obligations	(8)	2	(6)	17	(14)	3
Reclassification adjustment for losses on benefit obligations realized in net income(b)	7	(2)	5	9	(3)	6
Unrealized gains on derivative financial instruments	10	(4)	6	-	-	-
Reclassification adjustment for derivative financial instruments gains realized in net income(c)	(7)	2	(5)	(13)	5	(8)

Other comprehensive loss	$(19)	$(4)	$(23)	$(78)	$7	$(71)

(a)      Pretax (gains) losses included in Other income (loss), net.

(b)      Pretax (gains) losses included in Selling, general and administrative expenses.

(c)      Pretax (gains) losses included in Selling, general and administrative expenses, Costs of revenues and Other income (loss), net are as follows (millions):

	Three Months Ended March 31,
	2014	2013
Selling, general and administrative expenses	$(2)	$(1)
Costs of revenues	(5)	(9)
Other income (loss), net	-	(3)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	NET INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net income attributable to Time Warner Inc. shareholders	$1,292	$754
Net income allocated to participating securities	(4)	(4)

Net income attributable to Time Warner Inc. common shareholders — basic	$1,288	$750

Average number of common shares outstanding — basic	891.0	932.8
Dilutive effect of equity awards	19.6	23.6

Average number of common shares outstanding — diluted	910.6	956.4

Net income per common share attributable to Time Warner Inc. common shareholders:
Basic	$1.45	$0.80
Diluted	$1.42	$0.79

Diluted net income per common share for the three months ended March 31, 2014 and 2013 excludes certain equity awards for which common shares may be issued under the Company’s stock compensation plans because they do not have a dilutive effect as set forth below (millions):

	Three Months Ended March 31,
	2014	2013
Antidilutive common shares	1	1

9.	EQUITY-BASED COMPENSATION

The table below summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per share:

	Three Months Ended March 31,
	2014	2013
Expected volatility	28.2%	29.7%
Expected term to exercise from grant date	5.95 years	6.36 years
Risk-free rate	1.9%	1.2%
Expected dividend yield	1.9%	2.2%
Weighted average grant date fair value per option	$15.64	$12.72

The following table sets forth the weighted average grant date fair value of restricted stock units (“RSUs”) and target performance stock units (“PSUs”). For PSUs, the service inception date precedes the grant date and requires the Company to apply mark-to-market accounting that is reflected in the grant date fair values presented:

	Three Months Ended March 31,
	2014	2013
RSUs	$65.31	$53.53
PSUs	65.66	70.16

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the number of stock options, RSUs and target PSUs granted (millions):

	Three Months Ended March 31,
	2014	2013

Stock options	1.0	1.2
RSUs	2.6	3.1
PSUs	0.2	0.2

Compensation expense recognized for equity-based awards is as follows (millions):

	Three Months Ended March 31,
	2014	2013

RSUs and PSUs	$76	$87
Stock options	15	19

Total impact on operating income	$91	$106

Tax benefit recognized	$34	$38

Total unrecognized compensation cost related to unvested RSUs and target PSUs as of March 31, 2014, without taking into account expected forfeitures, is $306 million and is expected to be recognized over a weighted-average period between one and two years.

Total unrecognized compensation cost related to unvested stock option awards as of March 31, 2014, without taking into account expected forfeitures, is $29 million and is expected to be recognized over a weighted-average period between one and two years.

10.	BENEFIT PLANS

A summary of the components of the net periodic benefit costs recognized for substantially all of Time Warner’s defined benefit pension plans for the three months ended March 31, 2014 and 2013 is as follows (millions):

Components of Net Periodic Benefit Costs

	Three Months Ended March 31,
	2014	2013

Service cost	$1	$1
Interest cost	47	43
Expected return on plan assets	(51)	(50)
Amortization of net loss	7	9

Net periodic benefit costs	$4	$3

Contributions	$11	$7

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations and real estate consolidations. Restructuring and severance costs expensed as incurred by segment for the three months ended March 31, 2014 and 2013 are as follows (millions):

		Three Months Ended March 31,
		2014	2013

Turner		$12	$14
Home Box Office		8	8
Warner Bros.		2	3
Time Inc.		115	53
Corporate		4	2
Intersegment eliminations		(4)	-

Total restructuring and severance costs		$137	$80

		Three Months Ended March 31,
		2014	2013

2014 activity		$136	$-
2013 and prior activity		1	80

Total restructuring and severance costs		$137	$80

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total

Remaining liability as of December 31, 2013	$208	$36	$244
Net accruals	116	21	137
Noncash reductions(a)	(3)	-	(3)
Cash paid	(61)	(7)	(68)

Remaining liability as of March 31, 2014	$260	$50	$310

(a)	Noncash reductions relate to the settlement of certain employee-related liabilities with equity instruments.

As of March 31, 2014, of the remaining liability of $310 million, $211 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $99 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2020.

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

Information as to the Revenues, intersegment revenues, Operating Income (Loss) and Assets of Time Warner in each of its reportable segments is set forth below (millions):

	Three Months Ended March 31,
	2014	2013
Revenues
Turner	$2,593	$2,470
Home Box Office	1,339	1,228
Warner Bros.	3,066	2,681
Time Inc.	745	737
Intersegment eliminations	(198)	(177)

Total revenues	$7,545	$6,939

	Three Months Ended March 31,
	2014	2013
Intersegment Revenues
Turner	$21	$24
Home Box Office	9	1
Warner Bros.	166	148
Time Inc.	2	4

Total intersegment revenues	$198	$177

	Three Months Ended March 31,
	2014	2013
Operating Income (Loss)
Turner	$900	$851
Home Box Office	464	417
Warner Bros.	369	263
Time Inc.	(120)	(9)
Corporate	309	(124)
Intersegment eliminations	10	12

Total operating income (loss)	$1,932	$1,410

	March 31, 2014	December 31, 2013
Assets
Turner	$25,695	$26,067
Home Box Office	13,629	13,687
Warner Bros.	19,339	20,066
Time Inc.	5,566	5,667
Corporate	3,970	2,507

Total assets	$68,199	$67,994

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	COMMITMENTS AND CONTINGENCIES

Commitments

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of TWC in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including: annual payments made at the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $937 million (for a net present value of $419 million). To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at March 31, 2014. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

For matters disclosed above for which a loss is probable or reasonably possible, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0 and $65 million at March 31, 2014. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Income Tax Uncertainties

During the three months ended March 31, 2014, the Company recorded net increases to income tax reserves of approximately $9 million, all of which impacted the Company’s effective tax rate. During the three months ended March 31, 2014, the Company recorded increases to interest reserves related to the income tax reserves of approximately $17 million.

In the Company’s judgment, uncertainties related to certain tax matters are reasonably possible of being resolved during the next twelve months. The effect of such resolution, which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from $0 to $650 million, most of which would decrease the Company’s effective tax rate.

14.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. These transactions have been executed on terms comparable to the terms of transactions with unrelated third parties and primarily relate to the licensing of television programming to The CW broadcast network and certain international networks by the Warner Bros. segment. Revenues and expenses resulting from transactions with related parties consist of (millions):

	Three Months Ended March 31,
	2014	2013

Revenues	$117	$145
Expenses	(2)	(10)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other loss, net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

	Three Months Ended March 31,
	2014	2013
Cash Flows
Cash payments made for interest	$(262)	$(282)
Interest income received	25	13

Cash interest payments, net	$(237)	$(269)

Cash payments made for income taxes	$(160)	$(200)
Income tax refunds received	32	11

Cash tax payments, net	$(128)	$(189)

	Three Months Ended March 31,
	2014	2013
Interest Expense, Net
Interest income	$62	$26
Interest expense	(328)	(316)

Total interest expense, net	$(266)	$(290)

	Three Months Ended March 31,
	2014	2013
Other Income (Loss), Net
Investment gains (losses), net	$(5)	$71
Loss on equity method investees	(1)	(60)
Other	-	5

Total other income (loss), net	$(6)	$16

	March 31, 2014	December 31, 2013
Accounts Payable and Accrued Liabilities
Accounts payable	$643	$693
Accrued expenses	1,824	1,925
Participations payable	2,476	2,302
Programming costs payable	718	706
Accrued compensation	729	1,224
Accrued interest	359	313
Accrued income taxes	513	159

Total accounts payable and accrued liabilities	$7,262	$7,322

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2014	December 31, 2013
Other Noncurrent Liabilities
Noncurrent tax and interest reserves	$2,585	$2,561
Participations payable	1,043	1,078
Programming costs payable	1,075	1,076
Noncurrent pension and post-retirement liabilities	728	733
Deferred compensation	561	573
Other noncurrent liabilities	740	463

Total other noncurrent liabilities	$6,732	$6,484

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

For the Company’s collaborative arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $118 million and $88 million were recorded in Costs of revenues for the three months ended March 31, 2014 and 2013, respectively.

The aggregate programming rights fee, production costs, advertising revenues and sponsorship revenues related to the NCAA Tournament and related programming are shared equally by Turner and CBS. However, if the amount paid for the programming rights fee and production costs, in any given year, exceeds advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to specified annual amounts, ranging from approximately $90 million to $30 million.

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

The Parent Company’s accounting bases in all subsidiaries, including goodwill and identified intangible assets, have been “pushed down” to the applicable subsidiaries. Corporate overhead expenses have been reflected as expenses of the Parent Company and have not been allocated to the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries. Interest income (expense) is determined based on outstanding debt and the relevant intercompany amounts at the respective subsidiary.

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

During the three months ended March 31, 2014, the Parent Company completed an internal reorganization to make Time Inc. a direct subsidiary of the Parent Company in connection with the planned legal and structural separation of the Parent Company’s Time Inc. segment from the Parent Company. This reorganization was the primary reason for the reduction in the Guarantor Subsidiaries’ Total assets as of March 31, 2014 as compared with their Total assets as of December 31, 2013.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

March 31, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$2,676	$160	$710	$-	$3,546
Receivables, net	54	897	6,424	(4)	7,371
Inventories	-	376	1,503	-	1,879
Deferred income taxes	512	146	43	(189)	512
Prepaid expenses and other current assets	89	91	506	-	686

Total current assets	3,331	1,670	9,186	(193)	13,994
Noncurrent inventories and theatrical film and television production costs	-	1,764	4,663	(80)	6,347
Investments in amounts due to and from consolidated subsidiaries	47,603	12,093	12,395	(72,091)	-
Investments, including available-for-sale securities	129	458	1,530	-	2,117
Property, plant and equipment, net	126	356	2,737	-	3,219
Intangible assets subject to amortization, net	-	-	2,437	-	2,437
Intangible assets not subject to amortization	-	2,007	5,034	-	7,041
Goodwill	-	9,880	20,688	-	30,568
Other assets	318	183	1,975	-	2,476

Total assets	$51,507	$28,411	$60,645	$(72,364)	$68,199

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$992	$662	$5,670	$(62)	$7,262
Deferred revenue	-	40	924	(13)	951
Debt due within one year	48	9	8	-	65

Total current liabilities	1,040	711	6,602	(75)	8,278
Long-term debt	16,172	4,003	51	-	20,226
Due to (from) affiliates	(921)	-	921	-	-
Deferred income taxes	2,461	2,850	2,068	(4,918)	2,461
Deferred revenue	-	28	459	(29)	458
Other noncurrent liabilities	2,711	1,926	3,795	(1,700)	6,732
Equity
Due to (from) Time Warner and subsidiaries	-	(39,976)	8,609	31,367	-
Other shareholders’ equity	30,044	58,869	38,140	(97,009)	30,044

Total Time Warner Inc. shareholders’ equity	30,044	18,893	46,749	(65,642)	30,044
Noncontrolling interests	-	-	-	-	-

Total equity	30,044	18,893	46,749	(65,642)	30,044

Total liabilities and equity	$51,507	$28,411	$60,645	$(72,364)	$68,199

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2013

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$1,039	$148	$675	$-	$1,862
Receivables, net	73	900	6,905	(10)	7,868
Inventories	-	383	1,645	-	2,028
Deferred income taxes	447	128	25	(153)	447
Prepaid expenses and other current assets	104	84	451	-	639

Total current assets	1,663	1,643	9,701	(163)	12,844
Noncurrent inventories and theatrical film and television production costs	-	1,726	5,054	(81)	6,699
Investments in amounts due to and from consolidated subsidiaries	48,549	21,249	12,288	(82,086)	-
Investments, including available-for-sale securities	130	460	1,434	-	2,024
Property, plant and equipment, net	373	377	3,075	-	3,825
Intangible assets subject to amortization, net	-	-	1,920	-	1,920
Intangible assets not subject to amortization	-	2,007	5,622	-	7,629
Goodwill	-	9,879	20,684	-	30,563
Other assets	322	194	1,974	-	2,490

Total assets	$51,037	$37,535	$61,752	$(82,330)	$67,994

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$619	$770	$5,994	$(61)	$7,322
Deferred revenue	-	28	977	(10)	995
Debt due within one year	48	9	9	-	66

Total current liabilities	667	807	6,980	(71)	8,383
Long-term debt	16,046	4,001	52	-	20,099
Due to (from) affiliates	(900)	-	900	-	-
Deferred income taxes	2,642	3,050	2,394	(5,444)	2,642
Deferred revenue	-	36	479	(33)	482
Other noncurrent liabilities	2,678	1,966	3,518	(1,678)	6,484
Equity
Due to (from) Time Warner and subsidiaries	-	(33,497)	6,155	27,342	-
Other shareholders’ equity	29,904	61,172	41,274	(102,446)	29,904

Total Time Warner Inc. shareholders’ equity	29,904	27,675	47,429	(75,104)	29,904
Noncontrolling interests	-	-	-	-	-

Total equity	29,904	27,675	47,429	(75,104)	29,904

Total liabilities and equity	$51,037	$37,535	$61,752	$(82,330)	$67,994

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended March 31, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$-	$1,724	$6,012	$(191)	$7,545
Costs of revenues	-	(826)	(3,503)	169	(4,160)
Selling, general and administrative	(113)	(264)	(1,308)	22	(1,663)
Amortization of intangible assets	-	-	(69)	-	(69)
Restructuring and severance costs	(3)	(14)	(120)	-	(137)
Asset impairments	(6)	-	(32)	-	(38)
Gain on operating assets, net	-	-	454	-	454

Operating income	(122)	620	1,434	-	1,932
Equity in pretax income (loss) of consolidated subsidiaries	2,024	1,071	458	(3,553)	-
Interest expense, net	(232)	(41)	5	2	(266)
Other income (loss), net	(10)	9	(5)	-	(6)

Income before income taxes	1,660	1,659	1,892	(3,551)	1,660
Income tax provision	(368)	(555)	(432)	987	(368)

Net income	1,292	1,104	1,460	(2,564)	1,292
Less Net loss attributable to noncontrolling interests	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$1,292	$1,104	$1,460	$(2,564)	$1,292

Comprehensive income	1,269	1,085	1,410	(2,495)	1,269
Less Comprehensive loss attributable to noncontrolling interests	-	-	-	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$1,269	$1,085	$1,410	$(2,495)	$1,269

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended March 31, 2013

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$-	$1,619	$5,441	$(121)	$6,939
Costs of revenues	-	(762)	(3,085)	97	(3,750)
Selling, general and administrative	(118)	(258)	(1,266)	22	(1,620)
Amortization of intangible assets	-	-	(60)	-	(60)
Restructuring and severance costs	(2)	(11)	(67)	-	(80)
Asset impairments	(7)	-	(20)	-	(27)
Gain on operating assets, net	8	-	-	-	8

Operating income	(119)	588	943	(2)	1,410
Equity in pretax income (loss) of consolidated subsidiaries	1,468	1,024	408	(2,900)	-
Interest expense, net	(224)	(85)	16	3	(290)
Other income (loss), net	11	(3)	10	(2)	16

Income before income taxes	1,136	1,524	1,377	(2,901)	1,136
Income tax provision	(382)	(508)	(471)	979	(382)

Net income	754	1,016	906	(1,922)	754
Less Net loss attributable to noncontrolling interests	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$754	$1,016	$906	$(1,922)	$754

Comprehensive income	683	989	884	(1,873)	683
Less Comprehensive loss attributable to noncontrolling interests	-	-	-	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$683	$989	$884	$(1,873)	$683

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Three Months Ended March 31, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$1,292	$1,104	$1,460	$(2,564)	$1,292
Adjustments for noncash and nonoperating items:
Depreciation and amortization	5	29	192	-	226
Amortization of film and television costs	-	662	1,305	(10)	1,957
Asset impairments	6	-	32	-	38
Gain on investments and other assets, net	5	-	(453)	-	(448)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(2,024)	(1,071)	(458)	3,553	-
Equity in losses of investee companies, net of cash distributions	1	(7)	27	-	21
Equity-based compensation	25	29	37	-	91
Deferred income taxes	(253)	(193)	(268)	461	(253)
Changes in operating assets and liabilities, net of acquisitions	686	1	(463)	(1,444)	(1,220)
Intercompany	-	862	(862)	-	-

Cash provided by operations	(257)	1,416	549	(4)	1,704

INVESTING ACTIVITIES
Investments in available-for-sale securities	(5)	-	(18)	-	(23)
Investments and acquisitions, net of cash acquired	(5)	-	(113)	-	(118)
Capital expenditures	(5)	(13)	(81)	-	(99)
Investment proceeds from available-for-sale securities	-	-	-	-	-
Advances to (from) parent and consolidated subsidiaries	2,861	4,658	-	(7,519)	-
Other investment proceeds	-	46	1,271	(9)	1,308

Cash provided (used) by investing activities	2,846	4,691	1,059	(7,528)	1,068

FINANCING ACTIVITIES
Borrowings	125	-	4	-	129
Debt repayments	-	-	(5)	-	(5)
Proceeds from exercise of stock options	116	-	-	-	116
Excess tax benefit from equity instruments	64	-	-	-	64
Principal payments on capital leases	-	(3)	-	-	(3)
Repurchases of common stock	(991)	-	-	-	(991)
Dividends paid	(287)	-	-	-	(287)
Other financing activities	21	(31)	(114)	13	(111)
Change in due to/from parent and investment in segment	-	(6,061)	(1,458)	7,519	-

Cash used by financing activities	(952)	(6,095)	(1,573)	7,532	(1,088)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,637	12	35	-	1,684
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,039	148	675	-	1,862

CASH AND EQUIVALENTS AT END OF PERIOD	$2,676	$160	$710	$-	$3,546

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Three Months Ended March 31, 2013

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$754	$1,016	$906	$(1,922)	$754
Adjustments for noncash and nonoperating items:
Depreciation and amortization	7	32	178	-	217
Amortization of film and television costs	-	622	1,176	(6)	1,792
Asset impairments	7	-	20	-	27
Gain on investments and other assets, net	(10)	1	(60)	-	(69)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(1,468)	(1,024)	(408)	2,900	-
Equity in losses of investee companies, net of cash distributions	-	2	75	-	77
Equity-based compensation	30	27	49	-	106
Deferred income taxes	400	319	133	(452)	400
Changes in operating assets and liabilities, net of acquisitions	(278)	(623)	(1,151)	(523)	(2,575)
Intercompany	-	493	(493)	-	-

Cash provided by operations	(558)	865	425	(3)	729

INVESTING ACTIVITIES
Investments in available-for-sale securities	(1)	-	(14)	-	(15)
Investments and acquisitions, net of cash acquired	(1)	-	(61)	-	(62)
Capital expenditures	(4)	(13)	(68)	-	(85)
Investment proceeds from available-for-sale securities	8	-	25	-	33
Advances to (from) parent and consolidated subsidiaries	765	162	-	(927)	-
Other investment proceeds	15	17	104	(16)	120

Cash provided (used) by investing activities	782	166	(14)	(943)	(9)

FINANCING ACTIVITIES
Borrowings	-	-	6	-	6
Debt repayments	-	(432)	(6)	-	(438)
Proceeds from exercise of stock options	339	-	-	-	339
Excess tax benefit from equity instruments	84	-	-	-	84
Principal payments on capital leases	-	(2)	-	-	(2)
Repurchases of common stock	(672)	-	-	-	(672)
Dividends paid	(273)	-	-	-	(273)
Other financing activities	4	(10)	(121)	15	(112)
Change in due to/from parent and investment in segment	-	(609)	(322)	931	-

Cash used by financing activities	(518)	(1,053)	(443)	946	(1,068)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(294)	(22)	(32)	-	(348)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,861	295	685	-	2,841

CASH AND EQUIVALENTS AT END OF PERIOD	$1,567	$273	$653	$-	$2,493

Part II. Other Information

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2014.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2014 - January 31, 2014	3,710,845	$65.29	3,710,845	$4,757,731,702
February 1, 2014 - February 28, 2014	5,224,152	$64.62	5,224,152	$4,420,154,120
March 1, 2014 - March 31, 2014	6,292,978	$66.72	6,292,978	$4,000,309,775

Total	15,227,975	$65.65	15,227,975	$4,000,309,775

(1)	These amounts do not give effect to any fees, commissions or other costs associated with the share repurchases.
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

TIME WARNER INC. (Registrant)

Date: April 30, 2014	/s/ Howard M. Averill
Name: Howard M. Averill
Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

10.1

Amendment No. 2 to the Time Warner Excess Benefit Pension Plan (as amended through July 28, 2010) approved by the Registrant’s Board of Directors in February 2014 and effective as of the date of completion of the legal and structural separation of Time Inc. from the Registrant.+

10.2

Amended and Restated Employment Agreement made April 14, 2014, effective as of January 1, 2014, between the Registrant and Gary Ginsberg (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 14, 2014).+

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. †

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at March 31, 2014 and December 31, 2013, (ii) Consolidated Statement of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013, (v) Consolidated Statement of Equity for the three months ended March 31, 2014 and 2013, (vi) Notes to Consolidated Financial Statements and (vii) Supplementary Information – Condensed Consolidating Financial Statements.

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