Form 10-Q
period 2014-06-30
TIME WARNER INC.
filed 2014-08-06
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2014 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________________ to ______________________

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of July 29, 2014
Common Stock – $.01 par value	854,835,611

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2014. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2014 and cash flows for the six months ended June 30, 2014.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

Separation of Time Inc.

On June 6, 2014, the Company completed the legal and structural separation of the Company’s Time Inc. segment from the Company (the “Time Separation”). With the completion of the Time Separation, the Company disposed of the Time Inc. segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in the Company’s consolidated financial statements. Accordingly, the Company has recast its financial information to present the financial condition and results of operations of its former Time Inc. segment as discontinued operations in the accompanying consolidated financial statements for all periods presented. See Note 1, “Description of Business and Basis of Presentation,” to the accompanying consolidated financial statements. In connection with the Time Separation, the Company received $1.4 billion from Time Inc. consisting of proceeds from Time Inc.’s acquisition of the IPC publishing business in the U.K. from a wholly-owned subsidiary of Time Warner and a special dividend.

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, CNN, HBO, Cinemax, Warner Bros. and New Line Cinema. During the six months ended June 30, 2014, the Company generated Revenues of $13.591 billion (up 6% from $12.815 billion in 2013), Operating Income of $3.615 billion (up 29% from $2.806 billion in 2013), Income from continuing operations of $2.208 billion (up 51% from $1.462 billion in 2013), Net Income attributable to Time Warner shareholders of $2.142 billion (up 40% from $1.525 billion in 2013) and Cash provided by operations from continuing operations of $2.057 billion (up 35% from $1.525 billion in 2013).

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Turner, Home Box Office and Warner Bros. For additional information regarding Time Warner’s segments, refer to Note 13, “Segment Information,” to the accompanying consolidated financial statements.

Turner.  Time Warner’s Turner segment consists of businesses managed by Turner Broadcasting System, Inc. (“Turner”). During the six months ended June 30, 2014, the Turner segment recorded Revenues of $5.343 billion (39% of the Company’s total Revenues) and Operating Income of $1.829 billion.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Turner operates domestic and international television networks, including such recognized brands as TNT, TBS, truTV, CNN, Cartoon Network and Adult Swim, which are among the leaders in advertising-supported television networks. The Turner networks generate revenues principally from providing programming to affiliates that have contracted to receive and distribute this programming to subscribers and from the sale of advertising. In addition, Turner provides online and mobile offerings for on-demand viewing of programs on its networks and live streaming of its networks to authenticated subscribers. Turner also manages and operates various digital media properties that primarily consist of websites, including CNN.com, CNNMoney.com, BleacherReport.com, NBA.com, NCAA.com and cartoonnetwork.com, that generate revenues principally from the sale of advertising and sponsorships.

Home Box Office.  Time Warner’s Home Box Office segment consists of businesses managed by Home Box Office, Inc. (“Home Box Office”). During the six months ended June 30, 2014, the Home Box Office segment recorded Revenues of $2.756 billion (20% of the Company’s total Revenues) and Operating Income of $1.012 billion.

Home Box Office operates the HBO and Cinemax multi-channel premium pay television services, with the HBO service ranking as the most widely distributed multi-channel premium pay television service. HBO- and Cinemax-branded premium pay and basic tier television services are distributed in more than 60 countries across Latin America, Asia and Europe. HBO and Cinemax domestic premium pay television subscribers have access to the authenticated HBO GO and MAX GO streaming services, respectively, on various mobile devices and other online platforms, and an authenticated HBO GO streaming service is available to international premium pay television subscribers of HBO in a number of countries. Home Box Office generates revenues principally from providing programming to domestic affiliates that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. Home Box Office’s agreements with domestic affiliates are typically long-term arrangements that provide for annual service fee increases and marketing support. While fees are generally based on the number of subscribers served by the affiliates, the relationship between subscriber totals and the amount of revenue earned varies between affiliates depending on the specific terms of the applicable agreement, which may include basic and/or pay television subscriber thresholds, volume discounts and other performance-based discounts. Marketing and promotional activities intended to retain existing subscribers and acquire new subscribers may also impact revenue earned. Home Box Office also derives subscription revenues from the distribution by international affiliates of country-specific HBO and Cinemax premium pay and basic tier television services to their local subscribers. Additional sources of revenues for Home Box Office are the home entertainment sales of its original programming, including Game of Thrones, True Blood and Boardwalk Empire, via DVDs, Blu-ray Discs and electronic sell-through (“EST”) and the licensing of its original programming primarily to international television networks and the Amazon Prime Instant Video subscription video-on-demand (“SVOD”) service (the “Amazon SVOD Service”).

Warner Bros.  Time Warner’s Warner Bros. segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute feature films, television shows and videogames. During the six months ended June 30, 2014, the Warner Bros. segment recorded Revenues of $5.936 billion (41% of the Company’s total Revenues) and Operating Income of $603 million.

The Warner Bros. segment’s theatrical product revenues are generated principally through rental fees from theatrical exhibition of feature films, including the following recently released films: 300: Rise of An Empire, Edge of Tomorrow, Godzilla, The Hobbit: The Desolation of Smaug, and The LEGO Movie, and subsequently through licensing fees received from the distribution of films on television broadcast and cable networks, premium pay television and SVOD services. Television product revenues are generated principally from the licensing of programs to television broadcast and cable networks, premium pay television and SVOD services. The segment also generates revenues for both its theatrical and television product through home video distribution on DVD and Blu-ray Discs and in various digital formats (e.g., EST and video-on-demand). In addition, the segment generates revenues through the development and distribution of videogames.

Warner Bros. continues to be an industry leader in the television content business. Domestically, for the 2014-2015 season, Warner Bros. expects to produce 60 series, including (i) at least two series for each of the five broadcast networks (including 2 Broke Girls, Arrow, The Bachelor, The Big Bang Theory, The Following, Gotham, The Mentalist, The Middle, Mike & Molly, Mom, Person of Interest, Two and a Half Men, Vampire Diaries and The Voice), (ii) original series for cable television networks (including Longmire, Major Crimes, Pretty Little Liars, Rizzoli & Isles and Sullivan & Son), (iii) series for first-run syndication (including The Ellen DeGeneres Show, Extra and TMZ) and (iv) animated series for cable television networks. Warner Bros. also licenses many of these series internationally. In addition, in 16 countries

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

across Europe, South America, Australia and New Zealand, Warner Bros. operates a group of local television production companies that focus on developing non-scripted programs and formats that can be sold internationally and adapted for sale in the U.S. Warner Bros. also creates locally-produced versions of programs owned by the studio as well as original local television programming for international territories.

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

Recent Developments

Restructuring Activities

The Company plans to undertake restructuring activities to streamline its operations and reallocate resources to the Company’s strategic priorities. The restructuring plans are being developed and as such the Company is not able to estimate the charges that it will incur. However, the restructuring charges will likely be material and incurred during the second half of 2014. Additionally, the Company will be evaluating whether to dispose of certain licensed programming in connection with these restructuring activities. To the extent the Company decides to dispose of licensed programming, the Company will likely incur material impairment charges or termination fees.

2014 Debt Offering

On May 20, 2014, Time Warner issued $2.0 billion aggregate principal amount of debt securities in a public offering. See “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements” for more information.

Venezuela Currency

Certain of the Company’s divisions conduct business in Venezuela. As of June 30, 2014, the Company has $139 million of net Venezuelan Bolivares Fuertes (“VEF”) denominated consolidated monetary assets, primarily consisting of cash and accounts receivable, which have been remeasured at the official exchange rate as published by the Central Bank of Venezuela of 6.3 VEF to each U.S. Dollar. However, because of Venezuelan government-imposed restrictions on the exchange of foreign currency in Venezuela, the Company has not been able to convert VEF earned in Venezuela into U.S. Dollars at the official government rate.

In March of 2013, the Venezuelan government announced the creation of a new foreign currency exchange system called the Complimentary System of Foreign Currency Acquirement (“SICAD”), a complementary currency auction system it created for purchases of U.S. Dollars by certain eligible importers and tourists. In December 2013, the Venezuelan government published the SICAD rate for the first time and issued Exchange Agreement No. 24, which clarified that SICAD could be used only by companies operating in the oil and gas industry for certain transactions and for gold purchases conducted by the Central Bank of Venezuela. In January 2014, the government expanded the use of SICAD and announced that it would increase the amount of U.S. Dollars available to buyers to $220 million per week from $100 million. In addition, through Exchange Agreement No. 25, the government noted that it would expand the use of the SICAD auction rate for certain other types of transactions that were previously limited to the official rate. For the period that includes June 30, 2014, the published SICAD exchange rate was 10.6 VEF for each U.S. Dollar. Based on the published SICAD requirements, the Company does not believe it is eligible to access the SICAD exchange. If the Company had used the published SICAD exchange rate as of June 30, 2014 to remeasure its VEF-denominated consolidated monetary assets, the Company would have recognized foreign exchange losses of approximately $56 million, on a pretax basis, in its Consolidated Statement of Operations.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

On March 24, 2014, the Venezuelan government introduced a new currency exchange system referred to as SICAD 2, which is regulated by the Central Bank of Venezuela. The Company does not believe it is eligible to access the SICAD 2 exchange due to the requirements regarding an entity’s legal structure that must be met for an entity to participate in the exchange. During the three months ended June 30, 2014, the published average daily rate was 50.0 VEF for each U.S. Dollar. Given the status of its eligibility to access the SICAD and SICAD 2 exchanges, the Company continues to use the official exchange rate for its remeasurement rate as of June 30, 2014. If the Company is able to utilize the SICAD 2 exchange system to regularly access U.S. Dollars in future periods, the SICAD 2 rate may be used as its remeasurement rate. If the Company had used the published SICAD 2 exchange rate as of June 30, 2014 to remeasure its VEF-denominated consolidated monetary assets, the Company would have recognized foreign exchange losses of approximately $121 million, on a pretax basis, in its Consolidated Statement of Operations.

Central European Media Enterprises Ltd.

During the second quarter of 2014, Time Warner and Central European Media Enterprises Ltd. (“CME”) completed a series of related financing transactions.

On May 2, 2014, pursuant to a rights offering by CME, Time Warner acquired approximately 2.8 million units, each consisting of $100 principal amount of 15% senior secured notes due 2017 and 21 unit warrants, with each unit warrant entitling the Company to purchase one share of CME Class A common stock. In addition, Time Warner acquired 581,533 units in a private offering, and CME issued warrants to Time Warner to purchase an additional 30 million shares of Class A common stock. The warrants issued to Time Warner, including the unit warrants in connection with the rights offering and the private offering, have a four-year term and an exercise price of $1.00 per share, do not contain any voting rights and are not exercisable until the second anniversary of their issuance. The warrants are subject to a limited right whereby the Company can exercise any of its warrants earlier solely to own up to 49.9% of CME’s Class A common stock.

Additionally, Time Warner provided CME with a $115 million revolving credit facility and a $30 million term loan that mature on December 1, 2017. Amounts outstanding under the revolving credit facility will bear interest at a rate per annum based on LIBOR (subject to a minimum rate of 1.00%) plus 14%. CME can pay accrued interest for an applicable quarterly interest period either fully in cash or by adding such amount to the outstanding principal amount of the revolving credit facility. The revolving credit facility also contains a commitment fee on the average daily unused amount under the facility of 0.50% per annum. As of June 30, 2014, no amounts have been drawn under the revolving credit facility. The $30 million term loan bears interest at a rate of 15.0% per annum, paid semi-annually either fully in cash or by adding such amount to the principal amount of the loan.

These transactions did not change the Company’s approximate 49% voting interest, but resulted in the Company holding an approximate 75% economic interest in CME on a diluted basis. The Company accounts for its investment in CME’s Class A common stock and Series A convertible preferred stock under the equity method of accounting. The Company accounts for its investment in CME’s Series B convertible redeemable preferred shares under the cost method of accounting. The warrants issued to Time Warner are recorded at fair value in the Consolidated Balance Sheet.

Eyeworks

On June 2, 2014, Warner Bros. acquired the operations outside the U.S. of Eyeworks Group, a television production and distribution company, which are located in 15 countries across Europe, South America, Australia and New Zealand, for approximately $267 million, net of cash acquired (the “Eyeworks Acquisition”). The Eyeworks Acquisition did not significantly impact the Company’s consolidated financial results for the three and six months ended June 30, 2014.

Sale and Leaseback of Time Warner Center

On January 16, 2014, Time Warner sold the space it owned in Time Warner Center for approximately $1.3 billion and agreed to lease space in Time Warner Center from the buyer until early 2019. In connection with these transactions, the Company recognized a pretax gain of $441 million and a tax benefit of $58 million in the first quarter of 2014. Additionally, a pretax gain of approximately $325 million has been deferred and is being recognized ratably over the lease period. The Company also reached a preliminary agreement relating to the move of its Corporate headquarters and its New York City-based employees to the Hudson Yards development on the west side of Manhattan, which remains subject to

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

further negotiation and execution of final agreements. Assuming final agreements are reached, the Company expects to invest approximately $1.3 billion in the Hudson Yards development project over the next several years.

RESULTS OF OPERATIONS

Changes in Basis of Presentation

As discussed more fully in Note 1, “Description of Business and Basis of Presentation,” to the accompanying consolidated financial statements, the 2013 financial information has been recast so that the basis of presentation is consistent with that of the 2014 financial information. This recast reflects the financial condition and results of operations of the Company’s former Time Inc. segment as discontinued operations for all periods presented.

Recent Accounting Guidance

See Note 1, “Description of Business and Basis of Presentation,” to the accompanying consolidated financial statements for a discussion of recent accounting guidance.

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by transactions and certain other items in each period as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13
		(recast)		(recast)

Asset impairments	$(14)	$(3)	$(26)	$(30)
Gain on operating assets, net	2	9	456	17
Other	(39)	(7)	(59)	(18)

Impact on Operating Income	(51)	(1)	371	(31)

Investment gains (losses), net	26	(16)	21	55
Amounts related to the separation of Time Warner Cable Inc.	-	1	(1)	6
Amounts related to the disposition of Warner Music Group	-	1	(1)	-
Items affecting comparability relating to equity method investments	(20)	(12)	(20)	(12)

Pretax impact	(45)	(27)	370	18
Income tax impact of above items	12	5	77	(17)

Impact of items affecting comparability on income from continuing operations attributable to Time Warner Inc. shareholders	$(33)	$(22)	$447	$1

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $17 million and $43 million for the three and six months ended June 30, 2014, respectively, and $49 million and $76 million for the three and six months ended June 30, 2013. For further discussion of Restructuring and severance costs, see “Consolidated Results” and “Business Segment Results.”

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Asset Impairments

During the three months ended June 30, 2014, the Company recognized asset impairments of $10 million at the Turner segment related to various miscellaneous assets and $4 million at the Home Box Office segment related to the noncash impairment of an international tradename. For the six months ended June 30, 2014, the Company recognized additional asset impairments of $1 million at the Turner segment related to miscellaneous assets and $5 million and $6 million at the Warner Bros. segment and Corporate, respectively, related to certain internally developed software.

During the three months ended June 30, 2013, the Company recognized miscellaneous asset impairments of $3 million at the Warner Bros. segment. During the six months ended June 30, 2013, the Company recognized asset impairments of $18 million at the Turner segment consisting of $12 million related to certain international intangible assets and $6 million related to programming assets resulting from Turner’s decision in the first quarter of 2013 to shut down certain of its entertainment networks in Spain, $5 million at the Warner Bros. segment related to miscellaneous assets and $7 million at Corporate related to certain internally developed software.

Gain on Operating Assets, Net

For the three months ended June 30, 2014, the Company recognized a $2 million gain at the Turner segment, primarily related to the sale of a building in South America. For the six months ended June 30, 2014, the Company also recognized a $13 million gain at the Turner segment related to the sale of Zite, Inc. (“Zite”), a news content aggregation and recommendation platform, and a $441 million gain at Corporate in connection with the sale and leaseback of the Company’s space in Time Warner Center.

For the three and six months ended June 30, 2013, the Company recognized a $9 million gain at the Home Box Office segment as a result of the Company’s acquisition of Home Box Office’s former partner’s interest in HBO Nordic. For the six months ended June 30, 2013, the Company also recognized an $8 million gain at Corporate on the disposal of certain corporate assets.

Other

Other reflects external costs related to mergers, acquisitions or dispositions of $39 million and $59 million for the three and six months ended June 30, 2014, respectively, and $7 million and $18 million for the three and six months ended June 30, 2013, respectively. External costs related to mergers, acquisitions or dispositions for the three and six months ended June 30, 2014 consisted of $3 million and $10 million, respectively, at the Turner segment primarily related to exit costs in connection with the shutdown of CNN Latino, a Spanish-language news broadcast programming block, $2 million and $8 million, respectively, at the Warner Bros. segment primarily related to the Eyeworks Acquisition and $34 million and $41 million, respectively, at Corporate related to the Time Separation. External costs related to mergers, acquisitions or dispositions for the three and six months ended June 30, 2013 consisted of $7 million and $16 million, respectively, at Corporate related to the Time Separation and, for the six months ended June 30, 2013, $2 million at the Turner segment related to the shutdown of certain of Turner’s entertainment networks in Spain.

External costs related to mergers, acquisitions or dispositions are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Investment Gains (Losses), Net

For the three and six months ended June 30, 2014, the Company recognized $26 million and $21 million, respectively, of net miscellaneous investment gains. For the three months ended June 30, 2013, the Company recognized $16 million of net miscellaneous investment losses. For the six months ended June 30, 2013, the Company recognized $55 million of net miscellaneous investment gains consisting of a $65 million gain on the sale of the Company’s investment in a theater venture in Japan, which included a $10 million gain related to a foreign currency contract, and $10 million of net miscellaneous investment losses.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Amounts Related to the Separation of Time Warner Cable Inc.

The Company recognized other expense of $1 million for the six months ended June 30, 2014 and other income of $1 million and $6 million for the three and six months ended June 30, 2013, respectively, related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by Time Warner Cable Inc. (“TWC”) employees, which has been reflected in Other income (loss), net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Disposition of Warner Music Group

The Company recognized other expense of $1 million for the six months ended June 30, 2014 and a gain of $1 million for the three months ended June 30, 2013 primarily related to a tax indemnification obligation associated with the disposition of Warner Music Group (“WMG”) in 2004. These amounts have been reflected in Other income (loss), net in the accompanying Consolidated Statement of Operations.

Items Affecting Comparability Relating to Equity Method Investments

For both the three and six months ended June 30, 2014, the Company recognized $12 million as its share of a loss on the extinguishment of debt recorded by an equity method investee and $8 million as its share of discontinued operations recorded by an equity method investee. For both the three and six months ended June 30, 2013, the Company recognized $12 million as its share of a loss on the extinguishment of debt recorded by an equity method investee. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

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

Revenues.  The components of Revenues are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/14	6/30/13	% Change	6/30/14	6/30/13	% Change
		(recast)			(recast)

Subscription	$2,489	$2,296	8%	$4,955	$4,598	8%
Advertising	1,256	1,265	(1%)	2,380	2,343	2%
Content	2,904	2,900	-	5,953	5,614	6%
Other	139	147	(5%)	303	260	17%

Total revenues	$6,788	$6,608	3%	$13,591	$12,815	6%

For the three and six months ended June 30, 2014, the increase in Subscription revenues was primarily related to increases at the Turner and Home Box Office segments. Advertising revenues for the six months ended June 30, 2014 increased primarily due to an increase at the Turner segment. Content revenues for the three months ended June 30, 2014 were essentially flat as increases at the Home Box Office and Turner segments were mostly offset by a decline at the Warner Bros. segment. The increase in Content revenues for the six months ended June 30, 2014 was due primarily to an increase at the Warner Bros. and Home Box Office segments, partially offset by a decline at the Turner segment. The increase in Other revenues for the six months ended June 30, 2014 was primarily related to an increase at the Warner Bros. segment.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  For the three months ended June 30, 2014, Costs of revenues increased to $3.925 billion from $3.908 billion for the three months ended June 30, 2013 reflecting increases at the Turner and Home Box Office segments, partially offset by a decline at the Warner Bros. segment. For the six months ended June 30, 2014, Costs of revenues increased to $7.776 billion from $7.350 billion for the six months ended June 30, 2013 reflecting increases at the Warner Bros., Turner and Home Box Office segments. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses.  For the three months ended June 30, 2014, Selling, general and administrative expenses remained essentially flat and were $1.217 billion as compared to $1.219 billion for the three months ended June 30, 2013, primarily reflecting decreases at the Turner and Warner Bros. segments, offset by increases at the Home Box Office segment and Corporate. For the six months ended June 30, 2014, Selling, general and administrative expenses increased 1% to $2.487 billion from $2.469 billion for the six months ended June 30, 2013 primarily related to increases at the Home Box Office segment and Corporate, partially offset by decreases at the Turner and Warner Bros. segments. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $135 million and $268 million for the three and six months ended June 30, 2014, respectively, and $137 million and $272 million for the three and six months ended June 30, 2013, respectively.

Amortization Expense.  Amortization expense was $50 million and $100 million for the three and six months ended June 30, 2014, respectively, and $51 million and $101 million for the three and six months ended June 30, 2013, respectively.

Restructuring and Severance Costs.  For the three and six months ended June 30, 2014 and 2013, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs are as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13
		(recast)		(recast)

Turner	$12	$20	$24	$34
Home Box Office	1	4	9	12
Warner Bros.	3	28	5	31
Corporate	1	(3)	5	(1)

Total restructuring and severance costs	$17	$49	$43	$76

Operating Income.  Operating Income increased to $1.567 billion for the three months ended June 30, 2014 from $1.387 billion for the three months ended June 30, 2013. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $51 million and $1 million of expense for the three months ended June 30, 2014 and 2013, respectively, Operating Income increased $230 million, reflecting increases at the Warner Bros., Home Box Office and Turner segments.

Operating Income increased to $3.615 billion for the six months ended June 30, 2014 from $2.806 billion for the six months ended June 30, 2013. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $371 million of income and $31 million of expense for the six months ended June 30, 2014 and 2013, respectively, Operating Income increased $407 million, reflecting increases at the Warner Bros., Home Box Office and Turner segments. The Company expects the Operating income growth rate in the second half of 2014 will be lower than the growth rate in the first half of 2014 mainly due to the timing of programming and marketing expenses at the Turner and Home Box Office segments as well as difficult comparisons related to theatrical releases in 2013 at the Warner Bros. segment.

The segment variations are discussed under “Business Segment Results.”

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Interest Expense, Net.  For the three months ended June 30, 2014, Interest expense, net decreased to $296 million from $300 million for the three months ended June 30, 2013 reflecting higher interest income of $13 million mainly due to noncash interest income related to the investments in CME made in 2014. For the six months ended June 30, 2014, Interest expense, net decreased to $561 million from $589 million for the six months ended June 30, 2013 reflecting higher interest income of $49 million mainly due to the recognition of interest income on a note receivable that was collected in March 2014 and noncash interest income related to the recent investments in CME.

Other Income (Loss), Net.  Other income (loss), net detail is shown in the table below (millions):

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13
		(recast)		(recast)

Investment gains (losses), net	$26	$(16)	$21	$55
Amounts related to the separation of TWC	-	1	(1)	6
Amounts related to the disposition of WMG	-	1	(1)	-
Loss from equity method investees	(21)	(32)	(20)	(91)
Other	1	(10)	(4)	(10)

Other income (loss), net	$6	$(56)	$(5)	$(40)

Investment gains (losses), net and amounts related to the separation of TWC and the disposition of WMG are discussed under “Transactions and Other Items Affecting Comparability.” The remaining change in Other income (loss), net was primarily related to lower net losses from equity method investees.

Income Tax Provision.  Income tax provision increased to $434 million and $841 million for the three and six months ended June 30, 2014, respectively, from $333 million and $715 million for the three and six months ended June 30, 2013, respectively. The Company’s effective tax rate was 34% and 28% for the three and six months ended June 30, 2014, respectively, compared to 32% and 33% for the three and six months ended June 30, 2013, respectively. The increase in the effective tax rate for the three months ended June 30, 2014 was primarily due to a decrease in tax reserves in the prior year. The decrease in the effective tax rate for the six months ended June 30, 2014 was primarily due to the expected utilization of tax attribute carryovers.

Income from Continuing Operations.  Income from continuing operations was $843 million and $698 million for the three months ended June 30, 2014 and 2013, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $33 million and $22 million of expense for the three months ended June 30, 2014 and 2013, respectively, income from continuing operations increased $156 million, primarily reflecting higher Operating Income. Basic and Diluted income from continuing operations per common share attributable to Time Warner Inc. common shareholders were $0.96 and $0.94, respectively, for the three months ended June 30, 2014 and were $0.75 and $0.73, respectively, for the three months ended June 30, 2013.

Income from continuing operations was $2.208 billion and $1.462 billion for the six months ended June 30, 2014 and 2013, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $447 million and $1 million of income for the six months ended June 30, 2014 and 2013, respectively, Income from continuing operations increased $300 million, primarily reflecting higher Operating Income. Basic and Diluted income from continuing operations per common share attributable to Time Warner Inc. common shareholders were $2.49 and $2.45, respectively, for the six months ended June 30, 2014 and were $1.56 and $1.53, respectively, for the six months ended June 30, 2013.

Discontinued Operations, Net of Tax.  For the three and six months ended June 30, 2014, Discontinued operations, net of tax was income of $7 million and a loss of $66 million, respectively, compared to income of $73 million and $63 million for the three and six months ended June 30, 2013, respectively.

For the three months ended June 30, 2014, Basic and Diluted income from discontinued operations per common share attributable to Time Warner Inc. common shareholders were both $0.01. For the six months ended June 30, 2014, Basic

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

and Diluted loss from discontinued operations per common share attributable to Time Warner Inc. common shareholders were $0.07 and $0.08, respectively. For the three months ended June 30, 2013, Basic and Diluted income from discontinued operations per common share attributable to Time Warner Inc. common shareholders were both $0.08. For the six months ended June 30, 2013, Basic and Diluted income from discontinued operations per common share attributable to Time Warner Inc. common shareholders were both $0.07.

Net Income Attributable to Time Warner Inc. Shareholders.  Net income attributable to Time Warner Inc. shareholders was $850 million and $771 million for the three months ended June 30, 2014 and 2013, respectively, and $2.142 billion and $1.525 billion for the six months ended June 30, 2014 and 2013, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $0.97 and $0.95, respectively, for the three months ended June 30, 2014 and were $0.83 and $0.81, respectively, for the three months ended June 30, 2013. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $2.42 and $2.37, respectively, for the six months ended June 30, 2014 and were $1.63 and $1.60, respectively, for the six months ended June 30, 2013.

Business Segment Results

Turner.  Revenues and Operating Income of the Turner segment for the three and six months ended June 30, 2014 and 2013 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/14	6/30/13	% Change	6/30/14	6/30/13	% Change

Revenues:
Subscription	$1,323	$1,224	8%	$2,632	$2,448	8%
Advertising	1,284	1,271	1%	2,421	2,357	3%
Content	89	81	10%	185	194	(5%)
Other	54	51	6%	105	98	7%

Total revenues	2,750	2,627	5%	5,343	5,097	5%
Costs of revenues(a)	(1,342)	(1,273)	5%	(2,546)	(2,383)	7%
Selling, general and administrative(a)	(403)	(456)	(12%)	(834)	(870)	(4%)
Gain on operating assets	2	-	NM	15	-	NM
Asset impairments	(10)	-	NM	(11)	(18)	(39%)
Restructuring and severance costs	(12)	(20)	(40%)	(24)	(34)	(29%)
Depreciation	(52)	(58)	(10%)	(106)	(116)	(9%)
Amortization	(4)	(5)	(20%)	(8)	(10)	(20%)

Operating Income	$929	$815	14%	$1,829	$1,666	10%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues for the three and six months ended June 30, 2014 was primarily due to higher domestic rates.

The increase in Advertising revenues for the three and six months ended June 30, 2014 reflected domestic growth of $6 million and $53 million, respectively, driven by an increase at Turner’s domestic entertainment networks mainly due to the 2014 National Collegiate Athletic Association Division I Men’s Basketball Championship tournament (the “NCAA Tournament”), including the airing of additional games, and higher pricing. The increase in Advertising revenues for the three and six months ended June 30, 2014 was partially offset by lower audience delivery and demand.

Content revenues increased for the three months ended June 30, 2014 primarily due to the timing of SVOD availabilities. Content revenues decreased for the six months ended June 30, 2014 primarily related to lower licensing and merchandising sales.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Turner segment are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/14	6/30/13	% Change	6/30/14	6/30/13	% Change

Programming costs:
Originals and sports	$905	$854	6%	$1,682	$1,555	8%
Acquired films and syndicated series	226	221	2%	457	443	3%

Total programming costs	1,131	1,075	5%	2,139	1,998	7%
Other direct operating costs	211	198	7%	407	385	6%

Costs of revenues(a)	$1,342	$1,273	5%	$2,546	$2,383	7%

(a)	Costs of revenues exclude depreciation.

The increase in Costs of revenues for the three and six months ended June 30, 2014 was primarily due to higher originals and sports programming costs, mainly due to higher costs related to the NCAA Tournament.

For the three and six months ended June 30, 2014, Selling, general and administrative expenses decreased mainly due to lower marketing expenses of $22 million and $13 million, respectively. In addition, the decline for the periods reflects the reversal of a $20 million accrued contingency.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the three months ended June 30, 2014 included a $2 million gain on the sale of a building in South America, a $10 million charge related to miscellaneous asset impairments and a $3 million charge primarily related to exit costs for shutdowns of several small operations. In addition, the six months ended June 30, 2014 included a $13 million gain on operating assets related to the sale of Zite, a $7 million charge primarily related to exit costs for the shutdown of CNN Latino and a $1 million charge related to miscellaneous asset impairments. The results for the six months ended June 30, 2013 included a $12 million charge related to the impairment of certain Turner international intangible assets and an $8 million charge related to Turner’s decision in the first quarter of 2013 to shut down certain of its entertainment networks in Spain. This charge consisted of a $6 million impairment related to programming assets and a $2 million charge related to exit costs.

The increase in Operating Income for the three and six months ended June 30, 2014, was primarily due to higher Revenues and lower Selling, general and administrative expenses, partially offset by higher Costs of revenues.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Home Box Office.  Revenues and Operating Income of the Home Box Office segment for the three and six months ended June 30, 2014 and 2013 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/14	6/30/13	% Change	6/30/14	6/30/13	% Change

Revenues:
Subscription	$1,141	$1,040	10%	$2,271	$2,085	9%
Content	274	176	56%	481	359	34%
Other	2	-	NM	4	-	NM

Total revenues	1,417	1,216	17%	2,756	2,444	13%
Costs of revenues(a)	(658)	(579)	14%	(1,314)	(1,185)	11%
Selling, general and administrative(a)	(184)	(160)	15%	(370)	(335)	10%
Gain on operating assets	-	9	NM	-	9	NM
Asset impairments	(4)	-	NM	(4)	-	NM
Restructuring and severance costs	(1)	(4)	(75%)	(9)	(12)	(25%)
Depreciation	(19)	(21)	(10%)	(40)	(41)	(2%)
Amortization	(3)	(2)	50%	(7)	(4)	75%

Operating Income	$548	$459	19%	$1,012	$876	16%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues for the three and six months ended June 30, 2014 was primarily due to higher domestic subscription revenues of $53 million and $94 million, respectively, driven primarily by higher contractual rates, as well as the 2013 consolidation of HBO Asia and HBO South Asia (collectively, “HBO Asia”) and HBO Nordic, which contributed $48 million and $93 million, respectively.

The increase in Content revenues for the three and six months ended June 30, 2014 was primarily due to the licensing of select original programming to the Amazon SVOD Service.

The components of Costs of revenues for the Home Box Office segment are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/14	6/30/13	% Change	6/30/14	6/30/13	% Change

Programming costs:
Originals and sports	$260	$215	21%	$478	$436	10%
Acquired films and syndicated series	239	235	2%	489	449	9%

Total programming costs	499	450	11%	967	885	9%
Other direct operating costs	159	129	23%	347	300	16%

Costs of revenues(a)	$658	$579	14%	$1,314	$1,185	11%

(a)	Costs of revenues exclude depreciation.

The increase in Costs of revenues for the three and six months ended June 30, 2014 reflected higher programming and other direct operating costs. The increase in programming costs was primarily due to higher Originals and sports programming costs, reflecting higher costs for original series, as well as higher Acquired films and syndicated series programming costs, reflecting the consolidation of HBO Asia and HBO Nordic. The increase in other direct operating costs was mainly due to the absence of a $31 million adjustment to a receivable allowance recorded in 2013.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the three and six months ended June 30, 2014, Selling, general and administrative expenses increased mainly due to the consolidation of HBO Asia and HBO Nordic, which contributed $13 million and $26 million, respectively, of expenses. In addition, domestic marketing expenses increased $8 million for both the three and six months ended June 30, 2014.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the three months ended June 30, 2014 included a $4 million noncash impairment of an international tradename. The results for the three months ended June 30, 2013 included a $9 million gain that was recognized as a result of the Company’s acquisition of Home Box Office’s former partner’s interest in HBO Nordic.

The increase in Operating Income for the three and six months ended June 30, 2014 was primarily due to higher Revenues, partially offset by higher Costs of revenues.

Warner Bros.  Revenues and Operating Income of the Warner Bros. segment for the three and six months ended June 30, 2014 and 2013 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/14	6/30/13	% Change	6/30/14	6/30/13	% Change

Revenues:
Subscription	$33	$32	3%	$67	$65	3%
Advertising	19	18	6%	34	32	6%
Content	2,731	2,795	(2%)	5,634	5,363	5%
Other	87	96	(9%)	201	162	24%

Total revenues	2,870	2,941	(2%)	5,936	5,622	6%
Costs of revenues(a)	(2,098)	(2,177)	(4%)	(4,221)	(4,012)	5%
Selling, general and administrative(a)	(435)	(458)	(5%)	(909)	(943)	(4%)
Asset impairments	-	(3)	NM	(5)	(5)	-
Restructuring and severance costs	(3)	(28)	(89%)	(5)	(31)	(84%)
Depreciation	(57)	(50)	14%	(108)	(100)	8%
Amortization	(43)	(44)	(2%)	(85)	(87)	(2%)

Operating Income	$234	$181	29%	$603	$444	36%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Content revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three and six months ended June 30, 2014 and 2013 are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/14	6/30/13	% Change	6/30/14	6/30/13	% Change

Theatrical product:
Film rentals	$438	$629	(30%)	$993	$953	4%
Home video and electronic delivery	563	444	27%	945	900	5%
Television licensing	441	467	(6%)	844	881	(4%)
Consumer products and other	52	41	27%	109	85	28%

Total theatrical product	1,494	1,581	(6%)	2,891	2,819	3%

Television product:
Television licensing	865	791	9%	1,974	1,766	12%
Home video and electronic delivery	110	147	(25%)	224	296	(24%)
Consumer products and other	77	55	40%	146	127	15%

Total television product	1,052	993	6%	2,344	2,189	7%

Other	185	221	(16%)	399	355	12%

Total Content revenues	$2,731	$2,795	(2%)	$5,634	$5,363	5%

Theatrical product revenues from film rentals decreased for the three months ended June 30, 2014, reflecting lower revenues of $195 million from theatrical films released during the second quarter of 2014 compared to the second quarter of 2013. The Company released 5 and 4 theatrical films during the three months ended June 30, 2014 and 2013, respectively. Theatrical product revenues from film rentals increased for the six months ended June 30, 2014, reflecting higher revenues of $36 million from theatrical films released in the first half of 2014 compared to the first half of 2013. The Company released 9 theatrical films in the first half of both 2014 and 2013.

For the three months ended June 30, 2014, theatrical product revenues from home video and electronic delivery increased due to higher revenues of $216 million from releases during the second quarter of 2014 compared to the second quarter of 2013. There were 6 and 5 home video and electronic delivery releases during the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, theatrical product revenues from home video and electronic delivery increased due to higher revenues of $63 million from releases in the first half of 2014 compared to the first half of 2013. There were 8 and 7 home video and electronic delivery releases during the first half of 2014 and 2013, respectively.

Theatrical product revenues from television licensing decreased for the three and six months ended June 30, 2014 due in part to the timing and mix of availabilities.

Television product revenues from television licensing for the three and six months ended June 30, 2014 increased primarily due to additional series produced.

The decrease in television product revenues from home video and electronic delivery for the three and six months ended June 30, 2014 was primarily due to continued declines in sales of consumer packaged goods.

Other content revenues decreased for the three months ended June 30, 2014 primarily due to lower revenues of $62 million from videogames released during the second quarter of 2014 compared to the second quarter of 2013, offset in part by higher carryover revenues of $32 million from videogames released in prior periods.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The Company released 1 videogame during the three months ended June 30, 2014 and 3 videogames during the three months ended June 30, 2013.

Other content revenues increased for the six months ended June 30, 2014 primarily due to higher carryover revenues of $49 million from videogames released in prior periods offset in part by lower revenues of $17 million from videogames released in the first half of 2014 compared to the first half of 2013. The Company released 3 and 5 videogames in the first half of 2014 and 2013, respectively.

Other revenues increased for the six months ended June 30, 2014 primarily due to an increase in the production of television series on behalf of third parties.

The components of Costs of revenues for the Warner Bros. segment are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/14	6/30/13	% Change	6/30/14	6/30/13	% Change

Film and television production costs	$1,322	$1,369	(3%)	$2,761	$2,594	6%
Print and advertising costs	527	548	(4%)	959	961	-
Other costs, including merchandise and related costs	249	260	(4%)	501	457	10%

Costs of revenues(a)	$2,098	$2,177	(4%)	$4,221	$4,012	5%

(a)	Costs of revenues exclude depreciation.

Included in film and television production costs are production costs related to videogames, as well as theatrical film valuation adjustments resulting from revisions to estimates of ultimate revenue for certain theatrical films. Theatrical film valuation adjustments for the six months ended June 30, 2014 and 2013 were $36 million and $10 million, respectively. There were no film valuation adjustments for the three months ended June 30, 2014 and 2013. The changes in film and television production costs and print and advertising costs for the three and six months ended June 30, 2014 were primarily due to the performance and mix of product released. Other costs, including merchandise and related costs, decreased for the three months ended June 30, 2014, primarily due to lower distribution costs associated with videogames. Other costs increased for the six months ended June 30, 2014, primarily due to higher distribution costs associated with videogames.

For the three and six months ended June 30, 2014, Selling, general and administrative expenses decreased mainly due to a reversal of certain bad debt reserves.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for six months ended June 30, 2014 included a $5 million impairment of certain internally developed software and the results for the three and six months ended June 30, 2013 included $3 million and $5 million, respectively, of miscellaneous asset impairments.

The increase in Operating Income for the three months ended June 30, 2014 was primarily due to lower Costs of revenues, lower Selling, general and administrative expenses and lower Restructuring and severance costs, partially offset by lower Revenues. The increase in Operating Income for the six months ended June 30, 2014 was primarily due to higher Revenues, lower Selling, general and administrative expenses and lower Restructuring and severance costs, partially offset by higher Costs of revenues.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Corporate.  Corporate’s Operating Income (Loss) for the three and six months ended June 30, 2014 and 2013 was as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/14	6/30/13	% Change	6/30/14	6/30/13	% Change

Selling, general and administrative(a)	$(129)	$(80)	61%	$(244)	$(196)	24%
Gain on operating assets	-	-	-	441	8	NM
Asset impairments	-	-	-	(6)	(7)	(14%)
Restructuring and severance costs	(1)	3	NM	(5)	1	NM
Depreciation	(7)	(8)	(13%)	(14)	(15)	(7%)

Operating Income (Loss)	$(137)	$(85)	61%	$172	$(209)	(182%)

(a)	Selling, general and administrative expenses exclude depreciation.

As previously noted under “Transactions and Other Items Affecting Comparability,” the results for the six months ended June 30, 2014 included a $441 million gain in connection with the sale and leaseback of the Company’s space in Time Warner Center and a $6 million impairment of certain internally developed software. The results for the six months ended June 30, 2013 included an $8 million gain on the disposal of certain corporate assets and a $7 million impairment of certain internally developed software.

Excluding the transactions noted above, Operating Loss for the three and six months ended June 30, 2014 increased due primarily to higher external costs related to mergers, acquisitions or dispositions of $27 million and $25 million, respectively, related to the Time Separation, as well as the impact of a reduction in certain accrued employee benefit plan liabilities in 2013.

Selling, general and administrative expenses included costs related to enterprise efficiency initiatives of $12 million for both the three months ended June 30, 2014 and 2013, and $24 million and $22 million for the six months ended June 30, 2014 and 2013, respectively. The enterprise efficiency initiatives involve the centralization of certain administrative functions to generate cost savings or other benefits for the Company.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments, quarterly dividend payments and the purchase of common stock under the Company’s stock repurchase program. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at June 30, 2014 was $9.502 billion, which included $4.480 billion of Cash and equivalents.

In connection with the Time Separation, the Company received $1.4 billion from Time Inc. consisting of proceeds from Time Inc.’s acquisition of the IPC publishing business in the U.K. from a wholly-owned subsidiary of Time Warner and a special dividend.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Current Financial Condition

At June 30, 2014, Time Warner had net debt of $18.083 billion ($22.563 billion of debt less $4.480 billion of Cash and equivalents) and $25.907 billion of Shareholders’ equity, compared to net debt of $18.311 billion ($20.127 billion of debt less $1.816 billion of Cash and equivalents) and $29.904 billion of Shareholders’ equity at December 31, 2013.

The following table shows the significant items contributing to the decrease in net debt from December 31, 2013 to June 30, 2014 (millions):

Balance at December 31, 2013 (recast)	$18,311
Cash provided by operations from continuing operations	(2,057)
Capital expenditures	206
Repurchases of common stock	2,876
Dividends paid to common stockholders	568
Investments and acquisitions, net of cash acquired	889
Proceeds from Time Inc. in the Time Separation	(1,400)
Proceeds from the sale of Time Warner Center	(1,264)
Other investment and sale proceeds	(138)
Proceeds from the exercise of stock options	(182)
All other, net	274

Balance at June 30, 2014	$18,083

On June 13, 2014, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases in addition to the $5.0 billion it had previously authorized for share repurchases beginning January 1, 2014. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2014 through August 1, 2014, the Company repurchased 51 million shares of common stock for $3.539 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

On January 16, 2014, Time Warner sold the space it owned in Time Warner Center for approximately $1.3 billion and agreed to lease space in Time Warner Center from the buyer until early 2019. In connection with these transactions, the Company recognized a pretax gain of $441 million and a tax benefit of $58 million in the first quarter of 2014. Additionally, a pretax gain of approximately $325 million has been deferred and is being recognized ratably over the lease period. The Company also reached a preliminary agreement relating to the move of its Corporate headquarters and its New York City-based employees to the Hudson Yards development on the west side of Manhattan, which remains subject to further negotiation and execution of final agreements. Assuming final agreements are reached, the Company expects to invest approximately $1.3 billion in the Hudson Yards development project over the next several years.

Cash Flows

Cash and equivalents increased by $2.664 billion, including $189 million of Cash used by discontinued operations, for the six months ended June 30, 2014. Cash and equivalents decreased by $766 million, including $117 million of Cash provided by discontinued operations for the six months ended June 30, 2013. Components of these changes are discussed below in more detail.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Operating Activities from Continuing Operations

Details of Cash provided by operations from continuing operations are as follows (millions):

	Six Months Ended June 30,
	2014	2013
		(recast)

Operating Income	$3,615	$2,806
Depreciation and amortization	368	373
Net interest payments(a)	(590)	(572)
Net income taxes paid(b)	(950)	(682)
All other, net, including working capital changes	(386)	(400)

Cash provided by operations from continuing operations	$2,057	$1,525

(a)	Includes cash interest received of $39 million and $34 million for the six months ended June 30, 2014 and 2013, respectively.
(b)	Includes income tax refunds received of $40 million and $62 million for the six months ended June 30, 2014 and 2013, respectively.

Cash provided by operations from continuing operations for the six months ended June 30, 2014 increased primarily due to higher Operating Income and lower cash used by working capital, partially offset by higher net income taxes paid. Cash used by working capital decreased primarily due to lower participation spending and the timing of sports programming payments offset in part by higher production spending.

Investing Activities from Continuing Operations

Details of Cash provided (used) by investing activities from continuing operations are as follows (millions):

	Six Months Ended June 30,
	2014	2013
		(recast)

Investments in available-for-sale securities	$(28)	$(22)
Investments and acquisitions, net of cash acquired:
Eyeworks	(267)	-
CME	(371)	(287)
All other	(223)	(130)
Capital expenditures	(206)	(172)
Proceeds from the sale of available-for-sale securities	16	33
Proceeds from Time Inc. in the Time Separation	1,400	-
Proceeds from the sale of Time Warner Center	1,264	-
All other investment and sale proceeds	122	152

Cash provided (used) by investing activities from continuing operations	$1,707	$(426)

The change in Cash provided (used) by investing activities from continuing operations for the six months ended June 30, 2014 was primarily due to cash received in connection with the Time Separation and proceeds from the sale of space in Time Warner Center. Included in all other investment and sale proceeds for the six months ended June 30, 2014 is $91 million of payments related to the Company’s investment in the Hudson Yards development in connection with the Company’s plan to consolidate its New York City locations to the Hudson Yards development.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Financing Activities from Continuing Operations

Details of Cash used by financing activities from continuing operations are as follows (millions):

	Six Months Ended June 30,
	2014	2013
		(recast)

Borrowings	$2,401	$14
Debt repayments	(15)	(446)
Proceeds from the exercise of stock options	182	489
Excess tax benefit from equity instruments	95	130
Principal payments on capital leases	(5)	(4)
Repurchases of common stock	(2,876)	(1,522)
Dividends paid	(568)	(544)
Other financing activities	(125)	(99)

Cash used by financing activities from continuing operations	$(911)	$(1,982)

Cash used by financing activities from continuing operations for the six months ended June 30, 2014 decreased primarily due to an increase in Borrowings and lower Debt repayments, partially offset by higher Repurchases of common stock and lower Proceeds from the exercise of stock options.

During the six months ended June 30, 2014, the Company issued approximately 5 million shares of common stock and received $182 million in connection with the exercise of stock options. At June 30, 2014, all of the approximately 33 million exercisable stock options outstanding on such date had exercise prices below the closing price of the Company’s common stock on the New York Stock Exchange.

Cash Flows from Discontinued Operations

Details of Cash provided (used) by discontinued operations are as follows (millions):

	Six Months Ended June 30,
	2014	2013
		(recast)

Cash provided (used) by operations from discontinued operations	$(15)	$119
Cash used by investing activities from discontinued operations	(51)	(14)
Cash used by financing activities from discontinued operations	(36)	-
Effect of change in cash and equivalents of discontinued operations	(87)	12

Cash provided (used) by discontinued operations	$(189)	$117

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At June 30, 2014, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $32.102 billion. Of this committed capacity, $9.502 billion was unused and $22.563 billion was outstanding as debt. At June 30, 2014, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$4,480	$-	$-	$4,480
Revolving credit facilities and commercial paper program(d)	5,000	-	-	5,000
Fixed-rate public debt	21,908	-	21,908	-
Other obligations(e)	714	37	655	22

Total	$32,102	$37	$22,563	$9,502

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 13.7 years as of June 30, 2014.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts. At June 30, 2014, the principal amounts of the Company’s publicly issued debt mature as follows: $0 in 2014, $1.000 billion in 2015, $1.150 billion in 2016, $500 million in 2017, $600 million in 2018, $650 million in 2019 and $18.131 billion thereafter. In the period after 2019, no more than $2.0 billion will mature in any given year.

(d)

The revolving credit facilities consist of two $2.5 billion revolving credit facilities. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the revolving credit facilities.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $168 million are due within the next twelve months.

2014 Debt Offering

On May 20, 2014, Time Warner issued $2.0 billion aggregate principal amount of debt securities from its shelf registration statement, consisting of $650 million aggregate principal amount of 2.10% Notes due 2019, $750 million aggregate principal amount of 3.55% Notes due 2024 and $600 million aggregate principal amount of 4.65% Debentures due 2044.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium cable, basic cable, network and syndicated television exhibition. Backlog was approximately $5.9 billion and $5.5 billion at June 30, 2014 and December 31, 2013, respectively. Included in the backlog amounts is licensing of theatrical and television product from the Warner Bros. segment to the Turner segment in the amount of $708 million and $477 million at June 30, 2014 and December 31, 2013, respectively. Also included in the backlog amounts is licensing of theatrical product from the Warner Bros. segment to the Home Box Office segment in the amount of $759 million and $749 million at June 30, 2014 and December 31, 2013, respectively.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding (i) the adequacy of the Company’s liquidity to meet its needs for the foreseeable future; (ii) the expected number of

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

television series to be produced by Warner Bros. for the 2014-2015 season; (iii) the Company’s expected investment in the new space in the Hudson Yards development; (iv) the Company’s plan to undertake restructuring activities and the related potential disposal of certain licensed programming, as well as the incurrence of impairment charges and potential termination fees in connection with these activities; and (v) the Company’s expectation that the Operating income growth rate in the second half of 2014 will be lower than in the first half of 2014.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(Unaudited; millions, except share amounts)

	June 30, 2014	December 31, 2013
		(recast)

ASSETS
Current assets
Cash and equivalents	$4,480	$1,816
Receivables, less allowances of $1,009 and $1,383	7,014	7,305
Inventories	1,654	1,648
Deferred income taxes	424	369
Prepaid expenses and other current assets	611	559
Current assets of discontinued operations	-	834

Total current assets	14,183	12,531

Noncurrent inventories and theatrical film and television production costs	6,549	7,016
Investments, including available-for-sale securities	2,494	2,009
Property, plant and equipment, net	2,716	3,291
Intangible assets subject to amortization, net	1,278	1,338
Intangible assets not subject to amortization	7,037	7,043
Goodwill	27,599	27,401
Other assets	2,634	2,458
Noncurrent assets of discontinued operations	-	4,912

Total assets	$64,490	$67,999

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,564	$6,754
Deferred revenue	475	542
Debt due within one year	168	66
Current liabilities of discontinued operations	-	1,026

Total current liabilities	7,207	8,388

Long-term debt	22,395	20,061
Deferred income taxes	2,037	2,287
Deferred revenue	335	351
Other noncurrent liabilities	6,609	6,324
Noncurrent liabilities of discontinued operations	-	684
Commitments and Contingencies (Note 14)

Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 858 million and 895 million shares outstanding	17	17
Additional paid-in capital	149,820	153,410
Treasury stock, at cost (794 million and 757 million shares)	(40,227)	(37,630)
Accumulated other comprehensive loss, net	(804)	(852)
Accumulated deficit	(82,899)	(85,041)

Total Time Warner Inc. shareholders’ equity	25,907	29,904
Noncontrolling interests	-	-

Total equity	25,907	29,904

Total liabilities and equity	$64,490	$67,999

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited; millions, except per share amounts)

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13
		(recast)		(recast)

Revenues	$6,788	$6,608	$13,591	$12,815
Costs of revenues	(3,925)	(3,908)	(7,776)	(7,350)
Selling, general and administrative	(1,217)	(1,219)	(2,487)	(2,469)
Amortization of intangible assets	(50)	(51)	(100)	(101)
Restructuring and severance costs	(17)	(49)	(43)	(76)
Asset impairments	(14)	(3)	(26)	(30)
Gain on operating assets, net	2	9	456	17

Operating income	1,567	1,387	3,615	2,806
Interest expense, net	(296)	(300)	(561)	(589)
Other income (loss), net	6	(56)	(5)	(40)

Income from continuing operations before income taxes	1,277	1,031	3,049	2,177
Income tax provision	(434)	(333)	(841)	(715)

Income from continuing operations	843	698	2,208	1,462
Discontinued operations, net of tax	7	73	(66)	63

Net income	850	771	2,142	1,525
Less Net loss attributable to noncontrolling interests	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$850	$771	$2,142	$1,525

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$0.96	$0.75	$2.49	$1.56
Discontinued operations	0.01	0.08	(0.07)	0.07

Basic net income per common share	$0.97	$0.83	$2.42	$1.63

Average basic common shares outstanding	874.8	928.6	882.9	930.7

Diluted income per common share from continuing operations	$0.94	$0.73	$2.45	$1.53
Discontinued operations	0.01	0.08	(0.08)	0.07

Diluted net income per common share	$0.95	$0.81	$2.37	$1.60

Average diluted common shares outstanding	894.2	950.8	902.4	953.6

Cash dividends declared per share of common stock	$0.3175	$0.2875	$0.6350	$0.5750

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited; millions)

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13

Net income	$850	$771	$2,142	$1,525

Other comprehensive loss, net of tax:
Foreign currency translation:
Unrealized gains (losses) occurring during the period	2	(32)	(18)	(99)
Reclassification adjustment for gains realized in net income	-	-	-	(6)

Change in foreign currency translation	2	(32)	(18)	(105)

Securities:
Unrealized losses occurring during the period	(2)	(1)	(5)	-
Reclassification adjustment for gains realized in net income	(5)	-	(5)	-

Net gains (losses) on securities	(7)	(1)	(10)	-

Benefit obligations:
Unrealized losses occurring during the period	(31)	(22)	(37)	(19)
Reclassification adjustment for losses realized in net income	6	6	11	12

Change in benefit obligations	(25)	(16)	(26)	(7)

Derivative financial instruments:
Unrealized gains (losses) occurring during the period	(7)	13	(1)	13
Reclassification adjustment for (gains) losses realized in net income	4	(5)	(1)	(13)

Change in derivative financial instruments	(3)	8	(2)	-

Other comprehensive loss	(33)	(41)	(56)	(112)

Comprehensive income	817	730	2,086	1,413
Less Comprehensive loss attributable to noncontrolling interests	-	-	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$817	$730	$2,086	$1,413

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months Ended June 30,

(Unaudited; millions)

	2014	2013
		(recast)

OPERATIONS
Net income	$2,142	$1,525
Less Discontinued operations, net of tax	66	(63)

Net income from continuing operations	2,208	1,462
Adjustments for noncash and nonoperating items:
Depreciation and amortization	368	373
Amortization of film and television costs	3,913	3,771
Asset impairments	26	30
Gain on investments and other assets, net	(477)	(64)
Equity in losses of investee companies, net of cash distributions	54	125
Equity-based compensation	126	140
Deferred income taxes	(312)	448
Changes in operating assets and liabilities, net of acquisitions	(3,849)	(4,760)

Cash provided by operations from continuing operations	2,057	1,525

INVESTING ACTIVITIES
Investments in available-for-sale securities	(28)	(22)
Investments and acquisitions, net of cash acquired	(861)	(417)
Capital expenditures	(206)	(172)
Investment proceeds from available-for-sale securities	16	33
Proceeds from Time Inc. in the Time Separation	1,400	-
Proceeds from the sale of Time Warner Center	1,264	-
Other investment proceeds	122	152

Cash provided (used) by investing activities from continuing operations	1,707	(426)

FINANCING ACTIVITIES
Borrowings	2,401	14
Debt repayments	(15)	(446)
Proceeds from exercise of stock options	182	489
Excess tax benefit from equity instruments	95	130
Principal payments on capital leases	(5)	(4)
Repurchases of common stock	(2,876)	(1,522)
Dividends paid	(568)	(544)
Other financing activities	(125)	(99)

Cash used by financing activities from continuing operations	(911)	(1,982)

Cash provided (used) by continuing operations	2,853	(883)

Cash provided (used) by operations from discontinued operations	(15)	119
Cash used by investing activities from discontinued operations	(51)	(14)
Cash used by financing activities from discontinued operations	(36)	-
Effect of change in cash and equivalents of discontinued operations	(87)	12

Cash provided (used) by discontinued operations	(189)	117

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	2,664	(766)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,816	2,760

CASH AND EQUIVALENTS AT END OF PERIOD	$4,480	$1,994

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

Six Months Ended June 30,

(Unaudited; millions)

	2014			2013
	Time Warner Shareholders	Noncontrolling Interests	Total Equity	Time Warner Shareholders	Noncontrolling Interests	Total Equity

BALANCE AT BEGINNING OF PERIOD	$29,904	$-	$29,904	$29,796	$1	$29,797
Net income	2,142	-	2,142	1,525	-	1,525
Other comprehensive loss attributable to Continuing Operations	(78)	-	(78)	(63)	-	(63)
Other comprehensive income (loss) attributable to Discontinued Operations	22	-	22	(49)	-	(49)
Amounts related to the Time Separation	(2,797)	-	(2,797)	-	-	-
Cash dividends	(568)	-	(568)	(544)	-	(544)
Common stock repurchases	(3,000)	-	(3,000)	(1,507)	-	(1,507)
Amounts related primarily to stock options and restricted stock units	282	-	282	624	-	624

BALANCE AT END OF PERIOD	$25,907	$-	$25,907	$29,782	$1	$29,783

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include television networks and film and TV entertainment. Time Warner classifies its operations into three reportable segments: Turner: consisting principally of cable networks and digital media properties; Home Box Office: consisting principally of premium pay television services domestically and premium pay and basic tier television services internationally; and Warner Bros.: consisting principally of feature film, television, home video and videogame production and distribution.

Separation of Time Inc.

On June 6, 2014 (the “Distribution Date”), the Company completed the legal and structural separation of the Company’s Time Inc. segment from the Company (the “Time Separation”). The Time Separation was effected as a pro rata dividend of all shares of Time Inc. common stock held by Time Warner in a spin-off to Time Warner stockholders. With the completion of the Time Separation, the Company disposed of the Time Inc. segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in the Company’s consolidated financial statements. Accordingly, the Company has recast its financial information to present the financial condition and results of operations of its former Time Inc. segment as discontinued operations in the accompanying consolidated financial statements for all periods presented. For a summary of discontinued operations, see Note 2.

In connection with the Time Separation, the Company received $1.4 billion from Time Inc., consisting of proceeds relating to Time Inc.’s acquisition of the IPC publishing business in the U.K. from a wholly-owned subsidiary of Time Warner and a special dividend.

Basis of Presentation

Changes in Basis of Presentation

The 2013 financial information has been recast so that the basis of presentation is consistent with that of the 2014 financial information. This recast reflects the financial condition and results of operations of the Company’s former Time Inc. segment as discontinued operations for all periods presented.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, multiple-element transactions, allowances for doubtful accounts, depreciation and amortization, the determination of ultimate revenues as it relates to amortization of capitalized film and programming costs and participations and residuals, home video and videogames product, business combinations, pension and other postretirement benefits, equity-based compensation, income taxes, contingencies, litigation matters, reporting revenue for certain transactions on a gross versus net basis, and the determination of whether the Company should consolidate certain entities.

Venezuela Currency

Certain of the Company’s divisions conduct business in Venezuela. As of June 30, 2014, the Company has $139 million of net Venezuelan Bolivares Fuertes (“VEF”) denominated consolidated monetary assets, primarily consisting of cash and accounts receivable, which have been remeasured at the official exchange rate as published by the Central Bank of Venezuela of 6.3 VEF to each U.S. Dollar. However, because of Venezuelan government-imposed restrictions on the exchange of foreign currency in Venezuela, the Company has not been able to convert VEF earned in Venezuela into U.S. Dollars at the official government rate. While there are two other legal exchange systems available in Venezuela, the Company believes the official exchange rate is appropriate to use as its remeasurement rate at June 30, 2014 for several reasons, including (i) the Company’s belief that it is not eligible to access those other exchange systems, (ii) a lack of clarity about those exchange systems’ stability and transaction volume and (iii) the Company’s inability to access Venezuelan currency exchange markets operated by the government in the past several years. If the Company had used the least favorable legal published exchange rate as of June 30, 2014 to remeasure its VEF-denominated consolidated monetary assets, the Company would have recognized foreign exchange losses of approximately $121 million, on a pretax basis, in the Consolidated Statement of Operations.

Accounting Guidance Adopted in 2014

Presentation of Unrecognized Tax Benefits

On January 1, 2014, the Company adopted on a prospective basis guidance requiring a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of a jurisdiction or the tax law of a jurisdiction does not require it, and the Company does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit would be presented in the financial statements as a liability and will not be combined with deferred tax assets. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Guidance Not Yet Adopted

Revenue Recognition

In May 2014, guidance was issued that establishes a new revenue recognition framework in U.S. GAAP for all companies and industries. The core principle of the guidance is that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. The guidance includes a five-step framework to determine the timing and amount of revenue to recognize related to contracts with customers. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework. The guidance will become effective on either a full or modified retrospective basis for the Company on January 1, 2017. The Company is evaluating the impact the guidance will have on its consolidated financial statements.

Discontinued Operations

In April 2014, guidance was issued that raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (i) a component of an entity or group of components that has been disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

operations and financial results or (ii) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following disposal and retained equity method investments in a discontinued operation. This guidance will become effective on a prospective basis for the Company on January 1, 2015 and is not expected to have a material impact on the Company’s consolidated financial statements.

2.	BUSINESS DISPOSITIONS AND ACQUISITIONS

Separation of Time Inc.

As discussed in Note 1, on June 6, 2014, the Company completed the legal and structural separation of the Company’s Time Inc. segment from the Company. With the completion of the Time Separation, the Company disposed of the Time Inc. segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in the Company’s consolidated financial statements. Accordingly, the Company has recast its financial information to present the financial condition and results of operations of its former Time Inc. segment as discontinued operations in the consolidated financial statements for all periods presented.

Eyeworks

On June 2, 2014, Warner Bros. acquired the operations outside the U.S. of Eyeworks Group, a television production and distribution company, which are located in 15 countries across Europe, South America, Australia and New Zealand, for approximately $267 million, net of cash acquired (the “Eyeworks Acquisition”). The Eyeworks Acquisition did not significantly impact the Company’s consolidated financial results for the three and six months ended June 30, 2014.

Summary of Discontinued Operations

Discontinued operations for the three and six months ended June 30, 2014 and 2013 reflect the financial condition and results of operations of Time Inc. and is as follows (millions, except per share amounts):

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13

Total revenues	$670	$833	$1,415	$1,570

Pretax income (loss)	15	122	(97)	112
Income tax benefit (provision)	(8)	(49)	31	(49)

Net income (loss)	$7	$73	$(66)	$63

Net income (loss) attributable to Time Warner Inc. shareholders	$7	$73	$(66)	$63

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income (loss) per common share	$0.01	$0.08	$(0.07)	$0.07

Average basic common shares outstanding	874.8	928.6	882.9	930.7

Diluted net income (loss) per common share	$0.01	$0.08	$(0.08)	$0.07

Average diluted common shares outstanding	894.2	950.8	902.4	953.6

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	INVESTMENTS

Central European Media Enterprises Ltd.

During the second quarter of 2014, Time Warner and Central European Media Enterprises Ltd. (“CME”) completed a series of related financing transactions.

On May 2, 2014, pursuant to a rights offering by CME, Time Warner acquired approximately 2.8 million units, each consisting of $100 principal amount of 15% senior secured notes due 2017 (the “Senior Secured Notes”) and 21 unit warrants, with each unit warrant entitling the Company to purchase one share of CME Class A common stock. In addition, Time Warner acquired 581,533 units in a private offering, and CME issued warrants to Time Warner to purchase an additional 30 million shares of Class A common stock. The warrants issued to Time Warner, including the unit warrants in connection with the rights offering and the private offering, have a four-year term and an exercise price of $1.00 per share, do not contain any voting rights and are not exercisable until the second anniversary of their issuance. The warrants are subject to a limited right whereby the Company can exercise any of its warrants earlier solely to own up to 49.9% of CME’s Class A common stock.

Additionally, Time Warner provided CME with a $115 million revolving credit facility and a $30 million term loan that mature on December 1, 2017. Amounts outstanding under the revolving credit facility will bear interest at a rate per annum based on LIBOR (subject to a minimum rate of 1.00%) plus 14%. CME can pay accrued interest for an applicable quarterly interest period either fully in cash or by adding such amount to the principal amount of the revolving credit facility. The revolving credit facility also contains a commitment fee on the average daily unused amount under the facility of 0.50% per annum. As of June 30, 2014, no amounts have been drawn under the revolving credit facility. The $30 million term loan bears interest at a rate of 15.0% per annum, paid semi-annually either fully in cash or by adding such amount to the principal amount of the loan.

These transactions did not change the Company’s approximate 49% voting interest, but resulted in the Company holding an approximate 75% economic interest in CME on a diluted basis. The Company accounts for its investment in CME’s Class A common stock and Series A convertible preferred stock under the equity method of accounting. The Company accounts for its investment in CME’s Series B convertible redeemable preferred shares under the cost method of accounting. The warrants issued to Time Warner are recorded at fair value in the Consolidated Balance Sheet. The initial value of the warrants was recognized as a discount to the Senior Secured Notes and term loan and a deferred gain related to providing the revolving credit facility. The Senior Secured Notes are accounted for at the amortized cost and classified as held-to-maturity in the Consolidated Balance Sheet.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, respectively (millions):

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
					(recast)

Assets:
Trading securities:
Diversified equity securities(a)	$231	$5	$-	$236	$254	$5	$-	$259
Available-for-sale securities:
Equity securities	33	-	-	33	56	-	-	56
Debt securities	-	50	-	50	-	40	-	40
Derivatives:
Foreign exchange contracts	-	5	-	5	-	10	-	10
Other	-	-	219	219	6	-	8	14
Liabilities:
Derivatives:
Foreign exchange contracts	-	(23)	-	(23)	-	(17)	-	(17)
Other	-	-	(6)	(6)	-	-	(7)	(7)

Total	$264	$37	$213	$514	$316	$38	$1	$355

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of both June 30, 2014 and 2013, assets and liabilities valued using significant unobservable inputs (Level 3) primarily consisted of assets related to equity instruments held by employees of former subsidiaries of the Company, liabilities for contingent consideration and options to redeem securities. The balance as of June 30, 2014 also includes an asset of $212 million related to warrants to purchase shares of CME Class A common stock. The Company estimates the fair value of these warrants using a Monte Carlo Simulation model. Significant unobservable inputs used in the fair value measurement at June 30, 2014 are an expected term of 3.2 years and an expected volatility of approximately 83%. The following table reconciles the beginning and ending balances of net derivative assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the six months ended June 30, 2014 and 2013 on such assets and liabilities that were included in the Consolidated Balance Sheet as of June 30, 2014 and 2013 (millions):

	June 30, 2014	June 30, 2013
Balance as of the beginning of the period	$1	$7
Total gains (losses), net:
Included in other loss, net	(2)	(4)
Included in other comprehensive income (loss)	-	-
Purchases	213	-
Settlements	(15)	(10)
Issuances	16	(4)
Transfers in and/or out of Level 3	-	-

Balance as of the end of the period	$213	$(11)

Net loss for the period included in net income related to assets and liabilities still held as of the end of the period	$(1)	$(4)

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at June 30, 2014, the fair value of Time Warner’s debt exceeded its carrying value by approximately $4.024 billion and, based on interest rates prevailing at December 31, 2013, the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.754 billion. The fair value of Time Warner’s debt was considered a Level 2 measurement as it was based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity.

At June 30, 2014, the estimated fair value of the Company’s investment in CME’s Class A common stock, Series A convertible preferred stock and Series B convertible redeemable preferred shares exceeded its carrying value by approximately $150 million. At June 30, 2014, the Company’s investment in CME’s Senior Secured Notes is recorded at the amortized cost of $198 million, which approximates fair value.

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

During the three and six months ended June 30, 2014, the Company performed impairment reviews of certain intangible assets at international subsidiaries of Turner and Home Box Office. As a result, during the three and six months ended June 30, 2014, the Company recorded noncash impairments of $5 million to write down the value of these assets to $7 million. During the six months ended June 30, 2013, the Company performed an impairment review of certain intangible assets at an international subsidiary of Turner. As a

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

result, the Company recorded noncash impairments of $12 million to write down the value of these assets to zero at June 30, 2013. The resulting fair value measurements were considered to be Level 3 measurements and were determined using a discounted cash flow (“DCF”) methodology with assumptions for cash flows associated with the use and eventual disposition of the assets.

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

	Carrying value before write down	Carrying value after write down
Fair value measurements made during the three months ended June 30,:
2014	$4	$-
2013	-	-

Fair value measurements made during the six months ended June 30,:
2014	$188	$140
2013	35	4

5.	INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	June 30, 2014	December 31, 2013
		(recast)

Inventories:
Programming costs, less amortization	$3,353	$3,416
Other inventory, primarily DVDs and Blu-ray Discs	245	269

Total inventories	3,598	3,685
Less: current portion of inventory	(1,654)	(1,648)

Total noncurrent inventories	1,944	2,037

Theatrical film production costs:(a)
Released, less amortization	651	660
Completed and not released	373	246
In production	1,183	1,480
Development and pre-production	97	107

Television production costs:(a)
Released, less amortization	1,531	1,249
Completed and not released	261	536
In production	494	694
Development and pre-production	15	7

Total theatrical film and television production costs	4,605	4,979

Total noncurrent inventories and theatrical film and television production costs	$6,549	$7,016

(a)

Does not include $887 million and $958 million of acquired film library intangible assets as of June 30, 2014 and December 31, 2013, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	DERIVATIVE INSTRUMENTS

Time Warner uses derivative instruments, principally forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The principal currencies being hedged include the British Pound, Euro, Australian Dollar and Canadian Dollar. Time Warner uses foreign exchange contracts that generally have maturities of three to 18 months to hedge various foreign exchange exposures, including the following: (i) variability in foreign-currency-denominated cash flows, such as the hedges of unremitted or forecasted royalty and license fees owed to Time Warner’s domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad or cash flows for certain film production costs denominated in a foreign currency (i.e., cash flow hedges) and (ii) currency risk associated with foreign-currency-denominated operating assets and liabilities (i.e., fair value hedges). For these qualifying hedge relationships, the Company excludes the impact of forward points from its assessment of hedge effectiveness. As a result, changes in the fair value due to forward points are recorded in Other income (loss), net in the Consolidated Statement of Operations each quarter.

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

Gains and losses from hedging activities recognized in the Consolidated Statement of Operations, including hedge ineffectiveness, were not material for the three and six months ended June 30, 2014 and 2013. In addition, such gains and losses were largely offset by corresponding economic gains or losses from the respective transactions that were hedged.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions and has entered into collateral agreements with certain of these counterparties to further protect the Company in the event of deterioration of the credit quality of such counterparties on outstanding transactions. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. For such foreign exchange contracts, the Company offsets the fair value of the amounts owed to or due from the counterparty and classifies the net amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at June 30, 2014 and December 31, 2013 (millions):

	June 30, 2014(a)	December 31, 2013(b)
Prepaid expenses and other current assets	$5	$10
Accounts payable and accrued liabilities	(23)	(17)

(a)

Includes $59 million ($51 million of qualifying hedges and $8 million of economic hedges) and $77 million ($50 million of qualifying hedges and $27 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

(b)

Includes $77 million ($64 million of qualifying hedges and $13 million of economic hedges) and $84 million ($53 million of qualifying hedges and $31 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

At both June 30, 2014 and December 31, 2013, $28 million of gains related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net at June 30, 2014 and December 31, 2013 are net gains of $4 million and $21 million, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Debt Offering

On May 20, 2014, Time Warner issued $650 million aggregate principal amount of 2.10% Notes due 2019, $750 million aggregate principal amount of 3.55% Notes due 2024 and $600 million aggregate principal amount of 4.65% Debentures due 2044 in a public offering. The securities issued pursuant to the offering are directly or indirectly guaranteed, on an unsecured basis, by Historic TW Inc., Home Box Office and Turner.

8.	SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

In January 2014, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases beginning January 1, 2014, including amounts available under the Company’s prior stock repurchase program as of December 31, 2013. In June 2014, Time Warner’s Board of Directors authorized an additional $5.0 billion of share repurchases. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions.

From January 1, 2014 through June 30, 2014, the Company repurchased approximately 45 million shares of common stock for approximately $3.000 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of June 30, 2014, $7.000 billion was remaining under the stock repurchase program.

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the Consolidated Statement of Comprehensive Income and consists of Net income and other gains and losses affecting shareholders’ equity that, under GAAP, are excluded from Net income. For Time Warner, such items consist primarily of foreign currency translation gains (losses), unrealized gains and losses on certain derivative financial instruments and equity securities, and changes in benefit plan obligations.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary sets forth the activity within Other comprehensive income (loss) (millions):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax

Unrealized gains (losses) on foreign currency translation	$4	$(2)	$2	$(12)	$(6)	$(18)
Unrealized losses on securities	(4)	2	(2)	(9)	4	(5)
Reclassification adjustment for gains on securities realized in net income(a)	(8)	3	(5)	(8)	3	(5)
Unrealized losses on benefit obligations	(44)	13	(31)	(52)	15	(37)
Reclassification adjustment for losses on benefit obligations realized in net income(b)	10	(4)	6	17	(6)	11
Unrealized losses on derivative financial instruments	(11)	4	(7)	(1)	-	(1)
Reclassification adjustment for (gains) losses on derivative financial instruments realized in net income(c)	6	(2)	4	(1)	-	(1)

Other comprehensive loss	$(47)	$14	$(33)	$(66)	$10	$(56)

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax

Unrealized losses on foreign currency translation	$(44)	$12	$(32)	$(127)	$28	$(99)
Reclassification adjustment for gains on foreign currency translation realized in net income(a)	-	-	-	(9)	3	(6)
Unrealized losses on securities	(1)	-	(1)	-	-	-
Unrealized losses on benefit obligations	(35)	13	(22)	(18)	(1)	(19)
Reclassification adjustment for losses on benefit obligations realized in net income(b)	9	(3)	6	18	(6)	12
Unrealized gains on derivative financial instruments	21	(8)	13	21	(8)	13
Reclassification adjustment for gains on derivative financial instruments realized in net income(c)	(8)	3	(5)	(21)	8	(13)

Other comprehensive loss	$(58)	$17	$(41)	$(136)	$24	$(112)

(a)	Pretax (gains) losses included in Other income (loss), net.
(b)	Pretax (gains) losses included in Selling, general and administrative expenses.
(c)	Pretax (gains) losses included in Selling, general and administrative expenses, Costs of revenues and Other income (loss), net are as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13
Selling, general and administrative expenses	$(1)	$-	$(3)	$(1)
Costs of revenues	7	(8)	2	(17)
Other loss, net	-	-	-	(3)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13
		(recast)		(recast)

Income from continuing operations attributable to Time Warner Inc. shareholders	$843	$698	$2,208	$1,462
Income allocated to participating securities	(4)	(4)	(7)	(8)

Income from continuing operations attributable to Time Warner Inc. common shareholders
— basic	$839	$694	$2,201	$1,454

Average basic common shares outstanding	874.8	928.6	882.9	930.7
Dilutive effect of equity awards	19.4	22.2	19.5	22.9

Average diluted common shares outstanding	894.2	950.8	902.4	953.6

Antidilutive common share equivalents excluded from computation	1	-	1	1

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$0.96	$0.75	$2.49	$1.56
Diluted	$0.94	$0.73	$2.45	$1.53

10.	EQUITY-BASED COMPENSATION

The table below summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per share:

	Six Months Ended June 30,
	2014	2013

Expected volatility	28.0%	29.7%
Expected term to exercise from grant date	5.92 years	6.31 years
Risk-free rate	1.9%	1.2%
Expected dividend yield	1.9%	2.1%
Weighted average grant date fair value per option	$15.61	$12.79

The following table sets forth the weighted average grant date fair value of restricted stock units (“RSUs”) and target performance stock units (“PSUs”). For PSUs, the service inception date precedes the grant date and requires the Company to apply mark-to-market accounting that is reflected in the grant date fair values presented:

	Six Months Ended June 30,
	2014	2013

RSUs	$65.33	$53.62
PSUs	73.62	79.66

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the number of stock options, RSUs and target PSUs granted (millions):

	Six Months Ended June 30,
	2014	2013

Stock options	1.0	1.3
RSUs	2.6	3.2
PSUs	0.2	0.2

In connection with the Time Separation and in accordance with existing antidilution provisions in the Company’s equity plans, the number of stock options, RSUs and PSUs outstanding at the Distribution Date and the exercise prices of such stock options were prospectively adjusted to maintain the value of those awards subsequent to the Time Separation. The changes in the number of shares subject to outstanding equity awards and the exercise prices were determined by comparing the value of such awards immediately prior to the Time Separation to the value of such awards immediately after the Time Separation. Accordingly, each equity award outstanding as of the Distribution Date was increased by multiplying the number of shares subject to such award by a factor of approximately 1.04, while the per share exercise price of each stock option was decreased by dividing by a factor of approximately 1.04. The adjustments resulted in an increase of approximately 2 million shares subject to outstanding equity awards following the Time Separation. The adjustments to the outstanding equity awards did not result in any additional compensation expense.

Compensation expense recognized for equity-based awards is as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13
		(recast)		(recast)

RSUs and PSUs	$33	$36	$107	$117
Stock options	4	5	19	23

Total impact on operating income	$37	$41	$126	$140

Tax benefit recognized	$12	$12	$45	$48

Total unrecognized compensation cost related to unvested RSUs and target PSUs as of June 30, 2014, without taking into account expected forfeitures, is $242 million and is expected to be recognized over a weighted-average period between one and two years.

Total unrecognized compensation cost related to unvested stock option awards as of June 30, 2014, without taking into account expected forfeitures, is $19 million and is expected to be recognized over a weighted-average period within one year.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	BENEFIT PLANS

Components of Net Periodic Benefit Costs

A summary of the components of the net periodic benefit costs recognized for substantially all of Time Warner’s defined benefit pension plans for the three and six months ended June 30, 2014 and 2013 is as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13
		(recast)		(recast)

Service cost	$-	$1	$1	$2
Interest cost	27	19	49	39
Expected return on plan assets	(27)	(21)	(50)	(44)
Amortization of net loss	4	4	7	8

Net periodic benefit costs	$4	$3	$7	$5

Contributions	$9	$8	$17	$15

12.	RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations and real estate consolidations. Restructuring and severance costs expensed as incurred by segment for the three and six months ended June 30, 2014 and 2013 are as follows (millions):

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13
		(recast)		(recast)

Turner	$12	$20	$24	$34
Home Box Office	1	4	9	12
Warner Bros.	3	28	5	31
Corporate	1	(3)	5	(1)

Total restructuring and severance costs	$17	$49	$43	$76

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13
		(recast)		(recast)

2014 activity	$17	$-	$40	$-
2013 and prior activity	-	49	3	76

Total restructuring and severance costs	$17	$49	$43	$76

Selected information relating to accrued restructuring and severance costs is as follows (millions):

		Employee Terminations	Other Exit Costs	Total

Remaining liability as of December 31, 2013 (recast)		$180	$6	$186
Net accruals		41	2	43
Noncash reductions(a)		(1)	-	(1)
Cash paid		(76)	(2)	(78)

Remaining liability as of June 30, 2014		$144	$6	$150

(a)	Noncash reductions relate to the settlement of certain employee-related liabilities with equity instruments.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2014, of the remaining liability of $150 million, $104 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $46 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2017.

13.	SEGMENT INFORMATION

Time Warner classifies its operations into three reportable segments: Turner: consisting principally of cable networks and digital media properties; Home Box Office: consisting principally of premium pay television services domestically and premium pay and basic tier television services internationally; and Warner Bros.: consisting principally of feature film, television, home video and videogame production and distribution.

Information as to the Revenues, intersegment revenues, Operating Income (Loss) and Assets of Time Warner in each of its reportable segments is set forth below (millions):

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13
		(recast)		(recast)

Revenues
Turner	$2,750	$2,627	$5,343	$5,097
Home Box Office	1,417	1,216	2,756	2,444
Warner Bros.	2,870	2,941	5,936	5,622
Intersegment eliminations	(249)	(176)	(444)	(348)

Total revenues	$6,788	$6,608	$13,591	$12,815

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13
		(recast)		(recast)

Intersegment Revenues
Turner	$37	$23	$57	$46
Home Box Office	10	3	19	4
Warner Bros.	202	150	368	298

Total intersegment revenues	$249	$176	$444	$348

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13
		(recast)		(recast)

Operating Income (Loss)
Turner	$929	$815	$1,829	$1,666
Home Box Office	548	459	1,012	876
Warner Bros.	234	181	603	444
Corporate	(137)	(85)	172	(209)
Intersegment eliminations	(7)	17	(1)	29

Total operating income (loss)	$1,567	$1,387	$3,615	$2,806

			June 30, 2014	December 31, 2013
				(recast)

Assets
Turner			$25,843	$26,067
Home Box Office			13,857	13,687
Warner Bros.			19,612	20,066
Corporate			5,178	2,433
Assets of discontinued operations			-	5,746

Total assets			$64,490	$67,999

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	COMMITMENTS AND CONTINGENCIES

Commitments

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of TWC in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including: annual payments made at the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $935 million (for a net present value of $418 million). To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at June 30, 2014. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

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

On May 14, 2010, DC Comics filed a related lawsuit in the U.S. District Court for the Central District of California against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls. The lawsuit asserts a claim for declaratory relief concerning the validity and scope of the copyright termination notice served by the Shuster heirs, which, together with the termination notices served by the Siegel heirs described above, purports to preclude DC Comics from creating new Superman and/or Superboy works for distribution and sale in the United States after October 26, 2013. The lawsuit also asserts state law-based claims, including seeking declaratory relief with respect to, inter alia, the validity of various agreements between Mr. Toberoff, his companies and the Shuster and Siegel heirs, and claims for intentional interference by Mr. Toberoff with DC Comics’ contracts and prospective economic advantage with the Shuster and Siegel heirs, for which DC Comics seeks monetary damages. On October 17, 2012, the district court granted partial summary judgment in favor of DC Comics, holding that, among other things, the copyright termination notice served by the Shuster heirs is invalid and the agreements referenced above interfered with DC Comics’ rights under the copyright termination provisions. On April 4, 2013, the district court granted summary judgment in favor of defendants on DC Comics’ state law intentional interference claims. On November 21, 2013, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s October 2012 decision. On January 21, 2014, the U.S. Court of Appeals for the Ninth Circuit denied defendants’ request for a rehearing of the court’s November 2013 decision. On June 20, 2014, the Shuster heirs filed a petition for writ of certiorari with the U.S. Supreme Court.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

which an accrual has been established may be higher or lower than the amounts accrued for such matters.

For matters disclosed above for which a loss is probable or reasonably possible, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0 and $130 million at June 30, 2014. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Income Tax Uncertainties

During the six months ended June 30, 2014, the Company recorded net increases to income tax reserves of approximately $32 million, of which approximately $20 million impacted the Company’s effective tax rate. During the six months ended June 30, 2014, the Company recorded increases to interest reserves related to the income tax reserves of approximately $35 million.

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

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13
		(recast)		(recast)

Revenues	$108	$117	$224	$261
Expenses	(2)	(11)	(4)	(21)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other loss, net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

			Six Months Ended June 30,
			2014	2013
				(recast)

Cash Flows
Cash payments made for interest			$(629)	$(606)
Interest income received			39	34

Cash interest payments, net			$(590)	$(572)

Cash payments made for income taxes			$(990)	$(744)
Income tax refunds received			40	62

Cash tax payments, net			$(950)	$(682)

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13
		(recast)		(recast)

Interest Expense, Net
Interest income	$38	$25	$100	$51
Interest expense	(334)	(325)	(661)	(640)

Total interest expense, net	$(296)	$(300)	$(561)	$(589)

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13
		(recast)		(recast)

Other Income (Loss), Net
Investment gains (losses), net	$26	$(16)	$21	$55
Loss on equity method investees	(21)	(32)	(20)	(91)
Other	1	(8)	(6)	(4)

Total other income (loss), net	$6	$(56)	$(5)	$(40)

			June 30, 2014	December 31, 2013
				(recast)

Accounts Payable and Accrued Liabilities
Accounts payable			$498	$505
Accrued expenses			1,706	1,724
Participations payable			2,460	2,302
Programming costs payable			744	705
Accrued compensation			696	1,047
Accrued interest			304	313
Accrued income taxes			156	158

Total accounts payable and accrued liabilities			$6,564	$6,754

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2014	December 31, 2013
		(recast)

Other Noncurrent Liabilities
Noncurrent tax and interest reserves	$2,580	$2,540
Participations payable	1,066	1,078
Programming costs payable	1,005	1,076
Noncurrent pension and post-retirement liabilities	725	696
Deferred compensation	498	542
Other noncurrent liabilities	735	392

Total other noncurrent liabilities	$6,609	$6,324

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

For the Company’s collaborative arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $187 million and $155 million were recorded in Costs of revenues for the three months ended June 30, 2014 and 2013, respectively, and $305 million and $243 million were recorded in Costs of revenues for the six months ended June 30, 2014 and 2013, respectively.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Overview

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations and cash flows of (i) Time Warner Inc. (the “Parent Company”), (ii) Historic TW Inc. (in its own capacity and as successor by merger to Time Warner Companies, Inc.), Home Box Office, Inc., and Turner Broadcasting System, Inc., each a wholly owned subsidiary of the Parent Company (collectively, the “Guarantor Subsidiaries”), on a combined basis, (iii) the direct and indirect non-guarantor subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”), on a combined basis, and (iv) the eliminations necessary to arrive at the information for Time Warner Inc. on a consolidated basis. The Guarantor Subsidiaries fully and unconditionally, jointly and severally guarantee securities issued under certain of the Company’s indentures on an unsecured basis.

There are no legal or regulatory restrictions on the Parent Company’s ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances.

Basis of Presentation

The Company’s financial information has been recast to reflect the financial condition and results of operations of the Company’s former Time Inc. segment as discontinued operations for all periods presented. Amounts presented in the Consolidating Balance Sheet at December 31, 2013 related to discontinued operations of the Parent Company and the Guarantor Subsidiaries principally relate to the impact of the Time Separation on the Parent Company’s and the Guarantor Subsidiaries’ deferred income taxes.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

June 30, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

ASSETS
Current assets
Cash and equivalents	$3,455	$305	$720	$-	$4,480
Receivables, net	56	993	5,970	(5)	7,014
Inventories	-	429	1,225	-	1,654
Deferred income taxes	424	62	(39)	(23)	424
Prepaid expenses and other current assets	105	88	418	-	611
Current assets of discontinued operations	-	-	-	-	-

Total current assets	4,040	1,877	8,294	(28)	14,183
Noncurrent inventories and theatrical film and television production costs	-	1,865	4,774	(90)	6,549
Investments in amounts due to and from consolidated subsidiaries	44,220	10,950	12,660	(67,830)	-
Investments, including available-for-sale securities	97	454	1,943	-	2,494
Property, plant and equipment, net	80	397	2,239	-	2,716
Intangible assets subject to amortization, net	-	-	1,278	-	1,278
Intangible assets not subject to amortization	-	2,007	5,030	-	7,037
Goodwill	-	9,880	17,719	-	27,599
Other assets	382	204	2,048	-	2,634
Noncurrent assets of discontinued operations	-	-	-	-	-

Total assets	$48,819	$27,634	$55,985	$(67,948)	$64,490

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$779	$725	$5,146	$(86)	$6,564
Deferred revenue	-	36	463	(24)	475
Debt due within one year	148	9	11	-	168
Current liabilities of discontinued operations	-	-	-	-	-

Total current liabilities	927	770	5,620	(110)	7,207
Long-term debt	18,105	4,005	285	-	22,395
Due to (from) affiliates	(922)	-	922	-	-
Deferred income taxes	2,037	2,404	1,635	(4,039)	2,037
Deferred revenue	-	25	339	(29)	335
Other noncurrent liabilities	2,765	1,915	3,561	(1,632)	6,609
Noncurrent liabilities of discontinued operations	-	-	-	-	-
Equity
Due to (from) Time Warner Inc. and subsidiaries	-	(41,486)	7,547	33,939	-
Other shareholders’ equity	25,907	60,001	36,076	(96,077)	25,907

Total Time Warner Inc. shareholders’ equity	25,907	18,515	43,623	(62,138)	25,907
Noncontrolling interests	-	-	-	-	-

Total equity	25,907	18,515	43,623	(62,138)	25,907

Total liabilities and equity	$48,819	$27,634	$55,985	$(67,948)	$64,490

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2013

(Unaudited; recast; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

ASSETS
Current assets
Cash and equivalents	$1,039	$148	$629	$-	$1,816
Receivables, net	73	901	6,341	(10)	7,305
Inventories	-	383	1,265	-	1,648
Deferred income taxes	369	50	(52)	2	369
Prepaid expenses and other current assets	103	84	372	-	559
Current assets of discontinued operations	79	78	832	(155)	834

Total current assets	1,663	1,644	9,387	(163)	12,531
Noncurrent inventories and theatrical film and television production costs	-	1,726	5,371	(81)	7,016
Investments in amounts due to and from consolidated subsidiaries	48,549	21,248	12,288	(82,085)	-
Investments, including available-for-sale securities	130	460	1,419	-	2,009
Property, plant and equipment, net	373	377	2,541	-	3,291
Intangible assets subject to amortization, net	-	-	1,338	-	1,338
Intangible assets not subject to amortization	-	2,007	5,036	-	7,043
Goodwill	-	9,879	17,522	-	27,401
Other assets	322	194	1,942	-	2,458
Noncurrent assets of discontinued operations	-	-	4,912	-	4,912

Total assets	$51,037	$37,535	$61,756	$(82,329)	$67,999

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$618	$770	$5,425	$(59)	$6,754
Deferred revenue	-	28	524	(10)	542
Debt due within one year	48	9	9	-	66
Current liabilities of discontinued operations	1	-	1,026	(1)	1,026

Total current liabilities	667	807	6,984	(70)	8,388
Long-term debt	16,046	4,001	14	-	20,061
Due to (from) affiliates	(900)	-	900	-	-
Deferred income taxes	2,287	2,666	2,016	(4,682)	2,287
Deferred revenue	-	36	348	(33)	351
Other noncurrent liabilities	2,657	1,939	3,352	(1,624)	6,324
Noncurrent liabilities of discontinued operations	376	411	713	(816)	684
Equity
Due to (from) Time Warner Inc. and subsidiaries	-	(33,497)	6,155	27,342	-
Other shareholders’ equity	29,904	61,172	41,274	(102,446)	29,904

Total Time Warner Inc. shareholders’ equity	29,904	27,675	47,429	(75,104)	29,904
Noncontrolling interests	-	-	-	-	-

Total equity	29,904	27,675	47,429	(75,104)	29,904

Total liabilities and equity	$51,037	$37,535	$61,756	$(82,329)	$67,999

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended June 30, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$1,788	$5,177	$(177)	$6,788
Costs of revenues	-	(786)	(3,294)	155	(3,925)
Selling, general and administrative	(126)	(215)	(898)	22	(1,217)
Amortization of intangible assets	-	-	(50)	-	(50)
Restructuring and severance costs	(1)	(6)	(10)	-	(17)
Asset impairments	-	-	(14)	-	(14)
Gain on operating assets, net	-	-	2	-	2

Operating income	(127)	781	913	-	1,567
Equity in pretax income (loss) of consolidated subsidiaries	1,625	920	539	(3,084)	-
Interest expense, net	(236)	(77)	15	2	(296)
Other income (loss), net	15	6	(14)	(1)	6

Income from continuing operations before income taxes	1,277	1,630	1,453	(3,083)	1,277
Income tax provision	(434)	(540)	(491)	1,031	(434)

Income from continuing operations	843	1,090	962	(2,052)	843
Discontinued operations, net of tax	7	(2)	10	(8)	7

Net income	850	1,088	972	(2,060)	850
Less Net loss attributable to noncontrolling interests	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$850	$1,088	$972	$(2,060)	$850

Comprehensive income	817	1,062	970	(2,032)	817
Less Comprehensive loss attributable to noncontrolling interests	-	-	-	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$817	$1,062	$970	$(2,032)	$817

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended June 30, 2013

(Unaudited; recast; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$1,593	$5,187	$(172)	$6,608
Costs of revenues	-	(710)	(3,342)	144	(3,908)
Selling, general and administrative	(82)	(238)	(924)	25	(1,219)
Amortization of intangible assets	-	-	(51)	-	(51)
Restructuring and severance costs	-	(7)	(42)	-	(49)
Asset impairments	-	-	(3)	-	(3)
Gain on operating assets, net	-	-	9	-	9

Operating income	(82)	638	834	(3)	1,387
Equity in pretax income (loss) of consolidated subsidiaries	1,348	818	443	(2,609)	-
Interest expense, net	(217)	(84)	(1)	2	(300)
Other income (loss), net	(18)	4	(44)	2	(56)

Income from continuing operations before income taxes	1,031	1,376	1,232	(2,608)	1,031
Income tax provision	(333)	(458)	(419)	877	(333)

Income from continuing operations	698	918	813	(1,731)	698
Discontinued operations, net of tax	73	72	73	(145)	73

Net income	771	990	886	(1,876)	771
Less Net loss attributable to noncontrolling interests	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$771	$990	$886	$(1,876)	$771

Comprehensive income	730	945	859	(1,804)	730
Less Comprehensive loss attributable to noncontrolling interests	-	-	-	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$730	$945	$859	$(1,804)	$730

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Six Months Ended June 30, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$3,512	$10,446	$(367)	$13,591
Costs of revenues	-	(1,612)	(6,488)	324	(7,776)
Selling, general and administrative	(239)	(479)	(1,812)	43	(2,487)
Amortization of intangible assets	-	-	(100)	-	(100)
Restructuring and severance costs	(4)	(20)	(19)	-	(43)
Asset impairments	(6)	-	(20)	-	(26)
Gain (loss) on operating assets, net	-	-	456	-	456

Operating income	(249)	1,401	2,463	-	3,615
Equity in pretax income (loss) of consolidated subsidiaries	3,761	2,052	997	(6,810)	-
Interest expense, net	(468)	(118)	21	4	(561)
Other loss, net	5	15	(24)	(1)	(5)

Income from continuing operations before income taxes	3,049	3,350	3,457	(6,807)	3,049
Income tax provision	(841)	(1,117)	(962)	2,079	(841)

Income from continuing operations	2,208	2,233	2,495	(4,728)	2,208
Discontinued operations, net of tax	(66)	(41)	(63)	104	(66)

Net income	2,142	2,192	2,432	(4,624)	2,142
Less Net loss attributable to noncontrolling interests	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$2,142	$2,192	$2,432	$(4,624)	$2,142

Comprehensive income	2,086	2,147	2,380	(4,527)	2,086
Less Comprehensive loss attributable to noncontrolling interests	-	-	-	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$2,086	$2,147	$2,380	$(4,527)	$2,086

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Six Months Ended June 30, 2013

(Unaudited; recast; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$3,212	$9,894	$(291)	$12,815
Costs of revenues	-	(1,472)	(6,119)	241	(7,350)
Selling, general and administrative	(200)	(496)	(1,818)	45	(2,469)
Amortization of intangible assets	-	-	(101)	-	(101)
Restructuring and severance costs	(2)	(18)	(56)	-	(76)
Asset impairments	(7)	-	(23)	-	(30)
Gain (loss) on operating assets, net	8	-	9	-	17

Operating income	(201)	1,226	1,786	(5)	2,806
Equity in pretax income (loss) of consolidated subsidiaries	2,826	1,852	851	(5,529)	-
Interest expense, net	(441)	(169)	16	5	(589)
Other loss, net	(7)	1	(34)	-	(40)

Income from continuing operations before income taxes	2,177	2,910	2,619	(5,529)	2,177
Income tax provision	(715)	(964)	(888)	1,852	(715)

Income from continuing operations	1,462	1,946	1,731	(3,677)	1,462
Discontinued operations, net of tax	63	60	61	(121)	63

Net income	1,525	2,006	1,792	(3,798)	1,525
Less Net loss attributable to noncontrolling interests	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$1,525	$2,006	$1,792	$(3,798)	$1,525

Comprehensive income	1,413	1,934	1,743	(3,677)	1,413
Less Comprehensive loss attributable to noncontrolling interests	-	-	-	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$1,413	$1,934	$1,743	$(3,677)	$1,413

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Six Months Ended June 30, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

OPERATIONS
Net income	$2,142	$2,192	$2,432	$(4,624)	$2,142
Less Discontinued operations, net of tax	66	41	63	(104)	66

Net income from continuing operations	2,208	2,233	2,495	(4,728)	2,208
Adjustments for noncash and nonoperating items:
Depreciation and amortization	9	58	301	-	368
Amortization of film and television costs	-	1,280	2,655	(22)	3,913
Asset impairments	6	-	20	-	26
Gain on investments and other assets, net	(15)	(7)	(455)	-	(477)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(3,761)	(2,052)	(997)	6,810	-
Equity in losses of investee companies, net of cash distributions	1	(6)	59	-	54
Equity-based compensation	41	39	46	-	126
Deferred income taxes	(312)	(270)	(333)	603	(312)
Changes in operating assets and liabilities, net of acquisitions	359	(429)	(1,148)	(2,631)	(3,849)
Intercompany	-	1,518	(1,518)	-	-

Cash provided by operations from continuing operations	(1,464)	2,364	1,125	32	2,057

INVESTING ACTIVITIES
Investments in available-for-sale securities	(5)	-	(23)	-	(28)
Investments and acquisitions, net of cash acquired	(19)	(2)	(840)	-	(861)
Capital expenditures	(18)	(32)	(156)	-	(206)
Investment proceeds from available-for-sale securities	13	3	-	-	16
Proceeds from Time Inc. in the Time Separation	590	-	810	-	1,400
Proceeds from the sale of Time Warner Center	-	-	1,264	-	1,264
Advances to (from) parent and consolidated subsidiaries	3,946	5,336	-	(9,282)	-
Other investment proceeds	43	85	12	(18)	122

Cash provided (used) by investing activities from continuing operations	4,550	5,390	1,067	(9,300)	1,707

FINANCING ACTIVITIES
Borrowings	2,118	-	283	-	2,401
Debt repayments	-	-	(15)	-	(15)
Proceeds from exercise of stock options	182	-	-	-	182
Excess tax benefit from equity instruments	95	-	-	-	95
Principal payments on capital leases	-	(4)	(1)	-	(5)
Repurchases of common stock	(2,876)	-	-	-	(2,876)
Dividends paid	(568)	-	-	-	(568)
Other financing activities	61	(40)	(136)	(10)	(125)
Change in due to/from parent and investment in segment	-	(7,571)	(1,707)	9,278	-

Cash used by financing activities from continuing operations	(988)	(7,615)	(1,576)	9,268	(911)

Cash provided by continuing operations	2,098	139	616	-	2,853

Cash provided (used) by operations from discontinued operations	-	-	(15)	-	(15)
Cash provided (used) by investing activities from discontinued operations	318	18	(51)	(336)	(51)
Cash provided (used) by financing activities from discontinued operations	-	-	(372)	336	(36)
Effect of change in cash and equivalents of discontinued operations	-	-	(87)	-	(87)

Cash provided (used) by discontinued operations	318	18	(525)	-	(189)

INCREASE IN CASH AND EQUIVALENTS	2,416	157	91	-	2,664
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,039	148	629	-	1,816

CASH AND EQUIVALENTS AT END OF PERIOD	$3,455	$305	$720	$-	$4,480

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Six Months Ended June 30, 2013

(Unaudited; recast; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

OPERATIONS
Net income	$1,525	$2,006	$1,792	$(3,798)	$1,525
Less Discontinued operations, net of tax	(63)	(60)	(61)	121	(63)

Net income from continuing operations	1,462	1,946	1,731	(3,677)	1,462
Adjustments for noncash and nonoperating items:
Depreciation and amortization	13	64	296	-	373
Amortization of film and television costs	-	1,223	2,562	(14)	3,771
Asset impairments	7	-	23	-	30
Gain on investments and other assets, net	(6)	2	(60)	-	(64)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(2,826)	(1,852)	(851)	5,529	-
Equity in losses of investee companies, net of cash distributions	-	1	124	-	125
Equity-based compensation	39	39	62	-	140
Deferred income taxes	448	356	152	(508)	448
Changes in operating assets and liabilities, net of acquisitions	(578)	(897)	(1,958)	(1,327)	(4,760)
Intercompany	-	1,093	(1,093)	-	-

Cash provided by operations from continuing operations	(1,441)	1,975	988	3	1,525

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	-	(20)	-	(22)
Investments and acquisitions, net of cash acquired	(5)	(1)	(411)	-	(417)
Capital expenditures	(9)	(29)	(134)	-	(172)
Investment proceeds from available-for-sale securities	8	-	25	-	33
Advances to (from) parent and consolidated subsidiaries	2,127	617	-	(2,744)	-
Other investment proceeds	16	48	105	(17)	152

Cash provided (used) by investing activities from continuing operations	2,135	635	(435)	(2,761)	(426)

FINANCING ACTIVITIES
Borrowings	-	-	14	-	14
Debt repayments	-	(432)	(14)	-	(446)
Proceeds from exercise of stock options	489	-	-	-	489
Excess tax benefit from equity instruments	130	-	-	-	130
Principal payments on capital leases	-	(4)	-	-	(4)
Repurchases of common stock	(1,522)	-	-	-	(1,522)
Dividends paid	(544)	-	-	-	(544)
Other financing activities	34	(10)	(138)	15	(99)
Change in due to/from parent and investment in segment	-	(2,325)	(418)	2,743	-

Cash used by financing activities from continuing operations	(1,413)	(2,771)	(556)	2,758	(1,982)

Cash provided by continuing operations	(719)	(161)	(3)	-	(883)

Cash provided (used) by operations from discontinued operations	(1)	-	120	-	119
Cash provided (used) by investing activities from discontinued operations	142	(47)	(14)	(95)	(14)
Cash provided (used) by financing activities from discontinued operations	-	-	(95)	95	-
Effect of change in cash and equivalents of discontinued operations	-	-	12	-	12

Cash provided (used) by discontinued operations	141	(47)	23	-	117

INCREASE (DECREASE) IN CASH AND
EQUIVALENTS	(578)	(208)	20	-	(766)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,861	295	604	-	2,760

CASH AND EQUIVALENTS AT END OF PERIOD	$1,283	$87	$624	$-	$1,994

Part II. Other Information

Item 1. Legal Proceedings

The following information supplements and amends the disclosure set forth in Part I, Item 3. Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

Reference is made to the lawsuit filed by DC Comics against the heirs of Superman co-creator Joseph Shuster, certain heirs of Superman co-creator Jerome Siegel, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls described on page 35 of the 2013 Form 10-K. On June 20, 2014, the Shuster heirs filed a petition for writ of certiorari with the U.S. Supreme Court.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended June 30, 2014.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (3)
April 1, 2014 - April 30, 2014	5,118,219	$65.10	5,118,219	$3,667,123,595
May 1, 2014 - May 31, 2014	10,690,002	$68.50	10,690,002	$2,934,864,021
June 1, 2014 - June 30, 2014	13,578,077	$68.79	13,578,077	$2,000,827,707

Total	29,386,298	$68.04	29,386,298	$2,000,827,707

(1)	These amounts do not give effect to any fees, commissions or other costs associated with the share repurchases.
(2)

On February 5, 2014, the Company announced that its Board of Directors had authorized a total of $5.0 billion of share repurchases beginning January 1, 2014, including the approximately $301 million remaining at December 31, 2013 from the prior $4.0 billion authorization. On August 6, 2014, the Company announced that its Board of Directors has authorized an additional $5.0 billion of share repurchases. Purchases under the stock repurchase program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. In the past, the Company has repurchased shares of its common stock pursuant to trading plans under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, and it may repurchase shares of its common stock utilizing such trading plans in the future.

(3)	These amounts do not reflect the additional $5.0 billion share repurchase authorization announced on August 6, 2014.

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

TIME WARNER INC. (Registrant)

Date: August 6, 2014	/s/ Howard M. Averill
Name: Howard M. Averill Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

3.1	By-laws of Time Warner Inc., as amended through July 21, 2014 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 21, 2014).

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. †

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at June 30, 2014 and December 31, 2013, (ii) Consolidated Statement of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013, (v) Consolidated Statement of Equity for the six months ended June 30, 2014 and 2013, (vi) Notes to Consolidated Financial Statements and (vii) Supplementary Information – Condensed Consolidating Financial Statements.

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