Form 10-Q
period 2014-09-30
TIME WARNER INC.
filed 2014-11-05
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2014 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ________________________ to _________________________

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of October 28, 2014
Common Stock – $.01 par value	838,486,246

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2014. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2014 and cash flows for the nine months ended September 30, 2014.

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

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, CNN, HBO, Cinemax, Warner Bros. and New Line Cinema. During the nine months ended September 30, 2014, the Company generated Revenues of $19.834 billion (up 5% from $18.857 billion in 2013), Operating Income of $4.586 billion (up 1% from $4.535 billion in 2013), Income from continuing operations of $3.174 billion (up 31% from $2.420 billion in 2013), Net Income attributable to Time Warner shareholders of $3.109 billion (up 15% from $2.708 billion in 2013) and Cash provided by operations from continuing operations of $2.674 billion (up 4% from $2.568 billion in 2013).

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Turner, Home Box Office and Warner Bros. For additional information regarding Time Warner’s segments, refer to Note 13, “Segment Information,” to the accompanying consolidated financial statements.

Turner.  Time Warner’s Turner segment consists of businesses managed by Turner Broadcasting System, Inc. (“Turner”). During the nine months ended September 30, 2014, the Turner segment recorded Revenues of $7.789 billion (39% of the Company’s total Revenues) and Operating Income of $2.166 billion.

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

Home Box Office.  Time Warner’s Home Box Office segment consists of businesses managed by Home Box Office, Inc. (“Home Box Office”). During the nine months ended September 30, 2014, the Home Box Office segment recorded Revenues of $4.060 billion (20% of the Company’s total Revenues) and Operating Income of $1.392 billion.

Home Box Office operates the HBO and Cinemax multi-channel premium pay television services, with the HBO service ranking as the most widely distributed multi-channel premium pay television service. HBO- and Cinemax-branded premium pay and basic tier television services are distributed in more than 60 countries across Latin America, Asia and Europe. HBO and Cinemax domestic premium pay television subscribers have access to the authenticated HBO GO and MAX GO streaming services, respectively, on various mobile devices and other online platforms, and an authenticated HBO GO streaming service is available to international premium pay television subscribers of HBO in a number of countries. Home Box Office generates revenues principally from providing programming to domestic affiliates that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. Home Box Office’s agreements with domestic affiliates are typically long-term arrangements that provide for annual service fee increases and marketing support. While fees to Home Box Office under affiliate agreements are generally based on the number of subscribers served by the affiliates, the relationship between subscriber totals and the amount of revenues earned depends on the specific terms of the applicable agreement, which may include basic and/or pay television subscriber thresholds, volume discounts and other performance-based discounts. Marketing and promotional activities intended to retain existing subscribers and acquire new subscribers may also impact revenue earned. Home Box Office also derives subscription revenues from the distribution by international affiliates of country-specific HBO and Cinemax premium pay and basic tier television services to their local subscribers. Additional sources of revenues for Home Box Office are the home entertainment sales of its original programming, including Game of Thrones, True Blood and Boardwalk Empire, via DVDs, Blu-ray Discs and electronic sell-through (“EST”) and the licensing of its original programming primarily to international television networks and the Amazon Prime Instant Video subscription video-on-demand (“SVOD”) service (the “Amazon SVOD Service”).

Warner Bros.  Time Warner’s Warner Bros. segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute feature films, television shows and videogames. During the nine months ended September 30, 2014, the Warner Bros. segment recorded Revenues of $8.711 billion (41% of the Company’s total Revenues) and Operating Income of $840 million.

The Warner Bros. segment’s theatrical product revenues are generated principally through rental fees from theatrical exhibition of feature films, including the following recently released films: Annabelle, Edge of Tomorrow, Godzilla, The Judge, The LEGO Movie and Tammy, and subsequently through licensing fees received from the distribution of films on television broadcast and cable networks, premium pay television and SVOD services. Television product revenues are generated principally from the licensing of programs to television broadcast and cable networks and premium pay television and SVOD services. The segment also generates revenues for both its theatrical and television product through home video distribution on DVDs and Blu-ray Discs and in various digital formats (e.g., EST and video-on-demand). In addition, the segment generates revenues through the development and distribution of videogames.

Warner Bros. continues to be an industry leader in the television content business. Domestically, for the 2014/2015 season, Warner Bros. is producing over 60 series, including (i) at least two series for each of the five broadcast networks (including 2 Broke Girls, Arrow, The Bachelor, The Big Bang Theory, The Flash, The Following, Forever, Gotham, The Middle, Mike & Molly, Mom, The Mysteries of Laura, Person of Interest, Stalker, Vampire Diaries and The Voice), (ii) original series for cable television networks (including Major Crimes, Pretty Little Liars, Rizzoli & Isles and Sullivan & Son), (iii) series for premium pay television services (The Leftovers and Shameless), (iv) series for first-run syndication (including The Ellen DeGeneres Show, Extra and TMZ) and (v) animated series for cable television networks. Warner Bros.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

also licenses many of these series internationally. In addition, in 16 countries across Europe, South America, Australia and New Zealand, Warner Bros. operates a group of local television production companies that focus on developing non-scripted programs and formats that can be sold internationally and adapted for sale in the U.S. Warner Bros. also creates locally-produced versions of programs owned by the studio as well as original local television programming for international territories.

The distribution and sale of physical discs (both standard definition DVDs and high definition Blu-ray Discs) is one of the largest contributors to the segment’s revenues and profits. In recent years, home video revenues have declined as a result of several factors, including consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than physical disc sales; changing retailer initiatives and strategies (e.g., reduction of floor space devoted to physical discs); retail store closures; increasing competition for consumer discretionary time and spending; and piracy. The electronic delivery of film and television content is growing and becoming more important to the Warner Bros. segment, which has helped to offset some of the decline in sales of physical discs. During the three and nine months ended September 30, 2014, consumer spending on physical discs continued to decline and consumer spending on electronic delivery continued to increase.

Recent Developments

Restructuring Activities

For the three months ended September 30, 2014, the Company incurred $303 million of Restructuring and severance costs related to restructuring activities designed to position the Company for the current operating environment and reallocate resources to the Company’s growth initiatives. The restructuring activities and related costs relate to reductions in the Company’s workforce. The Restructuring and severance costs by operating segment and at Corporate are as follows: $199 million at Turner, $48 million at Home Box Office, $45 million at Warner Bros. and $11 million at Corporate. Headcount reductions associated with these restructuring activities are expected to be approximately 2,400. The Company expects additional headcount reductions and related Restructuring and severance costs ranging from approximately $120 million to $150 million in the fourth quarter of 2014, primarily at the Warner Bros. segment.

In addition to the restructuring activities noted above, during the three months ended September 30, 2014, Turner conducted a strategic evaluation of its programming, and as result of such evaluation decided to no longer air certain (principally licensed) programming. In connection with that decision, the Company incurred $343 million of programming impairments related to programming that will no longer be aired subsequent to September 30, 2014, reflecting $482 million of programming impairments at the Turner segment, partially offset by $139 million of intercompany eliminations primarily related to intercompany profits on programming licensed by the Warner Bros. segment to the Turner segment. The programming impairments have been classified as Costs of revenues in the Company’s Consolidated Statement of Operations.

Tax Matter

During the third quarter of 2014, the Company recognized a tax benefit of $687 million primarily related to the reversal of certain tax reserves, including related interest accruals, in connection with a Federal tax settlement on the examination of the Company’s 2005-2007 tax returns. Certain matters addressed in the examination were not resolved and, accordingly, the Company is pursuing resolution of such matters through the Internal Revenue Service’s administrative appeals process.

NBA Agreement

On October 3, 2014, Turner entered into a nine-year agreement with the National Basketball Association (“NBA”), which extends Turner’s relationship with the NBA through the 2024/2025 season and increases TNT’s regular season coverage from 52 live games annually to 64 live games annually beginning with the 2016/2017 season. The agreement also provides Turner with enhanced digital rights during the extension period. The aggregate cash commitment for the programming rights under the new agreement is approximately $10.5 billion.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

2014 Debt Offering

On May 20, 2014, Time Warner issued $2.0 billion aggregate principal amount of debt securities in a public offering. See “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements” for more information.

Venezuela Currency

Certain of the Company’s divisions conduct business in Venezuela. As of September 30, 2014, the Company has $163 million of net Venezuelan Bolivares Fuertes (“VEF”) denominated consolidated monetary assets, primarily consisting of cash and accounts receivable, which have been remeasured at the official exchange rate as published by the Central Bank of Venezuela of 6.3 VEF to each U.S. Dollar. However, because of Venezuelan government-imposed restrictions on the exchange of foreign currency in Venezuela, the Company has not been able to convert VEF earned in Venezuela into U.S. Dollars at the official government rate.

In March 2013, the Venezuelan government announced the creation of a new foreign currency exchange system called the Complimentary System of Foreign Currency Acquirement (“SICAD”), a complementary currency auction system it created for purchases of U.S. Dollars by certain eligible importers and tourists. In December 2013, the Venezuelan government published the SICAD rate for the first time and issued Exchange Agreement No. 24, which clarified that SICAD could be used only by companies operating in the oil and gas industry for certain transactions and for gold purchases conducted by the Central Bank of Venezuela. In January 2014, the government expanded the use of SICAD and announced that it would increase the amount of U.S. Dollars available to buyers to $220 million per week from $100 million. In addition, through Exchange Agreement No. 25, the government noted that it would expand the use of the SICAD auction rate for certain other types of transactions that were previously limited to the official rate. For the period that includes September 30, 2014, the published SICAD exchange rate was 12 VEF for each U.S. Dollar. Based on the published SICAD requirements, the Company does not believe it is eligible to access the SICAD exchange. If the Company had used the published SICAD exchange rate as of September 30, 2014 to remeasure its VEF-denominated consolidated monetary assets, the Company would have recognized foreign exchange losses of approximately $78 million, on a pretax basis, in its Consolidated Statement of Operations.

On March 24, 2014, the Venezuelan government introduced a new currency exchange system referred to as SICAD 2, which is regulated by the Central Bank of Venezuela. The Company does not believe it is eligible to access the SICAD 2 exchange due to the requirement that an entity be domiciled in Venezuela to participate in the exchange. During the three months ended September 30, 2014, the published average daily rate was approximately 50.0 VEF for each U.S. Dollar. Given the status of its eligibility to access the SICAD and SICAD 2 exchanges, the Company continues to use the official exchange rate for its remeasurement rate as of September 30, 2014. If the Company is able to utilize the SICAD 2 exchange system to regularly access U.S. Dollars in future periods, the SICAD 2 rate may be used as its remeasurement rate. If the Company had used the published SICAD 2 exchange rate as of September 30, 2014 to remeasure its VEF-denominated consolidated monetary assets, the Company would have recognized foreign exchange losses of approximately $143 million, on a pretax basis, in its Consolidated Statement of Operations.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Additionally, Time Warner provided CME with a $115 million revolving credit facility and a $30 million term loan that mature on December 1, 2017. Amounts outstanding under the revolving credit facility will bear interest at a rate per annum based on LIBOR (subject to a minimum rate of 1.00%) plus 14%. CME can pay accrued interest for an applicable quarterly interest period either fully in cash or by adding such amount to the outstanding principal amount of the revolving credit facility. The revolving credit facility also contains a commitment fee on the average daily unused amount under the facility of 0.50% per annum. As of September 30, 2014, no amounts have been drawn under the revolving credit facility. The $30 million term loan bears interest at a rate of 15.0% per annum, paid semi-annually either fully in cash or by adding such amount to the principal amount of the loan.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by transactions and certain other items in each period as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13
		(recast)		(recast)

Asset impairments	$(5)	$(5)	$(31)	$(35)
Gain (loss) on operating assets, net	(5)	113	451	130
Other	(12)	32	(71)	14

Impact on Operating Income	(22)	140	349	109

Investment gains (losses), net	(78)	12	(57)	67
Amounts related to the separation of Time Warner Cable Inc.	-	3	(1)	9
Amounts related to the disposition of Warner Music Group	1	-	-	-
Amounts related to the Time Separation	2	-	2	-
Items affecting comparability relating to equity method investments	(5)	-	(25)	(12)

Pretax impact	(102)	155	268	173
Income tax impact of above items	7	(52)	84	(69)

Impact of items affecting comparability on income from continuing operations attributable to Time Warner Inc. shareholders	$(95)	$103	$352	$104

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $303 million and $346 million for the three and nine months ended September 30, 2014, respectively, and $56 million and $132 million for the three and nine months ended September 30, 2013, respectively. For the three months ended September 30, 2014, the Company also incurred $343 million of programming impairments, reflecting $482 million of programming impairments at the Turner segment, partially offset by $139 million of intercompany eliminations. For further discussion of Restructuring and severance costs and the programming impairments, see “Overview,” “Consolidated Results” and “Business Segment Results.”

Asset Impairments

During the three months ended September 30, 2014, the Company recognized asset impairments of $5 million, consisting of $4 million at the Turner segment related to miscellaneous assets and $1 million at Corporate related to certain internally developed software. For the nine months ended September 30, 2014, the Company recognized asset impairments of $15 million at the Turner segment related to miscellaneous assets, $4 million at the Home Box Office segment related to the noncash impairment of an international tradename and $5 million and $7 million at the Warner Bros. segment and Corporate, respectively, related to certain internally developed software.

During the three months ended September 30, 2013, the Company recognized an international intangible asset impairment of $5 million at the Turner segment. During the nine months ended September 30, 2013, the Company recognized asset impairments of $35 million, consisting of $17 million related to certain of Turner’s international intangible assets, $6 million related to programming assets resulting from Turner’s decision in the first quarter of 2013 to shut down certain of its entertainment networks in Spain, $5 million at the Warner Bros. segment related to miscellaneous assets and $7 million at Corporate related to certain internally developed software.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Gain (Loss) on Operating Assets, Net

For the three and nine months ended September 30, 2014, the Company recognized a $5 million loss on operating assets at the Turner segment related to the shutdown of a business. For the nine months ended September 30, 2014, the Company also recognized $15 million of gains at the Turner segment, reflecting a $2 million gain primarily related to the sale of a building in South America and a $13 million gain related to the sale of Zite, Inc. (“Zite”), a news content aggregation and recommendation platform, and a $441 million gain at Corporate in connection with the sale and leaseback of the Company’s space in Time Warner Center.

For the three and nine months ended September 30, 2013, the Company recognized a $105 million gain at the Home Box Office segment upon Home Box Office’s acquisition of its former partner’s interests in HBO Asia and HBO South Asia (collectively, “HBO Asia”), a $2 million gain at the Turner segment on the sale of a building and a $6 million gain at the Warner Bros. segment on miscellaneous operating assets. For the nine months ended September 30, 2013, the Company also recognized a $9 million gain at the Home Box Office segment upon Home Box Office’s acquisition of its former partner’s interest in HBO Nordic and an $8 million gain at Corporate on the disposal of certain corporate assets.

Other

Other reflects external costs related to mergers, acquisitions or dispositions of $12 million and $71 million for the three and nine months ended September 30, 2014, respectively, and $6 million and $24 million for the three and nine months ended September 30, 2013, respectively. External costs related to mergers, acquisitions or dispositions for the three and nine months ended September 30, 2014 consisted of $4 million and $14 million, respectively, at the Turner segment primarily related to exit costs in connection with the shutdown of CNN Latino, $4 million and $12 million, respectively, at the Warner Bros. segment primarily related to the Eyeworks Acquisition and $4 million and $45 million, respectively, at Corporate primarily related to the Time Separation. External costs related to mergers, acquisitions or dispositions for the three and nine months ended September 30, 2013 primarily reflected higher costs at Corporate of $4 million and $20 million, respectively, primarily related to the Time Separation. Other also includes a gain of $38 million for the three and nine months ended September 30, 2013 at Corporate related to the curtailment of certain post-retirement benefits (the “Curtailment”).

External costs related to mergers, acquisitions or dispositions and the gain related to the Curtailment are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Investment Gains (Losses), Net

For the three and nine months ended September 30, 2014, the Company recognized $78 million and $57 million, respectively, of net miscellaneous investment losses, consisting of $58 million and $59 million, respectively, of losses related to fair value adjustments on CME warrants and $20 million of net miscellaneous investment losses for the three months ended September 30, 2014 and $2 million of net miscellaneous investment gains for the nine months ended September 30, 2014. For the three months ended September 30, 2013, the Company recognized a $12 million gain associated with a fair value adjustment on an option to acquire securities that was terminated during the third quarter of 2013. For the nine months ended September 30, 2013, the Company recognized $67 million of net miscellaneous investment gains consisting of a $65 million gain on the sale of the Company’s investment in a theater venture in Japan, which included a $10 million gain related to a foreign currency contract, and $2 million of net miscellaneous investment gains.

Amounts Related to the Separation of Time Warner Cable Inc.

The Company recognized other expense of $1 million for the nine months ended September 30, 2014 and other income of $4 million and $10 million for the three and nine months ended September 30, 2013, respectively, related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by Time Warner Cable Inc. (“TWC”) employees, which has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations. For the three and nine months ended September 30, 2013, the Company also recognized $1 million of other loss related to changes in the value of a TWC tax indemnification receivable, which has also been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Amounts Related to the Disposition of Warner Music Group

For the three and nine months ended September 30, 2014, the Company recognized other income of $1 million and $0, respectively, primarily related to a tax indemnification obligation associated with the disposition of Warner Music Group (“WMG”) in 2004. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Time Separation

For the three and nine months ended September 30, 2014, the Company recognized $2 million of other income related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by certain Time Inc. employees.

Items Affecting Comparability Relating to Equity Method Investments

For the three and nine months ended September 30, 2014, the Company recognized $4 million as its share of costs related to a government investigation of an equity method investee and $1 million and $9 million, respectively, as its share of discontinued operations recorded by an equity method investee. In addition, for the nine months ended September 30, 2014, the Company recognized $12 million as its share of a loss on the extinguishment of debt recorded by an equity method investee. For the nine months ended September 30, 2013, the Company recognized $12 million as its share of a loss on the extinguishment of debt recorded by an equity method investee. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

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

Revenues.  The components of Revenues are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/14	9/30/13	% Change	9/30/14	9/30/13	% Change
		(recast)			(recast)

Subscription	$2,518	$2,297	10%	$7,473	$6,895	8%
Advertising	980	1,017	(4%)	3,360	3,360	-
Content	2,625	2,614	-	8,578	8,228	4%
Other	120	114	5%	423	374	13%

Total revenues	$6,243	$6,042	3%	$19,834	$18,857	5%

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the three and nine months ended September 30, 2014, the increase in Subscription revenues was primarily related to increases at the Turner and Home Box Office segments. Advertising revenues for the three months ended September 30, 2014 decreased primarily due to a decrease at the Turner segment. Advertising revenues for the nine months ended September 30, 2014 were flat as higher revenues at the Turner segment were offset by higher intercompany eliminations. Content revenues for the three months ended September 30, 2014 were essentially flat as an increase at Warner Bros. was offset by higher intercompany eliminations. The increase in Content revenues for the nine months ended September 30, 2014 was primarily due to increases at the Warner Bros. and Home Box Office segments, partially offset by higher intercompany eliminations. The increase in Other revenues for the three and nine months ended September 30, 2014 was primarily related to an increase at the Warner Bros. segment.

Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  For the three months ended September 30, 2014, Costs of revenues increased to $3.681 billion from $3.158 billion for the three months ended September 30, 2013 reflecting increases at the Turner and Home Box Office segments, partially offset by higher intercompany eliminations. For the nine months ended September 30, 2014, Costs of revenues increased to $11.457 billion from $10.508 billion for the nine months ended September 30, 2013 reflecting increases at the Turner, Warner Bros. and Home Box Office segments, partially offset by higher intercompany eliminations. Included in Costs of Revenues for the three and nine months ended September 30, 2014 was $343 million of programming impairments related to programming that will no longer be aired subsequent to September 30, 2014, reflecting $482 million of programming impairments at the Turner segment, partially offset by $139 million of intercompany eliminations primarily related to intercompany profits on programming licensed by the Warner Bros. segment to the Turner segment. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses.  For the three months ended September 30, 2014, Selling, general and administrative expenses increased 6% to $1.226 billion from $1.157 billion for the three months ended September 30, 2013, primarily reflecting an increase at Corporate and the Warner Bros. and Turner segments, partially offset by a decline at the Home Box Office segment. For the nine months ended September 30, 2014, Selling, general and administrative expenses increased 2% to $3.713 billion from $3.626 billion for the nine months ended September 30, 2013 primarily related to increases at Corporate and the Home Box Office segment, partially offset by decreases at the Turner and Warner Bros. segments. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $131 million and $399 million for the three and nine months ended September 30, 2014, respectively, and $136 million and $408 million for the three and nine months ended September 30, 2013, respectively.

Amortization Expense.  Amortization expense was $52 million and $152 million for the three and nine months ended September 30, 2014, respectively, and $50 million and $151 million for the three and nine months ended September 30, 2013, respectively.

Restructuring and Severance Costs.  For the three and nine months ended September 30, 2014 and 2013, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs are as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13
		(recast)		(recast)

Turner	$199	$30	$223	$64
Home Box Office	48	24	57	36
Warner Bros.	45	2	50	33
Corporate	11	-	16	(1)

Total restructuring and severance costs	$303	$56	$346	$132

Operating Income.  Operating Income decreased to $971 million for the three months ended September 30, 2014 from $1.729 billion for the three months ended September 30, 2013. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $22 million of expense and $140 million of income for the three months ended September 30, 2014 and 2013, respectively, Operating Income decreased $596 million, primarily reflecting a decrease at the Turner segment.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Operating Income increased to $4.586 billion for the nine months ended September 30, 2014 from $4.535 billion for the nine months ended September 30, 2013. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $349 million and $109 million of income for the nine months ended September 30, 2014 and 2013, respectively, Operating Income decreased $189 million, reflecting a decrease at the Turner segment, partially offset by increases at the Home Box Office and Warner Bros. segments.

The segment variations are discussed under “Business Segment Results.”

Interest Expense, Net.  For the three months ended September 30, 2014, Interest expense, net increased to $307 million from $300 million for the three months ended September 30, 2013 reflecting higher average debt balances, partially offset by higher interest income of $18 million mainly due to noncash interest income related to the CME transactions in the second quarter of 2014 and lower average interest rates. For the nine months ended September 30, 2014, Interest expense, net decreased to $868 million from $889 million for the nine months ended September 30, 2013 reflecting higher interest income of $67 million mainly due to the recognition of interest income on a note receivable that was collected in March 2014 and noncash interest income related to the CME transactions in the second quarter of 2014 as well as lower average interest rates, partially offset by higher average debt balances.

Other Loss, Net.  Other loss, net detail is shown in the table below (millions):

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13
		(recast)		(recast)

Investment gains (losses), net	$(78)	$12	$(57)	$67
Amounts related to the separation of TWC	-	3	(1)	9
Amounts related to the disposition of WMG	1	-	-	-
Amounts related to the Time Separation	2	-	2	-
Loss from equity method investees	(63)	(26)	(83)	(117)
Other	3	(9)	(1)	(19)

Other loss, net	$(135)	$(20)	$(140)	$(60)

Investment gains (losses), net and amounts related to the separation of TWC, the disposition of WMG and the Time Separation are discussed under “Transactions and Other Items Affecting Comparability.” The remaining change in Other loss, net for the three months ended September 30, 2014 was primarily related to higher net losses from equity method investees and for the nine months ended September 30, 2014 was primarily related to lower net losses from equity method investees.

Income Tax (Provision) Benefit.  Income tax benefit was $437 million for the three months ended September 30, 2014 as compared to an Income tax provision of $451 million for the three months ended September 30, 2013. Income tax provision decreased to $404 million for the nine months ended September 30, 2014 from $1.166 billion for the nine months ended September 30, 2013. The Company’s effective tax rate was (83)% and 11% for the three and nine months ended September 30, 2014, respectively, compared to 32% and 33% for the three and nine months ended September 30, 2013, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2014 was primarily due to the recognition of a tax benefit attributable to the reversal of tax reserves in connection with a Federal tax settlement, which decreased the effective tax rate by 130% and 19% for the three and nine months ended September 30, 2014, respectively. For more information, refer to Note 14, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

Income from Continuing Operations.  Income from continuing operations was $966 million and $958 million for the three months ended September 30, 2014 and 2013, respectively. Excluding the items noted under “Transactions and Other

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Items Affecting Comparability” totaling $95 million of expense and $103 million of income for the three months ended September 30, 2014 and 2013, respectively, income from continuing operations increased $206 million, primarily reflecting an income tax benefit, partly offset by lower Operating Income. Basic and Diluted income from continuing operations per common share attributable to Time Warner Inc. common shareholders were $1.13 and $1.11, respectively, for the three months ended September 30, 2014 and were $1.04 and $1.02, respectively, for the three months ended September 30, 2013.

Income from continuing operations was $3.174 billion and $2.420 billion for the nine months ended September 30, 2014 and 2013, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $352 million and $104 million of income for the nine months ended September 30, 2014 and 2013, respectively, Income from continuing operations increased $506 million, primarily reflecting a decrease in Income tax provision. Basic and Diluted income from continuing operations per common share attributable to Time Warner Inc. common shareholders were $3.63 and $3.56, respectively, for the nine months ended September 30, 2014 and were $2.60 and $2.55, respectively, for the nine months ended September 30, 2013.

Discontinued Operations, Net of Tax.  For the three and nine months ended September 30, 2014, Discontinued operations, net of tax was income of $1 million and a loss of $65 million, respectively, compared to income of $225 million and $288 million for the three and nine months ended September 30, 2013, respectively.

For the three months ended September 30, 2014, Basic and Diluted income from discontinued operations per common share attributable to Time Warner Inc. common shareholders were both $0.00. For the nine months ended September 30, 2014, Basic and Diluted loss from discontinued operations per common share attributable to Time Warner Inc. common shareholders were $0.08 and $0.07, respectively. For the three months ended September 30, 2013, Basic and Diluted income from discontinued operations per common share attributable to Time Warner Inc. common shareholders were $0.25 and $0.24, respectively. For the nine months ended September 30, 2013, Basic and Diluted income from discontinued operations per common share attributable to Time Warner Inc. common shareholders were $0.31 and $0.30, respectively.

Net Income Attributable to Time Warner Inc. Shareholders.  Net income attributable to Time Warner Inc. shareholders was $967 million and $1.183 billion for the three months ended September 30, 2014 and 2013, respectively, and $3.109 billion and $2.708 billion for the nine months ended September 30, 2014 and 2013, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $1.13 and $1.11, respectively, for the three months ended September 30, 2014 and were $1.29 and $1.26, respectively, for the three months ended September 30, 2013. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $3.55 and $3.49, respectively, for the nine months ended September 30, 2014 and were $2.91 and $2.85, respectively, for the nine months ended September 30, 2013.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Business Segment Results

Turner.  Revenues and Operating Income of the Turner segment for the three and nine months ended September 30, 2014 and 2013 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/14	9/30/13	% Change	9/30/14	9/30/13	% Change
Revenues:
Subscription	$1,334	$1,217	10%	$3,966	$3,665	8%
Advertising	993	1,011	(2%)	3,414	3,368	1%
Content	83	71	17%	268	265	1%
Other	36	39	(8%)	141	137	3%

Total revenues	2,446	2,338	5%	7,789	7,435	5%
Costs of revenues(a)	(1,416)	(858)	65%	(3,962)	(3,241)	22%
Selling, general and administrative(a)	(430)	(417)	3%	(1,264)	(1,287)	(2%)
Gain (loss) on operating assets	(5)	2	NM	10	2	NM
Asset impairments	(4)	(5)	(20%)	(15)	(23)	(35%)
Restructuring and severance costs	(199)	(30)	NM	(223)	(64)	248%
Depreciation	(51)	(58)	(12%)	(157)	(174)	(10%)
Amortization	(4)	(5)	(20%)	(12)	(15)	(20%)

Operating Income	$337	$967	(65%)	$2,166	$2,633	(18%)

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues for the three and nine months ended September 30, 2014 reflected higher domestic revenues of $92 million and $249 million, respectively, primarily due to higher domestic rates and higher international revenues of $25 million and $52 million, respectively, mainly driven by growth in Latin America.

The decrease in Advertising revenues for the three months ended September 30, 2014 primarily reflected a decrease in international revenues mainly in Latin America. The increase in Advertising revenues for the nine months ended September 30, 2014 reflected domestic growth of $50 million, driven by the 2014 National Collegiate Athletic Association Division I Men’s Basketball Championship tournament (the “NCAA Tournament”), including the airing of additional games and higher pricing, partially offset by lower audience delivery and demand.

The components of Costs of revenues for the Turner segment are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/14	9/30/13	% Change	9/30/14	9/30/13	% Change
Programming costs:
Originals and sports	$674	$451	49%	$2,356	$2,006	17%
Acquired films and syndicated series	545	211	158%	1,002	654	53%

Total programming costs	1,219	662	84%	3,358	2,660	26%
Other direct operating costs	197	196	1%	604	581	4%

Costs of revenues(a)	$1,416	$858	65%	$3,962	$3,241	22%

(a)	Costs of revenues exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the three and nine months ended September 30, 2014, Costs of revenues increased primarily due to programming impairments of $482 million as a result of the Turner segment’s decision following its strategic evaluation of its programming to no longer air certain programming. Excluding these programming impairments, programming costs increased for the three and nine months ended September 30, 2014 primarily due to higher originals and sports programming costs, which for the three months ended September 30, 2014 was primarily due to an increased volume of original series and higher costs related to the first year of a new agreement with Major League Baseball and for the nine months ended September 30, 2014 was primarily due to higher costs related to the NCAA Tournament and original series.

For the three months ended September 30, 2014, Selling, general and administrative expenses increased mainly due to higher marketing expenses in conjunction with the launch of new original programming. For the nine months ended September 30, 2014, Selling, general and administrative expenses decreased primarily due to the reversal of a $20 million accrued contingency.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Gain (loss) on operating assets and external costs related to mergers, acquisitions and dispositions for the three and nine months ended September 30, 2014 and 2013, which affected the comparability of the Turner segment’s results.

The results for the three months ended September 30, 2014 included $199 million of Restructuring and severance costs primarily related to headcount reductions in connection with restructuring activities designed to position the Company for the current operating environment and reallocate resources to the Company’s growth initiatives. For the three and nine months ended September 30, 2013, Turner incurred Restructuring and severance costs primarily related to employee severance actions.

The decrease in Operating Income for the three and nine months ended September 30, 2014, was primarily due to higher Costs of revenues and higher Restructuring and severance costs, partially offset by higher Revenues.

Home Box Office.  Revenues and Operating Income of the Home Box Office segment for the three and nine months ended September 30, 2014 and 2013 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/14	9/30/13	% Change	9/30/14	9/30/13	% Change
Revenues:
Subscription	$1,156	$1,050	10%	$3,427	$3,135	9%
Content	146	136	7%	627	495	27%
Other	2	-	NM	6	-	NM

Total revenues	1,304	1,186	10%	4,060	3,630	12%
Costs of revenues(a)	(678)	(558)	22%	(1,992)	(1,743)	14%
Selling, general and administrative(a)	(176)	(181)	(3%)	(546)	(516)	6%
Gain on operating assets	-	105	(100%)	-	114	(100%)
Asset impairments	-	-	NM	(4)	-	NM
Restructuring and severance costs	(48)	(24)	100%	(57)	(36)	58%
Depreciation	(18)	(24)	(25%)	(58)	(65)	(11%)
Amortization	(4)	(2)	100%	(11)	(6)	83%

Operating Income	$380	$502	(24%)	$1,392	$1,378	1%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues for the three and nine months ended September 30, 2014 was primarily due to higher domestic subscription revenues of $57 million and $151 million, respectively, driven primarily by higher contractual rates and an increase in the number of subscribers, as well as the consolidation of HBO Asia in September 2013, which contributed revenues of $40 million and $120 million for the three and nine months ended September 30, 2014, respectively, and to a lesser extent for the nine months ended September 30, 2014, the consolidation of HBO Nordic in June 2013.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The increase in Content revenues for the three months ended September 30, 2014 was primarily due to higher home video revenues. The increase in Content revenues for the nine months ended September 30, 2014 was primarily due to the licensing of select original programming to the Amazon SVOD Service.

The components of Costs of revenues for the Home Box Office segment are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/14	9/30/13	% Change	9/30/14	9/30/13	% Change
Programming costs:
Originals and sports	$219	$191	15%	$697	$627	11%
Acquired films and syndicated series	262	222	18%	751	671	12%

Total programming costs	481	413	16%	1,448	1,298	12%
Other direct operating costs	197	145	36%	544	445	22%

Costs of revenues(a)	$678	$558	22%	$1,992	$1,743	14%

(a)	Costs of revenues exclude depreciation.

The increase in Costs of revenues for the three and nine months ended September 30, 2014 reflected higher programming and other direct operating costs. The increase in programming costs for the three and nine months ended September 30, 2014 was primarily due to higher Acquired films and syndicated series programming costs, which for the three months ended September 30, 2014 included the consolidation of HBO Asia and for the nine months ended September 30, 2014 included the consolidations of both HBO Asia and HBO Nordic, as well as higher Originals and sports programming costs, reflecting higher costs for original series. The increase in other direct operating costs for the three and nine months ended September 30, 2014 was mainly due to higher participation expenses and for the nine months ended September 30, 2014 the absence of a $31 million reduction to a receivable allowance recorded in 2013.

For the three months ended September 30, 2014, Selling, general and administrative expenses decreased mainly due to lower domestic marketing expenses of $9 million, partially offset by the consolidation of HBO Asia, which contributed $6 million of expenses. For the nine months ended September 30, 2014, Selling, general and administrative expenses increased due to the consolidations of HBO Asia and HBO Nordic, which contributed $31 million of expenses.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments and Gain (loss) on operating assets for the three and nine months ended September 30, 2014 and 2013, which affected the comparability of the Home Box Office segment’s results.

The results for the three months ended September 30, 2014 included $48 million of Restructuring and severance costs primarily related to headcount reductions in connection with restructuring activities designed to position the Company for the current operating environment and reallocate resources to the Company’s growth initiatives. For the three and nine months ended September 30, 2013, Home Box Office incurred Restructuring and severance costs primarily related to executive severance costs.

The decrease in Operating Income for the three months ended September 30, 2014 was primarily due to the impact of a $105 million gain on operating assets on the results for the three months ended September 30, 2013 and higher costs of revenues, partially offset by higher revenues. The increase in Operating Income for the nine months ended September 30, 2014 was primarily due to higher Revenues, partially offset by higher Costs of revenues and the impact of a $105 million gain on operating assets on the results for the nine months ended September 30, 2013.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Warner Bros.  Revenues and Operating Income of the Warner Bros. segment for the three and nine months ended September 30, 2014 and 2013 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/14	9/30/13	% Change	9/30/14	9/30/13	% Change
Revenues:
Subscription	$35	$30	17%	$102	$95	7%
Advertising	23	25	(8%)	57	57	-
Content	2,634	2,564	3%	8,268	7,927	4%
Other	83	75	11%	284	237	20%

Total revenues	2,775	2,694	3%	8,711	8,316	5%
Costs of revenues(a)	(1,941)	(1,862)	4%	(6,162)	(5,874)	5%
Selling, general and administrative(a)	(452)	(438)	3%	(1,361)	(1,381)	(1%)
Gain on operating assets	-	6	NM	-	6	NM
Asset impairments	-	-	NM	(5)	(5)	-
Restructuring and severance costs	(45)	(2)	NM	(50)	(33)	52%
Depreciation	(56)	(48)	17%	(164)	(148)	11%
Amortization	(44)	(43)	2%	(129)	(130)	(1%)

Operating Income	$237	$307	(23%)	$840	$751	12%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Content revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Content revenues for the three and nine months ended September 30, 2014 and 2013 are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/14	9/30/13	% Change	9/30/14	9/30/13	% Change
Theatrical product:
Film rentals	$271	$520	(48%)	$1,264	$1,473	(14%)
Home video and electronic delivery	390	371	5%	1,335	1,271	5%
Television licensing	430	346	24%	1,274	1,227	4%
Consumer products and other	75	57	32%	184	142	30%

Total theatrical product	1,166	1,294	(10%)	4,057	4,113	(1%)

Television product:
Television licensing	993	897	11%	2,967	2,663	11%
Home video and electronic delivery	144	162	(11%)	368	458	(20%)
Consumer products and other	59	51	16%	205	178	15%

Total television product	1,196	1,110	8%	3,540	3,299	7%

Other	272	160	70%	671	515	30%

Total Content revenues	$2,634	$2,564	3%	$8,268	$7,927	4%

Theatrical product revenues from film rentals decreased for the three months ended September 30, 2014, primarily reflecting lower revenues of $262 million from theatrical films released during the third quarter of 2014 compared to the third quarter of 2013. The Company released 5 theatrical films during both the three months ended September 30, 2014 and

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

2013. Theatrical product revenues from film rentals decreased for the nine months ended September 30, 2014, reflecting lower revenues of $248 million from theatrical films released in the first nine months of 2014 compared to the first nine months of 2013, partially offset by higher carryover revenues of $39 million from prior period releases. The Company released 14 theatrical films in the first nine months of both 2014 and 2013.

For the three months ended September 30, 2014, theatrical product revenues from home video and electronic delivery increased due to higher revenues of $38 million from prior period releases, including catalog titles, partially offset by lower revenues of $19 million from releases during the third quarter of 2014 compared to the third quarter of 2013. There were 3 home video and electronic delivery releases during both the three months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014, theatrical product revenues from home video and electronic delivery increased due to higher revenues of $108 million from releases in the first nine months of 2014 compared to the first nine months of 2013, partially offset by lower revenues of $44 million from prior period releases, including catalog titles. There were 11 and 10 home video and electronic delivery releases during the first nine months of 2014 and 2013, respectively.

Theatrical product revenues from television licensing increased for the three and nine months ended September 30, 2014 due primarily to the timing and mix of availabilities.

Television product revenues from television licensing for the three and nine months ended September 30, 2014 increased primarily due to higher license fees from SVOD services and growth in television production reflecting additional series produced and revenues from the Eyeworks Acquisition. In addition, the growth in television product revenues from television licensing for the three months ended September 30, 2014 was partly offset by lower license fees from networks, television station groups and premium pay television services.

The decrease in television product revenues from home video and electronic delivery for the three and nine months ended September 30, 2014 was primarily due to continued declines in sales of consumer packaged goods.

Other content revenues increased for the three months ended September 30, 2014 reflecting higher revenues of $28 million from videogames released during the third quarter of 2014 compared to the third quarter of 2013, and for the nine months ended September 30, 2014 due to higher carryover revenues of $53 million from videogames released in prior periods. The Company released 3 and 6 videogames during the three and nine months ended September 30, 2014, respectively, and 1 and 6 videogames during the three and nine months ended September 30, 2013, respectively. In addition, Other content revenues increased for the three and nine months ended September 30, 2014 due to $75 million of revenues from a patent license and settlement agreement.

Other revenues increased for the nine months ended September 30, 2014 primarily due to an increase in the production of television series on behalf of third parties.

The components of Costs of revenues for the Warner Bros. segment are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/14	9/30/13	% Change	9/30/14	9/30/13	% Change
Film and television production costs	$1,321	$1,234	7%	$4,082	$3,828	7%
Print and advertising costs	409	416	(2%)	1,368	1,377	(1%)
Other costs, including merchandise and related costs	211	212	-	712	669	6%

Costs of revenues(a)	$1,941	$1,862	4%	$6,162	$5,874	5%

(a)	Costs of revenues exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Included in film and television production costs are production costs related to videogames, as well as theatrical film and videogame valuation adjustments resulting primarily from revisions to estimates of ultimate revenue and/or costs for certain theatrical films and videogames. Theatrical film valuation adjustments for the three and nine months ended September 30, 2014 were $14 million and $50 million, respectively, and $21 million and $31 million for the three and nine months ended September 30, 2013, respectively. Videogame valuation adjustments for the three and nine months ended September 30, 2014 were $27 million and $45 million, respectively, and $27 million for both the three and nine months ended September 30, 2013. The changes in film and television production costs for the three and nine months ended September 30, 2014 were primarily due to the performance and mix of product released.

For the nine months ended September 30, 2014, Selling, general and administrative expenses decreased mainly due to a reversal of certain bad debt reserves.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Gain (loss) on operating assets and external costs related to mergers, acquisitions and dispositions for the three and nine months ended September 30, 2014 and 2013, which affected the comparability of the Warner Bros. segment’s results.

The results for the three months ended September 30, 2014 included $45 million of Restructuring and severance costs primarily related to headcount reductions in connection with restructuring activities designed to position the Company for the current operating environment and reallocate resources to the Company’s growth initiatives. As discussed in “Recent Developments,” the Warner Bros. segment expects additional headcount reductions and related Restructuring and severance costs in the fourth quarter of 2014. For the nine months ended September 30, 2013, Warner Bros. incurred Restructuring and severance costs primarily related to executive severance costs.

The decrease in Operating Income for the three months ended September 30, 2014 was primarily due to higher Costs of revenues and higher Restructuring and severance costs, partially offset by higher Revenues. The increase in Operating Income for the nine months ended September 30, 2014 was primarily due to higher Revenues and lower Selling, general and administrative expenses, partially offset by higher Costs of revenues and higher Restructuring and severance costs.

Corporate.  Corporate’s Operating Income (Loss) for the three and nine months ended September 30, 2014 and 2013 was as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/14	9/30/13	% Change	9/30/14	9/30/13	% Change
Selling, general and administrative(a)	$(101)	$(97)	4%	$(345)	$(293)	18%
Curtailment	-	38	(100%)	-	38	(100%)
Gain on operating assets	-	-	-	441	8	NM
Asset impairments	(1)	-	NM	(7)	(7)	-
Restructuring and severance costs	(11)	-	NM	(16)	1	NM
Depreciation	(6)	(6)	-	(20)	(21)	(5%)

Operating Income (Loss)	$(119)	$(65)	83%	$53	$(274)	(119%)

(a)	Selling, general and administrative expenses exclude depreciation.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Gain (loss) on operating assets, the Curtailment and external costs related to mergers, acquisitions and dispositions for the three and nine months ended September 30, 2014 and 2013, which affected the comparability of Corporate’s results.

The results for the three months ended September 30, 2014 included $11 million of Restructuring and severance costs primarily related to headcount reductions in connection with restructuring activities designed to position the Company for the current operating environment and reallocate resources to the Company’s growth initiatives.

Excluding the transactions noted above, Operating Loss for the nine months ended September 30, 2014 increased primarily due to the absence of a benefit associated with a reduction in certain accrued employee benefit plan liabilities in 2013.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Selling, general and administrative expenses included costs related to enterprise efficiency initiatives of $10 million and $14 million for the three months ended September 30, 2014 and 2013, respectively, and $34 million and $36 million for the nine months ended September 30, 2014 and 2013, respectively. The enterprise efficiency initiatives involve the centralization of certain administrative functions to generate cost savings or other benefits for the Company.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments, quarterly dividend payments and the purchase of common stock under the Company’s stock repurchase program. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at September 30, 2014 was $8.230 billion, which included $3.210 billion of Cash and equivalents.

In connection with the Time Separation, the Company received $1.4 billion from Time Inc. consisting of proceeds from Time Inc.’s acquisition of the IPC publishing business in the U.K. from a wholly-owned subsidiary of Time Warner and a special dividend.

Current Financial Condition

At September 30, 2014, Time Warner had net debt of $19.347 billion ($22.557 billion of debt less $3.210 billion of Cash and equivalents) and $25.230 billion of Shareholders’ equity, compared to net debt of $18.311 billion ($20.127 billion of debt less $1.816 billion of Cash and equivalents) and $29.904 billion of Shareholders’ equity at December 31, 2013.

The following table shows the significant items contributing to the increase in net debt from December 31, 2013 to September 30, 2014 (millions):

Balance at December 31, 2013 (recast)	$18,311
Cash provided by operations from continuing operations	(2,674)
Capital expenditures	316
Repurchases of common stock	4,481
Dividends paid to common stockholders	841
Investments and acquisitions, net of cash acquired	908
Proceeds from Time Inc. in the Time Separation	(1,400)
Proceeds from the sale of Time Warner Center	(1,264)
Other investment and sale proceeds	(142)
Proceeds from the exercise of stock options	(276)
All other, net	246

Balance at September 30, 2014	$19,347

On June 13, 2014, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases in addition to the $5.0 billion it had previously authorized for share repurchases beginning January 1, 2014. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2014 through October 31, 2014, the Company repurchased 69 million shares of common stock for $4.859 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Cash Flows

Cash and equivalents increased by $1.394 billion, including $184 million of Cash used by discontinued operations, for the nine months ended September 30, 2014. Cash and equivalents decreased by $1.256 million, including $259 million of Cash provided by discontinued operations for the nine months ended September 30, 2013. Components of these changes are discussed below in more detail.

Operating Activities from Continuing Operations

Details of Cash provided by operations from continuing operations are as follows (millions):

	Nine Months Ended September 30,
	2014	2013
		(recast)

Operating Income	$4,586	$4,535
Depreciation and amortization	551	559
Net interest payments(a)	(847)	(840)
Net income taxes paid(b)	(1,381)	(782)
All other, net, including working capital changes	(235)	(904)

Cash provided by operations from continuing operations	$2,674	$2,568

(a)	Includes cash interest received of $44 million and $38 million for the nine months ended September 30, 2014 and 2013, respectively.
(b)	Includes income tax refunds received of $43 million and $62 million for the nine months ended September 30, 2014 and 2013, respectively.

Cash provided by operations from continuing operations for the nine months ended September 30, 2014 increased primarily due to lower cash used by working capital and higher Operating Income, partially offset by higher net income taxes paid. Cash used by working capital decreased primarily due to the timing of Restructuring and severance payments and lower participation payments.

Investing Activities from Continuing Operations

Details of Cash provided (used) by investing activities from continuing operations are as follows (millions):

	Nine Months Ended September 30,
	2014	2013
		(recast)

Investments in available-for-sale securities	$(30)	$(25)
Investments and acquisitions, net of cash acquired:
Eyeworks	(267)	-
CME	(371)	(287)
All other	(240)	(172)
Capital expenditures	(316)	(296)
Proceeds from the sale of available-for-sale securities	17	33
Proceeds from Time Inc. in the Time Separation	1,400	-
Proceeds from the sale of Time Warner Center	1,264	-
Other investment proceeds	125	167

Cash provided (used) by investing activities from continuing operations	$1,582	$(580)

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The change in Cash provided (used) by investing activities from continuing operations for the nine months ended September 30, 2014 was primarily due to cash received in connection with the Time Separation and proceeds from the sale of space in Time Warner Center. Included in Other investment proceeds for the nine months ended September 30, 2014 is $99 million of payments related to the Company’s investment in the Hudson Yards development in connection with the Company’s plan to consolidate its New York City locations to the Hudson Yards development.

Financing Activities from Continuing Operations

Details of Cash used by financing activities from continuing operations are as follows (millions):

	Nine Months Ended September 30,
	2014	2013
		(recast)

Borrowings	$2,406	$24
Debt repayments	(21)	(756)
Proceeds from the exercise of stock options	276	596
Excess tax benefit from equity instruments	138	154
Principal payments on capital leases	(8)	(6)
Repurchases of common stock	(4,481)	(2,603)
Dividends paid	(841)	(811)
Other financing activities	(147)	(101)

Cash used by financing activities from continuing operations	$(2,678)	$(3,503)

Cash used by financing activities from continuing operations for the nine months ended September 30, 2014 decreased primarily due to an increase in Borrowings and lower Debt repayments, partially offset by higher Repurchases of common stock and lower Proceeds from the exercise of stock options.

During the nine months ended September 30, 2014, the Company issued approximately 8 million shares of common stock and received $276 million in connection with the exercise of stock options. At September 30, 2014, all of the approximately 24 million exercisable stock options outstanding on such date had exercise prices below the closing price of the Company’s common stock on the New York Stock Exchange.

Cash Flows from Discontinued Operations

Details of Cash provided (used) by discontinued operations are as follows (millions):

	Nine Months Ended September 30,
	2014	2013
		(recast)

Cash provided (used) by operations from discontinued operations	$(10)	$263
Cash used by investing activities from discontinued operations	(51)	(22)
Cash used by financing activities from discontinued operations	(36)	-
Effect of change in cash and equivalents of discontinued operations	(87)	18

Cash provided (used) by discontinued operations	$(184)	$259

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At September 30, 2014, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $30.823 billion. Of this committed capacity, $8.230 billion was unused and $22.557 billion was outstanding as debt. At September 30, 2014, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$3,210	$-	$-	$3,210
Revolving credit facilities and commercial paper program(d)	5,000	-	-	5,000
Fixed-rate public debt	21,914	-	21,914	-
Other obligations(e)	699	36	643	20

Total	$30,823	$36	$22,557	$8,230

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 13.4 years as of September 30, 2014.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts. At September 30, 2014, the principal amounts of the Company’s publicly issued debt mature as follows: $0 in 2014, $1.000 billion in 2015, $1.150 billion in 2016, $500 million in 2017, $600 million in 2018, $650 million in 2019 and $18.131 billion thereafter. In the period after 2019, no more than $2.0 billion will mature in any given year.

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

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium cable, basic cable, network and syndicated television exhibition. Backlog was approximately $6.7 billion and $5.5 billion at September 30, 2014 and December 31, 2013, respectively. Included in the backlog amounts is licensing of theatrical and television product from the Warner Bros. segment to the Turner segment in the amount of $665 million and $477 million at September 30, 2014 and December 31, 2013, respectively. Also included in the backlog amounts is licensing of theatrical product from the Warner Bros. segment to the Home Box Office segment in the amount of $748 million and $749 million at September 30, 2014 and December 31, 2013, respectively.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

(i) the adequacy of the Company’s liquidity to meet its needs for the foreseeable future; (ii) the Company’s expected investment in space in the Hudson Yards development; (iii) the Company’s expectation that it will incur additional headcount reductions and related Restructuring and severance costs in the fourth quarter of 2014, primarily at the Warner Bros. segment; and (iv) the size of the headcount reductions associated with the Company’s restructuring activities.

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

•	the effects of any significant acquisitions, dispositions and other similar transactions by the Company;
•	the failure to meet earnings expectations;
•	the adequacy of the Company’s risk management framework;
•	changes in U.S. GAAP or other applicable accounting policies;
•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses;
•	a disruption or failure of the Company’s or its vendors’ network and information systems or other technology relied on by the Company;
•	the effect of union or labor disputes or player lockouts affecting the professional sports leagues whose programming is shown on the Company’s networks;
•	changes in tax, federal communication and other laws and regulations;
•	currency exchange restrictions and currency devaluation risks in some foreign countries, including, but not limited to, Venezuela;
•	changes in foreign exchange rates; and
•	the other risks and uncertainties detailed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(Unaudited; millions, except share amounts)

	September 30, 2014	December 31, 2013
		(recast)

ASSETS
Current assets
Cash and equivalents	$3,210	$1,816
Receivables, less allowances of $940 and $1,383	7,005	7,305
Inventories	1,776	1,648
Deferred income taxes	181	369
Prepaid expenses and other current assets	721	559
Current assets of discontinued operations	-	834

Total current assets	12,893	12,531

Noncurrent inventories and theatrical film and television production costs	6,779	7,016
Investments, including available-for-sale securities	2,336	2,009
Property, plant and equipment, net	2,678	3,291
Intangible assets subject to amortization, net	1,225	1,338
Intangible assets not subject to amortization	7,034	7,043
Goodwill	27,587	27,401
Other assets	2,563	2,458
Noncurrent assets of discontinued operations	-	4,912

Total assets	$63,095	$67,999

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,052	$6,754
Deferred revenue	504	542
Debt due within one year	1,168	66
Current liabilities of discontinued operations	-	1,026

Total current liabilities	8,724	8,388

Long-term debt	21,389	20,061
Deferred income taxes	1,797	2,287
Deferred revenue	349	351
Other noncurrent liabilities	5,606	6,324
Noncurrent liabilities of discontinued operations	-	684
Commitments and Contingencies (Note 14)

Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 842 million and 895 million shares outstanding	17	17
Additional paid-in capital	149,549	153,410
Treasury stock, at cost (810 million and 757 million shares)	(41,563)	(37,630)
Accumulated other comprehensive loss, net	(841)	(852)
Accumulated deficit	(81,932)	(85,041)

Total Time Warner Inc. shareholders’ equity	25,230	29,904
Noncontrolling interests	-	-

Total equity	25,230	29,904

Total liabilities and equity	$63,095	$67,999

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited; millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13
		(recast)		(recast)

Revenues	$6,243	$6,042	$19,834	$18,857
Costs of revenues	(3,681)	(3,158)	(11,457)	(10,508)
Selling, general and administrative	(1,226)	(1,157)	(3,713)	(3,626)
Amortization of intangible assets	(52)	(50)	(152)	(151)
Restructuring and severance costs	(303)	(56)	(346)	(132)
Asset impairments	(5)	(5)	(31)	(35)
Gain (loss) on operating assets, net	(5)	113	451	130

Operating income	971	1,729	4,586	4,535
Interest expense, net	(307)	(300)	(868)	(889)
Other loss, net	(135)	(20)	(140)	(60)

Income from continuing operations before income taxes	529	1,409	3,578	3,586
Income tax (provision) benefit	437	(451)	(404)	(1,166)

Income from continuing operations	966	958	3,174	2,420
Discontinued operations, net of tax	1	225	(65)	288

Net income	967	1,183	3,109	2,708
Less Net loss attributable to noncontrolling interests	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$967	$1,183	$3,109	$2,708

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$1.13	$1.04	$3.63	$2.60
Discontinued operations	-	0.25	(0.08)	0.31

Basic net income per common share	$1.13	$1.29	$3.55	$2.91

Average basic common shares outstanding	850.9	916.8	872.2	926.1

Diluted income per common share from continuing operations	$1.11	$1.02	$3.56	$2.55
Discontinued operations	-	0.24	(0.07)	0.30

Diluted net income per common share	$1.11	$1.26	$3.49	$2.85

Average diluted common shares outstanding	870.2	938.8	891.6	948.7

Cash dividends declared per share of common stock	$0.3175	$0.2875	$0.9525	$0.8625

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited; millions)

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13

Net income	$967	$1,183	$3,109	$2,708

Other comprehensive income (loss), net of tax:
Foreign currency translation:
Unrealized gains (losses) occurring during the period	(49)	14	(67)	(85)
Reclassification adjustment for gains realized in net income	-	-	-	(6)

Change in foreign currency translation	(49)	14	(67)	(91)

Securities:
Unrealized gains (losses) occurring during the period	2	1	(3)	1
Reclassification adjustment for gains realized in net income	-	-	(5)	-

Net gains (losses) on securities	2	1	(8)	1

Benefit obligations:
Unrealized gains (losses) occurring during the period	1	2	(36)	(17)
Reclassification adjustment for losses realized in net income	4	4	15	16

Change in benefit obligations	5	6	(21)	(1)

Derivative financial instruments:
Unrealized gains occurring during the period	4	13	3	26
Reclassification adjustment for (gains) losses realized in net income	1	(6)	-	(19)

Change in derivative financial instruments	5	7	3	7

Other comprehensive income (loss)	(37)	28	(93)	(84)

Comprehensive income	930	1,211	3,016	2,624
Less Comprehensive loss attributable to noncontrolling interests	-	-	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$930	$1,211	$3,016	$2,624

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months Ended September 30,

(Unaudited; millions)

	2014	2013
		(recast)

OPERATIONS
Net income	$3,109	$2,708
Less Discontinued operations, net of tax	65	(288)

Net income from continuing operations	3,174	2,420
Adjustments for noncash and nonoperating items:
Depreciation and amortization	551	559
Amortization of film and television costs	5,933	5,202
Asset impairments	31	35
Gain on investments and other assets, net	(453)	(70)
Equity in losses of investee companies, net of cash distributions	136	165
Equity-based compensation	174	189
Deferred income taxes	(315)	708
Changes in operating assets and liabilities, net of acquisitions	(6,557)	(6,640)

Cash provided by operations from continuing operations	2,674	2,568

INVESTING ACTIVITIES
Investments in available-for-sale securities	(30)	(25)
Investments and acquisitions, net of cash acquired	(878)	(459)
Capital expenditures	(316)	(296)
Investment proceeds from available-for-sale securities	17	33
Proceeds from Time Inc. in the Time Separation	1,400	-
Proceeds from the sale of Time Warner Center	1,264	-
Other investment proceeds	125	167

Cash provided (used) by investing activities from continuing operations	1,582	(580)

FINANCING ACTIVITIES
Borrowings	2,406	24
Debt repayments	(21)	(756)
Proceeds from exercise of stock options	276	596
Excess tax benefit from equity instruments	138	154
Principal payments on capital leases	(8)	(6)
Repurchases of common stock	(4,481)	(2,603)
Dividends paid	(841)	(811)
Other financing activities	(147)	(101)

Cash used by financing activities from continuing operations	(2,678)	(3,503)

Cash provided (used) by continuing operations	1,578	(1,515)

Cash provided (used) by operations from discontinued operations	(10)	263
Cash used by investing activities from discontinued operations	(51)	(22)
Cash used by financing activities from discontinued operations	(36)	-
Effect of change in cash and equivalents of discontinued operations	(87)	18

Cash provided (used) by discontinued operations	(184)	259

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,394	(1,256)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,816	2,760

CASH AND EQUIVALENTS AT END OF PERIOD	$3,210	$1,504

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended September 30,

(Unaudited; millions)

	2014			2013
	Time Warner Shareholders	Noncontrolling Interests	Total Equity	Time Warner Shareholders	Noncontrolling Interests	Total Equity

BALANCE AT BEGINNING OF PERIOD	$29,904	$-	$29,904	$29,796	$1	$29,797
Net income	3,109	-	3,109	2,708	-	2,708
Other comprehensive loss attributable to Continuing Operations	(115)	-	(115)	(50)	-	(50)
Other comprehensive income (loss) attributable to Discontinued Operations	22	-	22	(34)	-	(34)
Amounts related to the Time Separation	(2,797)	-	(2,797)	-	-	-
Cash dividends	(841)	-	(841)	(811)	-	(811)
Common stock repurchases	(4,500)	-	(4,500)	(2,604)	-	(2,604)
Amounts related primarily to stock options and restricted stock units	448	-	448	924	-	924

BALANCE AT END OF PERIOD	$25,230	$-	$25,230	$29,929	$1	$29,930

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Venezuela Currency

Certain of the Company’s divisions conduct business in Venezuela. As of September 30, 2014, the Company has $163 million of net Venezuelan Bolivares Fuertes (“VEF”) denominated consolidated monetary assets, primarily consisting of cash and accounts receivable, which have been remeasured at the official exchange rate as published by the Central Bank of Venezuela of 6.3 VEF to each U.S. Dollar. However, because of Venezuelan government-imposed restrictions on the exchange of foreign currency in Venezuela, the Company has not been able to convert VEF earned in Venezuela into U.S. Dollars at the official government rate. While there are two other legal exchange systems available in Venezuela, the Company believes the official exchange rate is appropriate to use as its remeasurement rate at September 30, 2014 for several reasons, including (i) the Company’s belief that it is not eligible to access those other exchange systems due to the requirement that an entity be domiciled in Venezuela to participate, (ii) a lack of clarity about those exchange systems’ stability and transaction volume and (iii) the Company’s eligibility to access Venezuelan currency exchange markets operated by the government in the past several years. If the Company had used the least favorable legal published exchange rate as of September 30, 2014 to remeasure its VEF-denominated consolidated monetary assets, the Company would have recognized foreign exchange losses of approximately $143 million, on a pretax basis, in the Consolidated Statement of Operations.

Accounting Guidance Adopted in 2014

Share-Based Payment Awards with Performance Targets Attainable After the Requisite Service Period

On July 1, 2014, the Company early adopted guidance that clarifies that a performance target that affects the vesting of an award payable in shares and that can be met after the requisite service period is a performance condition. Therefore, compensation expense related to such awards should only be recognized when it becomes probable that the performance target will be met, which could occur after the requisite service period has been satisfied. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the judgments made by companies when following this framework. The guidance will become effective on either a full or modified retrospective basis for the Company on January 1, 2017. The Company is evaluating the impact the guidance will have on its consolidated financial statements.

Discontinued Operations

In April 2014, guidance was issued that raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (i) a component of an entity or group of components that has been disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following disposal and retained equity method investments in a discontinued operation. This guidance will become effective on a prospective basis for the Company on January 1, 2015 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Eyeworks

On June 2, 2014, Warner Bros. acquired the operations outside the U.S. of Eyeworks Group, a television production and distribution company, which are located in 15 countries across Europe, South America, Australia and New Zealand, for approximately $267 million, net of cash acquired.

Summary of Discontinued Operations

Discontinued operations primarily reflects the Company’s former Time Inc. segment. In addition, during the third quarter of 2013, the Company recognized additional net tax benefits of $137 million associated with certain foreign tax attributes of the Warner Music Group, which the Company disposed of in 2004.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discontinued operations for the three and nine months ended September 30, 2014 and 2013 is as follows (millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13

Total revenues	$-	$818	$1,415	$2,388

Pretax income (loss)	3	114	(94)	226
Income tax benefit (provision)	(2)	111	29	62

Net income (loss)	$1	$225	$(65)	$288

Net income (loss) attributable to Time Warner Inc. shareholders	$1	$225	$(65)	$288

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income (loss) per common share	$-	$0.25	$(0.08)	$0.31

Average basic common shares outstanding	850.9	916.8	872.2	926.1

Diluted net income (loss) per common share	$-	$0.24	$(0.07)	$0.30

Average diluted common shares outstanding	870.2	938.8	891.6	948.7

3.	INVESTMENTS

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

Additionally, Time Warner provided CME with a $115 million revolving credit facility and a $30 million term loan that mature on December 1, 2017. Amounts outstanding under the revolving credit facility will bear interest at a rate per annum based on LIBOR (subject to a minimum rate of 1.00%) plus 14%. CME can pay accrued interest for an applicable quarterly interest period either fully in cash or by adding such amount to the principal amount of the revolving credit facility. The revolving credit facility also contains a commitment fee on the average daily unused amount under the facility of 0.50% per annum. As of September 30, 2014, no amounts have been drawn under the revolving credit facility. The $30 million term loan bears interest at a rate of 15.0% per annum, paid semi-annually either fully in cash or by adding such amount to the principal amount of the loan.

These transactions did not change the Company’s approximate 49% voting interest, but resulted in the Company holding an approximate 75% economic interest in CME on a diluted basis. The Company accounts for its investment in CME’s Class A common stock and Series A convertible preferred stock under the equity method of accounting. The Company accounts for its investment in CME’s Series B convertible redeemable preferred shares under the cost method of accounting. The warrants issued to Time Warner are recorded at fair value in the Consolidated Balance Sheet. The initial value of the warrants was recognized as a discount to the Senior Secured Notes and term loan and a deferred gain related to providing the revolving credit facility. The Senior Secured Notes are accounted for at their amortized cost and classified as held-to-maturity in the Consolidated Balance Sheet.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, respectively (millions):

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
					(recast)
Assets:
Trading securities:
Diversified equity securities(a)	$233	$5	$-	$238	$254	$5	$-	$259
Available-for-sale securities:
Equity securities	25	-	-	25	56	-	-	56
Debt securities	-	61	-	61	-	40	-	40
Derivatives:
Foreign exchange contracts	-	16	-	16	-	10	-	10
Other	-	-	159	159	6	-	8	14
Liabilities:
Derivatives:
Foreign exchange contracts	-	-	-	-	-	(17)	-	(17)
Other	-	-	(6)	(6)	-	-	(7)	(7)

Total	$258	$82	$153	$493	$316	$38	$1	$355

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements.

The balance as of September 30, 2014 of assets and liabilities valued using significant unobservable inputs (Level 3) primarily related to an asset of $154 million related to warrants to purchase shares of CME Class A common stock. The Company estimates the fair value of these warrants using a Monte Carlo Simulation model. Significant unobservable inputs used in the fair value measurement at September 30, 2014 are an expected term of 2.94 years and an expected volatility of approximately 83%. As of both September 30, 2014 and 2013, the other Level 3 assets and liabilities consisted of assets related to equity instruments held by employees of former subsidiaries of the Company, liabilities for contingent consideration and options to redeem securities.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the beginning and ending balances of net derivative assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the nine months ended September 30, 2014 and 2013 on such assets and liabilities that were included in the Consolidated Balance Sheet as of September 30, 2014 and 2013 (millions):

	September 30, 2014	September 30, 2013

Balance as of the beginning of the period	$1	$7
Included in other loss, net	(58)	12
Purchases	213	-
Settlements	(19)	(13)
Issuances	16	(2)
Transfers in and/or out of Level 3	-	-

Balance as of the end of the period	$153	$4

Net gain (loss) for the period included in net income related to assets and liabilities still held as of the end of the period	$(57)	$10

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at September 30, 2014, the fair value of Time Warner’s debt exceeded its carrying value by approximately $3.706 billion and, based on interest rates prevailing at December 31, 2013, the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.754 billion. The fair value of Time Warner’s debt was considered a Level 2 measurement as it was based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity.

Information about the Company’s investments in CME that are not required to be carried at fair value on a recurring basis is as follows (millions):

	Carrying Value	Fair Value	Fair Value Hierarchy

Class A common stock(a)	$45	$163	Level 1
Series B convertible redeemable preferred shares	227	204	Level 2
Senior secured notes	222	364	Level 2

(a)	Includes one share of Series A convertible preferred stock.

The fair values of the Company’s investments in CME’s Class A common stock (including Series A convertible preferred stock) and Series B convertible redeemable preferred shares are primarily determined by reference to the September 30, 2014 closing price of CME’s common stock. The fair value of the Company’s investment in CME’s Senior Secured Notes is primarily determined by reference to observable sales transactions.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the nine months ended September 30, 2014, the Company performed impairment reviews of certain intangible assets at international subsidiaries of Turner and Home Box Office. As a result, the Company recorded noncash impairments of $5 million to write down the value of these assets to $7 million. During the three and nine months ended September 30, 2013, the Company performed impairment reviews of certain intangible assets at international subsidiaries of Turner. As a result, the Company recorded noncash impairments of $5 million and $17 million, respectively, to write down the value of these assets to zero. The resulting fair value measurements were considered to be Level 3 measurements and were determined using a discounted cash flow (“DCF”) methodology with assumptions for cash flows associated with the use and eventual disposition of the assets.

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

	Carrying value before write down	Carrying value after write down

Fair value measurements made during the three months ended September 30,:
2014	$46	$-
2013	70	45

Fair value measurements made during the nine months ended September 30,:
2014	$234	$140
2013	105	49

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	September 30, 2014	December 31, 2013
		(recast)
Inventories:
Programming costs, less amortization	$3,306	$3,416
Other inventory, primarily DVDs and Blu-ray Discs	271	269

Total inventories	3,577	3,685
Less: current portion of inventory	(1,776)	(1,648)

Total noncurrent inventories	1,801	2,037

Theatrical film production costs:(a)
Released, less amortization	604	660
Completed and not released	496	246
In production	1,300	1,480
Development and pre-production	99	107

Television production costs:(a)
Released, less amortization	1,256	1,249
Completed and not released	529	536
In production	684	694
Development and pre-production	10	7

Total theatrical film and television production costs	4,978	4,979

Total noncurrent inventories and theatrical film and television production costs	$6,779	$7,016

(a)

Does not include $852 million and $958 million of acquired film library intangible assets as of September 30, 2014 and December 31, 2013, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

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

Gains and losses from hedging activities recognized in the Consolidated Statement of Operations, including hedge ineffectiveness, were not material for the three and nine months ended September 30, 2014 and 2013. In addition, such gains and losses were largely offset by corresponding economic gains or losses from the respective transactions that were hedged.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions and has entered into collateral agreements with certain of these counterparties to further protect the Company in the event of deterioration of the credit quality of such counterparties on outstanding transactions. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. For such foreign exchange contracts, the Company offsets the fair value of the amounts owed to or due from the counterparty and classifies the net amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at September 30, 2014 and December 31, 2013 (millions):

	September 30, 2014(a)	December 31, 2013(b)
Prepaid expenses and other current assets	$16	$10
Accounts payable and accrued liabilities	-	(17)

(a)

Includes $64 million ($46 million of qualifying hedges and $18 million of economic hedges) and $48 million ($35 million of qualifying hedges and $13 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

(b)

Includes $77 million ($64 million of qualifying hedges and $13 million of economic hedges) and $84 million ($53 million of qualifying hedges and $31 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

At September 30, 2014 and December 31, 2013, $34 million and $28 million of gains, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net at September 30, 2014 and December 31, 2013 are net gains of $1 million and $21 million, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

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

From January 1, 2014 through September 30, 2014, the Company repurchased approximately 64 million shares of common stock for approximately $4.500 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of September 30, 2014, $5.500 billion was remaining under the stock repurchase program.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary sets forth the activity within Other comprehensive income (loss) (millions):

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax

Unrealized losses on foreign currency translation	$(54)	$5	$(49)	$(66)	$(1)	$(67)
Unrealized gains (losses) on securities	4	(2)	2	(5)	2	(3)
Reclassification adjustment for gains on securities realized in net income(a)	-	-	-	(8)	3	(5)
Unrealized gains (losses) on benefit obligations	2	(1)	1	(50)	14	(36)
Reclassification adjustment for losses on benefit obligations realized in net income(b)	6	(2)	4	23	(8)	15
Unrealized gains on derivative financial instruments	6	(2)	4	5	(2)	3
Reclassification adjustment for losses on derivative financial instruments realized in net income(c)	1	-	1	-	-	-

Other comprehensive loss	$(35)	$(2)	$(37)	$(101)	$8	$(93)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax

Unrealized gains (losses) on foreign currency translation	$10	$4	$14	$(117)	$32	$(85)
Reclassification adjustment for gains on foreign currency translation realized in net income(a)	-	-	-	(9)	3	(6)
Unrealized gains on securities	2	(1)	1	2	(1)	1
Unrealized gains (losses) on benefit obligations	16	(14)	2	(2)	(15)	(17)
Reclassification adjustment for losses on benefit obligations realized in net income(b)	6	(2)	4	24	(8)	16
Unrealized gains on derivative financial instruments	21	(8)	13	42	(16)	26
Reclassification adjustment for gains on derivative financial instruments realized in net income(c)	(10)	4	(6)	(31)	12	(19)

Other comprehensive income (loss)	$45	$(17)	$28	$(91)	$7	$(84)

(a)	Pretax (gains) losses included in Other income (loss), net.
(b)	Pretax (gains) losses included in Selling, general and administrative expenses.
(c)	Pretax (gains) losses included in Selling, general and administrative expenses, Costs of revenues and Other income (loss), net are as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13
Selling, general and administrative expenses	$-	$(2)	$(3)	$(3)
Costs of revenues	1	(8)	3	(25)
Other loss, net	-	-	-	(3)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13
		(recast)		(recast)

Income from continuing operations attributable to Time Warner Inc. shareholders	$966	$958	$3,174	$2,420
Income allocated to participating securities	(3)	(4)	(11)	(12)

Income from continuing operations attributable to Time Warner Inc. common shareholders — basic	$963	$954	$3,163	$2,408

Average basic common shares outstanding	850.9	916.8	872.2	926.1
Dilutive effect of equity awards	19.3	22.0	19.4	22.6

Average diluted common shares outstanding	870.2	938.8	891.6	948.7

Antidilutive common share equivalents excluded from computation	-	-	1	-

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$1.13	$1.04	$3.63	$2.60
Diluted	$1.11	$1.02	$3.56	$2.55

10.	EQUITY-BASED COMPENSATION

The table below summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per share:

	Nine Months Ended September 30,
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

	Nine Months Ended September 30,
	2014	2013

RSUs	$65.42	$53.71
PSUs	77.02	87.17

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the number of stock options, RSUs and target PSUs granted (millions):

	Nine Months Ended September 30,
	2014	2013

Stock options	1.0	1.3
RSUs	2.6	3.2
PSUs	0.2	0.2

In connection with the Time Separation and in accordance with existing antidilution provisions in the Company’s equity plans, the number of stock options, RSUs and PSUs outstanding at the Distribution Date and the exercise prices of such stock options were prospectively adjusted to maintain the value of those awards subsequent to the Time Separation. The changes in the number of shares subject to outstanding equity awards and the exercise prices were determined by comparing the value of such awards immediately prior to the Time Separation to the value of such awards immediately after the Time Separation. Accordingly, the number of shares subject to each equity award outstanding as of the Distribution Date was increased by multiplying such number of shares by a factor of approximately 1.04, while the per share exercise price of each stock option was decreased by dividing such exercise price by a factor of approximately 1.04. The adjustments resulted in an increase of approximately 2 million shares subject to outstanding equity awards following the Time Separation. The adjustments to the outstanding equity awards did not result in any additional compensation expense.

Compensation expense recognized for equity-based awards is as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13
		(recast)		(recast)

RSUs and PSUs	$44	$43	$151	$160
Stock options	4	6	23	29

Total impact on operating income	$48	$49	$174	$189

Tax benefit recognized	$19	$16	$64	$64

Total unrecognized compensation cost related to unvested RSUs and target PSUs as of September 30, 2014, without taking into account expected forfeitures, is $215 million and is expected to be recognized over a weighted-average period between one and two years.

Total unrecognized compensation cost related to unvested stock option awards as of September 30, 2014, without taking into account expected forfeitures, is $15 million and is expected to be recognized over a weighted-average period within one year.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	BENEFIT PLANS

Components of Net Periodic Benefit Costs

A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s defined benefit pension plans for the three and nine months ended September 30, 2014 and 2013 is as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13
		(recast)		(recast)

Service cost	$1	$-	$2	$2
Interest cost	20	20	69	59
Expected return on plan assets	(22)	(23)	(72)	(67)
Amortization of prior service cost	1	1	1	1
Amortization of net loss	3	4	10	12

Net periodic benefit costs	$3	$2	$10	$7

Contributions	$7	$9	$24	$24

12.	RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations and real estate consolidations. For the three months ended September 30, 2014, the Company incurred $303 million of Restructuring and severance costs related to restructuring activities designed to position the Company for the current operating environment and reallocate resources to the Company’s growth initiatives. The restructuring activities and related costs relate to headcount reductions. Restructuring and severance costs expensed as incurred by segment for the three and nine months ended September 30, 2014 and 2013 are as follows (millions):

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13
		(recast)		(recast)

Turner	$199	$30	$223	$64
Home Box Office	48	24	57	36
Warner Bros.	45	2	50	33
Corporate	11	-	16	(1)

Total restructuring and severance costs	$303	$56	$346	$132

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13
		(recast)		(recast)

2014 activity	$300	$-	$340	$-
2013 and prior activity	3	56	6	132

Total restructuring and severance costs	$303	$56	$346	$132

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total

Remaining liability as of December 31, 2013 (recast)	$180	$6	$186
Net accruals	341	5	346
Noncash reductions(a)	(1)	-	(1)
Cash paid	(97)	(6)	(103)

Remaining liability as of September 30, 2014	$423	$5	$428

(a)	Noncash reductions relate to the settlement of certain employee-related liabilities with equity instruments.

As of September 30, 2014, of the remaining liability of $428 million, $280 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $148 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2017.

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

Information as to the Revenues, intersegment revenues, Operating Income (Loss) and Assets of Time Warner in each of its reportable segments is set forth below (millions):

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13
		(recast)		(recast)

Revenues
Turner	$2,446	$2,338	$7,789	$7,435
Home Box Office	1,304	1,186	4,060	3,630
Warner Bros.	2,775	2,694	8,711	8,316
Intersegment eliminations	(282)	(176)	(726)	(524)

Total revenues	$6,243	$6,042	$19,834	$18,857

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13
		(recast)		(recast)

Intersegment Revenues
Turner	$19	$19	$76	$65
Home Box Office	8	1	27	5
Warner Bros.	255	156	623	454

Total intersegment revenues	$282	$176	$726	$524

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13
		(recast)		(recast)

Operating Income (Loss)
Turner	$337	$967	$2,166	$2,633
Home Box Office	380	502	1,392	1,378
Warner Bros.	237	307	840	751
Corporate	(119)	(65)	53	(274)
Intersegment eliminations	136	18	135	47

Total operating income (loss)	$971	$1,729	$4,586	$4,535

	September 30, 2014	December 31, 2013
		(recast)

Assets
Turner	$25,284	$26,067
Home Box Office	13,941	13,687
Warner Bros.	20,173	20,066
Corporate	3,697	2,433
Assets of discontinued operations	-	5,746

Total assets	$63,095	$67,999

14.	COMMITMENTS AND CONTINGENCIES

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at September 30, 2014. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contingencies

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.

On October 8, 2004, certain heirs of Jerome Siegel, one of the creators of the “Superman” character, filed suit against the Company, DC Comics and Warner Bros. Entertainment Inc. in the U.S. District Court for the Central District of California. Plaintiffs’ complaint alleged, among other things, that plaintiffs terminated Siegel’s grants of one-half the rights in the Superman character as of April 16, 1999, and plaintiffs were entitled to up to one-half of the profits made on Superman since that date. On March 26, 2008, the court entered summary judgment, finding that plaintiffs’ termination notices were valid and recaptured a one-half interest in the Superman character as of April 16, 1999. On January 10, 2013, the U.S. Court of Appeals for the Ninth Circuit reversed the March 2008 summary judgment decision, holding that the parties reached a binding settlement agreement in 2001. By orders dated March 20, 2013, April 18, 2013, and June 18, 2013, the district court entered final judgment in this lawsuit and the related Superboy lawsuit, described below, in DC Comics’ favor, ruling that the plaintiffs had transferred any and all rights in the Superman and Superboy properties to DC Comics in 2001 pursuant to a binding settlement agreement. On July 16, 2013, the plaintiffs filed an appeal from the final judgment to the U.S. Court of Appeals for the Ninth Circuit.

On October 22, 2004, the same Siegel heirs filed a related lawsuit against the same defendants, as well as Warner Communications Inc. (now known as Warner Communications LLC) and Warner Bros. Television Production Inc. (now known as WB Studio Enterprises Inc.), in the U.S. District Court for the Central District of California. Plaintiffs claimed that Siegel was the sole creator of the character Superboy and, as such, DC Comics has had no right to create new Superboy works since plaintiffs’ alleged October 17, 2004 termination of Siegel’s grants of rights to the Superboy character. Plaintiffs sought a declaration regarding the validity of the alleged termination and an injunction against future use of the Superboy character. As described in the paragraph above regarding the Superman lawsuit, by orders dated March 20, 2013, April 18, 2013 and June 18, 2013, the district court entered final judgment in DC Comics’ favor, ruling that the plaintiffs had transferred any and all rights in the Superman and Superboy properties to DC Comics in 2001 pursuant to a binding settlement agreement. On July 16, 2013, the plaintiffs filed an appeal from the final judgment to the U.S. Court of Appeals for the Ninth Circuit.

On May 14, 2010, DC Comics filed a related lawsuit in the U.S. District Court for the Central District of California against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls. The lawsuit asserted, among other things, a claim for declaratory relief concerning the validity of the copyright termination notice served by the Shuster heirs, who purported to reclaim their rights to the Superman character from DC Comics with the termination notice. The lawsuit also asserted state law based claims, including seeking declaratory relief challenging the validity of various agreements between Mr. Toberoff, certain companies that he controls and the Shuster and Siegel heirs, as well as claims for intentional interference by Mr. Toberoff with DC Comics’ contracts and prospective economic advantage with the Shuster and Siegel heirs for which DC Comics sought monetary damages. On October 17, 2012, the district court granted summary judgment in favor of DC Comics, holding that the copyright termination notice served by the Shuster heirs was invalid and that the Shuster heirs had transferred any and all rights in the Superman properties to DC Comics in 1992 pursuant to a binding agreement with DC Comics. On November 21, 2013, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s October 2012 decision. On October 6, 2014, the U.S. Supreme Court denied the Shuster heirs’ petition for writ of certiorari. DC Comics’ other claims against the Siegel heirs, Mr. Toberoff and certain companies that Mr. Toberoff controls were either dismissed by the district court or are moot following the U.S. Supreme Court’s denial of the Shuster heirs’ petition for writ of certiorari.

On April 4, 2007, the National Labor Relations Board (“NLRB”) issued a complaint against CNN America Inc. (“CNN America”) and Team Video Services, LLC (“Team Video”). This administrative proceeding relates to CNN America’s December 2003 and January 2004 terminations of its contractual relationships with Team Video, under which Team Video had provided electronic newsgathering services in Washington, DC and New York, NY. The National Association of Broadcast Employees and Technicians, under which Team Video’s employees were unionized, initially filed charges of unfair labor practices with the NLRB in February 2004, alleging that CNN America and Team Video were joint employers, that CNN America was a successor employer to Team Video, and/or that CNN America discriminated in its hiring practices to avoid becoming a successor employer or due to specific individuals’ union affiliation or activities. The NLRB complaint seeks, among other things, the reinstatement of certain union members and monetary damages. On November 19, 2008, the presiding NLRB Administrative Law Judge (“ALJ”) issued a non-binding recommended decision and order, finding CNN America liable. On September 15, 2014, the NLRB affirmed the ALJ’s decision and adopted the ALJ’s order with certain modifications. On September 16, 2014, CNN America filed a notice of appeal with the U.S. Court of Appeals for the D.C. Circuit.

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

For matters disclosed above for which a loss is probable or reasonably possible, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0 and $130 million at September 30, 2014. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Income Tax Uncertainties

During the nine months ended September 30, 2014, the Company recorded net decreases to income tax reserves of approximately $745 million, of which approximately $475 million impacted the Company’s effective tax rate. During the nine months ended September 30, 2014, the Company recorded net decreases to interest reserves related to the income tax reserves of approximately $85 million.

During the third quarter of 2014, the Company recognized a tax benefit of $687 million primarily related to the reversal of certain tax reserves, including related interest accruals, in connection with a Federal tax settlement on the examination of the Company’s 2005-2007 tax returns. Certain matters involving the Company’s capital loss carryforward and research and development tax credits were not resolved as part of the settlement and, accordingly, the Company is pursuing resolution of such matters through the IRS’s administrative appeals process. The IRS is currently examining the Company’s 2008-2010 tax returns. In addition, during the third quarter of 2014, the Company recorded an increase to income tax reserves of $48 million related to a foreign tax matter. The Company believes that reasonably possible changes in the total amount of unrecognized tax benefits within the next twelve months are not significant.

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

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13
		(recast)		(recast)

Revenues	$54	$80	$278	$341
Expenses	(3)	(11)	(7)	(32)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other loss, net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

			Nine Months Ended September 30,
			2014	2013
				(recast)

Cash Flows
Cash payments made for interest			$(891)	$(878)
Interest income received			44	38

Cash interest payments, net			$(847)	$(840)

Cash payments made for income taxes			$(1,424)	$(844)
Income tax refunds received			43	62

Cash tax payments, net			$(1,381)	$(782)

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13
		(recast)		(recast)

Interest Expense, Net
Interest income	$39	$21	$139	$72
Interest expense	(346)	(321)	(1,007)	(961)

Total interest expense, net	$(307)	$(300)	$(868)	$(889)

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13
		(recast)		(recast)

Other Loss, Net
Investment gains (losses), net	$(78)	$12	$(57)	$67
Loss on equity method investees	(63)	(26)	(83)	(117)
Other	6	(6)	-	(10)

Total other loss, net	$(135)	$(20)	$(140)	$(60)

			September 30, 2014	December 31, 2013
				(recast)

Accounts Payable and Accrued Liabilities
Accounts payable			$499	$505
Accrued expenses			2,012	1,724
Participations payable			2,415	2,302
Programming costs payable			739	705
Accrued compensation			880	1,047
Accrued interest			364	313
Accrued income taxes			143	158

Total accounts payable and accrued liabilities			$7,052	$6,754

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2014	December 31, 2013
		(recast)
Other Noncurrent Liabilities
Noncurrent tax and interest reserves	$1,599	$2,540
Participations payable	1,012	1,078
Programming costs payable	1,001	1,076
Noncurrent pension and post-retirement liabilities	716	696
Deferred compensation	489	542
Other noncurrent liabilities	789	392

Total other noncurrent liabilities	$5,606	$6,324

Accounting for Collaborative Arrangements

The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute theatrical productions and the arrangement entered into with CBS Broadcasting, Inc. (“CBS”) and The National Collegiate Athletic Association (the “NCAA”) that provides Turner and CBS with exclusive television, Internet and wireless rights to the NCAA Division I Men’s Basketball Championship events (the “NCAA Tournament”) in the United States and its territories and possessions through 2024.

For the Company’s collaborative arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $69 million and $108 million were recorded in Costs of revenues for the three months ended September 30, 2014 and 2013, respectively, and $374 million and $351 million were recorded in Costs of revenues for the nine months ended September 30, 2014 and 2013, respectively.

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

All direct and indirect domestic subsidiaries are included in Time Warner Inc.’s consolidated U.S. tax return. In the condensed consolidating financial statements, tax (provision) benefit has been allocated based on each such subsidiary’s relative pretax income to the consolidated pretax income. With respect to the use of certain consolidated tax attributes (principally operating and capital loss carryforwards), such benefits have been allocated to the respective subsidiary that generated the taxable income permitting such use (i.e., pro-rata based on where the income was generated). For example, to the extent a Non-Guarantor Subsidiary generated a gain on the sale of a business for which the Parent Company utilized tax attributes to offset such gain, the tax attribute benefit would be allocated to that Non-Guarantor Subsidiary. Deferred taxes of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been determined based on the temporary differences between the book and tax basis of the respective assets and liabilities of the applicable entities.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

September 30, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$2,127	$214	$869	$-	$3,210
Receivables, net	64	1,056	5,890	(5)	7,005
Inventories	-	468	1,308	-	1,776
Deferred income taxes	181	58	(44)	(14)	181
Prepaid expenses and other current assets	116	112	493	-	721
Current assets of discontinued operations	-	-	-	-	-

Total current assets	2,488	1,908	8,516	(19)	12,893
Noncurrent inventories and theatrical film and television production costs	-	1,813	5,035	(69)	6,779
Investments in amounts due to and from consolidated subsidiaries	44,102	10,746	12,550	(67,398)	-
Investments, including available-for-sale securities	114	421	1,801	-	2,336
Property, plant and equipment, net	76	389	2,213	-	2,678
Intangible assets subject to amortization, net	-	-	1,225	-	1,225
Intangible assets not subject to amortization	-	2,007	5,027	-	7,034
Goodwill	-	9,880	17,707	-	27,587
Other assets	380	169	2,014	-	2,563
Noncurrent assets of discontinued operations	-	-	-	-	-

Total assets	$47,160	$27,333	$56,088	$(67,486)	$63,095

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$811	$955	$5,483	$(197)	$7,052
Deferred revenue	-	33	481	(10)	504
Debt due within one year	1,147	9	12	-	1,168
Current liabilities of discontinued operations	-	-	-	-	-

Total current liabilities	1,958	997	5,976	(207)	8,724
Long-term debt	17,107	4,007	275	-	21,389
Due to (from) affiliates	(721)	-	721	-	-
Deferred income taxes	1,797	2,242	1,478	(3,720)	1,797
Deferred revenue	-	21	352	(24)	349
Other noncurrent liabilities	1,789	1,655	3,213	(1,051)	5,606
Noncurrent liabilities of discontinued operations	-	-	-	-	-
Equity
Due to (from) Time Warner Inc. and subsidiaries	-	(42,392)	7,260	35,132	-
Other shareholders’ equity	25,230	60,803	36,813	(97,616)	25,230

Total Time Warner Inc. shareholders’ equity	25,230	18,411	44,073	(62,484)	25,230
Noncontrolling interests	-	-	-	-	-

Total equity	25,230	18,411	44,073	(62,484)	25,230

Total liabilities and equity	$47,160	$27,333	$56,088	$(67,486)	$63,095

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended September 30, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$-	$1,634	$4,818	$(209)	$6,243
Costs of revenues	-	(891)	(2,976)	186	(3,681)
Selling, general and administrative	(97)	(256)	(895)	22	(1,226)
Amortization of intangible assets	-	-	(52)	-	(52)
Restructuring and severance costs	(12)	(136)	(155)	-	(303)
Asset impairments	(1)	-	(4)	-	(5)
Gain (loss) on operating assets, net	-	(5)	-	-	(5)

Operating income	(110)	346	736	(1)	971
Equity in pretax income (loss) of consolidated subsidiaries	890	695	363	(1,948)	-
Interest expense, net	(248)	(78)	16	3	(307)
Other loss, net	(3)	(4)	(128)	-	(135)

Income from continuing operations before income taxes	529	959	987	(1,946)	529
Income tax (provision) benefit	437	(144)	(196)	340	437

Income from continuing operations	966	815	791	(1,606)	966
Discontinued operations, net of tax	1	(1)	-	1	1

Net income	967	814	791	(1,605)	967
Less Net loss attributable to noncontrolling interests	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$967	$814	$791	$(1,605)	$967

Comprehensive income	930	779	752	(1,531)	930
Less Comprehensive loss attributable to noncontrolling interests	-	-	-	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$930	$779	$752	$(1,531)	$930

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended September 30, 2013

(Unaudited; recast; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$-	$1,540	$4,608	$(106)	$6,042
Costs of revenues	-	(651)	(2,581)	74	(3,158)
Selling, general and administrative	(99)	(221)	(869)	32	(1,157)
Amortization of intangible assets	-	-	(50)	-	(50)
Restructuring and severance costs	-	(45)	(11)	-	(56)
Asset impairments	-	-	(5)	-	(5)
Gain (loss) on operating assets, net	-	-	113	-	113

Operating income	(99)	623	1,205	-	1,729
Equity in pretax income (loss) of consolidated subsidiaries	1,741	1,196	400	(3,337)	-
Interest expense, net	(221)	(78)	(4)	3	(300)
Other loss, net	(12)	(2)	(4)	(2)	(20)

Income from continuing operations before income taxes	1,409	1,739	1,597	(3,336)	1,409
Income tax (provision) benefit	(451)	(554)	(506)	1,060	(451)

Income from continuing operations	958	1,185	1,091	(2,276)	958
Discontinued operations, net of tax	225	228	227	(455)	225

Net income	1,183	1,413	1,318	(2,731)	1,183
Less Net loss attributable to noncontrolling interests	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$1,183	$1,413	$1,318	$(2,731)	$1,183

Comprehensive income	1,211	1,429	1,312	(2,741)	1,211
Less Comprehensive loss attributable to noncontrolling interests	-	-	-	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$1,211	$1,429	$1,312	$(2,741)	$1,211

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Nine Months Ended September 30, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$-	$5,146	$15,264	$(576)	$19,834
Costs of revenues	-	(2,503)	(9,464)	510	(11,457)
Selling, general and administrative	(336)	(735)	(2,707)	65	(3,713)
Amortization of intangible assets	-	-	(152)	-	(152)
Restructuring and severance costs	(16)	(156)	(174)	-	(346)
Asset impairments	(7)	-	(24)	-	(31)
Gain (loss) on operating assets, net	-	(5)	456	-	451

Operating income	(359)	1,747	3,199	(1)	4,586
Equity in pretax income (loss) of consolidated subsidiaries	4,651	2,747	1,360	(8,758)	-
Interest expense, net	(716)	(196)	37	7	(868)
Other loss, net	2	11	(152)	(1)	(140)

Income from continuing operations before income taxes	3,578	4,309	4,444	(8,753)	3,578
Income tax (provision) benefit	(404)	(1,261)	(1,158)	2,419	(404)

Income from continuing operations	3,174	3,048	3,286	(6,334)	3,174
Discontinued operations, net of tax	(65)	(42)	(63)	105	(65)

Net income	3,109	3,006	3,223	(6,229)	3,109
Less Net loss attributable to noncontrolling interests	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$3,109	$3,006	$3,223	$(6,229)	$3,109

Comprehensive income	3,016	2,926	3,132	(6,058)	3,016
Less Comprehensive loss attributable to noncontrolling interests	-	-	-	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$3,016	$2,926	$3,132	$(6,058)	$3,016

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Nine Months Ended September 30, 2013

(Unaudited; recast; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$-	$4,752	$14,502	$(397)	$18,857
Costs of revenues	-	(2,123)	(8,700)	315	(10,508)
Selling, general and administrative	(299)	(717)	(2,687)	77	(3,626)
Amortization of intangible assets	-	-	(151)	-	(151)
Restructuring and severance costs	(2)	(63)	(67)	-	(132)
Asset impairments	(7)	-	(28)	-	(35)
Gain (loss) on operating assets, net	8	-	122	-	130

Operating income	(300)	1,849	2,991	(5)	4,535
Equity in pretax income (loss) of consolidated subsidiaries	4,567	3,048	1,251	(8,866)	-
Interest expense, net	(662)	(247)	12	8	(889)
Other loss, net	(19)	(1)	(38)	(2)	(60)

Income from continuing operations before income taxes	3,586	4,649	4,216	(8,865)	3,586
Income tax (provision) benefit	(1,166)	(1,518)	(1,394)	2,912	(1,166)

Income from continuing operations	2,420	3,131	2,822	(5,953)	2,420
Discontinued operations, net of tax	288	288	288	(576)	288

Net income	2,708	3,419	3,110	(6,529)	2,708
Less Net loss attributable to noncontrolling interests	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$2,708	$3,419	$3,110	$(6,529)	$2,708

Comprehensive income	2,624	3,363	3,055	(6,418)	2,624
Less Comprehensive loss attributable to noncontrolling interests	-	-	-	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$2,624	$3,363	$3,055	$(6,418)	$2,624

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Nine Months Ended September 30, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$3,109	$3,006	$3,223	$(6,229)	$3,109
Less Discontinued operations, net of tax	65	42	63	(105)	65

Net income from continuing operations	3,174	3,048	3,286	(6,334)	3,174
Adjustments for noncash and nonoperating items:
Depreciation and amortization	13	88	450	-	551
Amortization of film and television costs	-	1,969	3,998	(34)	5,933
Asset impairments	7	-	24	-	31
Gain on investments and other assets, net	(17)	2	(438)	-	(453)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(4,651)	(2,747)	(1,360)	8,758	-
Equity in losses of investee companies, net of cash distributions	2	(7)	141	-	136
Equity-based compensation	63	52	59	-	174
Deferred income taxes	(315)	(398)	(456)	854	(315)
Changes in operating assets and liabilities, net of acquisitions	(417)	(639)	(2,298)	(3,203)	(6,557)
Intercompany	-	2,355	(2,355)	-	-

Cash provided by operations from continuing operations	(2,141)	3,723	1,051	41	2,674

INVESTING ACTIVITIES
Investments in available-for-sale securities	(5)	-	(25)	-	(30)
Investments and acquisitions, net of cash acquired	(30)	(2)	(846)	-	(878)
Capital expenditures	(20)	(49)	(247)	-	(316)
Investment proceeds from available-for-sale securities	13	4	-	-	17
Proceeds from Time Inc. in the Time Separation	590	-	810	-	1,400
Proceeds from the sale of Time Warner Center	-	-	1,264	-	1,264
Advances to (from) parent and consolidated subsidiaries	5,036	4,808	-	(9,844)	-
Other investment proceeds	43	91	13	(22)	125

Cash provided (used) by investing activities from continuing operations	5,627	4,852	969	(9,866)	1,582

FINANCING ACTIVITIES
Borrowings	2,118	-	288	-	2,406
Debt repayments	-	-	(21)	-	(21)
Proceeds from exercise of stock options	276	-	-	-	276
Excess tax benefit from equity instruments	138	-	-	-	138
Principal payments on capital leases	-	(7)	(1)	-	(8)
Repurchases of common stock	(4,481)	-	-	-	(4,481)
Dividends paid	(841)	-	-	-	(841)
Other financing activities	73	(44)	(155)	(21)	(147)
Change in due to/from parent and investment in segment	-	(8,476)	(1,370)	9,846	-

Cash used by financing activities from continuing operations	(2,717)	(8,527)	(1,259)	9,825	(2,678)

Cash provided (used) by continuing operations	769	48	761	-	1,578

Cash used by operations from discontinued operations	1	-	(11)	-	(10)
Cash used by investing activities from discontinued operations	318	18	(51)	(336)	(51)
Cash provided (used) by financing activities from discontinued operations	-	-	(372)	336	(36)
Effect of change in cash and equivalents of discontinued operations	-	-	(87)	-	(87)

Cash provided (used) by discontinued operations	319	18	(521)	-	(184)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,088	66	240	-	1,394
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,039	148	629	-	1,816

CASH AND EQUIVALENTS AT END OF PERIOD	$2,127	$214	$869	$-	$3,210

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Nine Months Ended September 30, 2013

(Unaudited; recast; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$2,708	$3,419	$3,110	$(6,529)	$2,708
Less Discontinued operations, net of tax	(288)	(288)	(288)	576	(288)

Net income from continuing operations	2,420	3,131	2,822	(5,953)	2,420
Adjustments for noncash and nonoperating items:
Depreciation and amortization	18	96	445	-	559
Amortization of film and television costs	-	1,725	3,500	(23)	5,202
Asset impairments	7	-	28	-	35
Gain on investments and other assets, net	(4)	1	(67)	-	(70)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(4,566)	(3,048)	(1,251)	8,865	-
Equity in losses of investee companies, net of cash distributions	1	2	162	-	165
Equity-based compensation	60	49	80	-	189
Deferred income taxes	708	510	290	(800)	708
Changes in operating assets and liabilities, net of acquisitions	(399)	(2,683)	(1,475)	(2,083)	(6,640)
Intercompany	-	3,446	(3,446)	-	-

Cash provided by operations from continuing operations	(1,755)	3,229	1,088	6	2,568

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	-	(23)	-	(25)
Investments and acquisitions, net of cash acquired	(8)	(1)	(450)	-	(459)
Capital expenditures	(13)	(49)	(234)	-	(296)
Investment proceeds from available-for-sale securities	8	-	25	-	33
Advances to (from) parent and consolidated subsidiaries	2,939	459	-	(3,398)	-
Other investment proceeds	15	148	111	(107)	167

Cash provided (used) by investing activities from continuing operations	2,939	557	(571)	(3,505)	(580)

FINANCING ACTIVITIES
Borrowings	-	-	24	-	24
Debt repayments	-	(732)	(24)	-	(756)
Proceeds from exercise of stock options	596	-	-	-	596
Excess tax benefit from equity instruments	154	-	-	-	154
Principal payments on capital leases	-	(6)	-	-	(6)
Repurchases of common stock	(2,603)	-	-	-	(2,603)
Dividends paid	(811)	-	-	-	(811)
Other financing activities	42	(12)	(236)	105	(101)
Change in due to/from parent and investment in segment	-	(3,162)	(232)	3,394	-

Cash used by financing activities from continuing operations	(2,622)	(3,912)	(468)	3,499	(3,503)

Cash provided (used) by continuing operations	(1,438)	(126)	49	-	(1,515)

Cash provided (used) by operations from discontinued operations	(1)	-	264	-	263
Cash used by investing activities from discontinued operations	142	104	(22)	(246)	(22)
Cash used by financing activities from discontinued operations	-	-	(246)	246	-
Effect of change in cash and equivalents of discontinued operations	-	-	18	-	18

Cash provided (used) by discontinued operations	141	104	14	-	259

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,297)	(22)	63	-	(1,256)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,861	295	604	-	2,760

CASH AND EQUIVALENTS AT END OF PERIOD	$564	$273	$667	$-	$1,504

Part II. Other Information

Item 1. Legal Proceedings.

The following information supplements and amends the disclosure set forth in Part I, Item 3. Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) and in Part II, Item 1. Legal Proceedings, in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “June 2014 Form 10-Q”).

Reference is made to the lawsuit filed by DC Comics against the heirs of Superman co-creator Joseph Shuster, certain heirs of Superman co-creator Jerome Siegel, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls described on page 35 of the 2013 Form 10-K and page 56 of the June 2014 Form 10-Q. On October 6, 2014, the U.S. Supreme Court denied the Shuster heirs’ petition for writ of certiorari. DC Comics’ other claims against the Siegel heirs, Mr. Toberoff and certain companies that Mr. Toberoff controls were either dismissed by the district court or are moot following the U.S. Supreme Court’s denial of the Shuster heirs’ petition for writ of certiorari.

Reference is made to the complaint issued by the National Labor Relations Board (“NLRB”) against CNN America Inc. (“CNN America”) and Team Video Services, LLC described on page 35 of the 2013 Form 10-K. On September 15, 2014, the NLRB affirmed the presiding NLRB Administrative Law Judge’s (“ALJ”) non-binding recommended decision finding CNN America liable and adopted the ALJ’s order with certain modifications. On September 16, 2014, CNN America filed a notice of appeal with the U.S. Court of Appeals for the D.C. Circuit.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended September 30, 2014.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2014 – July 31, 2014	6,589,147	$78.24	6,589,147	$6,485,271,047
August 1, 2014 – August 31, 2014	6,398,822	$76.92	6,398,822	$5,993,102,496
September 1, 2014 – September 30, 2014	6,431,735	$76.52	6,431,735	$5,500,959,090

Total	19,419,704	$77.23	19,419,704	$5,500,959,090

(1)	These amounts do not give effect to any fees, commissions or other costs associated with the share repurchases.
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

Item 5. Other Information.

Employment Agreement with Paul Cappuccio

On November 3, 2014, Time Warner Inc. (the “Company”) entered into an amended and restated employment agreement (the “Employment Agreement”) with Paul Cappuccio, the Executive Vice President and General Counsel of the Company, with a term of employment through December 31, 2018. Pursuant to the Employment Agreement, Mr. Cappuccio’s annual salary increased to $1,400,000 effective with the execution of the contract, his target annual cash bonus as a percentage of his base salary increased to 225% and the target value of annual long-term incentive compensation increased to $3,400,000.

The terms of the Employment Agreement are substantially the same as in the agreement it replaced, except as described in this report.

The Compensation and Human Development Committee of the Board of Directors of the Company approved the Employment Agreement to secure the benefit of Mr. Cappuccio’s service through December 31, 2018 and in recognition of his performance.

Employment Agreement with Olaf Olafsson

On October 31, 2014, Time Warner Inc. (the “Company”) entered into an amended and restated employment agreement (the “Olafsson Employment Agreement”) with Olaf Olafsson, the Executive Vice President, International and Corporate Strategy of the Company with a term of employment through July 31, 2017. Pursuant to the agreement, Mr. Olafsson’s annual salary increased to $925,000 effective as of August 1, 2014 and the target value of his annual long-term incentive compensation increased to $1,400,000.

The terms of the Olafsson Employment Agreement are substantially the same as in the agreement it replaced, except as described in this report.

The Compensation and Human Development Committee of the Board of Directors of the Company approved the Employment Agreement to secure the benefit of Mr. Olafsson’s service through the end of the term and in recognition of his performance.

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

TIME WARNER INC. (Registrant)

Date: November 5, 2014	/s/ Howard M. Averill
Name: Howard M. Averill Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

10.1	Amended and Restated Employment Agreement made November 3, 2014, effective as of January 1, 2014, between the Company and Paul T. Cappuccio.

10.2	Amended and Restated Employment Agreement made October 31, 2014, effective as of August 1, 2014, between the Company and Olaf Olafsson.

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014. †

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at September 30, 2014 and December 31, 2013, (ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013, (v) Consolidated Statement of Equity for the nine months ended September 30, 2014 and 2013, (vi) Notes to Consolidated Financial Statements and (vii) Supplementary Information – Condensed Consolidating Financial Statements.

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