Form 10-K
period 2014-12-31
TIME WARNER INC.
filed 2015-02-26
CIK 1105705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of the close of business on February 19, 2015, there were 830,521,982 shares of the registrant’s Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2014) was approximately $58.28 billion.

Documents Incorporated by Reference:

Description of document	Part of the Form 10-K
Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2015 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Items 10 and 12 are not incorporated by reference and are provided herein)

PART I	1
Item 1. Business.	1
Item 1A. Risk Factors.	17
Item 1B. Unresolved Staff Comments.	24
Item 2. Properties.	24
Item 3. Legal Proceedings.	26
Item 4. Mine Safety Disclosures.	27
PART II	29
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	29
Item 6. Selected Financial Data.	30
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	30
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.	30
Item 8. Financial Statements and Supplementary Data.	30
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	30
Item 9A. Controls and Procedures.	30
Item 9B. Other Information.	31
PART III	31
Items 10, 11, 12, 13 and 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accounting Fees and Services.	31
PART IV	32
Item 15. Exhibits and Financial Statement Schedules.	32

PART I

Item 1.	Business.

Time Warner Inc. (the “Company” or “Time Warner”), a Delaware corporation, is a leading media and entertainment company. The Company classifies its businesses into the following three reportable segments:

•	Turner, consisting principally of cable networks and digital media properties;

•	Home Box Office, consisting principally of premium pay television services domestically and premium pay and basic tier television services internationally; and

•	Warner Bros., consisting principally of television, feature film, home video and videogame production and distribution.

For more information about the Company’s reportable segments, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Overview.”

At December 31, 2014, the Company had a total of approximately 25,600 employees.

For convenience, the terms the “Company,” “Time Warner” and the “Registrant” are used in this report to refer to both the parent company alone and collectively to the parent company and the subsidiaries through which its various businesses are conducted, unless the context requires otherwise. In addition, the term “Home Box Office” is used to refer to Home Box Office, Inc., a subsidiary of Time Warner, the term “Turner” is used to refer to Turner Broadcasting System, Inc., a subsidiary of Time Warner and the term “Warner Bros.” is used to refer to Warner Bros. Entertainment Inc., a subsidiary of Time Warner.

On June 6, 2014, the Company completed the legal and structural separation of Time Inc. from the Company (the “Time Separation”). With the completion of the Time Separation, the Company disposed of the Time Inc. segment in its entirety. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for additional information.

Caution Concerning Forward-Looking Statements and Risk Factors

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and beliefs. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise. Time Warner’s actual results may vary materially from those expressed or implied by the statements in this report due to changes in economic, business, competitive, technological, strategic and/or regulatory factors and other factors affecting the operation of Time Warner’s businesses. For more detailed information about these factors and risk factors with respect to the Company’s operations, see Item 1A, “Risk Factors,” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Caution Concerning Forward-Looking Statements.”

Available Information and Website

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Company’s website at www.timewarner.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The Company is providing the address to its website solely for the information of investors. The Company does not intend the address to be an active link or to incorporate any information included on or accessible through its website into this report.

TURNER

Turner owns and operates a leading portfolio of domestic and international cable television networks and related properties that offer entertainment, sports, kids and news programming on television and digital platforms for consumers around the world. Turner operates more than 165 channels globally. In the U.S., its networks and related properties include TNT, TBS, Adult Swim, truTV, Turner Classic Movies, Turner Sports, Cartoon Network, Boomerang, CNN and HLN. Outside the U.S., Turner’s broad portfolio of brands and digital businesses reaches consumers in more than 200 countries.

Turner’s programming is distributed by cable system operators, satellite service distributors, telephone companies and other distributors (known as affiliates) and is available to subscribers of the affiliates for viewing (i) on television, (ii) via streaming online and on mobile devices through Turner’s digital properties and services provided by affiliates and (iii) on demand on television through Turner’s digital properties and affiliates’ digital VOD services. Some of Turner’s programming is also available through SVOD services. Turner has been expanding the amount of programming available to subscribers on demand on television and digital properties to include complete current seasons of popular programming from Turner’s portfolio of networks. As of December 31, 2014, Turner’s programming was available on demand and for streaming to approximately 87 million U.S. television households that subscribed to multichannel video services (as reported by Nielsen Media Research).

Turner is continuing to increase its scale and strengthen its competitive position internationally through strategic regional channel launches, partnerships and acquisitions in key territories. In addition, Turner is placing greater emphasis on creating local programming to strengthen its brands internationally. Historically, Turner has managed its international entertainment and kids networks separately from its domestic networks, but it is transitioning its kids businesses to a more globally managed operation, similar to its news business.

Turner’s digital properties consist of its own websites and websites that Turner manages and/or operates for others. Turner’s CNN digital network is a leading digital news destination, and Turner’s bleacherreport.com is the number two digital sports destination, in each case, based on the number of average monthly domestic multi-platform unique visitors for the year ended December 31, 2014. Turner’s other websites include tntdrama.com, TBS.com, adultswim.com and cartoonnetwork.com. Digital properties that Turner manages and/or operates for others include NBA.com, NBA Mobile, NCAA.com and PGA.com. Turner’s digital properties collectively averaged approximately 124 million average monthly domestic multi-platform unique visitors (based on data sourced from comScore Media Metrix) during the year ended December 31, 2014.

Turner’s businesses consist of entertainment, sports, kids and news programming on television and digital platforms, which are described below.

Domestic Entertainment

Turner’s domestic entertainment networks collectively provide a blend of original series, acquired series and movies, sports, classic film and reality programming. For the year ended December 31, 2014, Turner’s TNT and TBS were two of the top five primetime advertising-supported cable networks among adults 18-49 in the U.S., and Adult Swim was the top total day advertising-supported cable network among adults 18-34 in the U.S. Turner is focused on optimizing the mix of original series and acquired programming on its domestic entertainment networks to strengthen its brands with its audiences, advertisers and affiliates. In addition, Turner is investing in distinctive original programming for its TNT, TBS and truTV networks that will appeal to younger audiences. Turner also plans to increase the amount of original programming on TNT and TBS over the next several years. Ownership of a larger portion of its content will enable Turner to take advantage of increasing licensing opportunities for that content and distribute the content across international territories. Turner’s digital properties in entertainment include tntdrama.com, TBS.com and adultswim.com.

TNT

TNT focuses on drama and is home to syndicated series and a growing roster of original series (including unscripted series), as well as sports and network premiere motion pictures. For the 2014-2015 season, TNT’s returning original series include Cold Justice, Falling Skies, Major Crimes and Rizzoli & Isles, and its new original series include The Last Ship, Legends, The Librarians, Murder in the First, On the Menu, Proof, Public Morals, Transporter: The Series and Wake Up Call. For the 2014-2015 season, TNT’s syndicated series include Bones, Castle and Grimm.

TBS

TBS focuses on contemporary comedies, as well as a growing roster of original series, sports and acquired television series and motion pictures. For the 2014-2015 season, TBS’ returning original series include American Dad!, Deal With It and King of the Nerds, and its new original series include Angie Tribeca, Buzzy’s and Your Family or Mine. Syndicated series for the 2014-2015 season include The Big Bang Theory, Family Guy and The Office. TBS is also the home of the late night talk show Conan.

Adult Swim

Adult Swim is an evening and overnight block of programming airing on Turner’s Cartoon Network. Adult Swim targets young adults and offers original and syndicated animated and live-action comedy programming. For the 2014-2015 season, Adult Swim’s original series include Aqua Teen Hunger Force, Black Jesus, Childrens Hospital, The Eric Andre Show, The Jack and Triumph Show, Mike Tyson Mysteries, Rick & Morty and Squidbillies.

truTV

truTV focuses on series that feature real-life situations, in particular comedic reality programs. For the 2014-2015 season, truTV’s returning original series include Hardcore Pawn, Impractical Jokers, South Beach Tow and truTV Top Funniest, and its new original series include Barmageddon, The Carbonaro Effect, Fake Off, Friends of the People, Hack My Life, Hair Jacked and How to Be a Grown Up. During the fourth quarter of 2014, Turner launched a rebrand of truTV to focus on entertainment programming targeted to adults with the tag line “Way More Fun”.

Turner Classic Movies

Turner Classic Movies is a commercial-free network that presents classic films from some of the largest film libraries in the world. Turner Classic Movies also offers interviews, original documentaries, specials and regular programming events that include “The Essentials,” “31 Days of Oscar” and “Summer Under the Stars.”

International Entertainment

Outside the U.S., Turner owns and/or operates regional entertainment networks providing a variety of programming, such as motion pictures and series, documentaries, fashion and lifestyle content, music videos, sports and travel. In Latin America, Turner is the number one provider of multichannel television in the region, and it owns and operates regional entertainment networks, including Glitz*, HTV, I-Sat, Infinito, MuchMusic and Space. Turner also owns and operates Chilevisión, a free-to-air television broadcaster in Chile. In January 2015, Turner acquired the remaining shares in Esporte Interativo, a Brazilian television channel that airs sports programming, including programming from South American and European soccer leagues, so that it is now wholly owned by Turner. Turner also operates several regional entertainment networks in Europe and the Middle East, including TCM, TNT and TNT Glitz. In Asia, Turner operates several regional entertainment networks, including TCM, truTV, HBO Basic, WarnerTV and WB in India, Oh!K in Singapore, and MondoTV and Tabi Channel in Japan.

Sports

Turner Sports produces award-winning sports programming and content for Turner’s TNT, TBS and truTV networks and related digital properties. Turner’s sports programming helps drive value across its networks in the form of higher affiliate fees, ratings, advertising and promotional opportunities.

Turner’s sports programming features licensed programming from the National Basketball Association (“NBA”) through the 2024-2025 season, Major League Baseball (“MLB”) through 2021, The National Collegiate Athletic Association (the “NCAA”) for the Men’s Division I Basketball Tournament through 2024, and the Professional Golfers’ Association (“PGA”) through 2019. NBA games and PGA tournaments air on the TNT network, and MLB games air on the TBS network. Turner also operates NBA TV, an advertising-supported cable network owned by the NBA that features NBA exhibition, regular season and playoff games and related programming. The NCAA Men’s Division I Basketball Tournament games air on the TNT, TBS and truTV networks and on the CBS network under an agreement among Turner, CBS Broadcasting, Inc. and the

NCAA. Turner’s networks will carry the NCAA Final Four semifinal games in 2015 and, in 2016, Turner’s networks will carry the NCAA Final Four semifinal games and championship game. After 2016, Turner’s networks and CBS will carry the NCAA Final Four semifinal games and championship game in alternate years.

Turner Sports operates bleacherreport.com, a leading online and mobile sports property that provides team-specific sports content and real-time event coverage and provides Turner with cross platform programming and marketing opportunities. For the year ended December 31, 2014, bleacherreport.com reached approximately 40 million average monthly domestic multi-platform unique visitors. Turner also manages and operates NCAA.com, NCAA March Madness Live, which provides live and on-demand streaming video of games, NBA.com, which provides live streaming of games, and PGA.com.

Kids

Cartoon Network and Boomerang offer original, acquired and classic animated and live-action entertainment targeted at kids in the U.S. and in international territories. Turner plans to significantly expand its global kids business, increase its collaboration with Warner Bros. on television programming that is based on Warner Bros.’ brands and characters (such as DC Entertainment and Looney Tunes) and grow its consumer products business. As part of that initiative, for the 2014-2015 season, Boomerang will offer both classic Warner Bros. animation programming and exclusive new original content.

Cartoon Network

Cartoon Network offers original and syndicated animated and live-action series and motion pictures for youth and families. For the 2014-2015 season, Cartoon Network’s original animated series include Adventure Time, The Amazing World of Gumball, Clarence, Steven Universe, Teen Titans Go! and Uncle Grandpa.

Boomerang

Boomerang offers classic animated entertainment from the Warner Bros., Hanna-Barbera, MGM and Cartoon Network libraries, such as The Flintstones, The Jetsons, Pink Panther, Tom and Jerry and Yogi Bear, and for the 2014-2015 season will offer exclusive new original series, such as Inspector Gadget and Mr. Bean. In 2014, Boomerang began airing advertising for the first time in the U.S. and some international territories, with plans to air advertising in its other international territories in 2015.

Turner’s kids business is a key part of its international operations, and Cartoon Network is the number one kids network in several territories outside the U.S. Turner’s kids networks outside the U.S. include Cartoon Network, Boomerang and Tooncast in Latin America; BOING, Boomerang, Cartoon Network and Cartoonito in Europe and the Middle East; and Boomerang, Cartoon Network, POGO and Toonami in Asia.

News

CNN

CNN is the original cable television news service. As of December 31, 2014, CNN managed 40 news bureaus and editorial operations, 31 of which are located outside the U.S. Turner is focused on maintaining CNN’s leadership in worldwide breaking-news and political coverage while broadening the scope of its programming to include compelling storytelling about important events, people and places through original programming and long-form documentaries. CNN’s original programming for the 2014-2015 season includes Anthony Bourdain: Parts Unknown; Inside Man, hosted by documentary filmmaker Morgan Spurlock; Somebody’s Gotta Do It, hosted by Mike Rowe; and This is Life with Lisa Ling. CNN plans to increase the amount of original programming on CNN over time. For the 2014-2015 season, CNN’s other programs include Anderson Cooper 360o, New Day, and The Situation Room. For the year ended December 31, 2014, CNN.com had 39 million average monthly domestic unique visitors. In September 2014, CNN expanded its multi-platform capabilities with the nationwide rollout of CNNGo, which allows subscribers to watch CNN’s news and original programming live and on demand.

Internationally, CNN is the most widely distributed news network reaching almost 300 million households outside the U.S. as of December 31, 2014. CNN Worldwide is a portfolio of more than 20 news and information services across cable, satellite, radio, wireless devices and the Internet in more than 200 countries as of December 31, 2014. CNN Worldwide’s networks and businesses include CNN U.S., CNN International, CNN en Español, CNNj, CNN.com, CNN Airport Network, CNN Radio, CNN Newsource and HLN.

HLN

HLN is a CNN Worldwide network that focuses on news, information, videos and other content curated from multiple social media platforms. For the 2014-2015 season, HLN’s programs include Dr. Drew On Call, Morning Express with Robin Meade and Nancy Grace.

How Turner Generates Revenues

Turner generates revenues principally from fees received from affiliates that distribute Turner’s programming to subscribers, the sale of advertising on its networks and the digital properties it owns or manages for other companies and the license of its original programming to SVOD services and its brands and characters for consumer products. Turner’s agreements with its affiliates are typically multi-year arrangements that provide for annual service fee increases and have fee arrangements that are generally related to the number of subscribers served by the affiliate, the package of programming provided to the affiliate by each network and the competitive environment. Turner’s advertising revenues are generated from a wide variety of advertiser categories, and the advertising arrangements for its networks generally have terms of one year or less. In the U.S., the advertising revenues generated by Turner are a function of the size and demographics of the audience delivered, the number of units of time sold and the price per unit. Turner sells some of its advertising inventory in the “upfront” market in advance each year and other inventory in the “scatter” market closer to the time a program airs. Outside the U.S., advertising is generally sold at a fixed rate for the unit of time sold, determined by the time of day and network.

HOME BOX OFFICE

Home Box Office owns and operates leading multichannel premium pay television services, HBO and Cinemax. Its businesses consist principally of premium pay television services domestically and premium pay and basic tier television services internationally, as well as home entertainment and content licensing. At December 31, 2014, Home Box Office had approximately 138 million worldwide subscribers, which consisted of approximately 46 million domestic premium pay subscribers and approximately 92 million international premium pay and basic tier television service subscribers, including subscribers through international unconsolidated joint ventures. Home Box Office provides HBO and Cinemax subscribers in the U.S. with subscription video-on-demand products, HBO On Demand and Cinemax On Demand as well as HBO GO and MAX GO. Home Box Office plans to launch a “stand-alone” streaming service in the U.S. in 2015. Home Box Office also sells its original programming via DVDs, Blu-ray Discs and electronic sell-through (“EST”). In 2014, Home Box Office also licensed for the first time some of its programming to an SVOD service in the U.S.

Internationally, Home Box Office tailors the distribution of its programming for each territory using one or more of the following distribution models: premium pay and basic tier television services licensing and/or sale of programming, and direct-to-consumer streaming services. HBO and Cinemax-branded premium pay and basic tier television services are distributed in over 60 countries in Latin America, Asia and Europe. Home Box Office’s original programming is also available to consumers in over 150 countries, both via licenses to international television networks and SVOD services and through sales of DVDs, Blu-ray Discs and EST. Home Box Office operates a direct-to-consumer streaming service in the Nordic region.

Home Box Office Programming

Domestic Original Programming

HBO’s original programming features award-winning and critically acclaimed dramatic and comedy series, such as Game of Thrones, Girls, The Leftovers, The Newsroom, Silicon Valley, True Blood, True Detective and VEEP, as well as HBO films and mini-series, such as The Normal Heart and Olive Kitteridge, boxing matches and other sports programming, documentaries and comedy and music specials. The quality and diversity of HBO’s original programming differentiates

HBO from other premium pay television services, basic television networks and SVOD services and enhances the value of the HBO brand both domestically and internationally. This programming also continues to build the value of Home Box Office’s content library while increasing the value of HBO across its businesses.

In 2014, HBO received 19 Primetime Emmy Awards, the most of any network for the 13th year in a row, with True Detective winning five awards. In 2014, HBO also won two Golden Globe Awards for Behind the Candelabra, and in January 2015, HBO won one Golden Globe Award for The Normal Heart. In addition, HBO won three George Foster Peabody Awards for documentaries and five Sports Emmy Awards in 2014.

Home Box Office continues to expand HBO’s roster of original series and to work closely with Warner Bros. on original programming. Home Box Office premiered new series True Detective in January 2014, Silicon Valley in April 2014 and The Leftovers (produced by Warner Bros.) in June 2014. Home Box Office premiered its new series Togetherness in January 2015 and plans to premiere three additional new series, Ballers, The Brink and Westworld (produced by Warner Bros.), later in 2015.

In recent years, Cinemax has begun investing in original programming to enhance its brand. Cinemax’s original primetime series in 2014 included Banshee and The Knick. In 2015 Cinemax will air new seasons of these shows and the final season of Strike Back.

Domestic Licensed Programming

Domestically, a significant portion of the programming on HBO and Cinemax consists of uncut and uncensored feature films, including recently-released feature films. Due to the importance of feature films to HBO and Cinemax subscribers, Home Box Office has long-term licensing agreements of varying duration with major film studios and independent producers and distributors. Home Box Office has agreements with Warner Bros., Twentieth Century Fox (“Fox”), Universal Pictures (“Universal”) and Summit Entertainment. The agreements provide Home Box Office the exclusive right to exhibit and distribute on its premium pay television services and digital platforms all of the feature films theatrically released in the U.S. each year by these studios during the applicable license period (other than certain animated films and other certain other specified films). More than half of the top 25 feature films theatrically released in 2014 (as determined based on domestic box office receipts) will be exhibited exclusively on the HBO and Cinemax premium pay television services during the applicable license periods. Home Box Office also has agreements to license older films with Fox, Universal, Warner Bros. and a number of other major studios and independent distributors. Expirations of these agreements are staggered, and Home Box Office’s rights to some of the films licensed under these agreements extend into the next decade.

International Programming

A substantial portion of the programming on Home Box Office’s international premium pay and basic tier television services consists of feature films licensed from major studios in the U.S. Home Box Office also has agreements to license older films from a number of major U.S. studios and other domestic and international independent distributors. In addition to films, the content offerings on these international programming services may feature licensed HBO- and Cinemax-branded television programming, local language original programming and/or U.S. television programming produced by other production studios. For example, in 2014, HBO Latin America (Home Box Office’s largest joint venture) exhibited and distributed recently-released feature films licensed from four major U.S. studios, HBO- and Cinemax-branded programming and over 100 hours of locally-produced Spanish and Portuguese language original programming.

Home Box Office’s Businesses and Revenues

Domestic Premium Pay Television Services

Home Box Office generates revenues principally from providing its programming to domestic affiliates. The HBO and Cinemax services are distributed by Home Box Office’s domestic affiliates that have contracted to receive and distribute Home Box Office’s programming to their customers who subscribe to the HBO and Cinemax services. At December 31, 2014, Home Box Office had approximately 46 million domestic subscribers and HBO was the most widely distributed domestic multi-channel premium pay television service. Home Box Office’s agreements with its domestic affiliates are typically long-term arrangements that provide for annual service fee increases and marketing support. While fees to Home Box Office under affiliate agreements are generally based on the number of subscribers served by the affiliates, the relationship between subscriber totals and the amount of revenues earned depends on the specific terms of the applicable agreement, which may include basic and/or pay television subscriber thresholds, volume discounts and other performance-based discounts. Marketing and promotional activities intended to retain existing subscribers and acquire new subscribers may also impact revenue earned. In addition to offering HBO as part of their multichannel video subscription packages, some affiliates have created smaller bundled channel offerings that include a “light” subscription package (i.e., broadcast and/or select basic cable networks, broadband service and HBO).

In addition to viewing HBO and Cinemax programming on an HBO or Cinemax multiplex television channel, subscribers can also view HBO and Cinemax programming whenever they want through Home Box Office’s on demand services, HBO On Demand and Cinemax on Demand. Home Box Office also provides HBO and Cinemax subscribers with unlimited access to programming through its HBO GO and MAX GO streaming video-on-demand platforms. HBO GO and MAX GO enable HBO and Cinemax subscribers to watch programming whenever they want on a variety of digital platforms, including various mobile devices, gaming consoles and Internet streaming devices and connected televisions. The programming on HBO GO and MAX GO includes most seasons of HBO’s and Cinemax’s original series, as well as feature films, HBO mini-series and films, sports programming, documentaries, comedy and music specials, bonus features and behind-the-scenes extras.

Home Box Office plans to launch a “stand-alone” streaming service in the U.S. in 2015 to target homes that do not subscribe to HBO, including those homes that do not subscribe to a multichannel video service. Home Box Office plans to work with its current domestic affiliates and explore other distribution models for this service.

International Premium Pay and Basic Tier Television Services

Unique, country-specific HBO and Cinemax-branded premium pay and basic tier television services are distributed in more than 60 countries in Latin America, Asia and Europe by international affiliates that have contracted to receive and distribute Home Box Office’s programming to the affiliates’ customers who subscribe to the HBO and Cinemax services. In Asia and Europe (excluding the Netherlands), Home Box Office operates through consolidated, wholly-owned subsidiaries. In Latin America and the Netherlands, Home Box Office operates through unconsolidated joint ventures. Home Box Office had approximately 92 million international subscribers at December 31, 2014, including subscribers through Home Box Office’s unconsolidated joint ventures. Home Box Office transferred the operation and certain contracts of an HBO-branded basic tier television service in India to Turner effective January 2015. The service, which had approximately 15.8 million subscribers at December 31, 2014, will continue to use the HBO brand under Turner’s operation. As a result, the subscribers of this service will no longer be included as Home Box Office subscribers. HBO GO was available to HBO premium pay television subscribers in over 20 countries at December 31, 2014, and Home Box Office plans to make HBO GO available to HBO premium pay television subscribers in additional countries and territories in 2015. Home Box Office generates revenues from providing its programming to international affiliates. The terms of Home Box Office’s agreements with its international affiliates vary from country to country, and the amount of revenues attributable to such agreements can be based on a number of factors such as basic and/or pay television subscriber thresholds, performance-based or volume discounts, negotiated minimum guarantees or flat-fee arrangements.

Home Box Office also operates a direct-to-consumer on demand streaming service in the Nordic region.

Home Entertainment and Content Licensing

Home Box Office also generates revenues from the exploitation of its original programming through multiple other distribution outlets. Home Box Office’s original programming is sold via DVDs, Blu-ray Discs and EST in the U.S. and various international regions through a wide variety of digital storefronts. Significant home entertainment releases in 2014 included Game of Thrones: The Complete Third Season, True Detective: The Complete First Season and True Blood: The Complete Sixth Season, The Complete Seventh Season and The Complete Series. In 2014, Home Box Office also licensed for the first time some of its programming to the Amazon Prime SVOD service. Finally, Home Box Office has also licensed certain of its original programming, such as Curb Your Enthusiasm, Entourage and Sex and the City, as well as Everybody Loves Raymond, which was produced by Home Box Office but aired on broadcast television, to domestic basic cable networks and local television stations.

Home Box Office also licenses both individual programs and packages of programs to television networks and SVOD services in over 150 countries, including arrangements under which it licenses programming to television networks that are branded as the “Home of HBO” in countries such as the U.K., Australia, France, Germany and Israel and as “HBO Canada” in Canada. In the fourth quarter of 2014, Home Box Office also entered into a license agreement, under which it will license for the first time beginning in 2015 some of its current original series and library content to an SVOD service in China.

WARNER BROS.

Warner Bros. is the largest television and film studio in the world based on total studio revenues as of December 31, 2014. Its businesses consist principally of the production, distribution and licensing of television programming and feature films and the distribution of digital and physical home entertainment products, as well as the production and distribution of videogames and consumer product and brand licensing.

In television, Warner Bros. has been the leading producer of primetime series for U.S. broadcast networks for 11 of the last 12 television seasons. For the 2014/2015 television season, Warner Bros. is producing over 60 television series in the U.S., including over 30 series for U.S. broadcast networks. In addition, Warner Bros. licenses its U.S. programming in over 175 countries at December 31, 2014 and is also focused on expanding its international television production business through its global network of wholly-owned local production companies in 16 international territories.

In film, Warner Bros. has been the #1 or #2 film studio in domestic box office receipts for 9 of the past 11 years and the #1 or #2 film studio in global box office receipts for 10 of the last 11 years. In 2014 Warner Bros.’ films generated over $4 billion at the global box office for the sixth year in a row. In October 2014, Warner Bros. announced an expansion of its film slate built around Warner Bros.’ strongest global franchises.

Warner Bros. is focusing on increasing the digital sales and rentals of its film and television content and is a leader in a variety of digital initiatives designed to make digital ownership more compelling for consumers, including UltraViolet. In addition, Warner Bros. has led the home entertainment industry in sales of DVDs and Blu-Ray Discs for 18 years. At December 31, 2014, Warner Bros.’ vast content library consists of more than 75,000 hours of programming, including over 7,000 feature films and 5,000 television programs comprised of tens of thousands of individual episodes.

Warner Bros. is focused on maximizing across all of its businesses the value of its portfolio of leading brands and characters. These brands include DC Entertainment’s brands (DC Comics, Vertigo and MAD Magazine) as well as the Looney Tunes and Hanna-Barbera brands. DC Comics’ characters include such iconic characters as Batman, the Flash, Green Arrow, Superman and Wonder Woman. Warner Bros.’ other characters include Harry Potter, Bugs Bunny, Scooby-Doo and Tom and Jerry, among many others. Warner Bros.’ television and film businesses also benefit from a shared infrastructure, including shared production, distribution, marketing and administrative functions and resources.

Warner Bros. has developed strong global franchise properties from its portfolio of brands and characters, including film franchises such as the Batman and Harry Potter series and The Hobbit and The Lord of the Rings trilogies, and it is focused on extending its existing global film franchises and expanding the brands and characters from its film franchises and its leading portfolio of brands and characters across all its businesses. For example, during the 2014-2015 television season, five series based on DC Entertainment characters (including Arrow, The Flash and Gotham) are airing on broadcast television, and in 2014 Warner Bros. announced the release of at least 10 films based on the DC Entertainment universe of characters from 2016 through 2020. In addition, in 2014, Warner Bros. extended its successful LEGO relationship to feature films with the release of The LEGO Movie, the first of several planned LEGO-branded films, and it released the third LEGO Batman videogame, LEGO Batman 3: Beyond Gotham. Also in 2014, Warner Bros. announced the release of three films based on the world of Harry Potter from 2016 through 2020. Warner Bros. is also focused on creating new global film franchises.

Television

Warner Bros. is a leader in the television production and distribution business. Warner Bros. is focused on maintaining its leadership position in producing primetime series for the U.S. broadcast networks (including The CW broadcast network (“The CW”)) while expanding and diversifying its production slate across new buyers and genres. This includes increasing production for basic cable networks (including expanding its collaboration with Turner), premium pay television services (including HBO), and SVOD services. Warner Bros. also plans to expand its international local television production business by using its global network of wholly-owned local production companies in 16 international territories. Warner Bros. is actively collaborating with Turner as Turner and Warner Bros. move to significantly expand their global kids businesses and maximize the related consumer product opportunities. Warner Bros. is providing Turner with more animation programming based on Warner Bros.’ intellectual property (such as DC Entertainment and Looney Tunes) to obtain broader global exposure for existing franchises and develop a platform to launch new franchises.

Domestic Business

Warner Bros. produces and distributes its television programming for initial airing on broadcast and basic cable television networks, premium pay television and SVOD services and local television stations in the U.S. Warner Bros. also produces and distributes short-form live-action series and animated programming for initial viewing on digital platforms. Warner Bros.’ programming includes the following:

•

scripted television series produced by Warner Bros. Television and Warner Horizon Television Inc., including 2 Broke Girls, Arrow, The Big Bang Theory, The Flash, The Following, Gotham, The Middle, Mike & Molly, Person of Interest, and Supernatural for broadcast networks (including The CW); Childrens Hospital, Major Crimes, Pretty Little Liars, Rizzoli & Isles and Sullivan & Son for basic cable networks (including TNT, TBS and Adult Swim); and scripted series for premium pay television services (including The Leftovers for HBO and Shameless);

•	reality-based non-scripted television series produced by Warner Horizon Television Inc., including The Bachelor and The Voice;

•	first-run syndication series produced by Telepictures Productions Inc., including The Ellen DeGeneres Show, Extra and TMZ;

•

animated television programming and original made-for-home entertainment animated releases produced by Warner Bros. Animation Inc., including programming based on characters from DC Entertainment, Looney Tunes and Hanna-Barbera. Programs include Be Cool Scooby Doo, Mike Tyson Mysteries and Wabbit, all of which aired on Turner’s Cartoon Network or Adult Swim networks in the 2014-2015 television season; and

•

short-form live-action series and animated programming for digital platforms produced by Blue Ribbon Content, including original concepts as well as content based on characters from Warner Bros.’ intellectual property, including the Alloy Entertainment, DC Entertainment and New Line Cinema brands.

After the initial domestic airing, Warner Bros. licenses its television programming for subsequent airing on basic cable networks, local television stations and SVOD services and through other off-network distribution channels in the U.S. These licenses enable Warner Bros. to generate significant revenues from hit television series for years beyond their initial airing on television. For example, Warner Bros. has licensed local station and basic cable off-network rights to various series, including 2 Broke Girls, The Big Bang Theory, The Middle, Mike & Molly, Person of Interest and Two and a Half Men. Warner Bros. also has license agreements with an SVOD service for the exclusive SVOD rights to all episodes of Friends and to each season of Gotham following its initial airing on broadcast television. In addition, Warner Bros. has a licensing agreement with an SVOD service, which extends through the 2014/2015 season (and for the life of any series created during the 2014/2015 season), for the exclusive, out-of-season, domestic SVOD rights to all scripted primetime series produced for The CW.

Warner Bros. also licenses its feature films to broadcast and cable networks, SVOD services and premium pay television services (including HBO) starting approximately eight to eleven months following their theatrical release. During 2014, Warner Bros. licensed more than 1,000 feature films and over 3,500 hours of feature film programming to television networks, premium pay television services and SVOD services.

International Business

Warner Bros. licenses rights to exhibit feature films and original television series in international territories through agreements with television networks, premium pay and basic tier television services, SVOD services, free video on demand services and other digital services. During 2014, Warner Bros. licensed thousands of hours of programming, dubbed or subtitled in more than 60 languages, to international distributors in more than 175 countries. In 2014, Warner Bros. entered into significant international SVOD arrangements in Canada, France, Germany and the Nordic region and a multi-territory SVOD arrangement for the series, Gotham.

As the worldwide demand for locally produced, local language programming increases, Warner Bros. is focused on expanding its international local production business. With its acquisition of the remaining ownership interests in the Shed Media Group and its acquisition of the non-U.S. operations of the Eyeworks Group, Warner Bros. has a global network of wholly-owned production companies in 16 international territories, which will allow Warner Bros. to develop programming specifically tailored for the audiences in these territories. Warner Bros. is also focusing on adapting international local programming into formats that can be produced by its local production companies in additional territories, including the U.S. For example, The Bachelor (a format owned by Warner Bros. that originated in the U.S.) is being adapted and produced in multiple international territories, including Australia, Germany, New Zealand, Sweden and Switzerland, and Date Night (a format owned by Warner Bros. that originated in the U.K.) is being adapted and produced in Belgium, the Netherlands and the U.S.

Television Business Revenues

The revenues generated by Warner Bros.’ television business consist of (1) fees for the initial broadcast of Warner Bros.’ television programming on U.S. broadcast and cable television networks and premium pay television and SVOD services, (2) fees for the airing or other distribution of its television programming after its initial broadcast in secondary U.S. distribution channels (such as basic cable networks, local television stations and SVOD services) and in international territories, (3) fees for the international distribution of Warner Bros.’ television programming for free-to-air television, basic tier and premium pay television services, SVOD services and free VOD and (4) revenues from the sale of the television programming of Warner Bros. and other companies in digital formats and on physical discs. Warner Bros.’ television programming also supports Warner Bros.’ key franchises, which helps generate consumer product revenues based on the programming for years beyond the initial airing of such programming on television.

Feature Films

Warner Bros. is a leader in the feature film business and produces feature films under its Warner Bros. and New Line Cinema banners. Warner Bros. also enters into arrangements with others to co-produce and co-finance feature films. Warner Bros. produces and distributes a wide-ranging slate of films, and it is focused on expanding its film slate, built around its strongest franchises with global appeal.

During 2014, Warner Bros. released 21 original feature films for distribution in the U.S., including Annabelle, Edge of Tomorrow, Godzilla, The Hobbit: The Battle of the Five Armies, The LEGO Movie and Tammy. Of the films released during 2014, five were released in 3D format, including Godzilla and The LEGO Movie, and five were formatted for viewing on IMAX screens, including Edge of Tomorrow and The Hobbit: The Battle of the Five Armies. In January 2015, Warner Bros. widely released American Sniper, and in February 2015, Warner Bros. released Jupiter Ascending. Warner Bros. plans to release an additional 21 films during 2015, including Entourage, Mad Max: Fury Road, Get Hard, Magic Mike XXL, Pan and San Andreas.

In October 2014, Warner Bros. announced the expansion of its feature film slate built around its strongest global franchises. Warner Bros.’ film slate of between 21 to 23 films per year will include at least 10 films based on the DC Entertainment universe of characters such as Aquaman, Batman v Superman: Dawn of Justice, The Flash, Green Lantern, Justice League Part One, Shazam, Suicide Squad and Wonder Woman, as well as three LEGO-branded films and three films in partnership with J.K. Rowling inspired by Harry Potter’s Hogwart’s textbook, Fantastic Beasts and Where to Find Them, that build on Warner Bros.’ successful Harry Potter film franchise.

Internationally, Warner Bros. produces and distributes both English language as well as local language films for theatrical exhibition in more than 170 territories outside the U.S. Warner Bros. uses both day and date and a staggered release schedule for its international releases. In 2014, Warner Bros. released internationally 20 English-language films and 29 local-language films that it either produced itself or acquired from other companies.

After the theatrical exhibition of its feature films, Warner Bros. releases them both domestically and internationally for distribution in various time periods through a variety of distribution channels, including through EST and VOD, on DVD and Blu-ray Discs, to premium pay television services, broadcast and basic cable networks, SVOD services and other exhibitors such as airlines and hotels. Feature films are released for sale through EST and on DVDs and Blu-ray Discs approximately three to six months following their release in theaters, and the date for that release is influenced by seasonality, competitive conditions, film attributes and expected performance. After that, Warner Bros. licenses the feature films for domestic and international distribution to premium pay television services (including HBO and Cinemax), broadcast and basic cable networks, (including Turner’s cable networks) and SVOD and other digital services and, in most cases, other exhibitors such as airlines and hotels. Warner Bros. also licenses its recent theatrical releases for viewing online in the U.S. as described in “Home Entertainment” below.

Warner Bros. produces most of its films under co-financing arrangements, which give Warner Bros. a greater ability to manage the financial risks of its film slate and offset some of the significant costs involved in the production, marketing and distribution of feature films, particularly event films. In most cases, Warner Bros. maintains worldwide distribution rights for the films it co-finances with others. Warner Bros. has co-financing arrangements with Village Roadshow Pictures and RatPac-Dune Entertainment (“RatPac-Dune”). Under Warner Bros.’ multi-year agreement with RatPac-Dune, RatPac-Dune has agreed to co-finance as many as 75 of Warner Bros.’ films by contributing capital for and receiving equity in such films. Warner Bros. also monetizes its distribution and marketing operations by distributing films that are totally financed and produced by others, and it has an exclusive distribution arrangement with Alcon Entertainment.

Feature Film Business Revenues

The revenues generated by Warner Bros.’ feature film business primarily consist of (1) rental fees paid by theaters for the theatrical exhibition of feature films produced (or co-produced) and/or distributed by Warner Bros., (2) licensing fees paid by television networks, premium pay television services and SVOD services for the exhibition of feature films produced or co-produced by Warner Bros. and (3) revenues from the distribution of Warner Bros.’ and other companies’ feature films on physical discs and in digital formats.

Home Entertainment

Warner Bros. also generates revenues through the home entertainment distribution of its film and television content on DVDs and Blu-ray Discs and various digital formats. Warner Bros. continues to be a leader in the home entertainment industry, and its significant home entertainment releases during 2014 include Gravity, The Hobbit: The Desolation of Smaug and The LEGO Movie.

The home entertainment industry has been undergoing significant changes as it transitions from the physical distribution of film and television content via DVDs and Blu-ray Discs to the digital delivery of such content. In recent years, consumer spending on physical discs has declined as a result of several factors, including consumers shifting to subscription rental services and discount rental kiosks; increasing competition for consumer discretionary time and spending; and piracy. Consumer spending on the digital delivery of film and television content has been increasing in recent years, but that growth has not fully offset declines in consumer spending on physical discs.

In response to these dynamics, Warner Bros. has been focusing on increasing digital sales and rentals of its film and television content through more profitable channels such as EST and transactional VOD, and is a leader in a variety of digital initiatives designed to make digital ownership more compelling for consumers. Warner Bros. licenses its newly released feature films as well as films from its library and its television content for viewing digitally online and on mobile platforms in the U.S. and internationally to EST and transactional VOD services, such as Amazon, iTunes and Google Play. In the U.S. and most major international markets, Warner Bros.’ recent theatrical releases are generally released for sale in EST at least two weeks before their release on DVD, Blu-ray Disc and VOD.

In addition, Warner Bros. participates in a variety of digital initiatives, including UltraViolet, the home entertainment industry standard that allows consumers who have purchased film and television content to access their content at any time by downloading or streaming it from the cloud to various devices supported by participating UltraViolet retailers, and the Disc to Digital service, which allows consumers to obtain digital copies of their previously purchased physical DVD and Blu-ray collections. In addition, Warner Bros.’ Flixster app is a video collection platform that enables consumers to watch and manage their UltraViolet film and television content on multiple digital platforms, including mobile devices, connected televisions and Internet streaming platforms.

Although consumer spending on physical discs has declined in recent years, the distribution of DVDs and Blu-ray Discs still generates significant revenues for Warner Bros. The DVDs and Blu-ray Discs it distributes contain its own feature films and television content, including library content, as well as content acquired from others. In the U.S. and other major territories, physical disc sales of new feature film releases include an Ultraviolet digital copy. Warner Bros. generally releases newly produced films on DVD and Blu-ray Disc to by-mail and kiosk rental services 28 days following their release to online and brick and mortar retailers. Warner Bros. also distributes content on DVDs and Blu-ray Discs for others, such as HBO, Turner, BBC, Paramount and Sesame Street in the U.S. and content producers outside the U.S.

Videogames

Warner Bros. develops, publishes and distributes videogames, including mobile and console games. Its videogames are based on intellectual property owned by Warner Bros. (including DC Entertainment) as well as other companies. In 2014, Warner Bros. released 11 videogames, including LEGO Batman 3: Beyond Gotham, The LEGO Movie Videogame and Middle Earth: Shadow of Mordor, and it plans to release 13 videogames in 2015. In recent years, Warner Bros.’ videogame releases have included multiple games based on DC Entertainment characters, Harry Potter, The Hobbit and The Lord of the Rings trilogies, LEGO and Mortal Kombat, and Warner Bros. is focused on increasing its monetization of its franchises in its videogames business in the future. Warner Bros. also licenses Warner Bros. and DC Entertainment properties for videogames to other companies. Warner Bros.’ videogames revenues consist of revenues from the development and distribution of the videogames of Warner Bros. and other companies.

OTHER TELEVISION NETWORK ASSETS

The Company also holds interests in companies that operate broadcast networks.

Central European Media Enterprises Ltd.

As of December 31, 2014, Time Warner held an approximate 49% voting interest and an approximate 75% economic interest in the equity interests of Central European Media Enterprises Ltd. (“CME”), a publicly-traded broadcasting company that operates leading television networks in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. Time Warner’s investment consists of (i) common stock, (ii) convertible preferred stock that has voting rights, (iii) convertible redeemable preferred shares that do not have voting rights and (iv) warrants to purchase common stock of CME. Time Warner accounts for its investment in CME’s common stock and convertible preferred stock under the equity method of accounting, and it accounts for its investment in CME’s convertible redeemable preferred shares under the cost method of accounting. Time Warner also guarantees or holds a significant portion of CME’s outstanding indebtedness and provides financing to CME under a revolving credit facility and term loan. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Recent Developments” for additional information regarding Time Warner’s guarantees, the debt held by Time Warner and the credit facility and term loan provided by Time Warner.

The CW

The CW is a 50-50 joint venture between Warner Bros. and CBS Corporation. The CW’s 2014-2015 schedule includes a 5-night, 10-hour primetime lineup of advertising-supported original programming such as America’s Next Top Model, Arrow, Beauty and the Beast, The Flash, Heart of Dixie, iZombie, Jane the Virgin, The Originals, Reign, Supernatural and The Vampire Diaries, as well as a five-hour block of advertising-supported programming on Saturday mornings. In 2015, The CW’s Jane the Virgin won one Golden Globe Award. Advertising-supported full episodes of The CW’s original series are also available on cwtv.com. The CW programming is also available for streaming through Netflix and Hulu. The Company accounts for its investment in The CW under the equity method of accounting.

COMPETITION

The Company’s businesses operate in highly competitive industries. Competition in these industries has intensified as leisure and entertainment options have proliferated and audience fragmentation has increased. The Company’s businesses compete for consumers’ entertainment and leisure time and spending with each other, as well as other forms of entertainment, including other television networks, premium pay television services, local over-the-air television stations, motion pictures, home entertainment products and services (including SVOD services), VOD services and videogames, as well as pirated content, websites providing social networking and user-generated content, online activities, print media, live events, radio broadcasts and other forms of news, information and entertainment.

The Company’s competitive position is greatly affected by the quality of, and public response to, its content. The Company’s businesses compete with other production companies and studios for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. The Company’s television networks compete for programming with television networks, premium pay television services, local television stations and SVOD services, and competition for programming, particularly licensed and sports programming, is intense.

The Company faces competition for the licensing and distribution of its programming. As a producer and distributor of programming, the Company competes with other studios and television production groups, and independent producers to produce and sell programming. Many television networks have affiliated production companies from which they are increasingly obtaining their programming, which has reduced the demand for programming from non-affiliated production companies. The Company also faces competition from other television networks and premium pay television services for distribution and marketing of its television networks and premium pay and basic tier television services by affiliates.

The Company’s businesses face significant competition in other areas as well. For example, Company’s television networks and websites compete for advertising with networks, websites, print, radio, outdoor display and other media, and the Company’s businesses compete in their character and brand merchandising and other licensing activities with other licensors of characters and brands.

REGULATORY MATTERS

The Company’s businesses are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities as well as the laws and regulations of international countries and bodies such as the European Union (the “EU”), and these laws and regulations are subject to change. The following descriptions of significant U.S. federal, state, local and international laws, regulations, regulatory agency inquiries, rulemaking proceedings and other developments should be read in conjunction with the texts of the respective laws and regulations and other related materials.

Intellectual Property Laws

Time Warner is one of the world’s leading creators, owners and distributors of intellectual property. The Company’s vast intellectual property assets include copyrights in films, television programs, software, comic books and mobile apps; trademarks in names, logos and characters; patents or patent applications for inventions related to products and services; and licenses of intellectual property rights of various kinds. The Company derives value from these assets through its business activities.

To protect the Company’s assets, the Company relies on a combination of copyright, trademark, unfair competition, patent and trade secret laws and license agreements. The duration of the protection afforded to the Company’s intellectual property depends on the type of property, the laws and regulations of the relevant jurisdiction and the terms of its license agreements. With respect to the Company’s trademarks and trade names, trademark laws and rights are generally territorial in scope and limited to those countries where a mark has been registered or otherwise protected. While trademark registrations may generally be maintained in effect for as long as the mark is in use in the respective jurisdictions, there may be occasions where a mark or title is not registrable or protectable or cannot be used in a particular country. In addition, a trademark registration may be cancelled or invalidated if challenged by others based on certain use requirements or other limited grounds. In the U.S., the usual copyright term for authored works is the life of the author plus 70 years, and the copyright term for “works made for hire” is the shorter of 95 years from the first publication or 120 years from the date the work was created. The Company also relies on laws that prohibit the circumvention of technological protection measures and trafficking in circumvention devices. The extent of copyright protection and benefit from laws prohibiting the circumvention of technological protection measures vary in different countries.

Piracy, particularly of digital content, continues to present a threat to revenues from products and services based on intellectual property. The Company seeks to limit that threat through a combination of approaches, including working with cross-industry groups, trade associations and strategic partners to develop and implement technological solutions to control piracy, promoting legitimate market alternatives, applying technological protection measures, engaging in efforts to ensure effective and appropriately tailored legal remedies for infringement, enhancing public awareness of the meaning and value of intellectual property and promoting and advocating for appropriate legislative and policy initiatives both in the U.S. and internationally. The Company vigorously pursues appropriate avenues to protect its intellectual property, including sending takedown notices in appropriate circumstances and pursuing litigation and referrals to law enforcement against websites that distribute or facilitate the unauthorized distribution of the Company’s content. The volume of actions against websites dedicated to copyright theft is increasing internationally, and certain countries have implemented or are considering implementing programs or remedies designed to address and deter widespread infringement.

Outside the U.S., laws and regulations relating to intellectual property protection and the effective enforcement of these laws and regulations vary greatly from country to country and continue to evolve. Judicial, legislative and administrative developments are taking place in certain jurisdictions that may limit the ability of rights holders to exploit and enforce certain of their exclusive intellectual property rights outside the U.S. For example, in October 2011, the European Court of Justice held, in the context of satellite broadcasts of live soccer matches, that it was an unlawful restriction on competition for England’s Football Association Premier League to prohibit broadcasting licensees from distributing satellite decoder cards outside the territory for which the broadcasts were licensed for reception. As a result of that decision, in January 2014, the European Commission began an antitrust investigation of the cross-border provision of pay TV services, and is examining certain provisions in licensing agreements between a number of U.S. film studios, including Warner Bros., and several large European satellite pay TV broadcasters. The European Commission has stated that its investigation is focusing on contractual restrictions that prevent broadcasters in one country from selling subscriptions in response to unsolicited requests from viewers in other EU countries. In addition, in 2014, the European Commission announced that one of its priorities is the creation of a single digital market, which is intended to reduce the barriers to the unrestricted flow of online services and entertainment content across national borders. The European Commission also announced that it intends to propose legislation to modernize copyright laws to support a single digital market. It is not possible at this time to predict the impact that this investigation or potential legislation could have on the Company’s businesses.

Regulation Relating to Data Privacy, Data Security and Cybersecurity

The Company’s businesses are subject to laws and regulations governing data privacy, data security and cybersecurity. For example, in the U.S., the Company is subject to: (1) the Children’s Online Privacy Protection Act (“COPPA”), which affects certain of the Company’s websites, mobile apps and other online business activities and restricts the collection, maintenance and use of personal information regarding children; (2) the Privacy and Security Rules under the Health Insurance Portability and Accountability Act, which imposes privacy and security requirements on the Company’s health plans for its employees and on service providers under those plans; (3) the Video Privacy Protection Act, which restricts disclosure of video viewing information; (4) state statutes requiring notice to individuals when a data breach results in the unauthorized release of personally identifiable information; and (5) privacy and security rules imposed by the payment card industry, as well as regulations designed to protect against identity theft and fraud in connection with the collection of credit and debit card payments from consumers.

Moreover, new laws and regulations that could affect how the Company collects, uses and protects data have been adopted or are being considered in the U.S. and internationally. In the U.S., for example, the Federal Trade Commission (the “FTC”) issued a report on consumer privacy protection in March 2012 that sets forth best practices for businesses to build privacy protections into their products and provide consumers with greater control over the collection and use of their personal information. The FTC report also calls for the widespread adoption and strengthening of self-regulatory measures, such as a standard “Do Not Track” mechanism and a limitation on data tracking with respect to mobile devices. In addition, effective July 1, 2013, the FTC updated its regulations implementing COPPA by expanding the categories of data that are considered personal information, such as IP addresses, geolocation data and screen names. The FTC also updated the requirements for notice, parental consent, confidentiality and security in the regulations implementing COPPA.

Following the Department of Commerce (the “DOC”) report on cybersecurity and the White House report on consumer privacy in 2012, the U.S. General Accounting Office issued a report in September 2013 encouraging Congress to consider strengthening the U.S. consumer privacy framework to reflect the effects of changes in technology and the increased market for consumer information. In 2014, Congress held hearings on privacy, data security and cybersecurity, and these hearings are expected to continue in 2015. Other activities in this area could include changes to the DOC’s Safe Harbor program, which offers a framework for companies to import personal information from the EU in compliance with the European Data Protection Directive (95/46/EC) (the “Directive), as well as the potential for new or expanded laws and regulations regarding information security, online and behavioral advertising, geolocation tracking, cloud computing and other forms of data collection, sharing and use. To the extent any of these developments results in the adoption of new laws or regulations, it could increase the Company’s compliance costs.

Several state legislatures have also adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. For example, laws in numerous states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. In addition, California’s “Do Not Track” legislation requires websites (including mobile apps) that collect personal information about a person’s online activities to disclose how the site responds to “do not track” signals or other mechanisms that enable consumers to opt out of the collection of such information.

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

Regulation of Television Networks, Internet/Broadband Services, Programming and Advertising

The Company’s businesses are also subject to a number of laws and regulations relating to the distribution and licensing of television programming, the content of that programming, and advertising and marketing. In the U.S., cable networks and premium pay television services, either directly or indirectly through their distribution partners, are subject to various obligations under the Communications Act of 1934, as amended (the “Communications Act”), and related regulations issued by the Federal Communications Commission (the “FCC”). These obligations and regulations, among other things, require closed captioning of programming for the hearing impaired, limit the amount and content of commercial matter that may be shown during programming aimed primarily at an audience of children aged 12 and under, and require the identification of (or the maintenance of lists of) sponsors of political advertising.

In addition, in May 2014, the FCC proposed new “net neutrality” regulations based on Section 706 of the Telecommunications Act of 1996, that, subject to certain exceptions, would prohibit Internet Service Providers or ISPs from blocking lawful content, applications, services and devices as well as certain kinds of commercially unreasonable practices, including some discriminatory behavior. In November 2014, President Obama encouraged the FCC to base its “net neutrality” regulations on Title II of the Communications Act, thereby reclassifying consumer broadband service as a telecommunications service subject to potentially greater regulation. In February 2015, the FCC Chairman announced his proposal for “net neutrality” regulations. While the proposed regulations are not publicly available, they would reportedly subject ISPs to the requirements of Title II of the Communications Act, including imposing limitations on unjust and unreasonable practices and obligations regarding customer privacy and protections for people with disabilities and authorize the FCC to investigate and act on consumer complaints. In addition, the proposed regulations would reportedly prohibit ISPs from: (i) blocking access to legal content, applications or services or to devices that do not harm the network, (ii) impairing or degrading lawful Internet content and (iii) implementing paid prioritization or “fast lanes” for content or applications. ISPs would reportedly be allowed to engage in reasonable network management (other than paid prioritization), but only if the purpose of their actions is related to managing their network. The FCC is expected to act on this proposal at its open meeting scheduled for February 26, 2015; if adopted, the proposed regulations would then be made public and could be subject to legal challenge.

From time to time, the FCC also conducts inquiries and rulemaking proceedings, which could lead to additional regulations that could have a material effect on the Company’s businesses. The FCC has also initiated the following proceedings:

•

The FCC is engaged in a number of proceedings designed to make more of the electromagnetic spectrum that is currently used for broadcast television and satellites available for wireless broadband. These proceedings include conducting voluntary incentive auctions, which are expected to begin in 2016, for portions of the spectrum used by television broadcasters to provide additional spectrum for wireless broadband, and evaluating the potential use of certain portions of the satellite spectrum for wireless broadband. The potential changes to the satellite spectrum could negatively impact the Company’s ability to deliver linear network feeds of its domestic basic cable networks to its affiliates. It may take several years for these proceedings and any related spectrum reallocation to be completed, and it is not possible to predict the impact that any such proceedings and reallocation could have on the Company.

•

The FCC has initiated several rulemaking proceedings to implement the 21st Century Communications and Video Accessibility Act of 2010 (the “Accessibility Act”). In February 2014, the FCC changed its television closed captioning rules to, among other things, extend certain obligations regarding the quality of closed captioning of television programming to companies that produce video programming. These new quality rules are scheduled to become effective in March 2015 and are subject to ongoing FCC proceedings that may impose additional obligations on programming producers.

•

In addition, pursuant to the Accessibility Act, in July 2014, the FCC issued an order requiring closed captioning for clips of video programming that previously aired on television and are posted online or available through online applications in certain circumstances, which will go into effect in 2016. These rules could increase the costs of making video clips available online. The FCC also has issued a notice of further rulemaking regarding extending the scope of the video-clip-captioning rules.

•

In December 2014, the FCC proposed rules to expand its interpretation of “multichannel video programming distributor” under the Communications Act to include over-the-top providers of multiple streams of linear programming (i.e., television programming that is delivered via the Internet in a regularly scheduled, continuous manner, either live or on a delayed basis), which would give them rights to distribute broadcast network television programming and cable-operator affiliated programming, while also subjecting them to various obligations such a retransmission fees. Depending on the scope and specific provisions of any final rules, they could affect the Company’s negotiations regarding, and provision of, online linear video.

Various other federal laws also contain provisions that place restrictions on violent and sexually explicit programming. Regulators, legislatures and policymakers have also become increasingly interested in laws and regulations intended to protect the interests of children by placing limitations on food and beverage marketing in media popular with children and teens.

In addition, in international territories, there are various laws and regulations relating to the distribution or licensing of television programming and other products. These include television licensing requirements relating to closed captioning of programming for the hearing impaired, descriptive audio versions for the visually impaired and mandatory local language dubbed and/or subtitled versions of programming, laws providing for minimum percentages of local content and maximum percentages of foreign content on television, local language advertising requirements, laws and regulations imposing pricing, exclusivity and importing restrictions, editorial control, translation or local editing requirements and other nationality-based restrictions. There are also a number of laws and regulations in these international territories relating to the nature of content and advertising and marketing efforts, including content codes and laws requiring government approval of certain content prior to exhibition, consumer protection laws (particularly those relating to advertisements and programming aimed at children) and laws restricting the amount of advertising permitted on television networks. For example, the EU Audio Visual Media Services directive, which allows EU member states to adopt more restrictive regimes and applies to all programs produced after December 2009, obligates broadcasters to notify viewers if an audiovisual program contains paid product placement, bans any form of product placement in children’s and news programming and prohibits product placement of tobacco products and prescription medication. The directive also imposes an obligation on EU member states and the

European Commission to encourage broadcasters and channel providers to develop codes of conduct regarding advertising for foods high in fat, salt and sugar in or around children’s programming. Accordingly, in the U.K., the Office of Communications has restricted such television advertising, and other EU jurisdictions have required that nutritional information be included in food advertisements. Outside the EU, other governments are considering or have already implemented food advertising restrictions similar to those in the U.K., including in Australia, Brazil, Colombia, Chile, Mexico, Norway, Peru, Singapore and Uruguay. Finally, several governments, including in Argentina, Brazil, India, Mexico and Uruguay, have recently proposed, enacted or more strictly enforced regulations that limit the amount of advertising content that can be aired on television networks.

Regulation of the Distribution and Licensing of Feature Films

In countries outside the U.S., there are a variety of laws and regulations relating to the distribution or licensing of feature films for exhibition in theaters and on broadcast and cable networks. These include copyright laws and regulations, television licensing requirements similar to those applicable to made-for-television programming, trade and customs regulations, laws providing for minimum percentages of local content in theaters and on broadcast television and maximum percentages of foreign content on television and laws that limit increases in prices paid by distributors to content providers. In certain countries, other laws and regulations, some of which are under review by local government ministries, provide for limits on the number of foreign films that may be exhibited in such countries in a calendar year.

Marketing Regulation

The Company’s marketing and advertising sales activities are subject to regulation by the FTC and each of the states under general consumer protection statutes prohibiting unfair or deceptive acts or practices. Certain marketing activities are also subject to specific federal statutes and rules, such as COPPA.

FINANCIAL INFORMATION ABOUT SEGMENTS, GEOGRAPHIC AREAS AND BACKLOG

Financial and other information by segment and revenues by geographic area for each year in the three-year period ended December 31, 2014 are set forth in Note 15 to the Company’s consolidated financial statements, “Segment Information.” Information with respect to the Company’s backlog, representing future revenue not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium pay television services, basic cable and network and syndicated television exhibition, at December 31, 2014 and December 31, 2013, is set forth in Note 16 to the Company’s consolidated financial statements, “Commitments and Contingencies — Commitments — Programming Licensing Backlog.”

Item 1A.	Risk Factors.

The Company must respond successfully to changes in technology and consumer behavior to remain competitive. The Company derives a substantial portion of its revenues and profits from its cable networks, its premium pay television services and its production and licensing of television programming. Technological changes have driven and reinforced changes in consumer behavior as consumers seek more control over when, where and how they consume content. These changes pose long-term risks to the traditional television industry and many of the Company’s historical business models. These risks include: (i) the disruption of the traditional television content delivery model by over-the-top aggregators of content if they are successful in drawing large audiences and significant revenues away from, or further discouraging younger audiences from subscribing to, multichannel video services; (ii) the disruption of the advertising-supported television model due to increased online video consumption, time-shifted viewing of television programs and the use of digital video recorders to skip advertisements; (iii) the decline in the value of a network’s acquired programming if it does not obtain the exclusive right to distribute that programming on both television and digital platforms and that programming becomes readily available to consumers on other companies’ platforms; (iv) an increase in Turner’s and Home Box Office’s costs to produce or acquire high-quality, must-watch programming due to heightened competition, including from SVOD services. The Company’s responses to mitigate the risks from these changes, including the adoption of new business models and enhancing TV Everywhere, may not be embraced by consumers, advertisers, affiliates or others in the media and entertainment industry, which could have a significant adverse effect on the Company’s competitive position and its businesses. In addition, the Company may incur significant costs to respond to, and mitigate the risks from, these changes.

The popularity of content is difficult to predict and can change rapidly, and low public acceptance of the Company’s content will adversely affect its results of operations. The revenues derived from the sale, distribution and licensing of television programming, feature films, videogames and other content depend primarily on widespread public acceptance of that content, which is difficult to predict and can change rapidly. The Company must invest substantial amounts in the production and marketing of its content before it learns whether such content will reach anticipated levels of popularity with consumers. The popularity of the Company’s content depends on many factors, only some of which are within the Company’s control. Examples include the popularity of competing content (including locally produced content internationally), the availability of alternative forms of leisure and entertainment activities, the Company’s ability to maintain or develop strong brand awareness and target key audiences, and the Company’s ability to successfully anticipate (and timely adapt its content to) changes in consumer tastes and behavior in the many countries and territories in which the Company operates. Low public acceptance of the Company’s content will adversely affect its results of operations.

Generally, feature films that perform well at the box office also have commercial success in subsequent distribution channels. Therefore, the underperformance of a feature film, especially an “event” film, at the box office can result in lower than expected revenues for the Company from the license of the film to broadcast and cable networks and SVOD services, sales of the film via EST and physical discs, and from the sale of videogames or licenses for consumer products based on such film. There is also a risk that a new “event” film that fails to achieve commercial success at the box office, which would limit the Company’s ability to create a new theatrical franchise based on the film or characters featured in such film. The failure to develop successful new theatrical franchises could have an adverse effect on the Company’s results of operations.

With respect to television programming produced by the Company, low ratings for such programming may lead to the cancellation of a program and can negatively affect future license fees for the cancelled program. A decline in the ratings or popularity of the television programming aired on Turner’s cable networks can negatively affect advertising revenues for Turner’s cable networks in the near term and, over a longer period of time, could adversely affect subscription revenues and the distribution potential of a Turner network. A decline in the popularity of HBO and Cinemax’s programming could, over a period of time, cause subscribers to cancel their subscriptions, which in turn could adversely affect both the Company’s subscription and content licensing revenues. In addition, if the Company decides to no longer air programming due to low ratings or other factors, the Company could incur significant programming impairments, which could have a material adverse effect on the Company’s results of operations in a given period.

The failure to renew affiliate agreements on favorable terms or at all could cause the Company’s subscription and advertising revenues to decline. The Company depends on agreements with affiliates for the distribution of Turner’s cable networks and HBO and Cinemax. Competition from SVOD services and new distribution platforms is increasing the pressure on affiliates to control their programming costs in order to continue to attract and retain subscribers. As affiliates continue to try to control their programming costs, it may be more difficult for the Company to renew its affiliate agreements on terms, including those related to pricing, packaging and positioning, that are acceptable to the Company. In addition, due to consolidation among affiliates in the U.S. and consolidation and growth of large multi-territory distribution companies internationally, these companies are gaining scale and negotiating power. If the Company is not able to renew its affiliate agreements on acceptable terms, its subscription revenues may not increase as much as the Company expects or could decline. In addition, the inability to renew one or more of the Company’s larger affiliate arrangements would reduce the Company’s subscription revenues and the reach of the Company’s programming, which could make Turner’s cable networks less attractive to advertisers and result in a decline in advertising revenues.

A decline in the number of multichannel video service subscribers could cause the Company’s subscription revenues to decline. If multichannel video service rates charged by affiliates continue to increase or economic conditions worsen, subscribers may (i) cancel their multichannel video service subscriptions, (ii) cancel their subscriptions to HBO and Cinemax or (iii) elect to subscribe to lower-priced programming packages that may not include HBO, Cinemax or all of Turner’s cable networks. In addition, consumers, particularly younger consumers, may choose to subscribe to SVOD services as an alternative to multichannel video services provided by affiliates. The number of HBO and Cinemax subscribers could also decline if affiliates choose not to market, or reduce their marketing of, HBO and Cinemax. A decline in the number of subscribers to multichannel video services or HBO or Cinemax could result in a decrease in the Company’s subscription revenues.

A decrease in demand for the television programming produced by Warner Bros. could adversely affect the Company’s revenues. Warner Bros. is a leading producer of high-quality television programming, as well as a leader in the international distribution of U.S.-produced television programming. Despite its strong competitive position, Warner Bros.’ television production business, is largely dependent on the strength of the U.S. broadcast networks, basic cable networks and local television stations, and their demand for Warner Bros.’ television programming. If there is a decrease in such demand, it could decrease the overall scale of Warner Bros.’ television production business, reduce the aggregate license fees for its television programming in the short-term and reduce the aggregate syndication revenues for its television programming in the long-term. The following factors could increase the likelihood of a decrease in such demand in the U.S.: (i) consolidation among television station groups and vertical integration between station groups and broadcast networks, thereby reducing the number of buyers for Warner Bros.’ programming; (ii) vertical integration between television production studios and broadcast networks, resulting in increased reliance by networks on their in-house and affiliated television production studios; and (iii) emergence of technological advances and alternative viewing options that could reduce the lifetime value of television programming. In international territories, the increasing popularity of locally produced television content could result in decreased demand and lower license fees for the Company’s U.S.-produced television programming.

An increase in the costs incurred by Turner and Home Box Office to acquire or produce popular programming could adversely affect the Company’s operating results. Competition to acquire popular programming is intense, and the growing number of SVOD services has increased competition in the U.S. and internationally. Turner may have to increase the price it is willing to pay for acquired and sports programming, including the renewal of programming it currently licenses. Acquired and sports programming costs may also increase if Turner seeks the right to distribute the programming on digital platforms and the right to exhibit programming exclusively during the applicable license period. In addition, the increased amount of original programming aired by cable networks, premium pay television services and SVOD services could drive up talent and production costs. If increases in Turner’s and Home Box Office’s costs to produce or acquire popular programming are not offset by increases in advertising rates and affiliate fees when affiliate agreements are renewed, the Company’s results of operations could be adversely affected.

The Company’s results of operations could be adversely affected if there is a decline in advertising spending, which could be caused by a number of factors. A decline in the economic prospects of advertisers or the economy in general could cause current or prospective advertisers to spend less on television advertising or spend their advertising dollars in other media. Television advertising expenditures also could be negatively affected by (i) increasing audience fragmentation caused by increased availability of alternative forms of leisure and entertainment activities; (ii) the increased use of digital video recorders to skip advertisements; (iii) pressure from public interest groups to reduce or eliminate advertising of certain products on television; (iv) new laws and regulations that prohibit or restrict certain types of advertisements; and (v) natural disasters, extreme weather, acts of terrorism, political uncertainty or hostilities, because there may be uninterrupted news coverage of such events that disrupts regular television programming. In addition, advertisers’ willingness to purchase advertising time from the Company may be adversely affected by a decline in audience ratings for the programming aired on Turner’s cable networks. If ratings decline significantly, Turner’s cable networks generally will be required to provide additional advertising time to advertisers to reach agreed-on audience delivery thresholds. This may result in Turner’s cable networks having less advertising time available to sell or to use to promote their own programming. Finally, if the television ratings system is not changed so that it captures the viewership of Turner’s programming through digital video recorders, VOD and mobile devices, advertisers may not be willing to pay advertising rates based on the increasing viewership that occurs after the initial airing of a program and on digital platforms.

The Company’s results of operations may be adversely affected if the growth in digital sales of television content and feature films do not exceed and offset the decline in physical disc sales. Several factors have contributed to an industry-wide decline in sales of physical discs in recent years, including consumers shifting to SVOD services; consumers electing to rent films using discount rental kiosks, which generate significantly less profit per transaction for the Company than the sale of physical discs; changing retailer strategies and initiatives (e.g., reduction in floor space devoted to physical discs); retail store closures; weak economic conditions; increasing competition for consumer discretionary time and spending; and piracy. The Company’s efforts to offset the decline in sales of physical discs and to make digital ownership of content more compelling to consumers (e.g., UltraViolet and EST) may not be successful or may take several more years to become successful.

If the Company fails to compete successfully against alternative sources of entertainment and news, there may be an adverse effect on the Company’s results of operations. The Company competes with all other sources of entertainment and news, including television, premium pay television services, SVOD services, feature films, the Internet, home entertainment products, videogames, social networking, print media, pirated content, live sports and other events, for consumers’ leisure and entertainment time and discretionary spending. The number of media and entertainment choices available to consumers has made it much more difficult to attract and obtain their attention and time. There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors.

The Company is exposed to risks associated with weak domestic and global economic conditions and increased volatility and disruption in the financial markets. The Company’s financial condition and results of operations may be adversely affected by weak domestic and global economic conditions and the impact of those conditions on advertisers, affiliates, suppliers, retailers, insurers, theater operators and others with which it does business. The global economy continues to be volatile, with particular regions and countries, such as Argentina, Brazil, the Eurozone, India, Russia and Venezuela, facing uncertain or slow economic growth. These conditions could lead to lower consumer spending for the Company’s content and products in these regions and countries, particularly if advertisers, licensees, retailers, theater operators and consumers reduce their demand for the Company’s content and products due to the negative impact of these conditions on them. Consumer spending in these regions and countries may be further negatively impacted by governmental actions to manage national economic matters, whether through austerity or stimulus measures or initiatives intended to control wages, unemployment, credit availability, inflation, taxation and other economic drivers.

Increased volatility and disruptions in the financial markets could make it more difficult and more expensive for the Company to refinance outstanding indebtedness and obtain new financing. In addition, the adoption of new statutes and regulations, new interpretations of existing statutes and regulations or the enforcement of laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Disruptions in the financial markets can also adversely affect the Company’s lenders, insurers and counterparties, including vendors, retailers and film co-financing partners. The inability of the Company’s counterparties to obtain capital on acceptable terms could impair their ability to perform under agreements with the Company and lead to negative effects on the Company, including business disruptions, decreased revenues, increases in bad debt expenses and, in the case of film co-financing partners, greater risk to the Company with respect to the performance of its feature films.

The Company faces risks relating to conducting business internationally that could adversely affect its businesses and operating results. It is important for the Company to achieve sufficient scale in key international territories in a cost-effective manner to be able to compete successfully in those territories. Failure to achieve sufficient scale could adversely affect the Company’s results of operations. In addition, there are risks inherent in international business operations, including:

•	issues related to integrating and managing international operations and investments;

•	potentially adverse tax developments;

•	lack of sufficient protection for intellectual property in some countries;

•	territorial restrictions on content licensing;

•	currency exchange restrictions, export controls and currency devaluation risks in some foreign countries, including, but not limited to, Argentina and Venezuela;

•	the existence in some countries of statutory shareholder minority rights and restrictions on foreign direct ownership;

•	the existence of quotas and other content-related limitations or restrictions (e.g., government censorship);

•	restrictions on television advertising, marketing and network packaging;

•	issues related to occupational safety and adherence to local labor laws and regulations;

•	political or social unrest;

•	higher than anticipated costs of entry;

•	the presence of corruption in certain countries;

•	the absence of good diplomatic relations between the U.S. and certain countries; and

•	the potential for government appropriation of the Company’s assets.

One or more of these factors could harm the Company’s international operations or investments and its operating results.

In addition, some of the Company’s operations are conducted in foreign currencies, and the value of these currencies fluctuates in relation to the U.S. dollar. The Company is exposed to foreign currency exchange rate fluctuations. Although the Company hedges a portion of its foreign currency exposures, significant fluctuations in exchange rates in the past have had, and in the future could have, an adverse effect on the Company’s results of operations in a given period.

Some of the Company’s businesses generate cash receipts in Venezuela. The Venezuelan government has imposed significant limits on the exchange of local currency into U.S. dollars in recent years. Although Venezuela implemented changes during 2014 that increase the potential to convert Venezuelan Bolivars Fuertes (“VEF”) to U.S. dollars, the Company has been unable to exchange its VEF to U.S. dollars, and there can be no assurance as to when or if or the rate at which the Company will be able to exchange its VEF to U.S. dollars.

Increased piracy of the Company’s content, products and other intellectual property may further decrease the revenues received from the legitimate sale, licensing and distribution of its content and adversely affect its business and profitability. The Company continues to be negatively affected by piracy, and an increase in the piracy of the Company’s content, products and other intellectual property could reduce the revenues the Company earns from the legitimate sale, licensing and distribution of its content, products and other intellectual property. The risks relating to piracy have increased in recent years due to technological developments that have made it easier to create, distribute and store high-quality unauthorized copies of content, such as the proliferation of cloud-based storage and streaming services, increased broadband Internet speeds and penetration rates, and increased speed of mobile data transmission. Piracy is particularly prevalent in countries that lack effective copyright and technical legal protections or enforcement measures, and illegitimate operators based in those parts of the world can attract viewers from anywhere in the world. The Company devotes substantial resources to protecting its content, products and intellectual property, but the Company’s efforts to enforce its rights and combat piracy may not be successful.

The Company’s operating results may suffer if it cannot continue to license and exploit its intellectual property rights. The Company relies on a combination of patents, copyrights, trademarks, tradenames and other proprietary rights, as well as contractual arrangements, including licenses, to establish, maintain and protect its intellectual property rights. Effective intellectual property protection may not be available in every country in which the Company does business. The Company may not be able to acquire or maintain appropriate domain names in all countries in which it does business or prevent others from acquiring domain names that are similar to, infringe on, or diminish the value of, the Company’s trademarks and other proprietary rights. Companies that license the Company’s intellectual property also may take actions that diminish the value of the Company’s intellectual property or harm the Company’s reputation.

The Company’s intellectual property rights may not be sufficient to permit it to take advantage of business opportunities, such as new distribution platforms. As a result, the Company may be required to change its plans or acquire the necessary intellectual property rights, which could be costly.

The protection of the Company’s intellectual property may require the Company to spend significant amounts of money. Further, the steps the Company takes to protect its intellectual property may not adequately protect its rights or prevent others from infringing or misappropriating its intellectual proprietary rights. Any impairment of the Company’s intellectual property rights, including due to changes in U.S. or foreign intellectual property laws or the absence of effective legal protections or enforcement measures, could adversely impact the Company’s businesses, financial condition and results of operations.

The Company has been, and may be in the future, subject to claims that it infringed intellectual property rights of others, which could require the Company to change its business practices. Successful claims that the Company infringes on the intellectual property rights of others could require the Company to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability, be prohibited preliminarily or permanently from further use of the intellectual property in question or require the Company to change its business practices to stop the infringing use, which could limit its ability to compete effectively. Even if the Company believes a claim of intellectual property infringement is without merit, defending against the claim can be time-consuming and costly and divert management’s attention and resources away from its businesses.

The Company’s businesses are subject to labor interruption. The Company and some of its suppliers and business partners retain the services of writers, directors, actors, athletes, technicians, trade employees and others involved in the development and production of its television programming and feature films who are covered by collective bargaining agreements. If negotiations to renew expiring collective bargaining agreements are not successful or become unproductive, the affected unions could take actions such as strikes, work slowdowns or work stoppages. Strikes, work slowdowns or work stoppages or the possibility of such actions could result in delays in the production of the Company’s television programming and feature films. The Company could also incur higher costs from such actions, new collective bargaining agreements or the renewal of collective bargaining agreements on less favorable terms. Many of the collective bargaining agreements that cover individuals providing services to the Company are industry-wide agreements, and the Company may lack practical control over the negotiations and terms of these agreements. Union or labor disputes or player lock-outs relating to certain professional sports leagues may preclude the Company from producing and telecasting scheduled games or events and could negatively impact the Company’s promotional and marketing opportunities. Depending on their duration, such union or labor disputes or player lock-outs could have an adverse effect on the Company’s results of operations.

Service disruptions or failures of the Company’s or its vendors’ information systems and networks as a result of computer viruses, misappropriation of data or other bad acts, natural disasters, extreme weather, accidental releases of information or other similar events, may disrupt the Company’s businesses, damage its reputation or have a negative impact on its results of operations. Shutdowns or service disruptions of information systems or networks at the Company or vendors that provide information systems, networks or other services to the Company pose increasing risks. Such disruptions may be caused by third-party hacking of computers and systems; dissemination of computer viruses, worms and other destructive or disruptive software; denial of service attacks and other bad acts, as well as power outages, natural disasters, extreme weather, terrorist attacks, or other similar events. Shutdowns or disruption from such events could have an adverse impact on the Company and its customers, including degradation or disruption of service, loss of data and damage to equipment and data. In addition, system redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient to cover everything that could happen. Significant events could result in a disruption of the Company’s operations, reduced revenues, the loss of or damage to the integrity of data used by management to make decisions and operate the Company’s business, customer or advertiser dissatisfaction, damage to the Company’s reputation or brands or a loss of customers. In addition, the Company may not have adequate insurance coverage to compensate it for any losses associated with such events.

The Company is also subject to risks caused by the misappropriation, misuse, falsification or intentional or accidental release or loss of data maintained in the information systems and networks of the Company and its vendors, including confidential personnel, customer or vendor data. Outside parties may attempt to penetrate the Company’s systems or those of its vendors or fraudulently induce employees or customers of the Company or employees of its vendors to disclose sensitive information to obtain or gain access to the Company’s data. If a material breach of the Company’s information systems or that of its vendors occurs, the market perception of the effectiveness of the Company’s information security measures could be harmed, the Company could lose customers and advertisers, and its reputation, brands and credibility could be damaged. In addition, if a material breach of its information systems occurs, the Company could be required to expend significant amounts of money and other resources to repair or replace information systems or networks or to comply with notification requirements. The Company also could be subject to actions by regulatory authorities and claims asserted in private litigation in the event of a breach of the information systems of the Company or its vendors.

Although the Company develops and maintains information security practices and systems designed to prevent these events from occurring, the development and maintenance of these systems are costly and require ongoing monitoring and updating as technologies change and tactics to overcome information security measures become more sophisticated. Moreover, despite the Company’s efforts, the possibility of these events occurring cannot be eliminated entirely. As the Company distributes more of its content digitally, engages in more electronic transactions with consumers, increases the number of information technology systems used in its business operations, relies more on cloud-based services and information systems and increases its use of third-party service providers to perform information technology services, the related information security risks will continue to increase and the Company will need to expend additional resources to protect its information systems, networks and data.

Service disruptions or the failure of communications satellites or transmitter facilities relied on by HBO, Cinemax and Turner’s cable networks could have a negative impact on the Company’s revenues. HBO, Cinemax and Turner’s cable networks rely on communications satellites and transmitter facilities to transmit their programming to affiliates. Shutdowns of satellites and transmitter facilities or service disruptions pose significant risks to the Company’s operations. Such disruptions may be caused by power outages, natural disasters, extreme weather, terrorist attacks, failures or impairments of communications satellites or on-ground uplinks or downlinks used to transmit programming, or other similar events. If a satellite is not able to transmit the Company’s programming, the Company may not be able to secure an alternative communication satellite in a timely manner, because there are a limited number of communications satellites available for the transmission of programming. If such an event were to occur, there could be a disruption in the delivery of the Company’s programming, which could harm the Company’s reputation and adversely affect the Company’s results of operations.

The Company’s businesses are subject to regulation in the U.S. and internationally, which could cause the Company to incur additional costs or liabilities or disrupt its business practices. The Company’s businesses are subject to a variety of U.S. and international laws and regulations. See Item 1, “Business — Regulatory Matters,” for a description of significant U.S. federal, state, local and international laws, regulations, regulatory agency inquiries, rulemaking proceedings and other developments affecting the Company and its businesses. The Company could incur significant costs to comply with new laws or regulations or changes in interpretations of laws or regulations or substantial penalties or other liabilities if it fails to comply with them. Compliance with new laws or regulations also could cause the Company to change or limit its business practices in a manner that is adverse to its businesses. In addition, if there are changes in laws or regulations that provide protections that the Company relies on in conducting its businesses, these changes could subject the Company to greater risk of liability and could increase compliance costs or limit the Company’s ability to operate certain lines of business.

The Company’s cost reduction initiatives present various risks, including the risk that the Company may not realize the financial and strategic goals relating to the initiatives. During the third and fourth quarters of 2014, the Company incurred significant restructuring and severance costs related to restructuring activities designed to position the Company for the current and future operating environment and reallocate resources to the Company’s growth initiatives. The reductions in the Company’s workforce from these restructuring activities could cause disruptions to the Company’s operations, and the Company’s anticipated cost savings from the workforce reductions may be less than initially expected. The Company has also launched multi-year enterprise efficiency initiatives to deliver certain business support services (e.g., real estate and certain information technology functions) centrally to the Company’s divisions. In connection with these initiatives, the Company may incur greater than anticipated expenses, fail to realize anticipated benefits, experience business disruptions or have difficulty executing the initiatives.

If the separation of any of Time Inc., AOL Inc. (“AOL”) or Time Warner Cable Inc. (“TWC”) is determined to be taxable for income tax purposes, Time Warner and/or Time Warner’s shareholders who received shares of Time Inc., AOL or TWC (as applicable) in connection with the respective spin-off of those companies could incur significant income tax liabilities. In connection with the legal and structural separation from the Company of (i) Time Inc. in June 2014 and (ii) AOL in December 2009, Time Warner received an opinion of counsel confirming that the applicable separation transaction should not result in the recognition, for U.S. Federal income tax purposes, of gain or loss to Time Warner or its shareholders, except to the extent of cash received in lieu of fractional shares in such transaction. In connection with the legal and structural separation of TWC from the Company in March 2009, Time Warner received a private letter ruling from the Internal Revenue Service (“IRS”) and opinions of counsel confirming that the TWC separation should not result in the recognition, for U.S. Federal income tax purposes, of gain or loss to Time Warner or its shareholders, except to the extent of cash received in lieu of fractional shares. The IRS ruling and the opinions of counsel in connection with these transactions were based on, among other things, certain facts, assumptions, representations and undertakings that were made by Time Warner and Time Inc., AOL or TWC, as applicable, in connection with the applicable separation transaction. If any of these facts, assumptions, representations or undertakings is incorrect or not otherwise satisfied, Time Warner and its shareholders may not be able to rely on the IRS ruling (in the case of the TWC separation transaction) or opinion and could be subject to significant tax liabilities. Furthermore, opinions of counsel are not binding on the IRS or state or local tax authorities or the courts, and a tax authority or court could determine that one or more of the separation transactions should be treated as a taxable transaction. Under the tax matters agreement Time Warner entered into with each of Time Inc., AOL and TWC in connection with the respective separation transactions, Time Warner is entitled to indemnification from the applicable former subsidiary for taxes resulting from the failure of the applicable separation transaction to qualify as tax-free as a result of (i) certain actions or failures to act by the former subsidiary or (ii) the failure of certain representations made by the former subsidiary to be true. However, if transaction taxes are incurred for other reasons, Time Warner would not be entitled to indemnification.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Time Warner’s headquarters are located in New York City at One Time Warner Center. The Company also owns or leases offices; studios; technical, production and warehouse spaces; satellite transmission facilities; and other properties in numerous locations in the United States and around the world for its businesses. The Company considers its properties adequate for its current needs. The following table sets forth information as of December 31, 2014 with respect to the Company’s principal properties:

Location	Principal Use	Approximate Square Feet Floor Space	Type of Ownership; Expiration Date of Lease
New York, NY One Time Warner Center	Executive, business and administrative offices, studios, technical space and screening room (Corporate HQ and Turner)	940,000	Leased by the Company. Lease expires in 2019.(a)

Hong Kong 979 King’s Rd. Oxford House	Executive, business and administrative offices, a studio, technical space and screening room (Corporate, Turner and Warner Bros.)	110,000	Leased by the Company. Lease expires in 2018. Approx. 22,000 sq. ft. is sublet to unaffiliated third-party tenants.

London, England Turner House 16 Great Marlborough St.	Executive, business and administrative offices, studios and technical space (Corporate, Turner and Home Box Office)	100,000	Leased by the Company. Lease expires in 2019.

Atlanta, GA One CNN Center	Executive, business and administrative offices, studios and technical and retail space (Turner)	1,280,000	Owned by the Company. Approx. 68,000 sq. ft. is leased to unaffiliated third-party tenants.

Atlanta, GA 1050 Techwood Dr.	Executive, business and administrative offices, studios and technical space (Turner)	1,170,000	Owned by the Company.

Santiago, Chile Pedro Montt 2354	Business offices, studios and technical space (Turner)	254,000	Owned by the Company.

Buenos Aires, Argentina 599 & 533 Defensa St.	Business offices, studios and technical space (Turner)	129,000	Owned by the Company.

Location	Principal Use	Approximate Square Feet Floor Space	Type of Ownership; Expiration Date of Lease

Washington, DC 820 First St.	Business offices, studios and technical space (Turner)	102,000	Leased by the Company. Lease expires in 2020.

Santiago, Chile Ines Matte Urrejola #0890 Provencia - Central	Business offices, studios and technical space (Turner)	90,000	Leased by the Company. Lease expires in 2016.

Los Angeles, CA 6430 Sunset Blvd.	Business offices, studios and technical space (Turner)	37,000	Leased by the Company. Lease expires in 2022.

New York, NY 1100 and 1114 Ave. of the Americas	Executive, business and administrative offices and technical space (Home Box Office)	673,000	Leased by the Company under two leases expiring in 2018.

Santa Monica, CA 2500 Broadway	Executive, business and administrative offices and technical space (Home Box Office)	128,000	Leased by the Company. Lease expires in 2019.

Hauppauge, NY 300 New Highway	Business offices, communications center, production facility and technical space (Home Box Office)	115,000	Owned by the Company.

New York, NY 120A East 23rd Street	Business and administrative offices, studios and technical space (Home Box Office)	82,000	Leased by the Company. Lease expires in 2018.

Burbank, CA The Warner Bros. Studio	Executive, business and administrative offices, sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, tour operations, back lot and parking lot/structures (Warner Bros.)	4,677,000(b)	Owned by the Company.

Leavesden, UK Leavesden Studios	Business and administrative offices, sound stages, technical and dressing room structures, machinery and equipment facilities, tour operations, back lot and parking lots (Warner Bros.)	727,000	Owned by the Company.

Burbank, CA 3400 Riverside Dr.	Executive, business and administrative offices (Warner Bros.)	421,000	Leased by the Company. Lease expires in 2019.

Burbank, CA 3300 W. Olive Ave.	Executive, business and administrative offices and technical space (Warner Bros.)	231,000	Leased by the Company. Lease expires in 2021.

London, England 98 Theobald Rd.	Business and administrative offices and screening room (Warner Bros.)	135,000	Leased by the Company. Lease expires in 2019.

(a)	The Company plans to move to a new corporate headquarters in early 2019.
(b)	Represents 4,677,000 sq. ft. of improved space on 158 acres. Ten acres consist of various parcels adjoining The Warner Bros. Studio with mixed commercial and office uses.

Item 3.	Legal Proceedings.

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

On May 14, 2010, DC Comics filed a related lawsuit in the U.S. District Court for the Central District of California against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls. The lawsuit asserted, among other things, a claim for declaratory relief concerning the validity of the copyright termination notice served by the Shuster heirs, who purported to reclaim their rights to the Superman character from DC Comics with the termination notice. The lawsuit also asserted state law based claims, including seeking declaratory relief challenging the validity of various agreements between Mr. Toberoff, certain companies that he controls and the Shuster and Siegel heirs, as well as claims for intentional interference by Mr. Toberoff with DC Comics’ contracts and prospective economic advantage with the Shuster and Siegel heirs for which DC Comics sought monetary damages. On October 17, 2012, the district court granted summary judgment in favor of DC Comics, holding that the copyright termination notice served by the Shuster heirs was invalid and that the Shuster heirs had transferred any and all rights in the Superman properties to DC Comics in 1992 pursuant to a binding agreement with DC Comics. On November 21, 2013, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s October 2012 decision. On October 6, 2014, the U.S. Supreme Court denied the Shuster heirs’ petition for writ of certiorari. DC Comics’ other claims against the Siegel heirs, Mr. Toberoff and certain companies that Mr. Toberoff controls were either dismissed by the district court or deemed moot following the U.S. Supreme Court’s denial of the Shuster heirs’ petition for writ of certiorari. On December 9, 2014, DC Comics appealed the dismissal of its claims against Mr. Toberoff and his companies, and on December 23, 2014, Mr. Toberoff and his companies filed a cross-appeal with the U.S. Court of Appeals for the Ninth Circuit.

The Company has prevailed on the primary issues regarding its rights to the “Superman” and “Superboy” properties in the matters described above and believes the claims that remain within the scope of the appeals pending before the U.S. Court of Appeals for the Ninth Circuit are not material to the Company’s results of operations or cash flows. Accordingly, the Company does not intend to include disclosure regarding these matters in its future periodic reports.

On April 4, 2007, the National Labor Relations Board (“NLRB”) issued a complaint against CNN America Inc. (“CNN America”) and Team Video Services, LLC (“Team Video”). This administrative proceeding relates to CNN America’s December 2003 and January 2004 terminations of its contractual relationships with Team Video, under which Team Video had provided electronic newsgathering services in Washington, DC and New York, NY. The National Association of Broadcast Employees and Technicians, under which Team Video’s employees were unionized, initially filed charges of unfair labor practices with the NLRB in February 2004, alleging that CNN America and Team Video were joint employers, that CNN America was a successor employer to Team Video, and/or that CNN America discriminated in its hiring practices to avoid becoming a successor employer or due to specific individuals’ union affiliation or activities. The NLRB complaint seeks, among other things, the reinstatement of certain union members and monetary damages. On November 19, 2008, the presiding NLRB Administrative Law Judge (“ALJ”) issued a non-binding recommended decision and order, finding CNN America liable. On September 15, 2014, a three-member panel of the NLRB affirmed the ALJ’s decision and adopted the ALJ’s order with certain modifications. On September 16, 2014, CNN America filed a notice of appeal with the U.S. Court of Appeals for the D.C. Circuit. On November 12, 2014, both CNN America and the General Counsel of the NLRB filed motions with the NLRB for reconsideration of the panel’s decision. On December 17, 2014, CNN America’s appeal to the U.S. Court of Appeals was placed on hold pending resolution of the motions for reconsideration.

In April 2013, the Internal Revenue Service (the “IRS”) Appeals Division issued a notice of deficiency to the Company relating to the appropriate tax characterization of stock warrants received from Google Inc. in 2002. On May 6, 2013, the Company filed a petition with the United States Tax Court seeking a redetermination of the deficiency set forth in the notice. The Company’s petition asserts that the IRS erred in determining that the stock warrants were taxable upon exercise (in 2004) rather than at the date of grant based on, among other things, a misapplication of Section 83 of the Internal Revenue Code. In December 2014, the Company reached a preliminary agreement with the IRS to resolve the issues raised in the notice of deficiency. Final resolution of these issues is subject to agreement regarding certain necessary computations and the preparation and execution of definitive documentation.

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

For matters disclosed above for which a loss is probable or reasonably possible, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0 and $130 million at December 31, 2014. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 1, 2015.

Name	Age	Office
Jeffrey L. Bewkes	62	Chairman and Chief Executive Officer
Howard M. Averill	51	Executive Vice President and Chief Financial Officer
Paul T. Cappuccio	53	Executive Vice President and General Counsel
Gary Ginsberg	52	Executive Vice President, Corporate Marketing & Communications
Karen Magee	53	Executive Vice President and Chief Human Resources Officer
Carol A. Melton	60	Executive Vice President, Global Public Policy
Olaf Olafsson	52	Executive Vice President, International & Corporate Strategy

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

The Company is a corporation organized under the laws of Delaware, and was formed on February 4, 2000 in connection with the Company’s January 2001 merger with America Online, Inc. The principal market for the Company’s Common Stock is the NYSE. For quarterly price information with respect to the Company’s Common Stock for the two years ended December 31, 2014, see “Quarterly Financial Information” at pages 128 through 129 herein, which information is incorporated herein by reference. The number of holders of record of the Company’s Common Stock as of February 19, 2015 was 16,495.

The Company paid a cash dividend of $0.2875 per share in each quarter of 2013 and a cash dividend of $0.3175 per share in each quarter of 2014.

On February 10, 2015, the Company’s Board of Directors approved an increase in the quarterly cash dividend to $0.35 per share and declared the next regular quarterly cash dividend to be paid on March 15, 2015 to stockholders of record on February 28, 2015. The Company currently expects to continue to pay comparable cash dividends in the future. Changes to the Company’s dividend policy will depend on the Company’s earnings, investment opportunities, capital requirements, financial condition, economic conditions and other factors considered relevant by the Company’s Board of Directors.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended December 31, 2014.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2014 - October 31, 2014	4,753,846	$75.61	4,753,846	$5,141,540,405
November 1, 2014 - November 30, 2014	3,731,801	$79.52	3,731,801	$4,844,769,676
December 1, 2014 - December 31, 2014	4,079,778	$84.22	4,079,778	$4,501,187,486

Total	12,565,425	$79.57	12,565,425	$4,501,187,486

(1)	These amounts do not give effect to any fees, commissions or other costs associated with the share repurchases.

(2)

On February 5, 2014, the Company announced that its Board of Directors had authorized a total of $5.0 billion in share repurchases beginning January 1, 2014, including the approximately $301 million remaining at December 31, 2013 from the prior $4.0 billion authorization. On August 6, 2014, the Company announced that its Board of Directors had authorized an additional $5.0 billion of share repurchases. Purchases under the stock repurchase program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. In the past, the Company has repurchased shares of its common stock pursuant to trading plans under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, and it may repurchase shares of its common stock utilizing such trading plans in the future.

Item 6. Selected Financial Data.

The selected financial information of the Company for the five years ended December 31, 2014 is set forth at page 127 herein and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 36 through 65 herein is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 63 through 64 herein is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of the Company and the report of independent registered public accounting firm thereon set forth at pages 66 through 123, 130 through 138 and 125 herein, respectively, are incorporated herein by reference.

Quarterly Financial Information set forth at pages 128 through 129 herein is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm thereon set forth at pages 124 and 126 herein are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December  31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

On February 24, 2015, the Company entered into an amended and restated employment agreement (the “Employment Agreement”) with Howard Averill, Executive Vice President and Chief Financial Officer of the Company, that extends his term of employment through December 31, 2017. Pursuant to the Employment Agreement, Mr. Averill’s compensation has been increased effective January 1, 2015 to $1.4 million in annual salary, a target annual cash bonus equal to 250% of base salary and long-term incentive compensation with an annual target of $4.6 million.

The terms of the Employment Agreement are substantially the same as in the agreement it replaced, except as described above.

The Compensation and Human Development Committee of the Board of Directors of the Company approved the Employment Agreement to secure the benefit of Mr. Averill’s service through December 31, 2017 and in recognition of his performance as Chief Financial Officer.

PART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accounting Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2015 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

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

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2014 about the Company’s outstanding equity compensation awards and shares of Common Stock reserved for future issuance under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2) (3)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2) (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3) (4)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	41,509,497	$36.27	30,185,137
Equity compensation plans not approved by security holders	--	$--	$--

Total(2)	41,509,497	$36.27	30,185,137

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

(2)

Column (a) includes 10,528,377 shares of Common Stock underlying outstanding restricted stock units (“RSUs”) and 1,159,676 shares of Common Stock underlying outstanding performance stock units (“PSUs”), assuming a maximum payout of 200% of the target number of PSUs at the end of the applicable performance period. Because there is no exercise price associated with RSUs or PSUs, these stock awards are not included in the weighted-average exercise price calculation presented in column (b).

(3)	Reflects adjustments made due to the Time Separation. See Note 12, “Equity-Based Compensation,” to the accompanying consolidated financial statements for more information.
(4)

Of the shares available for future issuance under the Time Warner Inc. 2013 Stock Incentive Plan, a maximum of 28,173,246 shares may be issued in connection with awards of restricted stock, RSUs or PSUs as of December 31, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 35 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this report.

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

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Bewkes Jeffrey L. Bewkes	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 26, 2015

/s/ Howard M. Averill Howard M. Averill	Executive Vice President and Chief Financial Officer (principal financial officer)	February 26, 2015

/s/ Douglas E. Horne Douglas E. Horne	Senior Vice President & Controller (principal accounting officer)	February 26, 2015

/s/ James L. Barksdale James L. Barksdale	Director	February 26, 2015

/s/ William P. Barr William P. Barr	Director	February 26, 2015

/s/ Stephen F. Bollenbach Stephen F. Bollenbach	Director	February 26, 2015

/s/ Robert C. Clark Robert C. Clark	Director	February 26, 2015

Signature	Title	Date

/s/ Mathias Döpfner Mathias Döpfner	Director	February 26, 2015

/s/ Jessica P. Einhorn Jessica P. Einhorn	Director	February 26, 2015

/s/ Carlos M. Gutierrez Carlos M. Gutierrez	Director	February 26, 2015

/s/ Fred Hassan Fred Hassan	Director	February 26, 2015

/s/ Kenneth J. Novack Kenneth J. Novack	Director	February 26, 2015

/s/ Paul D. Wachter Paul D. Wachter	Director	February 26, 2015

/s/ Deborah C. Wright Deborah C. Wright	Director	February 26, 2015

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

•

Results of operations.    This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2014. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is provided.

•

Financial condition and liquidity.    This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2014 and the Company’s outstanding debt and commitments as of December 31, 2014. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s ongoing operations and future commitments, as well as a discussion of other financing arrangements.

•

Market risk management.    This section discusses how the Company monitors and manages exposure to potential gains and losses arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments.

•

Critical accounting policies.    This section identifies those accounting policies that are considered important to the Company’s results of operations and financial condition, require significant judgment and involve significant management estimates. The Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements.

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

Separation of Time Inc.

On June 6, 2014, the Company completed the legal and structural separation of the Company’s Time Inc. segment from the Company (the “Time Separation”). With the completion of the Time Separation, the Company disposed of the Time Inc. segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in the Company’s consolidated financial statements. Accordingly, the Company has recast its financial information to present the financial position and results of operations of its former Time Inc. segment as discontinued operations in the accompanying consolidated financial statements for all periods presented. See Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements. In connection with the Time Separation, the Company received $1.4 billion from Time Inc. consisting of proceeds from Time Inc.’s acquisition of the IPC publishing business in the U.K. from a wholly-owned subsidiary of Time Warner and a special dividend.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, Adult Swim, Cartoon Network, CNN, HBO, Cinemax, Warner Bros. and New Line Cinema. During the year ended December 31, 2014, the Company generated Revenues of $27.359 billion (up 3% from $26.461 billion in 2013), Operating Income of $5.975 billion (down 5% from $6.268 billion in 2013), Income from continuing operations of $3.894 billion (up 16% from $3.354 billion in 2013), Net Income attributable to Time Warner shareholders of $3.827 billion (up 4% from $3.691 billion in 2013) and Cash provided by operations from continuing operations of $3.681 billion (up 13% from $3.258 billion in 2013).

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Turner, Home Box Office and Warner Bros. For additional information regarding Time Warner’s segments, refer to Note 15, “Segment Information,” to the accompanying consolidated financial statements.

Turner.    Time Warner’s Turner segment consists of businesses managed by Turner Broadcasting System, Inc. (“Turner”). During the year ended December 31, 2014, the Turner segment recorded Revenues of $10.396 billion (38% of the Company’s total Revenues) and Operating Income of $2.954 billion.

Turner operates domestic and international television networks and related properties that offer entertainment, sports, kids and news programming on television and digital platforms for consumers around the world. The Turner networks and related properties include TNT, TBS, Adult Swim, truTV, Turner Classic Movies, Turner Sports, Cartoon Network, Boomerang, CNN and HLN. The Turner networks generate revenues principally from providing programming to affiliates that have contracted to receive and distribute this programming to subscribers, from the sale of advertising and from licensing its original programming, including to subscription-video-on-demand (“SVOD”) services, and its brands and characters for consumer products. Turner’s programming is available to subscribers of affiliates for viewing on television; on demand on television; and via streaming online and on mobile devices through Turner’s digital properties and services provided by affiliates. Turner also manages and operates various digital media properties that primarily consist of websites, including bleacherreport.com, cartoonnetwork.com, CNN.com, CNNMoney.com, NBA.com and NCAA.com, which generate revenues principally from the sale of advertising and sponsorships.

Home Box Office.    Time Warner’s Home Box Office segment consists of businesses managed by Home Box Office, Inc. (“Home Box Office”). During the year ended December 31, 2014, the Home Box Office segment recorded Revenues of $5.398 billion (19% of the Company’s total Revenues) and Operating Income of $1.786 billion.

Home Box Office operates the HBO and Cinemax multi-channel premium pay television services, with the HBO service ranking as the most widely distributed multi-channel premium pay television service. HBO- and Cinemax-branded premium pay and basic tier television services are distributed in over 60 countries in Latin America, Asia and Europe. In the U.S., Home Box Office generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. HBO and Cinemax programming is available in the U.S. to subscribers of affiliates for viewing on its main HBO and Cinemax channels and its multiplex channels, through Home Box Office’s on demand services, HBO On Demand and Cinemax On Demand, and through Home Box Office’s streaming video-on-demand services, HBO GO and MAX GO. HBO GO and MAX GO are available on a variety of digital platforms, including mobile devices, gaming consoles and Internet connected streaming devices and televisions. Home Box Office’s agreements with its domestic affiliates are typically long-term arrangements that provide for annual service fee increases and marketing support. While fees to Home Box Office under affiliate agreements are generally based on the number of subscribers served by the affiliates, the relationship between subscriber totals and the amount of revenues earned depends on the specific terms of the applicable agreement, which may include basic and/or pay television subscriber thresholds, volume discounts and other performance-based discounts. Marketing and promotional

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

activities intended to retain existing subscribers and acquire new subscribers may also impact revenue earned. Home Box Office also derives subscription revenues from the distribution by international affiliates of country-specific HBO and Cinemax premium pay and basic tier television services to their local subscribers. HBO GO is available to HBO premium pay television subscribers in a number of countries outside the U.S. Additional sources of revenues for Home Box Office are (i) the home entertainment sales of its original programming, including Game of Thrones, True Blood, True Detective and Boardwalk Empire, on DVDs and Blu-ray Discs and via electronic sell-through (“EST”) and (ii) the licensing of its original programming to international and domestic television networks and SVOD services.

Warner Bros.    Time Warner’s Warner Bros. segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute television shows, feature films and videogames. During the year ended December 31, 2014, the Warner Bros. segment recorded Revenues of $12.526 billion (43% of the Company’s total Revenues) and Operating Income of $1.159 billion.

Warner Bros. is a leader in the television content industry. For the 2014/2015 season, Warner Bros. has produced over 60 series in the U.S., including (i) at least two series for each of the five broadcast networks (including 2 Broke Girls, Arrow, The Bachelor, The Big Bang Theory, The Flash, The Following, Forever, Gotham, The Middle, Mike & Molly, Mom, Person of Interest, Stalker, Vampire Diaries and The Voice), (ii) original series for cable television networks (including Major Crimes, Pretty Little Liars and Rizzoli & Isles), (iii) series for premium pay television services (The Leftovers and Shameless), (iv) series for first-run syndication (including The Ellen DeGeneres Show, Extra and TMZ) and (v) animated series for cable television networks. Warner Bros. also licenses many of its series internationally. In 16 countries (located across Europe and South America and in Australia and New Zealand), Warner Bros. operates a group of local television production companies that focus on developing non-scripted programs and formats that can be sold internationally and adapted for sale in the U.S. In addition, Warner Bros. produces local versions of programs it created in the U.S. as well as original local television programming for international territories.

Warner Bros. is also a leader in the feature film industry and produces feature films under its Warner Bros. and New Line Cinema banners. The Warner Bros. segment’s theatrical product revenues are generated principally through rental fees from theatrical exhibition of feature films, including the following recently released films: Annabelle, American Sniper, Edge of Tomorrow, Godzilla, The Hobbit: The Battle of the Five Armies, Interstellar, The LEGO Movie and Tammy, and subsequently through licensing fees received from the distribution of films on premium pay television, television broadcast and cable networks and SVOD services. Television product revenues are generated principally from the licensing of programs to broadcast and cable television networks and premium pay television and SVOD services.

The segment also generates television and theatrical product revenues from the distribution of television and theatrical product in various digital formats (e.g., EST and video-on-demand) and on DVDs and Blu-ray Discs for home entertainment. In addition, the segment generates revenues through the development and distribution of videogames. Warner Bros.’ television and film businesses benefit from a shared infrastructure, including shared production, distribution, marketing and administrative functions and resources.

The distribution and sale of physical discs is one of the largest contributors to the segment’s revenues and profits. In recent years, sales of physical discs have declined as the home entertainment industry has been undergoing significant changes as it transitions from the physical distribution of film and television content via DVDs and Blu-ray Discs to the electronic delivery of such content. Several factors have contributed to this decline, including consumers shifting to subscription rental services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than physical disc sales; changing retailer initiatives and strategies (e.g., reduction of floor space devoted to physical discs); retail store closures; increasing competition for consumer discretionary time and spending; and piracy. The electronic delivery of film and television content is growing and becoming more important to the Warner Bros. segment, which has helped to offset some of the decline in sales of physical discs. During 2014, across the home entertainment industry, consumer spending on physical discs continued to decline and consumer spending on electronic delivery continued to increase.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Recent Developments

Venezuela Currency

Certain of the Company’s divisions conduct business with third parties located in Venezuela and, as a result, the Company holds net monetary assets denominated in Venezuelan Bolivares Fuertes (“VEF”) that primarily consist of cash and accounts receivable. As of December 31, 2014, there were three legal foreign currency exchange systems administered by the Venezuelan government, each with a different exchange rate: (i) the fixed official government rate as published by the Central Bank of Venezuela, which as of December 31, 2014 was 6.3 VEF to each U.S. Dollar, (ii) the variable, auction-based SICAD 1 rate, which as of December 31, 2014 was 12 VEF to each U.S. Dollar and (iii) the variable, transaction-based SICAD 2 rate, which as of December 31, 2014 was approximately 50 VEF to each U.S. Dollar. Because of Venezuelan government-imposed restrictions on the exchange of VEF into foreign currency in Venezuela, the Company has not been able to convert VEF earned in Venezuela into U.S. Dollars through the official government rate. Further, the Company has not been able to access the SICAD 1 and SICAD 2 exchanges due to government requirements and restrictions on participation in the exchanges, including a requirement that an entity be domiciled in Venezuela to participate.

Prior to December 31, 2014, the Company used the official government exchange rate to remeasure its VEF-denominated transactions and balances. This was principally due to the Company’s inability to access the SICAD 1 and SICAD 2 exchange systems, as noted above, as well as a lack of clarity about those exchange systems’ stability and transaction volume. During the fourth quarter of 2014, the Company considered information about the companies that were able to access the three exchange systems during 2014 and the fact that the SICAD 1 and SICAD 2 exchanges continued to operate, as well as the state of the Venezuelan economy, which has been negatively impacted by significantly lower oil prices and which the Venezuela Central Bank confirmed in late December 2014 had entered a recession. Based on these factors, as of December 31, 2014, the Company concluded that the SICAD 2 exchange rate was the most appropriate legal exchange rate for the Company’s business activities conducted in VEF. Accordingly, beginning on December 31, 2014, the Company began using the SICAD 2 rate to remeasure its VEF-denominated transactions and balances and, for the three months and year ended December 31, 2014, recognized a pretax foreign exchange loss of $173 million in the Consolidated Statement of Operations.

On February 10, 2015, Venezuelan government officials announced changes to Venezuela’s current foreign currency exchange system. Those changes include a merger of the SICAD I and SICAD 2 exchanges into a single SICAD exchange whose rate was initially set at 12 VEF to each U.S. Dollar as well as the creation of a new free market foreign currency exchange that is referred to as the Simadi exchange. On the initial date of activity, the Simadi exchange rate published by the Central Bank of Venezuela was 170 VEF to each U.S. Dollar. Given the restrictions associated with the official government rate and the SICAD exchange, the Company currently expects to use the Simadi exchange rates to remeasure its VEF-denominated transactions and balances. However, the Company will continue to evaluate developments in Venezuela and finalize its assessment of the most appropriate legal exchange rate for the Company’s business activities during the first quarter of 2015. At December 31, 2014, the Company had $25 million of net VEF-denominated consolidated monetary assets.

Revolving Credit Facilities Maturity Date Extension

On December 18, 2014, Time Warner amended its $5.0 billion of senior unsecured credit facilities (the “Revolving Credit Facilities”), which consist of two $2.5 billion revolving credit facilities, to extend the maturity dates of both facilities from December 18, 2018 to December 18, 2019. See “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements” for more information.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Restructuring Activities

During 2014, the Company incurred $512 million of Restructuring and severance costs primarily related to headcount reductions associated with restructuring activities designed to position the Company for the current operating environment and reallocate resources to the Company’s growth initiatives. The Restructuring and severance costs by operating segment and at Corporate are as follows: $249 million at Turner, $63 million at Home Box Office, $169 million at Warner Bros. and $31 million at Corporate. Headcount reductions associated with these restructuring activities were approximately 4,000.

In addition to the restructuring activities noted above, during 2014, Turner conducted a strategic evaluation of its programming, and, as a result of such evaluation decided to no longer air certain programming, which consisted principally of licensed programming. In connection with that decision, the Company incurred $388 million of programming impairments related to programming that will no longer be aired, reflecting $526 million of charges at the Turner segment, partially offset by $138 million of intercompany eliminations primarily related to intercompany profits on programming licensed by the Warner Bros. segment to the Turner segment. Such charges have been classified as Costs of revenues in the Consolidated Statement of Operations.

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

Central European Media Enterprises Ltd.

On May 2, 2014, pursuant to a rights offering by Central European Media Enterprises Ltd. (“CME”), Time Warner acquired approximately 2.8 million units, each consisting of $100 principal amount of 15% senior secured notes due 2017 and 21 unit warrants, with each unit warrant entitling the Company to purchase one share of CME Class A common stock. In addition, Time Warner acquired 581,533 units in a private offering, and CME issued warrants to Time Warner to purchase an additional 30 million shares of Class A common stock. The warrants issued to Time Warner, including the unit warrants in connection with the rights offering and the private offering, have a four-year term and an exercise price of $1.00 per share, do not contain any voting rights and are not exercisable until the second anniversary of their issuance. The warrants are subject to a limited right whereby the Company can exercise any of its warrants earlier solely to own up to 49.9% of CME’s Class A common stock.

Additionally, Time Warner provided CME a $115 million revolving credit facility and a $30 million term loan that mature on December 1, 2017. Following an amendment in connection with the November 2014 transactions described below,

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

amounts outstanding under the revolving credit facility bear interest at a rate per annum based on LIBOR (subject to a minimum rate of 1.00%) plus 9%. CME can pay accrued interest for an applicable quarterly interest period either fully in cash or by adding such amount to the outstanding principal amount of the revolving credit facility. The revolving credit facility also contains a commitment fee on the average daily unused amount under the facility of 0.50% per annum. As of December 31, 2014, $25 million was outstanding under the revolving credit facility. The $30 million term loan bears interest at a rate of 15.0% per annum, paid semi-annually either fully in cash or by adding such amount to the principal amount of the loan.

These transactions did not change the Company’s approximate 49% voting interest, but resulted in the Company holding an approximate 75% economic interest in CME on a diluted basis.

On November 14, 2014, Time Warner and CME entered into an agreement pursuant to which Time Warner agreed to assist CME in refinancing $261 million aggregate principal amount of its Senior Convertible Notes due 2015 (“2015 Notes”) and €240 million aggregate principal amount of its Senior Notes due 2017 (“2017 Notes”). In connection with this agreement, CME entered into a €251 million senior unsecured term loan that matures on November 1, 2017 (the “2017 Term Loan”) with third-party financial institutions the same day. Time Warner has guaranteed CME’s obligations under the 2017 Term Loan for a fee equal to 8.5% less the interest rate on the 2017 Term Loan. The fee is payable to Time Warner in cash or in kind at CME’s option. CME used the proceeds of the 2017 Term Loan to redeem the 2017 Notes. CME also entered into unsecured interest rate hedge arrangements to protect against changes in the applicable interest rate on the 2017 Term Loan during its term. Time Warner has also guaranteed CME’s obligations under the hedge arrangements.

Upon maturity of the 2015 Notes in November 2015, Time Warner will, at its option, either (i) guarantee a $261 million unsecured term loan due November 1, 2019 (the “2015 Term Loan”) obtained by CME from one or more third-party financial institutions, for a fee equal to 8.5% less the interest rate on the 2015 Term Loan or (ii) provide a $261 million senior secured term loan that matures on November 1, 2019 directly to CME, with an 8.5% interest rate (the “Time Warner Loan”). The guarantee fee or interest payments, as applicable, will be paid to Time Warner in cash or in kind at CME’s option. Not later than the maturity of the 2015 Term Loan or the Time Warner Loan, as applicable, Time Warner also will earn a commitment fee of $9 million, which will accrue interest at 8.5% from the date of the 2015 Term Loan or Time Warner Loan, as applicable, until paid.

Eyeworks

On June 2, 2014, Warner Bros. acquired the operations outside the U.S. of Eyeworks Group, a television production and distribution company, which are located in 15 countries (across Europe and South America and in Australia and New Zealand) for approximately $267 million, net of cash acquired (the “Eyeworks Acquisition”).

Sale and Leaseback of Time Warner Center

On January 16, 2014, Time Warner sold the space it owned in Time Warner Center for approximately $1.3 billion and agreed to lease space in Time Warner Center from the buyer until early 2019. In connection with these transactions, the Company recognized a pretax gain of $441 million and a tax benefit of $58 million during 2014. Additionally, a pretax gain of approximately $325 million has been deferred and is being recognized ratably over the lease period. In February 2015, the Company entered into agreements relating to the construction and development of office and studio space in the Hudson Yards development on the west side of Manhattan in order to consolidate its Corporate headquarters and its New York City-based employees. Based on current construction cost and space projections, the Company expects to invest approximately $1.7 billion in the Hudson Yards development project over the next five years.

RESULTS OF OPERATIONS

Changes in Basis of Presentation

As discussed more fully in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements, the 2013 and 2012 financial information has been recast so that the basis of presentation is consistent with that of the 2014 financial information. This recast reflects the financial position and results of operations of the Company’s former Time Inc. segment as discontinued operations for all periods presented.

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

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by transactions and certain other items in each period as follows (millions):

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Asset impairments	$(69)	$(61)	$(180)
Gain on operating assets, net	464	129	45
Venezuelan foreign currency loss	(173)	-	-
Other	(80)	5	(30)

Impact on Operating Income	142	73	(165)

Investment gains (losses), net	30	61	(30)
Amounts related to the separation of Time Warner Cable Inc.	(11)	3	4
Amounts related to the disposition of Warner Music Group	2	(1)	(7)
Amounts related to the separation of Time Inc.	3	-	-
Items affecting comparability relating to equity method investments	(97)	(30)	(94)

Pretax impact	69	106	(292)
Income tax impact of above items	165	(59)	86

Impact of items affecting comparability on income from continuing operations attributable to Time Warner Inc. shareholders	$234	$47	$(206)

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $512 million, $183 million and $92 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, the Company also incurred $388 million of programming impairments, reflecting $526 million of charges at the Turner segment, partially offset by $138 million of intercompany eliminations. For further discussion of Restructuring and severance costs and the programming impairments, see “Overview,” “Consolidated Results” and “Business Segment Results.”

Asset Impairments

During the year ended December 31, 2014, the Company recognized asset impairments of $17 million at the Turner segment related to miscellaneous assets, $4 million at the Home Box Office segment related to an international tradename and $41 million at the Warner Bros. segment, including $12 million related to a tradename and the remaining amount primarily related to various fixed assets and certain internally developed software, and $7 million at Corporate related to certain internally developed software.

During the year ended December 31, 2013, the Company recorded noncash impairments of $47 million at the Turner segment, of which $18 million related to certain of Turner’s international intangible assets, $18 million related to a building, $10 million related to programming assets resulting from Turner’s decision to shut down certain of its entertainment networks in Spain and Belgium and $1 million related to miscellaneous assets, $7 million at the Warner Bros. segment related to miscellaneous assets and $7 million at Corporate related to certain internally developed software.

During the year ended December 31, 2012, the Company recognized $174 million of charges at the Turner segment in connection with the shutdown of Turner’s general entertainment network, Imagine, in India and its TNT television operations in Turkey (the “Imagine and TNT Turkey Shutdowns”) primarily related to certain receivables, including value added tax receivables, inventories and long-lived assets, including Goodwill. For the year ended December 31, 2012, the Company also recognized $6 million of other miscellaneous noncash asset impairments consisting of $2 million at the Turner segment and $4 million at the Warner Bros. segment.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Gain (Loss) on Operating Assets, Net

For the year ended December 31, 2014, the Company recognized net gains on operating assets of $464 million, including $16 million of net gains at the Turner segment, consisting of a $13 million gain related to the sale of Zite, Inc., a news content aggregation and recommendation platform, a $4 million gain related to the sale of certain fixed assets, a $3 million loss related to the shutdown of a business and a $2 million gain primarily related to the sale of a building in South America, a $7 million gain at the Warner Bros. segment primarily related to the sale of certain fixed assets and a $441 million gain at Corporate in connection with the sale and leaseback of the Company’s space in Time Warner Center.

For the year ended December 31, 2013, the Company recognized net gains on operating assets of $129 million, including a $2 million gain at the Turner segment on the sale of a building, a $104 million gain at the Home Box Office segment upon Home Box Office’s acquisition of its former partner’s interests in HBO Asia and HBO South Asia (collectively, “HBO Asia”), a $9 million gain at the Home Box Office segment upon Home Box Office’s acquisition of its former partner’s interest in HBO Nordic, a $6 million gain at the Warner Bros. segment related to miscellaneous operating assets and an $8 million gain at Corporate on the disposal of certain corporate assets.

For the year ended December 31, 2012, the Company recognized net gains on operating assets of $45 million, including a $34 million gain at the Turner segment on the settlement of an indemnification obligation related to the Company’s 2007 sale of the Atlanta Braves baseball franchise, $1 million of noncash income at the Warner Bros. segment related to a fair value adjustment on certain contingent consideration arrangements and a $10 million gain at Corporate on the disposal of certain corporate assets.

Venezuelan Foreign Currency Loss

For the year ended December 31, 2014, the Company recognized a pretax foreign exchange loss of $173 million, consisting of $137 million at the Turner segment and $36 million at the Warner Bros. segment, related to the remeasurement of the Company’s net monetary assets denominated in Venezuelan currency resulting from a change in the foreign currency exchange rate used by the Company from the official rate to the SICAD 2 exchange rate. See “Recent Developments” for more information.

Other

Other reflects external costs related to mergers, acquisitions or dispositions of $80 million, $33 million and $27 million for the years ended December 31, 2014, 2013 and 2012 respectively. External costs related to mergers, acquisitions or dispositions for the year ended December 31, 2014 consisted of $14 million at the Turner segment primarily related to exit costs in connection with the shutdown of CNN Latino, $19 million at the Warner Bros. segment primarily related to the Eyeworks Acquisition and $47 million at Corporate primarily related to the Time Separation. External costs related to mergers, acquisitions or dispositions for the year ended December 31, 2013 were primarily related to the Time Separation. External costs related to mergers, acquisitions or dispositions for the year ended December 31, 2012 included $18 million related to the Imagine and TNT Turkey Shutdowns.

For the year ended December 31, 2013, other includes a gain of $38 million related to the curtailment of post-retirement benefits (the “Curtailment”).

For the year ended December 31, 2012, other includes legal and other professional fees related to the defense of securities litigation matters for former employees of $3 million.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Investment Gains (Losses), Net

For the year ended December 31, 2014, the Company recognized $30 million of investment gains, net, consisting of $29 million of gains related to fair value adjustments to warrants to purchase common stock of CME held by the Company and $1 million of net miscellaneous investment gains.

For the year ended December 31, 2013, the Company recognized $61 million of investment gains, net, consisting of a $65 million gain on the sale of the Company’s investment in a theater venture in Japan, which included a $10 million gain related to a foreign currency contract, $6 million of net miscellaneous losses and a net noncash gain of $2 million associated with an option to acquire securities that was terminated during the third quarter of 2013.

For the year ended December 31, 2012, the Company recognized $30 million of investment losses, net, consisting of $19 million of net miscellaneous losses, a $16 million loss on an investment in a network in Turkey recognized as part of the Imagine and TNT Turkey Shutdowns and noncash income of $5 million associated with a fair value adjustment on certain options to redeem securities.

Amounts Related to the Separation of Time Warner Cable Inc.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized $1 million of other expense, $10 million of other income and $9 million of other income, respectively, related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by Time Warner Cable Inc. (“TWC”) employees, which has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations. For the years ended December 31, 2014, 2013 and 2012, the Company also recognized $10 million, $7 million and $5 million, respectively, of other loss related to changes in the value of a TWC tax indemnification receivable, which has also been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Disposition of Warner Music Group

For the years ended December 31, 2014, 2013 and 2012, the Company recognized $2 million of other income, $1 million of losses and $7 million of losses, respectively, primarily related to a tax indemnification obligation associated with the disposition of Warner Music Group (“WMG”) in 2004. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Time Separation

For the year ended December 31, 2014, the Company recognized $3 million of other income related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by certain Time Inc. employees.

Items Affecting Comparability Relating to Equity Method Investments

For the year ended December 31, 2014, the Company recognized $70 million as its share of discontinued operations recorded by an equity method investee and $27 million as its share of a loss on the extinguishment of debt recorded by an equity method investee. For the years ended December 31, 2013 and 2012, the Company recognized $18 million and $94 million, respectively, as its share of noncash impairments recorded by an equity method investee. In addition, for the year ended December 31, 2013, the Company recognized $12 million as its share of a noncash loss on the extinguishment of debt recorded by the equity method investee. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Income Tax Impact

The income tax impact reflects the estimated tax provision or tax benefit associated with each item affecting comparability. The estimated tax provision or tax benefit can vary based on certain factors, including the taxability or deductibility of the items and foreign tax on certain items. The gain on the sale and leaseback of the Company’s space in Time Warner Center was offset by the utilization of tax attributes.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Consolidated Results

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying Consolidated Statement of Operations.

Revenues.  The components of Revenues are as follows (millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
		(recast)	(recast)
Turner	$10,396	$9,983	$9,527	4%	5%
Home Box Office	5,398	4,890	4,686	10%	4%
Warner Bros.	12,526	12,312	12,018	2%	2%
Intersegment eliminations	(961)	(724)	(906)	33%	(20%)

Total revenues	$27,359	$26,461	$25,325	3%	4%

For the year ended December 31, 2014, Revenues at the Turner segment increased primarily driven by higher Subscription and Advertising revenues. Revenues at the Home Box Office segment increased for the year ended December 31, 2014 due to higher Subscription and Content and other revenues. For the year ended December 31, 2014, Revenues at the Warner Bros. segment increased driven by higher Television product and Videogames and other revenues, partly offset by lower Theatrical product revenues.

For the year ended December 31, 2013, Revenues at the Turner segment increased primarily driven by higher Subscription and Advertising revenues. Revenues at the Home Box Office segment increased for the year ended December 31, 2013 due to higher Subscription revenues, partially offset by lower Content and other revenues. For the year ended December 31, 2013, Revenues at the Warner Bros. segment increased driven by higher Videogames and other and Theatrical product revenues, partially offset by lower Television product revenues.

Each of the segment’s revenue categories are discussed in greater detail in “Business Segment Results.”

Costs of Revenues.  Costs of revenues were $15.875 billion, $14.935 billion and $14.575 billion for the years ended December 31, 2014, 2013 and 2012, respectively. The increase for the year ended December 31, 2014 reflected increases across all of the segments. The increase for the year ended December 31, 2013 reflected increases at the Turner and Warner Bros. segments, partially offset by a decline at the Home Box Office segment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $5.190 billion, $4.934 billion and $4.813 billion for the years ended December 31, 2014, 2013 and 2012, respectively. The increase for the year ended December 31, 2014 primarily related to increases at the Turner segment and Corporate. In addition, for the year ended December 31, 2014, Selling, general and administrative expenses included a $173 million foreign currency charge related to the remeasurement of the Company’s net monetary assets denominated in Venezuelan currency resulting from a change in the foreign currency exchange rate used by the Company from the official rate to the SICAD 2 exchange rate. See “Recent Developments” for more information. The increase for the year ended December 31, 2013 primarily related to increases at the Home Box Office segment and Corporate.

Included in Costs of revenues and Selling, general and administrative expenses was depreciation expense of $531 million, $550 million and $553 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Amortization Expense.  Amortization expense was $202 million, $209 million and $212 million for the years ended December 31, 2014, 2013 and 2012, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Restructuring and Severance Costs.  For the years ended December 31, 2014, 2013 and 2012, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs are as follows (millions):

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Turner	$249	$93	$52
Home Box Office	63	39	15
Warner Bros.	169	49	23
Corporate	31	2	2

Total restructuring and severance costs	$512	$183	$92

The total number of employees terminated across the segments for the years ended December 31, 2014, 2013 and 2012 was approximately 4,000, 1,000 and 1,000, respectively.

Operating Income.  Operating Income was $5.975 billion, $6.268 billion and $5.498 billion for the years ended December 31, 2014, 2013 and 2012, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $142 million of income, $73 million of income and $165 million of expense for the years ended December 31, 2014, 2013 and 2012, respectively, Operating Income decreased $362 million and increased $532 million in 2014 and 2013, respectively. The decrease in 2014 reflected decreases at the Turner and Warner Bros. segments and Corporate, partially offset by an increase at Home Box Office. The increase in 2013 reflected increases at the Turner, Home Box Office and Warner Bros. segments, partially offset by a decrease at Corporate. The segment variations are discussed under “Business Segment Results.”

Interest Expense, Net.  Interest expense, net was $1.169 billion, $1.189 billion and $1.251 billion for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease for the year ended December 31, 2014 reflected higher interest income of $92 million mainly related to a note receivable that was collected in March 2014 and the CME transactions in the second quarter of 2014 as well as lower average interest rates, partially offset by higher average debt balances. The decrease for the year ended December 31, 2013 reflected lower average interest rates and lower average debt balances as well as a reduction of $15 million of accrued interest related to legal contingencies.

Other Loss, Net.  Other loss, net detail is shown in the table below (millions):

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Investment gains (losses), net	$30	$61	$(30)
Amounts related to the separation of TWC	(11)	3	4
Amounts related to the disposition of WMG	2	(1)	(7)
Amounts related to the separation of Time Inc.	3	-	-
Items affecting comparability relating to equity method investments	(97)	(30)	(94)
Loss from equity method investees	(56)	(120)	(86)
Other	2	(24)	(1)

Other loss, net	$(127)	$(111)	$(214)

Investment gains (losses), net, amounts related to the separation of TWC, amounts related to the disposition of WMG, amounts related to the separation of Time Inc. and items affecting comparability relating to equity method investments are discussed under “Transactions and Other Items Affecting Comparability.”

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The remaining changes in Other loss, net for the year ended December 31, 2014 included lower net losses from equity method investees. The remaining changes in Other loss, net for the year ended December 31, 2013 reflected the absence of the 2012 adjustment to reduce a liability for deferred compensation and higher net losses from equity method investees.

Income Tax Provision.    Income tax provision was $785 million, $1.614 billion and $1.370 billion for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s effective tax rate was 17%, 32% and 34% for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in the effective tax rate in 2014 was primarily due to the recognition of a tax benefit attributable to the reversal of tax reserves in connection with a Federal tax settlement, which decreased the effective tax rate by 15% for the year ended December 31, 2014. The decrease in the effective tax rate in 2013 was primarily due to a decrease in tax reserves and the recognition of additional foreign tax credit carryovers, partially offset by additional U.S. tax on unremitted foreign earnings.

Income from Continuing Operations.    Income from continuing operations was $3.894 billion, $3.354 billion and $2.663 billion for the years ended December 31, 2014, 2013 and 2012, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $234 million of income, $47 million of income and $206 million of expense for the years ended December 31, 2014, 2013 and 2012, respectively, Income from continuing operations increased $353 million and $438 million in 2014 and 2013, respectively. The increase in 2014 primarily reflected lower income tax expense, partially offset by lower Operating Income. The increase in 2013 primarily reflected higher Operating Income, partially offset by higher income tax expense. Basic and diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders were $4.49 and $4.41, respectively, for the year ended December 31, 2014, $3.63 and $3.56, respectively, for the year ended December 31, 2013 and $2.77 and $2.73, respectively, for the year ended December 31, 2012.

Discontinued Operations, Net of Tax.    Discontinued operations, net of tax was $67 million of losses, $337 million of income and $259 million of income for the years ended December 31, 2014, 2013 and 2012, respectively. Basic and diluted loss per common share from discontinued operations attributable to Time Warner Inc. common shareholders were both $0.07 for the year ended December 31, 2014. Basic and diluted income per common share were both $0.36 for the year ended December 31, 2013 and $0.28 and $0.27, respectively, for the year ended December 31, 2012.

Net Loss Attributable to Noncontrolling Interests.    For the year ended December 31, 2012, Net loss attributable to noncontrolling interests was $3 million.

Net Income Attributable to Time Warner Inc. Shareholders.    Net income attributable to Time Warner Inc. shareholders was $3.827 billion, $3.691 billion and $2.925 billion for the years ended December 31, 2014, 2013 and 2012, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $4.42 and $4.34, respectively, for the year ended December 31, 2014, $3.99 and $3.92, respectively, for the year ended December 31, 2013 and $3.05 and $3.00, respectively, for the year ended December 31, 2012.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Business Segment Results

Turner.  Revenues and Operating Income of the Turner segment for the years ended December 31, 2014, 2013 and 2012 are as follows (millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues:
Subscription	$5,263	$4,896	$4,660	7%	5%
Advertising	4,568	4,534	4,315	1%	5%
Content and other	565	553	552	2%	-

Total revenues	10,396	9,983	9,527	4%	5%
Costs of revenues(a)	(5,102)	(4,382)	(4,168)	16%	5%
Selling, general and administrative(a)	(1,728)	(1,725)	(1,730)	-	-
Gain on operating assets	16	2	34	NM	(94%)
Asset impairments	(17)	(47)	(176)	(64%)	(73%)
Venezuelan foreign currency loss	(137)	-	-	NM	NM
Restructuring and severance costs	(249)	(93)	(52)	168%	79%
Depreciation	(209)	(231)	(238)	(10%)	(3%)
Amortization	(16)	(21)	(25)	(24%)	(16%)

Operating Income	$2,954	$3,486	$3,172	(15%)	10%

(a) Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The components of Costs of revenues for the Turner segment are as follows (millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Programming costs:
Originals and sports	$3,069	$2,647	$2,498	16%	6%
Acquired films and syndicated series	1,213	946	890	28%	6%

Total programming costs	4,282	3,593	3,388	19%	6%
Other direct operating costs	820	789	780	4%	1%

Costs of revenues(a)	$5,102	$4,382	$4,168	16%	5%

(a) Costs of revenues exclude depreciation.

2014 vs. 2013

The increase in Subscription revenues for the year ended December 31, 2014 reflected higher domestic revenues of $298 million primarily due to higher rates, partially offset by lower subscribers and higher international revenues of $69 million mainly driven by growth in Latin America and the unfavorable impact of foreign exchange rates of approximately $50 million.

The increase in Advertising revenues for the year ended December 31, 2014 reflected domestic growth of $34 million, mainly driven by Turner’s domestic news business, partially offset by lower audience delivery and demand at its domestic entertainment networks. International advertising revenues were flat as growth was offset by the unfavorable impact of foreign exchange rates of approximately $25 million.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the year ended December 31, 2014, Costs of revenues increased primarily due to programming charges of $526 million related to Turner’s decision following its strategic evaluation of its programming to no longer air certain programming. Excluding these charges, programming costs increased primarily due to higher originals and sports programming costs reflecting higher costs related to both the National Collegiate Athletic Association Division I Men’s Basketball Championship tournament (the “NCAA Tournament”) and the first year of a new agreement with Major League Baseball.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Gain (loss) on operating assets, Venezuelan foreign currency loss and external costs related to mergers, acquisitions and dispositions for the year ended December 31, 2014 and 2013, which affected the comparability of the Turner segment’s results.

The results for the year ended December 31, 2014 included $249 million of Restructuring and severance costs primarily related to headcount reductions in connection with restructuring activities designed to position the Company for the current operating environment and reallocate resources to the Company’s growth initiatives. The results for the year ended December 31, 2013 included $93 million of Restructuring and severance costs primarily related to employee severance actions.

The decrease in Operating Income for the year ended December 31, 2014 was primarily due to higher Costs of revenues, higher Restructuring and severance costs and the Venezuela foreign currency loss, partially offset by higher Revenues.

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

The increase in Advertising revenues for the year ended December 31, 2013 reflected domestic growth of $219 million driven by an increase at Turner’s domestic entertainment networks due to higher pricing and demand, which included higher demand for sports programming, primarily the NBA and the NCAA Tournament, partially offset by a decline at Turner’s domestic news networks primarily due to an unfavorable comparison to the 2012 U.S. presidential election.

Content and other revenues were flat primarily due to the absence of revenues from Turner’s TNT television operations in Turkey, which were shut down in the second quarter of 2012, offset by higher revenues from availabilities to SVOD services.

The increase in Costs of revenues for the year ended December 31, 2013 was primarily due to higher originals and sports programming costs, mainly due to higher costs for original series, as well as higher costs for acquired films and syndicated series. Programming costs for the year ended December 31, 2013 included $73 million of impairments related to certain programs, primarily syndicated series, that management has concluded will no longer be aired.

For the year ended December 31, 2013, Selling, general and administrative expenses were essentially flat mainly due to the absence of $18 million of exit and other costs related to the Imagine and TNT Turkey Shutdowns, partially offset by higher marketing expenses.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Gain (loss) on operating assets and external costs related to mergers, acquisitions and dispositions for the years ended December 31, 2013 and 2012, which affected the comparability of the Turner segment’s results.

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

Home Box Office. Revenues and Operating Income of the Home Box Office segment for the years ended December 31, 2014, 2013 and 2012 are as follows (millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues:
Subscription	$4,578	$4,231	$4,010	8%	6%
Content and other	820	659	676	24%	(3%)

Total revenues	5,398	4,890	4,686	10%	4%
Costs of revenues(a)	(2,708)	(2,368)	(2,400)	14%	(1%)
Selling, general and administrative(a)	(746)	(705)	(632)	6%	12%
Gain on operating assets	-	113	-	(100%)	NM
Asset impairments	(4)	-	-	NM	NM
Restructuring and severance costs	(63)	(39)	(15)	62%	160%
Depreciation	(77)	(91)	(85)	(15%)	7%
Amortization	(14)	(9)	(7)	56%	29%

Operating Income	$1,786	$1,791	$1,547	-	16%

(a) Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The components of Costs of revenues for the Home Box Office segment are as follows (millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Programming costs:
Acquired films and syndicated series	$1,007	$894	$885	13%	1%
Originals and sports	960	856	856	12%	-

Total programming costs	1,967	1,750	1,741	12%	1%
Other direct operating costs	741	618	659	20%	(6%)

Costs of revenues(a)	$2,708	$2,368	$2,400	14%	(1%)

(a) Costs of revenues exclude depreciation.

2014 vs. 2013

The increase in Subscription revenues for the year ended December 31, 2014 was primarily due to higher domestic subscription revenues of $198 million driven mainly by higher contractual rates and higher revenues of $146 million at HBO Asia and HBO Nordic primarily due to their consolidations in September 2013 and June 2013, respectively.

The increase in Content and other revenues for the year ended December 31, 2014 was primarily due to higher worldwide licensing revenues from original programming of $116 million, primarily relating to the licensing of select original programming to an SVOD service, and higher home entertainment revenues of $71 million.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The increase in Costs of revenues for the year ended December 31, 2014 reflected higher programming and other direct operating costs. The increase in programming costs for the year ended December 31, 2014 was primarily due to higher acquired films and syndicated series programming costs, which included the consolidations of both HBO Asia and HBO Nordic, as well as higher originals and sports programming costs, reflecting higher costs for original series. The increase in other direct operating costs for the year ended December 31, 2014 was mainly due to higher participation expenses and the absence of a $31 million reduction to a receivable allowance recorded in 2013.

For the year ended December 31, 2014, Selling, general and administrative expenses increased due to higher expenses of $36 million at HBO Asia and HBO Nordic primarily due to their consolidations in 2013.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments and Gain (loss) on operating assets for the years ended December 31, 2014 and 2013, which affected the comparability of the Home Box Office segment’s results.

The results for the year ended December 31, 2014 included $63 million of Restructuring and severance costs primarily related to headcount reductions in connection with restructuring activities designed to position the Company for the current operating environment and reallocate resources to the Company’s growth initiatives. The results for the year ended December 31, 2013 included $39 million of Restructuring and severance costs primarily related to executive severance costs.

The decrease in Operating Income for the year ended December 31, 2014 was primarily due to higher Costs of revenues, the impact of the $113 million gain on operating assets on the 2013 results and higher Selling, general and administrative expenses, partially offset by higher Revenues.

2013 vs. 2012

The increase in Subscription revenues for the year ended December 31, 2013 was primarily due to an increase in domestic subscription revenues of $165 million driven primarily by higher rates. In addition, the 2013 consolidations of HBO Asia and HBO Nordic contributed $48 million of Subscription revenues for the year ended December 31, 2013.

The decrease in Content and other revenues for the year ended December 31, 2013 was primarily due to lower home entertainment revenues mainly as a result of lower library sales.

The decrease in Costs of revenues for the year ended December 31, 2013 was primarily due to lower other direct operating costs mainly as a result of a reduction of a receivable allowance. Originals and sports programming costs for the year ended December 31, 2013 were flat as lower programming impairments were offset by higher costs for originals and sports programming. In addition, acquired films and syndicated series programming costs were essentially flat as costs associated with the consolidations of HBO Asia and HBO Nordic were largely offset by lower costs for acquired films.

For the year ended December 31, 2013, Selling, general and administrative expenses increased mainly due to higher domestic marketing expenses of $29 million, higher domestic employee-related costs of $17 million and $15 million of costs associated with the consolidations of HBO Asia and HBO Nordic.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Gain (loss) on operating assets for the years ended December 31, 2013 and 2012, which affected the comparability of the Home Box Office segment’s results.

For the year ended December 31, 2013, Restructuring and severance costs increased due largely to higher executive severance costs.

The increase in Operating Income for the year ended December 31, 2013 was primarily due to higher Revenues and Gains on operating assets, partially offset by higher Selling, general and administrative expenses.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Warner Bros.  Revenues and Operating Income of the Warner Bros. segment for the years ended December 31, 2014, 2013 and 2012 are as follows (millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues:
Theatrical product	$5,839	$6,119	$6,042	(5%)	1%
Television product	5,099	4,690	4,832	9%	(3%)
Videogames and other	1,588	1,503	1,144	6%	31%

Total revenues	12,526	12,312	12,018	2%	2%
Costs of revenues(a)	(8,906)	(8,674)	(8,503)	3%	2%
Selling, general and administrative(a)	(1,832)	(1,885)	(1,879)	(3%)	-
Gain on operating assets	7	6	1	17%	NM
Asset impairments	(41)	(7)	(4)	NM	75%
Venezuelan foreign currency loss	(36)	-	-	NM	NM
Restructuring and severance costs	(169)	(49)	(23)	245%	113%
Depreciation	(218)	(200)	(202)	9%	(1%)
Amortization	(172)	(179)	(180)	(4%)	(1%)

Operating Income	$1,159	$1,324	$1,228	(12%)	8%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The components of theatrical product revenues (which is content made available for initial exhibition in theaters) and television product revenues (which is content made available for initial airing on television) for the years ended December 31, 2014, 2013 and 2012 are as follows (millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Theatrical product:
Film rentals	$1,969	$2,158	$1,894	(9%)	14%
Home video and electronic delivery	1,913	2,118	2,175	(10%)	(3%)
Television licensing	1,686	1,652	1,746	2%	(5%)
Consumer products and other	271	191	227	42%	(16%)

Total theatrical product	$5,839	$6,119	$6,042	(5%)	1%

Television product:
Television licensing	4,121	3,628	3,652	14%	(1%)
Home video and electronic delivery	584	719	787	(19%)	(9%)
Consumer products and other	394	343	393	15%	(13%)

Total television product	$5,099	$4,690	$4,832	9%	(3%)

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Warner Bros. segment are as follows (millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Film and television production costs	$5,924	$5,620	$5,598	5%	-
Print and advertising costs	1,907	1,935	1,854	(1%)	4%
Other costs, including merchandise and related costs	1,075	1,119	1,051	(4%)	6%

Costs of revenues(a)	$8,906	$8,674	$8,503	3%	2%

(a)	Costs of revenues exclude depreciation.

2014 vs. 2013

The increase in Revenues for the year ended December 31, 2014 included the net unfavorable impact of foreign exchange rates of approximately $100 million.

Theatrical product revenues from film rentals decreased for the year ended December 31, 2014, reflecting lower revenues of $215 million from theatrical films released during 2014 compared to 2013, partially offset by higher carryover revenues of $26 million from prior period releases. The Company released 22 and 18 theatrical films in 2014 and 2013, respectively.

For the year ended December 31, 2014, theatrical product revenues from home video and electronic delivery decreased due to lower revenues of $127 million from releases during 2014 compared to 2013 and lower revenues of $78 million from prior period releases, including catalog titles. There were 18 and 17 home video and electronic delivery releases in 2014 and 2013, respectively.

The increase in theatrical product revenues from consumer products and other reflected higher intellectual property licensing, including theme park licensing of the Harry Potter brands and characters.

Television product revenues from television licensing for the year ended December 31, 2014 increased primarily due to growth in television production reflecting additional series produced, including series produced by Eyeworks, as well as higher license fees from SVOD services, primarily internationally.

The decrease in television product revenues from home video and electronic delivery for the year ended December 31, 2014 was primarily due to continued declines in sales of DVDs and Blu-ray discs.

Television product revenues from consumer products and other increased for the year ended December 31, 2014 primarily due to an increase in Warner Bros.’ share of revenues from television series produced by third parties as well as an increase in the production of television series by Warner Bros. on behalf of third parties.

Videogames and other revenues increased for the year ended December 31, 2014 primarily due to $75 million of revenues from a patent license and settlement agreement.

Included in film and television production costs are production costs related to videogames, as well as theatrical film and videogame valuation adjustments resulting primarily from revisions to estimates of ultimate revenue and/or costs for certain theatrical films and videogames. Theatrical film valuation adjustments for the year ended December 31, 2014 and 2013 were $86 million and $51 million, respectively. Videogame valuation adjustments for the year ended December 31, 2014 and 2013 were $51 million and $53 million, respectively. The increase in film and television production costs for the year ended December 31, 2014 was primarily due to the performance and mix of product released.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Gain (loss) on operating assets, Venezuelan foreign currency loss and external costs related to mergers, acquisitions and dispositions for the years ended December 31, 2014 and 2013, which affected the comparability of the Warner Bros. segment’s results.

The results for the year ended December 31, 2014 included $169 million of Restructuring and severance costs primarily related to headcount reductions in connection with restructuring activities designed to position the Company for the current operating environment and reallocate resources to the Company’s growth initiatives. The results for the year ended December 31, 2013 included $49 million of Restructuring and severance costs primarily related to executive severance costs.

The decrease in Operating Income for the year ended December 31, 2014 was primarily due to higher Costs of revenues and higher Restructuring and severance costs, partially offset by higher Revenues.

2013 vs. 2012

The increase in Revenues for the year ended December 31, 2013 included the net unfavorable impact of foreign exchange rates of approximately $110 million.

Theatrical product revenues from film rentals increased for the year ended December 31, 2013, reflecting higher revenues of $315 million from theatrical films released during 2013, partially offset by lower carryover revenues of $51 million from prior period releases. The Company released 18 and 17 theatrical films during 2013 and 2012, respectively.

For the year ended December 31, 2013, theatrical product revenues from home video and electronic delivery decreased due to lower revenues of $120 million from prior period releases, which include catalog titles, partially offset by higher revenues of $63 million from releases in 2013. There were 17 and 21 home video and electronic delivery releases in 2013 and 2012, respectively.

Theatrical product revenues from television licensing decreased for the year ended December 31, 2013 primarily due to fewer availabilities in 2013 as compared to 2012.

Television product revenues from television licensing for the year ended December 31, 2013 decreased due to the timing of worldwide television availabilities, partially offset by higher revenues from availabilities of television product to SVOD services.

The decrease in television product revenues from home video and electronic delivery for the year ended December 31, 2013 was primarily due to lower revenues from consumer packaged goods.

Videogames and other revenues increased for the year ended December 31, 2013 primarily due to higher revenues of $297 million from videogames released in 2013, partially offset by lower carryover revenues of $76 million from videogames released in prior periods. The Company released 10 videogames in both 2013 and 2012. In addition, the increase in Videogames and other revenues for the year ended December 31, 2013 reflected higher publishing and consumer products revenues.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Gain (loss) on operating assets and external costs related to mergers, acquisitions and dispositions for the years ended December 31, 2013 and 2012, which affected the comparability of the Warner Bros. segment’s results.

The increase in Restructuring and severance costs for the year ended December 31, 2013 was primarily related to executive severance costs.

The increase in Operating Income for the year ended December 31, 2013 was primarily due to higher Revenues, partially offset by higher Costs of revenues and higher Restructuring and severance costs.

Corporate.    Operating Loss at Corporate for the years ended December 31, 2014, 2013 and 2012 was as follows (millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Selling, general and administrative(a)	$(449)	$(403)	$(332)	11%	21%
Curtailment	-	38	-	(100%)	-
Gain on operating assets	441	8	10	NM	(20%)
Asset impairments	(7)	(7)	-	-	-
Restructuring and severance costs	(31)	(2)	(2)	NM	-
Depreciation	(27)	(28)	(28)	(4%)	-

Operating Loss	$(73)	$(394)	$(352)	(81%)	12%

(a)	Selling, general and administrative expenses exclude depreciation.

2014 vs. 2013

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Gain on operating assets, the Curtailment and external costs related to mergers, acquisitions and dispositions for the years ended December 31, 2014 and 2013, which affected the comparability of Corporate’s results.

The results for the year ended December 31, 2014 included $31 million of Restructuring and severance costs primarily related to headcount reductions in connection with restructuring activities designed to position the Company for the current operating environment and reallocate resources to the Company’s growth initiatives.

Excluding the transactions noted above, Operating Loss for the year ended December 31, 2014 increased primarily due to the absence of a benefit associated with a reduction in certain accrued employee benefit plan liabilities in 2013.

Selling, general and administrative expenses included costs related to enterprise efficiency initiatives of $43 million and $49 million for the years ended December 31, 2014 and 2013, respectively. The enterprise efficiency initiatives involve the centralization of certain administrative functions to generate cost savings or other benefits for the Company.

2013 vs. 2012

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Gain (loss) on operating assets, the Curtailment and external costs related to mergers, acquisitions and dispositions for the years ended December 31, 2013 and 2012, which affected the comparability of Corporate’s results.

For the year ended December 31, 2013, Operating Loss increased due primarily to higher equity-based compensation expense of $26 million, which mainly reflected higher expenses for performance stock units due to an increase in the Company’s stock price and the Company’s expected performance relative to the award performance targets, higher external

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

costs related to mergers, acquisitions or dispositions of $25 million related to the separation of Time Inc. from Time Warner, higher compensation expense of $22 million and Asset impairments of $7 million, partially offset by the $38 million gain related to the Curtailment.

Selling, general and administrative expenses included costs related to the enterprise efficiency initiatives described above of $49 million and $48 million for the years ended December 31, 2013 and 2012, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments, quarterly dividend payments and the purchase of common stock under the Company’s stock repurchase program. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at December 31, 2014 was $7.637 billion, which included $2.618 billion of Cash and equivalents.

Current Financial Condition

At December 31, 2014, Time Warner had net debt of $19.876 billion ($22.494 billion of debt less $2.618 billion of Cash and equivalents) and $24.476 billion of Shareholders’ equity, compared to net debt of $18.311 billion ($20.127 billion of debt less $1.816 billion of Cash and equivalents) and $29.904 billion of Shareholders’ equity at December 31, 2013.

The following table shows the significant items contributing to the increase in net debt from December 31, 2013 to December 31, 2014 (millions):

Balance at December 31, 2013 (recast)	$18,311
Cash provided by operations from continuing operations	(3,681)
Capital expenditures	474
Repurchases of common stock	5,504
Dividends paid to common stockholders	1,109
Investments and acquisitions, net of cash acquired	980
Proceeds from Time Inc. in the Time Separation	(1,400)
Proceeds from the sale of the Time Warner Center	(1,264)
Proceeds from the exercise of stock options	(338)
Other investment and sale proceeds	(173)
All other, net	354

Balance at December 31, 2014	$19,876

In connection with the Time Separation, the Company received $1.4 billion from Time Inc. consisting of proceeds from Time Inc.’s acquisition of the IPC publishing business in the U.K. from a wholly-owned subsidiary of Time Warner and a special dividend.

On June 13, 2014, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases in addition to the $5.0 billion it had previously authorized for share repurchases beginning January 1, 2014. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2014 through February 20, 2015, the Company repurchased 82 million shares of common stock for $5.918 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

On January 16, 2014, Time Warner sold the space it owned in Time Warner Center for approximately $1.3 billion and agreed to lease space in Time Warner Center from the buyer until early 2019. In connection with these transactions, the Company recognized a pretax gain of $441 million and a tax benefit of $58 million during 2014. Additionally, a pretax gain of approximately $325 million has been deferred and is being recognized ratably over the lease period. In February 2015, the Company entered into agreements relating to the construction and development of office and studio space in the Hudson Yards development on the west side of Manhattan in order to consolidate its Corporate headquarters and its New York City-based employees. Based on current construction cost and space projections, the Company expects to invest approximately $1.7 billion in the Hudson Yards development project over the next five years.

Cash Flows

Cash and equivalents increased by $802 million, including $190 million of Cash used by discontinued operations, for the year ended December 31, 2014. Cash and equivalents decreased by $944 million, including $468 million of Cash provided by discontinued operations for the year ended December 31, 2013. Components of these changes are discussed below in more detail.

Operating Activities from Continuing Operations

Details of Cash provided by operations from continuing operations are as follows (millions):

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Operating Income	$5,975	$6,268	$5,498
Depreciation and amortization	733	759	765
Venezuela foreign currency loss	173	-	-
Net interest payments(a)	(1,224)	(1,158)	(1,220)
Net income taxes paid(b)	(1,494)	(1,087)	(1,189)
All other, net, including working capital changes	(482)	(1,524)	(867)

Cash provided by operations from continuing operations	$3,681	$3,258	$2,987

(a)	Includes interest income received of $50 million, $44 million and $42 million in 2014, 2013 and 2012, respectively.
(b)	Includes income tax refunds received of $108 million, $87 million and $78 million in 2014, 2013 and 2012, respectively, and income tax sharing payments to TWC of $6 million in 2012.

Cash provided by operations from continuing operations for the year ended December 31, 2014 increased primarily due to lower cash used by working capital, partially offset by higher net income taxes paid and lower Operating Income. Cash used by working capital decreased primarily due to the timing of restructuring and severance payments and lower participation payments.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Investing Activities from Continuing Operations

Details of Cash provided (used) by investing activities from continuing operations are as follows (millions):

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Investments in available-for-sale securities	$(30)	$(27)	$(37)
Investments and acquisitions, net of cash acquired:
CME	(396)	(288)	(171)
Eyeworks	(267)	-	-
Bleacher Report	-	-	(170)
All other	(287)	(207)	(319)
Capital expenditures	(474)	(568)	(609)
Proceeds from available-for-sale securities	25	33	1
Proceeds from Time Inc. in the Time Separation	1,400	-	-
Proceeds from the sale of Time Warner Center	1,264	-	-
Other investment proceeds	148	170	85

Cash provided (used) by investing activities	$1,383	$(887)	$(1,220)

The change in Cash provided (used) by investing activities from continuing operations for the year ended December 31, 2014 was primarily due to cash received in connection with the Time Separation and proceeds from the sale of space in Time Warner Center, partially offset by higher investments and acquisition spending. Included in Investments and acquisitions, net for the year ended December 31, 2014 is $102 million of payments related to the Company’s plan to move its Corporate headquarters and its New York City-based employees to the Hudson Yards development on the west side of Manhattan.

Cash used by investing activities for the year ended December 31, 2013 decreased primarily due to lower investments and acquisitions spending and higher other investment and sale proceeds, including the sale of the Company’s investment in a theater joint venture in Japan.

Financing Activities from Continuing Operations

Details of Cash used by financing activities from continuing operations are as follows (millions):

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Borrowings	$2,409	$1,028	$1,039
Debt repayments	(72)	(762)	(686)
Proceeds from the exercise of stock options	338	674	1,107
Excess tax benefit from equity instruments	179	179	83
Principal payments on capital leases	(11)	(9)	(11)
Repurchases of common stock	(5,504)	(3,708)	(3,272)
Dividends paid	(1,109)	(1,074)	(1,011)
Other financing activities	(173)	(111)	(80)

Cash used by financing activities	$(3,943)	$(3,783)	$(2,831)

Cash used by financing activities from continuing operations for the year ended December 31, 2014 increased primarily due to higher Repurchases of common stock and lower Proceeds from the exercise of stock options, partially offset by an increase in Borrowings and lower Debt repayments. During the year ended December 31, 2014, the Company issued

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

approximately 10 million shares of common stock and received $338 million in connection with the exercise of stock options. At December 31, 2014, all of the approximately 22 million exercisable stock options outstanding on such date had exercise prices below the closing price of the Company’s common stock on the New York Stock Exchange.

Cash used by financing activities for the year ended December 31, 2013 increased primarily due to higher Repurchases of common stock and lower Proceeds from the exercise of stock options. During the year ended December 31, 2013, the Company issued approximately 20 million shares of common stock and received $674 million in connection with the exercise of stock options.

Cash Flows from Discontinued Operations

Details of Cash provided (used) by discontinued operations are as follows (millions):

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Cash provided (used) by operations from discontinued operations	$(16)	$456	$455
Cash used by investing activities from discontinued operations	(51)	(23)	(26)
Cash used by financing activities from discontinued operations	(36)	-	-
Effect of change in cash and equivalents of discontinued operations	(87)	35	14

Cash provided (used) by discontinued operations	$(190)	$468	$443

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At December 31, 2014, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $30.159 billion. Of this committed capacity, $7.637 billion was unused and $22.494 billion was outstanding as debt. At December 31, 2014, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$2,618	$-	$-	$2,618
Revolving credit facilities and commercial paper program(d)	5,000	-	-	5,000
Fixed-rate public debt	21,920	-	21,920	-
Other obligations(e)	621	28	574	19

Total	$30,159	$28	$22,494	$7,637

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 13.2 years as of December 31, 2014.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts. At December 31, 2014, the principal amounts of the Company’s publicly issued debt mature as follows: $1.000 billion in 2015, $1.150 billion in 2016, $500 million in 2017, $600 million in 2018, $650 million in 2019 and $18.131 billion thereafter. In the period after 2019, no more than $2.0 billion will mature in any given year.

(d)

The revolving credit facilities consist of two $2.5 billion revolving credit facilities. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the revolving credit facilities.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $118 million are due within the next twelve months.

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

Revolving Credit Facilities

On December 18, 2014, Time Warner amended its $5.0 billion of senior unsecured credit facilities (the “Revolving Credit Facilities”), which consist of two $2.5 billion revolving credit facilities, to extend the maturity dates of both from December 18, 2018 to December 18, 2019 pursuant to a First Amendment, dated as of December 18, 2014, to the amended and restated credit agreement, dated as of January 19, 2011, as amended and restated as of December 18, 2013.

The funding commitments under the Revolving Credit Facilities are provided by a geographically diverse group of 19 major financial institutions based in countries including Canada, France, Germany, Japan, Spain, Switzerland, the United Kingdom and the U.S. In addition, 17 of these financial institutions have been identified by international regulators as among the 30 financial institutions that they deem to be systemically important. None of the financial institutions in the Revolving Credit Facilities account for more than 8% of the aggregate undrawn loan commitments.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The following table summarizes the Company’s aggregate contractual obligations at December 31, 2014, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (millions):

Contractual Obligations(a)(b)(c)
	Total	2015	2016-2017	2018-2019	Thereafter
Purchase obligations:
Network programming obligations(d)	$24,982	$2,675	$5,054	$5,094	$12,159
Creative talent and employment agreements(e)	1,874	1,211	626	31	6
Other purchase obligations(f)	1,324	591	351	182	200

Total purchase obligations	28,180	4,477	6,031	5,307	12,365

Outstanding debt obligations (Note 8)	22,553	1,108	1,689	1,625	18,131
Interest (Note 8)	18,756	1,270	2,426	2,228	12,832
Capital lease obligations (Note 8)	62	13	20	17	12
Operating lease obligations (Note 16)	1,480	317	593	384	186

Total contractual obligations	$71,031	$7,185	$10,759	$9,561	$43,526

(a)	The table does not include the effects of arrangements that are contingent in nature such as guarantees and other contingent commitments (Note 16).
(b)

The table does not include the Company’s reserve for uncertain tax positions and related accrued interest and penalties, which at December 31, 2014 totaled $1.663 billion, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

(c)	The references to Note 8 and Note 16 refer to the notes to the accompanying consolidated financial statements.
(d)

The Turner segment enters into contracts to license sports programming to carry on its television networks. The amounts in the table include minimum payment obligations to sports leagues and organizations (e.g., NBA, NCAA, MLB) to air the programming over the contract period. Included in the table is $11.1 billion payable to the NBA over the 10 years remaining on its agreements, $7.9 billion payable to the NCAA over the 10 years remaining on the agreement, which does not include amounts recoupable from CBS, and $2.3 billion payable to MLB over the 7 years remaining on the agreement. The Turner and Home Box Office segments also enter into licensing agreements with certain production studios to acquire the rights to air motion pictures and television series. The pricing structures in these contracts differ in that some agreements require a fixed amount per film or television series and others are based on a percentage of the film’s box office receipts (with license fees generally capped at specified amounts), or a combination of both. The amounts included in the table represent obligations for television series and films that had been released theatrically as of December 31, 2014 and are calculated using the actual or estimated box office performance or fixed amounts, based on the applicable agreement.

(e)

The Company’s commitments under creative talent and employment agreements include obligations to executives, actors, producers, writers, and other talent under contractual arrangements, including union contracts and contracts with other organizations that represent such creative talent.

(f)

Other purchase obligations principally include: (1) advertising, marketing, distribution and sponsorship obligations, including minimum guaranteed royalty and marketing payments to vendors and content providers; (2) obligations related to the Company’s postretirement and unfunded defined benefit pension plans; (3) purchases of DVD and Blu-ray Discs pursuant to a duplication and replication agreement; (4) obligations to purchase information technology licenses and services; (5) obligations related to payments to the NCAA for Basketball Fan Festival rights at the Turner segment; and (6) obligations to purchase general and administrative items and services.

The Company’s material contractual obligations at December 31, 2014 include:

•

Purchase obligations — represents an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts do not represent all anticipated purchases, but represent only those purchases the Company is contractually obligated to make. The Company also purchases products and services as needed, with no firm commitment. For this reason, the amounts presented in the table alone do not provide a reliable indication of all of the Company’s expected future cash outflows. For purposes of identifying and accumulating purchase obligations, all material contracts meeting the definition of a purchase obligation have been included. For those contracts involving a fixed or minimum quantity, but with variable pricing terms, the Company has estimated the contractual obligation based on its best estimate of the pricing that will be in effect at the time the obligation is incurred. Additionally, the Company has included only the obligations under the contracts as they existed at December 31, 2014, and has not assumed that the

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

contracts will be renewed or replaced at the end of their respective terms. If a contract includes a penalty for non-renewal, the Company has included that penalty, assuming it will be paid in the period after the contract expires. If Time Warner can unilaterally terminate an agreement simply by providing a certain number of days notice or by paying a termination fee, the Company has included the amount of the termination fee or the amount that would be paid over the “notice period.” Contracts that can be unilaterally terminated without incurring a penalty have not been included.

•

Outstanding debt obligations — represents the principal amounts due on outstanding debt obligations as of December 31, 2014. Amounts do not include any fair value adjustments, bond premiums, discounts, interest payments or dividends.

•

Interest — represents amounts due based on the outstanding debt balances, interest rates and maturity schedules of the respective instruments as of December 31, 2014. The amount of interest ultimately paid on these instruments may differ based on changes in interest rates.

•	Capital lease obligations — represents the minimum lease payments under noncancelable capital leases, primarily for certain transponder leases at the Home Box Office and Turner segments.

•	Operating lease obligations — represents the minimum lease payments under noncancelable operating leases, primarily for the Company’s real estate and operating equipment.

Most of the Company’s other long-term liabilities reflected in the accompanying Consolidated Balance Sheet have been included in Network programming obligations in the contractual obligations table above, the most significant of which is an approximate $960 million liability for film licensing obligations. However, certain long-term liabilities and deferred credits have been excluded from the table because there are no cash outflows associated with them (e.g., deferred revenue) or because the cash outflows associated with them are uncertain or do not meet the definition of a purchase obligation (e.g., deferred taxes and tax reserves, participations and royalties, deferred compensation and other miscellaneous items).

Contingent Commitments

The Company has certain contractual arrangements that require it to make payments or provide funding if certain circumstances occur. See Note 16, “Commitments and Contingencies,” to the accompanying consolidated financial statements for further discussion.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. Credit risk in the Company’s businesses originates from sales of various products or services and is dispersed among many different counterparties. At December 31, 2014, no single customer had a receivable balance greater than 5% of total Receivables. The Company’s exposure to customer credit risk is largely concentrated in the following categories (amounts presented below are net of reserves and allowances):

•	Various retailers for home entertainment product of approximately $0.7 billion;
•	Various television network operators for licensed TV and film product of approximately $4.3 billion;
•	Various cable system operators, satellite service distributors, telephone companies and other distributors for the distribution of television programming services of approximately $1.7 billion; and
•	Various advertisers and advertising agencies related to advertising services of approximately $1.0 billion.

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

Interest Rate Risk

Time Warner has issued fixed-rate debt that at December 31, 2014 and 2013 had an outstanding balance of $21.920 billion and $19.905 billion, respectively, and an estimated fair value of $26.171 billion and $22.659 billion, respectively. Based on Time Warner’s fixed-rate debt obligations outstanding at December 31, 2014, a 25 basis point increase or decrease in the level of interest rates would decrease or increase, respectively, the fair value of the fixed-rate debt by approximately $580 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

At December 31, 2014 and 2013, the Company had a cash balance of $2.618 billion and $1.816 billion, respectively, which is primarily invested in short-term variable-rate interest-earning assets. Based on Time Warner’s short-term variable-rate interest-earning assets outstanding at December 31, 2014, a 25 basis point increase or decrease in the level of interest rates would have an insignificant impact on pretax income.

Foreign Currency Risk

Time Warner principally uses foreign exchange contracts to hedge the risk related to unremitted or forecasted royalties and license fees owed to Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad because such amounts may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge certain film production costs denominated in foreign currencies as well as other transactions, assets and liabilities denominated in foreign currencies. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over a rolling twelve-month period. The hedging period for royalties and license fees covers revenues expected to be recognized during the calendar year; however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated cash to U.S. dollars. To hedge this exposure, Time Warner uses foreign exchange contracts that generally have maturities of three months to eighteen months and provide continuing coverage throughout the hedging period. At December 31, 2014 and 2013, Time Warner had contracts for the sale and the purchase of foreign currencies at fixed rates as summarized below by currency (millions):

	December 31, 2014		December 31, 2013
	Sales	Purchases	Sales	Purchases

British pound	$1,115	$920	$1,013	$580
Euro	738	466	481	468
Canadian dollar	651	350	569	332
Australian dollar	355	211	410	178
Other	481	187	591	253

Total	$3,340	$2,134	$3,064	$1,811

Based on the foreign exchange contracts outstanding at December 31, 2014, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2014 would result in a decrease of approximately $121 million in the value of such contracts. Conversely, a 10% appreciation of the U.S. dollar would result in an increase of approximately $121 million in the value of such contracts. For a hedge of forecasted royalty or license fees denominated in a foreign currency, consistent with the nature of the economic hedge provided by such foreign

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

exchange contracts, unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments. See Note 7, “Derivative Instruments,” to the accompanying consolidated financial statements for additional information.

Equity Risk

The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock markets and the industries in which the companies operate. At December 31, 2014 and 2013, these securities, which are classified in Investments, including available-for-sale securities in the accompanying Consolidated Balance Sheet, included $898 million and $936 million, respectively, of investments accounted for using the equity method of accounting, $263 million and $332 million, respectively, of cost-method investments, $605 million and $645 million, respectively, of investments related to the Company’s deferred compensation program, $79 million and $96 million, respectively, of investments in available-for-sale securities and $242 million and $0, respectively, of investments in warrants to purchase common stock of CME.

The potential loss in fair value resulting from a 10% adverse change in the prices of the Company’s equity-method investments, cost-method investments, available-for-sale securities and investments in warrants would be approximately $150 million. The potential loss in fair value resulting from a 10% adverse change in the prices of certain of the Company’s deferred compensation investments accounted for as trading securities would be approximately $25 million. While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee company experiences poor operating results or the U.S. or certain foreign equity markets experience declines in value.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by the management of Time Warner, and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors of the Company. The Company considers policies relating to the following matters to be critical accounting policies:

•	Impairment of Goodwill and Intangible Assets;
•	Film and Television Production Cost Recognition, Participations and Residuals and Impairments;
•	Gross versus Net Revenue Recognition;
•	Sales Returns and Pricing Rebates; and
•	Income Taxes.

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

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding (i) the adequacy of the Company’s liquidity to meet its needs for the foreseeable future and (ii) the Company’s expected investment in the Hudson Yards development over the next five years.

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

•	the effects of any significant acquisitions, dispositions and other similar transactions by the Company;
•	the failure to achieve the anticipated benefits of the Company’s cost reduction initiatives;
•	the failure to meet earnings expectations;
•	the adequacy of the Company’s risk management framework;
•	changes in U.S. GAAP or other applicable accounting policies;
•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses;
•	a disruption or failure of the Company’s or its vendors’ network and information systems or other technology relied on by the Company;
•	the effect of union or labor disputes or professional sports league player lockouts;
•	changes in tax, federal communication and other laws and regulations;
•	currency exchange restrictions and currency devaluation risks in some foreign countries;
•	changes in foreign exchange rates; and
•	the other risks and uncertainties detailed in Part I, Item 1A. “Risk Factors,” in this report.

Any forward-looking statement made by the Company in this report speaks only as of the date on which it is made. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(millions, except share amounts)

	December 31, 2014	December 31, 2013
		(recast)
ASSETS
Current assets
Cash and equivalents	$2,618	$1,816
Receivables, less allowances of $1,152 and $1,383	7,720	7,305
Inventories	1,700	1,648
Deferred income taxes	184	369
Prepaid expenses and other current assets	958	559
Current assets of discontinued operations	-	834

Total current assets	13,180	12,531

Noncurrent inventories and theatrical film and television production costs	6,841	7,016
Investments, including available-for-sale securities	2,326	2,009
Property, plant and equipment, net	2,655	3,291
Intangible assets subject to amortization, net	1,141	1,338
Intangible assets not subject to amortization	7,032	7,043
Goodwill	27,565	27,401
Other assets	2,519	2,458
Noncurrent assets of discontinued operations	-	4,912

Total assets	$63,259	$67,999

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,507	$6,754
Deferred revenue	579	542
Debt due within one year	1,118	66
Current liabilities of discontinued operations	-	1,026

Total current liabilities	9,204	8,388

Long-term debt	21,376	20,061
Deferred income taxes	2,204	2,287
Deferred revenue	315	351
Other noncurrent liabilities	5,684	6,324
Noncurrent liabilities of discontinued operations	-	684
Commitments and Contingencies (Note 16)

Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 832 million and 895 million shares outstanding	17	17
Additional paid-in capital	149,282	153,410
Treasury stock, at cost (820 million and 757 million shares)	(42,445)	(37,630)
Accumulated other comprehensive loss, net	(1,164)	(852)
Accumulated deficit	(81,214)	(85,041)

Total Time Warner Inc. shareholders’ equity	24,476	29,904
Noncontrolling interests	-	-

Total equity	24,476	29,904

Total liabilities and equity	$63,259	$67,999

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31,

(millions, except per share amounts)

	2014	2013	2012
		(recast)	(recast)

Revenues	27,359	26,461	25,325
Costs of revenues	(15,875)	(14,935)	(14,575)
Selling, general and administrative	(5,190)	(4,934)	(4,813)
Amortization of intangible assets	(202)	(209)	(212)
Restructuring and severance costs	(512)	(183)	(92)
Asset impairments	(69)	(61)	(180)
Gain on operating assets, net	464	129	45

Operating income	5,975	6,268	5,498
Interest expense, net	(1,169)	(1,189)	(1,251)
Other loss, net	(127)	(111)	(214)

Income from continuing operations before income taxes	4,679	4,968	4,033
Income tax provision	(785)	(1,614)	(1,370)

Income from continuing operations	3,894	3,354	2,663
Discontinued operations, net of tax	(67)	337	259

Net income	3,827	3,691	2,922
Less Net loss attributable to noncontrolling interests	-	-	3

Net income attributable to Time Warner Inc. shareholders	$3,827	$3,691	$2,925

Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$3,894	$3,354	$2,666
Discontinued operations, net of tax	(67)	337	259

Net income	$3,827	$3,691	$2,925

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$4.49	$3.63	$2.77
Discontinued operations	(0.07)	0.36	0.28

Basic net income per common share	$4.42	$3.99	$3.05

Average basic common shares outstanding	863.3	920.0	954.4

Diluted income per common share from continuing operations	$4.41	$3.56	$2.73
Discontinued operations	(0.07)	0.36	0.27

Diluted net income per common share	$4.34	$3.92	$3.00

Average diluted common shares outstanding	882.6	942.6	976.3

Cash dividends declared per share of common stock	$1.27	$1.15	$1.04

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31,

(millions)

	2014	2013	2012

Net income	$3,827	$3,691	$2,922

Other comprehensive income, net of tax:

Foreign currency translation:
Unrealized gains (losses) occurring during the period	(228)	(22)	51
Reclassification adjustment for (gains) losses realized in net income	-	(6)	10

Change in foreign currency translation	(228)	(28)	61

Securities:
Unrealized gains (losses) occurring during the period	(4)	13	1
Reclassification adjustment for gains realized in net income	(10)	-	-

Change in securities	(14)	13	1

Benefit obligations:
Unrealized gains (losses) occurring during the period	(187)	124	(206)
Reclassification adjustment for losses realized in net income	19	22	18

Change in benefit obligations	(168)	146	(188)

Derivative financial instruments:
Unrealized gains occurring during the period	8	27	3
Reclassification adjustment for gains realized in net income	(14)	(21)	(1)

Change in derivative financial instruments	(6)	6	2

Other comprehensive income (loss)	(416)	137	(124)

Comprehensive income	3,411	3,828	2,798
Less Comprehensive loss attributable to noncontrolling interests	-	-	3

Comprehensive income attributable to Time Warner Inc. shareholders	$3,411	$3,828	$2,801

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,

(millions)

	2014	2013	2012
		(recast)	(recast)
OPERATIONS
Net income	$3,827	$3,691	$2,922
Less Discontinued operations, net of tax	67	(337)	(259)

Net income from continuing operations	3,894	3,354	2,663
Adjustments for noncash and nonoperating items:
Depreciation and amortization	733	759	765
Amortization of film and television costs	8,040	7,262	7,210
Asset impairments	69	61	180
Venezuelan foreign currency loss	173	-	-
Gain on investments and other assets, net	(464)	(65)	(10)
Equity in losses of investee companies, net of cash distributions	232	216	221
Equity-based compensation	219	238	195
Deferred income taxes	166	759	(161)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(403)	(434)	(433)
Inventories and film costs	(7,789)	(7,226)	(7,564)
Accounts payable and other liabilities	592	(416)	58
Other changes	(1,781)	(1,250)	(137)

Cash provided by operations from continuing operations	3,681	3,258	2,987

INVESTING ACTIVITIES
Investments in available-for-sale securities	(30)	(27)	(37)
Investments and acquisitions, net of cash acquired	(950)	(495)	(660)
Capital expenditures	(474)	(568)	(609)
Investment proceeds from available-for-sale securities	25	33	1
Proceeds from Time Inc. in the Time Separation	1,400	-	-
Proceeds from the sale of Time Warner Center	1,264	-	-
Other investment proceeds	148	170	85

Cash provided (used) by investing activities from continuing operations	1,383	(887)	(1,220)

FINANCING ACTIVITIES
Borrowings	2,409	1,028	1,039
Debt repayments	(72)	(762)	(686)
Proceeds from exercise of stock options	338	674	1,107
Excess tax benefit from equity instruments	179	179	83
Principal payments on capital leases	(11)	(9)	(11)
Repurchases of common stock	(5,504)	(3,708)	(3,272)
Dividends paid	(1,109)	(1,074)	(1,011)
Other financing activities	(173)	(111)	(80)

Cash used by financing activities from continuing operations	(3,943)	(3,783)	(2,831)

Cash provided (used) by continuing operations	1,121	(1,412)	(1,064)

Cash provided (used) by operations from discontinued operations	(16)	456	455
Cash used by investing activities from discontinued operations	(51)	(23)	(26)
Cash used by financing activities from discontinued operations	(36)	-	-
Effect of change in cash and equivalents of discontinued operations	(87)	35	14

Cash provided (used) by discontinued operations	(190)	468	443
Effect of Venezuelan exchange rate changes on cash and equivalents	(129)	-	-

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	802	(944)	(621)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,816	2,760	3,381

CASH AND EQUIVALENTS AT END OF PERIOD	$2,618	$1,816	$2,760

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

(millions)

	Time Warner Shareholders’
	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit) (a)	Total	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2011	$17	$156,113	$(33,651)	$(92,522)	$29,957	$(3)	$29,954
Net income	-	-	-	2,925	2,925	(3)	2,922
Other comprehensive loss attributable to Continuing Operations	-	-	-	(139)	(139)	-	(139)
Other comprehensive income attributable to Discontinued Operations	-	-	-	15	15	-	15
Cash dividends	-	(1,011)	-	-	(1,011)	-	(1,011)
Common stock repurchases	-	-	(3,302)	-	(3,302)	-	(3,302)
Noncontrolling interests of acquired businesses	-	-	-	-	-	7	7
Amounts related primarily to stock options and restricted stock	-	(525)	1,876	-	1,351	-	1,351

BALANCE AT DECEMBER 31, 2012	$17	$154,577	$(35,077)	$(89,721)	$29,796	$1	$29,797

Net income	-	-	-	3,691	3,691	-	3,691
Other comprehensive income attributable to Continuing Operations	-	-	-	109	109	-	109
Other comprehensive income attributable to Discontinued Operations	-	-	-	28	28	-	28
Cash dividends	-	(1,074)	-	-	(1,074)	-	(1,074)
Common stock repurchases	-	-	(3,700)	-	(3,700)	-	(3,700)
Noncontrolling interests of acquired businesses	-	-	-	-	-	(1)	(1)
Amounts related primarily to stock options and restricted stock	-	(93)	1,147	-	1,054	-	1,054

BALANCE AT DECEMBER 31, 2013	$17	$153,410	$(37,630)	$(85,893)	$29,904	$-	$29,904

Net income	-	-	-	3,827	3,827	-	3,827
Other comprehensive loss attributable to Continuing Operations	-	-	-	(438)	(438)	-	(438)
Other comprehensive income attributable to Discontinued Operations	-	-	-	22	22	-	22
Amounts related to the Time Separation	-	(2,918)	-	104	(2,814)	-	(2,814)
Cash dividends	-	(1,109)	-	-	(1,109)	-	(1,109)
Common stock repurchases	-	-	(5,500)	-	(5,500)	-	(5,500)
Noncontrolling interests of acquired businesses	-	-	-	-	-	-	-
Amounts related primarily to stock options and restricted stock	-	(101)	685	-	584	-	584

BALANCE AT DECEMBER 31, 2014	$17	$149,282	$(42,445)	$(82,378)	$24,476	$-	$24,476

(a)	Includes Accumulated other comprehensive loss, net.

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include television networks, and film and TV entertainment. Time Warner classifies its operations into three reportable segments: Turner: consisting principally of cable networks and digital media properties; Home Box Office: consisting principally of premium pay television services domestically and premium pay and basic tier television services internationally; and Warner Bros.: consisting principally of television, feature film, home video and videogame production and distribution.

Separation of Time Inc.

On June 6, 2014 (the “Distribution Date”), the Company completed the legal and structural separation of the Company’s Time Inc. segment from the Company (the “Time Separation”). The Time Separation was effected as a pro rata dividend of all shares of Time Inc. common stock held by Time Warner in a spin-off to Time Warner stockholders. With the completion of the Time Separation, the Company disposed of the Time Inc. segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in the Company’s consolidated financial statements. Accordingly, the Company has recast its financial information to present the financial position and results of operations of its former Time Inc. segment as discontinued operations in the consolidated financial statements for all periods presented. For a summary of discontinued operations, see Note 3.

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

Changes in Basis of Presentation

The 2013 and 2012 financial information has been recast so that the basis of presentation is consistent with that of the 2014 financial information. This recast reflects the financial position and results of operations of the Company’s former Time Inc. segment as discontinued operations for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.

Significant estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, multiple-element transactions, allowances for doubtful accounts, depreciation and amortization, the determination of ultimate revenues as it relates to amortization of capitalized film and programming costs and participations and residuals, home video and videogames product returns, business combinations, pension and other postretirement benefits, equity-based compensation, income taxes, contingencies, litigation matters, reporting revenue for certain transactions on a gross versus net basis, and the determination of whether the Company should consolidate certain entities.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Venezuela Currency

Certain of the Company’s divisions conduct business with third parties located in Venezuela and, as a result, the Company holds net monetary assets denominated in Venezuelan Bolivares Fuertes (“VEF”) that primarily consist of cash and accounts receivable. As of December 31, 2014, there were three legal foreign currency exchange systems administered by the Venezuelan government, each with a different exchange rate: (i) the fixed official government rate as published by the Central Bank of Venezuela, which as of December 31, 2014 was 6.3 VEF to each U.S. Dollar, (ii) the variable, auction-based SICAD 1 rate, which as of December 31, 2014 was 12 VEF to each U.S. Dollar and (iii) the variable, transaction-based SICAD 2 rate, which as of December 31, 2014 was approximately 50 VEF to each U.S. Dollar. Because of Venezuelan government-imposed restrictions on the exchange of VEF into foreign currency in Venezuela, the Company has not been able to convert VEF earned in Venezuela into U.S. Dollars through the official government rate. Further, the Company has not been able to access the SICAD 1 and SICAD 2 exchanges due to government requirements and restrictions on participation in the exchanges, including a requirement that an entity be domiciled in Venezuela to participate.

Prior to December 31, 2014, the Company used the official government exchange rate to remeasure its VEF-denominated transactions and balances. This was principally due to the Company’s inability to access the SICAD 1 and SICAD 2 exchange systems, as noted above, as well as a lack of clarity about those exchange systems’ stability and transaction volume. During the fourth quarter of 2014, the Company considered information about the companies that were able to access the three exchange systems during 2014 and the fact that the SICAD 1 and SICAD 2 exchanges continued to operate, as well as the state of the Venezuelan economy, which has been negatively impacted by significantly lower oil prices and which the Venezuela Central Bank confirmed in late December 2014 had entered a recession. Based on these factors, as of December 31, 2014, the Company concluded that the SICAD 2 exchange rate was the most appropriate legal exchange rate for the Company’s business activities conducted in VEF. Accordingly, beginning on December 31, 2014, the Company began using the SICAD 2 rate to remeasure its VEF-denominated transactions and balances and, for the three months and year ended December 31, 2014, recognized a pretax foreign exchange loss of $173 million in the Consolidated Statement of Operations.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Discontinued Operations

In April 2014, guidance was issued that changes the requirements for reporting discontinued operations. Under this new guidance, a discontinued operation is (i) a component of an entity or group of components that has been disposed of or is classified as held for sale and represents a strategic shift that has had or will have a major effect on an entity’s operations and financial results or (ii) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following disposal and retained equity method investments in a discontinued operation. This guidance became effective on a prospective basis for the Company on January 1, 2015 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Securities and Exchange Commission (“SEC”) considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by Time Warner’s management and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors of the Company. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. The Company considers the policies relating to the following matters to be critical accounting policies:

•	Impairment of Goodwill and Intangible Assets (see pages 76 to 77);

•	Film and Television Production Cost Recognition, Participations and Residuals and Impairments (see pages 81 to 82);

•	Gross versus Net Revenue Recognition (see pages 80 to 81);

•	Sales Returns and Pricing Rebates (see page 80); and

•	Income Taxes (see page 84).

Cash and Equivalents

Cash equivalents consist of investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. The Company monitors concentrations of credit risk with respect to Cash and equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar instruments. As of December 31, 2014, the majority of the Company’s Cash and equivalents were invested with banks with a credit rating of at least A and in Rule 2a-7 money market mutual funds. At December 31, 2014, the Company did not have more than $500 million invested in any single bank or money market mutual fund.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Doubtful Accounts

The Company monitors customer credit risk related to accounts receivable, including unbilled trade receivables primarily related to the distribution of television product. Significant judgments and estimates are involved in evaluating if such amounts will ultimately be fully collected. Each of the Company’s businesses maintains a comprehensive approval process prior to issuing credit to third-party customers. Counterparties that are determined to be of a higher risk are evaluated to assess whether the credit terms previously granted to them should be modified. The Company monitors customers’ accounts receivable aging, and a provision for estimated uncollectible amounts is maintained based on customer payment levels, historical experience and management’s views on trends in the overall receivable agings at the Company’s businesses. In addition, for larger accounts, the Company performs analyses of risks on a customer-specific basis. At December 31, 2014 and 2013, total reserves for doubtful accounts were approximately $152 million and $191 million, respectively. For the year ended December 31, 2014, the Company recognized $20 million of income related to bad debt primarily due to the reversal of a reserve related to a Warner Bros. receivable. Bad debt expense recognized during the years ended December 31, 2013 and 2012 totaled $28 million and $37 million, respectively.

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

Investments in companies in which Time Warner does not have a controlling voting interest or over which it is unable to exert significant influence are generally accounted for at fair value if the investments are publicly traded. If the investment or security is not publicly traded, the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at fair value are reported, net of tax, in Accumulated other comprehensive loss, net. Dividends and other distributions of earnings from investments in companies in which Time Warner does not have a controlling voting interest or over which it is unable to exert significant influence are included in Other loss, net, when declared. For more information, see Notes 3 and 4.

The company regularly reviews its investments for impairment. See “Asset Impairments” below for additional information.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Instruments

The Company uses derivative instruments principally to manage the risk associated with movements in foreign currency exchange rates, and recognizes all derivative instruments on the Consolidated Balance Sheet at fair value. Changes in fair value of derivative instruments that qualify for hedge accounting will either be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in shareholders’ equity as a component of Accumulated other comprehensive loss, net, until the hedged item is recognized in earnings, depending on whether the derivative instrument is being used to hedge changes in fair value or cash flows. For qualifying hedge relationships, the Company excludes the impact of forward points or option premiums from its assessment of hedge effectiveness and recognizes changes in the fair value of a derivative instrument due to forward points or option premiums in Other income (loss), net each quarter. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. For those derivative instruments that do not qualify for hedge accounting, changes in fair value are recognized immediately in earnings. See Note 7 for additional information regarding derivative instruments held by the Company and risk management strategies.

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

	December 31,		Estimated Useful Lives
	2014	2013
		(recast)
Land(a)	$274	$431	n/a
Buildings and improvements	1,549	2,287	7 to 30 years
Capitalized software costs	1,868	1,636	3 to 7 years
Furniture, fixtures and other equipment(b)	3,102	3,236	3 to 10 years

	6,793	7,590
Accumulated depreciation	(4,138)	(4,299)

Total	$2,655	$3,291

(a)	Land is not depreciated.
(b)	Includes $223 million and $327 million of construction in progress as of December 31, 2014 and 2013, respectively.

Intangible Assets

Time Warner has a significant number of intangible assets, including acquired film and television libraries and other copyrighted products and tradenames. Time Warner does not recognize the fair value of internally generated intangible assets. Intangible assets acquired in business combinations are recorded at the acquisition date fair value in the Company’s Consolidated Balance Sheet. Acquired film libraries are amortized using the film forecast computation model. For more information, see “Film and Television Production Cost Recognition, Participations and Residuals and Impairments” and Note 2.

Asset Impairments

Investments

The Company’s investments consist of (i) investments carried at fair value, including available-for-sale securities and certain deferred compensation-related investments, (ii) investments accounted for using the cost method of accounting, (iii) investments accounted for using the equity method of accounting and (iv) held-to-maturity debt securities. The Company

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

regularly reviews its investments for impairment, including when the carrying value of an investment exceeds its related market value. If the Company determines that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings that is included in Other loss, net. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the security in relation to its cost basis, (ii) the financial condition of the investee and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

In evaluating the factors described above for available-for-sale securities and held-to-maturity debt securities, the Company presumes a decline in value to be other-than-temporary if the quoted market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criterion”) or the quoted market price of the security is 50% or more below the security’s cost basis at any quarter end (the “50% criterion”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., the investee’s operating performance is strong, the market price of the investee’s security is historically volatile, etc.). Additionally, there may be instances in which impairment losses are recognized even if the 20% and 50% criteria are not satisfied (e.g., if there is a plan to sell the security in the near term and the fair value is below the Company’s cost basis).

For investments accounted for using the cost or equity method of accounting, the Company evaluates information available (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment. For more information, see Note 4.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets, primarily tradenames, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Goodwill is tested for impairment at the reporting unit level. A reporting unit is either the “operating segment level,” such as Warner Bros. Entertainment Inc. (“Warner Bros.”), Home Box Office, Inc. (“Home Box Office”) and Turner Broadcasting System, Inc. (“Turner”), or one level below, which is referred to as a “component” (e.g., Warner Bros. Theatrical, Warner Bros. Television). The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business or whether the operations are similar such that they should be aggregated for purposes of the impairment test. For purposes of the goodwill impairment test, management has concluded that the operations below the operating segment level are not self-sustaining businesses or the operations are similar and therefore has determined that its reporting units are the same as its operating segments.

In assessing Goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing Goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform the first step of a two-step impairment review process. The first step of the two-step process involves a comparison of the estimated fair value of a reporting unit to its carrying amount. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis and, in certain cases, a combination of a DCF analysis and a market-based approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable public company earnings multiples. The cash flows employed in the DCF analyses are based on the Company’s most recent budgets and long range plans and perpetual growth rates are assumed for years beyond the current long range plan period. Discount rate assumptions are based on an assessment of market rates, capital structures and the risk inherent in the future cash flows included in the budgets and long range plans.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2014, the Company did not elect to perform a qualitative assessment of Goodwill and instead performed a quantitative impairment test. The results of the quantitative test did not result in any impairments of Goodwill because the fair values of each of the Company’s reporting units exceeded their respective carrying values. None of the carrying values of the Company’s reporting units were within 30% of their respective fair values as of December 31, 2014. If the carrying value of a reporting unit exceeded its fair value, the second step of the impairment review process would need to be performed to determine the ultimate amount of impairment loss to record. Significant assumptions utilized in the DCF analysis included discount rates that ranged from 9.0% to 9.5% and a terminal revenue growth rate of 3.25%. Significant assumptions utilized in the market-based approach were market multiples ranging from 9.5x to 12.0x for the Company’s reporting units where a market-based approach was performed.

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

In 2014, the Company did not elect to perform a qualitative assessment for intangible assets not subject to amortization. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis, which is based on the “relief from royalty” methodology. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar tradenames are being licensed in the marketplace.

The performance of the Company’s 2014 annual impairment test for other intangible assets not subject to amortization did not result in any impairments since the fair value of each of the Company’s intangible assets not subject to amortization exceeded its respective carrying value. No intangible asset not subject to amortization’s fair value was within 30% of its carrying value. The significant assumptions utilized in the 2014 DCF analysis of other intangible assets not subject to amortization were discount rates that ranged from 9.5% to 10.0% and a terminal revenue growth rate of 3.25%.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Accounting for Pension Plans

The Company and certain of its subsidiaries have both funded and unfunded defined benefit pension plans, the substantial majority of which are noncontributory, covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans, primarily noncontributory, covering certain international employees. Pension benefits are based on formulas that reflect the participating employees’ years of service and compensation. Time Warner’s largest defined benefit pension plan is closed for new employees and frozen to future benefit accruals. Time Warner uses a December 31st measurement date for its plans. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the interest factor implied by the discount rate and the rate of compensation increases. For more information, see Note 13.

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

Performance stock units (“PSUs”) are subject to a performance condition such that the number of PSUs that ultimately vest generally depends on the adjusted earnings per share (“Adjusted EPS”) achieved by the Company during a three-year performance period compared to targets established at the beginning of the period. The PSUs are also subject to a market condition and the number of PSUs that vest can be increased or decreased based on the Company’s cumulative total shareholder return (“TSR”) relative to the TSR of the other companies in the S&P 500 Index for the performance period. Because the terms of the PSUs provide discretion to make certain adjustments to the performance calculation, the service inception date of these awards precedes the grant date. Accordingly, the Company recognizes compensation expense beginning on the service inception date and remeasures the fair value of the PSU until a grant date occurs, which is typically after the completion of the required service period. PSUs, as well as RSUs granted to certain senior executives beginning in 2012, also are subject to a performance condition based on an adjusted net income target for a one-year period that, if not achieved, will result in the forfeiture of the awards.

The grant-date fair value of a stock option is estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the stock options. The Company determines the volatility assumption for these stock options using implied volatilities data from its traded options. The expected term, which represents the period of time that stock options granted are expected to be outstanding, is estimated based on the historical exercise behavior of Time Warner employees. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Time Warner common stock at the date of grant. For more information, see Note 12.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue

The Company generates revenue primarily from content production and distribution (i.e., Content Revenue), providing programming to cable system operators, satellite distribution services, telephone companies and other distributors (collectively, “affiliates”) that have contracted to receive and distribute this programming to their subscribers (i.e., Subscription Revenue) and the sale of advertising on the Company’s television networks and websites and the websites it manages and/or operates for others (i.e., Advertising Revenue).

Content Revenue

Feature films typically are produced or acquired for initial exhibition in theaters, followed by distribution, generally commencing within three years of such initial exhibition, through home video, electronic sell-through, video-on-demand, subscription video-on-demand services, premium cable, basic cable and broadcast networks. Revenues from film rentals by theaters are recognized as the films are exhibited. Revenues from home video sales are recognized at the later of the delivery date or the date that the DVDs or Blu-ray Discs are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns. Revenues from the licensing of feature films for electronic sell-through or video-on-demand are recognized when the product has been purchased by and made available to the consumer to either download or stream. Revenues from the distribution of theatrical product through subscription video-on-demand services, premium cable, basic cable and broadcast networks are recognized when the films are available to the licensee.

Television programs and series are initially produced for broadcast networks, cable networks or first-run television syndication and may be subsequently licensed for international or domestic cable, syndicated television and subscription video-on-demand services, as well as sold on home video and via electronic delivery. Revenues from the distribution of television programming through broadcast networks, cable networks, first-run syndication and subscription video-on-demand services are recognized when the programs or series are available to the licensee, except for advertising barter agreements, where the revenue is valued and recognized when the related advertisements are exhibited. In certain circumstances, pursuant to the terms of the applicable contractual arrangements, the availability dates granted to customers may precede the date the Company may bill the customers for these sales. Unbilled accounts receivable, which primarily relate to the distribution of television product at Warner Bros., totaled $3.780 billion and $3.418 billion at December 31, 2014 and December 31, 2013, respectively. Included in the unbilled accounts receivable at December 31, 2014 was $2.462 billion that is to be billed in the next twelve months. Similar to theatrical home video sales, revenues from home video sales of television programming are recognized at the later of the delivery date or the date that the DVDs or Blu-ray Discs are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns. Revenues from the licensing of television programs and series for electronic sell-through or video-on-demand are recognized when the product has been purchased by and made available to the consumer to either download or stream. Revenues from the distribution of television programming through subscription video-on-demand services are recognized when the television programs or series are available to the licensee.

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

Revenues from the sales of videogames are recognized at the later of the delivery date or the date that the product is made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns.

Subscription Revenue

Subscription revenues are recognized as programming services are provided to affiliates based on negotiated contractual programming rates. When a distribution contract with an affiliate has expired and a new distribution contract has not been

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

executed, revenues are based on estimated rates, giving consideration to factors including the previous contractual rates, inflation, current payments by the affiliate and the status of the negotiations on a new contract. When the new distribution contract terms are finalized, an adjustment to Subscription revenues is recorded, if necessary, to reflect the new terms. Such adjustments historically have not been significant.

Advertising Revenue

Advertising revenues are recognized, net of agency commissions, in the period that the advertisements are aired. If there is a targeted audience guarantee, revenues are recognized for the actual audience delivery and revenues are deferred for any shortfall until the guaranteed audience delivery is met, typically by providing additional advertisements. Advertising revenues from websites are recognized as impressions are delivered or the services are performed.

Sales Returns and Pricing Rebates

Management’s estimate of product sales that will be returned and pricing rebates to grant is an area of judgment affecting Revenues and Net income. In estimating product sales that will be returned, management analyzes vendor sales of the Company’s product, historical return trends, current economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any product sales that provide the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale. In estimating the reserve for pricing rebates, management considers the terms of the Company’s agreements with its customers that contain targets which, if met, would entitle the customer to a rebate. In those instances, management evaluates the customer’s actual and forecasted purchases to determine the appropriate reserve. At December 31, 2014 and 2013, total reserves for sales returns (which also reflects reserves for certain pricing allowances provided to customers) primarily related to home entertainment products (e.g., DVDs, Blu-ray Discs and videogames) were $1.000 billion and $1.192 billion, respectively. An incremental change of 1% in the Company’s estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) would have resulted in an approximate $44 million impact on the Company’s total Revenues for the year ended December 31, 2014. This revenue impact would have been partially offset by a corresponding impact on related expenses depending on the margin associated with a specific film or videogame and other factors.

Gross versus Net Revenue Recognition

In the normal course of business, the Company acts as or uses an intermediary in executing transactions with third parties. In connection with these arrangements, the Company must determine whether to report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenues less expense) is reflected in Operating Income. Accordingly, the impact on Operating Income is the same whether the Company records revenue on a gross or net basis.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

•

Turner provides advertising sales services to third-party companies.    From time to time, Turner contracts with third parties, or in certain instances a related party such as a joint venture, to perform television or website advertising sales services. While terms of these agreements can vary, Turner generally records advertising revenue on a gross basis when it acts as the primary obligor (i.e., Turner is the contracting party) in the arrangement because in those cases it is the face to the advertiser and is responsible for fulfillment of the advertising sold.

Film and Television Production Cost Recognition, Participations and Residuals and Impairments

Film and television production costs include the unamortized cost of completed theatrical films and television episodes, theatrical films and television series in production and undeveloped film and television rights. Film and television production costs are stated at the lower of cost, less accumulated amortization, or fair value. The amount of capitalized film and television production costs recognized as Costs of revenues for a given period is determined using the film forecast computation method. Under this method, the amortization of capitalized costs and the accrual of participations and residuals is based on the proportion of the film’s revenues recognized for such period to the film’s estimated remaining ultimate revenues (i.e., the total revenue to be received throughout a film’s life cycle).

The process of estimating a film’s ultimate revenues requires the Company to make a series of significant judgments relating to future revenue generating activities associated with a particular film and is important for two reasons. First, while a film or television series is being produced and the related costs are being capitalized, as well as at the time the film or television series is released, it is necessary for management to estimate the ultimate revenues, less additional costs to be incurred (including exploitation and participation costs), in order to determine whether the value of a film or television series is impaired and requires an immediate write-off of unrecoverable film and television production costs down to fair value. Second, it is necessary for management to determine, using the film forecast computation method, the amount of capitalized film and television production costs and the amount of participations and residuals to be recognized as Costs of revenues for a given film or television series in a particular period. To the extent that the ultimate revenues are adjusted, the resulting gross margin reported on the exploitation of that film or television series in a period is also adjusted.

Prior to the theatrical release of a film, management bases its estimates of ultimate revenues for each film on factors such as the historical performance of similar films, the star power of the lead actors, the rating and genre of the film, pre-release market research (including test market screenings) and the expected number of theaters in which the film will be released. In the absence of revenues directly related to the exhibition of a film or television program that is owned by the Company on the Company’s television networks or premium pay television services, management estimates a portion of the unamortized costs that are representative of the utilization of that film or television program in that exhibition and expenses such costs as the film or television program is exhibited. The period over which ultimate revenues are estimated is generally not to exceed ten years from the initial release of a motion picture or from the date of delivery of the first episode of an episodic television series. For an episodic television series still in production, the period over which ultimate revenues are estimated cannot exceed five years from the date of delivery of the most recent episode. Management updates such estimates based on information available during the film’s production and, upon release, the actual results of each film. Changes in estimates of ultimate revenues from period to period affect the amount of production costs amortized in a given period and, therefore, could have an impact on the segment’s financial results for that period. For example, prior to a film’s release, the Company often will test market the film to the film’s targeted demographic. If the film is not received favorably, the Company may (i) reduce the film’s estimated ultimate revenues, (ii) revise the film, which could cause the production costs to increase, or (iii) perform a combination of both. Similarly, a film that generates lower-than-expected theatrical revenues in its initial weeks of release would have its theatrical, home video and television distribution ultimate revenues adjusted downward. A

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

failure to adjust for a downward change in estimates of ultimate revenues would result in the understatement of production costs amortization for the period. The Company recorded production cost amortization of $4.229 billion, $3.873 billion and $4.092 billion in 2014, 2013 and 2012, respectively. Included in production cost amortization are film impairments primarily related to pre-release theatrical films of $86 million, $51 million and $92 million in 2014, 2013 and 2012, respectively.

Licensed Programming Inventory

In the normal course of business, the Company’s Turner and Home Box Office segments enter into agreements to license programming exhibition rights from licensors. A programming inventory asset related to these rights and a corresponding liability to the licensor are recorded (on a discounted basis if the license agreements are long-term) when (i) the cost of the programming is reasonably determined, (ii) the programming material has been accepted in accordance with the terms of the agreement, (iii) the programming is available for its first showing or telecast, and (iv) the license period has commenced. There are variations in the amortization methods of these rights, depending on whether the network is advertising-supported (e.g., TNT and TBS) or not advertising-supported (e.g., HBO and Turner Classic Movies).

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

The Company carries its licensed programming inventory at the lower of unamortized cost or estimated net realizable value. For networks that generate both Advertising and Subscription revenues (e.g., TBS and TNT), the Company generally evaluates the net realizable value of unamortized programming costs based on the network’s programming taken as a whole. In assessing whether the programming inventory for a particular advertising-supported network is impaired, the Company determines the net realizable value for all of the network’s programming inventory based on a projection of the network’s estimated combined Subscription revenues and Advertising revenues less certain direct costs of delivering the programming. Similarly, for premium pay television services that are not advertising-supported, the Company performs its evaluation of the net realizable value of unamortized programming costs based on the premium pay television services’ licensed programming taken as a whole. Specifically, the Company determines the net realizable value for all of its premium pay television service licensed programming based on projections of estimated Subscription revenues less certain costs of delivering and distributing the licensed programming. However, changes in management’s intended usage of a specific program, such as a decision to no longer exhibit that program and forego the use of the rights associated with the program license, would result in a reassessment of that program’s net realizable value, which could result in an impairment.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Inventory

Inventories other than film and television production costs and licensed programming inventory consist primarily of DVDs, Blu-ray Discs and videogame development costs and are stated at the lower of cost or net realizable value. Cost is determined using the average cost method. Returned goods included in Inventory are valued at estimated realizable value, but not in excess of cost. For more information, see Note 6.

Videogame development costs are expensed as incurred before the applicable videogames reach technological feasibility. Unamortized capitalized videogame production and development costs are stated at the lower of cost, less accumulated amortization, or net realizable value and reported in Other assets on the Consolidated Balance Sheet. At December 31, 2014 and 2013, there were $277 million and $243 million, respectively, of unamortized computer software costs related to videogames. Amortization of such costs was $115 million, $180 million and $182 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in such amortization are writedowns to net realizable value of certain videogame production costs of $51 million, $53 million and $7 million in 2014, 2013 and 2012, respectively.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In most cases, the form of the co-financing arrangement is the sale of an interest in a film to an investor. Warner Bros. generally records the amounts received for the sale of an interest as a reduction of the costs of the film, as the investor assumes full risk for that share of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, in each period the Company reflects in the Consolidated Statement of Operations either a charge or benefit to Costs of revenues to reflect the estimate of the third-party investor’s interest in the profits or losses incurred on the film. The estimate of the third-party investor’s interest in profits or losses incurred on the film is determined using the film forecast computation method. For the years ended December 31, 2014, 2013 and 2012, net participation costs related to third party investors of $580 million, $522 million and $444 million, respectively, were recorded in Costs of revenues.

The aggregate programming rights fee, production costs, advertising revenues and sponsorship revenues related to the NCAA Tournament and related programming are equally shared by Turner and CBS. However, if the amount paid for the programming rights fee and production costs in any given year exceeds advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to specified annual amounts (the “loss cap”), ranging from approximately $90 million to $30 million. The amounts incurred by the Company pursuant to the loss cap during the years ended December 31, 2014 and 2013 were not significant. In accounting for this arrangement, the Company records Advertising revenues for the advertisements aired on Turner’s networks and amortizes Turner’s share of the programming rights fee based on the ratio of current period advertising revenues to its estimate of total advertising revenues over the term of the arrangement.

Advertising Costs

Time Warner expenses advertising costs as they are incurred, which generally is when the advertising is exhibited or aired. Advertising expense to third parties was $2.430 billion in 2014, $2.447 billion in 2013 and $2.314 billion in 2012.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, for periods prior to January 1, 2015 the Company made a determination of whether the group of assets being disposed of comprised a component of the entity; that is, whether it had historic operations and cash flows that were clearly distinguished (both operationally and for financial reporting purposes). The Company also determined whether the cash flows associated with the group of assets had been significantly (or will be significantly) eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company had no significant continuing involvement in the operations of the group of assets after the disposal transaction. If so, the results of operations of the group of assets disposed of (as well as any gain or loss on the disposal transaction) were aggregated for separate presentation, if material, apart from continuing operating results of the Company in the consolidated financial statements.

In connection with the Time Separation, the Company has recast its financial information to present the financial position and results of operations of its former Time Inc. segment as discontinued operations in the accompanying consolidated financial statements for all periods presented. For more information on the Time Separation, see Note 3.

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

Goodwill

The following summary of changes in the Company’s Goodwill during the years ended December 31, 2014 and 2013, by reportable segment, is as follows (millions):

	Turner	Home Box Office	Warner Bros.	Total
Balance at December 31, 2012 (recast)	$13,991	$7,309	$5,996	$27,296
Acquisitions, dispositions and adjustments	7	122	(9)	120
Translation adjustments	(18)	-	3	(15)

Balance at December 31, 2013 (recast)	$13,980	$7,431	$5,990	$27,401
Acquisitions, dispositions and adjustments	(6)	2	206	202
Translation adjustments	(18)	-	(20)	(38)

Balance at December 31, 2014	$13,956	$7,433	$6,176	$27,565

The carrying amount of goodwill for all periods presented was net of accumulated impairments of $13.338 billion and $4.091 billion at the Turner segment and the Warner Bros. segment, respectively.

The performance of the Company’s annual impairment analysis did not result in any impairments of Goodwill for any of the years in the three-year period ended December 31, 2014. Refer to Note 1 for a discussion of the 2014 annual impairment test.

The increase in Goodwill at the Warner Bros. segment for the year ended December 31, 2014 is primarily related to the acquisition of the operations outside the U.S. of Eyeworks Group and the increase at the Home Box Office segment for the year ended December 31, 2013 is primarily related to the acquisition of its former partner’s interests in HBO Asia and HBO South Asia (see Note 3 for additional information).

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible Assets

The Company recorded noncash impairments of intangible assets during the years ended December 31, 2014, 2013 and 2012 by reportable segment, as follows (millions):

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Turner	$1	$18	$79
Home Box Office	4	-	-
Warner Bros.	13	1	1

Time Warner	$18	$19	$80

The Company’s intangible assets subject to amortization and related accumulated amortization consisted of the following (millions):

	December 31, 2014			December 31, 2013
	Gross	Accumulated Amortization(a)	Net	Gross	Accumulated Amortization(a)	Net
					(recast)
Intangible assets subject to amortization:
Film library	$3,432	$(2,635)	$797	$3,452	$(2,494)	$958
Brands, tradenames and other intangible assets	710	(366)	344	686	(306)	380

Total	$4,142	$(3,001)	$1,141	$4,138	$(2,800)	$1,338

(a)

The film library has a weighted-average remaining life of approximately 6 years and is amortized using a film forecast computation methodology. Amortization of brands, tradenames and other intangible assets subject to amortization is provided generally on a straight-line basis over their respective useful lives.

The Company recorded amortization expense of $202 million in 2014 compared to $209 million in 2013 and $212 million in 2012. Amortization expense may vary in the future as acquisitions, dispositions and impairments, if any, occur and as purchase price allocations are finalized. The Company’s estimated amortization expense for the succeeding five years ended December 31 is as follows (millions):

	2015	2016	2017	2018	2019

Estimated amortization expense	$191	$186	$176	$170	$166

3.	DISPOSITIONS AND ACQUISITIONS

Dispositions

Separation of Time Inc.

As discussed in Note 1, on June 6, 2014, the Company completed the legal and structural separation of the Company’s Time Inc. segment from the Company. With the completion of the Time Separation, the Company disposed of the Time Inc. segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in the Company’s consolidated financial statements. Accordingly, the Company has recast its financial information to present the financial position and results of operations of its former Time Inc. segment as discontinued operations in the consolidated financial statements for all periods presented.

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

Acquisitions

Eyeworks

On June 2, 2014, Warner Bros. acquired the operations outside the U.S. of Eyeworks Group, a television production and distribution company, which are located in 15 countries (across Europe and South America and in Australia and New Zealand) for approximately $267 million, net of cash acquired.

CME

Central European Media Enterprises Ltd. (“CME”) is a publicly-traded broadcasting company operating leading networks in six Central and Eastern European countries. During 2014, 2013 and 2012, the Company acquired additional interests in CME for $396 million, $288 million and $171 million, respectively. For more information about the Company’s investments in and transactions with CME, see Note 4.

HBO Asia and HBO South Asia

In September 2013, Home Box Office purchased its partner’s interests in HBO Asia and HBO South Asia (collectively, “HBO Asia”) for $37 million in cash, net of cash acquired. HBO Asia operates HBO- and Cinemax- branded premium pay and basic tier television services serving over 15 countries in Asia. As a result of this acquisition, Home Box Office owns 100% of HBO Asia and has consolidated its results of operations and financial condition effective September 30, 2013. For the year ended December 31, 2013, Home Box Office recognized a $104 million gain upon Home Box Office’s acquisition of its former partner’s interests in HBO Asia.

Bleacher Report

In 2012, Turner acquired Bleacher Report, a leading online and mobile sports property, for $170 million, net of cash acquired.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Discontinued Operations

Discontinued operations primarily reflects the Company’s former Time Inc. segment. In addition, during 2013, the Company recognized additional net tax benefits of $137 million associated with certain foreign tax attributes of the Warner Music Group, which the Company disposed of in 2004.

Discontinued operations for the years ended December 31, 2014, 2013 and 2012 is as follows (millions, except per share amounts):

	Year Ended December 31,
	2014	2013	2012

Total revenues	$1,415	$3,334	$3,404

Pretax income (loss)	(98)	335	415
Income tax benefit (provision)	31	2	(156)

Net income (loss)	$(67)	$337	$259

Net income (loss) attributable to Time Warner Inc. shareholders	$(67)	$337	$259

Per share information attributable to Time Warner Inc. common shareholders:

Basic net income (loss) per common share	$(0.07)	$0.36	$0.28

Average common shares outstanding — basic	863.3	920.0	954.4

Diluted net income (loss) per common share	$(0.07)	$0.36	$0.27

Average common shares outstanding — diluted	882.6	942.6	976.3

4.	INVESTMENTS

Time Warner’s investments, by category, consist of (millions):

	December 31,
	2014	2013
		(recast)

Equity-method investments	$898	$936
Fair-value and other investments:
Deferred compensation investments, recorded at fair value	195	248
Deferred compensation insurance-related investments, recorded at cash surrender value	410	397
Available-for-sale securities	79	96
Equity Warrants	242	-

Total fair-value and other investments	926	741
Held-to-maturity securities	239	-
Cost-method investments	263	332

Total	$2,326	$2,009

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Available-for-sale securities are recorded at fair value in the Consolidated Balance Sheet, and the realized gains and losses are included as a component of Other loss, net in the Consolidated Statement of Operations. The cost basis, unrealized gains and fair market value of available-for-sale securities are set forth below (millions):

	December 31,
	2014	2013
		(recast)

Cost basis	$59	$53
Gross unrealized gain	22	46
Gross unrealized loss	(2)	(3)

Fair value	$79	$96

Gains and losses reclassified from Accumulated other comprehensive loss, net to Other loss, net in the Consolidated Statement of Operations are determined based on the specific identification method.

CME

As of December 31, 2014, the Company owned 61.4 million shares of CME’s Class A common stock and 1 share of Series A convertible preferred stock, which is convertible into 11.2 million shares of CME’s Class A common stock and votes with the Class A common stock on an as-converted basis. The Company accounts for its investment in CME’s Class A common stock and Series A convertible preferred stock under the equity method of accounting.

As of December 31, 2014, the Company owned 92.4 million shares of CME’s Series B convertible redeemable preferred shares. The Company accounts for its investment in CME’s Series B convertible redeemable preferred shares under the cost method of accounting. See below for more information.

As of December 31, 2014, the Company has an approximate 49% voting interest in CME’s common stock and an approximate 75% economic interest in CME on a diluted basis.

2014 Transactions

On May 2, 2014, pursuant to a rights offering by CME, Time Warner acquired approximately 2.8 million units, each consisting of $100 principal amount of 15% senior secured notes due 2017 (the “Senior Secured Notes”) and 21 unit warrants, with each unit warrant entitling the Company to purchase one share of CME Class A common stock. In addition, Time Warner acquired 581,533 units in a private offering, and CME issued warrants to Time Warner to purchase an additional 30 million shares of Class A common stock. The warrants issued to Time Warner, including the unit warrants in connection with the rights offering and the private offering, have a four-year term and an exercise price of $1.00 per share, do not contain any voting rights and are not exercisable until the second anniversary of their issuance. The warrants are subject to a limited right whereby the Company can exercise any of its warrants earlier solely to own up to 49.9% of CME’s Class A common stock. The initial value of the warrants was recognized as a discount to the Senior Secured Notes and the term loan provided by the Company to CME (as described below) and a deferred gain related to the revolving credit facility provided by the Company to CME (as described below). The Senior Secured Notes are accounted for at their amortized cost and classified as held-to-maturity in the Consolidated Balance Sheet. At December 31, 2014, the carrying value of the warrants and Senior Secured Notes were $242 million and $239 million, respectively.

Additionally, Time Warner provided CME a $115 million revolving credit facility and a $30 million term loan that mature on December 1, 2017. Following an amendment in connection with the November 2014 transactions described below, amounts outstanding under the revolving credit facility bear interest at a rate per annum based on LIBOR (subject to a minimum rate of 1.00%) plus 9%. CME can pay accrued interest for an applicable quarterly interest period either fully in cash or by adding such amount to the outstanding principal amount of the revolving credit facility. The revolving credit

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

facility also contains a commitment fee on the average daily unused amount under the facility of 0.50% per annum. As of December 31, 2014, $25 million was outstanding under the revolving credit facility, which is classified as an other asset in the Consolidated Balance Sheet. The $30 million term loan bears interest at a rate of 15.0% per annum, paid semi-annually either fully in cash or by adding such amount to the principal amount of the loan. The term loan is classified as an other asset in the Consolidated Balance Sheet.

On November 14, 2014, Time Warner and CME entered into an agreement pursuant to which Time Warner agreed to assist CME in refinancing $261 million aggregate principal amount of its Senior Convertible Notes due 2015 (“2015 Notes”) and €240 million aggregate principal amount of its Senior Notes due 2017 (“2017 Notes”). In connection with this agreement, CME entered into a €251 million senior unsecured term loan that matures on November 1, 2017 (the “2017 Term Loan”) with third-party financial institutions the same day. Time Warner has guaranteed CME’s obligations under the 2017 Term Loan for a fee equal to 8.5% less the interest rate on the 2017 Term Loan. The fee is payable to Time Warner in cash or in kind at CME’s option. CME used the proceeds of the 2017 Term Loan to redeem the 2017 Notes. CME also entered into unsecured interest rate hedge arrangements to protect against changes in the applicable interest rate on the 2017 Term Loan during its term. Time Warner has also guaranteed CME’s obligations under the hedge arrangements.

Upon maturity of the 2015 Notes in November 2015, Time Warner will, at its option, either (i) guarantee a $261 million unsecured term loan due November 1, 2019 (the “2015 Term Loan”) obtained by CME from one or more third-party financial institutions, for a fee equal to 8.5% less the interest rate on the 2015 Term Loan or (ii) provide a $261 million senior secured term loan that matures on November 1, 2019 directly to CME, with an 8.5% interest rate (the “Time Warner Loan”). The guarantee fee or interest payments, as applicable, will be paid to Time Warner in cash or in kind at CME’s option. Not later than the maturity of the 2015 Term Loan or the Time Warner Loan, as applicable, Time Warner also will earn a commitment fee of $9 million, which will accrue interest at 8.5% from the date of the 2015 Term Loan or Time Warner Loan, as applicable, until paid.

2013 Transactions

During the second quarter of 2013, CME conducted a public offering of shares of its Class A common stock in which the Company purchased approximately 28.5 million shares for approximately $78 million in cash. On June 25, 2013, the Company purchased $200 million of CME’s newly-issued, non-voting Series B convertible redeemable preferred shares. The Series B convertible redeemable preferred shares will accrete in value through the third anniversary of closing at an annual rate of 7.5% compounded quarterly and from the third anniversary to the fifth anniversary of closing at an annual rate of 3.75% compounded quarterly. Thereafter, the Series B convertible redeemable preferred shares will no longer accrete in value. CME has the right from the third anniversary to pay a cash dividend to the Company in lieu of further accretion. Each Series B convertible redeemable preferred share may be converted into shares of Class A common stock at the Company’s option at any time after the third anniversary of the closing. The number of shares of Class A common stock received upon conversion would be determined by dividing the accreted value of the Series B convertible redeemable preferred shares (including any accrued but unpaid dividends) by the conversion price. In connection with the May 2014 transactions described above, the conversion price was adjusted from $3.1625 to $2.4167. The Series B convertible redeemable preferred shares will also be redeemable at the option of CME at any time after the third anniversary of the closing; however, upon notice from CME of a proposed redemption, the Company may elect to receive cash or shares of Class A common stock.

2012 Transactions

In 2012, the Company acquired approximately 10.8 million shares of Class A common stock and 1 share of Series A convertible preferred stock for $165 million.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Equity-Method Investments

At December 31, 2014, investments accounted for using the equity method included the Company’s investments in the Class A common stock and Series A convertible preferred stock of CME, HBO LAG (88% owned) and certain other ventures that are generally 20% to 50% owned.

HBO LAG is a VIE and, because voting control of this entity is shared equally with the other investor in HBO LAG, the Company has determined that it is not the primary beneficiary of this VIE. As of December 31, 2014 and December 31, 2013, the Company’s aggregate investment in HBO LAG was $568 million and $580 million, respectively, and was recorded in Investments, including available-for-sale securities, in the Consolidated Balance Sheet. The investment in HBO LAG is intended to enable the Company to more broadly leverage its programming and digital strategy in the territories served and to capitalize on growing multi-channel television opportunities in such territories. The Company provides programming as well as certain services, including distribution, licensing and technological and administrative support, to HBO LAG. HBO LAG is financed through cash flows from its operations, and the Company is not obligated to provide HBO LAG with any additional financial support. In addition, the assets of HBO LAG are not available to settle the Company’s obligations.

Cost-Method Investments

The Company’s cost-method investments include its investment in the Series B convertible redeemable preferred shares of CME as well as its investments in entities such as non-public start-up companies and investment funds. The Company uses available qualitative and quantitative information to evaluate all cost-method investments for impairment at least quarterly.

Gain on Sale of Investments

For the year ended December 31, 2014, the Company recognized net gains of $36 million, primarily related to miscellaneous investments sold during the year. For the year ended December 31, 2013, the Company recognized net gains of $76 million, primarily related to a gain on the sale of the Company’s investment in a theater venture in Japan. For the year ended December 31, 2012, the Company recognized net gains of $11 million related to the sale of various investments.

Investment Writedowns

For the years ended December 31, 2014, 2013 and 2012, the Company incurred writedowns to reduce the carrying value of certain investments that experienced other-than-temporary impairments, as set forth below (millions):

	December 31,
	2014	2013	2012

Equity-method investments	$21	$5	$25
Cost-method investments	8	5	14
Available-for-sale securities	6	7	7

Total	$35	$17	$46

The impairment of equity-method investments incurred during the year ended December 31, 2012 is primarily related to the shutdown of TNT television operations in Turkey. For more information on this investment, see Note 3. While Time Warner has recognized all declines that are believed to be other-than-temporary as of December 31, 2014, it is reasonably possible that individual investments in the Company’s portfolio may experience other-than-temporary declines in value in the future if the underlying investees experience poor operating results or the U.S. or certain foreign equity markets experience declines in value.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, respectively (millions):

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
					(recast)
Assets:
Trading securities:
Diversified equity securities(a)	$232	$5	$-	$237	$254	$5	$-	$259
Available-for-sale securities:
Equity securities	19	-	-	19	56	-	-	56
Debt securities	-	60	-	60	-	40	-	40
Derivatives:
Foreign exchange contracts	-	61	-	61	-	10	-	10
Other	-	-	247	247	6	-	8	14
Liabilities:
Derivatives:
Foreign exchange contracts	-	(3)	-	(3)	-	(17)	-	(17)
Other	-	-	(6)	(6)	-	-	(7)	(7)

Total	$251	$123	$241	$615	$316	$38	$1	$355

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements. As of December 31, 2014, assets and liabilities valued using significant unobservable inputs (Level 3) primarily related to an asset of $242 million related to warrants to purchase shares of CME Class A common stock. The Company estimates the fair value of these warrants using a Monte Carlo Simulation model. Significant unobservable inputs used in the fair value measurement at December 31, 2014 are an expected term of 2.59 years and an expected volatility of approximately 82%. As of both December 31, 2014 and 2013, the other Level 3 assets and liabilities consisted of assets related to equity instruments held by employees of former subsidiaries of the Company, liabilities for contingent consideration and options to redeem securities.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the beginning and ending balances of net derivative assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the year ended December 31, 2014 and 2013 on such assets and liabilities that were included in the Consolidated Balance Sheet as of December 31, 2014 and 2013 (millions):

	December 31, 2014	December 31, 2013
Balance as of the beginning of the period	$1	$7
Total gains (losses), net:
Included in operating income	-	(1)
Included in other loss, net	31	12
Included in other comprehensive income (loss)	-	-
Purchases	213	-
Settlements	(20)	(15)
Issuances	16	(2)
Transfers in and/or out of Level 3	-	-

Balance as of the end of the period	$241	$1

Net gain for the period included in net income related to assets and liabilities still held as of the end of the period	$32	$9

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at December 31, 2014, the fair value of Time Warner’s debt exceeded its carrying value by approximately $4.251 billion and, based on interest rates prevailing at December 31, 2013, the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.754 billion. The fair value of Time Warner’s debt was considered a Level 2 measurement as it was based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity.

Information about the Company’s investments in CME that are not required to be carried at fair value on a recurring basis is as follows (millions):

	Carrying Value	Fair Value	Fair Value Hierarchy
Class A common stock(a)	$-	$233	Level 1
Series B convertible redeemable preferred shares	148	297	Level 2
Senior secured notes	239	408	Level 2

(a)	Includes one share of Series A convertible preferred stock.

The fair values of the Company’s investments in CME’s Class A common stock (including Series A convertible preferred stock) and Series B convertible redeemable preferred shares are primarily determined by reference to the December 31, 2014 closing price of CME’s common stock. The fair value of the Company’s investment in CME’s Senior Secured Notes is primarily determined by reference to observable sales transactions.

The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of the financial instruments or because the financial instruments are of a longer-term nature and are recorded on a discounted basis.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During the year ended December 31, 2014, the Company performed impairment reviews of a tradename at Warner Bros., as well as certain intangible assets at international subsidiaries of Turner and Home Box Office. As a result, the Company recorded noncash impairments of $17 million to write down the value of these assets to $12 million. During the year ended December 31, 2013, the Company performed impairment reviews of certain intangible assets at international subsidiaries of Turner. As a result, the Company recorded noncash impairments of $18 million to write down the value of these assets to $3 million. These fair value measurements were considered to be Level 3 measurements and were determined using a discounted cash flow (“DCF”) methodology with assumptions for cash flows associated with the use and eventual disposition of the assets.

During the years ended December 31, 2014 and December 31, 2013, the Company also made fair value measurements related to certain theatrical films and television programs. In determining the fair value of its theatrical films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular theatrical film. The fair value of any theatrical film and television production that management plans to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement. The following table presents certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, that were written down to fair value (millions):

	Carrying value before write down	Carrying value after write down
Fair value measurements made during the year ended December 31,:
2014	$331	$201
2013	289	206

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	December 31, 2014	December 31, 2013
		(recast)
Inventories:
Programming costs, less amortization	$3,251	$3,416
Other inventory, primarily DVDs and Blu-ray Discs	228	269

Total inventories	3,479	3,685
Less: current portion of inventory	(1,700)	(1,648)

Total noncurrent inventories	1,779	2,037

Theatrical film production costs:(a)
Released, less amortization	641	660
Completed and not released	379	246
In production	1,266	1,480
Development and pre-production	105	107

Television production costs:(a)
Released, less amortization	1,251	1,249
Completed and not released	521	536
In production	889	694
Development and pre-production	10	7

Total theatrical film and television production costs	5,062	4,979

Total noncurrent inventories and theatrical film and television production costs	$6,841	$7,016

(a)

Does not include $797 million and $958 million of acquired film library intangible assets as of December 31, 2014 and December 31, 2013, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

Approximately 89% of unamortized film costs for released theatrical and television content are expected to be amortized within three years from December 31, 2014. In addition, approximately $1.9 billion or 68% of the film costs of released and completed and not released theatrical and television product are expected to be amortized during the twelve-month period ending December 31, 2015.

7.	DERIVATIVE INSTRUMENTS

Time Warner uses derivative instruments, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The principal currencies being hedged include the British Pound, Euro, Australian Dollar and Canadian Dollar. Time Warner uses foreign exchange contracts that generally have maturities of three to 18 months to hedge various foreign exchange exposures, including the following: (i) variability in foreign-currency-denominated cash flows, such as the hedges of unremitted or forecasted royalty and license fees owed to Time Warner’s domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad or cash flows for certain film production costs denominated in a foreign currency (i.e., cash flow hedges), and (ii) currency risk associated with foreign-currency-denominated operating assets and liabilities (i.e., fair value hedges).

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Gains and losses from hedging activities recognized in the Consolidated Statement of Operations, including hedge ineffectiveness, were not material for the years ended December 31, 2014, 2013 and 2012. In addition, such gains and losses were largely offset by corresponding economic gains or losses from the respective transactions that were hedged.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions and has entered into collateral agreements with certain of these counterparties to further protect the Company in the event of deterioration of the credit quality of such counterparties on outstanding transactions. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. For such foreign exchange contracts, the Company offsets the fair values of the amounts owed to or due from the same counterparty and classifies the net amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at December 31, 2014 and December 31, 2013 (millions):

	December 31, 2014(a)	December 31, 2013(b)
Prepaid expenses and other current assets	$61	$10
Accounts payable and accrued liabilities	(3)	(17)

(a)

Includes $139 million ($92 million of qualifying hedges and $47 million of economic hedges) and $81 million ($65 million of qualifying hedges and $16 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

(b)

Includes $77 million ($64 million of qualifying hedges and $13 million of economic hedges) and $84 million ($53 million of qualifying hedges and $31 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

At December 31, 2014 and December 31, 2013, $20 million and $28 million of gains, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net at December 31, 2014 and December 31, 2013 are net losses of $5 million and net gains $21 million, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

8.	LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The Company’s long-term debt and other financing arrangements consist of revolving bank credit facilities, a commercial paper program, fixed-rate public debt and other obligations. The principal amounts of long-term debt adjusted for premiums and discounts consist of (millions):

	December 31,
	2014	2013
		(recast)
Fixed-rate public debt	$21,920	$19,905
Other obligations	574	222

Subtotal	22,494	20,127
Debt due within one year	(1,118)	(66)

Total long-term debt	$21,376	$20,061

The Company’s unused committed capacity as of December 31, 2014 was $7.637 billion, including $2.618 billion of Cash and equivalents. At December 31, 2014, there were no borrowings outstanding under the Revolving Credit Facilities, as defined below, and no commercial paper was outstanding under the commercial paper program. The Revolving Credit Facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted-average interest rate on Time Warner’s total debt was 5.80% and 6.11% at December 31, 2014 and 2013, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revolving Credit Facilities and Commercial Paper Program

Revolving Credit Facilities

On December 18, 2014, Time Warner amended its $5.0 billion of senior unsecured credit facilities (the “Revolving Credit Facilities”), which consist of two $2.5 billion revolving credit facilities, to extend the maturity dates of both from December 18, 2018 to December 18, 2019 pursuant to a First Amendment, dated as of December 18, 2014, to the amended and restated credit agreement, dated as of January 19, 2011, as amended and restated as of December 18, 2013 (the “Credit Agreement”).

The permitted borrowers under the Revolving Credit Facilities are Time Warner and Time Warner International Finance Limited (“TWIFL” and, together with Time Warner, the “Borrowers”). The interest rate on borrowings and facility fees under the Revolving Credit Facilities are the same for both revolving credit facilities and are based on the credit rating for Time Warner’s senior unsecured long-term debt. Based on the credit rating as of December 31, 2014, the interest rate on borrowings under the Revolving Credit Facilities would be LIBOR plus 1.10% per annum and the facility fee was 0.15% per annum.

The Revolving Credit Facilities provide same-day funding and multi-currency capability, and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The covenants in the Revolving Credit Facilities include a maximum consolidated leverage ratio covenant of 4.5 times the consolidated EBITDA, as defined in the Revolving Credit Facilities, of Time Warner, but exclude any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. The terms and related financial metrics associated with the leverage ratio are defined in the Revolving Credit Facilities. At December 31, 2014, the Company was in compliance with the leverage covenant, with a consolidated leverage ratio of approximately 3.1 times. Borrowings under the Revolving Credit Facilities may be used for general corporate purposes, and unused credit is available to support borrowings by Time Warner under its commercial paper program. The Revolving Credit Facilities also contain certain events of default customary for credit facilities of this type (with customary grace periods, as applicable). The Borrowers may from time to time, so long as no default or event of default has occurred and is continuing, increase the commitments under either or both of the Revolving Credit Facilities by up to $500 million per facility by adding new commitments or increasing the commitments of willing lenders. The obligations of each of the Borrowers under the Revolving Credit Facilities are directly or indirectly guaranteed, on an unsecured basis, by Historic TW Inc. (“Historic TW”), Home Box Office and Turner. The obligations of TWIFL under the Revolving Credit Facilities are also guaranteed by Time Warner.

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

Public Debt

Time Warner and one of its subsidiaries have various public debt issuances outstanding. At issuance, the maturities of these outstanding series of debt ranged from five to 40 years and the interest rates on debt with fixed interest rates ranged from 2.10% to 9.15%. At December 31, 2014 and 2013, the weighted average interest rate on the Company’s outstanding fixed-rate public debt was 5.89% and 6.13%, respectively. At December 31, 2014, the Company’s fixed-rate public debt had maturities ranging from 2015 to 2044.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Maturities of Public Debt

The Company’s public debt matures as follows (millions):

	2015	2016	2017	2018	2019	Thereafter
Debt	$1,000	$1,150	$500	$600	$650	$18,131

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

The interest rate on borrowings under the Revolving Credit Facilities and the facility fee are based in part on the Company’s credit ratings. Therefore, if the Company’s credit ratings are lowered, the cost of maintaining the Revolving Credit Facilities and the cost of borrowing increase and, conversely, if the ratings improve, such costs decrease. As of December 31, 2014, the Company’s investment grade debt ratings were as follows: Fitch BBB+, Moody’s Baa2, and S&P BBB.

As of December 31, 2014, the Company was in compliance with all covenants in the Credit Agreement and its public debt indentures. The Company does not anticipate that it will have any difficulty in the foreseeable future complying with the covenants in its Credit Agreement or public debt indentures.

Other Obligations

Other long-term debt obligations consist of capital lease and other obligations, including committed financings by subsidiaries under local bank credit agreements. At December 31, 2014 and 2013, the weighted average interest rate for other long-term debt obligations was 2.58% and 3.98%, respectively. Significant maturities of other long-term debt obligations are as follows: $100 million in 2015, $125 million in 2018 and $250 million in 2019.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capital Leases

The Company has entered into various leases primarily related to network equipment that qualify as capital lease obligations. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capital lease obligation in the Consolidated Balance Sheet. Assets recorded under capital lease obligations totaled $113 million and $115 million as of December 31, 2014 and 2013, respectively. Related accumulated amortization totaled $69 million and $59 million as of December 31, 2014 and 2013, respectively.

Future minimum capital lease payments at December 31, 2014 are as follows (millions):

2015	$13
2016	11
2017	9
2018	9
2019	8
Thereafter	12

Total	62
Amount representing interest	(10)

Present value of minimum lease payments	52
Current portion	(10)

Total long-term portion	$42

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

Although these transactions often differ in form, they generally involve circumstances in which the Company enters into a sale-leaseback arrangement involving its film product with third-party special purpose entities (“SPEs”) owned by the foreign investors. The Company maintains its rights and control over the use of its film product. The Company evaluates these SPEs for consolidation in accordance with its policy. Because the Company generally does not have a controlling interest in the SPEs, it generally does not consolidate them. In addition, the Company does not guarantee and is not otherwise responsible for the equity and debt in these SPEs and does not participate in the profits or losses of these SPEs. The Company accounts for these arrangements based on their substance, and the Company records the costs of producing the films as an asset and records the net benefit received from the investors as a reduction of film and television production costs resulting in lower film and television production cost amortization for the films involved in the arrangement. At December 31, 2014, such SPEs were capitalized with approximately $2.9 billion of debt and equity from the third-party investors. These transactions resulted in reductions of film and television production cost amortization totaling $1 million, $1 million and $10 million during the years ended December 31, 2014, 2013 and 2012, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	INCOME TAXES

Domestic and foreign income before income taxes and discontinued operations are as follows (millions):

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Domestic	$4,296	$4,836	$4,097
Foreign	383	132	(64)

Total	$4,679	$4,968	$4,033

Current and Deferred income taxes (tax benefits) provided on Income from continuing operations are as follows (millions):

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)

Federal:
Current	$128	$494	$1,066
Deferred	152	802	(147)
Foreign:
Current(a)	466	348	350
Deferred	-	(21)	6
State and Local:
Current	25	13	115
Deferred	14	(22)	(20)

Total(b)	$785	$1,614	$1,370

(a)	Includes foreign withholding taxes of $279 million in 2014, $273 million in 2013 and $244 million in 2012.
(b)	Excludes excess tax benefits from equity awards allocated directly to contributed capital of $179 million in 2014, $179 million in 2013 and $83 million in 2012.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below (millions):

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Taxes on income at U.S. federal statutory rate	$1,638	$1,739	$1,412
State and local taxes, net of federal tax effects	64	72	43
Domestic production activities deduction	(114)	(133)	(152)
Federal Tax Settlement	(687)	-	-
Valuation Allowances	(226)	3	(6)
Other	110	(67)	73

Total	$785	$1,614	$1,370

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of Time Warner’s net deferred tax liabilities are as follows (millions):

	December 31,
	2014	2013
		(recast)

Deferred tax assets:
Tax attribute carryforwards(a)	$305	$999
Receivable allowances and return reserves	168	199
Royalties, participations and residuals	429	444
Investments	62	180
Equity-based compensation	218	239
Amortization	231	184
Other	1,345	1,169
Valuation allowances(a)	(275)	(504)

Total deferred tax assets	$2,483	$2,910

Deferred tax liabilities:
Assets acquired in business combinations	$2,874	$2,939
Unbilled television receivables	998	933
Unremitted earnings of foreign subsidiaries	41	241
Depreciation	264	220
Other	326	495

Total deferred tax liabilities	4,503	4,828

Net deferred tax liability	$2,020	$1,918

(a)

The Company has recorded valuation allowances for certain tax attribute carryforwards and other deferred tax assets due to uncertainty that exists regarding future realizability. The tax attribute carryforwards consist of $21 million of tax credits, $58 million of capital losses and $226 million of net operating losses that expire in varying amounts from 2015 through 2034. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the Consolidated Statement of Operations.

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $1.1 billion at December 31, 2014. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

For accounting purposes, the Company records equity-based compensation expense and a related deferred tax asset for the future tax deductions it may receive. For income tax purposes, the Company receives a tax deduction equal to the stock price on the date that a restricted stock unit (or performance share unit) vests or the excess of the stock price over the exercise price of an option upon exercise. The deferred tax asset consists of amounts relating to individual unvested and/or unexercised equity-based compensation awards; accordingly, deferred tax assets related to certain equity awards may currently be in excess of the tax benefit ultimately received. The applicable accounting rules require that the deferred tax asset related to an equity-based compensation award be reduced only at the time the award vests (in the case of a restricted stock unit or performance share unit), is exercised (in the case of a stock option) or otherwise expires or is cancelled. This reduction is recorded as an adjustment to Additional paid-in capital (“APIC”), to the extent that the realization of excess tax deductions on prior equity-based compensation awards were recorded directly to APIC. The cumulative amount of such excess tax deductions is referred to as the Company’s “APIC Pool.” Any shortfall balance recognized in excess of the Company’s APIC Pool is charged to Income tax provision in the Consolidated Statement of Operations. The Company’s APIC Pool was sufficient to absorb any shortfalls such that no shortfalls were charged to the Income tax provision during the years ended December 31, 2014, 2013 and 2012.

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

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, from January 1 through December 31 are set forth below (millions):

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Beginning balance	$2,169	$2,203	$2,106
Additions for prior year tax positions	87	124	97
Additions for current year tax positions	69	76	94
Reductions for prior year tax positions	(968)	(140)	(60)
Settlements	(8)	(84)	(26)
Lapses in statute of limitations	(22)	(10)	(8)

Ending balance	$1,327	$2,169	$2,203

Should the Company’s position with respect to these uncertain tax positions be upheld, the significant majority of the effect would be recorded in the Consolidated Statement of Operations as part of the Income tax provision.

During the year ended December 31, 2014, the Company recorded a decrease to interest reserves in the Consolidated Statement of Operations of approximately $62 million and made interest payments in connection with settlements reached during 2014 of approximately $12 million. During the year ended December 31, 2013, the Company recorded interest reserves in the Consolidated Statement of Operations of approximately $35 million and made interest payments in connection with settlements reached during 2013 of approximately $38 million. The amount accrued for interest and penalties as of December 31, 2014 and 2013 was $346 million and $418 million, respectively. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

In the Company’s judgment, uncertainties related to certain tax matters are reasonably possible of being resolved during the next twelve months. The effect of the resolutions of these matters, a portion of which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from $0 to $80 million, most of which would lower the Company’s effective tax rate. The Company does not otherwise currently anticipate that its reserves related to uncertain income tax positions as of December 31, 2014 will significantly increase or decrease during the twelve-month period ended December 31, 2015; however, various events could cause the Company’s current expectations to change in the future.

During the year ended December 31, 2014, the Company recognized a tax benefit of $687 million primarily related to the reversal of certain tax reserves, including related interest accruals, in connection with a Federal tax settlement on the examination of the Company’s 2005 – 2007 tax returns. Certain matters involving the Company’s capital loss carryforward and research and development tax credits were not resolved as part of the settlement and, accordingly, the Company is pursuing resolution of such matters through the Internal Revenue Service’s (“IRS”) administrative appeals process.

The Company and its subsidiaries file income tax returns in the U.S. and various state and local and foreign jurisdictions. The IRS is currently conducting an examination of the Company’s U.S. income tax returns for the 2008 through 2010 period.

The Company has filed a petition with the United States Tax Court on a matter relating to the appropriate tax characterization of stock warrants received from Google Inc. in 2002. In December 2014, the Company reached a preliminary agreement with the IRS to resolve this matter. Final resolution of this matter is subject to agreement regarding certain necessary computations and the preparation and execution of definitive documentation.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2014, the tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. federal	2002 and 2004 through 2014
California	2007 through 2014
New York State	2009 through 2014
New York City	2009 through 2014

10.	SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

For the years ended December 31, 2014, 2013 and 2012, the number of shares repurchased pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and their cost are as follows (millions):

	Shares Repurchased	Cost of Shares
2014	77	$5,500
2013	60	$3,700
2012	80	$3,302

In January 2014, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases beginning January 1, 2014, including amounts available under the Company’s prior stock repurchase program as of December 31, 2013. In June 2014, Time Warner’s Board of Directors authorized an additional $5.0 billion of share repurchases. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. As of December 31, 2014, $4.500 billion remained available for purchases under the stock repurchase program.

Shares Authorized and Outstanding

At December 31, 2014, shareholders’ equity of Time Warner included 832 million shares of common stock (net of 820 million shares of common stock held in treasury). As of December 31, 2014, Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 8.33 billion shares of common stock and up to 600 million shares of additional series of common stock. At December 31, 2013, shareholders’ equity of Time Warner included 895 million shares of common stock (net of 757 million shares of common stock held in treasury).

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary sets forth the activity within Other comprehensive income (loss) (millions):

	Pretax	Tax (provision) benefit	Net of tax
Year Ended December 31, 2012
Unrealized gains on foreign currency translation	$59	$(8)	$51
Reclassification adjustment for losses on foreign currency translation realized in net income(a)	10	-	10
Unrealized gains on securities	1	-	1
Unrealized losses on benefit obligation	(312)	106	(206)
Reclassification adjustment for losses on benefit obligation realized in net income(b)	28	(10)	18
Unrealized gains on derivative financial instruments	5	(2)	3
Reclassification adjustment for derivative financial instrument gains realized in net income(c)	(2)	1	(1)

Other comprehensive loss	$(211)	$87	$(124)

Year Ended December 31, 2013
Unrealized losses on foreign currency translation	$(38)	$16	$(22)
Reclassification adjustment for gains on foreign currency translation realized in net income(a)	(9)	3	(6)
Unrealized gains on securities	22	(9)	13
Unrealized gains on benefit obligation	203	(79)	124
Reclassification adjustment for losses on benefit obligation realized in net income(b)	33	(11)	22
Unrealized gains on derivative financial instruments	45	(18)	27
Reclassification adjustment for derivative financial instrument gains realized in net income(c)	(35)	14	(21)

Other comprehensive income	$221	$(84)	$137

Year Ended December 31, 2014
Unrealized losses on foreign currency translation	$(243)	$15	$(228)
Unrealized losses on securities	(6)	2	(4)
Reclassification adjustment for gains on securities realized in net income(a)	(16)	6	(10)
Unrealized losses on benefit obligation	(282)	95	(187)
Reclassification adjustment for losses on benefit obligation realized in net income(b)	30	(11)	19
Unrealized gains on derivative financial instruments	13	(5)	8
Reclassification adjustment for derivative financial instrument gains realized in net income(c)	(22)	8	(14)

Other comprehensive loss	$(526)	$110	$(416)

(a)	Pretax (gains) losses included in Other income (loss), net.
(b)	Pretax (gains) losses included in Selling, general and administrative expenses.
(c)	Pretax (gains) losses included in Selling, general and administrative expenses, Costs of revenues and Other income (loss), net are as follows (millions):

	Year Ended December 31,
	2014	2013	2012
Selling, general and administrative expenses	$(5)	$(5)	$(12)
Costs of revenues	(18)	(27)	10
Other loss, net	1	(3)	-

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary sets forth the components of Accumulated other comprehensive loss, net of tax (millions):

	December 31, 2014	December 31, 2013

Foreign currency translation losses	$(299)	$(26)
Net unrealized gains on securities	12	26
Net derivative financial instruments gains	12	18
Net unfunded/underfunded benefit obligation	(889)	(870)

Accumulated other comprehensive loss, net	$(1,164)	$(852)

11.	INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)

Income from continuing operations attributable to Time Warner Inc. shareholders:	$3,894	$3,354	$2,666
Income allocated to participating securities	(14)	(16)	(18)

Income from continuing operations attributable to Time Warner Inc. common shareholders — basic	$3,880	$3,338	$2,648

Average basic common shares outstanding	863.3	920.0	954.4
Dilutive effect of equity awards	19.3	22.6	21.9

Average diluted common shares outstanding	882.6	942.6	976.3

Antidilutive common share equivalents excluded from computation	1.0	-	25.0

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$4.49	$3.63	$2.77
Diluted	$4.41	$3.56	$2.73

12.	EQUITY-BASED COMPENSATION

Equity Plans

The Company has one active equity plan, the Time Warner Inc. 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”), which was approved by the Company’s stockholders on May 23, 2013. Under the 2013 Stock Incentive Plan, the Company is authorized to grant equity awards to employees and non-employee directors covering an aggregate of approximately 36 million shares of the Company’s common stock. Stock options and RSUs have been granted to employees and non-employee directors of the Company. Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest in four equal annual installments, and expire ten years from the date of grant. RSUs granted under the 2013 Stock Incentive Plan generally vest in four equal annual installments, while RSUs granted under the Company’s prior stock incentive plans generally vest 50% in each of the third and fourth anniversaries of the date of grant. The Company also has a PSU program for executive officers who are awarded a target number of PSUs that represent the

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

contingent (unfunded) right to receive shares of Company common stock at the end of a performance period of three years based on the actual performance level achieved by the Company. Stock options and RSUs generally provide for accelerated vesting upon an election to retire after reaching a specified age and years of service, as well as in certain additional circumstances for non-employee directors.

Holders of RSUs are generally entitled to receive cash dividend equivalents based on the regular quarterly cash dividends declared and paid by the Company during the period that the RSUs are outstanding. Beginning with RSU grants made in 2013, the dividend equivalent payment for holders of RSUs subject to a performance condition is made in cash following the satisfaction of the performance condition. Holders of PSUs also are entitled to receive dividend equivalents based on the regular quarterly cash dividends declared and paid by the Company during the period that the PSUs are outstanding. The dividend equivalent payment is made in cash following the vesting of the PSUs (generally following the end of the applicable performance period) and is based on the number of shares that vest and are paid out. Holders of stock options do not receive dividends or dividend equivalent payments.

Upon the (i) exercise of a stock option, (ii) vesting of an RSU, (iii) vesting of a PSU or (iv) grant of restricted stock, shares of Time Warner common stock may be issued either from authorized but unissued shares or from treasury stock.

In connection with the Time Separation and in accordance with existing antidilution provisions in the Company’s equity plans, the number of stock options, RSUs and target PSUs outstanding at the Distribution Date and the exercise prices of such stock options were prospectively adjusted to maintain the value of those awards subsequent to the Time Separation (the “Adjustment”). The changes in the number of shares subject to outstanding equity awards and the exercise prices were determined by comparing the value of such awards immediately prior to the Time Separation to the value of such awards immediately after the Time Separation. Accordingly, the number of shares subject to each equity award outstanding as of the Distribution Date was increased by multiplying such number of shares by a factor of approximately 1.04, while the per share exercise price of each stock option was decreased by dividing such exercise price by a factor of approximately 1.04. The adjustments resulted in an increase of approximately 2 million shares subject to outstanding equity awards following the Time Separation. The adjustments to the outstanding equity awards did not result in any additional compensation expense.

Other information pertaining to each category of equity-based compensation appears below.

Stock Options

The table below summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per share:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	26.6%	29.6%	31.2%
Expected term to exercise from grant date	5.85 years	6.27 years	6.50 years
Risk-free rate	1.9%	1.3%	1.3%
Expected dividend yield	1.7%	2.1%	2.8%
Weighted average grant date fair value per option	$16.94	$13.48	$8.69

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2014:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(in years)	(thousands)
Outstanding as of December 31, 2013	36,493	$33.41
Granted	3,129	76.96
Exercised	(10,214)	32.99
Forfeited or expired	(947)	43.75
Adjustment due to the Time Separation(a)	1,360

Outstanding as of December 31, 2014(a)	29,821	36.27	4.88	$1,470,001

Exercisable as of December 31, 2014(a)	22,454	30.22	3.83	$1,239,551

(a)

The weighted-average exercise price of the stock options included in the line item “Adjustment due to the Time Separation” is equal to the weighted-average exercise price of the stock options at their grant date divided by a factor of approximately 1.04. The weighted-average exercise price of the stock options outstanding and exercisable as of December 31, 2014 reflect the Adjustment.

As of December 31, 2014, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of the aggregate Time Warner stock options that either had vested or are expected to vest approximate the corresponding amounts for options outstanding. As of December 31, 2014, approximately 30 million shares of Time Warner common stock were available for future grants of stock options under the Company’s equity plan.

The following table summarizes information about stock options exercised (millions):

	Year Ended December 31,
	2014	2013	2012
Total intrinsic value	$402	$491	$342
Cash received	338	674	1,107
Tax benefits realized	143	178	127

Restricted Stock Units and Target Performance Stock Units

The following table sets forth the weighted-average grant date fair value of RSUs and target PSUs. For certain PSUs, the service inception date precedes the grant date and requires the Company to apply mark-to-market accounting that is reflected in the grant date fair values presented:

	Year Ended December 31,
	2014	2013	2012
RSUs	$65.56	$54.04	$37.52
PSUs	93.45	101.14	85.42

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about unvested RSUs and target PSUs as of December 31, 2014:

	Number of Shares/Units	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
	(thousands)		(thousands)
Unvested as of December 31, 2013	14,566	$40.31
Granted(a)	2,960	66.44
Vested	(5,882)	34.82
Forfeited	(1,035)	42.96
Adjustment due to the Time Separation(b)	500

Unvested as of December 31, 2014(b)	11,109	48.68	$948,897

(a)

Includes 2.7 million RSUs and 0.2 million target PSUs granted during 2014 and a payout adjustment of 0.1 million PSUs due to the actual performance level achieved for PSUs granted in 2011 that vested during 2014.

(b)

The weighted-average grant date fair value of the RSUs and target PSUs included in the line item “Adjustment due to the Time Separation” is equal to the weighted-average grant date fair value of the awards at their respective grant date divided by a factor of approximately 1.04. The weighted-average grant date fair value of the unvested RSUs and target PSUs as of December 31, 2014 reflect the Adjustment.

The following table sets forth the total intrinsic value of RSUs and target PSUs that vested during the following years (millions):

	Year Ended December 31,
	2014	2013	2012
RSUs	$366	$291	$177
PSUs	17	27	11

Equity-Based Compensation Expense

The impact on Operating income for equity-based compensation awards is as follows (millions):

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Stock options	$26	$33	$45
RSUs and PSUs	193	205	150

Total impact on operating income	$219	$238	$195

Tax benefit recognized	$76	$78	$66

Total unrecognized compensation cost related to unvested Time Warner stock option awards as of December 31, 2014, without taking into account expected forfeitures, is $47 million and is expected to be recognized over a weighted-average period between one and two years. Total unrecognized compensation cost related to unvested RSUs and target PSUs as of December 31, 2014, without taking into account expected forfeitures, is $182 million and is expected to be recognized over a weighted-average period between one and two years.

13. BENEFIT PLANS

Retirement Plan Amendments

Effective after June 30, 2010, the Company’s domestic defined benefit pension plans were closed to new hires and employees with less than one year of service, and participating employees stopped accruing additional years of service for purposes of determining the benefits provided by the plans (though crediting years of service for purposes of vesting and

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

eligibility for early retirement benefits continues). Effective December 31, 2013, pay increases are no longer taken into consideration when determining a participating employee’s benefits under the plans.

In July 2013, the Company’s Board of Directors approved amendments to the Time Warner Group Health Plan. Pursuant to the amendments, (i) subsidized medical benefits provided to eligible retired employees (and their eligible dependents) were discontinued for all future retirees who were employed on December 31, 2013 and who will not meet the eligibility criteria by December 31, 2015 and (ii) effective January 1, 2014, post-65 retiree medical coverage was discontinued and eligible retirees (and their eligible dependents) were moved to coverage provided in the individual health insurance market.

Defined Benefit Pension Plans

A summary of activity for substantially all of Time Warner’s domestic and international defined benefit pension plans is as follows:

Benefit Obligation (millions)

	December 31,
	2014	2013
		(recast)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$3,311	$3,615
Service cost	3	3
Interest cost	153	143
Actuarial loss (gain)	484	(307)
Benefits paid	(192)	(153)
Curtailments/Special termination benefit	(8)	-
Transfer out due to the Time Separation	(29)	-
Foreign currency exchange rates	(28)	10

Projected benefit obligation, end of year	$3,694	$3,311

Accumulated benefit obligation, end of year	$3,660	$3,280

Plan Assets (millions)

	December 31,
	2014	2013
		(recast)
Change in plan assets:
Fair value of plan assets, beginning of year	$2,766	$2,808
Actual return on plan assets	333	46
Employer contributions	51	51
Benefits paid	(192)	(153)
Foreign currency exchange rates	(26)	14

Fair value of plan assets, end of year	$2,932	$2,766

As of December 31, 2014 and December 31, 2013, the funded status recognized in the Consolidated Balance Sheet reflected a net liability position of $762 million and $545 million, respectively, primarily consisting of noncurrent liabilities of $808 million and $580 million, respectively. As of December 31, 2014 and December 31, 2013, amounts included in Accumulated other comprehensive loss, net were $1.400 billion and $1.149 billion, respectively, primarily consisting of net actuarial losses.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain defined benefit pension plans have projected benefit obligations and accumulated benefit obligations in excess of their plan assets. These plans are primarily unfunded. As of December 31, 2014 and December 31, 2013, the projected benefit obligations for unfunded plans were $449 million and $439 million, respectively, and the accumulated benefit obligations for unfunded plans were $442 million and $433 million, respectively. In addition, as of December 31, 2014, the projected benefit obligation and accumulated benefit obligation for certain funded plans exceeded the fair value of their assets by $390 million and $388 million, respectively.

Components of Net Periodic Benefit Costs from Continuing Operations (millions)

	December 31,
	2014	2013	2012
		(recast)	(recast)
Service cost	$3	$3	$3
Interest cost	91	79	84
Expected return on plan assets	(95)	(85)	(82)
Amortization of prior service cost	1	1	1
Amortization of net loss	14	16	12

Net periodic benefit costs	$14	$14	$18

Assumptions

Weighted-average assumptions used to determine benefit obligations and net periodic benefit costs for the years ended December 31:

	Benefit Obligations			Net Periodic Benefit Costs
	2014	2013	2012	2014	2013	2012
		(recast)	(recast)		(recast)	(recast)
Discount rate	4.10%	4.90%	4.06%	4.89%	4.07%	4.89%
Rate of compensation increase	5.34%	5.60%	4.59%	5.59%	3.98%	4.66%
Expected long-term return on plan assets	n/a	n/a	n/a	6.01%	5.95%	6.14%

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

During 2014, the Company adopted a new mortality table released by the Society of Actuaries that increased the projected benefit obligation at December 31, 2014 by $86 million.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Plan Assets

The following table sets forth by level, within the fair value hierarchy described in Note 5, the assets held by the Company’s defined benefit pension plans, including those assets related to The CW sub-plan, which were approximately $20 million and $18 million, respectively, as of December 31, 2014 and December 31, 2013 (millions):

	December 31, 2014				December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
					(recast)
Cash and cash equivalents(a)	$133	$-	$-	$133	$155	$-	$-	$155
Insurance contracts	-	14	-	14	-	7	-	7
Equity securities:
Domestic equities	157	-	-	157	204	-	-	204
International equities	8	-	-	8	56	-	-	56
Fixed income securities:
U.S. government and agency securities(a)	259	70	-	329	239	19	-	258
Non-U.S. government and agency securities	112	-	-	112	61	-	-	61
Municipal bonds	-	23	-	23	-	23	-	23
Investment grade corporate bonds(b)	-	1,187	-	1,187	-	1,048	-	1,048
Non-investment grade corporate bonds(b)	-	20	-	20	-	23	-	23
Other investments:
Pooled investments(c)	-	400	-	400	-	457	-	457
Commingled trust funds(a)	-	486	-	486	-	391	-	391
Hedge funds	-	-	30	30	-	-	36	36
Other(d)	30	2	77	109	15	10	40	65

Total(e)	$699	$2,202	$107	$3,008	$730	$1,978	$76	$2,784

(a)

As of December 31, 2014, cash and cash equivalents include $10 million of cash collateral for securities on loan and U.S. government and agency securities include $70 million of securities collateral for securities on loan. As of December 31, 2013, commingled trust funds included $11 million of cash collateral for securities on loan, and U.S. government and agency securities included $5 million of securities collateral for securities on loan.

(b)	Investment grade corporate bonds have an S&P rating of BBB- or higher and non-investment grade corporate bonds have an S&P rating of BB+ or below.
(c)	Pooled investments primarily consist of interests in unitized investment pools of which underlying securities primarily consist of equity and fixed income securities.
(d)	Other investments primarily include limited partnerships, 103-12 investments, derivative contracts, exchange-traded funds and mutual funds.
(e)	At December 31, 2014 and December 31, 2013, total assets include $78 million and $15 million, respectively, of securities on loan.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below sets forth a summary of changes in the fair value of the defined benefit pension plans’ Level 3 assets for the years ended December 31, 2014 and December 31, 2013 (millions):

	December 31, 2014			December 31, 2013
	Hedge Funds	Other	Total	Hedge Funds	Other	Total
Balance at beginning of period	$36	$40	$76	$63	$41	$104
Actual return on plan assets and liabilities:
Relating to securities still held at end of period	-	31	31	(5)	1	(4)
Relating to securities disposed of during the period	1	6	7	10	4	14
Purchases	1	9	10	1	9	10
Sales	(8)	(15)	(23)	(33)	(15)	(48)
Settlements	-	(2)	(2)	-	-	-
Transfers in and/or out of Level 3	-	8	8	-	-	-

Balance at end of period	$30	$77	$107	$36	$40	$76

The Company primarily utilizes the market approach for determining recurring fair value measurements.

The Company’s defined benefit pension plans’ investment policy is to minimize the volatility of the plans’ funded status and to achieve and maintain fully funded status in order to pay current and future participant benefits from plan assets. The Company periodically reviews asset allocation policies consistent with its investment policy. In addition, the Company continuously monitors the performance of its pension assets, the performance of its investment advisers, sub-advisers and asset managers thereof, and makes adjustments and changes as required. The Company does not manage any pension assets internally. The investment guidelines set by the Company for the investment advisers, sub-advisers and asset managers permit the use of index funds, derivative contracts and other hedging strategies as components of portfolio management strategies.

Under the Company’s investment policy, the asset allocation target for the domestic defined benefit pension plans is 35% equity investments and 65% fixed income investments. As and when funded status and market conditions permit, the Company intends to transition this asset allocation target toward a target of 20% equity investments and 80% fixed income investments to further minimize funded status volatility. Target asset allocations for the international defined benefit pension plans as of December 31, 2014 are approximately 45% equity investments, 20% fixed income investments and 35% other investments.

At both December 31, 2014 and December 31, 2013, the defined benefit pension plans’ assets did not include any securities issued by Time Warner.

Expected cash flows

After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. The Company made discretionary cash contributions totaling approximately $20 million to its funded defined benefit pension plans during the year ended December 31, 2014. For the Company’s unfunded plans, contributions will continue to be made to the extent benefits are paid.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows (millions):

	2015	2016	2017	2018	2019	2020-2024
Expected benefit payments	$188	$195	$197	$196	$191	$992

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Defined Contribution Plans

Time Warner has certain domestic and international defined contribution plans, including savings and profit sharing plans, for which the expense amounted to $160 million in 2014, $153 million in 2013 and $144 million in 2012. The Company’s contributions to the savings plans are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

Other Postretirement Benefit Plans

Time Warner also sponsors several unfunded domestic postretirement benefit plans covering certain retirees and their dependents. As described above, during 2013, the Company’s Board of Directors approved amendments to the Time Warner Group Health Plan. In connection with these amendments, the Company recognized a curtailment gain of $38 million in 2013. For substantially all of Time Warner’s domestic postretirement benefit plans, the unfunded benefit obligation as of December 31, 2014 and December 31, 2013 was $104 million and $126 million, respectively, and the amount recognized in Accumulated other comprehensive income, net was a gain of $17 million and $3 million, respectively. For the years ended December 31, 2014, 2013 and 2012, the net periodic benefit costs/(income) were $2 million, $(32) million and $6 million, respectively.

Multiemployer Benefit Plans

The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees, primarily at the Warner Bros. segment. The risks of participating in these multiemployer pension plans are different from single-employer pension plans in that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan to be borne by its remaining participating employers. While no multiemployer pension plan contributed to by the Company is individually significant, the Pension Protection Act of 2006 zone status as of December 31, 2014 (i.e., for the multiemployer pension plan’s 2013 plan year) of all of the largest multiemployer pension plans in which the Company participates was green, which implies that such plans are funded at a level of 80 percent or greater. Total contributions made by the Company to multiemployer pension plans for the years ended December 31, 2014, 2013 and 2012 were $125 million, $113 million and $93 million, respectively. Included in these amounts are contributions that Home Box Office periodically makes to the Radio Television & Recording Artists Pension Plan (“RT&RA Plan”) under a collective bargaining agreement that expires in October 2015. The RT&RA Plan is not one of the five largest multiemployer pension plans in which the Company participates. The RT&RA Plan’s most recently filed Form 5500 was for its plan year ended December 31, 2013. Pursuant to that filing, Home Box Office is one of eight employers obligated to contribute to the RT&RA Plan. The RT&RA Plan is operating under a rehabilitation plan, the Pension Protection Act of 2006 zone status for this plan as of December 31, 2013 was red (i.e., critical) and it was less than 65% funded. Home Box Office’s contributions to this plan were less than $1 million in each of the years ended December 31, 2014, 2013 and 2012. Based on contributions reported in the most recent Form 5500 for this plan, Home Box Office’s contributions represented greater than 5% of the plan’s total contributions. Home Box Office’s future contributions to this plan are determined pursuant to the collective bargaining agreement, which imposes no minimum contributions requirement, but incorporates a contribution surcharge for years the plan is in critical status. If Home Box Office had elected to withdraw from the RT&RA Plan during the 2014 plan year, its estimated withdrawal liability would have been approximately $25 million.

The Company also contributes to various other multiemployer benefit plans that provide health and welfare benefits to active and retired participants, primarily at the Warner Bros. segment. Total contributions made by the Company to these other multiemployer benefit plans for the years ended December 31, 2014, 2013 and 2012 were $213 million, $193 million and $167 million, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations and real estate consolidations. For the year ended December 31, 2014, the Company incurred $512 million of Restructuring and severance costs related to restructuring activities designed to position the Company for the current operating environment and reallocate resources to the Company’s growth initiatives. The restructuring activities and related costs primarily relate to headcount reductions. Restructuring and severance costs expensed as incurred for the years ended December 31, 2014, 2013 and 2012 are as follows (millions):

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Turner	$249	$93	$52
Home Box Office	63	39	15
Warner Bros.	169	49	23
Corporate	31	2	2

Total restructuring and severance costs	$512	$183	$92

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
2014 activity	$506	$-	$-
2013 activity	4	173	-
2012 and prior activity	2	10	92

Total restructuring and severance costs	$512	$183	$92

2014 Initiatives

For the year ended December 31, 2014, the Company incurred $506 million in Restructuring and severance costs primarily related to various employee terminations and other exit activities, including $246 million at the Turner segment, $64 million at the Home Box Office segment, $165 million at the Warner Bros. segment and $31 million at Corporate.

2013 Initiatives

For the year ended December 31, 2013, the Company incurred $173 million in Restructuring and severance costs primarily related to various employee terminations and other exit activities, including $87 million at the Turner segment, $39 million at the Home Box Office segment, $42 million at the Warner Bros. segment and $5 million at Corporate.

During the year ended December 31, 2014, the Company incurred Restructuring and severance costs of $2 million at the Turner segment and $2 million at the Warner Bros. segment relating to the 2013 restructuring initiatives.

2012 and Prior Year Initiatives

For the year ended December 31, 2012, the Company incurred $92 million in Restructuring and severance costs primarily related to various employee terminations and other exit activities, including $52 million at the Turner segment, $15 million at the Home Box Office segment, $23 million at the Warner Bros. segment and $2 million at Corporate.

During the years ended December 31, 2014 and December 31, 2013, the Company also adjusted certain charges related to the restructuring initiatives that were undertaken in 2012 and prior years as a result of changes in estimates of previously established accruals. During the year ended December 31, 2014, the Company incurred $1 million at the Turner segment and $2 million at the Warner Bros. segment and reversed $1 million at the Home Box Office segment related to the 2012 and prior year initiatives. During the year ended December 31, 2013, the Company incurred $6 million at the Turner segment and $7 million at the Warner Bros. segment and reversed $3 million at Corporate related to the 2012 and prior year initiatives.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Selected Information

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2011 (recast)	$84	$8	$92
Net accruals	84	8	92
Noncash reductions(a)	(1)	-	(1)
Cash paid	(74)	(10)	(84)

Remaining liability as of December 31, 2012 (recast)	93	6	99
Net accruals	174	9	183
Noncash reductions(a)	(1)	-	(1)
Cash paid	(86)	(9)	(95)

Remaining liability as of December 31, 2013 (recast)	180	6	186
Net accruals	499	13	512
Noncash reductions(a)	(3)	-	(3)
Cash paid	(151)	(10)	(161)

Remaining liability as of December 31, 2014	$525	$9	$534

(a)	Noncash reductions relate to the settlement of certain employee-related liabilities with equity instruments.

As of December 31, 2014, of the remaining liability of $534 million, $392 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $142 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2018.

15. SEGMENT INFORMATION

Time Warner classifies its operations into three reportable segments: Turner: consisting principally of cable networks and digital media properties; Home Box Office: consisting principally of premium pay television services domestically and premium pay and basic tier television services internationally; and Warner Bros.: consisting principally of television, feature film, home video and videogame production and distribution. Time Warner’s reportable segments have been determined in accordance with its internal management structure and the financial information that is evaluated regularly by the Company’s chief operating decision maker.

In the ordinary course of business, Time Warner’s reportable segments enter into transactions with one another. The most common types of intersegment transactions include the Warner Bros. segment generating revenues by licensing television and theatrical programming to the Turner and Home Box Office segments. These intersegment transactions are recorded by each segment at estimated fair value as if the transactions were with third parties and, therefore, affect segment performance. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses or assets recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not affect consolidated results.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information as to the Revenues, intersegment revenues, depreciation of property, plant, and equipment, Amortization of intangible assets, Operating Income (Loss), Assets and Capital expenditures for each of Time Warner’s reportable segments is set forth below (millions):

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Revenues
Turner	$10,396	$9,983	$9,527
Home Box Office	5,398	4,890	4,686
Warner Bros.	12,526	12,312	12,018
Intersegment eliminations	(961)	(724)	(906)

Total revenues	$27,359	$26,461	$25,325

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Intersegment Revenues
Turner	$101	$85	$80
Home Box Office	36	14	14
Warner Bros.	824	625	812

Total intersegment revenues	$961	$724	$906

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Supplemental Revenue Data
Subscription	$9,945	$9,250	$8,787
Advertising	4,502	4,530	4,316
Content	12,350	12,154	11,741
Other	562	527	481

Total revenues	$27,359	$26,461	$25,325

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Depreciation of Property, Plant and Equipment
Turner	$(209)	$(231)	$(238)
Home Box Office	(77)	(91)	(85)
Warner Bros.	(218)	(200)	(202)
Corporate	(27)	(28)	(28)

Total depreciation of property, plant and equipment	$(531)	$(550)	$(553)

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Amortization of Intangible Assets
Turner	$(16)	$(21)	$(25)
Home Box Office	(14)	(9)	(7)
Warner Bros.	(172)	(179)	(180)

Total amortization of intangible assets	$(202)	$(209)	$(212)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Operating Income (Loss)
Turner	$2,954	$3,486	$3,172
Home Box Office	1,786	1,791	1,547
Warner Bros.	1,159	1,324	1,228
Corporate	(73)	(394)	(352)
Intersegment eliminations	149	61	(97)

Total operating income	$5,975	$6,268	$5,498

		December 31, 2014	December 31, 2013
			(recast)
Assets
Turner		$25,271	$26,067
Home Box Office		13,869	13,687
Warner Bros.		20,559	20,066
Corporate		3,560	2,433
Assets of discontinued operations		-	5,746

Total assets		$63,259	$67,999

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Capital Expenditures
Turner	$173	$210	$229
Home Box Office	58	45	65
Warner Bros.	206	236	270
Corporate	37	77	45

Total capital expenditures	$474	$568	$609

Long-lived hard assets located outside the United States, which represent approximately 1% of total assets at December 31, 2014, are not material. Revenues in different geographical areas are as follows (millions):

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Revenues(a)
United States and Canada	$19,102	$18,642	$17,936
Europe(b)	4,684	4,494	4,250
Asia/Pacific Rim	1,711	1,629	1,605
Latin America	1,575	1,475	1,288
All Other	287	221	246

Total revenues	$27,359	$26,461	$25,325

(a)	Revenues are attributed to region based on location of customer.
(b)	Revenues in EuroZone countries comprise approximately 48%, 48% and 49% of Revenues in Europe for the years ended 2014, 2013 and 2012, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. COMMITMENTS AND CONTINGENCIES

Commitments

Time Warner has commitments under certain network programming, film licensing, creative talent, employment and other agreements aggregating $33.577 billion at December 31, 2014.

The Company also has commitments for office space, studio facilities and operating equipment. Time Warner’s net rent expense was $358 million in 2014, $316 million in 2013 and $319 million in 2012. Included in such amounts was sublease income of $33 million for 2014, $41 million for 2013 and $40 million for 2012.

The commitments under certain programming, film licensing, talent and other agreements (“Programming and Other”) and minimum rental commitments under noncancelable long-term operating leases (“Operating Leases”) payable during the next five years and thereafter are as follows (millions):

	Programming and Other	Operating Leases
2015	$5,207	$317
2016	3,660	309
2017	3,626	284
2018	3,379	259
2019	3,148	125
Thereafter	14,557	186

Total	$33,577	$1,480

Additionally, as of December 31, 2014, the Company has future sublease income arrangements of $29 million, which are not included in Operating Leases in the table above.

Contingent Commitments

The Company also has certain contractual arrangements that would require it to make payments or provide funding if certain circumstances occur (“contingent commitments”). Contingent commitments principally include amounts to be paid in connection with acquisitions, dispositions and post-production term advance obligations on certain co-financing arrangements.

The following table summarizes the Company’s contingent commitments at December 31, 2014. For post-production term advances where payment obligations are outside the Company’s control, the timing of amounts presented in the table represents the earliest period in which the payment could be requested. For other contingent commitments, the timing of amounts presented in the table represents when the maximum contingent commitment will expire, but does not mean that the Company expects to incur an obligation to make any payments within that time period. In addition, amounts presented do not reflect the effects of any indemnification rights the Company might possess (millions).

Nature of Contingent Commitments	Total	2015	2016-2017	2018-2019	Thereafter
Guarantees	$1,536	$131	$589	$85	$731
Letters of credit and other contingent commitments	817	37	201	12	567

Total contingent commitments	$2,353	$168	$790	$97	$1,298

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a description of the Company’s contingent commitments at December 31, 2014:

•

Guarantees consist of guarantees the Company has provided on certain operating commitments entered into by entities formerly owned by the Company, including Time Inc., as well as the Six Flags arrangement described below, and a guarantee of certain debt issued by CME, an equity method investee.

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at December 31, 2014. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

•

Other contingent commitments primarily include contingent payments for post-production term advance obligations on certain co-financing arrangements, as well as letters of credit, bank guarantees and surety bonds, which generally support performance and payments for a wide range of global contingent and firm obligations, including insurance, litigation appeals, real estate leases and other operational needs.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Because backlog generally relates to contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is principally dependent on the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Backlog was approximately $6.5 billion and $5.5 billion at December 31, 2014 and 2013, respectively. Included in these amounts is licensing of film product from the Warner Bros. segment to the Home Box Office segment in the amount of $788 million and $749 million at December 31, 2014 and 2013, respectively, and to the Turner segment in the amount of $700 million and $477 million at December 31, 2014 and 2013,

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respectively. Backlog excludes filmed entertainment advertising barter contracts, which are expected to result in the future realization of revenues and cash through the sale of the advertising spots received under such contracts to third parties.

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

On May 14, 2010, DC Comics filed a related lawsuit in the U.S. District Court for the Central District of California against the heirs of Superman co-creator Joseph Shuster, the Siegel heirs, their attorney Marc Toberoff and certain companies that Mr. Toberoff controls. The lawsuit asserted, among other things, a claim for declaratory relief concerning the validity of the copyright termination notice served by the Shuster heirs, who purported to reclaim their rights to the Superman character from DC Comics with the termination notice. The lawsuit also asserted state law based claims, including seeking declaratory relief challenging the validity of various agreements between Mr. Toberoff, certain companies that he controls and the Shuster and Siegel heirs, as well as claims for intentional interference by Mr. Toberoff with DC Comics’ contracts and prospective economic advantage with the Shuster and Siegel heirs for which DC Comics sought monetary damages. On October 17, 2012, the district court granted summary judgment in favor of DC Comics, holding that the copyright termination notice served by the Shuster heirs was invalid and that the Shuster heirs had transferred any and all rights in the Superman properties to DC Comics in 1992 pursuant to a binding agreement with DC Comics. On November 21, 2013, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s October 2012 decision. On October 6, 2014, the U.S. Supreme Court denied the Shuster heirs’ petition for writ of certiorari. DC Comics’ other claims against the Siegel heirs, Mr. Toberoff and certain companies that Mr. Toberoff controls were either dismissed by the district court or deemed moot following the U.S. Supreme Court’s denial of the Shuster heirs’ petition for writ of certiorari. On December 9, 2014, DC Comics appealed the dismissal of its claims against Mr. Toberoff and his companies, and on December 23, 2014, Mr. Toberoff and his companies filed a cross-appeal with the U.S. Court of Appeals for the Ninth Circuit.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has prevailed on the primary issues regarding its rights to the “Superman” and “Superboy” properties in the matters described above and believes the claims that remain within the scope of the appeals pending before the U.S. Court of Appeals for the Ninth Circuit are not material to the Company’s results of operations or cash flows. Accordingly, the Company does not intend to include disclosure regarding these matters in its future periodic reports.

On April 4, 2007, the National Labor Relations Board (“NLRB”) issued a complaint against CNN America Inc. (“CNN America”) and Team Video Services, LLC (“Team Video”). This administrative proceeding relates to CNN America’s December 2003 and January 2004 terminations of its contractual relationships with Team Video, under which Team Video had provided electronic newsgathering services in Washington, DC and New York, NY. The National Association of Broadcast Employees and Technicians, under which Team Video’s employees were unionized, initially filed charges of unfair labor practices with the NLRB in February 2004, alleging that CNN America and Team Video were joint employers, that CNN America was a successor employer to Team Video, and/or that CNN America discriminated in its hiring practices to avoid becoming a successor employer or due to specific individuals’ union affiliation or activities. The NLRB complaint seeks, among other things, the reinstatement of certain union members and monetary damages. On November 19, 2008, the presiding NLRB Administrative Law Judge (“ALJ”) issued a non-binding recommended decision and order, finding CNN America liable. On September 15, 2014, a three-member panel of the NLRB affirmed the ALJ’s decision and adopted the ALJ’s order with certain modifications. On September 16, 2014, CNN America filed a notice of appeal with the U.S. Court of Appeals for the D.C. Circuit. On November 12, 2014, both CNN America and the General Counsel of the NLRB filed motions with the NLRB for reconsideration of the panel’s decision. On December 17, 2014, CNN America’s appeal to the U.S. Court of Appeals was placed on hold pending resolution of the motions for reconsideration.

In April 2013, the Internal Revenue Service (the “IRS”) Appeals Division issued a notice of deficiency to the Company relating to the appropriate tax characterization of stock warrants received from Google Inc. in 2002. On May 6, 2013, the Company filed a petition with the United States Tax Court seeking a redetermination of the deficiency set forth in the notice. The Company’s petition asserts that the IRS erred in determining that the stock warrants were taxable upon exercise (in 2004) rather than at the date of grant based on, among other things, a misapplication of Section 83 of the Internal Revenue Code. In December 2014, the Company reached a preliminary agreement with the IRS to resolve the issues raised in the notice of deficiency. Final resolution of these issues is subject to agreement regarding certain necessary computations and the preparation and execution of definitive documentation.

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

For matters disclosed above for which a loss is probable or reasonably possible, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0 and $130 million at December 31, 2014. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. These transactions have been executed on terms comparable to the terms of transactions with unrelated third parties. The revenue and expense transactions primarily relate to the licensing of television programming to The CW broadcast network and certain international networks, including networks owned by CME, by the Warner Bros. segment. Interest income and other, net relate to transactions with CME. Receivables due from related parties were $166 million and $185 million at December 31, 2014 and 2013, respectively. Payables due to related parties were immaterial at December 31, 2014 and 2013, respectively. Revenues and expenses resulting from transactions with related parties consist of (millions):

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Revenues	$404	$464	$498
Expenses	(8)	(35)	(60)
Interest income	51	-	-
Other, net	16	8	-

18. ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other loss, net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Cash Flows
Cash payments made for interest	$(1,274)	$(1,202)	$(1,262)
Interest income received	50	44	42

Cash interest payments, net	$(1,224)	$(1,158)	$(1,220)

Cash payments made for income taxes	$(1,602)	$(1,174)	$(1,261)
Income tax refunds received	108	87	78
TWC tax sharing payments(a)	-	-	(6)

Cash tax payments, net	$(1,494)	$(1,087)	$(1,189)

(a)	Represents net amounts paid to TWC in accordance with a tax sharing agreement with TWC.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Interest Expense, Net
Interest income	$184	$92	$107
Interest expense	(1,353)	(1,281)	(1,358)

Total interest expense, net	$(1,169)	$(1,189)	$(1,251)

	Year Ended December 31,
	2014	2013	2012
		(recast)	(recast)
Other Loss, Net
Investment gains (losses), net	$30	$61	$(30)
Loss on equity method investees	(153)	(150)	(180)
Other	(4)	(22)	(4)

Total other loss, net	$(127)	$(111)	$(214)

		December 31, 2014	December 31, 2013
			(recast)
Accounts Payable and Accrued Liabilities
Accounts payable		$574	$505
Accrued expenses		2,173	1,724
Participations payable		2,551	2,302
Programming costs payable		722	705
Accrued compensation		1,034	1,047
Accrued interest		303	313
Accrued income taxes		150	158

Total accounts payable and accrued liabilities		$7,507	$6,754

	December 31, 2014	December 31, 2013
		(recast)
Other Noncurrent Liabilities
Noncurrent tax and interest reserves	$1,520	$2,540
Participations payable	1,076	1,078
Programming costs payable	959	1,076
Noncurrent pension and post-retirement liabilities	928	696
Deferred compensation	491	542
Other noncurrent liabilities	710	392

Total other noncurrent liabilities	$5,684	$6,324

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2014 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its evaluation, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 126 herein.

TIME WARNER INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Time Warner Inc.

We have audited the accompanying consolidated balance sheets of Time Warner Inc. (“Time Warner”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2014. Our audits also included the Supplementary Information and Financial Statement Schedule II listed in the Index at Item 15(a). These financial statements, supplementary information and schedule are the responsibility of Time Warner’s management. Our responsibility is to express an opinion on these financial statements, supplementary information and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Supplementary Information and Financial Statement Schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Time Warner’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY

February 26, 2015

TIME WARNER INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Time Warner Inc.

We have audited Time Warner Inc.’s (“Time Warner”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Time Warner’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Time Warner’s internal control over financial reporting based on our audit.

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

In our opinion, Time Warner maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Time Warner as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2014 of Time Warner and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY

February 26, 2015

TIME WARNER INC.

SELECTED FINANCIAL INFORMATION

The selected financial information set forth below for each of the three years in the period ended December 31, 2014 has been derived from and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for the years ended December 31, 2011 and December 31, 2010 has been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

	Year Ended December 31,
	2014	2013	2012	2011	2010
		(recast)	(recast)	(recast)	(recast)
	(millions, except per share amounts)
Selected Operating Statement Information:
Total revenues	$27,359	$26,461	$25,325	$25,364	$23,250
Operating income	5,975	6,268	5,498	5,242	4,913
Net income	3,827	3,691	2,922	2,882	2,596

Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$3,894	$3,354	$2,666	$2,521	$2,281
Discontinued operations, net of tax	(67)	337	259	365	322

Net income	$3,827	$3,691	$2,925	$2,886	$2,603

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$4.49	$3.63	$2.77	$2.40	$2.01
Discontinued operations	(0.07)	0.36	0.28	0.34	0.29

Basic net income per common share	$4.42	$3.99	$3.05	$2.74	$2.30
Diluted income per common share from continuing operations	$4.41	$3.56	$2.73	$2.37	$1.99
Discontinued operations	(0.07)	0.36	0.27	0.34	0.28

Diluted net income per common share	$4.34	$3.92	$3.00	$2.71	$2.27
Average common shares:
Basic	863.3	920.0	954.4	1,046.2	1,128.4
Diluted	882.6	942.6	976.3	1,064.5	1,145.3

Selected Balance Sheet Information:
Cash and equivalents	$2,618	$1,816	$2,760	$3,381	$3,591
Total assets	63,259	67,999	68,095	67,811	66,743
Debt due within one year	1,118	66	749	23	26
Long-term debt	21,376	20,061	19,086	19,467	16,491
Time Warner Inc. shareholders’ equity	24,476	29,904	29,796	29,957	32,958
Total capitalization at book value	46,970	50,031	49,631	49,447	49,475
Cash dividends declared per share of common stock	1.27	1.15	1.04	0.94	0.85

TIME WARNER INC.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

The following table sets forth the quarterly information for Time Warner:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(recast)
	(millions, except per share amounts)
2014(a)
Total revenues	$6,803	$6,788	$6,243	$7,525
Operating income	2,048	1,567	971	1,389
Income from continuing operations	1,365	843	966	720
Discontinued operations, net of tax	(73)	7	1	(2)
Net income	1,292	850	967	718
Net income attributable to Time Warner Inc. shareholders	1,292	850	967	718

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	1.53	0.96	1.13	0.86
Diluted income per common share from continuing operations	1.50	0.94	1.11	0.84
Basic net income per common share	1.45	0.97	1.13	0.85
Diluted net income per common share	1.42	0.95	1.11	0.84

Cash provided by operations from continuing operations	1,733	324	617	1,007
Common stock — high(b)	68.93	71.08	87.36	86.71
Common stock — low(b)	61.52	62.76	70.57	70.64
Cash dividends declared per share of common stock	0.3175	0.3175	0.3175	0.3175

(a)

As a result of the legal and structural separation of Time Inc., the Company has presented the financial position and results of operations of its former Time Inc. segment as discontinued operations for all periods presented. In the first quarter of 2014, this resulted in a reduction of Revenues of $742 million, an increase in Operating income of $116 million; and an increase in Income from continuing operations attributable to Time Warner Inc. common shareholders of $73 million.

(b)	The common stock prices on or prior to June 6, 2014, the date of the legal and structural separation of Time Inc., have not been adjusted for the legal and structural separation of Time Inc.

TIME WARNER INC.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(recast, millions, except per share amounts)

2013(a)
Total revenues	$6,207	$6,608	$6,042	$7,604
Operating income	1,419	1,387	1,729	1,733
Income from continuing operations	764	698	958	934
Discontinued operations, net of tax	(10)	73	225	49
Net income	754	771	1,183	983
Net income attributable to Time Warner Inc. shareholders	754	771	1,183	983

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	0.81	0.75	1.04	1.03
Diluted income per common share from continuing operations	0.80	0.73	1.02	1.01
Basic net income per common share	0.80	0.83	1.29	1.09
Diluted net income per common share	0.79	0.81	1.26	1.06

Cash provided by operations from continuing operations	747	778	1,043	690
Common stock — high(b)	57.62	61.52	66.20	70.31
Common stock — low(b)	49.12	56.16	58.30	64.61
Cash dividends declared per share of common stock	0.2875	0.2875	0.2875	0.2875

(a)

As a result of the legal and structural separation of Time Inc., the Company has presented the financial position and results of operations of its former Time Inc. segment as discontinued operations for all periods presented. In 2013, this resulted in (i) a reduction of Revenues of $732 million in the first quarter, $827 million in the second quarter, $814 million in the third quarter and $961 million in the fourth quarter; (ii) an increase in Operating income of $9 million in the first quarter and decreases in Operating income of $124 million in the second quarter, $115 million in the third quarter and $107 million in the fourth quarter; and (iii) an increase in Income from continuing operations attributable to Time Warner Inc. common shareholders of $10 million in the first quarter and decreases in Income from continuing operations attributable to Time Warner Inc. common shareholders of $73 million in the second quarter, $88 million in the third quarter and $49 million in the fourth quarter.

(b)	The common stock prices have not been adjusted for the legal and structural separation of Time Inc.

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

Basis of Presentation

The Company’s financial information has been recast to reflect the financial position and results of operations of the Company’s former Time Inc. segment as discontinued operations for all periods presented. Amounts presented in the Consolidating Balance Sheet at December 31, 2013 related to discontinued operations of the Parent Company and the Guarantor Subsidiaries principally relate to the impact of the Time Separation on the Parent Company’s and the Guarantor Subsidiaries’ deferred income taxes.

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

   TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2014

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

ASSETS
Current assets
Cash and equivalents	$1,623	$290	$705	$-	$2,618
Receivables, net	93	996	6,638	(7)	7,720
Inventories	-	453	1,247	-	1,700
Deferred income taxes	184	42	7	(49)	184
Prepaid expenses and other current assets	360	120	478	-	958

Total current assets	2,260	1,901	9,075	(56)	13,180
Noncurrent inventories and theatrical film and television production costs	-	1,744	5,182	(85)	6,841
Investments in amounts due to and from consolidated subsidiaries	44,407	11,333	12,369	(68,109)	-
Investments, including available-for-sale securities	186	417	1,723	-	2,326
Property, plant and equipment, net	73	377	2,205	-	2,655
Intangible assets subject to amortization, net	-	-	1,141	-	1,141
Intangible assets not subject to amortization	-	2,007	5,025	-	7,032
Goodwill	-	9,880	17,685	-	27,565
Other assets	429	156	1,934	-	2,519

Total assets	$47,355	$27,815	$56,339	$(68,250)	$63,259

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$744	$953	$5,990	$(180)	$7,507
Deferred revenue	-	57	549	(27)	579
Debt due within one year	1,100	9	9	-	1,118

Total current liabilities	1,844	1,019	6,548	(207)	9,204
Long-term debt	17,108	4,006	262	-	21,376
Deferred income taxes	2,204	2,443	1,840	(4,283)	2,204
Deferred revenue	-	17	322	(24)	315
Other noncurrent liabilities	1,723	1,844	3,179	(1,062)	5,684
Equity
Due to (from) Time Warner Inc. and subsidiaries	-	(43,026)	6,668	36,358	-
Other shareholders’ equity	24,476	61,512	37,520	(99,032)	24,476

Total Time Warner Inc. shareholders’ equity	24,476	18,486	44,188	(62,674)	24,476
Noncontrolling interests	-	-	-	-	-

Total equity	24,476	18,486	44,188	(62,674)	24,476

Total liabilities and equity	$47,355	$27,815	$56,339	$(68,250)	$63,259

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2013

(recast; millions)

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2014

(millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$6,820	$21,273	$(734)	$27,359
Costs of revenues	-	(3,471)	(13,047)	643	(15,875)
Selling, general and administrative	(442)	(982)	(3,856)	90	(5,190)
Amortization of intangible assets	-	-	(202)	-	(202)
Restructuring and severance costs	(21)	(173)	(318)	-	(512)
Asset impairments	(7)	(1)	(61)	-	(69)
Gain on operating assets, net	-	-	464	-	464

Operating income	(470)	2,193	4,253	(1)	5,975
Equity in pretax income (loss) of consolidated subsidiaries	6,131	3,831	1,759	(11,721)	-
Interest expense, net	(961)	(274)	57	9	(1,169)
Other loss, net	(21)	15	(119)	(2)	(127)

Income from continuing operations before income taxes	4,679	5,765	5,950	(11,715)	4,679
Income tax provision	(785)	(1,793)	(1,736)	3,529	(785)

Income from continuing operations	3,894	3,972	4,214	(8,186)	3,894
Discontinued operations, net of tax	(67)	(42)	(61)	103	(67)

Net income	3,827	3,930	4,153	(8,083)	3,827
Less Net loss attributable to noncontrolling interests	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$3,827	$3,930	$4,153	$(8,083)	$3,827

Comprehensive income	3,411	3,612	3,890	(7,502)	3,411
Less Comprehensive loss attributable to noncontrolling interests	-	-	-	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$3,411	$3,612	$3,890	$(7,502)	$3,411

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2013

(recast; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$6,380	$20,632	$(551)	$26,461
Costs of revenues	-	(3,032)	(12,344)	441	(14,935)
Selling, general and administrative	(406)	(956)	(3,676)	104	(4,934)
Amortization of intangible assets	-	-	(209)	-	(209)
Restructuring and severance costs	(5)	(67)	(111)	-	(183)
Asset impairments	(7)	-	(54)	-	(61)
Gain on operating assets, net	8	-	121	-	129

Operating income	(410)	2,325	4,359	(6)	6,268
Equity in pretax income (loss) of consolidated subsidiaries	6,319	4,428	1,664	(12,411)	-
Interest expense, net	(885)	(325)	11	10	(1,189)
Other loss, net	(56)	1	(57)	1	(111)

Income from continuing operations before income taxes	4,968	6,429	5,977	(12,406)	4,968
Income tax provision	(1,614)	(2,095)	(2,026)	4,121	(1,614)

Income from continuing operations	3,354	4,334	3,951	(8,285)	3,354
Discontinued operations, net of tax	337	333	334	(667)	337

Net income	3,691	4,667	4,285	(8,952)	3,691
Less Net loss attributable to noncontrolling interests	-	-	-	-	-

Net income attributable to Time Warner Inc. shareholders	$3,691	$4,667	$4,285	$(8,952)	$3,691

Comprehensive income	3,828	4,774	4,231	(9,005)	3,828
Less Comprehensive loss attributable to noncontrolling interests	-	-	-	-	-

Comprehensive income attributable to Time Warner Inc. shareholders	$3,828	$4,774	$4,231	$(9,005)	$3,828

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2012

(recast; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$6,107	$19,766	$(548)	$25,325
Costs of revenues	-	(3,002)	(12,022)	449	(14,575)
Selling, general and administrative	(341)	(935)	(3,626)	89	(4,813)
Amortization of intangible assets	-	-	(212)	-	(212)
Restructuring and severance costs	(2)	(34)	(56)	-	(92)
Asset impairments	-	1	(181)	-	(180)
Gain on operating assets, net	10	34	1	-	45

Operating income	(333)	2,171	3,670	(10)	5,498
Equity in pretax income (loss) of consolidated subsidiaries	5,272	3,597	1,509	(10,378)	-
Interest expense, net	(888)	(371)	(3)	11	(1,251)
Other loss, net	(18)	14	(208)	(2)	(214)

Income from continuing operations before income taxes	4,033	5,411	4,968	(10,379)	4,033
Income tax provision	(1,370)	(1,740)	(1,721)	3,461	(1,370)

Income from continuing operations	2,663	3,671	3,247	(6,918)	2,663
Discontinued operations, net of tax	259	254	254	(508)	259

Net income	2,922	3,925	3,501	(7,426)	2,922
Less Net loss attributable to noncontrolling interests	3	3	2	(5)	3

Net income attributable to Time Warner Inc. shareholders	$2,925	$3,928	$3,503	$(7,431)	$2,925

Comprehensive income	2,798	3,753	3,471	(7,224)	2,798
Less Comprehensive loss attributable to noncontrolling interests	3	3	2	(5)	3

Comprehensive income attributable to Time Warner Inc. shareholders	$2,801	$3,756	$3,473	$(7,229)	$2,801

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2014

(millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$3,827	$3,930	$4,153	$(8,083)	$3,827
Less Discontinued operations, net of tax	67	42	61	(103)	67

Net income from continuing operations	3,894	3,972	4,214	(8,186)	3,894
Adjustments for noncash and nonoperating items:
Depreciation and amortization	17	116	600	-	733
Amortization of film and television costs	-	2,747	5,336	(43)	8,040
Asset impairments	7	1	61	-	69
Venezuelan foreign currency loss	-	-	173	-	173
Gain on investments and other assets, net	(14)	(6)	(444)	-	(464)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(6,131)	(3,831)	(1,759)	11,721	-
Equity in losses of investee companies, net of cash distributions	3	(7)	236	-	232
Equity-based compensation	81	63	75	-	219
Deferred income taxes	166	(105)	(154)	259	166
Changes in operating assets and liabilities, net of acquisitions	(739)	(1,016)	(3,858)	(3,768)	(9,381)
Intercompany	-	2,871	(2,871)	-	-

Cash provided by operations from continuing operations	(2,716)	4,805	1,609	(17)	3,681

INVESTING ACTIVITIES
Investments in available-for-sale securities	(5)	-	(25)	-	(30)
Investments and acquisitions, net of cash acquired	(64)	(2)	(884)	-	(950)
Capital expenditures	(22)	(73)	(379)	-	(474)
Investment proceeds from available-for-sale securities	13	8	4	-	25
Proceeds from Time Inc. in the Time Separation	590	-	810	-	1,400
Proceeds from the sale of Time Warner Center	-	-	1,264	-	1,264
Advances to (from) parent and consolidated subsidiaries	6,365	4,464	-	(10,829)	-
Other investment proceeds	44	86	35	(17)	148

Cash provided (used) by investing activities from continuing operations	6,921	4,483	825	(10,846)	1,383

FINANCING ACTIVITIES
Borrowings	2,118	-	291	-	2,409
Debt repayments	(48)	-	(24)	-	(72)
Proceeds from exercise of stock options	338	-	-	-	338
Excess tax benefit from equity instruments	179	-	-	-	179
Principal payments on capital leases	-	(10)	(1)	-	(11)
Repurchases of common stock	(5,504)	-	-	-	(5,504)
Dividends paid	(1,109)	-	-	-	(1,109)
Other financing activities	88	(45)	(251)	35	(173)
Change in due to/from parent and investment in segment	-	(9,109)	(1,719)	10,828	-

Cash used by financing activities from continuing operations	(3,938)	(9,164)	(1,704)	10,863	(3,943)

Cash provided (used) by continuing operations	267	124	730	-	1,121

Cash provided (used) by operations from discontinued operations	(1)	-	(15)	-	(16)
Cash used by investing activities from discontinued operations	318	18	(51)	(336)	(51)
Cash used by financing activities from discontinued operations	-	-	(372)	336	(36)
Effect of change in cash and equivalents of discontinued operations	-	-	(87)	-	(87)

Cash provided (used) by discontinued operations	317	18	(525)	-	(190)
Effect of Venezuelan exchange rate changes on cash and equivalents	-	-	(129)	-	(129)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	584	142	76	-	802
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,039	148	629	-	1,816

CASH AND EQUIVALENTS AT END OF PERIOD	$1,623	$290	$705	$-	$2,618

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2013

(recast; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$3,691	$4,667	$4,285	$(8,952)	$3,691
Less Discontinued operations, net of tax	(337)	(333)	(334)	667	(337)

Net income from continuing operations	3,354	4,334	3,951	(8,285)	3,354
Adjustments for noncash and nonoperating items:
Depreciation and amortization	24	126	609	-	759
Amortization of film and television costs	-	2,453	4,846	(37)	7,262
Asset impairments	7	-	54	-	61
Gain on investments and other assets, net	(3)	1	(63)	-	(65)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(6,319)	(4,428)	(1,664)	12,411	-
Equity in losses of investee companies, net of cash distributions	2	2	212	-	216
Equity-based compensation	74	58	106	-	238
Deferred income taxes	759	589	320	(909)	759
Changes in operating assets and liabilities, net of acquisitions	(329)	(228)	(5,631)	(3,138)	(9,326)
Intercompany	-	1,390	(1,390)	-	-

Cash provided by operations from continuing operations	(2,431)	4,297	1,350	42	3,258

INVESTING ACTIVITIES
Investments in available-for-sale securities	(4)	-	(23)	-	(27)
Investments and acquisitions, net of cash acquired	(11)	(1)	(483)	-	(495)
Capital expenditures	(66)	(86)	(416)	-	(568)
Investment proceeds from available-for-sale securities	8	-	25	-	33
Advances to (from) parent and consolidated subsidiaries	4,433	21	-	(4,454)	-
Other investment proceeds	15	157	114	(116)	170

Cash provided (used) by investing activities from continuing operations	4,375	91	(783)	(4,570)	(887)

FINANCING ACTIVITIES
Borrowings	998	-	30	-	1,028
Debt repayments	-	(732)	(30)	-	(762)
Proceeds from exercise of stock options	674	-	-	-	674
Excess tax benefit from equity instruments	179	-	-	-	179
Principal payments on capital leases	-	(9)	-	-	(9)
Repurchases of common stock	(3,708)	-	-	-	(3,708)
Dividends paid	(1,074)	-	-	-	(1,074)
Other financing activities	25	(38)	(172)	74	(111)
Change in due to/from parent and investment in segment	-	(4,101)	(353)	4,454	-

Cash used by financing activities from continuing operations	(2,906)	(4,880)	(525)	4,528	(3,783)

Cash provided (used) by continuing operations	(962)	(492)	42	-	(1,412)

Cash provided (used) by operations from discontinued operations	(2)	-	458	-	456
Cash used by investing activities from discontinued operations	142	345	(23)	(487)	(23)
Cash used by financing activities from discontinued operations	-	-	(487)	487	-
Effect of change in cash and equivalents of discontinued operations	-	-	35	-	35

Cash provided (used) by discontinued operations	140	345	(17)	-	468

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(822)	(147)	25	-	(944)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,861	295	604	-	2,760

CASH AND EQUIVALENTS AT END OF PERIOD	$1,039	$148	$629	$-	$1,816

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2012

(recast; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$2,922	$3,925	$3,501	$(7,426)	$2,922
Less Discontinued operations, net of tax	(259)	(254)	(254)	508	(259)

Net income from continuing operations	2,663	3,671	3,247	(6,918)	2,663
Adjustments for noncash and nonoperating items:
Depreciation and amortization	25	142	598	-	765
Amortization of film and television costs	-	2,403	4,834	(27)	7,210
Asset impairments	-	(1)	181	-	180
Gain on investments and other assets, net	2	(37)	25	-	(10)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(5,272)	(3,597)	(1,509)	10,378	-
Equity in losses of investee companies, net of cash distributions	2	-	219	-	221
Equity-based compensation	48	53	94	-	195
Deferred income taxes	(161)	(257)	(252)	509	(161)
Changes in operating assets and liabilities, net of acquisitions	479	(551)	(4,092)	(3,912)	(8,076)
Intercompany	-	2,132	(2,132)	-	-

Cash provided by operations from continuing operations	(2,214)	3,958	1,213	30	2,987

INVESTING ACTIVITIES
Investments in available-for-sale securities	(11)	(11)	(15)	-	(37)
Investments and acquisitions, net of cash acquired	(39)	(25)	(596)	-	(660)
Capital expenditures	(38)	(100)	(471)	-	(609)
Investment proceeds from available-for-sale securities	1	-	-	-	1
Advances to (from) parent and consolidated subsidiaries	4,024	261	1	(4,286)	-
Other investment proceeds	26	52	19	(12)	85

Cash provided (used) by investing activities from continuing operations	3,963	177	(1,062)	(4,298)	(1,220)

FINANCING ACTIVITIES
Borrowings	994	-	45	-	1,039
Debt repayments	(638)	-	(48)	-	(686)
Proceeds from exercise of stock options	1,107	-	-	-	1,107
Excess tax benefit from equity instruments	83	-	-	-	83
Principal payments on capital leases	-	(10)	(1)	-	(11)
Repurchases of common stock	(3,272)	-	-	-	(3,272)
Dividends paid	(1,011)	-	7	(7)	(1,011)
Other financing activities	66	(12)	(118)	(16)	(80)
Change in due to/from parent and investment in segment	-	(4,178)	(113)	4,291	-

Cash used by financing activities from continuing operations	(2,671)	(4,200)	(228)	4,268	(2,831)

Cash provided (used) by continuing operations	(922)	(65)	(77)	-	(1,064)

Cash provided (used) by operations from discontinued operations	(9)	(25)	489	-	455
Cash used by investing activities from discontinued operations	214	221	(26)	(435)	(26)
Cash used by financing activities from discontinued operations	-	-	(435)	435	-
Effect of change in cash and equivalents of discontinued operations	-	-	14	-	14

Cash provided (used) by discontinued operations	205	196	42	-	443

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(717)	131	(35)	-	(621)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,578	164	639	-	3,381

CASH AND EQUIVALENTS AT END OF PERIOD	$1,861	$295	$604	$-	$2,760

TIME WARNER INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2014, 2013 and 2012

(millions)

Description	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Period
2014
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$191	$(20)	$(19)	$152
Reserves for sales returns and allowances	1,192	1,867	(2,059)	1,000

Total	$1,383	$1,847	$(2,078)	$1,152

2013 (recast)
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$209	$28	$(46)	$191
Reserves for sales returns and allowances	1,198	2,066	(2,072)	1,192

Total	$1,407	$2,094	$(2,118)	$1,383

2012 (recast)
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$206	$37	$(34)	$209
Reserves for sales returns and allowances	1,381	1,874	(2,057)	1,198

Total	$1,587	$1,911	$(2,091)	$1,407

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number
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

*
3.4

Certificate of Amendment, dated May 24, 2011, to the Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on May 24, 2011 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2011).

*
3.5	By-laws of the Registrant, as amended through July 21, 2014 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 21, 2014).	*
4.1

Indenture dated as of June 1, 1998 among Historic TW (including in its capacity as successor to Time Warner Companies, Inc. (“TWCI”)), Turner Broadcasting System, Inc. (“TBS”) and The Bank of New York Mellon (as successor trustee to JPMorgan Chase Bank) (“BNY Mellon”), as Trustee (incorporated herein by reference to Exhibit 4 to Historic TW’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12259)).

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

*
4.5

Indenture dated as of January 15, 1993 between Historic TW (in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.11 to TWCI’s Annual Report on Form 10-K for the year ended December 31, 1992).

*

4.6

First Supplemental Indenture dated as of June 15, 1993 between Historic TW (in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8637)).

*
4.7

Second Supplemental Indenture dated as of October 10, 1996 among Historic TW (including in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.1 to TWCI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

*
4.8

Third Supplemental Indenture dated as of December 31, 1996 among Historic TW (including in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.10 to Historic TW’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12259)).

*
4.9

Fourth Supplemental Indenture dated as of December 17, 1997 among Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.4 to Historic TW’s, TWCI’s and TBS’ Registration Statement on Form S-4 (Registration Nos. 333-45703, 333-45703-02 and 333-45703-01) filed with the Commission on February 5, 1998 (the “1998 Form S-4”)).

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

*
4.16

Trust Agreement dated as of April 1, 1998 (the “Historic TW Trust Agreement”) among Historic TW, as Grantor, and U.S. Trust Company of California, N.A., as Trustee (“US Trust Company”) (incorporated herein by reference to Exhibit 4.16 to the Historic TW 1997 Form 10-K). (WCI, as grantor, has entered into a Trust Agreement dated March 31, 2003, with US Trust Company that is substantially identical in all material respects to the Historic TW Trust Agreement.)

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
10.10

Form of Non-Qualified Stock Option Agreement, Directors Version 8 (for awards of stock options to non-employee directors under the 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “September 2009 Form 10-Q”)).

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

10.13

Form of Restricted Stock Units Agreement, RSU Executive Agreement, Version 1 (for awards to executive officers under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”)).

* +
10.14

Form of Restricted Stock Units Agreement, RSU Executive Agreement, Version 2 (for awards to executive officers under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”)).

* +
10.15

Form of Non-Qualified Stock Option Agreement, Share Retention, Version 1 (for awards of stock options to executive officers under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the “September 2010 Form 10-Q”)).

* +
10.16

Form of Performance Stock Units Agreement, PSU Agreement, Version 2 (for awards of performance stock units under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.30 to the 2011 Form 10-K).

* +
10.17

Form of Performance Stock Units Agreement, PSU Agreement, Version Bewkes 2 (for awards of performance stock units to Jeffrey Bewkes under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.32 to the 2011 Form 10-K).

* +
10.18

Form of Non-Qualified Stock Option Agreement, Directors Version 1 (for awards of stock options to non-employee directors under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.6 to the September 2010 Form 10-Q).

* +
10.19

Form of Notice of Grant of Stock Options to Non-Employee Director (for awards of stock options to non-employee directors under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.7 to the September 2010 Form 10-Q).

* +
10.20

Form of Non-Qualified Stock Option Agreement, Share Retention, Version Bewkes 1 (for awards of stock options to Jeffrey Bewkes under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.31 to the 2012 Form 10-K).

* +
10.21

Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, as amended through October 25, 2007 (incorporated herein by reference to Exhibit 10.5 to the September 2007 Form 10-Q).

* +
10.22	Time Warner Inc. 2013 Stock Incentive Plan as amended through June 11, 2014 (the “2013 Stock Incentive Plan”).	+
10.23

Form of Restricted Stock Units Agreement, RSU Executive Agreement, Version 1 (for use from August 2013 for awards to executive officers under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “June 2013 Form 10-Q”)).

* +
10.24	Form of Restricted Stock Units Agreement, RSU Executive Agreement, Version 2 (for use from February 2015 for awards to executive officers under the 2013 Stock Incentive Plan).	+
10.25

Form of Restricted Stock Units Agreement, RSU Director Agreement, Version 1 (for awards of restricted stock units to non-employee directors under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.3 to the June 2013 Form 10-Q).

* +
10.26

Form of Notice of Grant of Restricted Stock Units to Non-Employee Director (for awards of restricted stock units to non-employee directors under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.4 to the June 2013 Form 10-Q).

* +
10.27

Form of Performance Stock Units Agreement, PSU Agreement, Version 1 (for use from August 2013 for awards of performance stock units under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.5 to the June 2013 Form 10-Q).

* +
10.28	Form of Performance Stock Units Agreement, PSU Agreement, Version 2 (for use from February 2015 for awards of performance stock units under the 2013 Stock Incentive Plan).	+

10.29

Form of Performance Stock Units Agreement, PSU Agreement, Version Bewkes 1 (for use from August 2013 for awards of performance stock units to Jeffrey Bewkes under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.6 to the June 2013 Form 10-Q).

* +
10.30	Form of Performance Stock Units Agreement, PSU Agreement, Version Bewkes 2 (for use from February 2015 for awards of performance stock units to Jeffrey Bewkes under the 2013 Stock Incentive Plan).	+
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

* +
10.33

Form of Non-Qualified Stock Option Agreement, Share Retention Version 1 (for use from August 2013 for awards of stock options to executive officers under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.9 to the June 2013 Form 10-Q).

* +
10.34	Form of Non-Qualified Stock Option Agreement, Share Retention Version 2 (for use from February 2015 for awards of stock options to executive officers under the 2013 Stock Incentive Plan).	+
10.35

Form of Non-Qualified Stock Option Agreement, Share Retention Incentive Version 2 (for use from February 2015 for awards of stock options with special vesting provisions to executive officers under the 2013 Stock Incentive Plan).

+
10.36

Form of Non-Qualified Stock Option Agreement, Share Retention Version Bewkes 1 (for use from August 2013 for awards of stock options to Jeffrey Bewkes under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.10 to the June 2013 Form 10-Q).

* +
10.37	Form of Non-Qualified Stock Option Agreement, Share Retention Version Bewkes 2 (for use from February 2015 for awards of stock options to Jeffrey Bewkes under the 2013 Stock Incentive Plan).	+
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

* +
10.40	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders).	* +
10.41	Time Warner Inc. Annual Incentive Plan for Executive Officers (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 28, 2009).	* +
10.42

Time Warner Inc. Deferred Compensation Plan (amended and restated as of August 1, 2001) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

* +
10.43

Amendment No. 1 to the Time Warner Inc. Deferred Compensation Plan (amended and restated as of August 1, 2001) effective October 15, 2001 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

* +
10.44

Amendment No. 2 to the Time Warner Inc. Deferred Compensation Plan (amended and restated as of August 1, 2001) effective August 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

* +
10.45

Amendment No. 3 to the Time Warner Inc. Deferred Compensation Plan (amended and restated as of August 1, 2001) effective January 1, 2004 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

* +

10.46

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

* +
10.49	Time Warner Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”)).	* +
10.50

Amendment No. 1 to the Time Warner Supplemental Savings Plan effective June 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

* +
10.51	Amendment No. 2 to the Time Warner Supplemental Savings Plan effective December 1, 2013 (incorporated herein by reference to Exhibit 10.48 to the 2013 Form 10-K (the “2013 Form 10-K”)).	* +
10.52

Time Warner Excess Benefit Pension Plan (as amended through July 28, 2010) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

* +
10.53

Amendment No. 2 to the Time Warner Excess Benefit Pension Plan (as amended through July 28, 2010) effective as of June 7, 2014 following the separation of Time Inc. from the Registrant (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

* +
10.54

Amended and Restated Employment Agreement made November 20, 2012, effective as of January 1, 2013, between the Registrant and Jeffrey Bewkes (incorporated herein by reference to Exhibit 10.42 to the 2012 Form 10-K).

* +
10.55	Amended and Restated Employment Agreement made February 24, 2015, effective as of January 1, 2015, between the Registrant and Howard M. Averill.	+
10.56

Amended and Restated Employment Agreement made November 3, 2014, effective as of January 1, 2014, between the Registrant and Paul T. Cappuccio (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “September 2014 Form 10-Q”)).

* +
10.57

Amended and Restated Employment Agreement made October 31, 2014, effective as of August 1, 2014, between the Registrant and Olaf Olafsson (incorporated herein by reference to Exhibit 10.2 to the September 2014 Form 10-Q).

* +
10.58

Amended and Restated Employment Agreement made April 14, 2014, effective as of January 1, 2014, between the Registrant and Gary Ginsberg (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 14, 2014).

* +
10.59

Amendment and Restatement Agreement, dated as of December 18, 2013, relating to the Credit Agreement, dated as of January 19, 2011, as amended and restated as of December 14, 2012, among the Registrant, Time Warner International Finance Limited, the Lenders from time to time party thereto, and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 18, 2013 (the “December 2013 Form 8-K”)).

*
10.60

Amended and Restated Credit Agreement, dated as of January 19, 2011, as amended and restated as of December 18, 2013, among the Registrant, Time Warner International Finance Limited, the Lenders from time to time party thereto, and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the December 2013 Form 8-K).

*

10.61

First Amendment, dated as of December 18, 2014, to the Amended and Restated Credit Agreement, dated as of January 19, 2011, as amended and restated as of December 18, 2013, among the Registrant and Time Warner International Finance Limited, as borrowers, the Lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 18, 2014).

*
10.62

Form of Commercial Paper Dealer Agreement 4(2) Program (the “Commercial Paper Dealer Agreement”) among the Registrant, as Issuer, Historic TW, as Note Guarantor, HBO and TBS, as Supplemental Guarantors, and Dealer (incorporated herein by reference to Exhibit 10.53 to the 2010 Form 10-K).

*
10.63	Form of Letter Agreement among the Registrant, as Issuer, Historic TW, as Note Guarantor, HBO and TBS, as Supplemental Guarantors, and Dealer, amending the Commercial Paper Dealer Agreement.
10.64	Second Amended and Restated Tax Matters Agreement, dated as of May 20, 2008, between the Registrant and Time Warner Cable (incorporated herein by reference to Exhibit 99.2 to the May 2008 Form 8-K).	*
10.65	Second Tax Matters Agreement, dated as of November 16, 2009, by and between the Registrant and AOL Inc. (incorporated herein by reference to Exhibit 99.2 to the November 2009 Form 8-K).	*
10.66

Reimbursement Agreement, dated as of March 31, 2003, by and among Time Warner Cable, the Registrant, WCI, ATC and TWE (“Reimbursement Agreement”) (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated March 28, 2003).

*
10.67

Amendment No. 1 to Reimbursement Agreement made by and among Time Warner Cable and the Registrant, dated as of May 20, 2008 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.

†
101

The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in extensible Business Reporting Language:

(i) Consolidated Balance Sheet at December 31, 2014 and 2013, (ii) Consolidated Statement of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statement of Equity for the years ended December 31, 2014, 2013 and 2012, (vi) Notes to Consolidated Financial Statements (tagged as a block of text) and (vii) Supplementary Information – Condensed Consolidating Financial Statements (tagged as a block of text).

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