Form 10-Q
period 2015-03-31
TIME WARNER INC.
filed 2015-04-29
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2015 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of April 20, 2015
Common Stock – $.01 par value	824,602,394

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2015. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2015 and cash flows for the three months ended March 31, 2015.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, Adult Swim, Cartoon Network, CNN, HBO, Cinemax, Warner Bros. and New Line Cinema. During the three months ended March 31, 2015, the Company generated Revenues of $7.127 billion (up 5% from $6.803 billion in 2014), Operating Income of $1.786 billion (down 13% from $2.048 billion in 2014), Income from continuing operations of $933 million (down 32% from $1.365 billion in 2014), Net Income of $970 million (down 25% from $1.292 billion in 2014) and Cash provided by operations from continuing operations of $1.009 billion (down 42% from $1.733 billion in 2014). The Company’s results for the three months ended March 31, 2014 were significantly impacted by the sale and leaseback of the Company’s space in Time Warner Center in January 2014. Refer to “Transactions and Other Items Affecting Comparability” for more information.

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Turner, Home Box Office and Warner Bros. For additional information regarding Time Warner’s segments, refer to Note 12, “Segment Information,” to the accompanying consolidated financial statements.

Turner.  The Turner segment consists of businesses managed by Turner Broadcasting System, Inc. (“Turner”). During the three months ended March 31, 2015, the Turner segment recorded Revenues of $2.710 billion (38% of the Company’s total Revenues) and Operating Income of $1.108 billion.

Turner operates domestic and international television networks and related properties that offer entertainment, sports, kids and news programming on television and digital platforms for consumers around the world. The Turner networks and related properties include TNT, TBS, Adult Swim, truTV, Turner Classic Movies, Turner Sports, Cartoon Network, Boomerang, CNN and HLN. The Turner networks generate revenues principally from providing programming to affiliates that have contracted to receive and distribute this programming to subscribers, from the sale of advertising and from licensing its original programming, including to subscription-video-on-demand (“SVOD”) services, and its brands and characters for consumer products. Turner’s programming is available to audiences for viewing live and on demand across television, mobile devices and other digital platforms through services provided by affiliates and on Turner’s digital properties. Turner also owns and operates various digital media businesses, including Bleacher Report; the CNN digital properties, including CNN Go, CNN.com and CNNMoney.com; and other digital properties associated with its networks, all of which generate revenues principally from the sale of advertising and sponsorships. In addition, Turner manages and operates sports league digital properties in conjunction with associated television rights, such as NBA Digital and NCAA.com, which also generate revenues primarily from the sale of advertising and sponsorships.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Home Box Office.  The Home Box Office segment consists of businesses managed by Home Box Office, Inc. (“Home Box Office”). During the three months ended March 31, 2015, the Home Box Office segment recorded Revenues of $1.398 billion (19% of the Company’s total Revenues) and Operating Income of $458 million.

Home Box Office operates the HBO and Cinemax multi-channel premium pay television services, with the HBO service ranking as the most widely distributed multi-channel premium pay television service. HBO- and Cinemax-branded premium pay and basic tier television services are distributed in over 60 countries in Latin America, Asia and Europe. In the U.S., Home Box Office generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. HBO and Cinemax programming is available in the U.S. to subscribers of affiliates for viewing on its main HBO and Cinemax channels and its multiplex channels, through Home Box Office’s on demand services, HBO On Demand and Cinemax On Demand, and through Home Box Office’s streaming video-on-demand services, HBO GO and MAX GO. HBO GO and MAX GO are available on a variety of digital platforms, including mobile devices, gaming consoles and Internet connected streaming devices and televisions. Home Box Office’s agreements with its domestic affiliates are typically long-term arrangements that provide for annual service fee increases and marketing support. While fees to Home Box Office under affiliate agreements are generally based on the number of subscribers served by the affiliates, the relationship between subscriber totals and the amount of revenues earned depends on the specific terms of the applicable agreement, which may include basic and/or pay television subscriber thresholds, volume discounts and other performance-based discounts. Marketing and promotional activities intended to retain existing subscribers and acquire new subscribers may also impact revenue earned. Home Box Office also derives subscription revenues from the distribution by international affiliates of country-specific HBO and Cinemax premium pay and basic tier television services to their local subscribers. HBO GO is available to HBO premium pay television subscribers in a number of countries outside the U.S. In April 2015, Home Box Office launched HBO NOW, a stand-alone premium streaming service available to consumers in the U.S. with a broadband connection for a monthly fee.

Additional sources of revenues for Home Box Office are (i) the home entertainment sales of its original programming, including Game of Thrones, True Blood, Boardwalk Empire and True Detective, on DVDs and Blu-ray Discs and via electronic sell-through (“EST”) and (ii) the licensing of its original programming to international television networks and SVOD services.

Warner Bros.  The Warner Bros. segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute television shows, feature films and videogames. During the three months ended March 31, 2015, the Warner Bros. segment recorded Revenues of $3.199 billion (43% of the Company’s total Revenues) and Operating Income of $324 million.

Warner Bros. is a leader in the television content industry. For the 2014/2015 season, Warner Bros. is producing over 65 series in the U.S., including (i) at least two series for each of the five broadcast networks (including 2 Broke Girls, Arrow, The Bachelor, The Big Bang Theory, The Flash, The Following, Gotham, The Middle, Mike & Molly, Mom, Person of Interest, Supernatural, Vampire Diaries and The Voice), (ii) original series for basic cable networks (including Major Crimes, Pretty Little Liars and Rizzoli & Isles), (iii) series for premium pay television services (The Leftovers and Shameless), (iv) series for first-run syndication (including The Ellen DeGeneres Show, Extra and TMZ) and (v) animated series for Cartoon Network and Adult Swim. Warner Bros. also licenses many of its U.S. original television series in international territories. Outside the U.S., Warner Bros. has a global network of production companies in 16 countries (located across Europe and South America and in Australia and New Zealand), which allows Warner Bros. to develop programming specifically tailored for the audiences in these territories. These local production companies also focus on developing non-scripted programs and formats that can be adapted and sold internationally and in the U.S. Television product revenues are generated principally from the licensing of programs to broadcast and cable television networks and premium pay television and SVOD services.

Warner Bros. is also a leader in the feature film industry and produces feature films under its Warner Bros. and New Line Cinema banners. The Warner Bros. segment’s theatrical product revenues are generated principally through rental fees from theatrical exhibition of feature films, including the following recently released films: Annabelle, American

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Sniper, Focus, Get Hard, The Hobbit: The Battle of the Five Armies, Interstellar, Jupiter Ascending and Run All Night, and subsequently through licensing fees received from the distribution of films on premium pay television, television broadcast and cable networks and SVOD services.

The segment also generates television and theatrical product revenues from the distribution of television and theatrical product in various digital formats (e.g., EST and video-on-demand) and on DVDs and Blu-ray Discs for home entertainment. In addition, the segment generates revenues through the development and distribution of videogames. Warner Bros.’ television, film and videogame businesses benefit from a shared infrastructure, including shared production, distribution, marketing and administrative functions and resources.

The distribution and sale of physical discs is one of the largest contributors to the segment’s revenues and profits. For the past several years, sales of physical discs have declined as the home entertainment industry has been undergoing significant changes as it transitions from the physical distribution of film and television content via DVDs and Blu-ray Discs to the electronic delivery of such content. Several factors have contributed to this decline, including consumers shifting to SVOD services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than physical disc sales; changing retailer initiatives and strategies (e.g., reduction of floor space devoted to physical discs); retail store closures; increasing competition for consumer discretionary time and spending; and piracy. The electronic delivery of film and television content is growing and becoming more important to the Warner Bros. segment, which has helped to offset some of the decline in sales of physical discs. During the first quarter of 2015, across the home entertainment industry, consumer spending on physical discs continued to decline and consumer spending on electronic delivery continued to increase.

Recent Developments

Venezuela Currency

Certain of the Company’s divisions conduct business with third parties located in Venezuela and, as a result, the Company holds net monetary assets denominated in Venezuelan Bolivares Fuertes (“VEF”) that primarily consist of cash and accounts receivable. As of December 31, 2014, the Company used the SICAD 2 exchange rate to remeasure its VEF-denominated monetary assets. Because of Venezuelan government-imposed restrictions on the exchange of VEF into foreign currency in Venezuela, the Company has not been able to convert VEF earned in Venezuela into U.S. Dollars through the Venezuelan government’s foreign currency exchanges.

On February 10, 2015, Venezuelan government officials announced changes to Venezuela’s foreign currency exchange system. Those changes included the elimination of the SICAD 2 exchange due to the merger of the SICAD 1 and SICAD 2 exchanges into a single SICAD exchange as well as the creation of the Simadi exchange, which is a new free market foreign currency exchange. On their initial date of activity, the exchange rates published by the Central Bank of Venezuela were 12 VEF to each U.S. Dollar for the SICAD exchange and 170 VEF to each U.S. Dollar for the Simadi exchange. Given the restrictions associated with the official government rate and the SICAD exchange, starting on February 10, 2015, the Company began to use the Simadi exchange rate to remeasure its VEF-denominated transactions and balances and recognized a pretax foreign exchange loss of $22 million in the Consolidated Statement of Operations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by transactions and certain other items in each period as follows (millions):

	Three Months Ended March 31,
	2015	2014

Asset impairments	$(1)	$(12)
Gain (loss) on operating assets, net	(3)	454
Venezuelan foreign currency loss	(22)	-
Other	(2)	(20)

Impact on Operating Income	(28)	422
Investment losses, net	(59)	(5)
Amounts related to the separation of Time Warner Cable Inc.	(4)	(1)
Amounts related to the disposition of Warner Music Group	-	(1)
Amounts related to the separation of Time Inc.	(2)	-
Items affecting comparability relating to equity method investments	(2)	-

Pretax impact	(95)	415
Income tax impact of above items	18	65

Impact of items affecting comparability on income from continuing operations	$(77)	$480

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $12 million and $26 million for the three months ended March 31, 2015 and 2014, respectively. For further discussion of Restructuring and severance costs, see “Overview,” “Consolidated Results” and “Business Segment Results.”

Asset Impairments

During the three months ended March 31, 2015, the Company recognized a miscellaneous asset impairment of $1 million at Corporate. During the three months ended March 31, 2014, the Company recognized asset impairments of $1 million at the Turner segment related to miscellaneous assets and $5 million and $6 million at the Warner Bros. segment and Corporate, respectively, related to certain internally developed software.

Gain (Loss) on Operating Assets, Net

For the three months ended March 31, 2015, the Company recognized a $3 million loss at the Turner segment related to the remeasurement of its previously held investment in Esporte Interativo (“EI”), a Brazilian television network that airs sports programming, upon the Turner segment’s acquisition of a controlling interest in EI. For the three months ended March 31, 2014, the Company recognized a $13 million gain at the Turner segment related to the sale of Zite, Inc., a news content aggregation and recommendation platform, and a $441 million gain at Corporate in connection with the sale and leaseback of the Company’s space in Time Warner Center.

Venezuelan Foreign Currency Loss

For the three months ended March 31, 2015, the Company recognized a pretax foreign exchange loss of $22 million, consisting of $17 million at the Turner segment and $5 million at the Warner Bros. segment, related to a change in the foreign currency exchange rate used by the Company for remeasuring its Venezuelan net monetary assets from the SICAD 2 rate to the Simadi rate. See “Recent Developments” for more information.

Other

Other reflects external costs related to mergers, acquisitions or dispositions of $2 million and $20 million for the three months ended March 31, 2015 and 2014, respectively. External costs related to mergers, acquisitions or dispositions for the

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

three months ended March 31, 2015 consisted of $1 million at the Warner Bros. segment and $1 million at Corporate. External costs related to mergers, acquisitions or dispositions for the three months ended March 31, 2014 consisted of $7 million at the Turner segment primarily related to exit costs in connection with the shutdown of CNN Latino, a Spanish-language news broadcast programming block, $6 million at the Warner Bros. segment primarily related to the acquisition of the operations outside the U.S. of Eyeworks Group and $7 million at Corporate related to the legal and structural separation of Time Inc. from the Company (the “Time Separation”). External costs related to mergers, acquisitions or dispositions are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Investment Losses, Net

For the three months ended March 31, 2015, the Company recognized $59 million of investment losses, net consisting of $56 million of fair value adjustments relating to warrants to purchase common stock of Central European Media Enterprises Ltd. (“CME”) held by the Company and $3 million of miscellaneous investment losses. For the three months ended March 31, 2014, the Company recognized $5 million of investment losses, net.

Amounts Related to the Separation of Time Warner Cable Inc.

For the three months ended March 31, 2015, the Company recognized $4 million of other loss related to changes in the value of a Time Warner Cable Inc. (“TWC”) tax indemnification receivable, which has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations. For the three months ended March 31, 2014, the Company recognized $1 million of other expense related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by TWC employees, which has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Disposition of Warner Music Group

For the three months ended March 31, 2014, the Company recognized a loss of $1 million, primarily related to a tax indemnification obligation associated with the disposition of Warner Music Group (“WMG”) in 2004. This amount has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Separation of Time Inc.

For the three months ended March 31, 2015, the Company recognized $2 million of other loss reflecting pension and other retirement benefits related to employees and former employees of Time Inc.

Items Affecting Comparability Relating to Equity Method Investments

For the three months ended March 31, 2015, the Company recognized $2 million of losses as its share of discontinued operations recorded by an equity method investee.

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

Revenues.  The components of Revenues are as follows (millions):

	Three Months Ended March 31,
	2015	2014	% Change

Turner	$2,710	$2,593	5%
Home Box Office	1,398	1,339	4%
Warner Bros.	3,199	3,066	4%
Intersegment eliminations	(180)	(195)	(8%)

Total revenues	$7,127	$6,803	5%

For the three months ended March 31, 2015, Revenues at the Turner segment increased driven by higher Advertising, Subscription and Content and other revenues. Revenues at the Home Box Office segment increased for the three months ended March 31, 2015 mainly due to higher Subscription revenues. For the three months ended March 31, 2015, Revenues at the Warner Bros. segment increased driven by higher Theatrical product and Videogames and other revenues. The strengthening of the U.S. Dollar relative to foreign currencies to which the Company is exposed resulted in a decline in the Company’s Revenues of approximately $235 million. Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  For the three months ended March 31, 2015, Costs of revenues increased to $4.088 billion from $3.851 billion for the three months ended March 31, 2014 reflecting increases at the Warner Bros. and Home Box Office segments, partially offset by a decrease at the Turner segment. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses.  For the three months ended March 31, 2015, Selling, general and administrative expenses decreased 6% to $1.189 billion from $1.270 billion for the three months ended March 31, 2014, primarily reflecting decreases at the Turner segment and Corporate. For the three months ended March 31, 2015, Selling, general and administrative expenses included a $22 million foreign currency charge related to a change in the foreign currency exchange rate used by the Company for remeasuring its Venezuelan net monetary assets from the SICAD 2 rate to the Simadi rate. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $122 million for the three months ended March 31, 2015 and $133 million for the three months ended March 31, 2014.

Amortization Expense.  Amortization expense was $48 million for the three months ended March 31, 2015 and $50 million for the three months ended March 31, 2014.

Restructuring and Severance Costs.  For the three months ended March 31, 2015 and 2014, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs are as follows (millions):

	Three Months Ended March 31,
	2015	2014

Turner	$8	$12
Home Box Office	1	8
Warner Bros.	3	2
Corporate	-	4

Total restructuring and severance costs	$12	$26

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Operating Income.  Operating Income decreased to $1.786 billion for the three months ended March 31, 2015 from $2.048 billion for the three months ended March 31, 2014. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $28 million of expense and $422 million of income for the three months ended March 31, 2015 and 2014, respectively, Operating Income increased $188 million despite the unfavorable impact of foreign currency exchange rates of approximately $130 million, primarily reflecting an increase at the Turner segment, partially offset by a decrease at the Warner Bros. segment. The segment variations are discussed under “Business Segment Results.”

Interest Expense, Net.  For the three months ended March 31, 2015, Interest expense, net increased to $294 million from $265 million for the three months ended March 31, 2014 reflecting higher average debt balances and lower interest income of $11 million, partially offset by lower average interest rates. The decrease in interest income was mainly due to the recognition of interest income during the three months ended March 31, 2014 on a note receivable that was collected in March 2014, partially offset by noncash interest income accretion related to the CME transactions completed in 2014.

Other Loss, Net.  Other loss, net detail is shown in the table below (millions):

	Three Months Ended March 31,
	2015	2014

Investment losses, net	$(59)	$(5)
Amounts related to the separation of TWC	(4)	(1)
Amounts related to the disposition of WMG	-	(1)
Amounts related to the separation of Time Inc.	(2)	-
Items affecting comparability related to equity method investments	(2)	-
Income (loss) from equity method investees	(47)	1
Other	(3)	(5)

Other loss, net	$(117)	$(11)

Investment losses, net, items affecting comparability relating to equity method investments and amounts related to the separation of TWC, the disposition of WMG and the separation of Time Inc. are discussed under “Transactions and Other Items Affecting Comparability.” The remaining change in Other loss, net for the three months ended March 31, 2015 was primarily related to losses from equity method investees, which included the unfavorable impact of foreign exchange rates of approximately $20 million.

Income Tax Provision.  Income tax provision increased to $442 million for the three months ended March 31, 2015 from $407 million for the three months ended March 31, 2014. The Company’s effective tax rate was 32% for the three months ended March 31, 2015 compared to 23% for the three months ended March 31, 2014. The increase in the effective tax rate for the three months ended March 31, 2015 was primarily due to the recognition of tax attribute carryforwards during the three months ended March 31, 2014.

Income from Continuing Operations.  Income from continuing operations was $933 million and $1.365 billion for the three months ended March 31, 2015 and 2014, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $77 million of expense and $480 million of income for the three months ended March 31, 2015 and 2014, respectively, Income from continuing operations increased $125 million, primarily reflecting higher operating income, partly offset by higher income taxes. Basic and Diluted income from continuing operations per common share were $1.12 and $1.10, respectively, for the three months ended March 31, 2015 and were $1.53 and $1.50, respectively, for the three months ended March 31, 2014.

Discontinued Operations, Net of Tax.  Discontinued operations, net of tax was income of $37 million for the three months ended March 31, 2015 primarily related to the final resolution of a tax indemnification obligation associated with the disposition of WMG and a loss of $73 million for the three months ended March 31, 2014 primarily related to the Time Separation. For the three months ended March 31, 2015, Basic and Diluted income from discontinued operations per common share were both $0.05 as compared to a Basic and Diluted loss from discontinued operations per common share for both of $0.08 for the three months ended March 31, 2014.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Net Income.  Net income was $970 million and $1.292 billion for the three months ended March 31, 2015 and 2014, respectively. Basic and Diluted net income per common share were $1.17 and $1.15, respectively, for the three months ended March 31, 2015 and were $1.45 and $1.42, respectively, for the three months ended March 31, 2014.

Business Segment Results

Turner.  Revenues and Operating Income of the Turner segment for the three months ended March 31, 2015 and 2014 are as follows (millions):

	Three Months Ended March 31,
	2015	2014	% Change
Revenues:
Subscription	$1,347	$1,309	3%
Advertising	1,179	1,137	4%
Content and other	184	147	25%

Total revenues	2,710	2,593	5%
Costs of revenues(a)	(1,169)	(1,204)	(3%)
Selling, general and administrative(a)	(353)	(431)	(18%)
Gain (loss) on operating assets	(3)	13	(123%)
Asset impairments	-	(1)	(100%)
Venezuelan foreign currency loss	(17)	-	NM
Restructuring and severance costs	(8)	(12)	(33%)
Depreciation	(48)	(54)	(11%)
Amortization	(4)	(4)	-

Operating Income	$1,108	$900	23%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues for the three months ended March 31, 2015 reflected higher domestic revenues of $40 million primarily due to higher contractual rates, partially offset by lower subscribers. International subscription revenue growth was more than offset by the unfavorable impact of foreign exchange rates of approximately $35 million.

The increase in Advertising revenues for the three months ended March 31, 2015 reflected domestic growth of $43 million, mainly driven by the 2015 National Collegiate Athletic Association Division I Men’s Basketball Championship tournament (the “NCAA Tournament”) and Turner’s news businesses, partially offset by lower audience delivery at certain of its domestic entertainment networks. International advertising revenue growth was more than offset by the unfavorable impact of foreign exchange rates of approximately $18 million.

The increase in Content revenues for the three months ended March 31, 2015 was primarily due to higher license fees from SVOD services.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Turner segment are as follows (millions):

	Three Months Ended March 31,
	2015	2014	% Change
Programming costs:
Originals and sports	$785	$777	1%
Acquired films and syndicated series	194	231	(16%)

Total programming costs	979	1,008	(3%)
Other direct operating costs	190	196	(3%)

Costs of revenues(a)	$1,169	$1,204	(3%)

(a)	Costs of revenues exclude depreciation.

For the three months ended March 31, 2015, programming costs decreased primarily due to lower acquired films and syndicated series costs, which was due to the timing and mix of programming as a result of the abandonment of certain programming during 2014. Originals and sports programming costs increased primarily due to higher costs related to the NCAA Tournament and NBA games, partly offset by lower costs for originals primarily due to timing.

The decrease in Selling, general and administrative expense for the three months ended March 31, 2015 was primarily due to lower marketing expenses of $48 million due to timing as well as operational efficiency initiatives, including the 2014 restructuring.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Gain (loss) on operating assets, Venezuelan foreign currency loss and external costs related to mergers, acquisitions and dispositions for the three months ended March 31, 2015 and 2014, which affected the comparability of the Turner segment’s results.

The increase in Operating Income for the three months ended March 31, 2015 was primarily due to higher Revenues, lower Selling, general and administrative expenses and lower Costs of revenues.

Home Box Office.  Revenues and Operating Income of the Home Box Office segment for the three months ended March 31, 2015 and 2014 are as follows (millions):

	Three Months Ended March 31,
	2015	2014	% Change
Revenues:
Subscription	$1,179	$1,130	4%
Content and other	219	209	5%

Total revenues	1,398	1,339	4%
Costs of revenues(a)	(722)	(656)	10%
Selling, general and administrative(a)	(192)	(186)	3%
Restructuring and severance costs	(1)	(8)	(88%)
Depreciation	(21)	(21)	-
Amortization	(4)	(4)	-

Operating Income	$458	$464	(1%)

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues for the three months ended March 31, 2015 was driven primarily by higher domestic contractual rates. International subscription revenues were essentially flat mainly due to the transfer to Turner of the operation and certain contracts of an HBO-branded basic tier television service in India, offset by growth from international subscribers.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The increase in Content and other revenues for the three months ended March 31, 2015 was primarily due to higher home entertainment revenues.

The components of Costs of revenues for the Home Box Office segment are as follows (millions):

	Three Months Ended March 31,
	2015	2014	% Change
Programming costs:
Originals and sports	$251	$218	15%
Acquired films and syndicated series	260	250	4%

Total programming costs	511	468	9%
Other direct operating costs	211	188	12%

Costs of revenues(a)	$722	$656	10%

(a)	Costs of revenues exclude depreciation.

The increase in programming costs for the three months ended March 31, 2015 was primarily due to higher originals and sports programming costs, reflecting higher costs for original series. The increase in other direct operating costs for the three months ended March 31, 2015 was mainly due to higher participation expenses associated with original series.

For the three months ended March 31, 2015, Selling, general and administrative expenses increased due to higher marketing expenses related to the launch of HBO NOW in April 2015.

The decrease in Operating Income for the three months ended March 31, 2015 was primarily due to higher Costs of revenues, partially offset by higher Revenues.

Warner Bros.  Revenues and Operating Income of the Warner Bros. segment for the three months ended March 31, 2015 and 2014 are as follows (millions):

	Three Months Ended March 31,
	2015	2014	% Change
Revenues:
Theatrical product	$1,465	$1,397	5%
Television product	1,348	1,341	1%
Videogames and other	386	328	18%

Total revenues	3,199	3,066	4%
Costs of revenues(a)	(2,315)	(2,123)	9%
Selling, general and administrative(a)	(463)	(474)	(2%)
Asset impairments	-	(5)	(100%)
Venezuelan foreign currency loss	(5)	-	NM
Restructuring and severance costs	(3)	(2)	50%
Depreciation	(49)	(51)	(4%)
Amortization	(40)	(42)	(5%)

Operating Income	$324	$369	(12%)

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Revenues for the three months ended March 31, 2015 and 2014 are as follows (millions):

	Three Months Ended March 31,
	2015	2014	% Change
Theatrical product:
Film rentals	$593	$555	7%
Home video and electronic delivery	369	382	(3%)
Television licensing	440	403	9%
Consumer products and other	63	57	11%

Total theatrical product	$1,465	$1,397	5%

Television product:
Television licensing	1,137	1,109	3%
Home video and electronic delivery	106	114	(7%)
Consumer products and other	105	118	(11%)

Total television product	$1,348	$1,341	1%

The increase in Revenues for the three months ended March 31, 2015 included the net unfavorable impact of foreign exchange rates of approximately $170 million.

Theatrical product revenues from film rentals increased for the three months ended March 31, 2015, reflecting higher carryover revenues of $224 million from prior period releases, partially offset by lower revenues of $186 million from theatrical films released during the first quarter of 2015 compared to the first quarter of 2014. The Company released four theatrical films in the first quarters of both 2015 and 2014.

For the three months ended March 31, 2015, theatrical product revenues from home video and electronic delivery decreased due to lower revenues of $56 million from prior period releases, including catalog titles, partially offset by higher revenues of $43 million from releases during the first quarter of 2015 compared to the first quarter of 2014. There were five and two home video and electronic delivery releases in the first quarters of 2015 and 2014, respectively.

The increase in theatrical product revenues from television licensing was primarily due to higher international sales as well as the number and mix of domestic availabilities.

Television product revenues from television licensing for the three months ended March 31, 2015 increased primarily due to higher syndication revenues including higher license fees from SVOD services, partially offset by lower initial telecast revenues.

Videogames and other revenues increased for the three months ended March 31, 2015 primarily due to higher revenues from videogames released during the first quarter of 2015 as compared to the first quarter of 2014. The Company released three and two videogames during the first quarters of 2015 and 2014, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Warner Bros. segment are as follows (millions):

	Three Months Ended March 31,
	2015	2014	% Change

Film and television production costs	$1,568	$1,439	9%
Print and advertising costs	482	432	12%
Other costs, including merchandise and related costs	265	252	5%

Costs of revenues(a)	$2,315	$2,123	9%

(a)	Costs of revenues excludes depreciation.

Included in film and television production costs are production costs related to videogames, as well as theatrical film and videogame valuation adjustments resulting primarily from revisions to estimates of ultimate revenue and/or costs for certain theatrical films and videogames. Theatrical film valuation adjustments for the three months ended March 31, 2015 and 2014 were $39 million and $36 million, respectively. Videogame valuation adjustments for the three months ended March 31, 2015 and 2014 were $16 million and $18 million, respectively. The increases in film and television production costs and print and advertising costs for the three months ended March 31, 2015 were primarily due to the mix of product released.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Venezuelan foreign currency and external costs related to mergers, acquisitions and dispositions for the three months ended March 31, 2015 and 2014, which affected the comparability of the Warner Bros. segment’s results.

The decrease in Operating Income for the three months ended March 31, 2015 was primarily due to higher Costs of revenues, partially offset by higher Revenues.

Corporate.  Corporate’s Operating Income (Loss) for the three months ended March 31, 2015 and 2014 was as follows (millions):

	Three Months Ended March 31,
	2015	2014	% Change
Selling, general and administrative(a)	$(99)	$(115)	(14%)
Gain on operating assets	-	441	(100%)
Asset impairments	(1)	(6)	(83%)
Restructuring and severance costs	-	(4)	(100%)
Depreciation	(4)	(7)	(43%)

Operating Income (Loss)	$(104)	$309	(134%)

(a)	Selling, general and administrative expenses exclude depreciation.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Gain on operating assets and external costs related to mergers, acquisitions and dispositions for the three months ended March 31, 2015 and 2014, which affected the comparability of Corporate’s results.

Excluding the transactions noted above, Operating Loss for the three months ended March 31, 2015 decreased primarily due to lower costs related to enterprise efficiency initiatives. The enterprise efficiency initiatives involve the centralization of certain administrative functions to generate cost savings or other benefits for the Company. Selling, general and administrative expenses included costs related to enterprise efficiency initiatives of $2 million and $12 million for the three months ended March 31, 2015 and 2014, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments, quarterly dividend payments and the purchase of common stock under the Company’s stock repurchase program. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at March 31, 2015 was $7.290 billion, which included $2.260 billion of Cash and equivalents.

Current Financial Condition

At March 31, 2015, Time Warner had net debt of $20.211 billion ($22.471 billion of debt less $2.260 billion of Cash and equivalents) and $24.198 billion of Shareholders’ equity, compared to net debt of $19.876 billion ($22.494 billion of debt less $2.618 billion of Cash and equivalents) and $24.476 billion of Shareholders’ equity at December 31, 2014.

The following table shows the significant items contributing to the increase in net debt from December 31, 2014 to March 31, 2015 (millions):

Balance at December 31, 2014	$19,876
Cash provided by operations from continuing operations	(1,009)
Capital expenditures	57
Repurchases of common stock	890
Dividends paid to common stockholders	294
Investments and acquisitions, net of cash acquired	125
Proceeds from the exercise of stock options	(67)
Other investment and sale proceeds	(5)
All other, net	50

Balance at March 31, 2015	$20,211

On June 13, 2014, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases in addition to the $5.0 billion it had previously authorized for share repurchases beginning January 1, 2014. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2015 through April 24, 2015, the Company repurchased 14 million shares of common stock for $1.143 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

During the first quarter of 2015, the Company finalized agreements relating to the construction and development of office and studio space in the Hudson Yards development on the west side of Manhattan in order to move its Corporate headquarters and New York City-based employees to the new space. Based on current construction cost and space projections, the Company expects to invest approximately $1.7 billion in the Hudson Yards development project over the next five years.

Cash Flows

Cash and equivalents decreased by $358 million, including $3 million of Cash provided by discontinued operations, for the three months ended March 31, 2015. Cash and equivalents increased by $1.679 billion, including $53 million of Cash used by discontinued operations for the three months ended March 31, 2014. Components of these changes are discussed below in more detail.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Operating Activities from Continuing Operations

Details of Cash provided by operations from continuing operations are as follows (millions):

	Three Months Ended March 31,
	2015	2014

Operating Income	$1,786	$2,048
Depreciation and amortization	170	183
Net interest payments(a)	(258)	(237)
Net income taxes paid(b)	(158)	(127)
All other, net, including working capital changes	(531)	(134)

Cash provided by operations from continuing operations	$1,009	$1,733

(a)	Includes cash interest received of $8 million and $25 million for the three months ended March 31, 2015 and 2014, respectively.
(b)	Includes income tax refunds received of $11 million and $32 million for the three months ended March 31, 2015 and 2014, respectively.

Cash provided by operations from continuing operations for the three months ended March 31, 2015 decreased primarily due to higher cash used by working capital and lower Operating Income. Cash used by working capital increased primarily due to higher production and participation payments as well as the timing of collections.

Investing Activities from Continuing Operations

Details of Cash provided (used) by investing activities from continuing operations are as follows (millions):

	Three Months Ended March 31,
	2015	2014

Investments in available-for-sale securities	$(29)	$(23)
Investments and acquisitions, net of cash acquired	(96)	(106)
Capital expenditures	(57)	(92)
Proceeds from the sale of Time Warner Center	-	1,264
Other investment proceeds	5	44

Cash provided (used) by investing activities from continuing operations	$(177)	$1,087

The change in Cash provided (used) by investing activities from continuing operations for the three months ended March 31, 2015 was primarily due to proceeds from the sale of space in Time Warner Center received in 2014. Included in Investments and acquisitions, net of cash acquired for the three months ended March 31, 2015 and 2014 are payments of $36 million and $66 million, respectively, related to the Hudson Yards development project.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Financing Activities from Continuing Operations

Details of Cash used by financing activities from continuing operations are as follows (millions):

	Three Months Ended March 31,
	2015	2014

Borrowings	$6	$129
Debt repayments	(11)	(5)
Proceeds from the exercise of stock options	67	116
Excess tax benefit from equity instruments	83	64
Principal payments on capital leases	(2)	(3)
Repurchases of common stock	(890)	(991)
Dividends paid	(294)	(287)
Other financing activities	(152)	(111)

Cash used by financing activities from continuing operations	$(1,193)	$(1,088)

Cash used by financing activities from continuing operations for the three months ended March 31, 2015 increased primarily due to a decrease in Borrowings, lower Proceeds from the exercise of stock options and an increase in cash used for Other financing activities, partially offset by a decrease in Repurchases of common stock. During the three months ended March 31, 2015, the Company issued approximately 2 million shares of common stock and received $67 million in connection with the exercise of stock options. At March 31, 2015, all of the approximately 23 million exercisable stock options outstanding on such date had exercise prices below the closing price of the Company’s common stock on the New York Stock Exchange.

Cash Flows from Discontinued Operations

Details of Cash provided (used) by discontinued operations are as follows (millions):

	Three Months Ended March 31,
	2015	2014

Cash provided (used) by operations from discontinued operations	$3	$(29)
Cash used by investing activities from discontinued operations	-	(19)
Effect of change in cash and equivalents of discontinued operations	-	(5)

Cash provided (used) by discontinued operations	$3	$(53)

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At March 31, 2015, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $29.788 billion. Of this committed capacity, $7.290 billion was unused and $22.471 billion was outstanding as debt. At March 31, 2015, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$2,260	$-	$-	$2,260
Revolving credit facilities and commercial paper program(d)	5,000	-	-	5,000
Fixed-rate public debt	21,925	-	21,925	-
Other obligations(e)	603	27	546	30

Total	$29,788	$27	$22,471	$7,290

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 13.0 years as of March 31, 2015.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts. At March 31, 2015, the principal amounts of the Company’s publicly issued debt mature as follows: $1.000 billion in 2015, $1.150 billion in 2016, $500 million in 2017, $600 million in 2018, $650 million in 2019, $1.400 billion in 2020 and $16.731 billion thereafter. In the period after 2020, no more than $2.0 billion will mature in any given year.

(d)

The revolving credit facilities consist of two $2.5 billion revolving credit facilities. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the revolving credit facilities.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $150 million are due within the next twelve months.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium cable, basic cable, network and syndicated television and SVOD exhibition. Backlog was approximately $6.3 billion and $6.5 billion at March 31, 2015 and December 31, 2014, respectively. Included in the backlog amounts is licensing of theatrical and television product from the Warner Bros. segment to the Turner segment in the amount of $741 million and $700 million at March 31, 2015 and December 31, 2014, respectively. Also included in the backlog amounts is licensing of theatrical product from the Warner Bros. segment to the Home Box Office segment in the amount of $751 million and $788 million at March 31, 2015 and December 31, 2014, respectively.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding (i) the adequacy of the Company’s liquidity to meet its needs for the foreseeable future and (ii) the Company’s expected investment in space in the Hudson Yards development.

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

•	the effects of any significant acquisitions, dispositions and other similar transactions by the Company;
•	the failure to achieve the anticipated benefits of the Company’s cost reduction initiatives;
•	the failure to meet earnings expectations;
•	the adequacy of the Company’s risk management framework;
•	changes in U.S. GAAP or other applicable accounting policies;
•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses;
•	a disruption or failure of the Company’s or its vendors’ network and information systems or other technology relied on by the Company;
•	the effect of union or labor disputes or professional sports league player lockouts;
•	changes in tax, federal communication and other laws and regulations;
•	currency exchange restrictions and currency devaluation risks in some foreign countries;
•	changes in foreign exchange rates; and
•	the other risks and uncertainties detailed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(Unaudited; millions, except share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and equivalents	$2,260	$2,618
Receivables, less allowances of $854 and $1,152	7,645	7,720
Inventories	1,532	1,700
Deferred income taxes	184	184
Prepaid expenses and other current assets	874	958

Total current assets	12,495	13,180

Noncurrent inventories and theatrical film and television production costs	6,735	6,841
Investments, including available-for-sale securities	2,270	2,326
Property, plant and equipment, net	2,580	2,655
Intangible assets subject to amortization, net	1,080	1,141
Intangible assets not subject to amortization	7,030	7,032
Goodwill	27,557	27,565
Other assets	2,448	2,519

Total assets	$62,195	$63,259

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,062	$7,507
Deferred revenue	530	579
Debt due within one year	1,299	1,118

Total current liabilities	8,891	9,204

Long-term debt	21,172	21,376
Deferred income taxes	2,124	2,204
Deferred revenue	307	315
Other noncurrent liabilities	5,503	5,684
Commitments and Contingencies (Note 13)

Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 826 million and 832 million shares outstanding	17	17
Additional paid-in capital	148,819	149,282
Treasury stock, at cost (826 million and 820 million shares)	(43,087)	(42,445)
Accumulated other comprehensive loss, net	(1,307)	(1,164)
Accumulated deficit	(80,244)	(81,214)

Total equity	24,198	24,476

Total liabilities and equity	$62,195	$63,259

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Three Months Ended March 31,

(Unaudited; millions, except per share amounts)

	2015	2014

Revenues	$7,127	$6,803
Costs of revenues	(4,088)	(3,851)
Selling, general and administrative	(1,189)	(1,270)
Amortization of intangible assets	(48)	(50)
Restructuring and severance costs	(12)	(26)
Asset impairments	(1)	(12)
Gain (loss) on operating assets, net	(3)	454

Operating income	1,786	2,048
Interest expense, net	(294)	(265)
Other loss, net	(117)	(11)

Income from continuing operations before income taxes	1,375	1,772
Income tax provision	(442)	(407)

Income from continuing operations	933	1,365
Discontinued operations, net of tax	37	(73)

Net income	$970	$1,292

Per share information:
Basic income per common share from continuing operations	$1.12	$1.53
Discontinued operations	0.05	(0.08)

Basic net income per common share	$1.17	$1.45

Average basic common shares outstanding	829.4	891.0

Diluted income per common share from continuing operations	$1.10	$1.50
Discontinued operations	0.05	(0.08)

Diluted net income per common share	$1.15	$1.42

Average diluted common shares outstanding	845.9	910.6

Cash dividends declared per share of common stock	$0.3500	$0.3175

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended March 31,

(Unaudited; millions)

	2015	2014

Net income	$970	$1,292

Other comprehensive loss, net of tax:
Foreign currency translation:
Unrealized losses occurring during the period	(202)	(20)
Reclassification adjustment for losses realized in net income	5	-

Change in foreign currency translation	(197)	(20)

Unrealized gains (losses) on securities occurring during the period	4	(3)

Benefit obligations:
Unrealized gains (losses) occurring during the period	8	(6)
Reclassification adjustment for losses realized in net income	6	5

Change in benefit obligations	14	(1)

Derivative financial instruments:
Unrealized gains occurring during the period	63	6
Reclassification adjustment for gains realized in net income	(27)	(5)

Change in derivative financial instruments	36	1

Other comprehensive loss	(143)	(23)

Comprehensive income	$827	$1,269

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31,

(Unaudited; millions)

	2015	2014
OPERATIONS
Net income	$970	$1,292
Less Discontinued operations, net of tax	(37)	73

Net income from continuing operations	933	1,365
Adjustments for noncash and nonoperating items:
Depreciation and amortization	170	183
Amortization of film and television costs	2,034	1,957
Asset impairments	1	12
(Gain) loss on investments and other assets, net	3	(448)
Equity in losses of investee companies, net of cash distributions	64	19
Equity-based compensation	90	89
Deferred income taxes	(96)	(244)
Changes in operating assets and liabilities, net of acquisitions	(2,190)	(1,200)

Cash provided by operations from continuing operations	1,009	1,733

INVESTING ACTIVITIES
Investments in available-for-sale securities	(29)	(23)
Investments and acquisitions, net of cash acquired	(96)	(106)
Capital expenditures	(57)	(92)
Proceeds from the sale of Time Warner Center	-	1,264
Other investment proceeds	5	44

Cash provided (used) by investing activities from continuing operations	(177)	1,087

FINANCING ACTIVITIES
Borrowings	6	129
Debt repayments	(11)	(5)
Proceeds from exercise of stock options	67	116
Excess tax benefit from equity instruments	83	64
Principal payments on capital leases	(2)	(3)
Repurchases of common stock	(890)	(991)
Dividends paid	(294)	(287)
Other financing activities	(152)	(111)

Cash used by financing activities from continuing operations	(1,193)	(1,088)

Cash provided (used) by continuing operations	(361)	1,732

Cash provided (used) by operations from discontinued operations	3	(29)
Cash used by investing activities from discontinued operations	-	(19)
Effect of change in cash and equivalents of discontinued operations	-	(5)

Cash provided (used) by discontinued operations	3	(53)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(358)	1,679
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,618	1,816

CASH AND EQUIVALENTS AT END OF PERIOD	$2,260	$3,495

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended March 31,

(Unaudited; millions)

	2015	2014
BALANCE AT BEGINNING OF PERIOD	$24,476	$29,904
Net income	970	1,292
Other comprehensive loss attributable to continuing operations	(143)	(42)
Other comprehensive income attributable to discontinued operations	-	19
Cash dividends	(294)	(287)
Common stock repurchases	(900)	(1,000)
Amounts related primarily to stock options and restricted stock units	89	158

BALANCE AT END OF PERIOD	$24,198	$30,044

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation

Interim Financial Statements

The consolidated financial statements are unaudited; however, in the opinion of management, they contain all of the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

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

Venezuela Currency

Certain of the Company’s divisions conduct business with third parties located in Venezuela and, as a result, the Company holds net monetary assets denominated in Venezuelan Bolivares Fuertes (“VEF”) that primarily consist of cash and accounts receivable. As of December 31, 2014, the Company used the SICAD 2 exchange rate to remeasure its VEF-denominated monetary assets. Because of Venezuelan government-imposed restrictions on the exchange of VEF into foreign currency in Venezuela, the Company has not been able to convert VEF earned in Venezuela into U.S. Dollars through the Venezuelan government’s foreign currency exchanges.

On February 10, 2015, Venezuelan government officials announced changes to Venezuela’s foreign currency exchange system. Those changes included the elimination of the SICAD 2 exchange due to the merger of the SICAD 1 and SICAD 2 exchanges into a single SICAD exchange as well as the creation of the Simadi exchange, which is a new free market foreign currency exchange. On their initial date of activity, the exchange rates published by the Central Bank of Venezuela

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

were 12 VEF to each U.S. Dollar for the SICAD exchange and 170 VEF to each U.S. Dollar for the Simadi exchange. Given the restrictions associated with the official government rate and the SICAD exchange, starting on February 10, 2015, the Company began to use the Simadi exchange rate to remeasure its VEF-denominated transactions and balances and recognized a pretax foreign exchange loss of $22 million in the Consolidated Statement of Operations. Approximately $15 million of such loss related to cash balances.

Accounting Guidance Adopted in 2015

Discontinued Operations

In April 2014, guidance was issued that changes the requirements for reporting discontinued operations. Under this new guidance, a discontinued operation is (i) a component of an entity or group of components that has been disposed of or is classified as held for sale and represents a strategic shift that has had or will have a major effect on an entity’s operations and financial results or (ii) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following disposal and retained equity method investments in a discontinued operation. This guidance became effective on a prospective basis for the Company on January 1, 2015 and did not have a material impact on the Company’s consolidated financial statements.

Accounting Guidance Not Yet Adopted

Revenue Recognition

In May 2014, guidance was issued that establishes a new revenue recognition framework in GAAP for all companies and industries. The core principle of the guidance is that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. The guidance includes a five-step framework to determine the timing and amount of revenue to recognize related to contracts with customers. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework. Based on the current guidance, the new framework will become effective on either a full or modified retrospective basis for the Company on January 1, 2017. The Company is evaluating the impact the guidance will have on its consolidated financial statements.

Consolidation

In February 2015, guidance was issued that changes how companies evaluate entities for consolidation. The changes primarily relate to (i) the identification of variable interests related to fees paid to decision makers or service providers, (ii) how entities determine whether limited partnerships or similar entities are variable interest entities, (iii) how related parties and de facto agents are considered in the primary beneficiary determination, and (iv) the elimination of the presumption that a general partner controls a limited partnership. This guidance will become effective for the Company on January 1, 2016 on either a modified retrospective or full retrospective basis. The Company is currently evaluating the impact the guidance will have, if any, on its consolidated financial statements.

2.	BUSINESS DISPOSITIONS AND ACQUISITIONS

Summary of Discontinued Operations

Discontinued operations, net of tax for the three months ended March 31, 2015 was income of $37 million primarily related to the final resolution of a tax indemnification obligation associated with the disposition of Warner Music Group in 2004.

During 2014, the Company completed the legal and structural separation of Time Inc. With the completion of the separation, the Company disposed of its Time Inc. segment in its entirety and ceased to consolidate Time Inc.’s financial position and results of operations in its consolidated financial statements. Accordingly, the Company has presented the financial position and results of operations of its former Time Inc. segment as discontinued operations in the consolidated financial statements for all periods presented.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial data for discontinued operations is as follows for three months ended March 31, 2014 (millions, except per share amounts):

Total revenues	$745

Pretax loss	(112)
Income tax benefit	39

Net loss	$(73)

Per share information:

Basic net loss per common share	$(0.08)

Average common shares outstanding — basic	891.0

Diluted net loss per common share	$(0.08)

Average common shares outstanding — diluted	910.6

3.	INVESTMENTS

Investment in Hudson Yards Development Project

During the first quarter of 2015, the Company finalized agreements relating to the construction and development of office and studio space in the Hudson Yards development on the west side of Manhattan in order to move its Corporate headquarters and New York City-based employees to the new space. The Company will fund its proportionate share of the costs for the construction and development through a limited liability corporation (“LLC”) that is controlled by the developer and managed by an affiliate of the developer. As of March 31, 2015, the Company’s investment in the LLC, which is accounted for under the equity method of accounting, is approximately $144 million and is included in Investments, including available-for-sale securities in the Consolidated Balance Sheet. Based on current construction cost and space projections, the Company expects to invest approximately $1.7 billion in the Hudson Yards development project over the next five years.

Central European Media Enterprises Ltd.

As of March 31, 2015, the Company has an approximate 49% voting interest in Central European Media Enterprises Ltd.’s (“CME”) common stock and an approximate 75% economic interest in CME on a diluted basis.

As of March 31, 2015, the Company owned 61.4 million shares of CME’s Class A common stock and 1 share of Series A convertible preferred stock, which is convertible into 11.2 million shares of CME’s Class A common stock and votes with the Class A common stock on an as-converted basis. The Company accounts for its investment in CME’s Class A common stock and Series A convertible preferred stock under the equity method of accounting.

As of March 31, 2015, the Company owned shares of CME’s Series B convertible redeemable preferred shares that may be converted into approximately 94.1 million shares of CME’s Class A common stock at the Company’s option at any time after June 25, 2016. The Company accounts for its investment in CME’s Series B convertible redeemable preferred shares under the cost method of accounting.

As of March 31, 2015, the Company owned approximately 3.4 million notes, each consisting of an initial $100 principal amount plus accrued interest of 15% senior secured notes due 2017 (the “Senior Secured Notes”). The Senior Secured Notes are accounted for at their amortized cost and classified as held-to-maturity in the Consolidated Balance Sheet.

As of March 31, 2015, the Company held approximately 101 million warrants to purchase one share of CME Class A common stock. The warrants issued to Time Warner have a four-year term and an exercise price of $1.00 per share, do not contain any voting rights and are not exercisable until May 2016. The warrants are subject to a limited right whereby the Company can exercise any of its warrants earlier solely to own up to 49.9% of CME’s Class A common stock. The warrants are carried at fair value in the Consolidated Balance Sheet. The initial fair value of the warrants was recognized as a discount to the Senior Secured Notes and the term loan provided by the Company to CME (as described below) and a deferred gain related to the revolving credit facility provided by the Company to CME (as described below).

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Time Warner has also provided CME a $115 million revolving credit facility and a $30 million term loan that both mature on December 1, 2017. CME can pay accrued interest on the amounts outstanding under the revolving credit facility and term loan either in cash or by adding the amount of accrued interest to the outstanding principal amount of the term loan or revolving credit facility as applicable. As of March 31, 2015, the carrying value of amounts outstanding under the revolving credit facility and the term loan were $26 million and $22 million, respectively, and are classified as other assets in the Consolidated Balance Sheet.

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

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, respectively (millions):

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities(a)	$234	$-	$-	$234	$232	$5	$-	$237
Available-for-sale securities:
Equity securities	22	-	-	22	19	-	-	19
Debt securities	-	89	-	89	-	60	-	60
Derivatives:
Foreign exchange contracts	-	101	-	101	-	61	-	61
Other	-	-	190	190	-	-	247	247
Liabilities:
Derivatives:
Foreign exchange contracts	-	-	-	-	-	(3)	-	(3)
Other	-	-	(6)	(6)	-	-	(6)	(6)

Total	$256	$190	$184	$630	$251	$123	$241	$615

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements. As of March 31, 2015, assets and liabilities valued using significant unobservable inputs (Level 3) primarily related to an asset of $186 million related to warrants to purchase shares of Class A common stock of Central European Media Enterprises Ltd. (“CME”). The Company estimates the fair value of these warrants using a Monte Carlo Simulation model. Significant unobservable inputs used in the fair value measurement at March 31, 2015 are an expected term of 2.35 years and an expected volatility of approximately 82%. As of both March 31, 2015 and 2014, the other Level 3 assets and liabilities consisted of assets related to equity instruments held by employees of former subsidiaries of the Company, liabilities for contingent consideration and options to redeem securities.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the beginning and ending balances of net derivative assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the three months ended March 31, 2015 and 2014 on such assets and liabilities that were included in the Consolidated Balance Sheet as of March 31, 2015 and 2014 (millions):

	March 31, 2015	March 31, 2014

Balance as of the beginning of the period	$241	$1
Total losses, net:
Included in other loss, net	(56)	(1)
Included in other comprehensive loss	-	-
Purchases	-	-
Settlements	(1)	(6)
Issuances	-	-
Transfers in and/or out of Level 3	-	-

Balance as of the end of the period	$184	$(6)

Net loss for the period included in net income related to assets and liabilities still held as of the end of the period	$(56)	$-

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at March 31, 2015, the fair value of Time Warner’s debt exceeded its carrying value by approximately $4.911 billion and, based on interest rates prevailing at December 31, 2014, the fair value of Time Warner’s debt exceeded its carrying value by approximately $4.251 billion. The fair value of Time Warner’s debt was considered a Level 2 measurement as it was based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity.

Information as of March 31, 2015 about the Company’s investments in CME that are not required to be carried at fair value on a recurring basis is as follows (millions):

	Carrying Value	Fair Value	Fair Value Hierarchy

Class A common stock(a)	$-	$193	Level 1
Series B convertible redeemable preferred shares	$50	$250	Level 2
Senior secured notes	$257	$389	Level 2

(a)	Includes one share of Series A convertible preferred stock.

The fair values of the Company’s investments in CME’s Class A common stock (including Series A convertible preferred stock) and Series B convertible redeemable preferred shares are primarily determined by reference to the March 31, 2015 closing price of CME’s common stock. The fair value of the Company’s investment in CME’s senior secured notes is primarily determined by reference to observable sales transactions.

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

During the three months ended March 31, 2015 and March 31, 2014, the Company performed fair value measurements related to certain theatrical films and television programs. In determining the fair value of its theatrical films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular theatrical film. The fair value of any theatrical films and television programs that management plans to abandon is zero. Because the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement. The following table presents certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, that were written down to fair value (millions):

	Carrying value before write down	Carrying value after write down
Fair value measurements made during the three months ended March 31,:
2015	$176	$137
2014	$184	$140

5.	INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	March 31, 2015	December 31, 2014
Inventories:
Programming costs, less amortization	$3,003	$3,251
Other inventory, primarily DVDs and Blu-ray Discs	204	228

Total inventories	3,207	3,479
Less: current portion of inventory	(1,532)	(1,700)

Total noncurrent inventories	1,675	1,779

Theatrical film production costs:(a)
Released, less amortization	624	641
Completed and not released	512	379
In production	1,003	1,266
Development and pre-production	99	105

Television production costs:(a)
Released, less amortization	1,328	1,251
Completed and not released	755	521
In production	709	889
Development and pre-production	30	10

Total theatrical film and television production costs	5,060	5,062

Total noncurrent inventories and theatrical film and television production costs	$6,735	$6,841

(a)

Does not include $763 million and $797 million of acquired film library intangible assets as of March 31, 2015 and December 31, 2014, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

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

Net gains and losses from hedging activities recognized in the Consolidated Statement of Operations for the three months ended March 31, 2015 and 2014 were as follows (millions):

	March 31, 2015	March 31, 2014
Gains (losses) recognized in:
Costs of revenues	$66	$-
Selling, general and administrative	6	2
Other loss, net	(6)	(4)

Included in Other loss, net is the impact of hedge ineffectiveness and forward points and option premiums, which are excluded from the assessment of hedge effectiveness. Such amounts were not material.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions and has entered into collateral agreements with certain of these counterparties to further protect the Company in the event of deterioration of the credit quality of such counterparties on outstanding transactions. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. For such foreign exchange contracts, the Company offsets the fair values of the amounts owed to or due from the same counterparty and classifies the net amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at March 31, 2015 and December 31, 2014 (millions):

	March 31, 2015(a)	December 31, 2014(b)
Prepaid expenses and other current assets	$101	$61
Accounts payable and accrued liabilities	-	(3)

(a)

Includes $264 million ($202 million of qualifying hedges and $62 million of economic hedges) and $163 million ($132 million of qualifying hedges and $31 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

(b)

Includes $139 million ($92 million of qualifying hedges and $47 million of economic hedges) and $81 million ($65 million of qualifying hedges and $16 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

At March 31, 2015 and December 31, 2014, $75 million and $20 million of gains, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net at March 31, 2015 and December 31, 2014 are net gains of $16 million and net losses of $5 million, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

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

From January 1, 2015 through March 31, 2015, the Company repurchased approximately 11 million shares of common stock for approximately $900 million pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of March 31, 2015, $3.600 billion remained under the stock repurchase program.

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

The following summary sets forth the activity within Other comprehensive loss (millions):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax

Unrealized losses on foreign currency translation	$(214)	$12	$(202)	$(16)	$(4)	$(20)
Reclassification adjustment for losses on foreign currency translation realized in net income(a)	5	-	5	-	-	-
Unrealized gains (losses) on securities	6	(2)	4	(5)	2	(3)
Unrealized gains (losses) on benefit obligations	9	(1)	8	(8)	2	(6)
Reclassification adjustment for losses on benefit obligations realized in net income(b)	8	(2)	6	7	(2)	5
Unrealized gains on derivative financial instruments	97	(34)	63	10	(4)	6
Reclassification adjustment for derivative financial instruments gains realized in net income(c)	(42)	15	(27)	(7)	2	(5)

Other comprehensive loss	$(131)	$(12)	$(143)	$(19)	$(4)	$(23)

(a)	Pretax (gains) losses included in Gain (loss) on operating assets, net.
(b)	Pretax (gains) losses included in Selling, general and administrative expenses.
(c)	Pretax (gains) losses included in Selling, general and administrative expenses, Costs of revenues and Other loss, net are as follows (millions):

	Three Months Ended March 31,
	2015	2014
Selling, general and administrative expenses	$(6)	$(2)
Costs of revenues	(36)	(5)
Other loss, net	-	-

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted income per common share from continuing operations (millions, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Income from continuing operations	$933	$1,365
Income allocated to participating securities	(3)	(4)

Income from continuing operations — basic	$930	$1,361

Average basic common shares outstanding	829.4	891.0
Dilutive effect of equity awards	16.5	19.6

Average diluted common shares outstanding	845.9	910.6

Antidilutive common share equivalents excluded from computation	3	1

Income per common share from continuing operations:
Basic	$1.12	$1.53
Diluted	$1.10	$1.50

9.	EQUITY-BASED COMPENSATION

The table below summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per share:

	Three Months Ended March 31,
	2015	2014
Expected volatility	25.1%	28.2%
Expected term to exercise from grant date	5.81 years	5.95 years
Risk-free rate	1.8%	1.9%
Expected dividend yield	1.7%	1.9%
Weighted average grant date fair value per option	$18.39	$15.64

The following table sets forth the weighted average grant date fair value of restricted stock units (“RSUs”) and target performance stock units (“PSUs”) granted during the period. For PSUs, the Company applies mark-to-market accounting that is reflected in the grant date fair values presented because for accounting purposes, the service inception date is deemed to precede the grant date for accounting purposes:

	Three Months Ended March 31,
	2015	2014
RSUs	$83.87	$65.31
PSUs	87.27	93.45

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the number of stock options, RSUs and target PSUs granted (millions):

	Three Months Ended March 31,
	2015	2014

Stock options	2.9	1.0
RSUs	1.9	2.6
PSUs	0.1	0.2

Compensation expense recognized for equity-based awards is as follows (millions):

	Three Months Ended March 31,
	2015	2014
RSUs and PSUs	$73	$74
Stock options	17	15

Total impact on operating income	$90	$89

Tax benefit recognized	$32	$33

Total unrecognized compensation cost related to unvested RSUs and target PSUs as of March 31, 2015, without taking into account expected forfeitures, is $279 million and is expected to be recognized over a weighted-average period between one and two years.

Total unrecognized compensation cost related to unvested stock option awards as of March 31, 2015, without taking into account expected forfeitures, is $54 million and is expected to be recognized over a weighted-average period between one and two years.

10.	BENEFIT PLANS

Components of Net Periodic Benefit Costs

A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s defined benefit pension plans for the three months ended March 31, 2015 and 2014 is as follows (millions):

	Three Months Ended March 31,
	2015	2014
Service cost	$1	$1
Interest cost	21	22
Expected return on plan assets	(23)	(23)
Amortization of net loss	5	3

Net periodic benefit costs (a)	$4	$3

Contributions	$7	$8

(a)	Excludes net periodic benefit costs related to discontinued operations of $1 million during both the three months ended March 31, 2015 and March 31, 2014.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations and real estate consolidations. Restructuring and severance costs expensed as incurred for the three months ended March 31, 2015 and 2014 are as follows (millions):

		Three Months Ended March 31,
		2015	2014

Turner		$8	$12
Home Box Office		1	8
Warner Bros.		3	2
Corporate		-	4

Total restructuring and severance costs		$12	$26

		Three Months Ended March 31,
		2015	2014

2015 activity		$9	$-
2014 and prior activity		3	26

Total restructuring and severance costs		$12	$26

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total

Remaining liability as of December 31, 2014	$525	$9	$534
Net accruals	10	2	12
Foreign currency translation adjustment	(4)	-	(4)
Cash paid	(116)	(3)	(119)

Remaining liability as of March 31, 2015	$415	$8	$423

As of March 31, 2015, of the remaining $423 million liability, $335 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $88 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2018.

12.	SEGMENT INFORMATION

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information as to the Revenues, intersegment revenues, Operating Income (Loss) and Assets of Time Warner’s reportable segments is set forth below (millions):

	Three Months Ended March 31,
	2015	2014
Revenues
Turner	$2,710	$2,593
Home Box Office	1,398	1,339
Warner Bros.	3,199	3,066
Intersegment eliminations	(180)	(195)

Total revenues	$7,127	$6,803

	Three Months Ended March 31,
	2015	2014
Intersegment Revenues
Turner	$24	$20
Home Box Office	7	9
Warner Bros.	149	166

Total intersegment revenues	$180	$195

	Three Months Ended March 31,
	2015	2014
Operating Income (Loss)
Turner	$1,108	$900
Home Box Office	458	464
Warner Bros.	324	369
Corporate	(104)	309
Intersegment eliminations	-	6

Total operating income	$1,786	$2,048

	March 31, 2015	December 31, 2014
Assets
Turner	$25,325	$25,271
Home Box Office	13,856	13,869
Warner Bros.	20,074	20,559
Corporate	2,940	3,560

Total assets	$62,195	$63,259

13.	COMMITMENTS AND CONTINGENCIES

Commitments

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of Time Warner Cable Inc. in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including: annual payments made at the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $896 million (for a net present value of $420 million). To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at March 31, 2015. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

Contingencies

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.

On April 4, 2007, the National Labor Relations Board (“NLRB”) issued a complaint against CNN America Inc. (“CNN America”) and Team Video Services, LLC (“Team Video”). This administrative proceeding relates to CNN America’s December 2003 and January 2004 terminations of its contractual relationships with Team Video, under which Team Video had provided electronic newsgathering services in Washington, DC and New York, NY. The National Association of Broadcast Employees and Technicians, under which Team Video’s employees were unionized, initially filed charges of unfair labor practices with the NLRB in February 2004, alleging that CNN America and Team Video were joint employers, that CNN America was a successor employer to Team Video, and/or that CNN America discriminated in its hiring practices to avoid becoming a successor employer or due to specific individuals’ union affiliation or activities. The NLRB complaint seeks, among other things, the reinstatement of certain union members and monetary damages. On November 19, 2008, the presiding NLRB Administrative Law Judge (“ALJ”) issued a non-binding recommended decision and order, finding CNN America liable. On September 15, 2014, a three-member panel of the NLRB affirmed the ALJ’s decision and adopted the ALJ’s order with certain modifications. On September 16, 2014, CNN America filed a notice of appeal with the U.S. Court of Appeals for the D.C. Circuit. On November 12, 2014, both CNN America and the General Counsel of the NLRB filed motions with the NLRB for reconsideration of the panel’s decision. On December 17, 2014, CNN America’s appeal to the U.S. Court of Appeals was placed on hold pending resolution of the motions for reconsideration. On March 20, 2015, the NLRB granted the NLRB General Counsel’s motion for reconsideration to correct certain inadvertent errors in the panel’s decision, and it denied CNN America’s motion for reconsideration. As of April 27, 2015, CNN America’s appeal to the U.S. Court of Appeals remained on hold.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For matters disclosed above for which a loss is probable or reasonably possible, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0 and $130 million at March 31, 2015. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Income Tax Uncertainties

During the three months ended March 31, 2015, the Company recorded net decreases to income tax reserves of approximately $71 million, of which approximately $22 million impacted the Company’s effective tax rate. During the three months ended March 31, 2015, the Company recorded net increases to interest reserves related to the income tax reserves of approximately $15 million.

In the Company’s judgment, uncertainties related to certain tax matters are reasonably possible of being resolved during the next twelve months. The effect of such resolution, which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from $0 to $80 million, most of which would decrease the Company’s effective tax rate.

14.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. These transactions have been executed on terms comparable to the terms of transactions with unrelated third parties. The transactions that generate revenue and expenses primarily relate to the licensing by the Warner Bros. segment of television programming to The CW broadcast network and certain international networks, including networks owned by CME. Transactions that generate interest income and other, net relate to financing transactions with CME. Amounts included in the consolidated financial statements resulting from transactions with related parties consist of (millions):

	Three Months Ended March 31,
	2015	2014

Revenues	$118	$116
Expenses	(2)	(2)
Interest income	29	-
Other, net	4	4

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other loss, net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

	Three Months Ended March 31,
	2015	2014
Cash Flows
Cash payments made for interest	$(266)	$(262)
Interest income received	8	25

Cash interest payments, net	$(258)	$(237)

Cash payments made for income taxes	$(169)	$(159)
Income tax refunds received	11	32

Cash tax payments, net	$(158)	$(127)

	Three Months Ended March 31,
	2015	2014
Interest Expense, Net
Interest income	$51	$62
Interest expense	(345)	(327)

Total interest expense, net	$(294)	$(265)

	Three Months Ended March 31,
	2015	2014
Other Loss, Net
Investment losses, net	$(59)	$(5)
Income (loss) on equity method investees	(49)	1
Other	(9)	(7)

Total other loss, net	$(117)	$(11)

	March 31, 2015	December 31, 2014
Accounts Payable and Accrued Liabilities
Accounts payable	$495	$574
Accrued expenses	1,835	2,173
Participations payable	2,687	2,551
Programming costs payable	756	722
Accrued compensation	651	1,034
Accrued interest	361	303
Accrued income taxes	277	150

Total accounts payable and accrued liabilities	$7,062	$7,507

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2015	December 31, 2014
Other Noncurrent Liabilities
Noncurrent tax and interest reserves	$1,532	$1,520
Participations payable	1,038	1,076
Programming costs payable	896	959
Noncurrent pension and post-retirement liabilities	912	928
Deferred compensation	474	491
Other noncurrent liabilities	651	710

Total other noncurrent liabilities	$5,503	$5,684

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

For the Company’s collaborative arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $127 million and $118 million were recorded in Costs of revenues for the three months ended March 31, 2015 and 2014, respectively.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

March 31, 2015

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$1,295	$132	$833	$-	$2,260
Receivables, net	79	962	6,611	(7)	7,645
Inventories	-	451	1,082	(1)	1,532
Deferred income taxes	184	42	7	(49)	184
Prepaid expenses and other current assets	255	108	511	-	874

Total current assets	1,813	1,695	9,044	(57)	12,495
Noncurrent inventories and theatrical film and television production costs	-	1,702	5,111	(78)	6,735
Investments in amounts due to and from consolidated subsidiaries	44,611	11,123	12,299	(68,033)	-
Investments, including available-for-sale securities	194	413	1,664	(1)	2,270
Property, plant and equipment, net	72	376	2,132	-	2,580
Intangible assets subject to amortization, net	-	-	1,080	-	1,080
Intangible assets not subject to amortization	-	2,007	5,023	-	7,030
Goodwill	-	9,880	17,677	-	27,557
Other assets	425	140	1,883	-	2,448

Total assets	$47,115	$27,336	$55,913	$(68,169)	$62,195

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$844	$791	$5,502	$(75)	$7,062
Deferred revenue	-	55	497	(22)	530
Debt due within one year	1,131	160	8	-	1,299

Total current liabilities	1,975	1,006	6,007	(97)	8,891
Long-term debt	17,079	3,868	225	-	21,172
Deferred income taxes	2,124	2,317	1,738	(4,055)	2,124
Deferred revenue	-	14	312	(19)	307
Other noncurrent liabilities	1,739	1,806	3,042	(1,084)	5,503
Equity
Due to (from) Time Warner Inc. and subsidiaries	-	(44,424)	6,150	38,274	-
Other shareholders’ equity	24,198	62,749	38,439	(101,188)	24,198

Total equity	24,198	18,325	44,589	(62,914)	24,198

Total liabilities and equity	$47,115	$27,336	$55,913	$(68,169)	$62,195

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended March 31, 2015

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$1,802	$5,540	$(215)	$7,127
Costs of revenues	-	(882)	(3,394)	188	(4,088)
Selling, general and administrative	(100)	(256)	(856)	23	(1,189)
Amortization of intangible assets	-	-	(48)	-	(48)
Restructuring and severance costs	-	(4)	(8)	-	(12)
Asset impairments	-	-	(1)	-	(1)
Gain (loss) on operating assets, net	-	-	(3)	-	(3)

Operating income	(100)	660	1,230	(4)	1,786
Equity in pretax income (loss) of consolidated subsidiaries	1,742	1,232	442	(3,416)	-
Interest expense, net	(245)	(78)	27	2	(294)
Other loss, net	(22)	3	(97)	(1)	(117)

Income from continuing operations before income taxes	1,375	1,817	1,602	(3,419)	1,375
Income tax provision	(442)	(553)	(519)	1,072	(442)

Income from continuing operations	933	1,264	1,083	(2,347)	933
Discontinued operations, net of tax	37	37	37	(74)	37

Net income	$970	$1,301	$1,120	$(2,421)	$970

Comprehensive income	$827	$1,200	$972	$(2,172)	$827

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended March 31, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

Revenues	$-	$1,724	$5,269	$(190)	$6,803
Costs of revenues	-	(826)	(3,194)	169	(3,851)
Selling, general and administrative	(113)	(264)	(914)	21	(1,270)
Amortization of intangible assets	-	-	(50)	-	(50)
Restructuring and severance costs	(3)	(14)	(9)	-	(26)
Asset impairments	(6)	-	(6)	-	(12)
Gain (loss) on operating assets, net	-	-	454	-	454

Operating income	(122)	620	1,550	-	2,048
Equity in pretax income (loss) of consolidated subsidiaries	2,136	1,132	458	(3,726)	-
Interest expense, net	(232)	(41)	6	2	(265)
Other loss, net	(10)	9	(10)	-	(11)

Income from continuing operations before income taxes	1,772	1,720	2,004	(3,724)	1,772
Income tax provision	(407)	(577)	(471)	1,048	(407)

Income from continuing operations	1,365	1,143	1,533	(2,676)	1,365
Discontinued operations, net of tax	(73)	(39)	(73)	112	(73)

Net income	$1,292	$1,104	$1,460	$(2,564)	$1,292

Comprehensive income	$1,269	$1,085	$1,410	$(2,495)	$1,269

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Three Months Ended March 31, 2015

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$970	$1,301	$1,120	$(2,421)	$970
Less Discontinued operations, net of tax	(37)	(37)	(37)	74	(37)

Net income from continuing operations	933	1,264	1,083	(2,347)	933
Adjustments for noncash and nonoperating items:
Depreciation and amortization	3	27	140	-	170
Amortization of film and television costs	-	702	1,338	(6)	2,034
Asset impairments	-	-	1	-	1
(Gain) loss on investments and other assets, net	3	-	-	-	3
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(1,742)	(1,232)	(442)	3,416	-
Equity in losses of investee companies, net of cash distributions	(4)	-	67	1	64
Equity-based compensation	30	23	37	-	90
Deferred income taxes	(96)	(140)	(109)	249	(96)
Changes in operating assets and liabilities, net of acquisitions	219	(50)	(1,049)	(1,310)	(2,190)
Intercompany	-	521	(521)	-	-

Cash provided by operations from continuing operations	(654)	1,115	545	3	1,009

INVESTING ACTIVITIES
Investments in available-for-sale securities	(16)	-	(13)	-	(29)
Investments and acquisitions, net of cash acquired	(2)	-	(94)	-	(96)
Capital expenditures	(1)	(9)	(47)	-	(57)
Advances to (from) parent and consolidated subsidiaries	1,372	154	-	(1,526)	-
Other investment proceeds	-	4	1	-	5

Cash provided (used) by investing activities from continuing operations	1,353	149	(153)	(1,526)	(177)

FINANCING ACTIVITIES
Borrowings	-	-	6	-	6
Debt repayments	-	-	(11)	-	(11)
Proceeds from exercise of stock options	67	-	-	-	67
Excess tax benefit from equity instruments	83	-	-	-	83
Principal payments on capital leases	-	(2)	-	-	(2)
Repurchases of common stock	(890)	-	-	-	(890)
Dividends paid	(294)	-	-	-	(294)
Other financing activities	-	(21)	(128)	(3)	(152)
Change in due to/from parent and investment in segment	-	(1,399)	(127)	1,526	-

Cash used by financing activities from continuing operations	(1,034)	(1,422)	(260)	1,523	(1,193)

Cash provided (used) by continuing operations	(335)	(158)	132	-	(361)

Cash provided (used) by operations from discontinued operations	7	-	(4)	-	3

Cash provided (used) by discontinued operations	7	-	(4)	-	3

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(328)	(158)	128	-	(358)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,623	290	705	-	2,618

CASH AND EQUIVALENTS AT END OF PERIOD	$1,295	$132	$833	$-	$2,260

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Three Months Ended March 31, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$1,292	$1,104	$1,460	$(2,564)	$1,292
Less Discontinued operations, net of tax	73	39	73	(112)	73

Net income from continuing operations	1,365	1,143	1,533	(2,676)	1,365
Adjustments for noncash and nonoperating items:
Depreciation and amortization	5	29	149	-	183
Amortization of film and television costs	-	662	1,305	(10)	1,957
Asset impairments	6	-	6	-	12
(Gain) loss on investments and other assets, net	5	-	(453)	-	(448)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(2,136)	(1,132)	(458)	3,726	-
Equity in losses of investee companies, net of cash distributions	1	(7)	25	-	19
Equity-based compensation	25	29	35	-	89
Deferred income taxes	(244)	(184)	(259)	443	(244)
Changes in operating assets and liabilities, net of acquisitions	716	14	(443)	(1,487)	(1,200)
Intercompany	-	862	(862)	-	-

Cash provided by operations from continuing operations	(257)	1,416	578	(4)	1,733

INVESTING ACTIVITIES
Investments in available-for-sale securities	(5)	-	(18)	-	(23)
Investments and acquisitions, net of cash acquired	(5)	-	(101)	-	(106)
Capital expenditures	(5)	(13)	(74)	-	(92)
Proceeds from the sale of Time Warner Center	-	-	1,264	-	1,264
Advances to (from) parent and consolidated subsidiaries	6,981	4,812	-	(11,793)	-
Other investment proceeds	-	46	7	(9)	44

Cash provided (used) by investing activities from continuing operations	6,966	4,845	1,078	(11,802)	1,087

FINANCING ACTIVITIES
Borrowings	125	-	4	-	129
Debt repayments	-	-	(5)	-	(5)
Proceeds from exercise of stock options	116	-	-	-	116
Excess tax benefit from equity instruments	64	-	-	-	64
Principal payments on capital leases	-	(3)	-	-	(3)
Repurchases of common stock	(991)	-	-	-	(991)
Dividends paid	(287)	-	-	-	(287)
Other financing activities	21	(31)	(114)	13	(111)
Change in due to/from parent and investment in segment	-	(6,061)	(5,732)	11,793	-

Cash used by financing activities from continuing operations	(952)	(6,095)	(5,847)	11,806	(1,088)

Cash provided (used) by continuing operations	5,757	166	(4,191)	-	1,732

Cash provided (used) by operations from discontinued operations	-	-	(29)	-	(29)
Cash used by investing activities from discontinued operations	(4,120)	(154)	(19)	4,274	(19)
Cash used by financing activities from discontinued operations	-	-	4,274	(4,274)	-
Effect of change in cash and equivalents of discontinued operations	-	-	(5)	-	(5)

Cash provided (used) by discontinued operations	(4,120)	(154)	4,221	-	(53)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,637	12	30	-	1,679
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,039	148	629	-	1,816

CASH AND EQUIVALENTS AT END OF PERIOD	$2,676	$160	$659	$-	$3,495

Part II. Other Information

Item 1. Legal Proceedings.

The following information supplements and amends the disclosure set forth in Part I, Item 3. Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

Reference is made to the complaint issued by the National Labor Relations Board (“NLRB”) against CNN America Inc. (“CNN America”) and Team Video Services, LLC described on page 27 of the 2014 Form 10-K. On March 20, 2015, the NLRB granted the NLRB General Counsel’s motion for reconsideration to correct certain inadvertent errors in the panel’s decision, and it denied CNN America’s motion for reconsideration. As of April 27, 2015, CNN America’s appeal to the U.S. Court of Appeals for the D.C. Circuit remained on hold.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2015.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2015 – January 31, 2015	2,996,083	$82.09	2,996,083	$4,255,232,428
February 1, 2015 – February 28, 2015	2,932,112	$81.94	2,930,912	$4,015,066,371
March 1, 2015 – March 31, 2015	4,874,925	$84.87	4,874,925	$3,601,319,638

Total	10,803,120	$83.30	10,801,920	$3,601,319,638

(1)

The total number of shares purchased includes (a) shares of Common Stock purchased by the Company under the stock repurchase program described in footnote 3 below, and (b) 1,200 shares of Common Stock purchased in February 2015 by the Company from an employee in connection with the employee’s exercise of stock options, with the purchase price based on the fair market value of the Common Stock on the exercise date.

(2)	These amounts do not give effect to any fees, commissions or other costs associated with the share repurchases.
(3)

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

TIME WARNER INC. (Registrant)

Date: April 29, 2015	/s/ Howard M. Averill Name: Howard M. Averill Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. †

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at March 31, 2015 and December 31, 2014, (ii) Consolidated Statement of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014, (v) Consolidated Statement of Equity for the three months ended March 31, 2015 and 2014, (vi) Notes to Consolidated Financial Statements and (vii) Supplementary Information – Condensed Consolidating Financial Statements.

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