Form 10-Q
period 2015-06-30
TIME WARNER INC.
filed 2015-08-05
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2015 or

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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of July 28, 2015
Common Stock – $.01 par value	815,581,421

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2015. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2015 and cash flows for the six months ended June 30, 2015.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, Adult Swim, Cartoon Network, CNN, HBO, Cinemax, Warner Bros. and New Line Cinema. During the six months ended June 30, 2015, the Company generated Revenues of $14.475 billion (up 7% from $13.591 billion in 2014), Operating Income of $3.645 billion (up 1% from $3.615 billion in 2014), Income from continuing operations of $1.904 billion (down 14% from $2.208 billion in 2014), Net Income of $1.941 billion (down 9% from $2.142 billion in 2014) and Cash provided by operations from continuing operations of $1.800 billion (down 12% from $2.057 billion in 2014). The Company’s results for the six months ended June 30, 2014 were significantly impacted by the sale and leaseback of the Company’s space in Time Warner Center in January 2014. Refer to “Transactions and Other Items Affecting Comparability” for more information.

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Turner, Home Box Office and Warner Bros. For additional information regarding Time Warner’s segments, refer to Note 13, “Segment Information,” to the accompanying consolidated financial statements.

Turner.  The Turner segment consists of businesses managed by Turner Broadcasting System, Inc. (“Turner”). During the six months ended June 30, 2015, the Turner segment recorded Revenues of $5.537 billion (38% of the Company’s total Revenues) and Operating Income of $2.238 billion.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Home Box Office.  The Home Box Office segment consists of businesses managed by Home Box Office, Inc. (“Home Box Office”). During the six months ended June 30, 2015, the Home Box Office segment recorded Revenues of $2.836 billion (19% of the Company’s total Revenues) and Operating Income of $966 million.

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

Additional sources of revenues for Home Box Office are (i) the home entertainment sales of its original programming, including Game of Thrones, True Blood, True Detective and Boardwalk Empire, on DVDs and Blu-ray Discs and via electronic sell-through (“EST”) and (ii) the licensing of its original programming to SVOD services and international television networks.

Warner Bros.  The Warner Bros. segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute television shows, feature films and videogames. During the six months ended June 30, 2015, the Warner Bros. segment recorded Revenues of $6.497 billion (43% of the Company’s total Revenues) and Operating Income of $665 million.

Warner Bros. is a leader in television production and distribution. For the 2015/2016 season, Warner Bros. expects to produce over 60 original series in the U.S., including (i) at least two series for each of the five broadcast networks (including 2 Broke Girls, Arrow, The Bachelor, The Big Bang Theory, Blindspot, DC Legends of Tomorrow, The Flash, Gotham, Lucifer, The Middle, Mike & Molly, Mom, Rush Hour, Supergirl, Supernatural, Vampire Diaries and The Voice), (ii) series for basic cable networks (including Major Crimes, Pretty Little Liars and Rizzoli & Isles), (iii) series for premium pay television services (including The Leftovers, Shameless and Westworld), (iv) series for SVOD services (including 11/22/63, Fuller House and Longmire), (v) series for first-run syndication (including The Ellen DeGeneres Show, Extra and TMZ) and (vi) animated series for Cartoon Network, Adult Swim and Disney XD. Warner Bros. also licenses the rights to many of its U.S. original television series in international territories. Outside the U.S., Warner Bros. has a global network of production companies in 16 countries (located across Europe and South America and in Australia and New Zealand), which allows Warner Bros. to develop programming specifically tailored for the audiences in these territories. These local production companies also focus on developing non-scripted programs and formats that can be adapted and sold internationally and in the U.S. Television product revenues are generated principally from the licensing of programs to broadcast and cable television networks and premium pay television and SVOD services.

Warner Bros. is also a leader in the feature film industry and produces feature films under its Warner Bros. and New Line Cinema banners. The Warner Bros. segment’s theatrical product revenues are generated principally through rental fees from theatrical exhibition of feature films, including the following recently released films: American Sniper, Entourage, Get Hard, The Hobbit: The Battle of the Five Armies, Mad Max: Fury Road, Magic Mike XXL and San Andreas, and subsequently through licensing fees received from the distribution of films on premium pay television, television broadcast and cable networks and SVOD services.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The segment also generates television and theatrical product revenues from the distribution of television and theatrical product in various digital formats (e.g., EST and video-on-demand) and on DVDs and Blu-ray Discs for home entertainment. In addition, the segment generates revenues through the development and distribution of videogames, including the following recently released videogames: Batman: Arkham Knight and Mortal Kombat X. Warner Bros.’ television, film and videogame businesses benefit from a shared infrastructure, including shared production, distribution, marketing and administrative functions and resources.

The distribution and sale of physical discs is one of the largest contributors to the segment’s revenues and profits. For the past several years, sales of physical discs have declined as the home entertainment industry has been undergoing significant changes as it transitions from the physical distribution of film and television content via DVDs and Blu-ray Discs to the electronic delivery of such content. Several factors have contributed to this decline, including consumers shifting to SVOD services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than physical disc sales; changing retailer initiatives and strategies (e.g., reduction of floor space devoted to physical discs); retail store closures; increasing competition for consumer discretionary time and spending; and piracy. The electronic delivery of film and television content is growing and becoming more important to the Warner Bros. segment, which has helped to offset some of the decline in sales of physical discs. During the first half of 2015, across the home entertainment industry, consumer spending on physical discs continued to decline and consumer spending on electronic delivery continued to increase.

Recent Developments

Debt Offerings, Tender Offer and Debt Redemption

On June 4, 2015, Time Warner issued $2.1 billion aggregate principal amount of debt securities under a shelf registration statement.

On July 28, 2015, Time Warner issued €700 million aggregate principal amount of debt securities under a shelf registration statement.

In June 2015, Time Warner purchased $687 million aggregate principal amount of its 5.875% Notes due 2016 (the “2016 Notes”) through a tender offer. For the three and six months ended June 30, 2015, the premiums paid and costs incurred in connection with this purchase were $51 million and recorded in Other income (loss), net in the accompanying Consolidated Statement of Operations.

On July 31, 2015, the Company issued a notice of redemption for the $313 million aggregate principal amount of its 2016 Notes that remain outstanding following the tender offer. The Company expects to redeem the 2016 Notes on August 31, 2015 and anticipates premiums and costs of approximately $20 million to be incurred during the quarter ended September 30, 2015.

See “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements” for further information.

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

On February 10, 2015, Venezuelan government officials announced changes to Venezuela’s foreign currency exchange system. Those changes included the elimination of the SICAD 2 exchange due to the merger of the SICAD 1 and SICAD 2 exchanges into a single SICAD exchange as well as the creation of the Simadi exchange, which is a new free market foreign currency exchange. On their initial date of activity, the exchange rates published by the Central Bank of Venezuela were 12 VEF to each U.S. Dollar for the

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

SICAD exchange and 170 VEF to each U.S. Dollar for the Simadi exchange. Given the restrictions associated with the official government rate and the SICAD exchange, starting on February 10, 2015, the Company began to use the Simadi exchange rate to remeasure its VEF-denominated transactions and balances and recognized a pretax foreign exchange loss of $22 million in the Consolidated Statement of Operations during the quarter ended March 31, 2015.

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

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by transactions and certain other items in each period as follows (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Asset impairments	$—	$(14)	$(1)	$(26)
Gain (loss) on operating assets, net	—	2	(3)	456
Venezuelan foreign currency loss	—	—	(22)	—
Other	(3)	(39)	(5)	(59)

Impact on Operating Income	(3)	(51)	(31)	371
Investment gains (losses), net	(26)	26	(85)	21
Amounts related to the separation of Time Warner Cable Inc.	—	—	(4)	(1)
Amounts related to the disposition of Warner Music Group	—	—	—	(1)
Amounts related to the separation of Time Inc.	(3)	—	(5)	—
Premiums paid and costs incurred on debt redemption	(51)	—	(51)	—
Items affecting comparability relating to equity method investments	(19)	(20)	(21)	(20)

Pretax impact	(102)	(45)	(197)	370
Income tax impact of above items	28	12	46	77

Impact of items affecting comparability on income from continuing operations	$(74)	$(33)	$(151)	$447

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $10 million and $22 million for the three and six months ended June 30, 2015, respectively, and $17 million and $43 million for the three and six months ended June 30, 2014, respectively. For further discussion of Restructuring and severance costs, see “Consolidated Results” and “Business Segment Results.”

Asset Impairments

During the six months ended June 30, 2015, the Company recognized a miscellaneous asset impairment of $1 million at Corporate.

During the three months ended June 30, 2014, the Company recognized asset impairments of $10 million at the Turner segment related to miscellaneous assets and $4 million at the Home Box Office segment related to the noncash impairment

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

of an international tradename. For the six months ended June 30, 2014, the Company recognized additional asset impairments of $1 million at the Turner segment related to miscellaneous assets and $5 million and $6 million at the Warner Bros. segment and Corporate, respectively, related to certain internally developed software.

Gain (Loss) on Operating Assets, Net

For the six months ended June 30, 2015, the Company recognized a $2 million net loss at the Turner segment related to the remeasurement of certain previously held investments upon the Turner segment’s acquisition of controlling interests in those investments as well as a $1 million loss at the Warner Bros. segment.

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

Venezuelan Foreign Currency Loss

For the six months ended June 30, 2015, the Company recognized a pretax foreign exchange loss of $22 million, consisting of $17 million at the Turner segment and $5 million at the Warner Bros. segment, related to a change in the foreign currency exchange rate used by the Company for remeasuring its Venezuelan net monetary assets from the SICAD 2 rate to the Simadi rate. See “Recent Developments” for more information.

Other

Other reflects external costs related to mergers, acquisitions or dispositions of $3 million and $5 million for the three and six months ended June 30, 2015, respectively, and $39 million and $59 million for the three and six months ended June 30, 2014, respectively. External costs related to mergers, acquisitions or dispositions for the three and six months ended June 30, 2015 consisted of $1 million for both periods at the Turner segment, $2 million and $3 million, respectively, at the Warner Bros. segment and $1 million for the six months ended June 30, 2015 at Corporate. External costs related to mergers, acquisitions or dispositions for the three and six months ended June 30, 2014 consisted of $3 million and $10 million, respectively, at the Turner segment primarily related to exit costs in connection with the shutdown of CNN Latino, a Spanish-language news broadcast programming block, $2 million and $8 million, respectively, at the Warner Bros. segment primarily related to the acquisition of the international operations of Eyeworks Group (“Eyeworks”) and $34 million and $41 million, respectively, at Corporate related to the legal and structural separation of Time Inc. from the Company (the “Time Separation”).

External costs related to mergers, acquisitions or dispositions are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Investment Gains (Losses), Net

For the three and six months ended June 30, 2015, the Company recognized $26 million and $85 million, respectively of investment losses, net consisting of $49 million and $105 million of losses related to fair value adjustments on warrants to purchase common stock of Central European Media Enterprises Ltd. (“CME”) held by the Company and $23 million and $20 million, respectively, of miscellaneous investment gains.

For the three and six months ended June 30, 2014, the Company recognized $26 million and $21 million, respectively, of net miscellaneous investment gains.

Amounts Related to the Separation of Time Warner Cable Inc.

For the six months ended June 30, 2015, the Company recognized $4 million of other loss related to changes in the value of a Time Warner Cable Inc. (“TWC”) tax indemnification receivable, which has been reflected in Other income (loss), net in the accompanying Consolidated Statement of Operations. The Company recognized other expense of $1 million for the six months ended June 30, 2014 related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by TWC employees, which has been reflected in Other income (loss), net in the accompanying Consolidated Statement of Operations.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Amounts Related to the Disposition of Warner Music Group

The Company recognized a loss of $1 million for the six months ended June 30, 2014 primarily related to a tax indemnification obligation associated with the disposition of Warner Music Group (“WMG”) in 2004. This amount has been reflected in Other income (loss), net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Time Separation

For the three and six months ended June 30, 2015, the Company recognized $3 million and $5 million, respectively, of other loss primarily reflecting pension and other retirement benefits related to employees and former employees of Time Inc.

Premiums Paid and Costs Incurred on Debt Redemption

For the three and six months ended June 30, 2015, the Company recognized $51 million of premiums paid and costs incurred on the purchase of $687 million aggregate principal amount of its 5.875% Notes due 2016 through a tender offer, which was recorded in Other income (loss), net in the accompanying Consolidated Statement of Operations. See “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements” for further information.

Items Affecting Comparability Relating to Equity Method Investments

For the three months ended June 30, 2015, the Company recognized $19 million of expenses primarily related to government investigations recorded by an equity method investee. For the six months ended June 30, 2015, the Company also recognized $2 million of losses related to discontinued operations recorded by an equity method investee. For both the three and six months ended June 30, 2014, the Company recognized a $12 million loss on the extinguishment of debt recorded by an equity method investee and $8 million of losses related to discontinued operations recorded by an equity method investee.

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

Revenues.  The components of Revenues are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Turner	$2,827	$2,750	3%	$5,537	$5,343	4%
Home Box Office	1,438	1,417	1%	2,836	2,756	3%
Warner Bros.	3,298	2,870	15%	6,497	5,936	9%
Intersegment eliminations	(215)	(249)	(14)%	(395)	(444)	(11)%

Total revenues	$7,348	$6,788	8%	$14,475	$13,591	7%

For the three and six months ended June 30, 2015, Revenues at the Turner segment increased primarily driven by higher Content and other and Subscription revenues. Revenues at the Home Box Office segment increased for the three and six months ended June 30, 2015 mainly due to higher Subscription revenues. For the three and six months ended June 30, 2015, Revenues at the Warner Bros. segment increased driven by higher Videogames and other and Television product revenues, partially offset by lower Theatrical product revenues. The strengthening of the U.S. Dollar relative to foreign currencies to which the Company is exposed resulted in a decline in the Company’s Revenues of approximately $265 million and $500 million for the three and six months ended June 30, 2015, respectively. Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Costs of Revenues.  For the three and six months ended June 30, 2015, Costs of revenues increased to $4.188 billion and $8.276 billion, respectively, from $3.925 billion and $7.776 billion for the three and six months ended June 30, 2014, respectively, reflecting increases at the Warner Bros. and Home Box Office segments, partially offset by a decrease at the Turner segment. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses.  For the three months ended June 30, 2015, Selling, general and administrative expenses increased 3% to $1.248 billion from $1.217 billion for the three months ended June 30, 2014, primarily reflecting increases at the Home Box Office and Warner Bros. segments, partially offset by a decrease at Corporate. For the six months ended June 30, 2015, Selling, general and administrative expenses decreased 2% to $2.437 billion from $2.487 billion for the six months ended June 30, 2014, primarily reflecting decreases at Corporate and the Turner segment, partially offset by an increase at the Home Box Office and Warner Bros. segments. For the six months ended June 30, 2015, Selling, general and administrative expenses included a $22 million foreign currency charge related to a change in the foreign currency exchange rate used by the Company for remeasuring its Venezuelan net monetary assets from the SICAD 2 rate to the Simadi rate. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $121 million and $243 million for the three and six months ended June 30, 2015, respectively, and $135 million and $268 million for the three and six months ended June 30, 2014, respectively.

Amortization Expense.  Amortization expense was $43 million and $91 million for the three and six months ended June 30, 2015, respectively, and $50 million and $100 million for the three and six months ended June 30, 2014, respectively.

Restructuring and Severance Costs.  For the three and six months ended June 30, 2015 and 2014, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs are as follows (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Turner	$10	$12	$18	$24
Home Box Office	4	1	5	9
Warner Bros.	(1)	3	2	5
Corporate	(3)	1	(3)	5

Total restructuring and severance costs	$10	$17	$22	$43

Operating Income.  Operating Income increased to $1.859 billion for the three months ended June 30, 2015 from $1.567 billion for the three months ended June 30, 2014. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $3 million and $51 million of expense for the three months ended June 30, 2015 and 2014, respectively, Operating Income increased $244 million despite the unfavorable impact of foreign currency exchange rates of approximately $75 million, primarily reflecting increases at the Turner and Warner Bros. segments, partially offset by a decrease at the Home Box Office segment.

Operating Income increased to $3.645 billion for the six months ended June 30, 2015 from $3.615 billion for the six months ended June 30, 2014. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $31 million of expense and $371 million of income for the six months ended June 30, 2015 and 2014, respectively, Operating Income increased $432 million despite the unfavorable impact of foreign currency exchange rates of approximately $210 million, primarily reflecting an increase at the Turner and Warner Bros. segments, partially offset by a decrease at the Home Box Office segment.

Interest Expense, Net.  For the three months ended June 30, 2015, Interest expense, net decreased to $286 million from $296 million for the three months ended June 30, 2014 reflecting higher interest income of $20 million as well as lower average interest rates, partially offset by higher average debt balances. The increase in interest income was mainly due to noncash interest income accretion related to the CME transactions completed in 2014.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the six months ended June 30, 2015, Interest expense, net increased to $580 million from $561 million for the six months ended June 30, 2014 reflecting higher average debt balances, partially offset by higher interest income of $9 million as well as lower average interest rates. The increase in interest income was primarily related to noncash interest income accretion related to the CME transactions completed in 2014, partially offset by the recognition of interest income during the six months ended June 30, 2014 on a note receivable that was collected in March 2014.

Other Income (Loss), Net.  Other income (loss), net detail is shown in the table below (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment gains (losses), net	$(26)	$26	$(85)	$21
Amounts related to the separation of TWC	—	—	(4)	(1)
Amounts related to the disposition of WMG	—	—	—	(1)
Amounts related to the Time Separation	(3)	—	(5)	—
Premiums paid and costs incurred on debt redemption	(51)	—	(51)	—
Items affecting comparability relating to equity method investments	(19)	(20)	(21)	(20)
Loss from equity method investees	(27)	(1)	(74)	—
Other	1	1	(2)	(4)

Other income (loss), net	$(125)	$6	$(242)	$(5)

Investment gains (losses), net, items affecting comparability relating to equity method investments, premium paid and costs incurred on debt redemption and amounts related to the separation of TWC, the disposition of WMG and the Time Separation are discussed under “Transactions and Other Items Affecting Comparability.” The remaining change in Other income (loss), net for the three and six months ended June 30, 2015 was primarily related to losses from equity method investees, which included the unfavorable impact of foreign exchange rates of approximately $25 million and $45 million for the three and six months ended June 30, 2015, respectively.

Income Tax Provision.  Income tax provision increased to $477 million and $919 million for the three and six months ended June 30, 2015, respectively, from $434 million and $841 million for the three and six months ended June 30, 2014, respectively. The Company’s effective tax rate was 33% for both the three and six months ended June 30, 2015 compared to 34% and 28% for the three and six months ended June 30, 2014, respectively. The increase in the effective tax rate for the six months ended June 30, 2015 was primarily due to the recognition of tax attribute carryforwards during the six months ended June 30, 2014.

Income from Continuing Operations.  Income from continuing operations was $971 million and $843 million for the three months ended June 30, 2015 and 2014, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $74 million and $33 million of expense for the three months ended June 30, 2015 and 2014, respectively, Income from continuing operations increased $169 million, primarily reflecting higher Operating Income, partly offset by higher income taxes. Basic and Diluted income from continuing operations per common share were $1.18 and $1.16, respectively, for the three months ended June 30, 2015 and were $0.96 and $0.94, respectively, for the three months ended June 30, 2014.

Income from continuing operations was $1.904 billion and $2.208 billion for the six months ended June 30, 2015 and 2014, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $151 million of expense and $447 million of income for the six months ended June 30, 2015 and 2014, respectively, Income from continuing operations increased $294 million, primarily reflecting higher Operating Income, partly offset by higher income taxes. Basic and Diluted income from continuing operations per common share were $2.30 and $2.26, respectively, for the six months ended June 30, 2015 and were $2.49 and $2.45, respectively, for the six months ended June 30, 2014.

Discontinued Operations, Net of Tax.  Discontinued operations, net of tax was income of $37 million for the six months ended June 30, 2015, primarily related to the final resolution of a tax indemnification obligation associated with the disposition of WMG and income of $7 million and a loss of $66 million for the three and six months ended June 30, 2014, respectively, primarily related to the Time Separation. For the three months ended June 30, 2014, Basic and Diluted loss from discontinued operations per common share were both $0.01. For the six months ended June 30, 2015, Basic and Diluted income from discontinued operations per common share were both $0.05 as compared to a Basic and Diluted loss from discontinued operations per common share of $0.07 and $0.08, respectively, for the six months ended June 30, 2014.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Net Income.  Net income was $971 million and $1.941 billion for the three and six months ended June 30, 2015, respectively, and $850 million and $2.142 billion for the three and six months ended June 30, 2014, respectively. Basic and Diluted net income per common share were $1.18 and $1.16, respectively, for the three months ended June 30, 2015 and were $0.97 and $0.95, respectively, for the three months ended June 30, 2014. Basic and Diluted net income per common share were $2.35 and $2.31, respectively, for the six months ended June 30, 2015 and were $2.42 and $2.37, respectively, for the six months ended June 30, 2014.

Business Segment Results

Turner.  Revenues and Operating Income of the Turner segment for the three and six months ended June 30, 2015 and 2014 are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Subscription	$1,343	$1,323	2%	$2,690	$2,632	2%
Advertising	1,272	1,284	(1)%	2,451	2,421	1%
Content and other	212	143	48%	396	290	37%

Total revenues	2,827	2,750	3%	5,537	5,343	4%
Costs of revenues (a)	(1,230)	(1,342)	(8)%	(2,399)	(2,546)	(6)%
Selling, general and administrative (a)	(406)	(403)	1%	(759)	(834)	(9)%
Gain (loss) on operating assets	1	2	(50)%	(2)	15	(113)%
Asset impairments	—	(10)	NM	—	(11)	NM
Venezuelan foreign currency loss	—	—	NM	(17)	—	NM
Restructuring and severance costs	(10)	(12)	(17)%	(18)	(24)	(25)%
Depreciation	(48)	(52)	(8)%	(96)	(106)	(9)%
Amortization	(4)	(4)	—%	(8)	(8)	—%

Operating Income	$1,130	$929	22%	$2,238	$1,829	22%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues for the three and six months ended June 30, 2015 was driven by higher domestic revenues of $44 million and $84 million, respectively, partially offset by lower international revenues of $24 million and $26 million, respectively. Domestic subscription revenue growth for the three and six months ended June 30, 2015 was primarily due to higher contractual rates, and for the six months ended June 30, 2015 was partially offset by fewer subscribers. International subscription revenue growth for the three and six months ended June 30, 2015 was more than offset by the unfavorable impact of foreign exchange rates of approximately $50 million and $85 million, respectively.

The decrease in Advertising revenues for the three months ended June 30, 2015 was primarily due to a $19 million decline in international revenues, reflecting unfavorable foreign exchange rates of approximately $30 million. Domestic advertising revenues for the three months ended June 30, 2015 increased $7 million driven by Turner’s news businesses and the 2015 National Collegiate Athletic Association Division I Men’s Basketball Championship tournament (the “NCAA Tournament”), partially offset by lower audience delivery at certain domestic entertainment networks and the absence of Advertising revenues in 2015 associated with NASCAR television programming. The increase in Advertising revenues for the six months ended June 30, 2015 reflected domestic growth of $50 million mainly driven by Turner’s news businesses and the NCAA Tournament, partially offset by lower audience

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

delivery at certain of its domestic entertainment networks and the absence of Advertising revenues in 2015 associated with NASCAR television programming as well as a decrease in international revenues of $20 million reflecting the unfavorable impact of foreign exchange rates of approximately $50 million.

The increase in Content and other revenues for the three and six months ended June 30, 2015 was primarily due to higher license fees from SVOD services.

The components of Costs of revenues for the Turner segment are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Programming costs:
Originals and sports	$839	$905	(7)%	$1,624	$1,682	(3)%
Acquired films and syndicated series	193	226	(15)%	387	457	(15)%

Total programming costs	1,032	1,131	(9)%	2,011	2,139	(6)%
Other direct operating costs	198	211	(6)%	388	407	(5)%

Costs of revenues (a)	$1,230	$1,342	(8)%	$2,399	$2,546	(6)%

(a)	Costs of revenues exclude depreciation.

For the three and six months ended June 30, 2015, programming costs decreased primarily due to lower acquired films and syndicated series costs, which was due to the timing and mix of programming as a result of the abandonment of certain programming during 2014. For the three and six months ended June 30, 2015, Originals and sports programming costs decreased primarily due to the absence of programming costs in 2015 associated with NASCAR.

For the three months ended June 30, 2015, Selling, general and administrative expenses were essentially flat as lower costs primarily due to operational efficiency initiatives, including the restructuring activities undertaken in 2014, were offset by the absence in the current period of the reversal in 2014 of a $20 million accrued contingency. The decrease in Selling, general and administrative expense for the six months ended June 30, 2015 was primarily due to lower marketing expenses of $51 million due to timing as well as operational efficiency initiatives, including the 2014 restructuring, partially offset by the absence in the current period of the reversal in 2014 of a $20 million accrued contingency.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Gain (loss) on operating assets, Venezuelan foreign currency loss and external costs related to mergers, acquisitions and dispositions for the three and six months ended June 30, 2015 and 2014, which affected the comparability of the Turner segment’s results.

The increase in Operating Income for three and six months ended June 30, 2015 was primarily due to higher Revenues and lower Costs of revenues and, for the six months ended June 30, 2015, lower Selling, general and administrative expenses.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Home Box Office.  Revenues and Operating Income of the Home Box Office segment for the three and six months ended June 30, 2015 and 2014 are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Subscription	$1,181	$1,141	4%	$2,360	$2,271	4%
Content and other	257	276	(7)%	476	485	(2)%

Total revenues	1,438	1,417	1%	2,836	2,756	3%
Costs of revenues (a)	(675)	(658)	3%	(1,397)	(1,314)	6%
Selling, general and administrative (a)	(230)	(184)	25%	(422)	(370)	14%
Asset impairments	—	(4)	NM	—	(4)	NM
Restructuring and severance costs	(4)	(1)	NM	(5)	(9)	(44)%
Depreciation	(18)	(19)	(5)%	(39)	(40)	(3)%
Amortization	(3)	(3)	—%	(7)	(7)	—%

Operating Income	$508	$548	(7)%	$966	$1,012	(5)%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues for the three and six months ended June 30, 2015 was driven primarily by higher domestic subscription revenues of $47 million and $97 million, respectively, primarily due to higher contractual rates. International subscription revenues for the three and six months ended June 30, 2015 decreased mainly due to the transfer to Turner of the operation and certain contracts of an HBO-branded basic tier television service in India, partially offset by growth from international subscribers.

The decrease in Content and other revenues for the three and six months ended June 30, 2015 was primarily due to lower home entertainment revenues.

The components of Costs of revenues for the Home Box Office segment are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Programming costs:
Originals and sports	$266	$260	2%	$517	$478	8%
Acquired films and syndicated series	230	239	(4)%	490	489	—%

Total programming costs	496	499	(1)%	1,007	967	4%
Other direct operating costs	179	159	13%	390	347	12%

Costs of revenues (a)	$675	$658	3%	$1,397	$1,314	6%

(a)	Costs of revenues exclude depreciation.

The increase in programming costs for the six months ended June 30, 2015 was primarily due to higher costs for original series. The increase in other direct operating costs for the three months ended June 30, 2015 was primarily related to costs associated with HBO NOW. The increase in other direct operating costs for the six months ended June 30, 2015 was mainly due to higher participation expenses associated with original series and costs associated with HBO NOW.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the three and six months ended June 30, 2015, Selling, general and administrative expenses increased due to higher marketing expenses related to the launch of HBO NOW.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments for the three and six months ended June 30, 2015 and 2014, which affected the comparability of the Home Box Office segment’s results.

The decrease in Operating Income for the three and six months ended June 30, 2015 was primarily due to higher Costs of revenues and Selling, general and administrative expenses, partially offset by higher Revenues.

Warner Bros.  Revenues and Operating Income of the Warner Bros. segment for the three and six months ended June 30, 2015 and 2014 are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Theatrical product	$1,263	$1,494	(15)%	$2,728	$2,891	(6)%
Television product	1,308	1,067	23%	2,656	2,408	10%
Videogames and other	727	309	135%	1,113	637	75%

Total revenues	3,298	2,870	15%	6,497	5,936	9%
Costs of revenues (a)	(2,404)	(2,098)	15%	(4,719)	(4,221)	12%
Selling, general and administrative (a)	(468)	(435)	8%	(931)	(909)	2%
Loss on operating assets	(1)	—	NM	(1)	—	NM
Asset impairments	—	—	NM	—	(5)	NM
Venezuelan foreign currency loss	—	—	NM	(5)	—	NM
Restructuring and severance costs	1	(3)	(133)%	(2)	(5)	(60)%
Depreciation	(49)	(57)	(14)%	(98)	(108)	(9)%
Amortization	(36)	(43)	(16)%	(76)	(85)	(11)%

Operating Income	$341	$234	46%	$665	$603	10%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The components of Revenues for the three and six months ended June 30, 2015 and 2014 are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Theatrical product:
Film rentals	$450	$438	3%	$1,043	$993	5%
Home video and electronic delivery	461	563	(18)%	830	945	(12)%
Television licensing	307	441	(30)%	747	844	(11)%
Consumer products and other	45	52	(13)%	108	109	(1)%

Total theatrical product	$1,263	$1,494	(15)%	$2,728	$2,891	(6)%

Television product:
Television licensing	1,109	865	28%	2,246	1,974	14%
Home video and electronic delivery	92	110	(16)%	198	224	(12)%
Consumer products and other	107	92	16%	212	210	1%

Total television product	$1,308	$1,067	23%	$2,656	$2,408	10%

The increase in Revenues for three and six months ended June 30, 2015 included the net unfavorable impact of foreign exchange rates of approximately $170 million and $340 million, respectively.

Theatrical product revenues from film rentals increased for the three months ended June 30, 2015, reflecting higher carryover revenues of $28 million from prior period releases, partially offset by lower revenues of $16 million from theatrical films released during the second quarter of 2015 compared to the second quarter of 2014. Theatrical product revenues from film rentals increased for the six months ended June 30, 2015, reflecting higher carryover revenues of $226 million from prior period releases, partially offset by lower revenues of $176 million from theatrical films released during the first half of 2015 compared to the first half of 2014. The Company released seven and five theatrical films in the second quarter of 2015 and 2014, respectively, and eleven and nine theatrical films in the first half of 2015 and 2014, respectively.

For the three months ended June 30, 2015, theatrical product revenues from home video and electronic delivery decreased primarily due to lower revenues from releases during the second quarter of 2015 compared to the second quarter of 2014. For the six months ended June 30, 2015, theatrical product revenues from home video and electronic delivery decreased primarily due to lower revenues from prior period releases, including catalog titles. There were six home video and electronic delivery releases in both the second quarters of 2015 and 2014 and eleven and eight home video and electronic delivery releases in the first half of 2015 and 2014, respectively.

The decrease in theatrical product revenues from television licensing for the three and six months ended June 30, 2015 was primarily due to the timing and mix of availabilities.

Television product revenues from television licensing for the three and six months ended June 30, 2015 increased primarily due to higher syndication revenues including higher license fees from SVOD services, and for the six months ended June 30, 2015, was partially offset by lower initial telecast revenues.

Videogames and other revenues increased for the three and six months ended June 30, 2015 primarily due to higher revenues from videogames released during the second quarter and first half of 2015 as compared to the second quarter and first half of 2014. The Company released six videogames and one videogame during the second quarters of 2015 and 2014, respectively, and ten and three videogames during the first half of 2015 and 2014, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Warner Bros. segment are as follows (millions):

	Three Months Ended			Six Months Ended
	6/30/15	6/30/14	% Change	6/30/15	6/30/14	% Change
Film and television production costs	$1,524	$1,322	15%	$3,092	$2,761	12%
Print and advertising costs	611	527	16%	1,093	959	14%
Other costs, including merchandise and related costs	269	249	8%	534	501	7%

Costs of revenues (a)	$2,404	$2,098	15%	$4,719	$4,221	12%

(a)	Costs of revenues excludes depreciation.

Included in film and television production costs are production costs related to videogames, as well as theatrical film and videogame valuation adjustments resulting primarily from revisions to estimates of ultimate revenue and/or costs for certain theatrical films and videogames. Theatrical film valuation adjustments were $35 million and $74 million for the three and six months ended June 30, 2015, respectively, and $36 million for the six months ended June 30, 2014. Videogame valuation adjustments for the three and six months ended June 30, 2015 were $1 million and $17 million, respectively, and for the six months ended June 30, 2014 were $18 million. The increases in film and television production costs and print and advertising costs for the three and six months ended June 30, 2015 were primarily due to the mix of product released.

Selling, general and administrative expenses increased for the three and six months ended June 30, 2015 primarily due to the absence in the current period of a reversal in the second quarter of 2014 of certain bad debt reserves.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Venezuelan foreign currency and external costs related to mergers, acquisitions and dispositions for the three and six months ended June 30, 2015 and 2014, which affected the comparability of the Warner Bros. segment’s results.

The increase in Operating Income for the three and six months ended June 30, 2015 was primarily due to higher Revenues, partially offset by higher Costs of revenues.

Corporate.  Corporate’s Operating Income (Loss) for the three and six months ended June 30, 2015 and 2014 was as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Selling, general and administrative (a)	$(86)	$(129)	(33)%	$(185)	$(244)	(24)%
Gain on operating assets	—	—	NM	—	441	NM
Asset impairments	—	—	NM	(1)	(6)	(83)%
Restructuring and severance costs	3	(1)	NM	3	(5)	(160)%
Depreciation	(6)	(7)	(14)%	(10)	(14)	(29)%

Operating Income (Loss)	$(89)	$(137)	(35)%	$(193)	$172	(212)%

(a)	Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Gain on operating assets and external costs related to mergers, acquisitions and dispositions for the three and six months ended June 30, 2015 and 2014, which affected the comparability of Corporate’s results.

Operating loss for the three months ended June 30, 2015 decreased primarily due to lower external costs related to mergers, acquisitions and dispositions of $34 million and lower costs related to enterprise efficiency initiatives. Excluding the $441 million Gain on operating assets during the six months ended June 30, 2014, Operating loss for the six months ended June 30, 2015 decreased primarily due to lower external costs related to mergers, acquisitions and dispositions of $40 million and lower costs related to enterprise efficiency initiatives.

The enterprise efficiency initiatives involve the centralization of certain administrative functions to generate cost savings or other benefits for the Company. Selling, general and administrative expenses included costs related to enterprise efficiency initiatives of $7 million and $9 million for the three and six months ended June 30, 2015, respectively, and $12 million and $24 million for the three and six months ended June 30, 2014, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments, quarterly dividend payments and the purchase of common stock under the Company’s stock repurchase program. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at June 30, 2015 was $8.153 billion, which included $3.122 billion of Cash and equivalents.

Current Financial Condition

At June 30, 2015, Time Warner had net debt of $20.672 billion ($23.794 billion of debt less $3.122 billion of Cash and equivalents) and $24.025 billion of Shareholders’ equity, compared to net debt of $19.876 billion ($22.494 billion of debt less $2.618 billion of Cash and equivalents) and $24.476 billion of Shareholders’ equity at December 31, 2014.

The following table shows the significant items contributing to the increase in net debt from December 31, 2014 to June 30, 2015 (millions):

Balance at December 31, 2014	$19,876
Cash provided by operations from continuing operations	(1,800)
Capital expenditures	154
Repurchases of common stock	1,804
Dividends paid to common stockholders	584
Investments and acquisitions, net of cash acquired	184
Proceeds from the exercise of stock options	(121)
Other investment and sale proceeds	(109)
All other, net	100

Balance at June 30, 2015	$20,672

On June 13, 2014, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases in addition to the $5.0 billion it had previously authorized for share repurchases beginning January 1, 2014. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2015 through July 31, 2015, the Company repurchased 24 million shares of common stock for $2.041 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

During the first quarter of 2015, the Company finalized agreements relating to the construction and development of office and studio space in the Hudson Yards development on the west side of Manhattan in order to move its Corporate headquarters and New York City-based employees to the new space. Based on current construction cost estimates and space projections, the Company expects to invest an additional $1.9 billion in the Hudson Yards development project through 2019.

Cash Flows

Cash and equivalents increased by $504 million for the six months ended June 30, 2015. Cash and equivalents increased by $2.664 billion, including $189 million of Cash used by discontinued operations, for the six months ended June 30, 2014. Components of these changes are discussed below in more detail.

Operating Activities from Continuing Operations

Details of Cash provided by operations from continuing operations are as follows (millions):

	Six Months Ended June 30,
	2015	2014
Operating Income	$3,645	$3,615
Depreciation and amortization	334	368
Net interest payments (a)	(627)	(590)
Net income taxes paid (b)	(655)	(950)
All other, net, including working capital changes	(897)	(386)

Cash provided by operations from continuing operations	$1,800	$2,057

(a)	Includes cash interest received of $22 million and $39 million for the six months ended June 30, 2015 and 2014, respectively.
(b)	Includes income tax refunds received of $82 million and $40 million for the six months ended June 30, 2015 and 2014, respectively.

Cash provided by operations from continuing operations for the six months ended June 30, 2015 decreased primarily due to higher cash used by working capital, partially offset by lower net income taxes paid. Cash used by working capital increased primarily due to higher content investments, higher receivables due to the timing of collections and revenue growth as well as higher payments related to restructuring initiatives undertaken in 2014.

Investing Activities from Continuing Operations

Details of Cash provided (used) by investing activities from continuing operations are as follows (millions):

	Six Months Ended June 30,
	2015	2014
Investments in available-for-sale securities	$(32)	$(28)
Investments and acquisitions, net of cash acquired:
Eyeworks	—	(267)
CME	—	(371)
All other	(152)	(223)
Capital expenditures	(154)	(206)
Proceeds from the sale of available-for-sale securities	—	16
Proceeds from Time Inc. in the Time Separation	—	1,400
Proceeds from the sale of Time Warner Center	—	1,264
Other investment proceeds	109	122

Cash provided (used) by investing activities from continuing operations	$(229)	$1,707

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The change in Cash provided (used) by investing activities from continuing operations for the six months ended June 30, 2015 was primarily due to proceeds received in 2014 in connection with the Time Separation and from the sale of space in Time Warner Center, partially offset by a decrease in investment and acquisition spending. Included in Investments and acquisitions, net of cash acquired for the six months ended June 30, 2015 and 2014 are payments of $56 million and $91 million, respectively, related to the Hudson Yards development project.

Financing Activities from Continuing Operations

Details of Cash used by financing activities from continuing operations are as follows (millions):

	Six Months Ended June 30,
	2015	2014
Borrowings	$2,106	$2,401
Debt repayments	(804)	(15)
Proceeds from the exercise of stock options	121	182
Excess tax benefit from equity instruments	120	95
Principal payments on capital leases	(5)	(5)
Repurchases of common stock	(1,804)	(2,876)
Dividends paid	(584)	(568)
Other financing activities	(217)	(125)

Cash used by financing activities from continuing operations	$(1,067)	$(911)

Cash used by financing activities from continuing operations for the six months ended June 30, 2015 increased primarily due to an increase in Debt repayments, a decrease in Borrowings and an increase in cash used for Other financing activities, partially offset by a decrease in Repurchases of common stock. The increase in cash used for Other financing activities was primarily due to premiums paid and costs incurred in connection with the purchase of $687 million aggregate principal amount of the Company’s 5.875% Notes due 2016 through a tender offer. During the six months ended June 30, 2015, the Company issued approximately 4 million shares of common stock and received $121 million in connection with the exercise of stock options. At June 30, 2015, all of the approximately 21 million exercisable stock options outstanding on such date had exercise prices below the closing price of the Company’s common stock on the New York Stock Exchange.

Cash Flows from Discontinued Operations

Details of Cash used by discontinued operations are as follows (millions):

	Six Months Ended June 30,
	2015	2014
Cash used by operations from discontinued operations	$—	$(15)
Cash used by investing activities from discontinued operations	—	(51)
Cash used by financing activities from discontinued operations	—	(36)
Effect of change in cash and equivalents of discontinued operations	—	(87)

Cash used by discontinued operations	$—	$(189)

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At June 30, 2015, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $31.976 billion. Of this committed capacity, $8.153 billion was unused and $23.794 billion was outstanding as debt. At June 30, 2015, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$3,122	$—	$—	$3,122
Revolving credit facilities and commercial paper program (d)	5,000	—	—	5,000
Fixed-rate public debt	23,341	—	23,341	—
Other obligations (e)	513	29	453	31

Total	$31,976	$29	$23,794	$8,153

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 13.4 years as of June 30, 2015.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts. At June 30, 2015, the principal amounts of the Company’s publicly issued debt mature as follows: $1.0 billion in July 2015, $463 million in 2016, $500 million in 2017, $600 million in 2018, $650 million in 2019, $1.4 billion in 2020 and $18.831 billion thereafter. In the period after 2020, no more than $2.0 billion will mature in any given year.

(d)

The revolving credit facilities consist of two $2.5 billion revolving credit facilities. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the revolving credit facilities.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $50 million are due within the next twelve months.

June Debt Offering and Tender Offer for and Redemption of Debt

On June 4, 2015, Time Warner issued $2.1 billion aggregate principal amount of debt securities under a shelf registration statement, consisting of $1.5 billion aggregate principal amount of 3.60% Notes due 2025 and $600 million aggregate principal amount of 4.85% Debentures due 2045 (the “June 2015 Debt Offering”). The securities issued in the June 2015 Debt Offering are guaranteed, on an unsecured basis, by Historic TW Inc. (“Historic TW”). In addition, Turner and Home Box Office guarantee, on an unsecured basis, Historic TW’s guarantee of the securities. The net proceeds to the Company from the June 2015 Debt Offering were $2.083 billion, after deducting underwriting discounts and offering expenses. The Company used a portion of the net proceeds from the June 2015 Debt Offering to retire at maturity the $1.0 billion aggregate principal amount outstanding of its 3.15% Notes due July 15, 2015. The remainder of the net proceeds will be used for general corporate purposes, including share repurchases.

In June 2015, Time Warner purchased $687 million aggregate principal amount of the $1.0 billion aggregate principal amount outstanding of its 2016 Notes through a tender offer. The premiums paid and costs incurred in connection with the purchase of the 2016 Notes were $51 million and recorded in Other income (loss), net in the accompanying Consolidated Statement of Operations.

On July 31, 2015, the Company issued a notice of redemption for the $313 million aggregate principal amount of its 2016 Notes that remain outstanding following the tender offer. The Company expects to redeem the 2016 Notes on August 31, 2015 and anticipates premiums and costs of approximately $20 million to be incurred during the quarter ended September 30, 2015.

July Debt Offering

On July 28, 2015, Time Warner issued €700 million aggregate principal amount of 1.95% Notes due 2023 under a shelf registration statement (the “July 2015 Debt Offering”). The notes issued in the July 2015 Debt Offering are guaranteed, on an unsecured basis, by Historic TW. In addition, Turner and Home Box Office guarantee, on an unsecured basis, Historic TW’s guarantee of the notes. The net proceeds from the issuance of the notes will be used for general corporate purposes.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium cable, basic cable, network and syndicated television and SVOD exhibition. Backlog was approximately $6.3 billion and $6.5 billion at June 30, 2015 and December 31, 2014, respectively. Included in the backlog amounts is licensing of theatrical and television product from the Warner Bros. segment to the Turner segment in the amount of $714 million and $700 million at June 30, 2015 and December 31, 2014, respectively. Also included in the backlog amounts is licensing of theatrical product from the Warner Bros. segment to the Home Box Office segment in the amount of $749 million and $788 million at June 30, 2015 and December 31, 2014, respectively.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding (i) the adequacy of the Company’s liquidity to meet its needs for the foreseeable future, (ii) the Company’s expected investment in space in the Hudson Yards development, (iii) the number of original television series Warner Bros. expects to produce and (iv) the expected redemption of the 2016 Notes.

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

•	the Company’s ability to deal effectively with economic slowdowns or other economic or market difficulties;
•	changes in foreign exchange rates;
•

increased volatility or decreased liquidity in the capital markets, including any limitation on the Company’s ability to access the capital markets for debt securities, refinance its outstanding indebtedness or obtain bank financings on acceptable terms;

•	piracy and the Company’s ability to exploit and protect its intellectual property rights in and to its content and other products;
•	the failure to achieve the anticipated benefits of the Company’s cost reduction initiatives;
•	the effects of any significant acquisitions, dispositions and other similar transactions by the Company;
•	a disruption or failure of the Company’s or its vendors’ network and information systems or other technology relied on by the Company;
•	the failure to meet earnings expectations;
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(Unaudited; millions, except share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and equivalents	$3,122	$2,618
Receivables, less allowances of $860 and $1,152	8,004	7,720
Inventories	1,640	1,700
Deferred income taxes	184	184
Prepaid expenses and other current assets	860	958

Total current assets	13,810	13,180
Noncurrent inventories and theatrical film and television production costs	6,597	6,841
Investments, including available-for-sale securities	2,132	2,326
Property, plant and equipment, net	2,567	2,655
Intangible assets subject to amortization, net	1,036	1,141
Intangible assets not subject to amortization	7,030	7,032
Goodwill	27,575	27,565
Other assets	2,678	2,519

Total assets	$63,425	$63,259

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,059	$7,507
Deferred revenue	623	579
Debt due within one year	1,513	1,118

Total current liabilities	9,195	9,204
Long-term debt	22,281	21,376
Deferred income taxes	2,109	2,204
Deferred revenue	307	315
Other noncurrent liabilities	5,508	5,684
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 817 million and 832 million shares outstanding	17	17
Additional paid-in capital	148,572	149,282
Treasury stock, at cost (835 million and 820 million shares)	(43,895)	(42,445)
Accumulated other comprehensive loss, net	(1,396)	(1,164)
Accumulated deficit	(79,273)	(81,214)

Total equity	24,025	24,476

Total liabilities and equity	$63,425	$63,259

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited; millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$7,348	$6,788	$14,475	$13,591
Costs of revenues	(4,188)	(3,925)	(8,276)	(7,776)
Selling, general and administrative	(1,248)	(1,217)	(2,437)	(2,487)
Amortization of intangible assets	(43)	(50)	(91)	(100)
Restructuring and severance costs	(10)	(17)	(22)	(43)
Asset impairments	—	(14)	(1)	(26)
Gain (loss) on operating assets, net	—	2	(3)	456

Operating income	1,859	1,567	3,645	3,615
Interest expense, net	(286)	(296)	(580)	(561)
Other income (loss), net	(125)	6	(242)	(5)

Income from continuing operations before income taxes	1,448	1,277	2,823	3,049
Income tax provision	(477)	(434)	(919)	(841)

Income from continuing operations	971	843	1,904	2,208
Discontinued operations, net of tax	—	7	37	(66)

Net income	$971	$850	$1,941	$2,142

Per share information:
Basic income per common share from continuing operations	$1.18	$0.96	$2.30	$2.49
Discontinued operations	—	0.01	0.05	(0.07)

Basic net income per common share	$1.18	$0.97	$2.35	$2.42

Average basic common shares outstanding	821.6	874.8	825.5	882.9

Diluted income per common share from continuing operations	$1.16	$0.94	$2.26	$2.45
Discontinued operations	—	0.01	0.05	(0.08)

Diluted net income per common share	$1.16	$0.95	$2.31	$2.37

Average diluted common shares outstanding	836.3	894.2	841.1	902.4

Cash dividends declared per share of common stock	$0.3500	$0.3175	$0.7000	$0.6350

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited; millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$971	$850	$1,941	$2,142
Other comprehensive loss, net of tax:
Foreign currency translation:
Unrealized gains (losses) occurring during the period	(42)	2	(244)	(18)
Reclassification adjustment for losses realized in net income	—	—	5	—

Change in foreign currency translation	(42)	2	(239)	(18)

Securities:
Unrealized gains (losses) on securities occurring during the period	1	(2)	5	(5)
Reclassification adjustment for gains realized in net income	—	(5)	—	(5)

Net gains (losses) on securities	1	(7)	5	(10)

Benefit obligations:
Unrealized losses occurring during the period	(9)	(31)	(1)	(37)
Reclassification adjustment for losses realized in net income	5	6	11	11

Change in benefit obligations	(4)	(25)	10	(26)

Derivative financial instruments:
Unrealized gains (losses) occurring during the period	(45)	(7)	18	(1)
Reclassification adjustment for (gains) losses realized in net income	1	4	(26)	(1)

Change in derivative financial instruments	(44)	(3)	(8)	(2)

Other comprehensive loss	(89)	(33)	(232)	(56)

Comprehensive income	$882	$817	$1,709	$2,086

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months Ended June 30,

(Unaudited; millions)

	2015	2014
OPERATIONS
Net income	$1,941	$2,142
Less Discontinued operations, net of tax	(37)	66

Net income from continuing operations	1,904	2,208
Adjustments for noncash and nonoperating items:
Depreciation and amortization	334	368
Amortization of film and television costs	4,087	3,913
Asset impairments	1	26
Gain on investments and other assets, net	(20)	(477)
Equity in losses of investee companies, net of cash distributions	116	54
Equity-based compensation	135	126
Deferred income taxes	(80)	(312)
Changes in operating assets and liabilities, net of acquisitions	(4,677)	(3,849)

Cash provided by operations from continuing operations	1,800	2,057

INVESTING ACTIVITIES
Investments in available-for-sale securities	(32)	(28)
Investments and acquisitions, net of cash acquired	(152)	(861)
Capital expenditures	(154)	(206)
Investment proceeds from available-for-sale securities	—	16
Proceeds from Time Inc. in the Time Separation	—	1,400
Proceeds from the sale of Time Warner Center	—	1,264
Other investment proceeds	109	122

Cash provided (used) by investing activities from continuing operations	(229)	1,707

FINANCING ACTIVITIES
Borrowings	2,106	2,401
Debt repayments	(804)	(15)
Proceeds from exercise of stock options	121	182
Excess tax benefit from equity instruments	120	95
Principal payments on capital leases	(5)	(5)
Repurchases of common stock	(1,804)	(2,876)
Dividends paid	(584)	(568)
Other financing activities	(217)	(125)

Cash used by financing activities from continuing operations	(1,067)	(911)

Cash provided by continuing operations	504	2,853

Cash used by operations from discontinued operations	—	(15)
Cash used by investing activities from discontinued operations	—	(51)
Cash used by financing activities from discontinued operations	—	(36)
Effect of change in cash and equivalents of discontinued operations	—	(87)

Cash used by discontinued operations	—	(189)

INCREASE IN CASH AND EQUIVALENTS	504	2,664
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,618	1,816

CASH AND EQUIVALENTS AT END OF PERIOD	$3,122	$4,480

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

Six Months Ended June 30,

(Unaudited; millions)

	2015	2014
BALANCE AT BEGINNING OF PERIOD	$24,476	$29,904
Net income	1,941	2,142
Other comprehensive loss attributable to continuing operations	(232)	(78)
Other comprehensive income attributable to discontinued operations	—	22
Amounts related to the Time Separation	—	(2,797)
Cash dividends	(584)	(568)
Common stock repurchases	(1,800)	(3,000)
Amounts related primarily to stock options and restricted stock units	224	282

BALANCE AT END OF PERIOD	$24,025	$25,907

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Consolidation

The consolidated financial statements include all the assets, liabilities, revenues, expenses and cash flows of entities in which Time Warner has a controlling interest (“subsidiaries”). Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.

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

On February 10, 2015, Venezuelan government officials announced changes to Venezuela’s foreign currency exchange system. Those changes included the elimination of the SICAD 2 exchange due to the merger of the SICAD 1 and SICAD 2 exchanges into a single SICAD exchange as well as the creation of the Simadi exchange, which is a new free market foreign currency exchange. On their initial date of activity, the exchange rates published by the Central Bank of Venezuela were 12 VEF to each U.S. Dollar for the SICAD exchange and 170 VEF to each U.S. Dollar for the Simadi exchange. Given the restrictions associated with the official

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

government rate and the SICAD exchange, starting on February 10, 2015, the Company began to use the Simadi exchange rate to remeasure its VEF-denominated transactions and balances and recognized a pretax foreign exchange loss of $22 million in the Consolidated Statement of Operations during the quarter ended March 31, 2015. Approximately $15 million of such loss related to cash balances.

Accounting Guidance Adopted in 2015

Fair Value Measurement

During the second quarter of 2015, the Company early adopted guidance that eliminated the requirement to categorize within the fair value hierarchy all investments for which net asset value per share was used as a practical expedient to measure fair value. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

Consolidation

In February 2015, guidance was issued that changes how companies evaluate entities for consolidation. The changes primarily relate to (i) the identification of variable interests related to fees paid to decision makers or service providers, (ii) how entities determine whether limited partnerships or similar entities are variable interest entities, (iii) how related parties and de facto agents are considered in the primary beneficiary determination, and (iv) the elimination of the presumption that a general partner controls a limited partnership. This guidance will become effective for the Company on January 1, 2016 on either a modified retrospective or full retrospective basis. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

Debt Issuance Costs

In April 2015, guidance was issued that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a deduction from the carrying amount of such debt. This guidance will become effective for the Company on January 1, 2016 on a retrospective basis. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, guidance was issued that clarifies how fees paid by a customer in a cloud computing arrangement are accounted for. The guidance provides that if a cloud computing arrangement includes a software license, the arrangement should be accounted for in a manner consistent with the acquisition of other software licenses. The guidance also provides that if a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This guidance will become effective for the Company on January 1, 2016 and the Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

Subsequent Event

On July 28, 2015, Time Warner issued €700 million aggregate principal amount of 1.95% Notes due 2023 under a shelf registration statement (the “July 2015 Debt Offering”). The securities issued in the July 2015 Debt Offering are guaranteed, on an unsecured basis, by Historic TW Inc. (“Historic TW”). In addition, Turner and Home Box Office guarantee, on an unsecured basis, Historic TW’s guarantee of the securities. The net proceeds from the issuance of the notes will be used for general corporate purposes.

2.	BUSINESS DISPOSITIONS AND ACQUISITIONS

Summary of Discontinued Operations

Discontinued operations, net of tax, for the six months ended June 30, 2015 was income of $37 million ($0.05 of diluted net income per common share), primarily related to the final resolution of a tax indemnification obligation associated with the disposition of Warner Music Group in 2004.

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

Financial data for discontinued operations is as follows for three and six months ended June 30, 2014 (millions, except per share amounts):

	Three Months Ended	Six Months Ended
	6/30/14	6/30/14
Total revenues	$670	$1,415

Pretax income (loss)	15	(97)
Income tax benefit (provision)	(8)	31

Net income (loss)	$7	$(66)

Per share information:
Basic net income (loss) per common share	$0.01	$(0.07)

Average common shares outstanding — basic	874.8	882.9

Diluted net income (loss) per common share	$0.01	$(0.08)

Average common shares outstanding — diluted	894.2	902.4

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	INVESTMENTS

Investment in Hudson Yards Development Project

During the first quarter of 2015, the Company finalized agreements relating to the construction and development of office and studio space in the Hudson Yards development on the west side of Manhattan in order to move its Corporate headquarters and New York City-based employees to the new space. The Company will fund its proportionate share of the costs for the construction and development through a limited liability corporation (“LLC”) that is controlled by the developer and managed by an affiliate of the developer. As of June 30, 2015, the Company’s investment in the LLC, which is accounted for under the equity method of accounting, is approximately $164 million and is included in Investments, including available-for-sale securities in the Consolidated Balance Sheet. Based on current construction cost estimates and space projections, the Company expects to invest an additional $1.9 billion in the Hudson Yards development project through 2019.

Central European Media Enterprises Ltd.

As of June 30, 2015, the Company had an approximate 49.5% voting interest in Central European Media Enterprises Ltd.’s (“CME”) common stock and an approximate 75.6% economic interest in CME on a diluted basis.

As of June 30, 2015, the Company owned 61.4 million shares of CME’s Class A common stock and 1 share of Series A convertible preferred stock, which is convertible into 11.2 million shares of CME’s Class A common stock and votes with the Class A common stock on an as-converted basis. The Company accounts for its investment in CME’s Class A common stock and Series A convertible preferred stock under the equity method of accounting.

As of June 30, 2015, the Company owned shares of CME’s Series B convertible redeemable preferred shares, which may be converted into 95.9 million shares of CME’s Class A common stock at the Company’s option at any time after June 25, 2016. The Company accounts for its investment in CME’s Series B convertible redeemable preferred shares under the cost method of accounting.

As of June 30, 2015, the Company owned 3.4 million senior secured notes due 2017 (the “Senior Secured Notes”), each consisting of an initial $100 principal amount plus accrued interest of 15%. The Senior Secured Notes are accounted for at their amortized cost and classified as held-to-maturity in the Consolidated Balance Sheet.

As of June 30, 2015, the Company held 101 million warrants to purchase one share of CME Class A common stock. The warrants issued to Time Warner have a four-year term and an exercise price of $1.00 per share, do not contain any voting rights and are not exercisable until May 2016. The warrants are subject to a limited right whereby the Company can exercise any of its warrants earlier solely to own up to 49.9% of CME’s Class A common stock. The warrants are carried at fair value in the Consolidated Balance Sheet. The initial fair value of the warrants was recognized as a discount to the Senior Secured Notes and the term loan provided by the Company to CME (as described below) and a deferred gain related to the revolving credit facility provided by the Company to CME (as described below).

Time Warner has also provided CME a $115 million revolving credit facility and a $30 million term loan that both mature on December 1, 2017. CME can pay accrued interest on the amounts outstanding under the revolving credit facility and term loan either in cash or by adding the amount of accrued interest to the outstanding principal amount of the term loan or revolving credit facility, as applicable. As of June 30, 2015, there were no amounts outstanding under the revolving credit facility and the carrying value of amounts outstanding under the term loan was $17 million and is classified as other assets in the Consolidated Balance Sheet.

On November 14, 2014, Time Warner and CME entered into an agreement pursuant to which Time Warner agreed to assist CME in refinancing $261 million aggregate principal amount of its Senior Convertible Notes due 2015 (the “2015 Notes”) and €240 million aggregate principal amount of its Senior Notes due 2017 (the “2017 Notes”). In connection with this agreement, CME entered into a €251 million senior unsecured term loan that matures on November 1, 2017 (the “2017 Term Loan”) with third-party financial institutions the same day. Time Warner has guaranteed CME’s obligations under the 2017 Term Loan for a fee equal to 8.5% less the interest rate on the 2017 Term Loan. The fee is payable to Time Warner in cash or in kind at CME’s option. CME used the proceeds of the 2017 Term Loan to redeem the 2017 Notes. CME also entered into unsecured interest rate hedge arrangements to protect against changes in the applicable interest rate on the 2017 Term Loan during its term. Time Warner has also guaranteed CME’s obligations under the hedge arrangements.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Upon maturity of the 2015 Notes in November 2015, Time Warner will, at its option, either (i) guarantee a Euro-equivalent $261 million unsecured term loan due November 1, 2019 (the “2015 Term Loan”) obtained by CME from one or more third-party financial institutions, for a fee equal to 8.5% less the interest rate on the 2015 Term Loan or (ii) provide a Euro-equivalent $261 million senior secured term loan that matures on November 1, 2019 directly to CME, with an 8.5% interest rate (the “Time Warner Loan”). The guarantee fee or interest payments, as applicable, will be paid to Time Warner in cash or in kind at CME’s option. Not later than the maturity of the 2015 Term Loan or the Time Warner Loan, as applicable, Time Warner also will earn a commitment fee of $9 million, which will accrue interest at 8.5% from the date of the 2015 Term Loan or Time Warner Loan, as applicable, until paid.

4.	FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, respectively (millions):

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities (a)	$187	$—	$—	$187	$232	$5	$—	$237
Available-for-sale securities:
Equity securities	23	—	—	23	19	—	—	19
Debt securities	—	89	—	89	—	60	—	60
Derivatives:
Foreign exchange contracts	—	67	—	67	—	61	—	61
Other	—	—	139	139	—	—	247	247
Liabilities:
Derivatives:
Foreign exchange contracts	—	—	—	—	—	(3)	—	(3)
Other	—	—	(7)	(7)	—	—	(6)	(6)

Total	$210	$156	$132	$498	$251	$123	$241	$615

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements. As of June 30, 2015, assets and liabilities valued using significant unobservable inputs (Level 3) primarily related to a $137 million asset related to warrants to purchase shares of Class A common stock of CME. The Company estimates the fair value of these warrants using a Monte Carlo Simulation model. Significant unobservable inputs used in the fair value measurement at June 30, 2015 are an expected term of 2.07 years and an expected volatility of approximately 80%. As of both June 30, 2015 and 2014, the other Level 3 assets and liabilities consisted of assets related to equity instruments held by employees of a former subsidiary of the Company, liabilities for contingent consideration and options to redeem securities.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the beginning and ending balances of net derivative assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the six months ended June 30, 2015 and 2014 on such assets and liabilities that were included in the Consolidated Balance Sheet as of June 30, 2015 and 2014 (millions):

	June 30, 2015	June 30, 2014
Balance as of the beginning of the period	$241	$1
Total losses, net:
Included in operating income	(1)	—
Included in other income (loss), net	(106)	(2)
Included in other comprehensive loss	—	—
Purchases	—	213
Settlements	(2)	(15)
Issuances	—	16
Transfers in and/or out of Level 3	—	—

Balance as of the end of the period	$132	$213

Net loss for the period included in net income related to assets and liabilities still held as of the end of the period	$(107)	$(1)

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at June 30, 2015, the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.874 billion and, based on interest rates prevailing at December 31, 2014, the fair value of Time Warner’s debt exceeded its carrying value by approximately $4.251 billion. The fair value of Time Warner’s debt was considered a Level 2 measurement as it was based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity.

Information as of June 30, 2015 about the Company’s investments in CME that are not required to be carried at fair value on a recurring basis is as follows (millions):

	Carrying Value	Fair Value	Fair Value Hierarchy
Class A common stock (a)	$—	$158	Level 1
Series B convertible redeemable preferred shares	$—	$209	Level 2
Senior secured notes	$199	$401	Level 2

(a)	Includes one share of Series A convertible preferred stock.

The fair values of the Company’s investments in CME’s Class A common stock (including Series A convertible preferred stock) and Series B convertible redeemable preferred shares are primarily determined by reference to the June 30, 2015 closing price of CME’s common stock. The fair value of the Company’s investment in CME’s Senior Secured Notes is primarily determined by reference to observable sales transactions.

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

During the three and six months ended June 30, 2015 and June 30, 2014, the Company also performed fair value measurements related to certain theatrical films and television programs. In determining the fair value of its theatrical films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular theatrical film. The fair value of any theatrical films and television programs that management plans to abandon is zero. Because the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement. The following table presents certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, that were written down to fair value (millions):

	Carrying value before writedown	Carrying value after writedown
Fair value measurements made during the three months ended June 30,:
2015	$112	$73
2014	$4	$—

Fair value measurements made during the six months ended June 30,:
2015	$288	$210
2014	$188	$140

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	June 30, 2015	December 31, 2014
Inventories:
Programming costs, less amortization	$3,028	$3,251
Other inventory, primarily DVDs and Blu-ray Discs	250	228

Total inventories	3,278	3,479
Less: current portion of inventory	(1,640)	(1,700)

Total noncurrent inventories	1,638	1,779

Theatrical film production costs: (a)
Released, less amortization	594	641
Completed and not released	308	379
In production	1,175	1,266
Development and pre-production	132	105

Television production costs: (a)
Released, less amortization	1,614	1,251
Completed and not released	244	521
In production	871	889
Development and pre-production	21	10

Total theatrical film and television production costs	4,959	5,062

Total noncurrent inventories and theatrical film and television production costs	$6,597	$6,841

(a)

Does not include $730 million and $797 million of acquired film library intangible assets as of June 30, 2015 and December 31, 2014, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net gains and losses from hedging activities recognized in the Consolidated Statement of Operations were as follows (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gains (losses) recognized in:
Costs of revenues	$(15)	$(11)	$51	$(11)
Selling, general and administrative	3	1	9	3
Other income (loss), net	(4)	(5)	(10)	(9)

Included in Other loss, net is the impact of hedge ineffectiveness and forward points and option premiums, which are excluded from the assessment of hedge effectiveness. Such amounts were not material.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions and has entered into collateral agreements with certain of these counterparties to further protect the Company in the event of deterioration of the credit quality of such counterparties on outstanding transactions. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. For such foreign exchange contracts, the Company offsets the fair values of the amounts owed to or due from the same counterparty and classifies the net amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at June 30, 2015 and December 31, 2014 (millions):

	June 30, 2015 (a)	December 31, 2014 (b)
Prepaid expenses and other current assets	$67	$61
Accounts payable and accrued liabilities	—	(3)

(a)

Includes $183 million ($149 million of qualifying hedges and $34 million of economic hedges) and $116 million ($102 million of qualifying hedges and $14 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

(b)	Includes $139 million ($92 million of qualifying hedges and $47 million of economic hedges) and $81 million ($65 million of qualifying hedges and $16 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

At June 30, 2015 and December 31, 2014, $8 million and $20 million, respectively, of gains related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net at June 30, 2015 and December 31, 2014 are net gains of $12 million and net losses of $5 million, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

7.	LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Debt Offering and Tender Offer

On June 4, 2015, Time Warner issued $2.1 billion aggregate principal amount of debt securities under a shelf registration statement, consisting of $1.5 billion aggregate principal amount of 3.60% Notes due 2025 and $600 million aggregate principal amount of 4.85% Debentures due 2045 (the “June 2015 Debt Offering”). The securities issued in the June 2015 Debt Offering are guaranteed, on an unsecured basis, by Historic TW. In addition, Turner and Home Box Office guarantee, on an unsecured basis, Historic TW’s guarantee of the securities. The net proceeds to the Company from the June 2015 Debt Offering were $2.083 billion, after deducting underwriting discounts and offering expenses. The Company used a portion of the net proceeds from the June 2015 Debt Offering to retire at maturity the $1.0 billion aggregate principal amount outstanding of its 3.15% Notes due July 15, 2015. The remainder of the net proceeds will be used for general corporate purposes, including share repurchases.

In June 2015, Time Warner purchased $687 million aggregate principal amount of the $1.0 billion aggregate principal amount outstanding of its 5.875% Notes due 2016 (the “2016 Notes”) through a tender offer. The premiums paid and costs incurred in connection with the purchase of the 2016 Notes were $51 million and recorded in Other income (loss), net in the Consolidated Statement of Operations.

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

From January 1, 2015 through June 30, 2015, the Company repurchased approximately 21 million shares of common stock for approximately $1.800 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of June 30, 2015, $2.700 billion remained under the stock repurchase program.

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

The following summary sets forth the activity within Other comprehensive loss (millions):

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized losses on foreign currency translation	$(48)	$6	$(42)	$(262)	$18	$(244)
Reclassification adjustment for losses on foreign currency translation realized in net income (a)	—	—	—	5	—	5
Unrealized gains on securities	1	—	1	7	(2)	5
Unrealized losses on benefit obligations	(12)	3	(9)	(3)	2	(1)
Reclassification adjustment for losses on benefit obligations realized in net income (c)	9	(4)	5	17	(6)	11
Unrealized gains (losses) on derivative financial instruments	(69)	24	(45)	28	(10)	18
Reclassification adjustment for (gains) losses on derivative financial instruments realized in net income (d)	2	(1)	1	(40)	14	(26)

Other comprehensive loss	$(117)	$28	$(89)	$(248)	$16	$(232)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized gains (losses) on foreign currency translation	$4	$(2)	$2	$(12)	$(6)	$(18)
Unrealized losses on securities	(4)	2	(2)	(9)	4	(5)
Reclassification adjustment for gains on securities realized in net income (b)	(8)	3	(5)	(8)	3	(5)
Unrealized losses on benefit obligations	(44)	13	(31)	(52)	15	(37)
Reclassification adjustment for losses on benefit obligations realized in net income (c)	10	(4)	6	17	(6)	11
Unrealized losses on derivative financial instruments	(11)	4	(7)	(1)	—	(1)
Reclassification adjustment for (gains) losses on derivative financial instruments realized in net income (d)	6	(2)	4	(1)	—	(1)

Other comprehensive loss	$(47)	$14	$(33)	$(66)	$10	$(56)

(a)	Pretax (gains) losses included in Gain (loss) on operating assets, net.
(b)	Pretax (gains) losses included in Other income (loss), net.
(c)	Pretax (gains) losses included in Selling, general and administrative expenses.
(d)	Pretax (gains) losses included in Selling, general and administrative expenses and Costs of revenues are as follows (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Selling, general and administrative expenses	$(3)	$(1)	$(9)	$(3)
Costs of revenues	5	7	(31)	2

9.	INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted income per common share from continuing operations (millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from continuing operations	$971	$843	$1,904	$2,208
Income allocated to participating securities	(3)	(4)	(5)	(7)

Income from continuing operations — basic	$968	$839	$1,899	$2,201

Average basic common shares outstanding	821.6	874.8	825.5	882.9
Dilutive effect of equity awards	14.7	19.4	15.6	19.5

Average diluted common shares outstanding	836.3	894.2	841.1	902.4

Antidilutive common share equivalents excluded from computation	4	1	4	1

Income per common share from continuing operations:
Basic	$1.18	$0.96	$2.30	$2.49
Diluted	$1.16	$0.94	$2.26	$2.45

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	EQUITY-BASED COMPENSATION

The table below summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per share:

	Six Months Ended June 30,
	2015	2014
Expected volatility	25.1%	28.0%
Expected term to exercise from grant date	5.80 years	5.92 years
Risk-free rate	1.8%	1.9%
Expected dividend yield	1.7%	1.9%
Weighted average grant date fair value per option	$18.38	$15.61

The following table sets forth the weighted-average grant date fair value of restricted stock units (“RSUs”) and target performance stock units (“PSUs”) granted during the period. For PSUs, the Company applies mark-to-market accounting that is reflected in the grant date fair values presented because for accounting purposes, the service inception date is deemed to precede the grant date for accounting purposes:

	Six Months Ended June 30,
	2015	2014
RSUs	$83.91	$65.33
PSUs	93.88	97.11

The following table sets forth the number of stock options, RSUs and target PSUs granted (millions):

	Six Months Ended June 30,
	2015	2014
Stock options	3.0	1.0
RSUs	2.0	2.6
PSUs	0.1	0.2

Compensation expense recognized for equity-based awards is as follows (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
RSUs and PSUs	$37	$33	$110	$107
Stock options	8	4	25	19

Total impact on operating income	$45	$37	$135	$126

Tax benefit recognized	$16	$12	$48	$45

Total unrecognized compensation cost related to unvested RSUs and target PSUs as of June 30, 2015, without taking into account expected forfeitures, is $244 million and is expected to be recognized over a weighted-average period between one and two years.

Total unrecognized compensation cost related to unvested stock option awards as of June 30, 2015, without taking into account expected forfeitures, is $78 million and is expected to be recognized over a weighted-average period between one and two years.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	BENEFIT PLANS

Components of Net Periodic Benefit Costs

A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s defined benefit pension plans for the three and six months ended June 30, 2015 and 2014 is as follows (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$1	$—	$2	$1
Interest cost	21	27	42	49
Expected return on plan assets	(23)	(27)	(46)	(50)
Amortization of net loss	4	4	9	7

Net periodic benefit costs (a)	$3	$4	$7	$7

Contributions	$9	$9	$16	$17

(a)

Excludes net periodic benefit costs related to discontinued operations of $2 million and $3 million during the three and six months ended June 30, 2015, respectively, and $1 million during the six months ended June 30, 2014.

12.	RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations and real estate consolidations. Restructuring and severance costs expensed as incurred for the three and six months ended June 30, 2015 and 2014 are as follows (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Turner	$10	$12	$18	$24
Home Box Office	4	1	5	9
Warner Bros.	(1)	3	2	5
Corporate	(3)	1	(3)	5

Total restructuring and severance costs	$10	$17	$22	$43

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
2015 activity	$13	$—	$22	$—
2014 and prior activity	(3)	17	—	43

Total restructuring and severance costs	$10	$17	$22	$43

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2014	$525	$9	$534
Net accruals	12	10	22
Foreign currency translation adjustment	(3)	—	(3)
Cash paid	(198)	(4)	(202)

Remaining liability as of June 30, 2015	$336	$15	$351

As of June 30, 2015, of the remaining $351 million liability, $273 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $78 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2018.

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

In the ordinary course of business, Time Warner’s reportable segments enter into transactions with one another. The most common types of intersegment transactions include the Warner Bros. segment generating revenues by licensing television and theatrical programming to the Turner and Home Box Office segments. These intersegment transactions are recorded by each segment at estimated fair value as if the transactions were with third parties and, therefore, affect segment performance. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses or assets recognized by the segment that is the counterparty to the transaction) are eliminated in consolidation and, therefore, do not affect consolidated results.

Information as to the Revenues, intersegment revenues, Operating Income (Loss) and Assets of Time Warner’s reportable segments is set forth below (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Turner	$2,827	$2,750	$5,537	$5,343
Home Box Office	1,438	1,417	2,836	2,756
Warner Bros.	3,298	2,870	6,497	5,936
Intersegment eliminations	(215)	(249)	(395)	(444)

Total revenues	$7,348	$6,788	$14,475	$13,591

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Intersegment Revenues
Turner	$34	$37	$58	$57
Home Box Office	11	10	18	19
Warner Bros.	170	202	319	368

Total intersegment revenues	$215	$249	$395	$444

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Income (Loss)
Turner	$1,130	$929	$2,238	$1,829
Home Box Office	508	548	966	1,012
Warner Bros.	341	234	665	603
Corporate	(89)	(137)	(193)	172
Intersegment eliminations	(31)	(7)	(31)	(1)

Total operating income	$1,859	$1,567	$3,645	$3,615

			June 30, 2015	December 31, 2014
Assets
Turner			$25,481	$25,271
Home Box Office			14,085	13,869
Warner Bros.			20,223	20,559
Corporate			3,636	3,560

Total assets			$63,425	$63,259

14.	COMMITMENTS AND CONTINGENCIES

Commitments

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of Time Warner Cable Inc. in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including: annual payments made at the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $914 million (for a net present value of $426 million). To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at June 30, 2015. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contingencies

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.

On April 4, 2007, the National Labor Relations Board (“NLRB”) issued a complaint against CNN America Inc. (“CNN America”) and Team Video Services, LLC (“Team Video”) related to CNN America’s December 2003 and January 2004 terminations of its contractual relationships with Team Video, under which Team Video had provided electronic news gathering services in Washington, DC and New York, NY. The National Association of Broadcast Employees and Technicians, under which Team Video’s employees were unionized, initially filed charges of unfair labor practices with the NLRB in February 2004, alleging that CNN America and Team Video were joint employers, that CNN America was a successor employer to Team Video, and/or that CNN America discriminated in its hiring practices to avoid becoming a successor employer or due to specific individuals’ union affiliation or activities. In the complaint, the NLRB sought, among other things, the reinstatement of certain union members and monetary damages. On November 19, 2008, the presiding NLRB Administrative Law Judge (“ALJ”) issued a non-binding recommended decision and order finding CNN America liable. On September 15, 2014, a three-member panel of the NLRB affirmed the ALJ’s decision and adopted the ALJ’s order with certain modifications. On September 16, 2014, CNN America filed a notice of appeal with the U.S. Court of Appeals for the D.C. Circuit. On November 12, 2014, both CNN America and the NLRB General Counsel filed motions with the NLRB for reconsideration of the panel’s decision. On December 17, 2014, CNN America’s appeal to the U.S. Court of Appeals was placed on hold pending resolution of the motions for reconsideration. On March 20, 2015, the NLRB granted the NLRB General Counsel’s motion for reconsideration to correct certain inadvertent errors in the panel’s decision, and it denied CNN America’s motion for reconsideration. On July 9, 2015, CNN America filed a notice of appeal with the U.S. Court of Appeals for the D.C. Circuit regarding the panel’s decision and the denial of CNN America’s motion for reconsideration, which notice of appeal supersedes CNN America’s earlier notice of appeal.

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

For matters disclosed above for which a loss is probable or reasonably possible, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss for such matters in excess of accrued liabilities is between $0 and $130 million at June 30, 2015. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Income Tax Uncertainties

During the six months ended June 30, 2015, the Company recorded net decreases to income tax reserves of approximately $54 million, of which approximately $12 million impacted the Company’s effective tax rate. During the six months ended June 30, 2015, the Company recorded net increases to interest reserves related to the income tax reserves of approximately $29 million.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$89	$108	$223	$224
Expenses	—	(2)	(2)	(4)
Interest income	31	19	60	19
Other income, net	4	4	8	8

16.	ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other income (loss), net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

			Six Months Ended June 30,
			2015	2014
Cash Flows
Cash payments made for interest			$(649)	$(629)
Interest income received			22	39

Cash interest payments, net			$(627)	$(590)

Cash payments made for income taxes			$(737)	$(990)
Income tax refunds received			82	40

Cash tax payments, net			$(655)	$(950)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Expense, Net
Interest income	$58	$38	$109	$100
Interest expense	(344)	(334)	(689)	(661)

Total interest expense, net	$(286)	$(296)	$(580)	$(561)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Other Income (Loss), Net
Investment gains (losses), net	$(26)	$26	$(85)	$21
Loss on equity method investees	(46)	(21)	(95)	(20)
Premiums paid and costs incurred on debt redemption	(51)	—	(51)	—
Other	(2)	1	(11)	(6)

Total other income (loss), net	$(125)	$6	$(242)	$(5)

			June 30, 2015	December 31, 2014
Accounts Payable and Accrued Liabilities
Accounts payable			$623	$574
Accrued expenses			1,774	2,173
Participations payable			2,711	2,551
Programming costs payable			764	722
Accrued compensation			743	1,034
Accrued interest			300	303
Accrued income taxes			144	150

Total accounts payable and accrued liabilities			$7,059	$7,507

			June 30, 2015	December 31, 2014
Other Noncurrent Liabilities
Noncurrent tax and interest reserves			$1,569	$1,520
Participations payable			1,119	1,076
Programming costs payable			848	959
Noncurrent pension and post-retirement liabilities			909	928
Deferred compensation			446	491
Other noncurrent liabilities			617	710

Total other noncurrent liabilities			$5,508	$5,684

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

For the Company’s collaborative arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $121 million and $187 million were recorded in Costs of revenues for the three months ended June 30, 2015 and 2014, respectively, and $248 million and $305 million were recorded in Costs of revenues for the six months ended June 30, 2015 and 2014, respectively.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

June 30, 2015

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$2,044	$109	$969	$—	$3,122
Receivables, net	20	1,063	6,936	(15)	8,004
Inventories	—	456	1,187	(3)	1,640
Deferred income taxes	184	42	7	(49)	184
Prepaid expenses and other current assets	263	70	527	—	860

Total current assets	2,511	1,740	9,626	(67)	13,810
Noncurrent inventories and theatrical film and television production costs	—	1,896	4,775	(74)	6,597
Investments in amounts due to and from consolidated subsidiaries	44,835	10,798	12,578	(68,211)	—
Investments, including available-for-sale securities	195	408	1,531	(2)	2,132
Property, plant and equipment, net	79	369	2,119	—	2,567
Intangible assets subject to amortization, net	—	—	1,036	—	1,036
Intangible assets not subject to amortization	—	2,007	5,023	—	7,030
Goodwill	—	9,880	17,695	—	27,575
Other assets	428	165	2,085	—	2,678

Total assets	$48,048	$27,263	$56,468	$(68,354)	$63,425

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$619	$868	$5,640	$(68)	$7,059
Deferred revenue	—	53	589	(19)	623
Debt due within one year	1,345	160	8	—	1,513

Total current liabilities	1,964	1,081	6,237	(87)	9,195
Long-term debt	18,176	3,870	235	—	22,281
Deferred income taxes	2,109	2,325	1,775	(4,100)	2,109
Deferred revenue	—	4	321	(18)	307
Other noncurrent liabilities	1,774	1,797	3,041	(1,104)	5,508
Equity
Due to (from) Time Warner Inc. and subsidiaries	—	(45,896)	5,388	40,508	—
Other shareholders’ equity	24,025	64,082	39,471	(103,553)	24,025

Total equity	24,025	18,186	44,859	(63,045)	24,025

Total liabilities and equity	$48,048	$27,263	$56,468	$(68,354)	$63,425

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$1,623	$290	$705	$—	$2,618
Receivables, net	93	996	6,638	(7)	7,720
Inventories	—	453	1,247	—	1,700
Deferred income taxes	184	42	7	(49)	184
Prepaid expenses and other current assets	360	120	478	—	958

Total current assets	2,260	1,901	9,075	(56)	13,180
Noncurrent inventories and theatrical film and television production costs	—	1,744	5,182	(85)	6,841
Investments in amounts due to and from consolidated subsidiaries	44,407	11,333	12,369	(68,109)	—
Investments, including available-for-sale securities	186	417	1,723	—	2,326
Property, plant and equipment, net	73	377	2,205	—	2,655
Intangible assets subject to amortization, net	—	—	1,141	—	1,141
Intangible assets not subject to amortization	—	2,007	5,025	—	7,032
Goodwill	—	9,880	17,685	—	27,565
Other assets	429	156	1,934	—	2,519

Total assets	$47,355	$27,815	$56,339	$(68,250)	$63,259

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$744	$953	$5,990	$(180)	$7,507
Deferred revenue	—	57	549	(27)	579
Debt due within one year	1,100	9	9	—	1,118

Total current liabilities	1,844	1,019	6,548	(207)	9,204
Long-term debt	17,108	4,006	262	—	21,376
Deferred income taxes	2,204	2,443	1,840	(4,283)	2,204
Deferred revenue	—	17	322	(24)	315
Other noncurrent liabilities	1,723	1,844	3,179	(1,062)	5,684
Equity
Due to (from) Time Warner Inc. and subsidiaries	—	(43,026)	6,668	36,358	—
Other shareholders’ equity	24,476	61,512	37,520	(99,032)	24,476

Total equity	24,476	18,486	44,188	(62,674)	24,476

Total liabilities and equity	$47,355	$27,815	$56,339	$(68,250)	$63,259

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended June 30, 2015

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$1,830	$5,680	$(162)	$7,348
Costs of revenues	—	(780)	(3,535)	127	(4,188)
Selling, general and administrative	(84)	(292)	(903)	31	(1,248)
Amortization of intangible assets	—	—	(43)	—	(43)
Restructuring and severance costs	—	(10)	—	—	(10)

Operating income	(84)	748	1,199	(4)	1,859
Equity in pretax income (loss) of consolidated subsidiaries	1,848	1,199	488	(3,535)	—
Interest expense, net	(247)	(78)	37	2	(286)
Other income (loss), net	(69)	20	(73)	(3)	(125)

Income from continuing operations before income taxes	1,448	1,889	1,651	(3,540)	1,448
Income tax provision	(477)	(592)	(545)	1,137	(477)

Net income	$971	$1,297	$1,106	$(2,403)	$971

Comprehensive income	$882	$1,308	$1,016	$(2,324)	$882

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended June 30, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$1,788	$5,177	$(177)	$6,788
Costs of revenues	—	(786)	(3,294)	155	(3,925)
Selling, general and administrative	(126)	(215)	(898)	22	(1,217)
Amortization of intangible assets	—	—	(50)	—	(50)
Restructuring and severance costs	(1)	(6)	(10)	—	(17)
Asset impairments	—	—	(14)	—	(14)
Gain (loss) on operating assets, net	—	—	2	—	2

Operating income	(127)	781	913	—	1,567
Equity in pretax income (loss) of consolidated subsidiaries	1,625	920	539	(3,084)	—
Interest expense, net	(236)	(77)	15	2	(296)
Other income (loss), net	15	6	(14)	(1)	6

Income from continuing operations before income taxes	1,277	1,630	1,453	(3,083)	1,277
Income tax provision	(434)	(540)	(491)	1,031	(434)

Income from continuing operations	843	1,090	962	(2,052)	843
Discontinued operations, net of tax	7	(2)	10	(8)	7

Net income	$850	$1,088	$972	$(2,060)	850

Comprehensive income	$817	$1,062	$970	$(2,032)	817

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Six Months Ended June 30, 2015

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$3,632	$11,220	$(377)	$14,475
Costs of revenues	—	(1,662)	(6,929)	315	(8,276)
Selling, general and administrative	(184)	(548)	(1,759)	54	(2,437)
Amortization of intangible assets	—	—	(91)	—	(91)
Restructuring and severance costs	—	(14)	(8)	—	(22)
Asset impairments	—	—	(1)	—	(1)
Gain (loss) on operating assets, net	—	—	(3)	—	(3)

Operating income	(184)	1,408	2,429	(8)	3,645
Equity in pretax income (loss) of consolidated subsidiaries	3,590	2,431	930	(6,951)	—
Interest expense, net	(492)	(156)	64	4	(580)
Other income (loss), net	(91)	23	(170)	(4)	(242)

Income from continuing operations before income taxes	2,823	3,706	3,253	(6,959)	2,823
Income tax provision	(919)	(1,145)	(1,064)	2,209	(919)

Income from continuing operations	1,904	2,561	2,189	(4,750)	1,904
Discontinued operations, net of tax	37	37	37	(74)	37

Net income	$1,941	$2,598	$2,226	$(4,824)	$1,941

Comprehensive income	$1,709	$2,508	$1,988	$(4,496)	$1,709

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Six Months Ended June 30, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$3,512	$10,446	$(367)	$13,591
Costs of revenues	—	(1,612)	(6,488)	324	(7,776)
Selling, general and administrative	(239)	(479)	(1,812)	43	(2,487)
Amortization of intangible assets	—	—	(100)	—	(100)
Restructuring and severance costs	(4)	(20)	(19)	—	(43)
Asset impairments	(6)	—	(20)	—	(26)
Gain (loss) on operating assets, net	—	—	456	—	456

Operating income	(249)	1,401	2,463	—	3,615
Equity in pretax income (loss) of consolidated subsidiaries	3,761	2,052	997	(6,810)	—
Interest expense, net	(468)	(118)	21	4	(561)
Other income (loss), net	5	15	(24)	(1)	(5)

Income from continuing operations before income taxes	3,049	3,350	3,457	(6,807)	3,049
Income tax provision	(841)	(1,117)	(962)	2,079	(841)

Income from continuing operations	2,208	2,233	2,495	(4,728)	2,208
Discontinued operations, net of tax	(66)	(41)	(63)	104	(66)

Net income	$2,142	$2,192	$2,432	$(4,624)	2,142

Comprehensive income	$2,086	$2,147	$2,380	$(4,527)	2,086

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Six Months Ended June 30, 2015

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$1,941	$2,598	$2,226	$(4,824)	$1,941
Less Discontinued operations, net of tax	(37)	(37)	(37)	74	(37)

Net income from continuing operations	1,904	2,561	2,189	(4,750)	1,904
Adjustments for noncash and nonoperating items:
Depreciation and amortization	6	54	274	—	334
Amortization of film and television costs	—	1,318	2,782	(13)	4,087
Asset impairments	—	—	1	—	1
Gain on investments and other assets, net	6	(20)	(6)	—	(20)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(3,590)	(2,431)	(930)	6,951	—
Equity in losses of investee companies, net of cash distributions	(4)	—	118	2	116
Equity-based compensation	45	38	52	—	135
Deferred income taxes	(80)	(101)	(44)	145	(80)
Changes in operating assets and liabilities, net of acquisitions	224	(314)	(2,253)	(2,334)	(4,677)
Intercompany	—	1,224	(1,224)	—	—

Cash provided by operations from continuing operations	(1,489)	2,329	959	1	1,800

INVESTING ACTIVITIES
Investments in available-for-sale securities	(16)	—	(16)	—	(32)
Investments and acquisitions, net of cash acquired	(17)	(1)	(134)	—	(152)
Capital expenditures	(16)	(29)	(109)	—	(154)
Advances to (from) parent and consolidated subsidiaries	2,818	344	1	(3,163)	—
Other investment proceeds	25	72	12	—	109

Cash provided (used) by investing activities from continuing operations	2,794	386	(246)	(3,163)	(229)

FINANCING ACTIVITIES
Borrowings	2,096	—	10	—	2,106
Debt repayments	(787)	—	(17)	—	(804)
Proceeds from exercise of stock options	121	—	—	—	121
Excess tax benefit from equity instruments	120	—	—	—	120
Principal payments on capital leases	—	(5)	—	—	(5)
Repurchases of common stock	(1,804)	—	—	—	(1,804)
Dividends paid	(584)	—	—	—	(584)
Other financing activities	(53)	(20)	(144)	—	(217)
Change in due to/from parent and investment in segment	—	(2,871)	(291)	3,162	—

Cash used by financing activities from continuing operations	(891)	(2,896)	(442)	3,162	(1,067)

Cash provided by continuing operations	414	(181)	271	—	504

Cash used by operations from discontinued operations	7	—	(7)	—	—

Cash used by discontinued operations	7	—	(7)	—	—

INCREASE IN CASH AND EQUIVALENTS	421	(181)	264	—	504
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,623	290	705	—	2,618

CASH AND EQUIVALENTS AT END OF PERIOD	$2,044	$109	$969	$—	$3,122

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Six Months Ended June 30, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$2,142	$2,192	$2,432	$(4,624)	$2,142
Less Discontinued operations, net of tax	66	41	63	(104)	66

Net income from continuing operations	2,208	2,233	2,495	(4,728)	2,208
Adjustments for noncash and nonoperating items:
Depreciation and amortization	9	58	301	—	368
Amortization of film and television costs	—	1,280	2,655	(22)	3,913
Asset impairments	6	—	20	—	26
Gain on investments and other assets, net	(15)	(7)	(455)	—	(477)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(3,761)	(2,052)	(997)	6,810	—
Equity in losses of investee companies, net of cash distributions	1	(6)	59	—	54
Equity-based compensation	41	39	46	—	126
Deferred income taxes	(312)	(270)	(333)	603	(312)
Changes in operating assets and liabilities, net of acquisitions	359	(429)	(1,148)	(2,631)	(3,849)
Intercompany	—	1,518	(1,518)	—	—

Cash provided by operations from continuing operations	(1,464)	2,364	1,125	32	2,057

INVESTING ACTIVITIES
Investments in available-for-sale securities	(5)	—	(23)	—	(28)
Investments and acquisitions, net of cash acquired	(19)	(2)	(840)	—	(861)
Capital expenditures	(18)	(32)	(156)	—	(206)
Investment proceeds from available-for-sale securities	13	3	—	—	16
Proceeds from Time Inc. in the Time Separation	590	—	810	—	1,400
Proceeds from the sale of Time Warner Center	—	—	1,264	—	1,264
Advances to (from) parent and consolidated subsidiaries	3,946	5,336	—	(9,282)	—
Other investment proceeds	43	85	12	(18)	122

Cash provided (used) by investing activities from continuing operations	4,550	5,390	1,067	(9,300)	1,707

FINANCING ACTIVITIES
Borrowings	2,118	—	283	—	2,401
Debt repayments	—	—	(15)	—	(15)
Proceeds from exercise of stock options	182	—	—	—	182
Excess tax benefit from equity instruments	95	—	—	—	95
Principal payments on capital leases	—	(4)	(1)	—	(5)
Repurchases of common stock	(2,876)	—	—	—	(2,876)
Dividends paid	(568)	—	—	—	(568)
Other financing activities	61	(40)	(136)	(10)	(125)
Change in due to/from parent and investment in segment	—	(7,571)	(1,707)	9,278	—

Cash used by financing activities from continuing operations	(988)	(7,615)	(1,576)	9,268	(911)

Cash provided by continuing operations	2,098	139	616	—	2,853

Cash used by operations from discontinued operations	—	—	(15)	—	(15)
Cash used by investing activities from discontinued operations	318	18	(51)	(336)	(51)
Cash used by financing activities from discontinued operations	—	—	(372)	336	(36)
Effect of change in cash and equivalents of discontinued operations	—	—	(87)	—	(87)

Cash used by discontinued operations	318	18	(525)	—	(189)

INCREASE IN CASH AND EQUIVALENTS	2,416	157	91	—	2,664
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,039	148	629	—	1,816

CASH AND EQUIVALENTS AT END OF PERIOD	$3,455	$305	$720	$—	$4,480

Part II. Other Information

Item 1. Legal Proceedings.

The following information supplements and amends the disclosure set forth in Part I, Item 3. Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the “March 2015 Form 10-Q”).

Reference is made to the complaint issued by the National Labor Relations Board (“NLRB”) against CNN America Inc. (“CNN America”) and Team Video Services, LLC described on page 27 of the 2014 Form 10-K and page 48 of the March 2015 Form 10-Q. On July 9, 2015, CNN America filed a notice of appeal with the U.S. Court of Appeals for the D.C. Circuit regarding (i) the decision of a three-member panel of the NLRB affirming the presiding NLRB Administrative Law Judge’s decision and order finding CNN America liable and (ii) the NLRB’s denial of CNN America’s motion for reconsideration of the panel’s decision. CNN America’s notice of appeal supersedes an earlier notice of appeal filed with the U.S. Court of Appeals for the D.C. Circuit on September 16, 2014.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended June 30, 2015.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2015 - April 30, 2015	3,537,547	$84.81	3,537,547	$3,301,283,406
May 1, 2015 - May 31, 2015	3,371,945	$84.69	3,371,945	$3,015,723,138
June 1, 2015 - June 30, 2015	3,625,706	$86.63	3,625,706	$2,701,617,820

Total	10,535,198	$85.40	10,535,198	$2,701,617,820

(1)	These amounts do not give effect to any fees, commissions or other costs associated with the share repurchases.
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

TIME WARNER INC.
(Registrant)

/s/ Howard M. Averill
Date: August 5, 2015	Name:	Howard M. Averill
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. †

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at June 30, 2015 and December 31, 2014, (ii) Consolidated Statement of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statement of Cash Flows for the three and six months ended June 30, 2015 and 2014, (v) Consolidated Statement of Equity for the three and six months ended June 30, 2015 and 2014, (vi) Notes to Consolidated Financial Statements and (vii) Supplementary Information - Condensed Consolidating Financial Statements.

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