Form 10-Q
period 2015-09-30
TIME WARNER INC.
filed 2015-11-04
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2015 or

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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of October 27, 2015
Common Stock – $.01 par value	799,480,039

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2015. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2015 and cash flows for the nine months ended September 30, 2015.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, Adult Swim, Cartoon Network, CNN, HBO, Cinemax, Warner Bros. and New Line Cinema. During the nine months ended September 30, 2015, the Company generated Revenues of $21.039 billion (up 6% from $19.834 billion in 2014), Operating Income of $5.479 billion (up 19% from $4.586 billion in 2014), Income from continuing operations of $2.938 billion (down 7% from $3.174 billion in 2014), Net Income attributable to Time Warner Inc. shareholders of $2.976 billion (down 4% from $3.109 billion in 2014) and Cash provided by operations from continuing operations of $3.001 billion (up 12% from $2.674 billion in 2014). The Company’s results for the nine months ended September 30, 2014 were significantly impacted by the sale and leaseback of the Company’s space in Time Warner Center in January 2014 as well as the reversal of certain tax reserves in connection with an audit settlement, restructuring and severance costs and programming impairments.

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Turner, Home Box Office and Warner Bros. For additional information regarding Time Warner’s segments, refer to Note 13, “Segment Information,” to the accompanying consolidated financial statements.

Turner.  The Turner segment consists of businesses managed by Turner Broadcasting System, Inc. (“Turner”). During the nine months ended September 30, 2015, the Turner segment recorded Revenues of $7.935 billion (37% of the Company’s total Revenues) and Operating Income of $3.310 billion.

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

Home Box Office.  The Home Box Office segment consists of businesses managed by Home Box Office, Inc. (“Home Box Office”). During the nine months ended September 30, 2015, the Home Box Office segment recorded Revenues of $4.203 billion (20% of the Company’s total Revenues) and Operating Income of $1.485 billion.

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

Additional sources of revenues for Home Box Office are (i) the home entertainment sales of its original programming, including Game of Thrones, True Blood, Boardwalk Empire and True Detective, via electronic sell-through (“EST”) and on DVDs and Blu-ray Discs and (ii) the licensing of its original programming to SVOD services and international television networks.

Warner Bros.  The Warner Bros. segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute television shows, feature films and videogames. During the nine months ended September 30, 2015, the Warner Bros. segment recorded Revenues of $9.687 billion (43% of the Company’s total Revenues) and Operating Income of $1.050 billion.

Warner Bros. is a leader in television production and distribution. For the 2015/2016 season, Warner Bros. is producing over 60 original series in the U.S., including (i) at least two series for each of the five broadcast networks (including 2 Broke Girls, Arrow, The Bachelor, The Big Bang Theory, Blindspot, DC’s Legends of Tomorrow, The Flash, Gotham, Lucifer, The Middle, Mike & Molly, Mom, Rush Hour, Supergirl, Supernatural, Vampire Diaries and The Voice), (ii) series for basic cable networks (including Major Crimes, Pretty Little Liars and Rizzoli & Isles), (iii) series for premium pay television services (including The Leftovers, Shameless and Westworld), (iv) series for SVOD services (including 11/22/63, Fuller House and Longmire), (v) series for first-run syndication (including The Ellen DeGeneres Show, Extra and TMZ) and (vi) animated series for Cartoon Network, Adult Swim and Disney XD. Warner Bros. also licenses the rights to many of its U.S. original television series in international territories. Outside the U.S., Warner Bros. has a global network of production companies in 16 countries (located across Europe and South America and in Australia and New Zealand), which allows Warner Bros. to develop programming specifically tailored for the audiences in these territories. These local production companies also focus on developing non-scripted programs and formats that can be adapted and sold internationally and in the U.S. Television product revenues are generated principally from the licensing of programs to broadcast and cable television networks and premium pay television and SVOD services.

Warner Bros. is also a leader in the feature film industry and produces feature films under its Warner Bros. and New Line Cinema banners. The Warner Bros. segment’s theatrical product revenues are generated principally through rental fees from theatrical exhibition of feature films, including the following recently released films: Black Mass, Get Hard, The Intern, Mad Max: Fury Road, Magic Mike XXL, The Man from U.N.C.L.E, Pan, San Andreas and Vacation, and subsequently through licensing fees received from the distribution of films on premium pay television, television broadcast and cable networks and SVOD services.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The segment also generates television and theatrical product revenues from the distribution of television and theatrical product in various digital formats (e.g., EST and video-on-demand) and on DVDs and Blu-ray Discs. In addition, the segment generates revenues through the development and distribution of videogames, including the following recently released videogames: Batman: Arkham Knight, Lego Dimensions and Mortal Kombat X. Warner Bros.’ television, film and videogame businesses benefit from a shared infrastructure, including shared production, distribution, marketing and administrative functions and resources.

The distribution and sale of physical discs is one of the largest contributors to the segment’s revenues and profits. For the past several years, sales of physical discs have declined as the home entertainment industry has been undergoing significant changes as it transitions from the physical distribution of film and television content via DVDs and Blu-ray Discs to the electronic delivery of such content. Several factors have contributed to this decline, including consumers shifting to SVOD services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than physical disc sales; changing retailer initiatives and strategies (e.g., reduction of floor space devoted to physical discs); retail store closures; increasing competition for consumer discretionary time and spending; and piracy. The electronic delivery of film and television content is growing and becoming more important to the Warner Bros. segment, which has helped to offset some of the decline in sales of physical discs. During the first nine months of 2015, across the home entertainment industry, consumer spending on physical discs continued to decline and consumer spending on electronic delivery continued to increase.

Television Industry

The U.S. television industry is continuing to evolve, with changes in technology, rapid growth in new video services, and corresponding increase in overall video content consumption and shift in consumer viewing habits. Consumers are watching an increasing amount of programming on-demand and across a wide variety of services and devices, including smartphones, tablets, PCs and internet-connected televisions. During 2014 and 2015, the number of multi-channel video service subscribers in the U.S. declined slightly, and the Company expects further modest declines. To counteract this trend, some multi-channel video service providers (“MVPDs”) are putting greater emphasis on selling smaller bundles of cable networks, resulting in higher subscriber declines for most individual networks than for multi-channel video services in total.

At the same time, the penetration of broadband and internet-connected devices has grown and SVOD services such as Amazon Prime, Hulu and Netflix have continued to increase their number of subscribers. These SVOD services have been, and are expected to continue, making significant investments in acquired and original programming. In addition, ad-supported broadband video services such as through YouTube and Facebook have continued to gain in popularity. Some television networks have launched SVOD services that are available to consumers without a multi-channel video service subscription.

As a result of these changes, consumers have more options for obtaining video content, including lower-cost alternatives. At the same time, however, the combination of new competitors, changes in viewing habits and declines in MVPD subscribers has negatively affected overall television ratings and, as a result, television advertising revenues for the industry and certain of the Company’s networks. There also has been a corresponding shift of advertising dollars to non-traditional video outlets.

To address these changes, the Company’s strategy over the past few years has focused on strengthening its position within the traditional TV ecosystem, enhancing the value of traditional pay television subscriptions for consumers, and pursuing new opportunities outside the traditional ecosystem. As part of this strategy, the Company plans to continue increasing its investment in high-quality distinctive programming to enhance the value of its networks. The Company is also working to enhance the value to consumers of the traditional MVPD bundle and capitalize on the shift in consumption habits in a number of ways, including by expanding the amount of its content that is available on demand to MVPD subscribers and supporting the development of better user interfaces for on-demand multiplatform viewing. In addition, Turner has introduced new advertising products that provide greater data analytic tools and targeting capabilities to advertisers in order to more effectively compete with non-traditional outlets. The Company is also pursuing a number of initiatives to capitalize on the new opportunities presented by these changes, including launching and investing in SVOD services, as well as investing in short-form content production and digital-first news and entertainment networks.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Recent Developments

Strategic Review

As part of its long-range planning process, the Company routinely reviews opportunities to streamline its operations and optimize resource allocation among its strategic priorities. In connection with that review, the Company will evaluate its future use of approximately $100 million of programming rights. Because the Company has not yet completed its review, it is not able to estimate the charges, if any, it will incur.

Central European Media Enterprises Ltd.

On September 30, 2015, Central European Media Enterprises Ltd. (“CME”) entered into a credit agreement (the “2015 Credit Agreement”) with third-party financial institutions for a €235 million senior unsecured term loan that will be funded in November 2015 and mature on November 1, 2019. Time Warner has guaranteed CME’s obligations under the 2015 Credit Agreement for a fee equal to 8.5% less the interest rate on the term loan, to be paid to Time Warner semi-annually in cash or in kind at CME’s option. CME will use the proceeds of the term loan to repay the $261 million aggregate principal amount of its 5.0% Senior Convertible Notes due 2015 (the “2015 Notes”) at maturity on November 15, 2015. As consideration for assisting CME in refinancing the 2015 Notes, Time Warner earned a commitment fee of $9 million, which will accrue interest at a rate of 8.5%. As of September 30, 2015, there were no amounts outstanding under the 2015 Credit Agreement. CME may enter into unsecured hedge arrangements to protect against changes in the interest rate on the term loan during its term. If so, Time Warner will guarantee CME’s obligations under such hedge arrangements.

iStreamPlanet

In August 2015, Turner acquired a majority ownership interest in iStreamPlanet Co., LLC (“iStreamPlanet”), a provider of streaming and cloud-based video and technology services, for $149 million, net of cash acquired. As a result of Turner’s acquisition of the additional interests in iStreamPlanet, Turner recorded a $3 million gain on a previously held investment accounted for under the cost method and began consolidating iStreamPlanet in the third quarter of 2015. In connection with the acquisition, $29 million of Redeemable noncontrolling interest was recorded in the accompanying Consolidated Balance Sheet.

June Debt Offering

On June 4, 2015, Time Warner issued $2.1 billion aggregate principal amount of debt securities under a shelf registration statement. The Company used a portion of the net proceeds from this offering to retire at maturity the $1.0 billion aggregate principal amount outstanding of its 3.15% Notes due July 15, 2015. See “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements” for further information.

Debt Tender Offer and Redemption

In June 2015, Time Warner purchased $687 million aggregate principal amount of the $1.0 billion aggregate principal amount outstanding of its 5.875% Notes due 2016 (the “2016 Notes”) through a tender offer. In August 2015, the Company redeemed the $313 million aggregate principal amount of the 2016 Notes that remained outstanding following the tender offer. The premiums paid and costs incurred in connection with this purchase and redemption were $20 million and $71 million for the three and nine months ended September 30, 2015, respectively, and were recorded in Other loss, net in the accompanying Consolidated Statement of Operations. See “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements” for further information.

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

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by transactions and certain other items in each period as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Asset impairments	$(7)	$(5)	$(8)	$(31)
Gain (loss) on operating assets, net	2	(5)	(1)	451
Venezuelan foreign currency loss	—	—	(22)	—
Other	(3)	(12)	(8)	(71)

Impact on Operating Income	(8)	(22)	(39)	349
Investment gains (losses), net	15	(78)	(70)	(57)
Amounts related to the separation of Time Warner Cable Inc.	(4)	—	(8)	(1)
Amounts related to the disposition of Warner Music Group	—	1	—	—
Amounts related to the separation of Time Inc.	(2)	2	(7)	2
Premiums paid and costs incurred on debt redemption	(21)	—	(72)	—
Items affecting comparability relating to equity method investments	17	(5)	(4)	(25)

Pretax impact	(3)	(102)	(200)	268
Income tax impact of above items	9	7	55	84

Impact of items affecting comparability on income from continuing operations	$6	$(95)	$(145)	$352

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $9 million and $31 million for the three and nine months ended September 30, 2015, respectively, and $303 million and $346 million for the three and nine months ended September 30, 2014, respectively. For the three months ended September 30, 2014, the Company also incurred $343 million of programming impairments, reflecting $482 million of programming impairments at the Turner segment, partially offset by $139 million of intercompany eliminations. For further discussion of Restructuring and severance costs and the programming impairments, see “Consolidated Results” and “Business Segment Results.”

Asset Impairments

During the three and nine months ended September 30, 2015, the Company recognized asset impairments of $7 million and $8 million, respectively, which consisted of $5 million and $6 million, respectively, at Corporate primarily related to certain internally developed software, and $1 million for both the three and nine months ended September 30, 2015 at both the Turner and Warner Bros. segments relating to miscellaneous assets.

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

Gain (Loss) on Operating Assets, Net

For the three and nine months ended September 30, 2015, the Company recognized a $2 million gain on operating assets at the Turner segment reflecting a $3 million gain upon its acquisition of the controlling interest of iStreamPlanet and a $1 million loss on the sale of a business. For the nine months ended September 30, 2015, the Company also recognized $2 million of net losses at the Turner segment related to the remeasurement of certain previously held investments upon the Turner segment’s acquisition of controlling interests in those investments as well as a $1 million loss at the Warner Bros. segment.

For the three and nine months ended September 30, 2014, the Company recognized a $5 million loss on operating assets at the Turner segment related to the shutdown of a business. For the nine months ended September 30, 2014, the Company also recognized $15 million of gains at the Turner segment, reflecting a $2 million gain primarily related to the sale of a building in South America and a $13 million gain related to the sale of Zite, Inc., a news content aggregation and recommendation platform, and a $441 million gain at Corporate in connection with the sale and leaseback of the Company’s space in Time Warner Center.

Venezuelan Foreign Currency Loss

For the nine months ended September 30, 2015, the Company recognized a pretax foreign exchange loss of $22 million, consisting of $17 million at the Turner segment and $5 million at the Warner Bros. segment, related to a change in the foreign currency exchange rate used by the Company for remeasuring its Venezuelan net monetary assets from the SICAD 2 rate to the Simadi rate. The Venezuelan foreign currency loss is included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations. See “Recent Developments” for more information.

Other

Other reflects external costs related to mergers, acquisitions or dispositions of $3 million and $8 million for the three and nine months ended September 30, 2015, respectively, and $12 million and $71 million for the three and nine months ended September 30, 2014, respectively. External costs related to mergers, acquisitions or dispositions for the three and nine months ended September 30, 2015 consisted of $0 and $1 million, respectively, at the Turner segment, $2 million and $5 million, respectively, at the Warner Bros. segment and $1 million and $2 million, respectively, at Corporate. External costs related to mergers, acquisitions or dispositions for the three and nine months ended September 30, 2014 consisted of $4 million and $14 million, respectively, at the Turner segment primarily related to exit costs in connection with the shutdown of CNN Latino, $4 million and $12 million, respectively, at the Warner Bros. segment primarily related to the acquisition of the international operations of Eyeworks Group (“Eyeworks”) and $4 million and $45 million, respectively, at Corporate related to the legal and structural separation of Time Inc. from the Company (the “Time Separation”).

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

External costs related to mergers, acquisitions or dispositions are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Investment Gains (Losses), Net

For the three and nine months ended September 30, 2015, the Company recognized $15 million of net investment gains and $70 million of net investment losses consisting of $5 million and $110 million, respectively, of losses related to fair value adjustments on warrants to purchase common stock of CME held by the Company and $20 million and $40 million, respectively, of net miscellaneous investment gains.

For the three and nine months ended September 30, 2014, the Company recognized $78 million and $57 million, respectively, of net miscellaneous investment losses, consisting of $58 million and $59 million, respectively, of losses related to fair value adjustments on warrants to purchase CME common stock held by the Company and $20 million of net miscellaneous investment losses for the three months ended September 30, 2014 and $2 million of net miscellaneous investment gains for the nine months ended September 30, 2014.

Amounts Related to the Separation of Time Warner Cable Inc.

For the three and nine months ended September 30, 2015, the Company recognized $4 million of other loss related to payments made to Time Warner Cable Inc. (“TWC”) in accordance with a tax sharing agreement with TWC and for the nine months ended September 30, 2015, the Company also recognized $4 million of other loss related to changes in the value of a TWC tax indemnification receivable. The Company recognized other expense of $1 million for the nine months ended September 30, 2014 related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by TWC employees. The amounts related to the separation of Time Warner Cable Inc. have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Disposition of Warner Music Group

For the three months ended September 30, 2014, the Company recognized other income of $1 million primarily related to a tax indemnification obligation associated with the disposition of Warner Music Group (“WMG”) in 2004. This amount has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Time Separation

For the three and nine months ended September 30, 2015, the Company recognized $2 million and $7 million, respectively, of other loss primarily reflecting pension and other retirement benefits related to employees and former employees of Time Inc. For the three and nine months ended September 30, 2014, the Company recognized $2 million of other income related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by certain Time Inc. employees.

Premiums Paid and Costs Incurred on Debt Redemption

For the three and nine months ended September 30, 2015, the Company recognized $21 million of premiums paid and costs incurred principally on the redemption of $313 million aggregate principal amount of its 2016 Notes. For the nine months ended September 30, 2015, the Company also recognized $51 million of premiums paid and costs incurred on the purchase of $687 million aggregate principal amount of its 2016 Notes through a tender offer. The premiums paid and costs incurred on debt redemption were recorded in Other loss, net in the accompanying Consolidated Statement of Operations. See “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements” for further information.

Items Affecting Comparability Relating to Equity Method Investments

For the three and nine months ended September 30, 2015, the Company recognized a $3 million asset impairment recorded by an equity method investee for both periods and $2 million of income and $1 million of losses, respectively, from discontinued operations recorded by an equity method investee. In addition, for the three months ended September 30, 2015, the Company recognized an $18 million reversal of an accrual related to government investigations recorded by an equity method investee. For the three and nine months ended September 30, 2014, the Company recognized $4 million of expenses related to a government investigation of an equity method investee and $1 million and $9 million, respectively, of losses related to discontinued operations

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

recorded by an equity method investee. In addition, for the nine months ended September 30, 2014, the Company recognized a $12 million loss on the extinguishment of debt recorded by an equity method investee. These amounts have been reflected in Other loss, net in the Consolidated Statement of Operations.

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

Revenues.  The components of Revenues are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Turner	$2,398	$2,446	(2)%	$7,935	$7,789	2%
Home Box Office	1,367	1,304	5%	4,203	4,060	4%
Warner Bros.	3,190	2,775	15%	9,687	8,711	11%
Intersegment eliminations	(391)	(282)	39%	(786)	(726)	8%

Total revenues	$6,564	$6,243	5%	$21,039	$19,834	6%

For the three months ended September 30, 2015, Revenues at the Turner segment decreased driven by lower Content and other, Subscription and Advertising revenues. For the nine months ended September 30, 2015, Revenues at the Turner segment increased due to higher Content and other and Subscription revenues. Revenues at the Home Box Office segment increased for the three and nine months ended September 30, 2015 due to higher Subscription and Content and other revenues. For the three and nine months ended September 30, 2015, Revenues at the Warner Bros. segment increased driven by higher Television product and Videogames and other revenues, partially offset by lower Theatrical product revenues. The strengthening of the U.S. Dollar relative to foreign currencies to which the Company is exposed negatively impacted the Company’s Revenues by approximately $290 million and $790 million for the three and nine months ended September 30, 2015, respectively. Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  For the three and nine months ended September 30, 2015, Costs of revenues were $3.526 billion and $11.802 billion, respectively, as compared to $3.681 billion and $11.457 billion for the three and nine months ended September 30, 2014, respectively. The decrease in costs of revenues for the three months ended September 30, 2015 was primarily due to decreases at the Turner and Home Box Office segments, partially offset by an increase at the Warner Bros. segment. The increase in Costs of revenues for the nine months ended September 30, 2015 was due to higher Costs of revenues at the Warner Bros. and Home Box Office segments, partially offset by a decrease at the Turner segment. Included in Costs of revenues for the three and nine months ended September 30, 2014 was $343 million of programming impairments relating to programming that will no longer be aired subsequent to September 30, 2014, reflecting $482 million of programming impairments at the Turner segment, partially offset by $139 million of intercompany eliminations primarily related to intercompany profits on programming licensed by the Warner Bros. segment to the Turner segment. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses.  For the three and nine months ended September 30, 2015, Selling, general and administrative expenses decreased 7% and 4%, respectively, to $1.143 billion and $3.580 billion, respectively, from $1.226 billion and $3.713 billion for the three and nine months ended September 30, 2014, respectively, primarily reflecting decreases at Corporate and the Turner segment, and for the three months ended September 30, 2015, the Warner Bros. segment. These decreases for the three and nine months ended September 30, 2015 were partially offset by an increase at the Home Box Office segment. For the nine months ended September 30, 2015, Selling, general and administrative expenses included a $22 million foreign currency charge related to a change in the foreign currency exchange rate used by the Company for remeasuring its Venezuelan net monetary assets from the SICAD 2 rate to the Simadi rate. The segment variations are discussed in “Business Segment Results.”

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $120 million and $363 million for the three and nine months ended September 30, 2015, respectively, and $131 million and $399 million for the three and nine months ended September 30, 2014, respectively.

Amortization Expense.  Amortization expense was $47 million and $138 million for the three and nine months ended September 30, 2015, respectively, and $52 million and $152 million for the three and nine months ended September 30, 2014, respectively.

Restructuring and Severance Costs.  For the three and nine months ended September 30, 2015 and 2014, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs are as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Turner	$5	$199	$23	$223
Home Box Office	—	48	5	57
Warner Bros.	1	45	3	50
Corporate	3	11	—	16

Total restructuring and severance costs	$9	$303	$31	$346

Operating Income.  Operating Income increased to $1.834 billion for the three months ended September 30, 2015 from $971 million for the three months ended September 30, 2014. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $8 million and $22 million of expense for the three months ended September 30, 2015 and 2014, respectively, Operating Income increased $849 million despite the unfavorable impact of foreign currency exchange rates of approximately $160 million, primarily reflecting increases at all of the segments and lower losses at Corporate. Operating Income for the three months ended September 30, 2014 included the $343 million of programming impairments described above.

Operating Income increased to $5.479 billion for the nine months ended September 30, 2015 from $4.586 billion for the nine months ended September 30, 2014. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $39 million of expense and $349 million of income for the nine months ended September 30, 2015 and 2014, respectively, Operating Income increased $1.281 billion despite the unfavorable impact of foreign currency exchange rates of approximately $370 million, reflecting increases at all of the segments and lower losses at Corporate. Operating Income for the nine months ended September 30, 2014 included the $343 million of programming impairments described above.

Interest Expense, Net.  For the three months ended September 30, 2015, Interest expense, net decreased to $294 million from $307 million for the three months ended September 30, 2014 reflecting higher interest income of $13 million as well as lower average interest rates, partially offset by higher average debt balances. The increase in interest income was mainly due to noncash interest income accretion related to the CME transactions completed in 2014.

For the nine months ended September 30, 2015, Interest expense, net increased to $874 million from $868 million for the nine months ended September 30, 2014 reflecting higher average debt balances, partially offset by higher interest income of $22 million as well as lower average interest rates. The increase in interest income was primarily related to noncash interest income accretion related to the CME transactions completed in 2014, partially offset by the recognition of interest income during the nine months ended September 30, 2014 on a note receivable that was collected in March 2014.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Other Loss, Net.  Other loss, net detail is shown in the table below (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment gains (losses), net	$15	$(78)	$(70)	$(57)
Amounts related to the separation of TWC	(4)	—	(8)	(1)
Amounts related to the disposition of WMG	—	1	—	—
Amounts related to the Time Separation	(2)	2	(7)	2
Premiums paid and costs incurred on debt redemption	(21)	—	(72)	—
Items affecting comparability relating to equity method investments	17	(5)	(4)	(25)
Loss from equity method investees	(52)	(58)	(126)	(58)
Other	(7)	3	(9)	(1)

Other loss, net	$(54)	$(135)	$(296)	$(140)

Investment gains (losses), net, items affecting comparability relating to equity method investments, premiums paid and costs incurred on debt redemption and amounts related to the separation of TWC, the disposition of WMG and the Time Separation are discussed under “Transactions and Other Items Affecting Comparability.” The remaining change in Other loss, net for the three and nine months ended September 30, 2015 was primarily related to losses from equity method investees, which included the unfavorable impact of foreign exchange rates of approximately $15 million and $60 million for the three and nine months ended September 30, 2015, respectively.

Income Tax Benefit (Provision).  Income tax provision increased to $452 million and $1.371 billion for the three and nine months ended September 30, 2015, respectively, from an income tax benefit of $437 million and an income tax provision of $404 million for the three and nine months ended September 30, 2014, respectively. The Company’s effective tax rate was 30% and 32% for the three and nine months ended September 30, 2015 compared to (83)% and 11% for the three and nine months ended September 30, 2014, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2015 was primarily due to the recognition of a tax benefit attributable to the reversal of tax reserves in connection with a Federal tax settlement during the three months ended September 30, 2014.

Income from Continuing Operations.  Income from continuing operations was $1.034 billion and $966 million for the three months ended September 30, 2015 and 2014, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $6 million of income and $95 million of expense for the three months ended September 30, 2015 and 2014, respectively, Income from continuing operations decreased $33 million, primarily reflecting higher income taxes, partially offset by higher Operating Income. Basic and Diluted income from continuing operations per common share were $1.27 and $1.26, respectively, for the three months ended September 30, 2015 and were $1.13 and $1.11, respectively, for the three months ended September 30, 2014.

Income from continuing operations was $2.938 billion and $3.174 billion for the nine months ended September 30, 2015 and 2014, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $145 million of expense and $352 million of income for the nine months ended September 30, 2015 and 2014, respectively, Income from continuing operations increased $261 million, primarily reflecting higher Operating Income, partly offset by higher income taxes. Basic and Diluted income from continuing operations per common share were $3.57 and $3.52, respectively, for the nine months ended September 30, 2015 and were $3.63 and $3.56, respectively, for the nine months ended September 30, 2014.

Discontinued Operations, Net of Tax.  Discontinued operations, net of tax was income of $37 million for the nine months ended September 30, 2015, primarily related to the final resolution of a tax indemnification obligation associated with the disposition of WMG and income of $1 million and a loss of $65 million for the three and nine months ended September 30, 2014, respectively, primarily related to the Time Separation. For the nine months ended September 30, 2015, Basic and Diluted income from discontinued operations per common share were $0.05 and $0.04, respectively, as compared to a Basic and Diluted loss from discontinued operations per common share of $0.08 and $0.07, respectively, for the nine months ended September 30, 2014.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Net Income Attributable to Time Warner Inc. Shareholders.  Net income attributable to Time Warner Inc. shareholders was $1.035 billion and $2.976 billion for the three and nine months ended September 30, 2015, respectively, and $967 million and $3.109 billion for the three and nine months ended September 30, 2014, respectively. Basic and Diluted net income per common share were $1.27 and $1.26, respectively, for the three months ended September 30, 2015 and were $1.13 and $1.11, respectively, for the three months ended September 30, 2014. Basic and Diluted net income per common share were $3.62 and $3.56, respectively, for the nine months ended September 30, 2015 and were $3.55 and $3.49, respectively, for the nine months ended September 30, 2014.

Business Segment Results

Turner.  Revenues and Operating Income of the Turner segment for the three and nine months ended September 30, 2015 and 2014 are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Subscription	$1,317	$1,334	(1)%	$4,007	$3,966	1%
Advertising	980	993	(1)%	3,431	3,414	—%
Content and other	101	119	(15)%	497	409	22%

Total revenues	2,398	2,446	(2)%	7,935	7,789	2%
Costs of revenues (a)	(870)	(1,416)	(39)%	(3,269)	(3,962)	(17)%
Selling, general and administrative (a)	(401)	(430)	(7)%	(1,160)	(1,264)	(8)%
Gain (loss) on operating assets	2	(5)	(140)%	—	10	NM
Asset impairments	(1)	(4)	(75)%	(1)	(15)	(93)%
Venezuelan foreign currency loss	—	—	NM	(17)	—	NM
Restructuring and severance costs	(5)	(199)	(97)%	(23)	(223)	(90)%
Depreciation	(47)	(51)	(8)%	(143)	(157)	(9)%
Amortization	(4)	(4)	—%	(12)	(12)	—%

Operating Income	$1,072	$337	218%	$3,310	$2,166	53%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The changes in Subscription revenues for the three and nine months ended September 30, 2015 reflected lower international revenues and higher domestic revenues. International subscription revenues for the three and nine months ended September 30, 2015 declined $29 million and $55 million, respectively, reflecting the unfavorable impact of foreign exchange rates of approximately $50 million and $135 million, respectively, which was partially offset by higher contractual rates and subscriber growth largely in Latin America. Domestic subscription revenues for the three and nine months ended September 30, 2015 increased $12 million and $96 million, respectively, primarily due to higher contractual rates, partially offset by a decrease in subscribers.

The decrease in Advertising revenues for the three months ended September 30, 2015 was due to a $12 million decline in international revenues, reflecting the unfavorable impact of foreign exchange rates of approximately $30 million. Domestic advertising revenues for the three months ended September 30, 2015 were essentially flat as growth at Turner’s news businesses was offset by lower audience delivery at certain entertainment networks and the absence of Advertising revenues in 2015 associated with NASCAR television programming. The increase in Advertising revenues for the nine months ended September 30, 2015 reflected domestic growth of $49 million mainly driven by Turner’s news businesses and the 2015 National Collegiate Athletic Association Division I Men’s Basketball Championship tournament (the “NCAA Tournament”), partially offset by lower audience delivery at certain of its entertainment networks and the absence of Advertising revenues in 2015 associated with NASCAR television programming. The increase in Advertising revenues for the nine months ended September 30, 2015 was partially offset by lower international revenues of $32 million reflecting the unfavorable impact of foreign exchange rates of approximately $80 million.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The changes in Content and other revenues for the three and nine months ended September 30, 2015 were primarily due to the timing of license fees from SVOD services.

The components of Costs of revenues for the Turner segment are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Programming costs:
Originals and sports	$488	$674	(28)%	$2,112	$2,356	(10)%
Acquired films and syndicated series	185	545	(66)%	572	1,002	(43)%

Total programming costs	673	1,219	(45)%	2,684	3,358	(20)%
Other direct operating costs	197	197	—%	585	604	(3)%

Costs of revenues (a)	$870	$1,416	(39)%	$3,269	$3,962	(17)%

(a)	Costs of revenues exclude depreciation.

For the three and nine months ended September 30, 2015, programming costs decreased primarily due to programming impairments of $482 million recognized in 2014 as a result of Turner’s strategic evaluation of its programming and decision to no longer air certain programming, the absence of programming costs in 2015 associated with NASCAR and the timing and mix of programming.

For the three months ended September 30, 2015, Selling, general and administrative expenses decreased primarily due to the lower compensation accruals in the current year period. The decrease in Selling, general and administrative expenses for the nine months ended September 30, 2015 was primarily due to lower marketing expenses of $60 million principally due to timing as well as operational efficiency initiatives, including the 2014 restructuring activities described below. The decrease in Selling, general and administrative expenses for the nine months ended September 30, 2015 was partially offset by the absence in the current period of the reversal in 2014 of a $20 million accrued contingency.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Gain (loss) on operating assets, Venezuelan foreign currency loss and external costs related to mergers, acquisitions and dispositions for the three and nine months ended September 30, 2015 and 2014, which affected the comparability of the Turner segment’s results.

The results for the three months ended September 30, 2014 included $199 million of Restructuring and severance costs primarily related to headcount reductions in connection with restructuring activities designed to position the Company for the current operating environment and reallocate resources to the Company’s growth initiatives.

The increase in Operating Income for the three and nine months ended September 30, 2015 was primarily due to lower Costs of revenues and lower Restructuring and severance costs and, for the nine months ended September 30, 2015, higher Revenues.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Home Box Office.  Revenues and Operating Income of the Home Box Office segment for the three and nine months ended September 30, 2015 and 2014 are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Subscription	$1,200	$1,156	4%	$3,560	$3,427	4%
Content and other	167	148	13%	643	633	2%

Total revenues	1,367	1,304	5%	4,203	4,060	4%
Costs of revenues (a)	(627)	(678)	(8)%	(2,024)	(1,992)	2%
Selling, general and administrative (a)	(199)	(176)	13%	(621)	(546)	14%
Asset impairments	—	—	NM	—	(4)	NM
Restructuring and severance costs	—	(48)	NM	(5)	(57)	(91)%
Depreciation	(18)	(18)	—%	(57)	(58)	(2)%
Amortization	(4)	(4)	—%	(11)	(11)	—%

Operating Income	$519	$380	37%	$1,485	$1,392	7%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues for the three and nine months ended September 30, 2015 was driven by higher domestic subscription revenues of $53 million and $150 million, respectively, primarily due to higher contractual rates. International subscription revenues for the three and nine months ended September 30, 2015 decreased $9 million and $17 million, respectively, mainly due to the transfer to Turner of the operation and certain contracts of an HBO-branded basic tier television service in India and the unfavorable impact of foreign exchange rates of approximately $5 million and $10 million, respectively, partially offset by growth from international subscribers.

The increase in Content and other revenues for the three and nine months ended September 30, 2015 was primarily due to higher television licensing revenues of $30 million and $28 million, respectively, which included the impact of unfavorable foreign exchange rates of approximately $5 million and $10 million, respectively, and, for the nine months ended September 30, 2015, the remainder of the increase reflected higher pay-per-view revenues. The increase in Content and other revenues for the three and nine months ended September 30, 2015 was partially offset by lower home entertainment revenues of $13 million and $27 million, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Home Box Office segment are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Programming costs:
Originals and sports	$214	$219	(2)%	$731	$697	5%
Acquired films and syndicated series	237	262	(10)%	727	751	(3)%

Total programming costs	451	481	(6)%	1,458	1,448	1%
Other direct operating costs	176	197	(11)%	566	544	4%

Costs of revenues (a)	$627	$678	(8)%	$2,024	$1,992	2%

(a)	Costs of revenues exclude depreciation.

The decrease in programming costs for the three months ended September 30, 2015 was primarily due to lower costs for acquired films and syndicated series. The increase in programming costs for the nine months ended September 30, 2015 was primarily due to higher costs for original series, partially offset by lower costs for acquired films and syndicated series. The decrease in other direct operating costs for the three months ended September 30, 2015 was primarily related to lower participation expenses, partially offset by costs associated with HBO NOW. The increase in other direct operating costs for the nine months ended September 30, 2015 was mainly due to costs associated with HBO NOW.

For the three and nine months ended September 30, 2015, Selling, general and administrative expenses increased primarily due to higher marketing expenses related to the launch of HBO NOW.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments for the three and nine months ended September 30, 2015 and 2014, which affected the comparability of the Home Box Office segment’s results.

The results for the three months ended September 30, 2014 included $48 million of Restructuring and severance costs primarily related to headcount reductions in connection with restructuring activities designed to position the Company for the current operating environment and reallocate resources to the Company’s growth initiatives.

The increase in Operating Income for the three and nine months ended September 30, 2015 was primarily due to higher Revenues and lower Restructuring and severance costs, and for the three months ended September 30, 2015, lower Costs of Revenues. The increase in Operating Income for the three and nine months ended September 30, 2015 was partially offset by higher Selling, general and administrative expenses.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Warner Bros.  Revenues and Operating Income of the Warner Bros. segment for the three and nine months ended September 30, 2015 and 2014 are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Theatrical product	$1,108	$1,166	(5)%	$3,836	$4,057	(5)%
Television product	1,460	1,205	21%	4,116	3,613	14%
Videogames and other	622	404	54%	1,735	1,041	67%

Total revenues	3,190	2,775	15%	9,687	8,711	11%
Costs of revenues (a)	(2,281)	(1,941)	18%	(7,000)	(6,162)	14%
Selling, general and administrative (a)	(434)	(452)	(4)%	(1,365)	(1,361)	—%
Loss on operating assets	—	—	NM	(1)	—	NM
Asset impairments	(1)	—	NM	(1)	(5)	(80)%
Venezuelan foreign currency loss	—	—	NM	(5)	—	NM
Restructuring and severance costs	(1)	(45)	(98)%	(3)	(50)	(94)%
Depreciation	(49)	(56)	(13)%	(147)	(164)	(10)%
Amortization	(39)	(44)	(11)%	(115)	(129)	(11)%

Operating Income	$385	$237	62%	$1,050	$840	25%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television). The increase in Revenues for the three and nine months ended September 30, 2015 included the net unfavorable impact of foreign exchange rates of approximately $190 million and $530 million, respectively. The components of Revenues for the three and nine months ended September 30, 2015 and 2014 are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Theatrical product:
Film rentals	$259	$271	(4)%	$1,302	$1,264	3%
Home video and electronic delivery	355	390	(9)%	1,185	1,335	(11)%
Television licensing	399	430	(7)%	1,146	1,274	(10)%
Consumer products and other	95	75	27%	203	184	10%

Total theatrical product	$1,108	$1,166	(5)%	$3,836	$4,057	(5)%

Television product:
Television licensing	1,223	993	23%	3,469	2,967	17%
Home video and electronic delivery	143	144	(1)%	341	368	(7)%
Consumer products and other	94	68	38%	306	278	10%

Total television product	$1,460	$1,205	21%	$4,116	$3,613	14%

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Theatrical product revenues from film rentals decreased for the three months ended September 30, 2015, reflecting lower carryover revenues of $59 million from prior period releases, partially offset by higher revenues of $47 million from theatrical films released during the third quarter of 2015 compared to the third quarter of 2014. Theatrical product revenues from film rentals increased for the nine months ended September 30, 2015, reflecting higher carryover revenues of $180 million from prior period releases, partially offset by lower revenues of $142 million from theatrical films released during the first nine months of 2015 compared to the first nine months of 2014. The Company released seven and five theatrical films in the third quarters of 2015 and 2014, respectively, and eighteen and fourteen theatrical films in the first nine months of 2015 and 2014, respectively.

For the three and nine months ended September 30, 2015, theatrical product revenues from home video and electronic delivery decreased primarily due to lower revenues from prior period releases, including catalog titles. There were four and three home video and electronic delivery releases in the third quarters of 2015 and 2014, respectively, and fifteen and eleven home video and electronic delivery releases in the first nine months of 2015 and 2014, respectively.

The decrease in theatrical product revenues from television licensing for the three and nine months ended September 30, 2015 was primarily due to the timing and mix of availabilities.

The increase in theatrical product revenues from consumer products and other for the three and nine months ended September 30, 2015 was primarily due to higher licensing revenues.

Television product revenues from television licensing for the three and nine months ended September 30, 2015 increased primarily due to higher syndication revenues (including higher license fees from SVOD services), partially offset by lower initial telecast revenues.

The increase in television product revenues from consumer products and other for the three and nine months ended September 30, 2015 was primarily due to an increase in the production of television series on behalf of third parties and, for the three months ended September 30, 2015, higher intellectual property licensing.

Videogames and other revenues increased for the three and nine months ended September 30, 2015 primarily due to higher revenues from videogames released during the third quarter and first nine months of 2015 as compared to the similar periods of 2014, and for the three months ended September 30, 2015, higher revenues from prior period releases. The Company released two and three videogames during the third quarters of 2015 and 2014, respectively, and twelve and six videogames during the first nine months of 2015 and 2014, respectively. The increase in videogames and other revenues for the three and nine months ended September 30, 2015 was partially offset by $75 million of revenues recognized during the three and nine months ended September 30, 2014 related to a patent license and settlement agreement.

The components of Costs of revenues for the Warner Bros. segment are as follows (millions):

	Three Months Ended			Nine Months Ended
	9/30/15	9/30/14	% Change	9/30/15	9/30/14	% Change
Film and television production costs	$1,468	$1,321	11%	$4,560	$4,082	12%
Print and advertising costs	491	409	20%	1,584	1,368	16%
Other costs, including merchandise and related costs	322	211	53%	856	712	20%

Costs of revenues (a)	$2,281	$1,941	18%	$7,000	$6,162	14%

(a)	Costs of revenues excludes depreciation.

Included in film and television production costs are production costs related to videogames, as well as theatrical film and videogame valuation adjustments resulting primarily from revisions to estimates of ultimate revenue and/or costs for certain theatrical films and videogames. Theatrical film valuation adjustments were $0 and $74 million for the three and nine months ended September 30, 2015, respectively, and $14 million and $50 million for the three and nine months ended September 30, 2014, respectively. Videogame valuation adjustments for the three and nine months ended September 30, 2015 were $0 and $17 million,

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

respectively, and for the three and nine months ended September 30, 2014 were $27 million and $45 million, respectively. The increases in film and television production costs and print and advertising costs for the three and nine months ended September 30, 2015 were primarily due to the mix of product released. Other costs, including merchandise and related costs increased for the three and nine months ended September 30, 2015 primarily due to higher distribution costs associated with videogame sales.

Selling, general and administrative expenses decreased for the three months ended September 30, 2015 primarily due to the favorable impact of foreign exchange rates, partially offset by higher bad debt expense. Selling, general and administrative expenses were essentially flat for the nine months ended September 30, 2015 primarily due to the absence in the current period of a reversal in the second quarter of 2014 of certain bad debt reserves, offset by the favorable impact of foreign exchange rates.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Venezuelan foreign currency and external costs related to mergers, acquisitions and dispositions for the three and nine months ended September 30, 2015 and 2014, which affected the comparability of the Warner Bros. segment’s results.

The results for the three months ended September 30, 2014 included $45 million of Restructuring and severance costs primarily related to headcount reductions in connection with restructuring activities designed to position the Company for the current operating environment and reallocate resources to the Company’s growth initiatives.

The increase in Operating Income for the three and nine months ended September 30, 2015 was primarily due to higher Revenues and lower Restructuring and severance costs, partially offset by higher Costs of revenues.

Corporate.  Corporate’s Operating Income (Loss) for the three and nine months ended September 30, 2015 and 2014 was as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Selling, general and administrative (a)	$(50)	$(101)	(50)%	$(235)	$(345)	(32)%
Gain on operating assets	—	—	NM	—	441	NM
Asset impairments	(5)	(1)	NM	(6)	(7)	(14)%
Restructuring and severance costs	(3)	(11)	(73)%	—	(16)	NM
Depreciation	(6)	(6)	—%	(16)	(20)	(20)%

Operating Income (Loss)	$(64)	$(119)	(46)%	$(257)	$53	NM

(a)	Selling, general and administrative expenses exclude depreciation.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Gain on operating assets and external costs related to mergers, acquisitions and dispositions for the three and nine months ended September 30, 2015 and 2014, which affected the comparability of Corporate’s results.

The results for the three months ended September 30, 2014 included $11 million of Restructuring and severance costs primarily related to headcount reductions in connection with restructuring activities designed to position the Company for the current operating environment and reallocate resources to the Company’s growth initiatives.

Operating loss for the three months ended September 30, 2015 decreased primarily due to lower equity-based compensation expense of $32 million, which mainly reflected lower expenses for performance stock units due to a decrease in the Company’s stock price as well as lower costs related to enterprise efficiency initiatives. Excluding the $441 million Gain on operating assets during the nine months ended September 30, 2014, Operating loss for the nine months ended September 30, 2015 decreased primarily due to lower external costs related to mergers, acquisitions and dispositions of $43 million, lower equity-based compensation expense of $28 million, which mainly reflected lower expenses for performance stock units due to a decrease in the Company’s stock price, as well as lower costs related to enterprise efficiency initiatives.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The enterprise efficiency initiatives involve the centralization of certain administrative functions to generate cost savings or other benefits for the Company. Selling, general and administrative expenses included costs related to enterprise efficiency initiatives of $3 million and $12 million for the three and nine months ended September 30, 2015, respectively, and $10 million and $34 million for the three and nine months ended September 30, 2014, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments, quarterly dividend payments and the purchase of common stock under the Company’s stock repurchase program. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at September 30, 2015 was $6.796 billion, which included $1.774 billion of Cash and equivalents.

Current Financial Condition

At September 30, 2015, Time Warner had net debt of $21.153 billion ($22.927 billion of debt less $1.774 billion of Cash and equivalents) and $23.648 billion of Shareholders’ equity, compared to net debt of $19.763 billion ($22.381 billion of debt less $2.618 billion of Cash and equivalents) and $24.476 billion of Shareholders’ equity at December 31, 2014.

The following table shows the significant items contributing to the increase in net debt from December 31, 2014 to September 30, 2015 (millions):

Balance at December 31, 2014	$19,763
Cash provided by operations from continuing operations	(3,001)
Capital expenditures	250
Repurchases of common stock	3,030
Dividends paid to common stockholders	869
Investments and acquisitions, net of cash acquired	385
Proceeds from the exercise of stock options	(148)
Other investment and sale proceeds	(133)
All other, net	138

Balance at September 30, 2015	$21,153

On June 13, 2014, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases in addition to the $5.0 billion it had previously authorized for share repurchases beginning January 1, 2014. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2015 through October 30, 2015, the Company repurchased 41 million shares of common stock for $3.284 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Cash Flows

Cash and equivalents decreased by $844 million, including $4 million of Cash used by discontinued operations, for the nine months ended September 30, 2015. Cash and equivalents increased by $1.394 billion, including $184 million of Cash used by discontinued operations, for the nine months ended September 30, 2014. Components of these changes are discussed below in more detail.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Operating Activities from Continuing Operations

Details of Cash provided by operations from continuing operations are as follows (millions):

	Nine Months Ended September 30,
	2015	2014
Operating Income	$5,479	$4,586
Depreciation and amortization	501	551
Net interest payments (a)	(889)	(847)
Net income taxes paid (b)	(726)	(1,381)
All other, net, including working capital changes	(1,364)	(235)

Cash provided by operations from continuing operations	$3,001	$2,674

(a)	Includes cash interest received of $29 million and $44 million for the nine months ended September 30, 2015 and 2014, respectively.
(b)

Includes income tax refunds received of $108 million and $43 million for the nine months ended September 30, 2015 and 2014, respectively, and payments to TWC of $4 million in accordance with a tax sharing agreement with TWC for the nine months ended September 30, 2015.

Cash provided by operations from continuing operations for the nine months ended September 30, 2015 increased primarily due to higher Operating Income and lower net income taxes paid, partially offset by higher cash used by working capital. Cash used by working capital increased primarily due to higher receivables due to the timing of collections and revenue growth, higher payments related to restructuring initiatives undertaken in 2014 and higher content investments.

Investing Activities from Continuing Operations

Details of Cash provided (used) by investing activities from continuing operations are as follows (millions):

	Nine Months Ended September 30,
	2015	2014
Investments in available-for-sale securities	$(41)	$(30)
Investments and acquisitions, net of cash acquired:
iStreamPlanet	(149)	—
Eyeworks	—	(267)
CME	—	(371)
All other	(195)	(240)
Capital expenditures	(250)	(316)
Proceeds from the sale of available-for-sale securities	1	17
Proceeds from Time Inc. in the Time Separation	—	1,400
Proceeds from the sale of Time Warner Center	—	1,264
Other investment proceeds	133	125

Cash provided (used) by investing activities from continuing operations	$(501)	$1,582

The change in Cash provided (used) by investing activities from continuing operations for the nine months ended September 30, 2015 was primarily due to proceeds received in 2014 in connection with the Time Separation and from the sale of space in Time Warner Center, partially offset by a decrease in investment and acquisition spending. Included in Investments and acquisitions, net of cash acquired for the nine months ended September 30, 2015 and 2014 are payments of $72 million and $99 million, respectively, related to the Hudson Yards development project.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Financing Activities from Continuing Operations

Details of Cash used by financing activities from continuing operations are as follows (millions):

	Nine Months Ended September 30,
	2015	2014
Borrowings	$2,877	$2,406
Debt repayments	(2,341)	(21)
Proceeds from the exercise of stock options	148	276
Excess tax benefit from equity instruments	141	138
Principal payments on capital leases	(8)	(8)
Repurchases of common stock	(3,030)	(4,481)
Dividends paid	(869)	(841)
Other financing activities	(258)	(147)

Cash used by financing activities from continuing operations	$(3,340)	$(2,678)

Cash used by financing activities from continuing operations for the nine months ended September 30, 2015 increased primarily due to an increase in Debt repayments, a decrease in Proceeds from the exercise of stock options and an increase in cash used for Other financing activities, partially offset by a decrease in Repurchases of common stock and an increase in Borrowings. The increase in cash used for Other financing activities was primarily due to premiums paid and costs incurred in connection with the purchase of $687 million aggregate principal amount of the 2016 Notes through a tender offer and the redemption of $313 million aggregate principal amount of the 2016 Notes that remained outstanding following the tender offer. During the nine months ended September 30, 2015, the Company issued approximately 5 million shares of common stock and received $148 million in connection with the exercise of stock options. At September 30, 2015, all of the approximately 21 million exercisable stock options outstanding on such date had exercise prices below the closing price of the Company’s common stock on the New York Stock Exchange.

Cash Flows from Discontinued Operations

Details of Cash used by discontinued operations are as follows (millions):

	Nine Months Ended September 30,
	2015	2014
Cash used by operations from discontinued operations	$(4)	$(10)
Cash used by investing activities from discontinued operations	—	(51)
Cash used by financing activities from discontinued operations	—	(36)
Effect of change in cash and equivalents of discontinued operations	—	(87)

Cash used by discontinued operations	$(4)	$(184)

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At September 30, 2015, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $29.752 billion. Of this committed capacity, $6.796 billion was unused and $22.927 billion was outstanding as debt. At September 30, 2015, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$1,774	$—	$—	$1,774
Revolving credit facilities and commercial paper program (d)	5,000	—	—	5,000
Fixed-rate public debt	22,703	—	22,703	—
Other obligations (e)	275	29	224	22

Total	$29,752	$29	$22,927	$6,796

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 13.8 years as of September 30, 2015.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts. At September 30, 2015, the principal amounts of the Company’s publicly issued debt mature as follows: $150 million in 2016, $500 million in 2017, $600 million in 2018, $650 million in 2019, $1.4 billion in 2020 and $19.623 billion thereafter. In the period after 2020, no more than $2.0 billion will mature in any given year.

(d)

The revolving credit facilities consist of two $2.5 billion revolving credit facilities. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the revolving credit facilities.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $47 million are due within the next twelve months.

June Debt Offering

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

Debt Tender Offer and Redemption

In June 2015, Time Warner purchased $687 million aggregate principal amount of the $1.0 billion aggregate principal amount outstanding of the 2016 Notes through a tender offer. In August 2015, the Company redeemed the $313 million aggregate principal amount of the 2016 Notes that remained outstanding following the tender offer. The premiums paid and costs incurred in connection with this purchase and redemption were $20 million and $71 million for the three and nine months ended September 30, 2015, respectively, and were recorded in Other loss, net in the accompanying Consolidated Statement of Operations.

July Debt Offering

On July 28, 2015, Time Warner issued €700 million aggregate principal amount of 1.95% Notes due 2023 under a shelf registration statement (the “July 2015 Debt Offering”). The notes issued in the July 2015 Debt Offering are guaranteed, on an unsecured basis, by Historic TW. In addition, Turner and Home Box Office guarantee, on an unsecured basis, Historic TW’s guarantee of the notes. The net proceeds from the issuance of the notes will be used for general corporate purposes. In addition, the Company has designated these notes as a hedge of the variability in the Company’s Euro-denominated net investments. See Note 6, “Derivative Instruments and Hedging Activities,” to the accompanying consolidated financial statements for more information.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium cable, basic cable, network and syndicated television and SVOD exhibition. Backlog was $6.7 billion and $6.5 billion at September 30, 2015 and December 31, 2014, respectively. Included in the backlog amounts is licensing of theatrical and television product from the Warner Bros. segment to the Turner segment in the amount of $514 million and $700 million at September 30, 2015 and December 31, 2014, respectively. Also included in the backlog amounts is licensing of theatrical product from the Warner Bros. segment to the Home Box Office segment in the amount of $782 million and $788 million at September 30, 2015 and December 31, 2014, respectively.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding (i) the Company’s expected investment in space in the Hudson Yards development and (ii) the possible incurrence of a charge in connection with the Company’s evaluation of its future use of programming rights.

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

•	changes in consumer behavior, including changes in spending behavior and changes in when, where and how content is consumed;
•	the popularity of the Company’s content;
•	changes in the Company’s plans, initiatives and strategies, and consumer acceptance thereof;
•	changes in the plans, initiatives and strategies of the third parties that distribute, license and/or sell Time Warner’s content;
•	competitive pressures, including as a result of audience fragmentation and changes in technology;
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(Unaudited; millions, except share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and equivalents	$1,774	$2,618
Receivables, less allowances of $854 and $1,152	7,322	7,720
Inventories	1,973	1,700
Deferred income taxes	184	184
Prepaid expenses and other current assets	886	958

Total current assets	12,139	13,180
Noncurrent inventories and theatrical film and television production costs	7,294	6,841
Investments, including available-for-sale securities	2,154	2,326
Property, plant and equipment, net	2,569	2,655
Intangible assets subject to amortization, net	1,001	1,141
Intangible assets not subject to amortization	7,027	7,032
Goodwill	27,702	27,565
Other assets	2,788	2,406

Total assets	$62,674	$63,146

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,597	$7,507
Deferred revenue	607	579
Debt due within one year	199	1,118

Total current liabilities	8,403	9,204
Long-term debt	22,728	21,263
Deferred income taxes	2,006	2,204
Deferred revenue	293	315
Other noncurrent liabilities	5,567	5,684
Redeemable noncontrolling interest	29	—
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 803 million and 832 million shares outstanding	17	17
Additional paid-in capital	148,309	149,282
Treasury stock, at cost (849 million and 820 million shares)	(45,048)	(42,445)
Accumulated other comprehensive loss, net	(1,392)	(1,164)
Accumulated deficit	(78,238)	(81,214)

Total equity	23,648	24,476

Total liabilities and equity	$62,674	$63,146

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited; millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$6,564	$6,243	$21,039	$19,834
Costs of revenues	(3,526)	(3,681)	(11,802)	(11,457)
Selling, general and administrative	(1,143)	(1,226)	(3,580)	(3,713)
Amortization of intangible assets	(47)	(52)	(138)	(152)
Restructuring and severance costs	(9)	(303)	(31)	(346)
Asset impairments	(7)	(5)	(8)	(31)
Gain (loss) on operating assets, net	2	(5)	(1)	451

Operating income	1,834	971	5,479	4,586
Interest expense, net	(294)	(307)	(874)	(868)
Other loss, net	(54)	(135)	(296)	(140)

Income from continuing operations before income taxes	1,486	529	4,309	3,578
Income tax benefit (provision)	(452)	437	(1,371)	(404)

Income from continuing operations	1,034	966	2,938	3,174
Discontinued operations, net of tax	—	1	37	(65)

Net income	1,034	967	2,975	3,109
Less Net loss attributable to noncontrolling interests	1	—	1	—

Net income attributable to Time Warner Inc. shareholders	$1,035	$967	$2,976	$3,109

Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$1,035	$966	$2,939	$3,174
Discontinued operations, net of tax	—	1	37	(65)

Net income	$1,035	$967	$2,976	$3,109

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$1.27	$1.13	$3.57	$3.63
Discontinued operations	—	—	0.05	(0.08)

Basic net income per common share	$1.27	$1.13	$3.62	$3.55

Average basic common shares outstanding	810.2	850.9	820.4	872.2

Diluted income per common share from continuing operations	$1.26	$1.11	$3.52	$3.56
Discontinued operations	—	—	0.04	(0.07)

Diluted net income per common share	$1.26	$1.11	$3.56	$3.49

Average diluted common shares outstanding	824.1	870.2	835.5	891.6

Cash dividends declared per share of common stock	$0.3500	$0.3175	$1.0500	$0.9525

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited; millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$1,034	$967	$2,975	$3,109
Other comprehensive loss, net of tax:
Foreign currency translation:
Unrealized losses occurring during the period	(14)	(49)	(258)	(67)
Reclassification adjustment for losses realized in net income	—	—	5	—

Change in foreign currency translation	(14)	(49)	(253)	(67)

Securities:
Unrealized gains (losses) occurring during the period	(3)	2	2	(3)
Reclassification adjustment for gains realized in net income	—	—	—	(5)

Net gains (losses) on securities	(3)	2	2	(8)

Benefit obligations:
Unrealized gains (losses) occurring during the period	(1)	1	(2)	(36)
Reclassification adjustment for losses realized in net income	5	4	16	15

Change in benefit obligations	4	5	14	(21)

Derivative financial instruments:
Unrealized gains occurring during the period	56	4	74	3
Reclassification adjustment for (gains) losses realized in net income	(39)	1	(65)	—

Change in derivative financial instruments	17	5	9	3

Other comprehensive income (loss)	4	(37)	(228)	(93)

Comprehensive income	$1,038	$930	$2,747	$3,016

Less Comprehensive loss attributable to noncontrolling interests	$—	$—	$—	$—

Comprehensive income attributable to Time Warner Inc. shareholders	$1,038	$930	$2,747	$3,016

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months Ended September 30,

(Unaudited; millions)

	2015	2014
OPERATIONS
Net income	$2,975	$3,109
Less Discontinued operations, net of tax	(37)	65

Net income from continuing operations	2,938	3,174
Adjustments for noncash and nonoperating items:
Depreciation and amortization	501	551
Amortization of film and television costs	5,739	5,933
Asset impairments	8	31
Gain on investments and other assets, net	(39)	(453)
Equity in losses of investee companies, net of cash distributions	160	136
Equity-based compensation	154	174
Deferred income taxes	(176)	(315)
Changes in operating assets and liabilities, net of acquisitions	(6,284)	(6,557)

Cash provided by operations from continuing operations	3,001	2,674

INVESTING ACTIVITIES
Investments in available-for-sale securities	(41)	(30)
Investments and acquisitions, net of cash acquired	(344)	(878)
Capital expenditures	(250)	(316)
Investment proceeds from available-for-sale securities	1	17
Proceeds from Time Inc. in the Time Separation	—	1,400
Proceeds from the sale of Time Warner Center	—	1,264
Other investment proceeds	133	125

Cash provided (used) by investing activities from continuing operations	(501)	1,582

FINANCING ACTIVITIES
Borrowings	2,877	2,406
Debt repayments	(2,341)	(21)
Proceeds from exercise of stock options	148	276
Excess tax benefit from equity instruments	141	138
Principal payments on capital leases	(8)	(8)
Repurchases of common stock	(3,030)	(4,481)
Dividends paid	(869)	(841)
Other financing activities	(258)	(147)

Cash used by financing activities from continuing operations	(3,340)	(2,678)

Cash provided (used) by continuing operations	(840)	1,578

Cash used by operations from discontinued operations	(4)	(10)
Cash used by investing activities from discontinued operations	—	(51)
Cash used by financing activities from discontinued operations	—	(36)
Effect of change in cash and equivalents of discontinued operations	—	(87)

Cash used by discontinued operations	(4)	(184)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(844)	1,394
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,618	1,816

CASH AND EQUIVALENTS AT END OF PERIOD	$1,774	$3,210

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended September 30,

(Unaudited; millions)

	2015	2014
BALANCE AT BEGINNING OF PERIOD	$24,476	$29,904
Net income (a)	2,976	3,109
Other comprehensive loss attributable to continuing operations	(228)	(115)
Other comprehensive income attributable to discontinued operations	—	22
Amounts related to the Time Separation	—	(2,797)
Cash dividends	(869)	(841)
Common stock repurchases	(2,999)	(4,500)
Amounts related primarily to stock options and restricted stock units	292	448

BALANCE AT END OF PERIOD	$23,648	$25,230

(a) Excludes a $1 million loss for the nine months ended September 30, 2015 relating to redeemable noncontrolling interests.

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

Significant estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, multiple-element transactions, allowances for doubtful accounts, depreciation and amortization, the determination of ultimate revenues as it relates to amortization or impairment of capitalized film and programming costs and participations and residuals, home video and videogames product returns, business combinations, pension and other postretirement benefits, equity-based compensation, income taxes, contingencies, litigation matters, reporting revenue for certain transactions on a gross versus net basis, and the determination of whether the Company should consolidate certain entities.

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

Accounting Guidance Adopted in 2015

Debt Issuance Costs

During the third quarter of 2015, the Company early adopted guidance on a retrospective basis that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a deduction from the carrying amount of such debt. The adoption of the guidance resulted in decreases to long-term debt and other noncurrent assets as of December 31, 2014 of $113 million.

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

Accounting Guidance Not Yet Adopted

Revenue Recognition

In May 2014, guidance was issued that establishes a new revenue recognition framework in GAAP for all companies and industries. The core principle of the guidance is that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. The guidance includes a five-step framework to determine the timing and amount of revenue to recognize related to contracts with customers. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework. Based on the current guidance, the new framework will become effective on either a full or modified retrospective basis for the Company on January 1, 2018. The Company is evaluating the impact the guidance will have on its consolidated financial statements.

Consolidation

In February 2015, guidance was issued that changes how companies evaluate entities for consolidation. The changes primarily relate to (i) the identification of variable interests related to fees paid to decision makers or service providers, (ii) how companies determine whether limited partnerships or similar entities are variable interest entities, (iii) how related parties and de facto agents are considered in the primary beneficiary determination, and (iv) the elimination of the presumption that a general partner controls a limited partnership. The guidance will become effective for the Company on January 1, 2016 on either a modified retrospective or full retrospective basis and is not expected to have a material impact on the Company’s consolidated financial statements.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, guidance was issued that clarifies how fees paid by a customer in a cloud computing arrangement are accounted for. The guidance provides that if a cloud computing arrangement includes a software license, the arrangement should be accounted for in a manner consistent with the acquisition of other software licenses. The guidance also provides that if a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This guidance will become effective for the Company on January 1, 2016, and the Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

2.	BUSINESS DISPOSITIONS AND ACQUISITIONS

iStreamPlanet

In August 2015, Turner acquired a majority ownership interest in iStreamPlanet Co., LLC (“iStreamPlanet”), a provider of streaming and cloud-based video and technology services, for $149 million, net of cash acquired. As a result of Turner’s acquisition of the additional interests in iStreamPlanet, Turner recorded a $3 million gain on a previously held investment accounted for under the cost method and began consolidating iStreamPlanet in the third quarter of 2015. In connection with the acquisition, $29 million of Redeemable noncontrolling interest was recorded in the Consolidated Balance Sheet.

Summary of Discontinued Operations

Discontinued operations, net of tax, for the nine months ended September 30, 2015 was income of $37 million ($0.04 of diluted net income per common share), primarily related to the final resolution of a tax indemnification obligation associated with the disposition of Warner Music Group in 2004.

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

Financial data for discontinued operations is as follows for the three and nine months ended September 30, 2014 (millions, except per share amounts):

	Three Months Ended	Nine Months Ended
	9/30/14	9/30/14
Total revenues	$—	$1,415

Pretax income (loss)	3	(94)
Income tax benefit (provision)	(2)	29

Net income (loss)	$1	$(65)

Net income (loss) attributable to Time Warner Inc. shareholders	$1	$(65)

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income (loss) per common share	$—	$(0.08)

Average common shares outstanding — basic	850.9	872.2

Diluted net income (loss) per common share	$—	$(0.07)

Average common shares outstanding — diluted	870.2	891.6

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	INVESTMENTS

Investment in Hudson Yards Development Project

During the first quarter of 2015, the Company finalized agreements relating to the construction and development of office and studio space in the Hudson Yards development on the west side of Manhattan in order to move its Corporate headquarters and New York City-based employees to the new space. The Company will fund its proportionate share of the costs for the construction and development through a limited liability corporation (“LLC”) that is controlled by the developer and managed by an affiliate of the developer. As of September 30, 2015, the Company’s investment in the LLC, which is accounted for under the equity method of accounting, is approximately $186 million and is included in Investments, including available-for-sale securities in the Consolidated Balance Sheet. Based on current construction cost estimates and space projections, the Company expects to invest an additional $1.9 billion in the Hudson Yards development project through 2019.

Central European Media Enterprises Ltd.

As of September 30, 2015, the Company had an approximate 49.4% voting interest in Central European Media Enterprises Ltd.’s (“CME”) common stock and an approximate 75.6% economic interest in CME on a diluted basis.

As of September 30, 2015, the Company owned 61.4 million shares of CME’s Class A common stock and 1 share of Series A convertible preferred stock, which is convertible into 11.2 million shares of CME’s Class A common stock and votes with the Class A common stock on an as-converted basis. The Company accounts for its investment in CME’s Class A common stock and Series A convertible preferred stock under the equity method of accounting.

As of September 30, 2015, the Company owned all of the outstanding shares of CME’s Series B convertible redeemable preferred shares, which are non-voting and may be converted into 97.7 million shares of CME’s Class A common stock at the Company’s option at any time after June 25, 2016. The Company accounts for its investment in CME’s Series B convertible redeemable preferred shares under the cost method of accounting.

As of September 30, 2015, the Company owned 3.4 million of CME’s 15% senior secured notes due 2017 (the “Senior Secured Notes”), each consisting of a $100 principal amount plus accrued interest. The Senior Secured Notes are accounted for at their amortized cost and classified as held-to-maturity in the Consolidated Balance Sheet.

As of September 30, 2015, the Company held 101 million warrants each to purchase one share of CME Class A common stock. The warrants issued to Time Warner have a four-year term that expires in May 2018 and an exercise price of $1.00 per share, do not contain any voting rights and are not exercisable until May 2016. The warrants are subject to a limited right whereby the Company can exercise any of its warrants earlier solely to own up to 49.9% of CME’s Class A common stock. The warrants are carried at fair value in the Consolidated Balance Sheet. The initial fair value of the warrants was recognized as a discount to the Senior Secured Notes and the term loan provided by the Company to CME (as described below) and a deferred gain related to the revolving credit facility provided by the Company to CME (as described below).

Time Warner has also provided CME a $115 million revolving credit facility and a $30 million term loan that both mature on December 1, 2017. CME can pay accrued interest on the amounts outstanding under the revolving credit facility and term loan either in cash or by adding the amount of accrued interest to the outstanding principal amount of the term loan or revolving credit facility, as applicable. As of September 30, 2015, there were no amounts outstanding under the revolving credit facility and the carrying value of amounts outstanding under the term loan was $22 million and is classified as other assets in the Consolidated Balance Sheet.

On November 14, 2014, Time Warner and CME entered into an agreement pursuant to which Time Warner agreed to assist CME in refinancing $261 million aggregate principal amount of its Senior Convertible Notes due 2015 (the “2015 Notes”) and €240 million aggregate principal amount of its Senior Notes due 2017 (the “2017 Notes”). In connection with this agreement, CME entered into a €251 million senior unsecured term loan that matures on November 1, 2017 (the “2017 Term Loan”) with third-party financial institutions on the same day. Time Warner has guaranteed CME’s obligations under the 2017 Term Loan for a fee equal to 8.5% less the interest rate on the 2017 Term Loan, to be paid to Time Warner semi-annually in cash or in kind at CME’s option. CME used the proceeds of the 2017 Term Loan to redeem the 2017 Notes. CME also entered into unsecured interest rate hedge arrangements to protect against changes in the applicable interest rate on the 2017 Term Loan during its term. Time Warner has also guaranteed CME’s obligations under the hedge arrangements.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On September 30, 2015, CME entered into a credit agreement (the “2015 Credit Agreement”) with third-party financial institutions for a €235 million senior unsecured term loan that will be funded in November 2015 and matures on November 1, 2019. Time Warner has guaranteed CME’s obligations under the 2015 Credit Agreement for a fee equal to 8.5% less the interest rate on the term loan, to be paid to Time Warner semi-annually in cash or in kind at CME’s option. CME will use the proceeds of the term loan to repay the $261 million aggregate principal amount of the 2015 Notes at maturity on November 15, 2015. As consideration for assisting CME in refinancing the 2015 Notes, Time Warner earned a commitment fee of $9 million, which will accrue interest at a rate of 8.5%. As of September 30, 2015, there were no amounts outstanding under the 2015 Credit Agreement. CME may enter into unsecured hedge arrangements to protect against changes in the interest rate on the term loan during its term. If so, Time Warner will guarantee CME’s obligations under such hedge arrangements.

4.	FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, respectively (millions):

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities (a)	$176	$—	$—	$176	$232	$5	$—	$237
Available-for-sale securities:
Equity securities	17	—	—	17	19	—	—	19
Debt securities	—	78	—	78	—	60	—	60
Derivatives:
Foreign exchange contracts	—	93	—	93	—	61	—	61
Other	—	—	133	133	—	—	247	247
Liabilities:
Derivatives:
Foreign exchange contracts	—	(5)	—	(5)	—	(3)	—	(3)
Other	—	—	(7)	(7)	—	—	(6)	(6)

Total	$193	$166	$126	$485	$251	$123	$241	$615

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements. As of September 30, 2015 and December 31, 2014, assets and liabilities valued using significant unobservable inputs (Level 3) primarily related to warrants to purchase shares of Class A common stock of CME valued at $132 million and $242 million, respectively. The Company estimates the fair value of these warrants using a Monte Carlo Simulation model. Significant unobservable inputs used in the fair value measurement at September 30, 2015 are an expected term of 1.78 years and an expected volatility of approximately 71%. The other Level 3 assets and liabilities consisted of assets related to equity instruments held by employees of a former subsidiary of the Company, liabilities for contingent consideration and options to redeem securities.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the beginning and ending balances of net derivative assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the nine months ended September 30, 2015 and 2014 on such assets and liabilities that were included in the Consolidated Balance Sheet as of September 30, 2015 and 2014 (millions):

	September 30, 2015	September 30, 2014
Balance as of the beginning of the period	$241	$1
Total losses, net:
Included in operating income	(1)	—
Included in other loss, net	(112)	(58)
Included in other comprehensive loss	—	—
Purchases	—	213
Settlements	(2)	(19)
Issuances	—	16
Transfers in and/or out of Level 3	—	—

Balance as of the end of the period	$126	$153

Net loss for the period included in net income related to assets and liabilities still held as of the end of the period	$(113)	$(57)

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at September 30, 2015, the fair value of Time Warner’s debt exceeded its carrying value by approximately $3.042 billion and, based on interest rates prevailing at December 31, 2014, the fair value of Time Warner’s debt exceeded its carrying value by approximately $4.251 billion. The fair value of Time Warner’s debt was considered a Level 2 measurement as it was based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity.

Information as of September 30, 2015 about the Company’s investments in CME that are not required to be carried at fair value on a recurring basis is as follows (millions):

	Carrying Value	Fair Value	Fair Value Hierarchy
Class A common stock (a)	$—	$157	Level 1
Series B convertible redeemable preferred shares	$—	$211	Level 2
Senior secured notes	$247	$422	Level 2

(a)	Includes one share of Series A convertible preferred stock.

The fair values of the Company’s investments in CME’s Class A common stock (including Series A convertible preferred stock) and Series B convertible redeemable preferred shares are primarily determined by reference to the September 30, 2015 closing price of CME’s common stock. The fair value of the Company’s investment in CME’s Senior Secured Notes is primarily determined by reference to observable sales transactions.

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

During the three and nine months ended September 30, 2015, the Company performed an impairment review of certain intangible assets at an international subsidiary of Turner. As a result, during the three and nine months ended September 30, 2015, the Company recorded a noncash impairment of $1 million to completely write off the value of these assets. During the nine months ended September 30, 2014, the Company performed impairment reviews of certain intangible assets at international subsidiaries of Turner and Home Box Office. As a result, during the nine months ended September 30, 2014, the Company recorded noncash impairments of $5 million to write down the value of these assets to $7 million. The resulting fair value measurements were considered to be Level 3 measurements and were determined using a discounted cash flow (“DCF”) methodology with assumptions for cash flows associated with the use and eventual disposition of the assets.

During the three and nine months ended September 30, 2015 and September 30, 2014, the Company also performed fair value measurements related to certain theatrical films and television programs. In determining the fair value of its theatrical films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular theatrical film. The fair value of any theatrical films and television programs that management plans to abandon is zero. Because the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement. The following table presents certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, that were written down to fair value (millions):

	Carrying value before writedown	Carrying value after writedown
Fair value measurements made during the three months ended September 30,:
2015	$15	$—
2014	$46	$—

Fair value measurements made during the nine months ended September 30,:
2015	$303	$210
2014	$234	$140

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	September 30, 2015	December 31, 2014
Inventories:
Programming costs, less amortization	$3,324	$3,251
Other inventory, primarily DVDs and Blu-ray Discs	323	228

Total inventories	3,647	3,479
Less: current portion of inventory	(1,973)	(1,700)

Total noncurrent inventories	1,674	1,779

Theatrical film production costs: (a)
Released, less amortization	674	641
Completed and not released	441	379
In production	1,176	1,266
Development and pre-production	131	105

Television production costs: (a)
Released, less amortization	1,346	1,251
Completed and not released	758	521
In production	1,083	889
Development and pre-production	11	10

Total theatrical film and television production costs	5,620	5,062

Total noncurrent inventories and theatrical film and television production costs	$7,294	$6,841

(a)

Does not include $697 million and $797 million of acquired film library intangible assets as of September 30, 2015 and December 31, 2014, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net gains and losses from hedging activities recognized in the Consolidated Statement of Operations were as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gains (losses) recognized in:
Costs of revenues	$56	$8	$107	$(3)
Selling, general and administrative	6	—	15	3
Other loss, net	(10)	(2)	(20)	(11)

Included in Other loss, net is the impact of hedge ineffectiveness and forward points and option premiums, which are excluded from the assessment of hedge effectiveness. Such amounts were not material.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions and has entered into collateral agreements with certain of these counterparties to further protect the Company in the event of deterioration of the credit quality of such counterparties on outstanding transactions. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. For such foreign exchange contracts, the Company offsets the fair values of the amounts owed to or due from the same counterparty and classifies the net amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at September 30, 2015 and December 31, 2014 (millions):

	September 30, 2015 (a)	December 31, 2014 (b)
Prepaid expenses and other current assets	$93	$61
Accounts payable and accrued liabilities	(5)	(3)

(a)

Includes $201 million ($182 million of qualifying hedges and $19 million of economic hedges) and $113 million ($103 million of qualifying hedges and $10 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

(b)

Includes $139 million ($92 million of qualifying hedges and $47 million of economic hedges) and $81 million ($65 million of qualifying hedges and $16 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

At September 30, 2015 and December 31, 2014, $33 million and $20 million, respectively, of gains related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net at September 30, 2015 and December 31, 2014 are net losses of $11 million and $5 million, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

At September 30, 2015, the carrying amount of the Company’s €700 million aggregate principal amount of debt is designated as a hedge of the variability in the Company’s Euro-denominated net investments. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within Accumulated other comprehensive loss, net in the Consolidated Balance Sheet. For the three and nine months ended September 30, 2015, such amounts totaled $21 million of losses. See Note 7, “Long-Term Debt and Other Financing Arrangements,” for more information.

7.	LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

June Debt Offering

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

were $2.083 billion, after deducting underwriting discounts and offering expenses. The Company used a portion of the net proceeds from the June 2015 Debt Offering to retire at maturity the $1.0 billion aggregate principal amount outstanding of its 3.15% Notes due July 15, 2015. The remainder of the net proceeds will be used for general corporate purposes, including share repurchases.

Debt Tender Offer and Redemption

In June 2015, Time Warner purchased $687 million aggregate principal amount of the $1.0 billion aggregate principal amount outstanding of its 5.875% Notes due 2016 (the “2016 Notes”) through a tender offer. In August 2015, the Company redeemed the $313 million aggregate principal amount of the 2016 Notes that remained outstanding following the tender offer. The premiums paid and costs incurred in connection with this purchase and redemption were $20 million and $71 million for the three and nine months ended September 30, 2015, respectively, and were recorded in Other loss, net in the Consolidated Statement of Operations.

July Debt Offering

On July 28, 2015, Time Warner issued €700 million aggregate principal amount of 1.95% Notes due 2023 under a shelf registration statement (the “July 2015 Debt Offering”). The notes issued in the July 2015 Debt Offering are guaranteed, on an unsecured basis, by Historic TW. In addition, Turner and Home Box Office guarantee, on an unsecured basis, Historic TW’s guarantee of the notes. The net proceeds from the issuance of the notes will be used for general corporate purposes. In addition, the Company has designated these notes as a hedge of the variability in the Company’s Euro-denominated net investments. See Note 6, “Derivative Investments and Hedging Activities,” for more information.

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

From January 1, 2015 through September 30, 2015, the Company repurchased approximately 37 million shares of common stock for approximately $2.999 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of September 30, 2015, $1.5 billion remained under the stock repurchase program.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary sets forth the activity within Other comprehensive loss (millions):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized losses on foreign currency translation	$(29)	$15	$(14)	$(291)	$33	$(258)
Reclassification adjustment for losses on foreign currency translation realized in net income (a)	—	—	—	5	—	5
Unrealized gains (losses) on securities	(4)	1	(3)	3	(1)	2
Unrealized losses on benefit obligations	(1)	—	(1)	(4)	2	(2)
Reclassification adjustment for losses on benefit obligations realized in net income (c)	8	(3)	5	25	(9)	16
Unrealized gains on derivative financial instruments	87	(31)	56	115	(41)	74
Reclassification adjustment for gains on derivative financial instruments realized in net income (d)	(62)	23	(39)	(102)	37	(65)

Other comprehensive income (loss)	$(1)	$5	$4	$(249)	$21	$(228)

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized losses on foreign currency translation	$(54)	$5	$(49)	$(66)	$(1)	$(67)
Unrealized gains (losses) on securities	4	(2)	2	(5)	2	(3)
Reclassification adjustment for gains on securities realized in net income (b)	—	—	—	(8)	3	(5)
Unrealized gains (losses) on benefit obligations	2	(1)	1	(50)	14	(36)
Reclassification adjustment for losses on benefit obligations realized in net income (c)	6	(2)	4	23	(8)	15
Unrealized gains on derivative financial instruments	6	(2)	4	5	(2)	3
Reclassification adjustment for losses on derivative financial instruments realized in net income (d)	1	—	1	—	—	—

Other comprehensive loss	$(35)	$(2)	$(37)	$(101)	$8	$(93)

(a)	Pretax (gains) losses included in Gain (loss) on operating assets, net.
(b)	Pretax (gains) losses included in Other loss, net.
(c)	Pretax (gains) losses included in Selling, general and administrative expenses.
(d)	Pretax (gains) losses included in Selling, general and administrative expenses and Costs of revenues are as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Selling, general and administrative expenses	$(6)	$—	$(15)	$(3)
Costs of revenues	(56)	1	(87)	3

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations attributable to Time Warner Inc. shareholders	$1,035	$966	$2,939	$3,174
Income allocated to participating securities	(3)	(3)	(8)	(11)

Income from continuing operations attributable to Time Warner Inc. common shareholders — basic	$1,032	$963	$2,931	$3,163

Average basic common shares outstanding	810.2	850.9	820.4	872.2
Dilutive effect of equity awards	13.9	19.3	15.1	19.4

Average diluted common shares outstanding	824.1	870.2	835.5	891.6

Antidilutive common share equivalents excluded from computation	5	—	4	1

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$1.27	$1.13	$3.57	$3.63
Diluted	$1.26	$1.11	$3.52	$3.56

10.	EQUITY-BASED COMPENSATION

The table below summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per share:

	Nine Months Ended September 30,
	2015	2014
Expected volatility	25.0%	28.0%
Expected term to exercise from grant date	5.80 years	5.92 years
Risk-free rate	1.8%	1.9%
Expected dividend yield	1.7%	1.9%
Weighted average grant date fair value per option	$18.17	$15.61

The following table sets forth the weighted-average grant date fair value of restricted stock units (“RSUs”) and target performance stock units (“PSUs”) granted during the period. For PSUs, the Company applies mark-to-market accounting that is reflected in the grant date fair values presented because for accounting purposes, the service inception date is deemed to precede the grant date:

	Nine Months Ended September 30,
	2015	2014
RSUs	$83.86	$65.42
PSUs	69.03	72.81

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the number of stock options, RSUs and target PSUs granted (millions):

	Nine Months Ended September 30,
	2015	2014
Stock options	3.4	1.0
RSUs	2.0	2.6
PSUs	0.1	0.2

Compensation expense recognized for equity-based awards is as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
RSUs and PSUs	$12	$44	$122	$151
Stock options	7	4	32	23

Total impact on operating income	$19	$48	$154	$174

Tax benefit recognized	$6	$19	$54	$64

Total unrecognized compensation cost related to unvested RSUs and target PSUs as of September 30, 2015, without taking into account expected forfeitures, is $209 million and is expected to be recognized over a weighted-average period between one and two years.

Total unrecognized compensation cost related to unvested stock option awards as of September 30, 2015, without taking into account expected forfeitures, is $74 million and is expected to be recognized over a weighted-average period between one and two years.

11.	BENEFIT PLANS

Components of Net Periodic Benefit Costs

A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s defined benefit pension plans for the three and nine months ended September 30, 2015 and 2014 is as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$1	$1	$3	$2
Interest cost	21	20	63	69
Expected return on plan assets	(23)	(22)	(69)	(72)
Amortization of prior service cost	1	1	1	1
Amortization of net loss	4	3	13	10

Net periodic benefit costs (a)	$4	$3	$11	$10

Contributions	$8	$7	$24	$24

(a)

Excludes net periodic benefit costs related to discontinued operations of $1 million and $4 million during the three and nine months ended September 30, 2015, respectively, and $1 million and $2 million during the three and nine months ended September 30, 2014, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations and real estate consolidations. Restructuring and severance costs expensed as incurred for the three and nine months ended September 30, 2015 and 2014 are as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Turner	$5	$199	$23	$223
Home Box Office	—	48	5	57
Warner Bros.	1	45	3	50
Corporate	3	11	—	16

Total restructuring and severance costs	$9	$303	$31	$346

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
2015 activity	$5	$—	$27	$—
2014 and prior activity	4	303	4	346

Total restructuring and severance costs	$9	$303	$31	$346

Selected information relating to accrued restructuring and severance costs is as follows (millions):

		Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2014		$525	$9	$534
Net accruals		19	12	31
Foreign currency translation adjustment		(3)	—	(3)
Noncash reductions (a)		(1)	—	(1)
Cash paid		(266)	(10)	(276)

Remaining liability as of September 30, 2015		$274	$11	$285

(a)	Noncash reductions relate to the settlement of certain employee-related liabilities with equity instruments.

As of September 30, 2015, of the remaining $285 million liability, $237 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $48 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2018.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information as to the Revenues, intersegment revenues, Operating Income (Loss) and Assets of Time Warner’s reportable segments is set forth below (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Turner	$2,398	$2,446	$7,935	$7,789
Home Box Office	1,367	1,304	4,203	4,060
Warner Bros.	3,190	2,775	9,687	8,711
Intersegment eliminations	(391)	(282)	(786)	(726)

Total revenues	$6,564	$6,243	$21,039	$19,834

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Intersegment Revenues
Turner	$23	$19	$81	$76
Home Box Office	4	8	22	27
Warner Bros.	364	255	683	623

Total intersegment revenues	$391	$282	$786	$726

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Income (Loss)
Turner	$1,072	$337	$3,310	$2,166
Home Box Office	519	380	1,485	1,392
Warner Bros.	385	237	1,050	840
Corporate	(64)	(119)	(257)	53
Intersegment eliminations	(78)	136	(109)	135

Total operating income	$1,834	$971	$5,479	$4,586

			September 30, 2015	December 31, 2014
Assets
Turner			$25,766	$25,271
Home Box Office			14,226	13,869
Warner Bros.			20,510	20,559
Corporate			2,172	3,447

Total assets			$62,674	$63,146

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	COMMITMENTS AND CONTINGENCIES

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at September 30, 2015. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

Contingencies

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.

On April 4, 2007, the National Labor Relations Board (“NLRB”) issued a complaint against CNN America Inc. (“CNN America”) and Team Video Services, LLC (“Team Video”) related to CNN America’s December 2003 and January 2004 terminations of its contractual relationships with Team Video, under which Team Video had provided electronic news gathering services in Washington, DC and New York, NY. The National Association of Broadcast Employees and Technicians, under which Team Video’s employees were unionized, initially filed charges of unfair labor practices with the NLRB in February 2004, alleging that CNN America and Team Video were joint employers, that CNN America was a successor employer to Team Video, and/or that CNN America discriminated in its hiring practices to avoid becoming a successor employer or due to specific individuals’ union affiliation or activities. In the complaint, the NLRB sought, among other things, the reinstatement of certain union members and monetary damages. On November 19, 2008, the presiding NLRB Administrative Law Judge (“ALJ”) issued a non-binding recommended decision and order finding CNN America liable. On September 15, 2014, a three-member panel of the NLRB affirmed the ALJ’s decision and adopted the ALJ’s order with certain modifications. On November 12, 2014, both CNN America and the NLRB General Counsel filed motions with the NLRB for reconsideration of the panel’s decision. On March 20, 2015, the NLRB granted the NLRB General Counsel’s motion for reconsideration to correct certain inadvertent errors in the panel’s decision, and it denied CNN America’s motion for reconsideration. On July 9, 2015, CNN America filed a notice of appeal with the U.S. Court of Appeals for the D.C. Circuit regarding the panel’s decision and the denial of CNN America’s motion for reconsideration.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

For matters disclosed above for which a loss is probable or reasonably possible, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss for such matters in excess of accrued liabilities is between $0 and $130 million at September 30, 2015. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Income Tax Uncertainties

During the nine months ended September 30, 2015, the Company recorded net decreases to income tax reserves of approximately $24 million, of which approximately $8 million increased the Company’s effective tax rate. During the nine months ended September 30, 2015, the Company recorded net increases to interest reserves related to the income tax reserves of approximately $41 million.

In the Company’s judgment, uncertainties related to certain tax matters are reasonably possible of being resolved during the next twelve months. The effect of such resolution, which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from $0 to $90 million, most of which would decrease the Company’s effective tax rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$66	$44	$289	$257
Expenses	(1)	(3)	(3)	(6)
Interest income	33	20	93	39
Other income, net	5	4	13	12

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other income (loss), net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

			Nine Months Ended September 30,
			2015	2014
Cash Flows
Cash payments made for interest			$(918)	$(891)
Interest income received			29	44

Cash interest payments, net			$(889)	$(847)

Cash payments made for income taxes			$(830)	$(1,424)
Income tax refunds received			108	43
TWC tax sharing payments (a)			(4)	—

Cash tax payments, net			$(726)	$(1,381)

(a) Represents net amounts paid to TWC in accordance with a tax sharing agreement with TWC.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Expense, Net
Interest income	$52	$39	$161	$139
Interest expense	(346)	(346)	(1,035)	(1,007)

Total interest expense, net	$(294)	$(307)	$(874)	$(868)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Other Loss, Net
Investment gains (losses), net	$15	$(78)	$(70)	$(57)
Loss on equity method investees	(35)	(63)	(130)	(83)
Premiums paid and costs incurred on debt redemption	(21)	—	(72)	—
Other	(13)	6	(24)	—

Total other loss, net	$(54)	$(135)	$(296)	$(140)

			September 30, 2015	December 31, 2014
Accounts Payable and Accrued Liabilities
Accounts payable			$578	$574
Accrued expenses			1,893	2,173
Participations payable			2,701	2,551
Programming costs payable			735	722
Accrued compensation			845	1,034
Accrued interest			359	303
Accrued income taxes			486	150

Total accounts payable and accrued liabilities			$7,597	$7,507

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2015	December 31, 2014
Other Noncurrent Liabilities
Noncurrent tax and interest reserves	$1,634	$1,520
Participations payable	1,164	1,076
Programming costs payable	885	959
Noncurrent pension and post-retirement liabilities	902	928
Deferred compensation	422	491
Other noncurrent liabilities	560	710

Total other noncurrent liabilities	$5,567	$5,684

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

For the Company’s collaborative arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $74 million and $69 million were recorded in Costs of revenues for the three months ended September 30, 2015 and 2014, respectively, and $322 million and $374 million were recorded in Costs of revenues for the nine months ended September 30, 2015 and 2014, respectively.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

September 30, 2015

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$872	$74	$828	$—	$1,774
Receivables, net	10	990	6,335	(13)	7,322
Inventories	—	481	1,498	(6)	1,973
Deferred income taxes	184	42	7	(49)	184
Prepaid expenses and other current assets	242	99	546	(1)	886

Total current assets	1,308	1,686	9,214	(69)	12,139
Noncurrent inventories and theatrical film and television production costs	—	1,850	5,530	(86)	7,294
Investments in amounts due to and from consolidated subsidiaries	45,436	10,825	12,540	(68,801)	—
Investments, including available-for-sale securities	212	382	1,564	(4)	2,154
Property, plant and equipment, net	69	370	2,130	—	2,569
Intangible assets subject to amortization, net	—	—	1,001	—	1,001
Intangible assets not subject to amortization	—	2,007	5,020	—	7,027
Goodwill	—	9,880	17,822	—	27,702
Other assets	327	155	2,306	—	2,788

Total assets	$47,352	$27,155	$57,127	$(68,960)	$62,674

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$977	$852	$5,829	$(61)	$7,597
Deferred revenue	—	48	595	(36)	607
Debt due within one year	33	160	6	—	199

Total current liabilities	1,010	1,060	6,430	(97)	8,403
Long-term debt	18,855	3,863	10	—	22,728
Deferred income taxes	2,006	2,268	1,737	(4,005)	2,006
Deferred revenue	—	—	306	(13)	293
Other noncurrent liabilities	1,833	1,766	3,090	(1,122)	5,567
Redeemable noncontrolling interest	—	—	29	—	29
Equity
Due to (from) Time Warner Inc. and subsidiaries	—	(47,147)	4,694	42,453	—
Other shareholders’ equity	23,648	65,345	40,831	(106,176)	23,648

Total equity	23,648	18,198	45,525	(63,723)	23,648

Total liabilities and equity	$47,352	$27,155	$57,127	$(68,960)	$62,674

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$1,623	$290	$705	$—	$2,618
Receivables, net	93	996	6,638	(7)	7,720
Inventories	—	453	1,247	—	1,700
Deferred income taxes	184	42	7	(49)	184
Prepaid expenses and other current assets	360	120	478	—	958

Total current assets	2,260	1,901	9,075	(56)	13,180
Noncurrent inventories and theatrical film and television production costs	—	1,744	5,182	(85)	6,841
Investments in amounts due to and from consolidated subsidiaries	44,407	11,333	12,369	(68,109)	—
Investments, including available-for-sale securities	186	417	1,723	—	2,326
Property, plant and equipment, net	73	377	2,205	—	2,655
Intangible assets subject to amortization, net	—	—	1,141	—	1,141
Intangible assets not subject to amortization	—	2,007	5,025	—	7,032
Goodwill	—	9,880	17,685	—	27,565
Other assets	327	145	1,934	—	2,406

Total assets	$47,253	$27,804	$56,339	$(68,250)	$63,146

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$744	$953	$5,990	$(180)	$7,507
Deferred revenue	—	57	549	(27)	579
Debt due within one year	1,100	9	9	—	1,118

Total current liabilities	1,844	1,019	6,548	(207)	9,204
Long-term debt	17,006	3,995	262	—	21,263
Deferred income taxes	2,204	2,443	1,840	(4,283)	2,204
Deferred revenue	—	17	322	(24)	315
Other noncurrent liabilities	1,723	1,844	3,179	(1,062)	5,684
Equity
Due to (from) Time Warner Inc. and subsidiaries	—	(43,026)	6,668	36,358	—
Other shareholders’ equity	24,476	61,512	37,520	(99,032)	24,476

Total equity	24,476	18,486	44,188	(62,674)	24,476

Total liabilities and equity	$47,253	$27,804	$56,339	$(68,250)	$63,146

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended September 30, 2015

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$1,673	$5,031	$(140)	$6,564
Costs of revenues	—	(699)	(2,937)	110	(3,526)
Selling, general and administrative	(51)	(267)	(850)	25	(1,143)
Amortization of intangible assets	—	—	(47)	—	(47)
Restructuring and severance costs	(3)	—	(6)	—	(9)
Asset impairments	(6)	—	(1)	—	(7)
Gain (loss) on operating assets, net	—	2	—	—	2

Operating income	(60)	709	1,190	(5)	1,834
Equity in pretax income (loss) of consolidated subsidiaries	1,818	1,179	478	(3,475)	—
Interest expense, net	(249)	(78)	31	2	(294)
Other loss, net	(23)	(5)	(27)	1	(54)

Income from continuing operations before income taxes	1,486	1,805	1,672	(3,477)	1,486
Income tax benefit (provision)	(452)	(547)	(501)	1,048	(452)

Net income	1,034	1,258	1,171	(2,429)	1,034
Less Net loss attributable to noncontrolling interests	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$1,035	$1,259	$1,172	$(2,431)	$1,035

Comprehensive income	1,038	1,233	1,185	(2,418)	1,038

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended September 30, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$1,634	$4,818	$(209)	$6,243
Costs of revenues	—	(891)	(2,976)	186	(3,681)
Selling, general and administrative	(97)	(256)	(895)	22	(1,226)
Amortization of intangible assets	—	—	(52)	—	(52)
Restructuring and severance costs	(12)	(136)	(155)	—	(303)
Asset impairments	(1)	—	(4)	—	(5)
Gain (loss) on operating assets, net	—	(5)	—	—	(5)

Operating income	(110)	346	736	(1)	971
Equity in pretax income (loss) of consolidated subsidiaries	890	695	363	(1,948)	—
Interest expense, net	(248)	(78)	16	3	(307)
Other loss, net	(3)	(4)	(128)	—	(135)

Income from continuing operations before income taxes	529	959	987	(1,946)	529
Income tax benefit (provision)	437	(144)	(196)	340	437

Income from continuing operations	966	815	791	(1,606)	966
Discontinued operations, net of tax	1	(1)	—	1	1

Net income	967	814	791	(1,605)	967
Less Net loss attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to Time Warner Inc. shareholders	$967	$814	$791	$(1,605)	$967

Comprehensive income	930	779	752	(1,531)	930

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Nine Months Ended September 30, 2015

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$5,305	$16,251	$(517)	$21,039
Costs of revenues	—	(2,361)	(9,866)	425	(11,802)
Selling, general and administrative	(235)	(815)	(2,609)	79	(3,580)
Amortization of intangible assets	—	—	(138)	—	(138)
Restructuring and severance costs	(3)	(14)	(14)	—	(31)
Asset impairments	(6)	—	(2)	—	(8)
Gain (loss) on operating assets, net	—	2	(3)	—	(1)

Operating income	(244)	2,117	3,619	(13)	5,479
Equity in pretax income (loss) of consolidated subsidiaries	5,408	3,610	1,408	(10,426)	—
Interest expense, net	(741)	(234)	95	6	(874)
Other loss, net	(114)	18	(197)	(3)	(296)

Income from continuing operations before income taxes	4,309	5,511	4,925	(10,436)	4,309
Income tax benefit (provision)	(1,371)	(1,692)	(1,565)	3,257	(1,371)

Income from continuing operations	2,938	3,819	3,360	(7,179)	2,938
Discontinued operations, net of tax	37	37	37	(74)	37

Net income	2,975	3,856	3,397	(7,253)	2,975
Less Net loss attributable to noncontrolling interests	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$2,976	$3,857	$3,398	$(7,255)	$2,976

Comprehensive income	2,747	3,741	3,173	(6,914)	2,747

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Nine Months Ended September 30, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$5,146	$15,264	$(576)	$19,834
Costs of revenues	—	(2,503)	(9,464)	510	(11,457)
Selling, general and administrative	(336)	(735)	(2,707)	65	(3,713)
Amortization of intangible assets	—	—	(152)	—	(152)
Restructuring and severance costs	(16)	(156)	(174)	—	(346)
Asset impairments	(7)	—	(24)	—	(31)
Gain (loss) on operating assets, net	—	(5)	456	—	451

Operating income	(359)	1,747	3,199	(1)	4,586
Equity in pretax income (loss) of consolidated subsidiaries	4,651	2,747	1,360	(8,758)	—
Interest expense, net	(716)	(196)	37	7	(868)
Other loss, net	2	11	(152)	(1)	(140)

Income from continuing operations before income taxes	3,578	4,309	4,444	(8,753)	3,578
Income tax benefit (provision)	(404)	(1,261)	(1,158)	2,419	(404)

Income from continuing operations	3,174	3,048	3,286	(6,334)	3,174
Discontinued operations, net of tax	(65)	(42)	(63)	105	(65)

Net income	3,109	3,006	3,223	(6,229)	3,109
Less Net loss attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to Time Warner Inc. shareholders	$3,109	$3,006	$3,223	$(6,229)	$3,109

Comprehensive income	3,016	2,926	3,132	(6,058)	3,016

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Nine Months Ended September 30, 2015

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$2,975	$3,856	$3,397	$(7,253)	$2,975
Less Discontinued operations, net of tax	(37)	(37)	(37)	74	(37)

Net income from continuing operations	2,938	3,819	3,360	(7,179)	2,938
Adjustments for noncash and nonoperating items:
Depreciation and amortization	10	80	411	—	501
Amortization of film and television costs	—	1,849	3,914	(24)	5,739
Asset impairments	6	—	2	—	8
Gain on investments and other assets, net	—	(21)	(18)	—	(39)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(5,408)	(3,610)	(1,408)	10,426	—
Equity in losses of investee companies, net of cash distributions	(8)	—	164	4	160
Equity-based compensation	35	52	67	—	154
Deferred income taxes	(176)	(173)	(97)	270	(176)
Changes in operating assets and liabilities, net of acquisitions	783	(192)	(3,382)	(3,493)	(6,284)
Intercompany	—	1,833	(1,833)	—	—

Cash provided by operations from continuing operations	(1,820)	3,637	1,180	4	3,001

INVESTING ACTIVITIES
Investments in available-for-sale securities	(22)	—	(19)	—	(41)
Investments and acquisitions, net of cash acquired	(33)	(1)	(310)	—	(344)
Capital expenditures	(12)	(49)	(189)	—	(250)
Investment proceeds from available-for-sale securities	1	—	—	—	1
Advances to (from) parent and consolidated subsidiaries	4,022	275	—	(4,297)	—
Other investment proceeds	34	72	27	—	133

Cash provided (used) by investing activities from continuing operations	3,990	297	(491)	(4,297)	(501)

FINANCING ACTIVITIES
Borrowings	2,865	—	12	—	2,877
Debt repayments	(2,100)	—	(241)	—	(2,341)
Proceeds from exercise of stock options	148	—	—	—	148
Excess tax benefit from equity instruments	141	—	—	—	141
Principal payments on capital leases	—	(7)	(1)	—	(8)
Repurchases of common stock	(3,030)	—	—	—	(3,030)
Dividends paid	(869)	—	—	—	(869)
Other financing activities	(83)	(21)	(152)	(2)	(258)
Change in due to/from parent and investment in segment	—	(4,122)	(173)	4,295	—

Cash used by financing activities from continuing operations	(2,928)	(4,150)	(555)	4,293	(3,340)

Cash provided (used) by continuing operations	(758)	(216)	134	—	(840)

Cash used by operations from discontinued operations	7	—	(11)	—	(4)

Cash used by discontinued operations	7	—	(11)	—	(4)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(751)	(216)	123	—	(844)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,623	290	705	—	2,618

CASH AND EQUIVALENTS AT END OF PERIOD	$872	$74	$828	$—	$1,774

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Nine Months Ended September 30, 2014

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$3,109	$3,006	$3,223	$(6,229)	$3,109
Less Discontinued operations, net of tax	65	42	63	(105)	65

Net income from continuing operations	3,174	3,048	3,286	(6,334)	3,174
Adjustments for noncash and nonoperating items:
Depreciation and amortization	13	88	450	—	551
Amortization of film and television costs	—	1,969	3,998	(34)	5,933
Asset impairments	7	—	24	—	31
Gain on investments and other assets, net	(17)	2	(438)	—	(453)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(4,651)	(2,747)	(1,360)	8,758	—
Equity in losses of investee companies, net of cash distributions	2	(7)	141	—	136
Equity-based compensation	63	52	59	—	174
Deferred income taxes	(315)	(398)	(456)	854	(315)
Changes in operating assets and liabilities, net of acquisitions	(417)	(639)	(2,298)	(3,203)	(6,557)
Intercompany	—	2,355	(2,355)	—	—

Cash provided by operations from continuing operations	(2,141)	3,723	1,051	41	2,674

INVESTING ACTIVITIES
Investments in available-for-sale securities	(5)	—	(25)	—	(30)
Investments and acquisitions, net of cash acquired	(30)	(2)	(846)	—	(878)
Capital expenditures	(20)	(49)	(247)	—	(316)
Investment proceeds from available-for-sale securities	13	4	—	—	17
Proceeds from Time Inc. in the Time Separation	590	—	810	—	1,400
Proceeds from the sale of Time Warner Center	—	—	1,264	—	1,264
Advances to (from) parent and consolidated subsidiaries	5,036	4,808	—	(9,844)	—
Other investment proceeds	43	91	13	(22)	125

Cash provided (used) by investing activities from continuing operations	5,627	4,852	969	(9,866)	1,582

FINANCING ACTIVITIES
Borrowings	2,118	—	288	—	2,406
Debt repayments	—	—	(21)	—	(21)
Proceeds from exercise of stock options	276	—	—	—	276
Excess tax benefit from equity instruments	138	—	—	—	138
Principal payments on capital leases	—	(7)	(1)	—	(8)
Repurchases of common stock	(4,481)	—	—	—	(4,481)
Dividends paid	(841)	—	—	—	(841)
Other financing activities	73	(44)	(155)	(21)	(147)
Change in due to/from parent and investment in segment	—	(8,476)	(1,370)	9,846	—

Cash used by financing activities from continuing operations	(2,717)	(8,527)	(1,259)	9,825	(2,678)

Cash provided (used) by continuing operations	769	48	761	—	1,578

Cash used by operations from discontinued operations	1	—	(11)	—	(10)
Cash used by investing activities from discontinued operations	318	18	(51)	(336)	(51)
Cash used by financing activities from discontinued operations	—	—	(372)	336	(36)
Effect of change in cash and equivalents of discontinued operations	—	—	(87)	—	(87)

Cash used by discontinued operations	319	18	(521)	—	(184)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,088	66	240	—	1,394
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,039	148	629	—	1,816

CASH AND EQUIVALENTS AT END OF PERIOD	$2,127	$214	$869	$—	$3,210

Part II. Other Information

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended September 30, 2015.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2015 - July 31, 2015	2,722,668	$88.38	2,722,668	$2,460,978,577
August 1, 2015 - August 31, 2015	10,150,783	$78.10	10,150,783	$1,668,195,449
September 1, 2015 - September 30, 2015	2,373,970	$69.68	2,373,970	$1,502,789,085

Total	15,247,421	$78.63	15,247,421	$1,502,789,085

(1)	These amounts do not give effect to any fees, commissions or other costs associated with the share repurchases.
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

TIME WARNER INC. (Registrant)

/s/ Howard M. Averill
Date: November 4, 2015	Name: Howard M. Averill
Title: Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

10	Amendment No. 3 to the Time Warner Excess Benefit Pension Plan (Amended and Restated as of May 1, 2008) effective as of August 27, 2015.+

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015. †

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at September 30, 2015 and December 31, 2014, (ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2015 and 2014, (v) Consolidated Statement of Equity for the three and nine months ended September 30, 2015 and 2014, (vi) Notes to Consolidated Financial Statements and (vii) Supplementary Information - Condensed Consolidating Financial Statements.

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